Form 10QSB
period 2001-06-30
ALLIANCE CONSUMER INTERNATIONAL INC
filed 2001-08-14
CIK 1063537

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)


[X] Quarterly report under Section 13 or 15(d) under the Securities Exchange Act of 1934.

         For the quarterly period ended      June 30, 2001
                                        ------------------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act.



         For the transition period from           to
                                        ---------    ----------



                      ALLIANCE CONSUMER INTERNATIONAL, INC.
                 (Name of Small Business Issuer in its charter)


         California                                            87-0673375
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


    4970 West 2100 South, Suite 200
         Salt Lake City, Utah                                    84125
(Address of principal executive offices)                       (Zip Code)


                                 (801) 886-2625
              (Registrant's telephone number, including area code)

                                       N/A
                         -------------------------------
                        (Former Name, Former Address and
                Former Fiscal Year, if Changed Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X         No
   ---------------   ---------------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 3,649,520 shares of common stock outstanding as of August 1, 2001.

         Transitional Small Business Disclosure Format (check one):

Yes                 No      X
   ---------------   ---------------

                                TABLE OF CONTENTS
                                                                           PAGE
                                     PART I


ITEM 1. Financial Statements (unaudited) ................................... 3

ITEM 2. Management's Discussion and Analysis or
            Plan of Operations ............................................. 9

                                     PART II

ITEM 1. Legal Proceedings ..................................................10

ITEM 2. Changes in Securities ..............................................10

ITEM 3. Defaults Upon Senior Securities ....................................10

ITEM 4. Submission of Matters to a Vote of Security Holders ................10

ITEM 5. Other Information ..................................................10

ITEM 6. Exhibits and Reports on Form 8-K ...................................10

Signatures .................................................................10





                   FORWARD LOOKING STATEMENTS AND RISK FACTORS

Certain statements contained in this Form 10-QSB filed by Alliance Consumer International, Inc., a development stage company ("Alliance" or the "Company") constitute "statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements, identified by words such as "will," "may," "expect," "believe," "anticipate," "intend," "could," "should," "expect," "estimate," "plan" and similar expressions, relate to or involve the current views of management with respect to future expectations, objectives and events and are subject to substantial risks, uncertainties and other factors beyond management's control that may cause actual results to be materially different from any such forward-looking statements. Such risks and uncertainties include those set forth in this document and others made by or on behalf of the Company in the future, including but not limited to, the Company's limited operating history, its recent emergence from bankruptcy, its need for additional capital or financing, its ability or inability to produce and market products and services, its ability to make a profit in the future, its dependence on a limited number of customers and key personnel, its dependence on certain industries, its ability to locate and consummate business opportunities that would appear to be in the best interests of the shareholders, its ability to implement strategies to develop its business in emerging markets, competition from other or similar companies or businesses, and, general economic conditions. Any forward-looking statements in this document and any subsequent Company document must be evaluated in light of these and other important risk factors. The Company does not intend to update any forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

                                     PART I

ITEM 1. Financial Statements (Unaudited)

The accompanying balance sheet of Alliance Consumer International, Inc. (development stage company) at June 30, 2001 and the related statements of operations and cash flows for the three and six months ended June 30, 2001 and 2000 and the period March 12, 2001 (date of inception of development stage) to June 30, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows and stockholders' equity in conformance with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

Alliance Consumer International, Inc.
(Development Stage Company)
BALANCE SHEET
June 30, 2001



ASSETS

CURRENT ASSETS
   Cash                                                                 485

                                                         -------------------
      Total Current Assets                               $              485
                                                         ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - related parties                    $           11,498
   Accounts payable                                                     459
                                                         -------------------
      Total Current Liabilities                                      11,957

STOCKHOLDERS' EQUITY
   Common stock
      50,000,000 shares authorized with no par value,
      3,649,520 shares issued and outstanding - Note 1                1,000
   Deficit accumulated during the development
      stage - dated March 12, 2001 (Note 1)                         (12,472)
                                                         -------------------
      Total Stockholders' Deficiency                                (11,472)

                                                         -------------------
                                                         $              485
                                                         ===================


The accompanying notes are an integral part of these financial statements.


Alliance Consumer International, Inc.
(Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2001 and 2000 and the
Period March 12, 2001 (date of inception of development stage) to June 30, 2001

                                                                                                Inception (dated
                                                                                                 March 12, 2001
                                      Three Months                      Six Months                  - Note 1)
                             June 30, 2001  June 30, 2000      June 30, 2001      June 30, 2000   to June 30, 2001

REVENUES                     $      --      $        --        $      --         $        --      $        --
EXPENSES                           6,914             --             12,472                --             12,472
                             ------------------------------------------------------------------------------------

NET LOSS                     $    (6,914)   $        --        $   (12,472)      $        --      $     (12,472)
                             ====================================================================================

NET LOSS PER COMMON SHARE
   Basic                     $     (0.00)   $       0.00       $     (0.00)      $        0.00

AVERAGE OUTSTANDING SHARES
   Basic                       3,649,520       3,649,520         3,649,520           3,649,520

The accompanying notes are an integral part of these financial statements.


Alliance Consumer International, Inc.
(Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2000 and the Period
March 12, 2001 (date of inception of development stage) to June 30, 2001
                                                                                                     Inception (dated
                                                                                                       March 12, 2001
                                                                              Six Months                  - Note 1)
                                                                 June 30, 2001         June 30, 2000  to June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $          (12,472)      $         -     $     (12,472)
   Adjustments to reconcile net loss to net cash  provided
   by operating activities
      Changes in accounts payable                                         11,957                 -            11,957
      Contributions to capital - expenses                                  1,000                 -             1,000
                                                              -------------------------------------------------------
         Net Cash (Used) From Operations                                     485                 -               485

CASH FLOWS FROM INVESTING ACTIVITIES                                           -                 -                 -

CASH FLOWS FROM FINANCING ACTIVITIES                                           -                 -                 -

Net Increase (Decrease) in Cash                                              485                 -               485
Cash at Beginning of Period                                                    -                 -                 -
                                                              -------------------------------------------------------
Cash at End of Period                                         $              485        $        -     $         485
                                                              =======================================================

NON CASH FLOWS FROM OPERATING ACTIVITIES
   Contributions to capital - expenses                        $            1,000        $        -     $       1,000

The accompanying notes are an integral part of these financial statements.



Alliance Consumer International, Inc.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1.          ORGANIZATION

The Company was incorporated under the laws of the state of California on March 18, 1998 with authorized common stock of 15,000,000 shares with no par value and 500,000 preferred shares with no par value with the name of "Hickory Investments II". On June 2, 1998 the name was changed to "Alliance Consumer International, Inc."

The Company had been engaged in the business of manufacturing cosmetics, detergents, and pharmaceutical products.

On July 13, 1999 the Company filed a voluntary petition for bankruptcy in the United States Bankruptcy Court under Chapter 11 and emerged from bankruptcy on March 12, 2001 with no remaining assets or liabilities.

The bankruptcy settlement included, a change in officers, an increase in the authorized common capital stock from 15,000,000 to 50,000,000 shares with no par value, a cancellation of the authorized and any outstanding preferred shares, a reverse common stock split of 50 shares of outstanding stock for one share, and the issuance of 3,517,143 post split common shares in exchange for $50,000, which was paid into the bankruptcy court by recipients of the shares. The total of the post split outstanding shares, following completion of the terms of the settlement, was 3,649,520.

Amended articles of incorporation completing the terms of the bankruptcy have been filed in the state of California.

This report has been prepared showing the name "Alliance Consumer International, Inc." and the post split of the common stock, with no par value, from inception. The accumulated deficit has been restated to zero and dated March 12, 2001 with the statement of operations to begin on March 12, 2001.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.


Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.


Income Taxes
------------

On June 30, 2001, the Company had an available net operating loss carry forward of $12,472. The tax benefit of $3,742 from the carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss will expire in 2022.


Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.


Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.


Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.


Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.          GOING CONCERN

The Company will need working capital to service its debt and for any planned activity.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity and debt funding which will enable the Company to operate for the coming year.

4.          RELATED PARTY TRANSACTIONS

Related parties have acquired 41% of the outstanding common capital stock.

Related parties have loaned the Company $11,498.

ITEM 2.  Plan of Operations

The Company's management intends to acquire interests in one or more business opportunities which, in the opinion of management, will provide a profit to the Company. Continuation of the Company as a going concern is dependent upon obtaining additional working capital. The management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long-term debt which will enable the Company to continue operations for the coming year.

Liquidity and Capital Resources
-------------------------------

The Company will need additional working capital to finance its planned activity.

Results of Operations
---------------------

The Company has had no operations during this reporting period.

                                     PART II

ITEM 1. Legal Proceedings

The company is not currently aware of any legal proceedings or claims that the company believes will have, individually or in the aggregate, a material adverse effect on the company's financial position or results of operations.


ITEM 2. Changes in Securities

None.


ITEM 3. Defaults Upon Senior Securities

None.


ITEM 4. Submission of Matters to a Vote of Security Holders

None.


ITEM 5. Other Information

During the second quarter of 2001, the Company's ticker symbol was changed to "ACIN" and the Company obtained quotation on the Over-the-Counter Bulletin Board.


ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits Filed.

None.

(b) Reports on Form 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ALLIANCE CONSUMER INTERNATIONAL, INC.
                                     (Registrant)




Dated: 8/14/01                   By: s/  RADD C. BERRETT
                                    --------------------------------------------
                                    Radd C. Berrett, President and Sole Director