Form 10QSB
period 2001-09-30
ALLIANCE CONSUMER INTERNATIONAL INC
filed 2001-10-25
CIK 1063537

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)


[X] Quarterly report under Section 13 or 15(d) under the Securities Exchange Act of 1934.

         For the quarterly period ended      September 30, 2001
                                        ------------------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act.



         For the transition period from           to
                                        ---------    ----------


                             Commission file number  0-32565
                                                    ---------


                      ALLIANCE CONSUMER INTERNATIONAL, INC.
                 (Name of Small Business Issuer in its charter)


           California                                            87-0673375
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


    4970 West 2100 South, Suite 200
         Salt Lake City, Utah                                      84125
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 3,649,520 shares of common stock outstanding as of September 30, 2001.

         Transitional Small Business Disclosure Format (check one):

Yes                 No      X
   ---------------   ---------------

                                TABLE OF CONTENTS
                                                                          PAGE

                                     PART I


ITEM 1.   Financial Statements (unaudited) ................................ 3

ITEM 2.   Management's Discussion and Analysis or
            Plan of Operations ............................................ 9


                                     PART II

ITEM 1. Legal Proceedings .................................................10

ITEM 2. Changes in Securities .............................................10

ITEM 3. Defaults Upon Senior Securities ...................................10

ITEM 4. Submission of Matters to a Vote of Security Holders ...............10

ITEM 5. Other Information .................................................10

ITEM 6. Exhibits and Reports on Form 8-K ..................................10

Signatures ................................................................10


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

                                     PART I

ITEM 1.  Financial Statements (Unaudited)

The accompanying balance sheet of Alliance Consumer International, Inc. (development stage company) at September 30, 2001 and the related statements of operations and cash flows for the three and nine months ended September 30, 2001 and 2000 and the period March 12, 2001 (date of inception of development stage) to September 30, 2001 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows and stockholders' equity in conformance with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

Alliance Consumer International, Inc.
(Development Stage Company)
BALANCE SHEET
September 30, 2001


ASSETS

CURRENT ASSETS
   Cash                                                                     484

                                                                       --------
      Total Current Assets                                             $    484
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - related parties                                  $ 21,405
   Accounts payable                                                         747
                                                                       --------
      Total Current Liabilities                                          22,152

STOCKHOLDERS' EQUITY
   Common stock
      50,000,000 shares authorized with no par value,
      3,649,520 shares issued and outstanding - Note 1                    1,500
   Deficit accumulated during the development
      stage - dated March 12, 2001 (Note 1)                             (23,168)
                                                                       --------
      Total Stockholders' Deficiency                                    (21,668)
                                                                       --------
                                                                       $    484
                                                                       ========


The accompanying notes are an integral part of these financial statements.



Alliance Consumer International, Inc.
(Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2001 and 2000 and the
Period March 12, 2001 (date of inception of development stage) to September 30, 2001

                                                                                                                Inception (dated
                                                                                                                 March 12, 2001
                                           Three Months                              Nine Months                    - Note 1)
                             September 30, 2001   September 30, 2000   September 30, 2001  September 30, 2000  to September 30, 2001
REVENUES                       $         --        $           --        $         --        $         --        $         --
EXPENSES                               10,696                  --                23,168                --                23,168

                               --------------      ----------------      --------------      --------------      --------------
NET LOSS                       $      (10,696)     $           --        $      (23,168)     $         --        $      (23,168)
                               ==============      ================      ==============      ==============      ==============

NET LOSS PER COMMON SHARE
   Basic                      ($         0.00)     $           0.00      ($        0.01)     $         0.00

AVERAGE OUTSTANDING SHARES
   Basic                            3,649,520             3,649,520           3,649,520           3,649,520



The accompanying notes are an integral part of these financial statements.




Alliance Consumer International, Inc.
(Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and 2000 and the Period
March 12, 2001 (date of inception of development stage) to September 30, 2001


                                                                                                           Inception (dated
                                                                                                            March 12, 2001
                                                                             Nine Months                      - Note 1)
                                                               September 30, 2001  September 30, 2000   to September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $  (23,168)          $     --            $    (23,168)
   Adjustments to reconcile net loss to net cash  provided
   by operating activities
      Changes in accounts payable                                     22,152                 --                  22,152
      Contributions to capital - expenses                              1,500                 --                   1,500
                                                                  ----------           ----------          ------------
         Net Cash (Used) From Operations                                 484                 --                     484

CASH FLOWS FROM INVESTING ACTIVITIES                                    --                   --                    --

CASH FLOWS FROM FINANCING ACTIVITIES                                    --                   --                    --

Net Increase (Decrease) in Cash                                          484                 --                     484
Cash at Beginning of Period                                             --                   --                    --
                                                                  ----------           ----------          ------------
Cash at End of Period                                             $      484           $     --            $        484
                                                                  ==========           ==========          ============

NON CASH FLOWS FROM OPERATING ACTIVITIES
   Contributions to capital - expenses                            $    1,500           $     --            $      1,500



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

Income Taxes
------------

On September 30, 2001, the Company had an available net operating loss carry forward of $23,168. The tax benefit of $6,950 from the carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss will expire in 2022.

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

Related parties have loaned the Company $21,405.

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

None.

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


                              ALLIANCE CONSUMER INTERNATIONAL, INC.
                              (Registrant)




Dated: 10/23/01               By: s/  RADD C. BERRETT
                                  -----------------------------------
                              Radd C. Berrett, President and Sole Director