Form 10KSB
period 2001-12-31
NUTRASTAR INC
filed 2002-04-16
CIK 1063537

________________________________________________________________________________

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ____________________

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                              ____________________

     For the Fiscal Year Ended                  Commission File Number
         December 31, 2001                              0-32565

                             NUTRASTAR INCORPORATED

               California                          87-0673375
       --------------------------       --------------------------------
        (State of Incorporation)        (I.R.S. Employer Identification)

                          Principal Executive Offices:
                            1261 Hawk's Flight Court
                            El Dorado Hills, CA 95762
                            Telephone: (916) 933-7000

     Securities registered pursuant to Section 12(b) of the Exchange Act:

   Title of Each Class           Name of Each Exchange on Which Registered
   -------------------           -----------------------------------------
          None                                     None

     Securities registered pursuant to Section 12(g) of the Exchange Act: NONE

   Title of Each Class           Name of Each Exchange on Which Registered
   -------------------           -----------------------------------------
      Common Stock                              No Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X            No
                         -----------             ------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year was approximately $1.6 million.

As of March 15, 2002, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $8,185,000 based upon the average price of $1.01/share.

       ISSUER INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                     Yes      X            No
                         -----------             ------------

As of March 15, 2002, the Registrant had outstanding 21,802,853 shares of common stock (no par value).

Transitional Small Business Disclosure Format:    Yes  [   ]   No   [X]

                       Documents Incorporated by Reference

Certain exhibits required by Item 13 have been incorporated by reference from the Company's previously filed Form 8-K's, Form 10-QSB and Form 10-KSB.
________________________________________________________________________________


                                 TABLE OF CONTENTS
                                                                                  Page of
                                                                                  Report
                                                                                 --------
PART I...............................................................................1

        ITEM 1.DESCRIPTION OF BUSINESS...............................................1

        ITEM 2.DESCRIPTION OF PROPERTY..............................................12

        ITEM 3.LEGAL PROCEEDINGS....................................................12

        ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................13

PART II.............................................................................14

        ITEM 5.MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS.......................... .......................14

        ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION...........16

        ITEM 7.FINANCIAL STATEMENTS.................................................21

        ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE.............. ..............................21

PART III............................................................................22

        ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ..........22

        ITEM 10.EXECUTIVE COMPENSATION..............................................24

        ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......27

        ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................27

        ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K....................................28

SIGNATURES..........................................................................30


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

NutraStar Incorporated (referred to as "NutraStar" or the "Company") is a California Corporation formerly known as Alliance Consumer International, Inc. As a result of the Exchange Transaction, discussed below, NutraStar's business is now the business previously carried on by NutraStar Technologies
Incorporated, a Nevada Corporation ("NTI"). NutraStar is an emerging growth health sciences company focused on becoming a leading nutraceutical company in the World through the development and distribution of its "super food" products and natural arthritic relief products for both humans and animals. NutraStar also intends to distribute "all natural" cosmetics and beauty aids. Most of NutraStar's products offer the beneficial elements of stabilized rice bran and specially formulated rice bran oil. NutraStar's "all natural" nutraceutical products deliver biological effects without the deleterious side effects of many pharmaceuticals. Accordingly, NutraStar believes that certain of its products may be used in place of, or as a supplement to some of the World's most widely distributed pharmaceuticals. NutraStar will continue to aggressively support its claims through clinical trials and third party analysis. To date, NutraStar and its affiliates have conducted a number of limited clinical trials on several of its products, including, the treatment of Type I and Type II Diabetes, high LDL cholesterol, triglycercides, and Apolipoprotien B, a treatment for joint pain and joint inflammation in mammals, a treatment for Irritable Bowel Syndrome ("IBS"), and a treatment for Inflammatory Bowel Disease ("IBD").


NutraStar has developed a number of product lines that are immediately available for sale in the market through the company's four divisions: TheraFoods(R) (business to consumer), NutraCea(TM) (medical foods), NutraGlo (animal products), and NutraBeauticals(R) (cosmetics and beauty aids). Because of the efficacy and safety of its products, NutraStar anticipates developing strategic distribution and marketing agreements with well-known retail product and pharmaceutical companies and medical practices and institutions. NutraStar currently enjoys such a relationship with W.F. Young, Inc., the distributors of the Absorbine(R) line of human and animal products, including NutraStar's Absorbine Flex+(TM) equine product line which NTI developed for W.F. Young, Inc.. NutraStar and W.F. Young, Inc. have recently entered into a letter of intent to pursue a joint venture to market and distribute NutraStar's NutraFlex(TM) product line to relieve arthritic and joint pain under the Absorbine(R) branding.

History

NutraStar Incorporated (referred to as "NutraStar" or the "Company") was originally incorporated on March 18, 1998 under the laws of the State of California as Hickory Investments II, Inc. ("Hickory"). On June 2, 1998, Hickory changed its name to Alliance Consumer International, Inc. ("Alliance"). On December 14, 2001, Alliance changed its name to NutraStar Incorporated in connection with the Exchange (see below).

In mid-1998 and early 1999, the Company undertook two public offerings of its securities pursuant to the Rule 504 exemption from registration of Regulation D promulgated under of the Securities Act of 1933, as amended (the "Securities Act"). During this same period, the Company was engaged in the business of manufacturing cosmetics, detergents and pharmaceuticals. On September 17, 1998, the Company was approved for quotation on the Over-the-Counter Bulletin Board ("OTC-BB") where it was quoted until June 3, 1999. On June 3, 1999, the Company moved to the "Pink Sheets" published by the Pink Sheets LLC (previously National Quotation Bureau, LLC). During the second quarter of 2001, the Company's ticker symbol was changed to "ACIN" and the Company again became listed on the OTC-BB.

On July 13, 1999, the Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The case was filed in the Central District of California, Los Angeles Division, Chapter 11 Case No. LA-99-36256-EC. In November 1999, the U.S. Bankruptcy Court approved a Plan of Reorganization (referred to as the "plan") which provided for the sale of substantially all of the Company's assets. During the pendency of the Chapter 11 bankruptcy proceedings, an investor group led by Home Marketing Enterprises, LLC, a Utah limited liability company, made an offer to purchase a majority of the Company's issued and outstanding shares. This offer was accepted by the attorneys for the Debtor in Possession and thereafter formally approved by the Bankruptcy Court at a February 21, 2001 Sale Confirmation Hearing. A formal Order reflecting the sale was entered with the Clerk of the Court on March 12, 2001.

On March 12, 2001 the Company emerged from Chapter 11 bankruptcy with no remaining material assets or liabilities. Among other things, the Bankruptcy Court approved (1) a change in officers and directors, (2) the cancellation of all authorized and any outstanding preferred shares, (3) a reverse common stock split at a ratio of one share for every fifty shares that were then-issued and outstanding, (4) an increase in the authorized common capital shares from 15,000,000 to 50,000,000 shares, and (5) the issuance of 3,500,000 post-split common capital shares to the investor group.

As a result of the one-for-fifty shares reverse split, the Company, prior to the Court-authorized issuance of the 3,500,000 shares referenced above, had 132,377 common shares issued and outstanding. At the time of the Bankruptcy purchase transaction, the Company also issued 17,133 post-split shares to four individuals involved in, or associated with, the pre-petition Company. The total number of the post-split issued and outstanding shares, following Bankruptcy Court approval of the purchase transaction was 3,649,520.

On March 28, 2001, the Restated Articles of Incorporation implementing the changes and amendments to the Company's Articles approved by the U.S. Bankruptcy Court was filed with the Secretary of State of the State of California. Since its emergence from Chapter 11 bankruptcy and concluding with the Exchange Transaction, the Company has been seeking to engage in a business combination. The Common Stock and deficit accumulated during such stage have been restated with the statement of operations to begin on March 12, 2001, the date of entry of the Bankruptcy Court Order approving the purchase and sale by the investor group.

Fresh-Start Reporting

In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company was required to adopt fresh-start accounting as of March 12, 2001 at the time the Plan was approved by the Bankruptcy Court. The Company was required to adopt fresh-start reporting because the holders of the existing voting shares immediately prior to filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than the total of its post-petition liabilities and allowed claims.

In accordance with fresh-start accounting, the gain on discharge of debt resulting from the bankruptcy proceedings as reflected on the predecessor Company's financial statements for the period ended March 11, 2001 was eliminated, and, at March 12, 2001, the reorganized Company's financial statements reflected no beginning retained earnings or deficit. Since November 7, 2000, the Company's financial statements have been prepared as if it were a new reporting entity and separate column headings denote pre-reorganization operating results (the "Predecessor Company") from post-reorganization operating results (the "Reorganized Company") since they are not prepared on a comparable basis.

Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganization value, which approximates fair value at the date of reorganization. The Company's management determined that, based on the fact that the Company has historically incurred losses from operations and has projected minimal future operating profits, the reorganization value of the Company (the fair value of the Company before considering liabilities) was equivalent to the fair value of the Company's tangible assets and that no other intrinsic value existed above the amount paid for Common Stock by Home Marketing Enterprises, LLC as part of the Plan of Reorganization. As a result, all assets and liabilities have been stated at their fair value.

Exchange Transaction

On December 14, 2001, the Company issued 17,000,000 shares of the Company's Common Stock (the "Common Stock") to the shareholders of NutraStar Technologies Incorporated, a Nevada corporation in exchange for all of the issued and outstanding shares of the common stock of NTI (the "Exchange Transaction") pursuant to that certain Plan and Agreement of Exchange dated November 9, 2001 (the "Exchange Agreement") between the Company, NTI and the principal shareholders of NTI. As a result of the Exchange Transaction, NTI became a wholly owned subsidiary of the Company and the former shareholders of NTI became the owners of approximately 82% of the Company's then outstanding common stock. Upon the Exchange Transaction, the sole officer and director of the Company resigned and the officers and directors of NTI became the officers and directors of the Company and the Company changed its ticker symbol to "NTRA".

On April 27, 2000, prior to the Exchange Transaction, NTI formed NutraGlo Incorporated ("NutraGlo"), a Nevada corporation, which was owned 80% by NTI and 20% by NutraGlo Investors L.P. During fiscal year 2001, NutraGlo started marketing, manufacturing and distributing one of NTI's products to the equine market. At the time of the Exchange Transaction, NutraStar issued 250,001 shares of its common stock to the limited partnership in exchange for the remaining 20% of the common stock of NutraGlo. The value of the shares was $250,001. As a result, NutraGlo is now a wholly-owned subsidiary.

Industry Overview

By definition, nutraceuticals are food constituents that have biologically therapeutic effects in humans and mammals. These compounds include vitamins, antioxidants, polyphenols, phytosterols, as well as macro and trace minerals. Rice bran and rice bran oil are good sources for some of these compounds, including tocotrienols, a newly discovered complex of vitamin E, and gamma oryzanol, which is found only in rice bran. These compounds act as antioxidants. Stabilized rice bran and its derivatives and rice bran oil also contain high levels of B-complex vitamins, beta-carotene (a vitamin A precursor), other carotenoids and phytosterols, as well as both a balanced amino acid profile (protein) as well as both soluble and insoluble fiber.

Rice is one of the world's major cereal grains, although United States production of rice is only a small fraction of total world production. Approximately 60% of the nutritional value of rice is contained in the rice bran, the outer brown layer of the rice kernel. However, unstabilized rice bran deteriorates rapidly, within hours after milling. The RiceX Company ("RiceX"), one of NutraStar's primary suppliers, has developed a method of stabilizing rice bran that NutraStar believes is superior to other methods, and provides a shelf life of approximately two years, which NutraStar believes is longer than any other stabilized rice bran. Certain of NutraStar's core products, RiSolubles(TM), RiceMucil(R), NutraFlex(TM), and StaBran(R) are based on "stabilized rice bran" produced by RiceX. NutraStar has an exclusive license to distribute RiceX's value-added rice bran products in the United States and has an exclusive worldwide license for patents held by RiceX covering rice bran treatments of diabetes and arteriosclerosis.

In 1999, the Alliance for Aging Research in Washington D.C. reported that when Americans reach their 50th birthday, their chance of being diagnosed for the first time with hypertension, arthritis, or diabetes will triple by the time they reach 60. As the population of the United States ages over the next 30 years, NutraStar believes demand for its products will grow dramatically. Since stabilized rice bran is a safe food product, NutraStar believes that its beneficial effects can be reached without any known deleterious side effects, such as those that may be present in pharmaceuticals. If further clinical trials support the beneficial effects of NutraStar's stabilized rice bran products and if the medical community widely endorses such use of NutraStar's products, then NutraStar believes that its products may be used as the first treatment either prior to or as a compliment to traditional pharmaceutical therapies for the treatment of diabetes and coronary heart disease.

Many physicians have taken a keen interest in NutraStar's nutraceutical products as a means of offering alternative or complementary modalities for treating serious health care problems. Board Certified gastroenterologists have tested NutraStar's RiceMucil(R) product in their local practices, as well as at the University of California, Davis Medical Center. It is now their fiber of choice as it does not produce methane in the intestines and is much better tolerated than psyllium husk (Metamucil(R), Procter & Gamble) and soluble fibers. As a result of these findings, new products have been formulated by these physicians that include NutraStar's RiSolubles(R) and RiceMucil(R) as base ingredients.

Products

NutraStar has four primary divisions through which it sells its products:

1. TheraFoods(TM). NutraStar distributes its consumer products through its TheraFoods(TM) division. The primary products currently sold through this division are RiSolubles(R), RiceMucil(R), NutraFlex(TM), and StaBran(R). All four products are available in capsule and powdered form for use as food supplements. The powdered form can also be used as a food additive in breads, cookies, snacks, beverages, and similar foods. NutraStar has also developed a topical, transdermal cream product for arthritic and joint pain in connection with the Absorbine(R) branded joint venture which will be marketed under either Absorbine Pro(TM) or Absorbine Sr.(R).

2. NutraCea(TM). NutraCea(TM)has been created to compliment NutraStar's medical foods products through a newly created distribution channel in the medical community, primarily doctors and health care providers. Current annual expenditures in the United States for the following diseases have been estimated at $65 billion for arthritis; $98 billion for diabetes; and $170 billion for heart disease. NutraStar believes it has extremely efficacious products in each of these areas. For example, a limited clinical trial suggests that certain of NutraStar's products may lower blood glucose levels of diabetes mellitus patients. NutraStar has consulting relationships with several physicians who assist in formulating medical food products. Three such products have already been created:
     Synbiotics(TM)1  (for treatment of IBS),  Synbiotics(TM)2 (for treatment of
     IBD), and NutraBetics (for treatment of Diabetes, Hyperglycemia and Hypoglycemia). In addition, through its consulting physicians, NutraStar has support from several medical institutions and practices that are and will continue to conduct clinical trials and beta work for the products. For example, UC Davis Medical Center is conducting a 50-subject, open label clinical trial for the Synbiotics(TM)2 product on IBD patients, the Aoki Institute at UC Davis Medical Center is conducting a 50-subject clinical trial for the NutraBetics(TM)product on the normalization of fasting blood glucose levels in Type I and Type II diabetes, and a private physician group is conducting a 50-subject, open label clinical trial for the Synbiotics(TM)product on IBS patients. Additionally, based on clinical trials and a United States patent, NutraStar believes that certain of its products may be beneficial in reducing high blood cholesterol and high blood lipid levels. NutraStar intends to conduct additional clinical trials to further investigate such effects.

3. NutraBeauticals(R). NutraBeauticals(R) is focused on providing natural products to improve skin health. NutraBeauticals(R) Skin Cream is such a product, and contains rice bran oil and other natural ingredients that support the health of the skin. NutraStar is also pursuing acquisitions and product development for natural cosmetic products.

4. NutraGlo. NutraStar developed a derivative of its NutraFlex(TM)product to prevent and rehabilitate debilitating joint degeneration in horses. NutraStar and W.F Young Company (Absorbine(R)products) sponsored an extensive 50 horse equine study that was monitored and conducted by leading
     equine   veterinarian  Gary  D.  Kaufman,   D. V. M.,  with  the  results
     statistically verified by an independent organization, which demonstrates that NutraStar's product is clinically proven to be a superior product for treating horses.

Marketing

The Company's TheraFoods(TM) products are currently marketed domestically through various distribution arrangements and sold through the Internet at http://www.nutrastar.com/products.html.
---------------------------------------

NutraStar's equine product is distributed under the name "Absorbine Flex+" by W.
F. Young, Inc. pursuant to a distribution agreement with NutraStar and will soon be introduced into the international market in 36 countries. NutraStar has a developed a number of other animal products which it is seeking to distribute through various distribution channels such as the Internet and strategic joint ventures to the large animal, pet and veterinarian industries.

NutraStar intends to distribute many of its consumer products through direct response marketing channels such as infomercials and catalogue sales. NutraStar expects its Absorbine(R) branded NutraFlex(TM) products to be sold initially through television and radio infomercial campaigns.

Product Supply

NutraStar has entered into an agreement with RiceX, whereby RiceX will sell NutraStar its stabilized rice bran, rice bran solubles, rice bran fiber concentrates, and other rice bran products at prices equal to the lower of RiceX's standard price or the price negotiated by other customers for like quantities and products. The agreement also provides that RiceX will not sell any rice bran solubles or rice bran fiber concentrates products in the United States except to NutraStar. To maintain this exclusive right, NutraStar must purchase products equal to $250,000 by April 15, 2002, $500,000 during the three-month period ending July 15, 2002, $750,000 during the three-month period ending October 15, 2002, $1,250,000 during the three-month period ending January 15, 2003, $1,500,000 for the six month period ending July 15, 2003, $2,250,000 for the six-month period ending January 15, 2004, $6,000,000 for the one-year period ending January 15, 2005, and increasing amounts each one-year period thereafter at a 10% increase per year. NutraStar has met its first purchase quota by April 15, 2002.

To purchase products from RiceX, the Company is required to provide a 50% deposit for all purchase orders in addition to the $135,000 security deposit already paid to RiceX. In consideration for this exclusive right, NutraStar will pay RiceX a royalty of 2% of NutraStar's gross receipts of all NutraStar's products that incorporated RiceX products, exclusive of shipping charges and returned product. The agreement has a 5-year term, and automatically renews for 2 additional 5-year terms unless NutraStar elects not to renew.

NutraStar believes that its agreement with RiceX will provide NutraStar with an assured source of high quality rice bran products.

NutraStar believes that RiceX's processing facility in Dillon, Montana does not have sufficient capacity to produce NutraStar's products in the quantities that NutraStar anticipates that it will be able to sell. NutraStar's long-term plans include assisting RiceX in the expansion of its existing and future processing facilities, so that NutraStar will have more control of both the production and distribution of its products, and/or the establishment of a joint venture with a significant distributor to construct a processing facility to produce the product to be sold to such distributor. However, such undertakings will require substantial additional funds beyond the amount of the Offering, and there are no assurances that RiceX will accept any offer from NutraStar or that NutraStar will establish a joint venture.

Competition

NutraStar competes with other companies that offer stabilized rice bran as well as other companies that offer other food ingredients and nutritional supplements although NutraStar believes its rice bran has a longer shelf life than its competitors. NutraStar's leading competitors in the stabilized rice bran market include Producer's Rice Mill and Uncle Ben's Rice, Inc. NutraStar is unaware of others who offer stabilized rice bran. In addition, NutraStar faces competition from those who currently offer oat bran and wheat bran in the nutritional supplement market, as NutraStar believes that some consumers may consider the differences between different bran products to be minimal. Many of NutraStar's competitors have greater marketing, research, and capital resources than NutraStar, and may be able to compete more effectively, especially with price. There are no assurances that NutraStar's products will be able to compete successfully. NutraStar's inability to generate brand demand and establish competitive advantages in the marketplace would have a material adverse effect on NutraStar's operations and profits.

Government Regulation

The manufacturing, packaging, labeling, advertising, distribution, and sale of the Company's products are subject to extensive regulation by one or more federal agencies. The primary governmental agency that overseas NutraStar's products is the Food and Drug Administration (the "FDA").

The Dietary Supplement Health Education Act of 1994 (the "DSHEA") provides the basic statutory framework governing the composition and labeling of dietary supplements which would include the Company's TheraFoods(TM) and NutraCea(TM) product lines. A seller of dietary supplements, which include vitamins, minerals, herbs, and other dietary substances for human consumption, may make three different types of claims in its labeling: nutrient content claims, nutritional support claims, and health benefit claims. In January 2000, the FDA adopted regulations implementing the labeling provisions of the DSHEA.

Nutrient content claims are those claims that state the nutritional content of a dietary supplement, and further include claims such as "high in calcium" and "a good source of vitamin C." The DSHEA prescribes the form and content of nutritional labeling of dietary supplements, and requires the manufacturer to list all additional ingredients. A manufacturer is not required to file any information with the FDA regarding nutrient claims, but should have adequate data to support any such claims.

There are two types of nutritional support claims. The first type are claims about classical nutritional deficiency diseases, such as "vitamin C prevents scurvy." A manufacturer may make such claims, as long as the statement discloses the prevalence of the disease in the United States. The second type are called structure/function claims, which are statements about the dietary supplement's effect on the structure or function of the body, or the "well being" achieved by using the dietary supplement, such as "calcium builds strong bones." In order to make a structure/function claim, the manufacturer must have substantiation that the claims are truthful and not misleading, and the label must bear the prescribed warning "This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease." A manufacturer must notify the FDA of structure/function claims within 30 days after a product bearing such claim is first marketed.

Health benefit claims state a relationship between a nutrient and a disease or a health related condition. Under the DSHEA, a manufacturer must notify the FDA of the intent to use a health benefit claim at least 120 days prior to first marketing a product bearing such a claim, and include authoritative statements published by a federal scientific body (such as the National Institutes of Health), and currently in effect, that are based on the scientific body's deliberative view of the scientific evidence. To date, only 10 health benefit claims have been approved, none of which directly relate to rice bran.

Any claim by a dietary supplement to diagnose, prevent, mitigate, treat, or cure a specific disease will be treated by the FDA as a drug, which must be proven "safe and effective" prior to marketing.

Initially, NutraStar intends to make only nutrient content and structure/function claims with respect to its products. However, there are no assurances that the FDA will accept NutraStar's substantiation as to any of its claims. Further, there are no assurances that the FDA will not determine that a claim made by NutraStar is a health benefit claim or a drug claim, either of which would require NutraStar to undertake a protracted and prohibitively expensive procedure to prove its claims. In such circumstances, NutraStar may be required to withdraw certain of its claims.

One limited clinical study has been performed, which suggests that NutraStar's rice bran products may have a significant effect on reducing the blood glucose levels in diabetes mellitus patients. However, further clinical trials are necessary to substantiate any health benefit claim. Further, an authoritative statement published by a federal scientific body must support any health benefit claim that NutraStar may desire to make. Even if further clinical trials support the beneficial effects of NutraStar's products, it is a time-consuming and expensive process to receive such authoritative statement. Even if NutraStar receives an authoritative statement that is favorable, the FDA may require further substantiation before NutraStar may make any health benefit claims. There are no assurances that NutraStar will ever be able to make any health benefit claims with respect to its products.

The DSHEA provides that the manufacturer of any dietary supplement that contains an ingredient that was not marketed in the United States prior to October 1994, must notify the FDA at least 75 days prior to marketing such product, and must provide the FDA with information that supports the conclusion that the dietary supplement with the new ingredient "will reasonably be expected to be safe."

The DSHEA also provides that third party literature, such as scientific literature, may be used in connection with the sale of a dietary supplement. Such a publication must not be false or misleading, may not mention a particular manufacturer or brand of dietary supplement, must be presented so as to offer a balanced view of available scientific information, and must be physically separated from the products when used in a retail establishment. There are no assurances that all pieces of third party literature that may be disseminated in connection with NutraStar's products, including by distributors for whom NutraStar provides private label products, will be determined by the FDA to satisfy these requirements.

The DSHEA requires that all dietary supplements be prepared, packaged, and held under conditions that satisfy the good manufacturing practice regulations that the FDA may adopt. The FDA proposed such regulations in February 1997, but has yet to adopt final regulations. Once adopted, there are no assurances that NutraStar or RiceX will be able to meet such good manufacturing practices.

The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements, including the power to seize adulterated or misbranded products or unapproved new drugs, to request product recall, to enjoin further manufacture or sale of a product, to issue warning letters, and to institute criminal proceedings. In the future, NutraStar may be subject to additional laws or regulations administered by the FDA or other regulatory authorities, the repeal of laws or regulations that NutraStar might consider favorable, or more stringent interpretations of current laws or regulations. NutraStar is not able to predict the nature of such laws or regulations, nor can it predict the effect of such laws or regulations on its operations. NutraStar may be required to reformulate certain of its products, recall or withdraw those products that cannot be reformulated, keep additional records, or undertake expanded scientific substantiation. Any or all of such requirements could have a material adverse effect on NutraStar's operations and financial condition.

While the FDA primarily regulates the labeling of dietary supplements, the Federal Trade Commission (the "FTC") regulates the advertising of such products. The FTC's primary concern is that any advertising must be truthful and not misleading, and that a company must have adequate substantiation for all product claims. In general, the FTC gives deference to an FDA determination of whether there is adequate support for health related claims. However, the FTC has been very active in enforcing requirements that companies possess adequate substantiation for product claims. FTC enforcement actions may result in consent decrees, cease and desist orders, judicial injunctions, and the payment of fines. There are no assurances that the FTC will not question NutraStar's advertising in the future.

In addition to the foregoing, NutraStar's operations will be subject to federal, state, and local government laws and regulations, including those relating to zoning, workplace safety, and accommodations for the disabled, and NutraStar's relationship with its employees are subject to regulations, including minimum wage requirements, anti-discrimination laws, overtime and working conditions, and citizenship requirements. NutraStar believes that it is in substantial compliance with all material governmental laws and regulations, except for such minor irregularities that will not have a material adverse effect on NutraStar's business or results of operations.

Intellectual Property

NutraStar has filed applications with the U.S. Patent & Trademark Office and has successfully registered NutraStar's logo, StaBran(R), RiSolubles(R), RiceMucil(R), and 18 other product names, as registered federal trademarks and servicemarks. NutraStar has additional trademark and servicemark applications pending. See "Risk Factors - Intellectual Property."

NutraStar has an exclusive license from RiceX for Patent Number 6,126,943 entitled "A Method for Treating Hypercholesterolmia, Hyperlipidemia, and Atherosclerosis," which was published October 3, 2000, Patent Number 6,303,586 entitled "A Method for Treating Diabetes, Hyperglycemia and Hypoglycemia," which was published October 16, 2001, and Patent Number 6,350,473 entitled "A Method for Treating Diabetes, Hyperglycemia and Hypoglycemia," which was published February 26, 2002. This newly allowed diabetes patent grants claims for lowering glycosylated hemoglobin levels and improving the synthesis of insulin. See "Risk Factors - Intellectual Property." The term of the exclusive license is for the same term as NutraStar's distribution agreement with RiceX. See "Business - Marketing and Product Supply."

NutraStar recently filed its first patent application for a method of treating arthritis, joint inflammation and joint pain. There are no assurances that this patent will be issued or that the issued patents will adequately protect NutraStar's technology, or that another company may develop a similar but non-infringing product.

Research and Development & Expenditures

During fiscal year 2001, NTI spent $83,444 on product research and development. It is expected that expenditures for research and development will increase in the current year as the Company's product line expands.

Employees

The Company currently has 10 full-time employees, and anticipates that it will add approximately three executive employees and 10 full-time non-executive employees on the expansion of the Company's operations which is expected to occur during 2002. If the Company's sales increase as rapidly as management anticipates, the Company may hire an additional 5 to 15 employees, primarily for marketing services. The Company anticipates that it will not have any substantial difficulty locating and hiring qualified employees for its planned expansion. None of the Company's employees are employed pursuant to a collective bargaining or union agreement, and the Company considers that its relationship with its employees is good.

Factors Affecting NutraStar's Business

The Company will need additional funds to finance additional products as well as fund its current operations. It currently has limited cash reserves and limited working capital to fund its operations, and its ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise additional financing through public or private equity financings, establish increasing cash flow from operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations.

NutraStar has developed and is marketing a number of products, both food supplements and cosmetics, which are derived from stabilized rice bran and specially formulated rice bran oil. These rice bran based products are relatively new which will require NutraStar to successfully introduce products to the marketplace and create a sustainable and expanding market for the Company's products. The failure of the Company to effectively create a market and demand for its products would have a material adverse effect on its financial condition and results of operation.

The dietary supplement and cosmetic industries are subject to considerable government regulation both as to efficacy as well as labeling and advertising. There is no assurance that all of NutraStar's products and marketing strategies will satisfy all of the applicable regulations of the DSHEA, FDA and./or the FTA and/or the FTC. Failure to meet any applicable regulations would require NutraStar to limit the production or marketing of any non-compliant products or advertising.

The Company's prospects for financial success are difficult to forecast because the Company has a limited operating history. The Company's current business commenced in February 2000, when its wholly-owned subsidiary, NTI, first started its operations. Consequently, both the Company and its operating subsidiary have a limited operating history upon which an evaluation of their prospects can be based. Neither the Company nor its subsidiary, NTI, has ever made a profit in any fiscal quarter. The Company's prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets. To address these risks, NutraStar must, among other things, expand its customer base, increase its cash flow from operations, respond effectively to competitive developments, and continue to attract, retain and motivate qualified employees. The Company's inability to further develop and expand its operations would materially adversely affect the Company's business financial condition and results of operations.

The audit report of the Company's independent auditors includes a "going concern" qualification. In the auditor's opinion, the Company's limited operating history and the accumulated net deficit as of December 31, 2001, raise substantial doubt about its ability to continue as a going concern.

The Company operates in a rapidly changing and growing industry, which is characterized by vigorous competition from both established companies and potential new companies. The markets for food supplements and cosmetics are extremely competitive both as to price and quality.

In summary, the Company's net sales and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets in which the Company's products compete, delays in achieving production targets, establishing markets for its products, the current economic conditions as well as the overall performance of the food supplement and cosmetic industries as discussed above. The Company's future operating results will depend, to a large extent, on its ability to anticipate and successfully react to these and other factors and successfully implement its growth strategy.

ITEM 2. DESCRIPTION OF PROPERTY

The Company subleases its executive offices, warehouse and laboratory, located at 1261 Hawk's Flight Court, El Dorado Hills, California, for a monthly rental of $5,228 plus its share of common area expenses. The monthly rental will increase by 2.5% on each October 1 in 2002 and 2004. The Company subleases this 5,500 square foot facility through September 30, 2006. The Company believes that this facility will be adequate for current operations. The Company subleases its office space from RiceX.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved from time to time in various lawsuits that arise in the course of its business.

NutraStar has initiated one lawsuit against a former officer citing a number of causes of action resulting from his various breaches of his fiduciary responsibility to NTI while an officer. The lawsuit was filed in Superior Court, El Dorado County, on November 2, 2001 (Case No. PC20010624). NTI had an understanding with the former officer and director of NTI, whereby he would introduce investors to NTI resulting in at least $2 million in funding in exchange for receiving a salary and 1,240,000 shares of NTI's common stock. He was terminated for cause as an officer of NTI on April 4, 2001 and removed as a director of NTI by NTI's shareholders on September 25, 2001. The former officer did not successfully introduce investors to NTI resulting in at least $2 million in funding. Accordingly, he was not paid a salary and did not receive the 1,240,000 shares of NTI's common stock. In addition, NTI also had an agreement in principle with a company of which the former officer was the controlling shareholder to purchase such company for an additional 124,000 shares of NTI's common stock. The transaction never took place and the offer was terminated by NTI as a result of material misrepresentations by the former officer and his failure to deliver a number of documents requested by NTI during its due diligence investigation. Accordingly, NTI has notified the former officer that he is not entitled to any compensation, including any shares of NutraStar's common stock. NutraStar believes that it has no further obligation to him or any entity with which he is affiliated, but the former officer had not confirmed such to NutraStar. NutraStar has not reserved any amount for any potential liability or shares of Common Stock to him or to his company. NutraStar has commenced litigation against the former officer on a number of causes of action resulting from his various breaches of his fiduciary responsibility to NTI while an officer and director.

NTI had an understanding with an individual and his company whereby he would introduce a strategic partner to NTI in exchange for a fee if the strategic partner made an investment in NTI. The introduction was made, but NTI never consummated a transaction with the strategic partner. In addition, he solicited certain funds from prospective investors. NTI agreed to issue 372,000 shares of its common stock to him in exchange for the above-described investment banking services. Upon investigation, NTI determined that neither he nor his company had the proper license to be providing these services. Accordingly, NTI has notified him that he was not entitled to any compensation, including any shares of NTI's common stock. NTI believes that it has no further obligation to him or his company, but he had not confirmed such to NutraStar. NutraStar has not reserved any amount for any potential liability or shares of its common stock to him or to his company.

Subsequent to the fiscal year end, a Complaint was filed against NTI by Millennium Integrated Services, Inc. ("MISI") in Superior Court, Sacramento County, on April 4, 2002 (Case No. 02A502006). MISI provided website development services to NTI, at a cost of $204,405. MISI is seeking payment of $204,405 plus interest of $32,031. On April 9, 2002, MISI filed a Motion for a Writ of Attachment which would allow MISI to seize and hold NTI assets worth $236,436 pending the resolution of the lawsuit. On April 10, 2002, a Writ of Attachment was granted by the Court. NTI believes it has valid defenses and offsets to the payment for these services and will attempt to settle this matter. Settlement of this case could have a material affect on the Company's cash flow depending on how quickly any settlement would need to be paid.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED  STOCKHOLDER
         MATTERS.

Commencing in May 2001, the Company's common stock was listed and traded on the NASDAQ Electronic Bulletin Board under the symbol "ACIL". Effective as of December 17, 2001, the Company's trading symbol was changed to "NTRA" to reflect the Exchange Transaction with NTI. The following chart sets forth the known high and low price on a bid and ask basis for the Company's stock for each quarter during the previous two years. Except for the most recent quarter reported, all prices are as reported in the "Pink Sheets" published by the Pink Sheets LLC. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

 --------------------------------- -------------------- ---------------
 Year Ended December 31, 2001               Low              High
 --------------------------------- -------------------- ---------------
 Fourth Quarter                            $0.30**           $2.77**
 --------------------------------- -------------------- ---------------
 Third Quarter                             $0.41*            $2.29*
 --------------------------------- -------------------- ---------------
 Second Quarter                            $.001*            $0.41*
 --------------------------------- -------------------- ---------------
 First Quarter                             $.001             $ .01
 --------------------------------- -------------------- ---------------


 --------------------------------- -------------------- ---------------
 Year Ended December 31, 2000               Low               High
 --------------------------------- -------------------- ---------------
 Fourth Quarter                            $.001             $.005
 --------------------------------- -------------------- ---------------
 Third Quarter                              .005               .01
 --------------------------------- -------------------- ---------------
 Second Quarter                              .01               .04
 --------------------------------- -------------------- ---------------
 First Quarter                              .001               .04
 --------------------------------- -------------------- ---------------

----------------------------
*    Reflects post-reverse stock split of 1 for 50.
**   Represents post-share exchange transaction.

As of March 1, 2002, there were approximately 82 holders of record of the Company's Common Stock. This amount does not include shares held in street name.

Dividend Policy

The Company has never paid any cash dividends on its common stock. The Company currently anticipates that it will retain all future earnings for use in its business. Consequently, it does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the Company's last fiscal year ended December 31, 2001, it issued the following equity securities pursuant to exemptions from registration under the Securities Act of 1933 (the "1933 Act").

On December 14, 2001, the Company issued 17,000,000 shares of its common stock to the 38 NTI shareholders in exchange for all of the outstanding shares of NTI common stock. The Company shares were issued without any public solicitation and were acquired for investment purposes only and without a view to distribution. The shares were issued pursuant to the private placement exemption provided by
Section 4(2) and Rule 506 of Regulation D of the 1933 Act. These shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificates evidencing the shares bear a legend stating the restrictions on resale.

During the fiscal year 2001, the Company issued shares of its Series A Preferred Stock in the following transactions:

(i) 100,000 shares were issued as settlement of certain litigation. The stock was valued at $1.00 per share;

(ii) 130,000 shares were issued to a related party as payment for accounts payable totaling $130,000;

(iii)13,000 shares were issued to one individual for services rendered to the Company. The services were valued at $13,000;

(iv) 56,000 shares were issued for conversion of $50,000 of debt plus interest. These shares were issued to two individuals and valued at $1.00 per share;

(v) 1,775,707 shares were issued in exchange for short-term promissory notes or pursuant to the conversion of outstanding convertible notes aggregating $1,705,707 of principal and related interest due thereon. The shares were issued to thirteen creditors.

All of the above issuances were made without any public solicitation, to a limited number of individuals or entities and were acquired for investment purposes only. The shares were issued pursuant to the private placement exemption provided by Section 4(2) of the 1933 Act. These are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificates evidencing the shares bear a legend stating the restrictions on resale.

On December 27, 2001, the Company closed a private placement of 1 million shares of common stock pursuant to which it raised $1 million. The shares were valued at $1.00 per share. The shares were issued without any public solicitation, were sold to a limited number of accredited investors and were acquired with investment intent and without a view to distribution. The shares were issued pursuant to the exemptions provided by Rule 506 of Regulation D and Section 4(6) of the 1933 Act. These shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificates evidencing the shares bear a legal stating the restrictions on resale.

In addition to the Exchange Transaction and private placement referred to above, the Company issued shares of its common stock in the following transactions:

(i) A total of 20,000 shares were issued to two individuals for cash investments totaling $28,546;

(ii) 21,409 shares were issued to acquire the rights to a registered trademark valued at $21,409;

(iii)356,824 shares were issued to one individual to extend the term of a note payable and payment of principal and interest thereon. The shares were valued at $249,314;

(iv) A total of 249,314 shares were issued to one individual for services rendered to the Company. The services were valued at $249,314.

All of the above issuances were made without any public solicitation, to a limited number of individuals or entities and were acquired for investment purposes only. The shares were issued pursuant to the private placement exemption provided by Section 4(2) of the 1933 Act. These are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificates evidencing the shares bear a legend stating the restrictions on resale.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

For more detailed financial information, please refer to the audited December 31, 2001 Financial Statements included in this Form 10-KSB.

Caution about forward-looking statements

This Form 10-KSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We do not undertake to update the information in this Form 10-KSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of the Company's business are discussed throughout this Form 10-KSB and should be considered carefully.

Plan of Operation for the Next Twelve Months

NTI was formed on February 4, 2000 and became the wholly-owned subsidiary of NutraStar on December 14, 2001. To date, NutraStar has focused on its relationship with the producer of its raw materials, RiceX, and to a lesser extent on its strategic alliances. NutraStar has commenced the limited distribution of its stabilized rice bran and rice bran products on the Internet and through direct-to-consumer response advertising campaigns. In the very near future, NutraStar intends to commence the full distribution of its products as private label brands through strategic distributors on the occurrence of certain events, including the raising of additional capital required to implement its business plan. NutraStar's fiscal year is the calendar year.

NutraStar anticipates that in the next 12 to 24 months, it will need an additional $10 to $20 million in financing. NutraStar anticipates that it will need $5 to $15 million to make certain acquisitions, $2.5 million to further increase production capacity, and $2.5 million for additional working capital, including the purchase of inventory for anticipated sales growth. NutraStar expects to obtain this additional funding from private placements of the Company's debt and/or equity securities, or through the public offering of its Common Stock.

Results of Operation

Year Ended December 31, 2001 versus 2000
----------------------------------------

During the fiscal year 2001, NutraStar generated net sales of $1,610,222 compared to $127,954 for the eleven month period ended December 31, 2000. This substantial increase reflects the Company's progress from a start-up entity in fiscal year 2000 to a more fully operational business during fiscal year 2001.

The cost of goods sold for the year ended December 31, 2001 increased to $945,633 compared to $157,170 in fiscal year 2000. This increase reflects the significant increase in production of products for resale. Operating expenses of approximately $3,357,000 in fiscal year 2001 more than doubled over fiscal year 2000 operating expenses of approximately $1,513,000. This increase represents the Company's expansion of operations during fiscal year 2001.

NutraStar incurred an operating loss of $2,692,315 during fiscal year 2001 compared to an operating loss of $1,542,237 during fiscal year 2000. This 74% increase in operating loss reflects the significant increases in the cost of goods sold and operating expenses relating to the Company's expanded business operations during fiscal year 2001.

Operating expenses in fiscal year 2001 included the expansion of the Company's inspection, quality control, clinical trials and research and development as well as the Company's expansion of its distribution channels for its products. Operating expenses in fiscal year 2001 include approximately $890,470 which related to employee expenses.

During the fiscal year 2001, NutraStar recognized interest expense of $1,080,602 which reflects interest paid on short-term promissory notes and convertible promissory notes outstanding during all or part of the fiscal year. This expense increased NutraStar's overall net loss to $3,771,474 compared to a total loss of $1,556,700 recorded in fiscal year 2000.

Due to the December 14, 2001 share exchange with Alliance, for accounting purposes, the acquisition has been treated as a recapitalization of NutraStar (formerly Alliance) with NTI as the acquirer (reverse acquisition). Consequently, the financial statements of NTI are presented as those of the Company. As a result, a comparison of the current financial statements as compared to those of Alliance as previously reported in its Form 10-SB may not be deemed relevant.

Capital Financing

As a part of the exchange transaction with NTI, Alliance issued 17,000,000 shares of its common stock to the shareholders of NTI in exchange for all of the outstanding shares of NTI. This transaction has been accounted for as a reverse acquisition, whereby NTI is considered the acquiring company and Alliance the acquired company.

In connection with the exchange agreement, Alliance obtained $1,000,000 from the sale of its common stock which was issued at $1.00 per share. The Company issued an additional 569,348 shares of common stock for $398,900.

The Company issued 21,409 shares of common stock to acquire a patent valued at $21,409 and issued 306,078 shares of common stock for services rendered valued at $253,291.

The Company issued 356,824 shares of common stock to extend the term of a note payable and recorded an interest expense of $356,824.

Liquidity and Capital Resources

NutraStar has incurred significant operating losses for its first two fiscal years since its inception, and, as of December 31, 2001 NutraStar has an accumulated deficit of $5,328,174. At December 31, 2001, the Company had cash and cash equivalents of $405,502 and a net working capital deficit of $52,760.

To date, NutraStar has funded its operations through a combination of short term debt and the issuance of common and preferred stock. As of December 31, 2000 NutraStar had raised approximately $383,000 from the sale of its common stock through private placement channels. During December 2001 NutraStar completed two private placements; the first raised $1,000,000 from the sale of common stock at $1.00 per share; and the second raised approximately $2,675,707 through the conversion of debt into preferred stock that was priced at $1.00 per share.

The Company is dependent on the proceeds from future debt or equity investments to expand NutraStar's operations and fully implement NutraStar's business plan. If the Company is unable to raise sufficient capital, the Company will be required to delay or forego some portion of its business plan, which may have a material adverse effect on the Company's anticipated results from operations and financial condition. Alternatively, the Company may seek interim financing in the form of bank loans, private placement of debt or equity securities, or some combination thereof. Such interim financing may not be available in the amounts or at the times when the Company requires, and will likely not be on terms favorable to the Company.

Dependence on Key Supplier

NutraStar has entered into an agreement with The RiceX Company, whereby RiceX will sell NutraStar its rice bran solubles and rice bran fiber concentrates at prices equal to the lower of RiceX's standard price or the price negotiated by other customers for like quantities and products. The agreement also provides that RiceX will not sell any rice bran solubles or rice bran fiber concentrates products in the United States except to NutraStar. To maintain this exclusive right, NutraStar must purchase products equal to $250,000 by April 15, 2002 (which quota has been met), $500,000 during the three-month period ending July 15, 2002, $750,000 during the three-month period ending October 15, 2002, $1,250,000 during the three-month period ending January 15, 2003, $1,500,000 for the six month period ending July 15, 2003, $2,250,000 for the six-month period ending January 15, 2004, $6,000,000 for the one-year period ending January 15, 2005, and increasing amounts each one-year period thereafter at a 10% increase per year. In consideration for this exclusive right, NutraStar will pay RiceX a royalty of 2% of NutraStar's gross receipts of all NutraStar's products that incorporated RiceX products, exclusive of shipping charges and returned product. To purchase products from RiceX, the NTI is required to provide a 50% deposit for all purchase orders in addition to the $135,000 security deposit already paid to RiceX. The agreement has a 5-year term, and automatically renews for 2 additional 5-year terms unless NutraStar elects not to renew.

In addition to the risks associated with the potential termination of the RiceX Agreement, the inability of RiceX to deliver the amount of product that NutraStar requires, any interruption in product delivery for any reason, or the inability of RiceX to fulfill its contractual obligations would have a material adverse effect on NutraStar's business, results from operations, and financial condition, as NutraStar could not readily find and implement alternative suppliers and likely not on advantageous terms. NutraStar has the exclusive right to distribute certain of RiceX's products in the United States, but NutraStar may lose this exclusive right if it does not purchase increasing amounts of product from RiceX each year. RiceX's ability to manufacture certain of NutraStar's core products is currently limited to the production capability of RiceX's Dillon, Montana plant (the "Dillon Plant"). Currently, the Dillon Plant is capable of producing only a limited quantity of NutraStar's products, which will not be sufficient to meet NutraStar's short-term and long-term sales goals. The Company and/or RiceX plan to add production capacity during the current year.

Recently Issued Accounting Pronouncements
-----------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect adoption of SFAS No. 141 to have a material impact, if any, on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. The Company does not expect adoption of SFAS No. 142 to have a material impact, if any, on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

    The financial statements filed with this item are listed below:

        Independent Auditors' Report                                      F-2

        Former Independent Auditors' Report                               F-3

    Consolidated Financial Statements:

        Consolidated Balance Sheet as of December 31, 2001             F-4 - F-5

        Consolidated Statements of Operations and Comprehensive Loss
        for the Years ended December 31, 2001 and 2000                    F-6

        Consolidated Statements of Stockholders' Equity (Deficit)
        for the Years-ended December 31, 2001 and 2000                 F-7 - F-8

        Consolidated Statements of Cash Flows for the Years ended
        December 31, 2001 and 2000                                    F-9 - F-11

        Notes to Consolidated Financial Statements                   F-12 - F-28

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

After the exchange transaction with NTI, the newly constituted board of directors of the Company by resolution adopted March 7, 2002, Andersen Andersen & Strong L.L.C. ("AA&S"), the independent accountants for Alliance, and Hood & Strong, LLP ("H&S"), the independent accountants for NTI were dismissed. The Board retained the accounting firm of Singer Lewak Greenbaum & Goldstein, LLP as the independent accountants for NutraStar and its subsidiaries, commencing with the fiscal year ended December 31, 2001. These changes were previously reported in the Company's Form 8-K filed March 14, 2002 and the Amended Form 8-K filed March 25, 2002.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information about the directors and executive officers of the Company who assumed their respective positions upon the closing of the exchange transaction with NTI on December 14, 2001:


  ------------------------- --- ------------------------------------------------------ ------------------
  Name of Person            Age Position and Office Presently Held With the Company      Director Since
  ------------------------- --- ------------------------------------------------------ ------------------
  Radd C. Barrett*          38  Chairman, CEO and President                                     ----
  ------------------------- --- ------------------------------------------------------ ------------------
  Patricia McPeak           60  Chairman, CEO and President                             December 14, 2001
  ------------------------- --- ------------------------------------------------------ ------------------
  Edward G. Newton          65  Vice President, Secretary and Director                  December 14, 2001
  ------------------------- --- ------------------------------------------------------ ------------------
  James W. Kluber           51  Chief Financial Officer                                         ----
  ------------------------- --- ------------------------------------------------------ ------------------
  Dr. Rukmini Cheruvanky    66  Chief Science Officer of NTI                                    ----
  ------------------------- --- ------------------------------------------------------ ------------------
----------------------
* Mr.  Barrett  served as the CEO and sole  Director  of the  Company  until his resignation  on December 14, 2001 in conjunction  with the exchange  transaction with NTI.

Patricia McPeak has been the Company's Chairman, CEO and President since December 14, 2001. She was the founder of NTI, and has been the Chief Executive Officer, President, and a director of NTI since its formation in February 2000, and was the Secretary of NTI from February to October 2000. She has extensive experience in the field of protein and ingredient production, having served as an executive in this industry for 24 years. Ms. McPeak was a co-founder of The RiceX Company, and was the President and a director of that company since its formation in May 1989, until she resigned as President of that company to found NutraStar. See "Certain Transactions - The RiceX Company." In 1981, Ms. McPeak co-founded Brady International, Inc., and was an executive officer of that company from 1981 to May 1989.

Edward G. Newton has been Company's Secretary, Vice President-Sales and a Director since December 14, 2001. He was the Vice President, Sales and a director of NTI since its formation in February 2000, has been the Secretary of NTI since October 2000. Mr. Newton has more than 32 years of experience in the food industry. For the last 20 years, he worked in various sales and management capacities for General Mills, an international consumer foods company. His positions at General Mills included Director of Personnel and Sales Training, Manager of Military Sales, and Purchasing Director of Ingredients. Mr. Newton received his bachelor's degree in economics and business administration from Whitman College.

James W. Kluber has been the Chief Financial Officer of the Company since December 2001. Mr. Kluber has served as a senior financial executive in a variety of service and technology environments with special focus on high growth companies and restructuring operations. He has successfully raised capital for companies in a variety of markets, utilizing public and private equity as well as securitized and unsecured debt to accomplish funding requirements. Mr. Kluber is also a partner in Concord Ventures LLC, a private firm focusing on operational and financial services for growth oriented companies requiring assistance in developing and executing their business strategies. Additionally, he was the Senior Vice President and CFO from 1996 to 1999 for RealPage, Inc. a leading provider of software and services to the real estate industry. From 1993 to 1996 he served as Vice President of Financial Operations for two public companies sponsored by Security Capital Group, ProLogis Trust (NYSE: PLD) and Archstone Communities (NYSE: ASN).

Dr. Rukmini Cheruvanky, is a leading researcher in the therapeutic effects of rice bran and rice bran oil for over 30 years and has been NTI's Chief Science Officer since March 2000. Prior to joining NTI, she served as the Director of Research and Development of The RiceX Company from April 1996 to March 2000. From January to April 1996, Dr. Cheruvanky was the Laboratory Supervisor for Certified Analytical Laboratories in New York, a company that specializes in food analysis. From November 1994 to December 1995, she was Research Chemist in the Research and Development Department of DuPont Merck Pharmaceutical Company in New York. From May 1967 to February 1994, Dr. Cheruvanky served the National Institute of Nutrition located in Hyderabad, India, a premier nutritional institute, under the Indian Council of Medical Research. Dr. Cheruvanky retired in 1994 as a Deputy Director heading the Food Toxicology and Environmental Carcinogenic Division of the Institute. From May 1965 to May 1967, Dr. Cheruvanky worked as a Research Officer, investigating the active principles of the Indian Medicinal plants, under Indian Council of Medical Research scheme at the Chemistry Department, Andhra University, Waltair, India. Dr. Cheruvanky received her master's degree in Organic Chemistry from Andhra University in India in 1959 and doctorate degree in Organic Chemistry of Natural Plant Products from Andhra University in 1965. Dr. Cheruvanky has more than 80 peer-reviewed scientific publications to her credit. She was a mentor to several Ph.D. and Master of Science students. Dr. Cheruvanky traveled widely for exchange of scientific knowledge and study of food regulatory aspects in several countries, on a prestigious World Health Organization program. Dr. Cheruvanky is a Fellow of the American College of Nutrition.

The current directors will serve and hold office until the next annual shareholders' meeting or until their respective successors have been duly elected and qualified. The Company's executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Board Meetings and Committees

The Board of Directors of the Company held no meetings and acted by unanimous consent on five occasions during the year ended December 31, 2001. The Board does not currently have an Audit, Executive or Compensation Committee.

Family Relationships

There are no family relationships between any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, the Company believes that, during the year ended December 31, 2001, its executive officers and directors and 10% stockholders complied with all applicable Section 16(a) filing requirements except that one Form 5 for Patricia McPeak was not filed by the due date but will be filed in the near future.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company's Chief Executive Officer during the last three complete fiscal years. One other officer received annual compensation in excess of $100,000 during the last completed fiscal year.

                                                     SUMMARY COMPENSATION TABLE

                                        Annual Compensation                         Long Term Compensation
                             ------------------------------------------    ------------------------------------------
                                                                                     Awards                 Payout
                                                                           ---------------------------     ----------
                                                                                         Securities
                                                                           Restricted    Underlying           LTIP      All Other
                                                         Other Annual         Stock        Options           Payout    Compensation
                   Year         Salary      Bonus ($)  Compensation ($)     Award(s) ($)      (#)              ($)         ($)
               ------------- ------------- ---------- -----------------    ------------- -------------     ---------- --------------
Radd Barrett    2/21/01 to
(CEO)            12/14/01        -0-          -0-           -0-                -0-           -0-              -0-           -0-
                 2000(1)
                 1999(1)

Patricia         2001        $241,667(2)    $8,333       $12,000(3)            -0-          28,820            -0-           (4)
McPeak
(CEO)
                 2000        $182,692(2)      -0-        $12,000(3)            -0-           -0-              -0-           -0-
Edward           2001        $100,000(2)      -0-           -0-                -0-         304,124            -0-           (4)
Newton (VP)

-----------------------------
(1)  From July, 1999 through February 21, 2001, the Company was in bankruptcy.
(2)  Amount includes payments received from both NTI and NutraStar.
(3)  Includes lease payments for one automobile.
(4)  Ms. McPeak and Mr. Newton are provided with Company paid medical, life and disability insurance benefits.

Stock Option Plan

The Company does not have a formal stock option plan currently in place. Options to date have been granted on an individual basis pursuant to individual option agreements. The Company expects to adopt a formal stock option plan during this current fiscal year.

Options/SAR Grants in Last Fiscal Year

The following table sets forth certain information with respect to option or SAR grants in NutraStar during the fiscal year ended December 31, 2001 to the Named Executive Officers.

-------------------- ---------------------- -------------------- ------------------- ------------------
                                            Percent of Total
                     Number of Securities   Options Granted to   Exercise or Base
                     Underlying Options     Employees in         Price
Name                 Granted                Fiscal Year          ($ Per Share)       Expiration Date
-------------------- ---------------------- -------------------- ------------------- ------------------
Patricia M. McPeak   28,820                 3.08%                $0.28               September 1, 2005
-------------------- ---------------------- -------------------- ------------------- ------------------
Edward G. Newton     304,124                32.51%               $0.25               April 1, 2002
-------------------- ---------------------- -------------------- ------------------- ------------------

Aggregated Option/SAR Exercises Year-End Table.

During the fiscal year ended December 31, 2001, none of the Named Executive Officers exercised any options/SARs issued by NutraStar. The following table sets forth information regarding the stock options held as of December 31, 2001 by the Named Executive Officers.

---------------------- ---------------------------------------- -------------------------------
                       Number of Securities Underlying          Value of Unexercised
                       Unexercised Options at                   In-the-Money Options at
Name                   Fiscal Year End                          Fiscal Year End
---------------------- ---------------------------------------- -------------------------------
                       Exercisable           Unexercisable      Exercisable    Unexercisable
---------------------- --------------------- ------------------ -------------- ----------------
Patricia McPeak (1)                          28,820                            $70,300(3)
---------------------- --------------------- ------------------ -------------- ----------------
Edward G. Newton (2)                         304,124                           $760,310(3)
---------------------- --------------------- ------------------ -------------- ----------------

------------------------------------------------
(1)   As of December 31, 2001 5,764 options were vested.
(2)   As of December 31, 2001 152,062 options were vested.
(3)   Based on closing price of $2.50 per common share as of December 31, 2001.


Compensation of Directors

The Company's directors are also officers of the Company and do not receive any additional compensation for their services as members of the Board of Directors.

The Company intends to appoint additional directors in the future who may or may not be non-employees. For the non-employee directors the Company may seek shareholder approval for a "Director Option Plan" which would serve as the compensation plan for such directors. No specific plan has been developed as of the date of this filing.

Employment/Consulting Contracts

Patricia M. McPeak ("McPeak") has an employment contract with NTI (the "McPeak Employment Agreement"). The McPeak Employment Agreement provides that McPeak receive an annual base salary of $150,000 which annual base salary shall increase to $500,000 when the Company achieves $25 million in annual gross sales or the Common Stock is publicly traded and has a sales price of at least $25 per share for 90 consecutive days, and the annual base salary shall increase to $1 million when the Company achieves $50 million in annual gross sales. Ms. McPeak will be entitled to calendar quarterly bonuses of $25,000 upon achievements of certain benchmarks that will be set and determined by the Company's Board of Directors. The agreement provides that McPeak shall participate in the Company's stock bonus plans, and that the Company shall provide McPeak with medical, life, and disability insurance benefits, additional executive level benefits, and an annual automobile allowance of $12,000. The agreement has a term of 10 years, however, NTI may terminate the agreement on 30-days prior notice, but will remain liable for all base salary, bonus, and benefits obligations throughout the remaining term of the agreement. The Company is renegotiating its employment agreement with McPeak. The Company anticipates that the compensation arrangement will remain substantially the same, but that the Company's obligations on termination of the new agreement or a change in control will increase.

Edward Newton ("Newton") has an employment contract with NTI (the "Newton Employment Agreement"). The Newton Employment Agreement provides that Newton receive an annual base salary of $100,000. The Agreement provides that Newton shall participate in the Company's stock bonus plans, and that the Company shall provide Newton with medical, life and disability insurance benefits. The Agreement has a term of three years, however, NTI may terminate the agreement with or without cause. If the agreement is terminated without cause or if Mr. Newton resigns for good reason, a severance package will be paid.

Limitation of Liability and Indemnification Matters

         The Company's Restated Articles of Incorporation provide that it will indemnify its officers and directors, employees and agents and former officers, directors, employees and agents unless such person shall have been adjudged to be liable to the corporation in the performance of that person's duty to the corporation or its shareholders. This indemnification includes expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by these individuals in connection with such action, suit, or proceeding, including any appeal thereof, subject to the qualifications contained in California law as it now exists. Expenses (including attorneys' fees) incurred in defending a civil or criminal action, suit, or proceeding will be paid by the Company in advance of the final disposition of such action, suit, or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount, if it shall ultimately be determined that he or she is not entitled to be indemnified by the Company. This indemnification will continue as to a person who has ceased to be a director, officer, employee or agent, and will benefit their heirs, executors, and administrators. These indemnification rights are not deemed exclusive of any other rights to which any such person may otherwise be entitled apart from the bylaws. California law generally provides that a corporation shall have the power to indemnify persons if they acted in good faith in a manner reasonably believed to be in the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. In the event any such person is judged liable to the corporation or its shareholders, this indemnification will apply only if approved by the court in which the action was pending. Any other indemnification shall be made only after the determination by the Company's Board of Directors (excluding any directors who were party to such action), by independent legal counsel in a written opinion, or by a majority vote of stockholders (excluding any stockholders who were parties to such action) to provide such indemnification.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of March 1, 2002 by, (i) each executive officer and director of the Company; (ii) all executive officers and directors of the Company as a group; and (iii) owners of more than 5% of the Company's Common Stock.

-------------------------------------- ------------------------ ------------------------- -------------------
Name and Address of                           Position               Number of Shares           Percent
Beneficial Owner                                                    Beneficially Owned
-------------------------------------- ------------------------ ------------------------- -------------------

Officers and Directors
-------------------------------------- ------------------------ ------------------------- -------------------
Patricia McPeak
1261 Hawk's Flight Court                  Chairman and CEO           14,005,130(1)              63.5%
El Dorado Hills, CA 95762
-------------------------------------- ------------------------ ------------------------- -------------------
Edward Newton
1261 Hawk's Flight Court                   Vice President,             304,124(2)                1.4%
El Dorado Hills, CA 95762              Secretary and Director
-------------------------------------- ------------------------ ------------------------- -------------------
James Kluber
1261 Hawk's Flight Court                         CFO                      -0-                     *
El Dorado Hills, CA 95762
-------------------------------------- ------------------------ ------------------------- -------------------
All  officers  and   directors  as  a
group (3 individuals)                                                14,139,254                 64.9%
-------------------------------------- ------------------------ ------------------------- -------------------

------------------------
(1)  Amount  includes  5,764 shares  issuable  under stock  options  exercisable within 60 days of
     March 1, 2002 and  300,000  shares of Series A  Preferred Stock.

(2)  Amount represents shares issuable under stock options exercisable within 60 days of March 1, 2002.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Distribution Agreement with The RiceX Company

On December 12, 2001, the Company entered into a revised 15-year agreement with RiceX to be the exclusive distributor of rice solubles and rice bran fiber concentrate in the United States of America and to have the exclusive rights to various patents and trademarks owned by RiceX. Under the terms of this agreement, RiceX has agreed to cancel certain indebtedness by the Company in exchange for 130,000 shares of Series A preferred stock and payment of $41,335 in interest, has agreed to new minimum purchase requirements, and has agreed to extend the term of the agreement for five years, with two additional renewal periods of five years each. Daniel L. McPeak, Ms. McPeak's husband, is the President of RiceX.

During the year ended December 31, 2001, the Company recorded commissions revenue totaling $317,668 from RiceX related to sales made by RiceX to customers of the Company.

During the year ended December 31, 2001, the Company issued 300,000 Series A preferred stock to Patricia M. McPeak, Chair of the Board and Chief Executive Officer in exchange for the cancellation of $300,000 of convertible promissory notes owed to her.

During the year ended December 31, 2001, the Company entered into a non-interest-bearing loan agreement with Patricia M. McPeak, Chair of the Board and the Chief Executive Officer of the Company. Related to this agreement, the Company recorded a Due to Officer in the amount of $32,029 at December 31, 2001.

During the year ended December 31, 2001, certain operating expenses of the Company totaling $111,313 were paid by RiceX. The Company reimbursed these expenses, and at December 31, 2001, there were no amounts owed to RiceX.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

       Exhibit 2(1)    Plan and Agreement of Exchange.
       Exhibit 3.1(2)  Restated Articles of Incorporation filed March 28, 2001.
       Exhibit 3.2(2)  Bylaws
       Exhibit 3.3 Restated and Amended Articles of Incorporation dated December 11, 2001.
       Exhibit 10.1    Executive Employment Agreement between NutraStar
                       Incorporated and Patricia McPeak.
       Exhibit 10.2    Executive  Employment  Agreement for Edward Newton.
       Exhibit 16.1(3) Letter on change in certifying  accountant  dated
                       March  13,  2002.
       Exhibit 16.2(4) Updated  letter on change in certifying accountant dated
                       March 25,  2002.
       Exhibit 16.3(4) Letter on change in certifying accountant dated March
                       21, 2002.

--------------------
(1) Incorporated by reference to exhibits previously filed on Form 8-K filed on November 19, 2001.
(2) Incorporated by reference to exhibits previously filed on Form 10-SB filed on April 19, 2001.
(3) Incorporated by reference to exhibits previously filed on Form 8-K filed on March 14, 2002.
(4) Incorporated by reference to exhibits previously filed on Form 8-K/A filed on March 25, 2001.

     (b) Reports on Form 8-K filed during the quarter ended December 31, 2001:

The Company filed a Form 8-K for November 19, 2002 reporting an Item 5 event regarding the Company's entering into a Plan and Agreement of Exchange with NTI.

         The Company filed a Form 8-K for December 14, 2001 reporting on Item 1 and Item 2 event regarding the consummation of an exchange transaction with NTI whereby the former shareholders of NTI were issued shares representing approximately 82% ownership of the Company's then outstanding common stock and the Company assumed the business operations of NTI.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NUTRASTAR INCORPORATED


                                      By  /s/ Patricia McPeak
                                          --------------------------------------
                                          Patricia McPeak
                                          President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                          Date
---------                         -----                          ----

\s\ Patricia McPeak
-----------------------
Patricia McPeak           Chairman of the Board and          April 15, 2002
                          President

\s\ Edward G Newton
-----------------------
Edward G. Newton          Secretary and Director             April 15, 2002


\s\ James W Kluber
-----------------------
James W. Kluber           Chief Financial Officer            April 15, 2002
                          (Principal Financial and
                           Accounting Officer)

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                                        CONTENTS
                                                               December 31, 2001
________________________________________________________________________________


                                                                       Page


INDEPENDENT AUDITOR'S REPORT                                            F-2

FORMER INDEPENDENT AUDITOR'S REPORT                                     F-3

CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheet                                    F-4 - F-5

       Consolidated Statements of Operations                            F-6

       Consolidated Statements of Shareholders' Equity (Deficit)     F-7 - F-8

       Consolidated Statements of Cash Flows                         F-9 - F-11

       Notes to Consolidated Financial Statements                    F-12 - F-28

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
NutraStar Incorporated and subsidiaries

We have  audited  the  accompanying  consolidated  balance  sheet  of  NutraStar
Incorporated and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NutraStar Incorporated and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended December 31, 2001, the Company incurred a net loss of $3,771,474 and had negative cash flows from operations of $855,316. In addition, the Company had an accumulated deficit of $5,328,174 at December 31, 2001. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 17, 2002

Independent Auditors' Report


Board of Directors
Nutrastar, Incorporated
El Dorado Hills, California


We have audited the accompanying statements of operations, stockholders' deficit and cash flows of NUtrastar, INCorporated (the Company) for the period from February 4, 2000 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of NutraStar, Incorporated's operations and its cash flows for the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the
financial   statements,   the  Company  has  incurred  losses  since  inception,
anticipates continuing losses for the foreseeable future and will require substantial additional capital in order to complete its operational objectives. This raises substantial doubt about the Company's ability to continue as a going concern. Management plans in regard to these matters are also described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Hood & Strong LLP

December 19, 2001

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               December 31, 2001
________________________________________________________________________________


                                     ASSETS

Current assets
     Cash                                                             $  405,502
     Accounts receivable                                                   1,593
     Inventory                                                            93,886
     Prepaid expenses                                                      8,788
                                                                      ----------

              Total current assets                                       509,769

Property and equipment, net                                              210,955
Patents and trademarks, net                                              109,505
Goodwill                                                                 250,001
Deposits                                                                 181,071
                                                                      ----------

                  Total assets                                        $1,261,301
                                                                      ==========




   The accompanying notes are an integral part of these financial statements.



                                                NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                             CONSOLIDATED BALANCE SHEET
                                                                      December 31, 2001
_______________________________________________________________________________________


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                      $   382,117
     Accrued salaries and benefits                                              61,014
     Accrued expenses                                                           87,369
     Due to officer                                                             32,029
                                                                           -----------

         Total current liabilities                                             562,529
                                                                           -----------

Commitments and contingencies

Shareholders' equity
     Convertible series A preferred stock, no par value, $1 stated value
         3,000,000 shares authorized
         2,084,707 shares issued and outstanding                             1,980,802
     Common stock, no par value
         50,000,000 shares authorized
         21,649,520 shares issued and outstanding                            4,572,845
     Common stock committed                                                    399,174
     Deferred compensation                                                    (925,875)
     Accumulated deficit                                                    (5,328,174)
                                                                           -----------

              Total shareholders' equity                                       698,772
                                                                           -----------

                   Total liabilities and shareholders' equity              $ 1,261,301
                                                                           ===========



     The accompanying notes are an integral part of these financial statements.


                                              NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     For the Years Ended December 31,
_____________________________________________________________________________________


                                                            2001             2000
                                                        ------------    ------------
Net sales                                               $  1,610,222    $    127,954

Cost of goods sold                                           945,633         157,170
                                                        ------------    ------------

Gross profit (loss)                                          664,589         (29,216)

Operating expenses                                         3,356,904       1,513,021
                                                        ------------    ------------

Loss from operations                                      (2,692,315)     (1,542,237)
                                                        ------------    ------------

Other income (expense)
     Interest income                                           1,443           2,304
     Interest expense                                     (1,080,602)        (16,767)
                                                        ------------    ------------

         Total other income (expense)                     (1,079,159)        (14,463)
                                                        ------------    ------------

Net loss                                                $ (3,771,474)   $ (1,556,700)
                                                        ============    ============

Basic and diluted loss per share                        $      (0.20)   $      (0.10)
                                                        ============    ============

Basic and diluted weighted-average shares outstanding     18,686,078      15,651,442
                                                        ============    ============



      The accompanying notes are an integral part of these financial statements.


                                                                                             NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                                                    For the Years Ended December 31,
____________________________________________________________________________________________________________________________________


                              Series A Preferred Stock          Common Stock        Committed   Deferred
                             --------------------------   ------------------------   Common      Compen-    Accumulated
                               Shares        Amount         Shares        Amount      Stock      sation       Deficit      Total
                             ----------   ------------    -----------  -----------  ---------  ----------   ----------- ------------
Balance, February 4,
   2000 (inception)                  -    $       -                 -    $     -    $       -    $    -     $        -  $         -
Common stock
   issued
     for services                    -            -            56,764        3,977          -         -              -        3,977
     for cash                        -            -           540,802      378,900          -         -              -      378,900
Common stock split                   -            -        15,346,340            -          -         -              -            -
Net loss                             -            -                 -            -          -         -     (1,556,700)  (1,556,700)
                             ----------   ------------    -----------  -----------  ---------  ----------   ----------- ------------

Balance, December
   31, 2000                          -            -        15,943,906      382,877          -         -     (1,556,700)  (1,173,823)
Common stock
   issued
     for cash                        -            -            28,546       20,000          -         -              -       20,000
     for acquisition
       of patent                     -            -            21,409       21,409          -         -              -       21,409
     to extend note
       payable                       -            -           356,824      356,824          -         -              -      356,824
     services rendered               -            -           249,314      249,314          -         -              -      249,314
     acquisition of
       NutraGlo                      -            -           250,001      250,001          -         -              -      250,001
     for settlement of
       litigation                    -            -           150,000      150,000          -         -              -      150,000
     for cash in conjunction
       with acquisition
       by Alliance                   -            -         4,649,520    1,000,000          -         -              -    1,000,000
Committed stock for
   conversion of
   notes payable                     -            -                 -            -    399,174         -              -      399,174



      The accompanying notes are an integral part of these financial statements.


                                                                                             NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                                                    For the Years Ended December 31,
____________________________________________________________________________________________________________________________________


                              Series A Preferred Stock          Common Stock     Committed  Deferred
                             --------------------------   ----------------------  Common     Compen-      Accumulated
                               Shares        Amount         Shares      Amount    Stock      sation         Deficit        Total
                             ----------   ------------    ---------  ----------- --------  ----------     -----------  ------------
Preferred stock
   issued during 2001
     as settlement of
       litigation              100,000    $   100,000             -  $        -   $      -   $     -       $        -  $    100,000
     for payment for
       accounts payable        130,000        130,000             -           -          -         -                -       130,000
     for conversion of
       notes payable
       and accrued
       interest              1,775,707      1,671,802             -           -          -         -                -     1,671,802
     for services
       rendered                 13,000         13,000             -           -          -         -                -        13,000
     for deposits
       payable                  56,000         56,000             -           -          -         -                -        56,000
     as interest
       expense                  10,000         10,000             -           -          -         -                -        10,000
Stock options
   issued for
     compensation                    -              -             -      647,429         -     (449,515)            -       197,914
     services rendered               -              -             -    1,273,861         -     (476,360)            -       797,501
     settlement of
       litigation                    -              -             -      107,047         -         -                -       107,047
Warrants issued
   with convertible
   debt                              -              -             -      114,083         -         -                -       114,083
Net loss                             -              -             -            -         -         -        (3,771,474)  (3,771,474)


Balance, December
   31, 2001                  2,084,707    $ 1,980,802    21,649,520  $ 4,572,845  $ 399,174  $ (925,875)  $ (5,328,174) $   698,772
                         =============    ===========   ===========  ===========  =========  ===========  ============= ============


                             The accompanying notes are an integral part of these financial statements.



                                                           NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  For the Years Ended December 31,
_________________________________________________________________________________________________

                                                                        2001             2000
                                                                    -----------      -----------
Cash flows from operating activities
     Net loss                                                       $(3,771,474)     $(1,556,700)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                              94,397            7,172
              Non-cash issuances of common stock                        756,138            3,977
              Non-cash issuances of preferred stock                     468,511             --
              Non-cash issuances of stock options                     1,102,462             --
              Non-cash issuances of warrants                             10,178             --
              Non-cash issuances of committed stock                     130,487             --
              (Increase) decrease in
                  Accounts receivable                                   114,043         (115,636)
                  Inventory                                             421,886         (515,772)
                  Prepaid expenses                                        6,597          (15,385)
                  Deposits                                              (80,546)        (100,525)
              Increase (decrease) in
                  Accounts payable                                     (333,773)         904,407
                  Accrued salaries and benefits                          36,079             --
                  Accrued expenses                                      157,670             --
                  Due to officer                                         32,029             --
                                                                    -----------      -----------

                      Net cash used in operating activities            (855,316)      (1,388,462)
                                                                    -----------      -----------

Cash flows from investing activities
     Purchase of property and equipment                                (234,348)         (70,692)
     Purchase of patents and trademarks                                 (30,199)         (65,381)
                                                                    -----------      -----------

                      Net cash used in investing activities            (264,547)        (136,073)
                                                                    -----------      -----------

Cash flows from financing activities
     Proceeds from the issuance of common stock                       1,020,000          378,900
     Proceeds from deposits payable                                        --            896,500
     Refunds of deposits payable                                       (240,500)            --
     Principal payments on convertible notes payable                   (490,000)            --
     Proceeds from convertible note payable                           1,230,000          255,000
                                                                    -----------      -----------

                      Net cash provided by financing activities       1,519,500        1,530,400
                                                                    -----------      -----------

                           Net increase in cash                         399,637            5,865

Cash, beginning of year                                                   5,865             --
                                                                    -----------      -----------

Cash, end of year                                                   $   405,502      $     5,865
                                                                    ===========      ===========


            The accompanying notes are an integral part of these financial statements.


                                                F-9

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,

________________________________________________________________________________


                                                           2001        2000
                                                       -----------  ----------
Supplemental disclosures of cash flow information

     Interest paid                                     $        -   $        -
                                                       ===========  ==========

     Income taxes paid                                 $        -   $        -
                                                       ===========  ==========


Supplemental schedule of non-cash investing and financing activities
During the year ended December 31, 2001, notes with a principal balance of $1,340,000 and accrued interest of $90,196 had been converted into 1,430,196 shares of the Company's Series A preferred stock. Related to these conversions, the Company issued an additional 345,511 shares of Series A preferred stock to certain of the note holders and recorded related interest charges of $345,511. The remaining notes with a principal balance of $250,000 and accrued interest of $18,687 had been converted into committed common stock. Related to the conversion, the Company recorded interest charges of $130,487 for additional shares that will be issued.

During the year ended December 31, 2001, the Company entered into a 12-month consulting agreement, issued 144,676 shares of common stock, and recorded consulting expense totaling $144,676.

During the year ended December 31, 2001, the Company issued 100,000 shares of Series A preferred stock as a settlement of certain litigation. Related to this, the Company recorded expense of $100,000.

During the year ended December 31, 2001, the Company issued 130,000 shares of Series A preferred stock to a related party as payment of accounts payable totaling $130,000.

During the year ended December 31, 2001, the Company issued 13,000 shares of Series A preferred stock for services rendered valued at $13,000.

During the year ended December 31, 2001, the Company issued 56,000 shares of Series A preferred stock for deposits payable totaling $56,000. In relation to one of these transactions, the Company issued 10,000 shares of preferred stock as interest expense totaling $10,000.

During the year ended December 31, 2001, the Company issued 21,409 shares of common stock to acquire a patent valued at $21,409.

During the year ended December 31, 2001, the Company issued 356,824 shares of common stock to extend the term of a note payable and recorded interest expense totaling $356,824.

During the year ended December 31, 2001, the Company issued 249,314 shares of common stock for services rendered valued at $249,314.


   The accompanying notes are an integral part of these financial statements.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,

________________________________________________________________________________

Supplemental schedule of non-cash investing and financing activities (Continued) During the year ended December 31, 2001, the Company issued options to purchase 935,564 shares of common stock to employees of the Company. In relation to these issuances, the Company recorded compensation expense totaling $197,914 and deferred compensation expense totaling $449,515.

During the year ended December 31, 2001, the Company issued options to purchase 1,498,660 shares of common stock. In relation to these issuances, the Company recorded consulting expenses totaling $797,501 and deferred compensation expense totaling $476,360.

During the year ended December 31, 2001, the Company issued options to purchase 142,730 shares of common stock in settlement of certain disputes. In relation to these issuances, the Company recorded settlement expenses totaling $107,047.




   The accompanying notes are an integral part of these financial statements.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001

________________________________________________________________________________


NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         General
         -------
         NutraStar Incorporated ('NutraStar"), a California corporation, markets proprietary whole food dietary supplements derived from nutrient-dense stabilized rice bran (a nutraceutical) produced by an affiliated company, The RiceX Company ("RiceX"), a current shareholder and a publicly traded company. The Company has a license to distribute certain derivatives of RiceX's stabilized rice bran, as well as valued-added rice bran products in the United States of America.

         On December 14, 2001, Alliance Consumer International, Inc. ("Alliance") acquired all of the outstanding common stock of NutraStar. For accounting purposes, the acquisition has been treated as a recapitalization of NutraStar with NutraStar as the acquirer (reverse acquisition).

         Effective April 27, 2000, NutraStar became an 80% owner of NutraGlo Incorporated ("NutraGlo"), a Nevada corporation. NutraGlo was non-operative during 2000. During the year ended December 31, 2001, NutraGlo started marketing, manufacturing, and distributing NutraStar's stabilized rice bran and other nutraceuticals to the equine market. In connection with NutraStar's acquisition of Alliance, NutraStar issued 250,001 shares of common stock in exchange for the remaining 20% of the common stock of NutraGlo. The value of the shares was $250,001, which has been recorded as goodwill in the accompanying consolidated balance sheet.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of NutraStar and its wholly owned subsidiaries, NutraStar Technologies, Inc. and NutraGlo (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

         Basis of Presentation
         ---------------------
         The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the year ended December 31, 2001, the Company incurred a net loss of $3,771,474, and it had negative cash flows from operations of $855,316. In addition, the Company had an accumulated deficit of $5,328,174 at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Basis of Presentation (Continued)
         ---------------------
         Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful transition of the Company to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         Management's plans to alleviate substantial concern about the Company's ability to continue as a going concern include the following:

          o The Company anticipates that it will be able to raise additional equity that will be sufficient for it to continue to implement its current business strategy. It plans on registering all common stock with the Securities and Exchange Commission not previously registered as well as any future common stock issued. This should result in more market liquidity for the Company's common shareholders.

          o The Company plans on implementing an aggressive marketing strategy that will enhance consumer awareness of its products. The strategy includes establishing and/or expanding existing strategic relationships; completing an Internet business-to-business and business-to-consumer Web site that will handle increased product demand if its marketing strategy is successful; creating a direct response marketing campaign; and advertising in targeted, industry specific magazines.

          o The Company is reducing its fixed overhead expenses and plans to continue to control such items for the foreseeable future.

         Revenue Recognition
         -------------------
         Revenue is generally recognized upon shipment of product with a provision for estimated returns and allowances recorded at that time, if applicable.

         Comprehensive Income
         --------------------
         The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any changes in equity from non-owner sources.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Accounts Receivable
         -------------------
         The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. As of December 31, 2001, an allowance for doubtful accounts was not deemed necessary.

         Inventory
         ---------
         Inventory is stated at the lower of cost (first-in, first-out) or market and consists of nutraceutical products manufactured by an affiliated company, RiceX, which the Company enhances for final distribution to its customers. While the Company has an inventory of these products, which contain ingredients supplied by RiceX, any significant prolonged shortage of these ingredients or of the supplies used to enhance these ingredients could materially adversely affect the Company's results of operations.

         Patents and Trademarks
         ----------------------
         The Company has exclusive licenses for several patents. All costs associated with the patents are capitalized. Amortization is computed on the straight-line method based on an estimated useful life of 20 years. The Company also has several registered trademarks which are amortized over an estimated useful life of 10 years.

         Property and Equipment
         ----------------------
         Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives as follows:

                  Furniture and equipment                   7 years
                  Software                                  3 years

         Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

         Fair Value of Financial Instruments
         -----------------------------------
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable, accrued salaries and benefits, and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

         Stock Split
         -----------
         During the year ended December 31, 2000, the Company effected a 300-for-one split of its common stock. All share and per share data have been retroactively restated to reflect this reverse stock split.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock-Based Compensation
         ------------------------
         SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB No. 25.

         Advertising Expense
         -------------------
         The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the years ended December 31, 2001 and 2000 was $24,369 and $17,640, respectively.

         Income Taxes
         ------------
         The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

         Loss Per Share
         --------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As such, basic and diluted loss per share are the same.

         Estimates
         ---------
         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Concentrations of Credit Risk
         -----------------------------
         The Company sells its services throughout the United States, extends credit to its customers, and performs ongoing credit evaluations of such customers. The Company evaluates its accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary.

         On May 1, 2001,  the Company  entered  into an  exclusive  distribution agreement with a customer, in which the customer is required to purchase a minimum of 90,000 pounds of the Company's product on or before July 1, 2001, 120,000 pounds before September 1, 2002, 275,000 pounds between September 1, 2002 and August 31, 2003, and 350,000 pounds between September 1, 2003 and August 31, 2004. At December 31, 2001, sales to this customer totaled $596,627 (46% to total sales). There were not any amounts due from this customer at December 31, 2001.

         In addition to the above, for the year ended December 31, 2001, one customer accounted for 19% of the Company's sales. There were not any amounts due from this customer at December 31, 2001.

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect adoption of SFAS No. 141 to have a material impact, if any, on its financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. The Company does not expect adoption of SFAS No. 142 to have a material impact, if any, on its financial position or results of operations.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Pronouncements (Continued)
         -----------------------------------------
         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.


NOTE 3 - CASH

         The Company maintains its cash balances at one bank located in California. The balances at the bank are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, cash balances are in excess of the insured limit.


NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2001 consisted of the following:

                  Furniture and equipment                      $         16,714
                  Software                                              288,326
                                                               ----------------

                                                                        305,040
                  Less accumulated depreciation                          94,085
                                                               ----------------

                      Total                                    $        210,955
                                                               ================

          Depreciation expense was $89,026 and $5,059 for the years ended December 31, 2001 and 2000, respectively.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
________________________________________________________________________________

NOTE 5 - PATENTS AND TRADEMARKS

         Patents and trademarks at December 31, 2001 consisted of the following:

                  Patents                                     $         84,439
                  Trademarks                                            32,550
                                                              ----------------

                                                                       116,989
                  Less accumulated amortization                          7,484
                                                              ----------------

                      Total                                   $        109,505
                                                              ================

         Amortization expense was $5,371 and $2,113 for the years ended December 31, 2001 and 2000, respectively.



NOTE 6 - PROMISSORY NOTES PAYABLE

         During the years ended  December 31, 2001 and 2000,  the Company raised
         an  aggregate  of   $2,080,000   through  the  issuance  of  short-term
         promissory notes and convertible promissory notes.

         Activities related to the promissory notes are as follows:

          o The promissory notes, with an aggregate principal balance of $1,180,000, bore interest ranging from 8% to 12% per annum. As of December 31, 2001, all of the promissory notes had been retired.

          o The convertible notes, with an aggregate principal balance of $900,000, were immediately converted into shares of the Company's preferred stock at $1 per share and bore interest ranging from 8% to 15% per annum. As the convertible notes were convertible at rates that approximated market value, no discount was recorded relative to a beneficial conversion feature.

          o As of December 31, 2001, the Company had paid notes in the amount of $490,000 in cash. Notes with a principal balance of $1,340,000 and accrued interest of $90,196 had been converted into 1,430,196 shares of the Company's Series A preferred stock. Related to these conversions, the Company issued an additional 345,511 shares of Series A preferred stock to certain of the note holders and recorded related interest charges of $345,511. The remaining notes with a principal balance of $250,000 and accrued interest of $18,687 had been converted into committed common stock. Related to the conversion, the Company recorded interest charges of $130,487 for additional shares that will be issued.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
________________________________________________________________________________

NOTE 6 - PROMISSORY NOTES PAYABLE (Continued)

          o In connection with certain of the notes, the Company issued warrants to purchase 350,000 shares of the Company's common stock at an exercise price of $1 per share. The warrants expire on June 25, 2006 and are immediately exercisable. The Company recorded a discount related to the detachable warrants of $114,083, which represented the portion of the proceeds allocated to the warrants based on the relative fair values of the debt and warrants. At the date of conversion, $103,905 of the discount remained unamortized and has been debited to convertible series A preferred stock as part of the conversion. In relation to these issuances, interest expense of $10,178 was recorded.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Lease
         -----
         The Company leases its office space under a non-cancelable operating lease with RiceX that expires in September 2006 and requires monthly payments of $5,230. Future minimum payments under this lease agreement at December 31, 2001 were as follows:

                  Year Ending
                  December 31,
                  ------------
                      2002                            $    63,123
                      2003                                 64,298
                      2004                                 64,700
                      2005                                 65,906
                      2006                                 49,429
                                                      -----------

                           Total                      $   307,456
                                                      ===========

         Rent expense was $66,799 and $74,550 for the years ended December 31, 2001 and 2000, respectively.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
________________________________________________________________________________

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

         Employment Agreements
         ---------------------
         The Company has entered into several employment agreements with key employees with terms ranging from three to 10 years. Minimum future payments under these agreements at December 31, 2001 were as follows:

                   Year Ending
                  December 31,
                  ------------
                      2002                        $        625,000
                      2003                                 508,750
                      2004                                 380,000
                      2005                                 283,333
                      2006                                 250,000
                      Thereafter                           708,333
                                                  ----------------

                           Total                  $      2,755,416
                                                  ================

         Generally, if the Company terminates these agreements without cause or the employee resigns with good reason, as defined, the Company will pay the employees' salaries, bonuses, and benefits payable for the remainder of the term of the agreements.

         On November 14, 2001, the Company entered into a magazine advertising agreement for services in the amount of $29,160 to be rendered during the year ended December 31, 2002.

         On December 14, 2001, the Company entered into a 12-month consulting services agreement, whereby a $15,000 retainer fee was paid for financial and accounting services.

         On December 14, 2001, the Company entered into a 12-month consulting services agreement, whereby it agreed to pay a $5,000 retainer fee for financial and accounting services. In connection with this agreement, the Company issued 144,676 shares of common stock. Consulting expense totaling $144,676 was recorded as of December 31, 2001.

         Legal Proceedings
         -----------------
         The Company was involved in litigation with several potential investors. The plaintiffs requested a return of $750,000 in funds deposited with the Company, representing potential permanent investments. These matters have been resolved in connection with the acquisition of Alliance during December 2001. As of December 31, 2001, there were not any additional liabilities related to these matters.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
________________________________________________________________________________

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

         Legal Proceedings (Continued)
         -----------------
         There are various other claims that have been made against the Company by certain of its vendors. Management expects that the settlement of these claims will not have a significant effect on the Company's financial position and results of operations.


NOTE 8 - SHAREHOLDERS' EQUITY

         Series A Preferred Stock
         ------------------------
         In December 2001, the Company approved the issuance of 3,000,000 shares of series A preferred stock and executed a certificate of designation of the rights, preferences, and privileges of the series A preferred stock. Each share of Series A preferred stock is entitled to receive a 7% cumulative dividend, which is only payable in the case of liquidation or redemption. The Series A preferred stock has a $1 per share stated value and will receive certain liquidation preferences after satisfaction of claims of creditors, but before payment or distributions of assets and surplus funds.

         Furthermore, the Series A preferred stock is convertible at the option of the holder at $1 per share into the Company's common stock, subject to certain anti-dilution provisions. In addition, the series A preferred stock will automatically convert into common stock in the event of a qualified public trading benchmark, which is defined as (i) the common stock is listed on a national exchange at twice its conversion price or (ii) the common stock is quoted on the over-the-counter bulletin board at an average bid price of at least $1.25 per share over any 30-day trading period.

         During the year ended  December 31, 2001,  the Company  issued  100,000 shares of Series A preferred stock as a settlement of certain litigation. Related to this, the Company recorded expense of $100,000.

         During the year ended December 31, 2001, the Company issued 130,000 shares of Series A preferred stock to a related party as payment of accounts payable totaling $130,000.

         During the year ended December 31, 2001, the Company issued 13,000 shares of Series A preferred stock for services rendered valued at $13,000.

         During the year ended December 31, 2001, the Company issued 56,000 shares of Series A preferred stock for deposits payable totaling $56,000. In relation to one of these transactions, the Company issued 10,000 shares of preferred stock as interest expense totaling $10,000.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
________________________________________________________________________________

NOTE 8 - SHAREHOLDERS' EQUITY (Continued)

         Common Stock
         ------------
         Effective December 14, 2001, the Company was combined with Alliance, whereby the Company became a wholly owned subsidiary of Alliance. In connection with the acquisition, the Company issued an additional 249,770 shares of common stock for services rendered. Under the terms of the agreement, all of the issued and outstanding shares of the Company's common stock were exchanged for 17,000,000 shares of Alliance's common stock.

         The transaction has been accounted for as a reverse acquisition, whereby NutraStar is considered the acquiring company and Alliance the acquired company. The equity section of NutraStar has been restated, similar to a recapitalization, to reflect the pro-rata shares it received in the acquisition. The ratio of shares issued in the share-exchange was approximately 1.43 shares of Alliance's common stock to every one share of NutraStar's outstanding common stock. All share and per share data prior to the acquisition have been restated to reflect this ratio.

         Outstanding unexercised options and warrants of the Company were also converted into options and warrants to acquire shares of Alliance's common stock at a ratio of 1 to 1.43. Alliance also obtained $1,000,000 from the sale of its common stock in connection with the acquisition agreement. These shares of stock were issued for $1 per share. There were 3,649,520 shares outstanding as of the date of the acquisition. Prior to the acquisition, NutraStar changed its name to NutraStar Technologies Incorporated. Subsequent to the acquisition, Alliance changed its name to NutraStar Incorporated.

         During the year ended December 31, 2001, the Company issued 28,546 shares of common stock for cash totaling $20,000.

         During the year ended December 31, 2001, the Company issued 21,409 shares of common stock to acquire a patent valued at $21,409.

         During the year ended December 31, 2001, the Company issued 356,824 shares of common stock to extend the term of a note payable and recorded interest expense totaling $356,824.

         During the year ended December 31, 2001, the Company issued 249,314 shares of common stock for services rendered valued at $249,314.

         During the year ended December 31, 2001, the Company issued 150,000 shares of common stock as settlement for the cancellation of a consulting agreement and recorded consulting expense totaling $150,000.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
________________________________________________________________________________

NOTE 8 - SHAREHOLDERS' EQUITY (Continued)

         Common Stock (Continued)
         ------------
         During the year ended December 31, 2000, the Company issued 56,764 shares of common stock for services rendered valued at $3,977.

         During the year ended December 31, 2000, the Company issued 540,802 shares of common stock for cash totaling $378,900.

         Common Stock Warrants
         ---------------------
         A summary of the Company's warrant activity is listed below:


                                                                     Weighted-    Weighted-
                                                       Weighted-     Average       Average
                                                        Average      Exercise      Exercise
                         Stock           Stock         Remaining     Price of      Price of
           Exercise     Warrants        Warrants      Contractual    Warrants      Warrants
            Price     Outstanding     Exercisable         Life      Outstanding   Exercisable
         -----------  -----------   ---------------  -------------  -----------   -----------
         $      1.00     300,000        300,000         5 years     $     1.00     $    1.00

         Options
         -------
         During the year ended December 31, 2001, the Company issued options to purchase 935,564 shares of common stock to employees of the Company. In relation to these issuances, the Company recorded compensation expense totaling $197,914 and deferred compensation expense totaling $449,515.

         During the year ended December 31, 2001, the Company issued options to purchase 1,498,660 shares of common stock. In relation to these issuances, the Company recorded consulting expenses totaling $797,501 and deferred compensation expense totaling $476,360.

         During the year ended December 31, 2001, the Company issued options to purchase 142,730 shares of common stock in settlement of certain disputes. In relation to these issuances, the Company recorded settlement expenses totaling $107,047.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
________________________________________________________________________________

NOTE 8 - SHAREHOLDERS' EQUITY (Continued)

         Options (Continued)
         -------
         The following table summarizes all of the Company's stock option transactions:

                                           Employee Options              Consultant Options
                                      ----------------------------  ----------------------------
                                                        Weighted-                     Weighted-
                                                         Average                      Average
                                        Stock Options   Exercise     Stock Options    Exercise
                                         Outstanding     Price        Outstanding       Price
                                      ---------------  -----------  ---------------  -----------
         Outstanding, February 4,
           2000 (inception) and
           December 31, 2000                        -  $         -  $             -  $         -
                                      ---------------               ---------------
             Granted                          935,564  $      0.31        1,641,390  $      0.51
                                      ---------------               ---------------
         Outstanding,
           December 31, 2001                  935,564  $      0.31        1,641,390  $      0.51
                                      ===============               ===============
         Exercisable,
           December 31, 2001                  278,350  $      0.29          977,698  $      0.59
                                      ===============               ===============

         The weighted-average remaining contractual life of the options outstanding at December 31, 2001 was 9.93 years. The exercise prices of the options outstanding at December 31, 2001 ranged from $0.25 to $1, and information relating to these options is as follows:

                                                                             Weighted-      Weighted-
                                                               Weighted-      Average        Average
                                                               Average        Exercise      Exercise
            Range of          Stock            Stock          Remaining       Price of      Price of
            Exercise         Options          Options        Contractual      Options        Options
             Prices        Outstanding      Exercisable          Life        Outstanding    Exercisable
         ----------------  -----------    ---------------  ----------------  -----------  -------------
         $    0.25 - 0.28     1,934,671           799,313        9.93 years  $      0.25    $     0.25
         $    0.29 - 1.00       642,283           456,735        9.93 years  $      1.00    $     1.00
                           ------------   ---------------
                              2,576,954         1,256,048
                           ============   ===============

         The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost other than that required to be recognized by APB 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
________________________________________________________________________________

NOTE 8 - SHAREHOLDERS' EQUITY (Continued)

         Options (Continued)
         -------
         Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 2001 and 2000 would have been increased to the pro forma amounts indicated below:

                                                    2001             2000
                                               -------------    -------------
          Net loss
              As reported                      $  (3,771,474)   $ (1,556,700)
              Pro forma                        $  (4,099,194)   $ (1,556,700)
          Basic loss per common share
              As reported                      $       (0.20)   $      (0.10)
              Pro forma                        $       (0.22)   $      (0.10)

         The fair value of these options was estimated at the date of grant using the minimum value method with the following weighted-average assumptions for the year ended December 31, 2001: dividend yield of 0%, risk-free interest rate of 3.12%, and expected life of 2.85 years. The weighted-average exercise price was $0.44 at December 31, 2001.

         The weighted-average fair value of the options issued during the year ended December 31, 2001 was $0.88.


NOTE 9 - INCOME TAXES

         Significant components of the Company's deferred tax asset for income taxes consisted of the following at December 31, 2001:

                  Deferred tax asset
                      Net operating loss carryforwards       $      2,124,660
                  Less valuation allowance                          2,124,660
                                                             ----------------

                           Net deferred tax asset            $              -
                                                             ================

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
________________________________________________________________________________

NOTE 9 - INCOME TAXES (Continued)

         A reconciliation of the expected income tax computed using the federal statutory income rate to the Company's effective rate for the years ended December 31, 2001 and 2000 was as follows:
                                                              2001        2000
                                                            --------   --------

         Income tax computed at federal statutory tax rate      34.0%      34.0%
         State taxes, net of federal benefit                     5.8        5.8
         Change in valuation allowance                         (39.8)     (39.8)
                                                            --------   --------

             Total                                               -  %     -  %
                                                            ========   ========

         Realization of the future tax benefits related to the deferred assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

         At December 31, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $10,109,000, which being to expire in 2020. Certain of the net operating loss carryforwards are limited to each year in accordance with the Internal Revenue Code.


NOTE 10 - RELATED PARTY TRANSACTIONS

         On December 12, 2001, the Company entered into a 15-year agreement with RiceX to be the exclusive distributor of rice solubles and rice bran fiber concentrate in the United States of America and to have the exclusive rights to various patents and trademarks owned by RiceX. Under the terms of this agreement, RiceX has agreed to cancel certain indebtedness by the Company in exchange for 130,000 shares of Series A preferred stock and payment of $41,335 in interest, has agreed to new minimum purchase requirements, and has agreed to extend the term of the agreement for five years, with two additional renewal periods of five years each.

         The sales price to the Company will be the lower of RiceX's published standard price or the price negotiated by other customers for like quantities and products. Under this agreement, the Company maintained a $150,000 advance payment with RiceX, which is included in deposits as of December 31, 2001. In January 2002, the Company revised the 15-year agreement with RiceX, which reduced the advance payment to $135,000.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
________________________________________________________________________________

NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

         To maintain rights under this revised agreement, the Company must purchase $250,000 of product from RiceX by April 2002, $500,000 by July 2002, $750,000 by October 2002, $1,250,000 by January 2003, $1,500,000
         by July 2003,  $2,250,000 by January 2004,  $6,000,000 by January 2005,
         and increasing thereafter by 10% per annum through the remaining term of the agreement. Purchases from RiceX were $471,126 (20% to total purchased) and $620,000 (96% to total purchased) for the years ended December 31, 2001 and 2000, respectively.

         In connection with this agreement, the Company was granted exclusive patent and licensing rights by RiceX for which the Company will pay RiceX a royalty equal to 2% of gross receipts received by the Company from the sale of the Company's products that incorporate any of RiceX's products, less certain selling expenses. At December 31, 2001, the Company recorded patents and licenses in the amount of $84,439 related to these exclusive rights.

         During  the  year  ended  December  31,  2001,  the  Company   recorded
         commissions revenue totaling $317,668 from RiceX related to sales made by RiceX to customers of the Company.

         During the year ended December 31, 2001, the Company issued 300,000 series A preferred stock to the Chief Executive Officer in exchange to cancel $300,000 of convertible promissory notes.

         During the year ended December 31, 2001, the Company entered into a non-interest-bearing loan agreement with the Chief Executive Officer of the Company. Related to this agreement, the Company recorded a Due to Officer in the amount of $32,029 at December 31, 2001.

         During the year ended December 31, 2001, certain operating expenses of the Company totaling $111,313 were paid by RiceX. These expenses were reimbursed by the Company, and at December 31, 2001, there were not any amounts owed to RiceX.


NOTE 11 - 401(K) PROFIT SHARING PLAN

         Effective April 2000, the Company adopted a 401(k) profit sharing plan (the "Plan") for the exclusive benefit of eligible employees and their beneficiaries. Substantially all employees are eligible to participate in the Plan. Matching contributions to the Plan are 3% of the employees' gross salary, not to exceed a certain percentage. For the years ended December 31, 2001 and 2000, the Company made matching contributions of $18,620 and $14,157, respectively.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
________________________________________________________________________________

NOTE 12 - SUBSEQUENT EVENTS

         On January 10, 2002, the Company entered into a consulting services agreement for marketing services in return for a non-refundable retainer fee of $3,000 per month, plus expenses for a period of six months. In addition to the cash compensation, the Company issued 10-year stock options to purchase 25,000 common shares with an exercise price of $1 per share.

         On February 4, 2002, the Company entered into a three-month marketing services agreement for public relations and advertising services. Related to this transaction, the Company paid a retainer of $35,000 upon execution of the agreement and issued 35,000 restricted common shares and 50,000 stock options.

         On February 21, 2002, the Company entered into a financial advisory services agreement. In consideration of such financial advisory services, the Company agreed to pay a non-refundable retainer fee of $20,000, issue 200,000 restricted shares of common stock, and issue 300,000 options to purchase restricted shares at $1, $2.50, and $4 per share. In addition, if the financial services provider introduces the Company to another party or entity during the term of this agreement previously unknown to the Company, and as a result of such introduction, a financing transaction is consummated during the term of this agreement or during the 12-month period following the term of this agreement, the Company will pay the financial services provider a fee equal to 5% of the gross proceeds raised in such transaction. In addition, if an acquisition transaction is consummated with a third party introduced by the financial services provider, the Company agreed to pay a fee equal to 5% of the first $1,000,000 of the consideration and 3% for the balance of the consideration.

         On February 26, 2002, the Company entered into a master services agreement for certain e-commerce services in the amount of $9,975.

         On March 15, 2002, the Company issued 153,333 shares of common stock with a detachable purchase warrant to purchase 153,333 shares of common stock at an exercise price of $1.20 per share in exchange for $100,000.