Form 10QSB
period 2002-03-31
NUTRASTAR INC
filed 2002-05-15
CIK 1063537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                         Commission File Number 0-32565


                             NUTRASTAR INCORPORATED
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                 CALIFORNIA                                 87-0673375
 --------------------------------------------    -------------------------------
(State of other jurisdiction of incorporation    (I.R.S. Employer Identification
               or organization)                               Number)


                1261 Hawk's Flight Court
               El Dorado Hills, California                95762
        ----------------------------------------  ----------------------
        (Address of Principal Executive Offices)       (Zip Code)


                    Issuer's telephone number: (916) 933-7000
                                               --------------


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   YES    X                       NO
                                       --------                      ----------


Common stock, no par value, 21,802,853 issued and outstanding as of April 30, 2002.

                                      INDEX

                                                                           Page

PART 1 - FINANCIAL INFORMATION................................................1

        ITEM 1.  FINANCIAL STATEMENTS.........................................1

        Principles of Consolidation...........................................8

        ITEM 2.MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS...12

Critical Accounting Policies.................................................15

        Revenue Recognition..................................................15

PART II - OTHER INFORMATION..................................................17

        ITEM 1.  LEGAL PROCEEDINGS...........................................17

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................17

SIGNATURES...................................................................17

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PART 1  -  FINANCIAL INFORMATION

                               FINANCIAL STATEMENT


                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                                        CONTENTS
                                                      March 31, 2002 (unaudited)

--------------------------------------------------------------------------------


                                                                         Page
CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

       Condensed, Consolidated Balance Sheet                             3 - 4

       Condensed, Consolidated Statements of Operations                    5

       Condensed, Consolidated Statements of Cash Flows                  6 - 7

       Notes to Condensed, Consolidated Financial Statements            8 - 11

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                           CONDENSED, CONSOLIDATED BALANCE SHEET
                                                      March 31, 2002 (unaudited)

--------------------------------------------------------------------------------


                                     ASSETS

Current assets
     Cash                                                             $   43,620
     Accounts receivable                                                  34,485
     Inventory                                                           193,966
     Prepaid expenses                                                     22,661
                                                                      ----------

              Total current assets                                       294,732

Property and equipment, net                                              225,133
Patents and trademarks, net                                              114,027
Goodwill                                                                 250,001
Deposits                                                                 136,495
                                                                      ----------

                  Total assets                                        $1,020,388
                                                                      ==========


The accompanying notes are an integral part of these financial statements.



                                               NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                 CONDENSED, CONSOLIDATED BALANCE SHEET
                                                            March 31, 2002 (unaudited)

--------------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                      $   524,398
     Accrued salaries and benefits                                              88,577
     Accrued expenses                                                           85,654
     Due to officer                                                             12,759
     Note payable to officer                                                   100,000
                                                                           -----------

         Total current liabilities                                             811,388
                                                                           -----------

Contingencies

Shareholders' equity
     Convertible series A preferred stock, no par value, $1 stated value
         3,000,000 shares authorized
         2,084,707 shares issued and outstanding                             1,980,802
     Common stock, no par value
         50,000,000 shares authorized
         21,649,520 shares issued and outstanding                            4,925,845
     Common stock committed                                                    636,424
     Deferred compensation                                                    (936,174)
     Accumulated deficit                                                    (6,397,897)
                                                                           -----------

              Total shareholders' equity                                       209,000
                                                                           -----------

                   Total liabilities and shareholders' equity              $ 1,020,388
                                                                           ===========



The accompanying notes are an integral part of these financial statements.



                                             NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                    CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                                For the Three Months Ended March 31,

------------------------------------------------------------------------------------

                                                            2002            2001
                                                        ------------    ------------
                                                         (unaudited)    (unaudited)
Net sales                                               $    294,357    $    468,320

Cost of goods sold                                           182,472         404,425
                                                        ------------    ------------

Gross profit                                                 111,885          63,895

Operating expenses                                         1,181,468         419,993
                                                        ------------    ------------

Loss from operations                                      (1,069,583)       (356,098)
                                                        ------------    ------------

Other income (expense)
     Interest income                                             600             769
     Interest expense                                           (740)         (4,898)
                                                        ------------    ------------

         Total other income (expense)                           (140)         (4,129)
                                                        ------------    ------------

Net loss                                                $ (1,069,723)   $   (360,227)
                                                        ============    ============

Basic and diluted loss per share                        $      (0.05)   $      (0.02)
                                                        ============    ============

Basic and diluted weighted-average shares outstanding     21,649,520      15,346,340
                                                        ============    ============



The accompanying notes are an integral part of these financial statements.



                                                     NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                            CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        For the Three Months Ended March 31,

--------------------------------------------------------------------------------------------


                                                                      2002           2001
                                                                  -----------    -----------
                                                                  (unaudited)    (unaudited)
Cash flows from operating activities
     Net loss                                                     $(1,069,723)   $  (360,227)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                            29,982         16,910
              Non-cash issuances of stock options                     342,702           --
              Non-cash issuances of committed stock                   137,250           --
              (Increase) decrease in
                  Accounts receivable                                 (32,892)        21,071
                  Inventory                                          (100,080)       261,311
                  Prepaid expenses                                    (13,873)         3,977
                  Deposits                                             44,576        100,000
              Increase (decrease) in
                  Accounts payable                                    142,280       (234,011)
                  Accrued salaries and benefits                        27,563          5,247
                  Accrued expenses                                     (1,715)         3,986
                  Due to officer                                      (19,270)          --
                                                                  -----------    -----------

                      Net cash used in operating activities          (513,200)      (181,736)
                                                                  -----------    -----------

Cash flows from investing activities
     Purchase of property and equipment                               (41,124)      (179,975)
     Purchase of patents and trademarks                                (7,558)        (2,940)
                                                                  -----------    -----------

                      Net cash used in investing activities           (48,682)      (182,915)
                                                                  -----------    -----------

Cash flows from financing activities
     Proceeds from the issuance of common stock committed             100,000           --
     Proceeds from notes payable                                         --          406,356
     Proceeds from the issuance of common stock                          --           31,000
     Proceeds from note payable to officer                            100,000           --
                                                                  -----------    -----------

                      Net cash provided by financing activities       200,000        437,356
                                                                  -----------    -----------

                      Net increase (decrease) in cash                (361,882)        72,705

Cash, beginning of year                                               405,502          5,865
                                                                  -----------    -----------

Cash, end of year                                                 $    43,620    $    78,570
                                                                  ===========    ===========





The accompanying notes are an integral part of these financial statements.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            For the Three Months Ended March 31,

--------------------------------------------------------------------------------


                                                        2002            2001
                                                    -------------   -----------
                                                     (unaudited)    (unaudited)
Supplemental disclosures of cash flow information

     Interest paid                                  $         --    $     4,898
                                                    =============   ===========

     Income taxes paid                              $       1,600   $      --
                                                    =============   ===========

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
          The consolidated financial statements include the accounts of NutraStar and its wholly owned subsidiaries, NutraStar Technologies, Inc. and NutraGlo (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

          Basis of Presentation
          ---------------------
          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

          Going Concern
          -------------
          The Company has received a report from its independent auditors that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

          Advertising Expense
          -------------------
          The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the three months ended March 31, 2002 and 2001 was $20,346 (unaudited) and $7,326 (unaudited), respectively.

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

          Recently Issued Accounting Pronouncement
          ----------------------------------------
          In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

          Property and equipment at March 31, 2002 consisted of the following:

             Furniture and equipment                             $ 18,417
             Software                                             327,747
                                                                 --------

                                                                  346,164
             Less accumulated depreciation                        121,031
                                                                 --------

                 Total                                           $225,133
                                                                 ========

         Depreciation expense was $26,946 (unaudited) and $15,604 (unaudited) for the three months ended March 31, 2002 and 2001, respectively.


NOTE 4 - PATENTS AND TRADEMARKS

         Patents and trademarks at March 31, 2002 consisted of the following:

             Patents                                             $ 72,738
             Trademarks                                            51,809
                                                                 --------

                                                                  124,547
             Less accumulated amortization                         10,520
                                                                 --------

                 Total                                           $114,027
                                                                 ========

          Amortization expense was $3,036 (unaudited) and $1,306 (unaudited) for the three months ended March 31, 2002 and 2001, respectively.


NOTE 5 - NOTE PAYABLE TO OFFICER

          On March 4, 2002, the Company entered into a note payable agreement with an officer of the Company, which bears interest at 10% per annum and is due on March 3, 2003.


NOTE 6 - CONTINGENCIES

          Litigation
          ----------
          The Company is involved in certain legal proceedings and claims, which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.

NOTE 7 - SHAREHOLDERS' EQUITY

          Common Stock Committed
          ----------------------
          On March 15, 2002, the Company committed to issue 153,333 shares of common stock with a detachable purchase warrant to purchase 153,333 shares of common stock at an exercise price of $1.20 per share in exchange for $100,000. As of March 31, 2002, the Company had not issued the stock and has recorded the transaction as committed stock.

          Common Stock and Stock Options
          ------------------------------
          On January 7, 2002, the Company entered into a five-year employment agreement with an employee. In relation to this agreement, the Company issued options to purchase 155,000 shares of common stock. The options vest over four years in increments of 80,000, 25,000, 25,000, and 25,000, have an exercise price of $1 per share, and expire on January 7, 2012. As of March 31, 2002, the Company recorded compensation expense and deferred compensation totaling $48,438 and $145,312, respectively, in relation to this transaction.

          On January 10, 2002, the Company entered into a six-month consulting services agreement for marketing services. In relation to this agreement, the Company issued options to purchase 25,000 shares of common stock at an exercise price of $1 per share. The options expire in 10 years. The Company recorded consulting expense of $47,250 in relation to this transaction.

          On February 4, 2002, the Company entered into a three-month marketing services agreement for public relations and advertising services. In relation to this agreement, the Company paid a retainer of $35,000 upon execution of the agreement, issued 35,000 shares of restricted common stock, and issued options to purchase 50,000 shares of the Company's common stock at an exercise price of $3 per share. The options expire in two years. The Company recorded consulting expense totaling $90,250 in relation to this transaction.

          On February 21, 2002, the Company entered into a one-year financial advisory services agreement. In relation to this agreement, the Company paid a non-refundable retainer of $20,000, issued 200,000 restricted shares of common stock, and issued options to purchase 100,000 restricted shares of common stock at $1 per share, 100,000 at $2.50 per share, and 100,000 at $4 per share. The Company recorded consulting expense totaling $159,000 in relation to this transaction.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

Caution About Forward-Looking Statements

This Form 10-QSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. The Company does not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of the Company's business are discussed throughout this Form 10-QSB and should be considered carefully.

Plan of Operation for the Next Twelve Months

NTI was formed on February 4, 2000 and became the wholly-owned subsidiary of the Company on December 14, 2001. To date, the Company has focused on its relationship with the producer of its raw materials, RiceX, and to a lesser extent on its strategic alliances. The Company has commenced the limited distribution of its stabilized rice bran and rice bran products on the Internet and through direct-to-consumer response advertising campaigns. In the near future, the Company intends to commence the full distribution of its products as private label brands through strategic distributors on the occurrence of certain events, including the raising of additional capital required to implement the Company business plan.

The Company anticipates that in the next 12 to 24 months, it will need an additional $10 to $20 million in financing. The Company anticipates that it will need $5 to $15 million to make certain acquisitions, $2.5 million to further increase production capacity, and $2.5 million for additional working capital, including the purchase of inventory for anticipated sales growth. The Company expects to obtain this additional funding from private placements of debt and/or equity securities, or possibly through the public offering of its common stock.

Results of Operation

First Quarter 2002 versus First Quarter 2001
--------------------------------------------

During the first quarter 2002, NutraStar generated net sales of $294,357 compared to $468,320 for the first quarter 2001, a decrease of 37% in comparison to 2001. Reasons for the decrease include a delay in obtaining final approval of the new Exclusive Distribution Agreement with The RiceX Company, which temporarily limited the amount of stabilized rice bran being shipped to the Company. In addition, new terms of the Exclusive Distribution Agreement transferred prior industrial customers of NutraStar to RiceX.

The cost of goods sold for the quarter ended March 31, 2002 decreased 45% to $182,472 compared to $404,425 for the quarter ended March 31, 2001. This decrease reflects the increase in production of higher margin products for resale as well as 2001 having more start-up production costs. The Company's gross profit percentage increased to 38% from 14% for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. Operating expenses of $1,181,468 in the first quarter of 2002 more than doubled over the comparable period in fiscal year 2001 with operating expenses of $419,993. This increase represents the Company's continued expansion of operations during fiscal year 2002 in a number of areas. During the quarter ended March 31, 2002 employee related expenses rose $235,000 to $451,000 as result of additional hired employees both after the first quarter of 2001 and during the first quarter of 2002. Professional fees increased approximately $449,000 to $558,000 in the first quarter of 2002 as the Company is using outside consultants in such areas as legal, financial and marketing in an attempt to limit direct hires until additional funding is obtained.

The Company incurred an operating loss of $1,069,583 during the quarter ended March 31, 2002 compared to an operating loss of $356,098 during the quarter ended March 31, 2001. This 300% increase in operating loss reflects the significant increase in the operating expenses relating to the Company's expanded business operations during fiscal year 2002 as discussed above.

During the quarter ended March 31, 2002, the Company recognized interest expense of $740, which reflects interest paid on short-term promissory notes outstanding during all or part of the quarter and represents a decrease from interest expense of $4,898 for the quarter ended March 31, 2001 which reflects the significant reduction in the amount of promissory notes outstanding. This expense increased the Company's overall net loss to $1,069,723 compared to a total loss of $360,227 recorded in the quarter ended March 31, 2001.

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

Liquidity and Sources of Capital

NutraStar has incurred significant operating losses since its inception, and, as of March 31, 2002 NutraStar has an accumulated deficit of $6,397,897. At March 31, 2002, NutraStar had cash and cash equivalents of $43,620 and a net working capital deficit of $516,656.

To date, NutraStar has funded its operations, in addition to sales revenues, through a combination of short-term debt and the issuance of common and preferred stock. As of December 31, 2000 NutraStar had raised approximately $383,000 from the sale of its common stock through private placement channels. During December 2001 NutraStar completed two private placements; the first raised $1,000,000 from the sale of common stock at $1.00 per share; and the second raised approximately $1,841,707 through the conversion of debt and accrued interest into preferred stock that was priced at $1.00 per share. During the quarter ended March 31, 2002, NutraStar raised an additional $100,000 through the sale of its common stock as well as received proceeds of $100,000 from a note payable to the Chairperson of NutraStar.

The Company is dependent on the proceeds from future debt or equity investments to expand its operations and fully implement the Company's business plan. If the Company is unable to raise sufficient capital, the Company will be required to delay or forego some portion of its business plan, which may have a material adverse effect on the Company's anticipated results from operations and financial condition. Alternatively, the Company may seek interim financing in the form of bank loans, private placement of debt or equity securities, or some combination thereof. Such interim financing may not be available in the amounts or at the times when the Company requires, and will likely not be on terms favorable to the Company.

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

Recent Accounting Pronouncements

In June 2001,  the FASB  issued SFAS No. 143,  Accounting  for Asset  Retirement

Obligations. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption of SFAS No. 144 has not had a material impact, if any, on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is not applicable to the Company.


Critical Accounting Policies

Our discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require managers to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgements. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue is recorded at the time of merchandise shipment, net of provisions for returns in accordance with interpretative guidance provided by Staff Accounting Bulletin (SAB) No. 101. The majority of the Company's sales are to distributors and these distributors generally have no right to return products.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Subsequent to the quarter ended March 31, 2002, a Complaint was filed against NTI by Millennium Integrated Services, Inc. ("MISI") in Superior Court, Sacramento County, on April 4, 2002 (Case No. 02A502006). MISI provided website development services to NTI, at a cost of $204,405. MISI is seeking contract payment of $204,405 plus interest of $32,031 as well as damages for alleged conversion and misappropriation of trade secrets. On April 9, 2002, MISI filed a Motion for a Writ of Attachment which would allow MISI to seize and hold NTI assets worth $236,436 pending the resolution of the lawsuit. On April 10, 2002, a Writ of Attachment was granted by the Court. NTI believes it has valid defenses and offsets to the payment for these services and either will appeal the Court's action or attempt to settle this matter. Settlement of this case could have a material affect on NutraStar's cash flow depending on how quickly any settlement would need to be paid. Conversely, litigating this matter could also have a material adverse affect on NutraStar's operations and financial results.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:     None

         (b)      Reports on Form 8-K:
                  -------------------

                  On February 27, 2002, the Company filed an Amended Form 8-K/A for December 14, 2002, reporting an Item 7 submission regarding the filing of financial statements resulting from the Company's Plan and Agreement of Exchange with NTI.

                  On March 14, 2002, the Company filed a Form 8-K for March 7, 2002, reporting an Item 4 event regarding the change of independent accountants for the Company and its subsidiaries.

                  On March 25, 2002, the Company filed an Amended Form 8-K/A for March 7, 2002, revising the Item 4 information previously filed and including additional exhibits under Item 7.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NUTRASTAR INCORPORATED


Dated:  May 15, 2002                       /s/ James Kluber
                                           -------------------------------------
                                           James Kluber
                                           Chief Financial Officer
                                           (Principal Accounting Officer)