Form 10KSB/A
period 2001-12-31
NUTRASTAR INC
filed 2002-06-05
CIK 1063537

________________________________________________________________________________


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-KSB/A

                                (Amendment No. 1)



                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     For the Fiscal Year Ended                  Commission File Number
         December 31, 2001                              0-32565


                             NUTRASTAR INCORPORATED


            California                                  87-0673375
------------------------------------      --------------------------------------
     (State of Incorporation)                (I.R.S. Employer Identification)

                          Principal Executive Offices:
                            1261 Hawk's Flight Court
                            El Dorado Hills, CA 95762
                            Telephone: (916) 933-7000

      Securities registered pursuant to Section 12(b) of the Exchange Act:

          Title of Each Class         Name of Each Exchange on Which Registered
                  None                                  None

    Securities registered pursuant to Section 12(g) of the Exchange Act: NONE

          Title of Each Class         Name of Each Exchange on Which Registered
              Common Stock                          No Par Value

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



________________________________________________________________________________



                                     TABLE OF CONTENTS
                                                                                   Page of
                                                                                    Report
                                                                                    ------
PART I...................................................................................1

        ITEM 1.DESCRIPTION OF BUSINESS...................................................1

        ITEM 2.DESCRIPTION OF PROPERTY..................................................12

        ITEM 3.LEGAL PROCEEDINGS........................................................12

        ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................13

PART II.................................................................................14

        ITEM 5.MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS........... ..........................................14

        ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION...............16

        ITEM 7.FINANCIAL STATEMENTS.....................................................22

        ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.............. .......................22

PART III................................................................................23

        ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .......................23

        ITEM 10.EXECUTIVE COMPENSATION..................................................25

        ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........28

        ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................29

        ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K........................................30

SIGNATURES..............................................................................31


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General


NutraStar Incorporated (referred to as "NutraStar" or the "Company") is a California corporation formerly known as Alliance Consumer International, Inc. As a result of the Exchange Transaction discussed below, NutraStar's business is now the business previously carried on by NutraStar Technologies Incorporated, a Nevada corporation ("NTI"). NutraStar is an emerging growth health sciences company focused on becoming a leading nutraceutical company in the World through the development and distribution of its "super food" products and natural arthritic relief products for both humans and animals. NutraStar also intends to distribute "all natural" cosmetics and beauty aids. Most of NutraStar's products offer the beneficial elements of stabilized rice bran and specially formulated rice bran oil. NutraStar's "all natural" nutraceutical products deliver biological effects without the deleterious side effects of many pharmaceuticals. Accordingly, NutraStar believes that certain of its products may be used in place of, or as a supplement to some of the World's most widely distributed pharmaceuticals. NutraStar will continue to aggressively support its claims through clinical trials and third party analysis. To date, NutraStar and its affiliates have conducted a number of limited clinical trials on several of its products, including, the treatment of Type I and Type II Diabetes, high LDL cholesterol, triglycercides, and Apolipoprotien B, a treatment for joint pain and joint inflammation in mammals, a treatment for Irritable Bowel Syndrome ("IBS"), and a treatment for Inflammatory Bowel Disease ("IBD").


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

Exchange Transaction

On December 14, 2001, the Company issued 17,000,000 shares of the Company's Common Stock (the "Common Stock") to the shareholders of NutraStar Technologies Incorporated, a Nevada corporation ("NTI") in exchange for all of the issued and outstanding shares of the common stock of NTI (the "Exchange Transaction") pursuant to that certain Plan and Agreement of Exchange dated November 9, 2001 (the "Exchange Agreement") between the Company, NTI and the principal shareholders of NTI. As a result of the Exchange Transaction, NTI became a wholly owned subsidiary of the Company and the former shareholders of NTI became the owners of approximately 82% of the Company's then outstanding common stock. Upon the Exchange Transaction, the sole officer and director of the Company resigned and the officers and directors of NTI became the officers and directors of the Company and the Company changed its ticker symbol to "NTRA".


On April 27, 2000, prior to the Exchange Transaction, NTI formed NutraGlo Incorporated ("NutraGlo"), a Nevada corporation, which was owned 80% by NTI and 20% by NutraGlo Investors L.P. During fiscal year 2001, NutraGlo started marketing, manufacturing and distributing one of NTI's products to the equine market. In connection with the Exchange Transaction, NTI issued 250,001 shares of its common stock to the limited partnership in exchange for the remaining 20% of the common stock of NutraGlo. The value of the shares was $250,001. As a result, NutraGlo is now a wholly-owned subsidiary of NTI.


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

In addition to the foregoing, NutraStar's operations will be subject to federal, state, and local government laws and regulations, including those relating to zoning, workplace safety, and accommodations for the disabled, and NutraStar's relationship with its employees are subject to regulations, including minimum wage requirements, anti-discrimination laws, overtime and working conditions, and citizenship requirements. NutraStar believes that it is in substantial compliance with all material governmental laws and regulations.



Intellectual Property


NutraStar has filed applications with the U.S. Patent & Trademark Office and has successfully registered NutraStar's logo, StaBran(R), RiSolubles(R), RiceMucil(R), and 21 other product names, as registered federal trademarks and servicemarks. NutraStar has additional trademark and servicemark applications pending. See "Risk Factors - Intellectual Property."


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

           ------------------------------------ -------------- -----------
           Year Ended December 31, 2001              Low           High
           ------------------------------------ -------------- -----------

           Fourth Quarter                             $0.30**     $2.77**
           ------------------------------------ -------------- -----------
           Third Quarter                              $0.41*      $2.29*
           ------------------------------------ -------------- -----------
           Second Quarter                             $ .001*     $0.41*
           ------------------------------------ -------------- -----------
           First Quarter                              $ .001      $ .01
           ------------------------------------ -------------- -----------

           ------------------------------------ -------------- -----------
           Year Ended December 31, 2000               Low         High
           ------------------------------------ -------------- -----------

           Fourth Quarter                             $ .001      $ .005
           ------------------------------------ -------------- -----------
           Third Quarter                                .005        .01
           ------------------------------------ -------------- -----------
           Second Quarter                               .01         .04
           ------------------------------------ -------------- -----------
           First Quarter                                .001        .04
           ------------------------------------ -------------- -----------

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


During the fiscal year 2001, the Company issued shares of its Series A Preferred Stock which are classified as convertible, redeemable Series A Preferred Stock to conform with SEC accounting requirements, in the following transactions:

(i) 100,000 shares were issued as settlement of certain litigation. The stock was valued at $1.00 per share;

(ii) 130,000 shares were issued to The RiceX Company as payment for accounts payable totaling $130,000; on January 15, 2002, RiceX and NutraStar entered into a Put/Call Agreement whereby RiceX could require NutraStar to repurchase the 130,000 shares of Series A Preferred Stock after July 15, 2002 in exchange for $130,000. NutraStar may also voluntarily repurchase the 130,000 of Series A Preferred Stock for $130,000 plus any accrued dividends thereon if NutraStar desires and is financially able to do so;


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


The Company issued 21,409 shares of common stock to acquire a registered trademark valued at $21,409 and issued 306,078 shares of common stock for services rendered valued at $253,291.


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


To date, NutraStar has funded its operations through a combination of short term debt and the issuance of common and preferred stock. As of December 31, 2000 NutraStar had raised approximately $383,000 from the sale of its common stock through private placement channels. During December 2001 NutraStar completed two private placements; the first raised $1,000,000 from the sale of common stock at $1.00 per share; and the second raised approximately $1,841,707 through the conversion of debt into preferred stock that was priced at $1.00 per share which is classified as convertible, redeemable Series A Preferred Stock to conform with SEC accounting requirements.


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

Critical Accounting Policies


Our discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue recognition
-------------------

We are required to make judgments based on historical experience and future expectations, as to the realizability of shipments made to our customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," and related guidance. We make these assessments based on the following factors: i) customer-specific information, ii) return policies, and iii) historical experience for issues not yet identified.

Valuation of long-lived assets
------------------------------

Long-lived assets, consisting primarily of property and equipment, patents and trademarks, and goodwill, comprise a significant portion of the Company's total assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets. The cash flow projections are based on historical experience, management's view of growth rates within the industry, and the anticipated future economic environment.

Factors we consider important that could trigger a review for impairment include the following:

(a) significant underperformance relative to expected historical or projected future operating results,

(b) significant changes in the manner of our use of the acquired assets or the strategy of our overall business, and

(c) significant negative industry or economic trends.

When we determine that the carrying value of patents and trademarks, long-lived assets and related goodwill and enterprise-level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.



Recently Issued Accounting Pronouncements

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

ITEM 7. FINANCIAL STATEMENTS

    The financial statements filed with this item are listed below:
             Independent Auditors' Report ...............................................F-2

                Former Independent Auditors' Report .....................................F-3

    Consolidated Financial Statements:

             Consolidated Balance Sheet as of December 31, 2001 .................. F-4 - F-5

             Consolidated Statements of Operations and Comprehensive Loss
              for the Years ended December 31, 2001 and 2000                             F-6

             Consolidated Statements of Stockholders' Equity (Deficit)
             for the Years-ended December 31, 2001 and 2000 ...................... F-7 - F-8

             Consolidated Statements of Cash Flows for the Years ended
             December 31, 2001 and 2000 ......................................... F-9 - F-11


             Notes to Consolidated Financial Statements .........................  F-12 - F-28

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information about the directors and executive officers of the Company who assumed their respective positions upon the closing of the exchange transaction with NTI on December 14, 2001:


  ------------------------- --- ------------------------------------------------------ ------------------
  Name of Person            Age Position and Office Presently Held With the Company    Director Since
  ------------------------- --- ------------------------------------------------------ ------------------
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

Dr. Rukmini Cheruvanky, is a leading researcher in the therapeutic effects of rice bran and rice bran oil for over 30 years, has been NTI's Chief Science Officer since March 2000. Prior to joining NTI, she served as the Director of Research and Development of The RiceX Company from April 1996 to March 2000. From January to April 1996, Dr. Cheruvanky was the Laboratory Supervisor for Certified Analytical Laboratories in New York, a company that specializes in food analysis. From November 1994 to December 1995, she was Research Chemist in the Research and Development Department of DuPont Merck Pharmaceutical Company in New York. From May 1967 to February 1994, Dr. Cheruvanky served the National Institute of Nutrition located in Hyderabad, India, a premier nutritional institute, under the Indian Council of Medical Research. Dr. Cheruvanky retired in 1994 as a Deputy Director heading the Food Toxicology and Environmental Carcinogenic Division of the Institute. From May 1965 to May 1967, Dr. Cheruvanky worked as a Research Officer, investigating the active principles of the Indian Medicinal plants, under Indian Council of Medical Research scheme at the Chemistry Department, Andhra University, Waltair, India. Dr. Cheruvanky received her master's degree in Organic Chemistry from Andhra University in India in 1959 and doctorate degree in Organic Chemistry of Natural Plant Products from Andhra University in 1965. Dr. Cheruvanky has more than 80 peer-reviewed scientific publications to her credit. She was a mentor to several Ph.D. and Master of Science students. Dr. Cheruvanky traveled widely for exchange of scientific knowledge and study of food regulatory aspects in several countries, on a prestigious World Health Organization program. Dr. Cheruvanky is a Fellow of the American College of Nutrition.

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


                                                     SUMMARY COMPENSATION TABLE

                                        Annual Compensation                         Long Term Compensation
                             ------------------------------------------    ------------------------------------------
                                                                                     Awards                 Payout
                                                                           ---------------------------     ----------
                                                                                         Securities
                                                                           Restricted    Underlying           LTIP      All Other
                                                         Other Annual         Stock        Options           Payout    Compensation
                   Year         Salary      Bonus ($)  Compensation ($)     Award(s) ($)      (#)              ($)         ($)
               ------------- ------------- ---------- -----------------    ------------- -------------     ---------- --------------
Radd Barrett    2/21/01 to
(CEO)            12/14/01        -0-          -0-           -0-                -0-           -0-              -0-           -0-
                 2000(1)
                 1999(1)

Patricia           2001      $241.667(2)    $8,333       $12,000(3)            -0-          28,820            -0-           (4)
McPeak
(CEO)
                   2000      $182,692(2)      -0-        $12,000(3)            -0-           -0-              -0-           -0-
Edward             2001      $100,000(2)      -0-           -0-                -0-         304,124            -0-           (4)
Newton (VP)

____________________________________

(1)  From July, 1999 through February 21, 2001, the Company was in bankruptcy.
(2)  Amount includes payments received from both NTI and NutraStar.
(3)  Includes a monthly car allowance of $1,000.
(4)  Ms. McPeak and Mr. Newton are provided with Company paid disability insurance benefits.

Stock Option Plan

The Company does not have a formal stock option plan currently in place. Options to date have been granted on an individual basis pursuant to individual option agreements. The Company expects to adopt a formal stock option plan during this current fiscal year.

Options/SAR Grants in Last Fiscal Year
--------------------------------------

The following table sets forth certain information with respect to option or SAR grants in NutraStar during the fiscal year ended December 31, 2001 to the Named Executive Officers.


---------------------- ---------------------- -------------------- ------------------- ------------------
                                              Percent of Total
                       Number of Securities   Options Granted to   Exercise or Base
                       Underlying Options     Employees in         Price
Name                   Granted                Fiscal Year          ($ Per Share)       Expiration Date
---------------------- ---------------------- -------------------- ------------------- ------------------
Patricia M. McPeak     28,820                 3.08%                $0.28                December 3, 2011
---------------------- ---------------------- -------------------- ------------------- ------------------
Edward G. Newton       304,124                32.51%               $0.25                December 3, 2011
---------------------- ---------------------- -------------------- ------------------- ------------------


Aggregated Option/SAR Exercises Year-End Table.
-----------------------------------------------

During the fiscal year ended December 31, 2001, none of the Named Executive Officers exercised any options/SARs issued by NutraStar. The following table sets forth information regarding the stock options held as of December 31, 2001 by the Named Executive Officers.

------------------------ ------------------------------------------- --------------------------------------
Name                     Number of Securities Underlying             Value of Unexercised
                         Unexercised Options at                      In-the-Money Options at
                         Fiscal Year End                             Fiscal Year End
------------------------ ------------------------------------------- --------------------------------------
                         Exercisable           Unexercisable         Exercisable          Unexercisable
------------------------ --------------------- --------------------- -------------------- -----------------
Patricia McPeak (1)                            28,820                                     $70,300(3)
------------------------ --------------------- --------------------- -------------------- -----------------
Edward G. Newton (2)                           304,124                                    $760,310(3)
------------------------ --------------------- --------------------- -------------------- -----------------
________________________________________________
(1)   As of December 31, 2001 5,764 options were vested.
(2)   As of December 31, 2001 152,062 options were vested.
(3)   Based on closing price of $2.50 per common share as of December 31, 2001.

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

Employment/Consulting Contracts


Patricia M. McPeak ("McPeak") has an employment contract with the Company (the "McPeak Employment Agreement"). The McPeak Employment Agreement provides that McPeak receive an annual base salary of $150,000 which annual base salary shall increase to $500,000 when the Company achieves $25 million in annual gross sales or the Common Stock is publicly traded and has a sales price of at least $25 per share for 90 consecutive days, and the annual base salary shall increase to $1 million when the Company achieves $50 million in annual gross sales. Ms. McPeak will be entitled to calendar quarterly bonuses of $25,000 upon achievements of certain benchmarks that will be set and determined by the Company's Board of Directors. The agreement provides that McPeak shall participate in the Company's stock bonus plans, and that the Company shall provide McPeak with medical, life, and disability insurance benefits, additional executive level benefits, and an annual automobile allowance of $12,000. The Company may terminate the agreement on 30-days prior notice, but will remain liable for all base salary, bonus, and benefits obligations throughout the remaining term of the agreement. The Company is renegotiating its employment agreement with McPeak. The Company anticipates that the compensation arrangement will remain substantially the same, but that the Company's obligations on termination of the new agreement or a change in control will increase.

Edward Newton ("Newton") has an employment contract with the Company (the "Newton Employment Agreement"). The Newton Employment Agreement provides that Newton receive an annual base salary of $100,000. The Agreement provides that Newton shall participate in the Company's stock bonus plans, and that the Company shall provide Newton with medical, life and disability insurance benefits.

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


  --------------------------------- ------------------------ ------------------------- ---------------
  Name and Address of                     Position              Number of Shares           Percent
  Beneficial Owner                                            Beneficially Owned
  --------------------------------- ------------------------ ------------------------- ---------------
  Officers and Directors
  --------------------------------- ------------------------ ------------------------- ---------------
  Patricia McPeak                      Chairman and CEO           14,005,101(1)              63.3%
  1261 Hawk's Flight Court
  El Dorado Hills, CA 95762
  --------------------------------- ------------------------ ------------------------- ---------------
  Edward Newton
  1261 Hawk's Flight Court              Vice President,             304,124(2)                1.4%
  El Dorado Hills, CA 95762         Secretary and Director
  --------------------------------- ------------------------ ------------------------- ---------------
  James Kluber
  1261 Hawk's Flight Court                    CFO                      -0-                     *
  El Dorado Hills, CA 95762
  --------------------------------- ------------------------ ------------------------- ---------------
  All officers and directors as a                                  14,309,225                64.9%
  group (3 individuals)
  --------------------------------- ------------------------ ------------------------- ---------------

____________________________________________
(1)  Amount includes 5,764 shares issuable under stock options  exercisable  within 60 days of March
     1, 2002 and 300,000 shares of Series A Preferred Stock.
(2)  Amount  represents shares issuable under stock options  exercisable  within 60 days of March 1,
     2002.



ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Distribution Agreement with The RiceX Company

On December 12, 2001, the Company entered into a revised 15-year agreement with RiceX to be the exclusive distributor of rice solubles and rice bran fiber concentrate in the United States of America and to have the exclusive rights to various patents and trademarks owned by RiceX. Under the terms of this agreement, RiceX has agreed to cancel certain indebtedness by the Company in exchange for 130,000 shares of Series A preferred stock and payment of $41,335 in interest, has agreed to new minimum purchase requirements, and has agreed to extend the term of the agreement for five years, with two additional renewal periods of five years each. On January 15, 2002, RiceX and NutraStar entered into a Put/Call Agreement whereby RiceX could require NutraStar to repurchase the 130,000 shares of Series A Preferred Stock after July 15, 2002 in exchange for $130,000. NutraStar may also voluntarily repurchase the 130,000 shares of Series A Preferred Stock for $130,000 plus any accrued dividends thereon if NutraStar desires and is financially able to do so. Daniel L. McPeak, Ms. McPeak's husband, is the President of RiceX.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit 2(1)     Plan and Agreement of Exchange.
            Exhibit 3.1(2) Restated Articles of Incorporation filed March 28, 2001.
            Exhibit 3.2(2)   Bylaws
            Exhibit 3.3(5) Restated and Amended Articles of Incorporation dated December 11, 2001.
            Exhibit 10.1(5)  Executive Employment Agreement between NutraStar
                             Incorporated and Patricia McPeak.
            Exhibit 10.2(5)  Executive Employment Agreement for Edward Newton.
            Exhibit 16.1(3) Letter on change in certifying accountant dated March 13, 2002.
            Exhibit 16.2(4) Updated letter on change in certifying accountant dated March 25, 2002.
            Exhibit 16.3(4) Letter on change in certifying accountant dated March 21, 2002.
__________________________
(1) Incorporated by reference to exhibits previously filed on Form 8-K filed on November 19, 2001.
(2) Incorporated by reference to exhibits previously filed on Form 10-SB filed on April 19, 2001.
(3) Incorporated by reference to exhibits previously filed on Form 8-K filed on March 14, 2002.
(4) Incorporated by reference to exhibits previously filed on Form 8-K/A filed on March 25, 2001.
(5) Incorporated by reference to exhibits previously filed on Form 10-KSB filed on April 16, 2002.

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

                             NUTRASTAR INCORPORATED


                              By   /s/ Patricia McPeak
                                   --------------------------------------------
                                   Patricia McPeak
                                   President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                              Title                        Date
---------                              -----                        ----

\s\ Patricia McPeak
---------------------------
Patricia McPeak                Chairman of the Board and        June 5, 2002
                               President

\s\ Edward G Newton
---------------------------
Edward G. Newton               Secretary and Director           June 5, 2002


\s\ James W Kluber
---------------------------
James W. Kluber                Chief Financial Officer          June 5, 2002
                               (Principal Financial and
                                Accounting Officer)

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

INDEPENDENT AUDITOR'S REPORTS                                        F-2 - F-3

CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheet                                    F-4 - F-5

       Consolidated Statements of Operations                            F-6

       Consolidated Statements of Shareholders' Deficit              F-7 - F-8

       Consolidated Statements of Cash Flows                        F-9 - F-11

       Notes to Consolidated Financial Statements                   F-12 - F-30

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
NutraStar Incorporated and subsidiaries


We have audited the  accompanying  consolidated  balance sheet, as restated (see
Note 2) of NutraStar Incorporated and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' deficit, and cash flows, as restated (see Note 2) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the restated, consolidated financial statements referred to above present fairly, in all material respects, the financial position of NutraStar Incorporated and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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



                                     ASSETS
                                   (restated)



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

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               December 31, 2001
________________________________________________________________________________


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                                   (restated)

Current liabilities
     Accounts payable                                               $   382,117
     Accrued salaries and benefits                                       61,014
     Accrued expenses                                                    87,369
     Due to officer                                                      32,029
                                                                    -----------

         Total current liabilities                                      562,529

Put option                                                              130,000
                                                                    -----------

              Total liabilities                                         692,529
                                                                    -----------

Commitments and contingencies

Convertible, redeemable series A preferred stock,
     no par value, $1 stated value
         3,000,000 shares authorized
         2,084,707 shares issued and outstanding                      1,850,802
                                                                    -----------

Shareholders' deficit
     Common stock, no par value
         50,000,000 shares authorized
         21,649,520 shares issued and outstanding                     4,572,845
     Common stock committed                                             399,174
     Deferred compensation                                             (925,875)
     Accumulated deficit                                             (5,328,174)
                                                                    -----------

              Total shareholders' deficit                            (1,282,030)
                                                                    -----------

                   Total liabilities and shareholders' deficit      $ 1,261,301
                                                                    ===========




   The accompanying notes are an integral part of these financial statements.



                                              NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     For the Years Ended December 31,
_____________________________________________________________________________________




                                                            2001            2000
                                                        ------------    ------------
                                                         (restated)


Net sales                                               $  1,610,222    $    127,954

Cost of goods sold                                           945,633         157,170
                                                        ------------    ------------

Gross profit (loss)                                          664,589         (29,216)

Operating expenses                                         3,356,904       1,513,021
                                                        ------------    ------------

Loss from operations                                      (2,692,315)     (1,542,237)
                                                        ------------    ------------

Other income (expense)
     Interest income                                           1,443           2,304
     Interest expense                                     (1,080,602)        (16,767)
                                                        ------------    ------------

         Total other income (expense)                     (1,079,159)        (14,463)
                                                        ------------    ------------

Net loss                                                $ (3,771,474)   $ (1,556,700)
                                                        ============    ============

Basic and diluted loss per share                        $      (0.20)   $      (0.10)
                                                        ============    ============

Basic and diluted weighted-average shares outstanding     18,686,078      15,651,442
                                                        ============    ============




      The accompanying notes are an integral part of these financial statements.

                                         F-6



                                                                                             NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                                                                    For the Years Ended December 31,
____________________________________________________________________________________________________________________________________



                              Convertible, Redeemable
                              Series A Preferred Stock          Common Stock        Committed   Deferred
                             --------------------------   ------------------------   Common      Compen-    Accumulated
                               Shares        Amount         Shares        Amount      Stock      sation       Deficit      Total
                             ----------   ------------    -----------  -----------  ---------  ----------   ----------- ------------

Balance, February 4,
   2000 (inception)                  -    $       -                 -    $     -    $       -    $    -     $        -  $         -
Common stock
   issued
     for services                    -            -            56,764        3,977          -         -              -        3,977
     for cash                        -            -           540,802      378,900          -         -              -      378,900
Common stock split                   -            -        15,346,340            -          -         -              -            -
Net loss                             -            -                 -            -          -         -     (1,556,700)  (1,556,700)
                             ----------   ------------    -----------  -----------  ---------  ----------   ----------- ------------

Balance, December
   31, 2000                          -            -        15,943,906      382,877          -         -     (1,556,700)  (1,173,823)
Common stock
   issued
     for cash                        -            -            28,546       20,000          -         -              -       20,000
     for acquisition
       of registered trademark       -            -            21,409       21,409          -         -              -       21,409
     to extend note
       payable                       -            -           356,824      356,824          -         -              -      356,824
     services rendered               -            -           249,314      249,314          -         -              -      249,314
     acquisition of
       NutraGlo                      -            -           250,001      250,001          -         -              -      250,001
     for settlement of
       litigation                    -            -           150,000      150,000          -         -              -      150,000
     for cash in conjunction
       with acquisition
       by Alliance                   -            -         4,649,520    1,000,000          -         -              -    1,000,000
Committed stock for
   conversion of
   notes payable                     -            -                 -            -    399,174         -              -      399,174



                             The accompanying notes are an integral part of these financial statements.




                                                                                             NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                                                                    For the Years Ended December 31,
____________________________________________________________________________________________________________________________________

                              Convertible, Redeemable
                              Series A Preferred Stock          Common Stock     Committed  Deferred
                             --------------------------   ----------------------  Common     Compen-      Accumulated
                               Shares        Amount         Shares      Amount    Stock      sation         Deficit        Total
                             ----------   ------------    ---------  ----------- --------  ----------     -----------  ------------

Preferred stock
   issued during 2001
     as settlement of
       litigation              100,000    $   100,000             -  $        -   $      -   $     -       $        -  $         -
     for payment for
       accounts payable        130,000        130,000             -           -          -         -                -            -
     for conversion of
       notes payable
       and accrued
       interest              1,775,707      1,671,802             -           -          -         -                -            -
     for services
       rendered                 13,000         13,000             -           -          -         -                -            -
     for deposits
       payable                  56,000         56,000             -           -          -         -                -            -
     as interest
       expense                  10,000         10,000             -           -          -         -                -            -
Stock options
   issued for
     compensation                    -              -             -      647,429         -     (449,515)            -       197,914
     services rendered               -              -             -    1,273,861         -     (476,360)            -       797,501
     settlement of
       litigation                    -              -             -      107,047         -         -                -       107,047
Warrants issued
   with convertible
   debt                              -              -             -      114,083         -         -                -       114,083
Put option                           -       (130,000)            -            -         -         -                -             -
Net loss                             -              -             -            -         -         -        (3,771,474)  (3,771,474)
                             ----------   ------------    ---------  ----------- --------  ----------     -----------  ------------

Balance, December
   31, 2001 (restated)       2,084,707    $ 1,850,802    21,649,520  $ 4,572,845  $ 399,174  $ (925,875)  $ (5,328,174) $(1,282,030)
                         =============    ===========   ===========  ===========  =========  ===========  ============= ============


                             The accompanying notes are an integral part of these financial statements.




                                                       NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              For the Years Ended December 31,
_____________________________________________________________________________________________



                                                                     2001            2000
                                                                  -----------    -----------
                                                                  (restated)


Cash flows from operating activities
     Net loss                                                     $(3,771,474)   $(1,556,700)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                            94,397          7,172
              Non-cash issuances of common stock                      756,138          3,977
              Non-cash issuances of preferred stock                   468,511           --
              Non-cash issuances of stock options                   1,102,462           --
              Non-cash issuances of warrants                           10,178           --
              Non-cash issuances of committed stock                   130,487           --
              (Increase) decrease in
                  Accounts receivable                                 114,043       (115,636)
                  Inventory                                           421,886       (515,772)
                  Prepaid expenses                                      6,597        (15,385)
                  Deposits                                            (80,546)      (100,525)
              Increase (decrease) in
                  Accounts payable                                   (333,773)       904,407
                  Accrued salaries and benefits                        36,079           --
                  Accrued expenses                                    157,670           --
                  Due to officer                                       32,029           --
                                                                  -----------    -----------

                      Net cash used in operating activities          (855,316)    (1,388,462)
                                                                  -----------    -----------

Cash flows from investing activities
     Purchase of property and equipment                              (234,348)       (70,692)
     Purchase of patents and trademarks                               (30,199)       (65,381)
                                                                  -----------    -----------

                      Net cash used in investing activities          (264,547)      (136,073)
                                                                  -----------    -----------

Cash flows from financing activities
     Proceeds from the issuance of common stock                     1,020,000        378,900
     Proceeds from deposits payable                                      --          896,500
     Refunds of deposits payable                                     (240,500)          --
     Principal payments on convertible notes payable                 (490,000)          --
     Proceeds from convertible note payable                         1,230,000        255,000
                                                                  -----------    -----------

                      Net cash provided by financing activities     1,519,500      1,530,400
                                                                  -----------    -----------

                           Net increase in cash                       399,637          5,865

Cash, beginning of year                                                 5,865           --
                                                                  -----------    -----------

Cash, end of year                                                 $   405,502    $     5,865
                                                                  ===========    ===========


          The accompanying notes are an integral part of these financial statements.


                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,
________________________________________________________________________________



                                                        2001             2000
                                                    ------------    ------------
                                                     (restated)

Supplemental disclosures of cash flow information

     Interest paid                                  $        --     $       --
                                                    =============   ============

     Income taxes paid                              $        --     $       --
                                                    =============   ============


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


During the year ended December 31, 2001, the Company issued 130,000 shares of Series A preferred stock to a related party as payment of accounts payable totaling $130,000 and subsequently executed a put/call option with the related party (see Note 8).


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

During the year ended December 31, 2001, the Company issued 21,409 shares of common stock to acquire a registered trademark valued at $21,409.

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

Supplemental schedule of non-cash investing and financing activities (Continued) During the year ended December 31, 2001, the Company issued 249,314 shares of common stock for services rendered valued at $249,314.

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


NOTE 2 - RESTATEMENT

          During the year ended December 31, 2001, the Company issued 130,000 shares of Series A preferred stock to a related party as payment of accounts payable totaling $130,000. Related to these issuances, on January 15, 2002, these holders executed a put/call agreement with the Company (see Note 8). The Company previously had not recorded the put option on its financial statements. The Company has also reclassified its convertible Series A preferred stock to convertible, redeemable Series A preferred stock to conform with the accounting requirements of the United States Securities and Exchange Commission.

          This restatement does not have any effect on the Company's reported earnings. Its impact on the previously reported total liabilities and convertible, redeemable Series A preferred stock as of December 31, 2001 are as follows:

                                                As Previously
                                                  Reported    Restatement  As Restated
                                                ------------  -----------  -----------
          Total liabilities                      $  562,529   $  130,000   $  692,529
          Total convertible, redeemable Series
            A preferred stock                    $1,980,802   $ (130,000)  $1,850,802

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
________________________________________________________________________________



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


          Property and Equipment (Continued)
          ----------------------
          Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

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

          Advertising Expense
          ------------------
          The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the years ended December 31, 2001 and 2000 was $24,369 and $17,640, respectively.

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



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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




NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


          Recently Issued Accounting Pronouncements (Continued)
          -----------------------------------------
          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.



NOTE 4 - CASH


          The Company maintains its cash balances at one bank located in California. The balances at the bank are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, cash balances are in excess of the insured limit.



NOTE 5 - PROPERTY AND EQUIPMENT


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


NOTE 6 - PATENTS AND TRADEMARKS


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



NOTE 7 - PROMISSORY NOTES PAYABLE


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


NOTE 7 - PROMISSORY NOTES PAYABLE (Continued)

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


NOTE 8 - PUT OPTION

          During the year ended December 31, 2001, the Company issued 130,000 shares of Series A preferred stock to a related party as payment of accounts payable totaling $130,000. On January 15, 2002, these holders of the Series A preferred stock executed a put/call agreement. The put allows for the holder to sell to the Company all, but not less than all, of the 130,000 shares of the Company's Series A preferred stock, or common stock if any of the Series A preferred stock were converted, for $130,000, plus all accumulated, but unpaid dividends, at any time after six months from January 15, 2002. Related to the put option and the related conversion of debt, the Company has recorded a liability of $130,000.

          In addition, the Company maintains the right to call the option and purchase back the shares of the Series A preferred stock for $130,000, plus any unpaid and accrued dividends at any time, subject to certain provisions.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
________________________________________________________________________________


NOTE 9 - COMMITMENTS AND CONTINGENCIES

          Lease
          -----
          The Company leases its office space under a non-cancelable operating lease with RiceX that expires in September 2006 and requires monthly payments of $5,230. Future minimum payments under this lease agreement at December 31, 2001 were as follows:

                   Year Ending
                  December 31,
                  ------------
                      2002                                       $  63,123
                      2003                                          64,298
                      2004                                          64,700
                      2005                                          65,906
                      2006                                          49,429
                                                                  --------

                           Total                                 $ 307,456
                                                                 =========

          Rent expense was $66,799 and $74,550 for the years ended December 31, 2001 and 2000, respectively.

          Employment Agreements
          ---------------------
          The Company has entered into several employment agreements with key employees with terms ranging from three to 10 years. Minimum future payments under these agreements at December 31, 2001 were as follows:

                  Year Ending
                  December 31,
                  ------------
                      2002                                     $   625,000
                      2003                                         508,750
                      2004                                         380,000
                      2005                                         283,333
                      2006                                         250,000
                      Thereafter                                   708,333
                                                               -----------

                           Total                               $ 2,755,416
                                                               ===========

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



NOTE 9 - COMMITMENTS AND CONTINGENCIES


          Employment Agreements (Continued)
          ---------------------

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


          From February through July 2000, a third party solicited funds on behalf of an undetermined public shell company, into which it was contemplated that the Company might merge. In this regard, the Company received approximately $320,000 in deposits to be used for such purpose. As a result of these solicitations, there may have been violations of federal and/or state securities laws by such third party. The Company never proceeded with the contemplated merger.
          Instead, the Company applied such funds to a subsequent private placement that the Company conducted, in which shares of the Company's common stock were issued for the $320,000 investment. The Company has offered full refunds to all people who provided monies to the Company. There are not any assurances that federal and/or state securities authorities will not investigate and possibly bring an action against the third party who solicited the funds and the Company.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
________________________________________________________________________________


NOTE 10 - SHAREHOLDERS' DEFICIT

          Convertible, Redeemable Series A Preferred Stock
          ------------------------------------------------
          In December 2001, the Company approved the issuance of 3,000,000 shares of convertible, redeemable Series A preferred stock and executed a certificate of designation of the rights, preferences, and privileges of the Series A preferred stock. Each share of Series A preferred stock is entitled to receive a 7% cumulative dividend, which is only payable in the case of liquidation or redemption. The Series A preferred stock has a $1 per share stated value and will receive certain liquidation preferences after satisfaction of claims of creditors, but before payment or distributions of assets and surplus funds.


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


          The Company may redeem any and all outstanding shares of Series A preferred stock. Upon the five-year anniversary of the date of issuance, the Company is required to redeem all of its outstanding shares of Series A preferred stock at $1 per share, plus all accrued and unpaid dividends declared.


          During the year ended December 31, 2001, the Company issued 100,000 shares of Series A preferred stock as a settlement of certain litigation. Related to this, the Company recorded expense of $100,000.


          During the year ended December 31, 2001, the Company issued 130,000 shares of Series A preferred stock to a related party as payment of accounts payable totaling $130,000 and subsequently executed a put/call option with the related party (see Note 8).


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



NOTE 10 - SHAREHOLDERS' DEFICIT (Continued)


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


          During the year ended December 31, 2001, the Company issued 21,409 shares of common stock to acquire a registered trademark valued at $21,409.


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



NOTE 10 - SHAREHOLDERS' DEFICIT (Continued)


          Common Stock Warrants
          A summary of the Company's warrant activity is listed below:

                                                                         Weighted-    Weighted-
                                                         Weighted-       Average      Average
                                                          Average        Exercise     Exercise
                              Stock       Stock          Remaining       Price of     Price of
             Exercise       Warrants    Warrants        Contractual      Warrants     Warrants
              Price       Outstanding  Exercisable         Life         Outstanding   Exercisable
         ---------------  ----------- --------------  ----------------  -----------  ------------
               $1.00        300,000     300,000         5 years         $  1.00         $ 1.00

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

          The following table summarizes all of the Company's stock option transactions:


                                               Employee Options                  Consultant Options
                                       ---------------------------------  -------------------------------
                                                          Weighted-                          Weighted-
                                                           Average                            Average
                                         Stock Options     Exercise         Stock Options    Exercise
                                           Outstanding      Price            Outstanding       Price
                                       ---------------  ----------------  ---------------  --------------
          Outstanding, February 4,
            2000 (inception) and
            December 31, 2000                        -         $       -                -      $ -
              Granted                          935,564         $    0.31        1,641,390      $  0.51
                                       ----------------                   ---------------

          Outstanding,
            December 31, 2001                  935,564         $    0.31        1,641,390      $ 0.51
                                       ===============                    ===============

          Exercisable,
            December 31, 2001                  278,350         $    0.29          977,698      $ 0.59
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



NOTE 10 - SHAREHOLDERS' DEFICIT (Continued)


         Options (Continued)
         -------
         The weighted-average remaining contractual life of the options outstanding at December 31, 2001 was 9.93 years. The exercise prices of the options outstanding at December 31, 2001 ranged from $0.25 to $1, and information relating to these options is as follows:

                                                                                   Weighted-      Weighted-
                                                                  Weighted-        Average        Average
                                                                   Average         Exercise       Exercise
             Range of           Stock              Stock          Remaining         Price of      Price of
             Exercise          Options            Options         Contractual       Options       Options
             Prices          Outstanding        Exercisable          Life         Outstanding    Exercisable
         ------------------  -----------       ---------------  ----------------  -----------   ------------
         $      0.25 - 0.28        1,934,671           799,313        9.93 years  $     0.25    $      0.25
         $      0.29 - 1.00          642,283           456,735        9.93 years  $     1.00    $      1.00
                             ---------------   ---------------

                                   2,576,954         1,256,048
                             ===============   ===============

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

          Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 2001 and 2000 would have been increased to the pro forma amounts indicated below:

                                                  2001               2000
                                            ---------------    ----------------
           Net loss
               As reported                  $    (3,771,474)   $     (1,556,700)
               Pro forma                    $    (4,099,194)   $     (1,556,700)
           Basic loss per common share
               As reported                  $         (0.20)   $          (0.10)
               Pro forma                    $         (0.22)   $          (0.10)

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



NOTE 11 - INCOME TAXES


          Significant components of the Company's deferred tax asset for income taxes consisted of the following at December 31, 2001:

          Deferred tax asset
              Net operating loss carryforwards              $2,124,660
          Less valuation allowance                           2,124,660
                                                            ----------

                   Net deferred tax asset                   $     --
                                                            ==========

          A reconciliation of the expected income tax computed using the federal statutory income rate to the Company's effective rate for the years ended December 31, 2001 and 2000 was as follows:

                                                                 2001         2000
                                                             -----------   -----------
           Income tax computed at federal statutory tax rate       34.0%         34.0%
           State taxes, net of federal benefit                      5.8           5.8
           Change in valuation allowance                          (39.8)        (39.8)
                                                             ----------    ----------

               Total                                                -   %         -  %
                                                             ===========   ==========

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



NOTE 12 - RELATED PARTY TRANSACTIONS


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

NOTE 12 - RELATED PARTY TRANSACTIONS (Continued)

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


NOTE 13 - 401(K) PROFIT SHARING PLAN


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



NOTE 14 - SUBSEQUENT EVENTS


          On January 10, 2002, the Company entered into a consulting services agreement for marketing services in return for a non-refundable retainer fee of $3,000 per month, plus expenses for a period of six months. In addition to the cash compensation, the Company issued
          10-year stock options to purchase 25,000 common shares with an exercise price of $1 per share.


          On January 15, 2002, the Company  entered into a put/call  option (see
          Note 8).


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


NOTE 14 - SUBSEQUENT EVENTS (Continued)

          On April 12, 2002, the Company entered into a two-year marketing agreement, whereby the Company is to pay a commission of 10% of gross receipts on sales from customers introduced to the Company by the consultant, subject to certain requirements. In relation to this agreement, the Company granted to the consultants five-year options to purchase up to 150,000 shares of the Company's common stock at an exercise price of $0.75 per share, vesting according to the achievement of certain levels of gross receipts. The agreement automatically renews after the initial two-year term.

          On May 6, 2002, the Company entered into a one-year finder's and advisory agreement, whereby the finder is to seek businesses that are consistent with the Company's business and strategic plans or to introduce the Company to investors. The fees paid to the finder for finding investors to fund the Company are based upon certain percentages, ranging from 2% to 10%, plus unaccountable expenses, depending on the amount funded by the investors. In addition, 10% of the transaction value will be paid in cashless warrants. If the finder arranges a credit line or other types of debt placement, the fees paid to the finder will be 2% of the total debt placement. If the finder introduces a business or entity and the Company engages in a merge-type transaction or other similar transactions, the fees paid to the finder are based upon certain percentages, ranging from 3% to 7%, depending on the transaction value. In addition, 10% of the transaction value will be paid in cashless warrants. This agreement is automatically renewed after the initial one-year term.