Form 10QSB/A
period 2002-03-31
NUTRASTAR INC
filed 2002-06-05
CIK 1063537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB/A

                                (Amendment No. 1)



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                         Commission File Number 0-32565


                             NUTRASTAR INCORPORATED
                             ----------------------
        (Exact name of small business issuer as specified in its charter)



             CALIFORNIA                                 87-0673375
---------------------------------------- ---------------------------------------
   (State of other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)


        1261 Hawk's Flight Court
       El Dorado Hills, California                        95762
---------------------------------------- ---------------------------------------
(Address of Principal Executive Offices)                (Zip Code)


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

                                      INDEX

                                                                         Page
                                                                         ----

PART 1 - FINANCIAL INFORMATION..............................................1

        ITEM 1.  FINANCIAL STATEMENTS.......................................1

        ITEM 2.MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF
               OPERATIONS........ .........................................13

PART II - OTHER INFORMATION..............................................II-1

        ITEM 1.  LEGAL PROCEEDINGS.......................................II-1

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................II-1

SIGNATURES...............................................................II-2

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PART 1  -  FINANCIAL INFORMATION

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                                        CONTENTS
                                                      March 31, 2002 (unaudited)
________________________________________________________________________________

                                                                      Page
CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

       Condensed, Consolidated Balance Sheet                        F-2 - F-3

       Condensed, Consolidated Statements of Operations                F-4

       Condensed, Consolidated Statements of Cash Flows             F-5 - F-6

       Notes to Condensed, Consolidated Financial Statements       F-7 - F-12

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                           CONDENSED, CONSOLIDATED BALANCE SHEET
                                                      March 31, 2002 (unaudited)
________________________________________________________________________________



                                     ASSETS
                                   (restated)


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

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                           CONDENSED, CONSOLIDATED BALANCE SHEET
                                                      March 31, 2002 (unaudited)
________________________________________________________________________________


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                                   (restated)

Current liabilities
     Accounts payable                                               $   524,398
     Accrued salaries and benefits                                       88,577
     Accrued expenses                                                    85,654
     Due to officer                                                      12,759
     Note payable to officer                                            100,000
                                                                    -----------

         Total current liabilities                                      811,388

Put option                                                              130,000
                                                                    -----------

              Total liabilities                                         941,388
                                                                    -----------

Contingencies

Convertible, redeemable series A preferred stock,
     no par value, $1 stated value
         3,000,000 shares authorized
         2,084,707 shares issued and outstanding                      1,850,802
                                                                    -----------

Shareholders' deficit
     Common stock, no par value
         50,000,000 shares authorized
         21,649,520 shares issued and outstanding                     4,925,845
     Common stock committed                                             636,424
     Deferred compensation                                             (936,174)
     Accumulated deficit                                             (6,397,897)
                                                                    -----------

              Total shareholders' deficit                            (1,771,802)
                                                                    -----------

                   Total liabilities and shareholders' deficit      $ 1,020,388
                                                                    ===========




   The accompanying notes are an integral part of these financial statements.



                                              NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                     CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 For the Three Months Ended March 31,
_____________________________________________________________________________________


                                                            2002             2001
                                                        ------------    ------------
                                                        (unaudited)      (unaudited)
                                                        (restated)
Net sales                                               $    294,357    $    468,320


Cost of goods sold                                           182,472         404,425
                                                        ------------    ------------

Gross profit                                                 111,885          63,895

Operating expenses                                         1,181,468         419,993
                                                        ------------    ------------

Loss from operations                                      (1,069,583)       (356,098)
                                                        ------------    ------------

Other income (expense)
     Interest income                                             600             769
     Interest expense                                           (740)         (4,898)
                                                        ------------    ------------

         Total other income (expense)                           (140)         (4,129)
                                                        ------------    ------------

Net loss                                                $ (1,069,723)   $   (360,227)
                                                        ============    ============

Basic and diluted loss per share                        $      (0.05)   $      (0.02)
                                                        ============    ============

Basic and diluted weighted-average shares outstanding     21,649,520      15,346,340
                                                        ============    ============





      The accompanying notes are an integral part of these financial statements.

                                          F-4



                                                     NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                            CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        For the Three Months Ended March 31,
____________________________________________________________________________________________


                                                                     2002           2001
                                                                  -----------    -----------
                                                                  (unaudited)    (unaudited)
                                                                  (restated)

Cash flows from operating activities
     Net loss                                                     $(1,069,723)   $  (360,227)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                            29,982         16,910
              Non-cash issuances of stock options                     342,702           --
              Non-cash issuances of committed stock                   137,250           --
              (Increase) decrease in
                  Accounts receivable                                 (32,892)        21,071
                  Inventory                                          (100,080)       261,311
                  Prepaid expenses                                    (13,873)         3,977
                  Deposits                                             44,576        100,000
              Increase (decrease) in
                  Accounts payable                                    142,280       (234,011)
                  Accrued salaries and benefits                        27,563          5,247
                  Accrued expenses                                     (1,715)         3,986
                  Due to officer                                      (19,270)          --
                                                                  -----------    -----------


                      Net cash used in operating activities          (513,200)      (181,736)
                                                                  -----------    -----------

Cash flows from investing activities
     Purchase of property and equipment                               (41,124)      (179,975)
     Purchase of patents and trademarks                                (7,558)        (2,940)
                                                                  -----------    -----------

                      Net cash used in investing activities           (48,682)      (182,915)
                                                                  -----------    -----------

Cash flows from financing activities
     Proceeds from the issuance of common stock committed             100,000           --
     Proceeds from notes payable                                         --          406,356
     Proceeds from the issuance of common stock                          --           31,000
     Proceeds from note payable to officer                            100,000           --
                                                                  -----------    -----------

                      Net cash provided by financing activities       200,000        437,356
                                                                  -----------    -----------

                           Net increase (decrease) in cash           (361,882)        72,705

Cash, beginning of year                                               405,502          5,865
                                                                  -----------    -----------

Cash, end of year                                                 $    43,620    $    78,570
                                                                  ===========    ===========


          The accompanying notes are an integral part of these financial statements.

                                             F-5


                                                 NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                        CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    For the Three Months Ended March 31,
_______________________________________________________________________________________


                                                         2002                2001
                                                    ---------------    ----------------
                                                      (unaudited)        (unaudited)
                                                      (restated)


Supplemental disclosures of cash flow information

     Interest paid                                  $           --      $           --
                                                    ================    ================

     Income taxes paid                              $          1,600    $           --
                                                    ================    ================













       The accompanying notes are an integral part of these financial statements.



                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                      March 31, 2002 (unaudited)
________________________________________________________________________________


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

          Effective April 27, 2000, NutraStar became an 80% owner of NutraGlo Incorporated ("NutraGlo"), a Nevada corporation. NutraGlo was non-operative during 2000. During the year ended December 31, 2002, NutraGlo started marketing, manufacturing, and distributing NutraStar's stabilized rice bran and other nutraceuticals to the equine market. In connection with NutraStar's acquisition of Alliance, NutraStar issued 250,001 shares of common stock in exchange for the remaining 20% of the common stock of NutraGlo. The value of the shares was $250,001, which has been recorded as goodwill in the accompanying consolidated balance sheet.


NOTE 2 - RESTATEMENT


          During the year ended December 31, 2001, the Company issued 130,000 shares of Series A preferred stock to a related party as payment of accounts payable totaling $130,000. Related to these issuances, on January 15, 2002, these holders executed a put/call agreement with the Company (see Note 7). The Company previously had not recorded the put option on its financial statements. The Company has also reclassified its convertible Series A preferred stock to convertible, redeemable Series A preferred stock to conform with the accounting requirements of the United States Securities and Exchange Commission.

          This restatement does not have any effect on the Company's reported earnings. Its impact on the previously reported total liabilities and convertible, redeemable Series A preferred stock as of March 31, 2002 are as follows:


                                                     As Previously
                                                 Reported    Restatement  As Restated
                                               ------------  -----------  -----------
         Total liabilities                     $    811,388  $   130,000  $   941,388
         Total convertible, redeemable Series
           A preferred stock                   $  1,980,802  $  (130,000) $ 1,850,802

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                      March 31, 2002 (unaudited)
________________________________________________________________________________


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


         Reclassifications
         -----------------
         Certain amounts included in the prior period financial statements have been reclassified to conform with the current period presentation. Such reclassification did not have any effect on reported net loss.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                      March 31, 2002 (unaudited)
________________________________________________________________________________


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



NOTE 4 - PROPERTY AND EQUIPMENT


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

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                      March 31, 2002 (unaudited)
________________________________________________________________________________



NOTE 5 - PATENTS AND TRADEMARKS


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



NOTE 6 - NOTE PAYABLE TO OFFICER


         On March 4, 2002, the Company entered into a note payable agreement with an officer of the Company, which bears interest at 10% per annum and is due on March 3, 2003.



NOTE 7 - PUT OPTION

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

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                      March 31, 2002 (unaudited)
________________________________________________________________________________



NOTE 8 - CONTINGENCIES


         Litigation
         ----------
         The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.



NOTE 9 - SHAREHOLDERS' DEFICIT


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

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                      March 31, 2002 (unaudited)
________________________________________________________________________________



NOTE 9 - SHAREHOLDERS' DEFICIT (Continued)


         Common Stock and Stock Options (Continued)
         ------------------------------
         On February 21, 2002, the Company entered into a one-year financial advisory services agreement. In relation to this agreement, the Company paid a non-refundable retainer of $20,000, issued 200,000 restricted shares of common stock, and issued options to purchase 100,000 restricted shares of common stock at $1 per share, 100,000 at $2.50 per share, and 100,000 at $4 per share. The Company recorded consulting expense totaling $159,000 in relation to this transaction.



NOTE 10 - SUBSEQUENT EVENTS

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

The cost of goods sold for the quarter ended March 31, 2002 decreased 45% to $182,472 compared to $404,425 for the quarter ended March 31, 2001. This decrease reflects the increase in production of higher margin products for resale as well as 2001 having more start-up production costs. The Company's gross profit percentage increased to 38% from 14% for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. Operating expenses of

$1,181,468 in the first quarter of 2002 more than doubled over the comparable period in fiscal year 2001 with operating expenses of $419,993. This increase represents the Company's continued expansion of operations during fiscal year 2002 in a number of areas. During the quarter ended March 31, 2002 employee related expenses rose $235,000 to $451,000 as result of additional hired employees both after the first quarter of 2001 and during the first quarter of 2002. Professional fees increased approximately $449,000 to $558,000 in the first quarter of 2002 as the Company is using outside consultants in such areas as legal, financial and marketing in an attempt to limit direct hires until additional funding is obtained. Included in operating expenses in the quarter-ended March 31, 2002 is approximately $479,951 related to restricted stock grants issued in lieu of cash to both employees and outside consultants.

The Company incurred an operating loss of $1,069,583 during the quarter ended March 31, 2002 compared to an operating loss of $356,098 during the quarter ended March 31, 2001. This 200% increase in operating loss reflects the significant increase in the operating expenses relating to the Company's expanded business operations during fiscal year 2002 as discussed above.


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


To date, NutraStar has funded its operations, in addition to sales revenues, through a combination of short-term debt and the issuance of common and preferred stock. As of December 31, 2000 NutraStar had raised approximately $383,000 from the sale of its common stock through private placement channels. During December 2001 NutraStar completed two private placements; the first raised $1,000,000 from the sale of common stock at $1.00 per share; and the second raised approximately $1,841,707 through the conversion of debt and accrued interest into preferred stock that was priced at $1.00 per share, which is classified as convertible, redeemable Series A Preferred Stock to conform with SEC accounting requirements. During the quarter ended March 31, 2002, NutraStar raised an additional $100,000 through the sale of its common stock as well as received proceeds of $100,000 from a note payable to the Chairperson of NutraStar.

The Company expects its expenses to continue to increase during the foreseeable future as a result of increased marketing expenses and expansion of its product line. The Company is dependent on the proceeds from future debt or equity investments to expand its operations and fully implement the Company's business plan. If the Company is unable to raise sufficient capital, the Company will be required to delay or forego some portion of its business plan, which may have a material adverse effect on the Company's anticipated results from operations and financial condition. Alternatively, the Company may seek interim financing in the form of bank loans, private placement of debt or equity securities, or some combination thereof. Such interim financing may not be available in the amounts or at the times when the Company requires, and will likely not be on terms favorable to the Company.


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

Recently Issued Accounting Pronouncements


In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. NutraStar does not expect adoption of SFAS No. 141 to have a material impact, if any, on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. NutraStar does not expect adoption of SFAS No. 142 to have a material impact, if any, on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to NutraStar.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. NutraStar does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.


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


Valuation of long-lived assets
------------------------------


Long-lived assets, consisting primarily of property and equipment, patents and trademarks, and goodwill, comprise a significant portion of NutraStar's total assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets. The cash flow projections are based on historical experience, management's view of growth rates within the industry, and the anticipated future economic environment.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


Subsequent to the quarter ended March 31, 2002, a Complaint was filed against NTI by Millennium Integrated Services, Inc. ("MISI") in Superior Court, Sacramento County, on April 4, 2002 (Case No. 02A502006). MISI provided website development services to NTI, at a cost of $204,405. MISI is seeking contract payment of $204,405 plus interest of $32,031 as well as damages for alleged conversion and misappropriation of trade secrets. Additionally, MISI has stated that it will move the court to amend its Complaint to add a cause of action for negligent and intentional interference with an employment agreement between MISI and one of its programmers. On April 9, 2002, MISI filed a Motion for a Writ of Attachment which would allow MISI to seize and hold NTI assets worth $236,436 pending the resolution of the lawsuit. On April 10, 2002, a Writ of Attachment was granted by the Court. NTI believes it has valid defenses and offsets to the payment for these services and either will appeal the Court's action or attempt to settle this matter. Discovery is just beginning and it is too early to opine upon the possible outcome of the litigation. Settlement of this case could have a material affect on NutraStar's cash flow depending on how quickly any settlement would need to be paid. Conversely, litigating this matter could also have a material adverse affect on NutraStar's operations and financial results.


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

                                            NUTRASTAR INCORPORATED


Dated:  June 5, 2002                        By:   /s/ James Kluber
                                               ---------------------------------
                                                  James Kluber
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)