Form 10QSB
period 2002-06-30
NUTRASTAR INC
filed 2002-08-19
CIK 1063537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                         Commission File Number 0-32565

                             NUTRASTAR INCORPORATED
                             ----------------------
        (Exact name of small business issuer as specified in its charter)



               CALIFORNIA                                87-0673375
    -------------------------------           ------------------------------
    (State of other jurisdiction of           (I.R.S. Employer Identification
    incorporation or organization)                        Number)


       1261 Hawk's Flight Court
      El Dorado Hills, California                          95762
    -------------------------------           ------------------------------
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


Common stock, no par value, 21,649,520 issued and outstanding as of July 31, 2002.

                                      INDEX

                                                                            Page

PART 1 - FINANCIAL INFORMATION................................................1

        ITEM 1.  FINANCIAL STATEMENTS.........................................1

        Principles of Consolidation...........................................9

        ITEM 2.MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS...19

PART II - OTHER INFORMATION..................................................25

        ITEM 1.  LEGAL PROCEEDINGS...........................................25

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................25

     SIGNATURES..............................................................26

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                                        CONTENTS
                                                       June 30, 2002 (unaudited)

--------------------------------------------------------------------------------


                                                                       Page
CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

       Condensed, Consolidated Balance Sheet                           3 - 4

       Condensed, Consolidated Statements of Operations                  5

       Condensed, Consolidated Statements of Cash Flows                6 - 7

       Notes to Condensed, Consolidated Financial Statements          8 - 18

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                           CONDENSED, CONSOLIDATED BALANCE SHEET
                                                       June 30, 2002 (unaudited)

--------------------------------------------------------------------------------




                                     ASSETS

Current assets
    Cash                                                                $ 10,816
    Accounts receivable                                                   79,876
    Inventory, net                                                       131,614
    Prepaid expenses                                                      17,564
                                                                        --------

           Total current assets                                          239,870

Property and equipment, net                                              220,009
Patents and trademarks, net                                               48,849
Goodwill                                                                 250,001
                                                                        --------

               Total assets                                             $758,729
                                                                        ========



                                              NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                CONDENSED, CONSOLIDATED BALANCE SHEET
                                                            June 30, 2002 (unaudited)

-------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
       Accounts payable                                                   $   664,241
       Accrued salaries and benefits                                           80,029
       Deferred compensation                                                   93,462
       Accrued expenses                                                       128,722
       Due to officer                                                          10,251
       Note payable to officer                                                100,000
                                                                          -----------

                Total current liabilities                                   1,076,705

Put option                                                                    130,000
                                                                          -----------

                Total liabilities                                           1,206,705
                                                                          -----------

Commitments and contingencies

Convertible, redeemable series A preferred stock,
       no par value, $1 stated value
                3,000,000 shares authorized
                2,084,707 shares issued and outstanding                     1,923,767
                                                                          -----------

Shareholders' deficit
       Common stock, no par value
                50,000,000 shares authorized
                21,649,520 shares issued and outstanding                    4,940,696
       Common stock committed                                                 686,674
       Deferred compensation                                                 (915,207)
       Accumulated deficit                                                 (7,083,906)
                                                                          -----------

                      Total shareholders' deficit                          (2,371,743)
                                                                          -----------

                            Total liabilities and shareholders' deficit   $   758,729
                                                                          ===========


                                                      NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                             CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  For the Three and Six Months Ended June 30,

---------------------------------------------------------------------------------------------

                                 For the Three Months Ended        For the Six Months Ended
                                          June 30,                         June 30,
                                ----------------------------    ----------------------------
                                    2002            2001            2002           2001
                                ------------    ------------    ------------    ------------
                                (unaudited)      (unaudited)     (unaudited)     (unaudited)
Revenues
      Net sales                 $    536,370    $    195,148    $    830,727    $    663,468
      Commissions revenue               --           112,286            --           112,286
                                ------------    ------------    ------------    ------------

           Total revenues            536,370         307,434         830,727         775,754

Cost of goods sold                   371,526         165,772         553,998         570,197
                                ------------    ------------    ------------    ------------

Gross profit                         164,844         141,662         276,729         205,557
Operating expenses                   772,864         410,012       1,954,332         830,005
                                ------------    ------------    ------------    ------------

Loss from operations                (608,020)       (268,350)     (1,677,603)       (624,448)
                                ------------    ------------    ------------    ------------

Other income (expense)
      Interest income                   --              --               204            --
      Interest expense                (5,024)        (83,139)         (5,368)        (87,268)
                                ------------    ------------    ------------    ------------

           Total other income
                 (expense)            (5,024)        (83,139)         (5,164)        (87,268)
                                ------------    ------------    ------------    ------------

Net loss                            (613,044)       (351,489)     (1,682,767)       (711,716)
Cumulative preferred
      dividend                       (36,483)           --           (72,965)           --
                                ------------    ------------    ------------    ------------

Net loss available to
      common shareholders       $   (649,527)   $   (351,489)   $ (1,755,732)   $   (711,716)
                                ============    ============    ============    ============

Basic and diluted loss
      available to common
      shareholders per share    $      (0.03)   $      (0.02)   $      (0.08)   $      (0.04)
                                ============    ============    ============    ============

Basic and diluted weighted-
      average shares
      outstanding                 21,649,520      15,943,905      21,649,520      15,943,905
                                ============    ============    ============    ============


                                              5

                                                    NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                           CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          For the Six Months Ended June 30,

-------------------------------------------------------------------------------------------

                                                                     2002          2001
                                                                 -----------    -----------
                                                                 (unaudited)    (unaudited)
Cash flows from operating activities
   Net loss                                                      $(1,682,767)   $  (711,716)
   Adjustments to reconcile net loss to net cash
      used in operating activities
           Depreciation and amortization                              62,380         45,525
           Inventory obsolescence                                      8,702           --
           Loss reserve for patents and trademarks                    66,678           --
           Amortization of deferred compensation                     155,980           --
           Non-cash issuances of stock options                       221,688           --
           Non-cash issuances of warrants                                850           --
           Non-cash issuances of committed stock                     162,500           --
           (Increase) decrease in
                Accounts receivable                                  (78,283)        (1,765)
                Inventory                                            (46,430)       443,204
                Prepaid expenses                                      (8,776)           (78)
                Deposits                                             316,071        100,525
           Increase (decrease) in
                Accounts payable                                     147,122       (193,588)
                Accrued salaries and benefits                         19,015         13,013
                Deferred Compensation                                 93,462           --
                Accrued expenses                                      41,353            (54)
                Due to officer                                       (21,778)        24,106
                                                                 -----------    -----------

                     Net cash used in operating activities          (542,233)      (280,828)
                                                                 -----------    -----------

Cash flows from investing activities
   Purchase of property and equipment                                (66,149)      (233,111)
   Purchase of patents and trademarks                                (11,304)        (5,862)
                                                                 -----------    -----------

                     Net cash used in investing activities           (77,453)      (238,973)
                                                                 -----------    -----------

Cash flows from financing activities
   Proceeds from committed stock                                     125,000           --
   Refunds of deposits payable                                          --         (173,000)
   Proceeds from note payable to officer                             100,000           --
   Proceeds from convertible note payable                               --          776,195
                                                                 -----------    -----------

                     Net cash provided by financing activities       225,000        603,195
                                                                 -----------    -----------

                        Net increase (decrease) in cash          $  (394,686)   $    83,394

Cash, beginning of period                                            405,502          5,865
                                                                 -----------    -----------

Cash, end of period                                              $    10,816    $    89,259
                                                                 ===========    ===========

Supplemental disclosures of cash flow information

   Interest paid                                                 $     2,875    $      --
                                                                 ===========    ===========

   Income taxes paid                                             $      --      $      --
                                                                 ===========    ===========

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

     General

     NutraStar Incorporated ('NutraStar"), a California corporation, markets proprietary whole food dietary supplements derived from nutrient-dense stabilized rice bran (a nutraceutical) produced by an affiliated company, The RiceX Company ("RiceX"), a current shareholder and a publicly traded company. The Company had a license to distribute certain derivatives of RiceX's stabilized rice bran, as well as valued-added rice bran products in the United States of America. This license was terminated subsequent to June 30, 2002 (see Note 10).

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

     The transaction has been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which is required for all transactions occurring after June 30, 2001. In accordance with SFAS No. 141, the purchase price is to be allocated to assets acquired and liabilities assumed based on the estimated fair market value at the closing date of the acquisition, with the excess of the purchase price being allocated to goodwill. Since assets were not acquired and liabilities were not assumed in connection with this transaction, the value of the shares issued of $250,001 has been recorded as goodwill in the accompanying consolidated balance sheet. As NutraStar was the 80% owner of NutraGlo, the operations of NutraGlo have been consolidated with NutraStar. Therefore, pro forma information is not required.

     The Company has four primary divisions through which it sells its products:
     (1) TheraFoods(TM), which distributes consumer products including RiSolubles(TM), RiceMucil(R), NutraFlex(TM), and StaBran(R), (2) NutraCea(R), which was created to compliment medical food products, (3) NeutraBeauticals(R), which provides natural products to improve skin health, and (4) NutraGlo, which developed a derivative of the NutraFlex(TM) product for horses.

     -------
     For internal reporting purposes, management segregates the Company into two segments: (1) NutraStar, including the transactions of TheraFoods(TM) , NutraCea(R), and NeutraBeauticals(R), and (2) NutraGlo.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of NutraStar and its wholly owned subsidiaries, NutraStar Technologies, Inc. and NutraGlo (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

     Basis of Presentation
     ---------------------
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     Going Concern
     -------------
     The Company has received a report from its independent auditors that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

     Revenue Recognition
     -------------------
     Revenue is generally recognized upon shipment of product with a provision for estimated returns and allowances record at that time, if applicable. Commissions revenue is generally recognized when earned and collection is reasonably assured.

     Deferred Compensation
     ---------------------
     Deferred compensation consists of salaries payable to employees of the Company that have been earned but not yet paid.

     Advertising Expense
     -------------------
     The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the six months ended June 30, 2002 and 2001 was $40,044 (unaudited) and $8,368 (unaudited), respectively.

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

     Concentration of Credit Risk
     ----------------------------
     For the six months ended June 30, 2002,  four  customers  accounted for 80%
     and  26%  of  the  Company's   accounts   receivable  and  total  revenues,
     respectively.

     Reclassifications
     -----------------
     Certain amounts included in the prior period financial statements have been
     reclassified  to  conform  with  the  current  period  presentation.   Such
     reclassification did not have any effect on reported net loss.

     Recently Issued Accounting Pronouncement
     ----------------------------------------
     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses.

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

     ----------------------------------------
     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. This statement is not applicable to the Company.


NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 2002 consisted of the following:

        Furniture and equipment                                 $ 18,417
        Software                                                 352,773
                                                                --------

                                                                 371,190
        Less accumulated depreciation                            151,181
                                                                --------

            Total                                               $220,009
                                                                ========

     Depreciation expense was $57,097 (unaudited) and $42,857 (unaudited) for the six months ended June 30, 2002 and 2001, respectively.


NOTE 4 - PATENTS AND TRADEMARKS

     Patents and trademarks at June 30, 2002 consisted of the following:

        Patents                                                 $ 76,484
        Trademarks                                                51,809
                                                                --------

                                                                 128,293
        Less accumulated amortization                             12,766
        Less loss reserve                                         66,678
                                                                --------

            Total                                               $ 48,849
                                                                ========

     Amortization expense was $5,283 (unaudited) and $2,668 (unaudited) for the six months ended June 30, 2002 and 2001, respectively.


NOTE 5 - GOODWILL

     Goodwill represents the purchase price of the remaining 20% of NutraGlo. As of January 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 prohibits the amortization of goodwill, but requires that it be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that its value has diminished or been impaired. Recoverability of goodwill is measured by a comparison of its carrying value to the future net cash flows expected to be generated by it. Cash flow projections are based on historical experience, management's view of growth within the industry, and the anticipated future economic environment. Since the Company purchased the remaining 20% of NutraGlo on December 12, 2001, amortization expense was not recorded as of December 31, 2001. As such, the transitional disclosure provisions of SFAS No. 142 do not apply.


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

NOTE 7 - NOTE PAYABLE TO OFFICER

     On March 4, 2002, the Company entered into a note payable agreement with an officer of the Company, which bears interest at 10% per annum and is due on March 3, 2003. As of June 30, 2002, the note payable balance was $100,000.


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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     Agreements
     ----------
     On April 12, 2002, the Company entered into a two-year marketing agreement, whereby the Company is to pay a commission of 10% of gross receipts on sales from customers introduced to the Company by the consultant, subject to certain requirements. In relation to this agreement, the Company granted to the consultants five-year options to purchase up to 150,000 shares of the Company's common stock at an exercise price of $0.75 per share, vesting according to the achievement of certain levels of gross receipts. The agreement automatically renews after the initial two-year term.

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

     On June 10, 2002, the Company entered into a one-year finder's fee agreement, whereby the Company is to pay the finder 5% of the gross revenues generated from a commercial transaction other than financing, a merger, or some other form of business combination. For every $100,000 in gross revenues that are generated by the finder, the Company will issue warrants to the finder to purchase 5,000 shares of common stock, which will be exercisable immediately, at the then current market price on a cashless basis, subject to certain limitations.

     Litigation
     ----------
     On April 4, 2002, a complaint was filed against the Company by Millennium Integrated Services, Inc. ("MISI"). MISI provided Web site development services to the Company at a cost of $204,405. MISI is seeking contract payment of $204,405, plus interest of $32,031 and damages for alleged conversion and misappropriation of trade secrets. On April 9, 2002, MISI filed a Motion for a Writ of Attachment that would allow MISI to seize and hold the Company's assets worth $236,436, pending the resolution of the lawsuit. This Writ of Attachment was granted on April 10, 2002.

     ----------
     Certain of the Company's accounts receivable totaling $20,245 as of June 30, 2002 have been attached to secure an accounts payable balance to MISI of $210,235 as of June 30, 2002. The Company believes that the settlement of this case may have a material effect on the Company's cash flows.

     In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.


NOTE 10 - SHAREHOLDERS' DEFICIT

     Common Stock Committed
     ----------------------
     On March 15, 2002, the Company committed to issue 153,333 shares of common stock with a detachable purchase warrant to purchase 153,333 shares of common stock at an exercise price of $1.20 per share in exchange for $100,000. As of June 30, 2002, the Company had not issued the stock and has recorded the transaction as committed stock.

     On April 1, 2002, the Company committed to issue 25,000 shares of common stock to a consultant for consulting expenses totaling $25,250.

     On June 10, 2002, the Company committed to issue 60,606 shares of common stock with detachable purchase warrants to purchase 60,606 shares of common stock at an exercise price of $0.50 per share in exchange for cash totaling $25,000.

     The following table reconciles total shares and amount recorded as common stock committed:

                                                         Shares      Amount
                                                        --------   --------
        Committed upon conversion of debt and accrued
            interest                                     399,174   $399,174
        Committed upon receipt of cash                   213,939    125,000
        Committed for consulting services                260,000    162,500
                                                        --------   --------

                 Total                                   873,113   $686,674
                                                        ========   ========

     Common Stock and Stock Options
     ------------------------------
     On January 7, 2002, the Company entered into a five-year employment agreement with an employee. In relation to this agreement, the Company issued options to purchase 155,000 shares of common stock. The options vest over four years in increments of 80,000, 25,000, 25,000, and 25,000, have an exercise price of $1 per share, and expire on January 7, 2012. As of June 30, 2002, the Company recorded compensation expense and deferred compensation totaling $48,438 and $145,312, respectively, in relation to this transaction.

     On January 10, 2002, the Company entered into a six-month consulting services agreement for marketing services. In relation to this agreement, the Company issued options to purchase 25,000 shares of common stock at an exercise price of $1 per share. The options expire in 10 years. The Company recorded consulting expense of $47,250 in relation to this transaction.

     On February 4, 2002, the Company entered into a six-month marketing services agreement for public relations and advertising services. In relation to this agreement, the Company paid a retainer of $35,000 upon execution of the agreement, issued 35,000 shares of restricted common stock, and issued options to purchase 50,000 shares of the Company's common stock at an exercise price of $3 per share. The options expire in two years. The Company recorded consulting expense totaling $90,250 in relation to this transaction.

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

     On June 10, 2002, the Company issued warrants to purchase shares of common stock at $0.50 per share to a consultant for consulting expenses valued at $850.

     On June 19, 2002, the Company issued options to purchase 50,000 shares of common stock at an exercise price of $1 per share to a consultant for consulting expenses valued at $14,000.


NOTE 11 - RELATED PARTY TRANSACTIONS

     During the six months ended June 30, 2002, certain expenses of the Company totaling $21,027 were paid by RiceX. Certain of these expenses were reimbursed by the Company, and at June 30, 2002, $3,566 was owed to RiceX.

NOTE 12 - LINES OF BUSINESS

     For internal reporting purposes, management segregates the Company into two segments as follows for the six months ended June 30, 2002:


                                        NutraStar       NutraGlo    Eliminations      Total
                                      -------------  -------------  ------------  -------------
               Total revenues         $     475,139  $     355,588  $          -  $     830,727
               Income (loss)
                 from operations      $  (1,788,030) $     110,427  $          -  $  (1,677,603)
               Identifiable assets    $     433,283  $     701,682  $   (376,236) $     758,729
               Capital expenditures   $      66,149  $           -  $          -  $      66,149
               Depreciation and
                 amortization         $      62,380  $           -  $          -  $      62,380

     Operations of NutraGlo were insignificant during the six months ended June 30, 2001 and therefore are not presented.


NOTE 13 - SUBSEQUENT EVENTS

     Litigation
     ----------
     On July 16, 2002, the Company was summoned to answer a complaint filed by Faraday Financial, Inc. ("Faraday"). Between December 2000 and March 2001, the Company issued convertible promissory notes totaling $450,000 and a promissory note totaling $50,000. On December 13, 2001, Faraday entered into a settlement agreement with the Company, whereby Faraday agreed to cancel the promissory notes in exchange for 735,730 shares of preferred stock. Faraday claims that the settlement agreement required that the Company effect a registration statement covering the preferred stock by June 30, 2002. In the event the Company failed to effect a registration statement by June 30, 2002, the Company was to immediately forfeit to Faraday 735,730 shares of common stock in the name of the Chief Executive Officer of the Company.

     In addition, the Chief Executive Officer entered into an escrow agreement to ensure the automatic forfeiture of the common stock and entered into a guarantee to be personally responsible to Faraday for the original $500,000 loan amount, plus 12% interest per annum. Faraday has filed its fourth claim for relief for a judgment against the Company for $500,000, plus accrued, but unpaid interest, attorneys' fees and costs, and other such costs. Management does not believe that the outcome of this matter will result in a material impact on the financial condition of the Company.

     Note Payable
     ------------
     On July 9, 2002, the Company entered into a promissory note agreement with the Chief Executive Officer of the Company for $12,000. Interest accrues at 10% per annum, and the note payable is due on August 9, 2002. The due date was subsequently extended to September 9, 2002.

     Termination of Agreement
     ------------------------
     During the six months ended June 30, 2002, the Company received notice from RiceX, stating that the Company was in default under the terms of its distribution agreement with RiceX dated December 12, 2001. On July 9, 2002, RiceX exercised its right to terminate the exclusive distribution agreement and the related license agreements with the Company due to the Company's default. Purchase of inventory from RiceX as of June 30, 2002 totaled $206,786. The Company has recorded a loss reserve for the license agreement totaling $66,678 as of June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

Caution About Forward-Looking Statements

This Form 10-QSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like the Company "expects," "anticipates" or "believes" are forward-looking statements. Investors should be aware that actual results may differ materially from the Company's expressed expectations because of risks and uncertainties about the future. The Company does not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of the Company's business are discussed throughout this Form 10-QSB and should be considered carefully.

Plan of Operation for the Next Twelve Months

NutraStar Technologies, Inc. ("NTI") was formed on February 4, 2000 and became the wholly-owned subsidiary of NutraStar Incorporated (the "Company") on December 14, 2001. To date, the Company has focused on new product development and its relationship with the producer of its raw materials, RiceX, and on its strategic alliances. The Company has commenced the limited distribution of its stabilized rice bran and rice bran products on the Internet and through direct-to-consumer response advertising campaigns. In the near future, the Company intends to commence the full distribution of its products as private label brands through strategic distributors on the occurrence of certain events, including the raising of additional capital required to implement the Company's business plan.

The Company anticipates that in the next 12 to 24 months, it will need an additional $10 to $20 million in financing. The Company anticipates that it will need $5 to $15 million to make certain acquisitions, $2.5 million to further increase production capacity, and $2.5 million for additional working capital, including the purchase of inventory for anticipated sales growth. The Company expects to obtain this additional funding from private placements of debt and/or equity securities, or possibly through a public offering of its common stock.

Results of Operation

Second Quarter 2002 versus Second Quarter 2001
----------------------------------------------

During the second quarter 2002, NutraStar generated net sales of $536,370 compared to $195,148 for the second quarter 2001, an increase of 175% in comparison to 2001. Reasons for the increase include the ramp-up of the Company's e-commerce sales program as well as increased sales through strategic alliances. The increase in net sales also reflects the Company's focus on the marketing of its own products, as opposed to cross-selling RiceX products which explains the lack of commission revenues from the sale of RiceX products during the most recent quarter.

During the second quarter of 2001, the Company also recognized commission revenues from RiceX of $112,286. This commission revenue resulted in total revenues of $307,434 for the second quarter of 2001 compared to total revenues of $536,370 for the second quarter of 2002, representing a 74% increase in total revenue.

The cost of goods sold for the quarter ended June 30, 2002 increased 124% to $371,526 compared to $165,772 for the quarter ended June 30, 2001. This increase reflects the increase in production of products for resale during the second quarter of 2002. The Company's gross profit increased to $164,844 from $141,662 for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001; however, the gross profit margin decreased from 46% in the second quarter of 2001 to 31% in the same period of 2002. Operating expenses of $772,864 in the second quarter of 2002 reflects an increase of 88% over the comparable period in fiscal year 2001 which had operating expenses of $410,012. This increase reflects the Company's accrual of non-cash compensation and consulting fees as well as establishment of a reserve for inventory. Professional fees increased approximately $118,531 to $185,651 in the second quarter of 2002 as the Company is using outside consultants in such areas as legal, financial and marketing in an attempt to limit direct hires until additional funding is obtained. This increase also reflects the professional costs related to the preparation and filing of the Company's SB-2 Registration Statement during the quarter.

The Company incurred an operating loss of $608,020 during the quarter ended June 30, 2002 compared to an operating loss of $268,350 during the quarter ended June 30, 2001. This 127% increase in operating loss reflects the significant increase in operating expenses relating to the Company's expanded business operations, increased cost of product inventory and increased expenditures for product marketing and development during the most recent quarter.

During the quarter ended June 30, 2002, the Company recognized interest expense of $5,024, which reflects interest paid on short-term promissory notes outstanding during all or part of the second quarter and represents a decrease from interest expense of $83,139 for the quarter ended June 30, 2001. This decrease in interest expense reflects the significant reduction in the amount of promissory notes outstanding as a result of conversion of debt to equity. This expense increased the Company's overall net loss to $613,044 compared to a net loss of $351,489 recorded in the quarter ended June 30, 2001.

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

Six Month Period Ended June 30, 2002 v. 2001
--------------------------------------------

Total revenue for the six months ended June 30, 2002 was $830,727 compared to $775,754 for the six months ended June 30, 2001. This 7% increase reflects the Company's increased marketing and product selection primarily for the retail consumer. Cost of sales decreased slightly due to increased production of higher margin products for resale as well as a higher amount of start-up costs included in the six month period of 2001. The increase in operating expenses represents the Company's continued expansion of operations during fiscal year 2002 in a number of areas. During the six months ended June 30, 2002 employee related expenses rose $390,336 to $474,816 as a result of additional hired employees both after the second quarter of 2001 and during the first quarter of 2002.

The 35% increase in gross profits to $276,729 for the six months ended June 30, 2002 from $205,557 in the similar period of 2001 was offset by the 135% increase in operating expenses of $1,954,332 for the six months ended June 30, 2002 compared to 2001. This increase in operating expenses reflects the Company's expanded operations and increase in personnel. These higher costs resulted in a loss from operations of $1,677,603 for the six month period ended June 30, 2002 compared to an operating loss of $624,448 for the same period in 2001.

Factoring in the interest expense for the six months ended June 30, 2002 and 2001 of $5,368 and $87,268 respectively, resulted in a net loss of $1,682,767 for the six months ended June 30, 2002 which is a 136% increase compared to a loss of $711,716 for the same period in 2001.

Liquidity and Sources of Capital

NutraStar has incurred significant operating losses since its inception, and, as of June 30, 2002 NutraStar has an accumulated deficit of $7,083,906. At June 30, 2002, NutraStar had cash and cash equivalents of $10,816 and a net working capital deficit of $836,835.

To date, NutraStar has funded its operations, in addition to sales revenues, through a combination of short-term debt and the issuance of common and preferred stock. During the six months ended June 30, 2002, NutraStar raised a total of $100,000 from the sale of 153,333 Units (each Unit representing one common share and one warrant), as well as received proceeds of $100,000 from a note payable to the Chairperson of NutraStar.

The Company is dependent on the proceeds from future debt or equity investments to expand its operations and fully implement the Company's business plan. If the Company is unable to raise sufficient capital, the Company will be required to delay or forego some portion of its business plan, which will have a material adverse effect on the Company's anticipated results from operations and financial condition. Alternatively, the Company may seek interim financing in the form of bank loans, private placement of debt or equity securities, or some combination thereof. Such interim financing may not be available in the amounts or at the times when the Company requires, and will likely not be on terms favorable to the Company.

Due to the  Company's  need for outside  capital and its operating  losses,  the
financial   statements   include  a  going  concern   footnote   explaining  the
uncertainties relating to the Company's ability to continue operations.

Contract With Key Supplier

NutraStar had entered into an agreement with The RiceX Company ("RiceX"), whereby RiceX would sell NutraStar its rice bran solubles and rice bran fiber concentrates at prices equal to the lower of RiceX's standard price or the price negotiated by other customers for like quantities and products (the "RiceX Agreement"). The RiceX Agreement also provided that RiceX would not sell any rice bran solubles or rice bran fiber concentrates products in the United States except to NutraStar. Subsequent to the end of the second quarter, this Agreement was terminated by RiceX due to NutraStar's inability to meet increasing volume purchase requirements and to maintain the required security deposit with RiceX. As a result of this termination, NutraStar no longer has the right to be the exclusive distributor of the RiceX rice solubles and rice bran fiber concentrates in the United States; however, NutraStar will continue to buy such products from RiceX on a nonexclusive basis. NutraStar will continue to purchase RiceX products in sufficient amounts to support its sales of dietary supplements for its e-commerce direct sales programs, products for its strategic alliances and for new product research and development needs.

Unless and until other competitors seek to acquire rice solubles and rice bran fiber concentrates from RiceX, NutraStar does not anticipate a material adverse impact on its business operations resulting from the termination of the RiceX Agreement. The RiceX Agreement also provided for a license from RiceX to NutraStar to utilize three patents relating to the use of rice bran supplements to treat diabetes and hyperlipidemia. NutraStar will continue to be allowed to utilize these patents until a new use agreement can be negotiated.

In addition to the risks associated with the termination of the RiceX Agreement, the potential inability of RiceX to deliver the amount of product that NutraStar requires or the possible interruption in product delivery for any reason, would all have a material adverse effect on NutraStar's business, results from operations, and financial condition, because NutraStar could not readily find and implement alternative suppliers and likely not on advantageous terms. NutraStar has lost the exclusive right to distribute certain of RiceX's products in the United States. Although NutraStar is negotiating with RiceX to reacquire those exclusive rights, there is no assurance that it will be successful or that NutraStar may lose this exclusive right again if it does not meet the terms of any subsequent agreement. RiceX's ability to manufacture certain of NutraStar's core products is currently limited to the production capability of RiceX's Dillon, Montana plant (the "Dillon Plant"). Currently, the Dillon Plant is capable of producing only a limited quantity of NutraStar's products, which may not be sufficient to meet NutraStar's long-term sales goals. NutraStar and RiceX are exploring ways to add production capacity during the later part of the current year.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity to be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. This statement is not applicable to the Company.

Critical Accounting Policies

Our discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements require managers to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue is recorded at the time of merchandise shipment, net of provisions for returns in accordance with interpretative guidance provided by Staff Accounting Bulletin (SAB) No. 101. The majority of the Company's sales are to distributors and these distributors generally have no right to return products. Commission revenue is generally recognized when earned and collection is reasonably assured.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 4, 2002, a Complaint  was filed  against NTI by  Millennium  Integrated
Services, Inc. ("MISI") in Superior Court, Sacramento County, (Case No. 02A502006). MISI provided website development services to NTI, at a cost of $204,405. MISI is seeking contract payment of $204,405 plus interest of $32,031 as well as damages for alleged conversion and misappropriation of trade secrets. On April 9, 2002, MISI filed a Motion for a Writ of Attachment which would allow MISI to seize and hold NTI assets worth $236,436 pending the resolution of the lawsuit. On April 10, 2002, a Writ of Attachment was granted by the Court. As of June 30, 2002, Company accounts receivable totaling $20,245 had been attached pursuant to the Writ of Attachment. NTI believes it has valid defenses and offsets to the payment for these services and either will appeal the Court's action or attempt to settle this matter. Settlement of this case could have a material affect on the Company's cash flow depending on how quickly any settlement would need to be paid. Conversely, litigating this matter could also have a material adverse affect on NutraStar's operations and financial results.

Subsequent to the quarter ended June 30, 2002, a Complaint was filed against NTI by Faraday Financial, Inc. ("Faraday"), in the Third Judicial District Court, Salt Lake County, Utah (Case No. 020906477). The lawsuit stems from a settlement agreement entered into in December, 2001, pursuant to which Faraday converted $500,000 of debt into 735,730 shares of NutraStar preferred stock. Among other terms, the settlement agreement required that a registration statement covering the resale of the 735,730 shares be in effect by June 30, 2002. Although NutraStar filed a registration statement on June 4, 2002, such registration statement has not been declared effective. In the event that NutraStar failed to effect a registration statement by June 30, 2002, NutraStar's Chief Executive Officer, Ms. Patricia McPeak, was to transfer to Faraday an additional 735,730 shares of her common stock and become personally liable to Faraday for the original $500,000 debt amount plus 12% interest per annum. Faraday is also claiming attorneys' fees and other costs related to the lawsuit. Management does not believe that the resolution of this matter will have a material adverse impact on NutraStar's financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits: 99.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K: None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NUTRASTAR INCORPORATED


Dated:  August 16, 2002                    /s/ James Kluber
                                           ------------------------------------
                                           James Kluber, Authorized Officer and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

                                  Exhibit 99.1




                                  CERTIFICATION
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
             (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF
                          TITLE 18, UNITED STATES CODE)

     Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of NutraStar Incorporated, a California corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission (the "10-QSB Report") that:


          (1) the 10-QSB Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: August 16, 2002                   NUTRASTAR INCORPORATED


                                         /s/ Patricia McPeak
                                         -------------------------------------
                                         Patricia McPeak
                                         President and Chief Executive Officer


                                         /s/ James Kluber
                                         -------------------------------------
                                         James Kluber
                                         Chief Financial Officer




                                                                    EXHIBIT 99.1