Form 10QSB
period 2002-09-30
NUTRASTAR INC
filed 2002-12-06
CIK 1063537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                         Commission File Number 0-32565

                             NUTRASTAR INCORPORATED
                             ----------------------
        (Exact name of small business issuer as specified in its charter)



                   CALIFORNIA                            87-0673375
       ---------------------------------       ------------------------------
       (State of other jurisdiction of        (I.R.S. Employer Identification
        incorporation or organization)                    Number)


            1261 Hawk's Flight Court
           El Dorado Hills, California                    95762
       ---------------------------------       ------------------------------
    (Address of Principal Executive Offices)            (Zip Code)


               Issuer's telephone number:    (916) 933-7000
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


Common stock, no par value, 23,965,065 issued and outstanding as of October 31, 2002.

                                      INDEX

                                                                            Page
                                                                            ----

PART 1 - FINANCIAL INFORMATION................................................1

        ITEM 1.  FINANCIAL STATEMENTS.........................................1

        ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF
                 OPERATIONS... ..............................................21

        ITEM 3.  CONTROLS AND PROCEDURES.....................................26

PART II - OTHER INFORMATION..................................................27

        ITEM 1.  LEGAL PROCEEDINGS...........................................27

        ITEM 5.  OTHER INFORMATION...........................................27

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................28

     SIGNATURES..............................................................29


                                      (i)

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                                        CONTENTS
                                                  September 30, 2002 (unaudited)

--------------------------------------------------------------------------------


                                                                      Page
CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

       Condensed, Consolidated Balance Sheet                          3 - 4

       Condensed, Consolidated Statements of Operations                 5

       Condensed, Consolidated Statements of Cash Flows                6-7

       Notes to Condensed, Consolidated Financial Statements         8 - 20

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                           CONDENSED, CONSOLIDATED BALANCE SHEET
                                                  September 30, 2002 (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

Current assets
      Cash                                                              $ 23,230
      Accounts receivable                                                 40,440
      Inventory, net                                                      85,987
      Prepaid expenses                                                    17,247
                                                                        --------

               Total current assets                                      166,904

Property and equipment, net                                              189,734
Patents and trademarks, net                                               53,481
Goodwill                                                                 250,001
                                                                        --------

                     Total assets                                       $660,120
                                                                        ========


                                                          NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                            CONDENSED, CONSOLIDATED BALANCE SHEET
                                                                   September 30, 2002 (unaudited)
-------------------------------------------------------------------------------------------------


                              LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
        Accounts payable                                                             $   708,187
        Accrued salaries and benefits                                                     87,419
        Deferred compensation                                                            186,923
        Accrued expenses                                                                 117,570
        Due to officer                                                                    13,457
        Due to related parties                                                            13,214
        Notes payable                                                                    100,000
        Notes payable to officer                                                         112,000
                                                                                     -----------

                 Total current liabilities                                             1,338,770

Put option                                                                               130,000
                                                                                     -----------

                           Total liabilities                                           1,468,770
                                                                                     -----------

Commitments and contingencies

Convertible, redeemable series A preferred stock,
        no par value, $1 stated value
                 3,000,000 shares authorized
                 2,084,707 shares issued and outstanding                               1,960,249
                                                                                     -----------

Shareholders' deficit
        Common stock, no par value
                 50,000,000 shares authorized
                 21,649,520 shares issued and outstanding                              5,012,296
        Common stock committed                                                           806,674
        Deferred compensation                                                           (894,240)
        Accumulated deficit                                                           (7,693,629)
                                                                                     -----------

                           Total shareholders' deficit                                (2,768,899)
                                                                                     -----------

                                       Total liabilities and shareholders' deficit   $   660,120
                                                                                     ===========




                                                           NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                  CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     For Three and Nine Months Ended September 30,
-------------------------------------------------------------------------------------------------


                                      For the Three Months Ended       For the Nine Months Ended
                                             September 30,                   September 30,
                                     ----------------------------    ----------------------------
                                         2002             2001           2002            2001
                                     ------------    ------------    ------------    ------------
                                      (unaudited)    (unaudited)     (unaudited)     (unaudited)
Revenues
      Net sales                      $    247,367    $    513,450    $  1,078,094    $  1,176,918
      Commissions revenue                    --            93,852          --             206,138
                                     ------------    ------------    ------------    ------------
          Total revenues                  247,367         607,302       1,078,094       1,383,056
Cost of goods sold                        135,549         295,076         689,547         865,273
                                     ------------    ------------    ------------    ------------
Gross profit                              111,818         312,226         388,547         517,783
Operating expenses                        612,798         346,197       2,567,130       1,176,202
                                     ------------    ------------    ------------    ------------
Loss from operations                     (500,980)        (33,971)     (2,178,583)       (658,419)
                                     ------------    ------------    ------------    ------------
Other income (expense)
      Interest income                        --              --               636            --
      Interest expense                    (72,261)        (46,451)        (78,061)       (133,719)
                                     ------------    ------------    ------------    ------------
          Total other income
             (expense)                    (72,261)        (46,451)        (77,425)       (133,719)
                                     ------------    ------------    ------------    ------------
Net loss                                 (573,241)        (80,422)     (2,256,008)       (792,138)
Cumulative preferred
      dividend                            (36,482)           --          (109,447)          --
                                     ------------    ------------    ------------    ------------
      Net loss available to common
      shareholders                   $   (609,723)   $    (80,422)   $ (2,365,455)   $   (792,138)
                                     ============    ============    ============    ============
Basic and diluted loss
   available to common
    shareholders per share           $      (0.03)   $      (0.01)   $      (0.11)   $      (0.04)
                                     ============    ============    ============    ============

Basic and diluted weighted-
average common shares
      outstanding                      21,649,520      16,419,790      21,649,520      17,776,193
                                     ============    ============    ============    ============



                                                     NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                            CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      For the Nine Months Ended September 30
--------------------------------------------------------------------------------------------



                                                                    2002           2001
                                                                 -----------    -----------
                                                                 (unaudited)    (unaudited)
Cash flows from operating activities
      Net loss                                                   $(2,256,008)   $  (792,138)
      Adjustments to reconcile net loss to net cash
          used in operating activities
             Depreciation and amortization                            95,066         72,849
             Inventory obsolescence                                    8,702           --
             Loss reserve for patents and trademarks                  75,359           --
             Amortization of deferred compensation                   176,947           --
             Non-cash issuances of stock options                     227,288           --
             Non-cash issuances of warrants                              850           --
             Non-cash issuances of committed stock                   162,500           --
             Beneficial conversion feature                            66,000           --
             (Increase) decrease in
                 Accounts receivable                                 (38,847)      (300,915)
                 Inventory                                              (803)       336,008
                 Prepaid expenses                                     (8,459)            28
                 Deposits                                            316,071        100,525
             Increase (decrease) in
                 Accounts payable                                    191,070        (70,705)
                 Accrued salaries and benefits                        26,405         67,784
                 Deferred compensation                               186,923           --
                 Accrued expenses                                     30,201        173,816
                 Due to officer                                      (18,572)        27,197
                 Due to related parties                               13,214           --
                                                                 -----------    -----------
                     Net cash used in operating activities          (746,093)      (385,551)
                                                                 -----------    -----------

Cash flows from investing activities
      Purchase of property and equipment                             (66,149)      (234,349)
      Purchase of patents and trademarks                             (27,030)       (28,367)
                                                                 -----------    -----------

                     Net cash used in investing activities           (93,179)      (262,716)
                                                                 -----------    -----------

Cash flows from financing activities
      Refunds of deposits payable                                                  (455,500)
      Proceeds from notes payable                                    114,000           --




                                                     NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                            CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      For the Nine Months Ended September 30
--------------------------------------------------------------------------------------------



                                                                     2002           2001
                                                                 -----------    -----------
                                                                  (unaudited)    (unaudited)

      Payments on notes payable                                      (14,000)       (10,187)
      Proceeds from notes payable to officer                         112,000
      Proceeds from convertible note payable                            --        1,125,000
      Proceeds from committed stock                                  245,000         32,500
                                                                 -----------    -----------

                     Net cash provided by financing activities       457,000        691,813
                                                                 -----------    -----------

                        Net increase (decrease) in cash             (382,272)        43,546

Cash, beginning of period                                            405,502          5,865
                                                                 -----------    -----------

Cash, end of period                                              $    23,230    $    49,411
                                                                 ===========    ===========


Supplemental disclosures of cash flow information


      Interest paid                                              $     2,875    $      --
                                                                 ===========    ===========


      Income taxes paid                                          $     1,600    $      --
                                                                 ===========    ===========



                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS


         General
         -------
         NutraStar Incorporated ('NutraStar"), a California corporation, markets proprietary whole food dietary supplements derived from nutrient-dense stabilized rice bran (a nutraceutical) produced by an affiliated company, The RiceX Company ("RiceX"), a current shareholder and a publicly traded company. The Company had a license to distribute certain derivatives of RiceX's stabilized rice bran, as well as valued-added rice bran products in the United States of America. This license was terminated subsequent to September 30, 2002 (see Note 9).

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

         The transaction has been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which is required for all transactions occurring after September 30, 2001. In accordance with SFAS No. 141, the purchase price is to be allocated to assets acquired and liabilities assumed based on the estimated fair market value at the closing date of the acquisition, with the excess of the purchase price being allocated to goodwill.
         Since assets were not acquired and liabilities were not assumed in connection with this transaction, the value of the shares issued of $250,001 has been recorded as goodwill in the accompanying consolidated balance sheet. As NutraStar was the 80% owner of NutraGlo, the operations of NutraGlo have been consolidated with NutraStar. Therefore, pro forma information is not required.

         The  Company  has four  primary  divisions  through  which it sells its products: (1) TheraFoods(TM), which distributes consumer products including RiSolubles(TM), RiceMucil(R), NutraFlex(TM), and StaBran(R),
         (2) NutraCea(R), which was created to compliment medical food products,
         (3) NutraBeauticals(R), which provides natural products to improve skin health, and (4) NutraGlo, which developed a derivative of the NutraFlex(TM) product for horses.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS (Continued)

         General (Continued)
         -------------------
         For internal reporting purposes, management segregates the Company into two segments: (1) NutraStar, including the transactions of TheraFoods(TM) , NutraCea(R), and NeutraBeauticals(R), and (2) NutraGlo.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of NutraStar and its wholly owned subsidiaries, NutraStar Technologies, Incorporated and NutraGlo (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

         Basis of Presentation
         ---------------------
         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Advertising Expense
         -------------------
         The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the nine months ended September 30, 2002 and 2001 was $57,264 (unaudited) and $12,172 (unaudited), respectively.

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

         Concentration of Credit Risk
         ----------------------------
         For the nine months ended September 30, 2002, three customers accounted for 82% of the Company's accounts receivable.

         Reclassifications
         -----------------
         Certain amounts included in the prior period financial statements have been reclassified to conform with the current period presentation. Such reclassification did not have any effect on reported net loss.

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Pronouncements (Continued)
         -----------------------------------------------------
         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. This statement is not applicable to the Company.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property  and  equipment  at  September  30,  2002   consisted  of  the
         following:

               Furniture and equipment                   $ 18,417
               Software                                   352,773
                                                         --------

                                                          371,190
               Less accumulated depreciation              181,456

                        Total                            $189,734
                                                         ========

         Depreciation expense was $87,370 (unaudited) and $69,407 (unaudited) for the nine months ended September 30, 2002 and 2001, respectively.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - PATENTS AND TRADEMARKS

         Patents  and   trademarks  at  September  30,  2002  consisted  of  the
         following:

               Patents                                   $ 92,210
               Trademarks                                  51,809
                                                         --------

                                                          144,019
               Less accumulated amortization               15,179
               Less loss reserve                           75,359

                        Total                            $ 53,481
                                                         ========

         Amortization expense was $7,696 (unaudited) and $3,442 (unaudited) for the nine months ended September 30, 2002 and 2001, respectively.


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

NOTE 6 - NOTES PAYABLE

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

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 6 - NOTES PAYABLE (Continued)

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

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2002 (unaudited)
--------------------------------------------------------------------------------

          o On September 19, 2002, the Company entered into a convertible promissory note agreement with an investor for $50,000. Interest accrues at 4% monthly, and the note payable is due on December 30, 2002. The note is convertible into shares of common stock at the holder's discretion in part or in whole at a price equal to 60% of the market price. As this note is convertible at a price below market value, a total of $33,000 of interest expense was recorded relative to a beneficial conversion feature. In addition, as part of the agreement, the Company committed 500,000 shares of common stock to the investor as collateral for the note.

          o On September 20, 2002, the Company entered into a convertible promissory note agreement with an investor for $50,000. Interest accrues at 2% monthly, and the note payable is due on December 20, 2002. The note is convertible into shares of common stock at the option of the holder at a price of $0.12 per share. As this note is convertible at a price below market value, a total of $33,000 of interest expense was recorded relative to a beneficial conversion feature. In addition, the note is guaranteed by a third party.


NOTE 7 - NOTES PAYABLE TO OFFICER

         Activities related to notes payable to officer are as follows:

          o On March 4, 2002, the Company entered into a note payable agreement with an officer of the Company, which bears interest at 10% per annum and is due on March 3, 2003. As of September 30, 2002, the note payable balance was $100,000.

          o On July 9, 2002, the Company entered into a promissory note agreement with the Chief Executive Officer of the Company for $12,000. Interest accrues at 10% per annum, and the note payable is due on August 9, 2002. As of September 30, 2002, the note had been renegotiated, and the due date was extended to November 8, 2002.


NOTE 8 - PUT OPTION

         During the year ended December 31, 2001, the Company issued 130,000 shares of Series A preferred stock to a related party as payment of accounts payable totaling $130,000. On January 15, 2002, these holders of the Series A preferred stock executed a put/call agreement. The put allows for the holder to sell to the Company all, but not less than

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2002 (unaudited)
--------------------------------------------------------------------------------

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

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

         Agreements (Continued)
         ----------------------
         On May 6, 2002, the Company entered into a one-year finder's and advisory agreement, whereby the finder is to seek businesses that are consistent with the Company's business and strategic plans or to introduce the Company to investors. The fees paid to the finder for finding investors to fund the Company are based upon certain percentages, ranging from 2% to 10%, plus unaccountable expenses, depending on the amount funded by the investors. In addition, 10% of the transaction value will be paid in cashless warrants. If the finder arranges a credit line or other types of debt placement, the fees paid to the finder will be 2% of the total debt placement.

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

         Termination of Agreement
         ------------------------
         During the nine months ended September 30, 2002, the Company received notice from RiceX, stating that the Company was in default under the terms of its distribution agreement with RiceX dated December 12, 2001. On July 9, 2002, RiceX exercised its right to terminate the exclusive distribution agreement and the related license agreements with the Company due to the Company's default. Purchase of inventory from RiceX as of September 30, 2002 totaled $237,805. The Company has recorded a loss reserve for the license agreement totaling $75,359 as of September 30, 2002.

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

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

         Litigation (Continued)
         ----------------------
         Certain of the Company's accounts receivable totaling $26,342 as of September 30, 2002 have been attached to secure an accounts payable balance to MISI of $189,990 as of September 30, 2002. The Company believes that the settlement of this case may have a material effect on the Company's cash flows.

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

         In addition, the Chief Executive Officer entered into an escrow agreement to ensure the automatic forfeiture of the common stock and entered into a guarantee to be personally responsible to Faraday for the original $500,000 loan amount, plus 12% interest per annum. Faraday has filed its fourth claim for relief for a judgment against the Company for $500,000, plus accrued, but unpaid interest, attorneys'
         fees and  costs,  and other  such  costs.  As of  September  30,  2002, management believes the maximum exposure for the Company is approximately $500,000, plus interest and fees.

         In addition, the Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.


NOTE 10 - SHAREHOLDERS' DEFICIT

         Common Stock Committed
         ----------------------
         On March 15, 2002, the Company committed to issue 153,333 shares of common stock with a detachable purchase warrant to purchase 153,333 shares of common stock at an exercise price of $1.20 per share in exchange for $100,000. As of September 30, 2002, the Company had not issued the stock and has recorded the transaction as committed stock.

         On April 1, 2002, the Company committed to issue 25,000 shares of common stock to a consultant for consulting expenses totaling $25,250.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2002 (unaudited)
--------------------------------------------------------------------------------


         Common Stock Committed (Continued)
         ----------------------------------
         On June 10, 2002, the Company committed to issue 60,606 shares of common stock with detachable purchase warrants to purchase 60,606 shares of common stock at an exercise price of $0.50 per share in exchange for cash totaling $25,000.

         During the three months ended September 30, 2002, the Company committed to issue 594,611 shares of common stock to various investors for cash totaling $120,000.


         The following table reconciles total shares and amount recorded as common stock committed:
                                                         Shares      Amount
                                                       ---------   ---------
               Committed upon conversion of debt and
                  accrued interest                       399,174   $ 399,174
               Committed upon receipt of cash            808,550     245,000
               Committed for consulting services         260,000     162,500
                                                       ---------   ---------

                                 Total                 1,467,724   $ 806,674
                                                       =========   =========

         Common Stock and Stock Options
         ------------------------------
         On January 7, 2002, the Company entered into a five-year employment agreement with an employee. In relation to this agreement, the Company issued options to purchase 155,000 shares of common stock. The options vest over four years in increments of 80,000, 25,000, 25,000, and 25,000, have an exercise price of $1 per share, and expire on January 7, 2012. As of September 30, 2002, the Company recorded compensation expense and deferred compensation totaling $48,438 and $145,312, respectively, in relation to this transaction.

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

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2002 (unaudited)
--------------------------------------------------------------------------------

         Common Stock and Stock Options (Continued)
         ------------------------------------------
         On February 21, 2002, the Company entered into a one-year financial advisory services agreement. In relation to this agreement, the Company paid a non-refundable retainer of $20,000, issued 200,000 restricted shares of common stock, and issued options to purchase 100,000 restricted shares of common stock at $1 per share, 100,000 at $2.50 per share, and 100,000 at $4 per share. The Company recorded consulting expense totaling $159,000 in relation to this transaction.

         On June 10, 2002, the Company issued warrants to purchase shares of common stock at $0.50 per share to a consultant for consulting expenses valued at $850.

         On June 19, 2002, the Company issued options to purchase 50,000 shares of common stock at an exercise price of $1 per share to a consultant for consulting expenses valued at $14,000.

         On August 13, 2002, the Company issued options to purchase 28,000 shares of common stock at an exercise price of $0.25 per share to a debtor. In relation to this transaction, the Company recorded interest expense of $5,600.


NOTE 11 - RELATED PARTY TRANSACTIONS

         During the nine months ended September 30, 2002, certain expenses of the Company totaling $35,243 were paid by RiceX. Certain of these expenses were reimbursed by the Company, and at September 30, 2002, $13,214 was owed to RiceX.

NOTE 12 - LINES OF BUSINESS

         For internal reporting purposes, management segregates the Company into two segments as follows for the nine months ended September 30, 2002:

                         NutraStar      NutraGlo       Eliminations  Total
                         ------------------------------------------------------
    Total revenues       $   624,011    $   454,083    $     --     $ 1,078,094
    Loss from operations $(2,002,315)   $  (176,268)   $     --    $(2,178,583)
    Identifiable assets  $   371,565    $   743,898    $(455,343)  $   660,120
    Capital expenditures $    66,149                               $    66,149
    Depreciation and
       amortization      $    95,066    $      --      $     --    $    95,066

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                  September 30, 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 12 - LINES OF BUSINESS (Continued)

         Operations of NutraGlo were insignificant during the nine months ended September 30, 2001 and therefore are not presented.


NOTE 13 - SUBSEQUENT EVENTS

         In October 2002, the Company entered into a promissory note agreement with its Chief Executive Officer for $50,000. Interest accrues at 10% per annum, and the note payable is due on November 1, 2002. In November 2002, the Company repaid $18,000 and signed an amendment to the agreement, extending the due date for the remaining balance of $32,000 to December 8, 2002.

         In October 2002, the Company issued 675,217 shares of common stock from committed stock totaling $225,000.

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

The Company anticipates that in the next 12 to 24 months, it will need an additional $2.5 million to $5 million in financing. The Company anticipates that it will need up to $2.5 million to develop distribution channels for its proprietary products and $2.5 million for additional working capital, including the purchase of inventory for anticipated sales growth. The Company expects to obtain this additional funding from private placements of debt and/or equity securities, or possibly through a public offering of its common stock.

Results of Operation

Third Quarter 2002 versus Third Quarter 2001
--------------------------------------------

During the quarter ended September 30, 2002, NutraStar generated net sales of $247,367 compared to $513,450 for the third quarter of 2001, a decrease of 52% in comparison to 2001. The decrease was caused by several factors including certain key customers deferring purchases to a later date, a loss of two customers related to legal proceedings in which the Company is involved and an overall lack of working capital which prevented the Company from aggressively pursuing its marketing plan. Since July, 2002 the Company's primary supplier, RiceX, has required cash on delivery for product sold to the Company. The net sales also reflect the Company's focus on the marketing of its own products, as opposed to cross-selling RiceX products which explains the absence of commission revenues from the sale of RiceX products during the most recent quarter.

During the third quarter of 2001, the Company recognized commission revenues from RiceX of $93,852. This commission revenue resulted in total revenues of $607,302 for the quarter ended September 30, 2001.

The cost of goods sold for the quarter ended September 30, 2002 decreased 54% to $135,549 compared to $295,076 for the quarter ended September 30, 2001. This decrease reflects the reduced production of products for resale during the third quarter of 2002 due to the lack of adequate rice soluble inventory. The Company's gross profit decreased to $111,818 for the quarter ended September 30, 2002 compared to $312,226 for the quarter ended September 30, 2001; while the gross profit margin decreased from 51% in the third quarter of 2001 to 45% in the same period of 2002. Operating expenses of $612,798 in the third quarter of 2002 reflects an increase of 77% over the comparable quarter in fiscal year 2001 which had operating expenses of $346,197. This increase reflects the Company's increase in employee related expenses of $29,022 over 2001 and the increase in professional fees of $103,900 to $152,530 in the third quarter of 2002 as the Company is using outside consultants in such areas as legal, financial and marketing in an attempt to limit direct hires until additional funding is obtained.

The Company incurred an operating loss of $500,980 during the quarter ended September 30, 2002 compared to an operating loss of $33,971 during the quarter ended September 30, 2001. This material increase in operating loss reflects the significant increase in operating expenses relating to the Company's expanded business operations, coupled with the Company's decline in net sales during the most recent quarter.

During the quarter ended September 30, 2002, the Company recognized interest expense of $72,261, which reflects interest paid on short-term promissory notes outstanding during all or part of the third quarter and represents an increase in interest expense compared to $46,451 for the quarter ended September 30, 2001. This increase in interest expense reflects an increase in the amount of promissory notes and other debt instruments outstanding during the quarter ended September 30, 2002. This expense increased the Company's overall net loss for the third quarter of 2002 to $573,241 compared to a net loss of $80,422 recorded for the comparable quarter of 2001.

Due to the December 14, 2001 share exchange with Alliance, for accounting purposes, the acquisition has been treated as a recapitalization of NutraStar (formerly Alliance) with NTI as the acquirer (reverse acquisition). Consequently, the financial statements of NTI are presented as those of the Company. As a result, a comparison of the current financial statements as compared to those of Alliance as previously reported in its Form 10-SB might not be deemed relevant.

Nine Month Period Ended September 30, 2002 versus 2001
------------------------------------------------------

Total revenue for the nine months ended September 30, 2002 was $1,078,100 compared to $1,383,056 for the nine months ended September 30, 2001. This 22% decrease reflects the Company's substantially reduced sales in the third quarter of 2002. Cost of sales decreased by 20% from $865,273 for the nine months ended September 30, 2001 to $689,547 for the first nine months of 2002. This decrease was due to increased production of higher margin products for resale as well as lower production costs due to lower sales incurred in the third quarter of 2002. The 25% decrease in gross profits to $388,547 for the nine months ended September 30, 2002 from $517,783 in the similar period of 2001 was due primarily to the lower gross profits realized in the third quarter of 2002.

Operating expenses increased 118% from $1,176,202 for the first nine months of 2001 to $2,567,130 for the comparable period of 2002. The significant increase in operating expenses represents the Company's continued expansion of operations during fiscal year 2002 in a number of areas as well as increased legal fees related to the preparation of the Company's SB-2 registration statement and handling various legal proceedings, increased consulting fees and accounting costs. During the nine months ended September 30, 2002 employee related expenses rose $114,325 to $761,651 primarily as a result of additional hired employees during the first quarter of 2002. These higher costs resulted in a loss from operations of $2,178,583 for the nine month period ended September 30, 2002 compared to an operating loss of $658,419 for the same period in 2001.

Factoring in the interest expense for the nine months ended September 30, 2002 and 2001 of $78,061 and $133,719 respectively, resulted in a net loss of $2,256,008 for the nine months ended September 30, 2002 which represents a 185% increase compared to a loss of $792,138 for the same period in 2001.

Liquidity and Sources of Capital

NutraStar has incurred significant operating losses since its inception, and, as of September 30, 2002 NutraStar has an accumulated deficit of $7,693,629. At September 30, 2002, NutraStar had cash and cash equivalents of $23,230 and a net working capital deficit of $1,171,866.

To date, NutraStar has funded its operations, in addition to sales revenues, through a combination of short-term debt and the issuance of common and preferred stock. During the quarter ended September 30, 2002, NutraStar raised a total of $100,000 from the sale of convertible promissory notes. For the nine months ended September 30, 2002, NutraStar has raised a total of $471,000 from the sale of equity and debt securities, which includes proceeds of $112,000 from notes payable to the Chairperson of NutraStar.

The Company is dependent on the proceeds from future debt or equity investments to fund its operations and fully implement the Company's business plan. If the Company is unable to raise sufficient capital, the Company will be required to delay or forego some portion of its business plan, which will have a material adverse effect on the Company's anticipated results from operations and financial condition. Alternatively, the Company may seek interim financing in the form of bank loans, private placement of debt or equity securities, or some combination thereof. Such interim financing may not be available in the amounts or at the times when the Company requires, and will likely not be on terms favorable to the Company.

Due to the  Company's  need for outside  capital and its operating  losses,  the
financial   statements   include  a  going  concern   footnote   explaining  the
uncertainties relating to the Company's ability to continue operations.


Contract With Key Supplier

NutraStar had entered into an agreement with The RiceX Company ("RiceX"), whereby RiceX would sell NutraStar its rice bran solubles and rice bran fiber concentrates at prices equal to the lower of RiceX's standard price or the price negotiated by other customers for like quantities and products (the "RiceX Agreement"). The RiceX Agreement also provided that RiceX would not sell any rice bran solubles or rice bran fiber concentrate products in the United States except to NutraStar. On July 9, 2002, this Agreement was terminated. As a result of this termination, NutraStar no longer has the right to be the exclusive distributor of the RiceX rice solubles and rice bran fiber concentrates in the United States; however, NutraStar has continued to buy such products from RiceX on a nonexclusive basis.

The RiceX Agreement also provided for a license from RiceX to NutraStar to utilize three patents relating to the use of rice bran supplements to treat diabetes and hyperlipidemia. NutraStar will continue to be allowed to utilize these patents until a new use agreement can be negotiated.

In addition to the risks associated with the termination of the RiceX Agreement, the potential inability of RiceX to deliver the amount of product that NutraStar requires or the possible interruption in product delivery for any reason, would all have a material adverse effect on NutraStar's business, results from operations, and financial condition, because NutraStar could not readily find and implement alternative suppliers and likely not on advantageous terms. RiceX's ability to manufacture certain of NutraStar's core products is currently limited to the production capability of RiceX's Dillon, Montana plant (the "Dillon Plant"). Currently, the Dillon Plant is capable of producing only a limited quantity of NutraStar's products, which may not be sufficient to meet NutraStar's long-term sales goals. NutraStar and RiceX are exploring ways to add production capacity during the next year.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements require managers to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

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

ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely recording, processing summarizing and reporting material information relating to the Company required to be disclosed in this Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 4, 2002, a Complaint  was filed  against NTI by  Millennium  Integrated
Services, Inc. ("MISI") in Superior Court, Sacramento County, (Case No. 02A502006). MISI provided website development services to NTI, at a cost of $204,405. MISI is seeking contract payment of $204,405 plus interest of $32,031 as well as damages for alleged conversion and misappropriation of trade secrets. On April 9, 2002, MISI filed a Motion for a Writ of Attachment which would allow MISI to seize and hold NTI assets worth $236,436 pending the resolution of the lawsuit. On April 10, 2002, a Writ of Attachment was granted by the Court. As of September 30, 2002, Company accounts receivable totaling $26,342 had been attached pursuant to the Writ of Attachment. NTI believes it has valid defenses and offsets to the payment for these services and either will appeal the Court's action or attempt to settle this matter. Settlement of this case could have a material affect on the Company's cash flow depending on how quickly any settlement would need to be paid. Conversely, litigating this matter could also have a material adverse affect on NutraStar's operations and financial results.

On July 16, 2002, a Complaint was filed against NTI by Faraday Financial, Inc. ("Faraday"), in the United States District Court, for the District of Utah (Case No. 02-CV-00959). The lawsuit stems from a settlement agreement entered into in December, 2001, pursuant to which Faraday converted $500,000 of debt into 735,730 shares of NutraStar preferred stock. Among other terms, the settlement agreement required that a registration statement covering the resale of the 735,730 shares be in effect by June 30, 2002. Although NutraStar filed a registration statement on June 4, 2002, such registration statement has not been declared effective. In the event that NutraStar failed to effect a registration statement by June 30, 2002, NutraStar's Chief Executive Officer, Ms. Patricia McPeak, was to transfer to Faraday an additional 735,730 shares of her common stock and become personally liable to Faraday for the original $500,000 debt amount plus 12% interest per annum. Faraday is also seeking a judgment against NutraStar for $500,000 plus accrued, but unpaid interest. Faraday is also claiming attorneys' fees and other costs related to the lawsuit. On August 29, 2002, NutraStar filed a motion to dismiss the Complaint due to lack of personal jurisdiction for both itself and Ms. McPeak. On November 27, 2002, NutraStar's motion to dismiss was denied as to both NutraStar and Ms. McPeak. The case is in its early stages. Consequently, Management is not able to determine the impact on NutraStar's financial condition.

ITEM 5.  OTHER INFORMATION

Subsequent to the end of the quarter for which this Form 10-QSB is being filed, Joseph Ferrara resigned as president of NutraStar effective November 1, 2002. As a result of Mr. Ferrara's departure, an "Office of the President" was created which includes Patricia McPeak, the Chief Executive Officer, and two outside consultants, Etienne Taylor and Brian Jones. The Office of the President will be responsible for the management of the day-to-day operations of the company.

Messrs. Taylor and Jones, who is a CPA, specialize in managing corporate restructuring.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  (i)      99.1 - Certification by CEO pursuant to Sections 302
                                  of the Sarbanes-Oxley Act of 2002.

                  (ii)     99.2 - Certification by CFO pursuant to Sections 302
                                  of the Sarbanes-Oxley Act of 2002.

                  (iii)    99.3 - Certification pursuant to Section 906 of the
                                  Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

                  (i) On August 13, 2002, the Company filed a Form 8-K reporting an Item 5 event regarding the termination of its exclusive selling agreement with The RiceX Company

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NUTRASTAR INCORPORATED


Dated:  December 6, 2002                /s/ James Kluber
                                        -------------------------------------
                                          James Kluber, Authorized Officer and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)