Form 10KSB
period 2002-12-31
NUTRASTAR INC
filed 2003-04-15
CIK 1063537

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       ___________________________________

     For the Fiscal Year Ended                  Commission File Number
         December 31, 2002                              0-32565

                             NUTRASTAR INCORPORATED

         California                                     87-0673375
-------------------------------               ----------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year was approximately $1,286,400.

As of March 28, 2003, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $ 1,199,123 based upon the average price of $0.09/share.

       ISSUER INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                        Yes     X          No
                            -----------       ------------

As of March 17, 2003, the Registrant had outstanding 25,750,578 shares of common stock (no par value).

Transitional Small Business Disclosure Format:    Yes  [   ]   No   [X]

                       Documents Incorporated by Reference

Certain exhibits required by Item 13 have been incorporated by reference from the Company's previously filed Form 8-K's, Form 10-QSB and Form 10-KSB.

--------------------------------------------------------------------------------



                                              TABLE OF CONTENTS
                                                                                                       Page of
                                                                                                       Report
PART I.....................................................................................................1

        ITEM 1.DESCRIPTION OF BUSINESS.....................................................................1

        ITEM 2.DESCRIPTION OF PROPERTY....................................................................13

        ITEM 3.LEGAL PROCEEDINGS..........................................................................13

        ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................14

PART II...................................................................................................15

        ITEM 5.MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS...................15

        ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.................................18

        ITEM 7.FINANCIAL STATEMENTS.......................................................................24

        ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......64

PART III..................................................................................................66

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..............................66

        ITEM 10.EXECUTIVE COMPENSATION....................................................................69

        ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................75

        ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................76

        ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K..........................................................78

        ITEM 14.  CONTROLS AND PROCEDURES.................................................................78

SIGNATURES................................................................................................80


                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

General

NutraStar Incorporated (referred to as "NutraStar" or the "Company") is a California corporation formerly known as Alliance Consumer International, Inc. As a result of the Exchange Transaction discussed below, NutraStar's business is now the business previously carried on by NutraStar Technologies Incorporated, a Nevada corporation ("NTI"). NTI was formed and started doing business in February, 2000. NutraStar is a relatively new health science company focused on the development and distribution of products based upon the use of stabilized rice bran and proprietary rice bran formulations. Rice bran is the outer layer of brown rice which, until recently, was a waste by-product of the commercial rice industry. These products include food supplements which provide health benefits for both humans and animals (known as "nutraceuticals") as well as cosmetics and beauty aids based on the rice bran oils. NutraStar believes that stabilized rice bran products can deliver beneficial biological effects with fewer of the adverse side effects commonly associated with many prescription drugs. As a result, NutraStar believes that certain of its products may be used in place of, or as a supplement to, some of the most commonly used pharmaceuticals. NutraStar has conducted and is currently involved in ongoing clinical trials and third party analysis in order to support the uses for and effectiveness of its products.

NutraStar has developed a number of product lines that are currently or soon will be available for sale in the market through its four divisions:
TheraFoods(R), which provides health food supplements to the retail market; NutraCea(R), which distributes food supplements through the medical community; NutraGlo(R), which distributes animal food products; and NutraBeauticals(R), which will develop and market cosmetics and beauty aids. NutraStar anticipates developing strategic distribution and marketing agreements with well-known retail product and pharmaceutical companies and medical practices and institutions.

NutraStar's corporate offices and operations are located at 1261 Hawk's Flight Court, El Dorado Hills, California 95762. NTI's telephone number is (916) 933-7000. NutraStar has one wholly owned subsidiary, NTI, which in turn wholly owns NutraGlo, Incorporated, a Nevada corporation. Both of these subsidiaries maintain business offices at NutraStar's principal business office in El Dorado Hills, California.

History

NutraStar Incorporated was originally incorporated on March 18, 1998 under the laws of the State of California as Hickory Investments II, Inc. ("Hickory"). On June 2, 1998, Hickory changed its name to Alliance Consumer International, Inc. ("Alliance"). On December 14, 2001, Alliance changed its name to NutraStar Incorporated in connection with the Exchange Transaction (see below).

In  mid-1998   and  early  1999,   Alliance  was  engaged  in  the  business  of
manufacturing cosmetics, detergents and pharmaceuticals. On July 13, 1999, Alliance filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The case was filed in the Central District of California, Los Angeles Division, Chapter 11 Case No. LA-99-36256-EC. In November 1999, the U.S. Bankruptcy Court approved a Plan of Reorganization, referred to as the "Plan", which provided for the sale of substantially all of Alliance's assets. While the Chapter 11 bankruptcy proceedings were pending, an investor group led by Home Marketing Enterprises, LLC, a Utah limited liability company, made an offer to purchase a majority of Alliance's issued and outstanding shares. This offer was accepted by the attorneys for the Debtor in Possession and thereafter formally approved by the Bankruptcy Court at a February 21, 2001 Sale Confirmation Hearing. A formal Order reflecting the sale was entered with the Clerk of the Court on March 12, 2001.

On March 12, 2001 Alliance emerged from Chapter 11 bankruptcy with no remaining material assets or liabilities. Among other things, the Bankruptcy Court approved (1) a change in officers and directors, (2) the cancellation of all authorized and any outstanding preferred shares, (3) a reverse common stock split at a ratio of one share for every fifty shares that were then-issued and outstanding, (4) an increase in the authorized common capital shares from 15,000,000 to 50,000,000 shares, and (5) the issuance of 3,500,000 post-split common capital shares to the investor group.

As a result of the one-for-fifty shares reverse split, Alliance, prior to the Court-authorized issuance of the 3,500,000 shares referenced above, had 132,377 common shares issued and outstanding. At the time of the Bankruptcy purchase transaction, Alliance also issued 17,133 post-split shares to four individuals involved in, or associated with, Alliance. The total number of the post-split issued and outstanding shares, following Bankruptcy Court approval of the purchase transaction, was 3,649,520.

On March 28, 2001, the Restated Articles of Incorporation, implementing the changes and amendments to the Alliance Articles approved by the U.S. Bankruptcy Court, were filed with the Secretary of State of the State of California. Since its emergence from Chapter 11 bankruptcy and concluding with the Exchange Transaction, Alliance had been seeking to engage in a business combination. The Common Stock and deficit accumulated during such stage have been restated with the statement of operations to begin on March 12, 2001, the date of entry of the Bankruptcy Court Order approving the purchase and sale by the investor group.

Exchange Transaction

On December 14, 2001, Alliance issued 17,000,000 shares of its the common stock (the "Common Stock") to the shareholders of NutraStar Technologies Incorporated, a Nevada corporation ("NTI"), in exchange for all of the issued and outstanding shares of the common stock of NTI (the "Exchange Transaction") pursuant to that certain Plan and Agreement of Exchange dated November 9, 2001 (the "Exchange Agreement") between Alliance, NTI and the principal shareholders of NTI. As a result of the Exchange Transaction, Alliance changed its name to NutraStar Incorporated, NTI became a wholly owned subsidiary of NutraStar and the former shareholders of NTI became the owners of approximately 82% of NutraStar's then outstanding common stock. Upon consummation of the Exchange Transaction, the sole officer and director of Alliance resigned and the officers and directors of NTI became the officers and directors of NutraStar and it changed its trading symbol to "NTRA".

On April 27, 2000, prior to the Exchange Transaction, NTI formed NutraGlo Incorporated ("NutraGlo"), a Nevada corporation, which was owned 80% by NTI and 20% by NutraGlo Investors L.P. During fiscal year 2001, NutraGlo started marketing, manufacturing and distributing one of NTI's products to the equine market. In connection with the Exchange Transaction, NTI issued 250,001 shares of its common stock to the limited partnership in exchange for the remaining 20% of the common stock of NutraGlo. The value of the shares was $250,001. As a result, NutraGlo is now a wholly owned subsidiary of NTI.

Industry Overview

By definition, nutraceuticals are food constituents that have biologically therapeutic effects in humans and mammals. These compounds include vitamins, antioxidants, polyphenols, phytosterols, as well as macro and trace minerals. Rice bran and rice bran oil are good sources for some of these compounds, including tocotrienols, a newly discovered complex of vitamin E, and gamma-oryzanol, which is found only in rice bran. These compounds act as antioxidants. Stabilized rice bran and its derivatives and rice bran oil also contain high levels of B-complex vitamins and beta-carotene which is a vitamin A precursor. Stabilized rice bran also contains high levels of carotenoids and phytosterols, both essential fatty acids, as well as a balanced amino acid profile and both soluble and insoluble fiber which promote colon health.

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

In 1999, the Alliance for Aging Research in Washington D.C. reported that when Americans reach their 50th birthday, their chance of being diagnosed for the first time with hypertension, arthritis, or diabetes will triple by the time they reach 60. As the population of the United States ages over the next 30 years, the Company believes demand for its products will grow dramatically. Since stabilized rice bran is a safe food product, the Company believes that its beneficial effects can be obtained with a minimum of known deleterious side effects, such as those that may be present in pharmaceuticals. Many physicians have taken an interest in NutraStar's nutraceutical products as a means of offering alternative or complementary approaches for treating serious health care problems. If further clinical trials support the beneficial effects of NutraStar's stabilized rice bran products and if the medical community widely endorses such use of its products, NutraStar believes that its products may be used as a nutritional therapy either prior to or as a compliment to traditional pharmaceutical therapies for the treatment of a variety of ailments including diabetes and coronary heart disease.

The Company

NutraStar Incorporated is a California corporation formerly known as Alliance Consumer International, Inc. As a result of the Exchange Transaction discussed above, NutraStar acquired all of the outstanding stock of NTI which, as a result, became a wholly owned subsidiary of NutraStar. NTI started doing business in February of 2000 focusing on the development and marketing of various products based upon the use of stabilized rice bran. The stabilized rice bran being utilized by NTI is based upon a patented process developed by RiceX. In order to exploit the biological benefits of rice bran, NTI has developed and is developing various health food supplements to be marketed and sold to retail customers. In addition, NTI has developed and is developing various cosmetic and beauty aids which have been formulated utilizing specially developed rice bran oils. Due to the health benefits which can be realized from rice bran consumption, NTI is also developing a product distribution system through various health care practitioners and clinics.

NutraStar is also involved in identifying business acquisitions which are consistent with its business and strategic plans. Such businesses could include companies offering nutraceutical products which complement NutraStar's or companies with distribution channels which could be utilized by NutraStar. On May 6, 2002, Nutrastar entered into a Finders and Advisory Agreement with vSource1 LLC and certain of its affiliates pursuant to which vSource1 will search for, evaluate and introduce to NutraStar various acquisition candidates which are deemed compatible with and would enhance NutraStar's business plans. vSource1 will be paid a fee for any acquisition that NutraStar actually consummates, based on the transaction value, and will be paid a fee for funds secured to finance any such acquisitions, based upon the amount of funds secured. The agreement has a term of one year with successive 12-month renewals.

NTI has one wholly owned subsidiary called NutraGlo through which it develops and markets rice bran food supplements for animals. NutraStar, NTI and NutraGlo all operate their businesses primarily from NutraStar's principal business offices in El Dorado Hills, California.

Products

NutraStar has four primary divisions through which it sells its products:

1. TheraFoods(TM). NutraStar distributes its consumer products through its TheraFoods(TM) division. The primary products currently sold through this division are RiSolubles(TM), RiceMucil(R), NutraFlex(TM), and StaBran(R). All four products are currently available in capsule and powdered form for use as food supplements. The powdered form can also be used as a food additive in breads, cookies, snacks, beverages, and similar foods. The nutritional value of NutraStar's RiSolubles(R) and RiceMucil(R) products have been analyzed by four independent certified analytical laboratories in the US. The beneficial attributes of stabilized rice bran, including the products, RiSolubles(TM) and RiceMucil(R), have been studied and reported on by several laboratories.

Laboratories reporting on stabilized rice bran included Medallion Laboratories in Minnesota, Craft's Technologies, Inc. in North Carolina, Southern Testing & Research Laboratories in Wilson, North Carolina, and Ralson Analytical Laboratories in Missouri. NutraStar has no affiliation with nor does it pay for these studies. This analysis has verified the presence of antioxidants, polyphenols, phytosterols as well as beneficial macro and trace minerals in NutraStar's stabilized rice bran products. Antioxidants are compounds which scavange or neutralize damaging compounds called free radicals; polyphenals are organic compounds which act as direct antioxidants and help fight cancer; and phytosterols are plant derived sterol molecules which help improve immune response to fight certain cancers. This analysis was carried out during 1998-2000 by these laboratories following approved official methods of analysis and unaffiliated to NutraStar or any of its affiliates. Studies have also found that soluble and insoluble fiber, such as that found in NutraStar's RiceMucil(R) product, does not produce the uncomfortable gas buildup in the colon and intestines which is common with soluble fibers like psylium and guar gum.

The Company has also developed and currently produces a topical, transdermal cream product for arthritic and joint pain in connection with the Absorbine(R) branded joint venture which will be marketed under either Absorbine Pro(TM) or Absorbine Sr.(R).

2. NutraCea(R). NutraCea(R) has been created to compliment NutraStar's medical food products through a newly created distribution channel in the medical community, primarily doctors and health care providers. The Center for Disease Control reported that annual expenditures in the United States in 2002 for cardiovascular diseases ("CVD") have been estimated at $329 billion including health care expenditures and lost productivity. NutraStar believes it can develop effective products to address CVD. For example, a limited clinical trial conducted by Advanced Medical Research, Madison, Wisconsin suggests that certain of NutraStar's products, specifically RiSolubles(R) and RiceMucil(R), may lower blood glucose levels of diabetes mellitus patients. This clinical trial was funded by The RiceX Company. NutraStar does not have any affiliation with Advanced Medical Research.

The Company also has consulting relationships with several physicians who assist in formulating medical food products. Three such products have already been created: Synbiotics(TM) 1 which is a nutritional therapy for Irritable Bowel Syndrome ("IBS"), Synbiotics(TM) 2 which is a nutritional therapy for Inflammatory Bowel Disease ("IBD"), and Synbiotics(TM)3 which is a nutritional therapy of antibiotic-induced diarrheal conditions.

Through  several  consulting  physicians,  NutraStar  has support  from  several medical institutions and practices that are and will continue to conduct clinical trials and beta work for its products. For example, a 50-subject, open label clinical trial for the Synbiotics(TM) 2 product on IBD patients is being conducted by physicians at UC Davis Medical Center and a private physicians group is conducting a 50-subject, open label clinical trial for the Synbiotics(TM) 1 product on IBS patients. Two of these clinical trials, which NutraStar funded, are reviewed in an article published in the March, 2002 issue of the Journal of Nutritional Biochemistry. Additionally, based on clinical trials and a United States patent, NutraStar believes that RiSolubles(TM) and RiceMucil(R) may be beneficial in reducing high blood cholesterol and high blood lipid levels. The Company intends to conduct additional clinical trials to further investigate such effect and, if warranted, develop products to address this market.

3. NutraBeauticals(R). NutraBeauticals(R) is focused on providing natural products to improve skin health. NutraBeauticals(R) Skin Cream is such a product, and contains rice bran oil and other natural ingredients that support the health of the skin. NutraStar is also pursuing acquisitions and product development for additional natural cosmetic products.

4. NutraGlo(R). NutraStar developed a derivative of its NutraFlex(TM) product to prevent and rehabilitate debilitating joint degeneration in horses. The W.F Young Company, the distributors of Absorbine(R) products, sponsored a 50-horse equine study, which demonstrated the Company's Absorbine Flex+ product to be an effective product for treating joint degeneration in horses. NutraStar has recently received allowance of 26 claims covering its NutraFlex and Absorbine Flex+ products, for reducing inflammation, lameness and loss of joint mobility in humans, horses, dogs, cats and other mammals.

Marketing

The Company's TheraFoods(R) division is currently marketing its products domestically through various distribution channels including NutraStar's toll-free phone number and through the Internet at http://www.nutrastar.com/products.html. In addition, a national wholesale natural products company has commenced offering the Company's RiSolubles(R) and RiceMucil(R) to 4,500 natural food stores.

NutraStar's equine product is distributed under the name "Absorbine Flex+" by W.F. Young, Inc. pursuant to a distribution agreement with NutraStar dated May 1, 2001 pursuant to which the Company's Absorbine Flex+ is being introduced nationwide and will be introduced into the international market in 36 countries. The distribution agreement provides for the NutraGlo division to manufacture, package and ship all W.F. Young's sales requirements while W.F. Young is granted a license to use and market NutraStar's products and brand names. NutraGlo has agreed to sell its equine products exclusively through W.F. Young at preferred product prices. W.F. Young has agreed to use its best efforts to promote
NutraGlo's current and future equine products and make minimum product purchases. Minimum product purchases for July 1, 2001 and September 1, 2002 have been met. The distribution agreement is for a term of three years ending on August 31, 2004 and may be renewed for subsequent one-year terms. NutraStar has developed a number of other animal products which it is seeking to distribute through various distribution channels such as the Internet and strategic joint ventures in the large animal, pet and veterinarian industries.

The Company has entered into a strategic alliance with World Nutriceuticals, Inc. ("WNI") pursuant to which WNI will introduce the Company's products to their customer base with the objective of developing private-label products for various health food and cosmetic vendors who are clients of WNI. This marketing affiliation agreement was entered into effective April 12, 2002 and has an initial term of two years, with one year renewal terms, and provides for a 10% commission to be paid by NutraStar on gross receipts from customers identified by WNI.

NutraStar also intends to distribute many of its consumer products through direct response marketing channels such as infomercials and catalogue sales. NutraStar expects its Absorbine(R) branded products to be sold initially through television and radio infomercial campaigns sponsored by W.F. Young, Inc.

Product Supply

NutraStar currently purchases all of its stabilized rice bran, rice bran solubles, rice bran fiber concentrates, and other rice bran products from RiceX. The Company believes RiceX has a unique manufacturing process which allows its stabilized rice bran products to have an estimated shelf life of at least one year and up to three years under proper storage conditions while other companies using stabilized rice bran products have a typical shelf life of approximately two months. NutraStar does not currently have any supply contract with RiceX but purchases its necessary inventory at RiceX's standard prices. While RiceX can sell its stabilized rice bran to other customers, NutraStar currently purchases approximately 8.2% of RiceX's output of stabilized rice bran products.

NutraStar believes that for the foreseeable future, RiceX will provide it with an adequate quantity of high quality rice bran products although other potential competitors can purchase RiceX's unique rice bran products. Although it is not anticipated at this point, it is possible that future customers could start purchasing stabilized rice bran from RiceX in such quantities that the Company could be prevented from purchasing the amount of product deemed necessary for its operations. At the present time, there are few other sources of stabilized rice bran of the quality comparable to that produced by RiceX.

The Company believes that RiceX's processing facility in Dillon, Montana does not have sufficient capacity to produce rice bran products in the quantities that the Company anticipates needing in the future if its growth objectives are achieved. However, RiceX has indicated that it is able to outsource production to meet NutraStar's needs but this has not been verified or implemented. NutraStar's long-term plans include assisting RiceX in the expansion of its existing and future processing facilities, so that NutraStar will have more control of both the production and distribution of its products, and/or the establishment of a joint venture with a significant distributor to construct a processing facility to produce the product to be sold to such distributor. However, such undertakings will require substantial additional funds, and there are no assurances that RiceX will accept any offer from the Company or that the Company will successfully establish a joint venture.

Competition

NutraStar competes with other companies that offer stabilized rice bran as well as other companies that offer other food ingredients and nutritional supplements although NutraStar believes its rice bran has a longer shelf life than its competitors. NutraStar's leading competitors in the stabilized rice bran market include Producer's Rice Mill, California Pacific Rice and Uncle Ben's Rice, Inc. NutraStar is unaware of others who offer stabilized rice bran products. In addition, NutraStar faces competition from those who currently offer oat bran and wheat bran in the nutritional supplement market, as it believes that some consumers may consider the differences between different bran products to be minimal. Many of NutraStar 's competitors have greater marketing, research, and capital resources than it does, and may be able to compete more effectively, especially with price. There are no assurances that NutraStar's products will be able to compete successfully. The Company's inability to generate brand demand and establish competitive advantages in the marketplace would have a material adverse effect on its operations and profits.

Government Regulation

The manufacturing, packaging, labeling, advertising, distribution, and sale of NutraStar's products are subject to extensive regulation by one or more federal agencies. The primary governmental agency that oversees the Company's products is the Food and Drug Administration (the "FDA").

The Dietary Supplement Health Education Act of 1994 (the "DSHEA") provides the basic statutory framework governing the composition and labeling of dietary supplements, which would include the Company's TheraFoods(TM) and NutraCea(TM) product lines. A seller of dietary supplements, which include vitamins, minerals, herbs, and other dietary substances for human consumption, may make three different types of claims in its labeling: nutrient content claims, nutritional support claims, and health benefit claims. In January 2000, the FDA adopted regulations implementing the labeling provisions of the DSHEA.

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

Health benefit claims state a relationship between a nutrient and a disease or a health-related condition. Under the DSHEA, a manufacturer must notify the FDA of the intent to use a health benefit claim at least 120 days prior to first marketing a product bearing such a claim, and include authoritative statements published by a federal scientific body, such as the National Institutes of Health, and currently in effect, that are based on the scientific body's deliberative view of the scientific evidence. To date, only 14 health benefit claims requested by various manufacturers have been approved, none of which directly relate to rice bran.

Any claim by a dietary supplement to diagnose, prevent, mitigate, treat, or cure a specific disease will be treated by the FDA as a drug, which must be proven "safe and effective" prior to marketing.

Initially, NutraStar intended to make only nutrient content and structure/function claims with respect to its products. However, there are no assurances that the FDA will accept NutraStar's substantiation as to any of its claims. Further, there are no assurances that the FDA will not determine that a claim made by NutraStar is a health benefit claim or a drug claim, either of which would require NutraStar to undertake a protracted and prohibitively expensive procedure to prove such claims. In such circumstances, NutraStar may be required to withdraw or modify certain of its claims.

One limited clinical study has been performed by Advanced Medical Research in Madison, Wisconsin, which suggests that NutraStar's rice bran products may have a significant effect on reducing the blood glucose levels in diabetes mellitus patients. However, further clinical trials are necessary to substantiate any health benefit claim. Further, any health benefit claim that NutraStar may desire to make must be supported by an authoritative statement published by a federal scientific body. Even if further clinical trials support the beneficial effects of the Company's products, it is a time-consuming and expensive process to receive such authoritative statements. Even if NutraStar receives an authoritative statement that is favorable, the FDA may require further substantiation before NutraStar may make any health benefit claims. There are no assurances that Nutrastar will ever be able to make any health benefit claims with respect to its products.

The DSHEA provides that the manufacturer of any dietary supplement that contains an ingredient that was not marketed in the United States prior to October 1994, must notify the FDA at least 75 days prior to marketing such product, and must provide the FDA with information that supports the conclusion that the dietary supplement with the new ingredient "will reasonably be expected to be safe." NutraStar's current products do not require FDA notification.

The DSHEA also provides that third party literature, such as scientific publications, may be used in connection with the sale of a dietary supplement. Such a publication must not be false or misleading, may not mention a particular manufacturer or brand of dietary supplement, must be presented so as to offer a balanced view of available scientific information, and must be physically separated from the products when used in a retail establishment. There are no assurances that all pieces of third party literature that may be disseminated in connection with NutraStar's products, including those distributors for whom it provides private label products, will be determined by the FDA to satisfy these requirements.

The DSHEA requires that all dietary supplements be prepared, packaged, and held under conditions that satisfy the good manufacturing practice regulations that the FDA may adopt. The FDA proposed such regulations in February 1997, but has yet to adopt final regulations. Once adopted, there are no assurances that NutraStar or RiceX will be able to meet such good manufacturing practices. However, both NutraStar and RiceX currently meet these proposed standards.

The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements, including the power to seize adulterated or misbranded products or unapproved new drugs, to request product recall, to enjoin further manufacture or sale of a product, to issue warning letters, and to institute criminal proceedings. In the future, NutraStar may be subject to additional laws or regulations administered by the FDA or other regulatory authorities, the repeal of laws or regulations that the Company might consider favorable, or more stringent interpretations of current laws or regulations. NutraStar is not able to predict the nature of such laws or regulations, nor can it predict the effect of such laws or regulations on its operations. The Company may be required to reformulate certain of its products, recall or withdraw those products that cannot be reformulated, keep additional records, or undertake expanded scientific substantiation. Any or all of such requirements could have a material adverse effect on NutraStar's business and financial condition.

While the FDA primarily regulates the labeling of dietary supplements, the Federal Trade Commission (the "FTC") regulates the advertising of such products. The FTC's primary concern is that any advertising must be truthful and not misleading, and that a company must have adequate substantiation for all product claims. In general, the FTC gives deference to an FDA determination of whether there is adequate support for health related claims. However, the FTC has been very active in enforcing requirements that companies possess adequate substantiation for product claims. FTC enforcement actions may result in consent decrees, cease and desist orders, judicial injunctions, and the payment of fines. There are no assurances that the FTC will not question the Company's advertising in the future.

In addition to the foregoing, NutraStar's operations will be subject to federal, state, and local government laws and regulations, including those relating to zoning, workplace safety, and accommodations for the disabled, and its relationship with its employees are subject to regulations, including minimum wage requirements, anti-discrimination laws, overtime and working conditions, and citizenship requirements. NutraStar believes that it is in substantial compliance with all material governmental laws and regulations.

Intellectual Property

NutraStar, through its NTI subsidiary, filed applications with the U.S. Patent and Trademark Office and has successfully registered NutraStar's logo, StaBran(R), RiSolubles(R), RiceMucil(R), and 21 other product names, as registered federal trademarks and service marks. The Company has nine additional trademark and service mark applications pending.

NutraStar owns the international rights and has a license from RiceX for the domestic use of Patent Number 6,126,943 entitled "A Method for Treating Hypercholesterolmia, Hyperlipidemia, and Atherosclerosis," which was published October 3, 2000, Patent Number 6,303,586 entitled "A Method for Treating Diabetes, Hyperglycemia and Hypoglycemia," which was published October 16, 2001, Patent Number 6,303,586 B1 entitled "Supportive Therapy for Diabetes, Hyperglycemia and Hypoglycemia" which was published October 16, 2001, and Patent Number 6,350,473 entitled "A Method for Treating Diabetes, Hyperglycemia and Hypoglycemia, and Atherosclerosis" which was published February 26, 2002. This newly allowed diabetes patent grants claims for lowering glycosylated hemoglobin levels and improving the synthesis of insulin in Type 1 Diabetes. Due to the fact that Ms. McPeak is a co-inventor of the above patents and NutraStar has been primarily responsible for prosecuting such patents during the past two years, NutraStar has raised the issue of possible ownership rights in such patents. Although discussions have been held with RiceX regarding NutraStar's possible competing ownership rights, no resolution or formal action has yet occurred.

NutraStar filed, through NTI, a non-provisional patent application entitled "Methods of Treating Joint Inflammation, Pain and Loss of Mobility" with the U.S. Patent and Trademark Office ("PTO") on November 6, 2001, Attorney Docket No. 020766-000110US. In a December 3, 2002 office action, the PTO granted a patent as to 26 of the patent claims and a 21 claim patent is pending. NutraStar intends to challenge all of the rejected patent claims. The patent will be published in May 2003. There are no assurances that this patent will adequately protect its product, or that another company may develop a similar but non-infringing product.

Research and Development Expenditures

During fiscal years 2002 and 2001, NTI spent $88,695 and $83,444, respectively, on product research and development. It is expected that expenditures for research and development will increase in the current year as NutraStar's product line expands, as well as to continue its strategy of filing use patents to protect its proprietary products and formulations.

Employees

Subsequent to the 2002 year end, the Company was required to reduce its full-time employees from 10 to 6 and has retained one employee on an "as needed" basis. If anticipated outside financing and sufficient revenue levels are achieved, the Company expects to add approximately two executive employees and three additional full-time staff employees to support the Company's operations, which is expected to occur during 2003. Additional employees will be primarily for marketing services. None of NutraStar's employees are employed pursuant to a collective bargaining or union agreement, and it considers that its relationship with its employees is good.

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

NutraStar has developed and is marketing a number of products, both food supplements and cosmetics, which are derived from stabilized rice bran and specially formulated rice bran oil. These rice bran based products are relatively new which will require NutraStar to successfully introduce products to the marketplace and create a sustainable and expanding market for its products. The failure of the Company to effectively create a market and demand for its products would have a material adverse affect on its financial condition and results of operation.

The dietary supplement and cosmetic industries are subject to considerable government regulation both as to efficacy as well as labeling and advertising. There is no assurance that all of NutraStar's products and marketing strategies will satisfy all of the applicable regulations of the DSHEA, FDA and/or the FTC. Failure to meet any applicable regulations would require NutraStar to limit the production or marketing of any non-compliant products or advertising.

The Company's prospects for financial success are difficult to forecast because the Company has a limited operating history. The Company's current business commenced in February 2000, when its wholly-owned subsidiary, NTI, first started its operations. Consequently, both the Company and its operating subsidiary have a limited operating history upon which an evaluation of their future prospects can be based. Neither the Company nor its subsidiary, NTI, has ever made a profit in any fiscal quarter. The Company's prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets. To address these risks, NutraStar must, among other things, expand its customer base, increase its cash flow from operations, respond effectively to competitive developments, and continue to attract, retain and motivate qualified employees. The Company's inability to further develop and expand its operations would materially adversely affect the Company's business, financial condition and results of operations.

The audit report of the Company's independent auditors includes a "going concern" qualification. In the auditor's opinion, the Company's limited operating history and the accumulated net deficit as of December 31, 2002, raise substantial doubt about its ability to continue as a going concern.

The Company operates in a rapidly changing and growing industry, which is characterized by vigorous competition from both established companies and potential new companies. The markets for food supplements and cosmetics are extremely competitive both as to price and quality.

In summary, the Company's net sales and operating results in any particular quarter may fluctuate as a result of a number of factors, including its current dependence on one source for its stabilized rice bran, the need to validate the benefits and applications for stabilized rice bran products, delays in establishing markets for its products, the current depressed economic conditions as well as the overall performance of the food supplement and cosmetic industries as discussed above. The Company's future operating results will depend, to a large extent, on its ability to anticipate and successfully react to these and other factors and successfully implement its growth strategy.

                         ITEM 2. DESCRIPTION OF PROPERTY

The Company subleases its executive offices, warehouse and laboratory, located at 1261 Hawk's Flight Court, El Dorado Hills, California, for a monthly rental of $5,358 plus its share of common area expenses. The monthly rental will increase by 2.5% on October 1, 2004. The Company subleases this 5,500 square foot facility through September 30, 2006. The Company believes that this facility will be adequate for current operations. The Company subleases its office space from RiceX.

                            ITEM 3. LEGAL PROCEEDINGS

The Company is involved from time to time in various lawsuits that arise in the course of its business.

A  Complaint  was filed  against NTI by  Millennium  Integrated  Services,  Inc.
("MISI") in Superior Court, Sacramento County, on April 4, 2002 (Case No. 02A502006). MISI provided website development services to NTI, at a cost of $204,405. MISI is seeking contract payment of $204,405 plus interest of $32,031 as well as damages for alleged conversion and misappropriation of trade secrets. Additionally, MISI has stated that it will move the court to amend its Complaint to add a cause of action for negligent and intentional interference with an employment agreement between MISI and one of its programmers. On April 9, 2002, MISI filed a Motion for a Writ of Attachment which would allow MISI to seize and hold NTI assets worth $236,436 pending the resolution of the lawsuit. On April 10, 2002, a Writ of Attachment was granted by the Court pursuant to which MISI attached $29,666 of the Company's accounts receivable. NTI believes it has valid defenses and offsets to the payment for these services and either will appeal the Court's action or attempt to settle this matter. Discovery is just beginning and it is too early to opine upon the possible outcome of the litigation. Settlement of this case could have a material affect on NutraStar's cash flow depending on how quickly any settlement would need to be paid. Conversely, litigating this matter could also have a material adverse affect on NutraStar's operations and financial results.

On July 16, 2002, the Company was summoned to answer a Complaint filed by Faraday Financial, Inc. ("Faraday"), Case No. 020906477 filed in District Court, County of Salt Lake, Utah. The Complaint alleges that he Company issued convertible promissory notes totaling $450,000 and a promissory note totaling $50,000. On December 13, 2001, Faraday entered into a settlement agreement with the Company, whereby Faraday agreed to cancel the promissory notes in exchange for 735,730 shares of preferred stock. Faraday claims that the settlement agreement required that the Company effect a registration statement covering the preferred stock by June 30, 2002. The Company failed to effect a registration statement by June 30, 2002 and Faraday demanded the Company immediately forfeit to Faraday 735,730 shares of common stock owned by the Chief Executive Officer of the Company. In addition, the Chief Executive Officer entered into an escrow agreement to ensure the automatic forfeiture of the common stock and entered into a guarantee to be personally responsible to Faraday for the original $500,000 loan amount, plus 12% interest per annum. Faraday has filed its fourth claim for relief for a judgment against the Company for $500,000, plus accrued, but unpaid interest, attorneys' fees and costs, and other such costs. The litigation is in the early stages and it is too early to opine upon the possible outcome, however management believes the maximum exposure to the Company is approximately $500,000, plus interest and fees.

The Company was involved in litigation with several potential investors. The plaintiffs requested a return of $750,000 in funds deposited with the Company, representing potential permanent investments. These matters have been resolved in connection with the acquisition of Alliance during December 2001. As of December 31, 2002, management believes there were no additional liabilities related to these matters.

There are various other claims that have been made against the Company by certain of its vendors arising in the normal course of business. Management expects that the settlement of these claims will not have a significant effect on the Company's financial position and results of operations.

From February through July 2000, a third party solicited funds on behalf of an undetermined public shell company, into which it was contemplated that NTI might merge. In this regard, NTI received approximately $320,000 in deposits to be used for such purpose. As a result of these solicitations, there may have been violations of federal and/or state securities laws by such third party. NTI never proceeded with the contemplated merger. Instead, NTI applied such funds to a subsequent private placement that NTI conducted, in which shares of NTI's common stock were issued for the $320,000 investment. The Company has offered full refunds to all people who provided monies to NTI. There are no assurances that federal and/or state securities authorities will not investigate and possibly bring an action against the third party who solicited the funds and/or the Company.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

          ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                              STOCKHOLDER MATTERS.

Commencing in May 2001, the Company's common stock was listed and traded on the NASDAQ Electronic Bulletin Board under the symbol "ACIL". Effective as of December 17, 2001, the Company's trading symbol was changed to "NTRA" to reflect the Exchange Transaction with NTI. The following chart sets forth the known high and low price on a bid basis for the Company's stock for each quarter during the previous two years. Prices for the first three quarters of 2001 are as reported in the "Pink Sheets" published by the Pink Sheets LLC. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

       --------------------------------------- ------------- ------------
       Year Ended December 31, 2002                     Low         High

       --------------------------------------- ------------- ------------
       Fourth Quarter                                 $0.05        $0.42
       --------------------------------------- ------------- ------------
       Third Quarter                                  $0.20        $0.40
       --------------------------------------- ------------- ------------
       Second Quarter                                 $0.30        $0.75
       --------------------------------------- ------------- ------------
       First Quarter                                  $0.45        $2.25
       --------------------------------------- ------------- ------------


       --------------------------------------- ------------- ------------
       Year Ended December 31, 2001                     Low         High
       --------------------------------------- ------------- ------------
       Fourth Quarter                                 $0.30**      $2.77**
       --------------------------------------- ------------- ------------
       Third Quarter                                  $0.41*       $2.29*
       --------------------------------------- ------------- ------------
       Second Quarter                                 $.001*       $0.41*
       --------------------------------------- ------------- ------------
       First Quarter                                  $.001        $ .01
       --------------------------------------- ------------- ------------
__________________________

*    Reflects post-reverse stock split of 1 for 50.
**   Represents post-share exchange transaction.

As of March 17, 2003, there were approximately 112 holders of record of the Company's Common Stock. This amount does not include shares held in street name.

Dividend Policy

The Company has never paid any cash dividends on its common stock. The Company currently anticipates that it will retain all future earnings for use in its business. Consequently, it does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the Company's fiscal year ended December 31, 2002, it issued the following equity securities pursuant to exemptions from registration under the Securities Act of 1933 (the "1933 Act").

On March 4, 2002, the Company commenced a private placement of up to 6,666,667 units. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock. The units were offered at $0.65 per unit. The warrants have an exercise price of 120% of the current market value of the Company's common stock at the time of issuance. The offering closed March 15, 2002 with 153,333 units being sold for $100,000. The warrants were exercisable at $1.20 per share. The units were issued without any public solicitation and were sold to a limited number of investors who were deemed to have such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of this investment. The units were acquired with investment intent and without a view to distribution. The units were issued pursuant to the exemptions provided by Rule 506 of Regulation D and Section 4(6) of the 1933 Act. These units are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificates evidencing the shares and the warrants bear a legend stating the restrictions on resale.

In addition to the above issuances, at December 31, 2002, the Company had commitments to issue 399,174 shares of common stock upon conversion of debt and accrued interest aggregating $399,174 and 1,060,000 shares of common stock in payment for services rendered pursuant to consulting agreements valued at $172,500.

On June 10, 2002, the Company issued warrants to purchase 2,500 shares of common stock exercisable at $0.50 per share to a consultant for consulting expenses valued at $850. The warrant expires on June 10, 2004.

During the fiscal year ended December 31, 2001, the Company issued the following equity securities pursuant to exemptions from registration under the 1933 Act.

On December 14, 2001, the Company issued 17,000,000 shares of its common stock to the 38 NTI shareholders in exchange for all of the outstanding shares of NTI common stock. In connection with this transactions, the Company issued an additional 249,770 shares of common stock for services rendered. The Company shares were issued without any public solicitation and were acquired for investment purposes only and without a view to distribution. The shares were issued pursuant to the private placement exemption provided by Section 4(2) and Rule 506 of Regulation D of the 1933 Act. These shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificates evidencing the shares bear a legend stating the restrictions on resale.

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

     (iv) 56,000 shares were issued for conversion of $56,000 of deposits payable and an additional 10,000 shares were issued as interest expense totaling $10,000. These shares were issued to two individuals and valued at $1.00 per share;

     (v) 1,775,707 shares were issued in exchange for short-term promissory notes or pursuant to the conversion of outstanding convertible notes aggregating $1,590,000 of principal plus related interest due thereon. The shares were issued to thirteen creditors and valued at $1.00 per share.

All of the above issuances were made without any public solicitation, to a limited number of individuals or entities and were acquired for investment purposes only. Each of the individuals or entities had access to information about the Company and were deemed capable of protecting their own interests. The shares were issued pursuant to the private placement exemption provided by
Section 4(2) of the 1933 Act. These are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificates evidencing the shares bear a legend stating the restrictions on resale.

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

In addition to the Exchange Transaction and private placement referred to above, the Company issued shares of its common stock in the following transactions:

     (i) A total of 28,546 shares were issued to two individuals for cash investments totaling $20,000;

     (ii) 21,409 shares were issued to acquire the rights to a registered trademark valued at $21,409;

     (iii)356,824 shares were issued to one individual to extend the term of a note payable and payment of principal and interest thereon. The shares were valued at $356,824;

     (iv) A total of 249,314 shares were issued to one individual for services rendered to the Company. The services were valued at $249,314;

     (v) 250,001 shares of common stock were issued to a third party in exchange for the remaining 20% of the outstanding stock of NutraGlo; and

     (vi) 150,000   shares  of  common  stock  issued  as  settlement   for  the
          cancellation of a consulting agreement which shares were valued at $150,000.

     (vii)In connection with the issuance of certain promissory notes during the year ended December 31, 2001, the Company issued warrants to purchase 350,000 shares of its common stock at an exercise price of $1 per share. The warrants expire on June 25, 2006 and are immediately exercisable.

All of the above issuances were made without any public solicitation, to a limited number of individuals or entities and were acquired for investment purposes only. Each of the individuals or entities had access to information about the Company and were deemed capable of protecting their own interests. The shares were issued pursuant to the private placement exemption provided by
Section 4(2) of the 1933 Act. These are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificates evidencing the shares bear a legend stating the restrictions on resale.

            ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF
                                    OPERATION

For more detailed financial information, please refer to the audited December 31, 2002 Financial Statements included in this Form 10-KSB.

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

Plan of Operation for the Next Twelve Months

NTI was formed on February 4, 2000 and became the wholly-owned subsidiary of NutraStar on December 14, 2001. To date, NutraStar has focused on its relationship with the producer of its raw materials, RiceX, and on its strategic alliances. NutraStar has commenced the limited distribution of its stabilized rice bran and rice bran products on the Internet and through direct-to-consumer response advertising campaigns. In the very near future, NutraStar intends to commence the full distribution of its products as private label brands through strategic distributors on the occurrence of certain events, including the raising of additional capital required to implement its business plan. NutraStar's fiscal year is the calendar year.

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

Results of Operation

Year Ended December 31, 2002 versus 2001
----------------------------------------

NutraStar generated revenues of $1,286,439 during the fiscal year 2002 compared to total revenues of $1,610,222 generated in fiscal year 2001. While net sales remained virtually the same for both years, commission revenue of $317,668 was realized in fiscal year 2001 compared to no such revenues realized in fiscal year 2002.

Cost of goods sold for fiscal year 2002 decreased by 15% to $800,255 compared to costs of goods sold of $945,633 in the fiscal year 2001. This decrease reflects lower product sales and increasing standard product cannister size from 360 grams to 600 grams. Gross profits decreased from $664,589 in fiscal year 2001 to $486,184 in fiscal year 2002. This 27% decline in gross profits was primarily due to the 20% decrease in total revenues realized in fiscal year 2002. Operating expenses of $3,188,431 reflect a 5% decrease from $3,356,904 of operating expenses incurred in fiscal year 2001. Operating expenses for fiscal year 2002 include legal and accounting costs of approximately $ 63,400 incurred in the preparation of the Company's SB-2 registration statement which was filed with the SEC in June 2002.

The Company's operating loss increased to $2,702,247 during fiscal year 2002 compared to an operating loss of $2,692,315 during the previous fiscal year. This modest increase in operating loss reflects the 20% decrease in total revenues during fiscal year 2002 which was offset to some extent by decreases in both costs of goods sold and operating expenses. The net loss for fiscal year 2002 declined almost $971,000 to $2,800,537 compared to a net loss of $3,771,474 for fiscal year 2001. The decrease in net loss for 2002 was due primarily to the significant reduction in interest expense which fell from $1,080,602 in fiscal year 2001 to $98,927 in fiscal year 2002. This decrease in interest expense reflects the reduction of debt resulting primarily from exchanging $1,590,000 of debt for equity during fiscal year 2002.

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

Capital Financing

As a part of the exchange transaction with NTI, Alliance issued 17,000,000 shares of its common stock to the shareholders of NTI in exchange for all of the outstanding shares of NTI. An additional $249,770 shares were issued for services rendered in connection with the exchange transaction. This transaction has been accounted for as a reverse acquisition, whereby NTI is considered the acquiring company and Alliance the acquired company.

In connection with the exchange agreement, Alliance obtained $1,000,000 in 2001 from the sale of one million shares of its common stock which was issued at $1.00 per share. The Company issued an additional 249,770 shares of common stock for services rendered valued at $249,770.

During fiscal year 2001, NutraStar also issued 2,084,707 shares of its Series A Preferred Stock for services, settlement of a lawsuit, payment of accounts payable and in exchange for outstanding promissory notes and interest thereon valued at $1,899,000.

During fiscal year 2002, NutraStar raised an aggregate of $234,800 through the issuance of short-term promissory notes. These notes bear interest of 10% per annum. At December 31, 2002, certain of these notes were delinquent. Subsequent to year end, all of these notes were modified to be due on demand. In addition to the above, NutraStar entered into two secured promissory note agreements. Both notes were in the principal amount of $50,000 and collateralized by shares of the Company's stock. One of the notes was repaid during the year 2002. The other note bears interest of 2% per month and is secured by 634,121 shares of the Company's Series A preferred stock.

Liquidity and Capital Resources

NutraStar has incurred significant operating losses for its last three fiscal years and, as of December 31, 2002, NutraStar had an accumulated deficit of $8,278,840. At December 31, 2002, the Company had cash and cash equivalents of $34,718 and a net working capital deficit of $1,386,173.

To date, NutraStar has funded its operations through a combination of revenues, short term debt and the issuance of common and preferred stock. During December 2001 NutraStar completed two private placements; the first raised $1,000,000 from the sale of common stock at $1.00 per share; and the second raised approximately $1,841,707 through the conversion of debt into preferred stock that was priced at $1.00 per share which is classified as convertible, redeemable Series A Preferred Stock to conform with SEC accounting requirements.

During fiscal year 2002, NutraStar raised $100,000 from the sale of units consisting of one share of common stock and a warrant to purchase one additional share. The Company also committed to issue 1,060,000 shares of common stock in payment of consulting fees valued at $172,500.

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

The Company has various financial commitments including the following:

     - as of December 31, 2002, the Company owed $150,129 in cumulative dividends on its Series A Preferred Stock.
     - the Company owes $244,333 on the remaining four years of its office lease.
     - the Company has entered into several employment agreements with key employees with terms ranging from 3 to 10 years and minimum future payments under such agreements aggregating $2,130,416.

Dependence on Key Supplier

NutraStar has entered into an agreement with The RiceX Company, whereby RiceX will sell NutraStar its rice bran derivatives at prices equal to the lower of RiceX's standard price or the price negotiated by other customers for like quantities and products. The agreement also provided that RiceX would not sell any rice bran derivative products in the United States except to NutraStar. This latter part of the agreement was terminated on July 9, 2002. To purchase products from RiceX, NutraStar is required to pay for all purchase orders on a COD basis.

In addition to the risks associated with the potential termination of RiceX as NutraStar's major supplier, the inability of RiceX to deliver the amount of product that NutraStar requires, any interruption in product delivery for any reason, or the inability of RiceX to fulfill its contractual obligations would have a material adverse effect on NutraStar's business, results from operations, and financial condition, as NutraStar could not readily find and implement alternative suppliers and likely not on advantageous terms. RiceX's ability to manufacture certain of NutraStar's core products is currently limited to the production capability of RiceX's Dillon, Montana plant (the "Dillon Plant"). Currently, the Dillon Plant is capable of producing only a limited quantity of NutraStar's products, which will not be sufficient to meet NutraStar's long-term sales goals. The Company and/or RiceX plan to add production capacity during the current year.

Critical Accounting Policies

NutraStar's discussion and analysis of its financial conditions and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, NutraStar evaluates its estimates, including, but not limited to, those related to revenue recognition. The Company uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. NutraStar believes that the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

Revenue recognition
-------------------

NutraStar is required to make judgments based on historical experience and future expectations, as to the realizability of shipments made to its customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," and related guidance. NutraStar makes these assessments based on the following factors: i) customer-specific information, ii) return policies, and iii) historical experience for issues not yet identified.

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

Factors NutraStar considers important that could trigger a review for impairment include the following:

     (a)  significant   underperformance  relative  to  expected  historical  or
          projected future operating results,

     (b) significant changes in the manner of its use of the acquired assets or the strategy of its overall business, and

     (c)  significant negative industry or economic trends.

When the Company determines that the carrying value of patents and trademarks, long-lived assets and related goodwill and enterprise-level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.


                          ITEM 7. FINANCIAL STATEMENTS

                                                                         Page

INDEPENDENT AUDITOR'S REPORT ..........................................   26

CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheet .....................................  27-28

       Consolidated Statements of Operations ..........................   29

       Consolidated Statements of Shareholders' Deficit ...............  30-32

       Consolidated Statements of Cash Flows ..........................  33-36

       Notes to Consolidated Financial Statements .....................  37-63

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
NutraStar Incorporated and subsidiaries

We have  audited  the  accompanying  consolidated  balance  sheet  of  NutraStar
Incorporated and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NutraStar Incorporated and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, during the year ended December 31, 2002, the Company incurred a net loss of $2,800,537 and had negative cash flows from operations of $910,765. In addition, the Company had an accumulated deficit of $8,278,840 at December 31, 2002. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 29, 2003

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               December 31, 2002

--------------------------------------------------------------------------------


                                     ASSETS

Current assets
         Cash                                                        $    34,718
         Accounts receivable                                               7,273
         Inventory                                                        42,695
         Prepaid expenses                                                 27,180
                                                                   -------------

                               Total current assets                      111,866

Property and equipment, net                                              155,712
Patents and trademarks, net                                               48,748
Goodwill                                                                 250,001
                                                                   -------------

                                    Total assets                     $   566,327
                                                                    ============


         The accompanying notes are an integral part of these financials



                                                              NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                                           CONSOLIDATED BALANCE SHEET
                                                                                    December 31, 2002

-----------------------------------------------------------------------------------------------------

                                  LIABILITIES AND SHAREHOLDERS' DEFICIT


Current liabilities
             Accounts payable                                                             $   707,331
             Accrued salaries and benefits                                                     51,192
             Deferred compensation                                                            325,962
             Accrued expenses                                                                  81,455
             Customer deposits                                                                 44,316
             Due to officer                                                                    16,457
             Due to related party                                                              40,526
             Notes payable - related party                                                    180,800
             Note payable                                                                      50,000
                                                                                          -----------

                      Total current liabilities                                             1,498,039

Put option                                                                                    130,000
                                                                                          -----------

                                Total liabilities                                           1,628,039
                                                                                          -----------

Commitments and contingencies

Convertible, redeemable series A preferred stock,
             no par value, $1 stated value
                      3,000,000 shares authorized
                      2,144,707 shares issued and outstanding                               2,060,931
                                                                                          -----------

Shareholders' deficit
             Common stock, no par value
                      50,000,000 shares authorized
                      23,758,071 shares issued and outstanding                              5,457,796
             Committed common stock                                                           571,674
             Deferred compensation                                                           (873,273)
             Accumulated deficit                                                           (8,278,840)
                                                                                          -----------

                                Total shareholders' deficit                                (3,122,643)
                                                                                          -----------

                                            Total liabilities and shareholders' deficit   $   566,327
                                                                                          ===========




                       The accompanying notes are an integral part of these financials


                                                     28



                                              NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     For the Years Ended December 31,



                                                            2002            2001
                                                        ------------    ------------
                                                                         (restated)
Revenues
        Net sales                                       $  1,286,439    $  1,292,554
        Commission revenue                                      --           317,668
                                                        ------------    ------------

                        Total revenues                     1,286,439       1,610,222

Cost of goods sold                                           800,255         945,633
                                                        ------------    ------------

Gross profit                                                 486,184         664,589

Operating expenses                                         3,188,431       3,356,904
                                                        ------------    ------------

Loss from operations                                      (2,702,247)     (2,692,315)
                                                        ------------    ------------

Other income (expense)
        Interest income                                          637           1,443
        Interest expense                                     (98,927)     (1,080,602)
                                                        ------------    ------------

                        Total other income (expense)         (98,290)     (1,079,159)
                                                        ------------    ------------

Net loss                                                  (2,800,537)     (3,771,474)

Cumulative preferred dividends                               150,129            --
                                                        ------------    ------------

Net loss attributable to common shareholders            $ (2,950,666)   $ (3,771,474)
                                                        ============    ============

Basic and diluted loss attributable to common
        shareholders per common share                   $      (0.13)   $      (0.20)
                                                        ============    ============

Weighted-average number of common shares
        used to compute basic and diluted loss
        attributable to common shareholders per share     22,070,881      18,686,078
                                                        ============    ============



           The accompanying notes are an integral part of these financials


                                          29



                                                                                             NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                                                    For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------


                               Convertible, Redeemable
                               Series A Preferred Stock     Common Stock          Committed   Deferred
                               ------------------------ ------------------------   Common      Compen-     Accumulated
                                  Shares        Amount     Shares       Amount      Stock      sation        Deficit       Total
                               -----------  ----------- ----------- ------------ ----------- ------------ ------------   -----------
Balance, December
     31, 2000                          -     $       -  15,943,906  $   382,877        -     $       -   $ (1,556,700) $ (1,173,823)
Preferred stock issued
   for settlement of litigation   100,000      100,000
   for payment for accounts
      payable                     130,000      130,000
   for conversion of notes
      payable and accrued
      interest                  1,775,707    1,671,802
   for services rendered           13,000       13,000
   for deposits payable            56,000       56,000
   as interest expense             10,000       10,000
Common stock issued
   for cash                                                 28,546       20,000                                              20,000
   for acquisition of registered
      trademark                                             21,409       21,409                                              21,409
   to extend note payable                                  356,824      356,824                                             356,824
   for services rendered                                   249,314      249,314                                             249,314
   for acquisition of NutraGlo                             250,001      250,001                                             250,001
   for settlement of litigation                            150,000      150,000                                             150,000
   for cash in conjunction with
      acquisition by Alliance                            4,649,520    1,000,000                                           1,000,000
Committed stock for
   conversion of notes
   payable                                                                           399,174                                399,174


                                   The accompanying notes are an integral part of these financials




                                                                                             NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                                                    For the Years Ended December 31,

Stock options issued
   for compensation                                            -    $   647,429              $  (449,515)                $  197,914
   for services rendered                                       -      1,273,861                 (476,360)                   797,501
   for settlement of litigation                                -        107,047                                             107,047
Warrants issued with
   convertible debt                                            -        114,083                                             114,083
Put option                             -   $  (130,000)
Net loss                                                                                                  $(3,771,474)   (3,771,474)
                                ----------  ----------- ----------- ------------ ----------- ------------ ------------   -----------

Balance, December
   31, 2001 (restated)          2,084,707    1,850,802  21,649,520    4,572,845  $   399,174    (925,875)  (5,328,174)   (1,282,030)
Preferred stock issued
   for expense reimbursement       60,000       60,000
Preferred stock dividend                -      150,129
Common stock issued
   for cash                                              1,908,551      395,000                                             395,000
   for services rendered                                   200,000       90,000                                              90,000
Issuance costs                                                 -        (39,499)                                            (39,499)
Committed stock for
   services rendered                                                                 172,500                                172,500
Stock options issued
   for compensation                                            -        193,750                 (145,312)                    48,438
   for services rendered                                       -        173,250                                             173,250
   as interest expense                                         -          5,600                                               5,600
Warrants issued for
   services rendered                                           -    $       850                                                 850
Beneficial conversion
   feature for the issuance
   of convertible debt                                         -         66,000                                              66,000
Amortization of deferred
   compensation                                                                              $   197,914                    197,914


                                   The accompanying notes are an integral part of these financials





                                                                                             NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                                                               For the Years Ended December 31, 2002



Net loss                                                                                                  $(2,950,666)   (2,950,666)
                                ----------  ----------- ----------- ------------ ----------- ------------ ------------   -----------

Balance, December
   31, 2002                      2,144,707  $2,060,931  23,758,071  $ 5,457,796      571,674 $  (873,273)  $(8,278,840) $(3,122,643)
                                ==========  =========== =========== ============ =========== ============  ============ ============



                                   The accompanying notes are an integral part of these financials


                                                                 32



                                               NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      For the Years Ended December 31,

--------------------------------------------------------------------------------------

                                                               2002            2001
                                                            -----------    -----------
                                                                           (restated)
Cash flows from operating activities
   Net loss                                                 $(2,800,537)   $(3,771,474)
   Adjustments to reconcile net loss to net cash
     used in operating activities
        Depreciation and amortization                           126,460         94,397
        Loss reserve for patents and trademarks                  75,359           --
        Non-cash issuances of preferred stock                    60,000        468,511
        Non-cash issuances of common stock                       90,000        756,138
        Non-cash issuances of committed stock                   172,500        130,487
        Non-cash issuances of stock options                     425,202      1,102,462
        Non-cash issuances of warrants                              850         10,178
        Beneficial conversion feature                            66,000           --
        (Increase) decrease in
            Accounts receivable                                  (5,680)       114,043
            Inventory                                            51,191        421,886
            Prepaid expenses                                    (18,392)         6,597
            Deposits                                            181,071        (80,546)
        Increase (decrease) in
            Accounts payable                                    325,214       (333,773)
            Accrued salaries and benefits                        (9,822)        36,079
            Deferred compensation                               325,962           --
            Accrued expenses                                     24,475        157,670
            Customer deposits                                    44,316           --
            Due to officer                                       (5,435)        32,029
                                                            -----------    -----------

                Net cash used in operating activities          (871,266)      (855,316)
                                                            -----------    -----------

Cash flows from investing activities
   Purchase of property and equipment                           (61,150)      (234,348)
   Purchase of patents and trademarks                           (24,669)       (30,199)
                                                            -----------    -----------

                Net cash used in investing activities           (85,819)      (264,547)
                                                            -----------    -----------

Cash flows from financing activities
   Proceeds from convertible notes payable                  $      --      $ 1,230,000
   Principal payments on convertible notes payable                 --         (490,000)
   Proceeds from notes payable                                  334,800           --
   Principal payments on notes payable                         (104,000)          --
   Refunds from deposits payable                                   --         (240,500)
   Proceeds from the issuance of common stock, net              355,501      1,020,000
                                                            -----------    -----------




               The accompanying notes are an integral part of these financials




                                               NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 For the Years Ended December 31, 2002

--------------------------------------------------------------------------------------



                Net cash provided by financing activities       586,301      1,519,500
                                                            -----------    -----------

                Net increase (decrease) in cash                (370,784)       399,637

Cash, beginning of year                                         405,502          5,865
                                                            -----------    -----------


Cash, end of year                                           $    34,718    $   405,502
                                                            ===========    ===========


Supplemental disclosures of cash flow information

   Interest paid                                            $      --      $      --
                                                            ===========    ===========

   Income taxes paid                                        $      --      $      --
                                                            ===========    ===========




               The accompanying notes are an integral part of these financials


                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           For the Years Ended December 31, 2002
--------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and financing activities During the year ended December 31, 2002, the Company

o    issued  200,000  shares of  common  stock for  services  rendered  totaling
     $90,000.

o issued options to purchase 155,000 shares of common stock to an employee of the Company. In relation to these issuances, the Company recorded compensation expense totaling $193,750 and deferred compensation expense totaling $145,312.

o issued options to purchase 425,000 shares of common stock for services rendered. In relation to these issuances, the Company recorded consulting expense totaling $173,250.

o issued options to purchase 28,000 shares of common stock for debt issued. In relation to these issuances, the Company recorded interest expense totaling $5,600.

o issued warrants to purchase 2,500 shares of common stock for services rendered. In relation to these issuances, the Company recorded consulting expense totaling $850.

o committed to issue 1,060,000 shares of common stock for services rendered. In relation to these commitments, the Company recorded consulting expense totaling $172,500.

o recorded interest expense totaling $66,000 related to the beneficial conversion feature for the issuance of convertible debt.

o issued 60,000 shares of preferred stock as payment for an expense reimbursement totaling $60,000.

o    recorded 7% cumulative preferred stock dividends totaling $150,129

During the year ended December 31, 2001, the Company

o converted notes with a principal balance of $1,340,000 and accrued interest of $90,196 into 1,430,196 shares of the Company's Series A preferred stock. Related to these conversions, the Company issued an additional 345,511 shares of Series A preferred stock to certain of the note holders and recorded related interest charges of $345,511. The remaining notes with a principal balance of $250,000 and accrued interest of $18,687 had been converted into committed common stock. Related to the conversion, the Company recorded interest charges of $130,487 for additional shares that will be issued.

o issued 100,000 shares of Series A preferred stock as a settlement of certain litigation. Related to this transaction, the Company recorded expenses totaling $100,000

         The accompanying notes are an integral part of these financials

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           For the Years Ended December 31, 2002
--------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and financing activities (Continued)

o issued 130,000 shares of Series A preferred stock to a related party as payment of accounts payable totaling $130,000 and subsequently executed a put/call option with the related party (see Note 11).

o issued 13,000 shares of Series A preferred stock for services rendered valued at $13,000.

o issued 56,000 shares of Series A preferred stock for deposits payable totaling $56,000. In relation to one of these transactions, the Company issued 10,000 shares of preferred stock as interest expense totaling $10,000.

o issued 21,409 shares of common stock to acquire a registered trademark valued at $21,409.

o issued 356,824 shares of common stock to extend the term of a note payable and recorded interest expense totaling $356,824.

o issued 249,314 shares of common stock for services rendered valued at $249,314.

o issued 250,001 shares of common stock in exchange for the remaining 20% of the common stock of NutraGlo owned by a third party.

o    issued 150,000 shares of common stock as a settlement for the  cancellation
     of  a  consulting   agreement  and  recorded  consulting  expense  totaling
     $150,000.

o recorded committed common stock of $399,174 for the conversion of a note payable and accrued interest.

o issued options to purchase 935,564 shares of common stock to employees of the Company. In relation to these issuances, the Company recorded compensation expense totaling $197,914 and deferred compensation expense totaling $449,515.

o issued options to purchase 1,498,660 shares of common stock. In relation to these issuances, the Company recorded consulting expense totaling $797,501 and deferred compensation expense totaling $476,360.

o issued options to purchase 142,730 shares of common stock in settlement of certain disputes. In relation to these issuances, the Company recorded settlement expenses totaling $107,047.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002



NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

     General
     -------
     NutraStar Incorporated ('NutraStar"), a California corporation, markets proprietary whole food dietary supplements derived from nutrient-dense stabilized rice bran (a nutraceutical) produced by an affiliated company, The RiceX Company ("RiceX"), a current shareholder and a publicly traded company. The Company (as defined in Note 4) has a license to distribute certain derivatives of RiceX's stabilized rice bran, as well as valued-added rice bran products in the United States of America.

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

     The transaction has been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which is required for all transactions occurring after June 30, 2001. In accordance with SFAS No. 141, the purchase price is to be allocated to assets acquired and liabilities assumed based on the estimated fair market value at the closing date of the acquisition, with the excess of the purchase price being allocated to goodwill. Since there were not any assets acquired and liabilities assumed in connection with this transaction, the value of the shares issued of $250,001 has been recorded as goodwill in the accompanying consolidated balance sheet. As NutraStar was the 80% owner of NutraGlo, the operations of NutraGlo have been consolidated with NutraStar. Therefore, pro forma information is not required.

     Lines of Business
     -----------------
     The Company has four primary divisions through which it sells its products:
     (1) TheraFoods(R), which distributes consumer products including RiSolubles(R), RiceMucil(R), NutraFlex(TM), and StaBran(R), (2) NutraCea(R), which was created to compliment medical food products, (3) NutraBeauticals(R), which provides natural products to improve skin health, and (4) NutraGlo(R), which developed a derivative of the NutraFlex(TM) product for horses.

     For internal reporting purposes, management segregates the Company into two segments: (1) NutraStar, including the transactions of TheraFoods(R), NutraCea(R), and NutraBeauticals(R), and (2) NutraGlo.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002


NOTE 2 - RESTATEMENT

     During the year ended December 31, 2001, the Company issued 130,000 shares of Series A preferred stock to a related party as payment of accounts payable totaling $130,000. Related to these issuances, on January 15, 2002, these holders executed a put/call agreement with the Company (see Note 11). The Company previously had not recorded the put option on its financial statements. The Company has also reclassified its convertible Series A preferred stock to convertible, redeemable Series A preferred stock to conform with the accounting requirements of the United States Securities and Exchange Commission.

     This restatement does not have any effect on the Company's reported earnings. Its impact on the previously reported total liabilities and convertible, redeemable Series A preferred stock as of December 31, 2001 is as follows:

                                       As Previously
                                          Reported    Restatement   As Restated
                                       -------------  -----------  -------------

 Total liabilities                     $     562,529  $   130,000  $     692,529
 Total convertible, redeemable Series
   A preferred stock                   $   1,980,802  $  (130,000) $   1,850,802


NOTE 3 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the year ended December 31, 2002, the Company incurred a net loss of $2,800,537, and it had negative cash flows from operations of $910,765. In addition, the Company had an accumulated deficit of $8,278,840 at December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

NOTE 3 - GOING CONCERN (Continued)

     Management's plans to alleviate substantial concern about the Company's ability to continue as a going concern include the following:

          o The Company anticipates that it will be able to raise additional equity that will be sufficient for it to continue to implement its current business strategy. It plans on registering all of its common stock with the Securities and Exchange Commission not previously registered as well as any future common stock issued. This should result in more market liquidity for the Company's common shareholders.

          o The Company plans on implementing an aggressive marketing strategy that will enhance consumer awareness of its products. The strategy includes establishing and/or expanding existing strategic relationships; using an Internet business-to-business and business-to-consumer Web site that will handle increased product demand if its marketing strategy is successful; creating a direct response marketing campaign; and advertising in targeted, industry specific magazines.

          o The Company is reducing its fixed overhead expenses and plans to continue to control such items for the foreseeable future.


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of NutraStar and its wholly owned subsidiaries, NutraStar Technologies Incorporated and NutraGlo(R) (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

     Revenue Recognition
     -------------------
     Revenue is generally recognized upon shipment of product with a provision for estimated returns and allowances recorded at that time, if applicable. Commissions revenue is generally recognized when earned and collection is reasonably assured.

     Comprehensive Income
     --------------------
     The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any changes in equity from non-owner sources.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Accounts Receivable
     -------------------
     The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. As of December 31, 2002, an allowance for doubtful accounts was not deemed necessary.

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

     Patents and Trademarks
     ----------------------
     The Company has exclusive licenses for several patents, which were acquired from independent third parties and a related party. All costs associated with the patents are capitalized. Patents acquired from related parties are recorded at the carryover basis of the transferor. The Company paid cash as consideration for all patents and trademarks acquired, except the Via-Bran registered trademark, which was acquired for 21,409 shares of common stock valued at $21,409.

     Amortization is computed on the straight-line method based on estimated useful lives of 17 to 20 years. The Company also has registered trademarks, which are amortized over estimated useful lives of 10 years.

     The Company recorded a loss reserve totaling $75,359 as of December 31, 2002 related to the impairment of certain patents.

     Deferred Compensation
     ---------------------
     Deferred compensation at December 31, 2002 consisted of salaries payable to employees of the Company that have been earned, but not paid.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Fair Value of Financial Instruments
     -----------------------------------
     For certain of the Company's financial instruments, including cash, accounts receivable, inventory, prepaid expenses, accounts payable, accrued salaries and benefits, deferred compensation, accrued expenses, customer deposits, due to officer, due to related party, notes payable - related party, note payable, and put option, the carrying amounts approximate fair value due to their short maturities.

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

     Advertising Expense
     -------------------
     The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the years ended December 31, 2002 and 2001 was $57,264 and $24,369, respectively.

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

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     On May 1, 2001, the Company entered into a three-year, exclusive distribution agreement with a customer, in which the customer is required to purchase a minimum of 90,000 pounds of the Company's product on or before July 1, 2001, 120,000 pounds before September 1, 2002, 275,000 pounds between September 1, 2002 and August 31, 2003, and 350,000 pounds between September 1, 2003 and August 31, 2004. During the year ended
     December 31, 2002, sales to this customer totaled $516,596 (40% of total sales). During the year ended December 31, 2001, sales to this customer totaled $596,627 (46% of total sales).

     In addition to the above, during the years ended December 31, 2002 and 2001, one customer accounted for 10% and 19%, respectively, of the Company's sales.

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

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recently Issued Accounting Pronouncements (Continued)
     -----------------------------------------
     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. This statement is not applicable to the Company.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.


NOTE 5 - CASH

     The Company maintains its cash balances at one bank located in California. The balances at the bank are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2002, the Company did not have any uninsured cash.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002


NOTE 6 - PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2002 consisted of the following:

                  Furniture and equipment                 $         18,417
                  Software                                         347,773
                                                          ----------------

                                                                   366,190
                  Less accumulated depreciation                    210,478
                                                          ----------------

                      Total                               $        155,712
                                                          ================

     Depreciation expense was $116,393 and $89,026 for the years ended December 31, 2002 and 2001, respectively.


NOTE 7 - PATENTS AND TRADEMARKS

         Patents and trademarks at December 31, 2002 consisted of the following:

                  Patents                                $         89,399
                  Trademarks                                       52,259
                                                         ----------------

                                                                  141,658
                  Less loss reserve                                75,359
                  Less accumulated amortization                    17,551
                                                         ----------------

                      Total                              $         48,748
                                                         ================

     At December 31, 2002, $67,098 of the Company's patents and trademarks had been purchased from a related party.

     The Company recorded a loss reserve totaling $75,359 as of December 31, 2002 related to the impairment of certain patents.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002


NOTE 7 - PATENTS AND TRADEMARKS (Continued)

         Amortization expense was $10,067 and $5,371 for the years ended December 31, 2002 and 2001, respectively. Future estimated, aggregate amortization expense at December 31, 2002 was as follows:

                   Year Ending
                  December 31,

                      2003                            $      9,696
                      2004                                   9,696
                      2005                                   9,696
                      2006                                   9,696
                      2007                                   9,694
                                                      ------------
                           Total                      $     48,478
                                                      =============


NOTE 8 - GOODWILL

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

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002


NOTE 9 - NOTES PAYABLE - RELATED PARTIES

     During the year ended December 31, 2002, the Company raised an aggregate of $234,800 through the issuance of short-term promissory notes. Notes payable
     - related parties at December 31, 2002 consisted of the following:

 Notes payable to the Chief Executive Officer, bearing interest at 10% per annum,  with  $74,000 due prior to December 31,
     2002,  $1,800 due on January 26, 2003, and $100,000 due on
     March 3, 2003. At December 31, 2002, a total of $74,000 of these notes were delinquent. Subsequent to December 31,
     2002, all of these notes were modified to be due on demand.   $    175,800

 Notepayable to a related  party,  bearing  interest at 10% per annum and due on December 20, 2002.  At December 31, 2002, this note was delinquent. Subsequent to December 31, 2002,
     this note was modified to be due on demand.                          5,000
                                                                   ------------

          Total                                                    $    180,800
                                                                   ============


NOTE 10 - NOTE PAYABLE

     Note payable at December 31, 2002 amounted to $50,000 to a third party, bearing interest at 2% per month, secured by 243,036 shares of common stock, and due on December 20, 2002. As of December 31, 2002, the Company was in default on the note. Subsequent to December 31, 2002, the Company entered into an agreement with the third party to modify the collateral to 634,121 shares of preferred stock and extended the due date of the note to September 20, 2003.


NOTE 11 - PUT OPTION

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

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002


NOTE 11 - PUT OPTION (Continued)

     In addition, the Company maintains the right to call the option and purchase back the shares of the Series A preferred stock for $130,000, plus any unpaid and accrued dividends at any time, subject to certain provisions.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

     Lease
     -----
     The Company leases its office space under a non-cancelable operating lease with RiceX that expires in September 2006 and requires monthly payments of $5,358. Future minimum payments under this lease agreement at December 31, 2002 were as follows:

                   Year Ending
                  December 31,
                  ------------
                      2003                            $        64,298
                      2004                                     64,700
                      2005                                     65,906
                      2006                                     49,429
                                                      ---------------

                           Total                      $       244,333
                                                      ===============

         Rent expense was $63,899 and $66,799 for the years ended December 31, 2002 and 2001, respectively.

     Registration Statement
     ----------------------
     The Company will pay all of the costs connected with the registration on Form SB-2 related to the re-sale of up to 3,709,028 shares of common stock originally filed on June 4, 2002, except the holder of the common stock will pay all sales commissions or brokers' discounts and the fees and expenses of the holders' legal counsel or accountants, if any.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002


NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

     Agreements
     ----------
     The Company has entered into several employment agreements with key employees with terms ranging from three to 10 years. Minimum future payments under these agreements at December 31, 2002 were as follows:

                   Year Ending
                  December 31,
                  ------------
                      2003                             $        508,750
                      2004                                      380,000
                      2005                                      283,333
                      2006                                      250,000
                      2007                                      250,000
                      Thereafter                                458,333
                                                       ----------------
                           Total                       $      2,130,416
                                                       ================

     Generally, if the Company terminates these agreements without cause or the employee resigns with good reason, as defined, the Company will pay the employees' salaries, bonuses, and benefits payable for the remainder of the term of the agreements.

     On December 14, 2001, the Company entered into a 12-month consulting services agreement, whereby a $15,000 retainer fee is due every month for financial and accounting services. This agreement was canceled in March 2002. During the year ended December 31, 2002, total consulting expenses paid under this contract were $37,500.

     On December 14, 2001, the Company entered into a 12-month consulting services agreement, whereby it agreed to pay a $5,000 retainer fee for financial and accounting services. In addition, upon the attainment by the consultant of certain capital transactions, such as any financing business combination, sale, or acquisition, a certain percentage, ranging from 2% to 6%, of the value of the capital transaction will be paid by the Company to the consultant in cash. As of December 31, 2002, consulting expenses paid under this contract were $35,000.

     On February 26, 2002, the Company entered into a master services agreement for certain e-commerce services in the amount of $9,975.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002


NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

     Agreements (Continued)
     ----------
     On April 12, 2002, the Company entered into a two-year marketing agreement, whereby the Company is to pay a commission of 10% of gross receipts on sales from customers introduced to the Company by the consultant, subject to certain requirements. In relation to this agreement, the Company must grant to the consultants five-year options to purchase up to 150,000 shares of the Company's common stock upon the attainment of customers at an exercise price of $0.75 per share, vesting according to the achievement of certain levels of gross receipts. The agreement automatically renews after the initial two-year term. As of December 31, 2002, the consultant had not produced any sales. Therefore, options had not been issued. Options issued upon procurement of customers will be valued either at the fair market value of the services performed or the fair market value of the options, whichever is more readily available, with the expense amortized over the service period.

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

     If the finder introduces a business or entity and the Company engages in a merge-type transaction or other similar transactions, the fees paid to the finder are based upon certain percentages, ranging from 3% to 7%, depending on the transaction value. In addition, 10% of the transaction value will be paid in cashless warrants. This agreement is automatically renewed after the initial one-year term. As of December 31, 2002, amounts were not paid to the finder.

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

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002


NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

     Agreements (Continued)
     ----------
     In September 2002, the Company entered into a secured promissory note agreement for $50,000, which was paid off prior to the year ended December 31, 2002. The note was collateralized by 500,000 shares of the Company's common stock. As of December 31, 2002, these shares had not been returned to the Company by the loaner. The Company has reflected these shares as being issued and outstanding as of December 31, 2002.

     In September 2002, the Company entered into a secured promissory note agreement for $50,000, due on December 20, 2002. The note was collateralized by 243,036 shares of the Company's common stock. As of December 31, 2002, the Company was in default on this agreement. Subsequent to December 31, 2002, the Company and the loaner agreed to modifications in the agreement, whereby the note will be secured by 634,121 shares of the Company's convertible, redeemable Series A preferred stock and will be due on demand.

     In November 2002, the Company entered into a one-year consulting agreement with a third party in exchange for a fixed monthly fee. In addition, the Company must issue to the consultant $100,000 worth of common stock as a commencement bonus. The per share price of the Company's common stock was $0.10 on the date services were first provided by the consultant. Therefore, the Company is committed to issue 1,000,000 shares of common stock as of December 31, 2002. The expense related to the transaction has been recorded in operating expenses on the accompanying statement of operations. Furthermore, the contract calls for the issuance to the consultant options to purchase 1,200,000 shares of common stock. Subsequent to December 31, 2002, this agreement was terminated, and the options were canceled. These stock options are not included in the stock options outstanding at December 31, 2002.

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

     Certain of the Company's accounts receivable as of December 31, 2002 have been attached to secure an accounts payable balance to MISI of $188,882 as of December 31, 2002. The Company believes that the settlement of this case may have a material effect on the Company's cash flows.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002


NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

     Litigation (Continued)
     ----------
     On July 16, 2002, the Company was summoned to answer a complaint filed by Faraday Financial, Inc. ("Faraday"). Between December 2000 and March 2001, the Company issued convertible promissory notes totaling $450,000 and a promissory note totaling $50,000. On December 13, 2001, Faraday entered into a settlement agreement with the Company, whereby Faraday agreed to cancel the promissory notes in exchange for 735,730 shares of preferred stock. Faraday claims that the settlement agreement required that the Company effect a registration statement covering the preferred stock by June 30, 2002. In the event the Company failed to effect a registration statement by June 30, 2002, the Company was to immediately forfeit to Faraday 735,730 shares of common stock in the name of the Chief Executive Officer of the Company.

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

     The Company was involved in litigation with several potential investors. The plaintiffs requested a return of $750,000 in funds deposited with the Company, representing potential permanent investments. These matters have been resolved in connection with the acquisition of Alliance during December 2001. As of December 31, 2002, there were not any additional liabilities related to these matters.

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

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002


NOTE 13 - SHAREHOLDERS' DEFICIT

     Convertible, Redeemable Series A Preferred Stock
     ------------------------------------------------
     In December 2001, the Company approved the issuance of 3,000,000 shares of convertible, redeemable Series A preferred stock and executed a certificate of designation of the rights, preferences, and privileges of the Series A preferred stock. Each shareholder of Series A preferred stock is entitled to receive a 7% cumulative dividend, which is only payable in the case of liquidation or redemption. The Series A preferred stock has a $1 per share stated value and will receive certain liquidation preferences after satisfaction of claims of creditors, but before payment or distributions of assets and surplus funds.

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

     The Company may redeem any and all outstanding shares of Series A preferred stock. Upon the five-year anniversary of the date of issuance, the Company is required to redeem all of its outstanding shares of Series A preferred stock at $1 per share, plus all accrued and unpaid dividends declared. As of December 31, 2002, cumulative dividends totaled $150,129.

     During the year ended December 31, 2001, the Company issued 100,000 shares of Series A preferred stock as a settlement of certain litigation. Related to this transaction, the Company recorded expenses totaling $100,000 during the year ended December 31, 2001.

     During the year ended December 31, 2001, the Company issued 130,000 shares of Series A preferred stock to a related party as payment of accounts payable totaling $130,000 and subsequently executed a put/call option with the related party (see Note 11).

     During the year ended December 31, 2001, the Company issued 13,000 shares of Series A preferred stock for services rendered. In relation to this transaction, the Company recorded consulting expense totaling $13,000 as of December 31, 2001.

     During the year ended December 31, 2001, the Company issued 56,000 shares of Series A preferred stock for deposits payable totaling $56,000. In relation to one of these transactions, the Company issued 10,000 shares of preferred stock as interest expense totaling $10,000 as of December 31, 2001.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002


NOTE 13 - SHAREHOLDERS' DEFICIT (Continued)

     Convertible, Redeemable Series A Preferred Stock (Continued)
     ------------------------------------------------
     During the year ended December 31, 2001, notes with a principal balance of $1,340,000 and accrued interest of $90,196 had been converted into 1,430,196 shares of the Company's Series A preferred stock. Related to these conversions, the Company issued an additional 345,511 shares of Series A preferred stock to certain of the note holders and recorded related interest charges of $345,511. The remaining notes with a principal balance of $250,000 and accrued interest of $18,687 had been converted into committed common stock. Related to the conversion, the Company recorded interest charges of $130,487 for additional shares that will be issued.

     Common Stock
     ------------
     On March 4, 2002, the Company commenced a private placement of up to 6,666,667 units. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock. The units were offered at $0.65 per unit. The warrants have an exercise price of 120% of the current market value of the Company's common stock at the time of exercise.

     In relation to this offering, on March 15, 2002, the Company issued 153,333 shares of common stock with a detachable purchase warrant to purchase 153,333 shares of common stock at an exercise price of $1.20 per share in exchange for $100,000.

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

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002


NOTE 13 - SHAREHOLDERS' DEFICIT (Continued)

     Common Stock (Continued)
     ------------
     Outstanding unexercised options and warrants of the Company were also converted into options and warrants to acquire shares of Alliance's common stock at a ratio of 1 to 1.43. Alliance also obtained $1,000,000 from the sale of its common stock in connection with the acquisition agreement. These shares of stock were issued for $1 per share. There were 3,649,520 shares outstanding as of the date of the acquisition. Prior to the acquisition, NutraStar changed its name to NutraStar Technologies
     Incorporated. Subsequent to the acquisition, Alliance changed its name to NutraStar Incorporated.

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

     During the year ended December 31, 2001, the Company issued 249,314 shares of common stock for services rendered. In relation to this transaction, the Company recorded consulting expense totaling $249,314 as of December 31, 2001.

     During the year ended December 31, 2001, the Company issued 250,001 shares of common stock to a third party in exchange for the remaining 20% of the common stock of NutraGlo.

     During the year ended December 31, 2001, the Company issued 150,000 shares of common stock as settlement for the cancellation of a consulting agreement and recorded consulting expense totaling $150,000.

     Committed Common Stock
     ----------------------
     During the year ended December 31, 2001, the Company converted notes payable with a principal balance of $250,000 and accrued interest of $18,687 into committed common stock. Related to this conversion, the Company recorded interest charges of $130,487 for additional shares that will be issued.

     During the year ended December 31, 2002, the Company committed to issue 1,060,000 shares of common stock for services rendered. In relation to these commitments, the Company recorded consulting expense totaling $172,500.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002


NOTE 13 - SHAREHOLDERS' DEFICIT (Continued)

     Committed Common Stock (Continued)
     ----------------------
     The following table reconciles total shares and amount recorded as common stock committed:

                                                      Shares           Amount
                                                   ------------    ------------
     Committed upon conversion of debt and accrued
         interest                                       399,174    $    399,174
     Committed for consulting services                1,060,000         172,500
                                                   ------------    ------------

              Total                                   1,459,174    $    571,674
                                                   ============    ============

     Common Stock Warrants
     ----------------------
     A summary of the Company's warrant activity is listed below:

                                                        Weighted-    Weighted-
                                           Weighted-    Average      Average
                                            Average     Exercise     Exercise
                 Stock          Stock      Remaining    Price of     Price of
  Exercise      Warrants       Warrants   Contractual   Warrants     Warrants
    Price     Outstanding    Exercisable     Life      Outstanding   Exercisable
 -----------  -----------    -----------  -----------  -----------  ------------

 $      1.00    300,000        300,000      5 years    $    1.00     $    1.00

     Options
     -------
     The expense, if any, of stock options issued to employees is recognized over the shorter of the term of service or vesting period. The expense of stock options issued to consultants or other third parties are recognized over the term of service. In the event services are terminated early, the entire amount is recognized. The unamortized portion of the expense to be recognized is recorded as deferred compensation.

     During the year ended December 31, 2001, the Company issued options to purchase 935,564 shares of common stock to employees of the Company. The exercise prices of the options issued ranged from $0.25 to $1. The fair market value of the common stock at the grant date was $1. The intrinsic values ranged from $0.73 to $0.75. The options are amortized over the vesting period, which ranges between two to five years, with the current year amortization recorded as compensation expense. In relation to these issuances, the Company recorded compensation expense totaling $197,914 and deferred compensation expense totaling $449,515 as of December 31, 2001.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002


NOTE 13 - SHAREHOLDERS' DEFICIT (Continued)

     Options (Continued)
     -------
     During the year ended December 31, 2001, the Company issued options to purchase 1,498,660 shares of common stock. The exercise price of the options issued ranged from $0.25 to $1. The fair market value of the options at grant date ranged from $0.75 to $0.89. The fair market value of the common stock at the grant date was $1. These options are amortized over the period of service of the consultant, with the current year amortization recorded as consulting expense. In addition, certain of these options vest immediately, with others vesting upon the attainment of certain performance criteria. In relation to these issuances, the Company recorded consulting expense totaling $797,501 and deferred compensation expense totaling $476,360 as of December 31, 2001.

     During the year ended December 31, 2001, the Company issued options to purchase 142,730 shares of common stock in settlement of certain disputes. The exercise price of the options issued was $1. The fair market value of the options at grant date was $0.75. The fair market value of the common stock at grant date was $1. In addition, these options vest immediately. In relation to these issuances, the Company recorded settlement expenses totaling $107,047 as of December 31, 2001.

     On January 7, 2002, the Company entered into a five-year employment agreement with an employee. In relation to this agreement, the Company issued options to purchase 155,000 shares of common stock. The options vest over four years in increments of 80,000, 25,000, 25,000, and 25,000, have an exercise price of $1 per share, and expire on January 7, 2012. The fair market value of the common stock at the grant date was $2.25. The intrinsic value was $1.25. The options are amortized over the vesting periods. As of December 31, 2002, the Company recorded compensation expense and deferred compensation totaling $48,438 and $145,312, respectively, in relation to this transaction.

     On January 10, 2002, the Company entered into a six-month consulting services agreement for marketing services. In relation to this agreement, the Company issued options to purchase 25,000 shares of common stock valued at $47,250 at an exercise price of $1 per share. The options vest immediately and expire in 10 years. The fair market value of the options at grant date was $1.89. The fair market value of the common stock at grant date was $1. The Company recorded consulting expense of $47,250 in relation to this transaction.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002


NOTE 13 - SHAREHOLDERS' DEFICIT (Continued)

     Options (Continued)
     -------
     On February 4, 2002, the Company entered into a three-month marketing services agreement for public relations and advertising services. In relation to this agreement, the Company paid a retainer of $35,000 upon execution of the agreement, issued 35,000 shares of restricted common stock valued at $47,250, and issued options to purchase 50,000 shares of the Company's common stock valued at $43,000 at an exercise price of $3 per share. The options vest immediately and expire in two years. The fair market value of the options at grant date was $0.86. The fair market value of the common stock at grant date was $1.35. The Company recorded consulting expense totaling $90,250 in relation to this transaction.

     On February 21, 2002, the Company entered into a one-year financial advisory services agreement. In relation to this agreement, the Company paid a non-refundable retainer of $20,000, issued 200,000 restricted shares of common stock valued at $90,000, and issued options to purchase 100,000 restricted shares of common stock at $1 per share valued at $29,000, 100,000 at $2.50 per share valued at $22,000, and 100,000 at $4 per share valued at $18,000. The options vest immediately and expire in two years. The fair market value of the options at grant date ranged from $0.18 to $0.29. The fair market value of the common stock at grant date was $0.45. The Company recorded consulting expense totaling $159,000 in relation to this transaction.

     On June 19, 2002, the Company issued options to purchase 50,000 shares of common stock at an exercise price of $1 per share to a consultant for consulting expenses valued at $14,000. The options vest over two years and expire in 10 years. The fair market value of the options at grant date was $0.28. The fair market value of the common stock at grant date was $0.51.

     On August 13, 2002, the Company issued options to purchase 28,000 shares of common stock at an exercise price of $0.25 per share to a debtor. The options vest immediately and expire in 10 years. The fair market value of the options at grant date was $0.20. The fair market value of the common stock at grant date was $0.21. In relation to this transaction, the Company recorded interest expense of $5,600.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002


NOTE 13 - SHAREHOLDERS' DEFICIT (Continued)

     Options (Continued)
     -------
     The  following   table   summarizes  all  of  the  Company's  stock  option
     transactions:

                         Employee Options                Consultant Options
                    ---------------------------- -----------------------------
                                     Weighted-                       Weighted-
                                      Average                         Average
                    Stock Options    Exercise      Stock Options     Exercise
                      Outstanding      Price        Outstanding        Price
                    --------------  ------------ ----------------  -----------
Outstanding,
  December 31, 2000             -  $          -  $             -  $         -
    Granted               935,564  $       0.31        1,641,390  $      0.51
                    -------------                ---------------

Outstanding,
  December 31, 2001       935,564  $       0.31        1,641,390  $      0.51
    Granted               155,000  $       1.00          455,500  $      2.16
                    -------------                ---------------

Outstanding,
  December 31, 2002     1,090,564  $       0.41        2,096,890  $      0.87
                    =============                ===============

Exercisable,
  December 31, 2002       351,683  $       0.44        1,433,198  $      1.09
                    =============                ===============

     The weighted-average remaining contractual life of the options outstanding at December 31, 2002 was 7.97 years. The exercise prices of the options outstanding at December 31, 2002 ranged from $0 to $4, and information relating to these options is as follows:

                                                          Weighted-  Weighted-
                                            Weighted-      Average    Average
                                             Average       Exercise   Exercise
 Range of         Stock        Stock       Remaining       Price of   Price of
 Exercise        Options      Options     Contractual      Options     Options
  Prices       Outstanding   Exercisable      Life       Outstanding Exercisable
-------------  -----------  ------------  -------------  -----------  ----------

$ 0.00 - 0.28    1,962,671      827,313     8.90 years   $      0.25  $    0.25
$ 0.29 - 1.00      974,783      707,568     7.82 years   $      1.00  $    1.00
$ 1.01 - 4.00      250,000      250,000     1.20 years   $      3.20  $    3.20
               -----------  ------------

                 3,187,454    1,784,881
               ===========  ============

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002


NOTE 13 - SHAREHOLDERS' DEFICIT (Continued)

     Options (Continued)
     -------
     The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost other than that required to be recognized by APB 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 2002 and 2001 would have been increased to the pro forma amounts indicated below:

                                                  2002              2001
                                               ------------    -------------
                  Net loss
                      As reported              $ (2,950,666)   $  (3,771,474)
                      Pro forma                $ (3,082,932)   $  (4,099,194)
                  Basic loss per common share
                      As reported              $      (0.13)   $       (0.20)
                      Pro forma                $      (0.14)   $       (0.22)

     The fair value of these options was estimated at the date of grant using the minimum value method with the following weighted-average assumptions for the years ended December 31, 2002 and 2001: dividend yields of 0% and 0%, respectively; risk-free interest rates of 2.19% and 3.12%, respectively; and expected life of 2.79 and 2.85 years, respectively. The weighted-average exercise price was $0.71 at December 31, 2002.

     The weighted-average fair value of the options issued during the year ended December 31, 2002 was $0.84.

     Warrants
     --------
     In connection with the issuance of certain promissory notes during the year ended December 31, 2001, the Company issued warrants to purchase 350,000 shares of the Company's common stock at an exercise price of $1 per share. The warrants expire on June 25, 2006 and are immediately exercisable. The Company recorded a discount related to the detachable warrants of $114,083, which represented the portion of the proceeds allocated to the warrants based on the relative fair values of the debt and warrants. At the date of conversion, $103,905 of the discount remained unamortized and has been debited to convertible Series A preferred stock as part of the conversion. In relation to these issuances, interest expense of $10,178 was recorded.

     On June 10, 2002, the Company issued warrants to purchase 2,500 shares of common stock at $0.50 per share to a consultant for consulting expenses valued at $850.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002


NOTE 14 - INCOME TAXES

     Significant components of the Company's deferred tax asset for income taxes consisted of the following at December 31, 2002:

     Deferred tax asset
         Net operating loss carryforwards         $      3,241,401
     Less valuation allowance                            3,241,401
                                                  ----------------

              Net deferred tax asset              $              -
                                                  ================

     A reconciliation of the expected income tax computed using the federal statutory income rate to the Company's effective rate for the years ended December 31, 2002 and 2001 was as follows:

                                                           2002         2001
                                                        ------------ ---------

     Income tax computed at federal statutory tax rate       34.0%        34.0%
     State taxes, net of federal benefit                      5.8          5.8
     Change in valuation allowance                          (39.8)       (39.8)
                                                        ---------    ---------

         Total                                                -   %        -  %
                                                        ==========   =========

     Realization of the future tax benefits related to the deferred assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

     At December 31, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $8,129,000, which begin to expire in 2020. Certain of the net operating loss carryforwards are limited to each year in accordance with the Internal Revenue Code.


NOTE 15 - RELATED PARTY TRANSACTIONS

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

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002


NOTE 15 - RELATED PARTY TRANSACTIONS (Continued)

     The sales price to the Company will be the lower of RiceX's published standard price or the price negotiated by other customers for like quantities and products. In January 2002, the Company revised the 15-year agreement with RiceX.

     To maintain rights under this revised agreement, the Company must purchase $250,000 of product from RiceX by April 2002, $500,000 by July 2002, $750,000 by October 2002, $1,250,000 by January 2003, $1,500,000 by July
     2003,   $2,250,000  by  January  2004,  $6,000,000  by  January  2005,  and
     increasing thereafter by 10% per annum through the remaining term of the agreement. During the year ended December 31, 2002, the Company received notice from RiceX, stating that the Company was in default under the terms of this distribution agreement with RiceX. On July 9, 2002, RiceX exercised its right to terminate the exclusive distribution agreement and the related license agreements with the Company due to the Company's default. However, RiceX has agreed that the Company has license to use the patents in its business pursuits. Purchase of inventory from RiceX as of December 31, 2002 totaled $441,739. The Company has recorded a loss reserve for the license agreement totaling $75,359 as of December 31, 2002.

     In connection with this agreement, the Company was granted exclusive patent and licensing rights by RiceX for which the Company will pay RiceX a royalty equal to 2% of gross receipts received by the Company from the sale of the Company's products that incorporate any of RiceX's products, less certain selling expenses. At December 31, 2002, the Company recorded patents and licenses in the amount of $12,132 related to these exclusive rights.

     During the year ended December 31, 2001, the Company was unable to meet customer demands for inventory. Therefore, RiceX sold its inventory directly to the Company's customers. RiceX remitted the gross profit for these sales to the Company, and the Company recorded commissions revenue totaling $317,668 from RiceX related to sales made by RiceX to customers of the Company.

     During the year ended December 31, 2001, the Company issued 300,000 Series A preferred stock to the Chief Executive Officer in exchange to cancel $300,000 of convertible promissory notes.

     During the year ended December 31, 2001, the Company entered into a non-interest-bearing loan agreement with the Chief Executive Officer of the Company. Related to this agreement, the Company recorded a Due to Officer in the amount of $16,457 at December 31, 2002.

     During the year ended December 31, 2001, certain operating expenses of the Company totaling $111,313 were paid by RiceX. These expenses were reimbursed by the Company, and at December 31, 2002, there were not any amounts owed to RiceX.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002


NOTE 16 - 401(K) PROFIT SHARING PLAN

     Effective April 2000, the Company adopted a 401(k) profit sharing plan (the "Plan") for the exclusive benefit of eligible employees and their beneficiaries. Substantially all employees are eligible to participate in the Plan. Matching contributions to the Plan are 3% of the employees' gross salary, not to exceed a certain percentage. For the years ended December 31, 2002 and 2001, the Company made matching contributions of $14,696 and $18,620, respectively.


NOTE 17 - LINES OF BUSINESS

     For internal reporting purposes, management segregates the Company into two segments as follows for the years ended December 31, 2002 and 2001:

                                                                    2002
                                    --------------------------------------------------------------------
                                       NutraStar        NutraGlo        Eliminations          Total
                                    ---------------  ----------------  ---------------  ----------------
       Total revenues               $       683,097  $        603,342  $             -  $      1,286,439
       Loss from operations         $    (2,579,405) $       (122,842) $             -  $     (2,702,247)
       Identifiable assets          $       287,588  $        433,909  $      (155,170) $        566,327
       Capital expenditures         $        61,150  $              -  $             -  $         61,150
       Depreciation and
         amortization               $       126,460  $              -  $             -  $        126,460

                                                                     2001
                                    --------------------------------------------------------------------
                                       NutraStar        NutraGlo        Eliminations          Total
                                    ---------------  ----------------  ---------------  ----------------

       Total revenues               $     1,018,688  $        591,534  $             -  $      1,610,222
       Income (loss) from
         operations                 $    (2,947,059) $        254,744  $             -  $     (2,692,315)
       Identifiable assets          $       964,944  $        537,277  $      (238,920) $      1,261,301
       Capital expenditures         $       234,348  $              -  $             -  $        234,348
       Depreciation and
         amortization               $        94,397  $              -  $             -  $         94,397


NOTE 18 - SUBSEQUENT EVENTS

     On January 30, 2003, the Company entered into a promissory note agreement for $20,422 with the Chief Executive Officer of the Company. The note bears interest at 10% per annum and is due on February 2, 2003.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2002


NOTE 18 - SUBSEQUENT EVENTS (Continued)

     On February 7, 2003, the Company entered into a promissory note agreement for $90,000 with a family member of the Chief Executive Officer of the Company. The note bears interest at 8% per annum, is collateralized by all of the assets of the Company, and is due on May 6, 2003.

     On February 18, 2003, the Company entered into a promissory note agreement for $60,000 with the Chief Executive Officer of the Company. The note bears interest at 10% per annum and is due on March 18, 2003.

     On March 3, 2003, the due dates of notes payable to the Chief Executive Officer of the Company totaling $175,800 and a note payable to a related party totaling $5,000 were modified to be due on demand.

     On March 5, 2003, the Company entered into a consulting agreement for certain consulting services. As compensation for any funding, the consultants are to be paid 7.5% of any cash received, 2.5% in value of such funding in common stock of the Company, based on the closing price on the day any agreement is signed, and a warrant to purchase one shares of the
     Company's common stock for every dollar funded. The warrants are exercisable at $0.50 per share on or before three years from the anniversary of any funding.

     On March 5, 2003, the Company entered into a promissory note agreement for $40,000 with a related party. The note bears interest at 2% per month, is collateralized by 400,000 shares of the Company's common stock, and is due on June 3, 2003.

     On March 10, 2003, the Company entered into a promissory note agreement for $5,000 with a related party. The note bears interest at 2% per month, is collateralized by 50,000 shares of the Company's common stock, and is due on June 8, 2003.

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

In conjunction with the Exchange Transaction, the independent accountants for Alliance, Andersen Andersen & Strong, L.C.("AA&S"), were dismissed and Singer, Lewak, Greenbaum & Goldstein, LLP ("SLGG") were engaged as the accountant 's for the combined entities consisting of NutraStar and NTI for the fiscal year ending December 31, 2001, and thereafter. This action was approved by the NutraStar Board of Directors on March 7, 2002.

The Board based its decision on several factors, including SLGG's experience in our particular industry and SLGG's extensive SEC compliance practice.

There were no disagreements with AA&S on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The Report of Independent Certified Public Accountants signed by AA&S relating to the financial statements of Alliance for the period March 12, 2001 through March 31, 2001, did not contain an adverse opinion or a disclaimer of opinion nor was qualified or modified as to uncertainty, audit scope or accounting principles. The Accountants' Report, although unqualified, contained a fourth explanatory paragraph describing a "going concern" contingency. Also on March 7, 2002, the Registrant's Board of Directors dismissed Hood & Strong, LLP ( "H&S"), the independent accountant's for NTI, and approved the engagement of SLGG to replace H&S as the independent accountants for NTI for the fiscal year ending December 31, 2001, and thereafter.

The Independent Auditors' Report signed by H&S relating to the financial statements of NTI for the fiscal year ended December 31, 2000, did not contain an adverse opinion or a disclaimer of opinion nor was qualified or modified as to uncertainty, audit scope or accounting principles. The Auditors' Report, although unqualified, contained a fourth explanatory paragraph describing a "going concern" contingency.

During the fieldwork performed by H&S in March and November, 2001 in connection with the accounting work performed on NTI's financial statements, there was a disagreement between NTI's management and H&S regarding the need for an explanation in the financial statements relating to the "going concern"
uncertainty. Management of NTI believed that no material "going concern" uncertainty existed with NTI's business based upon its belief that the positive results from initial implementation of its business strategy supported a viable and sustainable business plan. H&S believed that a "going concern" contingency existed based upon its belief that without the elimination of business risks such as achieving successful operations, obtaining sufficient additional financing or obtaining a line of credit, that there was sufficient uncertainty to require disclosure. A "going concern" explanation was included in the Auditors' Report thus resolving the issue to the satisfaction of H&S. There were no other disagreements with H&S on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of H&S, would have caused H&S to make reference to the subject matter of any such disagreement if a report was to be executed.

The Chairwoman of NTI's Board of Directors was involved in discussions with H&S regarding the "going concern" issue. The Chairwoman reported the disagreement and its resolution to NTI's Board of Directors. Neither a committee of NTI's Board of Directors nor the Board of Directors as a group discussed the "going concern" disagreement with H&S.

Prior to their engagement, SLGG was not consulted regarding the application of accounting principles to any transactions, or the type of audit opinion that might be rendered or the subject matter of the disagreement with H&S described above.

These changes were previously reported in NutraStar's Form 8-K filed March 14, 2002 and the Amended Form 8-K filed March 25, 2002.

                                    PART III

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                                   EXCHANGEACT

The following table sets forth information about the directors and executive officers of NutraStar, most of whom assumed their respective positions upon the closing of the exchange transaction with NTI on December 14, 2001:

C
--------------------- ---- -------------------------------------------------- -----------------
Name of Person        Age  Position and Office Presently Held With NutraStar  Director Since
--------------------- ---- -------------------------------------------------- -----------------
Patricia McPeak       61   Chairman, CEO and President                        December 14, 2001
--------------------- ---- -------------------------------------------------- -----------------
Joseph Ferrara(1)     45   President                                          ----
--------------------- ---- -------------------------------------------------- -----------------
Edward G. Newton(2)   66   Vice President, Secretary and Director             December 14, 2001
--------------------- ---- -------------------------------------------------- -----------------
James W. Kluber       52   Chief Financial Officer                            ----
--------------------- ---- -------------------------------------------------- -----------------
Dr. Rukmini           67   Chief Science Officer of NTI                       ----
Cheruvanky
--------------------- ---- -------------------------------------------------- -----------------
Dr. Reddy S.V.        66   Director of Science and Technology for NTI         ----
Cherukuri
--------------------- ---- -------------------------------------------------- -----------------
Danny Lowell(3)       50   Chief Information Officer                          ----
--------------------- ---- -------------------------------------------------- -----------------

--------------------------

(1) Mr. Ferrara served as President of NutraStar from May 1, 2002 until his resignation effective November 1, 2002.
(2)  Subsequent to the year end, Mr. Newton resigned as a director of NutraStar.
(3) Subsequent to the year end, Mr. Lowell resigned his position with NutraStar.


Patricia McPeak has been NutraStar's Chairman and CEO since December 14, 2001. She also served as NutraStar's President from December 14, 2001 to May 1, 2002 and reassumed the position on January 30, 2003. She was the founder of NTI, and has been the Chief Executive Officer, President, and a director of NTI since its formation in February 2000, and was the Secretary of NTI from February to October 2000. She has extensive experience in the field of nutraceuticals and ingredient production, having served as an executive in this industry for 24 years. Ms. McPeak was a co-founder of The RiceX Company, and was the President and a director of that company since its formation in May 1989, until she resigned as President of that company to found NTI. See "Certain Transactions - The RiceX Company." In 1981, Ms. McPeak co-founded Brady International, Inc., a company involved in converting raw rice bran into food, and was an executive officer of that company from 1981 to May 1989.

Edward G. Newton has been  NutraStar's  Secretary,  Vice  President-Sales  and a
Director since December 14, 2001. He was the Vice President, Sales and a director of NTI since its formation in February 2000, has been the Secretary of NTI since October 2000. Mr. Newton has more than 32 years of experience in the food industry. From 1996 to February, 2000, Mr. Newton served as Director of

Sales for RiceX. For the 30 years prior to working at RiceX, he worked in various sales and management capacities for General Mills, an international consumer foods company. His positions at General Mills included Purchasing
Director of Ingredients from 1974 to 1977, Director of Personnel and Sales Training from 1977 to 1986, and Manager of Military Sales from 1986 to 1993. Mr. Newton received his bachelor's degree in economics and business administration from Whitman College and attended the Graduate School of Food Distribution at USC from 1977 to 1986.

James W. Kluber has been the Chief Financial Officer of NutraStar since December 2001. Mr. Kluber has served as a senior financial consultant in a variety of service and technology environments with special focus on high growth companies and restructuring operations. He has successfully raised capital for companies in a variety of markets, utilizing public and private equity as well as securitized and unsecured debt to accomplish funding requirements. Since
February, 2000, Mr. Kluber has been Vice President and CFO of NewGold, Inc., conducting gold and silver mining operation in Nevada. Mr. Kluber is also a partner in Concord Ventures LLC, a private firm focusing on operational and financial services for growth oriented companies requiring assistance in developing and executing their business strategies. Additionally, he was the Senior Vice President and CFO from 1996 to 1999 for RealPage, Inc. a leading provider of software and services to the real estate industry. From 1993 to 1996 he served as Vice President of Financial Operations for two public companies sponsored by Security Capital Group, ProLogis Trust and Archstone Communities.

Dr. Rukmini Cheruvanky became NutraStar's Chief Science Officer on February 1, 2002. She is a leading researcher in the therapeutic effects of rice bran and rice bran oil for over 30 years, has been NTI's Chief Science Officer since March 2000. Prior to joining NTI, she served as the Director of Research and Development of The RiceX Company from April 1996 to March 2000. From January to April 1996, Dr. Cheruvanky was the Laboratory Supervisor for Certified Analytical Laboratories in New York, a company that specializes in food analysis. From November 1994 to December 1995, she was Research Chemist in the Research and Development Department of DuPont Merck Pharmaceutical Company in New York. From May 1967 to February 1994, Dr. Cheruvanky served the National
Institute of Nutrition located in Hyderabad, India, a premier nutritional institute, under the Indian Council of Medical Research. Dr. Cheruvanky retired in 1994 as a Deputy Director heading the Food Toxicology and Environmental Carcinogenic Division of the Institute. From May 1965 to May 1967, Dr. Cheruvanky worked as a Research Officer, investigating the active principles of the Indian Medicinal plants, under Indian Council of Medical Research scheme at the Chemistry Department, Andhra University, Waltair, India. Dr. Cheruvanky received her master's degree in Organic Chemistry from Andhra University in India in 1959 and doctorate degree in Organic Chemistry of Natural Plant Products from Andhra University in 1965. Dr. Cheruvanky has more than 80 peer-reviewed scientific publications to her credit. She was a mentor to several Ph.D. and Master of Science students. Dr. Cheruvanky traveled widely for exchange of scientific knowledge and study of food regulatory aspects in several countries, on a prestigious World Health Organization program. Dr. Cheruvanky is a Fellow of the American College of Nutrition.

Dr. Reddy Sastry V. Cherukuri is NTI's Director of Science and Technology since March 2000. Prior to joining NTI, he served as the Director of Science and Technology of The RiceX Company from April 1996 to March 2000. From May 1995 to April 1996, Dr. Cherukuri served as a Laboratory Supervisor at Customs Coatings, Inc., New York, a pharmaceutical company. From December 1994 to January 1995, he was a chemist at DuPont Merck Pharmaceutical Company, New York. From May 1992 to November 1994, Dr. Cherukuri was a consultant to several pharmaceutical companies in India. From January 1967 to May 1992, he served for the Indian Drugs and Pharmaceutical, Ltd., Hyderabad, India, a premier drugs and pharmaceuticals manufacturing company, under the federal government of India. Dr. Cherukuri retired in 1992 as the Senior Research Manager, Chief of Medicinal Chemistry and Group Leader of New Drug Development division of the company. Dr. Cherukuri received his Bachelor of Science Degree with Honors in 1958, Master of Science Degree in Organic Chemistry in 1959 and Ph.D. Degree in Organic Chemistry of Synthetic and Natural Plant Products in 1967, all from the Andhra University, Waltair, India. Dr. Cherukuri has more than 75 peer- reviewed scientific publications and 12 patents to his credit. He served as a member of several scientific Boards and as a reviewer for several scientific journals.

Danny Lowell joined NutraStar in January 2002 as Chief Information Officer. He previously worked with NutraStar as a technology and enterprise architecture consultant from October 2000 through the end of 2001. Mr. Lowell is leading our Information Technology strategic planning, development, and management. He is responsible for implementing enterprise architecture and business systems, including development of Internet sites. Mr. Lowell's diverse 22-year career in Information Technology includes demonstrated proficiency and success across all facets of the industry, including Internet, client-server, and mainframe environments. Mr. Lowell is highly experienced with complex business systems, process re-engineering, enterprise resource planning, and business/system analysis. He is also familiar with software development and project management life cycle methodologies, data analysis and design, and a multitude of technical platforms, programming languages and databases. Mr. Lowell previously served as an independent consultant from November 1999 to April 2001, during which time he led teams of technology consultants in developing software applications, data models, enterprise architecture, and methodologies for the state of California and private industry. From January 1994 to May 1997, he served as Vice President of Information Technology for K-Data Inc., and prior to that he spent eight years as a computer technician with EDS. From June, 1997 to November 1999, he held various consultant positions with several technology companies. Mr. Lowell holds a Bachelor of Science degree in Computer Science from California State University, Sacramento. He is also a member of the Project Management Institute and is a certified Project Management Professional.

The current Directors will serve and hold office until the next annual shareholders' meeting or until their respective successors have been duly elected and qualified. Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Family Relationships

There are no family relationships between any director or executive officer.


Management Consultants

Subsequent to Mr. Ferrara's resignation, in November 2002, an "Office of the President" was created which included Patricia McPeak (the CEO) and two outside consultants, Etienne Taylor and Brian Jones. Messrs. Taylor and Jones specialize in managing corporate restructuring. The Office of the President was responsible for the management of the day-to-day operations of NutraStar. The Office of the President was disbanded on January 31, 2003 and Messrs. Taylor and Jones were terminated as consultants to NutraStar. As of January 31, 2003, Ms. McPeak assumed the duties of President of NutraStar.

Board Meetings and Committees

The Board of Directors of the Company held two meetings and acted by unanimous consent on 12 occasions during the year ended December 31, 2002. The Board does not currently have an Audit, Executive or Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, the Company believes that, during the year ended December 31, 2002, its executive officers and directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

                         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company's Chief Executive Officer during the last three complete fiscal years. One other officer received annual compensation in excess of $100,000 during the last completed fiscal year.



                                                     SUMMARY COMPENSATION TABLE

                                             Annual Compensation                         Long Term Compensation
                                  ------------------------------------------    ---------------------------------------
                                                                                          Awards                Payout
                                                                                ---------------------------    --------
                                                                                 Restricted    Securities
                                                             Other Annual          Stock       Underlying       LTIP      All Other
                                                  Bonus      Compensation         Award(s)     Options         Payout   Compensation
                        Year         Salary(1)     ($)           ($)                ($)          (#)             ($)        ($)
                     ------------ -------------- --------- -----------------    ------------- -------------    -------- ------------
Radd Barrett         2/21/01 to
(FormerCEO)           12/14/01         -0-         -0-           -0-                -0-           -0-             -0-         -0-
                       2000(2)         -0-         -0-           -0-                -0-           -0-             -0-         -0-
Patricia McPeak         2002       $150,000(3)  $100,000      $15,750(4)            -0-           -0-             -0-         (5)
(CEO)

                        2001       $241,667     $  8,333      $12,000(4)            -0-          28,820           -0-         (5)
                        2000       $182,692        -0-        $12,000(4)            -0-           -0-             -0-         -0-
Edward Newton (VP)      2002       $100,000(6)     -0-        $ 1,500(4)            -0-           -0-             -0-         (5)
                        2001       $100,000        -0-           -0-                -0-         304,124           -0-         (5)
Danny Lowell (CIO)      2002       $120,000(7)     -0-        $ 1,662(4)            -0-           -0-             -0-         (5)

-----------------------------
(1)  Amount includes payments received from both NTI and NutraStar.
(2)  From July, 1999 through February 21, 2001, Alliance was in bankruptcy.
(3)  Of this amount, $110, 577 was deferred.
(4)  Includes a monthly car allowance of $1,000.
(5)  Ms. McPeak and Messrs. Newton and Lowell are provided with paid disability insurance benefits.
(6)  Of this amount, $38,462 was deferred.
(7)  Of this amount, $46,154 was deferred.


Stock Option Plan

NutraStar does not have a formal stock option plan currently in place. Options to date have been granted on an individual basis pursuant to individual option agreements. NutraStar expects to adopt a formal stock option plan during this current fiscal year.

As a result of the Exchange Transaction, a total of 655,480 options previously issued to employees of NTI converted into 935,564 options exercisable into NutraStar common stock. A total of 1,050,000 options previously issued by NTI to various consultants and advisors were converted into 1,498,660 options exercisable into NutraStar common stock.

Options/SAR Grants in Last Fiscal Year
--------------------------------------

The following table sets forth certain information with respect to options or SAR grants in NutraStar during the fiscal year ended December 31, 2002 to the Named Executive Officers.


-------------------------- ------------------------- ----------------------- ------------------ ----------------------
Name                       Number of Securities      Percent of Total        Exercise or Base   Expiration Date
                           Underlying Options        Options Granted to      Price
                           Granted                   Employees at December   ($ Per Share)
                                                     31, 2002
-------------------------- ------------------------- ----------------------- ------------------ ----------------------
Patricia M. McPeak         28,820                    1.0%                    $0.28              December 3, 2011
-------------------------- ------------------------- ----------------------- ------------------ ----------------------
Edward G. Newton           304,124                   7.1%                    $0.25              December 3, 2011
-------------------------- ------------------------- ----------------------- ------------------ ----------------------

Aggregated Option/SAR Exercises Year-End Table.
-----------------------------------------------

During the fiscal year ended December 31, 2002, none of the Named Executive Officers had exercised any options/SARs issued by NutraStar. The following table sets forth information regarding the stock options held as of December 31, 2002 by the Named Executive Officers.

--------------------- ----------------------------------- ----------------------------------
Name                      Number of Securities Underlying        Value of Unexercised
                              Unexercised Options at            In-the-Money Options at
                                 December 31, 2002                 December 31, 2002(3)
--------------------- ----------------------------------- ----------------------------------
                        Exercisable      Unexercisable      Exercisable     Unexercisable
--------------------- ---------------- ------------------ ---------------- -----------------
Patricia McPeak (1)           5,764             23,056      $        461   $    1,844
--------------------- ---------------- ------------------ ---------------- -----------------
Edward G. Newton (2)        304,124                -0-      $     24,330   $      -0-
--------------------- ---------------- ------------------ ---------------- -----------------

------------------------------------------------
(1)   As of December 31, 2002 5,764 options were vested.
(2)   As of December 31, 2002 all options were vested.
(3)   Based on closing price of $0.08 per common share as of December 31, 2002.

Employee Pension, Profit Sharing or Other Retirement Plans

NutraStar does not have a defined benefit pension plan or profit sharing or other retirement plan, however, it has established a 401(k) retirement plan.

Compensation of Directors

NutraStar's directors are also officers of NutraStar and do not receive any additional compensation for their services as members of the Board of Directors.

NutraStar intends to appoint additional directors in the future who may or may not be employees. For the non-employee directors, NutraStar may seek shareholder approval for a "Director Option Plan" which would serve as the compensation plan for such directors. No specific plan had been developed as of the end of the fiscal year.

Employment Agreements

Patricia M. McPeak has an employment contract with NTI which has been assigned to NutraStar (the "McPeak Employment Agreement"). The McPeak Employment Agreement provides that McPeak receive an annual base salary of $150,000 which annual base salary shall increase to $500,000 when NutraStar achieves $25 million in annual gross sales or its Common Stock is publicly traded and has a sales price of at least $25 per share for 90 consecutive days, and the annual base salary shall increase to $1 million when NutraStar achieves $50 million in annual gross sales. Ms. McPeak will be entitled to quarterly bonuses of $25,000 upon achievement of certain benchmarks that will be set and determined by NutraStar's Board of Directors. The agreement provides that Ms. McPeak shall participate in NutraStar's stock bonus plans, and that NutraStar shall provide Ms. McPeak with medical, life, and disability insurance benefits, additional executive level benefits, and an annual automobile allowance of $12,000. NutraStar may terminate the agreement on 30-days prior notice, but will remain liable for all base salary, bonus, and benefits obligations throughout the remaining term of the agreement. The McPeak Employment Agreement expires on October 31, 2009.

Edward Newton has an employment contract with NTI, which has been assigned to NutraStar (the "Newton Employment Agreement"). The Newton Employment Agreement provides that Mr. Newton receive an annual base salary of $100,000. The Agreement provides that Mr. Newton shall participate in NutraStar's stock bonus plans. The Newton Employment Agreement expires on March 31, 2003. Subsequent to the year end, Mr. Newton's Employment Agreement was renewed for an additional three years on substantially similar terms.

Danny Lowell has an employment contract with NTI (the "Lowell Employment Agreement"). The Lowell Employment Agreement provides for Mr. Lowell to receive an annual base salary of $120,000. He will also be paid a $15,000 Start-up Bonus if certain benchmarks are achieved. Mr. Lowell was also issued a total 155,000 stock options which vest over a four year period. The Agreement also provides that Mr. Lowell will be provided with medical, life and disability insurance benefits. The Lowell Employment Agreement expires January 7, 2007.

Dr. Rukmini Cheruvanky has an employment contract with NTI (the " Cheruvanky Employment Agreement"). The Cheruvanky Employment Agreement provides for her to receive an annual base salary of $60,000. Dr. Cheruvanky was also issued a total of 64,846 stock options which vest over a four year period. The Agreement also provides that Dr. Cheruvanky will be provided with medical, life and disability insurance benefits. The Cheruvanky Employment Agreement expires March 31, 2004.

Dr. Reddy Sastry V. Cherukuri has an employment contract with NTI (the "Cherukuri Employment Agreement"). The Cherukuri Employment Agreement provides for him to receive an annual base salary of $60,000. Dr. Cherukuri was also issued a total of 64,846 stock options which vest over a four year period. The

Agreement also provides that Dr. Cherukuri will be provided with medical, life and disability insurance benefits. The Cherukuri Employment Agreement expires March 31, 2004.

Consulting Contracts

On December 14, 2001, the Company entered into a 12-month consulting services agreement, whereby a $15,000 retainer fee is due every month for financial and accounting services. This agreement was canceled in March 2002. During the year ended December 31, 2002, total consulting expenses paid under this contract were $37,500.

On December 14, 2001, the Company entered into a 12-month consulting services agreement, whereby it agreed to pay a $5,000 retainer fee for financial and accounting services. In addition, upon the attainment by the consultant of certain capital transactions, such as any financing, business combination, sale, or acquisition, a certain percentage, ranging from 2% to 6%, of the value of the capital transaction will be paid by the Company to the consultant in cash. As of December 31, 2002, consulting expenses paid under this contract were $35,000.

On February 26, 2002, the Company entered into a master services agreement for certain e-commerce services in the amount of $9,975.

On April 12, 2002, the Company entered into a two-year marketing agreement, whereby the Company is to pay a commission of 10% of gross receipts on sales from customers introduced to the Company by the consultant, subject to certain requirements. In relation to this agreement, the Company must grant to the consultants five-year options to purchase up to 150,000 shares of the Company's common stock upon the attainment of customers at an exercise price of $0.75 per share, vesting according to the achievement of certain levels of gross receipts. The agreement automatically renews after the initial two-year term. As of December 31, 2002, the consultant had not produced any sales. Therefore, options had not been issued.

On May 6, 2002, the Company entered into a one-year finder's and advisory agreement, whereby the finder is to seek businesses that are consistent with the Company's business and strategic plans or to introduce the Company to investors. The fees paid to the finder for finding investors to fund the Company are based upon certain percentages, ranging from 2% to 10%, plus unaccountable expenses, depending on the amount funded by the investors. In addition, 10% of the transaction value will be paid in cashless warrants. If the finder arranges a credit line or other types of debt placement, the fees paid to the finder will be 2% of the total debt placement. If the finder introduces a business or entity and the Company engages in a merge-type transaction or other similar transactions, the fees paid to the finder are based upon certain percentages, ranging from 3% to 7%, depending on the transaction value. In addition, 10% of the transaction value will be paid in cashless warrants. This agreement is automatically renewed after the initial one-year term. As of December 31, 2002, amounts were not paid to the finder.

On June 10, 2002, the Company entered into a one-year finder's fee agreement, whereby the Company is to pay the finder 5% of the gross revenues generated from a commercial transaction other than financing a merger, or some other form of business combination. For every $100,000 in gross revenues that are generated by the finder, the Company will issue warrants to the finder to purchase 5,000 shares of common stock, which will be exercisable immediately, at the then current market price on a cashless basis, subject to certain limitations. As of December 31, 2002, no warrants had been issued to the finder.

In November 2002, the Company entered into a one-year consulting agreement with a third party in exchange for a fixed monthly fee. In addition, the Company must issue to the consultant $100,000 worth of common stock as a commencement bonus. The per share price of the Company's common stock was $0.10 on the date services were first provided by the consultant. Therefore, the Company is committed to issue 1,000,000 shares of common stock as of December 31, 2002. Furthermore, the contract calls for the issuance to the consultant of options to purchase 1,200,000 shares of common stock. Subsequent to December 31, 2002, this agreement was terminated, and the options were canceled. These stock options are not included in the stock options outstanding at December 31, 2002.

Limitation of Liability and Indemnification Matters

NutraStar's Restated Articles of Incorporation provide that it will indemnify its officers and directors, employees and agents and former officers, directors, employees and agents unless such person shall have been adjudged to be liable to the corporation in the performance of that person's duty to the corporation or its shareholders. This indemnification includes expenses, including attorneys' fees, judgments, fines, and amounts paid in settlement actually and reasonably incurred by these individuals in connection with such action, suit, or
proceeding,   including  any  appeal  thereof,  subject  to  the  qualifications contained in California law as it now exists. Expenses, including attorneys' fees, incurred in defending a civil or criminal action, suit, or proceeding will be paid by NutraStar in advance of the final disposition of such action, suit, or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount, if it shall ultimately be determined that he or she is not entitled to be indemnified by NutraStar. This indemnification will continue as to a person who has ceased to be a director, officer, employee or agent, and will benefit their heirs, executors, and administrators. These indemnification rights are not deemed exclusive of any other rights to which any such person may otherwise be entitled apart from the bylaws. California law generally provides that a corporation shall have the power to indemnify persons if they acted in good faith in a manner reasonably believed to be in the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. In the event any such person is judged liable to the corporation or its shareholders, this indemnification will apply only if approved by the court in which the action was pending. Any other indemnification shall be made only after the determination by NutraStar's Board of Directors, excluding any directors who were party to such action, by independent legal counsel in a written opinion, or by a majority vote of shareholders, excluding any shareholders who were parties to such action, to provide such indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1993 (the "Securities Act") may be permitted to directors, officers and controlling persons of the small business issuer pursuant to the foregoing provisions, or otherwise, the small business issuer has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, enforceable. .

          ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT

         The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of March 1, 2003 by, (i) each executive officer and director of the Company; (ii) all executive officers and directors of the Company as a group; and (iii) owners of more than 5% of the Company's Common Stock.

 ------------------------------ ---------------- ------------------- -----------
 Name and Address of                Position      Number of Shares     Percent
 Beneficial Owner                                Beneficially Owned
 ------------------------------ ---------------- ------------------- -----------

 Officers and Directors
 ------------------------------ ---------------- ------------------- -----------
 Patricia McPeak                Chairman and CEO   13,470,100(1)        51.7%
 1261 Hawk's Flight Court
 El Dorado Hills, CA 95762
 ------------------------------ ---------------- ------------------- -----------
 Edward Newton                   Vice President,     304,124(2)          1.2%
 1261 Hawk's Flight Court           Secretary
 El Dorado Hills, CA 95762
 ------------------------------ ---------------- ------------------- -----------
 James Kluber                          CFO              -0-               *
 1261 Hawk's Flight Court
 El Dorado Hills, CA 95762
 ------------------------------ ---------------- ------------------- -----------
 All officers and directors as                     13,774,224           52.9%
 a group (3 individuals)
 ------------------------------ ---------------- ------------------- -----------


__________________________________
(1) Amount includes 5,764 shares issuable under stock options exercisable within 60 days of March 1, 2003 and 300,000 shares of Series A Preferred Stock convertible into 300,000 shares of common stock. Dorothy Hanks, Ms. McPeak's mother, owns 50,000 shares of NutraStar's common stock, of which Ms. McPeak disclaims any beneficial ownership.

(2) Amount represents shares issuable under stock options exercisable within 60 days of March 1, 2003.



Equity Compensation Plan Information

------------------------------- ---------------------------- ---------------------------- ----------------------------
Plan Category                   Number of securities to be   Weighted-average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and right  future issuance under
                                warrants and rights                                       equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column
                                                                                          (a))

                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security holders                -0-                         N/A                           -0-
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders             1,090,564                    $0.41                           -0-
------------------------------- ---------------------------- ---------------------------- ----------------------------

Total                                    1,090,564                    $0.41                           -0-
------------------------------- ---------------------------- ---------------------------- ----------------------------


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Distribution Agreement with The RiceX Company

Patricia McPeak, NutraStar's Chief Executive Officer, a director, and a principal shareholder, is a co-founder, a principal shareholder, and the former President and a former director of RiceX, and Daniel L. McPeak, her husband, is a co-founder, the current Chairman of the Board and Chief Executive Officer, and a principal shareholder of RiceX. See "Business - Product Supply."

On December 12, 2001, NTI entered into a revised 15-year agreement with RiceX to be the exclusive distributor of rice solubles and rice bran fiber concentrate in the United States and to have the exclusive rights to various patents and trademarks owned by RiceX. The exclusivity provisions of this agreement were terminated on July 9, 2002. However, the exclusive rights to various patents and trademarks owned by RiceX continue to be held by NutraStar pursuant to a separate license agreement. At December 31, 2002, NutraStar recorded patents and licenses in the net amount of $48,748 related to these exclusive rights.

In conjunction with the above agreement, RiceX cancelled certain indebtedness owed by NTI in exchange for 130,000 shares of Series A preferred stock and payment of $41,335 in interest. On January 15, 2002, RiceX and NutraStar entered into a Put/Call Agreement whereby RiceX can require NutraStar to repurchase the 130,000 shares of Series A preferred stock after July 15, 2002 in exchange for $130,000. NutraStar may also voluntarily repurchase the 130,000 shares of Series A preferred stock for $130,000 plus any accrued dividends thereon if NutraStar desires and is able to do so.

During the year ended December 31, 2002, NutraStar recorded no commissions revenue related to sales made by RiceX to customers of NutraStar. Purchases from RiceX were $441,143 or 93.3% of total purchases and $471,126 or 20% of total purchases for the years ended December 31, 2002 and 2001, respectively.

Loans From Officer and Related Parties

During the year ended December 31, 2001, NutraStar issued 300,000 Series A preferred shares to Patricia M. McPeak, Chairwoman and CEO in exchange for the cancellation of $300,000 of convertible promissory notes owed to her. This exchange was made at the then fair market value of $1.00 per share of Series A preferred.

During the year ended December 31, 2001, NutraStar entered into a non-interest-bearing loan agreement with Patricia McPeak, the CEO of NutraStar. Related to this agreement, NutraStar recorded a Due to Officer in the amount of $16,456 at December 31, 2002. During the year ended December 31, 2002 NutraStar issued a notes payable to Patricia McPeak aggregating $175,800 which bear interest at 10% per annum and are payable on demand.

On November 10, 2002 NutraStar borrowed $5,000 from an individual represented by a note payable bearing interests of 10% per annum and due on demand.

During the year ended December 31, 2001, certain operating expenses of NTI totaling $111,313 were paid by RiceX. NutraStar reimbursed these expenses, and at December 31, 2002, there were no amounts owed to RiceX.

Lease with RiceX

NutraStar leases its principal office space from RiceX pursuant to a five year sublease agreement which expires September 30, 2006. Current monthly lease payments are $5,358. Management believes the terms of this sublease are at least as favorable as terms which could have been obtained from an unaffiliated third party.

Promoters of NutraStar

Patricia McPeak and Edward Newton could be deemed promoters of NTI and now NutraStar. Ms. McPeak is the CEO of NutraStar and NTI and is the founder of NTI. She owns 13,164,336 shares of NutraStar common stock which amount does not include convertible preferred stock and exercisable options held by Ms. McPeak. Mr. Newton is a Vice President and Director of NutraStar and NTI and is the Corporate Secretary of NTI. Mr. Newton has been an officer and former Director of NTI since its formation.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 2(1)      Plan and Agreement of Exchange.
Exhibit 3.1(2)    Restated Articles of Incorporation filed March 28, 2001.
Exhibit 3.2(2)    Bylaws
Exhibit 3.3(5) Restated and Amended Articles of Incorporation dated December 11, 2001.
Exhibit 10.1(5) Executive Employment Agreement between NutraStar Incorporated and Patricia McPeak.
Exhibit 10.2(5)   Executive  Employment  Agreement  for Edward  Newton.
Exhibit 16.1(3) Letter on change in certifying accountant dated March 13, 2002.
Exhibit 16.2(4) Updated letter on change in certifying accountant dated March 25, 2002.
Exhibit 16.3(4) Letter on change in certifying accountant dated March 21, 2002.
Exhibit 99.1 Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2 Certification by CFO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.3 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)  Reports on Form 8-K filed during the quarter ended December 31, 2002: None


                        ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this Form 10-KSB.

There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect the internal controls subsequent to the date the Company carried out its evaluation.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NUTRASTAR INCORPORATED

Date: April 14, 2003               By    /s/ Patricia McPeak
                                         ----------------------
                                         Patricia McPeak
                                         President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                              Date
---------                         -----                              ----

/s/ Patricia McPeak
--------------------
Patricia McPeak         Chairman of the Board and                April 14, 2003
                        President

/s/ Edward G. Newton
--------------------
Edward G. Newton        Secretary                                April 14, 2003

/s/ James W. Kluber
--------------------
James W. Kluber        Chief Financial Officer                   April 14, 2003
                       (Principal Financial and Accounting Officer)