Form 10QSB
period 2003-03-31
NUTRASTAR INC
filed 2003-05-20
CIK 1063537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                         Commission File Number 0-32565

                             NUTRASTAR INCORPORATED
                             ----------------------
       (Exact name of small business issuer as specified in its charter)



               CALIFORNIA                                87-0673375
------------------------------------------     -----------------------------
     (State of other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification Number)


        1261 Hawk's Flight Court
       El Dorado Hills, California                          95762
------------------------------------------     -----------------------------
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


Common stock, no par value, 25,598,547 issued and outstanding as of May 16, 2003.

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS.........................................1

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS..17

        ITEM 3.  CONTROLS AND PROCEDURES.....................................22

PART II - OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS...........................................23

        ITEM 2.  CHANGES IN SECURITIES.......................................23

        ITEM 5.  OTHER INFORMATION...........................................24

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................24

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                               TABLE OF CONTENTS
                                                      March 31, 2003 (unaudited)

--------------------------------------------------------------------------------


                                                                         Page
CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

       Condensed, Consolidated Balance Sheet                              3-4

       Condensed, Consolidated Statements of Operations                    5

       Condensed, Consolidated Statements of Cash Flows                   6-7

       Notes to Condensed, Consolidated Financial Statements            8 - 16

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                      March 31, 2003 (unaudited)
--------------------------------------------------------------------------------


                                     ASSETS

Current assets
      Cash                                                              $ 37,982
      Accounts receivable                                                123,091
      Inventory                                                           30,271

      Prepaid expenses                                                     5,417
                                                                        --------

          Total current assets                                           196,761

Property and equipment, net                                              125,857
Patents and trademarks, net                                               48,789
Goodwill                                                                 250,001
                                                                        --------

                Total assets                                            $621,408
                                                                        ========

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                      March 31, 2003 (unaudited)
--------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
      Accounts payable                                              $   730,942
      Accrued salaries and benefits                                     127,978
      Deferred compensation                                             438,846
      Accrued expenses                                                   37,862
      Customer deposits                                                  50,112
      Due to officer                                                     19,517
      Due to related party                                               26,772
      Notes payable - related party                                     336,222
      Note payable                                                       50,000
                                                                    -----------

          Total current liabilities                                   1,818,251

Put option                                                              130,000
                                                                    -----------

             Total liabilities                                        1,948,251
                                                                    -----------

Commitments and contingencies

Convertible, redeemable series A preferred stock,
      no par value, $1 stated value
          3,000,000 shares authorized
          2,144,707 (unaudited) shares issued and outstanding         2,098,463
                                                                    -----------

Shareholders' deficit
      Common stock, no par value
          50,000,000 shares authorized
          24,791,404 (unaudited) shares issued and outstanding        5,540,796
      Committed common stock                                            571,674
      Deferred compensation                                            (840,197)
      Accumulated deficit                                            (8,697,579)
                                                                    -----------

             Total shareholders' deficit                             (3,425,306)
                                                                    -----------

                Total liabilities and shareholders' deficit         $   621,408
                                                                    ===========


                                           NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                  CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
                                              For the Three Months Ended March 31,
----------------------------------------------------------------------------------

                                                          2003            2002
                                                      ------------    ------------
                                                      (unaudited)     (unaudited)
Net sales                                             $    225,991    $    294,357

Cost of goods sold                                         127,399         182,472
                                                      ------------    ------------

Gross profit                                                98,592         111,885

Operating expenses                                         462,607       1,181,468
                                                      ------------    ------------

Loss from operations                                      (364,015)     (1,069,583)
                                                      ------------    ------------

Other income (expense)

      Interest income                                         --               600

      Interest expense                                     (17,191)           (740)
                                                      ------------    ------------


          Total other income (expense)                     (17,191)           (140)
                                                      ------------    ------------

Net loss                                                  (381,206)     (1,069,723)


Cumulative preferred dividends                              37,532            --
                                                      ------------    ------------

Net loss attributable to common shareholders          $   (418,738)   $ (1,069,723)
                                                      ============    ============

Basic and diluted loss attributable to common
      shareholders per common share                   $      (0.02)   $      (0.05)
                                                      ============    ============

Weighted-average number of common shares
      used to compute basic and diluted loss
      attributable to common shareholders per share     24,190,849      21,649,520
                                                      ============    ============




                                                   NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                          CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      For the Three Months Ended March 31,

------------------------------------------------------------------------------------------
                                                                   2003           2002
                                                                -----------    -----------
                                                                (unaudited)    (unaudited)
Cash flows from operating activities
      Net loss                                                  $  (381,206)   $(1,069,723)
      Adjustments to reconcile net loss to net cash
          used in operating activities
             Depreciation and amortization                           32,297         29,982

             Non-cash issuances of committed stock                     --          137,250

             Non-cash issuances of stock options                       --          342,702

             Amortization of deferred compensation                   33,076           --
             (Increase) decrease in
                 Accounts receivable                               (115,818)       (32,892)
                 Inventory                                           12,424       (100,080)
                 Prepaid expenses                                    21,763        (13,873)

                 Deposits                                              --           44,576
             Increase (decrease) in
                 Accounts payable                                    16,611        142,280
                 Accrued salaries and benefits                       24,392         27,563

                 Deferred compensation                              112,884           --
                 Accrued expenses                                     8,800         (1,715)

                 Customer deposits                                    5,796           --
                 Due to officer                                      (7,077)       (19,270)

                 Due to related party                                (3,617)          --
                                                                -----------    -----------

                    Net cash used in operating activities          (239,675)      (513,200)
                                                                -----------    -----------

Cash flows from investing activities

      Purchase of property and equipment                               --          (41,124)
      Purchase of patents and trademarks                             (2,483)        (7,558)
                                                                -----------    -----------

                    Net cash used in investing activities            (2,483)       (48,682)
                                                                -----------    -----------

Cash flows from financing activities
      Proceeds from notes payable - related party                   240,422        100,000

      Principal payments on notes payable - related party           (85,000)          --

      Proceeds from the issuance of common stock                     90,000           --

      Proceeds from the issuance of committed common stock             --          100,000
                                                                -----------    -----------




                                                   NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                          CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      For the Three Months Ended March 31,

------------------------------------------------------------------------------------------


                    Net cash provided by financing activities       245,422        200,000
                                                                -----------    -----------

                       Net increase (decrease) in cash          $     3,264    $  (361,882)

Cash, beginning of period                                            34,718        405,502
                                                                -----------    -----------

Cash, end of period                                             $    37,982    $    43,620
                                                                ===========    ===========


Supplemental disclosures of cash flow information

      Interest paid                                                    --             --
                                                                ===========    ===========


      Income taxes paid                                                --      $     1,600
                                                                ===========    ===========


                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                      March 31, 2003 (unaudited)

--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         General
         -------
         NutraStar Incorporated ('NutraStar"), a California corporation, markets proprietary whole food dietary supplements derived from nutrient-dense stabilized rice bran (a nutraceutical) produced by an affiliated company, The RiceX Company ("RiceX"), a current shareholder and a publicly traded company. The Company (as defined in Note 2) has a license to distribute certain derivatives of RiceX's stabilized rice bran, as well as valued-added rice bran products in the United States of America.

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

         For internal reporting purposes, management segregates the Company into two segments: (1) NutraStar, including the transactions of TheraFoods(R), NutraCea(R), and NutraBeauticals(R), and (2) NutraGlo(R).

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                      March 31, 2003 (unaudited)

--------------------------------------------------------------------------------

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

         Basis of Presentation
         ---------------------
         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

         Deferred Compensation
         ---------------------
         Deferred compensation at March 31, 2003 consisted of salaries payable to employees of the Company that have been earned, but not paid.

         Advertising Expense
         -------------------
         The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the three months ended March 31, 2003 and 2002 was $1,973 and $20,346, respectively.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                      March 31, 2003 (unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Reclassifications
         -----------------
         Certain amounts included in the prior period financial statements have been reclassified to conform with the current period presentation. Such reclassifications did not have any effect on reported net loss.

         Concentrations of Credit Risk
         -----------------------------
         The Company sells its services throughout the United States, extends credit to its customers, and performs ongoing credit evaluations of such customers. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.

         On May 1, 2001, the Company entered into a three-year, exclusive distribution agreement with a customer, in which the customer is required to purchase a minimum of 90,000 pounds of the Company's product on or before July 1, 2001, 120,000 pounds before September 1, 2002, 275,000 pounds between September 1, 2002 and August 31, 2003, and 350,000 pounds between September 1, 2003 and August 31, 2004. During the three months ended March 31, 2003, sales to this customer totaled $203,574 (90% of net sales). During the three months ended March 31, 2002, sales to this customer totaled $153,546 (52% of net sales).


NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 2003 consisted of the following:

                  Furniture and equipment                    $         18,417
                  Software                                            347,773
                                                             ----------------

                                                                      366,190
                  Less accumulated depreciation                       240,333
                                                             ----------------

                      Total                                  $        125,857
                                                             ================

          Depreciation expense was $29,855 and $26,946 for the three months ended March 31, 2003 and 2002, respectively.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                      March 31, 2003 (unaudited)

--------------------------------------------------------------------------------


NOTE 4 - PATENTS AND TRADEMARKS

         Patents and trademarks at March 31, 2003 consisted of the following:

                  Patents                                 $         91,882
                  Trademarks                                        52,259
                                                          ----------------

                                                                   144,141
                  Less loss reserve                                 75,359
                  Less accumulated amortization                     19,993
                                                          ----------------

                      Total                               $         48,789
                                                          ================

          At March 31, 2003, $505 of the Company's patents and trademarks had been purchased from a related party.

          The Company recorded a loss reserve totaling $75,359 as of March 31, 2003 related to the impairment of certain patents.

          Amortization expense was $2,442 and $3,036 for the three months ended March 31, 2003 and 2002, respectively. Future estimated, aggregate amortization expense at March 31, 2003 was as follows:

                    12 Months
                       Ended
                     March 31,
                     ---------

                      2004                              $       9,696
                      2005                                      9,696
                      2006                                      9,696
                      2007                                      9,696
                                                        -------------

                           Total                        $      38,784
                                                        =============


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

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                      March 31, 2003 (unaudited)

--------------------------------------------------------------------------------

NOTE 5 - GOODWILL (Continued)

         Cash flow projections are based on historical experience, management's view of growth within the industry, and the anticipated future economic environment. Since the Company purchased the remaining 20% of NutraGlo on December 12, 2001, amortization expense was not recorded as of December 31, 2001. As such, the transitional disclosure provisions of SFAS No. 142 do not apply.


NOTE 6 - NOTES PAYABLE - RELATED PARTIES

          Notes payable - related parties at March 31, 2003 consisted of the following:



 Notes payable to the Chief Executive Officer, bearing interest
     at 10% per annum and due on demand.                            $    201,222

 Notes payable to a related party, bearing interest at 8% per annum, collateralized by all of the assets of the Company,
     and due on May 6, 2003.                                              90,000

 Notepayable to a related  party,  bearing  interest  at 2% per month, collateralized by 400,000 shares of the Company's
     common stock, and due on June 3, 2003.                               40,000

 Notepayable to a related  party,  bearing  interest  at 2% per month, collateralized by 50,000 shares of the Company's
     common stock, and due on June 8, 2003.                                5,000
                                                                    ------------

          Total                                                     $    336,222
                                                                    ============


NOTE 7 - NOTE PAYABLE

         The note payable at March 31, 2003 amounted to $50,000 to a third party, bearing interest at 2% per month, secured by 634,121 shares of preferred stock, and due on September 20, 2003.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                      March 31, 2003 (unaudited)

--------------------------------------------------------------------------------

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

         Consulting Agreement
         --------------------
         On March 5, 2003, the Company entered into a consulting agreement for certain consulting services. As compensation for any funding, the consultants are to be paid 7.5% of any cash received, 2.5% in value of such funding in common stock of the Company, based on the closing price on the day any agreement is signed, and a warrant to purchase one share of the Company's common stock for every dollar funded. The warrants are exercisable at $0.50 per share on or before three years from the anniversary of any funding.

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

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                      March 31, 2003 (unaudited)

--------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

         Litigation (Continued)
         ----------
         Certain of the Company's accounts receivable as of March 31, 2003 have been attached to secure an accounts payable balance to MISI of $186,666 as of March 31, 2003. Management believes that the settlement of this case may have a material effect on the Company's cash flows, but is unable to quantify such effect at this time.

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

         In addition, the Chief Executive Officer entered into an escrow agreement to ensure the automatic forfeiture of the common stock and entered into a guarantee to be personally responsible to Faraday for the original $500,000 loan amount, plus 12% interest per annum. As of March 31, 2003, management believes the maximum exposure for the Company is approximately $500,000, plus interest and fees.

         The Company was involved in litigation with several potential investors. The plaintiffs requested a return of $750,000 in funds deposited with the Company, representing potential permanent investments. These matters have been resolved in connection with the acquisition of Alliance during December 2001. As of March 31, 2003, there were not any additional liabilities related to these matters.

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

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                      March 31, 2003 (unaudited)

--------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

         Litigation (Continued)
         ----------
         Instead, the Company applied such funds to a subsequent private placement that the Company conducted, in which shares of the Company's common stock were issued for the $320,000 investment. The Company has offered full refunds to all people who provided monies to the Company. There are not any assurances that federal and/or state securities authorities will not investigate and possibly bring an action against the third party who solicited the funds and the Company.


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

         The Company may redeem any and all outstanding shares of Series A preferred stock. Upon the five-year anniversary of the date of issuance, the Company is required to redeem all of its outstanding shares of Series A preferred stock at $1 per share, plus all accrued and unpaid dividends declared. As of March 31, 2003, cumulative dividends totaled $187,661.

         Common Stock
         ------------
         During the three months ended March 31, 2002, the Company issued 1,033,333 shares of common stock for cash totaling $90,000.

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                      March 31, 2003 (unaudited)

--------------------------------------------------------------------------------

NOTE 10 - SHAREHOLDERS' DEFICIT (Continued)

         Options
         The expense, if any, of stock options issued to employees is recognized over the shorter of the term of service or vesting period. The expense of stock options issued to consultants or other third parties are recognized over the term of service. In the event services are terminated early, the entire amount is recognized. The unamortized portion of the expense to be recognized is recorded as deferred compensation.


NOTE 11 - LINES OF BUSINESS

         For internal reporting purposes, management segregates the Company into two segments as follows for the three months ended March 31, 2003 and 2002:

                                                       2003
                                --------------------------------------------------
                                   NutraStar        NutraGlo        Eliminations          Total
                                ---------------  ----------------  ---------------  ----------------
         Net sales              $        13,304  $        212,687  $             -  $        225,991
         Income (loss) from
           operations           $      (416,017) $         52,002  $             -  $       (364,015)
         Identifiable assets    $       230,299  $        619,912  $      (228,803) $        621,408
         Capital expenditures   $             -  $              -  $             -  $              -
         Depreciation and
           amortization         $        32,297  $              -  $             -  $         32,297

                                                       2002
                                --------------------------------------------------
                                   NutraStar        NutraGlo        Eliminations          Total
                                ---------------  ----------------  ---------------  ----------------

         Net sales              $       271,615  $         22,742  $             -  $        294,357
         Loss from operations   $    (1,007,415) $        (62,168) $             -  $     (1,069,583)
         Identifiable assets    $       659,393  $        543,132  $      (182,137) $      1,020,388
         Capital expenditures   $        41,124  $              -  $             -  $         41,124
         Depreciation and
           amortization         $        29,982  $              -  $             -  $         29,982


NOTE 12 - SUBSEQUENT EVENT

         In April 2003, the Company sold 307,143 shares of common stock for cash totaling $21,500.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operation

Three Month Period Ended March 31, 2003 versus 2002
---------------------------------------------------

During the quarter ended March 31, 2003, NutraStar generated net sales of $225,991 compared to $294,357 for the same quarter of 2002, a decrease of 23% in comparison to the first quarter of last year. The decrease was caused by several factors including certain key customers deferring purchases to a later date, a loss of certain customers choosing to obtain their stabilized rice brand from the RiceX Company ("RiceX") and an overall lack of working capital which prevented the Company from aggressively pursuing its marketing plan. Since July 2002 the Company's primary supplier, RiceX, has required cash on delivery for products sold to the Company.

The cost of goods sold for the quarter ended March 31, 2003 decreased 30% to $127,399 to $182,472 for the quarter ended March 31, 2002. This decrease reflects the reduced production of products for resale during the first quarter of 2003 due to the lack of adequate rice soluble inventory caused by the COD nature of purchases from RiceX. The Company's gross profit decreased to $98,592 for the quarter ended March 31, 2003 compared to $111,885 for the quarter ended March 31, 2002; while the gross profit margin increased from 38% in the first quarter of 2002 to 43.6% in the same period of 2003. This increase reflects the Company's focus on selling its own higher margin products as compared to the cross-selling of RiceX products.

Operating expenses declined 61% to $462,607 in the first quarter of 2003 compared to the same quarter in fiscal year 2002 which had operating expenses of $1,181,468. This decrease reflects the Company's decrease in employee related expenses of $55,000 compared to the same quarter of 2002 and a decrease of approximately $700,000 in cash and non-cash payments of professional and consulting fees and non-cash employee compensation. The higher professional and consulting fees in the first quarter of 2002 relate to the Company's exchange reorganization and associated expenses.

The Company incurred an operating loss of $364,015 during the quarter ended March 31, 2003 compared to an operating loss of $1,069,583 during the quarter ended March 31, 2002. This 66% decrease in operating loss reflects the significant decrease in operating expenses relating to the Company's reduced business operations, coupled with the Company's cost cutting initiatives during the most recent quarter.

During the quarter ended March 31, 2003, the Company recognized a sharp increase in interest expense to $17,191, which reflects interest paid on short-term promissory notes and other debt instruments outstanding during the quarter compared to only $740 for the quarter ended March 31, 2002. This expense resulted in the Company's overall net loss for the first quarter of 2003 to $381,206 compared to a net loss of $1,069,723 recorded for the comparable quarter of 2002. NutraStar also recognized accrued cumulative preferred dividends of $37,532 which increased the net loss attributable to common shareholders to $418,738 for the quarter ended March 31, 2003.

During the three months ended March 31, 2003, the Company sold approximately 90% of its net sales to one customer. During the same period of 2002, this customer represented approximately 52% of net sales.

Liquidity and Sources of Capital

NutraStar has incurred significant operating losses since its inception, and, as of March 31, 2003 NutraStar has an accumulated deficit of $8,697,579. At March 31, 2003, NutraStar had cash and cash equivalents of $37,982 and a net working capital deficit of $1,621,490.

To date, NutraStar has funded its operations, in addition to sales revenues, through a combination of short-term debt and the issuance of common and preferred stock. During the quarter ended March 31, 2003, NutraStar raised a total of $240,422 from promissory notes. The interest rate on these promissory notes ranged from 8% to 24% per annum with two of the notes also being collateralized by a total of 450,000 shares of the Company's common stock. The Company also raised $90,000 from the sale of 1,033,333 shares of its common stock. During the quarter, NutraStar also agreed to collateralize a previous loan of $50,000 (plus $13,412 of accrued interest) with 634,121 shares of the Company's Series A preferred stock. For the three months ended March 31, 2003, NutraStar also changed the due dates on $180,800 of promissory notes from a specified due date to due-on-demand. This change was deemed necessary to avoid a default on some maturing notes. All of the loans made to the Company came from proceeds of notes payable to the Chairperson of NutraStar or other related parties. The Company has also conserved cash by deferring approximately $113,000 of compensation expenses. The Company will continue to pursue cost cutting or expense deferral strategies in order to conserve working capital. These strategies will limit the Company's implementation of its business plan and increase the future liabilities of the Company.

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

On March 5, 2003, the Company entered into a consulting agreement with Recap Marketing for the purpose of assisting the Company in identifying and negotiating additional sources of capital to fund the Company's operations. The consultants will receive compensation of 7.5% of any cash proceeds received and an additional 2.5% of any proceeds received in the form of common stock of the Company. In addition, the consultants will receive one warrant for each dollar raised. The warrants are exercisable at $0.50 per share with a term of three years.

Due to the  Company's  need for outside  capital and its operating  losses,  the
financial   statements   include  a  going  concern   footnote   explaining  the
uncertainties relating to the Company's ability to continue operations.

Contract With Key Supplier

NutraStar had entered into an agreement with The RiceX Company ("RiceX"), whereby RiceX would sell NutraStar its rice bran solubles and rice bran fiber complex at prices equal to the lower of RiceX's standard price or the price negotiated by other customers for like quantities and products (the "RiceX Agreement"). The RiceX Agreement also provided that RiceX would not sell any rice bran solubles or rice bran fiber concentrate products in the United States except to NutraStar. On July 9, 2002, this Agreement was terminated. As a result of this termination, NutraStar no longer has the right to be the exclusive distributor of the RiceX rice solubles and rice bran fiber concentrates in the United States; however, NutraStar has continued to buy such products from RiceX on a nonexclusive basis.

The RiceX Agreement also provided for a license from RiceX to NutraStar for the domestic use of four patents relating to the use of rice bran supplements to help treat diabetes and hyperlipidemia. Due to the fact that Ms. McPeak is a co-inventor of these patents and NutraStar has been primarily responsible for prosecuting such patents during the past two years, NutraStar has raised the issue of possible ownership rights in such patents. Although discussions have been held with RiceX regarding NutraStar's possible competing ownership rights, no resolution or formal action has yet occurred. NutraStar will continue to be allowed to utilize these patents until a new use arrangement can be negotiated.

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

Critical Accounting Policies

NutraStar's discussion and analysis of its financial conditions and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements require managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, NutraStar evaluates its estimates, including, but not limited to, those related to revenue recognition. The Company uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. NutraStar believes that the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

Revenue recognition
-------------------

NutraStar is required to make judgments based on historical experience and future expectations, as to the reliability of shipments made to its customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," and related guidance. NutraStar makes these assessments based on the following factors: i) customer-specific information, ii) return policies, and iii) historical experience for issues not yet identified.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business including claims by certain of its vendors.

Information regarding current litigation is set forth in Note 9 of the Notes to Condensed, Consolidated Financial Statements included in Part I, Item 1 of this report.

ITEM 2.  CHANGES IN SECURITIES

During the quarter, NutraStar agreed to collateralize a previously unsecured loan of $50,000 (plus $13,412 of accrued interest) with 634,121 shares of the Company's Series A Preferred Stock. During the quarter NutraStar also changed the due dates on $180,800 of promissory notes from a specified due date to due-on-demand.

Sales of Unregistered Securities During the Quarter

On January 30, 2003, the Company entered into a promissory note agreement for $20,422 with the Chief Executive Officer of the Company. The note bears interest at 10% per annum and is due on demand.

On February 7, 2003, the Company entered into a promissory note agreement for $90,000 with the Chief Executive Officer of the Company. The note bears interest at 8% per annum, is collateralized by all of the assets of the Company, and is due on May 6, 2003.

On February 18, 2003, the Company entered into a promissory note agreement for $60,000 with the Chief Executive Officer of the Company. The note bears interest at 10% per annum and is due on March 18, 2003.

On March 5, 2003, the Company entered into a promissory note agreement for $40,000 with a related party. The note bears interest at 2% per month, is collateralized by 400,000 shares of the Company 's common stock, and is due on June 3, 2003.

On March 10, 2003, the Company entered into a promissory note agreement for $5,000 with a related party. The note bears interest at 2% per month, is collateralized by 50,000 shares of the Company 's common stock, and is due on June 8, 2003.

On March 31, 2003, the Company sold 1,033,333 shares of its common stock to two individuals for total proceeds of $90,000.

All of the above issuances of promissory notes or stock were made without any public solicitation, to a limited number of accredited investors or related individuals or entities and were acquired for investment purposes only. Each of the individuals or entities had access to information about the Company and were deemed capable of protecting their own interests. The notes and stock were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933. These are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the notes evidencing the loans and the stock certificates bear a legend stating the restrictions on resale.

ITEM 5.  OTHER INFORMATION

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

Due to financial constraints, Danny Lowell, the Company's Chief Information Officer, was laid-off effective February 18, 2003.

Subsequent to the end of the quarter reported herein, the Company hired John Howell as its new President and Chief Operating Officer. Mr. Howell brings extensive experience in corporate restructuring most recently having worked with Kingdom Ventures, Inc. in Nevada. These positions were assumed from Patricia McPeak who remains Chairperson of the Board of Directors and Chief Executive Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

               (i) 99.1 - Certification by CEO and CFO pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NUTRASTAR INCORPORATED


Dated:  May 19, 2003                       s/s   James Kluber
                                           ----------------------------------
                                           James Kluber, Authorized Officer and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

               CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-QSB

I, Patricia M. Peak, certify that:

1.  I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  NutraStar
Incorporated ("Registrant");

2 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 19, 2003


                                        /s/ Patricia McPeak
                                        ----------------------------------------
                                        Patricia McPeak, Chief Executive Officer

               CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-QSB

I, James Kluber, certify that:

1.  I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  NutraStar
Incorporated ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 19, 2003


                                      /s/   James Kluber
                                      -------------------------------------
                                      James Kluber, Chief Financial Officer