Form 10QSB
period 2003-06-30
NUTRASTAR INC
filed 2003-08-19
CIK 1063537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                         Commission File Number 0-32565
                                                -------

                                    NUTRACEA
                                    --------
        (Exact name of small business issuer as specified in its charter)



              CALIFORNIA                               87-0673375
     ------------------------------          ------------------------------
    (State of other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification Number)


       1261 Hawk's Flight Court
      El Dorado Hills, California                         95762
     ------------------------------          ------------------------------
(Address of Principal Executive Offices)                (Zip Code)


                    Issuer's telephone number: (916) 933-7000
                                               --------------

                             NUTRASTAR INCORPORATED
                             ----------------------
                                  (Former name)


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

Common stock, no par value, 28,087,721 issued and outstanding as of July 31, 2003.

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION.................................................1

      ITEM 1. FINANCIAL STATEMENTS.............................................1

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.....24

      ITEM 3.  CONTROLS AND PROCEDURES........................................29

PART II - OTHER INFORMATION...................................................30

      ITEM 1.  LEGAL PROCEEDINGS..............................................30

      ITEM 5.  OTHER INFORMATION..............................................31

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................32

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

       Condensed, Consolidated Balance Sheet                              2

       Condensed, Consolidated Statements of Operations                   4

       Condensed, Consolidated Statements of Cash Flows                   5

       Notes to Condensed, Consolidated Financial Statements              8

                                                                        NUTRACEA
                                               (formerly NUTRASTAR INCORPORATED)
                                                                AND SUBSIDIARIES
                                           Condensed, Consolidated Balance Sheet
                                                       June 30, 2003 (unaudited)



                                     ASSETS
Current assets
             Cash                                                       $184,309
             Accounts receivable                                          10,081
             Inventory, net                                               98,850
             Prepaid expenses                                              5,151
                                                                        --------

                    Total current assets                                 298,391

Property and equipment, net                                               97,644
Patents and trademarks, net                                               48,964
Goodwill                                                                 250,001
Deposits                                                                  64,254
                                                                        --------

                        Total assets                                    $759,254
                                                                        ========

                                                                        NUTRACEA
                                               (formerly NUTRASTAR INCORPORATED)
                                                                AND SUBSIDIARIES
                                           Condensed, Consolidated Balance Sheet
                                                       June 30, 2003 (unaudited)


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
      Accounts payable                                              $   742,045
      Due to factor                                                     103,066
      Accrued salaries and benefits                                      34,047
      Deferred salaries                                                 376,677
      Accrued expenses                                                  101,740
      Due to related parties                                             33,949
      Customer deposits                                                 179,132
      Convertible notes payable                                         156,700
      Notes payable - related parties                                   246,222
                                                                    -----------

         Total current liabilities                                    1,973,578

Put option                                                              130,000
                                                                    -----------

             Total liabilities                                        2,103,578
                                                                    -----------

Commitments and contingencies

Convertible, redeemable series A preferred stock,
      no par value, $1 stated value
         3,000,000 shares authorized
         2,144,707 shares issued and outstanding                      2,135,995
                                                                    -----------

Shareholders' deficit
      Common stock, no par value
         50,000,000 shares authorized
         26,633,547 shares issued and outstanding                     5,721,095
      Common stock committed                                            524,424
      Deferred compensation                                            (659,912)
      Accumulated deficit                                            (9,065,926)
                                                                    -----------

             Total shareholders' deficit                             (3,480,319)
                                                                    -----------

                 Total liabilities and shareholders' deficit        $   759,254
                                                                    ===========

                                                                                          NUTRACEA
                                                                (formerly NUTRASTAR INCORPORATED )
                                                                                  AND SUBSIDIARIES
                                                  Condensed, Consolidated Statements of Operations
                             For the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)



                                      For the Three Months Ended      For the Six Months Ended
                                              June 30,                        June 30,
                                     ----------------------------    ----------------------------
                                         2003            2002            2003            2002
                                     ------------    ------------    ------------    ------------
Revenues
            Net sales                $    349,441    $    536,370    $    575,432    $    830,727

Cost of goods sold                        195,721         371,526         323,120         553,998
                                     ------------    ------------    ------------    ------------

Gross profit                              153,720         164,844         252,312         276,729
Operating expenses                        461,849         772,864         924,456       1,954,332
                                     ------------    ------------    ------------    ------------

Loss from operations                     (308,129)       (608,020)       (672,144)     (1,677,603)
                                     ------------    ------------    ------------    ------------

Other income (expense)

            Interest income                  --              --              --               204
            Interest expense              (22,686)         (5,024)        (39,877)         (5,368)
                                     ------------    ------------    ------------    ------------

                Total other income
                   (expense)              (22,686)         (5,024)        (39,877)         (5,164)
                                     ------------    ------------    ------------    ------------

Net loss                                 (330,815)       (613,044)       (712,021)     (1,682,767)
Cumulative preferred
            dividend                      (37,532)        (36,483)        (75,064)        (72,965)
                                     ------------    ------------    ------------    ------------

Net loss available to
            common shareholders      $   (368,347)   $   (649,527)   $   (787,085)   $ (1,755,732)
                                     ============    ============    ============    ============

Basic and diluted loss
            available to common
            shareholders per share   $      (0.01)   $      (0.03)   $      (0.03)   $      (0.08)
                                     ============    ============    ============    ============

Basic and diluted weighted-
            average shares
            outstanding                25,222,801      21,649,520      24,708,709      21,649,520
                                     ============    ============    ============    ============

                                                4



                                                                               NUTRACEA
                                                     (formerly NUTRASTAR INCORPORATED )
                                                                       AND SUBSIDIARIES
                                        Condensed, Consolidated Statements of Cash Flow
                            For the Six Months Ended June 30, 2003 and 2002 (unaudited)


                                                               2003            2002
                                                            -----------    -----------
Cash flows from operating activities
      Net loss                                              $  (712,021)   $(1,682,767)
      Adjustments to reconcile net loss to net cash
         used in operating activities
             Depreciation and amortization                       64,100         62,380
             Inventory obsolescence                                --            8,702
             Loss reserve for patents and trademarks               --           66,678
             Amortization of deferred compensation               44,006        155,980
             Non-cash issuances of stock options                 24,750        221,688
             Non-cash issuances of warrants                        --              850
             Non-cash issuances of committed stock                 --          162,500
             (Increase) decrease in
                Accounts receivable                              (2,808)       (78,283)
                Inventory                                       (56,155)       (46,430)
                Prepaid expenses                                 22,029         (8,776)
                Deposits                                        (64,254)       316,071
             Increase (decrease) in
                Accounts payable                                 57,713        147,122
                Due to factor                                   103,066           --
                Accrued salaries and benefits                   (17,145)        19,015
                Deferred salaries                               282,869         93,462
                Accrued expenses                                (10,104)        41,353
                Customer deposits                               134,816           --
                Due to related parties                            7,355        (21,778)
                                                            -----------    -----------

                    Net cash used in operating activities      (121,783)      (542,233)
                                                            -----------    -----------

Cash flows from investing activities
      Purchase of property and equipment                         (1,103)       (66,149)
      Purchase of patents and trademarks                         (5,145)       (11,304)
                                                            -----------    -----------

                    Net cash used in investing activities        (6,248)       (77,453)
                                                            -----------    -----------


                                           5



                                                                            NUTRACEA
                                                   (formerly NUTRASTAR INCORPORATED)
                                                                    AND SUBSIDIARIES
                                     Condensed, Consolidated Statements of Cash Flow
                         For the Six Months Ended June 30, 2003 and 2002 (unaudited)


                                                                 2003         2002
                                                              ---------    ---------
Cash flows from financing activities
     Principal payments on notes payable                      $ (50,000)   $    --

     Proceeds from convertible note payable                     156,700         --
     Proceeds from notes payable - related parties              275,422      100,000

     Payments on notes payable - related parties               (210,000)        --
     Proceeds from issuance of common stock                     104,500      125,000

     Proceeds from exercise of stock options                      1,000         --
                                                              ---------    ---------

                  Net cash provided by financing activities     277,622      225,000
                                                              ---------    ---------

                      Net increase (decrease) in cash           149,591     (394,686)

Cash, beginning of period                                        34,718      405,502
                                                              ---------    ---------

Cash, end of period                                           $ 184,309    $  10,816
                                                              =========    =========


Supplemental disclosures of cash flow information

     Interest paid                                            $   2,524    $   2,875
                                                              =========    =========

     Income taxes paid                                        $    --      $    --
                                                              =========    =========



                                                                        NUTRACEA
                                               (formerly NUTRASTAR INCORPORATED)
                                                                AND SUBSIDIARIES
                                 Condensed, Consolidated Statements of Cash Flow
                     For the Six Months Ended June 30, 2003 and 2002 (unaudited)


Supplemental schedule of non-cash financing activities
During the six months ended June 30, 2003, the Company issued 35,000 shares of common stock from committed stock totaling $47,250.

During the six months ended June 30, 2003, the Company issued options to purchase 2,745,000 shares of common stock at exercise prices ranging from $0.001 to $0.07 per share to employees in lieu of deferred salaries totaling $232,154.

Due to the termination of certain employees during the six months ended June 30, 2003, the Company recorded a reversal of deferred compensation totaling $243,605.

In June 2003, the Company issued options to purchase 329,000 shares of common stock at an exercise price of $0.001 to a consultant as payment on accounts payable totaling $23,000

                                                                        NUTRACEA
                                              (formerly NUTRASTAR INCORPORATED )
                                                                AND SUBSIDIARIES
                           Notes to Condensed, Consolidated Financial Statements
                                                       June 30, 2003 (unaudited)


NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         General
         -------
         NutraStar Incorporated ("NutraStar"), a California corporation, markets proprietary whole food dietary supplements derived from nutrient-dense stabilized rice bran (a nutraceutical) produced by an affiliated company, The RiceX Company ("RiceX"), a current shareholder and a publicly traded company. The Company (as defined in Note 2) distributes certain derivatives of RiceX's stabilized rice bran, as well as valued-added rice bran products.

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

         Effective August 12, 2003, NutraStar's name was changed to NutraCea ("NutraCea").

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

                                                                        NUTRACEA
                                              (formerly NUTRASTAR INCORPORATED )
                                                                AND SUBSIDIARIES
                           Notes to Condensed, Consolidated Financial Statements
                                                       June 30, 2003 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of NutraCea and its wholly owned subsidiaries, NutraStar Technologies Incorporated and NutraGlo(R) (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

         Basis of Presentation
         ---------------------
         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

         Deferred Salaries
         -----------------
         Deferred salaries at June 30, 2003 consisted of salaries payable to employees of the Company that have been earned, but not paid.

         Advertising Expense
         -------------------
         The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the six
         months   ended  June  30,  2003  and  2002  was  $1,973  and   $40,044,
         respectively.

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

                                                                        NUTRACEA
                                              (formerly NUTRASTAR INCORPORATED )
                                                                AND SUBSIDIARIES
                           Notes to Condensed, Consolidated Financial Statements
                                                       June 30, 2003 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         On May 1, 2001, the Company entered into a three-year, exclusive distribution agreement with a customer, in which the customer is required to purchase a minimum of 90,000 pounds of the Company's product on or before July 1, 2001, 120,000 pounds before September 1, 2002, 275,000 pounds between September 1, 2002 and August 31, 2003, and 350,000 pounds between September 1, 2003 and August 31, 2004. During the six months ended June 30, 2003, sales to this customer totaled $466,477 (81% of net sales). During the six months ended June 30, 2002, sales to this customer totaled $303,806 (37% of net sales).

         Major Customers
         ---------------
         During the six months ended June 30, 2003, the Company conducted business with two customers whose sales comprised of 81% and 10% of net sales. During the six months ended June 30, 2002, the Company conducted business with one customer whose sales comprised 10% of net sales. As of June 30, 2003, three customers accounted for 38%, 30%, and 17% of total accounts receivable. As of June 30, 2002, three customers accounted for 41%, 16%, and 13% of total accounts receivable.

         Recently Issued Accounting Pronouncements
         -----------------------------------------

          In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company's statements of earnings, financial position, or cash flows.

                                                                        NUTRACEA
                                              (formerly NUTRASTAR INCORPORATED )
                                                                AND SUBSIDIARIES
                           Notes to Condensed, Consolidated Financial Statements
                                                       June 30, 2003 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In May 2003,  the FASB  issued SFAS No.  150,  "Accounting  for Certain
         Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption of SFAS No. 150, the Company will reclassify its redeemable preferred stock as a liability.


NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 2003 consisted of the following:

                  Furniture and equipment                      $         19,520
                  Software                                              347,773
                                                               ----------------

                                                                        367,293
                  Less accumulated depreciation                         269,649
                                                               ----------------

                      Total                                    $         97,644
                                                               ================

          Depreciation expense was $59,171 and $57,097 for the six months ended June 30, 2003 and 2002, respectively.


NOTE 4 - PATENTS AND TRADEMARKS

         Patents and trademarks at June 30, 2003 consisted of the following:

                  Patents                                       $         94,544
                  Trademarks                                              52,259
                                                                ----------------

                                                                         146,803
                  Less loss reserve                                       75,359
                  Less accumulated amortization                           22,480
                                                                ----------------

                      Total                                     $         48,964
                                                                ================

                                                                        NUTRACEA
                                              (formerly NUTRASTAR INCORPORATED )
                                                                AND SUBSIDIARIES
                           Notes to Condensed, Consolidated Financial Statements
                                                       June 30, 2003 (unaudited)

NOTE 4 - PATENTS AND TRADEMARKS (continued)

          At June 30, 2003, $713 of the Company's patents and trademarks had been purchased from a related party.

          The Company recorded a loss reserve totaling $75,359 as of June 30, 2003 related to the impairment of certain patents.

         Amortization expense was $4,929 and $5,283 for the six months ended June 30, 2003 and 2002, respectively. Future estimated, aggregate amortization expense at June 30, 2003 was as follows:

                    12 Months
                       Ended
                     June 30,
                    ----------
                      2004                                    $      9,696
                      2005                                           9,696
                      2006                                           9,696
                      2007                                           9,696
                      2008                                           9,696
                      Thereafter                                       484
                                                               -----------

                           Total                               $    48,964
                                                               ===========


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

                                                                        NUTRACEA
                                              (formerly NUTRASTAR INCORPORATED )
                                                                AND SUBSIDIARIES
                           Notes to Condensed, Consolidated Financial Statements
                                                       June 30, 2003 (unaudited)

NOTE 6 - DUE TO FACTOR

         During the six months ended June 30, 2003, the Company entered into a non-recourse factoring agreement with a financial institution to factor certain of its accounts receivable. According to the agreement, the purchase price of qualifying accounts receivable will be up to 75% of the total outstanding purchase orders, plus a bonus based upon a certain percentage applied to the amount borrowed from the factor, depending on when the invoice is paid. A contingent reserve of 25% of the purchase price represents a hold-back to secure the performance, and the Company must meet various other conditions in accordance with the agreement. As of June 30, 2003, the Company recorded a due to factor of $103,066, which represents 29% of certain purchase orders factored.


NOTE 7 - CONVERTIBLE NOTES PAYABLE

         Convertible notes payable at June 30, 2003 consisted of the following:

                  Note payable - third party investor (a)     $        106,700
                  Note payable - shareholder (b)                        50,000
                                                              ----------------

                      Total                                   $        156,700
                                                              ================

         (a) At June 30, 2003, the Company maintained a note payable to a third party investor. The note payable is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.20 per share, bearing interest at 10% per annum and due on July 4, 2004. Upon conversion of the note payable, the holder will be entitled to receive one warrant to purchase common stock for each common share issued. The warrant will have an exercise price of $0.20 per share and will expire five years from the date of issuance.

         (b) At June 30, 2003, the Company maintained a note payable to a shareholder. The note payable is convertible at the option of the holder into shares of the Company's common shares at a conversion price of $0.20 per share, bearing interest at 10% per annum and due on July 19, 2004. Upon conversion of the note payable, the holder will be entitled to receive one warrant to purchase common stock for each common share issued. The warrant will have an exercise price of $0.20 per share and will expire five years from the date of issuance.

                                                                        NUTRACEA
                                              (formerly NUTRASTAR INCORPORATED )
                                                                AND SUBSIDIARIES
                           Notes to Condensed, Consolidated Financial Statements
                                                       June 30, 2003 (unaudited)

NOTE 8 - NOTES PAYABLE - RELATED PARTIES

         Notes  payable - related  parties  at June 30,  2003  consisted  of the following:
            Notes payable to the Chief Executive Officer, bearing interest
                at 10% per annum and due on demand.                          $    196,222

            Note payable to a related party, bearing interest at 10% per
                annum and due on demand.                                            5,000

            Notepayable to a related  party,  bearing  interest  at 2% per month, collateralized by 400,000 shares of the Company's
                common stock, and due on demand.                                   40,000

            Notepayable to a related  party,  bearing  interest  at 2% per month, collateralized by 50,000 shares of the Company's
                common stock, and due on demand.                                    5,000
                                                                             ------------

                     Total                                                   $    246,222
                                                                             ============


NOTE 9 - PUT OPTION

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


NOTE 10 - COMMITMENTS AND CONTINGENCIES

         Registration Statement
         ----------------------
         The Company will pay all of the costs connected with the registration on Form SB-2 related to the re-sale of up to 3,709,028 shares of common stock originally filed on June 4, 2002, except the holder of the common stock will pay all sales commissions or brokers' discounts and the fees and

                                                                        NUTRACEA
                                              (formerly NUTRASTAR INCORPORATED )
                                                                AND SUBSIDIARIES
                           Notes to Condensed, Consolidated Financial Statements
                                                       June 30, 2003 (unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

         Registration Statement (continued)
         ----------------------------------
         expenses of the holders' legal counsel or accountants, if any. This registration statement was withdrawn on June 10, 2003.

         Consulting Agreement
         --------------------
         On March 5, 2003, the Company entered into a consulting agreement for certain consulting services. As compensation for any funding, the consultant is to be paid 7.5% of any cash received, 2.5% in value of such funding in common stock of the Company, based on the closing price on the day any agreement is signed, and a warrant to purchase one share of the Company's common stock for every dollar funded. The warrants are exercisable at $0.50 per share on or before three years from the anniversary of any funding.

         Employment Agreements
         ---------------------
         In April 2003, the Company entered into a three-year employment agreement with its Chief Operating Officer, whereby the Company is to pay the officer a base salary of $10,000 per month. The agreement states that the first four months salary will be deferred, except for a 10% percentage bonus to be paid to the officer dependent upon certain reductions in monthly operation costs or conversion of debt into equity. The agreement also provides that the officer is entitled to an annual bonus based upon performance and a monthly car allowance of $500, beginning on the seventh month of employment. In addition, the officer was issued stock options to purchase 1,000,000 of the Company's common stock.

         Litigation
         ----------
         On April 4, 2002, a complaint was filed against the Company by Millennium Integrated Services, Inc. ("MISI"). MISI provided Web site development services to the Company at a cost of $204,405. MISI is seeking contract payment of $204,405, plus interest of $32,031 and damages for alleged conversion and misappropriation of trade secrets. On April 9, 2002, MISI filed a Motion for a Writ of Attachment that would allow MISI to seize and hold the Company's assets worth $236,436, pending the resolution of the lawsuit. This Writ of Attachment was granted on April 10, 2002 (see Note 13).

         Certain of the Company's accounts receivable as of March 31, 2003 have been attached to secure an accounts payable balance to MISI of $186,666. As of July 1, 2003, the case was settled out of court.

         On July 16, 2002, the Company was summoned to answer a complaint filed by Faraday Financial, Inc. ("Faraday"). Between December 2000 and March 2001, the Company issued convertible promissory notes totaling $450,000 and a promissory note totaling $50,000. On December 13, 2001, Faraday entered into a settlement agreement with the Company, whereby Faraday agreed to cancel the promissory notes in exchange for 735,730 shares of preferred stock. Faraday claims that the settlement agreement required that the Company effect a registration statement covering

                                                                        NUTRACEA
                                              (formerly NUTRASTAR INCORPORATED )
                                                                AND SUBSIDIARIES
                           Notes to Condensed, Consolidated Financial Statements
                                                       June 30, 2003 (unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

         Litigation (Continued)
         ----------

         the preferred stock by June 30, 2002. In the event the Company failed to effect a registration statement by June 30, 2002, the Company was to immediately forfeit to Faraday 735,730 shares of common stock in the name of the Chief Executive Officer of the Company.

         In addition, the Chief Executive Officer entered into an escrow agreement to ensure the automatic forfeiture of the common stock and entered into a guarantee to be personally responsible to Faraday for the original $500,000 loan amount, plus 12% interest per annum. On August 29, 2002, NutraStar filed a motion to dismiss the compliant due to lack of personal jurisdiction for both itself and the Chief Executive Officer. On November 27, 2002, NutraStar's motion to dismiss was denied.

         Since the case is in an early stage, management is not able to determine the impact on NutraStar's financial condition at this time. However, as of June 30, 2003, management believes the maximum exposure for the Company is approximately $500,000, plus interest and fees.

         The Company was involved in litigation with several potential investors. The plaintiffs requested a return of $750,000 in funds deposited with the Company, representing potential permanent investments. These matters have been resolved in connection with the acquisition of Alliance during December 2001. As of June 30, 2003, there were not any additional liabilities related to these matters.

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

                                                                        NUTRACEA
                                              (formerly NUTRASTAR INCORPORATED )
                                                                AND SUBSIDIARIES
                           Notes to Condensed, Consolidated Financial Statements
                                                       June 30, 2003 (unaudited)

NOTE 11 - SHAREHOLDERS' DEFICIT

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

         The Company may redeem any and all outstanding shares of Series A preferred stock. Upon the five-year anniversary of the date of issuance, the Company is required to redeem all of its outstanding shares of Series A preferred stock at $1 per share, plus all accrued and unpaid dividends declared. As of June 30, 2003, cumulative dividends totaled $75,064.

         Common Stock
         ------------
         During the six months ended June 30, 2003, the Company issued 35,000 shares of common stock from committed stock totaling $47,250.

         From January 2003 to March 2003, the Company issued 1,033,333 shares of common stock for cash totaling $90,000.

         In April 2003, the Company sold 307,143 shares of common stock for cash totaling $21,500.

         In June 2003, the Company issued 1,000,000 shares of common stock to two employees for the exercise of stock options with cash totaling $1,000.

                                                                        NUTRACEA
                                              (formerly NUTRASTAR INCORPORATED )
                                                                AND SUBSIDIARIES
                           Notes to Condensed, Consolidated Financial Statements
                                                       June 30, 2003 (unaudited)

NOTE 11 - SHAREHOLDERS' DEFICIT (continued)

         Options
         -------
         During the six months ended June 30, 2003, the Company issued options to purchase 2,745,000 shares of common stock at exercise prices ranging from $0.001 to $0.07 per share to employees in lieu of deferred salaries totaling $232,154.

         Due to the termination of certain employees during the six months ended June 30, 2003, the Company recorded a reversal of deferred compensation totaling $243,605.

         In June 2003, the Company issued options to purchase 329,000 shares of common stock at an exercise price of $0.001 per share to a consultant as payment on accounts payable totaling $23,000.

         During the six months ended June 30, 2003, the Company recorded amortization expense for deferred compensation totaling $44,006.

         In April 2003, the Company issued options to purchase 1,000,000 shares of common stock to an employee in accordance with an employment agreement dated April 15, 2003. The options have an exercise price of $0.001 per share and vest as follows:

          o    250,000 on April 15, 2003
          o    250,000 upon the fourth month of employment
          o    250,000 upon the eighth month of employment
          o 250,000 upon the achievement by the Company of two successive calendar quarters of positive earnings before interest, tax, and depreciation and amortization

         In relation to this transaction, the Company recorded compensation expense totaling $24,750 and deferred compensation totaling $74,250 as of June 30, 2003.

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

                                                                        NUTRACEA
                                              (formerly NUTRASTAR INCORPORATED )
                                                                AND SUBSIDIARIES
                           Notes to Condensed, Consolidated Financial Statements
                                                       June 30, 2003 (unaudited)


NOTE 12 - LINES OF BUSINESS

         For internal reporting purposes, management segregates the Company into two segments as follows for the six months ended June 30, 2003 and 2002:

                                                                  2003
                                  --------------------------------------------------------------------
                                     NutraCea         NutraGlo        Eliminations          Total
                                  ---------------  ----------------  ---------------  ----------------
           Net sales              $        63,073  $        512,359  $             -  $        575,432
           Income (loss) from
             operations           $      (855,858) $        183,714  $             -  $       (672,144)
           Identifiable assets    $       432,402  $      1,089,831  $      (762,979) $        759,254
           Capital expenditures   $         1,103  $              -  $             -  $          1,103
           Depreciation and
             amortization         $        64,100  $              -  $             -  $         64,100

                                                                  2002
                                  --------------------------------------------------------------------
                                     NutraCea         NutraGlo        Eliminations          Total
                                  ---------------  ----------------  ---------------  ----------------

           Total revenues         $       475,139  $        355,588  $             -  $        830,727
           Income (loss)
             from operations      $    (1,788,030) $        110,427  $             -  $     (1,677,603)
           Identifiable assets    $       433,283  $        701,682  $      (376,236) $        758,729
           Capital expenditures   $        66,149  $              -  $             -  $         66,149
           Depreciation and
             amortization         $        62,380  $              -  $             -  $         62,380


NOTE 13 - SUBSEQUENT EVENTS

         Convertible Notes Payable
         -------------------------
         On July 8, 2003, the Company entered into a convertible note payable agreement with a third party investor for $53,250, including $4,800 in finder's fees. The note bears interest at 10% per annum and is due on July 8, 2004. The note is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.20 per share. Upon conversion of the note, the holder is entitled to receive one warrant to purchase one share of common stock for each share of common stock issued. The warrant will have an exercise price of $0.20 per share and will expire five years from the date of the issuance.

                                                                        NUTRACEA
                                              (formerly NUTRASTAR INCORPORATED )
                                                                AND SUBSIDIARIES
                           Notes to Condensed, Consolidated Financial Statements
                                                       June 30, 2003 (unaudited)


NOTE 13 - SUBSEQUENT EVENTS (continued)

         Convertible Notes Payable (continued)
         -------------------------------------
         During July 2003, the Company entered into a convertible note payable agreement with a third party totaling of $15,000. The note bears interest at 10% per annum and is due on July 28 2004. The note is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.20 per share. Upon conversion of the note, the holder will be entitled to receive one warrant to purchase one share of common stock for each share of common stock issued. The warrant will have an exercise price of $0.20 per share and will expire five years from the date of issuance.

         During August 2003, the Company entered into a convertible note payable agreement with a third party totaling $15,000. The note bears interest at 10% per annum and is due on August 1, 2004. The note is convertible into at the option of the holder into shares of the Company's common stock at a conversion price of $0.20 per share. Upon conversion of the note, the holder is entitled to receive one warrant to purchase one share of common stock for each share of common stock issued. The warrant will have an exercise price of $0.20 per share and will expire five years from the date of issuance.

         During July 2003, the Company entered into a convertible note payable agreement with a third party totaling $5,000. The note bears interest at 10% per annum and is due on July 21, 2004. The note is convertible into at the option of the holder into shares of the Company's common stock at a conversion price of $0.20 per share. Upon conversion of the note, the holder is entitled to receive one warrant to purchase common stock for each common stock issued. The warrant will have an exercise price of $0.20 per share and will expire five years from the date of issuance. On July 23, 2003, the note payable was converted by the holder, and the Company issued 25,000 shares of common stock in relation to this conversion.

         Agreements
         ----------
         During July 2003, the Company entered into a settlement agreement with a consultant for $60,000 as payment on accounts payable. Per the agreement, the Company issued options to purchase 150,000 shares of the Company's common stock at a price of $0.001 per share. Those shares along with a convertible promissory note for $60,000, bearing interest of 10%, due on July 21, 2004, represent the full settlement amount. The note is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.20 per share. Upon conversion of the note, the holder is entitled to receive one warrant to purchase one share of common stock for each share of common stock issued. The warrant will have an exercise price of $0.20 per share and will expire

                                                                        NUTRACEA
                                              (formerly NUTRASTAR INCORPORATED )
                                                                AND SUBSIDIARIES
                           Notes to Condensed, Consolidated Financial Statements
                                                       June 30, 2003 (unaudited)

NOTE 13 - SUBSEQUENT EVENTS (continued)

         Agreements (continued)
         ----------------------
         five years from the date of issuance. As part of this transaction, the Company also issued warrants to purchase 150,000 shares of common stock at an exercise price of $0.001 per share. The warrants expire on the earlier date of July 12, 2008 or upon the Company's change of control through acquisition or sale of substantially all of its assets. On August 6, 2003 all the warrants had been exercised.

         During July 2003, the Company entered into a compensation agreement with a terminated employee, whereby the Company will pay total of $15,592 of deferred compensation due to the employee in monthly payments of $2,000, payable on the first of the month beginning October 1, 2003. Per the agreement, the Company will also issue stock options to purchase 400,000 shares of common stock at an exercise price of $0.001 per share.

         During  July  2003,  the  Company  entered  into  an  agreement  with a
         consultant  to  provide  research  and  development   services  for  an
         arthritis clinical trial to the Company for a total of $5,500.

         Litigation
         ----------
         On May 27, 2003, the Company entered into a settlement agreement with MISI for $148,000. Per the agreement, approximately $30,000 of this amount had been levied by the Writ of Attachment (see Note 10) and attached to a bank account and accounts receivable. Subsequent to June 30, 2003, the Company paid a total of $118,000 in cash.

         Preferred Stock
         ---------------
         Subsequent to June 30, 2003, the Company cancelled 634,121 shares of preferred stock previously issued to a shareholder as collateral and issued 200,000 shares of preferred stock for accrued interest totaling $8,351 on a promissory note dated September 23, 2002.

         Common Stock
         ------------
         On July 30, 2003, the Company issued 1,000,000 shares of common stock from committed stock and entered into a promissory note agreement with a consultant as payment on accounts payable totaling $24,000. The note is for $19,000 and is payable at $2,000 a month beginning November 1, 2003.

                                                                        NUTRACEA
                                              (formerly NUTRASTAR INCORPORATED )
                                                                AND SUBSIDIARIES
                           Notes to Condensed, Consolidated Financial Statements
                                                       June 30, 2003 (unaudited)

NOTE 13 - SUBSEQUENT EVENTS (Continued)

         Common Stock (continued)
         ------------------------
         On August 5, 2003, the Company was committed to issue 749,427 shares of common stock to two consultants as a dividend payment on preferred stock earned by the consultants totaling $56,207. The Company also committed to issue 507,500 shares of common stock to the consultants upon conversion of the consultants' preferred stock into shares of the Company's common stock.

         On August 6, 2003, the Company issued 30,000 shares of common stock to a consultant for services totaling $2,395. In addition, the Company was committed to issue 10,000 shares of common stock per month up to a value of $2,000, plus an additional $2,000 per month in cash, for future services.

         During August 2003, the Company issued 399,174 shares of common stock to two shareholders from committed stock totaling $399,174.

         During August 2003, the Company issued 25,000 shares of common stock to a consultant from committed stock totaling $25,250.

         Stock Options
         -------------
         On July 7, 2003, the Company issued stock options to purchase 500,000 shares of common stock to an officer as interest on accounts payable at an exercise price of $0.08 per share. The stock options vest immediately and will expire on the earlier date of July 7, 2008 or upon the Company's change of control through acquisition or sale of substantially all of its assets.

         On August 15, 2003, the Company issued stock options to purchase 375,000 shares of common stock to a vendor as payment for royalties payable at an exercise price of $0.001 per share. The options vest immediately and expire on July 14, 2008.

         On July 31, 2003, the Company issued stock options to purchase 71,429 shares of common stock to a vendor as payment on accounts payable totaling $6,000. The options have an exercise price of $0.001 per share and expire June 12, 2008. In addition, the Company entered into a note payable agreement with the consultant totaling $4,000, payable at $1,000 a month beginning October 1, 2003.

                                                                        NUTRACEA
                                              (formerly NUTRASTAR INCORPORATED )
                                                                AND SUBSIDIARIES
                           Notes to Condensed, Consolidated Financial Statements
                                                       June 30, 2003 (unaudited)


NOTE 13 - SUBSEQUENT EVENTS (Continued)

         Stock Options (Continued)
         -------------
         In July 2003, the Company issued stock options to purchase 600,000 shares of common stock to consultants for consulting expense at a purchase price of $0.05 per share. The options have an exercise price of $0.05 per share, vest immediately, and expire on the earlier of July 2, 2008 or upon the Company's change of control through acquisition or sale of substantially all of its assets.

         In July 2003, the Company issued warrants to purchase 48,500 shares of common stock to a consultant for services rendered. The warrants have an exercise price of $0.001 per share and expire on July 10, 2008. These warrants were exercised with cash. In addition, the Company issued warrants to purchase 155,200 shares of common stock to the same consultant for services rendered. The warrants have an exercise price of $0.50 per share and expire on July 10, 2008.

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

Results of Operation

Three Month Period Ended June 30, 2003 versus 2002
--------------------------------------------------

During the quarter ended June 30, 2003, NutraCea generated net sales of $349,441 compared to $536,370 for the same quarter of 2002, a decrease of 35% in comparison to the second quarter of last year. The decrease was caused by several factors including the loss of certain customers choosing to obtain their stabilized rice brand from The RiceX Company ("RiceX") and an overall lack of working capital which prevented the Company from aggressively pursuing its marketing plan. Since July 2002 the Company's primary supplier, RiceX, has required prepayment for products sold to the Company. This requirement has reduced the Company's ability to secure its raw materials in a timely manner.

The cost of goods sold for the quarter ended June 30, 2003 decreased by 47% to $195,721 from $371,526 for the quarter ended June 30, 2002. This decrease reflects the reduced production of products for resale during the second quarter of 2003 due to the lack of adequate rice soluble inventory caused by the COD nature of purchases from RiceX. The Company's gross profit decreased to $153,720 for the quarter ended June 30, 2003 compared to $164,844 for the quarter ended June 30, 2002; while the gross profit margin increased from 31% in the second quarter of 2002 to 44% in the same period of 2003. This increase reflects the Company's focus on selling its own higher margin products as compared to the cross-selling of RiceX products.

Operating expenses declined 40% to $461,849 in the second quarter of 2003 compared to the same quarter in fiscal year 2002 which had operating expenses of $772,864. This decrease reflects the Company's decrease in employee related expenses of $94,111 compared to the same quarter of 2002 and a decrease of $206,464 in cash payments of professional and consulting fees, non-cash compensation and a loss reserve for licenses.

The Company incurred an operating loss of $308,129 during the quarter ended June 30, 2003 compared to an operating loss of $608,020 during the quarter ended June 30, 2002. This 49% decrease in operating loss reflects the significant decrease in operating expenses relating to the Company's reduced business operations, coupled with the Company's lower costs of goods sold during the most recent quarter.

During the quarter ended June 30, 2003, the Company recognized a sharp increase in interest expense to $22,686, which reflects interest paid on short-term promissory notes and other debt instruments outstanding during the quarter compared to only $5,024 for the quarter ended June 30, 2002. The Company's overall net loss for the second quarter of 2003 decreased to $330,815 compared to a net loss of $613,044 recorded for the comparable quarter of 2002. NutraCea also recognized accrued cumulative preferred dividends of $37,532 which increased the net loss attributable to common shareholders to $368,347 for the quarter ended June 30, 2003 compared to a net loss of $649,527 to common shareholders as of June 30, 2002.

During the three months ended June 30, 2003, the Company sold approximately 74% of its net sales to one customer. During the same period of 2002, this customer represented approximately 52% of net sales.

Six Month Period Ended June 30, 2003 versus 2002.
------------------------------------------------

Total revenue for the six month period ended June 30, 2003 was $575,432 compared to $830,727 for the six months ended June 30, 2002. This 30% decrease reflects the Company's decreased sales, marketing and product selection primarily for the cross selling of RiceX products. 81% and 10% of Nutracea's net sales, respectively, were made to two customers. Cost of sales decreased from $323,120 for the six months ended June 30, 2003 compared to $553,998 for the same period in 2002 due to increased production of higher margin products for resale as well as a higher amount of costs included in the six month period of 2002. Operating expenses decreased 53% representing the Company's reduced cash payments of professional fees and consultants and non-cash consultant and employee compensation and the allocation to loss reserve for licenses during the six month period ended June 30, 2003. During the six months ended June 30, 2003 employee related expenses declined $527,200 to $378,142 as a result of lay-offs and reduced employee benefits paid during the first six months of 2003.

Gross profits decreased slightly to $252,312 for the six months ended June 30, 2003 from $276,729 in the similar period of 2002.

Factoring in the interest expense for the six months ended June 30, 2003 and 2002 of $39,877 and $5,368 respectively, resulted in a net loss of $712,021 for the six months ended June 30, 2003 which is a 58% decrease compared to a loss of $1,682,767 for the same period in 2002. The reduced net loss was due primarily to the reduced operating expenses incurred during the first six months of 2003. The Company recognized accrued cumulative preferred dividends of $75,064 which increased the net loss attributable to common shareholders to $787,085 for the six months ended June 30, 2003 compared to a net loss of $1,755,732 to common shareholders for the similar period ended June 30, 2002.

Liquidity and Sources of Capital

NutraCea has incurred significant operating losses since its inception, and, as of June 30, 2003 NutraCea had an accumulated deficit of $9,065,926. At June 30, 2003, NutraCea had cash and cash equivalents of $184,309 and a net working capital deficit of $1,675,187.

To date, NutraCea has funded its operations, in addition to sales revenues, through a combination of short-term debt and the issuance of common and preferred stock. During the six months ended June 30, 2003, NutraCea raised a total of $246,222 from promissory notes and $156,700 from the issuance of convertible notes. The interest rate on these promissory notes ranged from 8% to 24% per annum with two of the notes also being collateralized by a total of 450,000 shares of the Company's common stock. The Company also raised $47,250 from the sale of 35,000 shares of its common stock during the quarter ended June 30, 2003. During the first six months of 2003, NutraCea agreed to collateralize a previous loan of $50,000 (plus $8,351 of accrued interest) with 634,121 shares of the Company's Series A preferred stock. All of the loans made to the Company came from proceeds of notes payable to the Chairperson of NutraCea or other related parties. The Company has also conserved cash by deferring $376,677 of compensation expenses and issuing options to purchase 2,745,000 shares of common stock at exercise prices ranging from $0.001 to $0.07 per share to employees in lieu of deferred salary totaling $232,154 during the six months ended June 30, 2003. The Company will continue to pursue cost cutting or expense deferral strategies in order to conserve working capital. These strategies will limit the Company's implementation of its business plan and increase the future liabilities of the Company.

On April 29, 2003, the Company entered into a non-recourse factoring agreement with a financial institution to factor certain of its accounts receivable. As of June 30, 2003, the Company had a due-to-factor of $103,066.

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

Contract With Key Supplier

NutraCea had entered into an agreement with The RiceX Company ("RiceX"), whereby RiceX would sell NutraCea its rice bran solubles and rice bran fiber complex at prices equal to the lower of RiceX's standard price or the price negotiated by other customers for like quantities and products (the "RiceX Agreement"). The RiceX Agreement also provided that RiceX would not sell any rice bran solubles or rice bran fiber concentrate products in the United States except to NutraCea. On July 9, 2002, this Agreement was terminated. As a result of this termination, NutraCea no longer has the right to be the exclusive distributor of the RiceX rice solubles and rice bran fiber concentrates in the United States; however, NutraCea has continued to buy such products from RiceX on a nonexclusive basis.

The RiceX Agreement also provided for a license from RiceX to NutraCea for the domestic use of four patents relating to the use of rice bran supplements to help treat diabetes and hyperlipidemia. Due to the fact that Ms. McPeak is a co-inventor of these patents and NutraCea has been primarily responsible for prosecuting such patents during the past two years, NutraCea has raised the issue of possible ownership rights in such patents. Although discussions have been held with RiceX regarding NutraCea's possible competing ownership rights, no resolution or formal action has yet occurred. NutraCea will continue to be allowed to utilize these patents until a new use arrangement can be negotiated.

NutraCea currently purchases all of its stabilized rice bran from RiceX. However, NutraCea believes its special rice bran requirements could be met by other suppliers. If NutraCea were unable to acquire the amount of raw product it requires or if there were an interruption in product delivery for any reason, Nutracea's business, results from operations, and financial condition, would be adversely effected.

Critical Accounting Policies

NutraCea's discussion and analysis of its financial conditions and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements require managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, NutraCea evaluates its estimates, including, but not limited to, those related to revenue recognition. The Company uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. NutraCea believes that the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

Revenue recognition
-------------------

NutraCea is required to make judgments based on historical experience and future expectations, as to the reliability of shipments made to its customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," and related guidance. NutraCea makes these assessments based on the following factors: i) customer-specific information, ii) return policies, and iii) historical experience for issues not yet identified.

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

Factors NutraCea considers important that could trigger a review for impairment include the following:

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

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption of SFAS No. 150, the Company will reclassify its redeemable preferred stock as a liability

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company's statements of earnings, financial position, or cash flows.


ITEM 3.  CONTROLS AND PROCEDURES

The Company's principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company has made no significant changes in its internal controls over financial reporting during the most recent fiscal quarter covered by this Report that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business including claims by certain of its vendors.

Information regarding current litigation is set forth in Note 10 of the Notes to Condensed, Consolidated Financial Statements included in Part I, Item 1 of this Report.

In June 2003, the Company reached a settlement agreement in the litigation between the Company and Millennium Integrated Services, Inc. ("MISI"). The terms of the settlement include the Company making two payments of $100,000 and $18,000 to be paid on July 11, 2003 and August 11, 2003. Subsequent to the end of the quarter, both of those payments were made. In addition, MISI will collect $26,342 through its previously served Writs of Attachment and will collect a refund of $3,657 from a third party vendor. Upon payment of the second installment, MISI has agreed to dismiss its complaint against the Company.


ITEM 2. CHANGES IN SECURITIES

Sales of Unregistered Securities During the Quarter

In April 2003, the Company sold 307,143 shares of its common stock to one individual for total proceeds of $21,500.

In June 2003, the Company sold 35,000 shares of its common stock to one individual for total proceeds of $47,250.

During the quarter ended June 30, 2003, the Company issued 1,000,000 shares of its common stock to two employees for the exercise of stock options with cash totaling $1,000.

During the quarter ended June 30, 2003, the Company issued options to purchase 2,745,000 shares of common stock at exercise prices ranging from $0.001 to $0.07 per share to employees in lieu of deferred salaries totaling $232,154.

In June 2003, the Company issued options to purchase 329,000 shares of common stock at an exercise price of $0.001 per share to a consultant as payment of accounts payable of $23,000.

In April 2003, the Company issued options to purchase 1,000,000 shares of common stock to an employee in accordance with an employment agreement dated April 15, 2003. The options have an exercise price of $0.001 per share and vest as follows:

          o    250,000 on April 15, 2003
          o    250,000 upon the fourth month of employment
          o    250,000 upon the eighth month of employment
          o 250,000 upon the achievement by the Company of two successive calendar quarters of positive earnings before interest, tax, and depreciation and amortization


Subsequent to the quarter ended June 30, 2003, the Company issued convertible promissory notes for $156,700. The notes are convertible into shares of common stock at a conversion rate of $0.20 per share. The notes bear interest at 10% per annum and have a term of one year.

Subsequent to the quarter ended June 30, 2003, the Company issued 1,000,000 shares of common stock and entered into a promissory note agreement with a consultant as payment on accounts payable totaling $24,000. The note is for $19,000 and is payable at $2,000 a month beginning November 1, 2003.

All of the above issuances of promissory notes, stock or stock options were made without any public solicitation, to a limited number of investors or related individuals or entities and were acquired for investment purposes only. Each of the individuals or entities had access to information about the Company and were deemed capable of protecting their own interests. The notes, stock and options were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933. These are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the notes evidencing the loans and the stock certificates bear a legend stating the restrictions on resale.


ITEM 5.  OTHER INFORMATION

In April 2003, the Company entered into a three-year employment agreement with John Howell to serve as its President and Chief Operating Officer, pursuant to which the Company is to pay Mr. Howell a base salary of $10,000 per month. The agreement provides for certain bonuses based on (i) certain reductions in monthly operating costs a conversion of debt to equity and (ii) future performance of the Company. He will also receive a $500 car allowance and stock options to purchase up to 1,000,000 shares of the Company's common stock. Mr. Howell brings extensive experience in corporate restructuring most recently having worked with Kingdom Ventures, Inc. in Nevada. These positions were assumed from Patricia McPeak who remains Chairperson of the Board of Directors and Chief Executive Officer.

On June 10, 2003, NutraCea withdrew its SB-2 registration statement which had been on file with the Securities and Exchange Commission since July, 2002. The withdrawal was due to the fact that due to the passage of time, many of the shares being registered for selling shareholders were now eligible for resale by other means.

Subsequent to the end of the quarter ended June 30, 2003, the Company charged its name from "Nutrastar Incorporated" to "NutraCea."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

            10.1.1   Revisions to Employment Agreement for Patricia McPeak
            10.4     Employment Agreement for Dr. Rukmini Cheruvanky
            10.5     Employment Agreement for Dr. Sastry Cherkuri
            10.6     Employment Agreement for John Howell
            10.7     Contract with W.F. Young, Inc.
            10.8     Contract with World Nutriceuticals, Inc.
            10.9     Contract with vSource I, Inc.
            10.10    License Agreement from the RiceX Company
            10.11    Sublease from the RiceX Company
            10.12    Put/Call Agreement with the RiceX Company
            21       Subsidiaries of NutraCea
            33.1     Certification by CEO pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002
            33.2     Certification by CFO pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002
            32       Certification by CEO and CFO pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K: None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NUTRACEA


Dated:  August 19, 2003                    /s/ James Kluber
                                           ------------------------------------
                                           James Kluber, Authorized Officer and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)