Form 10-Q
period 2003-09-30
NUTRACEA
filed 2003-11-19
CIK 1063537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                       Commission File Number     0-32565
                                                  -------

                                    NUTRACEA
                                    --------
        (Exact name of small business issuer as specified in its charter)



         CALIFORNIA                                      87-0673375
----------------------------------------    ------------------------------------
(State of other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                             Number)


       1261 Hawk's Flight Court                              95762
     El Dorado Hills, California
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)


                  Issuer's telephone number:     (916) 933-7000
                                                 --------------


The number of shares of the issuer's common stock outstanding as of November 7, 2003 was 3,456,023.

Transitional Small Business Disclosure Format (Check One): Yes      No X
                                                              ---     ---

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL  STATEMENTS . . . . . . . . . . . . . . . . . . . . . 2

     ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN OF
              OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . 17

     ITEM 3.  CONTROLS  AND  PROCEDURES. . . . . . . . . . . . . . . . . . . 21

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL  PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . 23

     ITEM 5.  OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . . . . 26

     ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K. . . . . . . . . . . . . 26

                                    NUTRACEA
                       (FORMERLY NUTRASTAR INCORPORATED)
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                         September 30, 2003 (unaudited)

                                 ASSETS
CURRENT ASSETS
  Cash                                                           $   139,051
  Accounts receivable-trade                                            4,412
  Accounts receivable-related parties                                 10,000
  Inventory, net                                                      41,948
  Prepaid expenses                                                     4,059
                                                                 ------------

      Total current assets                                           199,470
EQUIPMENT, net                                                        14,040
PATENTS AND TRADEMARKS, net                                           54,983
GOODWILL                                                             250,001
                                                                 ------------
        TOTAL ASSETS                                             $   518,494
                                                                 ============

                  LIABILITIES AND SHAREHOLDERS' DEFICIT

  Accounts payable                                               $   455,969
  Accrued salaries and benefits                                       36,699
  Deferred salaries                                                  389,832
  Accrued expenses                                                   114,492
  Due to related parties                                              10,137
  Customer deposits                                                   51,486
  Convertible notes payable                                          414,000
  Notes payable - related parties                                    286,222
  Convertible, manditorily redeemable series A preferred stock, no par value, $1 stated value
      20,000,000 shares authorized
      1,231,477 shares issued and outstanding                        916,498
                                                                 ------------

    Total current liabilities                                      2,675,335
                                                                 ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
  Common stock, no par value
    100,000,000 shares authorized
    3,447,238 shares committed or issued and outstanding           7,930,241
  Deferred compensation                                             (624,231)
  Accumulated deficit                                             (9,462,851)
                                                                 ------------
      Total shareholders' deficit                                 (2,156,841)
                                                                 ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT             $   518,494
                                                                 ============

                                              NUTRACEA
                                   (FORMERLY NUTRASTAR INCORPORATED)
                                          AND SUBSIDIARIES
                    Consolidated Statements of Operations and Comprehensive Loss
                                             (unaudited)


                                  For the Three Months Ended        For the Nine Months Ended
                                         September 30,                    September 30,
                              ---------------------------------  ------------------------------
                                   2003              2002             2003            2002
                              ---------------  ----------------  --------------  --------------
REVENUES
  Net sales                   $      631,220   $       247,367   $   1,206,652   $   1,078,094

COST OF GOODS SOLD                   311,853           135,549         634,973         689,547
                              ---------------  ----------------  --------------  --------------

GROSS PROFIT                         319,367           111,818         571,679         388,547
OPERATING EXPENSES                   656,870           612,798       1,581,327       2,567,130
                              ---------------  ----------------  --------------  --------------

LOSS FROM OPERATIONS                (337,503)         (500,980)     (1,009,648)     (2,178,583)
                              ---------------  ----------------  --------------  --------------

OTHER INCOME (EXPENSE)
  Interest income                          -                 -               -             636
  Interest expense                   (25,997)          (72,261)        (65,874)        (78,061)
                              ---------------  ----------------  --------------  --------------

    Total other income
      (expense)                      (25,997)          (72,261)        (65,874)        (77,425)
                              ---------------  ----------------  --------------  --------------

NET LOSS                            (363,500)         (573,241)     (1,075,522)     (2,256,008)
CUMULATIVE PREFERRED
  DIVIDEND                           (33,425)          (36,482)       (108,489)       (109,447)
                              ---------------  ----------------  --------------  --------------

NET LOSS AVAILABLE TO
  COMMON SHAREHOLDERS         $     (396,925)  $      (609,723)  $  (1,184,011)  $  (2,365,455)
                              ===============  ================  ==============  ==============

BASIC AND DILUTED LOSS
  AVAILABLE TO COMMON
  SHAREHOLDERS PER SHARE      $        (0.14)  $         (0.28)  $       (0.45)  $       (1.09)
                              ===============  ================  ==============  ==============

BASIC AND DILUTED WEIGHTED-
  AVERAGE SHARES
  OUTSTANDING                      2,820,568         2,164,952       2,621,932       2,164,952
                              ===============  ================  ==============  ==============

                                  NUTRACEA
                      (FORMERLY NUTRASTAR INCORPORATED)
                              AND SUBSIDIARIES
                     Consolidated Statements of Cash Flow
                                 (unaudited)


                                                            2003          2002
                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $(1,075,522)  $(2,256,008)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                          94,085        95,066
      Inventory obsolescence                                      -         8,702
      Loss reserve for patents and trademarks                     -        75,359
      Amortization of deferred compensation                 104,437       176,947
      Non-cash issuances of stock options and warrants      218,105       228,138
      Non-cash issuances of stock as compensation             2,395       162,500
      Beneficial conversion feature                               -        66,000
      (Increase) decrease in
        Accounts receivable                                   2,861       (38,847)
        Inventory                                               747          (803)
        Prepaid expenses                                     23,121        (8,459)
        Deposits                                                  -       316,071
      Increase (decrease) in
        Accounts payable                                    (88,781)      191,070
        Due to factor                                             -             -
        Accrued salaries and benefits                       (14,493)       26,405
        Deferred compensation                                63,870       186,923
        Accrued expenses                                    243,153        30,201
        Customer deposits                                     7,170             -
        Due to officer                                      (16,457)      (18,572)
        Due to related parties                              (10,000)       13,214
                                                        ------------  ------------

          Net cash used in operating activities            (445,309)     (746,093)
                                                        ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                        (13,580)      (66,149)
  Purchase of patents and trademarks                        (13,734)      (27,030)
                                                        ------------  ------------

          Net cash used in investing activities             (27,314)      (93,179)
                                                        ------------  ------------


                                                            2003          2002
                                                        ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable                   $   (55,000)  $   (14,000)
  Proceeds from notes payable                               414,000       114,000
  Proceeds from notes payable - related parties             320,422       112,000
  Payments on notes payable - related parties              (210,000)            -
  Proceeds from issuance of common stock                    104,500       245,000
  Proceeds from exercise of stock options                     3,034             -
                                                        ------------  ------------

          Net cash provided by financing activities         576,956       457,000
                                                        ------------  ------------

            Net increase (decrease) in cash                 104,333      (382,272)

CASH, BEGINNING OF PERIOD                                    34,718       405,502
                                                        ------------  ------------
CASH, END OF PERIOD                                     $   139,051   $    23,230
                                                        ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  INTEREST PAID                                         $     4,378   $     2,875
                                                        ============  ============
  INCOME TAXES PAID                                     $         -   $         -
                                                        ============  ============

NUTRACEA
(FORMERLY NUTRASTAR INCORPORATED)
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated financial statements of NutraCea have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the 10-KSB have been omitted.

NOTE 2-STOCK-BASED COMPENSATION:

Compensation is recorded for stock-based compensation grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. Additionally, for stock-based compensation grants to consultants, NutraCea recognizes as compensation expense the fair value of such grants as calculated pursuant to SFAS No. 123, recognized over the related service period. SFAS No. 148 requires companies to disclose proforma results of the estimated effect on net income and earnings per share to reflect application of the fair value recognition provision of SFAS No. 123.

                                  For the three months        For the nine months
                                   ended September 30,         ended September 30,
                                   2003          2002          2003          2002
                               ------------  ------------  ------------  ------------
Net loss available
  to common shareholders:
    As reported:               $  (396,925)  $  (609,723)  $(1,184,011)  $(2,365,455)
    Less: compensation expense
      charged to income:           242,855        12,109       279,714        36,327
    Plus: proforma compensation
      expense:                    (244,697)      (15,749)     (285,446)      (47,248)
                               ------------  ------------  ------------  ------------
Proforma net loss available
  to common shareholders:      $  (398,767)  $  (613,363)  $(1,189,743)  $(2,376,376)
                               ============  ============  ============  ============
Basic loss per common share:
    As reported:               $     (0.14)  $     (0.28)  $     (0.45)  $     (1.09)
    Proforma:                  $     (0.14)  $     (0.28)  $     (0.45)  $     (1.10)

NOTE 3 - NOTES PAYABLE AND FINANCING AGREEMENTS

In March, 2003 the Company executed two promissory notes totaling $45,000 to a third party investor. The notes bear interest at 2% per month, are due on demand, and are collateralized by shares of the Company's common stock. The Company retired $5,000 of this debt in September, 2003. In addition, the Company retired a $50,000 note payable to a third party investor in June of 2003.

During the nine months ended September 30, 2003, the Company entered into a non-recourse factoring agreement with a financial institution to factor certain of its accounts receivable. According to the agreement, the purchase price of qualifying accounts receivable was up to 75% of the total outstanding purchase orders, plus a bonus based upon a certain percentage applied to the amount borrowed from the factor, depending on when the invoice is paid. A contingent reserve of 25% of the purchase price represents a hold-back to secure the performance, and the Company must meet various other conditions in accordance with the agreement. As of September 30, 2003, the Company had no outstanding amounts due under the factoring agreement.

During the quarter ended September 30, 2003, the Company executed promissory notes totaling $209,000 to various third party investors. The notes bear interest at 10% per annum, mature twelve months from the date of issue, and are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.20 cents per share. Upon conversion of the notes payable, the holders will be entitled to receive one warrant to purchase common stock for each common share issued. The warrant will have an exercise price of $.20 per share and will expire one year from the date of issuance. On July 23, 2003, a note in the amount of $5,000 was converted by the holder, and the Company issued 25,000 shares of common stock in relation to this conversion. Subsequent to September 30, 2003, the holder rescinded the conversion of the note and surrendered the stock certificate to the Company, which cancelled the shares and returned them to authorized and unissued stock.

In June and July, 2003, the Company entered into convertible note payable agreements with a third party investor for $160,000, including $4,800 in finder's fees. The notes bear interest at 10% per annum and are due in July, 2004. The notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.20 per share. Upon conversion of the notes, the holder is entitled to receive one warrant to purchase one share of common stock for each share of common stock issued. The warrants will have an exercise price of $0.20 per share and will expire five years from the date of the issuance.

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

During the nine months ended September 30, 2003, the Company executed a note payable in the amount of $20,422, bearing interest at 10% and due on demand, to the Chief Executive Officer. Additionally, the Chief Executive Office and a related party made short-term advances to the Company amounting to $210,000, all of which was repaid prior to September 30, 2003.

The Company also executed notes payable in June and September, 2003 in the amount of $50,000 and $40,000, respectively, to a greater than 5% shareholder. The notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $.20 per share, bearing interest at 10% per annum and due in June and September, 2004, respectively. Upon conversion of the notes payable, the holder will be entitled to receive one warrant to purchase common stock for each common share issued. The warrant will have an exercise price of $.20 per share and will expire one year from the date of issuance.

NOTE  5  -  COMMITMENTS  AND  CONTINGENCIES

Registration  Statement
-----------------------
The Company will pay all of the costs connected with the registration on Form SB-2 related to the re-sale of up to 3,709,028 pre-reverse split shares of common stock originally filed on June 4, 2002, except the holder of the common stock will pay all sales commissions or brokers' discounts and the fees and expenses of the holders' legal counsel or accountants, if any. This registration statement was withdrawn on June 10, 2003.

Agreements
----------

In April 2003, the Company entered into a three-year employment agreement with its Chief Operating Officer, whereby the Company is to pay the officer a base salary of $10,000 per month. The agreement states that the first four months salary will be deferred, except for a 10% percentage bonus to be paid to the officer dependent upon certain reductions in monthly operation costs or conversion of debt into equity. The agreement also provides that the officer is entitled to an annual bonus based upon performance and a monthly car allowance of $500, beginning on the seventh month of employment. In addition, the officer was issued warrants to purchase 1,000,000 shares of the Company's common stock, 250,000 of which vest only if certain earnings benchmarks are met (see "common stock").

On September 18, 2003, the Company entered into a Technology Agreement with a third party, whereby the initial term of a distribution agreement dated May 1, 2001 granting the exclusive worldwide distributorship of a food supplement formulation based on NutraCea's proprietary technology rights was extended to September 17, 2006. In addition, the Technology Agreement restates certain minimum purchase requirements under the distribution agreement and transfers all rights to the production and distribution of certain nutraceutical products created using NutraCea's technology. Under the terms of the agreement, NutraCea will receive the sum of $100,000, to initially be recorded as a deposit towards the minimum purchase requirement. Should the payor at a later date desire to obtain certain additional rights to the NutraCea technology, the payor will pay to NutraCea a lump sum option fee of $300,000. The aforementioned payment of $100,000 towards the minimum purchase requirement shall be deemed a deposit against the option fee to the degree it has not been used for product purchases.

Litigation
----------

On April 4, 2002, a complaint was filed against the Company by Millennium Integrated Services, Inc. ("MISI") in the Superior Court of California for the County of Sacramento. MISI provided Web site development services to the

Company at a cost of $204,405. MISI sought contract payment of $204,405, plus interest of $32,031 and damages for alleged conversion and misappropriation of trade secrets. On April 9, 2002, MISI filed a Motion for a Writ of Attachment that would allow MISI to seize and hold the Company's assets worth $236,436, pending the resolution of the lawsuit. This Writ of Attachment was granted on April 10, 2002. On May 27, 2003, the Company entered into a settlement agreement with MISI for $148,000. Per the agreement, approximately $30,000 of this amount had been levied by the Writ of Attachment and attached to a bank account and accounts receivable. As of July 1, 2003, the Company paid a total of $118,000 in cash in full settlement of this matter.

On July 16, 2002, a Complaint was filed against the Company by Faraday Financial, Inc. ("Faraday"), in the United States District Court, for the District of Utah (Case No 02-CV-00959). The lawsuit stems from a settlement agreement entered into in December 2001, pursuant to which Faraday converted $500,000 of debt into 735,730 pre-reverse split shares of the Company's preferred stock. Among other terms, the settlement agreement required that a registration statement covering the resale of the 735,730 pre-reverse split shares be in effect by June 30, 2002. Although the Company filed a registration statement on June 4, 2002, such registration statement has not been declared effective. In the event that the Company failed to affect a registration statement by June 30, 2002, the Company's Chief Executive Officer, Ms. Patricia McPeak, was to transfer to Faraday an additional 735,730 pre-reverse split shares of her common stock and become personally liable to Faraday for the original $500,000 debt amount plus 12% interest per annum. Faraday is also seeking a judgment against the Company for $500,000 plus accrued, but unpaid interest. Faraday is also claiming attorney's fees and other costs related to the lawsuit.

On August 29, 2002, the Company filed a motion to dismiss the Complaint due to lack of personal jurisdiction for both itself and Ms. McPeak. On November 27, 2002, the Company's motion to dismiss was denied as to both the Company and Ms. McPeak. A tentative settlement agreement was reached on October 5, 2003, whereby the suit will be dismissed and Faraday shall be guaranteed payment or any deficiency upon the sale of their common stock.

NOTE  6  -  SHAREHOLDERS'  DEFICIT

As disclosed in Note 8, Subsequent Events, effective November 12, 2003 and pursuant to adoption of the Company's "Certificate of Amendment of Restated Articles of Incorporation" dated October 27, 2003, the Company effected a reverse split of all previously issued common stock on the basis of one-for-ten shares. Additionally, per the "Certificate of Amendment of Restated Articles of Incorporation", the number of authorized shares of common stock was increased from 50,000,000 to 100,000,000, and the number of authorized shares of preferred stock was increased from 10,000,000 to 20,000,000. Unless otherwise noted, all prior period share amounts reflected in the following discussion of common stock and elsewhere in this Form 10-QSB have been adjusted to account for the one-for-ten reverse split.

Convertible, Redeemable Series A Preferred Stock
------------------------------------------------
In December 2001, the Company approved the issuance of 3,000,000 shares of convertible, redeemable Series A preferred stock and executed a certificate of designation of the rights, preferences, and privileges of the Series A preferred stock. Each shareholder of Series A preferred stock is entitled to receive a 7% cumulative dividend, which is only payable in the case of liquidation or redemption. The Series A preferred stock has a $1 per share stated value and will receive certain liquidation preferences after satisfaction of claims of creditors, but before payment or distributions of assets and surplus funds. On November 12, 2003, the number of authorized shares of preferred stock was increased from 10,000,000 shares to 20,000,000 shares.

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

On July 7, 2003, the Company cancelled 634,121 shares of preferred stock previously issued to a shareholder as collateral and issued 200,000 shares of preferred stock for accrued interest totaling $8,351 on a promissory note dated September 23, 2002.

During the quarter ended September 30, 2003, the Company converted 1,243,230 shares of preferred stock to 1,243,230 pre-reverse split shares of common stock.

During the quarter ended September 30, 2003, the Company issued 1,947,656 pre-reverse split shares of common stock in payment of preferred stock dividends due in the amount of $148,043.

The Company may redeem any and all outstanding shares of Series A preferred stock. Upon the five-year anniversary of the date of issuance, the Company is required to redeem all of its outstanding shares of Series A preferred stock at $1 per share, plus all accrued and unpaid dividends declared. As of September 30, 2003, cumulative dividends totaled $108,489.

Common  Stock
-------------
During the nine months ended September 30, 2003, the Company issued 1,340,476 pre-reverse split shares of common stock for cash totaling $104,500, net of $7,000 in related commissions.

On July 30, 2003, the Company, pursuant to an agreement reached in 2002, issued 1,000,000 pre-reverse split shares of common stock and entered into an additional agreement with a consultant as payment on accounts payable totaling $24,000. The consultant accepted a cash payment of $2,500 and a commitment to provide product valued at $2,500; a promissory note payable at $2,000 a month beginning November 1, 2003 was executed for the balance of $19,000.

On August 6, 2003, the Company issued 30,000 pre-reverse split shares of common stock to a consultant for services totaling $2,395. In addition, the Company was committed to issue 10,000 pre-reverse split shares of common stock per month up to a value of $2,000, plus an additional $2,000 per month in cash, for future services.

On August 18, 2003, the Company entered into a settlement agreement with a consultant for unpaid fees in the amount of $9,236. Under the terms of the agreement, the Company will pay $4,636 in monthly installments of $1,159, payable on the first of the month beginning October 1, 2003. The Company also agreed to issue 24,211 pre-reverse split shares of common stock, valued at $4,600, to the consultant as payment in full.

In September, 2003 the Company entered in a settlement agreement with a consultant whereby the Company will pay a total of $38,771 of unpaid fees, of which $8,771 is payable upon execution of the agreement and the balance, $30,000, is payable in monthly installments of $2000, payable on the first of the month beginning October 1, 2003. Per the agreement, the Company also agreed to issue 735,187 pre-reverse split shares of common stock, valued at $56,037, to the consultant as payment in full.

Due to the termination of certain employees during the six months ended June 30, 2003, the Company recorded a reversal of deferred compensation totaling $243,605.

Stock  Options
--------------

During the six months ended June 30, 2003, the Company issued warrants to purchase 2,745,000 pre-reverse split shares of common stock at exercise prices ranging from $0.001 to $0.07 per share to employees in lieu of deferred salaries totaling $232,154.

On March 5, 2003, the Company entered into a consulting agreement for certain consulting services. As compensation for any funding, the consultant is to be paid 7.5% of any cash received, 2.5% in value of such funding in warrants to purchase common stock of the Company, based on the closing price on the day any agreement is signed, and a warrant to purchase one share of the Company's common stock for every dollar funded. The warrants are exercisable at $0.50 per pre-reverse split share on or before three years from the anniversary of any funding. Pursuant to this agreement, during the nine months ended September 30, 2003, the Company issued warrants to purchase 108,708 pre-reverse split shares of common stock at an exercise price of $0.001 per share and warrants to purchase 444,200 pre-reverse split shares of common stock at an exercise price of $.50 per share. Non-cash compensation expense of $15,202 was recorded as a result of these awards. As of September 30, 2003, all of the 108,708 warrants at an exercise price of $0.001 had been exercised.

In April 2003, the Company issued warrants to purchase 1,000,000 shares of common stock to its Chief Operating Officer in accordance with an employment agreement dated April 15, 2003. The warrants have an exercise price of $0.001 per share and vest as follows:

     -    250,000 on April 15, 2003

     -    250,000 upon the fourth month of employment
     -    250,000 upon the eighth month of employment
     - 250,000 upon the achievement by the Company of two successive calendar quarters of positive earnings before interest, tax, and depreciation and amortization

In relation to this transaction, the Company recorded compensation expense totaling $24,750 and deferred compensation totaling $74,250 as of June 30, 2003.

In July 2003, the Company issued warrants to purchase 600,000 pre-reverse split shares of common stock to consultants for consulting expense at a purchase price of $0.05 per share. The warrants vest immediately and expire on the earlier of July 2, 2008 or upon the Company's change of control through acquisition or sale of substantially all of its assets. Professional fees expense of $18,000 was recorded in connection with this transaction.

On July 7, 2003, the Company issued warrants to purchase 500,000 pre-reverse split shares of common stock to an officer for services rendered at an exercise price of $0.08 per share. The warrants vest immediately and will expire on the earlier date of July 7, 2008 or upon the Company's change of control through acquisition or sale of substantially all of its assets. Non-cash compensation expense of $10,000 was recorded relating to this transaction.

On July 31, 2003, the Company issued warrants to purchase 71,429 pre-reverse split shares of common stock to a vendor as payment on accounts payable totaling $5,278. The warrants have an exercise price of $0.001 per share and expire June 12, 2008. In addition, the Company entered into a note payable agreement with the consultant totaling $4,000, payable at $1,000 a month beginning October 1, 2003.

During July 2003, the Company entered into a settlement agreement with a consultant for $60,000 as payment on accounts payable. The Company executed a convertible promissory note for $60,000, bearing interest of 10%, due on July 21, 2004, and committed to execute an agreement for future consulting services for a total obligation of $25,000. The note is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.20 per share. Upon conversion of the note, the holder is entitled to receive one warrant to purchase one share of common stock for each share of common stock issued. The warrant will have an exercise price of $0.20 per share and will expire five years from the date of issuance. As part of this transaction, the Company also issued warrants to purchase 150,000 pre-reverse split shares of common stock at an exercise price of $0.001 per share. The warrants expire on the earlier date of July 12, 2008 or upon the Company's change of control through acquisition or sale of substantially all of its assets. Non-cash compensation expense of $12,000 was recorded related to issue of these warrants. As of August 6, 2003, all of the warrants had been exercised.

During July 2003, the Company entered into a compensation agreement with a terminated employee, whereby the Company will pay total of $15,592 of deferred compensation due to the employee in monthly payments of $2,000, payable on the first of the month beginning October 1, 2003. Per the agreement, the Company also issued warrants to purchase 400,000 pre-reverse split shares of common stock at an exercise price of $0.001 per share and 67,848 pre-reverse split shares of common stock at an exercise price of $.10 per share. Non-cash compensation expense of $35,086 was recorded related to the issue of these warrants. On August 20, 2003, the 400,000 warrants priced at $0.001 per share were exercised.

During July 2003, the Company entered into a compensation agreement with a consultant, whereby the Company will pay a total of $17,000 of earned and unpaid compensation due to the consultant in monthly payments of $3,000, payable on the first of the month beginning September 1, 2003. Per the compensation agreement, the Company also issued warrants to purchase 329,000 pre-reverse split shares of common stock at an exercise price of $0.001 per share, thereby retiring an additional $23,000 in earned and unpaid compensation. In addition, in September 2003, the Company issued warrants to purchase 500,000 pre-reverse split shares of common stock at an exercise price of $0.001 per share to the consultant in exchange for a technology agreement relating to NutraCea/NutraStar product formulas. Non-cash compensation of $40,000 was recorded as a result of this award. As of September 12, 2003, all of the warrants had been exercised.

On August 12, 2003, the Company issued warrants to purchase 200,000 pre-reverse split shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. Non-cash compensation expense of $30,000 was recorded relating to this transaction. As of August 12, 2003, all of the warrants had been exercised.

On August 15, 2003, the Company issued warrants to purchase 375,000 pre-reverse split shares of common stock at an exercise price of $0.001 per share to a vendor as payment for royalties payable. Non-cash expense of $33,750 was recorded relating to this transaction. The warrants vest immediately and expire on July 14, 2008.

On August 18, 2003, the Company issued warrants to purchase 126,667 pre-reverse split shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. Non-cash compensation expense of $24,067 was recorded relating to this transaction. As of August 18, 2003, all of the warrants had been exercised.

During September 2003, the Company entered into a compensation agreement with a consultant, whereby the Company will pay a total of $5,356 of unpaid fees due to the consultant in monthly payments of $670, payable on the first of the month beginning October 1, 2003. Per the agreement, the Company also issued warrants valued at $5,000 to purchase 41,667 pre-reverse split shares of common stock at an exercise price of $0.001 per share. The warrants expire on August 5, 2008.

During the nine months ended September 30, 2003, warrants representing 3,434,375 pre-reverse split shares of common stock were exercised for a total value of $3,034.

The expense, if any, of warrants issued to employees is recognized over the shorter of the term of service or vesting period. The expense of warrants issued to consultants or other third parties are recognized over the term of service. In the event services are terminated early, the entire amount is recognized. The unamortized portion of the expense to be recognized is recorded as deferred compensation.

NOTE 7 - BUSINESS SEGMENTS

For internal reporting purposes, management segregates the Company into operating segments as follows for the three and nine months ended September 30, 2003 and 2002:

THREE MONTHS ENDED                                          (LOSS) FROM   INTEREST  TOTAL           DEPRECIATION/
SEPTEMBER 30, 2003                             NET SALES     OPERATIONS   EXPENSE   ASSETS          AMORTIZATION
--------------------------------------------  ------------  ------------  --------  --------------  -------------
NutraStar Technologies Incorporated           $     37,403  $  (615,953)  $ 17,076  $      492,208  $      29,987
NutraGlo Incorporated                              593,817      278,450      8,921          26,286              -
                                              ------------  ------------  --------  --------------  -------------
Total, NutraCea (FKA NutraStar Incorporated)  $    631,220  $  (337,503)  $ 25,997  $      518,494  $      29,987
                                              ============  ============  ========  ==============  =============

THREE MONTHS ENDED                                          (LOSS) FROM   INTEREST  TOTAL           DEPRECIATION/
SEPTEMBER 30, 2002                            NET SALES     OPERATIONS    EXPENSE   ASSETS          AMORTIZATION
--------------------------------------------  ------------  ------------  --------  --------------  -------------
NutraStar Technologies Incorporated           $    147,800  $  (569,316)  $ 72,261  $      371,565  $      32,687
NutraGlo Incorporated                              150,277       68,336          -         288,555              -
                                              ------------  ------------  --------  --------------  -------------
Total, NutraCea (FKA NutraStar Incorporated)  $    247,367  $  (500,980)  $ 72,261  $      660,120  $      32,687
                                              ============  ============  ========  ==============  =============

NINE MONTHS ENDED                                           (LOSS) FROM   INTEREST  TOTAL           DEPRECIATION/
SEPTEMBER 30, 2003                            NET SALES     OPERATIONS    EXPENSE   ASSETS          AMORTIZATION
--------------------------------------------  ------------  ------------  --------  --------------  -------------
NutraStar Technologies Incorporated           $     98,619  $(1,471,826)  $ 49,358  $      492,208  $      94,085
NutraGlo Incorporated                            1,108,033      462,178     16,516          26,286              -
                                              ------------  ------------  --------  --------------  -------------
Total, NutraCea (FKA NutraStar Incorporated)  $  1,206,652  $(1,009,648)  $ 65,874  $      518,494  $      94,085
                                              ============  ============  ========  ==============  =============

NINE MONTHS ENDED                                           (LOSS) FROM   INTEREST  TOTAL           DEPRECIATION/
SEPTEMBER 30, 2002                            NET SALES     OPERATIONS    EXPENSE   ASSETS          AMORTIZATION
--------------------------------------------  ------------  ------------  --------  --------------  -------------
NutraStar Technologies Incorporated           $    624,011  $(2,002,315)  $ 78,061  $      371,565  $      95,066
NutraGlo Incorporated                              454,083     (176,268)         -         288,555              -
                                              ------------  ------------  --------  --------------  -------------
Total, NutraCea (FKA NutraStar Incorporated)  $  1,078,094  $(2,178,583)  $ 78,061  $      660,120  $      95,066
                                              ============  ============  ========  ==============  =============


NOTE 8 - SUBSEQUENT EVENTS

Notes  Payable  and  Financing  Agreements
------------------------------------------
Subsequent to September 30, 2003, the Company executed three promissory notes totaling $50,000 to third party investors. The notes bear interest at 10% per annum, mature twelve months from the date of issue, and are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.20 per share. Upon conversion of the notes payable, the holders will be entitled to receive one warrant to purchase common stock for each common share issued. The warrants will have an exercise price of $.20 per share and will expire one year from the date of issue.

Notes Payable-Related Parties
-----------------------------
On October 1, 2003, the Company paid $48,335 in principal and $1,665 in interest towards notes payable to Patricia McPeak, Chief Executive Officer of NutraCea.

Agreements
----------
On October 22, 2003, the Company entered into a one-year consulting agreement with Joanna Hoover to perform services as Chief Financial Officer of NutraCea. Either party may terminate the agreement with thirty days written notice.

Common Stock
------------

On July 23, 2003, a convertible note payable was converted by the holder, and the Company issued 25,000 shares of common stock in relation to this conversion. Subsequent to September 30, 2003, the holder rescinded the conversion of the note and surrendered the stock certificate to the Company, which cancelled the shares and returned them to authorized and unissued stock.

On October 14, 2003, the Company entered into a settlement agreement with a vendor for unpaid fees in the amount of $8,346. Under the terms of the agreement, the Company will pay $6,260 in month installments of $525, payable on the first of the month beginning November 1, 2003, with a final payment of $485 due on October 1, 2004. The Company also agreed to issue 41,732 pre-reverse split shares of common stock to the vendor.

On October 20, 2003, the Company committed to issue 20,833 pre-reverse split shares of common stock to a consultant pursuant to a consulting agreement dated March 5, 2003.

On October 24, 2003, the Company issued 20,000 pre-reverse split shares of common stock to a consultant pursuant to a consulting agreement dated August 6. 2003.

On October 30, 2003, the Company issued 67,848 pre-reverse split shares of common stock upon exercise of an outstanding warrant.

On October 31, 2003, the Board of Directors approved and adopted the 2003 Stock Compensation Plan and authorized the President of the Company to execute a registration statement under the Securities Act of 1933 for 10,000,000 shares of common stock.

On October 31, 2003, the Board of Directors approved the issuance of common stock in lieu of compensation to the Company's Chief Operating Officer and Chief Executive Officer. Chief Operating Officer John Howell will receive 72,911 shares of common stock in lieu of $58,333 in salary and other compensation accrued for past services; Chief Executive Officer Patricia McPeak will receive 402,644 shares of common stock in lieu of $322,115 in salary and other accrued compensation for past services. These shares of common stock will be issued under the 2003 Stock Compensation Plan.

Effective November 12, 2003 and pursuant to adoption of the Company's "Certificate of Amendment of Restated Articles of Incorporation" dated October

27, 2003, the Company effected a reverse split of all previously issued common stock on the basis of one-for-ten shares.
Additionally, per the "Certificate of Amendment of Restated Articles of Incorporation", the number of authorized shares of common stock was increased from 50,000,000 to 100,000,000, and the number of authorized shares of preferred stock was increased from 10,000,000 to 20,000,000.

Stock Options
-------------

On October 20, 2003, pursuant to a consulting agreement dated March 5, 2003, the Company issued a warrant to purchase 100,000 pre-reverse split shares of common stock at an exercise price of $0.50 per share.

On October 31, 2003, the Board of Directors approved two agreements for certain consulting services. As compensation for services, the consultants will receive warrants to purchase 1,000,000 shares of the Company's common stock at $0.01 per share; 250,000 shares at $0.25 per share; 125,000 shares at $0.50 per share; and 125,000 shares at $0.75 per share. The warrants expire six months from the date of grant. Any securities issued pursuant to these agreements will be issued under the 2003 Stock Compensation Plan.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking" statements about future financial results, future business changes and other events that have not yet occurred. For example, statements like the Company "expects," "anticipates" or "believes" are forward-looking statements. Investors should be aware that actual results may differ materially from the Company's expressed expectations because of risks and uncertainties about the future. The Company does not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of the Company's business are discussed throughout this Form 10-QSB and should be considered carefully.

RESULTS OF OPERATIONS

Three-Month Period Ended September 30, 2003 versus 2002
-------------------------------------------------------

During the quarter ended September 30, 2003, NutraCea generated net sales of $631,220 compared to $247,367 for the same quarter of 2002, representing an increase in sales of $383,853. Increased sales of NutraGlo Incorporated ("NutraGlo") in the amount of $451,335 were due to increased purchase orders and two production runs in 2003 compared to one in 2002. These increased sales were offset by the loss of certain customers of NutraStar Technologies Incorporated ("NutraStar") who chose to obtain their stabilized rice brand from the RiceX Company ("RiceX"), and by less interstate sales of NutraStar due to decreased advertising.

Cost of goods sold for the quarter ended September 30, 2003 increased by $176,304 to $311,853 from $135,549 for the quarter ended September 30, 2002. The majority of the increase, $205,240, results from the increased sales of NutraGlo, and was offset in part by a decrease of $28,936 in cost of goods sold arising from the decreased sales of NutraStar. The Company's gross profit increased by $207,549 to $319,367 for the quarter ended September 30, 2003 compared to $111,818 for the quarter ended September 30, 2002. This increase reflects the Company's continuing focus on selling its own higher margin products as compared to the cross selling of RiceX products.

Operating expenses increased by $44,072 to $656,870 for the third quarter of 2003 compared to $612,798 for the third quarter of 2002. The majority of the increase is due to non-cash stock and option awards, which increased by $57,496 to $242,855 for the quarter ended September 30, 2003 from $185,359 for the quarter ended September 30, 2002. Decreases totaling $13,424 primarily result from the Company's reduced business operations and efforts at overhead reduction.

Interest expense decreased by $46,264 to $25,997 for the quarter ended September 30, 2003 from $72,261 for the quarter ended September 30, 2002. While interest expense decreased by $57,042 primarily due to the recording of interest expense related to the beneficial conversion feature on convertible debt in the third quarter of 2002, interest expense increased by $10,778 as a result of a factoring agreement relating to some of the Company's accounts receivable entered into in 2003.

The Company's overall net loss for the third quarter of 2003 decreased by $209,741 to $363,500 compared to a net loss of $573,241 recorded for the comparable quarter of 2002. NutraCea also recognized accrued cumulative preferred dividends of $33,425, which increased the net loss available to common shareholders to $396,925 for the quarter ended September 30, 2003 compared to a net loss of $609,723 available to common shareholders as of September 30, 2002.

Nine-Month Period Ended September 30, 2003 versus 2002
------------------------------------------------------

Total revenue for the nine-month period ended September 30, 2003 increased by $128,558 to $1,206,652 compared to $1,078,094 for the nine months ended September 30, 2002. Increased sales of NutraGlo in the amount of $605,480 were due to increased purchase orders and production runs. These increased sales were offset by decreased sales of NutraStar in the amount of $394,398, due to cancellation of our exclusive contract with RiceX. The majority of the balance of the decrease, $82,524, was due to decreased advertising.

Cost of sales decreased by $54,574 to $634,973 for the nine months ended September 30, 2003 from $689,547 for the same period in 2002. Cost of sales increased by $255,824 due to increased sales of NutraGlo and decreased by $293,058 due to decreased sales of NutraStar. The balance of the decrease, $17,340, was realized in reduced freight costs.

Operating expenses decreased by $985,803 to $1,581,327 for the nine months ended September 30, 2003 from $2,567,130 for the comparable period in 2002. This decrease reflects a decrease in employee related expenses of $212,584 compared to the nine months ended September 30, 2002, and a decrease of $346,102 in the cost of professional fees and outside services. In addition, during the period ended September 30, 2002, an allocation to loss reserve for licenses was recorded for $75,359. Non-cash stock and option awards decreased by $282,271 to $279,714 for the nine months ended September 30, 2003 from $561,985 for the nine months ended September 30, 2002. The balance of the decrease, $69,487, primarily results from the Company's reduced business operations and efforts at overhead reduction.

Interest expense decreased by $12,187 to $65,874 for the nine months ended September 30, 2003 from $78,061 for the nine months ended September 30, 2002. While interest expense decreased by $28,703 primarily due to the recording of interest expense related to the beneficial conversion feature on convertible debt in 2002, interest expense increased by $16,516 as a result of a factoring agreement entered into in 2003 relating to some of the Company's accounts receivable.

The Company's overall net loss for the nine months ended September 30, 2003 decreased by $1,180,486 to $1,075,522 compared to a net loss of $2,256,008 recorded for the comparable period of 2002. NutraCea also recognized accrued cumulative preferred dividends of $108,489, which increased the net loss available to common shareholders to $1,184,011 for the quarter ended September 30, 2003 compared to a net loss of $2,365,455 to common shareholders as of September 30, 2002.

LIQUIDITY AND SOURCES OF CAPITAL

NutraCea has incurred significant operating losses since its inception, and, as of September 30, 2003 NutraCea had an accumulated deficit of $9,462,851. At September 30, 2003, NutraCea had cash and cash equivalents of $139,051 and a net working capital deficit of $2,475,865.

To date, NutraCea has funded its operations, in addition to sales revenues, through a combination of short-term debt and the issuance of common and preferred stock. During the nine months ended September 30, 2003, NutraCea raised a total of $320,422 from related party promissory notes and $414,000 from the issuance of third-party convertible notes. The interest rate on these promissory notes ranged from 8% to 24% per annum with two of the notes also being collateralized by a total of 45,000 shares of the Company's common stock. The Company also raised $104,500 from the sale of 1,340,476 pre-reverse split shares of its common stock during the nine months ended September 30, 2003. The Company has conserved cash by deferring $376,677 of compensation expenses and issuing warrants to purchase 2,745,000 pre-reverse split shares of common stock at exercise prices ranging from $0.001 to $0.07 per share to employees in lieu of deferred salary totaling $232,154 during the six months ended June 30, 2003. The Company will continue to pursue cost cutting or expense deferral strategies in order to conserve working capital. These strategies will limit the Company's implementation of its business plan and increase the future liabilities of the Company.

On April 29, 2003, the Company entered into a non-recourse factoring agreement with a financial institution to factor certain of its accounts receivable. As of September 30, 2003, the Company had no outstanding amounts due under the factoring agreement.

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

CONTRACT WITH KEY SUPPLIER

NutraCea had entered into an agreement with The RiceX Company ("RiceX"), whereby RiceX would sell NutraCea its rice bran solubles and rice bran fiber complex at prices equal to the lower of RiceX's standard price or the price negotiated by other customers for like quantities and products (the "RiceX Agreement"). The RiceX Agreement also provided that RiceX would not sell any rice bran solubles or rice bran fiber concentrate products in the United States except to NutraCea. On July 9, 2002, this Agreement was terminated. As a result of this termination, NutraCea no longer has the right to be the exclusive distributor of the RiceX rice solubles and rice bran fiber concentrates in the United States; however, NutraCea has continued to buy such products from RiceX on a nonexclusive basis. The RiceX Agreement also provides for a license from RiceX to NutraCea for the domestic use of four patents relating to the use of rice bran supplements to help treat diabetes and hyperlipidemia.

NutraCea currently purchases all of its stabilized rice bran from RiceX. However, NutraCea believes its special rice bran requirements could be met by other suppliers. If NutraCea were unable to acquire the amount of raw product it requires or if there were an interruption in product delivery for any reason, NutraCea's business, results from operations, and financial condition, would be adversely affected.

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

Valuation  of  long-lived  assets
---------------------------------

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

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. Having adopted of SFAS No. 150 in the quarter ended September 30, 2003, the Company has reclassified its redeemable preferred stock as a current liability.

ITEM 3.  CONTROLS AND PROCEDURES

The Company's principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Information regarding current litigation is set forth in Note 5 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Report.


ITEM  2.  CHANGES  IN  SECURITIES

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER

During the quarter ended September 30, 2003, the Company issued convertible promissory notes for $302,250. The notes are convertible into shares of common stock at a conversion rate of $0.20 per share. The notes bear interest at 10% per annum and have a term of one year.

During July 2003, the Company entered into a settlement agreement with a consultant for $60,000 as payment on accounts payable. The Company executed a convertible promissory note for $60,000, bearing interest of 10%, due on July 21, 2004, and committed to execute an agreement for future consulting services for a total obligation of $25,000. The note is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.20 per share. Upon conversion of the note, the holder is entitled to receive one warrant to purchase one share of common stock for each share of common stock issued. The warrant will have an exercise price of $0.20 per share and will expire five years from the date of issuance. As part of this transaction, the Company also issued warrants to purchase 150,000 pre-reverse split shares of common stock at an exercise price of $0.001 per share. The warrants expire on the earlier date of July 12, 2008 or upon the Company's change of control through acquisition or sale of substantially all of its assets. Non-cash compensation expense of $12,000 was recorded related to issue of these warrants. As of August 6, 2003, all of the warrants had been exercised.

During July 2003, the Company entered into a compensation agreement with a terminated employee, whereby the Company will pay total of $15,592 of deferred compensation due to the employee in monthly payments of $2,000, payable on the first of the month beginning October 1, 2003. Per the agreement, the Company also issued warrants to purchase 400,000 pre-reverse split shares of common stock at an exercise price of $0.001 per share and 67,848 pre-reverse split shares of common stock at an exercise price of $.10 per share. Non-cash compensation expense of $35,086 was recorded related to the issue of these warrants. On August 20, 2003, the 400,000 warrants priced at $0.001 per share were exercised.

During July 2003, the Company entered into a compensation agreement with a consultant, whereby the Company will pay a total of $17,000 of earned and unpaid compensation due to the consultant in monthly payments of $3,000, payable on the first of the month beginning September 1, 2003. Per the compensation agreement, the Company also issued warrants to purchase 329,000 pre-reverse split shares of common stock at an exercise price of $0.001 per share, thereby retiring an additional $23,000 in earned and unpaid compensation. In addition, in September 2003, the Company issued warrants to purchase 500,000 pre-reverse split shares of common stock at an exercise price of $0.001 per share to the consultant in exchange for a technology agreement relating to NutraCea/NutraStar product formulas. Non-cash compensation of $40,000 was recorded as a result of this award. As of September 12, 2003, all of the warrants had been exercised.

On July 30, 2003, the Company, pursuant to an agreement reached in 2002, issued 1,000,000 pre-reverse split shares of common stock and entered into an additional agreement with a consultant as payment on accounts payable totaling $24,000. The consultant accepted a cash payment of $2,500 and a commitment to provide product valued at $2,500; a promissory note payable at $2,000 a month beginning November 1, 2003 was executed for the balance of $19,000.

In July 2003, the Company issued warrants to purchase 600,000 pre-reverse split shares of common stock to consultants for consulting expense at a purchase price of $0.05 per share. The warrants vest immediately and expire on the earlier of July 2, 2008 or upon the Company's change of control through acquisition or sale of substantially all of its assets. Professional fees expense of $18,000 was recorded in connection with this transaction.

On March 5, 2003, the Company entered into a consulting agreement for certain consulting services. As compensation for any funding, the consultant is to be paid 7.5% of any cash received, 2.5% in value of such funding in warrants to purchase common stock of the Company, based on the closing price on the day any agreement is signed, and a warrant to purchase one share of the Company's common stock for every dollar funded. The warrants are exercisable at $0.50 per pre-reverse split share on or before three years from the anniversary of any funding. Pursuant to this agreement, during the nine months ended September 30, 2003, the Company issued warrants to purchase 108,708 pre-reverse split shares of common stock at an exercise price of $0.001 per share and warrants to purchase 444,200 pre-reverse split shares of common stock at an exercise price of $.50 per share. Non-cash compensation expense of $15,202 was recorded as a result of these awards. As of September 30, 2003, all of the 108,708 warrants at an exercise price of $0.001 had been exercised.

On July 7, 2003, the Company issued warrants to purchase 500,000 pre-reverse split shares of common stock to an officer for services rendered at an exercise price of $0.08 per share. The warrants vest immediately and will expire on the earlier date of July 7, 2008 or upon the Company's change of control through acquisition or sale of substantially all of its assets. Non-cash compensation expense of $10,000 was recorded relating to this transaction.

On July 31, 2003, the Company issued warrants to purchase 71,429 pre-reverse split shares of common stock to a vendor as payment on accounts payable totaling $5,278. The warrants have an exercise price of $0.001 per share and expire June 12, 2008. In addition, the Company entered into a note payable agreement with the consultant totaling $4,000, payable at $1,000 a month beginning October 1, 2003.

On August 6, 2003, the Company issued 30,000 pre-reverse split shares of common stock to a consultant for services totaling $2,395. In addition, the Company was committed to issue 10,000 pre-reverse split shares of common stock per month up to a value of $2,000, plus an additional $2,000 per month in cash, for future services.

On August 18, 2003, the Company entered into a settlement agreement with a consultant for unpaid fees in the amount of $9,236. Under the terms of the agreement, the Company will pay $4,636 in monthly installments of $1,159, payable on the first of the month beginning October 1, 2003. The Company also agreed to issue 24,211 pre-reverse split shares of common stock, valued at $4,600, to the consultant as payment in full.

On August 12, 2003, the Company issued warrants to purchase 200,000 pre-reverse split shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. Non-cash compensation expense of $30,000 was recorded relating to this transaction. As of August 12, 2003, all of the warrants had been exercised.

On August 15, 2003, the Company issued warrants to purchase 375,000 pre-reverse split shares of common stock at an exercise price of $0.001 per share to a vendor as payment for royalties payable. Non-cash expense of $33,750 was recorded relating to this transaction. The warrants vest immediately and expire on July 14, 2008.

On August 18, 2003, the Company issued warrants to purchase 126,667 pre-reverse split shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. Non-cash compensation expense of $24,067 was recorded relating to this transaction. As of August 18, 2003, all of the warrants had been exercised.

In September, 2003 the Company entered in a settlement agreement with a consultant whereby the Company will pay a total of $38,771 of unpaid fees, of which $8,771 is payable upon execution of the agreement and the balance, $30,000, is payable in monthly installments of $2000, payable on the first of the month beginning October 1, 2003. Per the agreement, the Company also agreed to issue 735,187 pre-reverse split shares of common stock, valued at $56,037, to the consultant as payment in full.

During September 2003, the Company entered into a compensation agreement with a consultant, whereby the Company will pay a total of $5,356 of unpaid fees due to the consultant in monthly payments of $670, payable on the first of the month beginning October 1, 2003. Per the agreement, the Company also issued warrants valued at $5,000 to purchase 41,667 pre-reverse split shares of common stock at an exercise price of $0.001 per share. The warrants expire on August 5, 2008.

During the quarter ended September 30, 2003, warrants representing 2,434,375 pre-reverse split shares of common stock were exercised for a total value of $2,034.

All of the above issuances of promissory notes, stock or warrants were made without any public solicitation, to a limited number of investors or related individuals or entities and were acquired for investment purposes only. Each of the individuals or entities had access to information about the Company and were deemed capable of protecting their own interests. The notes, stock and warrants were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933. These are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the notes evidencing the loans and the stock certificates bear a legend stating the restrictions on resale.

ITEM 5.  OTHER INFORMATION

Effective August 12, 2003, the Company charged its name from "Nutrastar Incorporated" to "NutraCea."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as exhibits to this report:

           3.4      Certificate of Amendment of Restated Articles of Amendment
         10.13 2003 Stock Compensation Plan (incorporated by reference to the Registration Statement on Form S-8 filed on November 18,
                    2003)
          31.1 Certification by CEO pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
          31.2 Certification by CFO pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
          32.1 Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K: None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NUTRACEA

Dated:  November 19, 2003               /s/Patricia McPeak
                                        ------------------
                                        Patricia McPeak
                                        Chief Executive Officer




Dated:  November 19, 2003               /s/ Joanna Hoover
                                        -----------------
                                        Joanna Hoover,
                                        Chief Financial Officer
                                        (Principal Accounting Officer)