Form 10KSB
period 2003-12-31
NUTRACEA
filed 2004-05-20
CIK 1063537

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          ---------------------------

            For the Fiscal Year Ended           Commission File Number
                December 31, 2003                      0-32565

                                    NUTRACEA
                  (Name of Small Business Issuer in It Charter)
                  ---------------------------------------------

              California                            87-0673375
       ------------------------          --------------------------------
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

      Title of Class
      --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X      No
                                -------       -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $1,536,153.

As of May 13, 2004, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $13,566,736 based upon the average price of $.94/share.

      ISSUER INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                           Yes     X      No
                                -------       -------

As of May 13, 2004, the Registrant had outstanding 25,383,430 shares of common stock.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                                    NUTRACEA
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----


                                     PART I

1. Description of Business . . . . . . . . . . . . . . . . . . . . . . .     1

2. Description of Property . . . . . . . . . . . . . . . . . . . . . . .     9

3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .     9

4. Submission of Matters to a Vote of Security Holders . . . . . . . . .    10


                                    PART II

5. Market for Common Equity and Related Stockholder Matters. . . . . . .    11

6. Management's Discussion and Analysis or Plan of Operations. . . . . .    13

7. Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . .    16

8. Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . .    43

8A. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . .    43


                                    PART III

9. Directors, Executive Officers, Promoters and Control Persons;
   Compliance with Section 16(a) of the Exchange Act . . . . . . . . . .    44

10. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . .    47

11. Security Ownership of Certain Beneficial Owners and Management
    and Related Stockholder Matters. . . . . . . . . . . . . . . . . . .    49

12. Certain Relationships and Related Transactions . . . . . . . . . . .    50

13. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .    51

14. Principal Accountant Fees and Services . . . . . . . . . . . . . . .    52

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

NutraCea (referred to as "NutraCea" or the "Company") is a California corporation formerly known as Alliance Consumer International, Inc. As a result of the Exchange Transaction discussed below, NutraCea's business is now the business previously carried on by NutraStarTechnologies Incorporated, a Nevada corporation ("NTI"). NTI was formed and started doing business in February 2000. NutraCea is a relatively new health science company focused on the development and distribution of products based upon the use of stabilized rice bran and proprietary rice bran formulations. Rice bran is the outer layer of brown rice that, until recently, was a waste by-product of the commercial rice industry. These products include food supplements that provide health benefits for humans and animals (known as "nutraceuticals") as well as cosmetics and beauty aids based on the rice bran oils. NutraCea believes that stabilized rice bran products can deliver beneficial biological effects with fewer of the adverse side effects commonly associated with many prescription drugs. As a result, NutraCea believes that certain of its products may be used in place of, or as a supplement to, some of the most commonly used pharmaceuticals. NutraCea has conducted and is currently involved in ongoing clinical trials and third party analysis in order to support the uses for and effectiveness of its products.

NutraCea has developed a number of product lines that are currently or soon will be available for sale in the market through its four divisions: TheraFoods(R), which provides health food supplements to the retail market; NutraCea(R), which distributes food supplements through the medical community; NutraGlo(R), which distributes animal food products; and NutraBeauticals(R), which will develop and market cosmetics and beauty aids. NutraCea anticipates developing strategic distribution and marketing agreements with well-known retail product and pharmaceutical companies and medical practices and institutions.

NutraCea's corporate offices and operations are located at 1261 Hawk's Flight Court, El Dorado Hills, California 95762. NutraCea's telephone number is (916) 933-7000. NutraCea has one wholly owned subsidiary, NTI, which in turn wholly owns NutraGlo Incorporated, a Nevada corporation. Both of these subsidiaries maintain business offices at NutraCea's principal business office in El Dorado Hills, California.

HISTORY

NutraCea was originally incorporated on February 4, 2000 in California as NutraStar Technologies Incorporated. On December 14, 2001, NutraStar Technologies Incorporated effected a reorganization with the inactive publicly-held company, Alliance Consumer International, Inc., and the name was changed to NutraStar Incorporated.

On October 1, 2003, NutraStar Incorporated changed its name to NutraCea and the common stock began trading on the OTCBB under the symbol "NTRC." On November 12, 2003, NutraCea declared a 1:10 reverse stock split. Post-split shares of NutraCea trade on the OTCBB under the symbol "NTRZ."

On April 27, 2000, NTI formed NutraGlo Incorporated ("NutraGlo"), a Nevada corporation, which was owned 80% by NTI and 20% by NutraGlo Investors L.P. During 2001, NutraGlo started marketing, manufacturing and distributing one of NutraCea's products to the equine market. In 2002, NutraCea issued 250,001 shares of its common stock to the limited partnership in exchange for the remaining 20% of the common stock of NutraGlo. The value of the shares was $250,001. As a result, NutraGlo is now a wholly owned subsidiary of NTI.

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

Rice is one of the world's major cereal grains, although United States production of rice is only a small fraction of total world production. Approximately 60% of the nutritional value of rice is contained in the rice bran, the outer brown layer of the rice kernel that is removed during the milling process. However, unstabilized rice bran deteriorates rapidly. Because of the rapid degradation and short shelf life, rice bran has not been widely accepted as a component of nutrition, health or beauty products notwithstanding the known benefits. The RiceX Company ("RiceX"), one of NutraCea's primary suppliers, has developed a method of stabilizing rice bran that NutraCea believes is superior to other methods, and provides a shelf life of approximately two years, which NutraCea believes is longer than any other stabilized rice bran. Using stabilized rice bran as an ingredient provides the longer shelf life necessary for economical production of nutrition products that incorporate rice bran ingredients.

In 1999, the Alliance for Aging Research in Washington D.C. reported that incidence of initial diagnosis for hypertension, arthritis or diabetes triples between the 50th and 60th birthdays. As the population of the United States ages over the next 30 years, the Company believes demand for its products will grow dramatically. Since stabilized rice bran is a safe food product, the Company believes that its beneficial effects can be obtained with a minimum of known deleterious side effects, such as those that may be present in pharmaceuticals. Many physicians have taken an interest in NutraCea's nutraceutical products as a means of offering alternative or complementary approaches for treating serious health care problems. If further clinical trials support the beneficial effects of NutraCea's neutraceutical products and if the medical community widely endorses such use of its products, NutraCea believes that its products may be used as a nutritional therapy either prior to or as a compliment to traditional pharmaceutical therapies for the treatment of a variety of ailments including diabetes and coronary heart disease.

PRODUCTS

NUTRACEA HAS TWO SEGMENTS WITH FOUR PRIMARY DIVISIONS THROUGH WHICH IT SELLS ITS PRODUCTS.

PRODUCTS OF NUTRASTAR TECHNOLOGIES INCORPORATED:

- TheraFoods(R) Nutrition Supplements. NutraCea distributes its consumer products through its TheraFoods(R) Nutritional Supplements division. The primary products currently sold through this division are RiSolubles(R), RiceMucil(R), CeaFlex(TM), FlexBoost(TM), Cea100(TM), NutraImmune(TM), and StaBran(R) Nutritional Supplements. All the products are currently available in either capsule or powdered form for use as food supplements. The powdered form can also be used as a food additive in breads, cookies, snacks, beverages, and similar foods. The Company has also developed and currently produces a topical, cream product for arthritic joint and muscle pain. Consumer products are sold directly to consumers through toll-free telephone sales and Internet sales.

- NutraCea(R) Medical Foods. NutraCea distributes its medical foods products to doctors, clinics and health care providers through its NutraCea(R) Medical Foods division. In addition to certain consumer products, the primary products to be distributed through this division are SynBiotics 1(TM) Medical Food to support treatment of Irritable Bowel Syndrome, SynBiotics 2(TM) Medical Food to support treatment of Inflammatory Bowel Disease, SynBiotics 3(TM) Medical Food to support treatment of antibiotic-induced diarrheal conditions, and LiverBoost(R) to support liver health. Medical foods will be marketed to health care providers through the same distribution systems that market pharmaceutical and medical supplies.

- NutraBeauticals(R) Beauty Products. NutraCea distributes its natural beauty products through its NutraBeauticals(R) Beauty Products division. The principal product sold through this division is NutraBeauticals(R) Skin Cream, a topical emollient containing rice bran oil and other natural products to support the health and improve the appearance of skin. NutraCea does not have an established distribution system for its beauty and skin care products.

PRODUCTS OF NUTRAGLO INCORPORATED:

- NutraGlo(R) Animal Products. NutraCea developed a derivative of its NutraFlex(TM) Nutritional Supplement to prevent and rehabilitate joint degeneration in horses and markets NutraFlex(TM) Equine Nutritional Supplements and Absorbine Flex+(TM) Equine Pain Relief Cream though its NutraGlo(R) Animal Products division. NutraCea's Absorbine Flex+(TM) Equine Pain Relief Cream is distributed exclusively through W. F. Young, Inc. pursuant to a distribution agreement in the United States and 36 foreign countries. Other equine and animal health products will be distributed through this or other channels.

MARKETING

The Company's TheraFoods(R) division is currently marketing its products domestically through various distribution channels including NutraCea's toll-free phone number and through the Internet at
http://www.nutracea.com/products.html.
--------------------------------------

NutraCea's equine product is distributed under the name "Absorbine Flex+" by W.F. Young, Inc. pursuant to a distribution agreement with NutraCea dated May 1, 2001 pursuant to which the Company's Absorbine Flex+ is being marketed nationwide and will be introduced into the international market in 36 countries. The distribution agreement provides for the NutraGlo division to manufacture, package and ship all W.F. Young's sales requirements while W.F. Young is granted a license to use and market NutraCea's products and brand names. NutraGlo has agreed to sell its equine products exclusively through W.F. Young at preferred product prices. W.F. Young has agreed to use its best efforts to promote NutraGlo's current and future equine products and make minimum product purchases. In May of 2003 the purchase requirements for the three-year contract had been met. The distribution agreement is for a term of three years ending on August 31, 2004 and may be renewed for subsequent one-year terms. NutraCea has developed a number of other animal products that it is seeking to distribute through various distribution channels such as the Internet and strategic joint ventures in the large animal, pet and veterinarian industries.

NutraCea also intends to distribute many of its consumer products through direct response marketing channels such as infomercials and catalogue sales. NutraCea expects its Absorbine(R) branded products to be sold initially through television and radio infomercial campaigns sponsored by W.F. Young, Inc.

PRODUCT SUPPLY

NutraCea currently purchases all of its stabilized rice bran, rice bran solubles, rice bran fiber concentrates, and other rice bran products from RiceX. The Company believes RiceX has a proprietary manufacturing process for stabilizing the rice bran it processes. This process results in an estimated shelf life for the rice bran products of at least one year and up to three years under proper storage conditions, compared to a typical shelf life of approximately two months for rice bran products processed by other suppliers. The extended shelf life is a critical factor in the use of rice bran products as an ingredient since the availability of rice bran products would otherwise be seasonal and inventories of products using rice bran products would spoil or become unsaleable between seasons.

NutraCea does not currently have a supply contract with RiceX and purchases its rice bran products at RiceX's standard prices. NutraCea currently purchases approximately 8.2% of RiceX's output of stabilized rice bran products and believes that it will be able to continue purchasing its requirements of stabilized rice bran products from RiceX. There are few other sources of stabilized rice bran of the quality comparable to that produced by RiceX. The interruption of supply from RiceX, either because of other significant purchasers or the damage or destruction of the RiceX processing facility, could interrupt the production of the Company's products.

COMPETITION

NutraCea competes with other companies that offer products that incorporate stabilized rice bran as well as companies that offer other food ingredients and nutritional supplements. Suppliers of nutritional supplements and other products that use stabilized rice bran provided by other suppliers are subject to the higher costs of shorter shelf life and the seasonal availability of stabilized rice bran ingredients. NutraCea also faces competition from companies providing products that use oat bran and wheat bran in the nutritional supplements and health and beauty aids. Many consumers may consider such products to be a replacement for the products manufactured and distributed by NutraCea even though they have a higher incidence of allergic reaction and adverse health indications. Many of NutraCea's competitors have greater marketing, research, and capital resources than NutraCea does, and may be able to offer their products as lower costs because of their greater purchasing power or the lower cost of oat and wheat bran ingredients. There are no assurances that NutraCea's products will be able to compete successfully.

GOVERNMENT REGULATION

Any claim that a dietary supplement is useful in the diagnosis, prevention, mitigation, treatment or cure of a specific disease is treated by the Food and Drug Administration ("FDA") as a claim regarding a drug. The Food and Drug Act requires that all drugs must be proven "safe and effective" prior to marketing. In many cases, drugs may qualify as "safe and effective" if they can be shown to be related to other drugs that have previously been qualified. In other cases, extensive clinical trials must be conducted to show the safety and efficacy of a new drug. NutraCea does not make claims that any of its products are useful in the diagnosis, prevention, mitigation, treatment or cure of a disease.

The Dietary Supplement Health Education Act of 1994 (the "DSHEA") provides the basic statutory framework governing the manufacturing, distribution, composition and labeling of dietary supplements for human consumption. These requirements apply to the Company's products distributed by the TheraFoods(R) and NutraCea(R) divisions. The DSHEA requires that all dietary supplements be prepared, packaged, and held under conditions that satisfy the good manufacturing practice regulations. The FDA proposed regulations governing the manufacturing of nutritional supplements in February 1997 but has not adopted final regulations. NutraCea complies with the regulations proposed by FDA.

Manufacturers of dietary supplements are allowed to make three different types of claims in labeling: nutrient content claims; nutritional support claims; and health benefit claims.

  - Nutrient content claims are those claims that state the nutritional content of a dietary supplement and include claims such as "high in calcium" and "a good source of vitamin C." The DSHEA prescribes the form and content of nutritional labeling of dietary supplements and requires the manufacturer to list all additional ingredients. A manufacturer is not required to file any information with the FDA regarding nutrient content claims, but must have adequate data to support any such claims.

  - Nutritional support claims may be either statements about classical nutritional deficiency diseases, such as "vitamin C prevents scurvy" or statements regarding the effect of a nutrient on the structure or function of the body, such as "calcium builds strong bones." The DSHEA requires that any claim regarding the effect of a nutrient on a structure or function of the body must be substantiated by the manufacturer as true and not misleading. In addition, the label for such products must bear the prescribed warning: "This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease." The DSHEA requires that any manufacturer making a claim that its product has a claimed effect on a structure or function of the body must notify the FDA within 30 days after the product is first marketed.

  - Health benefit claims state a relationship between a nutrient and a disease or a health-related condition. Under the DSHEA, a manufacturer must notify the FDA of the intent to use a health benefit claim at least 120 days prior to first marketing a product bearing such a claim, and include current authoritative statements published by a federal scientific body, such as the National Institutes of Health, that are based on the scientific body's deliberative view of the scientific evidence. To date, only 14 health benefit claims requested by manufacturers of nutritional supplements have been approved, none of which directly relate to rice bran ingredients.

The DSHEA also provides that third party literature, such as scientific publications, may be used in connection with the sale of dietary supplements but regulates both the content of such literature and the manner in which it is used. Such a publications must not be false or misleading, may not mention a particular manufacturer or brand of dietary supplement, must be presented so as to offer a balanced view of available scientific information, and must be physically separated from the products when used in a retail establishment.

The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements, including the power to seize adulterated or misbranded products or unapproved new drugs, to request product recall, to enjoin further manufacture or sale of a product, to issue warning letters, and to institute criminal proceedings. In the future, NutraCea may be subject to additional laws or regulations administered by the FDA or other regulatory authorities, the repeal of laws or regulations that the Company might consider favorable, or more stringent interpretations of current laws or regulations. NutraCea is not able to predict the nature of such future laws or regulations, nor can it predict the effect of such laws or regulations on its operations. The Company may be required to reformulate certain of its products, recall or withdraw those products that cannot be reformulated, keep additional records, or undertake expanded scientific substantiation. Any or all of such requirements could have a material adverse effect on NutraCea's business and financial condition.

While the FDA regulates the manufacturing process and labeling of dietary supplements, the Federal Trade Commission (the "FTC") regulates the advertising of such products. The FTC's primary concern is that any advertising must be truthful and not misleading, and that a company must have adequate substantiation for all product claims. In general, the FTC gives deference to an FDA determination of whether there is adequate support for health related claims. However, the FTC has been very active in enforcing requirements that companies possess adequate substantiation for product claims. FTC enforcement actions may result in consent decrees, cease and desist orders, judicial injunctions, and the payment of fines with respect to advertising claims that are found to be unsubstantiated.

In addition to the foregoing, NutraCea's operations will be subject to federal, state, and local government laws and regulations, including those relating to zoning, workplace safety, and accommodations for the disabled, and its relationship with its employees are subject to regulations, including minimum wage requirements, anti-discrimination laws, overtime and working conditions, and citizenship requirements. NutraCea believes that it is in substantial compliance with all material governmental laws and regulations.

RESULTS OF TRIALS AND SCIENTIFIC RESEARCH

The nutritional value of NutraCea's RiSolubles(R) and RiceMucil(R) Nutritional Supplements have been analyzed by four independent certified analytical laboratories in the US. The beneficial attributes of stabilized rice bran, including the RiSolubles(R) and RiceMucil(R) Nutritional Supplements, have been studied and reported by several laboratories, including Medallion Laboratories, Craft's Technologies, Inc., Southern Testing & Research Laboratories, and Ralson Analytical Laboratories. NutraCea has no affiliation with nor did it pay for these studies. This analysis has verified the presence of antioxidants, polyphenols, and phytosterols, as well as beneficial macro and trace minerals, in NutraCea's stabilized rice bran products. Antioxidants are compounds that scavenge or neutralize damaging compounds called free radicals. Polyphenals are organic compounds that act as direct antioxidants and help fight cancer. Phytosterols are plant-derived sterol molecules that help improve immune response to fight certain cancers. NutraCea relies on these studies to establish the nutritional content of its products and the nutritional support claims for its products.

A limited clinical trial conducted by Advanced Medical Research with funding by RiceX suggests that consumption of the stabilized rice bran used in NutraCea's RiSolubles(R) and RiceMucil(R) Nutritional Supplements may lower blood glucose levels of diabetes mellitus patients and may be beneficial in reducing high blood cholesterol and high blood lipid levels. Studies have also found that soluble and insoluble fiber, such as is found in NutraCea's RiceMucil(R) Nutritional Supplement, produces the same beneficial effect on the function of the colon as other soluble fiber but does not produce the uncomfortable gas buildup in the colon and intestines which is common with soluble fibers like psyllium and guar gum. These studies form the basis of certain structure and function claims that the Company may make with respect to its products. The Company intends to conduct additional clinical trials to further investigate such effect and, if warranted, to develop products to address the use of stabilized rice bran products for and to make health benefit claims relating to the effect of dietary rice bran on diabetes and cardiovascular disease.

Through several consulting physicians, NutraCea has support from medical institutions and practices that will continue to conduct clinical trials and beta work for its products. For example, a 50-subject, open label clinical trial for using the SynBiotics 2(TM) Medical Food for supporting treatment of Inflammatory Bowel Disease is being conducted by physicians at University of California Davis Medical Center and a private physicians group is conducting a 50-subject, open label clinical trial using SynBiotics 1(TM) Medical Food for supporting treatment of Irritable Bowel Syndrome. These clinical trials, which NutraCea funded, are reviewed in an article published in the March 2002 issue of the Journal of Nutritional Biochemistry.

The W. F. Young Company, distributors of Absorbine(R) Pain Relief Products, sponsored a 50-horse equine study, which demonstrated the Company's Absorbine Flex+(R) Equine Pain Relief Cream to be an effective product for treating joint degeneration in horses.

INTELLECTUAL PROPERTY

NutraCea, through NTI, filed applications with the U.S. Patent and Trademark Office and has successfully registered NutraCea's logo, StaBran(R), RiSolubles(R), RiceMucil(R), and 21 other product names, as registered federal trademarks and service marks. The Company has nine additional trademark and service mark applications pending.

NutraCea owns the international rights and has a license from RiceX for the domestic use of Patent Number 6,126,943 entitled "A Method for Treating Hypercholesterolmia, Hyperlipidemia, and Atherosclerosis," which was published October 3, 2000; Patent Number 6,303,586 entitled "A Method for Treating Diabetes, Hyperglycemia and Hypoglycemia," which was published October 16, 2001; Patent Number 6,303,586 B1 entitled "Supportive Therapy for Diabetes, Hyperglycemia and Hypoglycemia" which was published October 16, 2001; and Patent Number 6,350,473 entitled "A Method for Treating Diabetes, Hyperglycemia and Hypoglycemia, and Atherosclerosis" which was published February 26, 2002. Each of the foregoing patents relate to the use of rice bran in connection with products and methods of treatment for chronic diseases.

NutraCea, through NTI, filed a non-provisional patent application with 47 claims entitled "Methods of Treating Joint Inflammation, Pain and Loss of Mobility" on November 6, 2001. In a December 3, 2002 office action, the U.S. Patent and Trademark Office allowed 26 and disallowed 21 of the patent's 47 claims. Subsequently, in February 2004, the 26 claims that were allowed in December of 2002 were disallowed. In March 2004 we appealed the disallowance of the 26 claims that were previously allowed. Additionally, in October 2003, we added 9 preventive claims to the patent for which we have not yet had a response from the U.S. Patent and Trademark Office.

NutraCea believes that its trademarks and patent rights represent a significant asset and the loss of any such rights could have a significant effect on the financial condition of the Company.

RESEARCH AND DEVELOPMENT EXPENDITURES

During fiscal years 2003 and 2002, NTI spent $63,873 and $88,695, respectively, on product research and development.

EMPLOYEES

The Company has 10 full time employees, consisting of 4 executive personnel, 3 professional and scientific personnel, and 3 clerical and administrative personnel. None of NutraCea's employees are employed pursuant to a collective bargaining or union agreement, and it considers that its relationship with its employees is good.

FACTORS AFFECTING NUTRACEA'S BUSINESS

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

NutraCea has developed and is marketing a number of products, both food supplements and cosmetics, which are derived from stabilized rice bran and specially formulated rice bran oil. These rice bran based products are relatively new which will require NutraCea to successfully introduce products to the marketplace and create a sustainable and expanding market for its products. The failure of the Company to effectively create a market and demand for its products would have a material adverse affect on its financial condition and results of operation.

The dietary supplement and cosmetic industries are subject to considerable government regulation both as to efficacy as well as labeling and advertising. There is no assurance that all of NutraCea's products and marketing strategies will satisfy all of the applicable regulations of the DSHEA, FDA and/or the FTC. Failure to meet any applicable regulations would require NutraCea to limit the production or marketing of any non-compliant products or advertising.

The Company's prospects for financial success are difficult to forecast because the Company has a limited operating history. The Company's current business commenced in February 2000, when its wholly owned subsidiary, NTI, first started its operations. Consequently, both the Company and its operating subsidiary have a limited operating history upon which an evaluation of their future prospects can be based. Neither the Company nor its subsidiary, NTI, has ever made a profit in any fiscal quarter. The Company's prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets. To address these risks, NutraCea must, among other things, expand its customer base, increase its cash flow from operations, respond effectively to competitive developments, and continue to attract, retain and motivate qualified employees. The Company's inability to further develop and expand its operations would materially adversely affect the Company's business, financial condition and results of operations.

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

ITEM 2.     DESCRIPTION OF PROPERTY

The Company subleases its executive offices, warehouse and laboratory, located at 1261 Hawk's Flight Court, El Dorado Hills, California, from RiceX for a monthly rental of $5,358. The monthly rental will increase by 2.5% on October 1, 2004. The Company subleases this 5,500 square foot facility through September 30, 2006. The Company believes that this facility will be adequate for current operations.

ITEM 3.     LEGAL PROCEEDINGS

The Company is involved from time to time in various lawsuits that arise in the course of its business.

A Complaint was filed against NTI by Millennium Integrated Services, Inc. ("MISI") in Superior Court, Sacramento County, on April 4, 2002 (Case No. 02A502006). MISI provided website development services to NTI, at a cost of $204,405. MISI was seeking contract payment of $204,405 plus interest of $32,031 as well as damages for alleged conversion and misappropriation of trade secrets. Additionally, MISI has stated that it will move the court to amend its Complaint to add a cause of action for negligent and intentional interference with an employment agreement between MISI and one of its programmers. On April 9, 2002, MISI filed a Motion for a Writ of Attachment which would allow MISI to seize and hold NTI assets worth $236,436 pending the resolution of the lawsuit. On April 10, 2002, a Writ of Attachment was granted by the Court pursuant to which MISI attached $29,666 of the Company's accounts receivable. A Settlement Agreement and Mutual Release was executed on May 27, 2003. In consideration, the NutraCea defendants agreed to pay MISI one hundred and forty-eight thousand dollars ($148,000). The settlement was fully paid on July 1, 2003 and the complaint was dismissed on August 28, 2003.

On July 16, 2002, the Company was summoned to answer a Complaint filed by Faraday Financial, Inc. ("Faraday") in District Court, County of Salt Lake, Utah (Case No. 020906477). The Complaint alleges that the Company issued convertible promissory notes totaling $450,000 and a promissory note totaling $50,000. On December 13, 2001, Faraday entered into a settlement agreement with the Company, whereby Faraday agreed to cancel the promissory notes in exchange for 735,730 shares of preferred stock. Faraday claims that the settlement agreement required that the Company effect a registration statement covering the preferred stock by June 30, 2002, which the Company failed to do, and demands the Company immediately forfeit to Faraday 735,730 shares of common stock owned by the Chief Executive Officer of the Company. Faraday has filed its fourth claim for relief for a judgment against the Company for $500,000, plus accrued, but unpaid interest, attorneys' fees and costs, and other such costs. A Settlement Agreement was executed on December 10, 2003. In consideration for the mutual releases, Faraday converted 735,730 preferred into 735,730 common shares and $90,127 of accrued preferred dividends into 1,201,692 common shares. Within the next year, if Faraday cannot realize $551,797 and approximately $9,800 in legal expenses from the sale of the common shares, NutraCea will make up any deficiency. If stock sales exceed $561,597, Faraday is entitled to keep any
excess.    Subsequent to December 31, 2003, the Company issued an additional
250,000 shares to Faraday. Concurrently, with the executed Settlement Agreement, a joint stipulated motion to stay all proceedings was filed with the Court. After all the above conditions are met, if Faraday has not lifted the stay within 18 months of December 10, 2003, NutraCea shall deliver to Faraday an executed stipulation for dismissal with prejudice of the Complaint and Counterclaim.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 6, 2003, shareholders representing a majority of the outstanding shares of common stock and a majority of the outstanding shares of Series A Preferred Stock executed a written consent approving a Certificate of Amendment to the Company's Restated Articles of Incorporation declaring a 1:10 reverse split of the outstanding shares of common stock and authorizing the Company to issue up to 100,000,000 million shares of post-split common stock and 20,000,000 shares of preferred stock. A total of 1,552,874 common shares and 300,000 preferred shares (representing 1,852,874 votes) voted in favor of the amendments by written consent. No other votes were solicited or received by the Company.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

On September 17, 1998, Alliance Consumer International, Inc. ("Alliance") was approved for quotation on the National Association of Securities Dealers' Over-the-Counter Bulletin Board ("OTCBB") where it was quoted under the symbol "ACIL" until June 3, 1999. On June 3, 1999, Alliance moved to the "Pink Sheets" published by the Pink Sheets LLC (previously National Quotation Bureau, LLC).
In May 2001, Alliance's common stock was once again approved for quotation on the OTCBB and its symbol was changed to "ACIN." Effective December 17, 2001, Alliance changed its name to NutraStar Incorporated and the Common Stock began trading on the OTCBB under the symbol "NTRA." On October 1, 2003, NutraStar changed its name to NutraCea and the Common Stock began trading on the OTCBB under the symbol "NTRC." On November 12, 2003, NutraCea declared a 1:10 reverse stock split. Post-split shares of NutraCea trade on the OTCBB under the Symbol "NTRZ".

A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which we do not have control. The following table sets forth the high and low bid prices for our Common Stock in the periods indicated. The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

     -------------------------------------------------
     YEAR ENDED DECEMBER 31, 2002     LOW      HIGH

     ----------------------------  --------  ---------
     First Quarter                 $.45      $2.25
     ----------------------------  --------  ---------
     Second Quarter                $.30      $ .75
     ----------------------------  --------  ---------
     Third Quarter                 $.20      $ .40
     ----------------------------  --------  ---------
     Fourth Quarter                $.05      $ .42
     ----------------------------  --------  ---------

     ----------------------------  --------  ---------
     YEAR ENDED DECEMBER 31, 2003     LOW      HIGH

     ----------------------------  --------  ---------
     First Quarter                 $.60      $1.10
     ----------------------------  --------  ---------
     Second Quarter                $.50      $1.10
     ----------------------------  --------  ---------
     Third Quarter                 $.70      $2.70
     ----------------------------  --------  ---------
     Fourth Quarter                $.85      $1.85
     -------------------------------------------------

____________________________

As of May 14, 2004, there were approximately 175 holders of record of the Company's Common Stock. This amount does not include shares held in street name.

DIVIDEND POLICY

The Company has never paid any cash dividends on its common stock. The Company currently anticipates that it will retain all future earnings for use in its business. Consequently, it does not anticipate paying any cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

-----------------------------------------------------------------------------------------------------------------
Plan Category              Number of securities to be      Weighted-average exercise       Number of securities
                             issued upon exercise of     price of outstanding options,   remaining available for
                              outstanding options,            warrants and rights         future issuance under
                               warrants and rights                                         equity compensation
                                                                                             plans (excluding
                                                                                         securities reflected in
                                                                                                  column
                                                                                                   (a))

                                       (a)                            (b)                          (c)
-------------------------  ---------------------------  -------------------------------  ------------------------
Equity compensation plans
approved by security                               -0-                              N/A                       -0-
holders
-------------------------  ---------------------------  -------------------------------  ------------------------
Equity compensation plans
not approved by security                     3,961,519  $                          0.90                       -0-
holders
-------------------------  ---------------------------  -------------------------------  ------------------------

Total                                        3,961,519  $                          0.90                       -0-
-----------------------------------------------------------------------------------------------------------------

STOCK COMPENSATION PLANS

On October 301, 2003, the Board of Directors approved and adopted the 2003 Stock Compensation Plan and authorized the President of the Company to execute a registration statement under the Securities Act of 1933 for 10,000,000 shares of common stock. Under the plan, the Board of Directors or a committee thereof may grant warrants, options, restricted common shares, unrestricted common shares and other awards to directors, employees and consultants of the Company for services rendered. As of December 31, 2003, 1,200,000 shares of common stock have been issued under the Stock Compensation Plan.

Other equity compensation plans not approved by shareholders include options and warrants issued in connection with employment agreements and options and warrants issued to vendors in exchange for services rendered.

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended December 31, 2003, the Company issued the following equity securities pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933. These are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and bear a legend stating the restrictions on resale.

     - Options and warrants representing 1,549,105 shares of common stock were exercised for a total value of $219,541.

     - The Company issued 70,640 shares of common stock to consultants for services valued at $22,400.

     - The Company issued 3,431,251 shares of common stock, valued at $823,119, to various parties for conversion of convertible notes payable and accrued interest.

     - The Company issued 4,174 shares of common stock to vendors in satisfaction of accounts payable totaling $2,087.

In addition, during the three months ended December 31, 2003, the Company issued the following equity securities pursuant to Section 3(a)(9) of the Securities Act of 1933 pertaining to securities issued for conversion or exchange of preferred stock and dividends thereon.

     - The Company issued 84,000 shares of common stock in payment of preferred dividends in the amount of $42,000.

     - The Company converted 431,477 shares of preferred stock to 130,000 shares of common stock valued at $408,630.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF
OPERATION

For more detailed financial information, please refer to the audited December 31, 2003 Financial Statements included in this Form 10-KSB.

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

RESULTS OF OPERATIONS

Our revenues increased by $249,714, to $1,536,153 in 2003 from $1,286,439, 2002.
Most of the 19% increase results from an increase of approximately $730,500 in sales by our equine division. During 2002, RiceX terminated our exclusive distribution agreement resulting in a $466,000 reduction in industrial sales of stabilized rice bran during 2003 compared to 2002.

Cost of goods sold increased by $45,413 to $845,668 in 2003 from $800,255 in 2002. This 6% increase results from high net sales offset by economies of scale in purchasing inventory.

Gross profit increased by $204,301 to $690,485 in 2003, from $486,184 in 2002.
This 42% increase is due to lower inventory costs and the increase in equine division sales, which have a higher average gross profit than industrial sales.

Operating expenses increased by $5,325,152 to $8,917,489 in 2003, from $3,592,337 in 2002. This increase is primarily due to increased non-cash stock and option awards and modifications of stock option and warrants awards as of result of the 1 for 10 reverse split on November 12, 2003. These non-cash items total $6,782,136. In addition, commission expense increased by $64,615. However, as a result of various cost-cutting measures, we reduced operating expenses as follows:

        Employee wages and related expense      $298,204
        Professional fees and outside services   285,204
        Advertising and promotion expense         51,881
        Insurance expense                         26,512


        Research and development expense          25,545
        Various other operating expenses          97,564
                                                --------

                                                $784,910
                                                --------

Interest expense increased by $4,211,869 to $4,310,796 in 2003, from $98,927 in 2002 primarily due to the recording of $4,224,246 in interest expense relating to modifications of stock option and warrant awards attached to debt as a result of the 1 for 10 reverse split on November 12, 2003.

CAPITAL  FINANCING

During 2003, we borrowed $320,422 from related parties and $544,000 from third parties to finance operations. Of the total borrowings of $864,422, $776,887 was converted to equity and $318,225 was retired by cash payments prior to year-end. There is no outstanding debt at December 31, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

We have incurred significant operating losses for its last three fiscal years and, as of December 31, 2003, NutraCea had an accumulated deficit of $21,344,955. At December 31, 2003, the Company had cash and cash equivalents of $100,023 and a net working capital deficit of $812,127.

To date, we have funded our operating deficits through a combination of short-term debt and the issuance of common and preferred stock. During 2003, we raised $320,422 from related party promissory notes and $544,000 from the issuance of third-party convertible notes. The interest rate on these promissory notes ranged from 8% to 24% per annum with two of the notes also being collateralized by a total of 45,000 shares of our common stock. We also raised $104,500 from the sale of 134,048 shares of our common stock during 2003. In 2004, through May 15, 2004, we raised $2,744,507 through the exercise of stock options.

DEPENDENCE ON KEY SUPPLIER

RiceX Company is a publicly-owned company. The spouse of our majority holder owns 10% of RiceX and is the CEO and a director of RiceX. RiceX is our sole supplier for rice bran derivatives, which are integral to our sales strategy and which account for about 20% of our total cost of sales.

The RiceX Company agreed to sell to us its rice bran derivatives at prices equal to the lower of RiceX's standard price or the price negotiated by other customers for like quantities and products. The agreement also provided that RiceX would not sell any rice bran derivatives products in the United States except to NutraCea. This latter part of the agreement was terminated on July 9, 2002. Pending a new credit approval from RiceX, NutraCea is required to prepay for all inventory purchases from RiceX.

In addition to the risks associated with the potential termination of RiceX as NutraCea's major supplier, the inability of RiceX to deliver the amount of product that NutraCea requires, any interruption in product delivery for any reason, or the inability of RiceX to fulfill its contractual obligations would have a material adverse effect on NutraCea's business, results from opera-tions, and financial condition, as NutraCea could not readily find and implement alternative suppliers and likely not on advantageous terms. RiceX's ability to manufacture certain of NutraCea's raw materials is currently limited to the production capability of RiceX's Dillon, Montana plant (the "Dillon Plant"). Currently, the Dillon Plant is capable of producing all of NutraCea's rice bran raw materials, but that capacity may not be sufficient to meet all of NutraCea's long-term supply needs. The Company and/or RiceX plan to add production capacity during the current year.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial conditions and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

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

Off Balance Sheet Arrangements
------------------------------

None

ITEM 7.     FINANCIAL STATEMENTS

                                                                            Page

INDEPENDENT AUDITORS' REPORTS . . . . . . . . . . . . . . . . . . . . . . . . 17

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . 19

     Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . 20

     Consolidated Statements of Shareholders' Deficit . . . . . . . . . . . . 21

     Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . 22

     Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 24

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
NutraCea and subsidiaries
El Dorado Hills, California

We have audited the accompanying consolidated balance sheet of NutraCea as of December 31, 2003, and the related statements of operations, changes in stockholders' deficit, and cash flow for the year then ended. These financial statements are the responsibility of NutraCea's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NutraCea as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

April 15, 2004

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
NutraCea and subsidiaries

We have audited the accompanying consolidated statements of operations, shareholders' deficit, and cash flows of NutraCea and subsidiaries for the year ended December 31, 2002, as restated. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of NutraCea and subsidiaries for the year ended December 31, 2002, as restated, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 15 to the consolidated financial statements, the December 31, 2002 consolidated financial statements have been restated due to a correction of an error.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 2002, as restated, the Company incurred a net loss of $3,204,443 and had negative cash flows from operations of $871,266. In addition, the Company had an accumulated deficit of $8,682,746 at December 31, 2002, as restated. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 29, 2003

                            NUTRACEA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS
CURRENT ASSETS
  Cash                                                           $    100,023
  Accounts receivable                                                  30,453
  Inventory                                                            70,894
  Prepaid expenses                                                     14,857
                                                                 -------------
      Total current assets                                            216,227

PROPERTY AND EQUIPMENT, net                                            18,532
PATENTS AND TRADEMARKS, net                                            56,321
GOODWILL                                                              250,001
                                                                 -------------

        TOTAL ASSETS                                             $    541,081
                                                                 =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                               $    304,353
  Accrued expenses                                                    122,337
  Customer deposits                                                   101,486
  Due to related parties                                               18,388
  Convertible, mandatorily redeemable series A preferred stock, no par value, $1 stated value
      20,000,000 shares authorized
      670,000 shares issued and outstanding                           481,790
                                                                 -------------
    Total current liabilities                                       1,028,354
                                                                 -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
  Common stock, no par value
    100,000,000 shares authorized
    11,773,842 shares issued and outstanding                       20,979,874
  Deferred compensation                                              (122,192)
  Accumulated deficit                                             (21,344,955)
                                                                 -------------
      Total shareholders' deficit                                    (487,273)
                                                                 -------------

         TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT             $    541,081
                                                                 =============

                            NUTRACEA AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS


                                                 For the years ended
                                                    December 31,
                                                 2003           2002
                                             -------------  ------------
                                                             (restated)
REVENUES
  Net sales                                  $  1,536,153   $ 1,286,439

COST OF GOODS SOLD                                845,668       800,255
                                             -------------  ------------

GROSS PROFIT                                      690,485       486,184

OPERATING EXPENSES                              8,917,489     3,592,337
                                             -------------  ------------

LOSS FROM OPERATIONS                           (8,227,004)   (3,106,153)
                                             -------------  ------------

OTHER INCOME (EXPENSE)
  Interest income                                       2           637
  Interest expense                             (4,310,796)      (98,927)
                                             -------------  ------------

    Total other income (expense)               (4,310,794)      (98,290)
                                             -------------  ------------

NET LOSS                                      (12,537,798)   (3,204,443)

CUMULATIVE PREFERRED DIVIDENDS                    124,411       150,129
                                             -------------  ------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS    $(12,662,209)  $(3,354,572)
                                             =============  ============

BASIC AND DILUTED LOSS AVAILABLE TO COMMON
  SHAREHOLDERS PER SHARE                     $      (2.07)  $     (1.52)
                                             =============  ============

BASIC AND DILUTED WEIGHTED-AVERAGE SHARES
  OUTSTANDING                                   6,106,548     2,207,088
                                             =============  ============

                                                  NUTRACEA AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                        Convertible, Redeemable
                       Series A Preferred Stock        Common Stock         Committed    Deferred
                      -------------------------  ------------------------    Common      Compen-     Accumulated
                        Shares        Amount       Shares       Amount        Stock       sation       Deficit         Total
                      ----------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER
  31, 2001             2,084,707   $ 1,850,802    2,164,952  $ 4,572,845   $  399,174   $(925,875)  $ (5,328,174)  $ (1,282,030)
  (RESTATED)
PREFERRED STOCK
  ISSUED FOR
  EXPENSE
  REIMBURSEMENT           60,000        60,000
PREFERRED STOCK
  DIVIDEND                     -       150,129                                                          (150,129)      (150,129)
COMMON STOCK ISSUED
  for cash                                          190,855      395,000                                                395,000
  for services
  rendered                                           20,000       90,000                                                 90,000
ISSUANCE COSTS                                            -      (39,499)                                               (39,499)
COMMITTED STOCK
  ISSUED FOR
  SERVICES
  RENDERED                                                                    172,500                                   172,500
STOCK OPTIONS
  ISSUED
  for compensation                                        -      193,750                 (145,312)                       48,438
  for services
  rendered                                                -      173,250                                                173,250
  for interest
  expense                                                 -        5,600                                                  5,600
WARRANTS ISSUED FOR
  SERVICES RENDERED                                       -          850                                                    850
BENEFICIAL
  CONVERSION
  FEATURE FOR THE
  ISSUANCE OF
  CONVERTIBLE DEBT                                        -       66,000                                                 66,000
COMMON STOCK
  ISSUED FOR
  CONSULTING FEES                                                403,906                                                403,906
AMORTIZATION OF
  DEFERRED
  COMPENSATION                                                                            197,914                       197,914
NET LOSS                                                                                              (3,204,443)    (3,204,443)
                      ----------------------------------------------------------------------------------------------------------

Balance, December
  31, 2002             2,144,707     2,060,931    2,375,807    5,861,702      571,674    (873,273)    (8,682,746)    (3,122,643)
  (RESTATED)
PREFERRED STOCK
  ISSUED FOR
  ACCRUED INTEREST       200,000         8,351
PREFERRED STOCK
  DIVIDEND                             124,411                                                          (124,411)      (124,411)
PREFERRED STOCK
  CONVERTED TO
  COMMON STOCK        (1,674,707)   (1,633,453)     254,323    1,651,860                                              1,651,860
PREFERRED DIVIDENDS
  CONVERTED TO
  COMMON STOCK                        (208,450)     278,766      190,043                                                190,043
COMMON STOCK ISSUED
  for committed
  stock                                             145,917      571,674     (571,674)
  for cash                                          134,048      111,500                                                111,500
  for services
  rendered                                           28,688       29,795                                                 29,795
  for deferred
  salaries                                          475,555      416,899                                                416,899
  for accounts
  payable                                            80,114       62,724                                                 62,724
  for convertible
  notes payable                                   3,431,251      823,119                                                823,119
  for loan
  collateral                                         50,000
ISSUANCE COSTS                                                    (7,000)                                                (7,000)
AMORTIZATION OF
  DEFERRED
  COMPENSATION                                                                            140,114                       140,114
REVERSAL OF
  DEFERRED
  COMPENSATION                                                  (243,605)                 243,605
STOCK OPTIONS
  EXERCISED
  FOR CASH                                        4,519,373      427,575                                                427,575
STOCK OPTIONS
  ISSUED
  in lieu of
  deferred
  salaries                                                       150,465                                                150,465
  for services
  rendered                                                     1,274,584                 (109,000)                    1,165,584
  for accounts
  payable                                                         40,527                                                 40,527
  for convertible
  debt                                                           183,855                                                183,855
BENEFICIAL
  CONVERSION
  FEATURE FOR
  CONVERTIBLE DEBT                                                99,516                                                 99,516
STOCK OPTIONS
  CANCELLED                                                     (476,362)                 476,362
MODIFICATION OF
  OPTIONS AND
  WARRANTS
    non-employees                                              9,507,253                                              9,507,253
    employees                                                    303,750                                                303,750
NET LOSS                                                                                             (12,537,798)   (12,537,798)
                      ----------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER
  31, 2003               670,000   $   351,790   11,773,842  $20,979,874   $        -   $(122,192)  $(21,344,955)  $   (487,273)
                      ==========================================================================================================

                                NUTRACEA AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                 For the Year Ended
                                                                    December 31,
                                                                 2003           2002
                                                             -------------  ------------
                                                                             (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(12,537,798)  $(3,204,443)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                               238,900       126,460
      Loss reserve for patents and trademarks                           -        75,359
      Non-cash issuances of preferred stock                             -        60,000
      Non-cash issuances of common stock                           29,795       262,500
      Non-cash issuances of stock options & warrants            1,349,439       426,052
      Non-cash payment of consulting fees                               -       403,906
      Beneficial conversion feature                                99,516        66,000
      Modifications of options and warrants, non-employees      9,507,253             -
      Modifications of options and warrants, employees            303,750             -
      (Increase) decrease in
        Accounts receivable                                       (23,180)       (5,680)
        Inventory                                                 (28,199)       51,191
        Prepaid expenses                                           12,323       (18,392)
        Advances to related parties                                (8,206)       (5,435)
        Deposits                                                        -       181,071
        Accounts payable                                         (231,061)      325,214
        Accrued salaries and benefits                              19,149        (9,822)
        Deferred compensation                                     289,244       325,962
        Accrued expenses                                          (53,107)       24,475
        Customer deposits                                          57,170        44,316
                                                             -------------  ------------
          Net cash used in operating activities                  (975,012)     (871,266)
                                                             -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                              (20,075)      (61,150)
  Purchase of patents and trademarks                              (17,770)      (24,669)
                                                             -------------  ------------
          Net cash used in investing activities                   (37,845)      (85,819)
                                                             -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                     544,000       159,000
  Proceeds from notes payable-related parties                     320,422       175,800
  Principal payments on notes payable                             (60,000)     (104,000)
  Principal payments on notes payable-related parties            (258,335)            -
  Proceeds from the issuance of common stock, net                 104,500       355,501
  Proceeds from exercise of stock options                         427,575             -
                                                             -------------  ------------
          Net cash provided by financing activities             1,078,162       586,301
                                                             -------------  ------------

            Net increase (decrease) in cash                        65,305      (370,784)
CASH, BEGINNING OF YEAR                                            34,718       405,502
                                                             -------------  ------------
CASH, END OF YEAR                                            $    100,023   $    34,718
                                                             =============  ============
CASH, PAID FOR INTEREST                                      $     21,631   $         -
CASH, PAID FOR INCOME TAXES                                  $         -    $         -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During 2003, Nutracea:

     - Issued 20,000 shares of preferred stock for accrued interest totaling $8,351

     - Issued 80,114 shares of common stock in satisfaction of accounts payable totaling $62,724

     -    Issued 44,210 options in satisfaction of accounts payable totaling
          $40,527

     - Issued 3,212,848 warrants in lieu of deferred salaries in the amount of $150,465

     - Issued 475,555 shares of common stock in lieu of deferred salaries in the amount of $416,899

     - Issued 3,431,251 shares of common stock for conversion of $776,887 in notes payable and $46,232 in accrued interest to equity

During the 2002, NutraCea:

     - issued 200,000 shares of common stock for services rendered totaling $90,000.

     - issued options to purchase 155,000 shares of common stock to an employee of the Company. In relation to these issuances, the Company recorded compensation expense totaling $193,750 and deferred compensation expense totaling $145,312.

     - issued options to purchase 425,000 shares of common stock for services rendered. In relation to these issuances, the Company recorded consulting expense totaling $173,250.

     - issued options to purchase 28,000 shares of common stock for debt issued. In relation to these issuances, the Company recorded interest expense totaling $5,600.

     - issued warrants to purchase 2,500 shares of common stock for services rendered. In relation to these issuances, the Company recorded consulting expense totaling $850.

     - committed to issue 1,060,000 shares of common stock for services rendered. In relation to these commitments, the Company recorded consulting expense totaling $172,500.

     - recorded interest expense totaling $66,000 related to the beneficial conversion feature for the issuance of convertible debt.

     - issued 60,000 shares of preferred stock as payment for an expense reimbursement totaling $60,000.

     -    recorded 7% cumulative preferred stock dividends totaling $150,129

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

General
-------
NutraCea was originally incorporated on February 4, 2000 in California as NutraStar Technologies Incorporated. On December 14, 2001, NutraStar Technologies Incorporated effected a reorganization with the inactive publicly-held company, Alliance Consumer International, Inc., and the name was changed to NutraStar Incorporated. The name was changed again to NutraCea on October 1, 2003. NutraCea is a relatively new health science company focused on the development and distribution of products based upon the use of stabilized rice bran and proprietary rice bran formulations. Rice bran is the outer layer of brown rice that, until recently, was a waste by-product of the commercial rice industry. These products include food supplements that provide health benefits for humans and animals (known as "nutraceuticals") as well as cosmetics and beauty aids based on the rice bran oils. NutraCea believes that stabilized rice bran products can deliver beneficial biological effects with fewer of the adverse side effects commonly associated with many prescription drugs. As a result, NutraCea believes that certain of its products may be used in place of, or as a supplement to, some of the most commonly used pharmaceuticals. NutraCea has conducted and is currently involved in ongoing clinical trials and third party analysis in order to support the uses for and effectiveness of its products.

On April 27, 2000, Nutracea formed NutraGlo Incorporated ("NutraGlo"), a Nevada corporation, which was owned 80% by NutraCea and 20% by NutraGlo Investors L.P. During 2001, NutraGlo started marketing, manufacturing and distributing one of Nutracea's products to the equine market. In 2002, NutraCea issued 250,001 shares of its common stock to the limited partnership in exchange for the remaining 20% of the common stock of NutraGlo. The value of the shares was $250,001. As a result, NutraGlo is now a wholly owned subsidiary of NTI.

Lines of Business
-----------------
Nutracea has four primary divisions through which it sells its products: (1) TheraFoods(R), which distributes consumer products including RiSolubles(R), RiceMucil(R), NutraFlex(TM), and StaBran(R), (2) NutraCea(R), which was created to compliment medical food products, (3) NutraBeauticals(R), which provides natural products to improve skin health, and (4) NutraGlo(R), which developed a derivative of the NutraFlex(TM) product for animals.

For internal reporting purposes, management segregates Nutracea into two segments: (1) NutraStar, including the transactions of TheraFoods(R), NutraCea(R), and NutraBeauticals(R), and (2) NutraGlo.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation-The consolidated financial statements include the
----------------------------
accounts of NutraCea and its wholly owned subsidiaries, NutraCea Technologies Incorporated and NutraGlo(R) (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

Revenue Recognition-Revenue is generally recognized upon shipment of product
--------------------
with a provision for estimated returns and allowances recorded at that time, if applicable. Commissions revenue is generally recognized when earned and collection is reasonably assured.

Accounts Receivable-The Company provides for the possible inability to collect
--------------------
accounts receivable by recording an allowance for doubtful accounts. As of December 31, 2003, there were no uncollectible accounts.

Inventory-Inventory is stated at the lower of cost (first-in, first-out) or
----------
market and consists of nutraceutical products manufactured by an affiliated company, RiceX, which the Company enhances for final distribution to its customers. While the Company has an inventory of these products, which contain ingredients supplied by RiceX, any significant prolonged shortage of these ingredients or of the supplies used to enhance these ingredients could materially adversely affect the Company's results of operations.

Property  and  Equipment-Property and equipment are stated at cost.  The Company
-------------------------
provides for depreciation using the straight-line method over the estimated useful lives as follows:

              Furniture and equipment                   7 years
              Software                                  3 years

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

Patents and Trademarks-The Company has exclusive licenses for several patents,
-----------------------
which were acquired from independent third parties and a related party. All costs associated with the patents are capitalized. Patents acquired from related parties are recorded at the carryover basis of the transferor. The Company paid cash as consideration for all patents and trademarks acquired, except the Via-Bran registered trademark, which was acquired for 21,409 shares of common stock valued at $21,409.

Amortization is computed on the straight-line method based on estimated useful lives of 17 to 20 years. The Company also has registered trademarks, which are amortized over estimated useful lives of 10 years.

The Company recorded a loss reserve totaling $75,359 as of December 31, 2002 related to the impairment of certain patents.

Deferred Compensation-Deferred compensation at December 31, 2003 consists of
----------------------
salaries payable to employees of the Company that have been earned, but not paid.

Fair Value of Financial Instruments-For certain of the Company's financial
------------------------------------
instruments, including cash, accounts receivable, inventory, prepaid expenses, accounts payable, accrued salaries and benefits, deferred compensation, accrued expenses, customer deposits, due to related party, notes payable - related party, and note payable the carrying amounts approximate fair value due to their short maturities.

Stock-Based Compensation-Compensation is recorded for stock-based compensation
-------------------------
grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. Additionally, for stock-based compensation grants to consultants, NutraCea recognizes as compensation expense the fair value of such grants as calculated pursuant to SFAS No. 123, recognized over the related service period. SFAS No. 148 requires companies to disclose proforma results of the estimated effect on net income and earnings per share to reflect application of the fair value recognition provision of SFAS No. 123.

                                               For the years
                                             ended December 31,
                                            2003           2002
                                        -------------  ------------
          Net loss available
            to common shareholders:
            As reported:                $(12,662,209)  $(3,354,572)
            Pro forma:                  $(12,754,495)  $(3,486,838)
          Basic loss per common share:
            As reported:                $      (2.07)  $     (1.52)
            Proforma:                          (2.09)  $     (1.58)


Advertising Expense-The Company expenses all advertising costs, including direct
--------------------
response advertising, as they are incurred. Advertising expense for 2003 and 2002 was $21,959 and $57,264, respectively.

Income Taxes-The Company accounts for income taxes under the liability method,
-------------
which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Loss Per Share  Basic loss per share is
---------------
computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As such, basic and diluted loss per share are the same.

Estimates-The preparation of financial statements requires management to make
----------
estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk-
------------------------------
On May 1, 2001, the Company entered into a three-year, exclusive distribution agreement with a customer, in which the customer is required to purchase a minimum of 90,000 pounds of the Company's product on or before July 1, 2001, 120,000 pounds before September 1, 2002, 275,000 pounds between September 1, 2002 and August 31, 2003, and 350,000 pounds between September 1, 2003 and August 31, 2004. During 2003, sales to this customer totaled $1,247,086 (81% of total sales). During 2002, sales to this customer totaled $516,596 (40% of total sales).

Recently Issued Accounting Pronouncements-
------------------------------------------

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. Having adopted of SFAS No. 150 in 2003, the Company has reclassified its redeemable preferred stock as a current liability.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 consisted of the following:

     Furniture and equipment                                         $ 31,552
     Software                                                         286,047
                                                                     --------

                                                                      317,599
          Less accumulated depreciation                               299,067
                                                                     --------

               TOTAL                                                 $ 18,532
                                                                     ========

Depreciation expense was $88,589 and $116,393 for 2003 and 2002, respectively.

NOTE 4 - PATENTS AND TRADEMARKS

Patents and trademarks at December 31, 2003 consisted of the following:

     Patents, net of impairment expense from 2002                    $ 28,125
     Trademarks                                                        55,944
                                                                     --------

                                                                       84,069
          Less accumulated amortization                                27,748
                                                                     --------

               TOTAL                                                 $ 56,321
                                                                     ========

At December 31, 2003, $83,447 of NutraCea's patents and trademarks had been purchased from a RiceX.

Amortization expense was $10,198 and $10,067 for 2003 and 2002, respectively.

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

At December 31, 2002, NutraCea owed Ms. Patricia McPeak, Chief Executive Officer of NutraCea, $175,800 on a demand note payable bearing interest at 10%. NutraCea borrowed an additional $20,422, bearing interest at 10%, from her during 2003. All of this debt was repaid prior to December 31, 2003. NutraCea also borrowed $50,000 and $40,000 in June and September, 2003, respectively, from a then greater than 5% shareholder. The notes were convertible at the option of the holder into shares of the Company's common stock at a conversion price of $.20 per share, bearing interest at 10% per annum and due in June and September 2004, respectively. Upon conversion of the notes payable, the holder will be entitled to receive one warrant to purchase common stock for each common share issued. The warrant will have an exercise price of $.20 per share and will expire one year from the date of issuance. In November 2003 the holder exercised the conversion option and 451,517 shares of common stock were issued in full satisfaction of the debt.

The relative fair value of the warrants was $30,939. The discount for the warrants created a beneficial conversion feature of $16,128, which was amortized until conversion and fully expensed upon conversion.

There was no outstanding debt due to related parties at December 31, 2003.

NOTE 6 - NOTES PAYABLE

At December 31, 2002, NutraCea owed $50,000 to a third party, bearing interest at 2% per month, secured by 243,036 shares of common stock, and due on December 20, 2002. As of December 31, 2002, NutraCea was in default on the note. Subsequent to December 31, 2002, NutraCea agreed to modify the collateral to 634,121 shares of preferred stock and extended the due date of the note to September 20, 2003. In addition, at December 31, 2002 NutraCea owed $5,000 to a third party, bearing interest at 10% per annum, and due on December 20, 2002. Both of these notes were retired in full by cash payments during 2003.

In March 2003, NutraCea executed two promissory notes totaling $45,000 to a third party investor. The $40,000 note was convertible at the option of the holder into shares of NutraCea's common stock at a conversion price of $.20 per share. The notes bear interest at 2% per month, are due on demand, and are collateralized by shares of NutraCea's common stock. NutraCea retired $5,000 of this debt in September, 2003. The balance of the note, $40,000, was converted into 203,320 shares of common stock of NutraCea prior to December 31, 2003. There was no beneficial conversion feature associated with this note payable.

During 2003, NutraCea borrowed $339,000 from various third party investors. The notes bear interest at 10% per annum, mature twelve months from the date of issue, and are convertible at the option of the holder into shares of NutraCea's common stock at a conversion price of $0.20 cents per share. Upon conversion of the notes payable, the holders will be entitled to receive one warrant to purchase common stock for each common share issued. The warrant will have an exercise price of $.20 per share and will expire one year from the date of issuance. Prior to December 31, 2003, at the option of the holders, all of the notes were converted into 1,625,911 shares of common stock in full satisfaction of the debts. The relative fair value of the warrants was $111,225. The discount for the warrants created a beneficial conversion feature of $83,388, which was amortized until conversion and fully expensed upon conversion.

In June and July, 2003, NutraCea borrowed $160,000 from a third party investor. The notes were convertible at the option of the holder into shares of NutraCea's common stock at a conversion price of $0.20 per share. Upon conversion of the notes, the holder is entitled to receive one warrant to purchase one share of common stock for each share of common stock issued. The warrants will have an exercise price of $0.20 per share and will expire five years from the date of the issuance. Prior to December 31, 2003, at the option of the holder, these notes were converted into 805,547 shares of common stock in full satisfaction of the debt. The relative fair value of the warrants was $41,691. The discount for the warrants was amortized until conversion and fully expensed upon conversion. There was no beneficial conversion feature associated with this note payable.

NOTE 7 - PUT OPTION

During the year ended December 31, 2001, NutraCea issued 130,000 shares of Series A preferred stock to a related party as payment of accounts payable totaling $130,000. On January 15, 2002, these holders of the Series A preferred stock executed a put/call agreement. The put allows for the holder to sell to NutraCea all, but not less than all, of the 130,000 shares of NutraCea's
Series A preferred stock, or common stock if any of the Series A preferred stock were converted, for $130,000, plus all accumulated, but unpaid dividends, at any time after six months from January 15, 2002. Related to the put option and the related conversion of debt, NutraCea has recorded a liability of $130,000. In addition, NutraCea maintains the right to call the option and purchase back the shares of the Series A preferred stock for $130,000, plus any unpaid and accrued dividends at any time, subject to certain provisions.

NOTE 8 - INCOME TAXES

NutraCea has had losses since inception and, therefore, has not been subject to federal or state income taxes. As of December 31, 2003, NutraCea had accumulated net operating loss ("NOL") carryforwards for income tax purposes of approximately $7.6 million, resulting in a deferred tax asset amount of $3 million. All deferred tax asset amounts are fully reserved. These carryforwards expire in 2020 through 2023.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease
-----
NutraCea leases its office space under a non-cancelable operating lease with RiceX that expires in September 2006 and requires monthly payments of $5,358. Future minimum payments under this lease agreement at December 31, 2003 were as follows:

      Year Ending
     December 31,
     ------------

         2004                                                        $   64,700
         2005                                                            65,906
         2006                                                            49,429
                                                                     ----------

              TOTAL                                                  $  180,035
                                                                     ==========

Rent expense was $63,899 and $63,899 for the years ended December 31, 2003 and 2002, respectively.

Agreements
----------

On March 5, 2003, the Company hired a consultant to assist with fundraising. As compensation for any funding, the consultant is to be paid 7.5% of any cash received, 2.5% in value of such funding in warrants to purchase common stock of the Company, based on the closing price on the day any agreement is signed, and a warrant to purchase one share of the Company's common stock for every dollar funded. The warrants are exercisable at $5.00 per share on or before three years from the anniversary of any funding. Pursuant to this agreement, during the twelve months ended December 31, 2003, the Company issued warrants to purchase 8,955 shares of common stock at an exercise price of $0.01 per share and warrants to purchase 6,021 shares of common stock at an exercise price of $5.00 per share. Non-cash compensation expense of $20,662 was recorded as a result of these awards. As of December 31, 2003, all of the warrants had been exercised.

In April 2003, the Company entered into a three-year employment agreement with its Chief Operating Officer, whereby the Company is to pay the officer a base salary of $10,000 per month. The agreement states that the first four months salary will be deferred, except for a 10% bonus to be paid to the officer dependent upon certain reductions in monthly operation costs or conversion of debt into equity. The agreement also provides that the officer is entitled to an annual bonus based upon performance and a monthly car allowance of $500, beginning on the seventh month of employment. In addition, the officer was issued warrants to purchase 1,000,000 shares of the Company's common stock

During July 2003, the Company entered into a settlement agreement with a consultant for $60,000 as payment on accounts payable. The Company executed a convertible promissory note for $60,000, bearing interest of 10%, due on July 21, 2004, and committed to execute an agreement for future consulting services for a total obligation of $25,000. The note is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.20 per share. Upon conversion of the note, the holder is entitled to receive one warrant to purchase one share of common stock for each share of common stock issued. The warrant will have an exercise price of $0.20 per share and will expire five years from the date of issuance. As part of this transaction, the Company also issued warrants to purchase 15,000 shares of common stock at an exercise price of $0.01 per share. The warrants expire on the earlier date of July 12, 2008 or upon the Company's change of control through acquisition or sale of substantially all of its assets. Non-cash compensation expense of $12,000 was recorded related to issue of these warrants. As of August 6, 2003, all of the warrants had been exercised.

During July 2003, the Company entered into a compensation agreement with a consultant, whereby the Company will pay a total of $17,000 of earned and unpaid compensation due to the consultant in monthly payments of $3,000, payable on the first of the month beginning September 1, 2003. Per the compensation agreement, the Company also issued warrants to purchase 32,900 shares of common stock at an exercise price of $0.01 per share, thereby retiring an additional $23,000 in earned and unpaid compensation. In addition, in September 2003, the Company issued warrants to purchase 50,000 shares of common stock at an exercise price of $0.01 per share to the consultant in exchange for a technology agreement relating to NutraCea/NutraStar product formulas. Non-cash compensation of $40,000 was recorded as a result of this award. As of December 31, 2003, all of the warrants had been exercised.

In July 2003, the Company hired a consultant to provide investor relations services. The consultant will be compensated by the issuance of 250,000 shares of restricted common stock, with the expectation that those shares will be registered or released from restriction within one year of issue. These shares were not issued to the consultant until the first quarter of 2004.

On July 30, 2003, the Company issued 100,000 shares of common stock previously recorded in committed stock, and entered into an additional agreement with a consultant as payment on accounts payable totaling $24,000. The consultant accepted a cash payment of $2,500 and a commitment to provide product valued at $2,500; a promissory note payable at $2,000 a month beginning November 1, 2003 was executed for the balance of $19,000.

During 2003 the Company issued 8,231 shares of common stock to a consultant for services valued at $9,795. In addition, under an agreement dated August 6, 2003, the Company was committed to issue 1,000 shares of common stock per month up to a value of $2,000, plus an additional $2,000 per month in cash, for future services.

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

In December 2003 the Company hired a consultant to provide marketing services. Under the terms of the agreement, the Company will issue 400,000 warrants to purchase shares of common stock at $0.50 per share. As of December 31, 2003, 120,000 of the warrants had been exercised. The Company has entered into several employment agreements with key employees with terms ranging from three to ten years. Minimum future payments under these agreements at December 31, 2003 were as follows:

      Year Ending
     December 31,
     ------------

         2004                                                        $  263,000
         2005                                                           263,000
         2006                                                           144,250
         2007                                                           137,000
         Thereafter                                                     251,167
                                                                     ----------

              TOTAL                                                  $1,058,417
                                                                     ==========

Generally, if the Company terminates these agreements without cause or the employee resigns with good reason, as defined, the Company will pay the employees' salaries, bonuses, and benefits payable for the remainder of the term of the agreements.

Litigation
----------

A Complaint was filed against NTI by Millennium Integrated Services, Inc. ("MISI") in Superior Court, Sacramento County, on April 4, 2002 (Case No. 02A502006). MISI provided website development services to NTI, at a cost of $204,405. MISI was seeking contract payment of $204,405 plus interest of $32,031 as well as damages for alleged conversion and misappropriation of trade secrets. Additionally, MISI has stated that it will move the court to amend its Complaint to add a cause of action for negligent and intentional interference with an employment agreement between MISI and one of its programmers. On April 9, 2002, MISI filed a Motion for a Writ of Attachment which would allow MISI to seize and hold NTI assets worth $236,436 pending the resolution of the lawsuit. On April 10, 2002, a Writ of Attachment was granted by the Court pursuant to which MISI attached $29,666 of the Company's accounts receivable. A Settlement Agreement and Mutual Release was executed on May 27, 2003. In consideration, the NutraCea defendants agreed to pay MISI one hundred and forty-eight thousand dollars ($148,000). The settlement was fully paid on July 1, 2003 and the complaint was dismissed on August 28, 2003.

On July 16, 2002, the Company was summoned to answer a Complaint filed by Faraday Financial, Inc. ("Faraday") in District Court, County of Salt Lake, Utah (Case No. 020906477). The Complaint alleges that the Company issued convertible promissory notes totaling $450,000 and a promissory note totaling $50,000. On December 13, 2001, Faraday entered into a settlement agreement with the Company, whereby Faraday agreed to cancel the promissory notes in exchange for 735,730 shares of preferred stock. Faraday claims that the settlement agreement required that the Company effect a registration statement covering the preferred stock by June 30, 2002, which the Company failed to do, and demands the Company immediately forfeit to Faraday 735,730 shares of common stock owned by the Chief Executive Officer of the Company. Faraday has filed its fourth claim for relief for a judgment against the Company for $500,000, plus accrued, but unpaid interest, attorneys' fees and costs, and other such costs. A Settlement Agreement was executed on December 10, 2003. In consideration for the mutual releases, Faraday converted 735,730 preferred into 735,730 common shares and $90,127 of accrued preferred dividends into 1,201,692 common shares. Within the next year, if Faraday cannot realize $551,797 and approximately $9800 in legal expenses from the sale of the common shares, NutraCea will make up any deficiency. If stock sale exceeds $561,597, Faraday is entitled to keep any excess. Subsequent to December 31, 2003, the Company issued an additional 250,000 shares to Faraday. Concurrently, with the executed Settlement Agreement, a joint stipulated motion to stay all proceedings was filed with the Court. After all the above conditions are met, if Faraday has not lifted the stay within 18 months of December 10,2003, NutraCea shall deliver to Faraday an executed stipulation for dismissal with prejudice of the Complaint and Counterclaim.

NOTE 10 - PREFERRED AND COMMON STOCK

Effective November 12, 2003 and pursuant to adoption of the Company's "Certificate of Amendment of Restated Articles of Incorporation" dated October 27, 2003, the Company effected a reverse split of all previously issued common stock on the basis of one-for-ten shares. Additionally, per the "Certificate of Amendment of Restated Articles of Incorporation", the number of authorized shares of common stock was increased from 50,000,000 to 100,000,000, and the number of authorized shares of preferred stock was increased from 10,000,000 to 20,000,000. All share amounts reflected in the following discussion of common stock and elsewhere in this Form 10-KSB have been adjusted to account for the one-for-ten reverse split.

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

On July 7, 2003, the Company cancelled 634,121 shares of preferred stock previously issued to a shareholder as collateral and issued 20,000 shares of preferred stock for accrued interest totaling $8,351 on a promissory note dated September 23, 2002.

During the year ended December 31, 2003, the Company converted 1,674,707 shares of preferred stock to 254,323 shares of common stock valued at $1,651,860.

During the year ended December 31, 2003, the Company issued 278,766 shares of common stock in payment of preferred stock dividends due in the amount of $190,043.

The Company may redeem any and all outstanding shares of Series A preferred stock. Upon the five-year anniversary of the date of issuance, the Company is required to redeem all of its outstanding shares of Series A preferred stock at $1 per share, plus all accrued and unpaid dividends declared. As of December 31, 2003, cumulative dividends totaled $274,540.

Common  Stock
-------------

On March 4, 2002, NutraCea commenced a private placement of up to 6,666,667 units. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock. The units were offered at $0.65 per unit. The warrants have an exercise price of 120% of the current market value of the Company's common stock at the time of exercise.

In connection with this offering, on March 15, 2002 NutraCea issued 153,333 shares of common stock with a detachable purchase warrant to purchase 153,333 shares of common stock at an exercise price of $1.20 per for $100,000.

During 2002, NutraCea issued 180,000 shares of common stock to consultants for $36,000 or $.20 per share for services received.

During 2003, NutraCea issued 134,048 shares of common stock for $104,500, net of $7,000 in related commissions.

During 2003, NutraCea issued 4,519,373 shares of common stock pursuant to the exercise of stock options and warrants for $427,575.

During 2003, NutraCea issued 28,688 shares of common stock to various consultants for services rendered with a fair value of $29,795.

On August 18, 2003, NutraCea agreed to pay a consultant for unpaid fees in the amount of $9,236. NutraCea will pay $4,636 in monthly installments of $1,159, payable on the first of the month beginning October 1, 2003. NutraCea also agreed to issue 2,421 shares of common stock, valued at $4,600, to the consultant as payment in full.

In September, 2003 NutraCea agreed to pay $38,771 of unpaid fees to a Consultant, of which $8,771 is payable upon execution of the agreement and the balance, $30,000, is payable in monthly installments of $2000, payable on the first of the month beginning October 1, 2003. NutraCea also agreed to issue 73,519 shares of common stock, valued at $56,037, to the consultant as payment in full.

On October 31, 2003, the Board of Directors approved the issuance of common stock in lieu of compensation to the Company's Chief Operating Officer and Chief Executive Officer. Chief Operating Officer John Howell received 72,911 shares of common stock in lieu of $94,784 in salary and other compensation accrued for past services; Chief Executive Officer Patricia McPeak received 402,644 shares of common stock in lieu of $322,115 in salary and other accrued compensation for past services. These shares of common stock were issued under the 2003 Stock Compensation Plan.

Due to the termination of certain employees during 2003, the Company recorded a reversal of deferred compensation totaling $243,605.

During 2003, the Company issued 3,431,251 shares of common stock, valued at $823,119, to various parties for conversion of convertible notes payable and accrued interest in the amount of $776,887 and $46,232, respectively.

Committed Common Stock
----------------------

At December 31, 2002, the Company was committed to issue 145,917 shares of common stock representing $399,174 for conversion of debt and accrued interest and $172,500 for consulting services. These shares were issued during 2003, and no committed stock remains at year-end.

NOTE 11 - STOCK OPTIONS AND WARRANTS
------------------------------------

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

On January 7, 2002, the Company entered into a five-year employment agreement with an employee. In relation to this agreement, the Company issued options to purchase 15,500 shares of common stock. The options vest over four years in increments of 8,000, 2,500, 2,500, and 2,500, have an exercise price of $10 per share, and expire on January 7, 2012. The options are amortized over the vesting periods. As of December 31, 2002, the Company recorded compensation expense and deferred compensation totaling $48,438 and $145,312, respectively, in relation to this transaction.

On January 10, 2002, the Company entered into a six-month consulting services agreement for marketing services. In relation to this agreement, the Company issued options to purchase 2,500 shares of common stock valued at $47,250 at an exercise price of $10 per share. The options vest immediately and expire in 10 years. The Company recorded consulting expense of $47,250 in relation to this transaction.

On February 4, 2002, the Company entered into a three-month marketing services agreement for public relations and advertising services. In relation to this agreement, the Company paid a retainer of $35,000 upon execution of the agreement, issued 35,000 shares of restricted common stock valued at $47,250, and issued options to purchase 5,000 shares of the Company's common stock valued at $43,000 at an exercise price of $30 per share. The options vest immediately and expire in two years. The Company recorded consulting expense totaling $90,250 in relation to this transaction.

On February 21, 2002, the Company entered into a one-year financial advisory services agreement. In relation to this agreement, the Company paid a non-refundable retainer of $20,000, issued 20,000 restricted shares of common stock valued at $90,000, and issued options to purchase 10,000 restricted shares of common stock at $10 per share valued at $29,000, 10,000 restricted shares at $25 per share valued at $22,000, and 10,000 restricted shares at $40 per share valued at $18,000. The options vest immediately and expire in two years. The Company recorded consulting expense totaling $159,000 in relation to this transaction.

On June 10, 2002, the Company issued warrants to purchase 2,500 shares of common stock at $0.50 per share to a consultant for consulting expenses valued at $850.

On June 19, 2002, the Company issued options to purchase 5,000 shares of common stock at an exercise price of $10 per share to a consultant for consulting expenses valued at $14,000. The options vest over two years and expire in 10 years.

On August 13, 2002, the Company issued options to purchase 2,800 shares of common stock at an exercise price of $2.50 per share to a debtor. The options vest immediately and expire in 10 years. In relation to this transaction, the Company recorded interest expense of $5,600.

In April 2003, the Company issued warrants to purchase 1,000,000 shares of common stock to its Chief Operating Officer in accordance with an employment agreement dated April 15, 2003. The warrants have an exercise price of $0.001 per share and vest as follows:

          -    250,000 on April 15, 2003

          -    250,000 upon the fourth month of employment

          -    250,000 upon the eighth month of employment

          -    250,000 upon the twelfth month of employment

In relation to this transaction, the Company recorded deferred compensation expense totaling $109,000. As of December 31, 2003, $34,750 of the deferred compensation remains unamortized. In addition, because this grant as modified due to the reverse split of November 21, 2003 must be accounted for as a variable award, an additional $303,750 was recorded relating to this award as of December 31, 2003.

On June 20, 2003, the Company issued warrants to purchase 32,900 shares of common stock to a vendor as payment on accounts payable totaling $27,786. The warrants have an exercise price of $.01 per share and expire June 18, 2008. In addition, the Company entered into a note payable agreement with the consultant totaling $17,000, payable at $3,000 per month beginning September 2003.

On July 31, 2003, the Company issued warrants to purchase 7,143 shares of common stock to a vendor as payment on accounts payable totaling $5,676. The warrants have an exercise price of $0.01 per share and expire June 12, 2008. In addition, the Company entered into a note payable agreement with the consultant totaling $4,000, payable at $1,000 a month beginning October 1, 2003.

During September 2003, the Company entered into a compensation agreement with a consultant, whereby the Company will pay a total of $5,356 of unpaid fees due to the consultant in monthly payments of $670, payable on the first of the month beginning October 1, 2003. Per the agreement, the Company also issued warrants valued at $7,065 to purchase 4,167 shares of common stock at an exercise price of $.01 per share. The warrants expire on August 5, 2008.

During the six months ended June 30, 2003, the Company issued warrants to purchase 321,285 shares of common stock at exercise prices ranging from $.01 to $.70 per share to employees in lieu of deferred salaries totaling $150,465. The warrants expire five years from date of issue.

During the year ended December 31, 2003, options and warrants representing 4,519,373 shares of common stock were exercised for a total value of $427,575.

During the year ended December 31, 2003 the Company issued 3,796,563 options to various consultants for services rendered. The options have exercise prices between $.001 and $5.00 and expire at varying times between six months and five years. Non-cash consulting expense of $1,165,584 was recorded relating to these agreements.

During the year ended December 31, 2003, the Company issued warrants to purchase 2,545,000 shares of common stock exercisable at $.20 per share and expiring five years from date of issue. The warrants were issued in connection with the conversion of $823,119 of convertible notes payable and accrued interest to common shares of the Company, and non-cash expense of $183,855 was recorded relating to these warrants.

Modification of Employee Awards Accounted for Under APB 25
----------------------------------------------------------

NutraCea granted 1,000,000 options in 2003 to an employee where the option agreement contained a provision whereby the number of options nor the exercise price would be adjusted by reverse splits. Effective November 12, 2003, NutraCea authorized a 1 for 10 reverse split. This triggered variable accounting for this award. As of November 12, 2003, 500,000 options had been exercised and only 500,000 remained. Variable accounting requires any intrinsic value at the modification date in excess of the amount measured at the original measurement date shall be recognized as compensation cost over the remaining future service period if the award is unvested, or immediately if the award is vested, for any employee who could benefit from the modification. The award vests 75% in 2003 and 25% in 2004. The award will be marked to market each balance sheet date with the changes charged to compensation expense and additional paid in capital. As of December 31, 2003, the additional intrinsic value on the vested portion totaled $303,750.

Modification of Non-Employee Awards Accounted for Under FAS 123
---------------------------------------------------------------

NutraCea granted 5,725,000 warrants to outsiders in 2003 where the warrant agreements contained a provision whereby the number of warrants nor the exercise price would be adjusted by reverse splits. Effective November 12, 2003, NutraCea authorized a 1 for 10 reverse split. This triggered a modification for this award. A modification of the terms of an award that makes it more valuable shall be treated as an exchange of the original award for a new award. In substance, the entity repurchases the original instrument by issuing a new instrument of greater value, incurring additional compensation cost for that incremental value. The incremental value shall be measured by the difference between (a) the fair value of the modified option determined in accordance with the provisions of this section and (b) the value of the old option immediately before its terms are modified, determined based on the shorter of (1) its remaining expected life or (2) the expected life of the modified option. As of December 31, 2003, the additional value totaled $9,811,002 which was recorded as non-cash compensation expense.

The following table summarizes all of the Company's stock option transactions:


                                        Employee
                      ---------------------------------------------
                             Year Ended             Year Ended
                      -----------------------  --------------------
                         December 31, 2003      December 31, 2002
                      -----------------------  --------------------
                        Weighted               Weighted
                        Average                Average
                        Exercise   Number of   Exercise   Number of
                         Price       Shares      Price     Shares
                       ----------  ----------  ---------  ---------
Options Outstanding,
  Beginning of Period  $    0.41   1,090,564   $    0.31    935,564
Options Granted        $    0.11   1,371,285   $    1.00    155,000
Options Cancelled      $   (6.60)    (24,361)                     -
Reverse Split          $   (4.17)   (981,503)                     -
Options Exercised      $   (0.02)   (691,285)                     -
                                   ----------             ---------
Options Outstanding,
  End of Period        $    0.56     764,700   $    0.41  1,090,564
                                   ==========             =========
Options Exercisable,
  End of Period        $    0.56     764,700   $    0.41  1,090,564
                                   ==========             =========

                                        Consultant
                      ---------------------------------------------
                             Year Ended             Year Ended
                      -----------------------  --------------------
                         December 31, 2003      December 31, 2002
                      -----------------------  --------------------
                        Weighted                Weighted
                        Average                 Average
                        Exercise    Number of   Exercise   Number of
                         Price       Shares       Price     Shares
                       ----------  -----------  ---------  ---------
Options Outstanding,
  Beginning of Period  $    0.90    2,096,890   $    0.51  1,641,390
Options Granted        $    0.29    6,989,105   $    2.16    455,500
Options Cancelled      $   (5.31)     (76,182)                     -
Reverse Split          $   (8.42)  (1,884,951)                     -
Options Exercised      $   (0.12)  (3,928,043)                     -
                                   -----------             ---------
Options Outstanding,
  End of Period        $    0.98    3,196,819   $    0.87  2,096,890
                                   ===========             =========
Options Exercisable,
  End of Period        $    0.98    3,196,819   $    0.87  2,096,890
                                   ===========             =========

Other information regarding stock options outstanding at December 31, 2003 is as follows:

                                Options Outstanding   Options Exercisable
                                --------------------  --------------------
                                           Weighted              Weighted
                    Remaining              Average               Average
Range of Exercise      Life     Number of  Exercise   Number of  Exercise
Price                (Years)     Shares      Price     Shares      Price
------------------  ----------  ---------  ---------  ---------  ---------

$.001-1.20               .5-10  3,667,146  $    0.40  3,367,146  $    0.42
$2.50-10.00               1-10    269,373  $    1.00    249,726  $    4.66
$25.00-45.00                 2     25,000  $   32.00     25,000  $   32.00


NOTE 12 - RELATED PARTY TRANSACTIONS

RiceX Company is a publicly owned company. The spouse of our majority stockholder owns 10% of RiceX and is the CEO and a director of Ricex. RiceX is our sole supplier for rice bran derivatives, which are integral to our sales strategy and which account for about 20% of our total cost of sales.

On December 12, 2001, NutraCea agreed with RiceX to be their exclusive distributor of rice solubles and rice bran fiber concentrate in the United States of America and to have the exclusive rights to various patents and trademarks owned by RiceX under a 15-year agreement. Under the terms of this agreement, RiceX has agreed to cancel certain indebtedness by NutraCea in exchange for 130,000 shares of Series A preferred stock and payment of $41,335 in interest, has agreed to new minimum purchase requirements, and has agreed to extend the term of the agreement for five years, with two additional renewal periods of five years each. The sales price to NutraCea will be the lower of RiceX's published standard price or the price negotiated by other customers for like quantities and products. In January 2002, NutraCea revised the 15-year agreement with RiceX.

To maintain rights under this revised agreement, NutraCea must purchase $250,000 of product from RiceX by April 2002, $500,000 by July 2002, $750,000 by October 2002, $1,250,000 by January 2003, $1,500,000 by July 2003, $2,250,000 by January
2004, $6,000,000 by January 2005, and increasing thereafter by 10% per annum through the remaining term of the agreement. During 2002, the Company received notice from RiceX, stating that NutraCea was in default under the terms of this distribution agreement with RiceX. On July 9, 2002, RiceX exercised its right to terminate the exclusive distribution agreement and the related license agreements with NutraCea due to NutraCea default. However, RiceX has agreed that NutraCea has license to use the patents in its business pursuits.

In connection with this agreement, NutraCea must pay RiceX a royalty equal to 2% of gross receipts received by NutraCea from the sale of any products that incorporate any of RiceX's products, less certain selling expenses. In 2003, NutraCea capitalized patent and license costs in the amount of $8,088 related to these exclusive rights.

NOTE 13 - 401(K) PROFIT SHARING PLAN

Effective April 2000, NutraCea adopted a 401(k) profit sharing plan (the "Plan") for the exclusive benefit of eligible employees and their beneficiaries. Substantially all employees are eligible to participate in the Plan. Matching contributions to the Plan are 3% of the employees' gross salary, not to exceed a certain percentage. For the 2003 and 2002, the Company made matching contributions of $12,616 and $14,696, respectively.

NOTE 14 - BUSINESS SEGMENTS

For internal reporting purposes, management segregates the Company into two segments as follows for 2003 and 2002:

                                      SEGMENT INFORMATION
                                      -------------------

TWELVE MONTHS ENDED                              INCOME (LOSS)      INTEREST    TOTAL     DEPRECIATION/
DECEMBER 31, 2003                    NET SALES   FROM OPERATIONS    EXPENSE     ASSETS    AMORTIZATION
-----------------------------------  ----------  -----------------  ----------  --------  --------------
NutraStar Technologies Incorporated  $  251,157  $     (1,946,352)  $4,292,109  $482,089  $       98,787
NutraGlo Incorporated                 1,284,996           541,091       18,687    58,992               -
Unallocated corporate overhead                -        (6,821,743)           -         -               -
                                     ----------  -----------------  ----------  --------  --------------
Total, NutraCea                      $1,536,153  $     (8,227,004)  $4,310,796  $541,081  $       98,787
                                     ==========  =================  ==========  ========  ==============

TWELVE MONTHS ENDED                              LOSS FROM          INTEREST    TOTAL     DEPRECIATION/
DECEMBER 31, 2002                    NET SALES   OPERATIONS         EXPENSE     ASSETS    AMORTIZATION
-----------------------------------  ----------  -----------------  ----------  --------  --------------
NutraStar Technologies Incorporated  $  683,097  $       (323,082)  $   98,927  $512,307  $      126,460
NutraGlo Incorporated                   603,342          (202,459)           -    54,020               -
Unallocated corporate overhead                -        (2.985,530)           -         -               -
                                     ----------  -----------------  ----------  --------  --------------
Total, NutraCea                      $1,286,439  $     (3,106,153)  $   98,927  $566,327  $      126,460
                                     ==========  =================  ==========  ========  ==============

NOTE 15 - RESTATEMENT

NutraCea has restated its Consolidated Financial Statements for 2002 to correct a reporting error that was discovered in the fourth quarter of 2003. During 2002, NutraCea's CEO transferred personal shares of common stock to third-party consultants as compensation for services rendered to NutraCea and to settle certain contingencies related to the failure to file an effective registration statement by June 30, 2002.

These transactions were omitted in error from the financial statements as originally reported. This restatement increases the net loss attributable to common shareholders and common stock by $403,906. The following table presents the effects of the correction and restatement on a condensed basis.

                                        FOR THE YEAR ENDED DECEMBER 31, 2002
                                     -------------------------------------------
                                      As previously   Restatement        As
                                        reported      adjustments     restated
                                     ---------------  ------------  ------------

Shareholder's deficit:
  Common stock                       $    5,457,796       403,906   $ 5,861,702
  Accumulated deficit                $   (8,278,840)     (403,906)  $(8,682,746)

Operating expenses                   $    3,188,431       403,906   $ 3,592,337
Net loss attributable to common
  shareholders                       $   (2,950,666)     (403,906)  $(3,354,572)

Basic and diluted loss attributable
  to common shareholders per
  common share                       $        (1.34)        (0.18)  $     (1.52)


NOTE 16-SUBSEQUENT EVENTS (UNAUDITED)

On February 23 and March 19, 2004, respectively, Eliot Drell, MD and Ernie Bodai, MD were appointed to serve on the Board of Directors until the next annual meeting and election.

On March 25, 2004, the Company established the NutraCea Patent Incentive Plan, which grants 15,000 shares of common stock to each named inventor on each granted patent.

Agreements
----------

Effective January 1, 2004, the Company amended two executive employment contracts to reflect quarterly bonuses. Under the contract, compensation shall be $45,000 per calendar quarter, with 250,000 shares of common stock to be granted in the event the Company achieves gross revenues of $1 million or more for the quarter. In addition, a one-time stock grant of 550,000 shares of common stock will be awarded for the first quarter gross revenues equal or exceed $5 million. This bonus agreement is effective until April 15, 2006, unless extended by the board. The Company also agreed to maintain an annual bonus program for members of the senior management group, including the Chief Executive Officer. The Chief Executive Officer shall be eligible to receive an annual bonus under terms otherwise governing the annual bonus program.

Effective January 1, 2004, the Company amended the stock options section of an executive employment contract dated April 15, 2003. The amendment changed the vesting conditions on 250,000 shares of common stock to "upon the completion of the twelfth month of employment " instead of "upon the Company achieving two successful calendar quarters of net profits from operations of the business of the Company before interest, taxes, depreciation and amortization as conclusively determined by the independent certified public accountant for the Company".

On January 12, 2004, the Company entered into a one-year consulting agreement with a sales and marketing company. Under the terms of the agreement, compensation shall be warrants to purchase 4,000,000 shares of common stock as follows: 300,000 shares at $.50 per share on or before January 12, 2004; 400,000 shares at $.50 per share on or before February 17, 2004; and 3,300,000 shares at $.50 per share on or before April 19, 2004. Non-cash compensation expense of $3,200,000 was recorded relating to this agreement. All of the warrants had been exercised at March 31, 2004.

On January 28, the Company entered into a one-year consulting agreement with a sales and marketing company. Under the terms of the agreement, compensation shall be warrants to purchase 90,000 shares of common stock at an exercise price of $.01 per share. Non-cash compensation expense of $136,800 was recorded relating to this agreement. As of March 31, 2004, these warrants had been exercised.

On February 2, 2004, the Company entered into a six -month consulting agreement with a communications company. Under the terms of the agreement, compensation shall be $2,500 per month, plus shares of common stock valued at $6,000 issued at signing of contract. Either party may terminate the agreement with sixty days written notice. At March 31, 2004, the shares had been issued in full.

On February 23, 2004, the Company entered into a one-year consulting agreement with a marketing company. Under the terms of the agreement, compensation shall be monthly issuance of shares of common stock valued at $7,500 per month. In addition, the consultant is entitled to a 3% commission on equity or debt financing introduced to the Company.

On March 1, 2004, the Company entered into a 90-day consulting agreement with an advertising and promotional services company. Compensation shall be the issuance of 100,000 shares of common stock per month.

On March 1, 2004, the Company entered into a one-year consulting agreement with a sales and marketing company. Compensation shall be the issuance of 25,000 shares of common stock. At March 31, 2004, these shares had been issued. Non-cash compensation expense of $35,500 was recorded relating to this agreement.

On March 9, 2004, the Company entered into a one-year consulting agreement with a communications company. Under the terms of the agreement, compensation shall be issuance shares of common stock valued at $36,000. At March 31, 2004, these shares have been issued in full.

On March 15, 2004, the Company entered into a six-month consulting agreement with a sales and marketing company. Under the terms of the agreement, compensation shall be warrants to purchase 400,000 shares of common stock, at an exercise price of $.001 and warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $1.20, to be exercised within three years. At March 31, 2004, the 400,000 warrants exercisable at $.001 had been exercised.

On March 19, 2004, the Company approved granting a one-time cash bonus of 2/3 of normal salary to the CEO and President. The bonus amount for both executives is $180,000, payable April 1, 2004.

On March 25, 2004, the Company entered into two, two-year consulting agreements with two medical advisors. Under the terms of the agreement, compensation shall be 100,000 shares of common stock each, payable in advance, and options to purchase 100,000 shares of common stock at a price of $.50 per share for the second year of service. The 200,000 shares of common stock are valued at $78,920.

On March 25, 2004, the Company entered into a three-year consulting agreement with a development and marketing company. Under the terms of the agreement, compensation shall be $1 per unit (a minimum 30-day supply of NutraCea product) for up to a total accumulated payment of $750,000, and $.50 per unit thereafter, payable quarterly within 45 days after the end of the quarter. In addition, the Company will issue 100,000 shares of common stock for each formulation the company markets, and options to purchase 300,000 shares of common stock at an exercise price of $1 per share with 100,000 options to be vested immediately and 50,000 shares per year thereafter. The vested options are valued at $39,840.

On April 2, 2004, the Company entered into a 180-day consulting agreement with a marketing and investor relations company. The term can be extended another 180 days by mutual agreement. Under the terms of the agreement, compensation shall be 400,000 shares of common stock, and $4,000 cash per month. Compensation shall also include an 8% cash commission on equity or debt financing introduced to the Company, as well as a warrant, exercisable within 3 years, for common shares to equal 10% of the gross financing proceeds. The warrant is to be priced at 110% of the closing bid price for the preceding 30 business days of the day of closing, such warrant or shares to be issued at closing.

On April 29, 2004, the Company entered into a one-year consulting agreement (with options to extend for four successive terms of one year each) with two retired employees of the Company. Under the terms of the agreements, annual compensation of $75,000 each is payable on a monthly basis. In addition, each of the consultants received warrants to purchase 50,000 shares of common stock at $.20 a share. The 100,000 warrants are valued at $91,370 and expire in 5 years. Either party can cancel this agreement with 30-day written notice.

Shareholders' Deficit
---------------------

Common Stock

During the quarter ended March 31, 2004, the Company issued 544,965 shares of common stock to consultants for services rendered valued at $723,381. Subsequent to March 31, 2004, the Company issued an additional 660,797 shares of common stock to consultants for services rendered valued at $905,650.

During the quarter ended March 31, 2004, the Company issued 168,095 shares of common stock to vendors in payment of accounts payable totaling $57,111. Subsequent to March 31, 2004, the Company issued an additional 531 shares of common stock to a vendor in payment of accounts payable in the amount of $833.

During the quarter ended March 31, 2004, the Company issued 6,490,711 shares of common stock pursuant to the exercise of stock options and warrants for cash totaling $2,744,507. Subsequent to March 31, 2004, the Company issued an additional 309,445 shares of common stock pursuant to the exercise of stock options and warrants for cash totaling $10,344.

During the quarter ended March 31, 2004, the Company issued 280,000 shares of common stock to two consultants in settlement of contractual agreements valued at $477,816.

During the quarter ended March 31, 2004, the Company issued 5,500,000 shares of common stock, valued at $8,360,000, to the Company's Chief Executive Officer in exchange for execution of a non-compete agreement and transfer to the Company of all intellectual property owned by the Chief Executive Officer.

On April 1, 2004, the Company repurchased 344,956 shares of common stock valued at $230,000 from the Chief Executive Officer of the Company pursuant to a repurchase agreement of that date.

Stock Options and Warrants

During the quarter ended March 31, 2004, the Company issued 6,547,263 warrants with exercise prices between $.001 and $5.00 per share to consultants. The warrants expire at varying times between six months and five years. A total of $7,271,060 in non-cash compensation expenses was recorded relating to the issue of these warrants. Subsequent to March 31, 2004 the Company issued an additional 401,230 warrants with exercise prices between $.001 and $5.00 to consultants. The warrants expire at varying times between four and five years. A total of $443,698 in non-cash compensation expense was recorded relating to the issue of these warrants.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 23, 2003, Singer Lewak Greenbaum & Goldstein, LLP (the "Predecessor Accountant") was dismissed as the independent auditors for the Company, and Malone & Bailey, PLLC (the "Successor Accountant") was appointed as the Company's new independent accountants. For the years ended December 31, 2001 and 2002, the Predecessor Accountant's report contained a qualification that the financial statements were prepared on a "going concern" basis and uncertainty of the Company to continue as a going concern but did not otherwise contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. The Company's Board of Directors approved this action on October 23, 2003.

During the years ended December 31, 2001 and 2002, and the subsequent interim period January 1, 2003 through October 22, 2003, there were no disagreements with the Predecessor Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the Predecessor Accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements of the Company for such period. The Predecessor Accountant has not advised the Company of any deficiencies in the internal controls necessary to develop reliable financial statements, that information has come to their attention which made such Predecessor Accountants unwilling to rely on management's representations or to be associated with the financial statements prepared by management, or that the scope of the audit should be expanded significantly; or that information has come to the attention of the Predecessor Accountant that materially impacts the fairness or reliability of a previously issued audit report or the underlying financial statements or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent audited financial statements, other than what has been disclosed in note 16 to the consolidated financial statements, other than the restatement of the 2002 audited financial statements as disclosed in Note 15 to the consolidated financial statements for the year ended 2003.

The Company has not previously consulted with the Successor Accountant regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

The Company has adopted and implemented internal disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Controller and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the year covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Controller and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company's internal controls or in other factors during or since the end of the fiscal year covered by this report that have had a material affect or are reasonably likely to have a material affect on internal controls subsequent to the end of the year covered by this report.

PART III

        ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
                                  EXCHANGE ACT

PATRICIA MCPEAK                Ms. McPeak, 62, has been our Chairman of the Board and Chief Executive Officer since the
Chairman of the Board and      Exchange Transaction with NutraStar Technologies Incorporated on December 14, 2001.
Chief Executive Officer        She was the founder of NutraStar Technologies Incorporated and was the Chief Executive
Director since 2001            Officer, President and a director of NutraStar Technologies Incorporated since its formation in February 2000.  From May 1989 until February 2000 she was the President and a director of The RiceX Company, which she co-founded.  From 1981 to 1989, Ms. McPeak was an executive officer of Brady International, Inc. a company engaged in providing stabilized rice bran, which she also co-founded.  Ms. McPeak has extensive experience in the field of protein and ingredient production, having served as an executive in the industry for 25 years.

JOHN HOWELL                    Mr. Howell, 58 was named President and a member of the Board of Directors of NutraCea
President                      on April 15, 2003.  Prior to joining NutraCea, he served as the Executive Vice President
Director since 2003            and a member of the Board of Directors of Kingdom Ventures (OTCBB; KDMV), a
                               marketing company for the Christian community.  From 2000 until October of 2002 he served as Executive Vice President and remains a member of the Board of Directors of New
                               Visual Corporation (OTCBB:NVEI), a late development stage fabless communications semiconductor company.  From January 1998 until October 1998 Mr. Howell was Vice
                               President of TeraGLOBAL Communications Corp., a manufacturer of telecommunication hardware.  From 1997 to 1998 he was Chief Executive Officer of EVERSYS Corporation, a
                               manufacturer of computer equipment.  Mr. Howell received his Bachelor's Degree from
                               Oregon State University in Aerospace Engineering.


ELIOT DRELL                    Dr. Drell, 51, has been Chief of Gastroenterology at Mercy Hospital, Folsom, California
 Director since February 2004  since 1984. Dr. Drell's past medical appointments including acting as a Director of the
                               Endoscopic unit at Mercy Hospital of Folsom, California and Marshall Hospital; Chief of
                               Medicine at Mercy Hospital; Member of the Medical Executive Committee at both Mercy
                               Hospital and Marshall Hospital; and Assistant Professor at U.C. Davis Medical Center. Dr.
                               Drell is an active speaker and lecturer for major pharmaceutical companies.
ERNIE BODAI, M.D.              Dr. Bodai, 53, is Director of Breast Surgical Services at Kaiser Permanente in Sacramento,
 Director since March 2004     California. He is also Clinical Professor at the University of California at Davis, and has
                               authored over 250 medical articles, clinical guidelines for practitioners and a surgical textbook. He holds a number of medical device patents, is a member of numerous prestigious surgical societies and is the recipient of many prominent national awards.
EDWARD G. NEWTON               Mr. Newton, 67, has been NutraCea's Secretary and Vice President-Sales since the
Vice President and             Exchange Transaction with NutraStar Technologies Incorporated on December 14, 2001.
Secretary                      He has been the Vice President-Sales and a director of NutraStar Technologies
                               Incorporated since its formation in February 2000 and the Secretary of NutraStar
                               Technologies Incorporated since October 2000.  Mr. Newton resigned as a Director of
                               NutraCea in 2003. From 1996 to February 2000, Mr. Newton served as Director of Sales for RiceX.  Prior to February 2000, Mr. Newton worked in various sales and management capacities for General Mills, an international consumer foods company.  His positions at
                               General Mills included Purchasing Director of Ingredients from 1974 to 1977, Director of
                               Personnel and Sales Training from 1977 to 1986, and Manager of Military Sales from 1986 to 1993.

JOANNA HOOVER                  Ms. Hoover, 54, joined NutraCea as acting Chief Financial Officer in October 2003.  From
Chief Financial                2000 until the present Ms. Hoover has also served as the Chief Financial Officers of ITIS
Officer                        Holdings, Inc., a public company engaged in providing database management services to attorneys for research and litigation support.  Ms. Hoover is a certified public accountant and from 1973 to 2000 was engaged in public accounting.  From 1985 until 2000 she was a partner in the accounting firm of Nommensen, Hoover & Williams.

DR. RUKMINI CHERUVANKY         Dr. Cheruvanky, 68, became NutraCea's Chief Science Officer on February 1, 2002 and
Chief Science Officer          was the Chief Science Officer of NutraStar Technologies Incorporated from March 2000.
                               Prior to joining NutraStar Technologies Incorporated, she served as the Director of
                               Research and Development for The RiceX Company from April 1996 until March 2000.
                               From January 1996 to April 1996, Dr. Cheruvanky served as the Laboratory Supervisor for
                               Certified Analytical Laboratories, a company specializing in food analysis.  From
                               November 1994 until December 1995, she was a Research Chemist in the Research and
                               Development Department of DuPont Merck Pharmaceutical Company.  From May 1967
                               until she retired in February 1994, Dr. Cheruvanky was the Deputy Director of the National
                               Institute of Nutrition located in Hyderabad, India, heading the Food Toxicology and
                               Environmental Carcinogenic Division of the Institute.  Dr. Cheruvanky is a Fellow of the
                               American College of Nutrition and has more than 80 peer-reviewed scientific publications to her credit.


DR. REDDY SASTRY V.            Dr. Cherukuri, 67, has been the Director of Science and Technology for NutraStar
CHERUKURI                      Technologies Incorporated, a subsidiary of NutraCea, since March 2000.  Prior to joining
Director of Science and        NutraStar Technologies Incorporated, he served as the Director of Science and Technology
Technology                     of The RiceX Company from April 1996 to March 2000.  From May 1995 to April 1996,
                               Dr. Cherukuri served as a Laboratory Supervisor at Customs Coatings, Inc., a
                               pharmaceutical company.  From December 1994 to January 1995, he was a chemist at
                               DuPont Merck Pharmaceutical Company.  From May 1992 to November 1994, Dr.
                               Cherukuri was a consultant to several pharmaceutical companies in India.  From 1967 to
                               1992 he held several positions with the Indian Drugs and Pharmaceutical, Ltd., a premier drugs and pharmaceuticals manufacturing company under the federal government of India, retiring as the Senior Research Manager, Chief of Medicinal Chemistry and Group Leader
                               of New Drug Development division of the company.  Dr. Cherukuri has served as a member of several scientific boards and as a reviewer for several scientific journals and has more than 75 peer-reviewed scientific publications and 12 patents to his credit.

The current Directors will serve and hold office until the next annual shareholders' meeting or until their respective successors have been duly elected and qualified. Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

FAMILY RELATIONSHIPS

There are no family relationships between any director or executive officer.

AUDIT COMMITTEE FINANCIAL EXPERT

NutraCea does not currently have an audit committee, nor an audit committee financial expert. The Board of Directors during the year ended December 31, 2003 consisted entirely of members of the management of the company. Because of the size of the Company's Board of Directors, and lack of director and officer liability insurance, the Company was not able to attract qualified individuals to serve on its Board of Directors. All of the functions of the Audit Committee, Compensation Committee and Nominating Committee are performed by the Board of Directors as a whole. Management intends to form an audit committee in 2004 if sufficient directors agree to serve on the Board of Directors, and will attempt to attract a qualified financial expert to serve on the committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. The following table contains information relating to the number of reports that were not timely filed during the year ended December 31, 2003 by the officers and directors of the Company.

-----------------------------------------------------------------------------
OFFICER OR DIRECTOR           REPORTS     TRANSACTIONS NOT REPORTED TIMELY
                             NOT FILED
                              TIMELY
---------------------------  ---------  -------------------------------------
---------------------------  ---------  -------------------------------------
Patricia McPeak              Form 3     Initial Ownership
                             Form 4     Grant of Employment Options
                             Form 4     Issuance of Shares in Lieu of Salary
                             Form 5     Annual Reconciliation of Transactions
---------------------------  ---------  -------------------------------------
John Howell                  Form 3     Initial Ownership
                             Form 4     Grant of Employment Options
                             Form 4     Exercise of Employment Options
                             Form 4     Issuance of Shares in Lieu of Salary
                             Form 4     Issuance of Shares in Lieu of Bonus
                             Form 5     Annual Reconciliation of Transactions
---------------------------  ---------  -------------------------------------
Edward Newton                Form 3     Initial Ownership
                             Form 4     Grant of Employment Options
                             Form 4     Exercise of Employment Options
                             Form 4     Issuance of Shares in Lieu of Salary
                             Form 5     Annual Reconciliation of Transactions
-----------------------------------------------------------------------------


CODE OF ETHICS

NutraCea is currently developing an Executive Code of Ethics to be applied to our Chief Executive Officer, Chief Financial Officer, Controller and other members of our management team. The Board of Directors has not completed a review of the best practices relating to the adoption of Codes of Ethics or acted to adopt the Code of Ethics proposed by members of management. When adopted, the code will be available for viewing on our Website, www.nutracea.com. Upon request, a copy of the code of ethics will be provided without charge upon written request to NutraCea, 1261 Hawk's Flight Court, El Dorado Hills, CA 95762.

ITEM 10.     EXECUTIVE COMPENSATION

The following Summary Compensation Table shows the aggregate compensation paid or accrued by the Company during each of the last three fiscal years to or for
(i) any individual that held the office of Chief Executive Officer during the year ended December 31, 2003 and (ii) each of the other four highest compensated executive officers, each of whom received compensation in excess of $100,000 during the year ended December 31, 2003 (the "Named Executive Officers").

                                           SUMMARY COMPENSATION TABLE
                                   FOR YEARS ENDED DECEMBER 31, 2003 AND 2002

                                              ANNUAL COMPENSATION              LONG TERM COMPENSATION
                                   ---------------------------------------  ----------------------------
                                                                                  AWARDS        PAYOUTS
                                                                            ------------------  --------
                                                                OTHER     RESTRICTED SECURITIES               ALL
NAME AND PRINCIPAL                                              ANNUAL      STOCK    UNDERLYING  LTIP        OTHER
POSITION                    YEAR     SALARY        BONUS     COMPENSATION   AWARDS    OPTIONS   PAYOUTS   COMPENSATION
-------------------------  ------  -----------  -----------  -------------  -------  ---------  --------  -------------
Patricia McPeak              2003  $   150,000  $   100,000  $      12,000  $     -          -  $      -  $           -
  Chief Executive Officer    2002  $   150,000  $   100,000  $      12,000  $     -          -  $      -  $           -
                             2001  $   241,667  $     8,333  $      12,000  $     -     28,820  $      -  $           -

John Howell                  2003  $   120,000  $   101,284  $       6,000  $     -  1,000,000  $      -  $           -
  President                  2002  $         -  $         -  $           -  $     -          -  $      -  $           -
                             2001  $         -  $         -  $           -  $     -          -  $      -  $           -

Edward G. Newton             2003  $   100,000  $         -  $           -  $     -     50,000  $      -  $           -
  Vice President and         2002  $   100,000  $         -  $           -  $     -          -  $      -  $           -
  Secretary                  2001  $   100,000  $         -  $           -  $     -    304,124  $      -  $           -


Stock Options and Stock Appreciation Rights

NutraCea adopted the 2003 Stock Compensation Plan (the "Plan") on October 31, 2003. Under the terms of the Plan, NutraCea may grant up to 10,000,000 warrants, options, restricted common or preferred stock, or unrestricted common or preferred stock to officers, directors, employees or consultants providing services to the Company on such terms as are determined by the Board of Directors. The Plan provides that the Board of Directors may also permit officers, directors, employees or consultants to have their bonuses and/or consulting fees payable in warrants, restricted common, unrestricted common and other awards, or any combination thereof. In addition, NutraCea has granted options to certain officers, directors and employees outside of the Plan.

The following table summarizes the options granted by the Company to its Named Executive Officers during the year ended December 31, 2003. None of the options granted to the Named Executive Officers during the year ended December 31, 2003 were granted pursuant to the Plan.

                                                               POTENTIAL REALIZABLE VALUE
                                                                          AT
                                                                ASSUMED ANNUAL RATES OF
                                                                STOCK PRICE APPRECIATION
                                INDIVIDUAL GRANTS                   FOR OPTION TERM
                  ---------------------------------------------  ----------------------

                             % OF TOTAL   EXERCISE
                               OPTIONS      PRICE
                   OPTIONS   GRANTED TO      PER     EXPIRATION
NAME               GRANTED    EMPLOYEES     SHARE       DATE        5%          10%
----------------  ---------  -----------  ---------  ----------  ---------  -----------

Patricia McPeak         -0-           -           -           -         -            -
John Howell       1,000,000          76%  $    .001     4/15/13  $740,333   $1,178,856
Edward G. Newton     50,000           4%  $     .01     6/16/08  $ 57,433   $   72,473

The following table sets forth information regarding the stock options held by the Named Executive Officers as of December 31, 2003.

                 AGGREGATED OPTION EXERCISES IN THE YEAR ENDED DECEMBER 31, 2003
                                   AND FY-END OPTION VALUES

                    SHARES                                           VALUE OF UNEXERCISED IN-
                   ACQUIRED      VALUE      NUMBER OF UNEXERCISED      THE-MONEY OPTIONS AT
NAME              ON EXERCISE  REALIZED      OPTIONS AT 12/31/03             12/31/03
----------------  -----------  ---------  -------------------------  -------------------------
                                          exercisable/unexercisable  exercisable/unexercisable

Patricia McPeak           -0-          -                1,729/1,253                        0/0

John Howell           500,000  $ 454,500                  0/500,000                 0/$454,500
Edward G. Newton       50,000  $  45,000                        0/0                        0/0

COMPENSATION OF DIRECTORS

NutraCea does not presently provide compensation to its directors in such capacity.

EMPLOYMENT AGREEMENTS

Patricia McPeak has an employment contract with NutraStar Technologies Incorporated that was assigned to and assumed by NutraCea (the "McPeak Employment Agreement"). The McPeak Employment Agreement provides for the payment of an annual base salary of $150,000, which will increase to $500,000 when NutraCea achieves $25 million in annual gross sales or its Common Stock is publicly traded and has a sales price of at least $25 per share for 90 consecutive days, and to $1 million when NutraCea achieves $50 million in annual gross sales. Ms. McPeak also will be entitled to quarterly bonuses of $25,000 upon achievement of certain benchmarks that will be set and determined by NutraCea's Board of Directors. The agreement provides that Ms. McPeak will be allowed to participate in NutraCea's stock bonus plans, and that NutraCea will provide Ms. McPeak with medical benefits, additional executive level benefits, and an annual automobile allowance of $12,000. NutraCea may terminate the agreement on 30 days' prior notice, but will remain liable for all base salary, bonus, and benefits obligations throughout the remaining term of the agreement. The McPeak Employment Agreement expires on October 31, 2009.

In April 2003, the Company entered into a three-year employment agreement with John Howell, whereby the Company is to pay the Mr. Howell a base salary of $10,000 per month. The agreement states that the first four months salary will be deferred, except for a 10% percentage bonus to be paid dependent upon certain reductions in monthly operation costs or conversion of debt into equity. The agreement also provides that Mr. Howell is entitled to an annual bonus based upon performance and a monthly car allowance of $500, beginning on the seventh month of employment. In addition, Mr. Howell was issued warrants to purchase 1,000,000 shares of the Company's common stock.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of December 31, 2003 by, (i) each executive officer and director of the Company; (ii) all executive officers and directors of the Company as a group; and (iii) owners of more than 5% of the Company's Common Stock.

     -----------------------------------------------------------------------------
     NAME AND ADDRESS OF                 POSITION      NUMBER OF SHARES   PERCENT
     BENEFICIAL OWNER                                    BENEFICIALLY
     ------------------------------  ----------------  -----------------  --------
     Patricia McPeak                 Chairman and CEO       4,262,777(1)     36.2%
     1261 Hawk's Flight Court
     El Dorado Hills, CA 95762
     ------------------------------  ----------------  -----------------  --------
     John Howell                     President              1,077,911(2)      9.2%
     1261 Hawk's Flight Court
     El Dorado Hills, CA 95762
     ------------------------------  ----------------  -----------------  --------
     Edward Newton                   Vice President,             50,000         *
     1261 Hawk's Flight Court        Secretary
     El Dorado Hills, CA 95762
     ------------------------------  ----------------  -----------------  --------
     Joanna Hoover                   Chief                          -0-         *
     10750 Hammerly                  Financial
     Houston, Texas 77043            Officer
     ------------------------------  ----------------  -----------------  --------
     All officers and directors as                          5,390,688(3)     46.0%
     a group (6 individuals)
     -----------------------------------------------------------------------------

     *Less than 1%
________________________
     (1) Dorothy Hanks, Ms. McPeak's mother, owns 215,600 shares of NutraCea's common stock, of which Ms. McPeak disclaims any beneficial ownership.
     (2) Includes 250,000 shares issuable under options or warrants exercisable within 60 days of December 31, 2003.
     (3) Includes 250,000 shares issuable under options or warrants exercisable within 60 days of December 31, 2003

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DISTRIBUTION AGREEMENT WITH THE RICEX COMPANY

The RiceX Company ("RiceX") is our principal supplier of stabilized rice bran products. Patricia McPeak, Chief Executive Officer, Chairman of the Board of Directors and our principal shareholder, is a co-founder, a principal shareholder, and the former President and a former director of RiceX. Daniel L. McPeak, her husband, is a co-founder, the current Chairman of the Board and Chief Executive Officer, a director, and a principal shareholder of RiceX. During the year ended December 31, 2002, NutraCea purchased $441,739 in products from RiceX, which represented 8% of all sales of rice bran and rice bran products by RiceX. Purchases during the year ended December 31, 2003 totaled $173,647 and represented 5% of total sales by RiceX. All such purchases were either pursuant to the terms of the contract described below or were at standard prices established by RiceX.

On December 12, 2001, NutraStar Technologies Incorporated entered 15-year agreement with RiceX to be the exclusive distributor of rice solubles and rice bran fiber concentrate in the United States and to have the exclusive rights to various patents and trademarks owned by RiceX. The exclusive distribution of rice bran and rice bran products was terminated during fiscal 2003 as a result of the failure of NutraCea to meet certain minimum purchase requirements. However, the provisions relating to the patents and trademarks continue to be in force. Under the terms of this agreement, NutraCea will pay RiceX a royalty equal to 2% of gross receipts received by NutraCea from the sale of products that incorporate any RiceX products, less selling expenses. NutraCea paid RiceX no royalties during the year ended December 31, 2003 and 2002.

LOANS FROM OFFICER AND RELATED PARTIES

At December 31, 2002, the Company owed Ms. Patricia McPeak, Chief Executive Officer of NutraCea, $175,800 on a demand note payable bearing interest at 10%. The Company executed an additional demand note payable in the amount of $20,422, bearing interest at 10%, to the Chief Executive Officer during 2003. Additionally the Chief Executive Office and a related party made short-term advances to the Company amounting to $210,000 during the year. All of this debt was repaid prior to December 31, 2003. Cash payments retired $258,335 of the debt, while $147,887 was retired by conversion to 344,956 shares of common stock.

The Company also executed notes payable in June and September 2003 in the amount of $50,000 and $40,000, respectively, to a greater than 5% shareholder. The notes were convertible at the option of the holder into shares of the Company's common stock at a conversion price of $.20 per share, bearing interest at 10% per annum and due in June and September 2004, respectively. Upon conversion of the notes payable, the holder will be entitled to receive one warrant to purchase common stock for each common share issued. The warrant will have an exercise price of $.20 per share and will expire one year from the date of issuance. In November 2003 the holder exercised the conversion option and 451,517 shares of common stock were issued in full satisfaction of the debt.

There was no outstanding debt due to related parties at December 31, 2003.

LEASE WITH RICEX

NutraCea leases its principal office space from RiceX pursuant to a five-year sublease agreement that expires September 30, 2006. Current monthly lease payments are $5,358. Management believes the terms of this sublease are at least as favorable as terms that could have been obtained from an unaffiliated third party.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit 2(1)       Plan and Agreement of Exchange.
     Exhibit 3.1(2)     Restated Articles of Incorporation filed March 28, 2001.
     Exhibit 3.2(2)     Bylaws
     Exhibit 3.3(5) Restated and Amended Articles of Incorporation dated December 11, 2001.
     Exhibit 3.4(6)     Certificate of Amendment of Restated Articles of
                        Amendment

     Exhibit 10.1(5) Executive Employment Agreement between NutraCea and Patricia McPeak.
     Exhibit 10.2(5)    Executive Employment Agreement for Edward Newton.
     Exhibit 10.3(7)    2003 Stock Compensation Plan
     Exhibit 16.1(3) Letter on change in certifying accountant dated March 13, 2002.
     Exhibit 16.2(4) Updated letter on change in certifying accountant dated March 25, 2002.
     Exhibit 16.3(4) Letter on change in certifying accountant dated March 21, 2002.
     Exhibit 16.4(8) Letter on change in certifying accountant dated October 28, 2003.
     Exhibit 31.1 Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     Exhibit 31.2 Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     Exhibit 32.1 Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________________
(1) Incorporated by reference to exhibits previously filed on Form 8-K filed on November 19, 2001.
(2) Incorporated by reference to exhibits previously filed on Form 10-SB filed on April 19, 2001.
(3) Incorporated by reference to exhibits previously filed on Form 8-K filed on March 14, 2002.
(4) Incorporated by reference to exhibits previously filed on Form 8-K/A filed on March 25, 2001.
(5) Incorporated by reference to exhibits previously filed on Form 10-KSB filed on April 16, 2002.
(6) Incorporated by reference to exhibits previously filed on Form 10-QSB filed on November 18, 2003
(7) Incorporated by reference to exhibits previously filed on Form S-8 filed November 19, 2003.
(8) Incorporated by reference to exhibits previously filed on Form 8-K/A filed on November 7, 2003.



     (b)  Reports on Form 8-K filed during the quarter ended December 31, 2003:

          Form 8-K filed on October 24, 2003 and Form 8-K/A filed on November 7, 2003, reporting under Item 4, the change in our certifying accountant from Singer Lewak Greenbaum & Goldstein LLP to Malone & Bailey, PLLC.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company's independent public accountants for the audit of the Company's financial statements for the fiscal year ended December 31, 2003 and 2002 and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years were $31,554 and $59,077, respectively.

Audit-Related Fees

There were no fees billed for other audit-related services rendered by the Company's independent public accountants for the fiscal years ended December 31, 2003 and 2002.

Tax Fees

The aggregate fees billed for tax services rendered by the Company's independent public accountants for the fiscal years ended December 31, 2003 and 2002 were $5,901 and $5,041, respectively.

All Other Fees

The aggregate of all other fees billed for services rendered by the Company's independent public accounts for the fiscal years ended December 31, 2003 and 2002 amounted to $9,159 and $3,202, respectively. These fees related to the preparation and review of a registration statement and general accounting assistance.

As stated elsewhere in this report, the Company does not have a separate Audit Committee. All of the functions of the Audit Committee are performed by the Board of Directors as a whole, including the review and authorization of all non-audit fees incurred by the Company. All of the non-audit fees incurred by the Company were authorized by the Board of Directors.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NUTRACEA

Date:  May 19, 2004                    By       /s/  Patricia McPeak
                                              ----------------------
                                              Patricia McPeak
                                              Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                     TITLE                       DATE
       ---------                     -----                       ----

/s/ Patricia McPeak
-------------------------
Patricia McPeak            Director, Chairman of the
                           Board and Chief Executive
                           Officer                                  May 19, 2004

/s/John Howell
-------------------------
John Howell                Director and President                   May 19, 2004

/s/Eliot Drell             Director                                 May 19, 2004
-------------------------
Eliot Drell

/s/Ernie Bodai             Director                                 May 19, 2004
-------------------------
Ernie Bodai

/s/ Edward G. Newton
-------------------------
Edward G. Newton           Secretary                                May 19, 2004

/s/ Joanna Hoover
-------------------------
Joanna Hoover              Chief Financial Officer                  May 19, 2004
                           (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit 2(1)     Plan and Agreement of Exchange.
     Exhibit 3.1(2)     Restated Articles of Incorporation filed March 28, 2001.
     Exhibit 3.2(2)     Bylaws
     Exhibit 3.3(5) Restated and Amended Articles of Incorporation dated December 11, 2001.
     Exhibit 3.4(6)     Certificate of Amendment of Restated Articles of
                        Amendment
     Exhibit 10.1(5) Executive Employment Agreement between NutraCea and Patricia McPeak.
     Exhibit 10.2(5)    Executive Employment Agreement for Edward Newton.
     Exhibit 10.3(7)    2003 Stock Compensation Plan
     Exhibit 16.1(3) Letter on change in certifying accountant dated March 13, 2002.
     Exhibit 16.2(4) Updated letter on change in certifying accountant dated March 25, 2002.
     Exhibit 16.3(4) Letter on change in certifying accountant dated March 21, 2002.
     Exhibit 16.4(8) Letter on change in certifying accountant dated October 28, 2003.
     Exhibit 31.1 Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     Exhibit 31.2 Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     Exhibit 32.1 Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________________
(1) Incorporated by reference to exhibits previously filed on Form 8-K filed on November 19, 2001.
(2) Incorporated by reference to exhibits previously filed on Form 10-SB filed on April 19, 2001.
(3) Incorporated by reference to exhibits previously filed on Form 8-K filed on March 14, 2002.
(4) Incorporated by reference to exhibits previously filed on Form 8-K/A filed on March 25, 2001.
(5) Incorporated by reference to exhibits previously filed on Form 10-KSB filed on April 16, 2002.
(6) Incorporated by reference to exhibits previously filed on Form 10-QSB filed on November 18, 2003
(7) Incorporated by reference to exhibits previously filed on Form S-8 filed November 19, 2003.
(8) Incorporated by reference to exhibits previously filed on Form 8-K/A filed on November 7, 2003.