Form 10QSB
period 2004-03-31
NUTRACEA
filed 2004-05-24
CIK 1063537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                       Commission File Number     0-32565
                                                  -------

                                    NUTRACEA
                                    --------
        (Exact name of small business issuer as specified in its charter)



         CALIFORNIA                                      87-0673375
----------------------------------------    ------------------------------------
(State of other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                             Number)


       1261 Hawk's Flight Court                              95762
     El Dorado Hills, California
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)


                  Issuer's telephone number:     (916) 933-7000
                                                 --------------



The number of shares of the issuer's common stock outstanding as of May 21, 2004 was 25,604,270.

Transitional Small Business Disclosure Format (Check One): Yes       No   X
                                                                ---      ---

                                      INDEX


                                                            Page
----------------------------------------------------------

PART I  -   FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . .  2

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATIONS. . . . . . . . . . . . . . . . . . . . 10

  ITEM 3.   CONTROLS AND PROCEDURES                           11

PART II  -  OTHER INFORMATION

  ITEM 2.   CHANGES IN SECURITIES                             12

  ITEM 5.   OTHER INFORMATION                                 12

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                  12

                                    NUTRACEA
                                AND SUBSIDIARIES
                          Consolidated Balance Sheet
                                 March 31, 2004
                                   (Unaudited)

                                     ASSETS


CURRENT ASSETS
  Cash                                                           $  1,937,454
  Accounts receivable-trade                                            16,394
  Inventory, net                                                      179,946
  Prepaid expenses                                                     27,741
                                                                 -------------

      Total current assets                                          2,161,535
EQUIPMENT, net                                                         18,739
PATENTS AND TRADEMARKS, net                                            95,794
GOODWILL                                                              250,001
                                                                 -------------
        TOTAL ASSETS                                             $  2,526,069
                                                                 =============

LIABILITIES AND SHAREHOLDERS' DEFICIT
  Accounts payable                                               $    254,038
  Accrued expenses                                                     49,905
  Due to related parties                                              194,515
  Customer deposits                                                   166,150
  Convertible, manditorily redeemable series A preferred stock, no par value, $1 stated value
      20,000,000 shares authorized
      670,000 shares issued and outstanding                           490,163
                                                                 -------------

    Total current liabilities                                       1,154,771
                                                                 -------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
  Common stock, no par value
    100,000,000 shares authorized
    24,707,613 shares issued and outstanding                       40,565,159
  Deferred compensation                                               (37,921)
  Accumulated deficit                                             (39,155,940)
                                                                 -------------
      Total shareholders' deficit                                   1,371,298
                                                                 -------------
         TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT             $  2,526,069
                                                                 =============

                                            NUTRACEA
                                        AND SUBSIDIARIES
                  Consolidated Statements of Operations and Comprehensive Loss
                                          (unaudited)

                                  For the Three Months Ended
                                            March 31,
                                  --------------------------
                                      2004          2003
                                  -------------  -----------
REVENUES
  Net sales                       $    122,069   $  225,991

COST OF GOODS SOLD                      78,665      127,399
                                  -------------  -----------

GROSS PROFIT                            43,404       98,592
OPERATING EXPENSES                  17,846,459      462,607
                                  -------------  -----------

LOSS FROM OPERATIONS               (17,803,055)    (364,015)
                                  -------------  -----------

OTHER INCOME (EXPENSE)
  Interest income                          938            -
  Interest expense                        (495)     (17,191)
                                  -------------  -----------

    Total other income (expense)           443      (17,191)
                                  -------------  -----------

NET LOSS                           (17,802,612)    (381,206)
CUMULATIVE PREFERRED
  DIVIDEND                               8,373       37,532
                                  -------------  -----------

NET LOSS AVAILABLE TO
  COMMON SHAREHOLDERS             $(17,810,985)  $ (418,738)
                                  =============  ===========

BASIC AND DILUTED LOSS
  AVAILABLE TO COMMON
  SHAREHOLDERS PER SHARE          $      (1.29)  $    (0.17)
                                  =============  ===========

BASIC AND DILUTED WEIGHTED-
  AVERAGE SHARES
  OUTSTANDING                       13,860,551    2,419,085
                                  =============  ===========

                                     NUTRACEA
                                 AND SUBSIDIARIES
                        Consolidated Statements of Cash Flow
                                    (unaudited)


                                                            2004          2003
                                                        -------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $(17,802,612)  $(381,206)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                            5,179      32,297
      Amortization of deferred compensation                   35,681      33,076
      Non-cash issuances of stock options and warrants     7,271,060           -
      Non-cash issuances of stock as compensation          9,561,197           -
      (Increase) decrease in
        Accounts receivable                                   14,059    (115,818)
        Inventory                                           (109,052)     12,424
        Prepaid expenses                                     (12,884)     21,763
        Accounts payable                                       6,796      16,611
        Accrued salaries and benefits                        (22,067)     24,392
        Deferred compensation                                (47,842)    112,884
        Accrued expenses                                      (2,523)      8,800
        Customer deposits                                     64,664       5,796
        Due to related parties                               176,127     (10,694)
                                                        -------------  ----------
          Net cash used in operating activities             (862,217)   (239,675)
                                                        -------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                          (2,237)          -
  Purchase of patents and trademarks                         (42,622)     (2,483)
                                                        -------------  ----------
          Net cash used in investing activities              (44,859)     (2,483)
                                                        -------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable - related parties                    -     240,422
  Payments on notes payable - related parties                      -     (85,000)
  Proceeds from issuance of common stock                           -      90,000
  Proceeds from exercise of stock options                  2,744,507           -
                                                        -------------  ----------
          Net cash provided by financing activities        2,744,507     245,422
                                                        -------------  ----------
            Net increase in cash                           1,837,431       3,264
CASH, BEGINNING OF PERIOD                                    100,023      34,718
                                                        -------------  ----------
CASH, END OF PERIOD                                     $  1,937,454   $  37,982
                                                        =============  ==========

NUTRACEA AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated financial statements of NutraCea have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in NutraCea's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB have been omitted.

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

                                  For the three months
                                     ended March 31,
                                   2004          2003
                               -------------  ----------
Net loss available
  to common shareholders:
  As reported:                 $(17,810,985)  $(418,738)
  Less: compensation expense
    charged to income:                    -           -
  Plus: proforma compensation
    expense:                              -           -
                               -------------  ----------
Proforma net loss available
  to common shareholders:      $(17,810,985)  $(418,738)
                               =============  ==========
Basic loss per common share:
  As reported:                 $      (1.29)  $   (0.17)
  Proforma:                    $      (1.29)  $   (0.17)

NOTE  3  -  COMMITMENTS  AND  CONTINGENCIES

Agreements
----------

For all agreements where stock is awarded as partial or full consideration, the expense is valued at the fair value of the stock. Expense for stock options and warrants issued to consultants is calculated at fair value using the Black-Scholes valuation method.

Effective January 1, 2004, NutraCea amended two executive employment contracts to reflect quarterly bonuses. Under the contract, compensation shall be $45,000 per calendar quarter, with 250,000 shares of common stock to be granted in the event NutraCea achieves gross revenues of $1 million or more for the quarter. In addition, a one-time stock grant of 550,000 shares of common stock will be awarded for the first quarter gross revenues equal or exceed $5 million. This bonus agreement is effective until April 15, 2006, unless extended by the board. NutraCea also agreed to maintain an annual bonus program for members of the senior management group, including the Chief Executive Officer. The Chief Executive Officer shall be eligible to receive an annual bonus under terms otherwise governing the annual bonus program.

Effective January 1, 2004, NutraCea amended the stock options section of an executive employment contract dated April 15, 2003. The amendment changed the vesting conditions on 250,000 shares of common stock to "upon the completion of the twelfth month of employment " instead of "upon the Company achieving two successful calendar quarters of net profits from operations of the business of the Company before interest, taxes, depreciation and amortization as conclusively determined by the independent certified public accountant for the Company".

On January 12, 2004, NutraCea entered into a one-year consulting agreement with a sales and marketing company. Under the terms of the agreement, compensation shall be warrants to purchase 4,000,000 shares of common stock as follows:
300,000 shares at $.50 per share on or before January 12, 2004; 400,000 shares at $.50 per share on or before February 17, 2004; and 3,300,000 shares at $.50 per share on or before April 19, 2004. Non-cash compensation expense of $3,911,886 was recorded relating to this agreement. All of the warrants had been exercised at March 31, 2004.

On January 28, NutraCea entered into a one-year consulting agreement with a sales and marketing company. Under the terms of the agreement, compensation shall be warrants to purchase 90,000 shares of common stock at an exercise price of $.01 per share. Non-cash compensation expense of $137,158 was recorded relating to this agreement. As of March 31, 2004, these warrants had been exercised.

On February 2, 2004, NutraCea entered into a six -month consulting agreement with a communications company. Under the terms of the agreement, compensation shall be $2,500 per month, plus shares of common stock valued at $6,000 issued at signing of contract. Either party may terminate the agreement with sixty days written notice. At March 31, 2004, the shares had been issued in full.

On February 23, 2004, NutraCea entered into a one-year consulting agreement with a marketing company. Under the terms of the agreement, compensation shall be monthly issuance of shares of common stock valued at $7,500 per month. In addition, the consultant is entitled to a 3% commission on equity or debt financing introduced to NutraCea.

On March 1, 2004, NutraCea entered into a 90-day consulting agreement with a financial relations company. Compensation shall be the issuance of 100,000 shares of common stock per month. As of March 31, 2004, 100,000 shares valued at $142,000 had been issued to the consultant.

On March 1, 2004, NutraCea entered into a one-year consulting agreement with a sales and marketing company. Compensation shall be the issuance of 25,000 shares of common stock. At March 31, 2004, these shares had been issued. Non-cash compensation expense of $35,500 was recorded relating to this agreement.

On March 9, 2004, NutraCea entered into a one-year consulting agreement with a communications company. Under the terms of the agreement, compensation shall be issuance shares of common stock valued at $36,000. At March 31, 2004, these shares have been issued in full.

On March 15, 2004, NutraCea entered into a six-month consulting agreement with a sales and marketing company. Under the terms of the agreement, compensation shall be warrants to purchase 400,000 shares of common stock, at an exercise price of $.001 and warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $1.20, to be exercised within three years. At March 31, 2004, the 400,000 warrants exercisable at $.001 had been exercised. Non-cash compensation expense of $2,149,598 was recorded relating to this agreement.

On March 19, 2004, NutraCea approved granting a one-time cash bonus of 2/3 of normal salary to the CEO and President. The bonus amount for both executives is $180,000, payable April 1, 2004.

On March 25, 2004, NutraCea entered into two, two-year consulting agreements with two medical advisors. Under the terms of the agreement, compensation shall be 100,000 shares of common stock each, payable in advance, and options to purchase 100,000 shares of common stock at a price of $.50 per share for the second year of service. The 200,000 shares of common stock are valued at $286,000 and the options are valued at $107,684. Expense for these amounts was recorded in April 2004 when the shares and options were issued.

On March 25, 2004, NutraCea entered into a three-year consulting agreement with a development and marketing company. Under the terms of the agreement, compensation shall be $1 per unit (a minimum 30-day supply of NutraCea product) for up to a total accumulated payment of $750,000, and $.50 per unit thereafter, payable quarterly within 45 days after the end of the quarter. In addition, NutraCea will issue 100,000 shares of common stock for each probiotic formulation NutraCea markets, and options to purchase 300,000 shares of common stock at an exercise price of $1 per share with 100,000 options to be vested immediately and 50,000 shares per year thereafter. The vested options are valued at $102,782.

NOTE  4  -  COMMON  STOCK

Common  Stock
-------------

All stock issued is valued at the fair value of the stock.

On March 25, 2004, NutraCea established the NutraCea Patent Incentive Plan, which grants 15,000 shares of common stock to each named inventor on each granted patent which is assigned to NutraCea.

During the quarter ended March 31, 2004, NutraCea issued 544,965 shares of common stock to consultants for services rendered valued at $723,381.

During the quarter ended March 31, 2004, NutraCea issued 168,095 shares of common stock to vendors in payment of accounts payable totaling $57,111.

During the quarter ended March 31, 2004, NutraCea issued 6,490,711 shares of common stock pursuant to the exercise of stock options and warrants for cash totaling $2,744,507.

During the quarter ended March 31, 2004, NutraCea issued 280,000 shares of common stock to two consultants in settlement of contractual agreements valued at $477,816.

During the quarter ended March 31, 2004, NutraCea issued 5,500,000 shares of common stock, valued at $8,360,000, to NutraCea's Chief Executive Officer in exchange for execution of a non-compete agreement and transfer to NutraCea of all intellectual property owned by the Chief Executive Officer.

Stock  Options  &  Warrants
---------------------------

Expense for stock options and warrants issued to consultants is calculated at fair value using the Black-Scholes valuation method.

During the quarter ended March 31, 2004, NutraCea issued 6,547,263 warrants with exercise prices between $.001 and $5.00 per share to consultants. The warrants expire at varying times between six months and five years. A total of $7,271,060 in non-cash compensation expense was recorded relating to the issue of these warrants.

NOTE 5 - BUSINESS SEGMENTS

For internal reporting purposes, management segregates NutraCea into operating segments as follows for the three months ended March 31, 2004 and 2003:

THREE MONTHS ENDED                   (LOSS) FROM     INTEREST       TOTAL    DEPRECIATION/
MARCH 31, 2004                        NET SALES     OPERATIONS     EXPENSE       ASSETS      AMORTIZATION
-----------------------------------  ------------  -------------  ---------  --------------  -------------
NutraStar Technologies Incorporated  $    121,963  $   (194,514)  $   (495)  $    2,396,525  $       5,178
NutraGlo Incorporated                         106       (25,740)         -          139,544              -
Unallocated corporate overhead                  -   (17,582,801)         -                -              -
                                     ------------  -------------  ---------  --------------  -------------
Total, NutraCea                      $    122,069  $(17,803,055)  $   (495)  $    2,536,069  $       5,178
                                     ============  =============  =========  ==============  =============

THREE MONTHS ENDED                    (LOSS) FROM  INTEREST       TOTAL      DEPRECIATION/
MARCH 31, 2003                       NET SALES     OPERATIONS     EXPENSE    ASSETS          AMORTIZATION
-----------------------------------  ------------  -------------  ---------  --------------  -------------
NutraStar Technologies Incorporated  $     13,304  $     10,582   $ 17,191   $      453,179  $      32,297
NutraGlo Incorporated                     212,687        52,002          -          168,229              -
Unallocated corporate overhead                  -      (426,599)         -                -              -
                                     ------------  -------------  ---------  --------------  -------------
Total, NutraCea                      $    225,991  $   (364,015)  $ 17,191   $      621,408  $      32,297
                                     ============  =============  =========  ==============  =============

NOTE 6 - SUBSEQUENT EVENTS

Agreements
----------

For all agreements where stock is awarded as partial or full consideration, the expense is valued at the fair value of the stock. Expense for stock options and warrants issued to consultants is calculated at fair value using the Black-Scholes valuation method.

On April 2, 2004, NutraCea entered into a 180-day consulting agreement with a marketing and investor relations company. The term can be extended another 180 days by mutual agreement. Under the terms of the agreement, compensation shall be 400,000 shares of common stock, and $4,000 cash per month. Compensation shall also include an 8% cash commission on equity or debt financing introduced to NutraCea, as well as a warrant, exercisable within 3 years, for common shares to equal 10% of the gross financing proceeds. The warrant is to be priced at 110% of the closing bid price for the preceding 30 business days of the day of closing, such warrant or shares to be issued at closing.

On April 29, 2004, NutraCea entered into a one-year consulting agreement (with options to extend for four successive terms of one year each) with two retired employees of NutraCea. Under the terms of the agreements, annual compensation of $75,000 and $80,000 each is payable on a monthly basis. In addition, each of the consultants received warrants to purchase 50,000 shares of common stock at $.20 a share. The 100,000 warrants are valued at $91,370 and expire in 5 years. Either party can cancel this agreement with 30-day written notice.

Common and Preferred Stock
--------------------------

All stock issued is valued at the fair value of the stock.

On April 1, 2004, NutraCea repurchased 344,956 shares of common stock valued at $230,000 from the Chief Executive Officer of NutraCea pursuant to a repurchase agreement of that date.

Subsequent to March 31, 2004, NutraCea issued 661,637 shares of common stock to consultants for services rendered valued at $906,650.

Subsequent to March 31, 2004, NutraCea issued 531 shares of common stock to a vendor in payment of accounts payable in the amount of $833.

Subsequent to March 31, 2004, NutraCea issued 309,445 shares of common stock pursuant to the exercise of stock options and warrants for cash totaling $10,344.

On May 14, 2004, NutraCea converted 270,000 shares of preferred stock to 270,000 shares of common stock pursuant to the Mandatory Conversion paragraph of the Private Placement Memorandum dated November 9, 2001.

Stock Options & Warrants
------------------------

Expense for stock options and warrants issued to consultants is calculated at fair value using the Black-Scholes valuation method.

Subsequent to March 31, 2004 NutraCea issued 401,230 warrants with exercise prices between $.001 and $5.00 to consultants. The warrants expire at varying times between four and five years. A total of $443,698 in non-cash compensation expense was recorded relating to the issue of these warrants.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking" statements about future financial results, future business changes and other events that have not yet occurred. For example, statements like NutraCea "expects," "anticipates" or "believes" are forward-looking statements. Investors should be aware that actual results may differ materially from NutraCea's expressed expectations because of risks and uncertainties about the future. NutraCea does not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of NutraCea's business are discussed throughout this Form 10-QSB and should be considered carefully.

RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2004 versus 2003
---------------------------------------------------

Revenues of NutraCea decreased by $103,922, to $122,069 for the quarter ended March 31, 2004 from $225,991 for the quarter ended March 31, 2003. In March 2003 the NutraGlo subsidiary recorded a sale of approximately $203,600; the corresponding sale in 2004 in the amount of $199,300 was not recorded until April 2004. Consumer and industrial sales increased by approximately $90,000 in the first quarter of 2004 compared to the first quarter of 2003, while commission income and reimbursed shipping charges increased by approximately $9,800.

Cost of goods sold decreased by $48,734, to $78,665 for the quarter ended March 31, 2004 from $127,399 for the quarter ended March 31, 2003. The decrease relates directly to the decrease in sales.

Operating expenses increased by $17,383,852, to $17,846,459 for the quarter ended March 31, 2004 from $462,607 for the quarter ended March 31, 2003. Most of the increase is due to increased non-cash stock and option awards in the amount of $16,963,184. We are continuing in 2004 to conserve our positive cash position by issuing options and stock for services whenever possible. Other increases include commissions and finders fees in the amount of $170,438, professional fees of $54,830, and promotional and marketing expense of $45,210. In addition, salaries and wages increased by approximately $150,000 due to one-time cash bonuses to the CEO and President.

Interest expense decreased by $16,696, to $495 for the quarter ended March 31, 2004 from $17,191 for the quarter ended March 31, 2003. The decrease is due to interest expense on notes that were paid off in 2003.

LIQUIDITY AND SOURCES OF CAPITAL

NutraCea has incurred significant operating losses since its inception, and, as of March 31, 2004 NutraCea had an accumulated deficit of $39,155,940. However, at March 31, 2004, NutraCea had cash and cash equivalents of $1,937,454 and working capital of $1,006,764.

To date, NutraCea has funded its operations, in addition to sales revenues, through a combination of short-term debt and the issuance of common and preferred stock. During the three months ended March 31, 2004, NutraCea raised a total of $2,744,507 from the exercise of options and warrants to purchase 6,490,711 shares of common stock. NutraCea continues to pursue cost cutting or expense deferral strategies in order to conserve working capital.

Based on management's financial projections, NutraCea has enough cash reserves to finance our business plan through fiscal year 2004. Alternatively, NutraCea may seek interim financing in the form of bank loans, private placement of debt or equity securities, or some combination thereof. Such interim financing may not be available in the amounts or at the times when NutraCea requires, and will likely not be on terms favorable to NutraCea.

ITEM 3.  CONTROLS AND PROCEDURES

NutraCea has adopted and implemented internal disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Under the supervision and with the participation of NutraCea's management, including NutraCea's President and Chief Executive Officer and NutraCea's Controller and Principal Financial Officer, NutraCea has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the fiscal quarter covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Controller and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in NutraCea's internal controls or in other factors during or since the end of the fiscal quarter covered by this report that have had a material effect or are reasonably likely to have a material effect on internal controls subsequent to the end of the fiscal quarter covered by this report.

                           PART II - OTHER INFORMATION


ITEM  2.  CHANGES  IN  SECURITIES

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER

During the quarter ended March 31, 2004, NutraCea issued 366,221 shares of common stock to consultants for services rendered valued at $466,881.

During the quarter ended March 31, 2004, NutraCea issued 168,095 shares of common stock to vendors in payment of accounts payable totaling $57,111.

During the quarter ended March 31, 2004, NutraCea issued 520,711 shares of common stock pursuant to the exercise of stock options and warrants for cash totaling $201,707.

During the quarter ended March 31, 2004, NutraCea issued 280,000 shares of common stock to two consultants in settlement of contractual agreements valued at $477,816.

During the quarter ended March 31, 2004, NutraCea issued 5,500,000 shares of common stock, valued at $8,360,000, to NutraCea's Chief Executive Officer in exchange for execution of a non-compete agreement and transfer to NutraCea of all intellectual property owned by the Chief Executive Officer.

All of the above issuances were made without any public solicitation, to a limited number of investors or related individuals or entities and were acquired for investment purposes only. Each of the individuals or entities had access to information about NutraCea and were deemed capable of protecting their own interests. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933. These are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and bear a legend stating the restrictions on resale.

ITEM 5.  OTHER INFORMATION

On February 23 and March 19, 2004, respectively, Eliot Drell, MD and Ernie Bodai, MD were appointed to serve on the Board of Directors until the next annual meeting and election.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  The following documents are filed as exhibits to this report:

          31.1 Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          31.2 Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          32.1 Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports  on  Form  8-K:  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NUTRACEA

Dated:  May 24,2004           /s/Patricia McPeak
                              ------------------
                              Patricia McPeak
                              Chief Executive Officer






Dated:  May 24,2004           /s/ Joanna Hoover
                              -----------------
                              Joanna Hoover,
                              Chief Financial Officer
                              (Principal Accounting Officer)