Form 10KSB/A
period 2002-12-31
NUTRACEA
filed 2004-07-21
CIK 1063537

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ============================

                                  FORM 10-KSB/A
                                 Amendment No. 1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          ============================

            For the Fiscal Year Ended          Commission File Number
               December 31, 2002                      0-32565

                                    NUTRACEA
                 (Name of Small Business Issuer in Its Charter)

                  California                                     87-0673375
       (State or Other Jurisdiction of                          IRS Employer
        Incorporation or Organization)                       Identification No.)

         1261 Hawk's Flight Court
         El Dorado Hills, CA 95762                                   95762
(Address of Principal Executive Offices)                           (Zip Code)

                                 (916) 933-7000
                (Issuer's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class             Name of Each Exchange on Which Registered
-------------------             -----------------------------------------
       None                                        None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $1,536,153.

     As of June 30, 2004, 2004, the aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price on such date was approximately $16,665,348.

                    ISSUER INVOLVED IN BANKRUPTCY PROCEEDING
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of June 30, 2004, the registrant had outstanding 26,101,048 shares of common stock.

     Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

================================================================================

                                EXPLANATORY NOTE

     This Amended Annual Report on Form 10-KSB/A is filed for the purpose of amending and replacing the Financial Statements and Management's Discussion and Analysis and Plan of Operations filed on March report is filed with the Securities Exchange Commission on April 15, 2003. Pursuant to Rule 12b-15 only the following items in Form 10-KSB have been included in this amendment:

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN  OF  OPERATIONS.

ITEM  7.  FINANCIAL  STATEMENTS.

ITEM  8A.  CONTROLS  AND  PROCEDURES.

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

Cost of goods sold for fiscal year 2002 decreased by 15% to $800,255 compared to costs of goods sold of $945,633 in fiscal year 2001. This decrease reflects lower product sales and increasing the standard product canister size from 360 grams to 600 grams. Gross profits decreased from $664,589 in fiscal year 2001 to $486,184 in fiscal year 2002. This 27% decline in gross profits was primarily due to the 20% decrease in total revenues realized in fiscal year 2002. Operating expenses of $3,592,337 reflect a 7% increase from $3,356,904 of operating expenses incurred in fiscal year 2001. Operating expenses for fiscal year 2002 include legal and accounting costs of approximately $63,400 incurred in the preparation of the Company's SB-2 registration statement which was filed with the SEC in June 2002, and $403,906 in non-cash consulting fees.

The Company's operating loss increased to $3,106,153 during fiscal year 2002 compared to an operating loss of $2,692,315 during the previous fiscal year. This increase in operating loss reflects the 20% decrease in total revenues during fiscal year 2002 which was offset to some extent by a decrease in costs of goods sold. The net loss for fiscal year 2002 declined $567,031 to $3,204,443 compared to a net loss of $3,771,474 for fiscal year 2001. The decrease in net loss for 2002 was due primarily to the significant reduction in interest expense which fell from $1,080,602 in fiscal year 2001 to $98,927 in fiscal year 2002, offset by $403,906 in 2002 non-cash expense. The decrease in interest expense reflects the reduction of debt resulting primarily from exchanging $1,590,000 of debt for equity during fiscal year 2002.

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

During fiscal year 2002, NutraStar raised an aggregate of $234,800 through the issuance of short-term promissory notes. These notes bear interest of 10% per annum. At December 31, 2002, certain of these notes were delinquent. Subsequent to year end, all of those notes were modified to be due on demand. In addition to the above, NutraStar entered into two secured promissory note agreements. Both notes were in the principal amount of $50,000 and collateralized by shares of the Company's stock. One of the notes was repaid during the year 2002. The other note bears interest of 2% per month and is secured by 634,121 shares of the Company's Series A preferred stock.

During fiscal year 2002, NutraStar's CEO gave personal NutraStar common stock to an investment banker for the benefit of the Company, as compensation to the consultant. No services were performed by this consultant, and the consultant acknowledged that the stock should be returned to the Company. As the investment capital company is currently involved in litigation with their stock broker, it is uncertain when these shares will be returned to the Company. As of December 31, 2002, the Company recorded $75,400 in non-cash consulting expense related to this transaction.

LIQUIDITY AND CAPITAL RESOURCES

NutraStar has incurred significant operating losses for its last three fiscal years and, as of December 31, 2002, NutraStar had an accumulated deficit of $8,682,746. At December 31, 2002, the Company had cash and cash equivalents of $34,718 and a net working capital deficit of $1,386,173.

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

DEPENDENCE ON KEY SUPPLIER

NutraStar has entered into an agreement with The RiceX Company, whereby RiceX will sell NutraStar its rice bran derivatives at prices equal to the lower of RiceX's standard price or the price negotiated by other customers for like quantities and products. The agreement also provided that RiceX would not sell any rice bran derivatives products in the United States except to NutraStar. This latter part of the agreement was terminated on July 9, 2002. To purchase products from RiceX, NutraStar is required to pay for all purchase orders on a COD basis.

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

Revenue  recognition
--------------------

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

                        ITEM 7.     FINANCIAL STATEMENTS

                                                                           Page

INDEPENDENT  AUDITOR'S  REPORT. . . . . . . . . . . . . . . . . . . . . . . . 9

CONSOLIDATED  FINANCIAL  STATEMENTS

     Consolidated  Balance  Sheet. . . . . . . . . . . . . . . . . . . . . . 10

     Consolidated  Statements  of  Operations. . . . . . . . . . . . . . . . 12

     Consolidated  Statements  of  Shareholders'  Deficit. . . . . . . . . . 13

     Consolidated  Statements  of  Cash  Flows. . . . . . . . . . . . . . . .16

     Notes  to  Consolidated  Financial  Statements. . . . . . . . . . . . . 20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

NutraStar Incorporated and subsidiaries

We have audited the accompanying consolidated balance sheet of NutraStar Incorporated and subsidiaries as of December 31, 2002, as restated, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the two years in the period ended December 31, 2002, as restated. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, as restated, present fairly, in all material respects, the financial position of NutraStar Incorporated and subsidiaries as of December 31, 2002, as restated, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, as restated, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, during the year ended December 31, 2002, as restated, the Company incurred a net loss of $3,204,443, as restated, and had negative cash flows from operations of $871,266, as restated. In addition, the Company had an accumulated deficit of $8,682,746 at December 31, 2002, as restated. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements, as restated, do not include any adjustments that might result from the outcome of this uncertainty. As discussed in Note 2 to the consolidation financial statements, the December 31, 2002 consolidated financial statements have been restated to correct a reporting error.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 29, 2003

                      NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                CONSOLIDATED   BALANCE  SHEET
                                  December 31,2002 (restated)

=============================================================
                            ASSETS
CURRENT ASSETS
  Cash                                               $ 34,718
  Accounts receivable                                   7,273
  Inventory                                            42,695
  Prepaid expenses                                     27,180
                                                     --------
      Total current assets                            111,866

PROPERTY AND EQUIPMENT, net                           155,712
PATENTS AND TRADEMARKS, net                            48,748
GOODWILL                                              250,001
                                                     --------

        TOTAL ASSETS                                 $566,327
                                                     ========


                                       10
        The accompanying notes are an integral part of these financials

                           NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                     CONSOLIDATED   BALANCE  SHEET
                                       December 31,2002 (restated)
==================================================================

              LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                    $   707,331
  Accrued salaries and benefits                            51,192
  Deferred compensation                                   325,962
  Accrued expenses                                         81,455
  Customer deposits                                        44,316
  Due to officer                                           16,457
  Due to related party                                     40,526
  Notes payable - related party                           180,800
  Note payable                                             50,000
                                                      ------------
    Total current liabilities                           1,498,039
PUT OPTION                                                130,000
                                                      ------------
      Total liabilities                                 1,628,039
                                                      ------------

COMMITMENTS AND CONTINGENCIES

CONVERTIBLE, REDEEMABLE SERIES A PREFERRED STOCK,
  no par value, $1 stated value
    3,000,000 shares authorized
    2,144,707 shares issued and outstanding             2,060,931
                                                      ------------

SHAREHOLDERS' DEFICIT
  Common stock, no par value
    50,000,000 shares authorized
    23,758,071 shares issued and outstanding            5,861,702
  Committed common stock                                  571,674
  Deferred compensation                                  (873,273)
  Accumulated deficit                                  (8,682,746)
                                                      ------------
      Total shareholders' deficit                      (3,122,643)
                                                      ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT  $   566,327
                                                      ============


                                        11
   The accompanying notes are an integral part of these financials

                                     NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                               CONSOLIDATED   BALANCE  SHEET
                                                 December 31,2002 (restated)
============================================================================

                                                      2002          2001
                                                  ------------  ------------
                                                   (restated)    (restated)
REVENUES
  Net sales                                       $ 1,286,439   $ 1,292,554
  Commission revenue                                        -       317,668
                                                  ------------  ------------

    Total revenues                                  1,286,439     1,610,222

COST OF GOODS SOLD                                    800,255       945,633
                                                  ------------  ------------

GROSS PROFIT                                          486,184       664,589

OPERATING EXPENSES                                  3,592,337     3,356,904
                                                  ------------  ------------

LOSS FROM OPERATIONS                               (3,106,153)   (2,692,315)
                                                  ------------  ------------

OTHER INCOME (EXPENSE)
  Interest income                                         637         1,443
  Interest expense                                    (98,927)   (1,080,602)
                                                  ------------  ------------

    Total other income (expense)                      (98,290)   (1,079,159)
                                                  ------------  ------------

NET LOSS                                           (3,204,443)   (3,771,474)

CUMULATIVE PREFERRED DIVIDENDS                        150,129             -
                                                  ------------  ------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS      $(3,354,572)  $(3,771,474)
                                                  ============  ============

BASIC AND DILUTED LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS PER COMMON SHARE                   $     (0.15)  $     (0.20)
                                                  ============  ============

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
  USED TO COMPUTE BASIC AND DILUTED LOSS
  ATTRIBUTABLE TO COMMON SHAREHOLDERS PER SHARE    22,070,881    18,686,078
                                                  ============  ============


                                        12
         The accompanying notes are an integral part of these financials

                                                                                           NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                                                                     CONSOLIDATED   BALANCE  SHEET
                                                                                                       December 31,2002 (restated)
==================================================================================================================================


                              Convertible, Redeemable
                             Series A Preferred Stock        Common Stock        Committed   Deferred
                             -------------------------  ------------------------  Common      Compen-   Accumulated
                               Shares        Amount       Shares       Amount      Stock      sation      Deficit        Total
                             -----------  ------------  -----------  -----------  --------  ----------  ------------  ------------
BALANCE, DECEMBER
  31, 2000                            -   $         -   15,943,906   $  382,877   $      -  $       -   $(1,556,700)  $(1,173,823)
PREFERRED STOCK ISSUED
  for settlement of
    litigation for payment      100,000       100,000
    for accounts payable
  for conversion of notes       130,000       130,000
    payable and accrued
    interest                  1,775,707     1,671,802
  for services rendered          13,000        13,000
  for deposits payable           56,000        56,000
  as interest expense            10,000        10,000
COMMON STOCK ISSUED
  for cash                                                  28,546       20,000                                            20,000
  for acquisition of
    registered trademark                                    21,409       21,409                                            21,409
  to extend note payable                                   356,824      356,824                                           356,824
  for services rendered                                    249,314      249,314                                           249,314
  for acquisition of
  NutraGlo                                                 250,001      250,001                                           250,001
  for settlement
  of litigation                                            150,000      150,000                                           150,000
  for cash in conjunction with
  acquisition by Alliance                                4,649,520    1,000,000                                         1,000,000
COMMITTED STOCK FOR
  CONVERSION OF NOTES
  PAYABLE                                                                          399,174                                399,174
STOCK OPTIONS ISSUED
  for compensation                                               -      647,429              (449,515)                    197,914
  for services rendered                                          -    1,273,861              (476,360)                    797,501
  for settlement of
  litigation                                                     -      107,047                                           107,047


                                        13
                 The accompanying notes are an integral part of these financials

                                                                                           NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                                                                     CONSOLIDATED   BALANCE  SHEET
                                                                                                       December 31,2002 (restated)
==================================================================================================================================

WARRANTS ISSUED WITH
  CONVERTIBLE DEBT                                               -      114,083                                           114,083
PUT OPTION                            -      (130,000)
NET LOSS                                                                                                 (3,771,474)   (3,771,474)
                             -----------  ------------  -----------  -----------  --------  ----------  ------------  ------------

BALANCE, DECEMBER
  31, 2001 (RESTATED)         2,084,707     1,850,802   21,649,520    4,572,845    399,174   (925,875)   (5,328,174)   (1,282,030)
PREFERRED STOCK ISSUED
  for expense
  reimbursement                  60,000        60,000
PREFERRED STOCK DIVIDEND              -       150,129                                                      (150,129)    (150,129)
COMMON STOCK ISSUED
  for cash                                               1,908,551      395,000                                           395,000
  for services rendered                                    200,000       90,000                                            90,000
ISSUANCE COSTS                                                   -      (39,499)                                          (39,499)
COMMITTED STOCK FOR
  SERVICES RENDERED                                                                172,500                                172,500
STOCK OPTIONS ISSUED
  for compensation                                 -       193,750                           (145,312)                     48,438
  for services rendered                            -       173,250                                                        173,250
  as interest expense                              -         5,600                                                          5,600
WARRANTS ISSUED FOR
  SERVICES RENDERED                                -           850                                                            850
BENEFICIAL CONVERSION
  FEATURE FOR THE ISSUANCE
  OF CONVERTIBLE DEBT                              -        66,000                                                         66,000


                                        14
                 The accompanying notes are an integral part of these financials

                                                                                           NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                                                                                     CONSOLIDATED   BALANCE  SHEET
                                                                                                       December 31,2002 (restated)
==================================================================================================================================

COMMON STOCK ISSUED
  FOR CONSULTING FEES                                                   403,906                                           403,906
AMORTIZATION OF DEFERRED
  COMPENSATION                                                                                197,914                     197,914
NET LOSS                                                                                                 (3,204,443)   (3,204,443)
                             -----------  ------------  -----------  -----------  --------  ----------  ------------  ------------

BALANCE, DECEMBER
  31, 2002 (RESTATED)         2,144,707   $ 2,060,931   23,758,071   $5,861,702   $571,674  $(873,273)  $(8,682,746)  $(3,122,643)
                             ===========  ============  ===========  ===========  ========  ==========  ============  ============


                                        15
                 The accompanying notes are an integral part of these financials

                                     NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                               CONSOLIDATED   BALANCE  SHEET
                                                 December 31,2002 (restated)
============================================================================

                                                      2002        2001
                                                 ------------  ------------
                                                   (restated)   (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $(3,204,443)  $(3,771,474)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                  126,460        94,397
      Loss reserve for patents and trademarks         75,359             -
      Non-cash issuances of preferred stock           60,000       468,511
      Non-cash issuances of common stock              90,000       756,138
      Non-cash issuances of committed stock          172,500       130,487
      Non-cash issuances of stock options            425,202     1,102,462
      Non-cash issuances of warrants                     850        10,178
      Non-cash payment of consulting fees            403,906             -
      Beneficial conversion feature                   66,000             -
      (Increase) decrease in
        Accounts receivable                           (5,680)      114,043
        Inventory                                     51,191       421,886
        Prepaid expenses                             (18,392)        6,597
        Deposits                                     181,071       (80,546)
      Increase (decrease) in
        Accounts payable                             325,214      (333,773)
        Accrued salaries and benefits                 (9,822)       36,079
        Deferred compensation                        325,962             -
        Accrued expenses                              24,475       157,670
        Customer deposits                             44,316             -
        Due to officer                                (5,435)       32,029
                                                 ------------  ------------

          Net cash used in operating activities     (871,266)     (855,316)
                                                 ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                 (61,150)     (234,348)
  Purchase of patents and trademarks                 (24,669)      (30,199)
                                                 ------------  ------------

          Net cash used in investing activities      (85,819)     (264,547)
                                                 ------------  ------------


                                        16
         The accompanying notes are an integral part of these financials

                                     NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                               CONSOLIDATED   BALANCE  SHEET
                                                 December 31,2002 (restated)
============================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible notes payable                    -    1,230,000
  Principal payments on convertible notes payable            -     (490,000)
  Proceeds from notes payable                          334,800            -
  Principal payments on notes payable                 (104,000)           -
  Refunds from deposits payable                              -     (240,500)
  Proceeds from the issuance of common stock, net      355,501    1,020,000
                                                     ----------  -----------

          Net cash provided by financing activities    586,301    1,519,500
                                                     ----------  -----------

            Net increase (decrease) in cash           (370,784)     399,637

CASH, BEGINNING OF YEAR                                405,502        5,865
                                                     ----------  -----------

CASH, END OF YEAR                                    $  34,718   $  405,502
                                                     ==========  ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  INTEREST PAID                                      $       -   $        -
                                                     ==========  ===========

  INCOME TAXES PAID                                  $       -   $        -
                                                     ==========  ===========


                                        17
         The accompanying notes are an integral part of these financials

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 FOR THE YEARS ENDED DECEMBER 31
================================================================================
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the year ended December 31, 2002, the Company

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

-    recorded 7% cumulative preferred stock dividends totaling $150,129

During the year ended December 31, 2001, the Company

- converted notes with a principal balance of $1,340,000 and accrued interest of $90,196 into 1,430,196 shares of the Company's Series A preferred stock. Related to these conversions, the Company issued an additional 345,511 shares of Series A preferred stock to certain of the note holders and recorded related interest charges of $345,511. The remaining notes with a principal balance of $250,000 and accrued interest of $18,687 had been converted into committed common stock. Related to the conversion, the Company recorded interest charges of $130,487 for additional shares that will be issued.

- issued 100,000 shares of Series A preferred stock as a settlement of certain litigation. Related to this transaction, the Company recorded expenses totaling $100,000



                                       18
     The accompanying notes are an integral part of these financials

                                         NUTRASTAR INCORPORATED AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 FOR THE YEARS ENDED DECEMBER 31
================================================================================
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)

- issued 130,000 shares of Series A preferred stock to a related party as payment of accounts payable totaling $130,000 and subsequently executed a put/call option with the related party (see Note 11).

- issued 13,000 shares of Series A preferred stock for services rendered valued at $13,000.

- issued 56,000 shares of Series A preferred stock for deposits payable totaling $56,000. In relation to one of these transactions, the Company issued 10,000 shares of preferred stock as interest expense totaling $10,000.

- issued 21,409 shares of common stock to acquire a registered trademark valued at $21,409.

- issued 356,824 shares of common stock to extend the term of a note payable and recorded interest expense totaling $356,824.

- issued 249,314 shares of common stock for services rendered valued at $249,314.

- issued 250,001 shares of common stock in exchange for the remaining 20% of the common stock of NutraGlo owned by a third party.

- issued 150,000 shares of common stock as a settlement for the cancellation of a consulting agreement and recorded consulting expense totaling $150,000.

- recorded committed common stock of $399,174 for the conversion of a note payable and accrued interest.

- issued options to purchase 935,564 shares of common stock to employees of the Company. In relation to these issuances, the Company recorded compensation expense totaling $197,914 and deferred compensation expense totaling $449,515.

- issued options to purchase 1,498,660 shares of common stock. In relation to these issuances, the Company recorded consulting expense totaling $797,501 and deferred compensation expense totaling $476,360.

- issued options to purchase 142,730 shares of common stock in settlement of certain disputes. In relation to these issuances, the Company recorded settlement expenses totaling $107,047.


                                       19
        The accompanying notes are an integral part of these financials

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

     Lines  of  Business
     -------------------
     The Company has four primary divisions through which it sells its products:
     (1) TheraFoods(R), which distributes consumer products including RiSolubles(R), RiceMucil(R), NutraFlex(TM), and StaBran(R), (2) NutraCea(R), which was created to compliment medical food products, (3) NutraBeauticals(R), which provides natural products to improve skin health, and (4) NutraGlo(R), which developed a derivative of the NutraFlex(TM) product for horses.

     For internal reporting purposes, management segregates the Company into two segments: (1) NutraStar, including the transactions of TheraFoods(R), NutraCea(R), and NutraBeauticals(R), and (2) NutraGlo.

NOTE  2  -  RESTATEMENT

     DECEMBER  31,  2001
     -------------------
     During the year ended December 31, 2001, the Company issued 130,000 shares of Series A preferred stock to a related party as payment of accounts payable totaling $130,000. Related to these issuances, on January 15, 2002, these holders executed a put/call agreement with the Company (see Note 11). The Company previously had not recorded the put option on its financial statements. The Company has also reclassified its convertible Series A preferred stock to convertible, redeemable Series A preferred stock to conform with the accounting requirements of the United States Securities and Exchange Commission.

     This restatement does not have any effect on the Company's reported earnings. Its impact on the previously reported total liabilities and convertible, redeemable Series A preferred stock as of December 31, 2001 is as follows:

                                        As Previously
                                           Reported      Restatement   As Restated
                                        --------------  -------------  ------------

  Total liabilities                     $      562,529  $    130,000   $    692,529
  Total convertible, redeemable Series
    A preferred stock                   $    1,980,802  $   (130,000)  $  1,850,802

     DECEMBER 31, 2002
     -----------------
     NutraStar has restated its Consolidated Financial Statements for 2002 to correct a reporting error that was discovered in the fourth quarter of 2003. During 2002, NutraStar's CEO transferred personal shares of common stock to third-party consultants as compensation for services rendered to NutraStar and to settle certain contingencies related to the failure to file an effective registration statement by June 30, 2002. These transactions were omitted in error from the financial statements as originally reported. This restatement increases the net loss attributable to common shareholders and common stock by $403,906.

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

     The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the year ended December 31, 2002, the Company incurred a net loss of $3,204,443, and it had negative cash flows from operations of $871,266. In addition, the Company had an accumulated deficit of $8,682,746 at December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     Management's plans to alleviate substantial concern about the Company's ability to continue as a going concern include the following:

     - The Company anticipates that it will be able to raise additional equity that will be sufficient for it to continue to implement its current business strategy. It plans on registering all of its common stock with the Securities and Exchange Commission not previously registered as well as any future common stock issued. This should result in more market liquidity for the Company's common shareholders.

     - The Company plans on implementing an aggressive marketing strategy that will enhance consumer awareness of its products. The strategy includes establishing and/or expanding existing strategic relationships; using an Internet business-to-business and business-to-consumer Web site that will handle increased product demand if its marketing strategy is successful; creating a direct response marketing campaign; and advertising in targeted, industry specific magazines.

     - The Company is reducing its fixed overhead expenses and plans to continue to control such items for the foreseeable future.

NOTE  4  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Principles  of  Consolidation
     -----------------------------
     The consolidated financial statements include the accounts of NutraStar and its wholly owned subsidiaries, NutraStar Technologies Incorporated and NutraGlo (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

     Revenue  Recognition
     --------------------
     Revenue is generally recognized upon shipment of product with a provision for estimated returns and allowances recorded at that time, if applicable. Commissions revenue is generally recognized when earned and collection is reasonably assured.

     Comprehensive  Income
     ---------------------
     The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any changes in equity from non-owner sources.

     Accounts  Receivable
     --------------------
     The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. As of December 31, 2002, an allowance for doubtful accounts was not deemed necessary.

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

     Property  and  Equipment
     ------------------------
     Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives as follows:

               Furniture  and  equipment     7  years
               Software                      3  years

     Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

     Patents  and  Trademarks
     ------------------------
     The Company has exclusive licenses for several patents, which were acquired from independent third parties and a related party. All costs associated with the patents are capitalized. Patents acquired from related parties are recorded at the carryover basis of the transferor. The Company paid cash as consideration for all patents and trademarks acquired, except the Via-Bran registered trademark, which was acquired for 21,409 shares of common stock valued at $21,409.

     Amortization is computed on the straight-line method based on estimated useful lives of 17 to 20 years. The Company also has registered trademarks, which are amortized over estimated useful lives of 10 years.

     The Company recorded a loss reserve totaling $75,359 as of December 31, 2002 related to the impairment of certain patents.

     Deferred  Compensation
     ----------------------
     Deferred compensation at December 31, 2002 consisted of salaries payable to employees of the Company that have been earned, but not paid.

     Fair  Value  of  Financial  Instruments
     ---------------------------------------
     For certain of the Company's financial instruments, including cash, accounts receivable, inventory, prepaid expenses, accounts payable, accrued salaries and benefits, deferred compensation, accrued expenses, customer deposits, due to officer, due to related party, notes payable - related party, note payable, and put option, the carrying amounts approximate fair value due to their short maturities.

     Stock-Based  Compensation
     -------------------------
     SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB")

     Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB No. 25.

     Advertising  Expense
     --------------------
     The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the years ended December 31, 2002 and 2001 was $57,264 and $24,369, respectively.

     Income  Taxes
     -------------
     The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

     Loss  Per  Share
     ----------------
     The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As such, basic and diluted loss per share are the same.

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

     Concentrations  of  Credit  Risk
     --------------------------------
     The Company sells its services throughout the United States, extends credit to its customers, and performs ongoing credit evaluations of such customers. The Company evaluates its accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary.

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

     Recently  Issued  Accounting  Pronouncements
     --------------------------------------------
     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is not applicable to the Company.

     Recently  Issued  Accounting  Pronouncements  (Continued)
     --------------------------------------------
     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. This statement is not applicable to the Company.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No.148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

NOTE  5  -  CASH

     The Company maintains its cash balances at one bank located in California. The balances at the bank are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2002, the Company did not have any uninsured cash.

NOTE  6  -  PROPERTY  AND  EQUIPMENT

     Property and equipment at December 31, 2002 consisted of the following:

Furniture and equipment               $ 18,417
Software                               347,773
                                      --------

                                       366,190
Less accumulated depreciation          210,478
                                      --------

      TOTAL                           $155,712
                                      ========

     Depreciation expense was $116,393 and $89,026 for the years ended December 31, 2002 and 2001, respectively.

NOTE  7  -  PATENTS  AND  TRADEMARKS

     Patents and trademarks at December 31, 2002 consisted of the following:

Patents                               $89,399
Trademarks                             52,259
                                       ------

                                      141,658
Less loss reserve                      75,359
Less accumulated amortization          17,551
                                       ------

      TOTAL                           $48,748
                                      =======

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

     Amortization expense was $10,067 and $5,371 for the years ended December 31, 2002 and 2001, respectively. Future estimated, aggregate amortization expense at December 31, 2002 was as follows:

               Year Ending
               December 31,
               ------------

                    2003               $ 9,696
                    2004                 9,696
                    2005                 9,696
                    2006                 9,696
                    2007                 9,694
                                       -------

                    TOTAL              $48,478
                                       =======

NOTE  8  -  GOODWILL

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

NOTE 9 - NOTES PAYABLE - RELATED PARTIES

     During the year ended December 31, 2002, the Company raised an aggregate of $234,800 through the issuance of short-term promissory notes. Notes payable
     -  related  parties  at  December  31,  2002  consisted  of  the following:

Notes payable to the Chief Executive Officer, bearing interest at 10% per annum, with $74,000 due prior to December 31,
     2002, $1,800 due on January 26, 2003, and $100,000 due on
     March 3, 2003.  At December 31, 2002, a total of $74,000
     of these notes were delinquent.  Subsequent to December 31,
     2002, all of these notes were modified to be due on demand.       $ 175,800

Note payable to a related party, bearing interest at 10% per annum and due on December 20, 2002.  At December 31, 2002,
     this note was delinquent.  Subsequent to December 31, 2002,
     this note was modified to be due on demand.                           5,000
                                                                       ---------

          TOTAL                                                        $ 180,800
                                                                       =========


NOTE  10  -  NOTE  PAYABLE

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

NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES

     Lease
     -----
     The Company leases its office space under a non-cancelable operating lease with RiceX that expires in September 2006 and requires monthly payments of $5,358. Future minimum payments under this lease agreement at December 31, 2002 were as follows:

               Year Ending
               December 31,
               ------------

                    2003                 $64,298
                    2004                  64,700
                    2005                  65,906
                    2006                  49,429
                                          ------

                       TOTAL            $244,333
                                        ========

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

     Agreements
     ----------
     The Company has entered into several employment agreements with key employees with terms ranging from three to 10 years. Minimum future payments under these agreements at December 31, 2002 were as follows:

               Year Ending
               December 31,
               ------------

                    2003                  $508,750
                    2004                   380,000
                    2005                   283,333
                    2006                   250,000
                    2007                   250,000
                    Thereafter             458,333
                                          --------
                          TOTAL         $2,130,416
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

     On August 21, 2002, the Company entered into a one-year investment banking agreement, whereby the Company is to pay commission of $5,000 a month to the consultant upon the raising of $500,000 in capital. In addition, the Company's CEO gave 290,000 of personal NutraStar common stock to the investment banker as compensation for the benefit of the Company. As of December 31, 2002, the consultant had not raised any funds. Therefore the Company was not liable for the 290,000 shares issued upon execution of the agreement. The investment banker acknowledges these shares will be returned, however, since they are involved in litigation with a third party who holds these shares, it is uncertain when these shares will be returned.

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

     On July 16, 2002, the Company was summoned to answer a complaint filed by Faraday Financial, Inc. ("Faraday"). Between December 2000 and March 2001, the Company issued convertible promissory notes totaling $450,000 and a promissory note totaling $50,000. On December 13, 2001, Faraday entered into a settlement agreement with the Company, whereby Faraday agreed to cancel the promissory notes in exchange for 735,730 shares of preferred stock. Faraday claims that the settlement agreement required that the Company effect a registration statement covering the preferred stock by June 30, 2002. In the event the Company failed to effect a registration statement by June 30, 2002, the Company was to immediately forfeit to Faraday 735,730 shares of common stock in the name of the Chief Executive
     Officer of the Company. As of December 31, 2002, the Company recorded $292,506 of non-cash compensation expense related to this transaction.

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

NOTE  13  -  SHAREHOLDERS'  DEFICIT

     Convertible,  Redeemable  Series  A  Preferred  Stock
     -----------------------------------------------------
     In December 2001, the Company approved the issuance of 3,000,000 shares of convertible, redeemable Series A preferred stock and executed a certificate of designation of the rights, preferences, and privileges of the Series A preferred stock. Each shareholder of Series A preferred stock is entitled to receive a 7% cumulative dividend, which is only payable in the case of liquidation or redemption. The Series A preferred stock has a $1 per share stated value and will receive certain liquidation preferences after satisfaction of claims of creditors, but before payment or distributions of assets and surplus funds.

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

     Convertible,  Redeemable  Series  A  Preferred  Stock  (Continued)
     -----------------------------------------------------
     During the year ended December 31, 2001, notes with a principal balance of $1,340,000 and accrued interest of $90,196 had been converted into 1,430,196 shares of the Company's Series A preferred stock. Related to these conversions, the Company issued an additional 345,511 shares of Series A preferred stock to certain of the note holders and recorded related interest charges of $345,511. The remaining notes with a principal balance of $250,000 and accrued interest of $18,687 had been converted into committed common stock. Related to the conversion, the Company recorded interest charges of $130,487 for additional shares that will be issued.

     Common  Stock
     -------------
     During the year ended December 31, 2002, The Company issued 180,000 shares of common stock to consultants at a price of $.20 per share for services received. In relations to this transaction, the Company recorded non-cash consulting expense totaling $36,000.

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

     Common  Stock  (Continued)
     -------------
     Outstanding unexercised options and warrants of the Company were also converted into options and warrants to acquire shares of Alliance's common stock at a ratio of 1 to 1.43. Alliance also obtained $1,000,000 from the sale of its common stock in connection with the acquisition agreement. These shares of stock were issued for $1 per share. There were 3,649,520 shares outstanding as of the date of the acquisition. Prior to the acquisition, NutraStar changed its name to NutraStar Technologies Incorporated. Subsequent to the acquisition, Alliance changed its name to NutraStar Incorporated.

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

     Committed  Common  Stock
     ------------------------
     During the year ended December 31, 2001, the Company converted notes payable with a principal balance of $250,000 and accrued interest of $18,687 into committed common stock. Related to this conversion, the Company recorded interest charges of $130,487 for additional shares that will be issued.

     During the year ended December 31, 2002, the Company committed to issue 1,060,000 shares of common stock for services rendered. In relation to these commitments, the Company recorded consulting expense totaling $172,500.

     The following table reconciles total shares and amount recorded as common stock committed:

                                                     Shares     Amount
                                                    ---------  --------
     Committed upon conversion of debt and accrued
       interest                                       399,174  $399,174
     Committed for consulting services              1,060,000   172,500
                                                    ---------  --------

          TOTAL                                     1,459,174  $571,674
                                                    =========  ========

     Common Stock Warrants
     ---------------------
     A summary of the Company's warrant activity is listed below:

                                                   Weighted-     Weighted-
                                      Weighted-     Average       Average
                                       Average      Exercise      Exercise
              Stock        Stock      Remaining     Price of      Price of
Exercise    Warrants     Warrants    Contractual    Warrants      Warrants
Price      Outstanding  Exercisable     Life      Outstanding   Exercisable
---------  -----------  -----------  -----------  ------------  ------------
$    1.00      300,000      300,000      5 years  $       1.00  $       1.00

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

     The following table summarizes all of the Company's stock option transactions:

                              Employee  Options           Consultant  Options
                         ---------------------------  -----------------------------
                                         Weighted-                     Weighted-
                                          Average                       Average
                         Stock Options   Exercise     Stock Options    Exercise
                          Outstanding      Price       Outstanding       Price
                          -----------  --------------  ------------  --------------
     Outstanding,
       December 31, 2000            -  $            -  $          -  $            -
         Granted              935,564  $         0.31     1,641,390  $         0.51
                          -----------                  ------------

     Outstanding,
       December 31, 2001      935,564  $         0.31     1,641,390  $         0.51
          Granted             155,000  $         1.00       455,500  $         2.16
                          -----------                  ------------

     OUTSTANDING,
       DECEMBER 31, 2002    1,090,564  $         0.41     2,096,890  $         0.87
                          ===========                  ============

     EXERCISABLE,
       DECEMBER 31, 2002      351,683  $         0.44     1,433,198  $         1.09
                          ===========                  ============

     The weighted-average remaining contractual life of the options outstanding at December 31, 2002 was 7.97 years. The exercise prices of the options outstanding at December 31, 2002 ranged from $0 to $4, and information relating to these options is as follows:

                                                      Weighted-     Weighted-
                                         Weighted-     Average       Average
                                          Average      Exercise      Exercise
Range of         Stock        Stock      Remaining     Price of      Price of
Exercise        Options      Options    Contractual    Options       Options
Prices        Outstanding  Exercisable     Life      Outstanding   Exercisable
------------  -----------  -----------  -----------  ------------  ------------
0.00 - 0.28    1,962,671      827,313   8.90 years  $       0.25  $       0.25
0.29 - 1.00      974,783      707,568   7.82 years  $       1.00  $       1.00
1.01 - 4.00      250,000      250,000   1.20 years  $       3.20  $       3.20
              -----------  -----------

                3,187,454    1,784,881
              ===========  ===========

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

                                              2002          2001
                                          ------------  ------------
       Net loss
           As reported                     $(3,354,572)  $(3,771,474)
           Pro forma                       $(3,486,838)  $(4,099,194)
       Basic loss per common share
           As reported                     $     (0.15)  $     (0.20)
           Pro forma                       $     (0.16)  $     (0.22)

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

     Significant components of the Company's deferred tax asset for income taxes consisted of the following at December 31, 2002:

     Deferred  tax  asset
          Net  operating  loss  carryforwards     $     3,241,401
     Less  valuation  allowance                         3,241,401
                                                        ---------

               NET  DEFERRED  TAX  ASSET                  $     -
                                                        =========

     A reconciliation of the expected income tax computed using the federal statutory income rate to the Company's effective rate for the years ended December 31, 2002 and 2001 was as follows:

                                                         2002    2001
                                                        ------  ------
     Income tax computed at federal statutory tax rate   34.0%   34.0%
     State taxes, net of federal benefit                  5.8     5.8
     Change in valuation allowance                      (39.8)  (39.8)
                                                        ------  ------

          TOTAL                                             -%      -%
                                                        ======  ======

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


NOTE  17  -  LINES  OF  BUSINESS

     For internal reporting purposes, management segregates the Company into two segments as follows for the years ended December 31, 2002 and 2001:

                                         2002
                      ---------------------------------------
                       NutraStar     NutraGlo    Eliminations      Total
                      ------------  ----------  --------------  ------------
Total revenues        $   683,097   $ 603,342   $           -   $ 1,286,439
Loss from operations  $(2,983,311)  $(122,842)  $           -   $(3,106,153)
Identifiable assets   $   287,588   $ 433,909   $    (155,170)  $   566,327
Capital expenditures  $    61,150   $       -   $           -   $    61,150
Depreciation and
  amortization        $   126,460   $       -   $           -   $   126,460


                                       2001
                      ---------------------------------------
                       NutraStar     NutraGlo    Eliminations      Total
                      ------------  ----------  --------------  ------------
Total revenues        $ 1,018,688   $ 591,534   $           -   $ 1,610,222
Income (loss) fro
  operations          $(2,947,059)  $ 254,744   $           -   $(2,692,315)
Identifiable assets   $   964,944   $ 537,277   $    (238,920)  $ 1,261,301
Capital expenditures  $   234,348   $       -   $           -   $   234,348
Depreciation and
  amortization        $    94,397   $       -   $           -   $    94,397

NOTE  18  -  SUBSEQUENT  EVENTS  (UNAUDITED)

Effective November 12, 2003 and pursuant to adoption of the Company's "Certificate of Amendment of Restated Articles of Incorporation" dated October 27, 2003, the Company effected a reverse split of all previously issued common stock on the basis of one-for-ten shares. Additionally, per the "Certificate of Amendment of Restated Articles of Incorporation", the number of authorized shares of common stock was increased from 50,000,000 to 100,000,000, and the number of authorized shares of preferred stock was increased from 10,000,000 to 20,000,000. All share amounts reflected in Note 18, "Subsequent Events" have been adjusted to account for the one-for-ten reverse split.

On February 23 and March 19, 2004, respectively, Eliot Drell, MD and Ernie Bodai, MD were appointed to serve on the Board of Directors until the next annual meeting and election.

Notes Payable-Related Parties

At December 31, 2002, NutraCea owed Ms. Patricia McPeak, Chief Executive Officer of NutraCea, $175,800 on a demand note payable bearing interest at 10%. NutraCea borrowed an additional $20,422, bearing interest at 10%, from her during 2003. All of this debt was repaid prior to December 31, 2003. NutraCea also borrowed $50,000 and $40,000 in June and September 2003, respectively, from a then greater than 5% shareholder. The notes were convertible at the option of the holder into shares of the Company's common stock at a conversion price of $.20 per share, bearing interest at 10% per annum and due in June and September 2004, respectively. Upon conversion of the notes payable, the holder will be entitled to receive one warrant to purchase common stock for each common share issued. The warrant will have an exercise price of $.20 per share and will expire one year from the date of issuance. In November 2003 the holder exercised the conversion option and 451,517 shares of common stock were issued in full satisfaction of the debt. The relative fair value of the warrants was $30,939. The discount for the warrants created a beneficial conversion feature of $16,128, which was amortized until conversion and fully expensed upon conversion.

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

Agreements

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

In April 2003, the Company entered into a three-year employment agreement with its Chief Operating Officer, whereby the Company is to pay the officer a base salary of $10,000 per month. The agreement states that the first four months salary will be deferred, except for a 10% bonus to be paid to the officer dependent upon certain reductions in monthly operation costs or conversion of debt into equity. The agreement also provides that the officer is entitled to an annual bonus based upon performance and a monthly car allowance of $500, beginning on the seventh month of employment. In addition, the officer was issued warrants to purchase 1,000,000 shares of the Company's common stock.

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

During 2003 the Company issued 8,231 shares of common stock to a consultant for services valued at $9,795. In addition, under an agreement dated August 6, 2003, the Company was committed to issue 1,000 pre-reverse split shares of common stock per month up to a value of $2,000, plus an additional $2,000 per month in cash, for future services.

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

In December 2003 the hired a consultant to provide marketing services. Under the terms of the agreement, the Company will issue 400,000 warrants to purchase shares of common stock at $0.50 per share. As of December 31, 2003, 120,000 of the warrants had been exercised.

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

Litigation

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

Convertible,  Redeemable  Series  A  Preferred  Stock

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

As  of  December  31,  2003,  cumulative  dividends  totaled  $274,540.

Common  Stock

During 2003, NutraCea issued 134,048 shares of common stock for $104,500, net of $7,000 in related commissions.

During 2003, NutraCea issued 4,519,373 shares of common stock pursuant to the exercise of stock options and warrants for $427,575.

During 2003, NutraCea issued 28,688 shares of common stock to various consultants for services rendered with a fair value of $29,795.

On August 18, 2003, NutraCea agreed to pay a consultant for unpaid fees in the amount of $9,236. NutraCea will pay $4,636 in monthly installments of $1,159, payable on the first of each month beginning October 1, 2003. NutraCea also agreed to issue 2,421 shares of common stock, valued at $4,600, to the consultant as payment in full.

In September 2003, NutraCea agreed to pay $38,771 of unpaid fees to a consultant, of which $8,771 is payable upon execution of the agreement and the balance, $30,000, is payable in monthly installments of $2000, payable on the first of each month beginning October 1, 2003. NutraCea also agreed to issue 73,519 shares of common stock, valued at $56,037, to the consultant as payment in full.

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

At December 31, 2002, the Company was committed to issue 145,917 shares of common stock representing $399,174 for conversion of debt and accrued interest and $172,500 for consulting services. These shares were issued in 2003, and no committed stock remains at December 31, 2003.

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

During the quarter ended March 31, 2004, the Company issued 168,095 shares of common stock to vendors in payment of accounts payable totaling $120,789. Subsequent to March 31, 2004, the Company issued an additional 531 shares of common stock to a vendor in payment of accounts payable in the amount of $833.

During the quarter ended March 31, 2004, the Company issued 6,490,711 shares of common stock pursuant to the exercise of stock options and warrants for cash totaling $2,744,507. Of these issuances, 1,200,000 shares valued at $557,500 were issued pursuant to the 2003 Stock Compensation Plan. Subsequent to March 31, 2004, the Company issued an additional 309,445 shares of common stock pursuant to the exercise of stock options and warrants for cash totaling $10,344.

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

During September 2003, the Company entered into a compensation agreement with a consultant, whereby the Company will pay a total of $5,356 of unpaid fees due to the consultant in monthly payments of $670, payable on the first of the month beginning October 1, 2003. Per the agreement, the Company also issued warrants valued at $7,065 to purchase 4,167 shares of common stock at an exercise price of $0.01 per share. The warrants expire on August 5, 2008.

During the six months ended June 30, 2003, the Company issued warrants to purchase 321,285 shares of common stock at exercise prices ranging from $0.01 to $0.70 per share to employees in lieu of deferred salaries totaling $150,465. The warrants expire five years from date of issue.

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

During the quarter ended March 31, 2004, the Company issued 6,547,263 warrants with exercise prices between $.001 and $5.00 per share to consultants. The warrants expire at varying times between six months and five years. A total of $7,271,062 in non-cash compensation expenses was recorded relating to the issue of these warrants. Subsequent to March 31, 2004 the Company issued an additional 401,230 warrants with exercise prices between $.001 and $5.00 to consultants. The warrants expire at varying times between four and five years. A total of $443,698 in non-cash compensation expense was recorded relating to the issue of these warrants.

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

ITEM  8A.  CONTROLS  AND  PROCEDURES.

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

                                 NUTRACEA

Date:  July 20, 2004             By    /s/  Patricia  McPeak
                                       ---------------------------
                                       Patricia  McPeak
                                       President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                  TITLE                      DATE
---------                                  -----                      ----

/s/  Patricia  McPeak
---------------------
Patricia  McPeak               Director, Chairman of the
                               Board and Chief Executive
                               Officer                             July 20, 2004

/s/John  Howell
---------------
John  Howell                   Director  and  President            July 20, 2004


/s/Eliot  Drell                Director                            July 20, 2004
---------------
Eliot  Drell

/s/Ernie  Bodai                Director                            July 20, 2004
---------------
Ernie  Bodai

/s/  Edward  G.  Newton
-----------------------
Edward  G.  Newton             Secretary                           July 20, 2004

/s/  Joanna  Hoover
-------------------
Joanna  Hoover                 Chief Financial Officer             July 20, 2004
                               (Principal Financial and Accounting Officer)