Form 10QSB/A
period 2003-06-30
NUTRACEA
filed 2004-08-16
CIK 1063537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                  FORM 10-QSB/A

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
                                                  -------

                                    NUTRACEA
                                    --------
        (Exact name of small business issuer as specified in its charter)



              CALIFORNIA                                 87-0673375
    -------------------------------          -------------------------------
    (State of other jurisdiction of          (I.R.S. Employer Identification
     incorporation or organization)                       Number)


                 1261 Hawk's Flight Court
                El Dorado Hills, California                   95762
          ----------------------------------------          ----------
          (Address of Principal Executive Offices)          (Zip Code)


                  Issuer's telephone number:     (916) 933-7000
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

               YES    X     NO
                     ---         ---

Common stock, no par value, 26,413,114 issued and outstanding as of August 6, 2004.

Transitional Small Business Disclosure Format (Check One): Yes     NO  X
                                                               ---    ---

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . .2

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS . . . 17

     ITEM 3. CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . 22

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . 23

     ITEM 5. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 24

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . 25

                                    NUTRACEA
                        (FORMERLY NUTRASTAR INCORPORATED)
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  (Unaudited)


                                                              June 30, 2003
                                                             ---------------
                                                               (Restated)
                                     ASSETS
CURRENT ASSETS
  Cash                                                       $       184,309
  Accounts receivable                                                 10,081
  Inventory, net                                                      98,850
  Prepaid expenses                                                     5,151
                                                             ---------------
      Total current assets                                           298,391
PROPERTY AND EQUIPMENT, net                                           97,644
PATENTS AND TRADEMARKS, net                                           48,964
GOODWILL                                                             250,001
DEPOSITS                                                              64,254
                                                             ---------------

        TOTAL ASSETS                                         $       759,254
                                                             ===============

                                    NUTRACEA
                        (FORMERLY NUTRASTAR INCORPORATED)
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  (Unaudited)


                                                               June 30, 2003
                                                              ---------------
                                                                (Restated)
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                            $      742,045
  Due to factor                                                      103,066
  Accrued salaries and benefits                                       34,047
  Deferred salaries                                                  376,677
  Accrued expenses                                                   101,740
  Due to related parties                                              33,949
  Customer deposits                                                  179,132
  Convertible notes payable                                          156,700
  Notes payable - related parties                                    246,222
                                                              ---------------
    Total current liabilities                                      1,973,578
PUT OPTION                                                           130,000
                                                              ---------------
      Total liabilities                                            2,103,578
                                                              ---------------
COMMITMENTS AND CONTINGENCIES
CONVERTIBLE, REDEEMABLE SERIES A PREFERRED STOCK,
  no par value, $1 stated value
    3,000,000 shares authorized
    2,144,707 shares issued and outstanding                        2,135,995
                                                              ---------------
SHAREHOLDERS' DEFICIT
  Common stock, no par value
    50,000,000 shares authorized
    26,633,547 shares issued and outstanding                       6,498,901
  Common stock committed                                             524,424
  Deferred compensation                                             (659,912)
  Accumulated deficit                                             (9,843,732)
                                                              ---------------

      Total shareholders' deficit                                 (3,480,319)
                                                              ---------------

         TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT          $      759,254
                                                              ===============

                                    NUTRACEA
                        (FORMERLY NUTRASTAR INCORPORATED)
                                AND SUBSIDIARIES
          Consolidated Statements of Operations and Comprehensive Loss
                                  (Unaudited)


                               For the Six Months Ended   For the Three Months Ended
                                       June 30,                    June 30,
                              --------------------------  ------------------------
                                  2003          2002         2003         2002
                              ------------  ------------  -----------  -----------
                               (Restated)    (Restated)   (Restated)   (Restated)
REVENUES
  Net sales                   $   575,432   $   830,727   $  349,441   $  536,370

COST OF GOODS SOLD                323,120       553,998      195,721      371,526
                              ------------  ------------  -----------  -----------

GROSS PROFIT                      252,312       276,729      153,720      164,844
OPERATING EXPENSES              1,298,356     2,246,838      835,749    1,065,370
                              ------------  ------------  -----------  -----------

LOSS FROM OPERATIONS           (1,046,044)   (1,970,109)    (682,029)    (900,526)
                              ------------  ------------  -----------  -----------

OTHER INCOME (EXPENSE)
  Interest income                       -           204            -            -
  Interest expense                (39,877)       (5,368)     (22,686)      (5,024)
                              ------------  ------------  -----------  -----------

    Total other income
      (expense)                   (39,877)       (5,164)     (22,686)      (5,024)
                              ------------  ------------  -----------  -----------

NET LOSS                       (1,085,921)   (1,975,273)    (704,715)    (905,550)
CUMULATIVE PREFERRED
  DIVIDEND                        (75,064)      (72,965)     (37,532)     (36,483)
                              ------------  ------------  -----------  -----------

NET LOSS AVAILABLE TO
  COMMON SHAREHOLDERS         $(1,160,985)  $(2,048,238)  $ (742,247)  $ (942,033)
                              ============  ============  ===========  ===========

BASIC AND DILUTED LOSS
  AVAILABLE TO COMMON
  SHAREHOLDERS PER SHARE      $     (0.47)  $     (0.95)  $    (0.29)  $    (0.44)
                              ============  ============  ===========  ===========

BASIC AND DILUTED WEIGHTED-
  AVERAGE SHARES
  OUTSTANDING                   2,470,871     2,164,952    2,522,280    2,164,952
                              ============  ============  ===========  ===========

                                    NUTRACEA
                        (FORMERLY NUTRASTAR INCORPORATED)
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                  (Unaudited)


                                                   For the six months ended
                                                           June 30,
                                                  --------------------------
                                                      2003          2002
                                                  ------------  ------------
                                                   (Restated)    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $(1,085,921)  $(1,682,767)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                    64,100        62,380
      Inventory obsolescence                                -         8,702
      Loss reserve for patents and trademarks               -        66,678
      Amortization of deferred compensation            44,006       155,980
      Non-cash issuances of stock options             398,650       221,688
      Non-cash issuances of warrants                        -           850
      Non-cash issuances of committed stock                 -       162,500
      (Increase) decrease in
        Accounts receivable                            (2,808)      (78,283)
        Inventory                                     (56,155)      (46,430)
        Prepaid expenses                               22,029        (8,776)
        Deposits                                     (103,021)      316,071
      Increase (decrease) in
        Accounts payable                               96,480       147,122
        Due to factor                                 103,066             -
        Accrued salaries and benefits                 (17,145)       19,015
        Deferred salaries                             282,869        93,462
        Accrued expenses                              (10,104)       41,353
        Customer deposits                             134,816             -
        Due to officer                                  7,355       (21,778)
                                                  ------------  ------------
          Net cash used in operating activities      (121,783)     (542,233)
                                                  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                   (1,103)      (66,149)
  Purchase of patents and trademarks                   (5,145)      (11,304)
                                                  ------------  ------------
          Net cash used in investing activities        (6,248)      (77,453)
                                                  ------------  ------------

                                    NUTRACEA
                        (FORMERLY NUTRASTAR INCORPORATED)
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                  (Unaudited)

                                                     For the six months ended
                                                             June 30,
                                                      -----------------------
                                                         2003         2002
                                                      -----------  ----------
                                                      (Restated)   (Restated)
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable                 $  (50,000)  $       -
  Proceeds from convertible note payable                 156,700           -
  Proceeds from notes payable - related parties          275,422     100,000
  Payments on notes payable - related parties           (210,000)          -
  Proceeds from issuance of common stock                 104,500     125,000
  Proceeds from exercise of stock options                  1,000           -
                                                      -----------  ----------

          Net cash provided by financing activities      277,622     225,000
                                                      -----------  ----------

            Net increase (decrease) in cash              149,591    (394,686)

CASH, BEGINNING OF PERIOD                                 34,718     405,502
                                                      -----------  ----------

CASH, END OF PERIOD                                   $  184,309   $  10,816
                                                      ===========  ==========

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

NOTE 2-RESTATEMENT:

NutraCea has restated its Consolidated Financial Statements for the second quarter and six months ended June 30, 2003 to correct a reporting error discovered in the fourth quarter of 2003 in the valuation of stock-based compensation. This restatement increased operating expenses and the net loss attributable to common shareholders by $373,900 for the quarter and six months ended June 30, 2003.

NutraCea has also restated its Consolidated Financial Statements for 2002 to correct a reporting error discovered in the fourth quarter of 2003. During 2002, NutraCea's CEO transferred personal shares of common stock to third-party consultants as compensation for services rendered to NutraCea and to settle certain contingencies related to the failure to file an effective registration by June 03, 2002. These transactions were omitted in error from the financial statements as originally reported. This restatement increases the net loss attributable to common shareholders by $292,506 for the quarter and six months ended June 30, 2002.

The following table presents the effects of the corrections and restatements on a condensed basis.

                                             For the six months ended                  For the three months ended
                                                  June 30, 2003                               June 30, 2003
                                  -------------------------------------------  -----------------------------------------
                                   As previously   Restatement        As        As previously   Restatement       As
                                     reported      adjustments     restated       reported      adjustments    restated
                                  ---------------  ------------  ------------  ---------------  ------------  ----------
Operating expenses                $      924,456       373,900   $ 1,298,356   $      461,849       373,900   $ 835,749
Net loss available to common
  shareholders                    $     (787,085)     (373,900)  $(1,160,985)  $     (368,347)     (373,900)  $(742,247)
Basic and diluted loss available
  to common shareholders per
  share                           $        (0.32)        (0.15)  $     (0.47)  $        (0.15)        (0.14)  $   (0.29)


                                                For the six months ended                  For the three months ended
                                                     June 30, 2002                               June 30, 2002
                                     -------------------------------------------  ------------------------------------------
                                      As previously   Restatement        As        As previously   Restatement       As
                                        reported      adjustments     restated       reported      adjustments    restated
                                     ---------------  ------------  ------------  ---------------  ------------  -----------

Operating expenses                   $    1,954,332       292,506   $ 2,246,838   $      772,864       292,506   $1,065,370
Net loss available to common
  shareholders                       $   (1,755,732)     (292,506)  $(2,048,238)  $     (649,527)     (292,506)  $ (942,033)
Basic and diluted loss attributable
  to common shareholders per
  share                              $        (0.81)        (0.14)  $     (0.95)  $        (0.30)        (0.14)  $    (0.44)

NOTE 3-STOCK-BASED COMPENSATION:

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

                                     For the six months       For the three months
                                       ended June 30,            ended June 30,
                                    2003          2002         2003         2002
                                ------------  ------------  -----------  ----------
                                 (Restated)    (Restated)   (Restated)   (Restated)
Net loss available
  to common shareholders:
  As reported:                  $(1,160,985)  $(2,048,238)  $ (742,247)  $(942,033)
  Less: compensation expense
    charged to income:              398,650       222,538      398,650      14,850
  Plus: proforma compensation
    expense:                       (491,732)     (378,787)    (491,732)    (14,850)
                                ------------  ------------  -----------  ----------
Proforma net loss available
  to common shareholders:       $(1,254,067)  $(2,204,487)  $ (835,329)  $(942,033)
                                ============  ============  ===========  ==========
Basic loss per common share:
  As reported:                  $     (0.47)  $     (0.95)  $    (0.29)  $   (0.44)
  Proforma:                     $     (0.51)  $     (1.02)  $    (0.33)  $   (0.44)

NOTE 4 - NOTES PAYABLE AND FINANCING AGREEMENTS

In March, 2003 the Company executed two promissory notes totaling $45,000 to a third party investor. The notes bear interest at 2% per month, are due on demand, and are collateralized by shares of the Company's common stock. The Company retired $5,000 of this debt in September, 2003. In addition, the Company retired a $50,000 note payable to a third party investor in June of 2003.

During the six months ended June 30, 2003, the Company entered into a non-recourse factoring agreement with a financial institution to factor certain of its accounts receivable. According to the agreement, the purchase price of qualifying accounts receivable was up to 75% of the total outstanding purchase orders, plus a bonus based upon a certain percentage applied to the amount borrowed from the factor, depending on when the invoice is paid. A contingent reserve of 25% of the purchase price represents a hold-back to secure the performance, and the Company must meet various other conditions in accordance with the agreement. As of June 30, 2003, the Company recorded due to factor of $103,066, which represents 29% of certain purchase orders factored.

In June 2003, the Company entered into convertible note payable agreements with a third party investor for $111,500, including $4,800 in finder's fees. The note bears interest at 10% per annum and is due in July, 2004. The note is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.20 per share. Upon conversion of the notes, the holder is entitled to receive one warrant to purchase one share of common stock for each share of common stock issued. The warrant will have an exercise price of $0.20 per share and will expire five years from the date of the issuance.

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

The Company executed a note payable in June, 2003 in the amount of $50,000 to a greater than 5% shareholder. The note is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $.20 per share, bears interest at 10% per annum, and is due in June, 2004. Upon conversion of the note payable, the holder will be entitled to receive one warrant to purchase common stock for each common share issued. The warrant will have an exercise price of $.20 per share and will expire one year from the date of issuance.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - SHAREHOLDERS' DEFICIT

As disclosed in Note 9, Subsequent Events, effective November 12, 2003 and pursuant to adoption of the Company's "Certificate of Amendment of Restated Articles of Incorporation" dated October 27, 2003, the Company effected a reverse split of all previously issued common stock on the basis of one-for-ten shares. Additionally, per the "Certificate of Amendment of Restated Articles of Incorporation", the number of authorized shares of common stock was increased from 50,000,000 to 100,000,000, and the number of authorized shares of preferred stock was increased from 10,000,000 to 20,000,000. Unless otherwise noted, all prior period share amounts reflected in the following discussion of common stock and elsewhere in this Form 10-QSB have been adjusted to account for the one-for-ten reverse split.

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

Common  Stock
-------------

During the six months ended June 30, 2003, the Company issued 35,000 shares of common stock from committed stock totaling $47,2590.

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

Stock Options
-------------

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

NOTE 8 - BUSINESS SEGMENTS

For internal reporting purposes, management segregates the Company into operating segments as follows for the six and three months ended June 30, 2003 and 2002:


SIX MONTHS ENDED                                   (LOSS) FROM   INTEREST    TOTAL    DEPRECIATION/
6/30/2003 (RESTATED)                  NET SALES    OPERATIONS     EXPENSE    ASSETS    AMORTIZATION
------------------------------------  ----------  -------------  ---------  --------  --------------
NutraStar Technologies Incorporated   $   63,073  $    106,404   $  39,877  $625,991  $       64,100
NutraGlo Incorporated                    512,359       183,714           -   133,263               -
Unallocated corporate overhead                 -    (1,336,162)          -         -               -
                                      ----------  -------------  ---------  --------  --------------
Total, NutraCea                       $  575,432  $ (1,046,044)  $  39,877  $759,254  $       64,100
                                      ==========  =============  =========  ========  ==============

SIX MONTHS ENDED                                   (LOSS) FROM   INTEREST   TOTAL     DEPRECIATION/
6/30/2002 (RESTATED)                  NET SALES   OPERATIONS     EXPENSE    ASSETS    AMORTIZATION
------------------------------------  ----------  -------------  ---------  --------  --------------
NutraStar Technologies Incorporated   $  475,139  $   (303,941)  $   5,368  $683,089  $       62,380
NutraGlo Incorporated                    355,588       112,332           -    75,640               -
Unallocated corporate overhead                 -    (1,778,500)          -                         -
                                      ----------  -------------  ---------  --------  --------------
Total, NutraCea                       $  830,727  $ (1,970,109)  $   5,368  $758,729  $       62,380
                                      ==========  =============  =========  ========  ==============

THREE MONTHS ENDED                                 (LOSS) FROM   INTEREST   TOTAL     DEPRECIATION/
6/30/2003 (RESTATED)                  NET SALES   OPERATIONS     EXPENSE    ASSETS    AMORTIZATION
------------------------------------  ----------  -------------  ---------  --------  --------------
NutraStar Technologies Incorporated   $   38,323  $     85,602   $  22,686  $625,991  $       31,803
NutraGlo Incorporated                    311,118       102,470           -   133,263               -
Unallocated corporate overhead                 -      (870,101)          -         -               -
                                      ----------  -------------  ---------  --------  --------------
Total, NutraCea                       $  349,441  $   (682,029)  $  22,686  $759,254  $       31,803
                                      ==========  =============  =========  ========  ==============

THREE MONTHS ENDED                                 (LOSS) FROM   INTEREST   TOTAL     DEPRECIATION/
6/30/2002 (RESTATED)                  NET SALES   OPERATIONS     EXPENSE    ASSETS    AMORTIZATION
------------------------------------  ----------  -------------  ---------  --------  --------------
NutraStar Technologies Incorporated   $  383,627  $   (284,644)  $   5,024  $683,089  $       32,398
NutraGlo Incorporated                    152,743        43,878           -    75,640               -
Unallocated corporate overhead                        (659,760)          -         -               -
                                      ----------  -------------  ---------  --------  --------------
Total, NutraCea                       $  536,370  $   (900,526)  $   5,024  $758,729  $       32,398
                                      ==========  =============  =========  ========  ==============


NOTE 9 - SUBSEQUENT EVENTS

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

Operating expenses declined 22% to $835,749 in the second quarter of 2003 compared to the same quarter in fiscal year 2002 which had operating expenses of $1,065,370. This decrease primarily reflects decreases in employee related expenses, cash payments of professional and consulting fees, and non-cash compensation expense.

The Company incurred an operating loss of $682,029 during the quarter ended June 30, 2003 compared to an operating loss of $900,526 during the quarter ended June 30, 2002. This 24% decrease in operating loss reflects the significant decrease in operating expenses relating to the Company's reduced business operations, coupled with the Company's lower costs of goods sold during the most recent quarter.

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

Factoring in the interest expense for the six months ended June 30, 2003 and 2002 of $39,877 and $5,368 respectively, resulted in a net loss of $1,085,921 for the six months ended June 30, 2003 which is a 43% decrease compared to a loss of $1,975,273 for the same period in 2002. The reduced net loss was due primarily to the reduced operating expenses incurred during the first six months of 2003. The Company recognized accrued cumulative preferred dividends of $75,064 which increased the net loss attributable to common shareholders to $1,160,985 for the six months ended June 30, 2003 compared to a net loss of $2,048,238 to common shareholders for the similar period ended June 30, 2002.

LIQUIDITY AND SOURCES OF CAPITAL

NutraCea has incurred significant operating losses since its inception, and, as of June 30, 2003 NutraCea had an accumulated deficit of $9,0843,732. At June 30, 2003, NutraCea had cash and cash equivalents of $184,309 and a net working capital deficit of $1,675,187.

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

     a)   The following documents are filed as exhibits to this report:

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

                              NUTRACEA

Dated:  August 13, 2004       /s/ Patricia McPeak
                              -------------------
                              Patricia McPeak
                              Chief Executive Officer





Dated:  August 13, 2004       /s/ Joanna Hoover
                              -----------------
                              Joanna Hoover,
                              Chief Financial Officer
                              (Principal Accounting Officer)