Form 10QSB
period 2004-06-30
NUTRACEA
filed 2004-08-16
CIK 1063537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                     EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                       Commission File Number     0-32565
                                                  -------

                                    NUTRACEA
                                    --------
        (Exact name of small business issuer as specified in its charter)



              CALIFORNIA                                87-0673375
    -------------------------------          -------------------------------
    (State of other jurisdiction of          (I.R.S. Employer Identification
    incorporation or organization)                       Number)


                  1261 Hawk's Flight Court
                 El Dorado Hills, California                  95762
          (Address of Principal Executive Offices)          (Zip Code)
          ----------------------------------------          ----------


                  Issuer's telephone number:     (916) 933-7000
                                                 --------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for
the  past  90  days:     Yes  X   No
                             ---     ---

The number of shares of the issuer's common stock outstanding as of August 6, 2004 was 26,413,114.

Transitional Small Business Disclosure Format (Check One): Yes      No  X
                                                               ---     ---

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . 2

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS. . . .12

     ITEM 3. CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . .14

PART II - OTHER INFORMATION

     ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
             PURCHASES OF EQUITY SECURITIES. . . . . . . . . . . . . . . . . .16

ITEM 5. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . .16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . .16

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                    NUTRACEA
              INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheet as of June 30, 2004 (Unaudited). . . . . . . . . . .2

Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003 (Unaudited) . . . . . . . . . . . . . . . . . .3

Consolidated Statements of Cash Flows for the six months
   ended June 30, 2004 and 2003 (Unaudited) . . . . . . . . . . . . . . . . . .4

Notes to Unaudited Consolidated Financial Statements. . . . . . . . . . . . . .5

                                    NUTRACEA
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 2004
                                  (Unaudited)

                                     ASSETS
CURRENT ASSETS
  Cash                                                            $  1,012,744
  Accounts receivable-trade                                              1,671
  Inventory, net                                                       178,968
  Prepaid expenses                                                      15,541
                                                                  -------------

      Total current assets                                           1,208,924
EQUIPMENT, net                                                          34,583
PATENTS AND TRADEMARKS, net                                            306,314
GOODWILL                                                               250,001
                                                                  -------------
        TOTAL ASSETS                                              $  1,799,822
                                                                  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable                                                $    525,661
  Accrued expenses                                                      65,312
  Due to related parties                                                 5,358
  Customer deposits                                                    106,486
  Convertible, manditorily redeemable series A preferred stock, no par value, $1 stated value, 20,000,000 shares authorized,
      430,000 shares issued and outstanding                            212,361
                                                                  -------------

    Total current liabilities                                          915,178
                                                                  -------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Common stock, no par value, 100,000 shares authorized,
    26,401,408 shares issued and outstanding                        42,475,581
  Deferred compensation                                                (23,932)
  Accumulated deficit                                              (41,567,005)
                                                                  -------------
      Total shareholders' equity                                       884,644
                                                                  -------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $  1,799,822
                                                                  =============

                                         NUTRACEA
                                     AND SUBSIDIARIES
               Consolidated Statements of Operations and Comprehensive Loss
                                        (unaudited)


                                   For the Six Months Ended   For the Three Months Ended
                                            June 30,                   June 30,
                                      2004           2003          2004         2003
                                  -------------  ------------  ------------  -----------
                                                  (Restated)                 (Restated)
REVENUES
  Net sales                       $    413,070   $   575,432   $   291,001   $  349,441

COST OF GOODS SOLD                     231,425       323,120       152,760      195,721
                                  -------------  ------------  ------------  -----------

GROSS PROFIT                           181,645       252,312       138,241      153,720
OPERATING EXPENSES                  20,397,884     1,298,356     2,551,425      835,749
                                  -------------  ------------  ------------  -----------

LOSS FROM OPERATIONS               (20,216,239)   (1,046,044)   (2,413,184)    (682,029)
                                  -------------  ------------  ------------  -----------

OTHER INCOME (EXPENSE)
  Interest income                        3,057             -         2,119            -
  Interest expense                        (495)      (39,877)            -      (22,686)
                                  -------------  ------------  ------------  -----------

    Total other income (expense)         2,562       (39,877)        2,119      (22,686)
                                  -------------  ------------  ------------  -----------

NET LOSS                           (20,213,677)   (1,085,921)   (2,411,065)    (704,715)
CUMULATIVE PREFERRED
  DIVIDEND                              (8,373)      (75,064)            -      (37,532)
                                  -------------  ------------  ------------  -----------

NET LOSS AVAILABLE TO
  COMMON SHAREHOLDERS             $(20,222,050)  $(1,160,985)  $(2,411,065)  $ (742,247)
                                  =============  ============  ============  ===========

BASIC AND DILUTED LOSS
  AVAILABLE TO COMMON
  SHAREHOLDERS PER SHARE          $      (1.16)  $     (0.47)  $     (0.10)  $    (0.29)
                                  =============  ============  ============  ===========

BASIC AND DILUTED WEIGHTED-
  AVERAGE SHARES
  OUTSTANDING                       17,465,704     2,470,871    24,616,107    2,522,280
                                  =============  ============  ============  ===========

                                    NUTRACEA
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                  (unaudited)

                                                          For the six months ended
                                                                  June 30,
                                                             2004           2003
                                                         -------------  ------------
                                                                         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(20,213,677)  $(1,085,921)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                            13,942        64,100
      Amortization of deferred compensation                    49,670        44,006
      Non-cash issuances of stock options and warrants      7,761,515       398,650
      Non-cash issuances of stock as compensation          10,726,984             -
      (Increase) decrease in
        Accounts receivable                                    28,782        (2,808)
        Inventory                                            (108,074)      (56,155)
        Prepaid expenses                                         (684)       22,029
        Deposits                                                    -      (103,021)
        Accounts payable                                      279,252        96,480
        Due to factor                                               -       103,066
        Accrued salaries and benefits                         (15,642)      (17,145)
        Deferred compensation                                 (47,842)      282,869
        Accrued expenses                                        6,459       (10,104)
        Customer deposits                                       5,000       134,816
        Due to related parties                                (13,030)        7,355
                                                         -------------  ------------
          Net cash used in operating activities            (1,527,345)     (121,783)
                                                         -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                          (20,849)       (1,103)
  Purchase of patents and trademarks                          (44,637)       (5,145)
                                                         -------------  ------------
          Net cash used in investing activities               (65,486)       (6,248)
                                                         -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible notes payable                           -       156,700
  Principal payments on notes payable                               -       (50,000)
  Proceeds from notes payable - related parties                     -       275,422
  Payments on notes payable - related parties                       -      (210,000)
  Proceeds from issuance of common stock                            -       104,500
  Proceeds from exercise of stock options                   2,767,368         1,000
  Common stock repurchase                                    (230,000)            -
  Payment of preferred dividends                              (31,816)            -
                                                         -------------  ------------
          Net cash provided by financing activities         2,505,552       277,622
                                                         -------------  ------------
            Net increase in cash                              912,721       149,591
CASH, BEGINNING OF PERIOD                                     100,023        34,718
                                                         -------------  ------------
CASH, END OF PERIOD                                      $  1,012,744   $   184,309
                                                         =============  ============

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

NOTE 2-RESTATEMENT:

NutraCea has restated its Consolidated Financial Statements for the second quarter of 2003 to correct an error in valuation of stock-based compensation. This restatement increased operating expenses and the net loss attributable to common shareholders by $373,900 for the quarter and six months ended June 30, 2003.


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

                                    For the six months          For the three months
                                       ended June 30,              ended June 30,
                                ---------------------------  ------------------------
                                    2004           2003          2004         2003
                                -------------  ------------  ------------  ----------
                                                (Restated)                 (Restated)
Net loss available
  to common shareholders:       $(20,222,050)  $(1,160,985)  $(2,411,065)  $(742,247)
  As reported:
  Less: compensation expense
    charged to income:             7,761,515       398,650       490,455     398,650
  Plus: proforma compensation
    expense:                      (7,761,515)     (491,732)     (490,455)   (491,732)
                                -------------  ------------  ------------  ----------
Proforma net loss available
  to common shareholders:       $(20,222,050)  $(1,254,067)  $(2,411,065)  $(835,329)
                                =============  ============  ============  ==========
Basic loss per common share:
  As reported:                  $      (1.16)  $     (0.47)  $     (0.10)  $   (0.29)
  Proforma:                     $      (1.16)  $     (0.51)  $     (0.10)  $   (0.33)


NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

On January 28, 2004, NutraCea entered into a one-year consulting agreement with a sales and marketing company. Under the terms of the agreement, compensation shall be warrants to purchase 90,000 shares of common stock at an exercise price of $.01 per share. Non-cash compensation expense of $137,158 was recorded relating to this agreement. As of March 31, 2004, these warrants had been exercised.

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

On March 25, 2004, NutraCea entered into two, two-year consulting agreements with two medical advisors. Under the terms of the agreement, compensation shall be 100,000 shares of common stock each, payable in advance, and options to purchase 100,000 shares of common stock at a price of $.50 per share for the second year of service. The 200,000 shares of common stock are valued at $286,000, and the options are valued at $107,684. Expense for these amounts was recorded in April 2004 when the shares and options were issued.

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

On April 29, 2004, NutraCea entered into a one-year consulting agreement (with options to extend for four successive terms of one year each) with two retired employees of NutraCea. Under the terms of the agreements, annual compensation of $70,000 and $80,000 each is payable on a monthly basis. In addition, each of the consultants received warrants to purchase 50,000 shares of common stock at $.20 a share. The 100,000 warrants are valued at $91,370 and expire in 5 years. Either party can cancel this agreement with 30-day written notice.

On April 15, 2004, NutraCea entered into a one-year consulting agreement with a sales and marketing consultant. Under the terms of the agreement, compensation shall be warrants to purchase 50,000 shares of common stock at $.80 per share upon the completion of certain benchmarks. The warrants are valued at $46,758 and expire in 3 years.

On June 2, 2004, NutraCea entered into two consulting agreements with sales and marketing consultants. Under the terms of the agreements, each consultant shall be issued 150,000 restricted shares of common stock, valued at $161,500. The agreement calls for these shares to be included in the next registration statement filed.

NOTE 5 - COMMON STOCK

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

During the quarter ended March 31, 2004, NutraCea issued 5,500,000 shares of common stock, valued at $8,360,000, to NutraCea's Chief Executive Officer for current services rendered. 175,000 of these shares replace shares owned by NutraCea's CEO and used to satisfy NutraCea obligations and the balance of the shares will be held in escrow to satisfy a deferred compensation arrangement between NutraCea and the CEO.

On April 1, 2004, NutraCea repurchased 344,956 shares of common stock valued at $230,000 from the Chief Executive Officer of NutraCea pursuant to a repurchase agreement of that date.

During the quarter ended June 30, 2004, NutraCea issued 1,083,489 shares of common stock to consultants for services rendered valued at $1,380,287.

During the quarter ended June 30, 2004, NutraCea issued 531 shares of common stock to a vendor in payment of accounts payable in the amount of $833.

During the quarter ended June 30, 2004, NutraCea issued 438,612 shares of common stock pursuant to the exercise of stock options and warrants for cash totaling $22,861.

During the quarter ended June 30, 2004, NutraCea converted 510,000 shares of preferred stock to 510,000 shares of common stock pursuant to the Mandatory Conversion paragraph of the Private Placement Memorandum dated November 9, 2001.

During the quarter ended June 30, 2004, NutraCea converted preferred dividends in the amount of $5,986 into 5,759 shares of common stock.

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

During the quarter ended June 30, 2004 NutraCea issued 451,230 warrants with exercise prices between $.001 and $5.00 to consultants. The warrants expire at varying times between three and five years. A total of $490,455 in non-cash compensation expense was recorded relating to the issue of these warrants.

NOTE 6 - BUSINESS SEGMENTS

For internal reporting purposes, management segregates NutraCea into operating segments as follows for the six and three months ended June 30, 2004 and 2003:

SIX MONTHS ENDED                                    (LOSS) FROM    INTEREST      TOTAL       DEPRECIATION/
JUNE 30, 2004                          NET SALES     OPERATIONS    EXPENSE       ASSETS      AMORTIZATION
------------------------------------  ------------  -------------  --------  --------------  -------------
NutraStar Technologies Incorporated   $    217,197  $     (4,070)  $    495  $    1,781,789  $      13,942
NutraGlo Incorporated                      195,873        60,109          -          18,033              -
Unallocated corporate overhead                   -   (20,272,278)         -               -              -
                                      ------------  -------------  --------  --------------  -------------
Total, NutraCea                       $    413,070  $(20,216,239)  $    495  $    1,799,822  $      13,942
                                      ============  =============  ========  ==============  =============

SIX MONTHS ENDED                                    (LOSS) FROM    INTEREST       TOTAL     DEPRECIATION/
6/30/2003 (RESTATED)                  NET SALES     OPERATIONS     EXPENSE        ASSETS     AMORTIZATION
------------------------------------  ------------  -------------  --------  --------------  -------------
NutraStar Technologies Incorporated   $     63,073  $    106,404   $ 39,877  $      625,991  $      64,100
NutraGlo Incorporated                      512,359       183,714          -         133,263              -
Unallocated corporate overhead                   -    (1,336,162)         -               -              -
                                      ------------  -------------  --------  --------------  -------------
Total, NutraCea                       $    575,432  $ (1,046,044)  $ 39,877  $      759,254  $      64,100
                                      ============  =============  ========  ==============  =============

THREE MONTHS ENDED                                  (LOSS) FROM    INTEREST       TOTAL     DEPRECIATION/
JUNE 30, 2004                         NET SALES     OPERATIONS     EXPENSE        ASSETS     AMORTIZATION
------------------------------------  ------------  -------------  --------  --------------  -------------
NutraStar Technologies Incorporated   $     95,234  $     92,473   $      -  $    1,781,789  $       8,764
NutraGlo Incorporated                      195,767       (25,740)         -          18,033              -
Unallocated corporate overhead                   -    (2,479,917)         -               -              -
                                      ------------  -------------  --------  --------------  -------------
Total, NutraCea                       $    291,001  $ (2,413,184)  $      -  $    1,799,822  $       8,764
                                      ============  =============  ========  ==============  =============

THREE MONTHS ENDED                                  (LOSS) FROM    INTEREST       TOTAL     DEPRECIATION/
6/30/2003 (RESTATED)                  NET SALES     OPERATIONS     EXPENSE        ASSETS     AMORTIZATION
------------------------------------  ------------  -------------  --------  --------------  -------------
NutraStar Technologies Incorporated   $     38,323  $     85,602   $ 22,686  $      625,991  $      31,803
NutraGlo Incorporated                      311,118       102,470          -         133,263              -
Unallocated corporate overhead                   -      (870,101)         -               -              -
                                      ------------  -------------  --------  --------------  -------------
Total, NutraCea                       $    349,441  $   (682,029)  $ 22,686  $      759,254  $      31,803
                                      ============  =============  ========  ==============  =============

NOTE 7 - SUBSEQUENT EVENTS

Common and Preferred Stock
--------------------------

All stock issued is valued at the fair value of the stock.

On July 1, 2004, NutraCea issued 12,066 shares of common stock to consultants for services rendered valued at $12,500.

On July 9, 2004, the holder of a Put/Call Agreement dated January 15, 2002 notified NutraCea of its intent to exercise its Put Right for 130,000 preferred shares to NutraCea for purchase at $1.00 per share, or $130,000, plus all accumulated but unpaid dividends.

Stock Options & Warrants
------------------------

Expense for stock options and warrants issued to consultants is calculated at fair value using the Black-Scholes valuation method.

On July 9, 2004, NutraCea issued 25,000 stock options with an exercise price of $.20, expiring in five years, to an employee of the Company. Non-cash compensation expense of $21,000 was recorded relating to the issue of these options.

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

RESULTS OF OPERATIONS

Revenues of NutraCea decreased by $162,362, to $413,070 for the six months ended June 30, 2004 from $575,432 for the six months ended June 30, 2003. Revenues also decreased by $58,440, to $291,001 for the quarter ended June 30, 2004 from $349,441 for the quarter ended June 30, 2003. The decreases are primarily due to decreased purchases by the major customer of the Company's subsidiary NutraGlo Incorporated.

Cost of goods sold decreased by $91,695, to $231,425 for the six months ended June 30, 2004 from $323,120 for the six months ended June 30, 2003. Cost of goods sold also decreased by $42,961, to $152,760 for the quarter ended June 30, 2004 from $195,721 for the quarter ended June 30, 2003. The decrease relates directly to the decrease in sales.

Operating expenses increased by $19,099,528, to $20,397,884 for the six months ended June 30, 2004 from $1,298,356 for the six months ended June 30, 2003. Operating expenses also increased by $1,715,676, to $2,551,425 for the quarter ended June 30, 2004 from $835,749 for the quarter ended June 30, 2003. Non-cash stock and option awards increased by $18,368,279, to $18,776,929 for the six months ended June 30, 2004 from $398,650 for the six months ended June 30, 2003, and by $1,478,911, to $1,877,561 for the quarter ended June 30, 2004 from $398,650 for the quarter ended June 30, 2003. We are continuing in 2004 to conserve our positive cash position by issuing options and stock for services whenever possible. Other significant operating expense increases are as follows:


                               For the six      For the
                              months ended   quarter ended
                                      June 30, 2004
                              ----------------------------

Commissions and finders fees  $     209,438     $   39,000
Professional fees                   174,130        119,400
Promotional and marketing            77,375         32,165
Travel                               63,027         48,145
                              -------------  -------------
                              $     523,970 $      238,710
                              =============  =============


In addition, salaries and wages increased during the six months ended June 30, 2004 by approximately $130,000 due to one-time cash bonuses to the Company's CEO and President.

Interest expense decreased by $39,382, to $495 for the six months ended June 30, 2004 from $39,877 for the six months ended June 30, 2003. Interest expense also decreased by $22,686, to zero interest expense for the quarter ended June 30, 2004 from $22,686 for the quarter ended June 30, 2003.The decrease is due to the elimination of interest expense on notes that were paid off in 2003.

The Company posted an operating loss of $2,413,184 for the quarter ended June 30, 2004 compared to an operating loss of $682,029 for the same quarter in 2003. The operating losses are due to the significant operating expenses consisting primarily of non-cash stock option and warrant awards made to certain officers and consultants of NutraCea. The Company recorded operating losses of $20,216,239 for the six month period ended June 30, 2004 compared to $1,046,044 for the first half of 2003. The six month operating loss in 2004 was due primarily to the significant operating expenses incurred in the first quarter of 2004 relating to the issuance of the Company's common stock as compensation and pursuant to the exercise of outstanding options and warrants.

During the quarter ended June 30, 2004 the Company entered into the following consulting agreements:

     On April 2, 2004, NutraCea entered into a 180-day consulting agreement with Chamberlain Capital Partners LLC, a marketing and investor relations company, for the purpose of developing a new corporate web site.

     On April 29, 2004, NutraCea entered into a one-year consulting agreement (with options to extend for four successive terms of one year each) with Dr. Cherukuri and Dr. Cheruvanky, two retired employees of NutraCea, for the purpose of continuing patent development work and product quality control.

     On June 2, 2004, NutraCea entered into one-year consulting agreements with Craig Horn and Carl Kruse for the purpose of identifying and evaluating various stock analysts to assist the Company with investor communications.

     On June 7, 2004, NutraCea entered into a three-year consulting agreement with Nussentials, LLC to develop and manage a market for NutraCea products specifically in the direct consumer arena.

Off-Balance Sheet Arrangements
------------------------------

During the quarter ended June 30, 2004, the Company did not engage in any off-balance sheet arrangements as defined in Item 303 (c) of the SEC's Regulation S-B.

LIQUIDITY AND SOURCES OF CAPITAL

NutraCea has incurred significant operating losses since its inception, and, as of June 30, 2004 NutraCea had an accumulated deficit of $41,567,005. However, at June 30, 2004, NutraCea had cash and cash equivalents of $1,012,744 and working capital of $293,746.

To date, NutraCea has funded its operations, in addition to sales revenues, through a combination of short-term debt and the issuance of common and preferred stock. During the six months ended June 30, 2004, NutraCea has issued a total of 14,627,566 shares of common stock of which approximately 7.6 million shares were issued as compensation to officers and consultants of the Company. During the six months ended June 30, 2004, NutraCea raised a total of $2,767,368 from the exercise of options and warrants to purchase 6,929,323 shares of common stock. NutraCea continues to pursue cost cutting or expense deferral strategies in order to conserve working capital.

Based on management's financial projections, NutraCea has enough cash reserves to finance its business plan through fiscal year 2004

Due to the Company's limited cash flow and operating losses, it is unlikely that the Company could obtain financing through commercial or banking sources. Consequently, the Company is dependent on continuous cash infusions from major investors and the exercise of outstanding warrants and options in order to fund its current operations. If these sources of capital were unwilling or unable to provide additional working capital to the Company, the Company would probably not be able to sustain its full range of operations. There is no written agreement or contractual obligation which would require the Company's past funding sources to fund the Company's future operations up to certain amounts or indeed continue to finance the Company's operations at all.

As of June 30, 2004, NutraCea's principal commitments include a lease commitment that expires in 2006 of $ 5,358 per month for the Company's corporate offices.

Management of NutraCea believes that it will need to raise additional capital to continue to develop, promote and conduct its operations. Such additional capital may be raised through public or private financing as well as borrowing from other sources. Although the Company believes that current and/or future investors will continue to fund the Company's expenses, there is no assurance that such investors will continue to fund the Company's ongoing operations or the terms upon which such investments will be made.

CRITICAL ACCOUNTING POLICIES

NutraCea's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements require managers to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, the Company's accountants' evaluate the estimates, including, but not limited to, those related to revenue
recognition.   The Company uses authoritative pronouncements, historical
experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates.

The Company has adopted the fair value based method of accounting prescribed in Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," for its employee stock option plans.

The Company has adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" which requires gains and losses from extinguishment of debt to be reported as part of recurring operations.

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

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
         PURCHASES OF EQUITY SECURITIES

Sales of Unregistered Securities During the Quarter

During the quarter ended June 30, 2004, NutraCea issued 701,068 shares of restricted common stock to consultants for services rendered valued at $840,600.

During the quarter ended June 30, 2004, NutraCea issued 340,000 shares of restricted common stock to officers and directors for services rendered valued at $498,800.

During the second quarter, the Company issued a warrant to one consultant to purchase common stock equal to 10% of any financing proceeds arranged by the consultant.

During the second quarter, the Company issued options and warrants to purchase 451,230 shares of the Company's common stock. Such warrants were valued at $490,455.

During the quarter ended June 30, 2004, NutraCea issued 531 shares of common stock to a vendor in payment of accounts payable in the amount of $833.

During the quarter ended June 30, 2004, NutraCea issued 188,612 shares of common stock pursuant to the exercise of stock options and warrants for cash totaling $22,611.

All of the above issuances were made without any public solicitation, to a limited number of investors or related individuals or entities and were acquired for investment purposes only. Each of the individuals or entities had access to information about NutraCea and was deemed capable of protecting their own interests. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933 ("1933 Act"). These are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and bear a legend stating the restrictions on resale.

ITEM 5.  OTHER INFORMATION

On February 23 and March 19, 2004, respectively, Eliot Drell, MD and Ernie Bodai, MD were appointed to serve on the Board of Directors until the next annual shareholders meeting and Board election.

Subsequent to the quarter ended June 30, 2004, John Howell resigned as President and as a director of NutraCea.

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

                              NUTRACEA

Dated:  August 16,2004        /s/Patricia McPeak
                              ------------------
                              Patricia McPeak
                              Chief Executive Officer






Dated:  August 16,2004        /s/ Joanna Hoover
                              -----------------
                              Joanna Hoover,
                              Chief Financial Officer
                              (Principal Accounting Officer)