Form 10QSB/A
period 2003-09-30
NUTRACEA
filed 2004-11-15
CIK 1063537

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
                                                  -------

                                    NUTRACEA
                                    --------
        (Exact name of small business issuer as specified in its charter)

            CALIFORNIA                                 87-0673375
----------------------------------------   -------------------------------------
  (State of other jurisdiction of             (I.R.S. Employer Identification
   incorporation or organization)                        Number)

      1261 Hawk's Flight Court                            95762
    El Dorado Hills, California
----------------------------------------   -------------------------------------
(Address of Principal Executive Offices)                (Zip Code)


     Issuer's telephone number:                       (916) 933-7000
                                                      --------------


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for
the  past  90  days:     Yes   X     No
                             -----      ------

The number of shares of the issuer's common stock outstanding as of November 12, 2004 was 34,332,887.

Transitional Small Business Disclosure Format (Check One): Yes      No  X
                                                               ---     ---

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . .  2

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

   ITEM 3.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . 22

PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . 24

   ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 27

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . 27

                                NUTRACEA
                   (FORMERLY NUTRASTAR INCORPORATED)
                            AND SUBSIDIARIES
                        Consolidated Balance Sheet
                       September 30, 2003 (unaudited)

                                 ASSETS
                                                                     (RESTATED)
CURRENT ASSETS
    Cash                                                            $    139,051
    Accounts receivable-trade                                              4,412
    Accounts receivable-related parties                                   10,000
    Inventory, net                                                        41,948
    Prepaid expenses                                                       4,059
                                                                    -------------

        Total current assets                                             199,470
EQUIPMENT, net                                                            14,040
PATENTS AND TRADEMARKS, net                                               54,983
GOODWILL                                                                 250,001
                                                                    -------------
            TOTAL ASSETS                                            $    518,494
                                                                    =============

                   LIABILITIES AND SHAREHOLDERS' DEFICIT
    Accounts payable                                                $    455,969
    Accrued salaries and benefits                                         36,699
    Deferred salaries                                                    389,832
    Accrued expenses                                                     114,492
    Due to related parties                                                10,137
    Customer deposits                                                     51,486
    Convertible notes payable                                            414,000
    Notes payable - related parties                                      286,222
    Convertible, manditorily redeemable series A preferred stock, no par value, $1 stated value
        20,000,000 shares authorized
        1,231,477 shares issued and outstanding                          916,498
                                                                    -------------

      Total current liabilities                                        2,675,335
                                                                    -------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
    Common stock, no par value
        100,000,000 shares authorized
        3,447,238 shares committed or issued and outstanding           9,187,542
Deferred compensation                                                   (624,231)
Accumulated deficit                                                  (10,720,152)
                                                                    -------------
        Total shareholders' deficit                                   (2,156,841)
                                                                    -------------
          TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT               $    518,494
                                                                    =============

                                    NUTRACEA
                        (FORMERLY NUTRASTAR INCORPORATED)
                                AND SUBSIDIARIES
          Consolidated Statements of Operations and Comprehensive Loss
                                  (unaudited)

                                  For the Nine Months Ended       For the Three Months Ended
                                       September 30,                    September 30,
                              ------------------------------  -------------------------------
                                   2003            2002            2003             2002
                              --------------  --------------  ---------------  --------------
                                (Restated)      (Restated)      (Restated)       (Restated)
REVENUES
    Net sales                 $   1,206,652   $   1,078,094   $      631,220   $     247,367

COST OF GOODS SOLD                  634,973         689,547          311,853         135,549
                              --------------  --------------  ---------------  --------------

GROSS PROFIT                        571,679         388,547          319,367         111,818
OPERATING EXPENSES                2,434,722       2,971,036        1,136,365         724,198
                              --------------  --------------  ---------------  --------------

LOSS FROM OPERATIONS             (1,863,043)     (2,582,489)        (816,998)       (612,380)
                              --------------  --------------  ---------------  --------------

OTHER INCOME (EXPENSE)
    Interest income                       -             636                -               -
    Interest expense                (65,874)        (78,061)         (25,997)        (72,261)
                              --------------  --------------  ---------------  --------------

      Total other income
        (expense)                   (65,874)        (77,425)         (25,997)        (72,261)
                              --------------  --------------  ---------------  --------------

NET LOSS                         (1,928,917)     (2,659,914)        (842,995)       (684,641)
CUMULATIVE PREFERRED
    DIVIDEND                       (108,489)       (109,447)         (33,425)        (36,482)
                              --------------  --------------  ---------------  --------------

NET LOSS AVAILABLE TO
    COMMON SHAREHOLDERS       $  (2,037,406)  $  (2,769,361)  $     (876,420)  $    (721,123)
                              ==============  ==============  ===============  ==============

BASIC AND DILUTED LOSS
    AVAILABLE TO COMMON
    SHAREHOLDERS PER SHARE    $       (0.78)  $       (1.28)  $        (0.31)  $       (0.33)
                              ==============  ==============  ===============  ==============

BASIC AND DILUTED WEIGHTED-
    AVERAGE SHARES
    OUTSTANDING                   2,621,932       2,164,952        2,820,568       2,164,952
                              ==============  ==============  ===============  ==============

                                     NUTRACEA
                        (FORMERLY NUTRASTAR INCORPORATED)
                                 AND SUBSIDIARIES
                       Consolidated Statements of Cash Flow
                                   (unaudited)
                                                            For the nine months ended
                                                                  September 30,
                                                              2003            2002
                                                         --------------  --------------
                                                           (Restated)      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $  (1,928,917)  $  (2,659,914)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                             94,085          95,066
      Inventory obsolescence                                         -           8,702
      Loss reserve for patents and trademarks                        -          75,359
      Amortization of deferred compensation                    104,437         176,947
      Non-cash issuances of stock options and warrants         218,105         228,138
      Non-cash issuances of stock as compensation              795,790         566,406
      Beneficial conversion feature                                  -          66,000
      (Increase) decrease in
        Accounts receivable                                      2,861         (38,847)
        Inventory                                                  747            (803)
        Prepaid expenses                                        23,121          (8,459)
        Deposits                                                     -         316,071
      Increase (decrease) in
        Accounts payable                                       (28,781)        191,070
        Due to factor                                                -               -
        Accrued salaries and benefits                          (14,493)         26,405
        Deferred compensation                                   63,870         186,923
        Accrued expenses                                       243,153          30,201
        Customer deposits                                        7,170               -
        Due to related parties                                 (26,457)         (5,358)
                                                         --------------  --------------

          Net cash used in operating activities               (445,309)       (746,093)
                                                         --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                           (13,580)        (66,149)
  Purchase of patents and trademarks                           (13,734)        (27,030)
                                                         --------------  --------------

          Net cash used in investing activities                (27,314)        (93,179)
                                                         --------------  --------------



                                                           For the nine months ended
                                                                  September 30,
                                                              2003            2002
                                                         --------------  --------------
                                                             (Restated)      (Restated)
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable                    $     (55,000)  $     (14,000)
  Proceeds from notes payable                                  414,000         114,000
  Proceeds from notes payable - related parties                320,422         112,000
  Payments on notes payable - related parties                 (210,000)              -
  Proceeds from issuance of common stock                       104,500         245,000
  Proceeds from exercise of stock options                        3,034               -
                                                         --------------  --------------

        Net cash provided by financing activities              576,956         457,000
                                                         --------------  --------------

          Net increase (decrease) in cash                      104,333        (382,272)

CASH, BEGINNING OF PERIOD                                       34,718         405,502
                                                         --------------  --------------
CASH, END OF PERIOD                                      $     139,051   $      23,230
                                                         ==============  ==============

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

NOTE 2-RESTATEMENT:

NutraCea has restated its Consolidated Financial Statements for the third quarter and nine months ended September 30, 2003 to correct a reporting error discovered in the fourth quarter of 2003 in the valuation of stock-based compensation. This restatement increased operating expenses and the net loss attributable to common shareholders by $479,495 and $853,395, respectively, for the three months and nine months ended September30, 2003.
NutraCea has also restated its Consolidated Financial Statements for 2002 to correct a reporting error discovered in the fourth quarter of 2003. During 2002, NutraCea's CEO transferred personal shares of common stock to third-party consultants as compensation for services rendered to NutraCea and to settle certain contingencies related to the failure to file an effective registration by June 03, 2002. These transactions were omitted in error from the financial statements as originally reported. This restatement increases the net loss attributable to common shareholders by $111,400 and $403,906, respectively, for the three months and nine months ended September 30, 2002.

The following table presents the effects of the corrections and restatements on a condensed basis.

                                                   Nine months ended                           Three months ended
                                                   September 30, 2003                          September 30, 2003
                                     -------------------------------------------  ------------------------------------------
                                      As previously   Restatement        As        As previously   Restatement       As
                                        reported      adjustments     restated       reported      adjustments    restated
                                     ---------------  ------------  ------------  ---------------  ------------  -----------
Operating expenses                   $    1,581,327       853,395   $ 2,434,722   $      656,870       479,495   $1,136,365
Net loss available to common
  shareholders                       $   (1,184,011)     (853,395)  $(2,037,406)  $     (396,925)     (479,495)  $ (876,420)
Basic and diluted loss available
  to common shareholders per
  share                              $        (0.45)        (0.32)  $     (0.77)  $        (0.14)        (0.17)  $    (0.31)

                                                   Nine months ended                           Three months ended
                                                   September 30, 2002                          September 30, 2002
                                     -------------------------------------------  ------------------------------------------
                                      As previously   Restatement        As        As previously   Restatement       As
                                        reported      adjustments     restated       reported      adjustments    restated
                                     ---------------  ------------  ------------  ---------------  ------------  -----------
Operating expenses                   $    2,567,130       403,906   $ 2,971,036   $      612,798       111,400   $  724,198
Net loss available to common
  shareholders                       $   (2,365,455)     (403,906)  $(2,769,361)  $     (609,723)     (111,400)  $ (721,123)
Basic and diluted loss attributable
  to common shareholders per
  share                              $        (1.09)        (0.19)  $     (1.28)  $        (0.28)        (0.05)  $    (0.33)


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

                                       For the nine months       For the three months
                                       ended September 30,        ended September 30,
                                       2003          2002         2003          2002
                                   ------------  ------------  -----------  -------------
                                    (Restated)    (Restated)   (Restated)    (Restated)
Net loss available
  to common shareholders:
      As reported:                 $(2,037,406)  $(2,769,361)  $ (876,420)  $   (721,123)
      Less: compensation expense
        charged to income:           1,133,109       440,233      722,350        123,509
      Plus: proforma compensation
        expense:                    (1,138,841)     (451,154)    (724,192)      (127,149)
                                   ------------  ------------  -----------  -------------
Proforma net loss available
  to common shareholders:          $(2,043,138)  $(2,780,282)  $ (878,262)  $   (724,763)
                                   ============  ============  ===========  =============
Basic loss per common share:
      As reported:                 $     (0.78)  $     (1.28)  $    (0.31)  $      (0.33)
      Proforma:                    $     (0.78)  $     (1.28)  $    (0.31)  $      (0.33)

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

NOTE 8 - BUSINESS SEGMENTS

For internal reporting purposes, management segregates the Company into operating segments as follows for the three and nine months ended September 30, 2003 and 2002:

THREE MONTHS ENDED                                         (LOSS) FROM   INTEREST    TOTAL    DEPRECIATION/
SEPTEMBER 30, 2003                            NET SALES    OPERATIONS     EXPENSE    ASSETS    AMORTIZATION
--------------------------------------------  ----------  -------------  ---------  --------  --------------
(RESTATED)
NutraStar Technologies Incorporated           $   37,403  $ (1,095,448)  $  17,076  $492,208  $       29,987
NutraGlo Incorporated                            593,817       278,450       8,921    26,286               -
                                              ----------  -------------  ---------  --------  --------------
Total, NutraCea (FKA NutraStar Incorporated)  $  631,220  $   (816,998)  $  25,997  $518,494  $       29,987
                                              ==========  =============  =========  ========  ==============

THREE MONTHS ENDED                                         (LOSS) FROM   INTEREST    TOTAL    DEPRECIATION/
SEPTEMBER 30, 2002                            NET SALES    OPERATIONS     EXPENSE    ASSETS    AMORTIZATION
--------------------------------------------  ----------  -------------  ---------  --------  --------------
(RESTATED)
NutraStar Technologies Incorporated           $  147,800  $   (680,716)  $  72,261  $371,565  $       32,687
NutraGlo Incorporated                            150,277        68,336           -   288,555               -
                                              ----------  -------------  ---------  --------  --------------
Total, NutraCea (FKA NutraStar Incorporated)  $  247,367  $   (612,380)  $  72,261  $660,120  $       32,687
                                              ==========  =============  =========  ========  ==============

NINE MONTHS ENDED                                          (LOSS) FROM   INTEREST    TOTAL    DEPRECIATION/
SEPTEMBER 30, 2003                            NET SALES    OPERATIONS     EXPENSE    ASSETS    AMORTIZATION
--------------------------------------------  ----------  -------------  ---------  --------  --------------
(RESTATED)
NutraStar Technologies Incorporated           $   98,619  $ (2,325,221)  $  49,358  $492,208  $       94,085
NutraGlo Incorporated                          1,108,033       462,178      16,516    26,286               -
                                              ----------  -------------  ---------  --------  --------------
Total, NutraCea (FKA NutraStar Incorporated)  $1,206,652  $ (1,863,043)  $  65,874  $518,494  $       94,085
                                              ==========  =============  =========  ========  ==============

NINE MONTHS ENDED                                          (LOSS) FROM   INTEREST    TOTAL    DEPRECIATION/
SEPTEMBER 30, 2002                            NET SALES    OPERATIONS     EXPENSE    ASSETS    AMORTIZATION
--------------------------------------------  ----------  -------------  ---------  --------  --------------
(RESTATED)
NutraStar Technologies Incorporated           $  624,011  $ (2,406,221)  $  78,061  $371,565  $       95,066
NutraGlo Incorporated                            454,083      (176,268)          -   288,555               -
                                              ----------  -------------  ---------  --------  --------------
Total, NutraCea (FKA NutraStar Incorporated)  $1,078,094  $ (2,582,489)  $  78,061  $660,120  $       95,066
                                              ==========  =============  =========  ========  ==============


NOTE  9  -  SUBSEQUENT  EVENTS

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

Operating expenses increased by $412,167 to $1,136,365 for the third quarter of 2003 compared to $724,198 for the third quarter of 2002. The majority of the increase is due to non-cash stock and option awards.

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

The Company's overall net loss for the third quarter of 2003 increased by $158,354 to $842,995 compared to a net loss of $684,641 recorded for the comparable quarter of 2002. NutraCea also recognized accrued cumulative preferred dividends of $33,425, which increased the net loss available to common shareholders to $876,420 for the quarter ended September 30, 2003 compared to a net loss of $721,123 available to common shareholders as of September 30, 2002.

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

Operating expenses decreased by $536,314 to $2,434,722 for the nine months ended September 30, 2003 from $2,971,036 for the comparable period in 2002. This decrease reflects a decrease in employee related expenses of $212,584 compared to the nine months ended September 30, 2002, and a decrease of $346,102 in the cost of professional fees and outside services. During the period ended September 30, 2002, an expense to loss reserve for licenses was recorded for $75,359. The balance of the decrease, $52,987, primarily results from the Company's reduced business operations and efforts at overhead reduction.

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

The Company's overall net loss for the nine months ended September 30, 2003 decreased by $730,997 to $1,928,917 compared to a net loss of $2,659,914 recorded for the comparable period of 2002. NutraCea also recognized accrued cumulative preferred dividends of $108,489, which increased the net loss available to common shareholders to $2,037,406 for the quarter ended September 30, 2003 compared to a net loss of $2,769,361 to common shareholders as of September 30, 2002.

LIQUIDITY AND SOURCES OF CAPITAL

NutraCea has incurred significant operating losses since its inception, and, as of September 30, 2003 NutraCea had an accumulated deficit of $10,720,152. At September 30, 2003, NutraCea had cash and cash equivalents of $139,051 and a net working capital deficit of $2,475,865.

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

During July 2003, the Company entered into a settlement agreement with a consultant for $60,000 as payment on accounts payable. The Company executed a convertible promissory note for $60,000, bearing interest of 10%, due on July 21, 2004, and committed to execute an agreement for future consulting services for a total obligation of $25,000. The note is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.20 per share. Upon conversion of the note, the holder is entitled to receive one warrant to purchase one share of common stock for each share of common stock issued. The warrant will have an exercise price of $0.20 per share and will expire five years from the date of issuance. As part of this transaction, the Company also issued warrants to purchase 150,000 pre-reverse split shares of common stock at an exercise price of $0.001 per share. The warrants expire on the earlier date of July 12, 2008 or upon the Company's change of control through acquisition or sale of substantially all of its assets. Non-cash compensation expense of $14,170 was recorded related to issue of these warrants. As of August 6, 2003, all of the warrants had been exercised.

During July 2003, the Company entered into a compensation agreement with a terminated employee, whereby the Company will pay total of $15,592 of deferred compensation due to the employee in monthly payments of $2,000, payable on the first of the month beginning October 1, 2003. Per the agreement, the Company also issued warrants to purchase 400,000 pre-reverse split shares of common stock at an exercise price of $0.001 per share and 67,848 pre-reverse split shares of common stock at an exercise price of $.10 per share. Non-cash compensation expense of $42,060 was recorded related to the issue of these warrants. On August 20, 2003, the 400,000 warrants priced at $0.001 per share were exercised.

During July 2003, the Company entered into a compensation agreement with a consultant, whereby the Company will pay a total of $17,000 of earned and unpaid compensation due to the consultant in monthly payments of $3,000, payable on the first of the month beginning September 1, 2003. Per the compensation agreement, the Company also issued warrants to purchase 329,000 pre-reverse split shares of common stock at an exercise price of $0.001 per share, thereby retiring an additional $23,000 in earned and unpaid compensation. In addition, in September 2003, the Company issued warrants to purchase 500,000 pre-reverse split shares of common stock at an exercise price of $0.001 per share to the consultant in exchange for a technology agreement relating to NutraCea/NutraStar product formulas. Non-cash compensation of $89,769 was recorded as a result of this award. As of September 12, 2003, all of the warrants had been exercised.

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

In July 2003, the Company issued warrants to purchase 600,000 pre-reverse split shares of common stock to consultants for consulting expense at a purchase price of $0.05 per share. The warrants vest immediately and expire on the earlier of July 2, 2008 or upon the Company's change of control through acquisition or sale of substantially all of its assets. Professional fees expense of $45,178 was recorded in connection with this transaction.

On March 5, 2003, the Company entered into a consulting agreement for certain consulting services. As compensation for any funding, the consultant is to be paid 7.5% of any cash received, 2.5% in value of such funding in warrants to purchase common stock of the Company, based on the closing price on the day any agreement is signed, and a warrant to purchase one share of the Company's common stock for every dollar funded. The warrants are exercisable at $0.50 per pre-reverse split share on or before three years from the anniversary of any funding. Pursuant to this agreement, during the nine months ended September 30, 2003, the Company issued warrants to purchase 108,708 pre-reverse split shares of common stock at an exercise price of $0.001 per share and warrants to purchase 444,200 pre-reverse split shares of common stock at an exercise price of $.50 per share. Non-cash compensation expense of $45,669 was recorded as a result of these awards. As of September 30, 2003, all of the 108,708 warrants at an exercise price of $0.001 had been exercised.

On July 7, 2003, the Company issued warrants to purchase 500,000 pre-reverse split shares of common stock to an officer for services rendered at an exercise price of $0.08 per share. The warrants vest immediately and will expire on the earlier date of July 7, 2008 or upon the Company's change of control through acquisition or sale of substantially all of its assets. Non-cash compensation expense of $36,998 was recorded relating to this transaction.

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

On August 12, 2003, the Company issued warrants to purchase 200,000 pre-reverse split shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. Non-cash compensation expense of $26,914 was recorded relating to this transaction. As of August 12, 2003, all of the warrants had been exercised.

On August 15, 2003, the Company issued warrants to purchase 375,000 pre-reverse split shares of common stock at an exercise price of $0.001 per share to a vendor as payment for royalties payable. Non-cash expense of $33,602 was recorded relating to this transaction. The warrants vest immediately and expire on July 14, 2008.

On August 18, 2003, the Company issued warrants to purchase 126,667 pre-reverse split shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. Non-cash compensation expense of $22,142 was recorded relating to this transaction. As of August 18, 2003, all of the warrants had been exercised.

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

ITEM 5.  OTHER INFORMATION

Effective August 12, 2003, the Company charged its name from "Nutrastar Incorporated" to "NutraCea."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as exhibits to this report:

           3.4  Certificate of Amendment of Restated Articles of Amendment
         10.13 2003 Stock Compensation Plan (incorporated by reference to the Registration Statement on Form S-8 filed on November 18, 2003)
          31.1 Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          31.2 Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          32.1 Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports  on  Form  8-K:  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NUTRACEA

Dated:  November 15, 2004                    /s/ Patricia McPeak
                                             -------------------
                                             Patricia McPeak
                                             Chief Executive Officer




Dated:  November 15, 2004                    /s/ Joanna Hoover
                                             -----------------
                                             Joanna Hoover,
                                             Chief Financial Officer
                                             (Principal Accounting Officer)