Form 10QSB
period 2004-09-30
NUTRACEA
filed 2004-11-15
CIK 1063537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

              [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                       Commission File Number     0-32565
                                                  -------

                                    NUTRACEA
                                    --------
        (Exact name of small business issuer as specified in its charter)


               CALIFORNIA                            87-0673375
----------------------------------------  --------------------------------
    (State of other jurisdiction of       (I.R.S. Employer Identification
     incorporation or organization)                    Number)


       1261 Hawk's Flight Court                        95762
      El Dorado Hills, California
----------------------------------------  --------------------------------
(Address of Principal Executive Offices)             (Zip Code)


Issuer's telephone number:                         (916) 933-7000
                                                   --------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for
the  past  90  days:     Yes X      No
                            ---       ---

The number of shares of the issuer's common stock outstanding as of November 12, 2004 was 34,332,887.

Transitional Small Business Disclosure Format (Check One): Yes     No X
                                                              ---    ---

                                      INDEX


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .  2

    ITEM 1.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . .  2

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . 14

    ITEM 3.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . 17

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 19

    ITEM 2.   CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
              PURCHASES OF EQUITY SECURITIES. . . . . . . . . . . . . . . . . 19

    ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 20

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . 20

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                                    NUTRACEA
              INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheet as of September 30, 2004 (Unaudited) . . . . . . .  3

Consolidated Statements of Operations for the nine and three months ended
  September 30, 2004 and 2003 (Unaudited) . . . . . . . . . . . . . . . . . .  4

Consolidated Statements of Comprehensive Loss for the nine and three months ended September 30, 2004 and 2003 (unaudited) . . . . . . . . . . . . . . .  5

Consolidated Statements of Cash Flows for the nine months ended
  September 30, 2004 and 2003 (Unaudited) . . . . . . . . . . . . . . . . . .  6

Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . . .  7

                                    NUTRACEA
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, 2004
                                   (Unaudited)

                                      ASSETS
CURRENT ASSETS
  Cash                                                            $    377,035
  Accounts receivable-trade                                            113,808
  Marketable Securities                                                356,167
  Inventory, net                                                       183,632
  Prepaid expenses                                                      37,991
                                                                  -------------

      Total current assets                                           1,068,633
RESTRICTED MARKETABLE SECURITIES                                       356,167
EQUIPMENT, net                                                          44,526
PATENTS AND TRADEMARKS, net                                            331,905
GOODWILL                                                               250,001
                                                                  -------------
        TOTAL ASSETS                                              $  2,051,232
                                                                  =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable                                                $    224,699
  Accrued expenses                                                      47,390
  Due to related parties                                                 8,810
  Customer deposits                                                    106,486
  Convertible, manditorily redeemable series A preferred stock, no par value, $1 stated value, 20,000,000 shares authorized,
      130,000 shares issued and outstanding                            150,473
                                                                  -------------

    Total current liabilities                                          537,858
                                                                  -------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Common stock, no par value, 100,000,000 shares authorized,
    34,332,887 shares issued and outstanding                        45,851,881
  Deferred compensation                                                (19,943)
  Accumulated deficit                                              (42,650,898)
  Accumulated other comprehensive income,
    unrealized loss on marketable securities                        (1,667,666)
                                                                  -------------
      Total shareholders' equity                                     1,513,374
                                                                  -------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $  2,051,232
                                                                  =============

                                        NUTRACEA
                                    AND SUBSIDIARIES
                          Consolidated Statements of Operations
                                       (unaudited)


                                       Nine Months Ended           Three Months Ended
                                          September 30,               September 30,
                                      2004           2003          2004         2003
                                  -------------  ------------  ------------  -----------
                                                  (Restated)                 (Restated)
REVENUES
  Net sales                       $    662,910   $ 1,206,652   $   249,840   $  631,220

COST OF GOODS SOLD                     396,494       634,973       165,069      311,853
                                  -------------  ------------  ------------  -----------

GROSS PROFIT                           266,416       571,679        84,771      319,367
OPERATING EXPENSES                  21,567,575     2,434,722     1,169,691    1,136,365
                                  -------------  ------------  ------------  -----------

LOSS FROM OPERATIONS               (21,301,159)   (1,863,043)   (1,084,920)    (816,998)
                                  -------------  ------------  ------------  -----------

OTHER INCOME (EXPENSE)
  Interest income                        4,084             -         1,027            -
  Interest expense                        (495)      (65,874)            -      (25,997)
                                  -------------  ------------  ------------  -----------

    Total other income (expense)         3,589       (65,874)        1,027      (25,997)
                                  -------------  ------------  ------------  -----------

NET LOSS                           (21,297,570)   (1,928,917)   (1,083,893)    (842,995)
CUMULATIVE PREFERRED
  DIVIDEND                              (8,373)     (108,489)            -      (33,425)
                                  -------------  ------------  ------------  -----------

NET LOSS AVAILABLE TO
  COMMON SHAREHOLDERS             $(21,305,943)  $(2,037,406)  $(1,083,893)  $ (876,420)
                                  =============  ============  ============  ===========

BASIC AND DILUTED LOSS
  AVAILABLE TO COMMON
  SHAREHOLDERS PER SHARE          $      (1.12)  $     (0.78)  $     (0.04)  $    (0.31)
                                  =============  ============  ============  ===========

BASIC AND DILUTED WEIGHTED-
  AVERAGE SHARES
  OUTSTANDING                       18,946,026     2,621,932    26,537,529    2,820,568
                                  =============  ============  ============  ===========

                                             NUTRACEA
                                         AND SUBSIDIARIES
                            Consolidated Statements of Comprehensive Loss
                                           (unaudited)

                                        Nine Months Ended           Three Months Ended
                                           September 30,               September 30,
                                       2004           2003          2004          2003
                                  --------------  ------------  ------------  -------------
                                                   (Restated)                   (Restated)
NET LOSS AVAILABLE TO
  COMMON SHAREHOLDERS             $ (21,305,943)  $(2,037,406)  $(1,083,893)  $   (876,420)

OTHER COMPREHENSIVE LOSS
  Unrealized loss on marketable
    securities                       (1,667,666)            -    (1,667,666)             -
                                  ---------------------------------------------------------

NET AND COMPREHENSIVE LOSS        $ (22,973,609)  $(2,037,406)  $(2,751,559)  $   (876,420)
                                  =========================================================

                                          NUTRACEA
                                      AND SUBSIDIARIES
                            Consolidated Statements of Cash Flow
                                         (unaudited)


                                                                      Nine months ended
                                                                        September 30,
                                                                     2004           2003
                                                                 -------------  ------------
                                                                                 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $(21,297,570)  $(1,928,917)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                                    24,167        94,085
      Amortization of deferred compensation                            53,659       104,437
      Non-cash issuances of stock options and warrants              7,782,515       218,105
      Non-cash issuances of stock as compensation                  11,627,484       795,790
      (Increase) decrease in
        Accounts receivable                                           (83,355)        2,861
        Inventory                                                    (112,738)          747
        Prepaid expenses                                              (23,134)       23,121
        Accounts payable                                              (21,711)      (28,781)
        Accrued salaries and benefits                                 (37,130)      (14,493)
        Deferred compensation                                         (47,842)       63,870
        Accrued expenses                                               10,025       243,153
        Customer deposits                                               5,000         7,170
        Due to related parties                                         (9,578)      (26,457)
                                                                 -------------  ------------
          Net cash used in operating activities                    (2,130,208)     (445,309)
                                                                 -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                  (35,110)      (13,580)
  Purchase of patents and trademarks                                  (51,534)      (13,734)
                                                                 -------------  ------------
          Net cash used in investing activities                       (86,644)      (27,314)
                                                                 -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable                                       -       (55,000)
  Proceeds from notes payable                                               -       414,000
  Proceeds from notes payable - related parties                             -       320,422
  Payments on notes payable - related parties                               -      (210,000)
  Proceeds from issuance of common stock                                    -       104,500
  Proceeds from exercise of stock options                           2,771,868         3,034
  Common stock repurchase                                            (230,000)            -
  Payment of preferred dividends                                      (48,004)            -
                                                                 -------------  ------------
          Net cash provided by financing activities                 2,493,864       576,956
                                                                 -------------  ------------
            Net increase in cash                                      277,012       104,333
CASH, BEGINNING OF PERIOD                                             100,023        34,718
                                                                 -------------  ------------
CASH, END OF PERIOD                                              $    377,035   $   139,051
                                                                 =============  ============
SUPPLEMENTAL AND NON-CASH DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                  $          -   $     4,378

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

NOTE 2-RESTATEMENT:

NutraCea has restated its Consolidated Financial Statements for the third quarter of 2003 to correct an error in valuation of stock-based compensation. This restatement increased operating expenses and the net loss attributable to common shareholders by $853,395 and $479,495, respectively, for the nine months and three months ended September 30, 2003.
The following table presents the effects of the correction and restatement on a condensed basis.

                                                Nine months ended                           Three months ended
                                                September 30, 2003                          September 30, 2003
                                  -------------------------------------------  ------------------------------------------
                                   As previously   Restatement        As        As previously   Restatement       As
                                     reported      adjustments     restated       reported      adjustments    restated
                                  ---------------  ------------  ------------  ---------------  ------------  -----------
Operating expenses                $    1,581,327       853,395   $ 2,434,722   $      656,870       479,495   $1,136,365
Net loss available to common
  shareholders                    $   (1,184,011)     (853,395)  $(2,037,406)  $     (396,925)     (479,495)  $ (876,420)
Basic and diluted loss available
  to common shareholders per
  share                           $        (0.45)        (0.33)  $     (0.78)  $        (0.14)        (0.17)  $    (0.31)


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

                                     For the nine months         For the three months
                                     ended September 30,         ended September 30,
                                     2004           2003          2004          2003
                                 -------------  ------------  ------------  ------------
                                                 (Restated)                  (Restated)
Net loss available
  to common shareholders:
    As reported:                 $(21,305,943)  $(2,037,406)  $(1,083,893)  $  (876,420)
    Add: compensation expense
      charged to income:            7,782,515     1,133,109        21,000       722,350
    Less: proforma compensation
      expense:                     (7,784,542)   (1,138,841)      (23,027)     (724,192)
                                 -------------  ------------  ------------  ------------
Proforma net loss available
  to common shareholders:        $(21,307,970)  $(2,043,138)  $(1,085,920)  $  (878,262)
                                 =============  ============  ============  ============
Basic loss per common share:
    As reported:                 $      (1.12)  $     (0.78)  $     (0.04)  $     (0.31)
    Proforma:                    $      (1.12)  $     (0.78)  $     (0.04)  $     (0.31)

NOTE 4- MARKETABLE SECURITIES

On September 8, 2004, NutraCea purchased 1,272,026 shares of Langley Park Investment Trust, PLC, a United Kingdom closed-end mutual fund that is actively traded on a London exchange. Per the Stock Purchase Agreement, NutraCea paid with 7,000,000 shares of its own common stock.

Per the Agreement, NutraCea may sell 636,013 shares of Langley at any time, and the remaining 636,013 shares of Langley and the 7,000,000 shares of NutraCea are escrowed together for a 2-year period. At the end of the period, Langley's NutraCea shares are measured for any loss in market value and if so, NutraCea must give up that pro-rata portion of its Langley shares up to the escrowed 636,013 shares.

As of September 30, 2004, the NutraCea shares have not lost any value. However, the Langley shares are marked down to their fair market value of $712,334, with one-half or $356,167 shown as a current asset because they may be sold at any time, and the other one-half shown as long-term because they are held in escrow pending the 2-year review of NutraCea's stock valuation.

Any unrealized holding gains and losses on the marketable securities are excluded from operating results and are recognized as other comprehensive income. The fair value of the securities is determined based on prevailing market prices.

NOTE  5  -  COMMITMENTS  AND  CONTINGENCIES

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

On March 9, 2004, NutraCea entered into a one-year consulting agreement with a communications company. Under the terms of the agreement, compensation shall be issuance of shares of common stock valued at $36,000. At March 31, 2004, these shares have been issued in full.

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

On July 14, 2004, NutraCea entered into a six-month consulting agreement with a business consultant to provide NutraCea with consulting services and advice pertaining to NutraCea's business affairs. Compensation shall be $12,000 payable in cash monthly. In addition, should the consultant provide assistance to NutraCea in the raising of capital either in the form of equity or debt, NutraCea agrees to pay an additional future bonus or fee, which the consultant will receive based on the efforts expended and results obtained.

On August 1, 2004, NutraCea entered in a 90-day Independent Contractor Agreement with a contractor to prepare reports regarding investor relations, prepare advertising and marketing materials, and prepare press releases. Compensation shall be $12,000 payable in cash monthly.

On September 2, 2004, NutraCea entered into a 90-day consulting agreement with a securities firm to serve as NutraCea's investment advisor regarding acquisitions or similar corporate transactions and to provide assistance and advice with respect to raising capital required to consummate an acquisition or similar corporate transaction. A non-reimbursable initial fee of $50,000, to be credited again Phase I fees, was paid at execution of the agreement. Services shall be rendered as Phase I and Phase II services and shall be compensated as follows.

     Phase I services: A fee of two percent of the total value of a target acquisition to be paid simultaneously with the closing of the acquisition or similar corporate transaction, to be paid 50% in cash and 50% in newly issued stock by NutraCea based on the closing values of the transaction on that day.

     Phase II services: A cash fee of ten percent of the total amount of capital raised pursuant to sources introduced to NutraCea by the consultant. In the event NutraCea shall issue any equity or convertible securities to raise capital in connection with an acquisition or similar corporate transaction, NutraCea shall issue warrants for ten percent of the total amount of securities issued. The warrants shall have an exercise price equal to one hundred and twenty percent (120%) of the per share equity valuation established in the capital raising transaction, but in no case less than 100% of the market value of the shares on the date of the transaction, and shall be exercisable for a term of five years. A cash fee of six percent will be paid in any capital raising transaction involving unsecured debt securities.

NOTE  6  -  COMMON  STOCK

Common  and  Preferred  Stock
-----------------------------

All stock issued is valued at the fair value of the stock.

On March 25, 2004, NutraCea established the NutraCea Patent Incentive Plan, which grants 15,000 shares of common stock to each named inventor on each granted patent, which is assigned to NutraCea.

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

During the quarter ended September 30, 2004, NutraCea issued 486,839 shares of common stock to consultants for services rendered valued at $496,100.

During the quarter ended September 30, 2004, NutraCea issued 300,000 shares of restricted common stock valued at $429,000 to officers and directors for services rendered.

During the quarter ended September 30, 2004, NutraCea issued 25,000 shares of common stock pursuant to the exercise of stock options and warrants for cash totaling $4,500.

During the quarter ended September 30, 2004, NutraCea converted 300,000 shares of preferred stock to 120,000 shares of common stock pursuant to the Mandatory Conversion paragraph of the Private Placement Memorandum dated November 9, 2001.

On September 8, 2004, NutraCea and Langley Park Invesments PLC ("Langley") signed a Stock Purchase Agreement under which NutraCea agreed to sell 7,000,000 shares of its common stock to Langley. The transaction will close at the time that Langley's shares are trading on the London Stock Exchange for anticipated consideration to the Company (i) immediately following the closing of approximately $1,190,000 U.S.D., and (ii) additional consideration of that number of Langley shares which, as of the closing, will have a value of approximately $1,190,000 (the "Langley Shares"). NutraCea has agreed to hold the Langley Shares in escrow for two years from the date of closing. After the two-year holding period, the Langley Shares will be subject to possible reduction in number if NutraCea's common shares are trading at a value of less than $0.34 U.S.D. After such reduction, if any, the remaining Langley Shares may be sold by NutraCea at their then current value.

Pursuant to the Purchase Agreement, Langley has agreed that it will not sell, transfer or assign any or all of the NutraCea shares for a period of two years following the closing without the prior written consent of NutraCea, which consent may be withheld by NutraCea in its sole discretion.

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

NOTE 7 - BUSINESS SEGMENTS

For internal reporting purposes, management segregates NutraCea into operating segments as follows for the nine and three months ended September 30, 2004 and 2003:

NINE MONTHS ENDED                                 (LOSS) FROM    INTEREST     TOTAL     DEPRECIATION/
SEPTEMBER 30, 2004                    NET SALES    OPERATIONS     EXPENSE     ASSETS     AMORTIZATION
------------------------------------  ----------  -------------  ---------  ----------  --------------
NutraStar Technologies Incorporated   $  306,113  $ (9,505,506)  $     495  $1,914,563  $       24,167
NutraGlo Incorporated                    356,797       109,200           -     136,669               -
Unallocated corporate overhead                 -   (11,904,853)          -           -               -
                                      ----------  -------------  ---------  ----------  --------------
Total, NutraCea                       $  662,910  $(21,301,159)  $     495  $2,051,232  $       24,167
                                      ==========  =============  =========  ==========  ==============

NINE MONTHS ENDED                                  (LOSS) FROM   INTEREST     TOTAL     DEPRECIATION/
SEPTEMBER 30, 2003 (RESTATED)         NET SALES    OPERATIONS     EXPENSE     ASSETS    AMORTIZATION
------------------------------------  ----------  -------------  ---------  ----------  --------------
NutraStar Technologies Incorporated   $   98,619  $ (1,265,163)  $  49,358  $  492,208  $       94,085
NutraGlo Incorporated                  1,108,033       462,178      16,516      26,286               -
Unallocated corporate overhead                 -    (1,060,058)          -           -               -
                                      ----------  -------------  ---------  ----------  --------------
Total, NutraCea                       $1,206,652  $ (1,863,043)  $  65,874  $  518,494  $       94,085
                                      ==========  =============  =========  ==========  ==============

THREE MONTHS ENDED                                 (LOSS) FROM   INTEREST     TOTAL     DEPRECIATION/
SEPTEMBER 30, 2004                    NET SALES    OPERATIONS     EXPENSE     ASSETS    AMORTIZATION
------------------------------------  ----------  -------------  ---------  ----------  --------------
NutraStar Technologies Incorporated   $   88,916  $    304,277   $       -  $1,914,563  $       10,225
NutraGlo Incorporated                    160,924        49,091           -     136,669               -
Unallocated corporate overhead                 -    (1,438,288)          -           -               -
                                      ----------  -------------  ---------  ----------  --------------
Total, NutraCea                       $  249,840  $ (1,084,920)  $       -  $2,051,232  $       10,225
                                      ==========  =============  =========  ==========  ==============

THREE MONTHS ENDED                                 (LOSS) FROM   INTEREST     TOTAL     DEPRECIATION/
SEPTEMBER 30, 2003 (RESTATED)         NET SALES    OPERATIONS     EXPENSE     ASSETS    AMORTIZATION
------------------------------------  ----------  -------------  ---------  ----------  --------------
NutraStar Technologies Incorporated   $   37,403  $   (595,027)  $  17,076  $  492,208  $       29,987
NutraGlo Incorporated                    593,817       278,450       8,921      26,286               -
Unallocated corporate overhead                 -      (500,421)          -           -               -
                                      ----------  -------------  ---------  ----------  --------------
Total, NutraCea                       $  631,220  $   (816,998)  $  25,997  $  518,494  $       29,987
                                      ==========  =============  =========  ==========  ==============

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

RESULTS OF OPERATIONS

Operating Results for the Quarters Ended September 30, 2004 and 2003
--------------------------------------------------------------------

The Company had revenues of $249,840 for the quarter ended September 30, 2004 compared to revenues of $631,220 for the quarter ended September 30, 2003. The decrease in the third quarter was due primarily to a continued decrease in purchases by a major customer of the Company's subsidiary, NutraGlo Incorporated.

Cost of goods sold for the third quarter of 2004 was $165,069 compared to $311,853 for the same period of 2003. The decrease in cost of goods sold relates directly to the decrease in sales during the third quarter.

Operating expenses were $1,169,691 for the quarter ended September 30, 2004 compared to $1,136,365 for the quarter ended September 30, 2003. During the quarter ended September 30, 2004, non-cash stock and option awards decreased by $185,745 to $489,500 from $675,245 for the quarter ended September 30, 2003. Other significant variances in operating expenses incurred during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 are as follows:

                                 Three months ended
                               9/30/2004   9/30/2003
                               ----------  ----------
Commissions and  finders fees  $        -  $   38,115
Depreciation                       10,225      29,987
Insurance                          26,561       3,994
Professional fees                 411,860     110,797
Promotional and marketing          19,450         350
Salaries and wages                 91,286     185,362
Travel                              9,721       7,366
Other                              33,326       7,387
                               ----------  ----------
                               $  602,429  $  383,358
                               ----------  ----------

The Company posted an operating loss of $1,084,920 for the quarter ended September 30, 2004 compared to an operating loss of $816,998 for the same quarter in 2003. The operating losses are due to the significant operating expenses consisting primarily of non-cash stock option and warrant awards made to certain officers and consultants of NutraCea.

Interest expense decreased to zero for the quarter ended September 30, 2004 compared to interest expense of $25,997 for the same period in 2003. This decrease is due primarily to the elimination of interest expense on notes that were paid off or converted in 2003.

The net loss for the quarter ended September 30, 2004 was $1,083,893 compared to a net loss of $876,420 recorded for the quarter ended September 30, 2003. This 24% increase in net loss was due primarily to the increase in operating losses for the third quarter of 2004 offset somewhat by interest income of $1,027.

During the quarter ended September 30, 2004 the Company entered into the following consulting agreements:

     On July 14, 2004, NutraCea entered into a six-month consulting agreement with 21st Century Diversified Holdings Inc., a business consulting firm, to provide NutraCea with consulting services and advice pertaining to NutraCea's business affairs and assistance in the raising of capital either in the form of equity or debt.

     On August 1, 2004, NutraCea entered in a 90-day Independent Contractor Agreement with Margie Adelman to prepare reports regarding investor relations, prepare advertising and marketing materials, and prepare press releases.

     On September 2, 2004, NutraCea entered into a 90-day consulting agreement with Sandgrain Securities Inc. to serve as NutraCea's investment advisor regarding acquisitions or similar corporate transactions and to provide assistance and advice with respect to raising capital required to consummate an acquisition or similar corporate transaction.

Operating Results for the Nine Months Ended September 30, 2004 and 2003
-----------------------------------------------------------------------

Revenues of NutraCea decreased by $543,742 to $662,910 for the nine months ended September 30, 2004 as compared to revenues of $1,206,652 for the nine months ended September 30, 2003. The decrease in revenues is primarily attributable to decreased purchases by the major customer of the Company's subsidiary NutraGlo Incorporated.

Costs of goods sold decreased by $238,479 to $396,494 for the nine months ended September 30, 2004 from $634,973 for the nine months ended September 30, 2003. The decrease in costs of goods sold generally reflects the decrease in revenues during the first nine months of 2004.

Operating expenses have increased to $21,567,575 for the nine months ended September 30, 2004 compared to $2,434,722 for the similar period of 2003. The substantial increase in 2004 was attributable primarily to non-cash stock and option awards which increased by $18,396,104 to $19,409,999 for the nine months ended September 30, 2004 compared to $1,013,895 for the first nine months of 2003. During the first half of 2004, the Company has attempted to conserve its cash flow position by issuing options and stock for services whenever possible. Other variances in operating expense line items are as follows:

                                   Nine months ended
                                9/30/2004    9/30/2003
                               -----------  -----------
Commissions and  finders fees  $   209,438  $    38,115
Depreciation                        24,167       94,085
Insurance                           54,675       15,306
Professional fees                  745,121      281,496
Promotional and marketing           95,479          750
Salaries and wages                 539,694      513,623
Travel                              74,975        9,593
Other                           19,132,853   19,186,685
                               -----------  -----------
                               $20,876,402  $20,139,653
                               -----------  -----------


The Company reported an operating loss of $21,301,159 for the nine-month period ending September 30, 2004 compared to an operating loss of $1,863,043 reported for the same period of 2003. The increase in operating loss for the first nine months of 2004 is due primarily to the substantial increase in non-cash stock and option related expenses.

Interest expense decreased by $65,379 to $495 for the nine months ended September 30, 2004 from $65,874 for the nine months ended September 30, 2003. This decrease is due to the substantial reduction in the number of promissory notes outstanding.

The Company posted a net loss of $21,297,570 for the nine-month period ended September 30, 2004 compared to $1,928,917 for the first nine months of 2003. The substantially larger nine-month operating loss in 2004 was due primarily to the significant operating expenses incurred in the first half of 2004 relating to the issuance of the Company's common stock as compensation.

Off-Balance Sheet Arrangements
------------------------------

During the quarter ended September 30, 2004, the Company did not engage in any off-balance sheet arrangements as defined in Item 303 (c) of the SEC's Regulation S-B

LIQUIDITY AND SOURCES OF CAPITAL

NutraCea has incurred significant operating losses since its inception, and, as of September 30, 2004 NutraCea had an accumulated deficit of $42,650,898. However, at September 30, 2004, NutraCea had cash and cash equivalents of $377,035 and working capital of $530,775.

To date, NutraCea has funded its operations, in addition to sales revenues, through a combination of short-term debt and the issuance of common and preferred stock. During the nine months ended September 30, 2004, NutraCea has issued a total of 22,559,405 shares of common stock of which approximately 8.4 million shares were issued as compensation to officers and consultants of the Company. During the nine months ended September 30, 2004, NutraCea raised a total of $2,771,868 from the exercise of options and warrants to purchase 6,954,323 shares of common stock. NutraCea continues to pursue cost cutting or expense deferral strategies in order to conserve working capital.

Based on management's financial projections, NutraCea has enough cash reserves to finance its business plan through fiscal year 2004.

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

As of September 30, 2004, NutraCea's principal commitments include a lease commitment that expires in 2006 of $ 5,358 per month for the Company's corporate offices.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive

Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act were timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no significant changes in the Company's internal controls over financing reporting or in other factors which occurred during the quarter covered by this report, which could materially affect or are unreasonably likely to materially affect the Company's internal controls over financing reporting.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
         PURCHASES OF EQUITY SECURITIES

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER

During the quarter ended September 30, 2004, NutraCea issued 451,770 shares of restricted common stock to consultants for services rendered valued at $473,600.

During the quarter ended September 30, 2004, NutraCea issued 300,000 shares of restricted common stock to officers and directors for services rendered valued at $429,000.

During the third quarter, the Company issued options to an employee to purchase 25,000 shares of the Company's common stock. The options were valued at $21,000.

During the quarter-ended September30, 2004, NutraCea issued 25,000 shares of common stock pursuant to the exercise of stock options and warrants for cash totaling $4,500.

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

On September 8, 2004, NutraCea and Langley Park Invesments PLC ("Langley") signed a Stock Purchase Agreement under which NutraCea agreed to sell 7,000,000 shares of its common stock to Langley. The transaction will close at the time that Langley's shares are trading on the London Stock Exchange for anticipated consideration to the Company (i) immediately following the closing of approximately $1,190,000 U.S.D., and (ii) additional consideration of that number of Langley shares which, as of the closing, will have a value of approximately $1,190,000 (the "Langley Shares"). NutraCea has agreed to hold the Langley Shares in escrow for two years from the date of closing. After the two-year holding period, the Langley Shares will be subject to possible reduction in number if NutraCea's common shares are trading at a value of less than $0.34 U.S.D. After such reduction, if any, the remaining Langley Shares may be sold by NutraCea at their then current value.

Langley is a corporation formed outside the United States and is not deemed to be "U.S. persons" as that term is defined under Regulation S. The investor represented that it is purchasing such shares for its own account. Both the offer and the sale of the NutraCea shares were made outside the United States and are deemed to be "offshore transactions" as that term is defined under Regulation S. The share certificate contains a legend indicating that such shares can only be transferred in compliance with the provisions of Regulation
S. In light of the foregoing, such sales were deemed exempt from registration pursuant to Regulation S of the Securities Act of 1933 (the "1933 Act"). The shares are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and the certificate(s) evidencing the shares bear a legend stating the restrictions on resale.

ITEM 5.  OTHER INFORMATION

On July 26, 2004, John Howell resigned as President and as a director of NutraCea. His duties as President were assumed by Patricia McPeak, NutraCea's CEO.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  The  following  documents  are  filed  as  exhibits  to  this  report:

          31.1 Certification by CEO pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

          31.2 Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          32.1 Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports  on  Form  8-K:

          (i) Form 8-K filed on July 27, 2004 reporting under Item 9 the resignation of John Howell as President and as a director of NutraCea.

          (ii) Form 8-K filed on September 14, 2004 reporting under Item 3.02 the sale of unregistered equity securities to Langley Park Investments PLC.

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