Form 10KSB
period 2004-12-31
NUTRACEA
filed 2005-03-31
CIK 1063537

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  --------------
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      -----------------------------------

           For the Fiscal Year Ended           Commission File Number
               December 31, 2004                      0-32565


                                    NUTRACEA
                  (Name of Small Business Issuer in It Charter)
                  --------------------------------------------

              California                            87-0673375
       (State of Incorporation)          (I.R.S. Employer Identification)
       ------------------------          --------------------------------

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

         Title of Class
         --------------
   Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X         No
                                   ---            ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $1,224,229.

As of March 30, 2005, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $16,199,720 based upon the average price of $0.58/share.

As of March 30, 2005, the Registrant had outstanding 36,214,611 shares of common stock.

Transitional Small Business Disclosure Format:    Yes  [  ]   No   [X]

================================================================================

                                    NUTRACEA
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----


PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

     ITEM 1.     DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . .1

     ITEM 2.     DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . .9

     ITEM 3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .9

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .9

     ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS.. . . . . . . . . . . . . . . . . . . . .10

     ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF . . . . . . 12

     ITEM 7.     FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . 16

     ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . 20

     ITEM 8A.    CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . 20

     ITEM 8B.    OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . 20

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

     ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROLPERSONS;
                 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. . . . . . 21

     ITEM 10.    EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . .24

     ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT ANDRELATED STOCKHOLDER MATTERS. . . . . . . . . . 29

     ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . .30

     ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . .31

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

NutraCea (referred to as "NutraCea" or "we" or "us") is a California corporation formerly known as Alliance Consumer International, Inc. As a result of the Exchange Transaction discussed below, NutraCea's business is now the business previously carried on by NutraStarTechnologies Incorporated ("NTI"), a Nevada corporation that was formed and started doing business in February 2000. NutraCea is a relatively new health science company focused on the development and distribution of products based upon the use of stabilized rice bran and proprietary rice bran formulations. Rice bran is the outer layer of brown rice which until recently was a wasted by-product of the commercial rice industry. These products include food supplements and medical foods (known as "nutraceuticals") which provide health benefits for humans and animals, as well as cosmetics and beauty aids based on stabilized rice bran, rice bran derivatives and rice bran oil. NutraCea believes that stabilized rice bran products can deliver beneficial physiological effects with fewer of the adverse side effects commonly associated with many prescription drugs. As a result, NutraCea believes that certain of its products may be used in place of, or as a supplement to, some of the most commonly used pharmaceuticals. NutraCea has conducted and is currently involved in ongoing clinical trials and third party analyses in order to support the uses for and effectiveness of its products.

NutraCea has developed a number of product lines that are currently or soon will be available for sale in the market through its four divisions: TheraFoods(R), which provides health food supplements to the retail market; ProCeuticals(R), which distributes Medical Foods through the medical community; NutraGlo(R), which distributes animal feed products; and NutraBeauticals(R), which has commenced the development and marketing of cosmeceuticals and beauty aids. NutraCea anticipates developing strategic distribution and marketing agreements with retail merchandisers, pharmaceutical companies and medical practices, including HMOs, hospitals and institutions.

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

HISTORY

NutraCea was originally incorporated on March 18, 1998 in California as Alliance Consumer International, Inc. On December 14, 2001, NTI effected a reorganization with the inactive publicly-held company, Alliance Consumer International, Inc., and the name was changed to NutraStar Incorporated. As a result of the reorganization NTI became a wholly owned subsidiary of NutraStar Incorporated and NutraStar Incorporated assumed the business of NTI.

On October 1, 2003, NutraStar Incorporated changed its name to NutraCea and the common stock began trading on the OTCBB under the symbol "NTRC." On November 12, 2003, NutraCea declared a 1:10 reverse stock split. Post-split shares of NutraCea trade on the OTCBB under the symbol "NTRZ."

On April 27, 2000, NutraStar formed NutraGlo Incorporated ("NutraGlo"), a Nevada corporation, which was owned 80% by NTI and 20% by NaturalGlo Investors L.P. During 2001, NutraGlo started marketing, manufacturing and distributing one of NutraCea's products to the equine market. In 2002, NutraCea issued 250,001 shares of its common stock to NaturalGlo Investors L.P. in exchange for the remaining 20% of the common stock of NutraGlo. The value of the shares was $250,001. As a result, NutraGlo is now a wholly owned subsidiary of NTI.

INDUSTRY OVERVIEW

By definition, nutraceuticals are products from natural sources which that have biologically therapeutic effects in humans and mammals. These compounds include vitamins, antioxidants, polyphenols, phytosterols, as well as macro and trace minerals. Rice bran and rice bran oil are good sources for some of these compounds, including tocotrienols, a newly discovered complex of vitamin E, and gamma-oryzanol, which is found only in rice bran. Among other things, these compounds act as potent antioxidants. Stabilized rice bran and its derivatives also contain high levels of B-complex vitamins and beta-carotene, a vitamin A precursor. Stabilized rice bran also contains high levels of carotenoids and phytosterols, both essential fatty acids, as well as a balanced amino acid profile and both soluble and insoluble fiber which promote colon health.

Rice is one of the world's major cereal grains, although United States production of rice is only a small fraction of total world production. According to the United States Department of Agriculture, approximately 65% of the nutritional value of rice is contained in the rice bran, the outer brown layer of the rice kernel which is removed during the milling process. However, raw, unstabilized rice bran deteriorates rapidly. Because of the rapid degradation and short shelf life, rice bran has not been widely accepted as a component of nutrition, health or beauty products notwithstanding the known benefits. The RiceX Company ("RiceX"), one of NutraCea's primary suppliers, has developed a method of stabilizing rice bran that NutraCea believes is superior to other methods, and provides a shelf life of approximately two years, which NutraCea believes is longer than any other stabilized rice bran. Using stabilized rice bran as an ingredient provides the longer shelf life necessary for economical production of nutrition products which incorporate rice bran ingredients.

As the population of the United States ages over the next 30 years, NutraCea believes demand for its products will grow dramatically. Since stabilized rice bran is a safe food product, we believe that its beneficial effects can be obtained with no known deleterious side effects, such as those that may be present in pharmaceuticals. Many physicians have taken an interest in NutraCea's nutraceutical products as a means of offering alternative or complementary approaches for treating serious healthcare problems. If further clinical trials support the beneficial effects of NutraCea's nutraceutical and medical foods products and if the medical community widely endorses such use of its products, NutraCea believes that its products may be used as a nutritional therapy either prior to or as a complement to traditional pharmaceutical therapies for the treatment of a variety of ailments including diabetes and coronary heart disease.

PRODUCTS

NutraCea has two segments with four primary divisions through which it sells its products.

PRODUCTS OF NUTRASTAR TECHNOLOGIES INCORPORATED:

     - TheraFoods(R) Nutrition Supplements. NutraCea distributes its consumer products through its TheraFoods(R) Nutritional Supplements division. The primary products currently sold through this division are RiSolubles(R), RiceMucil(R), CeaFlex(R), FlexBoost(R), DiaBoost(R), MigraCea(R), ProstaCea(R), Cea100(R), NutraImmune(TM), LiverBoost(R), SuperSolubles(R), SynBiotics(TM) and StaBran(R) Nutritional Supplements. All the products are currently available in either capsule or powdered form for use as food supplements. The powdered form can also be used as a food additive in breads, cookies, snacks, beverages, and similar foods. We have also developed and currently produce CeaFlex(R) Cream, a topical, cream product for arthritic joint and muscle pain. Consumer products are sold directly to consumers through toll-free telephone sales and Internet sales.

     - ProCeuticals(R) Medical Foods. NutraCea distributes its medical foods products to doctors, clinics and healthcare providers through its ProCeuticals(R) Medical Foods Division. In addition to certain consumer products, the primary products to be distributed through this division are SynBiotics 1(TM) Probiotics to support treatment of Irritable Bowel Syndrome, SynBiotics 2(TM) Probiotics to support treatment of Inflammatory Bowel Disease, SynBiotics 3(TM) Probiotics to support treatment of antibiotic-induced diarrheal conditions, and LiverBoost(R) to support liver health. Medical foods will be marketed to healthcare providers through the same distribution systems that market pharmaceutical and medical supplies.

     - NutraBeauticals(R) Beauty Products. NutraCea distributes its natural beauty products through its NutraBeauticals(R) Beauty Products Division. The principal product sold through this division is NutraBeauticals(R) Skin Cream, a topical emollient containing rice bran oil and other natural ingredients to support the health and improve the appearance of skin. NutraCea does not have an established distribution system for its beauty and skin care products.

PRODUCTS OF NUTRAGLO INCORPORATED:

     - NutraGlo(R) Animal Products. NutraCea developed a derivative of its CeaFlex(R) Nutritional Supplement to prevent and rehabilitate joint degeneration in horses and markets CeaFlex(R) Equine Nutritional Supplements and Absorbine Flex+(R) Equine Pain Relief though its NutraGlo(R) Animal Products Division. NutraCea's Absorbine Flex+(TM) Equine products are distributed exclusively through W. F. Young, Inc. pursuant to a distribution agreement in the United States and 36 foreign countries. Other equine and animal health care products will be distributed through this or other channels.

MARKETING

NutraCea's TheraFoods(R) Division is currently marketing its products domestically through various distribution channels including NutraCea's toll-free phone number and through the Internet at
http://www.nutracea.com/products.html.
--------------------------------------

NutraCea's equine products are distributed under the name "Absorbine Flex+(R)" by W.F. Young, Inc. pursuant to a distribution agreement with NutraCea dated May 1, 2001 pursuant to which Absorbine Flex+ is being marketed nationwide and internationally. The distribution agreement provides for NutraGlo to manufacture, package and ship all W.F. Young's sales requirements while W.F. Young is granted a license to use and market NutraCea's equine products. NutraGlo has agreed to sell its equine healthcare products exclusively through W.F. Young at preferred product prices. W.F. Young has agreed to use its best efforts to promote NutraGlo's current and future equine products and make minimum product purchases. In May of 2003 the purchase requirements for the three-year contract had been met. The distribution agreement was for an initial term of three years ending on August 31, 2004. On September 18, 2003, NutraCea, W.F. Young and Wolcott Farms, Inc. entered into a Technology Agreement which, among other things, extended the initial term of the Distribution Agreement through September 12, 2006 and can be additionally renewed for subsequent one-year terms. Additionally, the minimum purchase requirement was amended. NutraCea has developed a number of other animal products, which it is seeking to distribute through various distribution channels such as the Internet and strategic joint ventures in the large animal, pet and veterinarian industries.

NutraCea also intends to distribute many of its consumer products through direct response marketing channels such as infomercials and catalogue sales.

PRODUCT SUPPLY

NutraCea currently purchases all of its stabilized rice bran, rice bran solubles, rice bran fiber concentrates, and other rice bran products from RiceX. We believe RiceX has a proprietary manufacturing process for stabilizing the rice bran it processes. This process results in an estimated shelf life for the rice bran products of approximately two years under proper storage conditions, compared to a typical shelf life of approximately two months for rice bran products processed by other suppliers. The extended shelf life is a critical factor in the use of rice bran products as an ingredient since the availability of rice bran products would otherwise be seasonal and inventories of products using rice bran products would spoil or become unusable between seasons.

NutraCea does not currently have a supply contract with RiceX and purchases its rice bran products at RiceX's standard prices. NutraCea(R) believes that it will be able to continue purchasing its requirements of stabilized rice bran products from RiceX. There are no other known sources of stabilized rice bran of the quality comparable to that produced by RiceX. The interruption of supply from RiceX, either because of other significant purchasers or the damage or destruction of the RiceX processing facility, could interrupt the production of NutraCea's products, and a prolonged interruption would have a material adverse effect on our business, financial condition and our results of operation if we did not quickly locate another suitable supplier.

COMPETITION

NutraCea competes with other companies which offer products that incorporate stabilized rice bran as well as companies that offer other food ingredients and nutritional supplements. Suppliers of nutritional supplements and other products that use stabilized rice bran provided by other suppliers are subject to the higher costs of shorter shelf life and the seasonal availability of stabilized rice bran ingredients. NutraCea also faces competition from companies providing products that use oat bran and wheat bran in the nutritional supplements as well as health and beauty aids. Many consumers may consider such products to be a replacement for the products manufactured and distributed by NutraCea even though they have a higher incidence of allergic reactions and adverse health indications. Many of NutraCea's competitors have greater marketing, research, and capital resources than NutraCea does, and may be able to offer their products at lower costs because of their greater purchasing power or the lower cost of oat and wheat bran ingredients. There are no assurances that NutraCea's products will be able to compete successfully.

GOVERNMENT REGULATION

The Federal Food, Drug, and Cosmetic Act ("FFDCA") and the U.S. Food and drug Administration ("FDA") regulations govern the marketing of NutraCea's products.

The FFDCA provides the statutory framework governing the manufacturing, distribution, composition and labeling of dietary supplements for human consumption. These requirements apply to NutraCea's products distributed by the TheraFoods(R) and ProCeutical(R) divisions.

Marketers of dietary supplements may make three different types of claims in labeling: nutrient content claims; nutritional support claims; and health claims.

- Nutrient content claims are those claims that state the nutritional content of a dietary supplement and include claims such as "high in calcium" and "a good source of vitamin C." The FFDCA prescribes the form and content of nutritional labeling of dietary supplements and requires the marketer to list all of the ingredients contained in each product. A manufacturer is not required to file any information with the FDA regarding nutrient content claims, but must have adequate data to support any such claims.

- Nutritional support claims may be either statements about classical nutritional deficiency diseases, such as "vitamin C prevents scurvy" or statements regarding the effect of a nutrient on the structure or function of the body, such as "calcium builds strong bones." The FFDCA requires that any claim regarding the effect of a nutrient on a structure or function of the body must be substantiated by the manufacturer as true and not misleading. In addition, the label for such products must bear the prescribed disclaimer:
"This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease."

- Health claims state a relationship between a nutrient and a disease or a health-related condition. FDA's regulations permit certain health claims regarding the consumption of fiber and the reduction of risk for certain diseases, such claims may relate to rice bran ingredients.
The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements, including the power to seize adulterated or misbranded products or unapproved new drugs, to request product recall, to enjoin further manufacture or sale of a product, to issue warning letters, and to institute criminal proceedings. In the future, NutraCea may be subject to additional laws or regulations administered by the FDA or other regulatory authorities, the repeal of laws or regulations that NutraCea might consider favorable or more stringent interpretations of current laws or regulations. NutraCea is not able to predict the nature of such future laws or regulations, nor can it predict the effect of such laws or regulations on its operations. NutraCea may be required to reformulate certain of its products, recall or withdraw those products that cannot be reformulated, keep additional records, or undertake expanded scientific substantiation. Any or all of such requirements could have a material adverse effect on NutraCea's business and financial condition.

The Federal Trade Commission (the "FTC") regulates the advertising of dietary supplement and other health-related products. The FTC's primary concern is that any advertising must be truthful and not misleading, and that a company must have adequate substantiation for all product claims. The FTC actively enforces requirements that companies possess adequate substantiation for product claims. FTC enforcement actions may result in consent decrees, cease and desist orders, judicial injunctions, and the payment of fines with respect to advertising claims that are found to be unsubstantiated.

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

RESULTS OF TRIALS AND SCIENTIFIC RESEARCH

The beneficial attributes of stabilized rice bran, including the RiSolubles(R) and RiceMucil(R) Nutritional Supplements, have been studied and reported by several laboratories, including Medallion Laboratories, Craft's Technologies, Inc., Southern Testing & Research Laboratories, and Ralston Analytical Laboratories. NutraCea has no affiliation with any of the laboratories that performed these studies but did pay for certain portions of these studies. These analyses have verified the presence of antioxidants, polyphenols, and phytosterols, as well as beneficial macro and trace minerals, in NutraCea's stabilized rice bran products. Antioxidants are compounds which scavenge or neutralize damaging compounds called free radicals. Polyphenols are organic compounds which potentially act as direct antioxidants. Phytosterols are plant-derived sterol molecules that help improve immune response to fight certain diseases.

A 57-subject clinical trial conducted by Advanced Medical Research with funding by RiceX suggested that consumption of the stabilized rice bran used in NutraCea's RiSolubles(R) and RiceMucil(R) Nutritional Supplements may lower blood glucose levels of type 1 and type 2 diabetes mellitus patients and may be beneficial in reducing high blood cholesterol and high blood lipid levels. If warranted, NutraCea(R) may develop products which address the use of stabilized rice bran products as medical foods for, and to potentially make health benefit claims relating to, the effects of dietary rice bran on diabetes and cardiovascular disease.

Through several consulting physicians, NutraCea has relationships with several medical institutions and practicing physicians who may continue to conduct clinical trials and beta work for its products. Some of these previous clinical trials are reviewed in an article published in the March 2002 issue of the Journal of Nutritional Biochemistry. The trials produced positive results by showing that the levels of blood lipids and glycosylated hemoglobin were reduced. Subsequently six domestic and international patents were issued.

The W. F. Young Company, distributors of Absorbine(R) Equine Pain Relief Products, sponsored a 50-horse equine clinical trial, which demonstrated the NutraCea's Absorbine Flex+(R) Equine Products to be effective products for treating joint degeneration as well as inflammation in horses.

INTELLECTUAL PROPERTY

NutraCea, through NTI, filed applications with the U.S. Patent and Trademark Office and has successfully registered NutraCea's logo, StaBran(R), RiSolubles(R), RiceMucil(R), and 22 other product names, as registered federal trademarks and service marks. NutraCea has 27 additional trademark and service mark applications pending. Six of these pending applications have been approved and we are awaiting the trademark serial numbers. Five applications have been rejected by the trademark office and require further prosecution, and eleven are newly filed applications with no further action as yet required by the trademark office

NutraCea has the international rights and operates under a license from RiceX for the domestic use of Patent Number 6,126,943 entitled "A Method for Treating Hypercholesterolemia, Hyperlipidemia, and Atherosclerosis," which was published October 3, 2000; Patent Number 6,303,586 entitled "A Method for Treating Diabetes, Hyperglycemia and Hypoglycemia," which was published October 16, 2001; Patent Number 6,303,586 B1 entitled "Supportive Therapy for Diabetes, Hyperglycemia and Hypoglycemia" which was published October 16, 2001; and Patent Number 6,350,473 entitled "A Method for Treating Diabetes, Hyperglycemia and Hypoglycemia, and Atherosclerosis" which was published February 26, 2002. Each of the foregoing patents relate to the use of rice bran in connection with products and methods of treatment for the above referenced diseases.

NutraCea, through NTI, filed a non-provisional patent application with 47 claims entitled "Methods of Treating Joint Inflammation, Pain and Loss of Mobility" on November 6, 2001. In a December 3, 2002 office action, the U.S. Patent and Trademark Office allowed 26 and disallowed 21 of the patent's 47 claims. Subsequently, in February 2004, the 26 claims which were allowed in December of 2002 were disallowed. In March 2004 NutraCea appealed the disallowance of the 26 claims which were previously allowed. Additionally, in October 2003, nine additional preventive claims were added to the patent. In February 2005 NutraCea received a written notification that the U.S. Patent and Trademark Office had allowed 11 claims and the prosecution of the application was closed. The associated fees have been paid and NutraCea is awaiting publication of the patent.

NutraCea believes that its trademarks and patent rights represent a significant asset and the loss of any such rights could have a significant effect on the future of the company and its financial condition of NutraCea.

RESEARCH AND DEVELOPMENT EXPENDITURES

During fiscal years 2004 and 2003, NTI spent $78,331 and $63,873, respectively, on product research and development.

EMPLOYEES

NutraCea has six full time employees, and four independent contracted staff members. None of NutraCea's employees are employed pursuant to a collective bargaining or union agreement, and it considers that its relationship with its employees is good.

FACTORS  AFFECTING  NUTRACEA'S  BUSINESS

NutraCea will need additional funds to finance long term product research and development as well as fund our current operations. While NutraCea has adequate cash reserves and working capital to fund current operations, its ability to meet long term business objectives and debt obligations is dependent upon its ability to raise additional financing through public or private equity financings, establish increasing cash flow from operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund long term operations.

NutraCea has developed and is marketing a number of products, including food supplements, medical foods and cosmeceuticals, which are derived from stabilized rice bran and specially formulated rice bran oil. These rice bran based products are relatively new which will require NutraCea to successfully introduce products to the marketplace and create a sustainable and expanding market for its products.

The failure of NutraCea to effectively create a market and demand for its products would have a material adverse affect on business, financial condition and results of operations.

The dietary supplement and cosmetic industries are subject to considerable government regulation both as to efficacy as well as labeling and advertising. There is no assurance that all of NutraCea's products and marketing strategies will satisfy all of the applicable regulations of the DSHEA, FDA and/or the FTC. Failure to meet any applicable regulations would require NutraCea to limit the production or marketing of any non-compliant products or advertising which could subject NutraCea to financial or other penalties.

Our prospects for financial success are difficult to forecast because we have a relatively limited operating history. NutraCea's current business commenced in February 2000, when its wholly owned subsidiary, NTI, first started its operations. Consequently, both NutraCea and its operating subsidiary have a limited operating history upon which an evaluation of their future prospects can be based. Neither NutraCea nor its subsidiaries, NTI and NutraGlo, have ever made a profit in any fiscal quarter. Our prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets. To address these risks, NutraCea must, among other things, expand its customer base, increase its cash flow from operations, develop new products, respond effectively to competitive developments, and continue to attract, retain and motivate qualified employees. NutraCea's inability to further develop and expand its operations would materially adversely affect NutraCea's business, financial condition and results of operations.

NutraCea operates in a rapidly changing and growing industry, which is characterized by vigorous competition from both established companies and potential new companies. The markets for food supplements and cosmetics are extremely competitive both as to price and quality.

NutraCea utilizes certain patents owned by RiceX. While RiceX is aware of NutraCea's use of these certain patents, both internationally and domestically, the companies have never formalized this use in a written agreement. Consequently, RiceX could notify NutraCea to discontinue utilizing those certain patents referred to above under the Section "Intellectual Property." While NutraCea believes it has certain rights to use these patents, any interruption in their availability to NutraCea could have an adverse effect on certain products marketed by NutraCea.

Dependence on Key Supplier

RiceX is a publicly owned company. The spouse of our largest stockholder owns approximately 5% of RiceX and is a director of RiceX. RiceX is our sole supplier for rice bran derivatives, which are integral to the manufacturing of our products and which account for about 72% of our total cost of sales.

RiceX agreed to sell to us its rice bran derivatives at prices equal to the lower of RiceX's standard price or the price negotiated by other customers for like quantities and products. The agreement also provided that RiceX would not sell any rice bran derivatives products in the United States except to NutraCea. This latter part of the agreement was terminated on July 9, 2002.

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

In summary, NutraCea's net sales and operating results in any particular quarter may fluctuate as a result of a number of factors, including its current dependence on one source for its stabilized rice bran, the need to validate the benefits and applications for stabilized rice bran products, delays in establishing markets for its products, the current rise in economic recovery as well as the overall performance of the food supplement and cosmetic industries as discussed above. NutraCea's future operating results will depend, to a large extent, on its ability to anticipate and successfully react to these and other factors and successfully implements its growth strategy.

ITEM  2.     DESCRIPTION  OF  PROPERTY

NutraCea subleases its executive offices, warehouse and laboratory, located at 1261 Hawk's Flight Court, El Dorado Hills, California, from RiceX for a monthly rental of $6,366. We have subleased this 10,080 square foot facility through September 30, 2006. NutraCea believes that this facility will be adequate for current operations.

ITEM  3.     LEGAL  PROCEEDINGS

NutraCea is involved from time to time in various lawsuits that arise in the course of its business. At the current time there is no outstanding litigation involving NutraCea.

On July 16, 2002, NutraCea was summoned to answer a Complaint filed by Faraday Financial, Inc. ("Faraday") in District Court, County of Salt Lake, Utah (Case No. 020906477). The Complaint claims that NutraCea issued convertible promissory notes totaling $450,000 and a promissory note totaling $50,000. On December 13, 2001, Faraday entered into a settlement agreement with NutraCea, whereby Faraday agreed to cancel the promissory notes in exchange for 735,730 shares of NutraCea's preferred stock. Faraday claims that the settlement agreement required that NutraCea effect a registration statement covering the preferred stock by June 30, 2002, which NutraCea failed to do, and new demands that NutraCea immediately forfeit to Faraday 735,730 shares of common stock owned by the Chief Executive Officer of NutraCea. Faraday has filed its fourth claim for relief for a judgment against NutraCea for $500,000, plus accrued, but unpaid interest, attorneys' fees and costs, and other such costs. A Settlement Agreement was executed on December 10, 2003. In consideration for the mutual releases, Faraday converted 735,730 preferred into 735,730 common shares and $90,127 of accrued preferred dividends into 1,201,692 common shares. During 2004 NutraCea issued an additional 250,000 shares to Faraday to compensate for minimum realization amounts. Concurrently, with the executed Settlement Agreement, a joint stipulated motion to stay all proceedings was filed with the Court. If Faraday has not lifted the stay by June 10, 2005, NutraCea shall deliver to Faraday an executed stipulation for dismissal with prejudice of the Complaint and Counterclaim.

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

                 -------------------------------------------
                 YEAR ENDED DECEMBER 31, 2003   LOW    HIGH

                 -------------------------------------------
                 First Quarter                 $.60*  $1.10*
                 -------------------------------------------
                 Second Quarter                $.50*  $1.10*
                 -------------------------------------------
                 Third Quarter                 $.70*  $2.70*
                 -------------------------------------------
                 Fourth Quarter                $ .85  $ 1.85
                 -------------------------------------------

                 -------------------------------------------
                 YEAR ENDED DECEMBER 31, 2004   LOW    HIGH

                 -----------------------------------  ------
                 First Quarter                 $ .87  $ 2.14
                 -----------------------------------  ------
                 Second Quarter                $ .83  $ 1.33
                 -----------------------------------  ------
                 Third Quarter                 $ .29  $ 1.16
                 -------------------------------------------
                 Fourth Quarter                $ .32  $  .56
                 -------------------------------------------

     *Represents stock prices adjusted for 1 for 10 share split in November
2003.
____________________________

As of March 15, 2005, there were approximately 185 holders of record of NutraCea's Common Stock. This amount does not include shares held in street name.

DIVIDEND POLICY

NutraCea has never paid any cash dividends on its common stock. NutraCea currently anticipates that it will retain all future earnings for use in its business. Consequently, it does not anticipate paying any cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

--------------------------------------------------------------------------------------------------------
Plan Category          Number of securities    Weighted-average       Number of    Number of securities
                        to be issued upon      exercise price of    shares issued   remaining available
                           exercise of       outstanding options,                   for future issuance
                       outstanding options,   warrants and rights                      under equity
                       warrants and rights                                          compensation plans
                                                                                   (excluding securities
                                                                                    reflected in column
--------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by                       -0-  N/A                        9,895,190               104,810
security holders
--------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by            14,744,856  $                0.56            -0-            14,744,856
security holders
--------------------------------------------------------------------------------------------------------
Total                            14,744,856  $                0.56      9,895,190            14,849,666
--------------------------------------------------------------------------------------------------------

STOCK COMPENSATION PLANS

On October 30, 2003, the Board of Directors approved and adopted the 2003 Stock Compensation Plan and authorized the President of NutraCea to execute a registration statement under the Securities Act of 1933 for 10,000,000 shares of common stock. Under the plan, the Board of Directors or a committee thereof may grant warrants, options, restricted common shares, unrestricted common shares and other awards to directors, employees and consultants of NutraCea for services rendered. As of December 31, 2004, 9,905,327 shares of common stock have been issued under the Stock Compensation Plan.
Other equity compensation plans not approved by shareholders include options and warrants issued in connection with employment agreements (8,289,700 options) and options and warrants issued to consultants in exchange for services rendered (6,095,156).

RECENT  SALES  OF  UNREGISTERED  SECURITIES

During the three months ended December 31, 2004, NutraCea issued the following equity securities pursuant to the private placement exemption provided by
Section 4(2) of the Securities Act of 1933. These are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and bear a legend stating the restrictions on resale.

     - Options and warrants representing 25,000 shares of common stock were exercised for a total value of $5,000.

     - NutraCea issued 1,717,069 shares of common stock to three consultants for services valued at $657,531.

     - On September 8, 2004, NutraCea and Langley Park Investments PLC ("Langley") signed a Stock Purchase Agreement under which NutraCea agreed to sell 7,000,000 shares of its common stock to Langley. The transaction will close at the time that Langley's shares are trading on the London Stock Exchange for anticipated consideration to NutraCea
          (i) immediately following the closing of approximately $1,190,000 U.S.D. in Langley stock, and (ii) additional consideration of that number of Langley shares which, as of the closing, will have a value of approximately $1,190,000 (the "Langley Shares").

In addition, during the year ended December 31, 2004, NutraCea issued the following equity securities pursuant to Section 3(a)(9) of the Securities Act of 1933 pertaining to securities issued for conversion or exchange of preferred stock and dividends thereon.

     - NutraCea issued 5,759 shares of common stock in payment of preferred dividends in the amount of $5,986.

     - NutraCea converted 540,000 shares of preferred stock to 630,000 shares of common stock valued at $348,351.

RECENT SALES OF REGISTERED SECURITIES

NutraCea issued 55,588 shares of common stock to one consultant for services valued at $22,500.

PURCHASE OF EQUITY SECURITIES BY COMPANY

------------------------------------------------------------------------------------------------------
                                                                                      Maximum Number
                                                                                     (or Approximate
                                                               Total Number of       Dollar Value) of
                                                              Shares (or Units)     Shares (or Units)
                    Total Number of                         Purchased as Part of     that May Yet be
                   Shares (or Units)   Average Price Paid    Publicly Announced    Purchased Under the
Period                 Purchased      per Share (or Unit)     Plans or Programs     Plans or Programs
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
                       344,956
April 1, 2004           Common        $       0.67                    -0-                   -0-
------------------------------------------------------------------------------------------------------
                    130,000 Series A
December 22, 2004  Preferred          $       1.00                    -0-                   -0-
------------------------------------------------------------------------------------------------------

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN  OF
             OPERATION

For more detailed financial information, please refer to the audited December 31, 2004 Financial Statements included in this Form 10-KSB.

CAUTION  ABOUT  FORWARD-LOOKING  STATEMENTS

This Form 10-KSB includes "forward-looking" statements about future financial results, future business changes and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We do not undertake to update the information in this Form 10-KSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of NutraCea's business are discussed throughout this Form 10-KSB and should be considered carefully.

RESULTS OF OPERATIONS

Our revenues decreased by $311,924, to $1,224,229 in 2004 from $1, 536,153 in
2003. The 20% decrease resulted from a decrease of approximately $730,500 in sales by our equine division from $1,248,996 in 2003 to $600,976 in 2004. This decrease was partially offset by product licensing fees of

$214,500 in 2004 ($0 in 2003). We expect sales by our equine division to increase in 2005 and approach the level reached in 2003.

Cost of goods sold decreased by $245,539 to $600,129 in 2004 from $845,668 in 2003. This 29% decrease results primarily from a decrease in cost of goods sold from our equine division of $321,371 in 2004.

Gross profit decreased by $66,385 to $624,100 in 2004, from $690,485 in 2003.
This 10% decrease is due to lower equine division sales, which have been partially offset by the licensing fees revenue in 2004.

Operating expenses increased by $15,257,973 to $24,175,462 in 2004, from $8,917,489 in 2003. This increase was primarily due to increased non-cash expenses related to issuances of common stock and common stock warrants and options awards. These non-cash items totaled $20,998,119 in 2004 and $1,577,938 in 2003. Also, professional fees increased $703,360 to $1,122,250 in 2004 from $418,890 in 2003. Primary reasons for the increase in professional fees include the use of consultants instead of hiring permanent employees ($351,820), legal fees associated with transactions ($157,570), and additional costs associated with public filings ($109,042). Employee wages and related expense increased by $153,640 due to increased bonuses of $305,000 which were partially offset by reductions in the total number of employees.

Interest expense decreased by $4,283,194 to $27,602 in 2004, from $4,310,796 in 2003 primarily due to the recording of $4,224,246 in interest expense in 2003 relating to modifications of stock option and warrant awards attached to debt as a result of the 1 for 10 reverse split on November 12, 2003.

CAPITAL  FINANCING

During December 2004, we borrowed $2,400,000 in notes payable to help finance future operations. The notes are for a one year term, bear interest at 7% interest compounded quarterly and are secured by all of the assets of NutraCea. The holders were issued warrants to purchase a total of 2,400,000 shares of NutraCea's common stock at an exercise price of $0.30 per share. The warrants are immediately exercisable and expire in seven years from the date of issuance. Debt discount expense of $786,370 was recorded in connection with issuance of these warrants and is being amortized over the life of the notes payable.

LIQUIDITY  AND  CAPITAL  RESOURCES

We have incurred significant operating losses for its last three fiscal years and, as of December 31, 2004 NutraCea had an accumulated deficit of $44,927,792. At December 31, 2004, NutraCea had cash and cash equivalents of $1,928,281 and a net working capital of $283,835. While we believe this amount is sufficient to fund current business requirements it is not deemed sufficient to cover our expanded business plan and growth, nor the repayment of debt obligations.

To date, we have funded our operating deficits through a combination of short-term debt and the issuance of common and preferred stock. During 2004, we raised $2,400,000 from the issuance of third-party notes payable. We also raised $2,776,468 through the exercise of stock options during 2004.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial conditions and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

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

Valuation of long-lived assets
------------------------------

Long-lived assets, consisting primarily of property and equipment, patents and trademarks, and goodwill, comprise a significant portion of NutraCea's total assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets. The cash flow projections are based on historical experience, management's view of growth rates within the industry, and the anticipated future economic environment.

Factors NutraCea considers important that could trigger a review for impairment includes the following:

     (a) significant underperformance relative to expected historical or projected future operating results,

     (b) significant changes in the manner of its use of the acquired assets or the strategy of its overall business, and

     (c)  significant negative industry or economic trends.

When NutraCea determines that the carrying value of patents and trademarks, long-lived assets and related goodwill and enterprise-level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model.

Marketable  Securities  -  Marketable  securities  are  marked to market at each
----------------------
period end. Any unrealized gains and losses on the marketable securities are excluded from operating results and are recorded as a component of Other comprehensive income (loss). If declines in value are deemed other than temporary, losses are reflected in Net income (loss).

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or
---------
market and consists of nutraceutical products manufactured by an affiliated company, RiceX, which the Company enhances for final distribution to its customers. While the Company has an inventory of these products, which contain ingredients supplied by RiceX, any significant prolonged shortage of these ingredients or of the supplies used to enhance these ingredients could materially adversely affect the Company's results of operations.

Property and Equipment - Property and equipment are stated at cost.  The Company
----------------------
provides for depreciation using the straight-line method over the estimated useful lives as follows:

              Furniture and equipment       5-7 years
              Automobile                      5 years
              Software                        3 years
              Leasehold Improvements        2.4 years

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

Fair Value of Financial Instruments - For certain of the Company's financial
-----------------------------------
instruments, including cash, accounts receivable, inventory, prepaid expenses, accounts payable, accrued salaries and benefits, deferred compensation, accrued expenses, customer deposits, due to related party, notes payable - related party, and note payable the carrying amounts approximate fair value due to their short maturities.

Stock-Based Compensation - Compensation is recorded for stock-based compensation
------------------------
grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. Additionally, for stock-based compensation grants to consultants, NutraCea recognizes as compensation expense the fair value of such grants as calculated pursuant to SFAS No. 123, recognized over the related service period. SFAS No. 148 requires companies to disclose pro forma results of the estimated effect on net income and earnings per share to reflect application of the fair value recognition provision of SFAS No. 123.

Off Balance Sheet Arrangements
------------------------------

None

ITEM  7.     FINANCIAL  STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
REPORT OF INDEPENDENT REGISTRED PUBLIC
ACCOUNTING FIRM . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet. . . . . . . . . . . . . . . . . . . . .   F-2

     Consolidated Statements of Operations . . . . . . . . . . . . . . .   F-3

     Consolidated Statement of Comprehensive Losses. . . . . . . . . . .   F-4

     Consolidated Statements of  Changes in Stockholder Equity . . . . .   F-5

     Consolidated Statements of Cash Flows . . . . . . . . . . . . . . .   F-8

     Notes to Consolidated Financial Statements. . . . . . . . . . . . .  F-10

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

Board of Directors
NutraCea and subsidiaries
El Dorado Hills, California

We have audited the accompanying consolidated balance sheet of NutraCea as of December 31, 2004, and the related statements of operations, changes in stockholders' deficit, and cash flow for each of the two years then ended.
These financial statements are the responsibility of NutraCea's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NutraCea as of December 31, 2004, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

February 14, 2005

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
 DECEMBER 31, 2004

                                     ASSETS
CURRENT ASSETS
  Cash                                                           $  1,928,281
  Marketable securities                                               183,801
  Accounts receivable                                                   7,681
  Inventory                                                           304,064
  Prepaid expenses                                                     30,755
                                                                 -------------
      Total current assets                                          2,454,582

RESTRICTED MARKETABLE SECURITIES                                      183,801
PROPERTY AND EQUIPMENT, net                                           119,650
PATENTS AND TRADEMARKS, net                                           329,851
GOODWILL                                                              250,001
                                                                 -------------

        TOTAL ASSETS                                             $  3,337,885
                                                                 =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                               $    261,073
  Accrued expenses                                                    180,049
  Due to related parties                                               73,978
  Notes payable                                                     1,635,174
  Convertible, mandatorily redeemable series A preferred stock, no par value, $1 stated value
      20,000,000 shares authorized
      0 shares issued and outstanding                                  20,473
                                                                 -------------
    Total current liabilities                                       2,170,747
                                                                 -------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Common stock, no par value
    100,000,000 shares authorized
    36,130,544shares issued and outstanding                        48,123,282
  Deferred compensation                                               (15,954)
  Accumulated deficit                                             (44,927,792)
                                                                 -------------
  Accumulated other comprehensive income,
    unrealized loss on marketable securities                       (2,012,398)
                                                                 -------------
      Total shareholders' equity                                    1,167,138
                                                                 -------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $  3,337,885
                                                                 =============

                                      F-2
     The accompanying notes are an integral part of these financials

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the years ended
                                                       December 31
                                                  2004           2003
                                             --------------  -------------
REVENUES
  Net product sales                          $    1,009,729   $  1,536,153
  Licensing fees                                    214,500              -
                                             --------------  -------------
    Total revenues                                1,224,229      1,536,153

COST OF GOODS SOLD                                  600,129        845,668
                                             --------------  -------------

GROSS PROFIT                                        624,100        690,485

OPERATING EXPENSES                               24,175,462      8,917,489
                                             --------------  -------------

LOSS FROM OPERATIONS                            (23,551,362)    (8,227,004)
                                             --------------  -------------

OTHER INCOME (EXPENSE)
  Interest income                                     4,497              2
  Interest expense                                  (27,602)    (4,310,796)
                                             --------------  -------------

    Total other income (expense)                    (23,105)    (4,310,794)
                                             --------------  -------------

NET LOSS                                        (23,574,467)   (12,537,798)

CUMULATIVE PREFERRED DIVIDENDS                        8,373        124,411
                                             --------------  -------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS    $  (23,582,840)  $(12,662,209)
                                             ==============  =============

BASIC AND DILUTED LOSS AVAILABLE TO COMMON
  SHAREHOLDERS PER SHARE                     $        (1.18)  $      (2.07)
                                             ==============  =============

BASIC AND DILUTED WEIGHTED-AVERAGE SHARES
  OUTSTANDING                                    19,905,965      6,106,548
                                             ==============  =============

                                      F-3
     The accompanying notes are an integral part of these financials

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                      For the years ended
                                           December 31
                                      2004           2003
                                 --------------  -------------

NET LOSS                         $  (23,574,467)  $(12,537,798)

OTHER COMPREHENSIVE LOSS
  Unrealized loss on marketable
    securites                        (2,012,398)             -
                                 --------------  -------------

COMPREHENSIVE LOSS               $  (25,586,865)  $(12,537,798)
                                 ==============  =============


                                      F-4
     The accompanying notes are an integral part of these financials

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                   Convertible, Redeemable
                                  Series A Preferred Stock     Common Stock         Committed    Deferred   Other Com-
                                 -------------------------  ----------------------    Common      Compen-   prehensive  Accumulated
                                   Shares        Amount      Shares      Amount       Stock       sation    Loss          Deficit
                                 -----------  ------------  ---------  -----------  ----------  ----------  ---------  ------------
BALANCE, DECEMBER 31, 2002        2,144,707   $ 2,060,931   2,375,807  $5,861,702   $ 571,674   $(873,273)  $   -      $(8,682,746)
PREFERRED STOCK ISSUED
  FOR ACCRUED INTEREST              200,000         8,351
PREFERRED STOCK DIVIDEND                          124,411                                                                 (124,411)
PREFERRED STOCK CONVERTED
  TO COMMON STOCK                (1,674,707)   (1,633,453)    254,323   1,651,860
PREFERRED DIVIDENDS CONVERTED
  TO COMMON STOCK                                (208,450)    278,766     190,043
COMMON STOCK ISSUED
  for committed stock                                         145,917     571,674    (571,674)
  for cash                                                    134,048     111,500
  for services rendered                                        28,688      29,795
  for deferred salaries                                       475,555     416,899
  for accounts payable                                         80,114      62,724
  for convertible notes payable                             3,431,251     823,119
  for loan collateral                                          50,000
ISSUANCE COSTS                                                             (7,000)
AMORTIZATION OF DEFERRED
  COMPENSATION                                                                                    140,114
REVERSAL OF DEFERRED
  COMPENSATION                                                           (243,605)                243,605
STOCK OPTIONS EXERCISED
  FOR CASH                                                  4,519,373     427,575

                                    Total
                                 ------------
BALANCE, DECEMBER 31, 2002       $(3,122,643)
PREFERRED STOCK ISSUED
  FOR ACCRUED INTEREST
PREFERRED STOCK DIVIDEND            (124,411)
PREFERRED STOCK CONVERTED
  TO COMMON STOCK                  1,651,860
PREFERRED DIVIDENDS CONVERTED
  TO COMMON STOCK                    190,043
COMMON STOCK ISSUED
  for committed stock                     __
  for cash                           111,500
  for services rendered               29,795
  for deferred salaries              416,899
  for accounts payable                62,724
  for convertible notes payable      823,119
  for loan collateral
ISSUANCE COSTS                        (7,000)
AMORTIZATION OF DEFERRED
  COMPENSATION                       140,114
REVERSAL OF DEFERRED
  COMPENSATION                            __
STOCK OPTIONS EXERCISED
  FOR CASH                           427,575

                                      F-5
     The accompanying notes are an integral part of these financials

STOCK OPTIONS ISSUED
  in lieu of deferred salaries                                               150,465
  for services rendered                                                    1,274,584         (109,000)
  for accounts payable                                                        40,527
  for convertible debt                                                       183,855
BENEFICIAL CONVERSION FEATURE
  FOR CONVERTIBLE DEBT                                                        99,516
STOCK OPTIONS CANCELLED                                                     (476,362)         476,362
MODIFICATION OF OPTIONS AND WARRANTS
    non-employees                                                          9,507,253
    employees                                                                303,750
NET LOSS                                                                                                      (12,537,798)

BALANCE, DECEMBER 31, 2003             670,000   $ 351,790   11,773,842  $20,979,874   $ -  $(122,192)  $ -  $(21,344,955)
PREFERRED STOCK DIVIDEND                             8,373                                                         (8,373)
PREFERRED STOCK DIVIDEND PAID                      (48,004)
PREFERRED STOCK REPURCHASED           (130,000)
PREFERRED STOCK CONVERTED
  TO COMMON STOCK                     (540,000)   (348,351)     630,000      348,351
PREFERRED DIVIDENDS CONVERTED
  TO COMMON STOCK                                   (5,986)       5,759        5,986
COMMON STOCK ISSUED
  for marketable securities                                   7,000,000    2,380,000
  for services rendered                                       4,407,950    3,470,100
  for patent incentive plan                                     180,000      239,100
  for accounts payable                                          168,626       57,944
  for settlements                                             5,780,000    8,837,816


STOCK OPTIONS ISSUED
  in lieu of deferred salaries             150,465
  for services rendered                  1,165,584
  for accounts payable                      40,527
  for convertible debt                     183,855
BENEFICIAL CONVERSION FEATURE
  FOR CONVERTIBLE DEBT                      99,516
STOCK OPTIONS CANCELLED                         __
MODIFICATION OF OPTIONS AND WARRANTS
    non-employees                        9,507,253
    employees                              303,750
NET LOSS                               (12,537,798)

BALANCE, DECEMBER 31, 2003            $   (487,273)
PREFERRED STOCK DIVIDEND                    (8,373)
PREFERRED STOCK DIVIDEND PAID
PREFERRED STOCK REPURCHASED
PREFERRED STOCK CONVERTED
  TO COMMON STOCK                          348,351
PREFERRED DIVIDENDS CONVERTED
  TO COMMON STOCK                            5,986
COMMON STOCK ISSUED
  for marketable securities              2,380,000
  for services rendered                  3,470,100
  for patent incentive plan                239,100
  for accounts payable                      57,944
  for settlements                        8,837,816


                                      F-6
     The accompanying notes are an integral part of these financials

AMORTIZATION OF DEFERRED
  COMPENSATION                                                                    57,648
REVERSAL OF STOCK OPTIONS                                        (48,590)         48,590
COMMON STOCK CANCELLED                             (50,000)
STOCK OPTIONS EXERCISED FOR CASH                 6,579,323     2,776,468
STOCK OPTIONS ISSUED
  for services rendered                                        8,582,516
  for notes payable                                              786,370
RECLASS OF OPTIONS TO
  PREFERRRED STOCK                      62,651                   (62,651)
COMMON STOCK REPURCHASED                          (344,956)     (230,000)

OTHER COMPREHENSIVE LOSS                                                                    (2,012,398)
NET LOSS                            -                    -             -               -             -    (23,574,467)
                                 -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2004          -  $20,473  36,130,544   $48,123,284   $ -  $(15,954)  $(2,012,398)  $(44,927,795)
                                 =====================================================================================

AMORTIZATION OF DEFERRED
  COMPENSATION                          57,648
REVERSAL OF STOCK OPTIONS                    -
COMMON STOCK CANCELLED                       -
STOCK OPTIONS EXERCISED FOR CASH     2,776,468
STOCK OPTIONS ISSUED
  for services rendered              8,582,516
  for notes payable                    786,370
RECLASS OF OPTIONS TO
  PREFERRRED STOCK                     (62,651)
COMMON STOCK REPURCHASED              (230,000)

OTHER COMPREHENSIVE LOSS            (2,012,398)
NET LOSS                           (23,574,467)
                                  -------------
BALANCE, DECEMBER 31, 2004        $  1,167,137
                                  =============

                                      F-7
     The accompanying notes are an integral part of these financials

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   For the Year Ended
                                                                                      December 31,
                                                                                  2004           2003
                                                                              -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                    $(23,574,467)  $(12,537,798)
  Adjustments to reconcile net loss to net cash used in operating activities
  Accretion of warrants used as a debt discount
  Depreciation and amortization                                                     38,057        238,900
  Non-cash issuances of preferred stock                                           (354,337)             -
  Non-cash issuances of common stock                                            15,339,296         29,795
  Non-cash issuances of stock options & warrants                                 9,306,234      1,349,439
  Beneficial conversion feature                                                          -         99,516
  Modifications of options and warrants, non-employees                              62,651      9,507,253
  Modifications of options and warrants, employees                                 (48,590)       303,750
      (Increase) decrease in
         Accounts receivable                                                        22,772        (23,180)
         Inventory                                                                (233,170)       (28,199)
         Prepaid expenses                                                          (15,898)        12,323
       Increase (decrease) in
         Advances from related parties                                              55,590         (8,206)
         Accounts payable                                                          (43,280)      (231,061)
         Accrued salaries and benefits                                               7,287         19,149
         Deferred compensation                                                     106,238        289,244
         Accrued expenses                                                          (51,058)       (53,107)
         Customer deposits                                                               -         57,170
                                                                              -------------  -------------
           Net cash provided (used) in operating activities                        617,325       (975,012)
                                                                              -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of marketable securities                                             (2,380,000)             -
  Purchase of property and equipment                                              (117,421)       (20,075)
  Purchase of patents and trademarks                                              (295,284)       (17,770)
                                                                              -------------  -------------
           Net cash used in investing activities                                (2,792,705)       (37,845)
                                                                              -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable, net                                               1,635,174        544,000
  Proceeds from notes payable-related parties                                            -        320,422
  Principal payments on notes payable                                                    -        (60,000)
  Principal payments on notes payable-related parties                                    -       (258,335)
  Payment of preferred dividends                                                   (48,004)
  Repurchase of preferred stock                                                   (130,000)
  Repurchase of common stock                                                      (230,000)
  Proceeds from the issuance of common stock, net                                                 104,500


                                      F-8
     The accompanying notes are an integral part of these financials

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


  Proceeds from exercise of stock options             2,776,468       427,575
        Net cash provided by financing activities     4,003,638     1,078,162
          Net increase (decrease) in cash             1,828,258        65,305
                                                     ----------  ------------
CASH, BEGINNING OF YEAR                                 100,023        34,718
                                                     ----------  ------------
CASH, END OF YEAR                                    $1,928,281  $    100,023
                                                     ==========  ============
CASH PAID FOR INTEREST                               $    1,391  $     21,631
CASH PAID FOR INCOME TAXES                           $        -  $          -
NON-CASH DISCLOSURE:                                 $2,380,000  $          -
                                                     ==========  ============
   PURCHASE OF LANGLEY PLC SHARES WITH COMMON STOCK

                                      F-9
     The accompanying notes are an integral part of these financials

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  ORGANIZATION  AND  LINE  OF  BUSINESS

General
-------

NutraCea was originally incorporated on February 4, 2000 in California as NutraStar Technologies Incorporated. On December 14, 2001, NutraStar Technologies Incorporated ("NTI") effected a reorganization with the inactive publicly-held company, Alliance Consumer International, Inc., and the name was changed to NutraStar Incorporated. The name was changed again to NutraCea on October 1, 2003.

NutraCea is a relatively new health science company focused on the development and distribution of products based upon the use of stabilized rice bran and proprietary rice bran formulations. Rice bran is the outer layer of brown rice which until recently was a wasted by-product of the commercial rice industry. These products include food supplements and medical foods which provide health benefits for humans and animals (known as "nutraceuticals") as well as cosmetics and beauty aids based on stabilized rice bran, rice bran derivatives and the rice bran oils.

On April 27, 2000, NTI formed NutraGlo Incorporated ("NutraGlo"), a Nevada corporation, which was owned 80% by NTI and 20% by NaturalGlo Investors L.P. During 2001, NutraGlo started marketing, manufacturing and distributing one of NutraCea's products to the equine market. In 2002, NutraCea issued 250,001 shares of its common stock to NaturalGlo Investors L.P. in exchange for the remaining 20% of the common stock of NutraGlo. The value of the shares was $250,001. As a result, NutraGlo is now a wholly owned subsidiary of NTI.

For internal reporting purposes, management segregates NutraCea into two segments: (1) NutraCea, including the transactions of TheraFoods(R), ProCeuticals(R), and NutraBeauticals(R), and (2) NutraGlo.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles of Consolidation - The consolidated financial statements include the
---------------------------
accounts of NutraCea and its wholly owned subsidiaries, NutraCea Technologies Incorporated and NutraGlo(R) (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

Revenue Recognition- Revenue is generally recognized upon shipment of product
-------------------
with a provision for estimated returns and allowances recorded at that time, if applicable. Commission revenue is generally recognized when earned and collection is reasonably assured. Licensing revenue is recognized when earned and collection is reasonably assured.

Accounts Receivable-The Company provides for the possible inability to collect
-------------------
accounts receivable by recording an allowance for doubtful accounts. As of December 31, 2004, there were no uncollectible accounts.

Marketable  Securities-Marketable securities are marked to market at each period
----------------------
end. Any unrealized gains and losses on the marketable securities are excluded from operating results and are recorded as a component of Other comprehensive income (loss). If declines in value are deemed other than temporary, losses are reflected in Net income (loss).

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Inventory-Inventory is stated at the lower of cost (first-in, first-out) or
---------
market and consists of nutraceutical products manufactured by an affiliated company, RiceX, which the Company enhances for final distribution to its customers. While the Company has an inventory of these products, which contain ingredients supplied by RiceX, any significant prolonged shortage of these ingredients or of the supplies used to enhance these ingredients could materially adversely affect the Company's results of operations.

Property  and  Equipment-Property and equipment are stated at cost.  The Company
------------------------
provides for depreciation using the straight-line method over the estimated useful lives as follows:

                  Furniture  and  equipment     5-7  years
                  Automobile                      5  years
                  Software                        3  years
                  Leasehold  Improvements       2.4  years

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

Patents and Trademarks-The Company has exclusive licenses for several patents,
----------------------
which were acquired from independent third parties and a related party. All costs associated with the patents are capitalized. Patents acquired from related parties are recorded at the carryover basis of the transferor. The Company paid cash as consideration for all patents and trademarks acquired, except the Via-Bran registered trademark, which was acquired for 21,409 shares of common stock valued at $21,409.
Amortization is computed on the straight-line method based on estimated useful lives of 17 to 20 years. The Company also has registered trademarks, which are amortized over estimated useful lives of 10 years.

The Company recorded a loss reserve totaling $75,359 as of December 31, 2002 related to the impairment of certain patents.

Deferred Compensation-Deferred compensation at December 31, 2004 represents the
---------------------
intrinsic value of options previously issued to employees that have not been vested.

Fair Value of Financial Instruments-For certain of the Company's financial
-----------------------------------
instruments, including cash, accounts receivable, inventory, prepaid expenses, accounts payable, accrued salaries and benefits, deferred compensation, accrued expenses, customer deposits, due to related party, notes payable - related party, and note payable the carrying amounts approximate fair value due to their short maturities.

Stock-Based Compensation-Compensation is recorded for stock-based compensation
------------------------
grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. Additionally, for stock-based compensation grants to consultants, NutraCea recognizes as compensation expense the fair value of such grants as calculated pursuant to SFAS No. 123, recognized over the related service period. SFAS No. 148 requires companies to disclose pro forma results of the estimated effect on net income and earnings per share to reflect application of the fair value recognition provision of SFAS No. 123.

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                      For the years
                                    ended December 31,
                                   2004            2003
                              --------------  -------------
Net loss available
 to common shareholders:
  As reported:                $ (23,582,840)  $(12,662,209)
  Pro forma:                  $ (25,955,080)  $(12,754,495)
Basic loss per common share:
  As reported:                $       (1.18)  $      (2.07)
  Pro forma:                  $       (1.31)  $      (2.09)


Advertising Expense-The Company expenses all advertising costs, including direct
--------------------
response advertising, as they are incurred. Advertising expense for 2004 and 2003 was $22,074 and $21,959, respectively.

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

Loss Per Share-Basic loss per share is computed by dividing loss available to
---------------
common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As such, basic and diluted loss per share is the same.

Estimates-The preparation of financial statements requires management to make
----------
estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk-On May 1, 2001, the Company entered into a
------------------------
three-year, exclusive distribution agreement with a customer, in which the customer is required to purchase a minimum of 90,000 pounds of the Company's product on or before July 1, 2001, 120,000 pounds before September 1, 2002, 275,000 pounds between September 1, 2002 and August 31, 2003, and 350,000 pounds between September 1, 2003 and August 31, 2004. During 2004, sales to this customer totaled $600,976 (59% of total sales). During 2003, sales to this customer totaled $1,247,086 (81% of total sales).

Recently Issued Accounting Pronouncements-SFAS No. 150, "Accounting for Certain
-----------------------------------------
Financial Instruments with Characteristics of both Liabilities and Equity" establishes standards for how an issuer classifies and measures in its statement

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. Having adopted of SFAS No. 150 in 2003, NutraCea has reclassified its preferred dividends as a current liability.

In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation" SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of this new accounting pronouncement would be similar to the Company's calculaton of the pro forma impact on net income of SFAS 123 included above.

NOTE  3  -  MARKETABLE  SECURITIES

On September 8, 2004 NutraCea purchased 1,272,026 shares of Langley Park Investment Trust, PLC, a United Kingdom closed-end mutual fund that is actively traded on a London exchange. Per the Stock Purchase Agreement, NutraCea paid with 7,000,000 shares of its own common stock.

Per the Agreement, NutraCea may sell 636,013 shares of Langley at any time, and the remaining 636,013 shares of Langley and the 7,000,000 shares of NutraCea are escrowed for a 2-year period. At the end of the period, Langley's NutraCea shares are measured for any loss in market value and if so, NutraCea must give up that pro-rata portion of its Langley shares up to the escrowed 636,013 shares.

As of December 31, 2004 the NutraCea shares had not lost any value. However, the Langley shares are marked down to their fair market value of $367,602, with one-half or $183,801 shown as a current asset because they may be sold at any time, and the other one-half shown as long-term because they are held in escrow pending the 2-year review of NutraCea's stock valuation.

NOTE  4  -  PROPERTY  AND  EQUIPMENT

Property and equipment at December 31, 2004 consisted of the following:

     Furniture and equipment          $  62,007
     Automobile                          73,096
     Software                           286,047
     Leasehold improvements              13,870
                                      ----------

           Subtotal                   $ 435,020

       Less accumulated depreciation   (315,370)
                                      ----------

         TOTAL                        $ 119,650
                                      ==========

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Depreciation expense was $16,303 and $88,589 for 2004 and 2003, respectively.

NOTE  5  -  PATENTS  AND  TRADEMARKS

Patents and trademarks at December 31, 2004 consisted of the following:



     Patents, net of $75,359 of impairment expense from 2002   $ 317,024
     Trademarks                                                   62,328
                                                               ---------
                                                                 379,352
          Less  accumulated  amortization                        (49,501)
                                                               ---------

              TOTAL                                            $ 329,851
                                                               =========

At December 31, 2004, $91,009 of the NutraCea's patents and trademarks had been purchased from RiceX. Amortization expense was $21,754 and $10,198 for 2004 and 2003, respectively.

NOTE 6 - NOTES PAYABLE

In December 2004 NutraCea executed three promissory notes to third party investors totaling $2,400,000. The notes are for a one year term, bear interest at 7% interest compounded quarterly and are secured by all of the assets of NutraCea. The holders were issued warrants to purchase a total of 2,400,000 shares of NutraCea's common stock at an exercise price of $0.30 per share. The warrants are immediately exercisable and expire in seven years from the date of issuance. A discount on the debt of $786,370 was recorded for these warrants and is being amortized over the life of the notes.

NOTE 7 - PUT OPTION

During the year ended December 31, 2001, NutraCea issued 130,000 shares of Series A preferred stock to a related party as payment of accounts payable totaling $130,000. On January 15, 2002, these holders of the Series A preferred stock executed a put/call agreement. The put allowed for the holder to sell to NutraCea all, but not less than all, of the 130,000 shares of NutraCea's Series A preferred stock, or common stock if any of the Series A preferred stock were converted, for $130,000, plus all accumulated, but unpaid dividends, at any time after six months from January 15, 2002. In addition, NutraCea maintained the right to call the option and purchase back the shares of the Series A preferred stock for $130,000, plus any unpaid and accrued dividends at any time, subject to certain provisions. Prior to December 31, 2004 NutraCea purchased back the shares of the Series A preferred stock for $130,000.

NOTE  8  -  INCOME  TAXES

NutraCea has had losses since inception and, therefore, has not been subject to federal or state income taxes. As of December 31, 2004, NutraCea had accumulated net operating loss ("NOL") carryforwards for income tax purposes of approximately $28.2 million, resulting in a deferred tax asset amount of $9.6 million. All deferred tax asset amounts are fully reserved. These carryforwards expire in 2019 through 2024.

NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES

Lease
-----

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NutraCea leases its office space under a non-cancelable operating lease with RiceX that expires in September 2006 and requires monthly payments of $6,366. Future minimum payments under this lease agreement at December 31, 2004 were as follows:

          Year  Ending
          December  31,
          -------------

              2005          $ 76,389
              2006            57,292
                            --------

                TOTAL       $133,681
                            ========


Rent expense was $64,688 and $63,899 for the years ended December 31, 2004 and 2003, respectively.

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

Effective January 1, 2004, NutraCea amended the stock options section of an executive employment contract dated April 15, 2003. The amendment changed the vesting conditions on 250,000 shares of common stock to "upon the completion of the twelfth month of employment "instead of "upon the Company achieving two successful calendar quarters of net profits from operations of the business of the Company before interest, taxes, depreciation and amortization as conclusively determined by the independent certified public accountant for the Company".

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

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

On March 19, 2004, NutraCea approved granting a one-time cash bonus of 2/3 of normal salary to the CEO and President. The bonus amount for both executives is $180,000, was paid by April 1, 2004.

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

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

On June 2, 2004, NutraCea entered into two consulting agreements with sales and marketing consultants. Under the terms of the agreements, each consultant was issued 150,000 restricted shares of common stock, valued at $161,500. The agreement called for these shares to be included in the next registration statement filed.

On July 14, 2004, NutraCea entered into a six-month consulting agreement with a business consultant to provide NutraCea with consulting services and advice pertaining to NutraCea's business affairs. Compensation was $12,000 payable in cash monthly. In addition, should the consultant provide assistance to NutraCea in the raising of capital either in the form of equity or debt, NutraCea agreed to pay an additional future bonus or fee, which the consultant would receive based on the efforts expended and results obtained.

On August 1, 2004, NutraCea entered in a 90-day Independent Contractor Agreement with a contractor to prepare reports regarding investor relations, prepare advertising and marketing materials, and prepare press releases. Compensation was $12,000 payable in cash monthly.

On September 2, 2004, NutraCea entered into a 90-day consulting agreement with a securities firm to serve as NutraCea's investment advisor regarding acquisitions or similar corporate transactions and to provide assistance and advice with respect to raising capital required to consummate an acquisition or similar corporate transaction. A non-reimbursable initial fee of $50,000, to be credited again Phase I fees, was paid at execution of the agreement. Services were to be rendered as Phase I and Phase II services and compensated as follows.

     Phase I services: A fee of two percent of the total value of a target acquisition to be paid simultaneously with the closing of the acquisition or similar corporate transaction, to be paid 50% in cash and 50% in newly issued stock by NutraCea based on the closing values of the transaction on that day.

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

On November 26, 2004, the Company hired a consultant to help in the facilitation of the Company's business model. As compensation, the consultant was paid with 715,000 shares of common stock. Additionally, the consultant also entered into a non-exclusive, non-transferable, revocable licensing agreement to import and distribute the Company's products in accordance with its marketing plan. The consultant paid the Company $214,500 for these distribution rights.

On December 10, 2004 the Company entered into an employment agreement that expires December 31, 2007 with its Chief Executive Officer whereby the Company is to pay the officer a base salary of $150,000 in year one; a base salary of $150,000 in year two; and a base salary of $250,000 in year three. The agreement also provides that the officer is entitled to an annual incentive bonus based upon performance and to be provided a car of the employee's choice. The incentive bonus shall be paid annually within 10 days of the completion of the Company's annual independent audit. Such bonuses shall be one percent of NutraCea's "Gross Sales over $25,000,000" on an annualized basis or $6,250,000 per quarter and the Company reports a positive EBITDA for the period. The bonus amount shall be limited to a maximum of $750,000 in any calendar year and shall continue so long as the officer is an employee or consultant for the Company. In addition, the officer was issued warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $0.30 per share. The warrants are immediately exercisable and expire in ten years from the date of issuance. On December 17, 2004 the Company entered into an employment agreement that expires December 31, 2007 with its President whereby the Company is to pay the officer a base salary of $50,000 in year one; a base salary of $150,000 in year two; and a base salary of $250,000 in year three. The agreement also provides that the officer is entitled to an annual incentive bonus based upon performance and to be provided a car allowance of $600 per month. The incentive bonus shall be paid annually within 10 days of the completion of the Company's annual independent audit. Such bonuses shall be one percent of NutraCea's "Gross Sales over $25,000,000" on an annualized basis or $6,250,000 per quarter and the Company reports a positive EBITDA for the period. The bonus amount shall be limited to a maximum of $750,000 in any calendar year. In addition, the officer was issued warrants to purchase 6,000,000 shares of the Company's common stock at an exercise price of $0.30 per share. The warrants are immediately exercisable and expire in ten years from the date of issuance. Minimum future payments under these two agreements at December 31, 2004 were as follows:

          Year  Ending
          December  31,
          -------------

              2005           $  200,000
              2006              300,000
              2007              500,000
                             ----------

                TOTAL        $1,000,000
                             ==========

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


November 12, 2003, the number of authorized shares of preferred stock was increased from 10,000,000 shares to 20,000,000 shares.

Furthermore, the Series A preferred stock is convertible at the option of the holder at $1 per share into the Company's common stock, subject to certain anti-dilution provisions. In addition, the Series A preferred stock will automatically convert into common stock in the event of a qualified public trading benchmark, which is defined as (i) the common stock is listed on a national exchange at twice its conversion price or (ii) the common stock is quoted on the over-the-counter bulletin board at an average bid price of at least $1.25 per share over any 30-day trading period. At December 31, 2004, all the outstanding preferred stock was converted under option (ii) above.

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

During the year ended December 31, 2004 the Company repurchased 130,000 shares of preferred stock for $130,000.

During the year ended December 31, 2004, the Company converted 540,000 shares of preferred stock to 630,000 shares of common stock valued at $348,351.

During the year ended December 31, 2004, the Company issued 5,759 shares of common stock in payment of preferred stock dividends due in the amount of $5,986.

The Company may redeem any and all outstanding shares of Series A preferred stock. Upon the five-year anniversary of the date of issuance, the Company is required to redeem all of its outstanding shares of Series A preferred stock at $1 per share, plus all accrued and unpaid dividends declared. As of December 31, 2004 all outstanding shares of preferred stock had either been repurchased or converted into shares of common stock. As of December 31, 2004 there was a balance of unpaid and accrued dividends of $20,473.

As of December 31, 2004, cumulative dividends totaled $20,473.

Common  Stock
-------------

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

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

On March 25, 2004, NutraCea established the NutraCea Patent Incentive Plan, which grants 15,000 shares of common stock to each named inventor on each granted patent, which is assigned to NutraCea. Under the terms of this plan during the year ended December 31, 2004, NutraCea issued 180,000 shares of common stock valued at $239,100.

During the year ended December 31, 2004, NutraCea issued 280,000 shares of common stock to two consultants in settlement of contractual agreements valued at $477,816.

During the year ended December 31, 2004, NutraCea issued 5,500,000 shares of common stock to NutraCea's Chief Executive Officer for services and cancellation of indebtedness. Pursuant to the Restricted Stock Agreement between NutraCea and the Chief Executive Officer ("Agreement"), the shares are subject to a repurchase option at a price of $5,000 for any unreleased shares based upon a vesting schedule. The shares vest 50% on January 1, 2006 and the remaining 50% vest on January 1, 2007 contingent on the Chief Executive Officer's continuous employment with NutraCea. Vesting may accelerate under the Agreement and 100% of the shares not already released from the repurchase option will be immediately released upon any of: (i) a Change of Control, as defined in the Agreement; (ii) the Chief Executive Officer's death or disability; (iii) the Chief Executive Officer's retirement after the second anniversary of the effective date of the Agreement; (iv) termination of the Chief Executive Officer's employment by NutraCea other than for Cause, as defined in the Agreement; or (v) at the sole discretion of NutraCea's Board of Directors.

On April 1, 2004, NutraCea repurchased 344,956 shares of common stock valued at $230,000 from the Chief Executive Officer of NutraCea pursuant to a repurchase agreement of that date.

During the year ended December 31, 2004, NutraCea converted preferred dividends in the amount of $5,986 into 5,759 shares of common stock.

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On September 8, 2004, NutraCea and Langley Park Investments PLC ("Langley") signed a Stock Purchase Agreement under which NutraCea agreed to sell 7,000,000 shares of its common stock to Langley. The transaction will close at the time that Langley's shares are trading on the London Stock Exchange for anticipated consideration to NutraCea (i) immediately following the closing of approximately $1,190,000 U.S.D. in Langley stock, and (ii) additional consideration of that number of Langley shares which, as of the closing, will have a value of approximately $1,190,000 (the "Langley Shares"). NutraCea has agreed to hold the Langley Shares in escrow for two years from the date of closing. After the two-year holding period, the Langley Shares will be subject to possible reduction in number if NutraCea's common shares are trading at a value of less than $0.34 U.S.D. After such reduction, if any, the remaining Langley Shares may be sold by NutraCea at their then current value.

Pursuant to the Purchase Agreement, Langley has agreed that it will not sell, transfer or assign any or all of the NutraCea shares for a period of two years following the closing without the prior written consent of NutraCea, which consent may be withheld by NutraCea in its sole discretion.

During the year ended December 31, 2004, Nutracea issued 3,767,950 shares of common stock to consultants for services rendered valued at $2,542,300.

During the year ended December 31, 2004, Nutracea issued 640,000 shares of common stock to officers and directors for services rendered valued at 927,800.

During the year ended December 31, 2004, NutraCea issued 168,626 shares of common stock to vendors in payment of accounts payable totaling $57,944.

During the year ended December 31, 2004, Nutracea issued 6,579,323 shares of common stock pursuant to the exercise of stock options for cash totaling $2,776,468.

During the year ended December 31, 2004, NutraCea converted 540,000 shares of preferred stock to 630,000 shares of common stock pursuant to the Mandatory Conversion paragraph of the Private Placement Memorandum dated November 9, 2001.


NOTE  11  -  STOCK  OPTIONS  AND  WARRANTS
------------------------------------------

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

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

During the year ended December 31, 2004, NutraCea issued 6,998,493 warrants with exercise prices between $.001 and $5.00 per share to consultants. The warrants expire at varying times between six months and five years. A total of $7,761,515 in non-cash compensation expense was recorded relating to the issue of these warrants.

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On July 9, 2004, NutraCea issued 25,000 stock options with an exercise price of $.20, expiring in five years, to an employee of the Company. Non-cash compensation expense of $21,000 was recorded relating to the issue of these options.

During the quarter ended December 31, 2004, Nutracea issued 2,400,000 warrants with an exercise price of $0.30, in conjunction with notes payable issued by the Company during the quarter. The warrants are immediately exercisable and expire in seven years from the date of issuance. A total of $786,371 of accrued debt discount expense was recorded relating to the issue of these warrants and is being amortized over the term of the notes payable.

During the quarter ended December 31, 2004, Nutracea issued 8,000,000 stock options with an exercise price of $0.30, expiring in 10 years to officers of the Company. Non-cash compensation expense of $800,000 was recorded relating to the issue of these options.

Modification of Employee Awards Accounted for Under APB 25
----------------------------------------------------------

NutraCea granted 1,000,000 options in 2003 to an employee where the option agreement contained a provision whereby neither the number of options nor the exercise price would be adjusted by reverse splits. Effective November 12, 2003, NutraCea authorized a 1 for 10 reverse split. This triggered variable accounting for this award. As of November 12, 2003, 500,000 options had been exercised and only 500,000 remained. Variable accounting requires any intrinsic value at the modification date in excess of the amount measured at the original measurement date shall be recognized as compensation cost over the remaining future service period if the award is unvested, or immediately if the award is vested, for any employee who could benefit from the modification. The award vested 75% in 2003 and 25% in 2004. The award will be marked to market each balance sheet date with the changes charged to compensation expense and additional paid in capital. As of December 31, 2003, the additional intrinsic value on the vested portion totaled $303,750.

Modification of Non-Employee Awards Accounted for Under FAS 123
---------------------------------------------------------------

Nutracea granted 5,725,000 warrants to outsiders in 2003 where the warrant agreements contained a provision whereby neither the number of warrants nor the exercise price would be adjusted by reverse splits. Effective November 12, 2003, NutraCea authorized a 1 for 10 reverse split. This triggered a modification for this award. A modification of the terms of an award that makes it more valuable shall be treated as an exchange of the original award for a new award. In substance, the entity repurchases the original instrument by issuing a new instrument of greater value, incurring additional compensation cost for that incremental value. The incremental value shall be measured by the difference between (a) the fair value of the modified option determined in accordance with the provisions of this section and (b) the value of the old option immediately before its terms are modified, determined based on the shorter of (1) its remaining expected life or (2) the expected life of the modified option. As of December 31, 2003, the additional value totaled $9,811,002 which was recorded as non-cash compensation expense.

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes all of the Company's stock option transactions:

                                                               EMPLOYEES
                                          --------------------------------------------
                                              Year Ended               Year Ended
                                          ---------------------  ---------------------
                                           December 31, 2004       December 31, 2003
                                          ---------------------  ---------------------
                                          Weighted    Weighted
                                           Average    Average
                                          Exercise   Number of   Exercise   Number of
                                            Price      Shares      Price      Shares
                                          ---------  ----------  ---------  ----------
Options Outstanding, Beginning of Period  $    0.56    764,700   $    0.41  1,090,564
Options Granted                           $    0.30  8,025,000   $    0.11  1,371,285
Options Expired                           $    0.00          0   $    6.60    (24,361)
Reverse Split                             $    0.00          0   $    4.17   (981,503)
Options Exercised                         $    0.01   (500,000)  $    0.02   (691,285)
                                          ---------  ----------  ---------  ----------
Options Outstanding, End of Period        $    0.34  8,289,700   $    0.56    764,700
                                          =========  ==========  =========  ==========
Options Exercisable, End of Period        $    0.34  8,289,700   $    0.56    764,700
                                          =========  ==========  =========  ==========

                                                           CONSULTANTS
                                          ----------------------------------------------
                                                 Year Ended            Year Ended
                                          ----------------------  ----------------------
                                             December 31, 2004      December 31, 2003
                                          ----------------------  ----------------------
                                          Weighted    Weighted
                                           Average     Average
                                          Exercise    Number of   Exercise    Number of
                                            Price      Shares       Price      Shares
                                          ---------  -----------  ---------  -----------
Options Outstanding, Beginning of Period  $    0.98   3,196,819   $    0.90   2,096,890
Options Granted                           $    0.62   9,598,493   $    0.29   6,989,105
Options Expired                           $    4.94    (220,833)  $    5.31     (76,182)
Reverse Split                             $    0.00           0   $    8.42  (1,884,951)
Options Exercised                         $    0.43  (6,479,323)  $    0.12  (3,928,043)
                                          ---------  -----------  ---------  -----------
Options Outstanding, End of Period        $    0.85   6,095,156   $    0.98   3,196,819
                                          =========  ===========  =========  ===========
Options Exercisable, End of Period        $    0.85   5,845,156   $    0.98   3,196,819
                                          =========  ===========  =========  ===========


Other information regarding stock options outstanding at December 31, 2004 is as follows:

                                       Options Outstanding              Options Exercisable
                                     ---------------------------------------------------------------
                                                    Weighted                            Weighted
Range of Exercise   Remaining Life   Number of       Average                        Average Exercise
Price                   (Years)        Shares    Exercise Price   Number of Shares        Price
----------------------------------------------------------------------------------------------------
..001-1.20                     3-10  13,846,234  $           .40        13,596,230  $            .38
2.50-5.00                     4-10     493,259  $          4.30           493,259  $           4.34
10.00                           10      45,363  $         10.00            45,363  $          10.00

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value of the stock options granted during 2004 and 2003 was $0.69 and $1.04 respectively. Variables used in the Black Scholes option-pricing model include (1) 2.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year-end, (3) expected volatility ranged from 77% to 251%, and (4) zero expected divdends.

NOTE  12  -  RELATED  PARTY  TRANSACTIONS

In November 2004 the Board of Directors resolved to purchase a new automobile valued at $73,096 for use by the Chief Executive Officer. The CEO waived a car allowance in exchange for use of the automobile. At December 31, 2004, the Company has booked a payable to related party for $73,096.

RiceX Company is a publicly owned company. The spouse of our majority stockholder owns approximately 5% of RiceX and is the former CEO and the current Chairman of the Board and a current director of Ricex. RiceX is NutraCea(R)'s sole supplier for rice bran derivatives, which are integral to NutraCea(R)'s sales strategy and which account for about 72% of NutraCea(R)'s total cost of sales.

On December 12, 2001, NutraCea agreed with RiceX to be their exclusive distributor of rice solubles and rice bran fiber concentrate in the United States of America and to have the exclusive rights to various patents and trademarks owned by RiceX under a 15-year agreement. Under the terms of this agreement, RiceX agreed to cancel certain indebtedness by NutraCea in exchange for 130,000 shares of Series A preferred stock and payment of $41,335 in interest, agreed to new minimum purchase requirements, and agreed to extend the term of the agreement for five years, with two additional renewal periods of five years each. The sales price to NutraCea will be the lower of RiceX's published standard price or the price negotiated by other customers for like quantities and products.

In January 2002, NutraCea revised this 15-year agreement with RiceX. To maintain rights under this revised agreement, NutraCea was to purchase $250,000 of product from RiceX by April 2002, $500,000 by July 2002, $750,000 by October 2002, $1,250,000 by January 2003, $1,500,000 by July 2003, $2,250,000 by January
2004, $6,000,000 by January 2005, and increasing thereafter by 10% per annum through the remaining term of the agreement. During 2002, NutraCea received notice from RiceX, stating that NutraCea was in default under the terms of this distribution agreement with RiceX. On July 9, 2002, RiceX exercised its right to terminate the exclusive distribution agreement and the related license agreements with NutraCea due to NutraCea's default. However, RiceX has agreed that NutraCea has a license to use the patents in its business pursuits.

NOTE  13  -  401(K)  PROFIT  SHARING  PLAN

Effective April 2000, NutraCea adopted a 401(k) profit sharing plan (the "Plan") for the exclusive benefit of eligible employees and their beneficiaries. Substantially all employees are eligible to participate in the Plan. Matching contributions to the Plan are 3% of the employees' gross salary, not to exceed a certain percentage. For 2004 and 2003, NutraCea made matching contributions of $16,064 and $12,616, respectively.

NOTE  14  -  BUSINESS  SEGMENTS

For internal reporting purposes, management segregates NutraCea into two segments as follows for 2004 and 2003:

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                         SEGMENT  INFORMATION
                                                         --------------------

TWELVE MONTHS ENDED                                 (LOSS) FROM    INTEREST       TOTAL       DEPRECIATION/
DECEMBER 31, 2004                     NET SALES     OPERATIONS     EXPENSE       ASSETS       AMORTIZATION
-----------------------------------  ------------  -------------  ----------  --------------  -------------
NutraStar Technologies Incorporated  $    408,753  $     84,431   $   27,602  $    3,302,018  $      38,057

NutraGlo Incorporated                     600,976       213,023            -          35,867              -

Unallocated corporate overhead                  -   (23,848,816)           -               -              -
                                     ------------  -------------  ----------  --------------  -------------

Total, NutraCea                      $  1,009,729  $(23,551,362)  $   27,602  $    3,337,885  $      38,057
                                     ============  =============  ==========  ==============  =============


TWELVE MONTHS ENDED                                (LOSS) FROM    INTEREST        TOTAL       DEPRECIATION/
DECEMBER 31, 2003                     NET SALES     OPERATIONS     EXPENSE       ASSETS       AMORTIZATION
-----------------------------------  ------------  -------------  ----------  --------------  -------------

NutraStar Technologies Incorporated  $    251,157  $ (1,946,352)  $4,292,109  $      482,089  $      98,787

NutraGlo Incorporated                   1,284,996       541,091       18,687          58,992              -

Unallocated corporate overhead                  -    (6,821,743)           -               -              -
                                     ------------  -------------  ----------  --------------  -------------

Total, NutraCea                      $  1,536,153  $ (8,227,004)  $4,310,796  $      541,081  $      98,787
                                     ============  =============  ==========  ==============  =============


NOTE 15 - SUBSEQUENT EVENTS (UNAUDITED)

Effective January 1, 2005, NutraCea entered into a four month consulting agreement with an individual to act as the interim Chief Financial Officer of the Company. Minimum monthly compensation is $6,250 payable in cash monthly.

On January 25, 2005 the Company entered into a three year employment agreement with its Senior Vice President whereby the Company is to pay the officer a base salary of $150,000 per year. The agreement also provides that the officer is entitled to a one-time initial bonus of $25,000 and will be eligible for future incentive bonuses based solely on the discretion of the Chief Executive Officer or President of the Company and to be approved by the Company's Compensation Committee. Warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.30 per share were issued and will vest 500,000 at signing of the employment agreement and 500,000 on January 25, 2006. Warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.30 per share were also issued and will vest upon the achievement of NutraCea obtaining "Gross Sales over $25,000,000" and the Company reports a positive EBITDA for the period. All warrants expire in ten years from the date of issuance.

On January 26, 2005 the Company entered into a non-exclusive distribution agreement to distribute the Company's rice based nutraceutical products in the United States. An initial order for $25,000 was made concurrently with the signing of the agreement. The term of the agreement is for three years. Products are sold to the distributor at NutraCea's standard price schedule; purchases above certain annual minimum requirements will then receive a 5% discount. Additionally, failure to meet these minimum purchase requirements is cause for termination of the agreement at the Company's option. NutraCea may also at its option terminate the agreement upon 60 days written notice to the distributor.

On February 9, 2005, NutraCea issued 200,000 stock options with an exercise price of $0.45 per share, vesting in three years, expiring in ten years, to two employees of the Company with each receiving 100,000 options. Non-cash compensation expense of $2,000 was recorded relating to the issue of these options.

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On February 10, 2005 NutraCea entered into a one year consulting agreement with a financial relations company. Compensation shall be $10,000 per month and the issuance of 700,000 warrants to purchase shares of common stock at a price of $.45 per share; 700,000 warrants to purchase shares of common stock at a price of $.65 per share; and 700,000 warrants to purchase shares of common stock at a price of $.85 per share. In conjunction with this agreement the Company agreed to pay a finder's fee to a consulting company consisting of stock options to purchase 135,000 shares of common stock at a price of $0.45 per share.

On February 28, 2005 the Company terminated an existing consulting agreement with a retired employee that was entered into on April 19, 2004. At the Company's sole discretion it may retain the services of the consultant on a monthly basis at a rate of $80 per hour, not to exceed 10 hours per month for the first three months following the termination of the agreement.
Additionally, for each patent granted to the Company whereby the consultant is listed as inventor, the consultant shall receive 15,000 shares of restricted common stock; however the maximum value of the stock grant shall not exceed $15,000 based on the closing bid price of the Company's common stock on the date the patent is granted, with the total shares granted reduced accordingly.

On March 1, 2005, NutraCea amended and restated a consulting agreement (with Company options to extend on an annual basis) with a retired employee of NutraCea. Under the terms of the agreement, monthly compensation of $7,500 is payable. In addition, the consultant received warrants to purchase 10,000 shares of common stock at $.43 a share. The 10,000 warrants are valued at $3,131 and expire in three years. Either party can cancel this agreement with 30-day written notice. If the agreement is extended past the first year then monthly compensation will be increased to $8,333 with additional warrants to purchase 15,000 shares of common stock at the market price per share at the date of extension. Additionally, for each patent granted to the Company whereby the consultant is listed as inventor, the consultant shall receive 15,000 shares of restricted common stock; however the maximum value of the stock grant shall not exceed $15,000 based on the closing bid price of the Company's common stock on the date the patent is granted, with the total shares granted reduced accordingly.

On March 23, 2005, NutraCea agreed to pay $15,000 of unpaid fees to a consultant. NutraCea also agreed to issue 26,786 shares of common stock, valued at $15,000, to the consultant as payment in full
During the quarter ended March 31, 2005, Nutracea issued 33,067 shares of common stock to consultants for services rendered valued at $15,000.

During the quarter ended March 31, 2005, Nutracea issued 6,000 shares of common stock pursuant to the exercise of warrants for cash totaling $432.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

ITEM  8B.     OTHER  INFORMATION

On January 26, 2005 the Company entered into a non-exclusive distribution agreement to distribute the Company's rice based nutraceutical products in the United States. An initial order for $20,000 was made concurrently with the signing of the agreement. The term of the agreement is for three years.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

PATRICIA MCPEAK                  Ms. McPeak, 63, has been our Chairman of the Board and Chief Executive Officer since the
Chairman of the Board and        Exchange Transaction with NutraStar Technologies Incorporated on December 14, 2001.
Chief Executive Officer          She was the founder of NutraStar Technologies Incorporated and was the Chief Executive
Director since 2001              Officer, President and a director of NutraStar Technologies Incorporated since its formation in February 2000.  From May 1989 until February 2000 she was the President and a director of The RiceX Company, which she co-founded.  From 1981 to 1989, Ms. McPeak was an executive officer of Brady International, Inc. a company engaged in providing stabilized rice bran, which she also co-founded.  Ms. McPeak has extensive experience in the field of protein and ingredient production, having served as an executive in the industry for 25 years.

BRADLEY EDSON                    Mr. Edson, 45, was named President and member of the Board of Directors of NutraCea on
President and                    December 17, 2004.  Mr. Edson was formerly the Chairman and CEO of Vital Living Inc.
Director since 2004              (OTC BB: VTLV) a company that primarily developed and marketed Nutraceuticals.  Prior to Vital Living,  Mr. Edson spent a decade developing a nationwide insurance agency focused on distribution channels for specialty products for the retail market.  Prior to that,
                                 Mr. Edson was a former principal and officer of a "NASD broker/dealer firm.  Mr. Edson received his Bachelor of Science Degree in Finance from Arizona State University.

JOHN HOWELL                      Mr. Howell, 58 was named President and a member of the Board of Directors of NutraCea
Former President and             on April 15, 2003.  Prior to joining NutraCea, he served as the Executive Vice President
Director *                       and a member of the Board of Directors of Kingdom Ventures (OTCBB; KDMV), a
                                 marketing company for the Christian community.  From 2000 until October of 2002 he served as Executive Vice President and remains a member of the Board of Directors of New
                                 Visual Corporation (OTCBB:NVEI), a late development stage fabless communications semiconductor company.  From January 1998 until October 1998 Mr. Howell was Vice
                                 President of TeraGLOBAL Communications Corp., a manufacturer of telecommunication hardware.  From 1997 to 1998 he was Chief Executive Officer of EVERSYS Corporation, a
                                 manufacturer of computer equipment.  Mr. Howell received his Bachelor's Degree from
                                 Oregon State University in Aerospace Engineering.

ELIOT DRELL                      Dr. Drell, 52, has been Chief of Gastroenterology at Mercy Hospital, Folsom, California
Director since 2004              since 1984. Dr. Drell's past medical appointments including acting as a Director of the
                                 Endoscopic unit at Mercy Hospital of Folsom, California and Marshall Hospital; Chief of
                                 Medicine at Mercy Hospital; Member of the Medical Executive Committee at both Mercy
                                 Hospital and Marshall Hospital; and Assistant Professor at U.C. Davis Medical Center. Dr.
                                 Drell is an active speaker and lecturer for major pharmaceutical companies.

ERNIE BODAI, M.D.                Dr. Bodai, 54, is Director of Breast Surgical Services at Kaiser Permanente in Sacramento,
Director since 2004              California. He is also Clinical Professor at the University of California at Davis, and has
                                 authored over 250 medical articles, clinical guidelines for practitioners and a surgical textbook. He holds a number of medical device patents, is a member of numerous prestigious surgical societies and is the recipient of many prominent national awards.
DAVID BENSOL                     Mr. Bensol, 49, was the former CEO of Critical Home Care, which recently merged with
Director since March 2005        Arcadia Resources, Inc. (OTC BB: ACDI).  Mr. Bensol was the Executive Vice President
                                 and Director of Arcadia Resources from May 2004 until his resignation from those positions in December 2004.  In 2000 Mr. Bensol founded what eventually became Critical
                                 Home Care, through a series of acquisitions and mergers.  From 1979 to 1999 Mr. Bensol founded several companies which became successful companies in the areas of home medical equipment providers, acute care pharmacy providers and specialty support surface providers.  Mr. Bensol became a registered pharmacist in 1979.


MARGIE ADELMAN                   Ms. Adelman, 45, was appointed Senior Vice President in January 2005 and Secretary of
Senior Vice President            the Company in February 2005. From 2000 to 2004 Adelman owned and operated Adelman
and Secretary                    Communications a full service public relations firm based in Boca Raton, Florida. Prior to that, from 1994 to 2000 Adelman was President of TransMedia Group, the largest public relations firm in Florida. Adelman holds a doctorate in Naturopathic Medicine from the
                                 Clayton School of Natural Medicine and attended college at Florida International
                                 University where she studied communications and journalism

EDWARD G. NEWTON                 Mr. Newton, 67, is NutraCea's Vice President-Sales. He has held this position since the
Vice President                   Exchange Transaction with NutraStar Technologies, Incorporated on December 14, 2001.
                                 He has been the Vice President-Sales and a director of NutraStar Technologies,
                                 Incorporated since its formation in February 2000 and the Secretary of NutraStar
                                 Technologies, Incorporated since October 2000.  Mr. Newton resigned as a Director of
                                 NutraCea in 2003. From 1996 to February 2000, Mr. Newton served as Director of Sales for RiceX.  Prior to February 2000, Mr. Newton worked in various sales and management capacities for General Mills, an international consumer foods company.  His positions at
                                 General Mills included Purchasing Director of Ingredients from 1974 to 1977, Director of
                                 Personnel and Sales Training from 1977 to 1986, and Manager of Military Sales from 1986 to 1993.

JAMES KLUBER                     Mr. Kluber, 54, joined NutraCea as interim Chief Financial Officer in January 2005.  From
Interim Chief Financial Officer  December 2001 until September 2003 Mr. Kluber also served as NutraCea's Chief
                                 Financial Officer.   From February 2000 until the present Mr. Kluber has also served as the
                                 Chief Financial Officer and a Director of Newgold, Inc., a public company engaged in the mining of precious metals and industrial minerals.  From 1980 to 2000 Mr. Kluber served as Chief Financial Officer for several different public and private companies.  From 1973 to
                                 1980 he was in public accounting with Ernst & Ernst, one of the predecessor firms to what is now Ernst & Young.

JOANNA HOOVER                    Ms. Hoover, 54, joined NutraCea as acting Chief Financial Officer in October 2003.  From
Former Chief                     2000 until the present Ms. Hoover has also served as the Chief Financial Officers of ITIS
Financial Officer **             Holdings, Inc., a public company engaged in providing database management services to attorneys for research and litigation support.  Ms. Hoover is a certified public accountant and from 1973 to 2000 was engaged in public accounting.  From 1985 until 2000 she was a partner in the accounting firm of Nommensen, Hoover & Williams.


DR. RUKMINI CHERUVANKY           Dr. Cheruvanky, 69, became NutraCea's Chief Science Officer on February 1, 2002 and
Chief Science Officer            was the Chief Science Officer of NutraStar Technologies Incorporated from March 2000.
                                 As of March 31, 2004, Dr. Cheruvanky ceased being an officer of NutraCea and became a consultant to NutraCea.  Prior to joining NutraStar Technologies Incorporated, she served as the Director of Research and Development for The RiceX Company from April 1996 until March 2000.  From January 1996 to April 1996, Dr. Cheruvanky served as the
                                 Laboratory Supervisor for Certified Analytical Laboratories, a company specializing in food analysis.  From November 1994 until December 1995, she was a Research Chemist in the Research and Development Department of DuPont Merck Pharmaceutical Company.
                                 From May 1967 until she retired in February 1994, Dr. Cheruvanky was the Deputy
                                 Director of the National Institute of Nutrition located in Hyderabad, India, heading the
                                 Food Toxicology and Environmental Carcinogenic Division of the Institute.  Dr.
                                 Cheruvanky is a Fellow of the American College of Nutrition and has more than 80 peer-
                                 reviewed scientific publications to her credit.

*  Mr.  Howell  resigned  as  President  and  Director  of  the  Company  on  July  20,  2004.

** Ms.  Hoover  was  terminated  as  the  Company's  Chief  Financial  Officer  on  November  17,  2004.

The current Directors will serve and hold office until the next annual shareholders' meeting or until their respective successors have been duly elected and qualified. Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

FAMILY RELATIONSHIPS

There are no family relationships between any director and executive officer.

BOARD OF DIRECTORS AND COMMITTEES

The Board of Directors of NutraCea held 8 meetings and acted by written consent 100 times during the year ended December 31, 2004. The Board does not currently have an Audit, Executive Compensation or Nominating Committee. All of the functions of the Audit, Executive, Compensation and Nominating Committees are performed by the Board of Directors as a whole.

AUDIT COMMITTEE FINANCIAL EXPERT

NutraCea does not currently have an audit committee, nor an audit committee financial expert. All of the functions of the Audit Committee, Compensation Committee and Nominating Committee are performed by the Board of Directors as a whole. Management intends to form an audit committee in 2005, and will attempt to attract a qualified financial expert to serve on the committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires NutraCea's executive officers and directors, and persons who own more than 10% of NutraCea's common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish NutraCea with copies of all Section 16(a) forms they file. The following table contains information relating to the number of reports that were not timely filed during the year ended December 31, 2004 by the officers and directors of NutraCea.

OFFICER OR DIRECTOR             REPORTS NOT TIMELY FILED        TRANSACTIONS NOT REPORTED
                                                                         TIMELY
------------------------------  ------------------------  -------------------------------------

Patricia McPeak                 Form 4                    Issuance of Restricted Stock
                                Form 4                    Issuance of Restricted Stock
                                Form 4                    Conversion of Series A Preferred
                                                          Stock to Common Stock
                                Form 5                    Annual Reconciliation of Transactions
------------------------------  ------------------------  -------------------------------------
John Howell (former President   Form 4                    Exercise of options
and Director)                   Form 4                    Sales of Stock
                                Form 4                    Issuance of Restricted Stock
                                Form 4                    Exercise of options
------------------------------  ------------------------  -------------------------------------
Edward Newton                   Form 4                    Issuance and exercise of options
------------------------------  ------------------------  -------------------------------------
Eliot Drell                     Form 3                    Initial Ownership
                                Form 4                    Issuance of Restricted Stock
                                Form 4                    Issuance of Restricted Stock and
                                                          Issuance of Options
------------------------------  ------------------------  -------------------------------------
Balazs Bodai                    Form 3                    Initial Ownership
                                Form 4                    Issuance of Restricted Stock
                                Form 4                    Issuance of Options and Issuance
                                                          of Restricted Stock
------------------------------  ------------------------  -------------------------------------

CODE OF ETHICS

NutraCea is currently developing an Executive Code of Ethics to be applied to our Chief Executive Officer, President, Chief Financial Officer, Controller and other members of our management team. The Board of Directors has not completed a review of the best practices relating to the adoption of Codes of Ethics or acted to adopt the Code of Ethics proposed by members of management. When adopted, the code will be available for viewing on our Website, www.nutracea.com. Upon request, a copy of the code of ethics will be provided without charge upon written request to NutraCea, 1261 Hawk's Flight Court, El Dorado Hills, CA 95762.

ITEM  10.     EXECUTIVE  COMPENSATION

The following Summary Compensation Table shows the aggregate compensation paid or accrued by NutraCea during each of the last three fiscal years to or for (i) any individual that held the office of Chief Executive Officer during the year ended December 31, 2004 and (ii) each of the other four highest compensated executive officers, each of whom received compensation in excess of $100,000 during the year ended December 31, 2004 (the "Named Executive Officers").

                                                    SUMMARY COMPENSATION TABLE
                                         FOR YEARS ENDED DECEMBER 31,  2004, 2003 AND 2002

                                       ANNUAL COMPENSATION              LONG TERM COMPENSATION
                                ---------------------------------  ---------------------------------
                                                                           AWARDS           PAYOUTS
                                                                   -----------------------  --------
NAME AND                                               OTHER       RESTRICTED   SECURITIES                 ALL
PRINCIPAL                                              ANNUAL         STOCK     UNDERLYING    LTIP        OTHER
POSITION                 YEAR    SALARY    BONUS    COMPENSATION     AWARDS      OPTIONS    PAYOUTS   COMPENSATION
-----------------------  -----  --------  --------  -------------  -----------  ----------  --------  -------------
Patricia McPeak           2004  $150,000  $100,000  $      12,000  $    53,200   2,000,000  $      -  $ 8,360,000**
Chief Executive Officer   2003  $150,000  $100,000  $      12,000  $         -           -  $      -  $           -
                          2002  $150,000  $100,000  $      12,000  $         -           -  $      -  $           -

John Howell               2004* $106,412  $ 80,000  $       4,154  $         -           -  $      -  $           -
President                 2003  $120,000  $101,284  $       6,000  $         -   1,000,000  $      -  $           -

Edward G. Newton          2004  $100,000  $      -  $           -  $         -           -  $      -  $           -
Vice President and        2003  $100,000  $      -  $           -  $         -      50,000  $      -  $           -
Secretary                 2002  $100,000  $      -  $           -  $         -           -  $      -  $           -

*  Mr. Howell resigned from the Company on July 20,2004.
** Represents the market value of time of issuance of 5,500,000 issued to Ms.
   McPeak for services rendered and stock reimbursements

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

NutraCea adopted the 2003 Stock Compensation Plan (the "Plan") on October 31, 2003. Under the terms of the Plan, NutraCea may grant up to 10,000,000 warrants, options, restricted common or preferred stock, or unrestricted common or preferred stock to officers, directors, employees or consultants providing services to NutraCea on such terms as are determined by the Board of Directors. The Plan provides that the Board of Directors may also permit officers, directors, employees or consultants to have their bonuses and/or consulting fees payable in warrants, restricted common, unrestricted common and other awards, or any combination thereof. In addition, NutraCea has granted options to certain officers, directors and employees outside of the Plan.

The following table summarizes the options granted by NutraCea to its Named Executive Officers during the year ended December 31, 2004. None of the options granted to the Named Executive Officers during the year ended December 31, 2004 were granted pursuant to the Plan.



                                  INDIVIDUAL GRANTS



                 % OF TOTAL
                 NUMBER OF     OPTIONS
                 SECURITIES  GRANTED TO   EXERCISE
                 UNDERLYING   EMPLOYEES     PRICE
                  OPTIONS     IN FISCAL      PER     EXPIRATION
NAME              GRANTED       YEAR        SHARE       DATE
---------------  ----------  -----------  ---------  ----------
Patricia McPeak   2,000,000          25%  $    0.30    12/14/14
Bradley Edson     6,000,000          75%  $     .30    12/14/14

The following table sets forth information regarding the stock options held by the Named Executive Officers as of December 31, 2004.

         AGGREGATED OPTION EXERCISES IN THE YEAR ENDED DECEMBER 31, 2004
                        AND FISCAL YEAR-END OPTION VALUES




                   SHARES                  NUMBER OF SECURITIES     VALUE OF UNEXERCISED IN-
                  ACQUIRED      VALUE     UNDERLYING UNEXERCISED      THE-MONEY OPTIONS AT
NAME             ON EXERCISE  REALIZED      OPTIONS AT 12/31/04             12/31/04
---------------  -----------  ---------  -------------------------  -------------------------
                                         exercisable/unexercisable  exercisable/unexercisable
Patricia McPeak          -0-          -        2,000,000/2,000,000        2,000,000/2,000,000

John Howell          500,000  $ 454,500                        0/0                        0/0

Brad Edson               -0-        -0-        6,000,000/6,000,000        6,000,000/6,000,000


COMPENSATION OF DIRECTORS

NutraCea provides compensation to its directors for serving in such capacity in the form of grants of common stock from the 2003 Stock Compensation Plan (the "Plan") on October 31, 2003. NutraCea provides 35,000 shares of restricted common stock to each board member, whether an employee or non-employee, for each year of service on the board plus reimbursement of expenses.


      COMMON STOCK GRANTS TO DIRECTORS IN THE YEAR ENDED DECEMBER 31, 2004

                  SHARES     VALUE
NAME             ACQUIRED  REALIZED
---------------  --------  ---------

Patricia McPeak    35,000  $  53,200
John Howell *      35,000  $  53,200
Eliot Drell        35,000  $  53,200
Ernie Bodai, MD    35,000  $  53,200

*  Mr.  Howell  resigned  as  President  and  Director  on  July  20,  2004.

EMPLOYMENT AGREEMENTS

Patricia McPeak has an employment contract with NutraStar Technologies Incorporated that was assigned to and assumed by NutraCea (the "McPeak Employment Agreement"). The McPeak Employment Agreement provides for the payment of an annual base salary of $150,000, which will increase to $500,000 when NutraCea achieves $25 million in annual gross sales or its Common Stock is publicly traded and has a sales price of at least $25 per share for 90 consecutive days, and to $1 million when NutraCea achieves $50 million in annual gross sales. Ms. McPeak also will be entitled to quarterly bonuses of $25,000 upon achievement of certain benchmarks that will be set and determined by NutraCea's Board of Directors. The agreement provides that Ms. McPeak will be allowed to participate in NutraCea's stock bonus plans, and that NutraCea will provide Ms. McPeak with medical benefits, additional executive level benefits, and an annual automobile allowance of $12,000. NutraCea may terminate the agreement on 30 days' prior notice, but will remain liable for all base salary, bonus, and benefits obligations throughout the remaining term of the agreement. The McPeak Employment Agreement expires on October 31, 2009. On December 10, 2004 NutraCea entered into a revised employment agreement that expires December 31, 2007 with its Chief Executive Officer whereby NutraCea is to pay the officer a base salary of $150,000 in year one; a base salary of $150,000 in year two; and a base salary of $250,000 in year three. The agreement also provides that the officer is entitled to an annual incentive bonus based upon performance and to be provided a car of the employee's choice. The incentive bonus shall be paid annually within 10 days of the completion of NutraCea's annual independent audit. Such bonuses shall be one percent of NutraCea's "Gross Sales over $25,000,000" on an annualized basis or $6,250,000 per quarter and NutraCea reports a positive EBITDA for the period. The bonus amount shall be limited to a maximum of $750,000 in any calendar year and shall continue so long as the officer is an employee or consultant for NutraCea. In addition, the officer was issued warrants to purchase 2,000,000 shares of NutraCea's common stock at an exercise price of $0.30 per share. The warrants are immediately exercisable and expire in ten years from the date of issuance.

In April 2003, NutraCea entered into a three-year employment agreement with John Howell, NutraCea was to pay the Mr. Howell a base salary of $10,000 per month. The agreement stated that the first four months salary would be deferred, except for a 10% percentage bonus to be paid dependent upon certain reductions in monthly operation costs or conversion of debt into equity. The agreement also provides that Mr. Howell was entitled to an annual bonus based upon performance and a monthly car allowance of $500, beginning on the seventh month of employment. In addition, Mr. Howell was issued warrants to purchase 1,000,000 shares of NutraCea's common stock. This employment agreement was terminated on July 20, 2004 upon Mr. Howell's resignation as President of NutraCea.

On December 17, 2004 NutraCea entered into an employment agreement that expires December 31, 2007 with its current President, Bradley Edson, whereby NutraCea is to pay the officer a base salary of $50,000 in year one; a base salary of $150,000 in year two; and a base salary of $250,000 in year three. The agreement also provides that the officer is entitled to an annual incentive bonus based upon performance and to be provided a car allowance of $600 per month. The incentive bonus shall be paid annually within 10 days of the completion of NutraCea's annual independent audit. Such bonuses shall be one percent of NutraCea's "Gross Sales over $25,000,000" on and NutraCea reports a positive EBITDA for the period. The bonus amount shall be limited to a maximum of $750,000 in any calendar year. In addition, the officer was issued warrants to purchase 6,000,000 shares of NutraCea's common stock at an exercise price of $0.30 per share. The warrants are immediately exercisable and expire in ten years from the date of issuance.

The Company has entered into two employment agreements with key employees with terms of three years. Minimum future payments under these agreements at December 31, 2004 were as follows:

           Year  Ending
           December  31,
           -------------

               2005        $   200,000
               2006            300,000
               2007            500,000
                           -----------

                 TOTAL     $ 1,000,000
                           ===========

Generally, if NutraCea terminates these agreements without cause or the employee resigns with good reason, as defined, NutraCea will pay the employees' salaries, bonuses, and benefits payable for the remainder of the term of the agreements.

On January 25, 2005 the Company entered into a three year employment agreement with its Senior Vice President whereby the Company is to pay the officer a base salary of $150,000 per year. The agreement also provides that the officer is entitled to a one-time initial bonus of $25,000 and will be eligible for future incentive bonuses based solely on the discretion of the Chief Executive Officer or President of the Company and to be approved by the Company's Compensation Committee. Warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.30 per share were issued and will vest 500,000 at signing of the employment agreement and 500,000 on January 25, 2006, subject to forfeiture under certain terms and conditions. Warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.30 per share were also issued and will vest upon the achievement of NutraCea obtaining "Gross Sales over $25,000,000" and the Company reports a positive EBITDA for the period. All warrants expire in ten years from the date of issuance

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

The Company's Articles of Incorporation provide that it will indemnify its officers and directors, employees and agents and former officers, directors, employees and agents unless their conduct is finally adjudged as involving intentional misconduct, fraud or a knowing violation of the law and were material to the cause of action. This indemnification includes expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by these individuals in connection with such action, suit, or proceeding, including any appeal thereof, subject to the qualifications contained in California law as it now exists. Expenses (including attorneys' fees) incurred in defending a civil or criminal action, suit, or proceeding will be paid by NutraCea in advance of the final disposition of such action, suit, or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount, unless it shall ultimately be determined that he or she is entitled to be indemnified by NutraCea as authorized in the Articles of Incorporation. This indemnification will continue as to a person who has ceased to be a director, officer, employee or agent, and will benefit their heirs, executors, and administrators. These indemnification rights are not deemed exclusive of any other rights to which any such person may otherwise be entitled apart from the Articles of Incorporation. California law generally provides that a corporation shall have the power to indemnify persons if they acted in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of NutraCea and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. In the event any such person is judged liable for negligence or misconduct, this indemnification will apply only if approved by the court in which the action was pending. Any other indemnification shall be made only after the determination by NutraCea's Board of Directors (excluding any directors who were party to such action), by independent legal counsel in a written opinion, or by a majority vote of stockholders (excluding any stockholders who were parties to such action) to provide such indemnification.

NutraCea carries Officers and Directors insured through Admiral Insurance Company. The aggregate limit of liability for the policy period (inclusive of costs of defense) is $2,000,000. The policy period is from August 1, 2004 to October 1, 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of NutraCea's Common Stock beneficially owned as of December 31, 2004 by, (i) each executive officer and director of NutraCea; (ii) all executive officers and directors of NutraCea as a group; and (iii) owners of more than 5% of NutraCea's Common Stock.


                                                       NUMBER OF SHARES
NAME AND ADDRESS OF                                      BENEFICIALLY
BENEFICIAL OWNER                      POSITION               OWNED        PERCENT
------------------------------  ---------------------  -----------------  --------

Patricia McPeak
1261 Hawk's Flight Court
El Dorado Hills, CA 95762       Chairman and CEO            9,434,072(1)     24.7%
------------------------------  ---------------------  -----------------  --------
Bradley Edson
1261 Hawk's Flight Court
El Dorado Hills, CA 95762       President                   6,000,000(2)     14.2%
------------------------------  ---------------------  -----------------  --------
Eliot Drell
1261 Hawk's Flight Court
El Dorado Hills, CA 95762       Director                      838,335(3)      2.3%
------------------------------  ---------------------  -----------------  --------
Ernie Bodai, MD
1261 Hawk's Flight Court
El Dorado Hills, CA 95762       Director                      215,000(4)        *
------------------------------  ---------------------  -----------------  --------
Margie Adelman
1261 Hawk's Flight Court
El Dorado Hills, CA 95762       Senior Vice President            38,422         *
------------------------------  ---------------------  -----------------  --------
Edward Newton
1261 Hawk's Flight Court
El Dorado Hills, CA 95762       Vice President                 80,412(5)        *
------------------------------  ---------------------  -----------------  --------
James Kluber                    Chief
1261 Hawk's Flight Court        Financial
El Dorado Hills, CA 95762       Officer                       123,519(6)        *
------------------------------  ---------------------  -----------------  --------
All officers and directors as
 a group (7 individuals)                                   16,729,760(7)     37.5%
------------------------------                         -----------------  --------

     *Less  than  1%

(1) Dorothy Hanks, Ms. McPeak's mother, owns 33,320 shares of NutraCea's common stock, of which Ms. McPeak disclaims any beneficial ownership. Includes 2,002,229 shares issuable under options or warrants exercisable within 60 days of December 31, 2004.

(2) Includes 6,000,000 shares issuable under options or warrants exercisable within 60 days of December 31, 2004.

(3) Includes 304,282 shares owned by Drell-Pecha Partnership and 114,987 shares issuable under options or warrants exercisable within 60 days of December 31, 2004.

(4) Includes 80,000 shares issuable under options or warrants exercisable within 60 days of December 31, 2004.

(5) Includes 30,412 shares issuable under options or warrants exercisable within 60 days of December 31, 2004.

(6) Includes 50,000 shares issuable under options or warrants exercisable within 60 days of December 31, 2004.

(7) Includes 8,529,769 shares issuable under options or warrants exercisable within 60 days of December 31, 2004.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

PRINCIPAL SUPPLIER - THE RICEX COMPANY

The RiceX Company ("RiceX") is our principal supplier of stabilized rice bran products. Patricia McPeak, Chief Executive Officer, Chairman of the Board of Directors and our principal shareholder, is a co-founder, a principal shareholder, and the former President and a former director of RiceX. Daniel L. McPeak, her husband, is a co-founder, the current Chairman of the Board and Chief Executive Officer, a director, and a principal shareholder of RiceX. Purchases during the year ended December 31, 2003 totaled $173,647 and represented 5% of total sales by RiceX. Purchases during the year ended December 31, 2004 totaled $434,562 and represented 10.8% of total sales by RiceX. All such purchases were at standard prices established by RiceX.

On December 12, 2001, NutraCea entered into 15-year agreement with RiceX to be the exclusive distributor of RiceX's rice solubles and rice bran fiber concentrate in the United States and to have the exclusive rights to various patents and trademarks owned by RiceX. The provisions provided for an exclusive distribution of rice bran and rice bran products was terminated during fiscal 2003 as a result of the failure of NutraCea to meet certain minimum purchase requirements. However, the provisions relating to the patents and trademarks continue to be in force. Purchases subsequent to the termination of the agreement have been at standard prices established by RiceX.

LOANS FROM OFFICER AND RELATED PARTIES

At December 31, 2002, NutraCea owed Ms. Patricia McPeak, Chief Executive Officer of NutraCea, $175,800 on a demand note payable bearing interest at 10%. The Company executed an additional demand note payable in the amount of $20,422, bearing interest at 10%, to the Chief Executive Officer during 2003. Additionally the Chief Executive Office and a related party made short-term advances to NutraCea amounting to $210,000 during the year. All of this debt was repaid prior to December 31, 2003. Cash payments retired $258,335 of the debt, while $147,887 was retired by conversion to 344,956 shares of common stock.

The Company also executed notes payable in June and September 2003 in the amount of $50,000 and $40,000, respectively, to a greater than 5% shareholder. The notes were convertible at the option of the holder into shares of NutraCea's common stock at a conversion price of $.20 per share, bearing interest at 10% per annum and due in June and September 2004, respectively. Upon conversion of the notes payable, the holder will be entitled to receive one warrant to purchase common stock for each common share issued. The warrant will have an exercise price of $.20 per share and will expire one year from the date of issuance. In November 2003 the holder exercised the conversion option and 451,517 shares of common stock were issued in full satisfaction of the debt.

In November 2004 the Board of Directors resolved to purchase a new automobile from the Chief Executive Officer in exchange for the CEO waiving a monthly car allowance. At December 31, 2004, NutraCea has booked a payable to related party for $73,096.

There outstanding debt due to related parties at December 31, 2004 was $73,096.

LEASE WITH RICEX

NutraCea leases its principal office space from RiceX pursuant to a five-year sublease agreement that expires September 30, 2006. Current monthly lease payments are $6,366. Management believes the terms of this sublease are at least as favorable as terms that could have been obtained from an unaffiliated third party.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

     Exhibit 2(1)       Plan and Agreement of Exchange.
     Exhibit 3.1(2)     Restated Articles of Incorporation filed March 28, 2001.
     Exhibit 3.2(2)     Bylaws
     Exhibit 3.3(5)     Restated and Amended Articles of Incorporation dated
                        December 11, 2001.
     Exhibit 3.4(6)     Certificate of Amendment of Restated Articles of
                        Amendment
     Exhibit 10.1(5)    Executive Employment Agreement between NutraCea and
                        Patricia McPeak.
     Exhibit 10.1.1(5)  Amended Executive Employment Agreement between NutraCea and Patricia McPeak.
     Exhibit 10.2(5)    Executive Employment Agreement for Edward Newton.
     Exhibit 10.3(7)    2003 Stock Compensation Plan
     Exhibit 10.4       Executive Employment Agreement between NutraCea and
                        Bradley Edson.
     Exhibit 10.5       Executive Employment Agreement between NutraCea and
                        Margie Adelman.
     Exhibit 10.6       RiceX License Agreement.
     Exhibit 10.7       W.F. Young Distribution Agreement (Confidential
                        Treatment Requested).
     Exihibit 10.8      W.F. Young Technology Agreement (Confidential Treatment
                        Requested).
     Exhibit 16.1(3)    Letter on change in certifying accountant dated March
                        13, 2002.
     Exhibit 16.2(4)    Updated letter on change in certifying accountant dated
                        March 25, 2002.
     Exhibit 16.3(4)    Letter on change in certifying accountant dated March
                        21, 2002.
     Exhibit 16.4(8)    Letter on change in certifying accountant dated October
                        28, 2003.

     Exhibit 31.1 Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     Exhibit 31.2 Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     Exhibit 32.1 Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________
(1) Incorporated by reference to exhibits previously filed on Form 8-K filed on November 19, 2001.
(2) Incorporated by reference to exhibits previously filed on Form 10-SB filed on April 19, 2001.
(3) Incorporated by reference to exhibits previously filed on Form 8-K filed on March 14, 2002.
(4) Incorporated by reference to exhibits previously filed on Form 8-K/A filed on March 25, 2001.
(5) Incorporated by reference to exhibits previously filed on Form 10-KSB filed on April 16, 2002.
(6) Incorporated by reference to exhibits previously filed on Form 10-QSB filed on November 18, 2003
(7) Incorporated by reference to exhibits previously filed on Form S-8 filed November 19, 2003.
(8) Incorporated by reference to exhibits previously filed on Form 8-K/A filed on November 7, 2003.


ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by NutraCea's independent public accountants for the audit of NutraCea's financial statements for the fiscal year ended December 31, 2004 and 2003 and for the review of the financial statements included in NutraCea's Quarterly Reports on Form 10-Q for those fiscal years were approximately $42,000 and $31,554, respectively.

Audit-Related Fees

There were no fees billed for other audit-related services rendered by NutraCea's independent public accountants for the fiscal years ended December 31, 2004 and 2003.

Tax Fees

The aggregate fees billed for tax services rendered by NutraCea's independent public accountants for the fiscal years ended December 31, 2004 and 2003were $2,870 and $5,901, respectively.

All Other Fees

The aggregate of all other fees billed for services rendered by NutraCea's independent public accountant for the fiscal years ended December 31, 2004 and 2003 amounted to $0 and $9,159, respectively. These fees related to the preparation and review of a registration statement and general accounting assistance.

As stated elsewhere in this report, NutraCea does not have a separate Audit Committee. All of the functions of the Audit Committee are performed by the Board of Directors as a whole, including the review and authorization of all non-audit fees incurred by NutraCea. All of the non-audit fees incurred by NutraCea were authorized by the Board of Directors.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NUTRACEA

Date:  March  31,  2005                    By: /s/  Patricia  McPeak
                                               ----------------------
                                               Patricia  McPeak
                                               Chief  Executive  Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                    DATE
---------                         -----                    ----

/s/  Patricia  McPeak
---------------------
Patricia  McPeak               Director,  Chairman  of  the
                               Board  and  Chief  Executive
                               Officer                        March 31, 2005

/s/Bradley Edson
----------------
Bradley Edson                  Director and President         March 31,  2005

/s/Eliot Drell
--------------
Eliot  Drell                   Director                       March  31, 2005

/s/Ernie  Bodai
---------------
Ernie  Bodai                   Director                       March  31, 2005

/s/David  Bensol
----------------
David  Bensol                  Director                       March  31, 2005

/s/  Margie  Adelman
--------------------
Margie  Adelman               Secretary                       March  31,  2005

/s/  James  Kluber
------------------
James  Kluber                 Chief Financial Officer         March 31, 2005
                              (Principal  Financial  and
                              Accounting  Officer)