Form 10QSB
period 2005-03-31
NUTRACEA
filed 2005-05-10
CIK 1063537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
                       _______________ to _______________

                       Commission File Number     0-32565
                                                  -------

                                    NUTRACEA
                                    --------
        (Exact name of small business issuer as specified in its charter)



                CALIFORNIA                             87-0673375
----------------------------------------  --------------------------------------
     (State of other jurisdiction of         (I.R.S. Employer Identification
      incorporation or organization)                     Number)


         1261 Hawk's Flight Court                         95762
       El Dorado Hills, California
----------------------------------------  --------------------------------------
(Address of Principal Executive Offices)               (Zip Code)


        Issuer's telephone number:                   (916) 933-7000
                                                     --------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for
the  past  90  days:     Yes  X    No
                            -----    -----

The number of shares of the issuer's common stock outstanding as of March 31, 2005 was 36,214,611.

Transitional Small Business Disclosure Format (Check One): Yes    No X
                                                              ---   ---

                                 INDEX

                                                                  Page

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . .   2

     ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . .   2

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATIONS . . . . . . . . . . . . . . . . . . . . . .  14

     ITEM 3.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . .  16

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .  17

     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
              PROCEEDS . . . . . . . . . . . . . . . . . . . . . . .  17

     ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . .  17

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . .  20

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                                    NUTRACEA
              INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheet as of March 31, 2005 (Unaudited) . . . . .  3

Consolidated Statements of Operations for the three months ended
  March 31, 2005 and 2004 (Unaudited) . . . . . . . . . . . . . . . .  4

Consolidated Statements of Comprehensive Loss for the three
  Months ended March 31, 2005 and 2004 (Unaudited). . . . . . . . . .  5

Consolidated Statements of Cash Flows for the three months ended
  March 31, 2005 and 2004 (Unaudited) . . . . . . . . . . . . . . . .  6

Notes to Unaudited Consolidated Financial Statements. . . . . . . . .  7

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
(unaudited)

                                    ASSETS

CURRENT ASSETS
  Cash                                                           $  1,274,317
  Marketable securities                                               182,248
  Accounts receivable                                                 258,433
  Inventory                                                           284,136
  Prepaid expenses                                                     28,844
                                                                 -------------
          Total current assets                                      2,027,978

RESTRICTED MARKETABLE SECURITIES                                      182,248
PROPERTY AND EQUIPMENT, net                                           116,592
PATENTS AND TRADEMARKS, net                                           326,431
GOODWILL                                                              250,001
                                                                 -------------

                TOTAL ASSETS                                     $  2,903,250
                                                                 =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $    374,805
  Accrued expenses                                                    210,753
  Due to related parties                                                1,825
  Notes payable                                                     1,828,529
  Convertible, mandatorily redeemable series A preferred stock, no par value, $1 stated value
          20,000,000 shares authorized
          0 shares issued and outstanding                              20,473
                                                                 -------------
      Total current liabilities                                     2,436,385
                                                                 -------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Common stock, no par value
      100,000,000 shares authorized
      36,214 ,611 shares issued and outstanding                    48,335,569
  Deferred compensation                                               (60,715)
  Accumulated deficit                                             (45,792,485)
  Accumulated other comprehensive income,
      unrealized loss on marketable securities                     (2,015,504)
                                                                 -------------
          Total shareholders' equity                                  466,865
                                                                 -------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  2,903,250
                                                                 =============

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                             For the three months ended
                                                      March 31,
                                                 2005          2004
                                             ------------  -------------
REVENUES
  Net product sales                          $   459,314   $    122,069

COST OF GOODS SOLD                               281,185         78,665
                                             ------------  -------------

GROSS PROFIT                                     178,129         43,404

OPERATING EXPENSES                               807,477     17,846,459
                                             ------------  -------------

LOSS FROM OPERATIONS                            (631,748)   (17,803,055)
                                             ------------  -------------

OTHER INCOME (EXPENSE)
  Interest income                                  2,811            938
  Interest expense                              (235,756)          (495)
                                             ------------  -------------

      Total other income (expense)              (232,945)           443
                                             ------------  -------------

NET LOSS                                        (864,693)   (17,802,612)

CUMULATIVE PREFERRED DIVIDENDS                         -          8,373
                                             ------------  -------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS    $  (864,693)  $(17,810,985)
                                             ============  =============

BASIC AND DILUTED LOSS AVAILABLE TO COMMON
  SHAREHOLDERS PER SHARE                     $     (0.02)  $      (1.29)
                                             ============  =============

BASIC AND DILUTED WEIGHTED-AVERAGE SHARES
  OUTSTANDING                                 36,170,129     13,860,551
                                             ============  =============

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)


                                 For the three months ended
                                         March 31,

                                     2005        2004
                                 -----------  -------------
NET LOSS                         $ (864,693)  $(17,802,612)


OTHER COMPREHENSIVE LOSS
  Unrealized loss on marketable
    securities                       (3,106)             -
                                 -----------  -------------

COMPREHENSIVE LOSS               $ (867,799)  $(17,802,612)
                                 ===========  =============

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)


                                                                      For the three months ended
                                                                              March 31,
                                                                        2005             2004
                                                                   -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $     (864,693)  $ (17,802,612)
  Adjustments to reconcile net loss to net cash used in operating activities
  Accretion of warrants used as a debt discount                           193,355               -
  Depreciation and amortization                                            35,820          40,860
  Non-cash issuances of common stock                                       33,500       9,561,197
  Non-cash issuances of stock options & warrants                          113,355       7,271,060
   (Increase) decrease in
      Accounts receivable                                                (250,752)         14,059
      Inventory                                                            19,928        (109,052)
      Prepaid expenses                                                      1,911         (12,884)
    Increase (decrease) in
      Advances from related parties                                       (72,153)        176,127
      Accounts payable                                                    113,732           6,796
      Accrued salaries and benefits                                       (24,211)        (22,067)
      Deferred compensation                                                     -         (47,842)
      Accrued expenses                                                     42,203          (2,523)
      Customer deposits                                                    12,712          64,664
                                                                   -------------------------------
        Net cash (used) in operating activities                          (645,243)       (862,217)
                                                                   -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                       (5,901)         (2,237)
  Purchase of patents and trademarks                                       (3,202)        (42,622)
                                                                   -------------------------------
        Net cash used in investing activities                              (9,103)        (44,859)
                                                                   -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                     432       2,744,507
        Net cash provided by financing activities                             432       2,744,507
                                                                   -------------------------------
          Net increase (decrease) in cash                                (653,964)      1,837,431
                                                                   ---------------  --------------
CASH, BEGINNING OF PERIOD                                               1,928,281         100,023
                                                                   ---------------  --------------
CASH, END OF PERIOD                                                $    1,274,317   $   1,937,454
                                                                   ===============  ==============

NUTRACEA AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated financial statements of NutraCea have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in NutraCea's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.

NOTE 2    STOCK-BASED COMPENSATION:

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

                                            For the three months
                                               ended March 31,
                                         ---------------------------
                                             2005          2004
                                         ------------  -------------
Net loss available
  to common shareholders
      As reported                        $  (864,693)  $(17,810,985)
      Plus: compensation expense
        charged to income                     65,000      7,271,062
      Less: proforma compensation
        expense                             (502,278)    (7,271,062)
                                         ------------  -------------
Proforma net loss available
  to common shareholders                 $(1,301,971)  $(17,810,985)
                                         ============  =============
Basic and diluted loss per common share
      As reported                        $     (0.02)  $      (1.29)
      Proforma                           $     (0.04)  $      (1.29)

NUTRACEA AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3    MARKETABLE SECURITIES

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

As of March 31, 2005, the NutraCea shares have not lost any value. However, the Langley shares are marked down to their fair market value of $364,496, with one-half or $182,248 shown as a current asset because they may be sold at any time, and the other one-half shown as long-term because they are held in escrow pending the 2-year review of NutraCea's stock valuation.

Any unrealized holding gains and losses on the marketable securities are excluded from operating results and are recognized as other comprehensive income. The fair value of the securities is determined based on prevailing market prices.

NOTE  4    COMMITMENTS  AND  CONTINGENCIES

Agreements
----------

For all agreements where stock is awarded as partial or full consideration, the expense is valued at the fair value of the stock. Expense for stock options and warrants issued to consultants is calculated at fair value using the Black-Scholes valuation method.
Effective January 1, 2005, NutraCea entered into a four month consulting agreement with an individual to act as the interim Chief Financial Officer of NutraCea. Minimum monthly compensation is $6,250 payable in cash monthly.

On January 25, 2005 NutraCea entered into a three year employment agreement with its Senior Vice President whereby NutraCea is to pay the officer a base salary of $150,000 per year. The agreement also provides that the officer is entitled to a one-time initial bonus of $25,000 and will be eligible for future incentive bonuses based solely on the discretion of the Chief Executive Officer or President of NutraCea and to be approved by NutraCea's Compensation Committee. Warrants to purchase 1,000,000 shares of NutraCea's common stock at an exercise price of $0.30 per share were issued and will vest 500,000 at signing of the employment agreement and 500,000 on January 25, 2006. Warrants to purchase 1,000,000 shares of NutraCea's common stock at an exercise price of $0.30 per share were also issued and will vest upon the achievement of NutraCea obtaining "Gross Sales over $25,000,000" and NutraCea reports a positive EBITDA for the period. All warrants expire in ten years from the date of issuance.

NUTRACEA AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


On January 26, 2005 NutraCea entered into a non-exclusive distribution agreement to distribute NutraCea's rice based nutraceutical products in the United States. An initial order for $25,000 was made concurrently with the signing of the agreement. The term of the agreement is for three years. Products are sold to the distributor at NutraCea's standard price schedule; purchases above certain annual minimum requirements will then receive a 5% discount. Additionally, failure to meet these minimum purchase requirements is cause for termination of the agreement at NutraCea's option. NutraCea may also at its option terminate the agreement upon 60 days written notice to the distributor.

On February 9, 2005, NutraCea issued 200,000 stock options with an exercise price of $0.45 per share, vesting over three years, expiring in ten years, to two employees of NutraCea with each receiving 100,000 options. Non-cash compensation expense of $2,000 was recorded relating to the issue of these options.

On February 10, 2005 NutraCea entered into a one year consulting agreement with Trilogy, a financial relations company. Compensation shall be $10,000 per month and the issuance of 700,000 warrants to purchase shares of common stock at a price of $.45 per share; 700,000 warrants to purchase shares of common stock at a price of $.65 per share; and 700,000 warrants to purchase shares of common stock at a price of $.85 per share. This agreement was subsequently terminated (see Note 7). In conjunction with this agreement NutraCea agreed to pay a finder's fee to a consulting company consisting of stock options to purchase 135,000 shares of common stock at a price of $0.45 per share.

On February 28, 2005 NutraCea terminated an existing consulting agreement with a retired employee that was entered into on April 19, 2004. At NutraCea's sole discretion it may retain the services of the consultant on a monthly basis at a rate of $80 per hour, not to exceed 10 hours per month for the first three months following the termination of the agreement. Additionally, for each patent granted to NutraCea whereby the consultant is listed as inventor, the consultant shall receive 15,000 shares of restricted common stock; however the maximum value of the stock grant shall not exceed $15,000 based on the closing bid price of NutraCea's common stock on the date the patent is granted, with the total shares granted reduced accordingly.

On March 1, 2005, NutraCea amended and restated a consulting agreement (with Company options to extend on an annual basis) with a retired employee of NutraCea. Under the terms of the agreement, monthly compensation of $7,500 is payable. In addition, the consultant received warrants to purchase 10,000 shares of common stock at $.43 a share. The 10,000 warrants are valued at $3,131 and expire in three years. Either party can cancel this agreement with
30-day written notice.   If the agreement is extended past the first year then
monthly compensation will be increased to $8,333 with additional warrants to purchase 15,000 shares of common stock at the market price per share at the date of extension. Additionally, for each patent granted to NutraCea whereby the consultant is listed as inventor, the consultant shall receive 15,000 shares of restricted common stock; however the maximum value of the stock grant shall not exceed $15,000 based on the closing bid price of NutraCea's common stock on the date the patent is granted, with the total shares granted reduced accordingly.

NUTRACEA AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


On March 15, 2005, NutraCea entered into a five year consulting agreement with a medical advisor. Under the terms of the agreement, annual compensation shall be 15,000 warrants to purchase shares of common stock at the market price on each anniversary date. The option price for the first year of service is a price of $.50 per share.

On March 23, 2005, NutraCea agreed to pay $15,000 of unpaid fees to a web design consultant. NutraCea also agreed to issue 26,786 shares of common stock, valued at $15,000, to the consultant as payment in full for all prior services.

NOTE  5    COMMON  STOCK

Common  and  Preferred  Stock
-----------------------------

All  stock  issued  is  valued  at  the  fair  value  of  the  stock.

During the quarter ended March 31, 2005, NutraCea issued 43,067 shares of common stock to consultants for services rendered valued at $19,500.

During the quarter ended March 31, 2005, NutraCea issued 35,000 shares of common stock to officers and directors totaling $14,000.

During the quarter ended March 31, 2005, NutraCea issued 6,000 shares of common stock pursuant to the exercise of stock options and warrants for cash totaling $432.

Stock Options & Warrants
------------------------

Expense for stock options and warrants issued to consultants is calculated at fair value using the Black-Scholes valuation method.

During the quarter ended March 31, 2005, NutraCea issued 145,000 warrants with exercise prices between $0.43 and $0.46 per share to consultants. The warrants expire three years from the date of issue. A total of $48,355 in non-cash compensation expense was recorded relating to the issue of these warrants.

During the quarter ended March 31, 2005, NutraCea issued 1,000,000 warrants and 200,000 options with exercise prices between $0.43 and $0.46 per share to employees. The warrants and options expire ten years from the date of issue. A total of $65,000 in non-cash compensation expense was recorded relating to the issue of these warrants and an additional $65,000 of deferred compensation is being amortized over one year.

NOTE 6    BUSINESS SEGMENTS

For internal reporting purposes, management segregates NutraCea into operating segments as follows for the three months ended March 31, 2005 and 2004:

NUTRACEA AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                       SEGMENT INFORMATION
                                                     ------------------------
                                                     INCOME (LOSS)
THREE MONTHS ENDED                                       FROM       INTEREST   TOTAL           DEPRECIATION/
MARCH 31, 2005                       NET SALES        OPERATIONS    EXPENSE    ASSETS          AMORTIZATION
-----------------------------------  --------------  -------------  ---------  --------------  -------------

NutraStar Technologies Incorporated  $      107,545  $    (20,828)  $235,756   $    2,641,970  $      15,582
NutraGlo Incorporated                       351,769       154,905          -          261,280              -
Unallocated corporate overhead                    -      (807,481)         -                -         20,238
                                     --------------  -------------  ---------  --------------  -------------
Total, NutraCea                      $      459,314  $   (631,748)  $235,756   $    2,903,250  $      15,582
                                     ==============  =============  =========  ==============  =============

THREE MONTHS ENDED                                   (LOSS) FROM    INTEREST   TOTAL           DEPRECIATION/
MARCH 31, 2004                       NET SALES       OPERATIONS     EXPENSE    ASSETS          AMORTIZATION
-----------------------------------  --------------  -------------  ---------  --------------  -------------
NutraStar Technologies Incorporated  $      121,963  $   (194,514)  $   (495)  $    2,396,525  $       5,178
NutraGlo Incorporated                           106       (25,740)         -          139,544              -
Unallocated corporate overhead                    -   (17,582,801)         -                -         35,682
                                     --------------  -------------  ---------  --------------  -------------
Total, NutraCea                      $      122,069  $(17,803,055)  $   (495)  $    2,536,069  $      40,860
                                     ==============  =============  =========  ==============  =============

NOTE 7    SUBSEQUENT EVENTS

On April 4, 2005, NutraCea and The RiceX Company ("RiceX") announced the execution of an Agreement and Plan of Merger and Reorganization, dated as of April 4, 2005 ("Merger Agreement"), by and among NutraCea, Red Acquisition Corporation, a wholly-owned subsidiary of NutraCea ("Merger Sub"), and RiceX, pursuant to which, Merger Sub will merge with and into RiceX ("Merger"). As a result of the Merger, RiceX will become a wholly-owned subsidiary of NutraCea.

At the effective time of the Merger, the stockholders of RiceX will receive shares of NutraCea common stock in exchange for their shares of RiceX common stock, and NutraCea will assume the outstanding options and warrants to purchase RiceX common stock. NutraCea anticipates that the aggregate number of shares of Nutracea common stock that will be issued to the holders of RiceX common stock upon the Merger will be between approximately 28,000,000 and 36,000,000 shares. In addition, after the Merger, NutraCea anticipates that the RiceX security holders will hold between approximately 42% and 48% of the combined company on a fully diluted basis, which includes shares underlying NutraCea and RiceX options and warrants. The number of shares of NutraCea common stock issuable to RiceX stockholders is subject to adjustment for certain events, including the market price of NutraCea common stock and the number of outstanding RiceX options and warrants on the effective date of the Merger.

On April 5, 2005 NutraCea entered into an agreement with a financial services firm to assist in evaluating the proposed merger with RiceX and to provide a fairness opinion. A fee of $50,000 for this work was paid upon execution of the agreement.

NUTRACEA AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


On April 5, 2005 NutraCea entered into a royalty agreement with an information technology firm to assist in the development of sales of NutraCea's products over the Internet. Compensation shall be in the form of a royalty to be paid to the firm of 50% of gross revenues received by NutraCea (excluding shipping and handling charges and sales taxes). The term of the contract is for three years. Additionally, options to purchase 360,000 shares of common stock of NutraCea at a price $0.60 per share were issued at the effective date of the contract, with 45,000 options vesting at the signing of the contract and the remainder of the options vesting at 15,000 options per month over the next 21 months.

On April 10, 2005 NutraCea terminated an existing consulting agreement with Trilogy, a financial relations company that was entered into on February 10, 2005. As a result, NutraCea has no further financial obligation pursuant to this contract and all warrants originally issued under the contract were cancelled.

On April 12, 2005 NutraCea signed various agreements with its principal equine division products customer that specifically include:

     - The grant to NutraCea of exclusive worldwide rights to manufacture certain equine products for the customer.

     - The transfer and assignment of the customer's technology rights granted to it in a prior Technology Agreement dated September 13, 2003. 1,222,222 shares of NutraCea's common stock were issued to the customer as consideration for the transfer and assignment.

     - The transfer and assignment of technology rights of a limited liability corporation formed by the customer and granted to it in a prior Technology Agreement dated September 13, 2003. 166,667 shares of NutraCea's common stock were issued to the limited liability corporation as consideration for the transfer and assignment.

     - The grant of marketing and distribution rights to the customer covering: 1) the right of first offer to market new products as may be developed by NutraCea or proposed to be developed by the customer for non-human markets; and 2) the right of first refusal in the event a that a third party independently contacts NutraCea regarding the marketing and distribution of new, non-human products. Also, the customer agrees to use NutraCea as the exclusive manufacturer for any new, non-human products as defined. Additionally, NutraCea may earn a 5% royalty on new products on revenues exceeding annual volume levels.

On April 18, 2005 the Chairman and Chief Executive Officer of NutraCea signed a talent and license agreement with a term of two years with a direct response marketing company whereby she will receive a royalty of $1 per unit sold resulting from infomercials that will demonstrate specific products of NutraCea. Royalty payments will be made by the direct response marketing company.

On April 19, 2005 NutraCea signed an agreement with a direct response marketing company to market and sell products through infomercials. The agreement is for one year and may be extended for an additional year. The agreement covers pricing of specific products at wholesale prices which will be private labeled for direct sale by the marketing company. During the term

NUTRACEA AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


of the agreement NutraCea will not sell its products through any other infomercials so long as the marketing company maintains minimum quarterly orders beginning October 1, 2005 of $500,000.

On May 5, 2005 NutraCea's Board of Directors approved an agreement with Utek Corporation, a consulting company to provide patent and license analysis. The agreement is for one year and may be terminated by either party with 30 days written notice. Compensation shall be in the form of 448,980 shares of common stock granted to the consulting company. 50% of the shares vest upon the signing of the agreement; a minimum of 134,693shares vest within three months of certain reporting requirements being made by the consulting company; and the remaining shares vest upon NutraCea taking action on recommendations of the consulting company.

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

RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2005 versus 2004
---------------------------------------------------

Revenues of NutraCea increased by $337,245, to $459,314 for the quarter ended March 31, 2005 from $122,069 for the quarter ended March 31, 2004. In March 2005 the NutraGlo subsidiary recorded a sale of approximately $351,400; the corresponding sale in 2004 in the amount of $199,300 was not recorded until April 2004.

Cost of goods sold increased by $202,520, to $281,185 for the quarter ended March 31, 2005 from $78,665 for the quarter ended March 31, 2004. The increase relates directly to the increase in sales.

Operating expenses decreased by $17,038,982, to $807,847 for the quarter ended March 31, 2005 from $17,846,459 for the quarter ended March 31, 2004. Most of the decrease is due to decreased non-cash stock and option awards in the amount of $16,844,444 recorded in the first quarter of 2004. Other decreases include commissions and finders fees in the amount of $170,438 and marketing expense of $44,443. In addition, salaries and wages decreased by approximately $143,318 due to one-time cash bonuses paid in 2004 to the CEO and previous President. Professional fees increased by $153,271 due to costs associated with the proposed merger with The RiceX Company.

Interest expense increased by $235,261, to $235,756 for the quarter ended March 31, 2005 from $495 for the quarter ended March 31, 2004. The increase is due to $42,075 of interest expense on notes payable that were funded in December 2004 and amortization of debt discount of $193,355 related to the same notes payable.

The net loss for the quarter ended March 31, 2005 was $864,693 compared to a net loss of $17,803,055 recorded for the quarter ended March 31, 2004. The significantly lower net loss for the first quarter of 2005 was due primarily to the non-cash stock and option awards expensed during the first quarter of 2004. Increased revenue during the quarter ended March 31, 2005 also contributed to the lower net loss.

Off-Balance Sheet Arrangements
------------------------------

During the quarter ended March 31, 2005, NutraCea did not engage in any off-balance sheet arrangements as defined in Item 303 (c) of the SEC's Regulation S-B

LIQUIDITY AND SOURCES OF CAPITAL

NutraCea has incurred significant operating losses since its inception, and, as of March 31, 2005 NutraCea had an accumulated deficit of $45,792,485. At March 31, 2005, NutraCea had cash and cash equivalents of $1,274,317 and working capital deficit of $408,407. While we believe this amount is sufficient to fund current business requirements it is not deemed sufficient to cover our expanded business plan and growth, nor the repayment of debt obligations.

To date, NutraCea has funded its operations, in addition to sales revenues, through a combination of short-term debt and the issuance of common and preferred stock. During the three months ended March 31, 2005, NutraCea has issued a total of 84,067 shares of common stock of which 78,067 shares were issued as compensation to officers and consultants of NutraCea. NutraCea continues to pursue cost cutting or expense deferral strategies in order to conserve working capital.

Due to NutraCea's limited cash flow and operating losses, it is unlikely that NutraCea could obtain financing through commercial or banking sources. Consequently, NutraCea is dependent on continuous cash infusions from major investors and the exercise of outstanding warrants and options in order to fund its current operations. If these sources of capital were unwilling or unable to provide additional working capital to NutraCea, NutraCea would probably not be able to sustain its full range of operations. There is no written agreement or contractual obligation which would require NutraCea's past funding sources to fund NutraCea's future operations up to certain amounts or indeed continue to finance NutraCea's operations at all.

As of March 31, 2005, NutraCea's principal commitments include a lease commitment that expires in September 2006 of $ 6,366 per month for NutraCea's corporate offices.

Management of NutraCea believes that it will need to raise additional capital to continue to develop, promote and conduct its operations. Such additional capital may be raised through public or private financing as well as borrowing from other sources. Although NutraCea believes that current and/or future investors will continue to fund NutraCea's expenses, there is no assurance that such investors will continue to fund NutraCea's ongoing operations or the terms upon which such investments will be made.

CRITICAL ACCOUNTING POLICIES

NutraCea's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires managers to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, NutraCea's accountants' evaluate the estimates, including, but not limited to, those related to revenue
recognition.   NutraCea uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates.

NutraCea has adopted the fair value based method of accounting prescribed in Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," for its employee stock option plans.

NutraCea has adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" which requires gains and losses from extinguishment of debt to be reported as part of recurring operations.


ITEM 3.   CONTROLS AND PROCEDURES

NutraCea carried out an evaluation, under the supervision and with the participation of NutraCea's management, including NutraCea's President and Chief Executive Officer along with NutraCea's Chief Financial Officer, of the effectiveness of the design and operation of NutraCea's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, NutraCea's President and Chief Executive Officer along with NutraCea's Chief Financial Officer concluded that NutraCea's disclosure controls and procedures are effective to ensure the information required to be disclosed by NutraCea in reports filed or submitted under the Exchange Act were timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no significant changes in NutraCea's internal controls over financial reporting or in other factors which occurred during the quarter covered by this report, which could materially affect or are reasonably likely to materially affect NutraCea's internal controls over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
          PROCEEDS

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER

During the quarter ended March 31, 2005, NutraCea issued 43,067 shares of common stock to consultants for services rendered valued at $19,500.

During the quarter ended March 31, 2005, NutraCea issued 35,000 shares of restricted common stock to officers and directors for services rendered valued at $14,000.

During the first quarter, NutraCea issued options to consultants to purchase 145,000 shares of NutraCea's common stock. The options were valued at $48,355.

During the first quarter, NutraCea issued options to employees to purchase 1,200,000 shares of NutraCea's common stock. The options were valued at $65,000.

During the quarter-ended March 31, 2005, NutraCea issued 6,000 shares of common stock pursuant to the exercise of stock options and warrants for cash totaling $432.

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


ITEM 5.   OTHER INFORMATION

On January 25, 2005 NutraCea entered into a three year employment agreement with its Senior Vice President whereby NutraCea is to pay the officer a base salary of $150,000 per year. The agreement also provides that the officer is entitled to a one-time initial bonus of $25,000 and will be eligible for future incentive bonuses based solely on the discretion of the Chief Executive Officer or President of NutraCea and to be approved by NutraCea's Compensation Committee. Warrants to purchase 1,000,000 shares of NutraCea's common stock at an exercise price of $0.30 per share were issued and will vest 500,000 at signing of the employment agreement and 500,000 on January 25, 2006. Warrants to purchase 1,000,000 shares of NutraCea's common stock at an exercise price of $0.30 per share were also issued and will vest upon the achievement of NutraCea obtaining "Gross Sales over $25,000,000" and NutraCea reports a positive EBITDA for the period. All warrants expire in ten years from the date of issuance.

On April 4, 2005, NutraCea entered into an Agreement and Plan of Merger and Reorganization ("Merger Agreement") with The RiceX Company, a publicly held manufacturer and distributor of foods and ingredients made from stabilized rice bran whose stock is traded on the OTC Bulletin Board ("RiceX"). The signing of the Merger Agreement was announced on April 4,

2005 in a press release and a report on Form 8-K that NutraCea filed with the Securities and Exchange Commission. The Merger Agreement provides that, subject to the satisfaction of certain conditions, a wholly owned subsidiary of NutraCea will merge with and into RiceX, which will result in RiceX becoming a wholly-owned subsidiary of NutraCea ("Merger").

At the effective time of the Merger, the stockholders of RiceX will receive shares of NutraCea common stock in exchange for their shares of RiceX common stock, and NutraCea will assume the outstanding options and warrants to purchase RiceX common stock. NutraCea anticipates that the aggregate number of shares of NutraCea common stock that will be issued to the holders of RiceX common stock upon the effective date of the Merger will be between approximately 28,000,000 and 36,000,000 shares. In addition, after the Merger, NutraCea anticipates that the RiceX security holders will hold between approximately 42% and 48% of the combined company on a fully diluted basis, which includes shares underlying NutraCea and RiceX options and warrants. The number of shares of NutraCea common stock issuable to RiceX stockholders is subject to adjustment based upon the market price of NutraCea common stock and the number of outstanding RiceX options and warrants on the effective date of the Merger.

The Merger Agreement calls for certain changes in NutraCea's corporate structure. First, it calls for NutraCea to increase the size of its board of directors from five to seven directors upon the effectiveness of the Merger, with NutraCea's board of directors immediately after consummation of the merger to consist of three representatives from NutraCea, three representatives from RiceX and one representative mutually designated by NutraCea and RiceX. In addition, it is currently a condition to consummation of the Merger that NutraCea's articles of incorporation be amended to increase the authorized number of NutraCea's common shares from 100,000,000 to 150,000,000 shares.

The closing of the transactions contemplated by the Merger Agreement is also subject to (i) approval by the respective stockholders of NutraCea and RiceX,
(ii) a determination of the fairness of the terms and conditions of the Merger at a hearing before the Commissioner of Corporations for the State of California
(iii) holders of no more than 17% of the outstanding shares of NutraCea common stock having exercised dissenters' rights with respect to their shares by virtue of the Merger, and (iv) holders of no more than 5% of the outstanding shares of RiceX common stock having exercised dissenters' rights with respect to their shares by virtue of the Merger, and (v) other customary closing conditions.

As disclosed in previous filings made by NutraCea with the Securities and Exchange Commission ("SEC"), RiceX is NutraCea's principal supplier of stabilized rice bran, and NutraCea subleases its principal executive offices from RiceX. In addition, RiceX's Chairman of the Board and the Former Chief Executive Officer, Daniel L. McPeak, Sr., is the spouse of Patricia McPeak, RiceX's former director and President, and current Chief Executive Officer for and director of NutraCea. Mr. McPeak recused himself from the vote taken by the board of directors of RiceX to approve the Merger. Additional information regarding these relationships can be found in NutraCea's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

On January 26, 2005 NutraCea entered into a non-exclusive distribution agreement to distribute NutraCea's rice based nutraceutical products in the United States. An initial order for $25,000 was made concurrently with the signing of the agreement. The term of the agreement is for three years. Products are sold to the distributor at NutraCea's standard price schedule; purchases above certain annual minimum requirements will then receive a 5% discount. Additionally, failure to meet these minimum purchase requirements is cause for termination of the agreement at NutraCea's option. NutraCea may also at its option terminate the agreement upon 60 days written notice to the distributor.

On February 10, 2005 NutraCea entered into a one year consulting agreement with Trilogy, a financial relations company. Compensation was to be $10,000 per month and the issuance of 700,000 warrants to purchase shares of common stock at a price of $.45 per share; 700,000 warrants to purchase shares of common stock at a price of $.65 per share; and 700,000 warrants to purchase shares of common stock at a price of $.85 per share. In conjunction with this agreement NutraCea agreed to pay a finder's fee to a consulting company consisting of stock options to purchase 135,000 shares of common stock at a price of $0.45 per share. Subsequent to the quarter ended March 31, 2005, NutraCea terminated this consulting agreement and cancelled the warrants originally issued under the contract.

On February 28, 2005 NutraCea terminated an existing consulting agreement with a retired employee that was entered into on April 19, 2004. At NutraCea's sole discretion it may retain the services of the consultant on a monthly basis at a rate of $80 per hour, not to exceed 10 hours per month for the first three months following the termination of the agreement. Additionally, for each patent granted to NutraCea whereby the consultant is listed as inventor, the consultant shall receive 15,000 shares of restricted common stock; however the maximum value of the stock grant shall not exceed $15,000 based on the closing bid price of NutraCea's common stock on the date the patent is granted, with the total shares granted reduced accordingly.

On March 1, 2005, NutraCea amended and restated a consulting agreement (with Company options to extend on an annual basis) with a retired employee of NutraCea. Under the terms of the agreement, monthly compensation of $7,500 is payable. In addition, the consultant received warrants to purchase 10,000 shares of common stock at $.43 a share. The 10,000 warrants are valued at $3,131 and expire in three years. Either party can cancel this agreement with
30-day written notice.   If the agreement is extended past the first year then
monthly compensation will be increased to $8,333 with additional warrants to purchase 15,000 shares of common stock at the market price per share at the date of extension. Additionally, for each patent granted to NutraCea whereby the consultant is listed as inventor, the consultant shall receive 15,000 shares of restricted common stock; however the maximum value of the stock grant shall not exceed $15,000 based on the closing bid price of NutraCea's common stock on the date the patent is granted, with the total shares granted reduced accordingly.

On March 14, 2005 NutraCea appointed Dr. Harold Stein to its Scientific Advisory Board. Pursuant to the Scentific Advisory member Agreement, Dr. Stein's appointment is for a three year term with annual compenstation of 15,000 warrants to purchase shares of common stock at the market price on each anniversary date. The option price for the first year of service is a price of $.50 per share. Dr. Stein is a professor in the University of Toronto's Department of Ophthalmology and Vision Sciences and the author or co-author of several ophthalmology textbooks. Dr. Stein joins Dr. Barbara Levin, Dr. Eliot Drell and Dr. Eric Pecha on the Scientific Advisory Board.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as exhibits to this report:

          31.1 Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          31.2 Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          32.1 Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     (b)  Reports  on  Form  8-K:

          (i) Form 8-K filed on February 18, 2005 reporting under Item 1.01 the issuance of 35,000 shares of common stock to each director of NutraCea.

          (ii) Form 8-K filed on March 8, 2005 reporting under Item 3.02 the appointment of David S. Bensol, R. Ph. to the board of directors.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NUTRACEA

Dated:  May 6, 2005                     /s/Patricia McPeak
                                        ------------------
                                        Patricia McPeak
                                        Chief Executive Officer




Dated:  May 6, 2005                     /s/ James W. Kluber
                                        -------------------
                                        James W. Kluber,
                                        Chief Financial Officer
                                        (Principal Accounting Officer)