Form 10QSB
period 2005-06-30
NUTRACEA
filed 2005-08-15
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
_______________ to _______________

Commission File Number 0-32565

NUTRACEA
(Exact name of small business issuer as specified in its charter)

CALIFORNIA	87-0673375
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1261 Hawk's Flight Court El Dorado Hills, California	95762
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number:	(916) 933-7000

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

The number of shares of the issuer’s common stock outstanding as of June 30, 2005 was 37,822,774.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NUTRACEA

NUTRACEA AND SUBSIDIARIES
Consolidated Balance Sheet
June 30, 2005
(unaudited)

ASSETS

Current assets
Cash	$875,206
Marketable securities	143,485
Accounts receivable	121,579
Inventory	294,749
Prepaid expenses	235,671
Total current assets	1,670,690

Restricted marketable securities	143,485
Property and equipment, net	114,001
Patents and trademarks, net	351,315
Goodwill	250,001

Total assets	$2,529,491

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$896,292
Accrued expenses	162,775
Notes payable	2,024,032
Convertible, mandatorily redeemable series A preferred stock, no par value, $1 stated value
20,000,000 shares authorized
0 shares issued and outstanding	20,473
Total current liabilities	3,103,572
Commitments and contingencies
Shareholders' deficit
Common stock, no par value
100,000,000 shares authorized
37,822,774 shares issued and outstanding	49,151,996
Deferred compensation	(40,478)
Accumulated deficit	(47,592,569)
Accumulated other comprehensive income,
unrealized loss on marketable securities	(2,093,030)
Total shareholders' deficit	(574,081)
Total liabilities and shareholders' deficit	$2,529,491

NUTRACEA AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues
Net product sales	$758,545	$413,070	$299,237	$291,001

Cost of goods sold	471,856	231,425	190,671	152,760

Gross profit	286,689	181,645	108,560	138,241

Operating expenses	2,576,682	20,397,884	1,766,805	2,551,425

Loss from operations	(2,289,993)	(20,216,239)	(1,658,245)	(2,413,184)

Other income (expense)
Customer deposit forfeiture	100,000	-	100,000	-
Interest income	4,864	3,057	2,053	2,119
Interest expense	(479,648)	(495)	(243,892)	-

Total other income (expense)	(374,784)	2,562	(141,840)	2,119

Net loss	(2,664,777)	(20,213,677)	(1,516,405)	(2,411,065)

Cumulative preferred dividends	-	8,373	-	-

Net loss available to common shareholders	$(2,664,777)	$(20,222,050)	$(1,516,405)	$(2,411,065)

Basic and diluted loss available to common shareholders per share	$(0.07)	$(1.16)	$(0.04)	$(0.10)

Basic and diluted weighted-average shares outstanding	36,355,262	17,465,704	36,793,254	24,616,107

NUTRACEA AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net loss available to common shareholders	$(2,664,777)	$(20,213,677)	$(1,516,405)	$(2,411,065)

Other comprehensive loss
Unrealized loss on marketable securities	(80,632)	-	(77,526)	-

Net and comprehensive loss	$(2,745,409)	$(20,213,677)	$(1,593,931)	$(2,411,065)

NUTRACEA AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended June 30,
	2005	2004
Cash flows from operating activities
Net loss	$(2,664,777)	$(20,213,677)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of warrants used as a debt discount	388,858	-
Depreciation and amortization	72,080	63,612
Non-cash issuances of common stock	731,738	10,726,984
Non-cash issuances of stock options & warrants	231,551	7,761,515
(Increase) decrease in
Accounts receivable	(113,898)	28,782
Inventory	9,315	(108,074)
Prepaid expenses	(204,916)	(684)
Increase (decrease) in
Advances from related parties	(73,978)	(13,030)
Accounts payable	635,219	279,252
Accrued salaries and benefits	(2,923)	(15,642)
Deferred compensation	-	(47,842)
Accrued expenses	85,649	6,459
Customer deposits	(100,000)	5,000
Net cash (used) in operating activities	(1,006,094)	(1,527,345)
Cash flows from investing activities
Purchase of property and equipment	(12,287)	(20,849)
Payment for patents and trademarks	(35,126)	(44,637)
Net cash used in investing activities	(47,413)	(65,486)
Cash flows from financing activities
Proceeds from exercise of stock options	432	2,767,368
Payment of preferred dividends	-	(31,816)
Repurchase of common stock	-	(230,000)
Net cash provided by financing activities	432	2,505,552
Net increase (decrease) in cash	(1,053,075)	912,721
Cash, beginning of period	1,928,281	100,023
Cash, end of period	$875,206	$1,012,744

NUTRACEA AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated financial statements of NutraCea have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in NutraCea’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.

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

	For the six months		For the three months
	ended June 30,		ended June 30,
	2005	2004	2005	2004

Net loss available to common shareholders:
As reported:	($2,664,777)	($20,222,050)	($1,516,405)	($2,411,065)
Less: compensation expensed charged to income:	276,604	7,761,515	211,604	490,455
Plus: proforma compensation expense:	(713,882)	(7,761,515)	(211,604)	(490,455)

Proforma net loss available to common shareholders:	($3,102,055)	($20,222,050)	($1,516,405)	($2,411,065)
Basic loss per common share:
As reported:	($0.07)	($1.16)	($0.04)	($0.10)
Proforma:	($0.09)	($1.16)	($0.04)	($0.10)

NUTRACEA AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3	MARKETABLE SECURITIES

On September 8, 2004, NutraCea purchased 1,272,026 shares of Langley Park Investment Trust, PLC, a United Kingdom closed-end mutual fund that is actively traded on a London exchange. Per the Stock Purchase Agreement, NutraCea paid with 7,000,000 shares of its own common stock.

Per the Agreement, NutraCea may sell 636,013 shares of Langley at any time, and the remaining 636,013 shares of Langley and the 7,000,000 shares of NutraCea are escrowed together for a 2-year period. At the end of the period, Langley’s NutraCea shares are measured for any loss in market value and if so, NutraCea must give up that pro-rata portion of its Langley shares up to the escrowed 636,013 shares.

As of June 30, 2005, the NutraCea shares have not lost any value. However, the Langley shares are marked down to their fair market value of $286,970, with one-half or $143,485 shown as a current asset because they may be sold at any time, and the other one-half shown as long-term because they are held in escrow pending the 2-year review of NutraCea’s stock valuation.

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

On January 25, 2005, NutraCea entered into a three year employment agreement with its Senior Vice President whereby NutraCea is to pay the officer a base salary of $150,000 per year. The agreement also provides that the officer is entitled to a one-time initial bonus of $25,000 and will be eligible for future incentive bonuses based solely on the discretion of the Chief Executive Officer or President of NutraCea and to be approved by NutraCea’s Compensation Committee. Warrants to purchase 1,000,000 shares of NutraCea’s common stock at an exercise price of $0.30 per share were issued and will vest 500,000 at signing of the employment agreement and 500,000 on January 25, 2006. Warrants to purchase 1,000,000 shares of NutraCea’s common stock at an exercise price of $0.30 per share were also issued and will vest upon the achievement of NutraCea obtaining “Gross Sales over $25,000,000” and NutraCea reports a positive EBITDA for the period. All warrants expire in ten years from the date of issuance.

NUTRACEA AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On January 26, 2005 NutraCea entered into a non-exclusive distribution agreement to distribute NutraCea’s rice based nutraceutical products in the United States. An initial order for $25,000 was made concurrently with the signing of the agreement. The term of the agreement is for three years. Products are sold to the distributor at NutraCea’s standard price schedule; purchases above certain annual minimum requirements will then receive a 5% discount. Additionally, failure to meet these minimum purchase requirements is cause for termination of the agreement at NutraCea’s option. NutraCea may also at its option terminate the agreement upon 60 days written notice to the distributor.

On February 9, 2005, NutraCea issued 200,000 stock options with an exercise price of $0.45 per share, vesting over three years, with lockup provisions through December 31, 2005 to two employees of NutraCea with each receiving 100,000 options. Non-cash compensation expense of $2,000 was recorded relating to the issue of these options.

On February 10, 2005, NutraCea entered into a one year consulting agreement with Trilogy, a financial relations company. Payments to Trilogy consisted of $10,000 per month and the issuance of 700,000 warrants to purchase shares of common stock at an exercise price of $.45 per share; 700,000 warrants to purchase shares of common stock at an exercise price of $.65 per share; and 700,000 warrants to purchase shares of common stock at an exercise price of $.85 per share. This agreement was subsequently terminated in April 2005. As a result, NutraCea has no further financial obligations pursuant to this contract and all warrants originally issued under the contract were cancelled. In conjunction with this agreement NutraCea agreed to pay a finder’s fee to a consulting company consisting of stock options to purchase 135,000 shares of common stock at a price of $0.45 per share.

On February 28, 2005, NutraCea terminated an existing consulting agreement with a retired employee that was entered into on April 19, 2004. At NutraCea’s sole discretion it may retain the services of the consultant on a monthly basis at a rate of $80 per hour, not to exceed 10 hours per month for the first three months following the termination of the agreement. Additionally, for each patent granted to NutraCea whereby the consultant is listed as inventor, the consultant shall receive 15,000 shares of restricted common stock; however the maximum value of the stock grant shall not exceed $15,000 based on the closing bid price of NutraCea’s common stock on the date the patent is granted, with the total shares granted reduced accordingly.

On March 1, 2005, NutraCea amended and restated a consulting agreement (with Company options to extend on an annual basis) with a retired employee of NutraCea. Under the terms of the agreement, monthly compensation of $7,500 is payable. In addition, the consultant received warrants to purchase 10,000 shares of common stock at $.43 a share. The 10,000 warrants are valued at $3,131 and expire in three years. Either party can cancel this agreement with 30-day written notice. If the agreement is extended past the first year then monthly compensation will be increased to $8,333 with additional warrants to purchase 15,000 shares of common stock at the market price per share at the date of extension. Additionally, for each patent granted to NutraCea whereby the consultant is listed as inventor, the consultant shall receive 15,000 shares of restricted common stock; however the maximum value of the stock grant shall not exceed $15,000 based on the closing bid price of NutraCea’s common stock on the date the patent is granted, with the total shares granted reduced accordingly.

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

On March 23, 2005, NutraCea agreed to pay $15,000 of unpaid fees to a web design consultant by issuing 26,786 shares of common stock.

On April 5, 2005, NutraCea hired a financial services firm to assist in evaluating the proposed merger with RiceX and to provide a fairness opinion. A fee of $50,000 for this work was paid.

On April 5, 2005, NutraCea hired an information technology and marketing firm to assist in the development of sales of NutraCea’s products over the Internet. The IT firm purchases from NutraCea products at 50% of the suggested retail price and has the non-exclusive right to sell them on the Intenet. All sales, marketing, shipping, and handling costs are the responsibility of the IT firm. The term of the contract is for three years. Additionally, options to purchase 360,000 shares of common stock of NutraCea at an exercise price of $0.60 per share were issued at the effective date of the contract, with 45,000 options vesting at the signing of the contract and the remainder of the options vesting at 15,000 options per month over the next 21 months. All options that vest are locked up until December 31, 2007.

On April 12, 2005, NutraCea granted various rights to its principal equine division products customer that specifically include:

•	The grant to NutraCea of exclusive worldwide rights to manufacture certain equine products for the customer.

•
The transfer and assignment of the customer’s technology rights granted to it in a prior Technology Agreement dated September 13, 2003. 1,222,222 shares of NutraCea’s common stock were issued to the customer as consideration for the transfer and assignment.

•
The transfer and assignment of technology rights of a limited liability corporation formed by the customer and granted to it in a prior Technology Agreement dated September 13, 2003. 166,667 shares of NutraCea’s common stock are to be issued to the limited liability corporation as consideration for the transfer and assignment.

NUTRACEA AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•
The grant of marketing and distribution rights to the customer covering: 1) the right of first offer to market new products as may be developed by NutraCea or proposed to be developed by the customer for non-human markets; and 2) the right of first refusal in the event that a third party independently contacts NutraCea regarding the marketing and distribution of new, non-human products. Also, the customer agrees to use NutraCea as the exclusive manufacturer for any new, non-human products as defined. Additionally, NutraCea may earn a 5% royalty on new products on revenues exceeding specified annual volume levels.

On April 18, 2005, a direct response marketing company hired the Chief Executive Officer of NutraCea whereby she will receive a royalty of $1 per unit sold resulting from infomercials that will demonstrate specific products of NutraCea. Royalty payments will be made by the direct response marketing company and are not an obligation of NutraCea.

On April 19, 2005, NutraCea signed an agreement with a direct response marketing company to market and sell products through infomercials. The agreement is for one year and may be extended for an additional year. The agreement covers pricing of specific products at wholesale prices which will be private labeled for direct sale by the marketing company. During the term of the agreement NutraCea will not sell its products through any other infomercials so long as the marketing company maintains minimum quarterly orders beginning October 1, 2005 of $500,000.

On May 5, 2005, NutraCea hired a consulting company to provide patent and license analysis. The agreement is for one year and may be terminated by either party with 30 days written notice. Compensation shall be 448,980 shares of common stock valued at $220,000 granted to the consulting company which was booked entirely in this period. 50% of the shares vest upon the signing of the agreement; a minimum of 134,693 shares vest within three months of certain reporting requirements being made by the consulting company; and the remaining shares vest upon NutraCea taking action on recommendations of the consulting company.

On May 17, 2005, NutraCea entered into a one year consulting agreement (with Company options to extend on an annual basis) with a retired employee of NutraCea primarily for research and development work. Under the terms of the agreement, monthly compensation of $6,667 is payable. In addition, the consultant received warrants to purchase 10,000 shares of common stock at $0.50 a share. The 10,000 warrants are valued at $3,395 and expire in three years. Either party can cancel this agreement with 30-day written notice. Additionally, for each patent granted to NutraCea whereby the consultant is listed as inventor, the consultant shall receive 15,000 shares of restricted common stock.

Effective June 1, 2005, NutraCea entered into a one year consulting agreement with an investor relations firm. Either party may terminate the agreement upon four months written notice to the other party. Under the terms of the agreement monthly compensation is $5,000. In addition, the consulting firm received options to purchase 250,000 shares of common stock at $0.65 per share. The 250,000 options are valued at $90,044, expire in five years, and may not be exercised for the first year from the date of grant.

NUTRACEA AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Proposed Merger with The RiceX Company

On April 4, 2005, NutraCea and The RiceX Company ("RiceX") entered into an Agreement and Plan of Merger and Reorganization, (the "Merger Agreement"). Pursuant to the Merger Agreement, Red Acquisition Corporation, a wholly-owned subsidiary of NutraCea ("Merger Sub") will merge with and into RiceX (the "Merger"). As a result of the Merger, RiceX will become a wholly-owned subsidiary of NutraCea.

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

On July 12, 2005, NutraCea obtained a permit from the Commissioner of Corporations of the State of California pursuant to Section 25121 of the California Corporate Securities Law of 1968, allowing the issuance of NutraCea Common Stock in the Merger to be exempt from registration under Section 3(a)(10) of the Securities Act of 1933.

On July 15, 2005, NutraCea and RiceX filed with the SEC a preliminary joint proxy statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. This filing is currently under review by the SEC.

NOTE 5	COMMON STOCK

Common and Preferred Stock

All stock issued is valued at the fair value of the stock.

During the quarter ended June 30, 2005, NutraCea issued 29,786 shares of common stock to consultants for services rendered valued at $15,000.

During the quarter ended June 30, 2005, NutraCea issued 1,222,222 shares of common stock to repurchase technology and marketing rights valued at $550,000.

During the quarter ended June 30, 2005, NutraCea issued 35,000 shares of common stock to officers and directors for compensation valued at $16,100.

NUTRACEA AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended June 30, 2005, NutraCea issued 30,000 shares of common stock pursuant to the Patent Incentive Plan totaling $12,600.

Stock Options & Warrants

Expense for stock options and warrants issued to consultants is calculated at fair value using the Black-Scholes valuation method.

During the quarter ended June 30, 2005, NutraCea issued 335,000 warrants with exercise prices between $0.50 and $0.65 per share to consultants. The warrants expire between three years and five years from the date of issue. A total of $118,188 in non-cash compensation expense was recorded relating to the issue of these warrants.

NOTE 6	BUSINESS SEGMENTS

For internal reporting purposes, management segregates NutraCea into operating segments as follows for the six and the three months ended June 30, 2005 and 2004:

Six months endedJune 30, 2005	Net Sales	(Loss) from Operations	Interest Expense	Total Assets	Depreciation/ Amortization
NutraStar Technologies Incorporated	$213,954	$46,497	$479,648	$2,399,548	$31,599
NutraGlo Incorporated	544,554	227,851	-	129,943	-
Unallocated corporate overhead		(2,564,341)			40,481
Total, NutraCea	$758,508	$(2,289,993)	$479,648	$2,529,491	$72,080

Six months ended 6/30/2004	Net Sales	(Loss) from Operations	Interest Expense	Total Assets	Depreciation/ Amortization
NutraStar Technologies Incorporated	$217,197	$(4,070)	$495	$1,781,789	$13,941
NutraGlo Incorporated	195,873	60,109	-	18,033	-
Unallocated corporate overhead	-	(20,272,278)	-	-	49,671
Total, NutraCea	$413,070	$(20,216,239)	$495	$1,799,822	$63,6122

Three months ended June 30, 2005	Net Sales	(Loss) from Operations	Interest Expense	Total Assets	Depreciation/ Amortization
NutraStar Technologies Incorporated	$106,803	$30,200	$243,892	$2,399,548	$16,017
NutraGlo Incorporated	192,434	72,946	-	129,943	-
Unallocated corporate overhead		(1,761,391)			20,239
Total, NutraCea	$299,237	$(1,658,245)	$48,389	$2,529,491	$36,256

Three months ended 6/30/2004	Net Sales	(Loss) from Operations	Interest Expense	Total Assets	Depreciation/ Amortization
NutraStar Technologies Incorporated	$95,234	$92,473	$-	$1,781,789	$8,764
NutraGlo Incorporated	195,767	(25,740)	-	18,033	-
Unallocated corporate overhead	-	(2,479,917)	-	-	13,989
Total, NutraCea	$291,001	$(2,413,184)	$-	$1,799,822	$22,752

NUTRACEA AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	SUBSEQUENT EVENTS

On July 1, 2005 NutraCea hired a company to provide potential qualified customer introductions. The term of the service agreement is 12 months and may be terminated by either party upon written notice. NutraCea shall grant the company an option to purchase 250,000 shares of restricted common stock at a price of $0.65 per share. The option shall not vest until NutraCea has received purchase orders of at least $2,000,000 from an qualifying agreement during the term of the agreement plus 12 months from the termination of the service agreement from any qualifying agreement. Additionally, upon vesting of the option NutraCea shall pay the company a reasonable royalty fee based on the net profits received from a qualifying agreement.

On July 13, 2005 NutraCea hired a financial advisory services company to act as the exclusive financial advisor in connection with the issuance of equity securities during the term of the agreement. The term of the agreement is 12 months but can be terminated by NutraCea after August 19, 2005 if certain milestones are not met.

On July 14, 2005 NutraCea hired an individual to assist in forming a joint operating agreement with a rice mill in two certain foreign countries. The term of the finder’s agreement is for six months and may be terminated by either party for any reason at any time. NutraCea shall pay the finder a fee based on net income. The joint entity transaction must include a purchase commitment arranged by the venture party from the applicable country for a minimum of one hundred thousand servings per day for the first two years while a production plant is being constructed and a subsequent commitment for an additional one million servings per day for at least two additional years after the production plant has been constructed. The venture party must fund the construction of the production plant.

On July 25, 2005 NutraCea issued 25,000 shares of common stock pursuant to the exercise of stock options and warrants for cash totaling $5,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution About Forward-Looking Statements

This Form 10-QSB includes “forward-looking” statements about future financial results, future business changes and other events that have not yet occurred. For example, statements like NutraCea “expects,”“anticipates” or “believes” are forward-looking statements. Investors should be aware that actual results may differ materially from NutraCea's expressed expectations because of risks and uncertainties about the future. NutraCea does not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of NutraCea’s business are discussed throughout this Form 10-QSB and should be considered carefully.

Results of Operations

Three-Month Period Ended June 30, 2005 versus 2004

Revenues of NutraCea remained relatively flat, increasing by $8,236, to $299,237 for the quarter ended June 30, 2005 from $291,001 for the quarter ended June 30, 2004.

Cost of goods sold increased by $37,911, to $190,671 for the quarter ended June 30, 2005 from $152,760 for the quarter ended June 30, 2004. The increase relates to increased ingredient and packaging costs.

Operating expenses decreased by $784,620, to $1,766,805 for the quarter ended June 30, 2005 from $2,551,425 for the quarter ended June 30, 2004. During the quarter ended June 30, 2005 non-cash consulting expense decreased by $1,104,800 to $427,182 from $1,531,982 for the quarter ended June 30, 2004. Other decreases in expenses include commissions and finders fees in the amount of $39,000 and marketing expense of $25,820. Offsetting these decreases in expenses during the quarter ended June 30, 2005 was the increase in non-cash stock issuances of $722,655 to $722,655 from $0 for the quarter ended June 30, 2004. These stock issuances related primarily to various service/consulting agreements entered into during the quarter.

A customer forfeited its $100,000 deposit for the three months ended June 30, 2005 by terminating a  technology rights agreement.

Interest expense increased by $243,892, to $243,892 for the quarter ended June 30, 2005 from $0 for the quarter ended June 30, 2004. The increase is due to $48,389 of interest expense on notes payable that were funded in December 2004 and amortization of debt discount of $195,503 related to the same notes payable.

The net loss for the quarter ended June 30, 2005 was $1,516,405 compared to a net loss of $2,411,065 recorded for the quarter ended June 30, 2004. The lower net loss for the second quarter of 2005 was due primarily to the higher non-cash stock expensed during the second quarter of 2004.

Operating Results for the Six Months Ended June 30, 2005 and 2004

Revenues of NutraCea increased by $345,475, to $758,545 for the six months ended June 30, 2005 from $413,070 for the six months ended June 30, 2004. The NutraGlo subsidiary accounted for 99% of the increase in revenues due to increased orders from its primary equine customer.

Costs of goods sold increased by $240,431 to $471,856 for the six months ended June 30, 2005 from $231,425 for the six months ended June 30, 2004. The increase in costs of goods sold generally reflects the increase in products sold by the NutraGlo subsidiary during the first six months of 2005.

Operating expenses decreased by $17,821,202, to $2,576,682 for the six months ended June 30, 2005 from $20,397,884 for the six months ended June 30, 2004. Most of the decrease is due to reduced expenses related to non-cash stock and option awards in the first quarter of 2005 as compared to the same expenses in the amount of $16,844,444 recorded in the first quarter of 2004. Other decreases in expenses include reduced commissions and finders fees in the amount of $209,437 and marketing expense of $69,558. In addition, salaries and wages decreased by approximately $148,097 in the first six months of 2005 as compared to the same period in 2004 due primarily to non-recurring cash bonuses paid in the first six months of 2004 to the CEO and previous President.

A customer forfeited its $100,000 deposit for the six months ended June 30, 2005 by terminating a technology rights agreement.

Interest expense increased substantially to $479,648 for the six months ended June 30, 2005 from $495 for the six months ended June 30, 2004. The increase is due to $90,790 of interest expense on notes payable that were funded in December 2004 and amortization of debt discount of $388,858 related to the same notes payable.

The net loss for the six months ended June 30, 2005 was $2,664,777 compared to a net loss of $20,222,050 recorded for the six months ended June 30, 2004. The lower net loss for the first six months of 2005 was due primarily to the higher non-cash stock and options expensed during the first six months of 2004.

Liquidity and Sources of Capital

NutraCea has incurred significant operating losses since its inception, and, as of June 30, 2005 NutraCea had an accumulated deficit of $47,592,560. NutraCea used approximately $400,000 of cash to fund operations during the quarter ended June 30, 2005 leaving a cash and cash equivalents balance of $875,206 at June 30, 2005 and a working capital deficit of $1,432,882. The cash is not deemed sufficient to cover our operating deficits, expanded business plan and growth, nor the repayment of debt obligations.

To date, NutraCea has funded its operations, in addition to sales revenues, through a combination of short-term debt and the issuance of common and preferred stock. During the six months ended June 30, 2005, NutraCea has issued a total of 1,692,230 shares of common stock of which 1,686,230 shares were issued as compensation to officers and consultants of NutraCea. NutraCea continues to pursue cost cutting or expense deferral strategies in order to conserve working capital.

Due to NutraCea’s limited cash flow and operating losses, it is unlikely that NutraCea could obtain financing through commercial or banking sources. Consequently, NutraCea is dependent on continuous cash infusions from major investors and the exercise of outstanding warrants and options in order to fund its current operations. If these sources of capital were unwilling or unable to provide additional working capital to NutraCea, NutraCea would probably not be able to sustain its full range of operations. There are no contractual obligations which would require NutraCea’s past funding sources to fund NutraCea’s future operations.

As of June 30, 2005, NutraCea’s principal commitments include a lease commitment for NutraCea’s corporate offices of $ 6,366 per month that expires in September 2006 .

Management of NutraCea believes that it will need to raise additional capital to continue to develop, promote and conduct its operations. Such additional capital may be raised through public or private financing as well as borrowing from other sources. Although NutraCea believes that current and/or future investors will continue to fund NutraCea’s expenses, there is no assurance that such investors will continue to fund NutraCea’s ongoing operations or that the terms upon which such investments will be made will be favorable to NutraCea.

Critical Accounting Policies

NutraCea’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires managers to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, NutraCea's accountants' evaluate the estimates, including, but not limited to, those related to revenue recognition. NutraCea uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates.

NutraCea has adopted the fair value based method of accounting prescribed in Financial Accounting Standards Board (“FASB”) Statement No. 123, "Accounting for Stock-Based Compensation," for its employee stock option plans.

NutraCea has adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” which requires gains and losses from extinguishment of debt to be reported as part of recurring operations.

ITEM 3.	CONTROLS AND PROCEDURES

NutraCea carried out an evaluation, under the supervision and with the participation of NutraCea’s management, including NutraCea’s President and Chief Executive Officer and NutraCea’s Chief Financial Officer, of the effectiveness of the design and operation of NutraCea’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, NutraCea’s President and Chief Executive Officer and NutraCea’s Chief Financial Officer concluded that NutraCea’s disclosure controls and procedures are effective to ensure the information required to be disclosed by NutraCea in reports filed or submitted under the Exchange Act were timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no significant changes in NutraCea’s internal controls over financial reporting or in other factors which occurred during the quarter covered by this report, which could materially affect or are reasonably likely to materially affect NutraCea’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities during the Quarter

During the quarter ended June 30, 2005, NutraCea issued the following securities without registration under the Securities Act of 1933 (“1933 Act”):

NutraCea issued 29,786 shares of its common stock valued at $15,000 to a web design consultant in respect of unpaid fees.

NutraCea issued 1,222,222 shares of its common stock to repurchase technology and marketing rights valued at $550,000.

NutraCea issued 448,980 shares of common stock to a consulting company for patent and license analysis. One half of the shares vested upon signing of the agreement while the balance will vest upon certain milestones being achieved. The vested shares are valued at $110,000.

NutraCea issued 35,000 shares of common stock to a director valued at $16,100.

NutraCea issued 30,000 shares of common stock pursuant to the Patent Incentive Plan valued at $12,600. NutraCea also issued warrants to purchase 10,000 shares of common stock exercisable at $0.50 per share pursuant to the Plan. The warrants are valued at $3,395 and expire in three (3) years.

NutraCea issued options to purchase 360,000 shares of its common stock to a technology firm for assistance in developing an internet marketing system for NutraCea. The options have an exercise price of $0.60 per share and became exercisable over the next 21 months. The options are valued at $118,165 and expire in five years.

NutraCea issued options to purchase 250,000 shares of common stock to consultants for investor relations services valued at $90,044 that are exercisable at $0.65 per share and that expire in five (5) years.

All of the above issuances were made without any public solicitation, to a limited number of investors or consultants and were acquired for investment purposes only. Each of the individuals or entities had access to information about NutraCea and was deemed capable of protecting their own interests. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933. These are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and bear a legend stating the restrictions on resale.

ITEM 5.	OTHER INFORMATION

Proposed Merger with The RiceX Company

On April 4, 2005, NutraCea entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”) with The RiceX Company, a publicly held manufacturer and distributor of foods and ingredients made from stabilized rice bran whose stock is traded on the OTC Bulletin Board (“RiceX”). The signing of the Merger Agreement was announced on April 4, 2005 in a press release and a report on Form 8-K that NutraCea filed with the Securities and Exchange Commission. The Merger Agreement provides that, subject to the satisfaction of certain conditions, a wholly owned subsidiary of NutraCea will merge with and into RiceX, which will result in RiceX becoming a wholly-owned subsidiary of NutraCea (“Merger”).

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

The Merger Agreement calls for certain changes in NutraCea’s corporate structure. First, it calls for NutraCea to increase the size of its board of directors from five to seven directors upon the effective date of the Merger, with NutraCea’s board of directors immediately after consummation of the merger consisting of three representatives from NutraCea, three representatives from RiceX and one representative mutually designated by NutraCea and RiceX. In addition, it is currently a condition to consummation of the Merger that NutraCea’s articles of incorporation be amended to increase the authorized number of NutraCea’s common shares from 100,000,000 to at least 150,000,000 shares.

The closing of the transactions contemplated by the Merger Agreement is also subject to (i) approval by the respective stockholders of NutraCea and RiceX, (ii) holders of no more than 17% of the outstanding shares of NutraCea common stock having exercised dissenters' rights with respect to their shares by virtue of the Merger, and (iii) holders of no more than 5% of the outstanding shares of RiceX common stock having exercised dissenters' rights with respect to their shares by virtue of the Merger, and (v) other customary closing conditions.

As disclosed in previous filings made by NutraCea with the Securities and Exchange Commission ("SEC"), RiceX is NutraCea's principal supplier of stabilized rice bran, and NutraCea subleases its principal executive offices from RiceX. In addition, RiceX's Chairman of the Board and the former Chief Executive Officer, Daniel L. McPeak, Sr., is the spouse of Patricia McPeak, NutraCea’s current Chief Executive Officer and director. Mr. McPeak recused himself from the vote taken by the board of directors of RiceX to approve the Merger. Additional information regarding these relationships can be found in NutraCea's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

On July 12, 2005 NutraCea and RiceX after a fairness hearing obtained a permit from the Commissioner of Corporations of the State of California pursuant to Section 25121 of the California Corporate Securities Law of 1968, allowing the issuance of NutraCea Common Stock in the Merger to be exempt from registration under Section 3(a)(10) of the 1933 Act.

On July 15, 2005 NutraCea and RiceX filed with the SEC a preliminary joint proxy statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. This filing is currently under review by the SEC.

Other Agreements

On April 5, 2005 NutraCea entered into an agreement with a financial services firm to assist in evaluating the proposed merger with RiceX and to provide a fairness opinion. A fee of $50,000 for this work was paid upon execution of the agreement.

On April 5, 2005 NutraCea entered into a non-exclusive marketing and reseller agreement with an information technology and marketing firm to assist in the development of sales of NutraCea’s products over the Internet. The IT firm purchases from NutraCea products at 50% of the suggested retail price and has the non-exclusive right to sell them on the Intenet. All sales, marketing, shipping, and handling costs are the responsibility of the IT firm. The term of the contract is for three years. Additionally, options to purchase 360,000 shares of common stock of NutraCea at an exercise price of $0.60 per share were issued at the effective date of the contract, with 45,000 options vesting at the signing of the contract and the remainder of the options vesting at 15,000 options per month over the next 21 months. All options that vest are locked up until December 31, 2007.

On April 12, 2005 NutraCea signed various agreements with its principal equine division products customer that specifically include:

•	The grant to NutraCea of exclusive worldwide rights to manufacture certain equine products for the customer.

•
The transfer and assignment of the customer’s technology rights granted to it in a prior Technology Agreement dated September 13, 2003. 1,222,222 shares of NutraCea’s common stock were issued to the customer as consideration for the transfer and assignment.

•
The transfer and assignment of technology rights of a limited liability corporation formed by the customer and granted to it in a prior Technology Agreement dated September 13, 2003. 166,667 shares of NutraCea’s common stock are to be issued to the limited liability corporation as consideration for the transfer and assignment.

•
The grant of marketing and distribution rights to the customer covering: 1) the right of first offer to market new products as may be developed by NutraCea or proposed to be developed by the customer for non-human markets; and 2) the right of first refusal in the event that a third party independently contacts NutraCea regarding the marketing and distribution of new, non-human products. Also, the customer agrees to use NutraCea as the exclusive manufacturer for any new, non-human products as defined. Additionally, NutraCea may earn a 5% royalty on new products on revenues exceeding specified annual volume levels.

On April 18, 2005 the Chairman and Chief Executive Officer of NutraCea signed a talent and license agreement with a term of two years with a direct response marketing company whereby she will receive a royalty of $1 per unit sold resulting from infomercials that will demonstrate specific products of NutraCea. Royalty payments will be made by the direct response marketing company and are not an obligation of NutraCea.

On April 19, 2005 NutraCea signed an agreement with a direct response marketing company to market and sell products through infomercials. The agreement is for one year and may be extended for an additional year. The agreement covers pricing of specific products at wholesale prices which will be private labeled for direct sale by the marketing company. During the term of the agreement NutraCea will not sell its products through any other infomercials so long as the marketing company maintains minimum quarterly orders beginning October 1, 2005 of $500,000.

On May 5, 2005 NutraCea’s Board of Directors approved an agreement with a consulting company to provide patent and license analysis. The agreement is for one year and may be terminated by either party with 30 days written notice. Compensation shall be in the form of 448,980 shares of common stock granted to the consulting company. 50% of the shares vest upon the signing of the agreement; a minimum of 134,693shares vest within three months of certain reporting requirements being made by the consulting company; and the remaining shares vest upon NutraCea taking action on recommendations of the consulting company.

On May 17, 2005, NutraCea entered into a one year consulting agreement (with Company options to extend on an annual basis) with a retired employee of NutraCea. Under the terms of the agreement, monthly compensation of $6,667 is payable. In addition, the consultant received warrants to purchase 10,000 shares of common stock at $0.50 a share. The 10,000 warrants are valued at $3,395 and expire in three years. Either party can cancel this agreement with 30-day written notice. Additionally, for each patent granted to NutraCea whereby the consultant is listed as inventor, the consultant shall receive 15,000 shares of restricted common stock.

Effective June 1, 2005, NutraCea entered into a one year consulting agreement with an investor relations firm. Either party may terminate the agreement upon four months written notice to the other party. Under the terms of the agreement monthly compensation is $5,000. In addition, the consulting firm received options to purchase 250,000 shares of common stock at $0.65 per share. The 250,000 options are valued at $90,044, expire in five years, and may not be exercised for the first year from the date of grant.

ITEM 6.	EXHIBITS

10.1	Agreement and Plan of Merger and Reorganization by and among NutraCea, Red Acquisition Corporation and The RiceX Company dated April 4, 2005*
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________________________________

*Incorporated by reference to Current report on Form 8-K filed on April 4, 2005.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEA

Date: August 15, 2005	By:	/s/ Patricia McPeak

Patricia McPeak Chief Executive Officer

Date: August 15, 2005	By:	/s/ James W. Kluber

James W. Kluber, Chief Financial Officer (Principal Accounting Officer)