Form 10QSB
period 2005-09-30
NUTRACEA
filed 2005-11-14
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

The number of shares of the issuer’s common stock outstanding as of September 30, 2005 was 38,519,441.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

Index

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NUTRACEA

Index

NUTRACEA AND SUBSIDIARIES
Consolidated Balance Sheet
September 30, 2005
(unaudited)

ASSETS

Current assets
Cash	$389,034
Marketable securities	170,977
Accounts receivable	87,801
Inventory	391,740
Prepaid expenses	410,808
Total current assets	1,450,360

Restricted marketable securities	170,977
Property and equipment, net	108,807
Patents and trademarks, net	354,600
Goodwill	250,001

Total assets	$2,334,745

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$882,684
Accrued expenses	296,797
Due to related parties	2,010
Notes payable	2,221,684
Convertible, mandatorily redeemable series A preferred stock, no par value, $1 stated value 20,000,000 shares authorized 0 shares issued and outstanding	20,473
Total current liabilities	3,423,648
Commitments and contingencies
Shareholders' deficit
Common stock, no par value 100,000,000 shares authorized 38,519,441 shares issued and outstanding	49,608,419
Deferred compensation	(20,239)
Accumulated deficit	(48,639,037)
Accumulated other comprehensive income, unrealized loss on marketable securities	(2,038,046)
Total shareholders' deficit	(1,088,903)
Total liabilities and shareholders' deficit	$2,334,745

Index

NUTRACEA AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues
Net product sales	$1,060,271	$662,910	$301,726	$249,840

Cost of goods sold	704,569	396,494	232,713	165,069

Gross profit	355,702	266,416	69,013	84,771

Operating expense
Sales, general and administrative expense	1,840,794	10,025,278	365,488	274,245
Research and development expense	67,959	105,717	13,112	22,403
Professional fees	1,501,259	11,330,383	475,406	862,818
Depreciation and amortization expense	47,925	106,197	16,325	10.225

Total operating expense	3,457,937	21,567,575	870,331	1,169,691

Loss from operations	(3,102,235)	(21,301,159)	(801,318)	(1,084,920)

Other income (expense)
Customer deposit forfeiture	100,000	-	-	-
Interest income	6,036	4,084	1,172	1,027
Interest expense	(715,046)	(495)	(235,398)	-

Total other income (expense)	(609,010)	3,589	(234,226)	1,027

Net loss	(3,711,245)	(21,297,570)	(1,035,544)	(1,083,893)

Cumulative preferred dividends	-	(8,373)	-	-

Net loss available to common shareholders	$(3,711,245)	$(21,305,943)	$(1,035,544)	$(1,083,893)

Basic and diluted loss available to common shareholders per share	$(0.10)	$(1.12)	$(0.03)	$(0.04)

Basic and diluted weighted-average shares outstanding	36,756,797	18,946,026	38,033,352	26,537,529

Index

NUTRACEA AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net loss available to common shareholders	$(3,711,245)	$21,305,943)	$(1,035,544)	$(1,083,893)

Other comprehensive loss
Unrealized gain (loss) on marketable securities	(25,378)	(1,667,666)	54,984	(1,667,666)

Net and comprehensive loss	$(3,736,623)	$(20,213,677)	$(980,560)	$(2,751,559)

Index

NUTRACEA AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended September 30,
	2005	2004
Cash flows from operating activities
Net loss	$(3,711,245)	$(21,297,570)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of warrants used as a debt discount	586,510	-
Depreciation and amortization	108,640	73,826
Non-cash issuances of common stock	920,255	11,627,484
Non-cash issuances of stock options & warrants	414,449	7,782,515
(Increase) decrease in
Accounts receivable	(80,120)	(83,355)
Inventory	(87,676)	(112,738)
Prepaid expenses	(380,053)	(23,134)
Increase (decrease) in
Advances from related parties	(71,968)	(9,578)
Accounts payable	621,611	(21,711)
Accrued salaries and benefits	(9,371)	(37,130)
Deferred compensation	-	(47,842)
Accrued expenses	130,354	10,025
Customer deposits	(4,235)	5,000
Net cash (used) in operating activities	(1,562,849)	(2,130,208)
Cash flows from investing activities
Purchase of property and equipment	(16,100)	(35,110)
Payment for patents and trademarks	(45,720)	(51,534)
Net cash used in investing activities	(61,830)	(86,644)
Cash flows from financing activities
Proceeds from exercise of stock options	85,432	2,771,868
Payment of preferred dividends	-	(48,004)
Repurchase of common stock	-	(230,000)
Net cash provided by financing activities	85,432	2,493,864
Net increase (decrease) in cash	(1,539,247)	277,012
Cash, beginning of period	1,928,281	100,023
Cash, end of period	$389,034	$377,035

Index

NUTRACEA AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 1	BASIS OF PRESENTATION:

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

	For the nine months		For the three months
	ended September 30,		ended September 30,
	2005	2004	2005	2004

Net loss available to common shareholders:
As reported:	($3,711,245)	($21,305,943)	($1,035,544)	($1,083,893)
Less: compensation expensed charged to income:	789,251	7,782,515	552,245	490,455
Plus: proforma compensation expense:	(1,226,529)	(7,784,542)	(552,245)	(490,455)
Proforma net loss available to common shareholders:	($4,148,523)	($21,307,970)	($1,035,544)	($1,083,893)
Basic loss per common share:
As reported:	($0.10)	($1.12)	($0.03)	($0.04)
Proforma:	($0.11)	($1.12)	($0.03)	($0.04)

Index

NOTE 3	MARKETABLE SECURITIES

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

As of September 30, 2005, the NutraCea shares have not lost any value. However, the Langley shares are marked down to their fair market value of $341,954, with one-half or $170,977 shown as a current asset because they may be sold at any time, and the other one-half shown as long-term because they are held in escrow pending the 2-year review of NutraCea’s stock valuation.
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

Index

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

Index

On April 5, 2005, NutraCea hired a financial services firm to assist in evaluating the proposed merger with RiceX and to provide a fairness opinion. A fee of $50,000 for this work was paid.

On April 5, 2005, NutraCea hired an information technology and marketing firm to assist in the development of sales of NutraCea’s products over the Internet. The IT firm purchases from NutraCea products at 50% of the suggested retail price and has the non-exclusive right to sell them on the Internet. All sales, marketing, shipping, and handling costs are the responsibility of the IT firm. The term of the contract is for three years. Additionally, options to purchase 360,000 shares of common stock of NutraCea at an exercise price of $0.60 per share were issued at the effective date of the contract, with 45,000 options vesting at the signing of the contract and the remainder of the options vesting at 15,000 options per month over the next 21 months. All options that vest are locked up until December 31, 2007. A total of 105,000 options vested during the term that this contract was effective. This agreement was subsequently terminated in August 2005 and total of 105,000 options vested during the term that this contract was effective. As a result, NutraCea has no further financial obligations pursuant to this contract.

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

Index

On May 5, 2005, NutraCea’s hired a consulting company to provide patent and license analysis. The agreement is for one year and may be terminated by either party with 30 days written notice. Compensation shall be 448,980 shares of common stock valued at $220,000 granted to the consulting company which was booked entirely in this period. 50% of the shares vest upon the signing of the agreement; a minimum of 134,693 shares vest within three months of certain reporting requirements being made by the consulting company; and the remaining shares vest upon NutraCea taking action on recommendations of the consulting company.

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

On July 1, 2005 NutraCea hired a company to provide potential qualified customer introductions. The term of the service agreement is 12 months and may be terminated by either party upon written notice. NutraCea granted the company an option to purchase 250,000 shares of restricted common stock at a price of $0.65 per share. The option shall not vest until NutraCea has received purchase orders of at least $2,000,000 from a qualifying agreement during the term of the agreement plus 12 months from the termination of the service agreement from any qualifying agreement. Additionally, upon vesting of the option NutraCea shall pay the company a reasonable royalty fee based on the net profits received from a qualifying agreement.

On July 1, 2005 NutraCea entered into a consulting agreement with an individual to assist in the research and validation of NutraCea’s products in the medical foods market. The term of the agreement is for six months. NutraCea granted the individual an option to purchase 250,000 shares of restricted common stock at a price of $0.65 per share.

On July 13, 2005 NutraCea hired a financial advisory services company to act as the exclusive financial advisor in connection with the issuance of equity securities during the term of the agreement. The term of the agreement is 12 months. Compensation consists of an initial $10,000 advisory fee; transaction fees of varying amounts based on the amount of capital raised by NutraCea through the efforts of the financial advisor; and warrants of varying amounts based on the amount of capital raised by NutraCea through the efforts of the financial advisor.

Index

On July 14, 2005 NutraCea hired an individual to assist in forming a joint operating agreement with a rice mill in two certain foreign countries. The term of the finder’s agreement is for nine months and may be terminated by either party for any reason at any time. NutraCea shall pay the finder a fee based on net income. The joint entity transaction must include a purchase commitment arranged by the venture party from the applicable country for a minimum of one hundred thousand servings per day for the first two years while a production plant is being constructed and a subsequent commitment for an additional one million servings per day for at least two additional years after the production plant has been constructed. The venture party must fund the construction of the production plant.

On August 23, 2005 NutraCea entered into a one year consulting agreement with a medical advisor. NutraCea granted the individual an option to purchase 30,000 shares of restricted common stock at a price of $0.60 per share. Additionally, NutraCea will pay the individual a $500 per day per diem for attendance at meetings and appearances on behalf of NutraCea.

On August 24, 2005, NutraCea signed an agreement with a direct response marketing company to market and sell products through infomercials. The agreement is for two years and may be extended for an additional year. The agreement covers pricing of specific products at wholesale prices which will be private labeled for direct sale by the marketing company. During the term of the agreement NutraCea will not sell its products through any other infomercials so long as the marketing company maintains minimum quarterly orders beginning October 1, 2005 of $500,000. Additionally, NutraCea granted the company an option to purchase 250,000 shares of restricted common stock at a price of $1.275 per share. The options vest 50,000 shares upon payment in full of the contract quarter minimum purchase orders during the term of the agreement.

On September 13, 2005 NutraCea entered into an agreement with a Dominican Republic rice mill whereby the two companies will form a joint venture to install equipment to annually produce at least 5,000 metric tons of stabilized rice bran. The joint venture will be equally owned by the two companies and will commercially sell stabilized rice bran products through retail and government in the Dominican Republic and Haiti.

Merger with The RiceX Company
At special meetings of shareholders held on September 28, 2005 the shareholders of NutraCea and The RiceX Company ("RiceX") approved various matters relating to the proposed merger between the two companies.

On October 4, 2005, NutraCea merged with RiceX, with RiceX surviving the Merger as a wholly-owned subsidiary of NutraCea. Each share of RiceX common stock outstanding immediately prior to the effective time of the Merger was converted into the right to receive 0.767995 shares of NutraCea’s common stock.

Index

The stockholders of RiceX received 28,272,226 shares of NutraCea common stock in exchange for 100% of the shares of RiceX common stock, and NutraCea assumed the outstanding options and warrants to purchase 11,810,507 shares of RiceX common stock.

On October 4, 2005, certain investors purchased an aggregate of 7,850 shares of Series B Convertible Preferred Stock at a price of $1,000 per share pursuant to the Purchase Agreement. The preferred shares can be converted to shares of common stock at a conversion rate of 2,000 shares of common stock for each preferred share issued in the transaction. Additionally, pursuant to the Purchase Agreement, the investors were issued warrants to purchase an aggregate 7,850,000 shares of common stock at an exercise price of $0.70 per share. The warrants have a term of five years and are immediately exercisable. An advisor for the financing received a customary fee based on aggregate gross proceeds received from the investors and a warrant to purchase 1,099,000 shares of common stock at an exercise price per share of $0.50 per share.

NOTE 5	COMMON STOCK

Common and Preferred Stock

All stock issued is valued at the fair value of the stock.

During the quarter ended September 30, 2005, NutraCea issued 174,667 shares of common stock to consultants for services rendered valued at $85,400.

During the quarter ended September 30, 2005, NutraCea issued 97,000 shares of common stock in settlement of contractual agreements valued at $97,655.

During the quarter ended September 30, 2005, Nutracea issued 425,000 shares of common stock pursuant to the exercise of stock options for cash totaling $85,000.

Stock Options & Warrants

Expense for stock options and warrants issued to consultants is calculated at fair value using the Black-Scholes valuation method.

During the quarter ended September 30, 2005, NutraCea issued 310,000 warrants with exercise prices of $0.60 per share to consultants. The warrants expire between four years and five years from the date of issue. A total of $177,443 in non-cash compensation expense was recorded relating to the issue of these warrants.

NOTE 6	BUSINESS SEGMENTS

For internal reporting purposes, management segregates NutraCea into operating segments as follows for the nine and the three months ended September 30, 2005 and 2004:

Index

Nine months ended		(Loss) from	Interest	Total	Depreciation/
September 30, 2005	Net Sales	Operations	Expense	Assets	Amortization
NutraStar Technologies Incorporated	$400,735	$795,692	$715,046	$2,292,317	$47,925
NutraGlo Incorporated	659,536	256,443	-	42,428	-
Unallocated corporate overhead		(4,154,370)			60,715
Total, NutraCea	$1,060,271	$(3,102,235)	$715,046	$2,334,745	$108,640

Nine months ended		(Loss) from	Interest	Total	Depreciation/
September 30, 2004	Net Sales	Operations	Expense	Assets	Amortization
NutraStar Technologies Incorporated	$306,113	$(9,505,506)	$495	$1,914,563	$24,167
NutraGlo Incorporated	356,797	109,200	-	136,669	-
Unallocated corporate overhead	-	(11,904,853)	-	-	-
Total, NutraCea	$662,910	$(21,301,159)	$495	$2,051,232	$24,167

Three months ended		(Loss) from	Interest	Total	Depreciation/
September 30, 2005	Net Sales	Operations	Expense	Assets	Amortization
NutraStar Technologies Incorporated	$186,392	$264,505	$235,398	$2,292,317	$16,326
NutraGlo Incorporated	115,334	28,592	-	42,428	-
Unallocated corporate overhead		(1,094,415)			20,234
Total, NutraCea	$301,726	$(801,318)	$235,398	$2,334,745	$36,560

Three months ended		(Loss) from	Interest	Total	Depreciation/
September 30, 2004	Net Sales	Operations	Expense	Assets	Amortization
NutraStar Technologies Incorporated	$88,916	$304,277	$-	$1,914,563	$10,225
NutraGlo Incorporated	160,924	49,091	-	136,669	-
Unallocated corporate overhead	-	(1,438,288)	-	-	-
Total, NutraCea	$249,840	$(1,084,920)	$-	$2,051,232	$10,225

NOTE 7	SUBSEQUENT EVENTS

On October 1, 2005, NutraCea entered into a one-year consulting agreement with an independent contractor. Under the terms of the agreement, compensation shall be an initial issuance of 50,000 shares of common stock plus $15,000 in cash or its equivalent value in shares of common stock. Also, during the term of the contract, NutraCea shall pay monthly either $5,000 cash or common stock valued at $5,000, with the type of payment at NutraCea’s discretion. In addition, the independent contractor is entitled to a 2% commission based on net profits resulting from contracts with customers introduced to NutraCea by the independent contractor.

On October 6, 2005 NutraCea issued 100,000 shares of common stock pursuant to the exercise of stock options and warrants for cash totaling $20,000.

Index

On October 25, 2005 NutraCea signed an agreement with an industrial consortium in Columbia to study the creation of a joint entity to share equally in the profits generated from sales of NutraCea products in the Colombian market. The agreement includes provisions for the Colombian consortium to provide 50% of all the financing necessary to construct the plants (with NutraCea providing the remaining 50% of the financing) and to be responsible for providing all the necessary land and space required for the implementation of the plants to be constructed. The Colombian consortium would be responsible for providing all of the sales and distribution as part of its contribution to the joint entity. It is the intention of the parties to execute a formal definitive agreement on or before December 25, 2005.

On October 28, 2005 NutraCea agreed with an Ecuadorian company to study arriving at a definitive agreement for a working arrangement that will allow the Ecuadorian company the right to utilize NutraCea's proprietary ingredients and value-added processing in their multi-faceted food business, which includes animal feed, poultry and cereals.

In November 2005 NutraCea signed a Supply and Distribution Agreement with T. Geddes Grant, a Jamaican Corporation. The agreement requires NutraCea to deliver a customized formulated and fortified RiSolubles mix to T. Geddes Grant. The agreement requires that T. Geddes Grant purchase a minimum of $4,500,000 of the custom formulation per year for a term of two years. Under the terms of the agreement, T. Geddes Grant is also appointed as exclusive distributor for the territory of Jamaica, Barbados and Trinidad. T. Geddes Grant is obligated to obtain all necessary regulatory approvals for marketing NutraCea products in the Territory and use its best efforts to develop commercial sales in the Territory.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution About Forward-Looking Statements

This Form 10-QSB includes “forward-looking” statements about future financial results, future business changes and other events that have not yet occurred. For example, statements like NutraCea “expects,” “anticipates” or “believes” are forward-looking statements. Investors should be aware that actual results may differ materially from NutraCea's expressed expectations because of risks and uncertainties about the future. NutraCea does not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of NutraCea’s business are discussed throughout this Form 10-QSB and should be considered carefully.

Results of Operations

Three-Month Period Ended September 30, 2005 versus 2004

Revenues of NutraCea increased by 21%, increasing by $51,886, to $301,726 for the quarter ended September 30, 2005 from $249,840 for the quarter ended September 30, 2004. The increase in revenue relates to new sales generated from a contract with a medical foods distributor.

Cost of goods sold increased by 41%, increasing $67,644, to $232,713 for the quarter ended September 30, 2005 from $165,069 for the quarter ended September 30, 2004. The increase in cost of goods sold directly relates to the increase in revenue referred to above that produced a lower gross margin.

Operating expenses decreased by $299,360 to $870,331 for the quarter ended September 30, 2005 from $1,169,691 for the quarter ended September 30, 2004. During the quarter ended September 30, 2005 non-cash consulting expense decreased by $226,657 to $262,843 from $489,500 for the quarter ended September 30, 2004. Non-cash consulting expenses for the third quarter of 2005 and 2004 relate to the issuance of common stock and common stock warrants and options. For the quarter ended September 30, 2005, expenses include 174,667 shares valued at $85,400 issued to consultants for services and warrants to purchase 310,000 shares of common stock valued at $177,443 issued to consultants. NutraCea has sharply reduced its issuance of stock and options/warrants as compensation to consultants and employees as compensation from 2004 to the current year. Management expects to issue reduced amounts of securities as compensation as compared to 2004 as a result of increased revenues and the availability of investment capital from outside sources. Other decreases in expenses include other professional fees paid in cash in the amount of $137,691. Offsetting these decreases in expenses during the quarter ended September 30, 2005 from the quarter ended September 30, 2004 were the increase in salaries of $59,594 to $125,495 from $65,902; the increase in legal fees of $109,092 to $117,155 from $8,064; and the increase in travel and entertainment of $45,871 to $53,062 from $7,191. The salary and expense increases related primarily to more executive employees generating additional business during the quarter while the increased legal fees relate to the merger transaction with RiceX Company.

Index

Interest expense increased to $235,398 for the quarter ended September 30, 2005 from $0 for the quarter ended September 30, 2004. The increase is due to $37,746 of interest expense on notes payable that were funded in December 2004 and amortization of debt discount of $197,652 related to the same notes payable.

The net loss for the quarter ended September 30, 2005 was $1,035,544 compared to a net loss of $1,083,893 recorded for the quarter ended September 30, 2004. The net loss reflects slightly higher revenues and reduced operating expenses offset by slightly higher cost of goods sold and interest expense.

Operating Results for the Nine Months Ended September 30, 2005 and 2004

Revenues of NutraCea increased by $397,361, to $1,060,271 for the nine months ended September 30, 2005 from $662,910 for the nine months ended September 30, 2004. Human product sales increased by 24% due to increased medical food sales while the NutraGlo animal products subsidiary accounted for 76% of the increase in revenues due to increased orders from its primary equine customer.

Costs of goods sold increased by $308,075 to $704,569 for the nine months ended September 30, 2005 from $396,494 for the nine months ended September 30, 2004. The increase in costs of goods sold generally reflects the increase in products sold during the first nine months of 2005 as well as a small deterioration in NutraCea’s gross profit margin from 37% in 2004 to 34% in 2005.

Operating expenses decreased by $18,109,638, to $3,457,937 for the nine months ended September 30, 2005 from $21,567,575 for the nine months ended September 30, 2004. Most of the decrease is due to an $18,075,295 reduction in expenses related to non-cash stock and option awards in 2005 as compared to 2004. During the first nine months of 2005, NutraCea issued stock valued at $822,600 to consultants and employees as compensation and stock options valued at $414,449 to consultants and employees as compensation. NutraCea also issued 97,000 shares valued at $97,655 in settlement of a contractual agreement. The significant decrease in non-cash expenses reflects management’s intention to reduce the amount of compensation paid with NutraCea stock or options/warrants. Management expects the reduced amount of securities issued as compensation during 2005 to be indicative of the future levels of securities issuances for compensation purposes. Management hopes that increasing revenues and the availability of invested capital will allow NutraCea to pay more of its operating expenses with cash rather than securities.

Other decreases in expenses include reduced commissions and finders fees in the amount of $209,437 and marketing expense of $77,961. Offsetting these decreases in expenses during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, were the increase in salaries of $91,496 to $451,191 from $359,695; the increase in legal fees of $208,519 to $241,781 from $33,263; and the increase in travel and entertainment of $45,278 to $108,646 from $63,367. The salary and travel expense increases related primarily to more executive employees generating additional business during the quarter while the significant increase in legal fees relate primarily to the merger transaction with RiceX Company.

A customer forfeited its $100,000 deposit by terminating a technology rights agreement which resulted in $100,000 of other income for the nine months ended September 30, 2005.

Index

Interest expense increased substantially to $715,046 for the nine months ended September 30, 2005 from $495 for the nine months ended September 30, 2004. The increase is due to $128,536 of interest expense on notes payable that were funded in December 2004 and amortization of debt discount of $586,510 related to the same notes payable.

The net loss for the nine months ended September 30, 2005 was $3,771,245 compared to a net loss of $21,297,570 recorded for the nine months ended September 30, 2004. The lower net loss for the first nine months of 2005 was due primarily to the higher non-cash stock and options expensed during the first nine months of 2004.

Liquidity and Sources of Capital

NutraCea has incurred significant operating losses since its inception, and, as of September 30, 2005 NutraCea had an accumulated deficit of $48,639,037. NutraCea used approximately $1,563,000 of cash to fund operations during the nine months ended September 30, 2005 leaving a cash and cash equivalents balance of $389,034 at September 30, 2005 and a working capital deficit of $1,973,288. The cash is not deemed sufficient to cover NutraCea’s operating deficits, expanded business plan and growth, nor the repayment of debt obligations.

To date, NutraCea has funded its operations, in addition to sales revenues, through a combination of short-term debt and the issuance of common and preferred stock. During the nine months ended September 30, 2005, NutraCea has issued a total of 2,388,897 shares of common stock of which 1,957,897 shares were issued as compensation to officers and consultants of NutraCea. NutraCea continues to pursue cost cutting and expense deferral strategies in order to conserve working capital.

On October 4, 2005 NutraCea completed a private placement of securities which generated aggregate gross proceeds of approximately $7.85 million (approximately $7.3 million after estimated offering expenses). This subsequent sale of securities will provide additional operating capital for at least the next 12 months for NutraCea.

As of September 30, 2005, NutraCea’s principal commitments include a lease commitment for NutraCea’s corporate offices of $ 6,366 per month that expires in September 2006.

In addition to the capital raised on October 4, 2005, management of NutraCea believes that it may need to raise additional capital to continue to develop, promote and conduct its operations. Such additional capital may be raised through public or private financing as well as borrowing from other sources. Although NutraCea believes that current and/or future investors will continue to fund NutraCea’s expenses, there is no assurance that such investors will continue to fund NutraCea’s ongoing operations or that the terms upon which such investments would be made will be favorable to NutraCea.

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

Index

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

Index

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities during the Quarter

During the quarter ended September 30, 2005, NutraCea issued the following securities without registration under the Securities Act of 1933 (“1933 Act”):

NutraCea issued 166,667 shares of its common stock valued at $75,000 to its principal equine division customer regarding the prior transfer and assignment of technology rights to NutraCea.

NutraCea issued 25,000 shares of common stock pursuant to the exercise of stock options and warrants for cash totaling $5,000.

NutraCea issued 400,000 shares of common stock pursuant to the exercise of stock options and warrants for cash totaling $80,000.

NutraCea issued 8,000 shares of common stock to a consultant valued at $10,400.

NutraCea issued 97,000 shares of common stock pursuant to the settlement of a lawsuit valued at $97,655.

NutraCea issued options to purchase 30,000 shares of its common stock to a technology firm for assistance in developing an internet marketing system for NutraCea. The options have an exercise price of $0.60 per share, are valued at $23,101 and expire in four years.

NutraCea issued options to purchase 250,000 shares of common stock to a company retained to identify potential qualified customers for NutraCea. The options have an exercise price of $0.65 per share but do not vest until purchase orders of at least $2,000,000 are realized from qualified customers.

NutraCea issued options to purchase 250,000 shares of common stock to a direct response marketing company. The options have an exercise price of $1.275 per share and vest 50,000 options per quarter if minimum purchase orders are realized.

NutraCea issued options to purchase 250,000 shares of common stock to a consultant to assist in the research and validation of NutraCea’s products in the medical foods market. The options have an exercise price of $0.65 per share, are valued at $120,221 and expire in five years.

NutraCea issued options to purchase 30,000 shares of common stock to a consultant to provide medical advice. The options have an exercise price of $1.275 per share, are valued at $34,121 and expire in five years.

All of the above issuances were made without any public solicitation, to a limited number of option holders or consultants and were acquired for investment purposes only. Each of the individuals or entities had access to information about NutraCea and was deemed capable of protecting their own interests. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933. These are deemed to be "restricted securities" as defined in Rule 144 under the 1933 Act and bear a legend stating the restrictions on resale.

Index

ITEM 5.	OTHER INFORMATION

Merger with The RiceX Company

As previously reported on Form 8-K filed with the Securities and Exchange Commission on October 4, 2005, at special meetings of shareholders held on September 28, 2005 the shareholders of NutraCea and The RiceX Company ("RiceX") approved various matters relating to the proposed merger between the two companies.

On October 4, 2005, NutraCea, through its wholly-owned subsidiary, Red Acquisition Corporation, a Delaware corporation (“Merger Sub”), consummated its acquisition of RiceX by merger (the “Merger”) pursuant to the terms of an Agreement and Plan of Merger and Reorganization, dated April 4, 2005, by and among NutraCea, Merger Sub and RiceX (the “Merger Agreement”). At the effective time of the Merger, Merger Sub merged with and into RiceX, with RiceX surviving the Merger as a wholly-owned subsidiary of NutraCea. Pursuant to the Merger Agreement and as a result of the Merger, each share of RiceX common stock outstanding immediately prior to the effective time of the Merger was converted into the right to receive 0.767995104 shares of NutraCea’s common stock.

At the completion of the Merger, the stockholders of RiceX received 28,272,226 shares of NutraCea common stock in exchange for their shares of RiceX common stock, and NutraCea assumed the outstanding options and warrants to purchase 11,810,507 shares of RiceX common stock. As a result of the Merger, as of October 4, 2005 NutraCea has 66,791,667 shares issued and outstanding.

As a result of the merger and effective as of October 4, 2005 James Kluber resigned as the Chief Financial Officer of NutraCea, Patricia McPeak resigned as Chief Executive Officer of NutraCea and Ernie Bodai resigned as a director of NutraCea. Effective as of October 4, 2005 Todd Crow was appointed CFO of NutraCea, Bradley Edson was appointed CEO of NutraCea, Ike Lynch was appointed COO of NutraCea and Steven Saunders, James Lintzgerich and Edward McMillan were appointed to NutraCea’s Board of Directors. All of the newly appointed individuals, with the exception of Mr. Edson, had held similar positions with The RiceX Company.

Private Investment Financing

On September 28, 2005, NutraCea entered into a Securities Purchase Agreement and a Registrations Rights Agreement in connection with a private placement of its securities to certain investors for aggregate gross proceeds of approximately $7.85 million (approximately $7.3 million after estimated offering expenses). Upon closing of the transaction on October 4, 2005, the investors purchased an aggregate of 7,850 shares of Series B Convertible Preferred Stock at a price of $1,000 per share pursuant to the Purchase Agreement. The preferred shares can be converted to shares of common stock at a conversion rate of 2,000 shares of common stock for each preferred share issued in the transaction. Additionally, pursuant to the Purchase Agreement, the investors were issued warrants to purchase an aggregate 7,850,000 shares of common stock at an exercise price of $0.70 per share. The warrants have a term of five years and are immediately exercisable. An advisor for the financing received a customary fee based on aggregate gross proceeds received from the investors and a warrant to purchase 1,099,000 shares of common stock at an exercise price per share of $0.50 per share.

Index

Other Agreements

On July 1, 2005 NutraCea hired a company to provide potential qualified customer introductions. The term of the service agreement is 12 months and may be terminated by either party upon written notice. NutraCea granted the company an option to purchase 250,000 shares of restricted common stock at a price of $0.65 per share. The option shall not vest until NutraCea has received purchase orders of at least $2,000,000 from a qualifying agreement during the term of the agreement plus 12 months from the termination of the service agreement from any qualifying agreement. Additionally, upon vesting of the option NutraCea shall pay the company a reasonable royalty fee based on the net profits received from a qualifying agreement.

On July 1, 2005 NutraCea entered into a consulting agreement with an individual to assist in the research and validation of NutraCea’s products in the medical foods market. The term of the agreement is for six months. NutraCea granted the individual an option to purchase 250,000 shares of restricted common stock at a price of $0.65 per share.

On July 13, 2005 NutraCea hired a financial advisory services company to act as the exclusive financial advisor in connection with the issuance of equity securities during the term of the agreement. The term of the agreement is 12 months. Compensation consists of an initial $10,000 advisory fee; transaction fees of varying amounts based on the amount of capital raised by NutraCea through the efforts of the financial advisor; and warrants of varying amounts based on the amount of capital raised by NutraCea through the efforts of the financial advisor.

On July 14, 2005 NutraCea hired an individual to assist in forming a joint operating agreement with a rice mill in two certain foreign countries. The term of the finder’s agreement is for nine months and may be terminated by either party for any reason at any time. NutraCea shall pay the finder a fee based on net income. The joint entity transaction must include a purchase commitment arranged by the venture party from the applicable country for a minimum of one hundred thousand servings per day for the first two years while a production plant is being constructed and a subsequent commitment for an additional one million servings per day for at least two additional years after the production plant has been constructed. The venture party must fund the construction of the production plant.

On August 23, 2005 NutraCea entered into a one year consulting agreement with a medical advisor. NutraCea granted the individual an option to purchase 30,000 shares of restricted common stock at a price of $0.60 per share. Additionally, NutraCea will pay the individual a $500 per day per diem for attendance at meetings and appearances on behalf of NutraCea.

On August 24, 2005, NutraCea signed an agreement with a direct response marketing company to market and sell products through infomercials. The agreement is for two years and may be extended for an additional year. The agreement covers pricing of specific products at wholesale prices which will be private labeled for direct sale by the marketing company. During the term of the agreement NutraCea will not sell its products through any other infomercials so long as the marketing company maintains minimum quarterly orders beginning October 1, 2005 of $500,000. Additionally, NutraCea granted the company an option to purchase 250,000 shares of restricted common stock at a price of $1.275 per share. The options vest 50,000 shares upon payment in full of the contract quarter minimum purchase orders during the term of the agreement.

Index

On September 13, 2005 NutraCea entered into an agreement with a Dominican Republic rice mill whereby the two companies will form a joint venture to install equipment to annually produce at least 5,000 metric tons of stabilized rice bran. The joint venture will be equally owned by the two companies and will commercially sell stabilized rice bran products through retail and government in the Dominican Republic and Haiti.

On October 25, 2005 NutraCea signed an agreement with an industrial consortium in Columbia to study the creation of a joint entity to share equally in the profits generated from sales of NutraCea products in the Colombian market. The agreement includes provisions for the Colombian consortium to provide 50% of all the financing necessary to construct the plants (with NutraCea providing the remaining 50% of the financing) and to be responsible for providing all the necessary land and space required for the implementation of the plants to be constructed. The Colombian consortium would be responsible for providing all of the sales and distribution as part of its contribution to the joint entity. It is the intention of the parties to execute a formal definitive agreement on or before December 25, 2005.  Unless the parties to the binding letter of intent agree to extend, the binding letter of intent will expire 60 days after signing.

On October 28, 2005 NutraCea agreed with an Ecuadorian company to study arriving at a definitive agreement for a working arrangement that will allow the Ecuadorian company the right to utilize NutraCea's proprietary ingredients and value-added processing in their multi-faceted food business, which includes animal feed, poultry and cereals.  Unless the parties to the binding letter of intent agree to extend, the binding letter of intent will expire 60 days after signing.

In November 2005 NutraCea signed a Supply and Distribution Agreement with T. Geddes Grant, a Jamaican Corporation. The agreement requires NutraCea to deliver a customized formulated and fortified RiSolubles mix to T. Geddes Grant. The agreement requires that T. Geddes Grant purchase a minimum of $4,500,000 of the custom formulation per year for a term of two years. Under the terms of the agreement. T. Geddes Grant is also appointed as exclusive distributor for the territory of Jamaica, Barbados and Trinidad. T. Geddes Grant is obligated to obtain all necessary regulatory approvals for marketing NutraCea products in the Territory and use its best efforts to develop commercial sales in the Territory.

ITEM 6.	EXHIBITS

10.1
Agreement and Plan of Merger and Reorganization by and among NutraCea, Red Acquisition Corporation and The RiceX Company dated April 4, 2005 (incorporated by reference to Exhibit 2.1 to NutraCea’s Form 8-K filed April 4, 2005).

10.2	Securities Purchase Agreement by and among NutraCea and the investors named therein (incorporated by reference to Exhibit 10.1 to NutraCea’s Form 8-K filed October 4, 2005).
10.3	Registration Rights Agreement by and among NutraCea and the investors named therein (incorporated by reference to Exhibit 10.2 to NutraCea’s Form 8-K filed October 4, 2005).
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________________________________

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEA

Dated: November 14, 2005	/s/ Bradley Edson
Bradley Edson
Chief Executive Officer

Dated: November 14, 2005	/s/ Todd C. Crow
Todd C. Crow,
Chief Financial Officer
(Principal Accounting Officer)