Form 10KSB/A
period 2004-12-31
NUTRACEA
filed 2005-11-18
CIK 1063537

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Amendment No. 1

For the Fiscal Year Ended	Commission File Number
December 31, 2004	0-32565

NUTRACEA
(Name of Small Business Issuer in It Charter)

California	87-0673375
(State of Incorporation)	(I.R.S. Employer Identification)

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

Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☐

The issuer’s revenues for its most recent fiscal year were $1,224,229.

As of March 30, 2005, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $16,199,720 based upon the average price of $0.58/share.

As of March 30, 2005, the Registrant had outstanding 36,214,611 shares of common stock.

Transitional Small Business Disclosure Format:   Yes  ☐  No  ☒

Explanatory Note

This amendment on Form 10-KSB/A (the 2004 Form 10-KSB/A) amends the annual report on Form 10-KSB of NutraCea (the “Company”) for the year ended December 31, 2004 (the 2004 Form 10-KSB), which was originally filed on March 31, 2005. This 2004 Form 10-KSB/A is being filed for the purpose of amending certain portions of the Management’s Discussion and Analysis or Plan of Operations and expanded disclosure appearing in the Consolidated Statements of Operations as well as the revision of the Consolidated Statements of Cash Flows appearing in the Company’s financial statements. Certain exhibits are also being filed with this 2004 10-KSB/A.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, set forth in their entirety are Item 6 (Management’s Discussion and Analysis or Plan of Operation), Item 7 (Financial Statements) and Item 13 (Exhibits).

As part of this amendment, the Company is also filing new certifications from its chief executive officer and chief financial officer (Exhibits 31.1, 31.2, and 32.1).

No attempt has been made in this Form 10-KSB/A to update other disclosures presented in the 2004 Form 10-KSB. Consequently, except for the adjustments described above, this 2004 Form 10-KSB/A does not reflect events occurring after March 31, 2005, the date of the original filing of the Company’s 2004 Form 10-KSB, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this 2004 Form 10-KSB/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the 2004 Form 10-KSB.

ii

NutraCea
Form 10-KSB/A
For the Year ended December 31, 2004

iii

PART II

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For more detailed financial information, please refer to the audited December 31, 2004 Financial Statements included in this Form 10-KSB/A.

Caution about forward-looking statements

This Form 10-KSB/A includes “forward-looking” statements about future financial results, future business changes and other events that have not yet occurred. For example, statements like we “expect,” we “anticipate” or we “believe” are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We do not undertake to update the information in this Form 10-KSB/A if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of NutraCea’s business are discussed throughout this Form 10-KSB/A and should be considered carefully.

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

Operating expenses increased by $15,257,973 to $24,175,462 in 2004, from $8,917,489 in 2003. This increase was primarily due to increased non-cash expenses related to issuances of common stock and common stock warrants and options awards. These non-cash items totaled $21,911,193 in 2004 and $1,577,938 in 2003. During 2004, these non-cash expenses included $8,360,000 relating to the issuance of 5.5 million restricted shares of common stock to the Company’s CEO for services rendered and repayment of debt; $4,100,603 representing the value of restricted shares and shares covered by the Company’s S-8 registration statement issued to officers, directors and consultants for services; and $8,537,516 representing the value of options and warrants issued to various employees and consultants. During 2003, non-cash expenses included $14,795 representing the value of restricted stock issued to consultants for services; $1,233,567 representing the value of options issued to consultants; and $329,576 representing the value of options issued to employees and directors. The increased issuance of restricted stock, options and warrants during 2004 was deemed necessary by management to retain and compensate officers, directors, consultants and employees while conserving cash assets that would otherwise have been expended for these purposes. Management expects in the future to reduce the amount of securities issued as compensation in light of expected future increases in cash assets due to anticipated increases in revenue and anticipated availability of additional investment capital from outside sources. However, if additional invested capital is not realized as anticipated, the Company may be required to issue additional restricted stock, options and/or warrants to compensate service providers in the current fiscal year. Also, professional fees increased $703,360 to $1,122,250 in 2004 from $418,890 in 2003. Primary reasons for the increase in professional fees include the use of consultants instead of hiring permanent employees ($351,820), legal fees associated with transactions ($157,570), and additional costs associated with public filings ($109,042). Employee wages and related expense increased by $153,640 due to increased bonuses of $305,000 which were partially offset by reductions in the total number of employees.

Interest expense decreased by $4,283,194 to $27,602 in 2004, from $4,310,796 in 2003 primarily due to the recording of $4,224,246 in interest expense in 2003 relating to modifications of stock option and warrant awards attached to debt as a result of the 1 for 10 reverse split on November 12, 2003.

Capital Financing

During December 2004, we borrowed $2,400,000 in notes payable to help finance future operations. The notes are for a one year term, bear interest at 7% interest compounded quarterly and are secured by all of the assets of NutraCea. The holders were issued warrants to purchase a total of 2,400,000 shares of NutraCea’s common stock at an exercise price of $0.30 per share. The warrants are immediately exercisable and expire in seven years from the date of issuance. Debt discount expense of $786,370 was recorded in connection with issuance of these warrants and is being amortized over the life of the notes payable.

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

Revenue recognition

We are required to make judgments based on historical experience and future expectations, as to the realizability of shipments made to its customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” and related guidance. NutraCea makes these assessments based on the following factors: i) customer-specific information, ii) return policies, and iii) historical experience for issues not yet identified.

Valuation of long-lived assets

Long-lived assets, consisting primarily of property and equipment, patents and trademarks, and goodwill, comprise a significant portion of NutraCea's total assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets. The cash flow projections are based on historical experience, management’s view of growth rates within the industry, and the anticipated future economic environment.

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

Marketable Securities - Marketable securities are marked to market at each period end. Any unrealized gains and losses on the marketable securities are excluded from operating results and are recorded as a component of Other comprehensive income (loss). If declines in value are deemed other than temporary, losses are reflected in Net income (loss).

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market and consists of nutraceutical products manufactured by an affiliated company, RiceX, which the Company enhances for final distribution to its customers. While the Company has an inventory of these products, which contain ingredients supplied by RiceX, any significant prolonged shortage of these ingredients or of the supplies used to enhance these ingredients could materially adversely affect the Company's results of operations.

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

Fair Value of Financial Instruments - For certain of the Company’s financial instruments, including cash, accounts receivable, inventory, prepaid expenses, accounts payable, accrued salaries and benefits, deferred compensation, accrued expenses, customer deposits, due to related party, notes payable - related party, and note payable the carrying amounts approximate fair value due to their short maturities.

Stock-Based Compensation - Compensation is recorded for stock-based compensation grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. Additionally, for stock-based compensation grants to consultants, NutraCea recognizes as compensation expense the fair value of such grants as calculated pursuant to SFAS No. 123, recognized over the related service period. SFAS No. 148 requires companies to disclose pro forma results of the estimated effect on net income and earnings per share to reflect application of the fair value recognition provision of SFAS No. 123.

Off Balance Sheet Arrangements

None

ITEM 7.	FINANCIAL STATEMENTS

Index

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors
NutraCea and subsidiaries
El Dorado Hills, California

We have audited the accompanying consolidated balance sheet of NutraCea as of December 31, 2004, and the related statements of operations, changes in stockholders’ deficit, and cash flow for each of the two years then ended. These financial statements are the responsibility of NutraCea’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

February 14, 2005

Index

NUTRACEA AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 2004

ASSETS

Current assets
Cash	$1,928,281
Marketable securities	183,801
Accounts receivable	7,681
Inventory	304,064
Prepaid expenses	30,755
Total current assets	2,454,582

Restricted marketable securities	183,801
Property and equipment, net	119,650
Patents and trademarks, net	329,851
Goodwill	250,001

Total assets	$3,337,885

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$261,073
Accrued expenses	180,049
Due to related parties	73,978
Notes payable	1,635,174
Convertible, mandatorily redeemable series A preferred stock, no par value, $1 stated value 20,000,000 shares authorized 0 shares issued and outstanding	20,473
Total current liabilities	2,170,747
Commitments and contingencies
Shareholders' equity
Common stock, no par value 100,000,000 shares authorized 36,130,544shares issued and outstanding	48,123,282
Deferred compensation	(15,954)
Accumulated deficit	(44,927,792)
Accumulated other comprehensive income, unrealized loss on marketable securities	(2,012,398)
Total shareholders' equity	1,167,138

Total liabilities and shareholders' equity	$3,337,885

The accompanying notes are an integral part of these financials

Index

NUTRACEA AND SUBSIDIARIES
Consolidated Statements of Operations

	For the years ended December 31
	2004	2003

Revenues
Net product sales	$1,009,729	$1,536,153
Licensing fees	214,500	-
Total revenues	1,224,229	1,536,153

Cost of goods sold	600,129	845,668

Gross profit	624,100	690,485

Operating Expense
Sales, general and administrative expense	11,621,288	6,926,689
Research and development expense	126,212	224,760
Professional fees	12,389,905	1,667,253
Depreciation and amortization expense	38,057	98,787
Operating expenses	24,175,462	8,917,489

Loss from operations	(23,551,362)	(8,227,004)

Other income (expense)
Interest income	4,497	2
Interest expense	(27,602)	(4,310,796)

Total other income (expense)	(23,105)	(4,310,794)

Net loss	(23,574,467)	(12,537,798)

Cumulative preferred dividends	8,373	124,411

Net loss available to common shareholders	$(23,582,840)	$(12,662,209)

Basic and diluted loss available to common shareholders per share	$(1.18)	$(2.07)

Basic and diluted weighted-average shares outstanding	19,905,965	6,106,548

The accompanying notes are an integral part of these financials

Index

NUTRACEA AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	For the years ended December 31
	2004	2003

Net loss	$(23,574,467)	$(12,537,798)

Other comprehensive loss
Unrealized loss on marketable securities	(2,012,398)	-

Comprehensive loss	$(25,586,865)	$(12,537,798)

The accompanying notes are an integral part of these financials

Index

NUTRACEA AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2004 and 2003

	Convertible, Redeemable				Committed	Deferred	Other Com-
	Series A Preferred Stock		Common Stock		Common	Compen-	prehensive	Accumulated
	Shares	Amount	Shares	Amount	Stock	sation	Loss	Deficit	Total
Balance, December 31, 2002	2,144,707	$2,060,931	2,375,807	$5,861,702	$571,674	$(873,273)	$-	$(8,682,746)	$(3,122,643)
Preferred stock issued for accrued interest	200,000	8,351
Preferred stock dividend		124,411						(124,411)	(124,411)
Preferred stock converted to common stock	(1,674,707)	(1,633,453)	254,323	1,651,860					1,651,860
Preferred dividends converted to common stock		(208,450)	278,766	190,043					190,043
Common stock issued
for committed stock			145,917	571,674	(571,674)				__
for cash			134,048	111,500					111,500
for services rendered			28,688	29,795					29,795
for deferred salaries			475,555	416,899					416,899
for accounts payable			80,114	62,724					62,724
for convertible notes payable			3,431,251	823,119					823,119
for loan collateral			50,000
Issuance costs				(7,000)					(7,000)
Amortization of deferred compensation						140,114			140,114
Reversal of deferred compensation				(243,605)		243,605			__
Stock options exercised for cash			4,519,373	427,575					427,575

The accompanying notes are an integral part of these financials

Index

NUTRACEA AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
For the Years Ended December 31, 2004 and 2003

Stock options issued
in lieu of deferred salaries				150,465					150,465
for services rendered				1,274,584		(109,000)			1,165,584
for accounts payable				40,527					40,527
for convertible debt				183,855					183,855
Beneficial conversion feature for convertible debt				99,516					99,516
Stock options cancelled				(476,362)		476,362			__
Modification of options and warrants
non-employees				9,507,253					9,507,253
employees				303,750					303,750
Net loss								(12,537,798)	(12,537,798)

Balance, December 31, 2003	670,000	$351,790	11,773,842	$20,979,874	$-	$(122,192)	$-	$(21,344,955)	$(487,273)
Preferred stock dividend		8,373						(8,373)	(8,373)
Preferred stock dividend paid		(48,004)
Preferred stock repurchased	(130,000)
Preferred stock converted to common stock	(540,000)	(348,351)	630,000	348,351					348,351
Preferred dividends converted to common stock		(5,986)	5,759	5,986					5,986
Common stock issued
for marketable securities			7,000,000	2,380,000					2,380,000
for services rendered			4,407,950	3,470,100					3,470,100
for patent incentive plan			180,000	239,100					239,100
for accounts payable			168,626	57,944					57,944
for settlements			5,780,000	8,837,816					8,837,816

The accompanying notes are an integral part of these financials

Index

NUTRACEA AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
For the Years Ended December 31, 2004 and 2003

Amortization of deferred compensation						57,648			57,648
Reversal of stock options				(48,590)		48,590			-
Common stock cancelled			(50,000)						-
Stock options exercised for cash			6,579,323	2,776,468					2,776,468
Stock options issued
for services rendered				8,582,516					8,582,516
for notes payable				786,370					786,370
Reclass of options to preferred stock		62,651		(62,651)					(62,651)
Common stock repurchased			(344,956)	(230,000)					(230,000)

Other comprehensive loss							(2,012,398)		(2,012,398)
Net loss	-		-	-		-	-	(23,574,467)	(23,574,467)

Balance, December 31, 2004	-	$20,473	36,130,544	$48,123,284	$-	$(15,954)	$(2,012,398)	$(44,927,795)	$1,167,137

The accompanying notes are an integral part of these financials

Index

NUTRACEA AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2004	2003
Cash flows from operating activities
Net loss	$(23,574,467)	$(12,537,798)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of warrants used as a debt discount
Depreciation and amortization	38,057	238,900
Non-cash issuances of common stock	12,604,959	29,795
Non-cash issuances of stock options & warrants	9,306,234	1,349,439
Beneficial conversion feature	-	99,516
Modifications of options and warrants, non-employees	62,651	9,507,253
Modifications of options and warrants, employees	(48,590)	303,750
(Increase) decrease in
Accounts receivable	22,772	(23,180)
Inventory	(233,170)	(28,199)
Prepaid expenses	(15,898)	12,323
Increase (decrease) in
Advances from related parties	55,590	(8,206)
Accounts payable	(43,280)
Accrued salaries and benefits	7,287	19,149
Deferred compensation	106,238	289,244
Accrued expenses	(51,058)	(53,107)
Customer deposits	-	57,170
Net cash provided (used) in operating activities	(1,762,675)	(975,012)
Cash flows from investing activities
Purchase of property and equipment	(117,421)	(20,075)
Purchase of patents and trademarks	(295,284)	(17,770)
Net cash used in investing activities	(412,705)	(37,845)
Cash flows from financing activities
Proceeds from notes payable, net	1,635,174	544,000
Proceeds from notes payable-related parties	-	320,422
Principal payments on notes payable	-	(60,000)
Principal payments on notes payable-related parties	-	(258,335)
Payment of preferred dividends	(48,004)
Repurchase of preferred stock	(130,000)
Repurchase of common stock	(230,000)
Proceeds from the issuance of common stock, net		104,500
Proceeds from exercise of stock options	2,776,468	427,575
Net cash provided by financing activities	4,003,638	1,078,162
Net increase (decrease) in cash	1,828,258	65,305
Cash, beginning of year	100,023	34,718
Cash, end of year	$1,928,281	$100,023
Cash paid for interest	$1,391	$21,631
Cash paid for income taxes	$-	$-
Non-cash disclosure:
Purchase of Langley PLC Shares with common stock	$2,380,000	$-

The accompanying notes are an integral part of these financials

Index

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

General

NutraCea was originally incorporated on February 4, 2000 in California as NutraStar Technologies Incorporated. On December 14, 2001, NutraStar Technologies Incorporated (“NTI”) effected a reorganization with the inactive publicly-held company, Alliance Consumer International, Inc., and the name was changed to NutraStar Incorporated. The name was changed again to NutraCea on October 1, 2003.

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

For internal reporting purposes, management segregates NutraCea into two segments: (1) NutraCea, including the transactions of TheraFoods®, ProCeuticals®, and NutraBeauticals®, and (2) NutraGlo.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of NutraCea and its wholly owned subsidiaries, NutraCea Technologies Incorporated and NutraGlo® (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

Revenue Recognition - Revenue is generally recognized upon shipment of product with a provision for estimated returns and allowances recorded at that time, if applicable. Commission revenue is generally recognized when earned and collection is reasonably assured. Licensing revenue is recognized when earned and collection is reasonably assured.

Accounts Receivable-The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. As of December 31, 2004, there were no uncollectible accounts.

Marketable Securities-Marketable securities are marked to market at each period end. Any unrealized gains and losses on the marketable securities are excluded from operating results and are recorded as a component of Other comprehensive income (loss). If declines in value are deemed other than temporary, losses are reflected in Net income (loss).

Index

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory-Inventory is stated at the lower of cost (first-in, first-out) or market and consists of nutraceutical products manufactured by an affiliated company, RiceX, which the Company enhances for final distribution to its customers. While the Company has an inventory of these products, which contain ingredients supplied by RiceX, any significant prolonged shortage of these ingredients or of the supplies used to enhance these ingredients could materially adversely affect the Company's results of operations.

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

Patents and Trademarks-The Company has exclusive licenses for several patents, which were acquired from independent third parties and a related party. All costs associated with the patents are capitalized. Patents acquired from related parties are recorded at the carryover basis of the transferor. The Company paid cash as consideration for all patents and trademarks acquired, except the Via-Bran registered trademark, which was acquired for 21,409 shares of common stock valued at $21,409.

Amortization is computed on the straight-line method based on estimated useful lives of 17 to 20 years. The Company also has registered trademarks, which are amortized over estimated useful lives of 10 years.

The Company recorded a loss reserve totaling $75,359 as of December 31, 2002 related to the impairment of certain patents.

Deferred Compensation-Deferred compensation at December 31, 2004 represents the intrinsic value of options previously issued to employees that have not been vested.

Fair Value of Financial Instruments-For certain of the Company’s financial instruments, including cash, accounts receivable, inventory, prepaid expenses, accounts payable, accrued salaries and benefits, deferred compensation, accrued expenses, customer deposits, due to related party, notes payable - related party, and note payable the carrying amounts approximate fair value due to their short maturities.

Stock-Based Compensation-Compensation is recorded for stock-based compensation grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. Additionally, for stock-based compensation grants to consultants, NutraCea recognizes as compensation expense the fair value of such grants as calculated pursuant to SFAS No. 123, recognized over the related service period. SFAS No. 148 requires companies to disclose pro forma results of the estimated effect on net income and earnings per share to reflect application of the fair value recognition provision of SFAS No. 123.

Index

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the years ended December 31,
	2004	2003
Net loss available to common shareholders:
As reported:	$(23,582,840)	$(12,662,209)
Pro forma:	$(25,955,080)	$(12,754,495)
Basic loss per common share:
As reported:	$(1.18)	$(2.07)
Pro forma:	$(1.31)	$(2.09)

Advertising Expense-The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for 2004 and 2003 was $22,074 and $21,959, respectively.

Income Taxes-The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Loss Per Share-Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As such, basic and diluted loss per share is the same.

Estimates-The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk-On May 1, 2001, the Company entered into a three-year, exclusive distribution agreement with a customer, in which the customer is required to purchase a minimum of 90,000 pounds of the Company's product on or before July 1, 2001, 120,000 pounds before September 1, 2002, 275,000 pounds between September 1, 2002 and August 31, 2003, and 350,000 pounds between September 1, 2003 and August 31, 2004. During 2004, sales to this customer totaled $600,976 (59% of total sales). During 2003, sales to this customer totaled $1,247,086 (81% of total sales).

Index

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements-SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. Having adopted of SFAS No. 150 in 2003, NutraCea has reclassified its preferred dividends as a current liability.

In December 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of this new accounting pronouncement would be similar to the Company’s calculation of the pro forma impact on net income of SFAS 123 included above.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 consisted of the following:

Furniture and equipment	$62,007
Automobile	73,096
Software	286,047
Leasehold improvements	13,870

Subtotal	$435,020

Less accumulated depreciation	(315,370)

Total	$119,650

Index

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $16,303 and $88,589 for 2004 and 2003, respectively.

NOTE 5 - PATENTS AND TRADEMARKS

Patents and trademarks at December 31, 2004 consisted of the following:

Patents, net of $75,359 of impairment expense from 2002	$317,024
Trademarks	62,328
379,352
Less accumulated amortization	(49,501)

Total	$329,851

At December 31, 2004, $91,009 of the NutraCea's patents and trademarks had been purchased from RiceX. Amortization expense was $21,754 and $10,198 for 2004 and 2003, respectively.

NOTE 6 - NOTES PAYABLE

In December 2004 NutraCea executed three promissory notes to third party investors totaling $2,400,000. The notes are for a one year term, bear interest at 7% interest compounded quarterly and are secured by all of the assets of NutraCea. The holders were issued warrants to purchase a total of 2,400,000 shares of NutraCea’s common stock at an exercise price of $0.30 per share. The warrants are immediately exercisable and expire in seven years from the date of issuance. A discount on the debt of $786,370 was recorded for these warrants and is being amortized over the life of the notes.

NOTE 7 - PUT OPTION

During the year ended December 31, 2001, NutraCea issued 130,000 shares of Series A preferred stock to a related party as payment of accounts payable totaling $130,000. On January 15, 2002, these holders of the Series A preferred stock executed a put/call agreement. The put allowed for the holder to sell to NutraCea all, but not less than all, of the 130,000 shares of NutraCea’s Series A preferred stock, or common stock if any of the Series A preferred stock were converted, for $130,000, plus all accumulated, but unpaid dividends, at any time after six months from January 15, 2002. In addition, NutraCea maintained the right to call the option and purchase back the shares of the Series A preferred stock for $130,000, plus any unpaid and accrued dividends at any time, subject to certain provisions. Prior to December 31, 2004 NutraCea purchased back the shares of the Series A preferred stock for $130,000.

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

Index

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease

NutraCea leases its office space under a non-cancelable operating lease with RiceX that expires in September 2006 and requires monthly payments of $6,366. Future minimum payments under this lease agreement at December 31, 2004 were as follows:

Year Ending
December 31,

2005	$76,389
2006	57,292

Total	$133,681

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

Effective January 1, 2004, NutraCea amended the stock options section of an executive employment contract dated April 15, 2003. The amendment changed the vesting conditions on 250,000 shares of common stock to “upon the completion of the twelfth month of employment “instead of “upon the Company achieving two successful calendar quarters of net profits from operations of the business of the Company before interest, taxes, depreciation and amortization as conclusively determined by the independent certified public accountant for the Company”.

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

Index

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Index

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 14, 2004, NutraCea entered into a six-month consulting agreement with a business consultant to provide NutraCea with consulting services and advice pertaining to NutraCea’s business affairs. Compensation was $12,000 payable in cash monthly. In addition, should the consultant provide assistance to NutraCea in the raising of capital either in the form of equity or debt, NutraCea agreed to pay an additional future bonus or fee, which the consultant would receive based on the efforts expended and results obtained.

On August 1, 2004, NutraCea entered in a 90-day Independent Contractor Agreement with a contractor to prepare reports regarding investor relations, prepare advertising and marketing materials, and prepare press releases. Compensation was $12,000 payable in cash monthly.

On September 2, 2004, NutraCea entered into a 90-day consulting agreement with a securities firm to serve as NutraCea’s investment advisor regarding acquisitions or similar corporate transactions and to provide assistance and advice with respect to raising capital required to consummate an acquisition or similar corporate transaction. A non-reimbursable initial fee of $50,000, to be credited again Phase I fees, was paid at execution of the agreement. Services were to be rendered as Phase I and Phase II services and compensated as follows.

Index

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 26, 2004, the Company hired a consultant to help in the facilitation of the Company’s business model. As compensation, the consultant was paid with 715,000 shares of common stock. Additionally, the consultant also entered into a non-exclusive, non-transferable, revocable licensing agreement to import and distribute the Company’s products in accordance with its marketing plan. The consultant paid the Company $214,500 for these distribution rights.

On December 10, 2004 the Company entered into an employment agreement that expires December 31, 2007 with its Chief Executive Officer whereby the Company is to pay the officer a base salary of $150,000 in year one; a base salary of $150,000 in year two; and a base salary of $250,000 in year three. The agreement also provides that the officer is entitled to an annual incentive bonus based upon performance and to be provided a car of the employee’s choice. The incentive bonus shall be paid annually within 10 days of the completion of the Company’s annual independent audit. Such bonuses shall be one percent of NutraCea’s “Gross Sales over $25,000,000” on an annualized basis or $6,250,000 per quarter and the Company reports a positive EBITDA for the period. The bonus amount shall be limited to a maximum of $750,000 in any calendar year and shall continue so long as the officer is an employee or consultant for the Company. In addition, the officer was issued warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share. The warrants are immediately exercisable and expire in ten years from the date of issuance.

On December 17, 2004 the Company entered into an employment agreement that expires December 31, 2007 with its President whereby the Company is to pay the officer a base salary of $50,000 in year one; a base salary of $150,000 in year two; and a base salary of $250,000 in year three. The agreement also provides that the officer is entitled to an annual incentive bonus based upon performance and to be provided a car allowance of $600 per month. The incentive bonus shall be paid annually within 10 days of the completion of the Company’s annual independent audit. Such bonuses shall be one percent of NutraCea’s “Gross Sales over $25,000,000” on an annualized basis or $6,250,000 per quarter and the Company reports a positive EBITDA for the period. The bonus amount shall be limited to a maximum of $750,000 in any calendar year. In addition, the officer was issued warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share. The warrants are immediately exercisable and expire in ten years from the date of issuance.

Index

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum future payments under these two agreements at December 31, 2004 were as follows:

Year Ending
December 31,

2005	$200,000
2006	300,000
2007	500,000

Total	$1,000,000

Generally, if the Company terminates these agreements without cause or the employee resigns with good reason, as defined, the Company will pay the employees' salaries, bonuses, and benefits payable for the remainder of the term of the agreements.

Litigation

On July 16, 2002, the Company was summoned to answer a Complaint filed by Faraday Financial, Inc. (“Faraday”) in District Court, County of Salt Lake, Utah (Case No. 020906477). The Complaint alleges that the Company issued convertible promissory notes totaling $450,000 and a promissory note totaling $50,000. On December 13, 2001, Faraday entered into a settlement agreement with the Company, whereby Faraday agreed to cancel the promissory notes in exchange for 735,730 shares of preferred stock. Faraday claims that the settlement agreement required that the Company effect a registration statement covering the preferred stock by June 30, 2002, which the Company failed to do, and demands the Company immediately forfeit to Faraday 735,730 shares of common stock owned by the Chief Executive Officer of the Company. Faraday has filed its fourth claim for relief for a judgment against the Company for $500,000, plus accrued, but unpaid interest, attorneys’ fees and costs, and other such costs. A Settlement Agreement was executed on December 10, 2003. In consideration for the mutual releases, Faraday converted 735,730 preferred into 735,730 common shares and $90,127 of accrued preferred dividends into 1,201,692 common shares. Within the next year, if Faraday cannot realize $551,797 and approximately $9800 in legal expenses from the sale of the common shares, NutraCea will make up any deficiency. If stock sale exceeds $561,597, Faraday is entitled to keep any excess. Subsequent to December 31, 2003, the Company issued an additional 250,000 shares to Faraday. Concurrently, with the executed Settlement Agreement, a joint stipulated motion to stay all proceedings was filed with the Court. After all the above conditions are met, if Faraday has not lifted the stay within 18 months of December 10, 2003, NutraCea shall deliver to Faraday an executed stipulation for dismissal with prejudice of the Complaint and Counterclaim.

NOTE 10 - PREFERRED AND COMMON STOCK

Effective November 12, 2003 and pursuant to adoption of the Company’s “Certificate of Amendment of Restated Articles of Incorporation” dated October 27, 2003, the Company effected a reverse split of all previously issued common stock on the basis of one-for-ten shares. Additionally, per the “Certificate of Amendment of Restated Articles of Incorporation”, the number of authorized shares of common stock was increased from 50,000,000 to 100,000,000, and the number of authorized shares of preferred stock was increased from 10,000,000 to 20,000,000. All share amounts reflected in the following discussion of common stock and elsewhere in this Form 10-KSB/A have been adjusted to account for the one-for-ten reverse split.

Index

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible, Redeemable Series A Preferred Stock

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

Furthermore, the Series A preferred stock is convertible at the option of the holder at $1 per share into the Company’s common stock, subject to certain anti-dilution provisions. In addition, the Series A preferred stock will automatically convert into common stock in the event of a qualified public trading benchmark, which is defined as (i) the common stock is listed on a national exchange at twice its conversion price or (ii) the common stock is quoted on the over-the-counter bulletin board at an average bid price of at least $1.25 per share over any 30-day trading period. At December 31, 2004, all the outstanding preferred stock was converted under option (ii) above.

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

Index

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 31, 2003, the Board of Directors approved the issuance of common stock in lieu of compensation to the Company’s Chief Operating Officer and Chief Executive Officer. Chief Operating Officer John Howell received 72,911 shares of common stock in lieu of $94,784 in salary and other compensation accrued for past services; Chief Executive Officer Patricia McPeak received 402,644 shares of common stock in lieu of $322,115 in salary and other accrued compensation for past services. These shares of common stock were issued under the 2003 Stock Compensation Plan.

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

During the year ended December 31, 2004, NutraCea issued 5,500,000 shares of common stock to NutraCea’s Chief Executive Officer for services and cancellation of indebtedness. Pursuant to the Restricted Stock Agreement between NutraCea and the Chief Executive Officer (“Agreement”), the shares are subject to a repurchase option at a price of $5,000 for any unreleased shares based upon a vesting schedule. The shares vest 50% on January 1, 2006 and the remaining 50% vest on January 1, 2007 contingent on the Chief Executive Officer’s continuous employment with NutraCea. Vesting may accelerate under the Agreement and 100% of the shares not already released from the repurchase option will be immediately released upon any of: (i) a Change of Control, as defined in the Agreement; (ii) the Chief Executive Officer’s death or disability; (iii) the Chief Executive Officer’s retirement after the second anniversary of the effective date of the Agreement; (iv) termination of the Chief Executive Officer’s employment by NutraCea other than for Cause, as defined in the Agreement; or (v) at the sole discretion of NutraCea’s Board of Directors.

Index

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 1, 2004, NutraCea repurchased 344,956 shares of common stock valued at $230,000 from the Chief Executive Officer of NutraCea pursuant to a repurchase agreement of that date.

During the year ended December 31, 2004, NutraCea converted preferred dividends in the amount of $5,986 into 5,759 shares of common stock.

On September 8, 2004, NutraCea and Langley Park Investments PLC (“Langley”) signed a Stock Purchase Agreement under which NutraCea agreed to sell 7,000,000 shares of its common stock to Langley. The transaction will close at the time that Langley’s shares are trading on the London Stock Exchange for anticipated consideration to NutraCea (i) immediately following the closing of approximately $1,190,000 U.S.D. in Langley stock, and (ii) additional consideration of that number of Langley shares which, as of the closing, will have a value of approximately $1,190,000 (the “Langley Shares”). NutraCea has agreed to hold the Langley Shares in escrow for two years from the date of closing. After the two-year holding period, the Langley Shares will be subject to possible reduction in number if NutraCea’s common shares are trading at a value of less than $0.34 U.S.D. After such reduction, if any, the remaining Langley Shares may be sold by NutraCea at their then current value.

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

Index

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2003, the Company issued warrants to purchase 1,000,000 shares of common stock to its Chief Operating Officer in accordance with an employment agreement dated April 15, 2003. The warrants have an exercise price of $0.001 per share and vest as follows:

▪	250,000 on April 15, 2003

▪	250,000 upon the fourth month of employment

▪	250,000 upon the eighth month of employment

▪	250,000 upon the twelfth month of employment

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

Index

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Modification of Non-Employee Awards Accounted for Under FAS 123

Nutracea granted 5,725,000 warrants to outsiders in 2003 where the warrant agreements contained a provision whereby neither the number of warrants nor the exercise price would be adjusted by reverse splits. Effective November 12, 2003, NutraCea authorized a 1 for 10 reverse split. This triggered a modification for this award. A modification of the terms of an award that makes it more valuable shall be treated as an exchange of the original award for a new award. In substance, the entity repurchases the original instrument by issuing a new instrument of greater value, incurring additional compensation cost for that incremental value. The incremental value shall be measured by the difference between (a) the fair value of the modified option/warrant determined in accordance with the provisions of this section and (b) the value of the old option/warrant immediately before its terms are modified, determined based on the shorter of (1) its remaining expected life or (2) the expected life of the modified option/warrant. As of December 31, 2003, the additional value totaled $9,811,002 which was recorded as non-cash compensation expense.

Index

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes all of the Company’s stock option and warrant transactions:

		EMPLOYEES
	Year Ended		Year Ended
	December 31, 2004		December 31, 2003
	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares

Outstanding, Beginning of Period	$0.56	764,700	$0.41	1,090,564
Granted	$0.30	8,025,000	$0.11	1,371,285
Expired	$0.00	0	$6.60	(24,361)
Reverse Split	$0.00	0	$4.17	(981,503)
Exercised	$0.01	(500,000)	$0.02	(691,285)
Outstanding, End of Period	$0.34	8,289,700	$0.56	764,700
Exercisable, End of Period	$0.34	8,289,700	$0.56	764,700

		CONSULTANTS
	Year Ended		Year Ended
	December 31, 2004		December 31, 2003
	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares

Outstanding, Beginning of Period	$0.98	3,196,819	$0.90	2,096,890
Granted	$0.62	9,598,493	$0.29	6,989,105
Expired	$4.94	(220,833)	$5.31	(76,182)
Reverse Split	$0.00	0	$8.42	(1,884,951)
Exercised	$0.43	(6,479,323)	$0.12	(3,928,043)
Outstanding, End of Period	$0.85	6,095,156	$0.98	3,196,819
Exercisable, End of Period	$0.85	5,845,156	$0.98	3,196,819

Other information regarding stock options and warrants outstanding at December 31, 2004 is as follows:

		Options/Warrants Outstanding		Options/Warrants Exercisable
Range of Exercise Price	Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ .001-1.20	3-10	13,846,234	$.40	13,596,230	$.38
$ 2.50-5.00	4-10	493,259	$4.30	493,259	$4.34
$ 10.00	10	45,363	$10.00	45,363	$10.00

Index

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value of the stock options granted during 2004 and 2003 was $0.69 and $1.04 respectively. Variables used in the Black Scholes option/warrant-pricing model include (1) 2.0% risk-free interest rate, (2) expected option/warrant life is the actual remaining life of the options/warrants as of each year-end, (3) expected volatility ranged from 77% to 251%, and (4) zero expected dividends.

NOTE 12 - RELATED PARTY TRANSACTIONS

In November 2004 the Board of Directors resolved to purchase a new automobile valued at $73,096 for use by the Chief Executive Officer. The CEO waived a car allowance in exchange for use of the automobile. At December 31, 2004, the Company has booked a payable to related party for $73,096.

RiceX Company is a publicly owned company. The spouse of our majority stockholder owns approximately 5% of RiceX and is the former CEO and the current Chairman of the Board and a current director of Ricex. RiceX is NutraCea®’s sole supplier for rice bran derivatives, which are integral to NutraCea®’s sales strategy and which account for about 72% of NutraCea®’s total cost of sales.

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

NOTE 14 - BUSINESS SEGMENTS

Index

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For internal reporting purposes, management segregates NutraCea into two segments as follows for 2004 and 2003:

		SEGMENT INFORMATION

Twelve months ended		(Loss) from	Interest	Total	Depreciation/
December 31, 2004	Net Sales	Operations	Expense	Assets	Amortization
NutraStar Technologies Incorporated	$408,753	$84,431	$27,602	$3,302,018	$38,057
NutraGlo Incorporated	600,976	213,023	-	35,867	-
Unallocated corporate overhead	-	(23,848,816)	-	-	-
Total, NutraCea	$1,009,729	$(23,551,362)	$27,602	$3,337,885	$38,057

Twelve months ended		(Loss) from	Interest	Total	Depreciation/
December 31, 2003	Net Sales	Operations	Expense	Assets	Amortization
NutraStar Technologies Incorporated	$251,157	$(1,946,352)	$4,292,109	$482,089	$98,787
NutraGlo Incorporated	1,284,996	541,091	18,687	58,992	-
Unallocated corporate overhead	-	(6,821,743)	-	-	-
Total, NutraCea	$1,536,153	$(8,227,004)	$4,310,796	$541,081	$98,787

NOTE 15 - SUBSEQUENT EVENTS (UNAUDITED)

Effective January 1, 2005, NutraCea entered into a four month consulting agreement with an individual to act as the interim Chief Financial Officer of the Company. Minimum monthly compensation is $6,250 payable in cash monthly.

On January 25, 2005 the Company entered into a three year employment agreement with its Senior Vice President whereby the Company is to pay the officer a base salary of $150,000 per year. The agreement also provides that the officer is entitled to a one-time initial bonus of $25,000 and will be eligible for future incentive bonuses based solely on the discretion of the Chief Executive Officer or President of the Company and to be approved by the Company’s Compensation Committee. Warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share were issued and will vest 500,000 at signing of the employment agreement and 500,000 on January 25, 2006. Warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share were also issued and will vest upon the achievement of NutraCea obtaining “Gross Sales over $25,000,000” and the Company reports a positive EBITDA for the period. All warrants expire in ten years from the date of issuance.

On January 26, 2005 the Company entered into a non-exclusive distribution agreement to distribute the Company’s rice based nutraceutical products in the United States. An initial order for $25,000 was made concurrently with the signing of the agreement. The term of the agreement is for three years. Products are sold to the distributor at NutraCea’s standard price schedule; purchases above certain annual minimum requirements will then receive a 5% discount. Additionally, failure to meet these minimum purchase requirements is cause for termination of the agreement at the Company’s option. NutraCea may also at its option terminate the agreement upon 60 days written notice to the distributor.

Index

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 9, 2005, NutraCea issued 200,000 stock options with an exercise price of $0.45 per share, vesting in three years, expiring in ten years, to two employees of the Company with each receiving 100,000 options. Non-cash compensation expense of $2,000 was recorded relating to the issue of these options.

On February 10, 2005 NutraCea entered into a one year consulting agreement with a financial relations company. Compensation shall be $10,000 per month and the issuance of 700,000 warrants to purchase shares of common stock at a price of $.45 per share; 700,000 warrants to purchase shares of common stock at a price of $.65 per share; and 700,000 warrants to purchase shares of common stock at a price of $.85 per share. In conjunction with this agreement the Company agreed to pay a finder’s fee to a consulting company consisting of stock options to purchase 135,000 shares of common stock at a price of $0.45 per share.

On February 28, 2005 the Company terminated an existing consulting agreement with a retired employee that was entered into on April 19, 2004. At the Company’s sole discretion it may retain the services of the consultant on a monthly basis at a rate of $80 per hour, not to exceed 10 hours per month for the first three months following the termination of the agreement. Additionally, for each patent granted to the Company whereby the consultant is listed as inventor, the consultant shall receive 15,000 shares of restricted common stock; however the maximum value of the stock grant shall not exceed $15,000 based on the closing bid price of the Company’s common stock on the date the patent is granted, with the total shares granted reduced accordingly.

On March 1, 2005, NutraCea amended and restated a consulting agreement (with Company options to extend on an annual basis) with a retired employee of NutraCea. Under the terms of the agreement, monthly compensation of $7,500 is payable. In addition, the consultant received warrants to purchase 10,000 shares of common stock at $.43 a share. The 10,000 warrants are valued at $3,131 and expire in three years. Either party can cancel this agreement with 30-day written notice. If the agreement is extended past the first year then monthly compensation will be increased to $8,333 with additional warrants to purchase 15,000 shares of common stock at the market price per share at the date of extension. Additionally, for each patent granted to the Company whereby the consultant is listed as inventor, the consultant shall receive 15,000 shares of restricted common stock; however the maximum value of the stock grant shall not exceed $15,000 based on the closing bid price of the Company’s common stock on the date the patent is granted, with the total shares granted reduced accordingly.

On March 23, 2005, NutraCea agreed to pay $15,000 of unpaid fees to a consultant. NutraCea also agreed to issue 26,786 shares of common stock, valued at $15,000, to the consultant as payment in full.
During the quarter ended March 31, 2005, Nutracea issued 33,067 shares of common stock to consultants for services rendered valued at $15,000.

During the quarter ended March 31, 2005, Nutracea issued 6,000 shares of common stock pursuant to the exercise of warrants for cash totaling $432.

PART III

ITEM 13.	EXHIBITS

(a) Exhibits

Exhibit 2(1)	Plan and Agreement of Exchange.
Exhibit 3.1(2)	Restated Articles of Incorporation filed March 28, 2001.
Exhibit 3.2(2)	Bylaws
Exhibit 3.3(5)	Restated and Amended Articles of Incorporation dated December 11, 2001.
Exhibit 3.4(6)	Certificate of Amendment of Restated Articles of Amendment
Exhibit 10.1(5)	Executive Employment Agreement between NutraCea and Patricia McPeak.
Exhibit 10.1.1(5)	Amended Executive Employment Agreement between NutraCea and Patricia McPeak.
Exhibit 10.2(5)	Executive Employment Agreement for Edward Newton.
Exhibit 10.3(7)	2003 Stock Compensation Plan
Exhibit 10.4(10)	Executive Employment Agreement between NutraCea and Bradley Edson.
Exhibit 10.5(10)	Executive Employment Agreement between NutraCea and Margie Adelman.
Exhibit 10.6(10)	RiceX License Agreement.
Exhibit 10.7(10)	W.F. Young Distribution Agreement (Confidential Treatment Requested).
Exhibit 10.8(10)	W.F. Young Technology Agreement (Confidential Treatment Requested).
Exhibit 10.9(9)	Stock Purchase Agreement between NutraCea and Langley Park Investments Trust, PLC
Exhibit 10.10*	Restricted Stock Agreement between Patricia McPeak and NutraCea
Exhibit 10.11*	Employment Agreement between NutraCea and Patricia McPeak
Exhibit 16.1(3)	Letter on change in certifying accountant dated March 13, 2002.
Exhibit 16.2(4)	Updated letter on change in certifying accountant dated March 25, 2002.
Exhibit 16.3(4)	Letter on change in certifying accountant dated March 21, 2002.
Exhibit 16.4(8)	Letter on change in certifying accountant dated October 28, 2003.
Exhibit 23.1*	Accountant’s Consent
Exhibit 31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
(9) Incorporated by reference to exhibit previously filed on Form 8-K filed on September 14, 2004
(10) Incorporated by reference to exhibit previously filed on Form 10-KSB filed March 31, 2005
* Filed with this Form 10-KSB/A.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEA

Date: November 17, 2005, 2005	By:	/s/ Bradley Edson
Bradley Edson
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradley Edson
Bradley Edson	Director and Chief Executive
	Officer	November 17, 2005

/s/ Patricia McPeak
Patricia McPeak	Director	November 17, 2005

/s/ Eliot Drell
Eliot Drell	Director	November 17, 2005

/s/ David Bensol
David Bensol	Director	November 17, 2005

/s/ Steven W. Saunders
Steven W. Saunders	Director	November 17, 2005

/s/ James C. Lintzenich
James C. Lintzenich	Director	November 17, 2005

/s/ Edward L. McMillan
Edward L. McMillan	Director	November 17, 2005

/s/ Margie Adelman
Margie Adelman	Secretary	November 17, 2005

/s/ Todd C. Crow
Todd C. Crow	Chief Financial Officer	November 17, 2005
(Principal Financial and Accounting Officer)