Form 10KSB/A
period 2004-12-31
NUTRACEA
filed 2006-02-03
CIK 1063537

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
AMENDMENT NO. 2

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

Explanatory Note

This amendment on Form 10-KSB/A (the 2004 Form 10-KSB/A) amends the annual report on Form 10-KSB of NutraCea (the “Company”) for the year ended December 31, 2004 (the 2004 Form 10-KSB), which was originally filed on March 31, 2005. This Amendment No. 2 to the 2004 Form 10-KSB/A is being filed for the purpose of further amending certain portions of the Management’s Discussion and Analysis or Plan of Operations and expanded disclosure appearing in the Consolidated Statements of Operations as well as the revision of the Consolidated Statements of Cash Flows appearing in the Company’s financial statements and the Controls and Procedures section.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, set forth in their entirety are Item 6 (Management’s Discussion and Analysis or Plan of Operation), Item 7 (Financial Statements), Item 8A (Controls and Procedures) and Item 13 (Exhibits).

As part of this amendment, the Company is also filing new certifications from its chief executive officer and chief financial officer (Exhibits 31.1, 31.2, and 32.1).

No attempt has been made in this Form 10-KSB/A to update other disclosures presented in the 2004 Form 10-KSB or the Amendment No. 1 to the 2004 Form 10-KSB. Consequently, except for the adjustments described above, this Amendment No. 1 to the 2004 Form 10-KSB/A does not reflect events occurring after March 31, 2005, the date of the original filing of the Company’s 2004 Form 10-KSB, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment No. 2 to the 2004 Form 10-KSB/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the 2004 Form 10-KSB, including Amendment No. 1 to the 2004 Form 10-KSB/A filed on November 18, 2005.

ii

NutraCea
Form 10-KSB/A
For the Year ended December 31, 2004

iii

PART II

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For more detailed financial information, please refer to the audited December 31, 2004 Financial Statements included in this Amendment No. 2 to the Form 10-KSB/A (referred to as the Form 10-KSB/A).

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

Operating expenses increased by $15,257,973 to $24,175,462 in 2004, from $8,917,489 in 2003. This increase was primarily due to increased non-cash expenses related to issuances of common stock and common stock warrants and options awards. These non-cash items totaled $21,672, 093 in 2004 and $1,577,938 in 2003. During 2004, these non-cash expenses included $8,360,000 relating to the issuance of 5.5 million restricted shares of common stock to the Company’s CEO for services rendered and repayment of debt; $4,100,603 representing the value of restricted shares and shares covered by the Company’s S-8 registration statement issued to officers, directors and consultants for services; and $8,537,516 representing the value of options and warrants issued to various employees and consultants. During 2003, non-cash expenses included $14,795 representing the value of restricted stock issued to consultants for services; $1,233,567 representing the value of options issued to consultants; and $329,576 representing the value of options issued to employees and directors. The increased issuance of restricted stock, options and warrants during 2004 was deemed necessary by management to retain and compensate officers, directors, consultants and employees while conserving cash assets that would otherwise have been expended for these purposes. Management expects in the future to reduce the amount of securities issued as compensation in light of expected future increases in cash assets due to anticipated increases in revenue and anticipated availability of additional investment capital from outside sources. However, if additional invested capital is not realized as anticipated, the Company may be required to issue additional restricted stock, options and/or warrants to compensate service providers in the current fiscal year. Also, professional fees increased $703,360 to $1,122,250 in 2004 from $418,890 in 2003. Primary reasons for the increase in professional fees include the use of consultants instead of hiring permanent employees ($351,820), legal fees associated with transactions ($157,570), and additional costs associated with public filings ($109,042). Employee wages and related expense increased by $153,640 due to increased bonuses of $305,000 which were partially offset by reductions in the total number of employees.

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

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors
NutraCea and subsidiaries
El Dorado Hills, California

We have audited the accompanying consolidated balance sheet of NutraCea as of December 31, 2004, and the related statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of NutraCea’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

As discussed in Note 16, the consolidated statement of cash flows for the year ended December 31, 2004 has been restated.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

February 14, 2005
(November 11, 2005 as to the effects of the restatement discussed in Note 16)

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

The accompanying notes are an integral part of these financials

NUTRACEA AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
 For the Years Ended December 31, 2004 and 2003
	Convertible, Redeemable Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Committed Common Stock	Deferred Compensation	Other Comprehensive Loss	Accumulated Deficit	Total
Balance, December 31, 2002	2,144,707	$2,060,931	2,375,807	$5,861,702	$571,674	$(873,273)	$-	$(8,682,746)	$(3,122,643)
Preferred stock issued for accrued interest	200,000	8,351
Preferred stock dividend		124,411						(124,411)	(124,411)
Preferred stock converted to common stock	(1,674,707)	(1,633,453)	254,323	1,651,860					1,651,860
Preferred dividends converted to common stock		(208,450)	278,766	190,043					190,043
Common stock issued
for committed stock			145,917	571,674	(571,674)				__
for cash			134,048	111,500					111,500
for services rendered			28,688	29,795					29,795
for deferred salaries			475,555	416,899					416,899
for accounts payable			80,114	62,724					62,724
for convertible notes payable			3,431,251	823,119					823,119
for loan collateral			50,000
Issuance costs				(7,000)					(7,000)
Amortization of deferred compensation						140,114			140,114
Reversal of deferred compensation				(243,605)		243,605			__
Stock options exercised for cash			4,519,373	427,575					427,575

The accompanying notes are an integral part of these financials

NUTRACEA AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
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

The accompanying notes are an integral part of these financials

NUTRACEA AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Continued)
 For the Years Ended December 31, 2004 and 2003
Amortization of deferredcompensation						57,648			57,648
Reversal of stock options				(48,590)		48,590			-
Common stock cancelled			(50,000)						-
Stock options exercised for cash			6,579,323	2,776,468					2,776,468
Stock options issued
for services rendered				8,582,516					8,582,516
for notes payable				786,370					786,370
Reclass of options to preferred stock		62,651		(62,651)					(62,651)
Common stock repurchased			(344,956)	(230,000)					(230,000)

Other comprehensive loss							(2,012,398)		(2,012,398)
Net loss	-		-	-		-	-	(23,574,467)	(23,574,467)

Balance, December 31, 2004	-	$20,473	36,130,544	$48,123,284	$-	$(15,954)	$(2,012,398)	$(44,927,795)	$1,167,137

The accompanying notes are an integral part of these financials

NUTRACEA AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2004	2003
	Restated
Cash flows from operating activities
Net loss	$(23,574,467)	$(12,537,798)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	38,057	238,900
Non-cash issuances of common stock	12,365,859	29,795
Non-cash issuances of stock options & warrants	9,306,234	1,349,439
Beneficial conversion feature	-	99,516
Modifications of options and warrants, non-employees	62,651	9,507,253
Modifications of options and warrants, employees	(48,590)	303,750
(Increase) decrease in
Accounts receivable	22,772	(23,180)
Inventory	(233,170)	(28,199)
Prepaid expenses	(15,898)	12,323
Increase (decrease) in
Advances from related parties	55,590	(8,206)
Accounts payable	(43,280)
Accrued salaries and benefits	7,287	19,149
Deferred compensation	106,238	289,244
Accrued expenses	(51,058)	(53,107)
Customer deposits	-	57,170
Net cash provided (used) in operating activities	(2,001,775)	(975,012)
Cash flows from investing activities
Purchase of property and equipment	(117,421)	(20,075)
Purchase of patents and trademarks	(56,184)	(17,770)
Net cash used in investing activities	(173,605)	(37,845)
Cash flows from financing activities
Proceeds from notes payable, net	1,635,174	544,000
Proceeds from notes payable-related parties	-	320,422
Principal payments on notes payable	-	(60,000)
Principal payments on notes payable-related parties	-	(258,335)
Payment of preferred dividends	(48,004)
Repurchase of preferred stock	(130,000)
Repurchase of common stock	(230,000)
Proceeds from the issuance of common stock, net		104,500

Proceeds from exercise of stock options	2,776,468	427,575
Net cash provided by financing activities	4,003,638	1,078,162

The accompanying notes are an integral part of these financials

NUTRACEA AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

Net increase (decrease) in cash	1,828,258	65,305
Cash, beginning of year	100,023	34,718
Cash, end of year	$1,928,281	$100,023
Cash paid for interest	$1,391	$21,631
Cash paid for income taxes	$-	$-
Non-cash disclosures:
Purchase of Langley PLC Shares with common stock	$2,380,000	$-
Purchase of patents with common stock	$239,100
Conversion of preferred stock to common stock	$354,337

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

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2004, NutraCea issued 5,500,000 shares of common stock valued at $8,360,000 to NutraCea’s Chief Executive Officer for services and cancellation of indebtedness.

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

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 31, 2003, the Board of Directors approved and adopted the 2003 Stock Compensation Plan and authorized the President of the Company to execute a registration statement under the Securities Act of 1933 for 10,000,000 shares of common stock. As of December 31, 2004, 9,895,190 shares of common stock and no options have been granted under the 2003 Stock Compensation Plan.

The expense, if any, of stock options issued to employees is recognized over the shorter of the term of service or vesting period. The expense of stock options issued to consultants or other third parties are recognized over the term of service. In the event services are terminated early or no specific future performance is required by the Company, the entire amount is recognized. The unamortized portion of the expense to be recognized is recorded as deferred compensation.

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

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes all of the Company’s stock option and warrant transactions:

	EMPLOYEES
	Year Ended		Year Ended
	December 31, 2004		December 31, 2003
	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares

Outstanding, Beginning of Period	$0.56	764,700	$0.41	1,090,564
Granted	$0.30	8,025,000	$0.11	1,371,285
Expired	$0.00	0	$6.60	(24,361)
Reverse Split	$0.00	0	$4.17	(981,503)
Exercised	$0.01	(500,000)	$0.02	(691,285)
Outstanding, End of Period	$0.34	8,289,700	$0.56	764,700
Exercisable, End of Period	$0.34	8,289,700	$0.56	764,700

	CONSULTANTS
	Year Ended		Year Ended
	December 31, 2004		December 31, 2003
	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares

Outstanding, Beginning of Period	$0.98	3,196,819	$0.90	2,096,890
Granted	$0.62	9,598,493	$0.29	6,989,105
Expired	$4.94	(220,833)	$5.31	(76,182)
Reverse Split	$0.00	0	$8.42	(1,884,951)
Exercised	$0.43	(6,479,323)	$0.12	(3,928,043)
Outstanding, End of Period	$0.85	6,095,156	$0.98	3,196,819
Exercisable, End of Period	$0.85	5,845,156	$0.98	3,196,819

Other information regarding stock options and warrants outstanding at December 31, 2004 is as follows:

		Options/Warrants Outstanding		Options/Warrants Exercisable

Range of Exercise Price	Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$.01-$.072	.5-5	151,230	$0.012	151,230	$0.012
$.20-$.50	5-10	11,805,000	$0.292	11,805,000	$0.292
$.70-$.80	3-5	230,000	$0.743	230,000	$0.743
$1.00-$1.20	.5-5	1,660,000	$1.120	1,410,000	$1.140
$2.50-5.00	4-10	493,259	$4.300	493,259	$4.300
$10.00	10	45,363	$10.000	45,363	$10.000
		14,384,852		14,134,852

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

NOTE 14 - BUSINESS SEGMENTS

For internal reporting purposes, management segregates NutraCea into two segments as follows for 2004 and 2003:

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		SEGMENT INFORMATION

Twelve months ended December 31, 2004	Net Sales	(Loss) from Operations	Interest Expense	Total Assets	Depreciation/ Amortization
NutraStar Technologies Incorporated	$408,753	$84,431	$27,602	$3,302,018	$38,057
NutraGlo Incorporated	600,976	213,023	-	35,867	-

Unallocated corporate overhead	-	(23,848,816)	-	-	-
Total, NutraCea	$1,009,729	$(23,551,362)	$27,602	$3,337,885	$38,057

Twelve months ended December 31, 2003	Net Sales	(Loss) from Operations	Interest Expense	Total Assets	Depreciation/ Amortization
NutraStar Technologies Incorporated	$251,157	$(1,946,352)	$4,292,109	$482,089	$98,787
NutraGlo Incorporated	1,284,996	541,091	18,687	58,992	-

Unallocated corporate overhead	-	(6,821,743)	-	-	-

Total, NutraCea	$1,536,153	$(8,227,004)	$4,310,796	$541,081	$98,787

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

NUTRACEA AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. RESTATEMENT

NutraCea has restated its consolidated statement of cash flows for 2004 to correct a reporting error that was discovered in the fourth quarter of 2005. NutraCea incorrectly reported non-cash issuances of common stock as well as omitted certain items of non-cash disclosure.

This restatement does not have any effect on NutraCea’s reported earnings. The following table presents the effects of the correction and restatement on the selected items of the consolidated statement of cash flows.

	As Previously Reported	Restatement	As Restated
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash issuances of Preferred stock	(354,337)	354,337	-
Non-cash issuances of common stock	15,339,296	(2,973,437)	12,365,859
Net cash provided (used in operating activities	617,325	(2,619,100)	(2,001,775)
Cash flows from investing activities
Purchase of marketable securities	(2,380,000)	2,380,000	-
Purchase of patents and trademarks	(295,284)	239,100	(56,184)
Net cash used in investing activities	(2,792,705)	2,619,100	(173,605)

Non-cash disclosures:
Purchase of patents with common stock	-	239,100	239,100
Conversion of preferred stock to common stock	-	354,337	354,337

ITEM 8A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

    NutraCea has adopted and implemented internal disclosure controls and procedures that are designed to ensure that information required to be disclosed by NutraCea in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Under the supervision and with the participation of NutraCea’s management, including NutraCea’s President and Chief Financial Officer and NutraCea’s Controller and Principal Financial Officer, NutraCea has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the year covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Controller and Principal Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2004.

(b)	Changes in Internal Controls

    There were not changes in NutraCea’s internal controls over financial reporting that occurred during the fourth quarter of fiscal 2004 that have had a material affect or are reasonably likely to have a material affect on NutraCea’s internal controls over financial reporting.

PART III

ITEM 13.	EXHIBITS

(a)	Exhibits

	Exhibit 2(1)	Plan and Agreement of Exchange.
	Exhibit 3.1(2)	Restated Articles of Incorporation filed March 28, 2001.
	Exhibit 3.2(2)	Bylaws
	Exhibit 3.3(5)	Restated and Amended Articles of Incorporation dated December 11, 2001.
	Exhibit 3.4(6)	Certificate of Amendment of Restated Articles of Amendment
	Exhibit 10.1(5)	Executive Employment Agreement between NutraCea and Patricia McPeak.
	Exhibit 10.1.1(5)	Amended Executive Employment Agreement between NutraCea and Patricia McPeak.
	Exhibit 10.2(5)	Executive Employment Agreement for Edward Newton.
	Exhibit 10.3(7)	2003 Stock Compensation Plan
	Exhibit 10.4(10)	Executive Employment Agreement between NutraCea and Bradley Edson.
	Exhibit 10.5(10)	Executive Employment Agreement between NutraCea and Margie Adelman.
	Exhibit 10.6(10)	RiceX License Agreement.
	Exhibit 10.7(10)	W.F. Young Distribution Agreement (Confidential Treatment Requested).
	Exhibit 10.8(10)	W.F. Young Technology Agreement (Confidential Treatment Requested).
	Exhibit 10.9(9)	Stock Purchase Agreement between NutraCea and Langley Park Investments Trust, PLC
	Exhibit 10.10(11)	Restricted Stock Agreement between Patricia McPeak and NutraCea
	Exhibit 10.11(11)	Employment Agreement between NutraCea and Patricia McPeak
	Exhibit 16.1(3)	Letter on change in certifying accountant dated March 13, 2002.
	Exhibit 16.2(4)	Updated letter on change in certifying accountant dated March 25, 2002.
	Exhibit 16.3(4)	Letter on change in certifying accountant dated March 21, 2002.
	Exhibit 16.4(8)	Letter on change in certifying accountant dated October 28, 2003.
	Exhibit 23.1*	Accountant’s Consent
	Exhibit 31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	Exhibit 31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	Exhibit 32.1*	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________
(1)	Incorporated by reference to exhibits previously filed on Form 8-K filed on November 19, 2001.
(2)	Incorporated by reference to exhibits previously filed on Form 10-SB filed on April 19, 2001.
(3)	Incorporated by reference to exhibits previously filed on Form 8-K filed on March 14, 2002.
(4)	Incorporated by reference to exhibits previously filed on Form 8-K/A filed on March 25, 2001.

(5)	Incorporated by reference to exhibits previously filed on Form 10-KSB filed on April 16, 2002.
(6)	Incorporated by reference to exhibits previously filed on Form 10-QSB filed on November 18, 2003
(7)	Incorporated by reference to exhibits previously filed on Form S-8 filed November 19, 2003.
(8)	Incorporated by reference to exhibits previously filed on Form 8-K/A filed on November 7, 2003.
(9)	Incorporated by reference to exhibit previously filed on Form 8-K filed on September 14, 2004
(10)	Incorporated by reference to exhibit previously filed on Form 10-KSB filed March 31, 2005
(11)	Incorporated by reference to exhibits previously filed on Form 10-KSB/A filed November 18, 2005.
* Filed with this Form 10-KSB/A.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEA
Date: January 31, 2006	By:	/s/ Bradley Edson
Bradley Edson
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradley Edson
Bradley Edson	Director and Chief Executive Officer	January 31, 2006

/s/ Patricia McPeak
Patricia McPeak	Director	February 2, 2006

/s/ Eliot Drell
Eliot Drell	Director	January 31, 2006

/s/ David Bensol
David Bensol	Director	January 31, 2006

/s/ Steven W. Saunders
Steven W. Saunders	Director	January 31, 2006

/s/ James C. Lintzenich
James C. Lintzenich	Director	January 31, 2006

/s/ Edward L. McMillan
Edward L. McMillan	Director	January 31, 2006

/s/ Margie Adelman
Margie Adelman	Secretary	January 31, 2006

/s/ Todd C. Crow
Todd C. Crow	Chief Financial Officer (Principal Financial and Accounting Officer)	January 31, 2006