Form 10KSB
period 2005-12-31
NUTRACEA
filed 2006-03-31
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 0-32565

NUTRACEA
(Name of Small Business Issuer in Its Charter)

California	87-0673375
(State of Incorporation)	(I.R.S. Employer Identification No.)

1261 Hawk’s Flight Court, El Dorado Hills, California	95762
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: (916) 933-3000

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of Class)

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year: $5,564,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: As of March 3, 2006, the aggregate market value of the Company’s common stock held by non-affiliates was $60,510,630.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 3, 2006, shares of common stock outstanding were 68,350,622.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes ☐ No ☒

FORM 10-KSB

Index

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this annual report. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;

•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;

•	deterioration in general or regional economic conditions;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	loss of customers or sales weakness;

•	inability to achieve future sales levels or other operating results;

•	the unavailability of funds for capital expenditures; and

•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see RISK FACTORS AFFECTING NUTRACEA’S BUSINESS beginning at page 18 below.

Index

PART I

Item 1.	DESCRIPTION OF BUSINESS.

GENERAL

NutraCea (“we,” “us,” “our,” or the “Company”) is a California corporation formerly known as Alliance Consumer International, Inc. As a result of the reorganization transaction discussed below, we conduct the business previously carried on by NutraStar Technologies Incorporated, or NTI, a Nevada corporation that was formed and started doing business in February 2000 and is a wholly-owned subsidiary. In addition, we conduct business through our wholly-owned subsidiary, The RiceX Company, or RiceX, a Delaware corporation that we acquired on October 4, 2005.

RiceX was incorporated under Delaware law in May 1998. RiceX succeeded to the business of its predecessor corporation, Food Extrusion, Inc., a Nevada Corporation, pursuant to a re-incorporation that was effective upon completion of the merger of the Nevada corporation with the Delaware corporation on August 4, 1998. Food Extrusion, Inc, was incorporated in California in May 1989 and subsequently merged in a stock-for-stock exchange into Core Iris, a Nevada corporation and subsequently changed its name to Food Extrusion, Inc. Food Extrusion, Inc. changed its name to The RiceX Company in May 1998. RiceX Nutrients, Inc. (formally Food Extrusion Montana, Inc.) was incorporated in Montana in December 1996, as RiceX's wholly-owned subsidiary. In January 1997, RiceX Nutrients, Inc. acquired certain assets of Centennial Foods, Inc., an Idaho corporation in exchange for common stock and the assumption of certain liabilities, which were paid in full in January 1999.

The RiceX subsidiary is primarily engaged in the manufacturing of stabilized rice bran at its Sacramento facility for various consumptive uses, and the custom manufacturing of rice grain based products for food ingredient companies at its production facility in Dillon, Montana. RiceX Nutrients, Inc. has specialized processing equipment and techniques for the treatment of rice grain products to cook, convert, isolate, dry and package finished food ingredients used in the formulation of health food and consumer food finished products. RiceX Solubles, a highly nutritious, carbohydrate and lipid rich fraction, is produced at the Dillon, Montana facility. RiceX believes that these manufacturing capabilities are unique among grain processors, with custom processing capabilities suited to numerous food applications.

NutraCea is a health science company that has proprietary Intellectual Property that allows us to process and convert Rice Bran, one of the world’s largest wasted food resources, into a highly nutritious ingredient that has applications as a value added ingredient in various food products and as a key component of patented and proprietary formulations that have applications for treatment modalities in nutritional supplementation and as stand alone products that can be sold through non-related entities with distribution into the market place, both domestically and internationally. These products include food supplements and medical foods, or "nutraceuticals," which provide health benefits for humans and animals based on stabilized rice bran, rice bran derivatives. We believe that stabilized rice bran products can deliver beneficial physiological effects. We have conducted and are continuing to pursue ongoing clinical trials and third party analyses in order to further support the uses for and effectiveness of our products.

Through the acquisition of The RiceX Company by NutraCea on October 4, 2005 the combined company, known as NutraCea, has created a vertically integrated company combining the manufacture, product development and marketing of a variety of products based upon the use of stabilized rice bran and rice bran formulations. We generated approximately $5,564,000 and $1,224,000 in revenue for the years ended December 31, 2005 and 2004, respectively. We reported a net loss of $3,872,000 for the year ended December 31, 2005 and net loss of $23,583,000 for the year ended December 31, 2004. Our net operating loss, or NOL, carry-forwards expire for federal tax purposes at various dates from 2011 through 2025, and expire for state tax purposes in 2006 through 2015. See Part II — Item 7. FINANCIAL STATEMENTS.

We occupy approximately 51,644 square feet of executive offices, laboratory, warehouse and production facilities in El Dorado Hills and West Sacramento, California, Burley, Idaho, Dillon, Montana and Scottsdale, Arizona.

Index

RiceX™ and RiceX Solubles™ are our registered trade names. TheraFoods®, ProCeuticals®, NutraGlo®, NutraBeauticals®, Mirachol®, Max “E”®, Max “E” Glo®, StaBran®, RiSolubles® and RiceMucil®, are some of our registered trademarks. In total, we have thirty five registered trademarks. In addition to our trade names and our trademarks, we hold patents to the production of Beta Glucan and a micro nutrient enriched rice bran oil process. We also hold patents to a method to treat high cholesterol, to a method to treat diabetes and the process for producing Higher Value Fractions, or (“HVF”) from stabilized rice bran. See PATENTS AND TRADEMARKS below.

Our corporate offices are located at 1261 Hawk's Flight Court, El Dorado Hills, California 95762. Our telephone number is (916) 933-7000. We have two wholly-owned subsidiaries, NTI, which in turn wholly owns NutraGlo Incorporated, a Nevada corporation, and RiceX, which wholly owns RiceX Nutrients, Inc., a Montana corporation. We also own part of NutraStarSport, Inc., a Nevada corporation.

HISTORY

We originally incorporated on March 18, 1998 in California as Alliance Consumer International, Inc. On December 14, 2001, NTI effected a reorganization with the inactive publicly-held company, Alliance Consumer International, Inc., and the name was changed to NutraStar Incorporated. As a result of the reorganization NTI became a wholly-owned subsidiary of NutraStar Incorporated and NutraStar Incorporated assumed the business of NTI.

On October 1, 2003, NutraStar Incorporated changed our name to NutraCea and the common stock began trading on the OTCBB under the symbol "NTRC." On November 12, 2003, we declared a 1:10 reverse stock split. Our common stock trades on the OTCBB under the symbol "NTRZ."

On April 27, 2000, NutraStar formed NutraGlo Incorporated, or NutraGlo, a Nevada corporation, which was owned 80% by NTI and 20% by NaturalGlo Investors L.P. During 2001, NutraGlo started marketing, manufacturing and distributing one of our products to the equine market. In 2002, we issued 250,001 shares of our common stock to NaturalGlo Investors L.P. in exchange for the remaining 20% of the common stock of NutraGlo. The value of the shares was $250,001. As a result, NutraGlo is now a wholly-owned subsidiary of NTI.

At special meetings of shareholders held on September 28, 2005 the shareholders of NutraCea and RiceX approved various matters relating to the proposed merger between the two companies. On October 4, 2005, we acquired RiceX in a merger transaction in which our wholly-owned subsidiary, Red Acquisition Corporation, merged with and into RiceX, with RiceX surviving the merger as our wholly-owned subsidiary. Each share of RiceX common stock outstanding immediately prior to the effective time of the Merger was converted into the right to receive 0.76799 shares of NutraCea’s common stock.

The stockholders of RiceX received 28,272,064 shares of NutraCea common stock in exchange for 100% of the shares of RiceX common stock, and NutraCea assumed the outstanding options and warrants to purchase 11,810,507 shares of RiceX common stock.

PRODUCTS

The RiceX Process stabilizes rice bran, which is the portion of the rice kernel that lies beneath the hull and over the white rice. Rice bran contains over 60% of the nutritional value of rice. However, without stabilization, the nutritional value of rice bran is lost shortly after the milling process. This is due to the lipase-induced rancidity caused by the rice milling process. Consequently, this rich nutrient resource must either be thrown away or disposed of as low value animal feed. The RiceX Process deactivates the lipase enzyme and makes the bran shelf life stable for a minimum of one year. While other competing processes have been able to stabilize rice bran for a limited time, the RiceX Process naturally preserves more of the higher value nutritional and antioxidant compounds found in rice bran for a significantly longer period of time.

The RiceX Process has enabled RiceX to develop a variety of nutritional food products, including its primary product, RiceX® Stabilized Rice Bran. The RiceX® Stabilized Rice Bran RiceX produces meets microbiological standards for human consumption. Our customers include consumer nutrition and healthcare companies, domestic and international food companies, and companion animal feed manufacturers.

Index

We produce stabilized, nutrient-rich rice bran that may be used in a wide variety of new products. We are pursuing the development of proprietary rice bran products from stabilized rice bran. Our current products include:

RiceX Stabilized Rice Bran:
Stable whole rice bran and germ. This is our basic stabilized rice bran product that is both a food supplement and an ingredient for cereals, baked goods, companion animal feed, health bars, etc., and also the base material for producing RiceX Solubles, oils and RiceX Fiber Complex.

RiceX Stabilized Rice Bran Fine:	This is the same product as the RiceX Stabilized Rice Bran, except that it has been ground to a particle size that will pass through a 20 mesh screen. It is used primarily in baking applications.

Dextrinized Rice Bran:
A carbohydrate converted RiceX Stabilized Rice Bran that is more suitably used in baking and mixed health drink applications. This product contains all of the nutrient-rich components of RiceX Stabilized Rice Bran.

RiceX Solubles:
A highly concentrated soluble carbohydrate and lipid rich fraction component of RiceX Stabilized Rice Bran with the fiber removed. RiceX Solubles also embodies a concentrated form of the vitamins and nutrients found in RiceX Stabilized Rice Bran.

RiceX Fiber Complex:
Nutrient-rich insoluble fiber source that contains rice bran oil and associated nutrients. This product, designed for use by the baking and health food markets, is the remaining ingredient when RiceX Stabilized Rice Bran is processed to form RiceX Solubles.

In addition to the above, further refining RiceX Stabilized Rice Bran into oil and its by-products can produce Max RiceX Defatted Fiber and Higher Value Fractions.

Max "E" Oil:
Nutrient-rich oil made from RiceX Stabilized Rice Bran. This oil has a high flash point, which provides a very long fry life, and it is not readily absorbed into food. In addition, the oil maintains many of the nutritional benefits of the whole rice bran products.

RiceX Defatted Fiber:	Low fat soluble fiber that does not contain rice bran oil. This is a product designed for use by the baking industry for its high fiber nutritional benefits.

Higher Value Fractions:
Nutraceutical like compounds naturally occurring in RiceX Stabilized Rice Bran and Rice Bran Oil that provide specific health benefits. Tocopherols, tocotrienols, and gamma oryzanol are some of the antioxidant-rich fractions that are found in rice bran and are enhanced by stabilization, with the gamma oryzanol being unique to rice.

We have developed a number of product lines using RiceX Process stabilized rice bran products and proprietary rice bran formulations in various categories.

Index

OTHER PRODUCTS

On September 13, 2005, we entered into a Production Facility Development and Rice Bran Supply and Purchase Agreement (the “Agreement”) with Food Trading Company Dominicana, S.A., or FTCD, a Dominican Republic company that owns and operates a substantial rice milling operation located in the Dominican Republic. We and FTCD have agreed to form one or more entities to operate in the Dominican Republic and Haiti which will be equally owned by us and FTCD (the “Jointly Owned Company”). The term of the Agreement is ten years.

Under the terms of the Agreement, we will initially ship and produce from our United States facilities. The Jointly Owned Company will then package individual servings of the rice fiber solubles mixed with water (the “Products”). The Products are intended to be sold and distributed through government-sponsored feeding programs within the Dominican Republic and Haiti. NutraCea has agreed to grant to the Jointly Owned Company an exclusive license in the Dominican Republic and Haiti to manufacture, package and distribute the products. The jointly owned company, can at the option of both parties, agree to construct or improve a production facility for the processing of stabilized rice bran into a bulk fiber soluble mixture in the Dominican Republic.

FTCD is responsible for purchase agreements for the Jointly Owned Company’s Products in the aggregate amount of at least $10.8 million annually for the first two years of the agreement and at least $4 million monthly for years three and four of the agreement. As of the filing date, we have not sold any product into the Dominican Republic. However, we have received confirmation from FTCD that they have secured an allotment for a minimum of 100,000 servings per day for the coming school year based on meeting the nutritional and packaging requirements of the national school feeding program. Additionally, FTCD has agreed to obtain all appropriate governmental and legal permits relating to the operation of the Jointly Owned Company, and to sell quantities of raw rice bran to the Jointly Owned Company for production of the Products.

Should we and FTCD elect to construct a Dominican Republic production facility, FTCD has agreed to lease land to the Jointly Owned Company for the construction of the production facility and we have agreed to secure financing to construct or improve the production facility. We have agreed to ship bulk fiber soluble mixture from our production facilities in the United States until we and FTCD elect to construct a facility in the Dominican Republic.

In November 2005 NutraCea signed a Supply and Distribution Agreement with T. Geddes Grant, a Jamaican Corporation. The agreement requires us to deliver a customized formulated and fortified RiSolubles mix to T. Geddes Grant. The agreement requires that T. Geddes Grant purchase a minimum of $4.5 million of the custom formulation per year for a term of two years. Under the terms of the agreement, T. Geddes Grant is also appointed as exclusive distributor for the territory of Jamaica, Barbados and Trinidad. T. Geddes Grant is obligated to obtain all necessary regulatory approvals for marketing NutraCea products in the Territory and use its best efforts to develop commercial sales in the Territory.

INDUSTRY BACKGROUND

By definition, nutraceuticals are products from natural sources that have biologically therapeutic effects in humans and animals. These compounds include vitamins, antioxidants, polyphenols, phytosterols, as well as macro and trace minerals. The RiceX Process stabilized rice bran and rice bran oil are good sources for some of these compounds, including tocotrienols, a newly discovered complex of vitamin E, and gamma-oryzanol, which is found only in rice bran. Among other things, these compounds act as potent antioxidants. Stabilized rice bran and its derivatives also contain high levels of B-complex vitamins and beta-carotene, a vitamin A precursor. Stabilized rice bran also contains high levels of carotenoids and phytosterols, both essential fatty acids, as well as a balanced amino acid profile and both soluble and insoluble fiber which promote colon health. See section “Benefits of RiceX Stabilized Bran” for additional information.

Rice is one of the world's major cereal grains, although United States production of rice is only a small fraction of total world production. According to the United States Department of Agriculture, approximately 65% of the nutritional value of rice is contained in the rice bran, the outer brown layer of the rice kernel which is removed during the milling process. However, raw, unstabilized rice bran deteriorates rapidly. Because of the rapid degradation and short shelf life, rice bran has not been widely accepted as a component of nutrition, health or beauty products, notwithstanding the known benefits. We have developed a method of stabilizing rice bran we believe is superior to other methods, and provides a shelf life greater than one year, which we believe is longer than any other stabilized rice bran. The longer shelf life allows for economical production of nutrition products which incorporate rice bran ingredients.

Index

As the market becomes more aware of the value of our ingredients and proprietary formulations we believe demand for our products will increase materially. Since stabilized rice bran is a safe food product, we believe that its beneficial effects can be obtained with no known deleterious side effects, such as those that may be present in pharmaceuticals. Many physicians have taken an interest in our nutraceutical products as a means of offering alternative or complementary approaches for treating serious healthcare problems. If further clinical trials support the beneficial effects of our nutraceutical and medical foods products and if the medical community widely endorses such use of our products, we believe that our products in certain situations, may be used as a nutritional therapy either prior to or as a complement to traditional pharmaceutical therapies for the treatment of a variety of ailments including diabetes and coronary heart disease.

THE IMPORTANCE OF RICE

Rice is the staple food for approximately 70% of the world’s population, and is the staple food source for several of the world’s largest countries. World rice production is expected to be more than 500 million metric tons in the 2005-2006 crop year (according to the United States Department of Agriculture), constituting more than one quarter of all cereal grains produced worldwide. The United States accounts for less than 2% of the world’s rice production. 90% of world rice tonnage is produced in 13 countries with aggregate populations of 3.2 billion people (according to the USA Rice Federation, Rice Notes). Approximately 75% of all rice production occurs in China, India, South East Asia, Africa and South America. Combined, these regions have a population of 2.3 billion people (nearly 50% of the world’s population), and an average per capita gross domestic product of $2,000 (less than one tenth of the U.S. average).

Malnutrition is a common problem in this group of nations, particularly for people located in rural villages where subsistence rice farming is a primary livelihood. Transportation and storage are poor. Consequently, locally grown rice is consumed locally and the amount of food available varies widely over time with changes in seasons and weather. Children are especially susceptible to variations in local agricultural output due to their heightened nutritional needs and dependency on others for food. Per capita rice consumption in many of the poorer rice belt countries exceeds one pound per day.

Despite the importance of rice as a worldwide food source and the problems associated with nutritional deficiencies in rice-dependent nations, approximately 65% of the nutrients found in rice are destroyed during milling. Most of the rice nutrients are contained in the outer brown layer of the rice kernel known as the bran layer, which, because of poor stability, becomes inedible due to lipase-induced rancidity or microbiological spoilage shortly after the milling process.

RICE PROCESSING AND RICE BRAN STABILIZATION

When harvested from the field, rice is in the form of paddy, or “rough” rice. In this form, the rice kernel is fully enveloped by the rice hull. The hull is dried and then removed in the first stage of milling, yielding brown rice. In the second stage of milling, the outer brown layer, or rice bran, is removed to produce white rice. Rice bran is composed of the rice germ and several sub-layers, which accounts for approximately 8% by weight of paddy rice and contains over 60% of the nutrients found in each kernel of rice. (See Juliano, B.O., 1985 Rice: Chemistry and Technology, American Association of Cereal Chemists, St. Paul, MN, pp. 37-50.)

Under normal milling conditions, when brown rice is milled into white rice, the oil in the bran and a potent lipase enzyme found on the surface of the bran come into contact with one another. The lipase enzyme causes very rapid hydrolysis of the oil, converting it into glycerol, monoglycerides, diglycerides and free fatty acid, or FFA. As the FFA content increases, the rice bran becomes unsuitable for human or animal consumption. At normal room temperature, the FFA level increases to 5-8% within 24 hours and thereafter increases at the rate of approximately 4-5% per day. Rice bran is unfit for human consumption at 5% FFA, which typically occurs within 24 hours of milling.

When the lipase enzyme can be deactivated, rice bran can be stabilized, thus preserving a potentially important nutrient source that is largely wasted today. Heat will deactivate the lipase enzyme, reduce microbiological load and reduce moisture levels. Although heat serves as the basis for most attempts to stabilize rice bran, most of the rice bran nutrients are lost in this process. Parboiled, or converted rice, is subjected to soaking and steaming prior to being dried and milled. This process softens the rice kernel and reduces the problem of lipase-induced hydrolysis. The bran produced from parboiled rice, however, is only semi-stabilized, typically spoiling in 20 days or less. The parboiling process also destroys much of the nutritional value of the bran because many of the micro nutrients are water-soluble and are leached out during the parboiling process. There have been a number of attempts to develop alternative rice bran stabilization processes that deactivate the lipase enzyme using chemicals, microwave heating and variants on extrusion technology. We believe each of these efforts results in an inferior product that uses chemicals or does not remain stable for a commercially reasonable period, or the nutrients in the bran are lost thereby significantly reducing the nutritional value in the bran.

Index

THE NUTRACEA/RICEX SOLUTION

The RiceX Process uses proprietary innovations in food extrusion technology to create a combination of temperature, pressure and other conditions necessary to deactivate the lipase enzyme without significantly damaging the structure or activity of other, higher value compounds, oils and proteins found in the bran. The RiceX Process does not use chemicals to stabilize raw rice bran, and produces an “all natural” nutrient-rich product.

Our processing equipment is designed to be installed on the premises of any two-stage rice mill and is located downstream from the rice polishers. After hulling, the rice is transported pneumatically to the rice polishing room where the brown rice kernels are tumbled and the rice bran is polished from the surface of each kernel. The bran is separated from the denser polished rice grain and is transported pneumatically to a loop conveyor system we designed. The loop conveyor system immediately carries the fresh, unstabilized rice bran to the RiceX Company stabilizer. Stabilization is achieved by feeding the fresh rice bran into a specially designed and proprietary technological process. The result is a selectively deactivated lipase enzyme and reduced microbiological load. Process controllers that maintain process conditions within the prescribed pressure/temperature regime control the system. In case of power failure or interruption of the flow of fresh bran into the system, the electronic control system is designed to purge our equipment of materials in process and safely shut down.

Bran leaving our stabilization system is further tempered through an additional proprietary technological process that further tempers and reduces the moisture. We call this bran “RiceX Bran”. This RiceX Bran is then discharged onto the cooling unit. A further proprietary process involving specifically controlled air pressure and humidity. The cooled RiceX Bran is then loaded into one ton shipping containers for transportation to other processing facilities or is transported by pneumatic conveyor to a bagging unit for packaging in 30, 40, 50 and 2,000 pound sacks. RiceX Bran has a shelf life of at least one year and is rich in tocopherols, tocotrienols, oryzanols, a complete and balanced amino acid profile and other nutritional and natural compounds that exhibit positive health properties.

The RiceX Process system is modular. The processing conditions created by the RiceX Process are unique. Each stabilization module can process approximately 2,000 pounds of RiceX Bran per hour and has a capacity of over 5,700 tons per year. Stabilization production capacity can be doubled or tripled by installing additional RiceX Company units sharing a common conveyor and stage system, which can handle the output of the world’s largest rice mills. We have developed and tested a smaller production unit, which has a maximum production capacity of 840 tons per year, for installation in countries or locations where rice mills are substantially smaller than those in the United States.

BENEFITS OF RICEX STABILIZED RICE BRAN

Rice bran is a rich source of protein, oil, vitamins, antioxidants, dietary fiber and other nutrients. The approximate composition and caloric content of RiceX Stabilized Rice Bran is as follows:

Fat	18%-23%
Protein	12%-16%
Total Dietary Fiber	23%-35%
Soluble Fiber	2%-6%
Moisture	4%-8%
Ash	7%-10%
Calories	3.2 kcal/gram

Index

Rice bran is unique in the plant kingdom. Its protein is hypoallergenic and contains all of the essential amino acids, the necessary building blocks of protein in the body. Rice bran contains approximately 20% oil, which closely resembles peanut oil in fatty acid composition and heat stability. Rice bran oil contains essential fatty acids and a broad range of nutraceutical compounds that have been demonstrated to have therapeutic properties. (See Cheruvanky and Raghuram, 1991 Journal of the American College of Nutrition, Vol. 10, No. 4, pp. 593-691.) In July 2005 we entered into a consulting agreement with an individual to assist in the research and validation of our products in the medical foods market.

Nutraceuticals are food constituents that have human therapeutic effects. Some of these compounds include a newly discovered complex of Vitamin E called “tocotrienols,” and gamma oryzanol, which is only found in rice. These compounds are potent antioxidants that have been shown to aid in reducing damage from free radicals in the body. RiceX Bran also contains very high levels of B-complex vitamins, betacarotene (a vitamin A precursor), other carotenoids and phytosterols, as well as both soluble and insoluble fiber. (See Saunders, 1990, Rice Bran Oil, presented at Calorie Control Council Meeting, February 14, 1990, Washington, D.C.)

We have been assigned five U.S. patents relating to the production or use of nutraceutical HVF products. See PATENTS AND TRADEMARKS below.

BUSINESS STRATEGY

Our goal is to become the world’s leading producer and distributor of stabilized rice bran and rice bran based products in the premium consumer food and animal feed sectors of the marketplace. We produce stabilized rice bran and related products in manufacturing facilities we own or through joint venture arrangements. See SUPPLY AND MANUFACTURING below. We intend to protect our process and products through both trade secret protection and through patent and trademark protection. See PATENTS AND TRADEMARKS below.

We believe that clinical support for stabilized rice bran products will further enhance the value of our products as nutraceuticals and functional food ingredients. Finally, we intend to aggressively market our products in four distinct product areas. These areas are nutraceuticals, functional food ingredients, performance feed and companion pet food supplements, and rice bran oils. In further pursuit of this goal, we have focused and will continue to focus our marketing and development efforts in developed regions, including the U.S., Europe, South Africa, Argentina, Japan, Korea and Taiwan; and in developing regions, including in Central and South America, India, China, Indonesia and most of the other countries in Asia and Africa.

DEVELOPED NATIONS

In developed nations, our focus is on producing and selling ingredients to large consumer product marketers as health enhancing ingredients for existing or newly developed products, and as stand-alone products to consumers. In addition, we have continued relationships with Korean, German and other European companies to introduce our products into these regions. Although there can be no assurance that our products will be successfully introduced into these regions, we believe that interest of this type validates the potential opportunity. In addition, we believe that the relationship reflects the strategy for our foreign ventures. We intend to seek other opportunities in developed nations by converting stabilized rice bran grown in those countries into finished goods and into HVFs with demonstrated health or nutritional benefits.

DEVELOPING NATIONS

Our strategic development, using the RiceX model, has been focused on making our nutrient-dense stabilized rice bran products available to developing countries where nutritional deficiencies are a major concern, particularly among school-aged children. We remain on the cutting edge in developing nations by reducing malnutrition and enhancing nutritional growth potential school-aged children. The school nutritional and diet upgrading programs in developing countries worldwide represent a multi-billion dollar market opportunity for us. The Food and Agriculture Organization of the United Nations and the Foreign Agricultural Service of the United States Department of Agriculture have targeted over 800 million nutritionally deficient humans for assistance in the worldwide program titled “American Special Supplemental Food Programs for Women, Infants and Children”.

Index

RiceX’s first international strategic alliance was established in December 2000 with PRODESA and the Christian Children’s Fund in Guatemala. Under this alliance, we supplied nutritionally dense ingredients throughout Guatemala over a twelve-month period starting in January 2001. As a result, our stabilized rice bran product, RiceX Solubles, has been used as a base for a nutritionally enhanced drink for school breakfast and lunch programs to over 67,000 children in rural communities throughout Guatemala. The twelve-month program in Guatemala was highly successful in reducing malnutrition in school age children and enhancing their nutritional growth potential. This proof-of-concept program in Guatemala generated nearly $2,300,000 in revenues for RiceX in the year ended December 31, 2001. In 2002 and following the similar program of Guatemala, El Salvador’s Ministry of Education in San Salvador purchased RiceX’s stabilized rice bran product, RiceX Solubles, for applications in its school nutrition programs for El Salvadorian children. RiceX had similar programs in the region in 2003 and 2004.

We are in the process of broadening our presence in the international markets. Building on our 2001 successful proof-of-concept program in Guatemala, we continue to develop and expand international market development activities in Central and South America. We have initiated discussions with governmental agencies within various Central and South America countries to explore securing contracts for the introduction of our highly nutritious and proprietary food supplements for use in local and national school feeding initiatives and family nutritional support programs. We are pursuing a strategy to introduce our technology to both the public and private sectors simultaneously using the strength of our local partners in foreign markets.

We are building alliances with strong partners demonstrating our commitment to building the type of mutually-beneficial strategic relationships that could launch our products through distribution channels in commercial and retail outlets in Latin America countries as well as supply a better, more cost effective solution for government feeding programs.

We continue to work with major rescue and relief agencies, congressional supporters and government offices of the USDA and the United States Agency for International Development to bring a multi-year program to provide nutritional drinks to one million children each school day from a RiceX facility located within the Central American region. We have secured a financing commitment from Overseas Private Investment Corporation to assist in funding the facility. However, there can be no assurance that this financial commitment will lead to building a facility in the Central American region.

We also intend to partner with local governments and companies in developing nations, on a joint venture basis, to stabilize locally grown rice bran for local consumption and for future export. We plan to introduce our stabilization process systems in large rice mills located in Central and South America, China, India and Southeast Asia in the future. In many developing nations, the average person has a 300-500 calorie daily diet deficit. (See The Food and Agriculture Organization of the United Nations (FAO), Agrostat PC, on diskette (FAO, Rome, 12993); and the World Resources Institute in collaboration with the United Nations Environment Programme and the United Nations Development Programme, World Resources 1994-95 (Oxford University Press; New York, 1994), p. 108.) If we are able to expand into these areas, the installation of 100 RiceX processing systems has the capacity to provide up to 500 nutritionally dense calories to over 100 million people daily on an ongoing basis. The diet supplement provided by the locally grown and stabilized rice bran would help those people approach U.S. levels of nutrition.

We continue to hold discussions regarding the demonstration of our system and the end products for our technology with a number of companies and governments including countries in Central America, India, China, Argentina, Brazil, Malaysia and certain African countries. We currently have signed binding letters of intent with companies in the food processing business and rice milling business in Central and South America countries as well as the Far East. See Part II - Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - “International Initiatives”, for additional discussions. However, there can be no assurance that these agreements and discussions will lead to implementation of the RiceX Process with these companies or governments.

Index

SALES AND MARKETING

We have targeted four distinct product areas in which RiceX Bran and related products may be used as the primary ingredient. Our key marketing strategy is to form strategic alliances with industry leaders in each of our target markets. This strategy will allow us to leverage the research, marketing and distribution strengths of our partners in order to more economically and efficiently introduce and market products. We have formed alliances, or have entered into negotiations to form alliances, in each of our target markets, which are nutraceuticals, functional food ingredients, performance feed and companion pet food supplements.

Our overall marketing plans in each of the target markets are discussed below.

Nutraceuticals

Nutraceuticals are food-derived substances with pharmaceutical-like properties, including vitamins and dietary supplements. RiceX Bran can be used as a nutraceutical to provide certain specific nutrients or food components (including antioxidants, oryzanols, Vitamin E, Vitamin B, and bran fiber) or to address specific health applications such as cardiovascular health, diabetes control, fighting free radicals and general nutritional supplementation. Our ingredient products are sold to consumer nutrition and healthcare companies, national nutritional retailers, multi-level personal product marketers,` and an infomercial company.

Functional Food Ingredients

RiceX Bran is a low cost, all natural food product that contains a unique combination of oil, protein, carbohydrates, vitamins, minerals, fibers, and antioxidants that can be used to enhance the nutritional value of popular consumer products. Foods that are ideally suited for the addition of RiceX Bran to their products include cereals, snack foods and breads. We are marketing RiceX Stabilized Bran to consumer food companies for use in already established products and for development of new products.

The functional food market in the United States is $16 billion and we estimate that this represents more than a several $100 million annual market share opportunity for us. Premium ingredient manufacturers are in high demand and we are strategically positioned to take advantage of this growing and sustainable market opportunity. Our proprietary technology and product patents represent extremely valuable assets for achieving strategic leverage in this industry segment.

Performance Feed and Companion Pet Food Supplements

We also market RiceX Bran as a feed supplement for animals. RiceX Stabilized Bran is used as an equine feed supplement and has proven to provide greater muscle mass, improved stamina, and hair-coat luster when added to a normal diet. Show and performance horses represent the premium end of the equine market and present more than a $100 million annual market share opportunity for our future revenue growth. During 2003, RiceX launched its own equine supplement label “Max E Glo”. In 2004, RiceX entered into a distribution agreement with MannaPro, a national feed distributor. We continued to hold numerous discussions with several major domestic equine feed manufacturers and distributors.

Rice Bran Oils

Nutrient-rich oil made from RiceX Stabilized Rice Bran has a high flash point, which provides a long fry life and is not readily absorbed into food. The oil also maintains many of the nutritional benefits of whole rice bran products, making it ideally suited for healthy salad and cooking oils. We hold a patent on the process for obtaining micronutrient enriched rice bran oil. There can be no assurance that any of our Stabilized Rice Bran Oil marketing efforts will be successful.

MARKETING METHODS

Index

As of March 3, 2006, we have a Senior Vice-President of Sales and Marketing and one domestic sales representative. In addition, we have one equine market consultant and an agreement with a European Brokerage firm for the United Kingdom and Benelux markets, for developing and marketing RiceX Bran products. In addition, we have retained a firm to provide and assist in potential qualified customer introductions. We also have a non-exclusive agreement with a firm granting rights to advertise, promote, market, sell and distribute some of our products world-wide. We continue to work to develop additional significant alliances in efforts to increase our sales volume.

Pursuant to the Stabilized Rice Bran Processing Sales and Marketing Agreement between NutraCea and Farmers’ Rice Cooperative, or Farmers, a cooperative association organized under the California Food and Agriculture Code, and us, dated September 1, 2005, Farmers has an exclusive license to use our rice bran processing equipment for production of stabilized rice bran for sale to a limited number of Farmers customers.

Our Nutrition Supplements are currently marketed domestically through various distribution channels. In addition, we distribute products under the names FlexProtex™, Rice'n Shine™, Flex Protex Cream™, SuperSolubles®, ZymeBoost® and CeaBars™ through ITV Global, Inc. ("ITV"), a direct response marketing company. We and ITV entered into a Private Label Supply Agreement (the "Supply Agreement") and Strategic Alliance on August 24, 2005. Pursuant to this agreement, ITV will market and sell our products through infomercials. These infomercials will feature our former Chief Executive Officer, Patricia McPeak, for which she will receive a royalty of $1.00 per unit sold through these infomercials. In 2005, we generated $3,012,000 in sales from these infomercials. The Supply Agreement has an initial term of two years and allows for a subsequent one-year term renewal. We have agreed in the Supply Agreement to fulfill ITV's requirements for the products specified in the agreement while ITV will use its best efforts to market, distribute and sell such products. The contracts have specific unit and dollar minimums in order for them to maintain limited exclusivity.

Our nutraceutical equine products are distributed under the name "Absorbine Flex+®" by W.F. Young, Inc. pursuant to agreements. We and W.F. Young entered into a distribution agreement on May 1, 2001 which provides for NutraGlo to manufacture, package and ship all W.F. Young's sales requirements while W.F. Young is granted a license to use and market our equine products. NutraGlo has agreed to sell its equine healthcare products exclusively through W.F. Young at preferred product prices. W.F. Young has agreed to use its best efforts to promote NutraGlo's current and future equine products and make minimum product purchases. In May of 2003, the purchase requirements for the three-year contract had been met. The distribution agreement was for an initial term of three years ending on August 31, 2004. On September 18, 2003, NutraCea, W.F. Young and Wolcott Farms, Inc. entered into a Technology Agreement which, among other things, extended the initial term of the Distribution Agreement through September 12, 2006, allowed for subsequent one-year term renewals and amended the minimum purchase requirement. On April 12, 2005, NutraCea and W.F. Young entered into a Manufacturing Agreement which granted to us the exclusive worldwide rights to manufacture certain equine products for W.F. Young. On the same date, NutraCea and W.F. Young entered into an Assignment of Interests in which W.F. Young transferred to us certain rights held by W.F. Young under the Technology Agreement in exchange for 1,222,222 shares of our common stock. In addition, certain rights to the Technology Agreement, held by NaturalGlo Specialty Products, LLC, a subsidiary of W.F. Young, were also transferred to NutraGlo in exchange for 166,667 shares of our common stock and W.F. Young's agreement to decline to exercise its options to acquire additional rights to certain NutraCea technologies under the Technology Agreement. Additionally, on April 12, 2005, NutraCea and W.F. Young entered into a Distribution Agreement under which we granted W.F. Young (i) the right of first offer and right of first refusal to market our stabilized rice bran food supplements (other than Equine Flex+) for the equine market and (ii) the right of first offer and right of first refusal to market the Flex+ product and Flex+ technology for the non-equine, non-human market.

We have developed a number of other nutraceutical animal products, which we are seeking to distribute, subject to certain limited rights of first refusal granted to W.F. Young, through various distribution channels such as the Internet and strategic joint ventures in the large animal, pet and veterinarian industries.

CUSTOMERS

Our major customers were ITV Global, Inc., W.F. Young, Natural Glo, Land O’ Lakes Purina Feed and PGP International. We depended on these customers for approximately 85% of all sales revenue during 2005. Loss of any of these customers could have a material adverse effect on our revenues and results of operations.

Index

SUPPLY AND MANUFACTURING

We purchase unstabilized rice bran from one major supplier, Farmers. Pursuant to our agreement with Farmers, our stabilization machinery is physically attached to Farmers rice processing plants and the rice bran by-product is directly transferred to our machinery for stabilization without the need for shipping. The relationship with Farmers is symbiotic, as the rice manufacturer searches for raw rice bran marketing channels while we have ready access to unstabilized bran. Farmers is currently our only supplier of unstabilized rice bran. We have recently entered into a new supply agreement with Louisiana Rice Mill which will more than triple our existing capacity. We are continuing to seek additional relationships with rice processors, both in the United States and abroad as part of our overall business strategy. We believe suitable alternative supply arrangements are readily available if needed. Our production capacity, prior to the new Louisiana facility coming on line, stands at 1,500 tons per month.

As required, we ship RiceX Bran from our facility in California to our plant in Dillon, Montana for further processing into RiceX Solubles, Dextrinized Rice Bran and RiceX Fiber Complex. We have currently ordered additional equipment and are in the process of expanding the Dillon Montana facility. Additional equipment should increase our RiceX Solubles and RiceX Fiber Complex by more than 50%. We intend to acquire or construct an additional processing facility when and if the demand for RiceX Solubles, Dextrinized Rice Bran and RiceX Fiber Complex justifies expansion. Additionally, we have entered into an agreement with an individual to assist us in forming a joint operating agreement with a rice mill in either Ecuador or Columbia

Every food product that we manufacture is produced under published FDA and USDA regulations for “Good Manufacturing Practices.” Our Chief Operating Officer oversees quality control and quality assurance testing. Product samples for each product code are analyzed for microbiological adherence to a predetermined set of product specifications and each lot is released only when it demonstrates its compliance with specifications.

RESULTS OF TRIALS AND SCIENTIFIC RESEARCH

The beneficial attributes of stabilized rice bran, including the RiSolubles® and RiceMucil® Nutritional Supplements, have been studied and reported by several laboratories, including Medallion Laboratories, Craft’s Technologies, Inc., Southern Testing & Research Laboratories, and Ralston Analytical Laboratories. NutraCea has no affiliation with any of the laboratories that performed these studies but did pay for certain portions of these studies. These analyses have verified the presence of antioxidants, polyphenols, and phytosterols, as well as beneficial macro and trace minerals, in NutraCea’s stabilized rice bran products. Antioxidants are compounds which scavenge or neutralize damaging compounds called free radicals. Polyphenols are organic compounds which potentially act as direct antioxidants. Phytosterols are plant-derived sterol molecules that help improve immune response to fight certain diseases.

A 57-subject clinical trial conducted by Advanced Medical Research with funding by RiceX suggested that consumption of the stabilized rice bran used in NutraCea’s RiSolubles® and RiceMucil® Nutritional Supplements may lower blood glucose levels of type 1 and type 2 diabetes mellitus patients and may be beneficial in reducing high blood cholesterol and high blood lipid levels. If warranted, NutraCea® may develop products which address the use of stabilized rice bran products as medical foods for, and to potentially make health benefit claims relating to, the effects of dietary rice bran on diabetes and cardiovascular disease.

Through several consulting physicians, NutraCea has relationships with several medical institutions and practicing physicians who may continue to conduct clinical trials and beta work for its products. Some of these previous clinical trials are reviewed in an article published in the March 2002 issue of the Journal of Nutritional Biochemistry. The trials produced positive results by showing that the levels of blood lipids and glycosylated hemoglobin were reduced. Subsequently, six domestic and international patents were issued.

The W. F. Young Company, distributors of Absorbine® Equine Pain Relief Products, sponsored a 50-horse equine clinical trial, which demonstrated NutraCea’s Absorbine Flex+® Equine Products to be effective products for treating joint degeneration as well as inflammation in horses.

Index

Our program managed by Christian Childrens Fund, or CCF, of Guatemala in 2001 was highly successful in reducing malnutrition in school age children and enhancing their nutritional growth potential. Our stabilized rice bran product, RiceX Solubles, was used as a base for a nutritionally enhanced drink for school breakfast and lunch programs to over 67,000 children in rural communities throughout Guatemala. CCF randomly selected 150 children from the group and evaluated their nutritional condition. Thirty-seven percent (37%) of the children were classified as having acute or chronic malnutrition at the start of the test. At the end of six months, no acute malnutrition existed and only 5% chronic malnutrition remained.

PATENTS AND TRADEMARKS

Through our subsidiary NTI, we filed a non-provisional patent application with 47 claims entitled "Methods of Treating Joint Inflammation, Pain and Loss of Mobility" on November 6, 2001. In a December 3, 2002 office action, the U.S. Patent and Trademark Office allowed 26 and disallowed 21 of the patent's 47 claims. Subsequently, in February 2004, the 26 claims which were allowed in December of 2002 were disallowed. In March 2004, we appealed the disallowance of the 26 claims which were previously allowed. Additionally, in October 2003, nine additional preventive claims were added to the patent. In February 2005, we received a written notification that the U.S. Patent and Trademark Office had allowed 11 claims and the prosecution of the application was closed. On June 8, 2005, NutraCea was granted U.S. Patent Number 6,902,739. We have entered into an agreement with a consulting firm to provide patent and license analysis.

Through our subsidiary RiceX, we have been assigned five U.S. patents relating to the production or use of Nutraceutical or HVF products. The patents include Patent Number 5,512,287 "PRODUCTION OF BETA-GLUCAN AND BETA-GLUCAN PRODUCT," which issued on April 30, 1996; Patent Number 5,985,344 "PROCESS FOR OBTAINING MICRONUTRIENT ENRICHED RICE BRAN OIL," which issued on Nov. 16, 1999; Patent Number 6,126,943 "METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA, AND ATHEROSCLEROSIS," which issued on Oct. 3, 2000; Patent Number 6,303,586 B1 "SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA," which issued on Oct. 15, 2001 and Patent Number 6,350,473 B1 "METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA AND ATHEROSCLEROSIS," which issued on Feb. 26, 2002. NutraCea currently has several additional patents filed and pending formal review, and we intend to apply for additional patents in the future as new products, treatments and uses are developed.

The RiceX Process is an adaptation and refinement of standard food processing technology applied to the stabilization of rice bran. We have chosen to treat the RiceX Process as a trade secret and not to pursue process or process equipment patents on the original processes. However, process improvements will be reviewed for future patent protection. We believe that the unique products, and their biological effects, resulting from RiceX's Stabilized Rice Bran are patentable.

We endeavor to protect our intellectual property rights through patents, trademarks, trade secrets and other measures. However, there can be no assurance that we will be able to protect our technology adequately or that competitors will not develop similar technology. There can be no assurance that any patent application we may file will be issued or that foreign intellectual property laws will protect our intellectual property rights. Other companies and inventors may receive patents that contain claims applicable to our systems and processes. The use of our systems covered by such patents could require licenses that may not be available on acceptable terms, if at all. In addition, there can be no assurance that patent applications will result in issued patents.

Although there currently are no pending claims or lawsuits against us regarding possible infringement claims, there can be no assurance that infringement claims by third parties, or claims for indemnification resulting from infringement claims, will not be asserted in the future or that such assertions, if proven to be true, will not have a material adverse affect on our financial condition and results of operations. In the future, litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to defend against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of our resources, which could have a material adverse effect on our financial condition and results of operations. Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our systems or products, any of which could have a material adverse effect on our financial condition and results of operations. In addition, there can be no assurance that a license under a third party's intellectual property rights will be available on reasonable terms, if at all.

Index

GOVERNMENT REGULATIONS

The Federal Food, Drug, and Cosmetic Act, or FFDCA, and the U.S. Food and drug Administration, or FDA, regulations govern the marketing of our products.

The FFDCA provides the statutory framework governing the manufacturing, distribution, composition and labeling of dietary supplements for human consumption. These requirements apply to our products trademarks TheraFoods® and ProCeutical®.

Marketers of dietary supplements may make three different types of claims in labeling: nutrient content claims; nutritional support claims; and health claims.

- Nutrient content claims are those claims that state the nutritional content of a dietary supplement and include claims such as “high in calcium” and “a good source of vitamin C.” The FFDCA prescribes the form and content of nutritional labeling of dietary supplements and requires the marketer to list all of the ingredients contained in each product. A manufacturer is not required to file any information with the FDA regarding nutrient content claims, but must have adequate data to support any such claims.

- Nutritional support claims may be either statements about classical nutritional deficiency diseases, such as “vitamin C prevents scurvy” or statements regarding the effect of a nutrient on the structure or function of the body, such as “calcium builds strong bones.” The FFDCA requires that any claim regarding the effect of a nutrient on a structure or function of the body must be substantiated by the manufacturer as true and not misleading. In addition, the label for such products must bear the prescribed disclaimer: “This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.”

- Health claims state a relationship between a nutrient and a disease or a health-related condition. FDA’s regulations permit certain health claims regarding the consumption of fiber and the reduction of risk for certain diseases, such claims may relate to rice bran ingredients.

The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements, including the power to seize adulterated or misbranded products or unapproved new drugs, to request product recall, to enjoin further manufacture or sale of a product, to issue warning letters, and to institute criminal proceedings. In the future, we may be subject to additional laws or regulations administered by the FDA or other regulatory authorities, the repeal of laws or regulations that we might consider favorable or more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws or regulations, nor can it predict the effect of such laws or regulations on its operations. We may be required to reformulate certain of its products, recall or withdraw those products that cannot be reformulated, keep additional records, or undertake expanded scientific substantiation. Any or all of such requirements could have a material adverse effect on our business and financial condition.

The Federal Trade Commission, or FTC, regulates the advertising of dietary supplement and other health-related products. The FTC's primary concern is that any advertising must be truthful and not misleading, and that a company must have adequate substantiation for all product claims. The FTC actively enforces requirements that companies possess adequate substantiation for product claims. FTC enforcement actions may result in consent decrees, cease and desist orders, judicial injunctions, and the payment of fines with respect to advertising claims that are found to be unsubstantiated.

In addition to the foregoing, our operations will be subject to federal, state, and local government laws and regulations, including those relating to zoning, workplace safety, and accommodations for the disabled, and its relationship with its employees are subject to regulations, including minimum wage requirements, anti-discrimination laws, overtime and working conditions, and citizenship requirements.

We believe that we are in substantial compliance with all material governmental laws and regulations.

Index

COMPETITION

Although we believe that we are the only company to use non-chemical methods to stabilize all natural rice bran so that the bran has a shelf life of over one year, we compete with other companies attempting to stabilize rice bran, as well as companies producing other food ingredients and nutritional supplements. We believe that our only significant competitor is Producer’s Rice Mill. This competitor may have greater capital resources than us; however, we believe that the product it is offering is inferior in many ways including the inclusion of certain additives in the process that markets the finished product more unpalatable for the animal recipients. However, there can be no assurance that we will be able to compete successfully in the rice bran industry. We believe that our major nutritional supplement competitors include producers of wheat bran and oat bran, particularly in the functional food ingredients market segment.

We compete with other companies that offer products incorporating stabilized rice bran as well as companies that offer other food ingredients and nutritional supplements. Suppliers of nutritional supplements and other products that use stabilized rice bran provided by other suppliers are subject to the higher costs of shorter shelf life and the seasonal availability of stabilized rice bran ingredients. We also face competition from companies providing products that use oat bran and wheat bran in the nutritional supplements as well as health and beauty aids. Many consumers may consider such products to be a replacement for the products manufactured and distributed by us even though they have a higher incidence of allergic reactions and adverse health indications. Many of our competitors have greater marketing, research, and capital resources than we do, and may be able to offer their products at lower costs because of their greater purchasing power or the lower cost of oat and wheat bran ingredients. There are no assurances that our products will be able to compete successfully.

REASEARCH AND DEVELOPMENT EXPENDITURES

During fiscal years 2005 and 2004, we spent $191,000 and $127,000, respectively, on product research and development.

EMPLOYEES

As of March 3, 2006, we had a total of 25 full time employees and two part time employees. Our employee count may change periodically. From year to year we experience normal variable labor fluctuation at our production facility in Dillon Montana. In addition, we have three independently contracted staff members. We consider that our relations with our employees are good.

FACTORS AFFECTING NUTRACEA’S BUSINESS

Developing and Marketing New Products

Our business is subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in product development, possible cost overruns due to price and cost increases in raw product and manufacturing processes, uncertain market acceptance, and inability to respond effectively to competitive developments and attract, retain and motivate qualified employees. Therefore, there can be no assurance that our business or products will be successful, that we will be able to achieve or maintain profitable operations, or that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.

We Have Not Yet Achieved Positive Cash Flow

We have not generated a positive cash flow from operations in any period since commencing operations. We raised approximately $8,000,000 in the form of equity in the October 2004, and paid off all short and long term debt obligations, strengthening our balance sheet and positioning us for the growth in sales we are anticipating. While we believe that we have adequate cash reserves and working capital to fund current operations, our ability to meet long term business objectives may be dependent upon our ability to raise additional financing through public or private equity financings, establish increasing cash flow from operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund long-term operations. There is no assurance that external funds will be available on terms acceptable to us in sufficient amount to finance operations until we do reach sufficient positive cash flow to fund our capital expenditures. In addition, any issuance of securities to obtain such funds would dilute percentage ownership of our shareholders. Such dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. Incurring additional debt may involve restrictive covenants and increased interest costs and demand on future cash flow. Our inability to obtain sufficient financing may require us to delay, scale back or eliminate some or all of our product development and marketing programs.

Index

RiceX Integration

Although we feel the integration of the RiceX operations is proceeding as planned, without any significant issues affecting the successful implementation to date, it is important to note that if we fail to continue to meet the challenges involved in further successfully integrating the operations of NutraCea and RiceX or to realize any of the anticipated benefits or synergies of the RiceX transaction could seriously harm our operating results. Realizing the benefits of the RiceX transaction will depend in part on our ability to overcome significant challenges, such as timely, efficient and successful execution of post-merger strategies, including:

•	combining the operations of two companies;

•	retaining and assimilating the key personnel of each company;

•	integrating the technology and products of the two companies;

•	retaining existing customers and strategic partners of both companies and attracting new customers and strategic partners; and

•	successfully exploiting potential synergies of the two companies.

The risks related to the execution of these post-merger strategies include:

•	potential disruption of our ongoing business and distraction of our management resulting from the efforts to combine and integrate NutraCea's and RiceX's operations;

•	difficulties associated with successfully coordinating our management;

•	difficulties inherent in creating successful strategies for coordinating sales and marketing plans for the products and services of the two companies;

•	the risk that synergies anticipated for our products will not be achieved or may not be realized within the timeframe currently anticipated;

•	the possibility that efforts to achieve operating expense reductions may be unsuccessful or give rise to unexpected liabilities;

•	the potential need to demonstrate to customers that the merger will not result in adverse changes in customer service standards or business;

•	impairment of relationships with employees, suppliers and customers as a result of the integration of new management personnel; and

•	failure to retain key employees, including members of the management team.

Market Risk of a New Business

We have formulated our business plan and strategies based on certain assumptions regarding the size of the rice bran market, our anticipated share of this market and the estimated price and acceptance of our products. These assumptions are based on the best estimates of our management; however there can be no assurance that our assessments regarding market size, potential market share attainable by us, the price at which we will be able to sell our products, market acceptance of our products or a variety of other factors will prove to be correct. Any future success may depend upon factors including changes in the dietary supplement industry, governmental regulation, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of production, supplies, personnel, equipment, and reduced margins caused by competitive pressures.

Index

Reliance on Adequate Supply of Raw Rice Bran

All of our current products depend on our proprietary technology using stabilized rice bran, which is a by-product from milling paddy rice to white rice. Our ability to manufacture rice bran raw materials is currently limited to the production capability of our facility at Farmers and our single plant in Dillon, Montana. Between the Dillon, Montana plant and the facility at Farmers, we currently are capable of producing all of our required rice bran raw materials. The current production capacity will meet our immediate supply needs, but that capacity may not be sufficient to meet all of our needs for the year ahead. We have initiated an expansion of the Dillon, Montana facility which should be completed in the first half of 2006 and entered into a new supply agreement in Louisiana, involving the construction of a new facility which should be operating by the end of the third quarter of 2006. These facilities should meet our needs for 2006 and early 2007, but are not anticipated to be sufficient to meet our longer term supply needs. Therefore, we anticipate building new facilities to meet the forecasted demand for our products and envision we will be able to execute on this initiative. In the event we are unable to create additional production capacity to produce more stabilized rice bran products to fulfill our current and future requirements this could materially and adversely affect our business, results from operations, and financial condition.

We are pursuing other supply sources in the United States and in foreign countries and anticipate being able to secure alternatives and back-up sources of rice bran, although we have not entered into any definitive agreements other than what we have publicly announced to date. However, there can be no assurance that we will continue to secure adequate sources of raw rice bran to meet our requirements to produce stabilized rice bran products. Since rice bran has a limited shelf life, the supply of rice bran is affected by the amount of rice planted and harvested each year. If economic or weather conditions adversely affect the amount of rice planted or harvested, the cost of rice bran products that we use may increase. We are not generally able to pass cost increases to our customers and any increase in the cost of stabilized rice bran products would have an adverse effect on our results of operations.

Competition

Competition in our targeted industries, including nutraceuticals, functional food ingredients, rice bran oils, animal feed supplements and companion pet food ingredients is vigorous, with a large number of businesses engaged in the various industries. Many of our competitors have established reputations for successfully developing and marketing their products, including products that incorporate bran from other cereal grains and other alternative ingredients that are widely recognized as providing similar benefits as rice bran. In addition, many of our competitors have greater financial, managerial, and technical resources than us. If we are not successful in competing in these markets, we may not be able to attain our business objectives.

Government Regulations

The dietary supplement and cosmetic industries are subject to considerable government regulation, both as to efficacy as well as labeling and advertising. There is no assurance that all of our products and marketing strategies will satisfy all of the applicable regulations of the Dietary Supplement, Health and Education Act, the Food, Drug and Cosmetic Act, the U.S. Food and Drug Administration and/or the U.S. Federal Trade Commission. Failure to meet any applicable regulations would require us to limit the production or marketing of any non-compliant products or advertising, which could subject us to financial or other penalties.

Patents, Licenses and Other Intellectual Property Claims

There currently are no claims or lawsuits pending or threatened against us or RiceX regarding possible infringement claims relating to any of our patents, but there can be no assurance that infringement claims by third parties, or claims for indemnification resulting from infringement claims, will not be asserted in the future or that such assertions, if proven to be accurate, will not have a material adverse affect on our business, financial condition and results of operations. In the future, litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to defend against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any litigation could result in substantial cost and diversion of our efforts, which could have a material adverse affect on our financial condition and results of operations. Adverse determinations in any litigation could result in the loss of our proprietary rights, subjecting us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our methods, any of which could have a material adverse affect on our financial condition and results of operations. There can be no assurance that a license under a third party's intellectual property rights will be available to us on reasonable terms, if at all.

Index

Dependence on Key Employees

Our success depends upon the efforts of our top management team, including the efforts of Bradley D. Edson, our President and Chief Executive Officer, Todd C. Crow, our Chief Financial Officer, Ike E. Lynch, our Chief Operating Officer, Patricia McPeak, our founder and former Chief Executive Officer and Margie D. Adelman, our Secretary and Senior Vice President. Although we have written employment agreements with each of the foregoing individuals there is no assurance that such individuals will not die or become disabled. In addition, our success is dependent upon our ability to attract and retain key management persons for positions relating to the marketing and distribution of our products. There is no assurance that we will be able to recruit and employ such executives at times and on terms acceptable to us.

Clinical Trials

Certain of our products may require clinical trials to establish our benefit claims or their safety and efficacy. Such trials can require a significant amount of resources and there is no assurance that such trials will be favorable to the claims we make for our products, or that the cumulative authority established by such trials will be sufficient to support our claims. Moreover, both the findings and methodology of such trials are subject to challenge by the FDA and scientific bodies. If the findings of our trials are challenged or found to be insufficient to support our claims, additional trials may be required before such products can be marketed.

Item 2.	DESCRIPTION OF PROPERTY.

We currently lease 15,680 square feet of office, laboratory and warehouse space located at 1241 and 1261 Hawk’s Flight Court, El Dorado Hills, California, a 2,000 square foot office facility at 1901 Conant Avenue, Burly, Idaho, a 1264 square foot office facility at 6991 East Camelback Road, Scottsdale, Arizona and a 17,000 square foot warehouse facility at 1755 Enterprise Boulevard, West Sacramento, California. Our subsidiary, RiceX Nutrients, Inc., owns a 15,700 square foot production facility in Dillon, Montana. The lease for the El Dorado Hills facility expires in September 2006. The lease for our offices in Burley, Idaho expires in May 2009 and the lease for our West Sacramento, California warehouse facility is on a month to month basis. We have aggregate annual lease payments for all the facilities approximating $111,406

We believe that our facilities are adequate for our anticipated needs through 2006 and that the properties are adequately covered by insurance.

Item 3.	LEGAL PROCEEDINGS.

From time to time we are involved in litigation incidental to the conduct of our business. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, no such lawsuits either individually or in the aggregate, are expected to have a material effect on our financial position or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to our security holders for a vote during the quarter ended December 31, 2005.

PART II

Index

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

On September 17, 1998, our common stock was approved for quotation on the National Association of Securities Dealers’ Over-the-Counter, or OTC, bulletin board where it traded under the name Alliance Consumer International, Inc., and was quoted under the symbol “ACIL” until June 3, 1999. On June 3, 1999, our common stock was moved to the “Pink Sheets” published by the Pink Sheets LLC (previously National Quotation Bureau, LLC). In May 2001, our common stock was again approved for quotation on the OTC bulletin board and its symbol was changed to “ACIN.” Effective December 17, 2001, we changed our name to NutraStar Incorporated and the common stock began trading on the OTC bulletin board under the symbol “NTRA.” On October 1, 2003, we changed our name to NutraCea and our common stock began trading on the OTC bulletin board under the symbol “NTRC.” On November 12, 2003, we declared a 1:10 reverse stock split. Our post-split shares trade on the OTC Bulletin Board under the Symbol “NTRZ”.

A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which we do not have control. The following table sets forth the high and low sales prices reported by the OTC Bulletin Board for our common stock. The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

NUTRACEA COMMON STOCK	Low	High

Year Ending December 31, 2005
Fourth Quarter	$0.65	$1.17
Third Quarter	$0.39	$1.81
Second Quarter	$0.39	$0.65
First Quarter	$0.30	$0.67

Year Ended December 31, 2004
First Quarter	$0.85	$2.14
Second Quarter	$0.83	$1.33
Third Quarter	$0.29	$1.16
Fourth Quarter	$0.32	$0.56

As of March 3, 2006, there were approximately 418 holders of record of our common stock.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition our ability to pay cash dividends on our common stock is limited by the provisions of our Certificate of Determination, Rights and Privileges of Series B Convertible Preferred Stock, which provide that we may not pay dividends on our common stock unless we first pay a dividend on our Series B preferred stock equal to 5% of the sales price for the Series B preferred stock. Based upon the number of shares of Series B preferred stock outstanding as of March 3, 2006, the aggregate dividend preference that our Series B preferred stock would be entitled to receive prior to our paying dividends on our common stock equals $362,500.

STOCK COMPENSATION PLANS

On October 30, 2003, the Board of Directors approved and adopted the 2003 Stock Compensation Plan and authorized the President of NutraCea to execute a registration statement under the Securities Act of 1933 for 10,000,000 shares of common stock. Under the plan, the Board of Directors or a committee thereof may grant warrants, options, restricted common shares, unrestricted common shares and other awards to directors, employees and consultants of NutraCea for services rendered. As of December 31, 2005, 9,966,208 shares of common stock have been issued under the 2003 Stock Compensation Plan.

Index

Other equity compensation plans not approved by shareholders include options and warrants issued in connection with employment agreements (18,537,465 options) and options and warrants issued to consultants in exchange for services rendered (19,745,894) totaling 38,283,359 at December 31, 2005.

RESENT SALES OF UNREGISTERED SECURITIES

The following issuances of stock, warrants, and other equity securities were made without any public solicitation to a limited number of investors or related individuals or entities in separately negotiated transactions. Each investor represented to us that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities. The individuals or entities had access to information about our business and financial condition and was deemed capable of protecting their own interests. The stock, warrants and other securities were issued pursuant to the private placement exemption provided by Section 4(2) or Section 4(6) of the Securities Act of 1933. These are deemed to be “restricted securities” as defined in Rule 144 under the 1933 Act and the warrant certificates and the stock certificates bear a legend limiting the resale thereof.

During 2004 we issued an aggregate of 168,626 shares of our common stock to three venders in payment of $57,944 in accounts payable for goods and services.

During 2004 we issued an aggregate of 280,000 shares of our common stock to two consultants in settlement of $477,816 of contractual payments.

In January 2004, the Company sold an aggregate of 1,897,143 shares of its common stock to eight individuals for total proceeds to the Company of $656,221.

In February 2004, the Company sold an aggregate of 616,452 shares of its common stock to four individuals for total proceeds to the Company of $272,614.

In March 2004, the Company sold an aggregate of 1,539,262 shares of its common stock to five individuals for total proceeds to the Company of $810,143.

On March 24, 2004, we issued 5,500,000 shares of common stock to our then Chief Executive Officer, Ms. Patricia McPeak, in exchange for services rendered.

In April 2004, the Company sold an aggregate of 1,347,299 shares of its common stock to four individuals for total proceeds to the Company of $514,973.

In May 2004, the Company sold an aggregate of 125,000 shares of its common stock to two individuals for total proceeds to the Company of $12,475.

In September 2004, the Company sold an aggregate of 25,000 shares of its common stock to one individual for total proceeds to the Company of $4,500.

On September 8, 2004, the Company and Langley Park Investments PLC (“Langley”) signed a Stock Purchase Agreement under which the Company agreed to sell 7,000,000 shares of its common stock to Langley. The transaction will close at the time that Langley’s shares are trading on the London Stock Exchange for anticipated consideration to NutraCea (i) immediately following the closing of approximately $1,190,000 in Langley stock, and (ii) additional consideration of that number of Langley shares which, as of the closing, will have a value of approximately $1,190,000.

In December 2004, the Company sold an aggregate of 25,000 shares of its common stock to one individual for total proceeds to the Company of $5,000. There were no underwriting discounts or commissions associated with this sale.

In December 2004, the Company issued warrants to purchase an aggregate of 2,400,000 shares of the Company’s common stock in connection with a Promissory Note and Warrant Purchase Agreement entered into with three investors for an aggregate purchase amount of $2,400,000. A commission of $242,846 as paid to Sandgrain Securities upon consummation of the financing and a finder’s fee of $25,000 was paid.

Index

During 2004, we issued 3,048,315 shares of our common stock to 15 consultants in lieu of contractual payments in the amount of $2,192,013 pursuant to consulting contracts.

During 2004, we issued warrants to purchase 9,598,493 shares of our common stock valued at $7,761,516 to 14 consultants pursuant to consulting agreements. The warrants are exercisable at prices between $.01 and $5.00 per share and expire at varying times between six months and five years from the date of issuance.

During the quarter ended June 30, 2005, NutraCea issued 29,786 shares of its common stock valued at $15,000 to a web design consultant in respect of unpaid fees.

During the year ended December 31, 2005 NutraCea:

(1)	issued 70,000 shares of common stock to two officers and directors, valued at $30,100;

(2)	issued a total of 30,000 shares of common stock to two consultants under the Patent Incentive Plan, valued at $12,600;

(3)	issued 97,000 shares of common stock, valued at $97,655, to Faraday, which was the last required payment to Faraday under the Settlement Agreement dated December 10, 2003; and

(4)	issued 33,000 shares of common stock to three consultants, valued at $21,800.

In 2005, NutraCea issued 1,222,222 and 166,667 shares of its common stock to repurchase technology and marketing rights valued at $550,000 and $75,000, to a customer and the limited liability company they formed.

In 2005, NutraCea issued 359,183 shares of common stock to a consulting company for patent and license analysis. 224,489 shares, valued at $110,000, vested upon signing of the agreement while the balance vested upon certain milestones achieved and were valued at $61,959.

In 2005, NutraCea issued options to purchase 360,000 shares of its common stock to a technology firm for assistance in developing an internet marketing system for NutraCea. The options have an exercise price of $0.60 per share, exercisable over 21 months, and expire in five years. The contract was terminated on August 31, 2005 with 105,000 option shares vested, valued at $47,851.

On August 24, 2005, NutraCea entered into a Private Label Supply Agreement and Strategic Alliance (“Supply Agreement”). In connection with the Supply Agreement and in return for an agreement to purchase a minimum of $500,000 per quarter in NutraCea products, NutraCea issued to ITV Global, Inc. an option to acquire up to 250,000 shares of the Company’s common stock, contingent upon quarterly payment performances.

In 2005, we issued 700,000 options and warrants to purchase common stock to seven consultants, valued at $301,598.

The following issuances of stock were made without any public solicitation to holders of options, warrants. Each holder of an option or warrant represented to us that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities. The individuals or entities had access to information about our business and financial condition and was deemed capable of protecting their own interests. As such, the stock was issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933. These are deemed to be “restricted securities” as defined in Rule 144 under the 1933 Act and the stock certificates bear a legend limiting the resale thereof.

During 2004, we issued an aggregate of 509,323 shares of our common stock upon exercise of outstanding options and warrants.

Index

During 2005, we issued 531,000 shares of our common stock upon exercise of outstanding options and warrants for cash, and 66,666 common shares for the cashless exercise of 100,000 options.

In 2005, we issued 2,200,000 options to 3 employees, valued at $130,000, exercisable between $.30 and $.46 per share, expiring in ten years;

On October 4, 2005, NutraCea completed a private placement of its securities to certain investors for aggregate gross proceeds of approximately $7,850,000. NutraCea issued an aggregate of 7,850 shares of Series B Convertible Preferred Stock at a price of $1,000 per share, which may be converted to shares of NutraCea common stock at a conversion rate of 2,000 shares of commons stock for each Preferred Share. Additionally, NutraCea issued warrants to purchase an aggregate of 7,850,000 share of NutraCea common stock at an exercise price of $0.70 per share. The placement agent for the transaction was paid a commission consisting of $549,500 and warrants to purchases up to an aggregate of 1,099,000 shares of NutraCea common stock at an exercise price of $0.50 per share.

From January 1, 2006 to March 3, 2006, we issued 42,576 shares of our common stock upon the cashless exercise of outstanding options and warrants.

In January and February 2006, we issued 410,000 options and warrants to purchase common stock to four consultants and one director, valued at $168,394.

In February of 2006, we issued 530,000 options to purchase common stock to two employees valued at $10,000.

The following issuances of stock, warrants, and other equity securities were exchanged by us with our existing security holders exclusively in transactions in which no commission or other remuneration was paid or given directly or indirectly to any person. As such, the issuance of the following securities was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

During 2004, the Company issued 5,759 shares of common stock in payment of preferred dividends in the amount of $5,986.

During 2004, we issued an aggregate of 540,000 shares of our common stock pursuant to the conversion provisions of 630,000 shares of our Series A Preferred Stock.

In February and March of 2006, six preferred shareholders converted 600 shares of preferred stock into 1,200,000 shares of common stock.

The following issuances of stock and assumption of options and warrants were made pursuant to an exemption provided by Section 3(a)(10) of the Securities Act of 1933 after a fairness hearing before the California Department of Corporations.

On October 4, 2005, NutraCea completed its merger with The RiceX Company. In connection with the merger, NutraCea issued 28,272,064 shares of its common stock to holders of RiceX common stock. In addition, NutraCea assumed each outstanding option and warrant to purchase RiceX common stock and converted those options and warrants into options and warrants to purchase an aggregate of 11,810,507 shares of NutraCea common stock.

RECENT SALES OF REGISTERED SECURITIES

In 2004, the Company issued 719,635 shares of common stock to six consultants, valued at $353,800.

In 2005, NutraCea issued 93,948 shares of common stock to one consultant, valued at $73,000.

Index

In the first quarter of 2006, NutraCea issued 15,967 shares of common stock to the same consultant for services rendered, valued at $15,000.

PURCHASE OF EQUITY SECURITIES BY COMPANY

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 1, 2005 - December 31, 2005	-0-	$0.00	-0-	-0-

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a summary discussion of our consolidated financial condition as of December 31, 2005 and the results of operations for quarters ended December 31, 2005 and 2004. The quarter presentation is made because of the fourth quarter 2005 significant event, merger with The RiceX Company, or RiceX, and its effect on our quarter operating results.

Also following is a detailed discussion of our consolidated financial condition as of December 31, 2005 and the results of operations for fiscal years ended December 31, 2005 and 2004, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report. The consolidated financial statements see Part II - Item 7. FINANCIAL STATEMENTS represents annual results for NutraCea and three months of operations for RiceX which was acquired by NutraCea on October 4, 2005.

Merger with The RiceX Company

At special meetings of shareholders held on September 28, 2005 the shareholders of NutraCea and RiceX approved various matters relating to the proposed merger between the two companies.

On October 4, 2005, NutraCea merged with RiceX, with RiceX surviving the Merger as a wholly-owned subsidiary of NutraCea. Each share of RiceX common stock outstanding immediately prior to the effective time of the Merger was converted into the right to receive 0.76799 shares of NutraCea’s common stock.

The stockholders of RiceX received 28,272,064 shares of NutraCea common stock in exchange for 100% of the shares of RiceX common stock, and NutraCea assumed the outstanding options and warrants to purchase 11,810,507 shares of RiceX common stock. No dissenters’ rights were paid.

Quarterly Summary

The follow chart summarizes selected financial information for fourth quarter ending December 31, 2005 and 2004 for our combined Company.

Selected Financial Summary
Quarter Ended December 31, 2005 and 2004
(in thousands except share data)

	Fourth Quarter	Fourth Quarter
Consolidated Operating Results	2005	2004
Revenue	$4,504	$561
Gross margin	2,331	358
Percent of revenue	52%	64%
Selling, general and administrative expenses	1,952	2,594
EBITDA*	379	(2,236)
Depreciation and amortization	263	14
Other income (expense)	$(269)	(27)
Net income (loss)	(153)	(2,277)
Net income (loss) per share	$0.00	($0.11)
Weighted average common shares outstanding at quarter end quarter end December 31,	38,615,344	19,905,965

___________________________

*EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States. For a quantitative reconciliation of the differences between EBITDA and net income (loss), as net income (loss) is calculated in accordance with generally accepted accounting principles, see the “EBITDA Reconciliation” table below.

Gross revenues for the fourth quarter 2005 were $4,504,000 compared to gross revenues of $561,000 for the fourth quarter of 2004, an increase of over 700%. Our improved revenues and financial performance on a quarterly comparative basis have primarily resulted from the merger with RiceX and the successful launch of our products into the infomercial market segment during quarter ended December 31, 2005. We had a net loss of $153,000 for the fourth quarter of 2005, compared to a net loss of $2,277,000 for the same period in 2004. In addition, we report positive earnings before interest, taxes, depreciation and amortization EBITDA of $379,000 in the fourth quarter of 2005 compared to a negative EBITDA of $2,236,000 in the fourth quarter of 2004, an improvement of $2,615,000. The net loss for the fourth quarter of 2005 includes charges associated with the merger totaling in excess of $740,000.

Index

EBITDA Reconciliation

EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States. The following table presents EBITDA amounts for the three month periods ended December 31, 2004 and 2005. The table also sets forth for these periods a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with generally accepted accounting principles:

	Three Month Period ended December 31,
	2005	2004

Net loss	$(153,000)	$(2,277,000)
Add back non-EBITDA items included in net loss
Depreciation and amortization	263,000	14,000
Interest expense, net of interest income	269,000	27,000
EBITDA	$379,000	$(2,236,000)

We have included data with respect to EBITDA because we evaluate and project the performance of our Company’s business using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indication of our operating performance because this measure eliminates some recurring non-cash and non-recurring items. Management believes that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical measure. These limitations include the following:
-	EBITDA does not reflect our Company’s cash expenditures, or our future requirements for capital expenditures, or contractual commitments;
-	EBITDA does not reflect the interest expense, or cash requirements necessary to service interest or principle payments;
-
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, an EBITDA does not reflect any cash requirements for such replacements; and

-	EBITDA does not reflect the effects of earnings or charges resulting from matters the Company’s management considers not to be indicative of our ongoing operations.
The Company’s management compensates for these limitations by relying primarily on its results under generally accepted accounting principles to evaluate our operating performance and by considering independently the economic effects of the foregoing items that are not reflected in the EBITDA. EBITDA should not be considered as an alternative to net income (loss), as calculated in accordance with generally accepted accounting principles, as a measure of operating performance, nor should it be considered as an alternative to cash flows, as calculated in accordance with generally accepted accounting principles, as a measure of liquidity.

Annual Summary

Due to the acquisition of The RiceX Company on October 4, 2005, the following represents annual results for NutraCea and three months of operations for RiceX for 2005 information..

Selected Financial Summary
Years End December 31, 2005 and 2004
(in thousands except share data)

Consolidated Operating Results	2005	2004
Revenue	$5,564	$1,224
Gross margin	2,686	624
Percent of revenue	48%	51%
Research and development expenses	191	127
Selling, general and administrative expenses	2,993	1,928
Share-based compensation	1,511	20,998
Professional and investor relations fees	991	1,122
Other income (expense)	(878)	32
Net (loss) income	$(3,872)	(23,583)
(Loss) earnings per share	($0.10)	($1.18)

Weighted average number of shares outstanding	38,615,344	19,905,965

Consolidated Balance Sheets	2005	2004
Cash	$3,491	$1,928
Total assets	48,558	3,338
Accounts payable and accrued liabilities	1,255	2,171
Deferred revenue, advance payments	5	-
Shareholders’ equity	$38,894	1,167
Number of common shares outstanding at December 31,	67,102,079	36,130,544

Index

We have developed a strategic and financial business plan to meet our ongoing liquidity needs for the year ended December 31, 2005 and thereafter. These current year changes in strategic plans related to marketing efforts, production efficiencies, spending controls and our recent acquisition of RiceX are expected to facilitate increased liquidity. For a complete understanding of these activities, this Management’s Discussion and Analysis should be read in conjunction with Part I - Item 1. DESCRIPTION OF BUSINESS and Part II - Item 7. FINANCIAL STATEMENTS of this Annual Report on Form 10-KSB.

YEAR ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

Due to the recent merger of NutraCea with RiceX which occurred in the fourth quarter of 2005, the results of operations discussed below may not be comparable to future operations of the combined entity.

Consolidated revenues for the year ended December 31, 2005 were $5,564,000, an increase of $4,340,000, or 355% on a comparative basis to the year ended December 31, 2004. The 355% increase was primarily a result of new sales in the infomercial market of $3,012,000 which began in September 2005. We had sales in the nutraceutical equine market of $1,071,000, sales in other nutraceutical markets of $323,000, and technology income of $100,000 in 2005. Also contributing to our revenue increase was fourth quarter sales included in the merger with The RiceX Company of approximately $1,058,000.

Cost of goods sold increased from $600,000 in 2004 to $2,878,000 in 2005 due primarily to the significant increase in product sold in 2005. Gross margins increased $2,062,000 to $2,686,000 in 2005, from $624,000 in 2004. This 330% increase was due to new sales in the infomercial market, increased sales in the equine market and nutraceutical markets, and the addition of gross margins related to the merger of The RiceX Company in the fourth quarter of 2005.

Research and Development (R&D) expenses increased $64,000 in 2005 to $191,000 due to increased product development costs.

Sales, General and Administrative (SG&A) expenses increased $1,059,000 from $1,928,000 in 2004 to $2,993,000 in 2005. The increase was mostly due to added employee related, travel, office, commission, and other general operating expenses resulting from the merger with RiceX.

Share-based compensation decreased $19,487,000 from $20,998,000 in 2004 to $1,511,000 in 2005. These non-cash charges are related to issuances of common stock and common stock warrants and options awarded in 2005 compared to 2004. During 2004, these non-cash expenses relating to the issuance of 5.5 million restricted shares of common stock to the Company’s former Chief Executive Officer for services rendered and repayment of debt; the value of restricted shares and shares covered by the Company’s S-8 registration statement issued to officers, directors and consultants for services; and the value of options and warrants issued to various employees and consultants. The increased issuance of restricted stock, options and warrants during 2004 was deemed necessary by management to retain and compensate officers, directors, consultants and employees while conserving cash assets that would otherwise have been expended for these purposes.

Professional and investor relations fees decreased $131,000 from $1,122,000 in 2004 to $984,000 in 2005. In 2005, professional expenses primarily legal expenses, were associated with non recurring charges of $612,000 incurred by RiceX. Also in 2005, we incurred investor relations costs of $262,000 associated with an investor relations firm and professional fees associated with quarterly and annual SEC filing requirements. In 2004, we incurred significantly higher professional fees due to non cash expenses for consultants for services.

Interest expense increased by $868,000 to $896,000 in 2005 due to interest and discount related to a note payable of $2,400,000 at 7% interest compounded quarterly. On October 4, 2005, principle of $2,400,000 and $137,000 interest was paid in full. A non-cash discount in the amount of $759,000 was amortized in 2005.

We had a net loss of $3,872,000 for the year ended December 31, 2005, or $0.10 loss per share, compared to a net loss of $23,583,000 for 2004, or $1.18 loss per share. The net loss reduction of $19,711,000 was primarily due to the reduction of non-cash stock options and warrants issued, increased total revenues, and new business development in the infomercial market. There were positive trends in our domestic animal product lines primarily sold to the equine market and our domestic functional foods and nutraceutical product lines.

Index

The provision of income taxes for the years ended December 31, 2005 and 2004 consists of the $2,226 for minimum state income taxes.

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial statement purposes. At December 31, 2005, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2005, net operating loss carryforwards were approximately $23,000,000for federal tax purposes that expire at various dates from 2011 through 2025 and $19,700,000 for state tax purposes that expire in 2010 through 2015.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code and similar state regulations. The annual limitation may result in expiration of net operating loss carryforwards before utilization.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant operating losses since our inception, and, as of December 31, 2005 we had an accumulated deficit of $48,800,000. We used approximately $3,378,000 of cash to fund operations during the twelve months ended December 31, 2005 leaving a cash balance of $3,491,000 at December 31, 2005 and working capital of $5,566,000.

To date, we have funded our operations, in addition to sales revenues, through a combination of short-term debt and the issuance of common and preferred stock. During the twelve months ended December 31, 2005, we have issued a total of 30,972,000 shares of common stock of which 1,975,000 shares valued at $934,000 were issued as compensation to officers and consultants in lieu of cash. The bulk of the 2005 issuance was 28,272,000 shares of common stock issued to RiceX shareholders resulting from the merger on October 4, 2005.

On October 4, 2005, certain investors purchased an aggregate of 7,850 shares of Series B Convertible Preferred Stock at a price of $1,000 per share pursuant to the Purchase Agreement. This private placement of securities generated aggregate gross proceeds of approximately $7,850,000 (approximately $7,300,000 million after offering expenses). The preferred shares can be converted to shares of common stock at a conversion rate of 2,000 shares of common stock for each preferred share issued in the transaction. Additionally, pursuant to the Purchase Agreement, the investors were issued warrants to purchase an aggregate 7,850,000 shares of common stock at an exercise price of $0.70 per share. The warrants have a term of five years and are immediately exercisable. An advisor for the financing received a customary fee based on aggregate gross proceeds received from the investors and a warrant to purchase 1,099,000 shares of common stock at an exercise price per share of $0.50 per share. This sale of securities will provide additional operating capital to be utilized over at least the next 12 months.

During December 2004, we borrowed $2,400,000 in notes payable to help finance future operations. The notes were for a one year term, bear interest at 7% interest compounded quarterly and were secured by all of our assets. The holders were issued warrants to purchase a total of 2,400,000 shares of our common stock at an exercise price of $0.30 per share. The warrants are immediately exercisable and expire in seven years from the date of issuance. Debt discount expense of $786,370 was recorded in connection with issuance of these warrants and is being amortized over the life of the notes payable. These notes were paid off on October 4, 2005. Subsequent to the completion of the October 4, 2005 private placement transaction mentioned above, we retired the $2,400,000 notes payable borrowed in December 2004.

In addition to the capital raised on October 4, 2005, we believe that we may need to raise additional capital to continue to develop, promote and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowing from other sources.

For the year ended December 31, 2005, our cash balance increased by $1,562,000, compared to the same period last year. Our cash balance at December 31, 2005 was $3,491,000. Our cash position has not required cash from financing activities in order to fund operations since retiring all of our long term debt in October 2005. Management believes our cash reserve is adequate to meet future operating requirements.

Index

Domestic Initiatives

We began an initiative to expand our Dillon, Montana plant to increase production capacity to meet the growing market demand for our products made from stabilized Rice Bran derivatives. During most of the fourth quarter of 2005, since the NutraCea/RiceX merger closing on October 4, 2005, we have been consistently utilizing at or close to 100% of the manufacturing capacity of our Dillon, Montana facility. This represents an increase of daily average production during the period following the closing of the merger by more than 400% when compared to the average daily production capacity during the 9 months prior to the merger. The Dillon facility expansion is anticipated to be completed during the 2nd quarter of 2006, and should result in more than a 50% increase in production capability of our Stabilized Rice Bran derivative products. Building and key equipment contracts have been awarded with construction now underway. We have existing financial liquidity from cash on hand and current cash flow to complete the expansion. Strong market interest in our proprietary stabilized Rice Bran derivatives has prompted the need for increased manufacturing capability and is consistent with our goal of meeting growing customer demands and a new awareness of our products' value. This increase in manufacturing capacity is the most efficient and economical means of boosting capacity as quickly as possible to meet the increasing demands of the marketplace.

We have entered into a raw rice bran supply agreement with Louisiana Rice Mill LLC, or LRM. The agreement triples our capacity to produce our proprietary Stabilized Rice Bran production in the United States. In addition, we announced the construction of our stabilization facility at the LRM rice milling facility in Mermentau, Louisiana. Under the terms of the agreement, LRM will supply raw rice bran from its rice milling operations to NutraCea. The supply agreement is intended to triple our current supply of raw bran, which will be processed through our exclusive proprietary stabilization system to produce stabilized rice bran and other value added-products for both the human and animal nutrition markets. The stabilization process will be implemented at LRM with the construction of a facility, which retrofits our proprietary engineering process to the equipment at LRM. We have the ability to fund this project with existing cash resources. The new facility is expected to be completed prior to the end of the 3rd quarter of this year.

International Initiatives

On September 13, 2005, we entered into an agreement with a Dominican Republic rice mill whereby the two companies will form a joint venture. The agreement allows us the option to install equipment to annually produce at least 5,000 metric tons of stabilized rice bran in the Dominican Republic, or in the alternative produce the product in the United States and ship the raw ingredients to the Dominican Republic and package it in final form there. The joint venture will be equally owned by the two companies and will commercially sell stabilized rice bran products through retail and government in the Dominican Republic and Haiti.

On October 25, 2005, we signed an agreement with an industrial consortium in Colombia to study the creation of a joint entity to share equally in the profits generated from sales of our products in the Colombian market. The agreement includes provisions for the Colombian consortium to provide 50% of all the financing necessary to construct the plants (with us providing the remaining 50% of the financing) and to be responsible for providing all the necessary land and space required for the implementation of the plants to be constructed. The Colombian consortium would be responsible for providing all of the sales and distribution as part of its contribution to the joint entity. We continue efforts to execute a formal definitive agreement.

On October 28, 2005, we agreed with an Ecuadorian company to study arriving at a definitive agreement for a working arrangement that will allow the Ecuadorian company the right to utilize our proprietary ingredients and value-added processing in their multi-faceted food business, which includes animal feed, poultry and cereals.

In November 2005, NutraCea signed a Supply and Distribution Agreement with T. Geddes Grant, a Jamaican Corporation. The agreement requires us to deliver a customized formulated and fortified RiSolubles mix to T. Geddes Grant. The agreement requires that T. Geddes Grant purchase a minimum of $4,500,000 of the custom formulation per year for a term of two years. Under the terms of the agreement, T. Geddes Grant is also appointed as exclusive distributor for the territory of Jamaica, Barbados and Trinidad. T. Geddes Grant is obligated to obtain all necessary regulatory approvals for marketing NutraCea products in the Territory and use its best efforts to develop commercial sales in the Territory.

Index

There can be no assurance that these international initiatives will be achieved in part or whole, however management continues its efforts to formalize it relationship within these countries to further its business activities.

While we believe we can increase our production capacity to meet sales demand, significant additional capital could be required to meet such expansion requirements.  We have sufficient cash reserves to meet all anticipated short-term operating requirements.  However, the timing and amount of any long-term capital requirements cannot be predicted at this time.

CRITICAL ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2, Part II - Item 7, FINANCIAL STATEMENTS. We believe the application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information about our earnings results, financial condition and cash flows.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Our management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors that they believe to be reasonable under the circumstances. In any given reporting period, actual results could differ from the estimates and assumptions used in preparing our financial statements.

Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time the estimate is made. Our management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of our Board of Directors. We believe our critical accounting policies include those addressing revenue recognition, allowance for doubtful accounts, and inventories.

Revenue Recognition

Revenues from product sales are recognized when products are shipped and when the risk of loss has transferred to the buyer. Deposits are deferred until either the product has shipped or conditions relating to the sale have been substantially performed.

Allowance for Doubtful Accounts

We continuously monitor collections from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically not exceeded our expectations and the provisions established, there is a risk that credit losses in the future will exceed those that have occurred in the past, in which case our operating results would be adversely affected.

Valuation of long-lived assets

Long-lived assets, consisting primarily of property and equipment, patents and trademarks, and goodwill, comprise a significant portion of our total assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets. The cash flow projections are based on historical experience, management’s view of growth rates within the industry, and the anticipated future economic environment.

Factors we consider important that could trigger a review for impairment include the following:

(a)	significant underperformance relative to expected historical or projected future operating results,

(b)	significant changes in the manner of its use of the acquired assets or the strategy of its overall business, and

Index

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists of nutraceutical products. While we have an inventory of these products, any significant prolonged shortage of these ingredients or of the supplies used to enhance these ingredients could materially adversely affect the our results of operations.

Property and Equipment

Property and equipment are stated at cost. We provide for depreciation using the straight-line method over the estimated useful lives as follows:

Furniture and equipment	5-7 years
Automobile	5 years
Software	3 years
Leasehold Improvements	2.4-7 years
Property and equipment	7-10 years

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

Fair Value of Financial Instruments

For certain of our financial instruments, including cash, accounts receivable, inventory, prepaid expenses, accounts payable, accrued salaries and benefits, deferred compensation, accrued expenses, customer deposits, due to related party, notes payable - related party and note payable, the carrying amounts approximate fair value due to their short maturities.

Stock-Based Compensation

Compensation is recorded for stock-based compensation grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. Additionally, for stock-based compensation grants to consultants, we recognize as compensation expense the fair value of such grants as calculated pursuant to SFAS No. 123, recognized over the related service period. SFAS No. 148 requires companies to disclose pro forma results of the estimated effect on net income and earnings per share to reflect application of the fair value recognition provision of SFAS No. 123.

Off Balance Sheet Arrangements

None

Index

Item 7.	FINANCIAL STATEMENTS.

Index

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors
NutraCea and subsidiaries
El Dorado Hills, California

We have audited the accompanying consolidated balance sheet of NutraCea as of December 31, 2005, and the related statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of NutraCea’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NutraCea as of December 31, 2005, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 15, 2006

Index

NUTRACEA AND SUBSIDIARIES
Consolidated Balance Sheets

The financial statements and accompanying notes comprise twelve months of operations for NutraCea and three months of operations for the recently-acquired subsidiary, The RiceX Company, or RiceX.

NUTRACEA AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 2005

ASSETS

Current assets
Cash	$3,490,556
Marketable securities	$144,947
Accounts receivable	2,514,961
Inventory	594,614
Prepaid expenses	82,400
Total current assets	6,827,478

Restricted marketable securities	144,947
Property and equipment, net	5,493,036
Patents and trademarks, net	2,417,815
Goodwill	32,581,007

Total assets	$47,464,283

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$998,706
Accrued expenses	248,282
Due to related parties	2,897
Note payable, current portion	6,069
Deferred revenue	5,147
Total current liabilities	1,261,101

Long term liabilities
Note payable, net of current portion	8,906
Total liabilities	1,270,007

Commitments and contingencies
Convertible, series B preferred stock, no par value, $1000 stated value 20,000,000 shares authorized 7,850 shares issued and outstanding	7,300,500

Shareholders' equity
Common stock, no par value 200,000,000 shares authorized 67,102,079 shares issued and outstanding	89,783,817
Accumulated deficit	(48,799,935)
Accumulated other comprehensive income, unrealized loss on marketable securities	(2,090,106)
Total shareholders' equity	38,893,776

Total liabilities and shareholders' equity	$47,464,283

The accompanying notes are an intergral part of these financials

Index

NUTEACEA AND SUBSIDIARIES
Consolidated Statement of Operations

NUTRACEA AND SUBSIDIARIES
Consolidated Statement of Operations

	For the years ended
	December 31,
	2005	2004
Revenues
Net product sales	$5,564,151	$1,009,729
Licensing fees	-	214,500
Total revenues	5,564,151	1,224,229

Cost of goods sold	2,877,801	600,129

Gross profit	2,686,350	624,100

Operating expenses:
Sales, general and administrative	2,993,466	1,927,970
Research and development	191,374	127,124
Share-based compensation	1,511,417	20,998,118
Investor relations	307,172	306,001
Professional fees	677,339	816,249
Total operating expenses	5,680,768	24,175,462

Loss from operations	(2,994,419)	(23,551,362)

Other income (expense)
Interest income	18,299	4,497
Interest expense	(896,021)	(27,602)

Total other income (expense)	(877,721)	(23,105)

Net loss	(3,872,140)	(23,574,467)

Cumulative preferred dividends	-	8,373

Net loss available to common shareholders	$(3,872,140)	$(23,582,840)

Basic and diluted loss per share	$(0.10)	$(1.18)

Basic and diluted weighted-average shares outstanding	38,615,344	19,905,965

The accompanying notes are an intergral part of these financials

Index

NUTEACEA AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	For the years ended
	December 31

	2005		2004

Net loss	$	(3,872,140)	$(23,574,467)

Other comprehensive loss
Unrealized loss on marketable Securities		(2,090,106)	(2,012,398)

Comprehensive loss		$(5,962,246)	$(25,586,865)

The accompanying notes are an intergral part of these financials

Index

NUTEACEA AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2005 and 2004

		NUTRACEA AND SUBSIDIARIES
		Consolidated Statement of Changes in Stockholders' Equity
		For the Years ended December 31, 2005 and 2004
	Convertible, Redeemable					Other
	Series A Preferred Stock		Common Stock		Deferred	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Compensation	Loss	Deficit	Total
Balance, December 31, 2003	670,000	$351,790	11,773,842	$20,979,874	$(122,192)	$-	$(21,344,955)	$(487,273)
Amortization of deferred
Compensation					57,648			57,648
Common stock cancelled			(50,000)					-
Common stock issued
for accounts payable			168,626	57,944				57,944
for marketable securities			7,000,000	2,380,000				2,380,000
for patent incentive plan			180,000	239,100				239,100
for services rendered			4,407,950	3,470,100				3,470,100
for settlements			5,780,000	8,837,816				8,837,816
Common stock repurchased			(344,956)	(230,000)				(230,000)
Other comprehensive loss						(2,012,398)		(2,012,398)
Preferred dividends converted
to common stock		(5,986)	5,759	5,986				5,986
Preferred stock converted
to common stock	(540,000)	(348,351)	630,000	348,351				348,351
Preferred stock dividend		8,373					(8,373)	(8,373)
Preferred stock dividend paid		(48,004)
Preferred stock repurchased	(130,000)
Reclass of options to preferred stock		62,651		(62,651)				(62,651)

The accompanying notes are an intergral part of these financials

Index

NUTEACEA AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2005 and 2004

Amortization of deferred compensation					80,954			80,954
Common stock issued
for Consultants			1,904,805	906,759				906,759
for Officers/Directors			70,000	30,100				30,100
for Patent Incentive Plan			30,000	12,600				12,600
for Settlement			97,000	97,655				97,655
Preferred Stock issued to Investors	7,850	7,850,000						7,850,000

RiceX Acquisition		(20,473)	28,272,064	40,028,539				40,028,539
Stock options/warrants exercised
for Cash			531,000	105,432				105,432
for Cashless			66,666					0
Stock options/warrants issued
for Consultants				349,449				349,449
for Employees				130,000	(65,000)			65,000
for Commissions		(549,500)						(549,500)
Net Loss						(77,708)	(3,872,140)	(3,949,848)
Balance @ 12/31/2005	7,850	7,300,500	67,102,079	$89,783,817	$0	$(2,090,106)	$(48,799,935)	46,194,277

The accompanying notes are an intergral part of these financials

Index

NUTEACEA AND SUBSIDIARIES
Consolidated Statements of Cash Flows

NUTRACEA AND SUBSIDIARIES
Consolidated Statements of Cash Flow

	For the Year Ended
	December 31,
	2005	2004

Cash flows from operating activities
Net loss	$(3,872,140)	$(23,574,467)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,091,390	38,057
Non-cash issuances of common stock	1,017,014	12,365,859
Non-cash issuances of stock options & warrants	509,549	9,306,234
Modifications of options and warrants, non-employees	-	62,651
Modifications of options and warrants, employees	-	(48,590)
(Increase) decrease in
Accounts receivable	(2,094,131)	22,772
Inventory	107,488	(233,170)
Prepaid expenses and other current assets	(106,395)	(15,898)
Increase (decrease) in
Advances from related parties	(71,081)	55,590
Accounts payable	246,030	(43,280)
Deferred compensation	-	106,238
Accrued expenses	(106,040)	(43,771)
Customer deposits	(100,000)	-
Net cash used in operating activities	(3,378,316)	(2,001,775)

Cash flows from investing activities
Purchase of The RiceX Company, net of $546,148 cash received	32,777
Purchase of property and equipment	(14,181)	(117,421)
Payments for patents and trademarks	(82,420)	(56,184)
Net cash used in investing activities	(63,842)	(173,605)

Cash flows from financing activities
Proceeds from notes payable, net	-	1,635,174
Proceeds from private placement	7,300,500	-
Principal payments on notes payable, net of discount	(2,401,517)	-
Payment of preferred dividends	-	(48,004)
Repurchase of preferred stock	-	(130,000)
Repurchase of common stock	-	(230,000)
Proceeds from exercise of stock options	105,432	2,776,468
Net cash provided by financing activities	5,004,415	4,003,638

Net increase (decrease) in cash	1,562,275	1,828,258
Cash, beginning of year	1,928,281	100,023
Cash, end of year	$3,490,556	$1,928,281

The accompanying notes are an intergral part of these financials

Index

NUTEACEA AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Cash paid for interest	$137,043	$1,391
Cash paid for income taxes	$-	$-
Non-cash disclosures
Purchase of Langley PLC shares with common stock	$-	$2,380,000
Payments for patents with common stock	$12,600	$239,100
Conversion of preferred stock to common stock	$-	$354,337

The accompanying notes are an intergral part of these financials

Index

NUTEACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

General

NutraCea was originally incorporated on February 4, 2000 in California as NutraStar Technologies Incorporated. On December 14, 2001, NutraStar Technologies Incorporated (“NTI”) reorganized with the inactive publicly-held company, Alliance Consumer International, Inc., and the name was changed to NutraStar Incorporated. The name was changed again to NutraCea on October 1, 2003.

NutraCea is a health science company focused on the development and distribution of products based upon the use of stabilized rice bran and proprietary rice bran formulations. Rice bran is the outer layer of brown rice which until recently was a wasted by-product of the commercial rice industry. These products include food supplements and medical foods which provide health benefits for humans and animals (known as "nutraceuticals") as well as cosmetics and beauty aids based on stabilized rice bran, rice bran derivatives and the rice bran oils.

NutraGlo is a wholly-owned subsidiary of NutraCea. This subsidiary of the Company markets NutraCea’s products to the equine market.

On October 4, 2005, NutraCea consummated the acquisition of RiceX pursuant to the terms of an Agreement and Plan of Merger, dated April 4, 2005. RiceX survived the merger as a wholly-owned subsidiary of NutraCea. RiceX stockholders received .076799 of NutraCea common stock for each share of RiceX common stock. RiceX shareholders received 28,272,064 shares of NutraCea common stock, valued at $29,120,226 and NutraCea assumed the outstanding RiceX options and warrants to purchase 11,810,507 NutraCea common stock, valued at $11,421,684.

Due to the recent acquisition of RiceX, and the subsequent reorganization, NutraCea and its subsidiaries are operating as one segment.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of NutraCea and its wholly-owned subsidiaries, NutraCea Technologies Incorporated, NutraGlo®, and The RiceX Company (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

Revenue Recognition - Revenue is generally recognized upon shipment of product with a provision for estimated returns and allowances recorded at that time, if applicable. Commission revenue is generally recognized when earned and collection is reasonably assured. Licensing revenue is recognized when earned and collection is reasonably assured.

Accounts Receivable-The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. As of December 31, 2005, there were no uncollectible accounts.

Marketable Securities-Marketable securities are marked to market at each period end. Any unrealized gains and losses on the marketable securities are excluded from operating results and are recorded as a component of Other comprehensive income (loss). If declines in value are deemed other than temporary, losses are reflected in Net income (loss).

Inventory-Inventory is stated at the lower of cost (first-in, first-out) or market and consists of stabilized rice bran manufactured by RiceX, and nutraceutical products manufactured by NutraCea. While the Company has an inventory of these products, any significant prolonged shortage of these ingredients or of the supplies used to enhance these ingredients could materially adversely affect the Company's results of operations.

Property and Equipment-Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives as follows:

Furniture and equipment	5-7 years
Automobile	5 years
Software	3 years
Leasehold Improvements	2.4-7 years
Property and equipment	7-10 years

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

Patents and Trademarks-In addition to patents filed and acquired directly by the Company, the Company owns several patents, which were acquired from independent third parties and a related party. All costs associated with the patents are capitalized. Patents acquired from related parties are recorded at the carryover basis of the transferor. The Company paid cash as consideration for all patents and trademarks acquired, except the Via-Bran registered trademark, which was acquired for 21,409 shares of common stock valued at $21,409.

The accompanying notes are an intergral part of these financials

Index

NUTEACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In conjunction with the RiceX acquisition, NutraCea has been assigned five U.S. patents relating to the production or use of Nutraceutical or HVF products. The patents include:

(1)	Patent Number 5,512,287 "PRODUCTION OF BETA-GLUCAN AND BETA-GLUCAN PRODUCT," which issued on April 30, 1996;

(2)	Patent Number 5,985,344 "PROCESS FOR OBTAINING MICRONUTRIENT ENRICHED RICE BRAN OIL," which issued on November 16, 1999;

(3)	Patent Number 6,126,943 "METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA, AND ATHEROSCLEROSIS," which issued on October 3, 2000;

(4)	Patent Number 6,303,586 B1 "SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA," which issued on October 15, 2001; and

(5)	Patent Number 6,350,473 B1 "METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA AND ATHEROSCLEROSIS," which issued on February 26, 2002.

We plan to apply for additional patents in the future as new products, treatments and uses are developed.

Amortization is computed on the straight-line method based on estimated useful lives of 12.25 to 20 years. The Company also has registered trademarks, which are amortized over estimated useful lives of 10 years.

Deferred Compensation-Deferred compensation at December 31, 2005 represents the intrinsic value of options previously issued to employees that have not been vested. All such options have vested as of December 31, 2005.

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

	For the years Ended December 31,
	2005	2004
Net loss available to common shareholders:
As reported:	$(3,872,140)	$(23,582,840)
Pro forma:	$(4,259,062)	$(25,955,080)
Basic loss per common share:
As reported:	$(0.10)	$(1.18)
Pro forma:	$(0.11)	$(1.31)

Advertising Expense-The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for 2005 and 2004 was $7,607 and $22,074, respectively.

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

The accompanying notes are an intergral part of these financials

Index

NUTEACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Concentrations of Credit Risk

On August 24, 2005, NutraCea signed an agreement with a direct response marketing company to market and sell products through infomercials. The agreement is for two years and may be extended for an additional year. The agreement covers pricing of specific products at wholesale prices which will be private labeled for direct sale by the marketing company. During the term of the agreement, NutraCea will not sell its products through any other infomercials so long as the marketing company maintains minimum quarterly orders beginning October 1, 2005 of $500,000. Additionally, NutraCea granted the company an option to purchase 250,000 shares of restricted common stock at a price of $1.275 per share. The options vest 50,000 shares upon payment in full of the contract quarter minimum purchase orders during the term of the agreement. For the year ended December 31, 2005, sales to this customer totaled $3,012,947 or 54% of total sales.

On May 1, 2001, the Company entered into a three-year, exclusive distribution agreement with a customer, in which the customer is required to purchase a minimum of 90,000 pounds of the Company's product on or before July 1, 2001, 120,000 pounds before September 1, 2002, 275,000 pounds between September 1, 2002 and August 31, 2003, and 350,000 pounds between September 1, 2003 and August 31, 2004. During 2004, sales to this customer totaled $600,976 (59% of total sales). During 2005, sales to this customer totaled $1,071,038 or 19% of total sales.

Reclassifications - Certain reclassifications have been made to the prior year statement of operations to conform to the current year presentation.

Recently Issued Accounting Pronouncements-In December 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of this new accounting pronouncement would be similar to the Company’s calculation of the pro forma impact on net income of SFAS 123 included in Stock-Based Compensation above.

In December 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of this new accounting pronouncement would be similar to the Company’s calculation of the pro forma impact on net income of SFAS 123 included in Stock-Based Compensation above.

NutraCea does not expect the adoption of any other issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

NOTE 3 - MARKETABLE SECURITIES

On September 8, 2004, NutraCea purchased 1,272,026 shares of Langley Park Investment Trust, PLC, a United Kingdom closed-end mutual fund, which is actively traded on a London Stock Exchange. NutraCea paid with 7,000,000 shares of its own common stock. Per the Agreement, NutraCea may sell 636,013 shares of Langley at any time, and the remaining 636,013 shares of Langley and the 7,000,000 shares of NutraCea are escrowed for a 2-year period. At the end of the period, Langley’s NutraCea shares are measured for any loss in market value and if so, NutraCea must give up that pro-rata portion of its Langley shares up to the escrowed 636,013 shares.

As of December 31, 2005, the NutraCea shares had not lost any value. However, the Langley shares are marked down to their fair market value of $289,894, with one-half or $144,947 shown as a current asset because they may be sold at any time, and the other one-half shown as long-term because they are held in escrow pending the 2-year review of NutraCea’s stock valuation.

The accompanying notes are an intergral part of these financials

Index

NUTEACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 consisted of the following:

Land	$5,000
Furniture and equipment	698,570
Automobile	73,096
Software	366,664
Leasehold improvements	395,871
Property and plant	4,510,000
Subtotal	6,049,201
Less accumulated depreciation	(556,165)
Total	$5,493,036

Depreciation expense was $240,795 and $16,303 for 2005 and 2004, respectively.

NOTE 5 - PATENTS AND TRADEMARKS

Patents and trademarks at December 31, 2005 consisted of the following:

Patents	$2,456,988
Trademarks	80,154
Subtotal	2,537,132
Less accumulated amortization	(119,317)
Total	$2,417,815

Amortization expense was $69,815 and $21,754 for 2005 and 2004, respectively.

NOTE 6 - NOTES PAYABLE

In December 2004 NutraCea executed three promissory notes to third party investors totaling $2,400,000. The notes are for a one year term, bear interest at 7% interest compounded quarterly and are secured by all of the assets of NutraCea. The holders were issued warrants to purchase a total of 2,400,000 shares of NutraCea’s common stock at an exercise price of $0.30 per share. The warrants are immediately exercisable and expire in seven years from the date of issuance. A discount on the debt of $786,370 was recorded for these warrants and is being amortized over the life of the notes. At October 4, 2005, the principle and interest on the three promissory notes were paid in full.

NOTE 7 - PUT OPTION

During the year ended December 31, 2001, NutraCea issued 130,000 shares of Series A preferred stock to a related party as payment of accounts payable totaling $130,000. On January 15, 2002, these holders of the Series A preferred stock executed a put/call agreement. The put allowed for the holder to sell to NutraCea all, but not less than all, of the 130,000 shares of NutraCea’s Series A preferred stock, or common stock if any of the Series A preferred stock were converted, for $130,000, plus all accumulated, but unpaid dividends, at any time after six months from January 15, 2002. In addition, NutraCea maintained the right to call the option and purchase back the shares of the Series A preferred stock for $130,000, plus any unpaid and accrued dividends at any time, subject to certain provisions. During 2004, NutraCea purchased back the shares of the Series A preferred stock for $130,000.

NOTE 8 - INCOME TAXES

NutraCea has had losses since inception and, therefore, has not been subject to federal or state income taxes. As of December 31, 2005, NutraCea had accumulated net operating loss ("NOL") carryforwards for income tax purposes of approximately $23.0 million, resulting in a deferred tax asset amount of $8.0 million. All deferred tax asset amounts are fully reserved. These carryforwards expire in 2019 through 2025.

The accompanying notes are an intergral part of these financials

Index

NUTEACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Employment contracts

Year Ending
December 31,

2006	$766,666

2007	950,000

2008	245,770

Total	$1,962,436

Lease

NutraCea leases its office, laboratory and warehouse space in El Dorado Hills, California under a non-cancelable operating lease with Roebbelen that expires in September 2006 and requires monthly payments of $7,414. The Company also leases warehouse space in West Sacramento, California which expires in July of 2006 for $5,440 per month. RiceX leases office space in Burley, Idaho at a rate of $550 per month, expiring in May of 2009. Future minimum payments under these leases at December 31, 2005 were as follows:

Year Ending
December 31,

2006	$111,406
2007	6,600
2008	6,600
2009	2,200

Total	$126,806

Rent expense was $110,501 and $64,688 for the years ended December 31, 2005 and 2004, respectively.

Agreements

For all agreements where stock is awarded as partial or full consideration, the expense is valued at the fair value of the stock. Expense for stock options and warrants issued to consultants is calculated at fair value using the Black-Scholes valuation method.

Effective January 1, 2004, NutraCea amended two executive employment contracts, Patricia McPeak and John Howell, to reflect quarterly bonuses. Under the contract, compensation was to be $45,000 per calendar quarter, with 250,000 shares of common stock to be granted in the event NutraCea achieved gross revenues of $1 million or more for the quarter. In addition, a one-time stock grant of 550,000 shares of common stock shall be awarded for the first quarter gross revenues equal or exceed $5 million. This bonus agreement is effective until April 15, 2006, unless extended by the board. NutraCea also agreed to maintain an annual bonus program for members of the senior management group, including the former Chief Executive Officer, Patricia McPeak. Patricia McPeak, the former Chief Executive Officer will be eligible to receive an annual bonus under terms otherwise governing the annual bonus program. The bonus amount for both executives in 2004 totaled $180,000, and was paid on April 1, 2004.

Effective January 1, 2004, NutraCea amended the stock options section of John Howell’s contract dated April 15, 2003. The amendment changed the vesting conditions on 250,000 shares of common stock to “upon the completion of the twelfth month of employment “instead of “upon the Company achieving two successful calendar quarters of net profits from operations of the business of the Company before interest, taxes, depreciation and amortization as conclusively determined by the independent certified public accountant for the Company”. The President resigned on July 20, 2004.

For the year ended December 31, 2004, NutraCea entered into two consulting agreements with two communications companies. The terms of the agreements ranged from 6 months to 1 year, compensation was $34,600 in cash, plus 27,930 shares of common stock valued at $43,350.

During fiscal 2004, NutraCea entered into two 90-day consulting agreements with two financial relations companies. Total compensation was $50,000 cash, and 300,000 shares of common stock valued at $142,000.

The accompanying notes are an intergral part of these financials

Index

NUTEACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On March 25, 2004, NutraCea entered into two, two-year consulting agreements with two medical advisors and directors. Under the terms of the agreement, compensation was 100,000 shares of common stock each, payable in advance, and options to purchase 100,000 shares of common stock at a price of $.50 per share for the second year of service. The 200,000 shares of common stock were valued at $286,000, and the options were valued at $107,684.

On March 25, 2004, NutraCea entered into a three-year consulting agreement with a development and marketing company. Under the terms of the agreement, compensation shall be $1 per unit (a minimum 30-day supply of NutraCea product) for up to a total accumulated payment of $750,000, and $.50 per unit thereafter, payable quarterly within 45 days after the end of the quarter. In addition, NutraCea issued 100,000 shares of common stock for each probiotic formulation NutraCea markets, and options to purchase 300,000 shares of common stock at an exercise price of $1 per share with 100,000 options to be vested immediately and 50,000 shares per year thereafter. The vested options were valued at $102,782.

On April 29, 2004, NutraCea entered into a one-year consulting agreement for research and development (with options to extend for four successive terms of one year each) with two retired employees of NutraCea. Under the terms of the agreements, annual compensation of $70,000 and $80,000 each is payable on a monthly basis. In addition, each of the consultants received warrants to purchase 50,000 shares of common stock at $.20 a share. The 100,000 warrants were valued at $91,370 and expire in 5 years. Either party can cancel this agreement with 30-day written notice.

For the year ended December 31, 2004, NutraCea entered into nine contracts ranging from 6 months to one year with nine sales and marketing consultants. Total compensation included $ 24,000 in cash, 5,540,000 options and warrants valued at $6,245,400, and 1,589,772 shares of common stock valued at $1,188,500. The terms of the options and warrants ranged from an exercise price from $.001 to $1.20, immediately vested, and exercisable from 6 months to 3 years.

On August 1, 2004, NutraCea entered in a 90-day Independent Contractor Agreement with a contractor to prepare reports regarding investor relations, prepare advertising and marketing materials, and prepare press releases. Compensation was $12,000 payable in cash monthly. In 2005, this consultant signed an employment contract to become the Company’s Senior Vice President and Corporate Secretary.

In 2004, NutraCea entered into a non-exclusive, non-transferable, revocable licensing agreement to import and distribute the Company’s products in accordance with its marketing plan. The consultant paid the Company $214,500 for these distribution rights.

On July 14, 2004, NutraCea entered into a six-month consulting agreement with a business consultant to provide NutraCea with consulting services and advice pertaining to NutraCea’s business affairs. Compensation was $12,000 payable in cash monthly. In addition, should the consultant provide assistance to NutraCea in the raising of capital either in the form of equity or debt, NutraCea agreed to pay an additional bonus. The bonus for 2004, was $125,000 and 1,000,000 shares of common stock valued at $370,000.

On December 17, 2004, NutraCea entered into an employment contract with Bradley Edson to become the Company’s President, whereby the Company will pay the officer a base salary of $50,000 in year one; a base salary of $150,000 in year two; and a base salary of $250,000 in year three. The agreement also provides that the officer is entitled to an annual incentive bonus based upon performance and to be provided a car allowance of $600 per month. The incentive bonus shall be paid annually within 10 days of the completion of the Company’s annual independent audit. In addition, the officer was issued warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share. The warrants were valued at $600,000, are immediately exercisable, and expire in ten years from the date of issuance.

On December 10, 2004 the Company entered into an employment agreement that expires December 31, 2007 with its former Chief Executive Officer, Patricia McPeak, whereby the Company is to pay the officer a base salary of $150,000 in year one; a base salary of $150,000 in year two; and a base salary of $250,000 in year three. The agreement also provides that the officer is entitled to an annual incentive bonus based upon performance and to be provided a car of the employee’s choice. The incentive bonus shall be paid annually within 10 days of the completion of the Company’s annual independent audit. In addition, the officer was issued warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share. The warrants were valued at $200,000, immediately exercisable and expire in ten years from the date of issuance.

On January 25, 2005, NutraCea entered into a three year employment agreement with Margie Adelman, its Senior Vice President and Secretary whereby NutraCea is to pay the officer a base salary of $150,000 per year. The agreement also provides that the officer is entitled to a one-time initial bonus of $25,000 and will be eligible for future incentive bonuses based solely on the discretion of the Chief Executive Officer or President of NutraCea and to be approved by NutraCea’s Compensation Committee. Warrants to purchase 1,000,000 shares of NutraCea’s common stock, valued at $130,000, at an exercise price of $0.30 per share were issued and will vest 500,000 at signing of the employment agreement and 500,000 on January 25, 2006. Warrants to purchase 1,000,000 shares of NutraCea’s common stock at an exercise price of $0.30 per share were also issued and will vest upon the achievement of NutraCea obtaining “Gross Sales over $25,000,000” and NutraCea reports a positive EBITDA for the period. All warrants expire in ten years from the date of issuance.

Generally, if the Company terminates these agreements without cause or the employee resigns with good reason, as defined, the Company will pay the employees' salaries, bonuses, and benefits payable for the remainder of the term of the agreements.

The accompanying notes are an intergral part of these financials

Index

NUTEACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On January 26, 2005 NutraCea entered into a 3 year, non-exclusive domestic agreement to distribute NutraCea’s rice based nutraceutical products. An initial order for $25,000 was made concurrently with the signing of the agreement. Products are sold to the distributor at NutraCea’s standard price schedule; purchases above certain annual minimum requirements will then receive a 5% discount. Additionally, failure to meet these minimum purchase requirements is cause for termination of the agreement at NutraCea’s option. NutraCea may also at its option terminate the agreement upon 60 days written notice to the distributor.

On February 9, 2005, NutraCea issued 200,000 stock options with an exercise price of $0.45 per share, vesting over three years, to two employees of NutraCea with each receiving 100,000 options. These options were granted at market price and the intrinsic value of the employee options were valued at $0.

On February 10, 2005, NutraCea agreed to pay a finder’s fee to a consulting company consisting of stock options to purchase 135,000 shares of common stock at a price of $0.45 per share, expiring in 3 year, valued at $45,224.

On March 1, 2005, NutraCea amended and restated a consulting agreement for science research and development (with Company options to extend on an annual basis) with a retired employee of NutraCea. Under the terms of the agreement, monthly compensation of $7,500 is payable. In addition, the consultant received warrants to purchase 10,000 shares of common stock at $.43 a share. The 10,000 warrants are valued at $3,131 and expire in three years. Either party can cancel this agreement with 30-day written notice. If the agreement is extended past the first year then monthly compensation will be increased to $8,333 with additional warrants to purchase 15,000 shares of common stock at the market price per share at the date of extension. Additionally, for each patent granted to NutraCea whereby the consultant is listed as inventor, the consultant shall receive 15,000 shares of restricted common stock; however the maximum value of the stock grant shall not exceed $15,000 based on the closing bid price of NutraCea’s common stock on the date the patent is granted, with the total shares granted reduced accordingly. Also, in November of 2005, NutraCea executed an agreement with this consultant for rights to use two clinical studies in perpetuity for $10,000. If any patent is granted by the patent office to NutraCea, which uses the clinical studies as supporting documentation, the Company agrees to pay the consultant an additional payment of $10,000.

In February of 2005, the Company terminated a consulting agreement with a retired employee, then in May of 2005, NutraCea entered into a one year consulting agreement (with Company options to extend on an annual basis) with the same retired employee of NutraCea, primarily for research and development work. Under the terms of the agreement, monthly compensation of $6,667 is payable. In addition, the consultant received warrants to purchase 10,000 shares of common stock at $0.50 a share. The 10,000 warrants are valued at $3,395 and expire in three years. Either party can cancel this agreement with 30-day written notice. Additionally, for each patent granted to NutraCea whereby the consultant is listed as inventor, the consultant shall receive 15,000 shares of restricted common stock.

In 2005, NutraCea entered into a two medical advisory agreements ranging from 1 year to 5 years. Under the terms of one the agreements, annual compensation shall be 15,000 warrants to purchase shares of common stock at the market price on the anniversary date for the next four years. The option price for the first year of service is a price of $.50 per share, expiring in 3 years, valued at $5,462. The other agreement paid 8,000 shares of common, valued at $10,400, and options of 30,000 shares at $.60 a share, expiring in 5 years, valued at $34,121.

On March 23, 2005, NutraCea agreed to pay $15,000 of unpaid fees to a web design consultant and issued 26,786 shares of common stock, valued at $15,000.

On April 5, 2005, NutraCea hired a financial services firm for $50,000 to assist in evaluating the proposed merger with RiceX and to provide a fairness opinion.

On April 5, 2005, NutraCea hired an information technology and marketing firm to assist in the development of sales of NutraCea’s products over the Internet. This agreement was subsequently terminated in August 2005 and total of 105,000 options vested during the term that this contract was effective. The options are vested, expire in 4 year, with an exercise price of $.60 a share.

On April 12, 2005, NutraCea granted various rights to its principal equine division products customer that specifically include:

(1)	The grant to NutraCea of exclusive worldwide rights to manufacture certain equine products for the customer.

(2)	The transfer and assignment of the customer’s technology rights granted to it in a prior agreement for 1,222,222 shares of NutraCea’s common stock.

(3)	The transfer and assignment of technology rights of a limited liability corporation formed by the customer and granted to it in a prior agreement for 166,667 shares of NutraCea’s common stock

(4)	The grant of marketing and distribution rights to the customer covering:

a)	the right of first offer to market new products as may be developed by NutraCea or proposed to be developed by the customer for non-human markets; and

The accompanying notes are an intergral part of these financials

Index

NUTEACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

b)	the right of first refusal in the event that a third party independently contacts NutraCea regarding the marketing and distribution of new, non-human products.

The customer agrees to use NutraCea as the exclusive manufacturer for any new, non-human products as defined and may owe a royalty to NutraCea of 5% royalty on new products on revenues exceeding specified annual minimum volume levels.

On April 18, 2005, a direct response marketing company hired NutraCea’s former Chief Executive Officer, Patricia McPeak, whereby she will receive a royalty of $1 per unit sold resulting from infomercials that will demonstrate specific products of NutraCea. Royalty payments will be made by the direct response marketing company and are not an obligation of NutraCea.

On April 19, 2005, NutraCea signed an agreement with a direct response marketing company to market and sell products through infomercials. This contract was amended on August 24, 2005. The agreement is for two years and may be extended for an additional year. The agreement covers pricing of specific products at wholesale prices which will be private labeled for direct sale by the marketing company. During the term of the agreement NutraCea will not sell the products designated in the agreement through any other infomercials so long as the marketing company maintains minimum quarterly orders beginning October 1, 2005 of $500,000. Additionally, NutraCea granted the company an option to purchase 250,000 shares of restricted common stock at a price of $1.275 per share. The options vest 50,000 shares upon payment in full of the contract quarter minimum purchase orders during the term of the agreement.

On May 5, 2005, NutraCea’s hired a consulting company to provide patent and license analysis. The agreement is for one year and may be terminated by either party with 30 days written notice. Based on the performance schedule in the contract, the Company issued 359,182 shares of common stock, valued at $171,959.

Effective June 1, 2005, NutraCea entered into a one year consulting agreement with an investor relations firm. Either party may terminate the agreement upon four months written notice to the other party. Under the terms of the agreement monthly compensation is $5,000. In addition, the consulting firm received options to purchase 250,000 shares of common stock at $0.65 per share, expiring in 5 years, valued $90,044, expiring in five years, and vesting on the contract anniversary date.

On July 1, 2005 NutraCea hired a company for 12 months (which can be terminated by written notice by either party) to provide potential qualified customer introductions. NutraCea granted the company an option to purchase 250,000 shares of restricted common stock at a price of $0.65 per share. The options do not vest until NutraCea has received purchase orders of at least $2,000,000 from a qualifying agreement during the term of the agreement plus 12 months from the termination of the service agreement from any qualifying agreement. Additionally, upon vesting of the option NutraCea shall pay the company a reasonable royalty fee based on the net profits received from a qualifying agreement.

On July 1, 2005 NutraCea entered into a consulting agreement with an individual to assist in the research and validation of NutraCea’s products in the medical foods market. The term of the agreement is for six months. NutraCea granted the individual an option to purchase 250,000 shares of restricted common stock at a price of $0.65 per share, valued at $120,221.

In conjunction with the private placement of series B preferred stock, NutraCea exclusively hired a financial advisory services company for a term of 12 months. Compensation was a $10,000 advisory fee and 1,099,000 options to purchase common stock, with an exercise of $.50 expiring in five years, valued at $1,085,713.

On October 1, 2005, NutraCea entered into a one-year consulting agreement with an independent contractor. Under the terms of the agreement, compensation shall be an initial issuance of 50,000 S-8 shares of common stock plus $15,000 in cash or its equivalent value in S-8 shares of common stock. Also, during the term of the contract, NutraCea shall pay monthly either $5,000 cash or S-8 common stock valued at $5,000, with the type of payment at NutraCea’s discretion. In addition, the independent contractor is entitled to a 2% commission based on net profits resulting from contracts with customers introduced to NutraCea by the independent contractor.

On July 14, 2005, NutraCea hired for 9 months (and can be terminated by either party), an individual to assist in forming a joint operating agreement with a rice mill in either Ecuador or Colombia. NutraCea shall pay the finder a fee based on net income. The joint entity transaction must include a purchase commitment arranged by the venture party from the applicable country for a minimum of 100,000 servings per day for the first two years while a production plant is being constructed and a subsequent commitment for an additional 1,000,000 servings per day for at least two additional years after the production plant has been constructed. The venture party must fund the construction of the production plant.

In the fall of 2005, the Company entered into agreements with four international companies, serving seven countries, as follows:

(1)
A joint venture with a Dominican Republic rice mill was formed with NutraCea, to install equipment to annually produce at least 5,000 metric tons of stabilized rice bran. The joint venture will be equally owned by the two companies and will commercially sell stabilized-rice-bran products through retail and government entities in the Dominican Republic and Haiti.;

The accompanying notes are an intergral part of these financials

Index

NUTEACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)
The Company signed an agreement with an industrial consortium in Colombia to study the creation of a joint entity to share equally in the profits generated from sales of NutraCea products in the Colombian market. The agreement includes provisions for the Colombian consortium to provide 50% of all the financing necessary to construct the plants (with NutraCea providing the remaining 50% of the financing), responsible for providing all the necessary land and space required for the implementation of the plants, and providing for all of the sales and distribution as part of its contribution to the joint entity. It is the intention of the parties to execute a formal definitive agreement on or before March 25, 2006.;

(3)
NutraCea agreed with an Ecuadorian company to study arriving at a definitive agreement for a working arrangement that will allow the Ecuadorian company the right to utilize NutraCea's proprietary ingredients and value-added processing in their multi-faceted food business, which includes animal feed, poultry and cereals.; and,

(4)
NutraCea signed a Supply and Distribution Agreement with T. Geddes Grant, a Jamaican Corporation, to deliver a customized formulated and fortified RiSolubles mix. The agreement requires that T. Geddes Grant purchase a minimum of $4,500,000 of the custom formulation per year for a term of two years. T. Geddes Grant is appointed as exclusive distributor for the territory of Jamaica, Barbados and Trinidad. T. Geddes Grant is obligated to obtain all necessary regulatory approvals for marketing NutraCea products in the Territory and use its best efforts to develop commercial sales in the Territory.

On November 8, 2005, the Company granted the non-exclusive right to advertise, promote, market, sell and distribute NutraCea’s products world-wide for two years. If this distributor achieves net sales in amounts of $500,000 per calendar quarter, then NutraCea may agree to an exclusive arrangement. NutraCea may terminate with agreement with 90 days written notice.

Merger with the RiceX Company

On October 4, 2005, NutraCea merged with RiceX, with RiceX surviving the Merger as a wholly-owned subsidiary of NutraCea. Each share of RiceX common stock outstanding was converted into the right to receive 0.76799 shares of NutraCea’s common stock.

The stockholders of RiceX received 28,272,064 shares of NutraCea common stock in exchange for 100% of the shares of RiceX common stock, and NutraCea assumed the outstanding options and warrants to purchase 11,810,507 shares of RiceX common stock.

Private Placement

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

NutraCea analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19. NutraCea determined that derivative accounting is not applicable for the Series B Convertible Preferred Stock.

An advisor for the financing received a customary fee based on aggregate gross proceeds received from the investors and a warrant to purchase 1,099,000 shares of common stock at an exercise price per share of $0.50 per share.

Litigation

On July 16, 2002, the Company was summoned to answer a Complaint filed by Faraday Financial, Inc. (“Faraday”) in District Court, County of Salt Lake, Utah (Case No. 020906477). The Complaint alleges that the Company issued convertible promissory notes totaling $450,000 and a promissory note totaling $50,000. On December 13, 2001, Faraday entered into a settlement agreement with the Company, whereby Faraday agreed to cancel the promissory notes in exchange for 735,730 shares of preferred stock. Faraday claims that the settlement agreement required that the Company effect a registration statement covering the preferred stock by June 30, 2002, which the Company failed to do, and demands the Company immediately forfeit to Faraday 735,730 shares of common stock owned by the Chief Executive Officer of the Company. Faraday has filed its fourth claim for relief for a judgment against the Company for $500,000, plus accrued, but unpaid interest, attorneys’ fees and costs, and other such costs. A Settlement Agreement was executed on December 10, 2003. In consideration for the mutual releases, Faraday converted 735,730 preferred into 735,730 common shares and $90,127 of accrued preferred dividends into 1,201,692 common shares. Within the next year, if Faraday cannot realize $551,797 and approximately $9800 in legal expenses from the sale of the common shares, NutraCea will make up any deficiency. If stock sale exceeds $561,597, Faraday is entitled to keep any excess. Subsequent to December 31, 2003, the Company issued an additional 250,000 shares to Faraday. Concurrently, with the executed Settlement Agreement, a joint stipulated motion to stay all proceedings was filed with the Court. After all the above conditions are met, if Faraday has not lifted the stay within 18 months of December 10, 2003, NutraCea shall deliver to Faraday an executed stipulation for dismissal with prejudice of the Complaint and Counterclaim. In 2005, we issued the final 97,000 shares, valued at $97,655, to Faraday to settle in full the executed Settlement Agreement.

The accompanying notes are an intergral part of these financials

Index

NUTEACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 10- THE RICEX ACQUISITION

On October 4, 2005, NutraCea merged with RiceX. The stockholders of RiceX received 28,272,064 shares of NutraCea common stock in exchange for 100% of the shares of RiceX common stock, and NutraCea assumed the outstanding options and warrants to purchase 11,810,507 shares of RiceX common stock.

On October 4, 2005, certain investors purchased an aggregate of 7,850 shares of Series B Convertible Preferred Stock at a price of $1,000 per share. Additionally, the investors were issued warrants to purchase an aggregate 7,850,000 shares of common stock at an exercise price of $0.70 per share. An advisor for the financing received a customary fee based on aggregate gross proceeds received from the investors and a warrant to purchase 1,099,000 shares of common stock at an exercise price per share of $0.50 per share.

The acquisition was accounted for using the purchase method of accounting. The purchase price allocation included within these Consolidated Financial Statements is based on a purchase price of $40,541,910 calculated as follows:

RiceX shares outstanding at October 4, 2005	36,813,274
Exchange ratio	0.76799
NutraCea shares issued	28,272,064
Price per share (NutraCea closing price, October 4, 2005)	$1.03
Aggregate value of NutraCea common stock consideration	$29,120,226
Value of the RiceX warrants and options assumed	$11,421,684

Total consideration	$40,541,910

Fair value of identifiable net assets acquired:
Estimate of fair value adjustment of property, plant and equipment	$5,600,000
Acquired other net tangibles assets	$610,904
Estimate of fair value adjustment of RiceX intellectual property	$2,000,000
Goodwill	$32,331,006
Total	$40,541,910

The purchase price allocation is based on estimates and assumptions, which are preliminary. This information is presented for informational purposes only.

The accompanying notes are an intergral part of these financials

Index

NUTEACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The accompanying unaudited pro forma condensed combined consolidated statement of operations for the year ended December 31, 2005 is presented for illustrative purposes only and does not give effect to any cost savings, revenue synergies or restructuring costs which may result from the integration of NutraCea and RiceX’s operations. In addition, actual results may be different from the projections set forth in this unaudited pro forma condensed combined consolidated statement of operations.

Unaudited Pro Forma Condensed Combined Consolidated
Statement of Operations
Year Ended December 31, 2005
	HISTORICAL		PRO FORMA
Income Statement	NutraCea	RiceX	Adjustment		Combined

Revenues
Net sales	$4,569,000	$3,838,000	$(325,000)	(a)	$8,082,000

Total Revenues	$4,569,000	$3,838,000	$(325,000)		$8,082,000

COGS	$2,523,000	$1,533,000	$(325,000)	(b)	$3,731,000

Gross Profit	$2,046,000	$2,305,000	$-		$4,351,000,

SALES, GENERAL AND ADMINISTRATIVE	$2,853,019	$5,085,000	$(55,000)	(c)	$7,883,019
RESEARCH AND DEVELOPMENT	$262,000	$267,000			$529,000
STOCK OPTION AND WARRANT EXPENSE	$1,511,000	$-			$1,511,000
INVESTOR RELATIONS	$-	$41,000			$41,000
PROFESSIONAL FEES	$109,000	$914,029			$1,023,029
Loss From Operations	$(2,689,019)	$(4,002,029)	$(55,000)		$(6,636,048)

		$-	$-		$-
Interest Income		$10,000	$-		$10,000
Interest Expense	$(878,000)				$(878,000)
Provision for income tax	$-	$(2,000)			$(2,000)
Total other income (expense)	$(878,000)	$8,000	$-		$(870,000)

Net Income (Loss)	$(3,567,019)	$(3,994,029)	$55,000		$(7,506,048)

Cumulative Preferred dividends	$-	$-			$-

Net Loss Available to Common Shareholders	$(3,567,019)	$(3,994,029)	$55,000		$(7,506,048)

Basic and Diluted Loss per share	$(0.10)				$(0.11)

Basic Shares Outstanding	38,830,015		28,272,064	(d)	67,102,079

(a)	Represents the elimination of intercompany sales
(b)	Represents the elimination of intercompany cost of sales
(c)	Represents the elimination of intercompany rent expense of sublease
(d)	Represents the net change in total combined common stock outstanding

NOTE 11 - PREFERRED AND COMMON STOCK

Convertible, Redeemable Series A Preferred Stock

The accompanying notes are an intergral part of these financials

Index

NUTEACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company’s Series A preferred stock was convertible at the option of the holder at $1 per share into the Company’s common stock, subject to certain anti-dilution provisions. In addition, the Series A preferred stock will automatically convert into common stock in the event of a qualified public trading benchmark, which is defined as (i) the common stock is listed on a national exchange at twice its conversion price or (ii) the common stock is quoted on the over-the-counter bulletin board at an average bid price of at least $1.25 per share over any 30-day trading period. At December 31, 2004, all the outstanding preferred stock was either repurchased or converted under option (ii) above.

During the year ended December 31, 2004 the Company:

(1)	repurchased 130,000 shares of preferred stock for $130,000;

(2)	converted 540,000 shares of preferred stock into 630,000 shares of common stock valued at $348,351; and,

(3)	issued 5,759 shares of common stock in payment of preferred stock dividends due in the amount of $5,986.

Convertible, Series B Preferred Stock

On October 4, 2005, certain investors purchased an aggregate of 7,850 shares of Series B Convertible Preferred Stock at a price of $1,000 per share pursuant to the Purchase Agreement. The preferred shares can be converted to shares of common stock at a conversion rate of 2,000 shares of common stock for each preferred share issued in the transaction. Additionally, pursuant to the Purchase Agreement, the investors were issued warrants to purchase an aggregate 7,850,000 shares of common stock at an exercise price of $0.70 per share, valued at $7,690,032. The warrants have a term of five years and are immediately exercisable.

We analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19. We determined that derivative accounting is not applicable for the Series B Convertible Preferred Stock.

An advisor for the financing received a customary fee based on aggregate gross proceeds received from the investors and a warrant to purchase 1,099,000 shares of common stock at an exercise price per share of $0.50 per share valued at $1,085,713

Common Stock

On March 25, 2004, NutraCea established the NutraCea Patent Incentive Plan, which grants 15,000 shares of common stock to each named inventor on each granted patent, which is assigned to NutraCea. Under the terms of this plan during the year ended December 31, 2004, NutraCea issued 180,000 shares of common stock valued at $239,100. During the year ended December 31, 2005, the Company issued 30,000 shares of common stock valued at $12,600.

During the year ended December 31, 2004, NutraCea:

(1)	issued 280,000 shares of common stock to two consultants in settlement of contractual agreements valued at $477,816;

(2)	issued 5,500,000 shares of common stock valued at $8,360,000 to Patricia McPeak, NutraCea’s former Chief Executive Officer for services and cancellation of indebtedness;

(3)	repurchased 344,956 shares of common stock valued at $230,000 from Patricia McPeak the former Chief Executive Officer of NutraCea pursuant to a repurchase agreement;

(4)	converted preferred dividends in the amount of $5,986 into 5,759 shares of common stock;

(5)	issued 3,767,950 shares of common stock to consultants for services rendered valued at $2,542,300;

(6)	issued 640,000 shares of common stock to officers and directors for services rendered valued at $927,800;

(7)	issued 168,626 shares of common stock to vendors in payment of accounts payable totaling $57,944;

(8)	issued 6,579,323 shares of common stock pursuant to the exercise of stock options for cash totaling $2,776,468; and

(9)	converted 540,000 shares of preferred stock to 630,000 shares of common stock pursuant to the Mandatory Conversion paragraph of the Private Placement Memorandum dated November 9, 2001.

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

The accompanying notes are an intergral part of these financials

Index

NUTEACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During the year ended December 31, 2005 NutraCea:

(5)	issued 1,904,805 shares of common stock to seven consultants for services rendered, valued at $906,759;

(6)	issued 70,000 shares of common stock to two officers and directors, valued at $30,100;

(7)	issued a total of 30,000 shares of common stock to two consultants under the Patent Incentive Plan, valued at $12,600; and

(8)	issued 97,000 shares of common stock, valued at $97,655, to Faraday, which was the last required payment to Faraday under the Settlement Agreement dated December 10, 2003.

NOTE 12 - STOCK OPTIONS AND WARRANTS

Expense for stock options and warrants issued to consultants is calculated at fair value using the Black-Scholes valuation method.

On October 31, 2003, the Board of Directors approved and adopted the 2003 Stock Compensation Plan and authorized the President of the Company to execute a registration statement under the Securities Act of 1933 for 10,000,000 shares of common stock. As of December 31, 2005, 9,966,208 shares of common stock and no options have been granted under the 2003 Stock Compensation Plan.

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

During the year ended December 31, 2004, NutraCea:

(1)	issued 6,998,493 warrants with exercise prices between $0.001 and $5.00 per share to consultants. The warrants, valued at $7,761,515, expire at varying times between six months and five years;

(2)	issued 25,000 employee stock options, valued at $21,000, have an exercise price of $0.20, and expire in five years;

(3)	issued 8,000,000 stock options to two officers with an exercise price of $0.30, expiring in 10 years, valued at $800,000; and

(4)
issued 2,400,000 warrants with an exercise price of $0.30, in conjunction with notes payable issued by the Company during the quarter. The warrants are immediately exercisable and expire in seven years from the date of issuance. A total of $786,371 of accrued debt discount expense was recorded relating to the issue of these warrants and is being amortized over the term of the notes payable.

During the year ended December 31, 2005, NutraCea:

(1)
assumed 11,810,507 options and warrants with exercise prices between $0.15 and $1.66 per share relating to the acquisition of RiceX. The warrants, valued a $11,421,684, expire at varying times between 9 months and 10 years;

(2)
issued 1,305,000 options and warrants to purchase common stock to ten consultants, valued at $349,449; The warrants expire from three-five years, and have exercise prices between $0.30 and $1.275 per share;

(3)
issued 1,099,000 warrants to purchase common stock, valued at $1,085,713, for commissions, relating to private placement of preferred stock. The warrants have an exercise price of $0.50 and expire in five years;

(4)	issued 7,850,000 warrants to purchase common stock to 17 investors in conjunction with the preferred private placement, valued at $7,690,032, exercisable for $0.70 and expiring in five years;

(5)	issued 2,200,000 options to 3 employees, valued at $130,000, exercisable between $0.30 and $0.46 per share, expiring in ten years;

(6)	exercised 531,000 options and warrants for common stock for cash in the amount of $105,432; and,

(7)	cashless exercise of 100,000 options and warrants for 66,666 shares of common stock.

The accompanying notes are an intergral part of these financials

Index

NUTEACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables summarize all of the Company’s stock option and warrant transactions:

		EMPLOYEES
	Year Ended		Year Ended
	December 31, 2005		December 31, 2004
	Weighted		Weighted
	Average		Average
	Exercise	Number of	Exercise	Number of
	Price	Shares	Price	Shares

Outstanding, Beginning of Period	$0.34	8,289,700	$0.56	764,700
Granted	$0.31	2,200,000	$0.30	8,025,000
Expired	$0.00	0	$0.00	0
Assumed	$0.36	8,047,765	$0.00	0
Exercised	$0.00	0	$0.01	(500,000)
Outstanding, End of Period	$0.34	18,537,465	$0.34	8,289,700

Exercisable, End of Period	$0.35	16,837,465	$0.34	8,289,700

		CONSULTANTS
	Year Ended		Year Ended
	December 31, 2005		December 31, 2004
	Weighted		Weighted
	Average		Average
	Exercise	Number of	Exercise	Number of
	Price	Shares	Price	Shares

Outstanding, Beginning of Period	$0.98	6,095,156	$0.98	3,196,819
Granted	$0.67	10,554,000	$0.62	9,598,493
Expired	$0.01	(135,004)	$4.94	(220,833)
Assumed	$0.69	3,762,742	$0.00	0
Exercised	$0.12	(531,000)	$0.43	(6,479,323)
Outstanding, End of Period	$0.75	19,745,894	$0.85	6,095,156

Exercisable, End of Period	$0.74	19,115,894	$0.85	5,845,156

Other information regarding stock options and warrants outstanding at December 31, 2005 is as follows:

		Options/Warrants Outstanding		Options/Warrants Exercisable

Range of Exercise Price	Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.01-$0.18	.5-5	144,629	$0.15	144,629	$0.15
$0.20-$0.50	2-10	22,235,898	$0.31	20,535,898	$0.31
$0.60-$0.80	3-5	13,331,333	$0.70	13,081,333	$0.70
$1.00-$2.75	.5-5	2,170,467	$1.26	1,790,467	$1.26
$5.00	4-5	355,670	$5.00	355,670	$5.00
$10.00	10	45,362	$10.00	45,362	$10.00
		38,283,359		35,953,359

The weighted average fair value of the stock options granted during 2005 and 2004 was $0.54 and $.69 respectively. Variables used in the Black Scholes option/warrant-pricing model include (1) 2.0% risk-free interest rate, (2) expected option/warrant life is the actual remaining life of the options/warrants as of each year-end, (3) expected volatility ranged from 112% to 166%, and (4) zero expected dividends.

NOTE 13 - RELATED PARTY TRANSACTIONS

The accompanying notes are an intergral part of these financials

Index

NUTEACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In November 2004, the Board of Directors resolved to purchase a new automobile valued at $73,096 for use by Patricia McPeak, the former Chief Executive Officer. Ms. McPeak waived a car allowance in exchange for use of the automobile.

In 2004, two directors received 100,000 shares of common stock each, to serve as the Chairman of the Medical Advisory Board and the Corporate Medical Director.

Also, in 2004, a director-owned partnership received 300,000 shares of common stock and options to purchase 300,000 shares of common stock, exercisable at $1.00, with 100,000 options vesting immediately and the remaining 200,000 options vesting at 50,000 options per year.

In the first quarter of 2005, 70,000 shares of common stock, valued at $30,100, were issued to two directors.

In April 2005, a direct response marketing company agreed to compensate NutraCea’s former Chief Executive Officer, Patricia McPeak, whereby she will receive a royalty per unit sold resulting from infomercials that will demonstrate specific products of NutraCea. Pursuant to this agreement, Ms. McPeak should have earned approximately $270,000 in 2005 from this direct marketing company. The aggreement provides for royalty payments to be made over the next two years by the direct response marketing company and are not the obligations of NutraCea.

NOTE 14 - 401(K) PROFIT SHARING PLAN

Effective April 2000, NutraCea adopted a 401(k) profit sharing plan (the "Plan") for the exclusive benefit of eligible employees and their beneficiaries. Substantially all employees are eligible to participate in the Plan. Matching contributions to the Plan are 3% of the employees' gross salary, not to exceed a certain percentage. For 2005 and 2004, NutraCea made matching contributions of $40,750 and $16,064 respectively.

NOTE 15 - SUBSEQUENT EVENTS (UNAUDITED)

On January 11, 2006, the Board resolved to issue 100,000 options to a consultant for past services, with an exercise price of $1.00, expiring in 3 years, valued at $34,087. An additional 100,000 options, with an exercise price of $1.00, and expiring in 3 years were authorized with vesting as follows:
50,000 options, if contracts generated gross revenue of $5,000,000 over the next 24 months; and
50,000 options, if contracts generated gross revenue of $10,000,000 over the next 24 months.
In addition, this consultant will be eligible to receive 10% of gross margins on a specified customer.

In January 2006, two individuals exercised 120,000 options/warrants using their cashless exercise provision for a total of 42,576 shares of common stock.

In the first quarter of 2006, a total 15,967 S-8 shares of common stock were issued to one consultant for services rendered, valued at $15,000.

In February and March 2006, six preferred series B stock holders converted 600 shares into 1,200,000 shares of NutraCea common stock. The preferred shares converted at a conversion rate of 2,000 shares of common stock for each preferred share.

In February 2006, we issued 100,000 options to purchase common stock to a director. The options expire in 5 years, have an exercise price of $1.00, and are valued at $71,705.

In January and February 2006, we issued a total of 80,000 options to purchase common stock to three consultants. The options expire from 2.5 to 4 years, have exercise prices from $.50 to $1.00, and are valued at $62,602.

The accompanying notes are an intergral part of these financials

Index

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 8A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the year covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiary) that is required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	OTHER INFORMATION.

None
PART III

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

As a result of the merger with RiceX and effective as of October 4, 2005 James Kluber resigned as the Chief Financial Officer of NutraCea, Patricia McPeak resigned as Chief Executive Officer of NutraCea and Ernie Bodai resigned as a director of NutraCea. Effective as of October 4, 2005 Todd Crow was appointed Chief Financial Officer of NutraCea, Bradley Edson was appointed Chief Executive Officer of NutraCea, Ike Lynch was appointed Chief Operating Officer of NutraCea and Steven Saunders, James Lintzenich and Edward McMillan were appointed to NutraCea’s Board of Directors. All of the newly appointed individuals, with the exception of Mr. Edson, had held similar positions with RiceX.

Index

NAME	AGE	POSITION
Bradley D. Edson (1)(2)	46	Chief Executive Officer, President and Director
Todd C. Crow (1)	57	Chief Financial Officer
Ike E. Lynch (1)	61	Chief Operating Officer
Margie D. Adelman	45	Secretary and Senior Vice President
David Bensol (3)(4)	50	Director
Eliot Drell (4)	51	Director
James C. Lintzenich (2)(3)(4)	52	Director
Edward L. McMillan (2)(3)	60	Director
Patricia McPeak (5)	65	Director, Chairperson of the Board
Steven W. Saunders	50	Director

(1)	Messrs. Edson, Crow and Lynch also serve as Chief Executive Officer, Chief Financial Officer and Chief Operating Officer of our subsidiary, The RiceX Company.
(2)	Messrs. Edson, Lintzenich and McMillan are also on the Board of Directors of our subsidiary, The RiceX Company.
(3)	Member of the Audit Committee.
(4)	Member of the Compensation Committee.
(5)	Resigned as our Chief Executive Officer on October 4, 2005, remains as one of our director and Chairperson of the Board.

DIRECTORS AND EXECUTIVE OFFICERS

Bradley D. Edson, has served as our Chief Executive Officer since October 2005 and as our President and as one of our directors since December 2004. Since October 2005, Mr. Edson also serves as Chief Executive Officer of our subsidiary, The RiceX Company, and one of its directors. Mr. Edson was formerly the Chairman and CEO of Vital Living Inc. (OTC BB: VTLV), a company that primarily developed and marketed nutraceuticals. Prior to Vital Living, Mr. Edson spent a decade developing a nationwide insurance agency focused on distribution channels for specialty products for the retail market. Prior to that, Mr. Edson was a former principal and officer of a NASD broker/dealer firm. Mr. Edson holds a Bachelor of Science Degree in Finance from Arizona State University.

Todd C. Crow, has served as our Chief Financial Officer since October 2005. Mr. Crow has served as Vice President of Finance and Chief Financial Officer of The RiceX Company since November 1998 and as Secretary of The RiceX Company from January 1999 to October 2005. From September 1997 to November 1998, Mr. Crow was Controller of The RiceX Company and from May 1996 to September 1997, he was The RiceX Company’s Chief Financial Officer. Prior to joining The RiceX Company, Mr. Crow held senior financial positions with the Morning Star Group, an agri-business holding company, and Harter, Inc., a food-processing manufacturer.

Ike E. Lynch has served as our Chief Operating Officer since October 2005. Mr. Lynch also currently serves as Chief Operating Officer of The RiceX Company and President and Chief Operating Officer of RiceX Nutrients . From January 1997 through 2004, Mr. Lynch served as Vice President of Operations and International Business Development of The RiceX Company. In 2005, Mr. Lynch became Chief Executive Officer of The RiceX Company and served in that position until the RiceX/NutraCea merger. From 1966 through 1982, Mr. Lynch was employed by the H. J. Heinz Company in various management roles, culminating with the President and CEO position of the Hubinger Company, a subsidiary of Heinz. In 1982, Mr. Lynch left Heinz to become President and CEO of Dawn Enterprises LLC, specializing in Ethanol production and marketing. Mr. Lynch left Dawn Enterprises in 1989 to form Centennial Foods, Incorporated, where he served as President and Chief Executive Officer until the acquisition of Centennial Foods by The RiceX Company in 1997.

Margie D. Adelman, was appointed Senior Vice President in January 2005 and Secretary of NutraCea in February 2005. From 2000 to 2004 Ms. Adelman owned and operated Adelman Communications, a full service public relations firm based in Boca Raton, Florida. From 1994 to 2000 Ms. Adelman was President of TransMedia Group, the largest public relations firm in Florida. Ms. Adelman holds a doctorate in Naturopathic Medicine from the Clayton School of Natural Medicine.

Index

David Bensol, has served as one of our directors since March 2005. Mr. Bensol currently is a management consultant. Mr. Bensol was the former CEO of Critical Home Care, which recently merged with Arcadia Resources, Inc. (OTC BB: ACDI). Mr. Bensol was the Executive Vice President and Director of Arcadia Resources from May 2004 until his resignation from those positions in December 2004. In 2000, Mr. Bensol founded what eventually became Critical Home Care, through a series of acquisitions and mergers. From 1979 to 1999 Mr. Bensol founded several companies which became successful companies in the areas of home medical equipment providers, acute care pharmacy providers and specialty support surface providers. Mr. Bensol became a registered pharmacist in 1979.

Dr. Eliot Drell, has been one of our directors since February 2004. Dr. Drell has been the Chief of Gastroenterology at Mercy Hospital, Folsom, California since 1984. Dr. Drell’s past medical appointments including acting as a Director of the Endoscopic unit at Mercy Hospital of Folsom, California and Marshall Hospital; Chief of Medicine at Mercy Hospital; Member of the Medical Executive Committee at both Mercy Hospital and Marshall Hospital; and Assistant Professor at U.C. Davis Medical Center. Dr. Drell is an active speaker and lecturer for major pharmaceutical companies.

James C. Lintzenich, has served as one of our directors since October 2005. Mr. Lintzenich has been a director of The RiceX Company since June 2003. Mr. Lintzenich has been a management consult since April 2001. From August 2000 to April 2001 Mr. Lintzenich served as President and Chief Operating Officer of SLM Corporation (Sallie Mae), an educational loan institution. From December 1982 to July 2000, Mr. Lintzenich held various senior management and financial positions including Chief Executive Officer and Chief Financial Officer of USA Group, Inc., a guarantor and servicer of educational loans. Mr. Lintzenich currently serves on the Board of Directors of AdminaStar Federal, Inc. (a Wellpoint, Inc. subsidiary) and the Lumina Foundation for Education.

Edward L. McMillan, has served as one of our directors since October 2005. Mr. McMillan has been a director of The RiceX Company since July 2004. From January 2000 to present Mr. McMillan owns and manages McMillan LLC., a transaction consulting firm which provides strategic consulting services and facilitates mergers and/or acquisitions predominantly to food and agribusiness industry sectors. From July 2004 to October 2005, Mr. McMillan was a director of The RiceX Company. From June 1969 to December 1987 he was with Ralston Purina, Inc. and Purina Mills, Inc. where he held various senior level management positions including marketing, strategic planning, business development, product research, and business segment management. From January 1988 to March 1996, McMillan was President and CEO of Purina Mills, Inc. From August 1996 to July 1997, McMillan presented a graduate seminar at Purdue University. From August 1997 to April 1999 he was with Agri Business Group, Inc. Mr. McMillan currently serves on the boards of directors of Balchem, Inc. (AMEX:BCP); Durvet, Inc.; Newco Enterprises, Inc.; CHB LLC.; and Hintzsche, Inc. Mr. McMillan also serves as Chair of the University of Illinois Research Park, LLC and the University of Illinois Alumni Association.

Patricia McPeak, founder, has served as one of our directors since December 2001. From December 2001 to October 2005, Ms. McPeak served as our Chief Executive Office. She remains as our Board Chairperson, a position held since December 2001. She was the founder of NutraStar Technologies Incorporated and was the Chief Executive Officer, President and a director of NutraStar Technologies Incorporated from its formation in February 2000 until the reorganization transaction with NutraCea. From May 1989 until February 2000 she was the President and a director of The RiceX Company, which she co-founded. From 1981 to 1989, Ms. McPeak was an executive officer of Brady International, Inc. a company engaged in providing stabilized rice bran, which she also co-founded. Ms. McPeak has extensive experience in the field of protein and ingredient production, having served as an executive in the industry for 25 years.

Steven W. Saunders, has served as one of our directors since October 2005. He was a director of The RiceX Company from August 1998 to October 2005. Mr. Saunders has been President of Saunders Construction, Inc., a commercial construction firm, since February 7, 1991, and President of Warwick Corporation, a business-consulting firm.

All executive officers serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

Index

Our success, if any, will be dependent to a significant extent upon certain key management employees, including Messrs. Edson, Crow and Lynch and Mesdames McPeak and Adelman. We have entered into employment agreements with them as described under caption “Employment Contracts.”

BOARD OF DIRECTORS

All directors are elected annually and serve until the next annual meeting of shareholders or until the election and qualification of their successors. Each of our directors has served continuously since the date indicated above. Directors are elected annually at the meeting of the shareholders to serve a term of one year or until the next annual meeting of shareholders unless they die, resign or are removed. The remaining directors, though less than a quorum, may fill vacancies occurring on the Board of Directors and persons elected to fill vacancies serve until the next annual meeting of shareholders unless they die, resign or are removed.

BOARD COMMITTEES

Our Board has established an Audit Committee and a Compensation Committee.

Our Audit Committee consists of Jim Lintzenich, David Bensol and Ed McMillan. Each of Messrs. Lintzenich, Bensol and McMillan are considered independent directors according to Rule 4200(a)(15) of the NASD’s listing standards. The Board of Directors has determined that Mr. Lintzenich meets the requirements of an “audit committee financial expert” within the meaning of Item 401 of Regulations S-B. Our Audit Committee facilitates and maintains open communications among our Board, our Audit Committee, senior management and our independent auditors. Our Audit Committee also serves as an independent and objective party to monitor our financial reporting process and internal control system. In addition, our Audit Committee reviews and appraises the efforts of our independent auditors. Our Audit Committee meets periodically with management and our independent auditors. The Audit Committee, formed December 15, 2005, held no meetings in fiscal year 2005. Our Board has determined that the chairman of our Audit Committee, Mr. Lintzenich, meets the Securities and Exchange Commission's definition of audit committee financial expert. Mr. Lintzenich is “independent”, as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Our Compensation Committee, consisting of David Bensol, chairman, James C. Lintzenich and Eliot Drell establishes salary, incentive and other forms of compensation for our Chief Executive Officer, and authorizes equity transactions for NutraCea. Our Compensation Committee meets periodically with management and our independent auditors. Our Compensation Committee, formed December 15, 2005, held no meetings in fiscal year 2005.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of our records, we are not aware of any of our officers, directors or beneficial owners of more than 10% of our securities that failed to timely file one or more reports disclosing beneficial ownership of our securities as required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 2005.

CODE OF ETHICS

We are currently developing an Executive Code of Ethics to be applied to our Chief Executive Officer, President, Chief Financial Officer, Controller and other members of our management team. The Board of Directors has not completed a review of the best practices relating to the adoption of Codes of Ethics or acted to adopt the Code of Ethics proposed by members of management. When adopted, the code will comply with the requirements imposed by the Sarbanes-Oxley Act of 2002 and the rules issued thereunder for codes of ethics applicable to such officers. Our Board has reviewed and will continue to evaluate its role and responsibilities with respect to the new legislative and other requirements of the Securities and Exchange Commission. Also when adopted, the code will be available for viewing on our Website, www.nutracea.com. Upon request, a copy of the code of ethics will be provided without charge upon written request to NutraCea, 1261 Hawk’s Flight Court, El Dorado Hills, CA 95762.

Item 10.	EXECUTIVE COMPENSATION.

Index

The following Summary Compensation Table shows the aggregate compensation paid or accrued by NutraCea during fiscal years 2005, 2004 and 2003 to (i) each person who served as NutraCea’s Chief Executive Officer during 2005, and (ii) the four most highly compensated officers other than the Chief Executive Officer who were serving as executive officers at the end of 2005 and whose total annual salary and bonus in such year exceeded $100,000, and (iii) up to two additional individuals for whom disclosures would have been provided in this table but for the fact that such persons were not serving as executive officers as of the end of fiscal 2005 (collectively with the Chief Executive Officer, the “Named Executive Officers”).

		Summary Compensation Table

		for Years Ended December 31, 2005, 2004 and 2003
		Annual Compensation					Long-Term Compensation
							Awards

Name and					Other annual		Restricted stock	Securities underlying		All other
principal position	Year	Salary		Bonus	compensation		awards	options		compensation
Bradley Edson,	2005	$62,000		$250,000	$7,200		35,000	—		—
Chief Executive	2004	2,000		—	—		—	6,000,000		$125,000	(2)
Officer(1)

Patricia McPeak,	2005	150,000		$150,000		(6)	—	—		—
Chief Executive	2004	150,000		100,000	85,096	(5)	53,200	2,000,000		8,360,000	(3)
Officer(4)	2003	150,000		100,000		(6)	—	—		—

Margie D. Adelman,	2005	135,000		78,000		(6)	—	2,000,000	(8)	—
Secretary, Senior
Vice President

Ike E. Lynch	2005	135,000	(7)	76,000		(6)	—	564,557	(9)	41,000	(10)
Chief Operating	2004	NA	(11)
Officer	2003	NA	(11)

Todd C. Crow	2005	148,000	(8)	78,000		(6)	—	537,678	(9)	22,000	(10)
Chief Financial	2004	NA	(11)
Officer	2003	NA	(11)

(1)
Mr. Edson became President on December 17, 2004 and Chief Executive Officer on October 4, 2005. In 2004, Mr. Edson was compensated $72,000 in consulting fees which services were rendered through a firm that he was a principle.

(2)	Consists of $125,000 paid as consulting fees prior to Mr. Edson becoming President.
(3)	Represents the market value at time of issuance of 5,500,000 shares of NutraCea common stock issued to Ms. McPeak for services rendered and cancellation of indebtedness.
(4)	Ms. McPeak resigned as Chief Executive Officer on October 4, 2005.
(5)	Includes $73,096 paid by NutraCea to purchase an automobile for Ms. McPeak.
(6)	Other Annual Compensation is less than 10% of Salary.
(7)	Represents total salary paid during 2005, nine months paid by RiceX, three months paid by NutraCea, the combined company.
(8)
Represents two warrants, one to purchase 1,000,000 shares of NutraCea’s common stock, valued at $130,000, at an exercise price of $0.30 per share were issued and vest 500,000 at signing of the employment agreement and 500,000 on January 25, 2006, and one warrants to purchase 1,000,000 shares of NutraCea’s common stock at an exercise price of $0.30 per share were also issued and will vest upon the achievement of NutraCea obtaining “Gross Sales over $25,000,000” and NutraCea reports a positive EBITDA for the period. All warrants expire in ten years from the date of issuance.

Index

(9)
Represents the options assumed by NutraCea as a result of the Merger. In 2005 Mr. Lynch was issued an option to purchase 735,111 shares of RiceX common stock, exchanged for an option to purchase 564,557 shares of NutraCea common stock. In 2005 Mr. Crow was issued an option to purchase 700,111 shares of RiceX common stock, exchanged for an option to purchase 537,678 shares of NutraCea common stock.

(10)	Represents payment for accrued vacation payments from RiceX in accordance with the merger document and contributions to 401-K program.
(11)	NA-Table does not include compensation paid to the individual as an officer of RiceX prior to the merger with NutraCea in 2005.

OPTION ACTIVITY IN 2005 TO EXECUTIVES

The following table sets forth for each of the Named Executive Officers certain information concerning warrants and stock options activity granted during 2005.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Market Price ($/Sh)	Expiration Date
Margie D. Adelman(1)	2,000,000	91%	$0.30	$0.43	1/23/2015
Ike E. Lynch(2)	564,557	42%	$0.30	$0.18	3/30/2015
Todd C. Crow(3)	537,678	40%	$0.30	$0.18	3/30/2015

(1)
Warrants were granted as required by Ms. Adelman’s employment contract. One million shares of NutraCea’s common stock, valued at $130,000, at an exercise price of $0.30 per share were issued and vest 500,000 at signing of the employment agreement and 500,000 on January 25, 2006, and one warrant to purchase 1,000,000 shares of NutraCea’s common stock at an exercise price of $0.30 per share were also issued and will vest upon the achievement of NutraCea obtaining “Gross Sales over $25,000,000” and NutraCea reports a positive EBITDA for the period. All warrants expire ten years from the date of issuance.

(2)
Options were granted to Mr. Lynch. In 2005 Mr. Lynch was issued an option to purchase 735,111 shares of RiceX common stock, exchanged for an option to purchase 564,557 shares of NutraCea common stock. One half of the option shares were fully vested and exercisable at $0.30 per share upon date of grant, or March 31, 2005. The remaining option shares vest and become exercisable proportionately over three years. On the third anniversary of the grant date, March 31, 2008, all option shares are vested and exercisable at $0.30 per share.

(3)
Options were granted to Mr. Crow. In 2005 Mr. Crow was issued an option to purchase 700,111 shares of RiceX common stock, exchanged for an option to purchase 537,678 shares of NutraCea common stock. One half of the option shares were fully vested and exercisable at $0.30 per share upon date of grant, or March 31, 2005. The remaining option shares vest and become exercisable proportionately over three years. On the third anniversary of the grant date, March 31, 2008, all option shares are vested and exercisable at $0.30 per share.

STOCK OPTION EXERCISES AND YEAR-END VALUE TABLE

The table below reflects the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 2005 for the Named Executive Officers. Values for “in-the-money” options represent the position spread between the exercise price of existing options and the market value for our common stock on December 31, 2005.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
OPTION/SAR VALUES

Index

	Shares Acquired on	Value Realized	Number of Unexercised Options		Value of Unexercised In-the-Money Options
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
None

DIRECTOR COMPENSATION

Prior to the Merger with RiceX and the formation of the Board of Directors for our combined Company, effective October 4, 2005, NutraCea provided compensation to its directors for serving in such capacity in the form of grants of common stock from our 2003 Stock Compensation Plan. Upon joining the Board, NutraCea provides a one time issuance of 35,000 shares of restricted common stock to each board member, whether an employee or non-employee, for the first year of service on our Board plus reimbursement of expenses. This compensation program was replaced with a new compensation program, effective April 1, 2006, see below.

Common Stock Grants to Directors in the Year Ended December 31, 2005

Name	Shares Acquired	Value Realized
Bradley D. Edson	35,000	$14,000
David Bensol	35,000	$16,100
Eliot Drell, MD	-	-
James C. Lintzenich *	-	-
Edward L. McMillan *	-	-
Patricia McPeak	-	-
Steven Saunders *	-	-
Ernie Bodai, MD **	-	-
____________
* Appointed to the Board October 4, 2005.
** Mr. Bodai resigned as Director on September 28, 2005.

In a Board of Directors meeting held January 11, 2006 a new Director compensation program, subject to our cash flow condition, was adopted to be effective April 1, 2006 for independent Board members. In the second quarter of 2006 each independent Board member will receive $12,000 annual cash retainer, $1,000 to participate in each Board meeting, $500 if it’s a telephonic meeting, $2,000 per year to serve on the Audit and Compensation Committee with an additional $1,000 to serve as a committee chairman. Each non-employee Director will also receive a warrant to purchases 35,000 shares of our common stock per year.

EMPLOYMENT AGREEMENTS

On December 17, 2004, NutraCea entered into an employment agreement that expires December 31, 2007 with its current President and Chief Executive Officer, Bradley D. Edson, pursuant to which NutraCea is to pay Mr. Edson a base salary of $50,000 in year one; a base salary of $150,000 in year two; and a base salary of $250,000 in year three. The agreement also provides that Mr. Edson is entitled to an annual incentive bonus based upon performance and to be provided a car allowance of $600 per month. The incentive bonus is payable annually within 10 days of the completion of NutraCea’s annual independent audit. The bonus is one percent of NutraCea’s “Gross Sales over $25, 000,000,” but only if NutraCea reports a positive EBITDA for the period. The bonus amount is limited to a maximum of $750,000 in any calendar year. In addition, Mr. Edson was issued warrants to purchase 6,000,000 shares of NutraCea’s common stock at an exercise price of $0.30 per share. The warrants are immediately exercisable and expire ten years from the date of issuance.

On January 25, 2005, NutraCea entered into a three year employment agreement with Margie D. Adelman, NutraCea’s Senior Vice President and Secretary, pursuant to which NutraCea is to pay Ms. Adelman a base salary of $150,000 per year. The agreement also provides that Ms. Adelman is entitled to a one-time initial bonus of $25,000 and will be eligible for future incentive bonuses based solely on the discretion of NutraCea’s Chief Executive Officer or President and the approval of NutraCea’s Compensation Committee. Ms. Adelman was issued a warrant to purchase 1,000,000 shares of NutraCea’s common stock at an exercise price of $0.30 per share, 500,000 shares of which vested upon signing and 500,000 shares of which will vest on January 25, 2006, subject to forfeiture under certain terms and conditions. In addition, Ms Adelman was issued warrants to purchase 1,000,000 shares of NutraCea’s common stock at an exercise price of $0.30 that will vest upon the achievement of NutraCea obtaining “Gross Sales over $25,000,000” and NutraCea reporting a positive EBITDA for the period. All warrants expire ten years from the date of issuance. On February 26, 2006, the agreement was modified to include a car allowance of $600 per month, a cost of living increase for the balance of the term of her agreement, and an additional week of paid vacation per calendar year.

Index

In September 2005, we entered into a First Amendment to employment agreement with Todd C. Crow, pursuant to which we assumed the employment agreement between Mr. Crow and The RiceX Company. The employment agreement, as amended, provides that Mr. Crow will serve as Chief Financial Officer of NutraCea and the RiceX Company. Mr. Crow’s employment agreement, as amended, provides that Mr. Crow will receive an annual base salary of $150,000, which salary will be reviewed annually and be adjusted to compensate for cost of living adjustments in the Sacramento metropolitan area. The agreement terminates on October 4, 2008. The term will be automatically extended for an additional one-year term unless either party delivers notice of election not to extend the employment at least 90 days prior to the expiration of the initial term. Mr. Crow's employment may be terminated prior to the expiration of the agreement by the mutual written agreement of the parties or in the event of Mr. Crow's disability. For the purposes of the employment agreement, "disability" means Mr. Crow's inability, due to physical or mental impairment, to perform his duties and obligations, despite reasonable accommodation by us, for a period exceeding three months. Mr. Crow's employment may also terminated in the event of his death, notice by us of termination for cause (as defined in the agreement), or written notice by us of termination without cause, upon fourteen (14) days notice. Mr. Crow is entitled to compensation for early termination. If Mr. Crow is terminated without cause, we will pay to Mr. Crow, as liquidated damages and in lieu of any and all other claims which Mr. Crow may have against us, the amount equal to Mr. Crow's monthly base salary multiplied by the number of months remaining in the term of this agreement, or a payment amount equal to one year of Mr. Crow's base salary, whichever is greater. If Mr. Crow is terminated as the result of a change in control transaction (as defined in the employment agreement, as amended) and Mr. Crow is not employed in the same capacity or being paid the same base salary as he was employed with us, then Mr. Crow will receive a severance payment equal to two (2) years of Mr. Crow’s Base Salary, or the balance remaining to be paid under the terms of the agreement, whichever is greater.

In September 2005, we entered into a First Amendment to employment agreement with Ike E. Lynch, pursuant to which we assumed the employment agreement between Mr. Lynch and The RiceX Company. The employment agreement, as amended, provides that Mr. Lynch will serve as Chief Operating Officer of NutraCea, The RiceX Company and RiceX Nutrients, Inc., a subsidiary of The RiceX Company. The employment agreement, as amended, provides that Mr. Lynch will receive an annual base salary of $150,000, which salary will be reviewed annually and be adjusted to compensate for cost of living adjustments in the Sacramento metropolitan area. The agreement terminates on October 4, 2008. The term will be automatically extended for an additional one-year term unless either party delivers notice of election not to extend the employment at least 90 days prior to the expiration of the initial term. Mr. Lynch's employment may be terminated prior to the expiration of the agreement by the mutual written agreement of the parties or in the event of Mr. Lynch's disability. For the purposes of the employment agreement, "disability" means Mr. Lynch's inability, due to physical or mental impairment, to perform his duties and obligations, despite reasonable accommodation by us, for a period exceeding three months. Mr. Lynch's employment may also terminated in the event of his death, notice by us of termination for cause (as defined in the agreement), or written notice by us of termination without cause, upon fourteen (14) days notice. Mr. Lynch is entitled to compensation for early termination. If Mr. Lynch is terminated without cause, we will pay to Mr. Lynch, as liquidated damages and in lieu of any and all other claims which Mr. Lynch may have against us, the amount equal to Mr. Lynch's monthly base salary multiplied by the number of months remaining in the term of this agreement, or a payment amount equal to one year of Mr. Lynch's base salary, whichever is greater. If Mr. Lynch is terminated as the result of a change in control transaction (as defined in the employment agreement, as amended) and Mr. Lynch is not employed in the same capacity or being paid the same base salary as he was employed with us, then Mr. Lynch will receive a severance payment equal to one hundred eighty thousand dollars ($180,000).

On December 10, 2004, Patricia McPeak entered into an employment agreement with us. The employment agreement has a term of three years and provides that Ms. McPeak will be paid a base salary of $150,000 per year for the first two years of the term and $250,000 for the third year of the term. The agreement also provides that Ms. McPeak is entitled to an annual incentive bonus based upon performance. The incentive bonus is payable annually within 10 days of the completion of NutraCea’s annual independent audit. The bonus is one percent of our “Gross Sales over $25,000,000,” but only if we report a positive EBITDA for the period. The bonus amount is limited to a maximum of $750,000 in any calendar year. In addition, we issued to Ms. McPeak a warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.30 per share. The warrant is immediately exercisable and expires ten years from the date of issuance. The warrant is subject to a lock-up agreement through December 31, 2007.

Index

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

NutraCea’s Articles of Incorporation provide that it will indemnify its officers and directors, employees and agents and former officers, directors, employees and agents unless their conduct is finally adjudged as involving intentional misconduct, fraud or a knowing violation of the law and were material to the cause of action. This indemnification includes expenses (including attorneys’ fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by these individuals in connection with such action, suit, or proceeding, including any appeal thereof, subject to the qualifications contained in California law as it now exists. Expenses (including attorneys’ fees) incurred in defending a civil or criminal action, suit, or proceeding will be paid by NutraCea in advance of the final disposition of such action, suit, or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount, unless it shall ultimately be determined that he or she is entitled to be indemnified by NutraCea as authorized in the Articles of Incorporation. This indemnification will continue as to a person who has ceased to be a director, officer, employee or agent, and will benefit their heirs, executors, and administrators. These indemnification rights are not deemed exclusive of any other rights to which any such person may otherwise be entitled apart from the Articles of Incorporation. California law generally provides that a corporation shall have the power to indemnify persons if they acted in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of NutraCea and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. In the event any such person is judged liable for negligence or misconduct, this indemnification will apply only if approved by the court in which the action was pending. Any other indemnification shall be made only after the determination by NutraCea’s board of directors (excluding any directors who were party to such action), by independent legal counsel in a written opinion, or by a majority vote of shareholders (excluding any shareholders who were parties to such action) to provide such indemnification.

NutraCea carries Officers and Directors insurance. The aggregate limit of liability for the policy period (inclusive of costs of defense) is $5,000,000. The policy period ends on October 1, 2006.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of NutraCea pursuant to the foregoing provisions, or otherwise, NutraCea has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock and Series B preferred stock as of March 3, 2006, or the Reference date by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of that class of our stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. As of the Reference Date, March 3, 2006 there were 68,350,622 shares of our common stock outstanding and unexercised warrants and options representing 38,283,359 shares. We have authorized Series A preferred stock, but none of these shares are outstanding. We also have authorized 20,000,000 shares convertible Series B preferred stock of which 7,250 shares are outstanding and convertible to 14,500,000 of our common stock as of March 3, 2006.

The table is based on information provided to us or filed with the Securities and Exchange Commission (“SEC”) by our directors, executive officers and principal shareholders. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of common stock issuable upon conversion of Series B Preferred Stock or issuable upon exercise of options and warrants that are currently exercisable or are exercisable within 60 days after March 3, 2006, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other shareholder in the first four columns. The shares of common stock issuable upon conversion of Series B Preferred Stock are deemed outstanding for the purposes of computing the percentage ownership of all persons in the last two columns. Unless otherwise indicated, the address for each shareholder listed in the following table is c/o NutraCea, 1261 Hawk’s Flight Court, El Dorado Hills, CA 95762.

Index

	Shares of Common Stock Beneficially Owned		Shares of Series B Preferred Stock Beneficially Owned			Shares of Common Stock Beneficially Owned (Assuming Preferred Stock Conversion)
Name and Address of Beneficial Owner	Number (1)	Percentage (1)	Number (2)	Percentage (2)		Number (3)	Percentage (3)
Patricia McPeak(4)	14,061,168	19.46%	-	*	%	14,061,168	16.21%
Leonardo, L.P.(5) 245 Park Avenue, 26th Floor New York, NY 10167	7,500,000	9.89	2,500	34.48		7,500,000	8.30
Bradley D. Edson(6)	6,155,000	8.28	-	*		6,155,000	6.93
Monsanto 800 N. Lindbergh St. Louis, MO 63167	5,504,552	8.05	-	*		5,504,552	6.64
Funds related to Pequot Capital Management, Inc.(7) 500 Myala Farm Road Westport, CT 06880	5,250,000	7.13	1,750	24.14		5,250,000	5.96
The Pinnacle Fund, L.P.(8)	3,000,000	4.20	1,000	13.79		3,000,000	3.49
James C. Lintzenich(9)	2,883,019	4.13	-	*		2,883,019	3.42
Funds related to Enable Partners(10) One Ferry Building, Suite 255 San Francisco, CA 94111	1,750,000	2.50	500	6.90		1,750,000	2.07
Funds related to Xerion Partners Equity(11)	2,100,000	2.98	700	9.66		2,100,000	2.47
Ike E. Lynch(12)	1,663,983	2.39	-	*		1,663,983	1.98
Todd C. Crow(12)	1,393,416	2.00	-	*		1,393,416	1.65
Margie D. Adelman(12)	1,059,442	1.53	-	*		1,059,442	1.26
Eliot Drell(13)	1,048,335	1.52	-	*		1,048,335	1.26
Steven W. Saunders(14)	1,047,194	1.52	-	*		1,047,194	1.26
Edward L. McMillan(15)	171,337	*	-	*		171,337	*
David Bensol	35,000	*	-	*		35,000	*
All directors and executive officers as a group (10 persons)(16)	29,517,894	34.88				29,517,894	29.78

Index

*	less than 1%

(1)
Applicable percentage of ownership is based on 68,350,622 shares of our common stock outstanding as of March 3, 2006, together with applicable options and warrants for such shareholder exercisable within 60 days of March 3, 2006.

(2)	Applicable percentage of ownership is based on 7,400 shares of Series B preferred stock outstanding as of March 3, 2006.

(3)
Applicable percentage of ownership is based on 68,350,622 shares of our capital stock outstanding as of March 3, 2006, 14,800,000 shares of our capital stock issuable upon conversion of all of the Series B Convertible Preferred Stock outstanding as of March 3, 2006, together with applicable options or warrants for such shareholder exercisable within 60 days of March 3, 2006.

(4)
Includes 8,692,015 shares of common stock and 2,002,882 shares issuable upon the exercise of options and warrants. Also includes 1,311,900 shares owned and 1,900,773 shares issuable upon exercise of options held by reporting person’s spouse. Also includes 153,598 shares held by a trust controlled by the reporting person and her spouse. The reporting person disclaims beneficial ownership with regard to all shares owned by her spouse.

(5)
Includes 2,500,000 shares issuable upon exercise of warrants and 5,000,000 shares issuable upon conversion of Series B Convertible Preferred Stock. Leonardo Capital Management Inc. (“LCMI”) is the sole general partner of Leonardo, L.P. Angelo, Gordon & Co., L.P. (“Angelo, Gordon”) is the sole director of LCMI. John M. Angelo and Michael L. Gordon are the principal executive officers of Angelo, Gordon. Each of Angelo, Gordon and Messrs. Angelo and Gordon disclaim beneficial ownership of the securities held by Leonardo, L.P.

(6)	Includes 155,000 shares of common stock and 6,000,000 shares issuable upon exercise of warrants.

(7)
Securities beneficially owned by Pequot Capital Management, Inc. represent Shares of common stock underlying Series B convertible preferred, of which 2,062,000 shares are held of record by Pequot Scout Fund, L.P. and 1,438,000 shares are held of record by Pequot Mariner Master Fund, L.P. In addition, represents shares of common stock underlying warrants immediately exercisable of which 1,031,000 shares are held of record by Pequot Scout Fund, L.P. and 719,000 shares are held of record by Pequot Mariner Master Fund, L.P. Pequot Capital Management, Inc., which is the Investment Manager/Advisor to the above named funds exercises sole dispositive, investment and voting power for all the shares. Arther J. Samberg is the sole shareholder of Pequot Capital Management, Inc. and disclaims beneficial ownership of the shares except for his pecuniary interest.

(8)
Securities beneficially owned by The Pinnacle Fund, L.P. represent 2,000,000 shares of common stock underlying Series B convertible preferred stock and 1,000,000 shares of common stock underlying warrants immediately exercisable. Pinnacle Advisers, L.P., which is the investment advisor and general partner of The Pinnacle Fund, L.P., has sole dispositive, investment and voting power for all the shares. Pinnacle Fund Management, L.L.C is the general partner of Pinnacle Advisors, L.P. Barry M. Kitt is the sole member of Pinnacle Fund Management, L.L.C. and disclaims beneficial ownership of the shares except for his pecuniary interest. The address for The Pinnacle Fund, L.P. is 4965 Preston Park Blvd., Suite 240, Plano, Texas 75093.

Index

(9)
Includes 25,000 shares of common stock and 115,197 shares issuable upon exercise of options held by the reporting person. Also includes 1,371,411 shares of common stock and an additional 1,371,411 shares of common stock issuable upon exercise of a warrant held by Intermark Group Holdings, LLC of which the filing person is the owner.

(10)
Securities beneficially owned by Enable Partners represent shares of common stock underlying Series B convertible preferred stock, of which 800,000 shares are held of record by Enable Growth Partners LP and 200,000 shares are held of record by Enable Opportunity Partners LP. In addition, represents shares of common stock underlying warrants immediately exercisable of which 600,000 shares are hold of record by Enable Growth Partners LP and 150,000 shares are held of record by Enable Opportunity Partners LP. The natural person who has voting and dispositive power for the shares held by both funds named above is Mitch Levine, who is Managing Partner of both funds. Mr. Levine disclaims beneficial ownership of the shares except for his pecuniary interest.

(11)
Securities beneficially owned by Xerion Partners Equity represent shares of common stock underlying Series B convertible preferred stock, of which 700,000 shares are held of record by Xerion Partners I LLC and 700,000 shares are held of record by Xerion Partners II Master Fund Limited. In addition, represents shares of common stock underlying warrants immediately exercisable of which 350,000 shares are held of record by Xerion Partners I LLC and 350,000 shares are hold of record by Xerion Partners II Master Fund Limited. The natural persons who have voting and dispositive power for the shares held by Xerion Partners I LLC are S. Donald Sussman and Daniel J. Arbess. Messrs. Sussman and Arbess disclaim beneficial ownership of the shares except for their pecuniary interests. The natural person who has voting and dispositive power for the shares held by Xerion Partners II Master Fund Limited is Daniel J. Arbess. Mr. Arbess disclaims beneficial ownership of the shares except for his pecuniary interest. The address for Xerion Partners I LLC is Two American Lane, Greenwich, Connecticut 06836. The address for Xerion Partners II Master Fund Limited is 450 Park Avenue, New York, New York 10022.

(12)
Includes options or warrants for the purchase of common stock as follows: Ike E. Lynch, 1,377,371 (also includes 11,065 shares of common stock and 95,228 options for the purchase of common stock held by Mr. Lynch’s wife to which Mr. Lynch disclaims beneficial ownership); Todd C. Crow, 1,383,716; Margie D. Adelman, 1,002,500.

(13)
Includes 145,000 shares of common stock and 252,141 shares issuable upon exercise of options or warrants held by reporting person. Also includes 304,282 shares owned and 314,987 shares issuable upon exercise of options or warrants held by by Drell-Pecha Partnership of which the reporting person is a partner. Also includes 31,925 shares of common stock jointly held by reporting person and spouse.

(14)	Includes 640,002 shares of common stock and 407,192 shares issuable upon exercise of options and warrants.

(15)
Includes 76,798 shares issuable upon exercise of options held by reporting person. Also included 17,740 shares of common stock and 76,799 shares issuable upon exercise of warrants jointly held by reporting person and spouse.

(16)	Includes an aggregate of 16,270,702 shares issuable upon exercise of options and warrants.

2003 STOCK COMPENSATION PLAN

Our Board of Directors adopted the 2003 Stock Compensation Plan, or the 2003 Plan, on October 31, 2003. Under the terms of the 2003 Plan, we may grant up to 10,000,000 warrants, options, restricted common or preferred stock, or unrestricted common or preferred stock to officers, directors, employees or consultants providing services to NutraCea on such terms as are determined by our board of directors. The 2003 Plan provides that our board of directors may also permit officers, directors, employees or consultants to have their bonuses and/or consulting fees payable in warrants, restricted common stock, unrestricted common stock and other awards, or any combination thereof. As of December 31, 2005, a total of 33,792 shares are available for future grants. Our Board administers the 2003 Plan. Under the 2003 Plan, options vest not less than 20% per year and have 10-year terms (except with respect to 10% stockholders which have five-year terms). If we sell substantially all of our assets, are a party to a merger or consolidation in which we are not the surviving corporation, then we have the right to accelerate unvested options and will give the option holder written notice of the exercisability and specify a time period in which the option may be exercised. All options will terminate in their entirety to the extent not exercised on or prior to the date specified in the written notice unless an agreement governing any change of control provides otherwise. In addition, we have granted options to certain officers, directors and employees outside of the 2003 Plan.

Index

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares issued	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders	-0-	N/A	9,966,208	33,792
Equity compensation plans not approved by security holders	38,283,359	$0.55	-0-	38,283,359
Total	38,283,359	$0.55	9,966,208	38,317,151

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Parties Transactions

In November 2004, the Board of Directors resolved to purchase a new automobile valued at $73,096 for use by Patricia McPeak, the former Chief Executive Officer. Ms. McPeak waived a car allowance in exchange for use of the automobile.

In 2004, two directors received 100,000 shares of common stock each, to serve as the Chairman of the Medical Advisory Board and the Corporate Medical Director.

Also, in 2004, a director-owned partnership received 300,000 shares of common stock and options to purchase 300,000 shares of common stock, exercisable at $1.00, with 100,000 options vesting immediately and the remaining 200,000 options vesting at 50,000 options per year.

In the first quarter of 2005, 70,000 shares of common stock, valued at $30,100, were issued to two directors as Director compensation. See Part III, Item 10 - DIRECTOR COMPENSATION.

In April 2005, a direct response marketing company agreed to compensate NutraCea’s former Chief Executive Officer, Patricia McPeak, whereby she will receive a royalty per unit sold resulting from infomercials that will demonstrate specific products of NutraCea. Pursuant to this agreement, Ms. McPeak should have earned approximately $270,000 in 2005 from this direct marketing company. The aggreement provides for royalty payments to be made over the next two years by the direct response marketing company and are not the obligations of NutraCea.

Private Placement Transaction

Index

In October 2005, we sold 7,850 shares of our Series B preferred stock at a price of $1,000.00 per share, and warrants to purchase an aggregate of 7,850,000 shares of our common stock with an exercise price of $0.70 per share, to a small number of sophisticated investors in private placement transactions. Our Series B preferred stock can be converted to shares of our common stock at a conversion rate of 2,000 shares of common stock for each share of Series B preferred Stock. Gross proceeds from the offering were approximately $7.85 million. Some of these investors included Leonardo, L.P., funds related to Pequot Capital Management, Inc., The Pinnacle Fund, L.P., funds related to Enable Partners, and funds related to Xerion Partners, which purchased 2,500, 1,750, 1,000, 750 and 700 shares of Series B preferred stock, respectively. Subsequent to December 31, 2005 funds related to Enable Partners, 250 shares of Series B preferred Stock was converted to 500,000 shares of common stock and sold pursuant to our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 7, 2006. Information concerning the beneficial ownership of our securities by such persons is set forth above under the heading “Security Ownership of Certain Beneficial Owners and Management.”

We believe that the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. We intend that all future transactions, including loans, between our officers, directors, principal stockholders and their affiliates, and us be approved by a majority of our Board, including a majority of the independent and disinterested outside directors who serve on our Board. In addition, we intend that all such transactions be on terms no less favorable to us than could be obtained from unaffiliated third parties.

Item 13.	EXHIBITS

2.01(1)	Plan and Agreement of Exchange.
2..02(2)	Agreement and Plan of Merger and Reorganization, dated as of April 4, 2005, by and among the NutraCea, The RiceX Company and Red Acquisition Corporation.
3.01(3)	Restated and Amended Articles of Incorporation as filed with the Secretary of State of California on December 13, 2001.
3.01.1	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on August 4, 2003.
3.02(4)	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on October 31, 2003.
3.03(20)	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on September 29, 2005
3.04(5)	Certificate of Designation of the Rights, Preferences, and Privileges of the Series A Preferred Stock as filed with the Secretary of State of California on December 13, 2001.
3.05(6)	Certificate of Determination, Preferences and Rights of Series B Convertible Preferred Stock as filed with the Secretary of State of California on October 4, 2005.
3.06(20)	Bylaws of NutraCea, as amended effective October 4, 2005.
4.01(6)	Form of warrant issued to subscribers in connection with NutraCea’s October 2005 private placement.
10.01(7)	NutraCea 2003 Stock Compensation Plan
10.02	NutraCea 2005 Equity Incentive Plan
10.03(6)	Securities Purchase Agreement, dated September 28, 2005, by and among NutraCea and the investors named therein.
10.04(6)	Registration Rights Agreement, dated September 28, 2005, by and among NutraCea and the investors named therein.
10.05(20)	Employment Agreement between NutraCea and Patricia McPeak.

Index

10.06	Reserved
10.07(8)	Executive Employment Agreement between NutraCea and Bradley D. Edson.
10.08(8)	Executive Employment Agreement between NutraCea and Margie D. Adelman.
10.09(21)	Executive Employment Agreement between The RiceX Company and Todd C. Crow.
10.10(21)	Amendment No. 1 to Employment Agreement between NutraCea, Todd C. Crow and The RiceX Company.
10.11(21)	Executive Employment Agreement between The RiceX Company and Ike E. Lynch.
10.12(21)	Amendment No. 1 to Employment Agreement between NutraCea, Ike E. Lynch and The RiceX Company.
10.13	Reserved
10.14(9)	Form of Affiliate Agreement between certain affiliates of RiceX and NutraCea dated April 4, 2005
10.15(8)±	W.F. Young Distribution Agreement.
10.16(8)±	W.F. Young Technology Agreement.
10.17(10)	Stock Purchase Agreement between NutraCea and Langley Park Investments PLC
10.18(21)±	Production Facility Development and Rice Bran Supply and Purchase Agreement dated September 13, 2005 between NutraCea and Food Trading Company Dominicana, S.A.
10.19±	Assignment dated April 12, 2005 from W.F. Young, Inc. to NutraCea
10.20±	Distribution Agreement dated April 12, 2005 between W.F. Young, Inc. and NutraCea
10.21(21)	Manufacturing Agreement dated April 12, 2005 between W.F. Young, Inc. and NutraCea
10.22±	Supply and Distribution Agreement dated November 4, 2005 between NutraCea and T. Geddes Grant.
10.23(11)	Commercial Lease and Deposit Receipt between Roebbelen Land Company and The RiceX Company dated December 23, 1991.
10.24(11)	First Amendment of Lease between Roebbelen Land Company and The RiceX Company dated January 19, 1994.
10.25(11)	Second Amendment of Lease between Roebbelen Land Company and The RiceX Company dated July 11, 1996.
10.26(11)	Third Amendment of Lease Agreement between Roebbelen Land Company and The RiceX Company dated February 1, 1998.
10.27(11)	Lease Agreement between Roebbelen Land Company and The RiceX Company dated July 11, 1996.
10.28(11)	First Amendment of Lease between Roebbelen Land Company and The RiceX Company dated September 1996.
10.29(11)	Second Amendment of Lease Agreement between Roebbelen Land Company and The RiceX Company dated February 1, 1998.
10.30(12)	Agreement on Exclusive Distribution in Europe between The RiceX Company and KREGLINGER EUROPE N.V. dated October 1, 2002.
10.31(13)±	Stabilized Rice Bran Processing, Sales, and Marketing Agreement between Farmers' Rice Cooperative and The RiceX Company dated May 1, 2002.
10.32(14)	The RiceX Company 1997 Stock Option Plan
10.33(11)	Form of Directors Stock Option Agreement for The RiceX Company.

Index

10.34(11)	Form of Non-statutory Stock Option Agreement not issued under The RiceX Company 1997 Stock Option Plan, governing options granted to The RiceX Company employees.
10.35(15)	Form of non-statutory Stock Option Agreement issued under The RiceX Company 1997 Stock Option Plan between The RiceX Company and The RiceX Company employees dated October 1, 1999.
10.36(15)
Form of non-statutory Stock Option Agreement issued under The RiceX Company 1997 Stock Option Plan between The RiceX Company and Ike Lynch dated November 1, 1999. Identical Agreements with Daniel McPeak, Jr. and Todd C. Crow.

10.37(16)
Form of Board Member Non-statutory Stock Option Agreement issued under The RiceX Company 1997 Stock Option Plan between The RiceX Company and the Board Members of the RiceX Company dated February 22, 2001, September 23 and 29, 2001.

10.38(13)	Form of Non-statutory Stock Option Agreement issued under The RiceX Company 1997 Stock Option Plan between The RiceX Company and employees dated January 2, 2000.
10.39(17)	Form of Non-statutory Stock Option Agreement issued September 23, 2002 between The RiceX Company and the members of The RiceX Company’s Board of Directors.
10.40(17)	Form of Non-statutory Stock Option Agreement issued July 1, 2004 between The RiceX Company and Edward McMillan.
10.41(18)	Form of Warrant agreement between The RiceX Company and The RiceX Company’s Global Advisory Board dated October 4, 2004.
10.42(18)	Form of Non-statutory Stock Option Agreement issued October 18, 2004 between The RiceX Company and two members of The RiceX Company Board Directors.
10.43(19)	Form of Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between The RiceX Company and certain non-employee RiceX Directors dated March 31, 2005.
10.44(19)	Form of Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between The RiceX Company and certain employees of RiceX dated March 31, 2005.
10.45(21)	Form of Option Assumption Agreement between NutraCea and Option Holders relating to assumed Options granted under The RiceX Company 1997 Stock Option Plan.
10.46(21)	Form of Option Assumption Agreement between NutraCea and Option Holders relating to assumed non-plan RiceX Options.
10.47(21)	Form of Option Assumption Agreement between NutraCea and former Directors of The RiceX Company.
10.48(21)	Form of Resale Restriction Agreement entered into between NutraCea and each of Todd C. Crow and Ike E. Lynch.
10.49(21)	Form of Resale Restriction Agreement entered into between NutraCea and each of James Lintzenich, Edward McMillan and Steven Saunders.
10.50(21)	Form of Resale Restriction Agreement entered into between NutraCea and each of Bradley Edson, Patricia McPeak, Margie Adelman, Eliot Drell and David Bensol.
21.01(24)	List of subsidiaries.
16.1(21)	Letter on change in certifying accountants dated March 13, 2002
16.2(22)	Updated letter on change in certifying accountants dated March 25, 2002
16.3(22)	Letter on change in certifying accountants dated March 21, 2002
16.4(23)	Letter on change in certifying accountants dated October 25, 2003
21.01(24)	List of subsidiaries.

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Index

31.2	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
±	Confidential treatment granted as to certain portions.

(1)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on November 19, 2001.
(2)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on April 4, 2005.
(3)	incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-KSB, filed on April 16, 2002.
(4)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-QSB, filed on November 19, 2003.
(5)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-2, filed on June 4, 2002.
(6)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on October 4, 2005.
(7)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form S-8, filed on November 18, 2003.
(8)	incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-KSB, filed on March 31, 2005.
(9)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 8-K, filed on April 4, 2005.
(10)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on September 14, 2004.
(11)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Registration Statement No. 000-24285, filed on May 18, 1998.
(12)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-KSB, filed on March 31, 2003.
(13)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-QSB, filed on August 12, 2002.
(14)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Registration Statement Number Statement No. 000-24285, filed on May 18, 1998.
(15)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-KSB, filed on March 30, 2000.
(16)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-QSB, filed on August 10, 2001.
(17)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-QSB, filed on November 15, 2003.
(18)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-KSB, filed on March 30, 2005.
(19)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-QSB, filed on May 16, 2005.
(20)	incorporated herein by reference to exhibits previously filed on Form 10-KSB/A filed November 18, 2005.
(21)	incorporated herein by reference to exhibits previously filed on Form 8-K filed on March 14, 2002.
(22)	incorporated herein by reference to exhibits previously filed on Form 8-K/A filed on March 15, 2002.
(23)	incorporated herein by reference to exhibits previously filed on Form 8-K/A filed on November 7, 2003.
(24)	incorporated herein by reference to exhibits previously filed on Registration Statement on Form SB-2 filed on November 21, 2005.

Index

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by NutraCea’s independent public accountants for the audit of NutraCea’s financial statements for the fiscal year ended December 31, 2005 and 2004 and for the review of the financial statements included in NutraCea’s Quarterly Reports on Form 10-QSB for those fiscal years were approximately $46,000and $42,000, respectively.

Audit-Related Fees

There were no fees billed for other audit-related services rendered by NutraCea’s independent public accountants for the fiscal years ended December 31, 2005 and 2004.

Tax Fees

The aggregate fees billed for tax services rendered by NutraCea’s independent public accountants for the fiscal years ended December 31, 2005 and 2004 were $0 and $2,970, respectively.

All Other Fees

The aggregate of all other fees billed for services rendered by NutraCea’s independent public accountant for the fiscal years ended December 31, 2005 and 2004 amounted to $8,000 and $0, respectively. These fees related to the preparation and review of a registration statement and general accounting assistance.

As stated elsewhere in this report, NutraCea did not have a separate Audit Committee during fiscal year 2005. All of the functions of the Audit Committee were performed by the Board of Directors as a whole, including the review and authorization of all non-audit fees incurred by NutraCea. All of the non-audit fees incurred by NutraCea were authorized by the Board of Directors.

Audit Committee Pre-Approval Policies

Rules adopted by the Securities and Exchange Commission in order to implement requirements of the Sarbanes-Oxley Act of 2002 require public company audit committees to pre-approve audit and non-audit services. Our Audit Committee has adopted a detailed policy for the pre-approval of all audit, audit related and tax services, and permissible non-audit services provided by the independent auditors. The policy provides for an annual review of an audit plan and budget for the upcoming annual financial statement audit, and entering into an engagement letter with the independent auditors covering the scope of the audit and the fees to be paid. The Audit Committee may also from time-to-time review and approve in advance other specific audit, audit related, tax or permissible non-audit services. In addition, the Audit Committee may from time-to-time give pre-approval for audit services, audit related services, tax services or other non-audit services by setting forth such pre-approved services on a schedule containing a description of, budget for, and time period for such pre-approved services. The policies require the Audit Committee to be informed of each service, and the policies do not include any delegation of the Audit Committee's responsibilities to management. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated will report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Index

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEA

Date: March 31, 2006	By:	/s/ Bradley Edson
Bradley Edson
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradley Edson
Bradley Edson	Director and Chief Executive Officer	March 31, 2006

/s/ Patricia McPeak
Patricia McPeak	Director	March 31, 2006

/s/ Eliot Drell
Eliot Drell	Director	March 31, 2006

/s/ David Bensol
David Bensol	Director	March 31, 2006

/s/ Steven W. Saunders
Steven W. Saunders	Director	March 31, 2006

/s/ James C. Lintzenich
James C. Lintzenich	Director	March 31, 2006

/s/ Edward L. McMillan
Edward L. McMillan	Director	March 31, 2006

/s/ Margie Adelman
Margie Adelman	Secretary	March 31, 2006

/s/ Todd C. Crow
Todd C. Crow	Chief Financial Officer	March 31, 2006
(Principal Financial and Accounting Officer)