Form 10QSB
period 2006-03-31
NUTRACEA
filed 2006-05-15
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to__________________

Commission File Number 0-32565

NUTRACEA
(Exact Name of Small Business Issuer as Specified in its Charter)

California	87-0673375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1261 Hawk’s Flight Court, El Dorado Hills, California	95762
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (916) 933-7000

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 71,055,159 as of March 31, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

FORM 10-QSB

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

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	increased competitive pressures from existing competitors and new entrants;

●	increases in interest rates or our cost of borrowing or a default under any material debt agreements;

●	deterioration in general or regional economic conditions;

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

●	loss of customers or sales weakness;

●	inability to achieve future sales levels or other operating results;

●	the unavailability of funds for capital expenditures;

●	lack of acceptance of our products;

●	failure to obtain an adequate supply of raw rice bran;

●	inability to process a sufficient quantity of stabilized rice bran to meet demands; and

●	operational inefficiencies in distribution or other systems.

For a detailed description of these and other risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statement, please see our prior SEC filings, including our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Index

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Currant assets:
Cash	$2,970,436	$3,490,556
Marketable securities	141,082	144,947
Trade accounts receivable	3,050,209	2,514,961
Inventories	698,813	594,614
Deposits and other current assets	120,828	82,400

Total current assets	6,981,368	6,827,478

Restricted marketable securities	141,082	144,947
Property and equipment, net	5,997,651	5,493,036
Patents and trademarks, net	2,380,444	2,417,815
Goodwill	31,938,712	32,581,007

Total assets	$47,439,257	$47,464,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,725,853	$1,255,032
Notes payable, current portion	5,563	6,069

Total current liabilities	1,731,416	1,261,101

Long-term liabilities:
Notes payable, net of current portion	7,894	8,906

Total liabilities	1,739,310	1,270,007

Commitments and contingencies
Convertible, series B preferred stock, no par value, $1000 stated value 20,000,000 shares authorized, 6,475 and 7,850 shares issued and outstanding in 2006 and 2005, respectively	5,925,500	7,300,500

Shareholders’ equity:
Common stock, no par value 200,000,000 shares authorized, 71,055,159 and 67,102,079 shares issued and outstanding in 2006 and 2005, respectively	90,905,788	89,783,817
Accumulated deficit	(49,033,505)	(48,799,935)
Accumulated other comprehensive income, unrealized loss on marketable securities	(2,097,836)	(2,090,106)
Total shareholders’ equity	45,699,947	46,194,276

Total liabilities and shareholders’ equity	$47,439,257	$47,464,283

The accompanying notes are an integral part of these financials.

Index

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarters ended
	March 31, 2006	March 31, 2005
Revenues
Net product sales	$3,772,537	$459,314
Royalty	9,006	-
Total revenue	3,781,543	459,314

Cost of goods sold	2,099,989	281,185

Gross Margin	1,681,554	178,129

Research and development expenses	97,799	21,017
Selling, general and administrative expenses	1,277,561	336,317
Professional fees	176,602	305,688
Stock-based compensation	389,267	146,855
Total operating expenses	1,941,229	809,877

Loss from operations	(259,675)	(631,748)
Other income (expense):
Interest and other income	26,105	2,811
Interest Expense	-	(235,756)

Net loss	$(233,570)	$(864,693)

Basic and diluted earnings per share:
Net loss per share	$(0.00)	$(0.02)

Weighted average number of shares outstanding	67,119,444	36,170,129

The accompanying notes are an integral part of these financials.

Index

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
	Quarters ended
	March 31, 2006	March 31, 2005

Net loss available to common shareholders	$(233,570)	$(864,693)

Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(7,731)	(3,106)

Net and comprehensive loss	$(241,301)	$(867,799)

The accompanying notes are an integral part of these financials.

Index

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarters ended
	March 31, 2006	March 31, 2005
Cash flow from operating activities:
Net loss	$(233,570)	$(864,693)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	263,272	229,175
Stock-based compensation	389,267	146,855
Net changes in operating assets and liabilities
Trade accounts receivable	(540,779)	(250,752)
Inventories	(104,199)	19,928
Deposits and other current assets	(32,899)	1,911
Accounts payable, accrued liabilities	470,821	72,283
Net cash provided from operating activities	211,913	(645,293)

Cash flows from investing activities
Purchases of property and equipment, and other assets	(730,515)	(9,103)
Net cash used from investing activities	(730,515)	(9,103)

Cash flows from financing activities
Payments on long-term debt	(1,518)	-
Proceeds from exercise of common stock options	-	432
Net cash used from financing activities	(1,518)	432

Net decrease in cash	(520,120)	(653,964)

Cash, beginning of period	3,490,556	1,928,281

Cash, end of period	$2,970,436	$1,274,317

Cash paid for interest	$195	$-
Cash paid for income taxes	$-	$-

Non-cash disclosures:
Conversion of preferred stock to common stock	$1,375,000	$-

The accompanying notes are an integral part of these financials.

Index

NUTRACEA AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of NutraCea have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in NutraCea’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for 2005 as reported in the 10-KSB have been omitted.

2.	STOCK-BASED COMPENSATION

On January 1, 2006, NutraCea adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. NutraCea adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the quarter ended March 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to 2006, compensation was recorded for stock-based compensation grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. Had NutraCea recorded compensation expense for stock-based compensation grants to employees based on their estimated fair value at their grant date, NutraCea’s net loss and net loss per share would have been as follows:

For the three months
Ended March 31, 2005

Net loss available to common shareholders
As reported	$(864,693)
Plus: compensation expense charged to income	65,000
Less: proforma compensation	(502,278)

Pro forma net loss available to common shareholders	$(1,301,971)

Basic and diluted loss per common share:
As reported	$(0.02)
Pro forma	$(0.04)

The weighted average fair value of the stock options granted during the three months ended March 31, 2006 and 2005 was $1.02 and $0.42, respectively. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rates of 4.6% and 2.0%, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility is 191.99% to 124.73% and (4) zero expected dividends.

Index

3.	MARKETABLE SECURITIES

On September 8, 2004, NutraCea purchased 1,272,026 shares of Langley Park Investment Trust, PLC, a United Kingdom closed-end mutual fund that is actively traded on a London exchange. Per the Stock Purchase Agreement, NutraCea paid with 7,000,000 shares of its own common stock.

Per the agreement with Langley, NutraCea may sell 636,013 shares of Langley at any time, and the remaining 636,013 shares of Langley and the 7,000,000 shares of NutraCea are escrowed together for a 2-year period ending October 7, 2006. At the end of the period, Langley’s NutraCea shares are measured for any loss in market value and if so, NutraCea must give up that pro-rata portion of its Langley shares up to the escrowed 636,013 shares.

As of March 31, 2006, the NutraCea shares have not lost any value. However, the Langley shares are marked down to their fair market value of $282,164, with one-half or $141,082 shown as a current asset because they may be sold at any time, and the other one-half shown as long-term because they are held in escrow pending the 2-year review of NutraCea’s stock valuation.

Any unrealized holding gains and losses on the marketable securities are excluded from operating results and are recognized as other comprehensive income. The fair value of the securities is determined based on prevailing market prices.

4.	INVENTORY

At March 31, 2006, inventories are composed of $541,622 of finished goods and $157,191 of packaging supplies. At December 31, 2005, inventories are composed of $509,278 of finished goods and $85,336 of packaging supplies.

5.	PROPERTY AND EQUIPMENT

Land, property and equipment consists of the following:

	March 31,	December 31,
	2006	2005

Land	$5,000	$5,000
Furniture and fixtures	700,729	698,570
Vehicles	73,096	73,096
Software	369,111	366,664
Leasehold improvements	395,871	395,871
Property, plant and equipment	5,224,393	4,510,000
	6,768,200	6,049,201
Less accumulated depreciation	(770,549)	(556,165)
	$5,997,651	$5,493,036

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable, accrued and other liabilities consist of the following:

	March 31,	December 31,
	2006	2005

Trade accounts payable	$1,438,247	$998,706
Accrued and other liabilities	293,169	262,395
	$1,731,416	$1,261,101

Index

7.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during all periods presented.  Options and warrants are excluded from the basic net income (loss) per share calculation because they are currently anti-dilutive.

8.	CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable for sales to major customers. We perform credit evaluations on our customers’ financial condition and generally do not require collateral on accounts receivable. We maintain an allowance for doubtful accounts on our receivables based upon expected collection of all accounts receivable. Uncollected accounts have not been significant.

For the three months ended March 31, 2006, four customers accounted for 80% of sales, 69%, 4%, 4%, and 3% respectively. At March 31, 2006, accounts receivable due from these four customers were 76%, 1%, 1%, and 4%, respectively, of the total aged outstanding accounts receivable.

9.	COMMITMENTS AND CONTINGENCIES

For all agreements where stock is awarded as partial or full consideration, the expense is valued at the fair value of the stock. Expense for stock options and warrants issued to consultants is calculated at fair value using the Black-Scholes valuation method.

Employment Agreements

In the first quarter of 2006, we entered into three employment contracts for a Chief Science Officer, a Senior Vice-President of Sales, and an Animal Nutrition Sales Manager. All contracts are for a period of two years, with an aggregate of 630,000 options issued and vesting periods ranging from immediately to 2 years. The aggregate cash compensation commitment under these employment agreements total $322,000 per year.

Common Stock

Eight stockholders converted 1,375 shares of Series B Convertible Preferred Stock into 2,750,000 shares of NutraCea common stock. The preferred shares converted at a conversion rate of 2,000 shares of common stock for each preferred share.

Four individuals exercised options or warrants pursuant to net exercise provisions and received a total of 1,187,113 shares of common stock.

Options and Warrants

NutraCea issued to three employees options to purchase a total of 630,000 shares of common stock, with vesting periods ranging from zero to two years. The options expire in 10 years and have an exercise price per share of $1.00. Stock option and warrant expense of $157,100 was charged for those options that vested during the period ended March 31, 2006.

NutraCea issued to three consultants four warrants to purchase a total of 265,000 shares of common stock, with vesting periods ranging from zero to two years. These warrants expire from 3 years to 5 years and have exercise prices per share from $1.00 to $1.13. The vesting of all 100,000 warrant shares underlying one of these warrants is contingent on the generation of gross revenue targets over the next 24 months. Therefore, no book entry was made with respect to this warrant. The other three warrants were expensed at $116,636.

In February 2006, NutraCea issued a warrant to purchase 100,000 shares of common stock to Steven Saunders, a member of our Board of Directors, for services rendered. The warrant expires in 5 years, has an exercise price of $1.00 per share, and was charged to stock, stock option and warrant expense in the amount of $100,530.

Index

Expense for stock options and warrants issued to consultants and employees are calculated at fair value using the Black-Scholes valuation method.

10.	SUBSEQUENT EVENTS

In April 2006, we issued 4,505 shares of common stock to a consultant for services rendered, valued at $5,000. The shares were issued pursuant to a registration statement on Form S-8.

During the month of April 2006, one holder of our Series B Convertible Preferred Stock converted 175 shares of preferred stock into 350,000 shares of NutraCea common stock. The preferred shares converted at a conversion rate of 2,000 shares of common stock for each preferred share.

Private Placement

On May 12, 2006, NutraCea entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) in connection with a private placement of its securities to certain accredited investors for aggregate gross proceeds of approximately $17,560,000 million (approximately $16,180,000 million after estimated offering expenses). Pursuant to the Purchase Agreement, the investors purchased an aggregate of 17,560 shares of Series C Convertible Preferred Stock of the Company (the “Preferred Shares”) at a price of $1,000.00 per share. The Preferred Shares can be converted to shares of NutraCea common stock at a conversion rate of approximately 1,176 shares of common stock for each Preferred Share issued in the transaction. The Preferred Shares are subject to the terms and conditions of the Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock. Additionally, the investors were issued warrants (the “Warrants”) to purchase an aggregate of 10,329,412 shares of NutraCea common stock at an exercise price of $1.35 per share. The Warrants have a term of five years and are immediately exercisable.

Pursuant to the Registration Rights Agreement, the Company is obligated to file a registration statement with the Securities and Exchange Commission within 30 days of the closing of the transaction covering the possible resale from time to time in the future of the shares of common stock underlying the Preferred Shares and the Warrants. The Registration Rights Agreement provides for certain payments by the Company to the investors if the registration statement is not filed or does not become effective before dates specified in that agreement. Each of the Company and the investors has agreed to indemnify the other party and certain affiliates against certain liability related to the registration statement.

Halpern Capital, Inc. acted as advisor and placement agent for the financing and received a customary fee based on aggregate gross proceeds received from the investors and a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price per share of $1.35.

The issuance of Preferred Shares and the Warrants was completed in accordance with the exemption provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (“Securities Act”), and/or Section 4(2) of the Securities Act. Each of the investors represented that it is an accredited investor, as defined in Rule 501 of Regulation D, and that it was acquiring the securities for its own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act.

Index

Item 2.	Management’s Discussion and Analysis or Plan of Operation

NutraCea is a health-science company focused on the development and distribution of products based upon the use of stabilized rice bran and proprietary rice bran formulations. Rice bran is the outer layer of brown rice which until recently was a wasted by-product of the commercial rice industry. These products include food supplements and medical foods which provide health benefits for humans and animals (known as "nutraceuticals") as well as cosmetics and beauty aids based on stabilized rice bran, rice bran derivatives and the rice bran oils.

The following is a discussion of the consolidated financial condition of our results of operations for the quarters ended March 31, 2006 and 2005. Due to the recent merger of NutraCea with RiceX which occurred in the fourth quarter of 2005, the results of operations discussed below may not be comparable to future operations of the combined entity.

QUARTERS ENDED MARCH 31, 2006 AND 2005

For the three months ended March 31, 2006, the Company’s net loss was $234,000, or $0.00 per share, compared to $865,000 net loss, or $0.02 per share, in 2005, showing an improvement of $631,000 compared to the same period last year. The improvement for the year was primarily due to increased sales by $3,323,000, offset by increased cost of sales of $1,818,000, resulting in higher gross margins of $1,504,000 for the period ended March 31, 2006 compared to this period last year.

Consolidated revenues through March 31, 2006 of $3,782,000 increased $3,323,000, or 724%, from the same period last year. The revenue increase is primarily attributed to our expanded product lines and sales into the infomercial market. Infomercial sales were $2,592,000 for period ended March 31, 2006. There were no infomercial sales in the first quarter of 2005. Stabilized Rice Bran (SRB) Regular sales increased $698,000, Solubles sales increased $170,000, SRB Fine sales increased $114,000, Fiber sales increased $65,000, SRB Dextrinized sales increased $22,000 and Proprietary products to the animal medicine market decreased $351,000 during the first quarter of 2006. We had $13,000 of Royalties and miscellaneous other sales for period ended March 31, 2006. The substantial increase in revenue resulted primarily from our expanded product lines acquired in the RiceX transaction and successful launch into the infomercial market.

Gross margins in the quarter ended March 31, 2006 were $1,682,000, or 44%, compared to $178,000, or 39%, during the same period last year. Gross margins on our various product lines vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The substantial change in gross margin dollars during the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 is due mostly to increased revenue as discussed above.

Research and Development (“R&D”) expenses increased from $21,000 for the quarter ended March 31, 2005 to $98,000 for the quarter ended March 31, 2006, or an increase of $77,000. The increase was attributed to higher product development costs and employee related expenses due to increased R&D activities and expanded scientific staff compared to the same period last year. The Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

Sales, General and Administrative expenses were $1,278,000 and $336,000 in the quarterly periods ended March 31, 2006 and 2005 respectively, an increase of $942,000. The increase was primarily due to the costs of merging operations of NutraCea and RiceX. We have added personnel and associated employee related costs. We have experienced increases in general sales-related activity associated with expanding our domestic sales force during the period ended March 31, 2006 compared to this period last year, mostly as a result of the merger.

Professional fees decreased $129,000 from $306,000 for the quarter ended March 31, 2005 to $177,000 for the quarter ended March 31, 2006. The higher professional fees in 2005 primarily relate to legal fees incurred in connection with the merger transaction with The RiceX Company. Professional fees include costs related to accounting, legal and consulting services.

Index

Stock-based compensation expenses totaled $389,000 for the quarter ended March 31, 2006, of which $15,000 related to the issuance of common stock to directors for services and a total of $374,000 related to the vesting of options and warrants issued to employees and consultants for services rendered. In the quarter ended March 31, 2005, stock-based compensation expenditures totaled $147,000, of which $34,000 related to the issuance of common stock to consultants and directors and a total of $113,000 related to the vesting of warrants and options issued to consultants and employees. For all agreements where stock is awarded as partial or full consideration, the expense is valued at the fair value of the stock. Expense for stock options and warrants issued to consultants and employees are calculated at fair value using the Black-Scholes valuation method.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, our source of liquidity was cash in the amount of $2,970,000. Our cash was $3,491,000 at December 31, 2005, a decrease of $521,000 for the quarter ended March 31, 2006. For the first quarter of 2006, net cash provided from operations was $212,000, compared to net cash used in operations in the same period of 2005 of $645,000, an increase of $857,000. This improvement in cash provided by operations resulted from our improved net loss position as noted above. Cash used in investing activities in the first quarter of 2006 was $731,000, compared to $9,000 for the same period of 2005. This increase was caused by our current plant expansion projects. Cash used in financing activities for the period ended March 31, 2006, was approximately $2,000. Our working capital position as of March 31, 2006 was $5,250,000 compared to negative $408,000 working capital for the same date last year.

To date, we have funded our operations, in addition to sales revenues, through a combination of short-term debt and the issuance of common and preferred stock. On October 4, 2005, we sold an aggregate of 7,850 shares of our Series B Convertible Preferred Stock at a price of $1,000 per share in a private placement transaction. This private placement of securities generated aggregate gross proceeds of approximately $7,850,000 (approximately $7,300,000 million after offering expenses). The preferred shares can be converted to shares of common stock at a conversion rate of 2,000 shares of common stock for each preferred share issued in the transaction. Additionally, we issued in this transaction warrants to purchase an aggregate of 7,850,000 shares of common stock at an exercise price of $0.70 per share. The warrants have a term of five years and are immediately exercisable. An advisor for the financing received a customary fee based on aggregate gross proceeds received from the investors and a warrant to purchase 1,099,000 shares of common stock at an exercise price per share of $0.50 per share. This sale of securities will provide additional operating capital to be utilized over at least the next 12 months.

During December 2004, we borrowed $2,400,000 in notes payable to help finance future operations. The notes were for a one-year term, bore interest at 7% interest compounded quarterly and were secured by all of our assets. The holders of the notes also were issued warrants to purchase a total of 2,400,000 shares of our common stock at an exercise price of $0.30 per share. The warrants are immediately exercisable and expire in seven years from the date of issuance. Debt discount expense of $786,370 was recorded in connection with issuance of these warrants and is being amortized over the life of the notes payable. Subsequent to the completion of the private placement transaction mentioned above, we retired the $2,400,000 notes payable and all accrued interest on October 4, 2005.

In addition to the capital raised on October 4, 2005, we believe that we may need to raise additional capital to continue to develop, promote and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowing from other sources.

While we believe we can increase our production capacity to meet our sales demand, we may need significant additional capital within the next twelve months to meet anticipated expansion plans.  We have sufficient cash reserves to meet all anticipated short-term operating requirements.  However, the timing and amount of any long-term capital requirements cannot be predicted at this time.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, our accountants evaluate the estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates.

Index

During the first fiscal quarter of 2006, we implemented the following new critical accounting policies.

On January 1, 2006, NutraCea adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. NutraCea adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the quarter ended March 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

We have adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” which requires gains and losses from extinguishment of debt to be reported as part of recurring operations.

For further information about other critical accounting policies, see the discussion of critical accounting policies in our 2005 Form 10-KSB for the fiscal year ended December 31, 2005.

Item 3.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2006, NutraCea’s disclosure controls and procedures were adequate to ensure that information required to be disclosed by NutraCea in reports filed or submitted under the Exchange Act were timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the quarter covered by this report, there was no change in NutraCea’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART 2.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we are involved in litigation incidental to the conduct of our business. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2006, NutraCea issued the following securities without registration under the Securities Act of 1933:

Common Stock

Eight stockholders converted 1,375 shares of Series B Convertible Preferred Stock into 2,750,000 shares of NutraCea common stock. The preferred shares converted at a conversion rate of 2,000 shares of common stock for each preferred share.

Index

Four individuals exercised options and warrants pursuant to net exercise provisions and received a total of 1,187,113 shares of common stock.

Options and Warrants

NutraCea issued to three employees options to purchase a total of 630,000 shares of common stock, with vesting periods ranging from zero to two years. The options expire in 10 years and have an exercise price per share of $1.00.

NutraCea issued to three consultants four warrants to purchase a total of 265,000 shares of common stock, with vesting periods ranging from zero to two years. These warrants expire from 3 years to 5 years and have exercise prices per share from $1.00 to $1.13.

In February 2006, NutraCea issued a warrant to purchase 100,000 shares of common stock to Steven Saunders, a member of our Board of Directors, for services rendered. The option expires in 5 years and has an exercise price of $1.00 per share.

All of the above issuances were made without any public solicitation, to a limited number of employees, consultants and shareholders and were acquired for investment purposes only. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit
10.1	Warrant Agreement between NutraCea and Steven Saunders dated February 27, 2006.
10.2	Private Label Supply Agreement and Strategic Alliance between NutraCea and a Major Customer, ITV Global. +
31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Office Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.
+ Confidential Treatment has been requested as to certain portions.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEA

Dated: May 15, 2006	/s/ Bradley Edson
Bradley Edson
Chief Executive Officer

Dated: May 15, 2006	/s/ Todd C. Crow
Todd C. Crow,
Chief Financial Officer
(Principal Accounting Officer)