Form 10QSB
period 2006-06-30
NUTRACEA
filed 2006-08-14
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act). Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 73,824,801 as of June 30, 2006.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;

•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;

•	deterioration in general or regional economic conditions;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	loss of customers or sales weakness;

•	inability to achieve future sales levels or other operating results;

•	the unavailability of funds for capital expenditures;

•	lack of acceptance of our products;

•	failure to obtain an adequate supply of raw rice bran;

•	inability to collect accounts receivable;

•	inability to process a sufficient quantity of stabilized rice bran to meet demands; and

•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statement, please see our prior SEC filings, including our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Index

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Currant assets:
Cash	$14,759,267	$3,490,556
Marketable securities	138,623	144,947
Trade accounts receivable	4,325,665	2,514,961
Inventories	852,815	594,614
Notes receivable, current	300,000	-
Deposits and other current assets	96,567	82,400
Total current assets	20,472,937	6,827,478

Restricted marketable securities	138,623	144,947
Notes receivable, long-term	500,000	-
Property and equipment, net	7,032,012	5,493,036
Patents and trademarks, net	5,450,200	2,417,815
Goodwill	31,939,012	32,581,007
Total assets	$65,532,784	$47,464,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,303,061	$1,255,032
Notes payable, current portion	5,563	6,069

Total current liabilities	3,308,624	1,261,101

Long-term liabilities:
Notes payable, net of current portion	5,871	8,906

Total liabilities	3,314,495	1,270,007

Commitments and contingencies
Convertible, series B preferred stock, no par value, $1,000 stated value 25,000 shares authorized, 5,425 and 7,850 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	4,875,500	7,300,500

Convertible, series C preferred stock, no par value, $1,000 stated value 25,000 shares authorized, 17,560 and 0 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	15,972,353	-

Shareholders’ equity
Common stock, no par value 200,000,000 shares authorized, 73,824,801 and 67,102,079 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	92,106,964	89,783,817
Accumulated deficit	(48,633,774)	(48,799,935)
Accumulated other comprehensive income, unrealized loss on marketable securities	(2,102,754)	(2,090,106)
Total shareholders’ equity	62,218,289	46,194,276

Total liabilities and shareholders’ equity	$65,532,784	$47,464,283

The accompanying notes are an integral part of these financials.

Index

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Revenues
Net product sales	$7,931,679	$758,545	$4,159,141	$299,237
Royalty	16,047	-	7,041	-
Total revenue	7,947,726	758,545	4,166,182	299,237

Cost of goods sold	4,432,590	471,856	2,332,600	190,677

Gross margins	3,515,136	286,689	1,833,582	108,560

Research and development expenses	197,920	54,862	93,993	33,844
Selling, general and administrative expenses	2,501,854	667,847	1,234,768	364,360
Professional fees	244,218	587,736	63,265	282,058
Stock-based compensation	540,442	1,266,237	151,175	1,086,543
Total operating expenses	3,484,434	2,576,682	1,543,201	1,766,805

Gain (loss) from operations	30,702	(2,289,993)	290,381	(1,658,245)
Other income (expense)
Interest and other income	135,613	104,864	109,313	102,053
Interest expense	(455)	(479,648)	(260)	(243,892)

Net income (loss)	$165,860	$(2,664,777)	$399,434	$(1,800,084)

Basic and diluted earnings per share:
Net income (loss) per share	$0.00	$(0.07)	$0.01	$(0.05)

Weighted average number of shares outstanding	68,808,345	36,355,262	71,791,913	36,793,254

The accompanying notes are an integral part of these financials.

Index

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005

Net income (loss) available to common shareholders	$165,860	$(2,664,777)	$399,434	$(1,516,405)

Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(12,648)	(80,632)	(4,918)	(77,526)

Net and comprehensive income (loss)	$153,212	$(2,745,409)	$394,516	$(1,593,931)

The accompanying notes are an integral part of these financials.

Index

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flow from operating activities:
Net income (loss)	$165,860	$(2,664,777)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	548,137	460,938
Stock-based compensation	540,442	963,289

Net changes in operating assets and liabilities
Trade accounts receivable	(1,810,704)	(113,898)
Inventories	(258,202)	9,315
Deposits and other current assets	(14,167)	(204,916)
Accounts payable, accrued liabilities	1,314,699	643,967
Customer deposits	-	(100,000)
Net cash provided (used) from operating activities	486,065	(1,006,082)

Cash flows from investing activities
Purchases of property and equipment	(1,971,207)	(47,413)
Purchases of other assets	(2,414,962)	-
Notes Receivable	(800,000)	-
Net cash used from investing activities	(5,186,169)	(47,413)

Cash flows from financing activities
Payments on long-term debt	(3,541)	-
Private placement financing, net	15,972,356	-
Proceeds from exercise of common stock options	-	420
Net cash provided (used) from financing activities	15,968,815	420

Net increase in cash	11,268,711	(1,053,075)

Cash, beginning of period	3,490,556	1,928,281

Cash, end of period	$14,759,267	$875,206

Cash paid for interest	$455	$-
Cash paid for income taxes	$6,220	$-

Non-cash disclosures:
Accrual for acquisition of equine feed supplement business	$733,333	-
Conversion of preferred stock to common stock	$2,425,000	$-

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

On January 1, 2006, NutraCea adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to 2006, compensation was recorded for stock-based compensation grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. Had we recorded compensation expense for stock-based compensation grants to employees based on their estimated fair value at their grant date, our net loss and net loss per share would have been as follows:

	Six months ended	Three months ended
	June 30, 2005	June 30, 2005

Net loss available to common shareholders
As reported	$(2,664,777)	$(1,800,084)
Plus: compensation expense charged to income	276,604	211,604
Less: pro forma compensation	(713,882)	(211,604)

Pro forma net loss available to common shareholders	$(3,102,055)	$(1,800,084)

Basic and diluted loss per common share:
As reported	$(0.07)	$(0.05)
Pro forma	$(0.09)	$(0.05)

The weighted average grant date fair value of the stock options granted during the six months ended June 30, 2006 and 2005 was $1.31 and $0.63, respectively. Variables used in the Black-Scholes option-pricing model include (1) Federal Reserve discount rates from 4.92% to 5.08%, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility is 144% to 305% and (4) zero expected dividends.

Index

3.	MARKETABLE SECURITIES

On September 8, 2004, we purchased 1,272,026 shares of Langley Park Investment Trust, PLC, a United Kingdom closed-end mutual fund that is actively traded on a London exchange. Per the Stock Purchase Agreement, we paid with 7,000,000 shares of our own common stock.

Per the agreement with Langley, we may sell 636,013 shares of Langley at any time, and the remaining 636,013 shares of Langley and the 7,000,000 shares of NutraCea are escrowed together for a 2-year period ending October 7, 2006. At the end of the period, Langley’s NutraCea shares are measured for any loss in market value and if so, we must give up that pro-rata portion of our Langley shares up to the escrowed 636,013 shares.

As of June 30, 2006, our shares have not lost any value. However, the Langley shares are marked down to their fair market value of $277,246, with one-half, or $138,623, shown as a current asset because they may be sold at any time, and the other one-half shown as long-term because they are held in escrow pending the 2-year review of our stock valuation.

Any unrealized holding gains and losses on the marketable securities are excluded from operating results and are recognized as other comprehensive income. The fair value of the securities is determined based on prevailing market prices.

4.	INVENTORY

At June 30, 2006, inventories are composed of $513,834 of finished goods and $338,981 of packaging supplies and raw materials. At December 31, 2005, inventories were composed of $509,278 of finished goods and $85,336 of packaging supplies.

5.	NOTES RECEIVABLE

In May 2006 we entered into a Security Agreement pursuant to an executed convertible promissory note to pay Five Hundred Thousand Dollars ($500,000) that bears interest at an annual rate of six percent (6%). The principal and all accrued interest is due and payable by December 2007.

In June 2006 we entered into a Pledge and Security Agreement pursuant to an executed promissory note to pay Three Hundred Thousand Dollars ($300,000) that bears interest at an annual rate of six percent (6%). The principal and all accrued interest is due and payable in May 2007.

6.	PROPERTY AND EQUIPMENT

Land, property and equipment consists of the following:

	June 30,	December 31,
	2006	2005

Land	$8,750	$5,000
Furniture and fixtures	720,706	698,570
Vehicles	73,096	73,096
Software	386,484	366,664
Leasehold improvements	395,871	395,871
Property, plant and equipment	6,435,498	4,510,000
	8,020,405	6,049,201
Less accumulated depreciation	(988,393)	(556,165)
	$7,032,012	$5,493,036

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable, accrued and other liabilities consist of the following:

Index

	June 30,	December 31,
	2006	2005

Trade accounts payable	$2,260,506	$998,706
Accrued and other liabilities	1,048,118	262,395
	$3,308,624	$1,261,101

8.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during all periods presented.  Options and warrants are excluded from the basic net income (loss) per share calculation because they are currently anti-dilutive.

9.	CONCENTRATION OF CREDIT RISK

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

For the six months ended June 30, 2006, four customers accounted for 76% of sales, 64%, 5%, 4%, and 3% respectively. At June 30, 2006, accounts receivable due from these four customers were 78%, 0%, 2%, and 1%, respectively, of the total aged outstanding accounts receivable.

10.	OTHER INFORMATION

For all agreements where stock is awarded as partial or full consideration, the expense is valued at the fair value of the stock. Expense for stock options and warrants issued to consultants is calculated at fair value using the Black-Scholes valuation method.

Common Stock

During six months ended June 30, 2006, ten stockholders converted 2,425 shares of Series B Convertible Preferred Stock into 4,850,000 shares of our common stock. The preferred shares converted at a conversion rate of 2,000 shares of common stock for each preferred share.

Also during the six months ended June 30, 2006, six individuals’ exercised options or warrants pursuant to net exercise provisions and received a total of 1,842,723 shares of our common stock.

We issued 29,999 shares of common stock to a consultant for services rendered, valued at $30,000 for the six months ended June 30, 2006. These shares were issued pursuant to a registration statement on Form S-8.

Options and Warrants

During the first quarter of 2006, we issued to three employees options to purchase a total of 630,000 shares of common stock with vesting periods ranging from zero to two years. The options expire in ten years and have exercise prices per share of $1.00. For the six months ended June 30, 2006, stock option and warrant expense of $211,759 was charged for these options that vested during the period.

During the six months ended June 30, 2006, we issued to four consultants five warrants to purchase a total of 290,000 shares of common stock, with vesting periods ranging from zero to two years. These warrants expire from three years to four years and have exercise prices per share ranging from $1.00 to $1.35. The vesting of 100,000 warrant shares underlying one of these warrants is contingent on the generation of gross revenue targets over the next 24 months. Therefore, no book entry was made with respect to this warrant. The other four warrants were expensed at $138,302 for the period.

Index

In February 2006, we issued a warrant to purchase 100,000 shares of common stock to a member of our Board of Directors for services rendered. The warrant expires in five years, has an exercise price of $1.00 per share, and was charged to stock, stock option and warrant expense in the amount of $100,530.

In May 2006, we issued to each of our six non-employee directors an option to purchase 35,000 shares (totaling 210,000 option shares). The options expire in ten years, have an exercise price of $1.14 per share, vest on a twelve month prorated basis and were charged to stock, option and warrant expense in the amount of $59,850 for the three months ended June 30, 2006.

Expense for stock options and warrants issued to consultants and employees are calculated at fair value using the Black-Scholes valuation method.

Private Placement

On May 12, 2006, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) in connection with a private placement of our securities to certain accredited investors for aggregate gross proceeds of approximately $17,560,000 ($15,972,000 net after offering and related expenses). Pursuant to the Purchase Agreement, the investors purchased an aggregate of 17,560 shares of our Series C Convertible Preferred Stock (the “Preferred Shares”) at a price of $1,000.00 per share. The Preferred Shares can be converted to shares of our common stock at a conversion rate of approximately 1,176 shares of common stock for each Preferred Share issued in the transaction. The Preferred Shares are subject to the terms and conditions of the Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock. Additionally, the investors were issued warrants (the “Warrants”) to purchase an aggregate of 10,329,412 shares of our common stock at an exercise price of $1.35 per share. The Warrants have a term of five years and are immediately exercisable.

Pursuant to the Registration Rights Agreement, we filed a registration statement with the Securities and Exchange Commission on June 12, 2006 for purposes of covering the possible resale from time to time in the future of the shares of common stock underlying the Preferred Shares and the Warrants. The registration statement was declared effective by the Securities and Exchange Commission on July 19, 2006.

Halpern Capital, Inc. acted as advisor and placement agent for the financing and received a customary fee based on aggregate gross proceeds received from the investors and a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price per share of $1.35. The warrants have a five year term and are immediately exercisable.

The issuance of Preferred Shares and the Warrants were completed in accordance with the exemption provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (“Securities Act”), and/or Section 4(2) of the Securities Act. Each of the investors represented that it is an accredited investor, as defined in Rule 501 of Regulation D, and that it was acquiring the securities for its own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act.

Asset Purchase

In May 2006, we agreed to issue 381,996 shares of common stock in connection with the Company’s acquisition of assets related to the Company’s equine feed supplement business. As of June 30, 2006 none of these shares had been issued pursuant to the agreement.  The Company recorded an accrued liability in the amount of $350,000 for the value of the shares per the asset purchase agreement.

11.	SUBSEQUENT EVENTS

As of July 31, 2006, two shareholders of our Series B Convertible Preferred Stock converted 350 shares of preferred stock into 700,000 shares of our common stock. The preferred shares converted at a conversion rate of 2,000 shares of common stock for each preferred share.

Index

During July 2006, one shareholder of our Series C Convertible Preferred Stock converted 200 shares of preferred stock into 235,294 shares of our common stock. The preferred shares converted at a conversion rate of 1,176 shares of common stock for each preferred share.

12.	THE RICEX ACQUISITION

NUTRACEA
Unaudited Pro Forma Condensed Combined Consolidated
Statement of Operations
Six Months Ended June 30, 2005

	HISTORICAL		PRO FORMA
Income Statement	NutraCea	RiceX	Adjustment		Combined

Revenues
Net product sales	$758,545	$1,795,192	$(124,000)	(a)	$2,429,737
Royalties	$-	$13,324			$13,324

Total revenues	$758,545	$1,808,516	$(124,000)		$2,443,061

COGS	$471,856	$722,094	$(124,000)	(a)	$1,069,950
Depreciation			$140,000	(b)	$140,000

Gross margins	$286,689	$1,086,422	$(140,000)		$1,233,111

Operating expense	$2,576,682	$2,310,674	$-		$4,887,356
Amortization			$100,000	(b)	$100,000

Loss from operations	$(2,289,993)	$(1,224,252)	$(240,000)		$(3,754,245)

Customer deposit forfeiture	$100,000	$-	$-		$100,000
Interest and other income	$4,864	$6,178	$-		$11,042
Interest expense	$(479,648)	$-	$-		$(479,648)
Total other income (expense)	$(374,784)	$6,178	$-		$(368,606)

Net income (loss)	$(2,664,777)	$(1,218,074)	$(240,000)		$(4,122,851)

Cumulative preferred dividends	$-	$-			$-

Net loss available to common shareholders	$(2,664,777)	$(1,218,074)	$(240,000)		$(4,122,851)

Basic and diluted loss available to common shareholders per share	$(0.07)				$(0.06)

Basic and diluted weighted-average shares outstanding	36,355,262		28,272,064	(c)	$64,627,326

(a)	Represents the elimination of intercompany sales
(b)	Represents additional depreciation and amortization on the assets acquired
(c)	Represents the net change in total combined common stock outstanding

Index

NUTRACEA
Unaudited Pro Forma Condensed Combined Consolidated
Statement of Operations
Three Months Ended June 30, 2005

	HISTORICAL		PRO FORMA
Income Statement	NutraCea	RiceX	Adjustment		Combined

Revenues
Net product sales	$299,237	$872,585	$(46,000)	(a)	$1,125,822
Royalties	$-	$13,324			$13,324

Total revenues	$299,237	$885,909	$(46,000)		$1,139,146

COGS	$190,677	$264,950	$(46,000)	(a)	$409,627
Depreciation			$70,000	(b)	$70,000

Gross margins	$108,560	$620,959	$(70,000)		$659,519

Operating expense	$1,766,805	$1,604,247	$-		$3,371,052
Amortization			$50,000	(b)	$50,000

Loss from operations	$(1,658,245)	$(983,288)	$(120,000)		$(2,761,533)

Customer deposit forfeiture	$100,000	$-	$-		$100,000
Interest and other income	$2,053	$2,676	$-		$4,729
Interest expense	$(243,892)	$-	$-		$(243,892)
Total other income (expense)	$(141,839)	$2,676	$-		$(139,163)

Net income (loss)	$(1,800,084)	$(980,612)	$(120,000)		$(2,900,696)

Cumulative preferred dividends	$-	$-			$-

Net loss available to common shareholders	$(1,800,084)	$(980,612)	$(120,000)		$(2,900,696)

Basic and diluted loss available to common shareholders per share	$(0.05)				$(0.04)

Basic and diluted weighted-average shares outstanding	36,793,254		28,272,064	(c)	$65,065,318

(a)	Represents the elimination of intercompany sales
(b)	Represents additional depreciation and amortization on the assets acquired
(c)	Represents the net change in total combined common stock outstanding

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

Index

The following is a discussion of the consolidated financial condition of our results of operations for the three and six months ended June 30, 2006 and 2005. Due to the recent merger of NutraCea with The RiceX Company (“RiceX”) which occurred in the fourth quarter of 2005, the results of operations discussed below may not be comparable to future operations of the combined entity.

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

For the three months ended June 30, 2006, the Company’s net income was $399,000, or $0.01 per share, compared to a loss of $1,800,000, or $0.05 loss per share, in 2005, showing an improvement of $2,199,000 compared to the same period last year. The improvement for the three month period ended June 30, 2006 was primarily due to increased sales by $3,867,000, offset by increased cost of sales of $2,142,000, resulting in an increase in gross margins of $1,725,000 for the period ended June 30, 2006 compared to this period last year. Assuming the merger with RiceX was effective for the entire second quarter of 2005, the unaudited pro forma condensed combined consolidated net loss for the quarter ended June 30, 2005 would have been $2,900,696 (NutraCea second quarter of 2005 net loss at $1,800,084, RiceX second quarter of 2005 net loss at $980,612, and $120,000 intercompany adjustment).

Consolidated revenues for the three month period ended June 30, 2006 of $4,166,000 increased $3,867,000, or 1,293%, from the same period last year. The revenue increase is primarily attributed to our expanded product lines acquired in our acquisition of RiceX and sales into the infomercial market. Infomercial sales were $2,583,000 for the three month period ended June 30, 2006. There were no infomercial sales during this period in 2005. Included in our expanded product lines, Stabilized Rice Bran (SRB) Regular sales were $865,000, Solubles sales were $241,000, SRB Fine sales were $166,000, SRB Pellet sales were $81,000, Fiber sales were $69,000 and SRB Dextrinized sales were $3,000. Proprietary products to the animal medicine market decreased $188,000 to $4,000 and Human Nutrition sales increased $28,000 to $135,000 during the second quarter of 2006 compared to the same period in 2005. We received $7,000 in royalties for period ended June 30, 2006. Assuming the merger with RiceX was effective for the entire second quarter of 2005, the unaudited pro forma condensed combined consolidated revenues for the quarter ended June 30, 2005 would have been $1,139,146 (NutraCea second quarter of 2005 revenues at $299,237, RiceX second quarter of 2005 revenues at $885,909 and adjusting for intercompany sales of $46,000).

Gross margins in the quarter ended June 30, 2006 were $1,834,000, or 44%, compared to $109,000, or 36%, during the same period last year. Gross margins on our various product lines vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The substantial change in gross margin dollars during the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005 is due mostly to infomercial sales and additional product lines acquired in the merger with RiceX. Assuming the merger with RiceX was effective for the entire second quarter of 2005, the unaudited pro forma condensed combined consolidated gross margins for the quarter ended June 30, 2005 would have been $659,519 (NutraCea second quarter of 2005 gross margins at $108,560, RiceX second quarter of 2005 gross margins at $620,959, and $70,000 intercompany adjustment).

Research and Development (“R&D”) expenses increased from $34,000 for the quarter ended June 30, 2005 to $94,000 for the quarter ended June 30, 2006, or an increase of $60,000. The increase was attributed to higher product development costs and employee related expenses due to the increase of R&D activities and expanded scientific staff compared to the same period last year. We expect to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

Sales, General and Administrative (“SG&A”) expenses were $1,235,000 and $364,000 in the three month period ended June 30, 2006 and 2005 respectively, an increase of $871,000. This increase is due to the combining of operations with RiceX after the merger as well as increased sales related activity associated with expanding our domestic sales force during the three month period ended June 30, 2006 compared to the same period last year.

Index

Professional fees decreased $219,000 from $282,000 for the quarter ended June 30, 2005 to $63,000 for the quarter ended June 30, 2006. The higher professional fees in 2005 primarily relate to legal fees incurred in connection with the merger transaction with RiceX. Professional fees include costs related to accounting, legal and consulting services.

Stock-based compensation expenses, which are non-cash expenses, totaled $151,000 for the three month period ended June 30, 2006, of which $15,000 related to the issuance of common stock to one consultant for services, and a total of $136,000 related to the vesting of options and warrants issued to employees, directors and consultants for services rendered. In the same period last year ended June 30, 2005, stock-based compensation expenditures totaled $1,087,000 of which $625,000 was related to the transfer and assignment of a customer’s technology rights granted in a prior technology agreement, $318,000 related to the issuance of common stock to three consultants and $144,000 related to the vesting of options and warrants issued to employees and four consultants for services rendered.

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

For the six months ended June 30, 2006, the Company’s net income was $166,000, or $0.00 per share, compared to a loss of $2,665,000, or $0.07 loss per share, in 2005, showing an improvement of $2,831,000 compared to the same period last year. The improvement for the six month period ended June 30, 2006 was primarily due to increased sales by $7,189,000, offset by increased cost of sales of $3,961,000, resulting in an increase in gross margins of $3,228,000 to $3,515,000 for the period ended June 30, 2006 compared to this period last year. Assuming the merger with RiceX was effective for the entire first six months of 2005, the unaudited pro forma condensed combined consolidated net loss for the six month period ended June 30, 2005 would have been $4,122,851 (NutraCea first six months of 2005 net loss at $2,664,777, RiceX first six months of 2005 net loss at $1,218,074, and $240,000 intercompany adjustment).

Consolidated revenues for the six month period ended June 30, 2006 of $7,948,000 increased $7,189,000, or 947%, from the same period last year. The revenue increase is primarily attributed to our expanded product lines acquired in the RiceX acquisition and sales into the infomercial market. Infomercial sales were $5,174,000 for the six month period ended June 30, 2006. There were no infomercial sales during this period in 2005. Included in our expanded product lines, Stabilized Rice Bran (SRB) Regular sales were $1,564,000, Solubles sales were $461,000, SRB Fine sales were $280,000, Pellet Sales were $122,000, Fiber sales were $134,000 and SRB Dextrinized sales were $25,000. Proprietary products to the animal medicine market decreased $541,000 and Human Nutrition sales were equal with last year at $214,000 during the first six months of 2006 compared to the same period in 2005. We received $16,000 in Royalties for period ended June 30, 2006. Assuming the merger with RiceX was effective for the entire first six months of 2005, the unaudited pro forma condensed combined consolidated revenues for the six month period ended June 30, 2005 would have been $2,443,061 (NutraCea first six months of 2005 revenues at $758,545, RiceX first six months of 2005 revenues at $1,808,516 and adjusting for intercompany sales of $124,000).

Gross margins in the six months ended June 30, 2006 were $3,515,000, or 44%, compared to $287,000, or 38%, during the same period last year. Gross margins on our various product lines vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The substantial change in gross margin dollars during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 is due mostly to new infomercial sales and additional product lines acquired in the merger with RiceX. Assuming the merger with RiceX was effective for the entire first six months of 2005, the unaudited pro forma condensed combined consolidated gross margins for the six month period ended June 30, 2005 would have been $1,233,111 (NutraCea first six months of 2005 gross margins at $286,689, RiceX first six months of 2005 gross margins at $1,086,422, and $140,000 intercompany adjustment).

R&D expenses increased from $55,000 for the quarter ended June 30, 2005 to $198,000 for the quarter ended June 30, 2006, an increase of $143,000. The increase was attributed to higher product development costs and employee related expenses due to increased R&D activities and expanded scientific staff compared to the same period last year. The Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

Index

SG&A expenses were $2,502,000 and $668,000 in the six month period ended June 30, 2006 and 2005 respectively, an increase of $1,834,000. Comparatively, we have experienced increases in sales related activity associated with expanding our domestic sales force, increases in employee related expenses, insurance, freight and warehousing expenses attributed to our combined operations with RiceX for the six month period ended June 30, 2006 versus the same period last year.

Professional fees decreased $344,000 from $588,000 for the six months ended June 30, 2005 to $244,000 for the six months ended June 30, 2006. The favorable variance is attributed to higher professional fees incurred during this period last year compared to this year, primarily related to fees incurred in connection with our acquisition of RiceX. Professional fees include costs related to accounting, legal and consulting services.

Stock-based compensation expenses, which are non-cash expenses, totaled $540,000 for the six month period ended June 30, 2006, of which $30,000 related to the issuance of common stock to one consultant for services, and a total of $510,000 related to the vesting of options and warrants issued to employees, directors and consultants for services rendered. For the six month period ended June 30, 2005, stock-based compensation expenditures totaled $1,266,000 of which $625,000 was related to the transfer and assignment of a customer’s technology rights granted in a prior technology agreement, $364,000 related to the issuance of common stock to four consultants and one director, and $277,000 related to the vesting of options and warrants issued to employees and six consultants for services rendered.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, our source of liquidity was cash in the amount of $14,759,000. Our cash was $3,491,000 at December 31, 2005, an increase of $11,268,000 for the six months ended June 30, 2006. For six months ended June 30, 2006, net cash provided from operations was $486,000, compared to net cash used in operations in the same period of 2005 of $1,006,000, an improvement of $1,492,000. This improvement in cash provided by operations resulted from our increase in sales and gross margins offset by our increase total SG&A expenses as noted above. Cash used in investing activities in the first six months of 2006 was $5,186,000, compared to $47,000 for the same period of 2005. This increase was caused by our current plant expansion projects, the acquisition of other assets, and notes receivable. Cash provided from financing activities for the period ended June 30, 2006, was $15,969,000, attributed to our recent private placement financing (see below) and the repayment of long-term debt in the amount of $4,000. Our working capital position as of June 30, 2006 was $17,164,000 compared to $5,566,000 reported in our most recent annual report year ended December 31, 2005.

On May 12, 2006, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) in connection with a private placement of our securities to certain accredited investors for aggregate gross proceeds of approximately $17,560,000 ($15,972,000 net after offering and related expenses). Pursuant to the Purchase Agreement, the investors purchased an aggregate of 17,560 shares of our Series C Convertible Preferred Stock (the “Preferred Shares”) at a price of $1,000.00 per share. The Preferred Shares can be converted to shares of our common stock at a conversion rate of approximately 1,176 shares of common stock for each Preferred Share issued in the transaction. The Preferred Shares are subject to the terms and conditions of the Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock. Additionally, the investors were issued warrants (the “Warrants”) to purchase an aggregate of 10,329,412 shares of our common stock at an exercise price of $1.35 per share. The Warrants have a term of five years and are immediately exercisable. An advisor for the financing received a customary fee based on aggregate gross proceeds received from the investors and a warrant to purchase 500,000 shares of common stock at an exercise price per share of $1.35.

On October 4, 2005, we sold an aggregate of 7,850 shares of our Series B Convertible Preferred Stock at a price of $1,000 per share in a private placement transaction. This private placement of securities generated aggregate gross proceeds of approximately $7,850,000 (approximately $7,300,000 after offering expenses). The preferred shares can be converted to shares of common stock at a conversion rate of 2,000 shares of common stock for each preferred share issued in the transaction. Additionally, we issued in this transaction warrants to purchase an aggregate of 7,850,000 shares of common stock at an exercise price of $0.70 per share. The warrants have a term of five years and are immediately exercisable. An advisor for the financing received a customary fee based on aggregate gross proceeds received from the investors and a warrant to purchase 1,099,000 shares of common stock at an exercise price per share of $0.50. This sale of securities will provide additional operating capital to be utilized over at least the next 12 months.

Index

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

In addition to the capital raised, we believe that we may need to raise additional capital to continue to develop, promote and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowing from other sources.

We believe we have sufficient cash reserves to meet anticipated operating requirements for the next twelve months.  However, the timing and amount of any long-term capital requirements cannot be predicted at this time.

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

On January 1, 2006, NutraCea adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. NutraCea adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the quarter ended June 30, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

We carried out an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2006, NutraCea’s disclosure controls and procedures were adequate to insure that information required to be disclosed by NutraCea in reports filed or submitted under the Exchange Act were timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Index

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

During the three months ended June 30, 2006, NutraCea issued the following securities without registration under the Securities Act of 1933:

Common Stock

Four stockholders converted 1,050 shares of Series B Convertible Preferred Stock into 2,100,000 shares of our common stock. The preferred shares converted at a conversion rate of 2,000 shares of common stock for each preferred share.

Two individuals exercised options or warrants pursuant to a cashless exercise provisions and received a total of 655,610 shares of our common stock.

We agreed to issue 381,996 shares of common stock in connection with our acquisition of the equine feed supplement business.  As of June 30, 2006 none of these shares have been issued.

Options and Warrants

We issued to a consultant a warrant to purchase 25,000 shares of common stock, which vested immediately. This warrant expires three years from the date of grant and has a per share exercise price of $1.35.

In May 2006, we issued to each of our six non-employee directors options to purchase 35,000 shares (totaling 210,000 option shares). Each of these options expire in ten years, has an exercise price of $1.14 per share and vests over twelve months.

Private Placement

On May 12, 2006, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) in connection with a private placement of our securities to certain accredited investors for aggregate gross proceeds of approximately $17,560,000 million ($15,973,000 million net after offering expenses). Pursuant to the Purchase Agreement, the investors purchased an aggregate of 17,560 shares of our Series C Convertible Preferred Stock (the “Preferred Shares”) at a price of $1,000.00 per share. The Preferred Shares can be converted to shares of our common stock at a conversion rate of approximately 1,176 shares of common stock for each Preferred Share issued in the transaction. The Preferred Shares are subject to the terms and conditions of the Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock. Additionally, the investors were issued warrants (the “Warrants”) to purchase an aggregate of 10,329,412 shares of our common stock at an exercise price of $1.35 per share. The Warrants have a term of five years and are immediately exercisable.

Index

Halpern Capital, Inc. acted as advisor and placement agent for the financing and received a customary fee based on aggregate gross proceeds received from the investors and a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price per share of $1.35.

The issuance of Preferred Shares and the Warrants was completed in accordance with the exemption provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (“Securities Act”), and/or Section 4(2) of the Securities Act. Each of the investors represented that they are an accredited investor, as defined in Rule 501 of Regulation D, and that it was acquiring the securities for its own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act.

All of the above issuances were made without any public solicitation, to a limited number of consultants and shareholders and were acquired for investment purposes only. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on May 24, 2006. Out of 70,594,361 shares of common stock entitled to vote at such meeting, there were present in person or by proxy 64,981,619 shares of common stock. At the annual meeting, the holders of our common stock elected the following people to our Board of Directors: Bradley Edson, David Bensol, Eliot Drell, James Lintzenich, Edward L. McMillan, Patricia McPeak, Steven Saunders, and Kenneth L. Shropshire. The votes were cast as follows:

Nominee	Votes Cast For	Withheld or Against
Bradley Edson	64,742,651	238,968
David Bensol	64,802,759	178,860
Eliot Drell	64,802,761	178,858
James Lintzenich	64,729,140	252,479
Edward L. McMillan	64,802,761	178,858
Patricia McPeak	63,172,652	1,808,967
Steven Saunders	64,729,140	252,479
Kenneth L. Shropshire	64,803,661	177,958

Our shareholders did not approve the proposal to approve the terms of our 2005 Equity Incentive Plan for purposes of California securities laws. The approval of two-thirds of the outstanding shares of common stock was required to approve the plan for such purpose. 40,535,731 votes were cast for and 527,769 votes against, with 463,940 votes abstaining and 23,454,179 broker non-votes.

Item 5.	Other Information

On August 11, 2006, we amended (i) the Registration Rights Agreement, dated October 3, 2005, that we entered into in connection with our issuance on October 4, 2005 of Series B Convertible Preferred Stock and warrants to purchase common stock and (ii) the Registration Rights Agreement, dated May 12, 2006, that we entered into in connection with our issuance on May 12, 2006 of Series C Convertible Preferred Stock and warrants to purchase common stock. Before we entered into these amendments, the Registration Rights Agreements provided that the liquidated damages that may become payable to the investors if the related registration statements become unavailable for use will be payable, at the option of the investors, in cash or shares of our common stock. Pursuant to these amendments, the Company only will be required to pay these liquidated damages in cash.

Item 6.	Exhibits

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit
10.1	Form of non-statutory Stock Option Agreement between the Company and the non-employee members of the Board of Directors dated May 23, 2006.
31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Office Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEA

Dated: August 14, 2006	/s/ Bradley Edson
Bradley Edson
Chief Executive Officer

Dated: August 14, 2006	/s/ Todd C. Crow
Todd C. Crow,
Chief Financial Officer
(Principal Accounting Officer)