Form 10QSB
period 2006-09-30
NUTRACEA
filed 2006-11-14
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to_________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 87,120,310 as of September 30, 2006.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

—	increased competitive pressures from existing competitors and new entrants;

—	increases in interest rates or our cost of borrowing or a default under any material debt agreements;

—	deterioration in general or regional economic conditions;

—	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

—	loss of customers or sales weakness;

—	inability to achieve future sales levels or other operating results;

—	the unavailability of funds for capital expenditures;

—	lack of acceptance of our products;

—	failure to obtain an adequate supply of raw rice bran;

—	inability to collect accounts receivable;

—	inability to process a sufficient quantity of stabilized rice bran to meet demands; and

—	operational inefficiencies in distribution or other systems.

For a detailed description of these and other risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statement, please see our prior SEC filings, including our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Index

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$13,112,076	$3,490,556
Marketable securities	256,066	144,947
Trade accounts receivable, net	5,967,462	2,514,961
Inventories	755,132	594,614
Notes receivable, current portion	869,500	-
Deposits and other current assets	330,183	82,400
Total current assets	21,290,419	6,827,478

Restricted marketable securities	-	144,947
Notes receivable, net of current portion	420,000	-
Property and equipment, net	7,824,212	5,493,036
Patents and trademarks, net of accumulated amortization of $337,098 and $119,317	5,381,142	2,417,815
Goodwill	31,939,012	32,581,007
Total assets	$66,854,785	$47,464,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,303,663	$1,255,032
Notes payable, current portion	5,563	6,069
Total current liabilities	3,309,226	1,261,101

Long-term liabilities:
Notes payable, net of current portion	4,859	8,906
Total liabilities	3,314,085	1,270,007

Commitments and contingencies

Convertible, series B preferred stock, no par value, $1,000 stated value 25,000 shares authorized, 3,150 and 7,850 shares issued and outstanding	2,586,021	7,300,500
Convertible, series C preferred stock, no par value, $1,000 stated value 25,000 shares authorized, 10,706 and 0 shares issued and outstanding	9,098,306	-

Shareholders’ equity:
Common stock, no par value 200,000,000 shares authorized, 87,120,310 and 67,102,079 shares issued and outstanding	101,972,973	89,783,817
Accumulated deficit	(47,992,665)	(48,799,935)
Accumulated other comprehensive income, unrealized loss on marketable securities	(2,123,935)	(2,090,106)
Total shareholders’ equity	63,540,700	46,194,276
Total liabilities and shareholders’ equity	$66,854,785	$47,464,283

The accompanying notes are an integral part of these financials.

Index

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Revenues
Net product sales	$12,364,529	$1,060,271	$4,432,920	$301,726
Royalty and label fees	529,371	-	513,254	-
Total revenue	12,893,900	1,060,271	4,946,174	301,726

Cost of goods sold	6,968,150	704,569	2,535,560	232,713

Gross margins	5,925,750	355,702	2,410,614	69,013

Research and development expenses	258,859	67,959	73,821	13,112
Selling, general and administrative expenses	3,925,787	1,435,751	1,448,572	575,957
Professional fees	595,860	619,523	314,124	245,835
Stock-based compensation	654,952	1,334,704	114,510	35,427
Total operating expenses	5,435,458	3,457,937	1,951,027	870,331

Income (loss) from operations	490,292	(3,102,235)	459,587	(801,318)

Other income (expense)
Interest income	318,550	106,036	182,937	1,172
Interest expense	(1,872)	(715,046)	(1,418)	(235,398)

Net income (loss)	$806,970	$(3,711,245)	$641,106	$(1,035,544)

Net income (loss) per share:
Basic	$0.01	$(0.10)	$0.01	$(0.03)
Diluted	$0.01	$(0.10)	$0.01	$(0.03)

Weighted average number of shares outstanding	71,685,402	36,756,797	77,377,010	38,033,352

The accompanying notes are an integral part of these financials.

Index

NUTRACEA AND SUBSIDIARIEs
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Net income (loss) available to common shareholders	$806,970	$(3,711,245)	$641,106	$(1,035,544)

Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(33,829)	(25,378)	(21,181)	54,984

Net and comprehensive income (loss)	$773,141	$(3,736,623)	$619,925	$(980,560)

The accompanying notes are an integral part of these financials.

Index

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flow from operating activities:
Net income (loss)	$806,970	$(3,711,245)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	870,813	695,150
Stock-based compensation	654,952	1,334,704

Net changes in operating assets and liabilities
Trade accounts receivable	(3,452,501)	(80,120)
Inventories	(160,518)	(87,676)
Deposits and other current assets	(247,783)	(380,053)
Accounts payable, accrued liabilities	1,314,791	670,626
Customer deposits	-	(4,235)
Net cash used in operating activities	(213,276)	(1,562,849)

Cash flows from investing activities
Notes receivable	(1,289,500)	-
Purchases of property and equipment	(2,984,208)	(16,110)
Purchases of other assets	(1,997,776)	(45,720)
Net cash used in investing activities	(6,271,484)	(61,830)

Cash flows from financing activities
Payments on long-term debt	(4,047)	-
Private placement financing, net	15,937,827	-
Proceeds from exercise of common stock options and warrants	172,500	85,432
Net cash provided from financing activities	16,106,280	85,432

Net increase (decrease) in cash and cash equivalents	9,621,520	(1,539,247)

Cash and cash equivalents, beginning of period	3,490,556	1,928,281

Cash and cash equivalents, end of period	$13,112,076	$389,034

Cash paid for interest	$1,740	$-
Cash paid for income taxes	$4,621	$2,400

Non-cash disclosures:
Conversions of preferred stock to common stock	$11,554,000	$-
Common Stock issued to acquire assets related to equine feed supplement business	$450,000	$-

The accompanying notes are an integral part of these financials.

Index

NUTRACEA AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of NutraCea have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in NutraCea’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for 2005 as reported in the 10-KSB have been omitted.

2.	STOCK-BASED COMPENSATION

On January 1, 2006, NutraCea adopted SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to 2006, compensation was recorded for stock-based compensation grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. Had we recorded compensation expense for stock-based compensation grants to employees based on their estimated fair value at their grant date, our net loss and net loss per share would have been as follows:

	Nine months ended Sept. 30, 2005	Three months ended Sept. 30, 2005

Net loss available to common shareholders
As reported	$(3,711,245)	$(1,035,544)
Plus: compensation expense charged to income	789,251	552,245
Less: pro forma compensation	(1,226,529)	(552,245)

Pro forma net loss available to common shareholders	$(4,148,523)	$(1,035,544)

Basic and diluted loss per common share:
As reported	$(0.10)	$(0.03)
Pro forma	$(0.11)	$(0.03)

The weighted average grant date fair value of the stock options granted during the nine months ended September 30, 2006 and 2005 was $1.31 and $0.47 per share, respectively. Variables used in the Black-Scholes option-pricing model include (1) risk-free discount rates from 3.83% to 5.08%, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility is 138% to 305% and (4) zero expected dividends.

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

As of September 30, 2006, our shares have not lost any value. However, the Langley shares are marked down to their fair market value of $256,066.

Any unrealized holding gains and losses on the marketable securities are excluded from operating results and are recognized as other comprehensive income. The fair value of the securities is determined based on prevailing market prices.

On September 8, 2006, NutraCea filed a complaint in the United States District Court for the Eastern District of California, Sacramento Division, against Langley for, among other causes of action, securities fraud, breach of contract and rescission relating to this transaction, NutraCea also filed a placeholder complaint in the State of New York to preserve its rights relative to venue and jurisdictional issues. NutraCea is seeking rescission of the Stock Purchase Agreement and return of all of NutraCea’s shares issued to and held by Langley. NutraCea is also seeking compensatory damages representing the loss in value as well as attorneys’ fees and costs incurred in the litigation.

4.	INVENTORY

At September 30, 2006, inventories are composed of $502,332 of finished goods and $252,800 of packaging supplies and raw materials. At December 31, 2005, inventories were composed of $509,278 of finished goods and $85,336 of packaging supplies.

5.	NOTES RECEIVABLE

At September 30, 2006, we have four secured promissory notes outstanding to NutraCea with an aggregate net amount of $1,289,500, $869,500 reported as current portion and $420,000 reported as net of current portion. These secured promissory notes bear interest at annual rates ranging from 5% to 8% with the principals and all accrued interest due and payable to us at dates ranging from September 2007 to September 2012. Notes issued in the nine month period ending September 30, 2006 related to the financing of label fees of $500,000 and loans to customers of $800,000.

The note receivable of 5% has been determined by NutraCea to bear an interest rate that is lower than the current market rate. Therefore, NutraCea has recorded a discount on this note of $5,500 assuming a market rate of 8.5% and is accreting this discount using the effective interest method over the life of the note.

Index

6.	PROPERTY AND EQUIPMENT

Land, property and equipment consists of the following:

	September 30, 2006	December 31, 2005

Land	$8,750	$5,000
Furniture and fixtures	829,156	698,570
Vehicles	73,096	73,096
Software	386,484	366,664
Leasehold improvements	395,871	395,871
Plant & Equipment	4,522,382	4,510,000
Total property & equipment	6,215,369	6,049,201

Less accumulated depreciation	(1,209,198)	(556,165)
Construction in Progress	2,817,671	-
Total property & equipment, net	$7,824,212	$5,493,036

Construction in progress represents expansion at our facility in Dillon Montana and a new plant in Louisiana.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable, accrued and other liabilities consist of the following:

	September 30, 2006	December 31, 2005

Trade accounts payable	$2,772,257	$992,637
Accrued and other liabilities	531,406	262,395
	$3,303,663	$1,255,032

8.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during all periods presented.  Options and warrants are excluded from the basic net income (loss) per share calculation and are considered in calculating the diluted net income (loss) per share.

The dilutive effect of outstanding options, warrants, convertible series B preferred stock, and convertible series C preferred stock is calculated using the treasury stock method.

Index

Components of basic and diluted earnings per share were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Net income available for common shareholders	$806,970	$(3,711,245)	$641,106	$(1,035,544)

Weighted average outstanding shares of common stock	71,685,402	36,756,797	77,377,010	38,033,352
Dilutive effect of preferred stock	18,879,550	-	18,879,550	-
Dilutive effect of employee stock options and awards	246,892	-	246,892	-
Common stock and common stock equivalents	90,811,844	36,756,797	96,503,452	38,033,352

Earnings per share:
Basic	$0.01	$(0.10)	$0.01	$(0.03)
Diluted	$0.01	$(0.10)	$0.01	$(0.03)

Net share outstanding warrants and options of 6,613,388 have been excluded from the calculation of diluted not income (loss) because their inclusion would have been anti-dilutive.

9.	CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable for sales to major customers. We perform credit evaluations on our customers’ financial condition and generally do not require collateral on accounts receivable. We maintain an allowance for doubtful accounts on our receivables based upon expected collection of all accounts receivable. At September 30, 2006 and December 31, 2005 NutraCea has recorded an allowance for doubtful accounts of $20,000 and $0, respectfully.

For the nine months ended September 30, 2006, four customers accounted for 75% of sales, 64%, 6%, 3%, and 2% respectively. At September 30, 2006, accounts receivable due from these four customers were 81%, 2%, 0%, and 2%, respectively, of the total outstanding accounts receivable.

10.	PREFERRED STOCK

On May 12, 2006, we sold an aggregate of 17,560 shares of our Series C Convertible Preferred Stock at a price of $1,000.00 per share in connection with a private placement for aggregate gross proceeds of approximately $17,560,000 ($15,938,000 net after offering and related expenses). The Series C preferred shares can be converted to shares of our common stock at a conversion rate of approximately 1,176 shares of common stock for each preferred share. Additionally, the investors were issued warrants to purchase an aggregate of 10,329,412 shares of our common stock at an exercise price of $1.35 per share. The warrants have a term of five years and are immediately exercisable. The relative fair value of the common stock is $11,707,404 and the relative fair value of the warrants is $5,852,596.

Halpern Capital, Inc. acted as advisor and placement agent for the financing and received a customary fee based on aggregate gross proceeds received from the investors and a warrant to purchase 500,000 shares of NutraCea’s common stock at an exercise price per share of $1.35. The warrants have a five-year term and are immediately exercisable.

Index

11.	STOCKHOLDERS’ EQUITY

For all agreements where stock is awarded as partial or full consideration, the expense is valued at the fair value of the stock. Expense for stock options and warrants issued to consultants and employees are calculated at fair value using the Black-Scholes valuation method.

Common Stock

During nine months ended September 30, 2006, twelve stockholders converted 4,700 shares of Series B Convertible Preferred Stock into 9,400,000 shares of our common stock. The preferred shares converted at a conversion rate of 2,000 shares of common stock for each preferred share.

During nine months ended September 30, 2006, twenty-one stockholders converted 6,854 shares of Series C Convertible Preferred Stock into 8,063,513 shares of our common stock. The preferred shares converted at a conversion rate of 1,176 shares of common stock for each preferred share.

During the nine months ended September 30, 2006, six individuals exercised options or warrants pursuant to a cashless exercise provision and received a total of 1,842,723 shares of our common stock. Also, two individuals exercised an option and a warrant with $172,500 of cash and received a total of 300,000 shares of common stock.

We issued 29,999 shares of common stock to a consultant for services rendered, valued at $30,000, during the nine months ended September 30, 2006.

We issued 381,996 shares of common stock in connection with our acquisition of assets related to the equine feed supplement business, valued at $450,000, during the nine months ended September 30, 2006, as described in the asset purchase note below.

Asset Purchase

In May 2006, we agreed to issue 381,996 shares of common stock in connection with NutraCea’s acquisition of assets related to equine feed supplement business. As of September 30, 2006, all of these shares had been issued.

Options and Warrants

In February 2006, we issued a warrant to purchase 100,000 shares of common stock to a member of our Board of Directors for services rendered. The warrant expires in five years, has an exercise price of $1.00 per share, and was charged to stock, stock option and warrant expense in the amount of $100,530.

In May 2006, we issued to each of our six non-employee directors an option to purchase 35,000 shares (totaling 210,000 option shares). The options expire in ten years, have an exercise price of $1.14 per share, vest on a twelve-month prorated basis and were charged to stock, option and warrant expense in the amount of $119,700 for the nine months ended September 30, 2006.

In connection with our private placement in May of 2006, the investors were issued warrants to purchase an aggregate of 10,329,412 shares of our common stock at an exercise price of $1.35 per share. The warrants have a term of five years and are immediately exercisable. Halpern Capital, Inc. acted as advisor and placement agent for the financing and received a customary fee based on aggregate gross proceeds received from the investors and a warrant to purchase 500,000 shares of NutraCea’s common stock at an exercise price per share of $1.35.

During the nine months ended September 30, 2006, we issued to four employees options to purchase a total of 680,000 shares of common stock with vesting periods ranging from zero to two years. The options expire in ten years and have exercise prices per share of $1.00 to $1.20. For this period, stock option expense of $266,418 was charged for these vested options.

Index

During the nine months ended September 30, 2006, we issued to five consultants six warrants to purchase a total of 340,000 shares of common stock, with vesting periods ranging from zero to two years. These warrants expire from three years to four years and have exercise prices per share ranging from $1.00 to $1.35. The vesting of 100,000 warrant shares underlying one of these warrants is contingent on the generation of gross revenue targets over the next 24 months. Therefore, no book entry was made with respect to this warrant. The other five warrants were expensed at $138,302 for the period.

Expense for stock options and warrants issued to consultants and employees are calculated at fair value using the Black-Scholes valuation method. The weighted average grant date fair value of the stock options and warrants granted during the nine months ended September 30, 2006 was $1.31. Variables used in the Black-Scholes option-pricing model include (1) risk-free discount rates from 3.83% to 5.08%, (2) expected option life is the actual remaining life of the options and warrants, (3) expected volatility is 138% to 305% and (4) zero expected dividends.

12.	SUBSEQUENT EVENTS

During October 2006, three shareholders of our Series B Convertible Preferred Stock converted 2,650 shares of preferred stock into 5,300,000 shares of our common stock. The preferred shares converted at a conversion rate of 2,000 shares of common stock for each preferred share.

During October 2006, eight shareholders of our Series C Convertible Preferred Stock converted 3,300 shares of preferred stock into 3,882,345 shares of our common stock. The preferred shares converted at a conversion rate of approximately 1,176 shares of common stock for each preferred share.

During October 2006, we issued two options to purchase a total of 175,000, shares of common stock, with vesting periods of two years to two employees. These options expire in ten years and have exercise prices per share of $1.39 and $1.69.

During October 2006, we issued a medical advisory committee member a warrant to purchase 240,000 shares of common stock for services with vesting period over a twelve-month period. These warrants expire in 3 years and have a per share exercise price of $1.63.

During October 2006, seven individuals exercised options or warrants for $1,116,000 and received a total of 1,893,888 shares of our common stock.

13.	OTHER INFORMATION

Revenue Recognition

Occasionally, we will grant exclusive use of our labels by customers in specific territories in exchange for a nonrefundable fee. Under EIFT 00-21, Revenue Recognition with Multiple Deliverables, we believe each label licensing provision is considered to be a separate unit of accounting as both the label fee and other consideration in these agreements are believed to have stand-alone value. Each grant is then individually evaluated to determine appropriate revenue recognition in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104)), SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. If all criteria are met, revenue is recognized in the period in which the sale occurred and recorded in the financial statements as label fees. During September 2006, we granted to two customers exclusive licenses to use certain trade names and logos in specific territories in perpetuity recognizing $494,500 in revenue.

Index

14.	THE RICEX ACQUISITION

On October 4, 2005, NutraCea merged with RiceX. The accompanying unaudited pro forma condensed combined consolidated statements of operations for the nine months and three months ended September 30, 2005 are presented for illustrative purposes only and does not give effect to any cost savings, revenue synergies or restructuring costs which may result from the integration of NutraCea and RiceX’s operations. In addition, actual results may be different from the projections set forth in this unaudited pro forma condensed combined consolidated statement of operations.

Index

NUTRACEA
UNAUDITED PRO FORMA CONDENSED COMBINED CONSOLIDATED
STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2005

	HISTORICAL		PRO FORMA
Income Statement	NutraCea	RiceX	Adjustment		Combined

Revenues
Net product sales	$1,060,271	$2,767,255	$(179,900)	(a)	$3,647,626
Royalties	$-	$13,324			$13,324

Total revenues	$1,060,271	$2,780,579	$(179,900)		$3,660,950

COGS	$704,569	$1,123,812	$(179,900)	(a)	$1,648,481
Depreciation			$210,000	(b)	$210,000

Gross margins	$355,702	$1,656,767	$(210,000)		$1,802,469

Operating expense	$3,457,937	$5,371,313	$-		$8,829,250
Amortization			$150,000	(b)	$150,000

Loss from operations	$(3,102,235)	$(3,714,546)	$(360,000)		$(7,176,781)

Customer deposit forfeiture	$100,000	$-	$-		$100,000
Interest and other income	$6,036	$9,314	$-		$15,350
Interest expense	$(715,046)	$(195)	$-		$(715,241)
Total other income (expense)	$(609,010)	$9,119	$-		$(599,891)

Net income (loss)	$(3,711,245)	$(3,705,427)	$(360,000)		$(7,776,672)

Cumulative preferred dividends	$-	$-			$-

Net loss available to common shareholders	$(3,711,245)	$(3,705,427)	$(360,000)		$(7,776,672)

Basic and diluted loss available to common shareholders per share	$(0.10)				$(0.12)

Basic and diluted weighted-average shares outstanding	36,756,797		28,272,064	(c)	$65,028,861

(a) Represents the elimination of intercompany sales
(b) Represents additional depreciation and amortization on the assets acquired
(c) Represents the net change in total combined common stock outstanding

Index

NUTRACEA
UNAUDITED PRO FORMA CONDENSED COMBINED CONSOLIDATED
STATEMENT OF OPERATIONS
Three Months Ended September 30, 2005

	HISTORICAL		PRO FORMA
Income Statement	NutraCea	RiceX	Adjustment		Combined

Revenues
Net product sales	$301,726	$972,063	$(56,000)	(a)	$1,217,789
Royalties	$-	$-			$-

Total revenues	$301,726	$972,063	$(56,000)		$1,217,789

COGS	$232,713	$401,719	$(56,000)	(a)	$578,432
Depreciation			$70,000	(b)	$70,000

Gross margins	$69,013	$570,344	$(70,000)		$569,357

Operating expense	$870,331	$3,060,640	$-		$3,930,971
Amortization			$50,000	(b)	$50,000

Loss from operations	$(801,318)	$(2,490,296)	$(120,000)		$(3,411,614)

Customer deposit forfeiture	$-	$-	$-		$-
Interest and other income	$1,172	$3,137	$-		$4,309
Interest expense	$(235,398)	$(195)	$-		$(235,593)
Total other income (expense)	$(234,226)	$2,942	$-		$(231,284)

Net income (loss)	$(1,035,544)	$(2,487,354)	$(120,000)		$(3,642,898)

Cumulative preferred dividends	$-	$-			$-

Net loss available to common shareholders	$(1,035,544)	$(2,487,354)	$(120,000)		$(3,642,898)

Basic and diluted loss available to common shareholders per share	$(0.03)				$(0.05)

Basic and diluted weighted-average shares outstanding	38,033,352		28,272,064	(c)	$66,305,416

(a) Represents the elimination of intercompany sales
(b) Represents additional depreciation and amortization on the assets acquired
(c) Represents the net change in total combined common stock outstanding

Item 2.	Management’s Discussion and Analysis or Plan of Operation

NutraCea is a health-science company focused on the development and distribution of products based upon the use of stabilized rice bran and proprietary rice bran formulations. Rice bran is the outer layer of brown rice which until recently was a wasted by-product of the commercial rice industry. These products include food supplements and medical foods which provide health benefits for humans and animals (known as "nutraceuticals").

Index

The following is a discussion of the consolidated financial condition of our results of operations for the three and nine months ended September 30, 2006 and 2005. Due to the recent merger of NutraCea with The RiceX Company (“RiceX”) which occurred in the fourth quarter of 2005, the results of operations discussed below may not be comparable to future operations of the combined entity.

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

For the three months ended September 30, 2006, our net income was $641,000, or $0.01 per share, compared to a loss of $1,036,000, or $0.03 loss per share, in the same period of 2005, showing an improvement of $1,677,000. The improvement for the three months ended September 30, 2006 was primarily due to increased revenue by $4,644,000, offset by increased cost of sales of $2,303,000, resulting in an increase in gross margins of $2,342,000 for the period ended September 30, 2006 compared to this period last year. Assuming the merger with RiceX was effective for the entire third quarter of 2005, the unaudited pro forma condensed combined consolidated net loss for the quarter ended September 30, 2005 would have been $3,643,000 (NutraCea third quarter of 2005 net loss at $1,036,000, RiceX third quarter of 2005 net loss at $2,487,000, and $120,000 intercompany adjustment).

Consolidated revenues for the three months ended September 30, 2006 of $4,946,000 increased $4,644,000 from the same period last year. The revenue increase is primarily attributed to sales into the infomercial market and our expanded product lines acquired in our acquisition of RiceX. Infomercial sales were $2,807,000 for the three months ended September 30, 2006. There were $61,000 in infomercial sales during this period in 2005. Our expanded product lines sales were $1,447,000 for the three months ended September 30, 2006. During the current period we granted to two customers exclusive licenses to use certain trade names and logos in specific territories for $495,000, net of discount. We received $19,000 in royalties for period ended September 30, 2006. Assuming the merger with RiceX was effective for the entire third quarter of 2005, the unaudited pro forma condensed combined consolidated revenues for the quarter ended September 30, 2005 would have been $1,218,000 (NutraCea third quarter of 2005 revenues at $302,000, RiceX third quarter of 2005 revenues at $972,000 and adjusting for intercompany sales of $56,000).

Gross margins in the quarter ended September 30, 2006 were $2,411,000, or 49%, compared to $69,000, or 23%, during the same period last year. Gross margins on our various product lines vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The substantial change in gross margin dollars during the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 is due mostly to infomercial sales, additional product lines acquired in the merger with RiceX and granting exclusivity to two of our customers for two of our labels. Assuming the merger with RiceX was effective for the entire third quarter of 2005, the unaudited pro forma condensed combined consolidated gross margins for the quarter ended September 30, 2005 would have been $569,000 (NutraCea third quarter of 2005 gross margins at $69,000, RiceX third quarter of 2005 gross margins at $570,000, and $70,000 intercompany adjustment).

Research and Development (“R&D”) expenses increased from $13,000 for the quarter ended September 30, 2005 to $74,000 for the quarter ended September 30, 2006, or an increase of $61,000. The increase was attributed to higher product development costs and employee-related expenses due to the increase of R&D activities and expanded scientific staff compared to the same period last year. We expect to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

Sales, General and Administrative (“SG&A”) expenses were $1,449,000 and $576,000 in the three months ended September 30, 2006 and 2005 respectively, an increase of $873,000. This increase is due to the combining of operations with RiceX after the merger as well as increased sales related activity associated with expanding our domestic sales force during the three months ended September 30, 2006 compared to the same period last year.

Index

Professional fees increased $68,000 from $246,000 for the quarter ended September 30, 2005 to $314,000 for the quarter ended September 30, 2006. The higher professional fees in 2006 primarily relate to consulting fees incurred in connection with marketing and business development activities. Professional fees include costs related to accounting, legal and consulting services.

Stock-based compensation expenses, which are non-cash expenses, totaled $115,000 for the three months ended September 30, 2006 and related to the vesting of options and warrants issued to employees, directors and consultants for services rendered. In the quarter ended September 30, 2005, stock-based compensation expenditures totaled $35,000 and related to the vesting of options and warrants issued to employees and consultants for services rendered.

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

For the nine months ended September 30, 2006, our net income was $807,000, or $0.01 per share, compared to a loss of $3,711,000, or $0.10 loss per share, in the same period of 2005, showing an improvement of $4,518,000. The improvement for the nine months ended September 30, 2006 was primarily due to increased revenues of $11,834,000, offset by increased cost of sales of $6,264,000, resulting in an increase in gross margins of $5,570,000 to $5,926,000 for the period ended September 30, 2006 compared to this period last year. Assuming the merger with RiceX was effective for the entire first nine months of 2005, the unaudited pro forma condensed combined consolidated net loss for the nine months ended September 30, 2005 would have been $7,777,000 (NutraCea first nine months of 2005 net loss at $3,711,000, RiceX first nine months of 2005 net loss at $3,705,000, and $360,000 intercompany adjustment).

Consolidated revenues for the nine months ended September 30, 2006 of $12,894,000 increased $11,834,000, or 1,116%, from the same period last year. The revenue increase is primarily attributed to our sales into the infomercial market and expanded product lines acquired in the RiceX acquisition. Infomercial sales were $7,981,000 for the nine months ended September 30, 2006. There were $61,000 in infomercial sales during this period in 2005. Our expanded product lines sales were $4,007,000 for the nine months ended September 30, 2006. During the current period we granted to two customers exclusive licenses to use certain trade names and logos in specific territories for $495,000, net of discount. We received $35,000 in royalties for period ended September 30, 2006. Assuming the merger with RiceX was effective for the entire first nine months of 2005, the unaudited pro forma condensed combined consolidated revenues for the nine months ended September 30, 2005 would have been $3,661,000 (NutraCea first nine months of 2005 revenues at $1,060,000, RiceX first nine months of 2005 revenues at $2,781,000 and adjusting for intercompany sales of $180,000).

Gross margins in the nine months ended September 30, 2006 were $5,926,000, or 46%, compared to $356,000, or 34%, during the same period last year. Gross margins on our various product lines vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The substantial change in gross margin dollars during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is due mostly to new infomercial sales and additional product lines acquired in the merger with RiceX. Assuming the merger with RiceX was effective for the entire first nine months of 2005, the unaudited pro forma condensed combined consolidated gross margins for the nine months ended September 30, 2005 would have been $1,802,000 (NutraCea first nine months of 2005 gross margins at $356,000, RiceX first nine months of 2005 gross margins at $1,657,000, and $210,000 intercompany adjustment).

R&D expenses increased from $68,000 for the quarter ended September 30, 2005 to $259,000 for the quarter ended September 30, 2006, an increase of $191,000. The increase was attributed to higher product development costs and employee-related expenses due to increased R&D activities and expanded scientific staff compared to the same period last year. We expect to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

SG&A expenses were $3,926,000 and $1,436,000 in the nine months ended September 30, 2006 and 2005 respectively, an increase of $2,490,000. Comparatively, we have experienced increases in sales related activity associated with expanding our domestic sales force, increases in employee-related expenses and insurance expenses attributed to our combined operations with RiceX for the nine months ended September 30, 2006 versus the same period last year.

Index

Professional fees decreased $24,000 from $620,000 for the nine months ended September 30, 2005 to $596,000 for the nine months ended September 30, 2006. The higher professional fees incurred during this period last year primarily related to fees incurred in connection with our acquisition of RiceX. Professional fees include costs related to accounting, legal and consulting services.

Stock-based compensation expenses, which are non-cash expenses, totaled $655,000 for the nine months ended September 30, 2006, of which $168,000 related to the issuance of common stock to two consultants for services, and a total of $487,000 related to the vesting of options and warrants issued to employees, directors and consultants for services rendered. For the nine-months ended September 30, 2005, stock-based compensation expenditures totaled $1,335,000 of which $625,000 was related to our transfer and assignment of certain technology rights, $374,000 related to the issuance of common stock to five consultants and one director, and $475,000 related to the vesting of options and warrants issued to employees and eleven consultants for services rendered.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, our source of liquidity was cash in the amount of $13,112,000. Our cash was $3,491,000 at December 31, 2005, an increase of $9,621,000 for the nine months ended September 30, 2006. For nine months ended September 30, 2006, net cash used in operations was $213,000, compared to net cash used in operations in the same period of 2005 of $1,563,000, an improvement of $1,350,000. This improvement in cash used by operations resulted from our increase in sales and gross margins offset by our increase total SG&A expenses as noted above. Cash used in investing activities in the first nine months of 2006 was $6,271,000, compared to $62,000 for the same period of 2005. This increase was caused by our current plant expansion projects, transfer of funds for notes receivable, and the acquisition of other assets. Cash provided from financing activities for the period ended September 30, 2006, was $16,106,000, attributed to our recent private placement financing (see below), proceeds from exercise of stock options and the repayment of long-term debt in the amount of $4,000. Our working capital position as of September 30, 2006 was $17,981,000 compared to $5,566,000 reported in our most recent annual report year ended December 31, 2005.

On May 12, 2006, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) in connection with a private placement of our securities to certain accredited investors for aggregate gross proceeds of approximately $17,560,000 ($15,938,000 net after offering and related expenses). Pursuant to the Purchase Agreement, the investors purchased an aggregate of 17,560 shares of our Series C Convertible Preferred Stock (the “Preferred Shares”) at a price of $1,000.00 per share. The Preferred Shares can be converted to shares of our common stock at a conversion rate of approximately 1,176 shares of common stock for each Preferred Share issued in the transaction. The Preferred Shares are subject to the terms and conditions of the Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock. Additionally, the investors were issued warrants (the “Warrants”) to purchase an aggregate of 10,329,412 shares of our common stock at an exercise price of $1.35 per share. The Warrants have a term of five years and are immediately exercisable. An advisor for the financing received a customary fee based on aggregate gross proceeds received from the investors and a warrant to purchase 500,000 shares of common stock at an exercise price per share of $1.35.

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

Index

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

On January 1, 2006, NutraCea adopted SFAS No. 123(R), “Share-Based Payment.”. SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. NutraCea adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the quarter ended September 30, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2006, NutraCea’s disclosure controls and procedures were effective to ensure that information required to be disclosed by NutraCea in reports filed or submitted under the Exchange Act were timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the quarter covered by this report, there was no change in NutraCea’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

PART 2.	OTHER INFORMATION

Item 1.	Legal Proceedings

On September 8, 2006, we filed a complaint in the United States District Court for the Eastern District of California, Sacramento Division, against Langley Park Investments, PLC, a United Kingdom corporation (“Langley”), for, among other causes of action, securities fraud, breach of contract and rescission in connection with a private-placement transaction in which we exchanged 7,000,000 shares of our common stock for approximately 1,272,026 shares of common stock in Langley. The exchange was completed pursuant to a Stock Purchase Agreement entered into between the Company and Langley on September 8, 2004. Langley holds our shares along with shares of other publicly-traded companies as an investment portfolio.

Index

In our complaint we allege, among other things, that Langley did not select portfolio companies in accordance with the investment criteria provided in Langley’s private placement memorandum, that Langley mislead the Company regarding the value of the Langley shares that the Company would receive in exchange for the Company’s shares and that Langley received the Company’s shares from escrow in violation of an escrow agreement and the private placement memorandum. We are seeking rescission of the Stock Purchase Agreement and return of all of the Company’s shares issued to Langley, in addition to injunctive relief to prevent the transfer of the shares. We are also seeking compensatory damages representing the loss in value as well as attorneys’ fees and costs incurred in the litigation.

On October 17, 2006, the Company and Langley entered into a Pre-settlement/Escrow Agreement (“Pre-Settlement Agreement”) regarding 1,446,750 of the 7,000,000 shares that were issued to Langley in the transaction described above. Pursuant to the Pre-Settlement Agreement, we allowed Langley to sell the 1,446,750 shares and Langley agreed to place the proceeds from the sale in escrow pending settlement of our dispute. Neither the Company nor Langley waived any of their rights in connection with their entering into the Pre-Settlement Agreement.

On October 12, 2006, the Company filed with the court a request for a preliminary injunction to enjoin Langley from transferring any of the NutraCea shares received by Langley in the private placement transaction. On November 6, 2006, the court held a preliminary injunction but required Langley to place into escrow until this dispute is settled an amount of cash, when added to the cash that was placed into escrow under the Pre-Settlement Agreement, equaling $2,500,000.

In addition to the matter discussed above, from time to time we are involved in litigation incidental to the conduct of our business. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2006, NutraCea issued the following securities without registration under the Securities Act of 1933:

Common Stock:

Six stockholders converted 2,275 shares of Series B Convertible Preferred Stock into 4,550,000 shares of our common stock. The preferred shares converted at a conversion rate of 2,000 shares of common stock for each preferred share. No additional consideration was paid to convert the preferred shares.

Twenty-one stockholders converted 6,854 shares of Series C Convertible Preferred Stock into 8,053,513 shares of our common stock. The preferred shares converted at a conversion rate of approximately 1,176 shares of common stock for each preferred share. No additional consideration was paid to convert the preferred shares.

Two individuals exercised an option and a warrant and received a total of 300,000 shares of our common stock for the aggregate exercise price of $172,500.

We issued 381,996 shares of common stock in connection with our acquisition of the equine feed supplement business.

Index

Options and Warrants:

We issued to one employee an option to purchase 50,000 shares of commons stock, which start to vest after 90 days and vest over a two year period. The option expires 10 years from the date of grant and has a per share exercise price of $1.20.

We issued to a consultant a warrant to purchase 50,000 shares of common stock. The shares will vest over a 12 month period. The option expires three years from the date of the grant and has a per share exercise price of $1.20.

The issuance of common stock upon conversion of preferred stock was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933. All other issuances above were made without any public solicitation, to a limited number of consultants and shareholders and were acquired for investment purposes only. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On August 11, 2006, we amended (i) the Registration Rights Agreement, dated October 3, 2005, that we entered into in connection with our issuance on October 4, 2005 of Series B Convertible Preferred Stock and warrants to purchase common stock and (ii) the Registration Rights Agreement, dated May 12, 2006, that we entered into in connection with our issuance on May 12, 2006 of Series C Convertible Preferred Stock and warrants to purchase common stock. Before we entered into these amendments, the Registration Rights Agreements provided that the liquidated damages that may become payable to the investors if the related registration statements become unavailable for use will be payable, at the option of the investors, in cash or shares of our common stock. Pursuant to these amendments, the Company only will be required to pay these liquidated damages in cash. No event has occurred that would require the Company to pay liquidated damages pursuant to these Registration Rights Agreements.

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

NUTRACEA

Dated: November 14, 2006	/s/ Bradley Edson
Bradley Edson
Chief Executive Officer

Dated: November 14, 2006	/s/ Todd C. Crow
Todd C. Crow,
Chief Financial Officer
(Principal Accounting Officer)