Form 10-K
period 2006-12-31
NUTRACEA
filed 2007-04-02
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-32565

NUTRACEA
(Exact name of registrant as specified in its Charter)

California	87-0673375
(State of Incorporation)	(I.R.S. Employer Identification No.)

1261 Hawk’s Flight Court El Dorado Hills, California	95762
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (916) 933-3000

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). YES ☐ NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of June 30, 2006, the aggregate market value of the Company’s common stock held by non-affiliates was $62,388,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 2, 2007, there were 134,370,254 shares of common stock outstanding.

FORM 10-K

INCORPORATION BY REFERENCE

The information called for by Part III of this Report, to the extent not set forth herein, is incorporated by reference to the definitive Proxy Statement relating to the Annual Meeting of Shareholders of the Company which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Report relates.

FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may also differ materially from those discussed in this Annual Report. These risks and uncertainties include those described in “Risk Factors” and elsewhere in this Annual Report. Except as required by law, we undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Annual Report.

PART I

Item 1.	BUSINESS.

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

The RiceX subsidiary is primarily engaged in the manufacturing of stabilized rice bran at its Sacramento facility for various consumptive uses, and the custom manufacturing of rice grain based products for food ingredient companies at its production facility in Dillon, Montana. RiceX Nutrients, Inc. has specialized processing equipment and techniques for the treatment of rice grain products to cook, convert, isolate, dry and package finished food ingredients used in the formulation of health food and consumer food finished products. NutraCea Solubles, a highly nutritious, carbohydrate and lipid rich fraction, is produced at the Dillon, Montana facility. NutraCea believes that these manufacturing capabilities are unique among grain processors, with custom processing capabilities suited to numerous food applications.

NutraCea is a health science company that has proprietary intellectual property that allows us to process and convert Rice Bran, one of the world’s largest wasted food resources, into a highly nutritious ingredient that has applications as a value added ingredient in various food products and as a key component of patented and proprietary formulations that have applications for treatment modalities in nutritional supplementation and as stand-alone products that can be sold through non-related entities with distribution into the market place, both domestically and internationally. These products include food supplements and medical foods, or "nutraceuticals," which provide health benefits for humans and animals based on stabilized rice bran and stabilized rice bran derivatives. We believe that stabilized rice bran products can deliver beneficial physiological effects. We have conducted and are continuing to pursue ongoing clinical trials and third party analyses in order to further support the uses for and effectiveness of our products.

Through the acquisition of The RiceX Company by NutraCea on October 4, 2005, the combined company, known as NutraCea, has created a vertically integrated company combining the manufacture, product development and marketing of a variety of products based upon the use of stabilized rice bran and rice bran formulations. We generated approximately $18,090,000, $5,564,000 and $1,225,000 in revenue for the years ended December 31, 2006, 2005 and 2004, respectively. We reported a net income of $1,585,000 for the year ended December 31, 2006, a net loss of $3,872,000 for the year ended December 31, 2005 and net loss of $23,582,000 for the year ended December 31, 2004. Our net operating loss, or NOL, carry-forwards expire for federal tax purposes at various dates from 2011 through 2025, and expire for state tax purposes in 2010 through 2015. See Part II — Item 8. FINANCIAL STATEMENTS.

As of December 31,2006, we occupy approximately 51,644 square feet of executive offices, laboratory, warehouse and production facilities in El Dorado Hills and West Sacramento, California; Burley, Idaho; Dillon, Montana and Scottsdale, Arizona. The Company is relocating its headquarters to Phoenix, Arizona, and has contracted for 26,147 square feet, which will replace the office space currently occupied in El Dorado Hills, California.

RiceX™ and RiceX Solubles™ are our registered trade names. TheraFoods®, ProCeuticals®, NutraGlo®, NutraBeauticals®, Mirachol®, Max “E”®, Max “E” Glo®, StaBran®, RiSolubles® and RiceMucil®, are some of our registered trademarks. In total, we have thirty five registered trademarks. In addition to our trade names and our trademarks, we hold patents to the production of Beta Glucan and a micro nutrient enriched rice bran oil process. We also hold patents to a method to treat high cholesterol, to a method to treat diabetes and on a process for producing Higher Value Fractions, or “HVF”, from stabilized rice bran. See PATENTS AND TRADEMARKS below.

Our corporate offices are located at 1261 Hawk's Flight Court, El Dorado Hills, California 95762. Our corporate offices are scheduled to be moved to Phoenix, Arizona on or about the first week of April 2007. Our telephone number is (916) 933-7000. We have three wholly-owned subsidiaries, NTI, which in turn wholly owns NutraGlo Incorporated, a Nevada corporation, RiceX, which wholly owns RiceX Nutrients, Inc., a Montana corporation and Nutramercials, Inc., a Nevada corporation that is a member of Infomaxx, LLC. We also own part of NutraStarSport, Inc., a Nevada corporation.

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

On October 1, 2003, NutraStar Incorporated changed our name to NutraCea and the common stock began trading on the OTCBB under the symbol "NTRC." On November 12, 2003, we declared a 1:10 reverse stock split. Our common stock trades on the OTCBB under the symbol "NTRZ.OB"

On April 27, 2000, NutraStar formed NutraGlo Incorporated, or NutraGlo, a Nevada corporation, which was owned 80% by NTI and 20% by NaturalGlo Investors L.P. During 2001, NutraGlo started marketing, manufacturing and distributing one of our products to the equine market. In 2002, we issued 250,001 shares of our common stock to NaturalGlo Investors L.P. in exchange for the remaining 20% of the common stock of NutraGlo. The value of the shares was $250,001. As a result, NutraGlo is now a wholly-owned subsidiary of NTI.

On October 4, 2005, we acquired RiceX in a merger transaction in which our wholly-owned subsidiary, Red Acquisition Corporation, merged with and into RiceX, with RiceX surviving the merger as our wholly-owned subsidiary. In the merger, the stockholders of RiceX received 28,272,064 shares of NutraCea common stock in exchange for 100% of the shares of RiceX common stock, and NutraCea assumed the outstanding RiceX options and warrants, which became options and warrant to purchase a total of 11,810,507 shares of NutraCea common stock.

PRODUCTS

The NutraCea Process stabilizes rice bran, which is the portion of the rice kernel that lies beneath the hull and over the white rice. Rice bran contains over 60% of the nutritional value of rice. However, without stabilization, the nutritional value of rice bran is lost shortly after the milling process. This is due to the lipase-induced rancidity caused by the rice milling process. Consequently, this rich nutrient resource must either be thrown away or disposed of as low value animal feed. The NutraCea Process deactivates the lipase enzyme and makes the bran shelf life stable for a minimum of one year. While other competing processes have been able to stabilize rice bran for a limited time, the NutraCea Process naturally preserves more of the higher value nutritional and antioxidant compounds found in rice bran for a significantly longer period of time.

The NutraCea Process has enabled the Company to develop a variety of nutritional food products, including its primary product, NutraCea® Stabilized Rice Bran. The NutraCea® Stabilized Rice Bran NutraCea produces meets microbiological standards for human consumption. Our customers include consumer nutrition and healthcare companies, domestic and international food companies, and companion animal feed manufacturers.

We produce stabilized, nutrient-rich rice bran that may be used in a wide variety of new products. We are pursuing the development of proprietary rice bran products from stabilized rice bran. Our current products include:

NutraCea Stabilized Rice Bran:
Stable whole rice bran and germ. This is our basic stabilized rice bran product that is both a food supplement and an ingredient for cereals, baked goods, companion animal feed, health bars, etc., and also the base material for producing NutraCea Solubles, oils and NutraCea Fiber Complex.

NutraCea Stabilized Rice Bran Fine:	This is the same product as the NutraCea Stabilized Rice Bran, except that it has been ground to a particle size that will pass through a 20 mesh screen. It is used primarily in baking applications.

Dextrinized Rice Bran:
A carbohydrate converted NutraCea Stabilized Rice Bran that is more suitably used in baking and mixed health drink applications. This product contains all of the nutrient-rich components of NutraCea Stabilized Rice Bran.

NutraCea Solubles:
A highly concentrated soluble carbohydrate and lipid rich fraction component of NutraCea Stabilized Rice Bran with the fiber removed. NutraCea Solubles also embodies a concentrated form of the vitamins and nutrients found in NutraCea Stabilized Rice Bran.

NutraCea Fiber Complex:
Nutrient-rich insoluble fiber source that contains rice bran oil and associated nutrients. This product, designed for use by the baking and health food markets, is the remaining ingredient when NutraCea Stabilized Rice Bran is processed to form NutraCea Solubles.

In addition to the above, further refining NutraCea Stabilized Rice Bran into oil and its by-products can produce Max “E” Oil, NutraCea Defatted Fiber and Higher Value Fractions.

Max "E" Oil:
Nutrient-rich oil made from NutraCea Stabilized Rice Bran. This oil has a high flash point, which provides a very long fry life, and it is not readily absorbed into food. In addition, the oil maintains many of the nutritional benefits of the whole rice bran products.

NutraCea Defatted Fiber:	Low fat soluble fiber that does not contain rice bran oil. This is a product designed for use by the baking industry for its high fiber nutritional benefits.

Higher Value Fractions:
Nutraceutical-like compounds naturally occurring in NutraCea Stabilized Rice Bran and Rice Bran Oil that provide specific health benefits. Tocopherols, tocotrienols, and gamma oryzanol are some of the antioxidant-rich fractions that are found in rice bran and are enhanced by stabilization, with the gamma oryzanol being unique to rice.

We have developed a number of product lines using NutraCea Process stabilized rice bran products and proprietary rice bran formulations in various categories.

INDUSTRY BACKGROUND

By definition, nutraceuticals are products from natural sources that have biologically therapeutic effects in humans and animals. These compounds include vitamins, antioxidants, polyphenols, phytosterols, as well as macro and trace minerals. The NutraCea Process stabilized rice bran and rice bran oil are good sources for some of these compounds, including tocotrienols, a newly discovered complex of vitamin E, and gamma-oryzanol, which is found only in rice bran. Among other things, these compounds act as potent antioxidants. Stabilized rice bran and its derivatives also contain high levels of B-complex vitamins and beta-carotene, a vitamin A precursor. Stabilized rice bran also contains high levels of carotenoids and phytosterols, both essential fatty acids, as well as a balanced amino acid profile and both soluble and insoluble fiber which promote colon health. See section “Benefits of NutraCea Stabilized Bran” for additional information.

Rice is one of the world's major cereal grains, although United States production of rice is only a small fraction of total world production. According to the United States Department of Agriculture, approximately 65% of the nutritional value of rice is contained in the rice bran, the outer brown layer of the rice kernel which is removed during the milling process. However, raw, unstabilized rice bran deteriorates rapidly. Because of the rapid degradation and short shelf life, rice bran has not been widely accepted as a component of nutrition, health or beauty products, notwithstanding the known benefits. We have developed a method of stabilizing rice bran we believe is superior to other methods and provides a shelf life greater than one year, which we believe is longer than any other stabilized rice bran. The longer shelf life allows for economical production of nutrition products which incorporate rice bran ingredients.

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

THE IMPORTANCE OF RICE

Rice is the staple food for approximately 70% of the world’s population, and is the staple food source for several of the world’s largest countries. World rice production is expected to be more than 615 million metric tons in the 2006-2007 crop year (according to the United States Department of Agriculture), constituting more than one quarter of all cereal grains produced worldwide. The United States accounts for less than 2% of the world’s rice production. 90% of world rice tonnage is produced in 13 countries with aggregate populations of 3.2 billion people (according to the USA Rice Federation, Rice Notes). Approximately 75% of all rice production occurs in China, India, South East Asia, Africa and South America. Combined, these regions have a population of 2.3 billion people (nearly 50% of the world’s population), and an average per capita gross domestic product of $2,000 (less than one tenth of the U.S. average).

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

THE NUTRACEA SOLUTION

The NutraCea Process uses proprietary innovations in food extrusion technology to create a combination of temperature, pressure and other conditions necessary to deactivate the lipase enzyme without significantly damaging the structure or activity of other, higher value compounds, oils and proteins found in the bran. The NutraCea Process does not use chemicals to stabilize raw rice bran, and produces an “all natural” nutrient-rich product.

Our processing equipment is designed to be installed on the premises of any two-stage rice mill and is located downstream from the rice polishers. After hulling, the rice is transported pneumatically to the rice polishing room where the brown rice kernels are tumbled and the rice bran is polished from the surface of each kernel. The bran is separated from the denser polished rice grain and is transported pneumatically to a loop conveyor system we designed. The loop conveyor system immediately carries the fresh, unstabilized rice bran to the NutraCea stabilizer. Stabilization is achieved by feeding the fresh rice bran into a specially designed and proprietary technological process. The result is a selectively deactivated lipase enzyme and reduced microbiological load. Process controllers that maintain process conditions within the prescribed pressure/temperature regime control the system. In case of power failure or interruption of the flow of fresh bran into the system, the electronic control system is designed to purge our equipment of materials in process and safely shut down.

Bran leaving our stabilization system is treated through an additional proprietary technological process that further tempers and reduces the moisture. This Bran is then discharged onto our proprietary cooling unit specifically controlling air pressure and humidity. The cooled Bran is then loaded into one ton shipping containers for transportation to other processing facilities or is transported by pneumatic conveyor to a bagging unit for packaging in 30, 40, 50 and 2,000 pound sacks. NutraCea Stabilized Rice Bran (NutraCea SRB) has a shelf life of at least one year and is rich in tocopherols, tocotrienols, oryzanols, a complete and balanced amino acid profile and other nutritional and natural compounds that exhibit positive health properties.

The NutraCea Process system is modular. The processing conditions created by the NutraCea Process are unique. Each stabilization module can process approximately 2,000 pounds of NutraCea Bran per hour and has a capacity of over 5,700 tons per year. Stabilization production capacity can be doubled or tripled by installing additional NutraCea units sharing a common conveyor and stage system, which we believe can handle the output of the world’s largest rice mills. We have developed and tested a smaller production unit, which has a maximum production capacity of 840 tons per year, for installation in countries or locations where rice mills are substantially smaller than those in the United States.

NutraCea also produces proprietary value added products in its Dillon, Montana. In Dillon, NutraCea has established a production facility which has the ability to isolate components of the Stabilized Rice Bran into value added products with impressive nutritional profiles. The primary isolate is NutraCea Solubles which is a nutritionally dense pleasant tasting ingredient. Solubles can be used in nutritional finished goods like beverages, bars, powders and pastes. Solubles can also be served as a stand-alone nutrition supplement in feeding programs designed to address malnutrition in pregnant/lactating mothers and infant to adolescent children. Another isolate produced in Dillon is Fiber Complex. Fiber complex is an excellent source of hypoallergenic fiber which can be used in dietary supplement formats like a fiber powders, capsules, wafers, baked products and fiber bars.

BENEFITS OF NUTRACEA STABILIZED RICE BRAN

Rice bran is a rich source of protein, oil, vitamins, antioxidants, dietary fiber and other nutrients. The approximate composition and caloric content of NutraCea Stabilized Rice Bran is as follows:

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

Nutraceuticals are food constituents that have human therapeutic effects. Some of these compounds include a newly discovered complex of Vitamin E called “tocotrienols,” and gamma oryzanol, which is only found in rice. These compounds are potent antioxidants that have been shown to aid in reducing damage from free radicals in the body. NutraCea Bran also contains very high levels of B-complex vitamins, betacarotene (a vitamin A precursor), other carotenoids and phytosterols, as well as both soluble and insoluble fiber. (See Saunders, 1990, Rice Bran Oil, presented at Calorie Control Council Meeting, February 14, 1990, Washington, D.C.)

We have been assigned five U.S. patents relating to the production or use of nutraceutical HVF products. See PATENTS AND TRADEMARKS below.

BUSINESS STRATEGY

Our goal is to become a significant global supplier of Stabilized Rice Bran and rice bran based products in the premium consumer food and animal feed sectors of the marketplace. We produce stabilized rice bran and related products in manufacturing facilities we own or through other arrangements. See SUPPLY AND MANUFACTURING below. We intend to protect our process and products through both trade secret protection and through patent and trademark protection. See PATENTS AND TRADEMARKS below.

We believe that clinical support for stabilized rice bran products will further enhance the value of our products as nutraceuticals and functional food ingredients. Finally, we intend to aggressively market our products in four distinct product areas. These areas are nutraceuticals, functional food ingredients, performance feed and companion pet food supplements, and rice bran oils. In pursuit of this goal, we have focused and will continue to focus our marketing and development efforts in developed regions, including the U.S., Europe, South Africa, Argentina, Japan, South Korea and Taiwan; and in developing regions, including in Central and South America, India, China, Indonesia and most of the other countries in Asia and Africa.

DEVELOPED NATIONS

In developed nations, our focus is on producing and selling ingredients to large consumer product marketers as health enhancing ingredients for existing or newly developed products, and as stand-alone products to consumers. In addition, we have continued relationships with South Korean, German and other European companies to introduce our products into these regions. Although there can be no assurance that our products will be successfully introduced into these regions, we believe that interest of this type validates the potential opportunity. In addition, we believe that the relationship reflects the strategy for our foreign ventures. We intend to seek other opportunities in developed nations to convert stabilized rice bran grown in those countries into finished goods and into HVFs with demonstrated health or nutritional benefits.

DEVELOPING NATIONS

Our strategic development, using the NutraCea model, has been focused on making our nutrient-dense stabilized rice bran products available to developing countries where nutritional deficiencies are a major concern, particularly among school-aged children. We remain on the cutting edge in developing nations by reducing malnutrition and enhancing nutritional growth potential of school-aged children. The school nutritional and diet upgrading programs in developing countries worldwide represent a multi-billion dollar market, which provides us with an opportunity to make significant sales. The Food and Agriculture Organization of the United Nations and the Foreign Agricultural Service of the United States Department of Agriculture have targeted over 800 million nutritionally deficient humans for assistance in the worldwide program titled “American Special Supplemental Food Programs for Women, Infants and Children”.

NutraCea’s first international strategic alliance was established through its wholly owned subsidiary RiceX, in December 2000 with PRODESA and the Christian Children’s Fund in Guatemala. Under this alliance, we supplied nutritionally dense ingredients throughout Guatemala over a twelve-month period starting in January 2001. As a result, our stabilized rice bran product, NutraCea Solubles, has been used as a base for a nutritionally enhanced drink for school breakfast and lunch programs to over 67,000 children in rural communities throughout Guatemala. The twelve-month program in Guatemala was highly successful in reducing malnutrition in school age children and enhancing their nutritional growth potential. This proof-of-concept program in Guatemala generated nearly $2,300,000 in revenues for RiceX in the year ended December 31, 2001. In 2002 and following the similar program of Guatemala, El Salvador’s Ministry of Education in San Salvador purchased RiceX’s stabilized rice bran product, RiceX Solubles, for applications in its school nutrition programs for El Salvadorian children. RiceX had similar programs in the region in 2003 and 2004.

We are broadening our presence in the international markets. Building on our 2001 successful proof-of-concept program in Guatemala, we continue to develop and expand international market development activities in Central and South America. We have initiated discussions with governmental agencies within various Central and South America countries to explore securing contracts for the introduction of our highly nutritious and proprietary food supplements for use in local and national school feeding initiatives and family nutritional support programs. We are pursuing a strategy to introduce our technology to both the public and private sectors simultaneously using the strength of our local partners in foreign markets.

We are building alliances with strong partners demonstrating our commitment to building the type of mutually-beneficial strategic relationships that could launch our products through distribution channels in commercial and retail outlets in Latin America countries as well as supply a better, more cost effective solution for government feeding programs.

We continue to work with major rescue and relief agencies, congressional supporters and government offices of the USDA and the United States Agency for International Development to bring a multi-year program to provide nutritional drinks to substantial numbers of children each school day from either a U.S. basis facility or some future international facilities.

We also intend to partner with local governments and companies in developing nations to stabilize locally grown rice bran for local consumption and for future export. In furtherance of this objective, we plan to introduce our stabilization process systems in large rice mills located in Central and South America, China, India and Southeast Asia in the future. In many developing nations, the average person has a 300-500 calorie daily diet deficit. (See The Food and Agriculture Organization of the United Nations (FAO), Agrostat PC, on diskette (FAO, Rome, 12993); and the World Resources Institute in collaboration with the United Nations Environment Programme and the United Nations Development Programme, World Resources 1994-95 (Oxford University Press; New York, 1994), p. 108.). If we are able to expand into these areas, each NutraCea processing system has the capacity to provide up to 500 nutritionally dense calories to over 1 million people daily on an ongoing basis. The diet supplement provided by the locally grown and stabilized rice bran would help those people approach U.S. levels of nutrition.

We continue to hold discussions regarding the demonstration of our system and the end products for our technology with a number of companies and governments, including countries in Central America, India, China, Argentina, Brazil, Malaysia and certain African countries. We currently have signed letters of intent with companies in the food processing business and rice milling business in Central and South America countries as well as the Far East. See Part II - Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - “International Initiatives”, for additional discussions. However, there can be no assurance that these letters of intent and discussions will lead to implementation of the NutraCea Process with these companies or governments.

SALES AND MARKETING

We have targeted three distinct channels of product distribution in which NutraCea Bran and related products may be used as the primary ingredient. Our key marketing strategy is to form strategic alliances with industry leaders in each of our target markets. This strategy will allow us to leverage the research, marketing and distribution strengths of our partners in order to more economically and efficiently introduce and market products. We have formed alliances, or have entered into negotiations to form alliances, in each of our target markets, which are nutraceuticals, functional food ingredients, performance feed and companion pet food supplements.

During fiscal 2006, approximately two percent of our net sales were to regions outside of the United States. Information on net sales to unaffiliated customers and long-lived assets attributable to our geographic regions is included in Note 18 of Notes to Consolidated Financial Statements.

Our overall marketing plans in each of the target markets are discussed below.

Nutraceuticals

Nutraceuticals are food-derived substances with pharmaceutical-like properties, including vitamins and dietary supplements. NutraCea Bran can be used as a nutraceutical to provide certain specific nutrients or food components (including antioxidants, oryzanols, Vitamin E, Vitamin B, and bran fiber) or to address specific health applications such as cardiovascular health, diabetes control, fighting free radicals and general nutritional supplementation. Our ingredient products are sold to consumer nutrition and healthcare companies, national nutritional retailers, multi-level personal product marketers,` and an infomercial company.

Functional Food Ingredients

NutraCea Bran is a low cost, all natural food product that contains a unique combination of oil, protein, carbohydrates, vitamins, minerals, fibers, and antioxidants that can be used to enhance the nutritional value of popular consumer products. Foods that are ideally suited for the addition of NutraCea Bran to their products include cereals, snack foods and breads. We are marketing NutraCea Stabilized Bran to consumer food companies for use in already established products and for development of new products.

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

Performance Feed and Companion Pet Food Supplements

We also market NutraCea Bran as a feed supplement for animals. NutraCea Stabilized Bran is used as an equine feed supplement and has proven to provide greater muscle mass, improved stamina, and hair-coat luster when added to a normal diet. Show and performance horses represent the premium end of the equine market and present more than a $100 million annual market share opportunity for our future revenue growth. During 2003, NutraCea launched its own equine supplement label “Max E Glo”. In 2004, NutraCea entered into a distribution agreement with MannaPro, a national feed distributor. We continued to hold numerous discussions with several major domestic equine feed manufacturers and distributors.

Rice Bran Oils

Nutrient-rich oil made from NutraCea Stabilized Rice Bran has a high flash point, which provides a long fry life and is not readily absorbed into food. The oil also maintains many of the nutritional benefits of whole rice bran products, making it ideally suited for healthy salad and cooking oils. We hold a patent on the process for obtaining micronutrient enriched rice bran oil. There can be no assurance that any of our Stabilized Rice Bran Oil marketing efforts will be successful.

MARKETING METHODS

As of March 2, 2007, we have a Senior Vice-President of Sales and Marketing and nine domestic sales representatives. In addition, we have one equine market consultant and several marketing and distribution agreements with distributors in Mexico, South America, Western and Eastern Europe and Africa, for developing and marketing NutraCea Bran products. In addition, we have retained a firm to provide and assist in potential qualified customer introductions. We also have a non-exclusive agreement with a firm granting rights to advertise, promote, market, sell and distribute some of our products world-wide. We continue to work to develop additional significant alliances in efforts to increase our sales volume.

Pursuant to the Stabilized Rice Bran Processing Sales and Marketing Agreement between NutraCea and Farmers’ Rice Cooperative, or Farmers, a cooperative association organized under the California Food and Agriculture Code, dated September 1, 2005, we granted a license to Farmers to use our rice bran processing equipment for production of stabilized rice bran to a limited number of Farmers’ customers..Our Nutrition Supplements are currently marketed domestically through various distribution channels. In addition, we distribute products under the names FlexProtex™, Rice'n Shine™, Flex Protex Cream™, SuperSolubles®, ZymeBoost® and CeaBars™ through ITV Global, Inc. ("ITV"), a direct response marketing company. We and ITV entered into a Private Label Supply Agreement (the "Supply Agreement") and Strategic Alliance on August 24, 2005. Pursuant to this agreement, ITV will market and sell our products through infomercials. In 2006, we generated $8,057,000 in sales from these infomercials. The Supply Agreement has an initial term of two years and allows for a subsequent one-year term renewal. We have agreed in the Supply Agreement to fulfill ITV's requirements for the products specified in the agreement while ITV will use its best efforts to market, distribute and sell such products. The contracts have specific unit and dollar minimums in order for them to maintain limited exclusivity.

Our nutraceutical equine products are distributed under the name "Absorbine Flex+®" by W.F. Young, Inc. We and W.F. Young entered into a distribution agreement on May 1, 2001 which provides for NutraGlo to manufacture, package and ship all W.F. Young's sales requirements while W.F. Young is granted a license to use and market our equine products. NutraGlo has agreed to sell its equine healthcare products exclusively through W.F. Young at preferred product prices. W.F. Young has agreed to use its best efforts to promote NutraGlo's current and future equine products and make minimum product purchases. In May of 2003, the purchase requirements for the three-year contract had been met. The distribution agreement was for an initial term of three years ending on August 31, 2004. On September 18, 2003, NutraCea, W.F. Young and Wolcott Farms, Inc. entered into a Technology Agreement which, among other things, extended the initial term of the distribution agreement through September 12, 2006. On April 12, 2005, NutraCea and W.F. Young entered into a Manufacturing Agreement which granted to us the exclusive worldwide rights to manufacture certain equine products for W.F. Young. Additionally, on April 12, 2005, NutraCea and W.F. Young entered into a Distribution Agreement under which we granted W.F. Young (i) the right of first offer and right of first refusal to market our stabilized rice bran food supplements (other than Equine Flex+) for the equine market and (ii) the right of first offer and right of first refusal to market the Flex+ product and Flex+ technology for the non-equine, non-human market.

We have developed a number of other nutraceutical animal products, which we are seeking to distribute, subject to certain limited rights of first refusal granted to W.F. Young, through various distribution channels such as the Internet and strategic joint ventures in the large animal, pet and veterinarian industries.

CUSTOMERS

During year ended December 31, 2006 we had revenues of $18,090,000. We had one customer that represented more than ten percent of total revenues generated during 2006, that being ITV Global, Inc. with revenues reported approximately $8,057,000, or 45%.

During year ended December 31, 2005 we had revenues of $5,564,000. We had one customer that represented more than ten percent of total revenues generated during 2005, that being ITV Global, Inc. with revenues reported approximately $3,013,000, or 54%.

During year ended December 31, 2004 we had revenues of $1,225,000. We had one customer that represented more than ten percent of total revenues generated during 2004, that being W.F. Young, Inc. with revenues reported approximately $1,071,000, or 87%.

Loss of any one of these customers could have a material adverse effect on our revenues and results of operations.

SUPPLY AND MANUFACTURING

We purchase unstabilized rice bran from one major supplier, Farmers Rice Cooperative (FRC). Pursuant to our agreement with FRC, our stabilization machinery is physically attached to FRC’s rice processing plants and the rice bran by-product is directly transferred to our machinery for stabilization without the need for shipping. The relationship with FRC is symbiotic, as the rice manufacturer searches for raw rice bran marketing channels while we have ready access to unstabilized bran. At the end of 2006, FRC was our only supplier of unstabilized rice bran. We have recently entered into a new supply agreement with Louisiana Rice Mill which will increase our annual unstabilized rice bran supply four-fold. We have negotiated additional supply agreements with other rice mills within the United States and have begun the process of engineering and permitting in preparation for additional domestic operations. We have ongoing contractual discussions for supplies of rice bran in Europe and throughout other areas of the world. We are continuing to seek additional relationships with rice processors, both in the United States and abroad as part of our overall business strategy. We believe suitable alternative supply arrangements are readily available if needed.

As required, we ship NutraCea Bran from our facility in California to our plant in Dillon, Montana for further processing into NutraCea Solubles, Dextrinized Rice Bran and NutraCea Fiber Complex. We ordered and installed additional equipment and have expanded the Dillon Montana facility. This additional equipment has increased our NutraCea Solubles and NutraCea Fiber Complex by more than 100%. A second phase expansion of Dillon is currently underway with a completion date in the fall of 2007 which will provide a total expansion of 3 times the 2005 capacity. We intend to construct an additional value-added product processing facility during 2007 which will match the capacity of the expanded Dillon facility.

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

A 57-subject clinical trial conducted by Advanced Medical Research with funding by NutraCea suggested that consumption of the stabilized rice bran used in NutraCea’s RiSolubles® and RiceMucil® Nutritional Supplements may lower blood glucose levels of type 1 and type 2 diabetes mellitus patients and may be beneficial in reducing high blood cholesterol and high blood lipid levels. If warranted, NutraCea® may develop products which address the use of stabilized rice bran products as medical foods for, and to potentially make health benefit claims relating to, the effects of dietary rice bran on diabetes and cardiovascular disease.

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

Our program managed by Christian Childrens Fund, or CCF, of Guatemala in 2001 was highly successful in reducing malnutrition in school age children and enhancing their nutritional growth potential. Our stabilized rice bran product, NutraCea Solubles, was used as a base for a nutritionally enhanced drink for school breakfast and lunch programs to over 67,000 children in rural communities throughout Guatemala. CCF randomly selected 150 children from the group and evaluated their nutritional condition. Thirty-seven percent (37%) of the children were classified as having acute or chronic malnutrition at the start of the test. At the end of six months, no acute malnutrition existed and only 5% chronic malnutrition remained.

PATENTS AND TRADEMARKS

Through our subsidiary NTI, we filed a non-provisional patent application with 47 claims entitled "Methods of Treating Joint Inflammation, Pain and Loss of Mobility" on November 6, 2001. In a December 3, 2002 office action, the U.S. Patent and Trademark Office allowed 26 and disallowed 21 of the patent's 47 claims. Subsequently, in February 2004, the 26 claims which were allowed in December of 2002 were disallowed. In March 2004, we appealed the disallowance of the 26 claims which were previously allowed. Additionally, in October 2003, nine additional preventive claims were added to the patent. In February 2005, we received a written notification that the U.S. Patent and Trademark Office had allowed 11 claims and the prosecution of the application was closed. On June 8, 2005, NutraCea was granted U.S. Patent Number 6,902,739. We have entered into an agreement with a consulting firm to provide patent and license analysis and intend to continue expanding our claims.

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

The NutraCea Process is an adaptation and refinement of standard food processing technology applied to the stabilization of rice bran. We have chosen to treat the NutraCea Process as a trade secret and not to pursue process or process equipment patents on the original processes. However, process improvements will be reviewed for future patent protection. We believe that the unique products, and their biological effects, resulting from NutraCea's Stabilized Rice Bran are patentable.

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

•
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

•
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

•
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

COMPETITION

Although we believe that we are the only company to use non-chemical methods to stabilize all natural rice bran so that the bran has a shelf life of over one year, we compete with other companies attempting to stabilize rice bran, as well as companies producing other food ingredients and nutritional supplements. We believe that our only significant competitor currently for rice bran products is Producer’s Rice Mill. We believe that the product it is offering is inferior in many ways to our products. For instance, Producer’s Rice Mill includes certain additives in the stabilization process that markets the finished product more unpalatable for the animal recipients. Regardless, there can be no assurance that we will be able to compete successfully in the rice bran industry. We believe that our major nutritional supplement competitors include producers of wheat bran and oat bran, particularly in the functional food ingredients market segment.

We compete with other companies that offer products incorporating stabilized rice bran as well as companies that offer other food ingredients and nutritional supplements. Suppliers of nutritional supplements and other products that use other ingredients provided by other suppliers are subject to the higher costs of shorter shelf life and the seasonal availability of stabilized rice bran ingredients. We also face competition from companies providing products that use oat bran and wheat bran in the nutritional supplements as well as health and beauty aids. Many consumers may consider such products to be a replacement for the products manufactured and distributed by us even though they have a higher incidence of allergic reactions and adverse health indications. Many of our competitors have greater marketing, research, and capital resources than we do, and may be able to offer their products at lower costs because of their greater purchasing power or the lower cost of oat and wheat bran ingredients. There are no assurances that our products will be able to compete successfully.

REASEARCH AND DEVELOPMENT EXPENDITURES

During fiscal years 2006, 2005 and 2004, we spent $377,000, $191,000 and $127,000, respectively, on product research and development.

EMPLOYEES

As of March 2, 2007, we had a total of 51 full time employees and one part time employee. Our employee count may change periodically. From year to year we experience normal variable labor fluctuation at our production facility in Dillon Montana. We consider that our relations with our employees are good.

EXECUTIVE OFFICERS OF NUTRACEA

The following table sets forth the name of each executive officer of NutraCea, the office held by such officer and the age, as of March 2, 2007, of such officer.

Name	Age	Position

Directors and Executive Officers:
Bradley D. Edson (1)	47	Chief Executive Officer, President and Director
Todd C Crow (1)	58	Chief Financial Officer
Ike E. Lynch (1)	62	Chief Operating Officer
Margie D. Adelman	46	Secretary and Senior Vice President
Kody K. Newland	50	Senior Vice President of Sales

(1)	Messrs. Edson, Crow and Lynch also serve as Chief Executive Officer, Chief Financial Officer and Chief Operating Officer of our subsidiary, The RiceX Company

Biographical information for executive officers:

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

Kody K. Newland, has served as our Senior Vice President of Sales and Marketing since February 2006. From 1997 to 2006 Mr. Newland was a Vice President of Sales for American Modern Insurance Group Inc., a subsidiary of The Midland Company (Nasdaq: MLAN). From 1983 to 1997 Mr. Newland held various sales and marketing positions with the Foremost Corporation of America (now a division of the Zurich Company)

Item 1A.	RISK FACTORS.

Investors or potential investors in our stock should carefully consider the risks described below. Our stock price will reflect the performance of our business relative to, among other things, our competition, expectations of securities analysts or investors, and general economic market conditions and industry conditions. One should carefully consider the following factors in connection with any investment in our stock. Our business, financial condition and results of operations could be materially adversely affected if any of the following risks occur. Should any or all of the following risks materialize, the trading price of our stock could decline, and investors could lose all or part of their investment.

Risks Related to Our Business

We have a limited operating history and have just generated our first profits since we began operations.

We began operations in February 2000 and incurred losses in each reporting period until 2006. Our prospects for financial success are difficult to forecast because we have a relatively limited operating history. Our prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets. Our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in product development, possible cost overruns due to price and cost increases in raw product and manufacturing processes, uncertain market acceptance, and inability to respond effectively to competitive developments and attract, retain and motivate qualified employees. Therefore, there can be no assurance that our business or products will be successful, that we will be able to achieve or maintain profitable operations, or that we will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

There are significant market risks associated with our business.

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

We depend on limited number of customers.

During 2006, we received approximately 67% of product sales revenue from five customers and approximately 48% of our revenue from one customer. A loss of any of these customers could have a material adverse effect on our revenues and results of operations.

We rely upon a limited number of product offerings.

All of our products are based on stabilized rice bran. Although we will market stabilized rice bran as a dietary supplement, as an active food ingredient for inclusion in our products and in other companies' products, and in other ways, a decline in the market demand for our products, as well as the products of other companies utilizing our products, could have a significant adverse impact on us.

We are dependent upon our marketing efforts.

We are dependent on our ability to market products to animal food producers, food manufacturers, mass merchandise and health food retailers, and to other companies for use in their products. We must increase the level of awareness of dietary supplements in general and our products in particular. We will be required to devote substantial management and financial resources to these marketing and advertising efforts and there can be no assurance that it will be successful.

We rely upon an adequate supply of raw rice bran.

All of our current products depend on our proprietary technology using unstabilized or raw rice bran, which is a by-product from milling paddy rice to white rice. Our ability to manufacture stabilized rice bran raw is currently limited to the production capability of our facility at FRC and our single value-added products plant in Dillon, Montana. Between the Dillon, Montana plant and the facility at FRC, we currently are capable of producing just enough finished products to meet current demand. The existing plants do not allow for dramatic expansion of product demand, therefore domestic production capacity is needed. Antisipating incremental demand for NutraCea Products, we completed the first phase of an expansion of the Dillon, Montana facility in 2006. We have also entered into a new raw rice bran supply agreement with LRM in Louisiana. The supply agreement led to the construction of a new Stabilization plant in Mermentau which will be operational by the first of April 2007. These facilities plus another Stabilization and value-added plant scheduled to be operational by the end of 2007 should meet our production needs for 2007,, but are not anticipated to be sufficient to meet our longer term supply needs. Therefore, we anticipate building new facilities to meet the forecasted demand for our products and envision we will be able to execute on this initiative. In the event we are unable to create additional production capacity to produce more stabilized rice bran products to fulfill our current and future requirements this could materially and adversely affect our business, results from operations, and financial condition.

We are pursuing other supply sources in the United States and in foreign countries and anticipate being able to secure alternatives and back-up sources of rice bran, although we have not entered into any definitive agreements other than the agreements with Farmers Rice Cooperative and Louisiana Rice Mill. However, there can be no assurance that we will continue to secure adequate sources of raw rice bran to meet our requirements to produce stabilized rice bran products. Since rice bran has a limited shelf life, the supply of rice bran is affected by the amount of rice planted and harvested each year. If economic or weather conditions adversely affect the amount of rice planted or harvested, the cost of rice bran products that we use may increase. We are not generally able to pass cost increases to our customers and any increase in the cost of stabilized rice bran products would have an adverse effect on our results of operations.

We face competition.

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

Our products could fail to meet applicable regulations which could have a material adverse affect on our financial performance.

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

Our success depends in part on our ability to obtain patents, licenses and other intellectual property rights for our products and technology.

We have one patent entitled Methods for Treating Joint Inflammation, Pain and Loss of Mobility, which covers both humans and mammals. In addition, our subsidiary RiceX has five United States patents and may decide to file corresponding international applications. RiceX holds patents to the production of Beta Glucan and to a micro nutrient enriched rice bran oil process. RiceX also holds patents to a method to treat high cholesterol, to a method to treat diabetes and to a process for producing Higher Value Fractions from stabilized rice bran. The process of seeking patent protection may be long and expensive, and there can be no assurance that patents will be issued, that we will be able to protect our technology adequately, or that competition will not be able to develop similar technology.

There currently are no claims or lawsuits pending or threatened against us or RiceX regarding possible infringement claims, but there can be no assurance that infringement claims by third parties, or claims for indemnification resulting from infringement claims, will not be asserted in the future or that such assertions, if proven to be accurate, will not have a material adverse affect on our business, financial condition and results of operations. In the future, litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to defend against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any litigation could result in substantial cost and diversion of our efforts, which could have a material adverse affect on our financial condition and results of operations. Adverse determinations in any litigation could result in the loss of our proprietary rights, subjecting us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our systems, any of which could have a material adverse affect on our financial condition and results of operations. There can be no assurance that a license under a third party's intellectual property rights will be available to us on reasonable terms, if at all.

We are dependent on key employees and consultants.

Our success depends upon the efforts of our top management team, including the efforts of Bradley D. Edson, our President and Chief Executive Officer, Todd C. Crow, our Chief Financial Officer, Ike E. Lynch, our Chief Operating Officer, Margie D. Adelman, our Secretary and Senior Vice President and Kody K. Newland, our Senior Vice President of Sales and Marketing. Although we have written employment agreements with each of the foregoing individuals there is no assurance that such individuals will not die or become disabled. In addition, our success is dependent upon our ability to attract and retain key management persons for positions relating to the marketing and distribution of our products. There is no assurance that we will be able to recruit and employ such executives at times and on terms acceptable to us.

We Have Not Yet Achieved Positive Cash Flow

We have not generated a positive cash flow from operations continuous period to period since commencing operations. We raised approximately $50,000,000 in a February 2007 private placement, $17,560,000 in the form of equity in May 2005, and approximately $8,000,000 in the form of equity in the October 2004, and paid off all short and long term debt obligations, strengthening our balance sheet and positioning us for the growth in sales we are anticipating. While we believe that we have adequate cash reserves and working capital to fund current operations, our ability to meet long term business objectives may be dependent upon our ability to raise additional financing through public or private equity financings, establish increasing cash flow from operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund long-term operations. There is no assurance that external funds will be available on terms acceptable to us in sufficient amount to finance operations until we do reach sufficient positive cash flow to fund our capital expenditures. In addition, any issuance of securities to obtain such funds would dilute percentage ownership of our shareholders. Such dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. Incurring additional debt may involve restrictive covenants and increased interest costs and demand on future cash flow. Our inability to obtain sufficient financing may require us to delay, scale back or eliminate some or all of our product development and marketing programs.

Our products may require clinical trials to establish efficacy and safety.

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

Risks Related to Our Stock

Our Stock Price is Volatile.

The market price of a share of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. During 2006, the high and low sales prices of a share of NutraCea common stock were $2.74 and $0.60, respectively. During 2005, the high and low sales prices of a share of our common stock were $1.81 and $0.30, respectively. The market price of a share of our common stock may continue to fluctuate in response to a number of factors, including:

•	announcements of new products or product enhancements by us or our competitors;

•	fluctuations in our quarterly or annual operating results;

•	developments in our relationships with customers and suppliers;

•	the loss of services of one or more of our executive officers or other key employees;

•	announcements of technological innovations or new systems or enhancements used by us or its competitors;

•	developments in our or our competitors intellectual property rights;

•	adverse effects to our operating results due to impairment of goodwill;

•	failure to meet the expectation of securities analysts' or the public; and

•	general economic and market conditions.

We have significant "equity overhang" which could adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of equity securities.

As of March 2, 2007, NutraCea had approximately 134,370,000 shares of common stock outstanding. Additionally, as of March 2, 2007, options and warrants to purchase a total of 51,136,597 shares of our common stock were outstanding. The possibility that substantial amounts of our outstanding common stock may be sold by investors or the perception that such sales could occur, often called "equity overhang," could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

Sales of Our Stock Pursuant to Registration Statements May Hurt Our Stock Price

We granted registration rights to the investors in our October 2005, May 2006 and February 2007 capital stock and warrant financings. As of March 2, 2007, a total of 13,087,627 shares of our common stock remained eligible for resale by investors in October 2005 and May 2006 pursuant to outstanding registration statements. In addition, we have agreed to file a registration statement to register for resale approximately 30,000,000 shares of our common stock for the investors in the February 2007 financing. Sales or potential sales of a significant number of shares into the public markets may negatively affect our stock price.

The Exercise of Outstanding Options and Warrants May Dilute Current Shareholders

As of March 2, 2007, there were outstanding options and warrants to purchase a total of 51,136,597shares of our common stock. Holders of these options and warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Moreover, while these options and warrants are outstanding, our ability to obtain financing on favorable terms may be adversely affected.

We may need to raise funds through debt or equity financings in the future, which would dilute the ownership of our existing shareholders and possibly subordinate certain of their rights to the rights of new investors.

We may choose to raise additional funds in debt or equity financings if they are available to us on terms we believe reasonable to increase our working capital, strengthen our financial position or to make acquisitions. Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing shareholders, which could be substantial. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our common stock, including repayment of their investment, and possibly additional amounts, before any payments could be made to holders of our common stock in connection with an acquisition of the company. Such preferred shares, if authorized, might be granted rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of our common stock. Also, new investors may require that we and certain of our shareholders enter into voting arrangements that give them additional voting control or representation on our board of directors.

The authorization of our preferred stock may have an adverse effect on the rights of holders of our common stock.

We may, without further action or vote by holders of our common stock, designate and issue shares of our preferred stock. The terms of any series of preferred stock could adversely affect the rights of holders of our common stock and thereby reduce the value of our common stock. The designation and issuance of preferred stock favorable to current management or shareholders could make it more difficult to gain control of our Board of Directors or remove our current management and may be used to defeat hostile bids for control which might provide shareholders with premiums for their shares.

We may engage in future acquisitions that dilute our shareholders and cause us to incur debt or assume contingent liabilities.

As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement its current products, expand the breadth of its markets or enhance technical capabilities, or that may otherwise offer growth opportunities. In the event of any future acquisitions, we could:

•	issue stock that would dilute current shareholders' percentage ownership;

•	incur debt; or

•	assume liabilities.

These purchases also involve numerous risks, including:

•	problems combining the purchased operations, technologies or products;

•	unanticipated costs;

•	diversion of management's attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of purchased organizations.

We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might purchase in the future.

Compliance with corporate governance and public disclosure regulations may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations issued by the Securities and Exchange Commission, are creating uncertainty for companies. In order to comply with these laws, we may need to invest substantial resources to comply with evolving standards, and this investment would result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Our officers and directors have limited liability and have indemnification rights

Our Articles of Incorporation and by-laws provide that we may indemnify our officers and directors against losses sustained or liabilities incurred which arise from any transaction in that officer’s or director’s respective managerial capacity unless that officer or director violates a duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend, or derived an improper benefit from the transaction.

Item 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2.	DESCRIPTION OF PROPERTY.

We currently lease 15,680 square feet of office, laboratory and warehouse space located at 1241 and 1261 Hawk’s Flight Court, El Dorado Hills, California, a 2,000 square foot office facility at 1901 Conant Avenue, Burly, Idaho, a 1264 square foot office facility at 6991 East Camelback Road, Scottsdale, Arizona and a 17,000 square foot warehouse facility at 1755 Enterprise Boulevard, West Sacramento, California. Our subsidiary, RiceX Nutrients, Inc., owns a 15,700 square foot production facility in Dillon, Montana. The lease for the El Dorado Hills facility expires in April 2007. In April 2007 we will move our corporate headquarters to 5090 North 40th Street, Phoenix, Arizona where we have entered into a five year lease for the 26,147 square-foot office.

We believe that our facilities are adequate for our anticipated needs through 2007 but we anticipate the Company will need to add additional space for 2008. The properties are adequately covered by insurance. We plan to build another production facility in 2007 to meet anticipated needs in 2008.

Item 3.	LEGAL PROCEEDINGS.

As previously disclosed, NutraCea commenced a lawsuit on September 8, 2006 against Langley Park Investments, PLC, a United Kingdom Corporation (“Langley”) in the United States District Court for the Eastern District of California, Sacramento Division. The factual basis underlying that case involved a private-placement transaction in which NutraCea exchanged 7 million restricted shares of its common stock for 1,272,026 ordinary shares of Langley common stock (the “Langley Shares”), half of which were immediately saleable by NutraCea and half of which were placed in escrow subject to certain conditions. After the commencement of the litigation, the parties entered into a Pre-Settlement/Escrow Agreement, pursuant to which they agreed that the proceeds from Langley’s sale of certain NutraCea shares, totaling $2.5 million, would be deposited into an escrow account. The matter has now been settled. Pursuant to the settlement, NutraCea will receive $1.25 million from the $2.5 million held in escrow (Langley will receive the remainder), and NutraCea will retain all of the Langley Shares.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE RANGE OF COMMON STOCK

Our common stock currently trades on the OTC Bulletin Board (“OTCBB”) exchange under the symbol “NTRZ.OB”. The following table sets forth the range of high and low closing sales prices for our common stock as reported on the OTCBB for the periods indicated below. The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

NUTRACEA COMMON STOCK	Low	High
Year Ended December 31, 2006
Fourth Quarter	$1.30	$2.74
Third Quarter	$0.80	$1.38
Second Quarter	$0.60	$1.45
First Quarter	$0.65	$1.42

Year Ended December 31, 2005
Fourth Quarter	$0.65	$1.17
Third Quarter	$0.39	$1.81
Second Quarter	$0.39	$0.65
First Quarter	$0.30	$0.67

HOLDERS

As of March 2, 2007, there were approximately 303 holders of record of our common stock.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended December 31, 2006, we issued the following securities without registration under the Securities Act of 1933:

Common Stock:

Four stockholders converted 2,680 shares of Series B Convertible Preferred Stock into 5,360,000 shares of our common stock. The preferred shares converted at a conversion rate of 2,000 shares of common stock for each preferred share. No additional consideration was paid to convert the preferred shares.

Twelve stockholders converted 5,238 shares of Series C Convertible Preferred Stock into 6,162,341 shares of our common stock. The preferred shares converted at a conversion rate of approximately 1,176 shares of common stock for each preferred share. No additional consideration was paid to convert the preferred shares.

Ten individuals exercised warrants and received a total of 5,335,064 shares of our common stock for the aggregate exercise price of $5,611,588.

Options and Warrants:

We issued to six employees options to purchase an aggregate 370,000 shares of commons stock, which start to vest 90 days after their date of employment and vest over two years. The options expire 10 years from the dates of grant and have a per share exercise price ranging from $1.39 to $2.38.

We issued to a medical advisor to the board of directors an option to purchase 240,000 shares of common stock. The shares will vest monthly over a 12 month period. The option expires three years from the date of the grant and has a per share exercise price of $1.63. The medical advisor resigned for personal reasons prior to the completion of his term and 120,000 of the option shares that were unvested at the time of his resignation have been cancelled.

We issued to a consultant a warrant to purchase 25,000 shares of common stock. The shares will vest over a five month period. The warrant expires three years from the date of the grant and has a per share exercise price of $2.30.

We issued to three entities incentive and performance warrants to purchase 275,000 shares of common stock. The shares will vest at various intervals when certain benchmarks are achieved. The warrants expires three years from the date of the grant and have a per share exercise price ranging from $2.31 to $2.38.

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

Sales of unregistered securities during the first three quarters of 2006 have previously been reported in quarterly reports on Form 10-QSB or current reports on Form 8-K that we have filed with the Securities and Exchange Commission.

SHARE REPURCHASES

We did not repurchase any of our securities in 2006.

Item 6.	SELECTED FINANCIAL DATA

The following unaudited selected historical information has been derived from the audited consolidated financial statements of NutraCea. The consolidated financial information as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The information set forth below should be read in conjunction with the financial statements, related Notes thereto, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

Annual Summary

Selected financial information represents annual results. Due to the acquisition of The RiceX Company on October 4, 2005, the following represents annual results for NutraCea and three months of operations for RiceX for 2005 information.

Statements of Operations Data: (In thousands except per share data)

	Years ended December 31,
	2006	2005	2004	2003	2002

Revenues	$18,090	$5,564	$1,225	$1,536	$1,286
Costs and expenses	17,043	8,558	24,776	9,763	4,392
Income (loss) from operations	1,047	(2,994)	(23,551)	(8,227)	(3,106)
Other income (expense)	538	(878)	(24)	(4,309)	(3,356)
Net income (loss)	$1,585	$(3,872)	$(23,575)	$(12,536)	$(6,462)
Basic net income (loss) per common share	$0.02	$(0.10)	$(1.18)	$(2.05)	$(0.29)
Diluted net income (loss) per common share	$0.02	n/a	n/a	n/a	n/a

Weighted average number of shares outstanding	76,696	38,615	19,906	6,107	22,071

Balance Sheet data: (In thousands)

	As of December 31,
	2006	2005		2004	2003	2002

Cash, cash equivalents, restricted cash and investments	$15,235	$3,636		$2,112	$100	$35
Total assets	73,255	47,464		3,338	541	556
Current liabilities	2,881	1,261		441	1,028	1,628
Long-term debt	-	9		1,635	-	-
Deficit accumulated during the development stage	(49,305)	(50,890	)(1)	(44,928)	(21,345)	(8,683)
Total stockholders' equity (deficit)	$66,884	$38,893		$1,167	$(487)	$(3,123)

The Company adopted Securities and Exchange Commission, Staff Accounting Bulletin No. 108 in 2006. As a result, the Company increased accumulated deficit at December 31, 2005 by $2,090,000. See Note 3 to the audited financial statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Summary

Year ended December 31, 2006 was a busy and exciting year for NutraCea and a remarkable period of growth for our company. During the year, we passed several key financial milestones; entered new distribution agreements that underscored the substantial demand for our core product, stabilized rice bran; and marked a number of operating achievements that positioned NutraCea for success in 2007 and beyond.

We at NutraCea:

•	Increased our performance

•	Surpassed our revenue targets

•	Achieved profitability for the first time in our seven year history.

We are proud that we were able to set these new benchmarks, which clearly validate our business model and highlight the success of our strategies, to utilize our production capacity more efficiently and to focus on driving sales of high-end derivative products.

Another important 2006 achievement was our expansion of our Dillon, Montana plant, our facility where we produce our high margin fiber and solubles. During the year, we expanded the Dillon plant’s capacity by 100 percent, while executing the project on schedule and under budget. Our Dillon expansion has enabled us to double our annual production capacity of solubles and fiber to 900 tons each, a quantity that will help us to address rising demand for our products within several different market segments.

In addition, during 2006 we expanded our humanitarian efforts teaming with Raising Malawi, Feed the Children and the Government of Malawi, Africa. This program will feed thousands of children and the health progress will be monitored and documented to track the benefits of this nutritional supplement for children.

Results of Operations

The following is a detailed discussion of our consolidated financial condition as of December 31, 2006 and 2005 and the results of operations for fiscal years ended December 31, 2006, 2005 and 2004, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report. The consolidated financial statements (see Part II - Item 8. FINANCIAL STATEMENTS) represents annual results for NutraCea.

YEAR ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

For the year ended December 31, 2006, our net income was $1,585,000, or $0.02 per share, compared to a loss of $3,872,000, or $0.10 loss per share, in 2005, showing an improvement of $5,457,000. The improvement for the year ended December 31, 2006 was primarily due to increased revenue by $12,526,000, offset by increased cost of sales of $6,252,000, resulting in an increase in gross margins of $6,274,000 for 2006 compared to 2005. The favorable increase of $5,457,000 was primarily due to increased total revenues combined with new product sales and new license and royalty fees. There were positive trends in our infomercial products, domestic animal product lines primarily sold to the equine market and our domestic functional foods and nutraceutical product lines. Assuming the merger with RiceX was effective for the entire year of 2005, the unaudited pro forma condensed combined consolidated net loss for year ended December 31, 2005 would have been $7,506,000 (NutraCea year ended December 31, 2005 net loss $3,567,000, RiceX year ended December 31, 2005 net loss $3,994,000 and $55,000 intercompany adjustment).

Consolidated revenues for the year ended December 31, 2006 were $18,090,000, an increase of $12,526,000, or 225%, from consolidated revenues of $5,564,000 in 2005. The increased revenue was a result of increased volume in all categories, including a $5,044,000 increase in the infomercial market, a $2,500,000 increase in the equine market, and a $2,000,000 increase in sales of the nutraceutical products. Also contributing to our revenue increase was license fees, royalties and other income in the amount of $985,000. Assuming the merger with RiceX was effective for the entire year of 2005, the unaudited pro forma condensed combined consolidated revenues for year ended December 31, 2005 would have been $8,082,000 (NutraCea year ended December 31, 2005 consolidated revenues $4,569,000, RiceX year ended December 31, 2005 consolidated revenues $3,838,000 and $325,000 intercompany adjustment).

Cost of goods sold increased $6,252,000 from $2,878,000 in 2005 to $9,130,000 in 2006 due primarily to the significant increase in product sold in 2006. Gross margins increased $6,274,000 to $8,960,000 in 2006, from $2,686,000 in 2005. This 233% increase was due to new sales in the infomercial market and increased sales in the equine market and nutraceutical markets. Assuming the merger with RiceX was effective for the entire year of 2005, the unaudited pro forma condensed combined consolidated gross margins for the year ended December 31, 2005 would have been $4,351,000 (NutraCea year ended December 31, 2005 gross margins at $2,046,000 and RiceX year ended December 31,2005 gross margins at $2,305,000).

Research and Development (R&D) expenses increased $186,000 in 2006 to $377,000 due to increased product development costs.

Sales, General and Administrative (SG&A) expenses increased $2,170,000 from $3,862,000 in 2005 to $6,032,000 in 2006. The increase was mostly due to added employee-related, travel, office, commission, and other general operating expenses. Included in SG&A category is stock-based compensation for employees, directors and consultants. Stock-based compensation decreased $142,000 from $868,000 in 2005 to $726,000 in 2006. Stock-based compensation expenses decreased $420,000 from $1,511,000 in 2005 to $1,091,000 in 2006. These non-cash charges relate to issuances of common stock and common stock warrants and options in 2006 and 2005. The higher issuances of restricted stock, options and warrants during 2005 was deemed necessary by management to retain and compensate officers, directors, consultants and employees while conserving cash assets that would otherwise have been expended for these purposes.

Professional fees decreased $123,000 from $1,627,000 in 2005 to $1,504,000 in 2006. In 2006, professional expenses were associated with consultants, accounting, SOX 404 compliance, legal, investor relations and stock-based compensation expenses. We incurred investor relations costs of $251,000 in 2006 compared to $307,000 in 2005, a decrease of $56,000 associated with an investor relations firm and fees associated with SEC filing requirements. Stock-based compensation on stock and warrant issues to consultants for services decreased $278,000 from $643,000 in 2005 to $365,000 in 2006

Interest expense decreased by $889,000 to $7,000 in 2006 due to the payoff of a note of $2,400,000 at 7% interest compounded quarterly on October 4, 2005. Interest expense in 2006 primarily consisted of interest on a loan for equipment.

Income tax expense is reported in selling, general and administrative expenses and consists of $5,000, $2,400 and $2,400 for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2006 and 2005, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2006, net operating loss carryforwards were approximately $25,018,000 for federal tax purposes that expire at various dates from 2011 through 2020 and $12,230,000 for state tax purposes that expire in 2010 through 2015.

The Company has an unrecorded income tax benefit of $14,100,000 resulting from the exercise of options during 2006. This benefit can only be recognized if the net operating losses are used in future periods or if net operating losses expire, and will be recorded in equity.

Utilization of net operating loss carry forwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations. The annual limitation may result in expiration of net operating loss carry forwards before utilization.

YEAR ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

Due to the merger of NutraCea with RiceX which occurred in the fourth quarter of 2005, the results of operations discussed below may not be comparable to future operations of the combined entity.

We had a net loss of $3,872,000 for the year ended December 31, 2005, or $0.10 loss per share, compared to a net loss of $23,583,000 for 2004, or $1.18 loss per share. The net loss reduction of $19,710,000 was primarily due to reduced issuances of common stock, stock option and warrants that result in non-cash expenses, increased total revenues, and new business development in the infomercial market. There were positive trends in our domestic animal product lines primarily sold to the equine market and our domestic functional foods and nutraceutical product lines.

Consolidated revenues for the year ended December 31, 2005 were $5,564,000, an increase of $4,339,000, or 354% on a comparative basis to the year ended December 31, 2004. The 354% increase was primarily a result of new sales in the infomercial market of $3,012,000 which began in September 2005. We had sales in the nutraceutical equine market of $1,071,000, sales in other nutraceutical markets of $323,000, and technology income of $100,000 in 2005. Also contributing to our revenue increase was fourth quarter sales of approximately $1,058,000 by The RiceX Company, which we acquired at the beginning of the fourth quarter of 2005.

Cost of goods sold increased from $600,000 in 2004 to $2,878,000 in 2005 due primarily to the significant increase in product sold in 2005. Gross margins increased $2,061,000 to $2,686,000 in 2005, from $625,000 in 2004. This 330% increase was due to new sales in the infomercial market, increased sales in the equine market and nutraceutical markets, and the addition of gross margins attributable to The RiceX Company.

R&D expenses increased $64,000 in 2005 to $191,000 due to increased product development costs.

SG&A expenses decreased $7,782,000 from $11,644,000 in 2004 to $3,862,000 in 2005. The decrease related primarily to share-based compensation. Share-based compensation decreased $8,847,000 from $9,715,000 in 2004 to $868,000 in 2005. These non-cash charges are related to issuances of common stock and common stock warrants and options awarded in 2005 compared to 2004. During 2004, these non-cash expenses relating to the issuance of 5.5 million restricted shares of common stock to the Company’s former Chief Executive Officer for services rendered and repayment of debt; the value of restricted shares and shares covered by the Company’s S-8 registration statement issued to officers, directors and consultants for services; and the value of options and warrants issued to various employees and consultants. The increased issuance of restricted stock, options and warrants during 2004 was deemed necessary by management to retain and compensate officers, directors, consultants and employees while conserving cash assets that would otherwise have been expended for these purposes.

Professional fees decreased $10,778,000 from $12,405,000 in 2004 to $1,627,000 in 2005. The decrease related primarily to share-based compensation. Share-based compensation on stock and warrant issues to consultants for services decreased $10,640,000 from $11,283,000 in 2004 to $643,000 in 2005.

Interest expense increased by $868,000 to $896,000 in 2005 due to interest and discount related to a note payable of $2,400,000 at 7% interest compounded quarterly. On October 4, 2005, principle of $2,400,000 and $137,000 interest was paid in full. A non-cash discount in the amount of $759,000 was amortized in 2005.

The provision of income taxes for the years ended December 31, 2005 and 2004 consists of the $2,400 for minimum state income taxes.

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial statement purposes. At December 31, 2005, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2005, net operating loss carry forwards were approximately $23,000,000 for federal tax purposes that expire at various dates from 2011 through 2025 and $19,700,000 for state tax purposes that expire in 2010 through 2015.

Utilization of net operating loss carry forwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code and similar state regulations. The annual limitation may result in expiration of net operating loss carry forwards before utilization.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $14,867,000, $3,491,000 and $1,928,000 at December 31, 2006, 2005 and 2004, respectively.

For the year ended December 31, 2006, net cash used in operations was $629,000, compared to net cash used in operations in the same period of 2005 of $3,378,000, an improvement of $2,749,000. This improvement in cash used by operations resulted from our increase in sales and gross margins offset by our increase total operating expenses as noted above. Cash used in investing activities for the year ended December 31, 2006 was $9,698,000, compared to $63,000 for the same period of 2005. This increase was caused by our current plant expansion projects and the acquisition of other assets. Cash provided from financing activities for the year ended December 31, 2006 was $21,703,000 and is attributed to our private placement financing (see below), proceeds from exercise of stock options and the repayment of long-term debt in the amount of $15,000. Our working capital position was $23,320,000, $5,206,000 and $284,000 as of December 31, 2006, 2005 and 2004, respectively.

On May 12, 2006, we sold an aggregate of 17,560 shares of our Series C Convertible Preferred Stock at a price of $1,000 per share in a private placement transaction. This private placement of securities generated aggregate gross proceeds of approximately $17,560,000 ($15,934,000 net after offering and related expenses). The preferred shares can be converted to shares of our common stock at a conversion rate of approximately 1,176 shares of common stock for each preferred share issued in the transaction. Additionally, the investors were issued warrants to purchase an aggregate of 10,329,412 shares of our common stock at an exercise price of $1.35 per share. The warrants have a term of five years and are immediately exercisable. An advisor for the financing received a customary fee based on aggregate gross proceeds received from the investors and a warrant to purchase 500,000 shares of common stock at an exercise price per share of $1.35 and a term of five years.

On October 4, 2005, we sold an aggregate of 7,850 shares of our Series B Convertible Preferred Stock at a price of $1,000 per share in a private placement transaction. This private placement of securities generated aggregate gross proceeds of approximately $7,301,000 (approximately $7,300,000 after offering expenses). The preferred shares can be converted to shares of common stock at a conversion rate of 2,000 shares of common stock for each preferred share issued in the transaction. Additionally, we issued in this transaction warrants to purchase an aggregate of 7,850,000 shares of common stock at an exercise price of $0.70 per share. The warrants have a term of five years and are immediately exercisable. An advisor for the financing received a customary fee based on aggregate gross proceeds received from the investors and a warrant to purchase 1,099,000 shares of common stock at an exercise price per share of $0.50 and a term of five years.

On February 15, 2007, we sold an aggregate of 20,00,000 shares of our common stock at a price of $2.50 per share in connection with a private placement for aggregate gross proceeds of $50,000,000 (approximately $47,000,000 after offering expenses). Additionally, the investors were issued warrants to purchase an aggregate of 10,000,000 shares of our common stock at an exercise price of $3.25 per share. The warrants have a term of five years and are immediately exercisable. An advisor for the financing received a customary fee based on aggregate gross proceeds received from the investors and a warrant to purchase 1,200,000 shares of common stock at an exercise price per share of $3.25 and a term of five years.

Domestic Initiatives

We began an initiative to expand our Dillon, Montana plant to increase production capacity to meet the growing market demand for our value-added products made from stabilized Rice Bran. We ordered additional equipment and expanded the Dillon Montana facility. The first phase expansion of Dillon has increased our NutraCea Solubles and NutraCea Fiber Complex capacity by more than 100%. An additional 50% capacity increase will follow in 2007 through a phase II expansion of Dillon. We intend to construct an additional processing facility in Louisiana during 2007 to produce the value-added product of NutraCea Solubles, Dextrinized Rice Bran and NutraCea Fiber Complex in an effort to meet expected customer demands for these products.

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

We have entered into a raw rice bran supply agreement with Louisiana Rice Mill LLC, or LRM. The agreement quadruples our current annual supply of raw rice bran in the United States. In addition, we announced the construction of our stabilization facility at the LRM rice milling facility in Mermentau, Louisiana. Under the terms of the agreement, LRM will supply raw rice bran from its rice milling operations to NutraCea. The supply agreement is intended to provide as much as 30,000 tons annually to our current supply of raw bran, which will be processed through our exclusive proprietary stabilization system to produce stabilized rice bran for both the human and animal nutrition markets. We have the ability to fund this project with existing cash resources. The new facility at LRM is expected to be completed and operational by April 2007.

The Company has also entered into a second raw rice bran supply agreement with another Louisiana rice milling company and engineering and permitting work is currently underway. The second Louisiana plant will include both rice stabilization technology and value-added products technology. The second plant is expected to begin operations during the second half of 2007. Again, NutraCea has the ability to fund this project with existing cash resources..

International Initiatives

On September 13, 2005, we entered into an agreement with a Dominican Republic rice mill whereby the two companies agreed to form a joint venture. The terms of the agreement allows us the option to install equipment to produce annually at least 5,000 metric tons of stabilized rice bran in the Dominican Republic, or in the alternative produce the product in the United States and ship the raw ingredients to the Dominican Republic and package it in final form there. The joint venture will be equally owned by the two companies and will commercially sell stabilized rice bran products through retail and government in the Dominican Republic and Haiti. NutraCea has shipped product directly rather than utilize the joint venture since the company ha chosen not to build a processing facility in the Dominican Republic at this time.

On October 25, 2005, we signed an agreement with an industrial consortium in Colombia to study the creation of a joint entity to share equally in the profits generated from sales of our products in the Colombian market. Under the agreement, the Colombian consortium is to provide 50% of all the financing necessary to construct the plants (with us providing the remaining 50% of the financing) and is to be responsible for providing all the necessary land and space required for the implementation of the plants to be constructed. The Colombian consortium would be responsible for providing all of the sales and distribution as part of its contribution to the joint entity. We continue efforts to execute a formal definitive agreement; however, we have not entered into a definitive agreement as of March 30, 2007.

On October 28, 2005, we entered into a binding letter of intent with an Ecuadorian company to study arriving at a definitive agreement for a working arrangement that will allow the Ecuadorian company the right to utilize our proprietary ingredients and value-added processing in their multi-faceted food business, which includes animal feed, poultry and cereals. We are currently servicing this company with product shipped from the United States although we have not entered into a definitive agreement as of March 30, 2007, as we have chosen not to locate facilities in Equidor at this time.

In November 2005, NutraCea signed a Supply and Distribution Agreement with T. Geddes Grant, a Jamaican Corporation. The agreement requires us to deliver a customized formulated and fortified RiSolubles mix to T. Geddes Grant. The agreement requires that T. Geddes Grant purchase certain minimums during the agreement in order for them to maintain exclusivity under the terms of the agreement. As of the filing date, we have not shipped product to T. Gaddes Grant.

On December 19, 2006, NutraCea began distributing product to thousands of orphans through Community Based Organizations in Malawi as part of an extraordinary collaborative effort with Feed the Children, Raising Malawi and The Malaria Solution Foundation. The mission was to provide direct physical assistance, long-term sustainability and support to many of Malawi's two million orphans and vulnerable children. Approximately ten thousand children at the Consol Homes-Raising Malawi Orphan Care Center received our product to help improve their overall nutrition. The initial product distribution was made possible through funding raised by The Malaria Solution Foundation with a purchase and donation of NutraCea's products.

There can be no assurance that these international initiatives will be achieved in part or whole, however management continues its efforts to formalize its relationship within these countries to further its business activities.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing and liquidity support or market risk or credit risk support to the Company.

CONTRACTUAL OBLIGATIONS

As part of the normal course of business, the Company incurs certain contractual obligations and commitments which will require future cash payments. The following tables summarize the significant obligations and commitments.

	Payments Due by Period
($ in thousands)	Total	2007	2008	2009	2010	2111	2112

Long-term debt	$-	$-	$-	$-	$-	$-	$-
Capital lease	-	-	-	-	-	-	-
Operating leases	4,031	605	729	750	775	801	371
Purchase obligations	-	-	-	-	-	-	-
Total contractual obligations	$4,031	$605	$729	$750	$775	$801	$371

CRITICAL ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 2, Part II - Item 8, FINANCIAL STATEMENTS. We believe the application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information about our earnings results, financial condition and cash flows.

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

Stock-Based Compensation

On January 1, 2006, NutraCea adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. NutraCea adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). For stock-based compensation grants to consultants, we recognize as compensation expense the fair value of such grants, recognized over the related service period. Prior to 2006, we recorded stock-based compensation grants to employees based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our cash and cash equivalents have been maintained only with maturities of 30 days or less. Our short-term investments have interest reset periods of 30 days or less. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates. As of December 31, 2006, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. We do not believe that a hypothetical adverse change of 10% in interest rates would have a material effect on our financial position.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

Report of Perry-Smith LLP, Independent Registered Public Accounting Firm

Report of Malone & Bailey, PC, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the three years ended December 31, 2006

Consolidated Statement of Comprehensive Income (Losses) for the three years ended December 31, 2006

Consolidated Statement of Changes in Stockholder Equity for the three years ended December 31, 2006

Consolidated Statements of Cash Flows for the three years ended December 31, 2006

Notes to Consolidated Financial Statements

The financial statements and financial information required by Item 8 are set forth below on pages F-1 through F-30 of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by NutraCea in reports filed or submitted under the Exchange Act were timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the sections captioned “ELECTION OF DIRECTORS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” appearing in the definitive Proxy Statement to be filed no later than 120 days after the end of the 2006 fiscal year and to be delivered to stockholders in connection with the Annual Meeting of Shareholders expected to be held in May, 2007 (the “2007 Proxy Statement”). Such information is incorporated herein by reference. Information required by this Item with respect to executive officers has been included in Part I of this report:

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of NutraCea. NutraCea will provide any person, without charge, a copy of this Code. Requests for a copy of the Code may be made by writing to NutraCea at 1261 Hawk’s Flight Court, El Dorado Hills, California 95762, Attention: Chief Financial Officer.

Item 11.	EXECUTIVE COMPENSATION

Information with respect to this Item may be found in the section captioned “Executive Compensation” appearing in the forthcoming 2007 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item may be found in the section captioned “Security Ownership of Certain Beneficial Owners and Management” appearing in the forthcoming 2007 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this Item may be found in the section captioned “Certain Relationships and Related Transactions” appearing in the 2007 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item may be found in the section captioned “Principal Accountant Fees and Services” appearing in the 2007 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits.

Exhibit
Number	Exhibit Description

2.01(1)	Plan and Agreement of Exchange.

2.02(2)	Agreement and Plan of Merger and Reorganization, dated as of April 4, 2005, by and among the NutraCea, The RiceX Company and Red Acquisition Corporation.

3.01.1(3)	Restated and Amended Articles of Incorporation as filed with the Secretary of State of California on December 13, 2001.

3.01.2(4)	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on August 4, 2003.

3.01.3(5)	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on October 31, 2003.

3.01.4(4)	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on September 29, 2005

3.02(6)	Certificate of Designation of the Rights, Preferences, and Privileges of the Series A Preferred Stock as filed with the Secretary of State of California on December 13, 2001.

3.03(7)	Certificate of Determination, Preferences and Rights of Series B Convertible Preferred Stock as filed with the Secretary of State of California on October 4, 2005.

3.04(8)	Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock as filed with the Secretary of State of California on May 10, 2006.

3.05(23)	Bylaws of NutraCea.

4.01(7)	Form of warrant issued to subscribers in connection with NutraCea’s October 2005 private placement.

4.02(8)	Form of warrant issued to subscribers in connection with NutraCea’s May 2006 private placement.

4.03(25)	Form of warrant issued to subscribers in connection with NutraCea’s February 2007 private placement

10.01(9)	NutraCea 2003 Stock Compensation Plan

10.02(4)	NutraCea 2005 Equity Incentive Plan

10.03(7)	Securities Purchase Agreement, dated September 28, 2005, by and among NutraCea and the investors named therein.

10.04(7)	Registration Rights Agreement, dated September 28, 2005, by and among NutraCea and the investors named therein.

10.05(8)	Securities Purchase Agreement, dated May 12, 2006, by and among NutraCea and the investors named therein.

10.06(8)	Registration Rights Agreement, dated May 12, 2006, by and among NutraCea and the investors named therein.

10.07(10)±	Private Label Supply Agreement and Strategic Alliance between NutraCea and ITV Global.

10.08(4)	Employment Agreement between NutraCea and Patricia McPeak.

10.09(4)	Restricted Stock Agreement between NutraCea and Patricia McPeak

10.10(11)	Executive Employment Agreement between NutraCea and Bradley D. Edson.

10.11(11)	Executive Employment Agreement between NutraCea and Margie D. Adelman.

10.12(4)	Executive Employment Agreement between The RiceX Company and Todd C. Crow.

10.13(4)	Amendment No. 1 to Employment Agreement between NutraCea, Todd C. Crow and The RiceX Company.

10.14(4)	Executive Employment Agreement between The RiceX Company and Ike E. Lynch.

10.15(4)	Amendment No. 1 to Employment Agreement between NutraCea, Ike E. Lynch and The RiceX Company.

10.16(12)	Form of Affiliate Agreement between certain affiliates of RiceX and NutraCea dated April 4, 2005

10.17(11)±	W.F. Young Distribution Agreement.

10.18(11)±	W.F. Young Technology Agreement.

10.19(13)	Stock Purchase Agreement between NutraCea and Langley Park Investments PLC

10.20(4)±	Production Facility Development and Rice Bran Supply and Purchase Agreement dated September 13, 2005 between NutraCea and Food Trading Company Dominicana, S.A.

10.21(4)±	Assignment dated April 12, 2005 from W.F. Young, Inc. to NutraCea

10.22(4)±	Distribution Agreement dated April 12, 2005 between W.F. Young, Inc. and NutraCea

10.23(4)	Manufacturing Agreement dated April 12, 2005 between W.F. Young, Inc. and NutraCea

10.24(4)±	Supply and Distribution Agreement dated November 4, 2005 between NutraCea and T. Geddes Grant.

10.25(14)	Commercial Lease and Deposit Receipt between Roebbelen Land Company and The RiceX Company dated December 23, 1991.

10.26(14)	First Amendment of Lease between Roebbelen Land Company and The RiceX Company dated January 19, 1994.

10.27(14)	Second Amendment of Lease between Roebbelen Land Company and The RiceX Company dated July 11, 1996.

10.28(14)	Third Amendment of Lease Agreement between Roebbelen Land Company and The RiceX Company dated February 1, 1998.

10.29(14)	Lease Agreement between Roebbelen Land Company and The RiceX Company dated July 11, 1996.

10.30(14)	First Amendment of Lease between Roebbelen Land Company and The RiceX Company dated September 1996.

10.31(14)	Second Amendment of Lease Agreement between Roebbelen Land Company and The RiceX Company dated February 1, 1998.

10.32(15)	Agreement on Exclusive Distribution in Europe between The RiceX Company and KREGLINGER EUROPE N.V. dated October 1, 2002.

10.33(16)±	Stabilized Rice Bran Processing, Sales, and Marketing Agreement between Farmers' Rice Cooperative and The RiceX Company dated May 1, 2002.

10.34(17)	The RiceX Company 1997 Stock Option Plan

10.35(14)	Form of Directors Stock Option Agreement for The RiceX Company.

10.36(14)	Form of Non-statutory Stock Option Agreement not issued under The RiceX Company 1997 Stock Option Plan, governing options granted to The RiceX Company employees.

10.37(18)	Form of non-statutory Stock Option Agreement issued under The RiceX Company 1997 Stock Option Plan between The RiceX Company and The RiceX Company employees dated October 1, 1999.

10.37(18)
Form of non-statutory Stock Option Agreement issued under The RiceX Company 1997 Stock Option Plan between The RiceX Company and Ike Lynch dated November 1, 1999. Identical Agreements with Daniel McPeak, Jr. and Todd C. Crow.

10.39(19)
Form of Board Member Non-statutory Stock Option Agreement issued under The RiceX Company 1997 Stock Option Plan between The RiceX Company and the Board Members of the RiceX Company dated February 22, 2001, September 23 and 29, 2001.

10.40(16)	Form of Non-statutory Stock Option Agreement issued under The RiceX Company 1997 Stock Option Plan between The RiceX Company and employees dated January 2, 2000.

10.41(20)	Form of Non-statutory Stock Option Agreement issued September 23, 2002 between The RiceX Company and the members of The RiceX Company’s Board of Directors.

10.42(20)	Form of Non-statutory Stock Option Agreement issued July 1, 2004 between The RiceX Company and Edward McMillan.

10.43(21)	Form of Non-statutory Stock Option Agreement issued October 18, 2004 between The RiceX Company and two members of The RiceX Company Board Directors.

10.44(22)	Form of Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between The RiceX Company and certain non-employee RiceX Directors dated March 31, 2005.

10.45(22)	Form of Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between The RiceX Company and certain employees of RiceX dated March 31, 2005.

10.46(4)	Form of Option Assumption Agreement between NutraCea and Option Holders relating to assumed Options granted under The RiceX Company 1997 Stock Option Plan.

10.47(4)	Form of Option Assumption Agreement between NutraCea and Option Holders relating to assumed non-plan RiceX Options.

10.48(4)	Form of Option Assumption Agreement between NutraCea and former Directors of The RiceX Company.

10.49(4)	Form of Resale Restriction Agreement entered into between NutraCea and each of Todd C. Crow and Ike E. Lynch.

10.50(4)	Form of Resale Restriction Agreement entered into between NutraCea and each of James Lintzenich, Edward McMillan and Steven Saunders.

10.51(4)	Form of Resale Restriction Agreement entered into between NutraCea and each of Bradley Edson, Patricia McPeak, Margie Adelman, Eliot Drell and David Bensol.

10.52(10)	Warrant Agreement between NutraCea and Steven Saunders dated February 27, 2006.

10.53(24)	Form of non-statutory Stock Option Agreement between NutraCea and the non-employee members of the Board of Directors dated May 23, 2006.

10.54(25)	Securities Purchase Agreement, dated February 15, 2007, by and among NutraCea and the investors named therein.

10.55(25)	Registration Rights Agreement, dated February 15, 2007, by and among NutraCea and the investors named therein.

10.56	Executive Employment Agreement between NutraCea and Kody Newland.

21.01	List of subsidiaries.

23.1	Consent of Malone & Bailey, PC, Independent Registered Public Accounting Firm.

23.2	Consent of Perry-Smith LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page.)

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

±	Confidential treatment granted as to certain portions.

(1)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on November 19, 2001.

(2)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on April 4, 2005.

(3)	incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-KSB, filed on April 16, 2002.

(4)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-2, filed on November 18, 2005.

(5)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-QSB, filed on November 19, 2003.

(6)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-2, filed on June 4, 2002.

(7)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on October 4, 2005.

(8)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on May 15, 2006.

(9)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form S-8, filed on November 18, 2003.

(10)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006.

(11)	incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-KSB, filed on March 31, 2005.

(12)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 8-K, filed on April 4, 2005.

(13)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on September 14, 2004.

(14)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Registration Statement No. 000-24285, filed on May 18, 1998.

(15)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-KSB, filed on March 31, 2003.

(16)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-QSB, filed on August 12, 2002.

(17)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Registration Statement Number Statement No. 000-24285, filed on May 18, 1998.

(18)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-KSB, filed on March 30, 2000.

(19)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-QSB, filed on August 10, 2001.

(20)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-QSB, filed on November 15, 2003.

(21)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-KSB, filed on March 30, 2005.

(22)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-QSB, filed on May 16, 2005.

(23)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-2, filed on June 12, 2006.

(24)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2006.

(25)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on February 20, 2007.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEA

Date: March 30, 2007	By:	/s/ Bradley D. Edson
Bradley D. Edson,
Chief Executive Officer

Power of Attorney

Each person whose signature appears below constitutes and appoints each of Bradley D. Edson and Todd C. Crow, true and lawful attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Bradley D. Edson	President, Chief Executive Officer	March 30, 2007
Bradley D. Edson	and Director

Principal Financial Officer and Principal Accounting Officer:

/s/ Todd C. Crow	Chief Financial Officer	March 30, 2007
Todd C. Crow

Additional Directors:

/s/ David Bensol	Director	March 30, 2007
David Bensol

/s/ James C. Lintzenich	Director	March 30, 2007
James C. Lintzenich

/s/ Edward L. McMillan	Director	March 30, 2007
Edward L. McMillan

	Director	March 30, 2007
Patricia McPeak

/s/ Steven W. Saunders	Director	March 30, 2007
Steven W. Saunders

/s/ Kenneth L. Shropshire	Director	March 30, 2007
Kenneth L. Shropshire

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
REPORT OF PERRY-SMITH, LLP, INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	F-1

REPORT OF MALONE & BAILEY, PC, INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005	F-3
Consolidated Statements of Operations for the three years ended December 31, 2006	F-4
Consolidated Statement of Comprehensive Income (Loss) for the three years ended December 31, 2006	F-5
Consolidated Statement of Changes in Stockholder Equity for the three years ended December 31, 2006	F-6
Consolidated Statements of Cash Flows for the three years ended December 31, 2006	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors
NutraCea and subsidiaries
El Dorado Hills, California

We have audited the accompanying consolidated balance sheet of NutraCea and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Perry-Smith LLP
Sacramento, California

March 30, 2007

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors
NutraCea and subsidiaries
El Dorado Hills, California

We have audited the accompanying consolidated balance sheet of NutraCea as of December 31, 2005 and the related statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of NutraCea’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ Malone & Bailey, PC

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 15, 2006

NUTRACEA AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalants	$14,867,000	$3,491,000
Marketable securities	368,000	145,000
Trade accounts receivables, net	7,093,000	2,515,000
Inventories	796,000	594,000
Notes receivable, current portion	1,694,000	-
Deposits and other current assets	1,383,000	82,000
Total current assets	26,201,000	6,827,000

Restricted marketable securities	-	145,000
Notes receivable, net of current portion	682,000	-
Property and equipment, net	8,961,000	5,493,000
Patents and trademarks, net of accumulated amortization of $439,000 and $119,000	5,097,000	2,418,000
Goodwill	32,314,000	32,581,000
Total assets	$73,255,000	$47,464,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,778,000	$1,247,000
Notes payable, current portion	-	6,000
Due to related parties	-	3,000
Deferred revenue	103,000	5,000
Total current liabilities	2,881,000	1,261,000

Long-term liabilities:
Notes payable, net of current portion	-	9,000
Total liabilities	2,881,000	1,270,000

Commitments and contingencies

Convertible, series B preferred stock, no par value, $1,000 stated value 25,000 shares authorized, 470 and 7,850 shares issued and outstanding	439,000	7,301,000
Convertible, series C preferred stock, no par value, $1,000 stated value 25,000 shares authorized, 5,468 and 0 shares issued and outstanding	5,051,000	-

Shareholders' equity:
Common stock, no par value, 200,000,000 shares authorized, 103,792,827,000 and 67,102,079 shares issued and outstanding	114,111,000	89,783,000
Accumulated deficit	(49,305,000)	(48,800,000)
Accumulated other comprehensive income, unrealized gain (loss) on marketable securities	78,000	(2,090,000)
Total shareholders' equity	64,884,000	38,893,000
Total liabilities and shareholders' equity	$73,255,000	$47,464,000

The accompanying notes are an integral part of these financials

NUTRACEA AND SUBSIDIARIES
Consolidated Statement of Operations

	For the years ended December 31,
	2006	2005	2004
Revenues
Net product sales	$17,105,000	$5,545,000	$1,010,000
Royalty, label and licensing fees	985,000	19,000	215,000
Total revenue	18,090,000	5,564,000	1,225,000

Cost of goods sold	9,130,000	2,878,000	600,000

Gross profit	8,960,000	2,686,000	625,000

Research and development expenses	377,000	191,000	127,000
Selling, general and administrative expenses	6,032,000	3,862,000	11,644,000
Professional fess	1,504,000	1,627,000	12,405,000

Total operating expenses	7,913,000	5,680,000	24,176,000

Income (loss) from operations	1,047,000	(2,994,000)	(23,551,000)

Other income (expense)
Interest income	545,000	18,000	5,000
Interest expense	(7,000)	(896,000)	(28,000)

Net income (loss)	1,585,000	(3,872,000)	(23,574,000)

Cumulative preferred dividends	-	-	(8,000)

Net income (loss) available to common shareholders	$1,585,000	$(3,872,000)	$(23,582,000)

Net income (loss) per share:
Basic	$0.02	$(0.10)	$(1.18)
Diluted	$0.02	(0.10)	(1.18)

The accompanying notes are an integral part of these financials

NUTRACEA AND SUBSIDIARIES
Consolidated Statement of Comprehensive Income (Loss)

	For the years ended December 31,
	2006	2005	2004

Net Income (loss) available to common shareholders	$1,585,000	$(3,872,000)	$(23,582,000)

Other comprehensive loss:

Unrealized gain (loss) on marketable securities	78,000	(78,000)	(2,012,000)

Net and comprehensive income (loss)	$1,663,000	$(3,950,000)	$(25,594,000)

The accompanying notes are an integral part of these financials

NUTRACEA AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity

	Convertible, Redeemable					Other
	Series A, B, C Preferred		Common Stock		Deferred	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Compensation	Loss	Deficit	Total
Balance, January 1, 2004	670,000	$351,000	11,773,842	$20,980,000	$(122,000)	$-	$(21,345,000)	$(487,000)
Amortization of deferred compensation					57,000			57,000
Common stock cancelled			(50,000)
Common stock issues for
accounts payable			168,626	58,000				58,000
marketable securities			7,000,000	2,380,000				2,380,000
patent incentive plan			180,000	239,000				239,000
services rendered			4,407,950	3,470,000				3,470,000
settlements			5,780,000	8,839,000				8,839,000
Common stock repurchased			(344,956)	(230,000)				(230,000)
Preferred dividends converted to common stock		(6,000)	5,759	6,000				6,000
Preferred stock converted to common stock	(540,000)	(348,000)	630,000	348,000				348,000
Preferred stock dividends		9,000					(9,000)	(9,000)
Preferred stock dividends paid		(48,000)						-
Preferred stock repurchased	(130,000)							-
Reclass of options to preferred stock		63,000		(63,000)				(63,000)
Reversal of stock options				(49,000)	49,000			-
Stock options cancelled								-
Stock options exercised for cash			6,579,323	2,776,000				2,776,000
Stock options issued for
notes payable				786,000				786,000
services rendered				8,583,000				8,583,000
Other comprehensive loss						(2,012,000)		(2,012,000)
Net loss							(23,574,000)	(23,574,000)
Balance, December 31, 2004	-	$21,000	36,130,544	$48,123,000	$(16,000)	$(2,012,000)	$(44,928,000)	$1,167,000

Amortization of deferred compensation					81,000			81,000
Common stock issues for
consultants service rendered			1,904,805	907,000				907,000
patent incentive plan			30,000	13,000				13,000
officers and directors			70,000	30,000				30,000
settlements			97,000	98,000				98,000
Preferred stock issued	7,850	7,301,000						7,301,000
RiceX acquisition		(21,000)	28,272,064	40,029,000				40,029,000
Stock options/warrants exercised for
cash			531,000	104,000				104,000
cashless			66,666					-
Stock options/warrants issued for
consultants				349,000				349,000
employees				130,000	(65,000)			65,000

Other comprehensive loss						(78,000)		(78,000)
Net loss							(3,872,000)	(3,872,000)
Balance, December 31, 2005 as originally reported	7,850	7,301,000	67,102,079	89,783,000	-	(2,090,000)	(48,800,000)	38,893,000

Implementation of SAB 108						2,090,000	(2,090,000)
Beginning balance, January 1, 2006 as adjusted	7,850	7,301,000	67,102,079	89,783,000	-	-	(50,890,000)	$38,893,000
Common stock issues for consultants service rendered			29,999	30,000				30,000
Preferred stock issued, net of expense	17,560	15,934,000						-
Preferred stock conversions
series B	(7,380)	(6,862,000)	14,760,000	6,862,000				6,862,000
series C	(12,092)	(10,883,000)	14,225,854	10,883,000				10,883,000
Asset acquisition			297,108	350,000				350,000
RiceX options cancelled				(642,000)				(642,000)
Stock options/warrants exercised for
cash			5,635,064	5,784,000				5,784,000
cashless			1,742,723					-
Stock options/warrants issued for
consultants				375,000				375,000
employees and directors				686,000				686,000
Other comprehensive income (loss)						78,000		78,000
Net income							1,585,000	1,585,000
Balance, December 31, 2006	5,938	5,490,000	103,792,827	114,111,000	-	78,000	(49,305,000)	64,884,000

The accompanying notes are an integral part of these financials

NUTRACEA AND SUBSIDIARIES
Consolidated Statement of Cash Flows

	For the years ended December 31,
	2006	2005	2004
Cash flow from operating activities:
Net income (loss)	$1,585,000	$(3,872,000)	$(23,582,000)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,150,000	1,091,000	38,000
Non-cash issuances of common stock		1,017,000	12,366,000
Non-cash issuance of stock, options and warrants	1,091,000	510,000	9,306,000
Modifications of options and warrants, non-employees		-	63,000
Modifications of options and warrants, employees		-	(49,000)
Net changes in operating assets and liabilities:
(Increase) decrease in
Trade accounts receivable	(4,578,000)	(2,094,000)	23,000
Inventories	(202,000)	107,000	(234,000)
Deposits and other current assets	(1,301,000)	(106,000)	(16,000)
Increase (decrease) in:
Accounts payable, accrued liabilities	1,531,000	140,000	(79,000)
Advances from related parties	(3,000)	(71,000)	56,000
Deferred compensation	-	-	106,000
Customer deposits	98,000	(100,000)	-
Net cash used in operating activities	(629,000)	(3,378,000)	(2,002,000)

Cash flows from investing activities:
Notes receivables	(2,376,000)	-	-
Purchase of The RiceX Company, net of $546,148 cash received		33,000	-
Purchase of property and equipment	(4,682,000)	(14,000)	(117,000)
Purchase of other assets	(2,640,000)	(82,000)	(56,000)
Net cash used in investing activities	(9,698,000)	(63,000)	(173,000)

Cash flows from financing activities:
Proceeds from notes payable, net		-	1,635,000
Private placement financing, net	15,934,000	7,301,000	-
Principle payments on notes payable, net of discount	(15,000)	(2,402,000)	-
Payment of preferred dividends		-	(48,000)
Repurchase of preferred and common stock		-	(360,000)
Proceeds from exercise of common stock options and warrants	5,784,000	105,000	2,776,000
Net cash provided by financing activities	21,703,000	5,004,000	4,003,000

Net increase (decrease) in cash and cash equivalents	11,376,000	1,563,000	1,828,000

Cash and cash equivalents, beginning of period	3,491,000	1,928,000	100,000

Cash and cash equivalents, end of period	$14,867,000	$3,491,000	$1,928,000

Cash paid for interest	$3,000	$137,000	$1,000
Cash paid for income taxes	$5,000	$2,400	$2,400
Non-cash disclosures:
Purchase of Langley PLC shares with common stock	$-	$-	$2,380,000
Payments for patents with common stock	$-	$13,000	$239,000
Conversions of preferred stock to common stock	$17,835,000	$-	$354,000
Common stock issued to acquire assets related to equine feed supplement business	$350,000	$-	$-
Adjustment to allocation of RiceX purchase price of property and equipment	$375,000	$-	$-
Reduce goodwill for RiceX options cancelled	$642,000	$-	$-
Change in fair value of marketable securities	$78,000	$-	$-

The accompanying notes are an integral part of these financials

NUTRACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

General

We are a health-science company focused on the development and distribution of products based upon the use of stabilized rice bran and proprietary rice bran formulations. Rice bran is the outer layer of brown rice which until recently was a wasted by-product of the commercial rice industry. These products include food supplements and medical foods which provide health benefits for humans and animals (known as "nutraceuticals") based on stabilized rice bran, rice bran derivatives and the rice bran oils.

On October 4, 2005, we consummated the acquisition of The RiceX Company (“RiceX”) pursuant to the terms of an Agreement and Plan of Merger, dated April 4, 2005. RiceX survived the merger as a wholly-owned subsidiary of NutraCea. RiceX stockholders received .076799 of NutraCea common stock for each share of RiceX common stock. RiceX shareholders received 28,272,064 shares of NutraCea common stock, valued at $29,120,000 and NutraCea assumed the outstanding RiceX options and warrants to purchase 11,810,496 shares NutraCea common stock, valued at $11,422,000.

In December of 2006, a wholly-owned subsidiary of NutraCea, Nutramercials, became a member of Infomaxx, LLC. Upon formation of the LLC, each party received a 50% voting interest. The purpose of Infomaxx is to create and promote infomercials for the marketing of NutraCea’s and the other member’s products. All product net revenues will be spilt with Nutramercials expecting to receive 55% of net revenues. As of December 31, 2006, $464,042 of assets and $200,000 of liabilities have been included in our audited consolidated balance sheet as a result of determining Informaxx, LLC is a variable interest entity in accordance with FIN 46 (R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”

Due to the acquisition of RiceX, and the subsequent reorganization, NutraCea and its subsidiaries are operating as one segment.

Our corporate offices are located at 1261 Hawk's Flight Court, El Dorado Hills, California 95762. Our corporate offices are scheduled to be moved to Phoenix, Arizona on or about the first week of April 2007 (see Note 9).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of NutraCea and its wholly-owned subsidiaries, NutraCea Technologies Incorporated, NutraGlo® Incorporated, The RiceX Company, as well as Nutramercial’s interest in Infomaxx, LLC (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

Revenue Recognition - We derive our revenue primarily from product sales. Product is shipped when an approved purchase order is received. Products shipped by us are generally sold FOB Origin, with the customer taking title to the product once it leaves our plant via common carrier. At this point, the price to the customer is fixed and determinable, and collectibility is reasonably assured. On occasion, we receive purchase orders for multiple product deliveries. In these situations, each delivery is individually evaluated to determine appropriate revenue recognition. Each delivery is generally considered to be a separate unit of accounting for the purposes of revenue recognition and, in all instances, persuasive evidence of an arrangement, delivery, pricing and collectibility must be determined or accomplished, as applicable, before revenue is recognized. In addition, if the purchase order includes customer acceptance provisions, no revenue is recognized until customer acceptance occurs. Revenue is accounted for at the point of shipment FOB Origin, unless accompanied by a memorandum of understanding detailing the requirement of customer acceptance in order to transfer title, in which case revenue is recognized at the time of such acceptance.

Occasionally, we will grant exclusive use of our labels by customers in specific territories in exchange for a nonrefundable fee. Under EITF 00-21, Revenue Recognition with Multiple Deliverables, each label licensing provision is considered to be a separate unit of accounting. Each grant is then individually evaluated to determine appropriate revenue recognition in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104)), SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. If all criteria are met, revenue is recognized in the period in which the sale occurred and recorded in the financial statements as label fees.

NUTRACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Our royalty fees are generally recognized when it is probable that an economic benefit will flow to us, the amount of the benefit can be reliably measured and collectibility is reasonably assured.

Cash and Cash Equivalents - We consider all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2006, the Company maintains its cash and cash equivalents with a major investment firm and a major bank. At December 31, 2006, we have $1,000,000 in the form of an irrevocable letter of credit for one year as a security deposit for our new corporate headquarters in Phoenix, AZ.

Cash Concentration - We maintain its cash in bank accounts, which at times may exceed federally insured limits. We have not experienced any losses on such accounts.

Short-Term Investments - As part of our cash management program, we maintain a portfolio of commercial paper. The securities are investment grade (AAA) and maturity in thirty days.

Accounts Receivable - Accounts receivable consists of amounts due from customers for product sales, net of an allowance for losses. We determine the allowance for doubtful accounts by reviewing each customer account and specifically identifying any potential for loss. The allowance for doubtful accounts at December 31, 2006 and 2005 is $20,000. Uncollected accounts are written off after the customer has been past due in excess of twelve months. Past due status is determined based on contractual terms. Actual losses related to collection of accounts receivable for the years ended December 31, 2006, 2005 and 2004 were insignificant.

Marketable Securities - Marketable securities are marked to market at each period end. Any unrealized gains and losses on the marketable securities are excluded from operating results and are recorded as a component of Other Comprehensive Income (Loss). If declines in value are deemed other than temporary, losses are reflected in Net Income (Loss).

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market and consists of stabilized rice bran manufactured by RiceX, and nutraceutical products manufactured by NutraCea. We employ a full absorption procedure using standard cost techniques. The standards are customarily reviewed and adjusted annually. While the Company has an inventory of these products, any significant prolonged shortage of these ingredients or of the supplies used to enhance these ingredients could materially adversely affect the Company's results of operations.

Property and Equipment - Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives as follows:

Furniture and equipment	3-7	years
Automobile	5	years
Software	3	years
Leasehold improvements	2.4-7	years
Property and equipment	7-10	years

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

Impairment of Long-Lived Assets - We assess the carrying value of long-lived assets which includes property, plant and equipment, intangible assets and goodwill annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

¡	significant adverse change in legal factors or in the business climate;

NUTRACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

¡	unanticipated competition
¡	a loss of key personnel
¡	significant changes in the manner of our use of the asset;
¡	significant negative industry or economic trends; and
¡	our market capitalization relative to net book value.

Annually and upon the existence of one or more of the above indicators of impairment, we would test such assets for a potential impairment. The carrying value of a reporting unit, including goodwill, is considered impaired when the fair value is less than the asset’s carrying value. In that event, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using quoted market prices and cash flow projections. We have determined that there is no impairment as of December 31, 2006 and 2005.

Patents and Trademarks - In addition to patents filed and acquired directly by the Company, the Company owns several patents, which were acquired from independent third parties and a related party. All costs associated with the patents are capitalized. Patents acquired from related parties are recorded at the carryover basis of the transferor. The Company paid cash as consideration for all patents and trademarks acquired, except the Via-Bran registered trademark, which was acquired for 21,409 shares of common stock valued at $21,000.

In conjunction with the RiceX acquisition, NutraCea has been assigned five U.S. patents relating to the production or use of Nutraceutical or HVF products. The patents include:

(1)	Patent Number 5,512,287 "PRODUCTION OF BETA-GLUCAN AND BETA-GLUCAN PRODUCT," which issued on April 30, 1996;

(2)	Patent Number 5,985,344 "PROCESS FOR OBTAINING MICRONUTRIENT ENRICHED RICE BRAN OIL," which issued on November 16, 1999;

(3)	Patent Number 6,126,943 "METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA, AND ATHEROSCLEROSIS," which issued on October 3, 2000;

(4)	Patent Number 6,303,586 B1 "SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA," which issued on October 15, 2001; and

(5)	Patent Number 6,350,473 B1 "METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA AND ATHEROSCLEROSIS," which issued on February 26, 2002.

We plan to apply for additional patents in the future as new products, treatments and uses are developed.

Patents and trademarks are stated at cost. Amortization is computed on the straight-line method based on estimated useful lives as follows:

Patents (Domestic)	17	years
Patents (International)	20	years
Trademarks (Domestic)	10	years
Trademarks (International)	7	years

Deferred Compensation - Deferred compensation at December 31, 2005 represents the intrinsic value of options previously issued to employees that have not been vested. All such options have vested as of December 31, 2005.

Fair Value of Financial Instruments - The fair value of the Company’s financial instruments approximated carrying value at December 31, 2006, 2005 and 2004. The Company’s financial instruments include cash, marketable securities and accounts receivables for which the carrying value amount approximates fair value due to the short maturity of the instrument.

NUTRACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Research and Development - Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses and allocated facility costs. External expenses consist of costs associated with product development. All such costs are charged to expense as incurred.

Stock and Warrants Issued to Third Parties - If none of the Company’s agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the stock and the portion of the warrants earned from the point in time when vesting of the stock or warrants becomes probable. The fair value of certain types of warrants issued to customers is recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer.

Stock-Based Compensation - Management estimates the fair value of each option award as of the date of grant using a Black-Scholes-Merton option pricing model. Expected volatility is based on the historical volatility of the Company's common stock. The expected term represents the period that the stock-based awards are expected to be outstanding. The risk free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield was not considered in the option pricing formula because the Company has not paid cash dividends historically and had no plans to do so at the grant date. In addition to these assumptions, management makes estimates regarding pre-vesting forfeitures that will impact total compensation expense recognized under the Plan.

As of January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), Accounting for Stock-Based Compensation. Under the provisions of SFAS 123 (R), we are required to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are provided in exchange for the award, known as the requisite service period (usually the vesting period). The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Prior to January 1, 2006, the Company accounted for those insstruments under the recognition and measurement provisions of APB “Opinion” No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation.

We have made the transition to SFAS 123 (R) using the modified prospective method. Under the modified prospective method, SFAS 123 (R) is applied to new awards and to awards modified, repurchased, or cancelled after January 1, 2006.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of January 1, 2006 are being recognized over the period that the remaining requisite services are rendered.  The compensation cost relating to unvested awards at January 1, 2006 is based on the grant-date fair value of those awards. Under this method of implementation, no restatement of prior periods has been made.

As a result of adopting Statement 123 (R) on January 1, 2006, the Company’s net income for the year ended December 31, 2006 is $1,907,711 lower than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the year ended December 31, 2006 would have been $(0.26), if the Company had not adopted Statement 123 (R), compared to reported basic and diluted earnings per share of $(0.29). Diluted earnings per share would not have cha nged. We have not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance. As a result, the implementation of SFAS 123 (R) did not impact the Statement of Cash Flows for the year ended December 31, 2006.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the company’s stock option plans for the years ended December 31, 2005 and 2004. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

NUTRACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	For the years ended December 31,
	2005	2004

Net loss, reported:	$(3,872,000)	$(23,583,000)
Deduct: stock-based compensation expense included in reported net loss,
net of $0 related tax benefits	1,511,000	20,998,000
(Add): stock-based compensation determined under fair value based method for all
awards, net of $0 related tax benefits	(387,000)	(2,372,000)

Pro forma net loss	$(2,748,000)	$(4,957,000)

Basic loss per common share (basic and diluted):
As reported	$(0.10)	$(1.18)

Pro forma	$(0.07)	$(0.25)

Shipping and Handling Expenses - All expenses relating to shipping and handling are expensed and reported as selling expenses.

Advertising Expense - The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for 2006, 2005 and 2004 was $307,000, $8,000 and $22,000, respectively.

Income Taxes - The Company accounts for its income taxes by recording a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards. A valuation allowance is established, when necessary, to reduce that deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized.

Net Income (Loss) per Common Share - Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants.  Potentially dilutive shares are excluded from the computation if their effect is antidilutive.  We had a net loss for 2005 and 2004 presented herein; therefore, none of the stock options and warrants outstanding during each of the periods presented, as discussed in Notes 12 and 13, were included in the computation of diluted loss per share as they were antidilutive.  For 2006, the dilutive effect of 5,873,738 net share outstanding options, 14,666,449 net share outstanding warrants, 940,000 convertible Series B preferred stock, and 6,430,368 convertible Series C preferred stock is calculated using the treasury stock method. Additionally, 2,083,114 net shares outstanding warrants and options there is no dilutive effect because the average market price of the common stock during the period is less than the exercise price of the warrants and options for 2006.

Estimates -The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk and Major Customers - On August 24, 2005, NutraCea signed an agreement with a direct response marketing company to market and sell products through infomercials. The agreement is for two years and may be extended for an additional year. The agreement covers pricing of specific products at wholesale prices which will be private labeled for direct sale by the marketing company. During the term of the agreement, NutraCea will not sell its products through any other infomercials so long as the marketing company maintains minimum quarterly orders beginning October 1, 2005 of $500,000. Additionally, NutraCea granted the company an option to purchase 250,000 shares of restricted common stock at a price of $1.275 per share. The options vest 50,000 shares upon payment in full of the contract quarter minimum purchase orders during the term of the agreement. At December 31, 2006, 100,000 options are fully vested. For the year ended December 31, 2005, sales to this customer totaled $3,013,000 or 54% of total sales and receivables were $1,910,000, or 76% of total receivables. For the year ended December 31, 2006, sales to this customer totaled $8,057,000 or 48% of total sales and receivables were $3,516,000, or 49% of total receivables.

NUTRACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Reclassifications - Certain reclassifications have been made to the prior year statement of operations to conform to the current year presentation.

Recently Issued Accounting Pronouncements - In June 2006, the FASB issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company has determined that there is no impact in adopting FIN 48.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires companies to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for the first fiscal year ending after November 15, 2006. The impact of adopting SAB 108 is in Note 3.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”, (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not determined the effect that the adoption of FAS 157 will have on our consolidated results of operations, financial condition or cash flows.

NOTE 3 - IMPLEMENTATION OF STAFF ACCOUNTING BULLETIN NO. 108

In preparing the financial statements for the year ended December 31, 2006, we undertook an evaluation of uncorrected misstatements arising in prior years for the purpose of implementing Staff Accounting Bulletin No. 108 (SAB 108). We identified an uncorrected misstatement arising 2004, which at the time was considered to be immaterial relative to the net loss incurred for the period. We believe that this uncorrected misstatement resulted from the incorrect classification and recording of an investment's decline in market value as a temporary impairment with a corresponding increase in other comprehensive loss. In accordance with the provisions of SAB 108, we have decreased accumulated other comprehensive loss at January 1, 2006 by $2,090,000 and we have increased our accumulated deficit at January 1, 2006 by $2,090,000 to recognize the other than temporary nature of the investment impairment.

NUTRACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4 - MARKETABLE SECURITIES

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

As of December 31, 2006, the NutraCea shares had not lost any value. However, the Langley shares are marked down to their fair market value of $368,000. At December 31, 2005, the Langley shares were valued at their fair market value of $290,000.

Any unrealized holding gains and losses on the marketable securities are excluded from operating results and are recognized as other comprehensive income. The fair value of the securities is determined based on prevailing market prices

On September 8, 2006, the Company filed a complaint in the United States District Court for the Eastern District of California, Sacramento Division, against Langley for, among other causes of action, securities fraud, breach of contract and rescission relating to this transaction, The company also filed a placeholder complaint in the State of New York to preserve its rights relative to venue and jurisdictional issues. The Company is seeking rescission of the Stock Purchase Agreement and return of all of the Company’s shares issued to and held by Langley, in addition to injunctive relief to prevent the transfer of the shares held by Langley. The Company is also seeking compensatory damages representing the loss in value as well as attorneys’ fees and costs incurred in the litigation.

On March 27, 2007, NutraCea and Langley settled this matter. Pursuant to the settlement, NutraCea will receive $1,250,000 from Langley and NutraCea will retain all 1,272,026 shares of Langley common stock.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2006	2005

Land	$9,000	$5,000
Furniture and equipment	916,000	697,000
Automobile	73,000	73,000
Software	389,000	367,000
Leasehold improvements	430,000	396,000
Property and plant	4,197,000	4,511,000
Construction in progress	4,392,000	0
Subtotal	10,406,000	6,049,000
Less accumulated depreciation	1,445,000	556,000
Total	$8,961,000	$5,493,000

Depreciation expense was $839,000, $241,000 and $315,000 for 2006, 2005 and 2004 respectively.

NUTRACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 6 - PATENTS AND TRADEMARKS

Patents and trademarks consisted of the following at December 31:

	2006	2005

Patents	$2,540,000	$2,457,000
Trademarks	2,787,000	80,000
Subtotal	5,327,000	2,537,000
Less Accumulated Amortization	430,000	119,000
Total	$4,897,000	$2,418,000

Amortization expense was $302,000 and $70,000 for 2006 and 2005, respectively. Amortization expense for the next five years will be approximately $1,555,000.

NOTE 7 - NOTES RECEIVABLE

At December 31, 2006, we have seven secured promissory notes outstanding to the Company with an aggregate amount of $2,376,000, $1,694,000 reported as current and $682,000 reported as long-term. These secured promissory notes bear interest at annual rates of either five (5%) or eight (8%) with the principals and all accrued interest due and payable to us at dates ranging from February 2007 to October 2012.

We determined the note receivable of 5% to bear an interest rate that is lower than the current market rate. Therefore, we have recorded a discount on this note of $5,500, assuming market rate of 8.5%, and is accreting this discount using the effective interest method over the life of the note.

NOTE 8 - NOTES PAYABLE

In December 2004 we executed three promissory notes to third party investors totaling $2,400,000. The notes were for a one year term, bear interest at 7% interest compounded quarterly and were secured by all of our assets. The holders were issued warrants to purchase a total of 2,400,000 shares of our common stock at an exercise price of $0.30 per share. The warrants are immediately exercisable and expire in seven years from the date of issuance. A discount on the debt of $786,000 was recorded for these warrants and was being amortized over the life of the notes. At October 4, 2005, the principle and interest on the three promissory notes were paid in full.

NOTE 9 - INCOME TAXES

Income tax expense is reported in selling, general and administrative expenses and consists of $5,000, $2,400 and $2,400 for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2006	2005
Net operating loss carryforward	$14,860,000	$10,330,000
Marketable securities	801,000	833,000
Stock options and warrants	-	587,000
Other	39,000	14,000
Intangible assets	(275,000)	10,000
Property and equipment	(1,341,000)	(1,790,000)
	14,084,000	9,984,000
Less valuation allowance	(14,084,000)	(9,984,000)
	$-	$-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2006 and 2005, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2006, net operating loss carryforwards were approximately $25,018,000 for federal tax purposes that expire at various dates from 2011 through 2020 and $12,230,000 for state tax purposes that expire in 2010 through 2015.

NUTRACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company has an income tax benefit of $14,100,000 resulting from the exercise of options and warrants during 2006. This benefit can only be recognized if the net operating losses are used in future periods or if net operating losses expire and will be recorded in equity.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations. The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34%) to income taxes as follows for the year ended December 31:

	2006	2005	2004

Income tax expense (benefit) at federal statutory rate	$541,000	$(1,316,000)	$(8,017,000)
Increase (decrease) resulting from:
State franchise tax expense (benefit), net of federal tax effect	92,000	(224,000)	(1,368,000)
Change in valuation allowance	(608,000)	(3,202,000)	8,584,000
Other, net	(25,000)	32,000	801,000
RiceX acquisition	-	4,710,000	-

	$-	$-	$-

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Employment contracts

Minimum future payments for key employees as of December 31are as follows:

2007	$1,126,000
2008	272,000
Total	$1,398,000

Generally, if we terminate these agreements without cause or the employee resigns with good reason, as defined, we will pay the employees' salaries, bonuses, and benefits payable for the remainder of the term of the agreements.

Leases

We lease our office, laboratory and warehouse space in El Dorado Hills, California under a lease agreement with Roebbelen that expires in February 2007 and requires monthly payments of $6,442. We also lease warehouse spaces in West Sacramento, California which expire in July of 2007 for $5,440 per month. RiceX leases office space in Burley, Idaho at a rate of $550 per month, expiring in May of 2009.

On November 14, 2006, NutraCea signed a 63-month lease with Transwestern for 26,147 square fee of office space at 5090 North 40th Street, Phoenix, Arizona in anticipation of moving our corporate headquarters to Phoenix, Arizona in early 2007. The monthly lease payments escalate from $58,830.75 to $67,546.42 during the lease term.

NUTRACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Future minimum payments under these leases at December 31, 2006 were as follows:

Year Ending December 31,

2007	$605,000
2008	729,000
2009	750,000
2010	775,000
2011	801,000
2012	371,000
Total	$4,031,000

Rent expense was $124,000, $111,000 and $65,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Litigation

On July 16, 2002, the Company was summoned to answer a Complaint filed by Faraday Financial, Inc. (“Faraday”) in District Court, County of Salt Lake, Utah (Case No. 020906477). The Complaint alleges that the Company issued convertible promissory notes totaling $450,000 and a promissory note totaling $50,000. On December 13, 2001, Faraday entered into a settlement agreement with the Company, whereby Faraday agreed to cancel the promissory notes in exchange for 735,730 shares of preferred stock. Faraday claims that the settlement agreement required that the Company effect a registration statement covering the preferred stock by June 30, 2002, which the Company failed to do, and demands the Company immediately forfeit to Faraday 735,730 shares of common stock owned by the Chief Executive Officer of the Company. Faraday has filed its fourth claim for relief for a judgment against the Company for $500,000, plus accrued, but unpaid interest, attorneys’ fees and costs, and other such costs. A Settlement Agreement was executed on December 10, 2003. In consideration for the mutual releases, Faraday converted 735,730 preferred into 735,730 common shares and $90,000 of accrued preferred dividends into 1,201,692 common shares. Within the next year, if Faraday cannot realize $552,000 and approximately $10,000 in legal expenses from the sale of the common shares, NutraCea will make up any deficiency. If stock sale exceeds $562,000, Faraday is entitled to keep any excess. Subsequent to December 31, 2003, the Company issued an additional 250,000 shares to Faraday. Concurrently, with the executed Settlement Agreement, a joint stipulated motion to stay all proceedings was filed with the Court. After all the above conditions are met, if Faraday has not lifted the stay within 18 months of December 10, 2003, NutraCea shall deliver to Faraday an executed stipulation for dismissal with prejudice of the Complaint and Counterclaim. In 2005, we issued the final 97,000 shares, valued at $98,000, to Faraday to settle in full the executed Settlement Agreement.

NutraCea commenced a lawsuit on September 8, 2006 against Langley Park Investments, PLC, a United Kingdom Corporation (“Langley”) in the United States District Court for the Eastern District of California, Sacramento Division. The factual basis underlying that case involved a private-placement transaction in which NutraCea exchanged 7 million restricted shares of its common stock for 1,272,026 ordinary shares of Langley common stock (the “Langley Shares”), half of which were immediately saleable by NutraCea and half of which were placed in escrow subject to certain conditions. After the commencement of the litigation, the parties entered into a Pre-Settlement/Escrow Agreement, pursuant to which they agreed that the proceeds from Langley’s sale of certain NutraCea shares, totaling $2.5 million, would be deposited into an escrow account. The matter has now been settled. Pursuant to the settlement, NutraCea will receive $1.25 million from the $2.5 million held in escrow (Langley will receive the remainder), and NutraCea will retain all of the Langley Shares.

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

NOTE 11- THE RICEX ACQUISITION

NUTRACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On October 4, 2005, NutraCea merged with RiceX. The stockholders of RiceX received 28,272,064 shares of NutraCea common stock in exchange for 100% of the shares of RiceX common stock, and NutraCea assumed the outstanding options and warrants to purchase 11,810,496 shares of RiceX common stock.

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

The acquisition was accounted for using the purchase method of accounting. The purchase price allocation included within these Consolidated Financial Statements is based on a purchase price of $40,542,000 calculated as follows:

NutraCea shares issued	28,272,064
Price per share (NutraCea closing price, October 4, 2005)	$1.03
Aggregate value of NutraCea common stock consideration	$29,120,000
Value of the RiceX warrants and options assumed	11,422,000

Total consideration	$40,542,000

Fair value of identifiable net assets acquired:
Estimate of fair value adjustment of property, plant and equipment	$5,600,000
Acquired other net tangibles assets	611,000
Estimate of fair value adjustment of RiceX intellectual property	2,000,000
Goodwill	32,331,000
Total	$40,542,000

The purchase price allocation is based on estimates and assumptions. This information is presented for informational purposes only.

NUTRACEA AND SUBSIDIARIES
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

Unaudited Pro Forma Condensed Combined Consolidated
Statement of Operations
Year Ended December 31, 2005

	HISTORICAL		PRO FORMA
Income Statement	NutraCea	RiceX	Adjustment		Combined

Revenues
Net sales	$4,569,000	$3,838,000	$(325,000)	(a)	$8,082,000

Total Revenues	$4,569,000	$3,838,000	$(325,000)		$8,082,000

COGS	$2,523,000	$1,533,000	$(325,000)	(b)	$3,731,000

Gross Profit	$2,046,000	$2,305,000	$-		$4,351,000,

Sales, General and Administrative	$2,853,019	$5,085,000	$(55,000)	(c)	$7,883,019
Research and Development	$262,000	$267,000			$529,000
Stock Option and Warrant Expense	$1,511,000	$-			$1,511,000
Investor Relations	$-	$41,000			$41,000
Professional Fees	$109,000	$914,029			$1,023,029
Loss From Operations	$(2,689,019)	$(4,002,029)	$(55,000)		$(6,636,048)

		$-	$-		$-
Interest Income		$10,000	$-		$10,000
Interest Expense	$(878,000)				$(878,000)
Provision for income tax	$-	$(2,000)			$(2,000)
Total other income (expense)	$(878,000)	$8,000	$-		$(870,000)

Net Loss	$(3,567,019)	$(3,994,029)	$55,000		$(7,506,048)

Cumulative Preferred dividends	$-	$-			$-

Net Loss Available to Common Shareholders	$(3,567,019)	$(3,994,029)	$55,000		$(7,506,048)

Basic and Diluted Loss per share	$(0.10)		(0.01)		$(0.11)

Basic Shares Outstanding	38,830,015		28,272,064	(d)	67,102,079

(a) Represents the elimination of intercompany sales
(b) Represents the elimination of intercompany cost of sales
(c) Represents the elimination of intercompany rent expense of sublease
(d) Represents the net change in total combined common stock outstanding

NUTRACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 12 - PREFERRED AND COMMON STOCK

Convertible, Redeemable Series A Preferred Stock

Our Series A preferred stock was convertible at the option of the holder at $1 per share into our common stock, subject to certain anti-dilution provisions. In addition, the Series A preferred stock will automatically convert into common stock in the event of a qualified public trading benchmark, which is defined as (i) the common stock is listed on a national exchange at twice its conversion price or (ii) the common stock is quoted on the over-the-counter bulletin board at an average bid price of at least $1.25 per share over any 30-day trading period. At December 31, 2004, all the outstanding preferred stock was either repurchased or converted under option (ii) above.

During the year ended December 31, 2004, we:

Repurchased 130,000 shares of preferred stock for $130,000;

Converted 540,000 shares of preferred stock into 630,000 shares of common stock valued at $348,000; and,

Issued 5,759 shares of common stock in payment of preferred stock dividends due in the amount of $6,000.

Convertible, Series B Preferred Stock

On October 4, 2005, certain investors purchased an aggregate of 7,850 shares of Series B Convertible Preferred Stock at a price of $1,000 per share pursuant to the Purchase Agreement. The preferred shares can be converted to shares of common stock at a conversion rate of 2,000 shares of common stock for each preferred share issued in the transaction. Additionally, pursuant to the Purchase Agreement, the investors were issued warrants to purchase an aggregate 7,850,000 shares of common stock at an exercise price of $0.70 per share, valued at $7,690,000. The warrants have a term of five years and are immediately exercisable.

An advisor for the financing received a customary fee based on aggregate gross proceeds received from the investors and a warrant to purchase 1,099,000 shares of common stock at an exercise price per share of $0.50 per share valued at $1,086,000.

During the year ended December 31, 2006, fourteen Series B shareholders converted 7,380 shares of preferred stock into 14,760,000 shares of common stock. The preferred shares converted at a conversion rate of 2,000 shares of common stock for each preferred shares.

Convertible, Series C Preferred Stock

On May 12, 2006, we sold an aggregate of 17,560 shares of our Series C Convertible Preferred Stock at a price of $1,000.00 per share in connection with a private placement for aggregate gross proceeds of approximately $17,560,000 ($15,934,000 net after offering and related expenses). The Series C preferred shares can be converted to shares of our common stock at a conversion rate of approximately 1,176 shares of common stock for each preferred share. Additionally, the investors were issued warrants to purchase an aggregate of 10,329,412 shares of our common stock at an exercise price of $1.35 per share. The warrants have a term of five years and are immediately exercisable.

Halpern Capital, Inc. acted as advisor and placement agent for the financing and received a customary fee based on aggregate gross proceeds received from the investors and a warrant to purchase 500,000 shares of NutraCea’s common stock at an exercise price per share of $1.35. The warrants have a five-year term and are immediately exercisable.

During the year ended December 31, 2006, thirty Series C Shareholders converted 12,092 shares of preferred stock into 14,225,854 shares of common stock. The preferred shares converted at a conversion rate of 1,176 shares of common stock for each preferred shares.

Common Stock

NUTRACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On March 25, 2004, we established the NutraCea Patent Incentive Plan, which grants 15,000 shares of common stock to each named inventor on each granted patent, which is assigned to NutraCea. Under the terms of this plan during the year ended December 31, 2004, NutraCea issued 180,000 shares of common stock valued at $239,000. During the year ended December 31, 2005, the Company issued 30,000 shares of common stock valued at $13,000.

During the year ended December 31, 2004, we:

Issued 280,000 shares of common stock to two consultants in settlement of contractual agreements valued at $478,000;

Issued 5,500,000 shares of common stock valued at $8,360,000 to Patricia McPeak, our former Chief Executive Officer for services and cancellation of indebtedness;

Repurchased 344,956 shares of common stock valued at $230,000 from Patricia McPeak the former Chief Executive Officer of NutraCea pursuant to a repurchase agreement;

Converted preferred dividends in the amount of $6,000 into 5,759 shares of common stock;

Issued 3,767,950 shares of common stock to consultants for services rendered valued at $2,542,000;

Issued 640,000 shares of common stock to officers and directors for services rendered valued at $928,000;

Issued 168,626 shares of common stock to vendors in payment of accounts payable totaling $58,000;

Issued 6,579,323 shares of common stock pursuant to the exercise of stock options for cash totaling $2,776,000; and

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

During the year ended December 31, 2005, we:

Issued 1,904,805 shares of common stock to seven consultants for services rendered, valued at $907,000;

Issued 70,000 shares of common stock to two officers and directors, valued at $30,000;

Issued a total of 30,000 shares of common stock to two consultants under the Patent Incentive Plan, valued at $13,000; and

NUTRACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Issued 97,000 shares of common stock, valued at $98,000, to Faraday, which was the last required payment to Faraday under the Settlement Agreement dated December 10, 2003.

During the year ended December 31, 2006, we:

Issued 29,999 shares of common stock to a consultant for services rendered, valued at $30,000;

Issued 1,742,723 shares of common stock for the cashless exercise of options/warrants.

NOTE 13 - STOCK OPTIONS AND WARRANTS

Expense for stock options and warrants issued to consultants is calculated at fair value using the Black-Scholes valuation method.

On October 31, 2003, the Board of Directors approved and adopted the 2003 Stock Compensation Plan and authorized the President of the Company to execute a registration statement under the Securities Act of 1933 for 10,000,000 shares of common stock. As of December 31, 2005, 9,966,208 shares of common stock and no options have been granted under the 2003 Stock Compensation Plan. As of December 31, 2006, 9,996,207 shares of common stock and no options have been granted under the 2003 Stock Compensation Plan.

The expense, if any, of stock options issued to employees is recognized over the shorter of the term of service or vesting period. The expense of stock options issued to consultants or other third parties are recognized over the term of service. In the event services are terminated early or no specific future performance is required by the Company, the entire amount is recognized.

During the year ended December 31, 2004, we:

Issued 6,998,493 warrants with exercise prices between $0.001 and $5.00 per share to consultants, which were valued at $7,762,000, which expire at varying times between six months and five years;

Issued 25,000 employee stock options with an exercise price of $0.20, which expire in five years;

Issued 8,000,000 stock options to two officers with an exercise price of $0.30, expiring in 10 years, valued at $800,000; and

Issued 2,400,000 warrants with an exercise price of $0.30, in conjunction with notes payable issued by us during the quarter. The warrants are immediately exercisable and expire seven years from the date of issuance. A total of $786,000 of accrued debt discount expense was recorded relating to the issue of these warrants and was amortized over the term of the notes payable.

During the year ended December 31, 2005, we:

NUTRACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Assumed 11,810,496 options and warrants with exercise prices between $0.15 and $1.66 per share relating to the acquisition of RiceX. The warrants expire at varying times between 9 months and 10 years;

Issued 1,305,000 options and warrants to purchase common stock to ten consultants valued at $349,000; The warrants expire from three-five years, and have exercise prices between $0.30 and $1.275 per share;

Issued 1,099,000 warrants to purchase common stock, valued at $1,086,000, for commissions to the underwriter relating to the private placement of Series B preferred stock. The warrants have an exercise price of $0.50 and expire in five years;

Issued 7,850,000 warrants to purchase common stock to 17 investors in conjunction with the Series B preferred stock private placement, valued at $7,690,000, exercisable for $0.70 and expiring in five years;

Issued 2,200,000 options to 3 employees, which are exercisable between $0.30 and $0.46 per share, expiring in ten years;

Exercised 531,000 options and warrants for common stock for cash in the amount of $105,000; and,

Issued 66,666 shares of common stock in exchange for 100,000 options and warrants for a cashless exercise.

During the year ended December 31, 2006, we:

Issued 17,560 shares of our Series C Convertible Preferred Stock at a price of $1,000 per share in connection with a private placement for aggregate gross proceeds of approximately $17,560,000 ($15,934,000 net, after offering and related expenses).

Issued 10,329,411 warrants to purchase common stock to 33 investors in conjunction with the series C preferred private placement, valued at $13,524,000, immediately exercisable for $1.35 and expiring in five years;

Issued 500,000 warrants to purchase common stock, valued at $655,000, for commissions relating to private placement of series C preferred stock. The warrants are immediately exercisable at $1.35 and expire in five years;

Issued a total of 1,600,000 options to purchase common stock to 17 employees, non-employee directors and a medical advisor to the board of directors, vesting from immediately to 2 years, expiring in 3-10 years, with exercise prices of $1.00 to $2.50 per share;

Issued a total of 700,000 warrants to purchase common stock to 12 consultants, vesting from immediately to performance contingencies, expiring in 3-4 years, with exercise prices of $1.00 to $2.40 per share;

Canceled and/or expired 869,150 options and warrants, including 626,030 RiceX options.

Exercised 5,635,064 options and warrants for common stock for cash in the amount of $5,784,000; and

Issued 1,842,723 shares of common stock in exchange for 2,520,000 options and warrants for a cashless exercise.

Issued 297,108 shares of common stock in connection with our equine feed assets purchase, valued at $350,000;

Issued 5,635,064 shares of common stock for the exercise of options and warrants for cash in the amount of $5,784.000;

NUTRACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company’s stock options and warrants outstanding, exercisable, exercised and forfeited are as follows:

	Options		Warrants
	Employee, Directors		Consultants, Investors
	Weighted		Weighted
	Average		Average
	Exercise	Number of	Exercise	Number of
Stock option and warrant transactions:	Price	shares	Price	shares

Outstanding balance January 1, 2004	$0.56	764,700	$0.98	3,196,819
Granted	$0.30	8,025,000	$0.62	9,598,493
Expired or canceled	$-	-	$4.94	(220,833)
Exercised	$0.01	(500,000)	$0.43	(6,479,323)
Outstanding balance December 31, 2004	$0.34	8,289,700	$0.85	6,095,156
Exercisable balance December 31, 2004	$0.34	8,289,700	$0.85	5,846,156

Outstanding balance January 1, 2005	$0.34	8,289,700	$0.85	6,095,156
Granted	$0.31	2,200,000	$0.67	10,554,000
Expired or canceled	$-	-	$0.01	(135,004)
Exercised	$-	-	$0.12	(531,000)
Assumed	$0.36	8,047,765	$0.69	3,762,742
Outstanding balance December 31, 2005	$0.34	18,537,465	$0.75	19,745,894
Exercisable balance December 31, 2005	$0.35	16,837,465	$0.74	19,115,894

Outstanding balance January 1, 2006	$0.34	18,537,465	$0.75	19,745,894
Granted	$1.36	1,600,000	$1.35	11,629,411
Expired or canceled	$0.32	(693,244)	$0.54	(175,906)
Exercised	$-	-	$0.65	(8,155,064)
Outstanding balance December 31, 2006	$0.43	19,444,221	$1.03	23,044,335
Exercisable balance December 31, 2006	$0.35	17,589,504	$1.01	22,443,726

NUTRACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company determines fair value at grant date using the Black-Scholes option pricing model that takes into account the stock price at the grant date, the exercise price, and the expected life of the option, the volatility of the underlying stock and the expected dividend yield and the risk-free interest rate over the expected life of the option.

The weighted average assumptions used in the pricing model are noted in the table below. The expected term of options is derived using the simplified method, which is based on the average period between vesting term and expiration term of the options. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of the Company’s stock over a period commensurate with the expected term of the options. The Company believes that historical volatility is indicative of expectations about its future volatility over the expected term of the options.

For options granted after January 1, 2006, and valued in accordance with FAS 123R, the Company expenses the fair value of the option on a straight-line basis over the vesting period for each separately vesting portion of the award. The Company estimates forfeitures and only recognizes expense for those shares expected to vest. Based upon historical evidence, the Company has determined that an expected forfeitures rate ranging from 5% to 10%.

In the years ended December 31, 2005 and 2004, the fair value of compensation expense relating to non-employees stock option grants was estimated on the date of the grant in accordance with FAS123, using The Black-Scholes option-pricing model and the following weighted average assumptions:

	2006	2005	2004
Weighted average fair value of options granted	$1.35	$.54	$.69
Risk-free interest rate (2005 & 2004)		2.0%	2.0%
Federal reserve treasury rates (2006)	3.83-5.08%
Expected life (years)	2-5	2-10	3-8
Expected volatility	124-305%	112-166%	77-251%
Expected dividends	0	0	0

NUTRACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A summary of option activity under our equity-based compensation plans as of December 31, 2006, and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at January 1 , 2006	38,283,359	$0.55	4.99	$7,556,000
Granted	13,229,411	$1.35
Exercised	8,155.064	$0.65
Forfeited/Expired	869,150	$0.36

Outstanding at December 31, 2006	42,488,556	$0.76	4.86	$79,111,000

Exercisable at December 31, 2006	40,033,230	$0.72	4.35	$74,147,000

Shares issued to non-employees reflected in the table above include 19,745,894 outstanding at January 1, 2006, 11,629,411 granted, 175,906 forfeited or canceled, and 8,155,064 exercised during the year ended December 31, 2006, resulting in 23,044,335 shares outstanding and 22,443,721 exercisable at December 31, 2006.

The weighted-average grant-date fair value of options granted during 2006 was $1.35. The weighted-average grant-date fair value of options calculated in accordance with FAS 123 granted during 2005 and 2004 was $0.67 and $0.47, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $6,329,380, $575,364, and $1,297,178 respectively. The total fair value of options vested during the years ended December 21, 2006, 2005, and 2004 was $733,000, $479,000, and $7,762,000, respectively.

NUTRACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Non-vested shares relating to non-employees reflected include 630,000 shares outstanding at January 1, 2006, 432,500 shares granted, 181,886 vested shares, 280,000 forfeited or expired shares during the year ended December 31, 2006, resulting in 600,614 non-vested shares outstanding at December 31, 2006.

As of December 31, 2006, there was $1,799,000 of total unrecognized compensation cost related to non-vested options granted under the plans. That cost is expected to be recognized over a weighted average period of one year.

Cash received from warrant and stock options exercises for the years ended December 31, 2006, 2005, and 2004 was $5,784,000, $105,000, and $2,776,000, respectively.

There is no tax effect on the exercise of options in the statement of cash flows because the Company has a full valuation allowance against its deferred income tax assets.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the Company’s recorded stock-based compensation expense could have been materially different from that previously reported in proforma disclosures. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.

NOTE 13 - RELATED PARTY TRANSACTIONS

In November 2004, the Board of Directors resolved to purchase a new automobile valued at $73,000 for use by Patricia McPeak, the former Chief Executive Officer. Ms. McPeak waived a car allowance in exchange for use of the automobile.

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

In the first quarter of 2005, 70,000 shares of common stock, valued at $30,000, were issued to two directors.

In April 2005, a direct response marketing company agreed to compensate our former Chief Executive Officer, Patricia McPeak, whereby she will receive a royalty per unit sold resulting from infomercials that will demonstrate specific products of ours. Pursuant to this agreement, Ms. McPeak should have earned approximately $1,176,000 and $270,000 in 2006 and 2005, respectively from this direct marketing company. The agreement provides for royalty payments to be made for two years by the direct response marketing company and is not an obligation of ours.

In February 2006, we issued a warrant to purchase 100,000 shares of common stock to a member of our Board of Directors for services rendered. The warrant expires in five years, has an exercise price of $1.00 per share, and was charged to stock, stock option and warrant expense in the amount of $100,000.

In May 2006, we issued to each of our six non-employee directors an option to purchase 35,000 shares (totaling 210,000 option shares). The options expire in ten years, have an exercise price of $1.14 per share, vest on a twelve-month prorated basis and were charged to stock, option and warrant expense in the amount of $119,000 for the year ending December 31, 2006.

NUTRACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In May 2006, we issued 381,996 shares of common stock to a customer in an asset purchase agreement related to their trademarks associated with the equine market valued at $450,000.

In December 2006, we issued 75,000 warrant shares of common stock to a member our limited liability company, contingent upon certain performance. A portion of these warrants were deemed to be probable of vesting. The value of the 25,000 probable vesting warrant shares was $16,000 and had an exercise price of $2.38. They will expire in December of 2009.

NOTE 14 - 401(K) PROFIT SHARING PLAN

At the time of the merger with RiceX, we adopted RiceX’s 401(k) profit sharing plan (the "Plan") for the exclusive benefit of eligible employees and their beneficiaries. Substantially all employees are eligible to participate in the Plan. Safe harbor contributions to the Plan are a mandatory 3% of the qualified employees' gross salary, whether or not the employee is a participant in the Plan. Also, in addition to any safe harbor contributions, the Company may contribute to the Plan matching contributions, discretionary profit sharing contributions and Qualified Non-Elective Contributions. For 2006, 2005 and 2004, we made matching contributions of $69,000, $41,000 and $16,000 respectively.

NOTE 15 - SUBSEQUENT EVENTS

Preferred Stock Conversion

In January of 2007, three Series B shareholders converted 250 shares of preferred stock into 500,000 shares of common stock at a rate of 1 preferred share to 2,000 common shares.

In January of 2007, fourteen Series C shareholders converted 1,266 shares of preferred stock into 1,488,816 shares of common stock at a rate of 1 preferred share to 1,176 common shares.

In February of 2007, one Series B shareholder converted 220 shares of preferred stock into 440,000 shares of common stock at a rate of one preferred share to 2,000 common shares.

In February of 2007, three Series C shareholders converted 4,200 shares of preferred stock into 4,941,175 shares of common stock at a rate of one preferred share to 1,176 common shares.

At March 2, 2007, the number of Series B preferred Stock outstanding was zero and the number of Series C Preferred outstanding was two.

Note Receivable

On February 6, 2007, we signed with the direct response marketing company, the Eighth Amendment to the Private Supply and Strategic Alliance Agreement, dated August 24, 2005. The parties agreed to consolidate the terms of payment under this agreement and a Promissory Note into a single Restated Promissory Note in the amount of $3,966,000, at an annual rate of 7% payable over a period of approximately one year. The note is current with payments as scheduled.

Private Placement

On February 16, 2007 we sold an aggregate of 20,000,000 shares of our common stock at a price of $2.50 per share in connection with a private placement for aggregate gross proceeds of $50,000,000. Additionally, the investors were issued warrants to purchase an aggregate of 10,000,000 shares of our common stock at an exercise price of $3.25 per share. The warrants have a term of five years and are immediately exercisable.

Rodman & Renshaw, LLC acted as advisor and placement agent for the financing and received a 6% cash-fee based on aggregate gross proceeds received from the investors, and reasonable expenses. They also received warrants to purchase 6% of the aggregate number of shares placed in the Offering, at an exercise price per share of $3.25. The warrants have a five-year term and are immediately exercisable.

Warrants Exercised

In January of 2007, we issued 75,000 warrants to purchase common stock to one individual at an exercise price of $2.38, expiring in 3 years, vesting after March 31, 2007, and valued at $130,000. Also, five warrant holders exercised 477,547 common shares for cash in the amount of $374,000.

Also in February, 2007, 25 warrant holders exercised 2,544,412 common shares for cash in the amount of $2,975,000.

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

NUTRACEA AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$3,782,000	$4,166,000	$4,946,000	$5,196,000
Operating income (loss)	(254,000)	290,000	460,000	552,000
Net income (loss)	(233,000)	399,000	641,000	778,000
Basic net income (loss) per common share	0.00	0.01	0.01	0.01
Diluted net income (loss) per common share	0.00	0.01	0.01	0.01

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$459,000	$299,000	$302,000	$4,504,000
Operating income (loss)	(643,000)	(1,658,000)	(801,000)	108,000
Net Income (loss)	(865,000)	(1,810,000)	(1,036,000)	(161,000)
Basic net income (loss) per common share	(0.02)	(0.05)	(0.03)	0.00
Diluted net income (loss) per common share	(0.02)	(0.05)	(0.03)	0.00

The quarterly presentation is made because of the 2005 fourth quarter significant event, merger with The RiceX Company. Quarter information for 2005 represent four quarterly performance for NutraCea and one quarter performance for The RiceX Company.

NOTE 17 - GEOGRAPHIC OPERATIONS

For purposes of geographic reporting, revenues are attributed to the geographic location of the sales organization. The following table presents net revenues and long-lived assets by geographic area:

Fiscal Year Ended December 31,	2006	2005	2004

Net revenue from customers:
United States	$17,748,000	$5,545,000	$1,010,000
International	342,000	-	-

Total reveunes	$18,090,000	$5,545,000	$1,010,000
Property, plant and equipment, net:
United States	$8,961,000	$5,493,000	$120,000
Other countries	-	-	-

Total property, plant and equipment	$8,961,000	$5,493,000	$120,000