Form 10-K/A
period 2006-12-31
NUTRACEA
filed 2007-04-30
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 0-32565

NUTRACEA
(Exact name of registrant as specified in its Charter)

California	87-0673375
(State of Incorporation)	(I.R.S. Employer Identification No.)

5090 North 40th Street, Fourth Floor Phoenix Arizona	85018
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (602) 522-3000

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

EXPLANATORY NOTE

NutraCea is filing this Amendment No. 1 to the company’s annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007 (the “2006 Form 10-K”).  The purpose of this amendment is to include information in Part III that was incorporated by reference from the Proxy Statement for the 2007 Annual Meeting of Stockholders in the original filing on April 2, 2007.  Items 10, 11, 12, 13, and 14  of the 2006 Form 10-K are hereby amended and restated in their entirety as follows.  Item 15 to the 2006 10-K is hereby amended to add the exhibits listed thereunder.

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

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Board of Directors is currently comprised of seven member.  The term of office of each person elected as a director will continue until the next annual meeting of shareholders or until his or her successor has been elected and qualified.  The names, the ages as of March 2, 2007 and certain other information about our directors are set forth below:

Name	Age	Position

Bradley D. Edson	47	Chief Executive Officer, President and Director
David Bensol (1)(2)(3)	51	Director and Chairman of the Board
James C. Lintzenich (1)(2)	53	Director
Edward L. McMillan (1)(3)	61	Director
Patricia McPeak	66	Director
Steven W. Saunders	51	Director
Kenneth L. Shropshire (2)(3)	52	Director
_____________

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating/Governance Committee.

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

David Bensol, has served as one of our directors since March 2005. Mr. Bensol currently is President of Bensol Realty Corp and a management consultant. Mr. Bensol was the former CEO of Critical Home Care, which recently merged with Arcadia Resources, Inc. (AMEX: KAD) Mr. Bensol was the Executive Vice President and Director of Arcadia Resources from May 2004 until his resignation from those positions in December 2004. In 2000, Mr. Bensol founded what eventually became Critical Home Care, through a series of acquisitions and mergers. From 1979 to 1999 Mr. Bensol founded several public and private companies which became industry leaders in the areas of home medical equipment providers, acute care pharmacy providers and specialty support surface providers. Mr. Bensol received a BS Pharm. from St. Johns University, New York, and became a registered pharmacist in 1978.

James C. Lintzenich, has served as one of our directors since October 2005. Mr. Lintzenich has been a director of The RiceX Company since June 2003. Mr. Lintzenich has been a management consult since April 2001. From August 2000 to April 2001 Mr. Lintzenich served as President and Chief Operating Officer of SLM Corporation (Sallie Mae), an educational loan institution. From December 1982 to July 2000, Mr. Lintzenich held various senior management and financial positions including Chief Executive Officer and Chief Financial Officer of USA Group, Inc., a guarantor and servicer of educational loans. Mr. Lintzenich currently serves on the Board of Directors of the Lumina Foundation for Education.

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

Patricia McPeak, founder of NutraCea and NutraStar Technologies, has served as one of our directors since February 2000.  From February 200 to October 2005, she served as our Chairman of the Board and Chief Executive Officer.  In May 1989, Mrs. McPeak co-founded Food Extrusion, Inc. (The RiceX Company) and served as President and director until February 2000.  Mrs. McPeak co-founded Brady International, Inc., a company engaged in developing stabilized rice bran and served as President and director until January 1989.  Mrs. McPeak has extensive experience in the field of whole food complexes, protein, oil and ingredient production having served in the industry for 37 years.

Steven W. Saunders, has served as one of our directors since October 2005. He was a director of The RiceX Company from August 1998 to October 2005. Mr. Saunders has been President of Saunders Construction, Inc., a commercial construction firm, since February 7, 1991, and President of Warwick Corporation, a business-consulting firm.

Kenneth L. Shropshire, has served as one of our directors since April 2006. Mr. Shropshire has been a professor at the Wharton School of the University of Pennsylvania since 1986; serving as a David W. Hauck professor since 2001, the chair of the Department of Legal Studies from 2000 to 2005, and the faculty director of the Sports Business Initiative since 2004. Mr. Shropshire is currently the president of the Sports Lawyers Association. Mr. Shropshire was of counsel at the law firm of Van Lierop, Burns & Bassett, LLP, from 1998 to 2004 and has been a practicing attorney in Los Angeles, California, focusing on sports and entertainment law. Mr. Shropshire has also taught coursework at the University of Pennsylvania School of Law, the University of San Diego School of Law and Southwestern University School of Law.

Audit Committee

The board of directors has a separately-designated standing audit committee (the “Audit Committee’).  The Audit Committee assists the full Board of Directors in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm.  The current members of the Audit Committee are Jim Lintzenich, David Bensol and Ed McMillan, each an independent director as defined by the listing standards of the Nasdaq Global Market relating to audit committee members.  The Audit Committee met five times in 2006 and each member of the Audit Committee attended all of those meetings.  The Board of Directors has determined that Mr. Lintzenich is an “Audit Committee Financial Expert”, as defined in Item 401(h) of Regulation S-K.

Executive Officers

Information required by this Item with respect to executive officers may be found in Part I of the 2006 Form 10-K in the section captioned “Executive Officers of NutraCea.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires NutraCea’s directors, executive officers and beneficial owners of more than 10% of a registered class of NutraCea’s equity securities to file with the Securities and Exchange Commission (“SEC”), initial reports of ownership and reports of changes in ownership of NutraCea’s common stock and other equity securities. Directors, executive officers and greater than 10% beneficial owners are required by SEC regulation to furnish NutraCea with copies of all Section 16(a) reports they file. Based solely on the review of the copies of such forms furnished to NutraCea, NutraCea believes that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 2006 were met in a timely manner by the directors, executive officers and greater than 10% beneficial owners.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of NutraCea. NutraCea will provide any person, without charge, a copy of this Code. Requests for a copy of the Code may be made by writing to NutraCea at 5090 North 40th Street, Fourth Floor, Phoenix, Arizona 85018, Attention: Chief Financial Officer.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General

Our compensation arrangements with all but one person who served as our executive officers for all or part of 2006 reflect the individual circumstances surrounding the applicable executive officer’s hiring or appointment. For example, Todd C. Crow and Ike E. Lynch, who became our executive officers at the time we acquired The RiceX Company, or RiceX, in October 2005, were parties to employment agreements with RiceX at the time of the acquisition.  We assumed these employment contracts in connection with the acquisition.  Similarly, our current compensation arrangements for Brad Edson and Margie Adelman are based upon objective formula contained in employment agreements that we entered into with them in December 2004 and January 2005, respectively. We did not have a compensation committee when we entered into employment agreements with any of our named executive officers.  Each of their compensation arrangements were approved by our board of directors.

The foregoing information is intended to provide context for the discussion that follows regarding our existing compensation arrangements with those persons who served as our executive officers for all or part of 2006.

Principal Components of Compensation of Our Executive Officers

The principal components of the compensation we have historically paid to our executive officers have consisted of:

•	base salary;

•	signing bonuses, paid in cash;

•	cash incentive compensation under the terms of individual senior management incentive compensation plans established for our executive officers; and

•	equity compensation, generally in the form of grants of stock options.

Allocation of Compensation Among Principal Components

The compensation committee of our board of directors has not yet established any policies or guidelines with respect to the mix of base salary, bonus, cash incentive compensation and equity awards to be paid or awarded to our executive officers. In general, the compensation committee believes that a greater percentage of the compensation of the most senior members of our management should be performance-based.  In 2007, the compensation committee of our board of directors anticipates adopting more formal and structured compensation policies and programs. The compensation committee will endeavor to implement policies designed to attract, retain and motivate individuals with the skills and experience necessary for us to achieve our business objectives. These policies will also serve to link pay with measurable performance, which, in turn, should help to align the interests of our executive officers with our shareholders.  In the past, our board of directors has not used industry benchmarks nor hired compensation consultants when determining the compensation to be paid to executive officers.

Base Salary

Our Chief Executive Officer

We hired Brad Edson as our president in December 2004, and he became our chief executive officer in October 2005 concurrently with our acquisition of RiceX.  Mr. Edson’s employment agreement with us provides for an initial base salary of $50,000 per year in year one, $150,000 in year two and $250,000 in year three, with base salary thereafter being subject to an annual increase of 10% each year that Mr. Edson is employed with us.  When structuring Mr. Edson’s salary, our board considered the salary of our then chief executive officer, the amount of equity compensation that Mr. Edson required, the value that Mr. Edson could bring to NutraCea and our low cash position at the time.  Based upon these criteria, the Board determined that providing Mr. Edson with base salary that started low and that grew substantially over time would allow NutraCea to preserve its available cash while ultimately providing Mr. Edson with the cash compensation appropriate for his position.

Our Chief Financial Officer

We hired Todd C. Crow as our as our chief financial officer in October 2005 concurrent with our acquisition of RiceX.  Mr. Crow had served as the chief financial officer of RiceX and we assumed his employment contract with RiceX. Our employment agreement with Mr. Crow provides for an initial annual salary of $150,000 with annual inflation adjustments. On January 1, 2006, his salary was increased to $155,600 to reflect the inflation adjustment.

Our Chief Operating Officer

We hired Ike E. Lynch as our as our chief operating officer in October 2005 concurrent with our acquisition of RiceX.  Mr. Lynch had served as the chief operating officer of RiceX and we assumed his employment contract with RiceX. Our employment agreement with Mr. Lynch provides for an initial annual salary of $150,000 with annual cost of living adjustments. On January 1, 2006, his salary was increased to $155,600 to reflect the inflation adjustment.

Our Secretary and Senior Vise President

We hired Margie Adelman as our senior vice president in January 2005.  Our employment agreement with Ms. Adelman provides for an initial annual salary of $150,000 and requires that we re-evaluate her annual salary each year. On January 1, 2006, her salary was $155,600, which reflected an increase in salary to reflect inflation.

Our Senior Vice President of Sales

We hired Kody Newland in February 2006 to serve as our senior vice president of sales.  Our employment agreement with Mr. Newland provides for an initial annual salary of $150,000 with annual cost of living adjustments.  When determining Mr. Newland’s compensation, our board of directors considered the compensation that our other executive officers were receiving and the experience of Mr. Newland.

Bonus Compensation

We have not historically paid any automatic or guaranteed bonuses to our executive officers. However, we have from time to time paid signing or retention bonuses in connection with our initial hiring or appointment of an executive officer. For example, in 2005, Ms. Adelman received a $25,000 signing bonus upon her appointment as senior vice president.  No other named executive officer has received a bonus.

Compensation under Individual Senior Management Incentive Compensation Plans

We entered into an employee incentive compensation plan with Brad Edson when Mr. Edson executed his employment agreement with us.  Under the plan, Mr. Edson is entitled to an annual incentive bonus based upon objective performance criteria of NutraCea during a fiscal year.  The annual bonus is equal to one percent of our gross sales over $25,000,000 in a year, but only if we report a positive EBITDA (earnings before interest, taxes, depreciation and amortization) for the year, disregarding the effect of non-cash charges.  The bonus amount is limited to a maximum of $750,000 in any calendar year.  Mr. Edson has not earned a bonus under the incentive compensation plan because we have not has gross sales of $25,000,000 in any year.  Given his low initial base salary, Mr. Edson required that we provide him with incentive compensation plan as a condition to his accepting employment with us.  Also, since low sales were a primary impediment to our success at the time, our board determined that paying compensation to Mr. Edson that was tied to our revenues would align NutraCea’s and Mr. Edson’s goals.

Equity Compensation

Our board of directors’ historical practice has been to grant equity-based awards to attract, retain, motivate and reward our employees, particularly our executive officers, and to encourage their ownership of an equity interest in us. Through March 21, 2007, such grants have consisted primarily of stock options – specifically non-qualified stock options, that is, options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended.

Historically, our board has granted awards of stock options to our executive officers upon their appointment as executive officers, with our obligation to grant the options typically memorialized in the offer letter or employment agreement, or an addendum to an employment agreement, entered into with the applicable executive officer.  In 2004, 2005 and 2006, each of Mr. Edson, Ms. Adelman and Mr. Newland received stock option grants under these circumstances.  Mr. Edson’s stock option was fully vested when granted.  Ms. Adelman’s stock option vested as to 25% of the shares when she was hired, vested as to 25% of the shares on the one year anniversary of her hire date and the remaining 50% of the shares will vest only if we have gross sales over $25,000,000 in a year, but only if we report a positive EBITDA (earnings before interest, taxes, depreciation and amortization) for the year, disregarding the effect of non-cash charges.  Mr. Newland’s option was vested as to 20% of the underlying shares when granted and the remaining unvested shares will vest over two years.

We did not grant new stock options to either of Mr. Crow or Mr. Lynch when they became our executive officers.  However, pursuant to the terms of the RiceX acquisition we assumed all outstanding RiceX stock options, including the stock options held by Mr. Crow and Mr. Lynch.

Each of our executive officers are eligible to receive stock option grants under our 2005 Equity Incentive Plan, or the 2005 Plan.  However, none of our executive officers have been granted stock options other than in connection with their initial employment with us.  In 2006, our compensation committee determined that stock option grants to our executive officers, other than the initial employment grant made to Mr. Newland, was not warranted based upon their current stock option holdings.

All equity-based awards have been reflected in our consolidated financial statements, based upon the applicable accounting guidance. Previously, we accounted for equity compensation paid to our employees under SFAS No. 123 and compensation was recorded for option grants based on the excess of the estimated fair value of the common stock on the vesting date over the exercise price. Effective January 1, 2006, we adopted FAS 123R using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption of FAS 123R. FAS 123R requires us to estimate and record an expense over the service period of the stock-based award. In 2006, our compensation committee, conscious of the less favorable accounting treatment for stock options resulting from adoption of FAS 123R, took a more deliberate approach to the granting of awards of stock options.

We currently intend that all cash compensation paid to our executive officers will be tax deductible for us. However, with respect to equity-based awards, while any gain recognized by our executive officers and other employees from non-qualified stock options generally should be deductible, subject to limitations imposed under Section 162(m) of the Internal Revenue Code, to the extent that in the future we grant incentive stock options, any gain recognized by the optionee related to such options will not be deductible by us if there is no disqualifying disposition by the optionee.

We may not be able to deduct a portion of the equity compensation earned by our executive officers.  Section 162(m) of the Internal Revenue Code generally prohibits us from deducting the compensation of an executive officer that exceeds $1,000,000 in a year unless that compensation is based on the satisfaction of objective performance goals.  None of the stock options held by our executive officers qualify as performance based compensation under Section 162(m).  Accordingly, if any of our executive officers recognizes income in excess of $1,000,000, including amounts includible in income from the exercise of stock options currently outstanding, this excess will not be tax deductible by us.  Our 2005 Equity Incentive Plan is structured to permit awards to qualify as performance-based compensation and to maximize the tax deductibility of such awards.  We may make future awards of stock options to our executive officers under our 2005 Equity Incentive Plan.  However, we reserve the discretion to pay compensation to our executive officers that may not be deductible.

We do not have any program, plan or practice that requires us to grant equity-based awards on specified dates. Authority to make equity-based awards to executive officers rests with our compensation committee, which considers the recommendations of our chief executive officer and other executive officers. If we become listed on a national securities exchange like NASDAQ in the future, we will be subject to NASDAQ listing standards that, in general, require shareholder approval of equity-based plans.

Severance and Change of Control Payments

Our board of directors believes that companies should provide reasonable severance benefits to employees, recognizing that it may be difficult for them to find comparable employment within a short period of time. Our board also believes it prudent that we should disentangle ourselves from employees whose employment terminates as soon as practicable.

Our employment agreement with Mr. Edson contains termination provisions that are more complex than that in place for our other executive officers. The compensation due Mr. Edson in the event of the termination of his employment agreement varies depending on the nature of the termination and, depending on the type and timing of the termination, provides for substantial compensation payments to Mr. Edson. For additional information regarding the termination and change in control provisions of Mr. Edson’s employment agreement, see “Potential Payments Upon Termination or Change in Control.” We believe that the termination and change in control provisions of Mr. Edson’s employment agreement are comparable those in effect for chief executive officers of companies comparable to us, in terms of size, revenue, profitability and/or nature of business.

Other Benefits

We believe establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life insurance and our 401(k) plan, in each case on the same basis as other employees. We provide a matching contribution under our 401(k) plan, but we do not offer retirement benefits.

Perquisites

Each of our executive officers receive similar perquisites. Under the terms of the employment agreements with our executive officers, we are obligated to reimburse each executive officer for all reasonable travel, entertainment and other expenses incurred by them in connection with the performance of his duties and obligations under the agreement.  The most significant perquisite that our executive officers receive is an automobile allowance and other automobile expenses, including insurance costs.

Board Process

On at least an annual basis, the compensation committee of our board of directors approves all compensation and awards to our chief executive officer, our president and our chief financial officer. With respect to equity compensation awarded to other employees, the compensation committee grants stock options, generally based on the recommendation of our chief executive officer.  In addition, our compensation committee or board of directors may from time to time authorize our Chief Executive Officer to make stock option grants to non-executive employees.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee for the 2006 fiscal year were David Bensol, James Lintzenich and Kenneth L. Shropshire. All members of the Compensation Committee during 2006 were independent directors, and none of them were our employees or former employees. During 2006, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in NutraCea’s Annual Report on Form 10-K/A for the year ended December 31, 2006 and its proxy statement relating to the NutraCea’s 2007 annual meeting of shareholders.

Respectfully Submitted by the Compensation Committee
David Bensol
James Lintzenich
Kenneth L. Shropshire

Summary Compensation Table

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2006 by:

•	each person who served as our chief executive officer in 2006;
•	each person who served as our chief financial officer in 2006; and
•
our three most highly compensated executive officers, other than our chief executive officer and our chief financial officer, who were serving as executive officers at the end of 2006 and, at that time, were our only other executive officers.

We refer to these officers collectively as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Bradley Edson, President and Chief Executive Officer	2006	159,723	—	—	22,307	(2)	183,030
Todd C. Crow, Chief Financial Officer	2006	153,427	—	—	19,062	(3)	172,489
Ike E. Lynch, Chief Operating Officer	2006	153,427	—	—	19,436	(4)	172,863
Margie D. Adelman, Secretary and Senior Vice President	2006	154,504	—	—	16,324	(5)	170,828
Kody Newland, Senior Vice President of Sales	2006	121,754	—	250,228	14,544	(6)	386,526
________________
(1)
The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(R). The assumptions used to calculate the value of option awards are set forth in Note 13 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for 2006.

(2)	Consists of an automobile allowance ($7,200), life insurance premium payments ($381), payment for unused personal time ($8,294) and a matching 401(k) contribution ($6,432).
(3)
Consists of an automobile allowance ($9,600), automobile insurance payments ($1,000), life insurance premium payments ($400), payment for unused personal time ($3,362) and a matching 401(k) contribution ($4,700).

(4)
Consists of an automobile allowance ($9,600), automobile insurance payments ($1,000), life insurance premium payments ($400), payment for unused personal time ($3,736) and a matching 401(k) contribution ($4,700).

(5)	Consists of an automobile allowance ($7,200), life insurance premium payments ($381), payment for unused personal time ($2,522) and a matching 401(k) contribution ($6,221).
(6)	Consists of an automobile allowance ($7,200), life insurance premium payments ($318), payment for unused personal time ($3,606) and a matching 401(k) contribution ($3,421).

2006 Grants Of Plan-Based Awards

Set forth in the table below is information regarding a stock option award granted to a named executive officer in 2006.  This stock option grant represents all of the grants of awards to our named executive officers under any plan during or with respect to 2006.

Name	Grant Date	All Other Option Awards: # of Shares Underlying Options	Exercise Price of Options ($/Sh)	Close Price on Grant Date ($/Sh)	Grant Date Fair Value of Option Awards
Kody Newland	2/27/2006	500,000	$1.00	$1.02	$505,512

The fair market value that is used to determine the exercise price for option grants is the closing price of NutraCea’s stock on the last market trading day prior to the grant date as reported on the OTC Bulletin Board.  The stock option granted to Mr. Newland during 2006 expires on December 31, 2015, and the shares subject to the option were vested as to 20% of the shares on the date of grant and vest as to 10% of the shares at the end of each successive calendar quarter in which Mr. Newland remains a service provider for us. We adopted SFAS 123(R) on January 1, 2006. The grant date fair value of the option awards is calculated using the Black-Scholes valuation model using the following assumptions:

Assumption	Rate
Average risk free interest rate	4.6%
Average expected term (years)	5.8
Average expected volatility	214%

Outstanding Equity Awards As Of December 31, 2006

The following table provides information as of December 31, 2006 regarding unexercised stock options held by each of our named executive officers.

	Outstanding Equity Awards at 12/31/06
Name	# of Securities Underlying Unexercised Options (# Exerciseable)	# of Securities Underlying Unexercised Options (# Unexerciseable)	Option Exercise Price ($/sh)	Option Expiration Date
Brad Edson	6,000,000	—	$0.30	12/16/2014
Todd Crow(1)	46,079	—	0.30	10/04/2008
	38,399	—	0.30	10/04/2008
	691,191	—	0.30	10/31/2009
	76,799	—	0.30	2/22/2011
	38,399	—	0.30	2/22/2011
	38,399	—	0.30	1/28/2012
	95,998	—	0.30	1/02/2012
	425,662	112,016	0.30	3/31/2015
Ike Lynch(2)	691,191	—	0.30	10/31/2009
	30,719	—	0.30	9/09/2008
	76,799	—	0.30	9/09/2008
	95,998	—	0.30	1/02/2012
	446,941	117,616	0.30	3/31/2015
Margie Adelman(3)	1,000,000	—	0.30	1/24/2015
		1,000,000	0.30	1/24/2015
Kody Newland(4)	300,000	200,000	1.00	12/31/2015
_____________
(1)	For the option expiring on March 31, 2015, one half of the shares subject to the option vested upon grant and 1/36th of the remaining shares vest monthly over three years

(2)	For the option expiring on March 31, 2015, one half of the shares subject to the option vested upon grant and 1/36th of the remaining shares vest monthly over three years

(3)	The unexerciseable option vests as to all 1,000,000 shares when NutraCea achieves annual gross sales of at least $25,000,000 and a positive EBITDA, disregarding noncash charges, over the same period.

(4)	100,000 of the shares subject to the option vested upon grant and 50,000 shares vest each calendar quarter thereafter

2006 Option Exercises and Stock Vested

In 2006, none of our named executive officers exercised any stock options or similar awards we granted to them, nor did any stock or similar award granted by us to any of our named executive officers vest.

Pension Benefits

None of our named executive officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

None of our named executive officers are covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change in Control

We have entered into employment agreements with certain of our named executive officers that require us to make payments upon termination or a change in control of NutraCea. These arrangements are discussed below.

Brad Edson

The compensation due Mr. Edson in the event of the termination of his employment agreement with us varies depending on the nature of the termination.

Resignation for Good Reason.  In the event the agreement is terminated by reason of Mr. Edson’s resignation for “good reason,” Mr. Edson is entitled to:

•	100% of his base salary through the end of the term of the agreement, but no less than the base salary paid to him in the previous 12 months, to be paid immediately following termination;

•	immediate payment for accrued but unused vacation time; and

•	vesting of all his unvested stock options.

“Good Reason” is defined as (i) the assignment to Mr. Edson of duties that are inconsistent with his position and nature of employment, (ii) the reduction of the duties which are inconsistent with his position and nature of employment, (iii) a change in Mr. Edson’s title, (iv) a reduction in Mr. Edson’s compensation and benefits, (v) a successor company not agreeing to assume the agreement or (vi) a “Change of Control.”

Under the agreement, a “Change of Control” is defined as (i) a merger or consolidation approved by our shareholders in which shares possessing more than 50% of the total combined voting power of our outstanding stock are transferred to a person or persons different from the persons holding those shares immediately before such merger or consolidation, (ii) the transfer of more than 50% of the total combined voting power of our outstanding stock to a person or persons different from the persons holding those shares immediately before such transaction, or (iii) the sale, transfer or other disposition of all or substantially all of our assets in our complete liquidation or dissolution.

If Mr. Edson had resigned for good reason on December 31, 2006, Mr. Edson would have been entitled to receive immediately an aggregate of $304,561, consisting of $275,000 relating to his remaining salary under the agreement and $29,561 for unused vacation time.  All of Mr. Edson’s stock options were vested as of December 31, 2006.

Permanent Disability or Death. In the event the agreement is terminated by reason of Mr. Edson’s “permanent disability” or death, Mr. Edson is entitled to:

•	six months of his base salary payable on regular periodic installments;

•	any incentive compensation through the end of the fiscal year;

•	immediate payment for accrued but unused vacation time; and

•	vesting of all his unvested options.

“Permanent disability” is defined as Mr. Edson’s inability to carry on substantially all of his normal duties and obligations under the agreement for a continuous period of one hundred eighty (180) days due to accident, illness or other disability.

If Mr. Edson had been terminated on December 31, 2006, as a result of his permanent disability or death, Mr. Edson would have received an aggregate of $167,061, consisting of $137,500 for base salary that is payable on a bi-weekly basis over a period of six (6) months from the date of termination and $29,561 for unused vacation time that is payable upon termination. Edson was entitled to no incentive compensation for 2006.  All of Mr. Edson’s stock options were vested as of December 31, 2006.

Resignation Without Good Reason and Termination for Cause. In the event the agreement is terminated by reason of Mr. Edson’s resignation without “good reason” or for “cause,” Mr. Edson is entitled to:

•	any and all earned but unpaid base salary and any and all earned but unpaid incentive compensation as of the date of termination; and

•	immediate payment for accrued but unused vacation time.

“Cause” is defined as the conviction of a felony, a crime involving moral turpitude causing material harm to our standing and reputation or fraud against us.

If Mr. Edson has resigned without good reason or was terminated for cause on December 31, 2006, Mr. Edson would have been entitled to receive an aggregate of $29,561 for unused vacation time, payable upon termination.

Termination Without Cause.  In the event the agreement is terminated by reason of Mr. Edson’s termination without “cause,” Mr. Edson is entitled to:

•	100% of his base salary through the end of the term of the agreement, but no less than the base salary paid to him in the previous 12 months, to be paid immediately following termination;

•	all incentive compensation through the end of the term of the agreement;

•	immediate payment for accrued but unused vacation time; and

•	vesting of all his unvested stock options.

If Mr. Edson had been terminated on December 31, 2006, without cause, Mr. Edson would have been entitled to receive immediately an aggregate of $304,561, consisting of $275,000 relating to his remaining salary under the agreement and $29,561 for unused vacation time.  Assuming our financial results in 2007 are the same as 2006, Mr. Edson would not be entitled to incentive compensation.  Accordingly, we did not include the effect of potential incentive compensation payments that could be earned in 2007 if Mr. Edson were terminated without cause.  All of Mr. Edson’s stock options were vested as of December 31, 2006.

Margie Adelman

The compensation due Ms. Adelman in the event of the termination of her employment agreement with us varies depending on the nature of the termination.

Termination Without Cause.  In the event the agreement is terminated by reason of Ms. Adelman’s termination without “cause,” Ms. Adelman is entitled to:

•	an amount equal to 12 months of her then base salary, to be paid immediately following termination;

•	any and all earned but unpaid base salary and benefits as of the date of termination; and

•	payment for accrued but unused vacation time.

“Cause” is defined as (i) a determination by the board of directors that Ms. Adelman has been grossly negligent or has engaged in material willful or gross misconduct in the performance of her duties and we have filed a civil lawsuit against her for the same claims, (ii) Ms. Adelman has taken or failed to take any actions such that such action or failure constitutes legal cause for termination under California law, (iii) Ms. Adelman has been convicted by a court of law of fraud, moral turpitude, embezzlement, theft, or dishonesty or other criminal conduct, (iv) Ms. Adelman having materially breached the terms of her employment agreement and not cured the breach in 10 days after receipt of written notice or (v) Ms. Adelman having failed to meet written standards established by us for performance of duties and not cured this failure within 10 days after receipt of written notice.

If Ms. Adelman had been terminated on December 31, 2006, without cause, Ms. Adelman would have been entitled to receive immediately an aggregate of $167,353, consisting of $155,400 twelve months of base salary and $11,953 for accrued vacation time.

Termination for Cause.  In the event Ms. Adelman is terminated for “cause”, Ms. Adelman is entitled to:

•	any and all earned but unpaid compensation as of the date of termination; and

•	immediate payment for accrued but unused vacation time.

If Ms. Adelman was terminated for cause on December 31, 2006, Ms. Adelman would have been entitled to receive an aggregate of $11,953 for unused vacation time, payable upon termination.

Disability. In the event the agreement is terminated by reason of Ms. Adelman’s “disability,” Ms. Adelman is entitled to:

•	twelve months of his base salary payable in a lump sum;

•	continued benefits for six months following termination; and

•	immediate payment for accrued but unused vacation time.

Under the agreement, Ms. Adelman is considered “disabled” if she is incapable of substantially fulfilling her duties because of physical, mental or emotional incapacity from injury, sickness or disease for a period of three (3) months in a twelve month period.

If Ms. Adelman had been terminated on December 31, 2006, as a result of her disability, Ms. Adelman would have received aggregate amounts of $169,831, consisting of $155,400 for twelve months of base salary, $11,953 for accrued vacation time and $2,478 for health insurance benefits.  We estimate that it will cost us $2,478 in premiums to maintain Ms. Adelman’s health insurance for a six month period.

Todd Crow

The compensation due Mr. Crow in the event of the termination of his employment agreement with us or a change of control varies depending on the nature of the termination.

Termination Without Cause.  In the event the agreement is terminated by reason of Mr. Crow’s termination without “cause,” Mr. Crow is entitled to the greater of (i) Mr. Crow’s monthly base salary times the number of months remaining on the terms of the agreement or (ii) one year of Mr. Crow’s base salary.

“Cause” is defined as (i) Mr. Crow’s willful and continued failure substantially to perform his duties and obligations under the agreement after written demand for substantial performance has been delivered to him by us which sets forth with reasonable specificity the deficiencies in Mr. Crow’s performance and giving Mr. Crow at least thirty (30) days to correct such deficiencies, (ii) Mr. Crow committing fraud or making intentionally material misrepresentations, (iii) Mr. Crow’s unauthorized disclosure or use of our trade secrets or confidential information, (iv) Mr. Crow’s conviction of a felony, (v) theft or conversion of our property by Mr. Crow, or (vi) Mr. Crow’s habitual misuse of alcohol, illegal narcotics, or other intoxicant.

If Mr. Crow had been terminated on December 31, 2006, without cause, Mr. Crow would have been entitled to receive immediately an aggregate of $284,900.

Termination for Cause, voluntary resignation, death or disability.  In the event Mr. Crow is terminated for “cause,” death, “disability” or if he voluntarily resigns, Mr. Crow is entitled to:

•	any and all earned but unpaid compensation as of the date of termination; and

•	immediate payment for accrued but unused vacation time.

Under the agreement, Mr. Crow is considered “disabled” if he is incapable of substantially fulfilling his duties because of physical, mental or emotional incapacity from injury, sickness or disease, despite reasonable accommodation by NutraCea, for a period exceeding three (3) months.

If Mr. Crow was terminated for cause on December 31, 2006, Mr. Crow would have been entitled to receive an aggregate of $2,002 for unused vacation time, payable upon termination.

Termination in Connection with a Change in Control.  In the event that this agreement is terminated by reason of Mr. Crow’s termination as a result of a “change in control” and Mr. Crow is not employed in the same capacity or being paid the same base salary by the successor entity, Mr. Crow is entitled to:

•	the greater of (i) two years of base salary or (ii) the base salary remaining to be paid through the term of the agreement;

•	continued medical and dental benefits for two years after the change of control; and

•	payment for accrued but unused vacation time.

In addition, Mr. Crow holds a stock option for 500,000 shares that vest as to all unexercised shares in the event of a change of control.

A “change in control” is defined in the agreement as (i) a merger or acquisition in which we are not the surviving entity, except for (a) a transaction the principal purpose of which is to change the state of our incorporation, or (b) a transaction in which our shareholders immediately before such transaction hold, immediately after such transaction, at least 50% of the voting power of the surviving entity; (ii) a shareholder approved sale, transfer or other disposition of all or substantially all of our assets; (iii) a transfer of all or substantially all of our assets pursuant to a partnership or joint venture agreement or similar arrangement where our resulting interest is less than fifty percent (50%); (iv) any reverse merger in which we are the surviving entity but in which fifty percent (50%) or more of our outstanding voting stock is transferred to holders different from those who held the stock immediately before such merger; (v) a change in ownership of our stock through an action or series of transactions, such that any person is or becomes the beneficial owner, directly or indirectly, of our stock representing fifty percent (50%) or more of the voting power of our outstanding stock; or (vi) a majority of the members of our board of directors are replaced during any twelve (12) month period by directors whose appointment or election is not endorsed by a majority of the members of our board of directors before the date of such appointment of election.

If  Mr. Crow had been terminated on December 31, 2006, by reason of Mr. Crow’s termination as a result of a change in control and Mr. Crow was not employed in the same capacity or being paid the same base salary by the successor entity, Mr. Crow would have been entitled to receive an aggregate of $586,878, consisting of $310,800 for 2 years of base salary, $17,560 for the cost of health and dental insurance premiums, $2,002 for accrued vacation benefits and $256,516 for the benefit of accelerating the vesting of Mr. Crow’s unvested stock option.  The benefit to Mr. Crow of the acceleration of his stock option was calculated by multiplying the number of unvested shares underlying the stock option at December 31, 2006 (112,016) by the difference between the closing price of our common stock on the trading day immediately before December 31, 2006 ($2.59) and the per share exercise price of the stock option ($0.30).

Ike Lynch

The compensation due Mr. Lynch in the event of the termination of his employment agreement with us or a change of control varies depending on the nature of the termination.

Termination Without Cause.  In the event the agreement is terminated by reason of Mr. Lynch’s termination without “cause,” Mr. Lynch is entitled to the greater of (i) Mr. Lynch’s monthly base salary times the number of months remaining on the terms of the agreement and (ii) one year of Mr. Lynch’s base salary.

“Cause” is defined as (i) Mr. Lynch’s willful and continued failure substantially to perform his duties and obligations under the agreement after written demand for substantial performance has been delivered to him by us which sets forth with reasonable specificity the deficiencies in Mr. Lynch’s performance and giving Mr. Lynch at least thirty (30) days to correct such deficiencies, (ii) Mr. Lynch committing fraud or making intentionally material misrepresentations, (iii) Mr. Lynch’s unauthorized disclosure or use of our trade secrets or confidential information, (iv) Mr. Lynch’s conviction of a felony, (v) theft or conversion of our property by Mr. Lynch, or (vi) Mr. Lynch’s habitual misuse of alcohol, illegal narcotics, or other intoxicant.

If Mr. Lynch had been terminated on December 31, 2006, without cause, Mr. Lynch would have been entitled to receive immediately an aggregate of $284,900.

Termination for Cause, voluntary resignation, death or disability.  In the event Mr. Lynch is terminated for “cause,” death, “disability” or if he voluntarily resigns, Mr. Lynch is entitled to:

•	any and all earned but unpaid salary as of the date of termination; and

•	immediate payment for accrued but unused vacation time.

Under the agreement, Mr. Lynch is considered “disabled” if he is incapable of substantially fulfilling his duties because of physical, mental or emotional incapacity from injury, sickness or disease for an aggregate period of three (3) months in a twelve month period.

If Mr. Lynch was terminated for cause on December 31, 2006, Mr. Lynch would have been entitled to receive an aggregate of $9,025 for unused vacation time, payable upon termination.

Termination in Connection with a Change in Control.  In the event that this agreement is terminated by reason of Mr. Lynch’s termination as a result of a “change in control” and Mr. Lynch is not employed in the same capacity or being paid the same base salary by the successor entity, Mr. Lynch is entitled to:

•	$180,000;

•	continued medical and dental benefits for two years after the change of control; and

•	payment for accrued but unused vacation time.

In addition, Mr. Lynch holds a stock option for 500,000 shares that vests as to all unexercised shares in the event of a change of control.

A “change in control” is defined in the agreement as (i) a merger or acquisition in which we are not the surviving entity, except for (a) a transaction the principal purpose of which is to change the state of our incorporation, or (b) a transaction in which our shareholders immediately before such transaction hold, immediately after such transaction, at least 50% of the voting power of the surviving entity; (ii) a shareholder approved sale, transfer or other disposition of all or substantially all of our assets; (iii) a transfer of all or substantially all of our assets pursuant to a partnership or joint venture agreement or similar arrangement where our resulting interest is less than fifty percent (50%); (iv) any reverse merger in which we are the surviving entity but in which fifty percent (50%) or more of our outstanding voting stock is transferred to holders different from those who held the stock immediately before such merger; (v) a change in ownership of our stock through an action or series of transactions, such that any person is or becomes the beneficial owner, directly or indirectly, of our stock representing fifty percent (50%) or more of the voting power of our outstanding stock; or (vi) a majority of the members of our board of directors are replaced during any twelve (12) month period by directors whose appointment or election is not endorsed by a majority of the members of our board of directors before the date of such appointment of election.

If  Mr. Lynch had been terminated on December 31, 2006, by reason of Mr. Lynch’s termination as a result of a change in control and Mr. Lynch was not employed in the same capacity or being paid the same base salary by the successor entity, Mr. Lynch would have been entitled to receive an aggregate of $481,013, consisting of a $180,000 payment, $22,648.00 for the cost of health and dental insurance premiums, $9,025 for accrued vacation benefits and $269,340 for the benefit of accelerating the vesting of Mr. Lynch’s unvested stock option.  The benefit to Mr. Lynch of the acceleration of his stock option was calculated by multiplying the number of unvested shares underlying the stock option at December 31, 2006 (117,616) by the difference between the closing price of our common stock on the trading day immediately before December 31, 2006 ($2.59) and the per share exercise price of the stock option ($0.30).

Kody Newland

Termination Without Cause.  In the event the agreement is terminated by reason of Mr. Newland’s termination without “cause,” Mr. Newland is entitled to:

•	an amount equal to his base salary for the remainder of the term of his employment agreement, not to exceed 12 months;

•	any and all earned but unpaid base salary and benefits as of the date of termination; and

•	payment for accrued but unused vacation time.

“Cause” is defined as (i) a determination by the board of directors that Mr. Newland has been grossly negligent or has engaged in material willful or gross misconduct in the performance of her duties and we have filed a civil lawsuit against her for the same claims, (ii) Mr. Newland has taken or failed to take any actions such that such action or failure constitutes legal cause for termination under California law, (iii) Mr. Newland has been convicted by a court of law of fraud, moral turpitude, embezzlement, theft, or dishonesty or other criminal conduct, (iv) Mr. Newland having materially breached the terms of her employment agreement and not cured the breach in 10 days after receipt of written notice or (v) Mr. Newland having failed to meet written standards established by us for performance of duties and not cured this failure within 10 days after receipt of written notice.

If Mr. Newland had been terminated on December 31, 2006, without cause, Mr. Newland would have been entitled to receive immediately an aggregate of $152,137, consisting of $150,000 for twelve months of base salary and $2,137 for accrued vacation time.

Termination for Cause, death or disability.  In the event Mr. Newland is terminated for “cause,” death or “disability,” Mr. Lynch is entitled to:

•	any and all earned but unpaid salary as of the date of termination; and

•	immediate payment for accrued but unused vacation time.

Under the agreement, Mr. Newland is considered “disabled” if he is incapable of substantially fulfilling his duties because of physical, mental or emotional incapacity from injury, sickness or disease for an aggregate period of three (3) months in a twelve month period.

If Mr. Newland was terminated for cause on December 31, 2006, Mr. Newland would have been entitled to receive an aggregate of $2,137 for unused vacation time, payable upon termination.

Change of Control Benefit.  In the event of a “change of control”, Mr. Newland’s stock option to purchase 500,000 shares of our common stock will vest as to all unvested shares.

“Change of control” is defined as (i) our merger or consolidation with any other corporation which results in our voting stock outstanding immediately before the transaction failing to represent more than fifty percent (50%) of the total voting power represented by the surviving entity immediately after the merger or consolidation or (ii) our sale or disposal of all or substantially all of our assets.

If a change of control had occurred on December 31, 2006, 200,000 shares subject to Mr. Newland’s stock option would have immediately vested and Mr. Newland would have received a benefit of $318,000.  The benefit to Mr. Lynch of the acceleration of his stock option was calculated by multiplying the number of unvested shares underlying the stock option at December 31, 2006 (200,000) by the difference between the closing price of our common stock on the trading day immediately before December 31, 2006 ($2.59) and the per share exercise price of the stock option ($1.00).

Executive Employment Agreements

Brad Edson

On December 17, 2004, NutraCea entered into an employment agreement that expires December 31, 2007 with its current President and Chief Executive Officer, Bradley D. Edson, pursuant to which NutraCea is to pay Mr. Edson a base salary of $50,000 in year one; a base salary of $150,000 in year two; and a base salary of $250,000 in year three.  The agreement also provides that Mr. Edson is entitled to an annual incentive bonus based upon performance (“Edson Incentive Bonus”) and to be provided a car allowance of $600 per month.  The incentive bonus is payable annually within 10 days of the completion of NutraCea’s annual independent audit.  The bonus is one percent of NutraCea’s “Gross Sales over $25, 000,000,” but only if NutraCea reports a positive EBITDA for the period.  The bonus amount is limited to a maximum of $750,000 in any calendar year.  In addition, Mr. Edson was issued warrants to purchase 6,000,000 shares of NutraCea’s common stock at an exercise price of $0.30 per share.  The warrants are immediately exercisable and expire ten years from the date of issuance.

For a description of the termination and change in control provisions of Mr. Edson’s employment agreement, see “Potential Payments Upon Termination or Change in Control.”

Margie D. Adelman

On January 25, 2005, NutraCea entered into a three year employment agreement with Margie D. Adelman, NutraCea’s Senior Vice President and Secretary, pursuant to which NutraCea is to pay Ms. Adelman a base salary of $150,000 per year.  The agreement also provides that Ms. Adelman is entitled to a one-time initial bonus of $25,000 and will be eligible for future incentive bonuses based solely on the discretion of NutraCea’s Chief Executive Officer or President and the approval of NutraCea’s Compensation Committee.  Ms. Adelman was issued a warrant to purchase 1,000,000 shares of NutraCea’s common stock at an exercise price of $0.30 per share, 500,000 shares of which vested upon signing and 500,000 shares of which vested on January 25, 2006, subject to forfeiture under certain terms and conditions.  In addition, Ms Adelman was issued warrants to purchase 1,000,000 shares of NutraCea’s common stock at an exercise price of $0.30 that will vest upon the achievement of NutraCea obtaining “Gross Sales over $25,000,000” and NutraCea reporting a positive EBITDA for the period.  All warrants expire ten years from the date of issuance. On February 26, 2006, the agreement was modified to include a car allowance of $600 per month, a cost of living increase for the balance of the term of her agreement, and an additional week of paid vacation per calendar year.

For a description of the termination and change in control provisions of Ms. Adelman’s employment agreement, see “Potential Payments Upon Termination or Change in Control.”

Todd C. Crow

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

For a description of the termination and change in control provisions of Mr. Crow’s employment agreement, see “Potential Payments Upon Termination or Change in Control.”

Ike E. Lynch

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

For a description of the termination and change in control provisions of Mr. Lynch’s employment agreement, see “Potential Payments Upon Termination or Change in Control.”

Kody Newland

On February 27, 2006, NutraCea entered into a two year employment agreement with Kody Newland, NutraCea’s Senior Vice President of Sales, pursuant to which NutraCea is to pay Mr. Newland a base salary of $150,000 per year which will be reviewed annually and adjusted to compensate for cost of living adjustments in the Sacramento metropolitan area.  The term of agreement may be extended by mutual agreement of the parties on a month to month basis.  The agreement also provides that Mr. Newland is eligible for future incentive bonuses based solely on the discretion of NutraCea’s Chief Executive Officer or President and the approval of NutraCea’s Compensation Committee.  Mr. Newland was issued an option to purchase 500,000 shares of NutraCea’s common stock at an exercise price of the greater of (i) one dollar ($1.00) per share; or (ii) the closing bid price of NutraCea’s common stock on the date of the grant as reported on the over-the-counter bulletin board.  Such option is subject to the terms and conditions of a stock option agreement between the parties.  In addition, the agreement includes a car allowance of $600 per month.

For a description of the termination and change in control provisions of Mr. Newland’s employment agreement, see “Potential Payments Upon Termination or Change in Control.”

Director Compensation

Non-employee directors receive an annual cash retainer of $12,000 and a fee of $1,000 for each board meeting attended in person and $500 for each telephonic board meeting attended. In addition, they receive annual retainers of $2,000 per year to serve on the audit and compensation committees.  The Chairman of the Board receives an additional $4,000 per year. The Committee chairmen receive an additional $1,000 per year. Each non-employee director receives an option to purchase 35,000 shares of common stock each year. Directors are reimbursed for reasonable expenses incurred in attending meetings of the Board and Board committees.

Directors are eligible to participate in NutraCea’s 2005 Equity Incentive Plan.

Director Compensation Table

The following Director Compensation Table sets forth summary information concerning the compensation paid to our non-executive officer directors in 2006 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)		All Other Compensation ($)		Total ($)
David Bensol	21,750	29,223		—		50,983
Eliot Drell	13,000	29,223		—		42,233
James C. Lintzenich	16,750	29,223		—		45,983
Edward L. McMillan	17,000	29,223		—		46,233
Patricia McPeak	0	—	(3)	155,188	(4)	155,188
Steven W. Saunders	14,000	29,223		77,953	(5)	43,223
Kenneth L Shropshire	16,750	29,223		—		45,973

Total	99,250	175,338		233,141		429,816
_____________
(1)
Amounts shown do not reflect compensation actually received by the directors.  Instead, the amounts shown are the compensation costs recognized by NutraCea in 2006 for option awards as determined pursuant to Statement of Financial Accounting Standards No. 123(R), or FAS 123R.  These compensation costs reflect option awards granted in 2006.  The assumptions used to calculate the value of option awards are set forth in Note 13 of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for 2006.

(2)
The compensation cost recognized by NutraCea in fiscal 2006 for each stock option grant is based on the following fair value as of the grant date:  $39,357 for a stock option grant to each non-employee director to purchase 35,000 shares of common stock made on May 23, 2006 at an exercise price of $1.14 per share.  At the end of 2006, Mr. Bensol, Mr. Drell, Mr. Lintzenich, Mr. McMillan, Ms. McPeak, Mr. Saunders and Mr. Shropshire held options to purchase an aggregate of 35,000 shares, 35,000 shares, 35,000 shares, 35,000 shares, 0 shares, 35,000 shares and 35,000 shares, respectively, as compensation for serving as NutraCea’s directors.  Also, at the end of 2006, Mr. Bensol, Mr. Drell, Mr. Lintzenich, Mr. McMillan, Ms. McPeak, Mr. Saunders and Mr. Shropshire held an aggregate 0 shares, 35,000 shares, 0 shares, 0 shares, 35,000 shares, 0 shares and 0 shares, respectively, of common stock received as compensation for serving as directors.

(3)	Ms. McPeak did not receive a stock option grant because she is an employee of NutraCea.
(4)	Reflects compensation received by Ms. McPeak for serving as an employee of NutraCea. Compensation consists of the following: $154,807 as salary and $381 for payment of life insurance premiums.
(5)
Reflects the grant of a warrant to Mr. Saunders for providing engineering and construction consultation to NutraCea.  The compensation cost recognized by NutraCea in fiscal 2006 for the warrant is based on the following fair value as of the grant date:  $78,740 for a stock option grant to purchase 100,000 shares of common stock made on February 27, 2006 at an exercise price of $1.00 per share.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table set forth certain information regarding beneficial ownership of our common stock as of March 2, 2007, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of that class or series of our stock, (ii) each of our directors, (iii) each of the named executive officers, and (iv) all directors and executive officers as a group.

The table is based on information provided to us or filed with the Securities and Exchange Commission (“SEC”) by our directors, executive officers and principal shareholders. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of common stock issuable upon exercise of options and warrants that are currently exercisable or are exercisable within 60 days after March 2, 2007, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other shareholder. Unless otherwise indicated, the address for each shareholder listed in the following table is c/o NutraCea, 5090 North 40th Street, Fourth Floor, Phoenix, Arizona 85018.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number (1)	Percentage (1)
Patricia McPeak (2)	13,907,567	10.06%
Bradley D. Edson (3)	6,176,000	4.40%
James C. Lintzenich (4)	2,918,019	2.15%
Ike E. Lynch (5)	1,755,653	1.29%
Todd C. Crow (6)	1,497,965	1.10%
Margie D. Adelman (7)	1,071,207	*
Kody Newland (8)	360,000	*
Eliot Drell (9)	1,083,334	*
Steven W. Saunders (10)	1,305,994	*
Edward L. McMillan (11)	206,337	*
David Bensol (12)	75,000	*
Kenneth L. Shropshire (13)	35,000	*
All directors and executive officers as a group (12 persons) (14)	30,392,076	20.06%
_________________
*	less than 1%

(1)
Applicable percentage of ownership is based on 134,370,254 shares of our common stock outstanding as of March 2, 2007, together with applicable options and warrants for such shareholder exercisable within 60 days of March 2, 2007.

(2)	Includes 3,903,655 shares issuable upon exercise of options held by reporting person. Also includes 153,598 shares held by a trust controlled by the reporting person.
(3)	Includes 6,000,000 shares issuable upon exercise of options.
(4)	Includes 1,521,608 shares issuable upon exercise of a warrant and 1,396,411 outstanding shares held by Intermark Group Holdings, LLC, of which the filing person is the owner.
(5)
Includes 1,380,853 shares issuable upon exercise of options held by the reporting person and 88,188 held by the reporting person’s spouse. The reporting person disclaims beneficial ownership with regard to all shares owned by his spouse.

(6)	Includes 1,450,457 shares issuable upon exercise of options and warrants.
(7)
Includes 68,707 shares and an additional 2,500 shares issuable upon exercise of options held by Adelman Global of which the filing person is the owner. Also includes 1,000,000 shares issuable upon exercise of options held by the reporting person.

(8)	Includes 360,000 shares issuable upon exercise of options.
(9)
Includes 287,140 shares issuable upon exercise of options or warrants held by reporting person. Also includes 304,282 outstanding shares owned by, and 314,987 shares issuable upon exercise of options or warrants held by, Drell-Pecha Partnership, of which the reporting person is a partner. Also includes 31,925 shares of common stock jointly held by reporting person and spouse. Dr. Drell resigned from his position as a member of the Board on March 8, 2007.

(10)	Includes 542,192 shares issuable upon exercise of options and warrants.
(11)
Includes 111,789 shares issuable upon exercise of options held by the reporting person. Also includes 76,799 shares issuable upon exercise of warrants jointly held by the reporting person and his spouse.

(12)	Includes 35,000 shares issuable upon exercise of options.
(13)	Includes 35,000 shares issuable upon exercise of options.
(14)	Includes an aggregate of 17,137,985 shares issuable upon exercise of options and warrants.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2006, information with respect to NutraCea’s 2003 Stock Plan and 2005 Equity Incentive Plan, and with respect to certain other options and warrants, as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by shareholders	—	—	10,000,000	(1)
Equity compensation plans not approved by shareholders	42,488,556	$0.76	33,792	(2)
Total	42,488,556	$0.76	10,033,792
_____________
(1)	Represents shares reserved for issuance under the 2005 Equity Incentive Plan.

(2)	Represents shares reserved for future issuance under NutraCea’s 2003 Stock Compensation Plan.

Our board of directors adopted our 2003 Stock Compensation Plan, or the 2003 Plan, on October, 2003. Under the terms of the 2003 Plan, NutraCea may grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services to NutraCea on such terms as are determined by the board of directors.  A total of 10,000,000 shares of our common stock are reserved for issuance under the 2003 Plan.  As of December 31, 2006 a total of 9,996,207 shares were issued under the 2003 Plan, no shares underlie outstanding stock option granted pursuant to the 2003 Plan and 3,793 shares were  available for future grants under the Plan.  Our board of directors administers the 2003 Plan and determines vesting schedules on plan awards.  The 2003 Plan has a term of 10 years and stock options granted under the plan may not have terms in excess of 10 years.  The Board may accelerate unvested options if NutraCea sells substantially all of its assets or is a party to a merger or consolidation in which NutraCea is not the surviving corporation. All options will terminate in their entirety to the extent not exercised on or prior to the date specified in the written notice unless an agreement governing any change of control provides otherwise.

Our board of directors adopted our 2005 Equity Incentive Plan, or 2005 Plan, in May 2005 and our shareholders approved the 2005 Plan in September 2005.  Under the terms of the 2005 Plan, NutraCea may grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services to NutraCea on such terms as are determined by the board of directors.  A total of 10,000,000 shares of our common stock are reserved for issuance under the 2005 Plan.  As of December 31, 2006, no shares were issued under the 2005 Plan, no shares underlie outstanding stock option granted pursuant to the 2005 Plan and 10,000,000 shares were  available for future grants under the Plan.  Our board of directors administers the 2005 Plan, determines vesting schedules on plan awards and may accelerate these schedules for award recipients.  The 2005 Plan has a term of 10 years and stock options granted under the plan may not have terms in excess of 10 years.  All options will terminate in their entirety to the extent not exercised on or prior to the date specified in the written notice unless an agreement governing any change of control provides otherwise.

As of December 31, 2006, options and warrants to purchase a total of 42,488,556 shares of NutraCea common stock were outstanding. None of these options and warrants were issued pursuant to plans or arrangements approved by NutraCea’s shareholders. The per share exercise prices of these options and warrants vary from $0.01 to $10.00.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During 2006, we believe that there has not been any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of any class of our capital stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation described in “Executive Compensation,” and as set forth below.

Related Party Transactions

In November 2004, NutraCea purchased an automobile valued at $73,096 for use by Patricia McPeak, a director and former Chief Executive Officer. Ms. McPeak waived a car allowance in exchange for use of the automobile.

On April 15, 2004, we paid a consulting fee to Drell-Pecha, a partnership in which Dr. Elliot Drell, a former director, is a partner. The consulting fee consisted of 300,000 shares of common stock and options to purchase an aggregate of 300,000 shares of common stock at $1.00 per share. 100,000 of the option shares vested upon grant and the remaining 200,000 option shares vest at a rate of 50,000 option shares per year.

In April 2005, a direct response marketing company agreed to pay Patricia McPeak, our former Chief Executive Officer and one of our directors, a royalty per unit of our products sold through infomercials that demonstrate certain of our products. Pursuant to this agreement, Ms. McPeak should have earned approximately $270,000 in each of 2005 and 2006 from this direct marketing company.  These payments are not the obligations of NutraCea.

In May 2006, we sold approximately 17,560 shares of our Series C preferred stock at a price of $1,000.00 per share, and warrants to purchase an aggregate of 10,329,412 shares of our common stock with an exercise price of $1.35 per share, to a small number of sophisticated investors in a private placement transactions. Our Series C preferred stock can be converted to shares of our common stock at a conversion rate of approximately 1176 shares of common stock for each share of Series C preferred Stock. Gross proceeds from the offering were approximately $17.56 million. The investors included The Pinnacle Fund, L.P., funds related to WS Management, Funds related to Enable Partners, Gryphon Master Fund, Sherleigh Associates Profit Sharing Plan, Bushido Capital Master Fund, Funds related to SRB Greenway Capital, Westpark Capital, Iroquois Master Fund and Funds related to Xerion Partners Equity, which purchased 3,000, 2,000, 1,150, 1,000, 1,000, 1,000, 1,000, 1,000, 1,000 and 500 shares of Series C preferred stock, respectively. At the time of this private placement, each of the aforementioned investors beneficially held greater than either 5% of our outstanding common stock or 5% of our outstanding preferred stock.

Review, Approval or Ratification of Transactions with Related Parties

It historically has been our unwritten policy, which policy is not otherwise evidenced, for any related party transaction that involves more than a de minimis obligation, expense or payment, to obtain approval by our board of directors prior to our entering into any such transaction. In conformity with our various policies on related party transactions, each of the above transactions discussed in this “Certain Relationships and Related Party Transactions” section has been reviewed and approved by our board of directors. In addition, the charter for our Audit Committee, which was approved by our board of directors on April 18, 2007, requires that all related party transactions be approved by our Audit Committee.

Director Independence

The board of directors affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which guidelines mirror the elements of independence set forth in Nasdaq and Securities Exchange Act rules. Based on these standards the board of directors determined that each of the following non-employee directors is independent and has no relationship with NutraCea, except as a director and/or shareholder of NutraCea:  David Bensol, Jim Lintzenich, Ed McMillan and  Kenneth Shropshire.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

NutraCea’s independent public accountants for the last completed fiscal year ended December 31, 2006, were Perry-Smith LLP (“Perry-Smith”).  The Audit Committee of our board of directors has not yet selected its principle independent registered public accounting firm to perform the audit of NutraCea’s financial statements for 2007. The Audit Committee anticipates the selection will occur at its next scheduled meeting on June 19, 2007.

The following table presents fees for professional services rendered by Perry-Smith to us for the audit of our annual financial statements for the year ended December 31, 2006, and fees billed for audit-related services, tax services and all other services rendered to us by Perry-Smith for 2006. The table also presents fees for professional services rendered by Malone & Bailey, PC (“Malone”) for the audit of our annual financial statements for fiscal 2005 and fees billed for audit-related services, tax services and all other services rendered to NutraCea by Malone for the portion of 2006 during which such firm served as NutraCea’s independent auditors.

Fees	2006		2005
Audit Fees	$147,000	(1)	$56,000	(1)
Audit-related Fees	$40,000		—
Tax Fees	$18,000		$$10,000
All other fees	—		—

Total	$205,000		$66,000
_________________
(1)
Includes $88,000 billed by Perry-Smith and $59,000 billed by Malone in 2006. Includes $12,000 billed by Perry-Smith and $44,000 billed by Malone in 2005. All other amounts in 2006 and 2005 were billed by Malone.

Audit fees. Audit fees relate to services related to the audit of NutraCea’s financial statements and review of financial statements included in NutraCea’s quarterly reports on Form 10-Q, including review of registration statements filed with the SEC.

Audit-related fees. This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of NutraCea’s financial statements and are not included under “Audit Fees,” and include fees for consultations concerning financial accounting and reporting matters, and Sarbanes-Oxley Act, Section 404 advisory services.

Tax fees. Tax fees include fees for services rendered in connection with preparation of federal, state and foreign tax returns and other filings and tax consultation services.

All other fees. There were no other fees in 2006 and 2005.

Pre-Approval Policies

NutraCea did not have a separate Audit Committee during fiscal year 2005. All of the functions of the Audit Committee were performed by the Board of Directors as a whole, including the review and authorization of all non-audit fees incurred by NutraCea. All of the non-audit fees incurred by NutraCea were authorized by the Board of Directors

Under our current pre-approval policies with respect to our independent accountants, the Audit Committee pre-approves all audit and non-audit services provided by our independent accountants prior to the engagement of the independent accountants for such services. All fees reported under the headings Audit fees, Audit-related fees, Tax fees and All other fees above for 2006 were approved by the Audit Committee before the respective services were rendered, which concluded that the provision of such services was compatible with the maintenance of the independence of the firm providing those services in the conduct of its auditing functions.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are attached hereto or incorporated by reference.

Exhibit Number	Exhibit Description

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEA

Date: April 30, 2007	By:	/s/ Bradley D. Edson
Bradley D. Edson,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Bradley D. Edson	President, Chief Executive Officer	April 30, 2007
Bradley D. Edson	and Director

Principal Financial Officerand Principal Accounting Officer:

/s/ Todd C. Crow	Chief Financial Officer	April 30, 2007
Todd C. Crow

Additional Directors:

*	Director	April 30, 2007
David Bensol

*	Director	April 30, 2007
James C. Lintzenich

*	Director	April 30, 2007
Edward L. McMillan

Director
Patricia McPeak

*	Director	April 30, 2007
Steven W. Saunders

*	Director	April 30, 2007
Kenneth L. Shropshire

*By:	/s/ Todd C. Crow
Todd C. Crow,
Attorney-in-fact