Form 10QSB/A
period 2006-03-31
NUTRACEA
filed 2007-05-07
CIK 1063537

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
AMENDMENT NO. 1

For the Quarterly Period Ended	Commission File Number
March 31, 2006	0-32565

NUTRACEA
(Name of Small Business Issuer in It Charter)

California	87-0673375
(State of Incorporation)	(I.R.S. Employer Identification)

Principal Executive Offices:
1261 Hawk's Flight Court
El Dorado Hills, CA  95762
Telephone:  (916) 933-7000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

Explanatory Note

This Amendment No. 1 is solely for the purpose of refiling Exhibit 10.2 of the Quarterly Report on Form 10-QSB (“Form 10-QSB”) of NutraCea (“NutraCea” or the “Company”), originally filed with the United States and Exchange Commission (the “Commission”) on March 31, 2006.  Exhibit 10.2 is being refiled in response to comments received from the Commission as a result of the Commission’s review of NutraCea’s confidential treatment request covering certain portions of Exhibit 10.2.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, Item 6, as amended, is set forth below.  The remainder of the Form 10-QSB originally filed on May 15, 2006 is unchanged and is not reproduced in this Amendment No. 1.  This Amendment No. 1 speaks as of the original filing date of the Form 10-QSB and reflect only the changes discussed above.  This Amendment No. 1. on Form 10-QSB/A does not reflect any events occurring after the date of filing of the Form 10-QSB as filed with the Commission on May 15, 2006, or otherwise modify or update any of the information contained therein.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit
10.2	Private Label Supply Agreement and Strategic Alliance between NutraCea and a Major Customer, ITV Global. +
31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
+ Confidential Treatment has been requested as to certain portions.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEA

Date: May 5, 2007	By:	/s/ Bradley Edson
Bradley Edson
Chief Executive Officer