Form 10-Q
period 2007-03-31
NUTRACEA
filed 2007-05-15
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-32565
____________________

NUTRACEA
(Exact Name of Registrant as Specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	87-0673375 (I.R.S. Employer Identification No.)
5090 North 40th St., Suite 400 Phoenix, AZ (Address of Principal Executive Offices)	85018 (Zip Code)
Issuer’s telephone number, including area code: (602) 522-3000

1261 Hawk’s Flight Court, El Dorado Hills, California 95762
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
____________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act). Yes      No _X_

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 135,626,000 as of April 27, 2007.

FORM 10-QSB

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	(a) Consolidated Condensed Balance Sheets at March 31, 2007 (Un-audited) and December 31, 2006	4

	(b) Consolidated Condensed Statements of Operations for the quarters ended March 31, 2007 and 2006 (Un-audited)	5

	(c) Consolidated Condensed Statements of Comprehensive Loss for the quarters ended March 31, 2007 and 2006 (Un-audited)	6

	(d) Consolidated Condensed Statements of Cash Flows for the quarters ended March 31, 2007 and 2006 (Un-audited)	7

	(e) Notes to Un-audited Consolidated Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	14

Item 3.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		26

Certifications

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. The forward-looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those projected. in such forward-looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this Current Report on Form 10-Q and in our annual Report on Form 10-K for the year ended December 31, 2006. We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this quarterly report.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2007 (Un-audited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$61,769,000	$14,867,000
Marketable securities	368,000	368,000
Trade accounts receivable, net	3,214,000	7,093,000
Inventories	1,343,000	796,000
Notes receivable, net of discount, current portion	4,928,000	1,694,000
Deposits and other current assets	2,061,000	1,383,000

Total current assets	73,683,000	26,201,000

Notes receivable, net of current portion	648,000	682,000
Property and equipment, net	11,139,000	8,961,000
Patents, trademarks, and other intangible assets, net	5,021,000	5,097,000
Goodwill	32,314,000	32,314,000

Total assets	$122,805,000	$73,255,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,399,000	$2,778,000
Deferred revenue	34,000	103,000

Total current liabilities	1,433,000	2,881,000

Commitments and contingencies:

Convertible, series B preferred stock, no par value, $1,000 stated value 20,000,000 shares authorized, 0 and 470 shares issued and outstanding	-	439,000
Convertible, series C preferred stock, no par value, $1,000 stated value 25,000 shares authorized, 2 and 5,468 shares issued and outstanding	2,000	5,051,000

Shareholders’ equity
Common stock, no par value 200,000,000 shares authorized, 134,817,754 and 103,792,827 shares issued and outstanding in 2007 and 2006, respectively	170,844,000	114,111,000
Accumulated deficit	(49,552,000)	(49,305,000)
Accumulated other comprehensive income, unrealized gain on marketable securities	78,000	78,000
Total shareholders’ equity	121,370,000	64,884,000

Total liabilities and shareholders’ equity	$122,805,000	$73,255,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Un-audited)

	Quarters ended
	March 31, 2007	March 31, 2006
Revenues
Net product sales	$1,987,000	$3,773,000
Royalty	10,000	9,000
Total revenue	1,997,000	3,782,000

Cost of goods sold	1,113,000	2,100,000

Gross Margin	884,000	1,682,000

Research and development expenses	121,000	98,000
Selling, general and administrative expenses	2,313,000	1,535,000
Professional fees	459,000	308,000
Total operating expenses	2,893,000	1,941,000

Loss from operations	(2,009,000)	(259,000)
Other income (expense)
Interest and other income	512,000	26,000
Gain on settlement	1,250,000	-

Net loss	$(247,000)	$(233,000)

Basic and diluted earnings per share:
Basic loss per share	$0.00	$(0.00)
Fully diluted loss per share	$0.00	$(0.00)

Weighted average basic number of shares outstanding	111,959,000	67,119,000
Weighted average fully diluted number of shares outstanding	111,959,000	67,119,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Un-audited)

	Quarters ended
	March 31, 2007	March 31, 2006

Net loss	$(247,000)	$(233,000)

Other comprehensive loss:
Unrealized loss on marketable securities	-	(8,000)

Net comprehensive loss	$(247,000)	$(241,000)

The accompanying notes are an integral part of these consolidated condensed financial statements.

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Un-audited)

	Quarters ended
	March 31, 2007	March 31, 2006
Cash flow from operating activities:
Net loss	$(247,000)	$(233,000)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	278,000	263,000
Stock-based compensation	438,000	389,000
Recognition of deferred income	(69,000)	-

Net changes in operating assets and liabilities
Trade accounts receivable	363,000	(541,000)
Inventories	(547,000)	(104,000)
Deposits and other current assets	(678,000)	(33,000)
Accounts payable and accrued liabilities	(1,379,000)	471,000
Net cash provided (used in) provided by operating activities	(1,841,000)	212,000

Cash flows from investing activities
Proceeds from payments of notes receivable	625,000	-
Issuance of notes receivable	(309,000)
Purchases of property and equipment, and other assets	(2,356,000)	(731,00)
Purchases of patents, trademarks, and other intangible assets	(24,000)	-
Net cash used in investing activities	(2,064,000)	(731,000)

Cash flows from financing activities
Proceeds from private placement financing, net of expenses	46,877,000	-
Proceeds from exercise of common stock options	3,930,000	-
Payment on long-term debt	-	(2,000)
Net cash provided by (used in) financing activities	50,807,000	(1,000)

Net increase (decrease) in cash	46,902,000	(521,000)

Cash, beginning of period	14,867,000	3,491,000

Cash, end of period	$61,769,000	$2,970,000

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash disclosures of investing and financing activities:
Accounts receivable converted to note receivable	$3,516,000	$-
Conversion of preferred stock to common stock	$5,488,000	$1,375,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

NUTRACEA AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONEDNSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying un-audited interim consolidated condensed financial statements of NutraCea have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in NutraCea’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for 2006 as reported in the 10-K have been omitted.

2. STOCK-BASED COMPENSATION

On January 1, 2006, NutraCea adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. NutraCea adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the quarters ended March 31, 2007 and 2006 reflect the impact of adopting SFAS 123(R).

Stock-based compensation expenses totaled $438,000 for the quarter ended March 31, 2007, of which approximately $55,000 related to the issuance of common stock to a former director for services (see Note 11) and a total of $383,000 related to the vesting of options and warrants issued to employees and consultants for services rendered. In the quarter ended March 31, 2006, stock-based compensation expenditures totaled $389,000, of which $15,000 related to the issuance of common stock to consultants and directors and a total of $374,000 related to the vesting of warrants and options issued to consultants and employees. For all agreements where stock is awarded as partial or full consideration, the expense is valued at the fair value of the stock. Expenses for stock options and warrants issued to consultants and employees are calculated based upon fair value using the Black-Scholes valuation method.

The weighted average grant date fair value of the stock options granted during the three months ended March 31, 2007 and 2006 was $2.50 and $1.31 per share, respectively. Variables used in the Black-Scholes option-pricing model include (1) risk-free discount rates from 4.51% to 4.84%, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility is 99.9% to 324.1% and (4) zero expected dividends.

3. MARKETABLE SECURITIES

On September 8, 2004, NutraCea purchased 1,272,026 shares of Langley Park Investment Trust, PLC (“Langley”), a United Kingdom closed-end mutual fund that is actively traded on a London exchange. Per the Stock Purchase Agreement, NutraCea paid with 7,000,000 shares of its own common stock.

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

As of March 31, 2007, the NutraCea shares have not lost any value. However, the Langley shares are marked down to their fair market value of $368,000, with the entire amount shown as a current asset because the escrow period has passed and we may now sell all 1,272,026 shares at any time.

Any unrealized holding gains and losses on the marketable securities are excluded from operating results and are recognized as other comprehensive income. The fair value of the securities is determined based on prevailing market prices.

On September 8, 2006, NutraCea commenced a lawsuit against Langley in the United States District Court for the Eastern District of California, Sacramento Division regarding this transaction. The matter was settled on March 27, 2007. Pursuant to the settlement, NutraCea received $1,250,000 from Langley in March 2007 and NutraCea retained all of the Langley shares. The $1,250,000 settlement is included in the income statement as other income.

4. INVENTORY

Inventories are composed of the following;

	March 31,	December 31,
	2007	2006

Finished goods	$1,131,000	$533,000
Raw materials	64,000	168,000
	148,000	95,000
	$1,343,000	$ $ 796,000

5.  NOTES RECEIVABLE

At March 31, 2007, we have eight (8) secured promissory notes outstanding to the Company with an aggregate amount of $5,576,000 (net of note discount of $3,000); $4,928,000 is reported as current and $648,000 as long-term. These secured promissory notes bear interest at annual rates from five (5%) to eight (8%) with the principal and all accrued interest due and payable to us at dates ranging from February 2007 to October 2012. During the current quarter we extended notes to certain strategic customers totaling $3,832,000 and received payments against existing notes of $625,000.

In February 2007, we converted $3,516,000 of one customer’s accounts receivable to a note receivable included in the above total, bearing interest at 7% and due in December 2007.

6. PROPERTY AND EQUIPMENT

Land, property and equipment consists of the following:

	March 31,	December 31,
	2007	2006

Land	$9,000	$9,000
Furniture and fixtures	1,377,000	916,000
Vehicles	73,000	73,000
Software	389,000	389,000
Leasehold improvements	868,000	430,000
Property, plant and equipment	4,197,000	4,197,000
Construction in progress	5,849,000	4,392,000
Total property, plant, and equipment	12,762,000	10,406,000

Less accumulated depreciation	(1,623,000)	(1,445,000)
Total property, plant, and equipment, net	$11,139,000	$8,961,000

Depreciation expense for the three months ended March 31, 2007 and 2006 was $178,000 and $228,000, respectively.

7. PATENTS AND TRADEMARKS AND OTHER INTANGIBLE ASSETS

Patents and trademarks consisted of the following at:

	March 31,	December 31,
	2007	2006

Patents	$2,560,000	$2,540,000
Trademarks	2,991,000	2,787,000
Sub-total	5,551,000	5,327,000
Less accumulated amortization	(530,000)	(430,000)
Total patents and trademarks	$5,021,000	$4,897,000

Amortization expense for the three months ended March 31, 2007 and 2006 was $100,000 and $35,000, respectively.

8. LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during all periods presented.  Options and warrants are excluded from the basic net loss per share calculation and are considered in calculating the diluted net loss per share.

The dilutive effect of outstanding options, warrants is calculated using the treasury stock method and the dilutive effect of the  convertible series B preferred stock, and convertible series C preferred stock is calculated using the as-if converted method.

Components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2007	2006

Net loss	$(247,000)	$(233,000)

Weighted average outstanding shares of common stock	111,959,000	67,119,000
Dilutive effect of preferred stock	-	-
Dilutive effect of employee stock options and awards	-	-
Common stock and common stock equivalents	111,959,000	67,119,000

Earnings per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

At March 31, 2007 there were approximately 51,444,000 options and warrants to purchase one (1) share of common stock, and 2 shares of Series C preferred stock convertible into 1,176 shares each of common stock outstanding. These are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

At March 31, 2006, there were approximately 37,082,000 options and warrants to purchase one (1) share of common stock outstanding, 470 shares of Series B Convertible Preferred Stock convertible into 940,000 common shares, and 5,468 shares of Series C Convertible Preferred Stock convertible into 6,430,368 common shares, These are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

For the three months ended March 31, 2007, five customers accounted for a total of 42% of sales: 13%, 9%, 8%, 6% and 6% respectively. No other customer was responsible for more than 5% of total sales. At March 31, 2007, three customers accounted for 64% of total accounts receivable: 48%, 11%, and 5%, respectively. No other customer accounted for more than 4% of the total outstanding accounts receivable.

For the three months ended March 31, 2006, four customers accounted for a total of 80% of sales: 69%, 4%, 4%, and 3% respectively. At March 31, 2006, accounts receivable due from these four customers were 76%, 1%, 1%, and 4%, respectively, of the total outstanding accounts receivable.

10. COMMITMENTS AND CONTINGENCIES

Employment Agreement

In the first quarter of 2007, we entered into an employment agreement for a Chief Operating Officer. This contract is for three years and includes options to purchase 250,000 shares of our common stock vesting evenly over the 36 months. The cash compensation commitment under this employment contract is $220,000 per year. Our Chief Operating Officer received a cash signing bonus of $150,000 in April 2007.

For all agreements where stock is awarded partial or full consideration, the expense is valued at the fair value of the stock.

11. STOCKHOLDERS EQUITY

Common Stock

During the three months ended March 31, 2007:

Four (4) stockholders converted 470 shares of Series B Convertible preferred Stock into 940,000 shares of our common stock. The preferred shares converted at a conversion rate of 2,000 shares of common stock for each preferred share.

Seventeen (17) stockholders converted 5,466 shares of Series B Convertible preferred Stock into 6,430,580 shares of our common stock. The preferred shares converted at a conversion rate of 1,176 shares of common stock for each preferred share.

Twenty-one (21) stockholders exercised options or warrants and received a total of 3,451,959 shares of common stock for an aggregate purchase price of $3,929.979.

We issued 17,500 shares of our common stock valued at $54,775 to a former member of our board of directors as payment for past services on our board of directors.

Options and Warrants

During the three months ended March 31, 2007:

We issued to eleven (11) employees options to purchase a total of 635,000 shares of common stock with vesting periods ranging from immediately to three years. The options expire in ten years and have exercise prices per share ranging from $2.45 to $3.39. For this period a stock option expense of $27,000 was charged for the vesting options.

We issued to three (3) consultants three warrants to purchase a total of 290,000 shares of common stock, with vesting periods ranging from 3 months to two years. These warrants expire after three to five years and have exercise prices per share ranging from $2.38 to $3.03. These warrants vest in periods after March 31, 2007 therefore no expense was recognized in the current quarter.

The expense for stock options and warrants issued to consultants and employees are calculated at fair value using the Black-Scholes valuation method.

February 2007 Private Placement

In addition to the foregoing issuances of our securities, in February 2007 we issued common stock and warrants to twenty-three (23) investors in a private placement transaction for aggregate gross proceeds of approximately $50,000,000. We issued an aggregate of 20,000,000 shares of common stock at a price of $2.50 per share and warrants to purchase an aggregate of 10,000,000 shares of our common stock at an exercise price of $3.25 per shares. The placement agent for the private placement also received a warrant to purchase 1,200,000 shares of common stock at an exercise price per share of $3.25. Each of the warrants issued in the transaction has a term of five years. The fair value of these 11,200,000 warrants using the Black-Scholes method is approximately $29,153,000. If exercised the company would receive $36,400,000.

12. SUBSEQUENT EVENTS

During April and May 2007;

Five (5) stockholders exercised options or warrants and received for a total of 808,095 shares of common stock for an aggregate purchase price of approximately $467,000.

Six (6) employees were issued options to purchase a total of 190,000 shares of common stock with vesting periods ranging from immediately to two years. The options expire in ten years and have exercise prices per share of $3.03 to $4.05.

We issued to one (1) consultant a warrant to purchase a total of 25,000 shares of common stock at an exercise price of $3.27 that vest as to 5,000 warrant shares each calendar quarter.

In April, we acquired shares of convertible preferred stock and secured convertible notes of a customer from the holders of those outstanding securities, for an aggregate of approximately $5,200,000. Commencing in July 2007, the notes can be converted into shares of common stock of the customer.

In April 2007, we extended a $500,000 note to another customer.  This note included the conversion of $365,000 of that customer's accounts receivable and bears interest at 10%, is secured by over $4,000,000 of the customer's assets, and is due in less than one year.

On May 1, 2007 we purchased a facility located in the southwest that included machinery and customer lists which enables us to produce equine pellets using our  stabilized rice bran, and would result in our being able to provide the only source of Stabilized Rce Bran ("SRB") pellets in the equine feed marketplace. The purchase price was $2,150,000 in cash with a put option back to the seller’s shareholders if representations and performance do not meet levels specified in the agreement during the initial six months of operations.  The initial outlay of cash was $1,605,000 with the balance payable after 6 and 12 months as hold backs.

13. IMPLEMENTATION OF RECENT ACCOUNTING PRONOUNCEMENTS

During the first fiscal quarter of 2007, we implemented the following new critical accounting policies;

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 123(R) (SFAS 158). Under SFAS 158, companies must: a) recognize a net liability or asset to report the funded status of their plans on their statement of financial position, b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur in comprehensive income. The Company adopted the measurement date provisions of SFAS 158 effective October 1, 2006. The Company will adopt the recognition provisions of SFAS 158 as of the end of fiscal year 2007 as required by SFAS 158.

In June 2006, the FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”), which provides guidance on the accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics:  (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the Securities and Exchange Commission within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained.  FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.  The adoption of FSP EITF 00-19-2 on January 1, 2007 did not have a material impact on the Company’s financial position or results of operations.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company’s year ending September 30, 2009. The Company is currently evaluating the impact of SFAS 159 on the Company’s financial statements.

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

The following is a discussion of the consolidated financial condition of our results of operations for the quarters ended March 31, 2007 and 2006.

QUARTERS ENDED MARCH 31, 2007 AND 2006

For the three months ended March 31, 2007, the Company’s net loss was $247,000, or $0.00 per share, compared to a $233,000 net loss, or $0.00 per share, in the same period of 2006, showing an additional loss of $14,000. The additional loss for the quarter was primarily due to a $1,250,000 gain on the settlement of a lawsuit (see Note 3), and an increase of $486,000 in interest income, offset by a $798,000 decrease in gross margins and an increase of $952,000 in total operating expenses.

Consolidated revenues through March 31, 2007 of $1,997,000 decreased $1,785,000, or 47%, from the same period last year. The revenue decrease is primarily attributed to decreased infomercial sales and not recognizing $2,600,000 of purchase orders (see below).

During quarter ended March 31, 2007 we received $2,600,000 of purchase orders for product that we produced for to three new customers but we did not recognize revenues for reasons including the timing of the acceptance of delivery by the customers and labels not being completed by the third-party co-packer.  The labeling is the responsibility of the customer.  We anticipate recognizing the revenue from these orders in the second quarter of 2007 when we receive payment.

Gross margins in the quarter ended March 31, 2007 were $884,000, or 44%, compared to $1,682,000, or 45%, during the same period last year. Gross margins on our various product lines vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity.

Research and Development (“R&D”) expenses increased from $98,000 for the quarter ended March 31, 2006 to $122,000 for the quarter ended March 31, 2007, or an increase of $23,000. The increase was attributed to higher product development costs and employee related expenses due to increased R&D activities and expanded scientific staff compared to the same period last year. The Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

Sales, General and Administrative expenses were $2,313,000 and $1,535,000 in the quarterly periods ended March 31, 2007 and 2006 respectively, an increase of $778,000, or 51%. The increase was largely due to growth in payroll and marketing related costs. Salaries and benefits costs increased $417,000 during the period ended March 31, 2007 compared to this period last year and marketing costs due to increased tradeshow participation increased $198,000, reflecting necessary investments in personnel and marketing to sustain the anticipated growth in sales.

Professional fees increased $151,000 from $308,000 for the quarter ended March 31, 2006 to $459,000 for the quarter ended March 31, 2007. The higher professional fees in 2007 primarily relate to consulting fees incurred in connection with marketing and business development activities. Professional fees include costs related to accounting, legal and consulting services.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, our source of liquidity was cash in the amount of $61,769,000. Our cash was $14,867,000 at December 31, 2006, an increase of $46,902,000 for the quarter ended March 31, 2007. For the first quarter of 2007, net cash used in operations was $1,841,000, compared to net cash provided by operations in the same period of 2006 of $212,000, a decrease of $2,053,000. This increase in cash used in operations resulted primarily from the $1,379,000 reduction in accounts payable, a $678,000 increase in deposits and other current assets, a $547,000 increase in inventories, offset by the $363,000 decrease in accounts receivable during the period (net of a conversion of a customers’ accounts receivable of $3,516,000 to a short-term note receivable, see Note 5).

Cash used in investing activities in the first quarter of 2007 was $2,064,000, compared to $731,000 for the same period of 2006. This increase was primarily caused by our current plant expansion expenditures of $2,356,000 offset by payments against notes receivable of $316,000 to certain strategic partners (net of a conversion of a customers’ accounts receivable of $3,516,000 to a short-term note receivable, see Note 5).

Cash provided by financing activities for the period ended March 31, 2007, was approximately $50,807,000, which reflects proceeds from our private placement financing (see below) and exercises of common stock options and warrants. Our working capital position as of March 31, 2007 was $72,250,000 compared to $23,320,000 reported in our annual report of December 31, 2006.

On February 15, 2007, we sold an aggregate of 20,00,000 shares of our common stock at a price of $2.50 per share in connection with a private placement for aggregate gross proceeds of $50,000,000 (approximately $47,000,000 after offering expenses). Additionally, the investors were issued warrants to purchase an aggregate of 10,000,000 shares of our common stock at an exercise price of $3.25 per share. An advisor for the financing received a customary 6% cash-fee, based on aggregate gross proceeds received from the investors, and reasonable expenses and a warrant to purchase 1,200,000 shares of common stock at an exercise price per share of $3.25. The warrants have a term of five years and are exercisable after August 16, 2007.

In April 2007, we acquired shares of convertible preferred stock and secured convertible notes of a customer from the holders of those outstanding securities, for an aggregate of approximately $5,200,000. Commencing in July 2007, the notes can be converted into shares of common stock of the customer.

On May 1, 2007 we purchased a facility located in the southwest that included machinery and customer lists which enables us to produce stabilized rice bran pellets and provide the only source of SRB pellets in the equine feed marketplace. The purchase price was $2,150,000 in cash with a put option back to the seller’s shareholders if representations and performance not measure up during the initial six months of operations.  The initial outlay of cash was $1,605,000 with the balance payable after 6 and 12 months as hold backs.

We have sufficient cash reserves to meet all anticipated short-term operating requirements. We believe we can increase our production capacity to meet our sales demand with our current cash reserves and results of operations.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon unaudited consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, our accountants evaluate the estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates.

For further information about other critical accounting policies, see the discussion of critical accounting policies in our 2006 Form 10-K for the fiscal year ended December 31, 2006.

During the first fiscal quarter of 2007, we implemented the following new critical accounting policies;

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 123(R) (SFAS 158). Under SFAS 158, companies must: a) recognize a net liability or asset to report the funded status of their plans on their statement of financial position, b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur in comprehensive income. The Company adopted the measurement date provisions of SFAS 158 effective October 1, 2006. The Company will adopt the recognition provisions of SFAS 158 as of the end of fiscal year 2007 as required by SFAS 158.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company’s year ending September 30, 2009. The Company is currently evaluating the impact of SFAS 159 on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”), which provides guidance on the accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics:  (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the Securities and Exchange Commission within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained.  FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.  The adoption of FSP EITF 00-19-2 on January 1, 2007 did not have a material impact on the Company’s financial position or results of operations.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company’s year ending September 30, 2009. The Company is currently evaluating the impact of SFAS 159 on the Company’s financial statements. Put in recent pronouncements

Item 3.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2007, NutraCea’s disclosure controls and procedures were adequate to ensure that information required to be disclosed by NutraCea in reports filed or submitted under the Exchange Act were timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the quarter covered by this report, there was no change in NutraCea’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART 2.	OTHER INFORMATION

Item 1.	Legal Proceedings

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, NutraCea commenced a lawsuit on September 8, 2006 against Langley Park Investments, PLC, a United Kingdom Corporation (“Langley”) in the United State District Court for the Eastern District of California, Sacramento Division. The factual basis underlying that case involved a private-placement transaction in which NutraCea exchanged 7 million restricted shares of its common stock for 1,272,026 ordinary shares of Langley which were place in escrow subject to certain conditions. After the commencement of the litigation, the parties entered into a Pre-Settlement/Escrow agreement, pursuant to which they agreed that the proceeds from Langley’s sale of certain NutraCea shares, totaling $2.5 million, would be deposited into an escrow account. The matter was settled in the first quarter of 2007. Pursuant to the settlement, NutraCea received $1.25 million from the $2.5 million held in escrow (Langley received the remainder), and NutraCea retained all of the Langley shares.

From time to time we are involved in litigation incidental to the conduct of our business. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations.

Item 1A.	Risk Factors

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

We began operations in February 2000 and incurred losses in each reporting period until 2006. Our prospects for financial success are difficult to forecast because we have a relatively limited operating history. Our prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets. Our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in product development, possible cost overruns due to price and cost increases in raw product and manufacturing processes, uncertain market acceptance, and inability to respond effectively to competitive developments and attract, retain and motivate qualified employees. Therefore, there can be no assurance that our business or products will be successful, that we will be able to achieve or maintain profitable operations or that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.

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

We depend on a limited number of customers.

During 2006, we received approximately 67% of product sales revenue from five customers and approximately 48% of our revenue from one customer. During the first quarter of 2007, we received approximately 42% of our revenue from five customers, with the largest customer accounting for approximately 13% of our revenue. A loss of any of these customers could have a material adverse effect on our revenues and results of operations.

We rely upon a limited number of product offerings.

All of our products are based on stabilized rice bran. Although we will market stabilized rice bran as a dietary supplement, as an active food ingredient for inclusion in our products and in other companies’ products, and in other ways, a decline in the market demand for our products, as well as the products of other companies utilizing our products, could have a significant adverse impact on us.

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

All of our current products depend on our proprietary technology using unstabilized or raw rice bran, which is a by-product from milling paddy rice to white rice. Our ability to manufacture stabilized rice bran raw is currently limited to the production capability of our production equipment at Farmers’ Rice Co-operative (“FRC”) and our single value-added products plant in Dillon, Montana. Between the Dillon, Montana plant and the facility at FRC, we currently are capable of producing just enough finished products to meet current demand. The existing plants do not allow for dramatic expansion of product demand, therefore domestic production capacity is needed. Anticipating incremental demand for NutraCea Products, we completed the first phase of an expansion of the Dillon, Montana facility in 2006. We have also entered into a new raw rice bran supply agreement with Louisiana Rice Mill (“LRM”) in Louisiana. The supply agreement led to the construction of a new Stabilization plant in Mermentau which became operational in April 2007. These facilities plus another Stabilization and value-added plant scheduled to be operational by the end of 2007 should meet our production needs for 2007, but we do not anticipate that they will meet our longer term supply needs. Therefore, we anticipate building new facilities to meet the forecasted demand for our products and envision we will be able to execute on this initiative. In the event we are unable to create additional production capacity to produce more stabilized rice bran products to fulfill our current and future requirements this could materially and adversely affect our business, results from operations, and financial condition.

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

There currently are no claims or lawsuits pending or threatened against us or RiceX regarding possible infringement claims, but there can be no assurance that infringement claims by third parties, or claims for indemnification resulting from infringement claims, will not be asserted in the future or that such assertions, if proven to be accurate, will not have a material adverse affect on our business, financial condition and results of operations. In the future, litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to defend against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any litigation could result in substantial cost and diversion of our efforts, which could have a material adverse affect on our financial condition and results of operations. Adverse determinations in any litigation could result in the loss of our proprietary rights, subjecting us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our systems, any of which could have a material adverse affect on our financial condition and results of operations. There can be no assurance that a license under a third party’s intellectual property rights will be available to us on reasonable terms, if at all.

We are dependent on key employees and consultants.

Our success depends upon the efforts of our top management team, including the efforts of Bradley D. Edson, our President and Chief Executive Officer, Todd C. Crow, our Chief Financial Officer, Leo Gingras, our Chief Operating Officer, Margie D. Adelman, our Secretary and Senior Vice President and Kody K. Newland, our Senior Vice President of Sales and Marketing. Although we have written employment agreements with each of the foregoing individuals there is no assurance that such individuals will not die, become disabled, or resign. In addition, our success is dependent upon our ability to attract and retain key management persons for positions relating to the marketing and distribution of our products. There is no assurance that we will be able to recruit and employ such executives at times and on terms acceptable to us.

We Have Not Yet Achieved Positive Cash Flow

We have not generated a positive cash flow from operations continuous period to period since commencing operations. We raised in private placements of equity approximately $50,000,000 in February 2007, $17,560,000 in May 2006, and $8,000,000 in October 2005, and paid off all short and long term debt obligations, strengthening our balance sheet and positioning us for the growth in sales we are anticipating. While we believe that we have adequate cash reserves and working capital to fund current operations, our ability to meet long term business objectives may be dependent upon our ability to raise additional financing through public or private equity financings, establish increasing cash flow from operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund long-term operations. There is no assurance that external funds will be available on terms acceptable to us in sufficient amount to finance operations until we do reach sufficient positive cash flow to fund our capital expenditures. In addition, any issuance of securities to obtain such funds would dilute percentage ownership of our shareholders. Such dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. Incurring additional debt may involve restrictive covenants and increased interest costs and demand on future cash flow. Our inability to obtain sufficient financing may require us to delay, scale back or eliminate some or all of our product development and marketing programs.

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

Risks Related to Our Stock

Our Stock Price is Volatile.

The market price of a share of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The high and low sales prices of a share of common stock for the following periods were:

	High	Low

Three months ended March 31, 2007	$3.39	$2.21

Twelve months ended December 31, 2006	$2.74	$0.60

Twelve months ended December 31, 2005	$1.81	$0.30

The market price of a share of our common stock may continue to fluctuate in response to a number of factors, including:

•	announcements of new products or product enhancements by us or our competitors;

•	fluctuations in our quarterly or annual operating results;

•	developments in our relationships with customers and suppliers;

•	the loss of services of one or more of our executive officers or other key employees;

•	announcements of technological innovations or new systems or enhancements used by us or its competitors;

•	developments in our or our competitors intellectual property rights;

•	adverse effects to our operating results due to impairment of goodwill;

•	failure to meet the expectation of securities analysts’ or the public; and

•	general economic and market conditions.

We have significant “equity overhang” which could adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of equity securities.

As of April 27, 2007, NutraCea had approximately 135,626,000 shares of common stock outstanding. Additionally, as of April 27, 2007, options and warrants to purchase approximately 50,549,000 shares of our common stock were outstanding. The possibility that substantial amounts of our outstanding common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

Sales of Our Stock Pursuant to Registration Statements May Hurt Our Stock Price

We granted registration rights to the investors in our October 2005, May 2006 and February 2007 capital stock and warrant financings. As of April 27, 2007, approximately 13,088,000 shares of our common stock remained eligible for resale pursuant to outstanding registration statements filed for these investors. Sales or potential sales of a significant number of shares into the public markets may negatively affect our stock price.

The Exercise of Outstanding Options and Warrants May Dilute Current Shareholders

As of April 27, 2007, there were outstanding options and warrants to purchase approximately 50,549,000 shares of our common stock. Holders of these options and warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Moreover, while these options and warrants are outstanding, our ability to obtain financing on favorable terms may be adversely affected.

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

As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement its current products, expand the breadth of its markets or enhance technical capabilities, or that may otherwise offer growth opportunities. In the event of any future acquisitions, we could:

•	issue stock that would dilute current shareholders’ percentage ownership;

•	incur debt; or

•	assume liabilities.

These purchases also involve numerous risks, including:

•	problems combining the purchased operations, technologies or products;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of purchased organizations.

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

During the quarter ended March 31, 2007, NutraCea issued the following securities without registration under the Securities Act of 1933:

Common Stock

During the three months ended March 31, 2007:

Four (4) stockholders converted 470 shares of Series B Convertible preferred Stock into 940,000 shares of our common stock. The preferred shares converted at a conversion rate of 2,000 shares of common stock for each preferred share.

Seventeen (17) stockholders converted 5,466 shares of Series B Convertible preferred Stock into 6,430,580 shares of our common stock. The preferred shares converted at a conversion rate of 1,176 shares of common stock for each preferred share.

Twenty-one (21) stockholders exercised options or warrants and received a total of 3,451,959 shares of common stock for an aggregate purchase price of $3,929.979.

We issued 17,500 shares of our common stock valued at $54,775 to a former member of our board of directors as payment for past services on our board of directors.

Options and Warrants

During the three months ended March 31, 2007:

We issued to eleven (11) employees options to purchase a total of 635,000 shares of common stock with vesting periods ranging from immediately to three years. The options expire in ten years and have exercise prices per share ranging from $2.45 to $3.39. For this period a stock option expense of $27,000 was charged for the vesting options.

We issued to three (3) consultants three warrants to purchase a total of 290,000 shares of common stock, with vesting periods ranging from 3 months to two years. These warrants expire after three to five years and have exercise prices per share ranging from $2.38 to $3.03. These warrants vest in periods after March 31, 2007 therefore no expense was recognized in the current quarter.

The expense for stock options and warrants issued to consultants and employees are calculated at fair value using the Black-Scholes valuation method.

February 2007 Private Placement

In addition to the foregoing issuances of our securities, in February 2007 we issued common stock and warrants to twenty-three (23) investors in a private placement transaction for aggregate gross proceeds of approximately $50,000,000. We issued an aggregate of 20,000,000 shares of common stock at a price of $2.50 per share and warrants to purchase an aggregate of 10,000,000 shares of our common stock at an exercise price of $3.25 per shares. The placement agent for the private placement also received a warrant to purchase 1,200,000 shares of common stock at an exercise price per share of $3.25. Each of the warrants issued in the transaction has a term of five years. The fair value of these 11,200,000 warrants using the Black-Scholes method is approximately $55,390,000. When exercised the company would receive $36,400,000.

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

NUTRACEA

Dated: May 15, 2007	/s/ Bradley Edson
Bradley Edson
Chief Executive Officer

Dated: May 15, 2007	/s/ Todd C. Crow
Todd C. Crow,
Chief Financial Officer (Principal Accounting Officer)