Form 10-Q
period 2007-06-30
NUTRACEA
filed 2007-08-14
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934). Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 141,345,161 as of August 3, 2007.

FORM 10-Q

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

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$51,500,000	$14,867,000
Restricted cash	545,000	-
Marketable securities	459,000	368,000
Trade accounts receivable, net of allowance for doubtful accounts of $1,075,000 and $20,000, respectively	8,075,000	7,093,000
Inventories	801,000	796,000
Notes receivable, net of discount, current portion	4,274,000	1,694,000
Deposits and other current assets	1,767,000	1,383,000

Total current assets	67,421,000	26,201,000

Notes receivable, net of current portion	5,216,000	682,000
Property and equipment, net	14,673,000	8,961,000
Investment in joint venture	1,250,000	-
Other intangible assets, net	5,616,000	5,097,000
Goodwill	39,372,000	32,314,000
Other non-current assets	12,000	-

Total assets	$133,560,000	$73,255,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,866,000	$2,778,000
Accrual for contribution to related party joint venture	1,500,000	-
Deferred revenue	29,000	103,000

Total current liabilities	6,395,000	2,881,000

Commitments and contingencies

Convertible, series B preferred stock, no par value, $1,000 stated value, 20,000,000 shares authorized, 0 and 470 shares issued and outstanding	-	439,000
Convertible, series C preferred stock, no par value, $1,000 stated value, 25,000 shares authorized, 2 and 5,468 shares issued and outstanding	2,000	5,051,000

Shareholders’ equity:
Common stock, no par value 350,000,000 shares authorized, 140,217,953 and 103,977,715 shares issued and outstanding in 2007 and 2006, respectively	174,544,000	114,111,000
Accumulated deficit	(47,550,000)	(49,305,000)
Accumulated other comprehensive income, unrealized gain on marketable securities	169,000	78,000
Total shareholders’ equity	127,163,000	64,884,000

Total liabilities and shareholders’ equity	$133,560,000	$73,255,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Revenues:
Net product sales	$9,983,000	$7,932,000	$7,996,000	$4,159,000
Royalty and licensing fees	5,010,000	16,000	5,000,000	7,000
Total revenue	14,993,000	7,948,000	12,996,000	4,166,000

Cost of goods sold	4,976,000	4,433,000	3,863,000	2,333,000

Gross margin	10,017,000	3,515,000	9,133,000	1,833,000

Research and development expenses	291,000	198,000	170,000	94,000
Selling, general and administrative expenses	7,970,000	2,852,000	5,657,000	1,348,000
Professional fees	1,995,000	434,000	1,536,000	101,000
Total operating expenses	10,256,000	3,484,000	7,363,000	1,543,000

Income (loss) from operations	(239,000)	31,000	1,770,000	290,000

Other income (expense)
Interest income (net)	1,388,000	135,000	876,000	109,000
Gain on settlement	1,250,000	-	-	-
Loss on retirement of assets	(309,000)	-	(309,000)	-
Loss on equity investment	(250,000)	-	(250,000)	-
Total income before income tax	1,840,000	166,000-	2,087,000	109,000
Income tax expense	(85,000)	-	(85,000)	-

Net income	$1,755,000	$166,000	$2,002,000	$399,000

Basic and diluted earnings per share:
Basic income per share	$0.01	$0.00	$0.01	$0.00
Fully diluted income per share	$0.01	$0.00	$0.01	$0.00
Weighted average basic number of shares outstanding	118,952,000	68,808,000	136,257,000	71,792,000
Weighted average diluted number of shares outstanding	148,954,000	119,309,000	167,259,000	123,293,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006

Net income	$1,755,000	$166,000	$2,002,000	$399,000

Other comprehensive income:
Unrealized gain (loss) on marketable securities	91,000	(13,000)	91,000	(5,000)

Net comprehensive income	$1,846,000	$153,000	$2,093,000	$394,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flow from operating activities:
Net income	$1,755,000	$166,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	894,000	548,000
Provision for doubtful accounts	1,055,000
Loss on retirement of assets	309,000	-
Stock-based compensation	1,263,000	540,000
Recognition of deferred income	(73,000)	-
Loss on equity investment	250,000	-
Net changes in operating assets and liabilities (net of effects of of Grainovations, Inc. acquisition and Vital Living, Inc. consolidation):
Trade accounts receivable	(4,752,000)	(1,811,000)
Inventories	36,000	(258,000)
Deposits and other assets	(380,000)	(14,000)
Accounts payable and accrued liabilities	(726,000)	1,315,000
Net cash (used)/provided by operating activities	(369,000)	486,000

Cash flows from investing activities:
Proceeds from payments of notes receivable	1,796,000	-
Issuance of notes receivable	(5,029,000)	(800,000)
Investment in Grainovation, Inc.	(2,168,000)	-
Investment in Vital Living, Inc.	(5,144,000)	-
Purchases of property and equipment	(6,026,000)	(1,971,000)
Purchases of other assets	-	(2,415,000)
Purchases of other intangible assets	(109,000)	-
Net cash used in investing activities	(16,680,000)	(5,186,000)

Cash flows from financing activities:
Proceeds from private placement financing, net of expenses	46,805,000	15,972,000
Proceeds from exercise of common stock options	6,877,000	-
Payment on long-term debt	-	(4,000)
Net cash provided by financing activities	53,682,000	15,968,000

Net increase in cash	36,633,000	11,268,000
Cash, beginning of period	14,867,000	3,491,000

Cash, end of period	$51,500,000	$14,759,000

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$85,000	$6,000

Non-cash disclosures of investing and financing activities:
Accounts receivable converted to note receivable	$3,881,000	$-
Accrual for investment in Grain Enhancements joint venture	$1,500,000	$-
Accrual for acquisition of equine feed supplement business	$-	$733,000
Conversion of preferred stock to common stock	$5,488,000	$2,425,000
Unrealized gain (loss) on marketable securites	$91,000	$(5,000)

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

The unaudited condensed consolidated financial statements include the accounts of NutraCea and our wholly-owned subsidiaries as well as a variable interest entity, Vital Living, Inc., for which we are the primary beneficiary as defined by Financial Accounting Standards Board, or FASB, Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” or FIN 46R. All inter-company accounts and transactions have been eliminated. We operate in one business segment, which is the manufacturing and distribution nutritional supplements.

2.    STOCK-BASED COMPENSATION

On January 1, 2006, NutraCea adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. NutraCea adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the six and three months ended June 30, 2007 and 2006 reflect the impact of adopting SFAS 123(R).

Stock-based compensation expenses totaled $1,263,000 and $825,000 for the six and three months ended June 30, 2007, and $540,000 and $151,000 for the six and three months ended June 30, 2006.

For all agreements where stock is awarded as partial or full consideration, the expense is valued at the fair value of the stock. Expenses for stock options and warrants issued to consultants and employees are calculated based upon fair value using the Black-Scholes valuation method.

Stock-based compensation expenses consisted of the following at:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006

Consulting fees	$281,000	$190,000	$266,000	$25,000
Directors fees	87,000	53,000	50,000	53,000
Employees	840,000	197,000	509,000	73,000
To directors and former director for services	55,000	100,000	-	-

Total stock-based compensation expense	$1,263,000	$540,000	$825,000	$151,000

The weighted average grant date fair value of the stock options granted during the six months ended June 30, 2007 and 2006 was $2.78 and $1.31 per share, respectively. Assumptions used in the Black-Scholes option-pricing model include (1) risk-free discount rates from 4.51% to 4.84%, (2) expected option life is calculated using the short-cut method allowed by Staff Accounting Bulletin 107, (3) expected volatility ranges from 67.% to 324 % and (4) zero expected dividends. For expected volatility, share-based expenses are calculated beginning in fiscal year 2007 using a share history from the October 5, 2005 date of the NutraCea/RiceX merger which results in a volatility rate of about 67%. In prior periods the fair value was determined using average share prices from inception of the Company to the end of the respective reporting period which yielded volatility rates up to 324%.

3.    MARKETABLE SECURITIES

On September 8, 2004, NutraCea purchased 1,272,026 shares of Langley Park Investment Trust, PLC (“Langley”), a United Kingdom closed-end mutual fund that is actively traded on a London exchange. Per the Stock Purchase Agreement, NutraCea paid with 7,000,000 shares of its own common stock.

Per the agreement with Langley, NutraCea may sell 636,013 shares of Langley at any time, and the remaining 636,013 shares of Langley and the 7,000,000 shares of NutraCea are escrowed together for a 2-year period ended October 7, 2006. At the end of the period, Langley’s NutraCea shares are measured for any loss in market value and if so, NutraCea must give up that pro-rata portion of its Langley shares up to the escrowed 636,013 shares.

As of June 30, 2007, the NutraCea shares have not lost any value. The Langley shares are recorded at their fair market value of $368,000 at December 31, 2006 and $459,000 at June 30, 2007, with the entire amount shown as a current asset because the escrow period has passed and we may now sell all 1,272,026 shares at any time. We have recorded an unrealized gain of $91,000 in the six months ended June 30, 2007.

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

4.    INVENTORY

Inventories are composed of the following;

	June 30,	December 31,
	2007	2006

Finished goods	$382,000	$533,000
Work in process	99,000	-
Raw materials	122,000	168,000
Packaging supplies	198,000	95,000
	$801,000	$796,000

5.    NOTES RECEIVABLE

At June 30, 2007, we held twelve (12) secured promissory notes payable to the Company with aggregate outstanding amounts under these notes of $9,491,000 (net of note discount of $1,000); $4,274,000 is reported as current and $5,216,000 as long-term. These secured promissory notes bear interest at annual rates ranging from 5% to 10% with the principal and all accrued interest due and payable to us at dates ranging from July 2007 to October 2012.

During the six months ended June 30, 2007 we loaned a total of $5,029,000, (net of conversion of 3,881,000 of accounts receivables to short-term note receivable), to certain strategic customers, which loans were evidenced by promissory notes, and received payments totaling $1,176,000 on existing promissory notes. We also accrued interest income of $127,000 and received cash payments of $72,000 for accrued interest during the second quarter.

In February 2007, we converted $3,516,000 of one customers’ accounts receivable to a note receivable included in the above total, bearing interest at 7% and due in December 2007. In April 2007 we converted $365,000 of another customers’ accounts receivable to a note receivable included in the above total, bearing interest at 10% and due in October 2007.

During the second quarter of 2007 we granted to Pacific Holdings Advisors Limited (“PAHL”) an exclusive, perpetual, royalty-free right and license to use and distribute Stabilized Rice Bran (“SRB”) and SRB derivative products in certain Southeast Asian countries. PAHL paid a one-time fee of $5,000,000 for these rights. PAHL paid the license fee by issuing to NutraCea an adjustable rate promissory note initially bearing interest at the rate of 4.52% that is guaranteed by the parent of PAHL. The principal and accrued interest under this promissory note is due on five year payment terms.

6.    PROPERTY AND EQUIPMENT

Land, property and equipment consists of the following:

	June 30,	December 31,
	2007	2006

Land	$9,000	$9,000
Furniture and fixtures	2,288,000	916,000
Vehicles	73,000	73,000
Software	391,000	389,000
Leasehold improvements	576,000	430,000
Property, plant and equipment	12,072,000	4,197,000
Construction in progress	1,237,000	4,392,000
Total property, plant, and equipment	16,646,000	10,406,000

Less accumulated depreciation	(1,973,000)	(1,445,000)
Total property, plant, and equipment, net	$14,673,000	$8,961,000

Depreciation expense for the six months ended June 30, 2007 and 2006 was $642,000 and $432,000, respectively.

7.    OTHER INTANGIBLE ASSETS

Other intangibles consisted of the following at:

	June 30,	December 31,
	2007	2006

Patents	$2,656,000	$2,540,000
Copyrights and trademarks	2,992,000	2,987,000
Non-compete agreements	650,000	-
Subtotal of other intangible assets	6,298,000	5,527,000
Less accumulated amortization	(682,000)	(430,000)
Total other intangible assets, net	$5,616,000	$5,097,000

Amortization expense for the six months ended June, 2007 and 2006 was $252,000 and $116,000, respectively.

8.    EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during all periods presented.  Options and warrants are excluded from the basic earnings per share calculation and are considered in calculating the diluted earnings per share.

The dilutive effect of outstanding options, warrants is calculated using the treasury stock method and the dilutive effect of the convertible series B preferred stock, and convertible series C preferred stock is calculated using the as-if converted method.

Components of basic and diluted earnings per share were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Net income	$1,755,000	$166,000	$2,002,000	$399,000

Weighted average outstanding shares of common stock	118,952,000	68,808,000	136,257,000	71,792,000
Convertible preferred stock	2,000	31,501,000	2,000	31,501,000
Stock options and warrants	47,129,000	47,307,000	47,129,000	47,307,000
Common stock and common stock equivalents	30,000	19,000	31,000	20,000
Total diluted shares	148,954,000	119,309,000	167,259,000	123,293,000
Earnings per share:
Basic	$0.01	$0.00	$0.01	$0.00
Diluted	$0.01	$0.00	$0.01	$0.00

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

For the six months ended June 30, 2007, two customers accounted for a total of 49% of sales, 26% and 23% respectively. No other customer was responsible for more than 5% of total sales. At June 30, 2007, three customers accounted for 82% of total accounts receivable: 33%, 29%, and 20% respectively. No other customer accounted for more than 3% of the total outstanding accounts receivable.

For the six months ended June 30, 2006, four customers accounted for a total of 76% of sales: 64%, 5%, 4%, and 3% respectively. At June 30, 2006, accounts receivable due from these four customers were 78%, 0%, 2%, and 1%, respectively, of the total outstanding accounts receivable.

10.    ACQUISITIONS AND JOINT VENTURES

Grainnovation, Inc.

In April 2007, we acquired 100% of the outstanding stock of Grainnovation, Inc. (“GI”) a privately held company that had equipment for pelletizing horse feed for equine customers of strategic value to NutraCea, and certain assets used in GI’s business for a total of $2,150,000, of which $1,605,000 of the purchase price was paid at closing, with the balance (“holdback”) being due in payments of $235,000 and $310,000 in six months and twelve months respectively, subject to reduction in the event of breaches of representations, warranties and covenants contained in the transaction documents. The holdback is held in third-party escrow and is including in our consolidated condensed balance sheet as restricted cash and current liabilities. The investment is recorded in our financial statements included herein at the aggregate purchase price and its results of operations from the date of acquisition are reflected in our statement of operations for the periods ended June 30, 2007.

Under the purchase agreement, NutraCea may cause the former stockholders of GI to repurchase all the outstanding shares of GI if certain post-closing covenants of the Company are not satisfied in the six months following the closing date of the purchase. Under the repurchase provision we believe we could recover our investment; however, as management considers the repurchase of the GI stock by its’ former stockholders as an unlikely event we have not included any such contingency in our financial statements.

The following table summarized the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We incurred $20,000 in legal fees relating to this purchase, which are added to the purchase price and Goodwill. The Company is in the process of obtaining third-party valuations of certain intangible assets; the allocation of the purchase price is subject to refinement:

Cash	$1,000
Accounts receivable	26,000
Inventory	11,000
Property and equipment	623,000
Covenant not to compete	650,000
Goodwill	917,000
Total Assets	2,228,000

Accrued liabilities	58,000
Total Liabilities	58,000

Net assets acquired	$2,170,000

Grain Enhancements LLC

In June 2007, we entered into a joint venture with Pacific Advisors Holdings Limited (“PAHL”) to form Grain Enhancements LLC, (“Grain Enhancements”) a Delaware limited liability company. NutraCea and PAHL each will hold a 47.5% share of Grain Enhancements. The remaining interest is held by Theorem Group LLC (“Theorem”) (3.333%) and Ho’okipa Capital Partners, Inc. (1.667%). The purpose of Grain Enhancements is to develop and market SRB and related products in certain Southeast Asian countries. Grain Enhancements will purchase SRB exclusively from NutraCea until its own facilities are in operation and NutraCea will lease to Grain Enhancements at cost the necessary equipment for such facilities. Payments under the equipment lease will be payable in full upon installation of the equipment.

Under the agreement, NutraCea and PAHL will contribute up to $5,000,000 each to Grain Enhancements to fund the operations, of which $1,500,000 each was due on June 30, 2007. We made our initial contribution in July 2007. Additionally, $2,000,000 each is to be contributed no later than October 2007, and the remaining $1,500,000 from each partner is due no later than August 2008. Theorem was paid $750,000 and $500,000 by NutraCea and Grain Enhancements, respectively, for services relating to the formation of the joint venture. Through June 30, 2007, our portion of Grain Enhancements net loss was $250,000.

Our capital contribution of $1,500,000 made in July 2007, is included in our consolidated condensed balance sheet as a related party paybale at June 30, 2007.

Our investment in Grain Enhancements is accounted for under the equity method of accounting. At June 30, 2007 the value of our investment was $1,250,000.

Summary financial information of Grain Enhancements, LLC at June 30, 2007 is:

Assets
Due from partners	$3,000,000
Liabilities and Equity
Due to Theorem	$500,000
Partners equity	3,000,000
Accumulated deficit	(500,000)
Total liabilities and equity	$3,000,000

Vital Living, Inc.

In April 2007 we acquired certain securities of Vital Living, Inc., (“VLI”) a publicly traded company. VLI distributes nutritional supplements using similar manufacturing and distribution processes. We paid $1,000,000 for 1,000,000 shares of outstanding preferred stock and $4,226,000 for the outstanding Senior Secured Notes (“Notes”). The Notes are convertible to VLI common stock and bear interest at 12% per annum, payable June 15 and December 15 and mature in December 2008.  Our intention is not to exercise our option to convert the Notes into shares of VLI common stock, rather, we intend to acquire certain assets of Vital Living. In June 2007 we entered into a non-binding letter of intent with Vital Living to acquire certain assets, however, we have not entered into a definitive agreement to acquire such assets.

Our accounting for the purchase of these securities of VLI qualifies as a Variable Interest Entity (“VIE”) in accordance with FASB Interpretations No. 46R “Consolidation of Variable Interest Entities.” As the primary beneficiary, we have consolidated VLI into the Financial Statements.

The purchase price allocated to the assets and liabilities in April 2007 is as follows:

Assets
Cash	$83,000
Accounts receivable	1,141,000
Inventory	30,000
Property and equipment	15,000
Other assets	28,000
Goodwill	6,141,000
Total Assets	$7,438,000
Liabilities
Accounts payable	$737,000
Accrued liabilities	725,000
Notes payable	750,000
Total Liabilities	$2,212000

Net assets acquired	$5,226,000

We have included in our balance sheet at June 30, 2007 the financial position of VLI and in our statement of operations for the six months ended June 30, 2007 the operating results of VLI for the period from April 20, 2007 through June 30, 2007, while eliminating inter-company balances. The effect on our consolidated, condensed balance sheet at June 30, 2007 was an increase in total assets of $1,638,000, an increase in total liabilities of $1,890,000 and a decrease in shareholder equity of $253,000. The effect on our consolidated income statement was an increase in revenues of $597,000, an increase in cost of goods sold of $265,000, an increase in operating expenses of $444,000, an increase of other expenses of $141,000 and a decrease in net income of $253,000.

11.   RELATED PARTY TRANSACTIONS

Vital Living, Inc.

In conjunction with our purchase of certain securities of Vital Living, Inc. (Note 10) we consolidated VLI financial results for the period April 20, 2007 to June 30, 2007 into our financial results for the three months ending June 30, 2007. Also during three months ended end June 30, 2007, we entered into a business relationship with a new customer that is also a customer of VLI. A current officer of VTL is also a principal partner with this new customer.  During the quarter ended June 30, 2007, we recorded sales of $2,080,000 to this new customer.  At June 30, 2007 we had $2,080,000 included in our accounts receivable of $8,075,000.
Grain Enhancements

In June 2007, we entered into a joint venture with Pacific Advisors Holdings Limited (“PAHL”) to form Grain Enhancements LLC, (“Grain Enhancements”) a Delaware limited liability company (Note 10). Under the agreement, NutraCea and PAHL will contribute up to $5,000,000 each to Grain Enhancements to fund the operations, of which $1,500,000 each was due on June 30, 2007. At quarter ended June 30, 2007, we accrued the payable and made our initial contribution in July 2007. Additionally, $2,000,000 each is to be contributed no later than October 2007, and the remaining $1,500,000 from each partner is due no later than August 2008. Theorem was paid $750,000 and $500,000 by us and Grain Enhancements, respectively, for services relating to the formation of the joint venture. Through June 30, 2007, our portion of Grain Enhancements net loss was $250,000 (Notes 10 and 12)

We believe that the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. In addition, we intend that all such transactions be on terms no less favorable to us than could be obtained from unaffiliated third parties.

12.   COMMITMENTS AND CONTINGENCIES

Grain Enhancement LLC

In June 2007, we formed a joint venture with Pacific Advisors Holdings Limited (Note 10) which requires us to make capital contributions to the joint venture totaling up to $5,000,000. Our first contribution of $1,500,000 was made in July 2007. An additional $2,000,000 is due no later than October 2007, and the final contribution, if required, of $1,500,000 is due no later than August 2008.

Facility Lease

We lease corporate office space in Phoenix, AZ. Future amounts due under this lease at June 30, 2007 are in the following table:

Fiscal Year 2007	$294,000
Fiscal Year 2008	1,074,000
Fiscal Year 2009	1,393,000
Fiscal Year 2010	1,442,000
Fiscal Year 2011	1,490,000
FiscalYear 2012	1,539,000
Thereafter	5,336,000
Total	$12,568.000

Total rent expense for the three and six months ended June 30, 2007 was $249,000 and $276,000, respectively.

13.   STOCKHOLDERS EQUITY

Common Stock

During the six months ended June 30, 2007:

Four (4) shareholders converted 470 shares of Series B Convertible preferred Stock into 940,000 shares of our common stock. The preferred shares converted at a conversion rate of 2,000 shares of common stock for each preferred share.

Seventeen (17) shareholders converted 5,466 shares of Series C Convertible preferred Stock into 6,430,580 shares of our common stock. The preferred shares converted at a conversion rate of 1,176 shares of common stock for each preferred share.

Twenty-one (21) shareholders exercised options or warrants and received a total of 3,451,959 shares of common stock for an aggregate purchase price of $3,930,000.

We issued 17,500 shares of our common stock valued at $55,000 to a former member of our board of directors as payment for past services on our board of directors.

Thirty (30) shareholders exercised options or warrants and received a total of 5,400,199 shares of common stock for an aggregate purchase price of $2,947,000.

Options and Warrants

During the six months ended June 30, 2007:

We issued to eleven (11) employees options to purchase a total of 635,000 shares of common stock with vesting periods ranging from immediately to three years. The options expire in ten years and have exercise prices per share ranging from $2.45 to $3.39.

We issued to thirteen (13) employees options to purchase a total of 276,000 shares of common stock with vesting periods ranging from zero to three years. The options expire in ten years and have exercise prices per share ranging from $3.03 to $4.04.

We issued to three (3) consultants three warrants to purchase a total of 290,000 shares of common stock, with vesting periods ranging from 3 months to two years. These warrants expire after three to five years and have exercise prices per share ranging from $2.38 to $3.03.

We issued to six (6) outside directors options to purchase a total of 210,000 shares of common stock that vest evenly over one year. The options expire in ten years and have exercise prices per share ranging from $3.76 to $3.83.

We issued to one (1) consultant a warrant to purchase a total of 25,000 shares of common stock, with a vesting period of fifteen months. This warrant expires after three years and has an exercise price per share of $3.27.

In June 2007 we granted Pacific Advisors Holdings Limited a warrant to purchase 1,500,000 shares of common stock at $5.25 per share. This warrant vests at 375,000 per quarter beginning July 1, 2007 except that such warrant will not be exercisable until such time as Grain Enhancements LLC has met certain conditions mutually agreed upon by the parties (Note 10).

The expense for stock options and warrants issued to consultants and employees are calculated at fair value using the Black-Scholes valuation method.

February 2007 Private Placement

In addition to the foregoing issuances of our securities, in February 2007 we issued common stock and warrants to twenty-three (23) investors in a private placement transaction for aggregate gross proceeds of approximately $46,805,000 after offering expenses. We issued an aggregate of 20,000,000 shares of common stock at a price of $2.50 per share and warrants to purchase an aggregate of 10,000,000 shares of our common stock at an exercise price of $3.25 per shares. The placement agent for the private placement also received a warrant to purchase 1,200,000 shares of common stock at an exercise price per share of $3.25. Each of the warrants issued in the transaction has a term of five years. The fair value of these 11,200,000 warrants using the Black-Scholes method is approximately $29,153,000. If exercised the company would receive $36,400,000.

14.   SUBSEQUENT EVENTS

In July 2007, six (6) shareholders exercised warrants and received a total of 1,122,856 shares of common stock for an aggregate purchase price of approximately $1,144,000.

15.   IMPLEMENTATION OF RECENT ACCOUNTING PRONOUNCEMENTS

During the six months ended June 30, 2007, we implemented the following new critical accounting policies;

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R). Under FIN 46R, if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. An enterprise that consolidates a variable interest entity is the primary beneficiary of the variable interest entity. FIN 46R became applicable to the Company during the six months ended June 30, 2007. See Note 10 for more information.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 123(R) (SFAS 158). Under SFAS 158, companies must: a) recognize a net liability or asset to report the funded status of their plans on their statement of financial position, b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur in comprehensive income. The Company adopted the measurement date provisions of SFAS 158 effective October 1, 2006. The Company will adopt the recognition provisions of SFAS 158 as of the end of fiscal year 2007 as required by SFAS 158.

In June 2006, the FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

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

The following is a discussion of the consolidated financial condition of our results of operations for the three and six months ended June 30, 2007 and 2006.

THREE MONTHS ENDED JUNE 30, 2007 AND 2006

For the three months ended June 30, 2007, the Company’s net income was $2,002,000, or $0.01 per share, compared to $399,000 or $0.00 per share, in the same period of 2006, showing an increase of $1,603,000. The increase for the quarter was primarily due to a $2,307,000 increase in our gross margin on product sales, a $5,000,000 gain on our grant of an exclusive license to Pacific Advisors Holding Limited and an increase of $767,000 in interest income, offset by an increase of $5,820,000 in total operating expenses, and a charge of $309,000 for the loss on abandonment of leasehold improvements at our corporate offices in El Dorado Hills, CA when we moved to Phoenix, AZ.

Our consolidated revenues for the three months ended June 30, 2007 of $12,996,000 increased $8,830,000 from the $4,166,000 consolidated revenues recorded in the same period last year. This increase is composed of the $5,000,000 from the grant of an exclusive license and a $3,837,000, or 92% increase in product sales to $7,996,000 from the $4,159,000 recorded in the three months ended June 30, 2006. This $3,837,000 increase is primarily due to a $2,331,000 increase in sales of our proprietary products, and a $2,080,000 in sales of several new products, offset by a $2,096,000 decrease in infomercial product sales.

Gross margins on product sales in the quarter ended June 30, 2007 were $4,133,000, or 52%, compared to $1,826,000, or 44%, during the same period last year. Gross margins on our various product lines vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity.

Research and Development (“R&D”) expenses increased from $94,000 for the quarter ended June 30, 2006 to $170,000 for the quarter ended June 30, 2007, or an increase of $76,000. The increase was attributed to higher product development costs and employee related expenses due to increased R&D activities and expanded scientific staff compared to the same period last year. The Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

Sales, General and Administrative expenses were $5,657,000 and $1,348,000 in the quarterly periods ended June 30, 2007 and 2006 respectively, an increase of $4,309,000, or 320%. The increase was composed of a $1,055,000 increase to our provision for doubtful accounts, $788,000 increase in payroll costs due to increased staffing, an increase of $671,000 in advertising costs, a $197,000 increase in travel costs, a $210,000 increase in rent expense, a $112,000 increase in freight costs, $228,000 in expenses associated with relocating our offices to Phoenix, AZ, a $674,000 increase in the amortization of share-based expenses (Note 2), and $574,000 increase in other general administrative expenses.

Professional fees increased $1,435,000 from $101,000 for the quarter ended June 30, 2006 to $1,536,000 for the quarter ended June 30, 2007. The higher professional fees in 2007 primarily relate to consulting fees incurred in connection with marketing and business development activities and a one-time charge of $750,000 for costs associated with developing our joint venture with Grain Enhancements LLC (Note 10). Professional fees include costs related to accounting, legal and consulting services.

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

For the six months ended June 30, 2007, the Company’s net income was $1,755,000, or $0.01 per share, compared to net income of $166,000, or $0.00 per share, in the same period of 2006, showing an improvement of $1,589,000. The improvement for the six month period was primarily due to a $1,508,000 increase in our gross margin on product sales, a $5,000,000 gain on our grant of an exclusive license, an increase of $1,253,000 in interest income, and a $1,250,000 gain on the settlement of a lawsuit, offset by an increase of $6,772,000 in total operating expenses, and a charge of $309,000 for the loss on abandonment of leasehold improvements in our corporate offices in El Dorado Hills, CA when we moved from our corporate offices to Phoenix, AZ .

Our consolidated revenues through June 30, 2007 of $14,993,000 increased $7,045,000, or 89%, from the same period last year. The revenue increase is attributable to a $2,051,000 increase in product sales and a $5,000,000 fee relating to our grant of an exclusive license. The increase in product sales is made up of a $2,387,000 increase in the sales of proprietary products, $2,080,000 in sales of several new products, an increase of $222,000 of other products, offset by a decrease of $4,689,000 in infomercial sales.

Gross margins on product sales in the six months ended June 30, 2007 were $5,007,000, or 50%, compared to $3,499,000, or 44%, during the same period last year. Gross margins on our various product lines vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity.

Research and Development expenses increased from $198,000 for the six months ended June 30, 2006 to $291,000 for the six months ended June 30, 2007, or an increase of $93,000. The increase was attributed to higher product development costs and employee related expenses due to increased R&D activities and expanded scientific staff compared to the same period last year. The Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

Sales, General and Administrative expenses were $7,970,000 and $2,852,000 in the six months ended June 30, 2007 and 2006 respectively, an increase of $5,118,000, or 179%. The increase was composed of a $1,205,000 increase in payroll costs due to increased staffing, a $1,055,000 charge for the increase in allowance for doubtful accounts, an increase of $671,000 in advertising costs, a $314,000 increase in travel costs, a $210,000 increase in rent expense, a $153,000 increase in freight costs, $228,000 in expenses associated with relocating our offices to Phoenix, AZ, a $723,000 increase in the amortization of share-based expenses (Note 2), and a $559,000 increase in other general administrative expenses.

Professional fees increased $1,561,000 from $434,000 for the six months ended June 30, 2006 to $1,995,000 for the six months ended June 30, 2007. The higher professional fees in 2007 primarily relate to consulting fees incurred in connection with marketing and business development activities and a charge of $750,000 for costs associated with developing our joint venture with Grain Enhancements LLC (Note 10). Professional fees include costs related to accounting, legal and consulting services.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, our source of liquidity was cash in the amount of $51,500,000. Our cash increased by $36,633,000 in the six months ended June 30, 2007 from our cash position of $14,867,000 at December 31, 2006.

For the first six months of 2007, net cash used by operations was $369,000, compared to net cash provided by operations in the same period of 2006 of $486,000, a decrease of $855,000. This decrease in cash provided by operations resulted primarily from our net income of $1,755,000, plus the non-cash charges against income of $894,000 for depreciation and amortization, $1,055,000 for an increase in the provision for doubtful accounts, a $309,000 charge for the loss on the retirement of leasehold improvements, a $1,263,000 charge for stock-based compensation, the $250,000 charge for the equity loss on our joint venture, offset by an increase of $4,752,000 in accounts receivable (net of a conversion of a customers’ accounts receivable of $3,881,000 to a short-term note receivable (Note 5), a $726,000 decrease in accounts payable and accrued liabilities and a $380,000 increase in deposits and other current assets.

Cash used in investing activities in the first six months of 2007 was $16,680,000, compared to $5,186,000 for the same period of 2006. This increase of $11,494,000 was primarily caused $6,026,000 in expenditures for plant expansions and other fixed assets, a $109,000 for the purchase of intangible assets, $2,168,000 and $5,144,000 for the purchase Grainovation, Inc. and the investment in Vital Living, Inc., respectively, net of cash received in those transactions, and a net outflow of $3,233,000 relating to loans made by us to certain strategic customers, net of $3,881,000 of accounts receivable converted to short-term notes receivable (Note5).

Cash provided by financing activities for the six months ended June 30, 2007, was approximately $53,682,000, which reflects proceeds from our February 2007 private placement financing (see below) and proceeds received upon the exercise of common stock options and warrants. This is an increase of $37,714,000 from the $15,968,000 received from private placement financing in the six months ended June 30, 2006. Our working capital position as of June 30, 2007 was $61,026,000 compared to $23,320,000 as of December 31, 2006.

On February 15, 2007, we sold an aggregate of 20,000,000 shares of our common stock at a price of $2.50 per share in connection with a private placement for aggregate gross proceeds of $50,000,000 (approximately $46,805,000 after offering expenses). Additionally, the investors were issued warrants to purchase an aggregate of 10,000,000 shares of our common stock at an exercise price of $3.25 per share. An advisor for the financing received a customary 6% cash-fee, based on aggregate gross proceeds received from the investors, reasonable expenses and a warrant to purchase 1,200,000 shares of common stock at an exercise price per share of $3.25. The warrants have a term of five years and are exercisable after August 16, 2007.

In April 2007, we acquired shares of convertible preferred stock and secured convertible notes of a Vital Living, Inc. from the holders of those outstanding securities, for an aggregate of $5,226,000. Commencing on October 31, 2007, the notes can be converted into shares of common stock of the customer (Note 10).

On May 1, 2007, we purchased the outstanding stock of Grainnovation, Inc. (“GI”) and certain assets used in the business of GI. The purchase enables us to produce pellets for the equine market. The purchase agreement provides for a cash purchase price of $2,150,000, and allows NutraCea to require the former shareholders of GI to repurchase from NutraCea the stock of GI if certain post-closing covenants are not satisfied by GI in the six month period following the closing of the transaction (Note 10).

In June 2007, we entered into a joint venture Pacific Advisors Holdings Limited to form Grain Enhancement LLC (Note 10). This joint venture required a $1,500,000 capital contribution which was made in July 2007. Additional contributions of $2,000,000 and $1,500,000 are due in October 2007 and October 2008, respectively.

We believe we have sufficient cash reserves to meet all anticipated short-term operating requirements.

OFF BALANCE SHEET ARANGEMENTS

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risk, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing and liquidity support or market risk or credit risk support to the Company.

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

Acquisitions

We account for acquisitions in accordance with Statement of Financial Accounting Standards (“SFAS”), No. 141 “Business Combinations” and accordingly apply the purchase method of accounting for all business combinations initiated after September 30, 2001 and separately identify recognized intangible assets that meet certain criteria, amortizing these assets over their determinable useful lives.

During the six months ended June 30, 2007, we implemented the following new critical accounting policy:

In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R). Under FIN 46R, if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. An enterprise that consolidates a variable interest entity is the primary beneficiary of the variable interest entity. FIN 46R became applicable to the Company during the six months ended June 30, 2007. See footnote 10 for more information.

Recent accounting pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company’s year ending September 30, 2009. The Company is currently evaluating the impact of SFAS 159 on the Company’s financial statements. Put in recent pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 123(R) (SFAS 158). Under SFAS 158, companies must: a) recognize a net liability or asset to report the funded status of their plans on their statement of financial position, b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur in comprehensive income. The Company adopted the measurement date provisions of SFAS 158 effective October 1, 2006. The Company will adopt the recognition provisions of SFAS 158 as of the end of fiscal year 2007 as required by SFAS 158.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents have been maintained only with maturities of 30 days or less. Our short-term investments have interest reset periods of 30 days or less. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates. As of June , 2007, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. We do not believe that a hypothetical adverse change of 10% in interest rates would have a material effect on our financial position.

Item 4.   Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2007, NutraCea’s disclosure controls and procedures were adequate to ensure that information required to be disclosed by NutraCea in reports filed or submitted under the Exchange Act were timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the quarter covered by this report, there was no change in NutraCea’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During 2006, we received approximately 67% of product sales revenue from five customers and approximately 48% of our revenue from one customer. During the six months ended June 30, 2007, we received approximately 49% of our revenue from 2 customers A loss of any of these customers could have a material adverse effect on our revenues and results of operations.

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

We have not yet achieved positive cash flow

We have not generated a positive cash flow from operations continuous period to period since commencing operations. We raised in private placements of equity approximately $50,000,000 in February 2007, $17,560,000 in May 2006, and $8,000,000 in October 2005, and paid off all short and long term debt obligations. While we believe that we have adequate cash reserves and working capital to fund current operations, our ability to meet long term business objectives may be dependent upon our ability to raise additional financing through public or private equity financings, establish increasing cash flow from operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund long-term operations. There is no assurance that external funds will be available on terms acceptable to us in sufficient amount to finance operations until we do reach sufficient positive cash flow to fund our capital expenditures. In addition, any issuance of securities to obtain such funds would dilute percentage ownership of our shareholders. Such dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. Incurring additional debt may involve restrictive covenants and increased interest costs and demand on future cash flow. Our inability to obtain sufficient financing may require us to delay, scale back or eliminate some or all of our product development and marketing programs.

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

Risks Related to Our Stock

Our Stock Price is Volatile.

The market price of a share of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The high and low sales prices of a share of common stock for the following periods were:

	High	Low

Three months ended June 30, 2007	$5.04	$2.60

Three months ended March 31, 2007	$3.39	$2.21

Twelve months ended December 31, 2006	$2.74	$0.60

Twelve months ended December 31, 2005	$1.81	$0.30

The market price of a share of our common stock may continue to fluctuate in response to a number of factors, including:

•	announcements of new products or product enhancements by us or our competitors;

•	fluctuations in our quarterly or annual operating results;

•	developments in our relationships with customers and suppliers;

•	the loss of services of one or more of our executive officers or other key employees;

•	announcements of technological innovations or new systems or enhancements used by us or our competitors;

•	developments in our or our competitors intellectual property rights;

•	adverse effects to our operating results due to impairment of goodwill;

•	failure to meet the expectation of securities analysts’ or the public; and

•	general economic and market conditions.

We have significant “equity overhang” which could adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of equity securities.

As of August 3, 2007, NutraCea had 141,345,161 shares of common stock outstanding. Additionally, as of August 3, 2007, options and warrants to purchase approximately 47,129,000 shares of our common stock were outstanding. The possibility that substantial amounts of our outstanding common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

Sales of Our Stock Pursuant to Registration Statements May Hurt Our Stock Price

We granted registration rights to the investors in our October 2005, May 2006 and February 2007 capital stock and warrant financings. As of August 3, 2007, approximately 40,000,000 shares of our common stock remained eligible for resale pursuant to outstanding registration statements filed for these investors. Sales or potential sales of a significant number of shares into the public markets may negatively affect our stock price.

The Exercise of Outstanding Options and Warrants May Dilute Current Shareholders

As of August 3, 2007, there were outstanding options and warrants to purchase approximately 47,129,000 shares of our common stock. Holders of these options and warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Moreover, while these options and warrants are outstanding, our ability to obtain financing on favorable terms may be adversely affected.

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

As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of o markets or enhance technical capabilities, or that may otherwise offer growth opportunities. In the event of any future acquisitions, we could:

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

We Intend to pursue significant foreign operations, and there are inherent risks in operating abroad.

An important component of our business strategy is to build rice bran stabilization facilities in foreign countries and to market and sell our products internationally. For example, we recently entered into a joint venture with an Indonesian company produce and market our products in Southeast Asia. There are risks in operating stabilization facilities in developing countries because, among other reasons, we may be unable to attract sufficient qualified personnel, intellectual property rights may not be enforced as we expect, power may not be available as contemplated or the like. Should any of these risks occur, we may he unable to maximize the output from these facilities and our financial results may decrease from our anticipated levels. The inherent risks of international operations could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include, among others:

•	cultural differences in the conduct of business;
•	fluctuations in foreign exchange rates;
•	greater difficulty in accounts receivable collection and longer collection periods;
•	impact of recessions in economies outside of the United States;

•	reduced protection for intellectual property rights in come countries;
•	unexpected changes in regulatory requirements;
•	tariffs and other trade barriers;
•	political conditions in each country;
•	management and operation of an enterprise spread over various countries;
•	the burden and administrative costs of complying with a wide variety of foreign laws; and
•	currency restrictions.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2007, NutraCea issued the following securities without registration under the Securities Act of 1933:

Common Stock

During the three months ended June 30, 2007:

Thirty (30) security holders exercised options or warrants and received a total of 5,400,199 shares of common stock for an aggregate purchase price of $2,947,000.

Options and Warrants

During the three months ended June 30, 2007:

We issued to thirteen (13) employees options to purchase a total of 276,000 shares of common stock with vesting periods ranging from zero to three years. The options expire in ten years and have exercise prices per share ranging from $3.03 to $4.04.

We issued to six (6) outside directors options to purchase a total of 210,000 shares of common stock that vest evenly over one year. The options expire in ten years and have exercise prices per share ranging from $3.76 to $3.83.

We issued to one (1) consultant a warrant to purchase a total of 25,000 shares of common stock, with a vesting period of fifteen months. This warrant expires after three years and has an exercise price per share of $3.27.

In June 2007 we granted Pacific Advisors Holdings Limited a warrant to purchase 1,500,000 shares of common stock at $5.25 per share. This warrant vests at 375,000 per quarter beginning July 1, 2007 except that such warrant will not be exercisable until such time as Grain Enhancements LLC has met certain conditions mutually agreed upon by the parties (Note 10).

All of the above issuances were made without public solicitation, and were acquired for investment purposes only. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933.

Item 3.   Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

a.
We held our Annual Meeting of Shareholders on June 19, 2007 (“Annual Meeting”). Out of 135,129,607 shares of common stock entitle to vote at such meeting, there were present in person or by proxy 106,136,544 shares of common stock.

b.	At the Annual Meeting, the following seven individuals were elected to the Company’s Board of Directors.

Nominee	Votes Cast For	Withheld or Against

Bradley D. Edson	102,969,869	3,166,675

David S. Bensol	103,258,497	2,878,047

Wesley K. Clark	102,606,754	3,529,790

James Lintzenich	101,815,609	4,320,935

Edward L McMillan	103,322,488	2,814,056

Steven W. Saunders	101,859,406	4,277,138

Kenneth L. Shropshire	103,311,505	2,825,039

c.	The following additional proposals were considered at the Annual Meeting and were approved by the vote of the stockholders, in accordance with the tabulation shown below:

(1) Proposal to approve an amendment to the Company’s articles of incorporation to increase the authorized number of shares of common stock from 200,000 to 350,000.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote

96,982,612	8,830,060	323,871	0

(2) Proposal to approve an amendment to our 2005 Equity Incentive Plan to provide for automatic annual option grants to our non-employee directors.

Votes For	Votes Against/Withheld	Abstain	Broker Non-Vote

57,664,151	12,409,322	2,148,701	0

d.
Our shareholders did not approve the proposal to approve an amendment to our Bylaws to eliminate cumulative voting for the elections of directors. The approval of a majority of the outstanding shares of common stock was required to approve the proposal. 59,993,8866 votes were cast for and 11,871,406 were votes against, with 416,901 votes abstaining, and 33,914,371 broker non-votes.

Item 5.   Other Information

None

Item 6.   Exhibits

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit
3.1	Certificate of Amendment to NutraCea’s Articles of Incorporation
10.1+	Limited Liability Company Agreement for Grain Enhancements, LLC
10.2+	Supply Agreement
10.3+	License and Distribution Agreement
10.4+	Equipment Lease Agreement
10.5	Form of non-statutory Stock Option Agreement between the Company and the non-employee members of the Board of Directors dated May 1, 2007
31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Office Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.
+	Confidential treatment has been requested as to certain portions.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2007	NUTRACEA /s/ Bradley Edson Bradley Edson Chief Executive Officer

Dated: August 14, 2007	/s/ Todd C. Crow Todd C. Crow, Chief Financial Officer (Principal Accounting Officer)