Form 10-Q
period 2007-09-30
NUTRACEA
filed 2007-11-14
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act). Yes         No _X_

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 142,776,599 as of November 2, 2007.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,546,000	$14,867,000
Restricted cash	545,000	-
Marketable securities	459,000	368,000
Trade accounts receivable, net of allowance for doubtful accounts of $820,000 and $20,000, respectively	5,184,000	7,093,000
Inventories	1,460,000	796,000
Notes receivable, net of discount, current portion	2,346,000	1,694,000
Other current assets	1,785,000	1,383,000

Total current assets	61,325,000	26,201,000

Notes receivable, net of current portion	5,166,000	682,000
Property and equipment, net	16,488,000	8,961,000
Investment in joint venture	1,214,000	-
Other intangible assets, net	5,821,000	5,097,000
Goodwill	39,509,000	32,314,000

Total assets	$129,523,000	$73,255,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,567,000	$2,778,000
Deferred revenue	81,000	103,000

Total current liabilities	4,648,000	2,881,000

Commitments and contingencies

Convertible, series B preferred stock, no par value, $1,000 stated value, 25,000 shares authorized, 0 and 470 shares issued and outstanding, respectively	-	439,000
Convertible, series C preferred stock, no par value, $1,000 stated value, 25,000 shares authorized, 0 and 5,468 shares issued and outstanding, respectively	-	5,051,000

Shareholders’ equity:
Common stock, no par value, 350,000,000 shares authorized, 142,426,599 and 103,792,827 shares issued and outstanding	177,040,000	114,111,000
Accumulated deficit	(52,333,000)	(49,305,000)
Accumulated other comprehensive income, unrealized gain on marketable securities	169,000	78,000
Total shareholders’ equity	124,875,000	64,884,000

Total liabilities and shareholders’ equity	$129,523,000	$73,255,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Revenues:
Product sales	$13,031,000	$12,365,000	$3,048,000	$4,433,000
Less sales returns	(1,551,000)		(1,551,000)
Royalty and licensing fees	5,033,000	529,000	23,000	513,000
Total revenue	16,513,000	12,894,000	1,520,000	4,946,000

Cost of goods sold	6,611,000	6,968,000	1,635,000	2,535,000

Gross margin (loss)	9,902,000	5,926,000	(115,000)	2,411,000

Research and development expenses	446,000	259,000	154,000	74,000
Selling, general and administrative expenses	12,546,000	4,413,000	4,576,000	1,563,000
Professional fees	2,742,000	764,000	747,000	314,000
Total operating expenses	15,734,000	5,436,000	5,478,000	1,951,000

(Loss) income from operations	(5,832,000)	490,000	(5,593,000)	460,000

Other income (expense)
Interest income, net	2,167,000	317,000	778,000	181,000
Gain on settlement	1,250,000	-	-	-
Loss on retirement of assets	(309,000)	-	-	-
Loss on equity investment	(286,000)	-	(36,000)	-
Total (loss) income before income tax	(3,010,000)	807,000	(4,851,000)	641,000

Income tax (benefit) expense	(18,000)		67,000
Net (loss) income	$(3,028,000)	$807,000	$(4,784,000)	$641,000
Basic and diluted (loss) earnings per share:
Basic (loss) income per share	$(0.02)	$0.01	$(0.03)	$0.01
Fully diluted (loss) income per share	$(0.02)	$0.01	$(0.03)	$0.01
Weighted average basic number of shares outstanding	131,054,000	71,685,000	141,084,000	77,377,000
Weighted average diluted number of shares outstanding	131,054,000	109,203,000	141,084,000	115,008,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Net (loss) income	$(3,028,000)	$807,000	$(4,784,000)	$641,000

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	91,000	(34,000)	-	(21,000)

Net comprehensive (loss) income	$(2,937,000)	$773,000	$(4,784,000)	$620,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net (loss) income	$(3,028,000)	$807,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,453,000	871,000
Provision for doubtful accounts	800,000	-
Loss on retirement of assets	309,000	-
Stock-based compensation	1,667,000	655,000
Loss on equity investment	286,000	-

Net changes in operating assets and liabilities (net of effects of of Grainnovations, Inc. acquisition and Vital Living, Inc. consolidation):
Trade accounts receivable	(1,545,000)	(3,452,000)
Inventories	(623,000)	(161,000)
Other current assets	(400,000)	(248,000)
Accounts payable and accrued liabilities	(485,000)	1,315,000
Net cash used in operating activities	(1,566,000)	(213,000)

Cash flows from investing activities:
Proceeds from payments of notes receivable	3,965,000	-
Issuance of notes receivable	(5,670,000)	(1,289,000)
Investment in Grainnovation, Inc.	(2,169,000)	-
Investment in Vital Living, Inc.	(5,143,000)	-
Investment in joint venture	(1,500,000)	-
Purchases of property and equipment	(8,208,000)	(2,984,000)
Purchases of other assets	-	(1,998,000)
Purchases of other intangible assets	(802,000)	-
Net cash used in investing activities	(19,527,000)	(6,271,000)

Cash flows from financing activities:
Proceeds from private placement financing, net of expenses	46,805,000	15,938,000
Proceeds from exercise of common stock options	8,967,000	172,000
Payment on long-term debt	-	(4,000)
Net cash provided by financing activities	55,772,000	16,106,000

Net increase in cash	34,679,000	9,622,000
Cash, beginning of period	14,867,000	3,491,000

Cash, end of period	$49,546,000	$13,113,000

Supplemental disclosures:
Cash paid for interest	$-	$2,000
Cash paid for income taxes	$17,000	$5,000

Non-cash disclosures of investing and financing activities:
Accounts receivable converted to note receivable	$3,881,000	$-
Accounts receivable exchanged for an intangible asset	$300,000	$-
Common stock issued to acquire assets related to equine feed supplement business	$-	$450,000
Conversion of preferred stock to common stock	$5,490,000	$11,554,000
Settlement of accounts receivable net to, acquire intangible asset	$284,000	$-
Unrealized gain (loss) on marketable securities	$91,000	$(21,000)

The accompanying notes are an integral part of these consolidated condensed financial statements.

NUTRACEA AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements of NutraCea have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in NutraCea’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for 2006 as reported in the 10-K have been omitted.

The unaudited condensed consolidated financial statements include the accounts of NutraCea and our wholly-owned subsidiaries as well as a variable interest entity, Vital Living, Inc., for which we are the primary beneficiary as defined by Financial Accounting Standards Board, or FASB, Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” or FIN 46R. During the three months ended September 30, 2007 we became a member of NutraCea-Cura LLC (Note 10) which is also consolidated under FIN 46R . All inter-company accounts and transactions have been eliminated. We operate in one business segment, which is the manufacturing and distribution of nutritional supplements.

2. STOCK-BASED COMPENSATION

On January 1, 2006, NutraCea adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. NutraCea adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the nine and three months ended September 30, 2007 and 2006 reflect the impact of adopting SFAS 123(R).

For all agreements where stock is awarded as partial or full consideration, the expense is valued at the fair value of the stock. Expenses for stock options and warrants issued to consultants and employees are calculated based upon fair value using the Black-Scholes valuation method.

Stock-based compensation expenses consisted of the following:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006

Consultants	$345,000	$168,000	$64,000	$(22,000)
Directors	204,000	120,000	117,000	67,000
Employees	1,063,000	267,000	223,000	69,000
To directors and former director for services outside of directors duties	55,000	100,000	-	-

Total stock-based compensation expense	$1,667,000	$655,000	$404,000	$114,000

The weighted average grant date fair value of the stock options granted during the nine months ended September 30, 2007 and 2006 was $2.78 and $1.31 per share, respectively. Assumptions used in the Black-Scholes option-pricing model include (1) risk-free discount rates from 4.51% to 4.84%, (2) expected option life is calculated using the short-cut method allowed by Staff Accounting Bulletin 107, (3) expected volatility ranges from 67% to 324 % and (4) zero expected dividends. For expected volatility, share-based expenses are calculated beginning in fiscal year 2007 using a share history from the October 5, 2005 date of the NutraCea/RiceX merger which results in a volatility rate of 67%. In prior periods the fair value was determined using average share prices from inception of the Company to the end of the respective reporting period which yielded volatility rates up to 324%.

3. MARKETABLE SECURITIES

On September 8, 2004, NutraCea purchased 1,272,026 shares of Langley Park Investment Trust, PLC (“Langley”), a United Kingdom closed-end mutual fund that was actively traded on a London exchange. Per the Stock Purchase Agreement, NutraCea paid with 7,000,000 shares of its own common stock. On September 8, 2006, NutraCea commenced a lawsuit against Langley in the United States District Court for the Eastern District of California, Sacramento Division regarding this transaction. The matter was settled on March 27, 2007. Pursuant to the settlement, NutraCea received $1,250,000 from Langley in March 2007 and NutraCea retained all of the Langley shares. The $1,250,000 settlement is included in the statement of operations as other income.

Per the agreement with Langley, NutraCea is able to sell 636,013 shares of Langley at any time, and the remaining 636,013 shares of Langley and the 7,000,000 shares of NutraCea were escrowed together for a 2-year period ended October 7, 2006. At the end of the period, Langley’s NutraCea shares were measured for any loss in market value and if there were such a loss, NutraCea would have been required to return to Langley that pro-rata portion of its Langley shares up to the 636,013 escrowed shares.

The Langley shares are recorded at their fair market value of $368,000 at December 31, 2006 and $459,000 at September 30, 2007, with the entire amount shown as a current asset because the escrow period has passed and we may now sell all 1,272,026 shares at any time. We have recorded an unrealized gain of $91,000 in the nine months ended September 30, 2007.

Any unrealized holding gains and losses on the marketable securities are excluded from operating results and are recognized as other comprehensive income. The fair value of the securities is determined based on prevailing market prices.

4. INVENTORY

Inventories are composed of the following;

	September 30,	December 31,
	2007	2006

Finished goods	$1,114,000	$533,000
Raw materials	105,000	168,000
Packaging supplies	241,000	95,000
	$1,460,000	$ $ 796,000

5.  NOTES RECEIVABLE

At September 30, 2007, we held thirteen (13) secured promissory notes payable to the Company with aggregate outstanding amounts under these notes of $7,512,000: $2,346,000 is reported as current and $5,166,000 as long-term. These secured promissory notes bear interest at annual rates ranging from 5% to 10% with the principal and all accrued interest due and payable to us at dates ranging from July 2007 to October 2012.

During the nine months ended September 30, 2007 we loaned a total of $5,670,000, (net of the conversion of $3,881,000 of accounts receivables to a promissory note), to certain strategic customers, which loans were evidenced by promissory notes, and received payments totaling $1,671,000 on existing promissory notes. During this nine month period we also accrued interest income of $139,000 and received cash payments of $115,000 for accrued interest.

In February 2007, we converted $3,516,000 of one customer’s accounts receivable to a note receivable included in the above total, bearing interest at 7% and due in December 2007. In April 2007 we converted $365,000 of another customer’s accounts receivable to a note receivable included in the above total, bearing interest at 10% and due in October 2007.

During the second quarter of 2007, we granted to Pacific Holdings Advisors Limited (“PAHL”) an exclusive, perpetual, royalty-free right and license to use and distribute Stabilized Rice Bran (“SRB”) and SRB derivative products in certain Southeast Asian countries. PAHL paid a one-time fee of $5,000,000 for these rights. PAHL paid the license fee by issuing to NutraCea an adjustable rate promissory note initially bearing interest at the rate of 4.52% that is guaranteed by the parent of PAHL. The principal and accrued interest under this promissory note is due within five years.

During August 2007 we exchanged one customer’s note receivable of $300,000 for a certain trademark and associated rights to a product line (Note 10).

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30,	December 31,
	2007	2006

Land	$15,000	$9,000
Furniture and fixtures	2,289,000	916,000
Vehicles	73,000	73,000
Software	398,000	389,000
Leasehold improvements	581,000	430,000
Property, plant and equipment	12,506,000	4,197,000
Construction in progress	2,952,000	4,392,000
Total property, plant, and equipment	18,814,000	10,406,000

Less accumulated depreciation	(2,326,000)	(1,445,000)
Total property, plant, and equipment, net	$16,488,000	$8,961,000

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $995,000 and $653,000, respectively.

Depreciation expense for the three months ended September 30, 2007 and 2006 was $353,000 and $221,000, respectively.

7. OTHER INTANGIBLE ASSETS

Other intangibles consisted of the following at:

	September 30,	December 31,
	2007	2006

Patents	$2,657,000	$2,540,000
Copyrights and trademarks	3,288,000	2,987,000
Non-compete agreements	650,000	-
License and supply agreement	100,000	-
Subtotal of other intangible assets	6,695,000	5,527,000
Less accumulated amortization	(874,000)	(430,000)
Total other intangible assets, net	$5,821,000	$5,097,000

Amortization expense for the nine months ended September 30, 2007 and 2006 was $444,000 and $218,000, respectively.

Amortization expense for the three months ended September 30, 2007 and 2006 was $192,000 and $102,000, respectively.

8. (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share are computed by dividing net (loss) income by the weighted average number of common shares outstanding during all periods presented.  Options and warrants are excluded from the basic (loss) earnings per share calculation and are considered in calculating the diluted (loss) earnings per share.

The dilutive effect of outstanding options, warrants is calculated using the treasury stock method and the dilutive effect of the convertible series B preferred stock, and convertible series C preferred stock is calculated using the as-if converted method.

As of September 30, 2007, options and warrants to purchase approximately 44,770,000 shares of our common stock were outstanding. These are excluded from the calculation of diluted loss per share at September 30, 2007 because their inclusion would have been anti-dilutive.

Components of basic and diluted (loss) earnings per share were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Net (loss) income	$(3,028,000)	$807,000	$(4,784,000)	$641,000

Weighted average outstanding shares of common stock	131,054,000	71,685,000	141,084,000	77,377,000
Convertible preferred stock	-	18,880,000	-	18,880,000
Common stock equivalents	-	18,638,000	-	18,751,000
Total diluted shares	131,054,000	109,203,000	141,084,000	115,008,000
(Loss) earnings per share:
Basic	$(0.02)	$0.01	$(0.03)	$0.01
Diluted	$(0.02)	$0.01	$(0.03)	$0.01

The weighted average exercise price of anti-dilutive options and warrants for the nine and three months ended September 30, 2007 were $4.26 and $3.97, respectively.

9. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable for sales to major customers. We perform credit evaluations on our customers’ financial condition and generally do not require collateral on accounts receivable. We maintain an allowance for doubtful accounts on our receivables based upon expected collection of all accounts receivable. A summary of the activity in the allowance for doubtful accounts for the three months and nine months ended September 30, 2007 follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Balance, beginning of period	$20,000	$20,000	$1 ,075,000	$20,000

Provision for allowance for doubtful accounts
charged to operations	1,855,000	-	800,000	-
Losses charged against allowance	-	-	-	-
Recoveries of accounts previously allowed for	(1,055,000)	-	(1,055,000)	-

Balance, end of period	$820,000	$20,000	$820,000	$20,000

During the nine months ended September 30, 2007 and 2006 we recorded an allowance for doubtful accounts of $800,000 (total provisions of $1,855,000, net of recoveries of $1,055,000) and $0, respectively. During the three months ended September 30, 2007 we recorded an allowance for doubtful accounts of ($255,000), (an allowance of $800,000, net of a $1,055,000 recovery) compared to a $0 allowance for the three months ended September, 30 2006.

Our bad debt expense for the nine months ended September 30, 2007 and 2006 was $800,000 and $0, respectively. Our bad debt expense for the three months ended September 30, 2007 and 2006 was ($255,000) and $0, respectively.

For the nine months ended September 30, 2007, six customers accounted for a total of 46% of sales: 15%, 8%, 7%, 7%, 5% and 4% respectively. No other customer was responsible for more than 3% of total sales. At September 30, 2007, two customers accounted for 67% of total accounts receivable: 35%, and 32%, respectively. No other customer accounted for more than 2% of the total outstanding accounts receivable.

For the three months ended September 30, 2007, four customers accounted for a total of 30% of sales: 12%, 6%, 6%, and 6% respectively. No other customer was responsible for more than 4% of total sales.

For the nine months ended September 30, 2006, four customers accounted for a total of 75% of sales: 64%, 6%, 3%, and 2% respectively. At September 30, 2006, accounts receivable due from these four customers were 81%, 2%, 0%, and 2%, respectively, of the total outstanding accounts receivable.

For the three months ended September 30, 2006, two customers accounted for a total of 72% of sales: 64%, and 8% respectively.

10. ACQUISITIONS AND JOINT VENTURES

Infomaxx, LLC

In December 2006, our wholly-owned subsidiary Nutramercials, Inc. became a 50% member of Infomaxx, LLC (“INFMX”). In accordance with FIN 46R, INFMX was determined to be a variable interest entity and its’ financial position and operations were included in our consolidated financial statements.

In August 2007, we became the sole member of INFMX after we purchased from the other member of INFMX their 50% of INFMX’s outstanding membership interests by canceling a $300,000 note payable to NutraCea by that member of INFMX. We received along with the 50% interest, all rights to a certain trademark and product line of that member. We recorded an intangible asset of $284,000. Additionally, in order to consummate this transaction we agreed to accept the return of $275,000 of inventory from the other previous member of INFMX which we sold them in December 2006, for $1,551,000. The $1,551,000 return is recorded as a sales return on our consolidated condensed statement of operations.

NutraCea/Cura LLC

In August 2007, we formed NutraCea/Cura, LLC (“NCC”) with Cura Pharmaceuticals (“CURA”). We formed this LLC with CURA to jointly develop, and produce through third-party pharmaceutical-grade co-packers, market and sell nutraceutical and pharmaceutical products. We hold a 60% interest in NCC. Accordingly, NCC is included in our consolidated financial statements. The results of operations for the three months ended September 30, 2007 were insignificant.

       Under the agreement NCC has a supply agreement with minimum purchase requirements of approximately $1,150,000 for the first year, which increase 5% a year for five years. If the minimum purchase commitments are not met in any year the make of the products may terminate the supply agreement.

Grainnovation, Inc.

In April 2007, we acquired 100% of the outstanding stock of Grainnovation, Inc. (“GI”) a privately held company that had equipment for pelletizing horse feed for equine customers of strategic value to NutraCea, and certain assets used in GI’s business for a total of $2,150,000, of which $1,605,000 of the purchase price was paid at closing, with the balance (“holdback”) being due in payments of $235,000 and $310,000 in six months and twelve months respectively, subject to reduction in the event of breaches of representations, warranties and covenants contained in the transaction documents. The holdback is held in third-party escrow and is included in our consolidated condensed balance sheet as restricted cash and current liabilities. The investment is recorded in our financial statements included herein at the aggregate purchase price and its results of operations from the date of acquisition are reflected in our statement of operations for the periods ended September 30, 2007. In November, 2007, the second installment of $235,000 due was distributed to the sellers from the third-party escrow as agreed.

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

Grain Enhancements LLC

In June 2007, we entered into a joint venture with PAHL to form Grain Enhancements LLC, (“GE”) a Delaware limited liability company. NutraCea and PAHL each will hold a 47.5% share of Grain Enhancements. The remaining interest is held by Theorem Group LLC (“Theorem”) (3.333%) and Ho’okipa Capital Partners, Inc. (1.667%). The purpose of GE is to develop and market stabilized rice bran (“SRB”) and related products in certain Southeast Asian countries. GE will purchase SRB exclusively from NutraCea until its own facilities are in operation and NutraCea will lease to GE at cost the necessary equipment for such facilities. Payments under the equipment lease will be payable in full upon installation of the equipment.

Under the agreement, NutraCea and PAHL will contribute up to $5,000,000 each to Grain Enhancements to fund the operations, of which $1,500,000 each was due on June 30, 2007. Both members made their initial contribution in July 2007. Additionally, $2,000,000 each is to be contributed no later than October 2007, and the remaining $1,500,000 from each member is due no later than August 2008. As of November 2, 2007 neither party to the LLC has made the October 2007 scheduled contribution as the capital infusion was not needed as of that date, and both parties are discussing deferring that contribution until a later date to be agreed upon.

Theorem was paid $750,000 and $500,000 by NutraCea and GE, respectively, for services relating to the formation of the joint venture. Through September 30, 2007, our portion of Grain Enhancements net loss was $286,000.

Our investment in Grain Enhancements is accounted for under the equity method of accounting. At September 30, 2007 the value of our investment was $1,214,000.

Summary financial information of Grain Enhancements, LLC at September 30, 2007 is:

Assets
Cash	$2,464,000
Liabilities and Equity
Accounts payable and accrued liabilities	$36,000
Members equity	3,000,000
Accumulated deficit	(572,000)
Total Equity	2,428,000
Total liabilities and equity	$2,464,000

Vital Living, Inc.

In April 2007, we acquired certain securities of Vital Living, Inc. (“VLI”), a publicly traded company. VLI distributes nutritional supplements using similar processes as NutraCea for manufacturing and distribution. We paid $1,000,000 for 1,000,000 shares of outstanding preferred stock and $4,226,000 for the outstanding Senior Secured Notes (“Notes”). The Notes are convertible to VLI common stock and bear interest at 12% per annum, payable June 15 and December 15 and mature in December 2008. On September 11, 2007, NutraCea and VLI entered into a letter agreement confirming their agreement to eliminate the conversion rights of the Notes.  In addition, the parties agreed that until such time, if any, as NutraCea gives 30 days prior written notice to VLI, VLI may not pay accrued interest under the Notes in shares of VLI Common Stock, without NutraCea’s consent, and that during such time VLI will not be deemed to be in default under the Notes as a result of not paying accrued interest in such shares.

On September 28, 2007, NutraCea entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Vital Living.  The Purchase Agreement provides that NutraCea will purchase substantially all of Vital Living’s intellectual property and other assets used by Vital Living and certain subsidiaries in its business, including rights to nutritional supplements and nutraceutical products that are marketed for distribution to healthcare practitioners.  As part of the transaction, Vital Living will assign to NutraCea its rights under various distribution and other agreements relating to the products being acquired.  NutraCea will not acquire inventory, raw materials, cash or accounts receivable of Vital Living.

The purchase price consists of (i) $1,500,000 to be paid by NutraCea at the closing, (ii) cancellation of outstanding indebtednesses of Vital Living, its subsidiaries and certain related entities to NutraCea, including all of the Notes, and (iii) cancellation of all shares of Series D Preferred Stock of Vital Living held by NutraCea.

Completion of the transaction is subject to a variety of customary closing conditions, including, among other things, approval of the transaction by the stockholders of Vital Living at a special meeting of stockholders of Vital Living and the absence of a material adverse effect on the assets between the date of the agreement and the closing date.  NutraCea anticipates that Vital Living will prepare and file with the SEC a proxy statement relating to the transaction.  NutraCea expects that the transaction will close in the fourth quarter of 2007, although the actual timing of the closing will depend on many factors including preparation of the proxy statement and the SEC’s review of the proxy statement, and the closing may occur later than the fourth quarter of 2007.

The Purchase Agreement contains customary representations and warranties of the parties, covenants, closing conditions, and certain termination rights for both NutraCea and Vital Living, and further provides that, upon termination of the Purchase Agreement under specified circumstances, Vital Living may be required to pay NutraCea a termination fee.

Our accounting for the purchase of these securities of VLI qualifies as a Variable Interest Entity (“VIE”) in accordance with FIN 46R . As the primary beneficiary, we have consolidated VLI into our Financial Statements.

The purchase price allocated to the assets and liabilities in April 2007 is as follows:

Assets
Cash	$83,000
Accounts receivable	1,017,000
Inventory	30,000
Property and equipment	15,000
Other assets	15,000
Goodwill	6,278,000
Total Assets	7,438,000
Liabilities
Accounts payable	737,000
Accrued liabilities	725,000
Notes payable	750,000
Total Liabilities	2,212,000

Net assets acquired	$5,226,000

We have included in our balance sheet at September 30, 2007 the financial position of VLI for the period ended September 30, 2007, and VLI’s results of operations for the period from April 20, 2007 through September 30, 2007 in our statement of operations for the three and nine months ended September 30, 2007, while eliminating inter-company balances. The effect on our consolidated, condensed balance sheet at September 30, 2007 was an increase in total assets of $799,000, an increase in total liabilities of $1,439,000 and a decrease in shareholder equity of $640,000. The effect on our consolidated income statement for the nine month period was an increase in revenues of $781,000, an increase in cost of goods sold of $385,000, an increase in operating expenses of $761,000, an increase of other expenses of $275,000 and an increase in net loss of $640,000. The effect on our consolidated income statement in the three month period ended September 30, 2007 was an increase in revenues of $184,000, an increase in cost of goods sold of $120,000, an increase in operating expenses of $317,000, an increase of other expenses of $134,000 and an increase in net loss of $387,000.

11. RELATED PARTY TRANSACTIONS

Vital Living, Inc.

In conjunction with our purchase of certain securities of VLI (Note 10), we consolidated VLI financial results for the period April 20, 2007 to September 30, 2007 into our financial results for the three and nine months ending September 30, 2007. Also during three months ended end June 30, 2007, we entered into a business relationship with a new customer that is also a customer of VLI. The CEO of VLI is also a principal partner with this new customer. During the quarter ended June 30, 2007, we recorded sales of $2,080,000 to this new customer. In the three months ended September 30, 2007 there were no sales made to this customer. At September 30, 2007 we had $1,731,000 due from this customer included in our accounts receivable of $5,184,000. During the nine months ended September 30, 2007 the CEO of VLI has advanced VLI $407,000 of short-term, non-interest bearing loans which are included in accrued liabilities on our consolidated condensed balance sheet.

Sales to related customers

During the nine months ended September 30, 2007 we have made sales to a customer totaling $500,000. This customer is a shareholder holding approximately 1,389,000 shares of our common stock. At September 30, 2007, $119,000 due from this customer was included in accounts receivable.

12. COMMITMENTS AND CONTINGENCIES

Grain Enhancement LLC

In June 2007, we formed a joint venture with PAHL (Note 10) which requires us to make capital contributions to the joint venture totaling up to $5,000,000. Both members made the first capital contribution of $1,500,000 in July 2007. An additional $2,000,000 is due no later than October 2007, and the final contribution, if required, of $1,500,000 is due no later than August 2008. As of November 2, 2007 neither party to the LLC has made the October 2007 scheduled contribution as the capital infusion was not needed as of that date, and both parties are discussing deferring that contribution until a later date to be agreed upon.

Contractual Obligations

We lease corporate office space in Phoenix, AZ and warehouse facilities in Sacramento, CA. Future amounts due under these leases at September 30, 2007 are included in the following table:

Fiscal Year 2007	$147,000
Fiscal Year 2008	1,074,000
Fiscal Year 2009	1,393,000
Fiscal Year 2010	1,442,000
Fiscal Year 2011	1,490,000
Fiscal Year 2012	1,539,000
Thereafter	5,336,000
Total	$12,421,000

Total rent expense for the nine and three months ended September 30, 2007 was $672,000 and $90,000, respectively.

Total rent expense for the nine and three months ended September 30, 2006 was $85,000 and $19,000, respectively.

13. STOCKHOLDERS EQUITY

Common Stock

During the three months ended September 30, 2007:

One (1) shareholder converted two shares of Series C Convertible preferred Stock into 2,352 shares of our common stock. The preferred shares converted at a conversion rate of 1,176 shares of common stock for each preferred share.

Eighteen (18) security holders exercised options or warrants and received a total of 2,291,183 shares of common stock for an aggregate purchase price of $2,090,000.

During the three months ended June 30, 2007:

Thirty (30) security holders exercised options or warrants and received a total of 5,400,199 shares of common stock for an aggregate purchase price of $2,947,000.

During the three months ended March 31, 2007:

Four (4) security holders converted 470 shares of Series B Convertible preferred Stock into 940,000 shares of our common stock. The preferred shares converted at a conversion rate of 2,000 shares of common stock for each preferred share.

Seventeen (17) security holders converted 5,466 shares of Series C Convertible preferred Stock into 6,430,580 shares of our common stock. The preferred shares converted at a conversion rate of 1,176 shares of common stock for each preferred share.

Twenty-one (21) security holders exercised options or warrants and received a total of 3,451,959 shares of common stock for an aggregate purchase price of $3,930,000.

We issued 17,500 shares of our common stock valued at $55,000 to a former member of our board of directors as payment for past services on our board of directors.

Options and Warrants

During the three months ended September 30, 2007:

We issued to six (6) employees options to purchase a total of 65,000 shares of common stock with vesting periods ranging from 90 days to three years. The options expire in ten years and have exercise prices per share ranging from $1.44 to $3.22.

During the three months ended June 30, 2007:

We issued to thirteen (13) employees options to purchase a total of 276,000 shares of common stock with vesting periods ranging from immediately to three years. The options expire in ten years and have exercise prices per share ranging from $3.03 to $4.04.

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

In June 2007 we granted PAHL a warrant to purchase 1,500,000 shares of common stock at $5.25 per share. This warrant vests at 375,000 per quarter beginning July 1, 2007 except that such warrant will not be exercisable until such time as Grain Enhancements LLC has met certain conditions as defined in the agreement (Note 10).

During the three months ended March 31, 2007:

We issued to eleven (11) employees options to purchase a total of 635,000 shares of common stock with vesting periods ranging from zero to three years. The options expire in ten years and have exercise prices per share ranging from $2.45 to $3.39.

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

February 2007 Private Placement

In addition to the foregoing issuances of our securities, in February 2007 we issued common stock and warrants to twenty-three (23) investors in a private placement transaction for aggregate gross proceeds of approximately $46,805,000 after offering expenses. We issued an aggregate of 20,000,000 shares of common stock at a price of $2.50 per share and warrants to purchase an aggregate of 10,000,000 shares of our common stock at an exercise price of $3.25 per share. The placement agent for the private placement also received a warrant to purchase 1,200,000 shares of common stock at an exercise price per share of $3.25. Each of the warrants issued in the transaction has a term of five years. The fair value of these warrants to purchase 11,200,0000 shares of common stock using the Black-Scholes method is approximately $29,153,000. If exercised, the company would receive $36,400,000.

14. SUBSEQUENT EVENTS

On November 7, 2007, NutraCea entered into an agreement with Patricia McPeak, the founder and former Chairman and CEO of NutraCea, concerning their business relationship. Pursuant to the agreement, in consideration for a payment of $1 million, Nutracea acquired certain other inventions and intellectual property rights from Ms. McPeak and acquired a right of first refusal to license, manufacture and/or sell products that Ms. McPeak may formulate in the future for the retail market and for feeding programs, subject to certain exceptions and agreement on license terms. In addition Ms. McPeak agreed to assign to NutraCea her interest as a co-inventor in certain patent applications. The agreement also terminates her employment agreement with the company and contains a number of other customary provisions relating to termination of employment, and also includes a general mutual release of all claims concerning any past events or conduct. The agreement also grants Ms. McPeak the non-exclusive right to sell stabilized rice bran products formulated from NutraCea ingredients in Central and South America, and via websites owned or controlled by Ms. McPeak.

In October 2007, one shareholder exercised warrants and received a total of 350,000 shares of common stock for an aggregate purchase price of approximately $245,000.

15. IMPLEMENTATION OF RECENT ACCOUNTING PRONOUNCEMENTS

During the nine months ended September 30, 2007, we implemented the following new critical accounting policies;

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

In December 2006, the FASB issued Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”), which provides guidance on the accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics:  (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the Securities and Exchange Commission within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained.  FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.  The adoption of FSP EITF 00-19-2 on January 1, 2007 did not have a material impact on the Company’s financial position or results of operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not determined the effect that the adoption of FAS 157 will have on its consolidated financial position, results of operations or cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following is a discussion of the consolidated financial condition of our results of operations for the three and nine months ended September 30, 2007 and 2006.

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

For the three months ended September 30, 2007, the Company’s net loss was ($4,784,000), or ($0.03) per share, compared to income of $641,000 or $0.01 per share, in the same period of 2006, showing a decrease of $5,425,000. The decrease for the quarter was primarily due to a $1,385,000, or 31%, decrease in sales, a return of $1,551,000 of product we previously sold in connection with our purchase of the remaining 50% interest in INFMX (Note 10), offset by a corresponding $900,000, or 35% decrease in our cost of goods sold, an increase of $3,527,000 in operating expenses, a $36,000 charge for the equity loss on our joint venture, offset by an increase of $597,000 of interest income.

Our consolidated net revenues for the three months ended September 30, 2007 of $1,520,000 decreased $3,426,000 from the $4,946,000 consolidated revenues recorded in the same period last year. The decrease is comprised of a $1,422,000 increase in product sales, offset by a $2,807,000 decrease in infomercial sales and a decrease of $490,000 in royalty revenues as shown in the following table:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Increase / Decrease

Product, net of discounts	$3,048,000	$1,626,000	$1,422,000

Infomercial	-	2,807,000	(2,807,000)
Less infomercial sales return	(1,551,000)		(1,551,000)
Net infomercial sales	(1,551,000)	2,807,000	(4,358,000)

Royalty and licensing fees	23,000	513,000	(490,000)
Total revenues	$1,520,000	$4,946,000	$(3,426,000)

Gross margins on product sales in the quarter ended September 30, 2007 were ($115,000), or (5.0%), compared to $1,898,000, or 43%, during the same period last year. Gross margins on our various product lines vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The $2,526,000 decrease for the three months ended September 30, 2007 is comprised of the $753,000 decline corresponding to the decline in sales in the third quarter of 2007, a $1,284,000 decline associated with the return of product noted above, and a $489,000 decline in royality and licensing fees. Our gross margin for the quarter ended September 30, 2007, was 47% compared to 43% in the same period last year.

Research and Development (“R&D”) expenses increased from $74,000 for the quarter ended September 30, 2006 to $154,000 for the quarter ended September 30, 2007, or an increase of $80,000. The increase was attributed to higher product development costs and employee related expenses due to increased R&D activities and expanded scientific staff compared to the same period last year. The Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

Sales, General and Administrative (“SG&A”) expenses were $4,576,000 and $1,563,000 in the quarterly periods ended September 30, 2007 and 2006 respectively, an increase of $3,013,000, or 193%. This increase is predominately due to expanded investment in personnel, infrastructure, and sales and marketing activities to meet anticipated future demands (with the exception of bad debt expense, as described below). Specific changes in SG&A expense is detailed in the following schedule:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Increase / Decrease

Payroll	$1,151,000	$420,000	$731,000
Employee benefits, payroll taxes, and hiring expenses	356,000	147,000	209,000
Sales and marketing	1,041,000	140,000	901,000
Allowance for bad debt expense, net	(255,000)	-	(255,000)
Operations	263,000	136,000	127,000
Travel and entertainment	180,000	146,000	34,000
Rent and facility costs	396,000	21,000	375,000
Stock based compensation	404,000	114,000	290,000
Shareholder relations	188,000	64,000	124,000
Depreciation and amortization, net of
allocation to cost of goods sold	308,000	224,000	84,000
Administration, insurance, and other	544,000	151,000	393,000

Total selling, general and administrative expenses	$4,576,000	$1,563,000	$3,013,000

In the three months ended September 30, 2007 our provision for the allowance for bad debt expense was ($255,000) compared to $0 in the three months ended September 30, 2006. This decrease is the result of an $800,000 additional provision offset by a recovery of $1,055,000 previously provided for.

Professional fees increased $433,000 from $314,000 for the quarter ended September 30, 2006 to $747,000 for the quarter ended September 30, 2007. The higher professional fees in 2007 primarily relate to consulting fees incurred in connection with marketing and business development activities and Sarbanes-Oxley Section 404 activities. Professional fees include costs related to accounting, legal and consulting services.

Other income and expense, net, increased by $561,000 in the three months ended September 30, 2007 compared to 2006. This increase is comprised primarily of a $597,000 increase in interest income due to higher cash balances.

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

For the nine months ended September 30, 2007, the Company’s net loss was ($3,028,000), or ($0.02) per share, compared to net income of $807,000, or $0.01 per share, in the same period of 2006, showing a decrease of $3,835,000. The decrease for the nine month period was primarily due to a $10,297,000 increase in operating expenses, a $286,000 loss on our investment in a joint venture, and a $309,000 expense for loss on the retirement of assets when we moved our corporate offices to Phoenix, AZ, offset by a $357,000 decline in our cost of goods sold, an increase of $4,504,000 in royalty revenues, a $1,849,000 increase in interest income, and a $1,250,000 gain on the settlement of a lawsuit.

Our consolidated revenues through September 30, 2007 of $16,513,000 increased $3,619,000, or 28%, from the same period last year. The revenue increase is attributable to a $8,161,000, or 186%, increase in product sales, offset by a decrease of $9,046,000 in infomercial sales, including a $1,551,000 sales return (Note 10), and a $4,504,000 increase in royalty and licensing revenue over the nine months ended September 30, 2006, as shown in the following schedule:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Increase / Decrease

Product, net of discounts	$12,545,000	$4,384,000	$8,161,000

Infomercial	486,000	7,981,000	(7,495,000)
Less infomercial sales return	(1,551,000)	-	(1,551,000)
Net infomercial sales	(1,065,000)	7,981,000	(9,046,000)

Royalty and licensing fees	5,033,000	529,000	4,504,000
Total revenues	$16,513,000	$12,894,000	$3,619,000

Gross margins on sales in the nine months ended September 30, 2007 were $9,902,000, or 47%, compared to $5,396,000, or 44%, during the same period last year. Gross margins on our various product lines vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. The $3,976,000 increase for the nine months ended September 30, 2007 is comprised of the $756,000 increase corresponding to the sales growth in the nine months ended September 30, 2007, offset by the $1,284,000 decline associated with the return of product noted above, and a $4,504,000 increase in royality and licensing fees.

R&D expenses increased from $259,000 for the nine months ended September 30, 2006 to $446,000 for the nine months ended September 30, 2007, or an increase of $187,000. The increase was attributed to higher product development costs and employee related expenses due to increased R&D activities and expanded scientific staff compared to the same period last year. The Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

SG&A expenses were $12,546,000 and $4,413,000 in the nine months ended September 30, 2007 and 2006 respectively, an increase of $8,133,000, or 184%. This increase is predominately due to expanded investment in personnel, infrastructure, and sales and marketing activities to meet anticipated future demands (with the exception of bad debt expense - see below). Specific changes in SG&A expense is detailed in the following schedule:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Increase / Decrease

Payroll	$3,014,000	$1,374,000	$1,640,000
Employee benefits, payroll taxes, and hiring expenses	924,000	367,000	557,000
Sales and marketing	2,114,000	318,000	1,796,000
Allowance for bad debt expense	800,000	-	800,000
Operations	745,000	246,000	499,000
Travel and entertainment	673,000	326,000	347,000
Rent and facility cost	689,000	90,000	599,000
Stock based compensation	1,667,000	114,000	1,553,000
Shareholder relations	425,000	197,000	228,000
Depreciation and amortization, net of
allocation to cost of goods sold	555,000	477,000	78,000
Administration, insurance, and other	940,000	904,000	36,000

Total selling, general and administrative expenses	$12,546,000	$4,413,000	$8,133,000

In the nine months ended September 30, 2007 our provision for the allowance for bad debt expense was $800,000 (net of $1,055,000 in recoveries) compared to $0 for the nine months ended September 30, 2006. This increase is the result of an $1,855,000 additional provision offset by a recovery of $1,055,000 previously provided for.

Professional fees increased $1,978,000 from $764,000 for the nine months ended September 30, 2006 to $2,742,000 for the nine months ended September 30, 2007. The higher professional fees in 2007 primarily relate to consulting fees incurred in connection with marketing and business development activities and a charge of $750,000 for costs associated with developing our joint venture with Grain Enhancements LLC (Note 10). Professional fees include costs related to accounting, legal and consulting services.

Other income and expense, net, increased by $2,505,000 in the nine months ended September 30, 2007 compared to 2006. This increase is comprised of a $1,850,000 increase in interest income, a $1,250,000 gain on the settlement of a lawsuit (Note 3), offset by a $309,000 charge for the loss on the retirement of assets, and a $286,000 charge for the loss on the equity investment in a joint venture (Note 10).

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, our source of liquidity was cash in the amount of $49,546,000. Our cash increased by $34,679,000 in the nine months ended September 30, 2007 from our cash position of $14,867,000 at December 31, 2006.

For the first nine months of 2007, net cash used in operations was $1,566,000, compared to cash used in operations in the same period of 2006 of $213,000, an increase of $1,353,000. This increase in cash used in operations resulted primarily from our net loss of $3,028,000, plus the non-cash charges against income of $1,453,000 for depreciation and amortization, $800,000 for an increase in the provision for doubtful accounts, a $309,000 charge for the loss on the retirement of assets, a $1,667,000 charge for stock-based compensation, a $286,000 charge for the equity loss on our joint venture, and the increase in inventories of $623,000, an increase in accounts receivable of $1,545,000 (net of a conversion of a customers’ accounts receivable of $3,881,000 to a short-term note receivable (Note 5), an increase of $400,000 in other current assets, and a decrease of $485,000 in accounts payable and accrued liabilities.

Cash used in investing activities in the first nine months of 2007 was $19,527,000, compared to $6,271,000 for the same period of 2006. This increase of 13,256,000 was primarily caused by $8,208,000 in expenditures for plant expansions and other fixed assets, $802,000 for the purchase of intangible assets, $2,169,000 and $5,143,000 for the purchase Grainnovation, Inc. and the investment in Vital Living, Inc., respectively, net of cash received in those transactions, the $1,500,000 investment in the GE joint venture, and a net outflow of $1,705,000 relating to loans made by us to certain customers, net of $3,881,000 of accounts receivable converted to short-term notes receivable (Note 5).

Cash provided by financing activities for the nine months ended September 30, 2007, was approximately $55,772,000, which reflects proceeds from our February 2007 private placement financing (see below) and proceeds received upon the exercise of common stock options and warrants. This is an increase of $30,867,000 from the private placement financing, and the $8,795,000 increase from the exercise of common stock options, compared to the nine months ended September 30, 2006. Our working capital position as of September 30, 2007 was $56,676,000 compared to $23,320,000 as of December 31, 2006.

On February 15, 2007, we sold an aggregate of 20,000,000 shares of our common stock at a price of $2.50 per share in connection with a private placement for aggregate gross proceeds of $50,000,000 ($46,805,000 after offering expenses). Additionally, the investors were issued warrants to purchase an aggregate of 10,000,000 shares of our common stock at an exercise price of $3.25 per share. An advisor for the financing received a customary 6% cash-fee, based on aggregate gross proceeds received from the investors, reasonable expenses and a warrant to purchase 1,200,000 shares of common stock at an exercise price per share of $3.25. The warrants have a term of five years and are exercisable after August 16, 2007.

In April 2007, we acquired shares of convertible preferred stock and secured convertible notes of Vital Living, Inc. from the holders of those outstanding securities, for an aggregate of $5,226,000 (Note 10).

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

In June 2007, we entered into a joint venture with PAHL to form Grain Enhancement LLC (Note 10). This joint venture required a $1,500,000 capital contribution which was made in July 2007. Additional capital contributions of $2,000,000 and $1,500,000 are due from each member in October 2007 and August 2008, respectively. As of November 2, 2007 neither party to the LLC has made the October 2007 scheduled contribution as the capital infusion was not needed as of that date, and both parties are discussing deferring that contribution until a later date to be agreed upon.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon unaudited consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, we evaluate the estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates.

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

During the nine months ended September 30, 2007, we implemented the following new critical accounting policy:

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

Recent accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not determined the effect that the adoption of FAS 157 will have on its consolidated financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents have been maintained only with maturities of 30 days or less. Our short-term investments have interest reset periods of 30 days or less. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates. As of September 30, 2007, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. We do not believe that a hypothetical adverse change of 10% in interest rates would have a material effect on our financial position.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2007, NutraCea’s disclosure controls and procedures were adequate to ensure that information required to be disclosed by NutraCea in reports filed or submitted under the Exchange Act were timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

In August 2007, Perry Smith, LLP, our independent registered public accounting firm advised the audit committee of our board of directors that it identified deficiencies that existed in the design or operation of the Company’s internal controls that it considered to be material weaknesses in the effectiveness of NutraCea’s internal controls. The deficiencies reported by Perry Smith included the lack of a documented policy relating to the retention of experts that provide assistance to NutraCea with financial transactions and insufficient procedures to ensure timely and comprehensive analysis by management of significant accounting transactions. In the period covered by this quarterly report, NutraCea addressed these deficiencies. NutraCea implemented and documented procedures to evaluate the qualifications of, and potential conflicts with, financial experts, including requiring that NutraCea’s board of directors approve the retention of financial experts if the dollar amount of the transactions for which the experts will be retained exceeds certain objective thresholds. In addition, NutraCea implemented procedures that will improve the timeliness and review of accounting issues, including earlier review of accounting and reporting issues relating to significant transactions and earlier participation by management in the analysis of the accounting impact of such transactions.

Other than the items identified above, during the quarter covered by this report, there was no change in NutraCea’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Our Business

We have a limited operating history and have generated losses in the third quarter of 2007 and in each quarter before 2006.

We began operations in February 2000 and incurred losses in each reporting period until the second fiscal quarter of 2006, and we incurred losses in third fiscal quarter of 2007. Our prospects for financial success are difficult to forecast because we have a relatively limited operating history. Our prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets. Our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in product development, possible cost overruns due to price and cost increases in raw product and manufacturing processes, uncertain market acceptance, and inability to respond effectively to competitive developments and attract, retain and motivate qualified employees. Therefore, there can be no assurance that our business or products will be successful, that we will be able to achieve or maintain profitable operations or that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.

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

During 2006, we received approximately 67% of product sales revenue from five customers and approximately 48% of our revenue from one customer. During the nine months ended September 30, 2007, six customers accounted for 46% of our sales. A loss of any of these customers could have a material adverse effect on our revenues and results of operations.

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

All of our current products depend on our proprietary technology using unstabilized or raw rice bran, which is a by-product from milling paddy rice to white rice. Our ability to manufacture stabilized rice bran raw is currently limited to the production capability of our production equipment at Farmers’ Rice Co-operative (“FRC”), Archer Daniels Midland (“ADM”), our stage I plant in Mermentau, LA and our single value-added products plant in Dillon, Montana. Between the Dillon, Montana plant and the facilities at FRC, ADM, and Mermentau, we currently are capable of producing just enough finished products to meet current demand. The existing plants do not allow for dramatic expansion of product demand, therefore domestic production capacity is needed. Anticipating incremental demand for NutraCea products, we completed the first phase of an expansion of the Dillon, Montana facility in 2006. We have also entered into a new raw rice bran supply agreement with Louisiana Rice Mill (“LRM”) in Louisiana. The supply agreement led to the construction of a new stabilization plant in Mermentau which became operational in April 2007. These facilities plus another stabilization and value-added plant scheduled to be operational by the end of 2007 should meet our production needs for 2007, but we do not anticipate that they will meet our longer term supply needs. Therefore, we anticipate building new facilities to meet the forecasted demand for our products and envision we will be able to execute on this initiative. In the event we are unable to create additional production capacity to produce more stabilized rice bran products to fulfill our current and future requirements this could materially and adversely affect our business, results from operations, and financial condition.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are evaluating our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by the Sarbanes-Oxley Act. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). NutraCea is required to comply with the Section 404 requirements for its fiscal year ending December 31, 2007. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by our compliance deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, including the SEC. In addition, we may be required to incur a substantial financial investment to improve our internal systems and the hiring of additional personnel or consultants. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.

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

Risks Related to Our Stock

Our Stock Price is Volatile.

The market price of a share of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The high and low closing prices of a share of common stock for the following periods were:

	High	Low

Three months ended September 30, 2007	$3.31	$1.34

Three months ended June 30, 2007	$5.04	$2.60

Three months ended March 31, 2007	$3.39	$2.21

Twelve months ended December 31, 2006	$2.74	$0.60

Twelve months ended December 31, 2005	$1.81	$0.30

The market price of a share of our common stock may continue to fluctuate in response to a number of factors, including:

•	announcements of new products or product enhancements by us or our competitors;

•	fluctuations in our quarterly or annual operating results;

•	developments in our relationships with customers and suppliers;

•	the loss of services of one or more of our executive officers or other key employees;

•	announcements of technological innovations or new systems or enhancements used by us or our competitors;

•	developments in our or our competitors intellectual property rights;

•	adverse effects to our operating results due to impairment of goodwill;

•	failure to meet the expectation of securities analysts’ or the public; and

•	general economic and market conditions.

We have significant “equity overhang” which could adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of equity securities.

As of November 2, 2007, NutraCea had 142,776,599 shares of common stock outstanding. Additionally, as of November 2, 2007, options and warrants to purchase approximately 44,363,000 shares of our common stock were outstanding. The possibility that substantial amounts of our outstanding common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

Sales of Our Stock Pursuant to Registration Statements May Hurt Our Stock Price

We granted registration rights to the investors in our October 2005, May 2006 and February 2007 capital stock and warrant financings. As of November 2, 2007, approximately 26,220,000 shares of our common stock remained eligible for resale pursuant to outstanding registration statements filed for these investors. Sales or potential sales of a significant number of shares into the public markets may negatively affect our stock price.

The Exercise of Outstanding Options and Warrants May Dilute Current Shareholders

As of November 2, 2007, there were outstanding options and warrants to purchase approximately 44,363,000 shares of our common stock. Holders of these options and warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Moreover, while these options and warrants are outstanding, our ability to obtain financing on favorable terms may be adversely affected.

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

As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance technical capabilities, or that may otherwise offer growth opportunities. In the event of any future acquisitions, we could:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2007, NutraCea issued the following securities without registration under the Securities Act of 1933:

Common Stock

One (1) shareholder converted 2 shares of Series C Convertible preferred Stock into 2,352 shares of our common stock. The preferred shares converted at a conversion rate of 1,176 shares of common stock for each preferred share.

Eighteen (18) shareholders exercised options or warrants and received a total of 2,291,183 shares of common stock for an aggregate purchase price of $2,089,000.

Options and Warrants

We issued to six (6) employees options to purchase a total of 65,000 shares of common stock with vesting periods ranging from 90 days to three years. The options expire in ten years and have exercise prices per share ranging from $1.44 to $3.22.

The expense for stock options and warrants issued to consultants and employees are calculated at fair value using the Black-Scholes valuation method.

The issuance of common stock upon conversion of preferred stock was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933. All other issuances above were made without public solicitation, and were acquired for investment purposes only and were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit

2.1
Asset Purchase Agreement, dated as of September 28, 2007, between NutraCea and Vital Living, Inc. (incorporated herein by reference to the registrant’s current report on Form 8-K filed on October 4, 2007).

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

NUTRACEA

Dated: November 14, 2007	/s/ Bradley Edson
Bradley Edson Chief Executive Officer

Dated: November 14, 2007	/s/ Todd C. Crow
Todd C. Crow, Chief Financial Officer (Principal Accounting Officer)