Form 10-K
period 2007-12-31
NUTRACEA
filed 2008-03-17
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

                     (Mark one)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the year ended December 31, 2007

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 0-32565

NUTRACEA
(Exact name of registrant as specified in its Charter)

California	87-0673375
(State of Incorporation)	(I.R.S. Employer Identification No.)

5090 N. 40th St., Suite #400 Phoenix, AZ	85018
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). YES ☐ NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of June 30, 2007, the aggregate market value of the Company’s common stock held by non-affiliates was $435,500,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 3, 2008, there were 145,418,965 shares of common stock outstanding.

FORM 10-K

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

PART I

Item 1. Business.

GENERAL

NutraCea (“we,” “us,” “our,” or the “Company”) is a California corporation formerly known as Alliance Consumer International, Inc. As a result of the reorganization transaction discussed below, we conduct the business previously carried on by NutraStar Technologies Incorporated (“NTI”), a Nevada corporation that was formed and started doing business in February 2000 and is a wholly-owned subsidiary. In addition, we conduct business through our wholly-owned subsidiary, The RiceX Company, or RiceX, a Delaware corporation that we acquired on October 4, 2005.

NutraCea is a health science company that has proprietary intellectual property that allows us to process and convert rice bran, one of the world’s most underutilized food resources, into a highly nutritious ingredient that has applications in various food products and as key components of patented and proprietary formulations that have applications for treatment modalities in nutritional supplementation. It is also used as a stand-alone products that can be sold through non-related entities with distribution into the market place, both domestically and internationally. These products include food supplements and medical foods, or “nutraceuticals,” which provide health benefits for humans and animals based on stabilized rice bran and stabilized rice bran derivatives. We believe that stabilized rice bran products can deliver beneficial physiological effects. We have conducted and are continuing to pursue ongoing clinical trials and third party analyses in order to further support the uses for and effectiveness of our products.

The RiceX subsidiary is primarily engaged in the manufacturing of stabilized rice bran (“SRB”) at its Sacramento facility for various consumptive uses, and the custom manufacturing of various grain based products for food ingredient companies at its production facility in Dillon, Montana. RiceX Nutrients, Inc. has specialized processing equipment and techniques for the treatment of rice grain products to cook, convert, isolate, dry and package finished food ingredients used in the formulation of health food and consumer food finished products. NutraCea RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction, is produced at the Dillon, Montana facility along with RiFiber, a fiber rich derivative and RiBalance, a complete rice bran nutritional package. NutraCea believes that these manufacturing capabilities are unique among grain processors, with custom processing capabilities suited to numerous food applications.

Through the acquisition of The RiceX Company by NutraCea on October 4, 2005, the combined company, known as NutraCea, has created a vertically integrated company combining the manufacture, product development and marketing of a variety of products based upon the use of stabilized rice bran and rice bran formulations. We generated approximately $22,161,000, $18,090,000, and $5,564,000 in revenue for the years ended December 31, 2007, 2006 and 2005, respectively. We reported a net loss for the year ended December 31, 2007 of $11,911,000, a net income of $1,585,000 for the year ended December 31, 2006, and a net loss of $3,872,000 for the year ended December 31, 2005. Our net operating loss, or NOL, carry-forwards expire for federal tax purposes at various dates from 2011 through 2021, and expire for state tax purposes in 2010 through 2016. See Part II — Item 8. FINANCIAL STATEMENTS, Note 13 - Income Taxes.

 RiceX™ and RiceX Solubles™ are our registered trade names. TheraFoods®, ProCeuticals®, NutraGlo®, NutraBeauticals®, Mirachol®, Max “E” ®, Max “E” Glo®, StaBran®, RiSolubles® and RiceMucil®, are some of our registered trademarks. In total, we have thirty five registered trademarks. In addition to our trade names and our trademarks, we hold patents to the production of Beta Glucan and a micro nutrient enriched rice bran oil process. We also hold patents to a method to treat high cholesterol, to a method to treat diabetes and on a process for producing higher value fractions (“HVF”) from stabilized rice bran. See PATENTS AND TRADEMARKS below.

The Company relocated its headquarters to Phoenix, Arizona in April 2007, replacing the office space previously occupied in El Dorado Hills, California. Our corporate offices are located at 5090 N. 40th St., Phoenix, AZ 85018. Our telephone number is (602) 522-3000. Our website is www.nutracea.com. The contents of our website are not incorporated by reference into this Form 10-K. As of December 31, 2007, we occupy approximately 50,000 square feet of executive offices in Phoenix, and 28,000 square feet of laboratory, warehouse and production facilities in West Sacramento, California. Additionally, we own operating production facilities in Dillon, MT, Mermentau, LA, and Freeport, TX. Our other production facilities are co-located within supplier rice mills in Arbuckle and West Sacramento, CA.

At the end of December 31, 2007, we had three wholly-owned subsidiaries, NTI, which in turn wholly owns NutraGlo Incorporated, a Nevada corporation, RiceX, which wholly owns RiceX Nutrients, Inc., a Montana corporation and Nutramercials, Inc., a Nevada corporation that owns 100% of Infomaxx, LLC. We also own part of NutraStarSport, Inc., an inactive Nevada corporation. We own 90% of NutraCea/Cura LLC, a joint venture we entered in 2007 to buy and market pharmaceutical grade products. Additionally, we have a 47.5% interest in Grain Enhancements LLC, a joint venture to produce and distribute SRB products in Southeast Asia, which was formed in June 2007. In December, 2007, we formed Rice RX, LLC, and Rice Science, LLC, in which we hold a 50%, and 80% interest, respectively.

In February 2008, we acquired 100% of Irgovel - Industria Riograndens De Oleos Vegetais Ltda., a limited liability company organized under the laws of the Federative Republic of Brazil (“Irgovel”). Irgovel, located in Brazil, owns and operates a rice bran oil processing facility in South America.

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

On October 1, 2003, NutraStar Incorporated changed our name to NutraCea and the common stock began trading on the OTCBB under the symbol “NTRC.” On November 12, 2003, we declared a 1:10 reverse stock split. Our common stock trades on the OTCBB under the symbol “NTRZ.OB”.

On October 4, 2005, we acquired RiceX in a merger transaction in which our wholly-owned subsidiary, Red Acquisition Corporation, merged with and into RiceX, with RiceX surviving the merger as our wholly-owned subsidiary. In the merger, the shareholders of RiceX received 28,272,064 shares of NutraCea common stock in exchange for 100% of the shares of RiceX common stock, and NutraCea assumed the outstanding RiceX options and warrants, which became options and warrant to purchase a total of 11,810,507 shares of NutraCea common stock.

PRODUCTS

The NutraCea Process stabilizes rice bran, which is the portion of the rice kernel that lies beneath the hull and envelopes the endosperm (white rice). Rice bran contains over 60% of the nutritional value of rice. However, without stabilization, the nutritional value of rice bran is lost shortly after the milling process. This is due to the lipase-induced rancidity caused by the rice milling process. Consequently, this rich nutrient resource is typically disposed of as low value animal feed. The NutraCea Process deactivates the lipase enzyme and makes the bran shelf life stable for a minimum of one year. While other competing processes have been able to stabilize rice bran for a limited time, the NutraCea Process naturally preserves most of the higher value nutritional and antioxidant compounds found in rice bran for a significantly longer period of time.

The NutraCea Process has enabled the Company to develop a variety of nutritional food products, including its primary product, NutraCea® Stabilized Rice Bran. NutraCea® Stabilized Rice Bran meets microbiological standards for human consumption. Our customers include consumer nutrition and healthcare companies, domestic and international food companies, and companion animal feed manufacturers. We believe that the NutraCea process of stabilizing rice bran may be used to stabilize other cereal brans, such as wheat bran. The Company has ongoing research in this area expects to provide industrial proof of concept soon.

We produce stabilized, nutrient-rich rice bran and derivatives that are used in a wide variety of new products. These include:

NutraCea Stabilized Rice Bran:
Stable whole rice bran and germ. This is our basic stabilized rice bran product that is both a food supplement and an ingredient for cereals, baked goods, companion animal feed, health bars, etc. It is also the base material for producing NutraCea Solubles, oils and NutraCea Fiber Complex.

NutraCea Stabilized Rice Bran Fine:
This is the same product as the NutraCea Stabilized Rice Bran, except that it has been ground to a particle size that will pass through a 20 mesh screen. It is used primarily in baking and pasta applications.

NutraCea Stabilized Rice Bran Extra Fine:
This is the same product as the NutraCea Stabilized Rice Bran, except that it has been ground to a particle size that will pass through a 80 mesh screen. It is used primarily in baking and pasta applications.

Dextrinized Rice Bran:
A modified carbohydrate converted NutraCea Stabilized Rice Bran that is more functional in baking and mixed health drink applications. This product contains all of the nutrient-rich components of NutraCea Stabilized Rice Bran.

NutraCea RiSolubles:
A highly concentrated water dispersible carbohydrate and lipid rich fraction component of NutraCea Stabilized Rice Bran. This product contains only a small amount of fiber and is a concentrated form of the vitamins and nutrients found in NutraCea Stabilized Rice Bran.

NutraCea Fiber Complex:
Nutrient-rich insoluble fiber source with associated nutrients. This product, designed for use by the baking and health food markets, is the remaining ingredient when NutraCea Stabilized Rice Bran is processed to form NutraCea Solubles.

In addition to the above, further refining NutraCea Stabilized Rice Bran into oil and its by-products can produce NutraCea Oil, NutraCea Defatted Bran and Higher Value Fractions.

NutraCea Rice Bran Oil:
Nutrient-rich oil made from NutraCea Stabilized Rice Bran. This oil has high smoke and flash points, which provides a very long fry life, is not readily absorbed into food, is naturally trans fat free and provides excellent nutritional qualities. It is sold into consumer, food services, and industrial segments.

NutraCea Defatted Bran:
Low fat bran that does not contain rice bran oil. This is a product designed for use by the baking industry for its high fiber nutritional benefits which include a balanced amino acid profile, high fiber content, and high mineral content.

Higher Value Fractions:
Nutraceutical-like compounds naturally occurring in NutraCea Stabilized Rice Bran and Rice Bran Oil that provide specific health benefits. Tocopherols, tocotrienols, and gamma oryzanol, lecithin and phytosterols are some of the antioxidant-rich fractions that are found in rice bran and are enhanced by stabilization. Gamma oryzanol has a variety of uses as a nutraceutical and is unique to rice bran in terms of the quantity available.

We have developed a number of product lines using NutraCea Process stabilized rice bran products and proprietary rice bran formulations in various categories.

INDUSTRY BACKGROUND

By definition, nutraceuticals are products from natural sources that have biologically therapeutic effects in humans and animals. These compounds include vitamins, antioxidants, polyphenols, phytosterols, oryzanols, as well as macro and trace minerals. The NutraCea Process provides stabilized rice bran and rice bran oil that are good sources for some of these compounds, including tocotrienols, a highly potent antioxidant form of vitamin E, and gamma-oryzanol, which is found in significant amounts in rice bran. Among other things, these compounds act as potent antioxidants. Stabilized rice bran and its derivatives also contain high levels of B-complex vitamins and beta-carotene, a vitamin A precursor. Stabilized rice bran also contains high levels of carotenoids and phytosterols, both essential fatty acids, a balanced amino acid profile and soluble and insoluble fiber which promote colon health. See section “Benefits of NutraCea Stabilized Bran” for additional information.

Rice is one of the world’s major cereal grains, although United States production of rice is only a small fraction of total world production. According to the United States Department of Agriculture, approximately 65% of the nutritional value of rice is contained in the rice bran, the outer brown layer of the rice kernel which is removed during the milling process. However, raw, unstabilized rice bran deteriorates rapidly. Because of the rapid degradation and short shelf life, rice bran has not been widely accepted as a component of nutrition, health or beauty products, notwithstanding the known benefits. We have developed a method of stabilizing rice bran we believe is superior in providing a shelf life greater than one year, which we believe is longer than any other stabilized rice bran. The longer shelf life allows for economical production of nutrition products which incorporate rice bran ingredients.

As the market becomes more aware of the value of our ingredients and proprietary formulations we believe demand for our products will increase materially. Since stabilized rice bran is a safe food product, we believe that its beneficial effects can be obtained with no known deleterious side effects, such as those that may be present in pharmaceuticals. Many physicians have taken an interest in our nutraceutical products as a means of offering alternative or complementary approaches for treating serious healthcare problems. If further clinical trials support the beneficial effects of our nutraceutical and medical foods products and if the medical community widely endorses such use of our products, we believe that our products in certain situations, may be used as a nutritional therapy either prior to or as a complement to traditional pharmaceutical therapies for the treatment of a variety of ailments including diabetes and coronary heart disease. NutraCea has recently begun collaborating with Herbal Science, a manufacturer of nutraceutical products, to further explore the pharmaceutical potential of the thousands of compounds found within rice bran.

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

RICE PROCESSING AND RICE BRAN STABILIZATION

When harvested from the field, rice is in the form of paddy, or “rough” rice. In this form, the rice kernel is fully enveloped by the rice hull. The hull is removed in the first stage of milling, yielding brown rice. In the second stage of milling, the outer brown layer, or rice bran, is removed to produce white rice. Rice bran is composed of the rice germ and several sub-layers, which accounts for approximately 8% by weight of paddy rice and contains over 60% of the nutrients found in each kernel of rice. (See Juliano, B.O., 1985 Rice: Chemistry and Technology, American Association of Cereal Chemists, St. Paul, MN, pp. 37-50.)

Under normal milling conditions, when brown rice is milled into white rice, the oil in the bran and a potent lipase enzyme found on the surface of the bran come into contact with one another. The lipase enzyme causes very rapid hydrolysis of the oil, converting it into glycerol, monoglycerides, diglycerides and free fatty acid, or FFA. As the FFA content increases, the rice bran becomes unsuitable for human or animal consumption due to rancidity with resultant off flavor. At normal room temperature, the FFA level increases to 5-8% within 24 hours and thereafter increases at the rate of approximately 4-5% per day. Rice bran is unfit for human consumption at 5% FFA, which typically occurs within 24 hours of milling.

When the lipase enzyme are deactivated, rice bran is stabilized, thus preserving a potentially important nutrient source that is largely wasted today. Heat will deactivate the lipase enzyme, reduce microbiological load and reduce moisture levels. Several approaches have used heat as the basis for stabilization. However, most of the rice bran nutrients are lost in this process and enzyme deactivitation is not optimized. For example, parboiled, or converted rice, is subjected to soaking and steaming prior to being dried and milled. This process softens the rice kernel and reduces the problem of lipase-induced hydrolysis. The bran produced from parboiled rice, however, is only semi-stabilized, typically spoiling in 20 days or less. The parboiling process also destroys much of the nutritional value of the bran because many of the micro nutrients are water-soluble and are leached out during the parboiling process. There have been a number of attempts to develop alternative rice bran stabilization processes that deactivate the lipase enzyme using chemicals, microwave heating and variants on extrusion technology. We believe each of these efforts results in an inferior product that uses chemicals or does not remain stable for a commercially reasonable period, or the nutrients in the bran are lost thereby significantly reducing the nutritional value in the bran.

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

Our processing equipment is designed to be installed on the premises of any two or three-stage rice mill and is located downstream from the rice polishers. After de-hulling, the rice is transported pneumatically to the rice polishing room where the brown rice kernels are tumbled between abrasive surfaces and the rice bran is polished from the surface of each kernel. The bran is separated from the denser polished rice grain and is transported pneumatically to a loop conveyor system of NutraCea design. The loop conveyor system immediately carries the fresh, unstabilized rice bran to the NutraCea stabilizer. Stabilization is achieved by feeding the fresh rice bran into a specially designed and proprietary technological process. The result is a selectively deactivated lipase enzyme and reduced microbiological load. Process controllers that maintain process conditions within the prescribed pressure/temperature regime control the system. In case of power failure or interruption of the flow of fresh bran into the system, the electronic control system is designed to purge our equipment of materials in process and resume production only after proper operating conditions are re-established.

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

NutraCea also produces proprietary value-added products in its Dillon, Montana facility. In Dillon, NutraCea has established a production facility which has the ability to isolate components of the Stabilized Rice Bran into value-added products with impressive nutritional profiles. The primary isolate is NutraCea RiSolubles which is a nutritionally-dense pleasant tasting ingredient. RiSolubles can be used in nutritional finished goods like beverages, bars, powders and pastes. RiSolubles can also be served as a stand-alone nutrition supplement in feeding programs designed to address malnutrition in pregnant/lactating mothers and infant to adolescent children. Another isolate produced in Dillon is Fiber Complex. Fiber complex is an excellent source of hypoallergenic fiber which can be used in dietary supplement formats like a fiber powders, capsules, wafers, baked products and fiber bars.

BENEFITS OF NUTRACEA STABILIZED RICE BRAN

Rice bran is a rich source of protein, oil, vitamins, antioxidants, dietary fiber and other nutrients. The approximate composition and caloric content of NutraCea Stabilized Rice Bran is as follows:

Fat	18%-23%
Protein	12%-16%
Total Dietary Fiber	23%-35%
Soluble Fiber	2%-6%
Moisture	4%-8%
Ash	7%-10%
Calories	3.2 kcal/gram

Rice bran is unique in the plant kingdom. Its protein is hypoallergenic and contains all of the essential amino acids, the necessary building blocks of protein in the body. Rice bran contains approximately 20% oil, which has a favorable fatty acid composition and excellent heat stability. Rice bran oil contains essential fatty acids and a broad range of nutraceutical compounds that have been demonstrated to have therapeutic properties. (See Cheruvanky and Raghuram, 1991 Journal of the American College of Nutrition, Vol. 10, No. 4, pp. 593-691.)

Nutraceuticals are food constituents that have human therapeutic effects. Some of these compounds include a highly potent anti-oxidant form of Vitamin E called “tocotrienols,” and gamma oryzanol, which is found in rice bran in large quantities. These compounds are potent antioxidants that have been shown to aid in reducing damage from free radicals in the body. NutraCea SRB also contains very high levels of B-complex vitamins, betacarotene (a vitamin A precursor), other carotenoids and phytosterols, as well as both soluble and insoluble fiber. (See Saunders, 1990, Rice Bran Oil, presented at Calorie Control Council Meeting, February 14, 1990, Washington, D.C.)

We have been assigned five U.S. patents relating to the production or use of nutraceutical HVF products. See PATENTS AND TRADEMARKS below.

BUSINESS STRATEGY

Our goal is to become a significant global supplier of Stabilized Rice Bran and rice bran based products in the premium consumer food and animal feed sectors of the marketplace. We produce stabilized rice bran and related products in manufacturing facilities we own or through other arrangements. See SUPPLY AND MANUFACTURING below. We intend to vigorously protect our process and products through both trade secret protection and through patent and trademark protection. See PATENTS AND TRADEMARKS below.

We believe that clinical support for stabilized rice bran products will further enhance the value of our products as nutraceuticals and functional food ingredients. Finally, we intend to aggressively market our products in four distinct product areas. These areas are nutraceuticals, functional food ingredients, performance feed and companion pet food supplements, and rice bran oils. In pursuit of this goal, we have focused and will continue to focus our marketing and development efforts in developed regions, including the U.S., Europe, Japan, South Korea and Taiwan; and in developing regions, including Central and South America, India, China, Indonesia and most of the other countries in Asia and Africa.

DEVELOPED NATIONS

In developed nations, our focus is on producing and selling ingredients to large consumer product marketers as health-enhancing ingredients for existing or newly-developed products, and as stand-alone products to consumers. In addition, we have continuing relationships with U.S., European, North American, South American, and Japanese companies to introduce our products into these regions. Although there can be no assurance that our products will continue to be successfully introduced into these regions, we believe that our current sales and continued interest from these countries validates the potential opportunity. In addition, we believe that the relationship reflects the strategy for our foreign ventures. We intend to seek other opportunities in developed nations to convert stabilized rice bran grown in those countries into finished goods and into HVF's with demonstrated health or nutritional benefits.

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

NutraCea’s first international strategic alliance was established through its wholly-owned subsidiary RiceX, in December 2000 with PRODESA and the Christian Children’s Fund in Guatemala. Under this alliance, we supplied nutritionally-dense ingredients throughout Guatemala over a twelve-month period starting in January 2001. As a result, our stabilized rice bran product, NutraCea Solubles, has been used as a base for a nutritionally enhanced drink for school breakfast and lunch programs to over 67,000 children in rural communities throughout Guatemala. The twelve-month program in Guatemala was highly successful in reducing malnutrition in school age children and enhancing their nutritional growth potential. This proof-of-concept program in Guatemala generated nearly $2,300,000 in revenues for RiceX in the year ended December 31, 2001. In 2002 and following the similar program of Guatemala, El Salvador’s Ministry of Education in San Salvador purchased RiceX’s stabilized rice bran product, RiceX Solubles, for applications in its school nutrition programs for El Salvadorian children. RiceX had similar programs in the region in 2003 and 2004.

We are broadening our presence in the international markets. Building on our 2001 successful proof-of-concept program in Guatemala, we continue to develop and expand international market development activities in Central and South America. We have initiated discussions with governmental agencies within various Central and South America countries to explore securing contracts for the introduction of our highly nutritious and proprietary food supplements for use in local and national school feeding initiatives and family nutritional support programs. We are pursuing a strategy to introduce our technology to both the public and private sectors simultaneously using the strength of our local partners in foreign markets. In the year ended December 31, 2007, we initiated feeding programs in Malawaii, Afrca, and Indonesia with support and assistance from Feed the Children and Happy Hearts that supplied nutritional supplementation to over 200,000 children.

We are building alliances with strong partners demonstrating our commitment to building the type of mutually-beneficial strategic relationships that could launch our products through distribution channels in commercial and retail outlets in Latin America countries as well as supply a better, more cost effective solution for government feeding programs.

We continue to work with major rescue and relief agencies, congressional supporters and government offices of the USDA and the United States Agency for International Development to bring a multi-year program to provide nutritional drinks to substantial numbers of children each school day from either a U.S. based facility or some future international facilities.

We also intend to partner with local governments and companies in developing nations to stabilize locally grown rice bran for local consumption and for future export. In furtherance of this objective, we plan to introduce our stabilization process systems in large rice mills located in Central and South America, China, India and Southeast Asia in the future. In many developing nations, the average person has a 300-500 calorie daily diet deficit. (See The Food and Agriculture Organization of the United Nations (FAO), Agrostat PC, on diskette (FAO, Rome, 12993); and the World Resources Institute in collaboration with the United Nations Environment Programme and the United Nations Development Programme, World Resources 1994-95 (Oxford University Press; New York, 1994), p. 108.). If we are able to expand into these areas, each NutraCea processing system has the capacity to provide up to 500 nutritionally dense calories to over one million people daily on an ongoing basis. The diet supplement provided by the locally grown and stabilized rice bran would help those people approach U.S. levels of nutrition.

We continue to hold discussions regarding the demonstration of our system and the end products for our technology with a number of companies and governments, including countries in Central America, India, China, Brazil, and certain African countries. We currently have signed letters of intent with companies in the food processing business and rice milling business in Central and South America countries as well as the Far East. See Part II - Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - “International Initiatives”, for additional discussions. However, there can be no assurance that these letters of intent and discussions will lead to implementation of the NutraCea Process with these companies or governments.

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

During fiscal 2007, approximately four percent of our net products sales were to regions outside of the United States. Information on net sales to unaffiliated customers and long-lived assets attributable to our geographic regions is included in Note 22 of Notes to Consolidated Financial Statements.

Our overall marketing plans in each of the target markets are discussed below.

Nutraceuticals

Nutraceuticals are plant-derived substances with pharmaceutical-like properties, including vitamins and dietary supplements. NutraCea Bran can be used as a nutraceutical to provide certain specific nutrients or food components (including antioxidants, oryzanols, Vitamin E, Vitamin B, and bran fiber) or to address specific health applications such as cardiovascular health, diabetes control, fighting free radicals and general nutritional supplementation. Our ingredient products are sold to consumer nutrition and healthcare companies, national nutritional retailers, multi-level personal product marketers,` and an infomercial company.

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

The functional food market in the United States is $16 billion and we estimate that this represents more than a $100 million annual market share opportunity for us. Premium ingredient manufacturers are in high demand and we are strategically positioned to take advantage of this growing and sustainable market opportunity. Our proprietary technology and product patents represent extremely valuable assets for achieving strategic leverage in this industry segment.

Performance Feed and Companion Pet Food Supplements

We also market NutraCea Bran as a feed supplement for animals. NutraCea Stabilized Bran is used as an equine feed supplement and has proven to provide greater muscle mass, improved stamina, and hair-coat luster when added to a normal diet. Show and performance horses represent the premium end of the equine market and present more than a $100 million annual market share opportunity for our future revenue growth. During 2003, NutraCea launched its own equine supplement label “Max E Glo”. In 2004, NutraCea entered into a license and distribution agreement with MannaPro, a national feed distributor, for this brand. We continued to hold numerous discussions with several major domestic equine feed manufacturers and distributors.

Rice Bran Oils

Nutrient-rich oil made from NutraCea Stabilized Rice Bran has high smoke and flash points, which provides a long fry life and is not readily absorbed into food. The oil also maintains many of the nutritional benefits of whole rice bran products, making it ideally suited for healthy salad and cooking oils. We hold a patent on the process for obtaining micronutrient enriched rice bran oil. There can be no assurance that any of our Rice Bran Oil marketing efforts will be successful.

MARKETING METHODS

As of March 3, 2008, we have a Senior Vice-President of Sales and Marketing and seven domestic sales representatives. In addition, we have several marketing and distribution agreements with distributors in Mexico, South America, Western and Eastern Europe and Africa, for developing and marketing NutraCea Bran products. In addition, we have retained a firm to provide and assist in potential qualified customer introductions. We also have a non-exclusive agreement with a firm granting rights to advertise, promote, market, sell and distribute some of our products world-wide. We continue to work to develop additional significant alliances in efforts to increase our sales volume.

Pursuant to the Stabilized Rice Bran Processing Sales and Marketing Agreement between NutraCea and Farmers Rice Cooperative (“FRC”), a cooperative association organized under the California Food and Agriculture Code, dated September 1, 2005, we granted a license to Farmers to use our rice bran processing equipment to produce stabilized rice bran for a limited number of Farmers’ customers. Our Nutrition Supplements are currently marketed domestically through various distribution channels. In addition, we distribute products under the names FlexProtex™, Rice’n Shine™, Flex Protex Cream™, SuperSolubles®, ZymeBoost® and CeaBars™ through ITV Global, Inc. (“ITV”), a direct response marketing company. We and ITV entered into a Private Label Supply Agreement (the “Supply Agreement”) and Strategic Alliance on August 24, 2005. Pursuant to this agreement, ITV markets and sells our products through infomercials. In 2007, we generated $851,000 in sales from these infomercials (net of a $1,551,000 sales return of infomercial products from another customer). The Supply Agreement has an initial term of two years and allows for a subsequent one-year term renewal. We have agreed in the Supply Agreement to fulfill ITV’s requirements for the products specified in the agreement while ITV will use its best efforts to market, distribute and sell such products. The contracts have specific unit and dollar minimums in order for them to maintain limited exclusivity.

Our nutraceutical equine products are distributed under the name “Absorbine Flex+®” by W.F. Young, Inc. We and W.F. Young entered into a distribution agreement on May 1, 2001 which provides for NutraGlo to manufacture, package and ship all W.F. Young’s sales requirements while W.F. Young is granted a license to use and market our equine products. NutraGlo has agreed to sell its equine healthcare products exclusively through W.F. Young at preferred product prices. W.F. Young has agreed to use its best efforts to promote NutraGlo’s current and future equine products and make minimum product purchases. In May of 2003, the purchase requirements for the three-year contract had been met. The distribution agreement was for an initial term of three years ending on August 31, 2004. On September 18, 2003, NutraCea, W.F. Young and Wolcott Farms, Inc. entered into a Technology Agreement which, among other things, extended the initial term of the distribution agreement through September 12, 2006. On April 12, 2005, NutraCea and W.F. Young entered into a Manufacturing Agreement which granted to us the exclusive worldwide rights to manufacture certain equine products for W.F. Young. Additionally, on April 12, 2005, NutraCea and W.F. Young entered into a Distribution Agreement under which we granted W.F. Young (i) the right of first offer and right of first refusal to market our stabilized rice bran food supplements (other than Equine Flex+) for the equine market and (ii) the right of first offer and right of first refusal to market the Flex+ product and Flex+ technology for the non-equine, non-human market.

We have developed a number of other nutraceutical animal products, which we are seeking to distribute, subject to certain limited rights of first refusal granted to W.F. Young, through various distribution channels such as the Internet and strategic joint ventures in the large animal, pet and veterinarian industries.

CUSTOMERS

During year ended December 31, 2007 we had revenues of $22,161,000. Excluding revenues of $5,340,000 for license and royalty fees, we had 6 customers that accounted for 59% of the remaining $16,821,000 sales generated during 2007. Of these, three customers, Bi-Coastal, Wellness Watchers Global, LLC, and ITV Global, Inc., accounted for 19%, 18% and 12% of sales, respectively.

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

SUPPLY AND MANUFACTURING

We purchase unstabilized rice bran from multiple suppliers. These include FRC in Sacramento, CA, ADM Rice (“ADM”) in Arbuckle, CA, and Louisiana Rice Mill in Mermentau, LA. Pursuant to our agreements our stabilization machinery is physically located within or adjacent to the rice processing plants and the rice bran by-product is directly transferred to our machinery for stabilization without the need for shipping. The relationship with the rice mills are symbiotic, as the rice manufacturer searches for raw rice bran marketing channels while we have ready access to unstabilized bran. At the end of 2007, we had three domestic suppliers of unstabilized rice bran and an additional supply contract with another rice mill in Lake Charles, LA which will be utilized when we complete construction of that SRB plant in the second quarter of 2008.

We have negotiated additional supply agreements with other rice mills within the United States and have begun engineering designs and seeking permits in preparation for additional domestic operations. We have ongoing discussions regarding entering into contracts for the supply of rice bran in Europe, Indonesia, Brazil, and throughout other areas of the world. We are continuing to seek additional relationships with rice processors, both in the United States and abroad as part of our overall business strategy. We believe suitable alternative supply arrangements are readily available if needed.

As required, we ship NutraCea Bran from our warehouse in California to our plant in Dillon, Montana for further processing into NutraCea RiSolubles, Dextrinized Rice Bran and NutraCea Fiber Complex. We ordered and installed additional equipment and have expanded the Dillon Montana facility. This additional equipment has increased our production of NutraCea Solubles and NutraCea Fiber Complex by more than 150% since the end of 2005. We plan to construct and complete an additional value-added product processing facility during 2008, in Phoenix, AZ which will initially add 5,000 tons of capacity, with room to more than quadruple that capacity over the next 18 months..

Every food product that we manufacture is produced under published FDA and USDA regulations for “Good Manufacturing Practices.” Our Chief Operating Officer oversees quality control and quality assurance testing. Product samples for each product code are frequently analyzed for adherence to a predetermined set of product microbiological and attribute specifications and each lot is released only when it demonstrates its compliance with specifications.

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

A 57-subject clinical trial conducted by Advanced Medical Research with funding by NutraCea suggested that consumption of the stabilized rice bran used in NutraCea’s RiSolubles® and RiceMucil® Nutritional Supplements may lower blood glucose levels of type 1 and type 2 diabetes mellitus patients and may be beneficial in reducing high blood cholesterol and high blood lipid levels. If warranted, NutraCea may develop products which address the use of stabilized rice bran products as medical foods for, and to potentially make health benefit claims relating to, the effects of dietary rice bran on diabetes and cardiovascular disease.

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

Our program managed by Christian Children’s Fund, or CCF, of Guatemala in 2001 was highly successful in reducing malnutrition in school age children and enhancing their nutritional growth potential. Our stabilized rice bran product, NutraCea Solubles, was used as a base for a nutritionally enhanced drink for school breakfast and lunch programs to over 67,000 children in rural communities throughout Guatemala. CCF randomly selected 150 children from the group and evaluated their nutritional condition. Thirty-seven percent (37%) of the children were classified as having acute or chronic malnutrition at the start of the test. At the end of six months, no acute malnutrition existed and only 5% chronic malnutrition remained.

NutraCea has an on-going immune system response study for HIV patients at the Haddassah Medical University in Israel. This study was initiated due to mounting anecdotal evidence obtained from NutraCea’s humanitarian efforts in Africa that RiSolubles seems to boost energy levels in HIV infect individuals, also helping them gain weight and regain relatively normal lifestyles. We caution that no causal relationship has yet been proven and that RiSolubles does not reverse infection by HIV. The study, with a medically reviewed, statistically validated protocol, is intended to provide a definitive answer. Assuming no unexpected delays in the study, initial results are expected toward the end of 2008.

On January 10, 2008 NutraCea announced the formation of a joint venture with Herbal Science (“HS”) to develop Nutraceutical extracts and pharmaceutical chemistries from NutraCea Stabilized Rice Bran. HS utilizes very sophisticated methodologies in the identification and isolation of specific biologically active compounds that have been tested for effectiveness against specific disease conditions. Thus far, it is apparent that NutraCea Stabilized Rice Bran contains a large number of novel, potentially active compounds that will be the target of HS’s methodologies. We are hopeful that the partnership will result in biologically active Stabilized Rice Bran extracts for use in the nutraceutical industry as well as specific identified compounds targeting the pharmaceutical industry.

Late in 2007, the Cancer Biomarkers Group in the Department of Cancer Studies and Molecular Medicine, University of Leicester in Leicester, UK published a research paper evaluating the effect of NutraCea Stabilized Rice Bran in ApcMin mice (British Journal of Cancer (2007) 96, 248-254). These mice have been genetically modified to serve as models for mammary, prostate and intestinal carcinogenesis. They reported that consumption of Stabilized Rice Bran (30% in the diet) reduced the numbers of intestinal adenomas in these mice by 51% compared to the same mice on a control diet. The results suggest that NutraCea Stabilized Rice Bran might be further evaluated as a chemo-preventative intervention in humans. These results lead to the filing for patent protection on “Methods for Treatment of Intestinal Carcinogenesis with Rice Bran” in January 2008. A new clinical trial utilizing NutraCea Fiber Complex has been initiated at the University of Leicester to further characterize the effectiveness of this rice bran derivative as a chemo-preventative intervention against intestinal cancer in humans.

In December, 2007 we have begun working with Herbal Science to identify and characterize compounds and extracts contained in rice bran that demonstrate effectiveness in controlling the major imbalances in serum glucose and lipid composition that typify diabetes symptoms.

PATENTS AND TRADEMARKS

Through our subsidiary NTI, we filed a non-provisional patent application with 47 claims entitled “Methods of Treating Joint Inflammation, Pain and Loss of Mobility” on November 6, 2001. In a December 3, 2002 office action, the U.S. Patent and Trademark Office allowed 26 and disallowed 21 of the patent’s 47 claims. Subsequently, in February 2004, the 26 claims which were allowed in December of 2002 were disallowed. In March 2004, we appealed the disallowance of the 26 claims which were previously allowed. Additionally, in October 2003, nine additional preventive claims were added to the patent. In February 2005, we received a written notification that the U.S. Patent and Trademark Office had allowed 11 claims and the prosecution of the application was closed. On June 8, 2005, NutraCea was granted U.S. Patent Number 6,902,739.

Through our subsidiary RiceX, we have been assigned five U.S. patents relating to the production or use of Nutraceutical or HVF products. The patents include Patent Number 5,512,287 “PRODUCTION OF BETA-GLUCAN AND BETA-GLUCAN PRODUCT,” which issued on April 30, 1996; Patent Number 5,985,344 “PROCESS FOR OBTAINING MICRONUTRIENT ENRICHED RICE BRAN OIL,” which issued on Nov. 16, 1999; Patent Number 6,126,943 “METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA, AND ATHEROSCLEROSIS,” which issued on Oct. 3, 2000; Patent Number 6,303,586 B1 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA,” which issued on Oct. 15, 2001 and Patent Number 6,350,473 B1 “METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA AND ATHEROSCLEROSIS,” which issued on Feb. 26, 2002. NutraCea currently has several additional patents filed and pending formal review, and we intend to apply for additional patents in the future as new products, treatments and uses are developed.

In addition to the previously identified issued patents NutraCea has been assigned several additional US patents. These include patent number 6,558,714-B2 “Method for Treating Hypercholesterolemia, Hyperlipidemia and Atherosclerosis” which issued on May 06, 2003, a Continuation in Part with the same title which issued on May 11, 2004 and patent number 6,902,739 “Methods for Treating Joint Inflammation, Pain and Loss of Mobility” which issued June 07, 2005. Also NutraCea has been issued eight additional International patents covering this subject area. As of December 31, 2007, NutraCea has filed four additional provisional patents. NutraCea currently has a number of additional patents filed and pending formal review and we do intend to apply for additional patents in the future as new products, applications and data become available.

The NutraCea Process is an adaptation and refinement of standard food processing technology applied to the stabilization of rice bran. We have chosen to treat the NutraCea Process as a trade secret and not to pursue process or process equipment patents on the original processes. However, process improvements will be reviewed for future patent protection. We believe that the unique products, and their biological effects, resulting from NutraCea’s Stabilized Rice Bran are patentable.

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

Although there currently are no pending claims or lawsuits against us regarding possible infringement claims, there can be no assurance that infringement claims by third parties, or claims for indemnification resulting from infringement claims, will not be asserted in the future or that such assertions, if proven to be true, will not have a material adverse affect on our financial condition and results of operations. In the future, litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to defend against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of our resources, which could have a material adverse effect on our financial condition and results of operations. Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our systems or products, any of which could have a material adverse effect on our financial condition and results of operations. In addition, there can be no assurance that a license under a third party’s intellectual property rights will be available on reasonable terms, if at all.

GOVERNMENT REGULATIONS

The Federal Food, Drug, and Cosmetic Act, or FFDCA, and the U.S. Food and Drug Administration, (“FDA”), regulations govern the marketing of our products.

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

The Federal Trade Commission, or FTC, regulates the advertising of dietary supplement and other health-related products. The FTC’s primary concern is that any advertising must be truthful and not misleading, and that a company must have adequate substantiation for all product claims. The FTC actively enforces requirements that companies possess adequate substantiation for product claims. FTC enforcement actions may result in consent decrees, cease and desist orders, judicial injunctions, and the payment of fines with respect to advertising claims that are found to be unsubstantiated.

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

COMPETITION

Although we believe that we are the only company to use non-chemical methods to stabilize all natural rice bran so that the bran has a shelf life of over one year, we compete with other companies attempting to stabilize rice bran, as well as companies producing other food ingredients and nutritional supplements. We believe that our only significant competitor currently for rice bran products is Producer’s Rice Mill, Stuttgart, AR. We believe that the product it is offering is inferior in many ways to our products. For instance, Producer’s Rice Mill includes certain additives in the stabilization process that markets the finished product more unpalatable for the animal recipients. Regardless, there can be no assurance that we will be able to compete successfully in the rice bran industry. We believe that our major nutritional supplement competitors include producers of wheat bran and oat bran, particularly in the functional food ingredients market segment.

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

REASEARCH AND DEVELOPMENT EXPENDITURES

During fiscal years 2007, 2006, and 2005, we spent $878,000, $377,000, and $191,000, respectively, on product research and development.

EMPLOYEES

As of March 3, 2008, we had a total of 95 full-time domestic employees. Our new subsidiary, Irgovel, in Pelotas, Brazil, acquired in February, 2008, has approximately 185 employees. Our employee count may change periodically. From year to year we experience normal variable labor fluctuation at our production facilities around the world. We consider that our relations with our employees are good.

AVAILABLE INFORMATION

We routinely file reports and other information with the SEC, including Forms 8-K, 10-K and 10-Q. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

NutraCea does not make its filings available on the Internet (except through the SEC’s Internet site) since all the filings are readily available on that SEC site. Paper copies of NutraCea’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be obtained free of charge upon request, by writing to NutraCea at 5090 North 40th Street, Fourth Floor, Phoenix, Arizona 85018.

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

Risks Related to Our Business

We have a limited operating history and have generated losses in each quarter of 2007, except the second, and in each quarter before 2006.

We began operations in February 2000 and incurred losses in each reporting period until the second fiscal quarter of 2006, and we incurred losses in each quarter of 2007 except the second. Our prospects for financial success are difficult to forecast because we have a relatively limited operating history. Our prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets. Our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in product development, possible cost overruns due to price and cost increases in raw product and manufacturing processes, uncertain market acceptance, and inability to respond effectively to competitive developments and attract, retain and motivate qualified employees. Therefore, there can be no assurance that our business or products will be successful, that we will be able to achieve or maintain profitable operations or that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.

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

During 2007, we received approximately 59% of product sales revenue from six customers. During 2006, we received approximately 67% of product sales revenue from five customers and approximately 48% of our revenue from one customer. A loss of any of these customers could have a material adverse effect on our revenues and results of operations.

The inability of our significant customers to meet their obligations to us may adversely affect our financial results.

We are subject to credit risk due to concentration of our trade accounts receivables and notes receivables. As of December 31, 2007, 6 customers accounted for 28% of our $2,346,000 trade accounts receivable and 2 debtors accounted for 81% of $7,975,000 notes receivables reflected on our December 31, 2007 balance sheet. In addition, we acquired secured promissory notes of Vital Living, Inc. with aggregate principal amounts of $4,226,000 in connection with our entering into an asset purchase agreement with Vital Living to acquire Vital Living’s assets. While we obtain personal guarantees and security interests backing these obligation when possible, many of these obligations are not guaranteed or secured. The inability of our significant customers and obligors to meet their obligations to us, or, in the case of Vital Living, the deterioration of Vital Living’s financial condition or assets before we are able to consummate our asset purchase, may adversely affect our financial condition and results of operations.

We rely upon a limited number of product offerings.

The majority of the products that we have sold as of December 31, 2007 have been based on stabilized rice bran. Although we will market stabilized rice bran as a dietary supplement, as an active food ingredient for inclusion in our products and in other companies’ products, and in other ways, a decline in the market demand for our SRB products, as well as the products of other companies utilizing our SRB products, could have a significant adverse impact on us.

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

All of our current products depend on our proprietary technology using unstabilized or raw rice bran, which is a by-product from milling paddy rice to white rice. Our ability to manufacture stabilized rice bran raw is currently limited to the production capability of our production equipment at FRC, ADM, our own plants located next to the Louisiana Rice Mill (“LRM”) in Mermentau, LA, and American Rice, Inc. in Freeport, TX, and our single value-added products plant in Dillon, Montana. Between the Dillon, Montana plant and our co-located facilities at FRC, ADM, and own plants in Mermentau and Freeport, and our new facility in Pelotas, Brazil (acquired in February 2008) we currently are capable of producing enough finished products to meet current demand. With the exception of Pelotas, Brazil, the existing plants do not allow for dramatic expansion of product demand, therefore additional production capacity is needed. Anticipating incremental demand for NutraCea products, we completed the first phase of an expansion of the Dillon, Montana facility in 2006. We also entered into a new raw rice bran supply agreement with Louisiana Rice Mill (“LRM”) in Louisiana that year. The supply agreement led to the construction of a new stabilization plant in Mermentau which became operational in April 2007. Start-up of our latest stabilization facility during the first quarter of 2008 in Lake Charles, LA should meet our production needs for 2008, but we do not anticipate that they will meet our longer term supply needs. Therefore, we anticipate building new facilities to meet the forecasted demand for our products and envision we will be able to execute on this initiative. In the event we are unable to create additional production capacity to produce more stabilized rice bran products to fulfill our current and future requirements this could materially and adversely affect our business, results from operations, and financial condition.

We are pursuing other supply sources in the United States and in foreign countries and anticipate being able to secure alternatives and back-up sources of rice bran, however, there can be no assurance that we will continue to secure adequate sources of raw rice bran to meet our requirements to produce stabilized rice bran products. Since rice bran has a limited shelf life, the supply of rice bran is affected by the amount of rice planted and harvested each year. If economic or weather conditions adversely affect the amount of rice planted or harvested, the cost of rice bran products that we use may increase. We are not generally able to immediately pass cost increases to our customers and any increase in the cost of stabilized rice bran products would have an adverse effect on our results of operations.

We face risks in our wheat bran stabilization efforts.

In January 2008, through a newly formed wholly owned subsidiary, we entered an agreement to develop and lease Wheat Bran Stabilization equipment to an Indonesian company. We cannot guarantee that our efforts to develop Wheat Bran Stabilization equipment will be successful.

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

We intend to pursue significant foreign operations and there are inherent risks in operating abroad.

An important component of our business strategy is to build rice bran stabilization facilities in foreign countries and to market and sell our products internationally. For example, we recently entered into a joint venture with an Indonesian company produce and market our SRB products in Southeast Asia and purchased a company in Brazil that manufactures rice bran oil. There are risks in operating stabilization facilities in developing countries because, among other reasons, we may be unable to attract sufficient qualified personnel, intellectual property rights may not be enforced as we expect, power may not be available as contemplated. Should any of these risks occur, we may be unable to maximize the output from these facilities and our financial results may decrease from our anticipated levels. The inherent risks of international operations could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include, among others:

•	cultural differences in the conduct of business;

•	fluctuations in foreign exchange rates;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	impact of recessions in economies outside of the United States;

•	reduced protection for intellectual property rights in some countries;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	political conditions in each country;

•	management and operation of an enterprise spread over various countries;

•	the burden and administrative costs of complying with a wide variety of foreign laws; and

•	currency restrictions.

Our products could fail to meet applicable regulations which could have a material adverse affect on our financial performance.

The dietary supplement and cosmetic industries are subject to considerable government regulation, both as to efficacy as well as labeling and advertising. There is no assurance that all of our products and marketing strategies will satisfy all of the applicable regulations of the Dietary Supplement, Health and Education Act, the Federal Food, Drug and Cosmetic Act, the U.S. Food and Drug Administration and/or the U.S. Federal Trade Commission. Failure to meet any applicable regulations would require us to limit the production or marketing of any non-compliant products or advertising, which could subject us to financial or other penalties.

Our success depends in part on our ability to obtain patents, licenses and other intellectual property rights for our products and technology.

We have one patent entitled Methods for Treating Joint Inflammation, Pain and Loss of Mobility, which covers both humans and mammals. In addition, our subsidiary RiceX has five United States patents and may decide to file corresponding international applications. RiceX holds patents to the production of Beta Glucan and to a micro nutrient enriched rice bran oil process. RiceX also holds patents to a method to treat high cholesterol, to a method to treat diabetes and to a process for producing Higher Value Fractions from stabilized rice bran. We also have filed a number of provisional patents for our technology. The process of seeking patent protection may be long and expensive, and there can be no assurance that patents will be issued, that we will be able to protect our technology adequately, or that competition will not be able to develop similar technology.

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

We have identified material weaknesses in our internal control over financial reporting, which could impact negatively our ability to report our results of operations and financial condition accurately and in a timely manner.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2007. We identified two material weaknesses in our internal control over financial reporting and concluded that, as of December 31, 2007, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A, “Controls and Procedures.” Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform additional work to obtain reasonable assurance regarding the reliability of our financial statements.

If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves or to integrate acquired businesses into our controls system, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our common stock.

We are dependent on key employees and consultants.

Our success depends upon the efforts of our top management team, including the efforts of Bradley D. Edson, our President and Chief Executive Officer, Todd C. Crow, our Chief Financial Officer, Leo Gingras, our Chief Operating Officer, Margie D. Adelman, our Secretary and Senior Vice President and Kody K. Newland, our Senior Vice President of Sales and Marketing. Although we have written employment agreements with each of the foregoing individuals, except for Ms. Adelman, there is no assurance that such individuals will not die, become disabled, or resign. In addition, our success is dependent upon our ability to attract and retain key management persons for positions relating to the marketing and distribution of our products. There is no assurance that we will be able to recruit and employ such executives at times and on terms acceptable to us.

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

Risks Related to Our Stock

Our Stock Price is Volatile.

The market price of a share of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The high and low closing sales prices of a share of our common stock for the following periods were:

	High	Low
Twelve months ended December 31, 2007	$5.00	$0.75

Twelve months ended December 31, 2006	$2.74	$0.60

Twelve months ended December 31, 2005	$1.81	$0.30

The market price of a share of our common stock may continue to fluctuate in response to a number of factors, including:

•	announcements of new products or product enhancements by us or our competitors;

•	fluctuations in our quarterly or annual operating results;

•	developments in our relationships with customers and suppliers;

•	the loss of services of one or more of our executive officers or other key employees;

•	announcements of technological innovations or new systems or enhancements used by us or our competitors;

•	developments in our or our competitors intellectual property rights;

•	adverse effects to our operating results due to impairment of goodwill;

•	failure to meet the expectation of securities analysts’ or the public; and

•	general economic and market conditions.

We have significant “equity overhang” which could adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of equity securities.

As of March 3, 2008, NutraCea had 145,418,965 shares of common stock outstanding. Additionally, as of March 3, 2008, options and warrants to purchase approximately 41,981,000 shares of our common stock were outstanding. The possibility that substantial amounts of our outstanding common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

Sales of Our Stock Pursuant to Registration Statements May Hurt Our Stock Price

We granted registration rights to the investors in our October 2005, May 2006 and February 2007 capital stock and warrant financings. As of March 3, 2008, approximately 25,319,000 shares of our common stock remained eligible for resale pursuant to outstanding registration statements filed for these investors. In addition, we have filed a registration statement to cover our issuance and sale of up to $125,000,000 of common stock, preferred stock and warrants to purchase common or preferred stock. Sales or potential sales of a significant number of shares into the public markets may negatively affect our stock price.

The Exercise of Outstanding Options and Warrants May Dilute Current Shareholders

As of March 3, 2008, there were outstanding options and warrants to purchase approximately 41,981,000 shares of our common stock. Holders of these options and warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Moreover, while these options and warrants are outstanding, our ability to obtain financing on favorable terms may be adversely affected.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

We currently lease approximately 50,000 square feet of office space in our corporate headquarters in Phoenix, AZ under a lease which expires in 2016, and 28,000 of office, laboratory and warehouse space in West Sacramento, CA, under a lease which expires in 2011. We also lease a 2,000 square foot office facility in Burly, Idaho, a 1,264 square foot office in Scottsdale, Arizona. We own a 15,000 square foot manufacturing plant in Mermentau, LA, and are constructing a 50,000 square foot manufacturing plant in Lake Charles, LA. We are planning a second rice bran derivative manufacturing facility in Phoenix that will be over 100,000 square feet and have signed a letter of intent for the purchase of a building for that plant. Our subsidiary RiceX Nutrients, Inc., owns a 15,700 square foot production facility in Dillon, Montana. Our newly acquired rice bran oil facility in Pelotas, Brazil encompasses several operations and buildings on approximately 20 acres.

We believe that our facilities are adequate for our anticipated needs through 2008 but we anticipate the Company will need to add additional manufacturing capacity for 2009. We plan to build another production facility in 2008 to meet anticipated needs in 2009. The properties are adequately covered by insurance.

Item 3. Legal Proceedings.

From time to time we are involved in litigation incidental to the conduct of our business. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually, or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

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

NutraCea Common Stock	Low	High

Year Ended December 31, 2007
Fourth Quarter	$0.75	$1.76
Third Quarter	$1.34	$3.31
Second Quarter	$3.03	$5.00
First Quarter	$2.21	$3.39

Year Ended December 31, 2006
Fourth Quarter	$1.30	$2.74
Third Quarter	$0.80	$1.38
Second Quarter	$0.60	$1.45
First Quarter	$0.65	$1.42

HOLDERS

As of March 3, 2008, there were approximately 276 holders of record of our common stock.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended December 31, 2007, we issued the following securities without registration under the Securities Act of 1933.

Common Stock:

We issued to three investors a total of 2,296,157 shares of our common stock for the exercise of warrants for cash in the aggregate amount of $274,500, and upon the surrender of 615,199 shares our common stock.

Options and Warrants:

We issued to four employees options to purchase an aggregate of 123,000 shares of our common stock. The options vest quarterly over periods ranging from three to four years, have per exercise prices between $1.02 and $1.50, and expire in ten years.

All of the above issuances above were made without any public solicitation, to a limited number of consultants and shareholders and were acquired for investment purposes only. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933.

Sales of unregistered securities during the first three quarters of 2007 have previously been reported in quarterly reports on Form 10-Q or current reports on Form 8-K that we have filed with the Securities and Exchange Commission.

SHARE REPURCHASES

We did not repurchase any of our securities in 2007.

Item 6. Selected Financial Data

The following unaudited selected historical information has been derived from the audited consolidated financial statements of NutraCea. The consolidated financial information as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The information set forth below should be read in conjunction with the financial statements, related Notes thereto, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

Annual Summary

Selected financial information represents annual results. Due to the acquisition of The RiceX Company on October 4, 2005, the following represents annual results for NutraCea and three months of operations for RiceX for 2005 information.

Statements of Operations Data: (In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005	2004	2003
Revenues	$22,161	$18,090	$5,564	$1,225	$1,536
Costs and expenses	37,291	17,038	8,556	24,776	9,763
(Loss) income from operations	(15,130)	1,052	(2,992)	(23,551)	(8,227)
Other income (expense)	3,239	538	(878)	(24)	(4,309)
Net (loss) income	$(11,911)	$1,585	$(3,872)	$(23,575)	$(12,536)
Basic (loss) net income per common share	$(0.09)	$0.02	$(0.10)	$(1.18)	$(2.05)
Diluted (loss) net income per common share	$(0.09)	$0.02	$(0.10)	(1.18)	(2.05)

Weighted average number of shares outstanding	125,938	76,692	38,615	19,906	6,107

Balance Sheet data: (In thousands)

	As of December 31,
	2007	2006	2005		2004	2003
Cash, cash equivalents, restricted cash and investments	$43,847	$15,235	$3,636		$2,112	$100
Total assets	124,293	73,255	47,464		3,338	541
Current liabilities	7,619	2,881	1,261		441	1,028
Long-term debt	77	-	9		1,635	—
Accumulated deficit	(61,216)	(49,305)	(50,890	)(1)	(44,928)	(21,345)
Total shareholders’ equity (deficit)	$116,597	$70,374	$38,893		$1,167	$(487)

(1) The Company adopted Securities and Exchange Commission, Staff Accounting Bulletin No. 108 in 2006. As a result, the Company increased accumulated deficit at December 31, 2005 by $2,090,000. See Note 3 to the consolidated financial statements.

Item 7. Management’s Discussion and Analysis or Plan of Operation

Executive Summary

The year ended December 31, 2007 was a busy and exciting year for NutraCea and an important phase in our growth. During 2007, we built out our infrastructure to allow us to meet an anticipated increase in our business in the years ahead. We entered new distribution agreements that underscored the substantial demand for our core product, stabilized rice bran (“SRB”); and marked a number of operating achievements that positioned NutraCea for success in 2008 and beyond. We completed multiple expansions of our Dillon, MT facility, initiated rice stabilization processing at a new facility in ADM’s plant in Arbuckle, CA, and our new facility next to the Louisiana Rice Mill in Mermentau, LA, continued the new plant build out of our facility in Lake Charles, LA, and announced a definitive joint venture in Indonesia that will lay the groundwork to build several SRB facilities in Southeast Asia.

We are proud that we were able to reach these benchmarks, which position the company for future growth and success and allow us to increase our production to sell our products to current and future customers.

In addition, during 2007 we expanded our humanitarian efforts, teaming with Feed the Children and the Happy Hearts Fund. These programs will feed thousands of children and the health progress will be monitored and documented to track the benefits of this nutritional supplement for children.

Results of Operations

The following is a detailed discussion of our consolidated financial condition as of December 31, 2007 and 2006 and the results of operations for fiscal years ended December 31, 2007, 2006 and 2005, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report. The consolidated financial statements (see Part II - Item 8. FINANCIAL STATEMENTS) represent annual results for NutraCea.

YEAR ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

For the year ended December 31, 2007, our net loss was $11,911,000, or ($0.09) per share, compared to net income of $1,585,000, or $0.02 per share, in 2006, showing a decrease of $13,496,000. The decrease for the year ended December 31, 2007 was primarily due to a net increase in revenue of $4,071,000, with a corresponding increase in cost of goods sold of $768,000, resulting in an increase in gross margins of $3,303,000 for 2007 compared to 2006, which was offset by a $10,244,000 increase in Selling, General, and Administrative (“SG&A”) costs, a $3,224,000 increase in allowance for bad debt, a $1,000,000 charge for a separation sgreement with our former Chief Executive Officer, an increase of $3,216,000 in professional fees, and an increase in Research and Development (“R&D) costs of $501,000. Other income (net of expenses) for the twelve month period increased $2,701,000 consisting of a $2,264,000 increase in interest income and a $1,250,000 gain on the settlement of a lawsuit, offset by a $347,000 loss on the retirement of assets, a $309,000 loss on an equity investment, and a $163,000 loss on the sale of marketable equity securities.

Revenues, cost of goods sold and gross margin:

Consolidated revenues for the year ended December 31, 2007 were $22,161,000, an increase of $4,071,000, or 23%, from consolidated revenues of $18,090,000 in 2006. The increased revenue was a result of a $7,386,000 increase in our core SRB and related products categories and an increase of $4,355,000 in royalty and licensing fees, offset by a $7,670,000 decease in infomercial sales (net of a $1,551,000 sales return).

During the second quarter of 2007 we granted to Pacific Holdings Advisors Limited (“PAHL”) an exclusive, perpetual, royalty-free right and license to use and distribute SRB and SRB derivative products in certain Southeast Asian countries. PAHL paid a one-time fee of $5,000,000 for these rights. PAHL paid the license fee by issuing to NutraCea an interest bearing promissory note payable over five years. In January 2008, in conjunction with another agreement (see Note 20 of the Consolidated Financial Statements) we amended this note to provide that PAHL will pay us the $5,000,000 license fee by March 31, 2008 in full satisfaction of its obligations under the Note. In consideration for this accelerated payment, NutraCea agrees to waive all accrued interest owed by PAHL ($118,000 at December 31, 2007).

Cost of goods sold increased $768,000 from $9,130,000 in 2006 to $9,898,000 in 2007 due primarily to the corresponding increase in product sales in the twelve months ended December 31, 2007. Cost of goods sold on our various product lines vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity.

Gross margins increased $3,303,000 to $12,263,000 in 2007, from $8,960,000 in 2006 due to a $4,355,000 increase in licensing and royalty revenues, which has no associated cost of goods, offset by a $768,000, or 2%, increase in cost of goods sold from $9,130,000 (53% of sales) to $9,898,000 (55% of sales) in the twelve months ended December 31, 2007 and 2006, respectively. The following table summarizes the changes in revenue, cost of goods sold, and our gross margin.

	2007	2006	Increase / Decrease
Product, net of discounts	$15,970,000	$8,584,000	$7,386,000

Infomercial	2,402,000	8,521,000	(6,119,000)
Less infomercial sales return	(1,551,000)	-	(1,551,000)
Net infomercial sales	851,000	8,521,000	(7,670,000)

Royalty and licensing fees	5,340,000	985,000	4,355,000
Total revenues	22,161,000	18,090,000	4,071,000

Cost of goods sold	10,166,000	9,130,000	1,036,000
Cost of goods sold, returns	(268,000)	-	(268,000)
Net cost of goods sold	9,898,000	9,130,000	768,000

Gross margin	$12,263,000	$8,960,000	$3,303,000

Operating expenses:

Research and Development (R&D) expenses increased $501,000 in 2007 to $878,000 from $377,000 in 2006, due to on-going product development activities.

Sales, General and Administrative (SG&A) expenses increased $10,244,000 from $6,018,000 in 2006 to $16,262,000 in 2007. The increase was mostly due to expanded investment in personnel, infrastructure, and sales and marketing activities to meet anticipated future demands (with certain exceptions as noted below). Specific changes in SG&A expense is detailed in the following schedule:

	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006	Increase / Decrease
Payroll	$5,159,000	$1,814,000	$3,345,000
Employee benefits, payroll taxes,
and hiring costs	1,216,000	520,000	696,000
Sales and marketing	2,661,000	624,000	2,037,000
Operations	1,341,000	394,000	947,000
Travel and entertainment	829,000	505,000	324,000
Rent and facility costs	1,104,000	124,000	980,000
Stock based compensation	1,679,000	704,000	975,000
Depreciation and amortization, net of
allocation to cost of goods sold	1,114,000	608,000	506,000
Administration, insurance, and other	1,159,000	725,000	434,000
Total selling, general and administrative expenses	$16,262,000	$6,018,000	$10,244,000

Included in our total increase in selling, general and administrative costs were $448,000 for payroll, $169,000 for marketing, and $267,000 for other administrative costs (total $884,000) due to the inclusion in our results of operations the results of Vital Living, Inc. (“VLI”) operations for the period of April 20, 2007 through December 31, 2007 which are consolidated under Variable Interest Entity (“VIE”) rules (see Note 10 of the Consolidated Financial Statements).

In the twelve months ended December 31, 2007 our provision for the allowance for bad debt expense was $3,233,000 compared to $9,000 in the same period of the prior year. This increase is the result of additional provisions for doubtful accounts receivable of $1,601,000 and $1,378,000 and doubtful notes receivable of $250,000 for two customers and one note maker, respectively. Additionally, we wrote off $4,000 of accounts receivable deemed to be un-collectible.

Total goodwill recorded on our financial statements as of result of our purchase of certain debt securities and preferred stock securities of Vital Living, Inc. (see Note 10 to the Consolidated Financial Statements) amounted to $7,579,000. We evaluated the value of this goodwill and determined that it is $6,279,000. Accordingly we have recorded an intangible impairment of $1,300,000.

In November 2007, we reached an accord with our former Chief Executive Officer, Ms. McPeak, under which we agreed to pay her $1,000,000 in a separation agreement under which she surrendered all prior claims to patents and other rights relating to products developed for RiceX and NutraCea during her employment, and grants us a right of first refusal for ten years to any patent, process, or product she might develop that are derived from stabilized rice bran ingredients.

Professional fees increased $3,216,000 from $1,504,000 in 2006 to $4,720,000 in 2007. In 2007, professional expenses were associated with consultants, accounting, SOX 404 compliance, legal, investor relations and stock-based compensation expenses. We incurred investor relations costs of $580,000 in 2007 compared to $251,000 in 2006, an increase of $329,000 associated with an investor relations firm and fees associated with SEC filing requirements. Stock-based compensation on stock and warrant issued to consultants for services was $379,000 in 2007 and $213,000 in 2006. We incurred a $750,000 cost associated with developing our joint venture with Grain Enhancements LLC (see Note 10 of the consolidated financial statements). Our increase in professional fees also includes a $624,000 charge due to the inclusion of the results of VLI for the period of April 20, 2007 through December 31, 2007 (see Note 10 of the Consolidated Financial Statements).

Other income (expense):

Interest income increased $2,264,000 to $2,809,000 from $545,000 in the twelve month period ended December 31, 2007 over the same period in the prior year due to the higher cash balance available.

The gain on a settlement increased $1,250,000 due to the settlement of a lawsuit in relation to the investment in Langley (see Note 4 of the Consolidated Financial Statements).

The loss on an equity investment increased $309,000 as a result of our investment in Grain Enhancements LLC (see Note 10 of the Consolidated Financial Statements).

The loss on retirement of assets increased $347,000 due to the sale or retirement of assets.

The loss on disposition of marketable equity securities increased $162,000 due to the sale of Langley (see Note 4 of the Consolidated Financial Statements).

Income taxes:

Income tax expense for the year ended December 31, 2007 increased $15,000 to $20,000 from $5,000 for the prior year due to a payment for State of California corporate income taxes.

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2007 and 2006, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2007, net operating loss carry-forwards were approximately $37,488,000 for federal tax purposes that expire at various dates from 2011 through 2021 and $10,087,000 for state tax purposes that expire in 2010 through 2016.

The Company has an unrecorded income tax benefit of $9,015,000 resulting from the exercise of options during 2007. This benefit can only be recognized if the net operating losses are used in future periods or if net operating losses expire, and will be recorded in equity.

Utilization of net operating loss carry forwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations. The annual limitation may result in expiration of net operating loss carry forwards before utilization.

YEAR ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

For the year ended December 31, 2006, our net income was $1,585,000, or $0.02 per share, compared to a loss of $3,872,000, or ($0.10) loss per share, in 2005, showing an improvement of $5,457,000. The improvement for the year ended December 31, 2006 was primarily due to increased revenue of $12,526,000, offset by increased cost of sales of $6,252,000, resulting in an increase in gross margins of $6,274,000 for 2006 compared to 2005. The favorable increase of $5,457,000 was primarily due to increased total revenues combined with new product sales and new license and royalty fees. There were positive trends in our infomercial products, domestic animal product lines primarily sold to the equine market and our domestic functional foods and nutraceutical product lines. Assuming the merger with RiceX was effective for the entire year of 2005, the unaudited pro forma condensed combined consolidated net loss for year ended December 31, 2005 would have been $7,506,000 (NutraCea year ended December 31, 2005 net loss $3,567,000, RiceX year ended December 31, 2005 net loss $3,994,000 and $55,000 intercompany adjustment).

Revenue, cost of goods sold and gross margin

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

Operating expenses:

Research and Development (R&D) expenses increased $186,000 in 2006 to $377,000 due to increased product development costs.

Sales, General and Administrative (SG&A) expenses increased $2,158,000 from $3,860,000 in 2005 to $6,018,000 in 2006. The increase was mostly due to added employee-related, travel, office, commission, and other general operating expenses. Included in SG&A category is stock-based compensation for employees, directors and consultants. Stock-based compensation decreased $142,000 from $868,000 in 2005 to $726,000 in 2006. Stock-based compensation expenses decreased $420,000 from $1,511,000 in 2005 to $1,091,000 in 2006. These non-cash charges relate to issuances of common stock and common stock warrants and options in 2006 and 2005. The higher issuances of restricted stock, options and warrants during 2005 was deemed necessary by management to retain and compensate officers, directors, consultants and employees while conserving cash assets that would otherwise have been expended for these purposes.

Professional fees decreased $123,000 from $1,627,000 in 2005 to $1,504,000 in 2006. In 2006, professional expenses were associated with consultants, accounting, SOX 404 compliance, legal, investor relations and stock-based compensation expenses. We incurred investor relations costs of $251,000 in 2006 compared to $307,000 in 2005, a decrease of $56,000 associated with an investor relations firm and fees associated with SEC filing requirements. Stock-based compensation on stock and warrant issues to consultants for services decreased $278,000 from $643,000 in 2005 to $365,000 in 2006

Other income and expense:

Interest income increased by $527,000 from $18,000 to $545,000 due to the higher balance of cash available.

Interest expense decreased by $889,000 to $7,000 in 2006 due to the payoff of a note of $2,400,000 at 7% interest compounded quarterly on October 4, 2005. Interest expense in 2006 primarily consisted of interest on a loan for equipment.

Income tax:

The provision for income tax expense increased $3,000 from $2,000 to $5,000 due to a payment for State of California corporate income taxes.

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2006 and 2005, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2006, net operating loss carry forwards were approximately $25,018,000 for federal tax purposes that expire at various dates from 2011 through 2020 and $12,230,000 for state tax purposes that expire in 2010 through 2015.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $41,298,000 and $14,867,000 at December 31, 2007 and 2006, respectively.

We have $2,549,000 of restricted cash ($758,000 and $1,791,000 classified as current and non-current asset, respectively), of which $310,000 is in 3rd party escrow to be paid in April, 2008 as the final payment on our Grainnovations purchase (see Note 10 to the consolidated Financial Statements). The $2,239,000 balance is restricted by contract as security on our office lease in Phoenix. The amount of restricted cash relating to the office lease reduces yearly for five years per the lease agreement. The lease itself expires in 2016.

For the year ended December 31, 2007, net cash used in operations was $2,353,000, compared to net cash used in operations in the same period of 2006 of $629,000, an increase of $1,724,000. This increase in cash used by operations resulted primarily from the $13,496,000 increase in our net loss, offset by non-cash charges of: a $2,202,000 for depreciation and amortization, $1,300,000 for the impairment of goodwill, a $3,229,000 increase in allowance for doubtful accounts, a $2,166,000 charge for stock-based compensation, a $347,000 loss on the retirement of assets, a $309,000 loss on equity investments, a $290,000 loss on marketable equity securities, an $886,000 increase in accounts receivable, a $971,000 increase in inventories and a $1,167,000 increase in deposits and other current assets, offset by a $2,738,000 increase in accounts payable and accrued liabilities..

Cash used in investing activities for the year ended December 31, 2007 was $27,261,000, compared to $9,698,000 for the same period of 2006. This increase of $17,563,000 was caused primarily by our current plant expansion projects. We invested $11,652,000 in the purchase of property and equipment at several locations, an increase of $6,970,000 over the year ended December 31, 2006, including our Mermentau, LA facility which became operational in the second quarter of 2007. We invested $2,169,000 in the acquisition of Grainnovations, Inc., and $5,143,000 in our acquisition of certain securities of Vital Living, Inc. We invested $1,500,000 in Grain Enhancements LLC, a joint venture we formed in the second quarter of 2007. We placed restrictions on $2,239,000 of cash and purchased $2,225,000 of other assets. Additionally, we issued notes receivable to several strategic customers and others totaling $7,828,000 and received payments against outstanding notes receivable of $5,410,000.

Cash provided from financing activities for the year ended December 31, 2007 was $56,045,000, an increase of $34,342,000 over the year ended December 31, 2006. The increase is due to a $46,805,000 private placement financing (see below), an increase of $30,871,000 over 2006, and proceeds of $9,240,000 from the exercise of common stock options and warrants, an increase of $3,456,000 over 2006.

Our working capital position was $45,863,000 and $23,320,000 as of December 31, 2007 and 2006, respectively.

Equity financing:

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

Subsequent expenditures (see Note 20 - Subsequent Events, to the consolidated financial statements):

In January, 2008, through our newly formed subsidiary, Medan, LLC, we purchased 51% of the stock of PT Panganmas Inti Nusantara, an Indonesian company for $10,675,000

In February 2008, we purchased Irgovel, a Brazilian company which operates a rice bran oil processing plant, for approximately $14,492,000. Additionally, we agreed to fund as necessary up to $5,300,000 to pay deferred taxes due to the Brazilian government. These deferred taxes are payable over a period of 10 years.

Purchase commitments:

In January 2008 we signed a letter of intent to purchase a building in Phoenix for our planned SRB stage II processing facility for $8,250,000. We expect to close escrow in March 2008. Additionally, we estimate our costs to equip the facility for the production of our products to be $5,000,000. We plan for the facility to be operational in the fourth quarter of 2008.

Domestic Initiatives

We continued an initiative to expand our Dillon, Montana plant to increase production capacity to meet the growing market demand for our value-added products made from stabilized Rice Bran. We ordered additional equipment and expanded the Dillon Montana facility. The plant was increased from its initial annual capacity of 900 tons to a capacity of 2,700 tons by the end of the second quarter of 2007.

We have existing financial liquidity from cash on hand and current cash flow to complete the expansion. Strong market interest in our proprietary stabilized Rice Bran derivatives has prompted the need for increased manufacturing capability and is consistent with our goal of meeting growing customer demands and a new awareness of our products’ value. This increase in manufacturing capacity is the most efficient and economical means of boosting capacity as quickly as possible to meet the increasing demands of the marketplace.

We entered into a raw rice bran supply agreement with Louisiana Rice Mill LLC, (LRM) and completed the construction of a stabilization facility with an annual capacity of 30,000 tons of stabilized rice bran. The agreement quadrupled our previous annual supply of raw rice bran in the United States. In addition, we announced the construction of an additional stabilization facility at Lake Charles, LA that will provide an additional 30,000 tons of annual capacity, which we expect to become operational in the second quarter of 2008. We funded these projects from existing capital resources.

International Initiatives

On September 13, 2005, we entered into an agreement with a Dominican Republic rice mill whereby the two companies agreed to form a joint venture. The terms of the agreement allows us the option to install equipment to produce annually at least 5,000 metric tons of stabilized rice bran in the Dominican Republic, or in the alternative to produce the product in the United States and ship the raw ingredients to the Dominican Republic and package it in final form there. The joint venture will be equally owned by the two companies and will commercially sell stabilized rice bran products through retail and government in the Dominican Republic and Haiti. NutraCea has shipped product directly rather than utilize the joint venture since the company chose not to build a processing facility in the Dominican Republic at this time. We are shipping product from the United States facilities to honor obligations in the Dominican Republic.

On October 28, 2005, we entered into a binding letter of intent with an Ecuadorian company to determine whether we should enter into a working arrangement that will allow the Ecuadorian company the right to utilize our proprietary ingredients and value-added processing in their multi-faceted food business, which includes animal feed, poultry and cereals. We are currently servicing this company with product shipped from the United States although we have not entered into a definitive agreement as of March 3, 2008, as we chose not to locate facilities in Ecuador at this time.

On December 19, 2006, NutraCea began distributing product to thousands of orphans through community- based organizations in Malawi as part of an extraordinary collaborative effort with Feed the Children, Raising Malawi and The Malaria Solution Foundation. The mission was to provide direct physical assistance, long-term sustainability and support to many of Malawi’s two million orphans and vulnerable children. Approximately ten thousand children at the Consol Homes-Raising Malawi Orphan Care Center received our product to help improve their overall nutrition. The initial product distribution was made possible through funding raised by The Malaria Solution Foundation with a purchase and donation of NutraCea’s products.

In June, 2007 we began distributing product to thousands of children in Indonesia as part of a humanitarian feeding program sponsored by Feed the Children.

In June 2007, we entered into a joint venture with an Indonesian company to construct Rice Bran Stabilization facilities in Southeast Asia. We expect the first such facility to be operation in the fourth quarter of 2008.

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

	Payments Due by Period
	Total	2008	2009	2010	2011	2012
	($ in thousands)
Long-term debt	$100	$26	$26	$26	$22	$—
Capital lease	—	—	—	—	—	—
Operating leases	7,801	1,303	1,608	1,637	1.655	1,598
Purchase obligations	250	50	50	50	50	50
Total contractual obligations	$8,151	$1,379	$1,684	$1,713	$1,727	$1,648

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists of nutraceutical products. While we have an inventory of these products, any significant prolonged shortage of these ingredients or of the supplies used to enhance these ingredients could materially adversely affect our results of operations.

35

Property and Equipment

Property and equipment are stated at cost. We provide for depreciation using the straight-line method over the estimated useful lives as follows:

Furniture and equipment	3-7 years
Automobile	5 years
Software	3 years
Leasehold improvements	7 years
Property and equipment	7-10 years

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

Fair Value of Financial Instruments

For certain of our financial instruments, including cash, accounts receivable, inventory, prepaid expenses, accounts payable, accrued salaries and benefits, deferred compensation, accrued expenses, customer deposits, due to related party, and notes payable, the carrying amounts approximate fair value due to their short maturities.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our cash and cash equivalents have been maintained only with maturities of 30 days or less. Our short-term investments have interest reset periods of 30 days or less. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates. As of December 31, 2007, there was one note payable outstanding which bears interest of 8% and is payable over 4 years (see Note 12 of the consolidated financial statements). Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. We do not believe that a hypothetical adverse change of 10% in interest rates would have a material effect on our financial position.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Report of Perry-Smith LLP, Independent Registered Public Accounting Firm

Report of Malone & Bailey, PC, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the three years ended December 31, 2007

Consolidated Statement of Comprehensive Income (Loss) for the three years ended December 31, 2007

Consolidated Statement of Changes in Shareholder Equity for the three years ended December 31, 2007

Consolidated Statements of Cash Flows for the three years ended December 31, 2007

Notes to Consolidated Financial Statements

The financial statements and financial information required by Item 8 are set forth below on pages F-1 through F-30 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of NutraCea’s disclosure controls and procedures as of December 31, 2007. In making this evaluation, our management considered the two material weaknesses in our internal controls over financial reporting and the status of their remediation as discussed below. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

Notwithstanding the existence of the material weaknesses described below, we concluded that the consolidated financial statements in this Annual Report on Form  10-K present fairly, in all material respects, NutraCea’s consolidated financial condition as of December 31, 2007 and 2006, and consolidated results of its operations and cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with U.S. generally accepted accounting principles (“GAAP”).

Management’s Report on Internal Control Over Financial Reporting

Management of NutraCea is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Solely as a result of the material weaknesses described below, our management concluded that as of December 31, 2007 we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control— Integrated Framework, issued by COSO.

As of December 31, 2007, the following material weaknesses in our internal control over financial reporting had not been fully remedied and continued to exist:

1.
Our procedures for hiring third-party financial and valuation experts are inadequate. We have a written policy relating to the hiring of third-party financial experts, however, we believe we need to revise this policy to (i) lower the transaction dollar threshold before we need to report to, and seek the approval of, our Board of Directors regarding the qualifications and hiring of financial experts and (ii) require the same approval from the Board of Directors for the engagement of valuation experts as we will require for the hiring of financial experts.

2.
We do not have adequate procedures to assure that significant and complex transactions are timely analyzed and reviewed. As a result, significant adjustments to the results of operations have been required at year-end and at the end of last three quarters of 2007 prior to filing our 10-K and 10-Qs for 2007, including adjustments relating to revenue recognition, valuation of certain receivables, classification of settlement expenses and goodwill impairment.

The effectiveness of NutraCea’s internal control over financial reporting as of December 31, 2007 has been audited by Perry-Smith LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Remediation

NutraCea is actively engaged in the development and implementation of a remediation plan to address the material weaknesses in controls and oversight thereof as of December 31, 2007.

For the material weakness concerning retention of experts, we have developed the following remediation plan:

1. We have developed a written policy and procedures that document the processes relating to retention of expert service providers for assistance with valuations and significant financial transactions of NutraCea. Included in the process is an analysis to verify and document the extent of any past relationships with the service providers and to confirm the lack of apparent conflicts of interest. Since December 31, 2007, we have revised these procedures as follows:

•
For transactions or valuations with aggregate amounts ranging from two to five percent of net equity (“Reporting Threshold”), management will report to the Board of Directors the retention and qualifications of selected experts.

•
For transactions or valuations with aggregate values greater than five percent of net equity (“Approval Threshold”), management will report to the Board of Directors its recommendation for the retention of experts and seek approval to retain expert service providers.

Our expert retention policy in effect as of December 31, 2007 (i) did not apply to the engagement of experts for the purpose of providing valuation and (ii) maintained a Reporting Threshold of five to ten percent of net equity and an Approval Threshold of over ten percent.

These percentage thresholds will be monitored and revised as appropriate.

2. For the material weakness concerning performing timely, comprehensive review of financial transactions, we have developed the following remediation plan that will enhance our current policies and procedures:

•
Assess and evaluate the Chief Executive Officer’s authorization thresholds to enter into agreements that has been delegated by the Board of Directors and make appropriate recommendations. Additionally, we will recommended that the Board of Directors expand its documentation requirements and receive analysis from our Chief Financial Officer and Chief Operating Officer when reviewing proposed transactions.

•
Continue to enhance and improve month-end and quarter-end closing procedures by having reviewers analyze and monitor financial information in a consistent and thorough manner. We plan to continue to enhance and improve the documentation and review of required information associated with the preparation of our quarterly and annual filings.

•
Perform SAB 104 analysis of significant revenue transactions in excess of $100,000 per customer per quarter, or over $250,000 in any one year to assess if collectibility is reasonable assured and to ensure proper period revenue recognition.

•
Prepare accounting memos within twenty days after the end of each quarter analyzing our allowance for doubtful accounts for all accounts receivable that exceed ten percent of our total accounts receivable.

•	Prepare accounting memos to summarize all significant transactions and the accounting treatment therefore within forty days after the completion of such transactions.

We recognize that continued improvement in our internal controls is necessary and are committed to continuing our significant investments as necessary to make these improvements in our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names, the ages as of March 3, 2008 and certain other information about our executive officers and directors are set forth below:

Name	Age	Position
Bradley D. Edson	48	Chief Executive Officer, President and Director
Todd C. Crow	59	Chief Financial Officer
Leo G. Gingras	50	Chief Operating Officer
Margie D. Adelman	47	Secretary and Senior Vice President
Kody Newland	51	Senior Vice President of Sales
David Bensol (1)(2)(3)	52	Director and Chairman of the Board
Wesley K. Clark	63	Director
James C. Lintzenich (1)(2)	54	Director
Edward L. McMillan (1)(3)	62	Director
Steven W. Saunders	52	Director
Kenneth L. Shropshire (2)(3)	53	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating/Governance Committee

Bradley D. Edson, has served as our Chief Executive Officer and President since October 2005 and as our President and as one of our directors since December 2004. Since October 2005, Mr. Edson also serves as Chief Executive Officer of our subsidiary, The RiceX Company, and one of its directors. From February 1999 to January 2004 Mr. Edson was the Chief Executive Officer and a director of Vital Living Inc. (OTC BB: VTLV), a company that primarily developed and marketed nutraceuticals. Prior to Vital Living, Mr. Edson spent a decade developing a nationwide insurance agency focused on distribution channels for specialty products for the retail market. Prior to that, Mr. Edson was a former principal and officer of a NASD broker/dealer firm.

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

Leo G. Gingras, has served as our Chief Operating Officer since April 2007. Prior to joining NutraCea, Mr. Gingras served as Vice President of Soy Processing and Technical Services for Riceland Foods, a major rice and soybean processor, from November 2000 until March 2007. Before November 2000, Mr. Gingras held various positions at Riceland Foods, including Manager of Oil Operations and Quality Assurance Manager. During his appointments at Riceland Foods, Mr. Gingras oversaw several hundred employees and business units with sales over $320 million. Prior to Mr. Gingras’ employment at Riceland Foods, he was the Research and Development Manager at Lou Ana Foods, Inc., a company with annual sales of $120 million that processes, packages and markets edible oils.

Margie D. Adelman, was appointed Senior Vice President in January 2005 and Secretary of NutraCea in February 2005. From 2000 to 2004 Ms. Adelman owned and operated Adelman Communications, a full service public relations firm based in Boca Raton, Florida. From 1994 to 2000 Ms. Adelman was President of TransMedia Group, the largest public relations firm in Florida.

Kody K. Newland, has served as our Senior Vice President of Sales and Marketing since February 2006. From 1997 to 2006 Mr. Newland was a Vice President of Sales for American Modern Insurance Group Inc., a subsidiary of The Midland Company (Nasdaq: MLAN). From 1983 to 1997 Mr. Newland held various sales and marketing positions with the Foremost Corporation of America (now a division of the Zurich Company).

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

Wesley K. Clark, was served as one of our directors since June 2007. Since March 2003 he has been the Chairman and Chief Executive Officer of Wesley K. Clark & Associates, a business services and development firm based in Little Rock, Arkansas. Mr. Clark is a Senior Fellow at UCLA’s Burkle Center for International Relations and is Chairman of the Board of Rodman & Renshaw Holding, LLC, the parent company of Rodman & Renshaw, LLC. Mr. Clark also serves as a general partner in Four Seasons Ventures, an investment fund dedicated to commercializing military technology. From March 2001 to February 2003 he was a Managing Director of the Stephens Group Inc., an emerging company development firm. From July 2000 to March 2001 he was a consultant for Stephens Group Inc. Prior to that time, Mr. Clark served as the Supreme Allied Commander of NATO and Commander-in-Chief for the United States European Command and as the Director of the Pentagon’s Strategic Plans and Policy operation. Mr. Clark retired from the United States Army as a four-star general in July 2000 after 38 years in the military and received many decorations and honors during his military career. Mr. Clark is a graduate of the United States Military Academy and studied as a Rhodes Scholar at the Magdalen College at the University of Oxford. Mr. Clark is a director of Argyle Security Acquisition Corp., Summit Global Logistics, Inc. and Enthrust Financial Services, Inc.

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

Edward L. McMillan, has served as one of our directors since October 2005. Mr. McMillan has been a director of The RiceX Company since July 2004. From January 2000 to present Mr. McMillan has owned and managed McMillan LLC., a transaction consulting firm which provides strategic consulting services and facilitates mergers and/or acquisitions predominantly to food and agribusiness industry sectors. From July 2004 to October 2005, Mr. McMillan was a director of The RiceX Company. From June 1969 to December 1987 he was with Ralston Purina, Inc. and Purina Mills, Inc. where he held various senior level management positions including marketing, strategic planning, business development, product research, and business segment management. From January 1988 to March 1996, McMillan was President and CEO of Purina Mills, Inc. From August 1996 to July 1997, McMillan presented a graduate seminar at Purdue University. From August 1997 to April 1999 he was with Agri Business Group, Inc. Mr. McMillan currently serves on the boards of directors of Balchem, Inc. (AMEX:BCP); Durvet, Inc.; Newco Enterprises, Inc.; Marical, Inc.; and Hintzsche, Inc.

Steven W. Saunders, has served as one of our directors since October 2005. He was a director of The RiceX Company from August 1998 to October 2005. Mr. Saunders has been President of Saunders Construction, Inc., a commercial construction firm, since February 7, 1991, and President of Warwick Corporation, a business-consulting firm. Mr. Saunders currently serves on the board of directors of Nano-Life Sciences, Inc.

Kenneth L. Shropshire, has served as one of our directors since April 2006. Mr. Shropshire has been a professor at the Wharton School of the University of Pennsylvania since 1986; serving as a David W. Hauck professor since 2001, the chair of the Department of Legal Studies from 2000 to 2005, and the faculty director of the Sports Business Initiative since 2004. Mr. Shropshire was of counsel at the law firm of Van Lierop, Burns & Bassett, LLP, from 1998 to 2004 and has been a practicing attorney in Los Angeles, California, focusing on sports and entertainment law. Mr. Shropshire has also taught coursework at the University of Pennsylvania School of Law, the University of San Diego School of Law and Southwestern University School of Law. Mr. Shropshire currently is a member of the board of directors of Valley Green Bank.

Board of Directors and Audit Committee

Our board of directors is currently comprised of seven members. Our directors serve one-year terms. The board of directors has a separately-designated standing audit committee (the “Audit Committee’). The Audit Committee assists the full board of directors in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. The current members of the Audit Committee are James Lintzenich, David Bensol and Edward McMillan, each an independent director as defined by the listing standards of the Nasdaq Global Market relating to audit committee members. The Audit Committee met five times in 2007 and each member of the Audit Committee attended all of those meetings. The Board of Directors has determined that Mr. Lintzenich is an “Audit Committee Financial Expert”, as defined in Item 401(h) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires NutraCea’s directors, executive officers and beneficial owners of more than 10% of a registered class of NutraCea’s equity securities to file with the Securities and Exchange Commission (“SEC”), initial reports of ownership and reports of changes in ownership of NutraCea’s common stock and other equity securities. Directors, executive officers and greater than 10% beneficial owners are required by SEC regulation to furnish NutraCea with copies of all Section 16(a) reports they file. Based solely on the review of the copies of such forms furnished to NutraCea, NutraCea believes that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 2007 were met in a timely manner by the directors, executive officers and greater than 10% beneficial owners.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

Our compensation program is intended to support the achievement of our specific annual and long-term operational and strategic goals by attracting and rewarding superior management personnel to achieve the ultimate objective of improving shareholder value. The compensation committee of our board of directors has responsibility for establishing, implementing and monitoring adherence to our compensation philosophy. Our compensation committee seeks to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.

Our compensation committee evaluates both performance and compensation in an effort to ensure that we maintain our ability to attract and retain individuals of superior ability and managerial talent in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, our compensation committee believes executive compensation packages we provide to our executive officers should include both cash and stock-based compensation that rewards individual and corporate performance as measured against established goals.

Before the establishment of our compensation committee in 2006, our board of directors established our compensation policies. Other than for Leo Gingras, who was hired in 2007, the compensation of our executive officers through 2007 was determined by our board of directors at the time we hired our executive officers.

Role of Executive Officers in Compensation Decisions

Our compensation committee makes all compensation decisions for our executive officers. On at least an annual basis, the compensation committee approves all compensation and awards to our executive officers that are not already determined pursuant to existing employment agreements. Our chief executive officer, Bradley Edson, provides input and arranges for our compensation committee to have access to our records and personnel for purposes of its deliberations. Mr. Edson reviews the performance of each executive officer (other than his own, which is reviewed by our compensation committee) and provides input and observations to our compensation committee. The conclusions reached and recommendations based on these reviews are presented to our compensation committee. Our compensation committee can exercise its discretion in modifying any recommended adjustments or awards to executive officers.

Setting Executive Compensation

Based on the foregoing objectives, our compensation committee has structured our annual and long-term incentive-based cash and non-cash executive compensation in an effort to motivate our executive officers to achieve the business goals set by us and reward them for achieving such goals. Our compensation committee believes that we compete with many companies for top executive-level talent. Accordingly, our compensation committee strives to implement compensation packages for our executive officers that are competitive. Variations to this objective may occur as dictated by the experience level of the individual and market factors. A significant percentage of total compensation for our executive officers is allocated to incentives as a result of the philosophy mentioned above. Nevertheless, strictly speaking, there is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Income from such incentive compensation is realized as a result of our performance the individual’s performance, depending on the type of award, compared to established goals. Our compensation committee has not used industry benchmarks nor hired compensation consultants when determining the compensation to be paid to executive officers.

Principal Components of Compensation of Our Executive Officers

The principal components of the compensation paid to our executive consists of:

•	Base salary;

•	Signing bonuses, paid in cash;

•	cash incentive compensation under the terms of individual senior management incentive compensation plans established for our executive officers; and

•	equity compensation, generally in the form of grants of stock options.

Base Salary

Our Chief Executive Officer

We hired Brad Edson as our president in December 2004, and he became our chief executive officer in October 2005 concurrently with our acquisition of RiceX. Mr. Edson’s employment agreement with us provides for an initial base salary of $50,000 per year in year one, $150,000 in year two and $250,000 in year three, with base salary thereafter being subject to an annual increase of 10% each year that Mr. Edson is employed with us. When structuring Mr. Edson’s salary, our board considered the salary of our then chief executive officer, the amount of equity compensation that Mr. Edson required, the value that Mr. Edson could bring to NutraCea and our low cash position at the time. Based upon these criteria, the Board determined that providing Mr. Edson with base salary that started low and that grew substantially over time would allow NutraCea to preserve its available cash while ultimately providing Mr. Edson with the cash compensation appropriate for his position. The base salary paid to Mr. Edson in 2007 reflects his base salary under his original employment agreement. In January 2008, our compensation committee and our board of directors approved an amendment to Mr. Edson’s employment contract to extend the term through December 31, 2010. The amendment did not change the base salary terms of Mr. Edson’s original employment agreement.

Our Chief Financial Officer

We hired Todd C. Crow as our as our chief financial officer in October 2005 concurrent with our acquisition of RiceX. Mr. Crow had served as the chief financial officer of RiceX and we assumed his employment contract with RiceX pursuant to the terms of the acquisition. Mr. Crow’s base salary in 2007 reflects his base salary under his original employment agreement that we assumed.

Our Chief Operating Officer

We hired Leo Gingras in February 2007 to serve as a special assistant to our then chief operating officer, and Mr. Gingras became our chief operating officer in April 2007. In determining Mr. Gingras’ annual base salary of $220,000 under his employment agreement, our compensation committee and our board of directors considered the compensation sought by Mr. Gingras in order to accept employment with us, his extensive experience directly related to our business and the base salaries of our other executive officers. In January 2008, our compensation committee and our board of directors approved an amendment to Mr. Gingras’ employment contract to extend the term through February 8, 2010. The amendment did not change the base salary terms of Mr. Gingras’ employment agreement.

Our Senior Vice President of Sales

We hired Kody Newland in February 2006 to serve as our senior vice president of sales and entered into an employment agreement with him that provides for a base salary of $150,000 with annual cost of living adjustments. The base salary paid to Mr. Newland in 2007 reflects his base salary under this employment agreement. When determining Mr. Newland’s compensation in February 2006, our board of directors considered the base salary sought by Mr. Newland, Mr. Newland’s wide-ranging sales experience and the base salaries of our other executive officers. In January 2008, our compensation committee and our board of directors approved an amendment to Mr. Newland’s employment contract to extend the term through February 28, 2010. The amendment did not change the base salary terms of Mr. Newland’s employment agreement.

Our Secretary and Senior Vice President

We hired Margie Adelman as our senior vice president in January 2005. Our three-year employment agreement with Ms. Adelman provides for an initial annual salary of $150,000 with annual cost of living adjustments. The base salary paid to Ms. Adelman in 2007 reflects her base salary under this agreement. In determining her base salary in January 2005, our board of directors considered the base salary sought by Ms. Adelman, our weak financial position at that time, her educational background that directly related to our business, her relevant professional experience and the compensation then being paid to our executive officers.

Bonus Compensation

We have not historically paid automatic or guaranteed bonuses to our executive officers. However, we have from time to time paid signing or retention bonuses in connection with our initial hiring or appointment of an executive officer. Whether a signing bonus and relocation expenses are paid and the amount thereof is determined on a case-by-case basis under the specific hiring circumstances. For example, we will consider paying signing bonuses to compensate for amounts forfeited by an executive upon terminating prior employment or to create additional incentive for an executive to join our company in a position for which there is high market demand. In 2007 we paid to Mr. Gingras a $150,000 signing bonus when he became an employee. As Mr. Gingras’ signing bonus was significant, the compensation committee required that he forfeit a pro rata portion of the bonus if he is employed with us for less than three years.

In addition to Mr. Gingras’ 150,000 signing bonus, when Mr. Gingras began employment with us we agreed to pay him $20,000 at the end of 2007 if he remained employed by us through 2007. The compensation committee determined that this bonus was appropriate given the experience that Mr. Gingras would bring to our team and our desire for him to begin work promptly to replace our then chief operating officer, Ike Lynch, who we expected would be retiring from this position soon.

In December 2007, our compensation committee approved the payment of a holiday bonus to all employees equal to three days’ pay. Our executive officers participated in the bonus.

Compensation under Individual Senior Management Incentive Compensation Plans

We entered into an employee incentive compensation plan with Brad Edson when Mr. Edson executed his employment agreement with us. Under the plan, Mr. Edson is entitled to an annual incentive bonus based upon objective performance criteria of NutraCea during a fiscal year. The annual bonus is equal to one percent of our gross sales over $25,000,000 in a year, but only if we report a positive EBITDA (earnings before interest, taxes, depreciation and amortization) for the year, disregarding the effect of non-cash charges. The bonus amount is limited to a maximum of $750,000 in any calendar year. Mr. Edson has not earned a bonus under the incentive compensation plan because we have not has gross sales of $25,000,000 in any year. Given his low initial base salary, Mr. Edson required that we provide him with incentive compensation plan as a condition to his accepting employment with us in December 2004. Also, since low sales were a primary impediment to our success at the time, our board determined that paying compensation to Mr. Edson that was tied to our revenues would align NutraCea’s and Mr. Edson’s goals. In January 2008, our compensation committee approved an amendment to Mr. Edson’s incentive compensation plan to remove the $750,000 annual cap on this bonus. The compensation committee determined that since NutraCea and our shareholders would benefit from greater sales, Mr. Edson’s sales-based incentive compensation should provide marginal benefit to Mr. Edson, regardless of how large our sales grew.

Equity Compensation

Our board of directors’ historical practice has been to grant equity-based awards to attract, retain, motivate and reward our employees, particularly our executive officers, and to encourage their ownership of an equity interest in us. Through March 12, 2008, such grants have consisted primarily of stock options - specifically non-qualified stock options, that is, options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. Prior to 2008, we have granted awards of stock options to our executive officers only upon their appointment as executive officers, with our obligation to grant the options typically memorialized in the offer letter or employment agreement, or an addendum to an employment agreement, entered into with the applicable executive officer. In 2004, 2005, 2006 and 2007, each of Mr. Edson, Ms. Adelman, Mr. Newland and Mr. Gingras received stock option grants under these circumstances.

The terms of the initial stock options granted to our executives varied executive by executive. Mr. Edson’s initial stock option was fully vested when granted as required by Mr. Edson in order to begin employment with us. Ms. Adelman’s initial stock option grant vested as to 25% of the shares when she was hired and vested as to 25% of the shares on the one year anniversary of her hire date. Our board of directors determined that the remainder of her shares should only vest if we achieved certain performance results. Accordingly, the remaining 50% of the shares underlying her initial option grant will vest only if we achieve during her employment with us both (i) gross sales over $25,000,000 in a year and (ii) a positive EBITDA (earnings before interest, taxes, depreciation and amortization) for the year, disregarding the effect of non-cash charges. We did not grant a new stock option to Mr. Crow when he became our chief financial officer. However, pursuant to the terms of the RiceX acquisition we assumed all outstanding RiceX stock options, including the stock options held by Mr. Crow. The terms of the stock options initially granted to Mssrs. Gingras and Newland were determined based upon negotiations with Mr. Gingras and Mr. Newland and were consistent with the stock options granted to and held by our other executive officers.

In January 2008, our compensation committee and directors approved the grant of new stock options to each of our executive officers (the “2008 Options”). Mr. Edson received an option to purchase 1,000,000 shares, Mr. Gingras received and option to purchase 350,000 shares and Todd Crow, Kody Newland and Margie Adelman each received an option to purchase 100,000 shares. Our compensation committee and board of directors determined the number of option shares underlying each executives options based upon the relative positions and responsibilities of the executives. The current level of option holdings by the executives was not considered when these grants were made. Each of the 2008 option grants to executives is performance based in order to incentivize the executives to achieve positive financial results and to align the interests of our executives with our shareholders. One half of the underlying shares will vest only if our gross revenues exceeds 85% of targeted gross revenues in 2008 and 2009 and the other half of the underlying shares will vest only if our net income exceeds 85% of targeted net income for 2008 and 2009. We believe that these performance targets are achievable in 2008 and 2009.

We do not have any program, plan or practice that requires us to grant equity-based awards on specified dates. Authority to make equity-based awards to executive officers rests with our compensation committee, which considers the recommendations of our chief executive officer. If we become listed on a national securities exchange like NASDAQ in the future, we will be subject to NASDAQ listing standards that, in general, require shareholder approval of equity-based plans.

Each of our executive officers are eligible to receive stock option grants under our 2005 Equity Incentive Plan, or the 2005 Plan.

Severance and Change of Control Payments

In 2007 and 2008, our board of directors and compensation committee approved severance arrangements in the amended employment agreements of Mr. Edson, Mr. Gingras and Mr. Newland and accelerated vesting provisions upon our change in control in the 2008 Options. We believe that we should provide reasonable severance benefits to key employees, recognizing that it may be difficult for them to find comparable employment within a short period of time. We further want our executive officers to be free to think creatively and promote our best interests without worrying about the impact of those decisions on their employment. Accordingly, we implement severance and change of control arrangements in our executives’ compensation package to align executive and shareholder interests by enabling executives to consider corporate transactions that are in the best interests of our shareholders without undue concern about whether the transaction may jeopardize their employment or the continued vesting of their stock options. For a description of the termination and change in control arrangements that we have made with our executive officers, see “Executive Employment Agreements” and “Potential Payments Upon Termination or Change in Control.”

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

Perquisites

Each of our executive officers receive similar perquisites. Under the terms of the employment agreements with our executive officers, we are obligated to reimburse each executive officer for all reasonable travel, entertainment and other expenses incurred by them in connection with the performance of his duties and obligations under the agreement. When necessary and appropriate, upon the hire of new executives, we may pay additional amounts in reimbursements of relocations costs. The most significant ongoing perquisite that our executive officers receive is an automobile allowance and other automobile expenses, including insurance costs.

Tax and Accounting Considerations

All equity-based awards have been reflected in our consolidated financial statements, based upon the applicable accounting guidance. Previously, we accounted for equity compensation paid to our employees under SFAS No. 123 and compensation was recorded for option grants based on the excess of the estimated fair value of the common stock on the vesting date over the exercise price. Effective January 1, 2006, we adopted FAS 123R using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption of FAS 123R. FAS 123R requires us to estimate and record an expense over the service period of the stock-based award. In 2007, our compensation committee, conscious of the less favorable accounting treatment for stock options resulting from adoption of FAS 123R, took a more deliberate approach to the granting of awards of stock options.

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

Under certain circumstances, an accelerated vesting or the cash out of stock options or the payment of severance awards in connection with a change of control might be deemed an “excess parachute payment” under Section 280G of the Internal Revenue Code. To the extent payments are considered to be “excess parachute payments,” executive receiving the benefit may be subject to an excise tax and we may be denied a tax deduction. We do not consider the potential impact of Section 280G when designing our compensation programs.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee for the 2007 fiscal year were David Bensol, James Lintzenich and Kenneth L. Shropshire. All members of the Compensation Committee during 2007 were independent directors, and none of them were our employees or former employees. During 2007, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2007 and its proxy statement relating to our 2008 annual meeting of shareholders.

Respectfully Submitted by the Compensation Committee
David Bensol
James Lintzenich
Kenneth L. Shropshire

Summary Compensation Table

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2007 by:

•	each person who served as our chief executive officer in 2007;

•	each person who served as our chief financial officer in 2007; and

•
our three most highly compensated executive officers, other than our chief executive officer and our chief financial officer, who were serving as executive officers at the end of 2007 and, at that time, were our only other executive officers.

We refer to these officers collectively as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)(2)(3)	Total ($)
Bradley Edson, President and Chief Executive Officer	2007	255,769	3,173	—	24,909	283,851
	2006	159,723	—	—	22,307	182,030
Todd C. Crow, Chief Financial Officer	2007	159,362	1,863	—	26,584	187,809
	2006	153,427	—	—	19,062	172,489
Leo G. Gingras, Chief Operating Officer	2007	177,479	152,538	438,550	13,051	781,618

Margie D. Adelman, Secretary and Senior Vice President	2007	157,901	1,830	—	22,352	182,083
	2006	154,504	—	—	16,324	170,828
Kody Newland, Senior Vice President of Sales	2007	152,412	1,793	182,488	18,711	336,944
	2006	121,754	—	250,228	14,545	386,526

(1)
The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(R). The assumptions used to calculate the value of option awards are set forth in Note 17 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for 2007.

(2)
Consists of the following amounts for 2006: (i) for Mr. Edson, an automobile allowance ($7,200), life insurance premium payments ($381), payment for unused personal time ($8,294) and a matching 401(k) contribution ($6,432); (ii) for Mr. Crow, an automobile allowance ($9,600), automobile insurance payments ($1,000), life insurance premium payments ($400), payment for unused personal time ($3,362) and a matching 401(k) contribution ($4,700); (iii) for Ms. Adelman, an automobile allowance ($7,200), life insurance premium payments ($381), payment for unused personal time ($2,522) and a matching 401(k) contribution ($6,221); and (iv) for Mr. Newland, an automobile allowance ($7,200), life insurance premium payments ($318), payment for unused personal time ($3,606) and a matching 401(k) contribution ($3,421).

(3)
Consists of the following amounts for 2007: (i) for Mr. Edson, an automobile allowance ($7,200), life insurance premium payments ($381), payment for unused personal time ($3,222) and a matching 401(k) contribution ($14,106); (ii) for Mr. Crow, an automobile allowance ($9,600), automobile insurance payments ($852), life insurance premium payments ($381), payment for unused personal time ($3,105) and a matching 401(k) contribution ($12,646); (iii) for Mr. Gingras, an automobile allowance ($6,300), life insurance premium payments ($381), payment for unused personal time ($3,966.35) and a matching 401(k) contribution ($2,403.64); (iv) for Ms. Adelman, an automobile allowance ($7,200), life insurance premium payments ($381), payment for unused personal time ($3,813) and a matching 401(k) contribution ($10,958); and (v) for Mr. Newland, an automobile allowance ($7,200), life insurance premium payments ($381), payment for unused personal time ($2,988) and a matching 401(k) contribution ($8,142).

2007 Grants Of Plan-Based Awards

Set forth in the table below is information regarding a stock option award granted to a named executive officer in 2007. This stock option grant represents all of the grants of awards to our named executive officers under any plan during or with respect to 2007.

Name	Grant Date	All Other Option Awards: # of Shares Underlying Options	Exercise Price of Options ($/Sh)	Close Price on Grant Date ($/Sh)	Grant Date Fair Value of Option Awards
Leo G. Gingras	2/08/2007	250,000	$2.63	$2.63	$438,560

The fair market value that is used to determine the exercise price for option grants is the closing price of NutraCea’s stock on the last market trading day prior to the grant date as reported on the OTC Bulletin Board.  The stock option granted to Mr. Gingras during 2007 expires on February 8, 2017, and the shares subject to the option vest as to 1/36th of the shares at the end of each successive calendar month in which Mr. Gingras remains a service provider for us. The grant date fair value of the option awards is calculated using the Black-Scholes valuation model using the following assumptions:

Assumption	Rate
Average risk free interest rate	4.75%
Average expected term (years)	6.2
Average expected volatility	6.9%

Outstanding Equity Awards As Of December 31, 2007

The following table provides information as of December 31, 2007 regarding unexercised stock options held by each of our named executive officers.

	Outstanding Equity Awards at 12/31/07
Name	# of Securities Underlying Unexercised Options (# Exercisable)	# of Securities Underlying Unexercised Options (# Un-exercisable)	Option Exercise Price ($/sh)	Option Expiration Date
Bradley Edson	6,000,000	—	$0.30	12/16/2014
Todd C. Crow(1)	46,079	—	0.30	10/04/2008
	38,399	—	0.30	10/04/2008
	691,191	—	0.30	10/31/2009
	76,799	—	0.30	2/22/2011
	38,399	—	0.30	2/22/2011
	38,399	—	0.30	1/28/2012
	95,998	—	0.30	1/02/2012
	507,807	29,871	0.30	3/31/2015
Leo G. Gingras(2)	76,389	173,602	2.63	2/08/2017
Margie Adelman(3)	1,000,000	—	0.30	1/24/2015
	—	1,000,000	0.30	1/24/2015
Kody Newland(4)	450,000	50,000	1.00	12/31/2015

(1)	For the option expiring on March 31, 2015, one half of the shares subject to the option vested upon grant and 1/36th of the remaining shares vest monthly over three years.

(2)	For the option expiring on February 8, 2017, 1/36th of the shares subject to the option vest monthly over three years.

(3)
The un-exercisable option vests as to all 1,000,000 shares if we achieve while Ms. Adelman is employed with us, annual gross sales of at least $25,000,000 and a positive EBITDA, disregarding noncash charges, over the same period.

(4)	100,000 of the shares subject to the option vested upon grant and 50,000 shares vest each calendar quarter thereafter over two years.

2007 Option Exercises and Stock Vested

In 2007, none of our named executive officers exercised any stock options or similar awards we granted to them, nor did any stock or similar award granted by us to any of our named executive officers vest.

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

Executive Employment Agreements

Brad Edson

On December 17, 2004, we entered into an employment agreement with our current President and Chief Executive Officer, Bradley D. Edson, pursuant to which we agreed to pay Mr. Edson a base salary of $50,000 in year one; a base salary of $150,000 in year two; a base salary of $250,000 in year three; and a base salary that increases by 10% a year each year thereafter. The initial term of this agreement was three years and automatically extends for up to two additional one year terms unless either NutraCea or Mr. Edson gives written notice to terminate this agreement at least 180 days before the end of the preceding term. This agreement provided that Mr. Edson be entitled to an annual incentive bonus based upon performance (“Edson Incentive Bonus”) and to be provided a car allowance of $600 per month. The incentive bonus is payable annually within 10 days of the completion of our annual independent audit. The bonus is one percent of our “Gross Sales over $25,000,000,” but only if we report a positive EBITDA for the period. The bonus amount was limited to a maximum of $750,000 in any calendar year. In addition, Mr. Edson was issued a warrant to purchase 6,000,000 shares of our common stock at an exercise price of $0.30 per share in connection with his initial employment with us. The warrant is immediately exercisable as to all underlying shares and expires ten years from the date of issuance.

On January 8, 2008, we amended the employment agreement to remove the $750,000 cap on the Edson Incentive Bonus and extended the initial term of the agreement to December 31, 2010. In connection with this amendment, we granted to Mr. Edson an option to purchase 1,000,000 shares of our common stock at an exercise price per share of $1.49. This option will vest as follows so long as Mr. Edson is employed by us on each vesting date: (1) ¼ of the option shares vest on December 31, 2008 so long as we achieve for 2008 gross revenue that equals or exceeds 85% of gross revenue budgeted for 2008, (2) ¼ of the option shares vest on December 31, 2009 so long as we achieve for 2009 gross revenue that equals or exceeds 85% of gross revenue budgeted for 2009, (3) ¼ of the option shares vest on December 31, 2008 so long as we achieve for 2008 net income that equals or exceeds 85% of net income budgeted for 2008, and (4) ¼ of the option shares vest on December 31, 2009 so long as we achieve for 2009 net income that equals or exceeds 85% of net income budgeted for 2009.

For a description of the termination and change in control provisions of Mr. Edson’s employment agreement, see “Potential Payments Upon Termination or Change in Control.”

Todd C. Crow

In September 2005, we entered into a first amendment to employment agreement with Todd C. Crow, pursuant to which we assumed the employment agreement between Mr. Crow and The RiceX Company. The employment agreement, as amended, provides that Mr. Crow will serve as Chief Financial Officer of NutraCea and the RiceX Company. Mr. Crow’s employment agreement, as amended, provides that Mr. Crow will receive an annual base salary of $150,000, which salary will be reviewed annually and be adjusted to compensate for cost of living adjustments in the Sacramento metropolitan area. The agreement terminates on October 4, 2008. The term will be automatically extended for an additional one-year term unless either party delivers notice of election not to extend the employment at least 90 days prior to the expiration of the initial term. On January 8, 2008, we issued to Mr. Crow an option to purchase 100,000 shares of our common stock at an exercise price per share of $1.49. This option will vest as follows so long as Mr. Crow is employed by us on each vesting date: (1) 1/2 of the option shares vest on December 31, 2008 so long as we achieve for 2008 gross revenue that equal or exceed 85% of gross revenue budgeted for 2008, (2) 1/2 of the option shares vest on December 31, 2009 so long as we achieve for 2009 net income that equals or exceeds 85% of net income budgeted for 2009.

For a description of the termination and change in control provisions of Mr. Crow’s employment agreement, see “Potential Payments Upon Termination or Change in Control.”

Leo Gingras

On February 8, 2007, we entered into an employment agreement with Leo Gingras, our current Chief Operating Officer. Leo served as special assistant to our former Chief Operating Officer until he became our Chief Operating Officer on April 11, 2007. Pursuant to the employment agreement, we agreed to pay Mr. Gingras an annual salary of $220,000. In addition, we paid to Mr. Gingras a sign-on bonus of $150,000. If Mr. Gingras voluntarily resigns before March 15, 2010, Mr. Gingras will be required to repay to NutraCea a proportionate amount of this sign-on bonus based upon the time he is employed by us between March 15, 2007 and March 15, 2010. The employment agreement further requires that NutraCea pay to Mr. Gingras a bonus of $20,000 for 2007 and a $600 per month car allowance. In connection with him becoming one of our employees, Mr. Gingras was issued an option to purchase 250,000 shares of NutraCea’s common stock at an exercise price of $2.63 per share that vested monthly as to 1/36th of the underlying shares over three years.

On January 8, 2008, Mr. Gingras’ employment agreement was amended to provide an employment term that ends on February 8, 2010, to increase the monthly car allowance to $850 and to provide for an annual cost of living adjustment for his base salary. Concurrently with the execution of this amendment, we granted to Mr. Gingras an option to purchase 350,000 shares of our common stock at an exercise price per share of $1.49. This option will vest as follows so long as Mr. Newland is employed by us on each vesting date: (1) ¼ of the option shares vest on December 31, 2008 so long as we achieve for 2008 gross revenue that equals or exceeds 85% of gross revenue budgeted for 2008, (2) ¼ of the option shares vest on December 31, 2009 so long as we achieve for 2009 gross revenue that equals or exceeds 85% of gross revenue budgeted for 2009, (3) ¼ of the option shares vest on December 31, 2008 so long as we achieve for 2008 net income that equals or exceeds 85% of net income budgeted for 2008, and (4) ¼ of the option shares vest on December 31, 2009 so long as we achieve for 2008 net income that equals or exceeds 85% of net income budgeted for 2008.

For a description of the termination and change in control provisions of Mr. Gingras’ employment agreement, see “Potential Payments Upon Termination or Change in Control.”

Kody Newland

On February 27, 2006, NutraCea entered into a two year employment agreement with Kody Newland, NutraCea’s Senior Vice President of Sales, pursuant to which NutraCea is to pay Mr. Newland a base salary of $150,000 per year which will be reviewed annually and adjusted to compensate for cost of living adjustments in the Sacramento metropolitan area. The term of agreement may be extended by mutual agreement of the parties on a month to month basis. The agreement provides that Mr. Newland is eligible for future incentive bonuses based solely on the discretion of NutraCea’s Chief Executive Officer or President and the approval of NutraCea’s Compensation Committee. In addition, the agreement includes a car allowance of $600 per month. In connection with Mr. Newland’s employment with us, we issued to him an option to purchase 500,000 shares of NutraCea’s common stock at an exercise price of one dollar per share.

On January 8, 2008, we amended Mr. Newland’s employment agreement to extend the initial term to February 27, 2010 and to increase the monthly car allowance to $850. In connection with this amendment, we granted to Mr. Newland an option to purchase 100,000 shares of our common stock at an exercise price per share of $1.49. This option will vest as follows so long as Mr. Newland is employed by us on each vesting date: (1) ¼ of the option shares vest on December 31, 2008 so long as we achieve for 2008 gross revenue that equals or exceeds 85% of gross revenue budgeted for 2008, (2) ¼ of the option shares vest on December 31, 2009 so long as we achieve for 2009 gross revenue that equals or exceeds 85% of gross revenue budgeted for 2009, (3) ¼ of the option shares vest on December 31, 2008 so long as we achieve for 2008 net income that equals or exceeds 85% of net income budgeted for 2008, and (4) ¼ of the option shares vest on December 31, 2008 so long as we achieve for 2009 net income that equals or exceeds 85% of net income budgeted for 2009.

For a description of the termination and change in control provisions of Mr. Newland’s employment agreement, see “Potential Payments Upon Termination or Change in Control.”

Margie D. Adelman

On January 25, 2005, we entered into a three year employment agreement with Margie D. Adelman, our Senior Vice President and Secretary, pursuant to which we agreed to pay Ms. Adelman a base salary of $150,000 per year. The agreement also provides that Ms. Adelman is entitled to a one-time initial bonus of $25,000 and will be eligible for future incentive bonuses based solely on the discretion of our Chief Executive Officer or President and the approval of our Compensation Committee. Ms. Adelman was issued a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.30 per share, 500,000 shares of which vested upon signing and 500,000 shares of which vested on January 25, 2006. In addition, Ms Adelman was issued a warrant to purchase 1,000,000 shares of NutraCea’s common stock at an exercise price of $0.30 that will vest if we achieve both annual gross sales over $25,000,000 and report a positive annual EBITDA, excluding the effect of noncash charges, during Ms. Adelman’s employment with NutraCea. All warrants expire ten years from the date of issuance. On February 26, 2006, the agreement was modified to include a car allowance of $600 per month and a cost of living increase for the balance of the term of her agreement. On January 8, 2008, we issued to Ms. Adelman an option to purchase 100,000 shares of our common stock at an exercise price per share of $1.49. This options will vest as follows so long as Ms. Adelman is employed by us on each vesting date: (1) 1/2 of the option shares vest on December 31, 2008 so long as we achieve for 2008 gross revenue that equal or exceed 85% of gross revenue budgeted for 2008, (2) 1/2 of the option shares vest on December 31, 2009 so long as we achieve for 2009 net income that equals or exceeds 85% of net income budgeted for 2009.

For a description of the termination and change in control provisions of Ms. Adelman’s employment agreement, see “Potential Payments Upon Termination or Change in Control.”

Potential Payments Upon Termination or Change in Control

We have entered into employment agreements and stock option agreements with our named executive officers that require us to provide compensation to them upon termination of their employment with us or a change in control of NutraCea. Regardless of the manner in which a named executive officer’s employment terminates, the executive officer will be entitled to receive amounts earned during the term of employment. Such amounts include:

•	the portion of the officer’s current annual base salary which has accrued through the date of termination;

•	vested stock options; and

•	payment for accrued but unused vacation.

In addition to these payments, the amount of compensation payable to each named executive officer upon voluntary termination, involuntary termination without cause, termination following a changer of control and in the event of disability or death of the executive is discussed below.

Bradley Edson

Resignation for Good Reason. In the event Mr. Edson resigns for “good reason,” Mr. Edson is entitled to:

•	100% of his base salary through the end of the term of the agreement, but no less than the base salary paid to him in the previous 12 months, to be paid immediately following termination;

•
a proportionate share of any bonus he would be entitled to receive for the year in which the termination occurred, based upon the time he was employed by us that year, payable at the regular time such bonus is paid; and

•	immediate vesting of all his unvested stock options.

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

Disability or Death. In the event Mr. Edson is terminated because of his disability or death, Mr. Edson is entitled to:

•	six months of his base salary payable in regular installments;

•	incentive compensation through the end of the fiscal year; and

•	six months vesting of unvested options.

“Disability” is defined as Mr. Edson’s inability to carry on substantially all of his normal duties and obligations under the agreement for a continuous period of one hundred eighty (180) days due to accident, illness or other disability.

Resignation Without Good Reason and Termination for Cause. In the event Mr. Edson resigns without “good reason” or is terminated by us for “cause,” Mr. Edson is entitled to:

•
a proportionate share of any bonus he would be entitled to receive for the year in which the termination occurred, based upon the time he was employed by us that year, payable at the regular time such bonus is paid; and

“Cause” is defined as the conviction of a felony, a crime involving moral turpitude causing material harm to our standing and reputation or fraud against us.

Termination Without Cause. In the event the agreement is terminated by reason of Mr. Edson’s termination without “cause,” Mr. Edson is entitled to:

•	100% of his base salary through the end of the term of the agreement, but no less than the base salary paid to him in the previous 12 months, to be paid immediately following termination;

•	incentive compensation through the end of the term of the agreement, payable at the regular time for such incentive compensation;

•	immediate vesting of all his unvested stock options.

Change of Control Benefit (Option for 1,000,000 Shares). In the event of a “change of control”, Mr. Edson’s stock option to purchase 1,000,000 shares of our common stock, which was granted to him on January 8, 2008, will immediately vest as to all unvested shares.

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

Todd Crow

Termination Without Cause. In the event Mr. Crow is terminated without “cause,” Mr. Crow is entitled to:

•	the greater of (i) Mr. Crow’s monthly base salary times the number of months remaining on the terms of the agreement or (ii) one year of Mr. Crow’s base salary.

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

Termination in Connection with a Change in Control. In the event Mr. Crow is terminated as a result of a “change in control” and Mr. Crow is not employed in the same capacity or being paid the same base salary by the successor entity, Mr. Crow is entitled to:

•	the greater of (i) two years of base salary or (ii) the base salary remaining to be paid through the term of the agreement;

•	continued medical and dental benefits for two years after the change of control; and

•	immediate vesting of any unvested shares under his option to purchase 537,678 shares.

“Change in control” is defined as (i) a merger or acquisition in which we are not the surviving entity, except for (a) a transaction the principal purpose of which is to change the state of our incorporation, or (b) a transaction in which our shareholders immediately before such transaction hold, immediately after such transaction, at least 50% of the voting power of the surviving entity; (ii) a shareholder approved sale, transfer or other disposition of all or substantially all of our assets; (iii) a transfer of all or substantially all of our assets pursuant to a partnership or joint venture agreement or similar arrangement where our resulting interest is less than fifty percent (50%); (iv) any reverse merger in which we are the surviving entity but in which fifty percent (50%) or more of our outstanding voting stock is transferred to holders different from those who held the stock immediately before such merger; (v) a change in ownership of our stock through an action or series of transactions, such that any person is or becomes the beneficial owner, directly or indirectly, of our stock representing fifty percent (50%) or more of the voting power of our outstanding stock; or (vi) a majority of the members of our board of directors are replaced during any twelve (12) month period by directors whose appointment or election is not endorsed by a majority of the members of our board of directors before the date of such appointment of election.

Change of Control Benefit (Option for 100,000 shares). In the event of a “change of control”, Mr. Crow’s stock option to purchase 100,000 shares of our common stock, which was granted to him on January 8, 2008, will vest as to all unvested shares.

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

Leo Gingras

Termination Without Cause. In the event we terminate Mr. Gingras’ without “cause,” Mr. Gingras is entitled to:

•	an amount equal to twelve months of his base salary.

“Cause” is defined as (i) a material breach of the terms of his employment agreement, (ii) a determination by the board of directors that Mr. Gingras has been grossly negligent or has engaged in material willful or gross misconduct in the performance of his duties, (iii) Mr. Gingras having failed to meet written standards established by us for performance of duties under the employment agreement, (iv) Mr. Gingras has committed, as determined by our board of directors, or has been convicted of fraud, moral turpitude, embezzlement, theft, or dishonesty or other criminal conduct, (v) Mr. Gingras has taken or failed to take any actions such that such action or failure constitutes legal cause for termination under California law, or (vi) Mr. Gingras misuses alcohol or any non prescribed drug.

Termination in Connection with a Change of Control (Option for 250,000 Shares). If Mr. Gingras is terminated other than for “cause”, “death”, or “disability” in the 12 month period following a “change of control”, Mr. Gingras’ stock option to purchase 250,000 shares of our common stock will vest as to all unvested shares.

Under this option to purchase 250,000 shares:

“change of control” is defined as (i) our merger or consolidation with any other corporation which results in our voting stock outstanding immediately before the transaction failing to represent more than fifty percent (50%) of the total voting power represented by the surviving entity immediately after the merger or consolidation or (ii) our sale or disposal of all or substantially all of our assets;

“cause” is defined as (i) Mr. Gingras’ failure to perform his assigned duties or responsibilities after notice thereof from us describing his failure to perform such duties or responsibilities; (ii) Mr. Gingras engages in any act of dishonesty, fraud or misrepresentation; (iii) Mr. Gingras’ violation of any federal or state law or regulation applicable to our business; (iv) Mr. Gingras’ breach of any confidentiality agreement or invention assignment agreement; or (v) Mr. Gingras being convicted of, or entering a plea of nolo contendere to, any crime or committing any act of moral turpitude; and

“disability” is defined as an inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months.

Change of Control Benefit (Option for 350,000 Shares). In the event of a “change of control”, Mr. Gingras’ stock option to purchase 350,000 shares of our common stock, which was granted to him on January 8, 2008, will immediately vest as to all unvested shares. Under this option, “change of control” has the same definition for such term as is set forth in the 250,000 share option.

Kody Newland

Termination Without Cause. In the event we terminate Mr. Newland without “cause,” Mr. Newland is entitled to:

•	an amount equal to his base salary for the remainder of the term of his employment agreement, not to exceed 12 months.

“Cause” is defined in his employment agreement as (i) a determination by the board of directors that Mr. Newland has been grossly negligent or has engaged in material willful or gross misconduct in the performance of his duties and we have filed a civil lawsuit against him for the same claims, (ii) Mr. Newland has taken or failed to take any actions such that such action or failure constitutes legal cause for termination under California law, (iii) Mr. Newland has been convicted by a court of law of fraud, moral turpitude, embezzlement, theft, or dishonesty or other criminal conduct, (iv) Mr. Newland having materially breached the terms of his employment agreement and not cured the breach in 10 days after receipt of written notice or (v) Mr. Newland having failed to meet written standards established by us for performance of duties and not cured this failure within 10 days after receipt of written notice.

Change of Control Benefit (Options to Purchase 500,000 and 100,000 Shares). In the event of a “change of control”, Mr. Newland’s stock options to purchase 500,000 shares and 100,000 shares of our common stock, respectively, will vest as to all unvested shares.

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

Margie Adelman

Termination Without Cause. In the event Ms. Adelman is terminated by us without “cause,” Ms. Adelman is entitled to:

•	an amount equal to 12 months of her then base salary, to be paid immediately following termination.

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

Disability. In the event the agreement is terminated by reason of Ms. Adelman’s “disability,” Ms. Adelman is entitled to:

•	twelve months of his base salary payable in a lump sum; and

•	continued benefits for six months following termination.

Under the agreement, Ms. Adelman is considered “disabled” if she is incapable of substantially fulfilling her duties because of physical, mental or emotional incapacity from injury, sickness or disease for a period of three (3) months in a twelve month period.

Change of Control Benefit (Option for 100,000 Shares). In the event of a “change of control”, Ms. Adelman’s stock option to purchase 100,000 shares of our common stock, which was granted to her on January 8, 2008, will vest as to all unvested shares.

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

Quantified Benefits

The following tables indicate the potential payments and benefits to which our named executive officers will be entitled upon termination of employment or upon a change of control. Calculations for the following tables are based on the following assumptions: (i) the triggering event occurred on December 31, 2007; and (ii) salaries were paid through December 31, 2007.

Voluntary Termination, Involuntary For Cause Termination

If on December 31, 2007 we terminated our named executive officers with cause or they voluntarily terminated their employment with us without good reason, they would have be entitled to receive as compensation, all amounts earned during the term of employment that were not previously paid.

Termination Because of Death or Disability

Name	Salary		Bonus	Stock Options	Benefits		Total Benefits
Bradley Edson	$137,500	(1)	—	—	—		$137,500
Todd C. Crow	—		—	—	—		—
Leo Gingras	—		—	—	—		—
Kody Newland	—		—	—	—		—
Margie Adelman(2)	$161,460	(3)	—	—	$5,511	(4)	$166,971

(1)	Represents six months of base salary.

(2)	Ms. Adelman’s benefits described above are payable in the event of disability, but not death.

(3)	Represents twelve months of base salary.

(4)	Represents six months of health and dental insurance premiums.

Voluntary or Involuntary Termination as a Result of or Following a Change of Control

Name	Salary		Bonus	Stock Options		Benefits		Total Benefits
Bradley Edson	$255,769	(1)	—	—		—		$255,769
Todd C. Crow	$322,920	(2)	—	$32,858	(3)	$21,643	(4)	$377,421
Leo Gingras	—		—	—		—	(5)	—
Kody Newland	—		—	—		—		—
Margie Adelman	—		—	—		—		—

(1)
Represents an amount equal to the salary paid to Mr. Edson in 2007. Mr. Edson’s employment agreement was amended on January 8, 2008 to extend the term of his employment through December 31, 2010. If the amended employment agreement were in effect on December 31, 2007 and Mr. Edson was terminated on December 31, 2007 without cause, he would have been entitled to receive an immediate payment of all base salary under the remaining three years of the term ($825,000) instead of an amount equal to the remaining eleven months of base salary shown above.

(2)	Represents two years of base salary.

(3)	Represents six months of health and dental insurance premiums.

(4)
Represents the benefit that Mr. Crow would have received from the vesting of the 29,871 unvested shares underlying his option to purchase 537,678 shares. The benefit to Mr. Crow for the accelerated vesting of his stock option was calculated by multiplying the 29,871 unvested shares by the difference between the closing price of our common stock on December 31, 2007 ($1.40) and the per share exercise price of the stock option ($0.30).

(5)
Mr. Gingras’ option to purchase 250,000 shares vests as to all unvested shares if Mr. Gingras is terminated following a change of control other than for cause, disability or death. The benefit that Mr. Gingras would have received upon the vesting of these option shares is not included above because the exercise price of his option exceeds the closing price of our common stock on December 31, 2007.

Voluntary Termination for Good Reason

Name	Salary		Bonus	Stock Options	Benefits	Total Benefits
Bradley Edson	$255,769	(1)	—	—	—	$255,769
Todd C. Crow	—		—	—	—	—
Leo Gingras	—		—	—	—	—
Kody Newland	—		—	—	—	—
Margie Adelman	—		—	—	—	—

(1)
Represents an amount equal to the salary paid to Mr. Edson in 2007. Mr. Edson’s employment agreement was amended on January 8, 2008 to extend the term of his employment through December 31, 2010. If the amended employment agreement were in effect on December 31, 2007 and Mr. Edson was terminated on December 31, 2007 without cause, he would have been entitled to receive an immediate payment of all base salary under the remaining three years of the term ($825,000) instead of an amount equal to the remaining eleven months of base salary shown above.

Involuntary Not For Cause Termination

Name	Salary		Bonus	Stock Options	Benefits	Total Benefits
Bradley Edson	$255,769	(1)	—	—	—	$255,769
Todd C. Crow	$161,460	(3)	—	—	—	$161,460
Leo Gingras	$220,000	(3)	—	—	—	$220,000
Kody Newland	$25,900	(4)	—	—	—	$29,900
Margie Adelman	$161,460	(3)	—	—	—	$161,460

(1)
Represents an amount equal to the salary paid to Mr. Edson in 2007. Mr. Edson’s employment agreement was amended on January 8, 2008 to extend the term of his employment through December 31, 2010. If the amended employment agreement were in effect on December 31, 2007 and Mr. Edson was terminated on December 31, 2007 without cause, he would have been entitled to receive an immediate payment of all base salary under the remaining three years of the term ($825,000) instead of an amount equal to the remaining eleven months of base salary shown above.

(2)	Assumes our gross revenue for 2008 will be the same is it was in 2007.

(3)	Represents one year of base salary.

(4)
Represents the remaining two months of salary under Mr. Newland’s employment agreement as of December 31, 2007. Mr. Newland’s employment agreement was amended on January 8, 2008 to extend the term of his employment by two years. If the amended employment agreement were in effect on December 31, 2007 and Mr. Newland was terminated on December 31, 2007 without cause, he would have been entitled to receive an immediate payment of twelve months base salary ($155,400) instead of two months salary as shown above.

Change of Control Not Involving a Termination

Name	Salary	Bonus	Stock Options		Benefits	Total Benefits
Bradley Edson	—	—	—	(1)	—	—
Todd C. Crow	—	—	—	(1)	—	—
Leo Gingras	—	—	—	(1)	—	—
Kody Newland	—	—	$20,000	(2)	—	$20,000
Margie Adelman	—	—	—	(1)	—	—

(1)
Mssrs. Edson, Crow, Gingras, and Newland and Ms. Adelman were granted options to purchase 1,000,000, 100,000, 350,000, 100,000 and 100,000 shares of common stock, respectively, on January 8, 2008. Each of these options vest as to all unvested shares upon a change of control. As these options were granted after December 31, 2007, the change of control benefits that they would have received with respect to these options is not included in the table.

(2)
Represents the benefit that Mr. Newland would have received from the vesting of the 25,000 unvested shares underlying his option to purchase 500,000 shares. The benefit to Mr. Newland for the accelerated vesting of his stock option was calculated by multiplying the 25,000 unvested shares by the difference between the closing price of our common stock on December 31, 2007 ($1.40) and the per share exercise price of the stock option ($1.00).

Director Compensation

Before May 2007, non-employee directors received the following amounts:

•	$12,000 annual cash retainer;

•	$1,000 for each board meeting attended in person;

•	$500 for each telephonic board meeting attended;

•	$2,000 annual cash retainer for serving on the audit committee or the compensation committee;

•	$4,000 annual cash retainer for the chairman of the board of directors;

•	$1,000 annual cash retainer for serving as a committee chairman; and

•	an option to purchase 35,000 shares of common stock each year pursuant to our 2005 Equity Incentive Plan.

Beginning in May 2008, the consideration payable to our non-employee directors changed to the following:

•	$40,000 annual cash retainer;

•	$2,000 for each board meeting attended in person;

•	$1,000 for each telephonic board meeting attended;

•	$4,000 annual cash retainer for serving on the audit committee;

•	$2,000 annual cash retainer for serving on the compensation committee or the nominating and corporate governance committee;

•	$25,000 annual cash retainer for the chairman of the board of directors;

•	$6,000 annual cash retainer for serving as chairman of the audit committee;

•	$5,000 annual cash retainer for serving as chairman of the compensation committee or the nominating and corporate governance committee; and

•	an option to purchase 35,000 shares of common stock each year pursuant to our 2005 Equity Incentive Plan.

Directors are reimbursed for reasonable expenses incurred in attending meetings of the Board and Board committees. In addition, directors are eligible to receive common stock and common stock options under our 2005 Equity Incentive Plan. In January 2008, each non-employee director was granted an option to purchase 100,000 shares of common stock at an exercise price per share of $1.49.

Director Compensation Table

The following Director Compensation Table sets forth summary information concerning the compensation paid to our non-executive officer directors in 2007 for services to our company.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)(2)(3)		All Other Compensation ($)		Total ($)
David Bensol	82,833		35,000		—		82,833
Eliot Drell	4,258		—	(4)	—		4,258
Wesley K. Clark	43,000		35,000		—		43,000
James C. Lintzenich	67,667		35,000		—		67,667
Edward L. McMillan	62,833		35,000		—		62,833
Patricia McPeak	—	(5)	—	(5)	229,227	(6)	229,227
Steven W. Saunders	56,500		35,000		—		56,500
Kenneth L Shropshire	65,167		35,000		—		65,167
Total	611,104		175,000		381		611,485

(1)
Amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown are the compensation costs recognized by NutraCea in 2007 for option awards as determined pursuant to Statement of Financial Accounting Standards No. 123(R), or FAS 123R. The assumptions used to calculate the value of option awards are set forth in Note 17 of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for 2007.

(2)
The compensation cost recognized by NutraCea in fiscal 2007 for each stock option grant is based on the following fair values as of the grant date: $89,066 for a stock option grant to each non-employee director other than Mr. Clark to purchase 35,000 shares of common stock made on June 19, 2007 at an exercise price of $3.83 per share, and $86,629 for a stock option grant to Mr. Clark to purchase 35,000 shares of common stock made on May 1, 2007 at an exercise price of $3.76 per share.

(3)
At the end of 2007, Mr. Bensol, Mr. Clark, Mr. Drell, Mr. Lintzenich, Mr. McMillan, Ms. McPeak, Mr. Saunders and Mr. Shropshire held options to purchase an aggregate of 70,000 shares, 35,000 shares, 35,000 shares, 70,000 shares, 70,000 shares, 0 shares, 70,000 shares and 70,000 shares, respectively, as compensation for serving as NutraCea’s directors. Also, at the end of 2007, Mr. Bensol, Mr. Clark, Mr. Drell, Mr. Lintzenich, Mr. McMillan, Ms. McPeak, Mr. Saunders and Mr. Shropshire held an aggregate 0 shares, 0 shares, 35,000 shares, 0 shares, 0 shares, 35,000 shares, 0 shares and 0 shares, respectively, of common stock received as compensation for serving as directors.

(4)	Mr. Drell ceased being a director on March 8, 2007.

(5)
Ms. McPeak ceased being a director on June 19, 2007. Ms. McPeak did not receive a stock option grant and was not paid for her services as a director because she was an employee of NutraCea at the time she was a director. This amount does include $1,029,000 paid to Ms. McPeak in November, 2007 reached as part of a separation agreement (see Note 18 to the Consolidated Financial Statements)

(6)	Reflects compensation received by Ms. McPeak for serving as an employee of NutraCea. Compensation consists of the following: $228,846 as salary and $381 for payment of life insurance premiums.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table set forth certain information regarding beneficial ownership of our common stock as of February 27, 2008, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of that class or series of our stock, (ii) each of our directors, (iii) each of the named executive officers, and (iv) all directors and executive officers as a group.

The table is based on information provided to us or filed with the Securities and Exchange Commission (“SEC”) by our directors, executive officers and principal shareholders. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of common stock issuable upon exercise of options and warrants that are currently exercisable or are exercisable within 60 days after February 27, 2008, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other shareholder. Unless otherwise indicated, the address for each shareholder listed in the following table is c/o NutraCea, 5090 North 40th Street, Fourth Floor, Phoenix, Arizona 85018.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number (1)	Percentage (1)
Patricia McPeak (2)	13,040,249	8.61%
Bradley D. Edson (3)	6,181,000	4.08%
James C. Lintzenich (4)	2,983,436	2.03%
Todd C. Crow (5)	1,572,642	1.07%
Margie D. Adelman (6)	1,072,207	*
Steven W. Saunders (7)	1,404,411	*
Kody Newland (8)	526,700	*
Leo G. Gingras(9)	107,167	*
Edward L. McMillan (10)	271,754	*
David Bensol (11)	145,417	*
Kenneth L. Shropshire (12)	100,417	*
Wesley K. Clark (13)	65,417	*
All directors and executive officers as a group (11 persons) (14)	14,420,568	9.17%

*	less than 1%

(1)
Applicable percentage of ownership is based on 145,418,965 shares of our common stock outstanding as of February 27, 2008, together with applicable options and warrants for such shareholder exercisable within 60 days of February 27, 2008.

(2)	Includes 2,002,882 shares issuable upon exercise of options held by reporting person. Also includes 153,598 common shares held by a trust controlled by the reporting person.

(3)	Includes 6,000,000 shares issuable upon exercise of options.

(4)	Includes 1,587,025 shares issuable upon exercise of a warrants and options.

(5)	Includes 1,562,942 shares issuable upon exercise of options and warrants.

(6)
Includes 2,500 shares issuable upon exercise of options held by Adelman Global of which the filing person is the owner. Also includes 1,000,000 shares issuable upon exercise of options held by the reporting person.

(7)	Includes 607,609 shares issuable upon exercise of options or warrants.

(8)	Includes 500,000 shares issuable upon exercise of options.

(9)	Includes 104,167 shares issuable upon exercise of options.

(10)
Includes 177,215 shares issuable upon exercise of options held by the reporting person. Also includes 76,799 shares issuable upon exercise of warrants jointly held by the reporting person and his spouse. Also includes 17,740 shares of common stock held by reporting person and his spouse.

(11)	Includes 100,417 shares issuable upon exercise of options.

(12)	Includes 100,417 shares issuable upon exercise of options.

(13)	Includes 65,417 shares issuable upon exercise of options.

(14)	Includes an aggregate of 11,884,508 shares issuable upon exercise of options and warrants.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2007, information with respect to our 2003 Stock Plan and 2005 Equity Incentive Plan, and with respect to certain other options and warrants, as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	210,000	$3.82	9,790,000	(1)
Equity compensation plans not approved by shareholders	20,573,502	$1.10	33,792	(2)
Total	20,783,502	$1.11	9,823,792

(1)	Represents shares reserved for future issuance under our 2005 Equity Incentive Plan.

(2)	Represents shares reserved for future issuance under our 2003 Stock Compensation Plan.

Our board of directors adopted our 2003 Stock Compensation Plan, or the 2003 Plan, on October, 2003. Under the terms of the 2003 Plan, we may grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services to us on such terms as are determined by our board of directors. A total of 10,000,000 shares of our common stock are reserved for issuance under the 2003 Plan. As of December 31, 2007 a total of 9,996,207 shares were issued under the 2003 Plan, no shares underlie outstanding stock option granted pursuant to the 2003 Plan and 3,793 shares were available for future grants under the 2003 Plan. Our board of directors administers the 2003 Plan and determines vesting schedules on plan awards. The 2003 Plan has a term of 10 years and stock options granted under the plan may not have terms in excess of 10 years. The Board may accelerate unvested options if we sell substantially all of our assets or are a party to a merger or consolidation in which we are not the surviving corporation. All options will terminate in their entirety to the extent not exercised on or prior to the date specified in the written notice unless an agreement governing any change of control provides otherwise.

Our board of directors adopted our 2005 Equity Incentive Plan, or 2005 Plan, in May 2005 and our shareholders approved the 2005 Plan in September 2005. Under the terms of the 2005 Plan, we may grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services to us on such terms as are determined by the board of directors. A total of 10,000,000 shares of our common stock are reserved for issuance under the 2005 Plan. As of December 31, 2007, no shares were issued under the 2005 Plan, 210,000 shares underlie outstanding stock option granted pursuant to the 2005 Plan and 9,790,000 shares were available for future grants under the 2005Plan. Our board of directors administers the 2005 Plan, determines vesting schedules on plan awards and may accelerate these schedules for award recipients. The 2005 Plan has a term of 10 years and stock options granted under the plan may not have terms in excess of 10 years. All options will terminate in their entirety to the extent not exercised on or prior to the date specified in the written notice unless an agreement governing any change of control provides otherwise.

As of December 31, 2007, options and warrants to purchase a total of 39,481,749 shares of our common stock were outstanding pursuant to compensation arrangements that have not been approved by our shareholders. The per share exercise prices of these options and warrants vary from $0.20 to $10.00. Of these options to purchase 20,573,502 shares, as of December 31, 2007 options to purchase a total of 9,312,942 shares are held by our current officers (See table titled “Outstanding Equity Awards As Of December 31, 2007” in Item 11 of this Form 10-K) and options to purchase a total of 1,184,187 shares of common stock held by our current non-employee directors (for directors Bensol, Clark, Lintzenich, McMillan, Saunders and Shropshire, options to purchase 70,000, 35,000, 185,197, 146,798, 677,192 and 70,000 shares, respectively). Of the options to purchase 1,184,197 shares held by our non-employee directors, options to purchase a total of 799,197 shares held by directors Lintzenich, McMillan and Saunders were assumed by us when we acquired The RiceX Company in October 2005.

Item 13. Certain Relationships and Related Transactions and Director Independence

Review, Approval or Ratification of Transactions with Related Parties

As provided in our Audit Committee charter, our Audit Committee reviews and approves, unless otherwise approved by our Compensation Committee, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any director, director nominee, executive officer or holder of more than 5% of any class of our capital stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest. Each of the below transactions discussed below under “Related Party Transactions” has been reviewed and approved by our Audit Committee.

Related Party Transactions

During 2007, we believe that there has not been any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any director, director nominee, executive officer or holder of more than 5% of any class of our capital stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation described above in “Executive Compensation,” and as set forth below.

•
In April 2005, ITV Global, a direct response marketing company, agreed to pay Patricia McPeak, our former Chief Executive Officer and one of our directors, a royalty per unit of our products sold through infomercials that demonstrate certain of our products. Pursuant to this agreement, Ms. McPeak should have earned approximately $311,000 in 2007 from ITV Global. These payments are not the obligations of NutraCea.

•
On November 7, 2007, we entered into an agreement with Patricia McPeak, our founder and former Chairman and CEO, concerning our business relationship. Pursuant to the agreement, in consideration for a payment of $1 million, we acquired certain inventions and intellectual property rights from Ms. McPeak and acquired a right of first refusal to license, manufacture and/or sell products that Ms. McPeak may formulate in the future for the retail market and for feeding programs, subject to certain exceptions and agreement on license terms. In addition Ms. McPeak agreed to assign to us her interest as a co-inventor in certain patent applications. The agreement also terminates her employment agreement with us and contains a number of other customary provisions relating to termination of employment, and also includes a general mutual release of all claims concerning any past events or conduct. The agreement also grants Ms. McPeak the non-exclusive right to sell stabilized rice bran products formulated from NutraCea ingredients in Central and South America, and via websites owned or controlled by Ms. McPeak. Additionally, we transferred to her the vehicle we purchased for her in 2004 for $73,000 as part of the separation agreement (see Note 18 to the Consolidated Financial Statements).

Director Independence

The board of directors affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which guidelines mirror the elements of independence set forth in Nasdaq and Securities Exchange Act rules. Based on these standards the board of directors determined that each of the following non-employee directors is independent and has no relationship with NutraCea, except as a director and/or shareholder of NutraCea: David Bensol, Wesley Clark, Jim Lintzenich, Ed McMillan and Kenneth Shropshire.

Item 14. Principal Accountant Fees and Services

Our independent public accountant for the last two completed fiscal years ended December 31, 2007 and 2006, was Perry-Smith LLP (“Perry-Smith”). The Audit Committee of our board of directors has not yet selected its principle independent registered public accounting firm to perform the audit of our financial statements for 2008. The Audit Committee anticipates the selection will occur at its next scheduled meeting on June 4, 2008.

The following table presents fees for professional services rendered by Perry-Smith to us for the audit of our annual financial statements for the years ended December 31, 2007 and 2006, and fees billed for audit-related services, tax services and all other services rendered to us by Perry-Smith for 2006 and 2007. The table also presents fees for professional services rendered by Malone & Bailey, PC (“Malone”), our former independent public accountant, for fees billed for audit and audit-related services, tax services and all other services rendered to NutraCea by Malone for the portion of 2006 during which Malone served as our independent auditors.

Fees	2007	2006
Audit Fees	$313,000	$150,000
Tax Fees	$60,000	$18,000
All Other Fees	—	—

Total	$373,000	$150,000

Audit fees. Audit fees relate to services related to the audit of our financial statements and review of financial statements included in our quarterly reports on Form 10-Q, including review of registration statements filed with the SEC.

Tax fees. Tax fees include fees for services rendered in connection with preparation of federal, state and foreign tax returns and other filings and tax consultation services.

All other fees. There were no other fees in 2007 and 2006.

Pre-Approval Policies

Our Audit Committee pre-approves all audit and non-audit services provided by our independent accountants prior to the engagement of the independent accountants for such services. All fees reported under the headings Audit Fees, Audit-Related Fees, Tax Fees and All Other fees above for 2006 and 2007 were approved by the Audit Committee before the respective services were rendered, which concluded that the provision of such services was compatible with the maintenance of the independence of the firm providing those services in the conduct of its auditing functions.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits.

Exhibit Number	Exhibit Description
2.01(1)	Plan and Agreement of Exchange.

2.02(2)	Agreement and Plan of Merger and Reorganization, dated as of April 4, 2005, by and among the NutraCea, The RiceX Company and Red Acquisition Corporation.

2.03(3)	Asset Purchase Agreement, dated as of September 28, 2007, between NutraCea and Vital Living, Inc.

2.04	Quotas Purchase and Sale Agreement, dated January 31, 2008, between NutraCea and Quota Holders of Irgovel - Industria Riograndens De Oleos Begetais Ltda.

3.01.1(4)	Restated and Amended Articles of Incorporation as filed with the Secretary of State of California on December13, 2001.

3.01.2(5)	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on August 4, 2003.

3.01.3(6)	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on October 31, 2003.

3.01.4(5)	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on September 29, 2005.

3.01.5(7)	Certificate of Amendment of Articles of Incorporation.

3.02(8)	Certificate of Designation of the Rights, Preferences, and Privileges of the Series A Preferred Stock as filed with the Secretary of State of California on December 13, 2001.

3.03(9)	Certificate of Determination, Preferences and Rights of Series B Convertible Preferred Stock as filed with the Secretary of State of California on October 4, 2005.

3.04(10)	Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock as filed with the Secretary of State of California on May 10, 2006.

3.05.1(11)	Bylaws of NutraCea.

3.05.2(12)	Amendment of Bylaws of NutraCea

4.01(9)	Form of warrant issued to subscribers in connection with NutraCea’s October 2005 private placement.

4.02(10)	Form of warrant issued to subscribers in connection with NutraCea’s May 2006 private placement.

4.03(13)	Form of warrant issued to subscribers in connection with NutraCea’s February 2007 private placement

10.01(9)	Securities Purchase Agreement, dated September 28, 2005, by and among NutraCea and the investors named therein.

10.02(9)	Registration Rights Agreement, dated September 28, 2005, by and among NutraCea and the investors named therein.

10.03(10)	Securities Purchase Agreement, dated May 12, 2006, by and among NutraCea and the investors named therein.

10.04(10)	Registration Rights Agreement, dated May 12, 2006, by and among NutraCea and the investors named therein.

10.05(13)	Securities Purchase Agreement, dated February 15, 2007, by and among NutraCea and the investors named therein.

10.06(13)	Registration Rights Agreement, dated February 15, 2007, by and among NutraCea and the investors named therein.

10.07(14)±	Private Label Supply Agreement and Strategic Alliance between NutraCea and ITV Global.

10.08(15)±	W.F. Young Distribution Agreement.

10.10(5)±	Production Facility Development and Rice Bran Supply and Purchase Agreement dated September 13, 2005 between NutraCea and Food Trading Company Dominicana, S.A.

10.11(5)±	Assignment dated April 12, 2005 from W.F. Young, Inc. to NutraCea

10.12(5)±	Distribution Agreement dated April 12, 2005 between W.F. Young, Inc. and NutraCea

10.13(5)	Manufacturing Agreement dated April 12, 2005 between W.F. Young, Inc. and NutraCea

10.14(7)±	Limited Liability Company Agreement for Grain Enhancements, LLC

10.15+	Amendment of Limited Liability Company Agreement for Grain Enhancements, LLC

10.16(7)±	Supply Agreement

10.17(7)±	License and Distribution Agreement

10.18+	Amendment of License and Distribution Agreement

10.19(7)±	Equipment Lease Agreement

10.20(7)	Form of non-statutory Stock Option Agreement between the Company and the non-employee members of the Board of Directors dated May 1, 2007

10.21(16)	Form of Senior Secured Convertible Note of Vital Living, Inc.

10.22(17)	Form of securities purchase letter agreement, dated April 2007, by and between NutraCea and the holder of notes and/or preferred stock of Vital Living, Inc.

10.23(17)	Form of securities purchase letter agreement, dated April 2007, by and between NutraCea and the holder of notes and/or preferred stock of Vital Living, Inc.

10.24(18)	Letter dated September 10, 2007, from Vital Living, Inc. to NutraCea.

10.25	Stock Purchase Agreement, dated January 24, 2008, between Fortune Finance Overseas Ltd., and Medan, LLC

10.26+	Wheat Bran Stabilization Equipment Lease, dated January 24, 2008, between NutraCea and PT Panganmas Inti Nusantara

10.27(15)	Executive Employment Agreement between NutraCea and Bradley D. Edson.

10.28	First Amendment to Employment Agreement between NutraCea and Bradley D. Edson.

10.29(5)	Executive Employment Agreement between The RiceX Company and Todd C. Crow.

10.30(5)	Amendment No. 1 to Employment Agreement between NutraCea, Todd C. Crow and The RiceX Company.

10.31*	Employment Agreement between NutraCea and Leo Gingras.

10.32(19)*	Executive Employment Agreement between NutraCea and Kody Newland.

10.33*	First Amendment to Employment Agreement between NutraCea and Kody Newland.

10.34(15)*	Executive Employment Agreement between NutraCea and Margie D. Adelman.

10.35(20)*	NutraCea 2003 Stock Compensation Plan

10.36(5)*	NutraCea 2005 Equity Incentive Plan

10.37	Intentionally Omitted

10.38	Intentionally Omitted

10.39	Intentionally Omitted

10.40*	Stock Option Agreement dated February 8, 2007 between NutraCea and Leo Gingras.

10.41	Intentionally Omitted

10.42	Intentionally Omitted

10.43	Intentionally Omitted

10.44(14)	Warrant Agreement between NutraCea and Steven Saunders dated February 27, 2006.

10.45(21)	Form of non-statutory Stock Option Agreement between NutraCea and the non-employee members of the Board of Directors dated May 23, 2006.

10.46(22)*	The RiceX Company 1997 Stock Option Plan.

10.47(23)	Form of Directors Stock Option Agreement for The RiceX Company.

10.48(23)*	Form of Non-statutory Stock Option Agreement not issued under The RiceX Company 1997 Stock Option Plan, governing options granted to The RiceX Company employees.

10.49(24)*	Form of non-statutory Stock Option Agreement issued under The RiceX Company 1997 Stock Option Plan between The RiceX Company and The RiceX Company employees dated October 1, 1999.

10.50(24)*
Form of non-statutory Stock Option Agreement issued under The RiceX Company 1997 Stock Option Plan between The RiceX Company and Ike Lynch dated November 1, 1999. Identical Agreements with Daniel McPeak, Jr. and Todd C. Crow.

10.51(25)
Form of Board Member Non-statutory Stock Option Agreement issued under The RiceX Company 1997 Stock Option Plan between The RiceX Company and the Board Members of the RiceX Company dated February 22, 2001, September 23 and 29, 2001.

10.52(26)*	Form of Non-statutory Stock Option Agreement issued under The RiceX Company 1997 Stock Option Plan between The RiceX Company and employees dated January 2, 2000.

10.53(27)	Form of Non-statutory Stock Option Agreement issued September 23, 2002 between The RiceX Company and the members of The RiceX Company’s Board of Directors.

10.54(27)	Form of Non-statutory Stock Option Agreement issued July 1, 2004 between The RiceX Company and Edward McMillan.

10.55(28)	Form of Non-statutory Stock Option Agreement issued October 18, 2004 between The RiceX Company and two members of The RiceX Company Board Directors.

10.56(29)	Form of Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between The RiceX Company and certain non-employee RiceX Directors dated March 31, 2005.

10.57(29)*	Form of Non-statutory Stock Option Agreement issued under the 1997 Stock Option Plan between The RiceX Company and certain employees of RiceX dated March 31, 2005.

10.58(5)*	Form of Option Assumption Agreement between NutraCea and Option Holders relating to assumed Options granted under The RiceX Company 1997 Stock Option Plan.

10.59(5)*	Form of Option Assumption Agreement between NutraCea and Option Holders relating to assumed non-plan RiceX Options.

10.60(5)	Form of Option Assumption Agreement between NutraCea and former Directors of The RiceX Company.

10.61(5)	Form of Resale Restriction Agreement entered into between NutraCea and each of Todd C. Crow and Ike E. Lynch.

10.62(5)	Form of Resale Restriction Agreement entered into between NutraCea and each of James Lintzenich, Edward McMillan and Steven Saunders.

10.63(5)	Form of Resale Restriction Agreement entered into between NutraCea and each of Bradley Edson, Patricia McPeak, Margie Adelman, Eliot Drell and David Bensol.

21.01	List of subsidiaries.

23.1	Consent of Malone & Bailey, PC, Independent Registered Public Accounting Firm.

23.2	Consent of Perry-Smith LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

±	Confidential treatment granted as to certain portions.

+	Confidential treatment requested as to certain portions.

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

(1)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on November 19, 2001.

(2)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on April 4, 2005.

(3)	incorporated herein by reference to exhibits previously file on registrant’s Current /Report on Form 8-K, filed on October 4, 277.

(4)	incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-KSB, filed on April 16, 2002.

(5)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-2, filed on November 18, 2005.

(6)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-QSB, filed on November 19, 2003.

(7)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2007.

(8)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-2, filed on June 4, 2002.

(9)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on October 4, 2005.

(10)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on May 15, 2006.

(11)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-2, filed on June 12, 2006.

(12)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-KSB, filed on March 31, 2003.

(13)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on February 20, 2007.

(14)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006.

(15)	incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-KSB, filed on March 31, 2005.

(16)	incorporated herein by reference to exhibit 4.2 to the Current Report on Form 8-K filed by Vital Living, Inc. on December 19, 2003.

(17)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on June 1, 2007.

(18)	incorporated herein by reference to exhibits previously filed on Amendment No. 1 to Schedule 13D filed by the Registrant on September 12, 2007.

(19)	incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on April 2, 2007.

(20)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form S-8, filed on November 18, 2003.

(21)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2006.

(22)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Registration Statement Number Statement No. 000-24285, filed on May 18, 1998.

(23)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Registration Statement No. 000-24285, filed on May 18, 1998.

(24)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-KSB, filed on March 30, 2000.

(25)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-QSB, filed on August 10, 2001.

(26)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-QSB, filed on August 12, 2002.

(27)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-QSB, filed on November 15, 2003.

(28)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-KSB, filed on March 30, 2005.

(29)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-QSB, filed on May 16, 2005.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEA

Date: March 17, 2008	By:	/s/ Bradley D. Edson
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

Signature	Title	Date

Principal Executive Officer:

/s/ Bradley D. Edson	President, Chief Executive Officer	March 17, 2008
Bradley D. Edson	and Director

Principal Financial Officer and Principal Accounting Officer:

/s/ Todd C. Crow	Chief Financial Officer	March 17, 2008
Todd C. Crow

Additional Directors:

/s/ David Bensol	Director	March 17, 2008
David Bensol

/s/ Wesley Clark	Director	March 17, 2008
Wesley Clark

/s/ James C. Lintzenich	Director	March 17, 2008
James C. Lintzenich

/s/ Edward L. McMillan	Director	March 17, 2008
Edward L. McMillan

/s/ Steven W. Saunders	Director	March 17, 2008
Steven W. Saunders

/s/ Kenneth L. Shropshire	Director	March 17, 2008
Kenneth L. Shropshire

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors
NutraCea and subsidiaries
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of NutraCea and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on “criteria established in Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 17, 2008 expressed an opinion that the company had not maintained effective internal control over financial reporting as of December 31, 2007, base on “criteria established in Internal Control-Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway commission (COS)”.

/s/ Perry-Smith LLP

Perry-Smith LLP Sacramento, California March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Shareholders and Board of Directors
NutraCea, Inc. and Subsidiaries
Phoenix, Arizona

We have audited NutraCea and subsidiaries (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included erforming such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Policies were inadequate related to the retention of financial experts providing assistance in financial transactions. Additionally, the Company did not perform timely, comprehensive reviews of financial transactions, the collectibility of accounts receivable or the potential impairment of goodwill. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 17, 2008.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on “criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

/s/ Perry-Smith LLP

Perry-Smith LLP Sacramento, California March 17, 2008

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors
NutraCea and subsidiaries
El Dorado Hills, California

We have audited the accompanying consolidated statement of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for year ended December 31, 2005. These financial statements are the responsibility of NutraCea’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NutraCea as of December 31, 2005, and the results of its operations and its cash flows for the one year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Malone & Bailey, PC

MALONE & BAILEY, PC www.malone-bailey.com Houston, Texas March 15, 2006

NUTRACEA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$41,298,000	$14,867,000
Restricted cash	758,000	-
Marketable securities	-	368,000
Trade accounts receivables, net of allowance for doubtful
accounts of $2,999,000 and $20,000, respectively	2,346,000	7,093,000
Inventories	1,808,000	796,000
Notes receivable, current portion, net of allowance for doubtful
notes receivable of $250,000 and $0, respectively	2,936,000	1,694,000
Deposits and other current assets	2,545,000	1,383,000
Total current assets	51,691,000	26,201,000

Restricted cash	1,791,000	-
Notes receivable, net of current portion	5,039,000	682,000
Property and equipment, net of accumulated depreciation	19,328,000	8,961,000
Investment in joint venture	1,191,000	-
Patents and trademarks, net of accumulated amortization	5,743,000	5,097,000
Goodwill	39,510,000	32,314,000
Total assets	$124,293,000	$73,255,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,506,000	$2,778,000
Deferred revenue	90,000	103,000
Note payable, current portion	23,000	-
Total current liabilities	7,619,000	2,881,000

Long-term liabilities:
Notes payable, net of current portion	77,000	-
Total liabilities	7,696,000	2,881,000

Commitments and contingencies
Shareholder’s equity:
Convertible, series B preferred stock, no par value, $1,000 stated value 25,000 shares authorized, 0 and 470 shares issued and outstanding	-	439,000
Convertible, series C preferred stock, no par value, $1,000 stated value 25,000 shares authorized, 0 and 5,468 shares issued and outstanding	-	5,051,000

Common stock, no par value, 350,000,000 shares authorized, 144,108,000 and 103,978,000 shares issued and outstanding	177,813,000	114,111,000
Accumulated deficit	(61,216,000)	(49,305,000)
Accumulated other comprehensive income, unrealized gain on marketable securities	-	78,000
Total shareholders’ equity	116,597,000	70,374,000
Total liabilities and shareholders’ equity	$124,293,000	$73,255,000

The accompanying notes are an integral part of these financials

NUTRACEA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
Revenues
Product sales	$18,372,000	$17,105,000	$5,545,000
Less sales returns	(1,551,000)	-	-
Royalty, label and licensing fees	5,340,000	985,000	19,000
Total revenue	22,161,000	18,090,000	5,564,000

Cost of goods sold	9,898,000	9,130,000	2,878,000

Gross profit	12,263,000	8,960,000	2,686,000

Research and development expenses	878,000	377,000	191,000
Selling, general and administrative expenses	16,262,000	6,018,000	3,860,000
Allowance for bad debt expense	3,233,000	9,000	—
Impairment of intangible assets	1,300,000	—	—
Separation agreement with former chief executive officer	1,000,000	—	—
Professional fees	4,720,000	1,504,000	1,627,000
Total operating expenses	27,393,000	7,908,000	5,678,000

(Loss) income from operations	(15,130,000)	1,052,000	(2,992,000)

Other income (expense)
Interest income	2,809,000	545,000	18,000
Gain on settlement	1,250,000	-	-
Loss on equity investment	(309,000)	-	-
Loss on retirement of assets	(347,000)	-	-
Loss on sale of marketable securities	(163,000)	-	-
Interest expense	(1,000)	(7,000)	(896,000)
Total (loss) income before income tax	(11,891,000)	1,590,000	(3,870,000)

Income tax expense	$20,000	$5,000	$2,000
Net (loss) income available to common shareholders	$(11,911,000)	$1,585,000	$(3,872,000)

Basic and diluted (loss) earnings per share:
Basic (loss) income per share	$(0.09)	$0.02	$(0.10)
Fully diluted (loss) income per share	$(0.09)	$0.02	$(0.10)
Weighted average basic number of shares outstanding	125,938,000	76,692,000	38,615,000
Weighted average diluted number of shares outstanding	125,938,000	102,636,000	38,615,000

The accompanying notes are an integral part of these financials

NUTRACEA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	For the Years Ended December 31,
	2007	2006	2005
Net (loss) income available to common shareholders	$(11,911,000)	$1,585,000	$(3,872,000)

Other comprehensive income (loss):

Unrealized (loss) gain on marketable securities	(78,000)	78,000	(78,000)

Net and comprehensive (loss) income	$(11,989,000)	$1,663,000	$(3,950,000)

The accompanying notes are an integral part of these financials

NUTRACEA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Convertible, Redeemable Series A, B, C Preferred		Common Stock		Deferred	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Compensation	Income (Loss)	Deficit	Total
Balance, January 1, 2005	-	$21,000	36,130,000	$48,123,000	$(16,000)	(2,012,000)	$(44,928,000)	$1,167,000
Amortization of deferred compensation					81,000			81,000
Common stock issues for
consultants service rendered			1,905,000	907,000				907,000
patent incentive plan			30,000	13,000				13,000
officers and directors			70,000	30,000				30,000
settlements			97,000	98,000				98,000
Preferred stock issued	8,000	7,301,000
RiceX acquisition		(21,000)	28,272,000	40,029,000				40,029,000
Stock options/warrants exercised for
cash			531,000	104,000				104,000
cashless			67,000					—
Stock options/warrants issued for
consultants				349,000				349,000
employees				130,000	(65,000)			65,000

Other comprehensive loss						(78,000)		(78,000)
Net loss							(3,872,000)	(3,872,000)
Balance, December 31, 2005 as originally reported	8,000	7,301,000	67,102,000	89,783,000	—	(2,090,000)	(48,800,000)	38,893,000

Implementation of SAB 108						2,090,000	(2,090,000)
Beginning balance, January 1, 2006 as adjusted	8,000	7,301,000	67,102,000	89,783,000	—	—	(50,890,000)	$38,893,000

Common stock issues for consultants service rendered			30,000	30,000				30,000
Preferred stock issued, net of expense	17,000	15,934,000						5,490,000
Preferred stock conversions
series B	(7,000)	(6,862,000)	14,760,000	6,862,000				6,862,000
series C	(12,000)	(10,883,000)	14,226,000	10,883,000				10,883,000
Asset acquisition			382,000	350,000				350,000
RiceX options cancelled				(642,000)				(642,000)
Stock options/warrants exercised for
cash			5,635,000	5,784,000				5,784,000
cashless			1,843,000					—
Stock options/warrants issued for
consultants				375,000				375,000
employees and directors				686,000				686,000
Other comprehensive income (loss)						78,000		78,000
Net income							1,585,000	1,585,000
Balance, December 31, 2006	6,000	5,490,000	103,978,000	114,111,000		78,000	(49,305,000)	70,374,000

The accompanying notes are an integral part of these financials

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY - (CONTINUED)

	Convertible, Redeemable Series A, B, C Preferred		Common Stock		Deferred	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Compensation	Loss	Deficit	Total
Conversion of Preferred to common stock	(6,000)	(5,490,000)	7,373,000	5,490,000				-
Stock options/warrants exercised for cash			9,927,000	9,240,000				9,240,000
Private placement of common stock			20,000,000	46,805,000				46,805,000
Stock options/warrants exercised (non-cash)			3,512,000					-
Cancellation of certificates			(700,000)					-
Option and warrant expense				2,111,000				2,111,000
Common stock issued to director for outside services			18,000	55,000				55,000
Other comprehensive income (loss)						(78,000)		(78,000)
Net loss							(11,911,000)	(11,911,000)
Balance, December 31, 2007	-	$-	144,108,000	$177,813,000	-	$-	$(61,216,000)	$116,597,000

The accompanying notes are an integral part of these financials

NUTRACEA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
Cash flow from operating activities:
Net (loss) income	$(11,911,000)	$1,585,000	$(3,872,000)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	2,202,000	1,150,000	1,091,000
Impairment of goodwill	1,300,000	-	-
Provision for doubtful accounts and notes receivable	3,229,000	-	-
Non-cash issuances of common stock	-	-	1,017,000
Loss on retirement of assets	347,000
Stock based compensation	2,166,000	1,091,000	510,000
Loss on equity investment	309,000	-	-
Loss on sale of marketable securities	290,000	-	-
Net changes in operating assets and liabilities:
(Increase) decrease in
Trade accounts receivable	(886,000)	(4,578,000)	(2,094,000)
Inventories	(971,000)	(202,000)	(107,000)
Deposits and other current assets	(1,167,000)	(1,301,000)	(106,000)
Increase (decrease) in:
Accounts payable, accrued liabilities	2,739,000	1,531,000	354,000
Advances from related parties	-	(3,000)	(71,000)
Customer deposits	-	98,000	(100,000)
Net cash used in operating activities	(2,353,000)	(629,000)	(3,378,000)

Cash flows from investing activities:
Issuance of notes receivable	(7,828,000)	(2,376,000)	-
Proceeds of payments from notes receivable	5,410,000	-	-
Purchase of The RiceX Company, net of $546,148 cash received	-	-	33,000
Purchase of property and equipment	(11,652,000)	(4,682,000)	(14,000)
Investment in Grainnovation, Inc.	(2,169,000)	-	-
Investment in Vital Living, Inc.	(5,143,000)	-	-
Investment in joint venture	(1,500,000)	-	-
Restricted cash	(2,239,000)
Issuance of long-term note	69,000	-	-
Proceeds from sale of assets	16,000	-	-
Purchase of other assets	(2,225,000)	(2,640,000)	(82,000)
Net cash used in investing activities	(27,261,000)	(9,698,000)	(63,000)

Cash flows from financing activities:
Private placement financing, net	46,805,000	15,934,000	7,301,000
Principal payments on notes payable, net of discount	-	(15,000)	(2,402,000)
Proceeds from exercise of common stock options and warrants	9,240,000	5,784,000	105,000
Net cash provided by financing activities	56,045,000	21,703,000	5,004,000

Net increase in cash and cash equivalents	26,431,000	11,376,000	1,563,000

Cash and cash equivalents, beginning of year	14,867,000	3,491,000	1,928,000

Cash and cash equivalents, end of year	$41,298,000	$14,867,000	$3,491,000

Cash paid for interest	$1,000	$3,000	$137,000
Cash paid for income taxes	$20,000	$5,000	$2,400
Non-cash disclosures:
Payments for patents with common stock	$-	$-	$13,000
Conversions of preferred stock to common stock	$5,490,000	$17,835,000	$-
Accounts receivable converted to note receivable	$3,881,000	$-	$-
Accounts receivable exchanged for an intangible assets	$300,000	$-	$-
Settlement of accounts receivable, net, to acquire intangible asset	$284,000	$-	$-
Common stock issued to acquire assets related to equine feed supplement business	$-	$350,000	$-
Adjustment to allocation of RiceX purchase price of property and equipment	$-	$375,000	$-
Reduce goodwill for RiceX options cancelled	$-	$642,000	$-
Change in fair value of marketable securities	$-	$78,000	$-

The accompanying notes are an integral part of these financials

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Line of Business

General

We are a health-science company focused on the development and distribution of products based upon the use of stabilized rice bran and proprietary rice bran formulations. Rice bran is the outer layer of brown rice which is typically a wasted by-product of the commercial rice industry. These products include food supplements and medical foods which provide health benefits for humans and animals (known as “nutraceuticals”) based on stabilized rice bran, rice bran derivatives and the rice bran oils.

On October 4, 2005, we consummated the acquisition of The RiceX Company (“RiceX”) pursuant to the terms of an Agreement and Plan of Merger, dated April 4, 2005. RiceX survived the merger as a wholly-owned subsidiary of NutraCea. RiceX shareholders received .76799 of NutraCea common stock for each share of RiceX common stock. RiceX shareholders received 28,272,064 shares of NutraCea common stock, valued at $29,120,000 and NutraCea assumed the outstanding RiceX options and warrants to purchase 11,810,496 shares NutraCea common stock, valued at $11,422,000.

Due to the acquisition of RiceX, and the subsequent reorganization, NutraCea and its subsidiaries are operating as one segment.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of NutraCea and its wholly-owned subsidiaries, NutraCea Technologies Incorporated, NutraGlo® Incorporated, The RiceX Company, Infomaxx, LLC, Grainnovations, Inc., and our interests in NutraCea-Cura LLC (10%), Rice RX LLC (50%), and Rice Science LLC (80%), (collectively, the “Company”). Additionally, due to our ownership of certain debt securities of Vital Living, Inc., we have included their results of operations for the period from April 20th, 2007 to December 31, 2007 and their financial position at December 31, 2007 in our financial statements. All significant inter-company accounts and transactions are eliminated in consolidation.

Revenue Recognition - We derive our revenue primarily from product sales. Product is shipped when an approved purchase order is received. Products shipped by us are generally sold FOB Origin, with the customer taking title to the product once it leaves our plant via common carrier. At this point, the price to the customer is fixed and determinable, and collectability is reasonably assured. On occasion, we receive purchase orders for multiple product deliveries. In these situations, each delivery is individually evaluated to determine appropriate revenue recognition. Each delivery is generally considered to be a separate unit of accounting for the purposes of revenue recognition and, in all instances, persuasive evidence of an arrangement, delivery, pricing and collectability must be determined or accomplished, as applicable, before revenue is recognized. In addition, if the purchase order includes customer acceptance provisions, no revenue is recognized until customer acceptance occurs. Revenue is accounted for at the point of shipment FOB Origin, unless accompanied by a memorandum of understanding detailing the requirement of customer acceptance in order to transfer title, in which case revenue is recognized at the time of such acceptance.

Occasionally, we will grant exclusive use of our labels by customers in specific territories in exchange for a nonrefundable fee. Under EITF 00-21, Revenue Recognition with Multiple Deliverables, each label licensing provision is considered to be a separate unit of accounting. Each grant is then individually evaluated to determine appropriate revenue recognition in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies - (continued)

Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. If all criteria are met, revenue is recognized in the period in which the sale occurred and recorded in the financial statements as label fees.

Our royalty fees are generally recognized when it is probable that an economic benefit will flow to us, the amount of the benefit can be reliably measured and collectability is reasonably assured.

Cash and Cash Equivalents - We consider all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2007, the Company maintains its cash, including $2,549,000 of restricted cash, and cash equivalents with a major investment firm and a major bank.

Cash Concentration - We maintain our cash in bank accounts, which at times may exceed federally insured limits. We have not experienced any losses on such accounts.

Short-Term Investments - As part of our cash management program, we maintain a portfolio of commercial paper. The securities are investment grade (AAA) and mature in thirty days.

Accounts Receivable - Accounts receivable consists of amounts due from customers for product sales, net of an allowance for losses. We determine the allowance for doubtful accounts by reviewing each customer account and specifically identifying any potential for loss. The allowance for doubtful accounts at December 31, 2007 is $2,999,000 and at December 31, 2006 and 2005 was $20,000. Uncollected accounts are written off after the customer has been past due in excess of twelve months. Past due status is determined based on contractual terms. Actual losses related to collection of accounts receivable for the years ended December 31, 2007, 2006 and 2005 were insignificant.

Marketable Securities - Marketable securities are marked to market at each period end. Any unrealized gains and losses on the marketable securities are excluded from operating results and are recorded as a component of Other Comprehensive Income (Loss). If declines in value are deemed other than temporary, losses are reflected in Net Income (Loss).

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market and consists of stabilized rice bran manufactured by RiceX, and nutraceutical products manufactured by NutraCea. We employ a full absorption procedure using standard cost techniques. The standards are customarily reviewed and adjusted annually. While the Company has an inventory of these products, any significant prolonged shortage of these ingredients or of the supplies used to enhance these ingredients could materially adversely affect the Company’s results of operations.

Inventories are composed of the following at December 31;

	2007	2006
Finished goods	$1,396,000	$533,000
Raw materials	184,000	168,000
Packaging supplies	228,000	95,000
	$1,808,000	$796,000

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies - (continued)

Property and Equipment - Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives as follows:

Furniture and equipment	3-7 years
Automobile	5 years
Software	3 years
Leasehold improvements	7 years
Property and equipment	7-10 years

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

Impairment of Long-Lived Assets - We assess the carrying value of long-lived assets which includes property, plant and equipment, intangible assets and goodwill annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant adverse change in legal factors or in the business climate;

•	unanticipated competition;

•	a loss of key personnel;

•	significant changes in the manner of our use of the asset;

•	significant negative industry or economic trends; and

•	our market capitalization relative to net book value.

Annually and upon the existence of one or more of the above indicators of impairment, we would test such assets for a potential impairment. The carrying value of a reporting unit, including goodwill, is considered impaired when the fair value is less than the asset’s carrying value. In that event, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using quoted market prices and cash flow projections. During the year ended December 31, 2007 events indicated an impairment had occurred (see next paragraph). We have determined that there was no impairment as of December 31, 2006.

In April, 2007, we purchased, for $5,226,000, certain debt securities and certain preferred stock securities of Vital Living, Inc. (“VLI”) (see Note 10 to the Consolidated Financial Statements). In September 2007, we entered into an asset purchase agreement in which the company agrees to buy the assets of VLI for an additional $1,500,000 and the forgiveness of the debt securities and certain other indebtedness of VLI. We have recorded that contingent liability in our financial statements. As a result, the total increase in goodwill on our books associated with this transaction is $7,579,000. We have evaluated this intangible and determined that the value based upon our analysis is $6,279,000. Accordingly we have recorded an intangible impairment of $1,300,000.

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

In conjunction with the RiceX acquisition, NutraCea has been assigned five U.S. patents relating to the production or use of Nutraceutical or HVF products. The patents include:

(1)	Patent Number 5,512,287 “PRODUCTION OF BETA-GLUCAN AND BETA-GLUCAN PRODUCT,” which issued on April 30, 1996;

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies - (continued)

(2)	Patent Number 5,985,344 “PROCESS FOR OBTAINING MICRONUTRIENT ENRICHED RICE BRAN OIL,” which issued on November 16, 1999;

(3)	Patent Number 6,126,943 “METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA, AND ATHEROSCLEROSIS,” which issued on October 3, 2000;

(4)	Patent Number 6,303,586 B1 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA,” which issued on October 15, 2001; and

(5)	Patent Number 6,350,473 B1 “METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA AND ATHEROSCLEROSIS,” which issued on February 26, 2002.

We plan to apply for additional patents in the future as new products, treatments, and uses are developed.

Patents and trademarks are stated at cost. Amortization is computed on the straight-line method based on estimated useful lives as follows:

Patents (Domestic)	17 years
Patents (International)	20 years
Trademarks (Domestic)	10 years
Trademarks (International)	7 years

Fair Value of Financial Instruments - The fair value of the Company’s financial instruments approximated carrying value at December 31, 2007, and 2006. The Company’s financial instruments include cash, marketable securities and accounts receivable for which the carrying value approximates fair value due to the short maturity of the instrument.

Research and Development - Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses and allocated facility costs. External expenses consist of costs associated with product development. All such costs are charged to expense as incurred.

Stock and Warrants Issued to Third Parties - If the agreements do not have a disincentive for nonperformance, the Company records a charge for the fair value of the stock and the portion of the warrants earned from the point in time when vesting of the stock or warrants becomes probable. The fair value of certain types of warrants issued to customers is recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer.

Stock-Based Compensation - Management estimates the fair value of each option award as of the date of grant using a Black-Scholes-Merton option pricing model. Expected volatility is based on the historical volatility of the Company’s common stock. The expected term represents the period that the stock-based awards are expected to be outstanding. The risk free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield was not considered in the option pricing formula because the Company has not paid cash dividends historically and had no plans to do so at the grant date. In addition to these assumptions, management makes estimates regarding pre-vesting forfeitures that will impact total compensation expense recognized under the Plan.

As of January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation. Under the provisions of SFAS 123(R), we are required to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are provided in exchange for the award, known as the requisite service period (usually the vesting period). The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Prior to January 1, 2006, the Company accounted for those instruments under the recognition and measurement provisions of APB “Opinion” No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation.

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies - (continued)

We have made the transition to SFAS 123(R) using the modified prospective method. Under the modified prospective method, SFAS 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after

January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of January 1, 2006 are being recognized over the period that the remaining requisite services are rendered. The compensation cost relating to unvested awards at January 1, 2006 is based on the grant-date fair value of those awards. Under this method of implementation, no restatement of prior periods has been made.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s net income for the year ended December 31, 2006 was $1,907,711 lower than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the year ended December 31, 2006 would have been $(0.26), if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $(0.29). We have not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance. As a result, the implementation of SFAS 123(R) did not impact the Statement of Cash Flows for the year ended December 31, 2006.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123(R) to options granted under the company’s stock option plans for the year ended December 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

For The Year Ended
December 31, 2005
Net loss, reported:	$(3,872,000)
Deduct: stock-based compensation expense included in reported net loss, net of $0 related tax benefits	1,511,000
(Add): stock-based compensation determined under fair value based method for all awards, net of $0 related tax benefits	(387,000)
Pro forma net loss	$(2,748,000)
Basic loss per common share (basic and diluted):
As reported	$(0.10)
Pro forma	$(0.07)

Shipping and Handling Expenses - Expenses relating to shipping and handling are expensed and reported as a cost of sale or a selling expense as appropriate.

Advertising Expense - The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for 2007, 2006 and 2005 was $1,171,000, $307,000 and $8,000, respectively.

Income Taxes - The Company accounts for its income taxes by recording a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry-forwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carry-forwards. A valuation allowance is established, when necessary, to reduce that deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized.

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies - (continued)

Net Income (Loss) per Common Share - Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants. Potentially dilutive shares are excluded from the computation if their effect is anti-dilutive.

We had a net loss for 2007 and 2005 presented herein; therefore, none of the stock options and warrants outstanding during each of the periods presented, as discussed in Notes 16 and 17, were included in the computation of diluted loss per share as they were anti-dilutive.

For 2006, the dilutive effect of 5,873,738 outstanding options, 14,666,449 outstanding warrants, 940,000 convertible Series B preferred stock, and 6,430,368 convertible Series C preferred stock is calculated using the treasury stock method. Additionally, for 2,083,114 outstanding warrants and options there is no dilutive effect because the average market price of the common stock during the period is less than the exercise price of the warrants and options for 2006.

Estimates - The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk and Major Customers - On August 24, 2005, NutraCea signed an agreement with a direct response marketing company to market and sell products through infomercials. The agreement is for two years and may be extended for an additional year. The agreement covers pricing of specific products at wholesale prices which will be private labeled for direct sale by the marketing company. During the term of the agreement, NutraCea will not sell its products through any other infomercials so long as the marketing company maintains minimum quarterly orders beginning October 1, 2005 of $500,000. Additionally, NutraCea granted the company an option to purchase 250,000 shares of restricted common stock at a price of $1.275 per share. The options vest 50,000 shares upon payment in full of the contract quarter minimum purchase orders during the term of the agreement. At December 31, 2006, 100,000 options are fully vested. For the year ended December 31, 2005, sales to this customer totaled $3,013,000 or 54% of total sales and receivables were $1,910,000, or 76% of total receivables. For the year ended December 31, 2006, sales to this customer totaled $8,057,000 or 48% of total sales and receivables were $3,516,000, or 49% of total receivables. For the year ended December 31, 2007, sales to this customer totaled $1,946,000 or 11% of sales and the note receivable due from this customer was $1,978,000.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires companies to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for the first fiscal year ending after November 15, 2006. The impact of adopting SAB 108 is discussed in Note 3.

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies - (continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”, (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 1, 2007 the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. We have not determined the effect that the adoption of FAS 157 will have on our consolidated results of operations, financial condition or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“FAS 159”). This statement provides all entities with an option to report selected financial assets and liabilities at fair value. The Statement is effective as of the beginning an entity’s first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances. We have not determined the effect that the adoption of FAS 159 will have on our consolidated results of operations, financial condition, or cash flows, accordingly, we have not decided whether or not to adopt this standard.

In September 2007 the FASB issued SFAS No. 141(R), “Business Combinations”. This statement requires all entity’s to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and be expensed as incurred, restructuring cost generally be expensed in period subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of this statement will change the accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement changes the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This statement is effective for the Company on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009.

In December 2007, the SEC issued Staff Accounting Bulleting (“SAB”) No. 110, “Share-Based Payment”. This bulletin amends the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective beginning in the first quarter of fiscal year 2008.

Note 3 — Implementation of Staff Accounting Bulletin No. 108

In preparing the financial statements for the year ended December 31, 2006, we undertook an evaluation of uncorrected misstatements arising in prior years for the purpose of implementing Staff Accounting Bulletin No. 108 (SAB 108). We identified an uncorrected misstatement arising during 2004, which at the time was considered to be immaterial relative to the net loss incurred for the period. We believe that this uncorrected misstatement resulted from the incorrect classification and recording of an investment’s decline in market value as a temporary impairment with a corresponding increase in other comprehensive loss. In accordance with the provisions of SAB 108, we have decreased accumulated other comprehensive loss at January 1, 2006 by $2,090,000 and we have increased our accumulated deficit at January 1, 2006 by $2,090,000 to recognize the other than temporary nature of the investment impairment.

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Marketable Securities

On September 8, 2004, NutraCea purchased 1,272,026 shares of Langley Park Investment Trust, PLC (“Langley”), a United Kingdom closed-end mutual fund that is actively traded on a London exchange. Per the Stock Purchase Agreement, NutraCea paid with 7,000,000 shares of its own common stock. On September 8, 2006, NutraCea commenced a lawsuit against Langley in the United States District Court for the Eastern District of California, Sacramento Division regarding this transaction. The matter was settled on March 27, 2007. Pursuant to the settlement, NutraCea received $1,250,000 from Langley in March 2007 and NutraCea retained all of the Langley shares. The $1,250,000 settlement is included in our December 31, 2007 statement of operations as other income.

During the third quarter of 2007 Langley ceased trading and began the process of liquidating the investments. NutraCea has received cash of $127,000 from this liquidation. The realizable value of the balance of the funds is uncertain and as a result we have recorded the fair market value of Langley as $0 at December 31, 2007, and recognized a loss of $163,000 (net of $169,000 of unrealized income) on the disposition of the investment.

Any unrealized holding gains and losses on the marketable securities are excluded from operating results and are recognized as other comprehensive income. Prior to liquidation the fair value of the securities is determined based on prevailing market prices

Note 5 — Stock-based Compensation

 On January 1, 2006, NutraCea adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. NutraCea adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the twelve months ended December 31, 2007 and 2006 reflect the impact of adopting SFAS 123(R).

For all agreements where stock is awarded as partial or full consideration, the expense is valued at the fair value of the stock. Expenses for stock options and warrants issued to consultants and employees are calculated based upon fair value using the Black-Scholes valuation method.

Stock-based compensation expenses consisted of the following for the twelve months ended December 31,

	2007 (1)	2006 (2)	2005 (3)
Consultants	$379,000	$213,000	$1,241,000
Directors	330,000	176,000	30,000
Employees	1,294,000	602,000	142,000
Research and development	108,000	-	-
To directors and former director for services outside of directors duties	55,000	100,000	-
Stock issued for a settlement	-	-	98,000
Total stock-based compensation expense	$2,166,000	$1,091,000	$1,511,000

(1)	Includes $55,000 fair value of common stock issued, all other amounts are the fair value of options and warrants issued

(2)	Includes $30,000 fair value of common stock issued, all other Amounts are the fair value of options and warrants issue

(3)	Includes $949,000 fair value of common stock issued, all other amounts are the fair value of options and warrants issued

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Stock-based Compensation - (continued)

As of December 31, 2007, there was $1,889,000 of total unrecognized compensation cost related to non-vested options granted under the plans. That cost is expected to be recognized over a weighted average period of one year.

 The weighted average grant date fair value of the stock options granted during the twelve months ended December 31 2007, 2006 and 2005 was $3.43, $1.35, and $0.54 per share, respectively.

Note 6 — (Loss) Earnings Per Share

Basic (loss) earnings per share are computed by dividing net (loss) income by the weighted average number of common shares outstanding during all periods presented.  Options and warrants are excluded from the basic (loss) earnings per share calculation and are considered in calculating the diluted (loss) earnings per share.

The dilutive effect of outstanding options and warrants is calculated using the treasury stock method and the dilutive effect of the convertible series B preferred stock, and convertible series C preferred stock is calculated using the as-if converted method.

As of December 31, 2007 and 2005, options and warrants to purchase approximately 41,981,000 and 38,293.000 shares of our common stock, respectively, were outstanding. Of these, approximately 25,915,000 and 33,602,000 were “in the money” at December 31, 2007 and 2005, respectively. These are excluded from the calculation of diluted loss per share at December 31, 2007 and 2005 because their inclusion would have been anti-dilutive. The weighted average exercise price of anti-dilutive options and warrants for the twelve months ended December 31, 2007 and 2005 was $0.60 and $0.45, respectively.

Components of basic and diluted (loss) earnings per share were as follow for the twelve months ended:

	December 31,
	2007	2006	2005
Net (loss) income	$(11,911,000)	$1,585,000	$(3,872,000)

Weighted average outstanding shares of common stock	125,938,000	76,692,000	38,615,000
Convertible preferred stock	-	5,045,000	-
Common stock equivalents	-	20,899,000	-
Total diluted shares	125,938,000	102,636,000	38,615,000
(Loss) earnings per share:
Basic	$(0.09)	$0.02	$(0.10)
Diluted	$(0.09)	$0.02	$(0.10)

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Property and Equipment

Property and equipment consisted of the following at December 31:

	2007	2006
Land	$15,000	$9,000
Furniture and equipment	2,405,000	916,000
Automobile	-	73,000
Software	402,000	389,000
Leasehold improvements	700,000	430,000
Property and plant	14,243,000	4,197,000
Construction in progress	4,347,000	4,392,000
Subtotal	22,112,000	10,406,000
Less accumulated depreciation	2,784,000	1,445,000
Total	$19,328,000	$8,961,000

Depreciation expense was $1,431,000, $839,000 and $241,000 for 2007, 2006 and 2005, respectively. Interest expense incurred during 2007 was nominal and no interest was capitalized.

Note 8 — Patents and Trademarks

Patents and trademarks consisted of the following at December 31:

	2007	2006
Patents	$2,657,000	$2,540,000
Trademarks	3,288,000	2,987,000
Non-compete agreement	650,000	-
License and supply agreement	220,000	-
Subtotal	6,815,000	5,527,000
Less Accumulated Amortization	1,072,000	430,000
Total	$5,743,000	$5,097,000

Amortization expense was $642,000, $302,000 and $70,000 for 2007, 2006 and 2005, respectively. Amortization expense for the next five years will be approximately $3,200,000.

Note 9 — Notes Receivable

At December 31, 2007, we have nine secured promissory notes outstanding to the Company with an aggregate amount of $7,975,000; $2,936,000 reported as current (net of a $250,000 allowance for doubtful notes receivable) and $5,039,000 reported as long-term. These secured promissory notes bear interest at annual rates of either five (5%) or eight (8%) with the principals and all accrued interest due and payable to us at dates ranging from October 2007 to October 2012.

During the twelve months ended December 31, 2007 we loaned a total of $7,828,000, (net of the conversion of $3,881,000 of accounts receivables to a promissory note) to certain strategic customers, which loans were evidenced by promissory notes, and received payments totaling $5,410,000 on existing promissory notes. During this twelve month period we also accrued interest income of $472,000 and received cash payments of $135,000 for accrued interest.

In February 2007, we converted $3,516,000 of one customer’s accounts receivable to a note receivable included in the above total, bearing interest at 7% and due in December 2007. This note receivable was paid in full by January 2008.

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Notes Receivable - (continued)

In April 2007, we converted $365,000 of another customer’s accounts receivable to a note receivable included in the above total, bearing interest at 10% and due in October 2007. This note is past due as of December31, 2007. As of March 3, 2008 we have re-negotiated the settlement terms and extended the due date to April 2008 and received payment of the accrued interest due on this note. We have recorded an allowance for doubtful notes of $250,000 against this receivable which is included in our bad debt expense for the year ended December 31, 2007.

During the second quarter of 2007, we granted to Pacific Holdings Advisors Limited (“PAHL”) an exclusive, perpetual, royalty-free right and license to use and SRB and SRB derivative products in certain Southeast Asian countries. PAHL paid a one-time license fee of $5,000,000 for these rights. PAHL paid the license fee by issuing to NutraCea an interest bearing promissory note due within five years. In January 2008, in conjunction with another agreement (see Note 20 to the Consolidated Financial Statements) the we amended the payment terms. PAHL will pay NutraCea the license fee of $5,000,000 by March 31, 2008 in full satisfaction of its obligations under the Note. In consideration for this accelerated payment, NutraCea agrees to waive all accrued interest owed by PAHL ($118,000 at December 31, 2007).

During August 2007 we exchanged one customer’s note receivable of $300,000 for a certain trademark and associated rights to a product line (see Note 10 to the consolidated financial statements).

In December, 2007, we sold to one customer, $1,968,000 of infomercial products. This customer paid us by issuing a to NutraCea a promissory note bearing 7% interest, with even weekly payments, due in April 2008.

Note 10 — Acquisition and Joint Ventures

Infomaxx, LLC

In December 2006, our wholly-owned subsidiary Nutramercials, Inc. became a 50% member of Infomaxx, LLC (“INFMX”). In accordance with FIN46R, INFMX was determined to be a variable interest entity and its’ financial position and operations were included in our consolidated financial statements at December 31, 2006.

In August 2007, we became the sole member of INFMX after we purchased from the other member of INFMX their 50% of INFMX’s outstanding membership interests by canceling a $300,000 note payable to NutraCea by that member of INFMX. We received along with the 50% interest, all rights to a certain trademark and product line of that member. We recorded an intangible asset of $296,000 (net of a valuation allowance of $280,000). Additionally, in order to consummate this transaction we agreed to accept the return of $275,000 of inventory from the other previous member of INFMX which we sold them in December 2006, for $1,551,000. The $1,551,000 return is recorded as a sales return on our consolidated statement of operations.

 For the twelve months ended December 31, 2007 our Infomaxx subsidiary generated sales of $315,000 which was not related to the product return mentioned above.

NutraCea/Cura LLC

In August 2007, we formed NutraCea/Cura, LLC (“NCC”) with Cura Pharmaceuticals (“CURA”). We formed this LLC with CURA to jointly develop, produce through third-party pharmaceutical-grade co-packers, market, and sell nutraceutical and pharmaceutical products. In the initial agreement our interest was 60%. In December we acquired from Cura 75% of their 40% interest, increasing our interest to 90%. Accordingly, NCC is included in our consolidated financial statements. For the twelve months ended December 31, 2007 NCC had sales of $230,000.

Under the agreement, NCC acquired the rights to a supply agreement for materials with minimum purchase requirements of approximately $1,150,000 for the first year, which increase 5% a year for 5 years. If the minimum purchase commitments are not met in any year the co-packer of the products may terminate the supply agreement. We recorded an intangible of $220,000 which we are amortizing on a straight-line basis over five years.

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Acquisitions and Joint Ventures - (continued)

Grainnovation, Inc.

In April 2007, we acquired 100% of the outstanding stock of Grainnovation, Inc. (“GI”) a privately held company that had equipment for pelletizing horse feed for equine customers of strategic value to NutraCea, and certain assets used in GI’s business for a total of $2,150,000, of which $1,605,000 of the purchase price was paid at closing, with the balance (“holdback”) being due in payments of $235,000 and $310,000 in six months and twelve months, respectively, subject to reduction in the event of breaches of representations, warranties and covenants contained in the transaction documents. The holdback is held in third-party escrow and is included in our consolidated condensed balance sheet as restricted cash and current liabilities. The investment is recorded in our financial statements included herein at the aggregate purchase price and its results of operations from the date of acquisition are reflected in our statement of operations for the period ended December 31, 2007. In November, 2007, the second installment of $235,000 due was distributed to the sellers from the third-party escrow as agreed.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We incurred $20,000 in legal fees relating to this purchase, which are added to the purchase price and Goodwill. The Company is in the process of obtaining third-party valuations of certain intangible assets; the allocation of the purchase price is subject to refinement:

Cash	$1,000
Accounts receivable	26,000
Inventory	11,000
Property and equipment	623,000
Covenant not to compete	650,000
Goodwill	917,000
Total Assets	2,228,000

Accrued liabilities	58,000

Net assets acquired	$2,170,000

For the eight months ended December 31, 2007 our Grainnovations subsidiary generated $490,000 in sales.

Grain Enhancements LLC

In June 2007, we entered into a joint venture with PAHL to form Grain Enhancements LLC (“GE”), a Delaware limited liability company. NutraCea and PAHL each hold a 47.5% share of Grain Enhancements. The remaining interest is held by Theorem Group LLC (“Theorem”) (3.333%) and Ho’okipa Capital Partners, Inc. (1.667%). The purpose of GE is to develop and market stabilized rice bran (“SRB”) and related products in certain Southeast Asian countries. GE will purchase SRB exclusively from NutraCea until its own facilities are in operation and NutraCea will lease to GE at cost the necessary equipment for such facilities. Payments under the equipment lease will be payable in full upon installation of the equipment.

Under the agreement, NutraCea and PAHL will contribute up to $5,000,000 each to Grain Enhancements to fund the operations, of which $1,500,000 each was due on June 30, 2007. Both members made their initial contribution in July 2007. Additionally, $2,000,000 each was to be contributed no later than October 2007, and the remaining $1,500,000 from each member is due no later than August 2008. Only the initial capital contribution due of $1,500,000 from each member has been made. On January 24, 2008, NutraCea and PAHL amended certain terms of the Operating Agreement. Pursuant to the modified agreement, the timing of mandatory capital contributions of the members was changed from an agreed upon schedule to a determination by the Finance Committee on an as-needed basis. In addition, PAHL will no longer receive a monthly management fee.

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Acquisitions and Joint Ventures - (continued)

Theorem was paid $750,000 and $500,000 by NutraCea and GE, respectively, for services relating to the formation of the joint venture. Through December 31, 2007, our portion of Grain Enhancements net loss was $309,000.

Our investment in Grain Enhancements is accounted for under the equity method of accounting. At December 31, 2007 the value of our investment was $1,191,000.

Summary financial information of Grain Enhancements, LLC at December 31, 2007 is:

Assets
Cash	$2,435,000
Liabilities and equity
Accounts payable and accrued liabilities	$54,000
Members equity	3,000,000
Accumulated deficit	(619,000)
Total equity	2,381,000
Total liabilities and equity	$2,435,000

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

On September 28, 2007, NutraCea entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Vital Living.  The Purchase Agreement provides that NutraCea will purchase substantially all of Vital Living’s intellectual property and other assets used by Vital Living and certain subsidiaries in its business, including rights to nutritional supplements and nutraceutical products that are marketed for distribution to healthcare practitioners.  As part of the transaction, Vital Living will assign to NutraCea its rights under various distribution and other agreements relating to the products being acquired.  NutraCea will not acquire inventory, raw materials, cash or accounts receivable of Vital Living nor assume any accounts payable, liabilities, or other obligations of VLI.

The purchase price consists of (i) $1,500,000 to be paid by NutraCea at the closing, (ii) cancellation of outstanding indebtednesses of Vital Living, its subsidiaries and certain related entities to NutraCea, including all of the Notes, and (iii) cancellation of all shares of Series D Preferred Stock of Vital Living held by NutraCea.

  NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Acquisitions and Joint Ventures - (continued)

Completion of the transaction is subject to a variety of customary closing conditions, including, among other things, approval of the transaction by the shareholders of Vital Living at a special meeting of shareholders of Vital Living and the absence of a material adverse effect on the assets between the date of the agreement and the closing date.  NutraCea anticipates that Vital Living will prepare and file with the SEC a proxy statement relating to the transaction.  NutraCea expects that the transaction will close in the second quarter of 2008, although the actual timing of the closing will depend on many factors including preparation of the proxy statement and the SEC’s review of the proxy statement, and the closing may occur later than the second quarter of 2008.

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

The purchase price allocation will change when the asset purchase agreement anticipated to be consummated in 2008 and the additional cash payment of $1,500,000 is made. Under that agreement, NutraCea is not purchasing the cash, accounts receivable, inventory, other assets, nor any of the liabilities of VLI.

We have included in our balance sheet at December 31, 2007 the financial position of VLI for the period ended December 31, 2007, and VLI’s results of operations for the period from April 20, 2007 through December 31, 2007 in our statement of operations for the twelve months ended December 31, 2007, while eliminating inter-company balances. The effect on our consolidated balance sheet at December 31, 2007 was an increase in total assets of $8,154,000 (before inter-company eliminations), an increase in total liabilities of $2,762,000 (before inter-company eliminations) and an increase in shareholder equity of $5,392,000 (before inter-company eliminations). The effect on our consolidated income statement for the twelve months ended December 31, 2007 was an increase in revenues of $601,000 (net of inter-company eliminations), an increase in cost of goods sold of $378,000 (net of inter-company eliminations), an increase in operating expenses of $1,508,000, an increase of other expenses of $49,000 (net of inter-company eliminations), and an increase in net loss of $1,335,000. Additionally, we have accrued the $1,500,000 payment to be made under the terms of the asset purchase agreement which results in an increase in goodwill and accrued liabilities associated with this transaction. The total increase in goodwill associated with this transaction of $7,579,000. We evaluated this intangible and based upon our analysis determined the value of this goodwill is $6,279,000. Accordingly we have recorded an intangible impairment of $1,300,000.

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10— Acquisitions and Joint Ventures - (continued)

Rice Science LLC

In December 2007 we formed Rice Science, LLC (“RS”), a Delaware LLC with Herbal Science Singapore PTe. Ltd. (“HS”), a Singapore corporation. We formed this LLC with HS to acquire from Herbal Science certain Isolates License Rights and to commercialize and sell the SRB Isolates. NutraCea.and HS have an 80% and 20% interest in the operating results, respectively, but HS has no interest in the initial capital contributions.

We made an initial capital contribution to RS in December 2007 of $1,200,000 as specified in the LLC agreement. We may make an additional $1,000,000 contribution at our discretion and maintain our 80% holding. HS contributed certain Licenses as their capital contribution with a deemed value of $440,000. There are no further capital contributions required of either member. However HS does not have an interest in the initial capital contributed by NutraCea and will not have a minority interest until there are results of operations.

NutraCea holds an 80% interest in RS and therefore will account for the investment as a fully consolidated subsidiary. As of December 31, 2007 the LLC had no sales, operations or expenses. Summary financial information for RS as of December 31, 2007 is as follows:

Assets
Cash	$1,200,000
Liabilities and Equity
Members equity - NutraCea, Inc.	1,200,000
Total liabilities and equity	$1,200,000

Rice RX LLC

In December 2007 we formed RICE Rx LLC (“RRX”), a Delaware LLC, with Herbal Science Singapore PTe. Ltd. (“HS”), a Singapore corporation. We formed this LLC with HS to obtain and commercialize certain patentable pharmaceutical license rights from HS. NutraCea, Inc. and HS each have a 50% interest in RRX.

Commencing in July 2008, if and to the extent the members determine that capital contributions are necessary, each member agrees to contribute capital of up to $150,000.

In conjunction with the formation of RRX, NutraCea, Inc. sold to HS, for $300,000 an exclusive license to develop, manufacture and sell certain SRB isolates and identify and commercialize certain patentable pharmaceuticals. Payment for this license was made in the form of $150,000 cash and the execution of a promissory note payable to NutraCea for $150,000 at the Bank of America prime rate of interest and due within one year.

Our investment in RRX is accounted for under the equity method of accounting. As of December 31, 2007 no capital contributions had been made, the LLC had no operations, expenses or income.

RixeX

In November, 2005, NutraCea merged with RiceX. See Note 15 to the Consolidated Financial Statements for a full discussion of the merger.

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable and notes receivable for sales to major customers. We perform credit evaluations on our customers’ financial condition and generally do not require collateral on accounts receivable.

For the twelve months ended December 31, 2007, six customers accounted for a total of 51% of sales: 15%, 14%, 11%, 5%, 3% and 3% respectively. No other customer was responsible for more than 3% of total sales. At December 31, 2007, two of those customers accounted for 65% of total accounts receivable: 34%, and 31%, respectively. No other customer accounted for more than 3% of the total outstanding accounts receivable.

For the twelve months ended December 31, 2006, one customer accounted for a total of 48% of sales. At December 31, 2006, accounts receivable due from this customer was 49% of the total outstanding accounts receivable.

Accounts receivable:

We maintain an allowance for doubtful accounts on our trade receivables based upon expected collection of all accounts receivable. A summary of the activity in the allowance for doubtful accounts for the three years ended December 31, 2007 is summarized in the following table:

	December 31,
	2007	2006	2005
Balance, beginning of period	$20,000	$20,000	$20,000

Provision for allowance for doubtful accounts
charged to operations	2,979,000	9,000	-
Losses charge against allowance		(9,000)
Recoveries of accounts previously allowed for	-	-	-

Balance, end of period	$2,999,000	$20,000	$20,000

During the twelve months ended December 31, 2007, 2006 and 2005 we recorded an allowance for doubtful accounts of $2,979,000, $0 and $0, respectively. The 2007 allowance consisted of provisions for doubtful accounts receivable of $1,601,000 and $1,378,000 for amounts due from two customers.

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Concentration of Credit Risk- (continued)

Notes receivable:

We maintain an allowance for doubtful accounts on our notes receivables based upon expected collection of individual notes receivable. A summary of the activity in the allowance for doubtful accounts for the twelve ended December 31, 2007, 2006, and 2005 follows:

	December 31,
	2007	2006	2005
Balance, beginning of period	$-	-	$-

Provision for allowance for doubtful notes receivable
charged to operations	250,000
Losses charged against allowance	-	-	-
Recoveries of accounts previously allowed for	-	-	-

Balance, end of period	$250,000	$-	$-

During the twelve months ended December 31, 2007, 2006 and 2005, we recorded an allowance for doubtful notes receivable of $250,000, $0 and $0, respectively.

Bad debt expense:

Our bad debt expense for the twelve months ended December 31, 2007, 2006, and 2005, including the provisions for doubtful accounts receivable and doubtful notes receivable was $3,229,000, $9,000 and $0 respectively. Additionally, we wrote off $4,000 of accounts receivable we deemed to be un-collectible.

Note 12 — Notes Payable

 In October 2007, we executed a promissory note with the lessor of our new West Sacramento warehouse for $105,000 at 8% due over four years in payments of $2,572 per month for the build-out of tenant improvements. At December 31, 2007 the short-term portion of this note was approximately $23,000 and the remaining long-term portion was approximately $77,000. Future principle payments for the next four years are: 2008, $26,000; 2009, $26,000; 2010, $26,000; 2012, $22,000.

Note 13 — Income Taxes

Tax expense consisting of minimum franchise and capital taxes for the years ended December 31, 2007, 2006 and 2005 was of $20,000, $5,000 and $2,000, respectively.

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Income Taxes - (continued)

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2007	2006
Net operating loss carry forward	$19,740,000	$14,860,000
Allowance for doubtful accounts	1,195,000	-
Marketable securities	-	801,000
Stock options and warrants	40,000	-
Other	175,000	39,000
Intangible assets	(622,000)	(275,000)
Property and equipment	(1,343,000)	(1,341,000)
Capitalized expenses	128,000	-
Merger expenses	70,000	-
	19,383,000	14,084,000
Less valuation allowance	(19,383,000)	(14,084,000)
	$—	$—

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2007 and 2006, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2007, net operating loss carry-forwards were approximately $51,915,956 for federal tax purposes that expire at various dates from 2011 through 2021 and $35,828,480 for state tax purposes that expire in 2010 through 2016.

Utilization of net operating loss carry-forwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations. The annual limitation may result in the expiration of substantial net operating loss carry-forwards before utilization.

The Company is subject to taxation in the U.S. and various states. We record liabilities for income tax contingencies based on our best estimate of the underlying exposures. We have not been audited by any jurisdiction since our inception in 1998. We are open for audit by the U.S. Internal Revenue Service and U.S. state tax jurisdictions from our inception in 2003 to 2006.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34%) to income taxes as follows for the year ended December 31:

	2007	2006	2005
Income tax (benefit) expense at federal statutory rate	$4,043,000	$541,000	$(1,316,000)
Increase (decrease) resulting from:
State franchise tax expense (benefit), net of federal tax effect	1,403,000	92,000	(224,000)
Change in valuation allowance	5,299,000	(608,000)	(3,170,000)
Goodwill impairment	442,000	-	-
True up to 2006 tax return	(102,000)	-	-
Other, net	(2,999,000)	(25,000)	-
RiceX acquisition	-	-	4,710,000
	$0	$0	$0

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Commitments and Contingencies

Employment contracts

Minimum future payments for key employees as of December 31 are as follows:

2008	$978,000
2009	1,032,000
Total	$2,010,000

Generally, if we terminate these agreements without cause or the employee resigns with good reason, as defined, we will pay the employees’ salaries, bonuses, and benefits payable for the remainder of the term of the agreements.

Leases

We lease our office and laboratory space in Phoenix, AZ under a lease agreement with Transwestern that expires in March 2016 and requires monthly payments that range from $58,831 to $142,135 during the lease term. We also lease warehouse space in West Sacramento, California, which expires in October 2011 for $11,000 per month, and warehouse space in Lake Charles, LA, for $3,500 per month through 2013. Additionally, we have a number of operating leases for small office space in Burley, ID, and Freeport, TX, and office equipment at all of our locations.

Future minimum payments under these leases at December 31, 2007 were as follows:

Year Ending December 31,
2008	$1,289,000
2009	1,593,000
2010	1,622,000
2011	1,639,000
2012	1,581,000
2013	1,630,000
Total	$9,354,000

Rent expense was $1,079,000, $124,000 and $111,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Litigation

Faraday Financial, Inc.

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

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Commitments and Contingencies - (continued)

Langley Park Investments

NutraCea commenced a lawsuit on September 8, 2006 against Langley Park Investments, PLC, a United Kingdom Corporation (“Langley”) in the United States District Court for the Eastern District of California, Sacramento Division. The factual basis underlying that case involved a private-placement transaction in which NutraCea exchanged 7 million restricted shares of its common stock for 1,272,026 ordinary shares of Langley common stock (the “Langley Shares”), half of which were immediately saleable by NutraCea and half of which were placed in escrow subject to certain conditions. After the commencement of the litigation, the parties entered into a Pre-Settlement/Escrow Agreement, pursuant to which they agreed that the proceeds from Langley’s sale of certain NutraCea shares, totaling $2.5 million, would be deposited into an escrow account. The matter has now been settled. Pursuant to the settlement, NutraCea received $1.25 million in March 2007 from the $2.5 million held in escrow (Langley received the remainder), and NutraCea retained all of the Langley Shares. During the third quarter of 2007 Langley ceased trading and began the process of liquidating the investments. NutraCea has received cash of $127,000 from this liquidation.

In addition to the matters discussed above, from time to time we are involved in litigation incidental to the conduct of our business. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations.

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - The RiceX Acquisition

On October 4, 2005, NutraCea merged with RiceX. The shareholders of RiceX received 28,272,064 shares of NutraCea common stock in exchange for 100% of the shares of RiceX common stock, and NutraCea assumed the outstanding options and warrants to purchase 11,810,496 shares of RiceX common stock.

On October 4, 2005, certain investors purchased an aggregate of 7,850 shares of Series B Convertible Preferred Stock at a price of $1,000 per share. Additionally, the investors were issued warrants to purchase an aggregate of 7,850,000 shares of common stock at an exercise price of $0.70 per share. An advisor for the financing received a customary fee based on aggregate gross proceeds received from the investors and a warrant to purchase 1,099,000 shares of common stock at an exercise price per share of $0.50 per share.

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

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — The RiceX Acquisition - (continued)

Unaudited Pro Forma Condensed Combined Consolidated
Statement of Operations
Year Ended December 31, 2005

	HISTORICAL		PRO FORMA
Income Statement	NutraCea	RiceX	Adjustment		Combined
Revenues
Net sales	$4,569,000	$3,838,000	$(325,000	(a)	$8,082,000
Total Revenues	$4,569,000	$3,838,000	$(325,000)		$8,082,000
Cost of Goods Sold	$2,523,000	$1,533,000	$(325,000	(b)	$3,731,000
Gross Profit	$2,046,000	$2,305,000	$—		$4,351,000
Sales, General and Administrative	$2,853,019	$5,085,000	$(55,000	(c)	$7,883,019
Research and Development	$262,000	$267,000			$529,000
Stock Option and Warrant Expense	$1,511,000	$—			$1,511,000
Investor Relations	$-	$41,000			$41,000
Professional Fees	$109,000	$914,029			$1,023,029
Loss From Operations	$(2,689,019)	$(4,002,029)	$(55,000)		$(6,636,048)

Interest Income		$10,000	$—		$10,000
Interest Expense	$(878,000)				$(878,000)
Provision for income tax	$—	$(2,000)			$(2,000)
Total other income (expense)	$(878,000)	$8,000	$—		$(870,000)
Net Loss	$(3,567,019)	$(3,994,029)	$55,000		$(7,506,048)
Cumulative Preferred dividends	$—	$—	$—
Net Loss Available to Common Shareholders	$(3,567,019)	$(3,994,029)	$55,000		$(7,506,048)
Basic and Diluted Loss per share	$(0.10)		(0.01)		$(0.11)
Basic Shares Outstanding	38,830,015		28,272,064	(d)	67,102,079

(a)	Represents the elimination of intercompany sales

(b)	Represents the elimination of intercompany cost of sales

(c)	Represents the elimination of intercompany rent expense of sublease

(d)	Represents the net change in total combined common stock outstanding

Note 16 — Preferred and Common Stock

Convertible, Series B Preferred Stock

On October 4, 2005, certain investors purchased an aggregate of 7,850 shares of Series B Convertible Preferred Stock at a price of $1,000 per share pursuant to the Purchase Agreement. The preferred shares can be converted to shares of common stock at a conversion rate of 2,000 shares of common stock for each preferred share issued in the transaction. Additionally, pursuant to the Purchase Agreement, the investors were issued warrants to purchase an aggregate of 7,850,000 shares of common stock at an exercise price of $0.70 per share, valued at $7,690,000. The warrants have a term of five years and are immediately exercisable.

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Preferred and Common Stock - (continued)

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

During the year ended December 31, 2007, four Series B Shareholders converted 470 shares of preferred stock into 940,000 shares of our common stock. The preferred shares converted at a conversion rate of 2,000 shares of common stock for each preferred shares.

At December 31, 2007 there is no outstanding Series B preferred stock.

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

During the year ended December 31, 2007, seventeen Series C Shareholders converted 5,486 shares of preferred stock into 6,432,932 shares of our common stock. The preferred shares converted at a conversion rate of 1,176 shares of common stock for each preferred shares.

At December 31, 2007 there is no outstanding Series C preferred stock.

Common Stock

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Preferred and Common Stock - (continued)

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

During the year ended December 31, 2007 we:

Issued 20,000,000 shares of common stock to investors pursuant to the 2007 Preferred Private Placement, valued at $63,600,000:

Issued 17,500 shares of common stock to a past board member for past board service, valued at $56,350:

Issued 11,927,280 shares of common stock to 45 investors for the exercise of options or warrants:

Issued 1,512,218 shares of common stock to five employees for the exercise of options or warrants:

Cancelled 615,199 shares of common stock, returned to us by an investor in an exercise of options transaction:

Cancelled 84,889 shares of common stock which were returned to us because the holder did not complete certain performance criteria.

Note 17 — Stock Options and Warrants

Expense for stock options and warrants issued to consultants is calculated at fair value using the Black-Scholes valuation method.

On October 31, 2003, the Board of Directors approved and adopted the 2003 Stock Compensation Plan and authorized the President of the Company to execute a registration statement under the Securities Act of 1933 for 10,000,000 shares of common stock. As of December 31, 2007, 2006, and 2005, 9,966,208 shares of common stock and no options have been granted under the 2003 Stock Compensation Plan.

Our board of directors adopted our 2005 Equity Incentive Plan. or 2005 Plan, in May 2005 and our shareholders approved the 2005 Plan in September 2005. Under the terms of the 2005 Plan. we may grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services to us on such terms as are determined by the board of directors. A total of 10,000,000 shares of our common stock are reserved for issuance under the 2005 Plan. As of December 31, 2007, no shares were issued under the 2005 Plan. 210,000 shares underlie outstanding stock option granted pursuant to the 2005 Plan and 9,790,000 shares were available for future grants under the 2005 Plan. Our board of directors administers the 2005 Plan, determines vesting schedules on plan awards and may accelerate these schedules for award recipients. The 2005 Plan has a term of 10 years and stock options granted under the plan may not have terms in excess of 10 years. All options will terminate in their entirety to the extent not exercised on or prior to the date specified in the written notice unless an agreement governing any change of control provides otherwise.

The expense, if any, of stock options issued to employees is recognized over the shorter of the term of service or vesting period. The expense of stock options issued to consultants or other third parties are recognized over the term of service. In the event services are terminated early or no specific future performance is required by the Company, the entire amount is recognized.

During the year ended December 31, 2005, we:

Assumed 11,810,496 options and warrants with exercise prices between $0.15 and $1.66 per share relating to the acquisition of RiceX. The warrants expire at varying times between 9 months and 10 years;

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Stock Options and Warrants - (continued)

Issued 1,305,000 options and warrants to purchase common stock to ten consultants valued at $349,000. The warrants expire from three-five years, and have exercise prices between $0.30 and $1.275 per share;

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

Exercised 5,635,064 options and warrants for common stock for cash in the amount of $5,784,000; and

Issued 1,842,723 shares of common stock in exchange for 2,520,000 options and warrants for a cashless exercise:

Issued 297,108 shares of common stock in connection with our equine feed assets purchase, valued at $350,000;

Issued 5,635,064 shares of common stock for the exercise of options and warrants for cash in the amount of $5,784.000;

During the year ended December 31, 2007 we:

Issued 10,000,000 warrants to purchase common stock to twenty-three investors in conjunction with the February 2007 Preferred Private Placement. The warrants are immediately exercisable, have an exercise price of $3.25 and expire in five years.

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Stock Options and Warrants - (continued)

Issued 1,200,000 warrants to purchase common stock, for commissions to the underwriter relating to the February 2007 Preferred Private Placement. The warrants are immediately exercisable, have an exercise price of $3.25 and expire in five years.

Issued 210,000 options to purchase common stock to six Directors for yearly board service: The options vest monthly over a twelve month period, have an exercise price between $3.76 and $3.83, and expire in ten years.

Issued 1,039,000 options to purchase common stock to thirty-two employees, with vesting terms of up to three years that have exercise prices between $1.02 and $4.04 per share and expire ten years from the date of grant: One employee received 250,000 of these shares at an exercise price of $2.63 which expire in ten years.

Issued 1,815,000 warrants to purchase common stock to five consultants, with exercise prices between $2.38 and $5.25 per share, expiring from one to five years:.

Issued to thirty-nine investors a total of 10,754,598 shares of our common stock for the exercises of options and warrants for cash in the amount of $8,952,161 and the surrender of our common stock of 615,199 shares:.

Issued to three employees 960,747 shares of our common stock for the exercises of 960,747 options or warrants and cash of $288,224:

Issued to eight investors 1,172,682 shares of common stock in cashless exercises of 1,638,352 options or warrants:

Issued to three employees 551,471 shares of common stock in cashless exercises of 603,933 options or warrants:

Cancelled or expired 3,401,112 options or warrants, including 1,000,000 owned by an officer of the company which expired due to performance goals of the company not being met.

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

For options granted after January 1, 2006, and valued in accordance with FAS 123 ®, the Company expenses the fair value of the option on a straight-line basis over the vesting period for each separately vesting portion of the award. The Company estimates forfeitures and only recognizes expense for those shares expected to vest. Based upon historical evidence, the Company has determined that an expected forfeitures rate ranging from 5% to 10%. Assumptions used in the Black-Scholes model in accordance with FAS 123 ® for the years ended December 31, 2007 and 2006 and summarized in the table below.

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Stock Options and Warrants - (continued)

In the year ended December 31, 2005, the fair value of compensation expense relating to non-employees stock option grants was estimated on the date of the grant in accordance with FAS123, using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2007	2006	2005
Weighted average fair value of options granted	$3.43	$1.35	$.54
Risk-free interest rate (2005)	n/a	n/a	2.0%
Federal reserve treasury rates (2007 and 2006)	3.67-5.06%	3.83-5.08%	n/a
Expected life (years)	6.2	2-5	2-10
Expected volatility	67.9 - 80.5%	124-305%	112-166%
Expected dividends	0	0	0

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the Company’s recorded stock-based compensation expense could have been materially different from that previously reported in pro-forma disclosures. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.

A summary of option activity under our equity-based compensation plans as of December 31, 2007, and changes during the year then ended is presented below:

	Number of Options/Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	42,488,556	$0.76	4.86	$79,111,000
Granted	14,334,000	$3.43
Exercised	(13,957,629)	$0.86		29,642,000
Forfeited/Expired	(1,400,242)	$0.77
Outstanding at December 31, 2007	41,464,685	$1.65	4.57	$20,916,000
Exercisable at December 31, 2007	39,481,749	$1.55	4.36	$20,859,000

The weighted-average grant-date fair value of options granted during 2007 and 2006 was $3.43 and $1.35, respectively. The weighted-average grant-date fair value of options calculated in accordance with FAS 123 granted during 2005 was $0.54.

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $29,642,000, $6,329,380, and $575,364 respectively.

The total fair value of options vested during the years ended December 21, 2007, 2006, and 2005 was $2,950,000, $733,000, and $479,000, respectively.

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Stock Options and Warrants - (continued)

The Company’s stock options and warrants outstanding, exercisable, exercised and forfeited categorized as employees/directors and consultants/investors are as follows

	Employee and Directors		Consultants and Investors
Stock option and warrant transactions:	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price	Number of shares
Outstanding balance January 1, 2005	$0.34	8,289,700	$0.85	6,095,156
Granted	$0.31	2,200,000	$0.67	10,554,000
Expired or canceled	$-	-	$0.01	(135,004)
Exercised	$-	-	$0.12	(531,000)
Assumed	$0.36	8,047,765	$0.69	3,762,742
Outstanding balance December 31, 2005	$0.34	18,537,465	$0.75	19,745,894
Exercisable balance December 31, 2005	$0.35	16,837,465	$0.74	19,115,894

Outstanding balance January 1, 2006	$0.34	18,537,465	$0.75	19,745,894
Granted	$1.36	1,600,000	$1.35	11,629,411
Expired or canceled	$0.32	(693,244)	$0.54	(175,906)
Exercised	$-	-	$0.65	(8,155,064)
Outstanding balance December 31, 2006	$0.43	19,444,221	$1.03	23,044,335
Exercisable balance December 31, 2006	$0.35	17,589,504	$1.01	22,443,726

Outstanding balance January 1, 2007	$0.43	19,444,221	$1.03	23,044,335
Granted	$2.97	1,319,000	$3.47	13,015,000
Expired or canceled	$0.68	(1,160,302)	$1.40	(239,940)
Exercised	$0.36	(1,564,679)	$1.06	(12,392,950)
Outstanding balance December 31, 2007	$0.67	18,038,240	$2.38	23,426,445
Exercisable balance December 31, 2007	$0.55	16,628,752	$2.28	22,852,997

Cash received from warrant and stock options exercises for the years ended December 31, 2007, 2006, and 2005 was $9,241,000, $5,784,000, and $105,000, respectively.

There is no tax effect on the exercise of options in the statement of cash flows because the Company has a full valuation allowance against its deferred income tax assets.

Note 18 — Related Party Transactions

Year ended December 31, 2007

In November 2004, the Board of Directors resolved to purchase a new automobile valued at $73,000 for use by Patricia McPeak, the former Chief Executive Officer. Ms. McPeak waived a car allowance in exchange for use of the automobile. In the fourth quarter of 2007, this automobile was given to Ms. McPeak as part of her separation agreement. The company recorded a loss of $29,000 on this transaction which is included in our consolidated statements of operations.

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Related Party Transactions - (continued)

In November 2007, we reached an agreement with our former Chief Executive Officer, Ms. NutraCea, and paid her $1,000,000 in severance. She in turn, surrendered all rights to any previous patents issued during her tenure with RiceX and Nutracea. She also granted us the right of first refusal for the benefit of future patent filings for ten years.

In February 2007, we issued to one non-employee director an option to purchase 35,000 shares. The option expires in ten years, has an exercise price of $3.76 per share and vests evenly over twelve months.

In February 2007, we issued to one executive officer an option to purchase 250,000 shares. The option expires in ten years, has an exercise price of $2.63 per share and vests evenly over a 36 months.

In May 2007, we issued to one non-employee director an option to purchase 35,000 shares of our common stock. The options expire in ten years, have an exercise price of $3.76 per share and vest evenly over twelve months.

In June 2007, we issued to each of our five non-employee directors options to purchase 35,000 shares of our common stock (totaling 175,000 options). The options expire in ten years, have an exercise price of $3.83 per share and vest evenly over twelve months.

Year ended December 31, 2006:

In February 2006, we issued a warrant to purchase 100,000 shares of common stock to a member of our Board of Directors for services rendered outside of his directors duties. The warrant expires in five years, has an exercise price of $1.00 per share, and was charged to stock, stock option and warrant expense in the amount of $100,000.

In May 2006, we issued to each of our six non-employee directors an option to purchase 35,000 shares (totaling 210,000 option shares). The options expire in ten years, have an exercise price of $1.14 per share and vest evenly over twelve months

In May 2006, we issued 381,996 shares of common stock to a customer in an asset purchase agreement related to their trademarks associated with the equine market valued at $450,000.

In December 2006, we issued 75,000 warrant shares of common stock to a member of our limited liability company, contingent upon certain performance. A portion of these warrants were deemed to be probable of vesting. The value of the 25,000 probable vesting warrant shares was $16,000 and had an exercise price of $2.38. They will expire in December of 2009.

Year ended December 31, 2005:

In the first quarter of 2005, 70,000 shares of common stock, valued at $30,000, were issued to two directors.

Outside compensation of former Chief Executive Officer:

In April 2005, a direct response marketing company agreed to compensate our former Chief Executive Officer, Patricia McPeak, whereby she will receive a royalty per unit sold resulting from infomercials that will demonstrate specific products of ours. Pursuant to this agreement, Ms. McPeak should have earned approximately $311,000, $1,176,000 and $270,000 in 2007, 2006 and 2005, respectively from this direct marketing company. The agreement provides for royalty payments to be made for two years by the direct response marketing company and is not an obligation of ours.

Vital Living, Inc.:

In conjunction with our purchase of certain securities of VLI (Note 10), we consolidated VLI financial results for the period April 20, 2007 to December 31, 2007 into our financial results for the year ending December 31, 2007. Also during the three months ended June 30, 2007, we entered into a business relationship with a new customer that is also the principle customer of VLI. The CEO of VLI is also a principal partner with this new customer. During the twelve months ended December 31, 2007, we recorded sales of $2,461,000 to this new customer. At December 31, 2007 we had $1,465,000 due from this customer included in our accounts receivable of $5,345,000. The entire amount is past due at December 31, 2007 and we have recorded an allowance for doubtful accounts of $1,378,000 against this receivable. We have agreed upon a payment plan and received $65,000 in payments in February 2008 and continued to make sales on a cash basis. We believe the receivable is ultimately collectable.

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Related Party Transactions - (continued)

Also included in the summary financial statements of VLI, which is included in our consolidated balance sheet at December 31, 2007, is $557,000 of accounts receivable, which includes $539,000 due from VLI’s principle customer. During the year ended December 31, 2007 the CEO of VLI has advanced VLI $407,000 of short-term, non-interest bearing loans which are included in the accrued liabilities of VLI on our consolidated balance sheet. Because the CEO of VLI is also a principle member of VLI’s major customer, and because under the terms of the pending asset purchase agreement we will not be acquiring the receivables or any liabilities of VLI, we have offset the $407,000 due to the officer of VLI against the $539,000 of receivables due from the customer on our financial statements.

Note 19 — 401(K) Profit Sharing Plan

At the time of the merger with RiceX, we adopted RiceX’s 401(k) profit sharing plan (the “Plan”) for the exclusive benefit of eligible employees and their beneficiaries. Substantially all employees are eligible to participate in the Plan. Safe harbor contributions to the Plan are a mandatory 3% of the qualified employees’ gross salary, whether or not the employee is a participant in the Plan. Also, in addition to any safe harbor contributions, the Company may contribute to the Plan matching contributions, discretionary profit sharing contributions and Qualified Non-Elective Contributions. For 2007, 2006 and 2005, we made matching contributions of $113,000, $69,000, and $41,000, respectively.

Note 20 — Subsequent Events

Medan, LLC.

On January 24, 2008, NutraCea, through a newly formed wholly-owned subsidiary, Medan, LLC, a Delaware limited liability company (“Medan”), entered into a Stock Purchase Agreement (“Purchase Agreement”) with Fortune Finance Overseas Ltd., a British Virgin Islands company (“FFOL”). Pursuant to the Purchase Agreement, Medan will purchase 9,700 shares of capital stock of PT Panganmas Inti Nusantara, an Indonesian Company (“PIN”), from FFOL for $8,175,000 upon approval of PIN’s Foreign Investment Application. In addition, following the closing, Medan will purchase an additional 3,050 shares from PIN for $2,500,000. Upon completion of these transactions, Medan will own 51% of the capital stock of PIN and FFOL will own 49%. Medan and FFOL will enter a voting agreement where each party will vote all of their shares in a manner that PIN’s Board of Directors and Board of Commissioners shall consist of an even number of persons designated by each party. NutraCea entered into this Purchase Agreement to construct and operate a full scale, wheat bran stabilization facility in the Republic of Indonesia.

Concurrently with the Purchase Agreement, NutraCea entered into a Wheat Bran Stabilization Equipment Lease (“Lease”) with PIN. Pursuant to the Lease, NutraCea will lease to PIN wheat stabilization equipment developed by NutraCea for use at PIN’s facility. The term of the lease will be for 15 years with an automatic extension of 5 years if the facility is fully operational and the equipment is still being used in the operations of the facility. The lease amount payable by PIN will be the actual cost incurred for manufacturing and installing the equipment at the facility.

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 — Subsequent events - (continued)

In a separate transaction, on January 24, 2008, NutraCea and Pacific Advisors Holdings Limited (“PAHL”), a British Virgin Islands company and affiliate of FFOL, amended certain terms of the Operating Agreement (“Amendment”) of Grain Enhancement, LLC, a Delaware limited liability company (“Joint Entity”). The Joint Entity was formed on June 22, 2007 by NutraCea and PAHL to construct and operate multiple rice bran stabilization facilities in the Republic of Indonesia, Vietnam, Malaysia, Singapore and Thailand and was granted an exclusive license and distribution rights for the sale of NutraCea’s stabilized rice bran (“SRB”) and other products throughout these countries, and Australia and New Zealand (the “Territory”). Pursuant to the Amendment, the timing of mandatory capital contributions of the members was changed from an agreed upon schedule to a determination by the Finance Committee on an as needed basis. In addition, PAHL will no longer receive a monthly management fee.

Concurrently with the Amendment, NutraCea and PAHL amended the terms of the License and Distribution Agreement dated June 22, 2007. In that agreement, NutraCea granted PAHL a perpetual and exclusive license and distribution rights for the production and sale of SRB and SRB derivative products in the Territory (the “License”). PAHL agreed not to distribute or market any items competitive with NutraCea’s SRB and SRB derivative products outside of the Territory. In exchange for the License, PAHL agreed to pay NutraCea a fee in the amount of $5,000,000 (U.S.) on five year payment terms, together with interest. The parties have agreed to amend the payment terms. PAHL now agrees to pay NutraCea the license fee of $5,000,000 by March 31, 2008. In consideration for this payment, NutraCea agrees to waive all accrued interest owed by PAHL ($118,000 at December 31, 2007).

Also concurrently with the Amendment, NutraCea has agreed to issue to PAHL a new warrant for the purchase of 1,000,000 shares of NutraCea common stock at an exercise price of $2.50 per share (“Warrant”), and PAHL has agreed to cancel the existing warrant currently held by PAHL for the purchase of 1,500,000 shares at an exercise price of $5.25. NutraCea has agreed to register the shares underlying the Warrant subject to certain cutback restrictions set forth in the Warrant. The Warrant shall vest and become exercisable in full upon the Joint Entity depending on certain conditions agreed to upon the parties.

Irgovel:

On January 31, 2008, NutraCea entered into a Quotas Purchase and Sale Agreement (“Purchase Agreement”) with the Quota Holders (“Sellers”) of Irgovel - Industria Riograndens De Oleos Vegetais Ltda., a limited liability company organized under the laws of the Federative Republic of Brazil (“Irgovel”). Irgovel, located in Brazil, owns and operates a rice bran oil processing facility in South America.

In February 2008, we completed the purchase of Irgovel paying $14,080,000 for 100% of the company. Additionally, we agreed to fund as necessary up to $5,300,000 to pay deferred taxes due to the Brazilian government. These deferred taxes are payable over a period of 10 years.

Purchase commitments:

In January 2008 we signed a letter of intent to purchase a building in Phoenix for our planned SRB stage II processing facility for $8,250,000. We expect to close escrow in March 2008. Additionally, we estimate our costs to equip the facility for the production of our products to be $5,000,000. We plan for the facility to be operational in the fourth quarter of 2008.

In March 2008, we entered an agreement to purchase a customer list from a supplier for $3,000,000. We expect to finalize that purchase in the second quarter of 2008.

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 — Subsequent events - (continued)

Options and Warrants Issued

In January 2008, we issued options to purchase 1,650,000 shares to five (5) Executive Officers of the Company, with an exercise price of $1.49, vesting contingent upon the certain performances of the company, all expire in five.

In January 2008, we issued options to purchase 600,000 shares to six outside Directors with an exercise price of $1.49 per share, vesting monthly over a twelve month period, all expire in five years.

In January 2008, we issued warrants to purchase 100,000 shares to one consultant with an exercise price of $1.21 per share, vesting over a five year period, and expire in eight years.

In January 2008, we issued warrants to purchase 1,000,000 shares to one consultant with an exercise price of $2.50 per share, vesting is contingent upon certain performances, expire in three years.

In February 2008, we issued a warrant to purchase 100,000 shares to one consultant with an exercise price of $1.45 per share, vesting over a six month period once certain performance contingencies are met, and expire in three years.

In January and February 2008, we issued options to purchase 135,000 shares to four employees with exercise prices from $1.26 to $1.47 per share, vesting over three years, and expire in five years.,

Options and Warrants Exercised

In January and February 2008, we issued 1,096,316 shares of common stock to eleven investors in an exercise of options or warrants for cash in the amount of $623,821.

In January, we issued 165,080 shares of common stock to two investors in cashless exercises of 231,322 options or warrants.

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 — Quarterly Financial Data (Unaudited)

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,997,000	$12,996,000	$1,520,000	$5,648,000
Operating (loss) income	(2,009,000)	1,770,000	(5,593,000)	(9,298,000)
Net (loss) income	(247,000)	2,002,000	(4,784,000)	(8,882,000)
Basic net income (loss) per common share	0.00	0.01	(0.03)	(0.07)
Diluted net income (loss) per common share	0.00	0.01	(0.03)	(0.07)

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$3,782,000	$4,166,000	$4,946,000	$5,196,000
Operating (loss) income	(254,000)	290,000	460,000	556,000
Net (loss) income	(233,000)	399,000	641,000	778,000
Basic net income (loss) per common share	0.00	0.01	0.01	0.00
Diluted net income (loss) per common share	0.00	0.01	0.01	0.00

NUTRACEA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 — Geographic Operations

For purposes of geographic reporting, revenues are attributed to the geographic location of the sales organization. The following table presents net revenues and long-lived assets by geographic area:

Fiscal Year Ended December 31,	2007	2006	2005
Net revenue from customers:
United States	$21,209,000	$17,748,000	$5,564,000
International	952,000	342,000	-
Total revenues	$22,161,000	$18,090,000	$5,564,000
Property, plant and equipment, net:
United States	$19,328,000	$8,961,000	$5,493,000
Other countries	-	-	-
Total property, plant and equipment	$19,328,000	$8,961,000	$5,493,000

The accompanying notes are an integral part of these financials