Form 10-Q
period 2008-03-31
NUTRACEA
filed 2008-05-12
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 0-32565

NUTRACEA
(Exact Name of Registrant as Specified in its Charter)

California	87-0673375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5090 North 40th St., Suite 400 Phoenix, AZ	85018 (Zip Code)
(Address of Principal Executive Offices)

Issuer’s telephone number, including area code: (602) 522-3000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer:, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange.

Large accelerated filer  ☐  Accelerated filer ☒

Non-accelerated filer ☐ (do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 167,693,724 as of May 2, 2008.

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

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. The forward-looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those projected in such forward-looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this Current Report on Form 10-Q and in our annual Report on Form 10-K for the year ended December 31, 2007. We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this quarterly report.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$5,816,000	$41,298,000
Restricted cash	5,281,000	758,000
Trade accounts receivable, net of allowance for doubtful accounts of $3,168,000 and $2,999,000, respectively	3,066,000	2,346,000
Inventories	3,831,000	1,808,000
Notes receivable, current portion, net of allowance for doubtful notes receivable of $543,000 and $250,000, respectively	7,145,000	2,936,000
Deposits and other current assets	2,480,000	2,545,000

Total current assets	27,619,000	51,691,000

Restricted cash	1,791,000	1,791,000
Notes receivable, net of current portion	44,000	5,039,000
Property and equipment, net	38,939,000	19,328,000
Investment in joint venture	9,348,000	1,191,000
Patents and trademarks, net of accumulated amortization	5,534,000	5,743,000
Other non-current	50,000	-
Goodwill	52,765,000	39,510,000

Total assets	$136,090,000	$124,293,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,646,000	$7,506,000
Deferred revenue	291,000	90,000
Note payable, current portion	4,424,000	23,000

Total current liabilities	18,361,000	7,619,000

Long-term liabilities:
Long-term liabilities	6,278,000	-
Notes payable, net of current portion	71,000	77,000
Total liabilities	24,710,000	7,696,000

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 350,000,000 shares authorized, 145,525,000 and 144,108,000 shares issued and outstanding	179,237,000	177,813,000
Accumulated deficit	(67,968,000)	(61,216,000)
Foreign currency cumulative translation gain	111,000	-
Total shareholders’ equity	111,380,000	116,597,000

Total liabilities and shareholders’ equity	$136,090,000	$124,293,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarters ended
	March 31, 2008	March 31, 2007
Revenues
Net product sales	$5,084,000	$1,987,000
Royalty	27,000	10,000
Total revenue	5,111,000	1,997,000

Cost of goods sold	4,279,000	1,113,000
Product warranty cost	515,000	-
Total cost of sales	4,794,000	1,113,000

Gross Margin	317,000	884,000

Operating expenses
Research and development expenses	264,000	121,000
Selling, general and administrative expenses	5,178,000	2,293,000
Professional fees	1,958,000	459,000
Total operating expenses	7,400,000	2,873,000

Loss from operations	(7,083,000)	(1,989,000)

Other income (expense)
Interest and other income	260,000	512,000
Interest expense	(120,000)	-
Other income	245,000	-
Equity (loss) in joint venture	(17,000)	-
Gain on settlement	-	1,250,000
Net loss before taxes	(6,715,000)	(227,000)

Provision for income taxes	(37,000)	(20,000)

Net loss	$(6,752,000)	$(247,000)

Basic and diluted earnings per share:
Basic loss per share	$(0.05)	$(0.00)

Weighted average basic number of shares outstanding	144,779,000	111,959,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Quarters ended
	March 31, 2008	March 31, 2007

Net loss	$(6,752,000)	$(247,000)

Other comprehensive income:
Cumulative Foreign currency translation gain	111,000	-

Net comprehensive loss	$(6,641,000)	$(247,000)

The accompanying notes are an integral part of these consolidated condensed financial statements.

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(6,752,000)	$(247,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	728,000	278,000
Provision for doubtful notes receivable	293,000	-
Provision for doubtful accounts receivable	75,000	-
Stock-based compensation	800,000	438,000
Loss on equity investment	17,000	-

Net changes in operating assets and liabilities (net of effects of Irgovel acquisition and Vital Living, Inc. consolidation):
Trade accounts receivable	447,000	363,000
Inventories	(1,044,000)	(547,000)
Other current assets	675,000	(678,000)
Accounts payable and accrued liabilities	3,624,000	(1,379,000)
Recognition of deferred income	201,000	(69,000)
Other non-current liabilities	123,000	-
Net cash used in operating activities	(813,000)	(1,841,000)

Cash flows from investing activities:
Restricted cash	(4,523,000)	-
Proceeds from payments of notes receivable	677,000	625,000
Issuance of notes receivable	(182,000)	(309,000)
Investment in Irgovel (net of cash acquired with purchase)	(14,970,000)	-
Purchases of property and equipment	(8,128,000)	(2,356,000)
Investment in joint venture	(8,175,000)	-
Purchases of other intangible assets	(96,000)	(24,000)
Net cash used in investing activities	(35,397,000)	(2,064,000)

Cash flows from financing activities:
Proceeds from private placement financing, net of expenses	-	46,877,000
Proceeds from exercise of common stock options	685,000	3,930,000
Registration costs	(61,000)	-
Payments on notes payable	(7,000)	--
Net cash provided by financing activities	617,000	50,807,000

Effect of foreign currency	111,000	-
Net (decrease) increase in cash	(35,482,000)	46,902,000

Cash, beginning of period	41,298,000	14,867,000
Cash, end of period	$5,816,000	$61,769,000

Supplemental disclosures:
Cash paid for interest	$120,000	$-
Cash paid for income taxes	$37,000	$-
Non-cash disclosures of investing and financing activities:
Issuance of note payable for acquisition of building	$4,400,000	$-
Accounts receivable converted to note receivable	$-	$3,516,000
Conversion of preferred stock to common stock	$-	$5,488,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

NUTRACEA AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements of NutraCea have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in NutraCea’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for 2007 as reported in the 10-K have been omitted.

The unaudited condensed consolidated financial statements include the accounts of NutraCea and our wholly-owned subsidiaries as well as a variable interest entity, Vital Living, Inc., for which we are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”), Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” or FIN 46R. We have a 90% interest in NutraCea-Cura LLC, which is also consolidated under FIN 46R. In February 2007, we acquired 100% ownership of Irgovel, which operates a rice-bran oil manufacturing facility in Pelotas, Brazil (see Note 10). All inter-company accounts and transactions have been eliminated.

We operate in two business segments (see Note 14); Nutracea, which manufactures and distributes nutritional supplements primarily derived from Stabilized Rice Bran (“SRB”), and Irgovel, our rice-bran oil manufacturing subsidiary in Pelotas, Brazil.

Foreign currencies

The functional currency for the Company’s wholly owned subsidiary, Irgovel is the Brazilian Real (R$). Accordingly, balance sheet accounts of these subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rates in effect during the period. The gains and losses from foreign currency translation of the financial statements of these subsidiaries are reported as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss).”

2. STOCK-BASED COMPENSATION

On January 1, 2006, NutraCea adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. NutraCea adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the three months ended March 31, 2008 and 2007 reflect the impact of adopting SFAS 123(R).

For all agreements where stock is awarded as partial or full consideration, the expense is valued at the fair value of the stock. Expenses for stock options and warrants issued to consultants and employees are calculated based upon fair value using the Black-Scholes valuation method.

Stock-based compensation expenses consisted of the following for the three months ended March 31:

	2008	2007

Consultants	$397,000	$85,000
Directors	197,000	47,000
Employees	423,000	251,000
Research and development	33,000	-
To directors and former director for services Outside of directors duties	-	55,000

Total stock-based compensation expense	$1,050,000	$438,000

The Company used the following weighted average assumptions to estimate the fair value of options and warrants granted for the three months ended March 31, 2008 and 2007:

	2008	2007

Risk-free interest rate	3.15%	4.79%
Expected volatility	84.1%	69.6%
Expected term (years)	2.6	3.3
Resulting average fair value	$0.60	$2.50

The Company’s unrecognized compensation expense, before income tax and adjusted for estimated forfeitures, related to outstanding unvested stock-based awards as of March 31, 2008 was approximately as follows:

	Weighted average Remaining Expense Life (years)	Unrecognized Expense
Options and warrants	4.24	$6,461,000

3. MARKETABLE SECURITIES

On September 8, 2004, NutraCea purchased 1,272,026 shares of Langley Park Investment Trust, PLC (“Langley”), a United Kingdom closed-end mutual fund that is actively traded on a London exchange. Per the Stock Purchase Agreement, NutraCea paid with 7,000,000 shares of its own common stock. On September 8, 2006, NutraCea commenced a lawsuit against Langley in the United States District Court for the Eastern District of California, Sacramento Division regarding this transaction. The matter was settled on March 27, 2007. Pursuant to the settlement, NutraCea received $1,250,000 from Langley in March. The $1,250,000 settlement is included in the statement of operations as other income in the three months ended March 31, 2007. During the third quarter of 2007 Langley ceased trading and began the process of liquidating the investments. NutraCea has received cash of $127,000 from this liquidation. The realizable value of the balance of the funds is uncertain and as a result we have recorded the fair market value of Langley as $0 at December 31, 2007.

4. INVENTORY

Inventories are composed of the following;

	March 31,	December 31,
	2008	2007

Finished goods	$1,972,000	$1,396,000
Work in process	399,000	-
Raw materials	1,008,000	184,000
Packaging supplies	452,000	228,000
	$3,831,000	$1,808,000

5.  NOTES RECEIVABLE

At March 31, 2008, we held eleven secured promissory notes payable to the Company with aggregate outstanding amounts under these notes of $7,189,000 (net of allowance for doubtful notes receivable of $543,000), $7,145,000 is reported as current and $44,000 as long-term. These secured promissory notes bear interest at annual rates ranging from 5% to 10% with the principal and all accrued interest due and payable to us at dates ranging from July 2007 to October 2012.

During the three months ended March 31, 2008 we loaned a total of $182,000 to certain strategic customers, which loans were evidenced by promissory notes, and received payments totaling $677,000 on existing promissory notes. During the three months ended March 31, 2008 and 2007 we also accrued interest income of $106,000 and $139,000, respectively, and received cash payments of $31,000 and $115,000 for accrued interest, respectively.

In April 2007, we converted $365,000 of a customers’ accounts receivable to a note receivable, combining it with an existing note from that customer for a total note receivable of $500,000, bearing interest at 10% and due in October 2007. This note was past due as of December 31, 2007. We recorded an allowance for doubtful notes of $250,000 against this receivable for the year ended December 31, 2007. In March, 2008 we re-negotiated the settlement terms and extended the due date to April 2008, received payment of the penalty interest due of $10,000 on this note and added the remaining accrued interest due on the note to the balance due creating a total note receivable of $542,000. As of May 2, 2008 this note remains unpaid therefore we have recorded an additional allowance for doubtful accounts of $293,000 against this note in the first quarter of 2008 (see Note 9).

During the second quarter of 2007, we granted to Pacific Holdings Advisors Limited (“PAHL”) certain rights under a license to use and distribute SRB. PAHL paid a one-time fee of $5,000,000 for these rights by issuing to NutraCea an interest bearing promissory note due over five year terms. In January 2008, the payment terms of the promissory note were amended to allow for the forgiveness of accrued interest on the note if the full principal was paid by March 31, 2008. We received the $5,000,000 payment on April 1, 2008, however, as the payment was in transit on that date the company agreed to honor the forgiveness of interest due thru March 31, 2008 of approximately $175,000. As of March 31, 2008 we reduced interest receivable and interest income by $175,000.

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31,	December 31,
	2008	2007

Land	$237,000	$15,000
Furniture and fixtures	2,425,000	2,405,000
Vehicles	32,000	-
Software	410,000	402,000
Leasehold improvements	1,027,000	700,000
Property, plant and equipment	22,272,000	14,243,000
Construction in progress	15,786,000	4,347,000
Total property, plant, and equipment	42,189,000	22,112,000

Less accumulated depreciation	(3,250,000)	(2,784,000)
Total property, plant, and equipment, net	$38,939,000	$19,328,000

Depreciation expense for the three months ended March 31, 2008 and 2007 was $519,000 and $178,000, respectively.

7. OTHER INTANGIBLE ASSETS

Other intangibles consisted of the following at:

	March 31,	December 31,
	2008	2007

Patents	$2,657,000	$2,657,000
Copyrights and trademarks	3,288,000	3,288,000
Non-compete agreements	650,000	650,000
License and supply agreement	220,000	220,000
Subtotal of other intangible assets	6,815,000	6,815,000
Less accumulated amortization	(1,281,000)	(1,072,000)
Total other intangible assets, net	$5,534,000	$5,743,000

Amortization expense for the three months ended March 31, 2008 and 2007 was $209,000 and $100,000, respectively.

8. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during all periods presented.  Options and warrants are excluded from the basic loss per share calculation and may be considered in calculating the diluted (loss) earnings per share.

The dilutive effect of outstanding options, warrants is calculated using the treasury stock method and the dilutive effect of the convertible series B preferred stock, and convertible series C preferred stock is calculated using the as-if converted method.

As of March 31, 2008, and 2007, options and warrants to purchase approximately 41,552,000 and 51,444,000 shares of our common stock were outstanding, respectively. These are excluded from the calculation of diluted loss per share at March 31, 2008 and 2007 because their inclusion would have been anti-dilutive.

Components of basic and diluted loss per share were as follows:

	Three Months Ended March 31,
	2008	2007

Net loss	$(6,752,000) $	(247,000)

Weighted average outstanding shares of common stock	144,779,000	111,959,000
Loss per share:
Basic and diluted loss per share	$(0.05)	0.00

At March 31, 2008, and 2007, the number of “in-the-money” options and warrants outstanding was 19,834,000 and 39,182,000, respectively. The weighted average exercise price of “in-the-money” anti-dilutive options and warrants for the three months ended March 31, 2008 and 2007 were $0.45 and $0.70, respectively.

9. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable and notes receivable for sales to major customers. We perform credit evaluations on our customers’ financial condition and generally do not require collateral on accounts receivable.

Accounts receivable

We maintain an allowance for doubtful accounts on our receivables based upon expected collection of all accounts receivable. A summary of the activity in the allowance for doubtful accounts for the three months ended March 31, 2008 and 2007 follows:

	Three Months Ended March 31,
	2008	2007

Balance, beginning of period	$2,999,000	$20,000
Irgovel acquisition	94,000	-
Adjusted beginning balance	3,093,000	20,000

Provision for allowance for doubtful accounts charged to operations	96,000	-
Losses charged against allowance	(21,000)	-

Balance, end of period	$3,168,000	$20,000

During the three months ended March 31, 2008 and 2007 we recorded an allowance for doubtful accounts receivable of $75,000 and $0, respectively. Our bad debt expense for the three months ended March 31, 2008 and 2007 was $96,000 (consisting of the $75,000 provision and $21,000 of specific write-offs) and $0, respectively.

For the three months ended March 31, 2008, two customers accounted for a total of 16% of sales: 12%, and 4% respectively. No other customer was responsible for more than 4% of total sales.

As of March 31, 2008 two customers accounted for 51%, or $3,041,000, of our trade accounts receivable. Our reserve for doubtful accounts receivable above of $3,168,000 includes a 100% reserve against the amounts due from both of those customers.

For the three months ended March 31, 2007, two customers accounted for a total of 73% of sales: 64%, and 9% respectively.

Notes receivable

We maintain an allowance for doubtful accounts on our notes receivables based upon expected collection of all notes receivable. A summary of the activity in the allowance for doubtful accounts for the three months ended March 31, 2008 and 2007 follows:

	Three Months Ended
	March 31,
	2008	2007

Balance, beginning of period	$250,000	$-

Provision for doubtful notes receivable charged to operations	293,000	-

Balance, end of period	$543,000	$-

During the three months ended March 31, 2008 and 2007 we recorded a provision for doubtful notes receivable of $293,000 and $0, respectively.

10. ACQUISITIONS AND JOINT VENTURES

Irgovel

On January 31, 2008, NutraCea entered into a Quotas (share) Purchase and Sale Agreement (“Purchase Agreement”) with the Quota Holders (“Sellers”) of Irgovel - Industria Riograndens De Oleos Vegetais Ltda., a limited liability company organized under the laws of the Federative Republic of Brazil (“Irgovel”). Irgovel, located in Brazil, owns and operates a rice bran oil processing facility in Pelotas, Brazil, South America.

In February 2008, we completed the purchase of Irgovel paying $15,049,000 for 100% of the company. The total consideration of $15,049,000 includes approximately $50,000 in legal fees which we incurred and added to the purchase price and a $649,000 hold-back provision which is due to the sellers in June 2008. Additionally, we agreed to fund as necessary up to $5,300,000 to pay deferred taxes due to the Brazilian government. These deferred taxes are included in the liabilities on Irgovel’s financial statements and are payable over periods up to 10 years.

The following table summarized the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of property, plant, and equipment and certain intangible assets; the allocation of the purchase price is subject to refinement:

Cash	$79,000
Accounts receivable	1,242,000
Inventory	979,000
Other current assets	635,000
Property and equipment	7,605,000
Other non-current assets	23,000
Goodwill	13,158,000
Total Assets	23,721,000

Accounts payable and accrued liabilities	2,516,000
Other non-current liabilities	6,156,000

Net assets acquired	$15,049,000

Medan, LLC

On January 24, 2008, NutraCea, through a newly formed wholly-owned subsidiary, Medan, LLC, a Delaware limited liability company (“Medan”), entered into a Stock Purchase Agreement (“Purchase Agreement”) with Fortune Finance Overseas Ltd., a British Virgin Islands company (“FFOL”). Pursuant to the Purchase Agreement, on March 28, 2008, Medan purchased 9,700 shares of capital stock of PT Panganmas Inti Nusantara, an Indonesian Company (“PIN”), from FFOL for $8,175,000 after approval of PIN’s Foreign Investment Application. In addition, Medan will purchase an additional 3,050 shares from PIN for $2,500,000 after certain government approvals are obtained. Upon completion of these transactions, Medan will own 51% of the capital stock of PIN and FFOL will own 49%. PIN owns land and has obtained the permits necessary to construct a wheat facility in Kuala Tnajung, Medan, North Sumatra, Indonesia. A principle shareholder of FFOL, Agus Irawn is also a former director of PIN and a principle officer and shareholder of PAHL.

Medan and FFOL will enter a voting agreement where each party will vote all of their shares in a manner so that PIN’s Board of Directors and Board of Commissioners shall consist of an even number of persons designated each by Medan and FFOL. NutraCea entered into this Purchase Agreement to construct and operate a full scale, wheat bran stabilization facility in the Republic of Indonesia. The purchase agreement includes a provision for Theorem Capital Partners to earn a $500,000 commission upon the completion of the transaction. The $500,000 is payable immediately upon completion of the transaction which is considered to be reasonably assured and is expected to occur in the second quarter of 2008. We have accrued the charge for this broker fee in our statement of operations for the three months ended March 31, 2008. Additionally, upon completion of the transaction Theorem will earn an option to purchase 500,000 shares of our common stock at an exercise price of $1.50, which expires in five years. The estimated fair value of this option is $250,000 as of March 31, 2008 and we have accrued this charge in our statement of operations for the quarter ended March 31, 2008.

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

Our investment in PIN is accounted for under the equity method of accounting. At March 31, 2008 the value of our investment was $8,175,000.

Rice Science LLC

In December 2007 we formed Rice Science, LLC (“RS”), a Delaware LLC with Herbal Science Singapore PTe. Ltd. (“HS”), a Singapore corporation. We formed this LLC with HS to acquire from Herbal Science certain Isolates License Rights and to commercialize and sell the SRB Isolates. NutraCea and HS have an 80% and 20% interest in the operating results, respectively, but HS has no interest in the initial capital contributions.

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

NutraCea holds an 80% interest in RS and therefore will account for the investment as a consolidated subsidiary. As of March 31, 2008 the LLC had no sales, operations or expenses. Summary financial information for RS as of March 31, 2008 is as follows:

Assets
Cash	$1,200,000
Liabilities and Equity
Members equity - NutraCea, Inc.	1,200,000
Total liabilities and equity	$1,200,000

Grainnovation, Inc.

In April 2007, we acquired 100% of the outstanding stock of Grainnovation, Inc. (“GI”) a privately held company that had equipment for pelletizing horse feed for equine customers of strategic value to NutraCea, and certain assets used in GI’s business for a total of $2,150,000, of which $1,605,000 of the purchase price was paid at closing, with the balance held in third-party escrow. In November, 2007, the second installment of $235,000 due was distributed and in April 2008 the last and final installment of $310,000 was distributed to the sellers from the third-party escrow as agreed.

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

Under the agreement, NutraCea and PAHL will contribute up to $5,000,000 each to GE to fund the operations, of which $1,500,000 each was due on June 30, 2007. Both members made their initial contribution in July 2007. Additionally, $2,000,000 each was to be contributed no later than October 2007, and the remaining $1,500,000 from each member was due no later than August 2008. Only the initial capital contribution of $1,500,000 from each member has been made. On January 24, 2008, NutraCea and PAHL amended certain terms of the Operating Agreement. Pursuant to the modified agreement, the timing of mandatory capital contributions of the members was changed from the agreed upon schedule to a determination by GE’s finance committee on an as-needed basis. In addition, PAHL will no longer receive a monthly management fee.

Theorem was paid $750,000 and $500,000 by NutraCea and GE, respectively, for services relating to the formation of the joint venture. Our portion of Grain Enhancements net loss for the three months ended March 31, 2008 was $17,000.

Our investment in Grain Enhancements is accounted for under the equity method of accounting. At March 31, 2008 the value of our investment was $1,173,000.

Summary financial information of Grain Enhancements, LLC at March 31, 2008 is:

Assets
Cash	$2,366,000
Liabilities and equity
Accounts payable and accrued liabilities	$20,000
Members equity	3,000,000
Accumulated deficit	(654,000)
Total equity	2,346,000
Total liabilities and equity	$2,366,000

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

Completion of the transaction is subject to a variety of customary closing conditions, including, among other things, approval of the transaction by the stockholders of Vital Living at a special meeting of stockholders of Vital Living and the absence of a material adverse effect on the assets between the date of the agreement and the closing date.  NutraCea anticipates that Vital Living will prepare and file with the SEC a proxy statement relating to the transaction.  NutraCea expects that the transaction will close in the third quarter of 2008, although the actual timing of the closing will depend on many factors including preparation of the proxy statement and the SEC’s review of the proxy statement, and the closing may occur later than the second quarter of 2008.

The Purchase Agreement contains customary representations and warranties of the parties, covenants, closing conditions, and certain termination rights for both NutraCea and Vital Living, and further provides that, upon termination of the Purchase Agreement under specified circumstances, Vital Living may be required to pay NutraCea a termination fee.

Our accounting for the purchase of these securities of VLI qualifies as a Variable Interest Entity (“VIE”) in accordance with FIN 46R. As the primary beneficiary, we have consolidated VLI into the Financial Statements.

The purchase price allocated to the assets and liabilities in April 2007 is as follows:

Assets
Cash	$83,000
Accounts receivable	1,017,000
Inventory	30,000
Property and equipment	15,000
Other assets	15,000
Goodwill	6,278,000
Total Assets	7,438,000
Liabilities
Accounts payable	737,000
Accrued liabilities	725,000
Notes payable	750,000
Total Liabilities	2,212,000
Net assets acquired	$5,226,000

We have included in our balance sheet at March 31, 2008 the financial position of VLI as of the period ended March 31, 2008, and VLI’s results of operations for the three months ended March 31, 2008 in our statement of operations for the three months ended March 31, 2008, while eliminating inter-company balances. The effect on our consolidated, condensed balance sheet at March 31, 2008 was a decrease in total assets of $1,015,000, an increase in total liabilities of $1,480,000 and a decrease in shareholder equity of $2,495,000. The effect on our consolidated income statement for the three month period was an increase in revenues of $440,000, an increase in cost of goods sold of $292,000, an increase in operating expenses of $10,000, and an increase in net income of $139,000.

Rice RX LLC

In December 2007 we formed Rice Rx LLC (“RRX”), a Delaware LLC, with Herbal Science Singapore PTe. Ltd. (“HS”), a Singapore corporation. We formed RRX with HS to obtain and commercialize certain patentable pharmaceutical license rights from HS. NutraCea, Inc. and HS each have a 50% interest in RRX.

Commencing in July 2008, if and to the extent the members determine that capital contributions are necessary, each member agrees to contribute capital of up to $150,000.

In conjunction with the formation of RRX, NutraCea, Inc. sold to HS, for $300,000 an exclusive license to develop, manufacture and sell certain SRB isolates and identify and commercialize certain patentable pharmaceuticals. Payment for this license was made in the form of $150,000 cash and the execution of a promissory note payable to NutraCea for $150,000 at the Bank of America prime rate of interest and due in December 2008.

   Our investment in RRX is accounted for under the equity method of accounting. As of March 31, 2008 no capital contributions had been made, and RRX had no operations, expenses or income.

11. NOTES PAYABLE

    In October 2007, we executed a promissory note in favor of the lessor of our new West Sacramento warehouse for $105,000 at 8% due over four years in payments of $2,572 per month for the build-out of tenant improvements. At March 31, 2008 the short-term portion of this note was approximately $24,000 and the remaining long-term portion was approximately $71,000.

    In March 2008, we purchased a building in Phoenix, AZ for $8,412,000, giving $4,012,000 in cash and executing a 90 day note payable due in June 2008, for $4,400,000 bearing interest at 8%. The Company is attempting to re-finance this note with a secured real estate loan before the note becomes due.

12. RELATED PARTY TRANSACTIONS

Medan, LLC

In March 2008, our wholly owned subsidiary Medan, LLC purchased 9,700 shares of PIN (see Note 10) from FFOL for $8,175,000. A principle of FFOL, Agus Irawan is also a former director of PIN and a principle officer and shareholder of PAHL

Vital Living, Inc.

In conjunction with our purchase of certain securities of VLI (Note 10), we have begun consolidating VLI financial results into our financial results. Additionally, during fiscal 2007, we entered into a business relationship with Wellness Watchers Global, LLC (“WWG”) a customer that is also the major customer of VLI. The CEO of VLI is also a principal member of WWG. During the year ended December 31, 2007, we recorded sales of $2,460,000 to WWG. In the three months ended March 31, 2008 we recorded $192,000 of sales to WWG. At March 31, 2008 we had $1,440,000 due from this customer included in our accounts receivable of $2,785,000 (net of allowance for doubtful accounts). As of March 31, 2008 the CEO of VLI has advanced VLI $462,000 of short-term, non-interest bearing loans which are included in the liabilities of VLI. In our consolidated balance sheet we have offset the $462,000 due to VLI’s CEO by VLI against accounts receivable due VLI from WWG.

13. COMMITMENTS AND CONTINGENCIES

Medan, LLC

Pursuant to the formation of our subsidiary Medan, LLC (see Note 10) we expect to purchase an additional 3,050 shares of PIN for $2,500,000, during the second quarter of 2008, after certain governmental approvals are obtained,. Further, we expect to spend up to $25,000,000 (with a like amount contributed by PIN’s 49% minority investor) during the next 18 months to build a wheat mill incorporating our wheat stabilization equipment.

Purchase of customer list

During the second quarter of 2008 we expect to complete the purchase of a customer list from one of our rice mill suppliers for $3,000,000. The closing of this transaction will result in a new book of business and immediate purchase orders for NutraCea’s stabilized rice bran products, as well as new and direct sales relationships with a number of significant sized U.S. corporations.

Contractual Obligations

We lease corporate office space in Phoenix, AZ; warehouse facilities in Sacramento, California; property for our production facilities in Lake Charles, Louisiana and Freeport Texas, and a small office in Burley, Idaho. Future amounts due under these leases at March 31, 2008 are included in the following table:

Fiscal Year 2008	1,219,000
Fiscal Year 2009	1,614,000
Fiscal Year 2010	1,609,000
Fiscal Year 2011	1,583,000
Fiscal Year 2012	1,478,000
Fiscal Year 2013	1,478,000
Thereafter	3,193,000
Total	$12,174,000

Total rent expense for the three months ended March 31, 2008 and 2007 was $410,000 and $27,000, respectively.

14. BUSINESS SEGMENTS

We operate in two business segments; NutraCea, which manufactures and distributes nutritional supplements primarily derived from SRB” (operating results from VLI are included in our NutraCea segment), and Irgovel, our rice-bran oil manufacturing subsidiary in Pelotas, Brazil. Operating results for the three months ended March 31, 2008 (the period for Irgovel is from February 19, 2008 through March 31, 2008) and summary financial information as of March 31, 2008 for the segments are presented in the following table:

Operating Results	NutraCea	Irgovel
Net revenues	$2,874,000	$2,237,000
Total cost of sales	3,195,000	1,599,000
Gross Margin	(321,000)	638,000

Operating expenses	6,877,000	523,000
Net (loss) income from operations	(7,198,000)	115,000

Other income (expense), net	483,000	(115,000)
Net (loss) income before taxes	$(6,715,000)	$-

Summary Financial Information
Total assets	$111,900,000	$24,190,000

15. STOCKHOLDERS EQUITY

Common Stock

During the three months ended March 31, 2008:

Fourteen security holders exercised options or warrants and received a total of 1,483,282 shares of common stock for an aggregate purchase price of $685,566.

Options and Warrants

During the three months ended March 31, 2008:

We issued to ten employees options to purchase a total of 1,797,000 shares of common stock with vesting periods ranging from immediately to three years. The options expire in five years and have exercise prices per share ranging from $1.18 to $1.49.

We issued an option to purchase 100,000 shares of common stock to each of our six non-employee directors. The options vest monthly over twelve months, expire in five years, and have exercise prices per share of $1.49.

We issued to three consultants warrants to purchase a total of 1,200,000 shares of common stock with vesting periods ranging from immediately to five years or contingent upon certain performance criteria. The warrants expiration date ranges from two to eight years and have exercise prices from $1.21 to $2.50.

The expense for stock options and warrants issued to consultants and employees are calculated at fair value using the Black-Scholes valuation method.

16. SUBSEQUENT EVENTS

April 2008 Private Placement

In April 2008 we issued in a registered offering common stock and warrants for aggregate gross proceeds of approximately $20,000,000 ($18,775,000 after offering expenses). We issued an aggregate of 22,222,223 shares of common stock and warrants to purchase an aggregate of 6,666,664 shares of our common stock combined in “units” at a price of $0.90 per unit. Each unit consists of one share of Nutracea common stock and a five year warrant to purchase 0.3 of a share of NutraCea common stock at an exercise price of $1.20 per share. An advisor for the financing received a customary 6% cash fee based on aggregate proceeds received from the investors, reasonable expenses, and a five year warrant to purchase 1,333,333 shares of our common stock at an exercise price of $1.20. The fair value of these warrants to purchase 7,999,997 shares of common stock using the Black-Scholes method is approximately $3,102,000. If the warrants issued to the investors and the financial advisor are exercised in full, we would receive approximately $9,600,000.

17. IMPLEMENTATION OF RECENT ACCOUNTING PRONOUNCEMENTS

During the three months ended March 31, 2008, we implemented the following new accounting policies;

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair valued measurements on earnings. SFAS No. 157 applies whenever standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007.

The Company adopted this statement for financial assets and liabilities measured at fair value effective January 1, 2008. There was no financial statement impact as a result of adoption. In accordance with the guidance of FASB Staff Position No. 157-2, the Company has postponed adoption of the standard for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, until the fiscal year beginning after November 15, 2008. The adoption of FAS 157 did not have a material impact on the Company’s fair value measurements. The provisions of FAS 157 have not been applied to non-financial assets and non-financial liabilities.

 In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits companies to measure many financial instruments and certain other items at fair value. The Company adopted FAS 159 in the first quarter of 2008; as the Company did not apply the fair value option to any of its outstanding instruments, FAS 159 did not have an impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

Business Combinations and Non-controlling Interests

In December 2007, the FASB released FAS 141R, “Business Combinations” and FAS 160, “Non-controlling Interests in Consolidated Financial Statements.”  Both standards will be effective for transactions that occur after January 1, 2009.

FAS 141R applies to all business combinations and will require the acquiring entity to recognize the assets and liabilities acquired at their respective fair value.  This standard changes the accounting for business combinations in several areas.  If we complete an acquisition after the effective date of FAS 141R, some of these changes could result in increased volatility in our results of operations and financial position.  For example, transaction costs, which are currently capitalized in a business combination, will be expensed as incurred.  Additionally, pre-acquisition contingencies (such as in-process lawsuits acquired) and contingent consideration (such as additional consideration contingent on specified events in the future) will be recorded at fair value at the acquisition date, with subsequent changes in fair value reflected in our results of operations.  Under current accounting guidance, adjustments to these contingencies are reflected in the allocation of purchase price if they occur within a certain period of time after the acquisition date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NutraCea is a health-science company focused on the development and distribution of products based upon the use of stabilized rice bran and proprietary rice bran formulations. Rice bran is the outer layer of brown rice which until recently was a wasted by-product of the commercial rice industry. These products include food supplements and medical foods which provide health benefits for humans and animals (known as "nutraceuticals") as well as cosmetics and beauty aids based on stabilized rice bran, rice bran derivatives and the rice bran oils. In February 2008, we acquired 100% of Irgovel in Pelotas, Brazil (see Note 10 to our consolidated financial statements contained herein), which operates a rice-bran oil manufacturing plant. Rice bran oil is a natural addition to NutraCea's portfolio of value added products derived from rice bran.  A co-product of rice bran oil is defatted rice bran that is widely used in animal feeding and has great potential as a food ingredient in products where larger amounts of oil are less desirable." Beginning with this acquisition we treat our stabilized rice bran business as a separate segment from our rice-bran oil business for reporting purposes.

The following is a discussion of the consolidated financial condition of our results of operations for the three months ended March 31, 2008 and 2007 including the results of operations of our Irgovel subsidiary for the period from February 19 through March 31, 2008 (see Note 14 for a summary of operating results by business segment).

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

For the three months ended March 31, 2008, the Company’s net loss was ($6,752,000), or ($0.05) per share, compared to ($247,000) or $0.00 per share, in the same period of 2007, an increase of $6,505,000. The increased net loss for the quarter was primarily due to a an increase of $4,527,000 in operating expenses, and a net decrease in other income and expenses (net) of $1,378,000.

Our consolidated net revenues for the three months ended March 31, 2008 of $5,111,000 increased $3,114,000 from the $1,997,000 consolidated revenues recorded in the same period last year. The increase is comprised of a $860,000 increase in product sales, a $17,000 increase in royalty revenues, and $2,237,000 of sales from our subsidiary, Irgovel, for the period from February 19, 2008 through March 31, 2008.

Gross margins on product sales in the three months ended March 31, 2008 were $317,000, or 6% compared to $884,000, or 44%, a decrease of $567,000 compared to the same period last year. Gross margins on our various product lines vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. Our investment in production capacity during 2007 has increased our fixed operating costs in our NutraCea segment by approximately $750,000 per quarter. Additionally, during the first quarter of 2008 our NutraCea segment operated at 49% capacity due to difficulties in obtaining adequate quantities of useable rice bran. The combination of increased fixed costs and under-utilization of production capacity contributed to the increase in cost of goods sold in our NutraCea segment from 56% to 93% for the quarter ending March 31, 2008. Also, during the three months ended March 31, 2008 we recorded a charge to cost of goods of $515,000 on our NutraCea segment relating to a credit to a customer to reimburse them for products purchased by them during 2007 ultimately determined by the customer to not meet their specifications. This credit relates to a specialty product made for this customer only and is the only significant warranty cost that we have absorbed. We know of no other product warranty contingencies. The following table illustrates the contribution by each of our segments during the three months ended:

	March 31, 2008						March 31, 2007
	Consolidated	%	NutraCea	%	Irgovel	%	NutraCea	%
Net revenues	$5,111,000	100	$2,874,000	100	$2,237,000	100	$1,997,000	100
Cost of sales
Cost of goods sold	4,279,000	84	2,680,000	93	1,599,000	72	1,113,000	56
Product warranty cost	515,000	10	515,000	18	-	-	-
Total cost of sales	4,794,000	94	3,195,000	111	1,599,000	71	1,113,000	56
Gross Margin	$317,000	06	$(321,000)	(10)	$638,000	28	$884,000	44

Research and Development (“R&D”) expenses increased $143,000 for the quarter ended March 31, 2008 to $264,000 from $121,000 for the quarter ended March 31, 2007. The increase was attributed to higher product development costs and employee related expenses due to increased R&D activities and expanded scientific staff compared to the same period last year. The Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

Sales, General and Administrative (“SG&A”) expenses were $5,178,000 and $2,293,000 in the three months ended March 31, 2008 and 2007, respectively, an increase of $2,885,000, or 126%. This increase is predominately due to expanded investment in personnel, infrastructure, and sales and marketing activities to meet anticipated future demands (except as noted below). Specific changes in SG&A expense is detailed in the following schedule:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Increase / Decrease

Payroll	$1,482,000	$784,000	$698,000
Employee benefits, payroll taxes, and hiring
expenses	225,000	282,000	(57,000)
Sales and marketing	473,000	257,000	216,000
Allowance for bad debt expense, net	390,000	-	390,000
Operations	367,000	145,000	222,000
Travel and entertainment	350,000	120,000	230,000
Rent and facility costs	410,000	27,000	383,000
Stock based compensation (net of amounts applied to R&D and professional fees)	620,000	353,000	267,000
Amortization	209,000	30,000	179,000
Depreciation , net of allocation to cost of goods sold	277,000	100,000	177,000
Administration, insurance, and other	375,000	195,000	180,000
Total selling, general and administrative expenses	$5,178,000	$2,293,000	$2,885,000

In the three months ended March 31, 2008 our provision for the allowance for bad debt expense was $390,000 compared to $0 in the three months ended March 31, 2007. This increase is the result of a $292,000 additional provision for a doubtful note receivable, an additional charge of $72,000 for doubtful accounts receivable and $26,000 of specific charge offs of accounts receivable.

Professional fees increased $1,499,000 from $459,000 for the three months ended March 31, 2007 to $1,958,000 for the three months ended March 31, 2008. The higher professional fees in 2008 primarily relate to consulting and legal fees incurred in connection with marketing and business development activities, Sarbanes-Oxley Section 404 activities, the acquisition of our subsidiary Irgovel, and our investment in PIN made through our Medan LLC subsidiary. During the quarter end March 31, 2008 we accrued a charge of $750,000 for a broker fee and the estimated value of an option to be issued relating to our investment in PIN (see Note 10 to our consolidated financial statements contained herein). The following table lists the increases in each of the professional fees accounts for the three month periods ended:

	March 31, 2008	March 31, 2007	Increase/Decrease

Legal	$479,000	$83,000	$396,000
Accounting	445,000	256,000	189,000
Other consulting fees	142,000	45,000	97,000
Broker and commission fees	750,000	-	750,000
Shareholder relations	142,000	75,000	67,000
Total selling, general and administrative expenses	$1,958,000	$459,000	$1,499,000

Other income and expense, net, decreased by $1,394,000 in the three months ended March 31, 2008 compared to 2007. This decrease is due primarily to the $1,250,000 gain on a settlement in the three months ended March 31, 2007, a decrease of $252,000 in interest income due to lower cash balances, $120,000 of interest expense incurred by our subsidiary Irgovel, and an increase of $245,000 of other income primarily from the collection of late fees and penalty interest on past due accounts and notes receivable.

During the first quarter of 2008, and anticipated to continue through the second quarter of 2008, the Company has aggressively built inventory levels, and has leased additional warehouse space in order to have sufficient minimum supply requirements in anticipation of increases in planned sales to new and existing customers based on new product roll outs and existing product customer needs anticipated to commence in the second half of 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, our source of liquidity was cash in the amount of $5,816,000. Our cash decreased by $35,482,000 in the three months ended March 31, 2008 from our cash position of $41,298,000 at December 31, 2007. The decrease in cash was primarily due to our $15,049,000 investment in Irgovel, the purchase of property, plant, and equipment of $8,128,000 and our purchase of 44% of PIN (see Note 10 to our consolidated financial statements contained herein) for $8,175,000.

On April 1, 2008 we received $5,000,000 from PAHL in payment of the note receivable entered into in June 2007 for the sale to PAHL of licensing rights. Originally due over five year terms the receivable agreement was modified in January 2008 to allow for the forgiveness of accrued interest on the note if the full principal was paid by March 31, 2008. As the payment was in transit on that date the company agreed to honor the forgiveness of interest due thru March 31, 2008 of approximately $175,000.

For the first three months of 2008, net cash used in operations was $813,000, compared to cash used in operations in the same period of 2007 of $1,841,000, a decrease of $1,028,000. This decrease in cash used in operations resulted primarily from the increase in our net loss of $6,752,000, plus the increase in inventories of $497,000 offset by the increase in non-cash charges against income of; $450,000 for depreciation and amortization, $368,000 in the provision for doubtful accounts and notes receivable, $362,000 for stock-based compensation, $270,000 for deferred income, a $17,000 charge for the equity loss on our joint venture, the $84,000 increase in accounts receivable, an increase of $1,353,000 in other current assets, an increase of $5,003,000 in accounts payable and accrued liabilities, and $123,000 in other non-current liabilities.

Cash used in investing activities in the first three months of 2008 was $35,397,000, compared to $2,064,000 for the same period of 2007. This increase of $33,333,000 was primarily caused by our $14,970,000 (net of $79,000 cash acquired with the purchase) investment in Irgovel (see Note 10 in our consolidated financial statements contained herein), an increase of $5,772,000 in expenditures for plant expansions and other fixed assets, our $8,175,000 investment in PIN (see Note 10), an increase of $4,523,000 in restricted cash, and $72,000 for the purchase of other assets.

Cash provided by financing activities for the first three months ended March 31, 2008, was approximately $617,000, which reflects proceeds received upon the exercise of common stock options and warrants less $61,000 for stock registration costs and payments on notes payable of $7,000. This decrease of $50,190,000 is primarily due to the $3,245,000 decrease in funds provided from the exercise of common stock options and warrants and the $46,877,000 received in a private placement financing in February 2007.

In April 2008 we issued in a registered offering, common stock and warrants for aggregate gross proceeds of approximately $20,000,000 ($18,775,000 after offering expenses). We issued an aggregate of 22,222,223 shares of common stock and warrants to purchase an aggregate of 6,666,664 shares of our common stock combined in “units” at a price of $0.90 per unit. Each unit consists of one share of Nutracea common stock and a five year warrant to purchase 0.3 of a share of NutraCea common stock at an exercise price of $1.20 per share. An advisor for the financing received a customary 6% cash fee, base on aggregate gross proceeds received from the investors, reasonable expenses and a warrant to purchase 1,333,333 shares of our common stock at an exercise price of $1.20. The fair value of these warrants to purchase 7,999,997 shares of common stock using the Black-Scholes method is approximately $3,102,000. If exercised, the company would receive approximately $9,600,000.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon unaudited consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an ongoing basis, we evaluate the estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates.

For further information about other critical accounting policies, see the discussion of critical accounting policies in our 2007 Form 10-K for the fiscal year ended December 31, 2007.

Adoption of recent accounting pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ request for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair valued measurements on earnings. SFAS No. 157 applies whenever standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007.

The Company adopted this statement for financial assets and liabilities measured at fair value effective January 1, 2008. There was no financial statement impact as a result of adoption. In accordance with the guidance of FASB Staff Position No. 157-2, the Company has postponed adoption of the standard for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, until the fiscal year beginning after November 15, 2008. The adoption of FAS 157 did not have a material impact on the Company’s fair value measurements. The provisions of FAS 157 have not been applied to non-financial assets and non-financial liabilities.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits companies to measure many financial instruments and certain other items at fair value. The Company adopted FAS 159 in the first quarter of 2008; as the Company did not apply the fair value option to any of its outstanding instruments, FAS 159 did not have an impact on the Company's consolidated financial statements.

Recent accounting pronouncements

Business Combinations and Non-controlling Interests

In December 2007, the FASB released FAS 141R, “Business Combinations” and FAS 160, “Non-controlling Interests in Consolidated Financial Statements.”  Both standards will be effective for transactions that occur after January 1, 2009.

FAS 141R applies to all business combinations and will require the acquiring entity to recognize the assets and liabilities acquired at their respective fair value.  This standard changes the accounting for business combinations in several areas.  If we complete an acquisition after the effective date of FAS 141R, some of these changes could result in increased volatility in our results of operations and financial position.  For example, transaction costs, which are currently capitalized in a business combination, will be expensed as incurred.  Additionally, pre-acquisition contingencies (such as in-process lawsuits acquired) and contingent consideration (such as additional consideration contingent on specified events in the future) will be recorded at fair value at the acquisition date, with subsequent changes in fair value reflected in our results of operations.  Under current accounting guidance, adjustments to these contingencies are reflected in the allocation of purchase price if they occur within a certain period of time after the acquisition date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents have been maintained only with maturities of 30 days or less. Our short-term investments have interest reset periods of 30 days or less. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates. As of March 31, 2008, we had approximately $71,000 of long-term debt bearing interest at 8%. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. We do not believe that a hypothetical adverse change of 10% in interest rates would have a material effect on our financial position.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to ensure that information we are required to disclose by NutraCea in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

As described more fully in our Annual Report on Form 10-K for the year ended December 31, 2007, our management determined that as of December 31, 2007 we had the following material weaknesses in our internal control over financial reporting:

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

To address and remediate these material weaknesses, we implemented the following changes to our internal controls over financial reporting during the period covered by this report:

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

2. For the material weakness concerning performing timely, comprehensive review of financial transactions, we have developed the following remediation plan that will enhance our current policies and procedures:

•
Assess and evaluate the Chief Executive Officer’s authorization thresholds to enter into agreements that has been delegated by the Board of Directors and make appropriate recommendations. Additionally, we recommended that the Board of Directors expand its documentation requirements and receive analysis from our Chief Financial Officer and Chief Operating Officer when reviewing proposed transactions.

•
Continue to enhance and improve month-end and quarter-end closing procedures by having reviewers analyze and monitor financial information in a consistent and thorough manner. We plan to continue to enhance and improve the documentation and review of required information associated with the preparation of our quarterly and annual filings.

•
Perform SAB 104 analysis of significant revenue transactions in excess of $100,000 per customer per quarter, or over $250,000 in any one year to assess if collectability is reasonable assured and to ensure proper period revenue recognition.

•
Prepare accounting memos within twenty days after the end of each quarter analyzing our allowance for doubtful accounts for all accounts receivable that exceed ten percent of our total accounts receivable.

•	Prepare accounting memos to summarize all significant transactions and the accounting treatment therefore within forty days after the completion of such transactions..

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

Risks Related to Our Business

We have a limited operating history and have generated losses in the first quarter of 2008 and for each year other than 2006.

We began operations in February 2000 and incurred losses in each reporting period other than the second, third, and fourth quarters of 2006 and the second quarter of 2007. Our prospects for financial success are difficult to forecast because we have a relatively limited operating history. Our prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets. Our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in product development, possible cost overruns due to price and cost increases in raw product and manufacturing processes, uncertain market acceptance, and inability to respond effectively to competitive developments and attract, retain and motivate qualified employees. Therefore, there can be no assurance that our business or products will be successful, that we will be able to achieve or maintain profitable operations or that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.

There are significant market risks associated with our business.

We have formulated our business plan and strategies based on certain assumptions regarding the size of the rice bran market, our anticipated share of this market, and the estimated price and acceptance of our products. These assumptions are based on the best estimates of our management; however, there can be no assurance that our assessments regarding market size, potential market share attainable by us, the price at which we will be able to sell our products, market acceptance of our products, or a variety of other factors will prove to be correct. Any future success may depend upon factors including changes in the dietary supplement industry, governmental regulation, increased levels of competition, including the entry of additional competitors, increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of production, supplies, personnel, equipment, and reduced margins caused by competitive pressures.

We may face difficulties integrating businesses that we acquire.

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

We depend on limited number of customers.

During 2007, we received approximately 51% of product sales revenue from six customers and approximately 15% of our revenue from one customer. During the three months ended March 31, 2008, two customers accounted for 16% of our sales. A loss of any of these customers could have a material adverse effect on our revenues and results of operations.

The inability of our significant customers to meet their obligations to us may adversely affect our financial results.

We are subject to credit risk due to concentration of our trade accounts receivables and notes receivables. As of March 31, 2008, two customers accounted for 51% of our $8,857,000 trade accounts receivable and four debtors accounted for 96% of $7,189,000 notes receivables reflected on our March 31, 2008 balance sheet. In addition, we acquired secured promissory notes of Vital Living, Inc. with aggregate principal amounts of $4,226,000 in connection with our entering into an asset purchase agreement with Vital Living to acquire Vital Living’s assets. While we obtain personal guarantees and security interests backing these obligations when possible, many of these obligations are not guaranteed or secured. The inability of our significant customers and obligors to meet their obligations to us, or, in the case of Vital Living, the deterioration of Vital Living’s financial condition or assets before we are able to consummate our asset purchase, may adversely affect our financial condition and results of operations.

We rely upon a limited number of product offerings.

The majority of our products are based on stabilized rice bran. Although we will market stabilized rice bran as a dietary supplement, as an active food ingredient for inclusion in our products and in other companies’ products, and in other ways, a decline in the market demand for our products, as well as the products of other companies utilizing our products, could have a significant adverse impact on us.

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

The majority of our current products depend on our proprietary technology using unstabilized or raw rice bran, which is a by-product from milling paddy rice to white rice. Our ability to manufacture stabilized rice bran raw is currently limited to the production capability of our production equipment at Farmers’ Rice Co-operative (“FRC”) and Archer Daniels Midland (“ADM”), our own plants located next to the Louisiana Rice Mill in Mermentau, Louisiana and American Rice, Inc. in Freeport, Texas, and our single value-added products plant in Dillon, Montana. We currently are capable of producing enough finished products at our facilities to meet current demand. With the exception of our newly acquired rice bran oil facility in Pelotas, Brazil, our existing plants do not allow for dramatic expansion , therefore additional domestic production capacity will be needed if demand increases. While we believe our facilities should meet our production needs for 2008, we do not anticipate that they will meet our longer term supply needs. Therefore, we anticipate building new facilities to meet the forecasted demand for our products and envision we will be able to execute on this initiative. In the event we are unable to create additional production capacity to produce more stabilized rice bran products to fulfill our current and future requirements this could materially and adversely affect our business, results from operations, and financial condition.

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

An important component of our business strategy is to build rice bran stabilization facilities in foreign countries and to market and sell our products internationally. For example, we recently entered into a joint venture with an Indonesian company to produce and market our SRB products in Southeast Asia and purchased a company in Brazil that manufactures rice bran oil. There are risks in operating stabilization facilities in developing countries because, among other reasons, we may be unable to attract sufficient qualified personnel, intellectual property rights may not be enforced as we expect, power may not be available as contemplated. Should any of these risks occur, we may be unable to maximize the output from these facilities and our financial results may decrease from our anticipated levels. The inherent risks of international operations could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include, among others:

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

We identified material weaknesses in our internal control over financial reporting, which could impact negatively our ability to report our results of operations and financial condition accurately and in a timely manner.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2007. We identified two material weaknesses in our internal control over financial reporting and concluded that, as of December 31, 2007, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 4, “Controls and Procedures”, contained in this report. Each of our material weaknesses results in a reasonable possibility that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected on a timely basis. As a result, we must perform additional work to obtain reasonable assurance regarding the reliability of our financial statements.

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

We have not yet achieved positive cash flow

We have not generated a positive cash flow from operations continuous period to period since commencing operations. We raised in private placements of equity approximately $50,000,000 in February 2007, $17,560,000 in May 2006, and $8,000,000 in October 2005. Additionally we raised in a public offering of our common stock and warrants to purchase our common stock approximately $20,000,000 in April 2008. While we believe that we have adequate cash reserves and working capital to fund current operations, our ability to meet long term business objectives may be dependent upon our ability to raise additional financing through public or private equity financings, establish increasing cash flow from operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund long-term operations. There is no assurance that external funds will be available on terms acceptable to us in sufficient amount to finance operations until we do reach sufficient positive cash flow to fund our capital expenditures. In addition, any issuance of securities to obtain such funds would dilute percentage ownership of our shareholders. Such dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. Incurring additional debt may involve restrictive covenants and increased interest costs and demand on future cash flow. Our inability to obtain sufficient financing may require us to delay, scale back or eliminate some or all of our product development and marketing programs.

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

Our success depends upon the efforts of our top management team, including the efforts of Bradley D. Edson, our President and Chief Executive Officer, Todd C. Crow, our Chief Financial Officer, Leo Gingras, our Chief Operating Officer, Margie D. Adelman, our Secretary and Senior Vice President and Kody K. Newland, our Senior Vice President of Sales and Marketing. Effective May 13, 2008, our current CFO Todd Crow is resigning. Jeff Sanders becomes our CFO on May 13, 2008. Although we have written employment agreements with each of the foregoing individuals, other than Ms. Adelman, there is no assurance that such individuals will not die, become disabled, or resign. In addition, our success is dependent upon our ability to attract and retain key management persons for positions relating to the marketing and distribution of our products. There is no assurance that we will be able to recruit and employ such executives at times and on terms acceptable to us.

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

Risks Related to Our Stock

Our Stock Price is Volatile.

The market price of a share of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The high and low closing prices of a share of common stock for the following periods were:

	High	Low

Three months ended March 31, 2008	$1.56	$0.89

Twelve months ended December 31, 2007	$5.00	$0.75

Twelve months ended December 31, 2006	$2.74	$0.60

The market price of a share of our common stock may continue to fluctuate in response to a number of factors, including:

•	announcements of new products or product enhancements by us or our competitors;

•	fluctuations in our quarterly or annual operating results;

•	developments in our relationships with customers and suppliers;

•	the loss of services of one or more of our executive officers or other key employees;

•	announcements of technological innovations or new systems or enhancements used by us or our competitors;

•	developments in our or our competitors intellectual property rights;

•	adverse effects to our operating results due to impairment of goodwill;

•	failure to meet the expectation of securities analysts’ or the public; and

•	general economic and market conditions.

We have significant “equity overhang” which could adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of equity securities.

As of May 2, 2008, 167,693,724 shares of our common stock were outstanding. Additionally, as of May 2, 2008, options and warrants to purchase approximately 50,642,963 shares of our common stock were outstanding. The possibility that substantial amounts of our outstanding common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

Sales of Our Stock Pursuant to Registration Statements May Hurt Our Stock Price

We granted registration rights to the investors in our October 2005, May 2006 and February 2007 capital stock and warrant financings. As of May 2, 2008, approximately 25,119,000 shares of our common stock remained eligible for resale pursuant to outstanding registration statements filed for these investors. In addition, we have filed a registration statement to cover our issuance and sale of up to $125,000,000 of common stock, preferred stock, and warrants to purchase common or preferred stock. Sales or potential sales of a significant number of shares into the public markets may negatively affect our stock price.

The Exercise of Outstanding Options and Warrants May Dilute Current Shareholders

As of May 2, 2008, there were outstanding options and warrants to purchase approximately 50,642,963 shares of our common stock. Holders of these options and warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Moreover, while these options and warrants are outstanding, our ability to obtain financing on favorable terms may be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31 2008, NutraCea issued the following securities without registration under the Securities Act of 1933:

Common Stock

Fourteen security holders exercised options or warrants and received a total of 1,483,282 shares of common stock for an aggregate purchase price of $685,566.

Options and Warrants

We issued to ten employees options to purchase a total of 1,797,000 shares of common stock with vesting periods ranging from immediately to three years. The options expire in five years and have exercise prices per share ranging from $1.18 to $1.49.

We issued an option to purchase 100,000 shares of common stock to each of our six non-employee directors. The options vest monthly over twelve months, expire in five years, and have exercise prices per share of $1.49.

We issued to three consultants warrants to purchase a total of 1,200,000 shares of common stock with vesting periods ranging from immediately to five years or contingent upon certain performance criteria. The warrants have per share exercise prices ranging from $1.21 to $2.50 and have expiration dates from two to eight years.

All of the above issuances were made without any public solicitation to a limited number of investors, consultants, advisors, or employees, and the securities were acquired for investment purposes only. The securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit

10.1	Employment Agreement between the Company and Jeffrey Sanders.

10.2	Form of Stock Option Agreement for 2005 Equity Incentive Plan.

10.3	Form of Stock Option Agreement for Stock Options Granted to Bradley Edson, Leo Gingras and Kody Newland on January 8, 2008.

10.4	Form of Stock Option Agreement for Stock Options Granted to Todd Crow and Margie Adelman on January 8, 2008.

10.5	Form of Option Agreement for Stock Options granted to Non-Employee Directors on January 8, 2008.

31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Office Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEA

Dated: May 12, 2008	/s/ Bradley Edson
Bradley Edson
Chief Executive Officer

Dated: May 12, 2008	/s/ Todd C. Crow
Todd C. Crow,
Chief Financial Officer
(Principal Accounting Officer)