Form 10-Q
period 2008-06-30
NUTRACEA
filed 2008-08-11
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 167,993,724 as of August 6, 2008.

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

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$16,067,000	$41,298,000
Restricted cash	906,000	758,000
Trade accounts receivable, net of allowance for doubtful accounts of $3,177,000 and $2,999,000, respectively	4,270,000	2,346,000
Inventories	4,947,000	1,808,000
Notes receivable, net of allowance for doubtful notes receivable of $573,000 and $250,000, respectively	858,000	2,936,000
Deposits and other current assets	2,828,000	2,545,000

Total current assets	29,876,000	51,691,000

Restricted cash	3,248,000	1,791,000
Notes receivable, net of current portion	-	5,039,000
Property and equipment, net	43,317,000	19,328,000
Investment in joint ventures	11,786,000	1,191,000
Patents and trademarks, net of accumulated amortization	5,349,000	5,743,000
Other non-current	132,000	-
Goodwill	52,668,000	39,510,000

Total assets	$146,376,000	$124,293,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,863,000	$7,506,000
Deferred revenue	12,000	90,000
Note payable	23,000	23,000

Total current liabilities	14,898,000	7,619,000

Long-term liabilities:
Long-term liabilities	7,350,000	-
Notes payable, net of current portion	64,000	77,000
Total liabilities	22,312,000	7,696,000

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 350,000,000 shares authorized, 167,744,000 and 144,108,000 shares issued and outstanding	198,623,000	177,813,000
Accumulated deficit	(74,061,000)	(61,216,000)
Foreign currency cumulative translation gain	(498,000)	-
Total shareholders’ equity	124,064,000	116,597,000

Total liabilities and shareholder’s equity	$146,376,000	$124,293,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Revenues:
Product sales	$10,314,000	$7,996,000	$15,425,000	$9,993,000
Licensing fees	-	5,000,000	-	5,000,000
Total revenue	10,314,000	12,996,000	15,425,000	14,993,000

Cost of sales	7,277,000	3,863,000	12,071,000	4,976,000

Gross profit	3,037,000	9,133,000	3,354,000	10,017,000

Operating expenses
Research and development expenses	738,000	170,000	1,002,000	291,000
Selling, general and administrative expenses	5,871,000	5,657,000	11,049,000	7,970,000
Professional fees	1,125,000	1,536,000	3,083,000	1,995,000
Total operating expenses	7,734,000	7,363,000	15,134,000	10,256,000

(Loss) income from operations	(4,697,000)	1,770,000	(11,780,000)	(239,000)

Other income (expense)
Interest income	161,000	876,000	421,000	1,388,000
Interest expense	(365,000)	-	(485,000)	-
Gain on settlement	-	-	-	1,250,000
Loss on disposal of assets	(331,000)	(309,000)	(331,000)	(309,000)
Other expenses	(586,000)	-	(341,000)	-
Loss on equity investment	(63,000)	(250,000)	(80,000)	(250,000)
Total (loss) income before income tax	(5,881,000)	2,087,000	(12,596,000)	1,840,000

Income tax expense	(282,000)	(85,000)	(319,000)	(85,000)
Net (loss) income from continuing operations	(6,163,000)	2,002,000	(12,915,000)	1,755,000

Minority interest	70,000	-	70,000	-
Net (loss) income	$(6,093,000)	2,002,000	$(12,845,000)	$1,755,000

Basic and diluted (loss) earnings per share:
Basic (loss) income per share	$(0.04)	$0.01	$(0.09)	$0.01
Fully diluted (loss) income per share	$(0.04)	$0.01	$(0.09)	$0.01
Weighted average basic number of
shares outstanding	151,867,000	136,257,000	145,545,000	118,952,000
Weighted average diluted number of
shares outstanding	151,867,000	167,259,000	145,545,000	148,954,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Net (loss) income	$(6,093,000)	$2,002,000	$(12,845,000)	$1,755,000

Other comprehensive income (loss):
Foreign currency
translation (loss)	(498,000)	-	(498,000)	-
Unrealized gain on
marketable securities	-	91,000	-	91,000

Net comprehensive (loss) income	$(6,591,000)	$2,093,000	$(13,343,000)	$1,846,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net (loss) income	$(12,845,000)	$1,755,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,738,000	894,000
Provision for doubtful notes receivable	84,000	-
Provision for doubtful accounts receivable	323,000	1,055,000
Loss on disposal of assets	331,000	309,000
Stock-based compensation	1,454,000	1,263,000
Recognition of deferred income	(78,000)	(73,000)
Loss on equity investments	80,000	250,000

Net changes in operating assets and liabilities (net of effects of Irgovel acquisition and Vital Living, Inc. consolidation):
Trade accounts receivable	(765,000)	(4,752,000)
Inventories	(2,489,000)	36,000
Deposits and other current assets	241,000	(380,000)
Accounts payable and accrued liabilities	4,842,000	(726,000)
Other non-current liabilities	702,000	-
Net cash used in operating activities	(6,382,000)	(369,000)

Cash flows from investing activities:
Restricted cash	(1,606,000)	-
Proceeds from payments of notes receivable	6,978,000	1,796,000
Issuance of notes receivable	(182,000)	(5,029,000)
Investment in Irgovel (net of cash acquired with purchase)	(14,970,000)	-
Purchases of property and equipment	(17,698,000)	(6,026,000)
Investment in PIN	(10,675,000)	-
Investment in Grainnovation, Inc.	-	(2,168,000)
Investment in Vital Living, Inc.	-	(5,144,000)
Purchases of other intangible assets	(33,000)	(109,000)
Net cash used in investing activities	(38,186,000)	(16,680,000)

Cash flows from financing activities:
Proceeds from equity financing, net of expenses	18,775,000	46,805,000
Proceeds from exercise of common stock options	685,000	6,877,000
Registration costs	(104,000)	-
Payments on notes payable	(13,000)	--
Net cash provided by financing activities	19,343,000	53,682,000

Effect of foreign currency	(6,000)	-
Net (decrease) increase in cash	(25,231,000)	36,633,000

Cash, beginning of period	41,298,000	14,867,000
Cash, end of period	$16,067,000	$51,500,000

Supplemental disclosures:
Cash paid for interest	$382,000	$-
Cash paid for income taxes	$184,000	$85,000
Non-cash disclosures of investing and financing activities:
Accounts receivable converted to note receivable	$-	$3,881,000
Accrual for investment in Grain Enhancements joint venture	$-	$1,500,000
Conversion of preferred stock to common stock	$-	$5,488,000
Unrealized gain on marketable securities	$-	$91,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

NUTRACEA AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements of NutraCea have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in NutraCea’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for 2007 as reported in the 2007 10-K have been omitted.

The unaudited condensed consolidated financial statements include the accounts of NutraCea and our wholly-owned subsidiaries as well as a variable interest entity, Vital Living, Inc., for which we are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”), Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” or FIN 46R. We have a 90% interest in NutraCea-Cura LLC, which is also consolidated under FIN 46R. In February 2007, we acquired 100% ownership of Irgovel, which operates a rice-bran oil manufacturing facility in Pelotas, Brazil (see Note 10). In March and June, 2008, through our newly-formed wholly owned subsidiary Medan, we acquired an aggregate of 51% of the outstanding shares of capital stock of PT Panganmas Inti Nusantara, an Indonesian Company (“PIN”), All inter-company accounts and transactions have been eliminated.

We operate in two business segments (see Note 14); the NutraCea segment, which manufactures and distributes nutritional supplements primarily derived from Stabilized Rice Bran (“SRB”), and the Irgovel segment, which consists of our rice-bran oil manufacturing subsidiary in Pelotas, Brazil. PIN has no sales or significant operations at this time, therefore we include its financial information in our NutraCea segment.

Foreign currencies

The functional currency for the Company’s wholly-owned subsidiary, Irgovel, is the Brazilian Real (R$). The functional currency for PIN is the Indonesian Rupiah (Rp$). Accordingly, balance sheet accounts of these subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rates in effect during the period. The gains and losses from foreign currency translation of the financial statements of these subsidiaries are reported as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive (loss) income.”

2. STOCK-BASED COMPENSATION

On January 1, 2006, NutraCea adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. NutraCea adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the three months ended June 30, 2008 and 2007 reflect the impact of adopting SFAS 123(R).

For all agreements where stock is awarded as partial or full consideration, the expense is valued at the fair value of the stock. Expenses for stock options and warrants issued to consultants and employees are calculated based upon fair value using the Black-Scholes valuation model.

Stock-based compensation expenses consisted of the following for the three and six months ended June 30:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Consultants	$12,000	$266,000	$409,000	$281,000
Directors	197,000	50,000	394,000	87,000
Employees	195,000	509,000	651,000	840,000
To directors and former director for services outside of directors duties	-	-	-	55,000

Total stock-based compensation expense	$404,000	$825,000	$1,454,000	$1,263,000

The Company used the following weighted-average assumptions to estimate the fair value of options and warrants granted for the three months ended June 30, 2008 and 2007:

	2008	2007

Risk-free interest rate	2.27%	41.11%
Expected volatility	82.0%	67.0%
Expected term (years)	2.68	1.5
Resulting average fair value	$0.42	$0.57

The Company’s unrecognized compensation expense, before income tax and adjusted for estimated forfeitures, related to outstanding unvested stock-based awards as of June 30, 2008 was approximately as follows:

	Weighted average Remaining Expense Life (years)	Unrecognized Expense
Options and warrants	3.65	$2,724,000

3. MARKETABLE SECURITIES

On September 8, 2004, NutraCea purchased 1,272,026 shares of Langley Park Investment Trust, PLC (“Langley”), a United Kingdom closed-end mutual fund that is actively traded on a London exchange. Per the Stock Purchase Agreement, NutraCea paid with 7,000,000 shares of its own common stock. On September 8, 2006, NutraCea commenced a lawsuit against Langley in the United States District Court for the Eastern District of California, Sacramento Division regarding this transaction. The matter was settled on March 27, 2007. Pursuant to the settlement, NutraCea received $1,250,000 from Langley in March, 2007. The $1,250,000 settlement is included in the statement of operations as other income in the six months ended June 30, 2007. During the third quarter of 2007 Langley ceased trading and began the process of liquidating the investments. NutraCea has received cash of $127,000 from this liquidation. The realizable value of the balance of the funds is uncertain and as a result we have recorded the fair market value of Langley as $0 at June 30, 2008 and December 31, 2007.

4. INVENTORY

Inventories by segment are composed of the following;

		June 30,		December 31,
		2008		2007
	Consolidated	NutraCea	Irgovel	NutraCea

Finished goods	$3,122,000	$2,089,000	$1,033,000	$1,396,000
Work in process	524,000	-	524,000	-
Raw materials	1,069,000	674,000	395,000	184,000
Packaging supplies	232,000	232,000	-	228,000
Total inventories	$4,947,000	$2,995,000	$1,952,000	$1,808,000

5.  NOTES RECEIVABLE

At June 30, 2008, we held seven secured promissory notes payable to the Company with aggregate outstanding amounts under these notes of $858,000 (net of allowance for doubtful notes receivable of $573,000), $858,000 is reported as current and $0 as long-term. These secured promissory notes bear interest at annual rates ranging from 5% to 10% with the principal and all accrued interest due and payable to us at dates ranging from July 2008 to December 2008.

During the six months ended June 30, 2008 we loaned a total of $182,000 to certain strategic customers, which loans were evidenced by promissory notes, and received payments totaling $6,977,000 on existing promissory notes. During the six months ended June 30, 2008 and 2007 we also accrued interest income of $150,000 and $398,000, respectively, and received cash payments of $26,000 and $72,000 for accrued interest, respectively.

At December 31, 2007, NutraCea had outstanding notes receivable from material strategic customers as follows:

A $1,968,000 note due from ITV Global, an infomercial marketing company. This note represents ITV’s payment obligation for a sale made in December, 2007. The note carries scheduled payments over a five month period. We obtained a security interest in certain assets of the customer to secure payments under the note. As of June 30, 2008 this note was paid in full.

In April 2007, we converted $365,000 of a customers’ accounts receivable to a note receivable, combining it with an existing note from that customer for a total note receivable of $500,000, bearing interest at 10% and due in October 2007. In December, 2008, the note was modified, and the accrued interest added, for a new total of $543,000. This note was past due as of December 31, 2007. We recorded an allowance for doubtful notes of $250,000 against this receivable for the year ended December 31, 2007. In March, 2008 we re-negotiated the settlement terms and extended the due date to April 2008, received payment of the penalty interest due of $10,000 on this note and added the remaining accrued interest due on the note to the balance due creating a total note receivable of $542,000. As of June 30, 2008 this note remains unpaid therefore we have recorded an additional allowance for doubtful accounts of $243,000 against this note in the first quarter of 2008 (see Note 9).

During the second quarter of 2007, we granted to Pacific Holdings Advisors Limited (“PAHL”) certain rights under a license to use and distribute SRB. PAHL paid a one-time fee of $5,000,000 for these rights by issuing to NutraCea an interest bearing promissory note due over five year terms. In January 2008, the payment terms of the promissory note were amended to allow for the forgiveness of accrued interest on the note if the full principal was paid by March 31, 2008. We received the $5,000,000 payment on April 1, 2008, however, as the payment was in transit on that date we agreed to honor the forgiveness of interest due through March 31, 2008 of approximately $175,000.

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,	December 31,
	2008	2007

Land	$237,000	$15,000
Furniture and fixtures	2,603,000	2,405,000
Vehicles	66,000	-
Computers and software	488,000	402,000
Leasehold improvements	1,854,000	700,000
Property, plant and equipment	28,830,000	14,243,000
Construction in progress	13,281,000	4,347,000
Total property, plant, and equipment	47,359,000	22,112,000

Less accumulated depreciation	(4,042,000)	(2,784,000)
Total property, plant, and equipment, net	$43,317,000	$19,328,000

Depreciation expense (before allocation to cost of goods sold) for the three months ended June 30, 2008 and 2007 was $792,000 and $464,000, respectively.

Depreciation expense (before allocation to cost of goods sold) for the six months ended June 30, 2008 and 2007 was $1,311,000 and $642,000, respectively.

7. OTHER INTANGIBLE ASSETS

Other intangibles consisted of the following at:

	June 30,	December 31,
	2008	2007

Patents	$2,690,000	$2,657,000
Copyrights and trademarks	3,288,000	3,288,000
Non-compete agreements	650,000	650,000
License and supply agreement	220,000	220,000
Subtotal of other intangible assets	6,848,000	6,815,000

Less accumulated amortization	(1,499,000)	(1,072,000)
Total other intangible assets, net	$5,349,000	$5,743,000

Amortization expense for the three months ended June 30, 2008 and 2007 was $136,000 and $152,000, respectively. Amortization expense for the six months ended June 30, 2008 and 2007 was $427,000 and $252,000, respectively.

8. (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding during all periods presented.  Options and warrants are excluded from the basic loss per share calculation and are considered in calculating the diluted (loss) earnings per share.

The dilutive effect of outstanding options, warrants is calculated using the treasury stock method and the dilutive effect of the convertible series B preferred stock, and convertible series C preferred stock is calculated using the as-if converted method.

As of June 30, 2008 and 2007, options and warrants to purchase approximately 52,008,000 and 47,129,000 shares of our common stock were outstanding, respectively. These are excluded from the calculation of diluted loss per share at June 30, 2008 because their inclusion would have been anti-dilutive.

Components of basic and diluted loss per share were as follows:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	2008	2007	2008	2007

Net (loss) income	$(6,093,000)	$2,002,000	$(12,845,000)	$1,755,000

Weighted average outstanding shares of common stock	151,867,000	136,257,000	145,545,000	118,952,000
Convertible preferred stock	-	2,000	-	2,000
Common stock equivalents	-	31,000,000	-	30,000,000
Total diluted shares	151,867,000	167,259,000	145,545,000	148,954,000
(Loss) earnings per share:
Basic	$(0.04)	$0.01	$(0.09)	$0.01
Diluted	$(0.04)	$0.01	$(0.09)	$0.01

At June 30, 2008, and 2007, the number of “in-the-money” options and warrants outstanding was approximately 19,754,000 and 41,279,000, respectively. The weighted average exercise price of “in-the-money” anti-dilutive options and warrants for the three months ended June 30, 2008 and 2007 were $0.43 and $1.35, respectively.

9. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable and notes receivable for sales to major customers. We perform credit evaluations on our customers’ financial condition and generally do not require collateral on accounts receivable.

Accounts receivable

We maintain an allowance for doubtful accounts on our receivables based upon expected collection of all accounts receivable. A summary of the activity in the allowance for doubtful accounts for the three and six months ended June 30, 2008 and 2007 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Balance, beginning of period	$3,168,000	$20,000	$2,999,000	$20,000
Irgovel acquisition	-	-	94,000	-
Adjusted beginning balance	3,168,000	20,000	3,093,000	20,000

Provision for allowance for doubtful
accounts charged to operations	80,000	1,055,000	173,000	1,055,000
Losses charged against allowance	-	-	(21,000)	-
Recoveries of accounts previously
allowed for	(71,000)	-	(68,000)	-

Balance, end of period	$3,177,000	$1,075,000	$3,177,000	$1,075,000

During the three months ended June 30, 2008 and 2007 we recorded an allowance for doubtful accounts receivable of $9,000 and $1,075,000, respectively.

Our provision for allowance for doubtful accounts for the three months ended June 30, 2008 and 2007 was $80,000, and $1,055,000, respectively.

Our provision for allowance for doubtful accounts expense for the six months ended June 30, 2008 and 2007 was $173,000, and $1,055,000, respectively.

The following table lists the concentrations of sales and accounts receivable by customer for each of our segments for the indicated periods:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	NutraCea	Irgovel	NutraCea	Irgovel

Revenues for period	$3,935,000	$6,379,000	$6,809,000	$8,616,000

Number of customers with sales
greater than 4% of total revenues	5	1	4	3
Total percentage of sales by
Customers with greater than 4%	34%	9%	21%	16%

Accounts receivable at end of period	$1,721,000	$2,549,000	$1,721,000	$2,549,000

Number of customers with accounts
Receivable balances greater than
4% of total accounts receivable	3	3	3	3
Total percentage of receivables held
by customers with greater than
4% of total receivables	67%	35%	67%	35%

For the three months ended June 30, 2007, two customers accounted for a total of 54% of sales: 30%, and 24% respectively. No other customer accounted for more than 3% of total sales.

For the six months ended June 30, 2007, two customers accounted for a total of 49% of sales: 26%, and 23% respectively. No other customer accounted for more than 5% of total sales. At June 30, 2007, three customers accounted for 82% of total accounts receivable: 33%, 29%, and 20% respectively. No other customer accounted for more than 3% of the total outstanding accounts receivable.

Notes receivable

We maintain an allowance for doubtful accounts on our notes receivables based upon expected collection of all notes receivable. A summary of the activity in the allowance for doubtful accounts for the three and six months ended June 30, 2008 and 2007 follows:

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	2008	2007	2008	2007

Balance, beginning of period	$543,000	$-	$250,000	$-
Provision for allowance for doubtful
notes receivable charged to operations	30,000	-	293,000	-
Losses charged against allowance	-	-	-	-
Recoveries of accounts previously allowed for	-	-	-	-

Balance, end of period	$573,000	$-	$543,000	$-

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

In February 2008, we completed the purchase of Irgovel paying $15,049,000 for 100% of the company. The total consideration of $15,049,000 includes approximately $50,000 in legal fees which we incurred and added to the purchase price and a $649,000 hold-back provision which was due to the sellers in June 2008. Additionally, we agreed to fund as necessary up to $5,300,000 to pay deferred taxes due to the Brazilian government. These deferred taxes are included in the liabilities on Irgovel’s financial statements and are payable over periods up to 15 years.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company believes the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. The purchase price allocations for the Irgovel acquisition are preliminary and the Company is obtaining third-party valuations of property, plant, and equipment and certain intangible assets. Accordingly, the Company’s fair value estimates for the purchase price allocation may change during the allowable allocation period, which is up to one year from the acquisition date, if additional information becomes available:

Cash	$79,000
Accounts receivable	1,242,000
Inventory	979,000
Other current assets	635,000
Property and equipment	7,605,000
Other non-current assets	23,000
Goodwill	13,158,000
Total Assets	23,721,000

Accounts payable and accrued liabilities	2,516,000
Other non-current liabilities	6,156,000

Net assets acquired	$15,049,000

See Note 11 for pro forma consolidated results of operations presented as though the acquisition had occurred on January 1, 2007.

Medan, LLC.

On January 24, 2008, NutraCea, through a newly formed wholly-owned subsidiary, Medan, LLC, a Delaware limited liability company (“Medan”), entered into a Stock Purchase Agreement (“Purchase Agreement”) with Fortune Finance Overseas Ltd., a British Virgin Islands company (“FFOL”). Pursuant to the Purchase Agreement, on March 28, 2008, Medan purchased 9,700 outstanding shares of capital stock of PT Panganmas Inti Nusantara, an Indonesian Company (“PIN”), from FFOL for $8,175,000 after Indonesian approval of PIN’s Foreign Investment Application.

In June, 2008, Medan purchased an additional 3,050 shares directly from PIN for $2,500,000 after certain government approvals were obtained, raising Medan’s interest in PIN to 51%. The remaining 49% of the common stock of PIN is owned by FFOL.

We made this acquisition in order to construct and operate a full scale wheat mill incorporating our stabilization technology applied to wheat bran. PIN owns land and has obtained the permits necessary to construct a wheat facility in Kuala Tnajung, Medan, North Sumatra, Indonesia. A director of FFOL is also a director of PAHL. Medan and FFOL entered a voting agreement wherein each party will vote all of it’s shares in a manner so that PIN’s Board of Directors and Board of Commissioners shall consist of an even number of persons designated each by Medan and FFOL. The Purchase Agreement required us to pay Theorem Capital Partners a $500,000 commission upon the completion of the transaction, payable in two installments. The first $250,000 of the commission was paid in June, 2008, the balance was paid in July, 2008. Additionally, upon completion of the transaction we granted to Theorem an option to purchase 500,000 shares of our common stock at an exercise price per share of $1.50, which expires in five years. The fair value of this option is approximately $128,000 and was charged to professional fees in our statement of operations for the six months ended June 30, 2008.

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

Prior to our initial acquisition PIN was engaged in a flour trading operation. PIN divested itself of its trading operations in the first quarter of 2008 prior to our initial investment. After the date of our initial investment PIN has no sales and its operations are only those related to the preparation of the wheat mill project.

As we have a non-controlling interest in PIN our investment in PIN is accounted for under the equity method of accounting. At June 30, 2008 the value of our investment was $10,648,000. Our share of the net loss of PIN for the period from March 28, 2008 through June 30, 2008 was approximately $27,000.

Summary financial information of PIN at June 30, 2008 is:

Assets
Cash	$2,735,000
Prepaid expenses	147,000
Land and equipment (net)	4,269,000
Total Assets	$7,151,000

Liabilities and equity
Accounts payable and accrued liabilities	$2,213,000
Shareholders equity	4,938,000
Total liabilities and equity	$7,151,000

As of June 30, 2008 the book value of PIN’s assets was $4,938,000 and Medan’s 51% interest in these assets was approximately $2,469,000.  The differences between the carrying amounts of strategic equity investment accounted for using the equity method and the Company’s underlying equity in the net assets of PIN was $8,206,000.  Based upon our economic analysis, we believe PIN’s fair value far exceeds the book value of its assets.

Rice Science LLC

In December 2007 we formed Rice Science, LLC (“Rice Science”), a Delaware limited liability company, with Herbal Science Singapore PTe., Ltd. (“Herbal Science”), a Singapore corporation. We formed this LLC with Herbal Science to acquire from Herbal Science certain isolates license rights and to commercialize and sell the SRB isolates. NutraCea and Herbal Science have an 80% and 20% interest in the operating results, respectively, but Herbal Science has no interest in the initial capital contributions.

We made an initial capital contribution to Rice Science in December 2007 of $1,200,000 as specified in the limited liability company agreement for Rice Science. We may make an additional $1,000,000 contribution at our discretion and maintain our 80% holding. Herbal Science contributed certain licenses as their capital contribution with a deemed value of $440,000. There are no further capital contributions required of either member. However Herbal Science does not have an interest in the initial capital contributed by NutraCea and will not have a minority interest until there are results of operations.

NutraCea holds an 80% interest in Rice Science and therefore will account for the investment as a consolidated subsidiary. Summary financial information for Rice Science as of June 30, 2008 is as follows:

Assets
Cash	$850,000
Receivable from Herbal Science	70,000
920,000
Liabilities and Equity

Members equity
Members equity - Herbal Science	-
Members equity - NutraCea, Inc.	920,000
Total members equity	920,000
Total liabilities and equity	$920,000

In June 2008, Rice Science made a payment of $350,000 to Herbal Science for on-going research programs to commercialize SRB isolates. This amount is included in our consolidated statement of operations under Research and Development expenses. Herbal Science’s $70,000 share of the $350,000 expense is included in our consolidated balance sheet as a non-current receivable.

Grainnovation, Inc.

In April 2007, we acquired 100% of the outstanding stock of Grainnovation, Inc. (“Grainnovation”) a privately held company that had equipment for pelletizing horse feed for equine customers of strategic value to NutraCea, and certain assets used in Grainnovations’s business for a total of $2,150,000, of which $1,605,000 of the purchase price was paid at closing, with the balance held in third-party escrow. In November, 2007, the second installment of $235,000 due was distributed and in April 2008 the last and final installment of $310,000 was distributed to the sellers from the third-party escrow as agreed.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We incurred $20,000 in legal fees relating to this purchase, which are added to the purchase price and Goodwill. The Company believes the fair values assigned to the assets acquired and liabilities assume were based on reasonable assumptions.

Cash	$1,000
Accounts receivable	26,000
Inventory	11,000
Property and equipment	623,000
Covenant not to compete	650,000
Goodwill	917,000
Total Assets	2,228,000

Accrued liabilities	58,000

Net assets acquired	$2,170,000

Grain Enhancements LLC

In June 2007, we entered into a joint venture with PAHL to form Grain Enhancements LLC (“Grain Enhancements”), a Delaware limited liability company. NutraCea and PAHL each hold a 47.5% share of Grain Enhancements. The remaining interest is held by Theorem Group LLC (“Theorem”) (3.333%) and Ho’okipa Capital Partners, Inc. (1.667%). The purpose of Grain Enhancements is to develop and market stabilized rice bran (“SRB”) and related products in certain Southeast Asian countries. Grain Enhancements will purchase SRB exclusively from NutraCea until its own facilities are in operation and NutraCea will lease to Grain Enhancements at NutraCea’s manufacturing cost the necessary equipment for such facilities. Payments under the equipment lease will be payable in full upon installation of the equipment.

Under the limited liability agreement for the joint venture, NutraCea and PAHL will contribute up to $5,000,000 each to Grain Enhancements to fund the operations, of which $1,500,000 each was due on June 30, 2007. Both members made their initial contribution in July 2007. Additionally, NutraCea and PAHL were each required to contribute to Grain Enhancements $2,000,000 no later than October 2007, and $1,500,000 no later than August 2008. Only the initial capital contribution of $1,500,000 from each member has been made. On January 24, 2008, NutraCea and PAHL amended certain terms of the Operating Agreement. Pursuant to the modified agreement, the timing of mandatory capital contributions of the members was changed from the agreed upon schedule to a determination by Grain Enhancements finance committee on an as-needed basis. In addition, PAHL will no longer receive a monthly management fee.

Theorem was paid $750,000 and $500,000 by NutraCea and Grain Enhancements, respectively, for services relating to the formation of the joint venture. Our portion of Grain Enhancements net loss for the three and six months ended June 30, 2008 was $35,000 and $53,000, respectively.

Our investment in Grain Enhancements is accounted for under the equity method of accounting. At June 30, 2008 the book value of our investment was $1,139,000.

Summary financial information of Grain Enhancements, LLC at June 30, 2008 is:

Assets
Cash	$2,290,000
Liabilities and equity
Accounts payable and accrued liabilities	$12,000

Members equity	3,000,000
Accumulated deficit	(722,000)
Total equity	2,278,000
Total liabilities and equity	$2,290,000

Vital Living, Inc.

In April 2007, we acquired from their holders outstanding shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”) and secured convertible notes (“Notes”) of Vital Living, Inc. (“VLI”), a publicly traded company. VLI distributes nutritional supplements using similar processes as NutraCea for manufacturing and distribution. We paid $1,000,000 for 1,000,000 shares of Series D Preferred Stock and $4,226,000 for the outstanding Notes. The Series D Preferred Stock has a liquidation preference of $1.00 per share senior to the liquidation preferences of Vital Living’s Series B Preferred Stock and Senior C Preferred Stock. The Notes bear interest at 12% per annum, payable June 15 and December 15, mature in December 2008 and are secured by a security interest in substantially all of Vital Living’s assets. Originally, the Notes were convertible into VLI common stock and VLI had the option of paying the interest on the Notes in shares of Vital Living common stock. On September 11, 2007, NutraCea and VLI entered into a letter agreement confirming their agreement to eliminate the conversion rights of the Notes. In addition, the parties agreed that until such time, if any, as NutraCea gives 30 days prior written notice to VLI, VLI may not pay accrued interest under the Notes in shares of Vital Living Common Stock, without NutraCea’s consent, and that during such time VLI will not be deemed to be in default under the Notes as a result of not paying accrued interest in such shares.

On September 28, 2007, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with VLI. The Asset Purchase Agreement provides that we will purchase substantially all of Vital Living’s intellectual property and other assets used by VLI and certain subsidiaries in its business, including rights to nutritional supplements and nutraceutical products that are marketed for distribution to healthcare practitioners. As part of the transaction, VLI will assign to NutraCea its rights under various distribution and other agreements relating to the products being acquired. We will not acquire inventory, raw materials, cash, or accounts receivable of VLI.

The purchase price consists of (i) $1,500,000 to be paid by NutraCea at the closing, (ii) cancellation of outstanding indebtednesses of VLI, its subsidiaries and certain related entities to NutraCea, including all of the Notes, and (iii) cancellation of all shares of Series D Preferred Stock of VLI held by NutraCea. Completion of the transaction is subject to a variety of customary closing conditions, including, among other things, approval of the transaction by the stockholders of VLI at a special meeting of stockholders of Vital Living and the absence of a material adverse effect on the assets between the date of the agreement and the closing date. The Purchase Agreement contains customary representations and warranties of the parties, covenants, closing conditions, and certain termination rights for both NutraCea and VLI, and further provides that, upon termination of the Purchase Agreement under specified circumstances, Vital Living may be required to pay NutraCea a termination fee. NutraCea expects that the transaction will close in the third quarter of 2008, although the actual timing of the closing will depend on many factors including preparation of the proxy statement and the SEC’s review of the proxy statement, and the closing may occur later than the third quarter of 2008.

We purchased the Senior Secured Convertible Notes and Preferred Stock of VLI as a means of affecting a subsequent acquisition of the productive assets of VLI, either through a merger or asset sale. Our purchase of Preferred Stock allowed us to control an outstanding class of capital stock, and our purchase of the convertible notes allowed us to obtain a senior secured position with respect to Vital Living’s assets. Vital Living has a set of products that are complementary to our products and an established marketing channel that would enable NutraCea to market its own products without the expense of building the marketing base. In addition, some VLI products are suitable for modification to include NutraCea’s stabilized rice bran as a key ingredient, which we believe would further enhance and develop the NutraCea brand.

Our accounting for the purchase of these securities of VLI qualifies as a Variable Interest Entity (“VIE”) in accordance with FIN 46R. As the primary beneficiary, we have consolidated VLI.

The purchase price allocated to the assets and liabilities in April 2007 is as follows:

Assets
Cash	$83,000
Accounts receivable	1,017,000
Inventory	30,000
Property and equipment	15,000
Other assets	15,000
Goodwill	6,278,000
Total Assets	7,438,000
Liabilities
Accounts payable	737,000
Accrued liabilities	725,000
Notes payable	750,000
Total Liabilities	2,212,000

Net assets acquired	$5,226,000

We have included in our balance sheet at June 30, 2008 the financial position of VLI as of the period ended June 30, 2008, and VLI’s results of operations for the three and six months ended June 30, 2008 in our statement of operations for the three and six months ended June 30, 2008, while eliminating inter-company balances. The effect on our consolidated, condensed balance sheet at June 30, 2008 was a decrease in total assets of $1,021,000, an increase in total liabilities of $1,675,000 and a decrease in shareholder equity of $2,696,000. The effect on our consolidated income statement for the six months ended June 30, 2008 was an increase in revenues of $1,147,000, an increase in cost of goods sold of $720,000, an increase in expenses of $488,000, and a decrease in net income of $62,000.

Rice RX LLC

In December 2007 we formed Rice Rx LLC (“RRX”), a Delaware LLC, with Herbal Science Singapore PTe. Ltd. (“Herbal Science”), a Singapore corporation. We formed RRX with Herbal Science to obtain and commercialize certain patentable pharmaceutical license rights from Herbal Science. NutraCea and Herbal Science each have a 50% interest in RRX.

Commencing in July 2008, if and to the extent the members determine that capital contributions are necessary, each member agrees to contribute capital of up to $150,000.

In conjunction with the formation of RRX, NutraCea sold to Herbal Science for $300,000 an exclusive license to develop, manufacture and sell certain SRB isolates and identify and commercialize certain patentable pharmaceuticals. Payment for this license was made in the form of $150,000 cash received in December, 2007, and the execution of a promissory note payable to NutraCea for $150,000 at the Bank of America prime rate of interest and due in December 2008.

Our investment in RRX is accounted for under the equity method of accounting. As of June 30, 2008 no capital contributions had been made, and RRX had no operations, expenses or income.

11. ACQUISITION PRO-FORMAS

In February, 2008, we acquired 100% of Irgovel (see Note 10). Presented below are the unaudited pro forma consolidated results of operations for the three and six month periods ending June 30, 2008 and 2007 presented as though our acquisition of Irgovel had occurred on January 1, 2007. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually been attained had the acquisition taken place at the beginning of 2007.

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Revenues:	$10,026,000	$16,075,000	$17,100,000	$20,234,000
Cost of sales	7,088,000	6,333,000	13,327,000	9,154,000
Gross profit	2,938,000	9,742,000	3,773,000	11,080,000

Operating expenses	7,770,000	7,947,000	15,351,000	11,235,000
Operating (loss) income	(4,832,000)	1,795,000	(11,578,000)	(155,000)

Non-operating expenses, other and taxes	(1,359,000)	103,000	(1,447,000)	1,746,000
Net (loss) income available to
common shareholders	$(6,191,000)	$1,898,000	$(13,025,000)	$1,591,000

Basic and diluted (loss) income per share
Basic (loss) income per share	$(0.04)	$0.01	$(0.09)	$0.01
Fully diluted (loss) income per share	$(0.04)	$0.01	$(0.09)	$0.01

Weighted average basic number
of shares outstanding	151,867,000	136,257,000	145,545,000	118,952,000
Weighted average fully diluted number
of shares outstanding	151,867,000	167,259,000	145,545,000	148,954,000

12. NOTES PAYABLE

In October 2007, we executed an un-secured promissory note in favor of the lessor of our new West Sacramento warehouse for $105,000 at 8% due over four years in payments of $2,572 per month for the build-out of tenant improvements. At June 30, 2008 the short-term portion of this note was approximately $23,000 and the remaining long-term portion was approximately $64,000.

13. RESTRICTED CASH

Under certain agreements we must maintain restricted cash balances in order to satisfy future obligations. At June 30, 2008 and December 31, 2007 we had the following amounts held in restricted interest-bearing accounts:

	June 30,	December 31,
	2008	2007
Current restricted cash
Corporate office lease	$895,000	$448,000
Grainnovations purchase escrow	-	310,000
Other	11,000	-
Total current restricted cash	906,000	758,000

Non-current restricted cash
Corporate office lease	1,343,000	1,791,000
Irgovel purchase escrow	1,905,000	-
Total long-term restricted cash	3,248,000	1,791,000

Total restricted cash	$4,154,000	$2,549,000

14. RELATED PARTY TRANSACTIONS

Medan, LLC

In March 2008, our wholly owned subsidiary Medan, LLC purchased 9,700 shares of PIN (see Note 10) from FFOL for $8,175,000. A director of FFOL is also a director of PAHL. In June 2008, Medan purchased an additional 3,050 shares directly from PIN for $2,500,000 raising our interest in PIN to 51%.

Vital Living, Inc.

In conjunction with our purchase of certain securities of VLI (Note 10), we began consolidating VLI financial results into our financial results. Additionally, during fiscal 2007, we entered into a business relationship with Wellness Watchers Global, LLC (“WWG”), the major customer of VLI. The chief executive officer of VLI, is also a principal member of WWG. During the year ended December 31, 2007, we recorded sales of $2,460,000 to WWG. In the six months ended June 30, 2008 we recorded $192,000 of sales to WWG. At June 30, 2008 we had $1,440,000 due from this customer included in our accounts receivable of $4,703,000 (net of allowance for doubtful accounts). As of June, 2008 the CEO of VLI has advanced VLI $462,000 of short-term, non-interest bearing loans which are included in the liabilities of VLI. In our consolidated balance sheet we have offset the $462,000 due to VLI’s CEO from VLI against accounts receivable due VLI from WWG.

15. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

We lease corporate office space in Phoenix, AZ, warehouse facilities in Sacramento, California, property for our production facilities in Lake Charles, Louisiana and Freeport Texas, and a small office in Burley, Idaho. Future amounts due under these leases at June 30, 2008 are included in the following table:

Year Ended December 31,
2008	$751,000
2009	1,582,000
2010	1,631,000
2011	1,654,000
2012	1598,000
2013	1,649,000
Thereafter	5,004,000
Total	$13,869,000

Total rent expense for the three months ended June 30, 2008 and 2007 was $410,000 and $27,000, respectively. Total rent expense for the six months ended June 30, 2008 and 2007 was $846,000 and $276,000, respectively.

16. BUSINESS SEGMENTS

We operate in two business segments; NutraCea, which manufactures and distributes nutritional supplements primarily derived from SRB (operating results from VLI are included in our NutraCea segment), and Irgovel, our rice-bran oil manufacturing subsidiary in Pelotas, Brazil. Operating results for the three and six months ended June 30, 2008 (the period for Irgovel is from February 19, 2008 through June 30, 2008) and summary financial information as of June 30, 2008 for the segments are presented in the following table:

Summary Financial Information	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
Operating Results	NutraCea	Irgovel	NutraCea	Irgovel
Net revenues	$3,935,000	$6,379,000	$6,809,000	$8,616,000
Total cost of sales	3,169,000	4,108,000	6,364,000	5,707,000
Gross Margin	766,000	2,271,000	445,000	2,909,000

Operating expenses	6,906,000	828,000	13,783,000	1,351,000
Net (loss) income from operations	(6,140,000)	1,443,000	(13,338,000)	1,558,000

Other income (expense), net	(758,000)	(426,000)	(275,000)	(541,000)
Net (loss) income before taxes	$(6,898,000)	$1,017,000	(13,613,000)	1,017,000

Asset Summary
Total assets	$119,676,000	$26,700,000	$119,676,000	$26,700,000

17. STOCKHOLDERS EQUITY

Common Stock

During the three months ended June 30, 2008 we:

issued 50,000 shares of our common stock to our Chief Operating Officer, in accordance with a restricted grant agreement, valued at $37,500.

retired 53,096 shares of our common stock. These shares were originally issued to RiceX and converted to NutraCea shares at the date of the merger in October, 2005.

April 2008 Registered Direct Offering

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

Options and Warrants

During the three months ended June 30, 2008 we:

issued to a new employee an option to purchase a total of 50,000 shares of common stock with vesting periods beginning one year from the date of grant to three years. The options expire in five years and have an exercise price of $1.00 per share.

issued to fourteen investors warrants to purchase a total of 6,666,664 shares of common stock in conjunction with a Registered Direct Offering. The warrants vest immediately, expire in five years and have an exercise price of $1.20 per share.

issued a warrant to purchase 1,333,333 shares of our common stock to an advisor for our April, 2008 registered direct offering. The warrants vest immediately, expire in five years and have an exercise price of $1.20 per share.

issued options to purchase 35,000 shares of our common stock to each of our six non-employee directors. The options vest monthly over twelve months, expire in five years and have an exercise price of $0.86 per share.

issued warrants to purchase 166,666 shares of our common stock each to three advisors under a performance agreement. The warrants vest upon completion of the agreements, expired in five years and have an exercise price of $1.50 per share.

The expense for stock options and warrants issued to consultants and employees are calculated at fair value using the Black-Scholes valuation method.

18. SUBSEQUENT EVENTS

In July, 2008 one holder of our common stock exercised warrants and received a total of 250,000 shares of our common stock for an aggregate purchase price of $50,000.

19. FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

In February, 2008 we acquired our Irgovel subsidiary in Pelotas, Brazil. We account for the operations of Irgovel in the Brazilian Real (R$) and include the results of operations and financial position in our consolidated financial statements using the U.S. Dollar Unit of Measure method allowed under FAS 52. The translation of foreign currencies into U.S. dollars is performed for monetary balance sheet accounts using current exchange rates in effect at the balance sheet date and for income and expense accounts using monthly average exchange rates. Non-monetary accounts are re-measured using historical exchange rates. The cumulative effects of translating the functional currencies into the U.S. dollar are included in other comprehensive income.

The following table lists the components of the accumulated translation (loss) or gain and the effect in US dollars.

	Accumulated Translation (Loss)/Gain
	Six Months Ended June 30, 2008
Balance at beginning of period			$-

Net income	R$	1,195,000	31,000
Property, plant, and equipment		13,302,000	(704,000)
Goodwill		23,015,000	(1,217,000)
Investment from parent	R$	26,323,000	1,392,000

Balance at end of period			$(498,000)

20. IMPLEMENTATION OF RECENT ACCOUNTING PRONOUNCEMENTS

During the six months ended June 30, 2008, we implemented the following new accounting policies;

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NutraCea is a health-science company focused on the development and distribution of products based upon the use of stabilized rice bran and proprietary rice bran formulations. Rice bran is the outer layer of brown rice which until recently was an under-utilized by-product of the commercial rice industry. These products include food supplements and medical foods which provide health benefits for humans and animals (known as "nutraceuticals") based on stabilized rice bran, rice bran derivatives and the rice bran oils. In February 2008, we acquired 100% of Irgovel in Pelotas, Brazil (see Note 10 to the consolidated financial statements contained herein), which operates a rice-bran oil manufacturing plant. Rice bran oil is a natural addition to NutraCea's portfolio of value added products derived from rice bran.  A co-product of rice bran oil is defatted rice bran that is currently widely used in animal feeding and has great potential as a food ingredient in human food products after applying NutraCea’s proprietary, patent and patent-pending processes.

Beginning in the first quarter of 2008 with the acquisition of our Irgovel subsidiary we began reporting in two business segments; the Irgovel segment for the manufacture and sale of rice-bran oil products by Irgovel subsidiary, and the NutraCea segment for the manufacture and sale of our SRB and SRB derived products. The following is a discussion of the consolidated financial condition of our results of operations for the three and six months ended June 30, 2008 and 2007.

THREE MONTHS ENDED JUNE 30, 2008 AND 2007

For the three months ended June 30, 2008, the Company’s net loss was $6,093,000, or ($0.04) per share, compared to a profit of $2,002,000 or $0.01 per share, in the same period of 2007, a decrease in net income of $8,095,000. The increased net loss for the quarter was primarily due to the decreased gross margin of $6,096,000, an increase of $371,000 in operating expenses, and a net increase in other expenses, other income, and income taxes of $1,628,000.

Our NutraCea segment contributed a loss before income taxes of $6,898,000 and our Irgovel segment contributed income before taxes of $1,017,000 for the three months ended June 30, 2008 (see Note 16 to the consolidated financial statements included herein).

 Revenues, cost of sales and gross margin

Our consolidated net revenues for the three months ended June 30, 2008 of $10,314,000 decreased $2,682,000 from the $12,996,000 consolidated revenues recorded in the same period last year. This decrease is comprised of a $4,066,000 decrease in product sales and the decrease of $5,000,000 in licensing fee revenue by our NutraCea segment, offset by $6,381,000 of sales contributed by our Irgovel subsidiary. The $4,066,000 decrease in product sales by our NutraCea segment is due to an increase of $615,000 in sales in our core SRB product lines offset by sales in the three months ended June 30, 2007 of $2,080,000 to a new customer and a $2,601,000 of proprietary products to a single customer.

Gross margins on product sales in the three months ended June 30, 2008 were $3,037,000, or 29% compared to $9,133,000, or 70%, a decrease of $6,096,000 compared to the same period last year. Gross margins on our various product lines vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. Our investment in production capacity during 2007 and the first six months of 2008 has increased our fixed operating costs in our NutraCea segment by approximately $750,000 per quarter. Additionally, during the second quarter of 2008 our NutraCea segment operated at 30% capacity overall due to difficulties in obtaining adequate quantities of useable rice bran. Our Mermentau plant was idle from May through July because the rice mill that supplies the plant was not milling rice because of business conditions at their mill un-related to our operations. Our Lake Charles plant began operations in May, 2008 however full production levels have not been reached because the rice mill was phasing in our contract for rice bran. The combination of increased fixed costs and under-utilization of production capacity, along with the $4,995,000 decline in license fees, contributed to the increase in cost of goods sold in our NutraCea segment from 30% to 81% for the quarter ending June 30, 2008. We anticipate that beginning in August, 2008 both rice mills will be operational and our plants will be receiving 100% of the output from each mill. If, however, adequate supplies of raw rice bran remain too low to run our plants at our desired capacity levels we may continue to have lower than desired gross profit margins on our NutraCea product sales.

The following table illustrates the gross margin contribution by each of our segments during the three months ended:

	June 30, 2008						June 30, 2007		Increase/ (Decrease)
	Consolidated	%	NutraCea	%	Irgovel	%	NutraCea	%
Net product sales	$10,309,000		$3,930,000		$6,379,000		$7,996,000		$2,313,000
Royalty and licensing	5,000		5,000		-		5,000,000		(4,995,000)
Total revenues	10,314,000	100	3,935,000	100	6,379,000	100	12,996,000	100	(2,682,000)

Cost of sales	7,277,000	71	3,169,000	81	4,108,000	64	3,863,000	30	3,414,000
Gross Margin	$3,037,000	29	$766,000	19	$2,271,000	36	$9.133,000	70	$(6,096,000)

Operating expenses

Research and Development (“R&D”) expenses were $738,000 and $170,000 for the quarter ended June 30, 2008 and 2007, respectively, an increase of $568,000. The increase was attributed to higher product development costs and employee related expenses due to increased R&D activities and expanded scientific staff compared to the same period last year. We paid $350,000 to Herbal Science Singapore PTE. LTD, the 20% minority member of our research subsidiary Rice Science, LLC., for on-going research programs to commercialize SRB isolates. The Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

Sales, General and Administrative (“SG&A”) expenses were $5,871,000 and $5,657,000 in the three months ended June 30, 2008 and 2007, respectively, an increase of $214,000, or 4%. This increase is due to $1,351,000 of SG&A costs for our Irgovel subsidiary, offset by a $1,137,000 reduction of total SG&A costs in our NutraCea segment. SG&A expenses for our Irgovel subsidiary consist of marketing, selling, and administrative expenses.

Specific changes in SG&A expense is detailed in the following schedule for the three months ended:

	June 30, 2008	June 30, 2007	Increase /(Decrease)
Selling, General, and Administrative Expenses
Payroll	$1,582,000	$1,472,000	$110,000
Employee benefits, payroll taxes, and hiring
expenses	280,000	142,000	138,000
Sales and marketing	223,000	612,000	(389,000)
Allowance for bad debt expense, net	105,000	1,055,000	(950,000)
Operations	258,000	310,000	(52,000)
Travel and entertainment	238,000	349,000	(111,000)
Rent and facility costs	436,000	249,000	187,000
Stock based compensation (net of amounts applied to
R&D and professional fees)	770,000	909,000	(139,000)
Amortization	218,000	222,000	(4,000)
Depreciation , net of
allocation to cost of goods sold	248,000	118,000	130,000
Administration, insurance, and other	162,000	219,000	(57,000)
Total NutraCea segment	4,520,000	5,657,000	(1,137,000)

Total Irgovel segment	1,351,000	-	1,351,000
Total selling, general and administrative expenses	$5,871,000	$5,657,000	$214,000

In the three months ended June 30, 2008 our provision for the allowance for bad debt expense was $105,000 compared to $1,055,000 in the three months ended June 30, 2007, a decrease of $950,000. This change is the result of a $105,000 additional provision for a doubtful accounts receivable.

Professional fees were $1,125,000 and $1,536,000 for the three months ended June 30, 2008 and 2007, respectively, a decrease of $411,000. This decrease is primarily due to the $707,000 decrease in broker and commission fees. The following table lists the changes in each of the professional fees accounts for the three month periods ended:

Professional Fees	June 30, 2008	June 30, 2007	Increase/Decrease

Legal	$374,000	$172,000	$202,000
Accounting	366,000	249,000	117,000
Other consulting fees	169,000	173,000	(4,000)
Broker and commission fees	43,000	750,000	(707,000)
Shareholder relations	173,000	192,000	(19,000)
Total NutraCea segment	1,125,000	1,536,000	(411,000)

Total Irgovel segment	-	-	-
Total professional fees	$1,125,000	$1,536,000	$(411,000)

Other income and expense

Other expenses (net of income) were $1,184,000 in the three months ended June 30, 2008 compared to a net other income of $317,000 for the three month ended June 30, 2007. This $1,501,000 increase is detailed in the following table.

Other income (expense)	June 30, 2008	June 30, 2007	(Increase)/Decrease

Interest income	$161,000	$876,000	$(715,000)
Interest expense	(365,000)	-	(365,000)
Loss on disposal of assets	(331,000)	(309,000)	(22,000)
Other expenses	(586,000)	-	(586,000)
Loss on equity investments	(63,000)	(250,000)	187,000
Total other (expense) income	$(1,184,000)	$317,000	$(1,501,000)

Interest income decreased $715,000 due to lower cash balances being available for investment.

Interest expense increased $365,000 for the three months ended June 30, 2008 due to $262,000 of interest expense on our Irgovel subsidiary for interest on accounts receivable credit lines and $103,000 of interest incurred in our NutraCea segment for our note payable for the leasehold improvements for our warehouse/office in West Sacramento, California, and the interest

Loss on disposal of assets increased $22,000 due to a write-down of $331,000 of inventory related to an infomercial product line compared to the $309,000 charge in the three months ending June 30, 2007 for the abandonment of leasehold improvements in our Sacramento office when we moved the corporate office to Phoenix, AZ.

Other expenses increased $586,000 due to a $221,000 reversal of a an accrued late fee, $205,000 lawsuit settlement on our VIE consolidated subsidiary Vital Living, and $160,000 of other non-operating charges on our Irgovel segment.

The loss on equity investments decreased $187,000. Our loss on the equity investments in GE and PIN from operations was $63,000 compared to the $250,000 loss in the prior period which was due to the payment of the broker’s commission relating to the formation of GE.

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

For the six months ended June 30, 2008, the Company’s net loss was $12,845,000, or ($0.09) per share, compared to net income of $1,755,000, or $0.01 per share, in the same period of 2007, showing a decrease of $14,600,000. The decrease for the six month period was primarily due to the $5,410,000 increase in product sales, offset by the $4,978,000 decline in license fee revenue, and a $7,095,000 increase in cost of goods sold which combined to result in a $6,663,000 decrease in gross margin. Additionally, operating expenses increased $4,878,000 and other expenses (net of other income) increased $3,167,000.

Our NutraCea segment contributed a loss before income taxes of $12,170,000 and our Irgovel segment contributed income before taxes of $1,017,000 for the six months ended June 30, 2008 (see Note 16 to the consolidated financial statements included herein).

Revenues, cost of sales and gross margin

Our consolidated revenues through June 30, 2008 of $15,425,000 increased $432,000, or 3%, from the same period last year. The revenue increase is attributable to $8,618,000 in sales contributed by our Irgovel segment, offset by a $3,206,000 decline in product sales and the decline of $4,978,000 of license fee revenues by our NutraCea segment. The $3,206,000 decline in product sales from our NutraCea segment is due to an increase of $1,475,000 in sales in our SRB product lines offset by sales in the six months ended June 30, 2007 of $2,080,000 to a new customer and a $2,601,000 of proprietary products to a single customer.

Gross margins on sales in the six months ended June 30, 2008 were $3,354,000, or 22%, compared to $10,017,000, or 67%, during the same period last year, a decline of $6,663,000. Gross margins on our various product lines vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. Our investment in production capacity during 2007 and the first six months of 2008 has increased our fixed operating costs in our NutraCea segment by approximately $750,000 per quarter. Additionally, during the six months ended June 30, 2008 our NutraCea segment operated at 42% capacity overall due to difficulties in obtaining adequate quantities of useable rice bran. Our Mermentau plant was idle from May, 2008 through July, 2008 because the mill that supplies the plant was not milling rice because of business conditions at their mill un-related to our operations. Our Lake Charles plant began operations in May, 2008, however full production levels have not been reached because the rice mill was phasing in our contract for rice bran. The combination of increased fixed costs and under-utilization of production capacity, along with the decline of $4,978,000 in license and royalty fees, contributed to the increase in cost of goods sold in our NutraCea segment from 33% to 86% for the six months ending June 30, 2008. We anticipate that beginning in August, 2008 both rice mills will be operational and our plants will be receiving 100% of the output from each mill. If, however, adequate supplies of rice bran remain too low to run our plants at our desired capacity levels we may continue to have lower than desired gross profit margins on our NutraCea product sales.

Also, during the six months ended June 30, 2008 we recorded a charge to cost of goods of $515,000 on our NutraCea segment relating to a credit to a customer to reimburse the customer for products purchased by it, totaling $903,000 during 2007 ultimately determined by the customer to not meet its specifications. This credit relates to a specialty product made for this customer only and is the only significant warranty cost that we have incurred. The customer has agreed to apply the credit against future purchases. We know of no other product warranty contingencies.

The following table illustrates the gross margin contribution by each of our segments during the six months ended:

	June 30, 2008						June 30, 2007		Increase/ (Decrease)
	Consolidated	%	NutraCea	%	Irgovel	%	NutraCea	%
Net product sales	$15,393,000		$6,777,000		$8,616,000		$9,983,000		$5,410,000
Royalty and licensing	32,000		32,000		-		5,010,000		(4,978,000)
Total revenues	15,425,000	100	6,809,000	100	8,616,000	100	14,993,000	100	432,000
Cost of sales
Cost of goods sold	11,556,000	75	5,849,000	86	5,707,000	66	4,976,000	33	6,580,000
Product warranty cost	515,000	3	515,000	8	-	-	-		515,000
Total cost of sales	12,071,000	78	6,364,000	94	5,707,000	66	4,976,000	33	7,095,000
Gross Margin	$3,354,000	22	$445,000	6	$2,909,000	34	$10,017,000	67	$(6,663,000)

Operating expenses

R&D expenses were $1,002,000 and $291,000 for the six months ended June 30, 2008, and 2007, respectively, an increase of $711,000. The increase was attributed to higher product development costs and employee related expenses due to increased R&D activities and expanded scientific staff compared to the same period last year. We paid $350,000 to Herbal Science Singapore PTE. LTD, the 20% minority member of our research subsidiary Rice Science, LLC for on-going research programs to commercialize SRB Isolates. The Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

SG&A expenses were $11,049,000 and $7,970,000 in the six months ended June 30, 2008 and 2007 respectively, an increase of $3,079,000, or 39%. This increase is due to a $1,728,000, or 22%, increase in our Nutracea segment due to expanded investment in personnel, infrastructure, and sales and marketing activities to meet anticipated future demands (with the exception of bad debt expense - see below), and $1,351,000 of SG&A from our Irgovel subsidiary. SG&A expenses for our Irgovel subsidiary consist of marketing, selling, and administrative expenses.

Specific changes in SG&A expense is detailed in the following schedule for the six months ended:

Selling, General, and Administrative Expenses	June 30, 2008	June 30, 2007	Increase / (Decrease)

Payroll	$3,064,000	$2,256,000	$808,000
Employee benefits, payroll taxes,
and hiring expenses	505,000	424,000	81,000
Sales and marketing	696,000	869,000	(173,000)
Allowance for bad debt expense, net	495,000	1,055,000	(560,000)
Operations	625,000	455,000	170,000
Travel and entertainment	587,000	469,000	118,000
Rent and facility cost	846,000	276,000	570,000
Stock based compensation, net of amounts
allocated to R&D and professional fees	1,390,000	1,263,000	127,000
Amortization	427,000	252,000	175,000
Depreciation, net of
allocation to cost of goods sold	525,000	218,000	307,000
Administration, insurance, and other	538,000	433,000	105,000
Total NutraCea segment	9,698,000	7,970,000	1,728,000

Total Irgovel segment	1,351,000	-	1,351,000
Total selling, general and administrative expenses	$11,049,000	$7,970,000	$3,079,000

In the six months ended June 30, 2008 our provision for the allowance for bad debt expense was $495,000 compared to $1,055,000 for the six months ended June 30, 2007, a decrease of $560,000. This change is the result of an additional $152,000 provision for doubtful accounts receivable and an additional $323,000 provision for doubtful notes receivable.

Professional fees were $3,083,000 and $1,995,000 for the six months ended June 30, 2008 and 2007, respectively, an increase of $1,088,000. The higher professional fees in 2008 are due to $393,000 of legal fees for our acquisition of Irgovel and our joint venture agreement with Bright. Broker and commission fees of $793,000 and $750,000, respectively include a $500,000 commission associated with our acquisition of PIN in 2008 and the $750,000 commission paid in 2007 for our Grain Enhancements joint venture. . Professional fees include costs related to accounting, legal and consulting services. The following table lists the increases in each of the professional fees accounts for the three month periods ended:

Professional Fees	June 30, 2008	June 30, 2007	Increase/(Decrease)

Legal	$853,000	$255,000	$598,000
Accounting	811,000	505,000	306,000
Other consulting fees	311,000	218,000	93,000
Broker and commission fees	793,000	750,000	43,000
Shareholder relations	315,000	267,000	48,000
Total NutraCea segment	3,083,000	1,995,000	1,088,000

Total Irgovel segment	-	-	-
Total Professional Fees	$3,083,000	$1,995,000	$1,088,000

Other income and expense

Other expenses (net of other income) were $816,000 for the six months ended June 30, 2008 compared to other income (net of other expenses) of $2,079,000 in the six months ended June 30, 2007, an increase in net expense of 2,895,000.

Other (expenses) income	June 30, 2008	June 30, 2007	(Increase)/Decrease

Interest income	$421,000	$1,388,000	$(967,000)
Interest expense	(485,000)	-	(485,000)
Gain on lawsuit settlement	-	1,250,000	(1,250,000)
Loss on disposal of assets	(331,000)	(309,000)	(22,000)
Other expenses	(341,000)	-	(341,000)
Loss on equity investments	(80,000)	(250,000)	170,000
Total other (expenses) income	$(816,000)	$2,079,000	$(2,895,000)

Interest income decreased $967,000 due to lower cash balances being available for investment.

Interest expense increased $485,000 for the three months ended June 30, 2008 due to $382,000 of interest expense on our Irgovel subsidiary for interest on accounts receivable credit lines and $103,000 of interest incurred in our NutraCea segment for our note payable for the leasehold improvements for our warehouse/office in West Sacramento, California, and the interest incurred during the second quarter for the three month note payable issued for the purchase of our new building in Phoenix, Arizona.

In the six months ended June 30, 2007 we received a $1,250,000 payment for the settlement of a lawsuit (see Note 3 to the consolidated financial statements included herein).

Loss on disposal of assets increased $22,000 due to a write-down of $331,000 of inventory related to an infomercial product line compared to the $309,000 charge in the three months ending June 30, 2007 for the abandonment of leasehold improvements in our Sacramento office when we moved the corporate office to Phoenix, AZ.

Other expenses increased $341,000 due to $205,000 lawsuit settlement on our VIE consolidated subsidiary Vital Living, and $136,000 of other non-operating charges on our Irgovel segment.

The loss on equity investments decreased $170,000. Our loss on the equity investments in GE and PIN from operations was $80,000. The $250,000 loss in the prior period was due to the payment of the broker’s commission relating to the formation of GE.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, our source of liquidity was cash in the amount of $16,067,000. Our cash decreased by $25,231,000 in the six months ended June 30, 2008 from our cash position of $41,298,000 at December 31, 2007. The decrease in cash was primarily due to our $14,970,000 (net of cash acquired with the purchase) investment in Irgovel, the purchase of property, plant, and equipment of 17,698,000 (including $8,400,000 for an industrial building in Phoenix) and our purchase of 51% of PIN (see Note 10 to our consolidated financial statements contained herein) for $10,675,000, offset by the receipt of approximately $18,775,000 (net of expenses) from our registered direct offering of equity in April, 2008.

On April 1, 2008 we received $5,000,000 from PAHL in payment of the note receivable entered into in June 2007 for the sale to PAHL of licensing rights. Originally due over five year terms, the note was modified in January 2008 to allow for the forgiveness of accrued interest on the note if the full principal was paid by March 31, 2008. As the payment was in transit on that date the company agreed to honor the forgiveness of interest due thru March 31, 2008 of approximately $175,000.

For the six months ended June 30, 2008, net cash used in operations was $6,382,000, compared to cash used in operations in the same period of 2007 of $369,000, an increase of $6,013,000. This increase in cash used in operations resulted from the increase in our net loss of $14,600,000, offset by the net increase in non-cash charges against income of $234,000 and the net increase in the change in operating assets and liabilities of $8,353,000.

Inventories increased in the six months ended June 30, 2008 by $3,139,000, from the $1,808,000 balance at December 31, 2007. $1,952,000 of this increase is due to our acquisition of Irgovel. The balance of the increase, or $1,187,000 on our NutraCea segment was caused by our intentional growth of inventory levels in anticipation of future orders. With the completion of our Mermentau and Lake Charles, Louisiana, plants, our production capacity now is able to meet current contracted demand. We have increased sales of our core SRB product lines by $1,475,000 in the six months ended June 30, 2008 compared to the same period last year, and believe that such sales growth will continue.

Cash used in investing activities in the six months ended June 30, 2008 was $38,186,000, compared to $16,680,000 for the same period of 2007. This increase of $21,506,000 was primarily caused by our $14,970,000 (net of $79,000 cash acquired with the purchase) investment in Irgovel (see Note 10 in our consolidated financial statements contained herein), an increase of $17,698,000 in expenditures for plant expansions and other fixed assets, and our $10,675,000 investment in PIN (see Note 10), offset by the receipt of $6,978,000 in payments due on notes receivable.

Cash provided by financing activities for the six months ended June 30, 2008 and 2007, was approximately $19,343,000, and $53,682,000, respectively, a decrease of $34,339,000. This decrease is primarily composed of a $28,030,000 decrease in the proceeds of our direct offerings, and a decrease of $6,192,000 decrease in proceeds from the exercise of common stock options and warrants.

In April 2008 we issued in a registered offering, common stock and warrants for aggregate gross proceeds of approximately $20,000,000 ($18,775,000 after offering expenses). We issued an aggregate of 22,222,223 shares of common stock and warrants to purchase an aggregate of 6,666,664 shares of our common stock combined in “units” at a price of $0.90 per unit. Each unit consists of one share of Nutracea common stock and a five year warrant to purchase 0.3 of a share of NutraCea common stock at an exercise price of $1.20 per share. An advisor for the financing received a customary 6% cash fee, base on aggregate gross proceeds received from the investors, reasonable expenses and a warrant to purchase 1,333,333 shares of our common stock at an exercise price of $1.20. Using the Black-Scholes method, the fair value of these warrants to purchase 7,999,997 shares of common stock is approximately $3,102,000. If exercised, we would receive approximately $9,600,000.

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

We believe we have sufficient cash reserves to meet all anticipated short-term operating requirements. We anticipate raising capital to complete our capital improvement projects in the United States and Brazil.

Purchase of customer list

During the third quarter of 2008 we expect to complete the purchase of a customer list and existing book of business from one of our rice mill suppliers for $3,100,000.

Long-term financing needs

In January 2008 we entered into an agreement to construct a wheat mill in Indonesia and acquired 51% of an Indonesian company, PIN (see Note 10 to the financial statements included herein), which owns lands and has the approvals necessary for the construction of such a mill. We anticipate that this project will require additional funding of approximately $25,000,000, of which approximately $12,500,000 will be invested each by the minority partner and NutraCea.

In April 2008 we announced an agreement to form a joint venture with Bright Holdings (Hong Kong) Company, Ltd. (“Bright”), to develop, construct, and operate facilities in China to produce, market, distribute and sell rice oil, defatted rice bran and other products derived from rice bran. NutraCea will have an approximate 72% interest in the joint venture, but will designate 80% of the board members and contribute 80% of the capital investment. NutraCea and Bright’s capital contributions to the joint venture are to total approximately $64,000,000, of which NutraCea will be required to contribute approximately $51,000,000 over the next twenty-four months.

We expect to meet these funding requirements by raising additional capital through sales of equity or debt or a combination thereof.

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

Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time the estimate is made. Management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of our Board of Directors. We believe our critical accounting policies include those addressing revenue recognition, allowance for doubtful accounts, and valuation of goodwill and intangible assets.

Revenue Recognition

We derive our revenue primarily from product sales. Product is shipped when an approved purchase order is received. Products shipped by us are generally sold FOB Origin, with the customer taking title to the product once it leaves our plant via common carrier as that is when risk of loss is transferred. At this point, the price to the customer is fixed and determinable, and collectability is reasonably assured. Deposits are deferred until either the product has shipped or conditions relating to the sale have been substantially performed.

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

Sometimes a customer order is completed and such order is stored at the warehouse at the customer’s request. In these cases, we refer to Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which requires four basic criteria be met before we recognize revenue on bill and hold transactions:

(1) our purchase orders demonstrates that persuasive evidence of an arrangement exists;
(2) risk of ownership has passed to those customers requesting that the transaction be on a bill and hold basis because of their fulfillment business practices for ensuring goods are available to meet their customers demands; all our obligations and no further performance obligations by us are required; our customers have made arrangements for future shipping instructions with our third party manufacture where they store their inventory occupy warehouse space; and the customer has acknowledged taking title and risk of loss for the product purchased.
(3) the selling price has been fixed and determinable; and
(4) collectability is reasonably assured.

In order to assess whether the price is fixed and determinable, we ensure there are no refund rights. If payment terms are based on future performance or a right of return exists, we defer revenue recognition until the price becomes fixed and determinable. We assess collectability based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection of a payment is not reasonably assured, revenue recognition is deferred until the time collection becomes reasonably assured, which is generally upon receipt of payment. Changes in judgments and estimates regarding application of SAB No. 104 might result in a change in the timing or amount of revenue recognized.

Occasionally, we will grant exclusive use of our labels by customers in specific territories in exchange for a nonrefundable fee. Under EITF 00-21, Revenue Recognition with Multiple Deliverables, each label licensing provision is considered to be a separate unit of accounting. Each agreement is individually evaluated to determine appropriate revenue recognition in accordance with SAB 104. If all of the following four SAB 104 basic criteria are met, revenue will be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

Additionally, the license agreement is expressly not contingent on any future performance requirements by NutraCea or customers, nor tied to special discount to market pricing. The license agreement is not a vehicle for favored, discounted pricing.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the aging of accounts receivable and notes receivable.  We analyze historical bad debts, the aging of customer accounts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  From period to period, differences in judgments or estimates utilized may result in material differences in the amount and timing of our bad debt expenses.

We continuously monitor collections from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. Credit losses have historically exceeded our expectations and the provisions established. Accordingly, there is a risk that credit losses in the future also may exceed our provisions in which case our operating results would be adversely affected. In 2007, NutraCea experienced significant credit losses of $3,233,000 compared to $9,000 in the prior year. These sales were made to customers that had good payment history, fit our strategic business plan and, depending on the transaction size, provided a substantial down payment. However, these customers encountered business difficulties and were unable to make payments. In addition, another customer had difficulties funding their marketing plan. We continue to evaluated our credit policy to ensure that the customers are worthy of terms and will support our business plans.

Valuation of Goodwill and Long-Lived Assets

Long-lived assets, consisting primarily of property and equipment, patents and trademarks, and goodwill, comprise a significant portion of our total assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. We assess the impairment of goodwill and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment is reviewed at least annually, generally in the fourth quarter of each year.

Factors we consider important that could trigger an impairment, include the following:

▪	significant underperformance relative to expected historical or projected future operating results;

▪	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

▪	Significant negative industry or economic trends;

▪	Significant declines in our stock price for a sustained period; and

▪	Decreased market capitalization relative to net book value.

When there is an indication that the carrying value of goodwill or a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss is recognized if the carrying amount exceeds its fair value.

Our impairment analyses require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including estimating the profitability of future business strategies. We have not made any material changes in our impairment assessment methodology during the past two fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets. The cash flow projections are based on historical experience, management’s view of growth rates within the industry, and the anticipated future economic environment.

When we determine that the carrying value of patents and trademarks, long-lived assets and related goodwill and enterprise-level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model. During 2007, in connection with the annual impairment testing, NutraCea recorded an impairment loss of $1.3 million in association with the Vital Living transaction. This is the first impairment loss incurred by us.

Goodwill impairment

In accordance with Statement of Financial Accounting Standards (SFAS) 142, the Company is required to test goodwill for impairment at least annually. The goodwill impairment test compares the fair value of individual reporting units to the carrying value of these reporting units. If fair value is less than carrying value then a goodwill impairment may be present. The market value of the Company’s common stock is an indicator of fair value and a consideration in determining the fair value of the company’s reporting units. SFAS 142 also requires goodwill to be tested for impairment between the annual test if an event occurs or circumstances change that “more likely than not” reduce the fair value of a reporting unit below its carrying value.

While there have been no significant changes in four of five triggering factors listed above, our share price has declined by 48% from $1.40 per share at December 31, 2007, to $0.73 per share at June 30, 2008, indicating a significant decline in market capitalization.

At June 30, 2008 the market value of our stock was $0.73. This fair market price multiplied by the company’s outstanding common stock (including the addition of a 20% control premium) yields a fair value of approximately $147,000,000 which exceeds the companies carrying value of approximately $124,000,000. Based on this analysis we can conclude that it is “more likely than not” that fair value exceeds carrying value at June 30, 2008. Therefore, we have concluded that no triggering events have occurred as of June 30, 2008 that would require an interim impairment test.

As of August 7, 2008 the market price of our stock was $0.68 which multiplied by the company’s outstanding common stock (including the addition of a 20% control premium) at June 30, 2008 yields a fair value of approximately $137,000,000 which exceeds the companies carrying value of approximately $124,000,000 which indicates that no triggering event has occurred that would require an interim impairment test.

If, however, the market value of the Company’s common stock continues to decline then the carrying value of the company could exceed fair value which would require us to perform an interim impairment test. For example, if our share price declined to a sustained level of around $0.45 per share, this could result in an impairment of the carrying value of goodwill of our NutraCea segment of up to approximately $32,000,000.

Stock-Based Compensation

We have a stock incentive plan that provides for the issuance of stock options, restricted stock and other awards to employees and service providers. We calculate compensation expense according to the provisions of revised Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), “Share-Based Payment.” Under SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We have awards with performance conditions. We adopted the provisions of SFAS No. 123(R) on January 1, 2006, using a modified prospective application. Accordingly, prior periods have not been revised for comparative purposes. Stock-based compensation expense recognized is based on the value of share-based payment awards that are ultimately expected to vest, which coincides with the award holder’s requisite service period.

We estimate the value of our share-based payment awards using the Black-Scholes-Merton option-pricing model, and amortize all new grants as expense on a straight-line basis over the vesting period.

Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates. Because valuation model assumptions are subjective, in our opinion, existing valuation models, including the Black-Scholes-Merton model, may not provide reliable measures of the fair values of our share-based compensation awards. There is not currently a generally accepted market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models. Although we estimate the fair value of employee share-based awards in accordance with SFAS 123(R) and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, or SAB No. 107, the option-pricing model we use may not produce a value that is indicative of the fair value achieved in a willing buyer/willing seller market transaction.

The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes-Merton model is affected by our stock price and the historical volatility on our traded options, as well as the input of other subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and our expected stock price volatility over the term of the awards.

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We assess the forfeiture rate on a quarterly basis and revise the rate when deemed necessary.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents have been maintained only with maturities of 30 days or less. Our short-term investments have interest reset periods of 30 days or less. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates. As of June 30, 2008, we had approximately $87,000 of long-term debt bearing interest at 8%. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. We do not believe that a hypothetical adverse change of 10% in interest rates would have a material effect on our financial position.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to ensure that information we are required to disclose by NutraCea in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Risks Related to Our Business

We have a limited operating history and have generated losses in each quarter of 2008 and for each year other than 2006.

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

We may face difficulties integrating businesses we acquire,

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

An important component of our business strategy is to build rice bran stabilization facilities in foreign countries and to market and sell our products internationally. For example, we recently entered into a joint ventures to produce and market our SRB products in Southeast Asia and China and purchased a company in Brazil that manufactures rice bran oil. There are risks in operating stabilization facilities in developing countries because, among other reasons, we may be unable to attract sufficient qualified personnel, intellectual property rights may not be enforced as we expect, power may not be available as contemplated. Should any of these risks occur, we may be unable to maximize the output from these facilities and our financial results may decrease from our anticipated levels. The inherent risks of international operations could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include, among others:

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

We depend on limited number of customers.

During 2007, our NutraCea segment received approximately 51% of product sales revenue from six customers and approximately 15% of our revenue from one customer. During the six months ended June 30, 2008, two customers accounted for 12% of our sales in our NutraCea segment. A loss of any of these customers could have a material adverse effect on our revenues and results of operations.

The inability of our significant customers to meet their obligations to us may adversely affect our financial results.

We are subject to credit risk due to concentration of our trade accounts receivables and notes receivables. For our NutraCea segment, as of June 30, 2008, two customers accounted for 61% of our $4,898,000 gross trade accounts receivables. Both of these customers balances are past due and we have recorded a 100% allowance for doubtful accounts of $3,084,000. In addition, we acquired secured promissory notes of Vital Living, Inc. with aggregate principal amounts of $4,226,000 in connection with our entering into an asset purchase agreement with Vital Living to acquire Vital Living’s assets. While we obtain personal guarantees and security interests backing these obligations when possible, many of these obligations are not guaranteed or secured. The inability of our significant customers and obligors to meet their obligations to us, or, in the case of Vital Living, the deterioration of Vital Living’s financial condition or assets before we are able to consummate our asset purchase, may adversely affect our financial condition and results of operations.

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

The majority of our current products depend on our proprietary technology using unstabilized or raw rice bran, which is a by-product from milling paddy rice to white rice. Our ability to manufacture stabilized rice bran raw is currently limited to the production capability of our production equipment at Farmers’ Rice Co-operative and Archer Daniels Midland, our own plants located next to the Louisiana Rice Mill in Mermentau, Louisiana, Farmer’s Rice Inc. in Lake Charles, Louisiana, and American Rice, Inc. in Freeport, Texas, and our single value-added products plant in Dillon, Montana. We currently are capable of producing enough finished products at our facilities to meet current demand. With the exception of our newly acquired rice bran oil facility in Pelotas, Brazil, our existing plants do not allow for dramatic expansion , therefore additional domestic production capacity will be needed if demand increases.

We are pursuing other supply sources in the United States and in foreign countries and anticipate being able to secure alternatives and back-up sources of rice bran. However, there can be no assurance that we will continue to secure adequate sources of raw rice bran to meet our requirements to produce stabilized rice bran products. For example, our Mermentau plant was idle from May through July, 2008, because the rice mill that supplies the plant was not milling rice due to business reasons un-related to our operations. In addition, since rice bran has a limited shelf life, the supply of rice bran is affected by the amount of rice planted and harvested each year. If economic or weather conditions adversely affect the amount of rice planted or harvested, the cost of rice bran products that we use may increase. We are not generally able to pass cost increases to our customers and any increase in the cost of stabilized rice bran products would have an adverse effect on our results of operations.

We face risks in our wheat bran stabilization efforts.

In January 2008, through a newly formed wholly owned subsidiary, we entered an agreement to develop and lease Wheat Bran Stabilization equipment to an Indonesian company. Our efforts to prove our Wheat Bran Stabilization technology on an industrial scale may not be successful and the demand for stabilized wheat bran products may not grow as we anticipate.

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

We have not yet achieved positive cash flow

We have not generated a positive cash flow from operations continuous period to period since commencing operations, and have relied primarily on cash raised from the sale of our securities to fund capital investments and acquisitions. We raised in a public offering of our common stock and warrants to purchase our common stock approximately $20,000,000 in April 2008. Additionally, we raised in private placements of equity approximately $50,000,000 in February 2007, $17,560,000 in May 2006, and $8,000,000 in October 2005. While we believe that we have adequate cash reserves and working capital to fund current operations, our ability to meet long term business objectives may be dependent upon our ability to raise additional financing through public or private equity financings, establish increasing cash flow from operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund long-term operations. There is no assurance that external funds will be available on terms acceptable to us in sufficient amount to finance operations until we do reach sufficient positive cash flow to fund our capital expenditures. In addition, any issuance of securities to obtain such funds would dilute percentage ownership of our shareholders. Such dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. Incurring additional debt may involve restrictive covenants and increased interest costs and demand on future cash flow. Our inability to obtain sufficient financing may require us to delay, scale back or eliminate some or all of our product development and marketing programs.

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

Our success depends upon the efforts of our top management team, including the efforts of Bradley D. Edson, our President and Chief Executive Officer, Todd C. Crow, our Chief Financial Officer, Leo Gingras, our Chief Operating Officer, and Kody K. Newland, our Senior Vice President of Sales and Marketing. Although we have written employment agreements with each of the foregoing individuals, other than Ms. Adelman, there is no assurance that such individuals will not die, become disabled, or resign. In addition, our success is dependent upon our ability to attract and retain key management persons for positions relating to the marketing and distribution of our products. There is no assurance that we will be able to recruit and employ such executives at times and on terms acceptable to us.

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

Risks Related to Our Stock

Our Stock Price is Volatile.

The market price of a share of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The high and low closing prices of a share of common stock for the following periods were:

	High	Low

Three months ended June 30, 2008	$1.13	$0.69

Six months ended June 30, 2008	$1.56	$0.69

Twelve months ended December 31, 2007	$5.00	$0.75

Twelve months ended December 31, 2006	$2.74	$0.60

The market price of a share of our common stock may continue to fluctuate in response to a number of factors, including:

•	announcements of new products or product enhancements by us or our competitors;

•	fluctuations in our quarterly or annual operating results;

•	developments in our relationships with customers and suppliers;

•	the loss of services of one or more of our executive officers or other key employees;

•	announcements of technological innovations or new systems or enhancements used by us or our competitors;

•	developments in our or our competitors intellectual property rights;

•	adverse effects to our operating results due to impairment of goodwill;

•	failure to meet the expectation of securities analysts’ or the public; and

•	general economic and market conditions.

We have significant “equity overhang” which could adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of equity securities.

As of Augusts 4, 2008, 167,993,724 shares of our common stock were outstanding. Additionally, as of August 4, 2008, options and warrants to purchase approximately 51,121,000 shares of our common stock were outstanding. The possibility that substantial amounts of our outstanding common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

Sales of Our Stock Pursuant to Registration Statements May Hurt Our Stock Price

We granted registration rights to the investors in our October 2005, May 2006 and February 2007 capital stock and warrant financings. As of August 4, 2008, approximately 33,721,000 shares of our common stock remained eligible for resale pursuant to outstanding registration statements filed for these investors. In addition, we have filed a registration statement to cover our issuance and sale of up to $125,000,000 of common stock, preferred stock, and warrants to purchase common or preferred stock. We sold an aggregate of 22,222,223 shares of common stock and warrants to purchase an aggregate 6,666,664 shares of our common stock for gross proceeds of $20,000,000 pursuant to that registration statement in April, 2008. Additional sales or potential sales of a significant number of shares into the public markets may negatively affect our stock price.

The Exercise of Outstanding Options and Warrants May Dilute Current Shareholders

As of August 4, 2008, there were outstanding options and warrants to purchase approximately 51,121,000 shares of our common stock. Holders of these options and warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Moreover, while these options and warrants are outstanding, our ability to obtain financing on favorable terms may be adversely affected.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

a.
We held our Annual Meeting of Shareholders on June 4, 2008 (“Annual Meeting”). Out of 145,076,146 shares of common stock entitle to vote at such meeting, there were present in person or by proxy 119,233,240 shares of common stock.

b.	At the Annual Meeting, the following seven individuals were elected to the Company’s Board of Directors.

Nominee	Votes Cast For	Withheld or Against

Bradley D. Edson	105,344,724	13,878,516

David S. Bensol	106,137,184	13,086,056

Wesley K. Clark	105,467,183	13,756,057

James Lintzenich	107,498,679	11,724,561

Edward L McMillan	107,970,032	11,253,208

Steven W. Saunders	108,320,838	10,902,402

Kenneth L. Shropshire	108,161,577	11,061,663

c.	The following additional proposals were considered at the Annual Meeting and were not approved by the vote of the stockholders, in accordance with the tabulation shown below:

(1) Proposal to approve an amendment to the Company’s 2005 Equity Incentive Plan to limit the number of shares that may be granted to any person annually in order to allow NutraCea to receive certain corporate income tax deductions that may otherwise be limited by Internal Revenue Code Section 162(m):

Votes For	Votes Against	Abstain	Broker non-vote

33,118,946	9,835,876	441,864	75,827,554

(2) Proposal to approve an amendment to the 2005 Equity Incentive Plan to increase the size of the automatic annual option grants to our non-employee directors:

Votes For	Votes Against	Abstain	Broker non-vote

24,666,519	18,079,939	649,227	75,827,555

Item 5.

Other Information

In August 2008 we amended Bradley Edson’s employment agreement with us to clarify that our board of directors or the Compensation Committee of NutraCea’s board of directors, at their discretion, could grant cash bonuses to Mr. Edson. Our board of directors approved the amendment on the same date.

Vital Living, Inc.

As discussed elsewhere in this quarterly report on Form 10-Q, NutraCea holds secured promissory notes of Vital Living, Inc. that have aggregate principal amounts of $4,226,000. Vital Living’s obligations under the notes are secured by a security interest in substantially all of the assets of Vital Living, and the principal and accrued and unpaid interest on the notes become due and payable on December 15, 2008.

On August 7, 2008 we delivered a notice of default to Vital Living declaring that an event of default has occurred under the notes and that all amounts payable under the notes be immediately due and payable. We declared an event of default based upon Vital Living’s written admission to NutraCea that it is unlikely to be able to meet its obligations under the notes and, among other things, Vital Living’s low levels of cash and cash equivalents.

We are evaluating our options under the notes and the related security agreement, including foreclosing on the collateral that secures the notes. As of the date we filed this report of Form 10-Q, Vital Living has not responded to our notice of default. Vital Living may disagree with our belief that an event of default has occurred. If we decide to foreclose on the collateral, we may not be able to do so in a timely or complete manner.

Item 6.  Exhibits

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit
1.1(1)	Placement Agency Agreement, dated April 24, 2008, by and between NutraCea and Rodman & Renshaw, LLC
2.1	Schedules to Quotas Purchase and Sale Agreement, dated January 31, 2008, between NutraCea and Quota Holders of Irgovel Industria Riograndens De Oleos Vegitais Ltda.
4.1(1)	Form of Common Stock Purchase Warrant.
10.1	Second Amendment of Employment Agreement between NutraCea and Todd C. Crow.
10.2	Form of Restricted Stock Grant Agreement for 2005 Equity Incentive Plan.
10.3(1)	Form of Securities Purchase Agreement, dated as of April 24, 2008, by and between NutraCea and each investor signatory thereto.
10.4+	Shareholders’s Agreement dated June 25, 2008.
10.5	Second Amendment of Employment Agreement between NutraCea and Brad Edson.
31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Office Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.

+ Confidential treatment requested as to certain portions

(1) incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on April 28, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEA

Dated: August 11, 2008	/s/ Bradley Edson
Bradley Edson
Chief Executive Officer

Dated: August 11, 2008	/s/ Todd C Crow
Todd C. Crow,
Chief Financial Officer (Principal Accounting Officer)