Form 10-Q
period 2008-09-30
NUTRACEA
filed 2008-11-07
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange.

Large accelerated filer ☐ Accelerated filer ☒

Non-accelerated filer ☐ (do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 168,124,554 as of October 31, 2008.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,702,000	$41,298,000
Restricted cash	2,363,000	758,000
Trade accounts receivable, net of allowance for doubtful accounts of $3,404,000 and $2,999,000, respectively	2,992,000	2,346,000
Inventories	4,945,000	1,808,000
Notes receivable, net of allowance for doubtful notes receivable of $573,000 and $250,000, respectively	921,000	2,936,000
Deposits and other current assets	3,248,000	2,545,000

Total current assets	23,171,000	51,691,000

Restricted cash	1,344,000	1,791,000
Notes receivable, net of current portion	-	5,039,000
Property and equipment, net	46,652,000	19,328,000
Investment in joint ventures	11,751,000	1,191,000
Patents and trademarks, net of accumulated amortization	5,139,000	5,743,000
Other non-current	124,000	-
Goodwill, net of $1,300,000 impairment	52,668,000	39,510,000

Total assets	$140,849,000	$124,293,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,126,000	$7,596,000
Notes payable, current portion	710,000	23,000

Total current liabilities	15,836,000	7,619,000

Long-term liabilities:
Notes payable, net of current portion	4,379,000	77,000
Total liabilities	20,215,000	7,696,000

Commitments and contingencies	-	-

Shareholders’ equity:
Common stock, no par value, 350,000,000 shares authorized, 167,994,000 and 144,108,000 shares issued and outstanding	199,185,000	177,813,000
Accumulated deficit	(78,594,000)	(61,216,000)
Foreign currency cumulative translation adjustment	43,000	-
Total shareholders’ equity	120,634,000	116,597,000

Total liabilities and shareholder’s equity	$140,849,000	$124,293,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Revenues
Product sales, net of discounts	$11,193,000	$3,048,000	$26,563,000	$13,031,000
Less sales returns	-	(1,551,000)	(119,000)	(1,551,000)
Licensing and royalty revenue	8,000	23,000	39,000	5,033,000
Total revenues	11,201,000	1,520,000	26,483,000	16,513,000

Cost of sales	8,704,000	1,635,000	20,775,000	6,611,000

Gross profit (loss)	2,497,000	(115,000)	5,708,000	9,902,000

Operating expenses
Research and development expenses	266,000	155,000	1,268,000	446,000
Selling, general and administrative expenses	6,484,000	4,576,000	17,534,000	12,546,000
Professional fees	303,000	747,000	3,385,000	2,742,000
Total operating expenses	7,053,000	5,478,000	22,187,000	15,734,000

Loss from operations	(4,556,000)	(5,593,000)	(16,479,000)	(5,832,000)

Other income (expense)
Interest income	176,000	778,000	597,000	2,167,000
Interest expense	(107,000)	-	(448,000)	-
Gain on settlement	-	-	-	1,250,000
Gain (loss) on disposal of assets	211,000	-	(462,000)	(309,000)
Loss on equity investments	(35,000)	(36,000)	(115,000)	(286,000)
Total loss before income tax	(4,311,000)	(4,851,000)	(16,907,000)	(3,010,000)

Income tax expense	(222,000)	67,000	(541,000)	(18,000)
Net loss from continuing operations	(4,533,000)	(4,784,000)	(17,448,000)	(3,028,000)

Minority interest	-	-	70,000	-
Net loss	$(4,533,000)	$(4,784,000)	$(17,378,000)	$(3,028,000)

Basic and diluted loss per share:
Basic loss per share	$(0.03)	$(0.03)	$(0.12)	$(0.02)
Fully diluted loss per share	$(0.03)	$(0.03)	$(0.12)	$(0.02)
Weighted average basic number of
shares outstanding	167,866,000	141,084,000	147,947,000	131,054,000
Weighted average diluted number of
shares outstanding	167,866,000	141,084,000	147,947,000	131,054,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Net loss	$(4,533,000)	$(4,784,000)	$(17,378,000)	$(3,028,000)

Other comprehensive income:
Foreign currency
Translation adjustment	541,000	-	43,000	-
Unrealized gain on
marketable securities	-	-	-	91,000

Net comprehensive (loss)	$(3,992,000)	$(4,784,000)	$(17,335,000)	$(2,937,000)

The accompanying notes are an integral part of these consolidated condensed financial statements.

NUTRACEA AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(17,378,000)	$(3,028,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,870,000	1,453,000
Provision for doubtful notes receivable	323,000	-
Provision for doubtful accounts receivable	310,000	800,000
Loss on disposal of assets	331,000	309,000
Stock-based compensation	1,956,000	1,667,000
Recognition of deferred income	(89,000)	-
Loss on equity investments	115,000	286,000
Net changes in operating assets and liabilities (net of effects of Irgovel acquisition and Vital Living, Inc. consolidation):
Trade accounts receivable	121,000	(1,545,000)
Inventories	(2,695,000)	(623,000)
Deposits and other current assets	(282,000)	(400,000)
Accounts payable and accrued liabilities	5,730,000	(485,000)
Effect of exchange rate change	(52,000)	-
Net cash used in operating activities	(8,740,000)	(1,566,000)

Cash flows from investing activities:
Restricted cash	(1,158,000)	-
Proceeds from payments of notes receivable	7,025,000	3,965,000
Issuance of notes receivable	(294,000)	(5,670,000)
Investments in subsidiaries (net of cash acquired with purchase)	(25,646,000)	(7,312,000)
Purchases of property and equipment	(21,989,000)	(8,208,000)
Investment in joint venture	-	(1,500,000)
Purchases of other intangible assets	(40,000)	(802,000)
Effect of exchange rate change	75,000	-
Net cash used in investing activities	(42,027,000)	(19,527,000)

Cash flows from financing activities:
Proceeds from equity financing, net of expenses	18,775,000	46,805,000
Proceeds from exercise of common stock options	745,000	8,967,000
Registration costs	(104,000)	-
Payment on notes payable	(1,076,000)	-
Effect of exchange rate change	(163,000)	-
Net cash provided by financing activities	18,177,000	55,772,000

Effect of foreign currency	(6,000)	-
Net (decrease) increase in cash	(32,596,000)	34,679,000

Cash, beginning of period	41,298,000	14,867,000
Cash, end of period	$8,702,000	$49,546,000

Supplemental disclosures:
Cash paid for interest	$448,000	$2,000
Cash paid for income taxes	$541,000	$17,000
Non-cash disclosures of investing and financing activities:
Accounts receivable converted to note receivable	$-	$3,881,000
Accounts receivable exchanged for an intangible asset	$-	$300,000
Conversion of preferred stock to common stock	$-	$5,490,000
Settlement of accounts receivable net, to acquire an intangible asset	$-	$284,000
Unrealized gain on marketable securities	$-	$91,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

NUTRACEA AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements of NutraCea (“NutraCea”, “the Company”, “we”, “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in NutraCea’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for 2007 as reported in the 2007 10-K have been omitted.

The unaudited condensed consolidated financial statements include the accounts of NutraCea and our wholly-owned subsidiaries as well as a variable interest entity, Vital Living, Inc., for which we are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”), Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” or FIN 46R. In February 2008, we acquired 100% ownership of Irgovel, which operates a rice-bran oil manufacturing facility in Pelotas, Brazil (see Note 10). In March and June, 2008, through our newly-formed wholly owned subsidiary Medan, we acquired an aggregate of 51% of the outstanding shares of capital stock of PT Panganmas Inti Nusantara, an Indonesian Company (“PIN”) (see Note 10). All inter-company accounts and transactions have been eliminated.

We operate in two business segments (see Note 16); the NutraCea segment, which manufactures and distributes bulk ingredients primarily derived from Stabilized Rice Bran (“SRB”), utilizing our unique and proprietary technology and the Irgovel segment, which consists of our rice-bran oil and fatted and de-fatted SRB manufacturing subsidiary in Pelotas, Brazil. Our interest in PIN is a non-controlling interest (see Note 10), therefore we include its results of operations as a gain or loss on an equity investment in our NutraCea segment.

Foreign currencies

The functional currency for the Company’s wholly-owned subsidiary, Irgovel, is the Brazilian Real (R$). Accordingly, the balance sheet of Irgovel is translated into United States dollars using the exchange rate in effect at the balance sheet date, except for goodwill, property and equipment, and investment from parent amounts which are reported at the exchange rate effective at the date those amounts were invested (see Note 19). Revenues and expenses are translated using the average exchange rates in effect during the period. The gains and losses from foreign currency translation of the financial statements of these subsidiaries are reported as a separate component of stockholders’ equity under the caption “Foreign currency translation adjustment.”

2. STOCK-BASED COMPENSATION

On January 1, 2006, NutraCea adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. NutraCea adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the three and nine months ended September 30, 2008 and 2007 reflect the impact of adopting SFAS 123(R).

For all agreements where stock is awarded as partial or full consideration, the expense is valued at the fair value of the stock. Expenses for stock options and warrants issued to consultants and employees are calculated based upon fair value using the Black-Scholes valuation model.

Stock-based compensation expenses consisted of the following for the three and nine months ended September 30:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Consultants	$116,000	$64,000	$525,000	$345,000
Directors	126,000	117,000	520,000	204,000
Officers and employees	260,000	223,000	911,000	1,063,000
To directors and former director for services outside of directors duties	-	-	-	55,000

Total stock-based compensation expense	$502,000	$404,000	$1,956,000	$1,667,000

The Company used the following weighted-average assumptions to estimate the fair value of options and warrants granted for the three months ended September 30, 2008 and 2007:

	2008	2007

Risk-free interest rate	2.60%	4.83%
Expected volatility	92.95%	70.76%
Expected term (years)	2.52	6.21
Resulting average fair value	$0.29	$1.70

The Company’s unrecognized compensation expense, before income tax and adjusted for estimated forfeitures, related to outstanding unvested stock-based awards as of September 30, 2008 was approximately as follows:

	Weighted average Remaining Expense Life (years)	Unrecognized Expense
Options and warrants	1.04	$1,862,000

3. MARKETABLE SECURITIES

On September 8, 2004, NutraCea purchased 1,272,026 shares of Langley Park Investment Trust, PLC (“Langley”), a United Kingdom closed-end mutual fund then actively traded on a London exchange. Per the stock purchase agreement, NutraCea paid with 7,000,000 shares of its own common stock. On September 8, 2006, NutraCea commenced a lawsuit against Langley in the United States District Court for the Eastern District of California, Sacramento Division regarding this transaction. The matter was settled on March 27, 2007. Pursuant to the settlement, NutraCea received $1,250,000 from Langley in March, 2007. The $1,250,000 settlement is included in the statement of operations as other income in the nine months ended September 30, 2007. During the third quarter of 2007 Langley ceased trading and began the process of liquidating the investments. NutraCea has received cash of $127,000 from this liquidation. The realizable value of the balance of the funds is uncertain and as a result we have recorded the fair market value of Langley as $0 at September 30, 2008 and December 31, 2007.

 4. INVENTORY

Inventories by segment are composed of the following:

		September 30,		December 31,
		2008		2007
	Consolidated	NutraCea	Irgovel	NutraCea

Finished goods	$2,974,000	$2,237,000	$737,000	$1,396,000
Work in process	440,000	-	440,000	-
Raw materials	1,128,000	460,000	668,000	184,000
Packaging supplies	403,000	403,000	-	228,000
Total inventories	$4,945,000	$3,100,000	$1,845,000	$1,808,000

5.  NOTES RECEIVABLE

At September 30, 2008, we held six secured promissory notes payable to the Company with aggregate outstanding amounts under these notes of $1,494,000 (net of allowance for doubtful notes receivable of $573,000), all of which is reported as current. These secured promissory notes bear interest at annual rates ranging from 5% to 10% with the principal and all accrued interest due and payable to us at dates ranging from October 2008 to September 2009.

During the nine months ended September 30, 2008 we loaned a total of $294,000 to certain strategic partners, which loans were evidenced by promissory notes, and received payments totaling $7,025,000 on existing promissory notes. During the nine months ended September 30, 2008 and 2007 we also accrued interest income of $182,000 and $139,000, respectively, and received cash payments of $49,000 and $115,000 for accrued interest, respectively.

At December 31, 2007 we had a $1,968,000 note due from ITV Global, an infomercial marketing company, for a sale made in December 2007. The note carries scheduled payments over a five month period. We obtained a security interest in certain assets of the customer to secure payments under the note. This note was paid in full during the second quarter of 2008.

In April 2007 we converted $365,000 of a customer’s accounts receivable to a note receivable and combined it with an existing note from that customer for a total note receivable of $500,000, bearing interest at 10% and due in October 2007. In December, 2007, the note was modified, and the accrued interest added, for a new total of $543,000. This note was past due as of December 31, 2007. We recorded an allowance for doubtful notes of $250,000 against this receivable for the year ended December 31, 2007. In March, 2008 we re-negotiated the settlement terms and extended the due date to April 2008, received payment of the penalty interest due of $10,000 on this note and added the remaining accrued interest due on the note to the balance due creating a total note receivable of $543,000. Though we have received $20,000 in interest as of September 30, 2008 the principal on this note remains unpaid therefore we recorded an additional allowance for doubtful accounts of $323,000 against this note in the first quarter of 2008 (see schedule below).

During the second quarter of 2007, we granted to Pacific Holdings Advisors Limited (“PAHL”) certain rights under a license to use and distribute SRB. PAHL paid a one-time fee of $5,000,000 for these rights by issuing to NutraCea an interest bearing promissory note due over five year terms. In January 2008, the payment terms of the promissory note were amended to allow for the forgiveness of accrued interest on the note if the full principal was paid by March 31, 2008. We received the $5,000,000 payment on April 1, 2008. However, as the payment was in transit on that date we agreed to honor the forgiveness of interest due through March 31, 2008 of approximately $175,000.

Allowance for doubtful notes receivable

We maintain an allowance for doubtful accounts on our notes receivables based upon expected collection of all notes receivable. A summary of the activity in the allowance for doubtful accounts for the three and nine months ended September 30, 2008 and 2007 follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	2008	2007	2008	2007

Balance, beginning of period	$573,000	$-	$250,000	$-
Provision for allowance for doubtful notes receivable charged to operations	-	-	323,000	-
Losses charged against allowance	-	-	-	-
Recoveries of accounts previously allowed for	-	-	-	-

Balance, end of period	$573,000	$-	$573,000	$-

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30,	December 31,
	2008	2007

Land	$2,472,000	$15,000
Furniture and fixtures	2,756,000	2,405,000
Vehicles	66,000	-
Computers and software	532,000	402,000
Leasehold improvements	2,524,000	700,000
Property, plant and equipment	21,233,000	14,243,000
Irgovel manufacturing facility	8,143,000	-
Construction in progress	13,849,000	4,347,000
Total property, plant, and equipment	51,575,000	22,112,000

Less accumulated depreciation	(4,923,000)	(2,784,000)
Total property, plant, and equipment, net	$46,652,000	$19,328,000

In the first quarter of 2008 we purchased raw land next to our manufacturing facility in Dillon, Montana, for $233,000. Also, in the first quarter of 2008 we purchased an industrial building in Phoenix for approximately $8,411,000. We allocated $2,235,000 of this cost to the value of the land included in the purchase. The balance of the building cost remains in construction in progress pending completion of the equipment projects necessary for the plant to become operational.

Depreciation expense (before allocation) for the three months ended September 30, 2008 and 2007 was $881,000 and $353,000, respectively.

Depreciation expense (before allocation) for the nine months ended September 30, 2008 and 2007 was $2,225,000 and $1,009,000, respectively.

7. OTHER INTANGIBLE ASSETS

Other intangibles consist of the following at:

	September 30,	December 31,
	2008	2007

Patents	$2,698,000	$2,657,000
Copyrights, trademarks and intangibles	3,508,000	3,508,000
Non-compete agreements	650,000	650,000
Subtotal of other intangible assets	6,856,000	6,815,000

Less accumulated amortization	(1,717,000)	(1,072,000)
Total other intangible assets, net	$5,139,000	$5,743,000

Amortization expense for the three months ended September 30, 2008 and 2007 was $217,000 and $192,000, respectively.

Amortization expense for the nine months ended September 30, 2008 and 2007 was $645,000 and $444,000, respectively.

8. LOSS PER SHARE

Basic (loss) earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding during all periods presented.  Options and warrants are excluded from the basic loss per share calculation and are considered in calculating the diluted (loss) earnings per share.

The dilutive effect of outstanding options, warrants is calculated using the treasury stock method..

As of September 30, 2008 and 2007, options and warrants to purchase approximately 51,177,000 and 44,770,000 shares of our common stock were outstanding, respectively. These are excluded from the calculation of diluted loss per share at September 30, 2008 because their inclusion would have been anti-dilutive.

Components of basic and diluted loss per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	2008	2007	2008	2007

Net loss	$(4,533,000)	$(4,784,000)	$(17,378,000)	$(3,028,000)

Weighted average outstanding shares of common stock	167,866,000	141,084,000	147,947,000	131,054,000
Convertible preferred stock	-	-	-	-
Common stock equivalents	-	-	-	-
Total diluted shares	167,866,000	141,084,000	147,947,000	131,054,000
Loss per share:
Basic	$(0.03)	$(0.03)	$(0.12)	$(0.02)
Diluted	$(0.03)	$(0.03)	$(0.12)	$(0.02)

At September 30, 2008, and 2007, the number of “in-the-money” options and warrants outstanding was approximately 12,589,000 and 29,438,000, respectively. The weighted average exercise price of “in-the-money” anti-dilutive options and warrants for the three months ended September 30, 2008 and 2007 were $0.32 and $0.55, respectively.

9. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable and notes receivable for sales to major customers. We perform credit evaluations on our customers’ financial condition and generally do not require collateral on accounts receivable.

Accounts receivable

We maintain an allowance for doubtful accounts on our receivables based upon expected collection of all accounts receivable. A summary of the activity in the allowance for doubtful accounts for the three and nine months ended September 30, 2008 and 2007 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Balance, beginning of period	$3,177,000	$1,075,000	$2,999,000	$20,000
Irgovel acquisition	-	-	94,000	-
Adjusted beginning balance	3,177,000	1,075,000	3,093,000	20,000

Provision for allowance for doubtful accounts charged to operations	310,000	800,000	483,000	1,855,000
Losses charged against allowance	(3,000)	-	(24,000)	-
Recoveries of accounts previously allowed for	(80,000)	(1,055,000)	(148,000)	(1,055,000)

Balance, end of period	$3,404,000	$820,000	$3,404,000	$820,000

During the three months ended September 30, 2008 and 2007 we recorded a provision for allowance for doubtful accounts receivable of $310,000 and $800,000, respectively.

During the nine months ended September 30, 2008 and 2007 our provision for allowance for doubtful accounts was $483,000, and $1,855,000, respectively.

NutraCea Segment

For the three months ended September 30, 2008, three customers accounted for a total of 21% of sales: 7%, 7%, and 7%, respectively.

For the three months ended September 30, 2007, four customers accounted for a total of 30% of sales: 12%, 6%, 6%, and 6% respectively. No other customer accounted for more than 4% of total sales.

For the nine months ended September 30, 2008 three customers accounted for a total of 17% of sales: 7%, 5%, and 5%, respectively.

For the nine months ended September 30, 2007, four customers accounted for a total of 37% of sales: 15%, 8%, 7%, and 7%, respectively. No other customer accounted for more than 5% of total sales.

At September 30, 2008, two customers accounted for 64% of total accounts receivable: 34% and 30%, respectively. No other customer accounted for more than 6% of total outstanding accounts receivable.

At September 30, 2007, two customers accounted for 67% of total accounts receivable: 35%, and 32% respectively. No other customer accounted for more than 2% of the total outstanding accounts receivable.

Irgovel segment

For the three months ended September 30, 2008, three customers accounted for a total of 41% of sales: 28%, 7%, and 6%, respectively.

For the nine months ended September 30, 2008 three customers accounted for a total of 27% of sales: 19%, 4%, and 4%, respectively.

At September 30, 2008, one customer accounted for 30% of total accounts receivable. No other customer accounted form more than 4% of total outstanding accounts receivable.

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

In February 2008, we completed the purchase of Irgovel paying $15,049,000 for 100% of the company. The total consideration of $15,049,000 includes approximately $50,000 in legal fees which were capitalized as part of the purchase price and a $649,000 hold-back provision which was due to the sellers in June 2008, subject to the final accounting of liabilities to be assumed by NutraCea. At September 30, 2008 the hold-back had not been paid to the sellers pending that final accounting. Additionally, we agreed to fund as necessary up to $5,300,000 to pay deferred taxes due to the Brazilian government. These deferred taxes are included in notes payable in the liabilities on Irgovel’s financial statements and are payable on a straight-line basis over periods through July 2018.

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

In June 2008, Medan purchased an additional 3,050 shares directly from PIN for $2,500,000 after certain government approvals were obtained, raising Medan’s interest in PIN to 51%. The remaining 49% of the common stock of PIN is owned by FFOL. Our investment agreement provides for 50% control each by NutraCea and FFOL. Accordingly, our interest is non-controlling under EITF 96-16, and therefore our investment is accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18.

We made this acquisition in order to construct and operate a full scale wheat mill incorporating our stabilization technology applied to wheat bran. PIN owns land and has obtained the permits necessary to construct a wheat facility in Kuala Tnajung, Medan, North Sumatra, Indonesia. A director of FFOL is also a director of PAHL. Medan and FFOL entered a voting agreement wherein each party will vote all of it’s shares in a manner so that PIN’s Board of Directors and Board of Commissioners shall consist of an even number of persons designated each by Medan and FFOL. The Purchase Agreement required us to pay Theorem Capital Partners a $500,000 commission upon the completion of the transaction, payable in two installments. The first $250,000 of the commission was paid in June, 2008, the balance was paid in July, 2008. Additionally, upon completion of the transaction we granted to Theorem an option to purchase 500,000 shares of our common stock at an exercise price per share of $1.50, which expires in five years. The fair value of this option is approximately $128,000 and was charged to professional fees in our statement of operations for the nine months ended September 30, 2008.

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

As we have a non-controlling interest in PIN our investment in PIN is accounted for under the equity method of accounting. At September 30, 2008 the value of our investment was $10,642,000. Our 51% share of the net loss of PIN for the period from March 28, 2008 through September 30, 2008 was approximately $33,000.

Summary financial information of PIN at September 30, 2008 is:

Assets
Cash	$2,559,000
Prepaid expenses	147,000
Land and equipment (net)	4,109,000
Total Assets	$6,815,000

Liabilities and equity
Accounts payable and accrued liabilities	$2,094,000
Shareholders equity	4,721,000
Total liabilities and equity	$6,815,000

As of September 30, 2008 the book value of PIN’s assets was $4,721,000 and Medan’s 51% interest in these assets was approximately $2,408,000. The differences between the carrying amounts of strategic equity investment accounted for using the equity method and the Company’s underlying equity in the net assets of PIN was $8,234,000.  Based upon our economic analysis, we believe PIN’s fair value substantially exceeds the book value of its assets.

Rice Science LLC

In December 2007 we formed Rice Science, LLC (“Rice Science”), a Delaware limited liability company, with Herbal Science Singapore PTe., Ltd. (“Herbal Science”), a Singapore corporation. We formed Rice Science with Herbal Science to acquire from Herbal Science certain isolates license rights and to commercialize and sell the SRB isolates. NutraCea and Herbal Science have an 80% and 20% interest in the operating results, respectively.

We made an initial capital contribution to Rice Science in December 2007 of $1,200,000 as specified in the limited liability company agreement for Rice Science. We may make an additional $1,000,000 contribution at our discretion and maintain our 80% holding. Herbal Science contributed certain licenses as its’ capital contribution with a deemed value of $440,000. There are no further capital contributions required of either member. However Herbal Science does not have an interest in the initial capital contributed by NutraCea and will not have a minority interest until there are results of operations.

NutraCea holds an 80% interest in Rice Science and therefore will account for the investment as a consolidated subsidiary. Summary financial information for Rice Science as of September 30, 2008 is as follows:

Assets
Cash	$850,000
Receivable from Herbal Science	70,000
Total Assets	$920,000
Liabilities and Equity

Members equity
Members equity – Herbal Science	$-
Members equity - NutraCea, Inc.	920,000
Total members equity	920,000
Total liabilities and equity	$920,000

In June 2008, Rice Science made a payment of $350,000 to Herbal Science for on-going research programs to commercialize SRB isolates. This amount is included in our consolidated statement of operations under Research and Development expenses. Herbal Science’s $70,000 share of the $350,000 expense is included in our consolidated balance sheet as a non-current receivable.

Grainnovation, Inc.

In April 2007, we acquired 100% of the outstanding stock of Grainnovation, Inc. (“Grainnovation”) a privately held company that owned equipment for pelletizing horse feed for equine customers of strategic value to NutraCea, and certain assets used in Grainnovation’s business for a total of $2,150,000, of which $1,605,000 of the purchase price was paid at closing, with the balance held in third-party escrow. In November, 2007, the second installment of $235,000 due was distributed and in April 2008 the last and final installment of $310,000 was distributed to the sellers from the third-party escrow as agreed.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We incurred $20,000 in legal fees relating to this purchase, which were capitalized as part of the purchase price and Goodwill. The Company believes the fair values assigned to the assets acquired and liabilities assume were based on reasonable assumptions.

Cash	$1,000
Accounts receivable	26,000
Inventory	11,000
Property and equipment	623,000
Covenant not to compete	650,000
Goodwill	917,000
Total Assets	2,228,000

Accrued liabilities	58,000

Net assets acquired	$2,170,000

Grain Enhancements LLC

In June 2007, we entered into a joint venture with PAHL to form Grain Enhancements LLC (“Grain Enhancements”), a Delaware limited liability company. NutraCea and PAHL each hold a 47.5% share of Grain Enhancements. The remaining interest, 5% is held by minority partners. The purpose of Grain Enhancements is to develop and market SRB and related products in certain Southeast Asian countries. Grain Enhancements will purchase SRB exclusively from NutraCea until its own facilities are in operation and NutraCea will lease to Grain Enhancements at NutraCea’s manufacturing cost the necessary equipment for such facilities. Payments under the equipment lease will be payable in full upon installation of the equipment.

Under the original limited liability company agreement for the joint venture, NutraCea and PAHL will contribute up to $5,000,000 each to Grain Enhancements to fund the operations, of which $1,500,000 each was due on June 30, 2007. Both members made their initial contribution in July 2007. Additionally, NutraCea and PAHL were each required to contribute to Grain Enhancements $2,000,000 no later than October 2007, and $1,500,000 no later than August 2008. Only the initial capital contribution of $1,500,000 from each member has been made. On January 24, 2008, NutraCea and PAHL amended certain terms of the limited liability company agreement. Pursuant to the modified agreement, the timing of mandatory capital contributions of the members was changed from the agreed upon schedule to a determination by Grain Enhancement’s finance committee on an as-needed basis. In addition, PAHL will no longer receive a monthly management fee.

Theorem was paid $750,000 and $500,000 by NutraCea and Grain Enhancements, respectively, for services relating to the formation of the joint venture. Our portion of Grain Enhancements net loss for the three and nine months ended September 30, 2008 was $29,000 and $82,000, respectively.

Our investment in Grain Enhancements is accounted for under the equity method of accounting. At September 30, 2008 the book value of our investment was $1,108,000.

Summary financial information of Grain Enhancements, LLC at September 30, 2008 is:

Assets
Cash	$2,224,000
Other assets	9,000
Total assets	$2,233,000

Liabilities and equity
Accounts payable and accrued liabilities	$16,000

Members equity	3,000,000
Accumulated deficit	(785,000)
Unrealized exchange gain	2,000
Total equity	2,217,000
Total liabilities and equity	$2,233,000

Vital Living, Inc.

In April 2007, we acquired from their holders outstanding shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”) and senior secured convertible notes (“Notes”) of Vital Living, Inc. (“VLI”), a publicly traded company. VLI distributes nutritional supplements using similar processes as NutraCea for manufacturing and distribution. We paid $1,000,000 for 1,000,000 shares of Series D Preferred Stock and $4,226,000 for the outstanding Notes. The Series D Preferred Stock has a liquidation preference of $1.00 per share senior to the liquidation preferences of Vital Living’s Series B Preferred Stock and Senior C Preferred Stock. The Notes bear interest at 12% per annum, payable on June 15 and December 15 each year, mature in December 2008 and are secured by a security interest in substantially all of Vital Living’s assets. Originally, the Notes were convertible into VLI common stock and VLI had the option of paying the interest on the Notes in shares of Vital Living common stock. On September 11, 2007, NutraCea and VLI entered into a letter agreement confirming their agreement to eliminate the conversion rights of the Notes. In addition, the parties agreed that until such time, if any, as NutraCea gives 30 days prior written notice to VLI, VLI may not pay accrued interest under the Notes in shares of Vital Living Common Stock, without NutraCea’s consent, and that during such time VLI will not be deemed to be in default under the Notes as a result of not paying accrued interest in such shares.

We purchased the Notes and Series D Preferred Stock of VLI as a means of affecting a subsequent acquisition of the productive assets of VLI, either through a merger or asset sale. Our purchase of the Series D Preferred Stock allowed us to control an outstanding class of capital stock, and our purchase of the Notes allowed us to obtain a senior secured position with respect to VLI’s assets. VLI has a set of products that are complementary to our products and an established marketing channel that would enable NutraCea to market its own products without the expense of building the marketing base. In addition, some VLI products are suitable for modification to include NutraCea’s stabilized rice bran as a key ingredient, which we believe would further enhance and develop the NutraCea brand.

On September 28, 2007, NutraCea entered into an Asset Purchase Agreement (the “Purchase Agreement”) with VLI. On October 21, 2008, NutraCea terminated the Purchase Agreement. NutraCea’s obligation to complete the transactions contemplated by the Purchase Agreement was subject to VLI’s shareholders approving such transactions. VLI has not held a shareholder meeting to obtain this approval. Pursuant to the terms of the Purchase Agreement, NutraCea had the right to terminate the Purchase Agreement.

On September 3, 2008, NutraCea filed a complaint against VLI in Superior Court of Arizona, Maricopa County alleging that VLI has breached its obligations to NutraCea under the VLI promissory notes held by NutraCea (the “Notes”) and the security agreement relating to the Notes. NutraCea seeks, among other things, immediate payment of all outstanding amounts under the Notes and a judgment foreclosing NutraCea’s security interest in VLI’s assets that secure the Notes.

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

We have included in our balance sheet at September 30, 2008 the financial position of VLI as of the period ended September 30, 2008, and VLI’s results of operations for the three and nine months ended September 30, 2008 in our statement of operations for the three and nine months ended September 30, 2008, while eliminating inter-company balances. The effect on our consolidated, condensed balance sheet at September 30, 2008 was a decrease in total assets of $1,145,000, an increase in total liabilities of $1,654,000 and a decrease in shareholder equity of $2,799,000. The effect on our consolidated income statement for the three and nine months ended September 30, 2008 was an increase in revenues of $571,000 and $1,718,000, respectively, an increase in cost of goods sold of $421,000 and $1,141,000, respectively, an increase in operating expenses of $343,000 and $831,000, respectively, and a decrease in net income of $103,000 and $165,000, respectively.

Rice RX LLC

In December 2007 we formed Rice Rx LLC (“RRX”), a Delaware LLC, with Herbal Science Singapore PTe. Ltd. (“Herbal Science”), a Singapore corporation. We formed RRX with Herbal Science to obtain and commercialize certain pharmaceutical license rights from Herbal Science. NutraCea and Herbal Science each have a 50% interest in RRX.

Commencing in July 2008, if and to the extent the members determine that capital contributions are necessary, each of the members agree to contribute capital of up to $150,000. During the third quarter of 2008 the members agreed that no capital contributions were necessary.

In conjunction with the formation of RRX, NutraCea sold to Herbal Science for $300,000 an exclusive license to develop, manufacture and sell certain SRB isolates and identify and commercialize certain pharmaceuticals. Payment for this license was made in the form of $150,000 cash received in December, 2007, and the execution of a promissory note payable to NutraCea for $150,000 at the Bank of America prime rate of interest and due in December 2008.

Our investment in RRX is accounted for under the equity method of accounting. As of September 30, 2008 no capital contributions had been made, and RRX had no operations, expenses or income.

11. ACQUISITION PRO-FORMAS

In February, 2008, we acquired 100% of Irgovel (see Note 10). Presented below are the unaudited pro forma consolidated results of operations for the three and nine month periods ending September 30, 2008 and 2007 presented as though our acquisition of Irgovel had occurred on January 1, 2007. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually been attained had the acquisition taken place at the beginning of 2007.

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Revenues:	$11,201,000	$9,442,000	$29,079,000	$29,676,000
Cost of sales	8,704,000	7,929,000	22,664,000	17,083,000
Gross profit	2,497,000	1,513,000	6,415,000	12,593,000

Operating expenses	7,053,000	7,118,000	22,329,000	18,353,000
Operating (loss) income	(4,556,000)	(5,605,000)	(15,914,000)	(5,760,000)

Non-operating expenses, other and taxes	23,000	315,000	(1,000,000)	2,123,000
Net (loss) income available to common shareholders	$(4,533,000)	$(5,290,000)	$(16,914,000)	$(3,637,000)

Basic and diluted loss per share
Basic (loss) income per share	$(0.03)	$(0.04)	$(0.11)	$(0.03)
Fully diluted (loss) income per share	$(0.03)	$(0.04)	$(0.11)	$(0.03)

Weighted average basic number of shares outstanding	167,866,000	141,084,000	147,947,000	131,054,000
Weighted average fully diluted number of shares outstanding	167,866,000	141,084,000	147,947,000	131,054,000

12. NOTES PAYABLE

In October 2007, we executed an un-secured promissory note in favor of the lessor of our new West Sacramento warehouse relating to the build-out of tenant improvements. The note has an original principal amount of $105,000, accrues interest at 8% per annum and is payable over four years in payments of $2,572 per month for the build-out of tenant improvements. At September 30, 2008 the short-term portion of this note was approximately $23,000 and the remaining long-term portion was approximately $58,000.

Our Irgovel subsidiary has notes payable for Brazilian federal and social security taxes under a Brazilian government program, equipment purchases, and working capital. These notes are payable over periods through July, 2018 and bear interest from 6.0% to 21.4%.

The following table lists the current and long-term portions of our notes payable at:

	September 30,	December 31,
	2008	2007

NutraCea - current portion	$23,000	$23,000
Irgovel – current portion	687,000	-
Total current portion	710,000	23,000

NutraCea – notes payable, net of current portion	58,000	77,000
Irgovel – notes payable, net of current portion	4,321,000	-
Total notes payable, net of current portion	4,379,000	77,000

Total notes payable	$5,089,000	$100,000

13. RESTRICTED CASH

Under certain agreements we must maintain restricted cash balances in order to satisfy future obligations. At September 30, 2008 and December 31, 2007 we had the following amounts held in restricted interest-bearing accounts:

	September 30,	December 31,
	2008	2007
Current restricted cash
Corporate office lease	$448,000	$448,000
Grainnovations purchase escrow	-	310,000
Irgovel purchase escrow	1,905,000	-
Other	10,000
Total current restricted cash	2,363,000	758,000

Non-current restricted cash
Corporate office lease	1,344,000	1,791,000
Total long-term restricted cash	1,344,000	1,791,000

Total restricted cash	$3,707,000	$2,549,000

14. RELATED PARTY TRANSACTIONS

Medan, LLC

In March 2008, our wholly owned subsidiary Medan, LLC purchased 9,700 shares of PIN (see Note 10) from FFOL for $8,175,000. A director of FFOL is also a director of PAHL. In June 2008, Medan purchased an additional 3,050 shares directly from PIN for $2,500,000 raising our interest in PIN to 51%.

Vital Living, Inc.

In conjunction with our purchase of certain securities of VLI (Note 10), we began consolidating VLI financial results into our financial results. Additionally, during fiscal 2007, we entered into a business relationship with Wellness Watchers Global, LLC (“WWG”), the major customer of VLI. The chief executive officer of VLI, is also a principal member of WWG. During the year ended December 31, 2007, we recorded sales of $2,460,000 to WWG. In the nine months ended September 30, 2008 we recorded $192,000 of sales to WWG. At September 30, 2008 we had $1,440,000 due from this customer included in our accounts receivable of $2,992,000 (net of allowance for doubtful accounts). As of September, 2008 the CEO of VLI has advanced VLI $494,000 of short-term, non-interest bearing loans which are included in the liabilities of VLI. In our consolidated balance sheet we have offset the $494,000 due to VLI’s CEO from VLI against accounts receivable due VLI from WWG.

15. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

We lease corporate office space in Phoenix, Arizona, warehouse facilities in Sacramento, California, property for our production facilities in Lake Charles, Louisiana and Freeport Texas, and a small office in Burley, Idaho. Future amounts due under these leases at September 30, 2008 are included in the following table:

Year Ended December 31,
2008	$403,000
2009	1,582,000
2010	1,631,000
2011	1,654,000
2012	1,598,000
2013	1,649,000
Thereafter	5,004,000
Total	$13,521,000

Total rent expense for the three months ended September 30, 2008 and 2007 was $412,000 and $396,000, respectively. Total rent expense for the nine months ended September 30, 2008 and 2007 was $1,258,000 and $672,000, respectively.

16. BUSINESS SEGMENTS

We operate in two business segments; NutraCea, which manufactures and distributes bulk ingredients primarily derived from SRB (operating results from VLI are included in our NutraCea segment) utilizing our unique and proprietary technology, and Irgovel, our rice-bran oil manufacturing subsidiary in Pelotas, Brazil. Operating results for the three and nine months ended September 30, 2008 (the period for Irgovel is from February 19, 2008 through September 30, 2008) and summary financial information as of September 30, 2008 for the segments are presented in the following table:

Summary Financial Information	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
Operating Results	NutraCea	Irgovel	NutraCea	Irgovel
Net revenues	$3,429,000	$7,772,000	$10,239,000	$16,244,000
Total cost of sales	2,920,000	5,784,000	9,285,000	11,490,000
Gross Margin	509,000	1,988,000	954,000	4,754,000

Operating expenses	5,746,000	1,307,000	19,529,000	2,658,000
Net (loss) income from operations	(5,237,000)	681,000	(18,575,000)	2,096,000

Other income (expense), net	208,000	37,000	3,000	(431,000)
Net (loss) income before taxes	$(5,029,000)	$718,000	(18,572,000)	1,665,000

Asset Summary
Total assets	$113,935,000	$26,914,000	$113,935,000	$26,914,000

17. STOCKHOLDERS EQUITY

Common Stock

During the three months ended September 30, 2008 we issued 250,000 shares of our common stock in exchange for warrants and cash of $50,000.

Options and Warrants

During the three months ended September 30, 2008 we:

Issued to an employee an option to purchase a total of 25,000 shares with vesting beginning 90 days from the date of grant to four years. The option expires in five years and has an exercise price of $0.66 per share.

Issued to a new employee an option to purchase a total of 100,000 shares with vesting beginning after one year from the date of grant to three years. The option expires in five years and has an exercise price of $0.78 per share.

Issued to an outside director an option to purchase a total of 38,399 shares vesting immediately. The option expires in one year and has an exercise price of $1.656 per share.

The expense for stock options and warrants issued to consultants and employees are calculated at fair value using the Black-Scholes valuation method.

18. SUBSEQUENT EVENTS

Issuance of preferred stock

On October 20, 2008 we issued to two institutional investors, for the purchase price of $5 million, shares of our Series D Convertible Preferred Stock ("Preferred Stock") and five-year warrants to purchase up to 4,545,455 shares of NutraCea Common Stock. The securities were offered in "units" at a price of $1,000 per unit. The units immediately separated upon issuance. Each unit consisted of one share of Preferred Stock convertible into 1,818.18 shares of Common Stock at a conversion price per share of Common Stock of $0.55, and a warrant to purchase 909.09 shares of NutraCea Common Stock at an exercise price of $0.55 per share. The investors also received additional warrants that grant the investors the right, for a period of 60 days after the initial issuance, to purchase an additional $5 million of Preferred Stock and associated warrants on the same terms as the initial issuance. For the sale of 5,000 units we received an aggregate of $5,000,000 less $300,000 placement fees and $200,000 estimated expenses.

The Preferred Stock accrues dividends at 8% per annum preferred dividend. These dividends are payable quarterly in arrears, commencing on January 1, 2009. Subject to the satisfaction of certain conditions, the dividends are payable in shares of NutraCea Common Stock, but may be paid in cash at NutraCea's election. NutraCea will redeem all of the Preferred Stock (unless converted) over nine months and in nine equal monthly installments commencing on February 1, 2009. The redemption amount is payable in shares of NutraCea Common Stock, but may be paid in cash at NutraCea's election. The conversion price and the exercise price for the Warrants are each subject to anti-dilution adjustments upon certain stock issuances at a price per share less than the conversion price. Subject to certain limitations, we may redeem the Preferred Stock at any time upon 10 days notice at a price equal to 110% of the aggregate state value of the Preferred Stock being redeemed plus accrued and unpaid dividends thereon. The proceeds will be used by NutraCea for the completion and further expansion of projects in Brazil as well as for general working capital.

Termination of Purchase Agreement with Vital Living, Inc.

On September 28, 2007, NutraCea entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Vital Living, Inc. (“Vital Living”). On October 21, 2008, NutraCea terminated the Purchase Agreement. NutraCea’s obligation to complete the transactions contemplated by the Purchase Agreement was subject to Vital Living’s shareholders approving such transactions. Vital Living has not held a shareholder meeting to obtain this approval. Pursuant to the terms of the Purchase Agreement, NutraCea had the right to terminate the Purchase Agreement.

On September 3, 2008, NutraCea filed a complaint against Vital Living in Superior Court of Arizona, Maricopa County (CV2008-021291) alleging that Vital Living has breached its obligations to NutraCea under the Vital Living promissory notes held by NutraCea (the “Notes”) and the security agreement relating to the Notes. NutraCea seeks, among other things, immediate payment of all outstanding amounts under the Notes and a judgment foreclosing NutraCea’s security interest in Vital Living’s assets that secure the Notes.

19. FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

In February, 2008 we acquired our Irgovel subsidiary in Pelotas, Brazil. We account for the operations of Irgovel in the Brazilian Real (R$) and include the results of operations and financial position in our consolidated financial statements using the U.S. Dollar Unit of Measure method allowed under SFAS 52, “Foreign Currency Translation”. The translation of foreign currencies into U.S. dollars is performed for monetary balance sheet accounts using current exchange rates in effect at the balance sheet date and for income and expense accounts using monthly average exchange rates. Non-monetary accounts are re-measured using historical exchange rates. The cumulative effects of translating the functional currencies into the U.S. dollar are included in other comprehensive income.

The following table lists the components of the accumulated translation adjustment and the effect in US dollars.

	Accumulated Translation Gain
	Nine Months Ended September 30, 2008
Balance at beginning of period			$-

Net income of Irgovel subsidiary	R$	1,912,000	$(150,000)
Property, plant, and equipment		13,302,000	589,000
Goodwill		23,015,000	1,020,000
Investment from parent	R$	30,282,000	(1,416,000)

Balance at end of period			$43,000

20. IMPLEMENTATION OF RECENT ACCOUNTING PRONOUNCEMENTS

During the nine months ended September 30, 2008, we implemented the following new accounting policies;

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

The Company adopted this statement for financial assets and liabilities measured at fair value effective January 1, 2008. There was no financial statement impact as a result of adoption. In accordance with the guidance of FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, the Company has postponed adoption of the standard for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, until the fiscal year beginning after November 15, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements. The provisions of SFAS No. 157 have not been applied to non-financial assets and non-financial liabilities.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value. The Company adopted SFAS No. 159 in the first quarter of 2008; as the Company did not apply the fair value option to any of its outstanding instruments, SFAS No. 159 did not have an impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

Business Combinations and Non-controlling Interests

In December 2007, the FASB released SFAS No. 141R, “Business Combinations” and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.”  Both standards will be effective for transactions that occur after January 1, 2009.

SFAS No. 141R applies to all business combinations and will require the acquiring entity to recognize the assets and liabilities acquired at their respective fair value.  This standard changes the accounting for business combinations in several areas.  If we complete an acquisition after the effective date of SFAS No. 141R, some of these changes could result in increased volatility in our results of operations and financial position.  For example, transaction costs, which are currently capitalized in a business combination, will be expensed as incurred.  Additionally, pre-acquisition contingencies (such as in-process lawsuits acquired) and contingent consideration (such as additional consideration contingent on specified events in the future) will be recorded at fair value at the acquisition date, with subsequent changes in fair value reflected in our results of operations.  Under current accounting guidance, adjustments to these contingencies are reflected in the allocation of purchase price if they occur within a certain period of time after the acquisition date.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS No. 161 relates specifically to disclosures, the Standard is not expected to have an impact on our financial condition, results of operations or cash flows.

Other Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles”(“SFAS No. 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAS No. 162 is not expected to have an impact on our financial condition, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") APB No. 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants". Additionally, FSP No. APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP No. APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP No. APB 14-1, if any, will have on our consolidated financial position and results of operations.

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP No. 142-3"). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP No. 142-3 will have on our consolidated financial statements.

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

Beginning in the first quarter of 2008 with the acquisition of our Irgovel subsidiary we began reporting in two business segments; the Irgovel segment for the manufacture and sale of rice-bran oil products by Irgovel subsidiary, and the NutraCea segment for the manufacture and sale of our SRB and SRB derived products. The following is a discussion of the consolidated financial condition of our results of operations for the three and nine months ended September 30, 2008 and 2007.

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

For the three months ended September 30, 2008, the Company’s net loss was $4,533,000, or ($0.03) per share, compared to a net loss of $4,784,000 or ($0.03) per share, in the same period of 2007, a decrease in net loss of $251,000. The decreased net loss for the quarter was primarily due to the increased gross margin of $2,612,000, offset by a net increase of $2,361,000 in operating expenses, other expenses and income, and income taxes.

Our NutraCea segment contributed a loss of $5,029,000 and our Irgovel segment contributed income of $496,000 for the three months ended September 30, 2008.

 Revenues, cost of sales and gross margin

Our consolidated net revenues for the three months ended September 30, 2008 of $11,201,000 increased $9,681,000 from the $1,520,000 consolidated revenues recorded in the same period last year. This increase is comprised of a $1,909,000 increase in product sales by our NutraCea segment and $7,772,000 of sales contributed by our Irgovel subsidiary. The $1,909,000 increase in product sales by our NutraCea segment is due to an increase of $373,000 in sales in our core SRB product lines in the three months ended September 30, 2008 offset by the sales return of $1,551,000 of product in the three months ended September 30, 2007, and the decline of $15,000 licensing and royalty revenue.

Gross profit (loss) on product sales in the three months ended September 30, 2008 were $2,497,000, or 22% compared to ($115,000), or (8.0)%, an increase of $2,612,000 compared to the same period last year.

Gross margins on our various product lines vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. Our investment in production capacity during 2007 and the first nine months of 2008 has increased our fixed operating costs in our NutraCea segment by approximately $750,000 per quarter. Additionally, during the third quarter of 2008 our NutraCea segment operated at approximately 48% of available capacity. Available capacity equates to normal production capacity and takes into account rice mill production of raw rice bran from contracted rice mill suppliers. Our Mermentau plant was idle from May through July because the rice mill that supplies the plant was not milling rice because of business conditions at their mill not related to our operations. Our Lake Charles plant began operations in May 2008. However, full production levels have not been reached because the rice mill was phasing in our contract for rice bran. Additionally, hurricane weather disrupted normal operations at all three of our gulf coast facilities. The combination of increased fixed costs and lower utilization of production capacity, offset by the sales return of $1,551,000 in the three months ended September 30, 2007, contributed to the change in cost of goods sold in our NutraCea segment from 108% during the three months ended September 30, 2008 to 87% for the quarter ending September 30, 2008. We anticipate that in the fourth quarter both the rice mills that supply us will be operating near their capacity and our plants will be receiving most of the output available to us from each rice mill. If, however, supplies of raw rice bran remain too low to run our plants at our desired capacity levels we may continue to have lower than expected gross profit margins on our NutraCea product sales.

The following table illustrates the gross margin contribution by each of our segments during the three months ended:

	September 30, 2008						September 30, 2007
	Consolidated	%	NutraCea	%	Irgovel	%	NutraCea	%	Increase/ (Decrease)
Total product sales	$11,193,000		$3,421,000		$7,772,000		$3,048,000		$8,145,000
Licensing and royalty revenue	8,000		8,000		-		23,000		(15,000)
Total revenues	11,201,000		3,429,000		7,772,000		3,071,000		8,130,000
Less infomercial sales return	-		-		-		(1,551,000)		1,551,000
Net revenues	11,201,000	100	3,429,000	100	7,772,000	100	1,520,000	100	9,681,000

Cost of sales	8,783,000	79	2,999,000	87	5,784,000	74	1,635,000	108	7,148,000
Product warranty costs	(79,000)	(1)	(79,000)	(2)	-	-	-		(79,000)
Total cost of sales	8,704,000	78	2,920,000	85	5,784,000	74	1,635,000	108	7,069,000
Gross Margin	$2,497,000	22	$509,000	15	$1,988,000	26	$(115,000)	(8)	$2,612,000

Operating expenses:

Research and development

Research and Development (“R&D”) expenses were $266,000 and $155,000 in the quarter ended September 30, 2008 and 2007, respectively, an increase of $111,000. The increase was attributed to higher product development costs and employee related expenses due to increased R&D activities and expanded scientific staff compared to the same period last year. The Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

Sales, general and administrative

Sales, General and Administrative (“SG&A”) expenses were $6,484,000 and $4,576,000 in the three months ended September 30, 2008 and 2007, respectively, an increase of $1,908,000, or 42%. This increase is due to $1,182,000 of SG&A costs for our Irgovel subsidiary, and a net $726,000 increase in total SG&A costs in our NutraCea segment. SG&A expenses for our Irgovel subsidiary consist of marketing, selling, and administrative expenses.

Specific changes in SG&A expense is detailed in the following schedule for the three months ended:

	September 30, 2008	September 30, 2007	Increase /(Decrease)
Selling, General, and Administrative Expenses
Payroll, benefits, taxes, and hiring costs	$2,472,000	$1,507,000	$965,000
Sales and marketing	362,000	1,041,000	(679,000)
Allowance for bad debt expense, net	231,000	(255,000)	486,000
Operations	350,000	263,000	87,000
Travel and entertainment	183,000	180,000	3,000
Rent, administration, insurance and other costs	812,000	1,128,000	(316,000)
Stock based compensation (net of amounts applied to R&D and professional fees)	466,000	404,000	62,000
Amortization	218,000	135,000	83,000
Depreciation , net of allocation to cost of goods sold	208,000	173,000	35,000
Total NutraCea segment	5,302,000	4,576,000	726,000
Total Irgovel segment	1,182,000	-	1,182,000
Total selling, general and administrative expenses	$6,484,000	$4,576,000	$1,908,000

Payroll, benefits, taxes and hiring expenses increased a total of $965,000 in the three months ended September 30, 2008 over the same period in 2007 due to the staffing of our manufacturing facilities in Lake Charles, Louisiana and Phoenix, Arizona, along with the addition of key management positions in our corporate offices in Phoenix, Arizona.

Sales and marketing expenses decreased $679,000 in the three months ended September 30, 2008 compared to the same period in 2007 due to a $434,000 decrease in advertising costs, and a $252,000 decrease in commission expense.

Professional fees

Professional fees were $303,000 and $747,000 in the three months ended September 30, 2008 and 2007, respectively, a decrease of $444,000. Professional fees include costs related to accounting, legal and consulting services.

Other income and expense

Other expenses (net of income) were $245,000 and $742,000 for the three months ended September 30, 2008 and 2007, respectively. This $497,000 net decrease in other income (expense) is detailed in the following table.

Other income (expense)	September 30, 2008	September 30, 2007	(Increase)/Decrease

Interest income	$176,000	$778,000	$(602,000)
Interest expense	(107,000)	-	(107,000)
Gain or (loss) on disposal of assets	211,000	-	211,000
Loss on equity investments	(35,000)	(36,000)	1,000
Total other income	$245,000	$742,000	$(497,000)

Interest income decreased $602,000 due to lower cash balances available for investment.

Interest expense increased $107,000 for the three months ended September 30, 2008 due to $103,000 of interest expense on our Irgovel subsidiary for interest on notes payable and $4,000 of interest incurred in our NutraCea segment for our note payable for the leasehold improvements for our warehouse/office in West Sacramento, California (see Note 12 to the consolidated condensed financial statements included herein).

Gain or loss on disposal of assets increased $211,000 due the sale of assets of our NutraCea/Cura LLC operation.

Income Taxes

Income taxes were $222,000 for the nine months ended September 30, 2008 compared to a credit of $67,000 for the nine months ended September 30, 2007. The increase of $289,000 is primarily due to Brazilian income taxes due for our Irgovel subsidiary.

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

For the nine months ended September 30, 2008, the Company’s net loss was $17,378,000, or ($0.12) per share, compared to a net loss of $3,028,000, or $0.02 per share, in the same period of 2007, a decrease of $14,350,000. The decrease for the nine month period was primarily due to the $4,194,000 decrease in gross profits, a $6,453,000 increase in operating expenses, and a $3,703,000 net increase in other expenses and income taxes.

Our NutraCea segment contributed a loss of $18,537,000 and our Irgovel segment contributed income of $1,159,000 for the nine months ended September 30, 2008 (see Note 16 to the consolidated financial statements included herein).

Revenues, cost of sales and gross margin

Consolidated net revenues were $26,483,000 and $16,513,000 in the nine months ended September 30, 2008 and 2007, respectively. This increase of $9,970,000 or 60%, is attributable to $16,244,000 in sales contributed by our Irgovel segment, offset by a $1,280,000 decline in product sales and the net decline of $4,994,000 of license and royalty fee revenues by our NutraCea segment. The $1,280,000 decline in product sales from our NutraCea segment is composed of a net increase of $3,401,000 in sales in our core SRB product lines during the nine months ended September 30, 2008 offset by sales in the nine months ended September 30, 2007 of $2,080,000 to a new customer and a $2,601,000 of proprietary products to a single customer.

Gross profits on sales in the nine months ended September 30, 2008 were $5,708,000, or 22%, compared to $9,902,000, or 60%, during the nine months ended September 30, 2007. The decline of $4,194,000 is primarily due to the net decrease of $4,994,000 in licensing and royalty fees during the nine months ended September 30, 2007.

Gross margins on our various product lines vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity. Our investment in production capacity during 2007 and the first nine months of 2008 has increased our fixed operating costs in our NutraCea segment by approximately $750,000 per quarter. Our Mermentau plant was idle from May 2008 through July 2008 because the mill that supplies the plant was not milling rice because of business conditions at their mill un-related to our operations. Our Lake Charles plant began operations in May 2008, however full production levels have not been reached because the rice mill was phasing in our contract for rice bran. Additionally, hurricane weather disrupted normal operations at all three of our gulf coast facilities. The combination of increased fixed costs and lower utilization of production capacity, along with the decline of $4,994,000 in license and royalty fees which have no cost component associated with them, contributed to the increase in cost of goods sold in our NutraCea segment from 40% for the nine months ended September 30, 2007 to 86% for the nine months ending September 30, 2008. We anticipate that in the fourth quarter of 2008 the rice mills will be operating near their capacity and our plants will be receiving most of the output from each rice mill. If, however, supplies of raw rice bran remain too low to run our plants at our desired capacity levels we may continue to have lower than expected gross profit margins on our NutraCea product sales.

Also, during the nine months ended September 30, 2008 we recorded a charge of $436,000 on our NutraCea segment relating to a credit to a customer to reimburse the customer for products purchased by it that the customer ultimately determined did not meet its specifications. The customer purchased of total of $903,000 of the product during 2007. This credit relates to a specialty product made for this customer only and is the only significant warranty cost that we have incurred. The customer has agreed to apply the credit against future purchases. We know of no other product warranty contingencies.

The following table illustrates the gross margin contribution by each of our segments during the nine months ended:

	September 30, 2008						September 30, 2007
	Consolidated	%	NutraCea	%	Irgovel	%	NutraCea	%	Increase/ (Decrease)
Total product sales	$26,563,000		$10,319,000		$16,244,000		$13,031,000		$13,532,000
Licensing fees					-		5,000,000		(5,000,000)
Royalty revenue	39,000		39,000		-		33,000		6,000
Total revenues	26,602,000		10,358,000		16,244,000		18,064,000		8,538,000
Less infomercial sales return	(119,000)		(119,000)		-		(1,551,000)		1,432,000
Net revenues	26,483,000	100	10,239,000	100	16,244,000	100	16,513,000	100	9,970,000

Cost of sales
Cost of goods sold	20,339,000	76	8,849,000	86	11,490,000	71	6,611,000	40	13,728,000
Product warranty cost	436,000	2	436,000	4	-	-	-		436,000
Total cost of sales	20,775,000	78	9,285,000	90	11,490,000	71	6,611,000	40	14,164,000
Gross Margin	$5,708,000	22	$954,000	10	$4,754,000	29	$9,902,000	60	$(4,194,000)

Operating expenses:

Research and development

R&D expenses were $1,268,000 and $446,000 in the nine months ended September 30, 2008, and 2007, respectively, an increase of $822,000. The increase was attributed to higher product development costs and employee related expenses due to increased R&D activities and expanded scientific staff compared to the same period last year. We paid $350,000 to Herbal Science Singapore Pte. LTD, the 20% minority member of our research subsidiary Rice Science, LLC for on-going research programs to commercialize SRB Isolates. The Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

Selling, general and administrative

SG&A expenses were $17,534,000 and $12,546,000 in the nine months ended June 30, 2008 and 2007 respectively, an increase of $4,988,000, or 40%. This increase is due to a $2,455,000, or 20%, increase in our Nutracea segment to expand investment in personnel, infrastructure, and sales and marketing activities to meet anticipated future demands and $2,533,000 of SG&A from our Irgovel subsidiary. SG&A expenses for our Irgovel subsidiary consist of marketing, selling, and administrative expenses.

Specific changes in SG&A expense is detailed in the following schedule for the nine months ended:

Selling, General, and Administrative Expenses	September 30, 2008	September 30, 2007	Increase /(Decrease)

Payroll, benefits, taxes and hiring expenses	$6,041,000	$3,938,000	$2,103,000
Sales and marketing	1,058,000	2,114,000	(1,056,000)
Allowance for bad debt expense, net	726,000	800,000	(74,000)
Operations	975,000	745,000	230,000
Travel and entertainment	770,000	673,000	97,000
Rent, administration, insurance and other costs	2,197,000	2,100,000	97,000
Stock based compensation, net of amounts allocated to R&D and professional fees	1,856,000	1,667,000	189,000
Amortization	645,000	246,000	399,000
Depreciation, net of allocation to cost of goods sold	733,000	263,000	470,000
Total NutraCea segment	15,001,000	12,546,000	2,455,000
Total Irgovel segment	2,533,000	-	2,533,000
Total selling, general and administrative expenses	$17,534,000	$12,546,000	$4,988,000

Payroll and related benefits and hiring expenses increased a total of $2,103,000 in the nine months ended September 30, 2008 over the same period in 2007 due to the staffing of our facilities in Lake Charles, Louisiana and Phoenix, Arizona, along with the addition of key management positions in our corporate offices in Phoenix, Arizona.

Sales and marketing expenses decreased $1,056,000 in the nine months ended September 30, 2008 compared to the same period in 2007 due to a $889,000 decrease in advertising costs, and a $171,000 decrease in commission expense, net of other increases.

Professional fees

Professional fees were $3,385,000 and $2,742,000 in the nine months ended September 30, 2008 and 2007, respectively, an increase of $643,000. The higher professional fees in the nine months ended September 30, 2008 is primarily due to legal fees for our acquisitions of Irgovel and our joint venture agreement with Bright. Professional fees include costs related to accounting, legal and consulting services.

Other income and expense

The net decrease of other income and expense of $3,250,000 is shown in the following table for the nine months ended:

Other (expenses) income	September 30, 2008	September 30, 2007	(Increase)/Decrease

Interest income	$597,000	$2,167,000	$(1,570,000)
Interest expense	(448,000)	-	(448,000)
Gain on lawsuit settlement	-	1,250,000	(1,250,000)
Loss on disposal of assets	(462,000)	(309,000)	(153,000)
Loss on equity investments	(115,000)	(286,000)	171,000
Total other (expenses) income	$(428,000)	$2,822,000	$(3,250,000)

Interest income decreased $1,570,000 due to lower cash balances being available for investment.

Interest expense increased $448,000 for the nine months ended September 30, 2008 due to $341,000 of interest expense on our Irgovel subsidiary for interest on notes payable and $10,000 of interest incurred in our NutraCea segment for our note payable for the leasehold improvements for our warehouse/office in West Sacramento, California, and the $97,000 of interest incurred during the second quarter for the 90 day note payable issued for the purchase of our new building in Phoenix, Arizona.

In the nine months ended September 30, 2007 we received a $1,250,000 payment for the settlement of a lawsuit (see Note 3 to the consolidated financial statements included herein).

Loss on disposal of assets increased $153,000 due to a write-down of $331,000 of inventory related to an infomercial product line offset by a $204,000 gain on the disposal of assets in the sale of our NutraCea/Cura LLC.

The loss on equity investments decreased $171,000. Our loss on the equity investments in GE and PIN from operations was $115,000. The $286,000 loss in the prior period was primarily composed of the payment of $250,000 for the broker’s commission relating to the formation of GE.

Income Taxes

Income taxes were $541,000 and $18,000 for the nine months ended September 30, 2008 and 2007, respectively. The increase of $523,000 is primarily due to Brazilian income taxes due for our Irgovel subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, our source of liquidity was cash and cash equivalents in the amount of $8,702,000, exclusive of restricted cash. Our cash decreased by $32,596,000 in the nine months ended September 30, 2008 from our cash position of $41,298,000 at December 31, 2007. The decrease in cash was primarily due to our $14,970,000 (net of cash acquired with the purchase) investment in Irgovel, the purchase of property, plant, and equipment of $21,989,000 (including $8,400,000 for an industrial building in Phoenix) and our purchase of 51% of PIN (see Note 10 to our consolidated financial statements contained herein) for $10,675,000, offset by the receipt of approximately $19,416,000 (net of expenses) from the our registered direct offering and the exercise of warrants.

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

For the nine months ended September 30, 2008, net cash used in operations was $8,740,000, compared to cash used in operations in the same period of 2007 of $1,566,000, an increase of $7,174,000. This increase in cash used in operations resulted from the increase in our net loss of $14,350,000, offset by the net increase in non-cash charges against income of $1,301,000 and the net increase in the change in operating assets and liabilities of $5,875,000.

Inventories increased in the nine months ended September 30, 2008 by $3,137,000, from the $1,808,000 balance at December 31, 2007. $1,068,000 of this increase is due to our acquisition of Irgovel. The remaining increase, or $2,069,000, is made up of a $777,000 increase in our Irgovel segment and a $1,292,000 increase in our NutraCea segment. We have been intentionally growing our inventory levels in anticipation of future orders. With the completion of our Mermentau and Lake Charles, Louisiana, plants, our production capacity now is able to meet current demand. We have increased sales of our core SRB product lines by $1,850,000 in the nine months ended September 30, 2008 compared to the same period last year, and believe that such sales growth will continue.

Cash used in investing activities in the nine months ended September 30, 2008 was $42,027,000, compared to $19,527,000 for the same period of 2007. This increase of $22,500,000 was primarily caused by our $25,646,000 (net of $79,000 cash acquired with the purchases) investment in Irgovel and PIN (see Note 10 in our consolidated financial statements contained herein), and an increase of $13,781,000 in expenditures for plant expansions and other fixed assets. The following table lists the amounts invested in subsidiaries during the nine months ended;

	September 30, 2008	September 30, 2007

Investment in Irgovel	$14,970,000	$-
Investment in PIN	10,675,000	-
Investment in Vital Living, Inc.	-	5,143,000
Investment in Grainnovations, Inc.	-	2,169,000
Total investment in subsidiaries	$25,646,000	$7,312,000

Cash provided by financing activities for the nine months ended September 30, 2008 and 2007 was $18,177,000, and $55,772,000, respectively, a decrease of $37,595,000. This decrease is due to the $28,030,000 decrease in the proceeds of our direct offerings, and a decrease of $8,222,000 decrease in proceeds from the exercise of common stock options and warrants.

Issuance of preferred stock:

On October 20, 2008 we issued to two institutional investors, for the purchase of $5 million, shares of our Series D Convertible Preferred Stock ("Preferred Stock") and five-year warrants to purchase up to 4,545,455 shares of NutraCea Common Stock. The securities were offered in "units" at a price of $1,000 per unit. The units immediately separated upon issuance. Each unit consisted of one share of Preferred Stock convertible into 1,818.18 shares of Common Stock at a conversion price per share of Common Stock of $0.55, and a warrant to purchase 909.09 shares of NutraCea Common Stock at an exercise price of $0.55 per share. The investors also received additional warrants that grant the investors the right, for a period of 60 days after the initial issuance, to purchase an additional $5 million of Preferred Stock and associated warrants on the same terms as the initial issuance. For the sale of 5,000 units we received an aggregate of $5,000,000 less $300,000 placement fees and $200,000 estimated expenses.

The Preferred Stock will accrue dividends at 8.0% per annum preferred dividend. These dividends are payable quarterly in arrears, commencing on January 1, 2009. Subject to the satisfaction of certain conditions, the dividends are payable in shares of NutraCea Common Stock, but may be paid in cash at NutraCea's election. NutraCea will redeem all of the Preferred Stock (unless converted) over nine months and in nine equal monthly installments commencing on February 1, 2009. The redemption amount is payable in shares of NutraCea Common Stock, but may be paid in cash at NutraCea's election. The conversion price of the Preferred Stock and the exercise price for the warrants are each subject to anti-dilution adjustments upon certain stock issuances at a price per share less than the conversion price. Subject to certain limitations, we may redeem the Preferred Stock at any time upon 10 days notice at a price equal to 110% of the aggregate state value of the Preferred Stock being redeemed plus accrued and unpaid dividends thereon. The proceeds will be used by NutraCea for the completion and further expansion of projects in the U.S. and Brazil as well as for general working capital.

Cash raised in equity financing:

In April 2008 we issued in a registered offering, common stock and warrants for aggregate gross proceeds of approximately $20,000,000 ($18,775,000 after offering expenses). We issued an aggregate of 22,222,223 shares of common stock and warrants to purchase an aggregate of 6,666,664 shares of our common stock combined in “units” at a price of $0.90 per unit. Each unit consists of one share of Nutracea common stock and a five year warrant to purchase 0.30 of a share of NutraCea common stock at an exercise price of $1.20 per share. An advisor for the financing received a customary 6.0% cash fee, base on aggregate gross proceeds received from the investors, reasonable expenses and a warrant to purchase 1,333,333 shares of our common stock at an exercise price of $1.20. Using the Black-Scholes method, the fair value of these warrants to purchase 7,999,997 shares of common stock is approximately $3,102,000. If exercised, we would receive approximately $9,600,000.

On February 15, 2007, we sold an aggregate of 20,000,000 shares of our common stock at a price of $2.50 per share in connection with a private placement for aggregate gross proceeds of $50,000,000 ($46,805,000 after offering expenses). Additionally, the investors were issued five-year warrants to purchase an aggregate of 10,000,000 shares of our common stock at an exercise price of $3.25 per share. An advisor for the financing received a customary 6.0% cash-fee, based on aggregate gross proceeds received from the investors, reasonable expenses and a warrant to purchase 1,200,000 shares of common stock at an exercise price per share of $3.25. The warrants have a term of five years and are exercisable after August 16, 2007.

Based on our current plans and business conditions we believe we have sufficient cash and cash equivalents to meet our anticipated operating requirements for the next twelve months. However, we may require additional funds for operations if our revenues or expenses fail to meet our current projections or if other operational requirements develop beyond those anticipated during this period. In such event, we anticipate we would use any available facilities from bank financing of receivables, equipment and/or real estate, which we currently are seeking, or additional equity funding. There can be no assurance, however, that such funding would be available on favorable terms or any terms.

Purchase of customer list

During the fourth quarter of 2008 we anticipate the purchase of a customer list and existing book of business from one of our rice mill suppliers for $3,100,000.

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

We plan to meet these funding needs by raising additional capital through sales of equity or debt or a combination thereof. There can be no assurance, however, that such funding would be available on favorable terms or any terms.

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

Sometimes a customer order is completed and such order is stored at the warehouse at the customer’s request. In these cases, we refer to Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which requires four basic criteria be met before we recognize revenue on bill and hold transactions:

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

Occasionally, we will grant exclusive use of our labels by customers in specific territories in exchange for a nonrefundable fee. Under EITF 00-21, "Revenue Recognition with Multiple Deliverables," each label licensing provision is considered to be a separate unit of accounting. Each agreement is individually evaluated to determine appropriate revenue recognition in accordance with SAB 104. If all of the following four SAB 104 basic criteria are met, revenue will be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

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

We continuously monitor collections from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. Credit losses have historically exceeded our expectations and the provisions established. Accordingly, there is a risk that credit losses in the future also may exceed our provisions in which case our operating results would be adversely affected. In 2008 and 2007, NutraCea recorded significant credit losses of $726,000 (as of the nine months ended September 30, 2008) and $3,233,000, respectively. These sales were made to customers that had good payment history, fit our strategic business plan and, depending on the transaction size, provided a substantial down payment. However, these customers encountered business difficulties and were unable to make payments. In addition, another customer had difficulties funding their marketing plan. We continue to evaluated our credit policy to ensure that the customers are worthy of terms and will support our business plans.

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

Goodwill Impairment

In accordance with Statement of Financial Accounting Standards, No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”), the Company is required to test goodwill for impairment at least annually. The goodwill impairment test compares the fair value of individual reporting units to the carrying value of these reporting units. If fair value is less than carrying value then a goodwill impairment may be present. The market value of the Company’s common stock is an indicator of fair value and a consideration in determining the fair value of the company’s reporting units. SFAS No. 142 also requires goodwill to be tested for impairment between the annual test if an event occurs or circumstances change that “more likely than not” reduce the fair value of a reporting unit below its carrying value.

For the nine months ended September 30, 2008 we assessed the fair value of our reporting units (NutraCea and Irgovel) compared to their respective carry values as of September 30, 2008 and determined that the fair value exceeded the carry value and therefore no goodwill impairment was deemed to have occurred.

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

Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates. Because valuation model assumptions are subjective, in our opinion, existing valuation models, including the Black-Scholes-Merton model, may not provide reliable measures of the fair values of our share-based compensation awards. There is not currently a generally accepted market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models. Although we estimate the fair value of employee share-based awards in accordance with SFAS No. 123(R) and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, or SAB No. 107, the option-pricing model we use may not produce a value that is indicative of the fair value achieved in a willing buyer/willing seller market transaction.

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

The Company adopted this statement for financial assets and liabilities measured at fair value effective January 1, 2008. There was no financial statement impact as a result of adoption. In accordance with the guidance of FASB Staff Position No. 157-2, the Company has postponed adoption of the standard for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, until the fiscal year beginning after November 15, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements. The provisions of SFAS No. 157 have not been applied to non-financial assets and non-financial liabilities.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value. The Company adopted SFAS No. 159 in the first quarter of 2008; as the Company did not apply the fair value option to any of its outstanding instruments, SFAS No. 159 did not have an impact on the Company's consolidated financial statements.

Recent accounting pronouncements

Business Combinations and Non-controlling Interests

In December 2007, the FASB released SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” (“SFAS No. 160”) Both standards will be effective for transactions that occur after January 1, 2009.

SFAS No. 141R applies to all business combinations and will require the acquiring entity to recognize the assets and liabilities acquired at their respective fair value.  This standard changes the accounting for business combinations in several areas.  If we complete an acquisition after the effective date of SFAS No. 141R, some of these changes could result in increased volatility in our results of operations and financial position.  For example, transaction costs, which are currently capitalized in a business combination, will be expensed as incurred.  Additionally, pre-acquisition contingencies (such as in-process lawsuits acquired) and contingent consideration (such as additional consideration contingent on specified events in the future) will be recorded at fair value at the acquisition date, with subsequent changes in fair value reflected in our results of operations.  Under current accounting guidance, adjustments to these contingencies are reflected in the allocation of purchase price if they occur within a certain period of time after the acquisition date.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As FAS No. 161 relates specifically to disclosures, the Standard will have no impact on our financial condition, results of operations or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAS No. 162 is not expected to have an impact on our financial condition, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants". Additionally, FSP No. APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP No. APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP No. APB 14-1, if any, will have on our consolidated financial position and results of operations.

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP No. 142-3"). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP No. 142-3 will have on our consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents have been maintained only with maturities of 30 days or less. Our short-term investments have interest reset periods of 30 days or less. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates. As of September 30, 2008, we had approximately $4,379,000 of long-term debt bearing interest at rates from 6% to 21.4%. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. We do not believe that a hypothetical adverse change of 10% in interest rates would have a material effect on our financial position.

Foreign Exchange Risks

Our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which our products are manufactured and/or sold.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to ensure that information we are required to disclose by NutraCea in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

During the quarter covered by this report, there was no change in NutraCea’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

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

On September 3, 2008, we filed a complaint against Vital Living in Superior Court of Arizona, Maricopa County (CV2008-021291) alleging that Vital Living has breached its obligations to us under the notes and the security agreement relating to the notes. We are seeking, among other things, immediate payment of all outstanding amounts under the notes and a judgment foreclosing our security interest in Vital Living’s assets that secure the notes. No assurance can be given that we will be able to achieve any of our objectives in the litigation or otherwise.

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

We may face difficulties integrating businesses we acquire.

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

Fluctuations in foreign currency exchange could adversely affect our financial results.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including primarily the Brazilian real. Currently, a significant portion of our revenues and expenses occur with our Brazilian subsidiary, Irgovel. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect historically, during or at the end of each report period. Therefore, increases or decreases in the value of the U.S. dollar against the Brazilian real and any other currency which affects a material amount of our operations, will affect our revenues, cost of sales, gross profit (loss), operating expenses, or other income and expenses and the value of balance sheet items denominated in foreign currencies. These fluctuations may have a material adverse effect on our financial results. Moreover, recent disruptions in financial markets have resulted in significant changes in foreign exchange rates in relatively short periods of time which further increases the risk of an adverse currency effect. Since we plan to expand our international operations through capital contributions, we will likely increase our exposure to foreign currency risks. We do not hedge our currency risk, and do not expect to as currency hedges are expensive and do not necessarily reduce the risk of currency fluctuations over longer periods of time.

We depend on limited number of customers.

During 2007, our NutraCea segment received approximately 51% of product sales revenue from six customers and approximately 15% of our revenue from one customer. During the nine months ended September 30, 2008, three customers accounted for 17% of our sales in our NutraCea segment, and in our Irgovel segment three customers accounted for 27% of sales. A loss of any of these customers could have a material adverse effect on our revenues and results of operations.

The inability of our significant customers to meet their obligations to us may adversely affect our financial results.

We are subject to credit risk due to concentration of our trade accounts receivables and notes receivables. On our Irgovel segment as of September 30, 2008 one customer accounted for 30% of Irgovel’s $1,667,000 gross trade accounts receivable. For our NutraCea segment, as of September 30, 2008, two customers accounted for 64% of our $4,729,000 gross trade accounts receivables. Both of these customers balances are past due and we have recorded a 100% allowance for doubtful accounts of $3,084,000. In addition, we acquired secured promissory notes of Vital Living, Inc. with aggregate principal amounts of $4,226,000 in connection with our entering into an asset purchase agreement with Vital Living to acquire Vital Living’s assets. While we obtain personal guarantees and security interests backing these obligations when possible, many of these obligations are not guaranteed or secured. The inability of our significant customers and obligors to meet their obligations to us, or, in the case of Vital Living, the deterioration of Vital Living’s financial condition or assets before we are able to consummate our acquisition of their assets through foreclosure or otherwise, may adversely affect our financial condition and results of operations.

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

We must comply with our contractual obligations.

We have numerous and ongoing contractual obligations under various purchase, sale, supply, production and other agreements which govern our business operations. We also have contractual obligations which require ongoing payments such as for example, various lease obligations and the agreement of Irgovel to pay tax obligations to the Brazilian government over a ten year period. While we seek to comply at all times with these obligations, there can be no assurance that we will be able to comply with the terms of all contracts during all periods of time, especially if there are significant changes in market conditions or our financial condition. If we are unable to comply with our material contractual obligations, there likely would be a material adverse effect on our financial condition and results of operations.

We have not yet achieved positive cash flow.

We have not generated a positive cash flow from operations continuous period to period since commencing operations, and have relied primarily on cash raised from the sale of our securities to fund capital investments and acquisitions. We raised $5,000,000 gross proceeds in a preferred stock offering in October 2008 and $20,000,000 gross proceeds in a common stock and warrants offering in April 2008. Additionally, we raised in private placements of equity approximately $50,000,000 in February 2007, $17,560,000 in May 2006, and $8,000,000 in October 2005. While we believe, based on our current plans and business conditions, that we have adequate cash and cash equivalents to fund our anticipated operating requirements for the next twelve months, our ability to meet long term business objectives likely will be dependent upon our ability to raise additional financing through public or private equity financings, establish increasing cash flow from operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund long-term operations. There is no assurance that external funds will be available on terms acceptable to us in sufficient amount to finance operations until we do reach sufficient positive cash flow to fund our capital expenditures. In addition, any issuance of securities to obtain such funds would dilute percentage ownership of our shareholders. Such dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. Incurring additional debt may involve restrictive covenants and increased interest costs and demand on future cash flow. Our inability to obtain sufficient financing may require us to delay, scale back or eliminate some or all of our product development and marketing programs.

We are in the process of seeking to consummate bank debt financing and this and any other borrowing we undertake will increase our financial risks.

We are in the process of seeking to consummate bank debt financing for purposes of financing inventory, equipment and real estate and we may seek other debt financing. Bank debt financing and similar type debt financing typically is not dilutive to shareholders. However, debt has priority over equity holders. Debt financing typically requires the regular payments of interest and repayment of principal on a fixed schedule and compliance with various financial covenants. Since we currently do not have positive cash flow from operations, the use of debt to finance our activities increase the risk that we will create a financial obligation we cannot repay when due or that we will be unable to comply with financial covenants even if we are able to repay the debt in accordance with its terms. If such an event were to occur, and we could not refinance or otherwise satisfy any obligation, we could default on such debt and shareholders could suffer the loss of their entire investment.

Our products and facilities could fail to meet applicable regulations which could have a material adverse affect on our financial performance.

The food products and dietary supplement industries are subject to considerable government regulation, including regulation of processing, packaging, storage, distribution, advertising, labeling, quality, and safety. There is no assurance that all of our products and marketing strategies will satisfy all of the applicable regulations, including those of the Dietary Supplement, Health and Education Act, the Food, Drug and Cosmetic Act, the U.S. Food and Drug Administration and/or the U.S. Federal Trade Commission. The Company’s products and operations also are subject to regulation in various instances by other federal, state, local and foreign governmental agencies and their regulations. Failure to meet any applicable regulations would require us to limit the production or marketing of any non-compliant products or advertising, which could subject us to financial or other penalties, and could result in negative publicity which could adversely affect our business.

We may be subject to product liability claims and product recalls.

We sell food and nutritional products primarily for human consumption, which involves risk such as product contamination or spoilage, product tampering and other adulteration of food products. We may be subject to liability if the consumption of any of our products causes injury, illness or death. In addition, we may voluntarily recall products in the event of contamination or damage. A significant product liability judgment or a widespread product recall may cause a material adverse effect on our financial condition. Even if a product liability claim is unsuccessful, there may be negative publicity surrounding any assertion that our products caused illness or injury which could adversely affect our reputation with existing and potential customers.

Many of the risks of our business have only limited insurance coverage and many of our business risks are uninsurable.

Our business operations are subject to potential product liability, environmental, fire, employee, manufacturing, shipping and other risks. Although we have insurance to cover some of these risks, the amount of this insurance is limited and includes numerous exceptions and limitations to coverage. Further, no insurance is available to cover certain types of risks, such as acts of God, war, terrorism, major economic and business disruptions, and similar events. In the event we were to suffer a significant uninsured claim, our financial condition would be materially and adversely affected.

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

Our success depends upon the efforts of our top management team, including the efforts of Bradley D. Edson, our President and Chief Executive Officer, Olga Hernandez-Longan, our Chief Financial Officer, Leo Gingras, our Chief Operating Officer, and Kody K. Newland, our Senior Vice President of Sales and Marketing. Although we have written employment agreements with each of the foregoing individuals, there is no assurance that such individuals will not die, become disabled, or resign. In addition, our success is dependent upon our ability to attract and retain key management persons for positions relating to the marketing and distribution of our products. There is no assurance that we will be able to recruit and employ such executives at times and on terms acceptable to us.

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

We may be required to record a significant charge to earnings if our goodwill becomes impaired.

Goodwill comprises a significant portion of our total assets. We tested our goodwill for impairment for the nine months ended September 30, 2008 and determined that no goodwill impairment had occurred. Consistent with past years, we also will be conducting our annual test for goodwill impairment in the fourth quarter of 2008. If we determine that impairment of our goodwill exists during a period in the future, we may be required to record a significant charge to earnings in our consolidated financial statements during that period. This would adversely impact our results of operations. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include declines in stock prices and market capitalization. In October 2008, our stock price declined significantly, and if our stock price were to decline further, our goodwill impairment test would be negatively impacted during the fourth quarter of 2008. Please see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for our critical accounting policies related to goodwill.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We must annually evaluate our internal procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and auditors to assess the effectiveness of internal control over financial reporting. In prior periods, we have identified material weaknesses in our internal controls. Although we believe we have addressed those weaknesses, no assurance can be given that these or other material weaknesses will not occur in the future. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition.

Risks Related to Our Stock

Our Stock Price is Volatile.

The market price of a share of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The high and low closing prices of a share of common stock for the following periods were:

	High	Low

Three months ended September 30, 2008	$0.70	$0.39

Nine months ended September 30, 2008	$1.56	$0.39

Twelve months ended December 31, 2007	$5.00	$0.75

Twelve months ended December 31, 2006	$2.74	$0.60

The market price of a share of our common stock may continue to fluctuate in response to a number of factors, including:

•	announcements of new products or product enhancements by us or our competitors;

•	fluctuations in our quarterly or annual operating results;

•	developments in our relationships with customers and suppliers;

•	the loss of services of one or more of our executive officers or other key employees;

•	announcements of technological innovations or new systems or enhancements used by us or our competitors;

•	developments in our or our competitors intellectual property rights;

•	adverse effects to our operating results due to impairment of goodwill;

•	failure to meet the expectation of securities analysts’ or the public; and

•	general economic and market conditions.

We have significant “equity overhang” which could adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of equity securities.

As of October 31, 2008, 168,124,554 shares of our common stock were outstanding and 4,945 shares of our Series D Preferred Stock were outstanding. Additionally, as of November 3, 2008, options and warrants to purchase approximately 60,802,000 shares of our common stock were outstanding and our currently outstanding Series D Preferred Stock was convertible into 8,990,798 shares of our common stock. In addition, warrants to acquire an additional 5,000 shares of our Series D Preferred Stock were outstanding, which if exercised to acquire additional Series D Preferred Stock, would be convertible into 9,090,909 shares of our common stock and would also have accompanying warrants to acquire an additional 4,545,455 shares of our common stock. Further, dividends on the Series D Preferred Stock may be paid in common stock depending on compliance with the terms of such preferred stock and we have the right to convert the Series D Preferred Stock into common stock, subject to certain conditions, which may result in greater number of shares of common stock being issued than in a voluntary conversion by holders of the Series D Preferred Stock. The possibility that substantial amounts of our outstanding common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

Sales of our stock pursuant to registration statements may hurt our stock price.

We granted registration rights to the investors in our October 2005, May 2006 and February 2007 capital stock and warrant financings. As of October 31, 2008, approximately 23,622,000 shares of our common stock remained eligible for resale pursuant to outstanding registration statements filed for these investors. In addition, we have filed a registration statement to cover our issuance and sale of up to $125,000,000 of common stock, preferred stock, and warrants to purchase common or preferred stock. We sold an aggregate of 22,222,223 shares of common stock and warrants to purchase an aggregate 6,666,664 shares of our common stock for gross proceeds of $20,000,000 pursuant to that registration statement in April 2008 and we sold 5,000 shares of our Series D Preferred Stock, warrants purchase 4,545,455 shares of our common stock, and warrants to acquire an additional 5,000 shares of Series D Preferred Stock together with warrants to acquire an additional 4,545,455 shares of common stock for gross proceeds of $5,000 in October, 2008. Additional sales or potential sales of a significant number of shares into the public markets may negatively affect our stock price.

The exercise of outstanding options and warrant sand conversion of Preferred Stock may dilute current shareholders.

As of October 31, 2008, there were outstanding options and warrants to purchase approximately 60,802,000 shares of our common stock. In addition, as of such date there were 4,945 shares of our Series D Preferred Stock outstanding which were convertible into 8,990,798 shares of our common stock. Further, warrants to acquire an additional 5,000 shares of our Series D Preferred Stock were outstanding, which if exercised to acquire additional Series D Preferred Stock, would be convertible into 9,090,909 shares of our common stock and would also have accompanying warrants to acquire an additional 4,545,455 shares of our common stock. Holders of these options and warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Moreover, while these options and warrants are outstanding, our ability to obtain financing on favorable terms may be adversely affected.

We likely will need to raise funds through debt or equity financings in the future to achieve our business objectives, which would dilute the ownership of our existing shareholders and possibly subordinate certain of their rights to the rights of new investors.

We likely will need to raise funds through debt or equity financings in order to complete our planned capital expenditures and ultimate business objectives. We also may choose to raise additional funds in debt or equity financings if they are available to us on terms we believe reasonable to increase our working capital, strengthen our financial position or to make acquisitions. Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing shareholders, which could be substantial. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our common stock, including repayment of their investment, and possibly additional amounts, before any payments could be made to holders of our common stock in connection with an acquisition of the company. Such preferred shares, if authorized, might be granted rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of our common stock. Also, new investors may require that we and certain of our shareholders enter into voting arrangements that give them additional voting control or representation on our board of directors.

The authorization and issuance of our preferred stock may have an adverse effect on the rights of holders of our common stock.

We may, without further action or vote by holders of our common stock, designate and issue shares of our preferred stock. The terms of any series of preferred stock could adversely affect the rights of holders of our common stock and thereby reduce the value of our common stock. The designation and issuance of preferred stock favorable to current management or shareholders could make it more difficult to gain control of our Board of Directors or remove our current management and may be used to defeat hostile bids for control which might provide shareholders with premiums for their shares. W have designated and issued four series of preferred stock, of which only our Series D Preferred Stock remains outstanding as of October 31, 2008. In October 2008 we sold 5,000 shares of our Series D Preferred Stock and warrants to acquire an additional 5,000 shares of Series D Preferred Stock. We may issue additional series of preferred stock in the future.

The Series D Preferred Stock we have issued has significant rights and benefits and is senior in priority to our common stock or any class of equity security we may issue in the future.

In October 2008 we sold 5,000 shares of our Series D Preferred Stock and we granted warrants to acquire an additional 5,000 shares of Series D Preferred Stock. The Series D Preferred Stock has significant rights and benefits which are not available to holders of our common stock. Holders of the Series D Preferred Stock may elect to convert into common stock at any time at a conversion rate of $0.55 per share, subject to adjustment downwards in the event we issue common stock, warrants or options at a price less than $0.55 per share, except in certain limited circumstances. The Series D Preferred Stock entitles its holders to dividends on a quarterly basis at an annual rate of 8%, which dividends may be payable in common stock if certain conditions are satisfied. The Series D Preferred Stock may be converted into common stock over a nine month period in equal installments commencing February 1, 2009, based on the lesser of the then current conversion price or 90% of the volume weighted average price of our common stock over the 10 trading days immediately prior to conversion as long as certain conditions are satisfied. If those conditions are not satisfied, we must pay cash to redeem the Series D Preferred Stock on the applicable dates, and if we do not have such cash, we will be in default on the Series D Preferred Stock and subject to penalty provisions. The Series D Preferred Stock are senior in priority to our common stock and any class of equity security we may issue in the future unless the Series D Preferred Stock is converted or redeemed in its entirety. Thus, in the event of our liquidation, the payment of the outstanding stated amount of the Series D Preferred Stock and any accrued but unpaid dividends on such preferred stock must be satisfied before any payments to common stock holders or the holders of any other class of preferred stock. If we fail to comply with the terms of the Series D Preferred Stock, we will be subject significant penalties, including in certain circumstances the requirement to pay additional interest at the rate of 2% per month or the issuance of additional shares of common stock. The Series D Preferred Stock also has certain rights in connection with a fundamental transaction, generally involving a change in control of our company, including the right to be redeemed at a premium price of 135% of the outstanding amount of the Series D Preferred Stock, plus any accrued but unpaid dividends.

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

Our officers and directors have limited liability and have indemnification rights.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  Exhibits

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit

1.1(1)	Form of Placement Agency Agreement, dated October 16, 2008, by and between NutraCea and Rodman & Renshaw, LLC

3.1(1)	Certificate of Determination, Preferences and Rights of the Series D Convertible Preferred Stock of NutraCea

4.1(1)	Form of Series A Warrant.

4.2(1)	Form of Series B Warrant

4.3(1)	Form of Series C Warrant

10.1(1)	Form of Securities Purchase Agreement, dated as of October 16, 2008, by and between NutraCea and each investor signatory thereto.

31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Office Pursuant to 18 U.S.C. §1350 and §906 of the Sarbanes-Oxley Act of 2002.

 (1) incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on October 20, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEA

Dated: November 6, 2008	/s/ Bradley Edson
Bradley Edson
Chief Executive Officer

Dated: November 6, 2008	/s/ Olga Hernandez-Longan
Olga Hernandez-Longan,
Chief Financial Officer
(Principal Accounting Officer)