Form 10-K
period 2008-12-31
NUTRACEA
filed 2009-10-20
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-K
______________

(Mark one)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-32565
______________

NUTRACEA
(Exact name of registrant as specified in its Charter)

California	87-0673375
(State of Incorporation)	(I.R.S. Employer Identification No.)

5090 N. 40th St., Suite #400 Phoenix, AZ	85018
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (602) 522-3000
______________

Securities registered under Section 12(b) of the Exchange Act:
NONE
______________

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value
(Title of Class)
______________

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). YES ☐ NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of June 30, 2008, the aggregate market value of the Company’s common stock held by non-affiliates was $167,743,724.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 31, 2009, there were 192,967,680 shares of common stock outstanding.

FORM 10-K

Index

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

Index

Explanatory Note

NutraCea (“Company”) has restated its consolidated balance sheets at December 31, 2006 and 2007 and its consolidated statements of operations, stockholders’ equity, and cash flows for its fiscal years ended December 31, 2006 (“fiscal 2006”) and December 31, 2007 (“fiscal 2007”).  In addition, certain restatement adjustments affected interim financial information for all of the quarters of fiscal 2007 and the first three quarters of the fiscal year ended December 31, 2008 (“fiscal 2008”) previously filed on Form 10-Q.  Such restatement adjustments are reflected in the unaudited selected quarterly financial data as disclosed in Note 25 - Quarterly Financial Data to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (“Annual Report”).

The restatement adjustments reflect the correction of errors made in the application of generally accepted accounting principles (“GAAP”).  For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Note 2 – Audit Committee Review and Restatement of Consolidated Financial Statements to the Consolidated Financial Statements included in Item 8 of this Annual Report.

The Company has not amended its prior Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement adjustments.  The financial statements and related interim financial information contained in such reports is superseded by the information in this Annual Report and the financial statements and related interim financial information contained in such previously filed reports should not be relied upon.

Significant Events

The filing of this Annual report for fiscal 2008 has been delayed as a result of the matters described below under the heading “Audit Committee Review and Restatement of Consolidated Financial Statements.”  Set forth below is a summary of certain significant events that occurred during fiscal 2008 and through the date of this filing.

Audit Committee Review and Restatement of Consolidated Financial Statements

   Overview

The Company’s Consolidated Financial Statements for the years ended December 31, 2006 and 2007 and quarterly information for the first three quarterly periods of fiscal 2008 have been restated to correct errors of the type identified in the course of the Audit Committee-led accounting review (discussed further below, and referred to herein as the “Audit Committee-led review”) and other accounting errors identified by the Company in the course of the restatement process and more fully described in the “Background” section below.

The Audit Committee concluded that the errors were the result of the improper accounting of several revenue transactions, and the improper accounting of the Company’s investment in an Indonesian wheat flour trading company.  Subsequent to the conclusions addressed by the Audit Committee, the Company also determined that certain moving and rental allowance transactions associated with the occupancy of the Company’s current corporate headquarters, an additional revenue transaction, and the recognition of license fee revenue associated with an Indonesian joint venture had not been accounted for properly.  A summary of these subsequent transactions is described below, and is included as part of the restated Consolidated Financial Statements.

The improper accounting of the transactions was primarily the result of the internal control weaknesses which existed within the Company.  Management has begun and continues to review the Company’s accounting practices and its internal control over financial reporting.  These are discussed under “Management Report on Internal Control over Financial Reporting” presented in Item 9A, “Controls and Procedures”.

    Background

During December 2008, the Audit Committee which is comprised of independent outside directors of the Board of Directors of the Company commenced an internal review of certain matters with respect to the Company’s accounting and reporting practices, including the appropriateness and/or timing of recognition of revenues from certain transactions in 2007, and the adequacy of internal controls over financial reporting and disclosure controls and procedures (“Original Review”).  The Audit Committee retained independent outside counsel and forensic accounting consultants to assist in the investigation.

Index

As a result of the preliminary findings of the investigation, the Board of Directors of the Company determined, based upon the recommendation of the Audit Committee, that the Company should restate its financial statements for the year ended December 31, 2007, including the second, third, and fourth quarters in 2007 and the first three quarters for the year ended December 31, 2008.  Accordingly, on February 17, 2009, the Board of Directors determined, based upon the recommendation of the Audit Committee that the Company’s previously issued Consolidated Financial Statements included in the filings with the Securities and Exchange Commission (“SEC”) for these periods should no longer be relied upon.  On February 23, 2009, the Company disclosed in its Current Report on Form 8-K (“Original Form 8-K”) the actions and final determinations of the Company’s Board of Directors and Audit Committee as outlined in this and the prior paragraph.

Following the date of the Original Form 8-K, the Audit Committee expanded its review to include the Company’s accounting treatment of additional transactions in 2006, 2007, and 2008 (“Subsequent Review”).  Based upon the Subsequent Review, the Audit Committee determined on April 23, 2009 that the Company would also restate its Consolidated Financial Statements for the year ended December 31, 2006, including the fourth quarter of 2006, and the first quarter of 2007, and that these Consolidated Financial Statements should not be relied upon.  On April 23, 2009, the Company disclosed in its Current Report on Form 8-K (“Subsequent Form 8-K”) the actions and final determinations of the Company’s Board of Directors and Audit Committee as outlined in this paragraph.

Subsequent to the conclusions addressed by the Audit Committee in the Original and Subsequent Reviews, the Company also determined that certain moving and rental allowance transactions associated with the occupancy of the Company’s current corporate headquarters, an additional revenue transaction, and the recognition of license fee revenue associated with an Indonesian joint venture had not been accounted for properly (“Additional Findings”).  A summary of these subsequent transactions is described below, and is included as part of the restated Consolidated Financial Statements.

In connection with the Original Review, Subsequent Review, and Additional Findings, the Company determined that it improperly accounted for the following transactions in 2006, 2007 and 2008:

Original Review:

•
The Company recognized revenue in the second quarter of 2007 on a $2.6 million sale of its Dr. Vetz PetFlex brand product with respect to which the applicable criteria for revenue recognition were not met.  Based upon the facts discovered during the Audit Committee investigation, the Company has now concluded that a $1.0 million deposit received by the Company in that transaction was provided to the purchaser through a loan from a person who at the time was a consultant to and a former officer of NutraCea, and that the evidence originally relied upon to determine and support the purchaser’s ability to pay the remaining $1.6 million receivable balance was subsequently determined to be inaccurate.  The Company reversed this sale which resulted in a reduction of revenue of $2.6 million, a reduction of cost of goods sold of $0.6 million, and a reduction of net income of $2.0 million.  The deposit is recorded as a other non-current liability in the Consolidated Financial Statements.  This liability will be extinguished upon the resolution of certain legal matters.

•
The Company determined that a $2.0 million sale of its RiceNShine product in December 2007 did not meet accounting requirements for revenue recognition in a bill and hold transaction and that the transaction should not have been recognized as revenue in the Company’s 2007 results.  The Company reversed this sale which resulted in a reduction of revenue of $2.0 million, a reduction of cost of goods sold of $1.3 million, and a reduction of net income of $0.7 million for 2007.  The revenues, costs of goods sold, and net income from this sale were ultimately recognized in the four quarters of 2008 and the first quarter of 2009 as follows (in millions):

	Q1-2008	Q2-2008	Q3-2008	Q4-2008	Q1-2009
Revenues	$0.7	$0.7	$0.4	$0.1	$0.1
Cost of Goods	0.5	0.5	0.3	0.0	0.0
Net Income	$0.2	$0.2	$0.1	$0.1	$0.1

Index

Subsequent Review and Additional Findings:

•
The Company recorded revenue of $1.6 million in the fourth quarter of 2006 from a sale of Dr. Vetz Pet Flex product to an infomercial customer.  The Company recorded an $800,000 reserve for this receivable in the second quarter of 2007.  In the third quarter of 2007 the customer returned the product and the Company recorded a sales return of $1.6 million and reversed the reserve it had recorded in the second quarter of 2007.   The Company has now determined that it will reverse this sale in 2006 instead of in 2007 because (i) the Company does not have adequate evidence to conclude that the receivable relating to this sale was collectable in the quarter it was recognized and (ii) the Company did not have sufficient experience in the infomercial market to adequately understand the distribution channel, the fluctuating nature of sales into this channel or to estimate the potential for product return.  The effect of the reversal will be to (1) reduce total revenue by $1.6 million in 2006, (2) reduce cost of sales by $268,000 in 2006, (3) reduce net income by $1.4 million in 2006 and (4) increase net income by $1.4 million in 2007.

•
In June 2007 the Company granted to Pacific Holdings Advisors Limited (“PAHL”) a perpetual and exclusive license and distribution rights (“License”) for the production and sale of Stabilized Rice Bran (“SRB”) and SRB derivative products in certain countries in Southeast Asia.  PAHL agreed to pay the Company a $5 million one-time license fee (“License Fee”), which was due and payable on the fifth anniversary of the commencement of SRB production at a facility established by PAHL or a joint venture of PAHL and the Company.  The Company recorded this $5 million License Fee in the second quarter of 2007.  Contemporaneous with the grant of the License, the Company and PAHL jointly formed Grain Enhancements, LLC (“GE”).  Pursuant to GE’s limited liability company agreement, PAHL sublicensed its rights under the License to GE.

Upon further analysis of these transactions, the Company has concluded that the License Fee did not qualify as revenue to the Company under generally accepted accounting principles.   Through our review of the transactions, including the License and other agreements that the Company entered into in connection with the formation of GE, we determined that the transactions should have been considered as one arrangement with multiple deliverables instead of stand-alone transactions.  The various obligations under this one arrangement would have precluded immediate revenue recognition of the License Fee.  Accordingly, this transaction was reversed, which decreased the Company’s license fee revenue in 2007 by $5 million and increased the Company’s net loss in 2007 by $5 million.

In March 2008, Medan, LLC (“Medan”), a wholly-owned subsidiary of the Company, purchased (“First Purchase”) from Fortune Finance Overseas LTD (“FFOL”) for $8.175 million 9,700 outstanding shares of capital stock of PT Panganmas Int Nusantara (“PIN”), an Indonesian company.  In June 2008, Medan purchased directly from PIN 3,050 additional shares of PIN capital stock for $2.5 million.  Following these purchases, Medan and FFOL own 51% and 49%, respectively of PIN’s outstanding capital stock.  The capital contributions that the Company made to Medan funded the purchase of the PIN shares.

The determination of the purchase price of the PIN shares was agreed to by management based upon an economic feasibility study of the PIN project that the Company obtained from a third party valuation firm.  Based upon this study, the Company recorded the value of the PIN shares on its balance sheet at $10.675 million, which was the price the Company paid for the PIN shares.  Upon further review, the Company has determined that there was not sufficient evidence at the time of their acquisition to support the $10.675 million valuation of the PIN shares.  Accordingly, the Company has decided to restate its consolidated balance sheet to reduce the value of the PIN shares by $5 million to $5.675 million as outlined below.

In March 2008, PAHL paid to the Company $5 million for its License Fee described above.  A principal shareholder of FFOL is also a principal shareholder of PAHL, and the Company’s receipt of payment for the License Fee was made at the same time the Company decided to make the First Purchase of the PIN shares.  Based in part upon the related ownership of FFOL and PAHL, the timing of the payments, the sub-license of PAHL’s rights under the License to GE and the Company’s current determination of the value of the PIN shares, the Company now believes the First Purchase of the PIN shares and the payment of the License Fee should be viewed as a combined event with related parties, causing the Company to account for the First Purchase of the PIN shares as a payment of $3.175 million instead of $8.175 million.

Index

In accounting for the PIN and GE transactions described above, the Company used the equity method.  The planned business of PIN was the construction and operation of a wheat flour mill in Indonesia including the production of stabilized wheat co-products. Constructing and operating wheat flour mills does not fit the strategic direction we have defined for NutraCea.  On July 23, 2009, we sold to FFOL the Company’s entire balance of 12,750 shares of capital stock of PIN, which shares represented 51% of the currently issued and outstanding capital stock of PIN.  FFOL agreed to pay $1,675,000 to Medan to purchase these shares thus purchasing all of our interest in PIN.  The sale of our shares of capital stock of PIN resulted in a $3,996,000 impairment charge representing the difference between the carrying value of our investment and the cash to be received from FFOL.  This impairment change was recorded as of December 31, 2008.

•
In April 2007, the Company began leasing the office space that it currently occupies as its corporate headquarters in Phoenix, Arizona.  As part of the lease arrangement, the landlord provided certain moving and rental incentives to the Company.  The rental incentives provided funds which the Company used for leasehold improvements of the office space.  The Company did not properly account for the incentives.  The Company accounted properly for these transactions as part of its restatement of the Consolidated Financial Statements for fiscal 2007, the second, third, and fourth quarters of fiscal 2007, and the first three quarters of fiscal 2008.  The restatement increased rent expense by $139,000 for the second quarter of 2007 and decreased rent expense by $42,000 for the third and fourth quarters of 2007 and for each of the first three quarters of 2008.

•
In the second quarter of 2007, the Company recognized revenue on an approximately $2.1 million sale to a nutraceutical distributor.  The customer made payments during the third and fourth quarters of 2007, and a balance of approximately $1.4 million remained at the end of 2007.  The Company established a reserve for doubtful accounts for the remaining amount as of December 31, 2007. Based upon facts discovered in the Additional Findings, the Company concluded that the sale did not meet the criteria for revenue recognition, and therefore restated the transaction.  The restatement resulted in a reduction to the 2007 revenue of approximately $1.4 million and a reduction to the 2007 bad debt expense of approximately $1.4 million.

The following table summarizes the impact of the restated items on our statement of operations for the periods noted and should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto (amounts in thousands except per share data).

	Nine Months
	Ended 9/30/2008	12/31/07	12/31/06
Net (loss) income, as previously reported	$(17,378)	$(11,911)	$1,585
Change to revenues for product revenue recognition	1,839	(4,435)	(1,551)
Change to revenues for license fee revenue recognition		(5,000)
Change to cost of goods sold for product revenue recognition	(1,247)	1,015	268
Change for decrease in bad debt expense	62	2,979
Change for (increase)/decrease in other operating expenses	390	(1,015)
Change for increase/(decrease) in other income	119	391
Impact of restatement items	1,163	(6,065)	(1,283)
Net (loss) income, as restated	$(16,215)	$(17,976)	$302
Earnings (loss) per share
Basic, as previously reported	$(0.12)	$(0.09)	$0.02
Impact of restatement items, net of taxes	$0.01	$(0.05)	$(0.02)
Basic, as restated	$(0.11)	$(0.14)	$0.00
Diluted, as previously reported	$(0.12)	$(0.09)	$0.02
Impact of restatement items, net of taxes	$0.01	$(0.05)	$(0.02)
Diluted, as restated	$(0.11)	$(0.14)	$0.00

The effect of the above mentioned restated items on our previously reported fiscal 2007 and 2006 consolidated balance sheets is provided below (amounts in thousands):

Index

CONSOLIDATED BALANCE SHEET
As of December 31, 2007

	As Previously		As
	Reported	Adjustments	Restated
ASSETS
Current Assets:
Cash and cash equivalents	$41,298	$(100)	$41,198
Restricted cash	758		758
Marketable securities	-		-
Trade receivables	5,345	(3,065)	2,280
Less: allowance for doubtful accounts	(2,999)	2,979	(20)
Inventory	1,808	91	1,899
Notes receivable, current portion	2,936		2,936
Deposits and other current assets	2,545	659	3,204
Total Current Assets	51,691	564	52,255

Restricted cash	1,791		1,791
Notes receivable, net of current portion	5,039	(5,000)	39
Property, plant and equipment, net	19,328	584	19,912
Investment in equity method investments	1,191		1,191
Intangible assets, net	5,743		5,743
Goodwill	39,510		39,510

Total non-current assets	72,602	(4,416)	68,186

Total Assets	$124,293	$(3,852)	$120,441

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$7,506	$(810)	$6,696
Notes payable - current portion	23		23
Deferred rent incentive - current portion	-	168	168
Deferred revenue	90	1,920	2,010
Total Current Liabilities	7,619	1,278	8,897

Deferred rent incentive - net of current portion	-	1,218	1,218
Other non-current liabilities	-	1,000	1,000
Notes payable - net of current portion	77		77
Total Liabilities	7,696	3,496	11,192

Commitments and contingencies

Minority interest

Stockholders Equity (deficit):
Common Stock	177,813		177,813

Accumulated deficit - prior year	(49,305)	(1,283)	(50,588)
Net income /(loss) - current year	(11,911)	(6,065)	(17,976)
Accumulated deficit	(61,216)	(7,348)	(68,564)
Accumulated other Comprehensive Income (Loss)	-	-	-
Total shareholders'' equity (deficit)	116,597	(7,348)	109,249

Total Liabilities and Equity	$124,293	$(3,852)	$120,441

Index

CONSOLIDATED BALANCE SHEET
As of December 31, 2006

	As Previously		As
	Reported	Adjustments	Restated
ASSETS
Current Assets:
Cash and cash equivalents	$14,867	$-	$14,867
Restricted cash	-	-	-
Marketable securities	368	-	368
Trade receivables	7,093	-	7,093
Adjustment to AR		(1,551)	(1,551)
Less: allowance for doubtful accounts	-	-	-
Inventory	796	-	796
Adjustment to inventory	-	268	268
Notes receivable, current portion	1,694	-	1,694
Deposits and other current assets	1,383	-	1,383
Total Current Assets	26,201	(1,283)	24,918

Restricted cash	-	-	-
Notes receivable, net of current portion	682	-	682
Adjustment to long term notes receivable	-	-	-
Property, plant and equipment, net	8,961	-	8,961
Investment in equity method investments	-	-	-
Intangible assets, net	5,097	-	5,097
Goodwill	32,314	-	32,314

Total non-current assets	47,054	-	47,054

Total Assets	$73,255	$(1,283)	$71,972

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$2,778	$-	$2,778
Notes payable - current portion	-	-	-
Deferred revenue	103	-	103
Total Current Liabilities	2,881	-	2,881

Notes payable - net of current portion	-	-	-
Total Liabilities	2,881	-	2,881

Commitments and contingencies

Convertible, Series B Preferred Stock	439	-	439
Convertible, Series C Preferred Stock	5,051	-	5,051

Stockholders Equity (deficit)
Common Stock	114,111	-	114,111

Accumulated deficit - prior year	(50,890)	-	(50,890)
Net income /(loss) - current year	1,585	(1,283)	302
Accumulated deficit	(49,305)	(1,283)	(50,588)

Accumulated other Comprehensive Income (Loss)	78	-	78
Total shareholders' equity (deficit)	70,374	(1,283)	69,091

Total Liabilites and Equity	$73,255	$(1,283)	$71,972

Index

The effect of the above mentioned restated items on our previously reported results of operations and cash flows for fiscal 2007 and 2006 is provided below (amounts in thousands except for per share date):

CONSOLIDATED STATEMENT OF OPERATIONS
For the Fiscal Year Ended December 31, 2007

	As Previously		As
	Reported (1)	Adjustments	Restated

Revenue
Product sales	$18,372	$(5,986)	$12,386
Less returns	(1,551)	1,551	-
Royalty and licensing fees	5,340	(5,000)	340
Total revenue	22,161	(9,435)	12,726
Cost of goods sold	9,898	(1,015)	8,883
Gross margin	12,263	(8,420)	3,843
Operating expenses
Research and development	769		769
Selling, general, and administrative	17,243	1,015	18,258
Bad debt	3,233	(2,979)	254
Impairment of intangible assets	1,300		1,300
Separation agreement with former CEO	1,000		1,000
Professional fees	3,848		3,848
Total operating expenses	27,393	(1,964)	25,429

Loss from operations	(15,130)	(6,456)	(21,586)

Other Income (expense)
Interest income	2,809	391	3,200
Interest expense	(1)		(1)
Gain on settlement	1,250		1,250
Loss on disposal of assets	(347)		(347)
Loss on equity method investments	(309)		(309)
Loss on sale of marketable securities	(163)		(163)
Total other income/(expense)	3,239	391	3,630
Income tax expense	(20)		(20)
Minority Interest			-
Net income/(loss)	$(11,911)	$(6,065)	$(17,976)
Earnings per share:
Basic income /(loss) per share	$(0.09)	$(0.05)	$(0.14)
Fully diluted income /(loss) per share	$(0.09)	$(0.05)	$(0.14)
Shares Outstanding:
Weighted average basic number of shares outstanding	125,938		125,938
Weighted average diluted number of shares outstanding	125,938		125,938

(1) Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current year.

Index

CONSOLIDATED STATEMENT OF OPERATIONS
For the Fiscal Year Ended December 31, 2006

	As Previously		As
	Reported (1)	Adjustments	Restated
Statement of Operations
Revenue
Net product sales	$17,105	$(1,551)	$15,554
Less returns	-		-
Royalty and licensing fees	985	-	985
Total revenues	18,090	(1,551)	16,539
Cost of goods sold	9,130	(268)	8,862
Gross margin	8,960	(1,283)	7,677
Operating expenses
Research and development	377		377
Selling, general, and administrative	6,657		6,657
Bad debt	9		9
Professional fees	865		865
Total operating expenses	7,908	-	7,908

Gain/(loss) from operations	1,052	(1,283)	(231)

Other income (expense)
Interest income	545		545
Interest expense	(7)		(7)
Total other income/(expense)	538	-	538
Total income before income tax	1,590	(1,283)	307
Income tax expense	5		5
Net income/(loss)	$1,585	$(1,283)	$302
Earnings per share:
Basic income /(loss) per share	$0.02	$(0.02)	$0.00
Fully diluted income /(loss) per share	$0.02	$(0.02)	$0.00
Shares Outstanding:
Weighted average basic number of shares outstanding	76,692		76,692
Weighted average diluted number of shares outstanding	102,636		102,636

(1) Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current year.

Index

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Fiscal Year Ended December 31, 2007

	As Previously	Adjusting	As
	Reported	Entries	Restated
Cash flow from operating activities:
Net Income (loss)	$(11,911)	$(6,065)	$(17,976)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,202	70	2,272
Provision for doubtful accounts and notes	3,229	(2,979)	250
Goodwill impairment	1,300	-	1,300
Loss on retirement of assets	347	-	347
Stock-based compensation	2,166	-	2,166
Loss on equity method investments	309	-	309
Loss on sale of marketable securities	290	-	290
Changes in operating assets and liabilities:
(Increase) decrease in
Trade accounts receivable	(886)	1,514	628
Inventories	(971)	177	(794)
Other current assets	(1,167)	(659)	(1,826)
Accounts payable and accrued liabilities	2,739	(810)	1,929
Deferred rent incentive	-	1,386	1,386
Other non-current liabilities	-	1,000	1,000
Deferred revenue	-	1,920	1,920
Net cash used in operating activities	(2,353)	(4,446)	(6,799)
Cash flows from investing activities
Issuance of notes receivable	(7,828)	5,000	(2,828)
Proceeds of payments from notes receivable	5,410	-	5,410
Purchases of property, plant and equipment	(11,652)	(654)	(12,306)
Investment in Grainnovation, Inc.	(2,169)	-	(2,169)
Investment in Vital Living, Inc.	(5,143)	-	(5,143)
Investment in joint venture	(1,500)	-	(1,500)
Restricted cash	(2,239)	-	(2,239)
Proceeds from issuance of long-term notes	69	-	69
Proceeds from sale of fixed assets	16	-	16
Purchases of other assets, intangibles and goodwill	(2,225)	-	(2,225)
Net cash provided by (used in) investing activities	(27,261)	4,346	(22,915)
Cash flows from financing activities
Proceeds from private placement financing, net of expenses	46,805	-	46,805
Proceeds from exercise of common stock options and warrants	9,240	-	9,240
Net cash provided by financing activities	56,045	-	56,045
Net increase (decrease) in cash	26,431	(100)	26,331
Cash, beginning of period	14,867		14,867
Cash, end of period	$41,298	$(100)	$41,198

Index

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Fiscal Year Ended December 31, 2006

	As Previously		As
	Reported	Adjustments	Restated

Cash flow from operating activities:
Net Income (loss)	$1,585	$(1,283)	$302
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,150	-	1,150
Stock-based compensation	1,091	-	1,091
Net changes in operating assets and liabilities:
(Increase) decrease in
Trade accounts receivable	(4,578)	1,551	(3,027)
Inventories	(202)	(268)	(470)
Other current assets	(1,301)	-	(1,301)
Accounts payable and accrued liabilities	1,531	-	1,531
Advances to related parties	(3)	-	(3)
Other non-current liabilties	98	-	98
Net cash used in operating activities	(629)	-	(629)
Cash flows from investing activities
Issuance of notes receivable	(2,376)	-	(2,376)
Purchases of property, plant and equipment	(4,682)	-	(4,682)
Purchases of other assets, intangibles and goodwill	(2,640)	-	(2,640)
Net cash provided by (used in) investing activities	(9,698)	-	(9,698)
Cash flows from financing activities
Proceeds from private placement financing, net of expenses	15,934	-	15,934
Principal payments on notes payable, net of discount	(15)	-	(15)
Proceeds from exercise of common stock options and warrants	5,784	-	5,784
Net cash provided by financing activities	21,703	-	21,703
Net increase (decrease) in cash	11,376	-	11,376
Cash, beginning of period	3,491		3,491
Cash, end of period	$14,867	$-	$14,867

Item 1. Business

GENERAL

NutraCea (“we”, “us”, “our”, or the “Company”), a California corporation, is a health science company that has proprietary intellectual property that allows us to process and convert rice bran, one of the world’s most underutilized food resources, into a highly nutritious ingredient, stabilized rice bran (“SRB”) that has applications in various food products and as key components of patented and proprietary formulations that have applications for treatment modalities in nutritional supplementation. It is also used as a stand-alone product that can be sold through non-related entities with distribution into the market place, both domestically and internationally. These products include food supplements and medical foods, or “Nutraceuticals,” which provide health benefits for humans and animals based on SRB, SRB derivatives, and rice-bran oils. We believe that SRB products can deliver beneficial physiological effects. We have conducted and are continuing to pursue ongoing clinical trials and third party analyses in order to further support the uses for and effectiveness of our products.

In February 2008 we acquired 100% ownership of Industria Riograndens De Oleos Vegetais Ltda. (”Irgovel”), a limited liability company organized under the laws of the Federative Republic of Brazil, which operates a rice-bran oil manufacturing facility in Pelotas, Brazil (see Note 12 to the Consolidated Financial Statements included herein).  Concurrent with that acquisition we began reporting in two business segments; the NutraCea segment which manufactures and distributes ingredients primarily derived from SRB and the Irgovel segment which manufactures rice-bran oil and fatted and defatted SRB products in Pelotas, Brazil (see Note 19 to the Consolidated Financial Statements included herein).

Index

Our NutraCea segment is primarily engaged in the manufacturing of SRB at five locations in California, Louisiana, and Texas (closed in May 2009) for various consumptive uses, and the custom manufacturing of various grain based products for human food ingredient companies at facilities in Dillon, Montana and Phoenix, Arizona (which became operational in February 2009). We have specialized processing equipment and techniques for the treatment of rice grain products to cook, convert, isolate, dry and package finished food ingredients used in the formulation of health food and consumer food finished products. NutraCea RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction, is produced at our Dillon, Montana facility along with RiFiber, a fiber rich derivative and RiBalance, a complete rice bran nutritional package. NutraCea believes that these manufacturing capabilities are unique among grain processors, with custom processing capabilities suited to numerous food applications.  In May 2008, NutraCea was granted USDA/FSIS approval to use SRB as an enhancer into meat products such as meat and poultry sausages that contain binders, nugget-shaped patties, meatballs, meatloaf, and meat and poultry patties.   Sales of human food products were approximately 56% of total sales in 2008, while the balance of 44% of sales made were of animal food products.

Our Irgovel segment manufactures rice-bran oil and fatted and defatted rice bran products for both human and animal food products for consumption in Brazil and internationally.  Irgovel owns the largest rice bran processing facility in South America and is the only Brazilian company to produce oil from rice for human consumption.  Sales of human food products were approximately 19% of total sales in 2008, industrial oils were approximately 36% of sales, and the remaining 45% of sales were of animal food products.

The combined company is a vertically integrated company combining the manufacturing, product development, and marketing of a variety of products based upon the use of SRB and rice bran formulations. We generated approximately $35.2 million, $12.7 million, and $16.5 million in revenue for the years ended December 31, 2008, 2007 and 2006, respectively. We reported a net loss for the years ended December 31, 2008 and 2007 of $64.6 million, and $18.0 million, respectively, and a net income of $0.3 million for the year ended December 31, 2006. Our net operating loss, or NOL, carry-forwards expire for federal tax purposes at various dates from 2011 through 2021, and expire for state tax purposes in 2010 through 2016 (see Note 17 to the Consolidated Financial Statements included herein).

RiceX™ and RiceX Solubles™ are our registered trade names. TheraFoods®, ProCeuticals®, NutraGlo®, NutraBeauticals®, Mirachol®, Max “E” ®, Max “E” Glo®, StaBran®, RiSolubles® and RiceMucil®, are some of our registered trademarks. In total, we have twenty four registered trademarks. In addition to our trade names and our trademarks, we hold patents to the production of Beta Glucan and a micro nutrient enriched rice bran oil process. We also hold patents to a method to treat high cholesterol, to a method to treat diabetes and on a process for producing higher value fractions (“HVF”) from SRB (see PATENTS AND TRADEMARKS below).

The Company relocated its headquarters to Phoenix, Arizona in April 2007, replacing the office space previously occupied in El Dorado Hills, California.  Our corporate offices are located at 5090 N. 40th St., Phoenix, Arizona 85018.  As of December 31, 2008, we occupy approximately 50,000 square feet of executive offices in Phoenix, and 28,000 square feet of laboratory, warehouse and production facilities in West Sacramento, California. Additionally, we own rice-bran manufacturing facilities in Mermentau and Lake Charles, Louisiana, and second stage (“Stage II”) production facilities in Dillon, Montana and Phoenix, Arizona.  Our three other rice-bran manufacturing facilities are co-located within supplier rice mills in Arbuckle and West Sacramento, California, and Freeport, Texas (closed in May 2009).  Our Irgovel subsidiary comprises of several facilities on approximately 20 acres in Pelotas, Brazil.

HISTORY

We originally incorporated on March 18, 1998 in California as Alliance Consumer International, Inc. We conduct the business previously carried on by NutraStar Technologies Incorporated (“NTI”), a Nevada corporation that was formed and started doing business in February 2000 and is now our wholly-owned subsidiary. On December 14, 2001, NTI effected a re-organization with the inactive publicly-held company, Alliance Consumer International, Inc., and the name was changed to NutraStar Incorporated. As a result of the re-organization NTI became a wholly-owned subsidiary of NutraStar Incorporated and NutraStar Incorporated assumed the business of NTI.

Index

On April 27, 2000, NutraStar formed NutraGlo Incorporated, or NutraGlo, a Nevada corporation, which was owned 80% by NTI and 20% by NaturalGlo Investors L.P. During 2001, NutraGlo started marketing, manufacturing and distributing one of our products to the equine market. In 2002, we issued shares of our common stock to NaturalGlo Investors L.P. in exchange for the remaining 20% of the common stock of NutraGlo. As a result, NutraGlo is now a wholly-owned subsidiary of NTI.

On October 1, 2003, NutraStar Incorporated changed its name to NutraCea and the common stock began trading on the OTCBB. Our common stock stopped trading on the OTCBB in May 2009 and is currently trading in the over-the-counter “pink sheets” under the symbol “NTRZ.”

On October 4, 2005, we acquired RiceX in a merger transaction with RiceX surviving the merger as our wholly-owned subsidiary. In the merger, the shareholders of RiceX received 28,272,064 shares of NutraCea common stock in exchange for 100% of the shares of RiceX common stock, and NutraCea assumed the outstanding RiceX options and warrants, which became options and warrants to purchase a total of 11,810,507 shares of NutraCea common stock.  Our acquisition of RiceX provided us with our first SRB manufacturing plant in West Sacramento, California, and our first Stage II facility in Dillon, Montana.

In April 2007 we acquired 100% ownership of Grainnovations, Inc., a privately held company in Freeport, Texas, which manufactures SRB pellets for equine customers and other SRB products (see Note 12 to the Consolidated Financial Statements included herein).

In June 2007 we formed Grain Enhancements, LLC, a joint venture to produce and distribute SRB products in Southeast Asia (see Note 12 to the Consolidated Financial Statements included herein).  We have a 47.5% interest in Grain Enhancements.

In December 2007, we formed Rice RX, LLC, and Rice Science, LLC, in which we hold a 50%, and 80% interest, respectively (see Note 12 to the Consolidated Financial Statements included herein).  We formed Rice RX, LLC and Rice Science, LLC with a minority partner, to develop, acquire, and commercialize certain SRB isolates.

In February 2008 we acquired Irgovel, our rice-bran oil processing plant in Pelotas, Brazil (see Note 12 to the Consolidated Financial Statements included herein).

In March and June 2008 we acquired a total of 51% interest in PT Panganmus Inti Nusantara (“PIN”), an Indonesian company in order to build a wheat mill incorporating our wheat stabilization technology (see Note 12 to the Consolidated Financial Statements included herein).   PIN owns land and permits necessary for the construction of such a facility in Kuala Tnajung, Medan, and North Sumatra, Indonesia. On July 23, 2009, Medan entered into a Stock Purchase Agreement with FFOL where by it sold its 12,750 shares of capital stock of PIN to FFOL, which shares represent 51% of the currently issued and outstanding capital stock of PIN (the “Agreement”).  Pursuant to the Agreement, FFOL agreed to pay $1,675,000 to Medan thus completely liquidating NutraCea’a ownership in PIN.  Based upon the liquidation of the Company’s ownership in PIN, the Company recorded as of December 31, 2008 an impairment charge of $3,996,000 representing the difference between the carrying value of our investment and the cash to be received from FFOL.

PRODUCTS

The NutraCea Process stabilizes rice bran, which is the portion of the rice kernel that lays beneath the hull and envelopes the endosperm (white rice). Rice bran contains a significant portion of the nutritional value of rice.  However, without stabilization, the nutritional value of rice bran is lost shortly after the milling process.  This is due to the lipase-induced rancidity caused by the rice milling process.  Consequently, this rich nutrient resource is typically disposed of as low value animal feed.  The NutraCea Process deactivates the lipase enzyme and stabilizes the rice bran giving it a shelf life of a minimum of one year.  Other competing processes have the ability to inactivate lipases to various degrees and therefore provide stability for a limited amount of time.  The NutraCea Process thoroughly inactivates these enzymes leading to extended shelf stability while preserving the large array of antioxidants and other nutrients found in rice bran.

The NutraCea Process has enabled the Company to develop a variety of nutritional food products, including its primary product, NutraCea® Stabilized Rice Bran.  NutraCea® SRB meets microbiological standards for human consumption.  Our customers include consumer nutrition and healthcare companies, domestic and international food companies, and companion animal feed manufacturers.  We believe that the NutraCea Process of stabilizing rice bran may be used to stabilize other cereal bran, such as wheat bran.  The Company has ongoing research in this area and is pursuing an industrial proof of concept.

Index

We produce stabilized, nutrient-rich rice bran and derivatives that are used in a wide variety of new products. These include:

NutraCea Stabilized Rice Bran:
Stable whole rice bran and germ. This is our basic SRB product that is both a food supplement and an ingredient for cereals, baked goods, companion animal feed, health bars, etc. It is also the base material for producing NutraCea Solubles, oils and NutraCea Fiber Complex.

NutraCea Stabilized Rice Bran Fine:	This is the same product as the NutraCea SRB, except that it has been ground to a particle size that will pass through a 20 mesh screen. It is used primarily in baking and pasta applications.

NutraCea Stabilized Rice Bran Extra Fine:	This is the same product as the NutraCea SRB, except that it has been ground to a particle size that will pass through an 80 mesh screen. It is used primarily in baking and pasta applications.

Dextrinized Rice Bran (RiBalance):	A modified carbohydrate converted NutraCea SRB that is more functional in baking and mixed health drink applications. This product contains all of the nutrient-rich components of NutraCea SRB.

NutraCea RiSolubles:
A highly concentrated water dispersible carbohydrate and lipid rich fraction component of NutraCea SRB.  This product contains only a small amount of fiber and is a concentrated form of the vitamins and nutrients found in NutraCea SRB.

NutraCea Fiber Complex (RiFiber):
Nutrient-rich insoluble fiber source with associated nutrients. This product, designed for use by the baking and health food markets, is the remaining ingredient when NutraCea SRB is processed to form NutraCea Solubles.

NutraCea Baby Cereal:
A comprehensive line of signature branded and private label baby cereals, marketed both to domestic and international customers.  Available in Organic or conventional grains, these cereals can be fortified and/ or fruited to meet customer needs.  Premium quality great tasting large flakes create a significant point of difference.

In addition to the above, further refining NutraCea SRB into oil and its by-products can produce NutraCea Rice Bran Oil, NutraCea Defatted Bran (“DRB”) and Higher Value Fractions.

Index

NutraCea Rice Bran Oil:
Nutrient-rich oil made from NutraCea SRB. This oil has high smoke and flash points which provides a very long fry life, is not readily absorbed into food, is naturally trans fat free, and provides excellent nutritional qualities.  It is sold into consumer, food services, and industrial segments.

NutraCea Defatted Bran (DRB):
Low fat bran that does not contain rice bran oil. This is a product designed for use by the baking industry for its high fiber nutritional benefits which include a balanced amino acid profile, high fiber content, and high mineral content.

Higher Value Fractions:
Nutraceutical-like compounds naturally occurring in NutraCea SRB and Rice Bran Oil that provide specific health benefits. Tocopherols, tocotrienols, gamma oryzanol, lecithin, and phytosterols are some of the antioxidant-rich fractions that are found in rice bran and are enhanced by stabilization. Gamma oryzanol has a variety of uses as a nutraceutical and is unique to rice bran in terms of the quantity available.

We have developed a number of product lines using NutraCea SRB products and proprietary rice bran formulations in various categories.

INDUSTRY BACKGROUND

By definition, nutraceuticals are products from natural sources that have biologically therapeutic effects in humans and animals. These compounds include vitamins, antioxidants, polyphenols, phytosterols, oryzanols, as well as macro and trace minerals. The NutraCea Process provides SRB and rice bran oil that are good sources for some of these compounds, including tocotrienols, a highly potent antioxidant form of vitamin E, and gamma-oryzanol, which is found in significant amounts in rice bran. Among other things, these compounds act as potent antioxidants. SRB and its derivatives also contain high levels of B-complex vitamins and beta-carotene, a vitamin A precursor. SRB also contains high levels of carotenoids and phytosterols, both of which are essential fatty acids, a balanced amino acid profile and soluble and insoluble fiber which promote colon health. See section “Benefits of NutraCea Stabilized Bran” for additional information.

Rice is one of the world’s major cereal grains, although United States production of rice is only a small fraction of total world production. However, raw rice bran deteriorates rapidly. Because of the rapid degradation and short shelf life, rice bran has not been widely accepted as a component of nutrition, health or beauty products, notwithstanding the known benefits. We have developed a method of stabilizing rice bran which we believe is superior in providing a shelf life greater than one year. The longer shelf life allows for economical production of nutrition products which incorporate rice bran ingredients.

As the market becomes more aware of the value of our ingredients and proprietary formulations we believe demand for our products will increase materially. Since SRB is a safe food product, we believe that its beneficial effects can be obtained with no known deleterious side effects, such as those that may be present in pharmaceuticals. Many physicians have taken an interest in our nutraceutical products as a means of offering alternative or complementary approaches for treating serious healthcare problems. If further clinical trials support the beneficial effects of our nutraceutical and medical foods products and if the medical community widely endorses such use of our products, we believe that our products in certain situations, may be used as a nutritional therapy either prior to or as a complement to traditional pharmaceutical therapies for the treatment of a variety of ailments including diabetes and coronary heart disease.  NutraCea has recently begun collaborating with Herbal Science, a manufacturer of nutraceutical products, to further explore the pharmaceutical potential of the thousands of compounds found within rice bran.

THE IMPORTANCE OF RICE

Rice is the staple food for approximately 70% of the world’s population, and is the staple food source for several of the world’s most populous countries. World rice production constitutes more than one quarter of all cereal grains produced worldwide. The United States accounts for less than 2% of the world’s rice production. 90% of the world rice tonnage is produced in 13 countries with aggregate populations of 3.2 billion people (according to the USA Rice Federation, Rice Notes). Approximately 75% of all rice production occurs in China, India, South East Asia, Africa and South America. Combined, these regions have a population of 2.3 billion people (nearly 50% of the world’s population), and an average per capita gross domestic product of $2,000 (less than one tenth of the U.S. average).

Index

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

RICE PROCESSING AND RICE BRAN STABILIZATION

When harvested from the field, rice is in the form of paddy, or “rough” rice. In this form, the rice kernel is fully enveloped by the rice hull. The hull is removed in the first stage of milling, yielding brown rice. In the second stage of milling, the outer brown layer, or rice bran, is removed to produce white rice. Rice bran is composed of the rice germ and several sub-layers, which accounts for approximately 8% by weight of paddy rice.

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

When the lipase enzymes are deactivated, rice bran is stabilized, thus preserving a potentially important nutrient source that is largely wasted today. Heat will deactivate the lipase enzyme, reduce microbiological load, and reduce moisture levels. Several approaches have used heat as the basis for stabilization. However, most of the rice bran nutrients are lost in this process and enzyme de-activitation is not optimized.  For example, parboiled, or converted rice, is subjected to soaking and steaming prior to being dried and milled. This process softens the rice kernel and reduces the problem of lipase-induced hydrolysis. The bran produced from parboiled rice, however, is only semi-stabilized. The parboiling process also destroys much of the nutritional value of the bran because many of the micro nutrients are water-soluble and are leached out during the parboiling process. There have been a number of attempts to develop alternative rice bran stabilization processes that deactivate the lipase enzyme using chemicals, microwave heating, and variants on extrusion technology. We believe each of these efforts results in an inferior product that uses chemicals or does not remain stable for a commercially reasonable period, or the nutrients in the bran are lost thereby significantly reducing the nutritional value in the bran.

THE NUTRACEA SOLUTION

The NutraCea Process uses proprietary innovations in food extrusion technology to create a combination of temperature, pressure and other conditions necessary to deactivate the lipase enzyme without significantly damaging the structure or activity of other higher value compounds, oils and proteins found in the bran. The NutraCea Process does not use chemicals to stabilize raw rice bran, resulting in an “all natural” nutrient-rich product.

Our processing equipment is designed to be installed on the premises of any two or three-stage rice mill and is located downstream from the rice polishers. After de-hulling, the rice is transported pneumatically to the rice polishing room where the brown rice kernels are tumbled between abrasive surfaces and the rice bran is polished from the surface of each kernel. The bran is separated from the denser polished rice grain and is transported pneumatically to a loop conveyor system of NutraCea design.  The loop conveyor system immediately carries the fresh, raw rice bran to the NutraCea stabilizer. Stabilization is achieved by feeding the fresh rice bran into a specially designed and proprietary technological process. The result is a selectively deactivated lipase enzyme and reduced microbiological load. Process controllers that maintain process conditions within the prescribed pressure/temperature regime control the system. In case of power failure or interruption of the flow of fresh bran into the system, the electronic control system is designed to purge our equipment of materials in process and resume production only after proper operating conditions are re-established.

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

Index

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

NutraCea also produces proprietary value-added products in its Dillon, Montana facility. In Dillon, NutraCea has established a production facility which has the ability to isolate components of the SRB into value-added products with impressive nutritional profiles. The primary isolate is NutraCea RiSolubles which is a nutritionally-dense pleasant tasting ingredient. RiSolubles can be used in nutritional finished goods like beverages, bars, powders and pastes. RiSolubles can also be served as a stand-alone nutrition supplement in feeding programs designed to address malnutrition in pregnant/lactating mothers and infant to adolescent children. Another isolate produced in Dillon is Fiber Complex. Fiber Complex is an excellent source of hypoallergenic fiber which can be used in dietary supplement formats like fiber powders, capsules, wafers, baked products and fiber bars.

BENEFITS OF NUTRACEA STABILIZED RICE BRAN

Rice bran is a rich source of protein, oil, vitamins, antioxidants, dietary fiber and other nutrients. The approximate composition and caloric content of NutraCea SRB is as follows:

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

We have been assigned eight U.S. patents relating to the production or use of nutraceutical HVF products (see PATENTS AND TRADEMARKS below).

BUSINESS STRATEGY

Our goal is to become a significant global producer and marketer of SRB. We produce SRB and related products in manufacturing facilities we own or through other arrangements (see SUPPLY AND MANUFACTURING below). We intend to vigorously protect our process and products through both trade secret protection and through patent and trademark protection (see PATENTS AND TRADEMARKS below).

Index

We believe that clinical support for SRB products will further enhance the value of our products as nutraceuticals and functional food ingredients. Finally, we intend to aggressively market our products in four distinct market segments. These areas are functional food ingredients, nutraceuticals, animal nutrition, and private label manufacturing.  In pursuit of this goal, we have focused and will continue to focus our marketing and development efforts worldwide.

SALES AND MARKETING

We target four distinct market segments in which NutraCea SRB and related products may be used as the primary ingredient. Our key marketing strategy is to form strategic alliances with industry leaders in each of our target segments. This strategy allows us to leverage the research, marketing and distribution strengths of our partners to more economically and efficiently introduce and market NutraCea products. We have formed alliances, or have entered into negotiations to form alliances, in each of our target segments.

As of December 31, 2008, we have a Senior Vice-President of Sales and five domestic sales representatives.  In addition, we have one equine marketing representative in Europe and specialized meat and poultry consultants in the U.S. and Europe.  These specialized consultants assist in meat and poultry application research and development and potential qualified customer introductions. Currently, NutraCea’s international distributor network is on every continent excluding Antarctica.  We will continue to develop breadth and depth of relationships in efforts to increase sales volume.

Because of the potential significance for SRB inclusion in meat and poultry, we have enlisted the services of a Strategic Protein Application Specialist from The Netherlands to help research and establish manufacturing processes, identify new SRB meat applications, and market to key international contacts.  We have also secured the services of PHD Technologies LLC to focus on North American meat and poultry application development, marketing support, and customer training programs.

During fiscal 2008, approximately 9 percent of our net products sales of our NutraCea segment were to regions outside of the United States while approximately 6 percent of our net product sales of our Irgovel segment were to regions outside of Brazil. Information on net sales to unaffiliated customers and long-lived assets attributable to our geographic regions is included in Note 19 of Notes to Consolidated Financial Statements.

Nutraceuticals

Nutraceuticals are plant-derived substances with pharmaceutical-like properties, including vitamins and dietary supplements. NutraCea SRB can be used as a nutraceutical to provide certain specific nutrients or food components (including antioxidants, oryzanols, Vitamin E, Vitamin B, and bran fiber) or to address specific health applications such as cardiovascular health, diabetes control, fighting free radicals, and general nutritional supplementation. Our ingredient products are primarily sold to consumer nutrition and healthcare companies, national nutritional retailers, and multi-level personal product marketers.

Functional Food Ingredients

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

NutraCea SRB and DRB are economical, all natural food products that contain a unique combination of oil, protein, carbohydrates, vitamins, minerals, fibers, and antioxidants that enhance the nutritional value of popular consumer products.  Foods that are ideally suited for the addition of NutraCea SRB and DRB to their products include processed meats, cereals, baked goods, breadings, and batters.  NutraCea’s SRB inclusion in breadings and batters results in a reduction in oil uptake, higher moisture retention, improved nutritional profiles, and reduced costs.

In 2008, NutraCea received USDA/FSIS approval to provide rice bran as an enhancer into meat products such as meat and poultry sausages that contain binders, nugget-shaped patties, meatballs, meatloaf, and meat and poultry patties. NutraCea’s SRB is replacing functional ingredients like soy protein isolate, soy protein concentrate, modified food starch, pea protein and mustard flour at a fraction of the costs. With strong application benefits such as reduced cost per unit, increased product yield, and reduced purge, NutraCea’s SRB has a strong marketing position in the US meat market and an even stronger position outside the US where non-meat ingredients make up a larger percentage of meat products.

Index

Animal Nutrition

NutraCea SRB and DRB are marketed as feed ingredients in the U.S. and international animal nutrition markets. NutraCea SRB and DRB are used as equine feed ingredients and have proven to provide a safe, all natural energy source which assists in lowering glycemic response, improving stamina thru being a ready available low starch energy component, and improving overall coat bloom through its essential fatty acid and amino acid profiles. Show and performance horses represent the premium end of the equine market and represent a more than $100 million annual market share opportunity.

In 2008, NutraCea extended its Natural Glo equine products line with Natural Glo Rice Bran Oil.  Current animal nutrition products include: Natural Glo, Natural Glo Rice Bran Oil, Equine Shine, Satin Finish, and Max-E-Glo.  Additionally, we opened and continued to pursue new markets in the $50 billion per year Pet Food Market and are finding strong interest and rapid adoption in Wildlife (Deer & Wild Bird), Show Animal, and specialized piglet diets in both the commercial and integrated markets.

Private Label

We manufacture and market private label baby cereal to retail in the US and abroad.  According to the National Association for the Specialty Food Trade, baby food experienced the largest sales growth between 2006 and 2008 out of the entire specialty food market. Specialty baby food generated $58 million in sales in the U.S. and represents a significant annual market share potential for NutraCea. Overseas interest, especially in China, is significant and in the fourth quarter we accepted purchase orders and held discussions relating to baby food manufacturing opportunities with two of China’s largest food distributors and retailers. There is high demand for US products, especially baby cereal, in China and we are confident that our product quality and pricing makes us a solid player in the baby cereal market both in the US and overseas.  In 2008, we manufactured all baby cereal in our Dillon, MT facility.

Domestic Initiatives

Our main domestic initiative for 2008 was to construct and open our Phoenix, Arizona plant to manufacture cereals for both infant and adult formulations.   In the 2nd quarter of 2008, we purchased a facility and began retrofitting the building and land to accommodate production of baby cereal and related products.  With over 124,000 square feet of manufacturing and warehousing space, the facility is a state of the art cereal manufacturing facility that initially equals Dillon in capacity with four drum driers.  The intent is to expand to eight drum driers of installed capacity with room for an additional four if the business demands it.

 International Initiatives

In the fourth quarter of 2008, NutraCea began negotiations with several businesses in China for different aspects of our Rice Bran products.  One company has since become a customer who has placed purchase orders for our private label baby cereal.  We filled the first order for this customer in May 2009.

Additionally, we have had success with product testing and small batch runs with companies in China that are interested in including SRB in meat products, specifically sausage.   Initial testing indicates that a 3% inclusion of SRB requires additional water and increases yields substantially, resulting in increased profits for the producer.  All indications are positive at this time, although no purchase orders have been placed.

We continue to look at ways to improve profitability at Irgovel and are now speaking with customers throughout Asia and other parts of the world to purchase the rice oil produced in Pelotas.  This would provide a higher price than the current local markets and would also be a natural hedge since exports are US Dollar denominated sales.  We are currently in discussion with several potential international customers at this time.

In June 2007, we entered into a joint venture with an Indonesian company to construct Rice Bran Stabilization facilities in Southeast Asia.  Although we originally expected the facility to be operational in the fourth quarter of 2008, we now expect to begin construction in late 2009 or early 2010.

Index

There can be no assurance that these international initiatives will be achieved in part or whole, however management continues its efforts to formalize its relationship within these countries to further its business objectives.

CUSTOMERS

For the twelve months ended December 31, 2008, five customers accounted for a total of 28.2% of the Company’s sales: 14.8%, 6.6%, 2.4%, 2.3%, and 2.1% respectively. At December 31, 2008, three of those customers accounted for 28.2% of the Company’s accounts receivable: 20%, 6.5%, and 1.7%, respectively.  One other customer accounted for more than 3% of the total outstanding accounts receivable.   This customer accounted for 3.5% of the total outstanding accounts receivable.

For the twelve months ended December 31, 2007, five customers accounted for a total of 29.4% of the Company’s sales: 7.8%, 7.5%, 5.5%, 4.7%, and 3.9% respectively.  At December 31, 2007, three of those customers accounted for 21.6% of total accounts receivable: 9.2%, 8.4% and 4.0%, respectively.  Seven other customers accounted for 32.6% of the total outstanding accounts receivable, 7.8%, 5.4%, 4.4%, 4.2%, 4.1%, 3.6% and 3.1% respectively. No other customer accounted for more than 3% of the total outstanding accounts receivable.

For the twelve months ended December 31, 2006, one customer accounted for a total of 48.7% of sales. At December 31, 2006, accounts receivable due from this customer was 62.7% of the total outstanding accounts receivable. Four other customers accounted for 24.1% of the total outstanding accounts receivable, 10.2%, 6.5%, 3.8% and 3.6% respectively.  No other customer accounted for more than 3% of the total outstanding accounts receivable.

Although the loss of any one of these customers could have a material adverse effect on our revenues and results of operations, we continue to diversify our customer base in an attempt to mitigate the concentration of customers.

SUPPLY AND MANUFACTURING

Initial production of SRB

We purchase raw rice bran from multiple suppliers. These include Farmers’ Rice Cooperative (“FRC”) in Sacramento, California, ADM Rice (“ADM”) in Arbuckle, California, Louisiana Rice Mill (“LRM”) in Mermentau, Louisiana, Farmers’ Rice Milling (“FRM”) in Lake Charles, Louisiana, and American Rice, Inc. (“ARI”) in Freeport, Texas. Pursuant to our agreements our stabilization machinery is physically located within or adjacent to the rice processing plants and the rice bran by-product is directly transferred to our machinery for stabilization without the need for shipping. The relationship with the rice mills are symbiotic, as the rice manufacturer searches for raw rice bran marketing channels while we have ready access to raw bran.

We have ongoing discussions regarding entering into contracts for the supply of rice bran in China, Indonesia, Brazil, and throughout other areas of the world. We are continuing to seek additional relationships with rice processors, both in the United States and abroad as part of our overall business strategy. We believe suitable alternative supply arrangements are readily available if needed.

Stage II production of SRB

As required, we ship NutraCea SRB from our warehouse in California to our plant in Dillon, Montana for further processing into NutraCea RiSolubles, Dextrinized Rice Bran and NutraCea Fiber Complex. Since the end of 2005 we installed additional equipment at the Dillon, Montana facility which increased our production of NutraCea Solubles and NutraCea Fiber Complex by more than 150%, to a capacity of 5,000 tons per year.  During 2008 we purchased an existing building in Phoenix, Arizona and installed equipment which added 5,000 tons of Stage II processing capacity, with room to more than quadruple that capacity.

Every food product that we manufacture is produced under published FDA and USDA regulations for “Good Manufacturing Practices.” The Company has extensive processes and programs to oversee product quality. Product samples for each product code are frequently analyzed for adherence to a predetermined set of product microbiological and attribute specifications and each lot is released only when it demonstrates its compliance with specifications.

Index

RESULTS OF TRIALS AND SCIENTIFIC RESEARCH

The beneficial attributes of SRB, including the RiSolubles® and RiceMucil® Nutritional Supplements, have been studied and reported by several laboratories, including Medallion Laboratories, Craft’s Technologies, Inc., Southern Testing & Research Laboratories, and Ralston Analytical Laboratories. NutraCea has no affiliation with any of the laboratories that performed these studies but did pay for certain portions of these studies. These analyses have verified the presence of antioxidants, polyphenols, and phytosterols, as well as beneficial macro and trace minerals, in NutraCea’s SRB products. Antioxidants are compounds which scavenge or neutralize damaging compounds called free radicals. Polyphenols are organic compounds which potentially act as direct antioxidants. Phytosterols are plant-derived sterol molecules that help improve immune response to fight certain diseases.

A 57-subject clinical trial conducted by Advanced Medical Research with funding by NutraCea suggested that consumption of NutraCea’s RiSolubles® and RiceMucil® Nutritional Supplements may lower blood glucose levels of type 1 and type 2 diabetes mellitus patients and may be beneficial in reducing high blood cholesterol and high blood lipid levels. If warranted, NutraCea may develop products which address the use of SRB products as medical foods for, and to potentially make health benefit claims relating to, the effects of dietary rice bran on diabetes and cardiovascular disease.

Through several consulting physicians, NutraCea has relationships with several medical institutions and practicing physicians who may continue to conduct clinical trials and beta work for its products. Some of these previous clinical trials are reviewed in an article published in the March 2002 issue of the Journal of Nutritional Biochemistry. The trials produced positive results by showing that the levels of blood lipids and glycosylated hemoglobin were reduced. Subsequently, three domestic and six international patents were issued to NutraCea on the strength of these clinical trials.

The W. F. Young Company, distributors of Absorbine® Equine Pain Relief Products, sponsored a 50-horse equine clinical trial, which demonstrated NutraCea’s Absorbine Flex+® Equine Products to be effective products for treating joint degeneration as well as inflammation in horses.

NutraCea has an on-going immune system response study for HIV patients at the Haddassah Medical University in Israel.   This study was initiated due to mounting anecdotal evidence obtained from NutraCea’s humanitarian efforts in Africa that RiSolubles seems to boost energy levels in HIV infected individuals, also helping them gain weight and regain relatively normal lifestyles.  We caution that no causal relationship has yet been proven and that RiSolubles does not reverse infection by HIV.  The study, with a medically reviewed, statistically validated protocol, is intended to provide a definitive answer.  Assuming no unexpected delays in the study, initial results are expected toward the end of 2009 or early 2010.

In December 2007 we formed Rice Science, LLC (“RS”), a Delaware LLC with Herbal Science Singapore PTe. Ltd. (“HS”) to develop nutraceutical extracts and pharmaceutical chemistries from NutraCea SRB.  HS utilizes sophisticated methodologies in the identification and isolation of specific biologically active compounds that have been tested for effectiveness against specific disease conditions. Thus far, it is apparent that SRB contains a large number of novel, potentially active compounds that will be the target of HS’s methodologies. We are hopeful that the partnership will result in biologically active SRB extracts for use in the nutraceutical industry as well as specific identified compounds targeting the pharmaceutical industry.

In 2008 RS conducted a significant amount of research.  The initial thrust of this work was the development of extracts from SRB that would be effective in fighting inflammation which leads to pain.  A number of extracts have been tested with two identified as having significant effect based on in vitro tests.  A combination of these was created to produce a third extract that exhibits a high level of Cox 1, Cox 2 and Lox 5 inhibition.  This extract was used in a pharmacokinetic study to determine the speed of assimilation into the human body.  Results indicated that the active compounds were rapidly assimilated with no evidence of toxic byproducts.  Our next step is to conduct a human clinical trial.  A number of active compounds were identified and modeled.  RS has filed Patent applications for the extract along with each of the specific active compounds.

RS has also conducted preliminary work on extracts of SRB for treatment of diabetes and metabolic syndrome.  This is a promising area of research which will be focused on in 2009 and beyond.

Late in 2007, the Cancer Biomarkers Group in the Department of Cancer Studies and Molecular Medicine, University of Leicester in Leicester, UK published a research paper evaluating the effect of NutraCea SRB in ApcMin mice (British Journal of Cancer (2007) 96, 248-254). The mice were genetically modified to serve as models for mammary, prostate and intestinal carcinogenesis. They reported that consumption of SRB (30% in the diet) reduced the numbers of intestinal adenomas in these mice by 51% compared to the same mice on a control diet. The results suggest that SRB might be further evaluated as a chemo-preventative intervention in humans. These results led to NutraCea filing a patent application on “Methods for Treatment of Intestinal Carcinogenesis with Rice Bran” on January 4, 2008 by assignee NutraCea. A new clinical trial utilizing NutraCea Fiber Complex has been initiated at the University of Leicester to further characterize the effectiveness of this rice bran derivative as a chemo-preventative intervention against intestinal cancer in humans.  The study is scheduled for completion by late 2009.

Index

PATENTS AND TRADEMARKS

Through our subsidiary RiceX, we have been assigned eight U.S. patents relating to the production or use of Nutraceutical or HVF products. The patents include:

1.	Patent Number 5,512,287 “PRODUCTION OF BETA-GLUCAN AND BETA-GLUCAN PRODUCT,” which issued on April 30, 1996 and expires in 2014.

2.	Patent Number 5,985,344 “PROCESS FOR OBTAINING MICRONUTRIENT ENRICHED RICE BRAN OIL,” which issued November 16, 1999 and expires in 2018.

3.	Patent Number 6,126,943 “METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA, AND ATHEROSCLEROSIS,” which issued October 3, 2000 and expires in 2018.

4.	Patent Number 6,303,586 B1 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA,” which issued October 16, 2001 and expires in 2018.

5.	Patent Number 6,350,473 B1 “METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA AND ATHEROSCLEROSIS,” which issued February 26, 2002 and expires in 2020.

6.	Patent number 6,558,714 B2 “METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA AND ATHEROSCLEROSIS” which issued May 06, 2003 and expires in 2021.

7.	Patent number 6,733,799 “METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA AND ATHEROSCLEROSIS” which issued May 11, 2004 and expires in 2023.

8.	Patent number 6,902,739 “METHODS FOR TREATING JOINT INFLAMMATION, PAIN AND LOSS OF MOBILITY” which issued June 07, 2005 and expires in 2021.

NutraCea currently has several additional patent applications filed and pending formal review, and we intend to apply for additional patents in the future as new products, treatments and uses are developed.

In addition to the previously identified issued patents NutraCea has been issued nine additional International patents covering this subject area.

1.	Patent number 71377 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA” which issued by Singapore March 28, 2002.

2.	Patent number 751704 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA” which issued by Australia December 5, 2002.

3.	Patent number 503648 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA” which issued by New Zealand February 3, 2003.

4.	Patent number 98810675.2 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA” which issued by Canada July 16, 2003.

5.	Patent number 15162B1 “PROCESS FOR OBTAINING MICRONUTRIENT ENRICHED RICE BRAN OIL” which issued by Argentina October 22, 2004.

6.	Patent number 232655 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA” which issued by Mexico December 6, 2003.

7.	Patent number 583211 “A METHOD FOR TREATING DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA” which issued by Korea May 18, 2006.

8.	Patent number 2002315558 “METHODS FOR TREATING JOINT INFLAMMATION, PAIN AND LOSS OF MOBILITY” which issued by Australia October 18, 2007.

9.	Patent number 221444 “DIABETIC FOOD KIT COMPRISING ENZYME TREATED STABILIZED RICE BRAN DERIVATIVE” which issued by India June 23, 2008

Index

In 2008 another 11 provisional patent applications were filed by NutraCea of which four have been submitted as formal patent filings. NutraCea currently has a number of additional patent applications filed and pending formal review and we intend to apply for additional patents in the future as new products, applications and data become available.

The NutraCea Process is an adaptation and refinement of standard food processing technology applied to the stabilization of rice bran. We have chosen to treat the NutraCea Process as a trade secret and not to pursue process or process equipment patents on the original processes. However, process improvements will be reviewed for future patent protection. We believe that the unique products, and their biological effects, resulting from NutraCea’s SRB are patentable.

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

Although there currently are no pending claims or lawsuits against us regarding possible infringement claims, there can be no assurance that infringement claims by third parties, or claims for indemnification resulting from infringement claims, will not be asserted in the future or that such assertions, if proven to be true, will not have a materially adverse affect on our financial condition and results of operations. In the future, litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to defend against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of our resources, which could have a material adverse effect on our financial condition and results of operations. Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our systems or products, any of which could have a material adverse effect on our financial condition and results of operations. In addition, there can be no assurance that a license under a third party’s intellectual property rights will be available on reasonable terms, if at all.

GOVERNMENT REGULATIONS

The Federal Food, Drug, and Cosmetic Act, or FFDCA, and the U.S. Food and Drug Administration, (“FDA”), regulations govern the marketing of our products.

The FFDCA provides the statutory framework governing the manufacturing, distribution, composition and labeling of dietary supplements for human consumption. These requirements apply to our product trademarks TheraFoods® and ProCeutical®.

Marketers of dietary supplements may make three different types of claims in labeling: nutrient content claims, nutritional support claims, and health claims.

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

•
Nutritional support claims may be either statement about classical nutritional deficiency diseases, such as “vitamin C prevents scurvy” or statements regarding the effect of a nutrient on the structure or function of the body, such as “calcium builds strong bones.” The FFDCA requires that any claim regarding the effect of a nutrient on a structure or function of the body must be substantiated by the manufacturer as true and not misleading. In addition, the label for such products must bear the prescribed disclaimer: “This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.”

Index

•
Health claims state a relationship between a nutrient and a disease or a health-related condition. FDA’s regulations permit certain health claims regarding the consumption of fiber and the reduction of risk for certain diseases, such claims may relate to rice bran ingredients.

The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements, including the power to seize adulterated or misbranded products or unapproved new drugs, to request product recall, to enjoin further manufacture or sale of a product, to issue warning letters, and to institute criminal proceedings. In the future, we may be subject to additional laws or regulations administered by the FDA or other regulatory authorities, the repeal of laws or regulations that we might consider favorable, or more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws or regulations, nor can we predict the effect of such laws or regulations on our operations. We may be required to reformulate certain of its products, recall or withdraw those products that cannot be reformulated, keep additional records, or undertake expanded scientific substantiation. Any or all of such requirements could have a material adverse effect on our business and financial condition.

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

COMPETITION

Although we believe that we are the only company to produce stabilized all natural rice bran so that the bran has a shelf life of over one year, we compete with other companies attempting to stabilize rice bran, as well as companies producing other food ingredients and nutritional supplements. We believe that our only significant competitor currently for rice bran products is Producer’s Rice Mill, Stuttgart, AR. We believe that our major nutritional supplement competitors include producers of wheat bran and oat bran, particularly in the functional food ingredients market segment.

We compete with other companies that offer products incorporating SRB as well as companies that offer other food ingredients and nutritional supplements.  We also face competition from companies providing products that use oat bran and wheat bran in the nutritional supplements as well as health and beauty aids. Many consumers may consider such products to be a replacement for the products manufactured and distributed by us.  Many of our competitors have greater marketing, research, and capital resources than we do, and may be able to offer their products at lower costs because of their greater purchasing power or the lower cost of oat and wheat bran ingredients. There are no assurances that our products will be able to compete successfully.

With the purchase of Irgovel we now compete in the world's edible oil market.  Our competition for exports of rice bran oil resides primarily in Southeast Asia.

REASEARCH AND DEVELOPMENT EXPENDITURES

During years 2008, 2007, and 2006, we spent $1,509,000, $769,000, and $377,000, respectively, on product research and development.

SEASONALITY

Our business is not materially affected by seasonal factors.

Index

ENVIRONMENT

We believe that our operations comply in all material respects with applicable laws and regulations concerning the environment. While it is impossible to predict accurately the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on our results of operations or competitive position.

EMPLOYEES

As of August 31, 2009, the NutraCea segment had a total of 68 full-time domestic employees and approximately 4 contract employees. The Irgovel segment had approximately 213 employees.  Our employee count may change periodically.  From year to year we experience normal variable labor fluctuation at our production facilities around the world. We consider that our relations with our employees are good.

SECURITIES EXCHANGE ACT REPORTS

The Company maintains an Internet website at the following address: www.nutracea.com. We make available on or through our Internet website certain reports and amendments to those reports that we file with the Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934 (Exchange Act). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The contents of our website are not incorporated by reference in this report on Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934. The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on the SEC website (www.sec.gov).

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

Risks Related to Our Business

Our significant losses and negative cash flow raise questions about our ability to continue as a going concern.

We incurred net losses (excluding Goodwill impairment) of approximately $31.3 million and $16.7 million in 2008 and 2007, respectively. We cannot assure you that we will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis or that profitability, if achieved, will be sustained.  No adjustments have been made to the financial statements that might result from the outcome of this uncertainty. If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives such as filing for bankruptcy, pursuing dissolution and liquidation or seeking to merge with another company or sell all or substantially all of our assets. Because of our recurring losses and negative cash flows from operations, the audit report of our independent public accountants on our financial statements for the fiscal years ended December 31, 2008 contains an explanatory paragraph stating that the independent auditor has substantial doubt about our ability to continue as a going concern.

Index

The restatement of our consolidated financial statements has subjected us to a number of additional risks and uncertainties, including increased costs for accounting and legal fees and the increased possibility of legal proceedings.

As discussed elsewhere in this Annual Report and in Note 2 Audit Committee Review and Restatement of Consolidated Financial Statements to our Consolidated Financial Statements, we determined that our consolidated financial statements for our 2006 and 2007 fiscal years, each of the quarterly periods of 2007 and the first three quarters of 2008 should be restated due to, among other things, errors in our interpretation and application of generally accepted accounting principles. As a result of the restatement, we have become subject to a number of additional risks and uncertainties, including:

•
We incurred substantial unanticipated costs for accounting and legal fees in connection with the restatement. Although the restatement is complete, we expect to continue to incur accounting and legal costs as noted below.

•
As a result of the restatement, we have been named in a number of lawsuits as discussed in Item 3 of Part I of this Annual Report, “Legal Proceedings” and Note 18, “Commitments and Contingencies.” The plaintiffs in these lawsuits may make additional claims, expand existing claims and/or expand the time periods covered by the complaints. Other plaintiffs may bring additional actions with other claims, based on the restatement. If such events occur, we may incur substantial defense costs regardless of the outcome of these actions and insurance may not be sufficient to cover the losses we may incur. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in one or more of these actions, we could be required to pay substantial damages or settlement costs, which could adversely affect our business, financial condition, results of operations and liquidity.

The United States Securities and Exchange Commission (“SEC”) investigation may result in significant costs and expenses which may divert resources and could have a material adverse effect on the Company’s business and results of operations.

As further described under Item 3 — “Legal Proceedings,” in March 2009 the Company was advised by the Staff of the SEC that the SEC had commenced a formal investigation for potential violations by the Company and its current and former officers and directors, of the antifraud provisions and of the reporting and record keeping requirements, including internal controls sections, of the Securities Act of 1933 and the Securities Exchange Act of 1934.  We have cooperated fully with the SEC on the formal investigation and the informal inquiry that preceded it; however, we cannot predict the outcome of the investigation. We have incurred professional fees and other costs in responding to the SEC’s previously informal inquiry and in responding to the formal investigation and expect to continue to incur professional fees and other costs, which may be significant, until resolved.

In addition, our management, Board of Directors and employees may need to expend a substantial amount of time in addressing the SEC’s investigation, which could divert a significant amount of resources and attention that would otherwise be directed toward operations, all of which could materially adversely affect our business and results of operations. Further, if the SEC were to conclude that enforcement action is appropriate, NutraCea and/or its current or former officers and directors could be sanctioned or required to pay significant civil penalties and fines. Any of these events could have a material adverse effect on the Company’s business and results of operations.

Management recently identified material weaknesses in our internal control over financial reporting with respect to control environment and revenue recognition. Additionally, management may identify material weaknesses in the future that could adversely affect investor confidence, impair the value of our common stock and increase our cost of raising capital.

In connection with the restatement, we have assessed the effectiveness of our disclosure controls and procedures. Management identified material weaknesses in our internal control over financial reporting with respect to control environment and revenue recognition. As a result of this material weakness, our Interim Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2008 and the date of this filing. Management has taken and is taking steps to remediate the material weakness in our internal control over financial reporting. There can be no assurance as to how quickly or effectively our remediation steps will remediate the material weakness in our internal control over financial reporting or that additional material weaknesses will not be identified in the future.

Index

Any failure to remedy additional deficiencies in our internal control over financial reporting that may be discovered in the future or to implement new or improved controls, or difficulties encountered in the implementation of such controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could, in turn, affect the future ability of our management to certify that our internal control over our financial reporting is effective and, moreover, affect the results of our independent registered public accounting firm’s attestation report regarding our management’s assessment. Inferior internal control over financial reporting could also subject us to the scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties or shareholder litigation, which could have an adverse effect on the trading price of our common stock.

In addition, if we or our independent registered public accounting firm identify additional deficiencies in our internal control over financial reporting, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our share price. Furthermore, additional deficiencies could result in future non-compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Such non-compliance could subject us to a variety of administrative sanctions, including review by the SEC or other regulatory authorities.

We are subject to a securities law class action lawsuit seeking damages we may not be able to pay.

NutraCea and certain of its former and current officers and directors have been named defendants in two securities law class actions which have been consolidated into one case. These lawsuits were filed in the United States District Court District of Arizona on behalf of shareholders who acquired securities of the Company between April 2, 2007 and February 23, 2009. The lawsuits allege, among other things, that we made material false and misleading statements in publicly disseminated press releases and that our Securities and Exchange Commission filings misrepresented material facts about the business, operations and management of NutraCea.  These lawsuits are in a preliminary phase and been consolidated into one class action  The plaintiffs seek damages under Section 10(b) of the Securities and Exchange Act and Rule 10b-5 promulgated there under and for violations of Section 20(a) of the Exchange Act.  While we intend to vigorously defend this action, it should be recognized that it is unclear what the plaintiffs claim for damages will be and if it will exceed the amount of the available D&O insurance.  In addition the Company was and will continue to incur defense costs and has certain indemnification obligations which may not be covered by the D&O insurance. These claims and possible claims are at an early stage and it is not possible to determine the probability of liability, if any, or estimate the loss, if any, that might arise from these lawsuits. Accordingly, no accrual has been made at this time for these contingencies.

We have a limited operating history and have generated losses in each quarter of 2007 and 2008, and in the first and fourth quarters of 2006.

We began operations in February 2000 and incurred losses in each reporting period except for the second and third quarter of 2006, and we incurred losses in each quarter of 2007 and 2008. Our prospects for financial success are difficult to forecast because we have a relatively limited operating history. Our prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets. Our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in product development, possible cost overruns due to price and cost increases in raw product and manufacturing processes, uncertain market acceptance, and inability to respond effectively to competitive developments and attract, retain and motivate qualified employees. Therefore, there can be no assurance that our business or products will be successful, that we will be able to achieve or maintain profitable operations or that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.

We have not yet achieved positive cash flow

We have not generated a positive cash flow from operations continuous period to period since commencing operations. We raised $5,000,000 gross proceeds in a preferred stock offering in October 2008 and $20,000,000 gross proceeds in a common stock and warrants offering in April 2008.  Additionally, we raised in private placements of equity approximately $50,000,000 in February 2007, $17,560,000 in May 2006, and $8,000,000 in October 2005. We most likely will need to raise additional financing and to increase cash flow from operations to fund current operations in our NutraCea Segment.  Additionally, our ability to meet long term business objectives likely will be dependent upon our ability to raise additional financing through public or private equity financings, establish increasing cash flow from operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund long-term operations.  There is no assurance that external funds will be available on terms acceptable to us in sufficient amount to finance operations until we do reach sufficient positive cash flow to fund our capital expenditures.  In addition, any issuance of securities to obtain such funds would dilute percentage ownership of our shareholders.  Such dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. Incurring additional debt may involve restrictive covenants and increased interest costs that will strain our future cash flow.  Our inability to obtain sufficient financing may require us to delay, scale back or eliminate some or all of our product development and marketing programs, eliminate or restructure portions of our operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives such as filing for bankruptcy, pursuing dissolution and liquidation or seeking to merge with another company or sell all or substantially all of our assets.  In addition, potential debt or equity funders may require that we initiate bankruptcy proceedings before providing us with additional debt or equity funding.

Index

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

We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future.

Index

We intend to pursue significant foreign operations and there are inherent risks in operating overseas.

An important component of our business strategy is to build rice bran stabilization and rice bran oil facilities in foreign countries and to market and sell our products internationally. For example, we recently entered into joint ventures to produce and market our SRB products in Southeast Asia and China and purchased a company in Brazil that manufactures rice bran oil. There are risks in operating stabilization facilities in developing countries because, among other reasons, we may be unable to attract sufficient qualified personnel, intellectual property rights may not be enforced as we expect, and legal rights may not be available as contemplated. Should any of these risks occur, we may be unable to maximize the output from these facilities and our financial results may decrease from our anticipated levels. The inherent risks of international operations could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include, among others:

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

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including primarily the Brazilian Real.  Currently, a significant portion of our revenues and expenses occur with our Brazilian subsidiary, Irgovel.  Because our Consolidated Financial Statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect historically, during or at the end of each report period.  Therefore, increases or decreases in the value of the U.S. dollar against the Brazilian real and any other currency which affects a material amount of our operations, will affect our revenues, cost of sales, gross profit (loss), operating expenses, or other income and expenses and the value of balance sheet items denominated in foreign currencies.  These fluctuations may have a material adverse effect on our financial results.  Moreover, recent disruptions in financial markets have resulted in significant changes in foreign exchange rates in relatively short periods of time which further increases the risk of an adverse currency effect.  Since we plan to expand our international operations, we will likely increase our exposure to foreign currency risks.  We do not hedge our currency risk, and do not expect to as currency hedges are expensive and do not necessarily reduce the risk of currency fluctuations over longer periods of time.

We depend on a limited number of customers.

For the twelve months ended December 31, 2008, five customers accounted for a total of 28.2% of the Company’s sales: 14.8%, 6.6%, 2.4%, 2.3%, and 2.1% respectively. At December 31, 2008, three of those customers accounted for 28.2% of the Company’s accounts receivable: 20.0%, 6.5%, and 1.7%, respectively.  One other customer accounted for more than 3% of the total outstanding accounts receivable.   This customer accounted for 3.5% of the total outstanding accounts receivable.

For the twelve months ended December 31, 2007, five customers accounted for a total of 29.4% of the Company’s sales: 7.8%, 7.5%, 5.5%, 4.7%, and 3.9% respectively.  At December 31, 2007, three of those customers accounted for 21.6% of total accounts receivable: 9.2%, 8.4% and 4.0%, respectively.  Seven other customers accounted for 32.6% of the total outstanding accounts receivable, 7.8%, 5.4%, 4.4%, 4.2%, 4.1%, 3.6% and 3.1% respectively. No other customer accounted for more than 3% of the total outstanding accounts receivable.

For the twelve months ended December 31, 2006, one customer accounted for a total of 48.7% of sales. At December 31, 2006, accounts receivable due from this customer was 62.7% of the total outstanding accounts receivable. Four other customers accounted for 24.1% of the total outstanding accounts receivable, 10.2%, 6.5%, 3.8% and 3.6% respectively.  No other customer accounted for more than 3% of the total outstanding accounts receivable.

Although we continue to expand our customer base in an attempt to mitigate the concentration of customers, the loss of any one of these customers could have an adverse effect on our revenues and results of operations.

Index

Credit Risk Management

We define credit risk as the risk of loss from obligors or counterparty default. Our credit risks arise from both distributors and consumers.  Many of these risks and uncertainties are beyond our control.

Our ability to forecast future trends and spot shifts in consumer patterns or behavior even before they occur are vital for our success in today's economy.  In managing risk, our objective is to protect our profitability, but also protect, to the extent we can, our ongoing relationship with our distributors and customers. With this in mind, we have taken the following actions:

•
We adopted, and our Board of Directors approved, a new credit risk policy that establishes general principles and the overall framework for managing consumer credit risk across the Company. This policy is further supported by subordinate policies and practices covering all facets of consumer credit extension, including prospecting, approvals, authorizations, line management, collections, and fraud prevention. Going forward, these policies should help ensure consistent application of credit management principles and standardized reporting of asset quality and projected loss reserves.

•	We incorporate more sophisticated information in the Company’s risk evaluations;
•	We increased our focus on areas of high risk, including canceling or placing a cash only policy on certain questionable accounts;
•	We reduced certain credit limits;
•	We concentrated our efforts on quickly identifying and assisting distributors who are experiencing temporary financial difficulty.

Implementing and enforcing our credit policy and providing guidance to the officers on the policy is critical for us to achieve US GAAP compliant revenue recognition. We may encounter difficulties in maintaining relationships with distributors and customers while enforcing our credit policies.

We rely upon a limited number of product offerings

The majority of the products that we have sold as of December 31, 2008 have been based on SRB. Although we will market SRB as a dietary supplement, as an active food ingredient for inclusion in our products and in other companies’ products, and in other ways, a decline in the market demand for our SRB products, as well as the products of other companies utilizing our SRB products, could have a significant adverse impact on us.

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

All of our current products depend on our proprietary technology using raw rice bran, which is a by-product from milling paddy rice to white rice. Our ability to manufacture SRB is currently limited to the production capability of our production equipment at Farmers’ Rice Co-operative and Archer Daniels Midland in California, American Rice, Inc. in Texas, and our own plants located next to Louisiana Rice Mill in Mermentau, Louisiana, and Farmer’s Rice Inc.  in Lake Charles, Louisiana.  Along with our value-added products plants in Dillon, Montana, Phoenix, Arizona, and our facility in Pelotas, Brazil (acquired in February 2008), we currently are capable of producing enough finished products to meet current demand. If demand for our products were to increase dramatically in the future, we would need additional production capacity.

Index

We are pursuing other supply sources in the United States and in foreign countries and anticipate being able to secure alternatives and back-up sources of rice bran, however, there can be no assurance that we will continue to secure adequate sources of raw rice bran to meet our future demand.  Since rice bran has a limited shelf life, the supply of rice bran is affected by the amount of rice planted and harvested each year. If economic or weather conditions adversely affect the amount of rice planted or harvested, the cost of rice bran products that we use may increase.  We are not generally able to immediately pass cost increases to our customers and any increase in the cost of SRB products would have an adverse effect on our results of operations.

We face risks in our wheat bran stabilization efforts.

In January 2008, through a newly formed wholly owned subsidiary, we entered into an agreement to develop and lease wheat bran stabilization equipment to an Indonesian company.  We cannot guarantee that our efforts to develop wheat bran stabilization equipment will be successful.

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

We have numerous ongoing contractual obligations under various purchase, sale, supply, production and other agreements which govern our business operations.  We also have contractual obligations which require ongoing payments such as various lease obligations and the agreement of Irgovel to pay tax obligations to the Brazilian government over a ten year period.  While we seek to comply at all times with these obligations, there can be no assurance that we will be able to comply with the terms of all contracts during all periods of time, especially if there are significant changes in market conditions or our financial condition.  If we are unable to comply with our material contractual obligations, there likely would be a material adverse effect on our financial condition and results of operations.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  Historically, we have not experienced any loss of our cash and cash equivalents, but we have experienced losses to our trade receivables.

The Company currently depends on a limited number of customers.  This results in a concentration of credit risk with respect to the Company’s outstanding accounts receivable.  The Company considers the financial strength of the customer, the remoteness of the possible risk that a default event will occur, the potential benefits to the future growth and development of the Company, possible actions to reduce the likelihood of a default event and the benefits to the Company from the transaction before entering into a large credit limit for a customer.  Although the Company analyzes these factors, there can be no assurance that the ultimate collection of the obligation from the customer will occur.

Although we continue to expand our customer base in an attempt to mitigate the concentration of credit risk, the writing off of an accounts receivable balance could have an adverse effect on our results of operations.

Index

Debt covenant obligations, if triggered, may affect our financial condition.

Our long-term debt obligations and committed short-term lines of credit contain financial covenants related to debt-to-capital ratios and interest-coverage ratios.  Failure to comply with any of these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations or the inability to borrow under certain credit agreements. Any such acceleration could cause a material adverse change in NutraCea’s financial condition.  We entered into a forbearance agreement with Wells Fargo Bank NA pursuant to which Wells Fargo agreed to forbear from exercising its rights and remedies with respect to existing defaults.  We have determined it is probable that we will not be in compliance with the terms of the forbearance agreement as of October 31, 2009 which may result in the acceleration of outstanding debt obligation.

A downgrade in our credit rating could adversely affect our access to capital markets.

Our ability to obtain adequate and cost-effective capital depends upon our credit ratings, which are greatly affected by our financial performance and the liquidity of financial markets. A downgrade in our current credit ratings could adversely affect our access to capital markets, as well as our cost of capital.

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

Our success is dependent upon our ability to protect the patents, trade secrets and trademarks that we have and to develop new patents and trademarks for future processes, machinery, compounds and products that we develop.  The process of seeking patent protection may be long and expensive, and there can be no assurance that patents will be issued, that we will be able to protect our technology adequately, or that competition will not be able to develop similar technology.

There currently are no claims or lawsuits pending or threatened against us regarding possible infringement claims, but there can be no assurance that infringement claims by third parties, or claims for indemnification resulting from infringement claims, will not be asserted in the future or that such assertions, if proven to be accurate, will not have a material adverse affect on our business, financial condition and results of operations. In the future, litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to defend against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any litigation could result in substantial cost and diversion of our efforts, which could have a material adverse affect on our financial condition and results of operations. Adverse determinations in any litigation could result in the loss of our proprietary rights, subjecting us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our systems, any of which could have a material adverse affect on our financial condition and results of operations. There can be no assurance that a license under a third party’s intellectual property rights will be available to us on reasonable terms, if at all.

Index

We are dependent on key employees and consultants.

Our success depends upon the efforts of our top management team, including the efforts of John Short, President, Jim Lintzenich, our Interim Chief Executive Officer, Interim Principal Financial Officer and Interim Chief Accounting Officer, Leo Gingras, our Chief Operating Officer, Eliseu Batista, Executive Vice President - Latin America, and Kody K. Newland, our Senior Vice President of Sales and Marketing. Although we have written employment agreements with each of the foregoing individuals, other than Jim Lintzenich, there is no assurance that such individuals will not die, become disabled, or resign. In addition, our success is dependent upon our ability to attract and retain key management persons for positions relating to the marketing and distribution of our products. There is no assurance that we will be able to recruit and employ such executives at times and on terms acceptable to us.

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

Index

Risks Related to Our Stock

Our Stock Price is Volatile.

The market price share of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future.  We trade on the over the counter “pink sheets” for which there is an inconsistent market and we are thinly traded stock subject to volatility in our stock price and the demand of our shares. The high and low closing sales prices of our common stock for the following periods were:

NutraCea Common Stock	Low	High

Year Ended December 31, 2009
Third Quarter	$0.17	$0.26
Second Quarter	$0.16	$0.38
First Quarter	$0.19	$0.50

Year Ended December 31, 2008
Fourth Quarter	$0.31	$0.52
Third Quarter	$0.39	$0.70
Second Quarter	$0.69	$1.13
First Quarter	$0.89	$1.56

Year Ended December 31, 2007
Fourth Quarter	$0.75	$1.76
Third Quarter	$1.34	$3.31
Second Quarter	$3.03	$5.00
First Quarter	$2.21	$3.39

Year Ended December 31, 2006
Fourth Quarter	$1.32	$2.65
Third Quarter	$0.86	$1.32
Second Quarter	$0.81	$1.42
First Quarter	$0.65	$1.27

The market price of a share of our common stock may continue to fluctuate in response to a number of factors, including:

•	announcements of new products or product enhancements by us or our competitors;
•	fluctuations in our quarterly or annual operating results;
•	developments in our relationships with customers and suppliers;
•	the loss of services of one or more of our executive officers or other key employees;
•	announcements of technological innovations or new systems or enhancements used by us or our competitors;
•	developments in our or our competitors’ intellectual property rights;
•	adverse effects to our operating results due to impairment of goodwill;
•	failure to meet the expectation of securities analysts’ or the public;
•	general economic and market conditions;
•	our ability to expand our operations, domestically and internationally, and the amount and timing of expenditures related to this expansion;
•	litigation involving us, our industry or both;
•	actual or anticipated changes in expectations regarding our performance by investors or securities analysts; and
•	price and volume fluctuations in the overall stock market from time to time.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Our stock price is volatile and we have become the target of securities litigation which could result in substantial costs and divert our management’s attention and resources from our business. In addition, volatility, lack of positive performance in our stock price or changes to our overall compensation program, including our equity incentive program, may adversely affect our ability to retain key employees.

Index

We have significant “equity overhang” which could adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of equity securities.

As of August 31, 2009, NutraCea had 192,967,680 shares of our common stock was outstanding. Additionally, as of August 31, 2009, options and warrants to purchase approximately 71,127,000 shares of our common stock were outstanding. The possibility that substantial amounts of our outstanding common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

Sales of our stock pursuant to registration statements may hurt our stock price.

We granted registration rights to the investors in our October 2005, May 2006 and February 2007 capital stock and warrant financings. As of August 31, 2009, approximately 27,162,602 shares of our common stock remained eligible for resale pursuant to outstanding registration statements filed for these investors. In addition, we have filed a shelf registration statement to cover our issuance and sale of up to $125,000,000 of common stock, preferred stock and warrants to purchase common or preferred stock. Pursuant to that shelf registration statement we sold an aggregate of 22,222,223 shares of common stock and warrants to purchase an aggregate of 6,666,664 shares of our common stock for gross proceeds of $20,000,000 in April 2008 and we sold 5,000 shares of our Series D Preferred Stock and warrants to purchase 4,545,455 shares of our common stock for gross proceeds of $5,000,000 in October 2008.  Sales or potential sales of a significant number of shares into the public markets may negatively affect our stock price.

The exercise of outstanding options and warrants may dilute current shareholders.

As of August 31, 2009, there were outstanding options and warrants to purchase approximately 71,127,000 shares of our common stock. Holders of these options and warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Moreover, while these options and warrants are outstanding, our ability to obtain financing on favorable terms may be adversely affected.

We likely will need to raise funds through debt or equity financings in the future to achieve our business objectives and to satisfy our cash obligations, which would dilute the ownership of our existing shareholders and possibly subordinate certain of their rights to the rights of new investors.

We likely will need to raise funds through debt or equity financings in order to meet our current cash requirements and to complete our ultimate business objectives.  We also may choose to raise additional funds in debt or equity financings if they are available to us on terms we believe reasonable to increase our working capital, strengthen our financial position or to make acquisitions. Our Board of Directors has the ability, without seeking shareholder approval, to issue additional shares of common stock or preferred stock that is convertible into common stock for such consideration as the Board of Directors may consider sufficient, which may be at a discount to the market price.  Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing shareholders, which could be substantial. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our common stock, including repayment of their investment, and possibly additional amounts, before any payments could be made to holders of our common stock in connection with an acquisition of the company. Such preferred shares, if authorized, might be granted rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of our common stock. Also, new investors may require that we and certain of our shareholders enter into voting arrangements that give them additional voting control or representation on our Board of Directors.

The authorization and issuance of our preferred stock may have an adverse effect on the rights of holders of our common stock.

Our Board of Directors, without further action or vote by holders of our common stock, has the right to establish the terms, preference, rights and restrictions and issue shares of preferred stock.  The terms of any series of preferred stock could be issued with terms, rights, preferences and restrictions that could adversely affect the rights of holders of our common stock and thereby reduce the value of our common stock. The designation and issuance of preferred stock favorable to current management or shareholders could make it more difficult to gain control of our Board of Directors or remove our current management and may be used to defeat hostile bids for control which might provide shareholders with premiums for their shares. We have designated and issued five series of preferred stock, no shares of which remain outstanding as of August 31, 2009.  We may issue additional series of preferred stock in the future.

Index

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

Item 1B. Unresolved Staff Comments

On June 30, 2008, we received a letter from the Staff of the SEC’s Division of Corporation Finance (“Staff”) as part of its review of our Form 10-K for the fiscal year ended December 31, 2007, and our Form 10-Q for the fiscal quarter ended March 31, 2008.  The Company responded to that letter, which has been followed by a series of new letters and comments from the Staff and our responses.  Many of the Staff’s comments have been resolved.  The Staff’s unresolved comments that we believe are material relate primarily to the following:

•	Our disclosure of background information relating to our purchase of outstanding secured promissory notes and Series D Preferred Stock of Vital Living, Inc;
•
Our accounting for $1 million of cash that we received in connection with a $2.6 million sale in the second quarter of 2007, which sale we are reversing in the restatement and which $1 million was sourced from a former officer of NutraCea;

•	Disclosure of the relationship between Vital Living and NutraCea and Vital Living’s primary distributor, Wellness Watchers Global, and a consolidated entity of Vital Living, Wellness Watchers Systems;
•	Our recognition of $2.5 million of revenue relating to a sale to Wellness Watchers Global in the second quarter of 2007, and the accounting standards that we applied to the sale;
•
Our recognition of $365,000 of revenue relating to a sale to a customer in December 2006 and our determination that the amounts recognized were collectible and fixed and determinable at the time of sale;

•
Our recognition of $8.1 and $1.9 million of revenue from a customer in 2006 and 2007, respectively, our determination that the amounts recognized were collectible and fixed and determinable at the time of sale and our application of the bill and hold revenue recognition method with this customer;

•	The impact of the restatement items on the goodwill impairment analysis for Vital Living as of December 31, 2007 and for fiscal year 2008;
•	Our consolidation of Vital Living and our allocation of the purchase price of the outstanding promissory notes and Series D Preferred Stock of Vital Living; and
•	Our accounting in 2004 and 2005 with respect to our investment in Langley Park.

The Company believes it has addressed each of these comments in its most recent response to the Staff on October 16, 2009.  However, The Company can provide no assurance that the Staff will have no further comments on these matters.

Index

Item 2. Description of Property

We maintain various facilities that are used for manufacturing, warehousing, research and development, distribution, and administrative functions. These facilities consist of both owned and leased properties.

The following summarizes the properties used to conduct our operations:

Primary Segment	Location	Status	Primary Use

NutraCea	West Sacramento, California	Leased	Warehousing, and Administrative
	Mermentau, Louisiana	Owned	Manufacturing (temporarily idled May 2009)
	Lake Charles, Louisiana	Building – Owned Land - Leased	Manufacturing (temporarily idled May 2009)
	Dillon, Montana	Owned	Manufacturing
	Freeport, Texas	Leased	Manufacturing (closed in May 2009)
	Phoenix, Arizona	Owned	Manufacturing and Warehousing
	Burley, Idaho	Leased	Administrative
	Phoenix, Arizona	Leased	Administrative – corporate offices

Irgovel	Pelotas, Brazil	Owned	Manufacturing, R&D, Administrative

We believe that all facilities are in good operating condition, the machinery and equipment are well-maintained, the facilities are suitable for their intended purposes and they have capacities adequate for current operations. The properties are covered by insurance but properties in the Gulf Coast are subject to high deductibles and limitations on damages due to tropical storms.

Item 3. Legal Proceedings

Various lawsuits, claims, proceedings and investigations are pending involving us as described below in this section. In accordance with SFAS No. 5, Accounting for Contingencies, when applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. In addition to the matters described herein, we are involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

Shareholder Class Action

On February 27, 2009, a shareholder securities class action was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the District of Arizona Case No. CV 09-00406-PHX-FJM.  The class action is purportedly brought on behalf of a class consisting of all persons who purchased common stock of NutraCea between August 14, 2007 and February 23, 2009.  The Complaint alleges that the Company filed material misstatements in publicly disseminated press releases and Securities Exchange Commission filings misstating the Company’s financial condition during the period in question.  The plaintiffs assert two causes of action under Section 10(b) and 20(a) of the Securities and Exchange Act (15 U.S.C. §78j(b) and 78t(a)) and Rule 10b-5 promulgated thereunder (17 C.F.R. §240.10b-5).

Index

On April 27, 2009, a second shareholder securities class action was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the District of Arizona, Case No. CV 09-00880-SRB.  The class action is purportedly brought on behalf of a class consisting of all persons who purchased common stock of NutraCea between April 2, 2007 and February 23, 2009.  The Complaint alleges that the Company filed material misstatements in publicly disseminated press releases and Securities and Exchange Commission filings misstating the Company’s financial condition during the period in question.  The plaintiffs assert four causes of action under Section 10(b) and 20(a) of the Securities and Exchange Act (15 U.S.C. §78j(b) and 78t(a)) and Rule 10b-5 promulgated thereunder (17 C.F.R. §240.10b-5) and under the Arizona Revised Statutes.

On May 29, 2009, the court presiding over the first filed case consolidated these two actions into one action under the case name Burritt v. NutraCea, et al., Case No. CV 09-00406-PHX-FJM (the “Federal Action”) and appointed Harvey Pensack, represented by The Rosen Law Firm P.A., as lead plaintiff and lead counsel.

On July 1, 2009, lead plaintiff filed a consolidated class action complaint, alleging that, among other things, defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 44-1991(A)(3), 44-2003(A), and 44-1999(B) of the Arizona Revised Statutes.  The complaint generally alleges that NutraCea and the individual defendants made false and misleading statements in NutraCea’s financial statements and seek unspecified monetary damages and other relief against the defendants.  Defendants moved to dismiss this complaint on August 3, 2009.  On August 14, 2009, lead plaintiff filed a motion for leave to amend the consolidated class action complaint.  On September 25, 2009, the court granted plaintiff’s motion to amend and denied defendants’ motion to dismiss as moot in light of the amended complaint.  Motions to dismiss the amended complaint were filed on October 7, 2009.

Shareholder Derivative Action

In addition to the shareholder class actions, on March 30, 2009 and May 9, 2009, two shareholder derivative lawsuits were filed in the Superior Court of Arizona, County of Maricopa, by persons identifying themselves as shareholders of the Company and purporting to act on its behalf, naming the Company as a nominal defendant and naming its former Chief Executive Officer and its current Board of Directors as defendants.

In these actions, the plaintiffs assert claims against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment based on the alleged wrongful conduct complained of in the Federal Action described above.  All of these claims are purportedly asserted derivatively on the Company’s behalf and the plaintiffs seek no monetary recovery against the Company.  The plaintiffs seek, among other relief, disgorgement of all profits, benefits, and compensation received from the individual defendants and plaintiffs’ attorneys’ fees and costs.

By an order entered on June 3, 2009, the superior court consolidated these two cases into one action captioned In re:  NutraCea Derivative Litigation, Case No. CV2009-051495.  Although the parties entered into a stipulation staying the derivative action, the court has ordered that the matter proceed and the parties are discussing a briefing schedule.

SEC Enforcement Investigation

The Company received a letter from the SEC in January 2009 indicating that it had opened an informal inquiry, and the Company subsequently received an informal request for the production of documents in February 2009 relating to a number of 2007 transactions.  In March 2009 the Company received a Formal Order of Private Investigation from the SEC. In June 2009, the Company received a subpoena for the production of documents that largely tracked the SEC’s earlier requests.  The Company has responded to these requests for documents and based on findings related to the internal review and the SEC’s requests, the Company restated its financial statements for 2006, 2007 and the first three quarters of 2008.

Index

 Irgovel Stockholders lawsuit

On August 28, 2008, former Irgovel stockholder David Resyng filed an indemnification suit against Irgovel, Osmar Brito and the remaining Irgovel stockholders (“Sellers”), requesting: (i) the freezing of the escrow account maintained in connection with the transfer of Irgovel’s corporate control to the Company and the presentation of all documentation related to the transaction, and (ii) damages in the amount of the difference between (a) the sum received by David Resyng in connection with the judicial settlement agreement executed in the action for the partial dissolution of limited liability company filed by David Resyng against Irgovel and the Sellers and (b) the amount received by the Sellers in connection with the sale of Irgovel’s corporate control to the Company, in addition to moral damages as determined in the court’s discretion.  The amount in dispute is estimated to be approximately USD $2,000,000, plus any moral damages as determined by the court.

The Company believes that the filing of the above lawsuit is a fundamental default of the obligations undertaken by the Sellers under the Quotas Purchase Agreement for the transfer of Irgovel’s corporate control, executed by and among the Sellers and the Company on January 31, 2008 (“Purchase Agreement”) and, consequently, that the responsibility for any indemnity, costs and expenses incurred or that may come to be incurred by Irgovel and/or the Company in connection with the above lawsuit is the sole responsibility of the Sellers.

On February 6, 2009, the Sellers filed a collection lawsuit against the Company seeking payment of the second installment of the purchase price under the Purchase Agreement, which was indicated by the Sellers to be approximately USD $853,000.  The Company is holding back payment of the second installment until the resolution of the Resyng lawsuit noted above.  The Company has not been served with any formal notices in regard to this matter so far.  In addition, the Purchase Agreement requires that all disputes between the Company and the Sellers are subject to arbitration. As part of the purchase agreement $1,905,000 was deposited into an escrow account to cover contingencies and is payable to the sellers upon resolution of all contingencies.  The Company believes any payout due to the lawsuit will be made out of the escrow account.

Index

W.D. Manor Mechanical Contractors, Inc. and Related Matters

On April 30, 2009, W.D. Manor Mechanical Contractors, Inc. (“W.D.”) filed a complaint against NutraPhoenix, LLC, the Company and other unrelated defendants in Superior Court of Arizona, Maricopa County (CV2009-013957) arising out of the construction of a facility in Phoenix, Arizona that is owned by NutraPhoenix, LLC and at which the Company is the tenant.  W.D. seeks to foreclose a mechanic’s lien and alleges unjust enrichment arising out of the alleged non-payment of $399,589 in regard to labor and materials allegedly performed/provided by W.D.  The Company and NutraPhoenix, LLC are attempting to negotiate a settlement.  The company is subject to various related claims from sub-contractors totaling to $437,000. These claims have been accrued and expensed in our consolidated financial statements as of December 31, 2008. The settlement of these claims is expected to be equal or less than the accrued amount.

Halpern

On January 21, 2009, Halpern Capital Inc, filed a complaint against NutraCea in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida (Case No: 09-04688CA06) arising out of a financial advisory and investment banking relationship.  The two parties have reached a tentative settlement agreement which includes cash payments and warrants.  The total value of the expected settlement was accrued in our Consolidated Financial Statements as of December 31, 2008.

Famers’ Rice Milling

Farmers’ Rice Milling (“FRM”) contends that the Company has defaulted by failing to pay the rentals due under two leases between the parties: (i) March 15, 2009 ground lease, as amended by November 1, 2008 and (ii) April 15, 2007 Warehouse lease (collectively the “Leases”).  FRM seeks to terminate the leases and recover both back and future rent there under. The Company has filed an Answer and Counterclaim and deposited into the registry of the court the sum of $60,425 constituting the rental due under both the Leases, a late fee due under the Warehouse lease plus accrued interest.  This suit was filed in the 14th Judicial District Court on June 24, 2009 and was timely removed to the United States District Court, Western District of Louisiana, Lakes Charles division where it is presently pending.

Management believes that it has meritorious defenses and plans on defending the suit vigorously. Management has not accrued an estimated loss. However, if FRM prevails in the case, the Company will lose the building and permanent fixtures which cannot be removed, totaling approximately $ 3,377,000 as of December 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Index

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

The Company’s common stock is traded on the pink sheets, a centralized electronic quotation service for over-the-counter securities, under the symbol “NTRZ.PK” Our CUSIP No. is 45776L100.  Our common stock previously traded on the OTCBB until May 1, 2009. The following table sets forth the range of high and low closing sales prices for our common stock as reported on the OTCBB for the periods indicated below. The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

NutraCea Common Stock	Low	High

Year Ended December 31, 2009
Third Quarter	$0.17	$0.26
Second Quarter	$0.16	$0.38
First Quarter	$0.19	$0.50

Year Ended December 31, 2008
Fourth Quarter	$0.31	$0.52
Third Quarter	$0.39	$0.70
Second Quarter	$0.69	$1.13
First Quarter	$0.89	$1.56

Year Ended December 31, 2007
Fourth Quarter	$0.75	$1.76
Third Quarter	$1.34	$3.31
Second Quarter	$3.03	$5.00
First Quarter	$2.21	$3.39

Year Ended December 31, 2006
Fourth Quarter	$1.32	$2.65
Third Quarter	$0.86	$1.32
Second Quarter	$0.81	$1.42
First Quarter	$0.65	$1.27

HOLDERS

As of August 31, 2009 there were approximately 276 holders of record of our common stock.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Index

Pursuant to our credit agreement with Wells Fargo Bank, we may not pay cash dividends on our common stock so long as we have a line of credit with, or owe any debt to, Wells Fargo Bank.

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended December 31, 2008, we did not issue any securities without registration under the Securities Act of 1933.

Sales of unregistered securities during the first three quarters of 2008 have previously been reported in quarterly reports on Form 10-Q or current reports on Form 8-K that we have filed with the SEC.

SHARE REPURCHASES

We did not repurchase any of our securities in 2008.

PERFORMANCE GRAPH

The following graph compares the cumulative total return on our common stock, the NASDAQ Composite Index and a peer group over the period commencing on December 31, 2003 and ending on December 31, 2008.  The Company does not believe there are any publicly traded companies that represent strict peers.  However, each of the companies in the peer group offers similar products in one or more segments of its business.  The peer group consists of Martek Biosciences Corp., Conagra Foods Inc., Kraft Foods Inc., Nutraceutical International Corp., and Synovics Pharmaceuticals Inc.

The performance graph assumes the value of the investment in the common stock of each index was $100 and that all dividends were reinvested. This graph is not necessarily indicative of future price performance.

Index

The performance graph in this Item 5 shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

Item 6. Selected Financial Data

The following table sets forth our selected consolidated statement of operations, balance sheet, and operating data.  The selected statement of operations and balance sheets are derived from our Consolidated Financial Statements for the fiscal years of 2007 and 2006 and have been restated to reflect adjustments discussed in footnote 2 to the table below.  The data presented below should be read in conjunction with our restated Consolidated Financial Statements and related notes included in Item 8, “Financial Statements and Supplementary Data,” and the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

Index

Statements of Operations Data: (In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006	2005		2004
		Restated (1)		Correction (2)
Revenues	$35,224	$12,726	$16,539	$5,564		$1,225
Cost of goods sold	30,416	8,883	8,862	2,878		600
Gross profit	4,808	3,843	7,677	2,686		625
Operating expenses	68,466	25,429	7,908	5,678		24,176
(Loss) profit from operations	(63,658)	(21,586)	(231)	(2,992)		(23,551)
Interest income/(expense)	122	3,199	538	(878)		(23)
Other income/(expense)	(1,052)	431	-	(78)		(2,012)
Income tax expense	(64)	(20)	(5)	(2)		-
Minority Interest	80	-
Net (loss) income	$(64,572)	$(17,976)	$302	$(3,950)		$(25,586)
Basic (loss) net income per common share	$(0.40)	$(0.14)	$0.00	$(0.10)		$(1.18)
Diluted (loss) net income per common share	$(0.40)	$(0.14)	$0.00	$(0.10)		$(1.18)
Weighted ave basic number of shares outstanding	160,585	125,938	76,692	38,615
Weighted ave diluted number of shares outstanding	160,585	125,938	102,636	38,615

Balance Sheet Data: (end of period)
	As of December 31,
	2008	2007	2006	2005		2004
Cash, cash equivalents, restricted cash and investments	$10,064	$43,747	$14,867	$3,636		$2,112
Total Assets	$102,380	$120,441	71,982	47,464		3,338
Current Liabilities	$18,799	$8,897	2,881	1,261		2,170
Long Term Debt	$9,217	$77	-	9		-
Accumulated Deficit	$(133,136)	$(68,564)	(50,588)	(50,890	)(2)	(46,940	)(2)
Total shareholders equity (deficit)	$68,206	$109,249	$69,091	$38,893		$1,167

(1)
As set forth below, we have restated our previously reported financial statements to correct certain errors in our accounting for revenue recognition, rental allowances, and investment in an Indonesian joint venture as discussed in Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and Note 2 – Audit Committee Review and Restatement of Consolidated Financial Statements to our Consolidated Financial Statements included in Item 8 in this Annual Report.

(2)
The Company adopted Securities and Exchange Commission, Staff Accounting Bulletin No. 108 in 2006.  As a result, the Company increased accumulated deficit at December 31, 2005 by $2,090,000.  The corrected statements of operations data is presented above for the years ended December 31, 2004 and 2005 report the results of operations for those years as if the $2,090,000 decline in investment had been classified as other than temporary.  See Note 4 Implementation of Staff Accounting Bulleting No. 108 to the Consolidated Financial Statements.

Index

Statements of Operations Data: (In thousands, except per share data)

	Years Ended December 31,
	2007	2006
Revenues, as previously reported	$22,161	$18,090
Change to revenues for product revenue recognition	(4,435)	(1,551)
Change to revenues for license fee revenue recognition	(5,000)	-
Revenues, as restated	$12,726	$16,539

Cost of Goods Sold, as previously reported	$9,898	$9,130
Change to cost of goods sold for product revenue recognition	(1,015)	(268)
Cost of Goods Sold, as restated	$8,883	$8,862

Gross Profit, as reported	$12,263	$8,960
Gross Profit, as restated	$3,843	$7,677

Operating Expenses, as reported	$27,393	$7,908
Change for increase in general SG&A expense	890	$-
Change for decrease in bad debt expense	(2,979)
Change for increase in rent expense	55
Change for increase in depreciation expense	70
Operating Expenses, as restated	$25,429	$7,908

Other Income/(Expense) as reported	$3,239	$538
Change for decrease in interest income	391
Other Income/(Expense) as restated	$3,630	$538

Income Tax Expense, as reported	$20	$5
Income Tax Expense, as restated	$20	$5

Minority Interest as reported	$-	$-
Minority Interest as restated	$-	$-

Net Income/(Loss), as reported	$(11,911)	$1,585
Net Income/(Loss), as restated	$(17,976)	$302

Earnings/(Loss) per Share
Basic, as previously Reported	$(0.09)	$0.02
Change to income for product revenue recognition	-	(0.02)
Change to revenues for license fee revenue recognition	(0.05)
Change to operating expenses for various items	-
Basic, as restated	$(0.14)	$-

Diluted, as previously Reported	$(0.09)	$0.02
Change to income for product revenue recognition	-	$(0.02)
Change to revenues for license fee revenue recognition	(0.05)
Change to operating expenses for various items	-
Diluted, as restated	$(0.14)	$-

Weighted average basic number of shares outstanding, as reported/restated	125,938	76,692
Weighted average diluted number of shares outstanding, as reported/restated	125,938	102,636

Index
Balance Sheet Data: (In thousands)
	As of December 31,
	2007	2006
Cash, cash equivalents, restricted cash and investments, as reported	$43,847	$14,867
Change to cash equivalents - removal of Rice RX	(100)
Cash, cash equivalents, restricted cash and investments, as restated	$43,747	$14,867

Total Assets, as reported	$124,293	$73,255
Change to cash equivalents - removal of Rice RX	(100)
Change to revenues for product revenue recognition	$(86)	(1,551)
Change to notes receivable, net of current portion - revenues for license fee revenue recognition	(5,000)
Change to inventory - COGS for product revenue recognition	91	268
Change to other assets - removal of Rice RX	659
Change to property and equipment, net of accumulated depreciation	584
Total Assets, as restated	$120,441	$71,972

Current Liabilities, as reported	$7,619	$2,881
Change to accounts payable	(810)
Change to deferred rent incentive	168
Change to deferred revenue	1,920
Current Liabilities, as restated	$8,897	$2,881

Long Term Debt, as reported	$77	$-
Change to deferred rent incentive - long-term	1,218
Long Tern debt, as restated	$1,295	$-

Minority interest as reported	$-	$-
Change to minority interest	-	-
Minority interest as restated	$-	$-

Accumulated Deficit, as reported	$(61,216)	$(49,305)
Change to revenues for product revenue recognition	(5,986)	(1,551)
Change to revenues for license fee revenue recognition	(5,000)
Change to cost of goods sold for product revenue recognition	1,283	268
Change for decrease in bad debt expense	2,979
Change for increase in operating expenses	(1,015)
Change to other income/(expense)	391
Accumulated Deficit, as restated	$(68,564)	$(50,588)

Item 7.  Management’s Discussion and Analysis of Financial Conditions and Results of Operation

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8 of this Form 10-K.

This discussion and analysis may contain “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition, and expected activities and expenditures and at times may be identified by the use of words such as “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described under “Risk Factors” in Item 1A. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the filing date of this Form 10-K.

Executive Summary

The year ended December 31, 2008 was a busy and challenging year for NutraCea and an important phase in our growth.  Our acquisition of Irgovel, a rice-bran oil manufacturing facility in Pelotas, Brazil, established us as a major source of rice-bran oil.  During 2008, we completed our rice-bran stabilization facility in Lake Charles, Louisiana and acquired a manufacturing property in Phoenix, AZ which we converted into a Stage II processing operation.  We entered into new distribution agreements that underscored the demand for our core product, stabilized rice bran (“SRB”), and marked a number of operating achievements that positioned NutraCea for success in 2009 and beyond.

Index

Basis of Presentation and Going Concern

Our financial statements have been prepared assuming the Company will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses and negative cash flows from operations raising substantial doubt as to our ability to continue as a going concern.  Due to defaults under its credit agreement with Wells Fargo Bank, the Company’s credit lines were reduced to approximately $3,500,000, which was the level of the current outstanding loans and obligations at that time.  NutraCea also entered into a forbearance agreement with Wells Fargo pursuant to which Wells Fargo agreed to forbear from exercising its rights and remedies with respect to the existing defaults.  NutraCea is behind on its payments to vendors and has defaulted on several agreements due to non-payment.  Expenses have been reduced where possible.  In the past the Company has turned to the equity markets for additional liquidity.  This is not a likely source of funds at this time due to the Company’s financial position and the state of the equity markets.

The Company’s management intends to provide the necessary cash to continue operations through the monetization of certain assets and the growth of revenues.  The monetization of assets is expected to include some or all of the following:

•	sale or a sale/ lease back of certain of the Company’s facilities;
•	sale of a minority interest in one or more of the Company’s subsidiaries;
•	sale of certain trademarks to strategic buyers that could become long-term buyers of bulk SRB; or
•	sale of surplus equipment.

The growth of revenues is expected to include the following:

•	licensing of the Company’s intellectual properties;
•	growing sales in existing markets, including bulk SRB, rice bran oil and baby cereal; and
•	aligning with strategic partners who can provide channels for additional sales of our products.

We have already taken steps to pursue several of these potential sources of cash.  Successful monetization of one or more of the assets identified above could yield sufficient cash to enable the Company to remain a going concern.  Some of these sales could result in non-cash write downs of asset values.  These potential write downs have not been recorded in the accompanying financial statements.  Although management believes that they will be able to obtain the funds necessary for us to continue as a going concern there can be no assurances that the means for maintaining this objective will prove successful.

Acquisition of Irgovel

In February, 2008 we acquired 100% ownership of Industria Riograndens De Oleos Vegetais Ltda. (”Irgovel”), a limited liability company organized under the laws of the Federative Republic of Brazil, which operates a rice-bran oil manufacturing facility in Pelotas, Brazil (see Note 12 Acquisition and Joint Ventures to the Consolidated Financial Statements included herein).

Segments

With the acquisition of Irgovel the Company now operates in two reporting segments; the NutraCea segment, which manufactures and distributes ingredients primarily derived from SRB, utilizing our unique and proprietary technology and the Irgovel segment, which consists of our rice-bran oil and fatted and de-fatted SRB manufacturing subsidiary in Pelotas, Brazil.

Index

Significant Events

Below is a summary of certain significant events that occurred during fiscal 2008 and through the date of this filing.

Audit Committee Review and Restatement of Consolidated Financial Statements

Overview

The Company’s Consolidated Financial Statements for the years ended December 31, 2006 and 2007 and quarterly information for the first three quarterly periods of fiscal 2008 have been restated to correct errors identified in the course of the Audit Committee-led accounting review (discussed further below, and referred to herein as the “Audit Committee-led review”) and other accounting errors identified by the Company in the course of the restatement process and more fully described in the “Background” section below.

The Audit Committee concluded that the errors were the result of the improper accounting of several revenue transactions, and the improper accounting of the Company’s investment in an Indonesian wheat flour trading company.  Subsequent to the conclusions addressed by the Audit Committee, the Company also determined that certain moving and rental allowance transactions associated with the occupancy of the Company’s current corporate headquarters, an additional revenue transaction, and the recognition of license fee revenue associated with an Indonesian joint venture had not been accounted for properly.  A summary of these subsequent transactions is described below, and is included as part of the restated Consolidated Financial Statements.

The improper accounting of the transactions was primarily the result of the internal control weaknesses which existed within the Company.  Management has begun and continues to review the Company’s accounting practices and its internal control over financial reporting.  These are discussed under “Management Report on Internal Control over Financial Reporting” presented in Item 9A, “Controls and Procedures”.

Background

During December 2008, the Audit Committee which is comprised of independent outside directors of the Board of Directors of the Company commenced an internal review of certain matters with respect to the Company’s accounting and reporting practices, including the appropriateness and/or timing of recognition of revenues from certain transactions in 2007, and the adequacy of internal controls over financial reporting and disclosure controls and procedures (“Original Review”).  The Audit Committee retained independent outside counsel and forensic accounting consultants to assist in the investigation.

As a result of the preliminary findings of the investigation, the Board of Directors of the Company determined, based upon the recommendation of the Audit Committee, that the Company should restate its financial statements for the year ended December 31, 2007, including the second, third, and fourth quarters in 2007 and the first three quarters for the year ended December 31, 2008.  Accordingly, on February 17, 2009, the Board of Directors determined, based upon the recommendation of the Audit Committee that the Company’s previously issued Consolidated Financial Statements included in the filings with the SEC for these periods should no longer be relied upon.  On February 23, 2009, the Company disclosed in its Current Report on Form 8-K (“Original Form 8-K”) the actions and final determinations of the Company’s Board of Directors and Audit Committee as outlined in this and the prior paragraph.

Following the date of the Original Form 8-K, the Audit Committee expanded its review to include the Company’s accounting treatment of additional transactions in 2006, 2007, and 2008 (“Subsequent Review”).  Based upon the Subsequent Review, the Audit Committee determined on April 23, 2009 that the Company would also restate its Consolidated Financial Statements for the year ended December 31, 2006, including the fourth quarter of 2006, and the first quarter of 2007, and that these Consolidated Financial Statements should not be relied upon.  On April 23, 2009, the Company disclosed in its Current Report on Form 8-K the actions and final determinations of the Company’s Board of Directors and Audit Committee as outlined in this paragraph.

Subsequent to the conclusions addressed by the Audit Committee in the Original and Subsequent Reviews, the Company also determined that certain moving and rental allowance transactions associated with the occupancy of the Company’s current corporate headquarters, an additional revenue transaction, and the recognition of license fee revenue associated with an Indonesian joint venture had not been accounted for properly (“Additional Findings”).  A summary of these subsequent transactions is described below, and is included as part of the restated Consolidated Financial Statements.

Index

In connection with the Original Review, Subsequent Review, and Additional Findings, the Company determined that it improperly accounted for the following transactions in 2006, 2007 and 2008:

Original Review:

•
The Company recognized revenue in the second quarter of 2007 on a $2.6 million sale of its Dr. Vetz’ PetFlex brand product with respect to which the applicable criteria for revenue recognition were not met.  Based upon the facts discovered during the Audit Committee investigation, the Company has now concluded that a $1.0 million deposit received by the Company in that transaction was provided to the purchaser through a loan from a person who at the time was a consultant to and a former officer of NutraCea, and that the evidence originally relied upon to determine and support the purchaser’s ability to pay the remaining $1.6 million receivable balance was subsequently determined to be inaccurate.  The Company reversed this sale which resulted in a reduction of revenue of $2.6 million, a reduction of cost of goods sold of $0.6 million, and a reduction of net income of $2.0 million.  The deposit is recorded as a other non-current liability in the Consolidated Financial Statements.  This liability will be extinguished upon the resolution of certain legal matters.

•
The Company determined that a $2.0 million sale of its RiceNShine product in December 2007 did not meet accounting requirements for revenue recognition in a bill and hold transaction and that the transaction should not have been recognized as revenue in the Company’s 2007 results.  The Company reversed this sale which resulted in a reduction of revenue of $2.0 million, a reduction of cost of goods sold of $1.3 million, and a reduction of net income of $0.7 million.  The revenues, costs of goods sold, and net income from this sale were ultimately recognized in the four quarters of 2008 and the first quarter of 2009 as follows (in millions):

	Q1-2008	Q2-2008	Q3-2008	Q4-2008	Q1-2009
Revenues	$0.70	$0.70	$0.40	$0.10	$0.10
Cost of Goods	0.50	0.50	0.30	-	-
Net Income	$0.20	$0.20	$0.10	$0.10	$0.10

Subsequent Review and Additional Findings:

•
The Company recorded revenue of $1.6 million in the fourth quarter of 2006 from a sale of Dr. Vetz’ Pet Flex product to an infomercial customer.  The Company recorded an $800,000 reserve for this receivable in the second quarter of 2007.  In the third quarter of 2007 the customer returned the product and the Company recorded a sales return of $1.6 million and reversed the reserve it had recorded in the second quarter of 2007.   The Company has now determined that it will reverse this sale in 2006 instead of in 2007 because (i) the Company does not have adequate evidence to conclude that the receivable relating to this sale was collectable in the quarter it was recognized and (ii) the Company did not have sufficient experience in the infomercial market to adequately understand the distribution channel, the fluctuating nature of sales into this channel or the to estimate potential for product return.  The effect of the reversal will be to (1) reduce total revenue by $1.6 million in 2006, (2) reduce cost of sales by $268,000 in 2006, (3) reduce net income by $1.4 million in 2006 and (4) increase net income by $1.4 million in 2007.

•
In June 2007 the Company granted to Pacific Holdings Advisors Limited (“PAHL”) a perpetual and exclusive license and distribution rights (“License”) for the production and sale of SRB and SRB derivative products in certain countries in Southeast Asia.  PAHL agreed to pay the Company a $5 million one-time license fee (“License Fee”), which was due and payable on the fifth anniversary of the commencement of SRB production at a facility established by PAHL or a joint venture of PAHL and the Company.  The Company recorded this $5 million License Fee in the second quarter of 2007.  Contemporaneous with the grant of the License, the Company and PAHL jointly formed Grain Enhancements, LLC (“GE”).  Pursuant to GE’s limited liability company agreement, PAHL sublicensed its rights under the License to GE.

Upon further analysis of these transactions, the Company has concluded that the License Fee did not qualify as revenue to the Company under generally accepted accounting principles.   Through our review of the transactions, including the License and other agreements that the Company entered into in connection with the formation of GE, we determined that the transactions should have been considered as one arrangement with multiple deliverables instead of stand-alone transactions.  The various obligations under this one arrangement would have precluded immediate revenue recognition of the License Fee.  Accordingly, this transaction was reversed, which decreased the Company’s license fee revenue in 2007 by $5 million and increase the Company’s net loss in 2007 by $5 million.

Index

In March 2008, Medan, LLC (“Medan”), a wholly-owned subsidiary of the Company, purchased (“First Purchase”) from Fortune Finance Overseas LTD (“FFOL”) for $8.175 million 9,700 outstanding shares of capital stock of PT Panganmas Int Nusantara (“PIN”), an Indonesian company.  In June 2008, Medan purchased directly from PIN 3,050 additional shares of PIN capital stock for $2.5 million.  Following these purchases, Medan and FFOL own 51% and 49%, respectively of PIN’s outstanding capital stock.  The capital contributions that the Company made to Medan funded the purchase of the PIN shares.

The determination of the purchase price of the PIN shares was agreed to by management based upon an economic feasibility study of the PIN project that the Company obtained from a third party valuation firm.  Based upon this study, the Company recorded the value of the PIN shares on its balance sheet at $10.675 million, which was the price the Company paid for the PIN shares.  Upon further review, the Company has determined that there was not sufficient evidence at the time of their acquisition to support the $10.675 million valuation of the PIN shares.  Accordingly, the Company has decided to restate its consolidated balance sheet to reduce the value of the PIN shares by $5 million to $5.675 million as outlined below.

In March 2008, PAHL paid to the Company $5 million for its License Fee described above.  A principal shareholder of FFOL is also a principal shareholder of PAHL, and the Company’s receipt of payment for the License Fee was made at the same time the Company decided to make the First Purchase of the PIN shares.  Based in part upon the related ownership of FFOL and PAHL, the timing of the payments, the sub-license of PAHL’s rights under the License to GE and the Company’s current determination of the value of the PIN shares, the Company now believes the First Purchase of the PIN shares and the payment of the License Fee should be viewed as a combined event with related parties, causing the Company to account for the First Purchase of the PIN shares as a payment of $3.175 million instead of $8.175 million.

In accounting for the PIN and GE transactions described above, the Company used the equity method.  The planned business of PIN was the construction and operation of a wheat flour mill in Indonesia including the production of stabilized wheat co-products. Constructing and operating wheat flour mills does not fit the strategic direction we have defined for NutraCea.  On July 23, 2009, we sold to FFOL the Company’s entire balance of 12,750 shares of capital stock of PIN, which shares represented 51% of the currently issued and outstanding capital stock of PIN.  FFOL agreed to pay $1,675,000 to Medan to purchase these shares thus purchasing all of our interest in PIN.  The sale of our shares of capital stock of PIN resulted in a $3,996,000 impairment charge representing the difference between the carrying value of our investment and the cash to be received from FFOL.  This impairment change was recorded as of December 31, 2008.

•
In April 2007, the Company began leasing the office space that it currently occupies as its corporate headquarters in Phoenix, Arizona.  As part of the lease arrangement, the landlord provided certain moving and rental incentives to the Company.  The rental incentives provided funds which the Company used for leasehold improvements of the office space.  The Company did not properly account for the incentives provided by the landlord.  The Company accounted properly for these transactions as part of its restatement of the Consolidated Financial Statements for fiscal 2007, the second, third, and fourth quarters of fiscal 2007, and the first three quarters of fiscal 2008.  The restatement increased rent expense by $139,000 for the second quarter of 2007 and decreased rent expense by $42,000 for the third and fourth quarters of 2007 and for each of the first three quarters of 2008.

•
In the second quarter of 2007, the Company recognized revenue on an approximately $2.1 million sale to a nutraceutical distributor.  The customer made payments during the third and fourth quarters of 2007, and a balance of approximately $1.4 million remained at the end of 2007.  The Company established a reserve for doubtful accounts for the remaining amount as of December 31, 2007. Based upon facts discovered in the Additional Findings, the Company concluded that the sale did not meet the criteria for revenue recognition, and therefore restated the transaction.  The restatement resulted in a reduction to the 2007 revenue of approximately $1.4 million and a reduction to the 2007 bad debt expense of approximately $1.4 million.

Index

The following table summarizes the impact of the restated items on our statement of operations for the periods noted and should be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto (amounts in thousands except per share data).

	Nine Months
	Ended 9/30/2008	12/31/07	12/31/06
Net (loss) income, as previously reported	$(17,378)	$(11,911)	$1,585
Change to revenues for product revenue recognition	1,839	(4,435)	(1,551)
Change to revenues for license fee revenue recognition		(5,000)
Change to cost of goods sold for product revenue recognition	(1,247)	1,015	268
Change for decrease in bad debt expense	62	2,979
Change for (increase)/decrease in other operating expenses	390	(1,015)
Change for increase/(decrease) in other income	119	391
Impact of restatement items	1,163	(6,065)	(1,283)
Net (loss) income, as restated	$(16,215)	$(17,976)	$302
Earnings (loss) per share
Basic, as previously reported	$(0.12)	$(0.09)	$0.02
Impact of restatement items, net of taxes	$0.01	$(0.05)	$(0.02)
Basic, as restated	$(0.11)	$(0.14)	$0.00
Diluted, as previously reported	$(0.12)	$(0.09)	$0.02
Impact of restatement items, net of taxes	$0.01	$(0.05)	$(0.02)
Diluted, as restated	$(0.11)	$(0.14)	$0.00

The effect of the above mentioned restated items on our previously reported fiscal 2007 and 2006 consolidated balance sheets is provided below (amounts in thousands):

Index

CONSOLIDATED BALANCE SHEET
As of December 31, 2007

	As Previously		As
	Reported	Adjustments	Restated
ASSETS
Current Assets:
Cash and cash equivalents	$41,298	$(100)	$41,198
Restricted cash	758		758
Marketable securities	-		-
Trade receivables	5,345	(3,065)	2,280
Less: allowance for doubtful accounts	(2,999)	2,979	(20)
Inventory	1,808	91	1,899
Notes receivable, current portion	2,936		2,936
Deposits and other current assets	2,545	659	3,204
Total Current Assets	51,691	564	52,255

Restricted cash	1,791		1,791
Notes receivable, net of current portion	5,039	(5,000)	39
Property, plant and equipment, net	19,328	584	19,912
Investment in equity method investments	1,191		1,191
Intangible assets, net	5,743		5,743
Goodwill	39,510		39,510

Total non-current assets	72,602	(4,416)	68,186

Total Assets	$124,293	$(3,852)	$120,441

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$7,506	$(810)	$6,696
Notes payable - current portion	23		23
Deferred rent incentive - current portion	-	168	168
Deferred revenue	90	1,920	2,010
Total Current Liabilities	7,619	1,278	8,897

Deferred rent incentive - net of current portion	-	1,218	1,218
Other non-current liabilities	-	1,000	1,000
Notes payable - net of current portion	77		77
Total Liabilities	7,696	3,496	11,192

Commitments and contingencies

Minority interest

Stockholders Equity (deficit):
Common Stock	177,813		177,813

Accumulated deficit - prior year	(49,305)	(1,283)	(50,588)
Net income /(loss) - current year	(11,911)	(6,065)	(17,976)
Accumulated deficit	(61,216)	(7,348)	(68,564)
Accumulated other Comprehensive Income (Loss)	-	-	-
Total shareholders'' equity (deficit)	116,597	(7,348)	109,249

Total Liabilities and Equity	$124,293	$(3,852)	$120,441

Index

CONSOLIDATED BALANCE SHEET
As of December 31, 2006

	As Previously		As
	Reported	Adjustments	Restated
ASSETS
Current Assets:
Cash and cash equivalents	$14,867	$-	$14,867
Restricted cash	-	-	-
Marketable securities	368	-	368
Trade receivables	7,093	-	7,093
Adjustment to AR		(1,551)	(1,551)
Less: allowance for doubtful accounts	-	-	-
Inventory	796	-	796
Adjustment to inventory	-	268	268
Notes receivable, current portion	1,694	-	1,694
Deposits and other current assets	1,383	-	1,383
Total Current Assets	26,201	(1,283)	24,918

Restricted cash	-	-	-
Notes receivable, net of current portion	682	-	682
Adjustment to long term notes receivable	-	-	-
Property, plant and equipment, net	8,961	-	8,961
Investment in equity method investments	-	-	-
Intangible assets, net	5,097	-	5,097
Goodwill	32,314	-	32,314

Total non-current assets	47,054	-	47,054

Total Assets	$73,255	$(1,283)	$71,972

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$2,778	$-	$2,778
Notes payable - current portion	-	-	-
Deferred revenue	103	-	103
Total Current Liabilities	2,881	-	2,881

Notes payable - net of current portion	-	-	-
Total Liabilities	2,881	-	2,881

Commitments and contingencies

Convertible, Series B Preferred Stock	439	-	439
Convertible, Series C Preferred Stock	5,051	-	5,051

Stockholders Equity (deficit)
Common Stock	114,111	-	114,111

Accumulated deficit - prior year	(50,890)	-	(50,890)
Net income /(loss) - current year	1,585	(1,283)	302
Accumulated deficit	(49,305)	(1,283)	(50,588)

Accumulated other Comprehensive Income (Loss)	78	-	78
Total shareholders' equity (deficit)	70,374	(1,283)	69,091

Total Liabilites and Equity	$73,255	$(1,283)	$71,972

The effect of the above mentioned restated items on our previously reported results of operations and cash flows for fiscal 2007 and 2006 is provided below (amounts in thousands except for per share data):

Index

CONSOLIDATED STATEMENT OF OPERATIONS
For the Fiscal Year Ended December 31, 2007

	As Previously		As
	Reported (1)	Adjustments	Restated

Revenue
Product sales	$18,372	$(5,986)	$12,386
Less returns	(1,551)	1,551	-
Royalty and licensing fees	5,340	(5,000)	340
Total revenue	22,161	(9,435)	12,726
Cost of goods sold	9,898	(1,015)	8,883
Gross margin	12,263	(8,420)	3,843
Operating expenses
Research and development	769		769
Selling, general, and administrative	17,243	1,015	18,258
Bad debt	3,233	(2,979)	254
Impairment of intangible assets	1,300		1,300
Separation agreement with former CEO	1,000		1,000
Professional fees	3,848		3,848
Total operating expenses	27,393	(1,964)	25,429

Loss from operations	(15,130)	(6,456)	(21,586)

Other Income (expense)
Interest income	2,809	391	3,200
Interest expense	(1)		(1)
Gain on settlement	1,250		1,250
Loss on disposal of assets	(347)		(347)
Loss on equity method investments	(309)		(309)
Loss on sale of marketable securities	(163)		(163)
Total other income/(expense)	3,239	391	3,630
Income tax expense	(20)		(20)
Minority Interest			-
Net income/(loss)	$(11,911)	$(6,065)	$(17,976)
Earnings per share:
Basic income /(loss) per share	$(0.09)	$(0.05)	$(0.14)
Fully diluted income /(loss) per share	$(0.09)	$(0.05)	$(0.14)
Shares Outstanding:
Weighted average basic number of shares outstanding	125,938		125,938
Weighted average diluted number of shares outstanding	125,938		125,938

(1) Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current year.

Index

CONSOLIDATED STATEMENT OF OPERATIONS
For the Fiscal Year Ended December 31, 2006

	As Previously		As
	Reported (1)	Adjustments	Restated
Statement of Operations
Revenue
Net product sales	$17,105	$(1,551)	$15,554
Less returns	-		-
Royalty and licensing fees	985	-	985
Total revenues	18,090	(1,551)	16,539
Cost of goods sold	9,130	(268)	8,862
Gross margin	8,960	(1,283)	7,677
Operating expenses
Research and development	377		377
Selling, general, and administrative	6,657		6,657
Bad debt	9		9
Professional fees	865		865
Total operating expenses	7,908	-	7,908

Gain/(loss) from operations	1,052	(1,283)	(231)

Other income (expense)
Interest income	545		545
Interest expense	(7)		(7)
Total other income/(expense)	538	-	538
Total income before income tax	1,590	(1,283)	307
Income tax expense	5		5
Net income/(loss)	$1,585	$(1,283)	$302
Earnings per share:
Basic income /(loss) per share	$0.02	$(0.02)	$0.00
Fully diluted income /(loss) per share	$0.02	$(0.02)	$0.00
Shares Outstanding:
Weighted average basic number of shares outstanding	76,692		76,692
Weighted average diluted number of shares outstanding	102,636		102,636

(1) Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current year.

Index

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Fiscal Year Ended December 31, 2007

	As Previously	Adjusting	As
	Reported	Entries	Restated
Cash flow from operating activities:
Net Income (loss)	$(11,911)	$(6,065)	$(17,976)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,202	70	2,272
Provision for doubtful accounts and notes	3,229	(2,979)	250
Goodwill impairment	1,300	-	1,300
Loss on retirement of assets	347	-	347
Stock-based compensation	2,166	-	2,166
Loss on equity method investments	309	-	309
Loss on sale of marketable securities	290	-	290
Changes in operating assets and liabilities:
(Increase) decrease in
Trade accounts receivable	(886)	1,514	628
Inventories	(971)	177	(794)
Other current assets	(1,167)	(659)	(1,826)
Accounts payable and accrued liabilities	2,739	(810)	1,929
Deferred rent incentive	-	1,386	1,386
Other non-current liabilities	-	1,000	1,000
Deferred revenue	-	1,920	1,920
Net cash used in operating activities	(2,353)	(4,446)	(6,799)
Cash flows from investing activities
Issuance of notes receivable	(7,828)	5,000	(2,828)
Proceeds of payments from notes receivable	5,410	-	5,410
Purchases of property, plant and equipment	(11,652)	(654)	(12,306)
Investment in Grainnovation, Inc.	(2,169)	-	(2,169)
Investment in Vital Living, Inc.	(5,143)	-	(5,143)
Investment in joint venture	(1,500)	-	(1,500)
Restricted cash	(2,239)	-	(2,239)
Proceeds from issuance of long-term notes	69	-	69
Proceeds from sale of fixed assets	16	-	16
Purchases of other assets, intangibles and goodwill	(2,225)	-	(2,225)
Net cash provided by (used in) investing activities	(27,261)	4,346	(22,915)
Cash flows from financing activities
Proceeds from private placement financing, net of expenses	46,805	-	46,805
Proceeds from exercise of common stock options and warrants	9,240	-	9,240
Net cash provided by financing activities	56,045	-	56,045
Net increase (decrease) in cash	26,431	(100)	26,331
Cash, beginning of period	14,867		14,867
Cash, end of period	$41,298	$(100)	$41,198

Index

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Fiscal Year Ended December 31, 2006

	As Previously		As
	Reported	Adjustments	Restated

Cash flow from operating activities:
Net Income (loss)	$1,585	$(1,283)	$302
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,150	-	1,150
Stock-based compensation	1,091	-	1,091
Net changes in operating assets and liabilities:
(Increase) decrease in
Trade accounts receivable	(4,578)	1,551	(3,027)
Inventories	(202)	(268)	(470)
Other current assets	(1,301)	-	(1,301)
Accounts payable and accrued liabilities	1,531	-	1,531
Advances to related parties	(3)	-	(3)
Other non-current liabilties	98	-	98
Net cash used in operating activities	(629)	-	(629)
Cash flows from investing activities
Issuance of notes receivable	(2,376)	-	(2,376)
Purchases of property, plant and equipment	(4,682)	-	(4,682)
Purchases of other assets, intangibles and goodwill	(2,640)	-	(2,640)
Net cash provided by (used in) investing activities	(9,698)	-	(9,698)
Cash flows from financing activities
Proceeds from private placement financing, net of expenses	15,934	-	15,934
Principal payments on notes payable, net of discount	(15)	-	(15)
Proceeds from exercise of common stock options and warrants	5,784	-	5,784
Net cash provided by financing activities	21,703	-	21,703
Net increase (decrease) in cash	11,376	-	11,376
Cash, beginning of period	3,491		3,491
Cash, end of period	$14,867	$-	$14,867

Results of Operations

The following is a detailed discussion of our consolidated financial condition as of December 31, 2008 and 2007 and the results of operations for fiscal years ended December 31, 2008, 2007 and 2006, which should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and notes thereto included elsewhere in this report. The Consolidated Financial Statements (see Part II - Item 8. FINANCIAL STATEMENTS) represent annual results for NutraCea.

Year Ended DECEMBER 31, 2008 Compared to Year Ended DECEMBER 31, 2007

Total Revenue and Gross Profit

For the period ended December 31, 2008, total revenues were $35,224,000 compared to $12,726,000 in the comparable period. This represents an increase of $22,498,000 or 177%. The acquisition of Irgovel contributed revenues of $20,201,000. The NutraCea segment experienced an increase in total revenue of $2,297,000 or 18%.  Included in the 2008 NutraCea segment results are sales returns of $667,000 due primarily to prior year sales to one customer in our private label product line.  The increase in revenue in the NutraCea segment is primarily due to increased sales in our core SRB product lines and the recognition of RiceNShine revenue in 2008 associated with the bill and hold transaction originally recorded in 2007 (see Note 2 Audit Committee Review and Restatement of Consolidated Financial Statements to the Consolidated Financial Statements contained herein).

Royalty, label and licensing fees revenue for the period ended December 31, 2008 was $48,000 compared to $340,000 in the comparable period. The decrease of $292,000 is primarily the result of recognizing $300,000 from Herbal Science in the comparable period.

Index

In arriving at total revenues, gross revenues are reduced by provisions for estimates, including discounts, performance and promotions, price adjustments and returns.

Cost of goods sold for the period ended December 31, 2008 was $30,416,000 as compared to $8,883,000 for the period ended December 31, 2007.  This represents an increase of $21,533,000 or 242%.  The acquisition of Irgovel contributed costs of goods sold of $15,783,000.  Our NutraCea segment experienced an increase of $5,750,000 or 65% primarily due to historically high raw bran prices, higher energy and transportation costs, continued investment in production capacity, low capacity utilization rates, charges related to slow moving product, and the phasing out of the high margin infomercial product line.    During the year 2008 our NutraCea segment operated at 30% of capacity.  Our Mermentau plant was idle May through July due to the rice mill that supplies the plant not milling rice because of business conditions at their mill not related to our operations.  Our Lake Charles plant began operations in May 2008; however, full production levels have not been reached.  Additionally, hurricane weather disrupted normal operations at all three of our gulf cost facilities, Lake Charles, Mermentau, and Freeport. Based on the level of demand for SRB and our ability to meet that demand with our production facilities in California, the Company permanently closed its Freeport facility in May 2009 and temporarily idled the Mermentau and Lake Charles facilities in May 2009.

Gross profit for the period ended December 31, 2008 was $4,808,000 as compared to $3,843,000 for the period ended December 31, 2007. The acquisition of Irgovel contributed $4,418,000 to gross profit.  The NutraCea segment experienced a decrease of $3,453,000 primarily due to historically high raw bran prices, higher energy and transportation costs, continued investment in production capacity, low capacity utilization rates, charges related to slow moving product, and the phasing out of the high margin infomercial product line.  While we were not able to pass through 100% of the raw material price increases, we successfully implemented some pricing increases in the fourth quarter and continue to evaluate our pricing strategy, cost structure, and underperforming production assets on a go-forward basis.  Gross margins were 14% for the period ended December 31, 2008 as compared to 30% for the comparable period ended December 31, 2007.

The following table illustrates the gross profit contribution by each of our segments for the years ended December 31:

									Increase/
	December 31, 2008						December 31, 2007		(Decrease)
	Consolidated	%	NutraCea	%	Irgovel	%	NutraCea	%
Net product sales	$35,176,000		$14,975,000		$20,201,000		$12,386,000		$22,790,000
Royalty and licensing	48,000		48,000		-		340,000		(292,000)
Total revenues	$35,224,000	100	$15,023,000	100	$20,201,000	100	$12,726,000	100	$22,498,000

Cost of sales	30,416,000	86	14,633,000	97	15,783,000	78	8,883,000	70	21,533,000
Gross profit	$4,808,000	14	$390,000	3	$4,418,000	22	$3,843,000	30	$965,000

Operating expenses

Sales, General and Administrative (SG&A) expenses were $23,785,000 and $18,258,000 in 2008 and 2007, respectively. The acquisition of Irgovel added $3,746,000 of incremental SG&A. Excluding this amount, the NutraCea segment SG&A expense increased by $1,781,000 or 10%.  The majority of increase was due to expanded investment in personnel and production capacity.  Depreciation and amortization increased $846,000 due to the completion of our Lake Charles facility and the leasehold improvements completed at our corporate office.  Sales and Marketing expense decreased $1,385,000 due to exiting the infomercial sales channel and targeting marketing dollars more effectively.  Stock Option and Warrant expense was $2,510,000 and $2,166,000 for the twelve months ended December 31, 2008 and 2007, respectively which represents stock options and warrants granted to individuals or companies for services rendered in lieu of cash (see Note 6 Stock-based Compensation to the Consolidated Financial Statements contained herein).   Below is a breakdown of SG&A for the years ended December 31:

Index

			Increase
	2008	2007	(Decrease)
Payroll and Benefits	$8,049,000	$6,478,000	$1,571,000
Sales & Marketing	1,190,000	2,575,000	(1,385,000)
Operations	1,076,000	1,035,000	41,000
Depreciation and Amortization	2,030,000	1,184,000	846,000
Stock Option and Warrant Expense	2,510,000	2,166,000	344,000
Other SG&A	5,184,000	4,820,000	364,000
Total NutraCea Segment SG&A	20,039,000	18,258,000	1,781,000
Irgovel SG&A	3,746,000	-	3,746,000
Total Consolidated SG&A	$23,785,000	$18,258,000	$5,527,000

Research and Development (R&D) expenses were $1,509,000 and $769,000 in 2008 and 2007, respectively.  The increase was attributed to higher product development costs and employee related expenses due to increased R&D activities and expanded scientific staff compared to the same period last year.  Additionally, we paid $400,000 to Herbal Science for on-going research programs to commercialize SRB isolates.  The Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

Bad debt expense was $2,222,000 for the twelve months ended December 31, 2008, an increase of $1,968,000 over 2007.  A significant portion of bad debt expense in 2008, $2,198,000, was related to VLI (see Note 11 Notes Receivable to the Consolidated Financial Statements) and customers we no longer do business with or product lines we no longer sell.  We expect to experience more normalized bad debt expense going forward.

Professional fees were $4,922,000 and $3,848,000 for the twelve months ended December 31, 2008 and 2007, respectively.  Professional fees are expenses associated with consultants, accounting, SOX 404 compliance, and outside legal counsel.  The increase of $1,074,000 or 28% was mainly due to the settlement agreement with Halpern (see note 18 Commitments and Contingencies to the Consolidated Financial Statements included herein).

Impairment of goodwill was $33,231,000 and $1,300,000 in the twelve months ended December 31, 2008 and 2007, respectively (see Note 26 Impairment of Goodwill to the Consolidated Financial Statements included herein).  Impairment of our investment in PIN was $3,996,000 in 2008 (see Note 12 Acquisition and Joint Ventures to the Consolidated Financial Statements) and our gain on deconsolidation of VLI was $1,199,000 (see Note 12 Acquisition and Joint Ventures to the Consolidated Financial Statements contained herein).

Other income (expense)

Total other income (expense) decreased by $4,560,000 to ($930,000) for the year ended December 31, 2008 as compared to $3,630,000 for the year ended December 31, 2007.  Below is the detail by each of our segments for the years ended December 31:

					Increase
	2008			2007	(Decrease)
	Consolidated	NutraCea	Irgovel	NutraCea
Interest income	$850,000	$716,000	$134,000	$3,200,000	$(2,350,000)
Interest expense	(728,000)	(315,000)	(413,000)	(1,000)	(727,000)
Gain on settlement	47,000	47,000	-	1,250,000	(1,203,000)
Loss on equity investments	(240,000)	(240,000)	-	(309,000)	69,000
Loss, net of gains, on retirement of assets	(399,000)	(399,000)	-	(347,000)	(52,000)
Other income (expense)	(460,000)	(297,000)	(163,000)		(460,000)
Loss on sale of marketable securities	-	-	-	(163,000)	163,000
Total other (expenses) income	$(930,000)	$(488,000)	$(442,000)	$3,630,000	$(4,560,000)

Index

Interest income decreased $2,350,000 due to lower cash balances available for investment in 2008.

Interest expense was $728,000 and $1,000 for the year ended December 31, 2008 and 2007, respectively.  The increase of $727,000 is primarily due to increased debt levels.  The most significant items were the issuance of Series D Preferred Stock in October 2008 and the establishment of a new credit facility with Wells Fargo (see Liquidity and Capital Resources for further discussion).

Gain on settlement decreased $1,203,000 as a result of the settlement in 2007 of a lawsuit related to our investment in Langley Park (see Note 5 Marketable Securities of the Consolidated Financial Statements).

Income taxes

Income tax expense for the year ended December 31, 2008 increased $44,000 to $64,000 from $20,000 for the prior year due to a payment of Brazil and state of California corporate income taxes.

As of December 31, 2008 the Company recorded a deferred tax liability of $4,187,000.  Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2008 and 2007, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2008, net operating loss carry-forwards were approximately $81,831,000 for federal tax purposes that expire at various dates from 2011 through 2022 and $59,445,000 for state tax purposes that expire in 2010 through 2017.

Utilization of net operating loss carry-forwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended and similar state regulations.  The annual limitation may result in expiration of next operating loss carry-forwards before utilization.

YEAR ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

Total Revenue and Gross Profit

Consolidated revenues for the year ended December 31, 2007 were $12,726,000, a decrease of $3,813,000, or 23%, from consolidated revenues of $16,539,000 in 2006. The decreased revenue was a result of an $8,061,000 decrease in the infomercial products line partially offset by an increase of $601,000 due to the consolidation of VLI, and $2,122,000 in revenue growth in our core SRB related products.

Cost of goods sold for the period ended December 31, 2007 was $8,883,000 as compared to $8,862,000 for the period ended December 31, 2006.  This represents an increase of $21,000. Cost of goods sold on our various product lines vary widely and the gross margins are impacted from period to period by sales mix and utilization of production capacity.

Gross profit decreased $3,834,000 to $3,843,000 in 2007, from $7,677,000 in 2006 due primarily to the decrease in revenue in our high margin infomercial products line.  Gross margins were 30% for the period ended December 31, 2007 as compared to 46% for the comparable period ended December 31, 2006.  The following table illustrates the gross profit contribution for the years ended December 31:

					Increase/
	December 31, 2007		December 31, 2006		(Decrease)
	NutraCea	%	NutraCea	%
Net product sales	$12,386,000		$15,554,000		$(3,168,000)
Royalty and licensing	340,000		985,000		(645,000)
Total revenues	12,726,000	100	16,539,000	100	(3,813,000)

Cost of sales	8,883,000	69.8	8,862,000	53.6	21,000
Gross profit	$3,843,000	30.2	$7,677,000	46.4	$(3,834,000)

Index

Operating expenses

Sales, General and Administrative (SG&A) expenses were $18,258,000 and $6,657,000 for the twelve months ended December 31, 2007 and 2006, respectively.  The increase of $11,601,000 was primarily due to expanded investment in personnel, infrastructure, and sales and marketing activities to meet anticipated future demands (with certain exceptions as noted below).  Stock Option and Warrant expense was $2,166,000 and $1,091,000 for the twelve months ended December 31, 2007 and 2006, respectively which represents stock options and warrants granted to individuals or companies for services rendered in lieu of cash (see Note 6 Stock-based Compensation to the Consolidated Financial Statements contained herein).  Included in our 2007 SG&A expense is $884,000 due to the inclusion in our results of operations the results of VLI for the period of April 20, 2007 through December 31, 2007 (see Note 12 Acquisition and Joint Ventures to the Consolidated Financial Statements included herein).  Below is a breakdown of SG&A for the years ended December 31:

			Increase
	2007	2006	(Decrease)
Payroll and Benefits	$6,478,000	$2,328,000	$4,150,000
Sales & Marketing	2,575,000	622,000	1,953,000
Operations	1,035,000	321,000	714,000
Depreciation and Amortization	1,184,000	608,000	576,000
Stock Option and Warrant Expense	2,166,000	1,091,000	1,075,000
Other SG&A	4,820,000	1,687,000	3,133,000
Total Consolidated SG&A	$18,258,000	$6,657,000	$11,601,000

Research and Development (R&D) expenses increased $392,000 in 2007 to $769,000 from $377,000 in 2006, due to on-going product development activities and an increase in R&D staff.

Professional fees increased $2,983,000 from $865,000 in 2006 to $3,848,000 in 2007. The increase in professional fees is primarily due to the Grain Enhancements, LLC joint venture development, the consolidation of VLI in 2007, and increased accounting and SOX 404 compliance.  We incurred $750,000 associated with developing our joint venture with Grain Enhancements (see Note 12 Acquisition and Joint Ventures to the Consolidated Financial Statements).  Included in professional fees for 2007 is $624,000 due to the inclusion of the results of VLI for the period of April 20, 2007 through December 31, 2007 (see Note 12 Acquisition and Joint Ventures to the Consolidated Financial Statements included herein).

Other income (expense)

Total other income (expense) increased by $3,092,000 to $3,630,000 for the year ended December 31, 2007 as compared to $538,000 for the year ended December 31, 2006.

			Increase
	December 31, 2007	December 31, 2006	(Decrease)
	NutraCea	NutraCea
Interest income	$3,200,000	$545,000	$2,655,000
Interest expense	(1,000)	(7,000)	6,000
Gain on settlement	1,250,000	-	1,250,000
Loss on equity method investments	(309,000)	-	(309,000)
Loss, net of gains, on retirement of assets	(347,000)	-	(347,000)
Loss on sale of marketable securities	(163,000)	-	(163,000)
Total other (expenses) income	$3,630,000	$538,000	$3,092,000

Interest income increased $2,655,000 to $3,200,000 from $545,000 due to the higher cash balances available for investment.

Index

Gain on a settlement increased $1,250,000 due to the settlement of a lawsuit in relation to the investment in Langley Park (see Note 5 Marketable Securities to the Consolidated Financial Statements contained herein).

Income taxes

Income tax expense for the year ended December 31, 2007 increased $15,000 to $20,000 from $5,000 for the prior year due to a payment for State of California corporate income taxes.

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2007 and 2006, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2007, net operating loss carry-forwards were approximately $55,957,000 for federal tax purposes that expire at various dates from 2011 through 2021 and $33,596,000 for state tax purposes that expire in 2010 through 2016.

The Company has an unrecorded income tax benefit of $9,015,000 resulting from the exercise of options during 2007. This benefit can only be recognized if the net operating losses are used in future periods or if net operating losses expire, and will be recorded in equity.

Utilization of net operating loss carry forwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended and similar state regulations. The annual limitation may result in expiration of net operating loss carry forwards before utilization.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $4,867,000 and $41,198,000 at December 31, 2008 and 2007, respectively.

At December 31, 2008, we had $5,197,000 of restricted cash; $2,353,000 and $2,844,000 classified as current and non-current assets respectively (see Note 16 Restricted Cash to the Consolidated Financial Statements included herein).  The restricted cash amount includes a balance of approximately $1,792,000 which is restricted by contract as security on our corporate office lease in Phoenix.  The amount of restricted cash required under the office lease decreases annually over the period of five years per the terms of the lease agreement.  The lease expires in 2016.  The restricted cash amount also includes a balance of $1,500,000 associated with our credit and security agreement with Wells Fargo.  Under the terms of the agreement, the Company is required to maintain the restricted cash balance unless it meets certain levels of debt service coverage ratios and is not in default of the agreement.  The remaining amount of approximately $1,905,000 represents restricted cash to cover certain acquired litigation matters under the purchase agreement terms of the acquisition of Irgovel.

Cash used in operating activities was $16,560,000 for the year ended December 31, 2008, compared to net cash used in operations in the same period of 2007 of $6,799,000, an increase of $9,761,000.  This increase in cash used by operations resulted primarily from our $64,572,000 net loss, offset by non-cash charges of: $5,962,000 for depreciation and amortization, the impairment of goodwill of $33,231,000, the impairment of Senior Notes and Preferred Stock of $1,600,000, the impairment of PIN of $3,996,000, stock-based compensation of $2,510,000, and a gain on deconsolidation of $2,799,000.

The changes in our operating assets and liabilities and the associated impacts on our net cash used in operations during the period ended December 31, 2008 as compared to the changes during the year ended December 31, 2007 are primarily due to the increase in accounts payable and accrued liabilities of $3,607,000, an increase in inventories of $1,494,000, an increase in deferred tax liability of $1,264,000, and a decrease in deferred revenue of $1,874,000.

Index

Cash used in investing activities was $48,339,000 and $22,915,000 for the years ended December 31, 2008 and 2007, respectively.  This increase of $25,424,000 primarily was due to our current plant expansion projects and our investments in subsidiaries.  We invested $26,446,000 in the purchase of property, plant and equipment at several locations including our Lake Charles, Louisiana and Phoenix, Arizona facilities, which was an increase of $14,140,000 over the year ended December 31, 2007. Additionally, we invested $15,014,000 (net of cash acquired) in the acquisition of Irgovel and invested $5,812,000 in PIN and Rice RX.  The following table lists the amounts invested in subsidiaries and joint ventures during the twelve months ended:

			Increase
	2008	2007	(Decrease)
Investment in Grainnovation, Inc.	$-	$2,169,000	$(2,169,000)
Investment in Vital Living, Inc.	(3,852,000)	5,143,000	(8,995,000)
Investment in Grain Enhancements, LLC	-	1,500,000	(1,500,000)
Investment in Irgovel, net of cash required	15,014,000	-	15,014,000
Investment in PIN and Rice Rx	5,812,000	-	5,812,000
Total investment in subsidiaries	$16,974,000	$8,812,000	$8,162,000

Cash provided from financing activities was $30,066,000 and $56,045,000 for the years ended December 31, 2008 and 2007, respectively.  In 2008, we raised $18,775,000 (net of expenses) through a registered offering of common stock and warrants and $4,945,000 through the registered offering of Series D Preferred Stock and warrants.  We also established a credit facility with Wells Fargo.  As of December 31, 2008 the total balance outstanding on the credit facility was $5,000,000 of which $1,500,000 is held as restricted cash.  In 2007, the Company sold common stock in connection with a private placement in which we raised a total of $46,805,000 (net of expenses).  A further description of these transactions is included below.

Our working capital position was ($4,798,000) and $43,358,000 as of December 31, 2008 and 2007, respectively.

The Company has experienced recurring losses and negative cash flows from operations.  Due to defaults under its credit agreement with Wells Fargo, the Company’s credit lines were reduced to approximately $3,500,000, which was the level of the current outstanding loans and obligations at that time.  NutraCea entered into a forbearance agreement with Wells Fargo pursuant to which Wells Fargo agreed to forebear from exercising its rights and remedies with respect to the existing defaults.  The Company has determined it is probable that we will not be in compliance with the terms of the Forbearance agreement as of October 31, 2009, and therefore the entire loan balance has been classified as a current liability.

NutraCea is behind on its payments to vendors and has defaulted on several agreements due to non-payment.  Expenses have been reduced where possible.  In the past the Company has turned to the equity markets for additional liquidity.  This is not a likely source of funds at this time due to the Company’s financial position and the state of the equity markets.

The Company’s management intends to provide the necessary cash to continue operations through the monetization of certain assets and the growth of revenues.  The monetization of assets is expected to include some or all of the following:

•	sale or a sale/ lease back of certain of the Company’s facilities;
•	sale of a minority interest in one or more of the Company’s subsidiaries;
•	sale of certain trademarks to strategic buyers that could become long-term buyers of bulk SRB; or
•	sale of surplus equipment.

The growth of revenues is expected to include the following:

•	licensing of the Company’s intellectual properties;
•	growing sales in existing markets, including bulk SRB, rice bran oil and baby cereal; and
•	aligning with strategic partners who can provide channels for additional sales of our products.

Index

We have already taken steps to pursue several of these potential sources of cash.  Successful monetization of one or more of the assets identified above could yield sufficient cash to enable the Company to remain a going concern.  Some of these sales could result in non-cash write downs of asset values.  These potential write downs have not been recorded in the accompanying financial statements.  Although management believes that they will be able to obtain the funds necessary for us to continue as a going concern there can be no assurances that the means for maintaining this objective will prove successful.

Our ability to meet long term business objectives likely will be dependent upon our ability to raise additional financing through public or private equity financings, establish increasing cash flow from operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund long-term operations.  There is no assurance that external funds will be available on terms acceptable to us in sufficient amount to finance operations until we do reach sufficient positive cash flow to fund our capital expenditures.  In addition, any issuance of securities to obtain such funds would dilute percentage ownership of our shareholders.  Such dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. Incurring additional debt may involve restrictive covenants and increased interest costs that will strain our future cash flow.  Our inability to obtain sufficient financing may require us to delay, scale back or eliminate some or all of our product development and marketing programs, eliminate or restructure portions of our operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives such as filing for bankruptcy, pursuing dissolution and liquidation or seeking to merge with another company or sell all or substantially all of our assets.  In addition, potential debt or equity funders may require that we initiate bankruptcy proceedings before providing us with additional debt or equity funding.

Equity financing

Issuance of preferred stock

During October 2008, we issued in a registered offering to two institutional investors, for the purchase price of $5,000,000, shares of our Series D Convertible Preferred Stock ("Preferred Stock") and five-year warrants to purchase approximately 4,545,000 shares of our Common Stock. The securities were offered in "units" at a price of $1,000 per unit.  The units immediately separated upon issuance.  Each unit consisted of one share of Preferred Stock convertible into approximately 1,818 shares of Common Stock at an initial conversion price per share of Common Stock of $0.55, and a warrant to purchase 909 shares of our Common Stock at an exercise price of $0.55 per share. The investors also received additional warrants that grant them the right, for a period of 60 days after the initial issuance, to purchase an additional $5,000,000 of Preferred Stock and associated warrants on the same terms as the initial issuance.  The investors did not exercise this right and it expired. For the sale of 5,000 units we received an aggregate of $4,500,000 net of fees and expenses.

The Preferred Stock is considered to be a financial instrument that is a mandatorily redeemable security under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and as such, should be measured at fair value and classified, recorded, and presented as a liability in the financial statements.   Additionally, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments allows for hybrid financial instruments meeting certain criteria to be recorded at fair value and the return paid to the holders as interest expense rather than dividends. Holders of the preferred stock shall have no voting right except as required by applicable law and has a liquidation preference of $5,000,000. There is no established public trading market for the Preferred Stock.

The Preferred Stock accrues preferred dividends, classified as interest under SFAS No. 150, at 8% per annum. These dividends are payable quarterly in arrears, commencing on January 1, 2009. Subject to the satisfaction of certain conditions, the dividends are payable in shares of NutraCea Common Stock, valuing the shares at a 10% discount to the trailing 30-day volume weighted average stock price, but may be paid in cash at NutraCea's election. On December 31, 2008, we paid the investors in cash, the preferred dividends for the period October 17 to December 31, 2008, in the amount of $82,417.

Under the terms of the Preferred Stock, NutraCea was required to redeem all of the Preferred Stock (unless converted) in 9 equal monthly installments commencing on February 1, 2009. The redemption amount is payable in shares of NutraCea Common Stock, but may be paid in cash at NutraCea's election. Subject to certain limitations, we may redeem the Preferred Stock at any time upon 10 days notice at a price equal to 110% of the aggregate stated value of the Preferred Stock being redeemed plus accrued and unpaid dividends thereon.

Index

In December 2008 one investor converted 55 shares of the Preferred Stock into 100,111 shares of our common stock in accordance with the terms of the Preferred Stock.  At December 31, 2008 there were 4,945 shares of the Preferred Stock outstanding.

On January 30, 2009, we paid the accrued dividends in cash.  In the period February through April, we paid the redemption price for the redeemed Preferred Stock and the accrued dividends thereon in shares of our common stock.

On May 7, 2009, NutraCea entered into and consummated two Exchange Agreements with the holders of its Preferred Stock.  The agreements provided for the cancellation of all of the 2,743 then outstanding shares of its Preferred Stock and outstanding warrants to purchase a total of 4,545,455 shares of its common stock held by these holders (“Prior Warrants”), in exchange for 2,743 shares of its Series E Convertible Preferred Stock (“Series E Preferred Stock”) and new warrants to purchase 4,545,455 shares of its common stock (“New Warrants”).  The terms of the New Warrants are substantially similar to the terms of the Prior Warrants, except that the per share exercise price of the New Warrants was $0.30 and the termination date of the New Warrants is May 7, 2014.  The per share exercise price of the New Warrants was reduced to $0.20 on July 7, 2009 and the share amounts were increased to 6,818,183 pursuant to their anti-dilution provisions when we issued an option to purchase 5,000,000 shares of common stock to our President. The terms of the Series E Preferred Stock is substantially similar to the terms of the Series D Preferred Stock, except that it required redemption and payment of accrued dividends in three equal monthly installments on June 1, 2009, July 1, 2009 and August 1, 2009 and provided for a dividend to accrue at an annual rate of 7%.   We redeemed the Series E Preferred Stock and paid the accrued dividends thereon in June, July and August 2009.  As of August 28, 2009, we redeemed all outstanding Series E Preferred Stock and paid all dividends accrued thereon with payments of our common stock.

Cash raised in equity financing

In April 2008 we issued in a registered offering, common stock and warrants for aggregate gross proceeds of approximately $20,000,000 ($18,775,000 after offering expenses).  We issued an aggregate of 22,222,223 shares of our common stock and warrants to purchase an aggregate of 6,666,664 shares of our common stock combined in “units” at a price of $0.90 per unit.  Each unit consists of one share of our common stock and a five year warrant to purchase 0.30 of a share of NutraCea common stock at an exercise price of $1.20 per share.  The exercise price of the warrants is each subject to anti-dilution adjustments upon certain stock issuances at a price per share less than the exercise price.  An advisor for the financing received a customary 6.0% cash fee, based upon the aggregate gross proceeds received from the investors, reasonable expenses and a warrant to purchase 1,333,333 shares of our common stock at an exercise price of $1.20.  Using the Black-Scholes-Merton method, the fair value of these warrants to purchase 7,999,997 shares of common stock is approximately $3,102,000. If exercised, we would receive approximately $9,600,000.

On February 15, 2007, we sold an aggregate of 20,000,000 shares of our common stock at a price of $2.50 per share in connection with a private placement for aggregate gross proceeds of $50,000,000 ($46,805,000 after offering expenses). Additionally, the investors were issued warrants to purchase an aggregate of 10,000,000 shares of our common stock at an exercise price of $3.25 per share.  An advisor for the financing received a customary 6% cash-fee, based upon the aggregate gross proceeds received from the investors, reasonable expenses and a warrant to purchase 1,200,000 shares of common stock at an exercise price per share of $3.25.  The warrants have a term of five years and are exercisable after August 16, 2007.  In addition, the exercise price of the warrants is each subject to anti-dilution adjustments upon certain stock issuances at a price less than the exercise price.

Other financing

In December 2008 we entered into a Credit and Security Agreement (“Credit Agreement”) with Wells Fargo Bank, NA (“Wells Fargo”).  The Credit Agreement consists of three separate credit facilities as follows:

1.
A revolving line of credit of $2,500,000 for working capital which bears interest at prime plus 2.5% which matures on November 30, 2011.  At December 31, 2008 the balance due on this credit line was $0.

2.
A real estate term loan of $5,000,000 for general business purposes secured by our Phoenix, Arizona manufacturing building which bears interest at prime plus 3.0% and matures December 31, 2018.  At December 31, 2008 the balance due on this loan was $5,000,000 of which $1,500,000 is held as restricted cash.

3.
A term loan of $2,500,000 for general business purposes which bears interest at prime plus 3.0% which matures on November 30, 2011.  We may draw on this loan on or before June 30, 2010 on the condition that NutraCea has positive cash flow for three consecutive quarters and is current with its trade vendors.  At December 31, 2008 the balance due on this loan was $0.

Index

The above credit facilities are secured by the Phoenix, Arizona manufacturing building and all personal property of NutraCea other than NutraCea’s intellectual property. NutraCea may terminate any of the above facilities at any time upon 90 days notice, subject to payment of fees and repayment of the outstanding credits.  NutraCea may terminate the above facilities at any time with less than 90 days notice, subject to a payment of a penalty, payment of fees and repayment of the outstanding credits.  Wells Fargo may terminate the facilities at any time upon an event of default as defined in the agreement.  In the event of a default the interest rate will increase to 3.0% above the applicable interest rate for each facility.

On July 31, 2009, NutraCea and NutraPhoenix, LLC, a wholly-owned subsidiary of NutraCea, entered into a Forbearance Agreement and Amendment (“Forbearance Agreement”) to the Credit Agreement with Wells Fargo.  The Forbearance Agreement relates to the credit facilities under the Credit Agreement.

The Forbearance Agreement identifies certain existing defaults under the Credit Agreement and provides that Wells Fargo will forbear from exercising its rights and remedies under the Credit Agreement on the terms and conditions set forth in the Forbearance Agreement, until the earlier of January 31, 2010 or until the date that any new default occurs under the Credit Agreement.  In addition, by October 31, 2009, NutraCea must obtain financing of at least $1,250,000 in the form of equity or subordinated debt to be used as working capital.

The Forbearance Agreement increased the interest rates applicable to each credit facility to the default rates under the Credit Agreement, which is 3.0% above the applicable interest rate for each credit facility.  In addition, the Forbearance Agreement amended the Credit Agreement by (i) decreasing the maximum amount which could be advanced under the line of credit to $1,500,000 from $2,500,000, (ii) terminating the term loan, and (iii) and terminating any obligations Wells Fargo has to make any further advances to NutraCea in connection with the real estate loan.  Pursuant to the Forbearance Agreement, NutraCea also granted to Wells Fargo a first priority lien on certain real property located in Dillon, Montana.

The Company has determined it is probable that we will not be in compliance with the terms of the forbearance agreement as of October 31, 2009, and therefore the entire loan balance has been classified as a current liability.

Purchase commitments:

On March 9, 2007, NutraCea entered into an exclusive equipment purchase and supply agreement with Insta-Pro International (“Insta-Pro”) to purchase custom extruders over a period of 5 years.  The agreement required NutraCea to maintain a deposit of $200,000 and pay exclusivity fees of $200,000 if it fails to order and take delivery of 10 extruders during the current 12 month period of the term.  On April 7, 2009 NutraCea and Insta-Pro terminated this agreement.  Under the termination and settlement agreement NutraCea agreed to terminate its exclusive right to purchase the Insta-Pro extruders and forfeited its interest in the $200,000 deposit.

Long-term financing needs

On June 25, 2008 we signed an agreement to form a joint venture NutraCea Offshore Ltd., with Bright Holdings (Hong Kong) Company, Ltd. (“Bright”), to develop, construct, and operate facilities in China to produce, market, distribute and sell rice oil, defatted rice bran and other products derived from rice bran to meet the growing demands of consumers inside China as well as beyond its borders.  NutraCea will have an approximate 72% interest in the joint venture, but will designate 80% of the board members and contribute 80% of the capital investment.  NutraCea and Bright’s capital contributions to the joint venture are to total approximately $64,000,000, of which NutraCea will be required to contribute approximately $51,200,000.

Index

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

CONTRACTUAL OBLIGATIONS AND KNOWN FUTURE CASH REQUIREMENTS

As part of the normal course of business, the Company incurs certain contractual obligations and commitments which will require future cash payments. Set forth below is information concerning our known contractual obligations as of December 31, 2008 that are fixed and determinable:

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	5 years and more
	($ in thousands)
Long-term debt
Mortgage Loans (1)	$5,000	$5,000,000	$-	$-	$-	$-	$-
Operating leases (2)	13,555	1,766	1,776	1,721	1,611	1,649	5,033
Other Purchase obligations (3)	6,661	1,651	1,197	1,192	526	399	1,697
Interest Payments on Long-Term Debt. (4)	1,810	375	371	278	208	176	403
Total contractual obligations (5)	$27,026	$4,292	$3,844	$3,691	$2,845	$2,724	$9,633

(1) Includes mortgage on Phoenix, AZ property.

(2)  The Company has obligations under long-term non-cancelable operating leases, primarily for office rental and site leases, also for office equipment and two cars in Brazil.

(3) Amounts relate to other contractual obligations where the Company has an enforceable and legally binding agreement to purchase goods or services that specifies all significant terms, including: quantity, pricing and timing.

(4)   Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2008 and do not reflect anticipated future refinancing, early redemptions or new debt issues.  Variable rate interest obligations are estimated based on rates as of December 31, 2008.

(5)  These amounts do not include current liabilities, derivative instruments (Preferred Stock and Warrants), and incentive compensation because the company is not able to reasonably estimate the timing or amount of the future payments.  In addition, the amounts do not include liabilities such as employee benefit plans and income taxes.

Index

In December 2008 we entered into the Credit Agreement with Wells Fargo.  The Credit Agreement consists of three separate credit facilities as follows:

1.
A revolving line of credit of $2,500,000 for working capital which bears interest at prime plus 2.5% which matures on November 30, 2011.  At December 31, 2008 the balance due on this credit line was $0.

2.
A real estate term loan of $5,000,000 for general business purposes secured by our Phoenix, Arizona manufacturing building which bears interest at prime plus 3.0% and matures December 31, 2018.  At December 31, 2008 the balance due on this loan was $5,000,000 of which $1,500,000 is held as restricted cash.

3.
A term loan of $2,500,000 for general business purposes which bears interest at prime plus 3.0% which matures on November 30, 2011.  We may draw on this loan on or before June 30, 2010 on the condition that NutraCea has positive cash flow for three consecutive quarters and is current with its trade vendors.  At December 31, 2008 the balance due on this loan was $0.

The above credit facilities are secured by the Phoenix, Arizona manufacturing building and all personal property of NutraCea other than NutraCea’s intellectual property. NutraCea may terminate any of the above facilities at any time upon 90 days notice, subject to payment of fees and repayment of the outstanding credits.  NutraCea may terminate the above facilities at any time with less than 90 days notice, subject to a payment of a penalty, payment of fees and repayment of the outstanding credits.  Wells Fargo may terminate the facilities at any time upon an event of default as defined in the agreement.  In the event of a default the interest rate will increase to 3.0% above the applicable interest rate for each facility.

On July 31, 2009, NutraCea and NutraPhoenix, LLC, entered into a Forbearance Agreement to the Credit Agreement with Wells Fargo.  The Forbearance Agreement relates to the credit facilities under the Credit Agreement.

The Forbearance Agreement identifies certain existing defaults under the Credit Agreement and provides that Wells Fargo will forbear from exercising its rights and remedies under the Credit Agreement on the terms and conditions set forth in the Forbearance Agreement, until the earlier of January 31, 2010 or until the date that any new default occurs under the Credit Agreement.  In addition, by October 31, 2009, NutraCea is required to obtain financing of at least $1,250,000 in the form of equity or subordinated debt to be used as working capital. If we are not able to satisfy this condition or are otherwise in default under the terms of the Forbearance Agreement, Wells Fargo could condition any further forbearances or providing or consenting to any additional funding on our first taking certain actions, which could include initiating bankruptcy proceedings.

The Forbearance Agreement increased the interest rates applicable to each credit facility to the default rates under the Credit Agreement, which is 3.0% above the applicable interest rate for each credit facility.  In addition, the Forbearance Agreement amended the Credit Agreement by (i) decreasing the maximum amount which could be advanced under the line of credit to $1,500,000 from $2,500,000, (ii) terminating the term loan, and (iii) and terminating any obligations Wells Fargo has to make any further advances to NutraCea in connection with the real estate loan.  Pursuant to the Forbearance Agreement, NutraCea also granted to Wells Fargo a first priority lien on certain real property located in Dillon, Montana.

In October 2007, we executed a promissory note with the lessor of our new West Sacramento warehouse for $105,000 at 8% due over four years with payments of $2,572 per month for the build-out of tenant improvements.  At December 31, 2008 the current portion of this note was approximately $23,000 and the remaining long-term portion was approximately $52,000.

In December 2008 we entered into a purchase agreement to acquire a customer list (“Customer List Purchase Agreement”) for $3,100,000.  The Company paid $1,000,000 at the time of purchase and the remaining principal amount of $2,100,000 accrued interest at a rate of 8% per annum and was due in twelve quarterly payments of $175,000 beginning March 1, 2009.  The principal balance due as of December 31, 2008 was $1,861,000.

On May 14, 2009 we amended the Customer List Purchase Agreement due to NutraCea’s failure to comply with the payment terms of the original agreement.  The Customer List Purchase Agreement was amended to allow NutraCea to continue to take orders from the customers on the list.  The payment schedule was amended to require the Company to pay $90,000 by June 1, 2009 and to have all cash receipts from customers on the list be deposited into a bank account controlled by the seller of the list.  Any profits (amount in excess of the cost of goods sold) generated from the cash receipts will be applied to the outstanding principal amount.  The quarterly minimum amount required under this amendment is $90,000 beginning June 1, 2009.  The Company is required to fund any shortfall to the minimum quarterly amount.  The Company has made all payments required under the amended agreement.

Index

Our Irgovel subsidiary has notes payable for Brazilian federal and social security taxes under a Brazilian government program, for equipment purchases, and working capital.  These notes are payable over periods through July 2018 and bear interest at rate from 6.0% to 21.4%.

CRITICAL ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 3 of Part II - Item 8, FINANCIAL STATEMENTS. We believe the application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information about our earnings results, financial condition and cash flows.

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

Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time the estimate is made. Management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of our Board of Directors. We believe our critical accounting policies include those addressing revenue recognition, allowance for doubtful accounts, inventories, and long lived assets, intangible assets, and goodwill.

Revenue Recognition

The Company recognizes revenue for product sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, and price adjustments are reasonably determinable. Provisions for routine sales discounts, volume allowances, and adjustments are made in the same period the sales are recorded. No revisions were made to the methodology used in determining these provisions during the calendar year ended December 31, 2008. Deposits are deferred until either the product has been shipped or conditions relating to the sale have been substantially performed.

There are no refund rights on sales and we determine that collectability of the sale amount is reasonably assured.  Occasionally, we will grant exclusive use of our labels by customers in specific territories in exchange for a nonrefundable fee. Under EITF 00-21, “Revenue Recognition with Multiple Deliverables”, each label licensing provision is considered to be a separate unit of accounting. Each agreement is individually evaluated to determine appropriate revenue recognition in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). If all of the following four SAB 104 basic criteria are met, revenue will be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. If any of the above criteria cannot be satisfied then such a transaction is not recorded as revenue, or is recorded as deferred revenue and recognized only when the sales cycle is complete and payment is either received or becomes reasonably assured.  Changes in judgments and estimates regarding the application of SAB 104 might result in a change in the timing or amount of revenue recognized by such transactions.

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

Index

We continuously monitor collections from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. As of December 31, 2008 and 2007, the Company recorded actual bad debt expense of $2,222,000 and $254,000 respectively, while the allowance for doubtful accounts was $365,000 and $20,000 respectively.  We continue to evaluate our credit policy to ensure that the customers are worthy of terms and will support our business plans.

Inventories

 Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Provisions for potentially obsolete or slow-moving inventory are made based on our analysis of inventory levels, historical obsolescence and future sales forecasts.

Long-Lived Assets, Intangible Assets and Goodwill

Long-lived assets, consisting primarily of property and equipment, patents and trademarks, and goodwill, comprise a significant portion of our total assets. Property, plant and equipment are stated at cost less accumulated depreciation.  Intangible asset are stated at cost less accumulated amortization.

The carrying values of long-lived assets, which include property, plant and equipment and intangible assets with finite lives, are evaluated periodically in relation to the expected future cash flows of the underlying assets and monitored for other potential triggering events. Adjustments are made in the event that estimated undiscounted net cash flows are less than the carrying value. The cash flow projections are based on historical experience, management’s view of growth rates within the industry, and the anticipated future economic environment.

Goodwill is tested for impairment at least annually or when events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on management’s assessment of the fair value of the Company’s identified reporting units as compared to their related carrying value. If the fair value of a reporting unit is less than its carrying value, additional steps, including an allocation of the estimated fair value to the assets and liabilities of the reporting unit, would be necessary to determine the amount, if any, of goodwill impairment.

Our impairment analysis requires management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including estimating the profitability of future business strategies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our cash and cash equivalents have been maintained only with maturities of 30 days or less. Our short-term investments have interest reset periods of 30 days or less. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates. As of December 31, 2008 our NutraCea segment had notes payable of $6,939,000 outstanding bearing interest of 8% payable over 4 years and our Irgovel segment had notes payable of $3,939,000 outstanding bearing interest from 2.8% to 21.4% payable over 2.3 to 9.5 years (see Note 15 Notes Payable and Long-term Debt to the Consolidated Financial Statements included herein). Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. We do not believe that a hypothetical adverse change of 10% in interest rates would have a material effect on our financial position.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

•	Report of Perry-Smith LLP, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Operations for the three years ended December 31, 2008

•	Consolidated Statement of Comprehensive Income (Loss) for the three years ended December 31, 2008

•	Consolidated Statement of Changes in Shareholder’s Equity for the three years ended December 31, 2008

Index

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2008

•	Notes to Consolidated Financial Statements

•	The financial statements and financial information required by Item 8 are set forth below on pages F-1 through F-70 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Audit Committee Investigation and Restatement of the Consolidated Financial Statements

Restatement

As discussed in the Explanatory Note to this Annual Report and Note 2 Audit Committee Review and Restatement of Consolidated Financial Statements of the audited financial statements contained herein, the Company’s Consolidated Financial Statements for fiscal 2007 and 2006 and quarterly financial information for the first three quarterly periods in fiscal 2008 and all of fiscal 2007 included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report have been restated to correct errors and irregularities of the type identified in the Audit Committee-led investigation and other accounting errors and irregularities identified by the Company in the course of the restatement process.

The Audit Committee concluded that the errors and irregularities were primarily the result of an ineffective control environment which, among other things, permitted the following to occur:

•	recording of improper accounting entries; and
•
withholding information from, and providing of improper explanations and supporting documentation to, the Company’s Audit Committee and Board of Directors, as well as its independent registered public accountants.

            Management, with the assistance of numerous experienced accounting consultants (other than its firm of independent registered public accountants) that the Company had retained near the onset of the investigation to assist the Chief Financial Officer with the restatement efforts, continued to review the Company’s accounting practices and identified additional errors and irregularities, which have been corrected in this restatement and are included in the discussion under “Management’s Report on Internal Control Over Financial Reporting” presented below.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (“Exchange Act”) was performed as of December 31, 2008, under the supervision and with the participation of our current management, including our current Interim Chief Executive Officer and Principal Financial Officer. Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our current Interim Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008 because of the material weaknesses described below. The Company performed additional analyses and other post-closing procedures to ensure that our Consolidated Financial Statements contained within this Annual Report were prepared in accordance with GAAP. Accordingly, management believes that the Consolidated Financial Statements included in this Annual Report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Index

Management Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)
provide reasonable assurance regarding prevention, or timely detection, of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Under the supervision and with the participation of current management, including our current Interim Chief Executive Officer and Principal Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled “Internal Control-Integrated Framework.”

A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Management identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2008:

1.
The Company did not maintain an effective control environment based on the criteria established in the COSO framework. The Company failed to design controls to prevent or detect instances of inappropriate override of, or interference with, existing policies, procedures and internal controls. The Company did not establish and maintain a proper tone as to internal control over financial reporting. More specifically, senior management failed to emphasize, through consistent communication and behavior, the importance of internal control over financial reporting and adherence to the Company’s code of business conduct and ethics, which, among other things, resulted in information being withheld from, and improper explanations and inadequate supporting documentation being provided to the Company’s Audit Committee, its Board of Directors and independent registered public accountants.

2.
The Company did not maintain an effective control over revenue recognition policies.  Management failed to properly analyze, account and record significant sales contracts for proper revenue recognition.

3.	The Company failed to retain the resources necessary to analyze significant transactions, prepare financial statements and respond to regulatory comments in a timely manner.

The Company required an extended period to complete its 2008 Annual Report on Form 10-K and to respond to comments presented by The United States Securities and Exchange Commission. Additionally, the Company is delinquent with respect to its filings of 2009 Quarterly Reports on Form 10-Q.

Index

The effectiveness of NutraCea’s internal control over financial reporting as of December 31, 2008 has been audited by Perry-Smith LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

PLAN FOR REMEDIATION OF MATERIAL WEAKNESSES

Remediation Initiatives

While presently in the development phase, the remediation plan is generally expected to include a comprehensive review, and development or modification as appropriate, of various components of the Company’s compliance program, including ethics and compliance training, hotline awareness, corporate governance training, awareness of and education relative to key codes of business conduct and policies, as well as departmental specific measures.

To remediate the material weaknesses described above, the Company plans to implement the remedial measures described below. In addition, the Company plans to continue its evaluation of its controls and procedures and may, in the future, implement additional enhancements.

Control environment

The Company’s failure to maintain an adequate control environment and have appropriate staffing resources contributed significantly to each of the material weaknesses described above and the Company’s inability to prevent or detect material errors in its Consolidated Financial Statements and disclosures. The Company intends to implement the following remediation measures:

The Company has reinforced and plans to continue to reinforce on a regular basis with its employees the importance of raising any concerns, whether they are related to financial reporting, compliance with the Company’s ethics policies or otherwise, and using the existing communication tools available to them, including the Company’s hotline. It is the Company’s intention to foster an environment that should facilitate the questioning of accounting procedures and reinforce the ability and expectation of employees to raise issues to the Board of Directors if their questions or concerns are not resolved to their satisfaction.

We plan to provide training to our management on an ongoing, periodic basis with respect to, among other things, corporate governance, compliance and SOX. Such training are planned to include (i) in-house memoranda and other written materials, as well as presentation and discussion in management meetings, and (ii) potential modules/tutorials offered within the curriculum provided by a third party ethics and compliance vendor.

Revenue recognition and complex transactions

The Company plans to implement proper process of consultation with outside consultants in analyzing complex transactions.  The Company will enforce the need for proper documentation and analysis of each significant transaction as noted in each agreement.  Accounting position papers will be prepared on a timely manner and will be cleared with the Company’s independent auditors for appropriate accounting.

We recognize that continued improvement in our internal controls is necessary and are committed to continuing our significant investments as necessary to make these improvements in our internal controls over financial reporting.

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Index

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names, the ages as of August 31, 2009 and certain other information about our executive officers and directors are set forth below:
Name	Age	Position

James C. Lintzenich (1)(2)	55	Interim Chief Executive Officer, Interim Principal Financial Officer, Interim Chief Accounting Officeer and Director
W. John Short	60	President
Leo G. Gingras	51	Chief Operating Officer
Kody Newland	52	Senior Vice President of Sales
David Bensol (1)(2)	53	Director and Chairman of the Board
Edward L. McMillan (1)(3)	63	Director
Steven W. Saunders (2)	53	Director
Kenneth L. Shropshire (2)(3)	54	Director

	(1)	Member of the Audit Committee
	(2)	Member of the Compensation Committee
	(3)	Member of the Nominating/Governance Committee

James C. Lintzenich, has served as our Interim Chief Executive Officer since March 2009, our Interim Principal Financial Officer and Interim Chief Accounting Officer since August 2009 and as one of our directors since October 2005. Mr. Lintzenich was a director of RiceX from June 2003 to October 2005.  From August 2000 to April 2001 Mr. Lintzenich served as President and Chief Operating Officer of SLM Corporation (Sallie Mae), an educational loan institution. From December 1982 to July 2000, Mr. Lintzenich held various senior management and financial positions including Chief Executive Officer and Chief Financial Officer of USA Group, Inc., a guarantor and servicer of educational loans. Mr. Lintzenich currently serves on the Board of Directors of the Lumina Foundation for Education and the Ball State University Foundation.

W. John Short, has served as our President since July 2009.  Mr. Short has held senior positions with financial services and consumer products businesses in North America, South America, Asia and Europe including over a decade in international corporate banking with Citibank N.A. in New York, Venezuela, Ecuador and Hong Kong.  From January 2004 through December 2005 Mr. Short was engaged as an advisor by the Government of El Salvador to assist in the restructuring of that country’s apparel industry in relation to the elimination of global apparel quotas.  From April 2006 through December 2007, as CEO and Managing Member of W John Short & Associates, LLC, Mr. Short was engaged as Chief Executive Officer of Skip’s Clothing Company. In 2008 and 2009, as CEO and Managing member of W John Short & Associates, LLC, Mr. Short was engaged as a management consultant, Advisory Board Member and/or Director to several companies including SRI Global Imports Inc., G4 Analytics Inc and Unifi Technologies Inc.

Leo G. Gingras, has served as our Chief Operating Officer since April 2007, and from February 2007 until April 2007 he served as Special Assistant to our former Chief Operating Officer.  Prior to joining NutraCea, Mr. Gingras served as Vice President of Soy Processing and Technical Services for Riceland Foods, a major rice and soybean processor, from November 2000 until March 2007.  Before November 2000, Mr. Gingras held various positions at Riceland Foods, including Manager of Oil Operations and Quality Assurance Manager.  During his appointments at Riceland Foods, Mr. Gingras oversaw several hundred employees and business units with sales over $320 million.  Prior to Mr. Gingras’ employment at Riceland Foods, he was the Research and Development Manager at Lou Ana Foods, Inc., a company with annual sales of $120 million that processes, packages and markets edible oils.

Index

Kody K. Newland, has served as our Senior Vice President of Sales and Marketing since February 2006. From 1997 to 2006 Mr. Newland was Vice President of Sales for American Modern Insurance Group Inc., a subsidiary of The Midland Company, a provider of specialty insurance products. From 1983 to 1997 Mr. Newland held various sales and marketing positions with the Foremost Corporation of America (now a division of the Zurich Company), a property and casualty insurance company.

David S. Bensol, has served as one of our directors since March 2005. Mr. Bensol has been President of Bensol Realty Corp, a commercial real estate company, since 1978, and a management consultant since January 2000. Mr. Bensol was the former CEO of Critical Home Care, a home medical equipment provider that recently merged with Arcadia Resources, Inc. (AMEX: KAD) Mr. Bensol was the Executive Vice President and Director of Arcadia Resources from May 2004 until his resignation from those positions in December 2004. In 2000, Mr. Bensol founded what eventually became Critical Home Care, through a series of acquisitions and mergers. From 1979 to 1999 Mr. Bensol founded several public and private companies which became industry leaders in the areas of home medical equipment providers, acute care pharmacy providers and specialty support surface providers. Mr. Bensol received a BS Pharm. from St. Johns University, New York, and became a registered pharmacist in 1978.

Edward L. McMillan has served as one of our directors since October 2005. Mr. McMillan was a director of RiceX from July 2004 to October 2005. From January 2000 to present Mr. McMillan has owned and managed McMillan LLC, a transaction consulting firm which provides strategic consulting services and facilitates mergers and/or acquisitions predominantly to food and agribusiness industry sectors. From June 1969 to December 1987 he was with Ralston Purina, Inc. and Purina Mills, Inc. where he held various senior level management positions including marketing, strategic planning, business development, product research, and business segment management. From January 1988 to March 1996, Mr. McMillan was President and CEO of Purina Mills, Inc. From August 1996 to July 1997, Mr. McMillan presented a graduate seminar at Purdue University. From August 1997 to April 1999 Mr. McMillan was with Agri Business Group, Inc.  Mr. McMillan currently serves on the boards of directors of Balchem, Inc. (NASDAQ:BCPC), Durvet, Inc., Newco Enterprises, Inc., CHB LLC., and Hintzsche, Inc.  Mr. McMillan also serves as Chair of the University of Illinois Research Park, LLC and Greenville College Foundation Board.

Steven W. Saunders, has served as one of our directors since October 2005. He was a director of RiceX from August 1998 to October 2005. Mr. Saunders has been President of Saunders Construction, Inc., a commercial construction firm, since February 7, 1991, and President of Warwick Corporation, a business-consulting firm, since 1992.

Kenneth L. Shropshire, has served as one of our directors since April 2006. Mr. Shropshire has been a professor at the Wharton School of the University of Pennsylvania since 1986; in this capacity serving as a David W. Hauck professor since 2001, the chair of the Department of Legal Studies from 2000 to 2005, and the faculty director of the Sports Business Initiative since 2004. Mr. Shropshire was counsel to the law firm of Van Lierop, Burns & Bassett, LLP, from 1998 to 2004 and has been a practicing attorney in Los Angeles, California, focusing on sports and entertainment law. Mr. Shropshire has also taught coursework at the University Of Pennsylvania School Of Law, the University of San Diego School of Law and Southwestern University School of Law.  Mr. Shropshire currently is a member of the Board of Directors of Valley Green Bank.

Index

The term of office of each person elected as a director will continue until the next annual meeting of shareholders or until his or her successor has been elected and qualified.

Audit Committee

Our Board of Directors has a separately-designated standing audit committee (“Audit Committee’).  The Audit Committee assists the full Board of Directors in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm.  The current members of the Audit Committee are James Lintzenich, David Bensol, and Edward McMillan (Chairman).  Our Board of Directors has determined that Messrs. Bensol and McMillan are “independent” as defined by the applicable NASDAQ rules and by the Sarbanes-Oxley Act of 2002 and the regulations of the Securities and Exchange Commission (“SEC”), and that Mr. Lintzenich qualifies as an “audit committee financial expert” as defined in such regulations. Mr. Lintzenich is not “independent” under these standards because he is serving as our Interim Chief Executive Officer and our Interim Principal Financial Officer and Interim Chief Accounting Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires NutraCea’s directors, executive officers and beneficial owners of more than 10% of a registered class of NutraCea’s equity securities to file with the Securities and Exchange Commission (“SEC”), initial reports of ownership and reports of changes in ownership of NutraCea’s common stock and other equity securities. Directors, executive officers and greater than 10% beneficial owners are required by SEC regulation to furnish NutraCea with copies of all Section 16(a) reports they file. Based solely on the review of the copies of such forms furnished to NutraCea and written representations that no other reports were required, NutraCea believes that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 2008 were met in a timely manner by the directors, executive officers and greater than 10% beneficial owners, except as follows:  (i) Todd Crow reported the extension of the expiration date on stock options to purchase a total of 84,478 shares of common stock, which extension occurred on October 4, 2008 in connection with his resignation as our chief financial officer, on Form 4 on April 7, 2009 instead of on the required reporting date of October 6, 2008, (ii) Edward McMillan reported the extension of the expiration date on stock options to purchase a total of 76,699 shares of common stock, which extension occurred on October 4, 2008 on Form 4 on April 6, 2009 instead of on the required reporting date of October 6, 2008 and (iii) James Lintzenich reported the extension of the expiration date of warrants to purchase a total of 1,371,411 shares of common stock held indirectly by Mr. Lintzenich through the James C. Lintzenich Revocable Trust, which extension occurred on October 4, 2008, on Form 4 on April 6, 2009 instead of on the required reporting date of October 6, 2008.

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

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

Our compensation program is intended to support the achievement of our specific annual and long-term operational and strategic goals by attracting and rewarding superior management personnel to achieve the ultimate objective of increasing shareholder value.  The Compensation Committee of our Board of Directors has responsibility for establishing, implementing and monitoring adherence to our compensation philosophy. Our Compensation Committee seeks to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.

Our Compensation Committee has the responsibility to evaluate both performance and compensation in an effort to ensure that we maintain our ability to attract and retain individuals of superior ability and managerial talent in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, our Compensation Committee believes executive compensation packages we provide to our executive officers should include both cash and stock-based compensation that rewards individual and corporate performance.

Index

Before the establishment of our Compensation Committee in 2006, our Board of Directors established our compensation policies.

Role of Executive Officers in Compensation Decisions

Our Compensation Committee has the responsibility to make all compensation decisions for our executive officers.  On at least an annual basis, the Compensation Committee approves all compensation and awards to our executive officers that are not already determined pursuant to existing employment agreements or that have not already been approved by our Board of Directors.  Our Chief Executive Officer provides input and arranges for our Compensation Committee to have access to our records and personnel for purposes of its deliberations. During 2008, Brad Edson, our former Chief Executive Officer, reviewed the performance of each executive officer (other than his own, which is reviewed by our Compensation Committee) and provided input and observations to our Board of Directors and Compensation Committee.  The conclusions reached and recommendations based on these reviews are presented to our Board of Directors. Our Compensation Committee can exercise its discretion in modifying any recommended adjustments or awards to executive officers.

Setting Executive Compensation

Based on the foregoing objectives, our Compensation Committee and our Board of Directors have structured our annual and long-term incentive-based cash and non-cash executive compensation in an effort to motivate our executive officers to achieve the business goals set by us and reward them for achieving such goals.  Our Compensation Committee believes that we compete with many companies for top executive-level talent. Accordingly, our Compensation Committee strives to implement compensation packages for our executive officers that are competitive. Variations to this objective may occur as dictated by the experience level of the individual and market factors. A significant percentage of total compensation for our executive officers is allocated to incentives as a result of the philosophy mentioned above. Nevertheless, strictly speaking, there is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Income from such incentive compensation is realized as a result of our performance and/or, the individual’s performance, depending on the type of award, compared to established goals. Our compensation committee has not used industry benchmarks nor hired compensation consultants when determining the compensation to be paid to executive officers.

Principal Components of Compensation of Our Named Executive Officers

The principal components of the compensation paid to our named executive officers consist of:

•	base salary;
•	bonuses, paid in cash;
•	cash incentive compensation under the terms of individual senior management incentive compensation plans established for our executive officers;
•	a 401(k) safe harbor contribution that is fully vested and a discretionary year end matching contribution under our 401(k) plan; and
•	equity compensation, generally in the form of stock or stock options.

Base Salary

Our Chief Operating Officer

We hired Leo Gingras in February 2007 to serve as a special assistant to our then Chief Operating Officer and then as our Chief Operating Officer in April 2007.  In determining Mr. Gingras’ annual base salary of $220,000 under his employment agreement, our Compensation Committee and our Board of Directors considered the compensation sought by Mr. Gingras, his extensive experience directly related to our business, and the base salaries of our other executive officers.  In January 2008, our Compensation Committee and our Board of Directors approved an amendment to Mr. Gingras’ employment contract to extend the term through February 8, 2010.  The amendment did not change the base salary terms of Mr. Gingras’ employment agreement.  On July 27, 2009, we entered into a new employment with Mr. Gingras that increased his salary to $250,000 per year in 2009 and to $275,000 per year beginning in 2010.  The Compensation Committee increased Mr. Gingras’ base salary in order for Mr. Gingras to agree to extend his employment term to June 2012.

Index

           Our Senior Vice President of Sales

We hired Kody Newland in February 2006 to serve as our Senior Vice President of Sales and entered into an employment agreement with him that provides for a base salary of $150,000 with annual cost of living adjustments.  When determining Mr. Newland’s compensation in February 2006, our Board of Directors considered the base salary sought by Mr. Newland, Mr. Newland’s wide-ranging sales experience, and the base salaries of our other executive officers.  In January 2008, our Compensation Committee and our Board of Directors approved an amendment to Mr. Newland’s employment contract to extend the term through February 28, 2010.  The amendment did not change the base salary terms of Mr. Newland’s employment agreement.

Our Former Chief Executive Officer

We hired Brad Edson as our President in December 2004, and he became our Chief Executive Officer in October 2005 concurrently with our acquisition of RiceX.  Mr. Edson’s employment agreement with us provides for an initial base salary of $50,000 per year in year one, $150,000 in year two and $250,000 in year three with base salary thereafter being subject to an annual increase of 10% each year that Mr. Edson is employed with us.  When structuring Mr. Edson’s salary, our board considered the salary of our then Chief Executive Officer, the amount of equity compensation that Mr. Edson required, the value that Mr. Edson could bring to NutraCea and our low cash position at the time.  Based upon these criteria, the Board determined that providing Mr. Edson with base salary that started low and that grew substantially over time would allow NutraCea to preserve its available cash while ultimately providing Mr. Edson with the cash compensation appropriate for his position.  In January 2008, our Compensation Committee and our Board of Directors approved an amendment to Mr. Edson’s employment contract to extend the term through December 31, 2010.  The amendment did not change the base salary terms of Mr. Edson’s original employment agreement. In August 2008 our Board of Directors approved an amendment to Mr. Edson’s employment contract to clarify that the employee is eligible for a discretionary bonus at such times and in such amounts as determined by Employer’s Compensation Committee or Board of Directors.  Mr. Edson resigned from his positions as Chief Executive Officer, President and Director of the Company effective as of March 9, 2009.

Our Former Chief Financial Officers

We hired Todd C. Crow as our Chief Financial Officer in October 2005 concurrent with our acquisition of RiceX.  Mr. Crow served as the Chief Financial Officer of RiceX and we assumed his employment contract with RiceX pursuant to the terms of the acquisition. Mr. Crow’s base salary in 2007 until May 2008 when Jeff Sanders became our Chief Financial Officer reflects his base salary under his original employment agreement that we assumed.  Mr. Crow served as a consultant from May 2008 to July 2008 and was paid a consulting fee similar to the salary he received under his original employment agreement.  When Mr. Crow became our Chief Financial Officer again in July 2008 upon the resignation of Mr. Sanders, he has paid $220,000 per year, which was the salary received by Mr. Sanders to serve as our Chief Financial Officer.  Following Mr. Crow’s resignation as our Chief Financial Officer in November 2008, we paid an entity wholly owned by Mr. Crow consulting fees pursuant to an independent contractor agreement.   See Severance and Change of Control Payments below for a description of his fees under the independent contractor agreement.

We hired Jeffrey W. Sanders as our Chief Financial Officer in April 2008.  Mr. Sanders’ three-year employment agreement with us provided for an annual base salary of $220,000. Our Compensation Committee considered the prior experience of Mr. Sanders and the base salary of our other executive officers when determining Mr. Sanders’ base salary.  Mr. Sanders resigned his employment with us on July 18, 2008.

We hired Olga Hernandez-Longan as a financial consultant in October 2008 and then as our Chief Financial Officer in November 2008.  Ms. Hernandez-Longan’s three-year employment agreement with us provides for annual base salary of $230,000, with annual cost of living adjustments.  In determining Ms. Hernandez-Longan’s annual base salary, our Compensation Committee and Board of Directors considered the compensation she sought, her experience, and the compensation paid to our other executive officers.  On July 9, 2009, Ms. Hernandez-Longan resigned as Chief Financial Officer of NutraCea effective as of July 31, 2009.

Index

Bonus Compensation

Each of the employment agreements between NutraCea and our named executive officers provides that our Board of Directors or Compensation Committee may grant discretionary bonuses.  Before 2008, we generally did not pay regular bonuses to our executive officers. However, we have from time to time paid signing or retention bonuses in connection with our initial hiring or appointment of an executive officer.  Whether a signing bonus and relocation expenses are paid and the amount thereof is determined on a case-by-case basis under the specific hiring circumstances. For example, we will consider paying signing bonuses to compensate for amounts forfeited by an executive upon terminating prior employment or to create additional incentive for an executive to join our company in a position for which there is high market demand.  In 2007 we paid to Mr. Gingras a $150,000 signing bonus when he became an employee.  As Mr. Gingras’ signing bonus was significant, the Compensation Committee required that he forfeit a pro rata portion of the bonus if he is employed with us for less than three years.

In addition to Mr. Gingras’ $150,000 signing bonus, when Mr. Gingras began employment with us we agreed to pay him $20,000 at the end of 2007 if he remained employed by us through 2007.  Mr. Gingras received this bonus in January 2008.  The Compensation Committee determined that this bonus was appropriate given the experience that Mr. Gingras would bring to our team and our desire for him to begin work promptly to replace our then Chief Operating Officer, who we expected would be retiring from this position soon.  In June 2008 our Board of Directors approved a $50,000 discretionary cash bonus to Mr. Gingras.  Our Board of Directors paid this bonus in recognition of Mr. Gingras’ contributions in building and expanding our Stage 1 and Stage II facilities and integrating NutraCea and Irgovel, which we acquired in February 2008.  In July 2009, pursuant to Mr. Gingras’ new employment agreement, we agreed to pay Mr. Gingras a bonus equal to $100,000 with $50,000 payable on or before November 30, 2009 and the remaining $50,000 payable on or before March 31, 2010.  If Mr. Gingras’s voluntarily terminates his employment with us or is terminated for “cause” (as defined in the employment agreement), Mr. Gingras must return the full amount of this bonus.  Our Board of Directors and Compensation Committee granted this bonus to Mr. Gingras in order for Mr. Gingras to agree to extend his term of employment with us by two years.

Our Board of Directors approved two discretionary cash bonuses to Brad Edson in 2008.  We paid Mr. Edson a $280,000 bonus in May 2008 and a $70,000 bonus in November 2008.  Our Board of Directors determined that these bonuses were appropriate due to Mr. Edson’s success in completing capital stock financings for us in April and October 2008.  At the time of these financings, we required significant additional capital to expand our operations and to meet current capital requirements.

In January 2008, we paid a $10,000 discretionary cash bonus to Kody Newland.  This bonus was paid in connection with the amendment to Mr. Newland’s employment agreement with us to extend his term of employment by two years.  The decision to pay this bonus was made based upon negotiations between NutraCea and Mr. Newland regarding the amendment to his employment agreement.

Compensation under Individual Senior Management Incentive Compensation Plans

We entered into an employee incentive compensation plan with Brad Edson when Mr. Edson executed his employment agreement with us.  Under the plan, Mr. Edson is entitled to an annual incentive bonus based upon objective performance criteria of NutraCea during a fiscal year.  The annual bonus is equal to one percent of our gross sales over $25,000,000 in a year, but only if we report a positive EBITDA (earnings before interest, taxes, depreciation and amortization) for the year, disregarding the effect of non-cash charges.  The bonus amount is limited to a maximum of $750,000 in any calendar year.  Mr. Edson has not earned a bonus under the incentive compensation plan because we have not had gross sales of $25,000,000 in any year.  Given his low initial base salary, Mr. Edson required that we provide him with an incentive compensation plan as a condition to his accepting employment with us in December 2004.  Also, since low sales were a primary impediment to our success at the time, our board determined that paying compensation to Mr. Edson that was tied to our revenues would align NutraCea’s and Mr. Edson’s goals.  In January 2008, our Compensation Committee approved an amendment to Mr. Edson’s incentive compensation plan to remove the $750,000 annual cap on this bonus.  The Compensation Committee determined that since NutraCea and our shareholders would benefit from greater sales, Mr. Edson’s sales-based incentive compensation should provide marginal benefit to Mr. Edson, regardless of how large our sales grew.

Index

Equity Compensation

Our Board of Directors’ historical practice has been to grant equity-based awards to attract, retain, motivate and reward our employees, particularly our named executive officers, and to encourage their ownership of an equity interest in us. Through July 15, 2009, such grants have consisted primarily of stock options, specifically non-qualified stock options, that is, options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended.  Prior to 2008, we granted awards of stock options to our executive officers only upon their appointment as executive officers, with our obligation to grant the options typically memorialized in the offer letter or employment agreement, or an addendum to an employment agreement, entered into with the applicable executive officer.  Each of our named executive officers other than Mr. Crow received stock option grants under these circumstances.

The terms of the initial stock options granted to our executives varied executive by executive. Mr. Edson’s initial stock option was fully vested when granted as required by Mr. Edson in order to begin employment with us.  Margie Adelman’s, our former Senior Vice President and Secretary, initial stock option grant vested as to 25% of the shares when she was hired and vested as to 25% of the shares on the one year anniversary of her hire date.  Our Board of Directors determined that the remainder of her shares should only vest if we achieved certain performance results.  Accordingly, the remaining 50% of the shares underlying her initial option grant would vest only if we achieve during her employment with us both (i) gross sales over $25,000,000 in a year and (ii) a positive EBITDA (earnings before interest, taxes, depreciation and amortization) for the year, disregarding the effect of non-cash charges.  We did not grant new stock options to Mr. Crow when he became our chief financial officer.  However, pursuant to the terms of the RiceX acquisition we assumed all outstanding RiceX stock options, including the stock options held by Mr. Crow.  The terms of the stock options initially granted to Messrs. Gingras and Newland were determined based upon negotiations with Mr. Gingras and Mr. Newland and were consistent with the stock options granted to and held by our other executive officers.

In January 2008, our Compensation Committee and directors approved the grant of new stock options to each of our executive officers (“2008 Options”).  Mr. Edson received an option to purchase 1,000,000 shares, Mr. Gingras received an option to purchase 350,000 shares and Mr. Crow, Mr. Newland and Ms. Adelman each received an option to purchase 100,000 shares.  Our Compensation Committee and Board of Directors determined the number of option shares underlying each executives options based upon the relative positions and responsibilities of the executives.  The current level of option holdings by the executives was not considered when these grants were made.  Each of the 2008 Options were performance based in order to incentivize the executives to achieve positive financial results and to align the interests of our executives with our shareholders.  One half of the underlying shares will vest only if our gross revenues exceeds 85% of targeted gross revenues in 2008 and 2009 and the other half of the underlying shares will vest only if our net income exceeds 85% of targeted net income for 2008 and 2009.  The performance targets were not achieved in 2008.  The performance requirement was waived for Mr. Crow as part of his severance agreement.  Additionally, we believe it is unlikely that the 2009 performance targets will be achieved.

In connection with our employment of Mr. Sanders as our Chief Financial Officer in April 2008, NutraCea granted to Mr. Sanders employee stock options to purchase 350,000 and 250,000 shares of common stock at a price per share equal to $0.10 over the closing market price on the date of the grant under our 2005 Plan.  The option to purchase 350,000 shares of common stock would have begun to vest on January 23, 2009 and would have vested as to twenty-five percent (25%) of the shares on that date.  Following that date, the shares would have vested as to eight and one-third percent (8 1/3%) of the shares on each successive three month anniversary from the vesting start date.  Subject to the performance criteria determined by the Board of Directors prior to the grant, the option to purchase 250,000 shares which would have begin to vest as to twenty-five percent (25%) of the shares on April 23, 2009, and thereafter thirty-seven and one-half percent (37.5%) of the shares shall vest and become exercisable on each successive one year anniversary from the vesting start date.  In determining the size and vesting provisions of these options, our Board of Directors and Compensation Committee considered the terms of the options grants made to our other executive officers.

In connection with our employment of Ms. Hernandez-Longan as our Chief Financial Officer in 2008, our Compensation Committee and Board of Directors approved the grant of two stock options to Ms. Hernandez-Longan under our 2005 Plan.  The first stock option was exercisable for 350,000 shares and vests as to 25% of the shares on July 8, 2009 and vests as to 1/12th of the shares every three months thereafter, so long as she continues to be employed by us on each vesting date.  The second stock option is exercisable for 250,000 shares and, so long as Ms. Hernandez-Longan remained employed by us on each vesting date, vests as to 25% of the shares on October 8, 2009 if we achieve income and revenue targets for 2008, 37.5% of the shares on October 8, 2010 if we achieve income and revenue targets for 2009 and 37.5% of the shares on October 8, 2011 if we achieve income and revenue targets for 2010.  Our Compensation Committee determined the size of these stock option grants by considering the size of the stock options held by our other executive officers and the requirements of Ms. Hernandez-Longan.  Also, our Compensation Committee required that one of the stock option grants be performance based to both incentivize Ms. Hernandez-Longan to achieve near and long-term financial results and to provide her with a similar mix of performance and non-performance based stock options as the had been granted to the other executive officers.

Index

In June 2008, we granted to Mr. Gingras 50,000 shares of restricted stock that vests evenly throughout the remaining term of his employment contract.  Our Board of Directors granted this stock to Mr. Gingras in recognition of Mr. Gingras’ contributions in building and expanding our Stage 1 and Stage II facilities and integrating NutraCea and Irgovel.  In July 2009, in connection with Mr. Gingras entering into an employment agreement extending the term of Mr. Gingras’ prior employment agreement to June 30, 2012 as well as setting forth revised terms and conditions to Mr. Gingras employment, NutraCea granted to Mr. Gingras an employee stock option to purchase 1,500,000 shares of common stock at a price per share equal to $0.22.  The option vested as to 375,000 shares on July 28, 2009.  Following that date, 93,750 shares shall vest on the last business day of each calendar quarter during the term of the employment agreement.  In connection with the above option grant, Mr. Gingras agreed to cancel options to purchase an aggregate of 500,000 shares that were previously granted to Mr. Gingras.

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

Each of our executive officers is eligible to receive grants of stock options, stock bonuses and restricted stock under our 2005 Equity Incentive Plan, or the 2005 Plan.

Severance and Change of Control Payments

Our Board of Directors and Compensation Committee approved severance arrangements in each of the employment agreements of our named executive officers and accelerated vesting provisions upon our change in control in the 2008 Options.  We believe that companies should provide reasonable severance benefits to key employees, recognizing that it may be difficult for them to find comparable employment within a short period of time.  We further want our named executive officers to be free to think creatively and promote our best interests without worrying about the impact of those decisions on their employment.  Accordingly, we implement severance and change of control arrangements in our executives’ compensation package to align executive and shareholder interests by enabling executives to consider corporate transactions that are in the best interests of our shareholders without undue concern about whether the transaction may jeopardize their employment or the continued vesting of their stock options.  For a description of the termination and change in control arrangements that we have made with our executive officers, see “Executive Employment Agreements” and “Potential Payments Upon Termination or Change in Control.”

We also have entered into resignation-related severance and consulting agreements with Mr. Edson, Mr. Crow and Ms. Adelman in connection with their resignations in 2008 and 2009, each of which are discussed in more detail below.   Mr. Crow’s consulting agreement was suspended in March 2009 and Ms. Adelman’s consulting agreement was terminated in September 2009.

On March 9, 2009, we entered into an employment severance agreement with Mr. Edson in connection with his resignation as our Chief Executive Officer and member of our Board of Directors.  The agreement provides for, among other things, a cash severance payment equal to six months of Mr. Edson’s base salary, reimbursement of $20,000 of legal fees incurred by Mr. Edson in connection with his resignation, the continuance of medical and dental coverage through April 30, 2009 and reimbursement of COBRA payments to continue his and his dependent’s medical and dental coverage through October 31, 2010.  We also entered into a consulting agreement with Mr. Edson upon his resignation under which we agreed to pay Mr. Edson $15,000 a month for two months.  Mr. Edson negotiated this agreement with the assistance of his own independent outside counsel.  The Compensation Committee believed that this separation package was fair, reasonable and appropriate given our desire to obtain as part of this agreement full resolution of the termination of Mr. Edson’s employment with us.

Index

In connection with Mr. Crow’s resignation as our Chief Financial Officer in November 2008, we entered into an employment severance agreement with him.  Under this agreement, we paid him a $220,000 cash severance payment and agreed to provide Mr. Crow with continued medical and dental benefit coverage through March 31, 2009 and to reimburse his COBRA payments through September 30, 2010.  In addition we extended by three years the expiration dates for two stock options to purchase a total of 84,478 shares of our common stock, waived the performance vesting conditions of a stock option to purchase 100,000 shares of our common stock that were granted to Mr. Crow in January 2008 and waived the 90 day expiration after termination of employment conditions of stock options to purchase 806,389 shares of our common stock.

We also entered into an independent contractor agreement with Crow & Associates, LLC upon Mr. Crow’s resignation.  Crow & Associates, LLC is owned by Mr. Crow.  The term of the agreement is 18 months and provides for our payment of $15,000 per month for the first 12 months of the term and $7,500 per month for the remaining six months of the term.  If Mr. Crow exercises stock options for more than 110,000 shares of our common stock during the term, the independent contractor agreement will terminate upon the exercise date.  In addition, the agreement will terminate upon a “change of control” or upon Mr. Crow’s death or permanent disability, in which case, we are required to pay to Crow & Associates, LLC the remaining amounts owed under the agreement in a lump sum.  Our Compensation Committee believed that these consulting fees were fair and reasonable considering Mr. Crow’s severance benefits under his employment agreement and our need, based upon Mr. Crow’s institutional knowledge and expertise, to continue to consult with Mr. Crow following his resignation.  In March 2009, we suspended the independent contractor agreement pending the results of the SEC formal investigation and the securities class action lawsuit mentioned in the beginning of this report under Significant Events - Securities Class Action, Shareholder Derivative Litigation, and SEC Investigation.

On November 11, 2008, we entered into a severance and release agreement with Ms. Adelman and terminated Ms. Adelman’s employment with us.  Under this agreement, we paid Ms. Adelman $20,000 for moving expenses and terminated all of her stock options that were not fully vested.  We also entered into a one year consulting agreement with Ms. Adelman that provides for our payment to her of $15,827.73 each month.  Our Compensation Committee believed that these consulting fees were fair and reasonable given our desire to resolve the termination of Ms. Adelman’s employment with us while allowing us to receive ongoing services from Ms. Adelman. This consulting agreement was terminated by NutraCea in September 2009.

Other Benefits

We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life insurance and our 401(k) plan, in each case on the same basis as other employees. We provide a three percent contribution and a discretionary year end matching contribution under our 401(k) plan, but we do not offer additional retirement benefits.

Perquisites

Each of our executive officers receives similar perquisites. Under the terms of the employment agreements with our executive officers, we are obligated to reimburse each executive officer for all reasonable travel, entertainment and other expenses incurred by the officer in connection with the performance of his duties and obligations under the agreement.  When necessary and appropriate, upon the hire of new executives, we may pay additional amounts in reimbursement of relocations costs.  The most significant ongoing perquisite that our executive officers receive is an automobile allowance.

Tax and Accounting Considerations

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R.  Under SFAS No. 123R, we are required to estimate and record an expense for each award of equity compensation over the vesting period of the award.  Compensation expense relating to the expense of stock options and stock bonuses under FAS 123(R) are one of the many factors considered in the determination of stock option and stock bonus awards.

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

Index

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

Under certain circumstances, an accelerated vesting or the cash out of stock options or the payment of severance awards in connection with a change of control might be deemed an “excess parachute payment” under Section 280G of the Internal Revenue Code. To the extent payments are considered to be “excess parachute payments,” the executive receiving the benefit may be subject to an excise tax and we may be denied a tax deduction. We do not consider the potential impact of Section 280G when designing our compensation programs.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee for the 2008 fiscal year were David Bensol (Chairman), James Lintzenich,  Kenneth L. Shropshire and Steven W. Saunders. All members of the Compensation Committee during 2008 were independent directors, and none of them were our employees or former employees. During 2008, none of our executive officers served on the Compensation Committee (or equivalent), or the Board of Directors of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.  In 2009 the Compensation Committee consists of David Bensol, James Lintzenich, Kenneth L. Shropshire and Steven W. Saunders.  In March 2009 Mr. Lintzenich was appointed our Interim Chief Executive Officer.  While serving in such position, Mr. Lintzenich will not be an independent director.  Upon his appointment as Interim Chief Executive Officer, he ceased serving as chairman of the Compensation Committee.  Mr. Lintzenich will not participate with the other members of the Compensation Committee in any matters relating to his compensation or where he has a conflict of interest.

Compensation Committee Report

           The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2008 and its proxy statement relating to our 2009 annual meeting of shareholders.

Respectfully Submitted by the Compensation Committee
David Bensol
James Lintzenich
Kenneth L. Shropshire
Steven Saunders

Summary Compensation Table

The following table sets forth information regarding compensation earned in or with respect to our fiscal years 2008, 2007 and 2006 by:

•	each person who served as our Chief Executive Officer in 2008;
•	each person who served as our Chief Financial Officer in 2008;
•
our three most highly compensated executive officers, other than our Chief Executive Officer and our Chief Financial Officer, who were serving as executive officers at the end of 2008 and, at that time, were our only other executive officers; and

•	each other person that served as an executive officer in 2008.

Index

We refer to these officers collectively as our named executive officers:

				Stock	Option	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	($)(1)	($)	($) (2)	($) (3)	($)(4)(5)(6)	($)
Olga Hernandez-Longan, former Chief Financial Officer(7)	2008	$51,413	$-	$-	$5,356	$41,708	$98,477

Leo G. Gingras,	2008	228,462	70,000	7,026	146,004	22,832	474,324
Chief Operating Officer	2007	177,479	152,538	-	438,550	13,051	781,618

Kody Newland,	2008	166,929	10,000	-	48,024	20,093	245,046
Senior Vice President	2007	152,412	1,793	-	182,488	18,648	355,341
of Sales	2006	121,754		-	250,228	14,544	386,526

Bradley Edson, former	2008	287,004	350,000	-	-	25,005	662,009
President and Chief	2007	255,769	3,173	-	-	24,909	283,851
Executive Officer(8)	2006	159,723		-	-	22,307	182,030

Todd C. Crow, former	2008	205,465	-	-	290,663	289,659	785,787
Chief Financial	2007	159,362	1,863	-	-	26,584	187,809
Officer(9)	2006	153,427	-	-	-	19,062	172,489

Jeff Sanders, former Chief Financial Officer(10)	2008	55,353	-	-	-	3,935	59,288

Margie Adelman,	2008	177,420	-	-	-	56,084	233,504
former Senior Vice	2007	157,901	1,830	-	-	22,352	182,083
President	2006	154,504		-	-	16,324	170,828

Total	2008	$1,172,046	$430,000	$7,026	$490,047	$459,316	$2,558,435

1)
 Includes the following consulting fees paid to certain of the named executive officers in 2008:  $15,923 to Ms. Hernandez-Longan; $40,385 to Crow and Associates, LLC an entity owned by Mr. Crow; and $26,003 to Ms. Adelman.

2)
Stock awards reported are amounts recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R, disregarding estimated forfeitures.  The assumptions used to calculate the value of stock awards are set forth in the notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for 2008.

3)
The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(R), disregarding estimated forfeitures. The assumptions used to calculate the value of option awards are set forth in the notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for 2008.  Mr. Sanders and Ms. Adelman received options to purchase our common stock in 2008, but these options terminated before vesting when these individuals ceased being executive officers in 2008. On July 18, 2008, as part of Mr. Crow’s severance arrangement, we extended the exercise period on options to purchase a total of 84,478 shares of common stock that were scheduled to expire on October 4, 2008.  Additionally, we waived for Mr. Crow all performance requirements for the option to purchase 100,000 shares of common stock that we issued to him on January 8, 2008, which options became fully vested upon his termination, and waived the requirement that stock options terminate 90 days after employment termination for stock options to purchase 806,389 shares of our common stock.

4)	All other compensation consists of the following amounts for 2006:

Index

2006	Mr. Edson:	Mr. Crow:	Mr. Newland:	Ms. Adelman:
Automobile allowance	$7,200	$9,600	$7,200	$7,200
Life Insurance & Long-term Disability premium payments	381	400	318	381
Payment for unused personal time	8,294	3,362	3,606	2,522
401(k) matching contribution	6,432	4,700	3,421	6,221
Auto insurance payments		1,000

Total	$22,307	$19,062	$14,545	$16,324

5)  All other compensation consists of the following amounts for 2007:

2007	Mr. Edson:	Mr. Crow:	Mr. Gingras:	Mr. Newland:	Ms. Adelman:
Automobile allowance	$7,200	$9,600	$6,300	$7,200	$7,200
Life Insurance & Long-term Disability premium payments	381	381	381	318	381
Payment for unused personal time	3,222	3,105	3,966	2,988	3,813
401(k) matching contribution	14,106	12,646	2,404	8,142	10,958
Auto insurance payments		852

Total	$24,909	$26,584	$13,051	$18,648	$22,352

6) All other compensation consists of the following amounts for 2008:

2008	Mr. Edson:	Ms. Hernandez-Longan:	Mr. Sanders:	Mr. Crow:	Mr. Gingras:	Mr. Newland:	Ms. Adelman:
Automobile allowance	$10,200	$1,600	$2,550	$-	$9,350	$9,350	$8,500
Life Insurance & Long-term Disability premium payments	1,294	108	216	1,053	1,294	1,149	1,042
Payment for unused personal time	6,611	-	1,169	10,170	5,288	3,889	20,274
401(k) safe harbor contribution	6,900	-	-	6,900	6,900	5,705	5,406
Personnel Apartment				11,750
Relocation cash payment		40,000					20,000
Buy-out of automobile lease				38,384
Auto insurance payments				434
Severance medical and dental benefits paid				968			862
Cash Severance payment				220,000

Total	$25,005	$41,708	$3,935	$289,659	$22,832	$20,093	$56,084

7)
Ms. Hernandez-Longan served as a consultant from October 8, 2008 to November 6, 2008 when she was appointed as our Chief Financial Officer.  Effective July 31, 2009, Ms. Hernandez-Longan resigned as our Chief Financial Officer.

8)	Effective March 9, 2009, Mr. Edson resigned as our President and Chief Executive Officer, and also resigned as a member of our Board of Directors, effective as of the same date.

9)
In 2008, Mr. Crow served as our Chief Financial Officer from January 1, 2008 to May 13, 2008 and as our interim Chief Financial Officer from July 21, 2008 to November 6, 2008.  He also served as a consultant to NutraCea from May 13, 2008 to July 21, 2008 and from November 6, 2008 through the end of 2008.

10)
Mr. Sanders served as our Chief Financial Officer from May 13, 2008 until his resignation on July 21, 2008.  He served as a special assistant to our Chief Executive Officer from April 23, 2008 to May 13, 2008.

Index

2008 Grants of Plan-Based Awards

Set forth in the table below is information regarding stock and stock option award granted to our named executive officer in 2008.  These stock and stock option grants represent all of the grants of awards to our named executive officers under any plan during or with respect to 2008.

	Grant	Estimated Future Payouts under Non-Equity Incentive Plan Awards	Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: # of Shares of Stock	All Other Option Awards: # of Shares Underlying Options (1)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (2)
Name	Date		Threshold	Target	Maximum
Olga Hernandez-Longan	10/8/2008		250,000	250,000	250,000	-	-	$0.70	$25,818
	10/8/2008		-	-	-	-	350,000	0.70	64,276
Leo Gingras	1/8/2008		350,000	350,000	350,000	-	-	1.49	260,229
	6/26/2008		-	-	-	50,000	-	n/a	7,026
Kody Newland	1/8/2008		100,000	100,000	100,000	-	-	1.49	74,351
Bradley D. Edson	1/8/2008		1,000,000	1,000,000	1,000,000	-	-	1.49	743,510
		(3)	-	-	-	-	-	-	-
Todd Crow (4)	1/8/2008		100,000	100,000	100,000	-	-	1.49	74,351
	10/4/2008		-	-	-	-	38,399	0.30	10,143
	10/4/2008		-	-	-	-	46,079	0.30	12,171
	11/4/2008		-	-	-	-	38,399	0.30	9,238
	11/6/2008		-	-	-	-	691,191	0.30	166,284
	11/4/2008		-	-	-	-	76,799	0.30	18,476
Jeff Sanders (5)	4/23/2008		250,000	250,000	250,000	-	-	1.14	-
	4/23/2008		-	-	-	-	350,000	1.14	-
Margie Adelman (5)	1/8/2008		100,000	100,000	100,000	-	-	1.49	-

(1)	The vesting terms of the stock options are outlined in the table below entitled “Outstanding Equity Awards at 2008 Fiscal Year-End.”

(2)
Reflects the grant date estimated fair value of the stock grants and stock options as calculated in accordance with SFAS No. 123R. For additional information on the valuation assumptions used in the calculation of these amounts, refer to the notes contained in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for 2008.

(3)
Under Mr. Edson’s employment agreement he was entitled to receive a cash incentive bonus equal to one percent of our gross sales over $25,000,000 in a year, but only if we report positive EBITDA (earnings before interest, taxes, depreciation and amortization) for the year.  There were no thresholds, maximums or targets with respect to this compensation.  Mr. Edson did not receive any compensation under this arrangement in 2008, and the arrangement terminated when Mr. Edson resigned on March 9, 2009.  See below under “Employment Agreements and Arrangements – Resignation Related Agreements with Former Executive Officers”.

(4)
On July,23, 2008, we extended the expiration dates from October 4, 2008 to October 4, 2011 for two options held by Mr. Crow to purchase 38,399 and 46,079 shares of our common stock, resulting in the deemed cancellation of the old options and grant of replacement options. On the date of the deemed cancellation and re-grant, the closing market price of our common stock was $0.44.

(5)	The stock options granted to Ms. Adelman and Mr. Sanders expired when they ceased to be executive officer and did not vest.

Index

2008 Option Exercises and Stock Vested

In 2008, none of our named executive officers exercised any stock options or similar awards we granted to them.

Outstanding Equity Awards as Of December 31, 2008

The following table provides information as of December 31, 2008 regarding equity awards held by each of our named executive officers.

	Option Awards					Stock Awards
			Equity Incentive Plan					Equity Incentive Plan Awards:
	# of Securities Underlying Unexercised Options	# of Securities Underlying Unexercised Options	Awards: # of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested
	(# Exercisable)	(# Un-exercisable)	Options (#)	($/sh)	Date	(#)	($)	(#)	($)
Olga Hernandez-Longan(1)	-	-	250,000	$0.70	10/8/2013	-	$-	-	$-
	-	350,000	-	0.70	10/8/2013	-	-	-	-
Leo G. Gingras(2)(3)	159,712	90,288	-	2.63	2/8/2017	-	-	-	-
	-	-	175,000	1.49	1/8/2013	-	-	-	-
	-	-	-	-	-	34,615	13,846	-	-
Kody Newland (2)	-	-	50,000	1.49	1/8/2013	-	-	-	-
	500,000	-	-	1.00	2/27/2016	-	-	-	-
Bradley D. Edson (2)	-	-	500,000	1.49	1/8/2013	-	-	-	-
	6,000,000	-	-	0.30	12/15/2014	-	-	-	-
Todd C. Crow(4)	46,079	-	-	0.30	11/6/2011	-	-	-	-
	38,399	-	-	0.30	1/29/2012	-	-	-	-
	691,191	-	-	0.30	11/6/2011	-	-	-	-
	153,597	-	-	0.30	11/6/2011	-	-	-	-
	95,998	-	-	0.30	11/6/2011	-	-	-	-
	100,000	-	-	1.49	1/8/2013	-	-	-	-
	537,678	-	-	0.30	3/31/2015	-	-	-	-
Jeff Sanders	-	-	-	N/A	N/A	-	-	-	-
Margie Adelman	-	-	50,000	1.49	11/11/2008	-	-	-	-
	1,000,000	-	-	0.30	1/23/2015	-	-	-	-
(1)
For the first option listed for Ms. Hernandez-Longan, 25% of the shares subject to the option were to vest on October 8, 2009 and 37.5% of the shares subject to the option were to vest on October 8, 2010 and October 8, 2011, subject to our achievement in each case of certain performance targets.  For the second option listed for Ms. Hernandez-Longan, 25% of the shares subject to the option were to vest on July 8, 2009 and 8.3% of the shares subject to the option were to vest on each successive three month period thereafter.

(2)
The options expiring on January 8, 2013 will vest as follows: (1) 25% of the option shares vest on December 31, 2008 so long as we achieve for 2008 gross revenue that equals or exceeds 85% of gross revenue budgeted for 2008, (2) 25% of the option shares vest on December 31, 2009 so long as we achieve for 2009 gross revenue that equals or exceeds 85% of gross revenue budgeted for 2009, (3) 25% of the option shares vest on December 31, 2008 so long as we achieve for 2008 net income that equals or exceeds 85% of net income budgeted for 2008, and (4) 25% of the option shares vest on December 31, 2009 so long as we achieve for 2009 net income that equals or exceeds 85% of net income budgeted for 2009. As the performance criteria were not satisfied for the stock options listed above that expire on January 8, 2013, the number of unearned shares for these options in the table represents one half of the number of option shares originally underlying the stock options.

(3)
For the option expiring on February 8, 2017, 2.8% of the shares subject to the option vest monthly over three years.  For the 50,000 share stock award, approximately 2,564 shares vest each month for 20 months.

(4)
For a description of the amendments made to Mr. Crow’s stock options in connection with his resignation as our Chief Financial Officer, see “Resignation Related Agreements with Former Executive Officers” below.

Index

Executive Employment Agreements

The following is a brief description of the employment agreements NutraCea entered into with each of the named executive officers and current executive officers.  The resignation related agreements we entered into with each of Mr. Edson, Mr. Crow and Ms. Adelman are described below.

James C. Lintzenich, our Interim Chief Executive Officer and Principal Financial Officer

Mr. Lintzenich is paid a salary of $15,000 per month to serve as our Interim Chief Executive Officer and as our Principal Financial Officer.  There are no other material terms to Mr. Lintzenich’s employment relationship with NutraCea.

W. John Short, our President

On July 6, 2009 we entered into an employment agreement with W. John Short, our President.  The term of the employment agreement extends through June 30, 2012, and the term extended automatically for successive one-year terms unless either NutraCea or Mr. Short notifies the other in writing at least 180 days prior to the expiration of the then-effective term of its intention not to renew the employment agreement.  Mr. Short’s annual salary is $300,000, which salary shall increase to $350,000 per year on June 30, 2010.  Mr. Short is entitled to a one-time cash bonus of $150,000 and reimbursement for moving expenses for the relocation of his primary residence to Phoenix, Arizona.  Mr. Short may be eligible to earn an annual bonus each year up to 75% of his annual salary and a discretionary bonus each year up to 100% of his annual salary, with the actual amount and requirements of these bonuses to be determined by our Board of Directors or Compensation Committee.  In addition, Mr. Short may earn an initial bonus of $100,000 if NutraCea raises $7,000,000 on or before December 31, 2009.

If the employment of Mr. Short is terminated by NutraCea without “cause” (as defined in the employment agreement) or is terminated by Mr. Short with “good reason” (as defined in the employment agreement), then Mr. Short will be entitled to receive an amount equal to the monthly base salary multiplied by the number of months remaining on the term of the employment agreement plus any bonuses earned.

In connection with Mr. Short becoming an employee of NutraCea, NutraCea granted to Mr. Short employee stock options to purchase 1,200,000, 2,400,000 and 1,400,000 shares of common stock at a price per share equal to $0.20.  The stock option to purchase 1,200,000 shares of common stock shall vest as to 400,000 shares on August 15, 2009.  Following that date, 66,666 2/3 shares subject to that stock option will vest on the last business day of each calendar quarter until June 30, 2012.  The stock option to purchase 2,400,000 shares shall vest as to 800,000 shares on August 15, 2009.  Following that date, 133,333 1/3 shares will vest on the last business day of each calendar quarter until June 30, 2012.  The stock option to purchase 1,400,000 shares shall vest on July 1, 2012.  If NutraCea offers Mr. Short the role of Chief Executive Officer and Mr. Short refuses to be appointed, the stock options for 2,400,000 and 1,400,000 shares shall immediately terminate.

Leo Gingras, our Chief Operating Officer

On February 8, 2007, we entered into an employment agreement with Leo Gingras, our Chief Operating Officer.  Mr. Gingras served as special assistant to our former Chief Operating Officer until he became our Chief Operating Officer on April 11, 2007.  Pursuant to the employment agreement, we agreed to pay Mr. Gingras an annual salary of $220,000.  In addition, we paid to Mr. Gingras a sign-on bonus of $150,000.  If Mr. Gingras voluntarily resigns before March 15, 2010, Mr. Gingras will be required to repay to NutraCea a proportionate amount of this sign-on bonus based upon the time he is employed by us between March 15, 2007 and March 15, 2010.  The employment agreement further requires that NutraCea pay to Mr. Gingras a bonus of $20,000 for 2007 and a $600 per month car allowance.  In connection with him becoming one of our employees, Mr. Gingras was issued an option to purchase 250,000 shares of NutraCea’s common stock at an exercise price of $2.63 per share.

Index

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

On July 28, 2009, we entered into a new employment agreement with Mr. Gingras to serve as our Chief Operating Officer.  The term of his employment is from July 23, 2009 to June 30, 2012. Pursuant to this employment agreement we agreed to pay Mr. Gingras a base salary at a rate of $250,000 per year from July 28, 2009 to December 31, 2009, which base salary shall increase to $250,000 per year in 2010.  In addition, we agreed to pay Mr. Gingras a $100,000 bonus, $50,000 of which is payable on or before November 30, 2009 and $50,000 of which is payable on or before March 31, 2010.  If Mr. Gingras terminates his employment voluntarily or NutraCea terminates Mr. Gingras for cause before June 30, 2011, he is required to return to NutraCea the entire bonus.  The employment agreement further provides that Mr. Gingras is entitled to discretionary bonuses.  In connection with his execution of this employment agreement, his options to purchase 250,000 and 350,000 shares of our common stock were cancelled and we issued to Mr. Gingras an option to purchase 1,500,000 shares of our common stock at a per share exercise price of $0.22.

For a description of the termination and change in control provisions of Mr. Gingras' employment agreement, see “Potential Payments Upon Termination or Change in Control.”

Kody Newland

On February 27, 2006, NutraCea entered into a two year employment agreement with Kody Newland, NutraCea’s Senior Vice President of Sales, pursuant to which NutraCea is to pay Mr. Newland a base salary of $150,000 per year which will be reviewed annually and adjusted to compensate for cost of living.  The term of agreement may be extended by mutual agreement of the parties on a month to month basis.  The agreement provided that Mr. Newland is eligible for future incentive bonuses based solely on the discretion of NutraCea’s Chief Executive Officer or President and the approval of NutraCea’s Compensation Committee.  In addition, the agreement included a car allowance of $600 per month.  In connection with Mr. Newland’s employment with us, we issued to him an option to purchase 500,000 shares of NutraCea’s common stock at an exercise price per share of $1.00.

On January 8, 2008, we amended Mr. Newland’s employment agreement to extend the initial term to February 27, 2010 and to increase the monthly car allowance to $850.  In connection with this amendment, we granted to Mr. Newland an option to purchase 100,000 shares of our common stock at an exercise price per share of $1.49.

For a description of the termination and change in control provisions of Mr. Newland's employment agreement, see “Potential Payments Upon Termination or Change in Control.”

Brad Edson, our former President and Chief Executive Officer

On December 17, 2004, we entered into an employment agreement with our former President and Chief Executive Officer, Bradley D. Edson, pursuant to which we agreed to pay Mr. Edson a base salary of $50,000 in year one; a base salary of $150,000 in year two; a base salary of $250,000 in year three; and a base salary that increases by 10% a year for each year thereafter.  The initial term of this agreement was three years and automatically extends for up to two additional one year terms unless either NutraCea or Mr. Edson gives written notice to terminate this agreement at least 180 days before the end of the preceding term.  This agreement provided that Mr. Edson was entitled to an annual incentive bonus based upon performance (“Edson Incentive Bonus”) and to be provided a car allowance of $600 per month.  The incentive bonus was payable annually within 10 days of the completion of our annual independent audit.  The bonus was one percent of our “Gross Sales over $25,000,000,” but only if we report a positive EBITDA for the period.  The bonus amount was limited to a maximum of $750,000 in any calendar year.  In addition, Mr. Edson was issued a warrant to purchase 6,000,000 shares of our common stock at an exercise price of $0.30 per share in connection with his initial employment with us.  The warrant is immediately exercisable as to all underlying shares and expires ten years from the date of issuance.

Index

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

As described in more detail below, in connection with Mr. Edson’s resignation as our President and Chief Executive Officer, and as a member of our board of directors, we entered into an employment severance agreement and a consulting agreement with Mr. Edson that supersedes the terms of his employment agreement with NutraCea.

Jeffrey W. Sanders, former Chief Financial Officer

On April 23, 2008, we entered into an employment agreement with Jeffrey W. Sanders as our Chief Financial Officer.  Under his employment agreement, Mr. Sanders received an annual base salary of $220,000.  In addition, Mr. Sanders was entitled to reimbursement for moving expenses up to $30,000 for the relocation of Mr. Sanders’ primary residence to Phoenix, Arizona.  Mr. Sanders may have been eligible to earn an annual bonus each year up to the amount of his annual salary, with the actual amount and requirements of this bonus to be determined by NutraCea’s Board of Directors or Compensation Committee.

Mr. Sanders resigned as our Chief Financial Officer effective as of July 21, 2008.

Olga Hernandez-Longan, former Chief Financial Officer

On November 6, 2008, we entered into an employment agreement with Olga Hernandez-Longan, as our Chief Financial Officer.  Ms. Hernandez-Longan served as a financial management and compliance consultant for us from October 8, 2008 until she became our Chief Financial Officer on November 6, 2008.  Under her employment agreement, Ms. Hernandez-Longan received an annual base salary of $230,000, which salary would be reviewed annually and be adjusted for cost of living increases.  In addition, the agreement included a car allowance of $800 per month and provides that Ms. Hernandez-Longan will be reimbursed for up to $40,000 for moving expenses.  The term of her employment agreement was three years, which term would automatically be extended for additional one year terms unless either NutraCea or Ms. Hernandez-Longan gave written notice to terminate the agreement at least 90 days before the end of the preceding term.  In connection with her employment with us, Ms. Hernandez-Longan was granted options to purchase 350,000 and 250,000 shares of our common stock, each with a per share exercise price of $0.70.  On July 9, 2009, Ms. Hernandez-Longan resigned as Chief Financial Officer of NutraCea effective as of July 31, 2009.

Index

For a description of the termination and change in control provisions of Ms. Longan’s employment agreement, see “Potential Payments Upon Termination or Change in Control.”

Todd C. Crow, former Chief Financial Officer

In September 2005, we entered into an amendment to the employment agreement with Todd C. Crow, pursuant to which we assumed the employment agreement between Mr. Crow and RiceX.  The employment agreement, as amended, provides that Mr. Crow will serve as Chief Financial Officer of NutraCea and RiceX.  Mr. Crow’s employment agreement, as amended, provides that Mr. Crow will receive an annual base salary of $150,000, which salary will be reviewed annually and be adjusted to compensate for cost of living.  The term will be automatically extended for an additional one-year term unless either party delivers notice of election not to extend the employment at least 90 days prior to the expiration of the initial term.  The agreement terminated on October 4, 2008.

As described in more detail below, in connection with Mr. Crow’s resignation as our Chief Financial Officer, we entered into an employment severance agreement and a consulting agreement with Mr. Crow that supersedes the terms of his employment agreement with NutraCea.

Margie D. Adelman, former Senior Vice President and Secretary

On January 25, 2005, we entered into a three year employment agreement with Margie D. Adelman, our Senior Vice President and Secretary, pursuant to which we agreed to pay Ms. Adelman a base salary of $150,000 per year. The agreement also provides that Ms. Adelman is entitled to a one-time initial bonus of $25,000 and will be eligible for future incentive bonuses based solely on the discretion of our Chief Executive Officer or President and the approval of our Compensation Committee. Ms. Adelman was issued a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.30 per share, 500,000 shares of which vested upon signing and 500,000 shares of which vested on January 25, 2006. In addition, Ms Adelman was issued a warrant to purchase 1,000,000 shares of NutraCea’s common stock at an exercise price of $0.30 that will vest if we achieve both annual gross sales over $25,000,000 and report a positive annual EBITDA, excluding the effect of noncash charges, during Ms. Adelman’s employment with NutraCea. All warrants expire ten years from the date of issuance. On February 26, 2006, the agreement was modified to include a car allowance of $600 per month and a cost of living increase to her base salary for the balance of the term of her agreement.

As described in more detail below, in connection with Mr. Adelman’s resignation as an employee of NutraCea, we entered into an employment severance agreement and a consulting agreement with Ms. Adelman that supersedes the terms of her employment agreement with NutraCea.

Resignation Related Agreements with Former Executive Officers

Bradley Edson

On March 9, 2009, we entered into an employment severance agreement with Mr. Edson that provides for a cash severance payment equal to six months of Mr. Edson’s base salary, or $156,000.  One half of the severance payment was paid when Mr. Edson resigned as our President and Chief Executive Officer and one half of the cash severance payment was payable in three equal monthly payments, beginning on April 1, 2009.  We also agreed to pay for the continuance of Mr. Edson’s medical and health coverage through April 30, 2009 and thereafter, to reimburse Mr. Edson for his COBRA payments to continue medical and health coverage for himself and his dependents for six months through October 31, 2009.  We estimate that our payment and reimbursement obligations with respect to Mr. Edson’s post-employment medical and health coverage to be approximately $10,500.  Under the employment severance agreement, the indemnification provisions of Mr. Edson’s employment agreement remain in effect and we reimbursed Mr. Edson for $20,000 of legal fees incurred by Mr. Edson in connection with the negotiation of the employment severance agreement.  We also entered into a consulting agreement with Mr. Edson upon his resignation.  Under this consulting agreement, Mr. Edson agreed to provide us with consulting services for two months at a fee of $15,000 a month, for total payments of $30,000.

Index

Todd Crow

In connection with Mr. Crow’s resignation as our Chief Financial Officer in November 2008, we entered into an Employment Severance Agreement with Mr. Crow.  Under the Employment Severance Agreement, we made a cash severance payment to Mr. Crow of $220,000 upon his resignation, provided Mr. Crow with continued medical and dental benefit coverage through March 31, 2009 and agreed to reimburse his COBRA payments through September 30 2010.  We estimate that our payment and reimbursement obligations with respect to Mr. Crow’s post-employment medical and dental coverage to be approximately $19,745.  In addition, we made the following amendments to Mr. Crow’s stock options:  (i) options to purchase a total of 1,562,942 shares of our common stock were amended to provide that they would remain exercisable for one year after the date of Mr. Crow’s death or disability, (ii) the expiration dates for two options to purchase a total of 84,478 shares of our common stock were extended by three years and (iii) the performance vesting requirements for the option to purchase 100,000 shares of our common stock that was granted to Mr. Crow on January 8, 2008 were waived and the option became fully vested upon his termination.

We also entered into an independent contractor agreement with Crow & Associates, LLC upon Mr. Crow’s resignation.  Crow & Associates, LLC is owned by Mr. Crow.  Under the independent contractor agreement, Crow & Associates provided us with advice regarding accounting practices and systems and filing reports with the Securities and Exchange Commission.  The term of the agreement was 18 months and provided for our payment of $15,000 per month for the first 12 months of the term and $7,500 per month for the remaining six months of the term, or $225,000 in total payments over the term. In 2008 we paid Crow and Associates, LLC $40,385 for consulting services. In March 2009, we suspended the independent contractor agreement between NutraCea and Crow and Associates pending the results of the SEC formal investigation and the securities class action lawsuit mentioned in the beginning of this report under Significant Events - Securities Class Action, Shareholder Derivative Litigation, and SEC Investigation.

Margie Adelman

On November 11, 2008, we entered into a severance and release agreement with Ms. Adelman and terminated Ms. Adelman’s employment with us.  Under this agreement, we paid Ms. Adelman $20,000 for moving expenses and terminated all of her stock options that were not fully vested.  We also entered into a one year consulting Agreement with Ms. Adelman that provides for our payment to her of $15,827.73 each month, or a total of $189,932 over the term, in exchange for her consultation regarding business development and public relations.  We terminated the consulting agreement with Ms. Adelman in September 2009.

Jeffrey Sanders

Mr. Sanders resigned as our Chief Financial Officer effective as of July 21, 2008.   In connection with his resignation, his stock option terminated and he did not receive a severance payment.

Olga Hernandez-Longan

Ms. Hernandez-Longan resigned as our Chief Financial Officer effective as of July 31, 2009.   In connection with his resignation, her stock options terminated and she did not receive a severance payment.

Equity Compensation Arrangements

2005 Equity Incentive Plan

We currently grant stock options and stock bonuses to our executive officers pursuant to our 2005 Equity Incentive Plan, or the 2005 Plan.  Under the terms of the 2005 Plan, we may grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services to us on such terms as are determined by the Board of Directors.  A total of 10,000,000 shares of our common stock are reserved for issuance under the 2005 Plan.  As of December 31, 2008, 50,000 restricted common stock shares were issued under the 2005 Plan, 1,460,899 shares underlie outstanding stock options granted pursuant to the 2005 Plan and 8,539,101 shares were available for future grants under the 2005 Plan.  Our Board of Directors administers the 2005 Plan, determines vesting schedules on plan awards and may accelerate these schedules for award recipients.  The 2005 Plan has a term of 10 years and stock options granted under the plan may not have terms in excess of 10 years.  All options will terminate in their entirety to the extent not exercised on or prior to the date specified in the written notice unless an agreement governing any change of control provides otherwise.

Index

Vesting of Stock Options Granted in 2008

In January 2008, our Board of Directors granted stock options to Mr. Edson, Mr. Gingras, Mr. Newland, Mr. Crow and Ms. Adelman to purchase 1,000,000, 350,000, 100,000, 100,000 and 100,000 shares of our common stock, respectively.  The stock options granted to Messrs. Edson, Gingras and Newland vest as follows:  (1) 25% of the option shares vest on December 31, 2008 so long as NutraCea achieves for 2008 gross revenue that equals or exceeds 85% of gross revenue budgeted for 2008, (2) 25% of the option shares vest on December 31, 2009 so long as NutraCea achieves for 2009 gross revenue that equals or exceeds 85% of gross revenue budgeted for 2009, (3) 25% of the option shares vest on December 31, 2008 so long as NutraCea achieves for 2008 net income that equals or exceeds 85% of net income budgeted for 2008, and (4) 25% of the option shares vest on December 31, 2009 so long as NutraCea achieves for 2009 net income that equals or exceeds 85% of net income budgeted for 2009.  The stock options granted to Mr. Crow and Ms. Adelman vest as follows:  (1) 50% of the option shares vest on December 31, 2008 so long as the Company achieves for 2008 gross revenue that equals or exceeds 85% of gross revenue budgeted for 2008, (2) 50% of the option shares vest on December 31, 2009 so long as the Company achieves for 2009 net income that equals or exceeds 85% of net income budgeted for 2009.

In October 2008, our Board of Directors granted to Ms. Hernandez-Longan options to purchase 250,000 and 350,000 shares of our common stock.  The 350,000 share option grant vests as to 25% of the shares on July 8, 2009 and vests as to 8.33% of the shares every three months thereafter, so long as she continues to be employed by us on each vesting date.  If Ms. Hernandez-Longan is employed by us on each vesting date, the 250,000 share option vests as to 25% of the shares on October 8, 2009 if we achieve income and revenue targets for 2008, 37.5% of the shares on October 8, 2010 if we achieve income and revenue targets for 2009 and 37.5% of the shares on October 8, 2011 if we achieve income and revenue targets for 2010.

2008 Option Exercises and Stock Vested

In 2008, none of our named executive officers exercised any stock options or similar awards we granted to them.

Stock Awards
Name of Executive Officer	Number of
	Shares	Value
	Acquired on	Realized on
	Vesting (#)	Vesting ($)
Leo Gingras	15,384.60	7,025.64

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

Index

In addition to these payments, the amount of compensation payable to each named executive officer upon voluntary termination, involuntary termination without cause, termination following a change of control and in the event of disability or death of the executive is discussed below.  For a description of amounts paid or payable to each of Mr. Edson, Mr. Crow, Ms. Hernandez-Longan , Mr. Sanders and Ms. Adelman in connection with their resignations from NutraCea, please see “Resignation Related Agreements with Former Executive Officers” above.

Olga Hernandez-Longan

Ms. Hernandez-Longan resigned as our Chief Financial Officer effective as of July 31, 2009.  For a description of actual amounts paid to Ms. Longan in connection with her resignation please see "Employment Agreements and Arrangements - Resignation Related Agreements with Former Executive Officers". The description below of Ms. Hernandez-Longan’s employment termination and change of control benefits are different from the actual benefits that were paid in connection with her resignation.

Termination Without Cause, Resignation for Good Reason or Death.  In the event Ms. Hernandez-Longan’s employment is terminated without “cause,” she resigns for “good reason” or she dies, Ms. Hernandez-Longan is entitled to:

•	100% of her base salary through the end of the term of the agreement, to be paid immediately following termination.

“Cause” is defined as (i) a breach of a material term of her employment agreement, which remains uncured for thirty days after a written notice of breach and written demand for performance are delivered to her by our Chief Executive Officer or Board of Directors; (ii) Ms. Hernandez-Longan’s gross negligent or engagement in material willful or gross misconduct in the performance of her duties; (iii) Ms. Hernandez-Longan has committed, as determined by the Board of Directors of NutraCea, or has been convicted by a court of law of, fraud, moral turpitude, embezzlement, theft, or material dishonesty or other similar criminal conduct, and such misconduct is committed in connection with her employment with NutraCea; (iv) a conviction by a court of law of a felony involving fraud, moral turpitude, embezzlement, theft, or dishonesty or other similar criminal conduct or a felony; (v) habitual misuse of alcohol or drugs; or (vi) Ms. Hernandez-Longan’s breach of her proprietary information agreement with NutraCea.

“Good Reason” is defined as (i) any material breach by NutraCea of her employment agreement; (ii) the assignment of duties that are not consistent or commensurate with and her position as Chief Financial Officer of NutraCea; (iii) the relocation of her primary office location to outside of the Phoenix metropolitan area; (iv) the reduction of her base salary; (v) the failure of NutraCea to obtain an agreement to assume Ms. Hernandez-Longan’s employment agreement from NutraCea’s successor at least forty-five (45) days in advance of a change of control merger or sale of substantially all of NutraCea’s assets; or (vi) Ms. Hernandez-Longan’s termination as Chief Financial Officer.

Termination in Connection with a Change in Control.  In the event Ms. Hernandez-Longan is terminated without cause (as defined about) within 60 days before and 90 days after a “change in control”:

•	her option to purchase 350,000 shares will immediately vest and become exercisable;
•
she will no longer be required to remain employed by NutraCea for her option to purchase 250,000 shares to vest and be exercisable, but NutraCea will need to achieve the original performance criteria for the option to vest and become exercisable.

“Change in control” is defined as (i) our merger or consolidation with any other corporation which results in our voting stock outstanding immediately before the transaction failing to represent more than fifty percent (50%) of the total voting power represented by the surviving entity immediately after the merger or consolidation or (ii) our sale or disposal of all or substantially all of our assets.

Index

Leo Gingras-Rights under Old Employment Agreement

Below sets forth the compensation payable to Mr. Gingras under his employment agreement with us at December 31, 2008 for involuntary termination without cause, voluntary termination for good reason and termination in connection with a change of control and in the event of death.

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

Change of control” is defined as (i) our merger or consolidation with any other corporation which results in our voting stock outstanding immediately before the transaction failing to represent more than fifty percent (50%) of the total voting power represented by the surviving entity immediately after the merger or consolidation or (ii) our sale or disposal of all or substantially all of our assets;

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

Leo Gingras-Rights Under New Employment Agreement

Below sets forth the compensation payable to Mr. Gingras under the employment agreement he has with us as of the date of the Annual Report on Form 10-K for involuntary termination without cause, voluntary termination for good reason and termination in connection with a change of control and in the event of death.

Index

Termination Without Cause, Resignation for Good Reason or Death.  In the event Mr. Gingras’ employment is terminated without “cause,” he resigns for “good reason” or he dies, Mr. Gingras is entitled to:

•	100% of his base salary through the end of the term of the agreement, to be paid no later than ten days after Mr. Gingras and NutraCea enter into a mutual general release; and
•	immediate vesting of all his unvested stock options.

“Cause” is defined as (i) a breach of a material term of his employment agreement, which remains uncured for thirty days after a written notice of breach and written demand for performance are delivered to Mr. Gingras; (ii) Mr. Gingras has been grossly negligent or engagement in material willful or gross misconduct in the performance of his duties; (iii) Mr. Gingras has committed, as reasonably determined by our Board of Directors, or has been convicted by a court of law of, fraud, moral turpitude, embezzlement, other similar criminal conduct, or any felony; (v) habitual misuse of alcohol, drugs or any controlled substance; or (vi) Mr. Gingras’ breach of her proprietary information agreement with NutraCea or failure to comply with reasonable written standards established by NutraCea for the performance of his duties.

“Good Reason” is defined as (i) any material breach by NutraCea of his employment agreement; (ii) a material reduction of his duties or responsibilities (or the assignment of duties or responsibilities to him that are) not consistent or commensurate with his position as Chief Operating Officer of NutraCea; or (iii) and reduction of his salary other than as part of a general reduction of the salaries of all or substantially all of our employees.

Termination in Connection with a Change in Control.  In the event Mr. Gingras or NutraCea terminates Mr. Gingras’ employment with NutraCea within 60 days before and 90 days after a “change in control”:

•	His option to purchase 1,500,000 shares will immediately vest and become exercisable.

“Change in control” is defined as (i) our merger or consolidation with any other entity which results in our voting stock outstanding immediately before the transaction failing to represent more than fifty percent (50%) of the total voting power represented by the surviving entity immediately after the merger or consolidation or (ii) our sale or transfer of all or substantially all of our assets in one or more related transactions not in the ordinary course of business.

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

Index

Bradley Edson

Mr. Edson resigned as our President and Chief Executive Officer on March 9, 2009.  For a description of actual amounts paid or payable to Mr. Edson in connection with his resignation, please see "Resignation Related Agreements with Former Executive Officers" above. The description below of Mr. Edson’s employment termination and change of control benefits are different from the actual benefits that were paid or are payable in connection with his resignation.

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

Index

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

Quantified Benefits

Three of our named executive officers, Mr. Crow, Mr. Sanders and Ms. Adelman, ceased to be executive officers before the end of 2008.  For a description of the payments and benefits they received in connection with their resignations, please see "Resignation Related Agreements with Former Executive Officers" above.

The following tables indicate the potential payments and benefits to which our named executive officers other than Mr. Crow, Mr. Sanders and Ms. Adelman would be entitled upon termination of employment or upon a change of control.  Calculations for the following tables are based on the following assumptions:  (i) the triggering event occurred on December 31, 2008; and (ii) salaries were paid through December 31, 2008.

We entered into a new employment agreement with Mr. Gingras on July 28, 2009 (“New Agreement”), which replaced the employment agreement pursuant to which Mr. Gingras was previously employed with us (“Old Agreement”).  The following tables include hypothetical payments and benefits that Mr. Gingras would have received under both the Old Agreement and the New Agreement, assuming that he had entered into the New Agreement on December 31, 2009.  The following tables do not reflect the benefits Mr. Gingras would have received upon a triggering event with respect to the stock option granted to him on July 27, 2009.

Voluntary Termination, Involuntary For Cause Termination

If on December 31, 2008 we terminated our named executive officers with cause or they voluntarily terminated their employment with us without good reason, they would have be entitled to receive as compensation, all amounts earned during the term of employment that were not previously paid.

Termination Because of Death or Disability

				Stock			Total
Name	Salary		Bonus	Options		Benefits	Benefits
Bradley Edson (1)	$151,250	(2)	-	-	(3)	-	$151,250
Olga Hernandez-Longan (5)	651,667	(4)	-	-		-	651,667
Leo Gingras
Old Agreement	220,000	(6)	-	-		-	220,000
New 2009 Agreement	791,667	(7)	-	-		-	791,667
Kody Newland	-		-	-		-	-

(1)
(1) The compensation and benefits referenced in this table have been superseded by the terms of the employment severance agreement and consulting agreement that we entered into with Mr. Edson in March 2009, the terms of which are described under “Resignation Related Agreements with Former Executive Officers”

Index

(2)	Represents six months of base salary.

(3)
Mr. Edson holds a stock option that vest as to all shares upon his death.  As the exercise price of these options was greater than the market price of our common stock on December 31, 2008, no value is attributed to the acceleration of the stock options.

(4)	Represents 35 months of base salary.

(5)	The benefits referenced in this table will not be payable to Ms. Hernandez-Longan because she resigned as Chief Financial Officer effective as of July 31, 2009.

(6)	Represents 12 months of base salary payable in the event Mr. Gingras dies.

(7)	Represents 35 months of base salary payable in the event Mr. Gingras dies.

Voluntary or Involuntary Termination as a Result of or Following a Change of Control

				Stock			Total
Name	Salary		Bonus	Options		Benefits	Benefits
Bradley Edson (1)	$605,000	(2)	-	-		-	$605,000
Olga Hernandez-Longan (3)	651,667	(4)	-	-	(5)	-	651,667
Leo Gingras
Old Agreement	220,000	(6)	-	-	(5)	-	220,000
New 2009 Agreement	791,667	(7)	-	-	(5)		791,667
Kody Newland	161,771	(8)	-	-	(5)	-	161,771
_____

(1)
The compensation and benefits referenced in this table have been superseded by the terms of the employment severance agreement and consulting agreement that we entered into with Mr. Edson in March 2009, the terms of which are described under “Resignation Related Agreements with Former Executive Officers”

(2)	Represents 24 months of base salary.

(3)	The benefits referenced in this table will not be payable to Ms. Hernandez-Longan because she resigned as Chief Financial Officer effective as of July 31, 2009.

(4)	Represents 35 months of base salary remaining on her term of employment

(5)
Mr. Newland, Mr. Gingras and Ms. Hernandez-Longan hold stock options that vest as to all shares if they are terminated in connection with a change of control. As the exercise price of these options was greater than the market price of our common stock on December 31, 2008, no value is attributed to the acceleration of the stock options.

(6)	Represents 12 months of base salary remaining on his term of employment

(7)	Represents 35 months of base salary remaining on his term of employment

(8)	Represents twelve months of base salary.

Index

Voluntary Termination for Good Reason

Name	Salary		Bonus	Stock Options	Benefits	Total Benefits
Bradley Edson (1)	$605,000	(2)	$-	-	$-	$605,000
Olga Hernandez-Longan (3)	651,667	(4)	-	-	-	651,667
Leo Gingras
Old Agreement	-		-	-	-	-
New (2009) Agreement	791,667	(5)	-	-	-	791,667
Kody Newland	-		-	-	-	-

(1)
The compensation and benefits referenced in this table have been superseded by the terms of the employment severance agreement and consulting agreement that we entered into with Mr. Edson in March 2009, the terms of which are described under “Resignation Related Agreements with Former Executive Officers”.

(2)
Mr. Edson shall receive the immediate payout of all salary through the end of the term of his agreement, but in no event less than an amount equal to the last twelve months of salary paid to him.  Represents an amount Mr. Edson would have been entitled to receive if voluntary terminated for good reason.

(3)	The benefits referenced in this table will not be payable to Ms. Hernandez-Longan because she resigned as Chief Financial Officer effective as of July 31, 2009.

(4)	Represents 35 months of base salary remaining on her term of employment.

(5)	Represents 35 months of base salary.

Involuntary Not For Cause Termination
Name	Salary		Bonus	Stock Options	Benefits	Total Benefits
Bradley Edson (1)	$605,000	(2)	$-	-	$-	$605,000
Olga Hernandez-Longan (3)	651,667	(4)				651,667
Leo Gingras
Old Agreement	220,000	(5)	-	-	-	220,000
New (2009) Agreement	791,667	(6)				791,667
Kody Newland	161,771	(7)	-	-	-	161,771

(1)
The compensation and benefits referenced in this table have been superseded by the terms of the employment severance agreement and consulting agreement that we entered into with Mr. Edson in March 2009, the terms of which are described under “Resignation Related Agreements with Former Executive Officers”.

(2)	Represents two years of base salary.

(3)	The benefits referenced in this table will not be payable to Ms. Hernandez-Longan because she resigned as Chief Financial Officer effective as of July 31, 2009.

(4)	Represents 35 months of base salary remaining on her term of employment.

(5)	Represents 12 months of base salary remaining on his term of employment.

(6)	Represents 35 months of base salary remaining on his term of employment.

(7)	Represents twelve months of base salary.

Index

Change of Control Not Involving a Termination

Name	Salary	Bonus	Stock Options		Benefits	Total Benefits
Bradley Edson (1)	-	-	-	(2)	-	-
Olga Hernandez-Longan (3)	-	-	-	(2)	-	-
Leo Gingras	-	-	-	(2)	-	-
Kody Newland	-	-	-	(2)	-	-

(1)
The compensation and benefits referenced in this table have been superseded by the terms of the employment severance agreement and consulting agreement that we entered into with Mr. Edson in March 2009, the terms of which are described under “Resignation Related Agreements with Former Executive Officers” .

(2)
Mr. Edson, Mr. Gingras, Mr. Newland and Ms. Hernandez-Longan hold stock options that vest as to all shares upon a change of control, regardless of whether these individuals are terminated.  As the exercise price of these options was greater than the market price of our common stock on December 31, 2008, no value is attributed to the acceleration of the stock options.

(3)	The benefits referenced in this table will not be payable to Ms. Hernandez-Longan because she resigned as Chief Financial Officer effective as of July 31, 2009.

Director Compensation

Our directors receive the following consideration for serving as directors and as members of committees of our Board of Directors:

Cash Compensation
Annual	Chairman	Audit Committee Chairman	Compensation Committee Chairman	Corporate Governance Committee Chairman	Audit Committee Member	Corporate Governance Committee Member	Compensation Committee Member

$40,000	$25,000	$10,000	$7,000	$7,000	$4,000	$2,000	$2,000

Telephonic Meeting Fees	$1,000 per telephonic meeting; expenses for travel are reimbursed.

Annual Equity Grants	an option to purchase 35,000 shares of common stock each year pursuant to our 2005 Equity Incentive Plan.

The Company reimburses all directors for travel and other necessary business expenses incurred in the performance of their services for the Company and extends coverage to them under the Company’s directors’ and officers’ indemnity insurance policies.  In addition, directors are eligible to receive common stock and common stock options under the 2005 Equity Incentive Plan.

Index

Director Compensation Table

The following director compensation table sets forth summary information concerning the compensation paid to our non-named executive officer directors in 2008 for services to our company.

	Fees Earned or Paid in Cash	Option Awards	Regrant of RiceX Warrants	Total Options & Warrants	Total
Name	($) (1)	($) (2)	($) (3)	(# of Shares)(4)	($)
David Bensol	$102,667	$109,920	$-	205,000	$212,587
Wesley K. Clark (5)	55,500	109,006	-	170,000	164,506
James C. Lintzenich	73,000	109,920	79,480	1,691,608	262,400
Edward L. McMillan	68,000	109,920	4,451	358,597	182,371
Steven W. Saunders	63,500	111,319	-	612,192	174,819
Kenneth L Shropshire	66,000	109,920		205,000	175,920

Total	$428,667	$660,005	$83,931	3,242,397	$1,172,603

(1)  Amounts shown in this column reflect the annual aggregate dollar amount of all fees earned or paid in cash for services as a director, including annual retainer fees, committee and/or chairmanship fees, and meeting fees.

(2)  Amounts shown do not reflect compensation actually received by the directors.  The amount shown is the expense recognized in NutraCea’s 2008 financial statements. For 2008, the grant date fair value of each option award on a grant-by-grant basis computed in accordance with 123(R) for all grants awarded to the named individuals as they are earned/vested. In accordance with SEC rules, no estimates were made for forfeitures in calculating these amounts. The grant date fair value of the options vested as of December 31 2008, calculated in accordance with SFAS 123(R), was $665,036.

(3) Amounts shown in this column reflect the amount of compensation recognized under 123(R) for the extension of the termination date for RiceX warrants held by the named individuals. and the incremental fair value related to the repricing or material modification of previously awarded options; in accordance with SFAS 123(R) for all grants awarded to the named individuals as they are earned/vested. In accordance with SEC rules, no estimates were made for forfeitures in calculating these amounts. The grant date fair value of the options vested as of December 31 2008, calculated in accordance with SFAS 123(R), was $83,926.

(4)  Represents as of December 31, 2008 the aggregate number of shares of our common stock subject to outstanding option awards held by our non-employee directors and Jim Lintzenich.

(5)  Wesley K. Clark resigned from our Board of Directors on October 19, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table set forth certain information regarding beneficial ownership of our common stock as of August 31, 2009, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of that class or series of our stock, (ii) each of our directors, (iii) each of the named executive officers, and (iv) all directors and executive officers as a group.

The table is based on information provided to us or filed with the SEC by our directors, executive officers and principal shareholders. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of common stock issuable upon exercise of options and warrants that are currently exercisable or are exercisable within 60 days after August 31, 2009, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other shareholder. Unless otherwise indicated, the address for each shareholder listed in the following table is c/o NutraCea, 5090 North 40th Street, Fourth Floor, Phoenix, Arizona 85018.

Index

	Shares of Common
	Stock Beneficially Owned
Name and Address of Beneficial Owner	Number (1)	Percentage (1)
Bradley D. Edson (2)	6,255,000	3.14%
James C. Lintzenich (3)	3,110,019	1.60%
Steven W. Saunders (4)	2,079,595	1.07%
Kody Newland (5)	564,200	*
Leo G. Gingras(6)	521,750	*
Edward L. McMillan (7)	419,337	*
David Bensol (8)	319,250	*
Kenneth L. Shropshire (9)	248,000	*
Wesley K. Clark (10)	207,000	*
John Short (11)	1,415,384	*
Todd Crow (12)	1,672,642	*
Jeffrey Sanders	-	*
Olga Hernandez-Longan	-	*
Margie Adelman (13)	1,069,707	*
All directors and executive officers as a group (14 persons)	17,881,884	9.13%

* less than 1%

(1)
Applicable percentage of ownership is based on 192,967,680 shares of our common stock outstanding as of August 31, 2009, together with applicable options and warrants for such shareholder exercisable within 60 days of August 31, 2009, which is October 30, 2009.

(2)	Includes 6,000,000 shares issuable upon exercise of options. Balance of ownership is an estimate-requested information was never furnished by individual.
(3)	Includes 1,713,608 shares issuable upon exercise of options and warrants. 1,371,411 of such shares underlie a warrant that expired on October 4, 2009.
(4)	Includes 610,793 shares issuable upon exercise of a warrants or options.
(5)	Includes 537,500 shares issuable upon exercise of options.
(6)	Includes 468,750 shares issuable upon exercise of options
(7)	Includes 401,597 shares issuable upon exercise of options and warrants. 76,799 of such shares underlie a warrant that expired on October 4, 2009.
(8)	Includes 266,750 shares issuable upon exercise of options.
(9)	Includes 248,000 shares issuable upon exercise of options.
(10)	Includes 207,000 shares issuable upon exercise of options.
(11)	Includes 1,415,384 shares issuable upon exercise of options.
(12)	Includes 1,662,942 shares issuable upon exercise of options.
(13)	Includes 1,000,000 shares issuable upon exercise of options.

Index

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2008, information with respect to our 2003 Stock Plan and 2005 Equity Incentive Plan, and with respect to certain other options and warrants, as follows:

			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	1,510,899	$1.04	8,489,101	(1)
Equity compensation plans not approved by shareholders	19,986,557	0.98	3,793	(2)
Total	21,497,456	$0.98	8,492,894

(1)	Represents shares reserved for future issuance under our 2005 Equity Incentive Plan.

(2)	Represents shares reserved for future issuance under our 2003 Stock Compensation Plan.

Our Board of Directors adopted our 2003 Stock Compensation Plan, or the 2003 Plan, on October, 2003. Under the terms of the 2003 Plan, we may grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services to us on such terms as are determined by our Board of Directors.  A total of 10,000,000 shares of our common stock are reserved for issuance under the 2003 Plan.  As of December 31, 2008 a total of 9,996,207 shares were issued under the 2003 Plan, no shares underlie outstanding stock option granted pursuant to the 2003 Plan and 3,793 shares were available for future grants under the 2003 Plan.  Our Board of Directors administers the 2003 Plan and determines vesting schedules on plan awards.  The 2003 Plan has a term of 10 years and stock options granted under the plan may not have terms in excess of 10 years.  The Board may accelerate unvested options if we sell substantially all of our assets or are a party to a merger or consolidation in which we are not the surviving corporation. All options will terminate in their entirety to the extent not exercised on or prior to the date specified in the written notice unless an agreement governing any change of control provides otherwise.

A description of our 2005 Equity Incentive Plan is set forth above in Item 11 under “Equity Compensation Arrangements”.

As of December 31, 2008, options and warrants to purchase a total of 19,986,557 shares of our common stock were outstanding pursuant to compensation arrangements that have not been approved by our shareholders. The per share exercise prices of these options and warrants vary from $0.30 to $10.00.  Of these options to purchase 19,986,557 shares, as of December 31, 2008 options to purchase a total of 10,137,942 shares are held by the named executive officers (See table titled “Outstanding Equity Awards as of December 31, 2008” in Item 11 of this Form 10-K) and options to purchase a total of 2,993,998 shares of common stock held by our current directors (for directors Bensol, McMillan, Lintzenich, Saunders and  Shropshire, options to purchase 170,000, 135,000, 324,000, 1,656,608, 538,793, and 170,000 shares, respectively). Of the options to purchase 2,993,998 shares held by our non-employee directors, options to purchase a total of 1,909,000 shares held by directors McMillan, Lintzenich and Saunders were assumed by us when we acquired RiceX in October 2005.

Item 13. Certain Relationships and Related Transactions and Director Independence

As provided in our Audit Committee charter, our Audit Committee reviews and approves, unless otherwise approved by our Compensation Committee, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any director, director nominee, executive officer or holder of more than 5% of any class of our capital stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest (each such transaction, a “Related Party Transaction”).  Each Related Party Transaction that occurred since January 1, 2008 has been approved by our Audit Committee or Compensation Committee.

Related Party Transactions

Other than compensation described above in “Executive Compensation”, we believe that there have been no Related Party Transactions since January 1, 2008.

Index

Director Independence

The Board of Directors affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which guidelines mirror the elements of independence set forth in NASDAQ and Securities Exchange Act rules. Based on these standards the Board of Directors determined that each of the following non-employee directors is independent:  David Bensol, Steven Saunders, Ed McMillan and Kenneth Shropshire.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by our independent registered public accounting firm, Perry-Smith LLP (“Perry-Smith”), for the audit of our annual Consolidated Financial Statements for the years ended December 31, 2008 and 2007, and fees billed for audit-related services, tax services and all other services rendered to us by Perry-Smith for 2008 and 2007.

Fees	2008	2007
Audit Fees	$550,000	$388,000
Audit Related Fees	$79,000	20,000
Tax Fees	58,000	132,000
All Other Fees	-	-
Total	$687,000	$540,000

Audit fees

Audit fees relate to services related to the audit of our financial statements review of financial statements included in our quarterly reports on Form 10-Q, services rendered in connection with the audit of management’s report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes Oxley Act of 2002 and consents and assistance in connection with other filings, including statutory audits and services, and public offering documents filed with the SEC.

Audit-Related Fees

Audit-Related Fees consist of fees for assurance and related services that were reasonably related to the performance of the audit or review of our Consolidated Financial Statements and are not reported under “Audit Fees.”

Tax fees

Tax fees include fees for services rendered in connection with preparation of federal, state and foreign tax returns and other filings and tax consultation services.

All other fees

There were no other fees in 2008 and 2007.

Pre-Approval Policies

Our Audit Committee pre-approves all audit and non-audit services provided by our independent accountants prior to the engagement of the independent accountants for such services.  All fees reported under the headings Audit Fees, Audit-Related Fees, Tax Fees and All Other fees above for 2008 and 2007 were approved by the Audit Committee before the respective services were rendered, which concluded that the provision of such services was compatible with the maintenance of the independence of the firm providing those services in the conduct of its auditing functions.

Index

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)      Exhibits.

Exhibit Number	Exhibit Description
2.01(1)	Plan and Agreement of Exchange.

2.02(2)	Agreement and Plan of Merger and Reorganization, dated as of April 4, 2005, by and among the NutraCea, The RiceX Company and Red Acquisition Corporation.

2.03(3)	Asset Purchase Agreement, dated as of September 28, 2007, between NutraCea and Vital Living, Inc.

2.04(32)(33)	Quotas Purchase and Sale Agreement, dated January 31, 2008, between NutraCea and Quota Holders of Irgovel - Industria Riograndens De Oleos Begetais Ltda.

3.01.1(4)	Restated and Amended Articles of Incorporation as filed with the Secretary of State of California on December13, 2001.

3.01.2(5)	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on August 4, 2003.

3.01.3(6)	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on October 31, 2003.

3.01.4(5)	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on September 29, 2005.

3.01.5(7)	Certificate of Amendment of Articles of Incorporation.

3.02(8)	Certificate of Designation of the Rights, Preferences, and Privileges of the Series A Preferred Stock as filed with the Secretary of State of California on December 13, 2001.

3.03(9)	Certificate of Determination, Preferences and Rights of Series B Convertible Preferred Stock as filed with the Secretary of State of California on October 4, 2005.

3.04(10)	Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock as filed with the Secretary of State of California on May 10, 2006.

3.05(30)	Certificate of Determination, Preferences and Rights of the Series D Convertible Preferred Stock of NutraCea, as filed with the Secretary of State of California on October 17, 2008.

3.06(36)	Certificate of Determination, Preferences and Rights of the Series E Convertible Preferred Stock of NutraCea, as filed with the Secretary of State of California on May 7, 2009.

3.07.1(11)	Bylaws of NutraCea.

3.07.2(12)	Amendment of Bylaws of NutraCea.

4.01(9)	Form of warrant issued to subscribers in connection with NutraCea’s October 2005 private placement.

4.02(10)	Form of warrant issued to subscribers in connection with NutraCea’s May 2006 private placement.

4.03(13)	Form of warrant issued to subscribers in connection with NutraCea’s February 2007 private placement.

Index

4.04(31)	Form of common stock purchase warrant issued to subscribers in connection with NutraCea’s April 2008 financing.

4.05(36)	Form of common stock warrant issued to holders of outstanding warrants in connection with NutraCea’s May 2009 exchange transaction.

10.01(9)	Securities Purchase Agreement, dated September 28, 2005, by and among NutraCea and the investors named therein.

10.02(9)	Registration Rights Agreement, dated September 28, 2005, by and among NutraCea and the investors named therein.

10.03(10)	Securities Purchase Agreement, dated May 12, 2006, by and among NutraCea and the investors named therein.

10.04(10)	Registration Rights Agreement, dated May 12, 2006, by and among NutraCea and the investors named therein.

10.05(13)	Securities Purchase Agreement, dated February 15, 2007, by and among NutraCea and the investors named therein.

10.06(13)	Registration Rights Agreement, dated February 15, 2007, by and among NutraCea and the investors named therein.

10.07(31)	Form of Securities Purchase Agreement, dated as of April 24, 2008, by and between NutraCea and each investor signatory thereto.

10.08(30)	Form of Securities Purchase Agreement, dated as of October 16, 2008, by and between NutraCea and each investor signatory thereto.

10.09(36)	Form of Exchange Agreement, dated May 7, 2009, by and between NutraCea and the holders of NutraCea’s outstanding Series D Convertible Preferred Stock.

10.10(16)	Form of Senior Secured Convertible Note of Vital Living, Inc.

10.11(17)	Form of securities purchase letter agreement, dated April 2007, by and between NutraCea and the holder of notes and/or preferred stock of Vital Living, Inc.

10.12(18)	Letter dated September 10, 2007, from Vital Living, Inc. to NutraCea.

10.13(14)±	Private Label Supply Agreement and Strategic Alliance between NutraCea and ITV Global.

10.14(15)±	W.F. Young Distribution Agreement.

10.15(5)±	Production Facility Development and Rice Bran Supply and Purchase Agreement dated September 13, 2005 between NutraCea and Food Trading Company Dominicana, S.A.

10.16(5)±	Assignment dated April 12, 2005 from W.F. Young, Inc. to NutraCea.

10.17(5)±	Distribution Agreement dated April 12, 2005 between W.F. Young, Inc. and NutraCea.

10.18(5)	Manufacturing Agreement dated April 12, 2005 between W.F. Young, Inc. and NutraCea.

10.19(7)±	Limited Liability Company Agreement for Grain Enhancement, LLC.

10.20(32)±	Amendment of Limited Liability Company Agreement for Grain Enhancements, LLC.

10.21(7)±	Supply Agreement between Grain Enhancement, LLC and NutraCea.

Index

10.22(7)±	License and Distribution Agreement between Pacific Advisors Holdings Limited and NutraCea.

10.23(32)±	Amendment of License and Distribution Agreement between Pacific Advisors Holdings Limited and NutraCea.

10.24(7)±	Equipment Lease Agreement between Grain Enhancement, LLC and NutraCea.

10.25(33) ±	Shareholders’ Agreement with NutraCea Offshore, LTD., NutraCea and Bright Food Investment Company Limited, dated June 25, 2008.

10.26(32)	Stock Purchase Agreement, dated January 24, 2008, between Fortune Finance Overseas Ltd., and Medan, LLC.

10.27(39)	Stock Purchase Agreement, dated July 23, 2009, between Fortune Finance Overseas Ltd., and Medan, LLC.

10.28(32)±	Wheat Bran Stabilization Equipment Lease, dated January 24, 2008, between NutraCea and PT Panganmas Inti Nusantara.

10.29+	Asset Purchase Agreement, dated December 1, 2008, between NutraCea and Farmers’ Rice Cooperative.

10.30	Credit and Security Agreement with Wells Fargo Bank, National Association, dated December 18, 2008.

10.31	Forbearance Agreement and Amendment to Credit and Security Agreement with Wells Fargo Bank, National Association, dated July 31, 2009.

10.33(37)	Purchase Agreement between Ceautamed Worldwide, LLC and NutraCea, dated July 29, 2009.

10.33(38)*	Employment Agreement between NutraCea and W. John Short.

10.34(38)*	First Amendment of Employment Agreement between NutraCea and W. John Short.

10.35(34)*	Employment Agreement between NutraCea and Olga Hernandez Longan.

10.36(40)*	Employment Agreement between NutraCea and Leo Gingras.

10.37(19)*	Executive Employment Agreement between NutraCea and Kody Newland.

10.38(32)*	First Amendment to Employment Agreement between NutraCea and Kody Newland.

10.39(15)*	Executive Employment Agreement between NutraCea and Bradley D. Edson.

10.40(32)*	First Amendment to Employment Agreement between NutraCea and Bradley D. Edson.

10.41(33)*	Second Amendment of Employment Agreement between NutraCea and Bradley Edson.

10.42*	Employment Severance Agreement between NutraCea and Bradley Edson.

10.43(35)*	Employment Agreement between NutraCea and Jeffrey Sanders.

10.44(5)*	Executive Employment Agreement between The RiceX Company and Todd C. Crow.

10.45(5)*	Amendment No. 1 to Employment Agreement between NutraCea, Todd C. Crow and The RiceX Company.

10.46(33)*	Second Amendment of Employment Agreement between NutraCea and Todd C. Crow.

Index

10.47*	Employment Severance Agreement between NutraCea and Todd C. Crow.

10.48*	Independent Contractor Agreement between NutraCea and Todd C. Crow.

10.49(15)*	Executive Employment Agreement between NutraCea and Margie D. Adelman.

10.50*	Severance and Release Agreement between NutraCea and Margie D. Adelman.

10.51(20)*	NutraCea 2003 Stock Compensation Plan.

10.52(5)*	NutraCea 2005 Equity Incentive Plan.

10.53(32)*	Form of Non-Employee Director Stock Option Agreement under the NutraCea 2005 Equity Incentive Plan.

10.54(35)*	Form of Stock Option Agreement for NutraCea 2005 Equity Incentive Plan.

10.55(33)*	Form of Restricted Stock Grant Agreement for NutraCea 2005 Equity Incentive Plan.

10.56(32)*	Stock Option Agreement dated February 8, 2007 between NutraCea and Leo Gingras.

10.57(35)*	Form of Stock Option Agreement for Stock Options Granted to Bradley Edson, Leo Gingras and Kody Newland on January 8, 2008.

10.58(35)*	Form of Stock Option Agreement for Stock Options Granted to Todd Crow and Margie Adelman on January 8, 2008.

10.59(14)*	Warrant Agreement between NutraCea and Steven Saunders dated February 27, 2006.

10.60(21)*	Form of Non-statutory Stock Option Agreement between NutraCea and the non-employee members of the Board of Directors dated May 23, 2006.

10.61(7)*	Form of Non-statutory Stock Option Agreement between NutraCea and the non-employee members of the Board of Directors dated May 1, 2007.

10.62(22)*	The RiceX Company 1997 Stock Option Plan.

10.63(23)*	Form of Directors Stock Option Agreement for The RiceX Company.

10.64(23)*	Form of Non-statutory Stock Option Agreement not issued under The RiceX Company 1997 Stock Option Plan, governing options granted to The RiceX Company employees.

10.65(24)*	Form of Non-statutory Stock Option Agreement issued under The RiceX Company 1997 Stock Option Plan between The RiceX Company and The RiceX Company employees dated October 1, 1999.

10.66(24)*
Form of Non-statutory Stock Option Agreement issued under The RiceX Company 1997 Stock Option Plan between The RiceX Company and Ike Lynch dated November 1, 1999. Identical Agreements with Daniel McPeak, Jr. and Todd C. Crow.

10.67(25)*
Form of Board Member Non-statutory Stock Option Agreement issued under The RiceX Company 1997 Stock Option Plan between The RiceX Company and the Board Members of the RiceX Company dated February 22, 2001, September 23 and 29, 2001.

10.68(26)*	Form of Non-statutory Stock Option Agreement issued under The RiceX Company 1997 Stock Option Plan between The RiceX Company and employees dated January 2, 2000.

10.69(27)*	Form of Non-statutory Stock Option Agreement issued September 23, 2002 between The RiceX Company and the members of The RiceX Company’s Board of Directors.

Index

10.70(27)*	Form of Non-statutory Stock Option Agreement issued July 1, 2004 between The RiceX Company and Edward McMillan.

10.71(28)*	Form of Non-statutory Stock Option Agreement issued October 18, 2004 between The RiceX Company and two members of The RiceX Company Board Directors.

10.72(29)*	Form of Non-statutory Stock Option Agreement issued under The RiceX Company 1997 Stock Option Plan between The RiceX Company and certain non-employee RiceX Directors dated March 31, 2005.

10.73(29)*	Form of Non-statutory Stock Option Agreement issued under The RiceX Company 1997 Stock Option Plan between The RiceX Company and certain employees of RiceX dated March 31, 2005.

10.74(5)*	Form of Option Assumption Agreement between NutraCea and Option Holders relating to assumed Options granted under The RiceX Company 1997 Stock Option Plan.

10.75(5)*	Form of Option Assumption Agreement between NutraCea and Option Holders relating to assumed non-plan RiceX Options.

10.76(5)*	Form of Option Assumption Agreement between NutraCea and former Directors of The RiceX Company.

21.01	List of subsidiaries.

23.1	Consent of Perry-Smith LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

±           Confidential treatment granted as to certain portions.
+           Confidential treatment requested as to certain portions.
*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

(1)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on November 19, 2001.
(2)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on April 4, 2005.
(3)	incorporated herein by reference to exhibits previously file on registrant’s Current /Report on Form 8-K, filed on October 4, 277.
(4)	incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-KSB, filed on April 16, 2002.
(5)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-2, filed on November 18, 2005.
(6)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-QSB, filed on November 19, 2003.
(7)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2007.
(8)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-2, filed on June 4, 2002.
(9)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on October 4, 2005.

Index

(10)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on May 15, 2006.
(11)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-2, filed on June 12, 2006.
(12)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-KSB, filed on March 31, 2003.
(13)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on February 20, 2007.
(14)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006.
(15)	incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-KSB, filed on March 31, 2005.
(16)	incorporated herein by reference to exhibit 4.2 to the Current Report on Form 8-K filed by Vital Living, Inc. on December 19, 2003.
(17)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on June 1, 2007.
(18)	incorporated herein by reference to exhibits previously filed on Amendment No. 1 to Schedule 13D filed by the Registrant on September 12, 2007.
(19)	incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on April 2, 2007.
(20)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form S-8, filed on November 18, 2003.
(21)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2006.
(22)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Registration Statement Number Statement No. 000-24285, filed on May 18, 1998.
(23)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Registration Statement No. 000-24285, filed on May 18, 1998.
(24)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-KSB, filed on March 30, 2000.
(25)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-QSB, filed on August 10, 2001.
(26)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-QSB, filed on August 12, 2002.
(27)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-QSB, filed on November 15, 2003.
(28)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-KSB, filed on March 30, 2005.
(29)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-QSB, filed on May 16, 2005.
(30)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on October 20, 2008.
(31)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on April 28, 2008.
(32)	incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on March 17, 2008.
(33)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on August 11, 2008.
(34)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on November 13, 2008.
(35)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on May 12, 2008.
(36)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on May 8, 2009.
(37)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on August 4, 2009.
(38)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on July 10, 2009.
(39)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on July 28, 2009.
(40)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on August 3, 2009.

Index

24.1
SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEA

Date: October 20, 2009	By:	/s/ James C. Lintzenich
James C. Lintzenich
Interim Chief Executive Officer, Interim Principal Financial Officer, Interim Chief Accounting Officer and Director

Power of Attorney

Each person whose signature appears below constitutes and appoints James C. Lintzenich , true and lawful attorney-in-fact, with the power of substitution, for him/her in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ James C. Lintzenich	Interim Chief Executive Officer, Interim Principal Financial Officer, Interim Chief Accounting Officer and Director	October 20, 2009
James C. Lintzenich

Additional Directors:

/s/ David Bensol	Director, Chairman – Board of Directors	October 20, 2009
David Bensol

/s/ Edward L. McMillan	Director	October 20, 2009
Edward L. McMillan

/s/ Steven W. Saunders	Director	October 20, 2009
Steven W. Saunders

/s/ Kenneth L. Shropshire	Director	October 20, 2009
Kenneth L. Shropshire

Index

Item 8. Financial Statements and Supplementary Data

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
NutraCea

We have audited the accompanying consolidated balance sheets of NutraCea and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations resulting in an accumulated deficit of $133,136,000.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in the notes to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company restated its consolidated financial statements for the years ended December 31, 2007 and 2006 for the correction of misstatements in the respective periods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
(Continued)

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our report dated October 20, 2009 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Sacramento, California
October 20, 2009

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
NutraCea

We have audited NutraCea and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
(Continued)

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management's assessment.  The Company did not maintain an effective control environment.  The Company did not maintain effective controls to prevent management override of controls and did not maintain effective controls over revenue recognition and accounting for other complex transactions.  Additionally, the Company failed to retain the resources necessary to meet its public financial reporting responsibilities.  These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated October 20, 2009 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Sacramento, California
October 20, 2009

Index

NUTRACEA
CONSOLIDATED BALANCE SHEETS
	December 31,
	2008	2007 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,867,000	$41,198,000
Restricted cash	2,353,000	758,000
Trade accounts receivables, net of allowance for doubtful accounts of $365,000 and $20,000 respectively	2,978,000	2,260,000
Inventories, net of reserve of $262,000 and $0, respectively	3,883,000	1,899,000
Notes receivable, current portion, net of allowance for doubtful notes receivable of $550,000 and $250,000, respectively	308,000	2,936,000
Deposits and other current assets	3,290,000	3,204,000
Assets held for sale	822,000	-
Total current assets	18,501,000	52,255,000

Restricted cash	2,844,000	1,791,000
Notes receivable, net of current portion	-	39,000
Property, plant and equipment, net	56,983,000	19,912,000
Investment in equity method investment	2,768,000	1,191,000
Investment in VLI Sr Notes and Preferred Stock	3,626,000	-
Intangible assets, net	12,043,000	5,743,000
Goodwill	5,579,000	39,510,000
Other non-current assets	36,000	-
Total assets	$102,380,000	$120,441,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,415,000	$799,000
Accrued liabilities	8,475,000	5,897,000
Deferred rent incentive - current portion	168,000	168,000
Notes payable, current portion	6,159,000	23,000
Deferred revenue	137,000	2,010,000
Convertible, series D preferred stock, no par value, $1,000 stated value, 10,000 shares authorized, 5,000 and 0 shares issued, respectively, 4,945 and 0 shares outstanding, respectively	4,945,000	-
Total current liabilities	23,299,000	8,897,000

Long-term liabilities:
Deferred rent incentive - net of current portion	1,051,000	1,218,000
Notes payable, net of current portion	4,717,000	77,000
Deferred tax liability	4,187,000
Other non-current liabilities	1,000,000	1,000,000
Total liabilities	34,254,000	11,192,000

Commitments and contingencies

Minority interests	(80,000)	-

Shareholder’s equity:
Common stock, no par value, 350,000,000 shares authorized, 168,125,000, 144,108,000 and 0 shares issued and outstanding	199,485,000	177,813,000
Accumulated deficit	(133,136,000)	(68,564,000)
Accumulated other comprehensive income	-	-
Foreign currency accumulated translation adjustment	1,857,000	-
Total shareholders’ equity	68,206,000	109,249,000
Total liabilities and shareholders’ equity	$102,380,000	$120,441,000

Index

NUTRACEA
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007 (Restated )	2006 (Restated )
Revenues
Net product revenue	$35,176,000	$12,386,000	$15,554,000
Royalty, label and licensing fees	48,000	340,000	985,000
Total revenue	35,224,000	12,726,000	16,539,000

Cost of goods sold	30,416,000	8,883,000	8,862,000

Gross profit	4,808,000	3,843,000	7,677,000

Operating expenses
Selling, general and administrative	23,785,000	18,258,000	6,657,000
Research and development	1,509,000	769,000	377,000
Bad debt	2,222,000	254,000	9,000
Professional fees	4,922,000	3,848,000	865,000
Goodwill impairment	33,231,000	1,300,000	-
Impairment of equity method investment - PIN	3,996,000	-	-
Gain on VLI deconsolidation, net	(1,199,000)
Separation agreement with former chief executive officer	-	1,000,000	-

Total operating expenses	68,466,000	25,429,000	7,908,000

Loss from operations	(63,658,000)	(21,586,000)	(231,000)

Other income (expense)
Interest income	850,000	3,200,000	545,000
Interest expense	(728,000)	(1,000)	(7,000)
Gain(loss) on settlement	47,000	1,250,000	-
Loss on equity method investments	(240,000)	(309,000)	-
Loss, net of gains, on retirement of assets	(399,000)	(347,000)	-
Other income (expense)	(460,000)	-	-
Loss on sale of marketable securities	-	(163,000)	-
Total (loss) income before income taxes and minority interests	(64,588,000)	(17,956,000)	307,000

Income tax expense	(64,000)	(20,000)	(5,000)
Minority interests	80,000	-	-
Net (loss) income available to common shareholders	$(64,572,000)	$(17,976,000)	$302,000

Net (loss) earnings per share
Basic	$(0.40)	$(0.14)	$0.00
Diluted	$(0.40)	$(0.14)	$0.00

Weighted average number of shares outstanding
Basic	160,585,000	125,938,000	76,692,000
Diluted	160,585,000	125,938,000	102,636,000

Index

NUTRACEA
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	For the Years Ended December 31,
	2008	2007 (Restated )	2006 (Restated )

Net (loss) income available to common shareholders	$(64,572,000)	$(17,976,000)	$302,000

Other comprehensive (loss) income
Foreign currency translation	1,857,000
Unrealized (loss) gain on marketable securities		(78,000)	78,000

Net and comprehensive (loss) income	$(62,715,000)	$(18,054,000)	$380,000

Index

NUTRACEA CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
	Convertible, Redeemable Series A, B, C Preferred		Common Stock		Other Comprehensive	Accumulated Deficit	Total Shareholders'
	Shares	Amount	Shares	Amount	Income (Loss)	Restated	Equity

Beginning balance, January 1, 2006 as adjusted	8,000	$7,301,000	67,102,000	$89,783,000	$(2,090,000)	$(48,800,000)	$46,194,000
Cumulative effect of adjustments resulting from the adoption of SAB 108					2,090,000	(2,090,000)

Beginning balance, January 1, 2006 as adjusted	8,000	7,301,000	67,102,000	89,783,000	-	(50,890,000)	46,194,000
Issuances of Common stock for consultants services			30,000	30,000			30,000
Preferred stock issued (net of offering expense)	17,000	15,934,000					15,934,000
Preferred stock conversions							-
series B	(7,000)	(6,862,000)	14,760,000	6,862,000			-
series C	(12,000)	(10,883,000)	14,226,000	10,883,000			-
Asset acquisition			382,000	350,000			350,000
RiceX options cancelled				(642,000)			(642,000)
Stock options/warrants exercised for cash			5,635,000	5,784,000			5,784,000
cashless			1,843,000				-
Stock options/warrants issued for consultants				375,000			375,000
employees and directors				686,000			686,000
Other comprehensive income (loss)					78,000		78,000
Net income restated						302,000	302,000

Balance, December 31, 2006	6,000	5,490,000	103,978,000	114,111,000	78,000	(50,588,000)	69,091,000
Conversion of Preferred to common stock	(6,000)	(5,490,000)	7,373,000	5,490,000			-
Stock options/warrants exercised for cash			9,927,000	9,240,000			9,240,000
Private placement of common stock (net of offering expense)			20,000,000	46,877,000			46,877,000
Stock options/warrants exercised (non-cash)			3,512,000				-
Cancellation of certificates			(700,000)				-
Registration and legal fees				(71,000)			(71,000)
Option and warrant expense				2,111,000			2,111,000
Common stock issued to director for outside services			18,000	55,000			55,000
Other comprehensive income (loss)					(78,000)		(78,000)
Net loss restated						(17,976,000)	(17,976,000)

Balance, December 31, 2007	-	-	144,108,000	177,813,000	-	(68,564,000)	109,249,000
Conversion of Series D Preferred Stock (liability) to common			100,000	55,000			55,000
Equity issuance costs				(281,000)			(281,000)
Private placement of common stock (net of offering expense)			22,222,000	18,775,000			18,775,000
Stock-based employee & director compensation				1,811,000			1,811,000
Stock-based consultant compensation				436,000			436,000
Issuance of common stock purchase warrants				131,000			131,000
Stock options/warrants exercised for cash			1,533,000	745,000			745,000
Stock options/warrants exercised (non-cash)			165,000	-			-
Shares retired			(53,000)	-			-
Shares issued to officers under restricted grant agreement			50,000				-
Foreign currency translation					1,857,000		1,857,000
Net loss						(64,572,000)	(64,572,000)

Balance, December 31, 2008	-	$-	168,125,000	$199,485,000	$1,857,000	$(133,136,000)	$68,206,000

Index

NUTRACEA
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended December 31,
	2008	2007	2006
		(Restated)	(Restated)
Cash flow from operating activities:
Net Income (loss)	$(64,572,000)	$(17,976,000)	$302,000
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	5,962,000	2,272,000	1,150,000
Provision for doubtful accounts and notes	2,222,000	250,000	-
Goodwill impairment	33,231,000	1,300,000	-
Impairment of Sr Notes and Preferred Stock	1,600,000	-	-
Impairment of PIN	3,996,000	-	-
Gain on deconsolidation	(2,799,000)	-	-
Gain on settlement	(47,000)	-	-
Loss on retirement of assets	528,000	347,000	-
Stock-based compensation	2,510,000	2,166,000	1,091,000
Loss on equity investments	240,000	309,000	-
Loss on sale of marketable securities	-	290,000	-

Changes in operating assets and liabilities:
Trade accounts receivable	(148,000)	628,000	(3,027,000)
Inventories	(1,494,000)	(794,000)	(470,000)
Other current assets	(539,000)	(1,826,000)	(1,301,000)
Accounts payable and accrued liabilities	3,607,000	1,929,000	1,531,000
Advances to related parties	-	-	(3,000)
Deferred rent incentive	(167,000)	1,386,000	-
Deferred revenue	(1,874,000)	1,920,000	-
Customer deposits	-	1,000,000	98,000
Deferred tax liability	1,264,000	-	-
Minority interest	(80,000)	-
		-	-

Net cash used in operating activies	(16,560,000)	(6,799,000)	(629,000)

Cash flows from investing activities:
Issuance of notes receivable	-	(2,828,000)	(2,376,000)
Proceeds of payments from notes receivable	1,117,000	5,410,000	-
Purchases of property and equipment	(26,446,000)	(12,306,000)	(4,682,000)
Investment in Grainnovation, Inc.	-	(2,169,000)	-
Investment in Vital Living, Inc.	3,852,000	(5,143,000)	-
Investment in Grain Enhancements, LLC	-	(1,500,000)	-
Investment in Irgovel, net of cash acquired	(15,014,000)	-	-
Investment in PIN and Rice RX	(5,812,000)	-	-
Restricted cash	(2,648,000)	(2,239,000)	-
Proceeds from issuance of long-term notes	-	69,000	-
Proceeds from sale of fixed assets	-	16,000	-
Purchases of other assets, intangibles and goodwill	(3,388,000)	(2,225,000)	(2,640,000)
		-	-

Net cash used in investing activities	(48,339,000)	(22,915,000)	(9,698,000)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	4,945,000	-	-
Proceeds from equity financing, net of expenses	18,775,000	46,805,000	15,934,000
Proceeds from conversion of Preferred Stock to Common Stock	55,000	-	-
Principal proceeds on notes payable, net of discount	5,960,000	-	(15,000)
Registration costs	(414,000)	-	-
		-	-
Proceeds from exercise of common stock options and warrants	745,000	9,240,000	5,784,000

Net cash provided by financing activities	30,066,000	56,045,000	21,703,000
Effect of exchange rate changes on cash and cash equivalents	(1,498,000)	-	-
Net increase (decrease) in cash	(36,331,000)	26,331,000	11,376,000
Cash, beginning of period	41,198,000	14,867,000	3,491,000

Cash, end of period	$4,867,000	$41,198,000	$14,867,000

Index

NUTRACEA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  General Business

NutraCea (“Company”) is a health-science company focused on the development and distribution of products based upon the use of stabilized rice bran (“SRB”) and proprietary rice bran formulations.  Rice bran is the outer layer of brown rice which is typically a waste by-product of the commercial rice industry.  These products include food supplements and medical food which provide health benefits for humans and animals (known as “Nutraceuticals”) based on SRB, rice bran derivatives and rice bran oil.

On October 4, 2005, we consummated the acquisition of RiceX Company (“RiceX”) pursuant to the terms of an Agreement and Plan of Merger, dated April 4, 2005.  RiceX survived the merger as a wholly-owned subsidiary of NutraCea.  RiceX shareholders received 0.76799 of NutraCea common stock for each share of RiceX common stock.  RiceX shareholders received 28,272,064 shares of NutraCea common stock, valued at $29,120,000 and NutraCea assumed the outstanding RiceX options and warrants to purchase 11,810,496 shares of NutraCea common stock valued at $11,422,000.

Due to the acquistion of RiceX, the subsequent reorganization, and the acquisition of Irgovel, the Company now operates in two segments, NutraCea and Irgovel.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses and negative cash flows from operations.  Due to defaults under its credit agreement with Wells Fargo, the Company’s credit lines were reduced to approximately $3,500,000 as of July 2009, which was the level of the current outstanding loans and obligations at that time.  NutraCea also entered into a forbearance agreement with Wells Fargo pursuant to which Wells Fargo agreed to forebear from exercising its rights and remedies with respect to the existing defaults.  The Company has determined it is probable that we will not be in compliance with the terms of the forbearance agreement as of October 31, 2009, and therefore the entire loan balance has been classified as a current liability.

NutraCea is behind on its payments to vendors and has defaulted on several agreements due to non-payment.  Expenses have been reduced where possible.  In the past the Company has turned to the equity markets for additional liquidity.  This is not a likely source of funds at this time due to the Company’s financial position and the state of the equity markets.

The Company’s management intends to provide the necessary cash to continue operations through the monetization of certain assets and the growth of revenues.  The monetization of assets is expected to include some or all of the following:

•	sale or a sale- lease back of certain of the Company’s facilities;
•	sale of a minority interest in one or more of the Company’s subsidiaries;
•	sale of certain trademarks to strategic buyers that could become long-term buyers of bulk SRB; or
•	sale of surplus equipment

The growth of revenues is expected to include the following:

•	licensing of the Company’s intellectual properties;
•	growing sales in existing markets, including bulk SRB and baby cereal; and
•	aligning with strategic partners who can provide channels for additional sales of our products.

We have already taken steps to pursue several of these potential sources of cash.  Successful monetization of one or more of the assets identified above could yield sufficient cash to enable the Company to remain a going concern.  Some of these sales could result in non-cash write downs of asset values.  These potential write downs have not been recorded in the accompanying financial statements.  Although management believes that they will be able to obtain the funds necessary to continue as a going concern there can be no assurances that the means for maintaining this objective will prove successful.

Index

Note 2.  Audit Committee Review and Restatement of Consolidated Financial Statements

Overview

The Company’s consolidated financial statements for the years ended December 31, 2006 and 2007 and quarterly information for the first three quarterly periods of fiscal 2008 have been restated to correct errors of the type identified in the course of the Audit Committee-led accounting review (discussed further below, and referred to herein as the “Audit Committee-led review”) and other accounting errors identified by the Company in the course of the restatement process and more fully described in the “Background” section below.

The Audit Committee concluded that the errors were the result of the improper accounting of several revenue transactions, and the improper accounting for the Company’s investment in an Indonesian wheat flour trading company.  Subsequent to the conclusions addressed by the Audit Committee, the Company also determined that certain moving and rental allowance transactions associated with the occupancy of the Company’s current corporate headquarters, an additional revenue transaction, and the recognition of license fee revenue associate with an Indonesian joint venture had not been accounted for properly.  A summary of these subsequent transactions is described below, and is included as part of the restated Consolidated Financial Statements.

The improper accounting of the transactions was primarily the result of the internal control weaknesses which existed within the Company.  Management has begun and continues to review the Company’s accounting practices and its internal control over financial reporting.  These are discussed under “Management’s Report on Internal Control over Financial Reporting” presented in Item 9A, “Controls and Procedures”.

Background

During December 2008, the Audit Committee which is comprised of independent outside directors of the Board of Directors of the Company commenced an internal review of certain matters with respect to the Company’s accounting and reporting practices, including the appropriateness and/or timing of recognition of revenues from certain transactions in 2007, and the adequacy of internal controls over financial reporting and disclosure controls and procedures (“Original Review”).  The Audit Committee retained independent outside counsel and forensic accounting consultants to assist in the investigation.

As a result of the preliminary findings of the investigation, the Board of Directors of the Company determined, based upon the recommendation of the Audit Committee, that the Company should restate its financial statements for the year ended December 31, 2007, including the second, third, and fourth quarters in 2007 and the first three quarters for the year ended December 31, 2008.  Accordingly, on February 17, 2009, the Board of Directors determined, based upon the recommendation of the Audit Committee that the Company’s previously issued financial statements included in the filings with the Securities and Exchange Commission (“SEC”) for these periods should no longer be relied upon.  On February 23, 2009, the Company disclosed in its Current Report on Form 8-K (“Original Form 8-K”) the actions and final determinations of the Company’s Board of Directors and Audit Committee as outlined in this and the prior paragraph.

Following the date of the Original Form 8-K, the Audit Committee expanded its review to include the Company’s accounting treatment of additional transactions in 2006, 2007, and 2008 (“Subsequent Review”).  Based upon the Subsequent Review, the Audit Committee determined on April 23, 2009 that the Company would also restate its financial statements for the year ended December 31, 2006, including the fourth quarter of 2006, and the first quarter of 2007, and that these financial statements should not be relied upon.  On April 23, 2009, the Company disclosed in its Current Report on Form 8-K the actions and final determinations of the Company’s Board of Directors and Audit Committee as outlined in this paragraph.

Index

Subsequent to the conclusions addressed by the Audit Committee in the Original and Subsequent Reviews, the Company also determined that certain moving and rental allowance transactions associated with the occupancy of the Company’s current corporate headquarters, an additional revenue transaction, and the recognition of license fee revenue associated with an Indonesian joint venture had not been accounted for properly (“Additional Findings”).  A summary of these subsequent transactions is described below, and is included as part of the restated Consolidated Financial Statements.

In connection with the Original Review, Subsequent Review, and Additional Findings, the Company determined that it improperly accounted for the following transactions in 2006, 2007 and 2008:

Original Review:

•
The Company recognized revenue in the second quarter of 2007 on a $2.6 million sale of its Dr. Vetz PetFlex brand product with respect to which the applicable criteria for revenue recognition were not met.  Based upon the facts discovered during the Audit Committee investigation, the Company has now concluded that a $1.0 million deposit received by the Company in that transaction was provided to the purchaser through a loan from a person who at the time was a consultant to and a former officer of NutraCea, and that the evidence originally relied upon to determine and support the purchaser’s ability to pay the remaining $1.6 million receivable balance was subsequently determined to be inaccurate.  The Company reversed this sale which resulted in a reduction of revenue of $2.6 million, a reduction of cost of goods sold of $0.6 million, and a reduction of net income of $2.0 million.  The deposit is recorded as a other non-current liability in the Consolidated Financial Statements.  This liability will be extinguished upon the resolution of certain legal matters.

•
The Company determined that a $2.0 million sale of its RiceNShine product in December 2007 did not meet accounting requirements for revenue recognition in a bill and hold transaction. Accordingly, the transaction should not have been recognized as revenue in the Company’s 2007 results.  The Company reversed this sale which resulted in a reduction of revenue of $2.0 million, a reduction of cost of goods sold of $1.3 million, and a reduction of net income of $0.7 million.  The revenues, costs of goods sold, and net income from this sale were ultimately recognized in the four quarters of 2008 and the first quarter of 2009 as follows (in millions):

	Q1-2008	Q2-2008	Q3-2008	Q4-2008	Q1-2009
Revenues	$0.7	$0.7	$0.4	$0.1	$0.1
Cost of Goods	0.5	0.5	0.3	0.0	0.0
Net Income	$0.2	$0.2	$0.1	$0.1	$0.1

Subsequent Review and Additional Findings:

•
The Company recorded revenue of $1.6 million in the fourth quarter of 2006 from a sale of Dr. Vetz Pet Flex product to an infomercial customer.  The Company recorded an $800,000 reserve for this receivable in the second quarter of 2007.  In the third quarter of 2007 the customer returned the product and the Company recorded a sales return of $1.6 million and reversed the reserve it had recorded in the second quarter of 2007.   The Company has now determined that it will reverse this sale in 2006 instead of in 2007 because (i) the Company does not have adequate evidence to conclude that the receivable relating to this sale was collectable in the quarter it was recognized and (ii) the Company did not have sufficient experience in the infomercial market to adequately understand the distribution channel, the fluctuating nature of sales into this channel or to estimate the potential for product return.  The effect of the reversal will be to (1) reduce total revenue by $1.6 million in 2006, (2) reduce cost of sales by $268,000 in 2006, (3) reduce net income by $1.4 million in 2006 and (4) increase net income by $1.4 million in 2007.

•
In June 2007 the Company granted to Pacific Holdings Advisors Limited (“PAHL”) a perpetual and exclusive license and distribution rights (“License”) for the production and sale of SRB and SRB derivative products in certain countries in Southeast Asia.  PAHL agreed to pay the Company a $5 million one-time license fee (“License Fee”), which was due and payable on the fifth anniversary of the commencement of SRB production at a facility established by PAHL or a joint venture of PAHL and the Company.  The Company recorded this $5 million License Fee in the second quarter of 2007.  Contemporaneous with the grant of the License, the Company and PAHL jointly formed Grain Enhancements, LLC (“GE”).  Pursuant to GE’s limited liability company agreement, PAHL sublicensed its rights under the License to GE.

Index

Upon further analysis of these transactions, the Company has concluded that the License Fee did not qualify as revenue to the Company under generally accepted accounting principles.   Through our review of the transactions, including the License and other agreements that the Company entered into in connection with the formation of GE, we determined that the transactions should have been considered as one arrangement with multiple deliverables instead of stand-alone transactions.  The various obligations under this one arrangement would have precluded immediate revenue recognition of the License Fee.  Accordingly, this transaction was reversed, which decreased the Company’s license fee revenue in 2007 by $5 million and increased the Company’s net loss in 2007 by $5 million.

In March 2008, Medan, LLC (“Medan”), a wholly-owned subsidiary of the Company, purchased (“First Purchase”) from Fortune Finance Overseas LTD (“FFOL”) for $8.175 million 9,700 outstanding shares of capital stock of PT Panganmas Int Nusantara (“PIN”), an Indonesian company.  In June 2008, Medan purchased directly from PIN 3,050 additional shares of PIN capital stock for $2.5 million.  Following these purchases, Medan and FFOL own 51% and 49%, respectively of PIN’s outstanding capital stock.  The capital contributions that the Company made to Medan funded the purchase of the PIN shares.

The determination of the purchase price of the PIN shares was agreed to by management based upon an economic feasibility study of the PIN project that the Company obtained from a third party valuation firm.  Based upon this study, the Company recorded the value of the PIN shares on its balance sheet at $10.675 million, which was the price the Company paid for the PIN shares.  Upon further review, the Company has determined that there was not sufficient evidence at the time of their acquisition to support the $10.675 million valuation of the PIN shares.  Accordingly, the Company has decided to restate its consolidated balance sheet to reduce the value of the PIN shares by $5 million to $5.675 million as outlined below.

In March 2008, PAHL paid to the Company $5 million for its License Fee described above.  A principal shareholder of FFOL is also a principal shareholder of PAHL, and the Company’s receipt of payment for the License Fee was made at the same time the Company decided to make the First Purchase of the PIN shares.  Based in part upon the related ownership of FFOL and PAHL, the timing of the payments, the sub-license of PAHL’s rights under the License to GE and the Company’s current determination of the value of the PIN shares, the Company now believes the First Purchase of the PIN shares and the payment of the License Fee should be viewed as a combined event with related parties, causing the Company to account for the First Purchase of the PIN shares as a payment of $3.175 million instead of $8.175 million.

In accounting for the PIN and GE transactions described above, the Company used the equity method.  The planned business of PIN was the construction and operation of a wheat flour mill in Indonesia including the production of stabilized wheat co-products. Constructing and operating wheat flour mills does not fit the strategic direction we have defined for NutraCea.  On July 23, 2009, we sold to FFOL the Company’s entire balance of 12,750 shares of capital stock of PIN, which shares represented 51% of the currently issued and outstanding capital stock of PIN.  FFOL agreed to pay $1,675,000 to Medan to purchase these shares thus purchasing all of our interest in PIN.  The sale of our shares of capital stock of PIN resulted in a $3,996,000 impairment charge representing the difference between the carrying value of our investment and the cash to be received from FFOL.  This impairment change was recorded as of December 31, 2008.

•
In April 2007, the Company began leasing the office space that it currently occupies as its corporate headquarters in Phoenix, Arizona.  As part of the lease arrangement, the landlord provided certain moving and rental incentives to the Company.  The rental incentives provided funds which the Company used for leasehold improvements of the office space.  The Company did not properly account for the incentives provided by the landlord.  The Company accounted properly for these transactions as part of its restatement of the Consolidated Financial Statements for fiscal 2007, the second, third, and fourth quarters of fiscal 2007, and the first three quarters of fiscal 2008.  The restatement increased rent expense by $139,000 for the second quarter of 2007 and decreased rent expense by $42,000 for the third and fourth quarters of 2007 and for each of the first three quarters of 2008.

Index

•
In the second quarter of 2007, the Company recognized revenue on an approximately $2.1 million sale to a nutraceutical distributor.  The customer made payments during the third and fourth quarters of 2007, and a balance of approximately $1.4 million remained at the end of 2007.  The Company established a reserve for doubtful accounts for the remaining amount as of December 31, 2007. Based upon facts discovered in the Additional Findings, the Company concluded that the sale did not meet the criteria for revenue recognition, and therefore restated the transaction.  The restatement resulted in a reduction to the 2007 revenue of approximately $1.4 million and a reduction to the 2007 bad debt expense of approximately $1.4 million.

The following table summarizes the impact of the restated items on our statement of operations for the periods noted and should be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto (amounts in thousands except per share data).

	Nine Months
	Ended 9/30/2008	12/31/07	12/31/06
Net (loss) income, as previously reported	$(17,378)	$(11,911)	$1,585
Change to revenues for product revenue recognition	1,839	(4,435)	(1,551)
Change to revenues for license fee revenue recognition		(5,000)
Change to cost of goods sold for product revenue recognition	(1,247)	1,015	268
Change for decrease in bad debt expense	62	2,979
Change for (increase)/decrease in other operating expenses	390	(1,015)
Change for increase/(decrease) in other income	119	391
Impact of restatement items	1,163	(6,065)	(1,283)
Net (loss) income, as restated	$(16,215)	$(17,976)	$302
Earnings (loss) per share
Basic, as previously reported	$(0.12)	$(0.09)	$0.02
Impact of restatement items, net of taxes	$0.01	$(0.05)	$(0.02)
Basic, as restated	$(0.11)	$(0.14)	$0.00
Diluted, as previously reported	$(0.12)	$(0.09)	$0.02
Impact of restatement items, net of taxes	$0.01	$(0.05)	$(0.02)
Diluted, as restated	$(0.11)	$(0.14)	$0.00

The effect of the above mentioned restated items on our previously reported fiscal 2007 and 2006 consolidated balance sheets is provided below (amounts in thousands):

Index

CONSOLIDATED BALANCE SHEET
As of December 31, 2007

	As Previously		As
	Reported	Adjustments	Restated
ASSETS
Current Assets:
Cash and cash equivalents	$41,298	$(100)	$41,198
Restricted cash	758		758
Marketable securities	-		-
Trade receivables	5,345	(3,065)	2,280
Less: allowance for doubtful accounts	(2,999)	2,979	(20)
Inventory	1,808	91	1,899
Notes receivable, current portion	2,936		2,936
Deposits and other current assets	2,545	659	3,204
Total Current Assets	51,691	564	52,255

Restricted cash	1,791		1,791
Notes receivable, net of current portion	5,039	(5,000)	39
Property, plant and equipment, net	19,328	584	19,912
Investment in equity method investments	1,191		1,191
Intangible assets, net	5,743		5,743
Goodwill	39,510		39,510

Total non-current assets	72,602	(4,416)	68,186

Total Assets	$124,293	$(3,852)	$120,441

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$7,506	$(810)	$6,696
Notes payable - current portion	23		23
Deferred rent incentive - current portion	-	168	168
Deferred revenue	90	1,920	2,010
Total Current Liabilities	7,619	1,278	8,897

Deferred rent incentive - net of current portion	-	1,218	1,218
Other non-current liabilities	-	1,000	1,000
Notes payable - net of current portion	77		77
Total Liabilities	7,696	3,496	11,192

Commitments and contingencies

Minority interest

Stockholders Equity (deficit):
Common Stock	177,813		177,813

Accumulated deficit - prior year	(49,305)	(1,283)	(50,588)
Net income /(loss) - current year	(11,911)	(6,065)	(17,976)
Accumulated deficit	(61,216)	(7,348)	(68,564)
Accumulated other Comprehensive Income (Loss)	-	-	-
Total shareholders'' equity (deficit)	116,597	(7,348)	109,249

Total Liabilities and Equity	$124,293	$(3,852)	$120,441

Index

CONSOLIDATED BALANCE SHEET
As of December 31, 2006

	As Previously		As
	Reported	Adjustments	Restated
ASSETS
Current Assets:
Cash and cash equivalents	$14,867	$-	$14,867
Restricted cash	-	-	-
Marketable securities	368	-	368
Trade receivables	7,093	-	7,093
Adjustment to AR	-	(1,551)	(1,551)
Less: allowance for doubtful accounts	-	-	-
Inventory	796	-	796
Adjustment to inventory	-	268	268
Notes receivable, current portion	1,694	-	1,694
Deposits and other current assets	1,383	-	1,383
Total Current Assets	26,201	(1,283)	24,918

Restricted cash	-		-
Notes receivable, net of current portion	682	-	682
Adjustment to long term notes receivable	-	-	-
Property, plant and equipment, net	8,961	-	8,961
Investment in equity method investments	-	-	-
Intangible assets, net	5,097	-	5,097
Goodwill	32,314	-	32,314

Total non-current assets	47,054	-	47,054

Total Assets	$73,255	$(1,283)	$71,972

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$2,778	$-	$2,778
Notes payable - current portion	-	-	-
Deferred revenue	103	-	103
Total Current Liabilities	2,881	-	2,881

Notes payable - net of current portion	-	-	-
Total Liabilities	2,881	-	2,881

Commitments and contingencies

Convertible, Series B Preferred Stock	439	-	439
Convertible, Series C Preferred Stock	5,051	-	5,051
	-	-	-
Stockholders Equity (deficit)	-	-	-
Common Stock	114,111	-	114,111
	-	-	-
Accumulated deficit - prior year	(50,890)	-	(50,890)
Net income /(loss) - current year	1,585	(1,283)	302
Accumulated deficit	(49,305)	(1,283)	(50,588)

Accumulated other Comprehensive Income (Loss)	78	-	78
Total shareholders' equity (deficit)	70,374	(1,283)	69,091

Total Liabilites and Equity	$73,255	$(1,283)	$71,972

The effect of the above mentioned restated items on our previously reported results of operations and cash flows for fiscal 2007 and 2006 is provided below (amounts in thousands except for per share data):

Index

CONSOLIDATED STATEMENT OF OPERATIONS
For the Fiscal Year Ended December 31, 2007

	As Previously		As
	Reported (1)	Adjustments	Restated

Revenue
Product sales	$18,372	$(5,986)	$12,386
Less returns	(1,551)	1,551	-
Royalty and licensing fees	5,340	(5,000)	340
Total revenue	22,161	(9,435)	12,726
Cost of goods sold	9,898	(1,015)	8,883
Gross margin	12,263	(8,420)	3,843
Operating expenses
Research and development	769		769
Selling, general, and administrative	17,243	1,015	18,258
Bad debt	3,233	(2,979)	254
Impairment of intangible assets	1,300		1,300
Separation agreement with former CEO	1,000		1,000
Professional fees	3,848		3,848
Total operating expenses	27,393	(1,964)	25,429

Loss from operations	(15,130)	(6,456)	(21,586)

Other Income (expense)
Interest income	2,809	391	3,200
Interest expense	(1)		(1)
Gain on settlement	1,250		1,250
Loss on disposal of assets	(347)		(347)
Loss on equity method investments	(309)		(309)
Loss on sale of marketable securities	(163)		(163)
Total other income/(expense)	3,239	391	3,630
Income tax expense	(20)		(20)
Minority Interest			-
Net income/(loss)	$(11,911)	$(6,065)	$(17,976)
Earnings per share:
Basic income /(loss) per share	$(0.09)	$(0.05)	$(0.14)
Fully diluted income /(loss) per share	$(0.09)	$(0.05)	$(0.14)
Shares Outstanding:
Weighted average basic number of shares outstanding	125,938		125,938
Weighted average diluted number of shares outstanding	125,938		125,938

(1) Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current year.

Index

CONSOLIDATED STATEMENT OF OPERATIONS
For the Fiscal Year Ended December 31, 2006

	As Previously		As
	Reported (1)	Adjustments	Restated
Statement of Operations
Revenue
Net product sales	$17,105	$(1,551)	$15,554
Less returns	-		-
Royalty and licensing fees	985	-	985
Total revenues	18,090	(1,551)	16,539
Cost of goods sold	9,130	(268)	8,862
Gross margin	8,960	(1,283)	7,677
Operating expenses
Research and development	377		377
Selling, general, and administrative	6,657		6,657
Bad debt	9		9
Professional fees	865		865
Total operating expenses	7,908	-	7,908

Gain/(loss) from operations	1,052	(1,283)	(231)

Other income (expense)
Interest income	545		545
Interest expense	(7)		(7)
Total other income/(expense)	538	-	538
Total income before income tax	1,590	(1,283)	307
Income tax expense	5		5
Net income/(loss)	$1,585	$(1,283)	$302
Earnings per share:
Basic income /(loss) per share	$0.02	$(0.02)	$0.00
Fully diluted income /(loss) per share	$0.02	$(0.02)	$0.00
Shares Outstanding:
Weighted average basic number of shares outstanding	76,692		76,692
Weighted average diluted number of shares outstanding	102,636		102,636

(1) Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current year.

Index

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Fiscal Year Ended December 31, 2007

	As Previously	Adjusting	As
	Reported	Entries	Restated
Cash flow from operating activities:
Net Income (loss)	$(11,911)	$(6,065)	$(17,976)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,202	70	2,272
Provision for doubtful accounts and notes	3,229	(2,979)	250
Goodwill impairment	1,300	-	1,300
Loss on retirement of assets	347	-	347
Stock-based compensation	2,166	-	2,166
Loss on equity method investments	309	-	309
Loss on sale of marketable securities	290	-	290
Changes in operating assets and liabilities:
(Increase) decrease in
Trade accounts receivable	(886)	1,514	628
Inventories	(971)	177	(794)
Other current assets	(1,167)	(659)	(1,826)
Accounts payable and accrued liabilities	2,739	(810)	1,929
Deferred rent incentive	-	1,386	1,386
Other non-current liabilities	-	1,000	1,000
Deferred revenue	-	1,920	1,920
Net cash used in operating activities	(2,353)	(4,446)	(6,799)
Cash flows from investing activities
Issuance of notes receivable	(7,828)	5,000	(2,828)
Proceeds of payments from notes receivable	5,410	-	5,410
Purchases of property, plant and equipment	(11,652)	(654)	(12,306)
Investment in Grainnovation, Inc.	(2,169)	-	(2,169)
Investment in Vital Living, Inc.	(5,143)	-	(5,143)
Investment in joint venture	(1,500)	-	(1,500)
Restricted cash	(2,239)	-	(2,239)
Proceeds from issuance of long-term notes	69	-	69
Proceeds from sale of fixed assets	16	-	16
Purchases of other assets, intangibles and goodwill	(2,225)	-	(2,225)
Net cash provided by (used in) investing activities	(27,261)	4,346	(22,915)
Cash flows from financing activities
Proceeds from private placement financing, net of expenses	46,805	-	46,805
Proceeds from exercise of common stock options and warrants	9,240	-	9,240
Net cash provided by financing activities	56,045	-	56,045
Net increase (decrease) in cash	26,431	(100)	26,331
Cash, beginning of period	14,867		14,867
Cash, end of period	$41,298	$(100)	$41,198

Index

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Fiscal Year Ended December 31, 2006

	As Previously		As
	Reported	Adjustments	Restated

Cash flow from operating activities:
Net Income (loss)	$1,585	$(1,283)	$302
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,150	-	1,150
Stock-based compensation	1,091	-	1,091
Net changes in operating assets and liabilities:
(Increase) decrease in
Trade accounts receivable	(4,578)	1,551	(3,027)
Inventories	(202)	(268)	(470)
Other current assets	(1,301)	-	(1,301)
Accounts payable and accrued liabilities	1,531	-	1,531
Advances to related parties	(3)	-	(3)
Other non-current liabilties	98	-	98
Net cash used in operating activities	(629)	-	(629)
Cash flows from investing activities
Issuance of notes receivable	(2,376)	-	(2,376)
Purchases of property, plant and equipment	(4,682)	-	(4,682)
Purchases of other assets, intangibles and goodwill	(2,640)	-	(2,640)
Net cash provided by (used in) investing activities	(9,698)	-	(9,698)
Cash flows from financing activities
Proceeds from private placement financing, net of expenses	15,934	-	15,934
Principal payments on notes payable, net of discount	(15)	-	(15)
Proceeds from exercise of common stock options and warrants	5,784	-	5,784
Net cash provided by financing activities	21,703	-	21,703
Net increase (decrease) in cash	11,376	-	11,376
Cash, beginning of period	$3,491	$-	$3,491
Cash, end of period	$14,867	$-	$14,867

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation – The Consolidated Financial Statements include the accounts of NutraCea and its wholly-owned or majority-owned subsidiaries.  We consolidate all variable interest entities, or VIE’s, when we are determined to be the primary beneficiary. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements, when determining the party obligated to absorb the majority of the expected losses, as defined in FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (“FIN 46(R)”). The entities subject to consolidation are as follows:  Nutrastar Technologies Incorporated, NutraGlo® Incorporated, The RiceX Company, Nutramercials, Inc., Infomaxx, LLC, Grainnovations, Inc., Medan LLC, NutraPhoenix, Nutra S.A., and our interests in NutraCea-Cura LLC (90%) and Rice Science LLC (80%), (collectively, the “Company”). Additionally, due to our ownership of certain debt securities of Vital Living, Inc., we have included their results of operations for the period from April 20, 2007 to September 30, 2008 and their financial position at December 31, 2007 in our financial statements (See Note 12 Acquisition and Joint Ventures).  All significant inter-company accounts and transactions are eliminated in consolidation. On October 21, 2008, NutraCea terminated the Vital Living Purchase Agreement and therefore ceased including them as a VIE in our financial statements.

On February 18, 2008, NutraCea completed its acquisition of Irgovel.  Accordingly, NutraCea began consolidating the results of operations of Irgovel as of February 18, 2008.  See Note 12 Acquisition and Joint Ventures for additional information.  As a result, NutraCea now has two reportable segments, the “NutraCea Segment” and the “Irgovel Segment”. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, segment information for earlier periods has been recast.

Index

Foreign currencies - The Consolidated Financial Statements are presented in the reporting currency of NutraCea, U.S. Dollars (“USD”). The functional currency for the Company’s wholly-owned subsidiary, Irgovel, is the Brazilian Real (R$).    Accordingly, the balance sheet of Irgovel is translated into USD using the exchange rate in effect at the balance sheet date, except for goodwill, property, plant and equipment, and investment from parent amounts which are reported at the exchange rate effective at the date those amounts were invested.  Revenues and expenses are translated using the average exchange rates in effect during the period. Translation differences are recorded directly in shareholders’ equity as “Foreign currency translation adjustment.” Gains or losses on transactions denominated in a currency other than the subsidiaries’ functional currency which arise as a result of changes in foreign exchange rates are recorded in the statement of operations.

Cash and Cash Equivalents – We consider all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2008, the Company maintains its cash, including $5,197,000 of restricted cash, and cash equivalents with a major investment firm and a major bank. We maintain our cash in bank accounts, which at times may exceed federally insured limits. We have not experienced any losses on such accounts.

           Allowance for Doubtful Accounts – The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts and the aging of accounts receivable and notes receivable.  We analyze historical bad debts, the aging of customer accounts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  From period to period, differences in judgments or estimates utilized may result in material differences in the amount and timing of our bad debt expenses.

            The Company continuously monitors collections from our customers and maintains an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. As of December 31, 2008 and 2007, the Company recorded actual bad debt expense of $2,222,000 for both Accounts Receivable and Notes Receivable and $254,000 in 2007 respectively, while the allowance for doubtful accounts was $365,000 and $20,000 respectively.  The Company continues to evaluate its credit policy to ensure that the customers are worthy of terms and support our business plans.

Inventories - Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Provisions for potentially obsolete or slow-moving inventory are made based on our analysis of inventory levels, historical obsolescence and future sales forecasts.

Equity method investment - Investments in business entities in which we have the ability to exert significant influence over operating and financial policies (generally 20% to 50% ownership) are unconsolidated entities and are accounted for using the equity method. Under the equity method, investments are initially recorded at cost and are adjusted for dividends, distributed and undistributed earnings and losses, changes in foreign exchange rates, and additional investments. Investments in joint ventures are periodically reviewed for other-than-temporary declines in fair value.

Consolidation of variable interest entities - We consolidate all VIE’s when we are determined to be the primary beneficiary. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements, when determining the party obligated to absorb the majority of the expected losses.

Patents and Trademarks – In addition to patents filed and acquired directly by the Company, the Company owns several patents, which were acquired from independent third parties and a related party. All costs associated with the patents are capitalized. Patents acquired from the related party were recorded at the carryover basis of the transferor. In 2007, the Company paid cash as consideration for all patents and trademarks acquired, except the Via-Bran registered trademark, which was acquired for 21,409 shares of common stock valued at $21,000.

Index

In conjunction with the RiceX acquisition, NutraCea has been assigned eight U.S. patents relating to the production or use of Nutraceutical or HVF products. In addition to the previously identified issued patents NutraCea has been issued nine additional International patents covering this subject area.

In 2008 another 11 provisional patent applications were filed by NutraCea of which four have been submitted as formal patent filings. NutraCea currently has a number of additional patent applications filed and pending formal review and we intend to apply for additional patents in the future as new products, applications and data become available.

Patents and trademarks are stated at cost less accumulated amortization. Amortization is computed on the straight-line method based on estimated useful lives as follows:

Patents (Domestic)	17	years
Patents (International)	20	years
Trademarks (Domestic)	10	years
Trademarks (International)	7	years

Long-Lived Assets, Intangible Assets and Goodwill – Long-lived assets, consisting primarily of property and equipment, patents and trademarks, and goodwill, comprise a significant portion of our total assets. Property, plant and equipment are stated at cost less accumulated depreciation.  Interests related to self constructed assets are capitalized where material. Intangible asset are stated at cost less accumulated amortization.

The carrying values of long-lived assets, which include property, plant and equipment and intangible assets with finite lives, are evaluated periodically in relation to the expected future cash flows of the underlying assets and monitored for other potential triggering events. Adjustments are made in the event that estimated undiscounted net cash flows are less than the carrying value. The cash flow projections are based on historical experience, management’s view of growth rates within the industry, and the anticipated future economic environment.

Goodwill is tested for impairment at least annually or when events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on management’s assessment of the fair value of the Company’s identified reporting units as compared to their related carrying value. If the fair value of a reporting unit is less than its carrying value, additional steps, including an allocation of the estimated fair value to the assets and liabilities of the reporting unit, would be necessary to determine the amount, if any, of goodwill impairment.

Our impairment analysis requires management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including estimating the profitability of future business strategies.

Revenue Recognition – The Company recognizes revenue for product sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, and price adjustments are reasonably determinable. Provisions for routine sales discounts, volume allowances, and adjustments are made in the same period the sales are recorded. No revisions were made to the methodology used in determining these provisions during the calendar year ended December 31, 2008. Deposits are deferred until either the product has been shipped or conditions relating to the sale have been substantially performed.

There are no refund rights on sales. Each transaction is individually evaluated to determine if all of the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. If any of the above criteria cannot be satisfied then such a transaction is not recorded as revenue, or is recorded as deferred revenue and recognized only when the sales cycle is complete and payment is either received or becomes reasonably assured.  Changes in judgments and estimates regarding the application of the above mentioned four criteria might result in a change in the timing or amount of revenue recognized by such transactions.

Index

Occasionally, we will grant exclusive use of our labels by customers in specific territories in exchange for a nonrefundable fee. E each label licensing provision is considered to be a separate unit of accounting.

Stock-Based Compensation - We have a stock incentive plan that provides for the issuance of stock options, restricted stock and other awards to employees and service providers.  Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We have awards with performance conditions. Stock-based compensation expense recognized is based on the value of share-based payment awards that are ultimately expected to vest, which coincides with the award holder’s requisite service period.  Compensation expense reflects the number of awards that are expected to vest and have been adjusted to reflect those awards that do ultimately vest.  See Note 6 “Stock Based Compensation” contained herein.

Fair Value of Financial Instruments – The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts and other receivables and accounts payable, the fair value of which approximates their carrying value.

Research and Development – Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses.  External expenses consist of costs associated with product development.  All such costs are charged to expense in the period they are incurred.

Stock and Warrants Issued to Third Parties – The Company from time to time may offer to third parties stock and warrants for services rendered to the Company.  We record a charge for the fair value of the stock and the portion of the warrants earned from the point in time when vesting of the stock or warrants becomes probable. The fair value of certain types of warrants issued to customers is recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer.  Some of our warrants are recorded as liability because the warrant contains a provision where they are required to be settled for cash if certain events occur.   The intrinsic value of the warrant on the measurement date, the date the warrants are earned, is reflected as an expense in our results of operations.

The Company accounts for the issuance of detachable stock purchase warrants in accordance with Accounting Principles Board Opinion No. 14 ("APB No. 14"), whereby the fair value of the debt and the detachable warrants are separately measured and the proceeds from the debt are allocated on a pro-rata basis to both the debt and the detachable warrants. The resulting discount from the fair value of the debt allocated to the warrant, which is accounted for as paid-in capital, is amortized over the estimated life of the debt.

Income Taxes – The Company accounts for its income taxes by recording a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry-forwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

Use of Estimates – The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the uncertainty inherent in such estimates, actual results could differ from those estimates.

Index

Concentrations of Credit Risk and Major Customers – For the twelve months ended December 31, 2008, five customers accounted for a total of 28.2% of the Company’s sales: 14.8%, 6.6%, 2.4%, 2.3%, and 2.1% respectively. At December 31, 2008, three of those customers accounted for 28.2% of the Company’s accounts receivable: 20.0%, 6.5%, and 1.7%, respectively.  One other customer accounted for more than 3% of the total accounts receivable.   This customer accounted for 3.5% of the total accounts receivable.

For the twelve months ended December 31, 2007, five customers accounted for a total of 29.4% of the Company’s sales: 7.8%, 7.5%, 5.5%, 4.7%, and 3.9% respectively.  At December 31, 2007, three of those customers accounted for 21.6% of total accounts receivable: 9.2%, 8.4% and 4.0%, respectively.  Seven other customers accounted for 32.6% of the total accounts receivable, 7.8%, 5.4%, 4.4%, 4.2%, 4.1%, 3.6% and 3.1% respectively. No other customer accounted for more than 3% of the total accounts receivable.

For the twelve months ended December 31, 2006, one customer accounted for a total of 48.7% of sales. At December 31, 2006, accounts receivable due from this customer was 62.7% of the total outstanding accounts receivable. Four other customers accounted for 24.1% of the total accounts receivable, 10.2%, 6.5%, 3.8% and 3.6% respectively.  No other customer accounted for more than 3% of the Company’s total accounts receivable.

Reclassifications – Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current year.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The adoption of FSP No. EITF 03-6-01 will not have a material impact on the Company’s Consolidated Financial Statements.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules for the debentures is that the equity component would be included in the paid-in-capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Senior Convertible Notes. FSP No. APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Higher interest expense will result through the accretion of the discounted carrying value of the Senior Convertible Notes to their face amount over the term of the Senior Convertible Notes. Prior period interest expense will also be higher than previously reported interest expense due to retrospective application.  The adoption of FSP No. APB 14-1 will not have a material impact on the Company’s Consolidated Financial Statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), and other GAAP. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP No. FAS 142-3 will not have a material impact on the Company’s Consolidated Financial Statements.

Index

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 will not have a material impact on the Company’s Consolidated Financial Statements.

In March 2008, the Emerging Issues Task Force (“EITF”) issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF No. 07-5”). EITF No. 07-5 states that if an instrument (or an embedded feature) has the characteristics of a derivative instrument under paragraphs 6-9 of SFAS No. 133, and is indexed to an entity’s own stock, it is necessary to evaluate whether it is classified in shareholders’ equity (or would be classified in shareholders’ equity if it were a freestanding instrument). EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF No. 07-5 will not have a material impact on the Company’s Consolidated Financial Statements.

On June 30, 2009, the Company adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS 107-1/APB 28-1). FSP FAS 107-1/APB 28-1 requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of FSP FAS 107-1/APB 28-1 will have no impact on the Consolidated Financial Statements.

On June 30, 2009, the Company adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP FAS 115-2/124-2). FSP FAS 115-2/124-2 amends existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of FSP FAS 115-2/124-2 will have no impact on the Consolidated Financial Statements.

On January 1, 2008, the Company adopted Statement 133 Implementation Issue No. E23, Hedging — General: Issues Involving the Application of the Shortcut Method under Paragraph 58 (“Issue No. E23”). Issue No. E23 provides guidance on certain practice issues related to the application of the shortcut method by amending paragraph 68 of SFAS No. 133 with respect to the conditions that must be met in order to apply the shortcut method for assessing hedge effectiveness of interest rate swaps. In addition to applying the provisions of Issue No. E23 on hedging arrangements designated on or after January 1, 2008, an assessment was required to be made on January 1, 2008 to determine whether preexisting hedging arrangements met the provisions of Issue No. E23 as of their original inception. The adoption of Issue No. E23 did not have a material impact on the Company’s Consolidated Financial Statements.

Index

On June 30, 2009, the Company adopted FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of FSP FAS 157-4 will have no impact on the Consolidated Financial Statements.

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. The adoption of SFAS No. 159 did not have any material impact on the Company’s Consolidated Financial Statements as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.

In December 2007, the FASB issued SFAS No. 141(R). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, (“SFAS No. 141”) and retains the fundamental requirements in SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS No. 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values at that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS No. 141(R) is effective for any business combination with an acquisition date on or after January 1, 2009. The adoption of FAS 141(R) will have no impact on the Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (FSP FAS 141(R)-1), which was issued on April 1, 2009. FSP FAS 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies as defined in this FSP and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently in accordance with the provisions of SFAS 141(R); and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. The adoption of FSP No. FAS 141(R)-1 will have no impact on the Consolidated Financial Statements.

On January 1, 2009, the Company adopted FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. The adoption of FSP FAS 142-3 will have no impact on the Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 will not have a material impact on the Company’s Consolidated Financial Statements.

On June 30, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 will have no material impact on the Consolidated Financial Statements.

Index

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” (SFAS 166). SFAS 166 amends various provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 becomes effective for the Company on January 1, 2010. Management is currently evaluating the potential impact of SFAS 166 on the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Company on January 1, 2010. Management is currently evaluating the potential impact of SFAS 167 on the Consolidated Financial Statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on the Consolidated Financial Statements.

In March 2007, the EITF issued EITF No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF No. 06-10”). Under the provisions of EITF No. 06-10, an employer is required to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement with the employee. The provisions of EITF No. 06-10 also require an employer to recognize and measure the asset in a collateral assignment split-dollar life insurance arrangement based on the nature and substance of the arrangement. The adoption of the above standard did not have any effect on the Company’s Consolidated Financial Statements.

In March 2007, the EITF issued EITF No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements (“EITF No. 06-4”), which concludes that an employer should recognize a liability for post-employment benefits promised an employee based on the substantive arrangement between the employer and the employee. The Company adopted the provisions of EITF No. 06-04 as of January 1, 2008. The adoption of EITF No. 06-04 did not have any effect on the Company’s Consolidated Financial Statements.

Index

Note 4. Implementation of Staff Accounting Bulletin No. 108

In preparing the financial statements for the year ended December 31, 2006, we undertook an evaluation of uncorrected misstatements arising in prior years for the purpose of implementing Staff Accounting Bulletin No. 108 (SAB 108). We identified an uncorrected misstatement arising during 2004 and 2005, which at the time was considered to be immaterial relative to the net loss incurred for the period. We believe that this uncorrected misstatement resulted from the incorrect classification and recording of an investment’s decline in market value as a temporary impairment with a corresponding increase in other comprehensive loss. The decline should have been classified as other than temporary and in accordance with the provisions of SAB 108, we have decreased accumulated other comprehensive loss at January 1, 2006 by $2,090,000 and we have increased our accumulated deficit at January 1, 2006 by $2,090,000 to recognize the other than temporary nature of the investment impairment.

Note 5. Marketable Securities

On September 8, 2004, NutraCea purchased 1,272,026 shares of Langley Park Investment Trust, PLC (“Langley”) a United Kingdom closed-end mutual fund that was actively traded on a London exchange.  Per the Stock Purchase Agreement, NutraCea paid with 7,000,000 shares of its own common stock. On September 8, 2006, NutraCea commenced a lawsuit against Langley in the United States District Court for the Eastern District of California, Sacramento Division regarding this transaction.  The matter was settled on March 27, 2007. Pursuant to the settlement, NutraCea received $1,250,000 from Langley in March 2007 and NutraCea retained all of the Langley shares.  The $1,250,000 settlement is included in our December 31, 2007 statement of operations as other income.

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

Note 6. Stock-based Compensation

The Company uses the Black-Scholes-Merton option pricing model to estimate fair value. The Black-Scholes-Merton option pricing model requires the Company to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management judgment regarding market factors and trends. The Company amortizes the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeiture rates. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense are recorded.

The Company accounts for stock-based compensation awards granted to non-employees by determining the fair value of the stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is a more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (2) the date at which the counterparty's performance is complete.

Index

Stock-based compensation expenses consisted of the following for the twelve months ended December 31:

	2008 (1)		2007 (2)	2006 (3)

Consultant stock compensation	$568,000		$470,000	$214,000
Director stock compensation	660,000		339,000	176,000
Employee stock compensation	570,000		892,000	361,000
Executive officer stock compensation	497,000		338,000	240,000
Research and development stock compensation	-		108,000	-
Directors and former director for services outside of directors duties	84,000	(4)	-	100,000	(5)
Stock option warrant expense	131,000		19,000	-

Total stock-based compensation expense	$2,510,000		$2,166,000	$1,091,000

(1) Includes $7,000 fair value of common stock granted to our COO in June 2008 and the immediate issuance of 50,000 shares of restricted stock that vests evenly throughout the remaining term of his employment contract.

(2) Includes $55,000 fair value of common stock issued.  All other amounts are the fair value of options and warrants issued.

(3) Includes $30,000 fair value of common stock issued.  All other amounts are the fair value of options and warrants issued.

(4) We regranted two directors their original RiceX options from 2005 that were scheduled to expire in October 2008.  The new expiration date is October 2009; the strike price remained the same.

(5) We granted two directors options for consulting work.

As of December 31, 2008, there was $461,229 of total unrecognized compensation cost related to non-vested options granted under the plans. That cost is expected to be recognized over a period of five years.

As of December 31, 2008, 2007 and 2006 options and warrants to purchase approximately 60,007,000, 42,465,000 and 43,075,000 shares of our common stock, respectively, were outstanding.  Of these, approximately 12,369,000, 27,157,000 and 42,662,000 were “in the money” at December 31, 2008, 2007 and 2006 respectively.  These are excluded from the calculation of diluted loss per share at December 31, 2008, 2007 and 2006 because their inclusion would have been anti-dilutive.  The weighted average exercise price of “in the money” vested options and warrants for the twelve months ended December 31, 2008, 2007 and 2006 was $0.30, $0.59 and $0.70 respectively.
The weighted average grant date fair value of the stock options granted during the twelve months ended December 31 2008, 2007 and 2006 was $1.85, $3.43, and $1.37, per share, respectively.

The following table summarizes information related to outstanding and exercisable options and stock appreciation rights as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of exercise prices	Outstanding Options	Remaining Contractual Life (in years)	Weighted Average Outstanding Exercise Price	Vested Options	Remaining Contractual Life (in years)	Weighted Average Vested Exercise Price

$0.00 to $0.49	12,469,321	5.6397	$0.3018	12,469,321	5.6397	$0.3018
$0.50 to $0.99	14,049,003	2.7487	0.6879	12,737,587	2.5427	0.6853
$1.00 to $1.49	15,261,860	3.9310	1.1747	13,941,524	3.9635	1.1494
$1.50 to $1.99	774,399	4.2149	1.5536	662,067	3.5947	1.5326
$2.00 to $2.49	2,674,370	4.0064	2.4465	2,666,870	3.9949	2.4465
$2.50 to $2.99	13,929,246	3.5497	2.8738	13,837,708	3.5195	2.8753
$3.00 to $3.99	782,500	6.8126	3.3513	673,115	6.7571	3.3683
$4.00 to $5.99	33,000	8.3437	4.0279	29,250	8.3474	4.0315
$6.00 to $10.00	33,535	2.9187	10.0000	33,535	2.9187	10.0000
$0.00 to $10.00	60,007,234	3.9672	$1.3702	57,050,977	3.9367	$1.3771

Index

Note 7. (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding during all periods presented.  Options and warrants are excluded from the basic (loss) earnings per share calculation and are considered in calculating the diluted (loss) earnings per share.

Diluted (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the impact is dilutive. The dilutive effect of outstanding options and warrants is calculated using the treasury stock method.  The dilutive effect of the convertible series B preferred stock, and convertible series C preferred stock is calculated using the as-if converted method.

Components of basic and diluted (loss) earnings per share were as follow for the twelve months ended December 31:

	2008	2007	2006
		(Restated)	(Restated)

Net (loss) income	$(64,572,000)	$(17,976,000)	$302,000

Weighted average outstanding Shares of common stock	160,585,000	125,938,000	76,692,000
Convertible preferred stock	-	-	5,045,000
Common stock equivalents	-	-	20,899,000

Total diluted shares	160,585,000	125,938,000	102,636,000
(Loss) earnings per share:
Basic	$(0.40)	$(0.14)	$-
Diluted	$(0.40)	$(0.14)	$-

Note 8. Inventory

Inventory is stated at the lower of cost or market, with the cost determined by the first-in, first-out method.  We employ a full absorption procedure using standard cost techniques. The standards are customarily reviewed and adjusted annually. Provision for potentially obsolete or slow moving inventory are made based upon our analysis of inventory levels, historical obsolescence and future sales forecast.

Inventories are composed of  the following at December 31,
	2008	2007
		(Restated)

Finished goods	$2,320,000	$1,396,000
Work in process	167,000	-
Raw materials	849,000	275,000
Packaging supplies	547,000	228,000

Total inventories	$3,883,000	$1,899,000

Note 9. Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line basis over the estimated useful lives as follows:

Furniture and equipment	5-7 years
Plant	30 years
Software	3 years
Leasehold improvements	3-7 years
Machinery and equipment	7-10 years

Index

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statement of operations.

Property, plant and equipment consisted of the following at December 31:

	2008	2007

Land	$3,128,000	$15,000
Furniture and fixtures	3,068,000	2,405,000
Plant	15,556,000	3,540,000
Computer and Software	724,000	436,000
Automobile	338,000	-
Leasehold improvements	3,727,000	1,353,000
Machinery and Equipment	21,705,000	10,853,000
Construction in progress	15,958,000	4,164,000
Subtotal	$64,204,000	$22,766,000
Less accumulated depreciation	7,221,000	2,854,000
Total	$56,983,000	$19,912,000

Depreciation expense was $4,473,000 and $1,501,000 for 2008 and 2007, respectively.

The Company periodically reviews the original estimated useful lives of assets and makes adjustments when appropriate.

During the fourth quarter of 2008 management implemented a plan to sell certain equipment located at its Lake Charles, Louisiana facility.  The equipment is classified in current assets as held-for-sale with a carrying value of $822,000 as of December 31, 2008.  The Company intends to sell a portion of this equipment at cost to a joint venture between GE and another party.

Note 10. Patents and Trademarks

Patents and trademarks consisted of the following at December 31:

	2008	2007
Patents	$2,524,000	$2,657,000
Trademarks	6,985,000	3,288,000
Customer List	4,308,000	-
Non-Compete	650,000	650,000
License and supply	-	220,000
Subtotal	14,467,000	6,815,000
Less accumulated amortization	2,424,000	1,072,000
Total	$12,043,000	$5,743,000

Index

Amortization expense was $1,541,000 and $642,000 for 2008 and 2007, respectively. Amortization expense is expected to be approximately $2,126,000, $2,018,000, $1,066,000, $1,063,000 and $1,063,000 for the years ended 2009 through 2013, respectively.

During December 2008 we decided to cease all marketing efforts under the Dr. Vetz trademark acquired in September 2007. The demand for these products declined significantly and products held in inventory only had a shelf-life of three months, causing us to scrap all of the remaining inventory. The Company recorded a loss on the disposal of this product line of $598,000 consisting of inventory valued at $339,000 and the trademark valued at $259,000 (net of $37,000 accumulated amortization).

In August 2008 CURA Pharmaceutical Co. (“CURA”) reached a settlement agreement on a lawsuit which had been filed against it as a result of the products which were being distributed by NutraCea/Cura (“NCC:), a limited liability company formed between NutraCea and CURA.  Pursuant to the terms of the agreement, CURA received a settlement of $340,000 which was assigned to NutraCea, and NCC returned the remaining inventory of approximately $135,000 to a third party.  The Company recorded a loss on disposal of assets of approximately $131,000 for the unamortized portion of the intangible asset.  The overall effect of the transaction resulted in a net gain on settlement of the assets of NCC of approximately $75,000 (see Note 12 Acquisition and Joint Ventures).

				Loss on
	Acquisition	Acquisition	Accumulated	Disposal
	Date	Value	Amortization	of Asset
Dr. Vetz trademark	8/28/2007	$296,000	$37,000	$259,000
Cura Supply agreement	9/1/2007	220,000	89,000	131,000

		$516,000	$126,000	$390,000

Note 11. Notes Receivable

As of December 31, 2007, the Company held seven outstanding promissory notes with an aggregate principal amount $3,225,000.  These promissory notes primarily bear interest at annual rates of 6% with the principal and all accrued interest due and payable at dates ranging from January 2008 to December 2008.

At December 31, 2008, we held four promissory notes outstanding with an aggregate amount of $858,000.  These promissory notes bear interest at annual rates between six (6%) and ten (10%) with the principal and all accrued interest due and payable at dates ranging from October 2007 to September 2009.

A summary of the activity in the notes receivable account, before deduction for estimated uncollectable amount, for the period ending December 31, 2007 and 2008 is as follows:

			Herbal	VTLV/			Famous
	ITV	CURA	Science	VTLV II	Diabco	VLI	Discoveries	Other	Total
Balance as of 12/31/06	$500,000	$-	$-	$550,000	$-	$750,000	$400,000	$176,000	$2,376,000
Notes receivable issued - 2007	5,488,000	-	150,000	-	500,000	-	300,000	52,000	6,490,000
Payments received	(4,010,000)	-	-	-	-	(84,000)	(400,000)	(181,000)	(4,675,000)
Consolidation of VLI	-	-	-	-	-	(666,000)	-	-	(666,000)
Write off of notes receivable	-	-	-	-	-	-	(300,000)	-	(300,000)
Balance as of 12/31/07	$1,978,000	$-	$150,000	$550,000	$500,000	$-	$-	$47,000	$3,225,000
Notes receivable issued - 2008	221,000	211,000	-	-	43,000	-	-	40,000	515,000
Payments received	(1,978,000)	(53,000)	-	-	-	-	-	(48,000)	(2,079,000)
Deconsolidation of VLI	-	-	-	-	-	666,000	-	-	666,000
Write off of notes receivable	(221,000)	-	-	-	(543,000)	(666,000)	-	(39,000)	(1,469,000)
Balance as of 12/31/08	$-	$158,000	$150,000	$550,000	$-	$-	$-	$-	$858,000

Index

During the twelve months ended December 31, 2008 we loaned a total of $515,000 (net of inter-company eliminations) to certain strategic partners, which loans were evidenced by promissory notes, and received payments totaling $2,079,000 on existing promissory notes.

As of December 31, 2006, the Company had a $500,000 promissory note from ITV, an infomercial customer.  The note accrued interest at 6% and payments were due over a year.  In February 2007, the Company entered into a new promissory note with ITV with a principal amount of $3,966,000, representing $446,000 in principal amount outstanding from December 31, 2006 and an additional amount of $3,520,000.  The note accrued interest at 7% and had weekly scheduled payments over a year.  The Company obtained a security interest in certain of the assets if the customer to secure payments under the note.  As of November 2007, $3,385,000 had been paid on the promissory note, and a principal amount of $581,000 was still outstanding.  In November 2007, the Company entered into another promissory note with ITV for the principal amount of $1,968,000.  This note accrued interest at 6% and was due over the period of five months.  As of December 31, 2007, the total principal amount outstanding on the two promissory notes to ITV was $1,978,000.  By February 2008, $649,000 in payments had been received on the note, and the remaining amount of $1,329,000 was converted into a new promissory note along with an additional amount of $221,000 which primarily represented accrued interest.  The new promissory note total $1,550,000 carried scheduled payments over a five month period.  As of December 31, 2008, the Company had collected $1,329,000 and had written-off the remaining balance of $221,000.

In September 2008, the Company entered into a promissory note with CURA for $211,000.  CURA had arranged for the sale of various products for the Company, but failed to deliver the collected funds to the Company.  The note carried equal monthly payments over a twelve month period beginning October 2008.  The Company received a security interest in CURA’s rights and interest in NCC.  The Company has received the scheduled payments totaling $53,000 as of December 31, 2008.

In December 2007, the Company formed Rice Rx LLC (“RRX”) with Herbal Science Singapore PTe. Ltd. (“HS”) (See Note 12 – Acquisitions and Joint Ventures).  In conjunction with the formation of RRX, NutraCea sold to HS, for $300,000, an exclusive license to develop, manufacture and sell certain SRB isolates and identify and commercialize certain patentable pharmaceuticals.  Payment for this license was made in the form of $150,000 cash and the execution of a promissory note for $150,000 at the prime rate of interest and was due within one year.  Payment of the entire principal amount was received in January 2009.

In June 2006, the Company issued a promissory note for $300,000 to VTLV, LLC (“VTLV”) to assist VTLV in purchasing $1,000,000 in principal amount of secured convertible notes and 1,000,000 shares of Series D Preferred Stock of Vital Living, Inc. (“VLI”) (See Footnote 12 – Acquisition and Joint Ventures) for an aggregate amount of approximately $417,000.  The note bore an interest rate of 6% and was due and payable along with all accrued interest in May 2007.  As of December 31, 2007 and 2008, the entire principal amount was outstanding.  The note has been fully reserved as of December 31, 2008.

In December 2006, the Company issued a promissory note for $250,000 to VTLV II, LLC (“VTLV II”) to assist VTLV II in purchasing $1,943,000 in principal amount of secured convertible notes of VLI (See Footnote 12 – Acquisition and Joint Ventures) for approximately $1,077,000.  The note bore an interest rate of 6% and was due and payable along with all accrued interest in October 2007.  As of December 31, 2007 and 2008, the entire principal amount was outstanding.  The note has been fully reserved as of December 31, 2008.

The Company is unaware of the business reasons for making the above loans to VTLV and VTLV II.

In September 2006, we entered into a Supply Agreement with VLI whereas NutraCea would supply to VLI and VLI would exclusively purchase from NutraCea its entire requirement of stabilized rice bran.  The term of the supply agreement was for five years.  VLI signed a promissory note in the principal amount of $300,000 plus interest which would be paid in 60 consecutive monthly payments of $6,000 beginning on October 1, 2007.  The interest rate on the note was 5% per annum.  A principal payment of approximately $84,000 was received by the Company in the second quarter of 2007, and the remaining principal amount and accrued interest were written off as of December 31, 2008.

Index

In December 2006, the Company entered into a Label License agreement with VLI whereas VLI would have the right to use various NutraCea Patents with regards to marketing, distribution and sale of a joint inflammation product.  A note was signed for the principal amount of $450,000 plus interest which shall be paid in 36 consecutive monthly principal installments of $12,500 beginning on September 1, 2007 until paid in full.  The interest rate for the note was 8%.  No payments were received on this note and the entire principal and accrued interest amounts were written off as of December 31, 2008.

In December 2006, the Company entered into a Supply Agreement with Diabco whereby they agreed to buy and the Company agreed to sell them certain products.  Also in December 2006, the Company sold to Diabco $365,000 of our products.  In April 2007, Diabco had conversations with the Company requesting an extension due to a longer than anticipated timeframe to develop and market its product.  In April 2007, the Company rolled the accounts receivable balance as well as a cash advance for approximately $135,000 into a promissory note totaling $500,000.  The note had an annual interest rate of 10% and was secured by a warrant (“Warrant Collateral”). No payment was received in 2007 on the outstanding notes receivable.  In January 2008, the Company entered into a new promissory note for $542,500 representing the principal amount of $500,000, accumulated interest of $17,500, and a default penalty of $25,000.  The note had an annual interest rate of 10%, was secured by the Warrant Collateral.  As of the end of 2008, the Company had received no payments on the notes receivable, and the value of the Warrant Collateral had reduced to zero as a result of a decrease in NutraCea’s stock price.  Therefore, the Company wrote-off this notes receivable as of December 31, 2008.

In November 2006, the Company entered into a promissory note with Famous Discoveries, an infomercial customer, for $400,000.  The note accrued interest at 6% per annum and was due in February 2007.  In March 2007, the note was paid in full.  The Company also entered into a new promissory note in March 2007 with this customer.  The note was for $300,000, accrued interest at 8.25%, and was due in 180 days.  As of December 31, 2007, no payments had been made on the note, and the Company wrote off the entire principal amount and accrued interest.

Provision for doubtful notes receivable:

The Company maintains an allowance for doubtful accounts on notes receivable based upon expected collection.  A summary of the activity in the allowance for doubtful accounts for the periods ended December 31, 2008, 2007, and 2006 is as follows:

	2008	2007
		(Restated)
Balance, beginning of period	$250,000	$-
Provision for allowance for doubtful notes receivable charged to operations	968,000	250,000
Losses charged against allowance	(668,000)	-
Balance, end of period	$550,000	$250,000

Note 12. Acquisition and Joint Ventures

Irgovel

On January 31, 2008, NutraCea, through its’ wholly owned subsidiary Nutra SA, entered into a Quotas (share) Purchase and Sale Agreement (“Purchase Agreement”) with the Quota Holders (“Sellers”) of Irgovel - Industria Riograndens De Oleos Vegetais Ltda. (“Irgovel”), a Limited Liability Company organized under the laws of the Federative Republic of Brazil. Irgovel owns and operates a rice bran oil processing facility in Pelotas, Brazil.

In February 2008, the Company completed the purchase of Irgovel paying $14,237,000 for 100% of the company.  In accordance with SFAS No. 141, Business Combinations (“SFAS 141”) the Company used the purchase method of accounting to record this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed from Irgovel were recorded at the date of acquisition, at the preliminary estimate of their respective fair values. The purchase price plus acquisition costs exceeded the preliminary estimate of fair values of acquired assets and assumed liabilities. This resulted in the recognition of goodwill in the amount of $3,274,000.

Index

The total consideration of $14,237,000 includes approximately $354,000 in legal fees which were capitalized as part of the purchase price.   Additionally, the Company agreed to fund as necessary up to $5,300,000 to pay deferred taxes due to the Brazilian government.  These deferred taxes are included in notes payable in the liabilities on Irgovel’s financial statements and are payable on a straight-line basis over periods through July 2018. Under the terms of the acquisition, the Company has escrowed approximately $1,905,000 for certain acquired litigations.  This amount is recorded as long-term restricted cash within the consolidated long-term assets as of December 31, 2008.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$79,000
Accounts receivable	1,243,000
Inventory	837,000
Other current assets	602,000
Property, plant and equipment	15,047,000
Intangibles	5,452,000
Other non-current assets	18,000
Goodwill	5,579,000
Total assets acquired	28,857,000

Current liabilities	2,791,000
Other non-current liabilities	5,785,000
Deferred tax liability	6,044,000
Total liabilities assumed	14,620,000

Net assets acquired	$14,237,000

See Note 13 for pro forma consolidated results of operations presented as though the acquisition had occurred on January 1, 2007.

Medan, LLC.

On January 24, 2008, NutraCea, through its newly formed wholly-owned subsidiary, Medan, LLC, a Delaware limited liability company, entered into a stock purchase agreement (“Purchase Agreement”) with Fortune Finance Overseas Ltd., a British Virgin Islands company (“FFOL”).  Pursuant to the Purchase Agreement, on March 28, 2008, Medan purchased (“First Purchase”) 9,700 outstanding shares of capital stock of PT Panganmas Inti Nusantara, an Indonesian Company (“PIN”) from FFOL for $8,175,000.  In June 2008, Medan purchased an additional 3,050 shares of PIN’s capital stock directly from PIN for $2,500,000.  Of the 3,050 shares, 2,550 were voting shares and 500 were non-voting shares.  The total consideration paid by NutraCea for both purchases through Medan was $10,675,000.  After the completion of these two transactions, NutraCea owned 51% and FFOL owned 49% of the capital stock of PIN.  Our investment agreement provides for 50% voting rights for NutraCea and FFOL.  Accordingly, our interest is non-controlling and therefore our investment is accounted for under the equity method.

The Company made this acquisition in order to construct and operate a wheat mill incorporating the Company’s stabilization technology.  PIN owns land and obtained the permits necessary to construct a wheat facility in Kuala Tnajung, Medan, and North Sumatra, Indonesia.  Medan and FFOL entered into a voting agreement wherein each party will vote all of its shares in a manner so that PIN’s Board of Directors and Board of Commissioners shall consist of an even number of persons designated each by Medan and FFOL.  The Purchase Agreement required the Company to pay Theorem Capital Partners a $500,000 commission upon the completion of the transaction.  This commission was paid in equal installments in June and July, 2008.  Additionally, upon completion of the transaction the Company granted to Theorem an option to purchase 500,000 shares of the Company’s common stock at an exercise price per share of $1.50, which expires in five years.  The fair value of this option is approximately $128,000 and was charged to professional fees in the Company’s results of operations during the third quarter of 2008.

Index

Concurrently with the Purchase Agreement, NutraCea entered into a Wheat Bran Stabilization Equipment Lease (“Lease”) with PIN.  Pursuant to the Lease, NutraCea would lease to PIN wheat stabilization equipment developed by NutraCea for the use at PIN’s facility.  The term of the lease was fifteen years with an automatic extension of five years if the PIN stabilized wheat bran facility was fully operational and the equipment leased from NutraCea was still located in and being used at the facility.  The amount of the rent for the leased equipment would be equal to NutraCea’s actual cost of purchasing, manufacturing, and installing the equipment, and would be due and payable, in one single payment, thirty days following the installation of the equipment at the facility.  At December 31, 2008, minimal spending had occurred towards capital or operational expenses.

Prior to the Company’s initial acquisition of its shares, PIN was engaged in a flour trading operation.  PIN divested itself of its trading operations in the first quarter of 2008 before the Company made the First Purchase.  After the date of our initial investment, PIN has had no sales and its operational expenses were only those related to the preparation of the wheat mill project.

The determination of the purchase price of the PIN shares was based upon an economic feasibility study of the PIN project that the Company obtained from a third party valuation firm.  Based upon this study, the Company originally recorded the value of the PIN shares at $10.675 million, which was the price the Company paid for the PIN shares.  Upon further review, the Company has determined that there was not sufficient evidence at the time of their acquisition to support the $10.675 million valuation of the PIN shares.  Accordingly, the Company has reduced in its consolidated balance sheet the value of the PIN shares to $5.675 million.

In March 2008, PAHL paid to the Company $5 million for its License Fee described in Note 2 Audit Committee Review and Restatement of Consolidated Financial Statements.  A principal shareholder of FFOL was also a principal shareholder of PAHL, and the Company’s receipt of payment for the License Fee was made at the same time the Company decided to make the First Purchase of the PIN shares.  Based in part upon the related ownership of FFOL and PAHL, the timing of the payments, the sub-license of PAHL’s rights under the License to Grain Enhancement and the Company’s current determination of the value of the PIN shares, the Company now believes the First Purchase of the PIN shares and the payment of the License Fee should be viewed as a combined event with related parties, causing the Company to value the First Purchase of the PIN shares at $3.175 million instead of $8.175 million.

The Company’s share of the net loss of PIN for the period from March 28, 2008 through December 31, 2008 was approximately $4,000.

On July 23, 2009, Medan entered into a Stock Purchase Agreement with FFOL to sell its 12,750 shares of capital stock of PIN to FFOL, which shares represent 51% of the currently issued and outstanding capital stock of PIN (“Agreement”).  Pursuant to the Agreement, FFOL agreed to pay $1,675,000 to Medan, thus completely liquidating NutraCea’s ownership in PIN.  Based upon the liquidation of the Company’s ownership in PIN, the Company recorded as of December 31, 2008 an impairment charge of $3,996,000 representing the difference between the carrying value of our investment and the cash to be received from FFOL.  This resulted in the value of our investment at December 31, 2008 of $1,675,000.  As of August 31, 2009 the Company had received $1,591,000 with the remaining amount of $84,000 representing taxes withheld by the Indonesian Government.  The Company anticipates receiving this additional amount once the proper documentation is presented to the Indonesian Government.

Index

Infomaxx, LLC

In December 2006, our wholly-owned subsidiary Nutramercials, Inc. acquired a 50% interest in Infomaxx, LLC (“INFMX”).  INFMX was determined to be a variable interest entity and its’ financial position and operations were included in our Consolidated Financial Statements at December 31, 2006.

           In August 2007, the Company became the sole member of INFMX after the Company purchased from the other member of INFMX their 50% interest in INFMX by canceling a $300,000 note payable to NutraCea by the other member.  The Company received along with the 50% interest; all rights to a certain trademark and product line of the former member.  The Company recorded an intangible asset of $296,000 in connection with the acquisition of the trademark and product line.  Additionally, in order to consummate this transaction the Company agreed to accept the return of $275,000 of inventory from the other previous member of INFMX which the Company sold them in December 2006, for $1,551,000.  This sale has been reversed as part of the restatement to the Company’s Consolidated Financial Statements (Note 2 Audit Committee Review and Restatement of Consolidated Financial Statements).

During December 2008 the Company decided to cease all marketing efforts under the Dr. Vetz trademark acquired in September 2007. The demand for these products declined significantly and products held in inventory only had a shelf-life of three months causing the Company to scrap the entire remaining inventory. The Company recorded a loss on the disposal of this product line of $598,000 consisting of inventory valued at $339,000 and the trademark valued at $259,000 (net of $37,000 accumulated amortization).

NutraCea/Cura LLC

        In August 2007, the Company formed NutraCea/Cura, LLC (“NCC”) with CURA Pharmaceuticals (“CURA”) and the Company acquired a 60% in NCC.  NCC was established to jointly develop, produce, market, and sell nutraceutical and pharmaceutical products.  In December 2007 we acquired from CURA 75% of their 40% inzerest in NCC which increased our interest to 90%.  Accordingly we have consolidated NCC in our financial statements. The Company recorded an intangible asset of $220,000 which the Company was amortizing on a straight-line basis over a period of five years.

NCC also acquired the rights to a supply agreement for materials with minimum purchase requirements of approximately $1,150,000 for the first year with an increase to the then current minimum of 5% per year over the term of the agreement.  The initial term was for three years, and would automatically renew for one year period unless either party terminates the agreement in accordance with the provisions of the supply agreement.  If the minimum purchase commitments were not met in any year the co-packer of the products may terminate the supply agreement.

In August 2008 CURA reached a settlement agreement on a lawsuit which had been filed against it as a result of the products which were being distributed by NCC.  Pursuant to the terms of the agreement, CURA received a settlement of $340,000 which was assigned to NutraCea, and NCC returned the remaining inventory of approximately $135,000 to a third party.  The Company recorded a loss on disposal of assets of approximately $131,000 for the unamortized portion of the intangible asset.  The overall effect of the transaction resulted in a net gain on settlement of the assets of NCC of approximately $75,000.

In September 2008, the Company entered into a promissory note with CURA for $211,000.  CURA had arranged for the sale of various products for the Company, but failed to deliver the collected funds to the Company.  The note carried equal monthly payments over a twelve month period beginning October 2008.  The Company received a security interest in CURA’s rights and interest in NCC.  As of December 31, 2008 the Company had received the scheduled payments totaling $53,000.

Grainnovation, Inc.

In April 2007, the Company acquired 100% of the outstanding stock of Grainnovation, Inc. (“GI”) a privately held company in Freeport, Texas which manufactures SRB pellets and other SRB products for equine customers for a total of $2,150,000.

Index

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The Company incurred $20,000 in legal fees relating to this purchase, which are added to the purchase price.  The Company believes the fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions.

Cash	$1,000
Accounts receivable	26,000
Inventory	11,000
Property and equipment	623,000
Covenant not to compete	650,000
Goodwill	917,000
Total Assets	2,228,000

Accrued liabilities	58,000

Net assets acquired	$2,170,000

In May 2009, this facility was closed due to lack of demand and reduction in company wide capacity needs.  At the time this location employed five people who were terminated as a result of the closure.  No termination benefits were paid as a result of the closure. All of the goodwill associated with the purchase was impaired as of December 31, 2008.  All of the property, plant and equipment and intangibles were fully depreciated and amortized as of the date of the closure

Grain Enhancements LLC

In June 2007, NutraCea, PAHL, and two other entities (Theorem and Ho’okipa Capital Partners) entered into a limited liability company agreement (“GE Agreement”) to establish Grain Enhancement (“GE”), a Delaware limited liability company.  The equity position in GE of the four entities was: 47.5% for NutraCea, 47.5% for PAHL, and 3.333% and 1.6667% for the other two entities.  The equity interests of NutraCea and PAHL are designated as Class A members, and the other two entities are designated as Class B members.  Only Class A members are allowed to participate on the GE Finance Committee, and are the only members required to make capital contributions to GE.  The purposes of GE were: (i) to sublicense or otherwise acquire from PAHL all of the rights granted to PAHL under the  License Agreement; (ii) within the Territory, to establish, construct, and operate one or more rice bran stabilization facilities utilizing the proprietary technologies licensed in the License Agreement; (iii) to manufacture, distribute, sell, advertise, promote, market and otherwise commercialize SRB products throughout the Territory; and (iv) to engage in any and all other activities reasonably related to the foregoing. One of the minority partners was paid $750,000 and $500,000 by NutraCea and GE, respectively, for services related to the formation of GE.

Both NutraCea and PAHL agreed to make $5,000,000 (for a total maximum of $10,000,000) cash contributions to GE based upon the following schedule:  $1,500,000 each on or before June 30, 2007, $2,000,000 each on or before October 30, 2007, and $1,500,000 each on or before August 31, 2008.  The initial payments of $1,500,000 due on or before June 30, 2007 were made by both NutraCea and PAHL.  The GE Agreement along with other related agreements also required NutraCea to; (i) grant PAHL a warrant to purchase 1,500,000 shares of common stock of NutraCea at an exercise price of $5.25 per share; (ii) enter into a Rice Bran Supply Agreement with GE; and (iii) enter into a Rice Bran Stabilization Equipment lease. The warrant was to vest and become exercisable as to 375,000 shares of Common Stock on July 1, 2007, and shall vest and become exercisable as to 375,000 shares of Common Stock on each of October 1, 2007, February 1, 2008 and May 1, 2008; provided however, that the warrant shall not vest and Holder may not exercise the warrant, or any portion thereof, until GE had entered into one or more binding contracts with one or more rice millers to supply to GE at least 20,000 tons of usable raw rice bran per year.  As of December 31, 2007, performance was not completed to earn the initial warrant to purchase 1,500,000 shares of NutraCea common stock, therefore no vesting had occurred and it appeared improbable that the performance would be met by June 2008 the expiration date.  The original award was going to be forfeited because the construction of the rice mill facility had not begun nor were plans in place to begin the construction of the rice mill facility. The $2,000,000 contribution due to GE on or before October 30, 2007 was not contributed by either NutraCea or PAHL, and on January 24, 2008, certain terms of the GE Agreement were amended by NutraCea and PAHL.  The amendment suspended the contribution of the remaining $7,000,000 ($3,500,000 by each party) to a date when GE’s finance committee determines that all or any portion of the remaining cash contributions are necessary for the successful operation of the business.  In addition, PAHL would not longer receive a monthly management fee.

Index

Concurrently with the January 24, 2008 amendment, NutraCea agreed to issue to PAHL a new warrant (“Warrant”) for the purchase of 1,000,000 shares of NutraCea common stock at an exercise price of $2.50 per share, and PAHL agreed to cancel the existing warrant for the purchase of 1,500,000 shares at an exercise price of $5.25.  The Warrant shall vest and become exercisable in full upon GE entering into one or more letters of intent with one or more rice millers to supply to GE an initial 4,000 tons of usable raw rice bran per year. The performance for the Warrant was completed on March 24, 2008 with a Letter of Intent between GE and Gentraco, Vietnam which was signed on March 26, 2008 for 10,000 tons of fresh rice bran. In this case the fair value of the equity instruments is more reliably measurable than the fair value of the goods or services received.  The Company estimated the fair value of the Warrant at the respective date using the Black-Scholes Merton option valuation model, based on the estimated market value of the underlying stock at the valuation measurement date, the contractual term of the Warrant, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying stock.  The intrinsic value of the Warrant was estimated at $132,000 using the Black Scholes Merton model.  Pursuant to Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock ("EITF 00-19"), the Warrant issued to PAHL was recorded as a liability because the Warrant contains a provision where it is required to be settled for cash if certain events occur.

The Company accounts for our investment in GE under the equity method of accounting as we do not maintain control over GE.  Through December 31, 2008 and 2007, the Company’s share of Grain Enhancement net loss was $98,000 and $309,000, respectively. At December 31, 2008 the value of our investment was $1,093,000.

Vital Living, Inc.

In April 2007, the Company acquired the outstanding shares of Series D Convertible Preferred Stock (“Preferred Stock”) and Secured Convertible Notes (“Notes”) of Vital Living, Inc. (“VLI”), a publicly traded company. VLI distributed nutritional supplements. VLI had a set of products that were complementary to our products and an established marketing channel that would enable NutraCea to market its own products without the expense of building the marketing base.  In addition, some of VLI’s products were suitable for modification to include NutraCea’s SRB as a key ingredient, which the Company believed would further enhance and develop the NutraCea brand.  The Company paid $1,000,000 for the 1,000,000 shares of Preferred Stock and $4,226,000 for the outstanding Notes. The Preferred Stock had a liquidation preference of $1.00 per share senior to the liquidation preferences of VLI Series B Preferred Stock and Senior C Preferred Stock.  The Notes bear interest at 12% per annum, payable June 15 and December 15, mature in December 2008 and were secured by substantially all of VLI’s assets.  Originally, the Notes were convertible into VLI common stock and VLI had the option of paying the interest on the Notes in shares of VLI common stock.  At the time of the acquisition of the Preferred Stock and Notes, the Company’s Chief Executive Officer and President, Mr. Edson, was the former CEO and President of VLI from May 2001 to January 2004, and the President of the predecessor company of VLI from April 1999 to May 2001.  Mr. Edson is no longer the Company’s CEO and President.

The Company purchased the Notes and Preferred Stock of VLI, Inc. as a means of affecting a subsequent acquisition of the productive assets of VLI, either through a merger or asset purchase.  The Company’s purchase of the Preferred Stock allowed the Company to control an outstanding class of capital stock, and the purchase of the Notes allowed the Company to obtain a senior secured position with respect to VLI’s assets.

On September 11, 2007, NutraCea and VLI entered into a letter of agreement to eliminate the conversion rights of the Notes.  In addition, the parties agreed that until such time, if any, as NutraCea gives 30 days prior written notice to VLI, VLI may not pay accrued interest under the Notes in shares of VLI Common Stock without NutraCea’s consent, and that during such time VLI would not be deemed to be in default under the Notes as a result of not paying accrued interest in such shares.

On September 28, 2007, the Company entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with VLI.  The Asset Purchase Agreement provided that the Company would purchase substantially all of VLI’s intellectual property and other assets used by VLI and certain subsidiaries in its business, including rights to nutritional supplements and nutraceutical products that are marketed for distribution to healthcare practitioners. As part of the transaction, VLI would assign to NutraCea its rights under various distribution and other agreements relating to the products being acquired.  the Company would not acquire the inventory, raw materials, cash, or accounts receivable of VLI.

Index

The purchase price consisted of (i) $1,500,000 to be paid by NutraCea at closing, (ii) cancellation of outstanding indebtednesses of VLI, its subsidiaries and certain of its related entities to NutraCea, including all of the Notes, and (iii) cancellation of all of the shares of Preferred Stock of VLI held by NutraCea.  Completion of the transaction was subject to a variety of customary closing conditions, including, among other things, the approval of the transaction by the stockholders of VLI at a special meeting and the absence of a material adverse effect on the assets between the date of the agreement and the closing date.

In October 2008 we terminated the agreement pursuant to the terms under the termination section of the Asset Purchase Agreement, which required VLI’s shareholders to approve such transactions.  The approval of the VLI shareholders never transpired.

VLI qualified as a VIE because the Company was determined to be the primary beneficiary.  The Company accounted for the purchase of these securities of VLI by consolidating VLI into its financial statements from the date of acquisition through September 30, 2008.

The purchase price allocated to the assets and liabilities in April 2007 was as follows:

Assets
Cash	$83,000
Accounts receivable	1,017,000
Inventory	30,000
Property and equipment	15,000
Other Assets	15,000
Goodwill	6,278,000
Total Assets	$7,438,000

Liabilities
Accounts payable	$737,000
Accrued liabilities	725,000
Notes payable	750,000
Total liabilities and equity	$2,212,000

Net Assets Acquired	$5,226,000

The Company included in its balance sheet at December 31, 2007 the financial position of VLI and has included VLI’s results of operation for the periods from April, 19, 2007 through December 31, 2007, and September 30, 2008 in our results of operations for the period ended December 31, 2007 and 2008 respectively, while eliminating inter-company balances.

Index

The following table shows the effect of consolidating VLI into the Company’s financial statements (before inter-company eliminations) as of September 30, and December 31:

	2008	2007
Total assets	$6,485	$6,854
Total liabilities	2,558	3,142
Shareholder's equity	3,927	3,712

	For the Nine	For the
	Months Ended	Year Ended
	December 31, 2008	December 31, 2007
Revenue	$1,718	$601
Cost of goods sold	1,142	378
Gross profit	576	223
Operating expense	361	1,558
Impairment of Goodwill	-	1,300
Net income (loss)	$215	$(2,635)

In the fourth quarter of 2008, the Company terminated its asset purchase agreement and determined that it was uncertain as to its ability to obtain control of VLI's assets through foreclosure. Accordingly, the Company no longer had a controlling financial interest and deconsolidated VLI as of October 1, 2008. The effect of the deconsolidation on the Company’s  consolidated balance sheet at December 31, 2008 was a reduction in total assets of $2,859,000 (after inter-company eliminations), a reduction in total liabilities of $1,799,000 (after inter-company eliminations), and a reduction in shareholder equity of $1,060,000 (after inter-company eliminations).  The standalone effect of VLI on the Company’s consolidated results of operations, net of inter-company eliminations, for the twelve months ended December 31, 2008 was an increase in revenues of $1,718,000, an increase in cost of goods sold of $1,142,000, an increase in operating expenses of $496,000, an increase in other expenses of 245,000, and a decrease in profit of $165,000.

As part of the deconsolidation of VLI, the Company recorded an impairment charge of $1,600,000 representing the difference between the carrying amount of the Notes and Preferred Stock of VLI and the consideration paid by Ceautamed (See Note 25 – Subsequent Events).  The Company also recorded a gain on deconsolidation of $2,799,000 as a result of the deconsolidation of VLI.  This resulted in a net gain on deconsolidation of $1,199,000.

Rice Science LLC

In December 2007 the Company formed Rice Science, LLC (“RS”), a Delaware LLC with Herbal Science Singapore PTe. Ltd. (“HS”), a Singapore corporation.  The Company formed RS to acquire from HS certain isolates license rights and to commercialize and sell SRB isolates.  NutraCea and HS have an 80% and 20% interest in the operating results, respectively.

The Company made an initial capital contribution to RS in December 2007 of $1,200,000 as specified in the agreement.  HS contributed certain Licenses as their capital contribution with a deemed value of $440,000.  HS has no interest in the initial capital contribution made by NutraCea.  There are no further capital contributions required of either member.

NutraCea holds an 80% interest in RS and therefore accounts for the investment as a fully consolidated subsidiary.  In 2008, RS made payments totaling $400,000 to Herbal Science for on-going research programs to commercialize SRB isolates.  These amounts are included in our consolidated statement of operations under Research and Development expenses.

Index

Summary financial information for RS as of December 31, 2008 is as follows:

Assets
Cash and equivalents	$850,000
Intangibles	-
Total Assets	$850,000

Liabilities and equity
Due to NutraCea	$50,000
Members Equity:
Members Equity - Herbal Science	$(80,000)
Members Equity - NutraCea	880,000
Total liabilities and equity	$850,000

Rice RX LLC

In December 2007 The Company formed Rice Rx LLC (“RRX”), a Delaware LLC, with Herbal Science Singapore PTe. Ltd. (“HS”), a Singapore corporation.  The Company formed RRX to obtain all of the rights granted to HS with regard to the patentable pharmaceuticals under the license agreement with the Company and HS and to develop, patent, own, market, distribute, and otherwise commercialize the patentable pharmaceuticals throughout the territory (entire world).  NutraCea and HS each have a 50% interest in RRX.

Commencing in July 2008, if and to the extent the members determine that capital contributions are necessary, each member agrees to contribute capital of up to $150,000.

In conjunction with the formation of RRX, NutraCea sold to HS, for $300,000 an exclusive license to develop, manufacture and sell certain SRB isolates and identify and commercialize certain patentable pharmaceuticals.   Payment for this license was made in the form of $150,000 cash and the execution of a promissory note payable to NutraCea for $150,000 at the prime rate of interest and due within one year.

            Our investment in RRX is accounted for under the equity method of accounting.  As of December 31, 2008 no capital contributions had been made, and RRX incurred $276,000 in expenses due primarily to research and development costs.

Note 13. Acquisition Pro-Formas

In February, 2008, we acquired 100% of Irgovel (see Note 12 Acquisition and Joint Ventures).  Presented below are the unaudited pro forma results of operations for the twelve month periods ending December 31, 2008 and 2007 presented as though our acquisition of Irgovel had occurred on January 1, 2007.  This summary of unaudited pro forma results of operations is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually been attained had the acquisition taken place at the beginning of 2007.

Index

	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007
	Unaudited	Unaudited
Total revenues	$38,212,000	$25,481,000
Net (loss) income available to common shareholders	$(64,592,000)	$(19,294,000)
Earnings per share
Basic	$(0.40)	$(0.15)
Diluted	$(0.40)	$(0.15)

Weighted average shares :
Basic	160,585,000	125,938,000
Diluted	160,585,000	125,938,000

Note 14. Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable and notes receivable. The Company performs ongoing credit evaluations on our customers’ financial condition and generally does not require collateral.

For the twelve months ended December 31, 2008, five customers accounted for a total of 28.2% of the Company’s sales: 14.8%, 6.6%, 2.4%, 2.3%, and 2.1% respectively. At December 31, 2008, three of those customers accounted for 28.2% of the Comapny’s accounts receivable: 20.0%, 6.5%, and 1.7%, respectively.  One other customer accounted for more than 3% of the total accounts receivable.   This customer accounted for 3.5% of the total accounts receivable.

For the twelve months ended December 31, 2007, five customers accounted for a total of 29.4% of the Company’s sales: 7.8%, 7.5%, 5.5%, 4.7%, and 3.9% respectively.  At December 31, 2007, three of those customers accounted for 21.6% of total accounts receivable: 9.2%, 8.4% and 4.0%, respectively.  Seven other customers accounted for 32.6% of the total accounts receivable, 7.8%, 5.4%, 4.4%, 4.2%, 4.1%, 3.6% and 3.1% respectively. No other customer accounted for more than 3% of the total accounts receivable.

For the twelve months ended December 31, 2006, one customer accounted for a total of 48.7% of sales. At December 31, 2006, accounts receivable due from this customer was 62.7% of the total outstanding accounts receivable. Four other customers accounted for 24% of the total accounts receivable, 10.2%, 6.5%, 3.8% and 3.6% respectively.  No other customer accounted for more than 3% of the total accounts receivable.

Accounts receivable:

We maintain an allowance for doubtful accounts on our receivables based upon expected collection of all accounts receivable.  A summary of the activity in the allowance for doubtful accounts as of December 31 is summarized in the following table:

	2008	2007
		(Restated)
Balance, beginning of period	$20,000	$20,000
Provision for allowance for doubtful accounts charged to operations	345,000	384,000
Losses charged against allowance	-	(384,000)
Balance, at end of period	$365,000	$20,000

Index

Bad debt expense:

The Company continuously monitors collections from our customers and maintains an allowance for doubtful accounts based upon our historical experience and any customer collection issues that the Company has identified. As of December 31, 2008 and 2007, the Company recorded bad debt expense of $2,222,000 and $254,000 respectively, while the allowance for doubtful accounts was $365,000 and $20,000 respectively.  The Company continues to evaluate our credit policy to ensure that the customers are worthy of terms and will support our business plans.

Note 15. Notes Payable and Long-Term Debt

In October 2007 we executed a promissory note with the lessor of our new West Sacramento warehouse.  The value of the note was $105,000 at 8% interest payable monthly over four years for the build-out of tenant improvements.

In December 2008 we entered into a credit arrangement with Wells Fargo Bank, NA. (“Wells Fargo”)  The credit arrangement consists of three separate credit facilities as follows:

•	A revolving $2,500,000 for working capital which bears interest at prime plus 2.5% and matures on November 30, 2011. At December 31, 2008 the balance due on this credit line was $0.
•
A real estate loan of $5,000,000 for general business purposes which bears interest at prime plus 3.0% and matures on December 31, 2018.  At December 31, 2008 the balance due on this loan was $5,000,000 of which $1,500,000 is held as restricted cash.

•
A term loan of $2,500,000 for general business purposes which bears interest at prime plus 3.0% and matures on November 30, 2011.  We may draw on this loan on or before June 30, 2010 on the condition that NutraCea has a positive cash flow for three consecutive quarters and is current with its trade vendors.  At December 31, 2008 the balance due on this loan was $0.

The above credit facilities are secured by the Phoenix, Arizona manufacturing building and all personal property of NutraCea other than NutraCea’s intellectual property. NutraCea may terminate any of the above facilities at any time upon 90 days notice, subject to payment of fees and repayment of the outstanding credits.  NutraCea may terminate the above facilities at any time less than 90 days notice, subject to a payment of a penalty, payment of fees and repayment of the outstanding credits.  Wells Fargo may terminate the facilities at any time upon an event of default as defined in the agreement.  In the event of a default the interest rate will increase to 3.0% above the applicable interest rate for each facility.

On July 9, 2009, NutraCea received a letter from Wells Fargo Bank, N.A. stating that NutraCea (i) has failed to provide audited annual and quarterly financial statements and (ii) allowed a non-permitted lien to be placed on the Monterosa Property (as defined below).  These events constitute an “Event of Default” under the Credit and Security Agreement, dated as of December 18, 2008 between NutraCea and Wells Fargo (the “Agreement”).  Based on these “Events of Default”, Wells Fargo has accelerated the entire principal balance due under the three separate credit facilities as described in NutraCea’s Current Report on Form 8-K filed on December 24, 2008.  NutraCea owes approximately $3.3 million under the credit facilities, which includes principal and interest.  Due to the “Event of Default”, the interest rate will increase to 3.0% above the applicable interest rate for each credit facility.  In addition, Wells Fargo may exercise its right to setoff against NutraCea’s demand deposit account it has with Wells Fargo in order to partially satisfy the amounts due under the credit facilities.  The credit facilities are secured against property owned by NutraCea located at 4502 W. Monterosa Street, Phoenix, Arizona (“Monterosa Property”).

On July 31, 2009, NutraCea and NutraPhoenix, LLC, a wholly-owned subsidiary of NutraCea, entered into a Forbearance Agreement and Amendment to Credit and Security Agreement ("Forbearance Agreement") with Wells Fargo. The Forbearance Agreement relates to credit facilities under a Credit and Security Agreement dated as of December 18, 2008 (“Credit Agreement”).

Index

The Forbearance Agreement identifies certain existing defaults under the Credit Agreement and provides that Wells Fargo will forbear from exercising its rights and remedies under the Credit Agreement on the terms and conditions set forth in the Forbearance Agreement, until the earlier of January 31, 2010 or until the date that any new default occurs under the Credit Agreement.  In addition, by October 31, 2009, NutraCea must obtain a cash infusion of at least $1,250,000 in the form of equity, subordinated debt or asset sale to be used as working capital.

The Forbearance Agreement increased the interest rates applicable to each credit facility to the default rates under the Credit Agreement, which is 3.0% above the applicable interest rate for each credit facility.  In addition, the Forbearance Agreement amended the Credit Agreement by (i) decreasing the maximum amount advanced under the line of credit to $1,500,000 from $2,500,000, (ii) terminating the term loan, and (iii) and terminating any obligations Wells Fargo has to make any further advances to NutraCea in connection with the real estate loan.  Pursuant to the Forbearance Agreement, NutraCea agreed to deliver to Wells Fargo a first priority lien on certain real property located in Dillon, Montana.  As a result of signing the forbearance agreement our default was cured through January 31, 2010.

The Company has determined it is probable that we will not be in compliance with the terms of the Forbearance agreement as of October 31, 2009, and therefore the entire loan balance has been classified as a current liability.

In December 2008 we entered into a purchase agreement to acquire a customer list (“Customer List Purchase Agreement”) for $3,100,000.  The company paid $1,000,000 at the time of purchase and the remaining principal amount of $2,100,000 accrued interest at a rate of 8% per annum and was due in twelve quarterly payments of $175,000 beginning March 1, 2009.  The principal balance due as of December 31, 2008 was $1,861,000.

On May 14, 2009 the Company amended the Customer List Purchase Agreement due to NutraCea’s failure to comply with the payment terms of the original agreement.  The Customer List Purchase Agreement was amended to allow NutraCea to continue to take orders from the customers on the list.  The payment schedule was amended to require the Company to pay $90,000 by June 1, 2009 and to have all cash receipts from customers on the list be deposited into a bank account controlled by the seller of the list.  Any profits (amount in excess of the cost of goods sold) generated from the cash receipts will be applied towards the outstanding principal amount.  The quarterly minimum amount required under this amendment is $90,000 beginning June 1, 2009.  The Company is required to fund any shortfall to the minimum quarterly amount.

Irgovel has notes payable for Brazilian federal and social security taxes under a Brazilian government program for taxes, equipment purchases, and working capital.  These notes are payable over periods through July 2018 and bear interest at rates from 6.0% to 21.4%.

Index

The following table summarizes the Company’s current and long-term portions of notes payable and long-term debt as of December 31:

	2008	2007
Current Portion
NutraCea
Loan for tenant improvements	$24,000	$23,000
Purchase of customer list	581,000	-
Real estate loan - Wells Fargo	5,000,000	-
NutraCea total current portion	5,605,000	23,000
Irgoval
Equipment financing	155,000	-
Special tax program	399,000	-
Irgoval total current portion	554,000	-
Total current portion	$6,159,000	$23,000

Long-term portion, net of current portion
NutraCea
Loan for tenant improvements	52,000	77,000
Purchase of customer list	1,280,000	-
NutraCea total notes payable	1,332,000	77,000
Irgoval
Equipment financing	92,000	-
Special tax program	3,293,000	-
Irgoval total notes payable	3,385,000	-
Total long-term portion, net of current portion	$4,717,000	$77,000

Total notes payable and long-term debt	$10,876,000	$100,000

Covenants

The Credit agreements with Wells Fargo require the Company to maintain certain compliance and financial covenants.  In the event of a default the repayment of facilities is accelerated.  As of December 31, 2008 we were in default of the following covenants:

The Company (i) failed to provide audited annual and quarterly financial statements and (ii) allowed a non-permitted lien to be placed on the Monterosa Property.

The following table summarizes the Company’s required minimum payments as of December 31, 2008:

2009	$6,159,000
2010	1,135,000
2011	1,089,000
2012	400,000
2013	400,000
Thereafter	1,693,000
Total	$10,876,000

Index

Note 16. Restricted Cash

Under certain agreements the Company is required to maintain restricted cash balances in order to satisfy future obligations.  The following amounts are held in interest-bearing accounts as of December 31:

	2008	2007

Corporate office lease	$448,000	$448,000
Grainovation purchase escrow	-	310,000
Irgovel purchase escrow	1,905,000
Total current portion	2,353,000	758,000

Corporate office lease	1,344,000	1,791,000
Wells Fargo collateral	1,500,000	-
Total non-current portion	2,844,000	1,791,000

Total restricted cash	$5,197,000	$2,549,000

Note 17. Income Taxes

Income tax expense consisted of the following components:
	2008	2007	2006

Current:
Federal	$-	$-	$-
State	41,000	20,000	5,000
Foreign	23,000	-	-
Total Current	64,000	20,000	5,000

Deferred:
Federal	-	-	-
State	-	-	-
Foreign	-	-	-
Total Deferred	-	-	-

Total income tax expense	$64,000	$20,000	$5,000

Tax expense consisting of income, franchise and capital taxes for the years ended December 31, 2008, 2007 and 2006 was of $ 64,000, $20,000, and $5,000, respectively.

Index

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2008	2007 (Restated)

Net operating loss carry forward	$31,242,000	$22,512,000
Allowance for doubtful accounts	135,000	1,132,000
Marketable securities	-	-
Stock options and warrants	280,000	40,000
Intangible assets	(1,085,000)	(622,000)
Property, plant and equipment	(1,466,000)	(1,343,000)
Capitalized expenses	843,000	128,000
Merger expenses	20,000	70,000
Other	2,005,000	175,000
	31,974,000	22,092,000
Less: Valuation allowance	(31,974,000)	(22,092,000)
Total deferred tax	$-	$-

Basis difference in foreign subsidiary	$4,187,000	$-
Total deferred tax liability	$4,187,000	$-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. We have determined it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly we have provided a full valuation allowance for deferred tax assets. Our valuation allowance include certain foreign and state deferred tax assets in the amount of $3,000,000 that will result in a reduction to goodwill if such deferred tax assets are ever realized.

As of December 31, 2008, 2007 and 2006, net operating loss carry-forwards were approximately $81,831,000, $55,957,000, and $42,734,000, respectively, for federal tax purposes that expire at various dates from 2011 through 2022 and $59,445,000, $33,596,000, and $26,002,000, respectively for state tax purposes that expire in 2010 through 2017.

Utilization of net operating loss carry-forwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended and similar state regulations. The annual limitation may result in the expiration of substantial net operating loss carry-forwards before utilization.

The Company is subject to taxation in the U.S. and various states. We record liabilities for income tax contingencies based on our best estimate of the underlying exposures.  The Internal Revenue Services (“IRS”) has commenced an audit of our fiscal 2007 tax return in January 2009. We currently cannot estimate the impact of such audit by the IRS. We are open for audit by the U.S. Internal Revenue Service and U.S. state tax jurisdictions from our inception in 1998 to 2006.

Index

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34%) to income taxes as follows for the year ended December 31:

	2008	2007 (Restated)
Income tax (benefit) expense at federal statutory rate	$(21,978,000)	$(6,081,000)
Increase (decrease) resulting from:
State tax expense (benefit), net of federal tax effect	(1,368,000)	1,403,000
Change in valuation allowance	9,882,000	8,008,000
Goodwill impairment	13,271,000	442,000
True up to tax return	(361,000)	(102,000)
Foreign and state cash taxes	23,000	-
Other, net	595,000	(3,670,000)

	$64,000	$-

A summary of the activities associated with our FIN 48 reserve for unrecognized tax benefits, interest and penalties follow (in thousands):

Unrecognized
Tax Benefit
Balance at January 1, 2007	$-
Increase related to current year tax positions	-
Expiration of statute of limitations for the assessment of taxes	-
Other	-
Balance at December 31, 2007	-
Increase related to current year tax positions	-
Expiration of statute of limitations for the assessment of taxes	-
Other	-
Balance at December 31, 2008	$-

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  The adoption of FIN 48 did not result in the recognition of a cumulative effect of adoption of a new accounting principle adjustment.

Note 18. Commitments and Contingencies

Employment contracts

The Company has entered into employment and other agreements with certain executives and other employees that provide for compensation and certain other benefits. These agreements provide for severance payments under certain circumstances.

In the normal course of business, NutraCea periodically enters into employment agreements which incorporate indemnification provisions. While the maximum amount to which NutraCea may be exposed under such agreements cannot be reasonably estimated, the Company maintains insurance coverage, which management believes will effectively mitigate the Company’s obligations under these indemnification provisions. No amounts have been recorded in the Consolidated Financial Statements with respect to the Company’s obligations under such agreements.

Index

Leases

The Company leases certain properties under various operating lease arrangements that expire over the next twenty four years. These leases generally provide the Company with the option to renew the lease at the end of the lease term.

Future minimum payments under these commitments at December 31, 2008 are as follows:

2009	$1,605,000
2010	1,632,000
2011	1,655,000
2012	1,597,000
2013	1,649,000
Thereafter	5,033,000
Total	$13,171,000

The Company made lease expense of $1,774,000, $1,079,000, and $124,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Litigation

Irgovel Stockholders lawsuit

On August 28, 2008, former Irgovel stockholder David Resyng filed an indemnification suit against Irgovel, Osmar Brito and the remaining Irgovel stockholders (“Sellers”), requesting: (i) the freezing of the escrow account maintained in connection with the transfer of Irgovel’s corporate control to the Company and the presentation of all documentation related to the transaction, and (ii) damages in the amount of the difference between (a) the sum received by David Resyng in connection with the judicial settlement agreement executed in the action for the partial dissolution of limited liability company filed by David Resyng against Irgovel and the Sellers and (b) the amount received by the Sellers in connection with the sale of Irgovel’s corporate control to the Company, in addition to moral damages as determined in the court’s discretion.

The Company believes that the filing of the above lawsuit is a fundamental default of the obligations undertaken by the Sellers under the Quotas Purchase Agreement for the transfer of Irgovel’s corporate control, executed by and among the Sellers and the Company on January 31, 2008 (“Purchase Agreement”) and, consequently, that the responsibility for any indemnity, costs and expenses incurred or that may come to be incurred by Irgovel and/or the Company in connection with the above lawsuit is the sole responsibility of the Sellers.

On February 6, 2009, the Sellers filed a collection lawsuit against the Company seeking payment of the second installment of the purchase price under the Purchase Agreement, which was indicated by the Sellers to be approximately $853,000.  The Company is holding back payment of the second installment until the resolution of the Resyng lawsuit noted above.  The Company has not been served with any formal notices in regard to this matter so far.  In addition, the Purchase Agreement requires that all disputes between the Company and the Sellers are subject to arbitration. As part of the purchase agreement $2,022,000 was deposited into an escrow account to cover contingencies and was payable to the sellers upon resolution of all contingencies.  The Company believes any payout due to the lawsuit will be made out of the escrow account.  As of December 31, 2008 the balance in the escrow account is $1,905,000.  The Company believes that there is no additional material exposure as the amounts will be paid out of the escrow account.

Shareholder Class Action

On February 27, 2009, a shareholder securities class action was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the District of Arizona.  The class action is purportedly brought on behalf of a class consisting of all persons who purchased common stock of NutraCea between August 14, 2007 and February 23, 2009.  The Complaint alleges that the Company filed material misstatements in publicly disseminated press releases and SEC filings misstating the Company’s financial condition during the period in question.

Index

On April 27, 2009, a second shareholder securities class action was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the District of Arizona.  The class action is purportedly brought on behalf of a class consisting of all persons who purchased common stock of NutraCea between April 2, 2007 and February 23, 2009.  The Complaint alleges that the Company filed material misstatements in publicly disseminated press releases and SEC filings misstating the Company’s financial condition during the period in question.

On May 29, 2009, the court presiding over the first filed case consolidated these two actions into one.

On July 1, 2009, lead plaintiff filed a consolidated class action complaint, alleging that NutraCea and the individual defendants made false and misleading statements in NutraCea’s financial statements and seek unspecified monetary damages and other relief against the defendants.  Defendants moved to dismiss this complaint on August 3, 2009.  On August 14, 2009, lead plaintiff filed a motion for leave to amend the consolidated class action complaint.  On September 25, 2009, the court granted plaintiff’s motion to amend and denied defendants’ motion to dismiss as moot in light of the amended complaint.  Motions to dismiss the amended complaint were filed on October 7, 2009.

Management intends to vigorously defend the litigation.  While it is possible that the Company may incur a loss related to the above matter, this suit is in its beginning phases and the amount of loss exposure is not estimable.

Shareholder Derivative Action

In addition to the shareholder class actions, on March 30, 2009 and May 9, 2009, two shareholder derivative lawsuits were filed by persons identifying themselves as shareholders of the Company and purporting to act on its behalf, naming the Company as a nominal defendant and naming its former Chief Executive Officer and its current Board of Directors as defendants.

In these actions, the plaintiffs assert claims against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment based on the alleged wrongful conduct complained of in the Federal Action described above.  All of these claims are purportedly asserted derivatively on the Company’s behalf and the plaintiffs seek no monetary recovery against the Company.  The plaintiffs seek, among other relief, disgorgement of all profits, benefits, and compensation received from the individual defendants and plaintiffs’ attorneys’ fees and costs.

By an order entered on June 3, 2009, the superior court consolidated these two cases into one action captioned In re:  NutraCea Derivative Litigation, Case No. CV2009-051495.  Although the parties entered into a stipulation staying the derivative action, the court has ordered that the matter proceed and the parties are discussing a briefing schedule.

Management intends to vigorously defend the litigation.  While it is possible that the Company may incur a loss related to the above matter, however, this suit is in its beginning phases and the amount of loss exposure is not estimable.

SEC Enforcement Investigation

The Company received a letter from the SEC in January 2009 indicating that it had opened an informal inquiry, and the Company subsequently received an informal request for the production of documents in February 2009 relating to a number of 2007 transactions.  In March 2009 the Company received a Formal Order of Private Investigation from the SEC. In June 2009, the Company received a subpoena for the production of documents that largely tracked the SEC’s earlier requests.  The Company has responded to these requests for documents and based on findings related to the internal review and the SEC’s requests, the Company restated its financial statements for 2006, 2007 and the first three quarters of 2008.

Index

Management intends to vigorously defend the litigation.  While it is possible that the Company may incur monetary penalty associated with the above matter, however, there is not sufficient information available to estimate the loss exposure.

W.D. Manor Mechanical Contractors, Inc. and Related Matters

On April 30, 2009, W.D. Manor Mechanical Contractors, Inc. (“W.D.”) filed a complaint against NutraPhoenix, LLC, the Company and other unrelated defendants in Superior Court of Arizona, Maricopa County (CV2009-013957) arising out of the construction of a facility in Phoenix, Arizona that is owned by NutraPhoenix, LLC and at which the Company is the tenant.  W.D. seeks to foreclose a mechanic’s lien and alleges unjust enrichment arising out of the alleged non-payment of $399,589 in regard to labor and materials allegedly performed/provided by W.D.  The Company and NutraPhoenix, LLC are attempting to negotiate a settlement. The Company is subject to various related claims from sub-contractors totaling to $437,000. These claims have been accrued and expensed in our consolidated financial statements as of December 31, 2008. The settlement of these claims is expected to be equal or less than the accrued amount.

Halpern

On January 21, 2009, Halpern Capital Inc, filed a complaint against NutraCea in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida (Case No: 09-04688CA06) arising out of a financial advisory and investment banking relationship.  The two parties have reached a tentative confidential settlement agreement which includes cash payment and warrants. The total value of the expected settlement was accrued in our Consolidated Financial Statements as of December 31, 2008.

Famers’ Rice Milling

Farmers’ Rice Milling (“FRM”) contends that the Company has defaulted by failing to pay the rentals due under two leases between the parties: (i) March 15, 2009 ground lease, as amended by November 1, 2008 and (ii) April 15, 2007 Warehouse lease (collectively the “Leases”).  FRM seeks to terminate the Leases and recover both back and future rent there under. The Company has filed an Answer and Counterclaim and deposited into the registry of the court the sum of $60,425 constituting the rental due under both the Leases, a late fee due under the Warehouse lease plus accrued interest.  This suit was filed in the 14th Judicial District Court on June 24, 2009 and was timely removed to the United States District Court, Western District of Louisiana, Lakes Charles division where it is presently pending.

Management believes that it has meritorious defenses and plans on defending the suit vigorously. Management has not accrued an estimated loss. However, if FRM prevails in the case, the Company will lose the building and permanent fixtures which cannot be removed, totaling approximately $ 3,377,000 as of December 31, 2008.

In addition to the matters discussed above, from time to time the Company is involved in litigation incidental to the conduct of the Company’s business. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on the Company’s financial position or results of operations.

Note 19.  Segment Information

The Company has two reportable segments; NutraCea, which manufactures and distributes ingredients primarily derived from SRB, and Irgovel, our rice-bran oil manufacturing subsidiary in Brazil.  Operating results for the twelve months ended December 31 (the period for Irgovel is from February 18, 2008 through December 31, 2008) and summary financial information as of December 31 for the segments is presented in the following table:

Index

	2008
	Corporate (1)	NutraCea	Irgovel	Consolidated
Net Revenue	$-	$15,023,000	$20,201,000	$35,224,000
Cost of Goods Sold	-	14,633,000	15,783,000	30,416,000
Gross Margin	-	390,000	4,418,000	4,808,000

Depreciation & Amortization	1,924,000	106,000	704,000	2,734,000
Impairment of Goodwill	-	33,231,000	-	33,231,000
Impairment of Investment-PIN	-	3,996,000	-	3,996,000
Gain on VLI deconsolidation	-	(1,199,000)	-	(1,199,000)
Other operating expenses	21,898,000	4,727,000	3,079,000	29,704,000
Gain/(Loss) from Operations	(23,822,000)	(40,471,000)	635,000	(63,658,000)

Interest Expense	(315,000)	-	(413,000)	(728,000)
Other Income/(Expense)	(173,000)	-	(29,000)	(202,000)
Net Income/(Loss) before taxes	(24,310,000)	(40,471,000)	193,000	(64,588,000)

Income tax expense	-	(41,000)	(23,000)	(64,000)
Minority interests	-	80,000	-	80,000
Net (loss) income to common shareholders	$(24,310,000)	$(40,432,000)	$170,000	$(64,572,000)

Plant, Property & Equipment	$4,098,000	$38,209,000	$14,676,000	$56,983,000
Goodwill	$-	$354,000	$5,225,000	$5,579,000

	2007
	Corporate (1)	NutraCea	Consolidated
Net Revenue	$-	$12,726,000	$12,726,000
Cost of Goods Sold	-	8,883,000	8,883,000
Gross Margin	-	3,843,000	3,843,000

Depreciation & Amortization	899,000	285,000	1,184,000
Impairment of Goodwill	-	1,300,000	1,300,000
Impairment of Investment-PIN	-	-	-
Gain on VLI deconsolidation	-	-	-
Other operating expenses	18,918,000	4,027,000	22,945,000
Gain/(Loss) from Operations	(19,817,000)	(1,769,000)	(21,586,000)

Interest Expense	(1,000)	-	(1,000)
Other Income/(Expense)	3,631,000	-	3,631,000
Net Income/(Loss) before taxes	(16,187,000)	(1,769,000)	(17,956,000)

Income tax expense	-	(20,000)	(20,000)
Minority interests	-	-	-
Net (loss) income to common shareholders	$(16,187,000)	$(1,789,000)	$(17,976,000)

Plant, Property & Equipment	$2,626,000	$17,286,000	$19,912,000
Goodwill	$-	$39,510,000	$39,510,000

(1) Includes corporate general and administrative expenses, litigation settlements, amortization of intangible assets, and other expenses not directly attributable to segments.

Index

The following table presents net revenues and long-lived assets by geographic area:

	2008	2007	2006
Net revenue from customers:
United States	$13,638,000	$11,781,000	$16,284,000
Brazil	18,977,000	-	-
Other International	2,609,000	945,000	255,000
Total Revenues	$35,224,000	$12,726,000	$16,539,000

Property, plant and equipment, net:
United States	$42,307,000	$19,912,000	$8,961,000
Brazil	14,676,000	-	-
Total property, plant and equipment, net	$56,983,000	$19,912,000	$8,961,000

Note 20. Preferred and Common Stock

Convertible Series D Preferred Stock

During October 2008, the Company issued to two institutional investors, for the purchase price of $5,000,000, shares of our Series D Convertible Preferred Stock ("Preferred Stock") and five-year warrants to purchase up to 4,545,455 shares of NutraCea Common Stock. The securities were offered in "units" at a price of $1,000 per unit.  The units immediately separated upon issuance.  Each unit consisted of one share of Preferred Stock convertible into 1,818.18 shares of Common Stock at a conversion price per share of Common Stock of $0.55, and a warrant to purchase 909.09 shares of NutraCea Common Stock at an exercise price of $0.55 per share. The investors also received additional warrants that grant them the right, for a period of 60 days after the initial issuance, to purchase an additional $5,000,000 of Preferred Stock and associated warrants on the same terms as the initial issuance.  The investors did not exercise this right. For the sale of 5,000 units we received an aggregate of $4,500,000 net of fees and expenses.

The Preferred Stock is considered to be a financial instrument that is a mandatorily redeemable security, and as such, should be measured at fair value and classified, recorded, and presented as a liability in the financial statements.   Additionally, hybrid financial instruments meeting certain criteria are recorded at fair value and the return paid to the holders as interest expense rather than dividends. Holders of the preferred stock shall have no voting right except as required by applicable law and have a liquidation preference of $5,000,000. The shares of Preferred Stock were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act. There is no established public trading market for the Preferred Stock.

The Preferred Stock accrues preferred dividends at 8% per annum. These dividends are payable quarterly in arrears, commencing on January 1, 2009. Subject to the satisfaction of certain conditions, the dividends are payable in shares of NutraCea Common Stock, but may be paid in cash at NutraCea's election along with a 10% penalty. On December 31, 2008, we paid to the investors $82,417 in cash representing the preferred dividends amount for the period October 17 to December 31, 2008.

NutraCea will redeem all of the Preferred Stock (unless converted) in nine equal monthly installments commencing on February 1, 2009. The redemption amount is payable in shares of NutraCea Common Stock, but may be paid in cash at NutraCea's election. The conversion price and the exercise price for the warrants are each subject to anti-dilution adjustments upon certain stock issuances at a price per share less than the conversion price. Subject to certain limitations, the Company may redeem the Preferred Stock at any time upon 10 days notice at a price equal to 110% of the aggregate stated value of the Preferred Stock being redeemed plus accrued and unpaid dividends thereon.

In December 2008 one investor converted 55 shares of the Preferred Stock into 100,111 shares of the Company’s common stock in accordance with the terms of the Preferred Stock.  At December 31, 2008 there were 4,945 shares of the Preferred Stock outstanding.

Index

On May 7, 2009, NutraCea entered into and consummated two Exchange Agreements with the holders of its Preferred Stock.  The agreements provided for the cancellation of all of the 2,743 then outstanding shares of its Preferred Stock and outstanding warrants to purchase a total of 4,545,455 shares of its common stock held by these holders (“Prior Warrants”), in exchange for 2,743 shares of its Series E Convertible Preferred Stock (“Series E Preferred Stock”) and new warrants to purchase 4,545,455 shares of its common stock (“New Warrants”).  The terms of the New Warrants are substantially similar to the Terms of the Prior Warrants, except that the per share exercise price of the New Warrants is $0.20 and the termination date of the New Warrants is May 7, 2014. Additionally, the new Series E accelerated the redemption and payment of accrued dividends to three equal monthly installments on June 1, 2009, July 1, 2009 and August 1, 2009 as opposed to the Series D redemption requirements of nine equal monthly installments commencing on February 1, 2009.

As of August 2009 we had redeemed all of the Preferred Stock and paid the related dividends.  The Company issued 24,560,625 shares of Common Stock from February through August 2009 for the redemption of the Preferred Stock including dividends.  Additionally, the Company paid $697,000 in cash in December 2008 and January 2009 for the redemption of the Preferred Stock including dividends.  The total interest expense recorded at fair market value of the Common Shares of Stock and cash issued for the dividends on the Preferred D and E Stock Issued was $1,787,000.

Common Stock

On March 25, 2004, the Company established the NutraCea Patent Incentive Plan, which grants 15,000 shares of common stock to each named inventor on each granted patent, which is assigned to NutraCea. Under the terms of this plan during the year ended December 31, 2004, NutraCea issued 180,000 shares of common stock valued at $239,000. During the year ended December 31, 2005, the Company issued 30,000 shares of common stock value at $13,000.  This plan was terminated in October 2005, concurrent with the RiceX merger.

Index

Note 21. Stock Options and Warrants

Expense for stock options and warrants issued to consultants is calculated at fair value using the Black-Scholes-Merton valuation method.  The expected term of the warrants granted to non-employees is equal to the contractual term of the option as required. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant.

On October 31, 2003, the Board of Directors approved and adopted the 2003 Stock Compensation Plan and authorized the President of the Company to execute a registration statement under the Securities Act of 1933 for 10,000,000 shares of common stock. As of December 31, 2008, 2007, and 2006, 9,966,207 shares of common stock and no options have been granted under the 2003 Stock Compensation Plan.

The Company’s Board of Directors adopted our 2005 Equity Incentive Plan (“2005 Plan”) in May 2005 and the Company’s shareholders approved the 2005 Plan in September 2005.  Under the terms of the 2005 Plan the Company may grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services to the Company on such terms as are determined by the Board of Directors.  A total of 10,000,000 shares of common stock are reserved for issuance under the 2005 Plan.  As of December 31, 2008 50,000 shares have been issued under the 2005 Plan.  Pursuant to the 2005 plan 1,573,399 shares underlie outstanding stock options and warrants granted and 8,426,601 shares were available for future grants.  The Company Board of Directors administers the 2005 Plan, determines vesting schedules on plan awards and may accelerate their schedules for award recipients.  The 2005 Plan has a term of 10 years and stock options granted under the plan may not have terms in excess of 10 years.  All options will terminate in their entirety to the extent not exercised on or prior to the date specified in the written notice unless an agreement governing any change of control provides otherwise.

The expense, if any, of stock options issued to employees is recognized over the shorter of the term of service or vesting period. The expense of stock options issued to consultants or other third parties are recognized over the term of service. In the event services are terminated early or no specific future performance is required by the Company, the entire amount is expensed.

Index

The weighted average assumptions used in the pricing model are noted in the table below. The expected term of options is derived using the simplified method, which is based on the average period between vesting term and expiration term of the options. The risk free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of the Company’s stock over a period commensurate with the expected term of the options. The Company believes that historical volatility is indicative of expectations about its future volatility over the expected term of the options.

For options granted after January 1, 2006, the Company expenses the fair value of the option on a straight-line basis over the vesting period for each separately vesting portion of the award. The Company estimates forfeitures and only recognizes expense for those shares expected to vest. Based upon historical evidence, the Company has determined an expected forfeiture rate ranging from 5% to 10%.

The following are the weighted-average assumptions used in valuing the stock options granted during the year ended December 31 and a discussion of the Company’s assumptions:

	2008	2007	2006
Expected volatility	87.00%	69.57%	78.45%
Risk free interest rate	2.10%	4.77%	5.33%
Expected life of options (in years)	3.5294	5.1626	4.757
Weighted average fair value of options granted	$1.85	$3.43	$1.37
Expected dividends	-	-	-

Index

The Company has never declared or paid dividends on its common stock and has no plans to pay dividends in the foreseeable future.

A summary of option activity as of December 31, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Options/Warrants	Price	Life (Years)	Value
Outstanding at January 1, 2008	41,464,685	$1.65	4.63	$20,893,986
Granted	23,203,137	$1.85
Issued in Anti-Dilution (1)	27,640,989
Cancelled in Anti-Dilution (2)	(22,827,437)
Exercised	(1,764,002)	$0.50		$2,098,858
Forfeited/Expired	(7,710,138)	$2.56
Outstanding at December 31, 2008	60,007,234	$1.39	3.93	$1,130,020
Exercisable at December 31, 2008	57,050,977	$1.38	3.90	$1,130,020

1.
As part of the Private Placement Agreement on October 20, 2008, the Company issued warrants to purchase up to 9,090,010 shares of common stock at $0.55 per share.   The warrants issued in connection with the 2005 financing are entitled to protection against dilutive issuances which may occur prior to the date on which they exercise the Warrants. As a result of NutraCea issuing preferred stock and additional warrants, the exercise price of the Warrants were adjusted and the amount of shares were adjusted.

2.	Some of the warrants that are subject to anti dilution required cancellation of the previous warrant and issuance of a new warrant with the anti dilution adjustments included in the new warrant.

The weighted-average grant-date fair value of options granted during 2008 and 2007 was $1.85 and $3.43, respectively. The weighted-average grant-date fair value of options calculated in accordance with FAS 123 granted during 2006 was $1.37.

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $2,099,000, $41,645,000, and $23,032,000 respectively.

The total fair value of options vested during the years ended December 31, 2008, 2007, and 2006 was $3,145,000, $2,952,000, and $7,829,000, respectively.

Index

The Company’s stock options and warrants outstanding, exercisable, exercised and forfeited categorized are as follows:

	Employee and Directors		Consultants and Investors
Stock option and warrant transactions:	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price	Number of shares	Total

Outstanding balance January 1, 2006	$0.34	18,537,465	$0.75	19,745,894	38,283,359
Granted	1.36	1,600,000	1.35	11,629,411
Forfeited, expired or cancelled	0.32	(693,244)	0.54	(175,906)
Exercised	-	-	0.65	(8,155,064)
Outstanding balance December 31, 2006	0.43	19,444,221	1.03	23,044,335	42,488,556
Exercisable balance December 31, 2006	$0.35	17,589,504	$1.01	22,443,726	40,033,230

Outstanding balance January 1, 2007	$0.43	19,444,221	$1.03	23,044,335	42,488,556
Granted	2.97	1,319,000	3.47	13,015,000
Forfeited, expired or cancelled	0.68	(1,160,302)	1.40	(239,940)
Exercised	0.36	(1,564,679)	1.06	(12,392,950)
Outstanding balance December 31, 2007	0.67	18,038,240	2.38	23,426,445	41,464,685
Exercisable balance December 31, 2007	$0.55	16,628,752	$2.28	22,852,997	39,481,749

Outstanding balance January 1, 2008	$0.66	17,052,426	$2.34	24,412,259	41,464,685
Granted	$1.04	6,459,476	$1.06	16,743,661
Issued in anti-dilution			$2.79	27,640,989
Exercised	$0.53	(1,433,990)	$0.21	(330,012)
Forfeited, expired or cancelled	$1.33	(3,267,607)	$2.57	(4,442,531)
Cancelled in anti-dilution			$3.07	(22,827,437)
Outstanding balance December 31, 2008	$0.69	18,860,305	$1.68	41,146,929	60,007,234
Exercisable balance December 31, 2008	$0.61	16,782,228	$1.70	40,268,749	57,050,977

Cash received from warrant and stock options exercises for the years ended December 31, 2008, 2007, and 2006 was $745,000, $9,241,000, and $5,784,000, respectively.

There is no tax effect on the exercise of options in the statement of cash flows because the Company has a full valuation allowance against its deferred income tax assets.

Note 22. Related Party Transactions

2008

Medan, LLC

In March 2008, the Company’s wholly owned subsidiary Medan purchased 9,700 shares of PIN (see Note 12 Acquisition and Joint Venture) from FFOL for $8,175,000. A principal shareholder of FFOL is also a principal shareholder of PAHL. In June 2008, Medan purchased an additional 3,050 shares directly from PIN for $2,500,000 raising the Company’s interest in PIN to 51% of the capital stock in PIN.

Vital Living, Inc.

In September 2008, the Company filed a complaint in Superior Court of Arizona, Maricopa County, alleging that VLI had breached its obligations to the Company under the Notes and the security agreement relating to the notes which the Company had obtained in 2007 (see the year ended December 31, 2007 section of this related party note for additional background).  The Company was seeking, among other things, immediate payment of all outstanding amounts under the Notes and a judgment foreclosing the Company’s security interest in VLI’s assets that secured the Notes.  NutraCea declared an event of default based upon VLI’s written admission to NutraCea that it was unlikely to be able to meet its obligations under the Notes and VLI’s low levels of cash.

Index

Pursuant to the terms of the Asset Purchase Agreement entered into in September 2007, NutraCea had the right to terminate the Asset Purchase Agreement.  In October 2008, the Company terminated the Asset Purchase Agreement.

In December 2008, the Company wrote off the outstanding principal amounts and accrued interest related to the promissory notes entered into with VLI in 2006 in conjunction with the Supply Agreement and the License Label Agreement (see the year ended December 31, 2006 section of this related party note for additional background).  The total amount of principal written of was approximately $666,000.

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

In November 2007, the Company reached a separation agreement with our former Chief Executive Officer, Ms. McPeak, and paid her $1,000,000 in severance.  Ms. McPeak in turn, surrendered all rights to any previous patents issued during her tenure with RiceX and NutraCea.  Ms. McPeak also granted the Company the right of first refusal for the benefit of future patent filings for ten years.

Vital Living, Inc.

In April 2007, the Company acquired the outstanding shares of Series D Convertible Stock (“Preferred Stock”) and secured convertible notes (“Notes”) of VLI.  We paid $1,000,000 to VTLV (see the year ended December 31, 2006 section of this related party note for additional background) for the 1,000,000 shares of Preferred Stock.  The Company also paid $1,000,000 to VTLV for Notes having a principal amount of $1,000,000.  The Company paid $1,941,755 to VTLV II (see the year ended December 31, 2006 section of this related party note for additional background) for Notes having a principal amount of $1,941,755.  The Company also purchased from the other holders of the Notes an aggregate amount of $1,284,000 having the principal amount of $1,284,000.  In total, the Company paid $1,000,000 for the Preferred Stock and approximately $4,226,000 for the Notes. The Notes bore interest at a rate of 12% per annum and had certain conversion rights into VLI common stock.  At the time of the acquisition of the Preferred Stock and Notes, the Company was determined to be the primary beneficiary as defined by FIN 46R and therefore began consolidating the financial results of VLI as a variable interest entity.

At the time of the acquisition of the Preferred Stock and Notes, the Company’s Chief Executive Officer and President, Mr. Edson, was the former CEO and President of VLI from May 2001 to January 2004, and the President of the predecessor company of VLI from April 1999 to May 2001.  Mr. Edson is no longer the Company’s CEO and President as of March 2009.

On September 11, 2007, NutraCea and VLI entered into a letter of agreement to eliminate the conversion rights of the Notes.  In addition, the parties agreed that until such time, if any, as NutraCea gives 30 days prior written notice to VLI, VLI may not pay interest under the Notes in shares of VLI common stock without NutraCea’s consent, and that during such time VLI would not be deemed to be in default under the Notes as a result of not paying the accrued interest in such shares.

On September 28, 2007, the Company entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with VLI.  The Asset Purchase Agreement provided that the Company would purchase substantially all of VLI’s intellectual property and other assets used by VLI and certain subsidiaries in its business, including the rights to nutritional supplements and nutraceutical products that are marketed for distribution to healthcare practitioners.  As part of the transaction, VLI would assign to the Company its rights under various distribution and other agreements relating to the products being acquired.  We would not acquire the inventory, raw materials, cash, or accounts receivable of VLI.

Index

The purchase price consisted of (i) $1,500,000 to be paid by NutraCea at closing, (ii) cancellation of outstanding indebtedness of VLI, its subsidiaries and certain of its related entities to NutraCea, including all of the Notes, and (iii) cancellation of all of the Preferred Stock of VLI held by the Company.  Completion of the transaction was subject to a variety of customary closing conditions, including, among other things, the approval of the transaction by the stockholders of VLI as a special meeting and the absence of a material adverse effect on the assets between the date of the agreement and the closing date.

Additionally during 2007, the Company entered into a business relationship with Wellness Watchers Global, LLC (“WWG”).  WWG was the major customer and major distributor of VLI accounting for a significant portion of VLI’s sales in 2007.  The Chief Executive Officer of VLI, Stuart Benson, was a 50% shareholder of WWG.  In 2007, we recorded $996,000 in revenues to WWG, and $661,000 in 2008.

2006

Vital Living, Inc.

During the first quarter of 2006, Stuart Benson, VLI’s Chief Executive Officer and Gregg Linn, a former officer of VLI, formed VTLV LLC (“VTLV”) as an acquisition vehicle to purchase a portion of the outstanding Notes and Preferred Stock of VLI from the then current holders of the instruments.  During June 2006, VTLV purchased the Notes, having a principal amount of $1,000,000, and the 1,000,000 shares of Preferred Stock, having a principal amount of $1,000,000, for an aggregate amount of $416,667.  The funds to make this purchase were provided to VTLV as follows: NutraCea ($300,000 as a loan), Mr. Benson ($46,000), Mr. Linn ($46,000), and Scott Wilkinson, the former controller of VLI and at the time the Director of Financial Reporting for NutraCea ($25,000).

In September 2006, the Company entered into a Supply Agreement with VLI whereas NutraCea would supply to VLI and VLI would exclusively purchase from the Company its entire requirement of stabilized rice bran.  The terms of the supply agreement was for five years.  VLI signed a promissory note in the principal amount of $300,000 plus interest which would be paid in 60 consecutive monthly payments of $6,000 beginning on October 1, 2007.  The interest rate on the note was 5% per annum.  A principal payment of approximately $84,000 was received by the Company in the second quarter of 2007, and the remaining principal amount and accrued interest were written off as of December 31, 2008.

During November 2006, Mr. Benson formed VTLV II (“VTLV II”) to purchase additional outstanding Notes having an aggregate principal amount of $1,941,755.  The additional Notes were purchased from their then current holders for $1,076,988. The funds to make this purchase were provided to VTLV II as follows: NutraCea ($250,000 as a loan) and Mr. Benson, VLI’s CEO, ($827,000).

In December 2006, the Company entered into a Label License Agreement (“Label Agreement”) with VLI whereas VLI would have the right to use various NutraCea patents with regards to marketing, distribution, and sale of a joint inflammation product.  VLI signed a promissory note in the principal amount of $450,000 for the purchase of this Label Agreement.  The note bore interest at a rate of 8% per annum, and was to be paid in 36 consecutive monthly payments of $12,500 beginning on September 1, 2007.  No payments were received on the note and the entire principal amount and accrued interest were written off as of December 31, 2008.

Note 23. 401(K) Profit Sharing Plan

At the time of the merger with RiceX, the Company adopted RiceX’s 401(k) profit sharing plan (“Plan”) for the exclusive benefit of eligible employees and their beneficiaries. Substantially all employees are eligible to participate in the Plan. Safe harbor contributions to the Plan are a mandatory 3% of the qualified employees’ gross salary, whether or not the employee is a participant in the Plan. Also, in addition to any safe harbor contributions, the Company may contribute to the Plan matching contributions, discretionary profit sharing contributions and Qualified Non-Elective Contributions. For 2008, 2007 and 2006, the Company made matching contributions of $0 $113,000, and $69,000, respectively. In 2008 our Safe Harbor contribution to the 401(k) plan was $185,000.

Index

Note 24. Fair Value Measurement

    As defined in SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

    Level 1:  Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

    Level 2:  Observable prices that are based on inputs not quoted in active markets, but corroborated by market data.

    Level 3:  Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

    In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

    Financial assets carried at fair value as of December 31, 2008 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total

Investment in VLI Sr. Notes and Preferred Stock	$-	$-	$3,626,000	$3,626,000

Total assets at fair value (1)	$-	$-	$3,626,000	$3,626,000

(1) The Company chose not to elect the fair value option as prescribed by SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as short-term and long-term debt obligations and trade accounts receivable and payable, are still reported at their carrying values.

There has been no change to our level 3 investment as of December 31, 2008.

The financial instruments that trade in less liquid markets with limited pricing information generally include both observable and unobservable inputs.  In instances where observable data is unavailable, we consider the assumptions that market participants would use in valuing the assets.  Such investments are categorized in Level 3 as the inputs generally are not observable.  Our evaluation included assessments of the underlying collateral supported by the subsequent sale of the investment to Ceautamed, and discounted cash flow of VLI product business.

Note 25. Subsequent Events

In January and February, 2009 the Company issued to three employees options to purchase a total of 80,000 shares of common stock with vesting periods of five years.  The options expire in five years and have exercise prices per share of $0.70.

In January 2009 NutraCea received a letter from the SEC indicating that it has opened an informal inquiry, and also received a subsequent request for documents in February 2009 requesting that NutraCea voluntarily produce documents relating to several of transactions, including the transactions mentioned in Note 2 – Audit Committee Review and Restatement of Consolidated Financial Statements.  NutraCea voluntarily reported to the SEC that the Audit Committee was conducting an internal review of certain matters.  In February 2009 the Company was further advised by the SEC that the status of their inquiry had been changed to a formal investigation.

On March 9, 2009, NutraCea entered into an employment severance agreement (“Severance Agreement”) with Bradley D. Edson pursuant to which the parties set forth the terms of Mr. Edson’s departure from the Company. As set forth in the Severance Agreement, Mr. Edson resigned from his positions as Chief Executive Officer, President and Director of the Company effective as of March 9, 2009. Under the Severance Agreement, the Company will pay Mr. Edson: (1) an amount equal to six months’ salary, or $156,050, with $78,025 payable on March 9, 2009 and the remaining half payable in three equal consecutive monthly payments beginning on April 1, 2009; (2) COBRA payments until October 31, 2009, and (3) $15,000 per month for two months for consulting services provided by Mr. Edson. The Severance Agreement does not affect Mr. Edson’s stock options, warrants or other stock acquisition rights which shall vest and/or terminate pursuant to their terms.

On March 9, 2009, the Company appointed James C. Lintzenich as Interim Chief Executive Officer.  Mr. Lintzenich will be paid a salary of $15,000 per month to serve in this capacity. As no written agreement exists, Mr. Lintzenich’s monthly pay is the only material term of his employment arrangement.

On March 29, 2009, NutraCea executed a term sheet (“Exchange Term Sheet”) with Cranshire Capital, LP (“Cranshire”) relating to the proposed exchange by NutraCea of shares of a newly created series of convertible preferred stock and warrants to purchase common stock for the Series D Convertible Preferred Stock and warrants to purchase common stock currently held by Cranshire.

On March 29, 2009, NutraCea executed a term sheet with Cranshire (“Financing Term Sheet”) relating to the proposed sale by NutraCea to Cranshire of a secured convertible note in the amount of $1,000,000 and warrants to purchase common stock.

On May 7, 2009, NutraCea entered into and consummated two Exchange Agreements (“Exchange Agreements”) with holders of its Series D Convertible Preferred Stock (“Series D Preferred Stock”), relating to the exchange by NutraCea of the issued and outstanding shares of its Series D Preferred Stock, and warrants to purchase 4,545,455 shares of its common stock (“Prior Warrants”), in exchange for 2,743 shares of its Series E Convertible Preferred Stock (“Series E Preferred Stock”) and warrants to purchase 4,545,455 shares of its common stock (“New Warrants”). The New Warrants have an exercise price of $0.30 per share of common stock.  The New Warrants may be exercised at any time immediately through May 7, 2014.

On May 7, 2009 NutraCea filed a Certificate of Determination, Preferences and Rights of the Series E Convertible Preferred Stock of NutraCea (“Certificate of Determination”) with the Secretary of State of the State of California establishing the Series E Preferred Stock in connection with the offering and exchange of the Series E Preferred Stock pursuant to Section 3(a)(9) of the 1933 Act. The Series E Preferred Stock accrues a 7% per annum preferred dividend.  All shares of capital stock of NutraCea are junior in rank to the Series E Preferred Stock with respect to preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of NutraCea.  In the event of liquidation, dissolution or winding up of NutraCea, the holders of Series E Preferred Stock are entitled to receive in cash out of the assets of NutraCea before any amount is paid to holders of the capital stock of NutraCea of any class junior in rank to the Series E Preferred Stock an amount per share equal to 135% of the purchase price paid for such Series E Preferred Stock, subject to adjustment as provided in the Certificate of Determination.  The Series E Preferred Stock is subject to redemption in cash by NutraCea in three equal installments over three months commencing on June 1, 2009 (each, a “Redemption Date”), subject to certain limitations as set forth in the Certificate of Determination, at a price equal to 110% of the aggregate stated value of the Series E Preferred Stock being redeemed plus accrued and unpaid dividends thereon.  If not redeemed in cash on the applicable Redemption Date, the applicable Series E Preferred Stock shall be automatically converted into common stock in accordance with the terms and conditions of the Certificate of Determination.

Index

By August of 2009 the Company had redeemed all of the Series E Preferred Stock and paid the related dividends. The Company issued 24,560,625 shares of Common Stock from February through August 2009 for the redemption of the Preferred Stock including dividends.  Additionally, the Company paid $697,000 in cash in December 2008 and January 2009 for the redemption of the Preferred Stock including dividends/interest.  The total interest expense recorded at fair market value of the Common Shares of Stock and cash issued for the dividends on the Preferred D and E Stock Issued was $1,787,000.

On June 17, 2009, NutraCea entered into a binding letter of intent (“LOI”) with Ceautamed Worldwide, LLC (“Ceautamed”), with respect to the acquisition by Ceautamed of the following:  (1) senior secured convertible promissory notes that VLI issued to various investors in December 2003 in the principal amount of approximately $4,226,446 and which NutraCea purchased for an aggregate purchase price of $4,226,446; (ii) 1,000,000 shares of VLI’s Series D Preferred Stock, which NutraCea purchased for $1,000,000; (iii) all of the rights of NutraCea in the action entitled NutraCea, Inc. v. Vital Living, Inc. in the Superior Court of Arizona, Maricopa County; and (iv) all of the rights of NutraCea under the security agreements granting a senior security interest in all existing and later acquired assets of VLI.

In consideration for the above, Ceautamed shall pay to NutraCea $3,600,000 plus a contingent amount based on Ceautamed’s gross earnings and revenues.  The purchase price is payable as follows:  $200,000 deposit that was paid to NutraCea on July 29, 2009 and the issuance by Ceautamed of a promissory note in the principal amount of $3,400,000 which shall be paid in 34 consecutive principal monthly installments of $100,000 beginning on August 15, 2009 with the interest to be paid in equal payments over two months following the final principal payment.  The interest rate for the note will be equal to the prime lending rate plus 1% but at no time will the rate be less than 2.5% or greater than 6%.  Following the three year anniversary of the closing of the definitive agreement and for a total term of 120 months, Ceautamed agrees to pay to NutraCea monthly payments equal to 10% of the gross earnings and revenues of Ceautamed (“Earn out”).  Each monthly payment under the promissory note and Earn Out shall be paid directly from a lockbox account that Ceautamed agrees to establish.  The promissory note and the Earn Out shall be secured by a first priority security interest in all of the assets in Ceautamed and the assets owned by VLI.  Upon the closing of the definitive agreement, Ceautamed will execute a stipulated judgment which will provide for immediate and final foreclosure of all the collateral in favor of NutraCea and obligate immediate repayment of any deficiencies in the payment of amounts due under the promissory note or Earn Out and will be filed in the event of Ceautamed’s default under the agreement.

On August 1, 2009, Ceautamed entered into a strict foreclosure agreement with VLI giving Ceautamed substantially all of the assets and business operations of VLI and its subsidiaries to Ceautamed. Upon execution and delivery of the bill of sale under the strict foreclosure agreement, Ceautamed executed and filed on September 29, 2009 with the Court the Stipulation to Dismiss the Lawsuit.  As of September 29, 2009 Ceautamed’s payments and contractual commitments to NutraCea pursuant to this agreement are current.

On July 6, 2009, W. John Short was appointed as President of NutraCea effective July 6, 2009.  Mr. Short and NutraCea entered into an employment agreement on July 6, 2009 which was amended on July 7, 2009 (“Employment Agreement”).  The Employment Agreement has a term ending on June 30, 2012, with the term extended automatically for successive one-year terms unless either party notifies the other in writing at least 180 days prior to the expiration of the then-effective term of such party’s intention not to renew the Employment Agreement.

Index

On July 9, 2009, Olga Hernandez-Longan resigned as Chief Financial Officer of NutraCea effective as of July 31, 2009.

On July 9, 2009, NutraCea received a letter from Wells Fargo Bank, N.A. (“Wells Fargo”) stating that NutraCea (i) had failed to provide audited annual and quarterly financial statements and (ii) allowed a non-permitted lien to be placed on the Monterosa Property (as defined below).  These events constitute an “Event of Default” under the Credit and Security Agreement, dated as of December 18, 2008 between NutraCea and Wells Fargo (the “Agreement”).  Based on these “Events of Default”, Wells Fargo has accelerated the entire principal balance due under the three separate credit facilities as described in NutraCea’s Current Report on Form 8-K filed on December 24, 2008.  NutraCea owes approximately $3.3 million under the credit facilities, which includes principal and interest.  Due to the “Event of Default”, the interest rate was increased to 3.0% above the applicable interest rate for each credit facility.  In addition, Wells Fargo may exercise its right to setoff against NutraCea’s demand deposit account it has with Wells Fargo in order to partially satisfy the amounts due under the credit facilities.  The credit facilities are secured against property owned by NutraCea located at 4502 W. Monterosa Street, Phoenix, Arizona.

On July 23, 2009, Medan, a wholly owned subsidiary of NutraCea, entered into a Stock Purchase Agreement with FFOL to sell 12,750 shares of capital stock of PIN to FFOL, which shares represent 51% of the currently issued and outstanding capital stock of PIN (the “Agreement”).  Pursuant to the Agreement, FFOL agreed to pay $1,675,000 to Medan for the shares, thus completely liquidating NutraCea’a ownership in PIN.

Effective July 27, 2009, NutraCea announced the appointment of William J. (Bill) Cadigan as Vice President - Finance. Mr. Cadigan is a partner with Tatum, LLC, a nationwide executive services firm and has served in numerous business and financial executive positions and interim chief financial officer roles throughout his 30 year career. Mr. Cadigan will report to John Short and will have direct responsibility for all financial and administrative matters of the Company. Following the completion of the Company's 10K and 10Q filings, Mr. Cadigan is expected to be appointed Chief Financial Officer of NutraCea.

On July 28, 2009, NutraCea and Leo Gingras, Chief Operating Officer of the Company, entered into an employment agreement extending the term of Mr. Gingras’ prior employment agreement to June 30, 2012 as well as setting forth revised terms and conditions to Mr. Gingras’ employment.

On July 31, 2009, NutraCea and NutraPhoenix, LLC, a wholly-owned subsidiary of NutraCea, entered into a Forbearance Agreement and Amendment to Credit and Security Agreement ("Forbearance Agreement") with Wells Fargo. The Forbearance Agreement relates to credit facilities under a Credit and Security Agreement dated as of December 18, 2008 (“Credit Agreement”).

The Forbearance Agreement identifies certain existing defaults under the Credit Agreement and provides that Wells Fargo will forbear from exercising its rights and remedies under the Credit Agreement on the terms and conditions set forth in the Forbearance Agreement, until the earlier of January 31, 2010 or until the date that any new default occurs under the Credit Agreement.  In addition, by October 31, 2009, NutraCea must obtain financing of at least $1,250,000 in the form of equity or subordinated debt to be used as working capital.

The Company has determined it is probable that we will not be in compliance with the terms of the forbearance agreement as of October 31, 2009, and therefore the entire loan balance has been classified as a current liability.

The Forbearance Agreement increased the interest rates applicable to each credit facility to the default rates under the Credit Agreement, which is 3.0% above the applicable interest rate for each credit facility.  In addition, the Forbearance Agreement amended the Credit Agreement by (i) decreasing the maximum amount advanced under the line of credit to $1,500,000 from $2,500,000, (ii) terminating the term loan, and (iii) and terminating any obligations Wells Fargo has to make any further advances to NutraCea in connection with the real estate loan.  Pursuant to the Forbearance Agreement, NutraCea agrees to deliver to Wells Fargo a first priority lien on certain real property located in Dillon, Montana.

Index

On August 6, 2009, the Company provided an update on business strategy via a press release.  A key component in the Company’s overall business strategy is to right size its overhead and production capacity and to realign that capacity appropriately to the geographic markets we serve. The Company has been able to meet its manufacturing needs in the production of SRB at its facilities in California and in May 2009 shuttered the facilities in Louisiana in order to reduce expenses while it focus’s on increasing sales. The Company is working to restart production at its Mermentau, LA facility to meet anticipated demand. The Company is involved in litigation related to its Lake Charles, Louisiana facility due to late payments on certain leases and supply agreements. The Company is diligently working to resolve these issues.

Also discussed in the August 6, 2009 press release was that the Phoenix facility is not operating and all cereal and refined SRB products are being manufactured in Dillon, Montana. The Phoenix facility was completed in January, 2009 and the Company received a temporary operating permit from the City of Phoenix at that time. Employees were hired and trained in the fourth quarter of 2008 and test production runs were made in January and February, 2009, in order to train employees and test the equipment. In February, the Company began to reduce its workforce at the facility because of a lack of customer orders. Based on the current level of demand for product and our ability to meet that demand with production from the Dillon facility, the Company is not producing out of its Phoenix facility since April 2009.

On August 14, 2009, NutraCea’s Board of Directors appointed James C. Lintzenich as Interim Principal Financial Officer and Interim Chief Accounting Officer.

On August 14, 2009, NutraCea’s Board of Directors increased the authorized number of directors from seven to nine.  NutraCea currently has six directors.

On August 19, 2009, the Board of Directors determined that in the best interests of NutraCea's shareholders it will immediately modify the compensation arrangements for its board members, chairman, committee chairs, and interim chief executive officer who also serves on the board, to forego cash compensation for all of 2009 and instead receive stock option grants thereby more directly aligning the Board's compensation with the interests of the shareholders. Pursuant to the modified plan, directors will receive options to purchase NutraCea common stock in lieu of cash compensation.  Each director will receive an option to purchase 15,000 shares of NutraCea common stock for each calendar quarter served to be granted at the end of each quarter and to vest immediately.  In addition to the compensation above, the chairman of the board and each committee chairman will receive an option to purchase 9,375 and 3,000 shares of NutraCea common stock, respectively, for each calendar quarter served in 2009 to be granted at the end of each quarter and to vest immediately.  Mr. Lintzenich, as an employee director of NutraCea, will be entitled to one-half of the options as described above.

Note 26. Quarterly Financial Data (Unaudited)

The following tables set forth certain quarterly unaudited operating data for years ended December 31, 2008, 2007 and 2006.  The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown. Please note the sum of the quarterly earnings (loss) per share amounts within a fiscal year may differ from the total earnings (loss) per share for the fiscal year due to the impact of differing weighted average share outstanding calculations. The Company has restated its previously issued unaudited Consolidated Financial Statements for the first three quarters of the year ended December 31, 2008, all quarters of the year ended December 31, 2007, and the fourth quarter of the year ended December 31, 2006. The 2008 quarterly restatements will be given full effect in the financial statements to be included in the Company’s Quarterly Reports on Form 10-Q for the December 31, 2009 quarters, when they are filed.

Index

Statements of Operations Data: (In thousands, except per share data)

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Restated)	(Restated)	(Restated)	(a)

Revenues, as previously reported	$5,111	$10,314	11,058	$6,902
Change to revenues for product revenue recognition	723	702	414	-
Change to revenues for license fee revenue recognition		-	-	-
Revenues, as restated	5,834	11,016	11,472	6,902

Cost of Goods Sold, as previously reported	4,794	7,277	8,704	8,394
Change to cost of goods sold for product revenue recognition	467	469	311	-
Cost of Goods Sold, as restated	5,261	7,746	9,015	8,394

Gross Profit, as reported	317	3,037	2,354	(1,492)
Gross Profit, as restated	573	3,270	2,457	(1,492)

Operating Expenses, as reported	7,400	7,734	7,053	46,730
Change for decrease in bad debt expense	(62)
Change for decrease in legal expense expense	(289)	(33)	(11)
Change for increase in SG&A expenses for VLI	803	139	(942)
Change for decrease in amortization expenses for VLI	(113)	(112)	225
Change for increase in rent expense	(42)	(42)	(42)
Change for increase in depreciation expense	23	23	24
Operating Expenses, as restated	7,720	7,709	6,307	46,730

Other Income/(Expense) as reported	368	(1,184)	388	(621)
Change for equity in subsidiary		(14)	14
Change for decrease in interest expense for VLI	170	170	(340)
Change for increase in interest income	119
Other Income/(Expense), as restated	657	(1,028)	62	(621)

Income Tax Expense, as reported	37	282	222	(476)
Change for decrease in income tax expense		(1)
Income Tax Expense, as restated	37	281	222	(476)

Net Income/(Loss) before minority interest, as reported	(6,752)	(6,163)	(4,533)	(48,367)
Net Income/(Loss) before minority interest, as restated	(6,527)	(5,748)	(4,010)	(48,367)

Minority Interest, as reported	-	(70)	-	(10)
Minority Interest, as restated	-	(70)	-	(10)

Net Income/(Loss) after minority interest, as reported	(6,752)	(6,093)	(4,533)	(48,357)
Net Income/(Loss) after minority interest, as restated	(6,527)	(5,678)	(4,010)	(48,357)

Earnings/(Loss) per Share
Basic, as previously Reported	$(0.05)	$(0.04)	$(0.03)	$(0.30)
Change to income for product revenue recognition	-	-	-	-
Change to revenues for license fee revenue recognition	-	-	-	-
Change to operating expenses for various items	-	-	0.01	-
Basic, as restated	$(0.05)	$(0.04)	$(0.02)	$(0.30)

Diluted, as previously Reported	$(0.05)	$(0.04)	$(0.03)	$(0.30)
Change to income for product revenue recognition	-	-	-	-
Change to revenues for license fee revenue recognition	-	-	-	-
Change to operating expenses for various items	-	-	0.01	-
Diluted, as restated	$(0.05)	$(0.04)	$(0.02)	$(0.30)

Weighted average basic number of shares outstanding, as reported	144,779	151,867	167,866	160,585
Weighted average basic number of shares outstanding, as restated	144,779	151,867	167,994	160,585
Weighted average diluted number of shares outstanding, as reported	144,779	151,867	167,866	160,585
Weighted average diluted number of shares outstanding, as restated	144,779	151,867	167,994	160,585

 (a) Amounts and per share amounts for the fourth quarter of fiscal 2008 have not been previously reported and, accordingly, amounts as shown represent currently reported amounts.

Index

Statements of Operations Data: (In thousands, except per share data)

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues, as previously reported	$1,997	$12,996	$1,520	$5,648
Change to revenues for product revenue recognition		(4,682)	1,901	(1,654)
Change to revenues for license fee revenue recognition		(5,000)	-	-
Revenues, as restated	1,997	3,314	3,421	3,994

Cost of Goods Sold, as previously reported	1,113	3,863	1,635	3,287
Change to cost of goods sold for product revenue recognition		(558)	268	(725)
Cost of Goods Sold, as restated	1,113	3,305	1,903	2,562

Gross Profit, as reported	884	9,133	(115)	2,361
Gross Profit, as restated	884	9	1,518	1,432

Operating Expenses, as reported	2,893	7,363	5,478	11,659
Change for decrease in bad debt expense		(775)	(25)	(2,179)
Change for increase in SG&A expenses for VLI		52	237	714
Change for increase in rent expense		139	(42)	(42)
Change for decrease in amortization expenses for VLI		(38)	(36)	(39)
Change for increase in depreciation expense		23	23	24
Operating Expenses, as restated	2,893	6,764	5,635	10,137

Other Income/(Expense) as reported	1,762	317	742	418
Change for decrease in interest expense for VLI		169	170	171
Change for decrease in interest income		(5)	(57)	(57)
Other Income/(Expense), as restated	1,762	481	855	532

Income Tax Expense, as reported	-	85	(67)	2
Change for decrease in income tax expense
Income Tax Expense, as restated	-	85	(67)	2

Net Income/(Loss) before minority interest, as reported	(247)	2,002	(4,784)	(8,882)
Net Income/(Loss) before minority interest, as restated	(247)	(6,359)	(3,195)	(8,175)

Minority Interest, as reported	-	-	-	-
Minority Interest, as restated	-	-	-	-

Net Income/(Loss) after minority interest, as reported	(247)	2,002	(4,784)	(8,882)
Net Income/(Loss) after minority interest, as restated	(247)	(6,359)	(3,195)	(8,175)

Earnings/(Loss) per Share
Basic, as previously Reported	$-	$0.01	$(0.03)	$(0.06)
Change to income for product revenue recognition	-	(0.01)	0.01	$(0.01)
Change to revenues for license fee revenue recognition	-	$(0.04)	$-	$0.01
Change to operating expenses for various items	-	$0.01	$-	$-
Basic, as restated	$-	$(0.03)	$(0.02)	$(0.06)

Diluted, as previously Reported	$-	$0.01	$(0.03)	$(0.06)
Change to income for product revenue recognition	-	$(0.01)	$0.01	$(0.01)
Change to revenues for license fee revenue recognition	-	$(0.04)	$-	$0.01
Change to operating expenses for various items	-	$0.01	$-	$-
Diluted, as restated	$-	$(0.03)	$(0.02)	$(0.06)

Weighted average basic number of shares outstanding, as reported	111,959	136,257	141,084	142,895
Weighted average basic number of shares outstanding, as restated	111,959	136,907	141,084	142,895
Weighted average diluted number of shares outstanding, as reported	111,959	167,259	141,084	142,895
Weighted average diluted number of shares outstanding, as restated	111,959	136,907	141,084	142,895

Index

Statements of Operations Data: (In thousands, except per share data)

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
				(Restated)

Revenues, as previously reported	$3,782	$4,166	$4,946	$5,196
Change to revenues for product revenue recognition				(1,551)
Revenues, as restated	3,782	4,166	4,946	3,645

Cost of Goods Sold, as previously reported	2,100	2,333	2,535	2,162
Change to cost of goods sold for product revenue recognition				(268)
Cost of Goods Sold, as restated	2,100	2,333	2,535	1,894

Gross Profit, as reported	1,682	1,833	2,411	3,034
Gross Profit, as restated	1,682	1,833	2,411	1,751

Operating Expenses, as reported	1,941	1,543	1,951	2,478
Operating Expenses, as restated	1,941	1,543	1,951	2,478

Other Income/(Expense) as reported	26	109	181	222
Other Income/(Expense), as restated	26	109	181	222

Income Tax Expense, as reported	-	-	-	-
Income Tax Expense, as restated	-	-	-	-

Net Income/(Loss) before minority interest, as reported	(233)	399	641	778
Net Income/(Loss) before minority interest, as restated	(233)	399	641	(505)

Minority Interest, as reported	-	-	-	-
Minority Interest, as restated	-	-	-	-

Net Income/(Loss) after minority interest, as reported	(233)	399	641	778
Net Income/(Loss) after minority interest, as restated	$(233)	$399	$641	$(505)

Earnings/(Loss) per Share
Basic, as previously Reported	$(0.003)	$0.006	$0.009	$0.010
Change to income for product revenue recognition	$-	$-	$-	$(0.020)
Basic, as restated	$(0.003)	$0.006	$0.009	$(0.007)

Diluted, as previously Reported	$(0.003)	$0.006	$0.009	$0.008
Change to income for product revenue recognition	$-	$-	$-	$(0.020)
Diluted, as restated	$(0.003)	$0.006	$0.009	$(0.007)

Weighted average basic number of shares outstanding, as reported	67,119	68,808	71,685	76,692
Weighted average basic number of shares outstanding, as restated	67,119	68,808	71,685	76,692
Weighted average diluted number of shares outstanding, as reported	67,119	68,808	71,685	102,636
Weighted average diluted number of shares outstanding, as restated	67,119	68,808	71,685	76,692

Note 27.  Impairment of Goodwill

Goodwill is initially recorded at fair value and is not amortized, but is evaluated for impairment at least annually or more frequently if impairment indicators are present.  In accordance with Statement of Financial Accounting Standards, No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”), the Company is required to test goodwill for impairment at least annually and more often if an event occurs or circumstances change that “more likely than not” reduce the fair value of a reporting unit below its carrying value . In assessing the recoverability of goodwill, the Company makes estimates and assumptions about sales, operating margin terminal growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data.   There are inherent uncertainties related to these factors and management’s judgment in applying these factors.  The fair value of a reporting unit has been determined using an income approach based on the present value of the future cash flows of each reporting unit. The goodwill impairment test compares the fair value of individual reporting units to the carrying value of these reporting units. If fair value is less than carrying value then goodwill impairment may be present. The market value of the Company’s common stock is an indicator of fair value and a consideration in determining the fair value of the company’s reporting units.

Index

For the twelve months ended December 31, 2008 the Company assessed the fair value of its reporting units compared to their respective carry values as of December 31, 2008.  As a result the Company determined that the carrying value of the Company NutraCea segment exceeded the fair value and therefore the Company recorded a non-cash goodwill impairment charge of $33,231,000.  The impairment charge is a result of a combination of factors, including declining current and projected sales, insufficient working capital cash flows and continued decline in Company’s share price.

The first step of the SFAS No. 142 impairment analysis consisted of a comparison of the fair value of the reporting unit with its carrying amount, including the goodwill. The Company performed extensive valuation analyses, utilizing both income and market-based approaches, in its goodwill assessment process. The following describes the valuation methodologies used to derive the estimated fair value of the reporting unit.

Income Approach: To determine fair value, the Company discounted the expected future cash flows of the reporting unit, using a discount rate, which reflected the overall level of inherent risk and the rate of return an outside investor would have expected to earn. To estimate cash flows beyond the final year of its model, the Company used a terminal value approach. Under this approach, the Company used estimated operating income before interest, taxes, depreciation and amortization in the final year of its model, adjusted to estimate a normalized cash flow, applied a perpetuity growth assumption, and discounted by a perpetuity discount factor to determine the terminal value. The Company incorporated the present value of the resulting terminal value into its estimate of fair value.

Market-Based Approach: To corroborate the results of the income approach described above, the Company estimated the fair value of its reporting unit using several market-based approaches, including the guideline company method which focused on comparing its risk profile and growth prospects to a select group of publicly traded companies with reasonably similar guidelines.

Based on the SFAS No. 142 “step one” analysis that was performed, the Company determined that the carrying amount of the net assets of the reporting unit was in excess of its estimated fair value. As such, the Company was required to perform the “step two” analysis, in order to determine the amount of any goodwill impairment. The “step two” analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill based on a hypothetical allocation of the estimated fair value to the net assets. Based on the “step two” analysis, the Company concluded that the recorded goodwill was impaired. As a result, the Company recorded a non-cash goodwill impairment charge of $33,231,000. The allocation discussed above was performed only for purposes of assessing goodwill for impairment; accordingly, the Company has not adjusted the net book value of the assets and liabilities on the Company’s Consolidated Balance Sheet, other than goodwill, as a result of this process.

In May 2009, the Company’s Grainovation facility in Freeport, Texas was closed due to lack of demand and reduction in company wide capacity needs.  Goodwill of $917,000 associated with the purchase of Grainovation was impaired as of December 31, 2008.

 In April, 2007, the Company purchased, for $5,226,000, certain debt securities of VLI (see Note 12 to the Consolidated Financial Statements).  In September 2007, the Company entered into an asset purchase agreement in which the company agreed to buy the assets of VLI for an additional $1,500,000 and the forgiveness of the debt securities and certain other indebtedness of VLI.  We recorded that contingent liability in our financial statements as of December 31, 2007.  As a result, the total increase in goodwill on the Company’s Consolidate Financial Statements in 2007 associated with this transaction was $7,579,000.  The Company evaluated this intangible and determined that the value based upon the Company’s analysis was $6,279,000 as of December 31, 2007.  As a result the Company recorded an intangible impairment of $1,300,000 in 2007.

Index

	Balance	2007		Balance	2008		VLI	Balance
	12/31/2006	Addition	Impairment	12/31/2007	Addition	Impairment	Deconsolidation	12/31/2008

NutraCea	32,314,000	-	-	32,314,000	-	(32,314,000)	-	-
Grainnovation	-	917,000	-	917,000	-	(917,000)	-	-
Vital Living Inc.	-	7,579,000	(1,300,000)	6,279,000	-	-	(6,279,000)	-
Irgovel	-	-	-	-	5,579,000	-	-	5,579,000
Total	32,314,000	8,496,000	(1,300,000)	39,510,000	5,579,000	(33,231,000)	(6,279,000)	5,579,000

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEA

Dated: October 18, 2009	/s/ James C. Lintzenich
Name: James C. Lintzenich
Title: Interim Chief Executive Officer
NutraCea