Form 10-Q
period 2009-03-31
NUTRACEA
filed 2011-02-24
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-32565

NUTRACEA
(Exact Name of Registrant as Specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	87-0673375 (I.R.S. Employer Identification No.)
6720 North Scottsdale Road., Suite 390 Scottsdale, AZ (Address of Principal Executive Offices)	85253 (Zip Code)
Issuer’s telephone number, including area code: (602) 522-3000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer:, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange.

Large accelerated filer ☐     Accelerated filer ☐

Non-accelerated filer ☒ (do not check if a smaller reporting company)     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act).  Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of January 31, 2011, 195,509,109 shares of the registrant’s common stock were outstanding.

FORM 10-Q

Index

NUTRACEA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
	2009	2008 (Restated)
Revenues
Net product revenues	$7,201,000	$5,807,000
Royalty, label and licensing fees	11,000	27,000
Total revenues	7,212,000	5,834,000

Cost of goods sold	6,256,000	5,261,000

Gross profit	956,000	573,000

Operating expenses
Selling, general and administrative	5,683,000	5,484,000
Research and development	519,000	264,000
Bad debt (Recovery)/Expense	(64,000)	303,000
Professional fees	1,132,000	1,669,000
Total operating expenses	7,270,000	7,720,000

Loss from operations	(6,314,000)	(7,147,000)

Other income (expense)
Interest income	99,000	379,000
Interest expense	(546,000)	50,000
Warrant liability income	1,694,000	—
Loss on equity method investments	(4,000)	(17,000)
Foreign exchange loss	(320,000)	—
Other income	136,000	245,000

Loss before income taxes	(5,255,000)	(6,490,000)

Income tax benefit/(expense)	186,000	(37,000)
Net loss	(5,069,000)	(6,527,000)

Net loss attributable to non-controlling interest	76,000	—
Net loss attributable to NutraCea	$(4,993,000)	$(6,527,000)

Loss per share attributable to NutraCea
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)

Weighted average number of shares outstanding
Basic	169,365,000	144,779,000
Diluted	169,365,000	144,779,000

See Notes to Condensed Consolidated Financial Statements.

Index

NUTRACEA
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,171,000	$4,867,000
Restricted cash	3,853,000	3,853,000
Trade accounts receivables, net of allowance for doubtful accounts of $297,000 and $365,000 respectively	2,566,000	2,978,000
Inventories	4,593,000	3,883,000
Notes receivable, current portion, net of allowance for doubtful notes receivable of $550,000 and $550,000, respectively	122,000	308,000
Deposits and other current assets	2,447,000	3,290,000
Assets held for sale	822,000	822,000
Total current assets	15,574,000	20,001,000

Restricted cash	1,344,000	1,344,000
Notes receivable, net of current portion	—	—
Property, plant and equipment, net	53,405,000	56,983,000
Equity method investment	2,765,000	2,768,000
Investment in VLI Sr Notes and Preferred Stock	3,626,000	3,626,000
Intangible assets, net	10,442,000	12,043,000
Goodwill	4,315,000	5,579,000
Other non-current assets	36,000	36,000
Total assets	$91,507,000	$102,380,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,616,000	$3,415,000
Accrued expenses	6,770,000	8,475,000
Deferred rent incentive - current portion	168,000	168,000
Notes payable and long-term debt, current portion	6,227,000	6,159,000
Deferred revenue	307,000	137,000
Convertible, series D preferred stock, no par value, $1,000 stated value, 10,000 shares authorized, 5,000 shares issued, 3,277 and 4,945 shares outstanding, respectively	3,277,000	4,945,000
Total current liabilities	23,365,000	23,299,000

Long-term liabilities:
Deferred rent incentive - net of current portion	1,008,000	1,051,000
Notes payable and long-term debt, net of current portion	5,051,000	4,717,000
Deferred tax liability	3,948,000	4,187,000
Warrant liabilities	2,219,000	—
Other non-current liabilities	1,000,000	1,000,000
Total liabilities	36,591,000	34,254,000

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 350,000,000 shares authorized, 173,254,000, and 168,125,000 shares issued and outstanding	201,032,000	199,485,000
Accumulated deficit	(142,042,000)	(133,136,000)
Accumulated other comprehensive income (loss)	(3,950,000)	1,857,000
Total equity attributable to NutraCea	55,040,000	68,206,000
Noncontrolling interest	(124,000)	(80,000)
Total equity	54,916,000	68,126,000
Total liabilities and equity	$91,507,000	$102,380,000

See Notes to Consolidated Financial Statements.

Index

NUTRACEA
CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOW
(unaudited)

	Three Months Ended March 31,
		2008
	2009	(Restated)
Cash flow from operating activities:
Net loss	$(5,069,000)	$(6,527,000)
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	1,746,000	751,000
Provision for doubtful accounts and notes	(64,000)	303,000
Loss/(Gain) on foreign translation	320,000	—
Stock-based compensation	130,000	800,000
Stock-based interest expense	295,000	—
Warrant liability income	(1,694,000)	—
Deferred tax benefit	(186,000)	—
Loss on equity investments	4,000	17,000

Changes in operating assets and liabilities:
Trade accounts receivable	497,000	444,000
Inventories	(699,000)	(1,769,000)
Other current assets	726,000	559,000
Accounts payable and accrued expenses	1,554,000	5,396,000
Deferred rent incentive	(5,000)	—
Deferred revenue	170,000	(498,000)

Net cash used in operating activities	(2,275,000)	(524,000)

Cash flows from investing activities:
Issuance of notes receivable	—	(182,000)
Proceeds of payments from notes receivable	187,000	677,000
Purchases of property and equipment	(1,208,000)	(8,128,000)
Investment in Irgovel, net of cash acquired	—	(14,970,000)
Investment in PIN	—	(8,175,000)
Restricted cash	—	(4,523,000)
Purchases of other assets and intangibles	(121,000)	(385,000)

Net cash used in investing activities	(1,142,000)	(35,686,000)

Cash flows from financing activities:
Payments on redemption of preferred stock	(556,000)	—
Principal proceeds/(payments) on notes payable	233,000	(7,000)
Proceeds from noncontrolling interest	32,000	—
Registration costs paid	—	(61,000)
Proceeds from exercise of common stock options and warrants	—	685,000

Net cash (used)/provided by financing activities	(291,000)	617,000

Effect of exchange rate changes on cash and cash equivalents	12,000	111,000

Net increase (decrease) in cash and cash equivalents	(3,696,000)	(35,482,000)

Cash and cash equivalents, beginning of period	4,867,000	41,198,000
Cash and cash equivalents, end of period	$1,171,000	$5,716,000

Non-cash investing activities:
Conversion of Series D Preferred Stock to common stock	$1,112,000	$—
Supplemental disclosures:
Cash paid for interest during the year	$220,000	$120,000
Cash paid for income taxes during the year	—	37,000

See Notes to Condensed Consolidated Financial Statements.

Index

NUTRACEA
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Interim Financial Statements”) of NutraCea and subsidiaries (“NutraCea” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes and other financial information included in audited financial statements were condensed or omitted. The Interim Financial Statements contain all adjustments necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented.

These Interim Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008.

The interim results of operations and interim cash flows for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period and have been prepared assuming the Company will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses and negative cash flows from operations.  In the past the Company has turned to the equity markets for additional liquidity.  This is not a likely source of funds at this time due to the Company’s financial position and the state of the equity markets.

The Company restated its consolidated balance sheet and its consolidated statements of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for its fiscal years ended December 31, 2006 (“fiscal 2006”) and December 31, 2007 (“fiscal 2007”).  In addition, certain restatement adjustments affected interim financial information for all of the quarters of fiscal 2007 and the first three quarters of the fiscal year ended December 31, 2008 (“fiscal 2008”) previously filed on Form 10-Q.  The Company did not amend its prior Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement adjustments.  The financial statements and related interim financial information contained in such reports were superseded by the information in the Annual Report on Form 10-K for 2008 filed on October 20, 2009.

Management evaluated all activity of the Company through February 24, 2011 (the issue date of the interim financial statements) and concluded that no subsequent events have occurred that would require recognition in the interim financial statements or disclosure in the notes to the interim financial statements, other than as discussed elsewhere in the Notes to Condensed Consolidated Financial Statements.

Index

Chapter 11 Reorganization - On November 10, 2009, NutraCea (the “Parent Company”) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”), in the proceeding entitled In re:  NutraCea., Case No. 2:09-bk-28817-CGC (the “Chapter 11 Reorganization”).  None of the Parent Company’s subsidiaries, including its Brazilian rice bran oil operation, Irgovel, were included in the bankruptcy filing. The Parent Company continued to manage its assets and operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Parent Company in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization and amounted to $7 million as of December 31, 2009 plus outstanding indebtedness. Additional claims arose subsequent to the filing date from the Parent  Company’s business operations, its secured borrowing from Wells Fargo Bank, N.A., acting through its Business Credit operating division (“WFBC”), its employment of professionals, its disposition of certain non-core assets (as described below) and its treatment of certain executory contracts.  The claim of WFBC, the primary secured creditor of the Parent Company, was secured by perfected liens against the Parent Company’s real and personal property, including, without limitation, its plant and equipment, trade receivables and inventory. The WFBC loan was paid in full as of December 31, 2010.

On August 10, 2010, the Parent Company and the Official Unsecured Creditors Committee filed with the Bankruptcy Court an amended plan of reorganization (the “Amended Plan”) in accordance with the Bankruptcy Code. The Amended Plan calls for the payment in full of all allowed claims.  Creditors voted overwhelmingly in favor of the Amended Plan and, on October 27, 2010, the Bankruptcy Court entered its order confirming the Amended Plan.  The confirmation order became final on November 10, 2010, and the Amended Plan became effective on November 30, 2010.  The Parent Company’s payment obligations under the Amended Plan are estimated to total $7 million.  It intends to discharge these obligations by selling non-core assets, collecting outstanding receivables, and borrowing on a secured basis.  To secure a portion of these payment obligations, unsecured creditors were granted a lien in all of the Parent Company’s assets.  The lien is administered and may be enforced by a Plan Agent, who was jointly selected by the Parent Company and the Official Unsecured Creditors Committee.  The Plan Agent may, among other things, sell specified assets of the Company if the payment benchmarks set forth in the Amended Plan are not met.

Under the Amended Plan, if the Company fails to meet certain payment benchmarks to our general unsecured creditors as described in the Amended Plan, the Plan Agent may direct and control the sale of (i) our Dillon, Montana facility, (ii) all of our loose equipment, and, if the third payment benchmark is not met, (iii) the sale of equipment located in our Lake Charles, Louisiana facility, and (iv) the sale of any other pledged assets.  The general unsecured creditors may retain up to 100% of net proceeds from any such sale in satisfaction of their claims.  Since we will not be able to control the sale of the above assets if we do not meet the payment benchmarks, we cannot guarantee that the assets will be sold at a value satisfactory to us.

Liquidity and Management’s Plans

The Company has experienced recurring losses and negative cash flows from operations.  Due to defaults under its credit agreement with Wells Fargo, the Company’s credit lines were reduced to approximately $3,500,000 as of July 2009, which was the level of the current outstanding loans and obligations at that time.  NutraCea also entered into a forbearance agreement with Wells Fargo pursuant to which Wells Fargo agreed to forebear from exercising its rights and remedies with respect to the existing defaults.  NutraCea was behind on its payments to vendors and had defaulted on several agreements due to non-payment resulting in declaring bankruptcy as described in the preceding paragraph.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Index

Management has taken steps to improve profitability and liquidity by reducing our U.S. based employee headcount at both the corporate and plant operations level. The reductions in force that occurred at various times throughout 2009 resulted in annualized savings of approximately $2.4 million (unaudited). In January of 2010, an additional corporate reduction in force was enacted resulting in annualized savings of $0.8 million (unaudited). Effective January 1, 2010, the Company moved its corporate headquarters to less expensive office space resulting in yearly rent savings of approximately $1.2 million (unaudited). The combined effect of the cost cutting efforts total $4.4 million (unaudited).

In the ongoing effort to improve profitability, significant emphasis will be placed on growing sales. The growth of revenues is expected to include the following:

●	growing sales in existing markets, including bulk SRB and rice bran oil; and
●	aligning with strategic partners who can provide channels for additional sales of our products including rice-bran oil extraction.

In the past the Company has turned to the equity markets for additional liquidity.  This is not a likely source of funds at this time due to the Company’s financial position, the state of the equity markets and the bankruptcy filing. Combined with expense reduction efforts and growth of sales, Company management intends to provide the necessary cash to continue operations through the monetization of certain assets and is expected to include some or all of the following:

●	sale or a sale- lease back of certain of the Company’s facilities;
●	sale of a non-controlling interest in one or more of the Company’s subsidiaries;
●	sale of certain trademarks to strategic buyers that could become long-term buyers of bulk SRB; or
●	sale of surplus equipment

We have already taken steps to pursue several of these potential sources of cash.  Successful monetization of one or more of the assets identified above could yield sufficient cash to enable the Company to remain a going concern.  Some of these sales could result in additional non-cash write downs of asset values.  Although management believes that they will be able to obtain the funds necessary to continue as a going concern there can be no assurances that the means for maintaining this objective will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2.  General Business

NutraCea and its consolidated subsidiaries (the “Company”) is a food ingredient and health company focused on the development and distribution of products based upon the use of stabilized rice bran (“SRB”) and proprietary rice bran formulations.  Rice bran is the outer layer of brown rice which is typically a waste by-product of the commercial rice industry.  These products include food supplements and medical food which provide health benefits for humans and animals (known as “Nutraceuticals”) based on SRB, rice bran derivatives and rice bran oil.

Index

On October 4, 2005, the Company consummated the acquisition of RiceX Company (“RiceX”) pursuant to the terms of an Agreement and Plan of Merger, dated April 4, 2005.  RiceX survived the merger as a wholly-owned subsidiary of NutraCea.  RiceX shareholders received 0.76799 of NutraCea common stock for each share of RiceX common stock.  RiceX shareholders received 28,272,064 shares of NutraCea common stock, valued at $29,120,000 and NutraCea assumed the outstanding RiceX options and warrants to purchase 11,810,496 shares of NutraCea common stock valued at $11,422,000.

Due to the acquistion of RiceX, the subsequent reorganization of the Company, and the acquisition of Irgovel - Industria Riograndens De Oleos Vegetais Ltda. (“Irgovel”), the Company now operates in two segments, NutraCea and Irgovel.

Note 3.  Summary of Significant Accounting Policies

Revenue Recognition - The Company recognizes revenue for product sales when title and risk of loss pass to its customers, generally upon shipment for domestic customers and upon receipt for international customers and when provisions for estimates, including discounts, and price adjustments are reasonably determinable. Provisions for routine sales discounts, volume allowances, and adjustments are made in the same period the sales are recorded. No revisions were made to the methodology used in determining these provisions during the quarter ended June 30, 2009. Deposits are deferred until either the product has been shipped or conditions relating to the sale have been substantially performed.

Revenue from direct customers is recognized when shipment of goods occur. Each transaction is individually evaluated to determine if all of the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. If any of the above criteria cannot be satisfied then such a transaction is not recorded as revenue, or is recorded as deferred revenue and recognized only when the sales cycle is complete and payment is either received or becomes reasonably assured.  There are no refund rights on sales. Changes in judgments and estimates regarding the application of the above mentioned four criteria might result in a change in the timing or amount of revenue recognized by such transactions.

The Company also sells certain products such as infant cereal through a network of resellers and distributors.  Revenue is recognized from these customers upon shipment of products.  Each transaction is evaluated to determine if all of the following criteria’s have been met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred; 3) the selling price is fixed and determinable; and 4) collectability is reasonably assured. If collectability is not reasonably assured, then revenue is recognized on a cash basis.  The Company generally does not allow right of return.

Occasionally, the Company will grant exclusive use of labels to customers in specific territories in exchange for a nonrefundable fee. Each label licensing provision is considered to be a separate unit of accounting.  Revenue from such transactions is recognized over the licensing period.

Warrants – The Company accounts for its anti-dilutive warrants in accordance with the provisions of ASC 815 Derivatives and Hedging (previously EITF 07-5, Determining Whether an instrument (or an Embedded Feature) is indexed to an Entity’s Own Stock). These warrants are valued using the Lattice model each reporting period and the resultant change in fair value is recorded in the Statements of Operations as other income and expense.

Index

Note 4.  Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162 (as codified in the FASB Accounting Standards Codificationtm (“ASC” or “Codification”) topic 105, Generally Accepted Accounting Principles (“ASC 105”)). ASC 105 establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. Following this update to ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”), or Emerging Issues Task Force (“EITF”) Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The Company adopted the requirements of this standard for the quarter ended September 30, 2009. The adoption of this update to ASC 105 did not have a material impact on the Company’s Condensed Consolidated Financial Statements. All accounting references have been updated, and therefore SFAS references have been augmented with ASC references. In future filings all accounting references will refer to the Codification only.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” codified into ASC 810.  The revised guidance requires an enterprise to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This update to ASC 810 becomes effective for the Company on January 1, 2010. The adoption of the requirements under this update to ASC 810 will not have a material impact on the Condensed Consolidated Financial Statements.

On June 30, 2009, the Company adopted FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“ASC 820”). The update to this ASC 820 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of this update to ASC 820 did not have an impact on the Condensed Consolidated Financial Statements.

Index

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (codified into ASC 825, Financial Instruments (“ASC 825”)). This update to ASC 825 requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of ASC 825. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. This update to ASC 825 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The Company adopted the requirements of this standard as of June 30, 2009. Other than the required disclosures, the adoption of this update to ASC 825 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (as codified in ASC topic 320, Investments — Debt and Equity Securities (“ASC 320”)). This update to ASC 320 amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and EITF Issue 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (all of which are codified in ASC 320), to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company adopted the requirements of this standard as of June 30, 2009. The adoption of this update to ASC 320 did not have a material impact on the Company’s  Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“ASC 805”), which was issued on April 1, 2009. This update to ASC 805 applies to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies as defined in this FSP and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently in accordance with the provisions of ASC 805; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. The adoption of the requirements under this update to ASC 805 did not have an impact on the Condensed Consolidated Financial Statements.

Index

On January 1, 2009, the Company adopted SFAS No. 160, Non-controlling Interests in Condensed Consolidated Financial Statements — an amendment of ARB 51 (“ASC 810”). This update to ASC 810 amends Accounting Research Bulletin No. 51, Condensed Consolidated Financial Statements (which is codified in ASC 810), to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a non-controlling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This update to ASC 810 requires, among other items, that a non-controlling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The result of the adoption of the requirements under this update to ASC 810 is included in these Condensed Consolidated Financial Statements and did not have a material impact.

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“ASC 260”). This update to ASC 260 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company adopted the requirements of this standard as of January 1, 2009. The adoption to this update to ASC 260 did not have an impact on the Company’s Condensed Consolidated Financial Statements.

            In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“ASC 470”). Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules for the convertible debt is that the equity component would be included in the paid-in-capital section of stockholders’ equity on the consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the convertible debt instruments. The Company adopted the requirements of this standard as of January 1, 2009.  The adoption of this update to ASC 470 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“ASC 350”).  This update to ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Goodwill and Other Intangible Assets in order to improve the consistency between the useful life of a recognized intangible asset under ASC 142 and the period of expected cash flows used to measure the fair value of the asset under ASC 805 Business Combinations (“ASC 805”), and other GAAP. The Company adopted the requirements of this standard as of January 1, 2009.  The adoption of this update to ASC 350 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Index

 In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“ASC 815”). This update to ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted the requirements of this standard as of January 1, 2009.  The adoption of this update to ASC 815 did not have an impact on the Company’s Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“ASC 805”). This update to ASC 805 replaces SFAS No. 141, Business Combinations, and retains the fundamental requirements in SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. This update to ASC 805 requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values at that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The Company adopted the requirements of this standard as of January 1, 2009. The adoption of this update to ASC 320 did not have an impact on the Company’s Condensed Consolidated Financial Statements as it has not yet completed a business acquisition since that date.

Note 5.  Stock-Based Compensation

The Company accounts for its stock based compensation in accordance with ASC 718 Stock Compensation (ASC 718). The Company uses the Black-Scholes-Merton option pricing model to estimate fair value. The Black-Scholes-Merton option pricing model requires the Company to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management’s judgment regarding market factors and trends. The Company recognizes the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeiture rates. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense are recorded.

The Company accounts for stock-based compensation awards granted to non-employees and consultants by determining the fair value of the awards granted at either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is a more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (2) the date at which the counterparty’s performance is complete. The expense of stock awards issued to consultants or other third parties are recognized over the term of service. In the event services are terminated early or no specific future performance is required by the Company, the entire amount is expensed.

Index

Stock-based compensation expenses consisted of the following for the three months ended March 31:

	2009	2008
	(unaudited)

Consultants	$78,000	$397,000
Directors	18,000	197,000
Executive Officer and Employees	34,000	456,000
Total stock-based compensation expense	$130,000	$1,050,000

The following weighted average assumptions used in valuing options granted for the three months ended March 31:

	2009	2008
Expected volatility	91.39%	81.90%
Risk-free interest rate	1.07%	3.10%
Expected life (in years)	4.82	4.83
Weighted average fair value of options granted	$0.70	$1.47
Expected dividends	—	—
Forfiture Rate	5-10%	5-10%

The following is a summary of stock option activity as of March 31, 2009:

		Weighted
		Average
	Number of Shares	Exercise
		Price
	Under Option	per Share

Outstanding at December 31, 2008	25,193,000	$0.80
Options granted	80,000	0.70
Issued in anti-dilution	—	—
Cancelled/forfeited in anti-dilution	—	—
Options exercised	—	—
Options cancelled/forfeited	(2,636,000)	0.97
Outstanding at March 31, 2009	22,637,000	$0.78
Vested in the period ended March 31, 2009	274,000	$1.64
Options exercisable at March 31, 2009	21,531,000	$0.74

Index

As of March 31, 2009, the Company had $97,000 in total unrecognized compensation expense related to stock options that will be recognized over the remaining weighted average period of 1.4 year.

As of March 31, 2009, options to purchase approximately 22,637,000 shares of the Company’s common stock were outstanding.  Of these, none were “in the money” at March 31, 2009.

Note 6. Inventory

Inventory is stated at the lower of cost or market, with the cost determined by the first-in, first-out method.  We employ a full absorption procedure using standard cost techniques. The standards are customarily reviewed and adjusted annually so that they are materially consistent with actual purchase cost. Provision for potentially obsolete or slow moving inventory are made based on our analysis of inventory levels, historical obsolescence and future sales forecasts.

Inventories composed of the following:

	March 31, 2009	December 31, 2008

Finished goods	$2,530,000	$2,320,000
Work in process	636,000	167,000
Raw materials	841,000	849,000
Packaging supplies	586,000	547,000
Total inventories	$4,593,000	$3,883,000

Note 7. Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and consists of the following:

	March 31, 2009	December 31, 2008

Land	$3,128,000	$3,128,000
Furniture and fixtures	3,133,000	3,068,000
Plant	25,673,000	15,556,000
Computer and Software	1,107,000	724,000
Vehicles	338,000	338,000
Leasehold improvements	3,715,000	3,727,000
Machinery and Equipment	20,450,000	21,705,000
Construction in progress	4,028,000	15,958,000
Subtotal	61,572,000	64,204,000
Less accumulated depreciation	8,167,000	7,221,000
Total	$53,405,000	$56,983,000

Index

Depreciation expense for the three months ended March 31, 2009 and 2008 was $1,195,000 and $542,000, respectively.

During the fourth quarter of 2008 management implemented a plan to sell certain equipment located at its Lake Charles, Louisiana facility. The equipment is classified in current assets as held-for-sale with a carrying value of $822,000 as of March 31, 2009.

Note 8. Intangible Assets and Goodwill

Intangible Assets consist of the following at:

	Original Cost	Accumulated Amortization	Net Book Value
March 31, 2009
Amortized intangible assets:
Patents	$2,645,000	$664,000	$1,981,000
Trademarks	6,002,000	1,074,000	4,928,000
Customer lists	3,982,000	476,000	3,506,000
Non-Compete	650,000	623,000	27,000
	$13,279,000	$2,837,000	$10,442,000

December 31, 2008
Amortized intangible assets:
Patents	$2,524,000	$617,000	$1,907,000
Trademarks	6,984,000	1,018,000	5,966,000
Customer lists	4,309,000	247,000	4,062,000
Non-Compete	650,000	542,000	108,000
	$14,467,000	$2,424,000	$12,043,000

Amortization expense for the three months ended March 31, 2009 and 2008 was $552,000 and $209,000, respectively and is expected to be $1,489,000 for the remainder of 2009 and $1,848,000, $1,764,000, $894,000, $894,000 and $893,000 for the years ended December 31, 2010 through 2014, respectively.

During December 2008 management decided to cease all marketing efforts under the Dr. Vetz trademark acquired in September 2007. The demand for these products declined significantly and products held in inventory only had a shelf-life of three months, causing the Company to destroy the entire remaining inventory. The Company recorded a loss on the disposal of this product line of $598,000 in 2008 consisting of inventory of $339,000 and the trademark valued at $259,000 (net of $37,000 accumulated amortization).

In August 2008 CURA Pharmaceutical Co. (“CURA”) reached a settlement agreement on a lawsuit which had been filed against it as a result of the products which were being distributed by NutraCea/Cura LLC (“NCC”), a limited liability company formed between NutraCea and CURA.  Pursuant to the terms of the agreement, CURA received a settlement of $340,000 which was assigned to NutraCea, and NCC returned its remaining inventory of approximately $135,000 to a third party.  The Company recorded a loss on disposal of assets of approximately $131,000 in 2008 for the unamortized portion of the intangible asset.  The overall effect of the transaction resulted in a net gain on settlement of the assets of NCC of approximately $75,000 (see Note 11 Acquisition and Joint Ventures).

Index

				Loss on
	Acquisition	Acquisition	Accumulated	Disposal
	Date	Value	Amortization	of Asset
Dr. Vetz trademark	8/28/2007	$296,000	$37,000	$259,000
Cura Supply agreement	9/1/2007	220,000	89,000	131,000

		$516,000	$126,000	$390,000

Changes in the carrying amounts of goodwill is summarized as follows:

Total
Goodwill balance at December 31, 2008	$5,579,000
Foreign currency translation	(1,264,000)
Goodwill balance at March 31, 2009	$4,315,000

Note 9.  Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income attributed to NutraCea by the weighted average number of common shares outstanding during all periods presented.  Options and warrants are excluded from the basic (loss) earnings per share calculation and are considered in calculating the diluted (loss) earnings per share.

Diluted (loss) income per share is computed by dividing net (loss) income attributed to NutraCea by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the impact is dilutive. The dilutive effect of outstanding options and warrants is calculated using the if converted method.

Basic and diluted loss per common share for the three months ended March 31 is as follows:

Index

	2009	2008 (Restated)

Net loss attributable to NutraCea	$(4,993,000)	$(6,527,000)

Weighted average outstanding
Shares of common stock	169,365,000	144,779,000

Total diluted shares	169,365,000	144,779,000
Loss per share
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)

Potential dilutive securities such as anti-dilutive warrants and options, were not included in the computation of earnings per share because the effect was anti dilutive.

Note 10. Comprehensive Loss

Comprehensive loss consists of the following:

	Three Months Ended March 31,
	2009	2008 (Restated)

Net loss	$(5,069,000)	$(6,527,000)

Other comprehensive (loss) income
Foreign currency translation	(5,807,000)	111,000

Comprehensive loss, net of tax	(10,876,000)	(6,416,000)
Comprehensive loss attributable to the noncontrolling interest	76,000	—

Total comprehensive loss attribibutable to NutraCea	$(10,800,000)	$(6,416,000)

Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

	March 31, 2009	December 31, 2008

Foreign currency translation adjustment	$(3,950,000)	$1,857,000
Accumulated other comprehensive income (loss)	$(3,950,000)	$1,857,000

Index

Note 11.  Acquisition and Joint Ventures

Irgovel

On January 31, 2008, NutraCea, through its wholly owned subsidiary Nutra SA, entered into a Quotas (share) Purchase and Sale Agreement (“Purchase Agreement”) with the Quota Holders (“Sellers”) of Irgovel - Industria Riograndens De Oleos Vegetais Ltda. (“Irgovel”), a limited liability company organized under the laws of the Federative Republic of Brazil. Irgovel owns and operates a rice bran oil processing facility in Pelotas, Brazil.

In February 2008, the Company completed the purchase of Irgovel paying $14,237,000 for 100% of the company.  The Company used the purchase method of accounting to record this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed from Irgovel were recorded at the date of acquisition, at the preliminary estimate of their respective fair values. The purchase price plus acquisition costs exceeded the fair values of acquired assets and assumed liabilities. This resulted in the recognition of goodwill in the amount of $5,579,000.

The total consideration of $14,237,000 included approximately $354,000 in legal fees which were capitalized as part of the purchase price.   Additionally, the Company agreed to fund as necessary up to $5,300,000 to pay deferred taxes due to the Brazilian government.  These deferred taxes are included in notes payable in the liabilities on Irgovel’s financial statements and are payable over periods through November 2024. Under the terms of the acquisition, the Company has escrowed approximately $2,023,000 to fund certain potential pre-acquisition litigation cost of Irgovel.  This amount is recorded as restricted cash within the consolidated assets as of March 31, 2009 and will be released upon resolution of certain pre-acquisition litigation. The balance remaining in the escrow account is $1,913,000 and $1,913,000 as of March 31, 2009 and December 31, 2008, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Index

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

Nutra SA, LLC Membership Interest Purchase Agreement

On December 29, 2010, NutraCea entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Nutra SA, LLC, NutraCea’s wholly-owned subsidiary (“Nutra SA”), Irgovel, Nutra SA’s wholly-owned subsidiary, and AF Bran Holdings-NL LLC and AF Bran Holdings LLC (collectively, the “Investor”).  The transaction was consummated and closed on January 18, 2011.

Pursuant to the Purchase Agreement, the Investor agreed to purchase from NutraCea or Nutra SA, as applicable, an aggregate of 3,862,500 units in Nutra SA for an aggregate purchase price of $7,725,000 of which NutraCea will receive $4,000,000 of the proceeds.  Following the consummation of the foregoing transactions, NutraCea will own 7,000,000 units, or a 64.4% interest, in Nutra SA and the Investor will own 3,862,500, or a 35.6% interest, in Nutra SA. The remaining amount of $3,725,000, less $500,000 retained by Nutra SA for administrative expenses, was invested in Irgovel to be used for capital improvements and working capital needs.

In addition, upon the occurrence of certain events and conditions as described in the Purchase Agreement, the Investor may be required to purchase from NutraCea or Nutra SA, as applicable, or may elect to purchase from NutraCea, a number of units of Nutra SA, at $2.00 per unit, resulting in the Investor holding up to a 49% interest in Nutra SA.

NutraCea agreed to use $2,200,000 of the funds it received from the transaction to repay amounts owed to its general unsecured creditors in accordance with its Amended Plan of Reorganization. The remaining $1,800,000 was used for general corporate purposes and administrative expenses associated with the Chapter 11 Reorganization.

Index

NutraCea will be restricted from competing with Nutra SA and Irgovel in Brazil as further described in the Purchase Agreement.  Management is assessing the accounting impact of this transaction.

Presented below are unaudited pro forma results of operations presented as though the acquisition had occurred on January 1, 2008:

Three Months Ended March 31, 2008 (unaudited)

Total revenues	$8,822,000
Net (loss) income available to common shareholders	$(6,507,000)
Earnings per share
Basic	$(0.04)
Diluted	$(0.04)

Weighted average shares:
Basic	144,779,000
Diluted	144,779,000

Medan, LLC.

On January 24, 2008, NutraCea, through its newly formed wholly-owned subsidiary, Medan, LLC, a Delaware limited liability company, entered into a stock purchase agreement (“Purchase Agreement”) with Fortune Finance Overseas Ltd., a British Virgin Islands company (“FFOL”).  Pursuant to the Purchase Agreement, on March 28, 2008, Medan purchased 9,700 outstanding shares of capital stock of PT Panganmas Inti Nusantara, an Indonesian Company (“PIN”) from FFOL for $8,175,000 (“First Purchase”).  In June 2008, Medan purchased an additional 3,050 shares of PIN’s capital stock directly from PIN for $2,500,000.  Of the 3,050 shares, 2,550 were voting shares and 500 were non-voting shares.  The total consideration paid by NutraCea for both purchases through Medan was $10,675,000.  After the completion of these two transactions, NutraCea owned 51% and FFOL owned 49% of the capital stock of PIN.  The Company’s investment agreement provides for 50% voting rights for NutraCea and FFOL.  Accordingly, our interest is non-controlling and therefore our investment is accounted for under the equity method.

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

In March 2008, PAHL paid to the Company $5 million for its License Fee for an exclusive license and distribution rights for the production and sale of SRB and SRB derivative products in certain countries in Southeast Asia.  A principal shareholder of FFOL was also a principal shareholder of PAHL, and the Company’s receipt of payment for the License Fee was made at the same time the Company decided to make the First Purchase of the PIN shares.  Based in part upon the related ownership of FFOL and PAHL, the timing of the payments, the sub-license of PAHL’s rights under the License to Grain Enhancement and the Company’s current determination of the value of the PIN shares, the Company now believes the First Purchase of the PIN shares and the payment of the License Fee should be viewed as a combined event with related parties, causing the Company to value the First Purchase of the PIN shares at $3.175 million instead of $8.175 million.

            On July 23, 2009, Medan entered into a Stock Purchase Agreement with FFOL to sell its 12,750 shares of capital stock of PIN to FFOL, which shares represent 51% of the currently issued and outstanding capital stock of PIN (“Agreement”).  Pursuant to the Agreement, FFOL agreed to pay $1,675,000 to Medan, thus completely liquidating NutraCea’s ownership in PIN.  Based upon the liquidation of the Company’s ownership in PIN, the Company recorded as of December 31, 2008 an impairment charge of $3,996,000 to reduce the PIN investment at December 31, 2008 to $1,675,000.  As of August 31, 2009 the Company had received $1,591,000 with the remaining amount of $84,000 representing taxes withheld by the Indonesian Government.  The Company has written-off the taxes withheld amount as of December 31, 2009.

The Company’s share of the net gain of PIN for the three months ended March 31, 2009 and 2008 was approximately $6,000 and $0 respectively.

Index

NutraCea/Cura LLC

        In August 2007, the Company formed NutraCea/Cura, LLC (“NCC”) with CURA Pharmaceuticals (“CURA”) and the Company acquired a 60% interest in NCC.  NCC was established to jointly develop, produce, market, and sell nutraceutical and pharmaceutical products.  In December 2007 we acquired from CURA 75% of their 40% interest in NCC of $120,000 which increased the Company’s interest to 90%.  Accordingly the Company has consolidated NCC in our financial statements. The Company recorded an intangible asset of $220,000 which the Company was amortizing on a straight-line basis over a period of five years.

NCC entered into a supply agreement with a co-packer for materials with minimum purchase requirements of approximately $1,150,000 for the first year with an increase to the then current minimum of 5% per year over the term of the agreement.  The initial term was for three years, and would automatically renew for one year period unless either party terminates the agreement in accordance with the provisions of the supply agreement.  If the minimum purchase commitments were not met in any year the co-packer of the products may terminate the supply agreement.

In August 2008, CURA reached a settlement agreement on a lawsuit which had been filed against it as a result of the products which were being distributed by NCC.  Pursuant to the terms of the agreement, CURA received a settlement of $340,000 which was assigned to NutraCea, and NCC returned the remaining inventory of approximately $135,000 to a third party.  The Company recorded a loss on disposal of assets of approximately $131,000 for the unamortized portion of the intangible asset.  The overall effect of the transaction resulted in a net gain on settlement of the assets of NCC of approximately $75,000 in 2008.

In September 2008, the Company entered into a promissory note with CURA for $211,000.  CURA had arranged for the sale of various products for the Company, but failed to deliver the collected funds to the Company.  The note carried equal monthly payments over a twelve month period beginning October 2008.  The Company received a security interest in CURA’s rights and interest in NCC.   The Company has received the scheduled payments through April 2009 totaling $125,000.  The Company has not received any payments since April 2009 and established a reserve of $86,000 during 2009 for the principal amount still outstanding.

Grainnovation, Inc.

In April 2007, the Company acquired 100% of the outstanding stock of Grainnovation, Inc. (“GI”) a privately held company in Freeport, Texas which manufactures SRB pellets and other SRB products for equine customers for a total of $2,150,000.

In May 2009, this facility was closed due to lack of demand and reduction in company wide capacity needs.  At the time this location employed five people who were terminated as a result of the closure.  No termination benefits were paid as a result of the closure. All of the goodwill associated with the purchase was impaired as of December 31, 2008.  All of the property, plant and equipment and intangibles were fully depreciated and amortized as of the date of the closure.

Index

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

Concurrently with the January 24, 2008 amendment, NutraCea agreed to issue to PAHL a new warrant (“Warrant”) for the purchase of 1,000,000 shares of NutraCea common stock at an exercise price of $2.50 per share, and PAHL agreed to cancel the existing warrant for the purchase of 1,500,000 shares at an exercise price of $5.25.  The Warrant shall vest and become exercisable in full upon GE entering into one or more letters of intent with one or more rice millers to supply to GE an initial 4,000 tons of usable raw rice bran per year. The performance conditions for the Warrant were satisfied on March 24, 2008 with a Letter of Intent between GE and Gentraco, Vietnam which was signed on March 26, 2008 for 10,000 tons of fresh rice bran. In this case the fair value of the equity instruments is more reliably measurable than the fair value of the goods or services received.  The Company estimated the fair value of the Warrant at the respective date using the Black-Scholes Merton option valuation model, based on the estimated market value of the underlying stock at the valuation measurement date, the contractual term of the Warrant, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying stock.  The intrinsic value of the Warrant was estimated at $132,000 using the Black Scholes Merton model.  The Warrant issued to PAHL was recorded as a liability because the Warrant contains a provision where it is required to be settled for cash if certain events occur.  The warrants do not contain any down-round or anti-dilutive features and expired on January 24, 2010.

Index

The Company accounts for its investment in GE under the equity method of accounting as we do not maintain control over GE.  For the three months ended March 31, 2009 and 2008, the Company’s share of GE’s net loss was $9,000 and $17,000, respectively.  At March 31, 2009 the value of the Company’s investment was $1,084,000. In October 2009, NutraCea withdrew $950,000 in available cash from the joint venture to facilitate cash requirements. At March 31, 2009 the value of our investment was $1,084,000.

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

Index

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

In October 2008 the Company terminated the agreement pursuant to the terms under the termination section of the Asset Purchase Agreement, which required VLI’s shareholders to approve such transactions.  The approval of the VLI shareholders never transpired.

VLI qualified as a VIE and the Company was determined to be the primary beneficiary.  The Company accounted for the purchase of these securities of VLI by consolidating VLI into its financial statements from the date of acquisition through September 30, 2008.

In the fourth quarter of 2008, the Company determined that it no longer had a controlling financial interest and deconsolidated VLI as of October 1, 2008. The effect of the deconsolidation on the Company’s  consolidated balance sheet at December 31, 2008 was a reduction in total assets of $2,859,000 (after inter-company eliminations), a reduction in total liabilities of $1,799,000 (after inter-company eliminations), and a reduction in shareholder equity of $1,060,000 (after inter-company eliminations).  The standalone effect of VLI on the Company’s consolidated results of operations, net of inter-company eliminations, for the twelve months ended December 31, 2008 was an increase in revenues of $1,718,000, an increase in cost of goods sold of $1,142,000, an increase in operating expenses of $496,000, an increase in other expenses of $245,000, and a decrease in profit of $165,000.

As part of the deconsolidation of VLI, the Company recorded an impairment charge of $1,600,000 representing the difference between the carrying amount of the Notes and Preferred Stock of VLI and the consideration paid by Ceautamed.  The Company also recorded a gain on deconsolidation of $2,799,000.  This resulted in a net gain on deconsolidation of $1,199,000 as of December 31, 2008.

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

Index

In consideration for the above, Ceautamed agreed to pay to NutraCea $3,600,000 plus a contingent amount based on Ceautamed’s gross earnings and revenues.  The purchase price is payable as follows:  $200,000 deposit that was paid to NutraCea on July 29, 2009 and the issuance by Ceautamed of a promissory note in the principal amount of $3,400,000 which shall be paid in 34 consecutive principal monthly installments of $100,000 beginning on August 15, 2009 with the interest to be paid in equal payments over two months following the final principal payment.  The interest rate for the note will be equal to the prime lending rate plus 1% but at no time will the rate be less than 2.5% or greater than 6%.  Following the three year anniversary of the closing of the definitive agreement and for a total term of 120 months, Ceautamed agreed to pay to NutraCea monthly payments equal to 10% of the gross earnings and revenues of Ceautamed (“Earn out”).  Each monthly payment under the promissory note and Earn Out shall be paid directly from a lockbox account that Ceautamed agreed to establish.  The promissory note and the Earn Out shall be secured by a first priority security interest in all of the assets in Ceautamed and the assets owned by VLI.  Upon the closing of the definitive agreement, Ceautamed executed a stipulated judgment which provides for immediate and final foreclosure of all the collateral in favor of NutraCea and obligate immediate repayment of any deficiencies in the payment of amounts due under the promissory note or Earn Out and will be filed in the event of Ceautamed’s default under the agreement.

On August 1, 2009, Ceautamed entered into a strict foreclosure agreement with VLI pursuant to which Ceautamed agreed to give substantially all of the assets and business operations of VLI and its subsidiaries to Ceautamed. Upon execution and delivery of the bill of sale under the strict foreclosure agreement, Ceautamed executed and filed on September 29, 2009 with the Court the Stipulation to Dismiss the Lawsuit.  As of March 31, 2009 Ceautamed’s payments and contractual commitments to NutraCea pursuant to this agreement are current.

Rice Science LLC

In December 2007 the Company formed Rice Science, LLC (“RS”), a Delaware limited liability company with Herbal Science Singapore Pte. Ltd. (“HS”), a Singapore corporation.  The Company formed RS to acquire from HS certain isolates license rights and to commercialize and sell SRB isolates.  NutraCea and HS have an 80% and 20% interest in the operating results, respectively.

The Company made an initial capital contribution to RS in December 2007 of $1,200,000 as specified in the agreement.  HS contributed certain Licenses as their capital contribution with a deemed value of $440,000.  HS has no interest in the initial capital contribution made by NutraCea.  There are no further capital contributions required of either member.

NutraCea holds an 80% interest in RS and therefore accounts for the investment as a fully consolidated subsidiary.  In 2008, RS made payments totaling $400,000 to Herbal Science for ongoing research programs to commercialize SRB isolates.  These amounts are included in the Company’s consolidated statement of operations under Research and Development expenses.

Index

In February 2009 the Company withdrew $850,000 in available cash from RS to meet the ongoing cash requirements of the parent.

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

Commencing in July 2008, if and to the extent the members determine that capital contributions are necessary, each member agreed to contribute capital of up to $150,000.

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

            Investment in RRX is accounted for under the equity method of accounting.  As of December 31, 2008 no capital contributions had been made. For the three month ended March 31, 2009 and 2008, the Company’s share of RRX’s net loss was $0 and $0, respectively.

Settlement with HS

On March 31, 2010, HS filed a proof of claim in the amount of $1,503,000 in the Chapter 11 Reorganization for damages related to breach of the RS and RRX limited liability company agreements.  On November 30, 2010, the Company entered into a stipulated settlement agreement with HS and certain affiliates, which was subsequently approved by the Bankruptcy Court.  The stipulation provides that, by no later than January 31, 2011, the Company will pay HS $881,000.  Upon HS’s receipt of the payment:

a.	The limited liability company agreements, together with a related supply agreement and license agreement, will be assumed by NutraCea and the proof of claim will be deemed satisfied.

b.	HS will assign to the Company all of its interests in the limited liability companies;

c.	HS and the affiliates will assign to the Company any interest they have in the patentable pharmaceuticals, SRB isolates and related intellectual property;

d.	HS will assign to the Company the supply agreement, the license agreement and certain related research and development agreements;

e.
HS and the affiliates will agree not to engage in any research, development, sale, distribution, commercialization, and/or manufacturing activities concerning the patentable pharmaceuticals, SRB isolates and related intellectual property;

Index

f.	HS and the affiliates will agree to cooperate with the Company in specified ways to protect, preserve and perfect the patentable pharmaceuticals, SRB isolates and related intellectual property; and,

g.	The parties will waive and release all claims against each other in regard to the limited liability companies, the supply agreement, the license agreement and the research and development agreements.

 Subsequently, in January 2011, the Company, HS and the affiliates renegotiated the stipulated settlement agreement to provide that the payment of $881,000 would be increased to $897,000 and deferred until the Company receives the balance of the purchase price for the sale of up to a 49% interest in its Nutra SA, subsidiary or until funds otherwise become available earlier.  Until the payment obligations is satisfied by the Company, HS has an allowed claim for $897,000 and will receive distributions as a general unsecured creditor without priority.

Note 12. Fair Value Measurement

 As defined in ASC No. 820, Fair Value Measurements (“ASC 820”), fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Certain assets and liabilities are presented on the Company’s financial statements at fair value.  Assets and liabilities measured at fair value on a recurring basis on the Company’s balance sheet include warrant liabilities.   Assets and liabilities measured at fair value on a non-recurring basis include held-for-sale fixed assets.

The Company assesses the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:

●	Level 1 – inputs include quoted prices for identical instruments and are the most observable.

●	Level 2 – inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves.

●	Level 3 – inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability.

For instruments measured using Level 3 inputs, a reconciliation of the beginning and ending balances is disclosed.

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

   The following table summarizes the fair values by input hierarchy of items measured at fair value on a recurring basis on our balance sheet as of March 31:

Index

	2009				2008
	Level 1	Level 2	Level 3	Total	Total

Warrant liabilities (1)	$—	$—	$2,219,000	$2,219,000	$—

Total liabilities at fair value	$—	$—	$2,219,000	$2,219,000	$—

(1)
Represents fair value of warrant liabilities established as a result of adoption of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”).  Fair value of the warrant liabilities was determined using the Lattice Model.  Refer to Note 8 to the Condensed Consolidated Financial Statements included herein.

Reconciliation of Changes in Level 3 Balances

The following table summarizes the changes in level 3 items measured at fair value on a recurring basis on the Company’s balance sheet for the three month period ended March 31, 2009:

	2009
	Adoption of ASC 815-40-15 as of January 1, 2009	Total Realized/ Unrealized (Gains)/ Losses (1)	Record Series D Warrants at fair value as of January 1, 2009 (see Note 18)(1)	Issuance of new Warrants (1)	Net Transfers Into/(Out of) Level 3	Fair value at March 31, 2009	Change in Unrealized (Gains)/Losses on Instruments Still Held

Warrant liabilities	$3,913,000	$(2,850,000)	$1,156,000		$—	$2,219,000	$(2,850,000)

Total Level 3 fair value	$3,913,000	$(2,850,000)	$1,156,000	$—	$—	$2,219,000	$(2,850,000)

(1)	Included in“Warranty Liability Income” in the Company's Condensed Consolidated Statements of Operations

Input Hierarchy of Items Measured at Fair Value on a Non-Recurring Basis

The following table summarizes the fair values by input hierarchy of items measured at fair value on our balance sheet on a non-recurring basis for the year ended March 31:

	2009
	Level 1	Level 2	Level 3	Total

Lake Charles equipment (1)	$—	$—	$822,000	$822,000

Total assets at fair value	$—	$—	$822,000	$822,000

(1)
Represents oil pressing equipment at our Lake Charles. Louisiana held for sale as of March 31, 2009.  The fair value was measured based on management’s intention to contribute the equipment at cost to the Grain Enhancement joint venture in Indonesia.

Index

	2008
	Level 1	Level 2	Level 3	Total

Investment in VLI Sr. Notes and Preferred Stock (1)	$—	$—	$3,626,000	$3,626,000

Total assets at fair value	$—	$—	$3,626,000	$3,626,000

(1)
The Company’s evaluation of VLI’s Sr. Notes and Preferred Stock included assessments of the underlying collateral supported by the subsequent sale of the investment to Ceautamed, and discounted cash flow of VLI product business. Refer to Note 10 to the Condensed Consolidated Financial Statements included herein.

Note 13. Notes Payable and Long-Term Debt

The following table summarizes the Company’s current and long-term portions of notes payable and long-term debt as of March 31, 2009:

	March 31, 2009	December 31, 2008
Current Portion
NutraCea
West Sacramento lease	$26,000	$24,000
Customer list purchase	616,000	581,000
Wells Fargo - Real estate loan	4,917,000	5,000,000
NutraCea total current portion	5,559,000	5,605,000
Irgovel
Equipment financing	189,000	155,000
Special tax program	479,000	399,000
Irgoval total current portion	668,000	554,000
Total current portion	$6,227,000	$6,159,000

Long-term portion, net of current portion
NutraCea
West Sacramento lease	$45,000	$52,000
Customer list purchase	1,280,000	1,280,000
NutraCea total notes payable	1,325,000	1,332,000
Irgoval
Equipment financing	58,000	92,000
Special tax program	3,668,000	3,293,000
Irgoval total notes payable	3,726,000	3,385,000
Total long-term portion, net of current portion	$5,051,000	$4,717,000

Total notes payable and long-term debt	$11,278,000	$10,876,000

Index

West Sacramento Lease Note

In October 2007 the Company executed a promissory note with the lessor of the West Sacramento warehouse.  The value of the note was $105,000 at 8% interest payable monthly over four years for the build-out of tenant improvements.  As of March 31, 2009 the balance due on the note was $71,000.

Wells Fargo Credit Facility

In December 2008, the Company entered into the Credit and Security Agreement (the “Agreement”) with Wells Fargo Bank, NA. (“Wells Fargo”)  The credit arrangement consisted of three separate credit facilities:

●	A revolving line of credit of $2,500,000 for working capital which bore interest at prime plus 2.5% and matured on November 30, 2011.

●	A real estate loan of $5,000,000 for general business purposes which bore interest at prime plus 3.0% and matured on December 31, 2018.

●
A term loan of $2,500,000 for general business purposes which bears interest at prime plus 3.0% and matures on November 30, 2011. The Company may draw on this loan on or before June 30, 2010 on the condition that NutraCea has a positive cash flow for three consecutive quarters and is current with its trade vendors.

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

On July 9, 2009, NutraCea received a letter from Wells Fargo stating that NutraCea (i) had failed to provide audited annual and quarterly financial statements and (ii) allowed a non-permitted lien to be placed on the Phoenix manufacturing facility.  These events constituted an “Event of Default” under the Agreement.  Based on these “Events of Default”, Wells Fargo accelerated the entire principal balance due under the three separate credit facilities listed above.  At the time of the notice of default, NutraCea owed approximately $3.3 million under the credit facilities, which included principal and interest.  Due to the “Event of Default”, the interest rate increased to 3.0% above the applicable interest rate for each credit facility.  The credit facilities were secured against property owned by NutraCea located at 4502 W. Monterosa Street, Phoenix, Arizona (“Monterosa Property”).

On July 31, 2009, NutraCea and NutraPhoenix, LLC, a wholly-owned subsidiary of NutraCea, entered into a Forbearance Agreement and Amendment to Credit and Security Agreement (“Forbearance Agreement”) with Wells Fargo. The Forbearance Agreement related to the credit facilities under the Agreement.

Index

The Forbearance Agreement identified certain existing defaults under the Agreement and provided that Wells Fargo would forbear from exercising its rights and remedies under the Agreement on the terms and conditions set forth in the Forbearance Agreement, until the earlier of January 31, 2010 or until the date that any new default occurs under the Agreement.  In addition, by October 31, 2009, NutraCea must obtain a cash infusion of at least $1,250,000 in the form of equity, subordinated debt or asset sale to be used as working capital.

The Forbearance Agreement increased the interest rates applicable to each credit facility to the default rates under the Credit Agreement, which is 3.0% above the applicable interest rate for each credit facility.  In addition, the Forbearance Agreement amended the Agreement by (i) decreasing the maximum amount advanced under the line of credit to $1,500,000 from $2,500,000, (ii) terminated the term loan, and (iii) and terminated any obligations Wells Fargo had to make any further advances to NutraCea in connection with the real estate loan.  Pursuant to the Forbearance Agreement, NutraCea agreed to deliver to Wells Fargo a first priority lien on certain real property located in Dillon, Montana.  As a result of signing the forbearance agreement the Company’s default was cured through January 31, 2010. The Company has classified the entire loan balance as a current liability as of March 31, 2009.

On November 10, 2009, NutraCea filed for a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona (the “Chapter 11 Reorganization”).  In connection with the Chapter 11 Reorganization, the Company, Nutra Phoenix LLC and Wells Fargo entered into a Senior Secured Super-Priority Debtor-In-Possession Credit and Security Agreement (“DIP Credit Agreement”).  The DIP Credit Agreement provided for (i) up to a $2.5 million revolving loan and letter of credit facility (the “Revolver Facility”), and (ii) up to a $4.25 million term loan (“Term Loan”) with both financing facilities subject to specific borrowing bases.  The proceeds of the loans and other financial accommodations incurred under the DIP Credit Agreement were used to satisfy the outstanding obligations under the Forbearance Agreement, pay certain transactional expenses and fees, and support the Company’s working capital needs.

Advances under the Revolver Facility and the Term Loan would bear interest at 9.5% and 10.0% per annum, respectively.  In addition, the DIP Credit Agreement obligated the Company to pay certain fees as described in the DIP Credit Agreement.  The Company’s obligations under the DIP Credit Agreement were secured by (i) a lien on its facilities in Phoenix, Arizona, Dillon, Montana, and Mermentau, Louisiana and on all of its personal property assets (including a pledge of all of the equity interests of each of the Company’s subsidiaries) other than certain intellectual property assets, and (ii) a super priority administrative claim in the Chapter 11 Reorganization.  The DIP Credit Agreement would mature on the earlier of (i) May 7, 2010 or (ii) the date that all loans under the DIP Credit Agreement would become due and payable in full under the DIP Credit Agreement or (iii) the date of termination of the relevant commitments pursuant to the terms of the DIP Credit Agreement.  As of December 31, 2009, the outstanding amount on the revolving loan was $460,000 and the outstanding amount on the term loan was $3,589,000.                    .

Effective May 11, 2010, NutraCea, NutraPhoenix, LLC and Wells Fargo entered into the First Amendment To Senior Secured Super-Priority Debtor-In-Possession Credit and Security Agreement (the “First Amendment”) which made certain modifications to the DIP Credit Agreement.  Under the First Amendment, the maturity date of the revolving loan and letter of credit facility was extended to the earlier of (i) December 31, 2010, (ii) the date Company terminates the line of credit, or (iii) the date Wells Fargo terminates the line of credit following an Event of Default.  The maturity date for the term loan was extended to November 5, 2010 under the terms of the First Amendment.

Index

The First Amendment also addressed the allocation of proceeds from the sale of any of the collateral assets. Using the proceeds from the sale of the cereal business equipment and the sale of the Phoenix manufacturing facility in 2010, the outstanding amounts on the revolver loan and the term loan were $0 as of September 30, 2010. As of December 31, 2010, the DIP Credit Facility was paid in full and terminated.

Customer List Purchase Obligations

In December 2008, the Company entered into a purchase agreement to acquire a customer list (“Customer List Purchase Agreement”) for $3,100,000.  The Company paid $1,000,000 at the time of purchase and the remaining amount of $2,100,000 was due in twelve quarterly payments of $175,000 beginning March 1, 2009.  The imputed interest rate used on the remaining balance was 8%.

On May 14, 2009, the Company amended the Customer List Purchase Agreement due to NutraCea’s failure to comply with the payment terms of the original agreement.  The Customer List Purchase Agreement was amended to allow NutraCea to continue to take orders from the customers on the list.  The payment schedule was amended to require the Company to pay $90,000 by June 1, 2009 and to have all cash receipts from customers on the list be deposited into a bank account controlled by the seller of the list.  Any profits (amounts in excess of the cost of goods sold) generated from the cash receipts will be applied towards the outstanding principal amount.  The quarterly minimum amount required under this amendment was $90,000 beginning June 1, 2009.  The Company is required to fund any shortfall to the minimum quarterly amount. The principal balance due as of March 31, 2009 and December 31, 2008 was $1,896,000 and $1,861,000, respectively.

Irgovel

Irgovel has notes payable for Brazilian federal and social security taxes under a Brazilian government program, equipment purchases, and working capital.  These notes are payable over periods through November 2024 and bear interest at rates from 6.0% to 21.4%.

Equipment financing – Irgovel has financed certain equipment that bears interest rates that range from 14.4% to 16.6% and is payable over a period of 36 months.

Working capital loans – Irgovel has working capital lines of credit secured by its accounts receivables.  The interest rates range from 16.6% to 26.4%.

Special tax program - The amounts due under the special tax program are part of an amnesty program relative to unpaid taxes that existed prior to the Company’s acquisition of Irgovel in 2008. Principal and interest payments are due monthly through 2024 and bear an interest rate of 9.7%.

The following table summarizes the Company’s required minimum payments of notes payable and long-term debt as of March 31, 2009:

Index

2009	$6,227,000
2010	1,409,000
2011	1,076,000
2012	395,000
2013	395,000
Thereafter	1,776,000
Total	$11,278,000

Note 14. Deferred Rent Incentive

In April 2007, the Company began leasing the office space at its old corporate headquarters in Phoenix, Arizona.  As part of the lease arrangement, the landlord provided certain moving and rental incentives to the Company.  The rental incentives provided funds which the Company used for leasehold improvements of the corporate office space.  The Company classified these incentives as deferred rent incentives in its Condensed Consolidated Financial Statements and was amortizing such incentives over the life of the rental lease.  The amortization expense was recorded as an offset against the rent expense in the statement of operations.  In December 2009, the Company rejected the lease agreement for its old corporate headquarters under the Chapter 11 Reoganization.  As a result, all of the associated deferred rent incentives liability was released into earnings against the loss on disposal of leasehold improvements.

Note 15. Other Non-Current Liabilities

The Company, in the second quarter of 2007 closed on a sale of its Dr. Vetz PetFlex brand product with respect to which the applicable criteria for revenue recognition were not met.  The $1.0 million deposit received by the Company in that transaction was provided to the purchaser through a loan from a person who at the time was a consultant to and a former officer of NutraCea. The deposit is recorded as other non-current liability in the Condensed Consolidated Financial Statements.  This liability will be extinguished upon the resolution of certain legal matters.

Note 16.  Litigation

Irgovel Stockholders Lawsuit

On August 28, 2008, former Irgovel stockholder David Resyng filed an indemnification suit against Irgovel, Osmar Brito and the remaining Irgovel stockholders (“Sellers”), requesting: (i) the freezing of the escrow account maintained in connection with the transfer of Irgovel’s corporate control to the Company and the presentation of all documentation related to the transaction, and (ii) damages in the amount of the difference between (a) the sum received by David Resyng in connection with the judicial settlement agreement executed in the action for the partial dissolution of the limited liability company filed by David Resyng against Irgovel and the Sellers and (b) the amount received by the Sellers in connection with the sale of Irgovel’s corporate control to the Company, in addition to moral damages as determined in the court’s discretion.  The amount of damage claimed by Mr. Resyng is approximately $3 million.

Index

The Company believes that the filing of the above lawsuit is a fundamental default of the obligations undertaken by the Sellers under the Quotas Purchase Agreement for the transfer of Irgovel’s corporate control, executed by and among the Sellers and the Company on January 31, 2008 (“Purchase Agreement”).  Consequently, the Company believes that the responsibility for any indemnity, costs and expenses incurred or that may come to be incurred by Irgovel and/or the Company in connection with the above lawsuit is the sole responsibility of the Sellers.

On February 6, 2009, the Sellers filed a collection lawsuit against the Company seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $936,000.  The Company has withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Company has not been served with any formal notices in regard to this matter so far.  To date, only Irgovel has received formal legal notice. In addition, the Purchase Agreement requires that all disputes between the Company and the Sellers be adjudicated through arbitration. As part of the Purchase Agreement $2,023,000 was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  The Company believes any payout due to the lawsuit will be made out of the escrow account.  As of December 31, 2010 and 2009 the balance in the escrow account was $1,917,000 and $1,915,000, respectively.  The Company believes that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

Shareholder Class Action

On February 27, 2009 and on April 27, 2009 securities class action lawsuits were filed in the District Court for the District of Arizona against the Company and certain of its current and former officers and directors. On May 29, 2009 the cases were consolidated into a single action (the “Federal Action”) and lead plaintiff was appointed.  On July 1, 2009, lead plaintiff filed a consolidated class action complaint on behalf of all persons who purchased NutraCea common stock between April 2, 2007 and February 23, 2009.  The complaint alleged that the Company filed material misstatements in publically disseminated press releases and SEC filings misstating the Company’s financial condition and certain transactions during the period in question. An amended consolidated complaint was filed on September 25, 2009.

The case has been settled in its entirety with the settlement to be funded by the Company’s directors and officers’ insurance carrier. On October 1, 2010, the District Court of Arizona issued an Order approving the Settlement, certifying the class and entering Judgment dismissing the matter. On October 27, 2010, the Bankruptcy Court for the District of Arizona also entered an Order approving the settlement.

Shareholder Derivative Action

In addition to the shareholder class actions, on March 30, 2009 and May 8, 2009, two shareholder derivative lawsuits were filed in Maricopa County Superior Court by persons identifying themselves as shareholders of the Company and purporting to act on its behalf, naming the Company as a nominal defendant and naming its former Chief Executive Officer and its then current Board of Directors as defendants.

Index

In these actions, the plaintiffs asserted claims against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment based on the alleged wrongful conduct complained of in the Federal Action described above.  All of these claims were purportedly asserted derivatively on the Company’s behalf and the plaintiffs sought no monetary recovery against the Company.  Instead they sought, among other relief, disgorgement of all profits, benefits, and compensation received by the individual defendants together with their attorneys’ fees and costs.

By an order entered on June 3, 2009, the superior court consolidated these two cases into one action captioned In re:  NutraCea Derivative Litigation, Case No. CV2009-051495. Following the filing of the Chapter 11 Reorganization, the defendants filed a motion to dismiss the action for lack of standing. On February 10, 2010, in response to that motion, plaintiffs filed a voluntary dismissal without prejudice of both actions and the Court entered the dismissals.

SEC Enforcement Investigation

The Company received a letter from the SEC in January 2009 indicating that it had opened an informal inquiry, and the Company subsequently received an informal request for the production of documents in February 2009 relating to a number of 2007 transactions.  In March 2009, the Company received a Formal Order of Private Investigation from the SEC.  In June 2009, the Company received a subpoena for the production of documents that largely tracked the SEC’s earlier requests.  The Company responded to these requests for documents and based on findings related to the internal review and the SEC’s requests, the Company restated its financial statements for 2006, 2007 and the first three quarters of 2008.

On January 13, 2011, the SEC filed a complaint in the United States District Court for the District of Arizona alleging that the Company violated Section 17(a) of the Securities Act of 1933 (“Securities Act”), 15 U.S.C. § 77q(a), Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act of 1934 (the “Exchange Act”), 15 U.S.C. §§ 78j(b), 78m(a), 78m(b)(2)(A), and 78m(b)(2)(B), and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder, 17 C.F.R. §§ 240.10b-5, 240.12b-20, 240.13a-1, and 240.13a-13 (the “SEC Action”).  The Company has settled these allegations with the SEC, without admitting or denying them, and has consented to the entry of a Final Judgment of Permanent Injunction (the “Consent Judgment”), which, among other things, permanently restrains and enjoins NutraCea from violations of Section 17(a) of the Securities Act, 15 U.S.C. § 77q(a), Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act, 15 U.S.C. §§ 78j(b), 78m(a), 78m(b)(2)(A), and 78m(b)(2)(B), and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder, 17 C.F.R. §§ 240.10b-5, 240.12b-20, 240.13a-1, and 240.13a-13.  The final Consent Judgment was entered in the SEC Action on February 14, 2011.  No financial penalty was assessed by the SEC against the Company.

W.D. Manor Mechanical Contractors, Inc. and Related Matters

On April 30, 2009, W.D. Manor Mechanical Contractors, Inc. (“W.D.”) filed a complaint against NutraPhoenix, LLC, the Company and other unrelated defendants in Superior Court of Arizona, Maricopa County (CV2009-013957) arising out of the construction of a facility in Phoenix, Arizona that was owned by NutraPhoenix, LLC and at which the Company was the tenant.   Various other sub-contractors joined in the lawsuit and asserted lien claims. These claims have been accrued and expensed in our Consolidated Financial Statements as of December 31, 2009. With the sale of the Phoenix facility in September 2010, all claims held by W. D. Manor and the other subcontractors who joined in the lawsuit, totaling $699,000, were paid in full from the proceeds of the sale and the lawsuit was dismissed.

Index

Halpern

On January 21, 2009, Halpern Capital Inc, filed a complaint against NutraCea in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida (Case No: 09-04688CA06) arising out of a financial advisory and investment banking relationship.  The two parties reached a confidential settlement agreement that included cash payment and warrants. The total value of the settlement was accrued in our Consolidated Financial Statements as of December 31, 2008 and the lawsuit was dismissed.

Farmers’ Rice Milling

Farmers’ Rice Milling (“FRM”) contended that the Company defaulted by failing to pay rentals due under two leases between the parties: (i) the March 15, 2007 ground lease, as amended on November 1, 2008 and (ii) the April 15, 2007 Warehouse lease (collectively the “Leases”).  FRM filed suit against the Company to terminate the Leases and recover damages thereunder. This suit was filed in the 14th Judicial District Court on June 24, 2009 and was timely removed to the United States District Court, Western District of Louisiana, Lake Charles division.  The Company filed an Answer and Counterclaim and deposited into the registry of the court the sum of $60,425 constituting the rental due under both the Leases, a late fee due under the Warehouse lease plus accrued interest. Following the filing of the Chapter 11 Reorganization both leases were assumed under Section 365 of the Bankruptcy Code, the arrearages were paid and the lawsuit was dismissed.  FRM also asserted a claim for monetary damages for breach of a supply agreement, but that claim was dismissed from the lawsuit and allowed as a general unsecured claim in the Chapter 11 Reorganization.

In addition to the litigation matters discussed above, from time to time the Company is involved in litigation incidental to the conduct of the Company’s business. While the outcome of lawsuits and other proceedings against the Company cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on the Company’s financial position or results of operations.

Note 17.  Segment Information

The Company has two reportable segments: NutraCea, which manufactures and distributes ingredients primarily derived from SRB, and Irgovel, our rice-bran oil manufacturing subsidiary in Brazil.  The table below presents segment information for the periods identified and provides a reconciliation of segment information to total consolidated information:

Index

	Three Months Ended March 31, 2009
	Corporate (1)	NutraCea	Irgovel	Consolidated
Net revenue	$—	$3,796,000	$3,416,000	$7,212,000
Cost of goods sold	—	2,924,000	3,332,000	6,256,000
Gross profit	—	872,000	84,000	956,000

Depreciation and amortization	567,000	344,000	215,000	1,126,000
Other operating expenses	3,593,000	1,991,000	560,000	6,144,000
Loss from operations	(4,160,000)	(1,463,000)	(691,000)	(6,314,000)

Interest expense	(443,000)	—	(103,000)	(546,000)
Other income/(expense)	1,811,000	—	(206,000)	1,605,000
Net loss before taxes	(2,792,000)	(1,463,000)	(1,000,000)	(5,255,000)

Income tax benefit	—	—	186,000	186,000
Non-controlling interest	—	76,000	—	76,000
Net loss to common shareholders	$(2,792,000)	$(1,387,000)	$(814,000)	$(4,993,000)

Long lived assets	$6,602,000	$42,078,000	$18,274,000	$66,954,000
Capital expenditures	$365,000	$733,000	$110,000	$1,208,000
Fixed assets held for sale		$822,000		$822,000

	Three Months Ended March 31, 2008
	Corporate (1)	NutraCea	Irgovel	Consolidated
Net revenue	$—	$3,597,000	$2,237,000	$5,834,000
Cost of goods sold	—	3,662,000	1,599,000	5,261,000
Gross profit	—	(65,000)	638,000	573,000

Depreciation and amortization	197,000	192,000	—	389,000
Other operating expenses	5,174,000	1,634,000	523,000	7,331,000
Loss from operations	(5,371,000)	(1,891,000)	115,000	(7,147,000)

Interest Income/(expense)	169,000	—	(119,000)	50,000
Other income	602,000	—	5,000	607,000
Net (loss)/income before taxes	(4,600,000)	(1,891,000)	1,000	(6,490,000)

Income tax expense	—	(18,000)	(19,000)	(37,000)
Non-controlling interest	—	—	—	—
Net loss to common shareholders	$(4,600,000)	$(1,909,000)	$(18,000)	$(6,527,000)

Long lived assets	$3,050,000	$65,169,000	$20,891,000	$89,110,000
Capital expenditures	$487,000	$7,627,000	$14,000	$8,128,000

(1) Includes corporate general and administrative expenses, litigation settlements, amortization of intangible assets, and other expenses not directly attributable to segments.

The following table presents net revenues and property, plant and equipment by geographic area:

Index

	Three Months Ended March 31,
	2009	2008
Net revenue from customers:
United States	$3,272,000	$3,278,219
Brazil	3,220,000	2,237,007
Other International	720,000	318,774
	$7,212,000	$5,834,000

Property, plant and equipment, net
United States	$42,485,000	$31,849,000
Brazil	10,920,000	7,651,000
	$53,405,000	$39,500,000

Note 18. Warrants

Anti-dilutive warrants

The Company has certain outstanding warrants that contain anti-dilutive clauses in their agreements.  Under these clauses, based on future issuances of the Company’s common stock, awards of options to employees, additional issuance of warrants, or other convertible instruments below a certain exercise price, the Company may be required to lower the exercise price on these existing warrants and issue additional warrants.

Effective January 1, 2009, the Company adopted the provisions of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”).

As a result of adopting this guidance, warrants to purchase 28,723,000 of our common stock previously treated as equity were no longer afforded equity treatment. The Company determined that the anti-dilution provision built into these outstanding warrants should be considered for derivative accounting. The new guidance requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, asset or liability. Under the provisions of the new guidance, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. The Company determined that, because of the anti-dilution provision associated with the outstanding warrants, they no longer met the criteria for equity accounting through the revised criteria. The new guidance provides for transition implementation which requires the cumulative effect of the change in accounting principle be recognized as an adjustment to retained earnings and other impacted balance sheet items as of January 1, 2009. The cumulative-effect adjustment is the difference between the amounts recognized prior to adoption and amounts recognized at adoption assuming this guidance had been applied from the issuance date of the warrants.

Accordingly, at January 1, 2009, we determined that the warrants should be accounted for as derivative liabilities. The warrants were valued using the Lattice model.  The impact of adoption was an increase in accumulated deficit of $3,913,000 and an increase in warrant liabilities of $3,913,000.

Index

Warrant liability was $1,625,000 as of March 31, 2009 resulting in warrant liability income of $2,288,000 or earnings per share of $0.01 included in other income for the period ended March 31, 2009.

Series D Warrants

The Company issued 4,545,000 Series D warrants under an effective registration statement in October 2008.  The warrants were silent as to any penalties should the Company be unable to maintain the effectiveness of the registration and accordingly, the warrants should have been recorded as a liability as of their issuance date and December 31, 2008.  The Company had not previously accounted for these warrants as separate instruments.  The Company recorded the fair value of its 4,545,000 Series D warrants totaling $1,156,000 as warrant liability and the corresponding expense as of January 1, 2009.  The fair value related to the Series D Warrants was $594,000 as of March 31, 2009. The Series D Warrants were valued using the Lattice Model. The net warrant liability expense associated with the Series D Warrants is $594,000 for the year ended March 31, 2009, namely the $1,156,000 of initial expense recorded on January 1, 2009 offset by income of $562,000 representing the change in the warrant liability value from January 1, 2009 to March 31, 2009.  The Company’s management determined that recording the $1,156,000 warrant expense in the first quarter of 2009 instead of recording that expense in the fourth quarter of 2008 does not materially misstate the financial statements of any periods affected.

The following table is a summary of activity for warrants subject to liability treatment:

	Outstanding Warrants	Weighted Average Exercise Price
January 1, 2009
Series D warrants	4,545,000	$0.55

Adoption of ASC 815-40-15 anti-dilutive warrants	28,723,000	$1.77

Total anti-dilutive and Series D outstanding at March 31, 2009	33,268,000	$1.77

The Lattice Model requires management to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants. As of January 1, 2009 and June 30, 2009, management estimated two future equity instruments issuances and assessed probability between 10%-50%.  Additional assumptions that were used to calculate fair value are as follows.

Index

	January 1, 2009	March 31, 2009

Risk-free interest rate	0.66% - 1.50%	0.69% - 1.56%
Expected volatility	93%	103%
Expected life (years)	1.75 - 4.80	1.51 - 4.56
Annual dividend yield	$0	$0

Other Warrants

The Company has issued to investors certain warrants that do not contain anti-dilutive features and hence, qualify as equity warrants.  The Company valued these warrants using the Black-Scholes Merton model upon issuance.  As of March 31, 2009, there were 1,546,000 of other warrants outstanding of which 1,468,000 were exercisable with a weighted average exercise price of $1.86 and expected life of 1.33 years.

Note 19. Restatement

The Company restated its Consolidated Financial Statements for the years ended December 31, 2006 and 2007 and quarterly information for the first three quarterly periods of fiscal 2008 to correct errors of the type identified in the course of an Audit Committee-led accounting review and other accounting errors identified by the Company in the course of the restatement process and more fully described in the Company's Annual Report on form 10-K for the year ended December 31, 2008.

The following describes the transactions that resulted in the restatements.  The Company’s Condensed Consolidated Financial Statements as of March 31, 2008 have been restated to reflect the corrections.

●
The Company recognized revenue in the second quarter of 2007 on a $2.6 million sale of its Dr. Vetz PetFlex brand product with respect to which the applicable criteria for revenue recognition were not met.  Based upon the facts discovered during the Audit Committee investigation, the Company has now concluded that a $1.0 million deposit received by the Company in that transaction was provided to the purchaser through a loan from a person who at the time was a consultant to and a former officer of NutraCea, and that the evidence originally relied upon to determine and support the purchaser’s ability to pay the remaining $1.6 million receivable balance was subsequently determined to be inaccurate.  The Company reversed this sale which resulted in a reduction of revenue of $2.6 million, a reduction of cost of goods sold of $0.6 million, and a reduction of net income of $2.0 million.  The deposit is recorded as a other non-current liability in the Condensed Consolidated Financial Statements as of March 31, 2009 and March 31, 2008.  This liability will be extinguished upon the resolution of certain legal matters.

●
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

Index

	Q1-2008	Q2-2008	Q3-2008	Q4-2008	Q1-2009
Revenues	$0.7	$0.7	$0.4	$0.1	$0.1
Cost of Goods	0.5	0.5	0.3	0.0	0.0
Net Income	$0.2	$0.2	$0.1	$0.1	$0.1

●
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

●
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

Index

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

●
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

●
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

The following presents the restated Condensed Consolidated Financial Statements as of and for the period ended March 31, 2008:

Condensed Consolidated Balance Sheet
(Unaudited)

	As of March 31, 2008
	As Previously
	Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$5,816,000	$(100,000)	$5,716,000
Restricted cash	5,281,000	—	5,281,000
Trade accounts receivables, net of allowance for doubtful accounts of $3,168,000	3,066,000	(21,000)	3,045,000
Inventories	3,831,000	816,000	4,647,000
Notes receivable, current portion, net of allowance for doubtful notes receivable of $543,000	7,145,000	—	7,145,000
Deposits and other current assets	2,480,000	778,000	3,258,000
Total current assets	27,619,000	1,473,000	29,092,000

Restricted cash	1,791,000	—	1,791,000
Notes receivable, net of current portion	44,000	—	44,000
Property, plant and equipment, net	38,939,000	561,000	39,500,000
Investment in equity method investment	9,348,000	(5,000,000)	4,348,000
Intangible assets, net	5,534,000	—	5,534,000
Goodwill	52,765,000	289,000	53,054,000
Other non-current assets	50,000	—	50,000
Total assets	$136,090,000	$(2,677,000)	$133,413,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,646,000	$839,000	$14,485,000
Deferred rent incentive - current portion	—	168,000	168,000
Notes payable, current portion	4,424,000	96,000	4,520,000
Deferred revenue	291,000	1,221,000	1,512,000
Total current liabilities	18,361,000	2,324,000	20,685,000

Long-term liabilities:
Deferred rent incentive - net of current portion	—	1,218,000	1,218,000
Notes payable, net of current portion	71,000	(96,000)	(25,000)
Other non-current liabilities	6,278,000	1,000,000	7,278,000
Total liabilities	24,710,000	4,446,000	29,156,000

Shareholder’s equity:
Common stock, no par value, 350,000,000 shares authorized, 145,525,000 shares issued and outstanding	179,237,000	—	179,237,000
Accumulated deficit	(67,968,000)	(7,123,000)	(75,091,000)
Investment In Subsidiary			—
Accumulated other comprehensive income	111,000	—	111,000
Total shareholders’ equity	111,380,000	(7,123,000)	104,257,000
Total liabilities and shareholders’ equity	$136,090,000	$(2,677,000)	$133,413,000

Index

Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31, 2008
	As Previously
	Reported	Adjustments	As Restated
Revenues
Net product revenue	$5,084,000	$723,000	$5,807,000
Royalty, label and licensing fees	27,000	—	27,000
Total revenue	5,111,000	723,000	5,834,000

Cost of goods sold	4,794,000	467,000	5,261,000

Gross profit	317,000	256,000	573,000

Operating expenses
Selling, general and administrative	5,178,000	306,000	5,484,000
Research and development	264,000	—	264,000
Bad debt expense		303,000	303,000
Professional fees	1,958,000	(289,000)	1,669,000
Total operating expenses	7,400,000	320,000	7,720,000

Loss from operations	(7,083,000)	(64,000)	(7,147,000)

Other income (expense)
Interest income	260,000	119,000	379,000
Interest expense	(120,000)	170,000	50,000
Loss on equity method investments	(17,000)	—	(17,000)
Other income (expense)	245,000	—	245,000
Total loss before income taxes and minority interests	(6,715,000)	225,000	(6,490,000)

Income tax expense	(37,000)	—	(37,000)
Minority interest	—	—	—
Net loss available to common shareholders	$(6,752,000)	$225,000	$(6,527,000)

Net loss per share
Basic	$(0.05)	$—	$(0.05)
Diluted	$(0.05)	$—	$(0.05)

Weighted average number of shares outstanding
Basic	144,779,000	144,779,000	144,779,000
Diluted	144,779,000	144,779,000	144,779,000

Index

Condensed Consolidated Statement of Cash Flows
(Unaudited)
	Three Months Ended March 31, 2008
	As Previously Reported	Adjustments	As Restated
Cash flow from operating activities:
Net loss	$(6,752,000)	$225,000	$(6,527,000)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	728,000	23,000	751,000
Provision for doubtful accounts and notes	368,000	(65,000)	303,000
Stock-based compensation	800,000	—	800,000
Loss on equity investments	17,000	—	17,000

Changes in operating assets and liabilities:
Trade accounts receivable	447,000	(3,000)	444,000
Inventories	(1,044,000)	(725,000)	(1,769,000)
Other current assets	675,000	(116,000)	559,000
Accounts payable and accrued liabilities	3,747,000	1,649,000	5,396,000
Deferred revenue	201,000	(699,000)	(498,000)
Minority interest	—	—	—

Net cash used in operating activies	(813,000)	289,000	(524,000)

Cash flows from investing activities:
Issuance of notes receivable	(182,000)	—	(182,000)
Proceeds of payments from notes receivable	677,000	—	677,000
Purchases of property and equipment	(8,128,000)	—	(8,128,000)
Investment in Irgovel, net of cash acquired	(14,970,000)	—	(14,970,000)
Investment in PIN	(8,175,000)	—	(8,175,000)
Restricted cash	(4,523,000)	—	(4,523,000)
Purchases of other assets, intangibles and goodwill	(96,000)	(289,000)	(385,000)

Net cash used in investing activities	(35,397,000)	(289,000)	(35,686,000)

Cash flows from financing activities:
Principal proceeds on notes payable, net of discount	(7,000)	—	(7,000)
Registration costs	(61,000)	—	(61,000)
Proceeds from exercise of common stock options and warrants	685,000	—	685,000

Net cash provided by financing activities	617,000	—	617,000

Effect on exchange rate changes on cash and cash equivalents	111,000	—	111,000

Net decrease in cash	(35,482,000)	—	(35,482,000)

Cash, beginning of period (Restated)	41,198,000	—	41,198,000
Cash, end of period	$5,716,000	—	$5,716,000

Note 20.  Subsequent Events

Sale of Assets

On March 9, 2010, NutraCea entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Kerry Inc. (“Kerry”) pursuant to which Kerry purchased certain assets and assumed certain obligations of NutraCea related to NutraCea’s existing cereal business.  Kerry paid an aggregate purchase price equal to $3,900,000 plus $272,000 for NutraCea’s inventory related to the cereal business.  NutraCea paid a finder’s fee equal to $200,000 in connection with the transaction.

Index

Furthermore, NutraCea agreed that it will not process or sell certain cereal products for a period of five (5) years from the closing of the Purchase Agreement.  The sale of the Business allows NutraCea to concentrate on its core businesses of stabilized rice bran, rice bran oil and derivative products.

In addition, on March 9, 2010, NutraCea and Kerry entered into a Toll Processing Agreement which provides that until the earlier of (1) the date Kerry begins production of cereal products using the assets purchased under the Purchase Agreement or (2) October, 31, 2010, NutraCea will produce for Kerry cereal products at NutraCea’s Dillon, Montana plant.  The tolling arrangement has continued on an order by order basis since October 31, 2010.

On March 16, 2010 NutraCea entered into an asset purchase agreement with Manna Pro Products, LLC (“Manna Pro”) whereby Manna Pro agreed to purchase from NutraCea (i) the Natural Glo, Satin Finish and Max-E-Glow trademarks and related goodwill and intellectual property for $650,000 and (ii) certain bags, packaging materials and bagged inventory (collectively, “Purchased Assets”).  On April 16, 2010, the asset sale closed and total consideration for the Purchased Assets was $753,000.  As a condition to the sale of the Purchased Assets, NutraCea and Manna Pro entered into a Supply Agreement pursuant to which NutraCea will supply Manna Pro with stabilized rice bran as required by Manna Pro to operate the product lines associated with the Purchased Assets. All products sold by Manna Pro under the trademarks being purchased will be co-branded with a NutraCea SRB logo.  The Company recorded in the third and fourth quarters of 2009 approximately $1.5 million and $0.1 million, respectively, in non-cash charges of impairment related to the Purchased Assets.

On September 15, 2010, NutraPhoenix, LLC, a wholly owned subsidiary of NutraCea, sold its real property with all improvements thereon located in Phoenix, Arizona for $4,500,000. NutraCea used the proceeds from the sale to (1) pay in full all amounts owed under the Senior Secured Super-Priority Debtor-In Possession Credit and Security Agreement with Wells Fargo Bank, N.A. totaling approximately $1.8 million, (2) pay in full the amounts owed for all mechanic’s liens secured by the property, closing costs and property taxes totaling approximately $1.4 million, and (3) provide funding for NutraCea’s exit from bankruptcy and reduce unsecured creditor obligations collectively totaling approximately $1.3 million. The Company recorded in the third quarter of 2009 approximately $6.5 million in non-cash charges for impairment relating to the property.

Conversion of Preferred Stock

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

Index

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

By August of 2009 the Company had redeemed all of the Series E Preferred Stock and paid the related dividends. The Company issued 24,560,625 shares of Common Stock from February through August 2009 for the redemption of the Preferred Stock including dividends.  Additionally, the Company paid $697,000 in cash in December 2008 and January 2009 for the redemption of the Preferred Stock including dividends/interest.  The total interest expense recorded at fair market value of the Common Shares of Stock and cash issued for the dividends on the Preferred D and E Stock Issued was $861,000.

Employment related

On July 2, 2010, NutraCea entered into an amendment to an employment agreement with Mr. John Short, amending his employment agreement dated July 6, 2009, as previously amended on July 7, 2009 and November 6, 2009 to automatically extend the term of his employment.

The amendment increases Mr. Short’s base salary on the Company’s plan of re-organization effective date (“Plan Effective Date”) to $375,000 from $350,000.  In addition, NutraCea agreed to pay Mr. Short, within ten days of the Plan Effective Date, (i) an initial bonus of $100,000 (as previously provided for in the initial employment agreement), and (ii) a bonus in an amount up to $300,000 subject, among other things, to certain restrictions imposed by the Amended Plan.

On July 7, 2010, NutraCea granted Mr. Short an option to purchase 5,000,000 shares of NutraCea’s common stock at an exercise price of $0.20 per share.  On July 7, 2010 1,000,000 options vested, and 1,000,000 options vested on the Plan Effective Date.  The remaining 3,000,000 options vest over a 48 month period commencing on the Plan Effective Date.

On February 25, 2010, Leo G. Gingras was appointed President of NutraCea.  Mr. Gingras, has served as NutraCea’s Chief Operating Officer since April 11, 2007 and will continue to serve in such capacity.

Index

On July 2, 2010, NutraCea entered into an amendment to employment agreement with Mr. Gingras, amending Mr. Gingras’ employment agreement dated July 28, 2009 to automatically extend the term of his employment.

The amendment increases Mr. Gingras’ base salary on the Plan Effective Date to $300,000 from $275,000.  In addition, NutraCea agreed to pay Mr. Gingras, within ten days of the Plan Effective Date, (i) an initial bonus of $100,000 (as previously provided for in the initial employment agreement), and (ii) a bonus in an amount up to $300,000 subject, among other things, to certain restrictions imposed by the Amended Plan.

On July 7, 2010, NutraCea granted Mr. Gingras an option to purchase, 4,500,000 shares of common stock at an exercise price of $0.20 per share.  On July 7, 2010, 900,000 of the option vested on July 7, 2010, and 900,000 options vested on the Plan Effective Date.  The remaining 2,700,000 options vest over a 48 month period commencing on the Plan Effective Date.

On June 7, 2010, Jerry Dale Belt was appointed Chief Financial Officer, Chief Accounting Officer and Executive Vice President of NutraCea effective as June 15, 2010.  Mr. Belt has been a financial advisor for NutraCea since November 2009. Pursuant to the employment agreement, NutraCea agreed to pay Mr. Belt an annual salary of $230,000 which increased to $255,000 on January 1, 2011.  Mr. Belt may be eligible to earn an annual bonus each year up to 50% of his annual salary and a discretionary bonus each year as determined by NutraCea’s Board of Directors or Compensation Committee.

Mr. Belt was granted employee stock options to purchase 2,500,000 shares of common stock at a price of $0.20 per option.  Such options shall vest as follows:  (i) 500,000 options vested on June 15, 2010, (ii) 500,000 options vested upon Plan Effective Date, and (iii) 31,250 options shall vest over a 48 months period commencing the Plan Effective Date.

Other

In November 2009, the U.S. Bankruptcy Court for the District of Arizona approved a motion filed by the Company to reject its then current headquarter lease and to enter into a new less expensive headquarters lease. The Company relocated its headquarters in December 2009. As a result in December 2009, the Company recorded a $4,039,000 loss on disposal of the leasehold improvements and furniture and fixtures associated with the old corporate office. The loss on disposal was partially off-set by i)a $1,064,000 tenant improvement and moving allowance deferred credit related to the prior lease and ii) $179,000 of net proceeds from an auction of the furniture and fixtures. Since the old corporate lease was rejected under the bankruptcy procedures, the resulting charge has been included within the Reorganization Items in the statements of operation. In addition, approximately $220,000 of non-cash charge was recorded related to furniture and fixture relocated to the new corporate office.

On March 2, 2010, NutraCea received a “Wells Notice” from the Securities and Exchange Commission (the “SEC”) in connection with a previously disclosed ongoing investigation by the staff of the SEC’s Division of Enforcement (the “Staff”).  The Wells Notice informed the Company that the Staff has made a preliminary determination to recommend that the SEC bring a civil injunctive action against NutraCea for possible violations of Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and13(b)(2)(B) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1 and 13a-13 there under.  In connection with the contemplated civil injunctive action, the Staff may seek a permanent injunction and civil penalty against NutraCea.

Index

On January 13, 2011, the SEC filed a complaint in the United States District Court for the District of Arizona alleging that the Company violated Section 17(a) of the Securities Act of 1933, 15 U.S.C. § 77q(a), Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78m(a), 78m(b)(2)(A), and 78m(b)(2)(B), and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder, 17 C.F.R. §§ 240.10b-5, 240.12b-20, 240.13a-1, and 240.13a-13 (the “SEC Action”).  The Company has settled these allegations with the SEC, without admitting or denying them, and has consented to the entry of the Final Judgment of Permanent Injunction, which, among other things, permanently restrains and enjoins NutraCea from violations of Section 17(a) of the Securities Act of 1933 (“Securities Act”), 15 U.S.C. § 77q(a), Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act of 1934 (“Exchange Act”), 15 U.S.C. §§ 78j(b), 78m(a), 78m(b)(2)(A), and 78m(b)(2)(B), and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder, 17 C.F.R. §§ 240.10b-5, 240.12b-20, 240.13a-1, and 240.13a-13.  The Consent was filed in the SEC Action on January 14, 2011.  No financial penalty was assessed by the SEC against the Company.

Effective April 9, 2010 John J. Quinn was appointed to the Board of Directors of NutraCea and Chairman of NutraCea’s Audit Committee.  Pursuant to the compensation package for all of NutraCea’s independent directors, Mr. Quinn will receive an annual retainer of $40,000 and up to $2,000 per meeting attended for acting as director.  In addition, Mr. Quinn will receive an annual retainer of $10,000 for serving as Chairman of the Audit Committee.  NutraCea issues annually to each independent director an option to purchase 250,000 shares of common stock at a price per share equal to the market price of our common stock on the date of grant.  Each option vests monthly over 12 months.  The annual retainers and option grant will be prorated for 2010 based on Mr. Quinn’s appointment date.

Effective as of July 7, 2010, the board of directors of NutraCea repriced all outstanding compensatory options to purchase Common Stock held by employees, including executive officers, with exercise prices in excess of $0.20 per share (the “Options”).  As a result, the exercise price of all Options was lowered to $0.20 per share.  No other terms of the Options were changed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in the results of operations and financial condition of NutraCea and subsidiaries (the “Company,” “NutraCea” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, the related Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Part I — Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and the Company’s other Securities and Exchange Commission (“SEC”) filings and public disclosures.

Index

This Form 10-Q may contain “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may”, “will”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Actual results may differ materially from those projected in such forward-looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this Current Report on Form 10-Q and in our annual Report on Form 10-K for the year ended December 31, 2008. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the filing date of this Form 10-Q.

NutraCea (“we”, “us”, “our”, or the “Company”), a California corporation, is a food ingredient and health company focused on the acquisition, processing and refinement of rice bran and derivative products. The Company has proprietary intellectual property that allows us to process and convert rice bran, one of the world’s most underutilized food resources, into a highly nutritious ingredient, stabilized rice bran (“SRB”) that has applications in various food products. Our target markets are food manufacturers, nutraceuticals and animal nutrition. It is also used as a stand-alone product that can be sold through non-related entities with distribution into the market place, both domestically and internationally. These products include food supplements and medical foods, or “Nutraceuticals,” which provide health benefits for humans and animals based on SRB and SRB derivatives. We believe that SRB products can deliver beneficial physiological effects. We are continuing to pursue ongoing clinical trials and third party analyses in order to further support the uses for and effectiveness of our products.

In February 2008, we acquired 100% ownership of Industria Riograndens De Oleos Vegetais Ltda. (“Irgovel”), a limited liability company organized under the laws of the Federative Republic of Brazil, which operates a rice-bran oil manufacturing facility in Pelotas, Brazil (see Note 11 to the Consolidated Financial Statements included herein).  Concurrent with that acquisition we began reporting in two business segments; the NutraCea segment which manufactures and distributes ingredients primarily derived from SRB and the Irgovel segment which manufactures rice-bran oil and fatted and defatted SRB products in Pelotas, Brazil (see Note 11 to the Condensed Consolidated Financial Statements included herein).

Our NutraCea segment is primarily engaged in the manufacturing of SRB at four locations in California and Louisiana (a fifth location in Texas was closed in May 2009) for various consumptive uses. In addition, we have the capability to custom manufacture various grain based products for human food ingredient companies at our facility in Dillon, Montana. Our Phoenix, Arizona facility, which became operational in February 2009, was not brought into full production and was sold in 2010. We have specialized processing equipment and techniques for the treatment of rice grain products to cook, convert, isolate, dry and package finished food ingredients used in the formulation of health food and consumer food finished products. NutraCea RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction, is produced at our Dillon, Montana facility along with RiFiber, a fiber rich derivative and RiBalance, a complete rice bran nutritional package. NutraCea believes that these manufacturing capabilities are unique among grain processors, with custom processing capabilities suited to numerous food applications.  In May 2008, NutraCea was granted USDA/FSIS approval to use SRB as an enhancer into meat products such as meat and poultry sausages that contain binders, nugget-shaped patties, meatballs, meatloaf, and meat and poultry patties. Sales of human food products were approximately 55.1% of total sales in the NutraCea segment in 2009, while the balance of 45.5% of sales made were of animal food products. Our manufacturing assets which consist of equipment and building at our Dillon, Montana facility are available for sale as of December 31, 2009.

Index

Our Irgovel segment manufactures rice-bran oil (“RBO”) and fatted and defatted rice bran (“DRB”) products for both the human and animal food markets in Brazil and internationally.  Irgovel owns the largest rice bran processing facility in South America and is the only Brazilian company to produce oil from rice for human consumption. The extraction of oil from rice bran produces crude RBO and with further refining results in human edible RBO. After extraction, the resulting DRB can be sold into either the human or animal nutrition food channels. Sales of human food products were approximately 29.0% of total sales in 2009, industrial oils were approximately 32.5% of sales, and the remaining 38.5% of sales was of animal food products.  On December 29, 2010 Nutra SA LLC, NutraCea’s wholly owned subsidiary sold approximately 35.6% of its ownership of Irgovel to AF Bran Holdings-NL LLC and AF Bran Holding LLC (see Note 11 to the Condensed Consolidated Financial Statements).

We believe deteriorating economic conditions and heightened turmoil in the financial markets have adversely impacted discretionary consumer spending, including spending on health products. The extent to which these conditions will persist and the overall impact they will have on future consumer spending is unclear.  The following is a discussion of the consolidated financial condition of our results of operations for the three months ended March 31, 2009 and 2008.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

For the three months ended March 31, 2009, the Company’s net loss was ($4,993,000), or ($.03) per share, compared to ($6,527,000) or ($.05) per share, in the same period of 2008, an improvement of $1,534,000. Since Irgovel was acquired in February 2008, the amounts recorded for the Irgovel segment in the first quarter of 2008 were for the period from February 19, 2008 through March 31, 2008. The decrease in net loss was primarily due to a combination of the following factors: (i) significantly improved margin at the Nutracea segment, (ii) decreased bad debt expense and professional fees and (iii) the initial recording of income associated with anti-dilutive warrants.

Our consolidated net revenues for the three months ended March 31, 2009 of $7,212,000 increased to $1,378,000 from the $5,834,000 recorded in the same period last year. Revenues for the NutraCea segment increased $199,000 (5.5%) and the Irgovel segment increased by $1,179,000 (52.7%). The Nutracea segment revenue was negatively impacted by $825,000 from the loss of revenues associated with the deconsolidation of VLI that occurred in the fourth quarter of 2008. The loss of revenue was offset by general growth from new customers and revenue gains in remaining Nutracea segment products. The Irgovel segment revenues increased simply due to the shorter comparable time period in 2008 due to February acquisition date noted above.

Index

Gross profit in the three months ended March 31, 2009 was $956,000 (13%) compared to $573,000 (10%) in 2008, an increase of $383,000. The NutraCea segment experienced a significant improvement of $937,000 due to the high cost of sales incurred in 2008 attributed to rising raw bran prices and the phasing out of high margin products. During the three months ended March 31, 2008 we recorded a charge to cost of good of $515,000 on our NutraCea segment relating to a credit to a customer to reimburse them for products purchased by them during 2007 ultimately determined by the customer to not meet their specifications. The Irgovel segment was negatively impacted in the first quarter of 2009 by pricing pressures and higher plant operating costs associated with maintenance and general improvements.  The following table illustrates the contribution by each of our segments during the three months ended:

	March 31, 2009						March 31, 2008
	Consolidated	%	NutraCea	%	Irgovel	%	Consolidated	%	NutraCea	%	Irgovel	%
Net product sales	$7,201,000		$3,785,000		$3,416,000		$5,807,000		$3,570,000		$2,237,000
Royalty and licensing	11,000		11,000				27,000		27,000
Total revenues	7,212,000	100	3,796,000	100	3,416,000	100	5,834,000	100	3,597,000	100	2,237,000	100

Cost of sales	6,256,000	87	2,924,000	77	3,332,000	98	5,261,000	90	3,662,000	102	1,599,000	71
Gross profit	$956,000	13	$872,000	23	$84,000	2	$573,000	10	$(65,000)	-2	$638,000	29

Sales, General and Administrative (“SG&A”) expenses were $5,683,000 and $5,484,000 in the three months ended March 31, 2009 and 2008, respectively, an increase of $199,000 (3.6%). Specific changes in SG&A expense amounts are detailed in the following schedule:

			Increase
	March 31, 2009	March 31, 2008	(Decrease)
Payroll and benefits	$2,123,000	$1,540,000	$583,000
Sales and marketing	229,000	250,000	(21,000)
Operations	234,000	261,000	(27,000)
Depreciation and amortization	911,000	389,000	522,000
Stock option and warrant expense	130,000	1,050,000	(920,000)
Other SG&A	1,337,000	1,474,000	(137,000)
Total NutraCea segment SG&A	4,964,000	4,964,000	—
Irgovel SG&A	719,000	520,000	199,000
Total consolidated SG&A	$5,683,000	$5,484,000	$199,000

The slight increase in SG&A expense is attributable to the Irgovel segment. Nutracea segment expenses were flat overall. However, three components of SG&A offset each other. Decreased stock option and warrant expense of $920,000 was offset by: (i) a $583,000 increase in payroll and benefits due to additional operational management hired in anticipation of future demand and (ii) increased depreciation associated with the Phoenix and Lake Charles facilities that were not in 2008. The Irgovel segment increase is due to the longer period of time included in 2009 versus 2008.

Research and Development (“R&D”) expenses were $519,000 and $264,000 for the quarters ended March 31, 2009 and 2008, an increase of $255,000. The increase was due to $378,000 for extract and patent work completed by Rice Science, LLC. This was partially offset by reduced R&D spending overall beginning in early 2009 due to overall cash constraints.

Index

In the three months ended March 31, 2009 our bad debt expense (credit) was ($64,000) compared to $303,000 in the three months ended March 31, 2008. A significant portion of bad debt expense in 2008 was related to VLI and customers we no longer do business with and product lines we no longer sell.

Professional fees were $1,132,000 and $1,669,000 for the three months ended March 31, 2009 and 2008, a decrease of $537,000. Professional fees are expenses associated with consultants, accounting, SOX 404 compliance, and outside legal counsel.  The decrease is primarily due to a $500,000 accrual booked in March of 2008 for a brokers fee related to Medan.

Other income and expense, net, increased by $402,000 for the three months ended March 31, 2009 compared to 2008.  The increase is due primarily to adoption of SFAS No. 161 (“ASC”) 815 in January 2009. The result of adopting ASC 815 resulted in warrants to purchase 28,722,848 of our common stock (previously treated as equity pursuant to the derivative treatment exemption) not being afforded equity treatment. Effective January 1, 2009 we reclassified the fair value of these common stock warrants, from equity to liability status. This created an initial liability of $3,913,000 upon adoption. Combined with Series D warrant liability, the total liability at the beginning of the year was $5,069,000. As of March 31, 2009 the liability had decreased to $2,219,000 due to a combination of new warrants being issued, a conversion of Series D warrants to Series E warrants and a decline in the value of existing warrants. This warrant liability income of $2,850,000 was offset by $1,156,000 of expense associated with the initial recording of Series D warrants in January 2009. Specific changes to other income and expense are as follows:

	March 31, 2009			March 31, 2008
	Consolidated	NutraCea	Irgovel	Consolidated	NutraCea	Irgovel
Interest income	$99,000	$4,000	$95,000	$379,000	$376,000	$3,000
Interest expense	(546,000)	(443,000)	(103,000)	50,000	169,000	(119,000)
Gain/(Loss) on Foreign exchange	(320,000)	(15,000)	(305,000)
Equity income/loss in equity investments	(4,000)	(4,000)	—	(17,000)	(17,000)
Anti-Dilutive Income/(Expense)	1,694,000	1,694,000	—
Other income (expense)	136,000	132,000	4,000	245,000	243,000	2,000
Total other (expenses) income	$1,059,000	$1,368,000	$(309,000)	$657,000	$771,000	$(114,000)

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009 our cash and cash equivalents were $1,171,000. Our cash decreased by $3,696,000 in the three months ended March 31, 2009 from our cash position of $4,867,000 at December 31, 2008.

At March 31, 2009, we had $5,197,000 of restricted cash; $3,853,000 and $1,344,000 classified as current and non-current assets respectively.  The restricted cash amount includes a balance of approximately $1,784,000 which is restricted by contract as security on our corporate office lease in Phoenix.  The amount of restricted cash required under the office lease decreases annually over the period of five years per the terms of the lease agreement.  The lease expires in 2016.  The restricted cash amount also includes a balance of $1,500,000 associated with our agreement with Wells Fargo Bank N.A. related to a credit and security agreement.  Under the terms of the agreement, the Company is required to maintain the restricted cash balance unless it meets certain levels of debt service coverage ratios and is not in default of the agreement.  The remaining amount of approximately $1,913,000 represents restricted cash to cover disclosed liabilities under the purchase agreement terms of the acquisition of Irgovel.

Index

Cash used in operating activities was $2,275,000 for the period ended March 31, 2009, compared to net cash used in operations in the same period of 2008 of $524,000, an increase of $1,751,000.  Cash used in operating activities for the period ended March 31, 2009 was primarily driven by a net loss of $5,069,000 offset by non-cash depreciation and amortization of $1,746,000, a decrease in warrant liability of $1,826,000, an increase in accounts payable and accrued liabilities of $1,686,000 and a decrease in other current assets of $743,000.

Cash used in investing activities was $1,142,000 and $35,686,000 for the periods ended March 31, 2009 and 2008, respectively.  This decrease of $34,544,000 was primarily due to our plant expansion projects (Lake Charles and Phoenix), the acquisition of Irgovel, and our investments in subsidiaries that occurred in 2008.

Cash provided from financing activities was $291,000 and $617,000 for the periods ended March 31, 2009 and 2008, respectively.  This decrease in cash used in financing activities was due to payments from the conversion of Preferred Stock.

Our working capital position was ($7,791,000) and ($3,298,000 as of March 31, 2009 and December 31, 2008, respectively.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements.  On an ongoing basis, we evaluate the estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments.  Actual results could differ from those estimates.

For further information about other critical accounting policies, see the discussion of critical accounting policies in our 2008 Form 10-K for the fiscal year ended December 31, 2008.

Index

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162 (as codified in the FASB Accounting Standards Codificationtm (“ASC” or “Codification”) topic 105, Generally Accepted Accounting Principles (“ASC 105”)). ASC 105 establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. Following this update to ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”), or Emerging Issues Task Force (“EITF”) Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The Company adopted the requirements of this standard for the quarter ended September 30, 2009. The adoption of this update to ASC 105 did not have a material impact on the Company’s Condensed Consolidated Financial Statements. All accounting references have been updated, and therefore SFAS references have been augmented with ASC references. In future filings all accounting references will refer to the Codification only.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” codified into ASC 810.  The revised guidance requires an enterprise to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This update to ASC 810 becomes effective for the Company on January 1, 2010. The adoption of the requirements under this update to ASC 810 will not have a material impact on the Condensed Consolidated Financial Statements.

On June 30, 2009, the Company adopted FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“ASC 820”). The update to this ASC 820 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of this update to ASC 820 did not have an impact on the Condensed Consolidated Financial Statements.

Index

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (codified into ASC 825, Financial Instruments (“ASC 825”)). This update to ASC 825 requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of ASC 825. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. This update to ASC 825 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The Company adopted the requirements of this standard as of June 30, 2009. Other than the required disclosures, the adoption of this update to ASC 825 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (as codified in ASC topic 320, Investments — Debt and Equity Securities (“ASC 320”)). This update to ASC 320 amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and EITF Issue 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (all of which are codified in ASC 320), to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company adopted the requirements of this standard as of June 30, 2009. The adoption of this update to ASC 320 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“ASC 805”), which was issued on April 1, 2009. This update to ASC 805 applies to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies as defined in this FSP and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently in accordance with the provisions of ASC 805; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. The adoption of the requirements under this update to ASC 805 did not have an impact on the Company’s Condensed Consolidated Financial Statements.

Index

On January 1, 2009, the Company adopted SFAS No. 160, Non-controlling Interests in Condensed Consolidated Financial Statements — an amendment of ARB 51 (“ASC 810”). This update to ASC 810 amends Accounting Research Bulletin No. 51, Condensed Consolidated Financial Statements (which is codified in ASC 810), to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a non-controlling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This update to ASC 810 requires, among other items, that a non-controlling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The result of the adoption of the requirements under ASC 810 is included in these Company’s Condensed Consolidated Financial Statements and did not have a material impact.

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“ASC 260”). This update to ASC 260 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company adopted the requirements of this standard as of January 1, 2009. The adoption to this update to ASC 260 did not have an impact on the Company’s Condensed Consolidated Financial Statements.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“ASC 470”). Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules for the convertible debt is that the equity component would be included in the paid-in-capital section of stockholders’ equity on the consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the convertible debt instruments. The Company adopted the requirements of this standard as of January 1, 2009.  The adoption of this update to ASC 470 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“ASC 350”).  This update to ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Goodwill and Other Intangible Assets in order to improve the consistency between the useful life of a recognized intangible asset under ASC 142 and the period of expected cash flows used to measure the fair value of the asset under ASC 805 Business Combinations (“ASC 805”), and other GAAP. The Company adopted the requirements of this standard as of January 1, 2009.  The adoption of this update to ASC 350 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

 In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“ASC 815”). This update to ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted the requirements of this standard as of January 1, 2009.  The adoption of this update to ASC 815 did not have an impact on the Company’s Condensed Consolidated Financial Statements.

Index

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“ASC 805”). This update to ASC 805 replaces SFAS No. 141, Business Combinations, and retains the fundamental requirements in SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. This update to ASC 805 requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values at that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The Company adopted the requirements of this standard as of January 1, 2009. The adoption of this update to ASC 320 did not have an impact on the Company’s Condensed Consolidated Financial Statements as it has not yet completed a business acquisition since that date.

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report filed on Form 10-K. Our cash and cash equivalents have been maintained only with maturities of 30 days or less. Our short-term investments have interest reset periods of 30 days or less. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates. As of March 31, 2009 our NutraCea segment had notes payable of $6,884,000 outstanding bearing interest of 8% payable over 4 years and our Irgovel segment had notes payable of $4,394,000 outstanding bearing interest from 2.8% to 21.4% payable over 2.3 to 9.5 years (see Note 12 Notes Payable and Long-term Debt to the Condensed Consolidated Financial Statements included herein). Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. We do not believe that a hypothetical adverse change of 10% in interest rates would have a material effect on our financial position.

Item 4.                   Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009. Based upon that evaluation and the material weaknesses in the Company’s internal control over financial reporting discussed below, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2009..

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Solely as a result of the material weaknesses described below, our management concluded that as of December 31, 2008 we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control— Integrated Framework, issued by COSO.

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

The Company required an extended period to complete its 2008 Annual Report on Form 10-K and to respond to comments presented by The United States Securities and Exchange Commission. Additionally, the Company is delinquent with respect to its filings of 2009 and 2010 Quarterly Reports on Form 10-Q and its filings of its 2009 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.                OTHER INFORMATION

Item 1.                   Legal Proceedings

Various lawsuits, claims, proceedings and investigations are pending involving us as described below in this section. In accordance with ASC 450, Contingencies, when applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. In addition to the matters described herein, we are involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

Irgovel Stockholders Lawsuit

On August 28, 2008, former Irgovel stockholder David Resyng filed an indemnification suit against Irgovel, Osmar Brito and the remaining Irgovel stockholders (“Sellers”), requesting: (i) the freezing of the escrow account maintained in connection with the transfer of Irgovel’s corporate control to the Company and the presentation of all documentation related to the transaction, and (ii) damages in the amount of the difference between (a) the sum received by David Resyng in connection with the judicial settlement agreement executed in the action for the partial dissolution of the limited liability company filed by David Resyng against Irgovel and the Sellers and (b) the amount received by the Sellers in connection with the sale of Irgovel’s corporate control to the Company, in addition to moral damages as determined in the court’s discretion.  The amount of damage claimed by Mr. Resyng is approximately $3 million.

The Company believes that the filing of the above lawsuit is a fundamental default of the obligations undertaken by the Sellers under the Quotas Purchase Agreement for the transfer of Irgovel’s corporate control, executed by and among the Sellers and the Company on January 31, 2008 (“Purchase Agreement”).  Consequently, the Company believes that the responsibility for any indemnity, costs and expenses incurred or that may come to be incurred by Irgovel and/or the Company in connection with the above lawsuit is the sole responsibility of the Sellers.

On February 6, 2009, the Sellers filed a collection lawsuit against the Company seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $936,000.  The Company has withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Company has not been served with any formal notices in regard to this matter so far.  To date, only Irgovel has received formal legal notice. In addition, the Purchase Agreement requires that all disputes between the Company and the Sellers be adjudicated through arbitration. As part of the Purchase Agreement $2,023,000 was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  The Company believes any payout due to the lawsuit will be made out of the escrow account.  As of December 31, 2010 and 2009 the balance in the escrow account was $1,917,000 and $1,915,000, respectively.  The Company believes that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

Index

Shareholder Class Action

On February 27, 2009 and on April 27, 2009 securities class action lawsuits were filed in the District Court for the District of Arizona against the Company and certain of its current and former officers and directors. On May 29, 2009 the cases were consolidated into a single action (the “Federal Action”) and lead plaintiff was appointed.  On July 1, 2009, lead plaintiff filed a consolidated class action complaint on behalf of all persons who purchased NutraCea common stock between April 2, 2007 and February 23, 2009.  The complaint alleged that the Company filed material misstatements in publically disseminated press releases and SEC filings misstating the Company’s financial condition and certain transactions during the period in question. An amended consolidated complaint was filed on September 25, 2009.

The case has been settled in its entirety with the settlement to be funded by the Company’s directors and officers’ insurance carrier. On October 1, 2010 the District Court of Arizona issued an Order approving the Settlement, certifying the class and entering Judgment dismissing the matter. On October 27, 2010, the Bankruptcy Court for the District of Arizona also entered an Order approving the settlement.

Shareholder Derivative Action

In addition to the shareholder class actions, on March 30, 2009 and May 8, 2009, two shareholder derivative lawsuits were filed in Maricopa County Superior Court by persons identifying themselves as shareholders of the Company and purporting to act on its behalf, naming the Company as a nominal defendant and naming its former Chief Executive Officer and its then current Board of Directors as defendants.

In these actions, the plaintiffs asserted claims against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment based on the alleged wrongful conduct complained of in the Federal Action described above.  All of these claims were purportedly asserted derivatively on the Company’s behalf and the plaintiffs sought no monetary recovery against the Company.  Instead they sought, among other relief, disgorgement of all profits, benefits, and compensation received by the individual defendants together with their attorneys’ fees and costs.

By an order entered on June 3, 2009, the superior court consolidated these two cases into one action captioned In re:  NutraCea Derivative Litigation, Case No. CV2009-051495. Following the filing of the Chapter 11 Reorganization, the defendants filed a motion to dismiss the action for lack of standing. On February 10, 2010, in response to that motion, plaintiffs filed a voluntary dismissal without prejudice of both actions and the Court entered the dismissals.

Index

SEC Enforcement Investigation

The Company received a letter from the SEC in January 2009 indicating that it had opened an informal inquiry, and the Company subsequently received an informal request for the production of documents in February 2009 relating to a number of 2007 transactions.  In March 2009, the Company received a Formal Order of Private Investigation from the SEC.  In June 2009, the Company received a subpoena for the production of documents that largely tracked the SEC’s earlier requests.  The Company responded to these requests for documents and based on findings related to the internal review and the SEC’s requests, the Company restated its financial statements for 2006, 2007 and the first three quarters of 2008.

On January 13, 2011, the SEC filed a complaint in the United States District Court for the District of Arizona alleging that the Company violated Section 17(a) of the Securities Act of 1933 (“Securities Act”), 15 U.S.C. § 77q(a), Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act of 1934 (the “Exchange Act”), 15 U.S.C. §§ 78j(b), 78m(a), 78m(b)(2)(A), and 78m(b)(2)(B), and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder, 17 C.F.R. §§ 240.10b-5, 240.12b-20, 240.13a-1, and 240.13a-13 (the “SEC Action”).  The Company has settled these allegations with the SEC, without admitting or denying them, and has consented to the entry of a Final Judgment of Permanent Injunction (the “Consent Judgment”), which, among other things, permanently restrains and enjoins NutraCea from violations of Section 17(a) of the Securities Act, 15 U.S.C. § 77q(a), Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act, 15 U.S.C. §§ 78j(b), 78m(a), 78m(b)(2)(A), and 78m(b)(2)(B), and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder, 17 C.F.R. §§ 240.10b-5, 240.12b-20, 240.13a-1, and 240.13a-13.  The final Consent Judgment was entered in the SEC Action on February 14, 2011.  No financial penalty was assessed by the SEC against the Company.

W.D. Manor Mechanical Contractors, Inc. and Related Matters

On April 30, 2009, W.D. Manor Mechanical Contractors, Inc. (“W.D.”) filed a complaint against NutraPhoenix, LLC, the Company and other unrelated defendants in Superior Court of Arizona, Maricopa County (CV2009-013957) arising out of the construction of a facility in Phoenix, Arizona that was owned by NutraPhoenix, LLC and at which the Company was the tenant.   Various other sub-contractors joined in the lawsuit and asserted lien claims. These claims have been accrued and expensed in our Consolidated Financial Statements as of December 31, 2009. With the sale of the Phoenix facility in September 2010, all claims held by W. D. Manor and the other subcontractors who joined in the lawsuit, totaling $699,000, were paid in full from the proceeds of the sale and the lawsuit was dismissed.

Halpern

On January 21, 2009, Halpern Capital Inc, filed a complaint against NutraCea in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida (Case No: 09-04688CA06) arising out of a financial advisory and investment banking relationship.  The two parties reached a confidential settlement agreement that included cash payment and warrants. The total value of the settlement was accrued in our Consolidated Financial Statements as of December 31, 2008 and the lawsuit was dismissed.

Index

Farmers’ Rice Milling

Farmers’ Rice Milling (“FRM”) contended that the Company defaulted by failing to pay rentals due under two leases between the parties: (i) the March 15, 2007 ground lease, as amended on November 1, 2008 and (ii) the April 15, 2007 Warehouse lease (collectively the “Leases”).  FRM filed suit against the Company to terminate the Leases and recover damages thereunder. This suit was filed in the 14th Judicial District Court on June 24, 2009 and was timely removed to the United States District Court, Western District of Louisiana, Lake Charles division.  The Company filed an Answer and Counterclaim and deposited into the registry of the court the sum of $60,425 constituting the rental due under both the Leases, a late fee due under the Warehouse lease plus accrued interest. Following the filing of the Chapter 11 Reorganization both leases were assumed under Section 365 of the Bankruptcy Code, the arrearages were paid and the lawsuit was dismissed.  FRM also asserted a claim for monetary damages for breach of a supply agreement, but that claim was dismissed from the lawsuit and allowed as a general unsecured claim in the Chapter 11 Reorganization.

In addition to the litigation matters discussed above, from time to time the Company is involved in litigation incidental to the conduct of the Company’s business. While the outcome of lawsuits and other proceedings against the Company cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on the Company’s financial position or results of operations.

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

Risks Related to Our Emergence from Bankruptcy

 Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court.

In connection with the Chapter 11 Reorganization, we were required to prepare financial projections to demonstrate the feasibility of the Amended Plan and our ability to continue operations upon emergence from bankruptcy. The financial projections, which were included in the disclosure statement approved by the Bankruptcy Court, reflected numerous assumptions concerning anticipated future performance and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize.  Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks.  Our actual results may vary from those contemplated by the projections for a variety of reasons.  The projections have not been incorporated by reference into this report and neither those projections nor any version of the disclosure statement should be considered or relied upon in connection with any investment decision concerning our common stock.

The Company’s Obligations under its confirmed Plan of Reorganization

As noted above, the Company estimates that its payment obligations under the confirmed Amended Plan total more than $7 million.  It intends to pay these obligations by selling non-core assets, collecting outstanding receivables, and borrowing on a secured basis.  It has granted a lien in all of its assets to secure its payment obligations to general unsecured creditors.  The lien is administered and may be enforced by a Plan Agent, who may, among other things, sell specified assets if the payment benchmarks set forth in the Amended Plan are not met.

Index

We cannot be certain that the Chapter 11 Reorganization will not adversely affect our operations going forward.

Although we emerged from bankruptcy under Chapter 11 on November 30, 2010, the effective date of the Amended Plan, we cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations going forward, including our ability to negotiate favorable terms from suppliers, partners and others and to attract and retain customers. The failure to obtain such favorable terms and attract and retain customers could adversely affect our financial performance.

If we do not meet certain payment benchmarks as described in the Amended Plan, the Plan Agent will be able to direct and control the sale of certain of our assets.

Under the Amended Plan, if we fail to meet certain payment benchmarks to our general unsecured creditors as described in the Amended Plan, the Plan Agent may direct and control the sale of (i) our Dillon, Montana facility, (ii) all of our loose equipment, and, if the third payment benchmark is not met, (iii) the sale of equipment located in our Lake Charles, Louisiana facility, and (iv) the sale of any other pledged assets.  The general unsecured creditors may retain up to 100% of net proceeds from any such sale in satisfaction of their claims.  Since we will not be able to control the sale of the above assets if we do not meet the payment benchmarks, we cannot guarantee that the assets will be sold at a value satisfactory to us.

Our payment obligations under the Amended Plan may adversely affect our cash flow and we may not be able to obtain additional financing on satisfactory conditions.

Our ability to service our payment obligations under the Amended Plan will depend upon, among other things, our future operating performance and the ability to enter into financing transactions. These factors depend partly on economic, financial, competitive and other factors beyond our control. We may not be able to generate sufficient cash from operations to meet our payment obligations as well as fund necessary capital expenditures. In addition, if we need to obtain additional financing or sell assets or equity, we may not be able to do so on commercially reasonable terms, if at all.  Failure to service our payment obligations may result in the Plan Agent selling one or more of our assets, as described above.

Our actual financial results after emergence from bankruptcy under Chapter 11 may not be comparable to our historical financial information.

As a result of the implementation of the Amended Plan and the transactions contemplated thereby, our financial condition and results of operations may not be comparable to the financial condition or results of operations reflected in the Company’s historical financial statements.

Index

Risks Related to Our Business

Our significant losses and negative cash flow raise questions about our ability to continue as a going concern.

Our cash flows from operating activities used approximately $2.3 million and $0.5 million for the three month period ended March 31, 2009 and 2008, respectively. We cannot assure you that we will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis or that profitability, if achieved, will be sustained.  No adjustments have been made to the financial statements that might result from the outcome of this uncertainty. If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives such as filing for bankruptcy, pursuing dissolution and liquidation or seeking to merge with another company or sell all or substantially all of our assets.

The restatement of our Consolidated Financial Statements has subjected us to a number of additional risks and uncertainties, including increased costs for accounting and legal fees and the increased possibility of legal proceedings.

As a result of the restatement that was completed in October 2009, we have become subject to a number of additional risks and uncertainties, including:

●
We incurred substantial unanticipated costs for accounting and legal fees during 2009 in connection with the restatement. Although the restatement is complete, we expect to continue to incur additional legal costs as noted below.

●
As a result of the restatement, we were named in a number of lawsuits as discussed in Item 1 of Part II of this Quarterly Report, “Legal Proceedings” and Note 16, Litigation, Other plaintiffs may bring additional actions with other claims, although such claims are most likely barred by the discharge injunction resulting from the confirmation of the Amended Plan. If such actions are brought and are not barred by the discharge injunction, we may incur substantial defense costs regardless of the outcome of these actions and insurance may not be sufficient to cover the losses we may incur. Likewise, such actions might cause a diversion of our management’s time and attention. If we do not prevail in one or more of these actions, we could be required to pay substantial damages or settlement costs, which could adversely affect our business, financial condition, results of operations and liquidity.

We have a limited operating history and have generated losses in each quarter except for the second and third quarter of 2006.

We began operations in February 2000 and incurred losses in each reporting period except for the second and third quarter of 2006.  Our prospects for financial success are difficult to forecast because we have a relatively limited operating history. Our prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets. Our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in product development, possible cost overruns due to price and cost increases in raw product and manufacturing processes, uncertain market acceptance, and inability to respond effectively to competitive developments and attract, retain and motivate qualified employees. Therefore, there can be no assurance that our business or products will be successful, that we will be able to achieve or maintain profitable operations or that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.

Index

We have not yet achieved positive cash flow.

We have not generated a positive cash flow from operations continuously period to period since commencing operations. Management is reassessing the business to identify core and non-core assets. To raise additional cash funding, non-core assets and/or business units will be offered for sale. Additionally, increased focus and attention will be undertaken in an effort to reduce operating expenses to increase cash flow and fund current operations in our NutraCea Segment.

Our ability to meet long term business objectives likely will be dependent upon our ability to raise additional financing through public or private equity financings, establish increasing cash flow from operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund long-term operations.  There is no assurance that external funds will be available on terms acceptable to us in sufficient amount to finance operations until we do reach sufficient positive cash flow.  Any issuance of securities to obtain such funds would dilute percentage ownership of our shareholders.  Such dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock. Incurring additional debt may involve restrictive covenants and increased interest costs that will strain our future cash flow.  An inability to obtain sufficient financing might require us to delay, scale back or eliminate some or all of our product development and marketing programs, eliminate or restructure portions of our operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives including dissolution and liquidation or seeking to merge with another company or sell all or substantially all of our assets.

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

As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance technical capabilities, or that may otherwise offer growth opportunities. In the event of any future acquisitions, we could:

Index

●	issue stock that would dilute current shareholders’ percentage ownership;
●	incur debt; or
●	assume liabilities.

These purchases also involve numerous risks, including:

●	problems combining the purchased operations, technologies or products;
●	unanticipated costs;
●	diversion of management’s attention from our core business;
●	adverse effects on existing business relationships with suppliers and customers;
●	risks associated with entering markets in which we have no or limited prior experience; and
●	potential loss of key employees of purchased organizations.

We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future.

We intend to pursue significant foreign operations and there are inherent risks in operating overseas.

An important component of our business strategy is to build rice bran stabilization and rice bran oil facilities in foreign countries and to market and sell our products internationally. For example, in 2008 we purchased Irgovel in Brazil that manufactures rice bran oil. There are risks in operating facilities in developing countries because, among other reasons, we may be unable to attract sufficient qualified personnel, intellectual property rights may not be enforced as we expect, and legal rights may not be available as contemplated. Should any of these risks occur, we may be unable to maximize the output from these facilities and our financial results may decrease from our anticipated levels. The inherent risks of international operations could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include, among others:

●	cultural differences in the conduct of business;
●	fluctuations in foreign exchange rates;
●	greater difficulty in accounts receivable collection and longer collection periods;
●	impact of recessions in economies outside of the United States;
●	reduced protection for intellectual property rights in some countries;
●	unexpected changes in regulatory requirements;
●	tariffs and other trade barriers;
●	political conditions in each country;
●	management and operation of an enterprise spread over various countries;
●	the burden and administrative costs of complying with a wide variety of foreign laws; and
●	currency restrictions.

Index

Fluctuations in foreign currency exchange could adversely affect our financial results.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including primarily the Brazilian Real.  Currently, a significant portion of our revenues and expenses occur with our Brazilian subsidiary, Irgovel.  Because our Condensed Consolidated Financial Statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect historically, during or at the end of each report period.  Therefore, increases or decreases in the value of the U.S. dollar against the Brazilian real and any other currency which affects a material amount of our operations, will affect our revenues, cost of sales, gross profit (loss), operating expenses, or other income and expenses and the value of balance sheet items denominated in foreign currencies.  These fluctuations may have a material adverse effect on our financial results.  Disruptions in financial markets may result in significant changes in foreign exchange rates in relatively short periods of time which further increases the risk of an adverse currency effect.  Since we plan to expand our international operations, we will likely increase our exposure to foreign currency risks.  We do not hedge our currency risk, and do not expect to as currency hedges are expensive and do not necessarily reduce the risk of currency fluctuations over longer periods of time.

We depend on a limited number of customers.

For the three months ended March 31, 2009, no customer accounted for a total of 10.0% or more of the Company’s sales. At March 31, 2009, one customer accounted for 10.4% of the Company’s accounts receivable.

For the three months ended March 31, 2008, one customer accounted for a total of 12.1% of the Company’s sales.  At March 30, 2008, two of those customers accounted for 48.8% of total accounts receivable: 25.7%, and 23.1%, respectively.

Although we continue to expand our customer base in an attempt to mitigate the concentration of customers, the loss of any one of these customers could have an adverse effect on our revenues and results of operations.

We may encounter difficulties in maintaining relationships with customers and distributors while enforcing our credit policies.

We define credit risk as the risk of loss from obligors or counterparty default. Our credit risks arise from both consumers and distributors.  Many of these risks and uncertainties are beyond our control.

Our ability to forecast future trends and spot shifts in consumer patterns or behavior even before they occur are vital for our success in today’s economy.  In managing risk, our objective is to protect our profitability, but also protect, to the extent we can, our ongoing relationship with our distributors and customers. With this in mind, we have taken the following actions:

●
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

Index

●	We incorporated more sophisticated information in the Company’s risk evaluations;
●	We increased our focus on areas of high risk, including canceling an account or placing a cash only policy on certain questionable accounts;
●	We reduced certain credit limits;
●	We concentrated our efforts on quickly identifying and assisting distributors who are experiencing temporary financial difficulty.

Implementing and enforcing our credit policy and providing guidance to the officers on the policy is critical for us to achieve US GAAP compliant revenue recognition. We may encounter difficulties in maintaining relationships with customers and distributors while enforcing our credit policies.

The inability of our significant customers to meet their obligations to us may adversely affect our financial results.

We are subject to credit risk due to concentration of our trade accounts receivables and notes receivables. As of March 31, 2009, one customer accounted for 10.4% of our $2,862,000 trade accounts receivable. The inability of our signification customers to meet their obligations to us, may adversely affect our financial condition and results of operations.

We rely upon a limited number of product offerings.

The majority of the products that we have sold as of March 31, 2009 have been based on SRB produced at our US facilities and extracted rice bran oil from Irgovel, our Brazilian facility. Although we will market SRB as a dietary supplement, as an active food ingredient for inclusion in our products and in other companies’ products, and in other ways, a decline in the market demand for our SRB products, as well as the products of other companies utilizing our SRB products, could have a significant adverse impact on us.

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

All of our current products depend on our proprietary technology using raw rice bran, which is a by-product from milling paddy rice to white rice. Our ability to manufacture SRB is currently limited to the production capability of our production equipment at Farmers’ Rice Co-operative and Archer Daniels Midland in California and our own plants located next to Louisiana Rice Mill in Mermentau, Louisiana, and Farmer’s Rice Inc.  in Lake Charles, Louisiana.  Along with our value-added product plants in Dillon, Montana and our facility in Pelotas, Brazil, we currently are capable of producing enough finished products to meet current demand. If demand for our products were to increase dramatically in the future, we would need additional production capacity.

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

We have numerous ongoing contractual obligations under various purchases, sale, supply, production and other agreements which govern our business operations.  We also have contractual obligations which require ongoing payments such as various lease obligations and the agreement of Irgovel to pay tax obligations to the Brazilian government over a ten year period.  While we seek to comply at all times with these obligations, there can be no assurance that we will be able to comply with the terms of all contracts during all periods of time, especially if there are significant changes in market conditions or our financial condition.  If we are unable to comply with our material contractual obligations, there likely would be a material adverse effect on our financial condition and results of operations.

We have a high concentration of credit risk

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

Index

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

Our success depends upon the efforts of our top management team, including the efforts of John Short (Chairman and Chief Executive Officer), Dale Belt (Chief Financial Officer), Leo Gingras (President and Chief Operating Officer), and Collin Garner (Senior Vice President of Sales and Marketing). Although we have written employment agreements with each of the foregoing individuals, there is no assurance that such individuals will not die, become disabled, or resign. In addition, our success is dependent upon our ability to attract and retain key management persons for positions relating to the marketing and distribution of our products.

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

 Risks Related to Our Stock

Our Stock Price is Volatile.

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future.  We trade on the over the counter “pink sheets” for which there is an inconsistent market and we are a thinly traded stock subject to volatility in price and demand of our shares. The high and low closing sales prices of our common stock for the following periods were:

Index

NutraCea Common Stock	Low	High

Year Ended December 31, 2010
Fourth Quarter	$0.10	$0.24
Third Quarter	$0.08	$0.13
Second Quarter	$0.06	$0.16
First Quarter	$0.07	$0.14

Year Ended December 31, 2009
Fourth Quarter	$0.04	$0.18
Third Quarter	$0.12	$0.27
Second Quarter	$0.15	$0.41
First Quarter	$0.18	$0.56

Year Ended December 31, 2008
Fourth Quarter	$0.31	$0.52
Third Quarter	$0.39	$0.70
Second Quarter	$0.69	$1.13
First Quarter	$0.89	$1.56

Year Ended December 31, 2007
Fourth Quarter	$0.75	$1.76
Third Quarter	$1.34	$3.31
Second Quarter	$3.03	$5.00
First Quarter	$2.21	$3.39

The market price of a share of our common stock may continue to fluctuate in response to a number of factors, including:

●	announcements of new products or product enhancements by us or our competitors;
●	fluctuations in our quarterly or annual operating results;
●	developments in our relationships with customers and suppliers;
●	the loss of services of one or more of our executive officers or other key employees;
●	announcements of technological innovations or new systems or enhancements used by us or our competitors;
●	developments in our or our competitors’ intellectual property rights;
●	adverse effects to our operating results due to impairment of goodwill;
●	failure to implement the Amended Plan
●	failure to meet the expectation of securities analysts’ or the public;
●	general economic and market conditions;
●	our ability to expand our operations, domestically and internationally, and the amount and timing of expenditures related to this expansion;

Index

●	litigation involving us, our industry or both;
●	actual or anticipated changes in expectations regarding our performance by investors or securities analysts; and
●	price and volume fluctuations in the overall stock market from time to time.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Our stock price is volatile and if we become the target of securities litigation it could result in substantial costs and divert our management’s attention and resources from our business. In addition, volatility, lack of positive performance in our stock price or changes to our overall compensation program, including our equity incentive program, may adversely affect our ability to retain key employees.

We have significant “equity overhang” which could adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of equity securities.

As of January 31, 2011, NutraCea had 195,509,109 shares of common stock outstanding. Additionally, as of January 31, 2011, options and warrants to purchase approximately 79,887,000 shares of our common stock were outstanding. The possibility that substantial amounts of our outstanding common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

The exercise of outstanding options and warrants may dilute current shareholders.

As of January 31, 2011, there were outstanding options and warrants to purchase approximately 79,887,000 shares of our common stock. Holders of these options and warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Moreover, while these options and warrants are outstanding, our ability to obtain financing on favorable terms may be adversely affected.

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

Index

The authorization and issuance of preferred stock may have an adverse effect on the rights of holders of our common stock.

Our Board of Directors, without further action or vote by holders of our common stock, has the right to establish the terms, preference, rights and restrictions and issue shares of preferred stock.  The terms of any series of preferred stock could be issued with terms, rights, preferences and restrictions that could adversely affect the rights of holders of our common stock and thereby reduce the value of our common stock. The designation and issuance of preferred stock favorable to current management or shareholders could make it more difficult to gain control of our Board of Directors or remove our current management and may be used to defeat hostile bids for control which might provide shareholders with premiums for their shares. We have designated and issued five series of preferred stock, no shares of which remain outstanding.  We may issue additional series of preferred stock in the future.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were issued during the three month period ended March 31, 2009.

On January 2, 2009 and February 2, 2009, the Company issued an option to new employees to purchase 80,000 shares of our Common Stock at a strike price of $0.70 with a five year expiration date.

Index

On February 12, 2009, the Company settled a dispute with a former director concerning the compensation they were entitled to for serving on the board from March of 2004 to February of 2007. The Company issued 50,000 shares of its Common Stock, with a value of $21,000, for these services.

On March 23, 2009, the Company settled a dispute with a former director concerning the compensation they were entitled to for serving on the board from March of 2004 to September 2005. The Company issued 32,500 shares of its Common Stock, with a value of $7,150, for these services.

The securities described were issued in private placement transactions to a limited number of recipients in reliance on Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated under the Securities Act.  Each person or entity to whom securities were issued represented that the securities were being acquired for investment purposes, for the person’s or entity’s own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Removed and Reserved

None

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Office Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEA (Registrant)

Dated: February 24, 2011	By:	/s/ W. John Short
Name: W. John Short
Title: Chief Executive Officer

By:	/s/ Dale Belt
Name: Jerry Dale Belt
Title: Chief Financial Officer