Form 10-Q
period 2009-06-30
NUTRACEA
filed 2011-02-24
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 0-32565

NUTRACEA
(Exact Name of Registrant as Specified in its Charter)

California	87-0673375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6720 North Scottsdale Road., Suite 390	85253
Scottsdale, AZ	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of January 31, 2011, 195,509,109 shares of the registrant’s common stock were outstanding.

FORM 10-Q

Index

NUTRACEA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (Restated)	2009	2008 (Restated)
Revenues
Net product revenues	$9,572,000	$11,016,000	$16,773,000	$16,823,000
Royalty, label and licensing fees	10,000	-	21,000	27,000
Total revenues	9,582,000	11,016,000	16,794,000	16,850,000

Cost of goods sold	7,605,000	7,746,000	13,861,000	13,007,000

Gross profit	1,977,000	3,270,000	2,933,000	3,843,000

Operating expenses
Selling, general and administrative	5,409,000	5,769,000	11,092,000	11,253,000
Research and development	155,000	738,000	674,000	1,002,000
Bad debt expense (recovery)	-	110,000	(64,000)	413,000
Professional fees	819,000	1,092,000	1,951,000	2,761,000
Loss, net of gains, on disposal of assets	354,000	331,000	354,000	331,000

Total operating expenses	6,737,000	8,040,000	14,007,000	15,760,000

Loss from operations	(4,760,000)	(4,770,000)	(11,074,000)	(11,917,000)

Other income (expense)
Interest income	158,000	161,000	257,000	540,000
Interest expense	(862,000)	(195,000)	(1,408,000)	(145,000)
Loss on equity method investments	(48,000)	(77,000)	(52,000)	(94,000)
Foreign exchange Gain/(Loss)	167,000	-	(153,000)	-
Warrant liability (expense)/income	(123,000)	-	1,571,000	-
Other expense	(142,000)	(586,000)	(6,000)	(341,000)

Loss before income taxes	(5,610,000)	(5,467,000)	(10,865,000)	(11,957,000)

Income tax benefit (expense)	14,000	(281,000)	200,000	(318,000)
Net loss	(5,596,000)	(5,748,000)	(10,665,000)	(12,275,000)

Loss attributable to non-controlling interest	5,000	70,000	81,000	70,000
Net loss attributable to NutraCea	$(5,591,000)	$(5,678,000)	$(10,584,000)	$(12,205,000)

Loss per share attributable to NutraCea
Basic	$(0.03)	$(0.04)	$(0.06)	$(0.08)
Diluted	$(0.03)	$(0.04)	$(0.06)	$(0.08)

Weighted average number of shares outstanding
Basic	180,407,000	151,867,000	174,917,000	145,545,000
Diluted	180,407,000	151,867,000	174,917,000	145,545,000

See Notes to Condensed Consolidated Financial Statements.

Index

NUTRACEA
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$57,000	$4,867,000
Restricted cash	1,976,000	3,853,000
Trade accounts receivables, net of allowance for doubtful accounts of $306,000 and $365,000 respectively	3,724,000	2,978,000
Inventories	3,333,000	3,883,000
Notes receivable, current portion, net of allowance for doubtful notes receivable of $550,000 and $550,000, respectively	86,000	308,000
Deposits and other current assets	2,084,000	3,290,000
Assets held for sale	639,000	822,000
Total current assets	11,899,000	20,001,000

Restricted cash	1,537,000	1,344,000
Property, plant and equipment, net	53,911,000	56,983,000
Equity method investment	2,715,000	2,768,000
Investment in VLI Sr Notes and Preferred Stock	3,626,000	3,626,000
Intangible assets, net	10,419,000	12,043,000
Goodwill	5,067,000	5,579,000
Other non-current assets	45,000	36,000
Total assets	$89,219,000	$102,380,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,839,000	$3,415,000
Accrued expenses	6,837,000	8,475,000
Deferred rent incentive - current portion	168,000	168,000
Notes payable, current portion	4,268,000	6,159,000
Deferred revenue	270,000	137,000
Convertible, series D preferred stock, no par value, $1,000 stated value, 10,000 shares authorized, 5,000 shares, issued 893 and 4,945 shares outstanding, respectively	893,000	4,945,000
Total current liabilities	20,275,000	23,299,000

Long-term liabilities:
Deferred rent incentive - net of current portion	966,000	1,051,000
Notes payable, net of current portion	5,681,000	4,717,000
Deferred tax liability	4,700,000	4,187,000
Warrant liabilities	2,342,000	-
Other non-current liabilities	1,000,000	1,000,000
Total liabilities	34,964,000	34,254,000

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, 350,000,000 shares authorized, 187,972,000 and 168,125,000 shares issued and outstanding	203,965,000	199,485,000
Accumulated deficit	(147,632,000)	(133,136,000)
Accumulated other comprehensive (loss)/income	(1,949,000)	1,857,000
Total equity attributable to NutraCea	54,384,000	68,206,000
Noncontrolling interest	(129,000)	(80,000)
Total equity	54,255,000	68,126,000
Total liabilities and equity	$89,219,000	$102,380,000

See Notes to Condensed Consolidated Financial Statements

Index

NUTRACEA
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008 (Restated)
Cash flow from operating activities:
Net Loss	$(10,665,000)	$(12,205,000)
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	3,540,000	1,784,000
Provision for doubtful accounts and notes	(64,000)	413,000
Loss/(Gain) on foreign exchange	153,000	-
Warrant liability income	(1,571,000)	-
Stock-based compensation	192,000	1,454,000
Stock-based interest expense	844,000	-
Loss on equity investments	52,000	94,000
Deferred tax benefit	(210,000)	-
Loss on disposal of assets	354,000	331,000

Changes in operating assets and liabilities:
Trade accounts receivable	(254,000)	(831,000)
Inventories	696,000	(2,745,000)
Other current assets	1,275,000	131,000
Accounts payable and accrued expenses	2,413,000	7,047,000
Deferred rent incentive	(10,000)	(42,000)
Deferred revenue	134,000	(1,479,000)

Net cash used in operating activities	(3,121,000)	(6,048,000)

Cash flows from investing activities:
Issuance of notes receivable	-	(182,000)
Proceeds of payments from notes receivable	222,000	1,978,000
Purchases of property and equipment	(1,202,000)	(17,698,000)
Investment in Irgovel, net of cash acquired	-	(14,970,000)
Investment in PIN	-	(5,675,000)
Restricted cash	1,683,000	(1,606,000)
Purchases of other assets and intangibles	-	(355,000)

Net cash provided/(used) in investing activities	703,000	(38,508,000)

Cash flows from financing activities:
Payments on redemption of preferred stock	(556,000)	-
Proceeds from noncontrolling interest	32,000	-
Proceeds from equity financing, net of expenses		18,775,000
Principal proceeds/(payments) on notes payable	(1,881,000)	87,000
Registration costs paid	-	(104,000)
Proceeds from exercise of common stock options and warrants	-	685,000

Net cash provided/(used) by financing activities	(2,405,000)	19,443,000

Effect of exchange rate changes on cash and cash equivalents	13,000	(6,000)

Net increase (decrease) in cash	(4,810,000)	(25,119,000)

Cash and cash equivalents, beginning of period	4,867,000	41,198,000
Cash and cash equivalents, end of period	$57,000	$16,079,000

Non-cash investing activities:
Conversion of Series D Preferred Stock to common stock	$3,496,000	$-
Supplemental disclosures:
Cash paid for interest during the year	$453,000	$382,000
Cash paid for income taxes during the year	-	75,000

See Notes to Condensed Consolidated Financial Statements

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

The interim results of operations and interim cash flows for the three months and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period and have been prepared assuming the Company will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses and negative cash flows from operations.  In the past the Company has turned to the equity markets for additional liquidity.  This is not a likely source of funds at this time due to the Company’s financial position and the state of the equity markets.

The Company restated its consolidated balance sheet and its consolidated statements of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for its fiscal years ended December 31, 2006 (“fiscal 2006”) and December 31, 2007 (“fiscal 2007”).  In addition, certain restatement adjustments affected interim financial information for all of the quarters of fiscal 2007 and the first three quarters of the fiscal year ended December 31, 2008 (“fiscal 2008”) previously filed on Form 10-Q.  The Company did not amend its prior Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement adjustments.  The financial statements and related interim financial information contained in such reports were superseded by the information in the 2008 Annual Report on Form 10K for 2008 filed on October 20, 2009.

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

Index

Chapter 11 Reorganization - On November 10, 2009, NutraCea (the "Parent Company") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”), in the proceeding entitled In re:  NutraCea., Case No. 2:09-bk-28817-CGC (the “Chapter 11 Reorganization”).  None of the Parent Company’s subsidiaries, including its Brazilian rice bran oil operation, Irgovel, were included in the bankruptcy filing. The Company continued to manage its assets and operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  None of the Parent Company’s subsidiaries were included in the bankruptcy filing. Under the Bankruptcy Code, certain claims against the Company in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization and amounted to $7 million as of December 31, 2009 plus outstanding indebtedness. Additional claims arose subsequent to the filing date from the Company’s business operations, its secured borrowing from Wells Fargo Bank, N.A., acting through its Business Credit operating division (“WFBC”), its employment of professionals, its disposition of certain non-core assets (as described below) and its treatment of certain executory contracts.  The claim of WFBC, the primary secured creditor of the Company, was secured by perfected liens against the Company’s real and personal property, including, without limitation, its plant and equipment, trade receivables and inventory. The WFBC loan was paid in full as of December 31, 2010.

On August 10, 2010, the Company and the Official Unsecured Creditors Committee filed with the Bankruptcy Court an amended plan of reorganization (the “Amended Plan”) in accordance with the Bankruptcy Code. The Amended Plan calls for the payment in full of all allowed claims.  Creditors voted overwhelmingly in favor of the Amended Plan and, on October 27, 2010, the Bankruptcy Court entered its order confirming the Amended Plan.  The confirmation order became final on November 10, 2010 and the Amended Plan became effective on November 30, 2010.  The Company’s payment obligations under the Amended Plan are estimated to total $7 million.  It intends to discharge these obligations by selling non-core assets, collecting outstanding receivables, and borrowing on a secured basis.  To secure a portion of these payment obligations, unsecured creditors were granted a lien in all of the Company’s assets.  The lien is administered and may be enforced by a Plan Agent, who was jointly selected by the Company and the Official Unsecured Creditors Committee.  The Plan Agent may, among other things, sell specified assets of the Company if the payment benchmarks set forth in the Amended Plan are not met.

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

In the ongoing effort to improve profitability, significant emphasis will be placed on growing sales. The growth of revenues is expected to include the following:

•	growing sales in existing markets, including bulk SRB and rice bran oil; and
•	aligning with strategic partners who can provide channels for additional sales of our products including rice-bran oil extraction.

In the past the Company has turned to the equity markets for additional liquidity.  This is not a likely source of funds at this time due to the Company’s financial position, the state of the equity markets and the bankruptcy filing. Combined with expense reduction efforts and growth of sales, Company management intends to provide the necessary cash to continue operations through the monetization of certain assets and is expected to include some or all of the following:

•	sale or a sale- lease back of certain of the Company’s facilities;
•	sale of a non-controlling interest in one or more of the Company’s subsidiaries;
•	sale of certain trademarks to strategic buyers that could become long-term buyers of bulk SRB; or
•	sale of surplus equipment

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

Index

Due to the acquistion of RiceX, the subsequent reorganization of the Company, and the acquisition of Irgovel - Industria Riograndens De Oleos Vegetais Ltda. (“Irgovel”), the Company now operates in two segments, NutraCea and Irgovel.

Note 3.  Summary of Significant Accounting Policies

Revenue Recognition - The Company recognizes revenue for product sales when title and risk of loss pass to its customers generally upon shipment for domestic customers and upon receipt for international customers and when provisions for estimates, including discounts, and price adjustments are reasonably determinable. Provisions for routine sales discounts, volume allowances, and adjustments are made in the same period the sales are recorded. No revisions were made to the methodology used in determining these provisions during the quarter ended June 30, 2009. Deposits are deferred until either the product has been shipped or conditions relating to the sale have been substantially performed.

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

Index

Note 4.  Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162 (as codified in the FASB Accounting Standards Codificationtm (“ASC” or “Codification”) topic 105, Generally Accepted Accounting Principles (“ASC 105”)). ASC 105 establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. Following this update to ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”), or Emerging Issues Task Force (“EITF”) Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The Company adopted the requirements of this standard for the quarter ended September 30, 2009. The adoption of this update to ASC 105 did not have a material impact on the Company’s Consolidated Financial Statements. All accounting references have been updated, and therefore SFAS references have been augmented with ASC references. In future filings all accounting references will refer to the Codification only.

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

On June 30, 2009, the Company adopted FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“ASC 820”). The update to this ASC 820 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of this update to ASC 820 did not have an impact on the Condensed Consolidated Financial Statements.

Index

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (codified into ASC 825, Financial Instruments (“ASC 825”)). This update to ASC 825 requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of ASC 825. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. This update to ASC 825 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The Company adopted the requirements of this standard as of June 30, 2009. Other than the required disclosures, the adoption of this update to ASC 825 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (as codified in ASC topic 320, Investments — Debt and Equity Securities (“ASC 320”)). This update to ASC 320 amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and EITF Issue 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (all of which are codified in ASC 320), to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company adopted the requirements of this standard as of June 30, 2009. The adoption of this update to ASC 320 did not have a material impact on the Company's Condensed  Consolidated Financial Statements.

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

Index

On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51 (“ASC 810”). This update to ASC 810 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (which is codified in ASC 810), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This update to ASC 810 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The result of the adoption of the requirements under this update to ASC 810 is included in these Condensed Consolidated Financial Statements and did not have a material impact.

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

 Note 5.  Stock-Based Compensation

The Company accounts for its stock based compensation in accordance with ASC 718 Stock Compensation (ASC 718) The Company uses the Black-Scholes-Merton option pricing model to estimate fair value. The Black-Scholes-Merton option pricing model requires the Company to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management’s judgment regarding market factors and trends. The Company recognizes the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeiture rates. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense are recorded.

The Company accounts for stock-based compensation awards granted to non-employees and consultants by determining the fair value of the awards and warrants granted at either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is a more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (2) the date at which the counterparty's performance is complete. The expected term of the awards granted to non-employees is equal to the contractual term of the awards as required.

 Stock-based compensation expenses consisted of following:

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Consultants	$34,000	$12,000	$112,000	$409,000
Directors	17,000	197,000	35,000	394,000
Executive Officer & Employees	11,000	195,000	45,000	651,000
Total stock-based expense	$62,000	$404,000	$192,000	$1,454,000

The following weighted average assumptions used in valuing options and granted for the six months ended June 30

	2009	2008
Expected volatility	93.33%	81.95%
Risk-free interest rate	1.26%	2.82%
Expected life (in years)	3.14	2.90
Weighted average fair value of options granted	$0.30	$1.39
Expected dividends	-	-
Forefeitures	5-10%	5-10%

The following is a summary of stock option activity for the six months ended June 30, 2009:

	Number of Shares Under Option	Weighted Average Exercise Price per Share

Outstanding at December 31, 2008	25,193,000	$0.80
Options granted	400,000	0.30
Options exercised		-
Options cancelled/forfeited	(2,868,000)	1.01
Outstanding at June 30, 2009	22,725,000	$0.77
Vested in the period ended June 30, 2009	526,000	$1.39
Options exercisable at June 30, 2009	21,633,000	$0.75

As of June 30, 2009, the Company had $100,000 in total unrecognized compensation expense, related to stock options that will be recognized over the remaining weighted average period of .5 year.

As of June 30, 2009, options and to purchase approximately 22,725,000 shares of the Company’s common stock were outstanding.  Of these, 320,000 were “in the money” at June 30, 2009.

Index

Note 6.  Inventory

Inventory is stated at the lower of cost or market, with the cost determined by the first-in, first-out method.  We employ a full absorption procedure using standard cost techniques. The standards are customarily reviewed and adjusted annually so that they are materially consistent with actual purchase cost. Provision for potentially obsolete or slow moving inventory are made based on our analysis of inventory levels, historical obsolescence and future sales forecast.

Inventories composed of the following:

	June 30, 2009	December 31, 2008

Finished goods	$1,820,000	$2,320,000
Work in process	166,000	167,000
Raw materials	1,280,000	849,000
Packaging supplies	66,000	547,000
Total inventories	$3,333,000	$3,883,000

Note 7. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2009	December 31, 2008

Land	$3,128,000	$3,128,000
Furniture and fixtures	3,143,000	3,068,000
Plant	25,673,000	15,556,000
Computer and Software	1,177,000	724,000
Vehicles	338,000	338,000
Leasehold improvements	3,801,000	3,727,000
Machinery and Equipment	22,801,000	21,705,000
Construction in progress	3,609,000	15,958,000
Subtotal	63,670,000	64,204,000
Less accumulated depreciation	9,759,000	7,221,000
Total	$53,911,000	$56,983,000

Depreciation expense for the three months ended June 30, 2009 and 2008 was $1,280,000 and $815,000, respectively.

Depreciation expense for the six months ended June 30, 2009 and 2008 was $2,475,000 and $1,357,000, respectively.

Index

Oil Equipment

During fourth quarter of 2008 management implemented a plan to sell certain equipment located at its Lake Charles, Louisiana facility.  The equipment is classified in current assets as held-for-sale with a carrying value of $639,000 as of June 30, 2009.

Note 8. Intangible Assets and Goodwill

Intangible assets consist of the following at:

	Original Cost	Accumulated Amortization	Net Book Value
June 30, 2009
Amortized intangible assets:
Patents	$2,653,000	$711,000	$1,942,000
Trademarks	6,592,000	1,345,000	5,247,000
Customer lists	4,007,000	777,000	3,230,000
Non-Compete	650,000	650,000	-
	$13,902,000	$3,483,000	$10,419,000

December 31, 2008
Amortized intangible assets:
Patents	$2,524,000	$617,000	$1,907,000
Trademarks	6,984,000	1,018,000	5,966,000
Customer lists	4,309,000	247,000	4,062,000
Non-Compete	650,000	542,000	108,000
	$14,467,000	$2,424,000	$12,043,000

Amortization expense for the three months ended June 30, 2009 and 2008 was $514,000 and $136,000, respectively.

Amortization expense for the six months ended June 30, 2009 and 2008 was $1,065,000 and $427,000, and is expected to be $975,000 for the remainder of 2009 and $1,848,000, $1,764,000, $894,000, 894,000 and $893,000 for the years ended December 31, 2010 through 2014, respectively.

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

Index

	Acquisition Date	Acquisition Value	Accumulated Amortization	Loss on Disposal of Asset
Dr. Vetz trademark	8/28/2007	$296,000	$37,000	$259,000
Cura Supply agreement	9/1/2007	220,000	89,000	131,000

		$516,000	$126,000	$390,000

Changes in the carrying amounts of goodwill is summarized as follows:

Total
Goodwill balance at December 31, 2008	$5,579,000
Foreign currency translation	(512,000)
Goodwill balance at June 30, 2009	$5,067,000

Note 9.  Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during all periods presented.  Options and warrants are excluded from the basic loss per share calculation and are considered in calculating the diluted (loss) earnings per share.

Diluted (loss) income per share is computed by dividing net loss by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the impact is dilutive. The dilutive effect of outstanding options and warrants is calculated using the if converted method.

Basic and diluted loss per common share for the three months and six months ended June 30, is as follows:

	Three Months Ended		Six Months Ended
	2009	2008 (Restated)	2009	2008 (Restated)

Net loss attributable to NutraCea	$(5,591,000)	$(5,678,000)	$(10,584,000)	$(12,205,000)

Weighted average outstanding Shares of common stock	180,407,000	151,867,000	174,917,000	145,545,000

Total diluted shares	180,407,000	151,867,000	174,917,000	145,545,000
Loss per share:
Basic	$(0.03)	$(0.04)	$(0.06)	$(0.08)
Diluted	$(0.03)	$(0.04)	$(0.06)	$(0.08)

Potential dilutive securities such as anti-dilutive warrants and options, were not included in the computation of earnings per share because the effect was anti dilutive.

Index

Note 10. Comprehensive Loss

Comprehensive loss consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (Restated)	2009	2008 (Restated)

Net loss	$(5,596,000)	$(5,748,000)	$(10,665,000)	$(12,275,000)

Other comprehensive earnings (loss)
Foreign currency translation	2,001,000	(609,000)	(3,806,000)	(498,000)

Comprehensive loss, net of tax	(3,595,000)	(6,357,000)	(14,471,000)	(12,773,000)
Comprehensive loss attributable to the noncontrolling interest	5,000	70,000	81,000	70,000

Total Comprehensive loss attributable to NutraCea	$(3,590,000)	$(6,287,000)	$(14,390,000)	$(12,703,000)

Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

	June 30, 2009	December 31, 2008

Foreign currency translation adjustment	$(1,949,000)	$1,857,000
Accumulated other comprehensive (loss) income	$(1,949,000)	$1,857,000

Note 11.  Acquisition and Joint Ventures

Irgovel

On January 31, 2008, NutraCea, through its wholly owned subsidiary Nutra SA, LLC entered into a Quotas (share) Purchase and Sale Agreement (“Purchase Agreement”) with the Quota Holders (“Sellers”) of Irgovel - Industria Riograndens De Oleos Vegetais Ltda. (“Irgovel”), a limited liability company organized under the laws of the Federative Republic of Brazil. Irgovel owns and operates a rice bran oil processing facility in Pelotas, Brazil.

In February 2008, the Company purchased 100% of Irgovel $14,237,000.  The Company used the purchase method of accounting to record this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed from Irgovel were recorded at the date of acquisition, at the preliminary estimate of their respective fair values. The purchase price plus acquisition costs exceeded the preliminary estimate of fair values of acquired assets and assumed liabilities. This resulted in the recognition of goodwill in the amount of $5,579,000.

The total consideration of $14,237,000 included approximately $354,000 in legal fees which were capitalized as part of the purchase price.   Additionally, the Company agreed to fund as necessary up to $5,300,000 to pay deferred taxes due to the Brazilian government.  These deferred taxes are included in notes payable in the liabilities on Irgovel’s financial statements and are payable over periods through November 2024. Under the terms of the acquisition, the Company has escrowed approximately $2,023,000 to fund potential pre-acquisition litigation cost of Irgovel.  This amount is recorded as restricted cash within the consolidated assets as of June 30, 2009 and will be released upon resolution of certain pre-acqisition litigation. The balance remaining in the escrow account is $1,914,000 and $1,913,000 as of June 30, 2009 and December 31, 2008, respectively.

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

Index

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

Presented below are unaudited pro forma results of operations presented as though the acquisition had occurred on January 1, 2008:

Six Months Ended June 30, 2008 (Unaudited)

Total revenues	$19,838,000
Net loss available to common shareholders	$(12,185,000)
Earnings per share
Basic	$(0.08)
Diluted	$(0.08)

Weighted average shares :
Basic	145,545,000
Diluted	145,545,000

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

Index

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

In March 2008, PAHL paid to the Company $5 million for its License Fees for an exclusive license and distribution rights for the production and sale of SRB and SRB derivative products in certain countries in Southeast Asia.  A principal shareholder of FFOL was also a principal shareholder of PAHL, and the Company’s receipt of payment for the License Fee was made at the same time the Company decided to make the First Purchase of the PIN shares. Based in part upon the related ownership of FFOL and PAHL, the timing of the payments, the sub-license of PAHL’s rights under the License to Grain Enhancement and the Company’s current determination of the value of the PIN shares, the Company now believes the First Purchase of the PIN shares and the payment of the License Fee should be viewed as a combined event with related parties, causing the Company to value the First Purchase of the PIN shares at $3.175 million instead of $8.175 million.

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

The Company’s share of the net loss of PIN for the six months ended June 30, 2009 and 2008 was approximately $29,000 and $27,000 respectively.

Index

NutraCea/Cura LLC

        In August 2007, the Company formed NutraCea/Cura, LLC (“NCC”) with CURA Pharmaceuticals (“CURA”) and the Company acquired a 60% interest in NCC.  NCC was established to jointly develop, produce, market, and sell nutraceutical and pharmaceutical products.  In December 2007 we acquired from CURA 75% of their 40% interest in NCC which increased our interest to 90%.  Accordingly, the Company has consolidated NCC in our financial statements. The Company recorded an intangible asset of $220,000 which the Company was amortizing on a straight-line basis over a period of five years.

NCC also acquired the rights to a supply agreement for materials with minimum purchase requirements of approximately $1,150,000 for the first year with an increase to the then current minimum of 5% per year over the term of the agreement.  The initial term was for three years, and would automatically renew for a one year period unless either party terminates the agreement in accordance with the provisions of the supply agreement.  If the minimum purchase commitments were not met in any year the co-packer of the products may terminate the supply agreement.

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

The Company accounts for its investment in GE under the equity method of accounting as we do not maintain control over GE.  For the six months ended June 30, 2009 and 2008, the Company’s share of GE’s net loss was $23,000 and $52,000, respectively. At June 30, 2009 the value of our investment was $1,070,000.  In October 2009, NutraCea withdrew $950,000 in available cash from the joint venture to facilitate cash requirements.

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

Index

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

In the fourth quarter of 2008, the Company determined that it no longer had a controlling interest and deconsolidated VLI as of October 1, 2008. The effect of the deconsolidation on the Company’s  consolidated balance sheet at December 31, 2008 was a reduction in total assets of $2,859,000 (after inter-company eliminations), a reduction in total liabilities of $1,799,000 (after inter-company eliminations), and a reduction in shareholder equity of $1,060,000 (after inter-company eliminations).  The standalone effect of VLI on the Company’s consolidated results of operations, net of inter-company eliminations, for the twelve months ended December 31, 2008 was an increase in revenues of $1,718,000, an increase in cost of goods sold of $1,142,000, an increase in operating expenses of $496,000, an increase in other expenses of 245,000, and a decrease in profit of $165,000.

As part of the deconsolidation of VLI, the Company recorded an impairment charge of $1,600,000 representing the difference between the carrying amount of the Notes and Preferred Stock of VLI and the consideration paid by Ceautamed.  The Company also recorded a gain on deconsolidation of $2,799,000.  This resulted in a net gain on deconsolidation of $1,199,000 as of December 31, 2008.

Index

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

On August 1, 2009, Ceautamed entered into a strict foreclosure agreement with VLI pursuant to which Ceautamed agreed to give substantially all of the assets and business operations of VLI and its subsidiaries to Ceautamed. Upon execution and delivery of the bill of sale under the strict foreclosure agreement, Ceautamed executed and filed on September 29, 2009 with the Court the Stipulation to Dismiss the Lawsuit.  As of January 31, 2011 Ceautamed’s payments and contractual commitments to NutraCea pursuant to this agreement are current.

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

NutraCea holds an 80% interest in RS and therefore accounts for the investment as a fully consolidated subsidiary.  In 2008, RS made payments totaling $400,000 to Herbal Science for on-going research programs to commercialize SRB isolates.  These amounts are included in the consolidated statement of operations under Research and Development expenses.

Index

In April 2009 the Company withdrew $850,000 from Rice Science in available cash to facilitate cash requirements.

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

Investment in RRX is accounted for under the equity method of accounting.  As of December 31, 2008 no capital contributions had been made. For the six months ended June 30, 2009 and 2008, the Company’s share of RRX’s net loss was $0 and $0, respectively.

Settlement with Herbal Science

On March 31, 2010, HS filed a proof of claim in the amount of $1,503,000 in the Chapter 11 Reorganization for damages related to breach of the RS and RRX limited liability company agreements.  On November 30, 2010, the Company entered into a stipulated settlement agreement with HS and certain affiliates, which was subsequently approved by the Bankruptcy Court.  The stipulation provides that, by no later than January 31, 2011, the Company will pay HS $880,983.  Upon HS’s receipt of the payment:

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

Subsequently, in January 2011, the Company, HS and the affiliates renegotiated the stipulated settlement agreement to provide that the payment of $881,000 would be increased to $897,000 and deferred until the Company receives the balance of the purchase price for the sale of up to a 49% interest in its Nutra SA, subsidiary or until funds otherwise become available earlier.  Until the payment obligations is satisfied by the Company, HS has an allowed claim for $897,000, and will receive distributions as a general unsecured creditor without priority.

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

The Company assesses the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:

•	Level 1 – inputs include quoted prices for identical instruments and are the most observable.

•	Level 2 – inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves.

•	Level 3: inputs are not observable in the market and include management's judgments about the assumptions market participants would use in pricing the asset or liability.

For instruments measured using Level 3 inputs, a reconciliation of the beginning and ending balances is disclosed.

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table summarizes the fair values by input hierarchy of items measured at fair value on a recurring basis on our balance sheet as of June 30:

Index

	2009				2008
	Level 1	Level 2	Level 3	Total	Total

Warrant liabilities (1)	$-	$-	$2,342,000	$2,342,000	$-

Total liabilities at fair value	$-	$-	$2,342,000	$2,342,000	$-

(1)
Represents fair value of warrant liabilities established as a result of adoption of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”).  Fair value of the warrant liabilities was determined using the Lattice Model.  Refer to Note18 to the Condensed Consolidated Financial Statements included herein.

Reconciliation of Changes in Level 3 Balances

The following table summarizes the changes in level 3 items measured at fair value on a recurring basis on the Company’s balance sheet as of June 30:

	2009
	Adoption of ASC 815-40-15 as of January 1, 2009	Total Realized / Unrealized (Gains) / Losses (1)	Record Series D Warrants at fair value as of January 1, 2009 (see Note 22)(1)	Issuance of new Warrants (1)	Net Transfers Into /(Out of) Level 3	Fair value at June 30, 2009	Change in Unrealized (Gains) /Losses on Instruments Still Held

Warrant liabilities	$3,913,000	$(3,503,000)	$1,156,000	$776,000	$-	$2,342,000	$(3,503,000)

Total Level 3 fair value	$3,913,000	$(3,503,000)	$1,156,000	$776,000	$-	$2,342,000	$(3,503,000)

(1)	Included in "Warranty Liability Income" in the Company's Condensed Consolidated Statements of Operations.

Input Hierarchy of Items Measured at Fair Value on a Non-Recurring Basis

The following table summarizes the fair values by input hierarchy of items measured at fair value on our balance sheet on a non-recurring basis as of June 30:

	2009
	Level 1	Level 2	Level 3	Total

Lake Charles equipment (1)	$-	$-	$639,000	$639,000

Total assets at fair value	$-	$-	$639,000	$639,000

(1)
Represents oil pressing equipment at our Lake Charles. Louisiana held for sale as of June 30, 2009.  The fair value was measured based on management’s intention to contribute the equipment at cost to the Grain Enhancement joint venture in Indonesia.

Index

	2008
	Level 1	Level 2	Level 3	Total

Investment in VLI Sr. Notes and Preferred Stock (1)	$-	$-	$3,626,000	$3,626,000

Total assets at fair value	$-	$-	$3,626,000	$3,626,000

(1)
The Company’s evaluation of VLI’s Sr. Notes and Preferred Stock included assessments of the underlying collateral supported by the subsequent sale of the investment to Ceautamed, and discounted cash flow of VLI product business. Refer to Note 11 to the Consolidated Financial Statements included herein.

Note 13. Notes Payable and Long-Term Debt

The following table summarizes the Company’s current and long-term portions of notes payable and long-term debt:

	June 30, 2009	December 31, 2008
Current Portion
NutraCea
West Sacramento lease	$27,000	$24,000
Customer list purchase	298,000	581,000
Wells Fargo - Real estate loan	3,291,000	5,000,000
NutraCea total current portion	3,616,000	5,605,000
Irgovel
Equipment financing	15,000	155,000
Special tax program	637,000	399,000
Irgoval total current portion	652,000	554,000
Total current portion	$4,268,000	$6,159,000

Long-term portion, net of current portion
NutraCea
West Sacramento lease	$38,000	$52,000
Customer list purchase	1,366,000	1,280,000
NutraCea total notes payable	1,404,000	1,332,000
Irgoval
Equipment financing	25,000	92,000
Special tax program	4,252,000	3,293,000
Irgoval total notes payable	4,277,000	3,385,000
Total long-term portion, net of current portion	$5,681,000	$4,717,000

Total notes payable and long-term debt	$9,949,000	$10,876,000

Index

West Sacramento Lease Note

In October 2007, the Company executed a promissory note with the lessor of the West Sacramento warehouse.  The value of the note was $105,000 at 8% interest payable monthly over four years for the build-out of tenant improvements.

Wells Fargo Credit Facility

In December 2008, the Company entered into the Credit and Security Agreement (the “Agreement”) with Wells Fargo Bank, NA. (“Wells Fargo”)  The credit arrangement consists of three separate credit facilities as follows:

●	A revolving $2,500,000 for working capital which bears interest at prime plus 2.5% and matures on November 30, 2011.

●	A real estate loan of $5,000,000 for general business purposes which bears interest at prime plus 3.0% and matures on December 31, 2018.

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

On July 9, 2009, NutraCea received a letter from Wells Fargo stating that NutraCea (i) had failed to provide audited annual and quarterly financial statements and (ii) allowed a non-permitted lien to be placed on the Monterosa Property (as defined below).  These events constitute an “Event of Default” under the Agreement.  Based on these “Events of Default”, Wells Fargo accelerated the entire principal balance due under the three separate credit facilities listed above.  At the time of the notice of default, NutraCea owed approximately $3.3 million under the credit facilities, which included principal and interest.  Due to the “Event of Default”, the interest rate increased to 3.0% above the applicable interest rate for each credit facility.  The credit facilities were secured against property owned by NutraCea located at 4502 W. Monterosa Street, Phoenix, Arizona (“Monterosa Property”).

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

Index

The Forbearance Agreement increased the interest rates applicable to each credit facility to the default rates under the Credit Agreement, which is 3.0% above the applicable interest rate for each credit facility.  In addition, the Forbearance Agreement amended the Agreement by (i) decreasing the maximum amount advanced under the line of credit to $1,500,000 from $2,500,000, (ii) terminating the term loan, and (iii) and terminating any obligations Wells Fargo had to make any further advances to NutraCea in connection with the real estate loan.  Pursuant to the Forbearance Agreement, NutraCea agreed to deliver to Wells Fargo a first priority lien on certain real property located in Dillon, Montana.  As a result of signing the forbearance agreement the Company’s default was cured through January 31, 2010. The Company has classified the entire loan balance as a current liability as of June 30, 2009.

On November 10, 2009, NutraCea filed for a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona (the “Chapter 11 Case”).  In connection with the Chapter 11 Case, the Company, Nutra Phoenix LLC and Wells Fargo entered into a Senior Secured Super-Priority Debtor-In-Possession Credit and Security Agreement (“DIP Credit Agreement”).  The DIP Credit Agreement provided for (i) up to a $2.5 million revolving loan and letter of credit facility (the “Revolver Facility”), and (ii) up to a $4.25 million term loan (“Term Loan”) with both financing facilities subject to specific borrowing bases.  The proceeds of the loans and other financial accommodations incurred under the DIP Credit Agreement were used to satisfy the outstanding obligations under the Forbearance Agreement, pay certain transactional expenses and fees, and support the Company’s working capital needs.

 Advances under the Revolver Facility and the Term Loan would bear interest at 9.5% and 10.0% per annum, respectively.  In addition, the DIP Credit Agreement obligates the Company to pay certain fees as described in the DIP Credit Agreement.  The Company’s obligations under the DIP Credit Agreement were secured by (i) a lien on its facilities in Phoenix, Arizona, Dillon, Montana, and Mermentau, Louisiana and on all of its personal property assets (including a pledge of all of the equity interests of each of the Company’s subsidiaries) other than certain intellectual property assets, and (ii) a super priority administrative claim in the Chapter 11 Case.  The DIP Credit Agreement would mature on the earlier of (i) May 7, 2010 or (ii) the date that all loans under the DIP Credit Agreement would become due and payable in full under the DIP Credit Agreement or (iii) the date of termination of the relevant commitments pursuant to the terms of the DIP Credit Agreement.  As of December 31, 2009, the outstanding amount on the revolving loan was $460,000 and the outstanding amount on the term loan was $3,589,000.

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

Index

The First Amendment also outlined the use of proceeds generated from the sale of the collateral assets.    Using the proceeds from the Kerry transaction and the sale of the Phoenix manufacturing facility, the outstanding amounts on the revolver loan and the term loan were $0 as of September 30, 2010. As of December 31, 2010 the DIP credit facility was paid in full and terminated.

Customer List Purchase Obligations

In December 2008, the Company entered into a purchase agreement to acquire a customer list (“Customer List Purchase Agreement”) from Farmers Rice Co-op based in California, for $3,100,000.  The company paid $1,000,000 at the time of purchase and the remaining principal amount of $2,100,000 accrued interest at a rate of 8% per annum and was due in twelve quarterly payments of $175,000 beginning March 1, 2009.  The imputed interest on the remaining balance was 8%.

On May 14, 2009 the Company amended the Customer List Purchase Agreement due to NutraCea’s failure to comply with the payment terms of the original agreement.  The Customer List Purchase Agreement was amended to allow NutraCea to continue to take orders from the customers on the list.  The payment schedule was amended to require the Company to pay $90,000 by June 1, 2009 and to have all cash receipts from customers on the list be deposited into a bank account controlled by the seller of the list.  Any profits (amount in excess of the cost of goods sold) generated from the cash receipts will be applied towards the outstanding principal amount.  The quarterly minimum amount required under this amendment is $90,000 beginning June 1, 2009.  The Company is required to fund any shortfall to the minimum quarterly amount. The principal balance due as of June 30, 2009 and December 31, 2008 was $1,664,000 and $1,861,000, respectively.

Irgovel

Irgovel has notes payable for Brazilian federal and social security taxes under a special Brazilian government tax program, equipment purchases, and working capital.  These notes are payable over periods through November 2024 and bear interest at rates from 6.0% to 21.4%.

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

The following table summarizes the Company’s required minimum payments of notes payable and long-term debt as of June 30, 2009:

Index

2009	$4,268,000
2010	1,036,000
2011	757,000
2012	771,000
2013	797,000
Thereafter	2,320,000
Total	$9,949,000

Note 14. Deferred Rent Incentive

In April 2007, the Company began leasing the office space at its old corporate headquarters in Phoenix, Arizona.  As part of the lease arrangement, the landlord provided certain moving and rental incentives to the Company.  The rental incentives provided funds which the Company used for leasehold improvements of the corporate office space.  The Company classified these incentives as deferred rent incentives in its Condensed Consolidated Financial Statements and was amortizing such incentives over the life of the rental lease.  Amortization expense was recorded as an offset against rent expense in the statement of operations. In December 2009, the Company rejected the lease agreement for its old corporate headquarters as part of the Chapter 11 Reorganization.  As a result, all of the associated deferred rent incentive liability was released into earnings against the loss on disposal of leasehold improvements.

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

Note 17.  Segment Information

The Company has two reportable segments; NutraCea, which manufactures and distributes ingredients primarily derived from SRB, and Irgovel, our rice-bran oil manufacturing subsidiary in Brazil.  The table below presents segment information for the periods identified and provides a reconciliation of segment information to total consolidated information.

Index

	Three Months Ended June 30, 2008
	Corporate (1)	NutraCea	Irgovel	Consolidated
Net revenue	$-	$4,637,000	$6,379,000	$11,016,000
Cost of goods sold	-	3,638,000	4,108,000	7,746,000
Gross profit	-	999,000	2,271,000	3,270,000

Depreciation and amortization	257,000	606,000	-	863,000
Other operating expenses	4,300,000	2,049,000	828,000	7,177,000
Gain (loss) from operations	(4,557,000)	(1,656,000)	1,443,000	(4,770,000)

Interest expense	68,000	-	(263,000)	(195,000)
Other Income/(Expense)	(338,000)	-	(164,000)	(502,000)
Net income (loss) before taxes	(4,827,000)	(1,656,000)	1,016,000	(5,467,000)

Income tax expense		(18,000)	(263,000)	(281,000)
Minority interests		70,000		70,000
Net (loss) income to common shareholders	$(4,827,000)	$(1,604,000)	$753,000	$(5,678,000)

Long lived assets	$2,673,000	$52,636,000	$20,653,000	$75,962,000
Additional capital expenditures	$1,553,000	$23,506,000	$314,000	$25,373,000

	Six Months Ended June 30, 2008
	Corporate (1)	NutraCea	Irgovel	Consolidated
Net Revenue	$-	$8,234,000	$8,616,000	$16,850,000
Cost of Goods Sold	-	7,300,000	5,707,000	13,007,000
Gross Profit	-	934,000	2,909,000	3,843,000

Depreciation & Amortization	487,000	465,000	-	952,000
Other operating expenses	9,335,000	4,122,000	1,351,000	14,808,000
Gain/(Loss) from Operations	(9,822,000)	(3,653,000)	1,558,000	(11,917,000)

Interest Expense	237,000	-	(382,000)	(145,000)
Other Income/(Expense)	264,000	-	(159,000)	105,000
Net Income/(Loss) before taxes	(9,321,000)	(3,653,000)	1,017,000	(11,957,000)

Income tax expense	-	(36,000)	(282,000)	(318,000)
Non-controlling interest	-	70,000	-	70,000
Net (loss) income to common shareholders	$(9,321,000)	$(3,619,000)	$735,000	$(12,205,000)

Long lived assets	$2,673,000	$52,636,000	$20,653,000	$75,962,000
Additional capital expenditures	$1,553,000	$23,506,000	$314,000	$25,373,000

Index

	Three Months Ended June 30, 2008
	Corporate (1)	NutraCea	Irgovel	Consolidated
Net revenue	$-	$4,637,000	$6,379,000	$11,016,000
Cost of goods sold	-	3,638,000	4,108,000	7,746,000
Gross profit	-	999,000	2,271,000	3,270,000

Depreciation and amortization	257,000	606,000	-	863,000
Other operating expenses	4,300,000	2,049,000	828,000	7,177,000
Gain/(Loss) from operations	(4,557,000)	(1,656,000)	1,443,000	(4,770,000)

Interest expense	68,000	-	(263,000)	(195,000)
Other Expense	(338,000)	-	(164,000)	(502,000)
Net income/(loss) before taxes	(4,827,000)	(1,656,000)	1,016,000	(5,467,000)

Income tax expense		(18,000)	(263,000)	(281,000)
Non-controlling interest		70,000		70,000
Net (loss) income to common shareholders	$(4,827,000)	$(1,604,000)	$753,000	$(5,678,000)

Long lived assets	$2,673,000	$52,636,000	$20,653,000	$75,962,000
Capital expenditures	$1,553,000	$23,506,000	$314,000	$25,373,000

	Six Months Ended June 30, 2008
	Corporate (1)	NutraCea	Irgovel	Consolidated
Net revenue	$-	$8,234,000	$8,616,000	$16,850,000
Cost of goods sold	-	7,300,000	5,707,000	13,007,000
Gross profit	-	934,000	2,909,000	3,843,000

Depreciation and amortization	487,000	465,000	-	952,000
Other operating expenses	9,335,000	4,122,000	1,351,000	14,808,000
Gain/(Loss) from operations	(9,822,000)	(3,653,000)	1,558,000	(11,917,000)

Interest expense	237,000	-	(382,000)	(145,000)
Other income/(expense)	264,000	-	(159,000)	105,000
Net Income/(Loss) before taxes	(9,321,000)	(3,653,000)	1,017,000	(11,957,000)

Income tax expense	-	(36,000)	(282,000)	(318,000)
Non-controlling interest	-	70,000	-	70,000
Net (loss) income to common shareholders	$(9,321,000)	$(3,619,000)	$735,000	$(12,205,000)

Long Lived Assets	$2,673,000	$52,636,000	$20,653,000	$75,962,000
Capital Expenditures	$1,553,000	$23,506,000	$314,000	$25,373,000

(1)	Includes corporate general and administrative expenses, litigation settlements, amortization of intangible assets, and other expenses not directly attributable to segments.

The following table presents net revenues and property, plant and equipment by geographic area:

Index

	Three Months Ended June 30,
	2009	2008
Net revenue from customers:
United States	$3,222,000	$4,369,000
Brazil	5,280,000	5,282,000
Other International	1,080,000	1,365,000
	$9,582,000	$11,016,000

Property, plant and equipment, net
United States	$41,201,000	$40,349,000
Brazil	12,710,000	7,814,000
	$53,911,000	$48,163,000

	Six Months Ended June 30,
	2009	2008
Net revenue from customers:
United States	$6,494,000	$7,647,000
Brazil	8,500,000	7,519,000
Other International	1,800,000	1,684,000
	$16,794,000	$16,850,000

Property, plant and equipment, net
United States	$41,201,000	$40,349,000
Brazil	12,710,000	7,814,000
	$53,911,000	$48,163,000

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

Index

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

Accordingly, at January 1, 2009, the Company determined that the warrants should be accounted for as derivative liabilities. The warrants were valued using the Lattice model.  The impact of adoption was an increase in accumulated deficit of $3,913,000 and an increase in warrant liabilities of $3,913,000.

Warrant liability was $1,695,000 as of June 30, 2009 resulting in warrant liability income of $2,218,000 or earnings per share impact of $0.01 included in other income for the year ended June 30, 2009.

Series D Warrants

The Company issued 4,545,000 Series D warrants under an effective registration statement in October 2008.  The warrants were silent as to any penalties should the Company be unable to maintain the effectiveness of the registration and accordingly, the warrants should have been recorded as a liability as of their issuance date and December 31, 2008.  The Company had not previously accounted for these warrants as separate instruments.  The Company recorded the fair value of its 4,545,000 Series D warrants totaling $1,156,000 as warrant liability and the corresponding expense as of January 1, 2009.  In May 2009 the Series D Warrants were exchanged for the same number of Series E Warrants. The fair value related to the Series E Warrants was $647,000 as of June 30, 2009. The Series D Warrants and Series E Warrants were valued using the Lattice Model. The net warrant liability expense associated with the Series D Warrants and the Series E warrants is $647,000 for the period ended June 30, 2009, namely the $1,156,000 of initial expense recorded on January 1, 2009 offset by income of $509,000 representing the change in the warrant liability value from January 1, 2009 to June 30, 2009.  The Company’s management determined that recording the $1,156,000 warrant expense in the first quarter of 2009 instead of recording that expense in the fourth quarter of 2008 does not materially misstate the financial statements of any periods affected.

Exchange of Series D Warrants for Series E Warrants in May 2009, resulted in a triggering event that required issuance of additional anti-dilutive warrants. The Company issued 2,566,000 of additional warrants at a weighted average exercise price of $1.82 to the existing holders.

Index

The following table is a summary of activity for warrants subject to liability treatment:

	Outstanding Warrants	Weighted Average Exercise Price
January 1, 2009
Series D warrants	4,545,000	$0.55
Adoption of ASC 815-40-15 anti-dilutive warrants	28,723,000	$1.77

Exchange of Warrants:
Series D warrants Cancelled	(4,545,000)	$0.55
Series E warrants issued	4,545,000	$0.30

Additional warrants issued in connection with anti-dilutive warrant triggering events	2,566,000	$1.82

Total anti dilutive and Series E warrants outstanding at June 30, 2009	35,834,000	$1.46

The Lattice Model requires management to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants. As of January 1, 2009, management estimated two future equity instruments issuances and assessed probability between 10%-50%.  As of June 30, 2009, management estimated one future equity instrument issuance and assessed a probability of 10%. Additional assumptions that were used to calculate fair value are as follows.

	January 1, 2009	June 30, 2009

Risk-free interest rate	0.66% - 1.50%	0.70% - 2.47%
Expected volatility	93%	113%
Expected life (years)	1.75 - 4.80	1.26 - 4.85
Annual dividend yield	$0	$0

Other Warrants

The Company has issued to investors certain warrants that do not contain anti-dilutive features and hence, qualify as equity warrants.  The Company valued these warrants using the Black-Scholes-Merton model upon issuance.  As of June 30, 2009, there were 1,546,000 of other warrants outstanding and exercisable with a weighted average exercise price of $1.86 and expected life of 1.17 years.

Index

Note 19. Restatement

The Company restated its Consolidated Financial Statements for the years ended December 31, 2006 and 2007 and quarterly information for the first three quarterly periods of fiscal 2008 to correct errors of the type identified in the course of an Audit Committee-led accounting review and other accounting errors identified by the Company in the course of the restatement process and more fully described in the Company’s Annual Report on form10-K for the year ended December 31, 2008.

The following describes the transactions that resulted in the restatements.  The Company’s Condensed Consolidated Financial Statements as of June 30, 2008 have been restated to reflect the corrections.

•
The Company recognized revenue in the second quarter of 2007 on a $2.6 million sale of its Dr. Vetz PetFlex brand product with respect to which the applicable criteria for revenue recognition were not met.  Based upon the facts discovered during the Audit Committee investigation, the Company has now concluded that a $1.0 million deposit received by the Company in that transaction was provided to the purchaser through a loan from a person who at the time was a consultant to and a former officer of NutraCea, and that the evidence originally relied upon to determine and support the purchaser’s ability to pay the remaining $1.6 million receivable balance was subsequently determined to be inaccurate.  The Company reversed this sale which resulted in a reduction of revenue of $2.6 million, a reduction of cost of goods sold of $0.6 million, and a reduction of net income of $2.0 million.  The deposit is recorded as a other non-current liability in the Condensed Consolidated Financial Statements as of June 30, 2009 and 2008.  This liability will be extinguished upon the resolution of certain legal matters.

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

Index

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

The following presents the restated Condensed Consolidated Financial Statements as of and for the period ended June 30, 2008:

Index

Condensed Consolidated Balance Sheet
(Unaudited)

	As of June 30, 2008
	As Previously
	Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$16,067,000	$12,000	$16,079,000
Restricted cash	906,000	-	906,000
Trade accounts receivables, net of allowance for doubtful accounts of $3,177,000	4,270,000	(26,000)	4,244,000
Inventories	4,947,000	347,000	5,294,000
Notes receivable, current portion, net of allowance for doubtful notes receivable of $543,000	858,000	-	858,000
Deposits and other current assets	2,828,000	769,000	3,597,000
Assets held for sale	-	-	-
Total current assets	29,876,000	1,102,000	30,978,000

Restricted cash	3,248,000	-	3,248,000
Property, plant and equipment, net	43,317,000	538,000	43,855,000
Equity method investment	11,786,000	(5,014,000)	6,772,000
Intangible assets, net	5,349,000	-	5,349,000
Goodwill	52,668,000	322,000	52,990,000
Other non-current assets	132,000	-	132,000
Total assets	$146,376,000	$(3,052,000)	$143,324,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,863,000	$694,000	$15,557,000
Deferred rent incentive - current portion	-	168,000	168,000
Notes payable, current portion	23,000	147,000	170,000
Deferred revenue	12,000	519,000	531,000

Total current liabilities	14,898,000	1,528,000	16,426,000

Long-term liabilities:
Deferred rent incentive - net of current portion	-	1,176,000	1,176,000
Notes payable, net of current portion	64,000	(47,000)	17,000
Other non-current liabilities	7,350,000	999,000	8,349,000
Total liabilities	22,312,000	3,656,000	25,968,000

Commitments and contingencies

Minority interests	-	-	-

Shareholder’s equity:
Common stock, no par value, 350,000,000 shares authorized, 167,994,000 shares issued and outstanding	198,623,000	-	198,623,000
Accumulated deficit	(74,061,000)	(6,708,000)	(80,769,000)
Investment from Parent			-
Accumulated other comprehensive income	(498,000)	-	(498,000)

Total shareholders’ equity	124,064,000	(6,708,000)	117,356,000
Total liabilities and shareholders’ equity	$146,376,000	$(3,052,000)	$143,324,000

Index

Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30, 2008
	As Previously
	Reported	Adjustments	As Restated
Revenues
Net product revenue	$10,314,000	$702,000	$11,016,000

Total revenue	10,314,000	702,000	11,016,000

Cost of goods sold	7,277,000	469,000	7,746,000

Gross profit	3,037,000	233,000	3,270,000

Operating expenses
Selling, general and administrative	5,871,000	(102,000)	5,769,000
Research and development	738,000	-	738,000
Bad debt expense	-	110,000	110,000
Professional fees	1,125,000	(33,000)	1,092,000
Loss, net of gains, on retirement of assets	331,000	-	331,000

Total operating expenses	8,065,000	(25,000)	8,040,000

Loss from operations	(5,028,000)	258,000	(4,770,000)

Other income (expense)
Interest income	161,000	-	161,000
Interest expense	(365,000)	170,000	(195,000)
Loss on equity method investments	(63,000)	(14,000)	(77,000)
Other income (expense)	(586,000)	-	(586,000)

Total loss before income taxes and minority interests	(5,881,000)	414,000	(5,467,000)

Income tax expense	(282,000)	1,000	(281,000)
Minority interests	70,000	-	70,000
Net loss available to common shareholders	$(6,093,000)	$415,000	$(5,678,000)

Net loss per share
Basic	$(0.04)	$0.00	$(0.04)
Diluted	$(0.04)	$0.00	$(0.04)

Weighted average number of shares outstanding
Basic	151,867,000	151,867,000	151,867,000
Diluted	151,867,000	151,867,000	151,867,000

Index

Condensed Consolidated Statement of Operations
(Unaudited)

	Six Months Ended June 30, 2008
	As Previously
	Reported	Adjustments	As Restated
Revenues
Net product revenue	$15,425,000	$1,425,000	$16,850,000

Total revenue	15,425,000	1,425,000	16,850,000

Cost of goods sold	12,071,000	936,000	13,007,000

Gross profit	3,354,000	489,000	3,843,000

Operating expenses
Selling, general and administrative	11,049,000	204,000	11,253,000
Research and development	1,002,000	-	1,002,000
Bad debt expense	-	413,000	413,000
Professional fees	3,083,000	(322,000)	2,761,000
Loss, net of gains, on retirement of assets	331,000	-	331,000

Total operating expenses	15,465,000	295,000	15,760,000

Loss from operations	(12,111,000)	194,000	(11,917,000)

Other income (expense)
Interest income	421,000	119,000	540,000
Interest expense	(485,000)	340,000	(145,000)
Loss on equity method investments	(80,000)	(14,000)	(94,000)
Other income (expense)	(341,000)	-	(341,000)

Total loss before income taxes and minority interests	(12,596,000)	639,000	(11,957,000)

Income tax expense	(319,000)	1,000	(318,000)
Minority interests	70,000	-	70,000
Net loss available to common shareholders	$(12,845,000)	$640,000	$(12,205,000)

Net loss per share
Basic	$(0.09)	$0.00	$(0.08)
Diluted	$(0.09)	$0.00	$(0.08)

Weighted average number of shares outstanding
Basic	145,545,000	145,545,000	145,545,000
Diluted	145,545,000	145,545,000	145,545,000

Index

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2008
	As Previously Reported	Adjustments	As Restated
Cash flow from operating activities:
Net loss	$(12,845,000)	$640,000	$(12,205,000)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,738,000	46,000	1,784,000
Provision for doubtful accounts and notes	407,000	6,000	413,000
Stock-based compensation	1,454,000	-	1,454,000
Loss on equity method investments	80,000	14,000	94,000
Loss on sale of assets	331,000	-	331,000

Changes in operating assets and liabilities:
Trade accounts receivable	(765,000)	(66,000)	(831,000)
Inventories	(2,489,000)	(256,000)	(2,745,000)
Other current assets	241,000	(110,000)	131,000
Accounts payable and accrued expenses	5,544,000	1,503,000	7,047,000
Deferred rent incentive	-	(42,000)	(42,000)
Deferred revenue	(78,000)	(1,401,000)	(1,479,000)

Net cash used in operating activies	(6,382,000)	334,000	(6,048,000)

Cash flows from investing activities:
Issuance of notes receivable	(182,000)	-	(182,000)
Proceeds of payments from notes receivable	6,978,000	(5,000,000)	1,978,000
Purchases of property and equipment	(17,698,000)	-	(17,698,000)
Investment in Irgovel, net of cash acquired	(14,970,000)	-	(14,970,000)
Investment in PIN	(10,675,000)	5,000,000	(5,675,000)
Restricted cash	(1,606,000)	-	(1,606,000)
Purchases of other assets, intangibles and goodwill	(33,000)	(322,000)	(355,000)

Net cash used in investing activities	(38,186,000)	(322,000)	(38,508,000)

Cash flows from financing activities:
Proceeds from equity financing, net of expenses	18,775,000	-	18,775,000
Principal proceeds on notes payable, net of discount	(13,000)	100,000	87,000
Registration costs	(104,000)	-	(104,000)
Proceeds from exercise of common stock options and warrants	685,000	-	685,000

Net cash provided by financing activities	19,343,000	100,000	19,443,000

Effect of exchange rate changes on cash and cash equivalents	(6,000)	-	(6,000)

Net decrease in cash	(25,231,000)	112,000	(25,119,000)

Cash, beginning of period (Restated)	41,198,000	-	41,198,000
Cash, end of period	15,967,000	112,000	16,079,000

Index

Note 19.  Subsequent Events

Sale of Assets

On March 9, 2010, NutraCea completed the Asset Purchase Agreement (the “Purchase Agreement”) with Kerry Inc. (“Kerry”) whereby Kerry purchased certain assets and assumed certain sales orders of NutraCea related to NutraCea’s existing cereal products.  Kerry paid an aggregate purchase price equal to $3,900,000 plus $272,000 for NutraCea’s inventory related to the cereal business.  NutraCea paid a finder’s fee equal to $200,000 in connection with the transaction.

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

On March 16, 2010 NutraCea entered into an asset purchase agreement with Manna Pro Products, LLC (“Manna Pro”) whereby Manna Pro agreed to purchase from NutraCea (i) the Natural Glo, Satin Finish and Max-E-Glow trademarks and related goodwill and intellectual property for $650,000 and (ii) certain bags, packaging materials and bagged inventory (collectively, “Purchased Assets”).  On April 16, 2010, the asset sale closed and NutraCea was paid $753,000 as consideration for the Purchased Assets.  As a condition to the sale of the Purchased Assets, NutraCea and Manna Pro entered into a Supply Agreement pursuant to which NutraCea will supply Manna Pro with stabilized rice bran as required by Manna Pro to operate the product lines associated with the Purchased Assets. All products sold by Manna Pro under the trademarks being purchased will be co-branded with a NutraCea SRB logo. NutraCea recorded in the third and fourth quarter of 2009 approximately $1.5 million and $0.1 million respectively, in non-cash charges of impairment related to the Purchased Assets.

On September 15, 2010, NutraPhoenix, LLC, a wholly owned subsidiary of NutraCea, sold its real property with all improvements thereon located at 4502 W. Monterosa Street in Phoenix, Arizona for $4,500,000. NutraCea used the proceeds from the sale to (1) pay in full all amounts owed under the Senior Secured Super-Priority Debtor-In Possession Credit and Security Agreement with Wells Fargo Bank, N.A. totaling approximately $1.8 million, (2) pay in full the amounts owed for all mechanic’s liens secured by the property, closing costs and property taxes totaling approximately $1.4 million, and (3) provide funding for NutraCea's exit from bankruptcy and reduce unsecured creditor obligations collectively totaling approximately $1.3 million. The Company recorded in the third  quarter of 2009 approximately $6.5 million in non-cash charges for impairment relating to the property.

Index

Employment related

On July 2, 2010, NutraCea entered into an amendment to an employment agreement with Mr. John Short, amending his employment agreement dated July 6, 2009, as previously amended on July 7, 2009 and November 6, 2009 to automatically extend the term of his employment.

The amendment increases Mr. Short’s base salary on NutraCea’s plan of re-organization effective date of November 30, 2010 (“Plan Effective Date”) to $375,000 from $350,000.  In addition, NutraCea agreed to pay Mr. Short, within ten days of the Plan Effective Date, (i) an initial bonus of $100,000 (as previously provided for in the initial employment agreement but not paid, and (ii) a bonus in an amount up to $300,000 subject, among other things, to certain restrictions imposed by the Amended Plan.

On July 7, 2010, NutraCea granted Mr. Short an option to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.20 per share.  On July 7, 2010, 1,000,000 of the options vested, and 1,000,000 options also vested on the Plan Effective Date.  The remaining 3,000,000 options vest over a 48 month period commencing on the Plan Effective Date.

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

The amendment increases Mr. Gingras’ base salary on the Plan Effective Date to $300,000 from $275,000.  In addition, NutraCea agreed to pay Mr. Gingras, within ten days of the Plan Effective Date, (i) an initial bonus of $100,000 (as previously provided for in the initial employment agreement but unpaid), and (ii) a bonus in an amount up to $300,000 subject, among other things, to certain restrictions imposed by the Amended Plan.

On July 7, 2010, NutraCea granted Mr. Gingras an option to purchase, 4,500,000 shares of common stock at an exercise price of $0.20 per share.  On July 7, 2010, 900,000 of the options vested, and 900,000 options also vested on the Plan Effective Date.  The remaining 2,700,000 options vest over a 48 month period commencing on the Plan Effective Date.

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

Mr. Belt was granted employee stock options to purchase 2,500,000 shares of common stock at a price of $0.20 per option.  Such options shall vest as follows:  (i) 500,000 options vested on June 15, 2010, (ii) 500,000 options vested upon the Plan Effective Date, and (iii) 31,250 options shall vest over a 48 months period commencing with the Plan Effective Date.

Index

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

On March 2, 2010, NutraCea received a “Wells Notice” from the Securities and Exchange Commission (the “SEC”) in connection with a previously disclosed ongoing investigation by the staff of the SEC’s Division of Enforcement (the “Staff”).  The Wells Notice informed the Company that the Staff has made a preliminary determination to recommend that the SEC bring a civil injunctive action against NutraCea for possible violations of Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and13(b)(2)(B) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1 and 13a-13 there under.  In connection with the contemplated civil injunctive action, the Staff may seek a permanent injunction and civil penalty against NutraCea.  NutraCea has been cooperating with the SEC with respect to the investigation.

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

Index

Effective as of July 7, 2010, the board of directors of NutraCea repriced all outstanding compensatory options to purchase Common Stock held by employees, including executive officers, with exercise prices in excess of $0.20 per share (the "Options").  As a result, the exercise price of all Options was lowered to $0.20 per share.  No other terms of the Options were changed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in the results of operations and financial condition of NutraCea and subsidiaries (the “Company,” “NutraCea” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Part I — Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and the Company’s other Securities and Exchange Commission (“SEC”) filings and public disclosures.

This Form 10-Q may contain “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may”, “will”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to; the risks described below under “Risk Factors” in Part II, Item 1A. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the filing date of this Form 10-Q.

NutraCea (“we”, “us”, “our”, or the “Company”), a California corporation, is a food ingredient and health company focused on the acquisition, processing and refinement of rice bran and derivative products. The Company has proprietary intellectual property that allows us to process and convert rice bran, one of the world’s most underutilized food resources, into a highly nutritious ingredient, stabilized rice bran (“SRB”) that has applications in various food products. Our target markets are food manufacturers, nutraceuticals and animal nutrition. It is also used as a stand-alone product that can be sold through non-related entities with distribution into the market place, both domestically and internationally. These products include food supplements and medical foods, or “Nutraceuticals,” which provide health benefits for humans and animals based on SRB and SRB derivatives. The Company believes that SRB products can deliver beneficial physiological effects. The Company is continuing to pursue ongoing clinical trials and third party analyses in order to further support the uses for and effectiveness of our products.

In February 2008, the Company acquired 100% ownership of Industria Riograndens De Oleos Vegetais Ltda. (“Irgovel”), a limited liability company organized under the laws of the Federative Republic of Brazil, which operates a rice-bran oil manufacturing facility in Pelotas, Brazil (see Note 11 to the Consolidated Financial Statements included herein).  Concurrent with that acquisition the Company began reporting in two business segments; the NutraCea segment which manufactures and distributes ingredients primarily derived from SRB and the Irgovel segment which manufactures rice-bran oil and fatted and defatted SRB products in Pelotas, Brazil (see 17 to the Consolidated Financial Statements included herein).

Index

Our NutraCea segment is primarily engaged in the manufacturing of SRB at four locations in California and Louisiana (a fifth location in Texas was closed in May 2009) for various consumptive uses. In addition, the Company have the capability to custom manufacture various grain based products for human food ingredient companies at our facility in Dillon, Montana. Our Phoenix, Arizona facility, which became operational in February 2009, was not brought into full production and was sold in 2010. The Company have specialized processing equipment and techniques for the treatment of rice grain products to cook, convert, isolate, dry and package finished food ingredients used in the formulation of health food and consumer food finished products. NutraCea RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction, is produced at our Dillon, Montana facility along with RiFiber, a fiber rich derivative and RiBalance, a complete rice bran nutritional package. NutraCea believes that these manufacturing capabilities are unique among grain processors, with custom processing capabilities suited to numerous food applications.  In May 2008, NutraCea was granted USDA/FSIS approval to use SRB as an enhancer into meat products such as meat and poultry sausages that contain binders, nugget-shaped patties, meatballs, meatloaf, and meat and poultry patties.   Sales of human food products were approximately 54.2% of total sales in the NutraCea segment in 2009, while the balance of 45.8% of sales made were of animal food products.  Our Dillon, Montana manufacturing assets which consist of equipment and building are available for sale as of December 31, 2009.

Our Irgovel segment manufactures rice-bran oil (“RBO”) and fatted and defatted rice bran (“DRB”) products for both the human and animal food markets in Brazil and internationally.  Irgovel owns the largest rice bran processing facility in South America and is the only Brazilian company to produce oil from rice for human consumption. The extraction of oil from rice bran produces crude RBO and with further refining results in human edible RBO. After extraction, the resulting DRB can be sold into either the human or animal nutrition food channels. Sales of human food products were approximately 23.9% of total sales in 2009, industrial oils were approximately 39.5% of sales, and the remaining 36.6% of sales was of animal food products. On December 29, 2010 Nutra SA LLC, NutraCea’s wholly owned subsidiary sold approximately 35.6% of its ownership of Irgovel to AF Bran Holdings-NL LLC and AF Bran Holding LLC (see Note 19 to the Condensed Consolidated Financial Statements).

The Company believes deteriorating economic conditions and heightened turmoil in the financial markets have adversely impacted discretionary consumer spending, including spending on health products. The extent to which these conditions will persist and the overall impact they will have on future consumer spending is unclear.  The following is a discussion of the consolidated financial condition of our results of operations for the three months ended June 30, 2009 and 2008.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2009 AND 2008

For the three months ended June 30, 2009, the Company’s net loss was ($5,591,000), or ($.03) per share, compared to ($5,678,000) or ($.04) per share, in the same period of 2008, a slightly reduced loss of $87,000. The change is attributable to a $1,303,000 reduction in operating expense offset by reduced revenues of $1,434,000.

Index

Our consolidated net revenues for the three months ended June 30, 2009 of $9,582,000 decreased $1,434,000 from the $11,016,000 recorded in the same period last year.  Revenues generated by the NutraCea segment declined overall by $455,000 (9.8%) and the Irgovel segment decreased $979,000 (15.3%). The NutraCea segment revenue for the 2009 quarter was negatively impacted by the loss of a private label customer, a loss of $333,000, and reduced revenues of $825,000 associated with the deconsolidation of VLI. Revenue from the Irgovel segment was negatively impacted by an overall decline to more normal pricing levels in 2009. Worldwide food prices in 2008 were experiencing a significant run up and were impacting prices throughout the food industry.

Gross profit in the three months ended June 30, 2009 was $1,977,000 (21%) compared to $3,270,000 (30%) in 2008, a decrease of $1,293,000. The NutraCea segment contributed $972,000 (23%) to gross profit and the Irgovel segment contributed $1,005,000 (19%). The Nutracea segment experienced a slight improvement in gross profit, 23% compared to 22%, due to the inefficiencies associated with bringing the Lake Charles production facility online in May 2008. Additionally in 2008, historically high raw bran prices resulted in higher 2008 costs as compared to 2009. As noted above, the Irgovel segment experienced a significant decline in prices during 2009. Combined with a shift to lower margin products and higher raw bran costs, these factors resulted in gross profit decreasing by $1,266,000 (55.7%). The following table illustrates the contribution by each of our segments during the three months ended:

	June 30, 2009						June 30, 2008
	Consolidated	%	NutraCea	%	Irgovel	%	Consolidated	%	NutraCea	%	Irgovel	%
Net product sales	$9,572,000		$4,172,000		$5,400,000		$11,016,000		$4,637,000		$6,379,000
Royalty and licensing	10,000		10,000				-
Total revenues	9,582,000	100	4,182,000	100	5,400,000	100	11,016,000	100	4,637,000	100	6,379,000	100

Cost of sales	7,605,000	79	3,210,000	77	4,395,000	81	7,746,000	70	3,638,000	78	4,108,000	64
Gross profit	$1,977,000	21	$972,000	23	$1,005,000	19	$3,270,000	30	$999,000	22	$2,271,000	36

Sales, General and Administrative (“SG&A”) expenses were $5,409,000 and $5,769,000 in the three months ended June 30, 2009 and 2008, respectively, a decrease of $360,000 (6.2%).  The changes in components making up SG&A expense are detailed in the following schedule:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Increase (Decrease)
Payroll and Benefits	$1,982,000	$1,862,000	$120,000
Sales & Marketing	162,000	223,000	(61,000)
Operations	217,000	258,000	(41,000)
Depreciation and Amortization	997,000	366,000	631,000
Stock Option and Warrant Expense	62,000	770,000	(708,000)
Other SG&A	1,003,000	939,000	64,000
Total NutraCea Segment SG&A	4,423,000	4,418,000	5,000
Irgovel SG&A	986,000	1,351,000	(365,000)
Total Consolidated SG&A	$5,409,000	$5,769,000	$(360,000)

Index

The decline in SG&A is primarily due to decreased expenses in the Irgovel segment, a direct result of efforts to streamline management and rationalize overhead  in the periods after June 30, 2008. The NutraCea segment had significantly lower Stock Option and Warrant Expense. However, it was offset by higher depreciation associated with the Phoenix facility (placed in service February 2009) and the Lake Charles facility (begin production in May 2008). In addition, higher payroll associated with the severance and vacation payouts relative to a work force reduction that occurred in May of 2009.

Research and Development (“R&D”) expenses were $155,000 and $738,000 for the three months ended June 30, 2009 and 2008, respectively, a decrease of $583,000. R&D activities were significantly curtailed in 2009 due to cash constraints and a reduction in scientific staff.

In the three months ended June 30, 2009 our bad debt expense was $0 compared to $110,000 in the three months ended June 30, 2008. A significant portion of bad debt expense in 2008 was related to VLI and customers the Company no longer does business with and product lines we no longer sale.

Professional fees were $819,000 and $1,092,000 for the three months ended June 30, 2009 and 2008, respectively, a decrease of $273,000. Professional fees are expenses associated with consultants, accounting and auditing services, SOX 404 compliance, and outside legal counsel.  In 2008, higher consulting fees related to the acquisition of Irgovel were incurred. In addition, consultants relating to 2008 SOX compliance work were hired in the prior quarter.

Other income and expense, net, increased by $153,000 for the three months ended June 30, 2009 compared to 2008.  The increase is due primarily to adoption of SFAS No. 161 (“ASC 815”) in January 2009. The result of adopting ASC 815 resulted in warrants to purchase 35,834,361 shares of our common stock (previously treated as equity pursuant to the derivative treatment exemption) not being afforded equity treatment. Effective January 1, 2009, the Company reclassified the fair value of these common stock warrants from equity to liability status. This created an initial liability of $3,913,000 upon adoption. During the second quarter of 2009, total warrant liability increased by $123,000 due to a combination of new warrants being issued, a conversion of Series D warrants to Series E warrants and a decline in the value of existing warrants. Interest expense increased by $667,000 due to the Wells Fargo Bank loan. No similar bank loan existed in the comparable 2008 quarter for the NutraCea segment. The decrease of $444,000 in other income is due primarily to reversal of a $221,000 accrued late fee in 2008. The changes to individual components of other income and expense are as follows:

	For Three Months
	June 30, 2009			June 30, 2008
	Consolidated	NutraCea	Irgovel	Consolidated	NutraCea	Irgovel
Interest income	$158,000	$4,000	$154,000	$161,000	$81,000	$80,000
Interest expense	(862,000)	(639,000)	(223,000)	(195,000)	68,000	(263,000)
Equity income/loss in equity investments	(48,000)	(48,000)	-	(77,000)	(77,000)
Gain/(loss) on foreign exchange	167,000	(57,000)	224,000
Waranty liability income/(expense)	(123,000)	(123,000)	-
Other income (expense)	(142,000)	(144,000)	2,000	(586,000)	(414,000)	(172,000)
Total other (expenses) income	$(850,000)	$(1,007,000)	$157,000	$(697,000)	$(342,000)	$(355,000)

Index

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

For the six months ended June 30, 2009, the Company’s net loss was ($10,584,000), or ($.06) per share, compared to ($12,205,000) or ($.08) per share, in the same period of 2008, a reduced loss of $1,621,000. The decreased loss for the quarter is a combination of gains from reduced operating expenses partially offset by lower gross profit.

Our consolidated net revenues for the six months ended June 30, 2009 of $16,794,000 decreased $56,000 from the $16,850,000 recorded in the same period last year. NutraCea segment revenues decreased slightly by $256,000 (3%) and were partially offset by the Irgovel segment increase of $200,000 (2%). NutraCea segment revenues in 2009 were impacted by the loss of a private label customer resulting in lost revenue of $355,000 and the lost revenue of $1,739,000 associated with the deconsolidation of VTL in the fourth quarter of 2008. These decreases were off set by the overall increase in remaining business. Irgovel segment revenues were relatively flat in comparison, a small 2% increase. However, the 2008 period only comprises the period beginning with the February 19, 2008 acquisition date.

Gross profit for the six months ended June 30, 2009 was $2,933,000 (17%) compared to $3,843,000 (23%) a decrease of $910,000 compared to the same period last year. The NutraCea segment contributed $1,844,000 (23%) to gross profit and the Irgovel segment contributed $1,089,000 (12%). The NutraCea segment experienced significant improvement in margin percentage in 2009 when compared to 2008 due to the high cost of sales incurred in 2008 attributed to historically high raw bran prices and the phasing out of high margin products. Additionally during the three months ended March 31, 2008 the Company recorded a charge to cost of good of $515,000 on our NutraCea segment relating to a credit to a customer to reimburse them for products purchased by them during 2007 ultimately determined by the customer to not meet their specifications Irgovel segment margins were negatively impacted by declining price levels, an unfavorable shift in sales mix, higher raw bran costs and significantly increased plant maintenance costs. The following table illustrates the contribution by each of our segments during the six months ended:

	For Six Months
	June 30, 2009			June 30, 2008
	Consolidated	NutraCea	Irgovel	Consolidated	NutraCea	Irgovel
Interest income	$257,000	$8,000	$249,000	$540,000	$457,000	$83,000
Interest expense	(1,408,000)	(1,082,000)	(326,000)	(145,000)	235,000	(380,000)
Equity income/loss in equity investments	(52,000)	(52,000)	-	(94,000)	(94,000)	-
Gain/(loss) on foreign exchange	(153,000)	(72,000)	(81,000)	-	-	-
Warranty liability income/(expense)	1,571,000	1,571,000	-	-	-	-
Other income (expense)	(6,000)	(12,000)	6,000	(341,000)	(171,000)	(170,000)
Total other (expenses) income	$209,000	$361,000	$(152,000)	$(40,000)	$427,000	$(467,000)

Sales, General and Administrative (“SG&A”) expenses were $11,092,000 and $11,253,000 in the six months ended June 30, 2009 and 2008, respectively, a small decrease of $161,000 (1.4%). The changes to components making up SG&A expense are detailed in the following schedule:

Index

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Increase (Decrease)
Payroll and Benefits	$4,106,000	$3,402,000	$704,000
Sales & Marketing	390,000	473,000	(83,000)
Operations	451,000	519,000	(68,000)
Depreciation and Amortization	1,908,000	755,000	1,153,000
Stock Option and Warrant Expense	192,000	1,820,000	(1,628,000)
Other SG&A	2,340,000	2,413,000	(73,000)
Total NutraCea Segment SG&A	9,387,000	9,382,000	5,000
Irgovel SG&A	1,705,000	1,871,000	(166,000)
Total Consolidated SG&A	$11,092,000	$11,253,000	$(161,000)

The decline in SG&A is primarily due to decreased expenses in the Irgovel segment, a direct result of efforts to streamline management  and rationalize overhead  in the periods after June 30, 2008. The NutraCea segment had significantly lower Stock Option and Warrant Expense. However, it was offset by higher depreciation associated with the Phoenix facility (placed in service in February 2009) and the Lake Charles facility (began production May 2008). In addition, higher payroll and benefit costs. NutraCea segment payroll was significantly higher due to additional operational management hired in anticipation of increased demand, as compared to 2008, and severance and vacation payouts related to the work force reduction that occurred in May of 2009.

Research and Development (“R&D”) expenses were $674,000 and $1,002,000 for the six months ended June 30, 2009 and 2008, respectively, a decrease of $328,000. R&D activities were significantly curtailed in 2009 due to cash constraints and a reduction in scientific staff.

In the six months ended June 30, 2009 our bad debt expense was $(64,000) compared to $413,000 in the six months ended June 30, 2008. A significant portion of bad debt expense in 2008 was related to VLI and customers the Company no longer does business with and product lines we no longer sell.

Professional fees were $1,951,000 and $2,761,000 for the six months ended June 30, 2009 and 2008, respectively, a decrease of $810,000.  Professional fees are expenses associated with consultants, accounting and auditing services, SOX 404 compliance, and outside legal counsel. This decrease in primary due to fees related to a $500,000 accrual booked in 2008  for a brokers fee related to Medan. The remaining decrease is consulting fees related to the purchase of Irgovel and SOX 404 compliance.

Other income and expense, net, increased by $249,000 for the six months ended June 30, 2009 compared to 2008. The increase is due primarily to adoption of SFAS No. 161 (“ASC 815”) in January 2009. The result of adopting ASC 815 resulted in warrants to purchase 35,834,361 shares of our common stock (previously treated as equity pursuant to the derivative treatment exemption) not being afforded equity treatment. Effective January 1, 2009, the Company reclassified the fair value of these common stock warrants from equity to liability status. This created an initial liability of $3,913,000 upon adoption. Combined with Series D warrant liability, the total liability at the beginning of the year was 5,069,000. As of June 30, 2009, the liability had decreased to $2,342,000 due to a combination of new warrants being issued, a conversion of Series D warrants to Series E warrants and a decline in the value of existing warrants. The warrant liability income of $2,727,000 was offset by $1,156,000 of expense associated with the initial recording of Series D warrants in January 2009. Interest expense for the NutraCea segment increased by $1,263,000 due to the Wells Fargo Bank loan that did not exist in 2008. Specific changes to other income and expense components are as follows:

Index

	For Six Months
	June 30, 2009			June 30, 2008
	Consolidated	NutraCea	Irgovel	Consolidated	NutraCea	Irgovel
Interest income	$257,000	$8,000	$249,000	$540,000	$457,000	$83,000
Interest expense	(1,408,000)	(1,082,000)	(326,000)	(145,000)	235,000	(380,000)
Equity income/loss in equity investments	(52,000)	(52,000)	-	(94,000)	(94,000)	-
Gain/(loss) on foreign exchange	(153,000)	(72,000)	(81,000)	-	-	-
Warranty liability income/(expense)	1,703,000	1,703,000	-	-	-	-
Other income (expense)	(138,000)	(144,000)	6,000	(341,000)	(171,000)	(170,000)
Total other (expenses) income	$209,000	$361,000	$(152,000)	$(40,000)	$427,000	$(467,000)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009 our cash and cash equivalents were $57,000. Our cash decreased by $4,810,000 in the six months ended June 30, 2009 from our cash position of $4,867,000 at December 31, 2008.

The Company has $3,513,000 of restricted cash; $1,976,000 and $1,537,000 classified as current and non-current assets respectively.  The restricted cash amount includes a balance of approximately $1,599,000 which is restricted by contract as security on our corporate office lease in Phoenix.  The amount of restricted cash required under the office lease decreases annually over the period of five years per the terms of the lease agreement.  The lease expires in 2016.  The remaining amount of approximately $1,915,000 represents restricted cash to cover disclosed liabilities under the purchase agreement terms of the acquisition of Irgovel.

Cash used in operating activities was $3,121,000 for the period ended June 30, 2009, compared to net cash used in operations in the same period of 2008 of $6,048,000, a decrease of $2,927,000.  Cash used in operating activities for the period ended June 30, 2009 was primarily driven by a net loss of $10,665,000 offset by non-cash depreciation and amortization of $3,540,000 an increase in other current assets of $1,157,000 and a decrease in accounts payable and accrued liabilities of $4,502,000.

Cash provided/(used) in investing activities was $703,000 and ($38,508,000) for the periods ended June 30, 2009 and 2008 respectively. This decrease of $39,211,000 was primarily due to our plant expansion projects (Lake Charles and Phoenix), the acquisition of Irgovel, and our investments in subsidiaries that occurred in 2008.

Cash provided/(used) from financing activities was ($2,405,000) and $1,9443,000 for the periods ended June 30, 2009 and 2008, respectively.  This decrease in cash provided in financing activities is due to an equity financing proceeds of $18,775,000 in 2008 and no equity financing proceeds in 2009.

Our working capital position was ($8,376,000) and ($3,298,000) as of March 31, 2009 and December 31, 2008, respectively.

Index

OFF BALANCE SHEET ARRANGEMENTS

The Company has not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risk, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing and liquidity support or market risk or credit risk support to the Company.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements.  On an ongoing basis, we evaluate the estimates, including, but not limited to, those related to revenue recognition. The Company use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments.  Actual results could differ from those estimates.

For further information about other critical accounting policies, see the discussion of critical accounting policies in our 2008 Form 10-K for the fiscal year ended December 31, 2008.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162 (as codified in the FASB Accounting Standards Codificationtm (“ASC” or “Codification”) topic 105, Generally Accepted Accounting Principles (“ASC 105”)). ASC 105 establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. Following this update to ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”), or Emerging Issues Task Force (“EITF”) Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The Company adopted the requirements of this standard for the quarter ended September 30, 2009. The adoption of this update to ASC 105 did not have a material impact on the Company’s Consolidated Financial Statements. All accounting references have been updated, and therefore SFAS references have been augmented with ASC references. In future filings all accounting references will refer to the Codification only.

Index

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

On January 1, 2009, the Company adopted SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB 51 (“ASC 810”). This update to ASC 810 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (which is codified in ASC 810), to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a non-controlling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This update to ASC 810 requires, among other items, that a non-controlling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The result of the adoption of the requirements under ASC 810 is included in the Company’s Condensed Consolidated Financial Statements and did not have a material impact.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“ASC 805”). This update to ASC 805 replaces SFAS No. 141, Business Combinations, and retains the fundamental requirements in SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. This update to ASC 805 requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values at that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The Company adopted the requirements of this standard as of January 1, 2009. The adoption of this update to ASC 320 did not have an impact on the Company’s Condensed Consolidated Financial Statements as it ahs not yet completed a business acquisition since that date.

Index

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report filed on Form 10-K. Our cash and cash equivalents have been maintained only with maturities of 30 days or less. Our short-term investments have interest reset periods of 30 days or less. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates. As of March 31, 2009 our NutraCea segment had notes payable of $6,884,000 outstanding bearing interest of 8% payable over 4 years and our Irgovel segment had notes payable of $4,394,000 outstanding bearing interest from 2.8% to 21.4% payable over 2.3 to 9.5 years (see Note 13 Notes Payable and Long-term Debt to the Condensed Consolidated Financial Statements included herein). Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. We do not believe that a hypothetical adverse change of 10% in interest rates would have a material effect on our financial position.

Item 4.                      Controls and Procedures

The Company’s management evaluated, with the participation of its Interim Chief Executive Officer and Interim Principal Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, the Company’s Interim Chief Executive Officer and Interim Principal Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of the end of the period covered by this report because the material weaknesses identified by management in its 2008 Annual Report on Form 10-K were not remediated.  As of June 30, 2009, management continued to evaluate a plan and process to remediate the material weaknesses.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                  OTHER INFORMATION

Item 1.                      Legal Proceedings

Various lawsuits, claims, proceedings and investigations are pending involving us as described below in this section. In accordance with ASC No. 5, Contingencies, when applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. In addition to the matters described herein, we are involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

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

Index

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

Index

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

In connection with the Chapter 11 Reorganization, we were required to prepare projected financial information to demonstrate the feasibility of the Amended Plan and our ability to continue operations upon emergence from bankruptcy. As part of the disclosure statement approved by the Bankruptcy Court, the projections reflected numerous assumptions concerning anticipated future performance and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize.  Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks.  Our actual results may vary from those contemplated by the projections for a variety of reasons.  The projections have not been incorporated by reference into this report and neither those projections nor any version of the disclosure statement should be considered or relied upon in connection with any investment decision concerning our common stock.

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

Although we emerged from bankruptcy under Chapter 11 upon the effective date of the Amended Plan, we cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations going forward, including our ability to negotiate favorable terms from suppliers, partners and others and to attract and retain customers. The failure to obtain such favorable terms and attract and retain customers could adversely affect our financial performance.

If we do not meet certain payment benchmarks as described in the Amended Plan, the Plan Agent will be able to direct and control the sale of certain of our assets.

Index

Under the Amended Plan, if we fail to meet certain payment benchmarks to Class 6 claimants as described in the Amended Plan, the Plan Agent may direct and control the sale of (i) our Dillon, Montana facility, (ii) all of our loose equipment, (iii) the sale of equipment located in our Lake Charles, Louisiana facility, and (iv) the sale of any pledged assets.  The Class 6 claimants will retain up to 100% of net proceeds from such sale in satisfaction of its claims.  Since we will not be able to control the sale of the above assets if we do not meet the payment benchmarks, we cannot guarantee that the assets will be sold at a value satisfactory to us.

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

As a result of the effectiveness of the Amended Plan and the transactions contemplated thereby, our financial condition and results of operations may not be comparable to the financial condition or results of operations reflected in the Company’s historical financial statements.

Risks Related to Our Business

Our significant losses and negative cash flow raise questions about our ability to continue as a going concern.

Our cash flows from operating activities used $ 3.1 million and $6.0 million for the three month period ended June 30, 2009 and 2008, respectively. We cannot assure you that we will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis or that profitability, if achieved, will be sustained.  No adjustments have been made to the financial statements that might result from the outcome of this uncertainty. If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives such as filing for bankruptcy, pursuing dissolution and liquidation or seeking to merge with another company or sell all or substantially all of our assets.

The restatement of our Consolidated Financial Statements has subjected us to a number of additional risks and uncertainties, including increased costs for accounting and legal fees and the increased possibility of legal proceedings.

As a result of the restatement that was completed in October 2009, we have become subject to a number of additional risks and uncertainties, including:

Index

•
We incurred substantial unanticipated costs for accounting and legal fees during 2009 in connection with the restatement. Although the restatement is complete, we expect to continue to incur additional legal costs as noted below.

•
As a result of the restatement, we have been named in a number of lawsuits as discussed in Item 1 of Part II of this Quarterly Report, “Legal Proceedings” and Note 16, Litigation. Other plaintiffs may bring additional actions with other claims, although such claims are most likely barred by the discharge injunction resulting from the confirmation of the Amended Plan. If such actions are brought and are not barred by the discharge injunction, we may incur substantial defense costs regardless of the outcome of these actions and insurance may not be sufficient to cover the losses we may incur. Likewise, such actions might cause a diversion of our management’s time and attention. If we do not prevail in one or more of these actions, we could be required to pay substantial damages or settlement costs, which could adversely affect our business, financial condition, results of operations and liquidity.

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

We have not generated a positive cash flow from operations continuously period to period since commencing operations. We raised $5,000,000 gross proceeds in a preferred stock offering in October 2008 and $20,000,000 gross proceeds in a common stock and warrants offering in April 2008.  Management is reassessing the business to identify core and non-core assets. To raise additional cash funding, non-core assets and/or business units will be offered for sale as part of Nutracea’s bankruptcy restructuring efforts. Additionally, increased focus and attention will be undertaken in an effort to reduce operating expenses to increase cash flow and fund current operations in our NutraCea Segment.

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

Index

We depend on a limited number of customers.

For the six months ended June 30, 2009, one customer accounted for a total of 11.6% of the Company’s sales. At June 30, 2009, this customer accounted for 18.5% of the Company’s accounts receivable.  No other customers accounted for more than 10% of the total outstanding accounts receivable.

For the six months ended June 30, 2008, one customer accounted for a total of 10.2% of the Company’s sales.  At June 30, 2008, only one customer accounted for 12.0% of total accounts receivable.  No other customer accounted for 10.0% of the total outstanding accounts receivable.

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

•	We incorporated more sophisticated information in the Company’s risk evaluations;
•	We increased our focus on areas of high risk, including canceling an account or placing a cash only policy on certain questionable accounts;
•	We reduced certain credit limits;
•	We concentrated our efforts on quickly identifying and assisting distributors who are experiencing temporary financial difficulty.

Implementing and enforcing our credit policy and providing guidance to the officers on the policy is critical for us to achieve US GAAP compliant revenue recognition. We may encounter difficulties in maintaining relationships with customers and distributors while enforcing our credit policies.

Index

The inability of our significant customers to meet their obligations to us may adversely affect our financial results.

We are subject to credit risk due to concentration of our trade accounts receivables and notes receivables. As of June 30, 2009, one customer accounted for 18.5% of our $4,030,000 trade accounts receivable. The inability of our significant customers and obligors to meet their obligations to us, may adversely affect our financial condition and results of operations.

We rely upon a limited number of product offerings.

The majority of the products that we have sold as of June 30, 2009 have been based on SRB produced at our US facilities and extracted rice bran oil from Irgovel, our Brazil facility. Although we will market SRB as a dietary supplement, as an active food ingredient for inclusion in our products and in other companies’ products, and in other ways, a decline in the market demand for our SRB products, as well as the products of other companies utilizing our SRB products, could have a significant adverse impact on us.

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

Index

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

Index

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

Index
NutraCea Common Stock	Low	High

Year Ended December 31, 2010
Fourth Quarter	$0.10	$0.25
Third Quarter	$0.08	$0.13
Second Quarter	$0.06	$0.16
First Quarter	$0.07	$0.14

Year Ended December 31, 2009
Fourth Quarter	$0.04	$0.18
Third Quarter	$0.12	$0.27
Second Quarter	$0.15	$0.41
First Quarter	$0.18	$0.56

Year Ended December 31, 2008
Fourth Quarter	$0.31	$0.52
Third Quarter	$0.39	$0.70
Second Quarter	$0.69	$1.13
First Quarter	$0.89	$1.56

Year Ended December 31, 2007
Fourth Quarter	$0.75	$1.76
Third Quarter	$1.34	$3.31
Second Quarter	$3.03	$5.00
First Quarter	$2.21	$3.39

The market price of a share of our common stock may continue to fluctuate in response to a number of factors, including:

•	announcements of new products or product enhancements by us or our competitors;
•	fluctuations in our quarterly or annual operating results;
•	developments in our relationships with customers and suppliers;
•	the loss of services of one or more of our executive officers or other key employees;
•	announcements of technological innovations or new systems or enhancements used by us or our competitors;
•	developments in our or our competitors’ intellectual property rights;
•	adverse effects to our operating results due to impairment of goodwill;
•	failure to successfully restructure and exit bankruptcy
•	failure to meet the expectation of securities analysts’ or the public;
•	general economic and market conditions;
•	our ability to expand our operations, domestically and internationally, and the amount and timing of expenditures related to this expansion;
•	litigation involving us, our industry or both;
•	actual or anticipated changes in expectations regarding our performance by investors or securities analysts; and
•	price and volume fluctuations in the overall stock market from time to time.

Index

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were issued during the three month period ended June 30, 2009.

On May 1, 2009, the Company issued an option to a consultant to purchase 320,000 shares of our Common Stock at a strike price of $0.20 with a five year expiration date in connection with consulting services.

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

Index

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are attached hereto and filed herewith:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1(1)	FORM CREATING TWO THOUSAND SEVEN HUNDRED FORTY THREE (2,743) SHARES OF PREFERRED STOCK DESIGNATED AS SERIES E CONVERTIBLE PREFERRED STOCK ON APRIL 29, 2009.
4.1(1)	FORM OF COMMON STOCK PURCHASE WARRANT, MAY 7, 2009.
10.1(1)	FORM OF EXCHANGE AGREEMENT, DATED AS OF MAY 7, 2009, BY AND BETWEEN NUTRACEA AND THE INVESTOR SIGNATORY THERETO
10.1(2)	BINDING LETTER OF INTENT ENTERED INTO AS OF JUNE 17, 2009 BY AND BETWEEN NUTRACEA, A CALIFORNIA CORPORATION AND CEAUTAMED WORLDWIDE, LLC.
31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICE PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

(1) Incorporated herein by reference to exhibit previously filed on registrant’s current report on Form 8-K filed on May 8, 2009.

(2) Incorporated herein by reference to exhibit previously filed on registrant’s current report on Form 8-K filed on June 22, 2009.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEA (Registrant)

Dated:	February 24, 2011	By:	/s/ W. John Short
Name: W. John Short
Title: Chief Executive Officer

		By:	/s/ Dale Belt
Name: Jerry Dale Belt
Title: Chief Financial Officer