Form 10-Q
period 2009-09-30
NUTRACEA
filed 2011-02-24
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 0-32565

____________________

NUTRACEA
(Exact Name of Registrant as Specified in its Charter)
California (State or other jurisdiction of incorporation or organization)	87-0673375 (I.R.S. Employer Identification No.)
6720 North Scottsdale Road, Suite 390 Scottsdale, AZ (Address of Principal Executive Offices)	85253 (Zip Code)

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

Non-accelerated filer ☐ (do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of January 31, 2011, 195,509,109 shares of the registrant’s common stock were outstanding.

FORM 10-Q

Index

NUTRACEA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 (Restated)	2009	2008 (Restated)
Revenues
Net product revenues	$8,243,000	$11,464,000	$25,016,000	$28,283,000
Royalty, label and licensing fees	17,000	8,000	38,000	39,000
Total revenues	8,260,000	11,472,000	25,054,000	28,322,000

Cost of goods sold	6,478,000	9,015,000	20,339,000	22,022,000

Gross profit	1,782,000	2,457,000	4,715,000	6,300,000

Operating expenses
Selling, general and administrative	5,102,000	5,749,000	16,194,000	17,002,000
Research and development	167,000	266,000	841,000	1,268,000
Impairment of assets	10,339,000	-	10,339,000	-
Bad debt (recovery)/expense	(2,000)	-	(66,000)	413,000
Professional fees	457,000	292,000	2,408,000	3,053,000
Loss, net of gains, on retirement of assets	(12,000)	(228,000)	342,000	103,000

Total operating expenses	16,051,000	6,079,000	30,058,000	21,839,000

Loss from operations	(14,269,000)	(3,622,000)	(25,343,000)	(15,539,000)

Other income (expense)
Interest income	119,000	176,000	376,000	716,000
Interest expense	(293,000)	(303,000)	(1,701,000)	(448,000)
Loss on equity method investments	(151,000)	(21,000)	(203,000)	(115,000)
Foreign exchange gain/(loss)	62,000	-	(91,000)	-
Warrant liability (expense)/income	(74,000)		1,497,000	-
Other expense	(100,000)	(18,000)	(106,000)	(359,000)

Loss before income taxes	(14,706,000)	(3,788,000)	(25,571,000)	(15,745,000)

Income tax (benefit)/expense	(82,000)	222,000	(282,000)	540,000
Net loss	(14,624,000)	(4,010,000)	(25,289,000)	(16,285,000)

Net loss attributable to non controlling interest	27,000	-	108,000	70,000
Net loss attributable to NutraCea	$(14,597,000)	$(4,010,000)	$(25,181,000)	$(16,215,000)

Net loss per share attributable to NutraCea
Basic	$(0.08)	$(0.02)	$(0.14)	$(0.11)
Diluted	$(0.08)	$(0.02)	$(0.14)	$(0.11)

Weighted average number of shares outstanding
Basic	191,114,000	167,866,000	180,375,000	147,947,000
Diluted	191,114,000	167,866,000	180,375,000	147,947,000

See Notes to Condensed Consolidated Financial Statements.

Index

NUTRACEA
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$137,000	$4,867,000
Restricted cash	2,985,000	3,853,000
Trade accounts receivables, net of allowance for doubtful accounts of $367,000 and $365,000 respectively	3,015,000	2,978,000
Inventories	3,052,000	3,883,000
Notes receivable, current portion, net of allowance for doubtful notes receivable of $550,000 and $550,000, respectively	1,286,000	308,000
Deposits and other current assets	2,319,000	3,290,000
Assets held for sale - fixed assets	10,642,000	-
Assets held for sale - trademarks	750,000	822,000
Total current assets	24,186,000	20,001,000

Restricted cash	-	1,344,000
Notes receivable, net of current portion	2,100,000	-
Property, plant and equipment, net	34,843,000	56,983,000
Equity method investment	1,056,000	2,768,000
Investment in VLI Sr Notes and Preferred Stock	-	3,626,000
Intangible assets, net	8,023,000	12,043,000
Goodwill	5,473,000	5,579,000
Other non-current assets	51,000	36,000
Total assets	$75,732,000	$102,380,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,128,000	$3,415,000
Accrued expenses	5,710,000	8,475,000
Deferred rent incentive - current portion	168,000	168,000
Notes payable, current portion	4,365,000	6,159,000
Deferred revenue	117,000	137,000
Convertible, series D preferred stock, no par value, $1,000 stated value, 10,000 shares authorized, 5,000 shares issued, 0 and 4,945 shares outstanding, respectively	-	4,945,000
Total current liabilities	18,488,000	23,299,000

Long-term liabilities:
Deferred rent incentive - net of current portion	925,000	1,051,000
Notes payable, net of current portion	6,021,000	4,717,000
Deferred tax liability	5,026,000	4,187,000
Warrant liabilities	2,416,000	-
Other non-current liabilities	1,000,000	1,000,000
Total liabilities	33,876,000	34,254,000

Commitments and contingencies

Shareholders' equity:
Common stock, no par value, 350,000,000 shares authorized, 192,968,000 and 168,125,000 shares issued and outstanding	205,115,000	199,485,000
Accumulated deficit	(162,230,000)	(133,136,000)
Accumulated other comprehensive (loss)/income	(873,000)	1,857,000
Total equity attributable to NutraCea	42,012,000	68,206,000
Noncontrolling interest	(156,000)	(80,000)
Total equity	41,856,000	68,126,000
Total liabilities and equity	$75,732,000	$102,380,000

See Notes to Condensed Consolidated Financial Statements.

Index

NUTRACEA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended September 30,
	2009	2008 (Restated)
Cash flow from operating activities:
Net loss	$(25,289,000)	$(16,285,000)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	5,376,000	2,939,000
Provision for doubtful accounts and notes	(66,000)	571,000
Impairment of fixed assets	8,845,000	-
Impairment of intangible assets	1,494,000	-
Loss on FX translation	91,000	-
Stock-based compensation	398,000	1,956,000
Stock-based interest payment	861,000	-
Warrant liability income	(1,497,000)	-
Loss on equity investments	203,000	115,000
Deferred tax benefit	(296,000)	-
Loss on disposal of assets	342,000	331,000

Changes in operating assets and liabilities:
Trade accounts receivable	530,000	97,000
Inventories	1,083,000	(2,640,000)
Other current assets	1,141,000	(45,000)
Accounts payable and accrued expenses	1,285,000	6,934,000
Deferred rent incentive	(15,000)	(126,000)
Deferred revenue	16,000	(1,904,000)

Net cash used in operating activies	(5,498,000)	(8,057,000)

Cash flows from investing activities:
Issuance of notes receivable	-	(294,000)
Proceeds of payments from notes receivable	522,000	2,025,000
Purchases of property and equipment	(1,317,000)	(22,275,000)
Investment in Irgovel, net of cash acquired	-	(14,971,000)
Proceeds from/(Investment in) PIN	1,675,000	(5,675,000)
Restricted cash	2,211,000	(1,158,000)
Purchases of other assets and intangibles	-	(373,000)

Net cash provided by/(used in) investing activities	3,091,000	(42,721,000)

Cash flows from financing activities:
Proceeds from noncontrolling interest	32,000	-
Proceeds from equity financing, net of expenses	-	18,775,000
Payments on notes payable	(1,847,000)	(976,000)
Registration costs paid	-	(104,000)
Payments on redemption of preferred stock	(556,000)	-
Proceeds from exercise of common stock options and warrants	-	745,000

Net cash provided by/(used in) financing activities	(2,371,000)	18,440,000

Effect of exchange rate changes on cash and cash equivalents	48,000	(146,000)

Net increase (decrease) in cash	(4,730,000)	(32,484,000)

Cash and cash equivalents, beginning of period	4,867,000	41,198,000
Cash and cash equivalents, end of period	$137,000	$8,714,000

Non-cash investing activities:
Conversion of investment in VLI to notes receivable	$3,600,000	$-
Conversion of Series D Preferred Stock to common stock	4,389,000	-
Supplemental disclosures:
Cash paid for interest during the year	$665,000	$448,000
Cash paid for income taxes during the year	-	102,000

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

The interim results of operations and interim cash flows for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period and have been prepared assuming the Company will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses and negative cash flows from operations. In the past the Company has turned to the equity markets for additional liquidity. This is not a likely source of funds at this time due to the Company’s financial position and the state of the equity markets.

The Company restated its consolidated balance sheet and its consolidated statements of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for its fiscal years ended December 31, 2006 (“fiscal 2006”) and December 31, 2007 (“fiscal 2007”). In addition, certain restatement adjustments affected interim financial information for all of the quarters of fiscal 2007 and the first three quarters of the fiscal year ended December 31, 2008 (“fiscal 2008”) previously filed on Form 10-Q. The Company did not amend its prior Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement adjustments. The financial statements and related interim financial information contained in such reports were superseded by the information in the 2008 Annual Report.

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

Under the Amended Plan, if the Parent Company fails to meet certain payment benchmarks to our general unsecured creditors as described in the Amended Plan, the Plan Agent may direct and control the sale of (i) our Dillon, Montana facility, (ii) all of our loose equipment, and, if the third payment benchmark is not met, (iii) the sale of equipment located in our Lake Charles, Louisiana facility, and (iv) the sale of any other pledged assets. The general unsecured creditors may retain up to 100% of the net proceeds from any such sale in satisfaction of their claims. Since we will not be able to control the sale of the above assets if we do not meet the payment benchmark, we cannot guarantee that the assets will be sold at a value satisfactory to us.

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

Note 3. Summary of Significant Accounting Policies

Revenue Recognition - The Company recognizes revenue for product sales when title and risk of loss pass to its customers generally upon shipment for domestic customers and upon customer receipt for international customers and when provisions for estimates, including discounts, and price adjustments are reasonably determinable. Provisions for routine sales discounts, volume allowances, and adjustments are made in the same period the sales are recorded. Deposits are deferred until either the product has been shipped or conditions relating to the sale have been substantially performed.

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

Index

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (codified into ASC 825, Financial Instruments (“ASC 825”)). This update to ASC 825 requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of ASC 825. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. This update to ASC 825 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The Company adopted the requirements of this standard as of June 30, 2009. Other than the required disclosures, the adoption of this update to ASC 825 did not have a material impact on the Condensed Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (as codified in ASC topic 320, Investments — Debt and Equity Securities (“ASC 320”)). This update to ASC 320 amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and EITF Issue 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (all of which are codified in ASC 320), to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company adopted the requirements of this standard as of June 30, 2009. The adoption of this update to ASC 320 did not have a material impact on the Condensed Company’s Consolidated Financial Statements.

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

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“ASC 260”). This update to ASC 260 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company adopted the requirements of this standard as of January 1, 2009. The adoption to this update to ASC 260 did not have an impact on the Condensed Company’s Consolidated Financial Statements.

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

Index

Stock-based compensation expenses consisted of following:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Consultants	$16,000	$116,000	$128,000	$525,000
Directors	30,000	126,000	65,000	520,000
Executive Officer & Employees	160,000	260,000	205,000	911,000

Total stock-based compensation expense	$206,000	$502,000	$398,000	$1,956,000

The following weighted average assumptions used in valuing options granted for the nine months ended September 30:

	2009	2008
Expected volatility	102.42%	83.39%
Risk-free interest rate	2.14%	2.81%
Expected life (in years)	4.57	2.74
Weighted average fair value of options granted	$0.21	$1.37
Expected dividends	-	-
Forefeitures	5-10%	5-10%

The following is a summary of stock option activity for the nine months ended September 30, 2009:

	Number of Shares Under Option	Weighted Average Exercise Price per Share

Outstanding at December 31, 2008	25,193,000	$0.80
Options granted	8,662,000	0.21
Options exercised	-	-
Options cancelled/forfeited	(5,874,000)	1.08
Outstanding at September 30, 2009	27,981,000	$0.56
Vested in the period ended September 30, 2009	2,720,000	$0.47
Options exercisable at September 30, 2009	21,383,000	$0.64

As of September 30, 2009, the Company had $1,040,000 in total unrecognized compensation expense related to stock options that will be recognized over the remaining weighted average period of 2.6 years.

As of September 30, 2009, options to purchase approximately 27,981,000 shares of the Company’s our common stock were outstanding. Of these, none were “in the money” at September 30, 2009.

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

Inventories composed of the following:

	September 30, 2009	December 31, 2008

Finished goods	$1,705,000	$2,320,000
Work in process	125,000	167,000
Raw materials	713,000	849,000
Packaging supplies	509,000	547,000
Total inventories	$3,052,000	$3,883,000

Note 7. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2009	December 31, 2008

Land	$433,000	$3,128,000
Furniture and fixtures	3,148,000	3,068,000
Plant	13,754,000	15,556,000
Computer and Software	1,392,000	724,000
Automobile	283,000	338,000
Leasehold improvements	3,809,000	3,727,000
Machinery and Equipment	20,433,000	21,705,000
Construction in progress	2,197,000	15,958,000
Subtotal	45,449,000	64,204,000
Less accumulated depreciation	10,606,000	7,221,000
Total	$34,843,000	$56,983,000

Depreciation expense for the three months ended September 30, 2009, and 2008 was $1,333,000 and $905,000, respectively.

Depreciation expense for the nine months ended September 30, 2009, and 2008 was $3,808,000 and $2,295,000, respectively.

Impairment and Assets Held for Sale

Index

Phoenix building and equipment

The Phoenix building owned by NutraPhoenix, LLC, the Company’s wholly owned subsidiary, was constructed to produce infant and adult cereal for worldwide sale. When additional sales did not materialize, management determined that the cereal production could be adequately handled at the Dillon, MT facility. In July 2009, management decided to sell its infant cereal manufacturing building located in Phoenix as well as the equipment housed in the building. The building was listed for sale in September 2009 and based on management’s best judgment and prevailing market conditions, the Company recorded a non-cash impairment charge of $6.5 million in September 2009 associated with the building. In December 2009, an offer was received to purchase the cereal equipment. As a result, the Company decided to sell the equipment and building separately. Subsequently, based on offers received from potential buyers, an additional impairment of $1.0 million was recorded in April 2010. The building was finally sold in September 2010 for a gross price of $4.5 million. As a result of the sale the Company recorded a loss on disposal in 2010 of $0.5 million plus closing costs.

The equipment was sold pursuant to the December 2009 offer in March 2010. The transaction closed in March 2010 after necessary Bankruptcy Court approvals and as a result the Company recorded a loss on disposal of $159,000 during the first quarter of 2010.

The Company has determined that the cereal product line does not constitute a component of the overall business entity and thus has not been reported as a discontinued operation.

Lake Charles

Building - This facility was built to process rice bran from a rice milling company Farmers Rice Milling (“FRM”) adjacent to the facility at a value of $3.8 million. The facility was idled in May 2009 due to lack of orders. This facility is built on leased land which is owned by FRM. Due to non-payment of the land lease rent, FRM served a foreclosure notice on the Company in July 2009. In July 2009, management initiated discussions to possibly sell the building to FRM. In September 2009, management made a written offer to FRM to sell the building for $1.3 million which was not accepted. As a result of the written offer, the Company recorded an impairment of $2.3 million as of September 2009. The facility is not classified as held for sale due to potential alternative uses and because the Company is not aggressively marketing the property. Management evaluated and continues to evaluate alternate uses of the facility which include 1) oil pressing, 2) a DRB processing facility or 3) serving as a warehouse to store and distribute DRB produced in Brazil. See Note 14, below, concerning the reinstatement of the lease.

Oil Equipment - During fourth quarter of 2008 management implemented a plan to sell certain oil pressing equipment located at its Lake Charles, Louisiana facility. The equipment is classified as held-for-sale with a carrying value of $583,000 as of September 30, 2009.

Assets held for sale as of September 30, 2009 and December 31, 2008 consist of the following:

Index

	2009	2008

Land	$2,695,000
Plant	3,542,000
Machinery and Equipment	3,273,000
Construction in progress	1,824,000	822,000
Subtotal	$11,334,000	$822,000
Less accumulated depreciation	692,000
Total	$10,642,000	$822,000

Note 8. Intangible Assets and Goodwill

Intangible assets consist of the following at:

	Original Cost	Accumulated Amortization	Net Book Value
September 30, 2009
Amortized intangible assets:
Patents	$2,670,000	$759,000	$1,911,000
Trademarks	4,666,000	1,596,000	3,070,000
Customer lists	4,113,000	1,071,000	3,042,000
Non-Compete	650,000	650,000	-
	$12,099,000	$4,076,000	$8,023,000

December 31, 2008
Amortized intangible assets:
Patents	$2,524,000	$617,000	$1,907,000
Trademarks	6,984,000	1,018,000	5,966,000
Customer lists	4,309,000	247,000	4,062,000
Non-Compete	650,000	542,000	108,000
	$14,467,000	$2,424,000	$12,043,000

Amortization expense for the three months ended September 30, 2009 and 2008 was $505,000, and $217,000, respectively.

Amortization expense for the nine months ended September 30, 2009, and 2008 was $1,568,000, and $645,000,, and is expected to be $470,000 for the remainder of 2009 and $1,848,000, $1,764,000, $894,000, 894,000 and $893,000 for the years ended December 31, 2010 through 2014, respectively.

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

Index

In August 2008 CURA Pharmaceutical Co. (“CURA”) reached a settlement agreement on a lawsuit which had been filed against it as a result of the products which were being distributed by NutraCea/Cura LLC (“NCC”), a limited liability company formed between NutraCea and CURA. Pursuant to the terms of the agreement, CURA received a settlement of $340,000 which was assigned to NutraCea, and NCC returned its remaining inventory of approximately $135,000 to a third party. The Company recorded a loss on disposal of assets of approximately $131,000 in 2008 for the unamortized portion of the intangible asset. The overall effect of the transaction resulted in a net gain on settlement of the assets of NCC of approximately $75,000 (see Note 10 Acquisition and Joint Ventures).

	Acquisition	Acquisition	Accumulated	Disposal
	Date	Value	Amortization	of Asset
Dr. Vetz trademark	8/28/2007	$296,000	$37,000	$259,000
Cura Supply agreement	9/1/2007	220,000	89,000	131,000

		$516,000	$126,000	$390,000

Impairment

In July 2009, management decided to sell its animal nutrition product related equine trademarks in order to stop competing with its major customers. The Company initiated discussions with several potential buyers to sell the trademarks for $750,000 and a supply agreement. As of September 30, 2009 the net book value of the trademarks was $2.2 million. As a result of management’s decision to sell the equine trademarks, the net book value was reduced to $750,000 with an impairment charge of $1.5 million as of September 30, 2009.

An offer of $650,000 was received from an existing customer of equine products in December 2009. Based on the written offer received, an additional impairment was recorded in December 2009 of $100,000.

The transaction closed in April 2010 for $650,000 plus closing costs. The equine trademarks representing a value of $750,000 are classified as held for sale as of September 30, 2009.

Changes in the carrying amounts of goodwill is summarized as follows:

Total
Goodwill balance at December 31, 2008	$5,579,000
Foreign currency translation	(106,000)
Goodwill balance at September 30, 2009	$5,473,000

Index

Note 9. Loss Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income attributed to NutraCea by the weighted average number of common shares outstanding during all periods presented. Options, warrants and shares available upon conversion of Series D and E Preferred Stocks are excluded from the basic (loss) earnings per share calculation and are considered in calculating the diluted (loss) earnings per share.

Diluted (loss) income per share is computed by dividing net (loss) income attributed to NutraCea by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the impact is dilutive. The dilutive effect of outstanding options and warrants is calculated using the treasury stock method. The dilutive effect of outstanding convertible Preferred Stocks is calculated using the if converted method.

Basic and diluted loss per common share is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008 (Restated)	2009	2008 (Restated)

Net loss attributable to NutraCea	$(14,597,000)	$(4,010,000)	$(25,181,000)	$(16,215,000)

Weighted average outstanding
Shares of common stock	191,114,000	167,866,000	180,375,000	147,947,000

Total diluted shares	191,114,000	167,866,000	180,375,000	147,947,000
Loss per share
Basic	$(0.08)	$(0.02)	$(0.14)	$(0.11)
Diluted	$(0.08)	$(0.02)	$(0.14)	$(0.11)

Potential dilutive securities such as anti-dilutive warrants and options, were not included in the computation of earnings per share because the effect was anti-dilutive.

Index

Note 10. Comprehensive Loss

Comprehensive loss consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 (Restated)	2009	2008 (Restated)

Net loss	$(14,624,000)	$(4,010,000)	$(25,289,000)	$(16,285,000)

Other comprehensive (loss) income
Foreign currency translation	1,076,000	541,000	(2,730,000)	43,000

Comprehensive loss, net of tax	(13,548,000)	(3,469,000)	(28,019,000)	(16,242,000)
Comprehensive loss attributable to the noncontrolling interest	27,000	-	108,000	70,000

Total comprehensive loss attributable to NutraCea	$(13,521,000)	$(3,469,000)	$(27,911,000)	$(16,172,000)

Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

	September 30, 2009	December 31, 2008
Foreign currency translation adjustment	$(873,000)	$1,857,000
Accumulated other comprehensive (loss)/income	$(873,000)	$1,857,000

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

The total consideration of $14,237,000 included approximately $354,000 in legal fees which were capitalized as part of the purchase price. Additionally, the Company agreed to fund as necessary up to $5,300,000 to pay deferred taxes due to the Brazilian government. These deferred taxes are included in notes payable in the liabilities on Irgovel’s financial statements and are payable over periods through November 2024. Under the terms of the acquisition, the Company has escrowed approximately $2,023,000 to fund potential pre-acquisition litigation cost of Irgovel. This amount is recorded as restricted cash within the consolidated assets as of September 30, 2009 and will be released upon resolution of certain pre-acquisition litigation. The balance remaining in the escrow account as of September 30, 2009 and December 31, 2008 was $1,914,000, and $1,913,000, respectively.

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

In addition, upon the occurrence of certain events and conditions as described in the Purchase Agreement, the Investor may be required to purchase from NutraCea or Nutra SA, as applicable, a number of units of Nutra SA, at $2.00 per unit, resulting in the Investor holding up to a 49% interest in Nutra SA.

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

Presented below are unaudited pro forma results of operations presented as though the acquisition had occurred on January 1, 2008:
Nine Months Ended September 30, 2008 (uaudited)

Total revenues	$31,310,000

Net loss available to common shareholders	$(16,195,000)

Earnings per share:
Basic	$(0.09)
Diluted	$(0.09)

Weighted average shares :
Basic	180,375,000
Diluted	180,375,000

Medan, LLC.

On January 24, 2008, NutraCea, through its newly formed wholly-owned subsidiary, Medan, LLC, a Delaware limited liability company, entered into a stock purchase agreement (“Purchase Agreement”) with Fortune Finance Overseas Ltd., a British Virgin Islands company (“FFOL”). Pursuant to the Purchase Agreement, on March 28, 2008, Medan purchased (“First Purchase”) 9,700 outstanding shares of capital stock of PT Panganmas Inti Nusantara, an Indonesian Company (“PIN”) from FFOL for $8,175,000. In June 2008, Medan purchased an additional 3,050 shares of PIN’s capital stock directly from PIN for $2,500,000. Of the 3,050 shares, 2,550 were voting shares and 500 were non-voting shares. The total consideration paid by NutraCea for both purchases through Medan was $10,675,000. After the completion of these two transactions, NutraCea owned 51% and FFOL owned 49% of the capital stock of PIN. The Company investment agreement provides for 50% voting rights for NutraCea and FFOL. Accordingly, our interest is non-controlling and therefore our investment is accounted for under the equity method.

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

In March 2008, PAHL paid to the Company $5 million as a License Fee for an exclusive license and distribution rights for the production and sale of SRB and SRB derivative products in Southeast Asia. A principal shareholder of FFOL was also a principal shareholder of PAHL, and the Company’s receipt of payment for the License Fee was made at the same time the Company decided to make the First Purchase of the PIN shares. Based in part upon the related ownership of FFOL and PAHL, the timing of the payments, the sub-license of PAHL’s rights under the License to Grain Enhancement and the Company’s current determination of the value of the PIN shares, the Company now believes the First Purchase of the PIN shares and the payment of the License Fee should be viewed as a combined event with related parties, causing the Company to value the First Purchase of the PIN shares at $3.175 million instead of $8.175 million.

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

The Company’s share of the net loss of PIN for the nine months ended September 30, 2009 and 2008 was approximately $29,000 and $33,000, respectively.

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

Concurrently with the January 24, 2008 amendment, NutraCea agreed to issue to PAHL a new warrant (“Warrant”) for the purchase of 1,000,000 shares of NutraCea common stock at an exercise price of $2.50 per share, and PAHL agreed to cancel the existing warrant for the purchase of 1,500,000 shares at an exercise price of $5.25. The Warrant shall vest and become exercisable in full upon GE entering into one or more letters of intent with one or more rice millers to supply to GE an initial 4,000 tons of usable raw rice bran per year. The performance for the Warrant was completed on March 24, 2008 with a Letter of Intent between GE and Gentraco, Vietnam which was signed on March 26, 2008 for 10,000 tons of fresh rice bran. In this case the fair value of the equity instruments is more reliably measurable than the fair value of the goods or services received. The Company estimated the fair value of the Warrant at the respective date using the Black-Scholes-Merton option valuation model, based on the estimated market value of the underlying stock at the valuation measurement date, the contractual term of the Warrant, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying stock. The intrinsic value of the Warrant was estimated at $132,000 using the Black Scholes-Merton model. Pursuant to Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock ("EITF 00-19"), the Warrant issued to PAHL was recorded as a liability because the Warrant contains a provision where it is required to be settled for cash if certain events occur. The warrants do not contain any down-round or anti-dilutive features and expired on January 24, 2010.

Index

The Company accounts for its investment in GE under the equity method of accounting as we do not maintain control over GE. For the nine months ended September 30, 2009 and 2008, the Company’s share of GE’s net loss was $36,000 and $53,000, respectively. At September 30, 2009 the value of the Company’s investment was $1,056,000. In October 2009, NutraCea withdrew $950,000 in available cash from the joint venture to facilitate cash requirements.

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

Index

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

The investment in RRX is accounted for under the equity method of accounting. As of December 31, 2008 no capital contributions had been made. For the nine months ended September 30, 2009 and 2008, the Company’s share of RRX’s net loss was $0 and $0, respectively.

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

Note 12. Notes Payable and Long-Term Debt

The following table summarizes the Company’s current and long-term portions of notes payable and long-term debt:

	September 30, 2009	December 31, 2008
Current Portion
NutraCea
West Sacramento lease	$27,000	$24,000
Customer list purchase	307,000	581,000
Louisiana Rice Mill note	87,000	-
Wells Fargo - Real estate loan	3,249,000	5,000,000
NutraCea total current portion	3,670,000	5,605,000
Irgovel
Equipment financing	47,000	155,000
Special tax program	648,000	399,000
Irgoval total current portion	695,000	554,000
Total current portion	$4,365,000	$6,159,000

Long-term portion, net of current portion
NutraCea
West Sacramento lease	$31,000	$52,000
Louisiana Rice Mill note	207,000	-
Customer list purchase	1,272,000	1,280,000
NutraCea total notes payable	1,510,000	1,332,000
Irgoval
Equipment financing	24,000	92,000
Special tax program	4,487,000	3,293,000
Irgoval total notes payable	4,511,000	3,385,000
Total long-term portion, net of current portion	$6,021,000	$4,717,000

Total notes payable and long-term debt	$10,386,000	$10,876,000

Index

West Sacramento Lease Note

In October 2007 the Company executed a promissory note with the lessor of the West Sacramento warehouse. The value of the note was $105,000 at 8% interest payable monthly over four years for the build-out of tenant improvements.

Wells Fargo Credit Facility

In December 2008 the Company entered into a credit arrangement with Wells Fargo Bank, NA. (“Wells Fargo”) The credit arrangement consists of three separate credit facilities as follows:

●	A revolving line of credit $2,500,000 for working capital which bore interest at prime plus 2.5% and matured on November 30, 2011.

●	A real estate loan of $5,000,000 for general business purposes which bears interest at prime plus 3.0% and matured on December 31, 2018.

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

Index

The Forbearance Agreement increased the interest rates applicable to each credit facility to the default rates under the Credit Agreement, which is 3.0% above the applicable interest rate for each credit facility. In addition, the Forbearance Agreement amended the Agreement by (i) decreasing the maximum amount advanced under the line of credit to $1,500,000 from $2,500,000, (ii) terminating the term loan, and (iii) and terminating any obligations Wells Fargo had to make any further advances to NutraCea in connection with the real estate loan. Pursuant to the Forbearance Agreement, NutraCea agreed to deliver to Wells Fargo a first priority lien on certain real property located in Dillon, Montana. As a result of signing the forbearance agreement the Company's default was cured through January 31, 2010. The Company has classified the entire loan balance as a current liability as of September 30, 2009.

On November 10, 2009, NutraCea filed for a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona (the “Chapter 11 Case”). In connection with the Chapter 11 Case, the Company, Nutra Phoenix LLC and Wells Fargo entered into a Senior Secured Super-Priority Debtor-In-Possession Credit and Security Agreement (“DIP Credit Agreement”). The DIP Credit Agreement provided for (i) up to a $2.5 million revolving loan and letter of credit facility (the “Revolver Facility”), and (ii) up to a $4.25 million term loan (“Term Loan”) with both financing facilities subject to specific borrowing bases. The proceeds of the loans and other financial accommodations incurred under the DIP Credit Agreement were be used to satisfy the outstanding obligations under the Forbearance Agreement, pay certain transactional expenses and fees, and support the Company’s working capital needs.

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

On May 14, 2009, the Company amended the Customer List Purchase Agreement due to NutraCea’s failure to comply with the payment terms of the original agreement. The Customer List Purchase Agreement was amended to allow NutraCea to continue to take orders from the customers on the list. The payment schedule was amended to require the Company to pay $90,000 by June 1, 2009 and to have all cash receipts from customers on the list be deposited into a bank account controlled by the seller of the list. Any profits (amount in excess of the cost of goods sold) generated from the cash receipts will be applied towards the outstanding principal amount. The quarterly minimum amount required under this amendment is $90,000 beginning June 1, 2009. The Company is required to fund any shortfall to the minimum quarterly amount. The principal balance due as of September 30, 2009 and December 31, 2008 was $1,579,000 and $1,861,000, respectively.

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

The following table summarizes the Company’s required minimum payments of notes payable and long-term debt as of September 30, 2009:

Index

2009	$4,365,000
2010	1,116,001
2011	869,000
2012	822,000
2013	848,000
Thereafter	2,366,001
Total	$10,386,000

Note 13. Deferred Rent Incentive

In April 2007, the Company began leasing the office space at its old corporate headquarters in Phoenix, Arizona. As part of the lease arrangement, the landlord provided certain moving and rental incentives to the Company. The rental incentives provided funds which the Company used for leasehold improvements of the corporate office space. The Company classified these incentives as deferred rent incentives in its Condensed Consolidated Financial Statements and was amortizing such incentives over the life of the rental lease. Amortization expense was recorded as an offset against rent expense in the statement of operations. In December 2009, the Company rejected the lease agreement for its old corporate headquarters as part of under the Chapter 11 Reorganization. As a result, all of the associated deferred rent incentive liability was released into earnings against the loss on disposal of leasehold improvements.

Note 14. Other Non-Current Liabilities

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

Note 15. Litigation

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

W.D. Manor Mechanical Contractors, Inc. and Related Matters

On April 30, 2009, W.D. Manor Mechanical Contractors, Inc. (“W.D.”) filed a complaint against NutraPhoenix, LLC, the Company and other unrelated defendants in Superior Court of Arizona, Maricopa County (CV2009-013957) arising out of the construction of a facility in Phoenix, Arizona that was owned by NutraPhoenix, LLC and at which the Company was the tenant. Various other sub-contractors joined in the lawsuit and asserted lien claims. These claims have been accrued and expensed in our Condensed Consolidated Financial Statements as of September 30, 2009. With the sale of the Phoenix facility in September 2010, all claims held by W. D. Manor and the other subcontractors who joined in the lawsuit, totaling $699,000, were paid in full from the proceeds of the sale and the lawsuit was dismissed.

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

Note 16. Segment Information

The Company has two reportable segments; NutraCea, which manufactures and distributes ingredients primarily derived from SRB, and Irgovel, our rice-bran oil manufacturing subsidiary in Brazil. The table below presents segment information for the periods identified and provides a reconciliation of segment information to total consolidated information.

Index

	Three Months Ended September 30, 2009
	Corporate (1)	NutraCea	Irgovel	Consolidated
Net revenue	$-	$3,045,000	$5,215,000	$8,260,000
Cost of goods sold	-	2,224,000	4,254,000	6,478,000
Gross profit	-	821,000	961,000	1,782,000

Depreciation and amortization	571,000	305,000	278,000	1,154,000
Other operating expenses	2,488,000	11,483,000	926,000	14,897,000
Loss from operations	(3,059,000)	(10,967,000)	(243,000)	(14,269,000)

Interest expense	(160,000)	-	(133,000)	(293,000)
Other income/(expense)	(288,000)	-	144,000	(144,000)
Net loss before taxes	(3,507,000)	(10,967,000)	(232,000)	(14,706,000)

Income tax benefit	-	-	82,000	82,000
Noncontrolling interest	-	27,000	-	27,000
Net (loss) income to common shareholders	$(3,507,000)	$(10,940,000)	$(150,000)	$(14,597,000)

Long lived assets	$6,602,000	$17,976,000	$22,444,000	$47,022,000
Capital expenditures	$543,000	$456,000	$318,000	$1,317,000
Fixed assets held for sale		$10,642,000		$10,642,000

	Nine Months Ended September 30, 2009
	Corporate (1)	NutraCea	Irgovel	Consolidated
Net revenue	$-	$11,023,000	$14,031,000	$25,054,000
Cost of goods sold	-	8,358,000	11,981,000	20,339,000
Gross profit	-	2,665,000	2,050,000	4,715,000

Depreciation and amortization	1,709,000	1,075,000	729,000	3,513,000
Other operating expenses	9,129,000	15,082,000	2,334,000	26,545,000
Loss from operations	(10,838,000)	(13,492,000)	(1,013,000)	(25,343,000)

Interest expense	(1,243,000)	-	(458,000)	(1,701,000)
Other income/(expense)	1,155,000	-	318,000	1,473,000
Net loss before taxes	(10,926,000)	(13,492,000)	(1,153,000)	(25,571,000)

Income tax benefit	-	-	282,000	282,000
Noncontrolling interest	-	108,000	-	108,000
Net (loss) income to common shareholders	$(10,926,000)	$(13,384,000)	$(871,000)	$(25,181,000)

Long lived assets	$6,602,000	$17,976,000	$22,444,000	$47,022,000
Capital expenditures	$543,000	$456,000	$318,000	$1,317,000
Fixed assets held for sale		$10,642,000		$10,642,000

Index

	Three Months Ended September 30, 2008
	Corporate (1)	NutraCea	Irgovel	Consolidated
Net Revenue	$-	$3,844,000	$7,628,000	$11,472,000
Cost of Goods Sold	-	3,232,000	5,783,000	9,015,000
Gross Margin	-	612,000	1,845,000	2,457,000

Depreciation & Amortization	254,000	421,000	273,000	948,000
Other operating expenses	3,635,000	735,000	761,000	5,131,000
Gain/(Loss) from Operations	(3,889,000)	(544,000)	811,000	(3,622,000)

Interest Expense	(344,000)	-	41,000	(303,000)
Other Income/(Expense)	68,000	-	69,000	137,000
Net Income/(Loss) before taxes	(4,165,000)	(544,000)	921,000	(3,788,000)

Income tax expense	-	1,000	(223,000)	(222,000)
Non-controlling interest	-	-	-	-
Net (loss) income to common shareholders	$(4,165,000)	$(543,000)	$698,000	$(4,010,000)

Long Lived Assets	$2,673,000	$58,770,000	$20,742,000	$82,185,000
Capital Expenditures	$2,433,000	$19,528,000	$314,000	$22,275,000

	Nine Months Ended September 30, 2008
	Corporate (1)	NutraCea	Irgovel	Consolidated
Net Revenue	$-	$12,078,000	$16,244,000	$28,322,000
Cost of Goods Sold	-	10,532,000	11,490,000	22,022,000
Gross Margin	-	1,546,000	4,754,000	6,300,000

Depreciation & Amortization	741,000	1,110,000	273,000	2,124,000
Other operating expenses	12,971,000	4,359,000	2,385,000	19,715,000
Gain/(Loss) from Operations	(13,712,000)	(3,923,000)	2,096,000	(15,539,000)

Interest Expense	(107,000)	-	(341,000)	(448,000)
Other Income/(Expense)	332,000	-	(90,000)	242,000
Net Income/(Loss) before taxes	(13,487,000)	(3,923,000)	1,665,000	(15,745,000)

Income tax expense	-	(35,000)	(505,000)	(540,000)
Non-controlling interest	-	70,000	-	70,000
Net (loss) income to common shareholders	$(13,487,000)	$(3,888,000)	$1,160,000	$(16,215,000)

Long Lived Assets	$2,673,000	$58,770,000	$20,742,000	$82,185,000
Capital Expenditures	$2,433,000	$19,528,000	$314,000	$22,275,000

(1) Includes corporate general and administrative expenses, litigation settlements, amortization of intangible assets, and other expenses not directly attributable to segments.

The following table presents net revenues and property, plant and equipment by geographic area:

Index

	Three Months Ended September 30,
	2009	2008
Net revenue from customers:
United States	$2,611,000	$4,333,000
Brazil	4,932,000	7,005,000
Other International	717,000	134,000
	$8,260,000	$11,472,000

Property, plant and equipment, net
United States	$21,344,000	$30,842,000
Brazil	13,499,000	7,905,000
	$34,843,000	$38,747,000

	Nine Months Ended September 30,
	2009	2008
Net revenue from customers:
United States	$9,108,000	$11,980,000
Brazil	13,432,000	14,524,000
Other International	2,514,000	1,818,000
	$25,054,000	$28,322,000

Property, plant and equipment, net
United States	$21,344,000	$30,842,000
Brazil	13,499,000	7,905,000
	$34,843,000	$38,747,000

Note 17. Warrants

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

In July 2009, under the employment agreement with the Company’s current Chief Executive Officer, he was granted options at an exercise price which triggered issuance of additional anti-dilutive warrants. As a result the Company issued 6,967,000 additional warrants at a weighted average exercise price of $0.60 to existing holders.

Warrant liability was $1,608,000 as of September 30, 2009 resulting in warrant liability income of $2,305,000 or earnings per share of $0.01, included in other income for the period ended September 30, 2009.

Series D Warrants

The Company issued 4,545,000 Series D warrants under an effective registration statement in October 2008. The warrants were silent as to any penalties should the Company be unable to maintain the effectiveness of the registration and accordingly, the warrants should have been recorded as a liability as of their issuance date and December 31, 2008. The Company had not previously accounted for these warrants as separate instruments. The Company recorded the fair value of its 4,545,000 Series D warrants totaling $1,156,000 as warrant liability and the corresponding expense as of January 1, 2009. In May 2009 the Series D Warrants were exchanged for the same number of Series E Warrants. The fair value related to the Series E Warrants was $808,000 as of September 30, 2009. The Series D Warrants and Series E Warrants were valued using the Lattice Model. The net warrant liability expense associated with the Series D Warrants and the Series E warrants is $808,000 for the period ended September 30, 2009, namely the $1,156,000 of initial expense recorded on January 1, 2009 offset by income of $348,000 representing the change in the warrant liability value from January 1, 2009 to September 31, 2009. The Company’s management determined that recording the $1,156,000 warrant expense in the first quarter of 2009 instead of recording that expense in the fourth quarter of 2008 does not materially misstate the financial statements of any periods affected.

Exchange of Series D Warrants for Series E Warrants in May 2009, resulted in a triggering event that required issuance of additional anti-dilutive warrants. The Company issued 2,566,000 of additional warrants at a weighted average exercise price of $1.82 to the existing holders.

Index

The following table is a summary of activity for warrants subject to liability treatment:
	Outstanding Warrants	Weighted Average Exercise Price
January 1, 2009
Series D warrants	4,545,000	$0.55
Adoption of ASC 815-40-15 anti-dilutive warrants	28,723,000	$1.77

Exchange of Warrants:
Series D warrants Cancelled	(4,545,000)	$0.55
Series E warrants issued	4,545,000	$0.30

Additional warrants issued in connection with anti-dilutive warrant triggering events	9,533,000	$0.93

Total anti dilutive and Series E warrants outstanding at September 30, 2009	42,801,000	$1.24

The Lattice Model requires management to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants. As of January 1, 2009, management estimated two future equity instruments issuances and assessed probability between 10%-50%. As of September 30, 2009, management estimated one future equity instrument issuance and assessed a probability of 10%. Additional assumptions that were used to calculate fair value are as follows.

	January 1, 2009	September 30, 2009

Risk-free interest rate	0.66% - 1.50%	0.40% - 2.20%
Expected volatility	93%	109%
Expected life (years)	1.75 - 4.80	1.01 - 4.75
Annual dividend yield	$0	$0

Other Warrants

The Company has issued to investors certain warrants that do not contain anti-dilutive features and hence, qualify as equity warrants. The Company valued these warrants using the Black-Scholes-Merton model upon issuance. As of September 30, 2009, there were 1,546,000 of other warrants outstanding and exercisable with a weighted average exercise price of $1.86 and expected life of 1.33 years.

Index

Note 18. Fair Value Measurement

As defined in ASC No. 820, Fair Value Measurements (“ASC 820”), fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Certain assets and liabilities are presented on the Company’s financial statements at fair value. Assets and liabilities measured at fair value on a recurring basis on the Company’s balance sheet include warrant liabilities. Assets and liabilities measured at fair value on a non-recurring basis include held-for-sale fixed assets and intangibles.

The Company assesses the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:

•	Level 1 – inputs include quoted prices for identical instruments and are the most observable.

•	Level 2 – inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves.

•	Level 3 - inputs are not observable in the market and include management's judgments about the assumptions market participants would use in pricing the asset or liability.

For instruments measured using Level 3 inputs, a reconciliation of the beginning and ending balances is disclosed.

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table summarizes the fair values by input hierarchy of items measured at fair value on a recurring basis on our balance sheet as of September 30:

	2009				2008
	Level 1	Level 2	Level 3	Total	Total

Warrant liabilities (1)	$-	$-	$2,416,000	$2,416,000	$-

Total liabilities at fair value	$-	$-	$2,416,000	$2,416,000	$-

(1)
Represents fair value of warrant liabilities established as a result of adoption of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”). Fair value of the warrant liabilities was determined using the Lattice Model. Refer to Note 17 to the Condensed Consolidated Financial Statements included herein.

Reconciliation of Changes in Level 3 Balances

The following table summarizes the changes in level 3 items measured at fair value on a recurring basis on the Company’s balance sheet for the nine period ended September 30:

Index

	2009
	Adoption of ASC 815-40-15 as of January 1, 2009	Total Realized/ Unrealized (Gains)/ Losses (1)	Record Series D Warrants at fair value as of January 1, 2009 (see Note 17)(1)	Issuance of new Warrants (1)	Net Transfers Into/(Out of) Level 3	Fair value at September 31, 2009	Change in Unrealized (Gains)/Losses on Instruments Still Held

Warrant liabilities	$3,913,000	(3,333,000)	$1,156,000	$680,000	$-	$2,416,000	$(3,333,000)

Total Level 3 fair value	$3,913,000	(3,333,000)	$1,156,000	$680,000	$-	$2,416,000	$(3,333,000)

(1)	Included in "Warranty Liability Income" in the Company's Condensed Consolidated Statements of Operations.

Input Hierarchy of Items Measured at Fair Value on a Non-Recurring Basis

The following table summarizes the fair values by input hierarchy of items measured at fair value on our balance sheet on a non-recurring basis as of September 30:

	2009
	Level 1	Level 2	Level 3	Total

Held-for-sale fixed assets (1)	$-	$-	$10,642,000	$10,642,000
Held-for-sale intangibles (2)	-	-	750,000	750,000
Lake Charles building (3)	-	-	1,251,000	1,251,000
Lake Charles equipment (4)			583,000	583,000
Total assets at fair value	$-	$-	$13,226,000	$13,226,000

(1)
Represents land, building, equipment and construction in progress at our Dillon, Montana and Phoenix, Arizona facilities. The fair value was measured based on third party appraisals, offers from potential buyers and subsequent sale of the assets. Refer to Note 6 to the Consolidated Financial Statements included herein.

(2)
Represents Equine Trademarks held for sale as of December 31, 2009. The fair value was determined based on the offers received from potential buyers. The Equine Trademarks were sold to an existing customer of our equine products in April 2010. Refer to Note 7 to the Consolidated Financial Statements included herein.

(3)
The Company recorded an impairment of $2,300,000 during the third quarter of 2009. The fair value of the building was based on a written offer made to FRM and a third party appraisal. Refer to Note 6 to the Consolidated Financial Statements included herein.

(4)
Represents oil pressing equipment at our Lake Charles, Louisiana held for sale as of September 31, 2009. The fair value was measured based on management’s intention to contribute the equipment at cost to the Grain Enhancement joint venture in Indonesia.

Index

Note 19. Restatement

The Company restated its Consolidated Financial Statements for the years ended December 31, 2006 and 2007 and quarterly information for the first three quarterly periods of fiscal 2008 to correct errors of the type identified in the course of an Audit Committee-led accounting review and other accounting errors identified by the Company in the course of the restatement process and more fully described in the Company’s Annual Report on form 10-K for the year ended December 31, 2008.

The following describes the transactions that resulted in the restatements. The Company’s Condensed Consolidated Financial Statements as of September 30, 2008 have been restated to reflect the corrections.

•
The Company recognized revenue in the second quarter of 2007 on a $2.6 million sale of its Dr. Vetz PetFlex brand product with respect to which the applicable criteria for revenue recognition were not met. Based upon the facts discovered during the Audit Committee investigation, the Company has now concluded that a $1.0 million deposit received by the Company in that transaction was provided to the purchaser through a loan from a person who at the time was a consultant to and a former officer of NutraCea, and that the evidence originally relied upon to determine and support the purchaser’s ability to pay the remaining $1.6 million receivable balance was subsequently determined to be inaccurate. The Company reversed this sale which resulted in a reduction of revenue of $2.6 million, a reduction of cost of goods sold of $0.6 million, and a reduction of net income of $2.0 million. The deposit is recorded as a other non-current liability in the Condensed Consolidated Financial Statements as of September 30, 2009 and 2008. This liability will be extinguished upon the resolution of certain legal matters.

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

The following presents the restated Condensed Consolidated Financial Statements as of and for the period ended September 30, 2008:

Index

Condensed Consolidated Balance Sheet
(Unaudited)

	As of September 30, 2008
	As Previously
	Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$8,702,000	$12,000	$8,714,000
Restricted cash	2,363,000	-	2,363,000
Trade accounts receivables, net of allowance for doubtful accounts of $3,177,000	2,992,000	-	2,992,000
Inventories	4,945,000	36,000	4,981,000
Notes receivable, current portion, net of allowance for doubtful notes receivable of $543,000	921,000	-	921,000
Deposits and other current assets	3,248,000	492,000	3,740,000

Total current assets	23,171,000	540,000	23,711,000

Restricted cash	1,344,000	-	1,344,000
Property, plant and equipment, net	46,652,000	801,000	47,453,000
Equity method investment	11,751,000	(5,000,000)	6,751,000
Intangible assets, net	5,139,000	-	5,139,000
Goodwill	52,668,000	333,000	53,001,000
Other non-current assets	124,000	-	124,000
Total assets	$140,849,000	$(3,326,000)	$137,523,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,126,000	$311,000	$15,437,000
Deferred rent incentive - current portion	-	168,000	168,000
Notes payable, current portion	710,000	147,000	857,000
Deferred revenue	-	105,000	105,000

Total current liabilities	15,836,000	731,000	16,567,000

Long-term liabilities:
Deferred rent incentive - net of current portion	-	1,176,000	1,176,000
Notes payable, net of current portion	4,379,000	(47,000)	4,332,000
Other non-current liabilities	-	999,000	999,000
Total liabilities	20,215,000	2,859,000	23,074,000

Shareholders' equity:
Common stock, no par value, 350,000,000 shares authorized, 167,994,000 shares issued and outstanding	199,185,000	-	199,185,000
Investment from Parent
Accumulated deficit	(78,594,000)	(6,185,000)	(84,779,000)
Accumulated other comprehensive income	43,000	-	43,000

Total shareholders’ equity	120,634,000	(6,185,000)	114,449,000
Total liabilities and shareholders’ equity	$140,849,000	$(3,326,000)	$137,523,000

Index

Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30, 2008
	As Previously
	Reported	Adjustments	As Restated
Revenues
Net product revenue	$11,201,000	$271,000	$11,472,000

Total revenue	11,201,000	271,000	11,472,000

Cost of goods sold	8,704,000	311,000	9,015,000

Gross profit	2,497,000	(40,000)	2,457,000

Operating expenses
Selling, general and administrative	6,484,000	(966,000)	5,518,000
Research and development	266,000	-	266,000
Bad debt expense	-	231,000	231,000
Professional fees	303,000	(11,000)	292,000
Gain, net of losses, on retirement of assets	(211,000)	(17,000)	(228,000)
Total operating expenses	6,842,000	(763,000)	6,079,000

Loss from operations	(4,345,000)	723,000	(3,622,000)

Other income (expense)
Interest income	176,000	-	176,000
Interest expense	(107,000)	(196,000)	(303,000)
Loss on equity method investments	(35,000)	14,000	(21,000)
Other expense	-	(18,000)	(18,000)

Total loss before income taxes and minority interests	(4,311,000)	523,000	(3,788,000)

Income tax expense	(222,000)	-	(222,000)

Net loss available to common shareholders	$(4,533,000)	$523,000	$(4,010,000)

Net loss earnings per share
Basic	$(0.03)	$0.00	$(0.02)
Diluted	$(0.03)	$0.00	$(0.02)

Weighted average number of shares outstanding
Basic	167,866,000	167,866,000	167,866,000
Diluted	167,866,000	167,866,000	167,866,000

Index

Condensed Consolidated Statement of Operations
(Unaudited)

	Nine Months Ended September 30, 2008

	As Previously
	Reported	Adjustments	As Restated
Revenues
Net product revenue	$26,483,000	$1,839,000	$28,322,000

Total revenue	26,483,000	1,839,000	28,322,000

Cost of goods sold	20,775,000	1,247,000	22,022,000

Gross profit	5,708,000	592,000	6,300,000

Operating expenses
Selling, general and administrative	17,534,000	(532,000)	17,002,000
Research and development	1,268,000	-	1,268,000
Bad debt expense	-	413,000	413,000
Professional fees	3,385,000	(332,000)	3,053,000
Loss, net of gains, on retirement of assets	462,000	(359,000)	103,000
Total operating expenses	22,649,000	(810,000)	21,839,000

Loss from operations	(16,941,000)	1,402,000	(15,539,000)

Other income (expense)
Interest income	597,000	119,000	716,000
Interest expense	(448,000)	-	(448,000)
Loss on equity method investments	(115,000)	-	(115,000)
Other income (expense)	-	(359,000)	(359,000)

Total loss before income taxes and minority interests	(16,907,000)	1,162,000	(15,745,000)

Income tax expense	(541,000)	1,000	(540,000)
Minority interests	70,000	-	70,000
Net loss available to common shareholders	$(17,378,000)	$1,163,000	$(16,215,000)

Net loss earnings per share
Basic	$(0.12)	$0.01	$(0.11)
Diluted	$(0.12)	$0.01	$(0.11)

Weighted average number of shares outstanding
Basic	147,947,000	147,947,000	147,947,000
Diluted	147,947,000	147,947,000	147,947,000

Index
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2008
	As Previously
	Reported	Adjustments	As Restated
Cash flow from operating activities:
Net loss	$(17,378,000)	$1,093,000	$(16,285,000)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,870,000	69,000	2,939,000
Provision for doubtful accounts and notes	633,000	(62,000)	571,000
Stock-based compensation	1,956,000	-	1,956,000
Loss on equity investments	115,000	-	115,000
Loss on sale of assets	331,000	-	331,000

Changes in operating assets and liabilities:
Trade accounts receivable	121,000	134,000	255,000
Inventories	(2,695,000)	55,000	(2,640,000)
Other current assets	(282,000)	79,000	(203,000)
Accounts payable and accrued expenses	5,730,000	1,204,000	6,934,000
Deferred rent incentive	-	(126,000)	(126,000)
Deferred revenue	(89,000)	(1,815,000)	(1,904,000)

Net cash used in operating activies	(8,688,000)	631,000	(8,057,000)

Cash flows from investing activities:
Issuance of notes receivable	(294,000)	-	(294,000)
Proceeds of payments from notes receivable	7,025,000	(5,000,000)	2,025,000
Purchases of property and equipment	(21,989,000)	(286,000)	(22,275,000)
Investment in Irgovel, net of cash acquired	(14,971,000)	-	(14,971,000)
Investment in PIN	(10,675,000)	5,000,000	(5,675,000)
Restricted cash	(1,158,000)	-	(1,158,000)
Purchases of other assets, intangibles and goodwill	(40,000)	(333,000)	(373,000)

Net cash used in investing activities	(42,102,000)	(619,000)	(42,721,000)

Cash flows from financing activities:
Proceeds from equity financing, net of expenses	18,775,000	-	18,775,000
Principal proceeds on notes payable, net of discount	(1,076,000)	100,000	(976,000)
Registration costs	(104,000)	-	(104,000)
Proceeds from exercise of common stock options and warrants	745,000	-	745,000

Net cash provided by financing activities	18,340,000	100,000	18,440,000

Effect of exchange rate changes on cash and cash equivalents	(146,000)	-	(146,000)

Net decrease in cash	(32,596,000)	112,000	(32,484,000)

Cash, beginning of period (Restated)	41,198,000	-	41,198,000
Cash, end of period	$8,602,000	$112,000	$8,714,000

Index

Note 20. Subsequent Events

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

Index

The amendment increases Mr. Short’s base salary on the Company’s plan of re-organization effective date November 30, 2010 (Plan Effective Date) to $375,000 from $350,000. In addition, NutraCea agreed to pay Mr. Short, within ten days of the Plan Effective Date, (i) an initial bonus of $100,000 (as previously provided for in the initial employment agreement), and (ii) a bonus in an amount up to $300,000 subject, among other things, to certain restrictions imposed by the Amended Plan.

On July 7, 2010, NutraCea granted Mr. Short an option to purchase 5,000,000 shares of NutraCea’s common stock at an exercise price of $0.20 per share. On July 7, 2010, 1,000,000 options vested and 1,000,000 options also vested on the Plan Effective Date. The remaining 3,000,000 options vest over a 48 month period commencing on the Plan Effective Date.

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

On July 7, 2010, NutraCea granted Mr. Gingras an option to purchase 4,500,000 shares of Common Stock at an exercise price of $0.20 per share. On July 7, 2010, 900,000 options vested and 900,000 options also vested on the Plan Effective Date. The remaining 2,700,000 options vest over a 48 month period commencing on the Plan Effective Date.

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

Mr. Belt was granted employee stock options to purchase 2,500,000 shares of common stock at a price of $0.20 per option. Such option shall vest as follows: (i) 500,000 options vested on June 15, 2010, (ii) 500,000 options vested upon Plan Effective Date, and (iii) 31,250 shares shall vest over a 48 months period commencing the Plan Effective Date,

Other

In November 2009, the U.S. Bankruptcy Court for the District of Arizona approved a motion filed by the Company to reject its then current headquarter lease and to enter into a new less expensive headquarters lease. The Company relocated its headquarters in December 2009. As a result in December 2009, the Company recorded a $4,039,000 loss on disposal of the leasehold improvements and furniture and fixtures associated with the old corporate office. The loss on disposal was partially off-set by i) a $1,064,000 tenant improvement and moving allowance deferred credit related to the prior lease and ii) $179,000 of net proceeds from an auction of the furniture and fixtures. Since the old corporate lease was rejected under the bankruptcy procedures, the resulting charge has been included within the Reorganization Items in the statements of operation. In addition, approximately $220,000 of non-cash charge was recorded related to furniture and fixture relocated to the new corporate office.

Index

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

Index

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

In February 2008, we acquired 100% ownership of Industria Riograndens De Oleos Vegetais Ltda. (“Irgovel”), a limited liability company organized under the laws of the Federative Republic of Brazil, which operates a rice-bran oil manufacturing facility in Pelotas, Brazil (see Note 10 to the Consolidated Financial Statements included herein). Concurrent with that acquisition we began reporting in two business segments; the NutraCea segment which manufactures and distributes ingredients primarily derived from SRB and the Irgovel segment which manufactures rice-bran oil and fatted and defatted SRB products in Pelotas, Brazil (see Note 10 to the Condensed Consolidated Financial Statements included herein).

Index

Our NutraCea segment is primarily engaged in the manufacturing of SRB at four locations in California and Louisiana (a fifth location in Texas was closed in May 2009) for various consumptive uses. In addition, we have the capability to custom manufacture various grain based products for human food ingredient companies at our facility in Dillon, Montana. Our Phoenix, Arizona facility, which became operational in February 2009, was not brought into full production and was sold in 2010. We have specialized processing equipment and techniques for the treatment of rice grain products to cook, convert, isolate, dry and package finished food ingredients used in the formulation of health food and consumer food finished products. NutraCea RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction, is produced at our Dillon, Montana facility along with RiFiber, a fiber rich derivative and RiBalance, a complete rice bran nutritional package. NutraCea believes that these manufacturing capabilities are unique among grain processors, with custom processing capabilities suited to numerous food applications. In May 2008, NutraCea was granted USDA/FSIS approval to use SRB as an enhancer into meat products such as meat and poultry sausages that contain binders, nugget-shaped patties, meatballs, meatloaf, and meat and poultry patties. Sales of human food products were approximately 51.8% of total sales in the NutraCea segment in 2009, while the balance of 48.2% of sales made were of animal food products. Our manufacturing assets which consist of equipment and building at our Dillon, Montana facility are available for sale as of December 31, 2009.

Our Irgovel segment manufactures rice-bran oil (“RBO”) and fatted and defatted rice bran (“DRB”) products for both the human and animal food markets in Brazil and internationally. Irgovel owns the largest rice bran processing facility in South America and is the only Brazilian company to produce oil from rice for human consumption. The extraction of oil from rice bran produces crude RBO and with further refining results in human edible RBO. After extraction, the resulting DRB can be sold into either the human or animal nutrition food channels. Sales of human food products were approximately 21.4% of total sales in 2009, industrial oils were approximately 40.2% of sales, and the remaining 38.4% of sales was of animal food products. On December 29, 2010 Nutra SA LLC, NutraCea’s wholly owned subsidiary sold approximately 35.6% of its ownership of Irgovel to AF Bran Holdings-NL LLC and AF Bran Holding LLC (see Note 10 to the Condensed Consolidated Financial Statements).

We believe deteriorating economic conditions and heightened turmoil in the financial markets have adversely impacted discretionary consumer spending, including spending on health products. The extent to which these conditions will persist and the overall impact they will have on future consumer spending is unclear. The following is a discussion of the consolidated financial condition of our results of operations for the three months and nine months ended September 30, 2009 and 2008.

Results of Operations

THREE MONTHS ENDED September 30, 2009 AND 2008

For the three months ended September 30, 2009, the Company’s net loss was ($14,597,000), or ($.08) per share, compared to ($4,010,000) or ($.02) per share, in the same period of 2008, a significantly increased loss of $10,587,000. The change is attributable to a charge for impairment of assets totaling $10,339,000 in the third quarter of 2009 associated with our: (i) Phoenix building and equipment, (ii) Lake Charles facility and (iii) certain equine product related trademarks.

Our consolidated net revenues for the three months ended September 30, 2009 of $8,260,000 decreased $3,212,000 from the $11,472,000 recorded in the same period last year. Revenues generated by the NutraCea segment declined overall by $799,000 (21%) and the Irgovel segment decreased $2,413,000 (32%). NutraCea segment revenue for the 2009 quarter was negatively impacted by reduced revenues of $825,000 associated with the deconsolidation of VLI. Revenue from the Irgovel segment was negatively impacted by an overall decline in pricing levels throughout 2009. Worldwide food prices in 2008 were experiencing a significant run up and were impacting prices throughout the food industry.

Index

Gross profit in the three months ended September 30, 2009 was $1,782,000 (22%) compared to $2,457,000 (21%) in 2008, a decrease of $675,000. The NutraCea segment contributed $821,000 (27%) to gross profit and the Irgovel segment contributed $961,000 (18%). The NutraCea segment experienced improvement in gross profit, 27% compared to 16% due to multiple factors. In July 2009, due to low utilization of plant capacity, the Mermentau and Lake Charles facilities were temporarily idled resulting in better overall efficiency at remaining facilities. The full impact of operating personnel layoffs in May 2009 also contributed to lower NutraCea segment cost of sales. Additionally in 2008, historically high raw bran prices resulted in higher 2008 costs as compared to 2009. As noted above, the Irgovel segment experienced a significant decline in prices during 2009. Combined with a shift to lower margin products and higher raw bran costs, these factors resulted in gross profit decreasing by $884,000, a decline in gross profit percentage from 24% to 18%. The following table illustrates the contribution by each of our segments during the three months ended:

	For Thee Months
	September 30, 2009						September 30, 2008
	Consolidated	%	NutraCea	%	Irgovel	%	Consolidated	%	NutraCea	%	Irgovel	%
Net product sales	$8,243,000		$3,028,000		$5,215,000		$11,464,000		$3,836,000		$7,628,000
Royalty and licensing	17,000		17,000				8,000		8,000
Total revenues	8,260,000	100	3,045,000	100	5,215,000	100	11,472,000	100	3,844,000	100	7,628,000	100

Cost of sales	6,478,000	78	2,224,000	73	4,254,000	82	9,015,000	79	3,232,000	84	5,783,000	76
Gross profit	$1,782,000	22	$821,000	27	$961,000	18	$2,457,000	21	$612,000	16	$1,845,000	24

Sales, General and Administrative (“SG&A”) expenses were $5,102,000 and $5,749,000 for the three months ended September 30, 2009 and 2008, respectively, a decrease of $647,000 (11%). The changes in components making up SG&A expense are detailed in the following schedule:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Increase (Decrease)
Payroll and Benefits	$1,516,000	$2,472,000	$(956,000)
Sales & Marketing	163,000	362,000	(199,000)
Operations	219,000	350,000	(131,000)
Depreciation and Amortization	876,000	675,000	201,000
Stock Option and Warrant Expense	206,000	466,000	(260,000)
Other SG&A	992,000	242,000	750,000
Total NutraCea Segment SG&A	3,972,000	4,567,000	(595,000)
Irgovel SG&A	1,130,000	1,182,000	(52,000)
Total Consolidated SG&A	$5,102,000	$5,749,000	$(647,000)

The decline in SG&A is primarily due to decreased expenses in the NutraCea segment, a direct result of layoffs of corporate personnel that occurred in May and July of 2009 and the reduction in sales and marketing expenses associated with fewer salesmen. The NutraCea segment also experienced lower Stock Option and Warrant Expense. However, it was offset by higher depreciation associated with the Phoenix and Lake Charles facilities that were idle throughout the 2009 quarter. SG&A at the Irgovel segment was relatively flat. Other expense in the third quarter of 2008 included income of $943,000 associated with the restatement of VLI.

Index

Research and Development (“R&D”) expenses were $167,000 and $266,000 for the three months ended September 30, 2009 and 2008, respectively, a decrease of $99,000. R&D activities were curtailed in 2009 due to cash constraints and a reduction in scientific staff.

In the three months ended September 30, 2009, the NutraCea segment recorded charges for impairment of two idle plant facilities and one intangible asset. The net carrying value for idle Phoenix building and equipment was written down by $6,512,000 and the idle Lake Charles facility by $2,333,000. Trademarks associated with certain equine products were written down by $1,494,000.

Professional fees were $457,000 and $292,000 for the three months ended September 30, 2009 and 2008, respectively, a increase of $165,000. Professional fees are expenses associated with consultants, accounting and auditing services, SOX 404 compliance, and outside legal counsel. Legal fees were higher in the 2009 quarter due to the ongoing SEC investigation and financial restatement efforts.

The loss from other income (expense), net, increased from ($166,000) for the three months ended September 30, 2008 to a loss of ($437,000) for 2009, an increase of $271,000. The increase is due to minor changes in the individual components of other income and expense as shown below:

	For Three Months
	September 30, 2009			September 30, 2008
	Consolidated	NutraCea	Irgovel	Consolidated	NutraCea	Irgovel
Interest income	$119,000	$36,000	$83,000	$176,000	$188,000	$(12,000)
Interest expense	(293,000)	(161,000)	(132,000)	(303,000)	(344,000)	41,000
Loss from equity investments	(151,000)	(151,000)	-	(21,000)	(21,000)	-
Gain/(loss) on foreign exchange	62,000	-	62,000	-	-	-
Warrant liability expense	(74,000)	(74,000)	-	-	-	-
Other income (expense)	(100,000)	(99,000)	(1,000)	(18,000)	(27,000)	9,000
Total other (expenses) income	$(437,000)	$(449,000)	$12,000	$(166,000)	$(204,000)	$38,000

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

For the nine months ended September 30, 2009, the Company’s net loss was ($25,181,000), or ($.14) per share, compared to ($16,215,000) or ($.11) per share, in the same period of 2008, an increased loss of $8,966,000. The increased loss for the period is primarily the result of impairing assets in the third quarter of 2009 as discussed above. If the impairment charges are added back the net loss would have been $14,842,000 which would have been an improvement of $1,373,000 (8%) over the nine months ended September 30, 2008.

Our consolidated net revenues for the nine months ended September 30, 2009 of $25,054,000 decreased $3,268,000 from the $28,322,000 recorded in the same period for 2008. NutraCea segment revenues decreased by $1,055,000 (9%). Irgovel segment revenues declined $2,213,000 (14%). NutraCea segment revenues in 2009 were impacted by the loss of a private label customer resulting in lost revenue of $357,000 and the lost revenue of $2,310,000 associated with the deconsolidation of VTL in the fourth quarter of 2008. The decreases in the NutraCea segment were offset by the continuing growth of remaining business. For the Irgovel segment, the 2008 period only comprises the period beginning with the February 19, 2008 acquisition date.

Index

Gross profit for the nine months ended September 30, 2009 was $4,715,000 (19%) compared to $6,300,000 (22%) a decrease of $1,585,000 compared to the same period last year. The NutraCea segment contributed $2,665,000 (24%) to gross profit and the Irgovel segment contributed $2,050,000 (15%). The NutraCea segment experienced significant improvement in margin percentage in 2009 when compared to 2008 due to the high cost of sales incurred in 2008 attributed to historically high raw bran prices and the phasing out of high margin products. During the three months ended March 31, 2008 we recorded a charge to cost of good of $515,000 on our NutraCea segment relating to a credit to a customer to reimburse them for products purchased by them during 2007 ultimately determined by the customer to not meet their specifications. Irgovel segment margins were negatively impacted by declining price levels, an unfavorable shift in sales mix, higher raw bran costs and significantly increased plant maintenance costs. The following table illustrates the contribution by each of our segments during the nine months ended:

	For Nine Months
	September 30, 2009						September 30, 2008
	Consolidated	%	NutraCea	%	Irgovel	%	Consolidated	%	NutraCea	%	Irgovel	%
Net product sales	$25,015,000		$10,984,000		$14,031,000		$28,283,000		12,039,000		16,244,000
Royalty and licensing	39,000		39,000				39,000		39,000
Total revenues	25,054,000	100	11,023,000	100	14,031,000	100	28,322,000	100	12,078,000	100	16,244,000	100

Cost of sales	20,339,000	81	8,358,000	76	11,981,000	85	22,022,000	78	10,532,000	87	11,490,000	71
Gross profit	$4,715,000	19	$2,665,000	24	$2,050,000	15	$6,300,000	22	$1,546,000	13	$4,754,000	29

Sales, General and Administrative (“SG&A”) expenses were $16,194,000 and $17,002,000 in the nine months ended September 30, 2009 and 2008, respectively, a decrease of $808,000 (5%). The changes to components making up SG&A expense are detailed in the following schedule:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Increase (Decrease)
Payroll and Benefits	$5,622,000	$5,874,000	$(252,000)
Sales & Marketing	553,000	835,000	(282,000)
Operations	670,000	869,000	(199,000)
Depreciation and Amortization	2,784,000	1,430,000	1,354,000
Stock Option and Warrant Expense	398,000	2,286,000	(1,888,000)
Other SG&A	3,332,000	2,655,000	677,000
Total NutraCea Segment SG&A	13,359,000	13,949,000	(590,000)
Irgovel SG&A	2,835,000	3,053,000	(218,000)
Total Consolidated SG&A	$16,194,000	$17,002,000	$(808,000)

The decline in SG&A is primarily a combination of: (i) reduced payroll and benefits and sales and marketing expenses associated with the May and July 2009 reductions in force, (ii) reduced stock option and warrant expense, (iii) increased depreciation expense associated with the idle Phoenix and Lake Charles facilities. The Irgovel segment experienced a favorable reduction of expense associated with the efforts to streamline management and rationalize overhead in the periods after June 30, 2008.

Index

Research and Development (“R&D”) expenses were $841,000 and $1,268,000 for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $427,000. R&D activities were significantly curtailed in 2009 due to cash constraints and a reduction in scientific staff.

In the nine months ended September 30, 2009, the NutraCea segment recorded charges for impairment of two idle plant facilities and one intangible asset. All impairment was recorded in the third quarter. The net carrying value for idle Phoenix building and equipment was written down by $6,512,000 and the idle Lake Charles facility by $2,333,000. Trademarks associated with certain equine products were written down by $1,494,000.

In the nine months ended September 30, 2009 our bad debt expense was $(66,000) compared to $413,000 in the nine months ended September 30, 2008. A significant portion of bad debt expense in 2008 was related to VLI and customers we no longer do business with or product lines we no longer sell.

Professional fees were $2,408,000 and $3,053,000 for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $645,000. Professional fees are expenses associated with consultants, accounting and auditing services, SOX 404 compliance, and outside legal counsel. This decrease in primary due to fees related to a $500,000 accrual booked in 2008 for a brokers fee related to Medan. The remaining decrease is consulting fees related to the purchase of Irgovel and SOX 404 compliance incurred in 2008.

The loss from other income (expense), net, increased from $(206,000) for the nine months ended September 30, 2008 to a loss of ($228,000) for 2009, an increase of $22,000. The increase is due primarily to adoption of SFAS No. 161 (“ASC 815”) in January 2009. The result of adopting ASC 815 resulted in warrants to purchase 42,800,942 shares of our common stock (previously treated as equity pursuant to the derivative treatment exemption) not being afforded equity treatment. Effective January 1, 2009, we reclassified the fair value of these common stock warrants from equity to liability status. This created an initial liability of $3,913,000 upon adoption. Combined with Series D warrant liability, the total liability at the beginning of the year was $5,069,000. As of September 30, 2009, the liability had decreased to $2,416,000 due to a combination of new warrants being issued, a conversion of Series D warrants to Series E warrants and a decline in the value of existing warrants. The warrant liability income of $2,653,000 was offset by $1,156,000 of expense associated with the initial recording of Series D warrants in January 2009. Interest expense for the NutraCea segment increased by $1,136,000 due to the Wells Fargo Bank loan that did not exist in 2008. Specific changes to other income and expense components are as follows:

	For Nine Months
	September 30, 2009			September 30, 2008
	Consolidated	NutraCea	Irgovel	Consolidated	NutraCea	Irgovel
Interest income	$376,000	$44,000	$332,000	$716,000	$645,000	$71,000
Interest expense	(1,701,000)	(1,243,000)	(458,000)	(448,000)	(107,000)	(341,000)
Loss from equity investments	(203,000)	(203,000)	-	(115,000)	(115,000)	-
Gain/(loss) on foreign exchange	(91,000)	(72,000)	(19,000)	-	-	-
Warrant liability income	1,497,000	1,497,000	-	-	-	-
Other income (expense)	(106,000)	(111,000)	5,000	(359,000)	(198,000)	(161,000)
Total other (expenses) income	$(228,000)	$(88,000)	$(140,000)	$(206,000)	$225,000	$(431,000)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009 our cash and cash equivalents were $137,000. Our cash decreased by $4,730,000 in the nine months ended September 30, 2009 from our cash position of $4,867,000 at December 31, 2008.

Index

We have $2,985,000 of restricted cash all classified as current assets. The restricted cash amount includes a balance of approximately $1,071,000 which is restricted by contract as security on our corporate office lease in Phoenix. The amount of restricted cash required under the office lease decreases annually over the period of five years per the terms of the lease agreement. The lease expires in 2016. The remaining amount of approximately $1,914,000 represents restricted cash to cover certain litigation matters under the purchase agreement terms of the acquisition of Irgovel.

Cash used in operating activities was $5,498,000 for the period ended September 30, 2009, compared to net cash used in operations in the same period of 2008 of $8,057,000, a decrease of $2,559,000. Cash used in operating activities for the period ended September 30, 2009 was primarily driven by a net loss of $25,289,000 offset by non-cash depreciation and amortization of $5,376,000, impairment of fixed assets and intangibles totaling $10,339,000, warranty liability income of $1,629,000, an decrease in other current assets of $1,154,000 and an increase in accounts payable and accrued liabilities of $1,417,000.

Cash provided by/(used in) investing activities was $3,091,000 and ($42,721,000) for the periods ended September 30, 2009 and 2008, respectively. This decrease of $45,803,000 was primarily due to our plant expansion projects (Lake Charles and Phoenix), the acquisition of Irgovel, and our investments in subsidiaries that occurred in 2008.

Cash provided by/ (used in) financing activities was ($2,371,000) and $18,440,000 for the periods ended September 30, 2009 and 2008, respectively. This decrease in cash provided in financing activities is primarily due to an equity financing proceeds of $18,775,000 in 2008 and no equity financing proceeds in 2009.

Our working capital position was $5,698,000 and ($3,298,000) as of September 30, 2009 and December 31, 2008, respectively.

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

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162 (as codified in the FASB Accounting Standards Codificationtm (“ASC” or “Codification”) topic 105, Generally Accepted Accounting Principles (“ASC 105”)). ASC 105 establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. Following this update to ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”), or Emerging Issues Task Force (“EITF”) Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The Company adopted the requirements of this standard for the quarter ended September 30, 2009. The adoption of this update to ASC 105 did not have a material impact on the Condensed Company’s Consolidated Financial Statements. All accounting references have been updated, and therefore SFAS references have been augmented with ASC references. In future filings all accounting references will refer to the Codification only.

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

Index

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

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report filed on Form 10-K. Our cash and cash equivalents have been maintained only with maturities of 30 days or less. Our short-term investments have interest reset periods of 30 days or less. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates. As of September 30, 2009 our NutraCea segment had notes payable of $5,180,000 outstanding bearing interest of 8% payable over 4 years and our Irgovel segment had notes payable of $5,206,000 outstanding bearing interest from 2.8% to 21.4% payable over 2.3 to 9.5 years (see Note 12 Notes Payable and Long-term Debt to the Condensed Consolidated Financial Statements included herein). Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. We do not believe that a hypothetical adverse change of 10% in interest rates would have a material effect on our financial position.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of its Principal Executive Officer and Principal Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s Principal Executive Officer and Principal Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of the end of the period covered by this report because the material weaknesses identified by management in its 2008 Annual Report on Form 10-K were not remediated. As of September 30, 2009, management continued to evaluate a plan and process to remediate the material weakness.

With the exception of hiring an outside counsel to assist management in 1) recording timely board meeting minutes, and 2) review corporate governance policies and procedures, there were no changes in our financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Various lawsuits, claims, proceedings and investigations are pending involving us as described below in this section. In accordance with ASC 450, Accounting for Contingencies, when applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. In addition to the matters described herein, we are involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

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

W.D. Manor Mechanical Contractors, Inc. and Related Matters

On April 30, 2009, W.D. Manor Mechanical Contractors, Inc. (“W.D.”) filed a complaint against NutraPhoenix, LLC, the Company and other unrelated defendants in Superior Court of Arizona, Maricopa County (CV2009-013957) arising out of the construction of a facility in Phoenix, Arizona that was owned by NutraPhoenix, LLC and at which the Company was the tenant. Various other sub-contractors joined in the lawsuit and asserted lien claims. These claims have been accrued and expensed in our Condensed Consolidated Financial Statements as of September 30, 2009. With the sale of the Phoenix facility in September 2010, all claims held by W. D. Manor and the other subcontractors who joined in the lawsuit, totaling $699,000, were paid in full from the proceeds of the sale and the lawsuit was dismissed.

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

In connection with the Chapter 11 reorganization, we were required to prepare projected financial information to demonstrate to the Bankruptcy Court administering the Chapter 11 Reorganization, the feasibility of the Amended Plan and our ability to continue operations upon emergence from bankruptcy. As part of the disclosure statement approved by the Bankruptcy Court, the projections reflected numerous assumptions concerning anticipated future performance and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results may vary from those contemplated by the projections for a variety of reasons. The projections have not been incorporated by reference into this report and neither these projections nor any version of the disclosure statement should be considered or relied upon in connection with any investment decision concerning our common stock.

Index

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

Although we emerged from bankruptcy under Chapter 11 Reorganization on November 30, 2010, the effective date of the Amended Plan, we cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations going forward, including our ability to negotiate favorable terms from suppliers, partners and others and to attract and retain customers. The failure to obtain such favorable terms and attract and retain customers could adversely affect our financial performance.

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

Index

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

The Company’s cash flows from operating activities used $5.5 million and $8.1 million for the nine month period ended September 30, 2009 and 2008, respectively. We cannot assure you that we will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis or that profitability, if achieved, will be sustained. No adjustments have been made to the financial statements that might result from the outcome of this uncertainty. If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives such as filing for bankruptcy, pursuing dissolution and liquidation or seeking to merge with another company or sell all or substantially all of our assets.

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

•
As a result of the restatement, we were named in a number of lawsuits as discussed in Item 1 of Part II of this Quarterly Report, “Legal Proceedings” and Note 14, “Litigation, Other plaintiffs may bring additional actions with other claims, although such claims are most likely barred by the discharge injunction resulting from the confirmation of the Amended Plan. If such actions are brought and are not barred by the discharge injunction, we may incur substantial defense costs regardless of the outcome of these actions and insurance may not be sufficient to cover the losses we may incur. Likewise, such actions might cause a diversion of our management’s time and attention. If we do not prevail in one or more of these actions, we could be required to pay substantial damages or settlement costs, which could adversely affect our business, financial condition, results of operations and liquidity.

Index

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

Index

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

For the nine months ended September 30, 2009, one customer accounted for a total of 18.8% of the Company’s sales. At September 30, 2009, only one customer accounted for 18.5% of the Company’s accounts receivable.

For the nine months ended September 30, 2008, one customer accounted for a total of 18.7% of the Company’s sales. At September 30, 2008, two customers accounted for 47.5% of the total accounts receivable. These customers accounted for 25.0% and 22.5% of the total outstanding accounts receivable.

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

Index

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

We are subject to credit risk due to concentration of our trade accounts receivables and notes receivables. As of September 30, 2009, one customer accounted for 18.5% of our $3,382,000 trade accounts receivable and one debtor accounted for $3,300,000 of the notes receivables reflected on our September 30, 2009 balance sheet. The inability of our significant customers and obligors to meet their obligations to us, may adversely affect our financial condition and results of operations.

We rely upon a limited number of product offerings.

The majority of the products that we have sold as of September 30, 2009 have been based on SRB produced at our US facilities and extracted rice bran oil from Irgovel, our Brazil facility. Although we will market SRB as a dietary supplement, as an active food ingredient for inclusion in our products and in other companies’ products, and in other ways, a decline in the market demand for our SRB products, as well as the products of other companies utilizing our SRB products, could have a significant adverse impact on us.

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

Index

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

Index

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

Index

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

Our success depends upon the efforts of our top management team, including the efforts of John Short (Chairman and Chief Executive Officer), Dale Belt (Chief Financial Officer), Leo Gingras (President and Chief Operating Officer), and Collin Garner ( Senior Vice President of Sales and Marketing). Although we have written employment agreements with each of the foregoing individuals, there is no assurance that such individuals will not die, become disabled, or resign. In addition, our success is dependent upon our ability to attract and retain key management persons for positions relating to the marketing and distribution of our products.

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

Index

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

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were issued during the three month period ended September 30, 2009:

On July 7, 2009, the Company entered into an employment agreement with our Chief Executive Officer. Pursuant to the agreement, the Company issued our CEO an option to purchase 5,000,000 shares of our Common Stock at a strike price of $0.20 with a ten year expiration date.

On July 24, 2009, the Company entered into a consulting agreement with our interim Chief Financial Officer. The Company issued our interim CFO an option to purchase 100,000 shares of our Common Stock at a strike price of $0.20 with a five year expiration date for these services.

On July 28, 2009, the Company amended the Chief Operating Officer’s employment agreement. Pursuant to the amendment, the Company issued our COO an option to purchase 1,500,000 shares of our Common Stock at a strike from of $0.22 with a five year expiration date.

On August 3, 2009, the Company issued an option to purchase 750,000 shares of our Common Stock at a strike price of $0.24 with a three year expiration date to our Executive VP of Latin America.

On August 14, 2009, the Company issued an option to purchase 411,750 shares of our Common Stock to its current directors in lieu of cash for services provided in the first six months of 2009 at a strike price of $0.22 with a five year expiration date.

On August 17, 2009, the Company issued an option to purchase 500,000 shares of our Common Stock to a new employee with a strike price of $0.21 with a five year expiration date.

On August 20, 2009, the Company entered into an agreement to pay certain of its outstanding invoices in Common Stock to a law firm. The Company issued 200,000 shares of its common stock, with a value of $40,000.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

Index

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached hereto and filed herewith

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.1(1)	Stock Purchase Agreement, dated July 23, 2009, between Fortune Finance Overseas Ltd., and Medan, LLC.
10.2(2)	Forbearance Agreement and Amendment to Credit and Security Agreement with Wells Fargo Bank, National Association, dated July 31, 2009.
10.3(3)	Purchase Agreement between Ceautamed Worldwide, LLC and NutraCea, dated July 29, 2009.
10.4(4)	Employment Agreement between NutraCea and W. John Short.
10.5(4)	First Amendment of Employment Agreement between NutraCea and W. John Short.
10.6(5)	Employment Agreement between NutraCea and W. John Short.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Office Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on July 28, 2009.
(2)	incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on October 20, 2009.
(3)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on August 4, 2009.
(4)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on July 10, 2009.
(5)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on August 3, 2009.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEA (Registrant)

Dated: February 24, 2011	By: /s/ W. John Short
Name: W. John Short
Title: Chief Executive Officer

By: /s/ Dale Belt
Name: Jerry Dale Belt
Title: Chief Financial Officer