Form 10-K
period 2009-12-31
NUTRACEA
filed 2011-02-24
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-32565

NUTRACEA
(Exact name of registrant as specified in its Charter)

California	87-0673375
(State of Incorporation)	(I.R.S. Employer Identification No.)

6720 N. Scottsdale Road, Suite # 390 Scottsdale, AZ	85253
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). YES ☐ NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of June 30, 2009, the aggregate market value of the Company’s common stock held by non-affiliates was $38,841,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 31, 2011, there were 195,509,109 shares of common stock outstanding.

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

Index

Item 1 Business

Significant Events

The filing of this Annual Report on Form 10-K for the year ended December 31, 2009 (“fiscal 2009”) and the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009, June 30, 2009, September 30, 2009, March 31, 2010, June 30, 2010, and September 30, 2010 have been delayed as a result of two primary matters.  The first matter is the timing of our October 20, 2009 filing of our Annual Report on Form 10-K for the year ended December 31, 2008 which included restated financial statements as further described therein.  The second matter is the voluntary filing for reorganization under Chapter 11 of the United Bankruptcy Code as described below under the heading “Chapter 11 Reorganization”.  The Company has devoted substantial internal and external resources in confronting both of these matters.

Chapter 11 Reorganization

On November 10, 2009, NutraCea (the Parent Company) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”), in the proceeding entitled In re:  NutraCea., Case No. 2:09-bk-28817-CGC (the “Chapter 11 Reorganization”).  None of the Parent Company’s subsidiaries, including its Brazilian rice bran oil operation, Irgovel, were included in the bankruptcy filing. The Parent Company continued to manage its assets and operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Parent Company in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.  These claims are reflected in the December 31, 2009, balance sheet as “Pre-petition liabilities.” Additional claims arose subsequent to the filing date from the Parent Company’s business operations, its secured borrowing from Wells Fargo Bank, N.A., acting through its Business Credit operating division (“WFBC”), its employment of professionals, its disposition of certain non-core assets (as described below) and its treatment of certain executory contracts.  The claim of WFBC, the primary secured creditor of the Parent Company, was secured by perfected liens against the Parent Company’s real and personal property, including, without limitation, its plant and equipment, trade receivables and inventory. The WFBC loan was paid in full as of December 31, 2010.

On August 10, 2010, the Parent Company and the Official Unsecured Creditors Committee filed with the Bankruptcy Court an amended plan of reorganization (the “Amended Plan”) in accordance with the Bankruptcy Code. The Amended Plan calls for the payment in full of all allowed claims.  Creditors voted overwhelmingly in favor of the Amended Plan and, on October 27, 2010, the Bankruptcy Court entered its order confirming the Amended Plan.  The confirmation order became final on November 10, 2010, and the Amended Plan became effective on November 30, 2010.  The Parent Company’s payment obligations under the Amended Plan are estimated to total $7 million.  It intends to discharge these obligations by selling non-core assets, collecting outstanding receivables, and borrowing on a secured basis.  To secure a portion of these payment obligations, unsecured creditors were granted a lien in all of the Parent Company’s assets.  The lien is administered and may be enforced by a Plan Agent, who was jointly selected by the Company and the Official Unsecured Creditors Committee.  The Plan Agent may, among other things, sell specified assets of the Parent Company if the payment benchmarks set forth in the Amended Plan are not met.

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

Index

In February 2008, we acquired 100% ownership of Industria Riograndens De Oleos Vegetais Ltda. (“Irgovel”), a limited liability company organized under the laws of the Federative Republic of Brazil, which operates a rice-bran oil manufacturing facility in Pelotas, Brazil (see Note 11 to the Consolidated Financial Statements included herein).  Concurrent with that acquisition we began reporting in two business segments; the NutraCea segment which manufactures and distributes ingredients primarily derived from SRB and the Irgovel segment which manufactures rice-bran oil and fatted and defatted SRB products in Pelotas, Brazil (see Note 20 to the Consolidated Financial Statements included herein).

Our NutraCea segment is primarily engaged in the manufacturing of SRB at four locations in California and Louisiana (a fifth location in Texas was closed in May 2009) for various consumptive uses. In addition, we have the capability to custom manufacture various grain based products for human food ingredient companies at our facility in Dillon, Montana. Our Phoenix, Arizona facility, which became operational in February 2009, was not brought into full production and was sold in 2010. We have specialized processing equipment and techniques for the treatment of rice grain products to cook, convert, isolate, dry and package finished food ingredients used in the formulation of health food and consumer food finished products. NutraCea RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction, is produced at our Dillon, Montana facility along with RiFiber, a fiber rich derivative and RiBalance, a complete rice bran nutritional package. NutraCea believes that these manufacturing capabilities are unique among grain processors, with custom processing capabilities suited to numerous food applications.  In May 2008, NutraCea was granted USDA/FSIS approval to use SRB as an enhancer into meat products such as meat and poultry sausages that contain binders, nugget-shaped patties, meatballs, meatloaf, and meat and poultry patties.   Sales of human food products were approximately 51.9% of total sales in the NutraCea segment in 2009, while the balance of 48.1% of sales made were of animal food products.  Our Dillon facility which consists of land, building and equipment is  available for sale as of December 31, 2009.

Our Irgovel segment manufactures rice-bran oil (“RBO”) and fatted and defatted rice bran (“DRB”) products for both the human and animal food markets in Brazil and internationally.  Irgovel owns the largest rice bran processing facility in South America and is the only Brazilian company to produce oil from rice for human consumption. The extraction of oil from rice bran produces crude RBO and with further refining results in human edible RBO. After extraction, the resulting DRB can be sold into either the human or animal nutrition food channels. Sales of human food products were approximately 21.11% of total sales in 2009, industrial oils were approximately 42.21% of sales, and the remaining 36.68% of sales was of animal food products. In January 2011, NutraCea  sold approximately 35.6% of its ownership of Nutra SA LLC, the 100% owner of Irgovel to AF Bran Holdings-NL LLC and AF Bran Holding LLC (see Note 11 to the Consolidated Financial Statements included herein).

 The combined company is a vertically integrated company combining the manufacturing, product development, and marketing of a variety of products based upon the use of SRB, rice-bran oil extraction and rice bran formulations. We generated approximately $33.2 million, $35.2 million, and $12.7 million in revenue for the years ended December 31, 2009, 2008 and 2007, respectively. We reported a net loss for the years ended December 31, 2009, 2008 and 2007 of $32.2 million, $64.7 million and $18.0 million, respectively. Our net operating loss, or NOL, carry-forwards expire for federal tax purposes at various dates from 2011 through 2023, and expire for state tax purposes in 2010 through 2018 (see Note 18 to the Consolidated Financial Statements included herein).

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

We relocated our headquarters to Phoenix, Arizona in April 2007, replacing the office space previously occupied in El Dorado Hills, California.  We relocated our corporate offices again in December, 2009 to their current location at 6720 N. Scottsdale Rd., Scottsdale, AZ 85253.  As of December 31, 2009, we occupy approximately 12,000 square feet of executive office space in Scottsdale, and 28,000 square feet of laboratory, warehouse and production facilities in West Sacramento, California. Additionally, we own a rice-bran manufacturing facility in Mermentau, Louisiana and lease another in Lake Charles, Louisiana, and own a second stage (“Stage II”) production facility in Dillon, Montana.  Our Dillon facility which consists of land, building and equipment is available for sale as of December 31, 2009.  We sold our Stage II Phoenix, Arizona facility in September 2010.  Our two other rice-bran manufacturing facilities are co-located within supplier rice mills in Arbuckle and West Sacramento, California.  Our Irgovel subsidiary is comprised of several facilities on approximately 20 acres in Pelotas, Brazil.

Index

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

On October 4, 2005, we acquired RiceX in a merger transaction with RiceX surviving the merger as our wholly-owned subsidiary. In the merger, the shareholders of RiceX received 28,272,064 shares of NutraCea common stock in exchange for 100% of the shares of RiceX common stock, and NutraCea assumed the outstanding RiceX options and warrants, which became options and warrants to purchase a total of 11,810,496 shares of NutraCea common stock.  Our acquisition of RiceX provided us with our first SRB manufacturing plant in West Sacramento, California, and our first Stage II facility in Dillon, Montana.

In April 2007 we acquired 100% ownership of Grainnovations, Inc., a privately held company in Freeport, Texas, which manufactures SRB pellets for equine customers and other SRB products (see Note 11 to the Consolidated Financial Statements included herein). In May 2009, we closed this leased facility and sold the related equipment.

In June 2007 we formed Grain Enhancements, LLC, a joint venture to produce and distribute SRB products in Southeast Asia (see Note 11 to the Consolidated Financial Statements included herein).  We have a 47.5% ownership interest in Grain Enhancements.

In December 2007, we formed Rice RX, LLC, and Rice Science, LLC, in which we hold a 50%, and 80% interest, respectively (see Note 11 to the Consolidated Financial Statements included herein).  We formed Rice RX, LLC and Rice Science, LLC with a minority partner, to develop, acquire, and commercialize certain SRB isolates.

In February 2008 we acquired Irgovel, our rice-bran oil processing plant in Pelotas, Brazil. In January 2011, NutraCea  sold approximately 35.6% of its ownership of Nutra SA LLC, the 100% owner of Irgovel to AF Bran Holdings-NL LLC and AF Bran Holding LLC (see Note 11 to the Consolidated Financial Statements included herein).

In March and June 2008 the Company acquired a total of 51% interest in PT Panganmus Inti Nusantara (“PIN”), an Indonesian company in order to build a wheat mill incorporating our wheat stabilization technology (see Note 11 to the Consolidated Financial Statements included herein).   PIN owns land and permits necessary for the construction of such a facility in Kuala Tnajung, Medan, and North Sumatra, Indonesia. On July 23, 2009, we sold our entire interest in PIN.

Index

PRODUCTS

The NutraCea Process stabilizes rice bran, which is the portion of the rice kernel that lays beneath the hull and envelopes the endosperm (white rice). Rice bran contains a significant portion of the nutritional value of rice.  However, without stabilization, the nutritional value of rice bran is lost shortly after the milling process.  This is due to the lipase-induced rancidity caused by the rice milling process.  Consequently, this rich nutrient resource is sold as low value animal feed.  The NutraCea Process deactivates the lipase enzyme and stabilizes the rice bran giving it a shelf life of a minimum of one year.  Other competing processes have the ability to inactivate lipases to various degrees and therefore provide stability for a limited amount of time.  The NutraCea Process thoroughly inactivates these enzymes leading to extended shelf stability while preserving the large array of antioxidants and other nutrients found in rice bran.

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

We produce stabilized, nutrient-rich rice bran and derivatives that are used in a wide variety of new products. These include:

NutraCea Stabilized Rice Bran:
Stable whole rice bran and germ. This is our basic SRB product that is both a food supplement and an ingredient for cereals, baked goods, meat extenders, companion animal feed, health bars, etc. It is also the base material for producing NutraCea Solubles, oils and NutraCea Fiber Complex.

NutraCea Stabilized Rice Bran Fine:	This is the same product as the NutraCea SRB, except that it has been ground to a particle size that will pass through a 20 mesh screen. It is used primarily in baking and pasta applications.

NutraCea Stabilized Rice Bran Extra Fine:	This is the same product as the NutraCea SRB, except that it has been ground to a particle size that will pass through an 80 mesh screen. It is used primarily in baking and pasta applications.

NutraCea RiBalance:	A modified carbohydrate converted NutraCea SRB that is more functional in baking and mixed health drink applications. This product contains all of the nutrient-rich components of NutraCea SRB.

NutraCea RiSolubles:
A highly concentrated water dispersible carbohydrate and lipid rich fraction component of NutraCea SRB.  This product contains only a small amount of fiber and is a concentrated form of the vitamins and nutrients found in NutraCea SRB.

NutraCea Fiber Complex (RiFiber):
Nutrient-rich insoluble fiber source with associated nutrients. This product, designed for use by the baking and health food markets, is the remaining ingredient when NutraCea SRB is processed to form NutraCea Ri-Solubles.

NutraCea Baby Cereal:
A comprehensive line of signature branded and private label baby cereals, marketed both to domestic and international customers.  Available in Organic or conventional grains, these cereals can be fortified and/or fruited to meet customer needs.  Premium quality great tasting large flakes create a significant point of difference.  The Company sold its cereal product producing equipment and building on March 2010 and September 2010, respectively.

In addition to the above, rice bran can be further processed into edible grade vegetable oils and defatted rice bran.

NutraCea Rice Bran Oil:
Nutrient-rich oil made from NutraCea SRB. This oil has high smoke and flash points which provides a very long fry life, is not readily absorbed into food, is naturally trans fat free, and provides excellent nutritional qualities.  It is sold into consumer, food services, and industrial segments.

NutraCea Defatted Bran (DRB):
Low fat bran that does not contain rice bran oil. This is a product designed for use by the baking industry for its high fiber nutritional benefits which include a balanced amino acid profile, high fiber content, and high mineral content. DRB is also sold as a primary ingredient for animal feed formulations.

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

Index

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

As the market becomes more aware of the value of our ingredients and proprietary formulations we believe demand for our products will increase materially. Since SRB is a safe food product, we believe that its beneficial effects can be obtained with no known deleterious side effects, such as those that may be present in pharmaceuticals. Many physicians have taken an interest in our nutraceutical products as a means of offering alternative or complementary approaches for treating serious healthcare problems. If further clinical trials support the beneficial effects of our nutraceutical and medical foods products and if the medical community widely endorses such use of our products, we believe that our products, in certain situations, may be used as a nutritional therapy either prior to or as a complement to traditional pharmaceutical therapies for the treatment of a variety of ailments including diabetes and coronary heart disease.  NutraCea continues to further explore the pharmaceutical potential of the thousands of compounds found within rice bran.

 Rice bran oil, or RBO, is a vegetable oil that falls into two primary areas of use. In crude form, it has multiple industrial applications. Refined further to human edible grade level, RBO becomes a high quality cooking oil and food ingredient that has been used for many years. The RBO extraction process utilized at our Brazilian facility uses a chemical extraction process to separate the oil from the raw bran resulting in crude RBO. Additional refinement can involve degumming, neutralization, bleaching, de-waxing and deodorizing. This “bio-refining” process results in numerous other marketable products in addition to the actual oil.

THE IMPORTANCE OF RICE

Rice is the staple food for approximately 70% of the world’s population, and is the staple food source for several of the world’s most populous countries. Asia accounts for roughly 90% of the global rice production, with its primary producer being China. China is the world’s number 1 rice producer, outputting approximately 190 million metric tons of paddy rice annually.  Globally, the United States ranks about 12th in production of rice at approximately 9 million metric tons annually. World rice production constitutes more than one quarter of all cereal grains produced worldwide. The United States accounts for less than 2% of the world’s rice production. 90% of the world rice tonnage is produced in 13 countries with aggregate populations of 3.2 billion people (according to the USA Rice Federation, Rice Notes). Approximately 75% of all rice production occurs in China, India, South East Asia, Africa and South America. Combined, these regions have a population of 2.3 billion people (nearly 50% of the world’s population), and an average per capita gross domestic product of $2,000 (less than one tenth of the U.S. average).

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

Index

RICE PROCESSING AND RICE BRAN STABILIZATION

When harvested from the field, individual rice kernels (or spikelets) are temporarily stored in common receiving locations such as farm silos for future delivery to grain dryers or area rice mills.  At this stage, large quantities of individual rice kernels are collectively called “paddy rice”, or “rough” rice. In this form, the rice kernel is fully enveloped by the rice hull, which serves as a protective cover, shielding the inner rice kernel from damage.

After storage and drying if necessary, paddy rice is cleaned of foreign material (scalping, de-stoning and aspiration) just before it enters the first stage of milling, or paddy husking  In the paddy husker, the hull is removed from rough rice by differential speed rubber rollers.  Loosened hulls are carried off by aspiration. After husking, a paddy separator uses a reciprocating motion to separate normal brown rice kernels (caryopsis) from lighter, damaged kernels.

In the second stage of milling, the outer brown layers of bran are removed from the inner white starch endosperm by an abrasive or frictional milling process which produces a milled, white rice kernel. After milling, white rice is typically sorted by size to remove broken pieces of rice kernels (brewers and second heads) from whole pieces, as well as color sorting to remove discolored kernels.  Additional stages may be required (per customer specifications) to polish the white rice to a smooth surface.

Raw rice bran collected from the milling process is composed of rice germ and several sub-layers (pericarp, testa, nucellus and aeurone) surrounding the white starchy endosperm, commercial rice bran  makes up  approximately 10%  by weight of rough rice.

As brown rice is milled into white rice, the oils present in raw rice bran come into intimate contact with native lipase enzymes that are naturally present in the rice kernel. These lipase enzymes initiate a rapid hydrolysis of the oil, converting oils (triglycerides) into monoglycerides, diglycerides and free fatty acids, (FFA). As the FFA content builds in raw rice bran, the bran becomes unpalatable and off flavors (rancidity) begin to develop. If left unchecked, enzymatic degradation at normal room temperatures, can increase the FFA levels to 5-8% within 24 hours and can continue at a rate of approximately 4-5% per day thereafter. Enzymatic degradation is the most serious form of degradation of raw rice bran.  Rice bran stabilization (Stabilization) is the process of carefully deactivating native enzymes, which prevents the increase of FFA due to enzymatic activity.  Stabilization is critical in the preservation of a potentially important nutrient source that is largely wasted today.

There have been a number of attempts to develop rice bran stabilization techniques, including the use of chemicals, microwave heating, or variations of existing extrusion technology. We believe each of these efforts results in an inferior product that either does not remain stable for a commercially reasonable period of time, or the nutrients in the bran are lost to processing, thereby significantly reducing the nutritional value in the bran.

THE NUTRACEA PROCESS

The NutraCea Process uses proprietary innovations to create a combination of temperature, pressure and other conditions necessary to thoroughly deactivate enzymes without significantly damaging the structure or nutrient content of bran.  This means that higher value compounds in bran, such as oils, proteins and phytonutrients are left undamaged and are available for utilization. The NutraCea Process does not use chemicals to stabilize raw rice bran.

NutraCea stabilizers are designed to be installed on the premises of any two or three-stage rice mill so that pneumatic conveyor systems can immediately carry the freshly milled, raw rice bran to the NutraCea stabilizer. Process Logic Controllers maintain exact process conditions within the prescribed pressure/temperature regime. In case of power failure or interruption of the flow of fresh bran into the system, the electronic control system is designed to purge the equipment of materials in process and resume production only after proper operating conditions are re-established.

Stabilized bran (SRB) leaving our system is then discharged onto cooling units specifically designed to control air pressure and humidity. Cooled SRB can be loaded into bulk hopper trucks for large volume, local customers, or sent by pneumatic conveyor to a bagging unit for packaging into 50 lb and 2,000 lb sacks.

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

Index

BENEFITS OF NUTRACEA SRB, DRB AND RICE BRAN OIL

Stabilized Rice Bran (SRB) is a rich source of protein, oil, vitamins, antioxidants, dietary fiber and other nutrients. The approximate composition and caloric content of NutraCea SRB is as follows:

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

Defatted Rice Bran (DRB) contains many of the same nutritional and functional benefits as SRB, except that the oil has been removed.  This is important for several ingredient applications where SRB’s oil content could present food formulation challenges.  By removing oil from SRB, nutritionists have greater options to formulate DRB into breakfast bars, calorie reduced foods and low fat baking applications.  Additionally, DRB is ideally suited for downstream enzymatic processing, transforming DRB into an ideal feedstock for protein concentrates.

Rice bran oil (RBO) as extracted from stabilized rice bran can be utilized in a variety of edible and industrial oil applications.  With proper processing, RBO becomes a high quality cooking oil possessing beneficial high temperature frying characteristics.  RBO has a unique fatty acid content that imparts improved oxidative stability as compared to other vegetable oils such as soy or cottonseed giving it advantages when used in food applications.  The RBO extraction process utilized at our Brazilian facility uses a conventional solvent extraction process to separate oil from raw bran, resulting in crude RBO available for sale to industrial markets or other processors. Additional refining processes done in Brazil can involve degumming, neutralization, bleaching, de-waxing and deodorizing. A “bio-refining” process approach results in numerous marketable co-products in addition to the actual end product.

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

BUSINESS STRATEGY

Our goal is to become a significant global producer and marketer of SRB, DRB, RBO and their derivatives. We produce these products in manufacturing facilities we own or through other arrangements (see SUPPLY AND MANUFACTURING below). We intend to vigorously protect our process and products through both trade secret protection and through patent and trademark protection (see PATENTS AND TRADEMARKS below).

We believe that clinical support for SRB and DRB products will further enhance the value of our products as nutraceuticals and functional food ingredients. Finally, we intend to aggressively market our products in four distinct market segments. These areas are functional food ingredients (SRB, DRB and RBO), nutraceuticals (Stage II products), animal nutrition (SRB and DRB) and RBO processing derivatives (distilled fatty acids, waxes and industrial oils).  In pursuit of these goals, we have focused and will continue to focus our marketing and development efforts worldwide.

Index

SALES AND MARKETING

As of December 31, 2009, we have a Senior Vice-President of Sales and Marketing and seven domestic sales representatives.  In addition, we have one equine marketing representative in Europe and specialized meat and poultry consultants in the U.S. and Europe.  These specialized consultants assist in meat and poultry application research and development and potential qualified customer introductions. We will continue to develop breadth and depth of relationships in efforts to increase sales volume.

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

During 2009, approximately 19 percent of our net products sales of our NutraCea segment were to regions outside of the United States while approximately 3 percent of our net product sales of our Irgovel segment were to regions outside of Brazil. Information on net sales to unaffiliated customers and long-lived assets attributable to our geographic regions is included in Note 20 of Notes to Consolidated Financial Statements.

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

Animal Nutrition

NutraCea SRB and DRB are marketed as feed ingredients in the U.S. and international animal nutrition markets. NutraCea SRB and DRB are used as equine feed ingredients and have proven to provide a safe, all natural energy source which assists in lowering glycemic response, improving stamina through being a ready available low starch energy component, and improving overall coat bloom through its essential fatty acid and amino acid profiles. Show and performance horses represent the premium end of the equine market and represent a more than $100 million annual market share opportunity.

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

Index

Rice Bran Oil Processing Derivatives

SRB contains approximately 15-20% oil. Through a solvent extraction process, the oil is removed from bran resulting in crude RBO and defatted rice bran (DRB). Crude RBO is further refined to a finished grade edible oil that is primarily sold as a high end vegetable oil for cooking, as well as a human food ingredient for various products. Virtually every refining step produces valuable co-products that are of great interest to industrial customers.  One of the more important co-products is known as distilled fatty acids which are being sold to several industrial customers.  In addition, we plan to dry wet gums to produce food grade lecithin, which will be unique in that it is GMO free and non soybean based.  We continue to expand our marketing of RBO both domestically in Brazil and globally. We estimate that the global market for vegetable oils is approximately $160 million and will continue to rise as the world’s underdeveloped society’s move towards westernized eating habits.

Private Label

Through 2009, we manufactured and marketed private label baby cereal to retail in the US and abroad.  We entered into the private label baby cereal market to utilize excess capacity at our Dillon, MT facility.  In March 2010 we sold the cereal business to a major competitor.  In addition, we sold the cereal production equipment located in our idle Phoenix, AZ facility to this same buyer.  These sales were completed during our Chapter 11 Reorganization with proceeds used to reduce bank debt and fund our ongoing business operations.   We continue to manufacture baby cereal in our Dillon, MT facility for the buyer of our cereal business assets under a tolling agreement.  Our decision to exit the baby cereal business was a strategic move away from a non-core business.  As a term of the sale NutraCea is prohibited from re-entering the baby cereal segment or assisting others in doing the same.

Domestic Initiatives

Our main domestic initiative for 2009 was to focus on the sale of non-core assets as part of our bankruptcy filing on November 10, 2009. Those sale efforts included the marketing of: (1) the cereal business and the related equipment located in the Phoenix building, (2) the animal nutrition equine brands and related inventories and (3) the Phoenix building. These non-core assets were sold in 2010. In addition, we relocated our corporate headquarters and initiated a reduction in the corporate office workforce to materially reduce our overhead expenses.

 International Initiatives

Due to NutraCea’s focus on domestic issues associated with changes in management leadership and the November 2009 bankruptcy filing, NutraCea did not devote substantial resources to international sales and marketing. However, in spite of domestic distractions, we continued ongoing discussions with possible international customers and pursued new distributor relationships.

We continue to look at ways to improve profitability at Irgovel and are now speaking with potential customers throughout Asia and other parts of the world in an effort to increase export sales of rice oil produced in Pelotas.  We believe that broader international sales would provide a higher price than the current local markets and would also be a natural hedge against currency fluctuations.  We expect these efforts to result in material export crude RBO sales in the future. In January 2011, NutraCea sold approximately 35.6% of its ownership of Nutra SA LLC, the 100% owner of Irgovel to AF Bran Holdings-NL LLC and AF Bran Holding LLC (see Note 11 to the Consolidated Financial Statements included herein).

In June 2007, we entered into a joint venture with an Indonesian company to construct Rice Bran Stabilization facilities in Southeast Asia.  Although we originally expected the facility to be operational in the fourth quarter of 2008, this initiative has been suspended pending further analysis and discussion with our partner.

There can be no assurance that these international initiatives will be achieved in part or whole, however management continues its efforts to formalize its relationship within these countries to further its business objectives.

Index

CUSTOMERS

For the twelve months ended December 31, 2009, one customer accounted for a total of 14.7% of the Company’s sales. At December 31, 2009, one customer accounted for 14.1% of the Company’s accounts receivable.

For the twelve months ended December 31, 2008, one customer accounted for a total of 14.8% of the Company’s sales. At December 31, 2008, one customer accounted for 20.0% of the Company’s accounts receivable.

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

SUPPLY AND MANUFACTURING

Initial production of SRB

We purchase raw rice bran from multiple suppliers. These include Farmers’ Rice Cooperative in Sacramento, California, ADM Rice in Arbuckle, California, Louisiana Rice Mill in Mermentau, Louisiana, Farmers’ Rice Milling in Lake Charles, Louisiana, and until its closure in May 2009, American Rice, Inc. in Freeport, Texas. Pursuant to our agreements our stabilization machinery is physically located within or adjacent to the rice processing plants and the rice bran by-product is directly transferred to our machinery for stabilization without the need for shipping. The relationship with the rice mills are symbiotic, as the rice manufacturer searches for raw rice bran marketing channels while we have ready access to raw bran. We believe suitable alternative supply arrangements are readily available if needed.

 Stage II production of SRB

As required, we ship NutraCea SRB from our warehouse in California to our plant in Dillon, Montana for further processing into NutraCea RiSolubles, NutraCea RiBalance and NutraCea RiFiber. Since the end of 2005, we installed additional equipment at the Dillon, Montana facility which increased our production of NutraCea RiSolubles and NutraCea RiFiber by more than 150%, to a capacity of 5,000 tons per year. The Dillon, Montana facility which consists of land, building and equipment is available for sale.

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

RESULTS OF TRIALS AND SCIENTIFIC RESEARCH

The beneficial attributes of SRB, including the RiSolubles® and RiFiber® Nutritional Supplements, have been studied and reported by several laboratories, including Medallion Laboratories, Craft’s Technologies, Inc., Southern Testing & Research Laboratories, and Ralston Analytical Laboratories. NutraCea has no affiliation with any of the laboratories that performed these studies but did pay for certain portions of these studies. These analyses have verified the presence of antioxidants, polyphenols, and phytosterols, as well as beneficial macro and trace minerals, in NutraCea’s SRB products. Antioxidants are compounds which scavenge or neutralize damaging compounds called free radicals. Polyphenols are organic compounds which potentially act as direct antioxidants. Phytosterols are plant-derived sterol molecules that help improve immune response to fight certain diseases.

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

Index

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

NutraCea has an on-going immune system response study for HIV patients at the Haddassah Medical University in Israel.   This study was initiated due to mounting anecdotal evidence obtained from NutraCea’s humanitarian efforts in Africa that RiSolubles seems to boost energy levels in HIV infected individuals, also helping them gain weight and regain relatively normal lifestyles.  We caution that no causal relationship has yet been proven and that RiSolubles does not reverse infection by HIV.  The study, with a medically reviewed, statistically validated protocol, is intended to provide a definitive answer.  Assuming no unexpected delays in the study, initial results are expected toward the end of 2011 or early 2012.

In December 2007, we formed Rice Science, LLC (“RS”), a Delaware LLC with Herbal Science Singapore PTe. Ltd. (“HS”) to develop nutraceutical extracts and pharmaceutical chemistries from NutraCea SRB.  HS utilizes sophisticated methodologies in the identification and isolation of specific biologically active compounds that have been tested for effectiveness against specific disease conditions. Thus far, it is apparent that SRB contains a large number of novel, potentially active compounds that will be the target of HS’s methodologies. We are hopeful that the partnership will result in biologically active SRB extracts for use in the nutraceutical industry as well as specific identified compounds targeting the pharmaceutical industry. See Note 26, below, for a description of subsequent events concerning RS and the Company’s relationship with HS.

In 2008, RS conducted a significant amount of research.  The initial thrust of this work was the development of extracts from SRB that would be effective in fighting inflammation which leads to pain.  A number of extracts have been tested with two identified as having significant effect based on in vitro tests.  A combination of these was created to produce a third extract that exhibits a high level of Cox 1, Cox 2 and Lox 5 inhibition.  This extract was used in a pharmacokinetic study to determine the speed of assimilation into the human body.  Results indicated that the active compounds were rapidly assimilated with no evidence of toxic byproducts.  Our next step is to conduct a human clinical trial.  A number of active compounds were identified and modeled.  RS has filed Patent applications for the extract along with each of the specific active compounds.

RS has also conducted preliminary work on extracts of SRB for treatment of diabetes and metabolic syndrome.  This is a promising area of research which will be focused on in 2010 and beyond.

Late in 2007, the Cancer Biomarkers Group in the Department of Cancer Studies and Molecular Medicine, University of Leicester in Leicester, UK published a research paper evaluating the effect of NutraCea SRB in ApcMin mice (British Journal of Cancer (2007) 96, 248-254). The mice were genetically modified to serve as models for mammary, prostate and intestinal carcinogenesis. They reported that consumption of SRB (30% in the diet) reduced the numbers of intestinal adenomas in these mice by 51% compared to the same mice on a control diet. The results suggest that SRB might be further evaluated as a chemo-preventative intervention in humans. These results led to NutraCea filing a patent application on “Methods for Treatment of Intestinal Carcinogenesis with Rice Bran”. A new clinical trial utilizing NutraCea Fiber Complex has been initiated at the University of Leicester to further characterize the effectiveness of this rice bran derivative as a chemo-preventative intervention against intestinal cancer in humans.  The study was completed in 2009.

PATENTS AND TRADEMARKS

Through our subsidiary RiceX, we have been assigned eight U.S. patents relating to the production or use of Nutraceutical or HVF products. The patents include:

1.	Patent Number 5,512,287 “PRODUCTION OF BETA-GLUCAN AND BETA-GLUCAN PRODUCT,” which issued on April 30, 1996 and expires in 2014.

Index

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

In 2008, another 11 provisional patent applications were filed by NutraCea of which four have been submitted as formal patent filings. NutraCea currently has a number of additional patent applications filed and pending formal review and we intend to apply for additional patents in the future as new products, applications and data become available.

Index

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

●
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

●
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

●
Health claims state a relationship between a nutrient and a disease or a health-related condition. FDA’s regulations permit certain health claims regarding the consumption of fiber and the reduction of risk for certain diseases, such claims may relate to rice bran ingredients.

Index

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

COMPETITION

Although we believe that we are the only company to produce stabilized all natural rice bran so that the bran has a shelf life of over one year, we compete with other companies attempting to stabilize rice bran, as well as companies producing other food ingredients and nutritional supplements. We believe that our only significant competitor currently for rice bran products is Producer’s Rice Mill, Stuttgart, AR. We believe that our major nutritional supplement competitors include producers of isolated soy protein, wheat bran and oat bran, particularly in the functional food ingredients market segment.

We compete with other companies that offer products incorporating SRB as well as companies that offer other food ingredients and nutritional supplements.  We also face competition from companies providing products that use oat bran and wheat bran the nutritional supplements as well as health and beauty aids. Many consumers may consider such products to be a replacement for the products manufactured and distributed by us.  Many of our competitors have greater marketing, research, and capital resources than we do, and may be able to offer their products at lower costs because of their greater purchasing power or the lower cost of oat and wheat bran ingredients. There are no assurances that our products will be able to compete successfully.

With the purchase of Irgovel in 2008 we now compete in the world’s edible oil market.  Our competition for exports of rice bran oil resides primarily in Southeast Asia.

REASEARCH AND DEVELOPMENT EXPENDITURES

During years 2009, 2008, and 2007, we spent $897,000, $1,509,000, and $769,000, respectively, on product research and development.

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

Index

EMPLOYEES

As of December 31, 2010, the NutraCea segment had a total of 57 full-time domestic employees. The Irgovel segment had approximately 213 employees.  Our employee count may change periodically.  From year to year we experience normal variable labor fluctuation at our production facilities around the world. We consider that our relations with our employees are good.

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

In connection with the Chapter 11 Reorganization, we were required to prepare financial projections of the Parent Company to demonstrate the feasibility of the Amended Plan and our ability to continue operations upon emergence from bankruptcy. The financial projections, which were included in the disclosure statement approved by the Bankruptcy Court, reflected numerous assumptions concerning anticipated future performance and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize.  Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks.  Our actual results will vary from those contemplated by the projections for a variety of reasons.  The projections have not been incorporated by reference into this report and neither those projections nor any version of the disclosure statement should be considered or relied upon in connection with any investment decision concerning our common stock.

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

Although the Parent Company emerged from bankruptcy under Chapter 11 on November 30, 2010, the effective date of the Amended Plan, we cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations going forward, including our ability to negotiate favorable terms from suppliers, partners and others and to attract and retain customers. The failure to obtain such favorable terms and attract and retain customers could adversely affect our financial performance.

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

The Parent Company’s Obligations under its confirmed Plan of Reorganization

As noted above, the Parent Company estimates that its payment obligations under the confirmed Amended Plan total $7 million.  It intends to pay these obligations by selling non-core assets, collecting outstanding receivables, and borrowing on a secured basis.  It has granted a lien in all of its assets to secure its payment obligations to general unsecured creditors.  The lien is administered and may be enforced by a Plan Agent, who may, among other things, sell specified assets if the payment benchmarks set forth in the Amended Plan are not met.

Risks Related to our Business

The Company’s significant losses and negative cash flow raise questions about our ability to continue as a going concern.

The Company’s net cash used in operating activities was approximately $8.8 million and $17.5 million in 2009 and 2008, respectively. We cannot assure you that we will be able to achieve revenue growth, profitability, or positive cash flow on either a quarterly or annual basis or that profitability, if achieved, will be sustained.  No adjustments have been made to the financial statements that might result from the outcome of this uncertainty. If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives such as re-filing for bankruptcy, pursuing dissolution and liquidation or seeking to merge with another company or sell all or substantially all of our assets. Because of our recurring losses and negative cash flows from operations, the audit report of our independent public accountants on our financial statements for the fiscal year ended December 31, 2009 contains an explanatory paragraph stating that the independent auditor has substantial doubt about our ability to continue as a going concern.

Index

The restatement of our consolidated financial statements has subjected us to a number of additional risks and uncertainties, including increased costs for accounting and legal fees and the increased possibility of legal proceedings.

We determined that our consolidated financial statements for our 2006 and 2007 fiscal years, each of the quarterly periods of 2007 and the first three quarters of 2008 had to be restated due to, among other things, errors in our interpretation and application of generally accepted accounting principles. As a result of the restatement that was completed in October 2009, we have become subject to a number of additional risks and uncertainties, including:

●
We incurred substantial unanticipated costs for accounting and legal fees during 2009 in connection with the restatement. Although the restatement is complete, we expect to continue to incur additional legal costs as noted below.

●
As a result of the restatement, we were named in a number of lawsuits as discussed in Item 3 of Part I of this Annual Report, “Legal Proceedings” and Note 19, “Commitments and Contingencies”  although such claims are most likely barred by the discharge injunction resulting from the confirmation of the Amended Plan. If such actions are brought and are not barred by the discharge injunction, we may incur substantial defense costs regardless of the outcome of these actions and insurance may not be sufficient to cover the losses we may incur. Likewise, such actions might cause a diversion of our management’s time and attention. If we do not prevail in one or more of these actions, we could be required to pay substantial damages or settlement costs, which could adversely affect our business, financial condition, results of operations and liquidity.

Management has identified material weaknesses in our internal control over financial reporting with respect to the timely filling of the Company’s 2009 consolidated financial statements. Additionally, management may identify material weaknesses in the future that could adversely affect investor confidence, impair the value of our common stock and increase our cost of raising capital.

Management assessed the effectiveness of our disclosure and internal controls and procedures as of December 31, 2009. Management identified material weaknesses in our internal control over financial reporting with respect to timely filling of the Company’s 2009 consolidated financial statements. As a result of this material weakness, our current Chief Executive Officer and our Chief Financial Officer concluded that our disclosure and internal controls and procedures were not effective at a reasonable assurance level as of December 31, 2009. Management has taken and is continuing to take steps to remediate the material weakness in our internal control over financial reporting. There can be no assurance as to how quickly or effectively our remediation steps will remediate the material weakness in our internal control over financial reporting or that additional material weaknesses will not be identified in the future.

Any failure to remedy additional deficiencies in our internal control over financial reporting that may be discovered in the future or to implement new or improved controls, or difficulties encountered in the implementation of such controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could, in turn, affect the future ability of our management to certify that our internal control over our financial reporting is effective. Inferior internal control over financial reporting could also subject us to the scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties or shareholder litigation, which could have an adverse effect on the trading price of our common stock.

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

We have a limited operating history and have generated losses in every quarter except for the second and third quarters of 2006.

We began operations in February 2000 and incurred losses in each reporting period except for the second and third quarters of 2006. Our prospects for financial success are difficult to forecast because we have a relatively limited operating history. Our prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets. Our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in product development, possible cost overruns due to price and cost increases in raw product and manufacturing processes, uncertain market acceptance, and inability to respond effectively to competitive developments and attract, retain and motivate qualified employees. Therefore, there can be no assurance that our business or products will be successful, that we will be able to achieve or maintain profitable operations or that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.

Index

We have not yet achieved positive cash flows.

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

Index

We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future.

We intend to pursue significant foreign operations and there are inherent risks in operating overseas.

An important component of our business strategy is to build rice bran stabilization and rice bran oil facilities in foreign countries and to market and sell our products internationally. For example, in 2008 we purchased a company in Brazil that manufactures rice bran oil. There are risks in operating facilities in developing countries because, among other reasons, we may be unable to attract sufficient qualified personnel, intellectual property rights may not be enforced as we expect, and legal rights may not be available as contemplated. Should any of these risks occur, we may be unable to maximize the output from these facilities and our financial results may decrease from our anticipated levels. The inherent risks of international operations could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include, among others:

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

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including primarily the Brazilian Real.  Currently, a significant portion of our revenues and expenses occur in our Brazilian subsidiary, Irgovel.  Because our Consolidated Financial Statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect historically, during or at the end of each reporting period.  Therefore, increases or decreases in the value of the U.S. dollar against the Brazilian real and any other currency which affects a material amount of our operations, will affect our revenues, cost of sales, gross profit (loss), operating expenses, or other income and expenses and the value of balance sheet items denominated in foreign currencies.  These fluctuations may have a material adverse effect on our financial results.  Disruptions in financial markets may result in significant changes in foreign exchange rates in relatively short periods of time which further increases the risk of an adverse currency effect.  Since we plan to expand our international operations, we will likely increase our exposure to foreign currency risks.  We do not hedge our currency risk, and do not expect to, as currency hedges are expensive and do not necessarily reduce the risk of currency fluctuations over longer periods of time.

We depend on a limited number of customers.

For the year ended December 31, 2009, one customer accounted for a total of 14.7% of the Company’s sales. At December 31, 2009, one customer accounted for 14.1% of the Company’s accounts receivable.

For the year ended December 31, 2008, one customer accounted for a total of 14.8% of the Company’s sales. At December 31, 2008, one customer accounted for 20.0% of the Company’s accounts receivable.

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

We are subject to credit risk due to concentration of our trade accounts receivables and notes receivables. As of December 31, 2009, six customers accounted for 35% of our $3,506,000 trade accounts receivable and one debtor accounted for 100% of $3,000,000 notes receivables reflected on our December 31, 2009 balance sheet. The inability of our significant customers and obligors to meet their obligations to us, may adversely affect our financial condition and results of operations.

We rely upon a limited number of product offerings

The majority of the products that we have sold as of December 31, 2009 have been based on SRB produced at our US facilities and extracted rice bran oil from Irgovel, our Brazil facility. Although we will market SRB as a dietary supplement, as an active food ingredient in other companies’ products, and in other ways, a decline in the market demand for our SRB products, as well as the products of other companies utilizing our SRB products, could have a significant adverse impact on us.

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

All of our current products depend on our proprietary technology using raw rice bran, which is a by-product from milling paddy rice to white rice. Our ability to manufacture SRB is currently limited to the production capability of our production equipment at Farmers’ Rice Co-operative and Archer Daniels Midland in California and our own plants located next to Louisiana Rice Mill in Mermentau, Louisiana, and Farmer’s Rice Milling in Lake Charles, Louisiana.  Along with our value-added product plants in Dillon, Montana and our facility in Pelotas, Brazil (acquired in February 2008), we currently are capable of producing enough finished products to meet current demand. If demand for our products were to increase dramatically in the future, we would need additional production capacity.

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

We sell food and nutritional products for animal and human consumption, which involves risk such as product contamination or spoilage, product tampering and other adulteration of food products.  We may be subject to liability if the consumption of any of our products causes injury, illness or death.  In addition, we may voluntarily recall products in the event of contamination or damage.  A significant product liability judgment or a widespread product recall may cause a material adverse effect on our financial condition.  Even if a product liability claim is unsuccessful, there may be negative publicity surrounding any assertion that our products caused illness or injury which could adversely affect our reputation with existing and potential customers.

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

There currently are no claims or lawsuits pending or threatened against us regarding possible infringement claims, but there can be no assurance that infringement claims by third parties, or claims for indemnification resulting from infringement claims, will not be asserted in the future or that such assertions, if proven to be accurate, will not have a material adverse affect on our business, financial condition and results of operations. In the future, litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to defend against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any litigation could result in substantial cost and diversion of our efforts, which could have a material adverse affect on our financial condition and results of operations. Adverse determinations in any litigation could result in the loss of our proprietary rights, subjecting us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our systems, any of which could have a material adverse effect on our financial condition and results of operations. There can be no assurance that a license under a third party’s intellectual property rights will be available to us on reasonable terms, if at all.

 We are dependent on key employees and consultants.

Our success depends upon the efforts of our top management team, including the efforts of John Short (Chairman and Chief Executive Officer), Dale Belt (Chief Financial Officer), Leo Gingras (President and Chief Operating Officer), and Colin Garner (Senior Vice President of Sales and Marketing). Although we have written employment agreements with each of the foregoing individuals, there is no assurance that such individuals will not die, become disabled, or resign. In addition, our success is dependent upon our ability to attract and retain key management persons for positions relating to the marketing and distribution of our products. There is no assurance that we will be able to recruit and employ such executives at times and on terms acceptable to us.

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

NutraCea Common Stock	Low	High

Year Ended December 31, 2010
Fourth Quarter	$0.10	$0.24
Third Quarter	$0.08	$0.13
Second Quarter	$0.06	$0.16
First Quarter	$0.07	$0.14

Year Ended December 31, 2009
Fourth Quarter	$0.04	$0.18
Third Quarter	$0.12	$0.27
Second Quarter	$0.15	$0.41
First Quarter	$0.18	$0.56

Year Ended December 31, 2008
Fourth Quarter	$0.31	$0.52
Third Quarter	$0.39	$0.70
Second Quarter	$0.69	$1.13
First Quarter	$0.89	$1.56

Year Ended December 31, 2007
Fourth Quarter	$0.75	$1.76
Third Quarter	$1.34	$3.31
Second Quarter	$3.03	$5.00
First Quarter	$2.21	$3.39

The market price of a share of our common stock may continue to fluctuate in response to a number of factors, including:

●	announcements of new products or product enhancements by us or our competitors;
●	fluctuations in our quarterly or annual operating results;
●	developments in our relationships with customers and suppliers;
●	the loss of services of one or more of our executive officers or other key employees;
●	announcements of technological innovations or new systems or enhancements used by us or our competitors;
●	developments in our or our competitors’ intellectual property rights;
●	adverse effects to our operating results due to impairment of goodwill;
●	failure to successfully implement the Amended Plan
●	failure to meet the expectation of securities analysts’ or the public;
●	general economic and market conditions;
●	our ability to expand our operations, domestically and internationally, and the amount and timing of expenditures related to this expansion;
●	litigation involving us, our industry or both;
●	actual or anticipated changes in expectations regarding our performance by investors or securities analysts; and
●	price and volume fluctuations in the overall stock market from time to time.

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

As of December 31, 2010, NutraCea had 193,359,109 shares of common stock outstanding. Additionally, as of December 31, 2010, options and warrants to purchase approximately 79,915,000 shares of our common stock were outstanding. The possibility that substantial amounts of our outstanding common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

The exercise of outstanding options and warrants may dilute current shareholders.

As of December 31, 2010, there were outstanding options and warrants to purchase approximately 79,915,000 shares of our common stock. Holders of these options and warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Moreover, while these options and warrants are outstanding, our ability to obtain financing on favorable terms may be adversely affected.

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

Our Board of Directors, without further action or vote by holders of our common stock, has the right to establish the terms, preference, rights and restrictions and issue shares of preferred stock.  The terms of any series of preferred stock could be issued with terms, rights, preferences and restrictions that could adversely affect the rights of holders of our common stock and thereby reduce the value of our common stock. The designation and issuance of preferred stock favorable to current management or shareholders could make it more difficult to gain control of our Board of Directors or remove our current management and may be used to defeat hostile bids for control which might provide shareholders with premiums for their shares. We have designated and issued five series of preferred stock, no shares of which remain outstanding as of December 31, 2010.  We may issue additional series of preferred stock in the future.

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

Not applicable

Item 2. Properties

We maintain various facilities that are used for manufacturing, warehousing, research and development, distribution, and administrative functions. These facilities consist of both owned and leased properties.

The following summarizes the properties used to conduct our operations:

Primary Segment	Location	Status	Primary Use

NutraCea	West Sacramento, California	Leased	Warehousing, and Administrative

	Mermentau, Louisiana	Owned	Manufacturing
	Lake Charles, Louisiana	Building – Owned Land - Leased	Manufacturing (temporarily idled May 2009)
	Dillon, Montana	Owned	Manufacturing (held for sale)
	Phoenix, Arizona	Owned	Manufacturing and Warehousing (sold in September 2010)

	Scottsdale, Arizona	Leased	Administrative – corporate offices

Irgovel	Pelotas, Brazil	Owned	Manufacturing, R&D, Administrative

We believe that all facilities are in good operating condition, the machinery and equipment are well-maintained, the facilities are suitable for their intended purposes and they have capacities adequate for current operations. The properties are covered by insurance but insurance for the properties located in Louisiana is subject to high deductibles and limitations on damages due to tropical storms.

Item 3. Legal Proceedings

Various lawsuits, claims, proceedings and investigations are pending involving us as described below in this section. In accordance with Accounting Standards Codification (ASC) No. 450, Contingencies, when applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. In addition to the matters described herein, we are involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

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

Shareholder Class Action

On February 27, 2009 and on April 27, 2009 securities class actions lawsuits were filed in the District Court for the District of Arizona against the Company and certain of its current and former officers and directors. On May 29, 2009 the cases were consolidated into a single action (the “Federal Action”) and lead plaintiff was appointed.  On July 1, 2009, lead plaintiff filed a consolidated class action complaint on behalf of all persons who purchased NutraCea common stock between April 2, 2007 and February 23, 2009.  The complaint alleged that the Company filed material misstatements in publically disseminated press releases and SEC filings misstating the Company’s financial condition and certain transactions during the period in question. An amended consolidated complaint was filed on September 25, 2009.

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

Shareholder Derivative Action

In addition to the shareholder class actions, on March 30, 2009 and May 9, 2009, two shareholder derivative lawsuits were filed in Maricopa County Superior Court by persons identifying themselves as shareholders of the Company and purporting to act on its behalf, naming the Company as a nominal defendant and naming its former Chief Executive Officer and its then current Board of Directors as defendants.

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

By an order entered on June 3, 2009, the superior court consolidated these two cases into one action captioned In re:  NutraCea Derivative Litigation, Case No. CV2009-051495. Following the Chapter 11 Case filing, the defendants filed a motion to dismiss the action for lack of standing. On February 10, 2010, in response to that motion, plaintiffs filed a voluntary dismissal without prejudice of both actions and the Court entered the dismissals.

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

On January 13, 2011, the SEC filed a complaint in the United States District Court for the District of Arizona alleging that the Company violated Section 17(a) of the Securities Act of 1933, 15 U.S.C. § 77q(a), Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78m(a), 78m(b)(2)(A), and 78m(b)(2)(B), and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder, 17 C.F.R. §§ 240.10b-5, 240.12b-20, 240.13a-1, and 240.13a-13 (the “SEC Action”).  The Company has settled these allegations with the SEC, without admitting or denying them, and has consented to the entry of a Final Judgment of Permanent Injunction (the “Consent Judgement), which, among other things, permanently restrains and enjoins NutraCea from violations of Section 17(a) of the Securities Act of 1933 (“Securities Act”), 15 U.S.C. § 77q(a), Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act of 1934 (“Exchange Act”), 15 U.S.C. §§ 78j(b), 78m(a), 78m(b)(2)(A), and 78m(b)(2)(B), and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder, 17 C.F.R. §§ 240.10b-5, 240.12b-20, 240.13a-1, and 240.13a-13.  The Consent Judgment was entered filed in the SEC Action on February 14, 2011.  No financial penalty was assessed by the SEC against the Company.

W.D. Manor Mechanical Contractors, Inc. and Related Matters

On April 30, 2009, W.D. Manor Mechanical Contractors, Inc. (“W.D.”) filed a complaint against NutraPhoenix, LLC, a wholly owned subsidiary of the Company, the Company and other unrelated defendants in Superior Court of Arizona, Maricopa County (CV2009-013957) arising out of the construction of a facility in Phoenix, Arizona that was owned by NutraPhoenix, LLC and at which the Company was the tenant.  Various other sub-contractors joined in the lawsuit and asserted lien claims. These claims have been accrued and expensed in our consolidated financial statements as of December 31, 2009. With the sale of the Phoenix facility in September 2010, all claims held by W. D. and the other subcontractors who joined in the lawsuit, totaling $699,000, were paid in full from the proceeds of the sale and the lawsuit was dismissed.

Halpern

On January 21, 2009, Halpern Capital Inc, filed a complaint against NutraCea in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida (Case No: 09-04688CA06) arising out of a financial advisory and investment banking relationship.  The two parties reached a confidential settlement agreement that included cash payment and warrants. The total value of the settlement was accrued in our Consolidated Financial Statements as of December 31, 2008 and is included in our pre-petition liability.

Farmers’ Rice Milling

Farmers’ Rice Milling (“FRM”) contended that the Company defaulted by failing to pay rentals due under two leases between the parties: (i) the March 15, 2009 ground lease, as amended on November 1, 2008 and (ii) the April 15, 2007 Warehouse lease (collectively the “Leases”).  FRM filed suit against the Company to terminate the Leases and recover damages thereunder. This suit was filed in the 14th Judicial District Court on June 24, 2009 and was timely removed to the United States District Court, Western District of Louisiana, Lakes Charles division.  The Company filed an Answer and Counterclaim and deposited into the registry of the court the sum of $60,425 constituting the rental due under both the Leases, a late fee due under the Warehouse lease plus accrued interest.   Following the filing of the Chapter 11 Reorganization both leases were assumed under Section 365 of the Bankruptcy Code, the arrearages were paid and the lawsuit was dismissed. FRM also asserted a claim for monetary damages for breach of a supply agreement, but that claim was dismissed from the lawsuit and allowed as a general unsecured claim in the Chapter 11 Reorganization.

Item 4. (Removed and Reserved)

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

HOLDERS

As of December 31, 2010, there were approximately 287 holders of record of our common stock.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

The following securities were issued during the fourth quarter of 2009:

On October 19, 2009, the Company issued an option to purchase 100,875 shares of our Common Stock to its current directors in lieu of cash for services provided in the third quarter of 2009 at strike price of $0.20 with a five year expiry.

On November 3, 2009 the Company issued options to purchase 600,000 shares of our Common Stock to current employees at a strike price of $0.22 with a five year expiration date.

The securities described were issued in private placement transactions to a limited number of recipients in reliance on Section 4(2) of the Securities Act of 1933, as amended, and/or Regualtion D promulgated under the Securities Act. Each person or entity to whom securities were issued represented that the securities were being acquired for investment purposes, for the person's or entitiy's own account, not  as nominee or agent, and not with a view to the resale or distribution of any part there of in violation of the Securities Act.

SHARE REPURCHASES

We did not repurchase any of our common stock in 2009.

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

Index

Executive Summary

The year ended December 31, 2009 was a challenging year for NutraCea. Due to recurring losses, liquidity was severely constrained ultimately leading to a default under our secured credit facility.  In addition, as a  result of an internal investigation by the audit committee and an external investigation by the Securities and  Exchange Commission (SEC), the Company restated its prior year financial statements (filed on October 20, 2009 in our Annual Report on Form 10-K for the year ended December 31, 2008).  A class action lawsuit was also filed by shareholders.  Significant resources, both financial and management were devoted to the above matters.  Ultimately, these changes led to NutraCea filing for relief under Chapter 11 of the Bankruptcy Code.

Basis of Presentation and Going Concern

The Company financial statements have been prepared assuming the Company will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced recurring losses and negative cash flows from operations.  Due to defaults under its credit agreement with Wells Fargo, the Company’s credit lines were reduced to approximately $3.5 million as of July 2009, which was the level of the current outstanding loans and obligations at that time. NutraCea also entered into a forbearance agreement with Wells Fargo pursuant to which Wells Fargo agreed to forebear from exercising its rights and remedies with respect to the existing defaults. NutraCea was behind on its payments to vendors and had defaulted on several agreements due to non-payment resulting in declaring bankruptcy. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management has taken steps to improve profitability and liquidity by reducing our U.S. based employee head count at both the corporate and plant operations level. The reductions in force that occurred at various times throughout 2009 resulted in annualized savings of approximately $2.4 million. In January of 2010. an additional corporate reduction in force was enacted resulting in annualized savings of $0.8 million. Effective January 1, 2010, the Company moved its corporate headquarters to less expensive office space resulting in yearly rent savings of approximately $1.2 million. The combined effect of the cost cutting efforts total $4.4 million.

In an ongoing effort to improve profitability, significant emphasis will be placed on growing sales. The growth of revenues is expected to include the following:

●	growing sales in existing markets, including bulk SRB and rice bran oil; and
●	aligning with strategic partners who can provide channels for additional sales; of our products, including products derived from rice-bran oil extraction.

In the past the Company has turned to the equity markets for additional liquidity. This is not a likely source of funds at this time due to the Company’s financial position, the state of the equity markets and the bankruptcy filing. Combined with expense reduction efforts and growth of sales, Company management intends to provide the necessary cash to continue operations through the monetization of certain assets and is expected to include some or all of the following:

●	sale or a sale- lease back of certain of the Company’s facilities;
●	sale of a non-controlling interest in one or more of the Company’s subsidiaries;
●	sale of certain trademarks to strategic buyers that could become long-term buyers of bulk SRB; or
●	sale of surplus equipment.

We have already taken steps to pursue several of these potential sources of cash (see Note 26 to the Consolidated Financial Statement included herein).  Successful monetization of one or more of the assets identified above could yield sufficient cash to enable the Company to remain a going concern.  Some of these sales could result in additional non-cash write downs of asset values.  Although management believes that they will be able to obtain the funds necessary to continue as a going concern there can be no assurances that the means for maintaining this objective will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Index

     Acquisition of Irgovel

In February, 2008 the Company acquired 100% ownership of Industria Riograndens De Oleos Vegetais Ltda. (“Irgovel”), a limited liability company organized under the laws of the Federative Republic of Brazil, which operates a rice-bran oil manufacturing facility in Pelotas, Brazil. On December 29, 2010 Nutra SA LLC, NutraCea’s wholly owned subsidiary sold approximately 35.6% of its ownership of Irgovel to AF Bran Holdings-NL LLC and AF Bran Holding LLC  (see Note 11 to the Consolidated Financial Statements included herein).

Segments

With the acquisition of Irgovel, the Company now operates in two reporting segments; the NutraCea segment, which manufactures and distributes ingredients primarily derived from SRB, utilizing our unique and proprietary technology and the Irgovel segment, which consists of our rice-bran oil and fatted and de-fatted rice bran manufacturing subsidiary in Pelotas, Brazil.

Significant Events

As noted above, the Chapter 11 Reorganization was filed on November 10, 2009; the Amended Plan was confirmed on October 27, 2010 and became effective on November 30, 2010.  The Company’s payment obligations under the Amended Plan are estimated to total $7 million.  It intends to discharge these obligations by selling non-core assets, collecting outstanding receivables, and borrowing on a secured basis.  To secure a portion of these payment obligations, unsecured creditors were granted a lien in all of the Company’s assets.  The lien is administered and may be enforced by a Plan Agent, who was jointly selected by the Company and the Official Unsecured Creditors Committee.  The Plan Agent may, among other things, sell specified assets of the Company if the payment benchmarks set forth in the Amended Plan are not met.

Results of Operations

The following is a detailed discussion of our consolidated financial condition as of December 31, 2009, and 2008 and the results of operations for fiscal years ended December 31, 2009, 2008 and 2007, which should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and notes there to included elsewhere in this report. The Consolidated Financial Statements (see Part II - Item 8. FINANCIAL STATEMENTS) represent annual results for NutraCea.

Year Ended DECEMBER 31, 2009 Compared to Year Ended DECEMBER 31, 2008

Total Revenue and Gross Profit

For the year ended December 31, 2009, total revenues were $33,223,000 compared to $35,224,000 in the comparable period of 2008.  This represents a decrease of $2,001,000 or 5%. The decrease in revenue in the NutraCea segment was $532,000 or 3% of its total revenue.  The Irgovel segment experienced a decrease in total revenue of $1,469,000 or 7% of its total revenue.  The decrease in the Irgovel segment was a result of currency exchange rate changes.  Included in the 2009 NutraCea and Irgovel segment results were sales returns of $157,000 and $279,000 as compared to $667,000 and $0, respectively in 2008.  In arriving at total revenues, gross revenues are reduced by provisions for estimates, including discounts, performance and promotions, price adjustments and returns.

Royalty, label and licensing fees revenue for the year ended December 31, 2009 was $39,000 compared to $48,000 in the comparable year.

Cost of goods sold for the year ended December 31, 2009 was $27,054,000 as compared to $30,416,000 for the year ended December 31, 2008.  This represents a decrease of $3,362,000 or 11%.   Our NutraCea segment experienced a decrease of $3,517,000 or 24% primarily due to lower raw bran prices, lower utilities, lower transportation costs, and the phasing out of slow moving products.  In October 2009, our Mermentau facility, which was idled in May 2009, restarted production which helped meet increasing demand for SRB. During 2009, the NutraCea segment operated at 30.2% of capacity.  The Irgovel segment incurred costs of goods sold of $15,938,000.

Index

Gross profit for the year ended December 31, 2009 was $6,169,000 as compared to $4,808,000 for the year ended December 31, 2008. The Irgovel segment contributed $2,794,000 to gross profit.  The NutraCea segment contributed $3,375,000 to gross profit and experienced an increase of $2,985,000 or 765% primarily due to lower raw bran prices, lower transportation costs, lower utilities, and the phasing out of the infomercial product line.  Gross margins were 19% for the period ended December 31, 2009 as compared to 14% for the comparable period ended December 31, 2008.

The following table illustrates the gross profit contribution by each of our segments for the years ended December 31:

													Increase/
	2009						2008						(Decrease)
	Consolidated	%	NutraCea	%	Irgovel	%	Consolidated	%	NutraCea	%	Irgovel	%
Net product sales	$33,184,000		$14,452,000		$18,732,000		$35,176,000		$14,975,000		$20,201,000		$(1,992,000)
Royalty and licensing	39,000		39,000		—		48,000		48,000		—		(9,000)
Total revenues	33,223,000	100	14,491,000	100	18,732,000	100	35,224,000	100	15,023,000	100	20,201,000	100	(2,001,000)

Cost of sales	27,054,000	81	11,116,000	77	15,938,000	85	30,416,000	86	14,633,000	97	15,783,000	78	(3,362,000)
Gross profit	$6,169,000	19	$3,375,000	23	$2,794,000	15	$4,808,000	14	$390,000	3	$4,418,000	22	$1,361,000

Operating expenses

Sales, General and Administrative (SG&A) expenses were $21,003,000 and $23,785,000 in 2009 and 2008, respectively. The Irgovel segment SG&A expense increased by $104,000 or 3%. The NutraCea segment SG&A expense decreased by $2,782,000 or 12%.  The majority of decrease was due to reductions in the work force that occurred in May and July 2009 and a decrease in stock options awarded in 2009.  Depreciation and amortization increased by $1,323,000 due to the completion of our Phoenix facility and the leasehold improvements to the Phoenix building.  Below is a breakdown of SG&A for the years ended December 31:

			Increase
	2009	2008	(Decrease)
Payroll and Benefits	$7,143,000	$8,049,000	$(906,000)
Sales & Marketing	873,000	1,190,000	(317,000)
Operations	771,000	1,076,000	(305,000)
Depreciation and Amortization	3,353,000	2,030,000	1,323,000
Stock Option and Warrant Expense	574,000	2,510,000	(1,936,000)
Other SG&A	4,439,000	5,184,000	(745,000)
Total NutraCea Segment SG&A	17,153,000	20,039,000	(2,886,000)
Irgovel SG&A	3,850,000	3,746,000	104,000
Total Consolidated SG&A	$21,003,000	$23,785,000	$(2,782,000)

Research and Development (R&D) expenses were $897,000 and $1,509,000 in 2009 and 2008, respectively.  The decrease was attributed to decreased R&D activities and a reduction in scientific staff compared to the same period last year.  The Company expects to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications.

Bad debt expense was $125,000 for the year ended December 31, 2009, a decrease of $2,097,000 over 2008.

Professional fees were $2,797,000 and $4,922,000 for the years ended December 31, 2009 and 2008, respectively.  The largest contributor to this decrease related to a $500,000 accrual recorded in March of 2008 for Theorem Brokers fee related to Medan as discussed in Note 11 of the Consolidated Financial Statements included herein.  Professional fees are expenses associated with consultants, accounting, SOX 404 compliance, and outside legal counsel.

The NutraCea segment recorded an impairment of $8,845,000 associated with its long lived assets, which included the Phoenix building and equipment related to the cereal product line and impairment associated with the Lake Charles building; and $1,594,000 associated with its intangible assets, which included the Equine Trademarks, for the year ended December 31, 2009, as discussed in Notes 8 and 9 to the Consolidated Financial Statements included herein.

Index

Other income (expense)

Total other income (expense) increased by $573,000 to $42,000 for the year ended December 31, 2009 as compared to $(531,000) for the year ended December 31, 2008.  Below is the detail, by segment for the years ended December 31:

							Increase
	2009			2008			(Decrease)
	Consolidated	NutraCea	Irgovel	Consolidated	NutraCea	Irgovel
Interest income	$448,000	$91,000	$357,000	$850,000	$716,000	$134,000	$(402,000)
Interest expense	(2,314,000)	(1,727,000)	(587,000)	(728,000)	(315,000)	(413,000)	(1,586,000)
Equity income/loss in equity investments	(218,000)	(218,000)	—	(240,000)	(240,000)	—	22,000
Gain on settlement	—	—	—	47,000	47,000	—	(47,000)
Loss on foreign exchange	(72,000)	(72,000)	—	—	—	—	(72,000)
Warrant liability income	2,634,000	2,634,000	—	—	—	—	2,634,000
Other income (expense)	(436,000)	(443,000)	7,000	(460,000)	(297,000)	(163,000)	24,000
Total other (expenses) income	$42,000	$265,000	$(223,000)	$(531,000)	$(89,000)	$(442,000)	$573,000

Interest income decreased $402,000 due to lower cash balances available for investment in 2009.

Interest expense was $2,314,000 and $728,000 for the years ended December 31, 2009 and 2008, respectively due to the establishment of a new credit facility with Wells Fargo and the preferred dividends on our Series D and E Preferred Stock (see Liquidity and Capital Resources for further discussion).  The increase in Warrant liability income is primarily due to the adoption of ASC 815 and recognition of warrants associated with the Series D and E Preferred Stock (see Note 22 to the Consolidated Financial Statements included herein).  As a result of this adoption of the new accounting guidance warrants to purchase 42,801,000 of our common stock previously treated as equity were no longer afforded equity treatments. Effective January 1, 2009 we reclassified the fair value of these warrants, from equity to liability, which created an initial liability of $3,913,000 as of January 1, 2009. The fair value of these warrants as of December 31, 2009 decreased causing a reduction of the liability to $896,000 resulting in a non-cash warrant liability income of $3,017,000. As a result of recognizing warrants associated with the Series D and E Preferred Stock, a liability of $1,156,000 was recorded at January 1, 2009. At December 31, 2009 the fair value decreased to $383,000 resulting in a net expense for these warrants of $383,000.

Income taxes

Income tax benefit (expense) for the year ended December 31, 2009 increased $538,000 to $474,000 from ($64,000) for the prior year due to a payment of Brazil corporate income taxes.

As of December 31, 2009 the Company recorded a deferred tax liability of $5,110,000.  Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2009 and 2008, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2009, net operating loss carry-forwards were approximately $102,380,000 for federal tax purposes that expire at various dates from 2011 through 2023 and $61,017,000 for state tax purposes that expire in 2011 through 2018.

Utilization of net operating loss carry-forwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended and similar state regulations.  The annual limitation may result in expiration of net operating loss carry-forwards before utilization.

Reorganization items

Reorganization expenses were $3,425,000 for the year ended December 31, 2009. These expenses included professional expenses of $180,000, loss on disposal of long lived assets, mainly leasehold improvements and furniture and fixture of $3,016,000 related to the old headquarters and additional impairment of $229,000 related to the furniture and fixtures. These expenses are classified as Reorganization expenses as they were incurred as a direct result of the Chapter 11 Reorganization.

Index

Year Ended DECEMBER 31, 2008 Compared to Year Ended DECEMBER 31, 2007

Total Revenue and Gross Profit

For the year ended December 31, 2008, total revenues were $35,224,000 compared to $12,726,000 in the comparable year. This represents an increase of $22,498,000 or 177%. The 2008 acquisition of Irgovel contributed revenues of $20,201,000. The NutraCea segment experienced an increase in total revenue of $2,297,000 or 18%.  Included in the 2008 NutraCea segment results are sales returns of $667,000 due primarily to prior year sales to one customer in our private label product line.  The increase in revenue in the NutraCea segment is primarily due to increased sales in our core SRB product lines and the recognition of RiceNShine revenue in 2008 associated with the bill and hold transaction originally recorded in 2007.

Royalty, label and licensing fees revenue for the year ended December 31, 2008 was $48,000 compared to $340,000 in 2007. The decrease of $292,000 is primarily the result of recognizing $300,000 in revenue from the sale of a license to Herbal Science in 2007 (see Note 11 to the Consolidated Financial Statement herein).

In arriving at total revenues, gross revenues are reduced by provisions for estimates, including discounts, performance and promotions, price adjustments and returns.

Cost of goods sold for the year ended December 31, 2008 was $30,416,000 as compared to $8,883,000 for the year ended December 31, 2007. This represents an increase of $21,533,000 or 242%.  The 2008 acquisition of Irgovel contributed costs of goods sold of $15,783,000.  Our NutraCea segment experienced an increase of $5,750,000 or 65% primarily due to historically high raw bran prices, higher energy and transportation costs, and continued investment in production capacity, low capacity utilization rates, charges related to slow moving product, and the phasing out of the high margin infomercial product line. During the 2008 year, our NutraCea segment operated at 30% of capacity.  Our Mermentau plant was idle May through July due to the rice mill that supplies the plant not milling rice because of business conditions at their mill not related to our operations.  Our Lake Charles plant began operations in May 2008; however, full production levels have not been reached.  Additionally, hurricane weather disrupted normal operations at all three of our gulf cost facilities, Lake Charles, Mermentau, and Freeport. Based on the level of demand for SRB and our ability to meet that demand with our production facilities in California, the Company permanently closed its Freeport facility in May 2009 and temporarily idled the Mermentau and Lake Charles facilities in May 2009.

Gross profit for the year ended December 31, 2008 was $4,808,000 as compared to $3,843,000 for the year ended December 31, 2007. The acquisition of Irgovel contributed $4,418,000 to gross profit.  The NutraCea segment experienced a decrease of $3,453,000 primarily due to historically high raw bran prices, higher energy and transportation costs, continued investment in production capacity, low capacity utilization rates, charges related to slow moving product, and the phasing out of the high margin infomercial product line.  While we were not able to pass through 100% of the raw material price increases, we successfully implemented some pricing increases in the fourth quarter and continue to evaluate our pricing strategy, cost structure, and underperforming production assets on a go-forward basis.  Gross margins were 14% for the year ended December 31, 2008 as compared to 30% for the comparable year ended December 31, 2007.

The following table illustrates the gross profit contribution by each of our segments for the years ended December 31:

									Increase/
	December 31, 2008						December 31, 2007		(Decrease)
	Consolidated	%	NutraCea	%	Irgovel	%	NutraCea	%
Net product sales	$35,176,000		$14,975,000		$20,201,000		$12,386,000		$22,790,000
Royalty and licensing	48,000		48,000		—		340,000		(292,000)
Total revenues	$35,224,000	100	$15,023,000	100	$20,201,000	100	$12,726,000	100	$22,498,000

Cost of sales	30,416,000	86	14,633,000	97	15,783,000	78	8,883,000	70	21,533,000
Gross profit	$4,808,000	14	$390,000	3	$4,418,000	22	$3,843,000	30	$965,000

Index

Operating expenses

Sales, General and Administrative (SG&A) expenses were $23,785,000 and $18,258,000 in 2008 and 2007, respectively. The 2008 acquisition of Irgovel added $3,746,000 of incremental SG&A. The NutraCea segment SG&A expense increased by $1,781,000 or 10%.  The majority of the increase was due to expanded investment in personnel and production capacity.  Depreciation and amortization increased $846,000 due to the completion of our Lake Charles facility and the leasehold improvements completed at our corporate office.  Sales and Marketing expense decreased $1,385,000 due to exiting the infomercial sales channel and targeting marketing dollars more effectively.  Stock Option expense was $2,510,000 and $2,166,000 for the year ended December 31, 2008 and 2007, respectively, which represents stock options granted to individuals or companies for services rendered in lieu of cash.   Below is a breakdown of SG&A for the years ended December 31:

			Increase
	2008	2007	(Decrease)
Payroll and Benefits	$8,049,000	$6,478,000	$1,571,000
Sales & Marketing	1,190,000	2,575,000	(1,385,000)
Operations	1,076,000	1,035,000	41,000
Depreciation and Amortization	2,030,000	1,184,000	846,000
Stock Option and Equity Warrant Expense	2,510,000	2,166,000	344,000
Other SG&A	5,184,000	4,820,000	364,000
Total NutraCea Segment SG&A	20,039,000	18,258,000	1,781,000
Irgovel SG&A	3,746,000	—	3,746,000
Total Consolidated SG&A	$23,785,000	$18,258,000	$5,527,000

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

Bad debt expense was $2,222,000 for the year ended December 31, 2008, an increase of $1,972,000 over 2007.  A significant portion of bad debt expense in 2008, $2,198,000, was related to VLI and customers we no longer do business with or product lines we no longer sell.

Professional fees were $4,922,000 and $3,848,000 for the year ended December 31, 2008 and 2007, respectively.  Professional fees are expenses associated with consultants, accounting, SOX 404 compliance, and outside legal counsel.  The increase of $1,074,000 or 28% was mainly due to the litigation and settlement agreement with Halpern.

Impairment of goodwill was $33,231,000 and $1,300,000 in the year ended December 31, 2008 and 2007, respectively (see Note 25 to the Consolidated Financial Statements included herein).  Impairment of our investment in PIN was $3,996,000 in 2008 and our gain on deconsolidation of VLI was $1,199,000 (see Note 11 to the Consolidated Financial Statements contained herein).

Other income (expense)

Total other income (expense) decreased by $4,508,000 to ($531,000) for the year ended December 31, 2008 as compared to $3,977,000 for the year ended December 31, 2007.  Below is the detail by each of our segments for the years ended December 31:

					Increase
	2008			2007	(Decrease)
	Consolidated	NutraCea	Irgovel	NutraCea
Interest income	$850,000	$716,000	$134,000	$3,200,000	$(2,350,000)
Interest expense	(728,000)	(315,000)	(413,000)	(1,000)	(727,000)
Gain on settlement	47,000	47,000	—	1,250,000	(1,203,000)
Loss on equity investments	(240,000)	(240,000)	—	(309,000)	69,000
Other income (expense)	(460,000)	(297,000)	(163,000)		(460,000)
Loss on sale of marketable securities	—	—	—	(163,000)	163,000
Total other (expenses) income	$(531,000)	$(89,000)	$(442,000)	$3,977,000	$(4,508,000)

Index

Interest income decreased $2,350,000 due to lower cash balances available for investment in 2008.

Interest expense was $728,000 and $1,000 for the years ended December 31, 2008 and 2007, respectively.  The increase of $727,000 is primarily due to increased debt levels.  The most significant items were the issuance of Series D Preferred Stock in October 2008 and the establishment of a new credit facility with Wells Fargo (see Liquidity and Capital Resources for further discussion).

Gain on settlement decreased $1,203,000 as a result of the settlement in 2007 of a lawsuit related to our investment in Langley Park (see Note 4 to the Consolidated Financial Statements included herein).

Income taxes

Income tax expense for the year ended December 31, 2008 increased $44,000 to $64,000 from $20,000 for the prior year due to a 2008 payment of Brazil and state of California corporate income taxes.

As of December 31, 2008, the Company recorded a deferred tax liability of $4,187,000.  Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. At December 31, 2008 and 2007, management determined that realization of these benefits is not assured and has provided a valuation allowance for the entire amount of such benefits. At December 31, 2008, net operating loss carry-forwards were approximately $84,880,000 for federal tax purposes that expire at various dates from 2011 through 2022 and $59,445,000 for state tax purposes that expire in 2010 through 2017.

Utilization of net operating loss carry-forwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended and similar state regulations.  The annual limitation may result in expiration of next operating loss carry-forwards before utilization.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $952,000 and $4,867,000 at December 31, 2009, and 2008 respectively.

At December 31, 2009, we also had $1,915,000 of restricted cash classified as current assets (see Note 15 – to the Consolidated Financial Statements included herein).  The amount of $1,915,000 represents restricted cash to cover certain litigation matters under the purchase agreement terms of the acquisition of Irgovel.

Cash used in operating activities was $8,779,000 for the year ended December 31, 2009, compared to net cash used in operations in 2008 of $17,512,000 a decrease of $8,733,000.  The cash used in operations for the year ended December 31, 2009 resulted primarily from our net loss of $32,203,000 offset by non-cash charges of: $6,955,000 for depreciation and amortization, impairment charges of $10,439,000, loss on retirement of assets of $254,000, stock based charges of $1,435,000, and warrant liability income of $2,765,000.  An additional $229,000 of impairment costs and $3,016,000 of losses in retirement of assets were recorded as reorganization items due to the Chapter 11 Reorganization.

The changes in our operating assets and liabilities and the associated impacts on our net cash used in operations during the year ended December 31, 2009 provided cash of $3,935,000 and primarily consisted of a decrease in inventory of $1,024,000 and an increase in accounts payable and accrued expenses of $1,980,000.

                Cash provided/(used) in investing activities was $5,269,000 and ($48,334,000) for the years ended December 31, 2009, and 2008, respectively.  Cash provided in the year ended December 31, 2009 resulted primarily from the reduction of restricted cash by $3,281,000, the selling of our interest in PIN for $1,675,000, the reduction of our cash investment in Grain Enhancements of $950,000, the conversion of our interest in Vital Living into a notes receivable and the collection on all notes receivable resulting in cash provided of $823,000, and the use of $1,768,000 to purchase fixed assets.  In 2008, we used $29,829,000 to purchase both fixed and intangible assets and an additional $15,014,000 to acquire Irgovel.

Index

Cash provided / (used) by financing activities for the year ended December 31, 2009 and 2008 was ($487,000) and $29,380,000, respectively.  The results for the year ended December 31, 2009 resulted primarily from the payment on redemption of Series D and E Preferred Stock totaling $556,000.  In 2008, we raised $18,775,000 (net of expenses) through a registered offering of common stock and warrants and $5,000,000 through the registered offering of Series D Preferred Stock and warrants.  We also established a credit facility with Wells Fargo which has an outstanding balance of $5,000,000 of which $1,500,000 was held as restricted cash as of December 31, 2008.

Our working capital position was $7,317,000 and ($3,298,000) as of December 31, 2009 and 2008, respectively.

The Company has experienced recurring losses and negative cash flows from operations.  Due to defaults under its credit facility with Wells Fargo, the Company’s credit lines were reduced to approximately $3,500,000, which was the level of the current outstanding loans and obligations at the time.  In July, 2009, NutraCea, along with NutraPhoenix, LLC, a wholly-owned subsidiary of NutraCea, entered into a forbearance agreement with Wells Fargo pursuant to which Wells Fargo agreed to forebear from exercising its rights and remedies with respect to the existing defaults.  The results of the forbearance agreement are further described in the accompanying financial statements under Note 14 to the Consolidated Financial Statements included herein.

In connection with the Company’s filing for voluntary petition for reorganization under Chapter 11 of the bankruptcy code, the Company, NutraPhoenix, LLC, and Wells Fargo entered into a credit and security agreement which satisfied the outstanding obligations of the forbearance agreement and provided support for the Company’s working capital needs.

                In 2010, the Company sold certain of its non-core assets under the approval of the bankruptcy court.  This monetization of assets has allowed the Company to pay off all of its obligations with Wells Fargo and to provide working capital for the Company.

                The Company’s management intends to provide the necessary cash to continue operations through the monetization of certain assets, growth of revenues and reduction of expenses.  The monetization of assets is expected to include the sale of a non-controlling interest in one or more of the Company’s subsidiaries and the sale of certain surplus and non-core equipment.  Certain of these actions were accomplished in 2009 and 2010, which included; 1) the sale of the cereal product equipment and building in March 2010 and September 20l0, respectively, 2) the sale of an equine product trademark on April 2010 and 3) the sale of a non-controlling interest in the holding company subsidiary that owns the Company’s Irgovel subsidiary in January 2011. The growth of revenues is expected to include the licensing of the Company’s intellectual properties, the growth in sales in existing markets including bulk SRB and rice bran oil, and the aligning with strategic partners who can provide channels for additional sales of our products.

The Company’s ability to meet long term objectives will likely be dependent upon our ability to raise additional financing through public or private equity financing, establish increasing cash flows from operations, or secure other sources of financing to fund long term operations.  There is no assurance that external funds will be available on terms acceptable to us in sufficient amounts to finance operations until we do reach sufficient positive cash flow to fund our capital expenditures.  In addition, any issuance of securities to obtain such funds would dilute percentage ownership of our shareholders.  Such dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock.  Incurring additional debt may involve restrictive covenants and increased interest costs that will strain our future cash flow.  Our inability to obtain sufficient financing may require us to delay, scale back or eliminate some or all of our product development and marketing programs, eliminate or restructure portions of our operations, restructure existing operations to attempt to ensure future viability, or seeking to merge with another company or sell all or substantially all of our assets.  Although management believes that it will be able to obtain the funds necessary for us to continue as a going concern, there can be no assurances that the means for maintaining this objective will prove to be successful.

Index

Financing Activities

 In December 2008, the Company entered into the Credit and Security Agreement (the “Agreement”) with Wells Fargo Bank, NA. (“Wells Fargo”).  The credit arrangement consisted of three separate credit facilities:

●	A revolving line of credit of $2,500,000 for working capital which bore interest at prime plus 2.5% and matured on November 30, 2011.

●	A real estate loan of $5,000,000 for general business purposes which bore interest at prime plus 3.0% and matured on December 31, 2018.

●	A term loan of $2,500,000 for general business purposes which bore interest at prime plus 3.0% and matured on November 30, 2011.

The above credit facilities were secured by the Phoenix, Arizona manufacturing building and all personal property of NutraCea other than NutraCea’s intellectual property.  NutraCea may terminate any of the above facilities at any time upon 90 days notice, subject to payment of fees and repayment of the outstanding credits.  NutraCea may terminate any of the above facilities at any time less than 90 days notice, subject to a payment of a penalty, payment of fess and repayment of the outstanding credit.  Wells Fargo may terminate the facilities at any time upon an event of default as defined in the agreement.  In the event of a default the interest rate will increase to 3.0% above the applicable interest rate for each facility.

On July 9, 2009, NutraCea received a letter from Wells Fargo Bank, NA. stating that NutraCea (i) had failed to provide audited financial annual and quarterly statements and (ii) allowed a non-permitted lien to be placed on the Monterosa Property (as defined below).  These events constitute an “Event of Default” under the Agreement.  Based on these “Events of Default”, Wells Fargo accelerated the entire principal balance due under the three separate credit facilities listed above.  At the time of the notice of default, NutraCea owed approximately $3.3 million under the credit facilities, which included principal and interest.  Due to the “Event of Default”, the interest rate increased to 3.0% above the applicable interest rate for each facility.  The credit facilities were secured against personal property owned by NutraCea located at 4502 W. Monterosa Street, Phoenix, Arizona (“Monterosa Property”).

On July 31, 2009, NutraCea and NutraPhoenix, LLC a wholly-owned subsidiary of NutraCea, entered into a Forbearance Agreement and Amendment to the Credit and Security Agreement (“Forbearance Agreement”) with Wells Fargo.  The Forbearance Agreement related to the credit facilities under the Agreement.

The Forbearance Agreement identified certain existing defaults under the Agreement and provided that Wells Fargo would forbear from exercising its rights and remedies under the Agreement on the terms and conditions set forth in the Forbearance Agreement, until the earlier of January 31, 2010 or until the date that any new default occurred under the Agreement.

The Forbearance Agreement increased the interest rates applicable to each credit facility to the default rates under the Agreement, which is 3.0% above the applicable interest rate for each facility.  In addition, the Forbearance Agreement amended the Agreement by (i) decreasing the maximum amount advanced under the line of credit to $1,500,000 from $2,500,000, (ii) terminated the term loan, and (iii) terminated any obligations Wells Fargo has to make any further advances to NutraCea in connection with the real estate loan.  Pursuant to the Forbearance Agreement, NutraCea agreed to deliver to Wells Fargo a first priority lien on certain real property located in Dillon, Montana.  As a result of signing the Forbearance Agreement our default was cured through January 31, 2010.

On November 10, 2009, NutraCea filed for a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona (the “Chapter 11 Reorganization”).  In connection with the Chapter 11 Reorganization, the Company entered into a Senior Secured Super-Priority Debtor-In-Possession Credit and Security Agreement (“DIP Credit Agreement”) among the Company, NutraPhoenix, LLC, and Wells Fargo.  The DIP Credit Agreement provided for (i) up to a $2.5 million revolving loan and letter of credit facility (the “Revolver Facility”), and (ii) up to a $4.25 million term loan (“Term Loan”) with both subject to specific borrowing bases.  The proceeds of the loans and other financial accommodations incurred under the DIP Credit Agreement would be used to refinance the outstanding obligations under the Forbearance Agreement, pay certain transactional expenses and fees, and support the Company’s working capital needs and general corporate purposes, all in accordance with the DIP Credit Agreement and the budgets which were approved by Wells Fargo.

Index

 Advances under the Revolver Facility and the Term Loan would bear interest at 9.5% and 10.0% per annum, respectively.  In addition, the DIP Credit Agreement obligates the Company to pay certain fees as described in the DIP Credit Agreement.  The Company’s obligations under the DIP Credit Agreement were secured by (i) a lien on its facilities in Phoenix, Arizona, Dillon, Montana, and Mermentau, Louisiana and on all of its personal property assets (including a pledge of all of the equity interests of each of the Company’s subsidiaries) other than certain intellectual property assets, and (ii) a super priority administrative claim in the Chapter 11 Reorganization.  The Company’s obligations under the DIP Credit Agreement may be accelerated following certain events of default, including (without limitation) any breach by the Company of any of the representations, warranties, or covenants made in the DIP Credit Agreement or the conversion of the Chapter 11 Reorganization to a case under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code.

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

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing and liquidity support or market risk or credit support risk to the Company.

CRITICAL ACCOUNTING POLICIES

A summary of our significant accounting policies is included in Note 3 to the Consolidated Financial Statements included herein. We believe the application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information about our earnings results, financial condition and cash flows.

The preparation of financial statements in accordance with Generally Accepted Accounting Principles (GAAP) requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors that they believe to be reasonable under the circumstances. In any given reporting period, actual results could differ from the estimates and assumptions used in preparing our financial statements.

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

Index

Revenue Recognition – The Company recognizes revenue for product sales when title and risk of loss pass to its customers, generally upon shipment for domestic customers and upon customer receipt for international customers and when provisions for estimates, including discounts, and price adjustments are reasonably determinable. Provisions for routine sales discounts, volume allowances, and adjustments are made in the same period the sales are recorded. Deposits are deferred until either the product has been shipped or conditions relating to the sale have been substantially performed.

Revenue from direct customers is recognized when shipment of goods occur. Each transaction is evaluated to determine if all of the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. If any of the above criteria cannot be satisfied then such a transaction is not recorded as revenue, or is recorded as deferred revenue and recognized only when the sales cycle is complete and payment is either received or becomes reasonably assured.  The Company generally does not allow right of return. Changes in judgments and estimates regarding the application of the above mentioned four criteria might result in a change in the timing or amount of revenue recognized by such transactions.

The Company also sells certain products such as infant cereal through a network of resellers and distributors.  Revenue is recognized from these customers upon shipment of products.  Each transaction is evaluated to determine if all of the following criteria have been met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred; 3) the selling price is fixed and determinable; and 4) collectability is reasonably assured. If collectability is not reasonably assured, then revenue is recognized on a cash basis.  The Company generally does not allow right of return.

Occasionally, we will grant exclusive use of our labels by customers in specific territories in exchange for a nonrefundable fee. Each label licensing provision is considered to be a separate unit of accounting. Revenue from such transactions is recognized over the licensing period.

 Allowance for Doubtful Accounts – The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts and the aging of accounts and notes receivable.  We analyze the aging of customer accounts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  From period to period, differences in judgments or estimates utilized may result in material differences in the amount and timing of our bad debt expenses.

            For the years ended December 31, 2009, 2008 and 2007, the Company recorded bad debt expense of $125,000, $2,222,000 and $254,000, respectively for both accounts and notes receivable. The allowance for doubtful accounts was $789,000 and $915,000 at December 31, 2009 and 2008, respectively.  The Company continues to evaluate its credit policy to ensure that the customers are worthy of terms and support our business plans.

Inventories - Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Provisions for potentially obsolete or slow-moving inventory are made based on our analysis of inventory levels, historical obsolescence and future sales forecasts.

Long-Lived Assets, Intangible Assets and Goodwill – Long-lived assets, consisting primarily of property and equipment, intangibles assets, and goodwill, comprise a significant portion of our total assets. Property, plant and equipment are stated at cost less accumulated depreciation.  Intangible asset are stated at cost less accumulated amortization.

The carrying values of long-lived assets, which include property, plant and equipment and intangible assets with finite lives, are evaluated periodically in relation to the expected future cash flows of the underlying assets and monitored for other potential triggering events that might indicate impairment. Adjustments are made in the event that estimated undiscounted net cash flows are less than the carrying value. The cash flow projections are based on historical experience, management’s view of growth rates within the industry, and the anticipated future economic environment.

Index

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

Stock-based compensation – Stock-based compensation expense for employees, in accordance with accounting for share-based payment under U.S. GAAP, is calculated at the grant date using the Black-Scholes-Merton valuation model based on awards ultimately expected to vest, reduced for estimated forfeitures, and expensed on a straight-line basis over the requisite service period of the grant.  Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense for non-employees is also calculated using the Black-Scholes-Merton valuation model based on the value determined when the service is complete, which is generally when vested.  The value is re-measured each reporting period over the requisite service period of the grant.  Most non-employee awards have graded vesting schedules resulting in higher compensation expense recorded early in the service period.

The Company will use alternative valuation models if grants have characteristics that cannot be reasonably estimated using the Black-Scholes-Merton model.

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

In addition the Company has issued certain Equity warrants that do not have the anti-dilutive provision feature in them and hence, they are accounted for as equity instruments.  The Equity warrants are valued using the Black-Scholes-Merton Model.

Income Taxes – The Company accounts for its income taxes by recording a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry-forwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards. A valuation allowance is established, when necessary, to reduce that deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

●	Report of BDO USA, LLP, Independent Registered Public Accounting Firm

●	Report of Perry-Smith LLP, Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2009 and 2008

●	Consolidated Statements of Operations for the three years ended December 31, 2009

●	Consolidated Statement of Changes in Shareholders’ Equity for the three years ended December 31, 2009

●	Consolidated Statements of Cash Flows for the three years ended December 31, 2009

●	Notes to Consolidated Financial Statements

●	The financial statements and financial information required by Item 8 are set forth below on pages F-1 through F-70 of this report.

Index

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 25, 2010, Perry-Smith LLP (“Perry-Smith”) was dismissed as the independent registered public accounting firm for NutraCea. The decision to dismiss Perry-Smith was approved by the Audit Committee of NutraCea’s Board of Directors.

The report of Perry-Smith on the financial statements of NutraCea as of and for the year ended December 31, 2008 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principle, other than expressing substantial doubt as to NutraCea’s ability to continue as a going concern.  The report of Perry-Smith on the effectiveness of NutraCea’s internal control over financial reporting as of December 31, 2008 contained an adverse opinion because of the effect of material weaknesses that related to (i) NutraCea not maintaining effective controls to prevent management override of controls, (ii) NutraCea not maintaining effective controls over revenue recognition and accounting for complex transactions and (iii) NutraCea’s failure to retain resources necessary to meet its public financial reporting responsibilities.  These material weaknesses and NutraCea’s plan for remediation were disclosed in Item 9A of NutraCea’s Annual Report on Form 10-K for the year ended December 31, 2008.

During NutraCea’s years ended December 31, 2009 and 2008, and through May 25, 2010, there were no disagreements with Perry-Smith on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Perry-Smith’s satisfaction, would have caused Perry-Smith to make reference to the subject matter of the disagreement in its reports on NutraCea’s financial statements, except that in March 2008, in connection with the 2007 audit, Perry-Smith disagreed with NutraCea’s initial positions regarding the impairment of certain intangible assets related to its consolidation of Vital Living, Inc., the adequacy of an allowance for doubtful accounts receivable related to a distributor of Vital Living products and whether NutraCea should capitalize or expense amounts paid by NutraCea to a former officer, each of which was satisfactorily resolved.  The Audit Committee of NutraCea’s Board of Directors discussed the subject matter of each such disagreement with Perry-Smith.  NutraCea has authorized Perry-Smith to respond fully to inquiries from BDO USA, LLP (“BDO”), NutraCea’s current independent registered public accounting firm, concerning the subject matter of each such disagreement.

During NutraCea’s years ended December 31, 2009 and 2008, and through May 25, 2010, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

Effective as of July 29, 2010, NutraCea engaged BDO as its new independent registered public accounting firm. Prior to engaging BDO, NutraCea had not consulted BDO regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did NutraCea consult with BDO regarding any disagreements with NutraCea’s prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

Item 9A. Controls and Procedures

Restatement

The Company’s Consolidated Financial Statements for fiscal 2006 and 2007 and quarterly financial information for the first three quarterly periods in fiscal 2008 and all quarters of fiscal 2007 were restated to correct errors and irregularities. The Audit Committee concluded that the errors and irregularities were primarily the result of an ineffective control environment which, among other things, permitted the following to occur:

●	recording of improper accounting entries; and
●
withholding information from, and providing of improper explanations and supporting documentation to, the Company’s Audit Committee and Board of Directors, as well as its independent registered public accountants.

Index

Management, with the assistance of numerous experienced accounting consultants (other than its firm of independent registered public accountants) that the Company retained to assist the Chief Financial Officer with the restatement efforts, continued to review the Company’s accounting practices and identified additional errors and irregularities, which were corrected in the restatement of fiscal 2006, 2007 and the first three quarters of fiscal 2008.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (“Exchange Act”) was performed as of December 31, 2009, under the supervision and with the participation of our current management, including our current Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our current Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2009 because of the material weakness described below. The Company performed additional analyses and other post-closing procedures to ensure that our Consolidated Financial Statements contained within this Annual Report were prepared in accordance with GAAP. Accordingly, management believes that the Consolidated Financial Statements included in this Annual Report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

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

     Under the supervision and with the participation of current management, including our current Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled “Internal Control-Integrated Framework.”

As a result of the material weakness described below, our management concluded that as of December 31, 2009 we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

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

Index

Management identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2009:

●
Due to additional work hours required to 1) restate the Company’s financial statements for 2006, 2007 and all quarters of 2008 and 2007; and 2) restructure the Company in its Chapter 11 Reorganization, the Company had inadequate staffing to allow it to file in a timely manner its Quarterly Reports on Form 10-Q for 2009 and 2010 and its Annual Report on Form 10-K for 2009.

PLAN FOR REMEDIATION

Management intends to hire additional financial resources through a combination of outside consultants and possible permanent additions to the accounting and reporting compliance staff. A new Chief Financial Officer joined the Company in June 2010 (see Note 26 to the Consolidated Financial Statements included herein) and with the assistance of the Audit Committee of the Board of Directors has assessed the Company's staffing requirements in order to remediate the above material weakness. With the filing of the Company's 2009 and 2010 financial reports, management feels that significant progress has been made. In addition, because the Chapter 11 Reorganization process has been completed, more effort and focus can be directed to financial reporting.

REMEDIATED MATERIAL WEAKNESSES FROM DECEMBER 31, 2008

To remediate the material weaknesses in our internal control over financial reporting described in our 2008 Annual Reports on Form 10-K, the Company implemented the remedial measures described below. In addition, the Company plans to continue evaluation of its controls and procedures and may, in the future, implement additional enhancements.

The Company’s failure to maintain an adequate control environment and have appropriate staffing resources contributed significantly to each of the material weaknesses described in the Company’s 2008 Annual Report on Form 10-K and the Company’s inability to prevent or detect material errors in its Consolidated Financial Statements and disclosures. The Company implemented the following remediation measures for the below mentioned material weaknesses:

Control environment

The Company has reinforced on a regular basis through monthly staff meetings with its employees the importance of raising any concerns, whether they are related to financial reporting, compliance with the Company’s ethics policies or otherwise, and using the existing communication tools available to them, including the Company’s hotline. It is the Company’s intention to foster an environment that should facilitate the questioning of accounting procedures and reinforce the ability and expectation of employees to raise issues to the Board of Directors if their questions or concerns are not resolved to their satisfaction.

We have strengthened our corporate governance process through the following: 1) hiring of an outside counsel to assist management in timely recording board meeting minutes, 2) emphasizing adherence to board of directors committee charters, 3) holding in person quarterly board of directors meetings, 4) providing sufficient explanations and supporting documentation to, the Company's Audit Committee and Board of Directors to enable the Board of Directors to make well informed decisions, and 5) emphasizing through communication and training, adherence to the Company's code of business conduct and ethics policy.

Revenue recognition and complex transactions

The Company implemented a process of consultation with outside consultants in analyzing complex transactions.  The Company re-enforced through communication and training the need for proper documentation and analysis of each significant transaction as contemplated by in each agreement.  Accounting position papers are prepared in a timely manner on complex revenue transactions and are cleared with the Company’s independent auditors for appropriate accounting.

We recognize that continued improvement in our internal controls is necessary and are committed to continuing our significant investments as necessary to make these improvements in our internal controls over financial reporting.

Index

Changes in Internal Control Over Financial Reporting

There were changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. These changes, as more fully described above, were:

1)	We scheduled regular board meetings, including in person board meetings.

2)	We prepared position papers on complex revenue transactions, as applicable.

3)	We implemented a process of engaging outside consultants for analyzing complex transactions.

4)	We communicated and trained employees on a regular basis through monthly staff meetings concerning financial reporting and compliance with the Company’s code of business conduct and ethics policies.

Item 9B. Other Information

None.

Index

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names, the ages as of December 31, 2010 and certain other information about our executive officers and directors are set forth below:

Name	Age	Position

W. John Short (3)(4)	61	Chief Executive Officer, and Chairman of the Board
Leo G. Gingras	53	Chief Operating Officer and President
Jerry Dale Belt	53	Chief Financial Officer and Executive Vice President
Colin Garner	52	Senior Vice President of Sales
David Bensol (2)(3)	55	Director
Edward L. McMillan (1)(3)	65	Director
James C. Lintzenich (1)(4)	56	Director
John Quinn (1)(2)	63	Director
Steven W. Saunders (2)(4)	55	Director
Kenneth L. Shropshire (3)(4)	55	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating/Governance Committee
(4)	Member of the Executive Committee

W. John Short, has served as Chief Executive Officer and Director of NutraCea since October 2009 and from July 2009 until October 2009 he served as our President. In 2008 and 2009, as CEO and Managing member of W John Short & Associates, LLC, Mr. Short was engaged as a management consultant, Advisory Board Member and/or Director to several companies including SRI Global Imports Inc., G4 Analytics Inc and Unifi Technologies Inc.  From April 2006 through December 2007, Mr. Short was the Chief Executive Officer of Skip’s Clothing Company.  From January 2004 through December 2005 Mr. Short was engaged as an advisor by the Government of El Salvador to assist in the restructuring of that country’s apparel industry in relation to the elimination of global apparel quotas.   Mr. Short has held senior positions with financial services and consumer products businesses in North America, South America, Asia and Europe including over a decade in international corporate banking with Citibank N.A. in New York, Venezuela, Ecuador and Hong Kong. The Board believes that Mr. Short's experience in the financial services and consumer products industry, including his over 35 years of management experience in this industry, his expansive network of contacts and relationships in this industry, his detailed knowledge of our business structure and our products, and his experience as the Chief Executive Officer of the Company, are the attributes, skills, experiences and qualifications that allow Mr. Short to make a valuable contribution as one of our directors.

Leo G. Gingras, has served as our Chief Operating Officer since April 2007 and our President as of October 2009.  Prior to joining NutraCea, Mr. Gingras served as Vice President of Soy Processing and Technical Services for Riceland Foods, a major rice and soybean processor, from November 2000 until March 2007.  Before November 2000, Mr. Gingras held various positions at Riceland Foods, including Manager of Oil Operations and Quality Assurance Manager.  During his appointments at Riceland Foods, Mr. Gingras oversaw several hundred employees and business units with sales over $320 million.  Prior to Mr. Gingras’ employment at Riceland Foods, he was the Research and Development Manager at Lou Ana Foods, Inc., a company with annual sales of $120 million that processes, packages and markets edible oils.

Jerry Dale Belt, has served as our Chief Financial Officer, Chief Accounting Officer and Executive Vice President since June 15, 2010.  Mr. Belt, is a Certified Public Accountant, a Certified Turnaround Professional, and a Certified Insolvency and Restructuring Advisor with thirty years experience in finance and accounting in both public and private industry and has been financial advisor for NutraCea since November 2009.  From September 2008 through June 14, 2010, Mr. Belt served as Managing Director of Restructuring for Sierra Consulting Group, a provider of turnaround, receivership, and consulting services.  From 2002 through 2008, Mr. Belt served as Managing Director for FTI Consulting, Inc., a global business advisory firm. Mr. Belt began his restructuring career in 1999 with PricewaterhouseCoopers.  Mr. Belt has consulted with companies ranging from startups to large multi-national enterprises.  Prior to 1999, Mr. Belt served for 15 years in numerous senior management positions in privately held enterprises.  From 1978 to 1984 Mr. Belt spent 6 years in the audit group of Cooper’s & Lybrand, conducting attestation services for large corporations.

Index

Colin Garner, has served as our Senior Vice President of Sales since September 1, 2010.  A seasoned sales and marketing professional Garner brings 25 years of sales experience in the technical food ingredients markets in the U.S., Canada, Latin America, Europe, Asia and the Pacific Rim.  Garner is responsible for leading the Company’s global sales initiatives for its stabilized rice bran products.  Over the course of his career, Garner has held several senior level positions with a number of recognized food ingredient manufacturers and distribution companies, most recently with Premium Ingredients International from 2009 to 2010, where he was Director of Business Development/Sales.  Previous positions include Director of Global Business Development for Kerry Ingredients & Flavors from 2007 to 2009 and Vice President, Americas at Chaucer Foods Incorporated from 2004 to 2007.

David S. Bensol, has served as one of our directors since March 2005. Mr. Bensol currently is President of Bensol Realty Corp and a management consultant. Mr. Bensol was the former CEO of Critical Home Care, which recently merged with Arcadia Resources, Inc. (AMEX: KAD) Mr. Bensol was the Executive Vice President and Director of Arcadia Resources from May 2004 until his resignation from those positions in December 2004. In 2000, Mr. Bensol founded what eventually became Critical Home Care, through a series of acquisitions and mergers. From 1979 to 1999 Mr. Bensol founded several public and private companies which became industry leaders in the areas of home medical equipment providers, acute care pharmacy providers and specialty support surface providers. Mr. Bensol served on various committees during his tenure at Arcadia including the Audit and Compensation Committees.  Mr. Bensol received a BS Pharm. from St. Johns University, New York, and became a registered pharmacist in 1978. The Board believes that Mr. Bensol’s experience in founding public and private companies which became industry leaders, his over 25 years of management experience in this industry, his expansive network of contacts and relationships in this industry, his management experience with other companies, and his detailed knowledge of our business structure and our products, are the attributes, skills, experiences and qualifications that allow Mr. Bensol to make a valuable contribution as one of our directors.

James C. Lintzenich, served as our Interim Chief Executive Officer from March 2009 until October 2009. He served as a director of Rice X Company since 2003 and director of NutraCea since October 2005. Mr. Lintzenich served as our Interim Principal Financial Officer and Interim Chief Accounting Officer since August 2009 through October 2009. Mr. Lintzenich has been a director of The RiceX Company from June 2003. From August 2000 to April 2001 Mr. Lintzenich served as President and Chief Operating Officer of SLM Corporation (Sallie Mae), an educational loan institution. From December 1982 to July 2000, Mr. Lintzenich held various senior management and financial positions including Chief Executive Officer and Chief Financial Officer of USA Group, Inc., a guarantor and servicer of educational loans. Mr. Lintzenich currently serves on the Board of Directors of the Lumina Foundation for Education.  The Board believes that Mr. Lintzenich’s vast experience holding senior management and financial positions in various industries, his over 30 years of management experience in this industry, his expansive network of contacts and relationships in this industry, his board experience with The RiceX Company, his detailed knowledge of our business structure and our products, and his experience as the former Interim Chief Executive Officer, Interim Principal Financial Officer and Interim Chief Accounting Officer, are the attributes, skills, experiences and qualifications that allow Mr. Lintzenich to make a valuable contribution as one of our directors.

Edward L. McMillan, has served as one of our directors since October 2005. He has also been a director of The RiceX Company since July 2004. From January 2000 to present Mr. McMillan has owned and managed McMillan LLC, a transaction consulting firm which provides strategic consulting services and facilitates mergers and/or acquisitions predominantly to food and agribusiness industry sectors. From June 1969 to December 1987 he was with Ralston Purina, Inc. and Purina Mills, Inc. where he held various senior level management positions including marketing, strategic planning, business development, product research, and business segment management.  From January 1988 to March 1996, McMillan was President and CEO of Purina Mills, Inc. From August 1996 to July 1997, McMillan presented a graduate seminar at Purdue University.  From August 1997 to April 1999 he was with Agri Business Group, Inc.  Mr. McMillan currently serves on the boards of directors of Balchem, Inc. (NASDAQ:BCPC), Durvet, Inc., Newco Enterprises, Inc., CHB LLC., and Pennfield, Inc.  Mr. McMillan also serves as a member of the Board of Trustees of the University of Illinois and as Chair of the University of Illinois Research Park, LLC. The Board believes that Mr. McMillan’s experience as a transaction and strategic consultant in the food and agribusiness industry sectors, his over 30 years of management experience in this industry, his expansive network of contacts and relationships in this industry,  his outside board experience with The RiceX Company, Balchem, Inc., Durvet, Inc., Newco Enterprises, Inc., CHB LLC and Pennfield, Inc., his position as a Member of the Board of Trustees of the University of Illinois, and his detailed knowledge of our business structure and our products, are the attributes, skills, experiences and qualifications that allow Mr. McMillan to make a valuable contribution as one of our directors.

Index

John J. Quinn, was appointed to the Board of Directors effective April 9, 2010.  Mr. Quinn, is a Certified Public Accountant and has spent the majority of his 40 plus year career in the public accounting business as an Assurance Partner with PricewaterhouseCoopers LLP (“PwC”) and Ernst & Young LLP (“E&Y”).  Since 2008, Mr. Quinn has been a management consultant. Mr. Quinn retired from PwC in 2008, where he performed as an assurance partner from 1998 to 2008, served in the National Office—Assurance Services in New York from 2006 to 2008 and as the Office Managing Partner in Indianapolis from 1999 to 2006. From 1993 to 1997, he was Director, Executive Vice-President and Chief Financial Officer of Standard Management Corporation, a publicly-held financial services company with US and international operations.  Prior to this, Mr. Quinn spent the first 24 years of his career in E&Y’s Indianapolis office serving a variety of clients.  Mr. Quinn served on the boards of Central Indiana Community Foundation, a $600 million foundation from 2002 to 2010, where he served as Chairman of the Board and Chairman of the Audit and Finance Committee, and Legacy Fund, Inc., an affiliated foundation. Mr. Quinn is a graduate of the University of Notre Dame (cum laude) and the Kellogg Executive Program at Northwestern University. The Board believes that Mr. Quinn’s experience as a Certified Public Accountant, including working 40 plus years in the public accounting sector, his current position as chairman of the Audit Committee, his management experience with a publicly-held financial services company, his outside board experience with Central Indiana Community Foundation and Legacy Fund, Inc., and his detailed knowledge of our business structure and our products, are the attributes, skills, experiences and qualifications that allow Mr. Quinn to make a valuable contribution as one of our directors.

Steven W. Saunders, has served as one of our directors since October 2005. He was a director of The RiceX Company from August 1998 to October 2005. Mr. Saunders has been President of Saunders Construction, Inc., a commercial construction firm, since February 7, 1991, and President of Warwick Corporation, a business-consulting firm, since 1992.  The Board believes that Mr. Saunders’ experience as an executive for nearly 20 years, his prior outside board experience with The RiceX Company, and his detailed knowledge of our business structure and our products, are the attributes, skills, experiences and qualifications that allow Mr. Saunders to make a valuable contribution as one of our directors.

Kenneth L. Shropshire, has served as one of our directors since April 2006. Mr. Shropshire has been a professor at the Wharton School of the University of Pennsylvania since 1986; in this capacity serving as a David W. Hauck professor since 2001, the chair of the Department of Legal Studies from 2000 to 2005, and the faculty director of the Sports Business Initiative since 2004. Mr. Shropshire was of counsel at the law firm of Van Lierop, Burns & Bassett, LLP, from 1998 to 2004 and has been a practicing attorney in Los Angeles, California, focusing on sports and entertainment law. Mr. Shropshire has also taught coursework at the University of Pennsylvania School of Law, the University of San Diego School of Law and Southwestern University School of Law.  Mr. Shropshire currently is a member of the board of directors of Valley Green Bank.  The Board believes that Mr. Shropshire’s experience as a professor at the Wharton School of the University of Pennsylvania for almost 25 years and a lecturer at various law schools, including the University of Pennsylvania School of Law, his outside board experience with Valley Green Bank, and his detailed knowledge of our business structure and our products, are the attributes, skills, experiences and qualifications that allow Mr. Shropshire to make a valuable contribution as one of our directors.

The term of office of each person elected as a director will continue until the next annual meeting of shareholders or until his or her successor has been elected and qualified.

Index

Audit Committee

Our board of directors has a separately-designated standing audit committee (the “Audit Committee”).  The Audit Committee assists the full board of directors in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm.  The current members of the Audit Committee are John Quinn (Chairman), James Lintzenich and Edward McMillan.  Our board of directors has determined that Mr. Quinn and McMillan are “independent” as defined by the applicable NASDAQ listing rules, the Sarbanes-Oxley Act of 2002 and the regulations of the Securities and Exchange Commission (“SEC”), and that Mr. Lintzenich and Quinn each qualify as an “audit committee financial expert” as defined in such regulations.  Mr. Lintzenich is not “independent” for purposes of NASDAQ’s audit committee standards because he served as our Interim Chief Executive Officer, Interim Principal Financial Officer and Interim Chief Accounting Officer from March 2009 to October 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires NutraCea’s directors, executive officers and beneficial owners of more than 10% of a registered class of NutraCea’s equity securities to file with the Securities and Exchange Commission (“SEC”), initial reports of ownership and reports of changes in ownership of NutraCea’s common stock and other equity securities. Directors, executive officers and greater than 10% beneficial owners are required by SEC regulation to furnish NutraCea with copies of all Section 16(a) reports they file. Based solely on the review of the copies of such forms furnished to NutraCea and written representations that no other reports were required, NutraCea believes that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 2009 were met in a timely manner by the directors, executive officers and greater than 10% beneficial owners.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of NutraCea. NutraCea will provide any person, without charge, a copy of this Code. Requests for a copy of the Code may be made by writing to NutraCea at NutraCea at 6720 North Scottsdale Road Suite 390, Scottsdale, Arizona 85253, Attention: Chief Financial Officer.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation earned in or with respect to our fiscal years 2009 and 2008 by:

●	each person who served as our Chief Executive Officer in 2009;
●	our two most highly compensated executive officers, other than our Chief Executive Officer, who were serving as executive officers at the end of 2009; and
●	each other person that served as an executive officer in 2009 who was one of our two most highly compensated executive officers in 2009.

Index

We refer to these officers collectively as our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($)(3)(4)	Total ($)
W. John Short, Chief Executive Officer (5)	2009	$150,000	$—	$—	$805,759	$2,335	958,094

James Lintzenich, Former Interim Chief Executive officer and Principal Financial Officer (6)	2009	120,462	—	—	—	3,467	123,929

Leo G. Gingras, Chief Operating Officer	2009	237,498	—	—	171,256	18,844	427,598
	2008	228,462	70,000	7,026	146,004	22,832	474,324

Kody Newland, Senior Vice President of Sales	2009	164,882	—	—	—	16,601	181,483
	2008	166,929	10,000	—	37,176	20,093	234,198

Bradley Edson, Former President and Chief Executive Officer(7)	2009	57,928	—	—	—	226,620	284,548
	2008	287,004	350,000	—	—	25,005	662,009

Total		$1,413,165	$430,000	$7,026	$1,160,195	$335,797	$3,346,183

1)
Stock awards reported are amounts calculated at full grant date value in accordance with ASC No. 718.  The assumptions used to calculate the value of stock awards are set forth in the notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for 2009.

2)
Stock awards reported are amounts calculated at full grant date value in accordance with ASC No. 718. The assumptions used to calculate the value of option awards are set forth in the notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for 2009.

3)	All other compensation consists of the following amounts for 2009:

2009	Mr. Short	Mr. Lintzenich	Mr. Gingras	Mr. Newland	Mr. Edson
Automobile allowance	$—	$—	$10,200	$10,200	$2,550

Life Insurance & Long-term Disability premium payments	431	864	1,294	1,149	323

Payment for unused personal time	—	1,418	—	—	57,977

401(k) safe harbor contribution	1,904	1,185	7,350	5,252	7,350

Severance medical and dental benefits paid	—	—	—	—	2,370

Cash Severance payment	—	—	—	—	156,050

Total	$2,335	$3,467	$18,844	$16,601	$226,620

Index

4)    All other compensation consists of the following amounts for 2008:

2008	Mr. Short:	Mr. Lintzenich:	Mr. Gingras:	Mr. Newland:	Mr. Edson:
Automobile allowance	$—	$—	$9,350	$9,350	$10,200

Life Insurance & Long-term Disability premium payments	—	—	1,294	1,149	1,294

Payment for unused personal time	—	—	5,288	3,889	6,611

401(k) safe harbor contribution	—	—	6,900	5,705	6,900

Total	$—	$—	$22,832	$20,093	$25,005

5)	Mr. Short began his employment with NutraCea on July 7, 2009.

6)
Mr. Lintzenich held these positions from March 9, 2009 through October 23, 2009.  Amounts set forth in the tables above do not reflect compensation received by Mr. Lintzenich for services as a member of our Board of Directors.  Please see “Director Compensation Table” below for a description of compensation paid to Mr. Lintzenich for his services as a director.

7)	Effective March 9, 2009, Mr. Edson resigned as our President and Chief Executive Officer and as a member of our Board of Directors.

Narrative Disclosure to the Summary Compensation Table

Executive Employment Agreements

The following is a brief description of the employment agreements NutraCea entered into with each of the named executive officers and current executive officers.  The resignation related agreements that we entered into with Mr. Edson and Mr. Newland are described below.

 W. John Short, our Chief Executive Officer

On July 6, 2009 we entered into an employment agreement with W. John Short.  The term of the employment agreement extends through June 30, 2012, and the term extended automatically for successive one-year terms unless either NutraCea or Mr. Short notifies the other in writing at least 180 days prior to the expiration of the then-effective term of its intention not to renew the employment agreement.  Mr. Short’s annual salary is $300,000, which salary increased to $350,000 per year on June 30, 2010.  Mr. Short is entitled to a one-time cash bonus of $150,000 and reimbursement for moving expenses for the relocation of his primary residence to Phoenix, Arizona.  Mr. Short may be eligible to earn an annual bonus each year up to 75% of his annual salary and a discretionary bonus each year up to 100% of his annual salary, with the actual amount and requirements of these bonuses to be determined by our Board of Directors or Compensation Committee.  In addition, Mr. Short was eligible to earn an initial bonus of $100,000 if NutraCea raised $7,000,000 on or before December 31, 2009.

In connection with Mr. Short becoming an employee of NutraCea, NutraCea granted to Mr. Short employee stock options under our 2005 Equity Incentive Plan to purchase 1,200,000, 2,400,000 and 1,400,000 shares of common stock at a price per share equal to $0.20.  The stock option to purchase 1,200,000 shares of common stock vested as to 400,000 shares on August 15, 2009.  Following that date, 66,666 2/3 shares subject to that stock option will vest on the last business day of each calendar quarter until June 30, 2012.  The stock option to purchase 2,400,000 shares vested as to 800,000 shares on August 15, 2009.  Following that date, 133,333 1/3 shares will vest on the last business day of each calendar quarter until June 30, 2012.  The stock option to purchase 1,400,000 shares shall vest on July 1, 2012.

Index

On July 2, 2010, NutraCea entered into an amendment to employment agreement with Mr. Short, amending his employment agreement. Pursuant to the amendment, NutraCea and Mr. Short agreed to extend the term of Mr. Short’s employment agreement to end on the fourth anniversary of the effective date of NutraCea’s Plan of Reorganization (the “Plan Effective Date”) filed with the United States Bankruptcy Court for the District of Arizona.  The amendment increased Mr. Short’s base salary on the Plan Effective Date to $375,000 from $350,000.  In addition, NutraCea agreed to pay Mr. Short, within ten days of the Plan Effective Date, (i) an initial bonus of $100,000 (as previously provided for in the initial employment agreement), and (ii) a bonus in an amount up to $300,000 subject, among other things, to certain restrictions imposed by the Plan of Reorganization.  The first bonus of $100,000 was paid in January 2011.

On July 7, 2010, NutraCea granted Mr. Short an additional stock option under our 2010 Equity Incentive Plan to purchase 5,000,000 shares of NutraCea’s common stock at an exercise price of $0.20 per share.  1,000,000 shares subject to the option vested on July 7, 2010, and 1,000,000 shares subject to the option vested on the Plan Effective Date.  The remaining 3,000,000 shares will vest in equal monthly installments on the first business day of each month over the 48 month period commencing on the first business day of the month following the Plan Effective Date.

For a description of the termination and change in control provisions of Mr. Short’s employment agreement, see “Termination and Change in Control Arrangements”.

 James C. Lintzenich, our Former Interim Chief Executive Officer and Principal Financial Officer

Mr. Lintzenich served as our Interim Chief Executive Officer and Principal Financial Officer from March 9, 2009 through October 23, 2009.  Mr. Lintzenich was paid a salary of $15,000 per month to serve in these positions.

Leo Gingras, our President and Chief Operating Officer

On February 8, 2007, NutraCea entered into an employment agreement with Leo Gingras, our Chief Operating Officer.  Mr. Gingras served as special assistant to our former Chief Operating Officer until he became our Chief Operating Officer on April 11, 2007.  Pursuant to the employment agreement, we agreed to pay Mr. Gingras an annual salary of $220,000.  In addition, we paid to Mr. Gingras a sign-on bonus of $150,000.  If Mr. Gingras voluntarily resigned before March 15, 2010, Mr. Gingras would have been required to repay to NutraCea a proportionate amount of this sign-on bonus based upon the time he is employed by us between March 15, 2007 and March 15, 2010.  The employment agreement further requires that NutraCea pay to Mr. Gingras a bonus of $20,000 for 2007 and a $600 per month car allowance.  In connection with him becoming one of our employees, Mr. Gingras was issued an option to purchase 250,000 shares of NutraCea’s common stock at an exercise price of $2.63 per share.

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

On July 28, 2009, we entered into a new employment agreement with Mr. Gingras to serve as our Chief Operating Officer.  The term of his employment is from July 28, 2009 to June 30, 2012. Pursuant to this employment agreement we agreed to pay Mr. Gingras a base salary at a rate of $250,000 per year from July 28, 2009 to December 31, 2009, which base salary increased to $275,000 per year in 2010.  In addition, we agreed to pay Mr. Gingras a $100,000 bonus, $50,000 of which was payable on or before November 30, 2009 and $50,000 of which was payable on or before March 31, 2010.   As provided in July 2, 2010 employment agreement amended described below, this $100,000 bonus is not payable until after the Plan Effective Date. If Mr. Gingras terminates his employment voluntarily or NutraCea terminates Mr. Gingras for cause before June 30, 2011, he is required to return to NutraCea the entire bonus.  The employment agreement further provides that Mr. Gingras is entitled to discretionary bonuses.  In connection with his execution of this employment agreement, his options to purchase 250,000 and 350,000 shares of our common stock were cancelled and we issued to Mr. Gingras an option to purchase 1,500,000 shares of our common stock at a per share exercise price of $0.22.

On July 2, 2010, NutraCea entered into an amendment to the employment agreement with Mr. Gingras, amending Mr. Gingras’ employment agreement dated July 28, 2009. Pursuant to the amendment, NutraCea and Mr. Gingras agreed to extend the term of Mr. Gingras’ employment agreement to end on the fourth anniversary of the Plan Effective Date.  The amendment increased Mr. Gingras’ base salary on the Plan Effective Date to $300,000 from $275,000.  In addition, NutraCea agreed to pay Mr. Gingras, within ten days of the Plan Effective Date, (i) an initial bonus of $100,000 (as previously provided for in his July 28, 2009 employment agreement), and (ii) a bonus in an amount up to $300,000 subject, among other things, to certain restrictions imposed by the Plan of Reorganization.   The first bonus of $100,000 was paid in January 2011.

Index

On July 7, 2010, NutraCea granted Mr. Gingras an option to purchase 4,500,000 shares of our common stock at an exercise price of $0.20 per share.  900,000 shares of the option vested on July 7, 2010, and 900,000 shares vested on the Plan Effective Date.  The remaining 2,700,000 shares will vest in equal monthly installments on the first business day of each month over the 48 month period commencing on the first business day following the month following the Plan Effective Date.  On July 7, 2010, the per share exercise price of Mr. Gingras’s option to purchase 1,500,000 shares was repriced from $0.22 to $0.20 as authorized by our Board of Directors.

For a description of the termination and change in control provisions of Mr. Gingras’ employment agreement, see “Termination and Change in Control Provisions.”

Kody Newland our former Senior Vice President - Sales

On February 27, 2006, NutraCea entered into a two year employment agreement with our former Senior Vice President of Sales, Kody Newland, pursuant to which we agreed to pay Mr. Newland a base salary of $150,000 per year which will be reviewed annually and adjusted to compensate for cost of living.   The agreement provided that Mr. Newland is eligible for future incentive bonuses based solely on the discretion of NutraCea’s Chief Executive Officer or President and the approval of NutraCea’s Compensation Committee.  In addition, the agreement included a car allowance of $600 per month.  In connection with Mr. Newland’s employment with us, we issued to him an option to purchase 500,000 shares of NutraCea’s common stock at an exercise price per share of $1.00.

On January 8, 2008, we amended Mr. Newland’s employment agreement to extend the initial term to February 27, 2010 and to increase the monthly car allowance to $850.  In connection with this amendment, we granted to Mr. Newland an option to purchase 100,000 shares of our common stock at an exercise price per share of $1.49.

On March 3, 2010, NutraCea and Mr. Newland entered into a new employment agreement.  Pursuant to the employment agreement, NutraCea agreed to pay Mr. Newland an annual salary of $175,000. Mr. Newland may be eligible to earn an annual bonus each year with the actual amount and requirements of this bonus to be determined by our Board of Directors or Compensation Committee.

In connection with Mr. Newland entering into the employment agreement with us, we granted to Mr. Newland a stock option to purchase 750,000 shares of common stock at a price per share equal to $0.20 under the 2010 Equity Incentive Plan.  The option to purchase 750,000 shares of common stock vested as to 250,000 shares on March 3, 2010.  The remaining 500,000 shares will vest monthly as to 1/24th of this amount over two years.  Mr. Newland agreed to cancel his option to purchase 500,000 shares of our common stock that was issued to him on February 27, 2006.

Effective September 15, 2010, Mr. Newland resigned as NutraCea’s Senior Vice President of Sales.  In connection with Mr. Newland’s resignation, NutraCea and Mr. Newland entered into a severance and release Agreement which provides, among other things, that 583,333 shares underlying a previously issued option to Mr. Newland will be vested and exercisable for two years commencing on his resignation date.

Jerry Dale Belt, our Chief Financial Officer

On June 15, 2010 NutraCea entered into an employment agreement with Mr. Belt.  Mr. Belt’s term of employment extends through June 1, 2014.  Pursuant to the employment agreement, we agreed to pay Mr. Belt an annual salary of $230,000 which increased to $255,000 on January 1, 2011.  Mr. Belt may be eligible to earn an annual bonus each year up to 50% of his annual salary and a discretionary bonus each year as determined by our Board of Directors or Compensation Committee. In connection with his employment, we granted to Mr. Belt a stock option under our 2010 Equity Incentive Plan to purchase 2,500,000 shares of common stock at a price per share equal to $0.20.  This stock option vests as follows:  (i) 500,000 shares vested on June 15, 2010, (ii) 500,000 shares vested on the Plan Effective Date, and (iii) 31,250 shares shall vest each month for 48 months following the Plan Effective Date.

Index

Colin Garner, our Senior Vice President of Sales

Colin Garner was appointed our Senior Vice President of Sales effective September 1, 2010. In connection with his appointment, NutraCea entered into an employment agreement with Mr. Garner on September 1, 2010.  The term of Mr. Garner’s employment agreement extends through September 1, 2012.  Pursuant to the employment agreement, we agreed to pay Mr. Garner an annual salary of $180,000 which shall increase to $200,000 on January 1, 2012 so long as Mr. Garner achieves certain sales targets that are approved by our Board of Directors.  Mr. Garner may be eligible to earn an annual bonus each year up to 50% of his annual salary and a discretionary bonus each year as determined by our Board of Directors or Compensation Committee. In connection with his employment with us, we granted to Mr. Garner a stock option under our 2010 Equity Incentive Plan to purchase 1,000,000 shares of common stock at a price per share equal to $0.20.  The option shall vest as follows:  20,833 shares each month for 48 months from the employment agreement date.

Brad Edson, our former President and Chief Executive Officer

On December 17, 2004, NutraCea entered into an employment agreement with our former President and Chief Executive Officer, Bradley D. Edson, pursuant to which we agreed to pay Mr. Edson a base salary of $50,000 in year one; a base salary of $150,000 in year two; a base salary of $250,000 in year three; and a base salary that increases by 10% a year for each year thereafter.  The initial term of this agreement was three years and automatically extends for up to two additional one year terms unless either NutraCea or Mr. Edson gives written notice to terminate this agreement at least 180 days before the end of the preceding term.  This agreement provided that Mr. Edson was entitled to an annual incentive bonus based upon performance (“Edson Incentive Bonus”) and to be provided a car allowance of $600 per month.  The incentive bonus was payable annually within 10 days of the completion of our annual independent audit.  The bonus was one percent of our “Gross Sales over $25,000,000,” but only if we report a positive EBITDA for the period.  The bonus amount was limited to a maximum of $750,000 in any calendar year.  In addition, Mr. Edson was issued a ten year, immediately exercisable option to purchase 6,000,000 shares of our common stock at an exercise price of $0.30 per share in connection with his initial employment with us.

On January 8, 2008, we amended the employment agreement to remove the $750,000 cap on the Edson Incentive Bonus and extended the initial term of the agreement to December 31, 2010.  In connection with this amendment, we granted to Mr. Edson an option to purchase 1,000,000 shares of our common stock at an exercise price per share of $1.49.

In connection with Mr. Edson’s resignation as an officer and director of the Company, NutraCea entered into an employment severance agreement with Mr. Edson on March 9, 2009 that provides for a cash severance payment equal to six months of Mr. Edson’s base salary, or $156,000.  One half of the severance payment was paid when Mr. Edson resigned as our President and Chief Executive Officer and one half of the cash severance payment was payable in three equal monthly payments, beginning on April 1, 2009.  We also agreed to pay for the continuance of Mr. Edson’s medical and health coverage through April 30, 2009 and thereafter, to reimburse Mr. Edson for his COBRA payments to continue medical and health coverage for himself and his dependents for six months through October 31, 2009.  We estimate that our payment and reimbursement obligations with respect to Mr. Edson’s post-employment medical and health coverage to be approximately $10,500.  Under the employment severance agreement, the indemnification provisions of Mr. Edson’s employment agreement remain in effect and we reimbursed Mr. Edson for $20,000 of legal fees incurred by Mr. Edson in connection with the negotiation of the employment severance agreement.  We also entered into a consulting agreement with Mr. Edson upon his resignation.  Under this consulting agreement, Mr. Edson agreed to provide us with consulting services for two months at a fee of $15,000 a month, for total payments of $30,000.

In December 2010, the Company reached an agreement to settle all potential claims associated with Mr. Edson’s employment by the Company.  As part of the settlement, he was required to forfeit the 6,000,000 options granted in 2004 along with any stock holdings in the Company.

Equity Compensation Arrangements

2005 Equity Incentive Plan

The Company’s Board of Directors adopted the 2005 Equity Incentive Plan (“2005 Plan”) in May 2005 and the Company’s shareholders approved the 2005 Plan in September 2005.  Under the terms of the 2005 Plan the Company may grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services to the Company on such terms as are determined by the Board of Directors.  A total of 10,000,000 shares of common stock were reserved for issuance under the 2005 Plan.  During the year ended December 31, 2009 options to purchase a total of 8,763,000 shares were issued under the 2005 Plan.  As of December 31, 2009 options to purchase a total of  9,457,000 shares were granted and 543,000 shares were available for future grant under the 2005 Plan.  The Company Board of Directors administers the 2005 Plan, determines vesting schedules on plan awards and may accelerate their schedules for award recipients.  Options granted under the 2005 Plan have a terms of up to 10 years.

Index

2010 Equity Incentive Plan

The Company’s Board of Directors adopted our 2010 Equity Incentive Plan (“2010 Plan”) in February 2010. Under the terms of the 2010 Plan the Company may grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants on such terms as are determined by the Board of Directors.  A total of 25,000,000 shares of common stock are reserved for issuance under the 2010 Plan. The Company’s Board of Directors and Compensation Committee administer the 2010 Plan, determines vesting schedules on plan awards and may accelerate the vesting schedules for award recipients.  The options granted under the 2010 Plan have terms of up to 10 years.  As of December 31, 2010, 22,682,000 shares were available under the 2010 Plan.

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

Outstanding Equity Awards as Of December 31, 2009

The following table provides information as of December 31, 2009 regarding equity awards held by each of our named executive officers.

	Option Awards					Stock Awards
			Equity Incentive Plan					Equity Incentive Plan Awards:
	# of Securities Underlying Unexercised Options (# Exercisable)	# of Securities Underlying Unexercised Options (# Un-exercisable)	Awards: # of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/sh)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
W. John Short(1)	466,666	733,334	—	$0.20	7/5/2019	—	$—	—	$—
	933,333	1,466,667		0.20	7/5/2019	—	—	—	—
	215,384	1,184,616	—	0.20	7/5/2019	—	—	—	—
Leo G. Gingras(2)(3)	468,750	1,031,250	—	0.22	7/28/2014	—	—	—	—
	—	—	—	—	—	—	—	3,846	308
Kody Newland (4)	500,000	—	—	1.00	12/31/2016	—	—	—	—
	—	—	—	—		—	—	—	—
James C. Lintzenich (5)	38,399	—	—	0.30	6/26/2013	—	—	—	—
	38,399	—	—	0.30	6/28/2014	—	—	—	—
	38,399	—	—	0.30	3/31/2015	—	—	—	—
	35,000	—	—	1.14	5/23/2016	—	—	—	—
	35,000	—	—	3.83	6/19/2017	—	—	—	—
	100,000	—	—	1.49	1/8/2013	—	—	—	—
	35,000	—	—	0.86	6/10/2013	—	—	—	—
	14,000	21,000	—	0.22	8/14/2014	—	—	—	—
	15,000	—	—	0.22	8/14/2014	—	—	—	—
	7,500	—	—	0.20	10/19/2014	—	—	—	—

Bradley D. Edson (6)	6,000,000	—	—	0.30	12/15/2010	—	—	—	—

(1)
For the first option listed for Mr. Short, 400,000 shares vested and became exercisable on August 15, 2009 and 66,666 shares vest on the last business day of each calendar quarter. For the second option listed for Mr. Short, 800,000 shares vested and become exercisable on the date Mr. Short became our Chief Executive Officer and 133,333 shares vest on the last business day of each calendar quarter. For the third option listed for Mr. Short, all option shares shall vest and become exercisable on July 1, 2012.

(2)
The option will vest as follows: (1) 375,000 shares subject to the option vested on the date of grant of July 28, 2009 and (2) 93,750 shares subject to the option shall vest and become exercisable on the last business day of each calendar quarter.

Index

(3)	The stock award relates to a 50,000 share grant, of which approximately 2,564 shares vest each month for 20 months.

(4)
The option vests as follows: (1) 100,000 shares subject to the option vest and become exercisable on the date of the grant of February 27, 2006 and (2) 50,000 shares subject to the option vest and become exercisable at the end of each successive calendar quarter.

(5)	The option awards relate to services provided as a member of the Board of Directors.

(6)	The option vested in full upon grant and terminated pursuant to a settlement agreement on December 15, 2010.

Termination and Change in Control Arrangements

NutraCea has entered into employment agreements and stock option agreements with our named executive officers that require us to provide compensation to them upon termination of their employment with us or a change in control of NutraCea.  Regardless of the manner in which a named executive officer’s employment terminates, the executive officer will be entitled to receive amounts earned during the term of employment.  Such amounts include:

●	the portion of the officer’s current annual base salary and bonuses which have accrued through the date of termination;
●	vested stock options; and
●	payment for accrued but unused vacation.

In addition, immediately before a Change of Control Transaction, all stock options granted pursuant to our 2010 Equity Incentive Plan will vest and become fully exercisable.  For this purpose, a “Change of Control Transaction” means the occurrence of any of the following events: (i) any person becomes the beneficial owner, directly or indirectly, of securities of NutraCea representing fifty percent (50%) or more of the total voting power represented by NutraCea’s then-outstanding voting securities; (ii) the consummation of the sale or disposition by NutraCea of all or substantially all of NutraCea’s assets; or (iii) the consummation of a merger or consolidation of NutraCea or a subsidiary with another corporation or any other entity, other than a merger or consolidation which results in the voting securities of NutraCea outstanding immediately prior thereto continuing to represent at least fifty percent (50%) of the total voting power represented by the voting securities of NutraCea or such surviving entity or its parent outstanding immediately after such merger or consolidation.

In addition to the consideration described above, the amount of compensation payable to each named executive officer following termination or a change of control is discussed below.  A description of amounts paid to each of Mr. Edson~~,~~ and Mr. Newland in connection with their resignations from NutraCea is set forth below their names below.

John Short

Termination for Disability In the event NutraCea terminates Mr. Short’s employment because of his Disability, Mr. Short is entitled to a lump sum cash payment equal to all reasonable moving expenses incurred by Mr. Short to relocate his family and personal possessions to Bend, Oregon.

“Disability” is defined as Mr. Short’s substantial inability to perform his duties under this Agreement for a continuous period of 90 days or longer, or for 120 days or more in any 12-month period, due to a physical or mental disability.

           Termination Without Cause, for Good Reason, Non-renewal of Employment Agreement, for Death or for Work Related Disability  In the event Mr. Short employment is terminated (i) by NutraCea other than for “cause” (ii) because we elect to not renew his employment agreement at the end of its term, (iii) Mr. Short terminates his employment for “good reason”, (iv) due to Mr. Short’s death or (v) due to Mr. Short’s “work related disability”, Mr. Short shall be entitled to:

Index

●
a cash lump sum payment equal to the greater of (i) the base salary and annual bonuses that Mr. Short would have been paid had he remained employed for the remainder of the then current term or (ii) the base salary and annual bonuses that Mr. Short would have been paid if he remained an employee for 12 months following the date of termination;

●	three of his options to purchase a total of 5,000,000 shares of common stock shall immediately vest in full and remain exercisable for 2 years following the date of termination; and
●	a cash lump sum payment equal to all reasonable moving expenses incurred by Mr. Short to relocate his family and personal possessions to Bend, Oregon

“Cause” is defined as (i) a material breach of the terms of his employment agreement, which remains uncured for 30 days after written notice of the breach is delivered to Mr. Short, (ii) Mr. Short has been grossly negligent or has engaged in material willful or gross misconduct in the performance of his duties, (iii) Mr. Short has committed, as determined by our Board of Directors in good faith, or has been convicted of fraud, moral turpitude, embezzlement, theft, other criminal conduct or any felony, (iv) Mr. Short habitually misuses alcohol, drugs, or any controlled substance, or (v) Mr. Short breaches his proprietary information agreement with us.

“Work-Related Disability” shall mean that Mr. Short, due to a physical disability that arises out of or is incurred in connection with his employment for NutraCea, has been substantially unable to perform his duties under this Agreement for a continuous period of 90 days or longer, or for 120 days or more in any 12 month period; provided, that a “Work-Related Disability” shall not include a disability arising from, or resulting from, stress, mental, nervous, behavioral or emotional disorders, or related conditions or from alcohol, drug, or controlled substance abuse or misuse.

Termination in Connection With a Change of Control.  In the event that Mr. Short resigns or is terminated within 60 days before and 90 days after a Change of Control, Mr. Short shall be entitled to:

●
a cash lump sum payment equal to the greater of (i) the base salary and annual bonuses that Mr. Short would have been paid had he remained employed for the remainder of the then current term or (ii) the base salary and annual bonuses that Mr. Short would have been paid if he remained an employee for 12 months following the date of termination (such amount, his “Severance Payment”);

●	three of his options to purchase a total of 5,000,000 shares of common stock shall immediately vest in full and remain exercisable for 2 years following the date of termination;
●	a cash lump sum payment equal to all reasonable moving expenses incurred by Mr. Short to relocate his family and personal possessions to Bend, Oregon; and
●
a cash lump sum payment equal to the difference between (i) two times the sum of Mr. Short’s base salary and target bonus level for the year in which the termination occurs and (ii) an amount equal to the Severance Payment.

“Change of Control” is defined as the occurrence of any of the following events: (x) the consummation of a merger or consolidation of NutraCea with any other entity which results in the voting securities of NutraCea outstanding immediately prior thereto failing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the total voting power represented by the voting securities of NutraCea or such surviving entity outstanding immediately after such merger or consolidation, or (y) the sale, mortgage, lease or other transfer in one or more transactions not in the ordinary course of NutraCea’s business of assets or earning power constituting more than fifty percent (50%) of the assets or earning power of NutraCea and its subsidiaries (taken as a whole) to any such person or group of persons.

Acceleration of Stock Options in Connection with a Change of Control Transaction. Immediately prior to a Change of Control Transaction, Mr.  Short’s stock option to purchase 5,000,000 shares granted under our 2010 Equity Incentive Plan shall immediately vest and be exercisable in full.

Index

Leo Gingras

Termination Without Cause, Resignation for Good Reason or Death.  In the event Mr. Gingras’ employment is terminated without “cause,” he resigns for “good reason” or he dies, Mr. Gingras is entitled to:

●	a lump sum cash payment equal to 100% of his base salary through the end of the term of the agreement; and

●	immediate vesting of all unvested shares under his option to purchase 1,500,000 shares of common stock.

“Cause” is defined as (i) a breach of a material term of his employment agreement, which remains uncured for thirty days after a written notice of breach and written demand for performance are delivered to Mr. Gingras; (ii) Mr. Gingras has been grossly negligent or engagement in material willful or gross misconduct in the performance of his duties; (iii) Mr. Gingras has committed, as reasonably determined by our Board of Directors, or has been convicted by a court of law of, fraud, moral turpitude, embezzlement, other similar criminal conduct, or any felony; (iv) habitual misuse of alcohol, drugs or any controlled substance; or (v) Mr. Gingras’ breach of his proprietary information agreement with NutraCea or failure to comply with reasonable written standards established by NutraCea for the performance of his duties.

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

Termination in Connection with a Change in Control.  In the event Mr. Gingras or NutraCea terminates Mr. Gingras’ employment with NutraCea within 60 days before and 90 days after a “change in control”, his option to purchase 1,500,000 shares will immediately vest and become exercisable.

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

Acceleration of Stock Options in Connection with a Chang of Control Transaction.  Immediately prior to a Change of Control Transaction, Mr. Gingras’ stock option to purchase 4,500,000 shares granted under our 2010 Equity Incentive Plan shall immediately vest and be exercisable in full.

Jerry Dale Belt

Termination without Cause, for Nonrenewal of Employment Agreement, for Good Reason. or Death.  In the event Mr. Belts’ employment is terminated (i) by NutraCea other than for Cause, (ii) because we elect to not renew his employment agreement at the end of its term, (iii) by Mr. Belt for Good Reason, or (iv) due to Mr. Belt’s death, Mr. Belt shall be entitled to:

●	a cash lump sum payment in an amount equal to the base salary that Mr. Belt would have been paid had he remained employed with NutraCea for the 180 day period following the date of his termination

“Cause” is defined as (i) a material breach of the terms of his employment agreement, which breach remains uncured for 30 days following notice of breach, (ii) Mr. Belt has been grossly negligent or has engaged in material willful or gross misconduct in the performance of his duties, (iii) Mr. Belt has committed, as reasonably determined by our Board of Directors, or has been convicted by a court of law of fraud, moral turpitude, embezzlement, theft, or similar criminal conduct, or any felony, (iv) Mr. Belt habitually misuses alcohol, drugs, or any controlled substance, (v) Mr. Belt breaches his proprietary information agreement with NutraCea, or (vi) Mr. Belt fails to meet reasonable written standards established by us for performance of his duties under his employment agreement.

“Good Reason”, is defined as (i) any material breech by NutraCea of any provision of Mr. Belt’s employment agreement; (ii) a material reduction of Mr. Belt’s duties or responsibilities, or the assignment of duties or responsibilities to Mr. Belt that are not consistent or commensurate with and his position as Chief Financial Officer or (iii) any reduction of Mr. Belt’s base salary other than as part of a general reduction of the salaries of all or substantially all of NutraCea’s employees.

Index

Acceleration of Stock Options in Connection with a Change of Control Transaction.  Immediately prior to a Change of Control Transaction, Mr. Belt’s stock option to purchase 2,500,000 shares granted under our 2010 Equity Incentive Plan shall immediately vest and be exercisable in full.

Colin Garner

Termination Without Cause.  In the event we terminate Mr. Garner without “cause”, Mr. Garner shall be entitled to:

●	a lump sum cash payment equal to 90 days’ salary;
●	NutraCea will pay premiums for health insurance coverage for 90 days; and
●	all stock options scheduled to vest in the 90 days following his termination shall immediately vest and become exercisable.

“Cause” is defined as (i) a material breach of the terms of his employment agreement, (ii) a determination by the Board of Directors that Mr. Garner has been grossly negligent or has engaged in material willful or gross misconduct in the performance of his duties, (iii) Mr. Garner having failed to meet written standards established by us for performance of duties under the employment agreement, (iv) Mr. Garner has committed, as determined by our Board of Directors, or has been convicted of fraud, moral turpitude, embezzlement, theft, or dishonesty or other criminal conduct, or (v) Mr. Garner habitually misuses alcohol or any non prescribed drug.

Acceleration of Stock Options in Connection with a Chang of Control Transaction.  Immediately prior to a Change of Control Transaction, Mr. Garner’s stock option to purchase 1,000,000 shares granted under our 2010 Equity Incentive Plan shall immediately vest and be exercisable in full.

Director Compensation

Non employee directors receive the following consideration for serving as directors and as members of committees of our Board of Directors:

Cash Compensation for Non-Employee Directors

				Nominating
				& Corporate
	General	Executive	Audit	Governance	Compensation
	Board Service	Committee	Committee	Committee	Committee
General board service - all Directors	$40,000
Service as Chairman	$25,000

Committee Assignments:
Committee Chair		$15,000	$10,000	$7,000	$7,000
Members		$2,000	$4,000	$2,000	$2,000

Meeting Attendance Fees:
Full Board:
In-person face-to-face	$2,000
Telephonic (in excess of 1 hour)	$1,000
Sub-committee meetings:
In-person face-to-face	None
Telephonic	None

The Company reimburses all directors for travel and other necessary business expenses incurred in the performance of their services for the Company and extends coverage to them under the Company’s directors’ and officers’ indemnity insurance policies.  In addition, directors were granted 35,000 options under the 2005 Equity Incentive Plan in 2009.  Beginning January 1, 2010, directors were granted 250,000 options under the 2010 Equity Incentive Plan.

For 2009, the Board of Directors elected to receive stock options in lieu of cash compensation due.  This decision was made because of NutraCea’s cash position and to more directly align their compensation with the interests of shareholders.

Index

Director Compensation Table

The following director compensation table sets forth summary information concerning the compensation paid to our non-employee directors for services to the Company.

	Fees Earned or Paid in Cash	Option Awards	Stock options in lieu of cash	Total	Total Options
Name	($) (1)	($) (2)	($) (1)(2)	($)	(# of Shares)(3)
David Bensol	$—	$4,429	$10,879	$15,308	140,375
Wesley K. Clark (4)	—	—	—	—	—
James C. Lintzenich (5)	—	4,429	3,213	7,642	68,500
Edward L. McMillan	—	4,429	7,290	11,719	107,000
Steven W. Saunders	—	4,429	6,126	10,555	96,000
Kenneth L. Shropshire	—	4,429	7,290	11,719	107,000

Total	$—	$22,145	$34,798	$56,943	518,875

(1)
Amounts shown in this column reflect the annual aggregate dollar amount of all fees earned or paid in cash for services as a director, including annual retainer fees, committee and/or chairmanship fees, and meeting fees.  For 2009, the members of the Board of Directors were paid in stock options in lieu of cash fees.

(2)	The amount shown is the grant date fair value of each option award on a grant-by-grant basis computed in accordance with ASC No. 718 for all grants awarded to the named individuals.

(3)
Represents as of December 31, 2009 the aggregate number of shares of our common stock subject to outstanding option awards that were held by our non-employee directors and that were granted for their service on our Board of Directors or the Board of Directors of our subsidiary, The RiceX Company.

(4)	Wesley K. Clark resigned from our Board of Directors on October 19, 2009. All options granted to Mr. Clark were cancelled as of January 1, 2010.

(5)	The foregoing table does not include compensation paid to Mr. Lintzenich for his services as Interim Chief Executive Officer and Principal Financial Officer. See Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table set forth certain information regarding beneficial ownership of our common stock as of December 31, 2010, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of that class or series of our stock, (ii) each of our directors, (iii) each of the named executive officers, and (iv) all directors and executive officers as a group.

The table is based on information provided to us or filed with the SEC by our directors, executive officers and principal shareholders. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of common stock issuable upon exercise of options and warrants that are currently exercisable or are exercisable within 60 days after December 31, 2010, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other shareholder. Unless otherwise indicated, the address for each shareholder listed in the following table is c/o NutraCea, 6720 N. Scottsdale Rd, Suite 390, Scottsdale, AZ 85253.

Index

	Shares of Common
	Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
	(1)	(1)
John Peebles (2)	14,731,800	7.62%
3733 Wesley Ridge Dr, Apex, NC 27539
W. John Short (3)	5,653,738	2.84%
Leo G. Gingras(4)	3,015,500	1.54%
Steven W. Saunders (5)	2,295,129	1.18%
James C. Lintzenich (6)	2,118,440	1.09%
Edward L. McMillan (7)	739,870	*
David Bensol (8)	731,207	*
Kenneth L. Shropshire (9)	645,332	*
Kody Newland (10)	610,033	*
John Quinn (11)	265,971	*
Bradley D. Edson (12)	—	*
All directors and executive officers as a group (10 persons) (13)	16,736,018	8.09%

* less than 1%

(1)
Applicable percentage of ownership is based on 193,359,109 shares of our common stock outstanding as of December 31, 2010, together with applicable options and warrants for such shareholder exercisable within 60 days of December 31, 2010, which is March 1

(2)
As of December 31, 2010 John L.T. Peebles claims sole voting and dispositive power as to 12,981,800 shares and shared voting and dispositive power as to 1,750,000 shares. Information provided herein is based solely upon Mr. Peebles Schedule 13G filed on February 8, 2011.

(3)	Includes 5,403,838 shares issuable upon exercise of options.
(4)	Includes 2,962,500 shares issuable upon exercise of options.
(5)	Includes 826,327 shares issuable upon exercise of options.
(6)	Includes 722,029 shares issuable upon exercise of options.
(7)	Includes 722,130 shares issuable upon exercise of options
(8)	Includes 678,707 shares issuable upon exercise of options.
(9)	Includes 645,332 shares issuable upon exercise of options.
(10)	Includes 583,333 shares issuable upon exercise of options.
(11)	Includes 265,971 shares issuable upon exercise of options.
(12)	As part of Mr. Edson settlement with the company in December 2010, all of Mr. Edson’s shares were forfeited.
(13)	Includes 13,497,665 shares issuable upon exercise of options.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2009, information with respect to our 2003 Stock Plan and 2005 Equity Incentive Plan, and with respect to certain other options and warrants, as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by shareholders	9,457,000	$0.37	543,000	(1)
Equity compensation plans not approved by shareholders	15,132,000	0.59	3,793	(2)
Total	24,589,000	$0.49	546,793

(1)	Represents shares reserved for future issuance under our 2005 Equity Incentive Plan.

(2)	Represents shares reserved for future issuance under our 2003 Stock Compensation Plan.

Index

On October 31, 2003, the Board of Directors approved and adopted the 2003 Stock Compensation Plan and authorized the President of the Company to execute a registration statement under the Securities Act of 1933 for 10,000,000 shares of common stock. As of December 31, 2008, 2007, and 2006, 9,966,207 shares of common stock and no options have been granted under the 2003 Stock Compensation Plan and no further award will be granted under this Plan.

A description of our 2005 Equity Incentive Plan is set forth above in Item 11 under “Equity Compensation Arrangements”.

As of December 31, 2009, options to purchase a total of 24,589,000 shares of our common stock were outstanding pursuant to compensation arrangements that have not been approved by our shareholders. The per share exercise prices of these options vary from $0.22 to $10.00.  Of these options to purchase 14,861,000 shares, as of December 31, 2009 options to purchase a total of 6,500,000 shares are held by the named executive officers (See table titled “Outstanding Equity Awards as of December 31, 2009” in Item 11 of this Form 10-K) and options to purchase a total of 1,411,000 shares of common stock held by our current directors (for directors Bensol, McMillan, Lintzenich, Saunders and  Shropshire, options to purchase 170,000, 247,000, 285,000, 539,000, and 170,000 shares, respectively). Of the options to purchase 1,411,000 shares held by our non-employee directors, options to purchase a total of 461,000 shares held by directors McMillan, Lintzenich and Saunders were assumed by us when we acquired RiceX in October 2005.

Item 13. Certain Relationships and Related Transactions and Director Independence

As provided in our Audit Committee charter, our Audit Committee reviews and approves, unless otherwise approved by our Compensation Committee, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any director, director nominee, executive officer or holder of more than 5% of any class of our capital stock, or members of any such person's immediate family, had or will have a direct or indirect material interest (each such transaction, a "Related Party Transaction"). Each Related Party Transaction that occurred since January 1, 2009, if any, has been approved by our Audit Committee or Compensation Committee.

Related Party Transactions

Other than compensation describe above in "Executive Compensation" and "Director Compensation", we believe that there have been no Related Party Transactions since January 1, 2009.

Director Independence

The Board of Directors affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which guidelines mirror the elements of independence set forth in NASDAQ and Securities Exchange Act rules. Based on these standards the Board of Directors determined that each of the following non-employee directors is independent:  David Bensol, Steven Saunders, Ed McMillan, Kenneth Shropshire and John Quinn.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by our independent registered public accounting firm.

Perry-Smith LLP (“Perry-Smith”) was our independent registered public accounting firm until May 25, 2010.

Fees	2009	2008
Audit Fees	$10,000	$550,000
Audit Related Fees		79,000
Tax Fees		58,000
Total	$10,000	$687,000

BDO USA, LLP (BDO) our current independent registered public accounting firm was appointed as of July 29, 2010:

Fees	2009
Audit Fees	$239,500
Total	$239,500

Audit fees

Audit fees relate to services related to the audit of our financial statements, review of financial statements included in our quarterly reports on Form 10-Q, and consents and assistance in connection with other filings, including statutory audits.

Index

Audit-Related Fees

Audit-Related Fees consist of fees for assurance and related services and Company 401K benefit plan audit that were reasonably related to the performance of the audit or review of our Consolidated Financial Statements and are not reported under “Audit Fees.” There were no such fees in 2009.

Tax fees

Tax fees include fees for services rendered in connection with preparation of federal, state and foreign tax returns and other filings and tax consultation services. There were no such fees in 2009.

All other fees

There were no other fees in 2009.

Pre-Approval Policies

Our Audit Committee pre-approves all audit and non-audit services provided by our independent registered public accountants prior to the engagement of the independent registered public accountants for such services.  All fees reported under the headings Audit Fees, Audit-Related Fees, Tax Fees and All Other fees above for 2009 and 2008 were approved by the Audit Committee before the respective services were rendered, which concluded that the provision of such services was compatible with the maintenance of the independence of the firm providing those services in the conduct of its auditing functions.

Index

PART IV
Item 15. Exhibits, Financial Statement Schedules

1. Consolidated Financial Statements

The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this form.

3. Exhibits

Exhibit Number	Exhibit Description
2.01(1)	Plan and Agreement of Exchange.

2.02(2)	Agreement and Plan of Merger and Reorganization, dated as of April 4, 2005, by and among the NutraCea, The RiceX Company and Red Acquisition Corporation.

2.03(3)	Asset Purchase Agreement, dated as of September 28, 2007, between NutraCea and Vital Living, Inc.

2.04(32)(33)	Quotas Purchase and Sale Agreement, dated January 31, 2008, between NutraCea and Quota Holders of Irgovel - Industria Riograndens De Oleos Begetais Ltda.

2.05(46)	First Amended Plan of Reorganization

2.06(46)	Second Amendment to Exhibit 1 to First Amended Plan of Reorganization

3.01.1(4)	Restated and Amended Articles of Incorporation as filed with the Secretary of State of California on December13, 2001.

3.01.2(5)	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on August 4, 2003.

3.01.3(6)	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on October 31, 2003.

3.01.4(5)	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on September 29, 2005.

3.01.5(7)	Certificate of Amendment of Articles of Incorporation.

3.02(8)	Certificate of Designation of the Rights, Preferences, and Privileges of the Series A Preferred Stock as filed with the Secretary of State of California on December 13, 2001.

3.03(9)	Certificate of Determination, Preferences and Rights of Series B Convertible Preferred Stock as filed with the Secretary of State of California on October 4, 2005.

3.04(10)	Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock as filed with the Secretary of State of California on May 10, 2006.

3.05(30)	Certificate of Determination, Preferences and Rights of the Series D Convertible Preferred Stock of NutraCea, as filed with the Secretary of State of California on October 17, 2008.

3.06(36)	Certificate of Determination, Preferences and Rights of the Series E Convertible Preferred Stock of NutraCea, as filed with the Secretary of State of California on May 7, 2009.

3.07.1(11)	Bylaws of NutraCea.

3.07.2(12)	Amendment of Bylaws of NutraCea effective June 19, 2007.

3.07.3(42)	Amendment of Bylaws of NutraCea effective December 4, 2009.

4.01(9)	Form of warrant issued to subscribers in connection with NutraCea’s October 2005 private placement.

Index

4.02(10)	Form of warrant issued to subscribers in connection with NutraCea’s May 2006 private placement.

4.03(13)	Form of warrant issued to subscribers in connection with NutraCea’s February 2007 private placement.

4.04(31)	Form of common stock purchase warrant issued to subscribers in connection with NutraCea’s April 2008 financing.

4.05(36)	Form of common stock warrant issued to holders of outstanding warrants in connection with NutraCea’s May 2009 exchange transaction.

10.01(9)	Securities Purchase Agreement, dated September 28, 2005, by and among NutraCea and the investors named therein.

10.02(9)	Registration Rights Agreement, dated September 28, 2005, by and among NutraCea and the investors named therein.

10.03(10)	Securities Purchase Agreement, dated May 12, 2006, by and among NutraCea and the investors named therein.

10.04(10)	Registration Rights Agreement, dated May 12, 2006, by and among NutraCea and the investors named therein.

10.05(13)	Securities Purchase Agreement, dated February 15, 2007, by and among NutraCea and the investors named therein.

10.06(13)	Registration Rights Agreement, dated February 15, 2007, by and among NutraCea and the investors named therein.

10.07(31)	Form of Securities Purchase Agreement, dated as of April 24, 2008, by and between NutraCea and each investor signatory thereto.

10.08(30)	Form of Securities Purchase Agreement, dated as of October 16, 2008, by and between NutraCea and each investor signatory thereto.

10.09(36)	Form of Exchange Agreement, dated May 7, 2009, by and between NutraCea and the holders of NutraCea’s outstanding Series D Convertible Preferred Stock.

10.10(16)	Form of Senior Secured Convertible Note of Vital Living, Inc.

10.11(17)	Form of securities purchase letter agreement, dated April 2007, by and between NutraCea and the holder of notes and/or preferred stock of Vital Living, Inc.

10.12(18)	Letter dated September 10, 2007, from Vital Living, Inc. to NutraCea.

10.13(14)±	Private Label Supply Agreement and Strategic Alliance between NutraCea and ITV Global.

10.14(15)±	W.F. Young Distribution Agreement.

10.15(5)±	Production Facility Development and Rice Bran Supply and Purchase Agreement dated September 13, 2005 between NutraCea and Food Trading Company Dominicana, S.A.

10.16(5)±	Assignment dated April 12, 2005 from W.F. Young, Inc. to NutraCea.

10.17(5)±	Distribution Agreement dated April 12, 2005 between W.F. Young, Inc. and NutraCea.

10.18(5)	Manufacturing Agreement dated April 12, 2005 between W.F. Young, Inc. and NutraCea.

10.19(7)±	Limited Liability Company Agreement for Grain Enhancement, LLC.

10.20(32)±	Amendment of Limited Liability Company Agreement for Grain Enhancements, LLC.

10.21(7)±	Supply Agreement between Grain Enhancement, LLC and NutraCea.

Index

10.22(7)±	License and Distribution Agreement between Pacific Advisors Holdings Limited and NutraCea.

10.23(32)±	Amendment of License and Distribution Agreement between Pacific Advisors Holdings Limited and NutraCea.

10.24(7)±	Equipment Lease Agreement between Grain Enhancement, LLC and NutraCea.

10.25(33) ±	Shareholders’ Agreement with NutraCea Offshore, LTD., NutraCea and Bright Food Investment Company Limited, dated June 25, 2008.

10.26(32)	Stock Purchase Agreement, dated January 24, 2008, between Fortune Finance Overseas Ltd., and Medan, LLC.

10.27(39)	Stock Purchase Agreement, dated July 23, 2009, between Fortune Finance Overseas Ltd., and Medan, LLC.

10.28(32)±	Wheat Bran Stabilization Equipment Lease, dated January 24, 2008, between NutraCea and PT Panganmas Inti Nusantara.

10.29(41) ±	Asset Purchase Agreement, dated December 1, 2008, between NutraCea and Farmers’ Rice Cooperative.

10.30(41)	Credit and Security Agreement with Wells Fargo Bank, National Association, dated December 18, 2008.

10.31(41)	Forbearance Agreement and Amendment to Credit and Security Agreement with Wells Fargo Bank, National Association, dated July 31, 2009.

10.32(37)	Purchase Agreement between Ceautamed Worldwide, LLC and NutraCea, dated July 29, 2009.

10.33(38)*	Employment Agreement between NutraCea and W. John Short.

10.34(38)*	First Amendment of Employment Agreement between NutraCea and W. John Short.

10.35(34)*	Employment Agreement between NutraCea and Olga Hernandez Longan.

10.36(40)*	Employment Agreement between NutraCea and Leo Gingras.

10.37(19)*	Executive Employment Agreement between NutraCea and Kody Newland.

10.38(32)*	First Amendment to Employment Agreement between NutraCea and Kody Newland.

10.39(15)*	Executive Employment Agreement between NutraCea and Bradley D. Edson.

10.40(32)*	First Amendment to Employment Agreement between NutraCea and Bradley D. Edson.

10.41(33)*	Second Amendment of Employment Agreement between NutraCea and Bradley Edson.

10.42(41)*	Employment Severance Agreement between NutraCea and Bradley Edson.

10.43(35)*	Employment Agreement between NutraCea and Jeffrey Sanders.

10.44(5)*	Executive Employment Agreement between The RiceX Company and Todd C. Crow.

10.45(5)*	Amendment No. 1 to Employment Agreement between NutraCea, Todd C. Crow and The RiceX Company.

10.46(33)*	Second Amendment of Employment Agreement between NutraCea and Todd C. Crow.

Index

10.47(41)*	Employment Severance Agreement between NutraCea and Todd C. Crow.

10.48(41)*	Independent Contractor Agreement between NutraCea and Todd C. Crow.

10.49(15)*	Executive Employment Agreement between NutraCea and Margie D. Adelman.

10.50*	Severance and Release Agreement between NutraCea and Margie D. Adelman.

10.51(20)*	NutraCea 2003 Stock Compensation Plan.

10.52(5)*	NutraCea 2005 Equity Incentive Plan.

10.53(32)*	Form of Non-Employee Director Stock Option Agreement under the NutraCea 2005 Equity Incentive Plan.

10.54(35)*	Form of Stock Option Agreement for NutraCea 2005 Equity Incentive Plan.

10.55(33)*	Form of Restricted Stock Grant Agreement for NutraCea 2005 Equity Incentive Plan.

10.56(32)*	Stock Option Agreement dated February 8, 2007 between NutraCea and Leo Gingras.

10.57(35)*	Form of Stock Option Agreement for Stock Options Granted to Bradley Edson, Leo Gingras and Kody Newland on January 8, 2008.

10.58(35)*	Form of Stock Option Agreement for Stock Options Granted to Todd Crow and Margie Adelman on January 8, 2008.

10.59(14)*	Warrant Agreement between NutraCea and Steven Saunders dated February 27, 2006.

10.60(21)*	Form of Non-statutory Stock Option Agreement between NutraCea and the non-employee members of the Board of Directors dated May 23, 2006.

10.61(7)*	Form of Non-statutory Stock Option Agreement between NutraCea and the non-employee members of the Board of Directors dated May 1, 2007.

10.62(22)*	The RiceX Company 1997 Stock Option Plan.

10.63(23)*	Form of Directors Stock Option Agreement for The RiceX Company.

10.64(23)*	Form of Non-statutory Stock Option Agreement not issued under The RiceX Company 1997 Stock Option Plan, governing options granted to The RiceX Company employees.

10.65(24)*	Form of Non-statutory Stock Option Agreement issued under The RiceX Company 1997 Stock Option Plan between The RiceX Company and The RiceX Company employees dated October 1, 1999.

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

10.68(26)*	Form of Non-statutory Stock Option Agreement issued under The RiceX Company 1997 Stock Option Plan between The RiceX Company and employees dated January 2, 2000.

10.69(27)*	Form of Non-statutory Stock Option Agreement issued September 23, 2002 between The RiceX Company and the members of The RiceX Company’s Board of Directors.

Index

10.70(27)*	Form of Non-statutory Stock Option Agreement issued July 1, 2004 between The RiceX Company and Edward McMillan.

10.71(28)*	Form of Non-statutory Stock Option Agreement issued October 18, 2004 between The RiceX Company and two members of The RiceX Company Board Directors.

10.72(29)*	Form of Non-statutory Stock Option Agreement issued under The RiceX Company 1997 Stock Option Plan between The RiceX Company and certain non-employee RiceX Directors dated March 31, 2005.

10.73(29)*	Form of Non-statutory Stock Option Agreement issued under The RiceX Company 1997 Stock Option Plan between The RiceX Company and certain employees of RiceX dated March 31, 2005.

10.74(5)*	Form of Option Assumption Agreement between NutraCea and Option Holders relating to assumed Options granted under The RiceX Company 1997 Stock Option Plan.

10.75(5)*	Form of Option Assumption Agreement between NutraCea and Option Holders relating to assumed non-plan RiceX Options.

10.76(5)*	Form of Option Assumption Agreement between NutraCea and former Directors of The RiceX Company.

10.77	Asset Purchase Agreement with Kerry Inc. dated February 11, 2010.

10.78*	NutraCea 2010 Equity Incentive Plan.

10.79(43)	Stipulation and Agreement of Settlement dated May 17, 2010.

10.80(44)*	Employment Agreement with Jerry Dale Belt dated June 8, 2010.

10.81(45)*	Third Amendment to Employment Agreement with W. John Short dated July 2, 2010.

10.82(45)*	First Amendment to Employment Agreement with Leo Gingras dated July 2, 2010.

10.83(47) +	Nutra SA, LLC Membership Interest Purchase Agreement dated December 29, 2010.

10.84(47)	Form of Investor Rights Agreement

10.85(47)	Form of Amended and Restated Limited Liability Company Agreement for Nutra SA, LLC

10.86	Employment Agreement with Colin Garner dated September 1, 2010.

10.87(48)	Binding letter of intent entered as of June 17, 2009 by and below NutraCea and Ceautamed Worldwide, LLC

21.01	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

±             Confidential treatment granted as to certain portions.
+             Confidential treatment requested as to certain portions.
*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

(1)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on November 19, 2001.
(2)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on April 4, 2005.
(3)	incorporated herein by reference to exhibits previously file on registrant’s Current Report on Form 8-K, filed on October 4, 2007.

Index

(4)	incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-KSB, filed on April 16, 2002.
(5)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-2, filed on November 18, 2005.
(6)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-QSB, filed on November 19, 2003.
(7)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2007.
(8)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-2, filed on June 4, 2002.
(9)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on October 4, 2005.
(10)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on May 15, 2006.
(11)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-2, filed on June 12, 2006.
(12)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on June 25, 2007.
(13)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on February 20, 2007.
(14)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006.
(15)	incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-KSB, filed on March 31, 2005.
(16)	incorporated herein by reference to exhibit 4.2 to the Current Report on Form 8-K filed by Vital Living, Inc. on December 19, 2003.
(17)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on June 1, 2007.
(18)	incorporated herein by reference to exhibits previously filed on Amendment No. 1 to Schedule 13D filed by the Registrant on September 12, 2007.
(19)	incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on April 2, 2007.
(20)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form S-8, filed on November 18, 2003.
(21)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2006.
(22)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Registration Statement No. 000-24285, filed on May 18, 1998.
(23)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Registration Statement No. 000-24285, filed on May 18, 1998.
(24)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-KSB, filed on March 30, 2000.
(25)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-QSB, filed on August 10, 2001.
(26)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-QSB, filed on August 12, 2002.
(27)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-QSB, filed on November 15, 2003.
(28)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-KSB, filed on March 30, 2005.
(29)	incorporated herein by reference to exhibits previously filed on The RiceX Company’s Report on Form 10-QSB, filed on May 16, 2005.
(30)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on October 20, 2008.
(31)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on April 28, 2008.
(32)	incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on March 17, 2008.
(33)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on August 11, 2008.
(34)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on November 13, 2008.
(35)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on May 12, 2008.

Index

(36)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on May 8, 2009.
(37)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on August 4, 2009.
(38)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on July 10, 2009.
(39)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on July 28, 2009.
(40)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on August 3, 2009.
(41)	incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on October 20, 2009.
(42)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on December 10, 2009.
(43)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on May 18, 2010.
(44)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on June 8, 2010.
(45)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on July 8, 2010.
(46)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on November 2, 2010.
(47)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on January 5, 2011.
(48)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on January 5, 2011.

Index

24.1
SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEA

Date: February 24, 2011	By:	/s/ W. John Short
W. John Short
Chairman and Chief Executive Officer

Power of Attorney

Each person whose signature appears below constitutes and appoints W. John Short, true and lawful attorney-in-fact, with the power of substitution, for him/her in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ W. John Short	Chairman and Chief Executive Officer	February 24, 2011
W. John Short

Principal Financial Officer and Principal Accounting Officer
/s/ Dale Belt	Chief Financial Officer	February 24, 2011
Jerry Dale Belt

Additional Directors:

/s/ David Bensol	Director	February 24, 2011
David Bensol

/s/ Edward L. McMillan	Director	February 24, 2011
Edward L. McMillan

/s/ Steven W. Saunders	Director	February 24, 2011
Steven W. Saunders

/s/ James Lintzenich	Director	February 24, 2011
James Lintzenich

/s/ John J. Quinn	Director	February 24, 2011
John J. Quinn

/s/ Kenneth L. Shropshire	Director	February 24, 2011
Kenneth L. Shropshire

Index

Item 8. Financial Statements and Supplementary Data

Index

 Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
NutraCea
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of NutraCea (Debtor-in-Possession) (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 22 to the consolidated financial statements, the Company adopted the provisions of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”) effective as of January 1, 2009.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has suffered recurring losses from operations resulting in an accumulated deficit of $169,144,000.  Also, in November 2009, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code.  Although the Company emerged from bankruptcy in November 2010, there continues to be substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Phoenix, Arizona
February 24, 2011

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
NutraCea

We have audited the accompanying consolidated balance sheets of NutraCea and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations resulting in an accumulated deficit of $133,136,000.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in the notes to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sacramento, California
October 20, 2009

Index

NUTRACEA (Debtor in Possession)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$952,000	$4,867,000
Restricted cash	1,915,000	3,853,000
Trade accounts receivables, net of allowance for doubtful accounts of $153,000 and $365,000 respectively	3,506,000	2,978,000
Inventories	3,238,000	3,883,000
Notes receivable, current portion, net of allowance for doubtful notes receivable of $636,000 and $550,000 respectively	1,200,000	308,000
Deposits and other current assets	2,637,000	3,290,000
Assets held for sale - fixed assets	14,551,000	822,000
Assets held for sale - trademark	650,000	—
Total current assets	28,649,000	20,001,000

Restricted cash	—	1,344,000
Notes receivable, net of current portion	1,800,000	—
Property, plant and equipment, net	26,243,000	56,983,000
Equity method investment	91,000	2,768,000
Investment in VLI Sr Notes and Preferred Stock	—	3,626,000
Intangible assets, net	7,679,000	12,043,000
Goodwill	5,626,000	5,579,000
Other non-current assets	80,000	36,000
Total assets	$70,168,000	$102,380,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,588,000	$3,415,000
Accrued expenses	5,013,000	8,475,000
Deferred rent incentive - current portion	—	168,000
Notes payable, current portion	6,642,000	6,159,000
Deferred revenue	67,000	137,000
Warrant liabilities	34,000	—
Convertible, series D preferred stock, no par value, $1,000 stated value, 10,000 shares authorized, 5,000 shares issued, respectively, 0 and 4,945 shares outstanding, respectively	—	4,945,000
Total current liabilities	14,344,000	23,299,000

Liabilities subject to compromise	6,988,000	—

Long-term liabilities:
Deferred rent incentive - net of current portion	—	1,051,000
Notes payable, net of current portion	5,957,000	4,717,000
Deferred tax liability	5,110,000	4,187,000
Warrant liabilities, net of current	1,245,000	—
Other non-current liabilities	1,000,000	1,000,000
Total liabilities	34,644,000	34,254,000

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 350,000,000 shares authorized, 192,968,000 and 168,125,000 shares issued and outstanding, respectively	205,291,000	199,485,000
Accumulated deficit	(169,144,000)	(133,136,000)
Accumulated other comprehensive (loss)/income	(467,000)	1,857,000
Total equity attributable to NutraCea	35,680,000	68,206,000
Non controlling interest	(156,000)	(80,000)
Total equity	35,524,000	68,126,000
Total liabilities and equity	$70,168,000	$102,380,000
See Notes to Consolidated Financial Statements

Index

NutraCea (Debtor in Possession)
Consolidated Statements of Operations

	For the Years Ended December 31,
	2009	2008	2007

Revenues
Net product revenue	$33,184,000	$35,176,000	$12,386,000
Royalty, label and licensing fees	39,000	48,000	340,000

Total revenues	33,223,000	35,224,000	12,726,000

Cost of goods sold	27,054,000	30,416,000	8,883,000

Gross profits	6,169,000	4,808,000	3,843,000

Operating expenses
Selling, general and administrative	21,003,000	23,785,000	18,258,000
Research and development	897,000	1,509,000	769,000
Bad debt	125,000	2,222,000	254,000
Professional fees	2,797,000	4,922,000	3,848,000
Goodwill impairment	—	33,231,000	1,300,000
Impairment of equity method investment - PIN	—	3,996,000	—
Gain on VLI deconsolidation, net	—	(1,199,000)	—
Impairment of intangibles	1,594,000	—	—
Impairment of long lived assets	8,845,000	—	—
Loss on disposal of assets	202,000	399,000	347,000
Separation agreement with former CEO	—	—	1,000,000

Total operating expenses	35,463,000	68,865,000	25,776,000

Loss from operations	(29,294,000)	(64,057,000)	(21,933,000)

Other income (expense)
Interest income	448,000	850,000	3,200,000
Interest expense	(2,314,000)	(728,000)	(1,000)
Gain on settlement	—	47,000	1,250,000
Loss on equity method investments	(218,000)	(240,000)	(309,000)
Foreign exchange loss	(72,000)	—	—
Warrant liability income	2,634,000	—	—
Other income (expense)	(436,000)	(460,000)	—
Loss on sale of marketable securities	—	—	(163,000)

Total other income/(expense)	42,000	(531,000)	3,977,000

Reorganization expenses
Professional fees	180,000	—	—
Loss on disposal of assets	3,016,000	—	—
Impairment of long lived assets	229,000	—	—
Total reorganization expenses	3,425,000	—	—

Loss before income taxes	(32,677,000)	(64,588,000)	(17,956,000)

Income tax benefit (expense)	474,000	(64,000)	(20,000)

Net loss	(32,203,000)	(64,652,000)	(17,976,000)

Net loss attributable to non controlling interest	108,000	80,000	—

Net loss attributable to NutraCea	$(32,095,000)	$(64,572,000)	$(17,976,000)

Loss per share attributable to NutraCea
Basic	$(0.17)	$(0.40)	$(0.14)
Diluted	$(0.17)	$(0.40)	$(0.14)

Weighted average number of shares outstanding
Basic	183,553,000	160,585,000	125,938,000
Diluted	183,553,000	160,585,000	125,938,000
See Notes to Consolidated Financial Statements

Index

NUTRACEA (Debtor in Possession)
Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
	2009	2008	2007

Net loss	$(32,203,000)	$(64,652,000)	$(17,976,000)

Other comprehensive (loss) income
Foreign currency translation	(2,324,000)	1,857,000	—
Unrealized loss on marketable securities	—	—	(78,000)

Comprehensive loss, net of tax	(34,527,000)	(62,795,000)	(18,054,000)

Comprehensive loss attributable to the non controlling interest	108,000	80,000	—

Total comprehensive loss attributable to NutraCea	$(34,419,000)	$(62,715,000)	$(18,054,000)

See Notes to Consolidated Financial Statements

Index

NUTRACEA (Debtor in Possession)
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Convertible, Redeemable Series A, B, C Preferred		Common Stock		Other Comprehensive	Accumulated	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Interest	Equity

Beginning balance, January 1, 2007	6,000	$5,490,000	103,978,000	$114,111,000	$78,000	$(50,588,000)	$—	$69,091,000

Conversion of Preferred to common stock	(6,000)	(5,490,000)	7,373,000	5,490,000	—	—	—	—
Stock options/warrants exercised for cash		—	9,927,000	9,240,000	—	—	—	9,240,000
Private placement of common stock (net of offering expense)		—	20,000,000	46,877,000	—	—	—	46,877,000
Stock options/warrants exercised (non-cash)		—	3,512,000	—	—	—	—	—
Cancellation of certificates		—	(700,000)	—	—	—	—	—
Registration and legal fees		—	—	(71,000)	—	—	—	(71,000)
Option and warrant expense		—	—	2,111,000	—	—	—	2,111,000
Common stock issued to director for outside services		—	18,000	55,000	—	—	—	55,000
Other comprehensive loss		—	—	—	(78,000)	—	—	(78,000)
Net loss		—	—	—	—	(17,976,000)	—	(17,976,000)

Balance, December 31, 2007	—	—	144,108,000	177,813,000	—	(68,564,000)	—	109,249,000
Conversion of Series D Preferred Stock (liability) to common	—	—	100,000	55,000	—	—	—	55,000
Equity issuance costs	—	—		(281,000)	—	—	—	(281,000)
Private placement of common stock (net of offering expense)	—	—	22,222,000	18,775,000	—	—	—	18,775,000
Stock-based employee & director compensation	—	—		1,811,000	—	—	—	1,811,000
Stock-based consultant compensation	—	—		436,000	—	—	—	436,000
Issuance of common stock purchase warrants	—	—		131,000	—	—	—	131,000

Stock options/warrants exercised for cash	—	—	1,533,000	745,000	—	—	—	745,000
Stock options/warrants exercised (non-cash)	—	—	165,000	—	—	—	—	—
Shares retired	—	—	(53,000)	—	—	—	—	—
Shares issued to officers under restricted grant agreement	—	—	50,000		—	—	—	—
Foreign currency translation	—	—			1,857,000	—	—	1,857,000
Net loss	—	—			—	(64,572,000)	(80,000)	(64,652,000)

Balance, December 31, 2008	—	—	168,125,000	199,485,000	1,857,000	(133,136,000)	(80,000)	68,126,000
Adoption of ASC 815-40-15	—	—				(3,913,000)		(3,913,000)

Conversion of Series D & E Preferred Stock to common, net of issuance cost	—	—	24,560,000	5,162,000	—	—	—	5,162,000
Stock-based employee & director compensation	—	—	—	410,000	—	—	—	410,000
Stock-based consultant compensation	—	—	283,000	234,000	—	—	—	234,000
Foreign currency translation	—	—	—	—	(2,324,000)	—	—	(2,324,000)
Contributions	—	—	—	—	—	—	32,000	32,000
Net loss	—	—	—	—	—	(32,095,000)	(108,000)	(32,203,000)

Balance, December 31, 2009	—	$—	192,968,000	$205,291,000	$(467,000)	$(169,144,000)	$(156,000)	$35,524,000

See Notes to Consolidated Financial Statements

Index

NUTRACEA (Debtor in Possession)
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended December 31,
	2009	2008	2007
Cash flow from operating activities:
Net Income (loss)	$(32,203,000)	$(64,652,000)	$(17,976,000)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	6,955,000	5,962,000	2,272,000
Provision for doubtful accounts and notes	125,000	2,222,000	254,000
Goodwill Impairment		33,231,000	1,300,000
Impairment of fixed assets	8,845,000	—	—
Impairment of intangible assets	1,594,000	—	—
Loss on FX translation	57,000	—	—
Impairment of Sr Notes and Preferred Stock	—	1,600,000	—
Impairment of PIN	—	3,996,000	—
Gain on Deconsolidation	—	(2,799,000)	—
Gain on settlement	—	(47,000)	—
Loss on disposal of assets	254,000	528,000	347,000
Stock-based compensation	574,000	2,510,000	2,166,000
Stock-based interest expense	861,000	—	—
Warrant liability income	(2,896,000)	—	—
Deferred tax provision/(benefit)	(474,000)	(444,000)	—
Loss on equity investments	218,000	240,000	309,000
Loss on sale of marketable securities	—	—	290,000

Changes in operating assets and liabilities:
Trade accounts receivable	(65,000)	(306,000)	628,000
Inventories	1,024,000	(1,563,000)	(794,000)
Other current assets	998,000	(673,000)	(1,830,000)
Accounts payable and accrued expenses	2,111,000	4,724,000	1,929,000
Deferred rent incentive	(33,000)	(167,000)	1,386,000
Deferred revenue	(70,000)	(1,874,000)	1,920,000
Customers deposits	—	—	1,000,000

Net cash used in operating activies before reorganization items	(12,125,000)	(17,512,000)	(6,799,000)

Reorganization items:
Loss on disposal of assets	3,016,000	—	—
Impairment of fixed assets	229,000	—	—
Accounts payable and accrued liabilities	101,000	—	—
Net change in cash flows from reorgainzation items:	3,346,000	—	—
Net cash used in operating activities	(8,779,000)	(17,512,000)	(6,799,000)

Cash flows from investing activities:
Issuance of notes receivable	—	—	(2,828,000)
Proceeds of payments from notes receivable	823,000	1,117,000	5,410,000
Purchases of property and equipment	(1,768,000)	(26,458,000)	(12,306,000)
Investment in Grainnovation, Inc	—	—	(2,169,000)
Proceeds from/(Investment) in Vital Living, Inc.	—	3,852,000	(5,143,000)
Proceeds from/(Investment in) Grain Enhancements, LLC	950,000	—	(1,500,000)
Investment in Irgovel, net of cash acquired	—	(15,014,000)	—
Proceeds from/(Investment in) PIN and Rice RX	1,675,000	(5,812,000)	—
Restricted cash	3,281,000	(2,648,000)	(2,239,000)
Proceeds from issuance of long-term notes	—	—	69,000
Proceeds from sale of fixed assets	308,000	—	16,000
Purchases of other assets and intangibles	—	(3,371,000)	(2,225,000)

Net cash provided/(used) in investing activities	5,269,000	(48,334,000)	(22,915,000)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	5,000,000	—
Payments on redemption of preferred stock	(556,000)	—	—
Proceeds from equity financing, net of expenses	—	18,775,000	46,805,000
Proceeds from noncontrolling interest	32,000	—	—
Principal proceeds on notes payable, net of discount	37,000	5,274,000	—
Registration costs paid	—	(414,000)	—
Proceeds from exercise of common stock options and warrants	—	745,000	9,240,000

Net cash provided/(used) by financing activities	(487,000)	29,380,000	56,045,000

Effect of exchange rate changes on cash and cash equivalents	82,000	135,000	—

Net increase (decrease) in cash	(3,915,000)	(36,331,000)	26,331,000

Cash and cash equivalents, beginning of year	4,867,000	41,198,000	14,867,000
Cash and cash equivalents, end of year	$952,000	$4,867,000	$41,198,000

Non-cash investing activities:
Conversion of investment in VLI to notes receivable	$3,600,000	$—	$—
Conversion of Series D Preferred Stock to common stock	4,389,000	—	—
Supplemental disclosures:
Cash paid for interest during the year	845,000	520,000	1,000
Cash paid for income taxes during the year	—	131,000	—
See Notes to Consolidated Financial Statements

Index

NUTRACEA (Debtor in Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Chapter 11 Reorganization, Liquidity and Management’s Plans

Chapter 11 Reorganization

On November 10, 2009, NutraCea (the "Parent Company") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (the “Bankruptcy Court”), in the proceeding entitled In re:  NutraCea., Case No. 2:09-bk-28817-CGC (the “Chapter 11 Reorganization”).  None of the Parent Company’s subsidiaries, including its Brazilian rice bran oil operation, Irgovel, were included in the bankruptcy filing. The Parent Company continued to manage its assets and operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Parent Company in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.  These claims are reflected in the December 31, 2009, balance sheet as “Pre-petition liabilities.” Additional claims arose subsequent to the filing date from the Parent  Company’s business operations, its secured borrowing from Wells Fargo Bank, N.A., acting through its Business Credit operating division (“WFBC”), its employment of professionals, its disposition of certain non-core assets (as described below) and its treatment of certain executory contracts.  The claim of WFBC, the primary secured creditor of the Parent Company, was secured by perfected liens against the Parent Company’s real and personal property, including, without limitation, its plant and equipment, trade receivables and inventory. The WFBC loan was paid in full as of December 31, 2010.

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

Index

The following represents the balance sheet of the Parent Company as of December 31, 2009:

ASSETS
Current assets:
Cash and cash equivalents	$795,000
Restricted cash	1,915,000
Trade accounts receivables, net of allowance for doubtful accounts	1,529,000
Inventories	1,401,000
Notes receivable, current portion, net of allowance for doubtful notes	1,200,000
Deposits and other current assets	879,000
Assets held for sale - fixed assets	8,551,000
Assets held for sale - trademark	650,000
Total current assets	16,920,000

Notes receivable, net of current portion	1,800,000
Property, plant and equipment, net	12,678,000
Equity method investment	91,000
Intangible assets, net	3,609,000
Investments in Subsidiaries	36,588,000
Other non-current assets	27,000
Total assets	$71,713,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$801,000
Accrued expenses	3,260,000
Notes payable, current portion	4,446,000
Deferred revenue	67,000
Pre-petition liabilities	6,988,000
Warrant liabilities	34,000
Total current liabilities	15,596,000

Long-term liabilities:
Notes payable, net of current portion	1,358,000
Warrant liabilities, net of current	1,245,000
Other non-current liabilities	1,000,000
Total liabilities	19,199,000

Shareholders’ equity:
Common stock	205,291,000
Accumulated deficit	(152,777,000)
Total equity attributable to NutraCea	52,514,000
Total liabilities and equity	$71,713,000

The Company has not provided the related income statement and cash flow due to the very short post petition reporting period in 2009. Combined with the fact that the Company emerged from Chapter 11 protection on November 30, 2010, the information is deemed not meaningful.

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

Index

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

 We have already taken steps to pursue several of these potential sources of cash (see Note 26).  Successful monetization of one or more of the assets identified above could yield sufficient cash to enable the Company to remain a going concern.  Some of these sales could result in additional non-cash write downs of asset values.  Although management believes that they will be able to obtain the funds necessary to continue as a going concern there can be no assurances that the means for maintaining this objective will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation – The Consolidated Financial Statements include the accounts of NutraCea and all subsidiaries in which the Company has a controlling financial interest.  All significant inter-company accounts and transactions are eliminated in consolidation. Due to our ownership of certain debt securities of Vital Living, Inc.(VLI), the Company has included VLI’s results of operations for the period from April 20, 2007 to September 30, 2008 in its financial statements (See Note 11 Acquisition and Joint Ventures).   On October 21, 2008, NutraCea terminated the Vital Living Purchase Agreement and therefore ceased including it as a VIE in its financial statements.  Non-controlling interests in the Company’s subsidiaries are recorded net of tax as net earnings (loss) attributable to non-controlling interests.

Index

In December 2007, the Financial Accounting Standards Board (FASB) issued new guidance on noncontrolling interests in financial statements.  The guidance establishes accounting and reporting standards that require: the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity; the amount of consolidated net earnings attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the Consolidated Statements of Earnings; and changes in parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.

The Company adopted the guidance retrospectively.  Noncontrolling interests previously reported as minority interests have been reclassified to a separate section in equity in the Consolidated Balance Sheets as a result of the adoption.  In addition, certain other reclassifications to the Company’s previously reported financial information have been made to conform to the current period presentation.

On February 18, 2008, NutraCea completed its acquisition of Irgovel.  Accordingly, NutraCea began consolidating the results of operations of Irgovel as of February 18, 2008.  See Note 11 Acquisition and Joint Ventures for additional information.

Foreign Currencies - The Consolidated Financial Statements are presented in the reporting currency of NutraCea, U.S. Dollars (“USD”). The functional currency for the Company’s wholly-owned subsidiary, Irgovel, is the Brazilian Real (“BRL”).    Accordingly, the balance sheet of Irgovel is translated into USD using the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated using the average exchange rates in effect during the period. Translation differences are recorded in Accumulated Other Comprehensive Income (loss) as “Foreign currency translation.” Gains or losses on transactions denominated in a currency other than the subsidiaries’ functional currency which arise as a result of changes in foreign exchange rates are recorded as foreign exchange gain or loss in the statements of operations.

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2009, the Company maintains its cash, including restricted cash, and cash equivalents, with a major bank. The Company maintains cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

           Allowance for Doubtful Accounts – The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts and the aging of accounts and notes receivable.  The Company analyzes the aging of customer accounts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  From period to period, differences in judgments or estimates utilized may result in material differences in the amount and timing of our bad debt expenses.

            For the years ended December 31, 2009, 2008 and 2007, the Company recorded bad debt expense of $125,000, $2,222,000 and $254,000, respectively for both accounts and notes receivable. The allowance for doubtful accounts was $789,000 and $915,000 at December 31, 2009 and 2008, respectively.  The Company continues to evaluate its credit policy to ensure that the customers are worthy of terms and support our business plans.

Inventories - Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Provisions for potentially obsolete or slow-moving inventory are made based on our analysis of inventory levels, historical obsolescence and future sales forecasts.

Equity Method Investments - Investments in business entities in which the Company has the ability to exert significant influence over operating and financial policies (generally 20% to 50% ownership) are unconsolidated entities and are accounted for using the equity method. Under the equity method, investments are initially recorded at cost and are adjusted for dividends, distributed and undistributed earnings and losses, changes in foreign exchange rates, and additional investments. Equity method investments are periodically reviewed for other-than-temporary declines in fair value below carrying value.

Patents and Trademarks – The Company owns several patents, which were obtained as a result of its acquisition of Rice X, from independent third parties and a related party. All costs associated with the patents are capitalized. Patents acquired from the related party were recorded at the carryover basis of the transferor.

Index

 Patents and trademarks are stated at cost less accumulated amortization. Amortization is computed on the straight-line method based on estimated useful lives as follows:

Patents (Domestic)	17	years
Patents (International)	20	years
Trademarks (Domestic)	10	years
Trademarks(International)	7	years

Long-Lived Assets, Intangible Assets and Goodwill – Long-lived assets, consisting primarily of property and equipment, intangible assets, and goodwill, comprise a significant portion of our total assets. Property, plant and equipment are stated at cost less accumulated depreciation.  Intangible assets are stated at cost less accumulated amortization.

The carrying values of long-lived assets, which include property, plant and equipment and intangible assets with finite lives, are evaluated periodically in relation to the expected future cash flows of the underlying assets and monitored for other potential triggering events that might indicate impairment. Adjustments are made in the event that estimated undiscounted net cash flows are less than the carrying value. The cash flow projections are based on historical experience, management’s view of growth rates within the industry, and the anticipated future economic environment.

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

The Company’s impairment analysis requires management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including estimating the profitability of future business strategies.

Revenue Recognition – The Company recognizes revenue for product sales when title and risk of loss pass to its customers, generally upon shipment for domestic customers and upon customer receipt for international customers and when provisions for estimates, including discounts, and price adjustments are reasonably determinable. Provisions for routine sales discounts, volume allowances, and adjustments are made in the same period the sales are recorded. Deposits are deferred until either the product has been shipped or conditions relating to the sale have been substantially performed.

Revenue from direct customers is recognized when shipment of goods occur. Each transaction is evaluated to determine if all of the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. If any of the above criteria cannot be satisfied then such a transaction is not recorded as revenue, or is recorded as deferred revenue and recognized only when the sales cycle is complete and payment is either received or becomes reasonably assured.  The Company generally does not allow right of return. Changes in judgments and estimates regarding the application of the above mentioned four criteria might result in a change in the timing or amount of revenue recognized by such transactions.

The Company also sells certain products such as infant cereal through a network of resellers and distributors.  Revenue is recognized from these customers upon shipment of products.  Each transaction is evaluated to determine if all of the following criteria have been met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred; 3) the selling price is fixed and determinable; and 4) collectability is reasonably assured. If collectability is not reasonably assured, then revenue is recognized on a cash basis.  The Company generally does not allow right of return.

Occasionally, we will grant exclusive use of our labels by customers in specific territories in exchange for a nonrefundable fee. Each label licensing provision is considered to be a separate unit of accounting. Revenue from such transactions is recognized over the licensing period.

Index

            Research and Development – Research and development expenses include internal and external costs. Internal costs include salaries and employment related expenses.  External expenses consist of costs associated with product development.  All such costs are charged to expense in the period they are incurred.

Stock-based compensation – Stock-based compensation expense for employees, in accordance with accounting for share-based payment under U.S. GAAP, is calculated at the grant date using the Black-Scholes-Merton valuation model based on awards ultimately expected to vest, reduced for estimated forfeitures, and expensed on a straight-line basis over the requisite service period of the grant.  Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense for non-employees is also calculated using the Black-Scholes valuation model based on the value determined when the service is complete, which is generally when vested.  The value is re-measured each reporting period over the requisite service period of the grant.  Most non-employee awards have graded vesting schedules resulting in higher compensation expense recorded early in the service period.

The Company will use alternative valuation models if grants have characteristics that cannot be reasonably estimated using the Black-Scholes-Merton model.

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

In addition the Company has issued certain Equity warrants that do not have the anti-dilutive provision feature in them and hence, they are accounted for as equity instruments.  The Equity warrants are valued using the Black-Scholes-Merton Model.

Income Taxes – The Company accounts for its income taxes by recording a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry-forwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards. A valuation allowance is established, when necessary, to reduce that deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized.

 Fair Value of Financial Instruments – The Company’s financial instruments include cash and cash equivalents, accounts and other receivables, revolving credit facility and accounts payable, the fair value of which approximates their carrying value due to their shorter maturities. The Company has a term loan against its Phoenix facility whose fair value approximates its carrying value as of December 31, 2009.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the uncertainty inherent in such estimates, actual results could differ from those estimates.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” codified into ASC 810.  The revised guidance requires an enterprise to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This update to ASC 810 becomes effective for the Company on January 1, 2010. The adoption of the requirements under this update to ASC 810 will not have a material impact on the Consolidated Financial Statements.

On June 30, 2009, the Company adopted FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“ASC 820”). The update to this ASC 820 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of this update to ASC 820 did not have an impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (codified into ASC 825, Financial Instruments (“ASC 825”)). This update to ASC 825 requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of ASC 825. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. This update to ASC 825 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The Company adopted the requirements of this standard as of June 30, 2009. Other than the required disclosures, the adoption of this update to ASC 825 did not have a material impact on the Company’s Consolidated Financial Statements.

Index

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (as codified in ASC topic 320, Investments — Debt and Equity Securities (“ASC 320”)). This update to ASC 320 amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and EITF Issue 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (all of which are codified in ASC 320), to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company adopted the requirements of this standard as of June 30, 2009. The adoption of this update to ASC 320 did not have a material impact on the Company’s  Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“ASC 805”), which was issued on April 1, 2009. This update to ASC 805 applies to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies as defined in this FSP and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently in accordance with the provisions of ASC 805; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. The adoption of the requirements under this update to ASC 805 did not have an impact on the Consolidated Financial Statements.

On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51 (“ASC 810”). This update to ASC 810 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (which is codified in ASC 810), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This update to ASC 810 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The result of the adoption of the requirements under this update to ASC 810 is included in these Consolidated Financial Statements and did not have a material impact.

             In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“ASC 260”). This update to ASC 260 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company adopted the requirements of this standard as of January 1, 2009. The adoption to this update to ASC 260 did not have an impact on the Company’s Consolidated Financial Statements.

            In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“ASC 470”). Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules for the convertible debt is that the equity component would be included in the paid-in-capital section of stockholders’ equity on the consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the convertible debt instruments. The Company adopted the requirements of this standard as of January 1, 2009.  The adoption of this update to ASC 470 did not have a material impact on the Company’s Consolidated Financial Statements.

Index

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“ASC 350”).  This update to ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Goodwill and Other Intangible Assets in order to improve the consistency between the useful life of a recognized intangible asset under ASC 142 and the period of expected cash flows used to measure the fair value of the asset under ASC 805 Business Combinations (“ASC 805”), and other GAAP. The Company adopted the requirements of this standard as of January 1, 2009.  The adoption of this update to ASC 350 did not have a material impact on the Company’s Consolidated Financial Statements.

 In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“ASC 815”). This update to ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted the requirements of this standard as of January 1, 2009.  The adoption of this update to ASC 815 did not have an impact on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“ASC 805”). This update to ASC 805 replaces SFAS No. 141, Business Combinations, and retains the fundamental requirements in SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. This update to ASC 805 requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values at that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. The Company adopted the requirements of this standard as of January 1, 2009. The adoption of this update to ASC 320 did not have an impact on the Company’s Consolidated Financial Statements as it has not yet completed a business acquisition since that date.

Note 4. Marketable Securities

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

Index

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

On October 31, 2003, the Board of Directors approved and adopted the 2003 Stock Compensation Plan and authorized the President of the Company to execute a registration statement under the Securities Act of 1933 for 10,000,000 shares of common stock. As of December 31, 2008, 9,966,207 shares of common stock have been granted under the 2003 Stock Compensation Plan and no further awards will be granted under this Plan.

The Company’s Board of Directors adopted the 2005 Equity Incentive Plan (“2005 Plan”) in May 2005 and the Company’s shareholders approved the 2005 Plan in September 2005.  Under the terms of the 2005 Plan the Company may grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services to the Company on such terms as are determined by the Board of Directors.  A total of 10,000,000 shares of common stock were reserved for issuance under the 2005 Plan.  During the year ended December 31, 2009 8,763,000 options were issued under the 2005 Plan.  As of December 31, 2009 a total of 9,457,000 options were granted and 543,000 options were available for future grant under the 2005 Plan.  The Company Board of Directors administers the 2005 Plan, determines vesting schedules on plan awards and may accelerate their schedules for award recipients.  Options granted under the 2005 Plan have a term of up to 10 years.

The Company’s Board of Directors adopted our 2010 Equity Incentive Plan (“2010 Plan”) in February 2010. A total of 25,000,000 shares of common stock are reserved for issuance under the 2010 Plan. The Company’s Board of Directors administers the 2010 Plan, determines vesting schedules on plan awards and may accelerate the vesting schedules for award recipients.  The options granted under the 2010 Plan have a term of up to 10 years.  As of December 31, 2010, 22,682,000 shares were available under the Plan.

Effective as of July 7, 2010, the Board of Directors repriced all outstanding compensatory options (the “Options”) to purchase common stock held by employees, including executive officers.  As a result, the exercise price of all Options was lowered to $0.20 per share.  No other terms of the Options were changed.  Due to the repricing, a total incremental expense of $17,000 was recorded in July of 2010 related to all repriced options.

The Company has issued a total of 15,132,000 options to current and former directors, employees and consultants at various times beginning in 2001 through 2009 that do not fall under the 2003, 2005 or 2010 plans described above (the “Non-Plan Specific” awards). Expiration periods (typically ten years) and other terms of the Non-Plan Specific Options are not materially different from those issued under a Plan.

Index

Stock-based compensation expenses consisted of the following for the year ended December 31:

	2009	2008	2007

Consultants	$164,000	$489,000	$276,000
Directors	81,000	660,000	329,000
Employees	92,000	493,000	762,000
Executive officers	237,000	536,000	296,000
Research and development	—		108,000
Directors and former directors for services outside of directors duties	—	84,000

Total stock-based compensation expense	$574,000	$2,262,000	$1,771,000

As of December 31, 2009, there was $923,000 of total unrecognized compensation expense related to non-vested options granted under the 2003 and 2005 Plans which is expected to be recognized over a weighted average period of 2.5 years.

As of December 31, 2009, 2008 and 2007 options to purchase approximately 24,589,000, 25,193,000, and 24,567,000 shares of our common stock, respectively, were outstanding under the 2005 Plan and other awards.  Of these, approximately 0, 12,369,000, and 21,944,000 were “in the money” at December 31, 2009, 2008 and 2007 respectively.  All outstanding awards are excluded from the calculation of diluted loss per share at December 31, 2009, 2008 and 2007 because their inclusion would have been anti-dilutive.

The following table summarizes information related to outstanding and exercisable options as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of exercise prices	Outstanding Options	Remaining Contractual Life (in years)	Weighted Average Outstanding Exercise Price	Vested Options	Remaining Contractual Life (in years)	Weighted Average Vested Exercise Price

$0.00 to $0.49	20,596,000	5.6747	$0.2595	14,475,000	5.1276	$0.2803
$0.50 to $0.99	707,000	1.5562	0.7154	677,000	1.4568	0.7161
$1.00 to $1.49	1,866,000	4.4051	1.2377	1,819,000	4.4252	1.2403
$1.50 to $1.99	511,000	3.5427	1.5000	507,000	3.5111	1.5000
$2.00 to $2.49	210,000	4.4810	2.3800	210,000	4.4810	2.3800
$2.50 to $2.99	60,000	1.4087	2.5783	60,000	1.4087	2.5783
$3.00 to $3.99	595,000	5.3594	3.3514	590,000	5.3412	3.3527
$4.00 to $5.99	10,000	7.3151	4.0000	10,000	7.3151	4.0000
$6.00 to $10.00	34,000	1.9187	10.0000	34,000	1.9187	10.0000
$0.00 to $10.00	24,589,000	5.3829	$0.4860	18,382,000	4.8609	$0.5748

The following are the weighted-average assumptions used in valuing the stock options granted during the years ended December 31:

	2009	2008	2007
Volatility	102.73%	95.86%	69.59%
Risk free interest rate	2.09%	2.29%	4.67%
Expected life of options (in years)	5.38	4.39	5.01
Weighted average fair value of options granted	$0.21	$1.04	$2.96
Expected dividends	—	—	—
Forfeitures	5-10%	5-10%	5-10%

Index

The Company has never declared or paid dividends on its common stock and has no plans to pay dividends in the foreseeable future.

The following is a summary of option activity for the year ended December 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining
	Warrants	Exercise	Contractual
	Options/Warrants	Price	Life (Years)
Outstanding at January 1, 2009	25,193,000	$0.80	4.39

Granted	9,363,000	$0.21

Exercised	—

Forfeited/Expired	(9,967,000)	$1.04

Outstanding at December 31, 2009	24,589,000	$0.49	5.38
Exercisable at December 31, 2009	18,382,000	$0.58	4.86

The total fair value of options exercised during the years ended December 31, 2009, 2008, and 2007 were $0, $2,099,000, and $8,970,000, respectively.

The total fair value of options vested during the years ended December 31, 2009, 2008, and 2007 were $902,000, $2,841,000, and $1,968,000, respectively.

The activity of the Company’s stock options are categorized as follows:

	Employee and Directors		Consultants
	Weighted		Weighted
	Average		Average
	Exercise	Number of	Exercise	Number of
Stock option and warrant transactions:	Price	shares	Price	shares	Total

Outstanding balance January 1, 2007	$0.43	19,444,000	$0.96	10,889,000	30,333,000
Granted	2.97	1,319,000	2.89	315,000
Forfeited, expired or cancelled	0.68	(1,160,000)	1.96	(241,000)
Exercised	0.36	(1,565,000)	0.77	(4,434,000)
Outstanding balance December 31, 2007	0.67	18,038,000	1.13	6,529,000	24,567,000
Exercisable balance December 31, 2007	$0.55	16,629,000	$1.09	6,722,000	23,351,000

Outstanding balance January 1, 2008	$0.66	17,052,000	$1.13	7,515,000	24,567,000
Granted	$1.04	6,459,000	$1.02	2,957,000
Forfeited, expired or cancelled	$1.33	(3,268,000)	$1.26	(3,742,000)
Exercised	$0.53	(1,434,000)	$0.21	(330,000)
Outstanding balance December 31, 2008	$0.69	18,860,000	$1.12	6,333,000	25,193,000
Exercisable balance December 31, 2008	$0.61	16,782,000	$1.11	6,330,000	23,112,000

Outstanding balance January 1, 2009	$0.69	18,860,000	$1.12	6,333,000	25,193,000
Granted	0.21	9,043,000	0.20	320,000
Forfeited, expired or cancelled	1.13	(5,181,000)	0.94	(4,786,000)
Exercised		—
Outstanding balance December 31, 2009	0.41	22,772,000	1.46	1,817,000	24,589,000
Exercisable balance December 31, 2009	$0.48	16,565,000	$1.46	1,817,000	18,382,000

Cash received from options exercised for the years ended December 31, 2009, 2008, and 2007 was $0, $745,000, and $998,000 respectively.

Index

Note 6. (Loss) Earnings per Share

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

Components of basic and diluted (loss) earnings per share were as follows for the years ended December 31:

	2009	2008	2007

Net loss attributed to NutraCea	$(32,095,000)	$(64,572,000)	$(17,976,000)

Weighted average outstanding
Shares of common stock	183,553,000	160,585,000	125,938,000

Total diluted shares	183,553,000	160,585,000	125,938,000
Loss per share:
Basic	$(0.17)	$(0.40)	$(0.14)
Diluted	$(0.17)	$(0.40)	$(0.14)

Potential dilutive securities such as anti-dilutive warrants and options, were not included in the computation of earnings per share because the effect of was anti dilutive.

Note 7. Inventory

Inventory is stated at the lower of cost or market, with the cost determined by the first-in, first-out method.  We employ a full absorption procedure using standard cost techniques. The standards are customarily reviewed and adjusted annually so that they are materially consistent with actual purchase cost. Provisions for potentially obsolete or slow moving inventory are made based upon our analysis of inventory levels, historical obsolescence and future sales forecasts.

Inventories are composed of the following at December 31,

	2009	2008

Finished goods	$978,000	$2,320,000
Work in process	499,000	167,000
Raw materials	1,322,000	849,000
Packaging supplies	439,000	547,000

Total inventories	$3,238,000	$3,883,000

Index

Note 8. Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line basis over the estimated useful lives as follows:

Furniture and equipment	5-7 years

Plant	30 years

Software	3 years

Leasehold improvements	3-7 years or life of lease

Machinery and equipment	7-10 years

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statement of operations.

Property, plant and equipment consisted of the following at December 31:

	2009	2008

Land	$199,000	$3,128,000
Furniture and fixtures	1,506,000	3,068,000
Plant	12,939,000	15,556,000
Computer and Software	1,424,000	724,000
Automobile	283,000	338,000
Leasehold improvements	189,000	3,727,000
Machinery and Equipment	14,554,000	21,705,000
Construction in progress	2,575,000	15,958,000
Subtotal	$33,669,000	$64,204,000
Less accumulated depreciation	7,426,000	7,221,000
Total	$26,243,000	$56,983,000

Depreciation expense was $4,916,000, $4,473,000 and $1,501,000 for 2009, 2008 and 2007, respectively.

Impairment and Assets Held for Sale

Corporate Office

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

Lake Charles

This facility was built to process rice bran from a rice milling company Farmers Rice Milling (“FRM”) adjacent to the facility at a value of $3.8 million.   The facility was idled in May 2009 due to lack of orders.  This facility is built on leased land which is owned by FRM.  Due to non-payment of the land lease rent, FRM served a foreclosure notice on the Company in July 2009.  In July 2009, management initiated discussions with FRM to possibly sell them the building.  In September 2009, management made a written offer to FRM to sell the building for $1.3 million which was not accepted.  As a result of the written offer, the Company recorded an impairment of $2.3 million as of September 2009. The facility is not classified as held for sale due to potential alternative uses and because the Company is not aggressively marketing the property. Management evaluated and continues to evaluate alternate uses of the facility which include 1) oil pressing, 2) a DRB processing facility or 3) serving as a warehouse to store and distribute DRB produced in Brazil.  See Note 19, below, concerning the reinstatement of the lease.

Dillon facility

The Company’s Dillon facility produces certain retail Ri-Solubles, RiFiber and  RiBalance products and the infant cereal products.   In October 2009 as part of evaluating non-core assets and business, management determined that the Dillon facility which included land, building and equipment will be put up for sale.  Management began to aggressively market the Dillon facility in January 2010 once an agreement to sell the infant cereal business was entered into in December 2009.  A written offer to purchase the facility was received in January 2010 for all the assets at Dillon for $5.25 million.  Subsequently the offer was withdrawn.  The net book value of the land, building and equipment as of December 31, 2009 was $4.5 million and no impairment was noted as management believes it can sell all the assets of Dillon at or over their net book value. It is a fully functional facility.  The Dillon facility is classified as an asset held for sale as of December 31, 2009.

The following is a summary of fixed assets held for sale as of December 31:

	2009	2008

Land	$2,928,000	$—
Plant	8,193,000	—
Machinery and Equipment	5,963,000	—
Construction in progress	1,241,000	822,000
Subtotal	$18,325,000	$822,000
Less accumulated depreciation	3,774,000	—
Total	$14,551,000	$822,000

Index

 Note 9. Intangible Assets

Intangible assets consisted of the following at December 31:

	Original Cost	Accumulated Amortization	Net Book Value
December 31, 2009
Amortized intangible assets:
Patents	$2,672,000	$806,000	$1,866,000
Trademarks	4,787,000	1,770,000	3,017,000
Customer lists	4,153,000	1,357,000	2,796,000
Non-Compete	650,000	650,000	—
	$12,262,000	$4,583,000	$7,679,000

December 31, 2008
Amortized intangible assets:
Patents	$2,524,000	$617,000	$1,907,000
Trademarks	6,984,000	1,018,000	5,966,000
Customer lists	4,309,000	247,000	4,062,000
Non-Compete	650,000	542,000	108,000
	$14,467,000	$2,424,000	$12,043,000

Amortization expense was $2,039,000 and $1,541,000 for 2009 and 2008, respectively. Amortization expense is expected to be approximately $1,848,000, $1,764,000, $894,000, $894,000 and $893,000 for the years ended 2010 through 2014, respectively.

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

Index

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

The transaction closed in April 2010 for $650,000 plus closing costs.  The equine trademarks representing a value of $650,000 are classified as held for sale as of December 31, 2009.

Note 10. Notes Receivable

As of December 31, 2009, the Company held four promissory notes outstanding with an aggregate principal amount of $3,636,000.  These promissory notes bear interest at annual rates between six (6%) and ten (10%) percent with the principal and all accrued interest due and payable at dates through June 2012.

As of December 31, 2008, the Company held four promissory notes outstanding with as aggregate principal amount of $858,000.  These secured promissory notes bear interest at annual rates between six (6%) and ten (10%) percent.

A summary of the activity in the notes receivable account, before deduction for estimated uncollectable amount, for the periods ended December 31, is as follows:

			Herbal	VTLV/			Ceautamed
	ITV	CURA	Science	VTLV II	Diabco	VLI	Worldwide	Other	Total
Balance as of 12/31/07	$1,978,000	$—	$150,000	$550,000	$500,000	$—	$—	$47,000	$3,225,000
Notes receivable issued - 2008	221,000	211,000	—	—	43,000	—	—	40,000	515,000
Payments received	(1,978,000)	(53,000)	—	—	—	—	—	(48,000)	(2,079,000)
Deconsolidation of VLI	—	—	—	—	—	666,000	—	—	666,000
Write off of notes receivable	(221,000)	—	—	—	(543,000)	(666,000)	—	(39,000)	(1,469,000)
Balance as of 12/31/08	$—	$158,000	$150,000	$550,000	$—	$—	$—	$—	$858,000
Notes receivable issued - 2009	—	—	—	—	—	—	3,400,000	—	3,400,000
Payments received	—	(72,000)	(150,000)	—	—	—	(400,000)	—	(622,000)
Balance as of 12/31/09	$—	$86,000	$—	$550,000	$—	$—	$3,000,000	$—	$3,636,000

During the year ended December 31, 2009, the Company entered into one promissory note arrangement with a principal amount of $3,400,000 and received payments totaling $622,000 on all notes receivable.

As of December 31, 2006, the Company had a $500,000 promissory note from ITV, an infomercial customer.  The note accrued interest at 6% and payments were due over a one year period.  In February 2007, the Company entered into a new promissory note with ITV with the principal amount of $3,966,000, representing $446,000 in principal amount outstanding from December 31, 2006 and an additional amount of $3,520,000.  The note accrued interest at 7% and had weekly scheduled payments over a one year period.  The Company obtained a security interest in certain assets of ITV to secure payments under the note.  As of November 2007, $3,385,000 had been paid on the promissory note, and a principal amount of $581,000 was still outstanding.  In November 2007, the Company entered into another promissory note with ITV for the principal amount of $1,968,000.  This note accrued interest at 6% and was due over the period of five months.  As of December 31, 2007, the total principal amount outstanding on the two promissory notes to ITV was $1,978,000.  By February 2008, $649,000 in payments had been received on the notes, and the remaining amount of $1,329,000 was converted into a new promissory note along with an additional amount of $221,000 which primarily represented accrued interest.  The new promissory note total of $1,550,000 carried scheduled payments over a five month period.  As of December 31, 2008, the Company has collected $1,329,000 and had written off the remaining balance of $221,000.

Index

In September 2008, the Company entered into a promissory note with CURA for $211,000.  CURA had arranged for the sale of various products for the Company, but failed to deliver the collected funds to the Company.  The note carried equal monthly payments over a twelve month period beginning October 2008.  The Company received a security interest in CURA’s rights and interest in NutraCea/CURA, LLC, a limited liability company formed between NutraCea and CURA.  The Company received the scheduled payments through April 2009 totaling $125,000.  The Company has not received any payments since April 2009 and has established a reserve of $86,000 as of December 31, 2009 for the amount outstanding.

In December 2007, the Company formed Rice Rx LLC (“RRX”) with Herbal Science Singapore PTe Ltd. (“HS”) (See Note 11 - Acquisitions and Joint Ventures).  In conjunction with the formation of RRX, NutraCea sold, an exclusive license to develop, manufacture and sell certain SRB isolates and identify and commercialize certain patentable pharmaceuticals to HS for $300,000.  Payment for this license was made in the form of $150,000 cash and the execution of a promissory note for $150,000 at the prime rate of interest and was due within one year.  Payment of the entire principal amount was received in January 2009.

In June 2006, the Company issued a promissory note for $300,000 to VTLV, LLC (“VTLV”) to assist VTLV in purchasing $1,000,000 in principal amount of secured convertible notes and 1,000,000 shares of Series D Preferred Stock of Vital Living, Inc. (“VLI”) (See Note 11  – Acquisition and Joint Ventures) for an aggregate discounted amount of approximately $417,000.  The note bore an interest rate of 6% and was due and payable along with all accrued interest in May 2007.  As of December 31, 2008, the entire principal balance was outstanding.  This remaining balance of the note was fully reserved as of December 31, 2008.

In December 2006, the Company issued a promissory note for $250,000 to VTLV II, LLC (“VTLV II”) to assist VTLV II in purchasing $1,943,000 in principal amount of secured convertible notes of VLI (See Note  12  - Acquisitions and Joint Ventures) for a discounted amount of  $1,077,000.  The note bore an interest rate of 6% and was due and payable along with all accrued interest in October 2007.  As of December 31, 2008, the entire principal amount was outstanding.  The note was fully reserved as of December 31, 2008.

The current management of the Company is unaware of the business reasons for making the above loans to VTLV and VTLV II.

In September 2006, the Company entered into a Supply Agreement with VLI whereas NutraCea would supply to VLI and VLI would exclusively purchase from NutraCea its entire requirement of stabilized rice bran.  The term of the supply agreement was for five years.  VLI signed a promissory note in the principal amount of $300,000 plus interest to be paid in sixty consecutive monthly payments of $6,000 beginning on October 1, 2007.  The interest rate on the note was 5% per annum.  A principal payment of approximately $84,000 was received by the Company in the second quarter of 2007, and the remaining principal amount and accrued interest were written off as of December 31, 2008.

In December 2006, the Company entered into a Label License agreement with VLI whereby the Company granted VLI the right to use various NutraCea patents with regards to marketing, distribution and sale of a joint inflammation product.  A note was signed for the principal amount of $450,000 plus interest to be paid in 36 consecutive monthly principal installments of $12,500 beginning on September 1, 2007 until paid in full.  The interest rate for the note was 8%.  No payments were received on this note and the entire principal amount and accrued interest amounts were written off as of December 31, 2008.

In December 2006, the Company entered into a Supply Agreement with Diabco whereby Diabco agreed to buy and the Company agreed to sell them certain products.  Also in December 2006, the Company sold to Diabco $365,000 of its products.  In April 2007, Diabco requested an extension to pay amounts owed due to a longer than anticipated timeframe to develop and market its product.  In April 2007, the Company rolled the accounts receivable balance as well as a cash advance for approximately $135,000 into a promissory note totaling $500,000.  The note had an annual interest of 10% and was secured by a warrant (“Warrant Collateral”) to purchase Company stock held by Diabco.  No payment was received in 2007 on the outstanding notes receivable.  In January 2008, the Company entered into a new promissory note for $542,500 representing the principal balance of $500,000, accumulated interest of $17,500, and a default penalty of $25,000.  The note had an annual interest rate of 10% and was secured by the Warrant Collateral.  As of the end of 2008, the Company had received no payments on the notes receivable, and the value of the Warrant Collateral had reduced to zero. Accordingly, the notes were written off as of December 31, 2008.

Index

In November 2006, the Company entered into a promissory note with Famous Discoveries, an infomercial customer, for $400,000.  The note accrued interest at 6% per annum and was due in February 2007.  In March 2007, the note was paid in full.  The Company entered into a new promissory note in March 2007 with this customer.  The note was for $300,000, accrued interest at 8.25%, and was due in 180 days.  As of December 31, 2007, no payments had been made on the note, and the Company wrote off the entire principal amount and accrued interest.

In July 2009, the Company entered into a purchase agreement with Ceautamed Worldwide, LLC (“CW”) in which NutraCea sold to CW its rights in VLI.  These rights included senior secured convertible promissory notes having a principal amount of approximately $4.2 million, 1,000,000 shares of VLI’s Series A Preferred Stock, and rights assigned to NutraCea under the original security agreement between VLI and the original holders of the promissory notes.  Total consideration for the purchase agreement was $3,600,000 with CW making a deposit of $200,000 and a promissory note was signed for the remaining principal amount of $3,400,000   The note bears interest at the greater of (i) the prime rate of interest (as quoted by Wells Fargo Bank, N.A. at its San Francisco branch), plus an additional one percent per annum, and (ii) two and one half percent per annum.  The interest rate shall not exceed six percent per annum.  The initial interest rate will remain in effect for the first twelve month period with the interest rate for each successive twelve month period being determined on the first day of such twelve month period.  Principal payments of $100,000 per month are to be made each month beginning September 1, 2009, and continuing for thirty four consecutive months.  One half of all of the accrued and unpaid interest is due on July 1, 2012, with the remaining one half due on August 1, 2012.  As of December 31, 2010, the Company has received all of the principal payments due on the note.

Provision for doubtful notes receivable:

The Company maintains an allowance for doubtful accounts on the notes receivable based upon expected collection.  A summary of the activity in the allowance for doubtful accounts for the year ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Balance, beginning of period	$550,000	$250,000	$—
Provision for allowance for doubtful notes receivable
charged to operations	86,000	1,877,000	250,000
Losses charged against allowance	—	(1,577,000)	—
Balance, end of period	$636,000	$550,000	$250,000

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

Index

The total consideration of $14,237,000 included approximately $354,000 in legal fees which were capitalized as part of the purchase price.   Additionally, the Company agreed to fund as necessary up to $5,300,000 to pay deferred taxes due to the Brazilian government.  These deferred taxes are included in notes payable in the liabilities on Irgovel’s financial statements and are payable over periods through November 2024. Under the terms of the acquisition, the Company has escrowed approximately $2,023,000 to fund certain potential pre-acquisition litigation cost of Irgovel.  This amount is recorded as restricted cash within the consolidated assets as of December 31, 2009 and will be released upon resolution of certain pre-acquisition litigation.   The balance remaining in the escrow account is $1,917,000 and $1,915,000 as of December 31, 2010 and 2009, respectively.

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

See Note 12 for pro forma consolidated results of operations presented as though the acquisition had occurred on January 1, 2007.

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

NutraCea agreed to use $2,200,000 of the funds it received from the transaction to repay amounts owed to its general unsecured creditors in accordance with its Amended Plan of Reorganization. The remaining $1,800,000 was used for general corporate purposes, unsecured creditor claims and administrative expenses associated with the Chapter 11 Reorganization.

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

Prior to the Company’s initial acquisition of its shares, PIN was engaged in a flour trading operation.  PIN divested itself of its trading operations in the first quarter of 2008 before the Company made the First Purchase.  After the date of the Company’s initial investment, PIN has had no sales and its operational expenses were only those related to the preparation of the wheat mill project.

In March 2008, PAHL paid to the Company $5 million as a License Fee for an exclusive license and distribution rights for the production and sale of SRB and SRB derivative products in certain countries in Southeast Asia.  A principal shareholder of FFOL was also a principal shareholder of PAHL, and the Company’s receipt of payment for the License Fee was made at the same time the Company decided to make the First Purchase of the PIN shares.  Based in part upon the related ownership of FFOL and PAHL, the timing of the payments, the sub-license of PAHL’s rights under the License to Grain Enhancement and the Company’s determination of the value of the PIN shares, the Company believes the First Purchase of the PIN shares and the payment of the License Fee should be viewed as a combined event with related parties, causing the Company to value the First Purchase of the PIN shares at $3.175 million instead of $8.175 million.

 On July 23, 2009, Medan entered into a Stock Purchase Agreement with FFOL to sell its 12,750 shares of capital stock of PIN to FFOL, which shares represent 51% of the currently issued and outstanding capital stock of PIN (“Agreement”).  Pursuant to the Agreement, FFOL agreed to pay $1,675,000 to Medan, thus completely liquidating NutraCea’s ownership in PIN.  Based upon the liquidation of the Company’s ownership in PIN, the Company recorded as of December 31, 2008 an impairment charge of $3,996,000 to reduce the PIN investment at December 31, 2008 to $1,675,000.  As of August 31, 2009, the Company had received $1,591,000 with the remaining amount of $84,000 representing taxes withheld by the Indonesian Government.  The Company has written-off the taxes withheld amount as of December 31, 2009.

Index

The Company’s share of the net loss of PIN for the period from March 28, 2008 through December 31, 2008 and the year ended December 31, 2009 was approximately $4,000 and $29,000, respectively.

Infomaxx, LLC

In December 2006, our wholly-owned subsidiary Nutramercials, Inc. acquired a 50% interest in Infomaxx, LLC (“INFMX”).  INFMX was determined to be a variable interest entity of which NutraCea was the primary beneficiary. As such its’ financial position and operations were included in our Consolidated Financial Statements at December 31, 2006.

           In August 2007, the Company became the sole member of INFMX after the Company purchased from the other member of INFMX their 50% interest in INFMX by canceling a $300,000 note payable to NutraCea by the other member.  The Company received along with the 50% interest all rights to a certain trademark and product line of the former member.  The Company recorded an intangible asset of $296,000 in connection with the acquisition of the trademark and product line.  Additionally, in order to consummate this transaction, the Company agreed to accept the return of $275,000 of inventory from the other previous member of INFMX which the Company sold them in December 2006 for $1,551,000.

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

NCC entered into a supply agreement with a co-packer for materials with minimum purchase requirements of approximately $1,150,000 for the first year with an increase to the then current minimum of 5% per year over the term of the agreement.  The initial term was for three years, and would automatically renew for a one year periods unless either party terminates the agreement in accordance with the provisions of the supply agreement.  If the minimum purchase commitments were not met in any year, the co-packer of the products may terminate the supply agreement.

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

Both NutraCea and PAHL agreed to make $5,000,000 (for a total maximum of $10,000,000) cash contributions to GE based upon the following schedule:  $1,500,000 each on or before June 30, 2007, $2,000,000 each on or before October 30, 2007, and $1,500,000 each on or before August 31, 2008.  The initial payments of $1,500,000 due on or before June 30, 2007 were made by both NutraCea and PAHL.  The GE Agreement along with other related agreements also required NutraCea to; (i) grant PAHL a warrant to purchase 1,500,000 shares of common stock of NutraCea at an exercise price of $5.25 per share; (ii) enter into a Rice Bran Supply Agreement with GE; and (iii) enter into a Rice Bran Stabilization Equipment lease. The warrant was to vest and become exercisable as to 375,000 shares of Common Stock on July 1, 2007, and shall vest and become exercisable as to 375,000 shares of Common Stock on each of October 1, 2007, February 1, 2008 and May 1, 2008; provided however, that the warrant shall not vest and Holder may not exercise the warrant, or any portion thereof, until GE had entered into one or more binding contracts with one or more rice millers to supply to GE at least 20,000 tons of usable raw rice bran per year.  As of December 31, 2007, performance was not completed to earn the initial warrant to purchase 1,500,000 shares of NutraCea common stock, therefore no vesting had occurred and it appeared improbable that the performance would be met by the June 2008 expiration date.  The original award was going to be forfeited because the construction of the rice mill facility had not begun nor were plans in place to begin the construction of the rice mill facility. The $2,000,000 contribution due to GE on or before October 30, 2007 was not contributed by either NutraCea or PAHL, and on January 24, 2008, certain terms of the GE Agreement were amended by NutraCea and PAHL.  The amendment suspended the contribution of the remaining $7,000,000 ($3,500,000 by each party) to a date when GE’s finance committee determines that all or any portion of the remaining cash contributions are necessary for the successful operation of the business.  In addition, PAHL would no longer receive a monthly management fee.

Concurrently with the January 24, 2008 amendment, NutraCea agreed to issue to PAHL a new warrant (“Warrant”) for the purchase of 1,000,000 shares of NutraCea common stock at an exercise price of $2.50 per share, and PAHL agreed to cancel the existing warrant for the purchase of 1,500,000 shares at an exercise price of $5.25.  The Warrant shall vest and become exercisable in full upon GE entering into one or more letters of intent with one or more rice millers to supply to GE an initial 4,000 tons of usable raw rice bran per year. The performance conditions for the Warrant were satisfied on March 24, 2008 with a Letter of Intent between GE and Gentraco, Vietnam which was signed on March 26, 2008 for 10,000 tons of fresh rice bran. In this case the fair value of the equity instruments is more reliably measurable than the fair value of the goods or services received.  The Company estimated the fair value of the Warrant at the respective date using the Black-Scholes Merton option valuation model, based on the estimated market value of the underlying stock at the valuation measurement date, the contractual term of the Warrant, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying stock.  The value of the Warrant was estimated at $132,000 using the Black-Scholes Merton model.  The Warrant issued to PAHL was recorded as a liability because the Warrant contains a provision where it is required to be settled for cash if certain events occur.  The warrants do not contain any down-round or anti-dilutive features and expired on January 24, 2010.

The Company accounts for its investment in GE under the equity method of accounting as we do not maintain control over GE.  For the years ended December 31, 2009, 2008 and 2007, the Company’s share of Grain Enhancement net loss was $51,000, $98,000 and $309,000, respectively.

Index

In October 2009, the Company withdrew $950,000 in available cash from the joint venture to facilitate cash requirements. At December 31, 2009 and 2008 the value of our investment was $91,000 and $1,093,000, respectively.

Vital Living, Inc.

In April 2007, the Company acquired the outstanding shares of Series D Convertible Preferred Stock (“Preferred Stock”) and Secured Convertible Notes (“Notes”) of Vital Living, Inc. (“VLI”), a publicly traded company. VLI distributed nutritional supplements. VLI had a set of products that were complementary to our products and an established marketing channel that would enable NutraCea to market its own products without the expense of building the marketing base.  In addition, some of VLI’s products were suitable for modification to include NutraCea’s SRB as a key ingredient, which the Company believed would further enhance and develop the NutraCea brand.  The Company paid $1,000,000 for the 1,000,000 shares of Preferred Stock and $4,226,000 for the outstanding Notes. The Preferred Stock had a liquidation preference of $1.00 per share senior to the liquidation preferences of VLI Series B Preferred Stock and Series C Preferred Stock.  The Notes bear interest at 12% per annum, payable June 15 and December 15, mature in December 2008 and were secured by substantially all of VLI’s assets.  Originally, the Notes were convertible into VLI common stock and VLI had the option of paying the interest on the Notes in shares of VLI common stock.  At the time of the acquisition of the Preferred Stock and Notes, the Company’s Chief Executive Officer and President, Mr. Edson, was the former CEO and President of VLI from May 2001 to January 2004, and the President of the predecessor company of VLI from April 1999 to May 2001.  Mr. Edson is no longer the Company’s CEO and President.

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

On September 28, 2007, the Company entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with VLI which provided that the Company would purchase substantially all of VLI’s intellectual property and other assets used by VLI and certain subsidiaries in its business, including rights to nutritional supplements and nutraceutical products that are marketed for distribution to healthcare practitioners. As part of the transaction, VLI would assign to NutraCea its rights under various distribution and other agreements relating to the products being acquired.  The Company would not acquire the inventory, raw materials, cash, or accounts receivable of VLI.

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

VLI qualified as a VIE and the Company was determined to be the primary beneficiary.  The Company accounted for the purchase of the Preferred Stock and Notes of VLI by consolidating VLI into its financial statements from the date of acquisition through September 30, 2008.

Index

The purchase price allocated to assets and liabilities in April 2007 was as follows:

Assets
Cash	$83,000
Accounts receivable	1,017,000
Inventory	30,000
Property and equipment	15,000
Other Assets	15,000
Goodwill	6,278,000
Total Assets	$7,438,000

Liabilities
Accounts payable	$737,000
Accrued liabilities	725,000
Notes payable	750,000
Total liabilities and equity	2,212,000

Net Assets Acquired	$5,226,000

The Company has included VLI’s results of operation for the period from April, 19, 2007 through December 31, 2007, and September 30, 2008 in its results of operations.

The following table shows the effect of consolidating VLI into the Company’s financial statements (before inter-company eliminations) as of :

	September 30, 2008	December 31, 2007
Total assets	$6,485	$6,854
Total liabilities	2,558	3,142
Shareholders’ equity	3,927	3,712

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Revenue	$1,718	$601
Cost of goods sold	1,142	378
Gross profit	576	223
Operating expense	361	1,558
Impairment of Goodwill	—	1,300
Net income (loss)	$215	$(2,635)

In the fourth quarter of 2008, the Company determined that it no longer had a controlling financial interest and deconsolidated VLI as of October 1, 2008. The effect of the deconsolidation on the Company’s  consolidated balance sheet at December 31, 2008 was a reduction in total assets of $2,859,000 (after inter-company eliminations), a reduction in total liabilities of $1,799,000 (after inter-company eliminations), and a reduction in shareholder equity of $1,060,000 (after inter-company eliminations).  The standalone effect of VLI on the Company’s consolidated results of operations, net of inter-company eliminations, for the twelve months ended December 31, 2008 was an increase in revenues of $1,718,000, an increase in cost of goods sold of $1,142,000, an increase in operating expenses of $496,000, an increase in other expenses of $ 245,000, and a decrease in profit of $165,000.

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

In February 2009, the Company withdrew $850,000 in available cash from RS to meet the ongoing cash requirements of the parent.

Rice RX LLC

In December 2007 the Company formed Rice Rx LLC (“RRX”), a Delaware limited liability company, with Herbal Science Singapore Pte. Ltd. (“HS”), a Singapore corporation.  The Company formed RRX to obtain all of the rights granted to HS with regard to the patentable pharmaceuticals under the license agreement with the Company and HS and to develop, patent, own, market, distribute, and otherwise commercialize the patentable pharmaceuticals throughout the territory (entire world).  NutraCea and HS each have a 50% interest in RRX.

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

            Investment in RRX is accounted for under the equity method of accounting.  As of December 31, 2009 capital contributions of $138,000 had been made by each party. For the years ended December 31, 2009 and 2008, the Company’s share of RRX’s net loss was $138,000 and $138,000, respectively.

                Settlement with Herbal Science.

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

Index

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

Note 12. Acquisition Pro-Forma Information

In February, 2008, the Company acquired 100% of Irgovel (see Note 11, Acquisition and Joint Ventures).  Presented below are the unaudited pro forma results of operations for the twelve month periods ending December 31, 2008 and 2007 presented as though the acquisition of Irgovel had occurred on January 1, 2007.  This summary of unaudited pro forma results of operations is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually been attained had the acquisition taken place at the beginning of 2007.

	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007
	Unaudited	Unaudited
Total revenues	$38,212,000	$25,481,000
Net (loss) income available to common shareholders	$(64,592,000)	$(19,294,000)
Earnings per share
Basic	$(0.40)	$(0.15)
Diluted	$(0.40)	$(0.15)

Weighted average shares :
Basic	160,585,000	125,938,000
Diluted	160,585,000	125,938,000

Note 13. Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable and notes receivable. The Company performs ongoing credit evaluations on our customers’ financial condition and generally does not require collateral.

For the year ended December 31, 2009, one customers accounted for a total of 14.7% of the Company’s sales. At December 31, 2009, one customer accounted for 14.1% of the Company’s accounts receivable.

For the year ended December 31, 2008, one customer accounted for a total of 14.8% of the Company’s sales:. At December 31, 2008, one customer accounted for 20.0% of the Company’s accounts receivable.

For the year ended December 31, 2007, no customer accounted for more than 10% of the Company’s sales or total accounts receivable.

Index

Accounts receivable:

We maintain an allowance for doubtful accounts on our accounts receivables based upon expected collection of all accounts receivable.  A summary of the activity in the allowance for doubtful accounts as of December 31 is summarized in the following table:

	2009	2008	2007

Balance, beginning of period	$365,000	$20,000	$20,000

Provision for allowance for doubtful accounts charged to operations	39,000	345,000	—

Losses charged against allowance	(251,000)	—	—
Balance, at end of period	$153,000	$365,000	$20,000

Bad debt expense:

 The Company continuously monitors collections from customers and maintain an allowance for doubtful accounts based upon our historical experience and any customer collection issues that the Company have been identified. For year ended December 31, 2009, 2008 and 2007, the Company recorded actual bad debt expense of $125,000, $2,222,000 and $254,000 for both Accounts Receivable and Notes Receivable, respectively, while the combined allowance for doubtful accounts was $789,000 and $915,000, respectively, as of December 31, 2009 and 2008.  The Company continues to evaluate its credit policy to ensure that the customers are worthy of terms and support the business plans.

Note 14. Notes Payable and Long-Term Debt

The following table summarizes the Company’s current and long-term portions of notes payable and long-term debt as of December 31:

	2009	2008
Current Portion
NutraCea
West Sacramento lease	$28,000	$24,000
Wells Fargo - Revolver loan	460,000	—
Wells Fargo - Real estate loan	3,589,000	5,000,000
Customer list purchase	253,000	581,000
Louisiana Rice Mill note	116,000	—
NutraCea total current portion	4,446,000	5,605,000
Irgovel
Equipment financing	860,000	155,000
Working Capital Loan	901,000	—
Special tax program	435,000	399,000
Irgoval total current portion	2,196,000	554,000
Total current portion	$6,642,000	$6,159,000

Long-term portion, net of current portion
NutraCea
West Sacramento lease	$24,000	$52,000
Customer list purchase	1,158,000	1,280,000
Louisiana Rice Mill note	176,000	—
NutraCea total notes payable	1,358,000	1,332,000
Irgovel
Equipment financing	562,000	92,000
Special tax program	4,037,000	3,293,000
Irgoval total notes payable	4,599,000	3,385,000
Total long-term portion, net of current portion	$5,957,000	$4,717,000

Total notes payable and long-term debt	$12,599,000	$10,876,000

Index

West Sacramento Lease Note

In October 2007, the Company executed a promissory note with the lessor of the West Sacramento warehouse.  The value of the note was $105,000 at 8% payable over four years for the build-out of tenant improvements.  In May, 2010, the Company entered into an amendment with the lessor.  As part of the amendment, the lessor forgave the balance remaining on the promissory note, which was approximately $39,000.

Well Fargo Credit Facility

In December 2008 the Company entered into the Credit and Security Agreement (the “Agreement”) with Wells Fargo Bank, NA. (“Wells Fargo”).  The credit arrangement consisted of three separate credit facilities:

-       A revolving line of credit of $2,500,000 for working capital which bore interest at prime plus 2.5% and matured on November 30, 2011.

-       A real estate loan of $5,000,000 for general business purposes which bore interest at prime plus 3.0% and matured on December 31, 2018.

-       A term loan of $2,500,000 for general business purposes which bore interest at prime plus 3.0% and matured on November 30, 2011.

The above credit facilities were secured by the Phoenix, Arizona manufacturing building and all personal property of NutraCea other than NutraCea’s intellectual property.  NutraCea may terminate any of the above facilities at any time upon 90 days notice, subject to payment of fees and repayment of the outstanding credits.  NutraCea may terminate any of the above facilities at any time upon less than 90 days notice, subject to a payment of a penalty, payment of fees and repayment of the outstanding credit.  Wells Fargo may terminate the facilities at any time upon an event of default as defined in the agreement.  In the event of a default the interest rate will increase to 3.0% above the applicable interest rate for each facility.

On July 9, 2009, NutraCea received a letter from Wells Fargo stating that NutraCea (i) had failed to provide audited annual and quarterly financial  statements and (ii) allowed a non-permitted lien to be placed on the Phoenix manufacturing facility.  These events constituted an “Event of Default” under the Agreement.  Based on these “Events of Default”, Wells Fargo accelerated the entire principal balance due under the three separate credit facilities listed above.  At the time of the notice of default, NutraCea owed approximately $3.3 million under the credit facilities, which included principal and interest.  Due to the “Event of Default”, the interest rate increased to 3.0% above the applicable interest rate for each facility.  The credit facilities were secured against personal property owned by NutraCea located at 4502 W. Monterosa Street, Phoenix, Arizona (“Monterosa Property”).

On July 31, 2009, NutraCea and NutraPhoenix, LLC a wholly-owned subsidiary of NutraCea, entered into a Forbearance Agreement and Amendment to the Credit and Security Agreement (“Forbearance Agreement”) with Wells Fargo.  The Forbearance Agreement related to the credit facilities under the Agreement.

The Forbearance Agreement identified certain existing defaults under the Agreement and provided that Wells Fargo would forbear from exercising its rights and remedies under the Agreement on the terms and conditions set forth in the Forbearance Agreement, until the earlier of January 31, 2010 or until the date that any new default occurred under the Agreement.  In addition, by October 31, 2009, NutraCea was required to obtain a cash infusion of at least $1,250,000 in the form of equity, subordinated debt or asset sale to be used as working capital.

The Forbearance Agreement increased the interest rates applicable to each credit facility to the default rates under the Agreement, which is 3.0% above the applicable interest rate for each facility.  In addition, the Forbearance Agreement amended the Agreement by (i) decreasing the maximum amount advanced under the revolving line of credit to $1,500,000 from $2,500,000, (ii) terminated the term loan, and (iii) terminated any obligations Wells Fargo has to make any further advances to NutraCea in connection with the real estate loan.  Pursuant to the Forbearance Agreement, NutraCea agreed to deliver to Wells Fargo a first priority lien on certain real property located in Dillon, Montana.  As a result of signing the Forbearance Agreement the defaults were cured through January 31, 2010.

Index

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

Customer List Purchase Obligations

In December 2008 the Company entered into a purchase agreement to acquire a customer list (“Customer List Purchase Agreement”) for $3,100,000.  The Company paid $1,000,000 at the time of purchase and the remaining amount of $2,100,000 was due in twelve quarterly payments of $175,000 beginning March 1, 2009.  The imputed interest rate used on the remaining balance was 8%.

On May 14, 2009, the Company amended the Customer List Purchase Agreement due to NutraCea’s failure to comply with the payment terms of the original agreement.  The Customer List Purchase Agreement was amended to allow NutraCea to continue to take orders from the customers on the list.  The payment schedule was amended to require the Company to pay $90,000 by June 1, 2009 and to have all cash receipts from customers on the list be deposited into a bank account controlled by the seller of the list.  Any profits (amounts in excess of the cost of goods sold) generated from the cash receipts will be applied towards the outstanding principal amount.  The quarterly minimum amount required under this amendment was $90,000 beginning June 1, 2009.  The Company is required to fund any shortfall to the minimum quarterly amount.  The unsecured principal balance due as of December 31, 2009 was $1,411,000.

Index

Louisiana Rice Mill Note

In August 2009, NutraCea entered into a promissory note with Louisiana Rice Mill, L.L.C. (“LRM”) for approximately $296,000.  The note represented amounts due to LRM for goods supplied to the Company.  The note bears interest at 18.0% per annum.  The payments on the note are based upon an assessment fee of $25 per ton charged to the Company for each ton of rice bran purchased from LRM during the month.  The outstanding amount on the unsecured note as of December 31, 2009 was $292,000.

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

Covenants

The DIP Credit Agreement with Wells Fargo, as modified by the First Amendment requires the Company to maintain certain compliance and financial covenants.  In the event of a default, the repayment of the facilities could be accelerated.  As of December 31, 2009, the Company was not in default of the agreement.

The following table summarizes the Company’s required minimum payments as of December 31, 2009:

2010	$6,642,000
2011	1,004,000
2012	602,000
2013	594,000
2014	537,000
Thereafter	3,220,000
Total	$12,599,000

The Parent Company owes $5,804,000 of the total amount above. These obligations were not compromised under the Chapter 11 Reorganization.  The remaining $6,795,000 of minimum payment obligations are attributable to the Irgovel subsidiary and are not subject to the Chapter 11 Reorganization.

Index

Note 15. Restricted Cash

Under certain agreements the Company is required to maintain restricted cash balances in order to satisfy future obligations.

The following summarizes restricted cash as of December 31:

	2009	2008

Corporate office lease	$—	$448,000
Wells Fargo collateral	—	1,500,000
Irgovel purchase escrow	1,915,000	1,905,000
Total current portion	1,915,000	3,853,000

Corporate office lease	—	1,344,000

Total non-current portion	—	1,344,000

Total restricted cash	$1,915,000	$5,197,000

Note 16. Deferred rent incentive

In April 2007, the Company began leasing the office space at its old corporate headquarters in Phoenix, Arizona.  As part of the lease arrangement, the landlord provided certain moving and rental incentives to the Company.  The rental incentives provided funds which the Company used for leasehold improvements of the corporate office space.  The Company classified these incentives as deferred rent incentives in its consolidated financial statements and was amortizing such incentives over the life of the rental lease.  The amortization expenses were recorded as an offset against the rent expense in the statement of operations.  In December 2009, the Company rejected the lease agreement for its old corporate headquarters under the Chapter 11 proceedings.  As a result, all of the associated deferred rent incentives liability was released into earnings against the loss on disposal of leasehold improvements.

Note 17. Other Non-Current Liabilities

The Company, in the second quarter of 2007 closed on a sale of its Dr. Vetz PetFlex brand product with respect to which the applicable criteria for revenue recognition were not met.  The $1.0 million deposit received by the Company in that transaction was provided to the purchaser through a loan from a person who at the time was a consultant to and a former officer of NutraCea. The deposit is recorded as other non-current liability in the Consolidated Financial Statements.  This liability will be extinguished upon the resolution of certain legal matters.

Index

Note 18. Income Taxes

Income tax (benefit) expense consisted of the following components:

	2009	2008	2007

Current:
Federal	$—	$—	$—
State	—	41,000	20,000
Foreign	—	467,000	—
Total Current	$—	$508,000	$20,000

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(474,000)	(444,000)	—
Total Deferred	$(474,000)	$(444,000)	$—

Total income tax (benefit) expense	$(474,000)	$64,000	$20,000

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2009	2008

Net operating loss carry forward	$38,634,000	$31,242,000
Allowance for doubtful accounts	61,000	135,000
Stock options and warrants	2,138,000	1,910,000
Intangible assets	(1,297,000)	(2,308,000)
Property, plant and equipment	(1,073,000)	(4,430,000)
Capitalized expenses	1,431,000	843,000
Merger expenses	20,000	20,000
Other	211,000	375,000
	40,125,000	27,787,000
Less: Valuation allowance	(45,235,000)	(31,974,000)
Total deferred tax asset/(liability)	$(5,110,000)	$(4,187,000)

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. We have determined it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly we have provided a valuation allowance for deferred tax assets. Our valuation allowance includes certain foreign and state deferred tax assets.  The change in valuation allowance of approximately $13,261,000 in 2009 is primarily due to the net losses from operations and the impairment charges to various long-lived assets.

As of December 31, 2009, 2008 and 2007, net operating loss carry-forwards were approximately $102,380,000, $84,880,000, and $55,957,000, respectively, for federal tax purposes that expire at various dates from 2011 through 2023 and $61,017,000, $59,445,000, and $33,596,000, respectively for state tax purposes that expire in 2011 through 2018.  As of December 31, 2009, net operating loss carry-forwards for foreign tax purposes are approximately $780,000 and do not expire.

Utilization of net operating loss carry-forwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended and similar state regulations. The annual limitation may result in the expiration of substantial net operating loss carry-forwards before utilization.

Index

The Company is subject to taxation in the U.S. and various states. We record liabilities for income tax contingencies based on our best estimate of the underlying exposures.  The Internal Revenue Services (“IRS”) has commenced an audit of our fiscal 2007 tax return in January 2009. We currently cannot estimate the impact of such audit by the IRS. We are open for audit by the U.S. Internal Revenue Service and U.S. state tax jurisdictions from our inception in 1998 to 2009.

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34%) to income taxes as follows for the year ended December 31:

	2009	2008	2007
Income tax (benefit) expense at federal statutory rate	$(11,110,000)	$(21,978,000)	$(6,081,000)
Increase (decrease) resulting from:
State tax expense (benefit), net of federal tax effect	(1,902,000)	(1,368,000)	1,403,000
Change in valuation allowance	13,261,000	9,882,000	8,008,000
Goodwill impairment	—	13,271,000	442,000
Non-taxable fair value adjustment	(940,000)	—	—
True up to tax return	(181,000)	(361,000)	(102,000)
Non-deductible expenses	298,000	595,000	(3,670,000)
Foreign taxes	100,000	23,000	—
Tax provision/(benefit)	$(474,000)	$64,000	$—

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  The adoption of FIN 48 did not result in the recognition of a cumulative effect of adoption of a new accounting principle adjustment and no uncertain tax positions require a reserve as of December 31, 2009 and 2008.

Note 19. Commitments and Contingencies

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

Future minimum payments under these commitments at December 31, 2009 are as follows:

2010	$444,718
2011	428,035
2012	187,740
2013	184,774
2014	107,964
Thereafter	1,223,728
Total	$2,576,959

Index

                The Company incurred lease expense of $1,619,000, $1,774,000 and $1,079,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

On February 6, 2009, the Sellers filed a collection lawsuit against the Company seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $936,000.  The Company has withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Company has not been served with any formal notices in regard to this matter so far.  To date, only Irgovel has received formal legal notice. In addition, the Purchase Agreement requires that all disputes between the Company and the Sellers be adjudicated through arbitration. As part of the Purchase Agreement $2,022,000 was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  The Company believes any payout due to the lawsuit will be made out of the escrow account.  As of December 31, 2010 and 2009 the balance in the escrow account was $1,917,000 and $1,915,000, respectively.  The Company believes that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

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

Note 20.  Segment Information

The Company has two reportable segments; NutraCea, which manufactures and distributes ingredients primarily derived from SRB, and Irgovel, our rice-bran oil manufacturing subsidiary in Brazil.  The table below presents segment information for the years identified and provides a reconciliation of segment information to total consolidated information:

Index

	2009
	Corporate (1)	NutraCea	Irgovel	Consolidated
Net Revenue	$—	$14,491,000	$18,732,000	$33,223,000
Cost of Goods Sold	—	11,116,000	15,938,000	27,054,000
Gross Margin	—	3,375,000	2,794,000	6,169,000

Depreciation & Amortization	2,171,000	1,182,000	1,038,000	4,391,000
Other operating expenses	12,301,000	15,873,000	2,898,000	31,072,000
Gain/(Loss) from Operations	(14,472,000)	(13,680,000)	(1,142,000)	(29,294,000)

Interest Expense	(1,402,000)	—	(912,000)	(2,314,000)
Other Income/(Expense)	1,992,000	—	364,000	2,356,000
Total other income/(expense)	590,000	—	(548,000)	42,000

Reorganization expenses:
Professional fees	180,000			180,000
Other reorganization expenses	3,231,000	14,000		3,245,000
Net Income/(Loss) before taxes	(17,293,000)	(13,694,000)	(1,690,000)	(32,677,000)

Income tax benefit	—	—	474,000	474,000
Noncontrolling interests	—	108,000	—	108,000
Net loss to attribitable to NutraCea	$(17,293,000)	$(13,586,000)	$(1,216,000)	$(32,095,000)

Long lived Assets	$1,221,000	$14,056,000	$22,503,000	$37,780,000
Capital Expenditures	$569,000	$796,000	$403,000	$1,768,000
Assets Held for Sale		$15,201,000		$15,201,000

	2008
	Corporate (1)	NutraCea	Irgovel (2)	Consolidated
Net Revenue	$—	$15,023,000	$20,201,000	$35,224,000
Cost of Goods Sold	—	14,633,000	15,783,000	30,416,000
Gross Margin	—	390,000	4,418,000	4,808,000

Depreciation & Amortization	1,924,000	106,000	704,000	2,734,000
Impairment of Goodwill	—	33,231,000	—	33,231,000
Impairment of Investment-PIN	—	3,996,000	—	3,996,000
Gain on VLI deconsolidation	—	(1,199,000)	—	(1,199,000)
Other operating expenses	18,234,000	8,790,000	3,079,000	30,103,000
Gain/(Loss) from Operations	(20,158,000)	(44,534,000)	635,000	(64,057,000)

Interest Expense	(315,000)	—	(413,000)	(728,000)
Other Income/(Expense)	226,000	—	(29,000)	197,000
Net Income/(Loss) before taxes	(20,247,000)	(44,534,000)	193,000	(64,588,000)

Income tax expense	—	(41,000)	(23,000)	(64,000)
Noncontrolling interests	—	80,000	—	80,000
Net (loss) income attributable to NutraCea	$(20,247,000)	$(44,495,000)	$170,000	$(64,572,000)

Long lived Assets	$1,133,000	$11,826,000	$23,798,000	$36,757,000
Capital Expenditures	$2,965,000	$33,958,000	$925,000	$37,848,000
Assets Held for Sale		$822,000		$822,000

	2007
	Corporate (1)	NutraCea	Consolidated
Net Revenue	$—	$12,726,000	$12,726,000
Cost of Goods Sold	—	8,883,000	8,883,000
Gross Margin	—	3,843,000	3,843,000

Depreciation & Amortization	899,000	285,000	1,184,000
Impairment of Goodwill	—	1,300,000	1,300,000
Other operating expenses	18,918,000	4,374,000	23,292,000
Gain/(Loss) from Operations	(19,817,000)	(2,116,000)	(21,933,000)

Interest Expense	(1,000)	—	(1,000)
Other Income/(Expense)	3,978,000	—	3,978,000
Net Income/(Loss) before taxes	(15,840,000)	(2,116,000)	(17,956,000)

Income tax expense	—	(20,000)	(20,000)
Noncontrolling interests	—	—	—
Net loss to common shareholders	$(15,840,000)	$(2,136,000)	$(17,976,000)

Long lived Assets	$529,000	$55,813,000	$56,342,000
Capital Expenditures	$2,097,000	$6,726,000	$8,823,000

Index

(1)	Includes corporate general and administrative expenses, litigation settlements, amortization of intangible assets, and other expenses not directly attributable to segments.

(2)	Represents result of operations from February 18, 2008 through December 31, 2008.

The following table presents net revenues and property, plant, and equipment, by geographic area:

	2009	2008	2007
Net revenue from customers:
United States	$11,685,000	$13,638,000	$11,781,000
Brazil	18,138,000	18,977,000	—
Other International	3,400,000	2,609,000	945,000
Total Revenues	$33,223,000	$35,224,000	$12,726,000

Property, plant and equipment, net:
United States	$12,678,000	$42,307,000	$19,912,000
Brazil	13,565,000	14,676,000	—
Total property, plant and equipment, net	$26,243,000	$56,983,000	$19,912,000

Note 21. Preferred Stock

During October 2008, the Company issued to two institutional investors, for the purchase price of $5,000,000, shares of our Series D Convertible Preferred Stock (“Preferred Stock”) and five-year warrants to purchase up to 4,545,455 shares of our common stock. The securities were offered in “units” at a price of $1,000 per unit.  The units immediately separated upon issuance.  Each warrant entitled the investor to purchase 909.09 shares of NutraCea common stock at an exercise price of $0.55 per share. The investors also received additional warrants that granted them the right, for a period of 60 days after the initial issuance, to purchase an additional $5,000,000 of Preferred Stock and associated warrants on the same terms as the initial issuance.  The investors did not exercise this right. For the sale of 5,000 units we received an aggregate of $4,500,000 net of fees and expenses.

The Preferred Stock accrued preferred dividends at 8% per annum. These dividends were payable quarterly in arrears, commencing on January 1, 2009. Subject to the satisfaction of certain conditions, the dividends were payable in shares of NutraCea common stock, but may have been paid in cash at NutraCea’s election along with a 10% penalty. On December 31, 2008, we paid to the investors $82,417 in cash representing the preferred dividends amount for the period October 17 to December 31, 2008.

The terms of the Preferred Stock required NutraCea to redeem all of the Preferred Stock (unless converted) in nine equal monthly installments commencing on February 1, 2009. The redemption amount was payable in shares of NutraCea Common Stock, but may have been paid in cash at NutraCea’s election. The conversion price and the exercise price for the warrants were each subject to anti-dilution adjustments upon certain stock issuances at a price per share less than the conversion price. Subject to certain limitations, the Company may have redeemed the Preferred Stock at any time upon 10 days notice at a price equal to 110% of the aggregate stated value of the Preferred Stock being redeemed plus accrued and unpaid dividends thereon.

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

On May 7, 2009, NutraCea entered into two Exchange Agreements with the holders of its Preferred Stock.  The agreements provided for the cancellation of all of the 2,743 then outstanding shares of its Preferred Stock and outstanding warrants to purchase a total of 4,545,455 shares of its common stock held by these holders (“Series D Warrants”), in exchange for 2,743 shares of its Series E Convertible Preferred Stock (“Series E Preferred Stock”) and new warrants to purchase 4,545,455 shares of its common stock (“Series E Warrants”).  The terms of the Series E Warrants are substantially similar to the Terms of the Series D Warrants, except that the per share exercise price of the Series E Warrants is $0.20 and the termination date of the Series E Warrants is May 7, 2014. The Conversion of Series E Preferred Stock is based on a formula which uses the stated value of the Series E Preferred Stock of $1,000 plus any accrued dividend divided by the exercise price of $0.30.  Additionally, the new Series E accelerated the redemption and payment of accrued dividends to three equal monthly installments due on June 1, 2009, July 1, 2009 and August 1, 2009.

As of August 2009 we had redeemed all of the Preferred Stock and Series E Preferred Stock and paid the related dividends in common stock.  The Company issued 24,560,626 shares of Common Stock from February through August 2009 for the redemption of the Preferred D and E Stock including dividends.  Additionally, the Company paid $698,000 in cash in December 2008 and January 2009 for the redemption of the Preferred Stock including dividends.  The total interest expense recorded at fair market value of the Common Shares of Stock and cash issued for the dividends on the Preferred D and E Stock was $861,000.

Note 22. Warrants

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

Index

Accordingly, at January 1, 2009, we determined that the warrants should be accounted for as derivative liabilities. The warrants were valued using the Lattice model.  The impact of adoption was an increase in accumulated deficit of $3,913,000, and an increase in warrant liabilities of $3,913,000.

In July 2009, under the employment agreement with the Company’s current Chief Executive Officer, he was granted options at an exercise price which triggered issuance of additional anti-dilutive warrants.  As a result the Company issued 6,967,000 additional warrants at a weighted average exercise price of $0.60 to existing holders.

Warrant liability was $896,000 as of December 31, 2009 resulting in warrant liability income of $3,017,000 or earnings per share of $0.02 included in other income for the year ended December 31, 2009 for all anti dilutive warrants.

Series D Warrants (see Note 21)

The Company issued 4,545,000 Series D warrants under an effective registration statement in October 2008.  The warrants were silent as to any penalties should the Company be unable to maintain the effectiveness of the registration and accordingly, the warrants should have been recorded as a liability as of their issuance date and December 31, 2008.  The Company had not previously accounted for these warrants as separate instruments.  The Company recorded the fair value of its 4,545,000 Series D warrants totaling $1,156,000 as warrant liability or earnings per share impact of $0.01 and the corresponding expense as of January 1, 2009.  In May 2009 the Series D Warrants were exchanged for the same number of Series E Warrants. The fair value related to the Series E Warrants was $383,000 as of December 31, 2009. The Series D Warrants and Series E Warrants were valued using the Lattice Model. The net warrant liability expense associated with the Series D Warrants and the Series E warrants is $383,000 for the year ended December 31, 2009, namely the $1,156,000 of initial expense recorded on January 1, 2009 offset by income of $773,000 representing the change in the warrant liability value from January 1, 2009 to December 31, 2009.  The Company’s management determined that recording the $1,156,000 warrant expense in the first quarter of 2009 instead of recording that expense in the fourth quarter of 2008 does not materially misstate the financial statements of any periods affected.

Exchange of Series D Warrants for Series E Warrants in May 2009, resulted in a triggering event that required issuance of additional anti-dilutive warrants. The Company issued 2,566,000 of additional warrants at a weighted average exercise price of $1.82 to the existing holders.

Index

The following table is a summary of activity for warrants subject to liability treatment:

	Outstanding Warrants	Weighted Average Exercise Price

January 1, 2009:
Series D warrants	4,545,000	$0.55

Adoption of ASC 815-40-15 anti-dilutive warrants	28,723,000	$1.77

Exchange of Warrants:
Series D warrants Cancelled	(4,545,000)	$0.55
Series E warrants issued	4,545,000	$0.30

Additional warrants issued in connection with anti-dilutive warrant triggering events	9,533,000	$0.93

Total anti dilutive and Series E warrants outstanding at December 31, 2009	42,801,000	$1.24

The Lattice Model requires management to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants. As of January 1, 2009, management estimated two future equity instruments issuances and assessed probability between 10%-50%.  As of December 31, 2009, management estimated one future equity instruments issuance and assessed a probability of 10%. Additional assumptions that were used to calculate fair value are as follows.

	January 1, 2009	December 31, 2009

Risk-free interest rate	0.66% - 1.50%	0.34% - 2.44%
Expected volatility	93%	111%
Expected life (years)	1.75 - 4.80	0.76 - 4.50
Annual dividend yield	$0	$0

Other Warrants

The Company has issued to investors certain warrants that do not contain anti-dilutive features and hence, qualify as equity warrants.  The Company valued these warrants using the Black-Scholes Merton model upon issuance.  As of December 31, 2009, there were 1,546,000 of Equity Warrants outstanding with a weighted average exercise price of $0.69 and expected life of 2.35 years.

Note 23. Employee Benefit Plan

At the time of merger with RiceX, the Company adopted RiceX’s 401(k) profit sharing plan, now referred to as the NutraCea 401(k) Profit Sharing Plan and trust (the “Plan”) for the exclusive benefit of eligible employees and their beneficiaries. Substantially all US based employees are eligible to participate in the Plan. Safe harbor contributions to the Plan are a mandatory 3% of the qualified employees’ gross salary, regardless of whether or not the employee is a participant in the Plan. Also, in addition to any safe harbor contributions, the Company may make matching contributions, discretionary profit sharing contributions and qualified non-elective contributions. For 2009, 2008 and 2007, the Company made matching contributions of $0, $0, and $113,000, respectively. For 2009, 2008 and 2007 our Safe Harbor contributions were $152,000, $185,000 and $0, respectively.

Index

Note 24. Fair Value Measurement

As defined in ASC No. 820, Fair Value Measurements (“ASC 820”), fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Certain assets and liabilities are presented on the Company’s financial statements at fair value.  Assets and liabilities measured at fair value on a recurring basis on the Company’s balance sheet include warrant liabilities.   Assets and liabilities measured at fair value on a non-recurring basis include held-for-sale fixed assets and held-for-sale intangibles.

The Company assesses the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:

●	Level 1 – inputs include quoted prices for identical instruments and are the most observable.

●	Level 2 – inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves.

●	Level 3: inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability.

   For instruments measured using Level 3 inputs, a reconciliation of the beginning and ending balances is disclosed.

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

   The following table summarizes the fair values by input hierarchy of items measured at fair value on a recurring basis on our balance sheet as of December 31:

	2009				2008
	Level 1	Level 2	Level 3	Total

Warrant liabilities (1)	$—	$—	$1,279,000	$1,279,000	$—

Total liabilities at fair value	$—	$—	$1,279,000	$1,279,000	$—

(1)
Represents fair value of warrant liabilities established as a result of adoption of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”).  Fair value of the warrant liabilities was determined using the Lattice Model.  Refer to Note 22 to the Consolidated Financial Statements included herein.

Index

Reconciliation of Changes in Level 3 Balances

The following table summarizes the changes in level 3 items measured at fair value on a recurring basis on the Company’s balance sheet as of December 31:

	2009
	Adoption of ASC 815-40-15 as of January 1, 2009	Total Realized/ Unrealized (Gains)/ Losses(1)	Record Series D Warrants at Fair Value as of January 1, 2009 (see Note 22)(1)	Issuance Of New Warrants(1)	Net Transfers Into/(Out of) Level 3	Fair value at December 31, 2009	Change in Unrealized (Gains)/Losses on Instruments Still Held

Warrant liabilities	$3,913,000	$(5,247,000)	$1,156,000	$1,457,000	$—	$1,279,000	$(5,247,000)
Total Level 3 fair value	$3,913,000	$(5,247,000)	$1,156,000	$1,457,000	$—	$1,279,000	$(5,247,000)

(1)	Included in "Warranty Liability Income" in our Consolidated Statements of Operations

Input Hierarchy of Items Measured at Fair Value on a Non-Recurring Basis

The following tables summarize the fair values by input hierarchy of items measured at fair value on our balance sheet on a non-recurring basis as of December 31:

	2009
	Level 1	Level 2	Level 3	Total

Held-for-sale fixed assets (1)	$—	$—	$14,551,000	$14,551,000
Held-for-sale intangibles (2)	—	—	650,000	650,000
Lake Charles buidling (3)	—	—	1,251,000	1,251,000

Total assets at fair value	$—	$—	$16,452,000	$16,452,000

(1)
Represents land, building, equipment and construction in progress at our Dillon, Montana and Phoenix, Arizona facilities.  The fair value was measured based on third party appraisals, offers from potential buyers and subsequent sale of the assets.  Refer to Note 8 to the Consolidated Financial Statements included herein.

(2)
Represents Equine Trademarks held for sale as of December 31, 2009.  The fair value was determined based on the offers received from potential buyers.  The Equine Trademarks were sold to an existing customer of our equine products in April 2010.  Refer to Note 9 to the Consolidated Financial Statements included herein.

(3)
The Company recorded an impairment of $2,300,000 during the third quarter of 2009.  The fair value of the building was based on a written offer made to FRM and a third party appraisal. Refer to Note 8 to the Consolidated Financial Statements included herein.

Index

	2008
	Level 1	Level 2	Level 3	Total

Investment in VLI Sr. Notes and Preferred Stock (1)	$—	$—	$3,626,000	$3,626,000
Lake Charles equipment (2)	—	—	822,000	822,000

Total assets at fair value	$—	$—	$4,448,000	$4,448,000

(1)
The Company’s evaluation of VLI’s Sr. Notes and Preferred Stock included assessments of the underlying collateral supported by the subsequent sale of the investment to Ceautamed, and discounted cash flow of VLI product business. Refer to Note 11 to the Consolidated Financial Statements included herein.

(2)
Represents oil pressing equipment at our Lake Charles, Louisiana held for sale.  The fair value was measured based on management’s intention to contribute the equipment to the Grain Enhancement joint venture in Indonesia.

Note 25.  Goodwill

A roll-forward of goodwill is as follows:

	Balance	2008		VLI	Balance	2009			Balance
Reporting unit	1/1/2008	Addition	Impairment	Deconsolidation	12/31/2008	Addition	Impairment	Fx Effect	12/31/2009

NutraCea	$32,314,000	$—	$(32,314,000)	$—	$—	$—	$—	$—	$—
Grainnovation	917,000	—	(917,000)	—	—	—	—	—	—
Vital Living Inc.	6,279,000	—	—	(6,279,000)	—	—	—	—	—
NutraCea segment	39,510,000	—	(33,231,000)	(6,279,000)	—	—	—	—	—

Irgovel segment	—	5,579,000	—	—	5,579,000	—	—	47,000	5,626,000

Total	$39,510,000	$5,579,000	$(33,231,000)	$(6,279,000)	$5,579,000	$—	$—	$47,000	$5,626,000

Impairment

In accordance with ASC No. 350, “Goodwill and Other Intangible Assets”, (ASC 350), the Company is required to test goodwill for impairment at least annually and more often if an event occurs or circumstances change that “more likely than not” reduce the fair value of a reporting unit below its carrying value . In assessing the recoverability of goodwill, the Company makes estimates and assumptions about sales, operating margin terminal growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data.   There are inherent uncertainties related to these factors and management’s judgment in applying these factors.  The fair value of a reporting unit has been determined using an income approach based on the present value of the future cash flows of each reporting unit. The goodwill impairment test compares the fair value of individual reporting units to the carrying value of these reporting units. If fair value is less than carrying value then goodwill impairment may be present. The market value of the Company’s common stock is an indicator of fair value and a consideration in determining the fair value of the Company’s reporting units.

As of December 31, 2008, the Company assessed the fair value of its reporting units compared to their respective carry values as of December 31, 2008.  As a result, the Company determined that the carrying value of the Company’s NutraCea segment goodwill exceeded the fair value and therefore the Company recorded a non-cash goodwill impairment charge of $33,231,000.  The impairment charge is a result of a combination of factors, including declining current and projected sales, insufficient working capital cash flows and continued decline in Company’s share price.

Index

The first step of the ASC 350 impairment analysis consisted of a comparison of the fair value of the reporting unit with its carrying amount, including the goodwill. The Company performed extensive valuation analyses, utilizing both income and market-based approaches, in its goodwill assessment process. The following describes the valuation methodologies used to derive the estimated fair value of the reporting unit.

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

Based on the ASC 350 “step one” analysis that was performed, the Company determined that the carrying amount of the net assets of the reporting unit was in excess of its estimated fair value. As such, the Company was required to perform the “step two” analysis, in order to determine the amount of any goodwill impairment. The “step two” analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill based on a hypothetical allocation of the estimated fair value to the net assets. Based on the “step two” analysis, the Company concluded that the recorded goodwill was impaired. As a result, the Company recorded a non-cash goodwill impairment charge of $33,231,000. The allocation discussed above was performed only for purposes of assessing goodwill for impairment; accordingly, the Company has not adjusted the net book value of the assets and liabilities on the Company’s Consolidated Balance Sheet, other than goodwill, as a result of this process.

In May 2009, the Company’s Grainovation facility in Freeport, Texas was closed due to lack of demand and reduction in company wide capacity needs.  Goodwill of $917,000 associated with the purchase of Grainovation was impaired as of December 31, 2008.

 In April, 2007, the Company purchased, for $5,226,000, certain debt securities of VLI (see Note 11 to the Consolidated Financial Statements).  In September 2007, the Company entered into an asset purchase agreement in which the company agreed to buy the assets of VLI for an additional $1,500,000 and the forgiveness of the debt securities and certain other indebtedness of VLI.  The contingent liability was recorded in the financial statements as of December 31, 2007.  As a result, the total increase in goodwill on the Company’s Consolidated Financial Statements in 2007 associated with this transaction was $7,579,000.  The Company evaluated this intangible and determined that the value was $6,279,000 as of December 31, 2007.  As a result, the Company recorded an intangible impairment of $1,300,000 in 2007.

Index

Note 26. Subsequent Events

Chapter 11 Reorganization

On August 10, 2010, the Company and the Official Unsecured Creditors Committee filed with the Bankruptcy Court an amended plan of reorganization (the “Amended Plan”) in accordance with the Bankruptcy Code. The Amended Plan calls for the payment in full of all allowed claims.  Creditors voted in favor of the Amended Plan and, on October 27, 2010, the Bankruptcy Court entered its order confirming the Amended Plan.  The confirmation order become final on November 10, 2010 and the Amended Plan became effective on November 30, 2010.  The Company’s payment obligations under the Amended Plan are estimated to total $7 million.  The Parent Company intends to discharge these obligations by selling non-core assets, collecting outstanding receivables, and borrowing on a secured basis.  To secure a portion of these payment obligations, unsecured creditors were granted a lien in all of the Company’s assets.  The lien is administered and is enforced by a Plan Agent, who was jointly selected by the Company and the Official Unsecured Creditors Committee.  The Plan Agent may, among other things, sell specified assets of the Company if the payment benchmarks set forth in the Amended Plan are not met.

Sale of Assets

On March 9, 2010, NutraCea entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Kerry Inc. (“Kerry”) pursuant to which Kerry purchased certain assets and assumed certain sales orders of NutraCea related to NutraCea’s existing cereal business.  Kerry paid an aggregate purchase price equal to $3,900,000 plus $272,000 for inventory related to the cereal product.  NutraCea paid a finder’s fee equal of $200,000 in connection with the transaction.

Furthermore, NutraCea agreed that it will not process or sell certain cereal products for a period of five (5) years from the closing of the Purchase Agreement.  The sale of the building and equipment related to cereal products allows management to concentrate on the Company’s core businesses of stabilized rice bran, rice bran oil and derivative products.

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

Index

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

Index

Mr. Belt was granted employee stock options to purchase 2,500,000 shares of common stock at a price of $0.20 per option.  Such options shall vest as follows:  (i) 500,000 options vested on June 15, 2010, (ii) 500,000 options vested upon the Plan Effective Date, and (iii) 31,250 options shall vest over a 48 months period commencing with the Plan Effective Date,

Financing facilities

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

The First Amendment also outlined the use of proceeds generated from the sale of the collateral assets. Using the proceeds from the Kerry transaction and the sale of the Phoenix manufacturing facility, the outstanding amounts on the revolver loan and the term loan were $0 as of September 30, 2010. The First Amendment facility was paid in full as of December 31, 2010.

Other

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

Index

Effective as of July 7, 2010, the board of directors of NutraCea repriced all outstanding compensatory options to purchase common stock held by employees, including executive officers, with exercise prices in excess of $0.20 per share (the “Options”).  As a result, the exercise price of all Options were lowered to $0.20 per share.  No other terms of the Options were changed.

Note 27. Quarterly Financial Data (Unaudited)

The following tables set forth certain quarterly unaudited operating data for years ended December 31, 2009, 2008, and 2007.  The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown. Please note the sum of the quarterly earnings (loss) per share amounts within a fiscal year may differ from the total earnings (loss) per share for the fiscal year due to the impact of differing weighted average share outstanding calculations.

Statements of Operations Data: (In thousands, except per share data)

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$7,212	$9,582	$8,260	$8,169
Cost of Goods Sold	6,256	7,605	6,478	6,715

Gross Profit	956	1,977	1,782	1,454

Operating Expenses	7,270	6,737	16,051	5,405
Reorganization Expenses	-	-	-	3,425
Other Income/(Expense)	1,059	(850)	(437)	270
Income Tax Expense	(186)	(14)	(82)	(192)

Net Loss	(5,069)	(5,596)	(14,624)	(6,914)

Noncontrolling interest	(76)	(5)	(27)	-

Net Loss attributable to NutraCea	(4,993)	(5,591)	(14,597)	(6,914)

Loss per share attributable to NutraCea
Basic	$(0.03)	$(0.03)	$(0.08)	$(0.04)
Diluted	$(0.03)	$(0.03)	$(0.08)	$(0.04)

Weighted average basic number of shares outstanding	169,365	180,407	191,114	192,968
Weighted average diluted number of shares outstanding	169,365	180,407	191,114	192,968

Statements of Operations Data: (In thousands, except per share data)

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$5,834	$11,016	$11,472	$6,902
Cost of Goods Sold	5,261	7,746	9,015	8,394

Gross Profit	573	3,270	2,457	(1,492)

Operating Expenses	7,720	7,709	6,307	46,730
Other Income/(Expense)	657	(1,028)	62	(621)
Income Tax Expense	37	281	222	(476)

Net Loss	(6,527)	(5,748)	(4,010)	(48,367)

Noncontrolling interest	-	(70)	-	(10)

Net Loss attributable to NutraCea	(6,527)	(5,678)	(4,010)	(48,357)

Loss per share attributable to NutraCea
Basic	$(0.05)	$(0.04)	$(0.02)	$(0.30)
Diluted	$(0.05)	$(0.04)	$(0.02)	$(0.30)

Weighted average basic number of shares outstanding	144,779	151,867	167,994	160,585
Weighted average diluted number of shares outstanding	144,779	151,867	167,994	160,585

Index

Statements of Operations Data: (In thousands, except per share data)

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$1,997	$3,314	$3,421	$3,994
Cost of Goods Sold	1,113	3,305	1,903	2,562

Gross Profit	884	9	1,518	1,432

Operating Expenses	2,893	6,764	5,635	10,137
Other Income/(Expense)	1,762	481	855	532
Income Tax Expense	—	85	(67)	2

Net Loss	(247)	(6,359)	(3,195)	(8,175)

Noncontrolling interest	—	—	—	—

Net Loss attributable to NutraCea	(247)	(6,359)	(3,195)	(8,175)

Loss per share attributable to NutraCea
Basic	$(0.00)	$(0.05)	$(0.02)	$(0.06)
Diluted	$(0.00)	$(0.05)	$(0.02)	$(0.06)

Weighted average basic number of shares outstanding	111,959	136,907	141,084	142,895
Weighted average diluted number of shares outstanding	111,959	136,907	141,084	142,895