Form 10-Q
period 2010-03-31
NUTRACEA
filed 2011-03-31
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of March 15, 2011, 195,509,109 shares of the registrant’s common stock were outstanding.

FORM 10-Q

Index

NutraCea (Debtor in Possession)
Condensed Consolidated Statements of Operations
 (Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009

Revenues	$7,222	$7,212
Cost of goods sold	5,490	6,256
Gross profit	1,732	956

Operating expenses:
Selling, general and administrative	4,016	5,683
Professional fees	457	1,132
Loss on disposal of trademarks, property, plant and equipment	376	-
Provision (recovery) for doubtful accounts receivable and notes receivable	73	(64)
Research and development	122	519
Total operating expenses	5,044	7,270

Loss from operations	(3,312)	(6,314)

Other income (expense):
Interest income	18	99
Interest expense	(281)	(546)
Loss on equity method investments	(11)	(4)
Foreign exchange loss	-	(320)
Warrant liability income	321	1,694
Other income	88	136
Total other income	135	1,059

Reorganization expenses:
Professional fees	337	-
Total reorganization expenses	337	-
Loss before income taxes	(3,514)	(5,255)
Income tax benefit	244	186
Net loss	(3,270)	(5,069)
Net loss attributable to noncontrolling interest	-	76
Net loss attributable to NutraCea shareholders	$(3,270)	$(4,993)

Loss per share attributable to NutraCea shareholders
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)

Weighted average number of shares outstanding
Basic	192,992	169,365
Diluted	192,992	169,365

Index

NutraCea (Debtor in Possession)
Condensed Consolidated Balance Sheets
 (Unaudited; in thousands, except share amounts)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$897	$952
Restricted cash	1,915	1,915
Accounts receivable, net of allowance for doubtful accounts of $277 and $153	3,629	3,506
Inventories	4,073	3,238
Notes receivable, current portion, net of allowance for doubtful notes receivable of $636 and $636	1,200	1,200
Deposits and other current assets	2,061	2,637
Assets held for sale - property, plant and equipment	10,492	14,551
Assets held for sale - trademarks	650	650
Total current assets	24,917	28,649

Notes receivable, net of current portion	1,500	1,800
Property, plant and equipment, net	25,086	26,243
Intangible assets, net	7,195	7,679
Goodwill	5,472	5,626
Equity method investment	81	91
Other long-term assets	91	80
Total assets	$64,342	$70,168

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,921	$2,588
Accrued expenses	5,049	5,080
Long-term debt, current portion	4,998	6,642
Warrant liability, current portion	1	34
Total current liabilities	12,969	14,344

Liabilities subject to compromise	6,976	6,988

Long-term liabilities:
Long-term debt, net of current portion	5,709	5,957
Deferred tax liability	4,710	5,110
Warrant liability, net of current portion	957	1,245
Other long-term liabilities	1,000	1,000
Total liabilities	32,321	34,644

Commitments and contingencies

Equity:
Equity attributable to NutraCea shareholders:
Convertible, series E preferred stock, no par value, $1,000 stated value, 2,743 shares authorized, no shares outstanding	-	-
Convertible, series D preferred stock, no par value, $1,000 stated value, 10,000 shares authorized, no shares outstanding	-	-
Common stock, no par value, 350,000,000 shares authorized, 193,324,109 and 192,967,680 shares issued and outstanding	205,465	205,291
Accumulated deficit	(172,414)	(169,144)
Accumulated other comprehensive loss	(874)	(467)
Total equity attributable to NutraCea shareholders	32,177	35,680
Noncontrolling interest	(156)	(156)
Total equity	32,021	35,524
Total liabilities and equity	$64,342	$70,168

Index

 NutraCea (Debtor in Possession)
Condensed Consolidated Statements of Cash Flows
 (Unaudited; in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flow from operating activities:
Net loss	$(3,270)	$(5,069)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,139	1,746
Provision for doubtful accounts receivable and notes receivable	73	(64)
Loss on disposal of trademarks, property, plant and equipment	376	-
Share-based employee and director compensation	171	130
Share-based consultant compensation	3	-
Warrant liability income	(321)	(1,694)
Deferred tax benefit	(244)	(186)
Reorganization expenses	337	-
Foreign exchange loss	-	320
Loss on equity method investments	11	4
Share-based interest expense	-	295
Changes in operating assets and liabilities:
Accounts receivable	(250)	497
Inventories	(882)	(699)
Other current assets	454	891
Accounts payable and accrued expenses	255	1,554
Net cash used in operating activities before reorganization item	(2,148)	(2,275)

Reorganization item - professional fees	(159)	-
Net cash used for reorganization item	(159)	-
Net cash used in operating activities	(2,307)	(2,275)

Cash flows from investing activities:
Proceeds from payments on notes receivable	300	187
Purchases of property and equipment	(61)	(1,208)
Proceeds from sale of trademarks, property, plant and equipment	3,715	-
Other	(7)	(121)
Net cash provided (used) by investing activities	3,947	(1,142)

Cash flows from financing activities:
Payments on redemption of convertible, preferred stock	-	(556)
Proceeds from noncontrolling interest	-	32
Payments of debt	(1,698)	-
Principal proceeds from debt	-	233
Net cash used in financing activities	(1,698)	(291)

Effect of exchange rate changes on cash and cash equivalents	3	12
Net decrease in cash and cash equivalents	(55)	(3,696)
Cash and cash equivalents, beginning of year	952	4,867
Cash and cash equivalents, end of year	$897	$1,171

Supplemental disclosures:
Cash paid for interest	$234	$220
Cash paid for income taxes	-	-

Index

NutraCea (Debtor in Possession)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.   Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Interim Financial Statements”) of NutraCea and subsidiaries (“we”, “us”, “our” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes and other financial information included in audited financial statements were condensed or omitted. The Interim Financial Statements contain all adjustments necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented.

These Interim Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in our Annual Report on Form 10-K, for the year ended December 31, 2009.

The interim results of operations and interim cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period and have been prepared assuming we will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business.  We have experienced recurring losses and negative cash flows from operations.  In the past we have turned to the equity markets for additional liquidity.  This was not a source of funds during 2010 and 2009 due to our financial position, the state of the equity markets and the bankruptcy filing discussed below.  However, exiting bankruptcy on November 30, 2010, combined with improving financial performance and equity market conditions, may allow us to raise equity funds.  We intend to provide the necessary cash to continue operations through the monetization of certain assets, growth of sales, and possible equity financing transactions.

Note 2.   Chapter 11 Reorganization, Liquidity and Management’s Plan

Chapter 11 Reorganization

On November 10, 2009, NutraCea (the Parent Company) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the District of Arizona (the Bankruptcy Court), in the proceeding entitled In re:  NutraCea, Case No. 2:09-bk-28817-CGC (the Chapter 11 Reorganization).  None of the Parent Company’s subsidiaries, including its Brazilian rice bran oil operation, were included in the bankruptcy filing.  The Parent Company continued to manage its assets and operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Parent Company in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.  Additional claims arose subsequent to the filing date from the Parent Company’s business operations, its secured borrowing from Wells Fargo Bank, N.A. (Wells Fargo), its employment of professionals, its disposition of certain non-core assets (as described below) and its treatment of certain executory contracts.  The claim of Wells Fargo, the primary secured creditor of the Parent Company, was secured by perfected liens against the Parent Company’s real and personal property, including, without limitation, its plant and equipment, trade receivables and inventory.

Index

On August 10, 2010, the Parent Company and the Official Unsecured Creditors Committee filed with the Bankruptcy Court an amended plan of reorganization (Amended Plan) in accordance with the Bankruptcy Code.  The Amended Plan called for the payment in full of all allowed claims.  Creditors voted overwhelmingly in favor of the Amended Plan and, on October 27, 2010, the Bankruptcy Court entered its order confirming the Amended Plan.  The confirmation order became final on November 10, 2010, and the Amended Plan became effective on November 30, 2010.

In connection with the Chapter 11 Reorganization, we entered into a Senior Secured Super-Priority Debtor-In-Possession Credit and Security Agreement (DIP Credit Agreement), successor loan to the Wells Fargo secured borrowing, which was paid in full as of December 31, 2010.

The liabilities subject to compromise existing at December 31, 2009 became the Parent Company’s payment obligations under the Amended Plan of approximately $7.0 million when the Amended Plan became effective.  As of December 2010, the portion of these obligations remaining unpaid is reflected as pre-petition liabilities.  During 2010, $0.6 million of these obligations were paid with proceeds from the sale of the Phoenix, Arizona building.  Interest accrued on the allowed liabilities subject to compromise from November 2009 through November 2010, at an annual rate of 0.38%.  Interest accrues on the unpaid prepetition liabilities at an annual rate of 8.25% beginning in December 2010.

The Parent Company intends to discharge the obligation to pay these pre-petition liabilities by selling non-core assets, possible equity financing transactions, collecting outstanding receivables, and borrowing on a secured basis.  To secure a portion of these payment obligations, unsecured creditors were granted a lien in all of the Parent Company’s assets.  The lien is administered and may be enforced by a plan agent, who was jointly selected by the Parent Company and the Official Unsecured Creditors Committee.  The plan agent may, among other things, sell specified assets if the payment benchmarks set forth in the Amended Plan are not met.

Under the Amended Plan, if we fail to meet certain benchmarks for payment to our general unsecured creditors as described in the Amended Plan, the plan agent may direct and control the sale of pledged assets as follows:

Benchmark Date	Required Cumulative Payment	Pledged Assets Subject to Sale by Plan Agent, if Benchmark Not Met	Net Proceeds Plan Agent Retains for the General Unsecured Creditors
July 15, 2011	50%	Dillon, Montana facility and all loose equipment,	75% of proceeds from the sale of the facility and up to 100% of the proceeds from the sale of loose equipment

October 15, 2011	75%	Dillon, Montana facility and all loose equipment	75% of proceeds from the sale of the facility and up to 100% of the proceeds from the sale of loose equipment

January 15, 2012	100%	Lake Charles, Louisiana facility and any remaining pledged assets	Up to 100% of net proceeds from the sale

Since we will not be able to control the sale of the above assets if we do not meet the payment benchmarks, we cannot guarantee that the assets will be sold at a value satisfactory to us.  As of March 31, 2011, we have made distributions to the general unsecured creditors totaling $3.1 million, or approximately 44% of the amount owed, plus accrued interest.

Index

Under the Amended Plan, the following must be paid to the general unsecured creditors, if and when received:
•	75% of the net proceeds from the sale of the Dillon, Montana facility;
•
the greater of (i) $2.2 million or (ii) 40% of the first $5.0 million in net proceeds we receive from the monetization of our interest in Nutra SA, LLC (Nutra SA) plus 50% of any net proceeds over $5.0 million;

•	50% of the net proceeds from the sale of our interest in Rice Science, LLC or Rice Rx LLC;
•	100% of the net proceeds from the sale of any loose (uninstalled) equipment;
•	75% of any prepayments received on the note receivable from Ceautamed Worldwide, LLC (Ceautamed), if any, and all receipts on the note beginning April 1, 2011;
•	75% of the net proceeds from the sale or monetization of the Lake Charles, Louisiana improvements or Mermentau, Louisiana facility, after payment of professional fees;
•	75% of the net proceeds from the sale or monetization of any other pledged assets;
•	100% of any recoveries from avoidance actions or actions against former officers and directors.

Liquidity and Management’s Plans

The Parent Company and it’s wholly and majority owned subsidiaries have experienced recurring losses and negative cash flows from operations.  Due to defaults under our credit agreement with Wells Fargo our credit lines were reduced to approximately $3.5 million as of July 2009, which was the level of the current outstanding loans and obligations at that time.  We also entered into a forbearance agreement with Wells Fargo pursuant to which Wells Fargo agreed to forebear from exercising its rights and remedies with respect to the existing defaults.  We were behind on our payments to vendors and had defaulted on several agreements due to non-payment resulting in declaring bankruptcy as described above.  These factors raise substantial doubt about our ability to continue as a going concern.

We have taken steps to improve profitability and liquidity by reducing our U.S. based employee headcount at both the corporate and plant operations level.  The reductions in force that occurred at various times throughout 2009 resulted in annualized savings of approximately $2.4 million (unaudited).  In January 2010, an additional corporate reduction in force was enacted resulting in annualized savings of $0.8 million (unaudited).  Effective January 1, 2010, we moved our corporate headquarters to less expensive office space resulting in yearly rent savings of approximately $1.2 million (unaudited).  The combined effect of the cost cutting efforts total $4.4 million (unaudited).

In the ongoing effort to improve profitability, significant emphasis will be placed on growing sales. The growth of revenues is expected to include the following:

•	growing sales in existing markets, including bulk Stabilized Rice Bran (SRB) and rice bran oil;
•	aligning with strategic partners who can provide channels for additional sales of our products including rice bran oil extraction;
•	price increases; and
•	growing consumer retail product sales.

In the past we have turned to the equity markets for additional liquidity.  This was not a source of funds during 2010 and 2009 due to our financial position, the state of the equity markets and the bankruptcy filing.  However, exiting bankruptcy on November 30, 2010, combined with improving financial performance and equity market conditions, may allow us to raise equity funds.  We intend to provide the necessary cash to continue operations through the monetization of certain assets, growth of sales, and possible equity financing transactions.  Asset monetization may include some or all of the following:

Index

•	sale or a sale-lease back of certain facilities;
•	sale of a noncontrolling interest in one or more subsidiaries; or
•	sale of surplus equipment.

Some of these sales could result in additional non-cash write downs of asset values.  Although management believes that they will be able to obtain the funds necessary to continue as a going concern there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Note 3.   General Business

We are a food ingredient and health company focused on the procurement, processing and refinement of rice bran and derivative products.  We have proprietary intellectual property that allows us to process and convert rice bran, one of the world’s most underutilized food resources, into a highly nutritious ingredient, stabilized rice bran (SRB) that has applications in various food products.  Our target markets are food manufacturers, nutraceuticals and animal nutrition.  It is also used as a stand-alone product that can be sold through non-related entities with distribution into the market place, both domestically and internationally.  These products include food supplements and nutraceuticals which provide health benefits for humans and animals based on SRB and SRB derivatives.  We believe that SRB products can deliver beneficial physiological effects.  We are continuing to pursue ongoing clinical trials and third party analyses in order to further support the uses for and effectiveness of our products.  In addition, NutraCea has developed a bio-refining approach to processing stabilized rice bran into various value added constituents such as rice bran oil (RBO), defatted rice bran (DRB) and a variety of other valuable derivatives of rice bran.

We have three reportable business segments: (1) Corporate; (2) SRB, which manufactures and distributes SRB in various granulations along with products derived from bran via patented enzyme treatment processes including a fat and protein rich water soluble fraction and a fiber rich insoluble fraction; and (3) Bio-Refining, which separates rice bran into crude rice bran oil and defatted rice bran which are then further processed into a number of valuable food and feed products.  Bio-Refining operations consisted of our operations in Brazil in 2010 and 2009.  The Corporate segment includes selling, general and administrative expenses, litigation settlements, and other expenses not directly attributable to other segments.  No corporate allocations are made to the other segments.  Interest is not allocated.

Note 4.   Loss Per Share (EPS)

Basic EPS is computed by dividing net loss attributable to NutraCea shareholders by the weighted average number of common shares outstanding during all periods presented.  Options, warrants and shares available upon conversion of preferred stock are excluded from the basic EPS calculation and are considered in calculating the diluted EPS.

Diluted EPS is computed by dividing net loss attributable to NutraCea shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the impact of assumed exercises and conversions is dilutive.  The dilutive effect of outstanding options and warrants is calculated using the treasury stock method.  The dilutive effect of outstanding convertible preferred stock is calculated using the “if converted” method.

Index

Reconciliations of the numerators and denominators in the EPS computations follow:

	Three Months Ended March 31,
	2010	2009
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to NutraCea shareholders	$(3,270)	$(4,993)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	192,991,680	169,365,210
Effect of dilutive securities outstanding	-	-
Diluted EPS - weighted average number of shares outstanding	192,991,680	169,365,210

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average exercise price of $0.45 and $0.80 )	26,630,425	23,629,351
Warrants (average exercise price of $1.27 and $1.40)	39,845,173	34,813,757

The impact of certain options and warrants outstanding at March 31, 2010 and 2009, were not included in the calculation of diluted EPS in 2010 and 2009, because to do so would be antidilutive.  Those securities which were antidilutive in 2010 and 2009 could potentially dilute EPS in the future.

Note 5.   Comprehensive Loss

Comprehensive loss consists of the following:

	Three Months Ended March 31,
	2010	2009

Net loss	$(3,270)	$(5,069)

Other comprehensive loss - foreign currency translation, net of tax	(407)	(5,807)

Comprehensive loss, net of tax	(3,677)	(10,876)

Comprehensive income attributable to the noncontrolling interest	-	76

Total comprehensive loss attribibutable to NutraCea shareholders	$(3,677)	$(10,800)

Index

Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

	March 31, 2010	December 31, 2009

Foreign currency translation adjustment	$(874)	$(467)
Accumulated other comprehensive loss	$(874)	$(467)

Note 6.    Irgovel and Nutra SA Membership Interest Purchase Agreement

In December 2010, we entered into a membership interest purchase agreement with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (the Investors).  The transaction closed in January 2011.  The Investors agreed to purchase units in Nutra SA for an aggregate purchase price of $7.7 million.  Prior to the transaction, Nutra SA was our wholly owned subsidiary.  Nutra SA owns 100% of Irgovel.  Initially after the close, effective in January 2011, we own a 64.4% interest in Nutra SA, and the Investors own a 35.6% interest in Nutra SA.  The Parent Company received $4.0 million of the proceeds.  The remaining amount of $3.7 million, less $0.5 million retained by Nutra SA for administrative expenses, was invested in Irgovel for capital improvements and working capital needs.

The Parent Company agreed to use $2.2 million of the funds received from the January 2011 transaction closing to repay amounts owed to the general unsecured creditors in accordance with the Amended Plan.  The remaining $1.8 million was used for general corporate purposes, unsecured creditor claims and administrative expenses associated with the Chapter 11 Reorganization.

We are restricted from competing with Nutra SA and Irgovel in Brazil as further described in the purchase agreement.  In addition, upon the occurrence of certain events and conditions as described in the purchase agreement, the Investors may be required to purchase a number of units of Nutra SA from the Parent Company, at $2.00 per unit, resulting in the Investors holding up to a 49.0% interest in Nutra SA.  The Parent Company anticipates receiving on or about March 31, 2011, an additional $1.0 million from the Investors for the purchase of additional units in Nutra SA.  The purchase will increase the Investors’ interest in Nutra SA by 4.6%, to a 40.2% interest.

In 2011, we will consolidate the results of the operations of Nutra SA.  The Investors’ interest in Nutra SA will be reflected as a noncontrolling interest.  The amount of gain or loss, if any, resulting from the Investors’ purchases of interests in Nutra SA has yet to be determined.

Note 7.   Settlement with Herbal Science

In March 2010, Herbal Science Singapore Pte. Ltd. (HS) filed a proof of claim against the Parent Company in the amount of $1.5 million in the Chapter 11 Reorganization.  In November 2010, we entered into a stipulated settlement agreement with HS and certain affiliates, which was subsequently approved by the Bankruptcy Court.  The stipulation provides that, by no later than January 2011, we will pay HS $0.9 million.  Upon HS’s receipt of the payment:

a.
We will assume the Rice Rx LLC (RRX) and Rice Science, LLC (RS) limited liability company agreements, together with a related supply agreement and license agreements, and the proof of claim will be deemed satisfied;

b.	HS will assign to us all of its interests in the RRX and RS limited liability companies;

Index

c.	HS and the affiliates will assign to us any interest they have in the patentable pharmaceuticals, SRB isolates and related intellectual property;
d.	HS will assign to us the supply agreement, the license agreement and certain related research and development agreements;
e.
HS and the affiliates will agree not to engage in any research, development, sale, distribution, commercialization, and/or manufacturing activities concerning the patentable pharmaceuticals, SRB isolates and related intellectual property;

f.	HS and the affiliates will agree to cooperate with us in specified ways to protect, preserve and perfect the patentable pharmaceuticals, SRB isolates and related intellectual property; and
g.	The parties will waive and release all claims against each other in regard to the limited liability companies, the supply agreement, the license agreement and the research and development agreements.

In January 2011, we renegotiated the stipulated settlement agreement with HS and the affiliates to provide that the payment of $0.9 million would be deferred until we receive the balance of the purchase price for the sale of up to a 49% interest in Nutra SA or until funds otherwise become available earlier.  Until we satisfy our payment obligation to HS, HS has an allowed claim for $0.9 million and will receive distributions as a general unsecured creditor without priority.  We expect to pay our obligation in full no later than April 2011.

Note 8.   Assets Held for Sale – Property, Plant and Equipment

The following is a summary of property, plant and equipment held for sale (in thousands):

	March 31, 2010	December 31, 2009

Land	$2,928	$2,928
Plant	5,569	5,569
Machinery and equipment	1,995	4,813
Construction in progress	-	1,241
Assets held for sale - property, plant and equipment	$10,492	$14,551

	March 31, 2010	December 31, 2009
Dillon facility	$4,492	$4,492
Phoenix building	6,000	6,000
Phoenix equipment	-	4,059
Assets held for sale - property, plant and equipment	$10,492	$14,551

Dillon Facility

Our Dillon, Montana facility produces certain retail products - RiSolubles, RiFiber and RiBalance.  In addition, Dillon produces infant cereal products under a tolling agreement.  In October 2009, as part of evaluating non-core assets and businesses, management determined that the Dillon facility (which included land, building and equipment) would be offered for sale.  We began to aggressively market the Dillon facility in January 2010 once an agreement to sell the infant cereal business was entered into in December 2009.  A written offer to purchase the facility was received in January 2010 for $5.3 million.  Subsequently, the offer was withdrawn by the prospective buyer.  The net book value of the land, building and equipment as of March 31, 2010, was $4.5 million and no impairment was noted at that time, as we believed we could sell all the assets of Dillon at or above net book value. It is a fully functional facility.

Throughout 2010, we aggressively marketed the facility.  The facility is classified as held for sale as of March 31, 2010 and December 31, 2009.

Index

Based on an evaluation of market conditions and a discounted cash flow analyses we recognized an impairment loss of $0.9 million in the fourth quarter of 2010.

In February 2011, we ceased actively marketing the facility.  We continue to operate the facility for toll processing and are evaluating ways to utilize excess capacity.  As a result, in the first quarter of 2011, we reclassified the Dillon facility to property, plant and equipment in use and restarted depreciation.

Phoenix Building and Equipment

Our Phoenix, Arizona building was constructed to produce infant and adult cereal for worldwide sale.  When additional sales did not materialize, we determined that the cereal production could be adequately handled at the Dillon, Montana facility.  In July 2009, we decided to sell our infant cereal manufacturing building located in Phoenix, Arizona as well as the equipment housed in the building.  The building was listed for sale in September 2009, and based on our best judgment and prevailing market conditions, we recorded a noncash impairment charge of $6.5 million in September 2009 associated with the building.  In December 2009, an offer was received to purchase the cereal equipment.  As a result, we decided to sell the equipment and building separately.  Based on offers received from potential buyers, we recognized an additional impairment of $1.0 million on the building in the second quarter of 2010.  The building was sold in September 2010 for a gross price of $4.5 million.  We recorded a loss on disposal in 2010 of $0.5 million plus closing costs.

The cereal equipment was sold in March 2010 for $3.7 million pursuant to the December 2009 offer, upon Bankruptcy Court approval.  We recorded a loss on disposal of $0.3 million during the first quarter of 2010.

We determined that the cereal product line did not constitute a component of the overall business entity and thus it has not been reported as a discontinued operation.

We used the proceeds from the sale of the building to (i) pay the remaining $1.8 million owed under the DIP Credit Agreement, (ii) pay the $1.4 million owed for all mechanic’s liens secured by the property, closing costs and property taxes, (iii) pay $1.0 million of unsecured creditor obligations and (iv) provide $0.3 million of funding for our exit from bankruptcy.

Lake Charles

Our Lake Charles, Louisiana facility was built at a cost of $3.8 million to process rice bran from a rice milling company adjacent to the facility.  The facility was idled in May 2009 due to lack of orders.  The facility is built on leased land which is owned by the rice milling company.  Due to non-payment of the lease rent, the rice milling company served us with a foreclosure notice in July 2009.  Upon receipt, management initiated discussions with the rice milling company to possibly sell them the building.  In September 2009, management made a written offer to sell the building for $1.3 million which was not accepted.  As a result of the written offer, we recorded an impairment of $2.3 million in 2009.  The facility is not classified as held for sale due to potential alternative uses and because we are not aggressively marketing the property.  We evaluated, and continue to evaluate, alternate uses of the facility which could include serving as an oil pressing operation or serving as a warehouse to store and distribute DRB produced in Brazil.

Corporate Office

In November 2009, the Bankruptcy Court approved our motion to reject our old corporate office lease and to enter into a new, less expensive, corporate office lease.  We relocated our headquarters in December 2009.  As a result in December 2009, we recorded a $4.0 million loss on disposal of the leasehold improvements and furniture and fixtures associated with the old corporate office.  The loss on disposal was partially off-set by (i) a $1.1 million tenant improvement and moving allowance deferred credit related to the prior lease and (ii) $0.2 million of net proceeds from an auction of the furniture and fixtures.  Since the old corporate lease was rejected under the bankruptcy procedures, the resulting charge has been included within reorganization expenses in the consolidated statements of operations.  In addition, approximately $0.2 million of non-cash charge was recorded related to furniture and fixtures relocated to the new corporate office.

Index

Note 9.   Asset Held  for Sale - Intangible

In July 2009, we decided to sell our animal nutrition product related equine trademarks in order to stop competing with major customers.  We initiated discussions with several potential buyers to sell a supply agreement and the trademarks for $0.8 million.  An offer of $0.7 million was received from an existing customer of equine products in December 2009.  The $2.2 million net book value of the trademarks was reduced to $0.7 million, with impairment charges totaling $1.5 million in 2009.  The equine trademarks representing a value of $0.7 million were classified as assets held for sale–trademarks as of March 31, 2010 and December 31, 2009.

In March 2010, Manna Pro Products, LLC (Manna Pro) agreed to purchase from us (i) the Natural Glo, Satin Finish and Max-E-Glow trademarks and intellectual property for $0.7 million and (ii) certain supplies and inventory.  In April 2010, the asset sale closed and total consideration was $0.8 million.  As a condition to the sale, we agreed to supply Manna Pro with the stabilized rice bran they require to utilize the purchased assets.  All products sold by Manna Pro under the trademarks being purchased will be co-branded with a NutraCea SRB logo.  In 2009, a $1.6 million non-cash charge related to the assets sold is reflected as loss on impairment of trademarks in our consolidated statements of operations.

Note 10. Equity and Share-Based Compensation

The following is a summary of stock option activity:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at December 31, 2009	24,588,951	$0.49
Granted	2,806,250	0.20
Exercised	-
Forfeited/expired	(877,834)	1.35
Outstanding at March 31, 2010	26,517,367	$0.43
Exercisable at March 31, 2010	19,021,213	$0.51

Index

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at December 31, 2008	25,193,477	$0.80
Granted	80,000	0.70
Forfeited/expired	(2,635,912)	0.97
Outstanding at March 31, 2009	22,637,565	$0.78
Exercisable at March 31, 2009	21,530,702	$0.74

In July 2010, we modified 3,045,347 outstanding options, which had been awarded to employees.  The exercise price of the options was lowered to $0.20 per share from a weighted average $0.40 per share.  The stock price on the date of the re-pricing was $0.12 per share.  No other terms of the options were modified.  We recorded expense of less than $0.1 million in the third quarter of 2010, representing the difference between the fair value of the options before and after the modification.

In the period from April 2010 to March 2011, approximately 22.8 million options were issued at an average price of $0.20 per share.  In the same period, approximately 9.7 million options at an average exercise price of $0.39 per share were forfeited, expired or cancelled.

In December 2010, we reached an agreement to settle all potential claims associated with the employment of Brad Edson, our former chief executive officer.  The agreement was subject to the approval of the Bankruptcy Court which was granted in January 2011.  As part of the settlement, he was required to forfeit 6,000,000 options granted in 2004 along with any stock holdings.  The options had an exercise price of $0.30 per share and were outstanding and exercisable as of March 31, 2010 and 2009.

In March 2011, we reached an agreement to settle all potential claims associated with the employment of Todd Crow, our former chief financial officer.  As part of the settlement, he was required to forfeit 1,662,942 options.  The agreement is subject to the approval of the Bankruptcy Court which is currently pending.  The options had an average exercise price of $0.37 per share and were outstanding and exercisable as of March 31, 2010 and 2009.

Note 11. Commitments and Contingencies

Purchase and Supply Commitments

In January 2011, Irgovel entered into a commitment to supply $0.4 million of crude rice bran oil each month from April 2011 to December 2011.  The commitment represents approximately 50% of Irgovel’s crude oil production capacity.

In January 2011, Irgovel entered into equipment purchase commitments totaling approximately $5.6 million.  The equipment is part of a capital project to expand production capacity and improve operational efficiency. We expect to pay for this equipment during the first nine months of 2011.

Litigation

In addition to the matters discussed below, from time to time we are involved in litigation incidental to the conduct of our business.  When applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.  While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations.

Index

Defense costs are expensed as incurred and are included in professional fees.

Irgovel Stockholders Lawsuit

On August 28, 2008, former Irgovel stockholder David Resyng filed an indemnification suit against Irgovel, Osmar Brito and the remaining Irgovel stockholders (Sellers), requesting: (i) the freezing of the escrow account maintained in connection with the transfer of Irgovel’s corporate control to us and the presentation of all documentation related to the transaction, and (ii) damages in the amount of the difference between (a) the sum received by David Resyng in connection with the judicial settlement agreement executed in the action for the partial dissolution of the limited liability company filed by David Resyng against Irgovel and the Sellers and (b) the amount received by the Sellers in connection with the sale of Irgovel’s corporate control to us, in addition to moral damages as determined in the court’s discretion.  The amount of damage claimed by Mr. Resyng is approximately $3 million.

We believe that the filing of the above lawsuit is a fundamental default of the obligations undertaken by the Sellers under the Quotas Purchase Agreement for the transfer of Irgovel’s corporate control, executed by and among the Sellers and us on January 31, 2008 (Purchase Agreement).  Consequently, we believe that the responsibility for any indemnity, costs and expenses incurred or that may come to be incurred by Irgovel and/or us in connection with the above lawsuit is the sole responsibility of the Sellers.

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Parent Company has not been served with any formal notices in regard to this matter so far.  To date, only Irgovel has received formal legal notice. In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration. As part of the Purchase Agreement $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of March 31, 2010 and December 31, 2009, the balance in the escrow account was $1.9 million and is included in restricted cash in the consolidated balance sheets.  There is an offsetting liability in accrued expenses in our condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

Shareholder Class Action

On February 27, 2009 and on April 27, 2009, securities class action lawsuits were filed in the District Court for the District of Arizona against us and certain of our current and former officers and directors.  On May 29, 2009, the cases were consolidated into a single action (the Federal Action) and lead plaintiff was appointed.  On July 1, 2009, lead plaintiff filed a consolidated class action complaint on behalf of all persons who purchased our common stock between April 2, 2007 and February 23, 2009.  The complaint alleged that we filed material misstatements in publically disseminated press releases and SEC filings misstating our financial condition and certain transactions during the period in question.  An amended consolidated complaint was filed on September 25, 2009.

The case has been settled in its entirety with the settlement to be funded by our directors and officers insurance carrier.  On October 1, 2010, the District Court of Arizona issued an order approving the settlement, certifying the class and entering judgment dismissing the matter.  On October 27, 2010, the Bankruptcy Court also entered an order approving the settlement.

Index

Shareholder Derivative Action

In addition to the shareholder class actions, on March 30, 2009 and May 8, 2009, two shareholder derivative lawsuits were filed in Maricopa County Superior Court by persons identifying themselves as our shareholders and purporting to act on our behalf, naming us as a nominal defendant and naming our former chief executive officer and our then board of directors as defendants.

In these actions, the plaintiffs asserted claims against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment based on the alleged wrongful conduct complained of in the federal action described above.  All of these claims were purportedly asserted derivatively on our behalf and the plaintiffs sought no monetary recovery against us.  Instead they sought, among other relief, disgorgement of all profits, benefits, and compensation received by the individual defendants together with their attorneys’ fees and costs.

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

SEC Enforcement Investigation

We received a letter from the SEC in January 2009 indicating that it had opened an informal inquiry, and we subsequently received an informal request for the production of documents in February 2009 relating to a number of 2007 transactions.  In March 2009, we received a formal order of private investigation from the SEC.  In June 2009, we received a subpoena for the production of documents that largely tracked the SEC’s earlier requests.  We responded to these requests for documents and based on findings related to the internal review and the SEC’s requests, we restated our financial statements for 2006, 2007 and the first three quarters of 2008.

On January 13, 2011, the SEC filed a complaint in the United States District Court for the District of Arizona alleging that we violated Section 17(a) of the Securities Act of 1933 (Securities Act), 15 U.S.C. § 77q(a), Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act of 1934 (the Exchange Act), 15 U.S.C. §§ 78j(b), 78m(a), 78m(b)(2)(A), and 78m(b)(2)(B), and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder, 17 C.F.R. §§ 240.10b-5, 240.12b-20, 240.13a-1, and 240.13a-13 (the SEC Action).  We have settled these allegations with the SEC, without admitting or denying them, and have consented to the entry of a final judgment of permanent injunction (the Consent Judgment), which, among other things, permanently restrains and enjoins us from violations of Section 17(a) of the Securities Act, 15 U.S.C. § 77q(a), Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act, 15 U.S.C. §§ 78j(b), 78m(a), 78m(b)(2)(A), and 78m(b)(2)(B), and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder, 17 C.F.R. §§ 240.10b-5, 240.12b-20, 240.13a-1, and 240.13a-13.  The final Consent Judgment was entered in the SEC action on February 14, 2011.  No financial penalty was assessed by the SEC against us.

Index

W.D. Manor Mechanical Contractors, Inc. and Related Matters

On April 30, 2009, W.D. Manor Mechanical Contractors, Inc. (W.D. Manor) filed a complaint against us and other unrelated defendants in Superior Court of Arizona, Maricopa County (CV2009-013957) arising out of the construction of a facility in Phoenix, Arizona.  Various other sub-contractors joined in the lawsuit and asserted lien claims.  These claims have been accrued and expensed in our consolidated financial statements.  With the sale of the Phoenix facility in September 2010, all claims held by W.D. Manor and the other subcontractors who joined in the lawsuit, totaling $0.7 million, were paid in full from the proceeds of the sale and the lawsuit was dismissed.

Farmers’ Rice Milling

Farmers’ Rice Milling (FRM) contended that we defaulted by failing to pay rentals due under two leases between the parties: (i) the March 15, 2007, ground lease, as amended on November 1, 2008, and (ii) the April 15, 2007, warehouse lease.  FRM filed suit against us to terminate the leases and recover damages thereunder.  This suit was filed in the 14th Judicial District Court on June 24, 2009, and was timely removed to the United States District Court, Western District of Louisiana, Lake Charles division.  We filed an answer and counterclaim and deposited into the registry of the court $0.1 million constituting the rentals due under the leases, a late fee due under the warehouse lease plus accrued interest.  As part of the Chapter 11 Reorganization, the leases were assumed under Section 365 of the Bankruptcy Code.  Arrearages due under the leases were paid in January 2011 and the lawsuit was dismissed.  FRM also asserted a claim for monetary damages for breach of a supply agreement, but that claim was dismissed from the lawsuit and allowed as a general unsecured claim in the Chapter 11 Reorganization.

Note 12. Segment Information

We have three reportable segments: Corporate; Stabilized Rice Bran (SRB), which manufactures and distributes SRB in various granulations along with products derived from bran via patented enzyme treatment processes including a fat and protein rich water soluble fraction and a fiber rich insoluble fraction; and Bio-Refining, which separates rice bran into crude rice bran oil and defatted rice bran which are then further processed into a number of valuable food and feed products.  The Bio-Refining segment consisted of our Irgovel operations in Brazil in 2010 and 2009.  The Corporate segment includes corporate general and administrative expenses, litigation settlements, and other expenses not directly attributable to segments.  No corporate allocations are made to the other segments.  Interest is not allocated.

Index

The table below presents segment information for the years identified and provides a reconciliation of segment information to total consolidated information.

		Three Months Ended March 31, 2010
		Corporate	SRB	Bio-Refining	Consolidated
			(1)	(2)
Revenues		$-	$3,234	$3,988	$7,222
Cost of goods sold		-	2,023	3,467	5,490
Gross profit		-	1,211	521	1,732
Depreciation and amortization (in selling, general and administrative)		(58)	(334)	(281)	(673)
Loss on disposal of trademarks, property, plant and equipment		-	(376)	-	(376)
Other operating expenses		(2,162)	(994)	(839)	(3,995)
Loss from operations		$(2,220)	$(493)	$(599)	$(3,312)

Net loss attributable to NutraCea shareholders		$(2,301)	$(493)	$(476)	$(3,270)
Interest expense		(151)	-	(130)	(281)
Depreciation (in cost of goods sold)		-	(146)	(320)	(466)
Purchases of property and equipment		15	7	39	61
Property, plant and equipment, end of period		1,974	10,327	12,785	25,086
Assets held for sale, end of period		-	11,142	-	11,142
Goodwill, end of period	(3)	-	-	5,472	5,472
Intangible assets, net, end of period		-	3,437	3,758	7,195

		Three Months Ended March 31, 2009
		Corporate	SRB	Bio-Refining	Consolidated
			(1)	(2)
Revenues		$-	$3,796	$3,416	$7,212
Cost of goods sold		-	2,924	3,332	6,256
Gross profit		-	872	84	956
Depreciation and amortization (in selling, general and administrative)		(246)	(665)	(215)	(1,126)
Other operating expenses		(3,593)	(1,991)	(560)	(6,144)
Loss from operations		$(3,839)	$(1,784)	$(691)	$(6,314)

Net loss attributable to NutraCea shareholders		$(2,471)	$(1,708)	$(814)	$(4,993)
Interest expense		(443)	-	(103)	(546)
Depreciation (in cost of goods sold)		-	(375)	(245)	(620)
Purchases of property and equipment		365	733	110	1,208
Property, plant and equipment, end of period		6,967	35,518	10,920	53,405
Assets held for sale, end of period		-	822	-	822
Goodwill, end of period	(3)	-	-	4,315	4,315
Intangible assets, net, end of period		-	6,939	3,503	10,442

(1)	The SRB segment was formerly referred to as “NutraCea”.
(2)	The Bio-Refining segment was formerly referred to as “Irgovel”.
(3)	All changes in goodwill between December 31, 2009 and March 31, 2010, relate to foreign currency translation.

Index

The following tables present data by geographic area:

	Three Months Ended March 31,
	2010	2009
United States	$2,451	$3,272
Brazil	3,987	3,220
Other international	784	720
Total revenues	$7,222	$7,212

	March 31, 2010	December 31, 2009
United States	$12,301	$12,678
Brazil	12,785	13,565
Total property, plant and equipment, net	$25,086	$26,243

Note 13. Fair Value Measurement

As defined in ASC No. 820, Fair Value Measurements (“ASC 820”), fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Certain assets and liabilities are presented in the financial statements at fair value.  Assets and liabilities measured at fair value on a recurring basis include warrant liabilities.   Assets and liabilities measured at fair value on a non-recurring basis include held-for-sale property, plant and equipment and held-for-sale trademarks.

We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:

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

Index

The following table summarizes the fair values by input hierarchy of items measured at fair value on a recurring basis on our condensed consolidated balance sheets (in thousands):

		As of March 31, 2010
		Level 1	Level 2	Level 3	Total

Warrant liability	(1)	$-	$-	$958	$958
Total liabilities at fair value		$-	$-	$958	$958

		As of December 31, 2009
		Level 1	Level 2	Level 3	Total

Warrant liability	(1)	$-	$-	$1,279	$1,279
Total liabilities at fair value		$-	$-	$1,279	$1,279

(1)
Represents fair value of warrant liability established as a result of adoption of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock).  Fair value of the warrant liabilities was determined using the Lattice Model.

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	March 31, 2010
	Fair Value as of Beginning of Year	Total Realized/ Unrealized Gains (Losses)	Issuance of New Warrants	Net Transfers Into (Out of) Level 3	Fair Value, at March 31, 2010	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)
Warrant liability	$1,279	$321	$-	$-	$958	$321
Total Level 3 fair value	$1,279	$321	$-	$-	$958	$321

	March 31, 2009
	Adoption of ASC 815-40-15 as of Beginning of Year	Total Realized/ Unrealized Gains (Losses)	Record Series D Warrants at Fair Value as of Beginning of Year	Issuance of New Warrants	Net Transfers Into (Out of) Level 3	Fair Value, at March 31, 2009	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)	(1)
Warrant liability	$3,913	$(2,850)	$1,156	$-	$-	$2,219	$(2,850)
Total Level 3 fair value	$3,913	$(2,850)	$1,156	$-	$-	$2,219	$(2,850)

(1)	Included in warrant liability income (expense) in the condensed consolidated statements of operations.

Index

The following tables summarize the fair values by input hierarchy of items measured at fair value on our consolidated balance sheets on a non-recurring basis (in thousands):

		As of March 31, 2010
		Level 1	Level 2	Level 3	Total

Assets held for sale - property, plant and equipment	(1)	$-	$-	$10,492	$10,492
Assets held for sale - trademarks	(3)	-	-	650	650
Total assets at fair value		$-	$-	$11,142	$11,142

		As of December 31, 2009
		Level 1	Level 2	Level 3	Total

Assets held for sale - property, plant and equipment	(2)	$-	$-	$14,551	$14,551
Assets held for sale - trademarks	(3)	-	-	650	650
Lake Charles building	(4)	-	-	1,251	1,251
Total assets at fair value		$-	$-	$16,452	$16,452

(1)
Represents land, building and equipment at our Dillon, Montana and Phoenix, Arizona facilities.  The fair value was measured based on third party appraisals, offers from potential buyers, management's judgment and subsequent sale of the assets, less cost to sell.

(2)
Represents land, building, equipment and construction in progress at our Dillon, Montana and Phoenix, Arizona facilities.  The fair value was measured based on third party appraisals, offers from potential buyers and subsequent sale of the assets, less costs to sell.

(3)
Represents equine trademarks held for sale as of March 31, 2010 and December 31, 2009.  We determined the fair value based on the offers received from potential buyers.  The equine trademarks were sold to an existing customer of our equine products in April 2010.

(4)	We recorded an impairment of $2.3 million in 2009. The fair value of the building was based on a written offer made to FRM and a third party appraisal.

Note 14. Events in Japan

As of March 31, 2011, we have not experienced any unfavorable impact on revenues from the March 2011 earthquake and tsunami which devastated Japan, or its aftermath.  Shipments of our rice bran oil product to a southern port in Japan have been unaffected.  Although not foreseen at this time, we may experience unfavorable impacts on our operating results in the future should the situation change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in the results of operations and financial condition of NutraCea and subsidiaries (“we”, “us”, “our” or the “Company,”) for the periods presented. This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, the related Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2009, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Part I — Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and the Company’s other Securities and Exchange Commission (“SEC”) filings and public disclosures.

Index

This Form 10-Q may contain “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may”, “will”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Actual results may differ materially from those projected in such forward-looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this Current Report on Form 10-Q and in our annual Report on Form 10-K for the year ended December 31, 2009. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the filing date of this Form 10-Q.

We are a food ingredient and health company focused on the procurement, processing and refinement of rice bran and derivative products.  We have proprietary intellectual property that allows us to process and convert rice bran, one of the world’s most underutilized food resources, into a highly nutritious ingredient, stabilized rice bran (SRB) that has applications in various food products.  Our target markets are food manufacturers, nutraceuticals and animal nutrition.  It is also used as a stand-alone product that can be sold through non-related entities with distribution into the market place, both domestically and internationally.  These products include food supplements and nutraceuticals which provide health benefits for humans and animals based on SRB and SRB derivatives.  We believe that SRB products can deliver beneficial physiological effects.  We are continuing to pursue ongoing clinical trials and third party analyses in order to further support the uses for and effectiveness of our products.  In addition, NutraCea has developed a bio-refining approach to processing stabilized rice bran into various value added constituents such as rice bran oil (RBO), defatted rice bran (DRB) and a variety of other valuable derivatives of rice bran.

We have three reportable business segments: (1) Corporate; (2) Stabilized Rice Bran (SRB), which manufactures and distributes SRB in various granulations along with products derived from bran via patented enzyme treatment processes including a fat and protein rich water soluble fraction and a fiber rich insoluble fraction; and (3) Bio-Refining, which separates rice bran into crude rice bran oil and defatted rice bran which are then further processed into a number of valuable food and feed products.  The Corporate segment includes selling, general and administrative expenses, litigation settlements, amortization of intangible assets, and other expenses not directly attributable to other segments.  No corporate allocations are made to the other segments.  Interest is not allocated.

The SRB segment consists of four locations in California and Louisiana that produce SRB. Not included in these four locations is our Phoenix, Arizona facility, which became operational in February 2009 but was never brought into full production. The Phoenix facility was sold in September 2010. Our Lake Charles, Louisiana facility has been idle since May 2009. The SRB segment also includes our Dillon, Montana facility which produces RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction), RiFiber (a fiber rich derivative) and RiBalance (a complete rice bran nutritional package).

The manufacturing facilities included in our SRB segment have specialized processing equipment and techniques for the treatment of rice grain products to cook, convert, isolate, dry and package finished food ingredients used in the formulation of health food and consumer food finished products. In addition, we have the capability to custom manufacture various grain based products for human food ingredient companies at our Dillon facility.

The Bio-Refining segment consists of our Irgovel operations in Brazil.  Irgovel manufactures RBO and DRB products for both the human and animal food markets in Brazil and internationally.  Irgovel owns the largest rice bran processing facility in South America and is the only Brazilian company to produce edible RBO for human consumption.  In refining RBO to an edible grade several co-products are obtained, including distilled fatty acids, a valuable raw material for the detergent industry.  DRB is compounded with a number of other ingredients to produce complex animal feeds which are packaged and sold under Irgovel brands in the Brazilian market.

Index

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

For the three months ended March 31, 2010, the Company’s net loss was $3.3 million, or ($.02) per share, compared to $5.0 million or ($.03) per share for the same period of 2009, an improvement of $1.7 million or 34.5%. The decrease in net loss was primarily due to a combination of the following positive factors: (i) significantly improved margins at both operating segments, (ii) decreased selling, general, administrative expenses and professional fees and (iii) reduced research and development expense. These gains were partially offset by loss on disposal of assets, a reduction of income associated with warrant liability and reorganization expense associated with the bankruptcy filing.

Revenue and Gross Profit

The following table illustrates the gross profit contribution by each of our segments:

	Three Months Ended March 31, 2010

	Consolidated	%	SRB	%	Bio-Refining	%	Increase/ (Decrease)
Revenues	$7,222	100	$3,234	100	$3,988	100	10
Cost of good sold	5,490	76	2,023	63	3,467	87	(766)
Gross profit	$1,732	24	$1,211	37	$521	13	$776

	Three Months Ended March 31, 2009

	Consolidated	%	SRB	%	Bio-Refining	%
Revenues	$7,212	100	$3,796	100	$3,416	100
Cost of good sold	6,256	87	2,924	77	3,332	98
Gross profit	$956	13	$872	23	$84	2

Our consolidated revenues for the three months ended March 31, 2010 of $7.2 million remained flat compared to $7.2 million in the prior year period. Revenues for the SRB segment declined by $0.6 million (14.8%) which was offset by the Bio-Refining segment increase of $0.6 million (16.7%). SRB segment revenues were negatively impacted by $0.7 million from the loss of a private label customer related to a product we no longer sell. The loss of revenue was offset by general growth from new customers and revenue gains in remaining SRB segment products. The Bio-Refining segment revenues increased due to more favorable pricing trends in 2010 and a slight increase in volume.

Gross profit in the three months ended March 31, 2010 was $1.7 million (24%) compared to $1.0 million (13%) in 2009, an increase of $0.7 million. In spite of lower revenues, the SRB segment experienced increased gross profit of $0.3 million due to higher margins resulting from the loss of lower margin private label sales and lower raw bran prices in 2010. The Bio-Refining segment was negatively impacted in the first quarter of 2010 by pricing pressures and higher plant operating costs associated with maintenance and general improvements. While plant maintenance costs remained high in 2010, sales prices improved and raw bran costs declined resulting in improved margins.

Index

Operating Expenses

Specific changes in the components of operating expense are detailed in the following schedule:

	Three Months Ended March 31, 2010
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$1,903	$1,205	$908	$4,016
Professional fees	318	-	139	457
Loss on disposal of trademarks, property, plant and equipment	-	376	-	376
Provision for doubtful accounts receivable and notes receivable	-	-	73	73
Research and development	-	122	-	122
Operating expenses	$2,221	$1,703	$1,120	$5,044

	Three Months Ended March 31, 2009
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$2,846	$2,117	$720	$5,683
Professional fees	1,057	20	55	1,132
Loss on disposal of trademarks, property, plant and equipment	-	-	-	-
Provision for doubtful accounts receivable and notes receivable	(64)	-	-	(64)
Research and development	-	519	-	519
Operating expenses	$3,839	$2,656	$775	$7,270

	Favorable (Unfavorable) Change
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$943	$912	$(188)	$1,667
Professional fees	739	20	(84)	675
Loss on disposal of trademarks, property, plant and equipment	-	(376)	-	(376)
Provision for doubtful accounts receivable and notes receivable	(64)	-	(73)	(137)
Research and development	-	397	-	397
Operating expenses	$1,618	$953	$(345)	$2,226

Sales, General and Administrative (SG&A) expenses were $4.0 million and $5.7 million in 2010 and 2009, respectively, a decrease of $1.7 million (29.3%). The decline in SG&A expense is primarily attributable to significant cost cutting efforts in the Corporate and SRB segments that began in February 2009. In January 2010, immediately following the November 2009 bankruptcy filing, a reduction in the corporate workforce was implemented across all departments. Corporate segment depreciation (related to leasehold improvements and furniture and fixtures) declined by $0.2 million due primarily to the corporate headquarters move effective January 1, 2010. In addition, other SG&A declined by $0.3 million due to rent savings associated with the move. The remaining decline in other SG&A is attributable to consulting fees no longer being paid to former employees in 2010 and a general reduction in corporate spending. The Bio-Refining segment increase is primarily due to the 22.4% increase in the foreign currency exchange rate when comparing 2010 to 2009.

Research and Development (“R&D”) expenses were $0.1 million and $0.5 million for the quarters ended March 31, 2010 and 2009, a decrease of $0.4 million. R&D spending overall has declined due to cash constraints.

Professional fees were $0.5 million and $1.1 million for the three months ended March 31, 2010 and 2009, a decrease of $0.7 million. Professional fees are expenses associated with consultants, accounting, SOX 404 compliance, and outside legal counsel.  The decrease is primarily due to the high 2009 fees related to consultants and legal and financial advisors retained in 2009 to assist the Audit Committee with their internal investigation and responses to Securities and Exchange Commission inquiries.

Index

In the first quarter of 2010, a loss on disposal of $0.4 million was incurred primarily related to the sale of the infant cereal manufacturing equipment located within the Phoenix, AZ facility. No such disposals occurred in 2009.

Other Income (Expense)

Other income (expense), net, decreased by $0.9 million for the three months ended March 31, 2010 compared to 2009. Specific changes to other income (expense) are as follows:

	Three Months Ended March 31, 2010
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$8	$-	$10	$18
Interest expense	(151)	-	(130)	(281)
Loss on equity method investments	(11)	-	-	(11)
Foreign exchange loss	-	-	-	-
Warrant liability income	321	-	-	321
Other	89	-	(1)	88
Other income (expense)	$256	$-	$(121)	$135

	Three Months Ended March 31, 2009
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$4	$-	$95	$99
Interest expense	(443)	-	(103)	(546)
Loss on equity method investments	(4)	-	-	(4)
Foreign exchange loss	(15)	-	(305)	(320)
Warrant liability income	1,694	-	-	1,694
Other income	132	-	4	136
Other income (expense)	$1,368	$-	$(309)	$1,059

	Favorable (Unfavorable) Change
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$4	$-	$(85)	$(81)
Interest expense	292	-	(27)	265
Loss on equity method investments	(7)	-	-	(7)
Foreign exchange loss	15	-	305	320
Warrant liability income	(1,373)	-	-	(1,373)
Other income	(43)	-	(5)	(48)
Other income (expense)	$(1,112)	$-	$188	$(924)

The decrease is due primarily to adoption of ASC 815 in January 2009. The result of adopting ASC 815 resulted in warrants to purchase 28,722,848 shares of our common stock (previously treated as equity pursuant to the derivative treatment exemption) no longer being afforded equity treatment. Effective January 1, 2009 we reclassified the fair value of these common stock warrants, from equity to liability status. This created an initial liability of $3.9 million upon adoption. Combined with Series D warrant liability, the total liability at the beginning of the year was $5.7 million. As of March 31, 2009 the liability had decreased to $2.2 million due to a combination of new warrants being issued, a conversion of Series D warrants to Series E warrants and a decline in the value of existing warrants. This warrant liability income of $2.8 million was offset by $1.2 million of expense associated with the initial recording of Series D warrants in January 2009.

Interest expense in the 2009 quarter included $0.3 million associated with Series D Preferred shares. These shares were retired in August 2009. The resulting decrease for 2010 was partially offset by higher interest rates on secured bank debt at the Corporate segment.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $0.9 million and $1.0 million as of March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010, we had $1.9 million of restricted cash classified as current assets.  This amount represents restricted cash to cover certain litigation matters under the purchase agreement terms of the acquisition of Irgovel.

Cash used in operating activities was $2.3 million for the quarter ended March 31, 2010, compared to net cash used in operations in the same period of 2009 of $2.3 million or no change.  The cash used in operations for the period ended March 31, 2010 resulted primarily from our net loss of $3.3 million offset by non-cash charges of: (i) $1.1 million for depreciation and amortization, (ii) loss on retirement of assets of $0.4 million, and (iii) warrant liability income of $0.3 million.

The changes in our operating assets and liabilities and the associated impacts on our net cash used in operations during the period ended March 31, 2010 used cash of $0.2 million and primarily consisted of an increase in inventory of $0.8 million and a decrease in other current assets of $0.5 million.

Cash provided/(used) in investing activities was $3.9 million and ($1.1 million) for the periods ended March 31, 2010 and 2009, respectively.  Cash provided in the quarter ended March 31, 2010 resulted primarily from the sale of the cereal business which generated $3.7 million in cash.  We also received $0.3 million on payments from notes receivables.  These amounts were partially offset by $0.1 million for purchases of property, plant, and equipment.

Cash used in financing activities for the periods ended March 31, 2010 and 2009 was $1.7 million and $0.3 million, respectively.  The results for the quarter ended March 31, 2010 are attributable to the payoff of the Wells Fargo revolving line of credit of $0.5 million and the reduction of the Wells Fargo term loan of $1.5 million.  These amounts were partially offset by the increase of debt at Irgovel for working capital needs.

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

For further information about other critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Index

 Recent accounting pronouncements

The accounting pronouncements discussed below includes only those that are applicable and could potentially have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted the provisions of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”).

In June 2009, the FASB revised variable interest reporting guidance.  The revised guidance requires an enterprise to perform a qualitative analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  We adopted this guidance effective January 1, 2010, and there was no material impact on the consolidated financial statements.

The FASB has issued guidance clarifying the criteria for separating revenue between multiple deliverables.  This guidance applies to new revenue arrangements or arrangements materially modified in periods subsequent to adoption.  We are required to adopt this standard effective January 1, 2011.  Adoption of the standard is not expected to have a significant impact on our consolidated financial statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of its Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report because the material weaknesses identified by management in its 2009 Annual Report on Form 10-K were not remediated.  As of March 31, 2010, management continued to evaluate a plan and process to remediate the material weaknesses.

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

Index

Irgovel Stockholders Lawsuit

On August 28, 2008, former Irgovel stockholder David Resyng filed an indemnification suit against Irgovel, Osmar Brito and the remaining Irgovel stockholders (Sellers), requesting: (i) the freezing of the escrow account maintained in connection with the transfer of Irgovel’s corporate control to us and the presentation of all documentation related to the transaction, and (ii) damages in the amount of the difference between (a) the sum received by David Resyng in connection with the judicial settlement agreement executed in the action for the partial dissolution of the limited liability company filed by David Resyng against Irgovel and the Sellers and (b) the amount received by the Sellers in connection with the sale of Irgovel’s corporate control to us, in addition to moral damages as determined in the court’s discretion.  The amount of damage claimed by Mr. Resyng is approximately $3 million.

We believe that the filing of the above lawsuit is a fundamental default of the obligations undertaken by the Sellers under the Quotas Purchase Agreement for the transfer of Irgovel’s corporate control, executed by and among the Sellers and us on January 31, 2008 (Purchase Agreement).  Consequently, we believe that the responsibility for any indemnity, costs and expenses incurred or that may come to be incurred by Irgovel and/or us in connection with the above lawsuit is the sole responsibility of the Sellers.

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Parent Company has not been served with any formal notices in regard to this matter so far.  To date, only Irgovel has received formal legal notice. In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration. As part of the Purchase Agreement $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of March 31, 2010 and December 31, 2009, the balance in the escrow account was $1.9 million and is included in restricted cash in the consolidated balance sheets.  There is an offsetting liability in accrued expenses in our condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

Shareholder Class Action

On February 27, 2009 and on April 27, 2009, securities class action lawsuits were filed in the District Court for the District of Arizona against us and certain of our current and former officers and directors.  On May 29, 2009, the cases were consolidated into a single action (the Federal Action) and lead plaintiff was appointed.  On July 1, 2009, lead plaintiff filed a consolidated class action complaint on behalf of all persons who purchased our common stock between April 2, 2007 and February 23, 2009.  The complaint alleged that we filed material misstatements in publically disseminated press releases and SEC filings misstating our financial condition and certain transactions during the period in question.  An amended consolidated complaint was filed on September 25, 2009.

The case has been settled in its entirety with the settlement to be funded by our directors and officers insurance carrier.  On October 1, 2010, the District Court of Arizona issued an order approving the settlement, certifying the class and entering judgment dismissing the matter.  On October 27, 2010, the Bankruptcy Court also entered an order approving the settlement.

Index

Shareholder Derivative Action

In addition to the shareholder class actions, on March 30, 2009 and May 8, 2009, two shareholder derivative lawsuits were filed in Maricopa County Superior Court by persons identifying themselves as our shareholders and purporting to act on our behalf, naming us as a nominal defendant and naming our former chief executive officer and our then board of directors as defendants.

In these actions, the plaintiffs asserted claims against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment based on the alleged wrongful conduct complained of in the federal action described above.  All of these claims were purportedly asserted derivatively on our behalf and the plaintiffs sought no monetary recovery against us.  Instead they sought, among other relief, disgorgement of all profits, benefits, and compensation received by the individual defendants together with their attorneys’ fees and costs.

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

SEC Enforcement Investigation

We received a letter from the SEC in January 2009 indicating that it had opened an informal inquiry, and we subsequently received an informal request for the production of documents in February 2009 relating to a number of 2007 transactions.  In March 2009, we received a formal order of private investigation from the SEC.  In June 2009, we received a subpoena for the production of documents that largely tracked the SEC’s earlier requests.  We responded to these requests for documents and based on findings related to the internal review and the SEC’s requests, we restated our financial statements for 2006, 2007 and the first three quarters of 2008.

On January 13, 2011, the SEC filed a complaint in the United States District Court for the District of Arizona alleging that we violated Section 17(a) of the Securities Act of 1933 (Securities Act), 15 U.S.C. § 77q(a), Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act of 1934 (the Exchange Act), 15 U.S.C. §§ 78j(b), 78m(a), 78m(b)(2)(A), and 78m(b)(2)(B), and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder, 17 C.F.R. §§ 240.10b-5, 240.12b-20, 240.13a-1, and 240.13a-13 (the SEC Action).  We have settled these allegations with the SEC, without admitting or denying them, and have consented to the entry of a final judgment of permanent injunction (the Consent Judgment), which, among other things, permanently restrains and enjoins us from violations of Section 17(a) of the Securities Act, 15 U.S.C. § 77q(a), Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act, 15 U.S.C. §§ 78j(b), 78m(a), 78m(b)(2)(A), and 78m(b)(2)(B), and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder, 17 C.F.R. §§ 240.10b-5, 240.12b-20, 240.13a-1, and 240.13a-13.  The final Consent Judgment was entered in the SEC action on February 14, 2011.  No financial penalty was assessed by the SEC against us.

W.D. Manor Mechanical Contractors, Inc. and Related Matters

On April 30, 2009, W.D. Manor Mechanical Contractors, Inc. (W.D. Manor) filed a complaint against us and other unrelated defendants in Superior Court of Arizona, Maricopa County (CV2009-013957) arising out of the construction of a facility in Phoenix, Arizona.  Various other sub-contractors joined in the lawsuit and asserted lien claims.  These claims have been accrued and expensed in our consolidated financial statements.  With the sale of the Phoenix facility in September 2010, all claims held by W.D. Manor and the other subcontractors who joined in the lawsuit, totaling $0.7 million, were paid in full from the proceeds of the sale and the lawsuit was dismissed.

Index

Farmers’ Rice Milling

Farmers’ Rice Milling (FRM) contended that we defaulted by failing to pay rentals due under two leases between the parties: (i) the March 15, 2007, ground lease, as amended on November 1, 2008, and (ii) the April 15, 2007, warehouse lease.  FRM filed suit against us to terminate the leases and recover damages thereunder.  This suit was filed in the 14th Judicial District Court on June 24, 2009, and was timely removed to the United States District Court, Western District of Louisiana, Lake Charles division.  We filed an answer and counterclaim and deposited into the registry of the court $0.1 million constituting the rentals due under the leases, a late fee due under the warehouse lease plus accrued interest.  As part of the Chapter 11 Reorganization, the leases were assumed under Section 365 of the Bankruptcy Code.  Arrearages due under the leases were paid in January 2011 and the lawsuit was dismissed.  FRM also asserted a claim for monetary damages for breach of a supply agreement, but that claim was dismissed from the lawsuit and allowed as a general unsecured claim in the Chapter 11 Reorganization.

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

Item 1A. Risk Factors

For a discussion of our risk factors, see “Item 1A. Risk Factors” in our 2009 Annual Report filed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were issued during the three month period ended March 31, 2010:

On January 1, 2010 the Company issued an option to purchase 250,000 shares of our Common Stock to each non-employee director at a strike price of $0.20 with a ten year expiration date. These options vest monthly over twelve months..

On January 1, 2010, the Company issued an option to a consultant to purchase 120,000 shares of our Common Stock at a strike price of $0.20 with a five year expiration date in connection with consulting services. The option vests monthly over twelve months.

On January 8, 2010, the Company issued options to purchase 86,250 shares of our Common Stock to our current directors in lieu of cash for services provided in the fourth quarter of 2009 at a strike price of $0.20 with a five year expiration date.  These options vest immediately.

On February 23, 2010, the Company issued 60,000 shares of our Common Stock to a consultant in connection with a consulting agreement. The option vests monthly over six months.

On February 24, 2010, the Company issued our interim Chief Financial Officer an option to purchase 300,000 shares of our Common Stock at a strike price of $0.20 with a ten year expiration date.  75,000 shares of common stock underlying the option vested immediately with the remaining shares vesting at 25,000 shares per month.

On February 24, 2010, the Company issued a consultant an option to purchase 300,000 shares of our Common Stock at a strike price of $0.20 with a ten year expiration date in connection with consulting services.  100,000 shares of common stock underlying the option vested immediately with the remaining shares vesting at 25,000 shares per month.

Index

The securities described above were issued in private placement transactions to a limited number of recipients in reliance on Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated under the Securities Act.  Each person or entity to whom securities were issued represented that the securities were being acquired for investment purposes, for the person’s or entity’s own account, not as nominee or agent, and not with a view to the resale or distribution of any part thereof in violation of the Securities Act.

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit
10.1(1)	Asset Purchase Agreement with Kerry Inc. dated February 11, 2010.
10.2	Employment Agreement between NutraCea and Kody Newland dated March 3, 2010.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

(1)	Incorporated herein by reference to exhibits previously filed on Registrant’s 2009 Annual Report on Form 10-K, filed on February 24, 2011.