Form 10-Q
period 2010-06-30
NUTRACEA
filed 2011-03-31
CIK 1063537

  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

FORM 10-Q

Index

NutraCea (Debtor in Possession)
Condensed Consolidated Statements of Operations
 (Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$7,501	$9,582	$14,723	$16,794
Cost of goods sold	6,029	7,605	11,519	13,861
Gross profit	1,472	1,977	3,204	2,933

Operating expenses:
Selling, general and administrative	3,610	5,409	7,626	11,092
Professional fees	507	819	964	1,951
Impairment of property, plant and equipment	1,000	-	1,000	-
Loss on disposal of trademarks, property, plant and equipment	27	354	403	354
Provision (recovery) for doubtful accounts receivable and notes receivable	50	-	123	(64)
Research and development	-	155	122	674
Total operating expenses	5,194	6,737	10,238	14,007

Loss from operations	(3,722)	(4,760)	(7,034)	(11,074)

Other income (expense):
Interest income	(1)	158	17	257
Interest expense	(300)	(862)	(581)	(1,408)
Loss on equity method investments	(10)	(48)	(21)	(52)
Foreign exchange income (loss)	-	167	-	(153)
Warrant liability (expense) income	(508)	(123)	(187)	1,571
Other income	112	-	200	-
Other expense	-	(142)	-	(6)
Total other (expense) income	(707)	(850)	(572)	209

Reorganization expenses:
Professional fees	399	-	736	-
Total reorganization expenses	399	-	736	-
Loss before income taxes	(4,828)	(5,610)	(8,342)	(10,865)
Income tax benefit	300	14	544	200
Net loss	(4,528)	(5,596)	(7,798)	(10,665)
Net loss attributable to noncontrolling interest	-	5	-	81
Net loss attributable to NutraCea shareholders	$(4,528)	$(5,591)	$(7,798)	$(10,584)

Loss per share attributable to NutraCea shareholders
Basic	$(0.02)	$(0.03)	$(0.04)	$(0.06)
Diluted	$(0.02)	$(0.03)	$(0.04)	$(0.06)

Weighted average number of shares outstanding
Basic	193,028	180,407	193,010	174,917
Diluted	193,028	180,407	193,010	174,917

Index

NutraCea (Debtor in Possession)
Condensed Consolidated Balance Sheets
 (Unaudited; in thousands, except share amounts)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$879	$952
Restricted cash	1,916	1,915
Accounts receivable, net of allowance for doubtful accounts of $277 and $153	3,031	3,506
Inventories	3,049	3,238
Notes receivable, current portion, net of allowance for doubtful notes receivable of $636 and $636	1,200	1,200
Deposits and other current assets	2,300	2,637
Assets held for sale - property, plant and equipment	9,498	14,551
Assets held for sale - trademarks	-	650
Total current assets	21,873	28,649

Notes receivable, net of current portion	1,200	1,800
Property, plant and equipment, net	24,231	26,243
Intangible assets, net	6,801	7,679
Goodwill	5,413	5,626
Equity method investment	70	91
Other long-term assets	91	80
Total assets	$59,679	$70,168

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,482	$2,588
Accrued expenses	5,389	5,080
Long-term debt, current portion	5,176	6,642
Warrant liability, current portion	5	34
Total current liabilities	13,052	14,344

Liabilities subject to compromise	6,953	6,988

Long-term liabilities:
Long-term debt, net of current portion	5,297	5,957
Deferred tax liability	4,361	5,110
Warrant liability, net of current portion	1,461	1,245
Other long-term liabilities	1,000	1,000
Total liabilities	32,124	34,644

Commitments and contingencies

Equity:
Equity attributable to NutraCea shareholders:
Convertible, series E preferred stock, no par value, $1,000 stated value, 2,743 shares authorized, no shares outstanding	-	-
Convertible, series D preferred stock, no par value, $1,000 stated value,10,000 shares authorized, no shares outstanding	-	-
Common stock, no par value, 350,000,000 shares authorized, 193,027,680 and 192,967,680 shares issued and outstanding	205,667	205,291
Accumulated deficit	(176,942)	(169,144)
Accumulated other comprehensive loss	(1,014)	(467)
Total equity attributable to NutraCea shareholders	27,711	35,680
Noncontrolling interest	(156)	(156)
Total equity	27,555	35,524
Total liabilities and equity	$59,679	$70,168

Index

 NutraCea (Debtor in Possession)
Condensed Consolidated Statements of Cash Flows
 (Unaudited; in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flow from operating activities:
Net loss	$(7,798)	$(10,665)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,240	3,540
Provision for doubtful accounts receivable and notes receivable	123	(64)
Impairment of property, plant and equipment	1,000	-
Loss on disposal of trademarks, property, plant and equipment	403	354
Share-based employee and director compensation	370	192
Share-based consultant compensation	6	-
Warrant liability expense (income)	187	(1,571)
Deferred tax benefit	(544)	(210)
Reorganization expenses	736	-
Foreign exchange loss	-	153
Loss on equity method investments	21	52
Share-based interest expense	-	844
Changes in operating assets and liabilities:
Trade accounts receivable	275	(254)
Inventories	114	696
Other current assets	218	1,399
Accounts payable and accrued expenses	377	2,413
Net cash used in operating activities before reorganization item	(2,272)	(3,121)

Reorganization item - professional fees	(749)	-
Net cash used for reorganization item	(749)	-
Net cash used in operating activities	(3,021)	(3,121)

Cash flows from investing activities:
Proceeds from payments on notes receivable	600	222
Purchases of property and equipment	(144)	(1,202)
Proceeds from sale of trademarks, property, plant and equipment	4,356	-
Distributions received from equity method investment	-	-
Proceeds from sale of equity method investment	-	-
Restricted cash	-	1,683
Other	(17)	-
Net cash provided by investing activities	4,795	703

Cash flows from financing activities:
Payments on redemption of convertible, preferred stock	-	(556)
Proceeds from noncontrolling interest	-	32
Payments of debt	(1,854)	(1,881)
Net cash used in financing activities	(1,854)	(2,405)

Effect of exchange rate changes on cash and cash equivalents	7	13
Net decrease in cash and cash equivalents	(73)	(4,810)
Cash and cash equivalents, beginning of year	952	4,867
Cash and cash equivalents, end of year	$879	$57

Supplemental disclosures:
Cash paid for interest	$413	$453
Cash paid for income taxes	-	-

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

The interim results of operations and interim cash flows for the three months and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period and have been prepared assuming we will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business.  We have experienced recurring losses and negative cash flows from operations.  In the past we have turned to the equity markets for additional liquidity.  This was not a source of funds during 2010 and 2009 due to our financial position, the state of the equity markets and the bankruptcy filing discussed below.  However, exiting bankruptcy on November 30, 2010, combined with improving financial performance and equity market conditions, may allow us to raise equity funds.  We intend to provide the necessary cash to continue operations through the monetization of certain assets, growth of sales, and possible equity financing transactions.

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

Liquidity and Management’s Plans

The Parent Company and it’s wholly and majority owned subsidiaries have experienced recurring losses and negative cash flows from operations.  Due to defaults under our credit agreement with Wells Fargo our credit lines were reduced to approximately $3.5 million as of July 2009, which was the level of the current outstanding loans and obligations at that time.  We also entered into a forbearance agreement with Wells Fargo pursuant to which Wells Fargo agreed to forebear from exercising its rights and remedies with respect to the existing defaults.  We were behind on our payments to vendors and had defaulted on several agreements due to non-payment resulting in declaring bankruptcy as described above.  Although we emerged from bankruptcy in November 2010, we have not yet demonstrated the ability to generate sufficient cash flows from operations to meet our working capital needs.  These factors raise substantial doubt about our ability to continue as a going concern.

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

In the ongoing effort to improve profitability, significant emphasis will be placed on growing sales. The growth of revenues is expected to include the following:

•	growing sales in existing markets, including bulk Stabilized Rice Bran (SRB) and rice bran oil;
•	aligning with strategic partners who can provide channels for additional sales of our products including rice-bran oil extraction;
•	price increases; and
•	growing consumer retail product sales.

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

Diluted EPS is computed by dividing net loss attributable to NutraCea shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the impact of assumed exercises or conversions is dilutive.  The dilutive effect of outstanding options and warrants is calculated using the treasury stock method.  The dilutive effect of outstanding convertible preferred stock is calculated using the “if converted” method.

Index

Reconciliations of the numerators and denominators in the EPS computations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to NutraCea shareholders	$(4,528)	$(5,591)	$(7,798)	$(10,584)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	193,027,680	180,406,806	193,009,779	174,916,509
Effect of dilutive securities outstanding	-	-	-	-
Diluted EPS - weighted average number of shares outstanding	193,027,680	180,406,806	193,009,779	174,916,509

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average exercise price of $0.43 and $0.79)	26,594,147	22,734,388	26,612,186	23,179,397
Warrants (average exercise price of $1.27 and $1.39)	39,578,506	35,800,701	39,711,103	35,309,955

The impact of certain options and warrants outstanding at June 30, 2010 and 2009, were not included in the calculation of diluted EPS in 2010 and 2009, because to do so would be antidilutive.  Those securities which were antidilutive in 2010 and 2009 could potentially dilute EPS in the future.

Note 5. Comprehensive Loss

Comprehensive loss consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net loss	$(4,528)	$(5,596)	$(7,798)	$(10,665)

Other comprehnsive income (loss) - foreign currency translation, net of tax	(140)	2,001	(547)	(3,806)

Comprehensive loss, net of tax	(4,668)	(3,595)	(8,345)	(14,471)

Comprehensive loss attributable to the noncontrolling interest	-	5	-	81

Total comprehensive loss attribibutable to NutraCea shareholders	$(4,668)	$(3,590)	$(8,345)	$(14,390)

Index

Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

	June 30, 2010	December 31, 2009
Foreign currency translation adjustment	$(1,014)	$(467)
Accumulated other comprehensive loss	$(1,014)	$(467)

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

Note 8. Assets Held for Sale – Property, Plant and Equipment

The following is a summary of property, plant and equipment held for sale (in thousands):

	June 30, 2010	December 31, 2009
Land	$2,928	$2,928
Plant	4,569	5,569
Machinery and equipment	2,001	4,813
Construction in progress	-	1,241
Assets held for sale - property, plant and equipment	$9,498	$14,551

	June 30, 2010	December 31, 2009
Dillon facility	$4,498	$4,492
Phoenix building	5,000	6,000
Phoenix equipment	-	4,059
Assets held for sale - property, plant and equipment	$9,498	$14,551

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

Throughout 2010, we aggressively marketed the facility.  The facility is classified as held for sale as of June 30, 2010 and December 31, 2009.

Based on an evaluation of market conditions and a discounted cash flow analyses we recognized an impairment loss of $0.9 million in the fourth quarter of 2010.

Index

In February 2011, we ceased actively marketing the facility.  We continue to operate the facility for toll processing and are evaluating ways to utilize excess capacity.  As a result, in the first quarter of 2011, we reclassified the Dillon facility to property, plant and equipment in use and restarted depreciation.

Phoenix Building and Equipment

Our Phoenix, Arizona building was constructed to produce infant and adult cereal for worldwide sale.  When additional sales did not materialize, we determined that the cereal production could be adequately handled at the Dillon, Montana facility.  In July 2009, we decided to sell our infant cereal manufacturing building located in Phoenix, Arizona as well as the equipment housed in the building.  The building was listed for sale in September 2009, and based on our best judgment and prevailing market conditions; we recorded a noncash impairment charge of $6.5 million in September 2009 associated with the building.  In December 2009, an offer was received to purchase the cereal equipment.  As a result, we decided to sell the equipment and building separately.  Based on offers received from potential buyers, we recognized an additional impairment of $1.0 million on the building in the second quarter of 2010.  The building was sold in September 2010 for a gross price of $4.5 million.  We recorded a loss on disposal in 2010 of $0.5 million plus closing costs.

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

Index

Note 9. Asset Held  for Sale - Intangible

In July 2009, we decided to sell our animal nutrition product related equine trademarks in order to stop competing with major customers.  We initiated discussions with several potential buyers to sell a supply agreement and the trademarks for $0.8 million.  An offer of $0.7 million was received from an existing customer of equine products in December 2009.  The $2.2 million net book value of the trademarks was reduced to $0.7 million, with impairment charges totaling $1.5 million in 2009.  The equine trademarks representing a value of $0.7 million were classified as assets held for sale – trademarks as of December 31, 2009.

In March 2010, Manna Pro Products, LLC (Manna Pro) agreed to purchase from us (i) the Natural Glo, Satin Finish and Max-E-Glow trademarks and intellectual property for $0.7 million and (ii) certain supplies and inventory.  In April 2010, the asset sale closed and total consideration was $0.8 million.  As a condition to the sale, we agreed to supply Manna Pro with the stabilized rice bran they require to utilize the purchased assets.  All products sold by Manna Pro under the trademarks being purchased will be co-branded with a NutraCea SRB logo.  In the second and third quarter of 2009, a $1.6 million non-cash charge related to the assets sold is reflected as loss on impairment of trademarks in our consolidated statements of operations.

Note 10.  Equity and Share-Based Compensation

The following is a summary of stock option activity:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	24,588,951	$0.49
Granted	3,488,889	0.20
Exercised	-
Forfeited/expired	(1,487,992)	1.24
Outstanding at June 30, 2010	26,589,848	0.41
Exercisable at June 30, 2010	20,225,514	$0.47

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	25,193,477	$0.80
Granted	400,000	0.30
Forfeited/expired	(2,868,544)	1.01
Outstanding at June 30, 2009	22,724,933	0.77
Exercisable at June 30, 2009	21,633,104	$0.75

Index

In July 2010, we modified 3,045,347 outstanding options, which had been awarded to employees.  The exercise price of the options was lowered to $0.20 per share from a weighted average $0.40 per share.  The stock price on the date of the re-pricing was $0.12 per share.  No other terms of the options were modified.  We recorded expense of less than $0.1 million in the third quarter 2010, representing the difference between the fair value of the options before and after the modification.

In the period from July 2010 to March 2011, approximately 22.1 million options were issued at an average price of $0.20 per share.  In the same period, approximately 9.1 million options at an average exercise price of $0.34 per share were forfeited, expired or cancelled.

In December 2010, we reached an agreement to settle all potential claims associated with the employment of Brad Edson, our former chief executive officer.  The agreement was subject to the approval of the Bankruptcy Court which was granted in January 2011.  As part of the settlement, he was required to forfeit 6,000,000 options granted in 2004 along with any stock holdings.  The options had an exercise price of $0.30 per share and were outstanding and exercisable as of June 30, 2010 and 2009.

In March 2011, we reached an agreement to settle all potential claims associated with the employment of Todd Crow, our former chief financial officer.  As part of the settlement, he was required to forfeit 1,662,942 options.  The agreement is subject to the approval of the Bankruptcy Court which is currently pending.  The options had an average exercise price of $0.37 per share and were outstanding and exercisable as of June 30, 2010 and 2009.

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

Defense costs are expensed as incurred and are included in professional fees.

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

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Parent Company has not been served with any formal notices in regard to this matter so far.  To date, only Irgovel has received formal legal notice. In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration. As part of the Purchase Agreement $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of June 30, 2010 and December 31, 2009, the balance in the escrow account was $1.9 million and is included in restricted cash in the consolidated balance sheets.  There is an offsetting liability in accrued expenses in our condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

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

Index

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

		Three Months Ended June 30, 2010
		Corporate	SRB	Bio-Refining	Consolidated
			(1)	(2)
Revenues		$-	$3,303	$4,198	$7,501
Cost of goods sold		-	2,058	3,971	6,029
Gross profit		-	1,245	227	1,472
Depreciation and amortization (in selling, general and administrative)		(56)	(352)	(269)	(677)
Impairment of property, plant and equipment		-	(1,000)	-	(1,000)
Loss on disposal of trademarks, property, plant and equipment		-	(27)	-	(27)
Other operating expenses		(2,004)	(733)	(753)	(3,490)
Loss from operations		$(2,060)	$(867)	$(795)	$(3,722)

Net loss attributable to NutraCea shareholders		$(3,076)	$(867)	$(585)	$(4,528)
Interest expense		(102)	-	(198)	$(300)
Depreciation (in cost of goods sold)		-	(105)	(319)	$(424)
Purchases of property and equipment		-	2	82	84
Property, plant and equipment, end of period		1,978	9,922	12,331	24,231
Assets held for sale, end of period		-	9,498	-	9,498
Goodwill, end of period	(3)	-	-	5,413	5,413
Intangible assets, net, end of period		-	3,273	3,528	6,801

Index

		Three Months Ended June 30, 2009
		Corporate	SRB	Bio-Refining	Consolidated
			(1)	(2)
Revenues		$-	$4,182	$5,400	$9,582
Cost of goods sold		-	3,210	4,395	7,605
Gross profit		-	972	1,005	1,977
Depreciation and amortization (in selling, general and administrative)		(251)	(747)	(235)	(1,233)
Loss on disposal of trademarks, property, plant and equipment		-	(354)	-	(354)
Other operating expenses		(2,405)	(1,897)	(848)	(5,150)
Loss from operations		$(2,656)	$(2,026)	$(78)	$(4,760)

Net loss attributable to NutraCea shareholders		$(4,008)	$(1,676)	$93	$(5,591)
Interest expense		(639)	-	(223)	(862)
Depreciation (in cost of goods sold)		-	(293)	(268)	(561)
Purchases of property and equipment		159	-	71	230
Property, plant and equipment, end of period		7,126	34,075	12,710	53,911
Assets held for sale, end of period		-	639	-	639
Goodwill, end of period	(3)	-	-	5,067	5,067
Intangible assets, net, end of period		-	6,428	3,991	10,419

		Six Months Ended June 30, 2010
		Corporate	SRB	Bio-Refining	Consolidated
			(1)	(2)
Revenues		$-	$6,537	$8,186	$14,723
Cost of goods sold		-	4,081	7,438	11,519
Gross profit		-	2,456	748	3,204
Depreciation and amortization (in selling, general and administrative)		(114)	(686)	(550)	(1,350)
Impairment of property, plant and equipment		-	(1,000)	-	(1,000)
Loss on disposal of trademarks, property, plant and equipment		-	(403)	-	(403)
Other operating expenses		(4,166)	(1,727)	(1,592)	(7,485)
Loss from operations		$(4,280)	$(1,360)	$(1,394)	$(7,034)

Net loss attributable to NutraCea shareholders		$(5,377)	$(1,360)	$(1,061)	$(7,798)
Interest expense		(253)	-	(328)	(581)
Depreciation (in cost of goods sold)		-	(251)	(639)	(890)
Purchases of property and equipment		15	8	121	144
Property, plant and equipment, end of period		1,978	9,922	12,331	24,231
Assets held for sale, end of period		-	9,498	-	9,498
Goodwill, end of period	(3)	-	-	5,413	5,413
Intangible assets, net, end of period		-	3,273	3,528	6,801

Index

		Six Months Ended June 30, 2009
		Corporate	SRB	Bio-Refining	Consolidated
			(1)	(2)
Revenues		$-	$7,978	$8,816	$16,794
Cost of goods sold		-	6,134	7,727	13,861
Gross profit		-	1,844	1,089	2,933
Depreciation and amortization (in selling, general and administrative)		(497)	(1,412)	(450)	(2,359)
Loss on disposal of trademarks, property, plant and equipment		-	(354)	-	(354)
Other operating expenses		(5,998)	(3,888)	(1,408)	(11,294)
Loss from operations		$(6,495)	$(3,810)	$(769)	$(11,074)

Net loss attributable to NutraCea shareholders		$(6,134)	$(3,729)	$(721)	$(10,584)
Interest expense		(1,082)	-	(326)	(1,408)
Depreciation (in cost of goods sold)		-	(668)	(513)	(1,181)
Purchases of property and equipment		524	495	183	1,202
Property, plant and equipment, end of period		7,126	34,075	12,710	53,911
Assets held for sale, end of period		-	639	-	639
Goodwill, end of period	(3)	-	-	5,067	5,067
Intangible assets, net, end of period		-	6,428	3,991	10,419

(1)  The SRB segment was formerly referred to as “NutraCea”.
(2)  The Bio-Refining segment was formerly referred to as “Irgovel”.
(3)  All changes in goodwill between December 31, 2009 and June 30, 2010, relate to foreign currency translation.

The following tables present data by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

United States	$2,343	$3,222	$4,794	$6,494
Brazil	4,191	5,280	8,178	8,500
Other international	967	1,080	1,751	1,800
Total revenues	$7,501	$9,582	$14,723	$16,794

	June 30, 2010	December 31, 2009

United States	$11,900	$12,678
Brazil	12,331	13,565
Total property, plant and equipment, net	$24,231	$26,243

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

Index

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

The following table summarizes the fair values by input hierarchy of items measured at fair value on a recurring basis on our condensed consolidated balance sheets (in thousands):

		As of June 30, 2010
		Level 1	Level 2	Level 3	Total

Warrant liability	(1)	$-	$-	$1,466	$1,466
Total liabilities at fair value		$-	$-	$1,466	$1,466
		As of December 31, 2009
		Level 1	Level 2	Level 3	Total

Warrant liability	(1)	$-	$-	$1,279	$1,279
Total liabilities at fair value		$-	$-	$1,279	$1,279

(1)
Represents fair value of warrant liability established as a result of adoption of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock).  Fair value of the warrant liabilities was determined using the Lattice Model.

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	June 30, 2010
	Fair Value as of Beginning of Year	Total Realized/ Unrealized Gains (Losses)	Issuance of New Warrants	Net Transfers Into (Out of) Level 3	Fair Value, at June 30, 2010	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)
Warrant liability	$1,279	$(187)	$-	$-	$1,466	$(187)
Total Level 3 fair value	$1,279	$(187)	$-	$-	$1,466	$(187)

Index

	June 30, 2009
	Adoption of ASC 815-40-15 as of Beginning of Year	Total Realized/ Unrealized Gains (Losses)	Record Series D Warrants at Fair Value as of Beginning of Year	Issuance of New Warrants	Net Transfers Into (Out of) Level 3	Fair Value, at March 31, 2009	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)	(1)	(1)
Warrant liability	$3,913	$(3,503)	$1,156	$776	$-	$2,342	$(3,503)
Total Level 3 fair value	$3,913	$(3,503)	$1,156	$776	$-	$2,342	$(3,503)

(1)	Included in warrant liability income (expense) in the condensed consolidated statements of operations.

The following tables summarize the fair values by input hierarchy of items measured at fair value on our condensed consolidated balance sheets on a non-recurring basis (in thousands):

		As of June 30, 2010
		Level 1	Level 2	Level 3	Total

Assets held for sale - property, plant and equipment	(1)	$-	$-	$9,498	$9,498
Total assets at fair value		$-	$-	$9,498	$9,498

		As of December 31, 2009
		Level 1	Level 2	Level 3	Total

Assets held for sale - property, plant and equipment	(1)	$-	$-	$14,551	$14,551
Assets held for sale - trademarks	(2)	-	-	650	650
Lake Charles building	(3)	-	-	1,251	1,251
Total assets at fair value		$-	$-	$16,452	$16,452

(1)
Represents land, building and equipment at our Dillon, Montana and Phoenix, Arizona facilities.  The fair value was measured based on third party appraisals, offers from potential buyers, management’s judgment and subsequent sale of the assets, less costs to sell.

(2)
Represents equine trademarks held for sale as of December 31, 2009.  We determined the fair value based on the offers received from potential buyers.  The equine trademarks were sold to an existing customer of our equine products in April 2010.

(3)	We recorded an impairment of $2.3 million in 2009. The fair value of the building was based on a written offer made to FRM and a third party appraisal.

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

The SRB segment consists of four locations in California and Louisiana that produce SRB. Not included in these four locations is our Phoenix, Arizona facility, which became operational in February 2009 but was never brought into full production. The Phoenix facility was sold in September 2010. Our Lake Charles, Louisiana facility has been idle since May 2009. The SRB segment also includes our Dillon, Montana facility which produces RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction), RiFiber (a fiber rich derivative) and RiBalance (a complete rice bran nutritional package). The Dillon facility, which consists of land, building and equipment, has been carried as an asset held for sale as of December 31, 2009.

Index

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010 AND 2009

For the three months ended June 30, 2010, the Company’s net loss was $4.5 million, or ($.02) per share, compared to $5.6 million or ($.03) per share for the same period of 2009, an improvement of $1.1 million. The decrease in net loss was primarily due to a combination of significantly reduced selling, general and administrative expenses for the Corporate and SRB segments partially offset by: (i) reduced gross profit, (ii) impairment of the Phoenix facility, and (iii) reorganization expenses associated with the bankruptcy filing.

Revenue and Gross profit

The following table illustrates the gross profit contribution by each of our segments:

	Three Months Ended June 30, 2010
	Consolidated	%	SRB	%	Bio-Refining	%	Increase/ (Decrease)
Revenues	$7,501	100	$3,303	100	$4,198	100	(2,081)
Cost of good sold	6,029	80	2,058	62	3,971	95	(1,576)
Gross profit	$1,472	20	$1,245	38	$227	5	$(505)

	Three Months Ended June 30, 2009
	Consolidated	%	SRB	%	Bio-Refining	%
Revenues	$9,582	100	$4,182	100	$5,400	100
Cost of good sold	7,605	79	3,210	77	4,395	81
Gross profit	$1,977	21	$972	23	$1,005	19

Our consolidated revenues for the three months ended June 30, 2010 of $7.5 million decreased by $2.1 million (21.7%) from $9.6 million in the prior year period. Revenues for the SRB segment decreased $0.9 million (21%) and the Bio-Refining segment decreased by $1.2 million (22.2%). SRB segment revenues were negatively impacted by three factors in 2010. Revenues declined by $0.6 million due to the sale of the equine product related assets (primarily trademarks, packaging materials and inventory) in April 2010. As a result of the transaction, we no longer sell higher priced branded equine products and instead supply bulk SRB to the buyer (Manna Pro). Because Manna Pro purchased existing inventory on hand, they did not begin purchasing SRB until late in the 2010 quarter. In addition, the cereal product related sales declined by a net $24 thousand as a result of the March 2010 sale of the cereal product related assets to Kerry Ingredients (Kerry). The loss of cereal revenues was partially offset by tolling revenues billed to Kerry. Under the tolling arrangement, we continue to produce certain cereal products for Kerry on an order by order basis. And finally, SRB segment revenues were negatively impacted by $0.4 million from the loss of a private label customer related to products we no longer sell. The Bio-Refining segment revenues decreased as a result of lower volumes partially offset by improved pricing in 2010.

Index

Gross profit in the three months ended June 30, 2010 was $1.5 million (20%) compared to $2.0 million (21%) in 2009, a decrease of $0.5 million attributable to the decline in revenues. The SRB segment experienced a significant improvement of $0.3 million due to the high cost of goods sold incurred in 2009 attributed to higher raw bran prices and the loss of lower margin product revenues in 2010. The Bio-Refining segment was negatively impacted by higher plant operating costs associated with maintenance and general improvements along with lower plant utilization.

Operating Expenses

Specific changes in the components of operating expense are detailed in the following schedule:

	Three Months Ended June 30, 2010
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$1,723	$1,017	$870	$3,610
Professional fees	336	69	102	507
Impairment of property, plant and equipment	-	1,000	-	1,000
Loss on disposal of trademarks, property, plant and equipment	-	27	-	27
Provision for doubtful accounts receivable and notes receivable	-	-	50	50
Research and development	-	-	-	-
Operating expenses	$2,059	$2,113	$1,022	$5,194

	Three Months Ended June 30, 2009
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$1,954	$2,470	$985	$5,409
Professional fees	702	18	99	819
Impairment of property, plant and equipment	-	-	-	-
Loss on disposal of trademarks, property, plant and equipment	-	354	-	354
Provision for doubtful accounts receivable and notes receivable	-	-	-	-
Research and development	-	155	-	155
Operating expenses	$2,656	$2,997	$1,084	$6,737

	Favorable (Unfavorable) Change
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$231	$1,453	$115	$1,799
Professional fees	366	(51)	(3)	312
Impairment of property, plant and equipment	-	(1,000)	-	(1,000)
Loss on disposal of trademarks, property, plant and equipment	-	327	-	327
Provision for doubtful accounts receivable and notes receivable	-	-	(50)	(50)
Research and development	-	155	-	155
Operating expenses	$597	$884	$62	$1,543

Sales, General and Administrative (“SG&A”) expenses were $3.6 million and $5.4 million in the three months ended June 30, 2010 and 2009, respectively, a decrease of $1.8 million (33.3%). The decline in SG&A expense is attributable to significant cost cutting efforts in the Corporate and SRB segments. In July 2009 and January 2010, a significant reduction in force was implemented across all corporate departments. Corporate segment depreciation (related to leasehold improvements and furniture and fixtures) declined by $0.2 million due to the corporate headquarters move in January 2010. In addition, other SG&A declined by $0.3 million due to rent savings associated with the move. The remaining decline in other SG&A is attributable to consulting fees no longer being paid to former employees in 2010 and a general reduction in corporate spending. The Bio-Refining segment increase is primarily due to the 13% increase in the foreign currency exchange rate when comparing 2010 to 2009.

Index

No Research and Development (“R&D”) expenses were incurred in the three months ended June 30, 2010 as compared to $0.2 million for 2009. R&D spending overall has declined due to cash constraints.

In the three months ended June 30, 2010, an impairment charge of $1.0 million was recorded related to the Phoenix, AZ facility which was held for sale.

Professional fees were $0.5 million and $0.8 million for the three months ended June 30, 2010 and 2009, respectively, a decrease of $0.3 million. Professional fees are expenses associated with consultants, accounting, SOX 404 compliance, and outside legal counsel.  The decrease is primarily due to payments made to consultants and legal and financial advisors retained in 2009 to assist the Audit Committee with their internal investigation and responses to Securities and Exchange Commission inquiries.

Other Income (Expense)

Other income (expense), net, decreased by $0.1 million for the three months ended June 30, 2010 as compared to 2009. Specific changes to other income and expense are as follows:

	Three Months Ended June 30, 2010
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$4	$-	$(5)	$(1)
Interest expense	(103)	-	(197)	(300)
Loss on equity method investments	(10)	-	-	(10)
Foreign exchange loss	-	-	-	-
Warrant liability expense	(508)	-	-	(508)
Other income	-	-	112	112
Other income	$(617)	$-	$(90)	$(707)

	Three Months Ended June 30, 2009
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$4	$-	$154	$158
Interest expense	(639)	-	(223)	(862)
Loss on equity method investments	(48)	-	-	(48)
Foreign exchange loss	(57)	-	224	167
Warrant liability expense	(123)	-	-	(123)
Other income	(144)	-	2	(142)
Other income (expense)	$(1,007)	$-	$157	$(850)

	Favorable (Unfavorable) Change
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$-	$-	$(159)	$(159)
Interest expense	536	-	26	562
Loss on equity method investments	38	-	-	38
Foreign exchange loss	57	-	(224)	(167)
Warrant liability expense	(385)	-	-	(385)
Other income	144	-	110	254
Other income (expense)	$390	$-	$(247)	$143

The decreased expense is due primarily to $0.9 million of interest expense included in the 2009 quarter associated with Series D Preferred shares. These Preferred shares were redeemed in August 2009. The resulting interest expense decrease for 2010 was partially offset by higher interest rates on secured bank debt at the Corporate segment and higher warrant liability expense.

Index

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

For the six months ended June 30, 2010, the Company’s net loss was $7.8 million, or ($.04) per share, compared to $10.6 million or ($.06) per share, in the same period of 2009, an improvement of $2.8 million (26.3%). The decrease in net loss is attributable to the following positive factors: (i) improved margin at the SRB segment, (ii) decreased selling, general, administrative expense and professional fees and (iii) reduced interest expense. These gains were partially offset by increased expense associated with warrant liabilities.

Revenue and Gross Profit

The following table illustrates the gross profit contribution by each of our segments:

	Six Months Ended 2010
	Consolidated	%	SRB	%	Bio-Refining	%	Increase/ (Decrease)
Revenues	$14,723	100	$6,537	100	$8,186	100	(2,071)
Cost of goods sold	11,519	78	4,081	62	7,438	91	(2,342)
Gross profit	$3,204	22	$2,456	38	$748	9	$271

	Six Months Ended 2009
	Consolidated	%	SRB	%	Bio-Refining	%
Revenues	$16,794	100	$7,978	100	$8,816	100
Cost of goods sold	13,861	83	6,134	77	7,727	88
Gross profit	$2,933	17	$1,844	23	$1,089	12

Our consolidated revenues for the six months ended June 30, 2010 of $14.7 million decreased $2.1 million from $16.8 million in the prior year period. SRB segment revenues declined $1.4 million (18.1%) to $6.5 million in 2010. SRB segment revenues were negatively impacted by three factors in 2010; (i) revenues from animal nutrition products declined by $0.6 million primarily due to the sale of the equine product related assets (primarily trademarks, packaging materials and inventory) in April 2010. As a result of the transaction, we no longer sell higher priced branded equine products and instead supply bulk SRB to the buyer (Manna Pro). Because Manna Pro purchased existing inventory on hand, they did not begin purchasing SRB until late in the 2010 quarter; (ii) in addition, the cereal product related sales for the six months ended June 30, 2010 were flat (higher in first quarter and lower in second quarter) in spite of the March 2010 sale of the cereal product related assets to Kerry. The loss of cereal revenues in the second quarter of 2010 was offset by an increase in tolling revenues of $0.2 million for the 2010 period as compared to 2009. Under the tolling arrangement, we continue to produce certain cereal products for Kerry on an order by order basis, and (iii) SRB segment revenues were also negatively impacted by $1.2 million from the loss of a private label customer related to products we no longer sell. These decreases in SRB segment revenues were partially offset by increases in human nutrition SRB related products. The Bio-Refining segment revenues decreased $0.6 million (7.1%) as a result of lower volumes partially offset by improved pricing in 2010.

Gross profit for the six months ended June 30, 2010 was $3.2 million (22%) compared to $2.9 million (17%) an increase of $0.3 million compared to the same period last year. For 2010, the SRB segment contributed $2.5 million (38%) to gross profit and the Bio-Refining segment contributed $0.7 million (9%). The SRB segment experienced significant improvement in margin percentage in 2010 due to the phasing out of lower margin private label products in 2009 that we no longer sell. In addition, capacity utilization at the Lake Charles facility in the first six months of 2009 was approximately 11%. The facility was idled in August 2009 and continues to be offline resulting in lower 2010 costs for the SRB segment. The Bio-Refining segment was negatively impacted in the first half of 2010 by higher plant operating costs associated with maintenance and general improvements along with lower plant utilization.

Index

Operating Expenses

The changes to components making up operating expenses are detailed in the following schedule:

	Six Months Ended June 30, 2010
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$3,626	$2,222	$1,778	$7,626
Professional fees	654	67	243	964
Impairment of property, plant and equipment	-	1,000	-	1,000
Loss on disposal of trademarks, property, plant and equipment	-	403	-	403
Provision for doubtful accounts receivable and notes receivable	-	-	123	123
Research and development	-	122	-	122
Operating expenses	$4,280	$3,814	$2,144	$10,238

	Six Months Ended June 30, 2009
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$4,800	$4,587	$1,705	$11,092
Professional fees	1,759	38	154	1,951
Impairment of property, plant and equipment	-	-	-	-
Loss on disposal of trademarks, property, plant and equipment	-	354	-	354
Provision for doubtful accounts receivable and notes receivable	(64)	-	-	(64)
Research and development	-	674	-	674
Operating expenses	$6,495	$5,653	$1,859	$14,007

	Favorable (Unfavorable) Change
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$1,174	$2,365	$(73)	$3,466
Professional fees	1,105	(29)	(89)	987
Impairment of property, plant and equipment	-	(1,000)	-	(1,000)
Loss on disposal of trademarks, property, plant and equipment	-	(49)	-	(49)
Provision for doubtful accounts receivable and notes receivable	(64)	-	(123)	(187)
Research and development	-	552	-	552
Operating expenses	$2,215	$1,839	$(285)	$3,769

Sales, General and Administrative (“SG&A”) expenses were $7.6 million and $11.1 million in the six months ended June 30, 2010 and 2009, respectively, a decrease of $3.4 million (31.2%). The decline in SG&A expense is attributable to significant cost cutting efforts in the Corporate and SRB segments. In July 2009 and January 2010, a significant reduction in force was implemented across all departments. Corporate segment depreciation (related to leasehold improvements and furniture and fixtures) declined by $0.4 million due to the corporate headquarters move in January 2010. In addition, other SG&A declined by $0.6 million due to rent savings associated with the move. The remaining decline in other SG&A is attributable to consulting fees no longer being paid to former employees in 2010 and a general reduction in corporate spending. The Bio-Refining segment expense was flat when comparing 2010 to 2009.

Research and Development (“R&D”) expenses were $0.1 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively, a decrease of $0.6 million. R&D activities were significantly curtailed in 2010 due to cash constraints.

Index

In the six month period ended June 30, 2010, an impairment charge of $1.0 million was recorded related to the Phoenix, AZ facility which was held for sale.

Professional fees were $1.0 million and $2.0 million for the six months ended June 30, 2010 and 2009, respectively, a $1.0 million or 50% reduction.  Professional fees are expenses associated with consultants, accounting and auditing services, SOX 404 compliance, and outside legal counsel. The decrease is primarily due to payments made to consultants and legal and financial advisors retained in 2009 to assist the Audit Committee with their internal investigation and responses to Securities and Exchange Commission inquiries.

Other Income (Expense)

Other income and expense, net, decreased by $0.8 million for the six months ended June 30, 2010 compared to 2009. Specific changes to other income and expense components are as follows:

	Six Months Ended June 30, 2010
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$12	$-	$5	$17
Interest expense	(254)	-	(327)	(581)
Loss on equity method investments	(21)	-	-	(21)
Foreign exchange loss	-	-	-	-
Warrant liability expense	(187)	-	-	(187)
Other income	88	-	112	200
Other income (expense)	$(362)	$-	$(210)	$(572)

	Six Months Ended June 30, 2009
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$8	$-	$249	$257
Interest expense	(1,082)	-	(326)	(1,408)
Loss on equity method investments	(52)	-	-	(52)
Foreign exchange loss	(72)	-	(81)	(153)
Warrant liability income	1,571	-	-	1,571
Other income	(12)	-	6	(6)
Other income (expense)	$361	$-	$(152)	$209

	Favorable (Unfavorable) Change
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$4	$-	$(244)	$(240)
Interest expense	828	-	(1)	827
Loss on equity method investments	31	-	-	31
Foreign exchange loss	72	-	81	153
Warrant liability income (expense)	(1,758)	-	-	(1,758)
Other income	100	-	106	206
Other income (expense)	$(723)	$-	$(58)	$(781)

The decreased expense is due primarily to $0.9 million of interest expense included in the first half 2009 associated with Series D Preferred shares. These Preferred shares were redeemed in August 2009. The resulting interest expense decrease for 2010 was partially offset by higher interest rates on secured bank debt at the Corporate segment and higher warrant liability expense.

Warrant liability is carried at fair value which is determined at the end of each reporting period.  The change in fair value is recorded as warrant liability income or expense, resulting in a decrease of warrant liability income by $1.8 million.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $0.9 million and $1.0 million as of June 30, 2010 and December 31, 2009, respectively.

At June 30, 2010, we had $1.9 million of restricted cash classified as current assets.  This amount represents restricted cash to cover certain litigation matters under the purchase agreement terms of the acquisition of Irgovel.  There is an offsetting liability in accrued expenses in our condensed consolidated balance sheets as of June 30, 2010.

Cash used in operating activities was $3.0 million for the six months ended June 30, 2010, compared to net cash used in operations in the same period of 2009 of $3.1 million.  The cash used in operations for the period ended June 30, 2010 resulted primarily from our net loss of $7.8 million offset by non-cash charges of: (i) $2.2 million for depreciation and amortization, (ii) impairment of property, plant, and equipment of $1.0 million, (iii) loss on retirement of assets of $0.4 million, and (iv) warrant liability expense of $0.2 million.

The changes in our operating assets and liabilities and the associated impact on our net cash used in operations during the period ended June 30, 2010 provided cash of $1.0 million and primarily consisted of a reduction in accounts receivable of $0.3 million, a decrease in other current assets of $0.2 million, and an increase in accounts payable and accrued expenses of $0.4 million.

Cash provided in investing activities was $4.8 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively.  Cash provided in the period ended June 30, 2010 resulted primarily from the sale of the cereal business and certain trademarks and intellectual property which generated $4.4 million in cash.  We also received $0.6 million on payments from notes receivables.  These amounts were partially offset by $0.2 million for purchases of property, plant, and equipment.

Cash used in financing activities for the six months ended June 30, 2010 and 2009 was $1.9 million and $2.4 million, respectively.  The results for the period ended June 30, 2010 are attributable to the payoff of the Wells Fargo revolving line of credit of $0.5 million and the reduction of the Wells Fargo term loan of $1.6 million.  These amounts were partially offset by the increase of debt at Irgovel for working capital needs.

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

Index

For further information about other critical accounting policies, see the discussion of critical accounting policies in our Annual Report in Form 10-K for the fiscal year ended December 31, 2009.

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

Not applicable

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report because the material weaknesses identified by management in its 2009 Annual Report on Form 10-K were not remediated.  As of June 30, 2010, management continued to evaluate a plan and process to remediate the material weaknesses.

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

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Parent Company has not been served with any formal notices in regard to this matter so far.  To date, only Irgovel has received formal legal notice. In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration. As part of the Purchase Agreement $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of June 30, 2010 and December 31, 2009, the balance in the escrow account was $1.9 million and is included in restricted cash in the consolidated balance sheets.  There is an offsetting liability in accrued expenses in our condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009. We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

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

Item 4. (Removed and Reserved)

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