Form 10-Q
period 2010-09-30
NUTRACEA
filed 2011-03-31
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

FORM 10-Q

Index

NutraCea (Debtor in Possession)
Condensed Consolidated Statements of Operations
 (Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$8,403	$8,260	$23,126	$25,054
Cost of goods sold	6,269	6,478	17,788	20,339
Gross profits	2,134	1,782	5,338	4,715

Operating expenses:
Selling, general and administrative	3,842	5,102	11,468	16,194
Professional fees	668	457	1,632	2,408
Impairment of property, plant and equipment	-	8,845	1,000	8,845
Loss on disposal of trademarks, property, plant and equipment	540	(12)	943	342
Provision (recovery) for doubtful accounts receivable and notes receivable	86	(2)	209	(66)
Research and development	1	167	123	841
Impairment of trademarks	-	1,494	-	1,494
Total operating expenses	5,137	16,051	15,375	30,058

Loss from operations	(3,003)	(14,269)	(10,037)	(25,343)

Other income (expense):
Interest income	14	119	31	376
Interest expense	(404)	(293)	(985)	(1,701)
Loss on equity method investments	(10)	(151)	(31)	(203)
Foreign exchange gain (loss)	-	62	-	(91)
Warrant liability (expense) income	250	(74)	63	1,497
Other income	31	-	231	-
Other expense	-	(100)	-	(106)
Total other income (expense)	(119)	(437)	(691)	(228)

Reorganization expenses:
Professional fees	111	-	847	-
Total reorganization expenses	111	-	847	-
Loss before income taxes	(3,233)	(14,706)	(11,575)	(25,571)
Income tax benefit	143	82	687	282
Net loss	(3,090)	(14,624)	(10,888)	(25,289)
Net loss attributable to noncontrolling interest	-	27	-	108
Net loss attributable to NutraCea shareholders	$(3,090)	$(14,597)	$(10,888)	$(25,181)

Loss per share attributable to NutraCea shareholders
Basic	$(0.02)	$(0.08)	$(0.06)	$(0.14)
Diluted	$(0.02)	$(0.08)	$(0.06)	$(0.14)

Weighted average number of shares outstanding
Basic	193,028	191,114	193,016	180,375
Diluted	193,028	191,114	193,016	180,375

Index

NutraCea (Debtor in Possession)
Condensed Consolidated Balance Sheets
 (Unaudited; in thousands, except share amounts)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,273	$952
Restricted cash	1,916	1,915
Accounts receivable, net of allowance for doubtful accounts of $277 and $153	3,348	3,506
Inventories	2,951	3,238
Notes receivable, current portion, net of allowance for doubtful notes receivable of $636 and $636	1,200	1,200
Deposits and other current assets	2,451	2,637
Assets held for sale - property, plant and equipment	4,498	14,551
Assets held for sale - trademarks	-	650
Total current assets	17,637	28,649

Notes receivable, net of current portion	900	1,800
Property, plant and equipment, net	24,388	26,243
Intangible assets, net	6,644	7,679
Goodwill	5,746	5,626
Equity method investments	60	91
Other long-term assets	95	80
Total assets	$55,470	$70,168

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,667	$2,588
Accrued expenses	4,813	5,080
Long-term debt - current portion	3,716	6,642
Warrant liability, current portion	-	34
Total current liabilities	11,196	14,344

Liabilities subject to compromise	6,406	6,988

Long-term liabilities:
Long-term debt, net of current portion	5,459	5,957
Deferred tax liability	4,481	5,110
Warrant liability, net of current portion	1,216	1,245
Other long-term liabilities	1,000	1,000
Total liabilities	29,758	34,644

Commitments and contingencies

Equity:
Equity attributable to NutraCea shareholders:
Convertible, series E preferred stock, no par value, $1,000 stated value, 2,743 shares authorized, no shares outstanding	-	-
Convertible, series D preferred stock, no par value, $1,000 stated value, 10,000 shares authorized, no shares outstanding	-	-
Common stock, no par value, 350,000,000 shares authorized, 193,027,680 and 192,967,680 shares issued and outstanding	206,163	205,291
Accumulated deficit	(180,032)	(169,144)
Accumulated other comprehensive loss	(263)	(467)
Total equity attributable to NutraCea shareholders	25,868	35,680
Noncontrolling interest	(156)	(156)
Total equity	25,712	35,524
Total liabilities and equity	$55,470	$70,168

Index

NutraCea (Debtor in Possession)
Condensed Consolidated Statements of Cash Flows
 (Unaudited; in thousands)
	Nine Months Ended September 30,
	2010	2009
Cash flow from operating activities:
Net loss	$(10,888)	$(25,289)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,471	5,376
Provision for doubtful accounts receivable and notes receivable	209	(66)
Impairment of property, plant and equipment	1,000	8,845
Loss on disposal of trademarks, property, plant and equipment	943	342
Share-based employee and director compensation	866	398
Share-based consultant compensation	6	-
Warrant liability expense (income)	(63)	(1,497)
Deferred tax benefit	(691)	(296)
Reorganization expenses	847	-
Impairment of intangible assets	-	1,494
Foreign exchange loss	-	91
Loss on equity method investments	31	203
Share-based interest expense	-	861
Changes in operating assets and liabilities:
Accounts receivable	11	530
Inventories	332	1,083
Other current assets	178	1,142
Accounts payable and accrued expenses	(911)	1,285
Net cash used in operating activities before reorganization item	(4,659)	(5,498)

Reorganization item - professional fees	(738)	-
Net cash used for reorganization item	(738)	-
Net cash used in operating activities	(5,397)	(5,498)

Cash flows from investing activities:
Proceeds from payments on notes receivable	900	522
Purchases of property and equipment	(415)	(1,317)
Proceeds from sale of trademarks, property, plant and equipment	8,872	-
Proceeds from sale of equity method investment	-	1,675
Restricted cash	-	2,211
Other	(16)	-
Net cash provided by investing activities	9,341	3,091

Cash flows from financing activities:
Payments on redemption of convertible, preferred stock	-	(556)
Proceeds from noncontrolling interest	-	32
Payments on debt	(3,595)	(1,847)
Net cash used in financing activities	(3,595)	(2,371)

Effect of exchange rate changes on cash and cash equivalents	(28)	48
Net increase (decrease) in cash and cash equivalents	321	(4,730)
Cash and cash equivalents, beginning of year	952	4,867
Cash and cash equivalents, end of year	$1,273	$137

Supplemental disclosures:
Cash paid for interest	$812	$665
Cash paid for income taxes	-	-

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

The interim results of operations and interim cash flows for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period and have been prepared assuming we will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business.  We have experienced recurring losses and negative cash flows from operations.  In the past we have turned to the equity markets for additional liquidity.  This was not a source of funds during 2010 and 2009 due to our financial position, the state of the equity markets and the bankruptcy filing discussed below.  However, exiting bankruptcy on November 30, 2010, combined with improving financial performance and equity market conditions, may allow us to raise equity funds.  We intend to provide the necessary cash to continue operations through the monetization of certain assets, growth of sales, and possible equity financing transactions.

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
•
the greater of (i) $2.2 million or (ii) 40% of the first $5.0 million in net proceeds we receive from the monetization of our interest in Nutra SA, LLC (Nutra SA) plus 50 % of any net proceeds over $5.0 million;

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

Index

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

We have three reportable business segments: (1) Corporate; (2) SRB (SRB), which manufactures and distributes SRB in various granulations along with products derived from bran via patented enzyme treatment processes including a fat and protein rich water soluble fraction and a fiber rich insoluble fraction; and (3) Bio-Refining, which separates rice bran into crude rice bran oil and defatted rice bran which are then further processed into a number of valuable food and feed products.  Bio-Refining operations consisted of our operations in Brazil in 2010 and 2009.  The Corporate segment includes selling, general and administrative expenses, litigation settlements, and other expenses not directly attributable to other segments.  No corporate allocations are made to the other segments.  Interest is not allocated.

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

Index

Reconciliations of the numerators and denominators in the EPS computations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to NutraCea shareholders	$(3,090)	$(14,597)	$(10,888)	$(25,181)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	193,027,680	191,113,911	193,015,812	180,374,975
Effect of dilutive securities outstanding	-	-	-	-
Diluted EPS - weighted average number of shares outstanding	193,027,680	191,113,911	193,015,812	180,374,975

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average exercise price of $0.39 and $0.72)	30,996,197	28,389,949	28,089,581	24,935,334
Warrants (average exercise price of $1.27 and $1.34)	39,578,506	44,124,792	39,666,418	38,280,523

The impact of certain options and warrants outstanding at September 30, 2010 and 2009, were not included in the calculation of diluted EPS in 2010 and 2009, because to do so would be antidilutive.  Those securities which were antidilutive in 2010 and 2009 could potentially dilute EPS in the future.

Note 5. Comprehensive Loss

Comprehensive loss consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(3,090)	$(14,624)	$(10,888)	$(25,289)

Other comprehensive income (loss) - foreign currency translation, net of tax	751	1,076	204	(2,730)

Comprehensive loss, net of tax	(2,339)	(13,548)	(10,684)	(28,019)

Comprehensive income attributable to the noncontrolling interest	-	27	-	108

Total comprehensive loss attribibutable to NutraCea shareholders	$(2,339)	$(13,521)	$(10,684)	$(27,911)

Index

Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

	September 30, 2010	December 31, 2009

Foreign currency translation adjustment	$(263)	$(467)
Accumulated other comprehensive loss	$(263)	$(467)

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

The Parent Company agreed to use $2.2 million of the funds received from the January 2011 transaction closing to repay amounts owed to the general unsecured creditors in accordance with the Amended Plan.  The remaining $1.8 million was used for general corporate purposes; unsecured creditor claims and administrative expenses associated with the Chapter 11 Reorganization.

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

Index

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

Note 8. Assets Held for Sale – Property, Plant and Equipment

The following is a summary of property, plant and equipment held for sale (in thousands):

	September 30, 2010	December 31, 2009

Land	$233	$2,928
Plant	2,264	5,569
Machinery and equipment	2,001	4,813
Construction in progress	-	1,241
Assets held for sale - property, plant and equipment	$4,498	$14,551

	September 30, 2010	December 31, 2009
Dillon facility	$4,498	$4,492
Phoenix building	-	6,000
Phoenix equipment	-	4,059
Assets held for sale - property, plant and equipment	$4,498	$14,551

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

The equipment was sold in March 2010 for $3.7 million pursuant to the December 2009 offer, upon Bankruptcy Court approval.  We recorded a loss on disposal of $0.3 million during the first quarter of 2010.

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

Corporate Office

In November 2009, the Bankruptcy Court approved our motion to reject our old corporate office lease and to enter into a new, less expensive, corporate office lease.  We relocated our headquarters in December 2009.  As a result in 2009, we recorded a $4.0 million loss on disposal of the leasehold improvements and furniture and fixtures associated with the old corporate office.  The loss on disposal was partially off-set by (i) a $1.1 million tenant improvement and moving allowance deferred credit related to the prior lease and (ii) $0.2 million of net proceeds from an auction of the furniture and fixtures.  Since the old corporate lease was rejected under the bankruptcy procedures, the resulting charge has been included within reorganization expenses in the consolidated statements of operations.  In addition, approximately $0.2 million of non-cash charge was recorded related to furniture and fixtures relocated to the new corporate office.

Index

Note 9.  Equity and Share-Based Compensation

The following is a summary of stock option activity:
		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at December 31, 2009	24,588,951	$0.49
Granted	9,693,152	0.20
Exercised	-
Forfeited/expired	(2,598,714)	0.90
Outstanding at September 30, 2010	31,683,389	0.41
Exercisable at September 30, 2010	24,667,292	$0.39

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at December 31, 2008	25,193,477	$0.80
Granted	8,661,750	0.21
Forfeited/expired	(5,873,874)	1.08
Outstanding at September 30, 2009	27,981,353	0.56
Exercisable at September 30, 2009	21,383,302	$0.64

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

In the period from October 2010 to March 2011, approximately 15.9 million options were issued at an average price of $0.21 per share.  In the same period, approximately 8.0 million options at an average exercise price of $0.33 per share were forfeited, expired or cancelled.

In December 2010, we reached an agreement to settle all potential claims associated with the employment of Brad Edson, our former chief executive officer.  The agreement was subject to the approval of the Bankruptcy Court which was granted in January 2011.  As part of the settlement, he was required to forfeit 6,000,000 options granted in 2004 along with any stock holdings.  The options had an exercise price of $0.30 per share and were outstanding and exercisable as of September 30, 2010 and 2009.

Index

In March 2011, we reached an agreement to settle all potential claims associated with the employment of Todd Crow, our former chief financial officer.  As part of the settlement, he was required to forfeit 1,662,942 options.  The agreement is subject to the approval of the Bankruptcy Court which is currently pending.  The options had an average exercise price of $0.37 per share and were outstanding and exercisable as of September 30, 2010 and 2009.

Note 10. Commitments and Contingencies

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

Index

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Parent Company has not been served with any formal notices in regard to this matter so far.  To date, only Irgovel has received formal legal notice. In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration. As part of the Purchase Agreement $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of September 30, 2010 and December 31, 2009, the balance in the escrow account was $1.9 million and is included in restricted cash in the consolidated balance sheets.  There is an offsetting liability in accrued expenses in our condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

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

Index

Note 11. Segment Information

We have three reportable segments: Corporate; Stabilized Rice Bran (SRB), which manufactures and distributes SRB in various granulations along with products derived from bran via patented enzyme treatment processes including a fat and protein rich water soluble fraction and a fiber rich insoluble fraction; and Bio-Refining, which separates rice bran into crude rice bran oil and defatted rice bran which are then further processed into a number of valuable food and feed products.  The Bio-Refining segment consisted of our Irgovel operations in Brazil in 2010 and 2009.  The Corporate segment includes corporate general and administrative expenses, litigation settlements and other expenses not directly attributable to segments.  No corporate allocations are made to the other segments.  Interest is not allocated.

The table below presents segment information for the years identified and provides a reconciliation of segment information to total consolidated information.

Index

		Three Months Ended September 30, 2010
		Corporate	SRB	Bio-Refining	Consolidated
			(1)	(2)
Revenues		$-	$2,761	$5,642	$8,403
Cost of goods sold		-	1,501	4,768	6,269
Gross profit		-	1,260	874	2,134
Depreciation and amortization (in selling, general
and administrative)		(52)	(358)	(310)	(720)
Impairment of property, plant and equipment		-	-	-	-
Loss on disposal of trademarks, property, plant and equipment		-	(540)	-	(540)
Other operating expenses		(2,285)	(741)	(851)	(3,877)
Loss from operations		$(2,337)	$(379)	$(287)	$(3,003)

Net loss attributable to NutraCea shareholders		$(2,459)	$(379)	$(252)	$(3,090)
Interest expense		(240)	-	(164)	(404)
Depreciation (in cost of goods sold)		-	(97)	(414)	(511)
Purchases of property and equipment		8	41	222	271
Property, plant and equipment, end of period		1,985	9,610	12,793	24,388
Assets held for sale, end of period		-	4,498	-	4,498
Goodwill, end of period	(3)	-	-	5,746	5,746
Intangible assets, net, end of period		-	3,100	3,544	6,644

		Three Months Ended September 30, 2009
		Corporate	SRB	Bio-Refining	Consolidated
			(1)	(2)
Revenues		$-	$3,045	$5,215	$8,260
Cost of goods sold		-	2,224	4,254	6,478
Gross profit		-	821	961	1,782
Depreciation and amortization (in selling, general
and administrative)		(250)	(626)	(278)	(1,154)
Impairment of trademarks, property, plant and equipment		-	(10,339)	-	(10,339)
Loss on disposal of trademarks, property, plant and equipment		-	12	-	12
Other operating expenses		(3,131)	(513)	(926)	(4,570)
Loss from operations		$(3,381)	$(10,645)	$(243)	$(14,269)

Net loss attributable to NutraCea shareholders		$(3,186)	$(11,261)	$(150)	$(14,597)
Interest expense		(161)	-	(132)	(293)
Depreciation (in cost of goods sold)		-	(388)	(294)	(682)
Purchases of property and equipment		19	-	135	154
Property, plant and equipment, end of period		7,126	14,218	13,499	34,843
Assets held for sale, end of period		-	10,642	-	10,642
Goodwill, end of period	(3)	-	-	5,473	5,473
Intangible assets, net, end of period		-	3,880	4,143	8,023

Index

		Nine Months Ended September 30, 2010
		Corporate	SRB	Bio-Refining	Consolidated
			(1)	(2)
Revenues		$-	$9,298	$13,828	$23,126
Cost of goods sold		-	5,582	12,206	17,788
Gross profit		-	3,716	1,622	5,338
Depreciation and amortization (in selling, general
and administrative)		(166)	(1,044)	(860)	(2,070)
Impairment of property, plant and equipment		-	(1,000)	-	(1,000)
Loss on disposal of trademarks, property, plant and equipment		-	(943)	-	(943)
Other operating expenses		(6,451)	(2,468)	(2,443)	(11,362)
Loss from operations		$(6,617)	$(1,739)	$(1,681)	$(10,037)

Net loss attributable to NutraCea shareholders		$(7,836)	$(1,739)	$(1,313)	$(10,888)
Interest expense		(493)	-	(492)	(985)
Depreciation (in cost of goods sold)		-	(348)	(1,053)	(1,401)
Purchases of property and equipment		23	49	343	415
Property, plant and equipment, end of period		1,985	9,610	12,793	24,388
Assets held for sale, end of period		-	4,498	-	4,498
Goodwill, end of period	(3)	-	-	5,746	5,746
Intangible assets, net, end of period		-	3,100	3,544	6,644

		Nine Months Ended September 30, 2009
		Corporate	SRB	Bio-Refining	Consolidated
			(1)	(2)
Revenues		$-	$11,023	$14,031	$25,054
Cost of goods sold		-	8,358	11,981	20,339
Gross profit		-	2,665	2,050	4,715
Depreciation and amortization (in selling, general
and administrative)		(746)	(2,038)	(729)	(3,513)
Impairment of property, plant and equipment		-	(10,339)	-	(10,339)
Loss on disposal of trademarks, property, plant and equipment		-	(342)	-	(342)
Other operating expenses		(9,129)	(4,401)	(2,334)	(15,864)
Loss from operations		$(9,875)	$(14,455)	$(1,013)	$(25,343)

Net loss attributable to NutraCea shareholders		$(9,963)	$(14,347)	$(871)	$(25,181)
Interest expense		(1,243)	-	(458)	(1,701)
Depreciation - (in cost of goods sold)		-	(1,056)	(807)	(1,863)
Purchases of property and equipment		543	456	318	1,317
Property, plant and equipment, end of period		7,126	14,218	13,499	34,843
Assets held for sale, end of period		-	10,642	-	10,642
Goodwill, end of period	(3)	-	-	5,473	5,473
Intangible assets, net, end of period		-	3,880	4,143	8,023

(1)	The SRB segment was formerly referred to as “NutraCea”.
(2)	The Bio-Refining segment was formerly referred to as “Irgovel”.
(3)	All changes in goodwill between December 31, 2009 and September 30, 2010, relate to foreign currency translation.

Index

The following tables present data by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

United States	$2,459	$2,611	$7,253	$9,108
Brazil	4,318	4,932	12,496	13,432
Other international	1,626	717	3,377	2,514
Total revenues	$8,403	$8,260	$23,126	$25,054

	September 30, 2010	December 31, 2009

United States	$11,595	$12,678
Brazil	12,793	13,565
Total property, plant and equipment, net	$24,388	$26,243

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

The following table summarizes the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

Index

		As of September 30, 2010
		Level 1	Level 2	Level 3	Total

Warrant liability	(1)	$-	$-	$1,216	$1,216
Total liabilities at fair value		$-	$-	$1,216	$1,216

		As of December 31, 2009
		Level 1	Level 2	Level 3	Total

Warrant liability	(1)	$-	$-	$1,279	$1,279
Total liabilities at fair value		$-	$-	$1,279	$1,279

(1)
Represents fair value of warrant liability established as a result of adoption of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock).  Fair value of the warrant liabilities was determined using the Lattice Model.

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	September 30, 2010
	Fair Value as of Beginning of Year	Total Realized/ Unrealized Gains (Losses)	Issuance of New Warrants	Net Transfers Into (Out of) Level 3	Fair Value, September 30, 2010	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)
Warrant liability	$1,279	$63	$-	$-	$1,216	$63
Total Level 3 fair value	$1,279	$63	$-	$-	$1,216	$63

	September 30, 2009
	Adoption of ASC 815-40-15 as of Beginning of Year	Total Realized/ Unrealized Gains (Losses)	Record Series D Warrants at Fair Value as of Beginning of Year	Issuance of New Warrants	Net Transfers Into (Out of) Level 3	Fair Value, at September 30, 2009	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)	(1)	(1)
Warrant liability	$3,913	$(3,333)	$1,156	$680	$-	$2,416	$(3,333)
Total Level 3 fair value	$3,913	$(3,333)	$1,156	$680	$-	$2,416	$(3,333)

(1)	Included in warrant liability income (expense) in the consolidated statements of operations.

Index

The following tables summarize the fair values by input hierarchy of items measured at fair value on our consolidated balance sheets on a non-recurring basis (in thousands):

		As of September 30, 2010
		Level 1	Level 2	Level 3	Total

Assets held for sale - property, plant and equipment	(1)	$-	$-	$4,498	$4,498
Total assets at fair value		$-	$-	$4,498	$4,498

		As of December 31, 2009
		Level 1	Level 2	Level 3	Total

Assets held for sale - property, plant and equipment	(2)	$-	$-	$14,551	$14,551
Assets held for sale - trademarks	(3)	-	-	650	650
Lake Charles building	(4)	-	-	1,251	1,251
Total assets at fair value		$-	$-	$16,452	$16,452

(1)	Represents land, building and equipment at our Dillon, Montana facility. The fair value was measured based on third party appraisals, offers from potential buyers and management’s judgment.

(2)
Represents land, building, equipment and construction in progress at our Dillon, Montana and Phoenix, Arizona facilities.  The fair value was measured based on third party appraisals, offers from potential buyers and subsequent sale of the assets, less costs to sell.

(3)	Represents land, building and equipment at our Dillon, Montana facility. The fair value was measured based on third party appraisals, offers from potential buyers and management’s judgment.

(4)	We recorded an impairment of $2.3 million in 2009. The fair value of the building was based on a written offer made to FRM and a third party appraisal.

Note 13. Events in Japan

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

Index

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

For the three months ended September 30, 2010, the Company’s net loss was $3.1 million, or ($.02) per share, compared to $14.6 million or ($.08) per share for the same period of 2009, an improvement of $11.5 million. Excluding the 2009 impairment charges of $10.3 million results in a year over year improvement of $1.2 million or 27.4% The improved results are primarily due to improved gross profit results and significantly reduced selling, general and administrative expenses for the Corporate and SRB segments.

Index

Revenue and Gross Profit

The following table illustrates the contribution by each of our segments:

	Three Months Ended September 30, 2010
	Consolidated	%	SRB	%	Bio-Refining	%	Increase/ (Decrease)
Revenues	$8,403	100	$2,761	100	$5,642	100	143
Cost of goods sold	6,269	75	1,501	54	4,768	85	(209)
Gross profit	$2,134	25	$1,260	46	$874	15	$352

	Three Months Ended September 30, 2009
	Consolidated	%	SRB	%	Bio-Refining	%
Revenues	$8,260	100	$3,045	100	$5,215	100
Cost of goods sold	6,478	78	2,224	73	4,254	82
Gross profit	$1,782	22	$821	27	$961	18

Our consolidated revenues for the three months ended September 30, 2010 of $8.4 million increased $0.1 million from the $8.3 million recorded in the prior year period, a 1.7% increase. Revenues for the SRB segment decreased $0.3 million (9.3%) and the Bio-Refining segment increased by $0.4 million (8.2%). SRB segment revenues were negatively impacted by $0.2 million from the loss of a private label customer related to products we no longer sell. The Bio-Refining segment revenues increased due to increased volumes and a significant increase in crude RBO export sales.

Gross profit in the three months ended September 30, 2010 was $2.1 million (25%) compared to $1.8 million (21%) in 2009, an increase of $0.3 million. The SRB segment experienced significant improvement in margin percentage due to three primary factors: (i) elimination of lower margin private label products we no longer sell in 2010, (ii) no cost of goods sold was incurred in 2010 for the Lake Charles facility that was idled in August 2009 and continues to be offline, and (iii) in the third quarter of 2009, a charge for obsolete inventory was taken for $0.2 million. The Bio-Refining segment was negatively impacted in the first nine months of 2010 by higher plant operating costs associated with maintenance and general improvements along with lower plant utilization.

Operating Expenses

Specific changes in the components of operating expenses are detailed in the following schedule:

Index

	Three Months Ended September 30, 2010
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$1,800	$1,038	$1,004	$3,842
Professional fees	537	24	107	668
Impairment of property, plant and equipment	-	-	-	-
Loss on disposal of trademarks, property, plant and equipment	-	540	-	540
Provision for doubtful accounts receivable and notes receivable	-	36	50	86
Research and development	-	1	-	1
Operating expenses	$2,337	$1,639	$1,161	$5,137

	Three Months Ended September 30, 2009
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$3,007	$965	$1,130	$5,102
Professional fees	376	7	74	457
Impairment of trademarks, property, plant and equipment	-	10,339	-	10,339
Loss on disposal of trademarks, property, plant and equipment	-	(12)	-	(12)
Provision for doubtful accounts receivable and notes receivable	(2)	-	-	(2)
Research and development	-	167	-	167
Operating expenses	$3,381	$11,466	$1,204	$16,051

	Favorable (Unfavorable) Change
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$1,207	$(73)	$126	$1,260
Professional fees	(161)	(17)	(33)	(211)
Impairment of trademarks, property, plant and equipment	-	10,339	-	10,339
Loss on disposal of trademarks, property, plant and equipment	-	(552)	-	(552)
Provision for doubtful accounts receivable and notes receivable	(2)	(36)	(50)	(88)
Research and development	-	166	-	166
Operating expenses	$1,044	$9,827	$43	$10,914

Sales, General and Administrative (“SG&A”) expenses were $3.8 million and $5.1 million in the three months ended September 30, 2010 and 2009, respectively, a decrease of $1.3 million (24.7%). The decline in SG&A expense is attributable to significant cost cutting efforts in the Corporate and SRB segments. In July 2009 and January 2010, a significant reduction in force was implemented across all departments. Corporate segment depreciation (related to leasehold improvements and furniture and fixtures) declined by $0.2 million due to the corporate headquarters move in January 2010. In addition, other SG&A declined by $0.3 million due to rent savings associated with the move. The remaining decline in other SG&A is attributable to a general reduction in corporate spending. The Bio-Refining segment expense was flat when comparing 2010 to 2009.

Research and Development (“R&D”) expenses were $1 thousand and $0.2 million for the three months ended September 30, 2010 and 2009, respectively. R&D activities were significantly curtailed in 2010 due to cash constraints.

In the three month period ended September 30, 2010, there were no impairment charges. In the comparative 2009 period, the SRB segment recorded charges for impairment of two idle plant facilities and one intangible asset. The net carrying value for the idle Phoenix building and equipment was written down by $6.5 million and the idle Lake Charles facility by $2.3 million. Trademarks associated with certain equine products were written down by $1.5 million.

Professional fees were $0.7 million and $0.5 million for the three months ended September 30, 2010 and 2009, respectively, a $0.2 million increase or 46.2%.  Professional fees are expenses associated with consultants, accounting and auditing services, SOX 404 compliance, and outside legal counsel. The increase is primarily due to high legal costs incurred related to litigation matters at Irgovel and fees associated with the sale of the Phoenix building in September 2010.

Index

Operating Income (Expense)

Other expense, net, decreased $0.3 million for the three months ended September 30, 2010 compared to 2009.   The decrease in net expense is due primarily to income created by the change in the value of warrant liabilities. Specific changes to other income and expense are as follows:

	Three Months Ended September 30, 2010
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$(11)	$-	$25	$14
Interest expense	(240)	-	(164)	(404)
Loss on equity method investments	(10)	-	-	(10)
Foreign exchange loss	-	-	-	-
Warrant liability income	250	-	-	250
Other	-	-	31	31
Other (expense)	$(11)	$-	$(108)	$(119)

	Three Months Ended September 30, 2009
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$36	$-	$83	$119
Interest expense	(161)	-	(132)	(293)
Loss on equity method investments	(151)	-	-	(151)
Foreign exchange gain	-	-	62	62
Warrant liability expense	(74)	-	-	(74)
Other	(99)	-	(1)	(100)
Other income (expense)	$(449)	$-	$12	$(437)

	Favorable (Unfavorable) Change
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$(47)	$-	$(58)	$(105)
Interest expense	(79)	-	(32)	(111)
Loss on equity method investments	141	-	-	141
Foreign exchange	-	-	(62)	(62)
Warrant liability income (expense)	324	-	-	324
Other	99	-	32	131
Other income (expense)	$438	$-	$(120)	$318

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

For the nine months ended September 30, 2010, our net loss was $10.9 million, or ($.06) per share, compared to $25.2 million or ($.14) per share, in the same period of 2009, a reduced loss of $14.3 million. Excluding asset impairment charges and reorganization expenses, the same comparison yields a 2010 nine month loss of $9.0 million as compared to a 2009 nine month loss of $14.8 million, an improvement of $5.8 million or 39.1%.

Revenue and Gross Profit

The following table illustrates the gross profit contribution by each of our segments:

Index

	Nine Months Ended September 30, 2010
	Consolidated	%	SRB	%	Bio-Refining	%	Increase/ (Decrease)
Revenues	$23,126	100	$9,298	100	$13,828	100	(1,928)
Cost of goods sold	17,788	77	5,582	60	12,206	88	(2,551)
Gross profit	$5,338	23	$3,716	40	$1,622	12	$623

	Nine Months Ended September 30, 2009
	Consolidated	%	SRB	%	Bio-Refining	%
Revenues	$25,054	100	$11,023	100	$14,031	100
Cost of goods sold	20,339	81	8,358	76	11,981	85
Gross profit	$4,715	19	$2,665	24	$2,050	15

Our consolidated revenues for the nine months ended September 30, 2010 of $23.1 million decreased $1.9 million from the $25.1 million recorded in the same period last year. SRB segment revenues decreased by $1.7 million (15.6%) while the Bio-Refining segment decreased slightly by $0.2 million (1.5%). SRB segment revenues in 2009 were impacted by three factors in 2010: (i) Revenues from animal nutrition products declined by $0.7 million primarily due to the sale of the equine product related assets (primarily trademarks, packaging materials and inventory) in April 2010. As a result of the transaction, we no longer sell higher priced branded equine products and instead supply bulk SRB to the buyer; (ii) the cereal product related sales for the nine months ended September 30, 2010 decreased by $0.1 million due to the March 2010 sale of the cereal product related assets to Kerry Ingredients (Kerry). The loss of cereal revenues beginning in the second quarter of 2010 was offset by an increase in tolling revenues of $0.3 million. Under the tolling arrangement, we continue to produce certain cereal products for Kerry on an order by order basis and (iii) SRB segment revenues were also negatively impacted by $1.4 million from the loss of a private label customer related to products we no longer sell. These decreases in SRB segment revenues were partially offset by increases in human nutrition SRB related products.

Gross profit for the nine months ended September 30, 2010 was $5.3 million (23%) compared to $4.7 million (20%) an increase of $0.6 million compared to the same period last year. For 2010, the SRB segment contributed $3.7 million (40%) to gross profit and the Bio-Refining segment contributed $1.6 million (12%). The SRB segment experienced significant improvement in margin percentage in 2010 due to the phasing out of lower margin private label products in 2009 that we no longer sell. In addition, capacity utilization at the Lake Charles facility in the first six months of 2009 was approximately 11%. The facility was idled in August 2009 and continues to be offline resulting in lower 2010 costs for the SRB segment. In the second and third quarter of 2009, charges for obsolete inventory were taken for $0.5 million as well. The Bio-Refining segment was negatively impacted in the first nine months of 2010 by higher plant operating costs associated with maintenance and general improvements along with lower plant utilization.

Operating Expenses

The changes to components making up operating expenses are detailed in the following schedule:

Index

	Nine Months Ended September 30, 2010
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$5,426	$3,260	$2,782	$11,468
Professional fees	1,191	93	348	1,632
Impairment of property, plant and equipment	-	1,000	-	1,000
Loss on disposal of trademarks, property, plant and equipment	-	943	-	943
Provision for doubtful accounts receivable and notes receivable	-	36	173	209
Research and development	-	123	-	123
Operating expenses	$6,617	$5,455	$3,303	$15,375

	Nine Months Ended September 30, 2009
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$7,806	$5,553	$2,835	$16,194
Professional fees	2,135	45	228	2,408
Impairment of trademarks, property, plant and equipment	-	10,339	-	10,339
Loss on disposal of trademarks, property, plant and equipment	-	342	-	342
Provision for doubtful accounts receivable and notes receivable	(66)	-	-	(66)
Research and development	-	841	-	841
Operating expenses	$9,875	$17,120	$3,063	$30,058

	Favorable (Unfavorable) Change
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$2,380	$2,293	$53	$4,726
Professional fees	944	(48)	(120)	776
Impairment of trademarks, property, plant and equipment	-	9,339	-	9,339
Loss on disposal of trademarks, property, plant and equipment	-	(601)	-	(601)
Provision for doubtful accounts receivable and notes receivable	(66)	(36)	(173)	(275)
Research and development	-	718	-	718
Operating expenses	$3,258	$11,665	$(240)	$14,683

Sales, General and Administrative (SG&A) expenses were $11.5 million and $16.2 million in the nine months ended September 30, 2010 and 2009, respectively, a significant decrease of $4.7 million (29.2%). The decline in SG&A expense is attributable to significant cost cutting efforts in the Corporate and SRB segments. In July 2009 and January 2010, a significant reduction in force was implemented across all departments. Corporate segment depreciation (related to leasehold improvements and furniture and fixtures) declined by $0.6 million due to the corporate headquarters move in January 2010. In addition, other SG&A declined by $0.9 million due to rent savings associated with the move. The remaining decline in other SG&A is attributable to consulting fees no longer being paid to former employees in 2010 and a general reduction in corporate spending. The Bio-Refining segment expense was relatively flat when comparing 2010 to 2009.

Research and Development (“R&D”) expenses were $0.1 million and $0.8 million for the nine months ended September 30, 2010 and 2009, respectively, a decrease of $0.7 million. R&D activities were significantly curtailed in 2010 due to cash constraints and a reduction in scientific staff.

In the comparative 2009 period, the SRB segment recorded charges for impairment of two idle plant facilities and one intangible asset. The net carrying value for the idle Phoenix building and equipment was written down by $6.5 million and the idle Lake Charles facility by $2.3 million. Trademarks associated with certain equine products were also written down by $1.5 million in 2009. In the second quarter of 2010, an additional impairment charge of $1.0 million was recorded related to the idle Phoenix, AZ facility which was held for sale.

Professional fees were $1.6 million and $2.4 million for the nine months ended September 30, 2010 and 2009, respectively, a decrease of $0.8 million, a decrease of 33.2%. Professional fees are expenses associated with consultants, accounting and auditing services, SOX 404 compliance, and outside legal counsel. The decrease is primarily due to payments made to consultants and legal and financial advisors retained in 2009 to assist the Audit Committee with their internal investigation and responses to Securities and Exchange Commission inquiries.

Index

Other Income (Expense)

Other expense, net, increased by $0.5 million for the nine months ended September 30, 2010 compared to 2009. Specific changes to other income and expense components are as follows:

	Nine Months Ended September 30, 2010
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$1	$-	$30	$31
Interest expense	(493)	-	(492)	(985)
Loss on equity method investments	(31)	-	-	(31)
Foreign exchange loss	-	-	-	-
Warrant liability income	63	-	-	63
Other	88	-	143	231
Other income (expense)	$(372)	$-	$(319)	$(691)

	Nine Months Ended September 30, 2009
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$44	$-	$332	$376
Interest expense	(1,243)	-	(458)	(1,701)
Loss on equity method investments	(203)	-	-	(203)
Foreign exchange loss	(72)	-	(19)	(91)
Warrant liability income	1,497	-	-	1,497
Other	(111)	-	5	(106)
Other income (expense)	$(88)	$-	$(140)	$(228)

	Favorable (Unfavorable) Change
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$(43)	$-	$(302)	$(345)
Interest expense	750	-	(34)	716
Loss on equity method investments	172	-	-	172
Foreign exchange	72	-	19	91
Warrant liability income	(1,434)	-	-	(1,434)
Other	199	-	138	337
Other income (expense)	$(284)	$-	$(179)	$(463)

The increased expense is due primarily to significantly lower warrant liability income. This expense was partially offset by a decrease in interest expense of $0.7 million. In the first nine months of 2009, $0.9 million of interest expense associated with Series D Preferred shares was recorded. These Preferred shares were redeemed in August 2009. The resulting interest expense decrease for 2010 was partially offset by higher interest rates on secured bank debt at the Corporate segment.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $1.3 million and $1.0 million as of September 30, 2010 and December 31, 2009, respectively.

At September 30, 2010, we had $1.9 million of restricted cash classified as current assets.  This amount represents restricted cash to cover certain litigation matters under the purchase agreement terms of the acquisition of Irgovel.

Index

Cash used in operating activities was $5.4 million for the nine months ended September 30, 2010, compared to net cash used in operations in the same period of 2009 of $5.5 million.  The cash used in operations for the period ended September 30, 2010 resulted primarily from our net loss of $10.9 million offset by non-cash charges of: (i) $3.5 million for depreciation and amortization, (ii) impairment of property, plant, and equipment of $1.0 million, (iii) loss on disposal of assets of $0.9 million, (iv) share-based compensation of $0.9 million, and (v) deferred tax benefits of $0.7 million.

The changes in our operating assets and liabilities and the associated impact on our net cash used in operations during the period ended September 30, 2010 resulted in cash used of $0.4 million. The use of cash was primarily attributable to a reduction in inventories of $0.3 million, a decrease in other current assets of $0.2 million, and a decrease in accounts payable and accrued expenses of $0.9 million.

Cash provided from investing activities was $9.3 million and $3.1 million for the nine months ended September 30, 2010 and 2009, respectively.  Cash provided in the period ended September 30, 2010 resulted primarily from the sales of property, plant, and equipment, and intangible assets totaling $8.9 million in cash.  This amount included the sale of the cereal business, the sale of the Phoenix building, and the sale of certain trademarks and intellectual property.  We also received $0.9 million on payments from notes receivables.  These amounts were partially offset by $0.4 million for purchases of property, plant, and equipment.

Cash used in financing activities for the nine months ended September 30, 2010 and 2009 was $3.6 million and $2.4 million, respectively.  The results for the period ended September 30, 2010 are attributable to the payoff of the Wells Fargo revolving line of credit of $0.5 million and the reduction of the Wells Fargo term loan of $3.5 million.  These amounts were partially offset by the increase of debt at Irgovel for working capital needs.

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

Not applicable

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report because the material weaknesses identified by management in its 2009 Annual Report on Form 10-K were not remediated.  As of September 30, 2010, management continued to evaluate a plan and process to remediate the material weaknesses.

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

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Parent Company has not been served with any formal notices in regard to this matter so far.  To date, only Irgovel has received formal legal notice. In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration. As part of the Purchase Agreement $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of September 30, 2010 and December 31, 2009, the balance in the escrow account was $1.9 million and is included in restricted cash in the consolidated balance sheets.  There is an offsetting liability in accrued expenses in our condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

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

The case has been settled in its entirety with the settlement to be funded by our directors and officers’ insurance carrier.  On October 1, 2010, the District Court of Arizona issued an order approving the settlement, certifying the class and entering judgment dismissing the matter.  On October 27, 2010, the Bankruptcy Court also entered an order approving the settlement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were issued during the three month period ended September 30, 2010:

On July 7, 2010, the Company issued an option to purchase 250,000 shares of our Common Stock to each non-employee director at a strike price of $0.20 with a ten year expiration date.  These options vest monthly over 24 months.

On September 1, 2010, the Company issued options to a consultant to purchase 150,000 shares of our Common Stock at a strike price of $0.22 with a ten year expiration date in connection with consulting services provided.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached hereto and filed herewith

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.1(1)*	Third Amendment to Employment Agreement with W. John Short dated July 2, 2010.
10.2(1)*	First Amendment to Employment Agreement with Leo Gingras dated July 2, 2010.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Office Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

(1)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on July 8, 2010.