Form 10-K
period 2010-12-31
NUTRACEA
filed 2011-03-31
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to
Commission File Number 0-32565

NutraCea
(Exact name of registrant as specified in its Charter)

California	87-0673375
(State of Incorporation)	(I.R.S. Employer Identification No.)

6720 N. Scottsdale Road, Suite # 390	85253
Scottsdale, AZ
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (602) 522-3000

Securities registered under Section 12(b) of the Exchange Act:
NONE

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).  YES ☐ NO ☒

As of June 30, 2010, the aggregate market value of our common stock held by non-affiliates was $22,754,008.

As of March 15, 2011, there were 195,509,109 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement for its annual meeting of shareholders, which Definitive Proxy Statement will be filed with the Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Index

PART I

ITEM 1. BUSINESS

Significant Events

The filing of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010, June 30, 2010 and September 30, 2010, have been delayed as a result of two primary matters.  The first matter is the restatement of our financial statements for 2006, 2007 and first thee quarters of 2008.  The October 20, 2009, filing of our Annual Report on Form 10-K for the year ended December 31, 2008, concluded our restatement for those periods.  Significant time and resources were devoted to the restatement, which created a delay in required filings for subsequent periods.  The second matter is the voluntary filing for reorganization under Chapter 11 of the United Bankruptcy Code as described below under the heading “Chapter 11 Reorganization”.  We have devoted substantial internal and external resources to bankruptcy related matters.

The Annual Report on Form 10-K for 2009 and the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009, June 30, 2009, and September 30, 2009, were filed in February 2011.  Filing of the 2009 reports had been delayed as a result of the same two matters discussed above.

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

On August 10, 2010, the Parent Company and the Official Unsecured Creditors Committee filed with the Bankruptcy Court an amended plan of reorganization (the Amended Plan) in accordance with the Bankruptcy Code.  The Amended Plan calls for the payment in full of all allowed claims.  Creditors voted overwhelmingly in favor of the Amended Plan and, on October 27, 2010, the Bankruptcy Court entered its order confirming the Amended Plan.  The confirmation order became final on November 10, 2010, and the Amended Plan became effective on November 30, 2010.

In connection with the Chapter 11 Reorganization, we entered into a Senior Secured Super-Priority Debtor-In-Possession Credit and Security Agreement (DIP Credit Agreement), successor loan to the Wells Fargo secured borrowing, which was paid in full as of December 31, 2010.

The liabilities subject to compromise existing at December 31, 2009, became the Parent Company’s payment obligations under the Amended Plan of approximately $7.0 million when the Amended Plan became effective.  As of December 31, 2010, the portion of these obligations remaining unpaid is reflected as pre-petition liabilities in our consolidated balance sheets.  During 2010, $0.6 million of these obligations were paid with proceeds from the sale of the Phoenix, Arizona building.

The Parent Company intends to discharge the obligation to pay these pre-petition liabilities by selling non-core assets, possible equity financing transactions, collecting outstanding receivables, and borrowing on a secured basis.  To secure a portion of these payment obligations, unsecured creditors were granted a lien in all of the Parent Company’s assets.  The lien is administered and may be enforced by a plan agent, who was jointly selected by the Parent Company and the Official Unsecured Creditors Committee.  The plan agent may, among other things, sell specified assets if the payment benchmarks set forth in the Amended Plan are not met (for further information see Note 1 to the consolidated financial statements included herein).

Index

General

NutraCea (“we”, “us”, “our”, or the “Company”), a California corporation, is a food ingredient and health company focused on the procurement, processing and refinement of rice bran and derivative products.  We have proprietary intellectual property that allows us to process and convert rice bran, one of the world’s most underutilized food resources, into a highly nutritious ingredient, stabilized rice bran (SRB) that has applications in various food products.  Our target markets are food manufacturers, nutraceuticals and animal nutrition.  It is also used as a stand-alone product that can be sold through non-related entities with distribution into the market place, both domestically and internationally.  These products include food supplements and nutraceuticals which provide health benefits for humans and animals based on SRB and SRB derivatives.  We believe that SRB products can deliver beneficial physiological effects.  We are continuing to pursue ongoing clinical trials and third party analyses in order to further support the uses for and effectiveness of our products.  In addition, NutraCea has developed a bio-refining approach to processing stabilized rice bran into various value added constituents such as rice bran oil (RBO), defatted rice bran (DRB) and a variety of other valuable derivatives of rice bran.

We have three reportable business segments: (1) Corporate; (2) Stabilized Rice Bran (SRB), which manufactures and distributes SRB in various granulations along with products derived from bran via patented enzyme treatment processes including a fat and protein rich water soluble fraction and a fiber rich insoluble fraction; and (3) Bio-Refining, which separates rice bran into crude rice bran oil and defatted rice bran which are then further processed into a number of valuable food and feed products.  The Corporate segment includes selling, general and administrative expenses, litigation settlements, and other expenses not directly attributable to other segments.  No corporate allocations are made to the other segments.  Interest is not allocated.  For further information on segment results see Note 21 to the consolidated financial statements included herein)

The SRB segment consists of four locations in California and Louisiana that produce SRB.  Not included in these four locations is our Phoenix, Arizona facility, which became operational in February 2009 but was never brought into full production. The Phoenix facility was sold in September 2010.  Our Lake Charles, Louisiana facility has been idle since May 2009.  The SRB segment also includes our Dillon, Montana facility which produces RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction), RiFiber (a fiber rich derivative) and RiBalance (a complete rice bran nutritional package).  The manufacturing facilities included in our SRB segment have specialized processing equipment and techniques for the treatment of rice grain products to cook, convert, isolate, dry and package finished food ingredients used in the formulation of health food and consumer food finished products.  In addition, we have the capability to custom manufacture various grain based products for human food ingredient companies at our Dillon facility.  In 2010, 48.5% of SRB segment revenue was from sales of human food products and 51.5% was from sales of animal feed products.

The Bio-Refining segment consists of our Irgovel operations in Brazil.  Irgovel manufactures RBO and DRB products for both the human and animal food markets in Brazil and internationally.  Irgovel owns the largest rice bran processing facility in South America and is the only Brazilian company to produce edible RBO for human consumption.  In refining RBO to an edible grade several co-products are obtained, including distilled fatty acids, a valuable raw material for the detergent industry.  DRB is compounded with a number of other ingredients to produce complex animal feeds which are packaged and sold under Irgovel brands in the Brazilian market.  For 2010, RBO segment revenue was derived 19.7% from sales of human food products, 46.9% from sales of industrial oils and 33.4% from animal food products.

The combined company is a vertically integrated company combining the manufacturing, product development, and marketing of a variety of products based upon the use of SRB, RBO and DRB formulations and derivatives.  We generated revenues of $31.6 million in 2010 and $33.2 million in 2009.  We reported a net loss of $15.7 million for 2010 and $32.2 million for 2009.  Our net operating loss, or NOL, carryforwards expire for federal tax purposes at various dates from 2011 through 2023, and expire for state tax purposes in 2011 through 2018 (see Note 15 to the consolidated financial statements included herein).

RiceX™ and RiceX Solubles™ are our registered trade names.  TheraFoods®, ProCeuticals®, NutraGlo®, NutraBeauticals®, Mirachol®, Max “E” ®, Max “E” Glo®, StaBran®, RiSolubles® and RiceMucil®, are some of our registered trademarks.  In total, we have twenty-four registered trademarks.  In addition to our trade names and our trademarks, we hold patents to the production of Beta Glucan and a micro nutrient enriched rice bran oil process.  We also hold patents to a method to treat high cholesterol, to a method to treat diabetes and on a process for producing higher value fractions (HVF) from SRB (see Patents and Trademarks section below).

Index

We relocated our headquarters to Phoenix, Arizona in April 2007, replacing the office space previously occupied in El Dorado Hills, California.  We relocated our corporate offices again in December 2009 to our current location at 6720 N. Scottsdale Rd., Scottsdale, AZ 85253.  As of December 31, 2010, we occupy approximately 12,000 square feet of executive office space in Scottsdale, and 28,000 square feet of laboratory, warehouse and production facilities in West Sacramento, California. Additionally, we own a rice bran manufacturing facility in Mermentau, Louisiana and lease another in Lake Charles, Louisiana. We own a second stage (Stage II) production facility in Dillon, Montana.  We sold our Stage II Phoenix, Arizona facility in September 2010.  Two other rice bran manufacturing facilities are co-located within supplier rice mills in Arbuckle and West Sacramento, California.  Our Irgovel subsidiary is comprised of several facilities on approximately 20 acres in Pelotas, Brazil.  These facilities include a plant for extraction of RBO from rice bran, RBO refining processes, compounded animal feed manufacturing, consumer RBO bottling, distilled fatty acid manufacture and support systems including steam generation, maintenance, administrative offices and quality assurance laboratory.

History

We originally incorporated on March 18, 1998, in California as Alliance Consumer International, Inc.  We conduct the business previously carried on by NutraStar Technologies Incorporated (NTI), a Nevada corporation that was formed and started doing business in February 2000 and is now our wholly-owned subsidiary.  On December 14, 2001, the corporation effected a reorganization with the inactive publicly-held company, Alliance Consumer International, Inc., and the name was changed to NutraStar Incorporated.  As a result of the reorganization, NTI became a wholly owned subsidiary of NutraStar Incorporated and NutraStar Incorporated assumed the business of NTI.

In April 2000, NutraStar formed NutraGlo Incorporated (NutraGlo), a Nevada corporation, which was owned 80% by NutaStar Incorporated and 20% by NaturalGlo Investors L.P.  During 2001, NutraGlo started marketing, manufacturing and distributing one of our products to the equine market.  In 2002, we issued shares of our common stock to NaturalGlo Investors L.P. in exchange for the remaining 20% of the common stock of NutraGlo.  As a result, NutraGlo is now a wholly-owned subsidiary of NutraStar Incorporated.

In October 2003, NutraStar Incorporated changed its name to “NutraCea” and the common stock began trading on the OTCBB.  Our common stock stopped trading on the OTCBB in May 2009 and is currently trading in the over-the-counter “pink sheets” under the symbol “NTRZ.”

In October 2005, we acquired The RiceX Company (RiceX) in a merger transaction with RiceX surviving the merger as our wholly-owned subsidiary.  In the merger, the shareholders of RiceX received shares of our common stock in exchange for 100% of the shares of RiceX common stock.  Our acquisition of RiceX provided us with our first SRB manufacturing plant in West Sacramento, California, and our first Stage II facility in Dillon, Montana.

In April 2007, we acquired 100% ownership of Grainnovations, Inc., a privately held company in Freeport, Texas, which manufactures SRB pellets for equine customers and other SRB products.  In May 2009, we closed this leased facility and sold the related equipment.

In June 2007, we formed Grain Enhancement, LLC, a joint venture to produce and distribute SRB products in Southeast Asia.  We have a 47.5% ownership interest in Grain Enhancement.

In December 2007, we formed Rice Rx, LLC, and Rice Science, LLC, in which we held a 50%, and 80% interest, respectively, at December 31, 2010.  We formed Rice Rx, LLC and Rice Science, LLC with a minority partner, to develop, acquire, and commercialize certain SRB isolates.  Effective in March 2011, Rice Rx LLC and Rice Science, LLC became our wholly-owned subsidiaries.

In February 2008, we acquired Irgovel, our rice bran oil processing plant in Pelotas, Brazil.  In January 2011, we sold approximately 35.6% of our ownership of Nutra SA LLC, the 100% owner of Irgovel, to AF Bran Holdings-NL LLC and AF Bran Holding LLC (see Note 5 to the consolidated financial statements included herein).

In March and June 2008, we acquired a total of 51% interest in PT Panganmus Inti Nusantara (PIN), an Indonesian company in order to build a wheat mill incorporating our wheat stabilization technology.  PIN owns land and permits necessary for the construction of such a facility in Kuala Tnajung, Medan, and North Sumatra, Indonesia.  On July 23, 2009, we sold our entire interest in PIN.

Index

Products

The NutraCea Process stabilizes rice bran, which is the portion of the rice kernel that lays beneath the hull and envelopes the endosperm (white rice).  The NutraCea Process is an adaptation and refinement of standard food processing technology applied to the stabilization of rice bran.  Rice bran contains a significant portion of the nutritional value of rice.  However, without stabilization, the nutritional value of rice bran is lost shortly after the milling process.  This is due to the lipase-induced rancidity caused by the rice milling process.  Consequently, this rich nutrient resource is sold as low value animal feed.  The NutraCea Process deactivates the lipase enzyme and stabilizes the rice bran giving it a shelf life of a minimum of one year.  Other competing processes have the ability to inactivate lipases to various degrees and therefore provide stability for a limited amount of time.  However, unlike these other competing processes, the NutraCea Process thoroughly inactivates these enzymes leading to extended shelf stability while preserving the large array of antioxidants and other nutrients found in rice bran.

In addition, NutraCea has developed a bio-refining methodology for sequentially extracting valuable food and nutraceutical components from SRB.  This begins with the separation of RBO and DRB.  Subsequent processing and compounding yields a variety of valuable food and feed ingredients.

The NutraCea Processes have enabled us to develop a variety of nutritional food products, including our primary products:  NutraCea® stabilized rice bran, rice bran oil and defatted rice bran.  Our customers include consumer nutrition and healthcare companies, domestic and international food companies, and companion animal feed manufacturers.

We produce stabilized, nutrient-rich rice bran, rice bran oil and defatted rice bran and derivatives that are used in a wide variety of new products.  These include:

NutraCea SRB
Stable whole rice bran and germ.  This is our basic SRB product that is both a food supplement and an ingredient for cereals, baked goods, meat extenders, companion animal feed, health bars, etc.  It is also the base material for producing NutraCea Solubles, oils and NutraCea Fiber Complex.

NutraCea SRB Fine	This is the same product as the NutraCea SRB, except that it has been ground to a particle size that will pass 80% through a 35 mesh screen. It is used primarily in baking and pasta applications.

NutraCea SRB Extra Fine	This is the same product as the NutraCea SRB, except that it has been ground to a particle size that will pass 80% through a 65 mesh screen. It is used primarily in baking and pasta applications.

NutraCea RiBalance	An enzyme modified NutraCea SRB that is more functional in baking and mixed health drink applications. This product contains all of the nutrient-rich components of NutraCea SRB.

NutraCea RiSolubles
A highly concentrated water dispersible carbohydrate and lipid rich fraction component of NutraCea SRB.  This product contains only a small amount of fiber and is a concentrated form of the vitamins and nutrients found in NutraCea SRB.

NutraCea Fiber Complex (RiFiber)
Nutrient-rich insoluble fiber source with associated nutrients.  This product, designed for use by the baking and health food markets, is the remaining ingredient when NutraCea SRB is processed to form NutraCea RiSolubles.

NutraCea Baby Cereal
A comprehensive line of signature branded and private label baby cereals, marketed both to domestic and international customers.  We sold our cereal product producing equipment and building in March 2010 and September 2010, respectively.  Therefore, we no longer sell this product.

In addition to the above, rice bran can be further processed into edible grade vegetable oils and defatted rice bran.

NutraCea Rice Bran Oil
Nutrient-rich oil made from NutraCea SRB.  This oil has high smoke and flash points which provides a very long fry life, is not readily absorbed into food, is naturally trans fat free, and provides excellent nutritional qualities.  It is sold into consumer, food services, and industrial segments.

NutraCea Defatted Bran (DRB)
Low fat bran that does not contain rice bran oil.  This is a product designed for use by the baking industry for its high fiber nutritional benefits which include a balanced amino acid profile, high fiber content, and high mineral content.  DRB is also sold as a primary ingredient for animal feed formulations.

Compounded Animal Feeds
DRB is combined with a variety of other ingredients to create high value compounded animal feeds with various formulations aimed at specific animals such as horses, beef cattle, dairy cows, pigs and sheep.

Higher Value Fractions
Nutraceutical-like compounds naturally occurring in NutraCea SRB and RBO that provide specific health benefits.  Tocopherols, tocotrienols, gamma oryzanol, lecithin, and phytosterols are some of the antioxidant-rich fractions that are found in rice bran and are enhanced by stabilization.  Gamma oryzanol has a variety of uses as a nutraceutical and is unique to rice bran in terms of the quantity available.  Distilled fatty acids are a co-product of edible oil processing that are sold to the detergent industry.

Index

Industry Background

By definition, nutraceuticals are products from natural sources that have biologically therapeutic effects in humans and animals.  These compounds include vitamins, antioxidants, polyphenols, phytosterols, oryzanols, as well as macro and trace minerals.  The NutraCea Process provides SRB and RBO that are good sources for some of these compounds, including tocotrienols, a highly potent antioxidant form of vitamin E, and gamma-oryzanol, which is found in significant amounts in rice bran.  Among other things, these compounds act as potent antioxidants.  SRB and its derivatives also contain high levels of B-complex vitamins and beta-carotene, a vitamin A precursor.  SRB also contains high levels of carotenoids and phytosterols, a balanced amino acid profile and soluble and insoluble fiber which promote colon health.  See section “Benefits of NutraCea Stabilized Bran” for additional information.

As the market becomes more aware of the value of our ingredients and proprietary formulations we believe demand for our products will increase materially.  Since SRB is a safe food product, we believe that its beneficial effects can be obtained with no known deleterious side effects, such as those that may be present in pharmaceuticals.  Many physicians have taken an interest in our nutraceutical products as a means of offering alternative or complementary approaches for treating serious healthcare problems.  If further clinical trials support the beneficial effects of our nutraceutical and medical foods products and if the medical community widely endorses such use of our products, we believe that our products, in certain situations, may be used as a nutritional therapy either prior to or as a complement to traditional pharmaceutical therapies for the treatment of a variety of ailments including diabetes and coronary heart disease.  We continue to further explore the pharmaceutical potential of the thousands of compounds found within rice bran.

Rice bran oil (RBO) is a vegetable oil that falls into two primary areas of use.  In crude form, it has multiple industrial applications.  Refined further to human edible grade level, RBO becomes a high quality cooking oil and food ingredient that has been used for many years.  The RBO extraction process utilized at our Brazilian facility uses a solvent extraction process to separate the oil from the raw bran resulting in crude RBO and DRB.  Additional refinement can involve degumming, neutralization, bleaching, de-waxing and deodorizing.  This bio-refining process results in numerous other marketable products in addition to the actual oil.  DRB is compounded with other ingredients to produce value added packaged animal feeds.

The Importance of Rice

Rice is the staple food for approximately 70% of the world’s population, and is the staple food source for several of the world’s most populous countries.  Asia accounts for roughly 90% of the global rice production, with its primary producer being China.  China is the world’s number one rice producer, outputting some approximately 190 million metric tons of paddy rice annually.  Globally, the United States ranks about 12th in production of rice at about approximately 9 million metric tons annually.  World rice production constitutes more than one quarter of all cereal grains produced worldwide.  The United States accounts for less than 2% of the world’s rice production.  The vast majority of world rice tonnage (approximately 90%) is produced in 13 countries with aggregate populations of 3.2 billion people (according to the USA Rice Federation, Rice Notes).  Approximately 75% of all rice production occurs in China, India, South East Asia, Africa and South America.  Combined, these regions have a population of 2.3 billion people (nearly 50% of the world’s population), and an average per capita gross domestic product of $2,000 (less than one tenth of the U.S. average).

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

Rice Processing and Rice Bran Stabilization

When harvested from the field, individual rice kernels are temporarily stored in common receiving locations such as farm silos for future delivery to grain dryers or area rice mills.  At this stage, large quantities of individual rice kernels are collectively called “paddy rice”, or “rough” rice.  In this form, the rice kernel is fully enveloped by the rice hull, which serves as a protective cover, shielding the inner rice kernel from damage.

Index

After storage and drying if necessary, paddy rice is cleaned of foreign material (scalping, de-stoning and aspiration) just before it enters the first stage of milling, or paddy husking  In the paddy husker, the hull is removed from rough rice by differential speed rubber rollers.  Loosened hulls are carried off by aspiration.  After husking, a paddy separator uses a reciprocating motion to separate normal brown rice kernels (caryopsis) from unhusked kernels which are returned to the paddy husker.

In the second stage of milling, the outer brown layers of bran are removed from the inner white starch endosperm by an abrasive or frictional milling process which produces a milled, white rice kernel.  After milling, white rice is typically sorted by size to remove broken pieces of rice kernels from whole kernels, as well as color sorting to remove discolored kernels.  Additional stages may be required (per customer specifications) to polish the white rice to a smooth surface.

Raw rice bran collected from the milling process is composed of rice germ and several sub-layers (pericarp, testa, nucellus and aeurone) surrounding the white starchy endosperm.  Commercial rice bran makes up approximately 10% by weight of rough rice.  Rice germ, an especially nutrient rich material, makes up approximately 10% by weight of commercial rice bran.

As brown rice is milled into white rice, the oils present in raw rice bran come into intimate contact with native lipase enzymes that are naturally present in the rice kernel.  These lipase enzymes initiate a rapid hydrolysis of the oil, converting oils (triglycerides) into monoglycerides, diglycerides and free fatty acids (FFA).  As the FFA content builds in raw rice bran, the bran becomes unpalatable and off flavors (rancidity) begin to develop.  If left unchecked, enzymatic degradation at normal room temperatures can increase the FFA levels to 5-8% within 24 hours and can continue at a rate of approximately 4-5% per day thereafter.  Enzymatic degradation is the most serious form of degradation of raw rice bran.  Rice bran stabilization (Stabilization) is the process of carefully deactivating native enzymes, which prevents the increase of FFA due to enzymatic activity.  Stabilization is critical in the preservation of an important nutrient source that is largely wasted today.

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

NutraCea stabilizers are designed to be installed on the premises of any conventional rice mill so that pneumatic conveyor systems can immediately carry the freshly milled, raw rice bran to the NutraCea stabilizer.  Process logic controllers maintain exact process conditions within the prescribed pressure/temperature regime.  In case of power failure or interruption of the flow of fresh bran into the system, the electronic control system is designed to purge the equipment of materials in process and resume production only after proper operating conditions are re-established.

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

Additional patented NutraCea processes involve enzyme treatment of SRB to effect separation of a lipid and carbohydrate rich water soluble fraction and a fiber and protein rich water insoluble fraction.  In this process SRB, in an aqueous slurry, is treated with amylase enzyme, centrifugally separated and the two fractions dried on drum driers.

The Bio-Refining Process

In the bio-refining process raw bran is obtained from a number of rice mills and transported to a facility within which it is first stabilized via extrusion and then solvent extracted to produce crude RBO and DRB.  Crude RBO is subsequently processed in a number of steps designed to sequentially remove non-oil constituents.  The final outcome of these steps is a highly refined, edible RBO that has superior flavor and functional properties.  In addition, the various co-products of crude RBO processing, distilled fatty acids for example, are refined and sold as products in their own right.  DRB is finely ground and packaged for use as a versatile food ingredient in many applications.  DRB may also be compounded with other ingredients such as a vegetable proteins, carbohydrates, vitamin premixes and minerals to produce an array of nutritionally targeted animal feeds for various species.  The bio-refining process is being continuously researched as we examine the technical and commercial feasibility of producing additional products derived from both RBO and DRB.

Index

Benefits of NutraCea SRB, DRB and Rice Bran Oil

Stabilized Rice Bran (SRB) is a rich source of protein, oil, vitamins, antioxidants, dietary fiber and other nutrients.  The approximate composition and caloric content of NutraCea SRB is as follows:

Fat	18-23%
Protein	12-16%
Total Dietary Fiber	20-30%
Soluble Fiber	2-6%
Moisture	4-8%
Ash	6-14%
Calories	3.2 kcal/gram

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

Defatted Rice Bran (DRB) contains many of the same nutritional and functional benefits as SRB, except that the oil has been removed.  This is important for several ingredient applications where SRB’s oil content could present food formulation challenges.  By removing oil from SRB, nutritionists have greater options to formulate DRB into breakfast bars, calorie reduced foods, low fat baking applications and batter and breadings for frying applications.  Additionally, DRB is ideally suited for downstream enzymatic processing, transforming DRB into an ideal feedstock for protein concentrates and fiber concentrates.

Rice bran oil (RBO) as extracted from stabilized rice bran can be utilized in a variety of edible and industrial oil applications.  With proper processing, RBO becomes a high quality cooking oil possessing beneficial high temperature frying characteristics.  RBO has a unique fatty acid content that imparts improved oxidative stability as compared to other vegetable oils such as soy or cottonseed giving it advantages when used in food applications.  The RBO extraction process utilized at our Brazilian facility uses a conventional solvent extraction process to separate oil from raw bran, resulting in crude RBO available for sale to industrial markets or other processors.  Additional refining processes done in Brazil can involve degumming, neutralization, bleaching, de-waxing and deodorizing.  A bio-refining process approach results in numerous marketable co-products in addition to the actual end product.

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

We have been assigned eight U.S. patents relating to the production or use of nutraceutical HVF products (see Patents and Trademarks section below).

Business Strategy

Our goal is to become a significant global producer and marketer of SRB, DRB, RBO and their derivatives.  We produce these products in manufacturing facilities we own or through other arrangements (see Supply and Manufacturing section below).  We intend to vigorously protect our process and products through both trade secret protection and through patent and trademark protection (see Patents and Trademarks section below).

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

Sales and Marketing

As of December 31, 2010, we have a senior vice-president of sales and marketing and five domestic sales representatives.  In addition, we have one equine marketing representative in Europe and specialized meat and poultry consultants in the U.S. and Europe.  These specialized consultants assist in meat and poultry application research and development and potential qualified customer introductions.  We will continue to develop breadth and depth of relationships in efforts to increase sales volume.

Index

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

During 2010, approximately 19.8% of revenues from the SRB segment were to regions outside of the United States while approximately 16.4% of our Bio-Refining segment revenues were to regions outside of Brazil.

Functional Food Ingredients

The global functional food market may be as much as $60 billion, depending on how this market is defined, and we believe that it represents a significant opportunity for us.  Premium ingredient manufacturers are in high demand and we are strategically positioned to take advantage of this growing and sustainable market opportunity.  Our proprietary technology and product patents represent extremely valuable assets for achieving strategic leverage in this industry segment.

NutraCea SRB, DRB and derivatives are economical, all natural food products that contain a unique combination of oil, protein, carbohydrates, vitamins, minerals, fibers, and antioxidants that enhance the nutritional value of popular consumer products.  Foods that are ideally suited for the addition of NutraCea SRB and DRB to their products include processed meats, cereals, baked goods, breadings, and batters.  Our DRB inclusion in breadings and batters results in a reduction in oil uptake, higher moisture retention, improved nutritional profiles, and reduced costs.

In 2008, we received USDA/FSIS approval to provide SRB and DRB as enhancers into meat products such as meat and poultry sausages that contain binders, nugget-shaped patties, meatballs, meatloaf, and meat and poultry patties.  Our products replace functional ingredients like soy protein isolate, soy protein concentrate, modified food starch, pea protein and mustard flour at a fraction of the costs.  With strong application benefits such as reduced cost per unit, increased product yield, and reduced purge, our SRB has a strong marketing position in the US meat market and an even stronger position outside the US where non-meat ingredients make up a larger percentage of meat products.

Nutraceuticals

Nutraceuticals are plant-derived substances with pharmaceutical-like properties, including vitamins and dietary supplements.  Our products can be used to provide certain specific nutrients or food components (including antioxidants, oryzanols, Vitamin E, Vitamin B, and fiber) and general nutritional supplementation.  Our ingredient products are primarily sold to consumer nutrition and healthcare companies, national nutritional retailers, and multi-level personal product marketers.

Animal Nutrition

Our SRB and DRB are marketed as feed ingredients in the U.S. and international animal nutrition markets.  Our SRB and DRB are used as equine feed ingredients and have proven to provide a safe, all natural energy source which assists in lowering glycemic response, improving stamina through being a ready available low starch energy component, and improving overall coat bloom through its essential fatty acid and amino acid profiles.  Show and performance horses represent the premium end of the equine market and represent a more than $100 million annual market share opportunity.

We also blend DRB with other ingredients to produce a variety of feed formulations targeted to certain animal species such as horses, beef cattle, dairy cows, pigs and sheep.

Rice Bran Oil Processing Derivatives

SRB contains approximately 15-20% oil.  Through a solvent extraction process, the oil is removed from bran resulting in crude RBO and defatted rice bran (DRB).  Crude RBO is further refined to a finished grade edible oil that is primarily sold as a high end vegetable oil for cooking, as well as a human food ingredient for various products.  Virtually every refining step produces valuable co-products that are of great interest to industrial customers.  One of the more important co-products is known as distilled fatty acids which are being sold to several industrial customers.  In addition, we plan to dry wet gums to produce food grade lecithin, which will be unique in that it is genetically modified organism (GMO) free and non soybean based.  We continue to expand our marketing of RBO both domestically in Brazil and globally.  We estimate that the global market for vegetable oils is approximately 160 million tons annually and will continue to grow as the world’s underdeveloped society’s move towards westernized eating habits and populations increase in general.

Index

Private Label

Through March 2010, we manufactured and marketed private label baby cereal to retail in the US and abroad.  We entered into the private label baby cereal market to utilize excess capacity at our Dillon, MT facility.  In March 2010, we sold the cereal business to a major competitor.  In addition, we sold the cereal production equipment located in our idle Phoenix, AZ facility to this same buyer.  These sales were completed during our Chapter 11 Reorganization with proceeds used to reduce bank debt and fund our ongoing business operations.  We continue to manufacture baby cereal in our Dillon, MT facility for the buyer of our cereal business assets under a tolling agreement.  Our decision to exit the baby cereal business was a strategic move away from a non-core business.  As a term of the sale, we are prohibited from re-entering the baby cereal segment or assisting others in doing the same.

Domestic Initiatives

Our main domestic initiative for 2010 was to focus on the sale of non-core assets as part of our Chapter 11 Reorganization.  Those sale efforts included the marketing of: (1) the cereal business and the related equipment located in the Phoenix building, (2) the animal nutrition equine brands and related inventories and (3) the Phoenix building.  These non-core assets were sold in 2010.  In addition, we relocated our corporate headquarters effective January 1, 2010, and initiated a reduction in the corporate office workforce to materially reduce our overhead expenses.

International Initiatives

Due to our focus on domestic issues associated with changes in our senior management group during 2009 and 2010 and the bankruptcy filing, we did not devote substantial resources to international sales and marketing.  However, in spite of domestic distractions, we continued ongoing discussions with possible international customers and have pursued new distributor relationships.

We continue to look at ways to improve profitability at Irgovel and have increased export crude rice bran oil sales to Japan.  We believe that international sales will provide a higher price than the current local markets and will also be a natural hedge against currency fluctuations.

Customers

One customer accounted for 9.7% of our 2010 revenues and 14.7% of our 2009 revenues.  As of December 31, 2010, one customer accounted for 36.1% of our accounts receivable.  At December 31, 2009, another customer accounted for 14.1% of our accounts receivable.

Although the loss of a customer could have a material adverse effect on our revenues and results of operations, we continue to diversify our customer base in an attempt to mitigate the concentration of customers.  Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable and notes receivable.  We perform ongoing credit evaluations on our customers’ financial condition and generally do not require collateral.

Supply and Manufacturing

Initial production of SRB

In the U.S. we purchase raw rice bran from four suppliers.  These include Farmers’ Rice Cooperative in Sacramento, California, ADM Rice in Arbuckle, California, Louisiana Rice Mill in Mermentau, Louisiana and Farmers’ Rice Milling in Lake Charles, Louisiana.  Pursuant to our agreements, our stabilization machinery is physically located within or adjacent to the rice processing plants and the rice bran is directly transferred to our machinery for stabilization without the need for shipping.  The relationship with the rice mills are symbiotic, as the rice manufacturer searches for raw rice bran marketing channels while we have ready access to raw bran.  We believe suitable alternative supply arrangements are readily available if needed.

Stage II Production of SRB

Based on product demand, we ship SRB from our warehouse in California to our plant in Dillon, Montana for further processing into NutraCea RiSolubles, NutraCea RiBalance and NutraCea RiFiber.  Since the end of 2005, we installed additional equipment at the Dillon, Montana facility which increased our production of NutraCea RiSolubles and NutraCea RiFiber by more than 150%, to a capacity of 5,000 tons per year.

Every food product that we manufacture is produced under published FDA and USDA regulations for “Good Manufacturing Practices.”  We have extensive processes and programs to oversee product quality.  Product samples for each product code are frequently analyzed for adherence to a predetermined set of product microbiological and attribute specifications and each lot is released only when it demonstrates its compliance with specifications.

Index

Production of RBO and DRB

In Brazil, we purchase raw rice bran from a number or rice mills located short distances from our processing facility in Pelotas.  Timing of delivery for raw bran to a bio-refinery is not as stringent as for a SRB process although we make every effort to process bran as soon after milling as possible to maintain the quality of our crude RBO.  We currently process a relatively small percentage of the bran available to us in Brazil and contiguous rice growing regions of Uruguay and Argentina.

Results of Trials and Scientific Research

The beneficial attributes of SRB, including the RiSolubles® and RiFiber® Nutritional Supplements, have been studied and reported by several laboratories, including Medallion Laboratories, Craft’s Technologies, Inc., Southern Testing & Research Laboratories, and Ralston Analytical Laboratories.  We have no affiliation with any of the laboratories that performed these studies but did pay for certain portions of these studies.  These analyses have verified the presence of antioxidants, polyphenols, and phytosterols, as well as beneficial macro and trace minerals, in our SRB products.  Antioxidants are compounds which scavenge or neutralize damaging compounds called free radicals.  Polyphenols are organic compounds which potentially act as direct antioxidants.  Phytosterols are plant-derived sterol molecules that help improve immune response to fight certain diseases.

A 57-subject clinical trial conducted by Advanced Medical Research, with our funding, suggested that consumption of our RiSolubles® and RiceMucil® Nutritional Supplements may lower blood glucose levels of type 1 and type 2 diabetes mellitus patients and may be beneficial in reducing high blood cholesterol and high blood lipid levels.  If warranted, we may develop products which address the use of SRB products as medical foods for, and to potentially make health benefit claims relating to, the effects of dietary rice bran on diabetes and cardiovascular disease.

Through several consulting physicians, we have relationships with several medical institutions and practicing physicians who may continue to conduct clinical trials and beta work for our products.  Some of these previous clinical trials are reviewed in an article published in the March 2002 issue of the Journal of Nutritional Biochemistry.  The trials produced positive results by showing that the levels of blood lipids and glycosylated hemoglobin were reduced.  Subsequently, three domestic and six international patents were issued to us on the strength of these clinical trials.

The W.F. Young Company, distributors of Absorbine® Equine Pain Relief Products, sponsored a 50-horse equine clinical trial, which demonstrated our Absorbine Flex+® Equine Products to be effective products for treating joint degeneration as well as inflammation in horses.

We have an on-going immune system response study for HIV patients at the Haddassah Medical University in Israel.  This study was initiated due to mounting anecdotal evidence obtained from our humanitarian efforts in Africa that RiSolubles seems to boost energy levels in HIV infected individuals, also helping them gain weight and regain relatively normal lifestyles.  We caution that no causal relationship has yet been proven and that RiSolubles does not reverse infection by HIV.  The study, with a medically reviewed, statistically validated protocol, is intended to provide a definitive answer.  Due to the Chapter 11 Reorganization, we have been unable to access the results of this study.  We are uncertain at this time of its completeness or value going forward.

In December 2007, we formed Rice Science, LLC (RS), a Delaware limited liability company, with Herbal Science Singapore PTe. Ltd. (HS) to develop nutraceutical extracts and pharmaceutical chemistries from our SRB.  HS utilizes sophisticated methodologies in the identification and isolation of specific biologically active compounds that have been tested for effectiveness against specific disease conditions.  Thus far, it is apparent that SRB contains a large number of novel, potentially active compounds that will be the target of HS’s methodologies.  Our partnership with HS has ended and effective in March 2011, RS is our wholly owned subsidiary.  We are hopeful that the research already performed will result in biologically active SRB extracts for use in the nutraceutical industry as well as specific identified compounds targeting the pharmaceutical industry.

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

RS has also conducted preliminary work on extracts of SRB for treatment of diabetes and metabolic syndrome.  This is a promising area of research which will be focused on in 2011 and beyond.

Index

Late in 2007, the Cancer Biomarkers Group in the Department of Cancer Studies and Molecular Medicine, University of Leicester in Leicester, UK published a research paper evaluating the effect of our SRB in ApcMin mice (British Journal of Cancer (2007) 96, 248-254).  The mice were genetically modified to serve as models for mammary, prostate and intestinal carcinogenesis.  They reported that consumption of SRB (30% in the diet) reduced the numbers of intestinal adenomas in these mice by 51% compared to the same mice on a control diet.  The results suggest that SRB might be further evaluated as a chemo-preventative intervention in humans.  These results led to us filing a patent application on “Methods for Treatment of Intestinal Carcinogenesis with Rice Bran”.  A new clinical trial utilizing NutraCea Fiber Complex has been initiated at the University of Leicester to further characterize the effectiveness of this rice bran derivative as a chemo-preventative intervention against intestinal cancer in humans.  The study was completed in 2009.

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

We currently have several additional patent applications filed and pending formal review, and we intend to apply for additional patents in the future as new products, treatments and uses are developed.

In addition to the previously identified issued patents we have been issued nine additional International patents covering this subject area.

1.	Patent number 71377 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA” which issued by Singapore March 28, 2002.

2.	Patent number 751704 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA” which issued by Australia December 5, 2002.

3.	Patent number 503648 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA” which issued by New Zealand February 3, 2003.

4.	Patent number 98810675.2 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA” which issued by Canada July 16, 2003.

5.	Patent number 15162B1 “PROCESS FOR OBTAINING MICRONUTRIENT ENRICHED RICE BRAN OIL” which issued by Argentina October 22, 2004.

6.	Patent number 232655 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA” which issued by Mexico December 6, 2003.

7.	Patent number 583211 “A METHOD FOR TREATING DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA” which issued by Korea May 18, 2006.

Index

8.	Patent number 2002315558 “METHODS FOR TREATING JOINT INFLAMMATION, PAIN AND LOSS OF MOBILITY” which issued by Australia October 18, 2007.

9.	Patent number 221444 “DIABETIC FOOD KIT COMPRISING ENZYME TREATED STABILIZED RICE BRAN DERIVATIVE” which issued by India June 23, 2008.

In 2008, we filed another 11 provisional patent applications of which four have been submitted as formal patent filings.  We intend to apply for additional patents in the future as new products, applications and data become available.

The NutraCea Process is an adaptation and refinement of standard food processing technology applied to the stabilization of rice bran.  We have chosen to treat the NutraCea Process as a trade secret and not to pursue process or process equipment patents on the original processes.  However, process improvements will be reviewed for future patent protection.  We believe that the unique products, and their biological effects, resulting from our SRB are patentable.

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

Government Regulation

The Federal Food, Drug, and Cosmetic Act (FFDCA), the U.S. Food and Drug Administration, (FDA) and U.S. Department of Agriculture regulations govern the marketing of our products.

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

Index

The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements, including the power to seize adulterated or misbranded products or unapproved new drugs, to request product recall, to enjoin further manufacture or sale of a product, to issue warning letters, and to institute criminal proceedings.  In the future, we may be subject to additional laws or regulations administered by the FDA or other regulatory authorities, the repeal of laws or regulations that we might consider favorable or more stringent interpretations of current laws or regulations.  We are not able to predict the nature of such future laws or regulations, nor can we predict the effect of such laws or regulations on our operations.  We may be required to reformulate certain of our products, recall or withdraw those products that cannot be reformulated, keep additional records, or undertake expanded scientific substantiation.  Any or all of such requirements could have a material adverse effect on our business and financial condition.

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

The U.S. Department of Agriculture retains jurisdiction over meat products.  Therefore, use of SRB and DRB as meat enhancers are regulated by this agency.  Both SRB and DRB have USDA approval for use in meat products.

In addition to the foregoing, our operations will be subject to federal, state, and local government laws and regulations, including those relating to zoning, workplace safety, and accommodations for the disabled, and our relationship with our employees are subject to regulations, including minimum wage requirements, anti-discrimination laws, overtime and working conditions, and citizenship requirements.

We believe that we are in substantial compliance with all material governmental laws and regulations.

Competition

Although we believe that we are the only company to produce stabilized all natural rice bran with a shelf life of over one year, we compete with other companies attempting to stabilize rice bran, as well as companies producing other food ingredients and nutritional supplements.  We believe that our only significant competitors currently for rice bran products for feed applications are Producer’s Rice Mill, Stuttgart, Arkansas and Harvest Rice Milling, McGehee, Arakansas.  We are also aware of one small scale producer of food ingredient SRB in Italy, Riso Scotti.  We believe that our major nutritional supplement competitors include producers of isolated soy protein, wheat bran and oat bran, particularly in the functional food ingredients market segment.

We compete with other companies that offer products incorporating SRB as well as companies that offer other food ingredients and nutritional supplements.  We also face competition from companies providing products that use oat bran and wheat bran as nutritional supplements as well as for health and beauty aids.  Many consumers may consider such products to be a replacement for the products we manufacture and distribute.  Many of our competitors have greater marketing, research, and capital resources than we do, and may be able to offer their products at lower costs because of their greater purchasing power or the lower cost of oat and wheat bran ingredients.  There are no assurances that our products will be able to compete successfully.

With the purchase of Irgovel in 2008, we now compete in the world's edible oil market.  Our competition for exports of rice bran oil resides primarily in Southeast Asia.  There are several small scale producers of crude RBO in that region although few produce an edible grade oil.  There are also a number of crude RBO producers in India but most of these produce inferior grade oil destined for soap manufacture.

Research and Development Expenditures

During 2010 and 2009, we spent $0.1 million and $0.9 million on product research and development.  Beginning in 2009, we curtailed research and development activity in an effort to conserve cash during the year.  We expect to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications based on future cash availability.

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

Index

Employees

As of December 31, 2010, the SRB segment had 57 domestic employees and the Bio-Refining segment had 230 employees based in Brazil.  Our employee count may change periodically.  From year to year we experience normal variable labor fluctuation at our production facilities.  We believe relations with our employees are good.  None of our employees are covered by collective bargaining agreements.

Securities and Exchange Commission Reports

We maintain an Internet website at the following address: www.nutracea.com.  We make available on or through our Internet website certain reports and amendments to those reports that we file with the Securities and Exchange Commission (SEC) in accordance with the Securities Exchange Act of 1934 (Exchange Act).  These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K.  We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.  The contents of our website are not incorporated by reference in this report on Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934.  The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330.  Reports filed with the SEC are also made available on the SEC website (www.sec.gov).

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

As a result of the implementation of the Amended Plan and the transactions contemplated thereby, our financial condition and results of operations may not be comparable to the financial condition or results of operations reflected in our historical financial statements.

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

Our net cash used in operating activities was approximately $7.3 million and $8.8 million in 2010 and 2009.  We cannot assure you that we will be able to achieve revenue growth, profitability or positive cash flow, on either a quarterly or annual basis, or that profitability, if achieved, will be sustained.  No adjustments have been made to the financial statements that might result from the outcome of this uncertainty.  If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives such as re-filing for bankruptcy, pursuing dissolution and liquidation or seeking to merge with another company or sell all or substantially all of our assets.  Because of our recurring losses and negative cash flows from operations, the audit report of our independent public accountants on our financial statements for the fiscal year ended December 31, 2010 contains an explanatory paragraph stating that the independent auditor has substantial doubt about our ability to continue as a going concern.

We have identified material weaknesses in our internal control over financial reporting. Additionally, we may identify material weaknesses in the future that could adversely affect investor confidence, impair the value of our common stock and increase our cost of raising capital.

We assessed the effectiveness of our disclosure and internal controls and procedures as of December 31, 2010.  We identified material weaknesses in our internal control over financial reporting with respect to timely filling of our 2010 Quarterly Reports on Form 10-Q and to certain control issues with our subsidiary in Brazil.  As a result of these material weaknesses, our chief executive officer and our chief financial officer concluded that our disclosure and internal controls and procedures were not effective at a reasonable assurance level as of December 31, 2010.  We have taken and are continuing to take steps to remediate the material weaknesses in our internal control over financial reporting.  There can be no assurance as to how quickly or effectively our remediation steps will remediate the material weaknesses in our internal control over financial reporting or that additional material weaknesses will not be identified in the future.

Any failure to remedy additional deficiencies in our internal control over financial reporting that may be discovered in the future or to implement new or improved controls, or difficulties encountered in the implementation of such controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.  Any such failure could, in turn, affect the future ability of our management to certify that internal control over our financial reporting is effective.  Inferior internal control over financial reporting could also subject us to the scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties or shareholder litigation, which could have an adverse effect on the trading price of our common stock.

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

We have not generated a positive cash flow from operations continuously period to period since commencing operations.  We are reassessing the business to identify core and non-core assets.  To raise additional cash funding, non-core assets and/or business units will be offered for sale.  Additionally, increased focus and attention will be undertaken in an effort to reduce operating expenses to increase cash flow and fund current operations in our SRB segment.

Our ability to meet long-term business objectives likely will be dependent upon our ability to raise additional financing through public or private equity financings, establish increasing cash flow from operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund long-term operations.  There is no assurance that external funds will be available on terms acceptable to us in sufficient amount to finance operations until we do reach sufficient positive cash flow.  Any issuance of securities to obtain such funds would dilute percentage ownership of our shareholders.  Such dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock.  Incurring additional debt may involve restrictive covenants and increased interest costs that will strain our future cash flow.  An inability to obtain sufficient financing might require us to delay, scale back or eliminate some or all of our product development and marketing programs, eliminate or restructure portions of our operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives including dissolution and liquidation or seeking to merge with another company or sell all or substantially all of our assets.

There are significant market risks associated with our business.

We have formulated our business plan and strategies based on certain assumptions regarding the size of the rice bran market, our anticipated share of this market and the estimated price and acceptance of our products.  These assumptions are based on our best estimates, however there can be no assurance that our assessments regarding market size, potential market share attainable by us, the price at which we will be able to sell our products, market acceptance of our products or a variety of other factors will prove to be correct.  Any future success may depend upon factors including changes in the dietary supplement industry, governmental regulation, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of production, supplies, personnel, equipment, and reduced margins caused by competitive pressures.

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

An important component of our business strategy is to build rice bran stabilization and rice bran oil facilities in foreign countries and to market and sell our products internationally.  For example, we have an operation in Brazil which manufactures rice bran oil.  There are risks in operating facilities in developing countries because, among other reasons, we may be unable to attract sufficient qualified personnel, intellectual property rights may not be enforced as we expect, and legal rights may not be available as contemplated.  Should any of these risks occur, we may be unable to maximize the output from these facilities and our financial results may decrease from our anticipated levels.  The inherent risks of international operations could materially adversely affect our business, financial condition and results of operations.  The types of risks faced in connection with international operations and sales include, among others:

•	cultural differences in the conduct of business;
•	fluctuations in foreign exchange rates;
•	greater difficulty in accounts receivable collection and longer collection periods;

Index

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

One customer accounted for 9.7% of our 2010 revenues and 14.7% of our 2009 revenues.  At December 31, 2010, one customer accounted for 36.1% of our accounts receivable.  At December 31, 2009, another customer accounted for 14.1% of our accounts receivable.

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

Our ability to forecast future trends and spot shifts in consumer patterns or behavior even before they occur are vital for success in today's economy.  In managing risk, our objective is to protect our profitability, but also protect, to the extent we can, our ongoing relationship with our distributors and customers.  With this in mind, we have taken the following actions:

•
We adopted, and our board of directors approved, a credit risk policy that establishes general principles and the overall framework for managing our consumer credit risk.  This policy is further supported by subordinate policies and practices covering all facets of consumer credit extension, including prospecting, approvals, authorizations, line management, collections, and fraud prevention.  Going forward, these policies should help ensure consistent application of credit management principles and standardized reporting of asset quality and projected loss reserves.

•	We incorporated more sophisticated information in our risk evaluations;
•	We increased our focus on areas of high risk, including canceling an account or placing a cash only policy on certain questionable accounts;
•	We reduced certain credit limits;
•	We concentrated our efforts on quickly identifying and assisting distributors who are experiencing temporary financial difficulty.

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

We are subject to credit risk due to concentration of our trade accounts receivables and notes receivables.  As of December 31, 2010, one customer accounted for 36.1% of our $3.5 million in accounts receivable, net and one debtor accounted for 100% of the $1.8 million in note receivable, net reflected on our December 31, 2010, consolidated balance sheet.  The inability of our significant customers and obligors to meet their obligations to us, may adversely affect our financial condition and results of operations.

Index

We rely upon a limited number of product offerings

The majority of the products that we have sold through 2010 have been based on SRB produced at our US facilities and extracted rice bran oil from Irgovel, our Brazil facility.  Although we will market SRB as a dietary supplement, as an active food ingredient in other companies’ products, and in other ways, a decline in the market demand for our SRB products, as well as the products of other companies utilizing our SRB products, could have a significant adverse impact on us.

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

Many of our current products depend on our proprietary technology using raw rice bran, which is a by-product from milling paddy rice to white rice.  Our ability to manufacture SRB is currently limited to the production capability of our production equipment at Farmers’ Rice Co-operative and Archer Daniels Midland in California and our own plants located next to Louisiana Rice Mill in Mermentau, Louisiana, and Farmer’s Rice Milling in Lake Charles, Louisiana.  Along with our value-added product plants in Dillon, Montana and our facility in Pelotas, Brazil (acquired in February 2008), we currently are capable of producing enough finished products to meet current demand.  If demand for our products were to increase dramatically in the future, we would need additional production capacity.

There can be no assurance that we will continue to secure adequate sources of raw rice bran to meet our future demand.  Since rice bran has a limited shelf life, the supply of rice bran is affected by the amount of rice planted and harvested each year.  If economic or weather conditions adversely affect the amount of rice planted or harvested, the cost of rice bran products that we use may increase.  We are not always able to immediately pass cost increases to our customers and any increase in the cost of SRB products could have an adverse effect on our results of operations.

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

We have numerous ongoing contractual obligations under various purchase, sale, supply, production and other agreements which govern our business operations.  We also have contractual obligations which require ongoing payments such as various lease obligations and the agreement of Irgovel to pay tax obligations to the Brazilian government through 2024.  While we seek to comply at all times with these obligations, there can be no assurance that we will be able to comply with the terms of all contracts during all periods of time, especially if there are significant changes in market conditions or our financial condition.  If we are unable to comply with our material contractual obligations, there likely would be a material adverse effect on our financial condition and results of operations.

We have financial performance obligations related to Irgovel.

Under the limited liability company agreement for Nutra SA LLC, Irgovel must satisfy certain financial performance requirements in order for us to maintain control over Irgovel.  Nutra SA LLC owns Irgovel.  The Parent Company and the investors in Nutra SA, LLC entered into the limited liability company agreement for Nutra SA LLC in connection with the investors purchasing membership interests in Nutra SA pursuant to a membership interest purchase agreement effective January 2011 (see Note 5 to the consolidated financial statements included herein).  These financial performance requirements include Irgovel’s satisfaction of revenue, earnings and net debt targets described in the membership interest purchase agreement.  Beginning in 2011, if Irgovel fails to meet these financial requirements, we could lose management control over Irgovel’s operations, and management control would transfer to the other investors in Nutra SA LLC.

The recent natural disaster in Japan could disrupt operations of our customers and adversely affect our results of operations.

A number of our customers are located in Japan.  Even if these customers are not located near the epicenter of the March 2011 Sendai earthquake, they may be affected by the consequences of the natural disaster that has affected Japan.  If these conditions persist, we may experience delay or cancellation of orders from such customers which would adversely affect our net sales and results of operations.

Index

We have a high concentration of credit risk

We currently depend on a limited number of customers.  This results in a concentration of credit risk with respect to our outstanding accounts receivable.  We consider the financial strength of the customer, the remoteness of the possible risk that a default event will occur, the potential benefits to our future growth and development, possible actions to reduce the likelihood of a default event and the benefits from the transaction before entering into a large credit limit for a customer.  Although we analyze these factors, there can be no assurance that the ultimate collection of the obligation from the customer will occur.  Although we continue to expand our customer base in an attempt to mitigate the concentration of credit risk, the writing off of an accounts receivable balance could have an adverse effect on our results of operations.  Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  Historically, we have not experienced any loss of our cash and cash equivalents, but we have experienced losses to our trade receivables.

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

Risks Related to Our Stock

Our Stock Price is Volatile.

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future.  Our common stock trades on the over the counter “pink sheets” for which there is an inconsistent market.  Our common stock is thinly traded and subject to volatility in price and demand.  The high and low closing sales prices of our common stock for the following periods were:

	Low	High

Year Ended December 31, 2010
Fourth Quarter	$0.10	$0.24
Third Quarter	0.08	0.13
Second Quarter	0.06	0.16
First Quarter	0.07	0.14

Year Ended December 31, 2009
Fourth Quarter	$0.04	$0.18
Third Quarter	0.12	0.27
Second Quarter	0.15	0.41
First Quarter	0.18	0.56

The market price of a share of our common stock may continue to fluctuate in response to a number of factors, including:

•	announcements of new products or product enhancements by us or our competitors;
•	fluctuations in our quarterly or annual operating results;
•	developments in our relationships with customers and suppliers;
•	the loss of services of one or more of our executive officers or other key employees;
•	announcements of technological innovations or new systems or enhancements used by us or our competitors;
•	developments in our or our competitors’ intellectual property rights;
•	adverse effects to our operating results due to impairment of goodwill;
•	failure to successfully implement the Amended Plan;
•	failure to meet the expectation of securities analysts’ or the public;
•	general economic and market conditions;
•	our ability to expand our operations, domestically and internationally, and the amount and timing of expenditures related to this expansion;
•	litigation involving us, our industry or both;
•	actual or anticipated changes in expectations regarding our performance by investors or securities analysts; and
•	price and volume fluctuations in the overall stock market from time to time.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.  Our stock price is volatile and we have been the target of securities litigation which could result in substantial costs and divert our management’s attention and resources from our business.  In addition, volatility, lack of positive performance in our stock price or changes to our overall compensation program, including our equity incentive program, may adversely affect our ability to retain key employees.

Index

We have significant “equity overhang” which could adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of equity securities.

As of December 31, 2010, we had 195,359,109 shares of common stock outstanding.  Additionally, as of December 31, 2010, options and warrants to purchase approximately 85,914,688 shares of our common stock were outstanding.  The possibility that substantial amounts of our outstanding common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

The exercise of outstanding options and warrants may dilute current shareholders.

As of December 31, 2010, there were outstanding options and warrants to purchase approximately 85,914,688 shares of our common stock.  Holders of these options and warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.  Moreover, while these options and warrants are outstanding, our ability to obtain financing on favorable terms may be adversely affected.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations issued by the SEC, are creating uncertainty for companies.  In order to comply with these laws, we may need to invest substantial resources to comply with evolving standards, and this investment would result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Not applicable.

Index

ITEM 2. PROPERTIES

We maintain various facilities that are used for manufacturing, warehousing, research and development, distribution, and administrative functions.  These facilities consist of both owned and leased properties.

The following table summarizes the properties used to conduct our operations as of December 31, 2010:

Primary
Segment	Location	Status	Primary Use

SRB	West Sacramento, California	Leased	Warehousing, and administrative
	Mermentau, Louisiana	Owned	Manufacturing
	Lake Charles, Louisiana	Building – owned	Manufacturing (idled since May 2009)
Land - leased
	Dillon, Montana	Owned	Manufacturing
Bio-Refining	Pelotas, Brazil	Owned	Manufacturing, R&D, administrative
Corporate	Scottsdale, Arizona	Leased	Administrative – corporate offices

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

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Parent Company has not been served with any formal notices in regard to this matter so far.  To date, only Irgovel has received formal legal notice. In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration. As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of December 31, 2010, the balance in the escrow account was $1.9 million and is included in restricted cash in the consolidated balance sheets.  There is an offsetting liability in accrued expenses in our consolidated balance sheets as of December 31, 2010.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

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

Farmers’ Rice Milling

Farmers’ Rice Milling (FRM) contended that we defaulted by failing to pay rentals due under two leases between the parties: (i) the March 15, 2007, ground lease, as amended on November 1, 2008, and (ii) the April 15, 2007, warehouse lease.  FRM filed suit against us to terminate the leases and recover damages thereunder.  This suit was filed in the 14th Judicial District Court on June 24, 2009, and was timely removed to the United States District Court, Western District of Louisiana, Lake Charles division.  We filed an answer and counterclaim and deposited into the registry of the court $0.1 million constituting the rentals due under the leases, a late fee due under the warehouse lease plus accrued interest.  As part of the Chapter 11 Reorganization, the leases were assumed under Section 365 of the Bankruptcy Code.  Arrearages due under the leases were paid in January 2011 and the lawsuit was dismissed.  FRM also asserted a claim for monetary damages for breach of a supply agreement, but that claim was dismissed from the lawsuit and allowed as a general unsecured claim in the Chapter 11 Reorganization

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the pink sheets, a centralized electronic quotation service for over-the-counter securities, under the symbol “NTRZ.PK”.  Our CUSIP No. is 45776L100.  Our common stock previously traded on the OTCBB until May 1, 2009. The following table sets forth the range of high and low closing sales prices for our common stock as reported on the OTCBB for the periods indicated below.  The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Index

NutraCea Common Stock	Low	High

Year Ended December 31, 2010
Fourth Quarter	$0.10	$0.24
Third Quarter	0.08	0.13
Second Quarter	0.06	0.16
First Quarter	0.07	0.14

Year Ended December 31, 2009
Fourth Quarter	$0.04	$0.18
Third Quarter	0.12	0.27
Second Quarter	0.15	0.41
First Quarter	0.18	0.56

Holders

As of December 31, 2010, there were approximately 286 holders of record and 13,000 beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock.  We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2010, we issued the following securities without registration under the Securities Act of 1933:

•	On November 15, 2010, the Company issued an employee an option to purchase 133,629 shares of our Common Stock at a strike price of $0.21 with a ten year expiration date.

•	On December 22, 2010, the Company issued a consultant 331,492 shares of our Common Stock in connection with consulting services previously provided.

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

Share Repurchases

We did not repurchase any of our common stock in 2010.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

This discussion and analysis may contain “forward-looking statements”.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may include, without limitation, statements about our market opportunities, strategies, competition, and expected activities and expenditures and at times may be identified by the use of words such as “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or comparable words.  Forward-looking statements inherently involve risks and uncertainties.  Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, the risks described under “Risk Factors” in Item 1A.  We undertake no obligation to update any forward-looking statements for revisions or changes after the filing date of this Annual Report on Form 10-K.

Index

Executive Summary

The 2010 year was a challenging but pivotal year for us on many fronts.  We achieved significant operating expense reductions through reductions in force that began in 2009 and the relocation of our corporate headquarters in January 2010.  Our restructuring efforts, under bankruptcy court jurisdiction, allowed us to shed non-core assets.  In March 2010, we completed the sale of our cereal product lines and  related equipment.  In April 2010, we sold certain equine brands and trademarks, including related inventory and packaging materials.  In September 2010, we completed the sale of our idle Phoenix, Arizona building which was never brought into full production.  Finally, in December 2010, we entered into an agreement to sell a minority interest in the holding company that holds our Brazilian subsidiary, Irgovel, and closed the transaction in January 2011. The sale of these assets allowed us to pay our secured lender in full by September 2010, to fund our ongoing operations and to take steps toward paying our unsecured creditors.  With regard to the Chapter 11 Reorganization, a plan of reorganization (the Amended Plan) was approved in October 2010 and we emerged from bankruptcy effective November 30, 2010.  Under the Amended Plan, we must pay all of our pre-petition creditor obligations in full no later than January 2012, with periodic payment benchmarks that must be met prior to that date.  As of the date of this filing, we have paid approximately 44% of the creditor obligations that remained as of the November 30, 2010, effective date.

It was no less challenging and active for us on the legal front.  We successfully settled the securities class action lawsuit within the limits of our insurance coverage.  The shareholder derivative action was dismissed following our filing for Chapter 11 Reorganization.  In addition, we reached a settlement agreement with the SEC regarding an enforcement investigation into alleged accounting irregularities that began in early 2009.

We are proud of the above achievements.  With new management in place under long-term employment agreements and a renewed focus on our core business segments, we feel that we are now positively positioned to grow our operations and move towards positive financial results.

Basis of Presentation and Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business.  Although we have made significant improvement, we continue to experience losses and negative cash flows from operations.  In the past, we have turned to the equity markets for additional liquidity.  This was not a source of funds during 2010 and 2009 due to our financial position, the state of the equity markets and the bankruptcy filing.  These factors raise substantial doubt about our ability to continue as a going concern.

See “Liquidity and Capital Resources” section below for a discussion of actions taken and plans to improve liquidity.

Segments

We have three reportable business segments: (1) Corporate, which has no revenue; (2) Stabilized Rice Bran (SRB), which manufactures and distributes SRB in various granulations along with products derived from stabilized rice bran via patented enzyme treatment processes including a fat and protein rich water soluble fraction and a fiber rich insoluble fraction; and (3) Bio-Refining, which separates rice bran into crude rice bran oil and defatted rice bran which are then further processed into a number of valuable food and feed products.  The Corporate segment includes selling, general and administrative expenses, litigation settlements, amortization of intangible assets, and other expenses not directly attributable to other segments.  No corporate allocations are made to the other segments.  Interest is not allocated.

The SRB segment consists of four locations in California and Louisiana that produce SRB.  Not included in these four locations is our Phoenix, Arizona facility, which became operational in February 2009 but was never brought into full production.  The Phoenix, Arizona facility was sold in September 2010.  Our Lake Charles, Louisiana facility has been idle since May 2009.  The SRB segment also includes our Dillon, Montana facility which produces RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction), RiFiber (a fiber rich derivative) and RiBalance (a complete rice bran nutritional package).  The manufacturing facilities included in our SRB segment have specialized processing equipment and techniques for the treatment of rice grain products to cook, convert, isolate, dry and package finished food ingredients used in the formulation of health food and consumer food finished products.  In addition, we have the capability to custom manufacture various grain based products for human food ingredient companies at our Dillon facility.

The Bio-Refining segment currently consists of our operations in Pelotas, Brazil (Irgovel).  Irgovel manufactures rice bran oil (RBO) and defatted rice bran (DRB) products for both the human and animal food markets in Brazil and internationally.  Irgovel owns the largest rice bran processing facility in South America and is the only Brazilian company to produce edible RBO for human consumption.  In refining RBO to an edible grade several co-products are obtained, including distilled fatty acids, a valuable raw material for the detergent industry.  DRB is compounded with a number of other ingredients to produce complex animal feeds which are packaged and sold under Irgovel brands in the Brazilian market.

Index

Results of Operations

The following is a discussion of our consolidated financial condition as of December 31, 2010, and our results of operations for 2010 as compared to 2009.  This discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

Revenue and Gross Profit

Revenues (in thousands):

	2010	% of Revenues	2009	% of Revenues	Change	% Change
SRB segment	$11,908	37.6	$14,491	43.6	$(2,583)	(17.8)
Bio-Refining segment	19,723	62.4	18,732	56.4	991	5.3
Total revenues	$31,631	100.0	$33,223	100.0	$(1,592)	(4.8)

For 2010, consolidated revenues were $31.6 million compared to $33.2 million in 2009.  Revenues decreased $1.6 million, or 4.8%.

SRB segment revenues for 2010 were $11.9 million as compared to $14.5 million for 2009, a decrease of $2.6 million, or 17.8%.  The decrease is primarily attributable to three factors.
•	SRB segment revenues in 2010 were negatively impacted by the loss of a $1.4 million private label customer related to products we no longer sell.
•
Cereal product related revenues for 2010 decreased by $0.8 million due to the March 2010 sale of the cereal product related assets to Kerry Ingredients (Kerry).  The loss of cereal revenues after March 2010 was partially offset by an increase in tolling revenues of $0.5 million.  Under the tolling arrangement, we continue to produce certain cereal products for Kerry on an order by order basis.

•
SRB segment revenues from animal nutrition products declined approximately $0.9 million due to the sale of the equine product related assets in April 2010.  As a result of the transaction, we no longer sell higher priced branded equine products and instead supply bulk SRB to the buyer.  In addition, SRB segment revenues from animal nutrition overall in 2010 were depressed due to general economic conditions impacting discretionary spending in the equine market.

Bio-Refining segment revenues were $19.7 million for 2010 compared to $18.7 million for 2009, an increase of $1.0 million or 5.3%.  The increase is primarily attributable to rising crude RBO export sale prices that began in September 2010.  Global vegetable oil prices began to see inflationary pressures in the latter part of the year.  In addition, animal feed prices significantly improved in the last quarter of 2010.  These two gains offset lower volume sales experienced in the first half of the year.

Cost of goods sold (in thousands):

	2010	% of Revenues	2009	% of Revenues	Change	% Change
SRB segment	$7,510	23.7	$11,116	33.5	$(3,606)	(32.4)
Bio-Refining segment	17,137	54.2	15,938	48.0	1,199	7.5
Total cost of goods sold	$24,647	77.9	$27,054	81.4	$(2,407)	(8.9)

Consolidated cost of goods sold was $24.6 million for 2010 compared to $27.1 million for 2009, a decrease of $2.4 million, or 8.9%.  The SRB segment experienced a cost of goods sold decrease of $3.6 million, or 32.4%, which was driven by the 17.8% decline in SRB segment revenues.  The SRB segment also experienced better utilization of plant capacity in 2010.  The Lake Charles, Louisiana facility has been idled since August 2009 resulting in lower costs of goods sold for all of 2010.  Also, in the second and third quarter of 2009, charges for obsolete inventory were taken for $0.5 million.  No material write-offs occurred in 2010.  The Bio-Refining segment costs of goods sold increased $1.2 million due to higher costs in the first half of 2010 associated with general plant maintenance and improvements.  These higher costs were offset by increased utilization in the fourth quarter.

Gross profit (in thousands):

	2010	% Gross Profit	2009	% Gross Profit	Change	Change in % Gross Profit
SRB segment	$4,398	36.9	$3,375	23.3	$1,023	13.6
Bio-Refining segment	2,586	13.1	2,794	14.9	(208)	(1.8)
Total gross profit	$6,984	22.1	$6,169	18.6	$815	3.5

Index

Consolidated gross profit for 2010 was $7.0 million, 22.1% of revenues, as compared to $6.2 million, 18.6% of revenues, in 2009.  The SRB segment contributed $4.4 million to gross profit and the Bio-Refining segment contributed $2.6 million.  The SRB segment gross profit percentage improved from 23.3% to 36.9% due to the cost factors noted above and a shift away from lower margin products.  The Bio-Refining segment gross profit percentage decreased to 13.1% in 2010 from 14.9% in 2009 as the impacts of improved pricing were offset by higher cost of goods sold.

Operating Expenses

Operating expenses (in thousands):

	2010
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$7,508	$4,275	$3,960	$15,743
Professional fees	1,442	103	482	2,027
Impairment of property, plant and equipment	-	1,900	-	1,900
Loss on disposal of trademarks, property, plant and equipment	-	943	-	943
Provision for doubtful accounts receivable and notes receivable	5	33	115	153
Research and development	-	123	-	123
Total operating expenses	$8,955	$7,377	$4,557	$20,889

	2009
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$10,400	$6,753	$3,850	$21,003
Professional fees	2,490	-	307	2,797
Impairment of property, plant and equipment	-	8,845	-	8,845
Loss on disposal of trademarks, property, plant and equipment	-	202	-	202
Provision for doubtful accounts receivable and notes receivable	20	-	105	125
Research and development	-	897	-	897
Impairment of trademarks	-	1,594	-	1,594
Total operating expenses	$12,910	$18,291	$4,262	$35,463

	Favorable (Unfavorable) Change
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$2,892	$2,478	$(110)	$5,260
Professional fees	1,048	(103)	(175)	770
Impairment of property, plant and equipment	-	6,945	-	6,945
Loss on disposal of trademarks, property, plant and equipment	-	(741)	-	(741)
Provision fordoubtful accounts receivable and notes receivable	15	(33)	(10)	(28)
Research and development	-	774	-	774
Impairment of trademarks	-	1,594	-	1,594
Total operating expenses	$3,955	$10,914	$(295)	$14,574

Consolidated selling, general and administrative (SG&A) expenses were $15.7 million in 2010 compared to $21.0 million in 2009.  SG&A expense decreased by $5.3 million, or 25.0%.  The decline in SG&A is attributable to significant cost cutting efforts in the Corporate and SRB segments that began in February 2009, and continued in May and July of 2009.  In addition, a significant reduction in force was implemented across all corporate departments in January 2010.  As a result, payroll and benefits declined $1.0 million in the Corporate segment and $0.7 million in the SRB segment.  Corporate segment depreciation (related to leasehold improvements and furniture and fixtures) declined by $0.7 million due to the corporate headquarters move in January 2010.  In addition, Corporate SG&A declined by $1.2 million due to rent savings associated with the headquarters relocation.  The remaining decrease in SG&A is attributable to lower consulting fees and a general reduction in corporate spending.  Stock option expense associated primarily with 2010 issuances to employees and directors resulted in an increase in Corporate SG&A of $1.1 million for 2010.

Professional fees were $2.0 million and $2.8 million for 2010 and 2009.  Professional fees are expenses associated with consultants, accounting and auditing services, SOX 404 compliance, and outside legal counsel.  The 27.5% decrease is primarily due to payments made to consultants, legal and financial advisors retained in early 2009 to assist the audit committee with their internal investigation and responses to SEC inquiries.

Index

The SRB segment results included an impairment of property, plant and equipment of $1.9 million in 2010 and $8.8 million in 2009.  In 2009, charges were recorded for impairment of two idle plant facilities and one intangible asset.  The net carrying value for the idle Phoenix, Arizona building and equipment was written down by $6.5 million and the idle Lake Charles, Louisiana facility by $2.3 million.  In the second quarter of 2010, an additional impairment charge of $1.0 million was recorded relative to the Phoenix, Arizona facility which was sold in the third quarter of 2010.  In the fourth quarter of 2010, we recognized a $0.9 million impairment of the Dillon, Montana facility which was held for sale as of December 31, 2010.  Trademarks associated with certain equine products were also written down by $1.6 million in 2009.

Research and development expenses were $0.1 million in 2010 and $0.9 million in 2009.  The decrease of $0.8 million is attributable to curtailed research and development activity in an effort to conserve cash during the year.  We expect to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications based on future cash availability.

Other Income (Expense)

Other income (expense) (in thousands):

	2010
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$6	$-	$150	$156
Interest expense	(617)	-	(925)	(1,542)
Loss on equity method investments	(42)	-	-	(42)
Warrant liability expense	(349)	-	-	(349)
Other income	87	-	25	112
Total other income (expense)	$(915)	$-	$(750)	$(1,665)

	2009
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$91	$-	$357	$448
Interest expense	(1,727)	-	(587)	(2,314)
Loss on equity method investments	(218)	-	-	(218)
Foreign exchange loss	(72)	-	-	(72)
Warrant liability income	2,634	-	-	2,634
Other expense	(443)	-	7	(436)
Total other income (expense)	$265	$-	$(223)	$42

	Favorable (Unfavorable) Change
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$(85)	$-	$(207)	$(292)
Interest expense	1,110	-	(338)	772
Loss on equity method investments	176	-	-	176
Foreign exchange loss	72	-	-	72
Warrant liability income (expense)	(2,983)	-	-	(2,983)
Other income (expense)	530	-	18	548
Total other income (expense)	$(1,180)	$-	$(527)	$(1,707)

Total other income in 2009 decreased by $1.7 million to other expense of $1.7 million in 2010.

Interest income decreased $0.3 million due to lower cash balances available for investment in 2010.

Interest expense was $1.5 million for 2010 and $2.3 million for 2009, a 33.4% decrease.  In the first eight months of 2009, we recorded $0.9 million of interest expense associated with convertible preferred shares.  These convertible preferred shares were redeemed in August 2009.  The interest expense decrease between years related to the convertible preferred shares was partially offset by higher interest rates on secured bank debt at the Corporate segment and additional borrowings in the Bio-Refining segment.

Warrant liability expense in 2010 was $0.3 million compared to warrant liability income in 2009 of $2.6 million.  Effective January 1, 2009, we adopted ASC 815 and recognized warrants associated with convertible preferred stock as a liability.  As a result of adopting the new accounting guidance, warrants to purchase 42,800,941 shares of our common stock, previously treated as equity, were no longer afforded equity treatment.  Effective January 1, 2009, we reclassified the fair value of these warrants from equity and created an initial liability of $3.9 million.  Warrant liability is carried at fair value which is determined at the end of each reporting period.  The change in fair value is recorded as warrant liability income or expense, resulting in warrant liability expense of $0.3 million in 2010 and warrant liability income of $2.6 million in 2009.

Index

Reorganization Items

Reorganization expenses were $1.0 million for 2010 and $3.4 million for 2009.  These expenses are related to the Chapter 11 Reorganization.  In 2009, these expenses included professional expenses, loss on disposal of long lived assets, mainly leasehold improvements and furniture and fixture related to the old headquarters, and additional impairment related to the furniture and fixtures.  These expenses are classified as reorganization expenses as they were incurred as a direct result of the Chapter 11 Reorganization.  In 2010, we incurred professional fees associated with legal and financial advisors related to the bankruptcy court proceeding.

Income Taxes

Income tax benefit for 2010 increased to $0.9 million from $0.5 million for 2009.  Our tax benefit relates entirely to foreign income taxes arising from the operations of Irgovel.  Domestically, we provide a valuation allowance against all tax net operating loss carryforwards generated.

Liquidity and Capital Resources

We have experienced recurring losses and negative cash flows from operations.  Due to defaults under our credit agreement with Wells Fargo our credit lines were reduced to approximately $3.5 million as of July 2009, which was the level of the current outstanding loans and obligations at that time.  We also entered into a forbearance agreement with Wells Fargo pursuant to which Wells Fargo agreed to forebear from exercising its rights and remedies with respect to the existing defaults.  We were behind on our payments to vendors and had defaulted on several agreements due to non-payment resulting in declaring bankruptcy as further described in Item 1 Business.

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

In the past we have turned to the equity markets for additional liquidity.  This was not a source of funds during 2010 and 2009 due to our financial position, the state of the equity markets and the bankruptcy filing.  However, exiting bankruptcy on November 30, 2010, combined with improving financial performance and equity market conditions, may allow us to raise equity funds in the future.  We intend to provide the necessary cash to continue operations through the monetization of certain assets, growth of sales, and possible equity financing transactions.  Asset monetizations may include some or all of the following:

•	sale or a sale-lease back of certain facilities;
•	sale of a noncontrolling interest in one or more subsidiaries; or
•	sale of surplus equipment.

Some of these sales could result in additional non-cash write downs of asset values.  Although management believes that they will be able to obtain the funds necessary to continue as a going concern there can be no assurances that our efforts will prove successful.  Even if we are able to obtain required funds as described above, the terms of such transactions may not be favorable to us.

Our cash and cash equivalents were $0.5 million and $1.0 million at December 31, 2010, and 2009.

Cash used in operating activities was $7.3 million for 2010, compared to net cash used in operations of $8.8 million in 2009, an improvement of $1.4 million.  The improvement resulted primarily from the following cost reduction efforts:

•	the reductions in force that occurred at various times throughout 2009,
•	additional corporate reduction in force in January 2010, and
•	the move of our corporate headquarters to less expensive office space effective January 2010.

The impacts of these cost reduction efforts were offset by reductions relative to payments on accounts payable and accrued expenses.  Our general trade payables are more current as of December 31, 2010.  We were able to use a portion of the proceeds from the monetization of assets discussed in the next paragraph to meet our working capital needs.

Index

Cash provided by investing activities was $9.3 million in 2010 and $5.3 million 2009.  Cash provided by investing activities in 2010 consisted of proceeds from the sales of trademarks, property, plant and equipment totaling $8.9 million.  These sales consisted of:

•	In March 2010, we sold the cereal equipment in the Phoenix, Arizona facility for $3.7 million.
•	In April 2010 we closed on the sale of the equine trademarks for $0.8 million;
•	In September 2010 we sold the Phoenix, Arizona facility for $4.5 million;

Cash used in financing activities for 2010 was $2.3 million and for 2009 was $0.5 million.  In 2010, we paid our Wells Fargo debt in full.  Irgovel’s debt increased as it drew on its working capital lines of credit.  Irgovel has working capital lines of credit secured by accounts receivables.  The interest rates range from 6.0% to 26.4% with maturities through June 2012.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing and liquidity support or market risk or credit support risk to us.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 3 of Part II - Item 8, Financial Statements and Supplementary Data.  We believe the application of these accounting policies on a consistent basis will enable us to provide timely and reliable financial information about our earnings results, financial condition and cash flows.

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements.  We review these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors that they believe to be reasonable under the circumstances.  In any given reporting period, actual results could differ from the estimates and assumptions used in preparing our financial statements.

Critical accounting policies are those that may have a material impact on our financial statements and also require us to exercise significant judgment due to a high degree of uncertainty at the time the estimate is made.  We have discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of our Board of Directors.  We believe our critical accounting policies include those addressing revenue recognition, allowance for doubtful accounts, inventories, and long lived assets, intangible assets, and goodwill.

Principles of Consolidation – The consolidated financial statements include the accounts of NutraCea (the Parent Company) and all subsidiaries in which we have a controlling interest.  All significant inter-company accounts and transactions are eliminated in consolidation.  Noncontrolling interests in our subsidiaries are recorded net of tax as net earnings (loss) attributable to noncontrolling interests.

Foreign Currencies - The consolidated financial statements are presented in our reporting currency, U.S. Dollars.  The functional currency for our wholly-owned subsidiary, Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), is the Brazilian Real.  Accordingly, the balance sheet of Irgovel is translated into U.S. Dollars using the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated using the average exchange rates in effect during the period.  Translation differences are recorded in accumulated other comprehensive income (loss) as foreign currency translation.  Gains or losses on transactions denominated in a currency other than the subsidiaries’ functional currency which arise as a result of changes in foreign exchange rates are recorded as foreign exchange gain or loss in the statements of operations.

Accounts Receivable and Allowance for Doubtful Accounts – Accounts receivable represent amounts receivable on trade accounts.  The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts and the aging of accounts receivable.  We analyze the aging of customer accounts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  From period to period, differences in judgments or estimates utilized may result in material differences in the amount and timing of our provision for doubtful accounts.  We continue to evaluate our credit policy to ensure that the customers are worthy of terms and support our business plans.

Equity Method Investments - Investments in business entities in which we have the ability to exert significant influence over operating and financial policies (generally 20% to 50% ownership) are unconsolidated entities and are accounted for using the equity method.  Under the equity method, investments are initially recorded at cost and are adjusted for dividends, distributed and undistributed earnings and losses, changes in foreign exchange rates, and additional investments.  Equity method investments are periodically reviewed for other-than-temporary declines in fair value below carrying value.

Index

Long-Lived Assets, Intangible Assets and Goodwill – Long-lived assets, consisting primarily of property, plant and equipment, intangible assets, and goodwill, comprise a significant portion of our total assets.  Property, plant and equipment are stated at cost less accumulated depreciation.  Intangible assets are stated at cost less accumulated amortization.

The carrying values of property, plant and equipment and intangible assets with finite lives are evaluated periodically in relation to the expected future cash flows of the underlying assets and monitored for other potential triggering events that might indicate impairment.  Adjustments are made in the event that estimated undiscounted net cash flows estimated to be derived from the asset are less than the carrying value of the related asset.  The cash flow projections are based on historical experience, management’s view of growth rates within the industry, and the anticipated future economic environment.

We are required to test goodwill for impairment at least annually (by policy, December 31) and more often if an event occurs or circumstances change that more likely than not reduce the fair value of a reporting unit below its carrying value.  In assessing the recoverability of goodwill, we make estimates and assumptions about sales, operating margin, terminal growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data.  There are inherent uncertainties related to these factors and management’s judgment in applying these factors.  The fair value of a reporting unit has been determined using an income approach based on the present value of the future cash flows of each reporting unit.  The goodwill impairment test compares the fair value of individual reporting units to the carrying value of these reporting units.  If fair value is less than carrying value then goodwill impairment may be present.  The market value of our common stock is an indicator of fair value and a consideration in determining the fair value of our reporting units.

Revenue Recognition – We recognize revenue for product sales when title and risk of loss pass to our customers, generally upon shipment for domestic customers and upon customer receipt for international customers and when provisions for estimates, including discounts, and price adjustments are reasonably determinable.  Revenues on the statements of operations are net of provisions for routine sales discounts, volume allowances, and adjustments.  Deposits are deferred until either the product has been shipped or conditions relating to the sale have been substantially performed.

Revenue from direct customers is recognized when shipment of goods occur.  Each transaction is evaluated to determine if all of the following four criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured.  If any of the above criteria cannot be satisfied then such a transaction is not recorded as revenue, or is recorded as deferred revenue and recognized only when the sales cycle is complete and payment is either received or becomes reasonably assured.  We generally do not allow right of return.  Changes in judgments and estimates regarding the application of the above mentioned four criteria might result in a change in the timing or amount of revenue recognized by such transactions.

We sell certain products such as infant cereal through a network of resellers and distributors.  Revenue is recognized from these customers upon shipment of products.  Each transaction is evaluated to determine if all of the following criteria have been met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured.  If collectability is not reasonably assured, then revenue is recognized on a cash basis.  We generally do not allow right of return.

Occasionally, we will grant exclusive use of our labels by customers in specific territories in exchange for a nonrefundable fee.  Each label licensing provision is considered to be a separate unit of accounting.  Revenue from such transactions is recognized over the licensing period.

Warrant Liability – We have certain warrant agreements in effect that contain anti-dilution clauses.  Under these clauses, we may be required to lower the exercise price on these warrants and issue additional warrants based on future issuances of our common stock, awards of options to employees, additional issuance of warrants, or other convertible instruments below a certain exercise price.  We account for the warrants with these anti-dilution clauses as liability instruments.  These warrants are valued using the Lattice model each reporting period and the resultant change in fair value is recorded in the statements of operations as warrant liability income (expense).

Share-Based Compensation – Share-based compensation expense for employees is calculated at the grant date using the Black-Scholes-Merton valuation model based on awards ultimately expected to vest, reduced for estimated forfeitures, and expensed on a straight-line basis over the requisite service period of the grant.  Forfeitures are estimated at the time of grant based on our historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates.  The Black-Scholes-Merton option pricing model requires us to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management’s judgment regarding market factors and trends.

Index

We account for share-based compensation awards granted to non-employees and consultants by determining the fair value of the awards granted at either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.  Generally we value options granted to non-employees and consultants using the Black-Scholes-Merton valuation model.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.  The expense of stock awards issued to consultants or other third parties are recognized over the term of service.  In the event services are terminated early or we require no specific future performance, the entire amount is expensed.  The value is re-measured each reporting period over the requisite service period.  Most non-employee awards have graded vesting schedules resulting in higher compensation expense recorded early in the service period.

We early adopted guidance which allows us to treat options granted to employees of foreign subsidiaries as equity options.

We will use alternative valuation models if grants have characteristics that cannot be reasonably estimated using the Black-Scholes-Merton model.

Income Taxes – We account for income taxes by recording a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards.  Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for financial reporting and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards.  A valuation allowance is established, when necessary, to reduce that deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
NutraCea
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of NutraCea (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 16 to the consolidated financial statements, the Company adopted the provisions of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”) effective as of January 1, 2009.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1 to the financial statements, the Company has suffered recurring losses from operations resulting in an accumulated deficit of $184.8 million.  Also, in November 2009, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code.  Although the Company emerged from bankruptcy in November 2010, there continues to be substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Phoenix, Arizona
March 31, 2011

Index

NutraCea
Consolidated Balance Sheets
December 31, 2010 and 2009
(in thousands, except share amounts)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$537	$952
Restricted cash	1,917	1,915
Accounts receivable, net of allowance for doubtful notes receivable of $277 and $153	3,502	3,506
Inventories	2,994	3,238
Notes receivable, current portion, net of allowance for doubtful notes receivable of $636 and $636	1,200	1,200
Deferred tax asset	292	-
Deposits and other current assets	2,255	2,637
Assets held for sale - property, plant and equipment	3,598	14,551
Assets held for sale - trademarks	-	650
Total current assets	16,295	28,649

Notes receivable, net of current portion	600	1,800
Property, plant and equipment, net	24,054	26,243
Intangible assets, net	6,296	7,679
Goodwill	5,835	5,626
Equity method investment	49	91
Other long-term assets	95	80
Total assets	$53,224	$70,168

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,573	$2,588
Accrued expenses	4,266	5,080
Pre-petition liabilities	6,406	-
Long-term debt, current portion	3,235	6,642
Warrant liability, current portion	-	34
Total current liabilities	16,480	14,344

Liabilities subject to compromise	-	6,988

Long-term liabilities:
Long-term debt, net of current portion	7,365	5,957
Deferred tax liability	4,361	5,110
Warrant liability, net of current portion	1,628	1,245
Other long-term liabilities	1,000	1,000
Total liabilities	30,834	34,644

Commitments and contingencies

Equity:
Equity attributable to NutraCea shareholders:
Convertible, series E preferred stock, no par value, $1,000 stated value,2,743 shares authorized, no shares outstanding	-	-
Convertible, series D preferred stock, no par value, $1,000 stated value,10,000 shares authorized, no shares outstanding	-	-
Common stock, no par value, 350,000,000 shares authorized, 195,359,109 and 192,967,680 shares issued and outstanding	207,432	205,291
Accumulated deficit	(184,812)	(169,144)
Accumulated other comprehensive loss	(74)	(467)
Total equity attributable to NutraCea shareholders	22,546	35,680
Noncontrolling interest	(156)	(156)
Total equity	22,390	35,524
Total liabilities and equity	$53,224	$70,168

See Notes to Consolidated Financial Statements

Index

NutraCea
Consolidated Statements of Operations
Years Ended December 31, 2010 and 2009
(in thousands, except per share amounts)

	2010	2009

Revenues	$31,631	$33,223
Cost of goods sold	24,647	27,054
Gross profit	6,984	6,169

Operating expenses:
Selling, general and administrative	15,743	21,003
Professional fees	2,027	2,797
Impairment of property, plant and equipment	1,900	8,845
Impairment of trademarks	-	1,594
Loss on disposal of trademarks, property, plant and equipment	943	202
Provision for doubtful accounts receivable and notes receivable	153	125
Research and development	123	897
Total operating expenses	20,889	35,463

Loss from operations	(13,905)	(29,294)

Other income (expense):
Interest income	156	448
Interest expense	(1,542)	(2,314)
Loss on equity method investments	(42)	(218)
Foreign exchange loss	-	(72)
Warrant liability income (expense)	(349)	2,634
Other income	112	-
Other expense	-	(436)
Total other income (expense)	(1,665)	42

Reorganization expenses:
Professional fees	1,033	180
Loss on disposal of property, plant and equipment	-	3,016
Impairment of property, plant and equipment	-	229
Total reorganization expenses	1,033	3,425
Loss before income taxes	(16,603)	(32,677)
Income tax benefit	935	474
Net loss	(15,668)	(32,203)
Net loss attributable to noncontrolling interest	-	108
Net loss attributable to NutraCea shareholders	$(15,668)	$(32,095)

Loss per share attributable to NutraCea shareholders
Basic	$(0.08)	$(0.17)
Diluted	$(0.08)	$(0.17)

Weighted average number of shares outstanding
Basic	193,196	183,553
Diluted	193,196	183,553

See Notes to Consolidated Financial Statements

Index

NutraCea
Consolidated Statements of Comprehensive Loss
Years ended December 31, 2010 and 2009
(in thousands)

	2010	2009

Net loss	$(15,668)	$(32,203)

Other comprehensive income (loss) - foreign currency translation, net of tax	393	(2,324)

Comprehensive loss, net of tax	(15,275)	(34,527)

Comprehensive loss attributable to noncontrolling interest	-	108

Total comprehensive loss attributable to NutraCea shareholders	$(15,275)	$(34,419)

See Notes to Consolidated Financial Statements

Index

NutraCea
Consolidated Statements of Changes in Equity
Years Ended December 31, 2010 and 2009
(in thousands, except share amounts)

	NutraCea Shareholders
	Common Stock		Accumulated	Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Deficit	Income (Loss)	Interest	Equity
Balance, January 1, 2009	168,124,554	$199,485	$(133,136)	$1,857	$(80)	$68,126

Adoption of ASC 815-40-15	-	-	(3,913)	-	-	(3,913)
Conversion of convertible Series D and Series E preferred stock to common, net of issuance cost	24,560,626	5,162	-	-	-	5,162
Share-based employee and director compensation - options	-	410	-	-	-	410
Share-based consultant compensation - options	-	164	-	-	-	164
Share-based compensation for vendor services	282,500	70	-	-	-	70
Foreign currency translation	-	-	-	(2,324)	-	(2,324)
Contributions	-	-	-	-	32	32
Net loss	-	-	(32,095)	-	(108)	(32,203)
Balance, December 31, 2009	192,967,680	205,291	(169,144)	(467)	(156)	35,524

Share-based employee and director compensation - options	-	1,632	-	-	-	1,632
Share-based consultant compensation options	-	37	-	-	-	37
Share-based compensation for vendor services	2,391,429	472	-	-	-	472
Foreign currency translation	-	-	-	393	-	393
Net loss	-	-	(15,668)	-	-	(15,668)
Balance, December 31, 2010	195,359,109	$207,432	$(184,812)	$(74)	$(156)	$22,390

See Notes to Consolidated Financial Statements

Index

NutraCea
Consolidated Statements of Cash Flows
Years Ended December 31, 2010 and 2009
(in thousands)

	2010	2009
Cash flow from operating activities:
Net loss	$(15,668)	$(32,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,774	6,955
Provision for doubtful accounts receivable and notes receivable	153	125
Impairment of property, plant and equipment	1,900	8,845
Loss on disposal of trademarks, property, plant and equipment	943	202
Share-based compensation	2,141	644
Warrant liability expense (income)	349	(2,634)
Deferred tax benefit	(935)	(474)
Impairment of trademarks	-	1,594
Reorganization expenses	1,033	3,425
Foreign exchange loss	-	57
Loss on equity method investments	42	218
Share-based interest expense	-	861
Changes in operating assets and liabilities:
Accounts receivable	(63)	(65)
Inventories	334	1,024
Other current assets	173	998
Accounts payable and accrued expenses	(1,682)	1,728
Net cash used in operating activities, before reorganization items	(6,506)	(8,700)

Reorganization items:
Reorganization expenses	(1,033)	(3,425)
Loss on disposal of property, plant and equipment	-	3,016
Impairment of property plant and equipment	-	229
Change in accounts payable for reorganization items	198	101
Net cash used for reorganization items	(835)	(79)
Net cash used in operating activities	(7,341)	(8,779)

Cash flows from investing activities:
Proceeds from payments on notes receivable	1,200	823
Purchases of property and equipment	(772)	(1,768)
Proceeds from sale of trademarks, property, plant and equipment	8,872	308
Distributions received from equity method investment	-	950
Proceeds from sale of equity method investment	-	1,675
Restricted cash	-	3,281
Other	(26)	-
Net cash provided by investing activities	9,274	5,269

Cash flows from financing activities:
Payments on redemption of convertible, preferred stock	-	(556)
Proceeds from noncontrolling interest	-	32
Payments of debt	(5,716)	-
Principal proceeds from debt	3,399	37
Net cash used in financing activities	(2,317)	(487)

Effect of exchange rate changes on cash and cash equivalents	(31)	82
Net decrease in cash and cash equivalents	(415)	(3,915)
Cash and cash equivalents, beginning of year	952	4,867
Cash and cash equivalents, end of year	$537	$952

Supplemental disclosures:
Cash paid for interest	$990	$845
Cash paid for income taxes	6	-

See Notes to Consolidated Financial Statements

Index

NutraCea
Notes to Consolidate Financial Statements

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

In connection with the Chapter 11 Reorganization, we entered into a Senior Secured Super-Priority Debtor-In-Possession Credit and Security Agreement (DIP Credit Agreement), successor loan to the Wells Fargo secured borrowing, which was paid in full as of December 31, 2010 (see Note 13).

The liabilities subject to compromise existing at December 31, 2009, became the Parent Company’s payment obligations under the Amended Plan of approximately $7.0 million when the Amended Plan became effective.  As of December 31, 2010, the portion of these obligations remaining unpaid is reflected as pre-petition liabilities in our consolidated balance sheets.  During 2010, $0.6 million of these obligations were paid with proceeds from the sale of the Phoenix, Arizona building (see Note 9).  Interest accrued on the allowed liabilities subject to compromise from November 2009 through November 2010, at an annual rate of 0.38%.  Interest accrues on the unpaid prepetition liabilities at an annual rate of 8.25% beginning in December 2010.

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

Index

NutraCea
Notes to Consolidate Financial Statements

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
•
the greater of (i) $2.2 million or (ii) 40% of the first $5.0 million in net proceeds we receive from the monetization of our interest in Nutra SA, LLC (Nutra SA) plus 50% of any net proceeds over $5.0 million (See Note 5);

•	50% of the net proceeds from the sale of our interest in Rice Science, LLC or Rice Rx LLC (See Note 11);
•	100% of the net proceeds from the sale of any loose (uninstalled) equipment;
•	75% of any prepayments received on the note receivable from Ceautamed Worldwide, LLC (Ceautamed), if any, and all receipts on the note beginning April 1, 2011 (see Note 9);
•	75% of the net proceeds from the sale or monetization of the Lake Charles, Louisiana improvements or Mermentau, Louisiana facility, after payment of professional fees (see Note 9);
•	75% of the net proceeds from the sale or monetization of any other pledged assets;
•	100% of any recoveries from avoidance actions or actions against former officers and directors.

Liquidity and Management’s Plans

The Parent Company and its wholly and majority owned subsidiaries (the Company, “we” or “our”) have experienced recurring losses and negative cash flows from operations.  Due to defaults under our credit agreement with Wells Fargo our credit lines were reduced to approximately $3.5 million as of July 2009, which was the level of the current outstanding loans and obligations at that time.  We also entered into a forbearance agreement with Wells Fargo pursuant to which Wells Fargo agreed to forebear from exercising its rights and remedies with respect to the existing defaults.  We were behind on our payments to vendors and had defaulted on several agreements due to non-payment resulting in declaring bankruptcy as described above.  Although we emerged from bankruptcy in November 2010, we have not yet demonstrated the ability to generate sufficient cash flows from operations to meet our working capital needs.  These factors raise substantial doubt about our ability to continue as a going concern.

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

In the past we have turned to the equity markets for additional liquidity.  This was not a source of funds during 2010 and 2009 due to our financial position, the state of the equity markets and the bankruptcy filing.  However, exiting bankruptcy on November 30, 2010, combined with improving financial performance and equity market conditions, may allow us to raise equity funds in the future.  We intend to provide the necessary cash to continue operations through the monetization of certain assets, growth of sales, and possible equity financing transactions.  Asset monetizations may include some or all of the following:

•	sale or a sale-lease back of certain facilities;
•	sale of a noncontrolling interest in one or more subsidiaries; or
•	sale of surplus equipment.

Some of these sales could result in additional non-cash write downs of asset values.  Although management believes that they will be able to obtain the funds necessary to continue as a going concern there can be no assurances that our efforts will prove successful.  Even if we are able to obtain required funds as described above, the terms of such transactions may not be favorable to us.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Index

NutraCea
Notes to Consolidate Financial Statements

NOTE 2. GENERAL BUSINESS

We are a food ingredient and health company focused on the procurement, processing and refinement of rice bran and derivative products.  We have proprietary intellectual property that allows us to process and convert rice bran, one of the world’s most underutilized food resources, into a highly nutritious ingredient, stabilized rice bran that has applications in various food products.  Our target markets are food manufacturers, nutraceuticals and animal nutrition.  It is also used as a stand-alone product that can be sold through non-related entities with distribution into the market place, both domestically and internationally.  These products include food supplements and nutraceuticals which provide health benefits for humans and animals based on SRB and SRB derivatives.  We believe that SRB products can deliver beneficial physiological effects.  We are continuing to pursue ongoing clinical trials and third party analyses in order to further support the uses for and effectiveness of our products.  In addition, NutraCea has developed a bio-refining approach to processing stabilized rice bran into various value added constituents such as rice bran oil (RBO), defatted rice bran (DRB) and a variety of other valuable derivatives of rice bran.

We have three reportable business segments: (1) Corporate; (2) Stabilized Rice Bran, which manufactures and distributes SRB in various granulations along with products derived from bran via patented enzyme treatment processes including a fat and protein rich water soluble fraction and a fiber rich insoluble fraction; and (3) Bio-Refining, which separates rice bran into crude rice bran oil and defatted rice bran which are then further processed into a number of valuable food and feed products.  Bio-Refining operations consisted of our operation in Brazil in 2010 and 2009.  The Corporate segment includes selling, general and administrative expenses, litigation settlements, and other expenses not directly attributable to other segments.  No corporate allocations are made to the other segments.  Interest is not allocated.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of NutraCea (the Parent Company) and all subsidiaries in which we have a controlling interest.  All significant inter-company accounts and transactions are eliminated in consolidation.  Noncontrolling interests in our subsidiaries are recorded net of tax as net earnings (loss) attributable to noncontrolling interests.

Foreign Currencies - The consolidated financial statements are presented in our reporting currency, U.S. Dollars.  The functional currency for our subsidiary, Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), is the Brazilian Real.  Accordingly, the balance sheet of Irgovel is translated into U.S. Dollars using the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated using the average exchange rates in effect during the period.  Translation differences are recorded in accumulated other comprehensive income (loss) as foreign currency translation.  Gains or losses on transactions denominated in a currency other than the subsidiaries’ functional currency which arise as a result of changes in foreign exchange rates are recorded as foreign exchange gain or loss in the statements of operations.

Cash and Cash Equivalents – We consider all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.  As of December 31, 2010, we maintain our cash, including restricted cash, and cash equivalents, with a major bank.  We maintain cash in bank accounts, which at times may exceed federally insured limits.  We have not experienced any losses on such accounts.

Accounts Receivable and Allowance for Doubtful Accounts – Accounts receivable represent amounts receivable on trade accounts.  The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts and the aging of accounts receivable.  We analyze the aging of customer accounts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  From period to period, differences in judgments or estimates utilized may result in material differences in the amount and timing of our provision for doubtful accounts.  We continue to evaluate our credit policy to ensure that the customers are worthy of terms and support our business plans.

Inventories - Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method.  We employ a full absorption procedure using standard cost techniques.  The standards are customarily reviewed and adjusted annually so that they are materially consistent with actual purchase and production costs.  Provisions for potentially obsolete or slow moving inventory are made based upon our analysis of inventory levels, historical obsolescence and future sales forecasts.

Equity Method Investments - Investments in business entities in which we have the ability to exert significant influence over operating and financial policies (generally 20% to 50% ownership) are unconsolidated entities and are accounted for using the equity method.  Under the equity method, investments are initially recorded at cost and are adjusted for dividends, distributed and undistributed earnings and losses, changes in foreign exchange rates, and additional investments.  Equity method investments are periodically reviewed for other-than-temporary declines in fair value below carrying value.

Long-Lived Assets, Intangible Assets and Goodwill – Long-lived assets, consisting primarily of property, plant and equipment, intangible assets, and goodwill, comprise a significant portion of our total assets.  Property, plant and equipment are stated at cost less accumulated depreciation.  Intangible assets are stated at cost less accumulated amortization.

Index

NutraCea
Notes to Consolidate Financial Statements

The carrying values of property, plant and equipment and intangible assets with finite lives are evaluated periodically in relation to the expected future cash flows of the underlying assets and monitored for other potential triggering events that might indicate impairment.  Adjustments are made in the event that estimated undiscounted net cash flows estimated to be derived from the asset are less than the carrying value of the related asset.  The cash flow projections are based on historical experience, management’s view of growth rates within the industry, and the anticipated future economic environment.

We are required to test goodwill for impairment at least annually (by policy December 31) and more often if an event occurs or circumstances change that more likely than not reduce the fair value of a reporting unit below its carrying value.  In assessing the recoverability of goodwill, we make estimates and assumptions about sales, operating margin, terminal growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data.  There are inherent uncertainties related to these factors and management’s judgment in applying these factors.  The fair value of a reporting unit has been determined using an income approach based on the present value of the future cash flows of each reporting unit.  The goodwill impairment test compares the fair value of individual reporting units to the carrying value of these reporting units.  If fair value is less than carrying value then goodwill impairment may be present.  The market value of our common stock is an indicator of fair value and a consideration in determining the fair value of our reporting units.

Revenue Recognition – We recognize revenue for product sales when title and risk of loss pass to our customers, generally upon shipment for domestic customers and upon customer receipt for international customers and when provisions for estimates, including discounts, and price adjustments are reasonably determinable.  Revenues on the statements of operations are net of provisions for routine sales discounts, volume allowances, and adjustments.  Deposits are deferred until either the product has been shipped or conditions relating to the sale have been substantially performed.

Revenue from direct customers is recognized when shipment of goods occur.  Each transaction is evaluated to determine if all of the following four criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured.  If any of the above criteria cannot be satisfied then such a transaction is not recorded as revenue, or is recorded as deferred revenue and recognized only when the sales cycle is complete and payment is either received or becomes reasonably assured.  We generally do not allow right of return.  Changes in judgments and estimates regarding the application of the above mentioned four criteria might result in a change in the timing or amount of revenue recognized by such transactions.

We sell certain products such as infant cereal through a network of resellers and distributors.  Revenue is recognized from these customers upon shipment of products.  Each transaction is evaluated to determine if all of the following criteria have been met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured.  If collectability is not reasonably assured, then revenue is recognized on a cash basis.  We generally do not allow right of return.

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

Warrant Liability – We have certain warrant agreements in effect that contain anti-dilution clauses.  Under these clauses, we may be required to lower the exercise price on these warrants and issue additional warrants based on future issuances of our common stock, awards of options to employees, additional issuance of warrants, or other convertible instruments below a certain exercise price.  We account for the warrants with these anti-dilution clauses as liability instruments.  These warrants are valued using the Lattice model each reporting period and the resultant change in fair value is recorded in the statements of operations as warrant liability income (expense).

Share-Based Compensation – Share-based compensation expense for employees is calculated at the grant date using the Black-Scholes-Merton valuation model based on awards ultimately expected to vest, reduced for estimated forfeitures, and expensed on a straight-line basis over the requisite service period of the grant.  Forfeitures are estimated at the time of grant based on our historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates.  The Black-Scholes-Merton option pricing model requires us to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management’s judgment regarding market factors and trends.

Index

NutraCea
Notes to Consolidate Financial Statements

We account for share-based compensation awards granted to non-employees and consultants by determining the fair value of the awards granted at either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.  Generally we value options granted to non-employees and consultants using the Black-Scholes-Merton valuation model.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.  The expense of stock awards issued to consultants or other third parties are recognized over the term of service.  In the event services are terminated early or we require no specific future performance, the entire amount is expensed.  The value is re-measured each reporting period over the requisite service period.  Most non-employee awards have graded vesting schedules resulting in higher compensation expense recorded early in the service period.

We early adopted guidance which allows us to treat options granted to employees of foreign subsidiaries as equity options.

We will use alternative valuation models if grants have characteristics that cannot be reasonably estimated using the Black-Scholes-Merton model.

Income Taxes – We account for income taxes by recording a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards.  Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for financial reporting and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards.  A valuation allowance is established, when necessary, to reduce that deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized.

Fair Value of Financial Instruments – Our financial instruments include cash and cash equivalents, accounts and other receivables, the current portion of debt and accounts payable, the fair value of which approximates their carrying value due to their shorter maturities.  The fair value of the long-term portion of debt approximates its carrying value based on interest rates of debt with similar maturities.

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

Effective January 1, 2009, we adopted the provisions of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”) See Note 16 for information on the impact of adoption of these provisions.

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

Index

NutraCea
Notes to Consolidate Financial Statements

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

Reconciliations of the numerators and denominators in the EPS computations follow:

	2010	2009
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to NutraCea shareholders	$(15,668)	$(32,095)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	193,195,640	183,552,999
Effect of dilutive securities outstanding	-	-
Diluted EPS - weighted average number of shares outstanding	193,195,640	183,552,999

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average exercise price of $0.37 and $0.67 )	30,167,026	24,868,747
Warrants (average exercise price of $1.27 and $1.32)	39,109,645	39,809,455

The impacts of certain options and warrants outstanding at December 31, 2010, were not included in the calculation of diluted EPS in 2010 and 2009, because to do so would be antidilutive.  Those securities which were antidilutive in 2010 and 2009, could potentially dilute EPS in the future.

NOTE 5. IRGOVEL AND NUTRA SA MEMBERSHIP INTEREST PURCHASE AGREEMENT

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

Index

NutraCea
Notes to Consolidate Financial Statements

NOTE 6. INVENTORIES

Inventories are composed of the following (in thousands):

	As of December 31,
	2010	2009
Finished goods	$553	$978
Work in process	1,076	499
Raw materials	1,119	1,322
Packaging supplies	246	439
Total inventories	$2,994	$3,238

NOTE 7. ACCOUNTS RECEIVABLE

A summary of the activity in the allowance for doubtful accounts receivable is summarized in the following table (in thousands):

	As of December 31
	2010	2009
Balance, beginning of year	$153	$365
Provision for doubtful accounts receivable	153	39
Accounts written off	(29)	(251)
Balance, end of year	$277	$153

Pursuant to a March 2011 settlement agreement with a former customer, we expect to receive no later than March 31, 2011, $0.8 million in payment of trade accounts receivable written-off as uncollectible prior to 2009.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable and notes receivable.  We perform ongoing credit evaluations on our customers’ financial condition and generally do not require collateral.

One customer accounted for 9.7% of our 2010 revenues and 14.7% of our 2009 revenues.  At December 31, 2010, one customer accounted for 36.1% of our accounts receivable.  At December 31, 2009, another customer accounted for 14.1% of our accounts receivable.

NOTE 8. NOTES RECEIVABLE

As of December 31, 2010 and 2009, notes receivable, net, relates to our note receivable from Ceautamed.  In July 2009, we sold to Ceautamed our investments and rights in Vital Living Inc. (VLI).  These investments included senior secured convertible promissory notes with a principal amount of approximately $4.2 million, 1,000,000 shares of VLI’s series A preferred stock, and rights assigned to us under the original security agreement between VLI and the original holders of the promissory notes.  Total consideration was $3.6 million.  We received $0.2 million of cash and a promissory note for $3.4 million.  The note bore interest at the greater of 2.5% or prime (as defined) plus 1.0%.  The interest rate could not exceed 6.0%.  The note principal was to be repaid in monthly installments of $0.1 million beginning September 2009 and ending July 2012.  One half of accrued and unpaid interest was due in July 2012 with the remainder due August 2012.  Effective March 2011, pursuant to a note modification, the interest rate is fixed at 5.0%, monthly principal installments now extend through August 2012, and interest will be paid in full no later than September 2012.

Provision for Doubtful Notes Receivable

We maintain an allowance for doubtful accounts on the notes receivable.  A summary of the activity in the allowance for doubtful accounts follows (in thousands):

	2010	2009
Balance, beginning of year	$636	$550
Provision for doubtful notes receivable	-	86
Balance, end of year	$636	$636

In 2008, we entered into a promissory note with CURA Pharmaceutical Co. for $0.2 million.  CURA had arranged for the sale of our products, but failed to deliver the collected funds.  We have not received any payments since April 2009.  We have reserved the remaining balance of $0.1 million in 2009.

Index

NutraCea
Notes to Consolidate Financial Statements

In 2006, we entered into promissory notes to VTLV, LLC and VTLV II, LLC totaling $0.5 million to assist them in purchasing secured convertible notes and shares of preferred stock of VLI.  We have received no payments on the notes and reserved the note balances in 2008.  Our current management is unaware of the business reasons for making these loans.

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on the straight-line basis over the estimated useful lives.  Property, plant and equipment consisted of the following (in thousands):

	As of December 31,
	2010	2009	Estimated Useful Lives

Land	$208	$199
Furniture and fixtures	1,461	1,506	5-7 years
Plant	13,369	12,939	30 years
Computer and software	1,628	1,424	3 years
Leasehold improvements	189	189	3-7 years or life of lease
Machinery and equipment	15,239	14,837	7-10 years
Construction in progress	2,081	2,575
Subtotal	34,175	33,669
Less accumulated depreciation	10,121	7,426
Property, plant and equipment, net	$24,054	$26,243

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.  Gains or losses on the sale of property and equipment are reflected in the statements of operations. Depreciation expense was $3.3 million in 2010 and $4.9 million in 2009.

Impairments and Assets Held for Sale

The following is a summary of property, plant and equipment held for sale (in thousands):

	As of December 31,
	2010	2009

Land	$233	$2,928
Plant	1,814	5,569
Machinery and equipment	1,551	4,813
Construction in progress	-	1,241
Assets held for sale - property, plant and equipment	$3,598	$14,551

	As of December 31,
	2010	2009
Dillon facility	$3,598	$4,492
Phoenix building	-	6,000
Phoenix equipment	-	4,059
Assets held for sale - property, plant and equipment	$3,598	$14,551

Dillon Facility

Our Dillon, Montana facility produces certain retail products - RiSolubles, RiFiber and RiBalance.  In addition, Dillon produces infant cereal products under a tolling agreement.  In October 2009, as part of evaluating non-core assets and businesses, management determined that the Dillon facility (which included land, building and equipment) would be offered for sale.  We began to aggressively market the Dillon facility in January 2010 once an agreement to sell the infant cereal business was entered into in December 2009.  A written offer to purchase the facility was received in January 2010 for $5.3 million.  Subsequently, the offer was withdrawn by the prospective buyer.  The net book value of the land, building and equipment as of December 31, 2009, was $4.5 million and no impairment was noted at that time, as we believed we could sell all the assets of Dillon at or above net book value. It is a fully functional facility.

Throughout 2010, we aggressively marketed the facility.  The facility is classified as held for sale as of December 31, 2010.  Based on an evaluation of market conditions and discounted cash flow analyses we recognized an impairment loss of $0.9 million in the fourth quarter of 2010.

Index

NutraCea
Notes to Consolidate Financial Statements

In February 2011, we ceased actively marketing the facility.  We continue to operate the facility for toll processing and are evaluating ways to utilize excess capacity.  As a result, in the first quarter of 2011, we reclassified the Dillon facility to property, plant and equipment and restarted depreciation.

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

Corporate Office

In November 2009, the Bankruptcy Court approved our motion to reject our old corporate office lease and to enter into a new, less expensive, corporate office lease.  We relocated our headquarters in December 2009.  As a result, in 2009, we recorded a $4.0 million loss on disposal of the leasehold improvements and furniture and fixtures associated with the old corporate office.  The loss on disposal was partially off-set by (i) a $1.1 million tenant improvement and moving allowance deferred credit related to the prior lease and (ii) $0.2 million of net proceeds from an auction of the furniture and fixtures.  Since the old corporate lease was rejected under the bankruptcy procedures, the resulting charge has been included within reorganization expenses in the consolidated statements of operations.  In addition, we recorded a non-cash charge of $0.2 million related to furniture and fixtures relocated to the new corporate office.

NOTE 10. INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	As of December 31, 2010			As of December 31, 2009
	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value	Estimated Useful Lives

Patents	$2,703	$1,039	$1,664	$2,672	$806	$1,866	17 years domestic, 20 years foreign
Trademarks	4,231	1,728	2,503	4,787	1,770	3,017	7 years domestic, 7 years foreign
Customer lists	4,205	2,076	2,129	4,153	1,357	2,796	7 years
	$11,139	$4,843	$6,296	$11,612	$3,933	$7,679

Amortization expense was $1.5 million in 2010 and $2.0 million in 2009.  Amortization expense is expected to be $1.5 million in 2011, $1.4 million in 2012, $1.3 million in 2013, $1.2 million in 2014 and $0.4 million in 2015.

Index

NutraCea
Notes to Consolidate Financial Statements

Impairment

In July 2009, we decided to sell our animal nutrition product related equine trademarks in order to stop competing with major customers.  We initiated discussions with several potential buyers to sell a supply agreement and the trademarks for $0.8 million.  An offer of $0.7 million was received from an existing customer of equine products in December 2009.  The $2.2 million net book value of the trademarks was reduced to $0.7 million, with impairment charges totaling $1.5 million in 2009.  The equine trademarks representing a value of $0.7 million were classified as assets held for sale–trademarks as of December 31, 2009.

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

NOTE 11. EQUITY METHOD INVESTMENTS AND OTHER INVESTMENTS

Equity Method Investments

Our equity method investment as of December 31, 2010 and 2009, is related entirely to our investment in Grain Enhancement, LLC.  Loss on equity method investments is comprised of the following (in thousands):

	2010	2009

PIN	$-	$(29)
Grain Enhancement	(42)	(51)
RRX	-	(138)
Loss on equity method investments	$(42)	$(218)

PIN

In 2009, we entered into an agreement to sell our 51% interest in PT Panganmus Inti Nusantara (PIN), an Indonesian company, to a buyer.  The buyer agreed to pay us $1.7 million thus completely liquidating our ownership in PIN.  As a result, we recorded an impairment charge in 2008 to reduce the PIN investment to $1.7 million.  In 2009, we received $1.6 million in cash, which was net of $0.1 million representing taxes withheld.  We wrote-off the taxes withheld in 2009.

Grain Enhancement, LLC

In June 2007, we established, along with Pacific Holdings Advisors Limited (PAHL) and two other entities, Grain Enhancement, LLC (GE), a Delaware limited liability company.  The equity position in GE of the four entities was: 47.5% for NutraCea, 47.5% for PAHL, and 3.333% and 1.6667% for the other two entities.  We and PAHL are designated as class A members, and the other two entities are designated as class B members.  Only class A members are allowed to participate on the GE finance committee, and are the only members required to make capital contributions to GE.  The purposes of GE were: (i) to sublicense or otherwise acquire from PAHL all of the rights granted to PAHL under the license agreement; (ii) within the territory, to establish, construct, and operate one or more rice bran stabilization facilities utilizing the proprietary licensed technologies; (iii) to manufacture, distribute, sell, advertise, promote, market and otherwise commercialize SRB products throughout the territory; and (iv) to engage in any and all other activities reasonably related to the foregoing.  In October 2009, we received a distribution of $1.0 million in available cash from GE to meet cash requirements.  Currently there are no ongoing operational GE activities and there are no commitments on our part to make additional investments in GE.

Rice Rx LLC

In December 2007, we formed Rice Rx LLC (RRX), a Delaware limited liability company, with Herbal Science Singapore Pte. Ltd. (HS), a Singapore corporation.  We formed RRX to obtain all of the rights granted to HS with regard to patentable pharmaceuticals under a license agreement between us and HS and to develop, patent, own, market, distribute, and otherwise commercialize the patentable pharmaceuticals.  We have a 50% interest in RRX and HS has a 50% interest in RRX.  Since inception through December 31, 2010, capital contributions of $0.1 million had been made by each party.

Index

NutraCea
Notes to Consolidate Financial Statements

Other Investments

Rice Science, LLC

In December 2007, we formed Rice Science, LLC (RS), a Delaware limited liability company, with HS.  We formed RS to acquire from HS certain isolates license rights with the intent to commercialize and sell SRB isolates.  We hold an 80% interest and HS has a 20% interest in the operating results. In February 2009, we withdrew $0.9 million in available cash from RS to meet cash requirements.  HS’ share of the losses of RRX are accounted for as a noncontrolling interest.

NOTE 12. SETTLEMENT WITH HERBAL SCIENCE

In March 2010, HS filed a proof of claim against the Parent Company in the amount of $1.5 million in the Chapter 11 Reorganization.  In November 2010, we entered into a stipulated settlement agreement with HS and certain affiliates, which was subsequently approved by the Bankruptcy Court.  The stipulation provides that, by no later than January 2011, we will pay HS $0.9 million.  Upon HS’s receipt of the payment:

a.	We will assume the RRX and RS limited liability company agreements, together with a related supply agreement and license agreements, and the proof of claim will be deemed satisfied;
b.	HS will assign to us all of its interests in the RRX and RS limited liability companies;
c.	HS and the affiliates will assign to us any interest they have in the patentable pharmaceuticals, SRB isolates and related intellectual property;
d.	HS will assign to us the supply agreement, the license agreement and certain related research and development agreements;
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

NOTE 13. DEBT

The following table summarizes current and long-term portions of notes payable and long-term debt (in thousands):

	As of December 31,
	2010	2009
Domestic:
Customer list purchase	$993	$1,411
Supplier note	177	292
Facility lease	-	52
Wells Fargo DIP Credit Agreement - revolving line of credit	-	460
Wells Fargo DIP Credit Agreement - real estate loan	-	3,589
	1,170	5,804
Foreign:
Equipment financing	290	360
Working capital lines of credit	4,404	1,062
Special tax program	4,470	4,472
Other obligations	266	901
	9,430	6,795
Total debt	10,600	12,599
Current portion	3,235	6,642
Long-term portion	$7,365	$5,957

Index

NutraCea
Notes to Consolidate Financial Statements

Required future minimum payments on our long-term debt as of December 31, 2010, are as follows: $3.2 million in 2011; $1.6 million in 2012; $1.6 million in 2013; $1.3 million in 2014; and $0.3 million in 2015 and $2.6 million thereafter.

Domestic

In 2008, we entered into a purchase agreement to acquire a customer list for $3.1 million.  We paid $1.0 million at the time of purchase and the remaining amount of $2.1 million was due in twelve quarterly payments of $0.2 million beginning March 1, 2009.  The imputed interest rate used on the remaining balance was 8%.  In May 2009, we amended the customer list purchase agreement due to our failure to comply with the payment terms of the original agreement.  Under the amended agreement, we continue to take orders from the customers on the list.  We were required to pay $0.1 million by June 2009, and to have all cash receipts from customers on the list be deposited into a bank account controlled by the seller of the list.  Any profits (amounts in excess of the cost of goods sold) generated from the cash receipts are applied towards the outstanding principal amount.  The quarterly minimum amount required under this amendment was $0.1 million beginning June 2009.  We are required to fund any shortfall to the minimum quarterly amount.  The obligation is unsecured.

In August 2009, we entered into a promissory note with a supplier for $0.3 million for goods supplied.  The note bears interest at 18.0%.  The payments on the note are based upon an assessment fee of $25 per ton charged for each ton of rice bran purchased from the supplier during the month.

Well Fargo

In December 2008, we entered into a credit and security agreement with Wells Fargo Bank, NA. (Wells Fargo).  The credit arrangement consisted of three separate credit facilities, bearing interest at rates ranging from 2.5% to 3.0%.

In July 2009, due to an event of default, the interest rate increased by 3.0%, and then ranged from 5.5% to 6.0%.  At the time of the notice of default, we owed approximately $3.3 million under the credit facilities, including interest.  In July 2009, we cured the default by entering into a forbearance agreement with Well Fargo and an amendment to the credit and security agreement which provided for a revolving line of credit of up to $1.5 million, at an interest rate of prime plus 5.5% to 6.0%.

In connection with the Chapter 11 Reorganization, we entered into a senior secured super-priority debtor-in-possession credit and security agreement (DIP Credit Agreement) with Wells Fargo.  The DIP Credit Agreement provided for (i) up to a $2.5 million revolving loan and letter of credit facility and (ii) up to a $4.25 million term loan with both financing facilities subject to specific borrowing bases.  The proceeds of the loans and other financial accommodations incurred under the DIP Credit Agreement were used to satisfy the outstanding obligations under the forbearance agreement, pay certain transactional expenses and fees, and support working capital needs.

Advances under the DIP Credit Agreement facilities bore interest at rates of 9.5% to 10.0% per year.

Under the DIP Credit Agreement, as amended, we expensed in $0.1 million in bank fees in 2010 and $0.1 million in bank fees in 2009.  In addition, in 2009, we expensed fees associated with the original credit and security agreement and forbearance agreement totaling $0.4 million.  Using the proceeds from the sale of the cereal product equipment and the sale of the Phoenix, Arizona facility, the DIP Credit Agreement was paid in full as of September 2010, and the facilities were terminated.

Foreign

All foreign debt is denominated in the Brazilian Real and relates to our Bio-Refining segment.

Irgovel has entered into certain equipment financing arrangements with interest rates that range from 14.4% to 16.1% and are payable through December 2013, secured by the related equipment.

Irgovel has working capital lines of credit secured by accounts receivables.  The interest rates range from 6.0% to 26.4% with maturities through June 2012.

Irgovel has an unsecured notes payable for Brazilian federal and social security taxes under a special Brazilian government tax program.  Amounts due under the special tax program are part of an amnesty program relative to unpaid taxes that existed prior to our acquisition of Irgovel in 2008.  Principal and interest payments are due monthly through 2024 and bear an interest rate of 9.7%.

Index

NutraCea
Notes to Consolidate Financial Statements

NOTE 14. OTHER LONG-TERM LIABILITIES

In 2007, we closed on the sale of certain products to a purchaser.  The applicable criteria for revenue recognition were not met at that time.  The $1.0 million deposit we received in that transaction was provided to the purchaser through a loan from a person who was one of our former officers and, at the time, was consulting for us.  The deposit is recorded as an other long-term liability in the consolidated financial statements.  This liability will be extinguished upon the resolution of any legal matters associated with the transaction.

NOTE 15. INCOME TAXES

Deferred tax assets (liabilities) are comprised of the following (in thousands):

	As of December 31,
	2010	2009
Deffered tax assets:
Net operating loss carryforwards	$42,406	$38,634
Allowance for doubtful accounts	254	61
Stock options and warrants	2,822	2,138
Intangible assets	378	87
Property, plant and equipment	3,233	2,763
Capitalized expenses	1,312	1,431
Other	682	386
Deferred tax assets	51,087	45,500
Less: Valuation allowance	(50,519)	(45,235)
Net deferred tax assets	568	265
Deffered tax liabilities:
Intangible assets	(1,155)	(1,384)
Property, plant and equipment	(3,482)	(3,836)
Other	-	(155)
Net deferred tax liabilities	(4,637)	(5,375)
	$(4,069)	$(5,110)

Deferred tax asset - current	$292	$-
Deferred tax liability - long-term	(4,361)	(5,110)
	$(4,069)	$(5,110)

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes.  We have determined it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly we have provided a valuation allowance for deferred tax assets.  Our valuation allowance is on domestic deferred tax assets.  The change in valuation allowance of approximately $5.3 million in 2010 is primarily due to the net losses from operations and the impairment charges to various long-lived assets.

As of December 31, 2010, net operating loss carryforwards for federal tax purposes totaled $112.1 million and expire at various dates from 2011 through 2030.  Net operating loss carryforwards for state tax purposes totaled $75.7 million as of December 31, 2010, and expire at various dates in 2011 through 2030.  As of December 31, 2010, net operating loss carryforwards for foreign tax purposes totaled $0.7 million and do not expire.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended and similar state regulations.  The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

We are subject to taxation in the U.S. and various states.  We record liabilities for income tax contingencies based on our best estimate of the underlying exposures.  The Internal Revenue Services (IRS) initiated an audit of our 2006 tax return.  We cannot currently estimate the impact of the audit.  We are open for audit by the IRS for years after 2006 and, generally, by U.S. state tax jurisdictions since our inception in 1998.  We are open for audit by the Brazilian tax authorities for years after 2005.

Index

NutraCea
Notes to Consolidate Financial Statements

Loss before income taxes is comprised of the following (in thousand):

	2010	2009

Foreign	$(2,722)	$(1,690)
Domestic	(13,881)	(30,987)
Loss before income taxes	$(16,603)	$(32,677)

Foreign earnings are assumed to be permanently reinvested.  U.S. federal income taxes have not been provided on undistributed earnings of our foreign subsidiary.

The income tax benefit of $0.9 million in 2010 and $0.5 million in 2009 is foreign deferred taxes

Reconciliations between the amount computed by applying the U.S. federal statutory tax rate (34%) to loss before income taxes, and income tax benefit follows (in thousands):

	2010	2009

Income tax benefit at federal statutory rate	$(5,645)	$(11,110)
Increase (decrease) resulting from:
State tax benefit, net of federal tax effect	(690)	(1,902)
Change in valuation allowance	5,283	13,261
Nontaxable fair value adjustment	119	(940)
True-up to tax return	-	(181)
Nondeductible expenses	8	298
Foreign taxes	(10)	100
Income tax benefit	$(935)	$(474)

We have not identified any uncertain tax positions requiring a reserve as of December 31, 2010 or 2009.

NOTE 16. WARRANT LIABILITY

The following table is a summary of activity for warrants subject to liability treatment:

	Shares Exercisable	Weighted Average Exercise Price
Warrants subject to liability treatment, January 1, 2009:
Series D Warrants	4,545,455	$0.55
Adoption of ASC 815-40-15 - warrants with anti-dilution clauses	28,722,848	1.77
2009 Exchange of Warrants:
Series D Warrants cancelled	(4,545,455)	0.55
Series E Warrants issued	4,545,455	0.30
Warrants issued in 2009 in connection with anti-dilutive warrant triggering events	9,532,638	0.93
Warrants subject to liability treatment, December 31, 2009	42,800,941	1.24
Warrants expired in 2010	(2,916,818)	0.64
Warrants subject to liability treatment, December 31, 2010	39,884,123	$1.28

Warrants with Anti-Dilution Clauses

We have certain outstanding warrant agreements in effect that contain anti-dilution clauses.  Under these clauses, based on future issuances of our common stock, awards of options to employees, additional issuance of warrants, or other convertible instruments below a certain exercise price, we may be required to lower the exercise price on these existing warrants and issue additional warrants.

Effective January 1, 2009, we adopted the provisions of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”).

Index

NutraCea
Notes to Consolidate Financial Statements

As a result of adopting this guidance, warrants to purchase 28,722,848 shares of our common stock previously treated as equity were no longer afforded equity treatment.  We determined that the anti-dilution provision built into these outstanding warrants should be considered for derivative accounting.  The new guidance requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, asset or liability. Under the provisions of the new guidance, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires.  We determined that, because of the anti-dilution provision associated with the outstanding warrants, they no longer met the criteria for equity accounting through the revised criteria.  The new guidance provides for transition implementation which requires the cumulative effect of the change in accounting principle be recognized as an adjustment to retained earnings and other impacted balance sheet items as of January 1, 2009. The cumulative-effect adjustment is the difference between the amounts recognized prior to adoption and amounts recognized at adoption assuming this guidance had been applied from the issuance date of the warrants.

Accordingly, at January 1, 2009, we determined that the warrants should be accounted for as derivative liabilities. The warrants were valued using the Lattice model.  The impact of adoption was an increase in accumulated deficit of $3.9 million, and an increase in warrant liabilities of $3.9 million.

In July 2009, our current chief executive officer was granted options at an exercise price which triggered issuance of additional warrants with anti-dilution clauses.  As a result we issued 6,966,580 additional warrants at a weighted average exercise price of $0.60 to existing holders.

Warrant liability was $0.9 million as of December 31, 2009, resulting in warrant liability income of $3.1 million, or earnings per share impact of $0.02, included in other income (expense) for 2009, for all warrants with anti-dilution clauses.

Warrant liability was $0.7 million as of December 31, 2010, resulting in warrant liability income of $0.2 million included in other income (expense) for 2010, for all warrants with anti-dilution clauses.

Series D Warrants and Series E Warrants

During October 2008, we issued to two institutional investors shares of Series D Convertible Preferred Stock and five-year warrants to purchase 4,545,455 shares of our common stock (Series D Warrants).  Each warrant entitled the investor to purchase 909.09 shares of our common stock at an exercise price of $0.55 per share.  We issued 4,545,455 Series D Warrants under an effective registration statement in October 2008.  The warrants were silent as to any penalties should we be unable to maintain the effectiveness of the registration and accordingly, the warrants should have been recorded as a liability as of their issuance date and December 31, 2008.  We had not previously accounted for these warrants as separate instruments.

We recorded the fair value of the 4,545,455 Series D Warrants totaling $1.2 million as warrant liability, or earnings per share impact of $0.0.1, and the corresponding expense, as of January 1, 2009.  In May 2009, the Series D Warrants were exchanged for the same number of Series E Warrants.  The fair value related to the Series E Warrants was $0.4 million as of December 31, 2009.  The Series D Warrants and Series E Warrants were valued using the Lattice model.  The net warrant liability expense associated with the Series D Warrants and the Series E warrants is $0.4 million for the year ended December 31, 2009, namely the $1.2 million of initial expense recorded on January 1, 2009, offset by income of $0.8 million representing the change in the warrant liability value from January 1, 2009 to December 31, 2009.  We determined that recording the $1.2 million warrant expense in the first quarter of 2009, instead of recording that expense in the fourth quarter of 2008 does not materially misstate the financial statements of any periods affected.

Exchange of Series D Warrants for Series E Warrants in May 2009 resulted in a triggering event that required issuance of additional warrants with anti-dilution clauses.  The Company issued 2,566,058 of additional warrants at a weighted average exercise price of $1.82 to the existing holders.

Warrant liability for the Series E Warrants was $0.9 million as of December 31, 2010, resulting in warrant liability expense of $0.5 million for 2010 for Series E Warrants.

Assumptions

The Lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants.  As of January 1, 2009, we estimated two future equity instruments issuances and assessed probability between 10%-50%.  As of December 31, 2009, we estimated one future equity instruments issuance and assessed a probability of 10%.  As of December 31, 2010, we estimated two future equity instruments issuances and assessed a probability of 25%-67%.  Additional assumptions that were used to calculate fair value are as follows.

Index

NutraCea
Notes to Consolidate Financial Statements

	December 31, 2010	December 31, 2009	January 1, 2009

Risk-free interest rate	0.15% - 1.27%	0.34% - 2.44%	0.66% - 1.50%
Expected volatility	91%	111%	93%
Expected life (years)	0.36 - 3.5	0.76 - 4.50	1.75 - 4.80
Annual dividend yield	$-	$-	$-

NOTE 17. CONVERTIBLE PREFERRED STOCK

As of January 1, 2009, there were 4,945 outstanding shares of Series D Convertible Preferred Stock (Series D Preferred Stock).  During 2009, we redeemed 2,202 shares of Series D Preferred Stock prior to May 2009.

In May 2009, we entered into two exchange agreements with the holders of the Series D Preferred Stock.  The agreements provided for the cancellation of all of the 2,743 then outstanding shares of its Series D Preferred Stock and 4,545,455 outstanding Series D Warrants, in exchange for 2,743 shares of its Series E Convertible Preferred Stock (Series E Preferred Stock) and new warrants to purchase 4,545,455 shares of its common stock (Series E Warrants).  The terms of the Series E Warrants were substantially similar to the terms of the Series D Warrants, except that the per share exercise price of the Series E Warrants was $0.20 and the termination date of the Series E Warrants is May 7, 2014.  The conversion of Series E Preferred Stock was based on a formula which used the stated value of the Series E Preferred Stock of $1,000 plus any accrued dividend divided by the exercise price of $0.30.  Additionally, the redemption and payment of accrued dividends was accelerated to being payable in three equal monthly installments due on June 1, 2009, July 1, 2009 and August 1, 2009.

As of August 2009, we had redeemed all of the Series D Preferred Stock and Series E Preferred Stock and paid the related dividends.  We issued 24,560,626 shares of common stock from February through August 2009 for the redemption including dividends.  In 2009, cash paid for dividends was $0.1 million and for the redemptions was $0.6 million.  The common stock issued in 2009 for the redemptions had a market value of $4.4 million and the common stock issued in 2009 for dividends had a market value of $0.8 million.  The dividends are recorded as interest expense in our consolidated financial statements.

NOTE 18. EQUITY AND SHARE-BASED COMPENSATION

Our board of directors adopted our 2010 Equity Incentive Plan (2010 Plan) in February 2010.  A total of 25,000,000 shares of common stock are initially reserved for issuance under the 2010 Plan.  The amount reserved increases annually by 5% each January.  Under the terms of the 2010 Plan, we may grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services on such terms as are determined by the board of directors.  Our board of directors administers the 2010 Plan, determines vesting schedules on plan awards and may accelerate the vesting schedules for award recipients.  The options granted under the 2010 Plan have terms of up to 10 years.

Our board of directors adopted the 2005 Equity Incentive Plan (2005 Plan) in May 2005 and our shareholders approved the 2005 Plan in September 2005.  Under the terms of the 2005 Plan, we may grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services on such terms as are determined by the board of directors.  Our board of directors administers the 2005 Plan, determines vesting schedules on plan awards and may accelerate their schedules for award recipients.  Options granted under the 2005 Plan have terms of up to 10 years.

In October 2003, the board of directors approved and adopted the 2003 Stock Compensation Plan (2003 Plan) and authorized our president to execute a registration statement under the Securities Act of 1933.

The status of the various plans is as follows:

	As of December 31, 2010
	2010 Plan	2005 Plan	2003 Plan

Initially reserved	25,000,000	10,000,000	10,000,000
Options and stock granted since inception	(23,432,253)	(11,242,274)	(10,019,137)
Forfeited, expired or cancelled since inception	750,000	1,638,399	22,930
Available for issuance	2,317,747	396,125	3,793

We have outstanding a total of 13,248,983 options awarded to current and former directors, employees and consultants at various times beginning in 2001 through 2009 that do not fall under the plans described above.  Expiration periods, typically ten years, and other terms of these non-plan specific options are not materially different from those issued under a plan.

Share-based compensation expenses are included in selling, general and administrative expenses in the consolidated statements of operations, and consisted of the following (in thousands):

Index

NutraCea
Notes to Consolidate Financial Statements

	2010	2009

Consultants	$37	$164
Directors	135	81
Employees	410	92
Executive officers	1,087	237
Total share-based compensation expense - options	$1,669	$574

The following are the weighted-average assumptions used in valuing the stock options:

	2010	2009

Weighted average fair value of options granted	$0.13	$0.13
Volatility	114.3%	102.7%
Risk free interest rate	1.5%	2.1%
Expected life of options (in years)	5.8	5.4
Expected dividends	-	-
Forfeitures	5-10%	5-10%

We have never declared or paid dividends on our common stock and have no plans to pay dividends in the foreseeable future.

The following are summaries of option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding, January 1, 2009	25,193,477	$0.80	4.4	-
Granted	9,362,625	0.21
Exercised	-
Forfeited, expired or cancelled	(9,967,151)	1.04		-
Outstanding, December 31, 2009	24,588,951	0.49	5.4	-
Granted	23,638,503	0.20
Exercised	-
Forfeited, expired or cancelled	(2,742,343)	0.87		-
Outstanding, December 31, 2010	45,485,111	$0.30	7.0	-

	Employees and Directors		Consultants
	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Total Number of Options

Outstanding, January 1, 2009	$0.69	18,860,305	$1.12	6,333,172	25,193,477
Granted	0.21	9,042,625	0.20	320,000	9,362,625
Forfeited, expired or cancelled	1.13	(5,181,130)	0.94	(4,786,021)	(9,967,151)
Exercised	NA	-	NA	-	-
Outstanding, December 31, 2009	0.41	22,721,800	1.46	1,867,151	24,588,951
Granted	0.20	23,068,503	0.20	570,000	23,638,503
Forfeited, expired or cancelled	0.78	(2,078,727)	1.18	(663,616)	(2,742,343)
Exercised	NA	-	NA	-
Outstanding, December 31, 2010	$0.28	43,711,576	$1.16	1,773,535	45,485,111

Exercisable, December 31, 2010	$0.30	28,014,506	$1.16	1,723,535	29,738,041
Exercisable, December 31, 2009	$0.48	16,564,996	$1.46	1,817,151	18,382,147

Index

NutraCea
Notes to Consolidate Financial Statements

The following table summarizes information related to outstanding and exercisable options:

	As of December 31, 2010
	Outstanding			Exercisable
Range of exercise prices	Number of Options	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.20	31,172,467	8.7	$0.20	15,862,897	8.1	$0.20
$0.21 to $0.49	12,254,109	3.5	0.29	11,816,609	3.6	0.30
$0.50 to $0.99	175,000	2.4	0.86	175,000	2.4	0.86
$1.00 to $1.49	975,000	2.8	1.35	975,000	2.7	1.35
$1.50 to $1.99	500,000	2.5	1.50	500,000	2.5	1.50
$2.00 to $2.99	-	-	-	-	-	-
$3.00 to $3.49	200,000	1.3	3.03	200,000	1.3	3.03
$3.50 to $3.99	175,000	6.5	3.83	175,000	6.5	3.83
$4.00 to $9.99	-	-	-	-	-	-
$10.00	33,535	0.9	10.00	33,535	0.9	10.00
$0.20 to $10.00	45,485,111	7.0	$0.30	29,738,041	6.0	$0.35

In July 2010, we modified 3,045,347 outstanding options, which had been awarded to employees.  The exercise price of the options was lowered to $0.20 per share from a weighted average $0.40 per share.  The stock price on the date of the re-pricing was $0.12 per share.  No other terms of the options were modified.  We recorded expense of less than $0.1 million in 2010, representing the difference between the fair value of the options before and after the modification.  Total unrecognized compensation increased less than $0.1 million as a result of the modification.

The total fair value of options vested during 2010 and 2009 was $1.6 million and $1.0 million. As of December 31, 2010, there was $2.4 million of total unrecognized compensation expense related to outstanding non-vested options to be recognized over a weighted average period of 2.4 years.

In December 2010, we reached an agreement to settle all potential claims associated with the employment of Brad Edson, our former chief executive officer.  The agreement was subject to the approval of the Bankruptcy Court and we received approval in January 2011.  As part of the settlement, he was required to forfeit 6,000,000 options granted in 2004 along with any stock holdings.  The options had an exercise price of $0.30 per share and were outstanding and exercisable as of December 31, 2010 and 2009.

In March 2011, we reached an agreement to settle all potential claims associated with employment of Todd Crow, our former chief financial officer.  As part of the settlement, he was required to forfeit 1,662,942 options.  The agreement is subject to the approval of the Bankruptcy Court.  The options had an average exercise price of $0.37 per share and were outstanding and exercisable as of December 31, 2010 and 2009.

Equity Warrants

We issued to investors certain warrants that do not contain anti-dilution features and hence, qualify as equity warrants.  We valued these warrants using the Black-Scholes-Merton model upon issuance.  As of December 31, 2010, there were 545,454 of these outstanding with a weighted average exercise price of $0.86 and an expected life of 2.4 years.  During 2010, 1,000,000 of these warrants expired.  As of December 31, 2009, there were 1,545,454 of these outstanding with a weighted average exercise price of $0.69 and an expected life of 1.8 years.  Data for these warrants is not included in the tables above.

Other Equity Transactions

During 2010, we issued 2,391,429 shares of common stock to vendors in payment for services.  The shares were valued at $0.5 million, based on the market price of our common stock on the date the shares were issued.

NOTE 19. COMMITMENTS AND CONTINGENCIES

Purchase and Supply Commitments

In January 2011, Irgovel entered into a commitment to supply $0.4 million of crude rice bran oil each month from April 2011 to December 2011.  The commitment represents approximately 50% of Irgovel’s crude oil production capacity.

Index

NutraCea
Notes to Consolidate Financial Statements

In January 2011, Irgovel entered into equipment purchase commitments totaling $5.6 million.  The equipment is part of a capital project to expand production capacity and improve operational efficiency.  We expect to pay for this equipment during the first nine months of 2011.

Employment Contracts

We have entered into employment and other agreements with certain executives and other employees that provide for compensation and certain other benefits.  These agreements provide for severance payments under certain circumstances.

In the normal course of business, we periodically enter into employment agreements which incorporate indemnification provisions.  While the maximum amount to which we may be exposed under such agreements cannot be reasonably estimated, we maintain insurance coverage, which we believe will effectively mitigate our obligations under these indemnification provisions.  No amounts have been recorded in the consolidated financial statements with respect to any obligations under such agreements.

Leases

We lease certain properties under various operating lease arrangements that expire over the next twenty four years.  These leases generally provide us with the option to renew the lease at the end of the lease term.  Future minimum payments under these commitments as of December 31, 2010, are as follows: $0.4 million for 2011; $0.2 million for 2012; $0.2 million for 2013; $0.1 million for 2014; $0.1 million in 2015 and $1.1 million thereafter.

We incurred lease expense of $0.5 million and $1.6 million for 2010 and 2009.

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

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Parent Company has not been served with any formal notices in regard to this matter so far.  To date, only Irgovel has received formal legal notice.  In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration.  As part of the Purchase Agreement $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of December 31, 2010 and 2009, the balance in the escrow account was $1.9 million and is included in restricted cash in the consolidated balance sheets.  There is an offsetting liability in accrued expenses in our consolidated balance sheets as of December 31, 2010 and 2009.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

Index

NutraCea
Notes to Consolidate Financial Statements

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

Index

NutraCea
Notes to Consolidate Financial Statements

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

NOTE 20. EMPLOYEE BENEFIT PLAN

Substantially all U.S. based employees are eligible to participate in the NutraCea 401(k) Profit Sharing Plan.  Safe harbor contributions to the plan are a mandatory 3.0% of the qualified employees’ gross salary, regardless of whether or not the employee makes elective deferrals.  In addition to any safe harbor contributions, we may make matching contributions, discretionary profit sharing contributions and qualified non-elective contributions.  Safe harbor contributions were $0.1 million for 2010 and $0.2 million for 2009.  We made no matching contributions for 2010 or 2009.

NOTE 21. SEGMENT INFORMATION

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

Index

NutraCea
Notes to Consolidate Financial Statements

The table below presents segment information for the years identified and provides a reconciliation of segment information to total consolidated information (in thousands):

	2010
	Corporate		SRB (1)		Bio-Refining (2)	Consolidated

Revenues	$-		$11,908		$19,723	$31,631
Cost of goods sold	-		7,510		17,137	24,647
Gross profit	-		4,398		2,586	6,984
Depreciation and amortization (in selling, general and administrative)	(218	) (5)	(1,420)		(1,192)	(2,830)
Impairment of property, plant and equipment	-		(1,900)		-	(1,900)
Loss on disposal of trademarks, property, plant and equipment	-		(943)		-	(943)
Other operating expenses	(8,737	) (6)	(3,114)		(3,365)	(15,216)
Loss from operations	$(8,955)		$(2,979)		$(1,971)	$(13,905)

Net loss attributable to NutraCea shareholders	$(10,860)		$(3,021)		$(1,787)	$(15,668)
Interest expense	(616)		-		(926)	(1,542)
Depreciation (in cost of goods sold)	-		(447	) (7)	(1,497)	(1,944)
Purchases of property and equipment	33		92		647	772
Property, plant and equipment, end of period	1,996		9,337		12,721	24,054
Assets held for sale, end of period	-		3,598		-	3,598
Goodwill, end of period (3)	-		-		5,835	5,835
Intangible assets, net, end of period	-		2,901		3,395	6,296
Total assets, end of period	7,143		17,308		28,773	53,224

	2009
	Corporate		SRB (1)		Bio-Refining (2)	Consolidated

Revenues	$-		$14,491		$18,732	$33,223
Cost of goods sold	-		11,116		15,938	27,054
Gross profit	-		3,375	(4)	2,794	6,169
Depreciation and amortization (in selling, general and administrative)	(935	) (5)	(2,418)		(1,038)	(4,391)
Impairment of property, plant and equipment	-		(8,845)		-	(8,845)
Impairment of trademarks	-		(1,594)		-	(1,594)
Loss on disposal of trademarks, property, plant and equipment	-		(202)		-	(202)
Other operating expenses	(11,975	) (6)	(5,232)		(3,224)	(20,431)
Loss from operations	$(12,910)		$(14,916)		$(1,468)	$(29,294)

Net loss attributable to NutraCea shareholders	$(16,057)		$(14,822)		$(1,216)	$(32,095)
Interest expense	(1,402)		-		(912)	(2,314)
Depreciation (in cost of goods sold)	-		(1,443	) (7)	(1,121)	(2,564)
Purchases of property and equipment	569		796		403	1,768
Property, plant and equipment, end of period	1,790		10,888		13,565	26,243
Assets held for sale, end of period	-		15,201		-	15,201
Goodwill, end of period (3)	-		-		5,626	5,626
Intangible assets, net, end of period	-		3,609		4,070	7,679
Total assets, end of period	8,809		33,134		28,225	70,168

(1)	The SRB segment was formerly referred to as “NutraCea”.
(2)	The Bio-Refining segment was formerly referred to as “Irgovel”.
(3)	All changes in goodwill between December 31, 2009 and December 31, 2010, relate to foreign currency translation.
(4)	SRB segment gross profit in 2009 included $0.5 million in obsolete inventory write-offs.
(5)	Corporate depreciation related to leasehold improvements decreased $0.7 million for our corporate headquarters. We relocated in January 2010.
(6)	Corporate other operating expenses in 2010 includes $1.2 million less in rents as a result of the relocation of our corporate headquarters and includes $1.0 million less in payroll and related costs.
(7)
SRB depreciation in 2009 includes depreciation on the Dillon facility of $0.9 million.  There was no depreciation on the Dillon facility in 2010 while the Dillon facility was classified as held for sale.

Index

NutraCea
Notes to Consolidate Financial Statements

The following tables present data by geographic area (in thousands):

	2010	2009

United States	$9,548	$11,685
Brazil	16,497	18,138
Other international	5,586	3,400
Total revenues	$31,631	$33,223

	As of December 31,
	2010	2009

United States	$11,333	$12,678
Brazil	12,721	13,565
Total property, plant and equipment, net	$24,054	$26,243

NOTE 22. FAIR VALUE MEASUREMENT

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Certain assets and liabilities are presented in the financial statements at fair value.  Assets and liabilities measured at fair value on a recurring basis include warrant liability.  Assets and liabilities measured at fair value on a non-recurring basis include held-for-sale property, plant and equipment and held-for-sale intangibles.

We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:

•	Level 1 inputs include quoted prices for identical instruments and are the most observable.

•	Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves.

•	Level 3 inputs are not observable in the market and include management's judgments about the assumptions market participants would use in pricing the asset or liability.

The following table summarizes the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

		As of December 31, 2010
		Level 1	Level 2	Level 3	Total

Warrant liability	(1)	$-	$-	$1,628	$1,628
Total liabilities at fair value		$-	$-	$1,628	$1,628

		As of December 31, 2009
		Level 1	Level 2	Level 3	Total

Warrant liability	(1)	$-	$-	$1,279	$1,279
Total liabilities at fair value		$-	$-	$1,279	$1,279

(1)
Represents fair value of warrant liability established as a result of adoption of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock).  Fair value of the warrant liabilities was determined using the Lattice Model (see Note 16).

Index

NutraCea
Notes to Consolidate Financial Statements

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	2010
	Fair Value as of Beginning of Year	Total Realized/ Unrealized Gains (Losses)	Issuance of New Warrants	Net Transfers Into (Out of) Level 3	Fair Value, End of Year	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)
Warrant liability	$1,279	$349	$-	$-	$1,628	$349
Total Level 3 fair value	$1,279	$349	$-	$-	$1,628	$349

	2009
	Adoption of ASC 815-40-15 as of Beginning of Year	Total Realized/ Unrealized Gains (Losses)	Record Series D Warrants at Fair Value as of Beginning of Year	Issuance of New Warrants	Net Transfers Into (Out of) Level 3	Fair Value, End of Year	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)	(1)	(1)
Warrant liability	$3,913	$(5,247)	$1,156	$1,457	$-	$1,279	$(5,247)
Total Level 3 fair value	$3,913	$(5,247)	$1,156	$1,457	$-	$1,279	$(5,247)

(1)	Included in warrant liability income (expense) in the consolidated statements of operations.

The following tables summarize the fair values by input hierarchy of items measured at fair value on our consolidated balance sheets on a non-recurring basis (in thousands):

		As of December 31, 2010
		Level 1	Level 2	Level 3	Total

Assets held for sale - property, plant and equipment	(1)	$-	$-	$3,598	$3,598
Total assets at fair value		$-	$-	$3,598	$3,598

		As of December 31, 2009
		Level 1	Level 2	Level 3	Total

Assets held for sale - property, plant and equipment	(2)	$-	$-	$14,551	$14,551
Assets held for sale - trademarks	(3)	-	-	650	650
Lake Charles building	(4)	-	-	1,251	1,251
Total assets at fair value		$-	$-	$16,452	$16,452

(1)
Represents land, building and equipment at our Dillon, Montana facility.  Carried at fair value, based on an evaluation of market conditions and discounted cash flow analyses, less costs to sell (see Note 9).

(2)
Represents land, building, equipment and construction in progress at our Dillon, Montana and Phoenix, Arizona facilities.  The fair value was measured based on third party appraisals, offers from potential buyers and subsequent sale of the assets, less costs to sell (see Note 9).

(3)
Represents equine trademarks held for sale as of December 31, 2009.  We determined the fair value based on the offers received from potential buyers.  The equine trademarks were sold to an existing customer of our equine products in April 2010 (see Note 10).

(4)	We recorded an impairment of $2.3 million in 2009. The fair value of the building was based on a written offer made to FRM and a third party appraisal (see Note 9).

Index

NutraCea
Notes to Consolidate Financial Statements

NOTE 23. EVENTS IN JAPAN

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

PART II
(continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (Exchange Act) was performed as of December 31, 2010, under the supervision and with the participation of our current management, including our current Chief Executive Officer and Chief Financial Officer.  Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010 because of the material weaknesses described below.  The Company performed additional analyses and other post-closing procedures to ensure that our Consolidated Financial Statements contained within this Annual Report were prepared in accordance with GAAP.  Accordingly, management believes that the Consolidated Financial Statements included in this Annual Report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Under the supervision and with the participation of current management, including our current Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.”

As a result of the material weaknesses described below, our management concluded that as of December 31, 2010 we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

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

Index

Management identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2010:

•
Since the Company was in Chapter 11 Reorganization, the Company had inadequate staffing to allow it to file in a timely manner its Quarterly Reports on Form 10-Q for 2009 and 2010 and its Annual Report on Form 10-K for 2009.

•
The Company’s Brazilian Subsidiary, Irgovel, implemented a new enterprise resource planning (ERP) system during 2010, which precipitated changes to several of the underlying control processes. Due to a limited staff, certain processes were carried out by a single individual and were not subjected to the separate review process. This lack of review caused some inventory and interest calculations to be inaccurate requiring material post-closing adjustments.

Plan for Remediation

Management hired outside consultants in March 2011 to assist with accounting and financial reporting requirements.  In addition, we are assessing our future need for possible permanent additions to the accounting and reporting compliance staff.  A new Chief Financial Officer joined the Company in June 2010, replacing the interim Chief Financial Officer engaged since July 2009.  With the assistance of the Audit Committee of the Board of Directors we will continue to assess the Company's staffing requirements in order to remediate the above material weakness.  The Chapter 11 Reorganization process has essentially been completed with our emergence from bankruptcy on November 30, 2010, the effective date. Therefore, we are directing more effort and focus to financial reporting.

The Company’s Brazilian subsidiary has realigned controls and responsibilities to ensure adequate and appropriate levels of independent review.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our executive officers, our directors and nominees, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Executive Compensation”, “Proposal 1:  Election of Directors”, and “Section 15(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2011 Annual Meeting of shareholders and is incorporated herein by reference.

We have adopted a code of business conduct and ethics that applies to all of our directors, officers and employees.  We will provide any person, without charge, a copy of this Code.  Requests for a copy of the code may be made by writing to NutraCea at 6720 North Scottsdale Road Suite 390, Scottsdale, Arizona 85253, Attention: Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Proposal One:  Election of Directors” and “Executive Compensation” in our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans is included under the captions “Ownership of Securities” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Proposal 1:  Election of Directors” in our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Principal Accountant Fees and Services” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Index

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See Exhibit Index attached hereto.

The Financial Statements are included under Item 8.

Index

  Exibit 24.1
SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEA

Date: March 31, 2011	By:	/s/ W. John Short
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

Signature	Title	Date

Principal Executive Officer:

/s/ W. John Short	Chairman and Chief Executive Officer	March 31, 2011
W. John Short

Principal Financial Officer and Principal Accounting Officer

/s/ Dale Belt	Chief Financial Officer	March 31, 2011
Jerry Dale Belt

Additional Directors:

/s/ David Bensol	Director	March 31, 2011
David Bensol

/s/ Edward L. McMillan	Director	March 31, 2011
Edward L. McMillan

/s/ Steven W. Saunders	Director	March 31, 2011
Steven W. Saunders

/s/ James Lintzenich	Director	March 31, 2011
James Lintzenich

/s/ John J. Quinn	Director	March 31, 2011
John J. Quinn

/s/ Kenneth L. Shropshire	Director	March 31, 2011
Kenneth L. Shropshire

Index

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.01(1)	Asset Purchase Agreement, dated as of September 28, 2007, between NutraCea and Vital Living, Inc.

2.02(20)(21)	Quotas Purchase and Sale Agreement, dated January 31, 2008, between NutraCea and Quota Holders of Irgovel - Industria Riograndens De Oleos Begetais Ltda.

2.03(32)	First Amended Plan of Reorganization

2.04(32)	Second Amendment to Exhibit 1 to First Amended Plan of Reorganization

3.01.1(2)	Restated and Amended Articles of Incorporation as filed with the Secretary of State of California on December13, 2001.

3.01.2(3)	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on August 4, 2003.

3.01.3(4)	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on October 31, 2003.

3.01.4(3)	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on September 29, 2005.

3.01.5(5)	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on August 20, 2007.

3.02(6)	Certificate of Designation of the Rights, Preferences, and Privileges of the Series A Preferred Stock as filed with the Secretary of State of California on December 13, 2001.

3.03(7)	Certificate of Determination, Preferences and Rights of Series B Convertible Preferred Stock as filed with the Secretary of State of California on October 4, 2005.

3.04(8)	Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock as filed with the Secretary of State of California on May 10, 2006.

3.05(18)	Certificate of Determination, Preferences and Rights of the Series D Convertible Preferred Stock of NutraCea, as filed with the Secretary of State of California on October 17, 2008.

3.06(23)	Certificate of Determination, Preferences and Rights of the Series E Convertible Preferred Stock of NutraCea, as filed with the Secretary of State of California on May 7, 2009.

3.07.1(9)	Bylaws of NutraCea.

3.07.2(10)	Amendment of Bylaws of NutraCea effective June 19, 2007.

3.07.3(28)	Amendment of Bylaws of NutraCea effective December 4, 2009.

4.01(8)	Form of warrant issued to subscribers in connection with NutraCea’s May 2006 private placement.

4.02(11)	Form of warrant issued to subscribers in connection with NutraCea’s February 2007 private placement.

4.03(19)	Form of common stock purchase warrant issued to subscribers in connection with NutraCea’s April 2008 financing.

4.04(23)	Form of common stock warrant issued to holders of outstanding warrants in connection with NutraCea’s May 2009 exchange transaction.

10.01(7)	Securities Purchase Agreement, dated September 28, 2005, by and among NutraCea and the investors named therein.

10.02(7)	Registration Rights Agreement, dated September 28, 2005, by and among NutraCea and the investors named therein.

10.03(8)	Securities Purchase Agreement, dated May 12, 2006, by and among NutraCea and the investors named therein.

Index

10.04(8)	Registration Rights Agreement, dated May 12, 2006, by and among NutraCea and the investors named therein.

10.05(11)	Securities Purchase Agreement, dated February 15, 2007, by and among NutraCea and the investors named therein.

10.06(11)	Registration Rights Agreement, dated February 15, 2007, by and among NutraCea and the investors named therein.

10.07(19)	Form of Securities Purchase Agreement, dated as of April 24, 2008, by and between NutraCea and each investor signatory thereto.

10.08(18)	Form of Securities Purchase Agreement, dated as of October 16, 2008, by and between NutraCea and each investor signatory thereto.

10.09(23)	Form of Exchange Agreement, dated May 7, 2009, by and between NutraCea and the holders of NutraCea’s outstanding Series D Convertible Preferred Stock.

10.10(20)	Form of Senior Secured Convertible Note of Vital Living, Inc.

10.11(14)	Form of securities purchase letter agreement, dated April 2007, by and between NutraCea and the holder of notes and/or preferred stock of Vital Living, Inc.

10.12(5)±	Limited Liability Company Agreement for Grain Enhancement, LLC.

10.13(20)±	Amendment of Limited Liability Company Agreement for Grain Enhancement, LLC.

10.14(5)±	Supply Agreement between Grain Enhancement, LLC and NutraCea.

10.15(5)±	License and Distribution Agreement between Pacific Advisors Holdings Limited and NutraCea.

10.16(20)±	Amendment of License and Distribution Agreement between Pacific Advisors Holdings Limited and NutraCea.

10.17(5)±	Equipment Lease Agreement between Grain Enhancement, LLC and NutraCea.

10.18(21) ±	Shareholders’ Agreement with NutraCea Offshore, LTD., NutraCea and Bright Food Investment Company Limited, dated June 25, 2008.

10.19(20)±	Wheat Bran Stabilization Equipment Lease, dated January 24, 2008, between NutraCea and PT Panganmas Inti Nusantara.

10.20(27)+	Asset Purchase Agreement, dated December 1, 2008, between NutraCea and Farmers’ Rice Cooperative.

10.21(27)	Credit and Security Agreement with Wells Fargo Bank, National Association, dated December 18, 2008.

10.22(27)	Forbearance Agreement and Amendment to Credit and Security Agreement with Wells Fargo Bank, National Association, dated July 31, 2009.

10.23(24)	Purchase Agreement between Ceautamed Worldwide, LLC and NutraCea, dated July 29, 2009.

10.24(25)*	Employment Agreement between NutraCea and W. John Short.

10.25(25)*	First Amendment of Employment Agreement between NutraCea and W. John Short.

10.26(26)*	Employment Agreement between NutraCea and Leo Gingras.

10.27(15)*	Executive Employment Agreement between NutraCea and Kody Newland.

10.28(20)*	First Amendment to Employment Agreement between NutraCea and Kody Newland.

10.29(27)*	Employment Severance Agreement between NutraCea and Bradley Edson.

10.30(34)*	Severance and Release Agreement between NutraCea and Margie D. Adelman.

Index

10.31(16)*	NutraCea 2003 Stock Compensation Plan.

10.32(3)*	NutraCea 2005 Equity Incentive Plan.

10.33(20)*	Form of Non-Employee Director Stock Option Agreement under the NutraCea 2005 Equity Incentive Plan.

10.34(22)*	Form of Stock Option Agreement for NutraCea 2005 Equity Incentive Plan.

10.35(21)*	Form of Restricted Stock Grant Agreement for NutraCea 2005 Equity Incentive Plan.

10.36(20)*	Stock Option Agreement dated February 8, 2007 between NutraCea and Leo Gingras.

10.37(22)*	Form of Stock Option Agreement for Stock Options Granted to Bradley Edson, Leo Gingras and Kody Newland on January 8, 2008.

10.38(22)*	Form of Stock Option Agreement for Stock Options Granted to Todd Crow and Margie Adelman on January 8, 2008.

10.39(12)*	Warrant Agreement between NutraCea and Steven Saunders dated February 27, 2006.

10.40(17)*	Form of Non-statutory Stock Option Agreement between NutraCea and the non-employee members of the Board of Directors dated May 23, 2006.

10.41(5)*	Form of Non-statutory Stock Option Agreement between NutraCea and the non-employee members of the Board of Directors dated May 1, 2007.

10.42(34)	Asset Purchase Agreement with Kerry Inc. dated February 11, 2010.

10.43(34)*	NutraCea 2010 Equity Incentive Plan.

10.44(29)	Stipulation and Agreement of Settlement dated May 17, 2010.

10.45(30)*	Employment Agreement with Jerry Dale Belt dated June 8, 2010.

10.46(31)*	Third Amendment to Employment Agreement with W. John Short dated July 2, 2010.

10.47(31)*	First Amendment to Employment Agreement with Leo Gingras dated July 2, 2010.

10.48(33)+	Nutra SA, LLC Membership Interest Purchase Agreement dated December 29, 2010.

10.49(33)	Form of Investor Rights Agreement.

10.50(33)	Employment Agreement with Colin Garner dated September 1, 2010.

10.51(34)*	Form of Amended and Restated Limited Liability Company Agreement for Nutra SA, LLC.

10.52(35)*	Employment Agreement between NutraCea and Kody Newland dated March 3, 2010.

21.01	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

±	Confidential treatment granted as to certain portions.
+	Confidential treatment requested as to certain portions.
*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

(1)	incorporated herein by reference to exhibits previously file on registrant’s Current /Report on Form 8-K, filed on October 4, 2007.
(2)	incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-KSB, filed on April 16, 2002.
(3)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-2, filed on November 18, 2005.
(4)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-QSB, filed on November 19, 2003.

Index

(5)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2007.
(6)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-2, filed on June 4, 2002.
(7)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on October 4, 2005.
(8)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on May 15, 2006.
(9)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-2, filed on June 12, 2006.
(10)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on June 25, 2007.
(11)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on February 20, 2007.
(12)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006.
(13)	incorporated herein by reference to exhibit 4.2 to the Current Report on Form 8-K filed by Vital Living, Inc. on December 19, 2003.
(14)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on June 1, 2007.
(15)	incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on April 2, 2007.
(16)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form S-8, filed on November 18, 2003.
(17)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2006.
(18)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on October 20, 2008.
(19)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on April 28, 2008.
(20)	incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on March 17, 2008.
(21)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on August 11, 2008.
(22)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on May 12, 2008.
(23)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on May 8, 2009.
(24)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on August 4, 2009.
(25)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on July 10, 2009.
(26)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on August 3, 2009.
(27)	incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on October 20, 2009.
(28)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on December 10, 2009.
(29)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on May 18, 2010.
(30)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on June 8, 2010.
(31)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on July 8, 2010.
(32)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on November 2, 2010.
(33)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on January 5, 2011.
(34)	incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on February 24, 2011.
(35)	incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on March 31, 2011.