Form 10-Q
period 2011-03-31
NUTRACEA
filed 2011-05-12
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐              Accelerated filer ☐              Non-accelerated filer ☐              Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 30, 2011, 198,309,844 shares of the registrant’s common stock were outstanding.

NutraCea
Index
Form 10-Q

Index

NutraCea
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2011 and March 2010
(Unaudited) (in thousands, except per share amounts)

	2011	2010
Revenues	$7,998	$7,222
Cost of goods sold	5,783	5,490
Gross profit	2,215	1,732

Operating expenses:
Selling, general and administrative	3,374	4,016
Professional fees	802	457
Provision for (recovery of) doubtful accounts	(740)	73
Research and development	52	122
Loss on disposal of trademarks, property, plant and equipment	-	376
Total operating expenses	3,488	5,044

Loss from operations	(1,273)	(3,312)

Other income (expense):
Interest income	13	18
Interest expense	(388)	(281)
Loss on equity method investments	(13)	(11)
Warrant liability income (expense)	(2,576)	321
Other income	102	118
Other expense	(12)	(30)
Total other income (expense)	(2,874)	135

Reorganization expenses - professional fees	-	337

Loss before income taxes	(4,147)	(3,514)
Income tax benefit	60	244
Net loss	(4,087)	(3,270)
Net loss attributable to noncontrolling interest in Nutra SA	28	-
Net loss attributable to NutraCea shareholders	$(4,059)	$(3,270)

Loss per share attributable to NutraCea shareholders
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding
Basic	195,358	192,992
Diluted	195,358	192,992

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

NutraCea
Condensed Consolidated Balance Sheets
March 31, 2011 and December 31, 2010
(Unaudited) (in thousands, except share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,219	$537
Restricted cash	2,118	1,917
Accounts receivable, net	3,056	3,502
Inventories	3,106	2,994
Notes receivable, current portion, net	1,200	1,200
Deferred tax asset	326	292
Deposits and other current assets	2,979	2,255
Assets held for sale - property, plant and equipment	-	3,598
Total current assets	14,004	16,295

Notes receivable, net of current portion	200	600
Property, plant and equipment, net	28,934	24,054
Intangible assets, net	6,002	6,296
Goodwill	5,941	5,835
Equity method investments	36	49
Other long-term assets	41	95
Total assets	$55,158	$53,224

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,141	$2,573
Accrued expenses	4,046	4,266
Pre-petition liabilities	3,445	6,406
Long-term debt, current portion	2,653	3,235
Warrant liability, current portion	250	-
Total current liabilities	12,535	16,480

Long-term liabilities:
Long-term debt, net of current portion	6,902	7,365
Deferred tax liability	4,288	4,361
Warrant liability, net of current portion	3,954	1,628
Other long-term liabilities	1,000	1,000
Total liabilities	28,679	30,834

Commitments and contingencies

Redeemable noncontrolling interest in Nutra SA	7,697	-

Equity:
Equity attributable to NutraCea shareholders:
Preferred Stock, 20,000,000 authorized and none issued	-	-
Common stock, no par value, 350,000,000 shares authorized, 195,717,735 and 195,359,109 shares issued and outstanding	207,631	207,432
Accumulated deficit	(188,871)	(184,812)
Accumulated other comprehensive income (loss)	178	(74)
Total equity attributable to NutraCea shareholders	18,938	22,546
Noncontrolling interest in Rice Science	(156)	(156)
Total equity	18,782	22,390
Total liabilities and equity	$55,158	$53,224

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

NutraCea
Condensed Consolidated Statements of Changes in Equity
Three Months Ended March 31, 2011 and Year Ended December 31, 2010
(Unaudited) (in thousands, except shares)

	NutraCea Shareholders
	Common Stock		Accumulated Deficit	Accumulated Other Comp-rehensive Income (Loss)	Non- controlling Interest in Rice Science	Total Equity
	Shares	Amount

Balance, January 1, 2010	192,967,680	$205,291	$(169,144)	$(467)	$(156)	$35,524

Share-based employee and director compensation - options	-	1,632	-	-	-	1,632
Share-based consultant compensation - options	-	37	-	-	-	37
Share-based compensation for vendor services	2,391,429	472				472
Foreign currency translation	-	-	-	393	-	393
Net loss	-	-	(15,668)	-	-	(15,668)
Balance, December 31, 2010	195,359,109	207,432	(184,812	(74)	(156)	22,390

Cancelled shares and options - settlement with former officer	(35,000)	(278)				(278)
Share-based employee and director compensation - options	-	36	-	-	-	36
Share-based consultant compensation - options	-	2	-	-	-	2
Share-based compensation for vendor services	393,626	170	-	-	-	170
Beneficial conversion feature of convertible note	-	140	-	-	-	140
Issuance of warrants for convertible note	-	129	-	-	-	129
Foreign currency translation	-	-	-	252	-	252
Net loss	-	-	(4,059	-	-	(4,059)
Balance, March 31, 2011	195,717,735	$207,631	$(188,871)	$178	$(156)	$18,782

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

NutraCea
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010
(Unaudited) (in thousands)

	2011	2010
Cash flows from operating activities:
Net loss	$(4,087)	$(3,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,186	1,139
Provision for doubtful accounts	60	73
Loss on disposal of property, plant and equipment	-	376
Share-based compensation	208	174
Warrant liability expense (income)	2,576	(321)
Deferred tax benefit	(175)	(244)
Reorganization expenses	-	337
Loss on equity method investments	13	11
Changes in operating assets and liabilities:
Accounts receivable	510	(250)
Inventories	(70)	(882)
Other current assets	(916)	454
Accounts payable and accrued expenses	(122)	255
Pre-petition liabilities	(3,531)	-
Net cash used in operating activities, before reorganization items	(4,348)	(2,148)

Reorganization items:
Reorganization expenses	-	(337)
Change in accounts payable for reorganization items	-	178
Net cash used for reorganization items	-	(159)
Net cash used in operating activities	(4,348)	(2,307)

Cash flows from investing activities:
Receipts on notes receivable	400	300
Restricted cash	(201)	-
Purchases of property, plant and equipment	(1,853)	(61)
Proceeds from sale of property, plant and equipment	-	3,715
Other	43	(7)
Net cash provided by (used in) investing activities	(1,611)	3,947

Cash flows from financing activities:
Proceeds from sale of membership interest in Nutra SA, net of costs	7,725	-
Proceeds from issuance of warrants and convertible note conversion feature	269	-
Payment on debt, net	(1,335)	(1,698)
Net cash provided by (used) in financing activities	6,659	(1,698)

Effect of exchange rate changes on cash and cash equivalents	(18)	3
Net change in cash and cash equivalents	682	(55)
Cash and cash equivalents, beginning of period	537	952
Cash and cash equivalents, end of period	$1,219	$897

Supplemental disclosures:
Cash paid for interest	$206	$234
Cash paid for taxes	-	-

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of NutraCea and subsidiaries (“we”, “us”, “our” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes and other financial information included in audited financial statements were condensed or omitted. The Interim Financial Statements contain all adjustments necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented.

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010.

The interim results of operations and interim cash flows for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period and have been prepared assuming we will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business.  We have experienced recurring losses and negative cash flows from operations.  In the past we have turned to the equity markets for additional liquidity.  This was not a significant source of funds during 2011 and 2010 due to our financial position, the state of the equity markets and the bankruptcy filing discussed below.  However, exiting bankruptcy on November 30, 2010, combined with improving financial performance and equity market conditions, may allow us to raise equity funds.  We intend to provide the necessary cash to continue operations through the monetization of certain assets, growth of sales, and possible equity financing transactions.

Certain reclassifications have been made to amounts reported for the prior year to achieve consistent presentation with the current year.

NOTE 2. CHAPTER 11 REORGANIZATION, LIQUIDITY AND MANAGEMENT’S PLAN

Chapter 11 Reorganization

On November 10, 2009, NutraCea (Parent Company) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the District of Arizona (Bankruptcy Court), in the proceeding entitled In re:  NutraCea, Case No. 2:09-bk-28817-CGC (Chapter 11 Reorganization).  None of the Parent Company’s subsidiaries, including its Brazilian rice oil operation, were included in the bankruptcy filing.  The Parent Company continued to manage its assets and operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  Under the Bankruptcy Code, certain claims against the Parent Company in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.

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

The Parent Company intends to discharge its obligation to pay the pre-petition liabilities by selling non-core assets, equity financing transactions, collecting outstanding receivables, and borrowing on a secured basis.  To secure a portion of these payment obligations, unsecured creditors were granted a lien in all of the Parent Company’s assets.  The lien is administered and may be enforced by a plan agent, who was jointly selected by the Parent Company and the Official Unsecured Creditors Committee.  The plan agent may, among other things, sell specified assets if the payment benchmarks set forth in the Amended Plan are not met.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

Under the Amended Plan, if we fail to meet certain benchmarks for payment to our general unsecured creditors as described in the Amended Plan, the plan agent may direct and control the sale of pledged assets as follows:

		Pledged Assets Subject to
	Required Cumulative	Sale by Plan Agent, if	Net Proceeds Plan Agent Retains for the
Benchmark Date	Payment	Benchmark Not Met	General Unsecured Creditors
July 15, 2011	50%	Dillon, Montana facility and all loose equipment	75% of proceeds from the sale of the facility and up to 100% of the proceeds from the sale of loose equipment

October 15, 2011	75%	Dillon, Montana facility and all loose equipment	75% of proceeds from the sale of the facility and up to 100% of the proceeds from the sale of loose equipment

January 15, 2012	100%	Lake Charles, Louisiana facility and any remaining pledged assets	Up to 100% of net proceeds from the sale

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

Liquidity and Management’s Plans

Although we have made significant improvement, we continue to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern.

We have taken steps in 2010 and 2009 to improve profitability and liquidity by reducing our U.S. based employee headcount at both the corporate and plant operations level.  In the ongoing effort to improve profitability, significant emphasis will be placed on growing sales. The growth of revenues is expected to include the following:

•	growing sales in existing markets, including bulk processed rice bran (SRB) and rice oil;
•	aligning with strategic partners who can provide channels for additional sales of our products including rice oil extraction; and
•	price increases.

Equity markets have not been a significant source of funds during 2011 and 2010 due to our financial position, the state of the equity markets and the bankruptcy filing.  However, exiting bankruptcy on November 30, 2010, combined with improving financial performance and equity market conditions, may allow us to raise equity funds.  We intend to provide the necessary cash to continue operations through the monetization of certain assets, growth of sales, and equity financing transactions.  Asset monetization may include some or all of the following:

•	sale or a sale-lease back of certain facilities;
•	sale of a noncontrolling interest in one or more subsidiaries; or
•	sale of surplus equipment.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

Some of these sales could result in additional impairment of asset values.  Although we believe that we will be able to obtain the funds necessary to continue as a going concern there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3. GENERAL BUSINESS

We are a food ingredient and health company focused on the procurement, processing and refinement of rice bran and derivative products.  We have proprietary intellectual property that allows us to process and convert rice bran, one of the world’s most underutilized food resources, into a highly nutritious ingredient, SRB, that has applications in various food products.  Our target markets are food manufacturers, nutraceuticals and animal nutrition.  SRB is also used as a stand-alone product that can be sold through non-related entities with distribution into the market place, both domestically and internationally.  These products include food supplements and nutraceuticals which provide health benefits for humans and animals based on SRB and SRB derivatives.  We believe that SRB products can deliver beneficial physiological effects.  We are continuing to pursue ongoing clinical trials and third party analyses in order to further support the uses for and effectiveness of our products.  In addition, NutraCea has developed a bio-refining approach to processing rice bran into various value added constituents such as rice oil, defatted rice bran (DRB) and a variety of other valuable derivatives of rice bran.

We have three reportable business segments: (1) Corporate; (2) SRB, which manufactures and distributes SRB in various granulations along with products derived from bran via patented enzyme treatment processes including a fat and protein rich water soluble fraction and a fiber rich insoluble fraction; and (3) Bio-Refining, which separates rice bran into rice oil and defatted rice bran which are then further processed into a number of valuable food and feed products.  Bio-Refining operations consist of our operations in Brazil.  The Corporate segment includes selling, general and administrative expenses, litigation settlements, amortization of intangible assets, and other expenses not directly attributable to other segments.  No corporate allocations are made to the other segments.  Interest is not allocated.

NOTE 4. LOSS PER SHARE (EPS)

Basic EPS is computed by dividing net loss attributable to NutraCea shareholders by the weighted average number of common shares outstanding during all periods presented.  Options, warrants and shares issuable upon conversion of convertible notes payable are excluded from the basic EPS calculation and are considered in calculating the diluted EPS.

Diluted EPS is computed by dividing net loss attributable to NutraCea shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the impact of assumed exercises and conversions is dilutive.  The dilutive effect of outstanding options and warrants is calculated using the treasury stock method.  The dilutive effect of outstanding convertible notes payable is calculated using the “if converted” method.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

Reconciliations of the numerators and denominators in the EPS computations for the three months ended March 31 follow:

	2011	2010
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to NutraCea	$(4,059)	$(3,270)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	195,358,442	192,991,680
Effect of dilutive securities outstanding	-	-
Diluted EPS - weighted average number of shares outstanding	195,358,442	192,991,680

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average exercise price of $0.30 and $0.45 )	42,735,539	26,630,425
Warrants (average exercise price of $1.24 and $1.27)	40,994,431	39,845,173
Convertible note payable	1,000,000	-

The impact of potentially dilutive securities outstanding at March 31, 2011 and 2010, were not included in the calculation of diluted EPS in 2011 and 2010, because to do so would be antidilutive.  Those securities which were antidilutive in 2011 and 2010 could potentially dilute EPS in the future.

NOTE 5. COMPREHENSIVE LOSS

Comprehensive loss consists of the following for the three months ended March 31 (in thousands):

	2011	2010
Net loss	$(4,087)	$(3,270)
Other comprehensive loss - foreign currency translation, net of tax	252	(407)
Comprehensive loss, net of tax	(3,835)	(3,677)
Comprehensive loss attributable to the noncontrolling interest, net of tax	28	-
Total comprehensive loss attribibutable to NutraCea shareholders	$(3,807)	$(3,677)

NOTE 6. REDEEMABLE NONCONTROLLING INTEREST IN NUTRA SA

In December 2010, we entered into a membership interest purchase agreement with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (Investors).  The transaction closed in January 2011.  The Investors agreed to purchase units in Nutra SA for an aggregate purchase price of $7.7 million.  Prior to the transaction, Nutra SA was a wholly owned subsidiary.  Nutra SA owns 100% of Irgovel Industria Riograndense De Oleos (Irgovel).  Initially after the closing, effective in January 2011, we owned a 64.4% interest in Nutra SA, and the Investors owned a 35.6% interest in Nutra SA.  The Parent Company received $4.0 million of the proceeds.  The remaining $3.7 million, less $0.5 million retained by Nutra SA for administrative expenses, was invested in Irgovel for capital improvements and working capital needs.

The Parent Company agreed to use $2.2 million of the funds received from the January 2011 transaction closing (Closing) to repay amounts owed to the general unsecured creditors in accordance with the Amended Plan.  The remaining $1.8 million was used for general corporate purposes, unsecured creditor claims and administrative expenses associated with the Chapter 11 Reorganization.

We are restricted from competing with Nutra SA and Irgovel in Brazil as further described in the membership interest purchase agreement.  In addition, upon the occurrence of certain events and conditions as described in the purchase agreement, the Investors may be required to purchase a number of units of Nutra SA from the Parent Company, at $2.00 per unit, resulting in the Investors holding up to a 49.0% interest in Nutra SA.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

We have determined that we control Nutra SA after the transaction and therefore we continue to consolidate Nutra SA.  Under the limited liability company agreement for Nutra SA, LLC (LLC agreement), the business of Nutra SA is to be conducted by the manager, NutraCea’s CEO, subject to the oversight of the management committee. The management committee is initially comprised of three NutraCea representatives and two Investors’ representatives.  Upon an event of default, the management committee will no longer be controlled by NutraCea, and will include three Investors’ representatives and two NutraCea representatives.  In addition, following an event of default, a majority of the members of the management committee may replace the manager of Nutra SA.

Events of default, as defined in the membership purchase interest, are:
•
A Nutra SA business plan deviation, defined as the occurrence, in either 2012, 2013 or 2014, of a 20% unfavorable variation in two out of three of the following: (i) revenue, (ii) earnings before interest, taxes, depreciation and amortization (EBITDA) or (iii) debt,

•	A Nutra SA EBITDA default, which is defined as the failure to achieve 85% of planned EBITDA for three consecutive quarters, beginning with the quarter ended March 31, 2011, or
•
A material problem, which is defined as a material problem in a facility (unrelated to changes in law, weather, etc.) likely to cause a Nutra SA business plan deviation or Nutra SA EBITDA default, which results in damages not at least 80% covered by insurance proceeds.

As of March 31, 2011, there have been no events of default.

In evaluating whether we maintain control over Nutra SA, we considered the matters which could be put to a vote of the members.  Until there is an event of default, the Investors’ rights and abilities, individually or in the aggregate, do not allow them to substantively participate in the operations of Nutra SA.  The Investors do not currently have the ability to dissolve Nutra SA or otherwise force the sale of all its assets.  They do have such rights in the future (Drag Along Rights as described below).  We will continue to evaluate our ability to control Nutra SA each reporting period.

The Investors have certain rights, summarized below, under an investor rights agreement and the limited liability company agreement, as further defined in the agreements.

•
Conversion Rights – The Investors may exchange units in Nutra SA for equity interests in Irgovel beginning in July 2011.  After any exchange, the Investors would possess the same rights and obligations with respect to the securities of Irgovel, as they have in Nutra SA.

•
Global Holding Company (GHC) Roll-Up – If we form an entity GHC, to hold our bio-refining segment assets, the Investors may exchange units in Nutra SA for equity interests in GHC.  The investors may exercise this right after the second anniversary of the formation of GHC or, if an event of default has occurred, the later of January 2013 and the GHC formation date.  The appraised fair value of the Investors’ interest in Nutra SA would be used to determine the amount of ownership interest the Investors would receive in GHC.

•
NutraCea Roll-Up – The Investors may exchange units in Nutra SA for NutraCea common stock..  This right is available upon the earlier of January 2014 or, if an event of default has occurred, January 2013.  We may elect to postpone our obligation to complete the NutraCea roll-up to January 2015 if the roll-up would result in over 25% of our common stock being owned by the Investors.  The appraised fair value of the Investors’ interest in Nutra SA would be used to determine the amount of ownership interest the Investors would receive in NutraCea.

•
Drag Along Rights – The Investors have the right to force the sale of all Nutra SA assets after January 2015, January 2013 if an event of default occurs, or February 2014, if we make a NutraCea roll-up postponement election.  The right terminates upon the occurrence of certain events (a $50 million Nutra SA initial public offering or a change of control, as defined).  We may elect to exercise a right of first refusal to purchase the Investors’ interest instead of proceeding to a sale.

We are required to treat the change in ownership of Nutra SA similar to an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income.  The difference between the initial amount of noncontrolling interest recognized and the net proceeds from the sale was recorded in redeemable noncontrolling interest.  The Investors share of Nutra SA’s net income or loss after the Closing is recorded in redeemable noncontrolling interest.  A summary of changes in redeemable noncontrolling interest for the three months ended March 31, 2011, follows (in thousands):

Investors' initial interest in carrying value of Nutra SA at Closing	$4,349
Adjustment to increase initial interest to fair value	3,376
Investors interest in net loss of Nutra SA from Closing to March 31, 2011	(28)
Redeemable noncontrolling interest in Nutra SA, March 31, 2011	$7,697

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

Redeemable noncontrolling interest in Nutra SA is recorded in temporary equity above the equity section and after liabilities, on our consolidated balance sheets, because the Investors have the right to force a sale of Nutra SA assets beginning in January 2015 (see Drag Along Rights described above).  We have assessed the likelihood of the Investors exercising these rights as less than probable at March 31, 2011, in part because it is at least as likely the Investors will exercise other rights prior to January 2015.  We will continue to evaluate the probability of the Investors’ exercising their Drag Along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors’ will exercise these rights.

We received in April 2011, an additional $1.0 million from the Investors for the purchase of additional units in Nutra SA.  The purchase increased the Investors’ interest in Nutra SA by 4.6%, to a 40.2% interest.  Consistent with our initial recording of the transaction, we treated the April 2011 transaction similar to an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income.

NOTE 7. SETTLEMENT WITH HERBAL SCIENCE

In March 2010, Herbal Science Singapore Pte. Ltd. (HS) filed a proof of claim against the Parent Company in the amount of $1.5 million in the Chapter 11 Reorganization.  In November 2010, we entered into a stipulated settlement agreement with HS and certain affiliates, which was subsequently approved by the Bankruptcy Court.  The stipulation provided that, by no later than January 2011, we would pay HS $0.9 million.  In January 2011, we renegotiated the stipulated settlement agreement with HS and the affiliates to provide that the payment of $0.9 million would be deferred until we received the balance of the purchase price for the sale of up to a 49% interest in Nutra SA or until funds otherwise become available earlier.  Upon HS’s receipt of full payment:

a.
We will assume the Rice Rx LLC (RRX) and Rice Science, LLC (RS) limited liability company agreements, together with a related supply agreement and license agreement, and the proof of claim will be deemed satisfied;

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

During the first quarter of 2011, we paid $0.4 million of our obligation to HS and as of March 31, 2011, our remaining obligation to HS was $0.5 million.  In April 2011, HS sold their receivable due from us to a third party (Buyer).  In settlement of our $0.5 million obligation with Buyer, in April 2011we issued to Buyer 2,576,775 shares of common stock and a warrant to purchase a certain number of shares at a certain exercise price (Buyer Warrant), each to be determined based on post transaction prices of our common stock for a period of time following the transaction (Calculation Period). The number of shares to be issued under the Buyer Warrant will equal $0.1 million divided by the post transaction price of our common stock on the last day of the Calculation Period (Warrant Price) and the exercise price will equal 110% of the Warrant Price. The common stock issued to Buyer had a fair value of $0.6 million, based on the market value of our common stock.  The difference between the fair value of the common stock issued to Buyer and our obligation to HS on the date of the transaction was recorded as a financing charge in other expense in the second quarter of 2011.  The shares issued to Buyer may be adjusted based on post transaction prices of our common stock during the Calculation Period.

NOTE 8. ASSETS HELD FOR SALE – PROPERTY, PLANT AND EQUIPMENT

In October 2009, as part of evaluating non-core assets and businesses, management determined that the Dillon facility (which included land, building and equipment) would be offered for sale.  Throughout 2010, we aggressively marketed the facility.  The facility continued to be classified as held for sale through December 31, 2010.  While classified as held for sale, no depreciation was recorded on the Dillon assets.  In the fourth quarter of 2010, we recognized an impairment loss of $0.9 million based on an evaluation of market conditions and a discounted cash flow analysis.

In February 2011, we ceased actively marketing the facility.  We continue to operate the facility and are evaluating ways to utilize excess capacity.  As a result, in the first quarter of 2011, we reclassified $3.6 million for the Dillon facility to property, plant and equipment in use and restarted depreciation.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9. ACCOUNTS RECEIVABLE RECOVERY

In March 2011, pursuant to a settlement agreement with a former customer, we received $0.8 million in payment of trade receivables previously written-off as uncollectible.  This amount is recorded as a recovery of doubtful accounts in the statements of operations for the quarter ended March 31, 2011.

NOTE 10. DEBT

The following table summarizes current and long-term portions of debt (in thousands):

	March 31, 2011	December 31, 2010
Domestic:
Customer list purchase	$902	$993
Supplier note	142	177
Convertible note payable	375	-
	1,419	1,170
Foreign:
Equipment financing	261	290
Working capital lines of credit	3,289	4,404
Special tax program	4,491	4,470
Other obligations	95	266
	8,136	9,430
Total debt	9,555	10,600
Current portion	2,653	3,235
Long-term portion	$6,902	$7,365

Convertible Note Payable

In February 2011, we borrowed $0.5 million from a financial advisor.  We entered into three agreements with the advisor and his firm, the terms of which are summarized below.

•
Convertible Note: We issued a convertible note in the amount of $0.5 million with a stated interest rate of 8.5%.  Interest is payable monthly.  The entire principal and any remaining unpaid interest are due February 2013.  Until repaid, the outstanding principal and any accrued interest are convertible into our common stock, at the option of the holder, at a value of $0.25 per share (beneficial conversion feature).  In addition, in the event of a qualified financing – a securities offering of common stock (or securities convertible into stock) or certain debt with proceeds of $3.0 million or more prior to the expiration of the financial advisor agreement described below - the note is convertible at the option of the holder into the securities issued in the offering on the same terms that apply to other investors.  If the note is converted in a qualified financing, the warrant described below is cancelled.  The note is secured by a second lien on our Dillon, Montana facility.

•
Warrant: We issued a warrant to purchase up to 500,000 shares of common stock.  The strike price of the warrant is $0.25 per share.  It vested immediately and became exercisable upon issuance and expires in February 2015.

•
Financial Advisor Agreement:  We entered into financial advisory agreement with a term of February 2011 to April 2012.  We are obligated to pay the advisor success fees ranging from 2.5% to 5.0% of the consideration received from certain equity, convertible securities or debt transactions.  We must also issue warrants to purchase shares of common stock that equal from 2.5% to 5.0 % of the consideration received in those transactions, divided by either the market price of our common stock or the conversion price of the securities issued in the transaction.

We allocated the $0.5 million proceeds as follows:
•	$0.1 million to the warrant at its fair value, as determined using the Black-Scholes valuation methodology,
•
$0.1 million to the beneficial conversion feature of the convertible note, at its intrinsic value, the difference between the price of our common stock on the date of the transaction and the conversion price, multiplied by the number of shares into which the note was convertible,

•
$0.4 million to the note payable portion of the convertible note, based on its calculated fair value, determined by using the discounted present value of the payments due on the note, at a 25.0% interest rate, offset by

•	$0.1 million to an asset, representing the amount attributable to favorable terms on the financial services agreement.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of the warrant and the intrinsic value of the convertible note’s beneficial conversion feature were recorded in equity.  Interest expense is being recognized on the note payable portion of the convertible note at an effective interest rate of 25.0%.  The asset is amortizing to selling, general and administrative expenses over the term of the financial services agreement.

Factoring Agreement

In January 2011, we entered into a domestic factoring agreement which provides for a $1.0 million credit facility with a bank.  We may only borrow to the extent we have qualifying accounts receivable as defined in the agreement.  The facility expires on December 31, 2011, and renews automatically for another year unless proper termination notice is given.  The bank will charge the greater of $2,000 per month or a 2.0% fee on any borrowing.  The 2.0% fee increases incrementally for any qualified account with a balance that remains outstanding in excess of 45 days.  As of March 31, 2011, there was no outstanding balance due on this facility.

Special Tax Program

In April 2011, Irgovel qualified for a reduction in its special tax program obligation.  Total future payments will be reduced approximately $0.6 million.  While we are awaiting final calculations from the Brazilian tax authorities, we expect to recognize approximately $0.6 million in other income in the second quarter of 2011 as a result of the modification.

NOTE 11. EQUITY AND SHARE-BASED COMPENSATION AND WARRANT LIABILITY

The following is a summary of stock option and warrant activity for the three months ended March 31, 2011:

	Number of Options	Weighted Average Option Exercise Price	Weighted Average Remaining Contractual Option Life (Years)	Number of Warrrants	Weighted Average Warrant Exercise Price	Weighted Average Remaining Contractual Warrant Life
Outstanding, Janaury 1, 2011	45,485,111	$0.30	6.9	40,429,577	$1.27	1.9
Granted	2,187,500	0.25	10.0	1,105,149	1.18	1.1
Exercised	-	-	-	-	-	-
Forfeited, expired or cancelled	(6,204,798)	0.31		-	-
Outstanding, March 31, 2011	41,467,813	$0.30	7.3	41,534,726	$1.24	1.7

Exercisable, March 31, 2011	24,575,029	$0.35	6.4	41,534,726	$1.24	1.7

Options

In December 2010, we reached an agreement to settle all potential claims associated with the employment of Mr. Brad Edson, our former chief executive officer.  The agreement was subject to the approval of the Bankruptcy Court and became effective upon court approval in January 2011.  Mr. Edson agreed to return to NutraCea $0.4 million, representing a bonus earned in 2008.  We recorded the right to receive the return of the bonus as a receivable.  The corresponding income reduced selling, general and administrative expenses in the first quarter of 2011.  As partial payment of the receivable, Mr. Edson forfeited 6,000,000 options granted in 2004 and returned 35,000 shares of common stock in payment of $0.3 million of his obligation.  The options had an exercise price of $0.30 per share and were outstanding and exercisable as of December 31, 2010.  We reduced the receivable from Mr. Edson and increased equity by $0.3 million in the first quarter of 2011.

In March 2011, we reached an agreement to settle all potential claims associated with the employment of Mr. Todd Crow, our former chief financial officer.  As part of the settlement, Mr. Crow was required to forfeit 1,662,942 options and return 9,666 shares of common stock held.  The agreement was subject to the approval of the Bankruptcy Court and became effective upon court approval in April 2011.  The options had an average exercise price of $0.37 per share and were outstanding and exercisable as of March 31, 2011 and December 31, 2010.  No value was assigned to the cancelled stock or options because we transferred no cash or other assets in exchange. In connection with the settlement, Mr. Crow agreed to withdraw his $0.2 million bankruptcy claim which was included in pre-petition liabilities as of March 31, 2011 and December 31, 2010.  In April 2011, we reduced selling, general and administrative expenses for the amount of the withdrawn claim.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements
Warrants

The table above includes information for both outstanding warrants classified as equity and outstanding warrants classified as warrant liability.

In February 2011, we issued an equity warrant to the holder of a convertible note to purchase up to 500,000 shares of our common stock at $0.25 per share, which vested and became exercisable beginning in February 2011 and expires in February 2015 (See Note 10).

We have certain outstanding warrant agreements in effect that contain anti-dilution clauses.  Under these clauses, based on future equity issuances, we may be required to lower the exercise price on existing warrants and issue additional warrants. Equity issuances would include issuances of our common stock, certain awards of options to employees, issuances of warrants, or other convertible instruments below a certain exercise price. Warrant liability is carried at fair value which is determined at the end of each reporting period.  The change in fair value is recorded as warrant liability income or expense.

As a result of issuing the warrant to the holder of the convertible note, we issued additional warrants to purchase 605,149 shares to the holders of warrants with anti-dilution clauses.  The additional warrants have an average exercise price of $1.95 per share.  We also lowered the exercise price of outstanding warrants to purchase 17,794,023 shares from $2.04 per share to $1.98 per share.

The issuance of shares of common stock to Buyer in April 2011, in connection with the Herbal Science transaction, triggered the anti-dilution clauses in certain outstanding warrant agreements. We will be required to lower the exercise price on certain existing warrants and issue additional warrants.  These actions are subject to the adjustment provisions included in the agreement with Buyer (see Note 7) when the Calculation Period ends.  Based on the shares initially issued in April, we expect to lower the exercise price of existing warrants to purchase approximately 18,379,072 shares from $1.98 per share to approximately $1.83 per share.  We expect to issue additional warrants to purchase approximately 1,543,905 shares at an average exercise price of approximately $1.77 per share.  The Buyer Warrant will require us to again lower the exercise price on existing warrants and issue additional warrants, once the Calculation Period ends.

As of March 31, 2011, we have 1,045,454 of outstanding equity warrants, which do not contain anti-dilution clauses, with an average exercise price of $0.47, and an average remaining term of 3.22 years.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Purchase and Supply Commitments

In January 2011, Irgovel entered into a commitment to supply $0.4 million of rice oil each month from April 2011 to December 2011.  The commitment represents approximately 50% of Irgovel’s current rice oil production capacity.

As of March 31, 2011, Irgovel has outstanding equipment purchase commitments totaling approximately $4.0 million.  The equipment is part of a capital project to expand production capacity and improve operational efficiency. We expect to pay for this equipment during the next year.

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

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

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

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Parent Company has not been served with any formal notices in regard to this matter so far.  To date, only Irgovel has received formal legal notice. In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration. As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of March 31, 2011, and December 31, 2010, the balance in the escrow account was $1.9 million and is included in restricted cash in the consolidated balance sheets.  There is an offsetting liability in accrued expenses in our consolidated balance sheets as of March 31, 2011 and December 31, 2010.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

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

On January 13, 2011, the SEC filed a complaint in the United States District Court for the District of Arizona alleging that we violated Section 17(a) of the Securities Act of 1933 (Securities Act), 15 U.S.C. § 77q(a), Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act of 1934 (the Exchange Act), 15 U.S.C. §§ 78j(b), 78m(a), 78m(b)(2)(A), and 78m(b)(2)(B), and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder, 17 C.F.R. §§ 240.10b-5, 240.12b-20, 240.13a-1, and 240.13a-13 (the SEC Action).  We have settled these allegations with the SEC, without admitting or denying them, and have consented to the entry of a final judgment of permanent injunction (Consent Judgment), which, among other things, permanently restrains and enjoins us from violations of Section 17(a) of the Securities Act, 15 U.S.C. § 77q(a), Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act, 15 U.S.C. §§ 78j(b), 78m(a), 78m(b)(2)(A), and 78m(b)(2)(B), and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder, 17 C.F.R. §§ 240.10b-5, 240.12b-20, 240.13a-1, and 240.13a-13.  The final Consent Judgment was entered in the SEC action on February 14, 2011.  No financial penalty was assessed by the SEC against us.

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

NOTE 13. SEGMENT INFORMATION

We have three reportable segments: Corporate; processed rice bran (SRB), which manufactures and distributes SRB in various granulations along with products derived from bran via patented enzyme treatment processes including a fat and protein rich water soluble fraction and a fiber rich insoluble fraction; and Bio-Refining, which separates rice bran into rice oil and defatted rice bran which are then further processed into a number of valuable food and feed products.  The Bio-Refining segment consists of our Irgovel operations in Brazil.  The Corporate segment includes corporate general and administrative expenses, litigation settlements and other expenses not directly attributable to segments.  No corporate allocations are made to the other segments.  Interest is not allocated.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

The table below presents segment information for the years identified and provides a reconciliation of segment information to total consolidated information (in thousands).

	Three Months Ended March 31, 2011
	Corporate	SRB		Bio-Refining		Consolidated
Revenues	$-	$2,560		$5,438		$7,998
Cost of goods sold	-	1,633		4,150		5,783
Gross profit	-	927		1,288		2,215
Depreciation and amortization (in selling, general and administrative)	(47)	(325)		(306)		(678)
Other operating income (expense)	(1,931)	197	(1)	(1,076)		(2,810)
Income (loss) from operations	$(1,978)	$799		$(94)		$(1,273)
Net loss attributable to NutraCea shareholders	$(4,711)	$799		$(147)		$(4,059)
Interest expense	(214)	-		(174)		(388)
Depreciation (in cost of goods sold)	-	(157)		(351)		(508)
Purchases of property, plant and equipment	-	43		1,810		1,853

As of the end of the period:
Property, plant and equipment	1,996	12,608		14,330		28,934
Assets held for sale	-	-		-		-
Goodwill	-	-		5,941	(2)	5,941
Intangible assets, net	-	2,754		3,248		6,002
Total assets	6,994	17,463		30,701		55,158

	Three Months Ended March 31, 2010
	Corporate	SRB	Bio-Refining		Consolidated
Revenues	$-	$3,234	$3,988		$7,222
Cost of goods sold	-	2,023	3,467		5,490
Gross profit	-	1,211	521		1,732
Depreciation and amortization (in selling, general and administrative)	(58)	(334)	(281)		(673)
Loss on disposal of property, plant and equipment	-	(376)	-		(376)
Other operating expense	(2,162)	(994)	(839)		(3,995)
Loss from operations	$(2,220)	$(493)	$(599)		$(3,312)
Net loss attributable to NutraCea shareholders	$(2,301)	$(493)	$(476)		$(3,270)
Interest expense	(151)	-	(130)		(281)
Depreciation (in cost of goods sold)	-	(146)	(320)		(466)
Purchases of property, plant and equipment	15	7	39		61

As of the end of the period:
Property, plant and equipment	1,974	10,327	12,785		25,086
Assets held for sale	-	11,142	-		11,142
Goodwill	-	-	5,472	(2)	5,472
Intangible assets, net	-	3,437	3,758		7,195
Total assets	8,196	28,293	27,853		64,342

(1)	SRB segment operating expenses for the first quarter of 2011 included a reduction in expense as a result of the recovery of an $0.8 million accounts receivable previously written off as uncollectible.
(2)	All changes in goodwill between March 31, 2011 and March 31, 2010, relate to foreign currency translation.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents revenue by geographic area for the three months ended March 31 (in thousands):

	2011	2010
United States	$2,277	$2,451
Brazil	3,501	3,987
Other international	2,220	784
Total revenues	$7,998	$7,222

The following table presents property, plant and equipment by geographic area (in thousands):

	March 31, 2011	December 31, 2010
United States	$14,604	$11,333
Brazil	14,330	12,721
Total property, plant and equipment, net	$28,934	$24,054

NOTE 14. FAIR VALUE MEASUREMENT

As defined in ASC No. 820, Fair Value Measurements (ASC 820), fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Certain assets and liabilities are presented in the financial statements at fair value.  Assets and liabilities measured at fair value on a recurring basis include warrant liabilities.  Assets and liabilities measured at fair value on a non-recurring basis include held-for-sale property, plant and equipment.

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

The following table summarizes the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

		As of March 31, 2011
		Level 1	Level 2	Level 3	Total

Warrant liability	(1)	$-	$-	$4,204	$4,204
Total liabilities at fair value		$-	$-	$4,204	$4,204

		As of December 31, 2010
		Level 1	Level 2	Level 3	Total

Warrant liability	(1)	$-	$-	$1,628	$1,628
Total liabilities at fair value		$-	$-	$1,628	$1,628

(1)
Represents fair value of warrant liability established as a result of adoption of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock).  Fair value of the warrant liabilities was determined using the Lattice Model.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	Three Months Ended March 31, 2011
	Fair Value as of Beginning of Period	Total Realized/ Unrealized Gains (Losses)	Issuance of New Warrants	Net Transfers Into (Out of) Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)
Warrant liability	$1,628	$(2,576)	$-	$-	$4,204	$(2,576)
Total Level 3 fair value	$1,628	$(2,576)	$-	$-	$4,204	$(2,576)

	Three Months Ended March 31, 2010
	Adoption of ASC 815-40-15 as of Beginning of Period	Total Realized/ Unrealized Gains (Losses)	Issuance of New Warrants	Net Transfers Into (Out of) Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)
Warrant liability	$1,279	$321	$-	$-	$958	$321
Total Level 3 fair value	$1,279	$321	$-	$-	$958	$321

(1)	Included in warrant liability income (expense) in the consolidated statements of operations.

The following tables summarize the fair values by input hierarchy of items measured at fair value in our consolidated balance sheets on a non-recurring basis (in thousands):

		As of December 31, 2010
		Level 1	Level 2	Level 3	Total

Assets held for sale - property, plant and equipment	(1)	$-	$-	$3,598	$3,598
Total assets at fair value		$-	$-	$3,598	$3,598

(1)
Represents land, building and equipment at our Dillon, Montana facility carried at fair value, based on an evaluation of market conditions and discounted cash flow analyses, less cost to sell (see Note 8).

NOTE 15. EMPLOYEE BENEFIT PLAN

In July 2010, the Board approved a cash incentive bonus plan for a total of $1.0 million to be paid to employees if all of the following conditions are met: i) court approval of our Plan of Reorganization and successfully exiting the Chapter 11 bankruptcy process ii) positive consolidated cash flows as defined, iii) being employed at the time of each payment and iv) cash availability as determined by the Board at its sole discretion.  Under the Plan of Reorganization, we are prohibited from paying bonuses in an amount that exceeds the percentage paid to general unsecured creditors with regard to their pre-petition liabilities.  Because the positive cash flow condition was not met as of March 31, 2011 and December 31, 2010, the Board has not approved payments and no accrual was recorded.

NOTE 16. EVENTS IN JAPAN

As of March 31, 2011, we have not experienced any unfavorable impact on revenues from the March 2011 earthquake and tsunami which devastated Japan, or its aftermath.  Shipments of our rice oil product to Japan have been unaffected.  Although not foreseen at this time, we may experience unfavorable impacts on our operating results in the future should the situation change.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in the results of operations and financial condition of NutraCea and subsidiaries (“we”, “us”, “our” or the “Company,”) for the periods presented. This discussion and analysis should be read in conjunction with the consolidated financial statements, the related notes thereto, and management’s discussion and analysis of results of operations and financial condition included in our Annual Report on Form 10-K, for the year ended December 31, 2010.

This Form 10-Q may contain “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may”, “will”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Actual results may differ materially from those projected in such forward-looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this Current Report on Form 10-Q and in our annual Report on Form 10-K for the year ended December 31, 2010. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the filing date of this Form 10-Q.

We are a food ingredient and health company focused on the procurement, processing and refinement of rice bran and derivative products.  We have proprietary intellectual property that allows us to process and convert rice bran, one of the world’s most underutilized food resources, into a highly nutritious ingredient, processed rice bran (SRB) that has applications in various food products.  Our target markets are food manufacturers, nutraceuticals and animal nutrition.  It is also used as a stand-alone product that can be sold through non-related entities with distribution into the market place, both domestically and internationally.  These products include food supplements and nutraceuticals which provide health benefits for humans and animals based on SRB and SRB derivatives.  We believe that SRB products can deliver beneficial physiological effects.  We are continuing to pursue ongoing clinical trials and third party analyses in order to further support the uses for and effectiveness of our products.  In addition, NutraCea has developed a bio-refining approach to processing rice bran into various value added constituents such as rice oil (RBO), defatted rice bran (DRB) and a variety of other valuable derivatives of rice bran.

We have three reportable business segments: (1) Corporate; (2) processed rice bran (SRB), which manufactures and distributes SRB in various granulations along with products derived from bran via patented enzyme treatment processes including a fat and protein rich water soluble fraction and a fiber rich insoluble fraction; and (3) Bio-Refining, which separates rice bran into rice oil and defatted rice bran which are then further processed into a number of valuable food and feed products.  The Corporate segment includes selling, general and administrative expenses, litigation settlements, amortization of intangible assets, and other expenses not directly attributable to other segments.  No corporate allocations are made to the other segments.  Interest is not allocated.

The SRB segment consists of locations in California and Louisiana that produce SRB.  The manufacturing facilities included in our SRB segment have specialized processing equipment and techniques for the treatment of rice grain products to cook, convert, isolate, dry and package finished food ingredients used in the formulation of health food and consumer food finished products. In addition, we have the capability to custom manufacture various grain based products for human food ingredient companies at our Dillon facility.

The Bio-Refining segment consists of our Irgovel operations in Brazil.  Irgovel manufactures rice oil and DRB products for both the human and animal food markets in Brazil and internationally.  Irgovel owns the largest rice bran processing facility in South America and is the only Brazilian company to produce edible rice oil for human consumption.  In refining rice oil to an edible grade several co-products are obtained, including distilled fatty acids, a valuable raw material for the detergent industry.  DRB is compounded with a number of other ingredients to produce complex animal feeds which are packaged and sold under Irgovel brands in the Brazilian market.

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2011 and 2010.

Consolidated net loss attributable to NutraCea shareholders for the three months ended March 31, 2011, was $4.1 million, or ($0.02) per share, compared to $3.3 million for the three months ended March 31, 2010, or ($.02) per share.  The increase in net loss was primarily due to an increase in warrant liability expense of $2.9 million which was partially offset by: (i) higher sales in the Bio-Refining segment, (ii) improved margins, (iii) lower selling, general and administrative expenses and (iv) recovery of an $0.8 million accounts receivable, previously written off as uncollectible.  The loss from operations improved by $2.0 million or 61.6%.

Index

Revenue and Gross Profit

Revenues (in thousands):

	Three Months Ended March 31,
	2011	% of Total Revenues	2010	% of Total Revenues	Change	% Change
SRB segment	$2,560	32.0	$3,234	44.8	$(674)	(20.8)
Bio-Refining segment	5,438	68.0	3,988	55.2	1,450	36.4
Total revenues	$7,998	100.0	$7,222	100.0	$776	10.7

Consolidated revenues for the three months ended March 31, 2011, were $8.0 million compared to $7.2 million in the prior year period, an increase of $0.8 million, or 10.7%.

SRB segment revenues declined by $0.7 million, a 20.8% decline.  The decrease is primarily due to a combination of the following factors:

•
Cereal product revenues declined $0.3 million.  A $0.5 million decline in cereal product revenues due to the March 2010 sale of the cereal product related assets to Kerry Ingredients (Kerry) was partially offset by an increase in tolling revenue of $0.2 million in the first quarter of 2011.  Under the tolling agreement, we continued to produce certain cereal products for Kerry on an order by order basis until March 2011.

•	Animal nutrition product revenues declined $0.2 million due to competitive pressures.
•
Human nutrition product revenues declined $0.2 million.  We implemented a price increase which took effect in the middle of the first quarter of 2011.  Human nutrition product orders can be relatively large and infrequent orders.  Therefore, revenues often fluctuate between periods due to the timing of shipment of orders.

The Bio-Refining segment revenues increased by $1.5 million, or 36.4%.  The increase is attributable to overall favorable pricing trends and increased volume across all product lines.

Cost of goods sold (in thousands):

	Three Months Ended March 31,
	2011	% of Revenues	2010	% of Revenues	Change	% Change
SRB segment	$1,633	63.8	$2,023	62.6	$(390)	(19.3)
Bio-Refining segment	4,150	76.3	3,467	86.9	683	19.7
Total cost of goods sold	$5,783	72.3	$5,490	76.0	$293	5.3

Consolidated cost of goods sold for the three months ended March 31, 2011, was $5.8 million compared to $5.5 million in the prior year period, an increase of $0.3 million, or 5.3%.

The SRB segment experienced a decrease of $0.4 million, or 19.3%, that was attributable to reduced revenues. As a percent of revenue costs were relatively constant.  The Bio-Refining segment cost of goods sold increased by $0.7 million due to significantly higher revenues.  However, as a percent of revenue, cost of goods sold declined due to plant efficiencies associated with a shift in sales mix.

Gross profit (in thousands):

	Three Months Ended March 31,
	2011	Gross Profit %	2010	Gross Profit %	Change	Change in Gross Profit %
SRB segment	$927	36.2	$1,211	37.4	$(284)	(1.2)
Bio-Refining segment	1,288	23.7	521	13.1	767	10.6
Total gross profit	$2,215	27.7	$1,732	24.0	$483	3.7

Index

Consolidated gross profit for the three months ended March 31, 2011, was $2.2 million compared to $1.7 million in the prior year period, an increase of $0.5 million, or 3.7 percentage points.

SRB segment gross margin declined to 36.2% in the first quarter of 2011 compared to 37.4% in the first quarter of 2010.  First quarter of 2011 results benefited from the impact of the mid-quarter price increase.  SRB segment revenues in the first quarter of 2011 included low margin toll processing associated with the sale of the infant cereal business.  We discontinued toll processing in April 2011 and expect an SRB segment gross profit percentage of approximately 40% in the second quarter of 2011. First quarter of 2010 results included lower margin revenue from sales of cereal products that ceased with the sale of cereal product-related assets to Kerry.  Gross profit in the Bio-Refining segment increased significantly by $0.8 million primarily due to favorable pricing and the shift in product mix noted above.  These two factors resulted in gross profit margin improving from 13.1% to 23.7%.

Operating Expenses (in thousands):

	Three Months Ended March 31, 2011
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$1,277	$912	$1,185	$3,374
Professional fees	582	-	220	802
Loss on disposal of property, plant and equipment	-	-	-	-
Provision for (recovery of) doubtful accounts	83	(800)	(23)	(740)
Research and development	36	16	-	52
Total operating expenses	$1,978	$128	$1,382	$3,488

	Three Months Ended March 31, 2010
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$1,903	$1,205	$908	$4,016
Professional fees	318	-	139	457
Loss on disposal of property, plant and equipment	-	376	-	376
Provision for doubtful accounts	-	-	73	73
Research and development	-	122	-	122
Total operating expenses	$2,221	$1,703	$1,120	$5,044

	Favorable (Unfavorable) Change
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$626	$293	$(277)	$642
Professional fees	(264)	-	(81)	(345)
Loss on disposal of property, plant and equipment	-	376	-	376
Provision for doubtful accounts	(83)	800	96	813
Research and development	(36)	106	-	70
Total operating expenses	$243	$1,575	$(262)	$1,556

Consolidated selling, general and administrative (SG&A) expenses were $3.4 million for the quarter ended March 31, 2011 compared to $4.0 million for quarter ended March 31, 2010, decrease of $0.6 million.  The decline in overall SG&A is attributable to improvements in the Corporate and SRB segments.

The decline in corporate segment SG&A is primarily attributable to an agreement to settle all potential claims associated with the employment of Mr. Brad Edson, our former chief executive officer.  Mr. Edson agreed to return to NutraCea $0.4 million, representing bonuses earned during his employment.  As a result we recorded this receivable and reduced SG&A.  The remaining decline in SG&A is attributable to lower consulting fees and a general reduction in corporate spending.

SRB segment SG&A included $0.1 million in property tax expense related to our Phoenix facility in 2010.  No such expense was incurred in the comparable 2011 period, as the facility was sold in September 2010.  The increase in Bio-Refining segment SG&A is primarily due to an increase in payroll expense related to cost of living adjustments that are effective beginning June 2010.

Consolidated professional fees were $0.8 million compared to $0.5 million for the three months ended March 31, 2011 and 2010, an increase of $0.3 million.  Professional fees are expenses associated with consultants, accounting, auditing, tax compliance, SOX 404 compliance, and outside legal counsel.  The overall increase in professional fees are related to audit and consultant fees associated with the filing of our 2009 and 2010 Form 10-K’s and Form 10-Q’s in February and March 2011, a total of eight public filings in one quarter.

Index

Consolidated recovery of doubtful accounts was $0.7 million for the first quarter of 2011 compared to a provision for doubtful accounts of $0.1 million for first quarter of 2010.  In March 2011, pursuant to a settlement agreement with a former SRB customer, we received $0.8 million in payment of trade receivable previously written-off as uncollectible.

Consolidated Research and Development expenses were nominal for the three months ended March 31, 2011 and 2010, due to cash constraints.  We expect to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications based on future cash availability.

During the quarter ended March 31, 2010, a loss on disposal of $0.4 million was recorded related to the sale of the infant cereal manufacturing equipment located at our Phoenix, AZ facility.  No such disposals occurred in 2011.

Other Income (Expense) (in thousands):

	Three Months Ended March 31, 2011
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$13	$-	$-	$13
Interest expense	(214)	-	(174)	(388)
Loss on equity method investments	(13)	-	-	(13)
Warrant liability expense	(2,576)	-	-	(2,576)
Other	58	-	32	90
Other income (expense)	$(2,732)	$-	$(142)	$(2,874)

	Three Months Ended March 31, 2010
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$8	$-	$10	$18
Interest expense	(151)	-	(130)	(281)
Loss on equity method investments	(11)	-	-	(11)
Warrant liability income	321	-	-	321
Other	89	-	(1)	88
Other income (expense)	$256	$-	$(121)	$135

	Favorable (Unfavorable) Change
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$5	$-	$(10)	$(5)
Interest expense	(63)	-	(44)	(107)
Loss on equity method investments	(2)	-	-	(2)
Warrant liability expense	(2,897)	-	-	(2,897)
Other	(31)	-	33	2
Other income (expense)	$(2,988)	$-	$(21)	$(3,009)

Consolidated other expense was $2.9 million compared to other income of $0.1 million for the three months ended March 31, 2011 and 2010, an increase in other expense of $3.0 million, primarily due to warrant liability expense as noted below.

Interest expense was $0.4 million for the quarter ended March 31, 2011, compared to $0.3 million for the quarter ended March 31, 2010, a $0.1 million increase.  The Corporate segment experienced an increase in interest expense of $0.1 million related to interest due on pre-petition liabilities.

Warrant liability expense for the quarter ended March 31, 2011 was $2.6 million compared to warrant liability income of $0.3 million for the quarter ended March 31, 2010.  We have certain outstanding warrant agreements in effect that contain anti-dilution clauses. Under these clauses, we may be required to lower the exercise price on existing warrants along with issuing additional warrants.  Warrant liability is carried at fair value which is determined at the end of each reporting period.  The change in fair value is recorded as warrant liability income or expense. The valuation method used to calculate fair value requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants that contain anti-dilution clauses. We must also make other assumptions.  Warrant liability increased primarily as a result of an assumed increase in the probability of an equity transaction in light of our projected cash needs.

Liquidity and Capital Resources

Although we have made significant improvements, we continue to experience losses and negative cash flows from operations.  These factors raise substantial doubt about our ability to continue as a going concern.

Index

We took steps in 2010 and 2009 to improve profitability and liquidity by reducing our U.S. based employee headcount at both the corporate and plant operations level.  In the ongoing effort to improve profitability, significant emphasis will be placed on growing sales. The growth of revenues is expected to include the following:

•	growing sales in existing markets, including bulk processed rice bran (SRB), rice oil and derivative products;
•	aligning with strategic partners who can provide channels for additional sales of our products including rice oil extraction; and
•	price increases.

Equity markets have not been a significant source of funds during 2011 and 2010 due to our financial position, the state of the equity markets and the bankruptcy filing.  However, exiting bankruptcy on November 30, 2010, combined with improving financial performance and equity market conditions, may allow us to raise equity funds.  We intend to provide the necessary cash to continue operations through the monetization of certain assets, growth of sales, and equity financing transactions.  Asset monetization may include some or all of the following:

•	sale or a sale-lease back of certain facilities;
•	sale of a noncontrolling interest in one or more subsidiaries; or
•	sale of surplus equipment.

Some of these sales could result in additional impairment of asset values.  Although we believe that we will be able to obtain the funds necessary to continue as a going concern there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In December 2010, we entered into a membership interest purchase agreement with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (the Investors).  The Investors agreed to purchase a 35.6% interest in Nutra SA for an aggregate purchase price of $7.7 million.  The transaction closed in January 2011 and the Parent Company received $4.0 million of the proceeds.  The remaining amount of $3.7 million, less $0.5 million retained by Nutra SA for administrative expenses, was invested in Irgovel for capital improvements and working capital needs.

Our cash and cash equivalents were $1.2 million at March 31, 2011, and $0.5 million at December 31, 2010.

Cash used in operating activities was $4.3 million for the first quarter of 2011, compared to net cash used in operations of $2.3 million for the first quarter of 2010.  In the first quarter of 2011, we made distributions to unsecured creditors which reduced prepetition liabilities by $3.5 million.  As of March 31, 2011, we have made distributions to the general unsecured creditors totaling $3.1 million, or approximately 44% of the amount owed, plus accrued interest.  We were able to use a portion of the proceeds from the sale of Nutra SA units discussed above to fund creditor payments and meet our other working capital needs.

As further discussed in Note 2, the unsecured creditors were granted a lien in all of the Parent Company’s assets.  The lien is administered and may be enforced by a plan agent, who may, among other things, sell specified assets if the payment benchmarks set forth in the Amended Plan are not met.  As of March 31, 2011, we have made distributions to the general unsecured creditors totaling $3.1 million, or approximately 44% of the amount owed, plus accrued interest.  We must distribute approximately $0.4 million by July 15, 2011, to meet the benchmark. As of March 31, 2011, we have $0.2 million in restricted cash, set aside for distribution to the unsecured creditors.

Cash used in investing activities was $1.6 million in the first quarter of 2011 compared to cash provided by investing activities of $3.9 million in the first quarter of 2010.  During the first quarter of 2011, Irgovel began expending cash for capital improvements which are part of a project to expand production capacity and improve operational efficiency.  As of March 31, 2011, Irgovel has outstanding equipment purchase commitments totaling approximately $4.0 million.  We expect to pay for this equipment during the next twelve months with funds obtained from the sale of additional Nutra SA membership interests and bank financing.  Cash provided by investing activities in the first quarter of 2010 consisted of proceeds from the sale of cereal equipment in the Phoenix, Arizona facility for $3.7 million.

Cash provided by financing activities was $6.7 million for the first quarter of 2011 compared to cash used in financing activities of $1.7 million in the first quarter of 2010.  In the first quarter of 2011 we received $7.7 million of proceeds from the sale of membership interests in Nutra SA and $0.5 million from issuance of a convertible note.

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

Index

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

For further information about other critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

The FASB has issued guidance clarifying the criteria for separating revenue between multiple deliverables.  This guidance applies to new revenue arrangements or arrangements materially modified in periods subsequent to adoption.  We were required to adopt this standard effective January 1, 2011.  Adoption of the standard did not have a significant impact on our consolidated financial statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

We evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010, management identified the following material weaknesses in our internal control over financial reporting during the period covered by this report:

•
While we were in Chapter 11 Reorganization, we had inadequate staffing to allow us to file in a timely manner our Quarterly Reports on Form 10-Q for 2009 and 2010 and our Annual Report on Form 10-K for 2009.

•
Our Brazilian subsidiary, Irgovel, implemented a new enterprise resource planning (ERP) system during 2010, which precipitated changes to several of the underlying control processes.  Due to a limited staff, certain processes were carried out by a single individual and were not subjected to a separate review process.  This lack of review caused some inventory and interest calculations to be inaccurate requiring material post-closing adjustments.

Remediation

We assessed our future need for possible permanent additions to the accounting and reporting compliance staff.  We hired outside consultants in March 2011 to assist with accounting and financial reporting requirements.  With the assistance of the audit committee of the Board of Directors we will continue to assess our staffing requirements in order to remediate the above material weakness.  The Chapter 11 Reorganization process has essentially been completed with our emergence from bankruptcy on November 30, 2010, the effective date.  Therefore, we are directing more effort and focus to financial reporting.

Our Brazilian subsidiary has realigned controls and responsibilities to ensure adequate and appropriate levels of independent review.  We will continue to assess the effectiveness of these remedial actions.

There were no other changes in our internal control, except for the ones noted above over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Various lawsuits, claims, proceedings and investigations are pending involving us as described below in this section. In accordance with ASC 450, Contingencies, when applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.  In addition to the matters described herein, we are involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business.  While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations.

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

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Parent Company has not been served with any formal notices in regard to this matter so far.  To date, only Irgovel has received formal legal notice. In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration. As part of the Purchase Agreement $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of March 31, 2011 and December 31, 2010, the balance in the escrow account was $1.9 million and is included in restricted cash in the consolidated balance sheets.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

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

Index

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were issued during the three month period ended March 31, 2011:

On January 1, 2011, we issued 150,000 nonvested shares of our common stock to a consultant in connection with a consulting agreement.  The shares vest equally over six months.

On January 1, 2011, we issued an option to purchase 250,000 shares of our common stock to each non-employee director at an exercise price of $0.20 per share.  Each option was issued under our 2010 Equity Incentive Plan, has a ten year term and vests equally over twelve months.

On February 14, 2011, we entered into a note and warrant purchase agreement with an investor whereby we issued a convertible note in the principal amount of $500,000 and a four-year warrant to purchase 500,000 shares of our common stock at an exercise price of $0.25 per share.  See Note 10 to the consolidated financial statements contained herein for further description of the transaction.

On February 14, 2011, we adjusted the exercise price and issued warrants to purchase common stock to the investors in our May 2006, February 2007 and April 2008 equity financings pursuant to the anti-dilution provisions contained in the respective warrants.  The investors in the May 2006 financing were issued warrants to purchase a total of 4,645 shares of common stock at $1.15 per share.  These warrants expire in May 2011.  The investors in the February 2007 financing were issued warrants to purchase a total of 585,048 shares of common stock at $1.98 per share.  These warrants expire in February 2016.  The exercise price for all warrants outstanding under the February 2007 financing was lowered to $1.98 per share from $2.04 per share. The investors in the April 2008 financing were issued warrants to purchase a total of 15,456 shares of common stock at $1.00 per share.  These warrants expire in April 2013.  All of these warrants were issued without additional consideration pursuant to the terms of the respective financings.

On February 28, 2011, we issued an option to purchase 500,000 shares of our common stock to a consultant in connection with a consulting agreement at an exercise price of $0.37 per share.  The option was issued under our 2010 Equity Incentive Plan, has a ten year term and vests equally over sixty months.

On March 31, 2011, we issued 43,626 shares of our common stock in connection with consulting services previously provided.

On March 31, 2011, we issued 275,000 shares of our common stock in connection with consulting services previously provided.

On March 31, 2011, we issued an option to purchase 187,500 shares of our common stock to a non-employee director at an exercise price of $0.37 per share.  The option was issued under our 2010 Equity Incentive Plan, has a ten year term and vests equally over nine months.

Unless otherwise indicated above, the securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933.  All issuances above were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached hereto and filed herewith:

Index

Exhibit Number	Description of Exhibit
10.1*	2010 Equity Incentive Plan

10.2*	Form of Indemnification Agreement for officers and directors of NutraCea

10.3*	Second Amendment of Employment Agreement between NutraCea and W. John Short.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement in which any director or any executive officer participates.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2011

/s/ W. John Short
W. John Short
Chief Executive Officer

/s/ J. Dale Belt
Jerry Dale Belt
Chief Financial Officer