Form 10-Q/A
period 2010-03-31
NUTRACEA
filed 2011-05-27
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

NutraCea is filing this Amendment No. 1 (Amendment) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011, (Initial Form 10-Q) to correct the inadvertent omission of the signature page containing the signatures of the chief executive officer and principal financial officer of NutraCea in the Initial Form 10-Q and to include such page in this Amendment.

Except for the signature page to the Initial Form 10-Q, no other changes have been made to the Initial Form 10-Q in this Amendment.  This Amendment contains the entirety of the Initial Form 10-Q and Exhibits 31.1, 31.2 and 32.1, which have been updated to today’s date.  This Amendment speaks as of the original filing date of the Initial Form 10-Q, does not reflect events that may have occurred after the original filing date and does not modify or update in any way disclosures made in the Initial Form 10-Q.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit
10.1(1)	Asset Purchase Agreement with Kerry Inc. dated February 11, 2010.
10.2(2)	Employment Agreement between NutraCea and Kody Newland dated March 3, 2010.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

(1)	Incorporated herein by reference to exhibits previously filed on Registrant’s 2009 Annual Report on Form 10-K, filed on February 24, 2011.

(2)	Incorporated herein by reference to exhibit 10.2 previously filed on Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2010, filed on March 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 27, 2011

/s/ W. John Short
W. John Short
Chief Executive Officer

/s/ J. Dale Belt
Jerry Dale Belt
Chief Financial Officer