Form 10-Q/A
period 2010-09-30
NUTRACEA
filed 2011-05-27
CIK 1063537

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

Explanatory Note

NutraCea is filing this Amendment No. 1 (Amendment) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on March 31, 2011, (Initial Form 10-Q) to correct the inadvertent omission of the signature page containing the signatures of the chief executive officer and principal financial officer of NutraCea in the Initial Form 10-Q and to include such page in this Amendment.

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