Form 10-Q
period 2011-06-30
NUTRACEA
filed 2011-08-15
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 1, 2011, 198,422,574 shares of the registrant’s common stock were outstanding.

NutraCea
Index
Form 10-Q

Cautionary Note about Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue, liquidity or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  The forward-looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward-looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this Current Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010.  We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this quarterly report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

NutraCea
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2011 and 2010
(Unaudited) (in thousands, except per share amounts)

	Three Months		Six Months
	2011	2010	2011	2010

Revenues	$9,646	$7,501	$17,643	$14,723
Cost of goods sold	7,062	6,029	12,845	11,519
Gross profit	2,584	1,472	4,798	3,204

Operating expenses:
Selling, general and administrative	3,689	3,610	7,114	7,748
Professional fees	798	507	1,600	964
Impairment of property, plant and equipment	-	1,000	-	1,000
Settlement with former customer	-	-	(800)	-
Loss on disposal of property, plant and equipment	-	27	-	403
Provision for doubtful accounts	72	50	132	123
Total operating expenses	4,559	5,194	8,046	10,238

Loss from operations	(1,975)	(3,722)	(3,248)	(7,034)

Other income (expense):
Interest income	67	4	80	17
Interest expense	(424)	(300)	(812)	(581)
Loss on acquisition of additional interests in Rice Rx	(140)	-	(140)	-
Loss on equity method investments	(12)	(10)	(25)	(21)
Warrant liability income (expense)	2,436	(508)	(141)	(187)
Gain on extinguishment of debt	265	-	265	-
Other income	53	107	155	230
Other expense	(250)	-	(261)	(30)
Total other income (expense)	1,995	(707)	(879)	(572)

Reorganization expenses - professional fees	-	399	-	736

Income (loss) before income taxes	20	(4,828)	(4,127)	(8,342)
Income tax benefit (expense)	(52)	300	8	544
Net loss	(32)	(4,528)	(4,119)	(7,798)
Net loss attributable to noncontrolling interest in Nutra SA	11	-	39	-
Net loss attributable to NutraCea shareholders	$(21)	$(4,528)	$(4,080)	$(7,798)

Loss per share attributable to NutraCea shareholders
Basic	$(0.00)	$(0.02)	$(0.02)	$(0.04)
Diluted	$(0.00)	$(0.02)	$(0.02)	$(0.04)

Weighted average number of shares outstanding
Basic	198,310	193,028	196,767	193,010
Diluted	198,310	193,028	196,767	193,010

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

NutraCea
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2011 and 2010
(Unaudited) (in thousands)

	Three Months		Six Months
	2011	2010	2011	2010
Net loss attributable to NutraCea shareholders	$(21)	$(4,528)	$(4,080)	$(7,798)
Other comprehensive income (loss) - foreign currency translation, net of tax	802	(140)	1,054	(547)
Comprehensive income (loss), net of tax	781	(4,668)	(3,026)	(8,345)
Comprehensive loss attributable to the noncontrolling interest, net of tax	11	-	39	-
Total comprehensive income (loss) attributable to NutraCea shareholders	$792	$(4,668)	$(2,987)	$(8,345)

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

NutraCea
Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010
(Unaudited) (in thousands, except share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$678	$537
Restricted cash	2,318	1,917
Accounts receivable, net	4,368	3,502
Inventories	2,879	2,994
Note receivable, current portion	1,200	1,200
Deferred tax asset	325	292
Deposits and other current assets	2,777	2,255
Assets held for sale - property, plant and equipment	-	3,598
Total current assets	14,545	16,295

Note receivable, net of current portion	50	600
Property, plant and equipment, net	31,285	24,054
Intangible assets, net	5,855	6,296
Goodwill	6,236	5,835
Equity method investments	24	49
Other long-term assets	45	95
Total assets	$58,040	$53,224

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,322	$2,573
Accrued expenses	4,485	4,266
Pre-petition liabilities	3,475	6,406
Long-term debt, current portion	5,678	3,235
Total current liabilities	15,960	16,480

Long-term liabilities:
Long-term debt, net of current portion	3,750	7,365
Deferred tax liability	4,405	4,361
Warrant liability	1,769	1,628
Other long-term liabilities	1,000	1,000
Total liabilities	26,884	30,834

Commitments and contingencies

Redeemable noncontrolling interest in Nutra SA	10,686	-

Equity:
Equity attributable to NutraCea shareholders:
Preferred Stock, 20,000,000 authorized and none issued	-	-
Common stock, no par value, 500,000,000 shares authorized, 198,422,574 and 195,359,109 shares issued and outstanding	208,382	207,432
Accumulated deficit	(188,892)	(184,812)
Accumulated other comprehensive income (loss)	980	(74)
Total equity attributable to NutraCea shareholders	20,470	22,546
Noncontrolling interest in Rice Science	-	(156)
Total equity	20,470	22,390
Total liabilities and equity	$58,040	$53,224

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

NutraCea
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010
(Unaudited) (in thousands)

	2011	2010
Cash flows from operating activities:
Net loss	$(4,119)	$(7,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,512	2,240
Provision for doubtful accounts	132	123
Impairment of property, plant and equipment	-	1,000
Loss on disposal of property, plant and equipment	-	403
Share-based compensation	423	376
Warrant liability expense	141	187
Deferred tax benefit	(255)	(544)
Reorganization expenses	-	736
Loss on equity method investments	25	21
Settlement with former officer	(267)	-
Gain on extinguishment of debt	(265)	-
Other	261	-
Changes in operating assets and liabilities:
Accounts receivable	(655)	275
Inventories	257	114
Other current assets	(476)	218
Accounts payable and accrued expenses	1,073	377
Pre-petition liabilities	(3,531)	-
Net cash used in operating activities, before reorganization items	(4,744)	(2,272)

Reorganization items:
Reorganization expenses	-	(736)
Change in accounts payable for reorganization items	-	(13)
Net cash used for reorganization items	-	(749)
Net cash used in operating activities	(4,744)	(3,021)

Cash flows from investing activities:
Receipts on note receivable	550	600
Purchases of property, plant and equipment	(4,501)	(144)
Restricted cash	(401)	-
Proceeds from sale of property, plant and equipment	-	4,356
Acquisition of additional interests in Rice Science and Rice Rx	(150)	-
Other	(28)	(17)
Net cash provided by (used in) investing activities	(4,530)	4,795

Cash flows from financing activities:
Proceeds from sale of membership interests in Nutra SA, net of costs	10,725	-
Payments of debt, net of proceeds	(1,604)	(1,854)
Proceeds from issuance of warrants and note conversion feature	327	-
Net cash provided by (used in) financing activities	9,448	(1,854)

Effect of exchange rate changes on cash and cash equivalents	(33)	7
Net change in cash and cash equivalents	141	(73)
Cash and cash equivalents, beginning of period	537	952
Cash and cash equivalents, end of period	$678	$879

Supplemental disclosures:
Cash paid for interest	$452	$413
Cash paid for taxes	-	-

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

The interim results reported in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for the full fiscal year or any other future period and have been prepared assuming we will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business.  We have experienced recurring losses and negative cash flows from operations.  In 2011, we issued shares of common stock and warrants to satisfy certain obligations, in an effort to conserve cash.  In 2011, we also obtained funds from issuance of a convertible note.  The equity markets, however, have not been a significant source of funds during 2011 and 2010 due to our financial position, the state of the equity markets and the bankruptcy filing discussed below.  Improving financial performance and equity market conditions, may allow us to raise equity funds in the future.  We intend to provide the necessary cash to continue operations through the monetization of certain assets, improved profitability and possible equity and/or debt financing transactions.

Certain reclassifications have been made to amounts reported for the prior year to achieve consistent presentation with the current year.

Recent Accounting Pronouncement

Accounting pronouncements that are applicable to us, and could potentially have a material impact on our consolidated financial statements, are discussed below.

The FASB has issued guidance clarifying the criteria for separating revenue between multiple deliverables.  This guidance applies to new revenue arrangements or arrangements materially modified in periods subsequent to adoption.  We were required to adopt this standard effective January 1, 2011.  Adoption of the standard had no impact on our consolidated financial statements.

In May 2011, the FASB amended guidance on fair value measurement and expanded the required disclosures related to fair value.  The amendments, among other things, clarify that the highest and best use concept applies only to nonfinancial assets and addresses the appropriate premiums and discounts to consider in fair value measurement.  We are required to adopt the guidance prospectively, effective January 1, 2012.  We do not expect adoption to have a significant impact on our financial position or results of operations.

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

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

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

Under the Amended Plan, if we fail to meet certain benchmarks for payment to our Class 6 general unsecured creditors as described in the Amended Plan, the plan agent may direct and control the sale of pledged assets as follows:

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

Since we will not be able to control the sale of the above assets if we do not meet the payment benchmarks, we cannot guarantee that the assets will be sold at a value satisfactory to us.  Cumulatively, through June 30, 2011, we distributed to the Class 6 general unsecured creditors $3.1 million, plus accrued interest.  In July 2011, we distributed an additional $0.3 million, plus accrued interest, and as a result we have met our July 15, 2011 payment benchmark.  Cumulatively, through July 2011, we have distributed to the Class 6 general unsecured creditors $3.4 million, or approximately 52.5% of the amount owed.  Interest accrues on the unpaid pre-petition liabilities at an annual rate of 8.25%.

Under the Amended Plan, the items listed below must be paid to the Class 6 general unsecured creditors, if and when received.  Until distributed to the Class 6 general unsecured creditors, amounts received for these items, if any, are classified as restricted cash:
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

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

We have taken steps in 2011 and 2010 to improve profitability and liquidity by reducing our U.S. based employee headcount at both the corporate and plant operations level.  In the ongoing effort to improve profitability, significant emphasis will be placed on growing revenues.  The growth of revenues is expected to include the following:

•	growth in existing markets, including bulk processed rice bran (SRB) and rice oil;
•	aligning with strategic partners who can provide channels for additional sales of our products including rice oil extraction; and
•	implementing price increases.

In 2011, we issued shares of common stock and warrants to satisfy certain obligations in an effort to conserve cash.  In 2011, we also obtained funds from issuance of a convertible note.  The equity markets, however, have not been a significant source of funds during 2011 and 2010 due to our financial position, the state of the equity markets and the bankruptcy filing.  Improving financial performance and equity market conditions may allow us to raise equity funds.  We intend to provide the necessary cash to continue operations through the monetization of certain assets, improved profitability and possible equity and/or debt financing transactions.  Some of these monetizations could result in additional impairment of asset values.  Asset monetization may include some or all of the following:

•	sale or a sale-lease back of certain facilities;
•	sale of a noncontrolling interest in one or more subsidiaries; or
•	sale of surplus equipment.

NOTE 3. GENERAL BUSINESS

We are a food ingredient and health science company focused on bio-refining rice bran into numerous derivative products.  We have proprietary intellectual property that allows us to process and convert rice bran, one of the world’s most underutilized food resources, into highly nutritious ingredients including rice oil, processed rice bran (SRB), defatted rice bran (DRB) and their derivative products, that have applications in various food products and nutraceutical applications.  Our target markets are food, nutraceutical and animal nutrition manufacturers and distributors.  Rice oil and SRB are also used as stand-alone products that can be sold through non-related entities with distribution into the marketplace, both domestically and internationally.  We believe that products containing rice oil, SRB, DRB, and their derivative products, can deliver beneficial physiological effects.  We continue to pursue both internal and independent research and development along with third party analyses in order to further support the uses for and effectiveness of our products.

We have three reportable business segments: (i) Corporate; (ii) SRB, which manufactures and distributes SRB in various granulations along with products derived from bran via patented enzyme treatment processes including a fat and protein rich water soluble fraction and a fiber rich insoluble fraction; and (iii) Bio-Refining, which separates rice bran into rice oil and defatted rice bran which are then further processed into a number of valuable food and feed products.  Bio-Refining operations currently consist of our operations in Brazil.  The Corporate segment includes general and administrative expenses, litigation settlements and other expenses not directly attributable to other segments.  No corporate allocations are made to the other segments.  Interest incurred at the Corporate level is not allocated.

NOTE 4. LOSS PER SHARE (EPS)

Basic EPS is computed by dividing net income (loss) attributable to NutraCea shareholders by the weighted average number of common shares outstanding during all periods presented.  Options, warrants and shares issuable upon conversion of convertible notes payable are excluded from the basic EPS calculation and are considered in calculating the diluted EPS.

Diluted EPS is computed by dividing net income (loss) attributable to NutraCea shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the impact of assumed exercises and conversions is dilutive.  The dilutive effect of outstanding options and warrants is calculated using the treasury stock method.  The dilutive effect of outstanding convertible notes payable is calculated using the “if converted” method.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

Reconciliations of the numerators and denominators in the EPS computations for the three months and six months ended June 30 follow:

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to NutraCea shareholders	$(21)	$(4,528)	$(4,080)	$(7,798)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	198,309,844	193,027,680	196,767,291	193,009,779
Effect of dilutive securities outstanding	-	-	-	-
Diluted EPS - weighted average number of shares outstanding	198,309,844	193,027,680	196,767,291	193,009,779

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive:
Stock options (average exercise price for the three and six months ended June 30, 2011 of $0.29 and $0.34)	38,734,230	26,594,147	40,734,884	26,612,186
Warrants (average exercise price for the three and six months ended June 30, 2011 of $1.15 and $1.20)	41,219,735	39,578,506	41,107,083	39,711,103
Convertible note payable	2,000,000	-	1,500,000	-

The impact of potentially dilutive securities outstanding at June 30, 2011 and 2010, were not included in the calculation of diluted EPS in 2011 and 2010, because to do so would be antidilutive.  Those securities which were antidilutive in 2011 and 2010, which remain outstanding, could potentially dilute EPS in the future.

NOTE 5. REDEEMABLE NONCONTROLLING INTEREST IN NUTRA SA

In December 2010, we entered into a membership interest purchase agreement (MIPA) with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (Investors).  The transaction closed in January 2011.  The Investors agreed to purchase units in Nutra SA for an aggregate purchase price of $7.7 million.  Prior to the transaction, Nutra SA was a wholly owned subsidiary.  Nutra SA owns 100% of Irgovel Industria Riograndense De Oleos (Irgovel).  Initially after the closing, effective in January 2011, we owned a 64.4% interest in Nutra SA, and the Investors owned a 35.6% interest in Nutra SA.  The Parent Company received $4.0 million of the proceeds.  The remaining $3.7 million, less $0.5 million retained by Nutra SA for administrative expenses, was invested in Irgovel for capital improvements and working capital needs.

The Parent Company agreed to use $2.2 million of the funds received from the January 2011 transaction closing (Closing) to repay amounts owed to the Class 6 general unsecured creditors in accordance with the Amended Plan.  The remaining $1.8 million was used for general corporate purposes, other unsecured creditor claims and administrative expenses associated with the Chapter 11 Reorganization.

We are restricted from competing with Nutra SA and Irgovel in Brazil as further described in the MIPA.

We have determined that we control Nutra SA after the transaction and therefore we continue to consolidate Nutra SA.  Under the limited liability company agreement for Nutra SA, LLC (LLC agreement), the business of Nutra SA is to be conducted by the manager, NutraCea’s CEO, subject to the oversight of the management committee.  The management committee is comprised of three NutraCea representatives and two Investors representatives.  Upon an event of default, the management committee will no longer be controlled by NutraCea, and will include three Investors representatives and two NutraCea representatives.  In addition, following an event of default, a majority of the members of the management committee may replace the manager of Nutra SA.

As of June 30, 2011, there have been no events of default.  Events of default, as defined in the MIPA, are:
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

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Investors have certain rights, summarized below, under an investor rights agreement and the LLC agreement, as further defined in the agreements.
•
Conversion Rights – The Investors may exchange units in Nutra SA for equity interests in Irgovel beginning in July 2011.  After any exchange, the Investors would possess the same rights and obligations with respect to the securities of Irgovel, as they have in Nutra SA.

•
Global Holding Company (GHC) Roll-Up – If we form an entity, GHC, to hold our bio-refining segment assets, the Investors may exchange units in Nutra SA for equity interests in GHC.  The investors may exercise this right after the second anniversary of the formation of GHC or, if an event of default has occurred, the later of January 2013 and the GHC formation date.  The appraised fair value of the Investors’ interest in Nutra SA would be used to determine the amount of ownership interest the Investors would receive in GHC.

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

We were required to treat the January 2011 change in ownership of Nutra SA similar to an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income.  The Investors’ share of Nutra SA’s net income or loss after the Closing is recorded in redeemable noncontrolling interest.

We received in the second quarter of 2011, an additional $3.0 million from the Investors, $1.0 million for the purchase of existing units in Nutra SA which was used by the Parent Company for working capital and $2.0 million for the purchase of new units in Nutra SA which will be used by Irgovel to fund a capital expansion.  The purchases increased the Investors’ interest in Nutra SA by 9.6%, to a 45.2% interest.  Consistent with our recording of the initial January 2011 transaction, we treated the second quarter 2011 transactions similar to equity transactions, with no gain or loss recognized in consolidated net income or comprehensive income.  We have determined that we control Nutra SA after the transactions and therefore we continue to consolidate Nutra SA.  Upon the occurrence of certain events and conditions as described in the MIPA, the Investors may be required to purchase a number of units, at $2.00 per unit, resulting in the Investors holding up to a 49.0% interest in Nutra SA.

A summary of changes in redeemable noncontrolling interest follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Redeemable noncontrolling interest in Nutra SA, beginning of period	$7,697	$-
Investors' purchase of initial units	-	7,725
Investors' purchase of additional units	3,000	3,000
Investors' interest in net loss of Nutra SA	(11)	(39)
Redeemable noncontrolling interest in Nutra SA, end of period	$10,686	$10,686

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

Redeemable noncontrolling interest in Nutra SA is recorded in temporary equity above the equity section and after liabilities, on our consolidated balance sheets, because the Investors have the right to force a sale of Nutra SA assets beginning in January 2015 (see Drag Along Rights described above).  We have assessed the likelihood of the Investors exercising these rights as less than probable at June 30, 2011, in part because it is more likely the Investors will exercise other rights prior to January 2015.  We will continue to evaluate the probability of the Investors exercising their Drag Along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors will exercise these rights.

NOTE 6. SETTLEMENT WITH HERBAL SCIENCE

In March 2010, Herbal Science Singapore Pte. Ltd. (HS) filed a proof of claim against the Parent Company in the amount of $1.5 million in the Chapter 11 Reorganization.  In November 2010, we entered into a stipulated settlement agreement with HS and certain affiliates, which was subsequently approved by the Bankruptcy Court.  The stipulation, as amended, provided that we would pay HS $0.9 million.

During the first quarter of 2011, we paid $0.4 million of our obligation to HS.  In the second quarter of 2011, HS sold their receivable due from us to a third party (Buyer).  In settlement of our remaining $0.5 million obligation to Buyer we issued to Buyer 2,576,775 shares of common stock and a warrant to purchase 605,730 shares, at $0.23 per share, expiring in November 2016, in a noncash transaction.  The fair value of the common stock and warrant issued to Buyer exceeded our obligation to the Buyer by $0.2 million.  This excess is recorded as a transaction cost in other expense in the second quarter of 2011.  The stock had a fair value, based on the closing price of our stock, of $0.6 million.  The warrant had a fair value of $0.1 million, determined using Black-Scholes valuation methodology.

As a result of the settlement of our obligation to HS in the second quarter of 2011, we became the sole member of Rice Rx, LLC (RRX) and Rice Science, LLC (RS).  Our ownership interest in RRX, increased from 50% to 100% and our ownership interest in RS increased from 80% to 100%.  In addition, we were assigned all interests in the patentable pharmaceuticals, SRB isolates and related intellectual property derived from the preliminary research and development activities of RRX and RS.

The $0.9 million settlement was comprised of $0.6 million for the satisfaction of liabilities RRX and RS had payable to HS, $0.1 million interest expense on those liabilities, $0.1 million for reimbursement of HS attorney fees, and $0.1 million for the additional ownership interests in RRX and RS.  We used cash to satisfy our obligation to pay the $0.1 million for the ownership interests and $0.3 million of the liabilities to RRX and RS and settled the remainder with issuance of the shares of common stock and the warrant to the Buyer.

We had a controlling interest in RS prior to the transaction, therefore no gain or loss was recorded with the purchase of the additional RS ownership interests.  We recorded the indicated loss, representing the cash paid for the RS ownership interests and the noncontrolling interest derecognized with the transaction, of $0.3 million in equity in the second quarter of 2011.

We increased our interest in RRX from a noncontrolling interest to a controlling interest.  Consequently, in the second quarter of 2011, we recorded a loss on the transaction, equal to the cash paid for the RRX ownership interests and the net RRX liabilities assumed, of $0.1 million.  The $0.1 million loss on acquisition of the additional interest in RRX is included in other income (expense).

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

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

In February 2011, we ceased actively marketing the facility.  We continue to operate the facility and are evaluating ways to utilize excess capacity.  As a result, in the first quarter of 2011, we reclassified $3.6 million for the Dillon facility from assets held for sale to property, plant and equipment in use, and restarted depreciation.

Property, plant and equipment also increased in the six months ended June 30, 2011, by $4.4 million for the capital expansion project at Irgovel.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8. SETTLEMENT WITH FORMER CUSTOMER

In March 2011, pursuant to a settlement agreement with a former customer, we received $0.8 million in connection with a 2007 transaction with that customer.  We shipped products in 2007 to the customer and no revenue was recognized for the transaction under revenue recognition rules.  The customer had not remitted payment prior to the settlement.  The $0.8 million received is recorded as settlement with former customer in the statements of operations for the six months ended June 30, 2011.

NOTE 9. DEBT

The following table summarizes current and long-term portions of debt (in thousands):

	June 30, 2011	December 31, 2010
Domestic:
Customer list purchase	$818	$993
Supplier note	108	177
Factoring agreement	175	-
Convertible note payable	563	-
	1,664	1,170
Foreign:
Equipment financing	237	290
Working capital lines of credit	3,357	4,404
Special tax programs	4,170	4,470
Other obligations	-	266
	7,764	9,430
Total debt	9,428	10,600
Current portion	5,678	3,235
Long-term portion	$3,750	$7,365

Convertible Note Payable

In June 2011, we entered into an agreement to modify an outstanding convertible note (old note), and related warrants.  The $0.5 million unpaid principal and interest outstanding on the old note was refinanced in June 2011, and the creditor agreed to loan us an additional $0.2 million in June 2011 and an additional $0.3 million in July 2011.  As a result, the old note and related warrants were cancelled and a new convertible note (new note) and warrants were issued.

In February 2011, we allocated the $0.5 million proceeds received on the old note as follows: $0.3 million to debt, $0.1 million to equity for the warrant and $0.1 million to the beneficial conversion feature.  We recognized no gain or loss as a result of the June 2011 refinancing.  Beginning June 2011, interest expense is being recognized on the portion of the new note related to the refinanced old note, at a 22.6% effective rate.  Prior to the refinancing, interest expense was being recognized on the old note at an effective interest rate of 25.0%.

We allocated the $0.2 million proceeds from the June 2011 advance on the new note as follows: $0.2 million to debt and less than $0.1 million to equity for the warrant.  Interest expense is being recognized on the amount allocated to debt at an effective interest rate of 15.7%.

We determined the fair value of our warrants using the Black-Scholes valuation methodology.  With each funding we determined the fair value of the convertible note as the total of (i) the discounted cash flows of the payments due under the note related to that advance, discounted at 25%, plus (ii) the fair value of the related conversion feature, determined using the Black-Scholes methodology.  Based on the relative fair values, we allocated a portion of the proceeds to the convertible note and a portion to equity for the warrant.  We then determined if any of the amount allocated to the convertible note should be recorded to equity for the conversion feature.  If there was a beneficial conversion feature based on the effective conversion price that amount was recorded in equity for the conversions feature, and the remainder was recorded in debt.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

The terms of the new note and associated warrants are summarized below.
•
Convertible Note: We issued a convertible note in the principal amount of $1.0 million, providing for advances of $0.7 million in June 2011 and $0.3 million in July 2011, with a stated interest rate of 10.0%.  Interest accruing prior to September 2011, is added to the principal, and is payable monthly thereafter.  The entire principal and any remaining unpaid interest are due June 2014.  Until repaid, the outstanding principal and any accrued interest are convertible into our common stock, at the option of the holder, at $0.21 per share.  The note is secured by a subordinated interest in all of our personal property.

•
Warrants: We issued a warrant to purchase up to 730,000 shares of common stock in June 2011 and a warrant to purchase up to 270,000 shares of common stock in July 2011.  The strike price of the warrants is $0.23 per share.  Each warrant vested immediately, became exercisable upon issuance and expires in December 2014.

The terms of the old note and warrant are summarized below.
•
Convertible Note: The old note had a stated interest rate of 8.5%.  Interest was payable monthly.  The entire principal of $0.5 million and any remaining unpaid interest were due February 2013.  Until repaid, the outstanding principal and any accrued interest were convertible into our common stock, at the option of the holder, at $0.25 per share (beneficial conversion feature).

•	Warrant: The warrant to purchase up to 500,000 shares of common stock had a strike price of $0.25 per share. It vested immediately, became exercisable upon issuance and expired in February 2015.

Factoring Agreement

In January 2011, we entered into a domestic factoring agreement which provides for a $1.0 million credit facility with a bank.  We may only borrow to the extent we have qualifying accounts receivable as defined in the agreement.  The facility expires on December 31, 2011, and renews automatically for another year unless proper termination notice is given.  The bank will charge the greater of $2,000 per month or a 2.0% fee on any borrowing.  The 2.0% fee increases incrementally for any qualified account with a balance that remains outstanding in excess of 45 days.  In the three and six months ended June 30, 2011, average borrowings under this agreement were less than $0.1 million.

Special Tax Programs

Irgovel qualified for a modification of one of its special tax program debts and as a result we recorded a $0.3 million gain on extinguishment of debt in other income (expense) in the second quarter of 2011.  Certain maturities of the debt, carried at $3.9 million as of June 30, 2011, were extended.  Prior to the modification the debt maturities ranged from 2011 though 2017.  As modified, debt maturities range from 2011 through 2021 and interest is payable monthly at an annual rate of 11.3%.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10. EQUITY, SHARE-BASED COMPENSATION AND WARRANT LIABILITY

The following is a summary of equity activity for the six months ended June 30, 2011 (in thousands, except share data):

	NutraCea Shareholders
	Common Stock		Accumulated	Accumulated Other Comp- rehensive	Non- controlling Interest in	Total
	Shares	Amount	Deficit	Income (Loss)	Rice Science	Equity
Balance, January 1, 2011	195,359,109	$207,432	$(184,812)	$(74)	$(156)	$22,390
Cancelled shares and options -settlements with former officers	(44,666)	(267)	-	-	-	(267)
Share-based employee and director compensation - options	-	248	-	-	-	248
Share-based consultant compensation - options	-	6	-	-	-	6
Share-based compensation for vendor services	531,356	169	-	-	-	169
Beneficial conversion feature of convertible note	-	165	-	-	-	165
Warrants issued for convertible note	-	162	-	-	-	162
Acquisition of additional interests in Rice Science	-	(254)	-	-	156	(98)
Warrants issued to Buyer (Note 6)	-	103	-	-	-	103
Common stock issued to Buyer (Note 6)	2,576,775	618	-	-	-	618
Foreign currency translation	-	-	-	1,054	-	1,054
Net loss	-	-	(4,080)	-	-	(4,080)
Balance, June 30, 2011	198,422,574	$208,382	$(188,892)	$980	$-	$20,470

The following is a summary of stock option and warrant activity for the six months ended June 30, 2011:

	Number of Options	Weighted Average Option Exercise Price	Weighted Average Remaining Contractual Option Life (Years)	Number of Warrrants	Weighted Average Warrant Exercise Price	Weighted Average Remaining Contractual Warrant Life (Years)
Outstanding, January 1, 2011	45,485,111	$0.30	6.9	40,429,577	$1.27	2.1
Granted	2,287,500	0.25		5,118,627	1.18
Exercised	-	-		-	-
Forfeited, expired or cancelled	(9,392,644)	0.31		(3,353,761)	1.00
Outstanding, June 30, 2011	38,379,967	$0.30	6.8	42,194,443	$1.15	1.8

Exercisable, June 30, 2011	24,206,881	$0.33	5.8	42,194,443	$1.15	1.8

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

Options

In December 2010, we reached an agreement to settle all potential claims associated with the employment of Mr. Brad Edson, our former chief executive officer.  The agreement was subject to the approval of the Bankruptcy Court and became effective upon court approval in January 2011.  Mr. Edson agreed to return to NutraCea $0.4 million, representing a bonus earned in 2008.  We recorded a receivable for the return of the bonus.  The corresponding income reduced selling, general and administrative expenses in the first quarter of 2011.  As partial payment of the receivable, Mr. Edson forfeited 6,000,000 options granted in 2004 and returned 35,000 shares of common stock in payment of $0.3 million of his obligation.  The options had an exercise price of $0.30 per share and were outstanding and exercisable as of December 31, 2010.  We reduced the receivable from Mr. Edson, increased equity by $0.3 million, and cancelled the options in the first quarter of 2011, when the Bankruptcy Court approved the agreement.  The remaining $0.1 million remains unpaid and reserved for due to uncertainty with regard to the collectability of the receivable as of June 30, 2011.

In March 2011, we reached an agreement to settle all potential claims associated with the employment of Mr. Todd Crow, our former chief financial officer.  As part of the settlement, Mr. Crow was required to forfeit 1,662,942 options and return 9,666 shares of common stock held.  The agreement was subject to the approval of the Bankruptcy Court and became effective upon court approval in April 2011.  We canceled the stock and options in the second quarter.  The options had an average exercise price of $0.37 per share and were outstanding and exercisable as of December 31, 2010.  No value was assigned to the cancelled stock or options because we transferred no cash or other assets in exchange.  In connection with the settlement, Mr. Crow agreed to withdraw his $0.2 million bankruptcy claim.

On July 15, 2011, we entered into amendments to employment agreements with each of our four executive officers.  Twenty percent of each officer’s salary for the last six months of 2011 will be paid in stock options instead of in cash.  The options will vest and become exercisable in twelve equal installments commencing on July 15, 2011 and ending on December 31, 2011.  Under the amendments we issued options to purchase 2,116,726 shares of common stock, at an average exercise price of $0.20, and an average initial term of 1.6 years.

In lieu of paying cash to non-employee board members for board retainer fees for the last three quarters of 2011, we will issue shares of common stock.  The number of shares will equal the $0.2 million cash compensation to which the directors are entitled, divided by $0.20.  We expect to issue in the third quarter of 2011 a total of 1,207,049 shares for 2011 retainer fees.  Directors will continue to be paid cash for meeting attendance fees.

Warrants

The table above includes information for both outstanding warrants classified as equity and outstanding warrants classified as warrant liability.  As of June 30, 2011, warrants to purchase 20,893,337 shares, classified as liabilities, expire in August 2012.

We have certain outstanding warrant agreements in effect that contain anti-dilution clauses.  Under these clauses, based on future equity issuances we may be required to lower the exercise price on these warrants and issue additional warrants.  Equity issuances would include issuances of our common stock, certain awards of options to employees, issuances of warrants, or other convertible instruments below a certain exercise price.

Warrant liability is carried at fair value which is determined at the end of each reporting period.  The change in fair value is recorded as warrant liability income or expense.

The issuance of shares of common stock to Buyer in the second quarter of 2011 (see Note 6), in connection with the Herbal Science transaction, triggered the anti-dilution clauses in certain outstanding warrant agreements.  We lowered the exercise price of existing warrants to purchase 30,781,993 shares from an average exercise price of $1.68 per share to an average exercise price $1.50 per share.  We issued additional warrants to purchase approximately 1,615,224 shares at an average exercise price of $1.76 per share.

As a result of issuing the warrant to purchase 730,000 shares to the holder of the convertible note in the second quarter of 2011 (see Note 9), we issued additional warrants to purchase 1,062,523 shares to the holders of warrants with anti-dilution clauses.  The additional warrants have an average exercise price of $1.72 per share.  We also lowered the exercise price of outstanding warrants to purchase 19,854,201 shares from $1.83 per share to $1.74 per share.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

As a result of issuing the warrant to purchase 270,000 shares to the holder of the convertible note in July 2011 (see Note 9), we will be required, in the third quarter of 2011, to issue additional warrants to the holders of certain warrants with anti-dilution clauses and to lower the exercise price of certain outstanding warrants.

As a result of issuing the warrant to purchase 500,000 shares to the holder of the convertible note in the first quarter of 2011 (see Note 9), we issued additional warrants to purchase 605,149 shares to the holders of warrants with anti-dilution clauses.  The additional warrants had an average exercise price of $1.95 per share.  We also lowered the exercise price of outstanding warrants to purchase 17,794,023 shares from $2.04 per share to $1.98 per share.  The additional warrants issued to the holder of the convertible note were cancelled in the second quarter of 2011.

As discussed further in Note 6, we also issued to Buyer, in the second quarter of 2011, warrants to purchase 605,730 shares.

As of June 30, 2011, we have 1,881,184 of outstanding equity warrants, which do not contain anti-dilution clauses, with an average exercise price of $0.36 and an average remaining term of 3.78 years.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Purchase and Supply Commitments

In January 2011, Irgovel entered into a commitment to supply $0.4 million of rice oil each month from April 2011 to December 2011 to an existing customer.  The commitment represents approximately 50% of Irgovel’s current rice oil production capacity.

As of June 30, 2011, Irgovel has outstanding equipment purchase commitments totaling approximately $2.2 million.  The equipment is part of a capital project to expand production capacity and improve operational efficiency.  We expect to pay for this equipment through the first quarter of 2012.

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

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Parent Company has not been served with any formal notices in regard to this matter so far.  To date, only Irgovel has received formal legal notice.  In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration.  As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of June 30, 2011, and December 31, 2010, the balance in the escrow account was $1.9 million and is included in restricted cash in the consolidated balance sheets.  There is an offsetting liability in accrued expenses in our consolidated balance sheets as of June 30, 2011 and December 31, 2010.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

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

NOTE 12. SEGMENT INFORMATION

We have three reportable segments: (i) Corporate; (ii) SRB, which manufactures and distributes SRB in various granulations along with products derived from bran via patented enzyme treatment processes including a fat and protein rich water soluble fraction and a fiber rich insoluble fraction; and (iii) Bio-Refining, which separates rice bran into rice oil and defatted rice bran which are then further processed into a number of valuable food and feed products.  The Bio-Refining segment consists of our Irgovel operations in Brazil.  The Corporate segment includes general and administrative expenses, litigation settlements and other expenses not directly attributable to segments.  No corporate allocations are made to the other segments.  Interest incurred at the Corporate level is not allocated.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

The tables below present segment information for the periods identified and provide reconciliations of segment information to total consolidated information (in thousands).

	Three Months Ended June 30, 2011
	Corporate	SRB	Bio-Refining	Consolidated
Revenues	$-	$2,832	$6,814	$9,646
Cost of goods sold	-	1,736	5,326	7,062
Gross profit	-	1,096	1,488	2,584
Depreciation and amortization (in selling, general and administrative)	(65)	(295)	(321)	(681)
Other operating expense	(1,591)	(1,003)	(1,284)	(3,878)
Loss from operations	$(1,656)	$(202)	$(117)	$(1,975)

Net income (loss) attributable to NutraCea shareholders	$322	$(304)	$(39)	$(21)
Interest expense	(132)	(72)	(220)	(424)
Depreciation (in cost of goods sold)	-	(276)	(369)	(645)
Purchases of property, plant and equipment	-	39	2,609	2,648

	Six Months Ended June 30, 2011
	Corporate	SRB	Bio-Refining	Consolidated
Revenues	$-	$5,391	$12,252	$17,643
Cost of goods sold	-	3,369	9,476	12,845
Gross profit	-	2,022	2,776	4,798
Depreciation and amortization (in selling, general and administrative)	(112)	(620)	(627)	(1,359)
Settlement with former customer	-	800	-	800
Other operating expense	(3,179)	(1,948)	(2,360)	(7,487)
Income (loss) from operations	$(3,291)	$254	$(211)	$(3,248)

Net income (loss) attributable to NutraCea shareholders	$(4,046)	$152	$(186)	$(4,080)
Interest expense	(316)	(102)	(394)	(812)
Depreciation (in cost of goods sold)	-	(433)	(720)	(1,153)
Purchases of property, plant and equipment	-	82	4,419	4,501

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2010
	Corporate	SRB	Bio-Refining	Consolidated
Revenues	$-	$3,303	$4,198	$7,501
Cost of goods sold	-	2,058	3,971	6,029
Gross profit	-	1,245	227	1,472
Depreciation and amortization (in selling, general and administrative)	(56)	(352)	(269)	(677)
Impairment of property, plant and equipment	-	(1,000)	-	(1,000)
Loss on disposal of property, plant and equipment	-	(27)	-	(27)
Other operating expense	(1,787)	(950)	(753)	(3,490)
Income (loss) from operations	$(1,843)	$(1,084)	$(795)	$(3,722)

Net loss attributable to NutraCea shareholders	$(3,038)	$(905)	$(585)	$(4,528)
Interest expense	(64)	(38)	(198)	(300)
Depreciation (in cost of goods sold)	-	(105)	(319)	(424)
Purchases of property, plant and equipment	-	2	82	84

	Six Months Ended June 30, 2010
	Corporate	SRB	Bio-Refining	Consolidated
Revenues	$-	$6,537	$8,186	$14,723
Cost of goods sold	-	4,081	7,438	11,519
Gross profit	-	2,456	748	3,204
Depreciation and amortization (in selling, general and administrative)	(114)	(686)	(550)	(1,350)
Impairment of property, plant and equipment	-	(1,000)	-	(1,000)
Loss on disposal of property, plant and equipment	-	(403)	-	(403)
Other operating expense	(4,166)	(1,727)	(1,592)	(7,485)
Loss from operations	$(4,280)	$(1,360)	$(1,394)	$(7,034)

Net loss attributable to NutraCea shareholders	$(5,295)	$(1,442)	$(1,061)	$(7,798)
Interest expense	(171)	(82)	(328)	(581)
Depreciation (in cost of goods sold)	-	(251)	(639)	(890)
Purchases of property, plant and equipment	15	8	121	144

The tables below presents segment information for selected balance sheet accounts (in thousands).

	Corporate		SRB	Bio-Refining		Consolidated
As of June 30, 2011

Inventories	$-		$876	$2,003		$2,879
Property, plant and equipment	571		13,482	17,232		31,285
Goodwill	-		-	6,236	(1)	6,236
Intangible assets, net	-		2,663	3,192		5,855
Total assets	5,320	(2)	18,251	34,469		58,040

As of December 31, 2010
Inventories	-		596	2,398		2,994
Property, plant and equipment	1,996		9,337	12,721		24,054
Assets held for sale	-		3,598	-		3,598
Goodwill	-		-	5,835	(1)	5,835
Intangible assets, net	-		2,901	3,395		6,296
Total assets	7,143	(2)	17,308	28,773		53,224

(1)	All changes in goodwill between June 30, 2011 and December 31, 2010, relate to foreign currency translation.
(2)	Corporate segment total assets include cash, restricted cash, note receivable, property and other assets.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents revenue by geographic area for the three months and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
United States	$2,382	$2,343	$4,659	$4,794
Brazil	4,560	4,191	8,061	8,178
Other international	2,704	967	4,923	1,751
Total revenues	$9,646	$7,501	$17,643	$14,723

The following table presents property, plant and equipment by geographic area (in thousands):

	June 30, 2011	December 31, 2010
United States	$14,053	$11,333
Brazil	17,232	12,721
Total property, plant and equipment, net	$31,285	$24,054

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

The following table summarizes the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

		As of June 30, 2011
		Level 1	Level 2	Level 3	Total

Warrant liability	(1)	$-	$-	$1,769	$1,769
Total liabilities at fair value		$-	$-	$1,769	$1,769

		As of December 31, 2010
		Level 1	Level 2	Level 3	Total

Warrant liability	(1)	$-	$-	$1,628	$1,628
Total liabilities at fair value		$-	$-	$1,628	$1,628

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

(1)
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

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	Six Months Ended June 30, 2011
	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Warrants	Net Transfers Into (Out of) Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)
Warrant liability	$1,628	$(141)	$-	$-	$1,769	$(141)
Total Level 3 fair value	$1,628	$(141)	$-	$-	$1,769	$(141)

	Six Months Ended June 30, 2010
	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Warrants	Net Transfers Into (Out of) Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)
Warrant liability	$1,279	$(187)	$-	$-	$1,466	$(187)
Total Level 3 fair value	$1,279	$(187)	$-	$-	$1,466	$(187)

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

(1)
Represents land, building and equipment at our Dillon, Montana facility carried at fair value, based on an evaluation of market conditions and discounted cash flow analyses, less cost to sell (see Note 7).

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14. EMPLOYEE BONUS PLAN

In July 2010, the Board approved a cash incentive bonus plan for a total of $1.0 million to be paid to employees if all of the following conditions are met: (i) court approval of our Plan of Reorganization and successfully exiting the Chapter 11 bankruptcy process, (ii) positive consolidated cash flows as defined, (iii) being employed at the time of each payment and (iv) cash availability as determined by the Board at its sole discretion.  Under the Plan of Reorganization, we are prohibited from paying bonuses in an amount that exceeds the percentage paid to Class 6 general unsecured creditors with regard to their pre-petition liabilities.  Because the positive cash flow condition was not met as of June 30, 2011 and December 31, 2010, the Board has not approved payments and no accrual was recorded.

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

We are a food ingredient and health science company focused on bio-refining rice bran into numerous derivative products.  We have proprietary intellectual property that allows us to process and convert rice bran, one of the world’s most underutilized food resources, into highly nutritious ingredients including rice oil, processed rice bran (SRB), defatted rice bran (DRB) and their derivative products, that have applications in various food products and nutraceutical applications.  Our target markets are food, nutraceutical and animal nutrition manufacturers and distributors.  Rice oil and SRB are also used as stand-alone products that can be sold through non-related entities with distribution into the marketplace, both domestically and internationally.  We believe that products containing rice oil, SRB, DRB, and their derivative products, can deliver beneficial physiological effects.  We continue to pursue both internal and independent research and development along with third party analyses in order to further support the uses for and effectiveness of our products.

We have three reportable business segments: (i) Corporate; (ii) processed rice bran (SRB), which manufactures and distributes SRB in various granulations along with products derived from bran via patented enzyme treatment processes including a fat and protein rich water soluble fraction and a fiber rich insoluble fraction; and (iii) Bio-Refining, which separates rice bran into rice oil and defatted rice bran which are then further processed into a number of valuable food and feed products.  The Corporate segment includes general and administrative expenses, litigation settlements and other expenses not directly attributable to other segments.  No corporate allocations are made to the other segments.  Interest incurred at the Corporate level is not allocated.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Consolidated net loss attributable to NutraCea shareholders for the three months ended June 30, 2011, was $21 thousand, or ($0.0) per share, compared to $4.5 million, or ($0.02) per share, for the three months ended June 30, 2010.  The improvement of $4.5 million between periods was primarily due to (i) a $1.1 million improvement in gross profit primarily as a result of higher revenues in the Bio-Refining segment and associated plant efficiencies gained, (ii) a $0.6 million improvement in operating expenses, partially due to the impact of a $1.0 million impairment loss in the prior year three months and (iii) an improvement in warrant liability income (expense) of $2.9 million.

Index

Revenue and Gross Profit

Revenues (in thousands):

	Three Months Ended June 30
	2011	% of Total Revenues	2010	% of Total Revenues	Change	% Change
SRB segment	$2,832	29.4	$3,303	44.0	$(471)	(14.3)
Bio-Refining segment	6,814	70.6	4,198	56.0	2,616	62.3
Total revenues	$9,646	100.0	$7,501	100.0	$2,145	28.6

Consolidated revenues for the three months ended June 30, 2011, were $9.6 million compared to $7.5 million in the prior year period, an increase of $2.1 million, or 28.6%.  The $2.6 million, or 62.3%, increase in Bio-Refining segment revenues offset the $0.5 million, or 14.3%, decline in SRB segment revenues.

The $0.5 million decline in SRB segment revenues is comprised of the following:
•	a $0.8 million decline in cereal product revenues due to the March 2010 sale of the cereal product related assets, offset by
•	a $0.2 million increase in animal nutrition product revenues, as a result of increased volumes from existing customers, and
•
a $0.2 million increase in human nutrition product revenues, which benefited from increased existing customer revenue volumes and the impact of price increases which took effect in the middle of the first quarter of 2011.

Bio-Refining segment revenues were impacted by the overall favorable pricing environment and increased volume in animal feed and oil products.  Animal feed revenues benefited from higher prices in other commodity products like soy and corn, which are traditional animal feed sources.  Rice bran based products provide an alternative source of animal feed.  Oil revenues continue to benefit from the current higher pricing trend in vegetable oil markets.

Gross profit (in thousands):

	Three Months Ended June 30
	2011	Gross Profit %	2010	Gross Profit %	Change	Change in Gross Profit %
SRB segment	$1,096	38.7	$1,245	37.7	$(149)	1.0
Bio-Refining segment	1,488	21.8	227	5.4	1,261	16.4
Total gross profit	$2,584	26.8	$1,472	19.6	$1,112	7.2

Consolidated gross profit for the three months ended June 30, 2011, was $2.6 million compared to $1.5 million in the prior year period, an increase of $1.1 million, or 7.2 percentage points.  SRB segment gross profit percentage increased to 38.7% in the second quarter of 2011 compared to 37.7% in the second quarter of 2010.  Second quarter of 2011 results benefited from the impact of price and volume increases noted above.

The Bio-Refining segment gross profit percentage improved from 5.4% to 21.8%.  Bio-Refining segment cost of goods sold increased by $1.4 million, or 34.1%, while revenues increased 62.3%.  The improvement in cost of goods sold as a percentage of revenue was due to plant efficiencies associated with a shift in sales mix from fully refined oil to crude oil and higher plant production throughput driven by volume.  Crude oil requires less production costs than refined oil.

Index

Operating Expenses (in thousands):

	Three Months Ended June 30, 2011
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$1,354	$1,265	$1,070	$3,689
Professional fees	302	33	463	798
Impairment of property, plant and equipment	-	-	-	-
Loss on disposal of property, plant and equipment	-	-	-	-
Provision for doubtful accounts	-	-	72	72
Total operating expenses	$1,656	$1,298	$1,605	$4,559

	Three Months Ended June 30, 2010
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$1,507	$1,233	$870	$3,610
Professional fees	336	69	102	507
Impairment of property, plant and equipment	-	1,000	-	1,000
Loss on disposal of property, plant and equipment	-	27	-	27
Provision for doubtful accounts	-	-	50	50
Total operating expenses	$1,843	$2,329	$1,022	$5,194

	Favorable (Unfavorable) Change
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$153	$(32)	$(200)	$(79)
Professional fees	34	36	(361)	(291)
Impairment of property, plant and equipment	-	1,000	-	1,000
Loss on disposal of property, plant and equipment	-	27	-	27
Provision for doubtful accounts	-	-	(22)	(22)
Total operating expenses	$187	$1,031	$(583)	$635

Consolidated operating expenses were $4.6 million for the second quarter of 2011, compared to $5.2 million for the second quarter of 2010, a decrease of $0.6 million.  The $0.3 million increase in professional fees offset the favorable impact incurring no impairment charges in 2011.  The $1.0 million second quarter 2010 impairment charge related to the Phoenix, Arizona facility.

Corporate segment selling, general and administrative expenses (SG&A) improved because the second quarter of 2010 included $0.1 million of expense related to the Phoenix, Arizona facility, which was sold in September 2010.  In addition, Corporate segment payroll and payroll related expenses improved $0.1 million primarily due to reductions in headcount, quarter over quarter.

Bio-Refining segment SG&A increased $0.2 million.  Payroll expenses increased as a result of government mandated annual cost of living adjustments that were effective beginning June 2010.  Customs and handling charges increased with the rise in export revenues.

Consolidated professional fees were $0.8 million for the second quarter of 2011, compared to $0.5 million for the second quarter of 2010.  Professional fees are expenses associated with consultants, accounting, auditing, tax compliance, SOX 404 compliance, and outside legal counsel.  The $0.3 million increase in Bio-Refining segment professional fees is due to:
•	2011 audit and other service fees related to filing our first quarter Form 10-Q (similar services were not incurred in 2010 because our filings were delayed),
•	government required asset appraisal fees incurred in 2011 but not 2010,
•	higher legal fees in 2011 associated with ongoing litigation,
•	management fees for 2011 payable to the Investors, who own a noncontrolling interest in Nutra SA, beginning in January 2011 (see Note 5 to the consolidated financial statements).

Index

Other Income (Expense) (in thousands):

	Three Months Ended June 30, 2011
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$16	$-	$51	$67
Interest expense	(132)	(72)	(220)	(424)
Loss on acquisition of additional interests in RRX	(140)	-	-	(140)
Loss on equity method investments	(12)	-	-	(12)
Warrant liability income	2,436	-	-	2,436
Gain on extinguishment of debt	-	-	265	265
Other	(221)	-	24	(197)
Other income (expense)	$1,947	$(72)	$120	$1,995

	Three Months Ended June 30, 2010
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$4	$-	$-	$4
Interest expense	(64)	(39)	(197)	(300)
Loss on acquisition of additional interests in RRX	-	-	-	-
Loss on equity method investments	(10)	-	-	(10)
Warrant liability expense	(508)	-	-	(508)
Gain on extinguishment of debt	-	-	-	-
Other	-	-	107	107
Other income (expense)	$(578)	$(39)	$(90)	$(707)

	Favorable (Unfavorable) Change
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$12	$-	$51	$63
Interest expense	(68)	(33)	(23)	(124)
Loss on acquisition of additional interests in RRX	(140)	-	-	(140)
Loss on equity method investments	(2)	-	-	(2)
Warrant liability income and expense	2,944	-	-	2,944
Gain on extinguishment of debt	-	-	265	265
Other	(221)	-	(83)	(304)
Other income (expense)	$2,525	$(33)	$210	$2,702

Consolidated other income was $2.0 million for the second quarter of 2011, compared to other expense of $0.7 million for the second quarter of 2010, an improvement of $2.7 million.  Warrant liability income (expense) decreased $2.9 million and other line items net to an additional expense of $0.2 million.

Warrant liability income for the quarter ended June 30, 2011, was $2.4 million compared to warrant liability expense of $0.5 million for the quarter ended June 30, 2010.  We have certain outstanding warrant agreements in effect that contain anti-dilution clauses.  Under these clauses, we may be required to lower the exercise price on existing warrants along with issuing additional warrants if we issue securities at prices lower than the current exercise prices of the outstanding warrant agreements.  Warrant liability is carried at fair value which is determined at the end of each reporting period.  The change in fair value is recorded as warrant liability income or expense.  The valuation method used to calculate fair value requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants that contain anti-dilution clauses.  We must also make other assumptions related to our projected cash needs and our likelihood of successfully concluding an equity fund raising transaction.  Warrant liability decreased from March 31, 2011, as a result of our stock price declining significantly during the quarter ended June 30, 2011.

The other $0.2 million net expense is comprised of:
•	a Corporate segment interest expense increase of $0.1 million related to interest on pre-petition liabilities,
•
a Corporate segment loss in 2011 of $0.1 million from the acquisition of additional interests in RRX as a result of a settlement with HS, our former joint venture partner (see Note 6 to the consolidated financial statements),

•	a Corporate segment expense of $0.2 million in 2011 for transaction costs incurred in the settlement with HS (see Note 6 to the consolidated financial statements), offset by
•	a Bio-Refining segment $0.3 million gain on extinguishment of debt in 2011 related to the modification of an Irgovel special tax program debt (see Note 9 to the consolidated financial statements).

Index

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Consolidated net loss attributable to NutraCea shareholders for the six months ended June 30, 2011, was $4.1 million, or ($0.02) per share, compared to $7.8 million, or ($0.04) per share, for the six months ended June 30, 2010.  The improvement of $3.7 million between periods was primarily due to (i) a $1.6 million improvement in gross profit primarily as a result of higher revenues in the Bio-Refining segment and associated plant efficiencies gained and (ii) a $2.2 million improvement in operating expenses due to the impact of:
•	incurring no impairment charge in 2011 as compared to the $1.0 million impairment charge related to the Phoenix, Arizona facility in 2010,
•	a $0.4 million loss on disposal of the infant cereal manufacturing equipment located at our Phoenix, Arizona facility in the prior year six months, and
•	a $0.8 million favorable settlement with a former customer in the six months ended June 30, 2011.

Revenue and Gross Profit

Revenues (in thousands):

	Six Months Ended June 30
	2011	% of Total Revenues	2010	% of Total Revenues	Change	% Change
SRB segment	$5,391	30.6	$6,537	44.4	$(1,146)	(17.5)
Bio-Refining segment	12,252	69.4	8,186	55.6	4,066	49.7
Total revenues	$17,643	100.0	$14,723	100.0	$2,920	19.8

Consolidated revenues for the six months ended June 30, 2011, were $17.6 million compared to $14.7 million in the prior year period, an increase of $2.9 million, or 19.8%.  The $4.1 million, or 49.7%, increase in Bio-Refining segment revenues offset the $1.1 million, or 17.5%, decline in SRB segment revenues.

The SRB segment revenue decline of $1.1 million is comprised of the following:
•	a decline in cereal product revenues of $1.4 million due to the March 2010 sale of the cereal product related assets to Kerry Ingredients (Kerry), offset by,
•	an increase in tolling revenue of $0.3 million during the six months ended June 30, 2011 (under the tolling agreement, we continued to produce certain cereal products for Kerry through April 2011),
•	a decline in animal nutrition product revenues of $0.2 million due to competitive pressures, offset by
•
an increase in human nutrition product revenues of $0.3 million, due to increased volumes from existing customers and the impact of price increases which took effect in the middle of the first quarter of 2011.

The Bio-Refining segment revenues increased by $4.1 million, or 49.7%.  The increase is attributable to the overall favorable pricing environment and increased volume in animal feed and oil products.  Animal feed revenues benefited from higher prices in other commodity products like soy and corn, which are traditional animal feed sources.  Rice bran based products provide an alternative source of animal feed.  Oil revenues continue to benefit from current higher pricing trend in vegetable oil markets.

Gross profit (in thousands):

	Six Months Ended June 30
	2011	Gross Profit %	2010	Gross Profit %	Change	Change in Gross Profit %
SRB segment	$2,022	37.5	$2,456	37.6	$(434)	(0.1)
Bio-Refining segment	2,776	22.7	748	9.1	2,028	13.6
Total gross profit	$4,798	27.2	$3,204	21.8	$1,594	5.4

Consolidated gross profit for the six months ended June 30, 2011, was $4.8 million, compared to $3.2 million in the prior year period, an increase of $1.6 million, or 5.4 percentage points.  The SRB segment gross profit percentage for the first half of 2011 remained relatively unchanged.

Index

Bio-Refining segment gross profit percentage improved from 9.1% to 22.7%.  The Bio-Refining segment cost of goods sold increased 27.4%, while revenues increased 49.7%.  The improvement in cost of goods sold as a percentage of revenue was due to plant efficiencies associated with a shift in sales mix from fully refined oil to crude oil and higher plant production throughput driven by volume.  Crude oil requires less production costs than refined oil.

Operating Expenses (in thousands):

	Six Months Ended June 30, 2011
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$2,324	$2,535	$2,255	$7,114
Professional fees	884	33	683	1,600
Impairment of property, plant and equipment	-	-	-	-
Settlement with former customer	-	(800)	-	(800)
Loss on disposal of property, plant and equipment	-	-	-	-
Provision for doubtful accounts	83	-	49	132
Total operating expenses	$3,291	$1,768	$2,987	$8,046

	Six Months Ended June 30, 2010
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$3,252	$2,718	$1,778	$7,748
Professional fees	654	67	243	964
Impairment of property, plant and equipment	-	1,000	-	1,000
Settlement with former customer	-	-	-	-
Loss on disposal of property, plant and equipment	-	403	-	403
Provision for doubtful accounts	-	-	123	123
Total operating expenses	$3,906	$4,188	$2,144	$10,238

	Favorable (Unfavorable) Change
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$928	$183	$(477)	$634
Professional fees	(230)	34	(440)	(636)
Impairment of property, plant and equipment	-	1,000	-	1,000
Settlement with former customer	-	800	-	800
Loss on disposal of property, plant and equipment	-	403	-	403
Provision for doubtful accounts	(83)	-	74	(9)
Total operating expenses	$615	$2,420	$(843)	$2,192

Consolidated operating expenses were $8.0 million for the first half of 2011 compared to $10.2 million for the first half of 2010, a decrease of $2.2 million.  A $0.6 million improvement in selling, general and administrative expenses (SG&A) was offset by a $0.6 million increase in professional fees.  The $2.2 million improvement in operating expenses was primarily due to the impact of:

•	a $1.0 million 2010 impairment charge related to the Phoenix, Arizona facility,
•	a $0.4 million 2010 loss on disposal of the infant cereal manufacturing equipment located at our Phoenix, Arizona facility,
•	a $0.8 million favorable settlement with a former customer in 2011 in connection with a 2007 transaction (see Note 8 to the consolidated financial statements.

The $0.9 million Corporate segment decline in SG&A included:
•	a decline of $0.4 million as a result of the 2011 settlement with Mr. Edson, a former officer,
•	a $0.1 million decline in interim management fees, which ceased in July 2010,
•	a $0.1 million decline in stock based compensation expenses and,
•	a $0.1 million decline in bank fees related to the credit agreement with Wells Fargo, which was paid in full in September 2010.

The $0.2 million decrease in SRB segment SG&A included a $0.1 million reduction in operating expenses related to our Phoenix facility, which was sold in September 2010, and a reduction in research and development costs of $0.1 million.

Bio-Refining segment SG&A increased $0.5 million.  Payroll expenses increased as a result of government mandated annual cost of living adjustments that were effective beginning June 2010.  Customs and handling charges increased with the rise in export revenues.

Index

Consolidated professional fees were $1.6 million for the first half of 2011 compared to $1.0 million for first half of 2010.  Professional fees are expenses associated with consultants, accounting, auditing, tax compliance, SOX 404 compliance, and outside legal counsel.  The $0.6 million increase in professional fees is attributable to:
•
Corporate and Bio-Refining segment audit and consultant fees associated with the filing of our 2009 and 2010 Form 10-K’s and Form 10-Q’s in the first quarter of  2011, a total of eight public filings in one quarter, and the filing of a Form 10-Q in the second quarter (similar services were not incurred in 2010 because our filings were delayed),

•	Bio-Refining segment government required asset appraisal fees incurred in 2011 but not in 2010,
•	Bio-Refining legal fees associated with ongoing litigation,
•	Bio-Refining management fees payable to the Investors, who own a noncontrolling interest in Nutra SA, beginning in January 2011 (see Note 5 to the consolidated financial statements).

Other Income (Expense) (in thousands):

	Six Months Ended June 30, 2011
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$29	$-	$51	$80
Interest expense	(316)	(102)	(394)	(812)
Loss on acquisition of additional interests in RRX	(140)	-	-	(140)
Loss on equity method investments	(25)	-	-	(25)
Warrant liability expense	(141)	-	-	(141)
Gain on extinguishment of debt	-	-	265	265
Other	(162)	-	56	(106)
Other income (expense)	$(755)	$(102)	$(22)	$(879)

	Six Months Ended June 30, 2010
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$12	$-	$5	$17
Interest expense	(171)	(82)	(328)	(581)
Loss on acquisition of additional interests in RRX	-	-	-	-
Loss on equity method investments	(21)	-	-	(21)
Warrant liability expense	(187)	-	-	(187)
Gain on extinguishment of debt	-	-	-	-
Other	88	-	112	200
Other income (expense)	$(279)	$(82)	$(211)	$(572)

	Favorable (Unfavorable) Change
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$17	$-	$46	$63
Interest expense	(145)	(20)	(66)	(231)
Loss on acquisition of additional interests in RRX	(140)	-	-	(140)
Loss on equity method investments	(4)	-	-	(4)
Warrant liability expense	46	-	-	46
Gain on extinguishment of debt	-	-	265	265
Other	(250)	-	(56)	(306)
Other income (expense)	$(476)	$(20)	$189	$(307)

Consolidated other expense was $0.9 million for the first half of 2011, compared to $0.6 million for the first half of 2010, an increase in other expense of $0.3 million.  The following factors contributed to the increase:
•	a Corporate segment interest expense increase of $0.1 million related to interest on pre-petition liabilities,
•	a Bio-Refining segment interest expense increase of $0.1 million primarily as a result of higher borrowings for working capital needs in 2011.
•
a Corporate segment loss in 2011 of $0.1 million from the acquisition of additional interests in RRX as a result of a settlement with HS, our former joint venture partner (see Note 6 to the consolidated financial statements),

•	a Corporate segment expense of $0.2 million in 2011 for transaction costs incurred in the settlement with HS (see Note 6 to the consolidated financial statements), offset by
•	a Bio-Refining segment $0.3 million gain on extinguishment of debt in 2011 related to the modification of an Irgovel special tax program debt (see Note 9 to the consolidated financial statements).

Index

Liquidity and Capital Resources

Although we have made significant improvements, we continue to experience losses and negative cash flows from operations on a consolidated basis.  These factors raise substantial doubt about our ability to continue as a going concern.  Although we believe that we will be able to obtain the funds necessary to continue as a going concern there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

With respect to liquidity and capital resources, we manage the Bio-Refining segment, consisting currently of our operations in Brazil, separately from our U.S. based Corporate and SRB segments.  As of January 2011, cash provided by operations in our Bio-Refining segment is generally unavailable for distribution to our Corporate and SRB segments pursuant to the terms of the limited liability company agreement for Nutra SA, LLC.  Cash used in operating activities for 2011 is presented below by segment (in thousands).

	Six Months Ended June 30, 2011
	Corporate and SRB	Bio-Refining	Consolidated
Net loss	$(3,894)	$(225)	$(4,119)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Warrant liability expense	141	-	141
Other adjustments, net	1,717	849	2,566
Changes in operating asset and liabilities:
Pre-petition liabilities	(3,531)	-	(3,531)
Other changes, net	(65)	264	199
Net cash provided by (used in) operating activities	$(5,632)	$888	$(4,744)

	Three Months Ended June 30, 2011
	Corporate and SRB	Bio-Refining	Consolidated
Net income (loss)	$18	$(50)	$(32)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Warrant liability income	(2,435)	-	(2,435)
Other adjustments, net	1,147	127	1,274
Changes in operating asset and liabilities:
Pre-petition liabilities	-	-	-
Other changes, net	432	365	797
Net cash provided by (used in) operating activities	$(838)	$442	$(396)

	Three Months Ended March 31, 2011
	Corporate and SRB	Bio-Refining	Consolidated
Net loss (1)	$(3,912)	$(175)	$(4,087)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Warrant liability expense	2,576	-	2,576
Other adjustments, net	570	722	1,292
Changes in operating asset and liabilities:
Pre-petition liabilities	(3,531)	-	(3,531)
Other changes, net	(497)	(101)	(598)
Net cash provided by (used in) operating activities	$(4,794)	$446	$(4,348)

(1)           First quarter 2011 Corporate segment net loss included cash proceeds from the settlement with former customer of $0.8 million.

Index

Corporate and SRB

On a combined basis, the Corporate and SRB segments used $5.6 million of cash in operating activities in the first half of 2011.  We took steps in 2010 and 2009 to improve profitability and liquidity by reducing our U.S. based employee headcount at both the corporate and plant operations level.  In order to conserve cash, in July 2011, members of the board of directors agreed to accept stock for retainer fees for the last three quarters of 2011, instead of $0.2 million in cash.  The four executive officers also agreed in July 2011 to accept stock options in lieu of $0.1 million in cash compensation for the second half of 2011.

In the ongoing effort to improve profitability, significant emphasis will be placed on growing revenues.  The growth of revenues is expected to include the following:
•	growth in existing markets, including bulk processed rice bran (SRB) and derivative products;
•	aligning with strategic partners who can provide channels for additional sales of our products; and
•	implementing price increases.

In 2011, we issued shares of common stock and warrants to satisfy certain obligations, and conserve cash (see Note 6 to the consolidated financial statements).  In 2011 we also obtained funds from issuance of a convertible note (see Note 9 to the consolidated financial statements).  The equity markets, however, have not been a significant source of funds during 2011 and 2010 due to our financial position, the state of the equity markets and the bankruptcy filing.  Improving financial performance and equity market conditions may allow us to raise equity funds.  We intend to provide the necessary cash to continue operations through the monetization of certain assets, improved profitability and equity and/or debt financing transactions.  Some of the monetizations could result in additional impairment of asset values.  Asset monetization may include some or all of the following:
•	sale or a sale-lease back of certain facilities;
•	sale of a noncontrolling interest in one or more subsidiaries; or
•	sale of surplus equipment.

In the first quarter of 2011, we made distributions to unsecured creditors which reduced prepetition liabilities by $3.5 million.  These distributions are included in cash used in operations. The source of funds for the distributions to general unsecured creditors were derived from (i) the January 2011 sale of Nutra SA units discussed below and (ii) proceeds from the September 2010 sale of the Phoenix, Arizona facility.

As further discussed in Note 2 to the consolidated financial statements, the unsecured creditors were granted a lien in all of the Parent Company’s assets.  As of June 30, 2011, we had $0.4 million in restricted cash set aside for distribution to the Class 6 general unsecured creditors.  In July 2011, we made our second distribution to these creditors and met our July 15, 2011 payment benchmark.  Included in cash flows from investing activities for the first half of 2011 is $0.5 million of cash received on the Ceautamed note receivable.  Beginning in April 2011, all amounts received on the note receivable are set aside in restricted cash for distribution to the Class 6 creditors in accordance with our Amended Plan.

Cash used in investing activities in the first half of 2011, also includes $0.1 million in SRB segment capital expenditures.  Cash provided by investing activities in the first half of 2010 included proceeds from the sale of cereal equipment in the Phoenix, Arizona facility of $3.7 million.

Cash provided by financing activities in the first half of 2011 includes $0.7 million we received from advances under a convertible note, allocated to debt and equity in our consolidated financial statements (see Note 9).  In July 2011, we received an additional advance of $0.3 million on the convertible note.  The total cash advanced on the convertible note of $1.0 million has been used to fund the capital needs of the Corporate and SRB segments.

Bio-Refining

The Bio-Refining segment provided cash from operating activities of $0.9 million in the first half of 2011.  Funding of capital expansion projects is being provided by proceeds received from the sale of additional Nutra SA membership interests, as discussed further below, and/or bank debt.

During the first quarter of 2011, Irgovel began disbursing cash for capital improvements which are part of a project to expand production capacity and improve operational efficiency.  In the first half of 2011, these disbursements totaled $4.4 million.  As of June 30, 2011, Irgovel has outstanding equipment purchase commitments totaling approximately $2.2 million.  We expect to pay for this equipment through the first quarter of 2012, with the funds obtained from the sale of additional Nutra SA membership interests and/or bank financing.

Index

In the first half of 2011 we received $10.7 million of proceeds from the sale of membership interests in Nutra SA.  In December 2010, we entered into a membership interest purchase agreement with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (the Investors).  The Investors agreed to purchase a 35.6% interest in Nutra SA for an aggregate purchase price of $7.7 million.  The transaction closed in the first quarter of 2011, and the Parent Company received $4.0 million of the proceeds.  The remaining amount of $3.7 million, less $0.5 million retained by Nutra SA for administrative expenses, was invested in Irgovel for capital improvements and working capital needs.  During the second quarter of 2011, the Investors purchased additional Nutra SA membership interests for $3.0 million, increasing their interest in Nutra SA from 35.6% to 45.2%.  Of the $3.0 million proceeds received, $2.0 million is being invested in Irgovel for capital improvements and $1.0 million was received by the Parent Company for general working capital needs.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risk, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides us financing and liquidity support or market risk or credit risk support.

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

Recent Accounting Pronouncements

Accounting pronouncements that are applicable to us, and could potentially have a material impact on our consolidated financial statements, are discussed below.

The FASB has issued guidance clarifying the criteria for separating revenue between multiple deliverables.  This guidance applies to new revenue arrangements or arrangements materially modified in periods subsequent to adoption.  We were required to adopt this standard effective January 1, 2011.  Adoption of the standard had no impact on our consolidated financial statements.

In May 2011, the FASB amended guidance on fair value measurement and expanded the required disclosures related to fair value.  The amendments, among other things, clarify that the highest and best use concept applies only to nonfinancial assets and addresses the appropriate premiums and discounts to consider in fair value measurement.  We are required to adopt the guidance prospectively, effective January 1, 2012.  We do not expect adoption to have a significant impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

We evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness identified below.

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

Index

Remediation Status

Our Brazilian subsidiary has realigned certain controls and responsibilities to ensure adequate and appropriate levels of independent review.  Our testing and assessment of the changes made are ongoing. To date, we have not finalized our testing and conclusions with regard to the effectiveness of the new procedures.  We will continue to assess the effectiveness of these remedial actions.

Except as noted in the immediately preceding paragraph, there were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In addition to the matter described below, we are involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business.  While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations.  When applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.

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

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Parent Company has not been served with any formal notices in regard to this matter so far.  To date, only Irgovel has received formal legal notice.  In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration.  As part of the Purchase Agreement $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of June 30, 2011 and December 31, 2010, the balance in the escrow account was $1.9 million and is included in restricted cash in the consolidated balance sheets.  There is an offsetting liability in accrued expenses in our consolidated balance sheets as of June 30, 2011 and December 31, 2010.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2011, NutraCea issued the following securities without registration under the Securities Act:

Index

On April 7, 2011, we issued 2,576,775 shares of our common stock and a warrant to purchase 605,730 shares of our common stock at an exercise price of $0.23 to Buyer in satisfaction of outstanding debt acquired by Buyer from our creditor.  The warrant became exercisable on June 2, 2011 and expires in November 2016.  These issuances were made after a fairness hearing pursuant to an exemption provided by Section 3(a)(10) of the Securities Act.  See Note 6 to the consolidated financial statements contained herein for further description of the transaction.

On April 7, 2011, we adjusted the exercise price and issued warrants to purchase common stock to the investors in our May 2006, February 2007 and April 2008 equity financings pursuant to the anti-dilution provisions contained in the respective warrants.  The investors in the May 2006 financing were issued warrants to purchase a total of 32,261 shares of common stock at $1.13 per share.  These warrants expired in May 2011.  The investors in the February 2007 financing were issued warrants to purchase a total of 1,475,129 shares of common stock at $1.83 per share.  These warrants expire in August 2012.  The exercise price for all warrants outstanding under the February 2007 financing was lowered to $1.83 per share from $1.98 per share.  The investors in the April 2008 financing were issued warrants to purchase a total of 107,834 shares of common stock at $0.99 per share.  These warrants expire in April 2013.  The exercise price for all warrants outstanding under the April 2008 financing was lowered to $0.99 per share from $1.00 per share.  All of these warrants were issued to existing warrant holders without additional consideration pursuant to the terms of the respective financings, and no commission or other remuneration was paid or given directly or indirectly to any person in connection therewith.  The issuance of new warrants and the change to the old warrants were exempt from registration under Section 3(a)(9) of the Securities Act.

On June 9, 2011, we issued an option to purchase 50,000 shares of common stock to each of two employees at an exercise price of $0.20 with a ten year expiration date.  The options vests monthly over 48 months.

On June 29, 2011, we entered into a note and warrant purchase agreement with a creditor to restructure a convertible promissory note and warrant and to allow us to borrow additional funds.  Under the agreement we issued to the creditor in June 2011, a convertible promissory note in the aggregate principal amounts of $0.7 million, which is convertible into common stock at $0.21 per share and bears interest at an annual rate of 10.0%, and a warrant to purchase up to a total of 730,000 shares of NutraCea common stock at an exercise price of $0.23 per share.  The warrant expires on December 31, 2014.  See Note 9 to the consolidated financial statements contained herein for further description of the transaction.

On June 29, 2011, we adjusted the exercise price and issued warrants to purchase common stock to the investors in our February 2007 and April 2008 equity financings pursuant to the anti-dilution provisions contained in the respective warrants.  The investors in the February 2007 financing were issued warrants to purchase a total of 1,039,135 shares of common stock at $1.74 per share.  These warrants expire in August 2012.  The exercise price for all warrants outstanding under the February 2007 financing was lowered to $1.74 per share from $1.83 per share.  The investors in the April 2008 financing were issued warrants to purchase a total of 23,388 shares of common stock at $0.99 per share.  These warrants expire in April 2013.  All of these warrants were issued to existing warrant holders without additional consideration pursuant to the terms of the respective financings, and no commission or other remuneration was paid or given directly or indirectly to any person in connection therewith.  The issuance of new warrants and the change to the old warrants were exempt from registration under Section 3(a)(9) of the Securities Act.

On June 30, 2011, we issued 62,730 shares of our common stock in connection with consulting services previously provided.

Unless otherwise indicated above, the securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933.  All issuances above were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Index

Item 6. Exhibits

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit

3.1(1)	Amendment to Articles of Incorporation filed with the Secretary of State of California on June 30, 2011

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Calculation Definition Document

101.LAB (2)	XBRL Taxonomy Extension Calculation Label Document

101.PRE (2)	XBRL Taxonomy Extension Calculation Presentation Document

(1)	Incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 5, 2011.
(2)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2011

/s/ W. John Short
W. John Short
Chief Executive Officer

/s/ J. Dale Belt
Jerry Dale Belt
Chief Financial Officer