Form 10-Q
period 2011-09-30
NUTRACEA
filed 2011-11-14
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-32565

NutraCea
(Exact Name of Registrant as Specified in its Charter)

California	87-0673375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6720 North Scottsdale Road, Suite 390	85253
Scottsdale, AZ	(Zip Code)
(Address of Principal Executive Offices)

Issuer’s telephone number, including area code:  (602) 522-3000

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

As of November 1, 2011, 201,129,624 shares of the registrant’s common stock were outstanding.

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

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
NutraCea
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited) (in thousands, except per share amounts)

	Three Months		Nine Months
	2011	2010	2011	2010

Revenues	$8,586	$8,403	$26,229	$23,126
Cost of goods sold	6,663	6,269	19,508	17,788
Gross profit	1,923	2,134	6,721	5,338

Operating expenses:
Selling, general and administrative	3,666	3,929	11,004	11,800
Professional fees	610	668	2,118	1,632
Settlement with former customer	-	-	(800)	-
Impairment of property, plant and equipment	-	-	-	1,000
Loss on disposal of property, plant and equipment	-	540	-	943
Total operating expenses	4,276	5,137	12,322	15,375

Loss from operations	(2,353)	(3,003)	(5,601)	(10,037)

Other income (expense):
Interest income	25	26	105	43
Interest expense	(302)	(416)	(1,114)	(997)
Warrant liability income	916	250	775	63
Loss on acquisition of additional interests in Rice Rx	-	-	(140)	-
Gain on extinguishment of debt	-	-	265	-
Foreign currency exchange, net	(321)	(23)	(268)	(30)
Other income	46	54	119	261
Other expense	(24)	(10)	(281)	(31)
Total other income (expense)	340	(119)	(539)	(691)

Reorganization expenses - professional fees	-	111	-	847

Loss before income taxes	(2,013)	(3,233)	(6,140)	(11,575)
Income tax benefit	244	143	252	687
Net loss	(1,769)	(3,090)	(5,888)	(10,888)
Net loss attributable to noncontrolling interest in Nutra SA	276	-	315	-
Net loss attributable to NutraCea shareholders	$(1,493)	$(3,090)	$(5,573)	$(10,888)

Loss per share attributable to NutraCea shareholders
Basic	$(0.01)	$(0.02)	$(0.03)	$(0.06)
Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.06)

Weighted average number of shares outstanding
Basic	199,381	193,028	197,651	193,016
Diluted	199,381	193,028	197,651	193,016

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

NutraCea
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited) (in thousands)

	Three Months		Nine Months
	2011	2010	2011	2010
Net loss attributable to NutraCea shareholders	$(1,493)	$(3,090)	$(5,573)	$(10,888)
Other comprehensive income (loss) - foreign currency translation, net of tax	(2,630)	751	(1,576)	204
Comprehensive loss, net of tax	(4,123)	(2,339)	(7,149)	(10,684)
Comprehensive loss attributable to the noncontrolling interest, net of tax	276	-	315	-
Total comprehensive loss attributable to NutraCea shareholders	$(3,847)	$(2,339)	$(6,834)	$(10,684)

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

NutraCea
Condensed Consolidated Balance Sheets
September 30, 2011 and December 31, 2010
(Unaudited) (in thousands, except share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$167	$537
Restricted cash	2,397	1,917
Accounts receivable, net	3,864	3,502
Inventories	2,904	2,994
Note receivable, current portion	900	1,200
Deferred tax asset	283	292
Deposits and other current assets	2,506	2,255
Assets held for sale - property, plant and equipment	-	3,598
Total current assets	13,021	16,295
Long-term assets:
Note receivable, net of current portion	-	600
Property, plant and equipment, net	28,562	24,054
Intangible assets, net	5,068	6,296
Goodwill	5,345	5,835
Other long-term assets	49	144
Total assets	$52,045	$53,224

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,120	$2,573
Accrued expenses	4,082	4,266
Pre-petition liabilities	2,198	6,406
Long-term debt, current portion	5,569	3,235
Total current liabilities	13,969	16,480
Long-term liabilities:
Long-term debt, net of current portion	4,140	7,365
Deferred tax liability	3,614	4,361
Warrant liability	853	1,628
Other long-term liabilities	1,000	1,000
Total liabilities	23,576	30,834

Commitments and contingencies

Redeemable noncontrolling interest in Nutra SA	11,310	-

Equity:
Equity attributable to NutraCea shareholders:
Preferred Stock, 20,000,000 authorized and none issued	-	-
Common stock, no par value, 500,000,000 shares authorized, 201,129,624 and 195,359,109 shares issued and outstanding	209,194	207,432
Accumulated deficit	(190,385)	(184,812)
Accumulated other comprehensive loss	(1,650)	(74)
Total equity attributable to NutraCea shareholders	17,159	22,546
Noncontrolling interest in Rice Science	-	(156)
Total equity	17,159	22,390
Total liabilities and equity	$52,045	$53,224

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

NutraCea
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2011 and 2010
(Unaudited) (in thousands)

	2011	2010
Cash flows from operating activities:
Net loss	$(5,888)	$(10,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,827	3,471
Provision for doubtful accounts	96	209
Impairment of property, plant and equipment	-	1,000
Loss on disposal of property, plant and equipment	-	943
Stock and share-based compensation	1,118	872
Warrant liability income	(775)	(63)
Deferred tax benefit	(441)	(691)
Reorganization expenses	-	847
Settlement with former officer	(267)	-
Gain on extinguishment of debt	(265)	-
Other	445	31
Changes in operating assets and liabilities:
Accounts receivable	(656)	11
Inventories	(102)	332
Other current assets	(361)	178
Accounts payable and accrued expenses	812	(911)
Pre-petition liabilities	(4,807)	-
Net cash used in operating activities, before reorganization items	(7,264)	(4,659)
Reorganization items:
Reorganization expenses	-	(847)
Change in accounts payable for reorganization items	-	109
Net cash used for reorganization items	-	(738)
Net cash used in operating activities	(7,264)	(5,397)

Cash flows from investing activities:
Receipts on note receivable	900	900
Purchases of property, plant and equipment	(5,216)	(415)
Restricted cash	(480)	-
Proceeds from sale of property, plant and equipment	-	8,872
Acquisition of additional interests in Rice Science and Rice Rx	(150)	-
Other	(49)	(16)
Net cash provided by (used in) investing activities	(4,995)	9,341

Cash flows from financing activities:
Proceeds from sale of membership interests in Nutra SA, net of costs	11,625	-
Proceeds from (payments of) debt, net	(175)	(3,595)
Proceeds from issuance of warrants and note conversion feature	444	-
Net cash provided by (used in) financing activities	11,894	(3,595)

Effect of exchange rate changes on cash and cash equivalents	(5)	(28)
Net change in cash and cash equivalents	(370)	321
Cash and cash equivalents, beginning of period	537	952
Cash and cash equivalents, end of period	$167	$1,273

Supplemental disclosures:
Cash paid for interest	$723	$812
Cash paid for taxes	14	-

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

The interim results reported in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for the full fiscal year or any other future period and have been prepared assuming we will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business.  We have experienced recurring losses and negative cash flows from operations.  In 2011, we issued shares of common stock and warrants to satisfy certain obligations, in an effort to conserve cash.  In 2011, we also obtained funds from issuances of convertible notes.  The equity markets, however, have not been a significant source of funds during 2011 and 2010 due to our financial position, the state of the equity markets and the bankruptcy filing discussed below.  Improving financial performance and equity market conditions, may allow us to raise equity funds in the near  future.  We intend to provide the necessary cash to continue operations through the monetization of certain assets, improved profitability and possible equity and/or debt financing transactions.

Certain reclassifications have been made to amounts reported for the prior year to achieve consistent presentation with the current year.

Recent Accounting Pronouncement

Accounting pronouncements that are applicable to us and could potentially have a material impact on our consolidated financial statements, are discussed below.

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

In September 2011, the FASB amended guidance on goodwill impairment testing.  The amendments permit us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.   Previous guidance required us to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one).  If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under the amendments, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount.  We are required to adopt the amendments effective for annual and interim goodwill impairment tests (if required) performed after January 1, 2012.  Early adoption is permitted.  We do not expect adoption to have a significant impact on our financial position or results of operations.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

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

Since we will not be able to control the sale of the above assets if we do not meet a payment benchmark, we cannot guarantee that the assets will be sold at a value satisfactory to us.  Interest accrues on the unpaid pre-petition liabilities at an annual rate of 8.25%.  In 2011, cumulatively through the third quarter, we distributed to the Class 6 general unsecured creditors $4.2 million plus accrued interest.  In October 2011, we distributed an additional $0.5 million plus accrued interest and, as a result, we have met our October 15, 2011 payment benchmark.  Cumulatively through October 2011, we have distributed to the Class 6 general unsecured creditors $4.7 million plus $0.3 million in accrued interest, or approximately 75.0% of the amounts owed.

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

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

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

Liquidity and Management’s Plans

Although we have made significant improvements in the past year, we continue to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern.  Although we believe that we will be able to obtain the funds necessary to continue as a going concern there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

In 2011, we issued shares of common stock and warrants to satisfy certain obligations in an effort to conserve cash.  In 2011, we also obtained funds from issuances of convertible notes.  The equity markets, however, have not been a significant source of funds during 2011 and 2010 due to our financial position, the state of the equity markets and our November 2010 emergence from bankruptcy.  Improving financial performance and equity market conditions may allow us to raise equity funds in the near future.  We intend to provide the necessary cash to continue operations through the monetization of certain assets, improved profitability and possible equity and/or debt financing transactions.  Some of these monetizations could result in additional impairment of asset values.  Asset monetization may include some or all of the following:

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

We have three reportable business segments: (i) Corporate; (ii) SRB, which manufactures and distributes SRB in various granulations along with products derived from bran via patented enzyme treatment processes including a fat and protein rich water soluble fraction and a fiber rich insoluble fraction; and (iii) Bio-Refining, which separates rice bran into rice oil and defatted rice bran which are then further processed into a number of valuable food and feed products.  Bio-Refining operations currently consist of our operations in Brazil.  The Corporate segment includes general and administrative expenses, legal settlements and other expenses not directly attributable to other segments.  No corporate allocations are made to the other segments.  Interest incurred at the Corporate level is not allocated.

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

Below are reconciliations of the numerators and denominators in the EPS computations for the three months and nine months ended September 30, 2011.

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to NutraCea shareholders	$(1,493)	$(3,090)	$(5,573)	$(10,888)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	199,380,838	193,027,680	197,650,794	193,015,812
Effect of dilutive securities outstanding	-	-	-	-
Diluted EPS - weighted average number of shares outstanding	199,380,838	193,027,680	197,650,794	193,015,812

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive:
Stock options (average exercise price for the three and nine months ended September 30, 2011 of $0.29 and $0.29)	39,557,171	30,996,197	40,342,313	28,089,581
Warrants (average exercise price for the three and nine months ended September 30, 2011 of $1.10 and $1.17)	42,950,415	39,578,506	41,721,527	39,666,418
Convertible notes payable	6,286,935	-	3,230,007	-

The impact of potentially dilutive securities outstanding at September 30, 2011 and 2010, were not included in the calculation of diluted EPS in 2011 and 2010 because to do so would be antidilutive.  Those securities which were antidilutive in 2011 and 2010, which remain outstanding, could potentially dilute EPS in the future.

NOTE 5. REDEEMABLE NONCONTROLLING INTEREST IN NUTRA SA

In December 2010, we entered into a membership interest purchase agreement (MIPA) with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (Investors).  The transaction closed in January 2011.  The Investors agreed to purchase units in Nutra SA for an aggregate purchase price of $7.7 million.  Prior to the transaction, Nutra SA was a wholly owned subsidiary.  Nutra SA owns 100% of Irgovel Industria Riograndense De Oleos (Irgovel).  Initially after the closing, effective in January 2011, we owned a 64.4% interest in Nutra SA, and the Investors owned a 35.6% interest in Nutra SA.  The Parent Company received $4.0 million of the January 2011 proceeds.  The remaining $3.7 million, less $0.5 million retained by Nutra SA for administrative expenses, was invested in Irgovel for capital improvements and working capital needs.

The Parent Company agreed to use $2.2 million of the funds received from the January 2011 transaction closing to repay amounts owed to the Class 6 general unsecured creditors in accordance with the Amended Plan.  The remaining $1.8 million was used for general corporate purposes, other unsecured creditor claims and administrative expenses associated with the Chapter 11 Reorganization.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

We received in the second quarter of 2011 an additional $3.0 million from the Investors - $1.0 million for the purchase of existing units in Nutra SA from the Parent Company, which was used by the Parent Company for working capital, and $2.0 million for the purchase of new units in Nutra SA, which will be used by Irgovel to fund a capital expansion.  We received in the third quarter of 2011 an additional $0.9 million from the Investors for the purchase of existing units in Nutra SA from the Parent Company, which was used by the Parent Company for working capital.  These purchases increased the Investors’ interest in Nutra SA to a 49.0% interest as of September 30, 2011.

We determined that we continued to control Nutra SA after each of the transactions and therefore we continued to consolidate Nutra SA.  We treated each transaction similar to an equity transaction, with no gain or loss recognized in consolidated net income or comprehensive income.  The Investors’ share of Nutra SA’s net income or loss after the January 2011 closing is recorded in redeemable noncontrolling interest.

A summary of changes in redeemable noncontrolling interest follows (in thousands):

	Investors' Ownership Interest After Transaction	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Redeemable noncontrolling interest in Nutra SA, beginning of period		$10,686	$-
Investors' purchase of initial units - first quarter 2011	35.6%	-	7,725
Investors' purchase of additional units - second quarter 2011	45.2%	-	3,000
Investors' purchase of additional units - third quarter 2011	49.0%	900	900
Investors' interest in net loss of Nutra SA		(276)	(315)
Redeemable noncontrolling interest in Nutra SA, end of period		$11,310	$11,310

Redeemable noncontrolling interest in Nutra SA is recorded in temporary equity, above the equity section and after liabilities on our consolidated balance sheets, because the Investors have the right to force a sale of Nutra SA assets in the future (see Drag Along Rights described below).  We have assessed the likelihood of the Investors exercising these rights as less than probable at September 30, 2011, in part because it is more likely the Investors will exercise other rights prior to January 2015.  We will continue to evaluate the probability of the Investors exercising their Drag Along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors will exercise these rights.

We are restricted from competing with Nutra SA and Irgovel in Brazil as further described in the MIPA.

In the third quarter of 2011, in connection with the Investors’ purchase of additional units for $0.9 million, we entered into a waiver agreement to the MIPA and an amendment to the limited liability company agreement for Nutra SA, LLC (LLC agreement).  Under the waiver and amendment the Investors have the right to purchase additional units in Nutra SA at $2.00 per unit if we are unable, by December 15, 2011, to obtain binding loan documentation from Brazilian financial institution(s) for a loan(s) totaling at least R$9.0 million, at 10.5% annual interest or less, which matures in no less than 5 years.  This purchase right only applies to the extent that such purchases are required to fund the first phase of the Irgovel capital expansion project and Irgovel’s operations.  In addition, until the later of (i) the date the first phase of the project is completed or (ii) August 31, 2013, the Investors have the right to purchase additional units in Nutra SA at $2.00 per unit if (i) there are inadequate funds available from a Brazilian institution(s) to complete the first phase of the project or to operate Irgovel, creating a cash shortfall, and (ii) we are unable to fund the first $0.9 million of this shortfall, or our prorata share of any additional cash shortfall above the first $0.9 million, by purchasing additional units in Nutra SA at $2.00 per unit.

Under the LLC agreement, the business of Nutra SA is to be conducted by the manager, NutraCea’s CEO, subject to the oversight of the management committee.  The management committee is comprised of three NutraCea representatives and two Investors’ representatives.  Upon an event of default or a qualifying event, the management committee will no longer be controlled by NutraCea, and will include three Investors representatives and two NutraCea representatives.  In addition, following an event of default or a qualifying event, a majority of the members of the management committee may replace the manager of Nutra SA.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011, there have been no events of default.  Events of default, as defined in the MIPA, are:
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

As of September 30, 2011, there have been no qualifying events.  The LLC agreement, as amended in the third quarter of 2011, defines a qualifying event as any event prior to September 16, 2014, which results, or will result, (i) in a person or group of persons exercising the right to appoint members to our board of directors holding one third or more of the votes of all board members, (ii) the sale, exchange, pledge or use as guarantee of one half of our ownership interest in Nutra SA to a third party (iii) the bankruptcy of NutraCea or Nutra SA or (iv) the Investor’s purchase of additional units in Nutra SA under the waiver to the MIPA, such that the Investor’s ownership interest in Nutra SA exceeds 49%.

In evaluating whether we maintain control over Nutra SA, we considered the matters which could be put to a vote of the members.  Until there is an event of default or a qualifying event, the Investors’ rights and abilities, individually or in the aggregate, do not allow them to substantively participate in the operations of Nutra SA.  The Investors do not currently have the ability to dissolve Nutra SA or otherwise force the sale of all its assets.  They do have such rights in the future (Drag Along Rights as described below).  We will continue to evaluate our ability to control Nutra SA each reporting period.

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

•
Global Holding Company (GHC) Roll-Up – If we form an entity, GHC, to hold our bio-refining segment assets, the Investors may exchange units in Nutra SA for equity interests in GHC.  The investors may exercise this right after the second anniversary of the formation of GHC or, if an event of default has occurred, after the later of January 2013 and the GHC formation date.  The appraised fair value of the Investors’ interest in Nutra SA would be used to determine the amount of ownership interest the Investors would receive in GHC.

•
NutraCea Roll-Up – The Investors may exchange units in Nutra SA for NutraCea common stock..  This right is available upon the earlier of January 2014 or, if an event of default has occurred, January 2013.  We may elect to postpone our obligation to complete the NutraCea roll-up to January 2015 if the roll-up would result in over 25% of our common stock being owned by the Investors.  The appraised fair value of the Investors’ interest in Nutra SA and the market price of our stock would be used to determine the amount of ownership interest the Investors would receive in NutraCea.

•
Drag Along Rights – The Investors have the right to force the sale of all Nutra SA assets after the earlier of (i) January 2015, (ii) January 2013 if an event of default occurs, (iii) February 2014 if we make a NutraCea roll-up postponement election or (iv) the date of a qualifying event.  The right terminates upon the occurrence of certain events (a $50 million Nutra SA initial public offering or a change of control, as defined).  We may elect to exercise a right of first refusal to purchase the Investors’ interest instead of proceeding to a sale.

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

The $0.9 million settlement was comprised of $0.6 million for the satisfaction of liabilities RRX and RS had payable to HS, $0.1 million for interest expense on those liabilities, $0.1 million for reimbursement of HS attorney fees, and $0.1 million for the additional ownership interests in RRX and RS.  We used cash to satisfy our obligation to pay the $0.1 million for the ownership interests and $0.3 million of the liabilities to RRX and RS and settled the remainder with issuance of the shares of common stock and the warrant to the Buyer.

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

NOTE 7. INVENTORIES

Inventories are composed of the following (in thousands):

	September 30,	December 31,
	2011	2010
Finished goods	$969	$553
Work in process	1,134	1,076
Raw materials	625	1,119
Packaging supplies	176	246
Total inventories	$2,904	$2,994

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Land	$424	$208
Furniture and fixtures	1,459	1,461
Plant	16,889	13,369
Computer and software	1,608	1,628
Leasehold improvements	189	189
Machinery and equipment	16,569	15,239
Construction in progress	6,759	2,081
Property, plant and equipment	43,897	34,175
Less accumulated depreciation	15,335	10,121
Property, plant and equipment, net	$28,562	$24,054

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

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

In February 2011, we ceased actively marketing the facility.  We continue to operate the facility and are evaluating ways to utilize excess capacity.  As a result, in the first quarter of 2011, we reclassified $3.6 million for the Dillon facility from assets held for sale to property, plant and equipment in use, and restarted depreciation.

Property, plant and equipment also increased in the nine months ended September 30, 2011, by $5.1 million for the capital expansion project at Irgovel.

NOTE 9. SETTLEMENT WITH FORMER CUSTOMER

In March 2011, pursuant to a settlement agreement with a former customer, we received $0.8 million in connection with a 2007 transaction with that customer.  We shipped products in 2007 to the customer and no revenue was recognized for the transaction under revenue recognition rules.  The customer had not remitted payment prior to the settlement.  The $0.8 million received is recorded as settlement with former customer in the statements of operations for the nine months ended September 30, 2011.

NOTE 10. DEBT

The following table summarizes current and long-term portions of debt (in thousands):

	September 30, 2011	December 31, 2010
Domestic:
Customer list purchase	$590	$993
Supplier note	84	177
Convertible notes payable	1,493	-
	2,167	1,170
Foreign:
Equipment financing	247	290
Working capital lines of credit	3,780	4,404
Special tax programs	3,379	4,470
Other obligations	136	266
	7,542	9,430
Total debt	9,709	10,600
Current portion	5,569	3,235
Long-term portion	$4,140	$7,365

Convertible Notes Payable

The terms of the convertible notes payable outstanding as of September 30, 2011, and related warrants (vested and exercisable at issuance), are summarized below.

Date of Note and Warrant	Principal Amount of Note (in thousands)	Creditor's Note Conversion Right	Stated Annual Interest Rate on Note	Maturity Date of Note	Shares Under Warrant	Exercise Price of Warrant	Expiration Date of Warrant
June 2011	$739	Convertible immediately at $0.21 per share	10%	June 2014	730,000	$0.23	December 2014

July 2011	270	Convertible immediately at $0.21 per share	10%	June 2014	270,000	0.23	December 2014

August 2011	730	Convertible immediately at $0.21 per share	10%	June 2014, unless accelerated by creditor to March 2013, or later	730,000	0.23	June 2015

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

In October 2011, we entered into an agreement under which the convertible notes described above were terminated and the related warrants were cancelled in connection with the holder of the convertible note lending us an addition $0.6 million.  The carrying amount of the old notes on the date of cancellation was $1.8 million.  New convertible notes and a warrant were issued to the creditor.  The terms of the October 2011 convertible notes payable and related warrant (vested and exercisable at issuance), are summarized below.

Date of Note and Warrant	Principal Amount of Note (in thousands)	Creditor's Note Conversion Right	Stated Annual Interest Rate on Note	Maturity Date of Note	Number of Shares Under Warrant	Exercise Price of Warrant	Expiration Date of Warrant

October 2011	$1,773	Convertible immediately at $0.20 per share	10%	October 2014, unless accelerated by creditor to March 2013, or later	1,773,186	$0.22	June 2015

October 2011	550	Same as above	10%	October 2014, unless accelerated by creditor to January 2012, or later	550,000	0.22	June 2015

Interest accrues monthly on the notes.  Accrued interest from October 2011 through January 2012 is payable in January 2012.  Interest accruing after January 2012 is payable monthly.  All unpaid principal and interest is due at maturity.  The convertible notes are secured by substantially all of our personal property, except for equity interests in subsidiaries and joint ventures.  Beginning in January 2012, or the date the general unsecured creditors are paid in full, if earlier, the notes will be secured by our Dillon, Montana and Mermentau, Louisiana real estate as well.

With each funding we determined the fair value of each convertible note as the total of (i) the discounted cash flows of the payments due under the note related to that advance, discounted at 25%, plus (ii) the fair value of the related conversion feature, determined using the Black-Scholes methodology.  We determined the fair value of the warrants using the Black-Scholes valuation methodology.  Based on the relative fair values, we allocated a portion of the proceeds to the convertible note and a portion to equity for the warrant.  We then determined if any of the amount allocated to the convertible note should be recorded to equity for the conversion feature.  If there was a beneficial conversion feature based on the effective conversion price, that amount was recorded in equity for the conversions feature, and the remainder was recorded in debt.

During the first nine months of 2011, we received $1.7 million in cash from the issuance of the convertible notes and related warrants.  We recorded in equity $0.4 million for the warrants and the note conversion features, $0.1 million to other assets and the remainder to debt.  During the first nine months of 2011, we recognized $0.1 million in accreted interest expense.  As of September 30, 2011, the carrying amount of the notes is $1.5 million.

We recognized no gain or loss as a result of the October 2011 refinancing of the convertible notes.  Beginning in October 2011, interest expense is being recognized on the $1.8 million note, related to the refinanced balance outstanding on the old notes, at a 22.9% effective rate to accrete the $1.5 million October 2011 carrying amount up to the principal and interest due as of the accelerated maturity date in March 2013.  Prior to the refinancing, interest expense was being recognized on the old notes at an average effective interest rate of 18.7%.  Interest expense is being recognized on the $0.6 million note at a 48.8% effective rate to accrete the initial $0.5 million carry amount up to the principal and interest due as of the accelerated maturity date in January 2012.

Factoring Agreement

In January 2011, we entered into a domestic factoring agreement which provides for a $1.0 million credit facility with a bank.  We may only borrow to the extent we have qualifying accounts receivable as defined in the agreement.  The facility expires on December 31, 2011, and renews automatically for another year unless proper termination notice is given.  The bank will charge the greater of $2,000 per month or a 2.0% fee on any borrowing.  The 2.0% fee increases incrementally for any qualified account with a balance that remains outstanding in excess of 45 days.  In the three and nine months ended September 30, 2011, average borrowings under this agreement were less than $0.2 million and $0.1 million.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

Special Tax Programs

Irgovel qualified for a modification of one of its special tax program debts and as a result we recorded a $0.3 million gain on extinguishment of debt in other income (expense) in the second quarter of 2011.  Certain maturities of the debt, carried at $3.2 million as of September 30, 2011, were extended.  Prior to the modification the debt maturities ranged from 2011 though 2017.  As modified, debt maturities range from 2011 through 2021 and interest is payable monthly at an annual rate of 11.3%.

NOTE 11. EQUITY, SHARE-BASED COMPENSATION AND WARRANT LIABILITY

A summary of equity activity for the nine months ended September 30, 2011 (in thousands, except share data) follows.

	NutraCea Shareholders
					Non-
				Accumulated	controlling
	Common Stock		Accumulated	Other Comp-	Interest in	Total
	Shares	Amount	Deficit	rehensive Loss	Rice Science	Equity
Balance, January 1, 2011	195,359,109	$207,432	$(184,812)	$(74)	$(156)	$22,390
Cancelled shares and options -settlements with former officers	(44,666)	(267)	-	-	-	(267)
Share-based employee and director compensation - options	-	585	-	-	-	585
Share-based consultant compensation -options	-	9	-	-	-	9
Beneficial conversion feature of convertible note	-	165	-	-	-	165
Warrants issued for convertible note	-	279	-	-	-	279
Acquisition of additional interests in Rice Science	-	(254)	-	-	156	(98)
Warrants issued to Buyer (Note 6)	-	103	-	-	-	103
Common stock issued to Buyer (Note 6)	2,576,775	618	-	-	-	618
Common stock issued for vendor services	2,031,357	359	-	-	-	359
Common stock issued to directors	1,207,049	165	-	-	-	165
Foreign currency translation	-	-	-	(1,576)	-	(1,576)
Net loss	-	-	(5,573)	-	-	(5,573)
Balance, September 30, 2011	201,129,624	$209,194	$(190,385)	$(1,650)	$-	$17,159

In lieu of paying cash to non-employee board members for board retainer fees for the last three quarters of 2011, we issued shares of common stock.  The number of shares issued equaled the $0.2 million cash compensation to which the directors are entitled, divided by $0.20.  We issued in the third quarter of 2011 a total of 1,207,049 shares for 2011 retainer fees.  As of September 30, 2011, 336,250 of these shares were unvested.   Directors will continue to be paid cash for meeting attendance fees.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of stock option and warrant activity for the nine months ended September 30, 2011 follows.

	Options			Equity and Liability Warrants
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, January 1, 2011	45,485,111	$0.30	6.9	40,429,577	$1.28	2.1
Granted	4,904,224	0.22		2,835,730	0.23
Impact of anti-dilution clauses	-			4,328,701
Exercised	-			-
Forfeited, expired or cancelled	(11,816,539)	(0.34)		(3,372,387)	1.00
Outstanding, September 30, 2011	38,572,796	$0.28	6.6	44,221,621	$1.10	1.7

Exercisable, September 30, 2011	24,926,077	$0.32	5.9	44,221,621	$1.10	1.7

Options

In December 2010, we reached an agreement to settle all potential claims associated with the employment of Mr. Brad Edson, our former chief executive officer.  The agreement was subject to the approval of the Bankruptcy Court and became effective upon court approval in January 2011.  Mr. Edson agreed to return to NutraCea $0.4 million, representing a bonus earned in 2008.  We recorded a receivable for the return of the bonus.  The corresponding income reduced selling, general and administrative expenses in the first quarter of 2011.  As partial payment of the receivable, Mr. Edson forfeited 6,000,000 options granted in 2004 and returned 35,000 shares of common stock in payment of $0.3 million of his obligation.  The options had an exercise price of $0.30 per share and were outstanding and exercisable as of December 31, 2010.  We reduced the receivable from Mr. Edson, reduced equity by $0.3 million, and cancelled the options in the first quarter of 2011, when the Bankruptcy Court approved the agreement.  The remaining $0.1 million receivable remains unpaid and reserved for due to uncertainty with regard to the collectability of the receivable as of September 30, 2011.

In March 2011, we reached an agreement to settle all potential claims associated with the employment of Mr. Todd Crow, our former chief financial officer.  As part of the settlement, Mr. Crow was required to forfeit 1,662,942 options and return 9,666 shares of common stock held.  The agreement was subject to the approval of the Bankruptcy Court and became effective upon court approval in April 2011.  We canceled the stock and options in the second quarter of 2011.  The options had an average exercise price of $0.37 per share and were outstanding and exercisable as of December 31, 2010.  No value was assigned to the cancelled stock or options because we transferred no cash or other assets in exchange.  In connection with the settlement, Mr. Crow agreed to withdraw his $0.2 million bankruptcy claim.

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

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

Warrants

We have outstanding warrants classified as equity (equity warrants) and as warrant liability (liability warrants).

	Equity Warrants			Liability Warrants
	Shares Under Equity Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Liability Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, January 1, 2011	545,454	$0.69	2.8	39,884,124	$1.28	2.1
Granted	2,835,730	0.23		-
Impact of antidilution clauses	-			4,328,701
Exercised	-			-
Forfeited, expired or cancelled	(500,000)	0.25		(2,872,387)	1.13
Outstanding and Exercisable, September 30, 2011	2,881,184	$0.32	3.6	41,340,438	$1.16	$1.6

As of September 30, 2011, we have outstanding liability warrants to purchase 21,591,715 shares of common stock that expire in August 2012.

We have certain warrant agreements in effect for outstanding liability warrants that contain antidilution clauses.  Under the antidilution clauses, in the event of equity issuances, we may be required to lower the exercise price on liability warrants and increase the number of shares underlying liability warrants.  Equity issuances may include issuances of our common stock, certain awards of options to employees, issuances of warrants and/or other convertible instruments below a certain exercise price.

The table below summarizes the equity issuances in 2011, through the date of this filing, which triggered the antidilution clauses in certain liability warrants.

Triggering Event		Shares Under Equity Warrants	Exercise Price of Warrants
Common stock issuance to Buyer and related warrant (Note 6):
Second quarter 2011		605,730	$0.23
Convertible note issuances and related warrants (Note 10):
First quarter 2011	(1)	500,000	0.25
Second quarter 2011	(2)	730,000	0.23
Third quarter 2011, event A	(2)	270,000	0.23
Third quarter 2011, event B	(2)	730,000	0.23
		2,835,730	$0.23
Convertible note issuances and related warrants (Note 10):
Fourth quarter 2011		2,323,186	$0.22

(1)	The warrant to purchase 500,000 shares of common stock, issued to the holder of the convertible note in the first quarter of 2011, was cancelled in the second quarter of 2011.
(2)	Warrants to purchase 1,730,000 shares of common stock, issued to the holder of the convertible note in the second and third quarters of 2011, were cancelled in the fourth quarter of 2011.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the impact of the equity issuances, listed above which triggered the antidilution clauses in certain liability warrants.

		Before Event		After Event		Increase in
Triggering Event		Shares Under Liability Warrants	Weighted Average Exercise Price	Shares Under Liability Warrants	Weighted Average Exercise Price	Shares Under Liability Warrants
Common stock issuance to Buyer and related warrant (Note 6):
Second quarter 2011	(1)	40,735,768	$1.25	41,707,143	$1.22	971,375
Convertible note issuances and related warrants (Note 10):
First quarter 2011	(1)	39,884,124	1.28	40,735,768	1.25	851,644
Second quarter 2011	(1)	38,834,756	1.23	39,721,515	1.20	886,759
Third quarter 2011, event A		39,721,515	1.20	40,362,227	1.19	640,712
Third quarter 2011, event B		40,362,227	1.19	41,340,438	1.16	978,211
						4,328,701
Convertible note issuances and related warrants (Note 10):
Fourth quarter 2011		41,340,438	1.16	43,314,994	1.10	1,974,554

(1)
During the third quarter of 2011, the calculations of the impact of the triggering events were revised.  The revised figures are reflected above.  The impact was immaterial to the financial statements and less than $0.1 million.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In November 2011, we amended our corporate office space lease which was to expire in January 2012.  Under the terms of the amendment, rent is abated for the period from November 2011 through March 2012.  Future minimum payments under the lease, as amended, are as follows: $0.2 million for 2012; $0.2 million for 2013 , $0.3 million for 2014; $0.3 million for 2015; $0.3 million for 2016, and $0.1 million for 2017.

Purchase and Supply Commitments

In January 2011, Irgovel entered into a commitment to supply $0.4 million of rice oil each month from April 2011 to December 2011 to an existing customer.  The commitment represents approximately 50% of Irgovel’s current rice oil production capacity.

As of September 30, 2011, Irgovel has outstanding equipment purchase commitments totaling approximately $1.5 million.  The equipment is part of a capital project to expand production capacity and improve operational efficiency.  We expect to pay for this equipment through the second quarter of 2012.

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

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

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

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Parent Company has not been served with any formal notices in regard to this matter so far.  To date, only Irgovel has received formal legal notice.  In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration.  As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of September 30, 2011, and December 31, 2010, the balance in the escrow account was $1.9 million and is included in restricted cash in the consolidated balance sheets.  There is an offsetting liability in accrued expenses in our consolidated balance sheets as of September 30, 2011 and December 31, 2010.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

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

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

 NOTE 13. SEGMENT INFORMATION

We have three reportable segments: (i) Corporate; (ii) SRB, which manufactures and distributes SRB in various granulations along with products derived from bran via patented enzyme treatment processes including a fat and protein rich water soluble fraction and a fiber rich insoluble fraction; and (iii) Bio-Refining, which separates rice bran into rice oil and defatted rice bran which are then further processed into a number of valuable food and feed products.  The Bio-Refining segment consists of our Irgovel operations in Brazil.  The Corporate segment includes general and administrative expenses, legal settlements and other expenses not directly attributable to segments.  No corporate allocations are made to the other segments.  Interest incurred at the Corporate level is not allocated.

The tables below present segment information for the periods identified and provide reconciliations of segment information to total consolidated information (in thousands).

	Three Months Ended September 30, 2011
	Corporate	SRB	Bio-Refining	Consolidated
Revenues	$-	$2,528	$6,058	$8,586
Cost of goods sold	-	1,784	4,879	6,663
Gross profit	-	744	1,179	1,923
Depreciation and amortization (in selling, general and administrative)	(42)	(313)	(315)	(670)
Intersegment fees	102	-	(102)	-
Other operating expense	(1,520)	(933)	(1,153)	(3,606)
Loss from operations	$(1,460)	$(502)	$(391)	$(2,353)

Net loss attributable to NutraCea shareholders	$(634)	$(535)	$(324)	$(1,493)
Interest expense	(114)	(34)	(154)	(302)
Depreciation (in cost of goods sold)	-	(279)	(366)	(645)
Purchases of property, plant and equipment	-	12	703	715

	Nine Months Ended September 30, 2011
	Corporate	SRB	Bio-Refining	Consolidated
Revenues	$-	$7,919	$18,310	$26,229
Cost of goods sold	-	5,153	14,355	19,508
Gross profit	-	2,766	3,955	6,721
Depreciation and amortization (in selling, general and administrative)	(154)	(933)	(942)	(2,029)
Settlement with former customer	-	800	-	800
Intersegment fees	307	-	(307)	-
Other operating expense	(4,904)	(2,881)	(3,308)	(11,093)
Loss from operations	$(4,751)	$(248)	$(602)	$(5,601)
Net loss attributable to NutraCea shareholders	$(4,680)	$(383)	$(510)	$(5,573)
Interest expense	(430)	(136)	(548)	(1,114)
Depreciation (in cost of goods sold)	-	(712)	(1,086)	(1,798)
Purchases of property, plant and equipment	-	94	5,122	5,216

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30, 2010
	Corporate	SRB	Bio-Refining	Consolidated
Revenues	$-	$2,761	$5,642	$8,403
Cost of goods sold	-	1,501	4,768	6,269
Gross profit	-	1,260	874	2,134
Depreciation and amortization (in selling, general and administrative)	(90)	(320)	(310)	(720)
Impairment of property, plant and equipment	-	-	-	-
Loss on disposal of property, plant and equipment	-	(540)	-	(540)
Other operating expense	(2,003)	(1,023)	(851)	(3,877)
Loss from operations	$(2,093)	$(623)	$(287)	$(3,003)

Net loss attributable to NutraCea shareholders	$(2,181)	$(657)	$(252)	$(3,090)
Interest expense	(228)	(24)	(164)	(416)
Depreciation (in cost of goods sold)	-	(97)	(414)	(511)
Purchases of property, plant and equipment	8	41	222	271

	Nine Months Ended September 30, 2010
	Corporate	SRB	Bio-Refining	Consolidated
Revenues	$-	$9,298	$13,828	$23,126
Cost of goods sold	-	5,582	12,206	17,788
Gross profit	-	3,716	1,622	5,338
Depreciation and amortization (in selling, general and administrative)	(280)	(930)	(860)	(2,070)
Impairment of property, plant and equipment	-	(1,000)	-	(1,000)
Loss on disposal of property, plant and equipment	-	(943)	-	(943)
Other operating expense	(5,516)	(3,403)	(2,443)	(11,362)
Loss from operations	$(5,796)	$(2,560)	$(1,681)	$(10,037)
Net loss attributable to NutraCea shareholders	$(6,891)	$(2,684)	$(1,313)	$(10,888)
Interest expense	(389)	(116)	(492)	(997)
Depreciation (in cost of goods sold)	-	(348)	(1,053)	(1,401)
Purchases of property, plant and equipment	23	49	343	415

The tables below presents segment information for selected balance sheet accounts (in thousands).

	Corporate		SRB	Bio-Refining		Consolidated
As of September 30, 2011
Inventories	$-		$780	$2,124		$2,904
Property, plant and equipment	536		13,055	14,971		28,562
Goodwill	-		-	5,345	(1)	5,345
Intangible assets, net	-		2,519	2,549		5,068
Total assets	4,457	(2)	17,508	30,080		52,045

As of December 31, 2010
Inventories	-		596	2,398		2,994
Property, plant and equipment	1,996		9,337	12,721		24,054
Assets held for sale	-		3,598	-		3,598
Goodwill	-		-	5,835	(1)	5,835
Intangible assets, net	-		2,901	3,395		6,296
Total assets	7,143	(2)	17,308	28,773		53,224

(1)	All changes in goodwill between September 30, 2011 and December 31, 2010, relate to foreign currency translation.
(2)	Corporate segment total assets include cash, restricted cash, note receivable, property and other assets.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents revenue by geographic area for the three months and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
United States	$2,068	$2,459	$6,727	$7,253
Brazil	5,263	4,318	13,324	12,496
Other international	1,255	1,626	6,178	3,377
Total revenues	$8,586	$8,403	$26,229	$23,126

The following table presents property, plant and equipment by geographic area (in thousands):

	September 30, 2011	December 31, 2010
United States	$13,591	$11,333
Brazil	14,971	12,721
Total property, plant and equipment, net	$28,562	$24,054

NOTE 14. FAIR VALUE MEASUREMENT

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

The following table summarizes the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

		As of September 30, 2011
		Level 1	Level 2	Level 3	Total

Warrant liability	(1)	$-	$-	$853	$853
Total liabilities at fair value		$-	$-	$853	$853

		As of December 31, 2010
		Level 1	Level 2	Level 3	Total

Warrant liability	(1)	$-	$-	$1,628	$1,628
Total liabilities at fair value		$-	$-	$1,628	$1,628

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

(1)
We have certain warrant agreements in effect that contain antidilution clauses.  Under the antidilution clauses, in the event of equity issuances, we may be required to lower the exercise price on liability warrants and increase the number of shares underlying liability warrants.  Equity issuances may include issuances of our common stock, certain awards of options to employees, issuances of warrants and/or other convertible instruments below a certain exercise price.  We account for the warrants with these antidilution clauses as liability instruments.  These warrants are valued using the Lattice Model each reporting period and the resultant change in fair value is recorded in the statements of operations as warrant liability income (expense).

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	Nine Months Ended September 30, 2011
	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Warrants	Net Transfers Into (Out of) Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)
Warrant liability	$1,628	$775	$-	$-	$853	$775
Total Level 3 fair value	$1,628	$775	$-	$-	$853	$775

	Nine Months Ended September 30, 2010
	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Warrants	Net Transfers Into (Out of) Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)
Warrant liability	$1,279	$63	$-	$-	$1,216	$63
Total Level 3 fair value	$1,279	$63	$-	$-	$1,216	$63

(1)	Included in warrant liability income in the consolidated statements of operations.

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

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15. EMPLOYEE BONUS PLAN

In July 2010, the Board approved a cash incentive bonus plan for a total of $1.0 million to be paid to employees, employed at the time of payment, if all of the following conditions are met: (i) court approval of our Plan of Reorganization and successfully exiting the Chapter 11 bankruptcy process, (ii) being cash flow positive, defined by our board as earnings before interest, taxes, depreciation, amortization and certain non-cash charges, and (iii) cash availability as determined by our board at its sole discretion.  Under the Plan of Reorganization, we are prohibited from paying bonuses in an amount that exceeds the percentage paid to Class 6 general unsecured creditors with regard to their pre-petition liabilities.  Because the consolidated operating cash flow condition and cash availability condition were not met as of September 30, 2011 or December 31, 2010, the Board has not approved payments and no accruals have been recorded.

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

We have three reportable business segments: (i) Corporate; (ii) processed rice bran (SRB), which manufactures and distributes SRB in various granulations along with products derived from bran via patented enzyme treatment processes including a fat and protein rich water soluble fraction and a fiber rich insoluble fraction; and (iii) Bio-Refining, which separates rice bran into rice oil and defatted rice bran which are then further processed into a number of valuable food and feed products.  The Corporate segment includes general and administrative expenses, legal settlements and other expenses not directly attributable to other segments.  No corporate allocations are made to the other segments.  Interest incurred at the Corporate level is not allocated.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Consolidated net loss attributable to NutraCea shareholders for the three months ended September 30, 2011, was $1.5 million, or $0.01 per share, compared to $3.1 million, or $0.02 per share, for the three months ended September 30, 2010.  The improvement of $1.6 million between periods was primarily due to (i) a $0.9 million improvement in operating expenses, partially due to the impact of a $0.5 million loss on disposal of the Phoenix, Arizona facility in the prior year three months and (ii) an improvement in warrant liability income of $0.7 million.

Revenue and Gross Profit

Revenues (in thousands):

	Three Months Ended September 30
	2011	% of Total Revenues	2010	% of Total Revenues	Change	% Change
SRB segment	$2,528	29.4	$2,761	32.9	$(233)	(8.4)
Bio-Refining segment	6,058	70.6	5,642	67.1	416	7.4
Total revenues	$8,586	100.0	$8,403	100.0	$183	2.2

Index

Consolidated revenues for the three months ended September 30, 2011, were $8.6 million compared to $8.4 million in the prior year period, an increase of $0.2 million, or 2.2%.  The $0.4 million, or 7.4%, increase in Bio-Refining segment revenues offset the $0.2 million, or 8.4%, decline in SRB segment revenues.

In the SRB segment, a $0.1 million increase in human nutrition product revenues, which benefited from increased existing customer revenue volumes and the impact of price increases which took effect in the middle of the first quarter of 2011, was more than offset by (i) a $0.2 million decline in tolling and cereal product revenues due to the March 2010 sale of the cereal product related assets, and (ii) a $0.1 million decrease in animal feed product revenues, as a result of decreased volumes.

Bio-Refining segment revenues were impacted by the continued overall favorable pricing environment and increased volume in animal feed and oil products.  Animal feed revenues benefited from higher prices in other commodity products like soy and corn, which are traditional animal feed sources.  Rice bran based products provide an alternative source of animal feed.  Oil revenues continue to benefit from the current higher pricing trend in vegetable oil markets.

Gross profit (in thousands):

	Three Months Ended September 30
	2011	Gross Profit %	2010	Gross Profit %	Change	Change in Gross Profit %
SRB segment	$744	29.4	$1,260	45.6	$(516)	(16.2)
Bio-Refining segment	1,179	19.5	874	15.5	305	4.0
Total gross profit	$1,923	22.4	$2,134	25.4	$(211)	(3.0)

Consolidated gross profit for the three months ended September 30, 2011, was $1.9 million compared to $2.1 million in the prior year period, a decrease of $0.2 million, or 3.0 percentage points.

The SRB gross profit percentage was negatively impacted by higher 2011 raw bran prices and the impact of additional depreciation on the Dillon, Montana facility.  Raw bran prices have continued to rise throughout 2011 and as of September 30, 2011, were approximately 45% higher, on average, than prices as of the end of 2010.  These higher bran prices resulted in approximately an 11 percentage point decline in our SRB segment gross profit.  To offset the higher raw bran cost, we implemented a price increase in the first quarter of 2011 for certain customers which improved margins approximately 1 percentage point over the prior year period.  Additional sales price increases will be implemented in the fourth quarter 2011 to offset higher bran costs.  We also experienced SRB margin erosion of 6 percentage points from the $0.2 million increase in depreciation expense recognized on the Dillon, Montana facility in 2011.  No depreciation was recognized on the facility in 2010 while the facility was an asset held for sale.

The Bio-Refining segment gross profit percentage improved from 15.5% to 19.5%.  Bio-Refining segment cost of goods sold increased by $0.1 million, or 2.3%, while revenues increased 7.4%.  The improvement in cost of goods sold as a percentage of revenue was due to plant efficiencies associated with a shift in sales mix from fully refined oil to crude oil and higher plant production throughput driven by volume.  Crude oil requires less production costs than refined oil.

Index

Operating Expenses (in thousands):

	Three Months Ended September 30, 2011
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$1,272	$1,243	$1,151	$3,666
Professional fees	290	3	317	610
Intersegment fees	(102)	-	102	-
Loss on disposal of property, plant and equipment	-	-	-	-
Total operating expenses	$1,460	$1,246	$1,570	$4,276

	Three Months Ended September 30, 2010
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$1,556	$1,319	$1,054	$3,929
Professional fees	537	24	107	668
Intersegment fees	-	-	-	-
Loss on disposal of property, plant and equipment	-	540	-	540
Total operating expenses	$2,093	$1,883	$1,161	$5,137

	Favorable (Unfavorable) Change
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$284	$76	$(97)	$263
Professional fees	247	21	(210)	58
Intersegment fees	102	-	(102)	-
Loss on disposal of property, plant and equipment	-	540	-	540
Total operating expenses	$633	$637	$(409)	$861

Consolidated operating expenses were $4.3 million for the third quarter of 2011, compared to $5.1 million for the third quarter of 2010, a decrease of $0.9 million.  The decrease is composed primarily of the $0.3 million net decrease in Corporate selling, general and administrative (SG&A) expenses and the favorable impact from incurring no loss on disposal in 2011.  The $0.5 million third quarter 2010 loss on disposal primarily related to the disposition of the Phoenix, Arizona facility.

Corporate segment selling, general and administrative expenses (SG&A) improved $0.3 million because of a $0.1 million reduction in payroll and related costs and a $0.2 million reduction in share-based employee and director compensation.

Bio-Refining segment SG&A increased $0.1 million.  Payroll expenses increased as a result of government mandated annual cost of living adjustments that were effective beginning June 2010, general merit raises and expenses associated with a newly implemented management bonus plan.  Customs and handling charges also increased with the rise in export revenues.

Corporate professional fees were $0.3 million for the third quarter of 2011, compared to $0.5 million for the third quarter of 2010.  Professional fees are primarily expenses associated with consultants, accounting, auditing, tax compliance, SOX 404 compliance, and outside legal counsel.  In 2010, we incurred significant audit and other service fees related to preparing to file our 2009 and 2010 filings Form 10-Qs and Form 10-Ks, which were delayed.  Legal fees related to general corporate matters and litigation settled in early 2011 were higher in 2010 as well.

Bio-Refining segment professional fees increased $0.2 million.  Management and meeting attendance fees payable to the Investors, who own a noncontrolling interest in Nutra SA beginning in January 2011 (see Note 5 to the consolidated financial statements) totaled $0.1 million in the third quarter of 2011.  There was no comparable expense in the prior year period.  Legal fees associated with ongoing litigation were also higher in 2011.

Intersegment fees relate to Bio-Refining segment fees payable to the Corporate segment beginning in January 2011 under the agreements with the Investors (see Note 5 to the consolidated financial statements).  The charges are intended to compensate the Corporate segment for management time spent on Irgovel operations.

Index
Other Income (Expense) (in thousands):

	Three Months Ended September 30, 2011
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$14	$-	$11	$25
Interest expense	(115)	(33)	(154)	(302)
Warrant liability income	916	-	-	916
Foreign currency exchange, net	-	-	(321)	(321)
Other	11	-	11	22
Other income (expense)	$826	$(33)	$(453)	$340

	Three Months Ended September 30, 2010
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$1	$-	$25	$26
Interest expense	(228)	(24)	(164)	(416)
Warrant liability income	250	-	-	250
Foreign currency exchange, net	-	-	(23)	(23)
Other	(10)	-	54	44
Other income (expense)	$13	$(24)	$(108)	$(119)

	Favorable (Unfavorable) Change
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$13	$-	$(14)	$(1)
Interest expense	113	(9)	10	114
Warrant liability income	666	-	-	666
Foreign currency exchange, net	-	-	(298)	(298)
Other	21	-	(43)	(22)
Other income (expense)	$813	$(9)	$(345)	$459

Consolidated other income was $0.3 million for the third quarter of 2011, compared to other expense of $0.1 million for the third quarter of 2010, an improvement of $0.5 million.  Warrant liability income increased $0.7 million and other line items net to an additional expense of $0.2 million.

Warrant liability income for the quarter ended September 30, 2011, was $0.9 million compared to warrant liability income of $0.3 million for the quarter ended September 30, 2010.  We have certain outstanding warrant agreements in effect that contain antidilution clauses.  Under the antidilution clauses, in the event of equity issuances, we may be required to lower the exercise price on liability warrants and increase the number of shares underlying liability warrants.  Warrant liability is carried at fair value which is determined at the end of each reporting period.  The change in fair value is recorded as warrant liability income or expense.  The valuation method used to calculate fair value requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants that contain antidilution clauses.  We must also make other assumptions related to our projected cash needs and our likelihood of successfully concluding an equity fund raising transaction.

The other $0.2 million net expense is comprised of:
•	a Corporate segment interest expense reduction of $0.1 million offset by
•	a Bio-Refining segment $0.3 million increase in foreign exchange loss on Irgovel contracts denominated in U.S. dollars.

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Consolidated net loss attributable to NutraCea shareholders for the nine months ended September 30, 2011, was $5.6 million, or $0.03 per share, compared to $10.9 million, or $0.06 per share, for the nine months ended September 30, 2010.  The improvement of $5.3 million between periods was primarily due to (i) a $1.4 million improvement in gross profit primarily as a result of higher revenues in the Bio-Refining segment and associated plant efficiencies gained, (ii) the impact of incurring no reorganization expenses in the current year as compared to $0.9 million in the prior year period, and (iii) a $3.1 million improvement in operating expenses due in part to the impact of:
•	incurring no impairment charge in 2011 as compared to the $1.0 million impairment charge related to the Phoenix, Arizona facility in 2010,
•	a $0.9 million loss related primarily to the disposal of the Phoenix, Arizona facility, and the infant cereal manufacturing equipment located at that facility, in the prior year nine months, and
•	a $0.8 million favorable settlement with a former customer in the nine months ended September 30, 2011.

Index

Revenue and Gross Profit

Revenues (in thousands):

	Nine Months Ended September 30
	2011	% of Total Revenues	2010	% of Total Revenues	Change	% Change
SRB segment	$7,919	30.2	$9,298	40.2	$(1,379)	(14.8)
Bio-Refining segment	18,310	69.8	13,828	59.8	4,482	32.4
Total revenues	$26,229	100.0	$23,126	100.0	$3,103	13.4

Consolidated revenues for the nine months ended September 30, 2011, were $26.2 million compared to $23.1 million in the prior year period, an increase of $3.1 million, or 13.4%.  The $4.5 million, or 32.4%, increase in Bio-Refining segment revenues offset the $1.4 million, or 14.8%, decline in SRB segment revenues.

The SRB segment revenue decline of $1.4 million is comprised of the following:
•	a decline in cereal product revenues and other revenues of $1.3 million due to the March 2010 sale of the cereal product related assets,
•	a decline in animal nutrition product revenues of $0.4 million on lower volume due to competitive pressures, offset by
•
an increase in human nutrition product revenues of $0.3 million, due to increased volumes from existing customers and the impact of price increases which took effect in the middle of the first quarter of 2011.

The Bio-Refining segment revenues increased by $4.5 million, or 32.4%.  The increase is attributable to the overall favorable pricing environment and increased volume in animal feed and oil products.  Animal feed revenues benefited from higher prices in other commodity products like soy and corn, which are traditional animal feed sources.  Rice bran based products provide an alternative source of animal feed.  Oil revenues continue to benefit from current higher pricing trend in vegetable oil markets that began in the last quarter of 2010.

Gross profit (in thousands):

	Nine Months Ended September 30
	2011	Gross Profit %	2010	Gross Profit %	Change	Change in Gross Profit %
SRB segment	$2,766	34.9	$3,716	40.0	$(950)	(5.0)
Bio-Refining segment	3,955	21.6	1,622	11.7	2,333	9.9
Total gross profit	$6,721	25.6	$5,338	23.1	$1,383	2.5

Consolidated gross profit for the nine months ended September 30, 2011, was $6.7 million, compared to $5.3 million in the prior year period, an increase of $1.4 million, or 2.5 percentage points.

The nine months SRB gross profit percentage was negatively impacted by higher 2011 raw bran prices and the impact of recording depreciation on the Dillon, Montana facility in 2011.  Raw bran prices have continued to rise throughout 2011 and as of September 30, 2011, were approximately 45% higher, on average, than prices as of the end of 2010.  These higher bran prices resulted in approximately a 5 percentage point decline in our SRB segment gross profit.  To offset the higher raw bran cost, we implemented a price increase in the first quarter of 2011 for certain customers which improved margins approximately 1 percentage point over the prior year period.  Additional sales price increases will be implemented in the fourth quarter of 2011 to offset higher bran costs.  We also experienced SRB margin erosion of 4 percentage points from the $0.3 million increase in depreciation expense recognized on the Dillon, Montana facility in 2011.  No depreciation was recognized on the facility in 2010 while the facility was an asset held for sale.

Index

Bio-Refining segment gross profit percentage improved from 11.7% to 21.6%.  The Bio-Refining segment cost of goods sold increased 17.6%, while revenues increased 32.4%.  The improvement in cost of goods sold as a percentage of revenue was due to plant efficiencies associated with a shift in sales mix from fully refined oil to crude oil and higher plant production throughput driven by volume.  Crude oil requires less production costs than refined oil.

Operating Expenses (in thousands):

	Nine Months Ended September 30, 2011
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$3,771	$3,778	$3,455	$11,004
Professional fees	1,287	36	795	2,118
Intersegment fees	(307)	-	307	-
Impairment of property, plant and equipment	-	-	-	-
Settlement with former customer	-	(800)	-	(800)
Loss on disposal of property, plant and equipment	-	-	-	-
Total operating expenses	$4,751	$3,014	$4,557	$12,322

	Nine Months Ended September 30, 2010
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$4,605	$4,240	$2,955	$11,800
Professional fees	1,191	93	348	1,632
Intersegment fees	-	-	-	-
Impairment of property, plant and equipment	-	1,000	-	1,000
Settlement with former customer	-	-	-	-
Loss on disposal of property, plant and equipment	-	943	-	943
Total operating expenses	$5,796	$6,276	$3,303	$15,375

	Favorable (Unfavorable) Change
	Corporate	SRB	Bio-Refining	Consolidated
Selling, general and administrative	$834	$462	$(500)	$796
Professional fees	(96)	57	(447)	(486)
Intersegment fees	307	-	(307)	-
Impairment of property, plant and equipment	-	1,000	-	1,000
Settlement with former customer	-	800	-	800
Loss on disposal of property, plant and equipment	-	943	-	943
Total operating expenses	$1,045	$3,262	$(1,254)	$3,053

Consolidated operating expenses were $12.3 million for the first nine months of 2011 compared to $15.4 million for the first nine months of 2010, a decrease of $3.1 million.  The $3.1 million improvement included $2.7 million in decreased SRB segment charges relative to:

•	a $1.0 million 2010 impairment charge related to the Phoenix, Arizona facility,
•	a $0.8 million favorable settlement with a former customer in 2011 in connection with a 2007 transaction (see Note 9 to the consolidated financial statements), and
•	a $0.9 million 2010 loss related primarily to the disposal of the Phoenix facility and the infant cereal manufacturing equipment located at that facility.

The $0.8 million Corporate segment decline in SG&A included:
•	a decline of $0.4 million as a result of an expense recovery recognized for the 2011 settlement with Mr. Edson, a former officer,
•	a $0.1 million decline in interim management fees which ceased in July 2010,
•	a $0.4 million decline in share-based employee and director compensation expenses,
•	a $0.1 million decline in bank fees related to the credit agreement with Wells Fargo, which was paid in full in September 2010, offset by
•	an increase of $0.2 million in other expenses, primarily outside consulting services.

Index

The $0.5 million decrease in SRB segment SG&A included a $0.1 million reduction in operating expenses related to our Phoenix facility, which was sold in September 2010, a reduction in payroll-related costs of $0.2 million and $0.2 million from other cost management initiatives.

Bio-Refining segment SG&A increased $0.5 million.  Payroll expenses increased as a result of government mandated annual cost of living adjustments that were effective beginning June 2010, general merit raises and expenses associated with a newly implemented management bonus program.  Customs and handling charges also increased with the rise in export revenues.

Bio-Refining professional fees were $0.8 million for the first nine months of 2011 compared to $0.3 million for first nine months of 2010.  Professional fees are primarily expenses associated with consultants, accounting, auditing, tax compliance, SOX 404 compliance, and outside legal counsel.  The increase in professional fees is primarily due to management and meeting attendance fees payable to the Investors, who own a noncontrolling interest in Nutra SA beginning in January 2011 (see Note 5 to the consolidated financial statements).  There was no comparable expense in the prior year period.

Intersegment fees relate to Bio-Refining segment fees payable to the Corporate segment beginning in January 2011 under the agreements with the Investors (see Note 5 to the consolidated financial statements).  The charges are intended to compensate the Corporate segment for management time spent on Irgovel operations.

Other Income (Expense) (in thousands):

	Nine Months Ended September 30, 2011
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$43	$-	$62	$105
Interest expense	(430)	(136)	(548)	(1,114)
Warrant liability income	775	-	-	775
Loss on acquisition of additional interests in RRX	(140)	-	-	(140)
Gain on extinguishment of debt	-	-	265	265
Foreign currency exchange, net	-	-	(268)	(268)
Other	(176)	-	14	(162)
Other income (expense)	$72	$(136)	$(475)	$(539)

	Nine Months Ended September 30, 2010
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$13	$-	$30	$43
Interest expense	(389)	(116)	(492)	(997)
Warrant liability income	63	-	-	63
Loss on acquisition of additional interests in RRX	-	-	-	-
Gain on extinguishment of debt	-	-	-	-
Foreign currency exchange, net	-	-	(30)	(30)
Other	57	-	173	230
Other income (expense)	$(256)	$(116)	$(319)	$(691)

	Favorable (Unfavorable) Change
	Corporate	SRB	Bio-Refining	Consolidated
Interest income	$30	$-	$32	$62
Interest expense	(41)	(20)	(56)	(117)
Warrant liability income	712	-	-	712
Loss on acquisition of additional interests in RRX	(140)	-	-	(140)
Gain on extinguishment of debt	-	-	265	265
Foreign currency exchange, net	-	-	(238)	(238)
Other	(233)	-	(159)	(392)
Other income (expense)	$328	$(20)	$(156)	$152

Consolidated other expense was $0.5 million for the first nine months of 2011, compared to $0.7 million for the first nine months of 2010, a decrease in other expense of $0.2 million.

Index

Warrant liability income for the nine months ended September 30, 2011, was $0.8 million compared to warrant liability income of $0.1 million for the nine months ended September 30, 2010.  We have certain outstanding warrant agreements in effect that contain antidilution clauses.  Under the antidilution clauses, in the event of equity issuances, we may be required to lower the exercise price on liability warrants and increase the number of shares underlying liability warrants.  Warrant liability is carried at fair value which is determined at the end of each reporting period.  The change in fair value is recorded as warrant liability income or expense.  The valuation method used to calculate fair value requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants that contain antidilution clauses.  We must also make other assumptions related to our projected cash needs and our likelihood of successfully concluding an equity fund raising transaction.  Warrant liability decreased during 2011, in part, because our stock price has declined during the nine months ended September 30, 2011.

The following factors contributed to the offsetting $0.6 million increase in other expense:
•
a Corporate segment loss in 2011 of $0.1 million from the acquisition of additional interests in RRX as a result of a settlement with HS, our former joint venture partner (see Note 6 to the consolidated financial statements),

•	a Corporate segment expense of $0.2 million in 2011 for transaction costs incurred in the settlement with HS (see Note 6 to the consolidated financial statements),
•	an increase in Bio-Refining segment foreign currency exchange losses of $0.2 million, and
•	a Bio-Refining segment $0.3 million gain on extinguishment of debt in 2011 related to the modification of an Irgovel special tax program debt (see Note 10 to the consolidated financial statements).

Liquidity and Capital Resources

Although we have made significant improvements in the past year, we continue to experience losses and negative cash flows from operations on a consolidated basis.  These factors raise substantial doubt about our ability to continue as a going concern.  Although we believe that we will be able to obtain the funds necessary to continue as a going concern there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

	Nine Months Ended September 30, 2011
	Corporate and SRB	Bio-Refining	Consolidated
Net loss	$(5,062)	$(826)	$(5,888)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Warrant liability income	(775)	-	(775)
Other adjustments, net	3,180	1,333	4,513
Changes in operating asset and liabilities:
Pre-petition liabilities	(4,807)	-	(4,807)
Other changes, net	(208)	(99)	(307)
Net cash provided by (used in) operating activities	$(7,672)	$408	$(7,264)

	Three Months Ended September 30, 2011
	Corporate and SRB	Bio-Refining	Consolidated
Net loss	$(1,168)	$(601)	$(1,769)
Adjustments to reconcile net loss to net cash used in operations:
Warrant liability income	(916)	-	(916)
Other adjustments, net	1,463	484	1,947
Changes in operating asset and liabilities:
Pre-petition liabilities	(1,276)	-	(1,276)
Other changes, net	(143)	(363)	(506)
Net cash used in operating activities	$(2,040)	$(480)	$(2,520)

Index

Corporate and SRB

On a combined basis, the Corporate and SRB segments used $7.7 million of cash in operating activities in the first nine months of 2011.  In 2010 we continued to take steps to improve profitability and liquidity by reducing our U.S. based employee headcount at both the corporate and plant operations level.  In order to conserve cash, in July 2011, members of the board of directors agreed to accept stock for retainer fees for the last three quarters of 2011, instead of $0.2 million in cash.  The four executive officers also agreed in July 2011 to accept stock options in lieu of $0.1 million in cash compensation for the second half of 2011.  Additional steps taken in 2011 include issuing shares of common stock and warrants to satisfy certain obligations (see Note 6 to the consolidated financial statements).

In the ongoing effort to improve profitability, significant emphasis will be placed on growing revenues.  The growth of revenues is expected to include the following:
•	growth in existing markets, including bulk processed rice bran (SRB) and derivative products;
•	aligning with strategic partners who can provide channels for additional sales of our products; and
•	implementing price increases.

In 2011, we also obtained funds from the issuances of convertible notes (see Note 10 to the consolidated financial statements).  The equity markets, however, have not been a significant source of funds during 2011 and 2010 due to our financial position, the state of the equity markets and our November 2010 emergence from bankruptcy.  Improving financial performance and equity market conditions may allow us to raise equity funds in the near future.  We intend to provide the necessary cash to continue operations through the monetization of certain assets, improved profitability and equity and/or debt financing transactions.  Some of the monetizations could result in additional impairment of asset values.  Asset monetization may include some or all of the following:
•	sale or a sale-lease back of certain facilities;
•	sale of a noncontrolling interest in one or more subsidiaries; or
•	sale of surplus equipment.

In the first nine months of 2011, we made distributions to unsecured creditors which reduced prepetition liabilities by $4.8 million.  These distributions are included in cash used in operations. The source of funds for the distributions to general unsecured creditors were derived from (i) the January 2011 sale of Nutra SA units discussed below (ii) proceeds from the September 2010 sale of the Phoenix, Arizona facility, (iii) receipts on notes receivable, and (iv) proceeds from issuances of convertible notes.

As further discussed in Note 2 to the consolidated financial statements, the unsecured creditors were granted a lien in all of the Parent Company’s assets.  As of September 30, 2011, we had $0.5 million in restricted cash set aside for distribution to the Class 6 general unsecured creditors.  In October 2011, we made our fourth distribution to these creditors and met our October 15, 2011, payment benchmark.  Included in cash flows from investing activities for the first nine months of 2011 is $0.9 million of cash received on the Ceautamed note receivable.  Beginning in April 2011, all amounts received on the note receivable are set aside in restricted cash for distribution to the Class 6 creditors in accordance with our Amended Plan.

Cash used in investing activities in the first nine months of 2011 includes $0.1 million in SRB segment capital expenditures.  Cash provided by investing activities in the first nine months of 2010 included $8.9 million of proceeds primarily from the sale of the Phoenix, Arizona facility and cereal equipment at that facility.

Cash provided by financing activities in the first nine months of 2011 includes $1.7 million we received from advances under convertible notes, allocated to debt and equity in our consolidated financial statements (see Note 10 to the consolidated financial statements).  In October 2011, we received an additional advance of $0.6 million on a convertible note.  The total cash advanced on the convertible notes of $2.3 million has been used to fund the working capital needs of the Corporate and SRB segments, including distributions to the unsecured creditors.

Bio-Refining

The Bio-Refining segment provided cash from operating activities of $0.4 million in the first nine months of 2011.  Funding of capital expansion projects is being provided by proceeds received from the sale of additional Nutra SA membership interests, as discussed further below, and/or bank debt.

During the first quarter of 2011, Irgovel began disbursing cash for capital improvements which are part of a project to expand production capacity and improve operational efficiency.  In the first nine months of 2011, these disbursements totaled $5.1 million.  As of September 30, 2011, Irgovel has outstanding equipment purchase commitments totaling approximately $1.5 million.  We expect to pay for this equipment through the second quarter of 2012, with  long-term bank financing.

Index

In the first nine months of 2011, we received $11.6 million of proceeds from the sale of membership interests in Nutra SA.  In December 2010, we entered into a membership interest purchase agreement with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (the Investors).  The Investors agreed to purchase a 35.6% interest in Nutra SA for an aggregate purchase price of $7.7 million.  The transaction closed in the first quarter of 2011, and the Parent Company received $4.0 million of the proceeds.  The remaining amount of $3.7 million, less $0.5 million retained by Nutra SA for administrative expenses, was invested in Irgovel for capital improvements and working capital needs.  During the second and third quarter of 2011, the Investors purchased additional Nutra SA membership interests for $3.9 million, increasing their interest in Nutra SA from 35.6% to 49.0%.  Of the $3.9 million proceeds received, $2.0 million is being invested in Irgovel for capital improvements and $1.9 million was received by the Parent Company for general working capital needs.

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

Recent Accounting Pronouncements

Accounting pronouncements that are applicable to us and could potentially have a material impact on our consolidated financial statements, are discussed below.

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

In September 2011, the FASB amended guidance on goodwill impairment testing.  The amendments permit us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.   Previous guidance required us to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one).  If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under the amendments, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount.  We are required to adopt the amendments effective for annual and interim goodwill impairment tests (if required) performed after January 1, 2012.  Early adoption is permitted.  We do not expect adoption to have a significant impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Index

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2011, we issued the securities described below without registration under the Securities Act.

On June 29, 2011, we entered into a note and warrant purchase agreement with a creditor to restructure a convertible promissory note and warrant and to allow us to borrow additional funds.  Under the agreement we issued to the creditor on July 15, 2011, a convertible promissory note in the principal amounts of $0.3 million, which was convertible into common stock at $0.21 per share and bore interest at an annual rate of 10.0%, and a warrant to purchase up to a total of 270,000 shares of NutraCea common stock at an exercise price of $0.23 per share.  The note and warrant were cancelled October 7, 2011, when we entered into a new note and warrant purchase agreement with the creditor.  See Note 10 to the consolidated financial statements contained herein for further description of the transaction.

On July 15, 2011, we entered into amendments to employment agreements with each of our four executive officers.   Under the amendments we issued the officers options to purchase 2,116,726 shares of common stock, at an exercise price of $0.20, at an average initial term of 1.6 years, in lieu of paying twenty percent of each officers salary in cash for the last six months of 2011.  The options vest and become exercisable in twelve equal installments commencing on July 15, 2011, and ending on December 31, 2011.

Index

In lieu of paying cash to non-employee board members for board retainer fees for the last three quarters of 2011, we issued the board members 1,207,049 shares of common stock on July 15, 2011 – 534,519 shares vested immediately, 336,250 vested September 30, 2011, and 336,250 shares will vest December 31, 2011.

On August 1, 2011, we issued 1,000,000 shares of our common stock in connection with a consulting agreement – 600,000 shares vested August 1, 2011, and the remaining shares vest monthly over the six months ended July 31, 2012.

On August 24, 2011, we issued an option to purchase 500,000 shares of common stock to an employee at an exercise price of $0.20 per share with a ten year expiration date.  The option vests monthly over 36 months.

On August 31, 2011, we entered into a note and warrant purchase agreement.  Under the agreement we issued to the creditor a convertible promissory note in the principal amount of $0.7 million, which was convertible into common stock at $0.21 per share and bore interest at an annual rate of 10.0%, and a warrant to purchase up to a total of 730,000 shares of common stock at an exercise price of $0.23 per share.  The note and warrant were cancelled in October 7, 2011, when we entered into a new note and warrant purchase agreement with the creditor.  See Note 10 to the consolidated financial statements contained herein for further description of the transaction.

On September 8, 2011, we issued 500,000 shares of our common stock in connection with consulting services previously provided.

Upon termination of employment, under the terms of our stock option agreements, employees are generally allowed a three-month grace period during which they may exercise options vested prior to termination of employment.  We extended the grace period on the vested options of certain employees when they terminated employment during the quarter ended September 30, 2011.  On July 1, 2011, we extended the grace period on options to purchase 275,000 shares of common stock to July 1, 2013.  On September 2, 2011, we extended the grace period on options to purchase 538,654 shares of common stock to August 31, 2012, and extended the grace period on options to purchase 52,500 shares of common stock to August 31, 2013.

As a result of convertible note, warrant and equity issuances previously described, we adjusted the exercise price and increased the number of shares underlying existing warrants to purchase common stock, issued to the investors in our May 2006, February 2007 and April 2008 equity financings pursuant to the antidilution provisions contained in the respective warrants.  All of the changes were to warrants held by existing warrant holders without additional consideration pursuant to the terms of the respective financings, and no commission or other remuneration was paid or given directly or indirectly to any person in connection therewith.  The changes to the existing warrants, as summarized in the table below, were exempt from registration under Section 3(a)(9) of the Securities Act.

			Before Event		After Event
Triggering Event		Financing	Shares Under Warrants	Exercise Price	Shares Under Warrants	Exercise Price	Increase in Shares Under Warrants

February 14, 2011 convertible note issuance	(1)	May 2006	2,816,855	$1.15	2,840,005	$1.14	23,150
and related warrants (Note 10) (4):	(2)	February 2007	17,794,023	2.04	18,545,515	1.96	751,492
	(3)	April 2008	9,565,964	1.00	9,642,966	0.99	77,002

April 7, 2011 common stock issuance to	(1)	May 2006	2,840,005	1.14	2,872,386	1.13	32,381
Buyer and related warrants (Note 6)(4):	(2)	February 2007	18,545,515	1.96	19,376,281	1.87	830,766
	(3)	April 2008	9,642,966	0.99	9,751,194	0.98	108,228

June 29, 2011 convertible note issuance and	(2)	February 2007	19,376,281	1.87	20,163,801	1.80	787,520
related warrants (Note 10) (4):	(3)	April 2008	9,751,194	0.98	9,850,433	0.97	99,239

July 15, 2011 convertible note issuance and	(2)	February 2007	20,163,801	1.80	20,752,694	1.75	588,893
related warrants (Note 10):	(3)	April 2008	9,850,433	0.97	9,902,252	0.97	51,819

August 31, 2011 convertible note issuance	(2)	February 2007	20,752,694	1.75	21,591,715	1.68	839,021
and related warrants (Note 10):	(3)	April 2008	9,902,252	0.97	10,041,442	0.95	139,190

(1)	The warrants issued to the investors in the May 2006 financing expired in May 2011.
(2)	The warrants issued to the investors in the February 2007 financing expire in August 2012.
(3)	The warrants issued to the investors in the April 2008 financing expire in April 2013.
(4)	In the third quarter of 2011, the calculations of the impacts of the triggering event were revised. The revised figures are reflected above.

Index

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

10.1
Fourth Amendment to Employment Agreement with W. John Short dated July 15, 2011 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 20, 2011)

10.2
Second Amendment to Employment Agreement with Leo Gingras dated July 15, 2011 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 20, 2011)

10.3
First Amendment to Employment Agreement with Jerry Dale Belt dated July 15, 2011 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 20, 2011)

10.4
First Amendment to Employment Agreement with Colin Garner dated July 15, 2011 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 20, 2011)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Calculation Label Document

101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Document

(1)
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

Dated: November 14, 2011

/s/ W. John Short
W. John Short
Chief Executive Officer

/s/ J. Dale Belt
Jerry Dale Belt
Chief Financial Officer