Form 10-K
period 2011-12-31
NUTRACEA
filed 2012-03-30
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).  YES ☐ NO ☒

As of June 30, 2011, the aggregate market value of our common stock held by non-affiliates was $30,685,837.

As of March 15, 2012, there were 204,626,939 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement for its annual meeting of shareholders, which Definitive Proxy Statement will be filed with the Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Index

PART I

ITEM 1. BUSINESS

Chapter 11 Reorganization

On November 10, 2009, NutraCea (the Parent Company) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the District of Arizona (the Bankruptcy Court), in the proceeding entitled In re: NutraCea, Case No. 2:09-bk-28817-CGC (the Chapter 11 Reorganization).  None of the Parent Company’s subsidiaries, including its Brazilian rice bran oil operation, Industria Riograndens De Oleos Vegetais Ltda (Irgovel), were included in the bankruptcy filing.  The Parent Company continued to manage its assets and operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court through the November 2010 plan effective date (see below).

On August 10, 2010, the Parent Company and the Official Unsecured Creditors Committee filed with the Bankruptcy Court an amended plan of reorganization (the Amended Plan) in accordance with the Bankruptcy Code calling for the payment in full of all allowed claims.  Creditors voted overwhelmingly in favor of the Amended Plan and, on October 27, 2010, the Bankruptcy Court entered its order confirming the Amended Plan.  The confirmation order became final on November 10, 2010, and the Amended Plan became effective on November 30, 2010 at which time the Company exited Chapter 11 proceedings.

In connection with the Chapter 11 Reorganization, we entered into a Senior Secured Super-Priority Debtor-In-Possession Credit and Security Agreement (DIP Credit Agreement) with Wells Fargo Bank N.A. (Wells Fargo) in November 2009 which was paid in full in 2010.

The liabilities subject to compromise existing at November 9, 2009 of approximately $7.0 million, became the Parent Company’s payment obligations under the Amended Plan when the Amended Plan became effective.  As of December 31, 2011, the portion of these obligations remaining unpaid of approximately $1.6 million is reflected as pre-petition liabilities in our balance sheet.  In January 2012, we made the final distributions to our general unsecured creditors.  We have met all of our creditor payment obligations related to the Chapter 11 process and all creditors under the Amended Plan have been paid 100% of all amounts due to them including interest.

General

NutraCea (“we”, “us”, “our”, or the “Company”), a California corporation, is a human food ingredient and animal nutrition company focused on the procurement, bio-refining and marketing of numerous products derived from rice bran.  We have proprietary and patented intellectual property that allows us to convert rice bran, one of the world’s most underutilized food sources, into a number of highly nutritious human food and animal nutrition products.  Our target markets are human food and animal nutrition manufacturers and retailers, as well as natural food, functional food and nutraceutical supplement manufacturers and retailers, both domestically and internationally.  We have developed a bio-refining approach to processing raw rice bran into various value added constituents such as stabilized rice bran (SRB), rice bran oil (RBO), defatted rice bran (DRB) and a variety of other valuable derivative products from each of these core products.

We have three reportable business segments: (1) Corporate; (2) USA, which manufactures and distributes SRB in various granulations along with other products derived from rice bran via proprietary and patented enzyme treatment processes; and (3) Brazil, which extracts crude RBO and DRB from rice bran, which are then further processed into a number of valuable human food and animal nutrition products.  The Corporate segment includes selling, general and administrative expenses including public company expenses, litigation, and other expenses not directly attributable to other segments.  No Corporate allocations are made to the other segments.  General corporate interest is not allocated.  For further information on segment results see Note 19 to the consolidated financial statements included herein.

The USA segment consists of two locations in California and two locations in Louisiana all of which can produce SRB. One of the two Louisiana SRB facilities, located in Lake Charles, has been idle since May 2009 (see Note 9 to the consolidated financial statements included herein).  The USA segment also includes our Dillon, Montana Stage II facility which produces RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB) and RiBalance (a complete rice bran nutritional package derived from further processing SRB).  The manufacturing facilities included in our USA segment have proprietary and patented processing equipment and technology for the stabilization and further processing of rice bran into finished products.  In 2011, 45.7% of USA segment revenue was from sales of human food products and 54.3% was from sales of animal nutrition products.

Index

The Brazil segment consists of our Irgovel operations located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human and animal food markets in Brazil and internationally.  Irgovel owns the largest rice bran processing facility in South America and is the only company in Latin America to produce edible RBO for human consumption. In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  DRB is sold in bulk as animal feed and compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market.  For 2011, Brazil segment revenue was derived 20.1% from sales of human food products, 50.5% from sales of industrial oils and 29.4% from animal feed and nutrition products.

Our combined company is a vertically integrated manufacturer, product developer, and marketer of products based on bio-refining rice bran for use in a broad range of human food and animal nutrition products.  We generated revenues of $37.0 million in 2011 compared to $33.4 million in 2010.  We reported a net loss of $10.9 million for 2011, a significant improvement from the net loss of $15.7 million reported for 2010.  We have domestic net operating loss carry forwards, or NOLs, in excess of $100 million for federal tax purposes that are available to offset future taxable income.  These NOLs expire at various dates from 2012 through 2031 (see Note 14 to the consolidated financial statements included herein).

RiSoluble and RiBalance are NutraCea registered trademarks. Irgovel is a NutraCea trade name.  In addition to our trade names and trademarks, we hold 23 issued patents and have several pending patents related to usage of and therapeutic endpoints for rice bran products and derivatives, including patents to a method to treat high cholesterol, to a method to treat diabetes and on a process for producing higher value fractions (HVF) from SRB (see Patents and Trademarks section below).

We downsized our corporate headquarters and overhead expenses significantly during the Chapter 11 process. As part of that process, in December 2009, we relocated our corporate offices to Scottsdale, Arizona, from the much larger and more expensive location in Phoenix, Arizona. We are currently located at 6720 N. Scottsdale Rd., Scottsdale, AZ 85253.  As of December 31, 2011, we occupy approximately 9,000 square feet of corporate office space in Scottsdale, and 28,000 square feet of laboratory, warehouse and production facilities in West Sacramento, California.  Additionally, we own SRB manufacturing facilities in Mermentau and Lake Charles, Louisiana and a Stage II production facility in Dillon, Montana. Two other rice bran stabilization facilities are co-located within supplier rice mills in Arbuckle and West Sacramento, California.  Our Irgovel subsidiary is comprised of several facilities on approximately 19 acres in Pelotas, Brazil.  These facilities include a plant for extraction of RBO from rice bran, RBO refining processes, compounded animal nutrition manufacturing, consumer RBO bottling, distilled fatty acid manufacture and support systems including steam generation, maintenance, administrative offices and a quality assurance laboratory.  Our Irgovel facility is currently undergoing a major expansion that is expected to be completed in the third quarter of 2012.

History

We originally incorporated on March 18, 1998, in California, as Alliance Consumer International, Inc. and beginning in December 2001 were operating as NutraStar Incorporated.  In October 2003, NutraStar Incorporated changed its name to “NutraCea” and the common stock began trading on the OTCBB.  Our common stock is currently trading over-the-counter under the symbol “NTRZ.”

In October 2005, we acquired The RiceX Company (RiceX) in a merger transaction with RiceX surviving the merger as our wholly-owned subsidiary.  In the merger, the shareholders of RiceX received shares of our common stock in exchange for 100% of the shares of RiceX common stock.  Our acquisition of RiceX provided us with our first SRB manufacturing plant in West Sacramento, California, and our Stage II facility in Dillon, Montana.

In December 2007, we formed Rice Rx, LLC, and Rice Science, LLC, in which we held a 50% and 80% interest, respectively, at December 31, 2010.  We formed Rice Rx, LLC and Rice Science, LLC with a partner, to develop, acquire, and commercialize certain SRB isolates.  Effective in March 2011, Rice Rx LLC and Rice Science, LLC became our wholly-owned subsidiaries.

In February 2008, we acquired Irgovel, our rice bran oil processing plant in Pelotas, Brazil.  In January 2011, we sold approximately 35.6% of our ownership of Nutra SA LLC, the 100% owner of Irgovel, to AF Bran Holdings-NL LLC and AF Bran Holding LLC  (collectively Alothon) (see Note 5 to the consolidated financial statements included herein).  During the remainder of 2011, Alothon exercised its right to acquire additional membership interests in Nutra SA and at December 31, 2011 held a 49.0% interest.

Products & Industry Background

NutraCea has developed a bio-refining approach to processing rice bran, which is the portion of the rice kernel that lays beneath the hull (also known as the husk) and envelopes the endosperm (white rice).  Rice bran contains about 65% of the nutritional value of rough rice.  However, without stabilization, the nutritional value of rice bran is lost shortly after the milling process.  This is due to the lipase enzyme-induced rancidity that is activated during the rice milling process.  Without stabilization, this nutrient rich resource – rice bran - has historically been sold as low value animal feed or disposed of as waste.

Index

In our rice bran bio-refining processes, we first stabilize the rice bran and then sequentially extract core and derivative products from rice bran with the goal of converting feed to food to nourish a global population expected to grow from 7 billion people at the end of 2011 to more than 9 billion people by 2050.  Application of our bio-refining approach has enabled us to develop a variety of nutritional food products, including our primary products SRB, RBO and DRB.  Our customers include major global companies that produce, market and sell products into the following domestic and international market sectors - consumer food products, animal nutrition, functional food ingredients, nutritional supplements and healthcare.

In the SRB bio-refining stream, we use proprietary and patented machinery and technologies to deactivate the lipase enzyme and stabilize the rice bran while preserving the nutritional value of the bran, giving it a minimum shelf life of one year and allowing for further processing of derivative products.  Other competing stabilization processes have the ability to inactivate the lipase enzymes to various degrees and therefore provide some level of stability.  However, unlike these other competing processes, the NutraCea SRB stabilization process thoroughly inactivates these enzymes leading to extended shelf stability while preserving the large array of antioxidants and other nutrients found in raw rice bran.  We believe our SRB equipment and related stabilization technology is the best available globally.

In the RBO bio-refining stream, the process begins with a non-proprietary stabilization process followed by the extraction of RBO, leaving DRB as the initial co-product.  The RBO extraction process utilized at our Brazilian facility uses a solvent extraction process to separate the oil from the raw rice bran resulting in crude RBO and DRB.  Rice bran oil (RBO) is a vegetable oil that has many uses. In crude form, it has multiple industrial and animal nutrition applications.  Additional refinement of the oil can involve degumming, neutralization, bleaching, de-waxing and deodorizing.  This subsequent refining process yields a variety of valuable human food and animal nutrition products including distilled fatty acids and other high value products.  Refined to human edible grade level, RBO becomes a high quality cooking oil and human food ingredient.

In the DRB bio-refining stream, the core product is used as animal feed and sold in bulk form.  In addition, DRB can be compounded with other ingredients such as corn and soy to produce high quality, branded animal nutrition products sold under the Irgovel brand in Brazil.  Further processing of DRB produces a human food ingredient that has functional properties in baked goods and meats as well as use in frying applications that result in reduced oil uptake.  We believe that bio-refining of DRB is one of several processes with potential for concentrating protein from rice bran.

By definition, nutraceuticals are products from natural sources that have biologically therapeutic effects in humans and animals. NutraCea’s overall bio-refining approach produces core products (SRB, RBO and DRB) that are good sources of these compounds.  Such compounds would include vitamins, antioxidants, polyphenols, phytosterols, oryzanols, macro and trace minerals, tocotrienols - a highly potent antioxidant form of vitamin E, and gamma-oryzanol, which is found in significant amounts in rice bran.  Among other things, these compounds act as potent antioxidants.  SRB and its derivatives also contain high levels of B-complex vitamins and beta-carotene, a vitamin A precursor.  SRB also contains high levels of carotenoids and phytosterols, a balanced amino acid profile and soluble and insoluble fiber which promote colon health.

As the market becomes more aware of the value of our ingredients and proprietary formulations we believe demand for our products will increase materially.  Since SRB, RBO and DRB are approved food products, we believe that their benefits can be obtained through multiple avenues as food products, dietary supplements and nutricosmetics.  Many nutrition and health professionals have taken an interest in our nutritional ingredients as a means of offering alternative or complementary approaches for maintaining a healthy and active lifestyle. The health benefits of our products have been demonstrated through extensive research and clinical studies, and we are committed to supporting evidence-based studies that demonstrate the nutritional and health benefits of our products.

Detailed explanations and product sheets with specifications for our complete product range are available on our websites at www.nutracea.com and www.irgovel.com.br.

The Importance of Rice

Rice is the staple food for approximately 70% of the world’s population, and is the staple food source for several of the world’s most populous countries.  Asia accounts for roughly 85% of global rice production, with its primary producer being China.  China is the world’s number one rice producer, outputting approximately 190 million metric tons of paddy rice annually.  Globally, the United States ranks about 12th in production of rice at approximately 9 million metric tons annually.  World rice production constitutes more than one quarter of all cereal grains produced worldwide.  The United States accounts for less than 2% of the world’s rice production.  The vast majority of world rice tonnage (approximately 90%) is produced in 13 countries with aggregate populations of 3.2 billion people (according to the USA Rice Federation, Rice Notes).  Approximately 75% of all rice production occurs in China, India, South East Asia, Africa and South America.  Combined, these regions have a population of 2.3 billion people (nearly 50% of the world’s population), and an average per capita gross domestic product of $2,000 (less than one tenth of the U.S. average).

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

Rice Processing and Rice Bran Stabilization

When harvested from the field, individual rice kernels are stored in common receiving locations such as farm silos for future delivery to grain dryers or area rice mills.  At this stage, large quantities of individual rice kernels are collectively called “paddy rice”, or “rough” rice.  In this form, the rice kernel is fully enveloped by the rice hull, which serves as a protective cover, shielding the inner rice kernel from damage.

After storage and drying, if necessary, paddy rice is cleaned of foreign material (scalping, de-stoning and aspiration) just before it enters the first stage of milling, or paddy husking.  In the paddy husker, the hull is removed from rough rice by differential speed rubber rollers.  Loosened hulls are carried off by aspiration.  After husking, a paddy separator uses a reciprocating motion to separate normal brown rice kernels (caryopsis) from unhusked kernels which are returned to the paddy husker.

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

Raw rice bran collected from the milling process is composed of rice germ and several sub-layers (pericarp, testa, nucellus and aeurone) surrounding the white starchy endosperm.  Commercial rice bran makes up approximately 10% of rough rice by weight.  Rice germ, an especially nutrient rich material, makes up approximately 10% of commercial rice bran by weight.

As brown rice is milled into white rice, the oils present in raw rice bran come into intimate contact with native lipase enzymes that are naturally present in the rice kernel.  These lipase enzymes initiate a rapid hydrolysis of the oil, converting oils (triglycerides) into monoglycerides, diglycerides and free fatty acids (FFA).  As the FFA content builds in raw rice bran, the bran becomes unpalatable and off flavors (rancidity) begin to develop.  If left unchecked, enzymatic degradation at normal room temperatures can increase the FFA levels to 5-8% within 24 hours and can continue at a rate of approximately 4-5% per day thereafter.  Enzymatic degradation is the most serious form of degradation of raw rice bran.  Rice bran stabilization is the process of carefully deactivating native enzymes to prevent the increase of FFA otherwise caused by lipase enzyme activity.  Stabilization is critical in the preservation of the nutritional value of the bran, an important nutrient source that is largely used as animal feed or otherwise wasted.

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

The Stabilization Process

The NutraCea stabilization process uses proprietary innovations to create a combination of temperature, pressure and other conditions necessary to thoroughly deactivate enzymes without significantly damaging the structure or nutrient content of bran.  This means that higher value compounds in bran, such as oils, proteins and phytonutrients are left undamaged and are available for utilization.  Our process does not use chemicals to stabilize raw rice bran.

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

Index

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

The Bio-Refining Process

In the bio-refining process, raw bran is obtained from a number of rice mills and transported to a facility within which it is first stabilized via extrusion and then solvent extracted to produce crude RBO and DRB.  Crude RBO is subsequently processed in a number of steps designed to sequentially remove non-oil constituents.  The final outcome of these steps is a highly refined, edible RBO that has superior flavor and functional properties.  In addition, the various co-products of crude RBO processing, distilled fatty acids for example, are refined and sold as products in their own right.  DRB is finely ground and packaged for use as a versatile food ingredient in many applications.  DRB may also be compounded with other ingredients such as a vegetable proteins, carbohydrates, vitamin premixes and minerals to produce an array of nutritionally targeted animal feeds for various species.  The bio-refining process is being continuously researched as we examine the technical and commercial feasibility of producing additional products derived from both RBO and DRB.

Benefits of NutraCea SRB, DRB and Rice Bran Oil

Stabilized Rice Bran (SRB) is a rich source of protein, oil, vitamins, antioxidants, dietary fiber and other nutrients.  The approximate composition and caloric content of NutraCea SRB is as follows:

Fat	18-23%
Protein	12-16%
Total Dietary Fiber	20-30%
Soluble Fiber	2-6%
Moisture	4-8%
Ash	6-14%
Calories	3.2 kcal/gram

Rice bran is unique in the plant kingdom.  Its protein is hypoallergenic and contains all of the essential amino acids, the necessary building blocks of protein in the body.  Rice bran contains approximately 15-20% oil, which has a favorable fatty acid composition and excellent heat stability.  Rice bran oil contains essential fatty acids and a broad range of nutraceutical compounds that have been demonstrated to have therapeutic properties.

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

Index

Business Strategy

Our goal is to become a significant global producer and marketer of SRB, DRB, RBO and their derivatives.  We produce these products in manufacturing facilities we own or through other arrangements (see Supply and Manufacturing section below).  We intend to vigorously protect our process and products through both trade secret protection and through patent and trademark protection (see Patents and Trademarks section below). We believe that clinical support for SRB, RBO and DRB products will further enhance the value of our products as nutraceuticals and functional food ingredients.  Finally, we intend to aggressively market our products in multiple market segments including human food ingredients, nutraceuticals, animal nutrition and functional foods and beverages. In pursuit of these goals, we have focused and will continue to focus our marketing and development efforts worldwide.

Sales and Marketing

As of December 31, 2011, we have a senior vice-president of sales, a vice-president of human nutrition sales and five domestic sales representatives.  In addition, we have exclusive and non-exclusive distributor relationships with distribution and channel partners in several major markets around the world.  In September of 2011, we entered into an exclusive, co-branded distribution agreement with BENEO-Remy N.V. (Beneo) covering our SRB products in Western Europe, Middle East, Africa, Russia, Turkey, India, Australia and New Zealand, among other markets.  That agreement grants rights to distribute other NutraCea products in those same markets on a non-exclusive basis.

In addition, because of the potential significance for SRB and DRB inclusion in meat and poultry, we have engaged specialized meat and poultry consultants in the U.S. to assist in meat and poultry application research and development, make potential qualified customer introductions, provide marketing support and conduct customer training programs.  In addition, we have enlisted the services of a strategic protein application expert from Europe to help research and establish manufacturing processes, identify new SRB and DRB meat applications, and assist our international distributors in key international markets.

During 2011, approximately 14.6% of revenues from the USA segment were to regions outside of the United States while approximately 27.2% of our Brazil segment revenues were to regions outside of Brazil.

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

NutraCea SRB, DRB, RBO and derivatives are economical, natural food products that contain a unique combination of oil, protein, carbohydrates, vitamins, minerals, fibers, and antioxidants that enhance the nutritional value of popular consumer products.  Foods that are ideally suited for the addition of NutraCea SRB and DRB to their products include processed meats, cereals, baked goods, breadings, and batters.  The inclusion of DRB in breadings and batters results in a reduction in oil uptake, higher moisture retention, improved nutritional profiles, and reduced costs.

In 2008, we received USDA/FSIS approval to include SRB and DRB as enhancers in meat products such as meat and poultry sausages that contain binders, nugget-shaped patties, meatballs, meatloaf, and meat and poultry patties.  Our products replace functional ingredients like soy protein isolate, soy protein concentrate, modified food starch, pea protein and mustard flour at a significantly reduced cost.  With strong application benefits such as reduced cost per unit, increased product yield, and reduced purge, our SRB has a strong marketing position in the US meat market and an even stronger position outside the US where non-meat ingredients make up a larger percentage of meat products.

Nutraceuticals

Nutraceuticals are plant-derived substances with pharmaceutical-like properties, including vitamins and dietary supplements.  Our products can be used to provide certain specific nutrients or food components (including antioxidants, oryzanols, vitamin E, vitamin B, and fiber) and general nutritional supplementation.  Our ingredient products are primarily sold to consumer nutrition and healthcare companies, nutritional supplement retailers, and multi-level personal product marketers.

Animal Nutrition

Our SRB and DRB are marketed as feed ingredients in the U.S. and international animal nutrition markets.  Our SRB and DRB are used as equine feed ingredients and have proven to provide a safe, all natural energy source which assists in lowering glycemic response, improving stamina through being a ready available low starch energy component, and improving overall coat bloom through its essential fatty acid and amino acid profiles.  Show and performance horses represent the premium end of the equine market and are a key target for our animal nutrition products.

Index

In our Brazil segment, we also blend DRB with other ingredients to produce a variety of feed formulations targeted to certain animal species such as horses, beef cattle, dairy cows, pigs and sheep.

Rice Bran Oil Processing Derivatives

Raw rice bran contains approximately 15-20% oil.  Through a solvent extraction process, the oil is removed from bran resulting in crude RBO and defatted rice bran (DRB).  Crude RBO is further refined to a finished grade edible oil that is primarily sold as a high end vegetable oil for cooking, as well as a human food ingredient for various products.  Virtually every refining step produces valuable co-products that are of great interest to industrial customers.  One of the more important co-products is known as distilled fatty acids which are being sold to several industrial customers.  In early 2012, we plan to dry wet gums to produce food grade lecithin, which will be unique in that it is free of genetically modified organisms (GMOs) and non soybean based.  We continue to expand our marketing of RBO both domestically in Brazil and globally.  We estimate that the global market for vegetable oils is approximately 160 million tons annually and will continue to grow as the world’s underdeveloped society’s move towards westernized eating habits and populations increase in general.

Private Label

Through March 2010, we manufactured and marketed private label baby cereal to retail in the US and abroad.  We entered into the private label baby cereal market to utilize excess capacity at our Dillon, Montana facility.  In March 2010, we sold the cereal business to a major competitor.  In addition, we sold the cereal production equipment located in our idle Phoenix, Arizona facility to this same buyer.  These sales were completed during our Chapter 11 Reorganization with proceeds used to reduce bank debt and fund our ongoing business operations.  Our decision to exit the baby cereal business was a strategic move away from a non-core business.  As a term of the sale, we are prohibited from re-entering the baby cereal segment or assisting others in doing the same.

Customers

In 2011, three customers accounted for 42% of USA segment revenues.  In our Brazil segment, one customer accounted for 25% of segment revenues.  Although the loss of a customer could have a material adverse effect on our revenues and results of operations, we continue to diversify our customer base in an attempt to mitigate the concentration of customers.  Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable and notes receivable.  We perform ongoing credit evaluations on our customers’ financial condition and generally do not require collateral.

Supply and Manufacturing

Initial production of SRB

In the U.S. we purchase raw rice bran from three suppliers.  These include Farmers’ Rice Cooperative in West Sacramento, California, ADM Rice in Arbuckle, California, and Louisiana Rice Mill in Mermentau, Louisiana.  The plant located adjacent to Farmers’ Rice Milling Company in Lake Charles, Louisiana is idle.  Pursuant to our agreements, our stabilization machinery is physically located within or adjacent to the rice processing plants and the rice bran is directly transferred to our machinery for stabilization without the need for shipping.  The relationship with the rice mills are symbiotic, as the rice manufacturer searches for raw rice bran marketing channels while we have ready access to raw bran.  We believe suitable alternative supply arrangements are available if needed.

Stage II Production of SRB

Based on product demand, we ship SRB from one of our California facilities to our plant in Dillon, Montana for further processing into NutraCea RiSolubles, NutraCea RiBalance and NutraCea RiFiber.  We have equipment at the Dillon, Montana facility with capacity to produce 5,000 tons per year of NutraCea RiSolubles and NutraCea RiFiber.

Every human food product that we manufacture is produced under published FDA and USDA regulations for “Good Manufacturing Practices.”  We have extensive processes and programs to oversee product quality.  Product samples for each product code are frequently analyzed for adherence to a predetermined set of product microbiological and attribute specifications and each lot is released only when it demonstrates its compliance with specifications.

Production of RBO and DRB

In Brazil, we purchase raw and par-boiled rice bran from a number or rice mills located short distances from our processing facility in Pelotas.  Timing of delivery for raw bran to an RBO bio-refinery is not as stringent as for an SRB bio-refining process, although we make every effort to process bran as soon after milling as possible to maintain the quality of our crude RBO.  We currently process a relatively small percentage of the raw rice bran available in the adjacent rice growing regions in Brazil and contiguous rice growing regions of Uruguay and Argentina.

Index

Results of Trials and Scientific Research

The beneficial attributes of SRB, including the RiSolubles and RiFiber nutritional supplements, have been studied and reported by several laboratories, including Medallion Laboratories, Craft’s Technologies, Inc., Southern Testing & Research Laboratories, and Ralston Analytical Laboratories.  We have no affiliation with any of the laboratories that performed these studies but did pay for certain portions of these studies.  These analyses have verified the presence of antioxidants, polyphenols, and phytosterols, as well as beneficial macro and trace minerals, in our SRB products.  Antioxidants are compounds which scavenge or neutralize damaging compounds called free radicals.  Polyphenols are organic compounds which potentially act as direct antioxidants.  Phytosterols are plant-derived sterol molecules that help improve immune response to fight certain diseases.

A 57-subject clinical trial conducted by Advanced Medical Research, with our funding, suggested that consumption of our RiSolubles nutritional supplements may lower blood glucose levels of type 1 and type 2 diabetes mellitus patients and may be beneficial in reducing high blood cholesterol and high blood lipid levels.  If warranted, we may develop products which address the use of SRB products as medical foods for, and to potentially make health benefit claims relating to, the effects of dietary rice bran on diabetes and cardiovascular disease.

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

In December 2007, we formed Rice Science, LLC (RS), a Delaware limited liability company, with Herbal Science Singapore PTe. Ltd. (HS) to develop nutraceutical extracts and pharmaceutical chemistries from our SRB.  HS utilizes sophisticated methodologies in the identification and isolation of specific biologically active compounds that have been tested for effectiveness against specific disease conditions. In March 2011, our partnership with HS ended with NutraCea acquiring the membership interest formerly owned by HS, leaving RS as our wholly owned subsidiary.  We are hopeful that the research already performed will result in biologically active SRB extracts for use in the nutraceutical and functional food industry.

In 2008, RS conducted a significant amount of research.  The initial thrust of this work was the development of extracts from SRB that would be effective in addressing inflammation and pain.  A number of SRB extracts have been tested with two identified as having significant in vitro activities.  A blend of these two extracts was created to produce a third extract that exhibits a high level of in vitro inhibition of Cox 1, Cox 2 and Lox 5 enzymes.  This extract was used in a pharmacokinetic study to determine uptake kinetics of key bioactives into human serum.  Results indicated that the bioactive compounds were rapidly assimilated.  Our next step is to conduct a human clinical trial.  A number of active compounds were identified and modeled.  RS filed patent applications for the extracts along with each of the specific active compounds.

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

Patents and Trademarks

NutraCea has been assigned eight U.S. patents relating to the production or use of Nutraceutical or HVF products.  The patents are:

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

Index

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

In addition to the previously identified issued U.S. patents, we have been issued fifteen additional International patents covering these subject areas:

1.	Patent number 71377 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA” which issued by Singapore March 28, 2002.

2.	Patent number 751704 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA” which issued by Australia December 5, 2002.

3.	Patent number 503648 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA” which issued by New Zealand February 3, 2003.

4.	Patent number 2,305,665 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA” which issued by Canada July 16, 2003.

5.	Patent number 2,454,658 “METHODS FOR TREATING JOINT INFLAMMATION, PAIN AND LOSS OF MOBILITY” which issued by Canada.

6.	Patent number 232655 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA” which issued by Mexico December 6, 2003.

7.	Patent number 583211 “A METHOD FOR TREATING DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA” which issued by Korea May 18, 2006.

8.	Patent number 2002315558 “METHODS FOR TREATING JOINT INFLAMMATION, PAIN AND LOSS OF MOBILITY” which issued by Australia October 18, 2007.

9.	Patent number 221444 “DIABETIC FOOD KIT COMPRISING ENZYME TREATED STABILIZED RICE BRAN DERIVATIVE” which issued by India June 23, 2008.

10.	Patent number 233702 “METHOD FOR TREATING HYPERCHOLESTEROLEMIA, HYPERLIPIDEMIA, AND ATHEROSCLEROSIS” which is issued by India April 2, 2009.

11.	Patent number 286309 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA” which issued by Mexico May 4, 2011.

12.	Patent number 98810675.2 “SUPPORTIVE THERAPY FOR DIABETES, HYPERGLYCEMIA AND HYPOGLYCEMIA” which issued by China July 16, 2003.

13.	Patent number UK 141966 “METHODS FOR TREATING JOINT INFLAMMATION, PAIN AND LOSS OF MOBILITY” which issued by the United Kingdom September 23, 2009.

14.	Patent number EU 141966 “METHODS FOR TREATING JOINT INFLAMMATION, PAIN AND LOSS OF MOBILITY” which issued by Europe September 23, 2009.

15.	Patent number HK 1065943 “METHODS FOR TREATING JOINT INFLAMMATION, PAIN AND LOSS OF MOBILITY” which issued by Hong Kong June 4, 2010.

Index

We have 15 pending patent applications.  We intend to apply for additional patents in the future as new products, applications and data become available.

Our bio-refining and related stabilization activities are an adaptation and refinement of standard food processing technology applied to rice bran.  We have chosen to treat our methods and processes as a trade secret and not to pursue process or process equipment patents on the original processes.  However, process improvements will be reviewed for future patent protection.  We believe that the unique products, and their biological effects, resulting from our SRB are patentable.

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

Government Regulations

The U.S. Food and Drug Administration (FDA), The U.S. Department of Agriculture (USDA), and The Federal Trade Commission (FTC) are the Government entities that regulate the manufacture, marketing and advertizing of our products sold in the U.S.

The FDA enforces Federal Food Drug and Cosmetic Act (FFDCA) and Dietary Supplement Health and Education Act (DSHEA) regulations as they pertain to foods, food ingredients and dietary supplement production and marketing. The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements, including the power to seize adulterated or misbranded products or unapproved new drugs, to request product recall, to enjoin further manufacture or sale of a product, to issue warning letters, and to institute criminal proceedings.  In the future, we may be subject to additional laws or regulations administered by the FDA or other regulatory authorities, the repeal of laws or regulations that we might consider favorable or more stringent interpretations of current laws or regulations.  We are not able to predict the nature of such future laws or regulations, nor can we predict the effect of such laws or regulations on our operations.  We may be required to reformulate certain of our products, recall or withdraw those products that cannot be reformulated, keep additional records, or undertake expanded scientific substantiation.  Any or all of such requirements could have a material adverse effect on our business and financial condition.

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

The U.S. Department of Agriculture retains jurisdiction over meat products and food ingredients intended for use in meats.  Therefore, the use of SRB and DRB as meat enhancers is regulated by this agency.  Both SRB and DRB have USDA approval for use in meat products.

In addition to the foregoing, our operations will be subject to federal, foreign, state, and local government laws and regulations, including those relating to zoning, workplace safety, and accommodations for the disabled, and our relationship with our employees are subject to regulations, including minimum wage requirements, anti-discrimination laws, overtime and working conditions, and citizenship requirements.

We believe that we are in substantial compliance with all material governmental laws and regulations.

Index

Competition

Although we believe that we are the only company to produce stabilized all natural rice bran with a shelf life of over one year, we compete with other companies attempting to stabilize rice bran, as well as companies producing other food ingredients and nutritional supplements.  We believe that our only significant competitors currently for rice bran products for feed applications are Producer’s Rice Mill, located in Stuttgart, Arkansas and Harvest Rice Milling, in McGehee, Arkansas.  We are also aware of one small scale producer of food ingredient SRB in Italy, Riso Scotti.  We believe that our major nutritional supplement competitors include producers of isolated soy protein, wheat bran and oat bran, particularly in the functional food ingredients market segment.

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

Research and Development Expenditures

In 2011, we signed a joint research and development agreement with DSM Innovation Center, a subsidiary of Royal DSM N.V., aimed at extracting and concentrating protein from rice bran.  This project is the major focus of our research and development efforts in 2011.  Although expenditures in 2011 and 2010 were not significant, we expect to continue research and development expenditures to establish the scientific basis for health claims of existing products and to develop new products and applications based on future cash availability.

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

Employees

As of December 31, 2011, the USA and Corporate segments had 39 domestically located employees. The Brazil segment had 234 employees.  Our employee count may change periodically.  From year to year we experience normal variable labor fluctuation at our production facilities.  We believe relations with our employees are good.  None of our employees are covered by collective bargaining agreements.

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

Index

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.  Investors or potential investors in our stock should carefully consider the risks described below.

Risks Related to Our Business

Our significant losses and negative cash flow raise questions about our ability to continue as a going concern.

Our net cash used in operating activities was approximately $9.2 million and $6.5 million in 2011 and 2010.  We cannot assure you that we will be able to achieve revenue growth, profitability or positive cash flow, on either a quarterly or annual basis, or that profitability, if achieved, will be sustained.  No adjustments have been made to the financial statements that might result from the outcome of this uncertainty.  If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives such as re-filing for bankruptcy, pursuing dissolution and liquidation or seeking to merge with another company or sell all or substantially all of our assets.  Because of our recurring losses and negative cash flows from operations, the audit report of our independent registered public accountants on our consolidated financial statements for 2011 contains an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We have not yet achieved positive cash flows.

We have not generated a positive cash flow from operations continuously period to period since commencing operations.  We continue to assess the business to identify core and non-core assets.  To raise additional cash funding we may be required to sell non-core assets and/or business units.  Additionally, we will need to reduce operating expenses and increase cash flow to fund current operations in our SRB segment if we are not able to fund these operations by raising capital.

Our ability to meet long-term business objectives likely will be dependent upon our ability to raise additional financing through public or private equity financings, establish increasing cash flow from operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund long-term operations.  There is no assurance that external funds will be available on terms acceptable to us in sufficient amount to finance operations until we do reach sufficient positive cash flow.  Any issuance of securities to obtain such funds would dilute percentage ownership of our shareholders.  Such dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock.  Incurring additional debt may involve restrictive covenants and increased interest costs that will strain our future cash flow.  If we are unable to obtain sufficient financing, we may need to delay, scale back or eliminate some or all of our product development and marketing programs, eliminate or restructure portions of our operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives including dissolution and liquidation or seeking to merge with another company or sell all or substantially all of our assets.

We have generated losses in every quarter except for the second and third quarters of 2006.

Since we began operations in February 2000, we have incurred losses in each reporting period except for the second and third quarters of 2006.  There can be no assurance that we will be able to achieve or maintain profitable operations.  If our losses continue, our liquidity may be severely impaired, our stock price may fall and our shareholders may lose all or a significant portion of their investment.

We have identified material weaknesses in our internal control over financial reporting at our Brazilian subsidiary.  Additionally, we may identify material weaknesses in the future that could adversely affect investor confidence, impair the value of our common stock and increase our cost of raising capital.

We assessed the effectiveness of our disclosure and internal controls and procedures as of December 31, 2011.  We identified material weaknesses in our internal controls over financial reporting at our subsidiary in Brazil.  As a result of these material weaknesses, our chief executive officer and our chief financial officer concluded that our disclosure and internal controls and procedures were not effective at a reasonable assurance level as of December 31, 2011.  We have taken and are continuing to take steps to remediate the material weaknesses in our internal control over financial reporting.  There can be no assurance as to how quickly or effectively our remediation steps will remediate the material weaknesses in our internal control over financial reporting or that additional material weaknesses will not be identified in the future.

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

In connection with the Chapter 11 Reorganization, we were required to prepare financial projections to demonstrate the feasibility of the Amended Plan and our ability to continue operations upon emergence from bankruptcy, which occurred on November 30, 2010.  The financial projections, which were included in the disclosure statement approved by the Bankruptcy Court, reflected numerous assumptions concerning anticipated future performance and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize.  Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks.  Our actual results will vary from those contemplated by the projections for a variety of reasons.  The projections have not been incorporated by reference into this report and neither those projections nor any version of the disclosure statement should be considered or relied upon in connection with any investment decision concerning our common stock.

There are significant market risks associated with our business.

We have formulated our business plan and strategies based on certain assumptions regarding the size of the rice bran market, our anticipated share of this market, the estimated price and acceptance of our products and other factors.  These assumptions are based on our best estimates, however there can be no assurance that our assessments will prove to be correct.  Any future success may depend upon factors including changes in the dietary supplement industry, governmental regulation, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of production, supplies, personnel, equipment, and reduced margins caused by competitive pressures.  Many of these factors are beyond our control.

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

An important component of our business strategy is to build rice bran stabilization and rice bran oil facilities in foreign countries and to market and sell our products internationally.  For example, we have an operation in Brazil which manufactures rice bran oil.  There are risks in operating facilities in developing countries because, among other reasons, we may be unable to attract sufficient qualified personnel, intellectual property rights may not be enforced as we expect, and legal rights may not be available as contemplated.  Should any of these risks occur, our ability to expand our foreign operations may be materially limited and we may be unable to maximize the output from these facilities and our financial results may decrease from our anticipated levels. The inherent risks of international operations could materially adversely affect our business, financial condition and results of operations.  The types of risks faced in connection with international operations and sales include, among others:

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

In 2011, three customers accounted for 42% of USA segment revenues.  In our Brazil segment, one customer accounted for 25% of segment revenues.  As of December 31, 2011, our top ten USA segment customers accounted for 67% of segment accounts receivables and 61% of segment revenues.  In our Brazil segment, our top ten customers accounted for 60% of segment accounts receivables and 50% of segment revenues

Although we continue to expand our customer base in an attempt to mitigate the concentration of customers, the loss of any one of these customers could have an adverse effect on our revenues and results of operations.

We may encounter difficulties in maintaining relationships with distributors and customers while enforcing our credit policies.

We define credit risk as the risk of loss from obligors or counterparty default.  Our credit risks arise from both distributors and consumers.  Many of these risks and uncertainties are beyond our control.  Our ability to forecast future trends and spot shifts in consumer patterns or behavior even before they occur are vital for success in today's economy.  In managing risk, our objective is to protect our profitability, but also protect, to the extent we can, our ongoing relationship with our distributors and customers.  However, as part of our credit risk policies, we occasionally must, among other things, cancel certain accounts, reduce credit limits and place cash only requirements for certain questionable accounts.  While these credit risk policies are critical for us to achieve US GAAP compliant revenue recognition, they may negatively impact our relationships with our distributors and customers, which could adversely affect our results of operations.

Index

The inability of our significant customers to meet their obligations to us may adversely affect our financial results.

We are subject to credit risk due to concentration of our trade accounts receivables and notes receivables.  As of December 31, 2011, two customers accounted for 43% of our $0.9 million in USA segment net accounts receivable and one debtor accounted for 100% of the $0.7 million in net note receivable.  In our Brazil segment, one customer accounted for 21% of our $2.8 million net accounts receivable.  The inability of our significant customers and obligors to meet their obligations to us, may adversely affect our financial condition and results of operations.

We rely upon a limited number of product offerings.

The majority of the products that we have sold through 2011 have been based on SRB produced at our US facilities and extracted rice bran oil from Irgovel, our Brazil facility.  Although we will market SRB as a dietary supplement, as an active food ingredient in other companies’ products, and in other ways, a decline in the market demand for our SRB products, as well as the products of other companies utilizing our SRB products, would have a significant adverse impact on us.

We are dependent upon our marketing efforts.

We are dependent on our ability to market products to animal food producers, food manufacturers, mass merchandise and health food retailers, and to other companies for use in their products.  We must increase the level of awareness of dietary supplements in general and our products in particular.  We will be required to devote substantial management and financial resources to these marketing and advertising efforts and there can be no assurance that it will be successful. Further, because of our low cash position, we may face difficulties maintaining a sales force sufficient to market our products as intended.

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

Index

We have financial performance obligations related to Irgovel.

Under the limited liability company agreement for Nutra SA LLC, Irgovel must satisfy certain financial performance requirements in order for us to maintain control over Irgovel.  Nutra SA LLC owns Irgovel.  The Parent Company and the investors in Nutra SA, LLC entered into the limited liability company agreement for Nutra SA LLC in connection with the investors purchasing membership interests in Nutra SA pursuant to a membership interest purchase agreement effective January 2011 (see Note 5 to the consolidated financial statements included herein).  These financial performance requirements include Irgovel’s satisfaction of revenue, earnings and net debt targets described in the membership interest purchase agreement.  If Irgovel fails to meet these financial requirements, we could lose management control over Irgovel’s operations, and management control would transfer to the other investors in Nutra SA LLC.  Any such change in management control would cause us to no longer consolidate Irgovel’s financial results with the Parent Company’s financial results. Instead, we would be required to account for Irgovel as an equity investment on our balance sheets.

We have a high concentration of credit risk.

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

Our success depends upon the efforts of our top management team, including the efforts of John Short (Chief Executive Officer), Dale Belt (Chief Financial Officer), Dave Hutchinson (Senior Vice President of Operations) and Colin Garner (Senior Vice President of Sales and Marketing).  Although we have written employment agreements with each of the foregoing individuals, except for Mr. Hutchinson, there is no assurance that such individuals will not die, become disabled, or resign.  In addition, our success is dependent upon our ability to attract and retain key management persons for positions relating to the marketing and distribution of our products.  There is no assurance that we will be able to recruit and employ such executives at times and on terms acceptable to us.

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

Risks Related to Our Stock

Our Stock Price is Volatile.

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future.  Our common stock trades on the OTCQB.  Our common stock is thinly traded and subject to volatility in price and demand.  The high and low closing sales prices of our common stock for the following periods were:

	Low	High

Year Ended December 31, 2011
Fourth Quarter	$0.10	$0.20
Third Quarter	0.13	0.19
Second Quarter	0.16	0.31
First Quarter	0.18	0.38

Year Ended December 31, 2010
Fourth Quarter	$0.10	$0.24
Third Quarter	0.08	0.13
Second Quarter	0.06	0.16
First Quarter	0.07	0.14

The market price of a share of our common stock may continue to fluctuate in response to a number of factors, including:

•	announcements of new products or product enhancements by us or our competitors;
•	fluctuations in our quarterly or annual operating results;
•	developments in our relationships with customers and suppliers;
•	the loss of services of one or more of our executive officers or other key employees;
•	announcements of technological innovations or new systems or enhancements used by us or our competitors;
•	developments in our or our competitors’ intellectual property rights;
•	adverse effects to our operating results due to impairment of goodwill;
•	failure to meet the expectation of securities analysts’ or the public;

Index

•	general economic and market conditions;
•	our ability to expand our operations, domestically and internationally;
•	the amount and timing of expenditures related to any expansion;
•	litigation involving us, our industry or both;
•	actual or anticipated changes in expectations by investors or analysts regarding our performance; and
•	price and volume fluctuations in the overall stock market from time to time.

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

As of March 15, 2012, we had 204,626,939 shares of common stock outstanding.  Additionally, as of March 15, 2012, approximately 206,133,110 shares of our common stock were issuable upon exercise or conversion of outstanding options, warrants and convertible debt.  The possibility that substantial amounts of our outstanding common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

Our outstanding options, warrants and convertible notes may dilute current shareholders.

As of March 15, 2012, there were outstanding options, warrants and convertible debt that are exercisable for a total of approximately 206,133,110 shares of our common stock.  Holders of these securities, and any subsequently issued options, warrants and convertible debt may exercise or convert these securities at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.  Moreover, while these securities are outstanding, our ability to obtain financing on favorable terms may be adversely affected.

The outstanding common stock warrants issued in our April 2008 and October 2008 financings and the convertible debts and common stock warrants issued in our two January 2012 financings contain antidilution provisions that cause the exercise prices and conversion prices of the warrants and convertible debt to decrease automatically if we issue shares of our common stock or securities convertible into shares of our common stock in a financing at prices below the exercise and conversion prices of these warrants and convertible debt.  These adjustments automatically cause the number of shares issuable upon exercise of these warrants and convertible debt to increase.  Any such adjustment would materially dilute the holders of our common stock.

We likely will need to raise funds through debt or equity financings in the future to achieve our business objectives and to satisfy our cash obligations, which would dilute the ownership of our existing shareholders and possibly subordinate certain of their rights to the rights of new investors.

We likely will need to raise funds through debt or equity financings in order to meet our current cash requirements and to complete our ultimate business objectives.  We also may choose to raise additional funds in debt or equity financings if they are available to us on terms we believe reasonable to increase our working capital, strengthen our financial position or to make acquisitions.  Our board of directors has the ability, without seeking shareholder approval, to issue convertible debt and additional shares of common stock or preferred stock that is convertible into common stock for such consideration as the Board of Directors may consider sufficient, which may be at a discount to the market price.  Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing shareholders, which could be substantial.  Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our common stock, including repayment of their investment, and possibly additional amounts, before any payments could be made to holders of our common stock in connection with an acquisition of the company.  Such preferred shares, if authorized, might be granted rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of our common stock.  Also, new investors may require that we and certain of our shareholders enter into voting arrangements that give them additional voting control or representation on our Board of Directors.

Index

The authorization and issuance of preferred stock may have an adverse effect on the rights of holders of our common stock.

Our board of directors, without further action or vote by holders of our common stock, has the right to establish the terms, preference, rights and restrictions and issue shares of preferred stock.  The terms of any series of preferred stock could be issued with terms, rights, preferences and restrictions that could adversely affect the rights of holders of our common stock and thereby reduce the value of our common stock.  The designation and issuance of preferred stock favorable to current management or shareholders could make it more difficult to gain control of our Board of Directors or remove our current management and may be used to defeat hostile bids for control which might provide shareholders with premiums for their shares.  We have designated and issued five series of preferred stock, no shares of which remain outstanding as of December 31, 2011.  We may issue additional series of preferred stock in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We maintain various facilities that are used for manufacturing, warehousing, research and development, distribution, and administrative functions.  These facilities consist of both owned and leased properties.  The following table summarizes the properties used to conduct our operations as of December 31, 2011:

Primary Segment	Location	Status	Primary Use

USA	West Sacramento, California	Leased	Warehousing, and administrative

USA	Mermentau, Louisiana	Owned	Manufacturing

USA	Lake Charles, Louisiana	Building – owned Land - leased	Manufacturing (idled since May 2009)

USA	Dillon, Montana	Owned	Manufacturing

Brazil	Pelotas, Brazil	Owned	Manufacturing, R&D and administrative

Corporate	Scottsdale, Arizona	Leased	Administrative – corporate offices

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

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Parent Company has not been served with any formal notices in regard to this matter so far.  To date, only Irgovel has received formal legal notice. In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration. As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of December 31, 2011 and 2010, the balance in the escrow account was $1.9 million and is included in restricted cash in the balance sheets.  There is an offsetting liability in accrued expenses in our consolidated balance sheets as of December 31, 2011 and 2010.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

Index

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the OTC Bulletin Board, a centralized electronic quotation service for over-the-counter securities, under the symbol “NTRZ”.  Our CUSIP No. is 67060N204.  The following table sets forth the range of high and low closing sales prices for our common stock for the periods indicated below.  The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	Low	High

Year Ended December 31, 2011
Fourth Quarter	$0.10	$0.20
Third Quarter	0.13	0.19
Second Quarter	0.16	0.31
First Quarter	0.18	0.38

Year Ended December 31, 2010
Fourth Quarter	$0.10	$0.24
Third Quarter	0.08	0.13
Second Quarter	0.06	0.16
First Quarter	0.07	0.14

Holders

As of March 15, 2012, there were approximately 277 holders of record and 11,300 beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock.  We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future. As of January 2011, cash provided by operations in our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA, LLC.  Pursuant to the terms of the senior convertible debenture that we issued in January 2012, we may not pay any dividends while the debenture is outstanding.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2011, we issued the securities described below without registration under the Securities Act.

Upon termination of employment, under the terms of our stock option agreements, employees are generally allowed a three-month grace period during which they may exercise options vested prior to termination of employment.  When an employee terminated on October 6, 2011, we extended the grace period on options to purchase 278,000 shares of common stock to September 30, 2013.

On October 7, 2011, we entered into a note and warrant purchase agreement.  Under the agreement we issued to the creditor convertible notes in the principal amount of $2.3 million, which are convertible into common stock at $0.20 per share and bear interest at an annual rate of 10.0%, and a warrant to purchase up to a total of 2,323,186 shares of common stock at an exercise price of $0.22 per share.  See Note 11 to the consolidated financial statements contained herein for further description of the transaction.

On December 14, 2011, we issued 135,000 shares of our common stock in connection with a consulting agreement.

On December 6, 2011, we issued an option to purchase 300,000 shares of common stock in connection with a consulting agreement at an exercise price of $0.20 per share with a ten year expiration date.  The option vests monthly in twelve installments beginning January 1, 2012.

Index

As a result of convertible note, warrant and equity issuances previously described, we adjusted the exercise price and increased the number of shares underlying existing warrants to purchase common stock, issued to the investors in our February 2007 and April 2008 equity financings pursuant to the antidilution provisions contained in the respective warrants.  All of the changes were to warrants held by existing warrant holders without additional consideration pursuant to the terms of the respective financings, and no commission or other remuneration was paid or given directly or indirectly to any person in connection therewith.  The changes to the existing warrants, as summarized in the table below, were exempt from registration under Section 3(a)(9) of the Securities Act.

		Before Event		After Event		Increase in
	Financing	Shares Under Warrants	Exercise Price	Shares Under Warrants	Exercise Price	Shares Under Warrants

(1)	February 2007	21,591,715	1.68	23,247,654	1.56	1,655,939
(2)	April 2008	10,041,442	0.95	10,360,057	0.95	318,615

(1)	The warrants issued to the investors in the February 2007 financing expire in August 2012.
(2)	The warrants issued to the investors in the April 2008 financing expire in April 2013.

Unless otherwise indicated above, the securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933.  All issuances above were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

Share Repurchases

We did not repurchase any of our common stock in 2011.

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

Executive Summary

2011 year was a transitional and important year in our history.  The restructuring efforts that began in 2009 under bankruptcy court protection were essentially completed in 2011.  In January 2011, we sold a minority interest in Nutra S.A., the Delaware holding company that owns our Brazilian subsidiary Irgovel. At the closing of that transaction, we made our first unsecured creditor payment as required by our court approved Amended Plan.  Throughout 2011, we made additional payments to creditors and met our obligations under the Amended Plan.  In January 2012, we made the final creditor payments due under the Amended Plan.  All unsecured creditors were paid in full and all obligations under the Amended Plan have been met.  This is an unusual and extraordinarily positive outcome for our company, our shareholders and our other stakeholders.

Another significant achievement occurred at the end of March 2011, when our public filings were brought current after nearly two years and the restatement of financial statements going back to 2006.  This was the result of a tremendous effort by many of our own people and our supporting professionals.

Index

We entered 2011 with the legal and administrative burdens associated with bankruptcy essentially behind.  This allowed a renewed focus on our core business.  We entered into two partner alliances in 2011.  In August 2011, we announced a joint research and development program with DSM Innovation Center, a subsidiary of Royal DSM N.V., targeted at extracting and concentrating protein from rice bran.  In September 2011, we signed an exclusive, co-branded international distribution agreement with BENEO-Remy covering the sale of our SRB in over forty countries in Europe, Middle East and Africa.  Finally, in December 2011, we entered into a long term, low interest financing arrangement subsidized by the Brazilian national development bank that will fund the completion of expansion projects at our Brazilian subsidiary, Irgovel, by mid 2012.

We are proud of the above achievements.  With a renewed focus on our core business segments, we feel that we are now positively positioned to grow our operations and move toward positive financial results.  Below, is a detailed discussion and analysis of our financial condition and results of operations.

Basis of Presentation and Going Concern

Although we have made significant improvements in the past year, we continue to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern.  Although we believe that we will be able to obtain the funds to operate our business, there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have taken steps in 2011 and 2010 to improve profitability and liquidity by reducing our U.S. based employee headcount at both the corporate and plant operations level.  In the ongoing effort to improve profitability, significant emphasis will be placed on growing revenues.  The growth of revenues is expected to include the following:

•	growth in existing markets for SRB, DRB and RBO,
•	aligning with strategic partners who can provide channels for additional sales of our products including rice oil extraction; and
•	implementing price increases.

In 2011, we issued shares of common stock and warrants to satisfy certain obligations in an effort to conserve cash.  In 2011, we also obtained funds from issuances of convertible notes.  The equity markets, however, have not been a significant source of funds during 2011 and 2010 due to our financial position, the state of the equity markets and our November 2010 emergence from bankruptcy.  Improving financial performance and equity market conditions may allow us to raise equity funds in the near future.  We intend to provide the necessary cash to continue operations through the monetization of certain assets, improved profitability and possible equity and/or debt financing transactions.  Some of these monetizations could result in additional impairment of asset values.  Asset monetization may include some or all of the following:

•	sale of certain facilities;
•	sale of a noncontrolling interest in one or more subsidiaries; or
•	sale of surplus equipment.

See Liquidity and Capital Resources section below for a discussion of actions taken and plans to improve liquidity.

Segments

We have three reportable business segments: (1) Corporate; (2) USA, which manufactures and distributes SRB in various granulations along with other products derived from rice bran via proprietary and patented enzyme treatment processes; and (3) Brazil, which extracts crude RBO and DRB from rice bran, which are then further processed into a number of valuable human food and animal nutrition products.  The Corporate segment includes selling, general and administrative expenses including public company expenses, litigation, and other expenses not directly attributable to other segments.  No Corporate allocations are made to the other segments.  General corporate interest is not allocated.

The USA segment consists of two locations in California and two locations in Louisiana all of which can produce SRB. One of the two Louisiana SRB facilities, located in Lake Charles, has been idle since May 2009 (see Note 9 to the consolidated financial statements included herein).  The USA segment also includes our Dillon, Montana Stage II facility which produces RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB) and RiBalance (a complete rice bran nutritional package derived from further processing SRB).  The manufacturing facilities included in our USA segment have proprietary and patented processing equipment and technology for the  stabilization and further processing of rice bran into finished products.  In 2011, 45.7% of USA segment revenue was from sales of human food products and 54.3% was from sales of animal nutrition products.

Index

The Brazil segment consists of our Irgovel operations located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human and animal food markets in Brazil and internationally.  Irgovel owns the largest rice bran processing facility in South America and is the only company in Latin America to produce edible RBO for human consumption.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  DRB is sold in bulk as animal feed and compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market.  For 2011, Brazil segment revenue was derived 20.1% from sales of human food products, 50.5% from sales of industrial oils and 29.4% from animal feed and nutrition products.

Results of Operations

Consolidated net loss attributable to NutraCea shareholders for 2011, was $10.1 million, or $0.05 per share, compared to $15.7 million, or $0.08 per share, for 2010.  The improvement of $5.6 million between years was primarily due to (i) a $0.6 million improvement in gross profit primarily as a result of higher revenues in the Brazil segment and associated plant efficiencies gained, (ii) the impact of incurring no reorganization expenses in 2011 as compared to $1.0 million in 2010, and (iii) a $3.7 million improvement in operating expenses.

Revenue and Gross Profit

Revenues (in thousands):

	2011	% of Total Revenues	2010	% of Total Revenues	Change	% Change
USA segment	$10,700	29.0	$12,239	36.7	$(1,539)	(12.6)
Brazil segment	26,257	71.0	21,139	63.3	5,118	24.2
Total revenues	$36,957	100.0	$33,378	100.0	$3,579	10.7

Consolidated revenues for 2011, were $37.0 million compared to $33.4 million in the prior year, an increase of $3.6 million, or 10.7%.  The $5.1 million, or 24.2%, increase in Brazil segment revenues offset the $1.5 million, or 12.6%, decline in USA segment revenues.

The USA segment revenue decline of $1.5 million is comprised of the following:
•	a decline in cereal product revenues and other revenues of $1.5 million due to the March 2010 sale of the cereal product related assets,
•	a decline in animal nutrition product revenues of $0.4 million on lower volume due to competitive pressures, offset by
•
an increase in human nutrition product revenues of $0.4 million, due to increased volumes from existing customers and the impact of price increases which took effect in the middle of the first and fourth quarters of 2011.

The Brazil segment revenues increased by $5.1 million, or 24.2%.  The increase is attributable to the overall favorable pricing environment and increased volume in animal feed and oil products.  Animal feed revenues benefited from higher prices in other commodity products like soy and corn, which are traditional animal feed sources.  Rice bran based products provide an alternative source of animal feed.  Oil revenues continue to benefit from current higher pricing trend in vegetable oil markets that began in the last quarter of 2010 and continued throughout 2011 before moderating slightly near the end of 2011.

Gross profit (in thousands):
	2011	Gross Profit %	2010	Gross Profit %	Change	Change in Gross Profit %
USA segment	$3,134	29.3	$4,374	35.7	$(1,240)	(6.4)
Brazil segment	4,437	16.9	2,586	12.2	1,851	4.7
Total gross profit	$7,571	20.5	$6,960	20.9	$611	(0.4)

Consolidated gross profit for 2011, was $7.6 million, compared to $7.0 million in 2010, an increase of $0.6 million.

Index

The 2011 USA segment gross profit percentage was negatively impacted by higher 2011 raw bran prices and the impact of recording depreciation on the Dillon, Montana facility in 2011.  Average raw bran prices have continued to rise throughout 2011 and as of December 31, 2011, were approximately 52% higher, on average, than prices as of the end of 2010.  These higher bran prices resulted in approximately a 7 percentage point decline in our USA segment gross profit.  To offset the higher raw bran cost, we implemented a price increase in the first quarter of 2011 for certain customers and additional sales price increases in the fourth quarter of 2011 to offset higher bran costs.  We also experienced USA segment margin erosion of 4 percentage points from the $0.5 million increase in depreciation expense recognized in cost of goods sold on the Dillon, Montana facility in 2011.  No depreciation was recognized on the facility in 2010 while the facility was an asset held for sale.

Brazil segment gross profit percentage improved from 12.2% to 16.9%.  The improvement in margin from the 24.2% increase in revenues and resulting improvement in plant efficiency was partially offset by the impact of lower margin shipping and handling revenue.  Revenue related to shipping and handling increased 77.6 % between 2011 and 2010 as international customer sales rose.  In addition, the shift in sales mix from fully refined oil to crude oil resulted in lower cost of goods sold.  Crude oil requires less production costs than refined oil.  In 2011, because of the favorable pricing environment in crude oil markets, a significant portion of production was sold as crude oil in comparison to 2010.

Operating Expenses (in thousands):

	2011
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$4,850	$4,921	$4,670	$14,441
Professional fees	1,703	113	1,106	2,922
Intersegment fees	(439)	-	439	-
Impairment of intangibles, property, plant and equipment	240	1,352	-	1,592
Recoveries from former customers	-	(1,800)	-	(1,800)
Total operating expenses	$6,354	$4,586	$6,215	$17,155

	2010
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$6,349	$5,571	$4,075	$15,995
Professional fees	1,442	103	482	2,027
Intersegment fees	-	-	-	-
Impairment of intangibles, property, plant and equipment	-	1,900	-	1,900
Loss on disposal of property, plant and equipment	-	943	-	943
Total operating expenses	$7,791	$8,517	$4,557	$20,865

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,499	$650	$(595)	$1,554
Professional fees	(261)	(10)	(624)	(895)
Intersegment fees	439	-	(439)	-
Impairment of property, plant and equipment	(240)	548	-	308
Recovery from former customer	-	1,800	-	1,800
Loss on disposal of property, plant and equipment	-	943	-	943
Total operating expenses	$1,437	$3,931	$(1,658)	$3,710

Consolidated operating expenses were $17.2 million for 2011 compared to $20.9 million for 2010, a decrease of $3.7 million.  The $3.7 million improvement included $3.1 million in decreased charges relative to impairments, recoveries and losses on disposal, as follows:

•	a $0.3 million decrease in impairment charges between 2011 and 2010,
•	a total of $1.8 million in recoveries from former customers in 2011 (see Note 15 to the consolidated financial statements), and
•	a $0.9 million 2010 loss related primarily to the disposal of the Phoenix facility and the infant cereal manufacturing equipment located at that facility.

The $1.5 million improvement in Corporate segment SG&A included:
•	a decline of $0.4 million as a result of an expense recovery recognized for the 2011 settlement with Mr. Edson, a former officer,
•	a $0.4 million decline in labor, personnel related and interim management fees,
•	a $0.8 million decline in share-based employee, officer and director compensation expenses, offset by
•	a $0.1 million increase in other expenses.

Index

The $0.7 million improvement in USA segment SG&A included:
•	a $0.3 million decline in labor and personnel related costs, and
•	a $0.4 million decline in other costs due to cost containment efforts.

Brazil segment SG&A increased $0.6 million.  Payroll expenses increased as a result of government mandated annual cost of living adjustments that were effective beginning June 2010, general merit raises and expenses associated with a newly implemented management bonus program.  Customs and handling charges also increased with the rise in export revenues.

Brazil segment professional fees were $1.1 million for 2011 compared to $0.5 million for 2010.  Professional fees are primarily expenses associated with consultants, accounting, auditing, tax compliance, SOX 404 compliance, and outside legal counsel.  The increase in professional fees is partly due to management and meeting attendance fees payable to the Investors, who own a noncontrolling interest in Nutra SA beginning in January 2011 (see Note 5 to the consolidated financial statements).  There was no comparable expense in the prior year period.

Intersegment fees relate to Brazil segment represent fees payable to the Corporate segment beginning in January 2011 under the agreements with the Investors.  The charges are intended to compensate the Corporate segment for management time spent on Irgovel operations.

Other Income (Expense) (in thousands):

	2011
	Corporate	USA	Brazil	Consolidated
Interest income	$53	$-	$73	$126
Interest expense	(619)	(180)	(964)	(1,763)
Warrant liability income (expense)	332	-	-	332
Loss on acquisition of additional interests in RRX	(140)	-	-	(140)
Foreign currency exchange, net	-	-	(99)	(99)
Other	(146)	-	54	(92)
Other income (expense)	$(520)	$(180)	$(936)	$(1,636)

	2010
	Corporate	USA	Brazil	Consolidated
Interest income	$6	$-	$78	$84
Interest expense	(419)	(198)	(789)	(1,406)
Warrant liability income (expense)	(349)	-	-	(349)
Foreign currency exchange, net	-	-	(64)	(64)
Other	45	-	25	70
Other income (expense)	$(717)	$(198)	$(750)	$(1,665)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$47	$-	$(5)	$42
Interest expense	(200)	18	(175)	(357)
Warrant liability income (expense)	681	-	-	681
Loss on acquisition of additional interests in RRX	(140)	-	-	(140)
Foreign currency exchange, net	-	-	(35)	(35)
Other	(191)	-	29	(162)
Other income (expense)	$197	$18	$(186)	$29

Consolidated other expense was $1.6 million for 2011, compared to $1.7 million for 2010.

Index

Our warrant liability as of December 31, 2011, declined $0.3 million from the warrant liability as of December 31, 2010, resulting in a favorable $0.7 million decrease in other income (expense) between 2010 and 2011.  We have certain outstanding warrant agreements in effect that contain antidilution clauses.  Under the antidilution clauses, in the event of equity issuances, we may be required to lower the exercise price on liability warrants and increase the number of shares underlying liability warrants.  Warrant liability is carried at fair value which is determined at the end of each reporting period.  The change in fair value is recorded as warrant liability income or expense.  The valuation method used to calculate fair value requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants that contain antidilution clauses.  We must also make other assumptions related to our projected cash needs and our likelihood of successfully concluding an equity fund raising transaction.  Warrant liability decreased during 2011, in part, because our stock price has declined during 2011 and the decrease in the average remaining life of the warrants.

The following factors contributed to the offsetting $0.7 million increase in other expense:
•
an increase in interest expense of $0.2 million in the Corporate segment because the financing in place during the bankruptcy proceedings in 2010 was at a lower interest rate than the factoring agreement put in place in 2011 and the average interest expense rate on the convertible notes outstanding during 2011,

•	an increase of $0.2 million in Brazil segment interest expense, as a result of increases in the average debt outstanding,
•
a Corporate segment loss in 2011 of $0.1 million from the acquisition of additional interests in RRX as a result of a settlement with HS, our former joint venture partner (see Note 13 to the consolidated financial statements), and

•	a Corporate segment expense of $0.2 million in 2011 for transaction costs incurred in the settlement with HS.

Liquidity and Capital Resources

With respect to liquidity and capital resources, we manage the Brazil segment, consisting currently of our Irgovel operations, separately from our U.S. based Corporate and USA segments.  As of January 2011, cash provided by operations in our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA, LLC.  Cash used in operating activities for 2011 is presented below by segment (in thousands).

	Corporate and USA Segments	Brazil Segment	Consolidated
2011
Net loss	$(8,506)	$(2,369)	$(10,875)
Adjustments to reconcile net loss to net cash used in operations:
Warrant liability income	(332)	-	(332)
Impairment of intangibles, property, plant and equipment	1,592	-	1,592
Recovery from former customer	(1,000)	-	(1,000)
Other adjustments, net	4,481	2,395	6,876
Changes in operating asset and liabilities:
Pre-petition liabilities	(4,790)	-	(4,790)
Other changes, net	(206)	(417)	(623)
Net cash used in operating activities	$(8,761)	$(391)	$(9,152)

2010
Net loss	$(13,882)	(1,786)	(15,668)
Adjustments to reconcile net loss to net cash used in operations:
Warrant liability income	349	-	349
Impairment of intangibles, property, plant and equipment	1,900	-	1,900
Loss on disposal of intangibles, property, plant and equipment	943	-	943
Other adjustments, net	4,306	1,869	6,175
Changes in operating asset and liabilities:
Pre-petition liabilities	(552)	-	(552)
Other changes, net	1,313	(1,801)	(488)
Net cash used in operating activities	$(5,623)	$(1,718)	$(7,341)

Index

Corporate and USA Segments

On a combined basis, the Corporate and USA segments used $8.8 million of cash in operating activities in 2011.  In 2011, we continued to take steps to improve profitability and liquidity by reducing our U.S. based employee headcount at both the corporate and plant operations level.  In order to conserve cash, in July 2011, members of the board of directors agreed to accept stock for retainer fees for the last three quarters of 2011, instead of $0.2 million in cash.  The four executive officers also agreed in July 2011 to accept stock options in lieu of $0.1 million in cash compensation for the second half of 2011.  Additional steps taken in 2011 include issuing shares of common stock and warrants to satisfy certain obligations (see Note 11 to the consolidated financial statements).

In the ongoing effort to improve profitability, significant emphasis will be placed on growing revenues.  The growth of revenues is expected to include the following:

•	growth in existing markets for SRB, DRB and RBO,
•	aligning with strategic partners who can provide channels for additional sales of our products; and
•	implementing price increases.

In 2011, we also obtained funds from the issuances of convertible notes and related warrants (see Note 11 to the consolidated financial statements).  The equity markets, however, have not been a significant source of funds during 2011 and 2010 due to our financial position, the state of the equity markets and our November 2010 emergence from bankruptcy.  Improving financial performance and equity market conditions may allow us to raise equity funds in the near future.  We intend to provide the necessary cash to continue operations through the monetization of certain assets, improved profitability and equity and/or debt financing transactions.  Some of the monetizations could result in additional impairment of asset values.  Asset monetization may include some or all of the following:

•	sale of certain facilities;
•	sale of a noncontrolling interest in one or more subsidiaries; or
•	sale of surplus equipment.

In 2011, we made distributions to unsecured creditors which reduced prepetition liabilities by $4.8 million.  These distributions are included in cash used in operations. As of December 31, 2011, we had $0.2 million in restricted cash set aside for distribution to the Class 6 general unsecured creditors.  In January 2012, we made our final distribution to these creditors in full satisfaction of our obligation.  The source of funds for the distributions to general unsecured creditors were derived from (i) the January 2011 sale of Nutra SA units discussed below (ii) proceeds from the September 2010 sale of the Phoenix, Arizona facility, (iii) receipts on notes receivable, and (iv) proceeds from issuances of convertible debt and related warrants.

Included in cash flows from investing activities for 2011 is $1.1 million of cash received on the Ceautamed note receivable.  Between April 2011 and January 2012, when final distributions were made to the Class 6 creditors all amounts received on the note receivable were set aside in restricted cash for distribution to the Class 6 creditors in accordance with our Amended Plan.  Beginning in February 2012, receipts on the note are no longer restricted as to use.

Cash used in investing activities in 2011 included $0.1 million in USA segment capital expenditures.  Cash provided by investing activities in 2010 included $8.9 million of proceeds primarily from the sale of the Phoenix, Arizona facility and cereal equipment at that facility.

Cash provided by financing activities in 2011 included $1.7 million we received from advances under convertible notes, allocated to debt and equity in our financial statements (see Note 11 to the consolidated financial statements).  In October 2011, we received an additional advance of $0.6 million on a convertible note.  The total cash advanced on the convertible notes of $2.3 million has been used to fund the working capital needs of the Corporate and USA segments, including distributions to the unsecured creditors.

Brazil Segment

The Brazil segment used cash in operating activities of $0.4 million in 2011.  Funding of capital expansion projects is being provided by proceeds received from the sale of additional Nutra SA membership interests, as discussed further below, and/or bank debt.

During the first quarter of 2011, Irgovel began using cash for capital improvements which are part of a project to expand production capacity and improve operational efficiency.  In 2011, these disbursements totaled $6.8 million.  As of December 31, 2011, Irgovel has outstanding equipment purchase commitments totaling approximately $2.6 million.  We expect to pay for this equipment through the third quarter of 2012, with long-term bank financing.

Index

In 2011, we received $11.6 million of proceeds from the sale of membership interests in Nutra SA.  In December 2010, we entered into a membership interest purchase agreement with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (the Investors).  The Investors agreed to purchase a 35.6% interest in Nutra SA for an aggregate purchase price of $7.7 million.  The transaction closed in the first quarter of 2011, and the Parent Company received $4.0 million of the proceeds.  The remaining amount of $3.7 million, less $0.5 million retained by Nutra SA for administrative expenses, was invested in Irgovel for capital improvements and working capital needs.  During the second and third quarter of 2011, the Investors purchased additional Nutra SA membership interests for $3.9 million, increasing their interest in Nutra SA from 35.6% to 49.0%.  Of the $3.9 million proceeds received, $2.0 million was invested in Irgovel for capital improvements and $1.9 million was received by the Parent Company.

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

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements.  We review these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors that we believe to be reasonable under the circumstances.  In any given reporting period, actual results could differ from the estimates and assumptions used in preparing our financial statements.

Critical accounting policies are those that may have a material impact on our consolidated financial statements and also require us to exercise significant judgment due to a high degree of uncertainty at the time the estimate is made.  We have discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of our Board of Directors.  We believe our critical accounting policies include those addressing revenue recognition, allowance for doubtful accounts, inventories, and long lived assets, intangible assets, and goodwill.

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

Foreign Currencies - The consolidated financial statements are presented in our reporting currency, U.S. Dollars.  The functional currency for Irgovel is the Brazilian Real.  Accordingly, the balance sheet of Irgovel is translated into U.S. Dollars using the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated using the average exchange rates in effect during the period.  Translation differences are recorded in accumulated other comprehensive income (loss) as foreign currency translation.  Gains or losses on transactions denominated in a currency other than the subsidiaries’ functional currency which arise as a result of changes in foreign exchange rates are recorded as foreign exchange gain or loss in the statements of operations.

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

Revenue Recognition – We recognize revenue for product sales when title and risk of loss pass to our customers, generally upon shipment for USA segment customers and Brazil segment international customers and upon customer receipt for Brazil segment domestic customers.  Each transaction is evaluated to determine if all of the following four criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured.  If any of the above criteria cannot be satisfied then such a transaction is not recorded as revenue, or is recorded as deferred revenue and recognized only when the sales cycle is complete and payment is either received or becomes reasonably assured.  Changes in judgments and estimates regarding the application of the above mentioned four criteria might result in a change in the timing or amount of revenue recognized by such transactions.

We make provisions for estimated returns discounts, and price adjustments when they are reasonably estimable.  Revenues on the statements of operations are net of provisions for estimated returns, routine sales discounts, volume allowances, adjustments.  Revenues on the statements of operations are also net of taxes collected from customers and remitted to governmental authorities.

Shipping and Handling Fees and Costs – Amounts billed to a customer in a sale transaction related to shipping costs are reported as revenues and the related costs incurred for shipping are included in cost of goods sold.

Warrant Liability – We have certain warrant agreements in effect that contain antidilution clauses.  Under these clauses, we may be required to lower the exercise price on these warrants and issue additional warrants based on future issuances of our common stock, awards of options to employees, additional issuance of warrants, or other convertible instruments below a certain exercise price.  We account for the warrants with these antidilution clauses as liability instruments.  These warrants are valued using the Lattice model each reporting period and the resultant change in fair value is recorded in the statements of operations as warrant liability income (expense).

Share-Based Compensation – Share-based compensation expense for employees is calculated at the grant date using the Black-Scholes-Merton valuation model based on awards ultimately expected to vest, reduced for estimated forfeitures, and expensed on a straight-line basis over the requisite service period of the grant.  Forfeitures are estimated at the time of grant based on our historical forfeiture experience are revised in subsequent periods if actual forfeitures differ from those estimates.  The Black-Scholes-Merton option pricing model requires us to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management’s judgment regarding market factors and trends.

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

We treat options granted to employees of foreign subsidiaries as equity options.

We will use alternative valuation models if grants have characteristics that cannot be reasonably estimated using the Black-Scholes-Merton model.

Index

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

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Because of the uncertainty inherent in such estimates, actual results could differ from those estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
NutraCea
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of NutraCea (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations resulting in an accumulated deficit of $194.9 million.  Although the Company emerged from bankruptcy in November 2010, there continues to be substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Phoenix, Arizona
March 30, 2012

Index

NutraCea
Consolidated Balance Sheets
December 31, 2011 and 2010
(in thousands, except share amounts)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,329	$537
Restricted cash	2,118	1,917
Accounts receivable, net of allowance for doubtful accounts of $323 and $277	3,702	3,502
Inventories	2,297	2,738
Note receivable, current portion	700	1,200
Deferred tax asset	159	292
Income and operating taxes recoverable	1,659	851
Deposits and other current assets	1,049	1,237
Assets held for sale - property, plant and equipment	-	3,598
Total current assets	15,013	15,872

Note receivable, net of current portion	-	600
Property, plant and equipment, net	27,995	24,054
Intangible assets, net	3,928	6,296
Goodwill	5,240	5,835
Other long-term assets	56	144
Total assets	$52,232	$52,801

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Accounts payable	$2,995	$2,573
Accrued expenses	4,202	5,095
Pre-petition liabilities	1,615	6,406
Long-term debt, current portion	6,792	2,908
Total current liabilities	15,604	16,982

Long-term liabilities:
Long-term debt, net of current portion	7,933	6,440
Deferred tax liability	3,767	4,361
Warrant liability	1,296	1,628
Other long-term liabilities	-	1,000
Total liabilities	28,600	30,411

Commitments and contingencies

Redeemable noncontrolling interest in Nutra SA	9,918	-

Equity:
Equity attributable to NutraCea shareholders:
Preferred stock, 20,000,000 authorized and none issued	-	-
Common stock, no par value, 500,000,000 shares authorized, 201,264,622 and 195,359,109 shares issued and outstanding	209,613	207,432
Accumulated deficit	(194,911)	(184,812)
Accumulated other comprehensive loss	(988)	(74)
Total equity attributable to NutraCea shareholders	13,714	22,546
Noncontrolling interest	-	(156)
Total equity	13,714	22,390
Total liabilities, temporary equity and equity	$52,232	$52,801

See Notes to Consolidated Financial Statements

Index

NutraCea
Consolidated Statements of Operations
Years Ended December 31, 2011 and 2010
(in thousands, except per share amounts)

	2011	2010

Revenues	$36,957	$33,378
Cost of goods sold	29,386	26,418
Gross profit	7,571	6,960

Operating expenses:
Selling, general and administrative	14,441	15,995
Professional fees	2,922	2,027
Recoveries from former customers	(1,800)	-
Impairment of property, plant and equipment	906	1,900
Impairment of intangible assets	686	-
Loss on disposal of property, plant and equipment	-	943
Total operating expenses	17,155	20,865

Loss from operations	(9,584)	(13,905)

Other income (expense):
Interest income	126	84
Interest expense	(1,763)	(1,406)
Loss on acquisition of controlling interest in Rice Rx	(140)	-
Warrant liability income (expense)	332	(349)
Foreign currency exchange, net	(99)	(64)
Other income	232	148
Other expense	(324)	(78)
Total other income (expense)	(1,636)	(1,665)

Reorganization expenses:
Professional fees	-	1,033
Total reorganization expenses	-	1,033
Loss before income taxes	(11,220)	(16,603)
Income tax benefit	345	935
Net loss	(10,875)	(15,668)
Net loss attributable to noncontrolling interest in Nutra SA	776	-
Net loss attributable to NutraCea shareholders	$(10,099)	$(15,668)

Loss per share attributable to NutraCea shareholders
Basic	$(0.05)	$(0.08)
Diluted	$(0.05)	$(0.08)

Weighted average number of shares outstanding
Basic	198,370	193,196
Diluted	198,370	193,196

See Notes to Consolidated Financial Statements

Index

NutraCea
Consolidated Statements of Comprehensive Loss
Years ended December 31, 2011 and 2010
(in thousands)

	2011	2010

Net loss	$(10,875)	$(15,668)

Other comprehensive income (loss) - foreign currency translation, net of tax	(1,845)	393

Comprehensive loss, net of tax	(12,720)	(15,275)

Comprehensive loss attributable to noncontrolling interest, net of tax	1,707	-

Total comprehensive loss attributable to NutraCea shareholders	$(11,013)	$(15,275)

See Notes to Consolidated Financial Statements

Index

NutraCea
Consolidated Statements of Changes in Equity
Years Ended December 31, 2011 and 2010
(in thousands, except share amounts)

	NutraCea Shareholders				Non-
	Common Stock		Accumulated	Accumulated Other Comp-	controlling Interest in	Total
	Shares	Amount	Deficit	rehensive Loss	Rice Science	Equity

Balance, January 1, 2010	192,967,680	$205,291	$(169,144)	$(467)	$(156)	$35,524

Share-based compensation	-	1,669	-	-	-	1,669
Common stock issued for services	2,391,429	472	-	-	-	472
Foreign currency translation	-	-	-	393	-	393
Net loss	-	-	(15,668)	-	-	(15,668)
Balance, December 31, 2010	195,359,109	207,432	(184,812)	(74)	(156)	22,390

Cancelled shares and options - settlements with former officers	(44,666)	(267)	-	-	-	(267)
Share-based compensation	-	907	-	-	-	907
Warrants issued	-	437	-	-	-	437
Acquisition of additional interests in Rice Science	-	(254)	-	-	156	(98)
Common stock issued to Buyer	2,576,775	618	-	-	-	618
Common stock issued for services	3,373,404	568	-	-	-	568
Other	-	172	-	-	-	172
Foreign currency translation	-	-	-	(914)	-	(914)
Net loss	-	-	(10,099)	-	-	(10,099)
Balance, December 31, 2011	201,264,622	$209,613	$(194,911)	$(988)	$-	$13,714

See Notes to Consolidated Financial Statements

Index

NutraCea
Consolidated Statements of Cash Flows
Years Ended December 31, 2011 and 2010
(in thousands)

	2011	2010
Cash flow from operating activities:
Net loss	$(10,875)	$(15,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,980	4,774
Provision for doubtful accounts receivable	162	153
Stock and share-based compensation	1,475	2,141
Impairment of intangibles, property, plant and equipment	1,592	1,900
Loss on disposal of intangibles, property, plant and equipment	-	943
Recovery from former customer	(1,000)	-
Settlement with former officer	(267)	-
Warrant liability expense (income)	(332)	349
Deferred tax benefit	(345)	(935)
Reorganization expenses	-	1,033
Other	772	42
Changes in operating assets and liabilities:
Accounts receivable	(577)	(63)
Inventories	343	334
Other current assets	(807)	173
Accounts payable and accrued expenses	517	(1,130)
Pre-petition liabilities	(4,790)	(552)
Net cash used in operating activities, before reorganization items	(9,152)	(6,506)

Reorganization items:
Reorganization expenses	-	(1,033)
Change in accounts payable for reorganization items	-	198
Net cash used for reorganization items	-	(835)
Net cash used in operating activities	(9,152)	(7,341)

Cash flows from investing activities:
Receipts on notes receivable	1,100	1,200
Purchases of property, plant and equipment	(6,867)	(772)
Proceeds from sale of trademarks, property, plant and equipment	-	8,872
Acquisition of additional interests in Rice Science and Rice Rx	(150)	-
Restricted cash	(200)	-
Other	(60)	(26)
Net cash provided by (used in) investing activities	(6,177)	9,274

Cash flows from financing activities:
Proceeds from sale of membership interests in Nutra SA, net of costs	11,625	-
Proceeds from issuance of warrants and note conversion feature	506	-
Payments of debt	(8,818)	(5,716)
Proceeds from issuance of debt	15,056	3,399
Net cash provided by (used in) financing activities	18,369	(2,317)

Effect of exchange rate changes on cash and cash equivalents	(248)	(31)
Net change in cash and cash equivalents	2,792	(415)
Cash and cash equivalents, beginning of year	537	952
Cash and cash equivalents, end of year	$3,329	$537

Supplemental disclosures:
Cash paid for interest	$1,551	$990
Cash paid for income taxes	-	6

See Notes to Consolidated Financial Statements

Index

NutraCea
Notes to Consolidated Financial Statements

NOTE 1. CHAPTER 11 REORGANIZATION, LIQUIDITY AND MANAGEMENT’S PLANS

Chapter 11 Reorganization

On November 10, 2009, NutraCea (the Parent Company) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the District of Arizona (the Bankruptcy Court), in the proceeding entitled In re:  NutraCea, Case No. 2:09-bk-28817-CGC (the Chapter 11 Reorganization).  None of the Parent Company’s subsidiaries, including its Brazilian rice bran oil operation, were included in the bankruptcy filing.  The Parent Company continued to manage its assets and operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court through the November 2010 plan effective date (see below).   Under the Bankruptcy Code, certain claims against the Parent Company in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.  Additional claims arose subsequent to the filing date from the Parent Company’s business operations, its secured borrowing from Wells Fargo Bank, N.A. (Wells Fargo), its employment of professionals, its disposition of certain non-core assets (as described below) and its treatment of certain executory contracts.

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

The liabilities subject to compromise existing at December 31, 2009, became the Parent Company’s payment obligations under the Amended Plan of approximately $7.0 million when the Amended Plan became effective.  As of December 31, 2010 and 2011, the portion of these obligations remaining unpaid is reflected as pre-petition liabilities in our consolidated balance sheets.  Interest accrued on the allowed liabilities subject to compromise from November 2009 through November 2010, at an annual rate of 0.38%.  Interest accrued on the unpaid prepetition liabilities at an annual rate of 8.25% beginning in December 2010.

During 2011, we distributed $4.8 million to the unsecured creditors and during 2010, we distributed $0.6 million.  In January 2012, we made our final $1.6 million distribution to the general unsecured creditors.  Through January 2012, we have made distributions totaling $7.0 million, representing 100% of the amount owed, plus accrued interest.  The 2011 and 2012 distributions were made with the proceeds from (i) the sale of interests in Nutra SA, (ii) proceeds from the issuance of convertible notes, debentures and related warrants (iii) receipts on notes receivable and (iv) proceeds from the 2010 sale of the Phoenix building.

Liquidity and Management’s Plans

Although we have made significant improvements in the past year, we continue to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern.  Although we believe that we will be able to obtain the funds to operate our business, there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have taken steps in 2011 and 2010 to improve profitability and liquidity by reducing our U.S. based employee headcount at both the corporate and plant operations level.  In the ongoing effort to improve profitability, significant emphasis will be placed on growing revenues.  The growth of revenues is expected to include the following:

•	growth in existing markets for stabilized rice bran (SRB), rice bran oil (RBO) and defatted rice bran (DRB);
•	aligning with strategic partners who can provide channels for additional sales of our products including rice oil extraction; and
•	implementing price increases.

In 2011, we issued shares of common stock and warrants to satisfy certain obligations in an effort to conserve cash.  In 2011, we also obtained funds from issuances of convertible notes.  The equity markets, however, have not been a significant source of funds during 2011 and 2010 due to our financial position, the state of the equity markets and our November 2010 emergence from bankruptcy.  Improving financial performance and equity market conditions may allow us to raise equity funds in the near future.  We intend to provide the necessary cash to continue operations through the monetization of certain assets, improved profitability and possible equity and/or debt financing transactions.  Some of these monetizations could result in additional impairment of asset values.  Asset monetization may include some or all of the following:

•	sale of certain facilities;
•	sale of a noncontrolling interest in one or more subsidiaries; or
•	sale of surplus equipment.

Index

NutraCea
Notes to Consolidated Financial Statements

NOTE 2. GENERAL BUSINESS

We are a human food ingredient and animal nutrition company focused on the procurement, bio-refining and marketing of numerous products derived from rice bran.  We have proprietary and patented intellectual property that allows us to convert rice bran, one of the world’s most underutilized food sources, into a number of highly nutritious human food and animal nutrition products.  Our target markets are human food and animal nutrition manufacturers and retailers, as well as natural food, functional food and nutraceutical supplement manufacturers and retailers, both domestically and internationally.  We have developed a bio-refining approach to processing raw rice bran into various value added constituents such as stabilized rice bran (SRB), rice bran oil (RBO), defatted rice bran (DRB) and a variety of other valuable derivative products from each of these core products.

We have three reportable business segments: (1) Corporate; (2) USA, which manufactures and distributes SRB in various granulations along with other products derived from rice bran via proprietary and patented enzyme treatment processes; and (3) Brazil, which extracts crude RBO and DRB from rice bran, which are then further processed into a number of valuable human food and animal nutrition products.  The Corporate segment includes selling, general and administrative expenses including public company expenses, litigation, and other expenses not directly attributable to other segments.  No Corporate allocations are made to the other segments.  General corporate interest is not allocated.  For further information on segment results see Note 19 to the consolidated financial statements included herein.

The USA segment consists of two locations in California and two locations in Louisiana all of which can produce SRB. One of the two Louisiana SRB facilities, located in Lake Charles, has been idle since May 2009 (See Note 9).  The USA segment also includes our Dillon, Montana Stage II facility which produces RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB) and RiBalance (a complete rice bran nutritional package derived from further processing SRB).  The manufacturing facilities included in our USA segment have proprietary and patented processing equipment and technology for the  stabilization and further processing of rice bran into finished products.  In 2011, 45.7% of USA segment revenue was from sales of human food products and 54.3% was from sales of animal nutrition products.

The Brazil segment consists of the operation of our subsidiary Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human and animal food markets in Brazil and internationally.  Irgovel owns the largest rice bran processing facility in South America and is the only company in Latin America to produce edible RBO for human consumption. In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  DRB is sold in bulk as animal feed and compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market.  For 2011, Brazil segment revenue was derived 20.1% from sales of human food products, 50.5% from sales of industrial oils and 29.4% from animal feed and nutrition products.

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

Foreign Currencies - The consolidated financial statements are presented in our reporting currency, U.S. Dollars.  The functional currency for Irgovel is the Brazilian Real.  Accordingly, the balance sheet of Irgovel is translated into U.S. Dollars using the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated using the average exchange rates in effect during the period.  Translation differences are recorded in accumulated other comprehensive income (loss) as foreign currency translation.  Gains or losses on transactions denominated in a currency other than the subsidiaries’ functional currency which arise as a result of changes in foreign exchange rates are recorded as foreign exchange gain or loss in the statements of operations.

Cash and Cash Equivalents – We consider all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.  As of December 31, 2011, we maintain our cash, including restricted cash, and cash equivalents, with major banks.  We maintain cash in bank accounts, which at times may exceed federally insured limits.  We have not experienced any losses on such accounts.

Index

NutraCea
Notes to Consolidated Financial Statements

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

Inventories - Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method.  In the USA segment, we employ a full absorption procedure using standard cost techniques.  The standards are customarily reviewed and adjusted annually so that they are materially consistent with actual purchase and production costs.  In the Brazil segment we use actual average purchase and production costs.  Provisions for potentially obsolete or slow moving inventory are made based upon our analysis of inventory levels, historical obsolescence and future sales forecasts.

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

Revenue Recognition – We recognize revenue for product sales when title and risk of loss pass to our customers, generally upon shipment for USA segment customers and Brazil segment international customers and upon customer receipt for Brazil segment domestic customers.  Each transaction is evaluated to determine if all of the following four criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured.  If any of the above criteria cannot be satisfied then such a transaction is not recorded as revenue, or is recorded as deferred revenue and recognized only when the sales cycle is complete and payment is either received or becomes reasonably assured.  Changes in judgments and estimates regarding the application of the above mentioned four criteria might result in a change in the timing or amount of revenue recognized by such transactions.

We make provisions for estimated returns discounts, and price adjustments when they are reasonably estimable.  Revenues on the statements of operations are net of provisions for estimated returns, routine sales discounts, volume allowances, adjustments.  Revenues on the statements of operations are also net of taxes collected from customers and remitted to governmental authorities.

Shipping and Handling Fees and Costs – Amounts billed to a customer in a sale transaction related to shipping costs are reported as revenues and the related costs incurred for shipping are included in cost of goods sold.

Research and Development – Research and development expenses include internal and external costs.  Internal costs include salaries and employment related expenses.  External expenses consist of costs associated with product development.  All such costs are charged to expense in the period they are incurred.

Index

NutraCea
Notes to Consolidated Financial Statements

Warrant Liability – We have certain warrant agreements in effect that contain antidilution clauses.  Under these clauses, we may be required to lower the exercise price on these warrants and issue additional warrants based on future issuances of our common stock, awards of options to employees, additional issuance of warrants, or other convertible instruments below a certain exercise price.  We account for the warrants with these antidilution clauses as liability instruments.  These warrants are valued using the lattice model each reporting period and the resultant change in fair value is recorded in the statements of operations as warrant liability income (expense).

Share-Based Compensation – Share-based compensation expense for employees is calculated at the grant date using the Black-Scholes-Merton valuation model based on awards ultimately expected to vest, reduced for estimated forfeitures, and expensed on a straight-line basis over the requisite service period of the grant.  Forfeitures are estimated at the time of grant based on our historical forfeiture experience are revised in subsequent periods if actual forfeitures differ from those estimates.  The Black-Scholes-Merton option pricing model requires us to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management’s judgment regarding market factors and trends.

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

We treat options granted to employees of foreign subsidiaries as equity options.

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

Reclassifications – Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current year financial statement presentation with no effect on previously reported net loss, total equity or cash flow from operations.

Corrections - In 2011, we corrected the 2010 statement of operations to reflect shipping costs billed customers in sales transaction as revenues and the related costs incurred for shipping in cost of goods sold.  As originally reported, the $1.7 million of shipping costs billed customers and the $1.7 million of shipping costs incurred were net in sales.  Management believes the impact of the 2010 error did not result in a material misstatement of our financial position or results of operations.

Index

NutraCea
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

Accounting pronouncements that are applicable to us and could potentially have a material impact on our financial statements, are discussed below.

The Financial Accounting Standards Board (FASB) has issued guidance clarifying the criteria for separating revenue between multiple deliverables.  This guidance applies to new revenue arrangements or arrangements materially modified in periods subsequent to adoption.  We were required to adopt this standard effective January 1, 2011.  Adoption of the standard had no impact on our consolidated financial statements.

In May 2011, the FASB amended guidance on fair value measurement and expanded the required disclosures related to fair value.  The amendments, among other things, clarify that the highest and best use concept applies only to nonfinancial assets and addresses the appropriate premiums and discounts to consider in fair value measurement.  We are required to adopt the guidance prospectively, effective January 1, 2012.  We do not expect adoption to have a significant impact on our consolidated financial position or results of operations.

In September 2011, the FASB amended guidance on goodwill impairment testing.  The amendments permit us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Previous guidance required us to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one).  If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under the amendments, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount.  We are required to adopt the amendments effective for annual and interim goodwill impairment tests (if required) performed after January 1, 2012.  Early adoption is permitted.  We do not expect adoption to have a significant impact on our consolidated financial position or results of operations.

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

Below are reconciliations of the numerators and denominators in the EPS computations.

	2011	2010
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to NutraCea shareholders	$(10,099)	$(15,668)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	198,370,369	193,195,640
Effect of dilutive securities outstanding	-	-
Diluted EPS - weighted average number of shares outstanding	198,370,369	193,195,640

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average exercise price of $0.29 and $0.37 )	39,575,663	30,167,026
Warrants (average exercise price of $1.13 and $1.27)	42,952,934	39,109,645
Convertible notes	5,159,808	-

Index

NutraCea
Notes to Consolidated Financial Statements

The impact of potentially dilutive securities outstanding at December 31, 2011 and 2010, were not included in the calculation of diluted EPS in 2011 and 2010 because to do so would be antidilutive.  Those securities which were antidilutive in 2011 and 2010, which remain outstanding, could potentially dilute EPS in the future.

NOTE 5. REDEEMABLE NONCONTROLLING INTEREST IN NUTRA SA

A summary of changes in redeemable noncontrolling interest follows (in thousands):

	Investors' Ownership Interest After Transaction	2011
Investors' purchase of initial units - first quarter 2011	35.6%	$7,725
Investors' purchase of additional units - second quarter 2011	45.2%	3,000
Investors' purchase of additional units - third quarter 2011	49.0%	900
Investors' interest in net loss of Nutra SA		(776)
Investors' interest in accumulated other comprehensive income of Nutra SA		(931)
Redeemable noncontrolling interest in Nutra SA, end of period		$9,918

In December 2010, we entered into a membership interest purchase agreement (MIPA) with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (Investors).  The transaction closed in January 2011.  The Investors agreed to purchase units in Nutra SA for an aggregate purchase price of $7.7 million.  Prior to the transaction, Nutra SA was a wholly owned subsidiary.  Nutra SA owns 100% of Irgovel.  Initially after the closing, effective in January 2011, we owned a 64.4% interest in Nutra SA, and the Investors owned a 35.6% interest in Nutra SA.  The Parent Company received $4.0 million of the January 2011 proceeds.  The remaining $3.7 million, less $0.5 million retained by Nutra SA for administrative expenses, was invested in Irgovel for capital improvements and working capital needs.

The Parent Company agreed to use $2.2 million of the funds received from the January 2011 transaction closing to repay amounts owed to the Class 6 general unsecured creditors in accordance with the Amended Plan.  The remaining $1.8 million was used for general corporate purposes, other unsecured creditor claims and administrative expenses associated with the Chapter 11 Reorganization.

We received in the second quarter of 2011 an additional $3.0 million from the Investors - $1.0 million for the purchase of outstanding units in Nutra SA from the Parent Company, which was used by the Parent Company for working capital, and $2.0 million for the purchase of new units in Nutra SA, which were used by Irgovel to fund a capital expansion.  We received in the third quarter of 2011 an additional $0.9 million from the Investors for the purchase of outstanding units in Nutra SA from the Parent Company, which was used by the Parent Company for working capital.  These purchases increased the Investors’ interest in Nutra SA to a 49.0% interest as of December 31, 2011.

We determined that we continue to control Nutra SA after each of the transactions and therefore we continue to consolidate Nutra SA.  We treated each transaction similar to an equity transaction, with no gain or loss recognized in consolidated net income or comprehensive income.  The Investors’ share of Nutra SA’s net income (loss) after the January 2011 closing increases (decreases) redeemable noncontrolling interest.

Redeemable noncontrolling interest in Nutra SA is recorded in temporary equity, above the equity section and after liabilities on our consolidated balance sheets, because the Investors have the right to force a sale of Nutra SA assets in the future (see Drag Along Rights described below).  We have assessed the likelihood of the Investors exercising these rights as less than probable at December 31, 2011, in part because it is more likely the Investors will exercise other rights prior to January 2015.  We will continue to evaluate the probability of the Investors exercising their Drag Along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors will exercise these rights.

We are restricted from competing with Nutra SA and Irgovel in Brazil as further described in the MIPA.

Index

NutraCea
Notes to Consolidated Financial Statements

In the third quarter of 2011, in connection with the Investors’ purchase of additional units for $0.9 million, we entered into a waiver agreement to the MIPA and an amendment to the limited liability company agreement for Nutra SA, LLC (LLC agreement).  Under the waiver and amendment until the later of (i) the date the first phase of the Irgovel capital expansion project is completed or (ii) August 31, 2013, the Investors have the right to purchase additional units in Nutra SA at $2.00 per unit if (i) there are inadequate funds available from a Brazilian institution(s) to complete the first phase of the Irgovel capital expansion project or to operate Irgovel, creating a cash shortfall, and (ii) we are unable to fund the first $0.9 million of this shortfall, or our prorata share of any additional cash shortfall above the first $0.9 million, by purchasing additional units in Nutra SA at $2.00 per unit.

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

As of December 31, 2011, there have been no events of default.  Events of default, as defined in the MIPA, are:
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

As of December 31, 2011, there have been no qualifying events.  The LLC agreement, as amended in the third quarter of 2011, defines a qualifying event as any event prior to September 16, 2014, which results, or will result in, (i) a person or group of persons exercising the right to appoint members to our board of directors holding one third or more of the votes of all board members, (ii) the sale, exchange, pledge or use as guarantee of one half of our ownership interest in Nutra SA to a third party (iii) the bankruptcy of NutraCea or Nutra SA or (iv) the Investor’s purchase of additional units in Nutra SA under the waiver to the MIPA, such that the Investor’s ownership interest in Nutra SA exceeds 49%.

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

•
Global Holding Company (GHC) Roll-Up – If we form an entity, GHC, to hold our Brazil segment assets, the Investors may exchange units in Nutra SA for equity interests in GHC.  The investors may exercise this right after the second anniversary of the formation of GHC or, if an event of default has occurred, after the later of January 2013 and the GHC formation date.  The appraised fair value of the Investors’ interest in Nutra SA would be used to determine the amount of ownership interest the Investors would receive in GHC.

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

In evaluating whether we maintain control over Nutra SA, we considered the matters which could be put to a vote of the members.  Until there is an event of default or a qualifying event, the Investors’ rights and abilities, individually or in the aggregate, do not allow them to substantively participate in the operations of Nutra SA.  The Investors do not currently have the ability to dissolve Nutra SA or otherwise force the sale of all its assets.  They do have such rights in the future (Drag Along Rights as described above).  We will continue to evaluate our ability to control Nutra SA each reporting period.

As of January 2011, cash provided by operations in our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA, LLC.

Index

NutraCea
Notes to Consolidated Financial Statements

NOTE 6. INVENTORIES

Inventories are composed of the following (in thousands):

	As of December 31,
	2011	2010
Finished goods	$906	$553
Work in process	804	820
Raw materials	353	1,119
Packaging supplies	234	246
Total inventories	$2,297	$2,738

NOTE 7. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable and notes receivable.  We perform ongoing credit evaluations on our customers’ financial condition and generally do not require collateral.

One customer accounted for approximately 18.0% of our 2011 revenues and 9.7% of our 2010 revenues and 15.9% of our accounts receivable as of December 31, 2011.  Another customer accounted for 13.8% or our accounts receivable balance as of December 31, 2011.

NOTE 8. NOTE RECEIVABLE

As of December 31, 2011 and 2010, we have a note receivable from Ceautamed.  Effective March 2011, pursuant to a note modification, the interest rate is fixed at 5.0%, monthly principal installments of $0.1 million extend through August 2012, and interest must be paid in full no later than September 2012.  No gain or loss was recognized as a result of the modification.  When issued in 2009, the note bore interest at the greater of 2.5% or prime (as defined) plus 1.0% and the rate could not exceed 6.0%.  The note principal was to be repaid in monthly installments of $0.1 million ending July 2012 with accrued and unpaid interest was due in July and August 2012.

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	As of December 31,
	2011	2010	Estimated Useful Lives

Land	$425	$204
Furniture and fixtures	1,465	1,458	5-10 years
Plant	16,914	13,216	25-30 years, or life of lease
Computer and software	1,364	1,616	3-5 years
Leasehold improvements	189	189	3-7 years or life of lease
Machinery and equipment	17,809	17,014	5-10 years
Construction in progress	5,842	69
Subtotal	44,008	33,766
Less accumulated depreciation	16,013	9,712
Property, plant and equipment, net	$27,995	$24,054

Property, plant and equipment increased in 2011 by $6.8 million due to the capital expansion project at Irgovel. Depreciation expense was $3.5 million in 2011 and $3.3 million in 2010.

Index

NutraCea
Notes to Consolidated Financial Statements

Impairments and Assets Held for Sale

Dillon Facility

A summary of the net book value of property, plant and equipment at our Dillon facility as of December 31, 2011 and 2010 follows (in thousands):
	As of December 31,
	2011	2010

Land	$233	$233
Plant	1,546	1,814
Machinery and equipment	1,162	1,551
Dillon property, plant and equipment	$2,941	$3,598

In the third quarter of 2009, as part of evaluating non-core assets and businesses, management offered the Dillon facility for sale.  Throughout 2010, we aggressively marketed the facility.  Based on an evaluation of market conditions and discounted cash flow analyses we recognized an impairment loss of $0.9 million in the fourth quarter of 2010.  As of December 31, 2010, the net book value of the Dillon facility was $3.6 million and was classified as asset held for sale on the balance sheets.

In February 2011, we ceased actively marketing the facility.  As a result, in the first quarter of 2011, we reclassified the Dillon facility to property, plant and equipment and restarted depreciation.  We operated the facility for both processing and research activities during the remainder of 2011.  During 2011, we depreciated the facility $0.6 million. As of December 31, 2011, the net book value of the Dillon facility was $2.9 million and was included in property, plant and equipment.

Phoenix Building and Equipment

Our Phoenix, Arizona building was constructed to produce infant and adult cereal for worldwide sale.  When additional sales did not materialize, we determined that the cereal production could be adequately handled at the Dillon, Montana facility.  In July 2009, we decided to sell our infant cereal manufacturing building located in Phoenix, Arizona as well as the equipment housed in the building.  We recorded a noncash impairment charge of $6.5 million in 2009 associated with the building.  In December 2009, an offer was received to purchase the cereal equipment.  As a result, we decided to sell the equipment and building separately.  Based on offers received from potential buyers, we recognized an additional impairment of $1.0 million on the building in the second quarter of 2010.

The building was sold in September 2010 for a gross price of $4.5 million.  We recorded a loss on disposal in 2010 of $0.5 million plus closing costs.  The cereal equipment was sold in March 2010 for $3.7 million pursuant to the December 2009 offer.  We recorded a loss on disposal of the equipment of $0.3 million during the first quarter of 2010.

We determined that the cereal product line did not constitute a component of the overall business entity and thus the related operations have not been reported as a discontinued operation.

We used the proceeds from the sale of the building to (i) pay the remaining $1.8 million owed under the DIP Credit Agreement, (ii) pay the $1.4 million owed for all mechanic’s liens secured by the property, closing costs and property taxes, (iii) pay $1.0 million of unsecured creditor obligations and (iv) provide $0.3 million of general funding.

Lake Charles

Our Lake Charles, Louisiana facility was built at a cost of $3.8 million to process rice bran from a rice milling company adjacent to the facility.  The facility is built on leased land which is owned by the rice milling company.  The facility was idled in May 2009 due to lack of orders.  We recorded a $2.3 million impairment loss on the facility in 2009.  The facility is not classified as held for sale due to potential alternative uses and because we are not aggressively marketing the property.  We evaluated, and continue to evaluate, alternate uses of the facility.  Depreciation on the facility has continued after the facility was idled and totaled $0.8 in 2011 and 2010.  We also own equipment purchased in 2009 for use in the Lake Charles, Louisiana facility.  In 2011 we recorded an additional impairments of $0.6 million on the Lake Charles equipment.  As of December 31, 2011, the net book value of the idled facility included in property, plant and equipment, net, is $2.5 million.  The equipment has never been installed or operated, is included in machinery and equipment and totals $1.3 million.

Index

NutraCea
Notes to Consolidated Financial Statements

NOTE 10. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	USA Segment			Brazil Segment		Total
	Patents	Trademarks	Customer Lists	Trademarks	Customer Lists	Intangible Assets
December 31, 2011
Cost	$1,768	$48	$2,677	$3,751	$1,372	$9,616
Accumulated amortization	(957)	(35)	(1,888)	(2,056)	(752)	(5,688)
Net book value	$811	$13	$789	$1,695	$620	$3,928

December 31, 2010
Cost	$2,703	$56	$2,677	$4,175	$1,526	$11,137
Accumulated amortization	(1,039)	(34)	(1,460)	(1,689)	(619)	(4,841)
Net book value	$1,664	$22	$1,217	$2,486	$907	$6,296

Estimated useful lives	17 years	7 years	7 years	7 years	7 years

All changes in Brazil segment cost between December 31, 2010 and December 31, 2011 relate to foreign currency translation.  Amortization expense was $1.4 million in 2011 and $1.5 million in 2010.  Amortization expense is expected to be $1.2 million in 2012, $1.1 million in 2013, $1.0 million in 2014, $0.3 million in 2015, $0.1 million in 2016 and $0.2 million thereafter.

All goodwill relates to our Brazil segment.  All changes in goodwill between December 31, 2010 and December 31, 2011, relate to foreign currency translation.

Impairment and Sales

In the fourth quarter of 2011, we wrote off patents with a net book value of $0.7 million.  We determined the projected future cash flows were inadequate to recover the net book value of these patents.

In the second quarter of 2010, we sold our the Natural Glo, Satin Finish and Max-E-Glow trademarks and intellectual property for $0.7 million, which approximated the net book value of the trademarks at the time of sale.

NOTE 11. DEBT

The following table summarizes current and long-term portions of debt (in thousands):

	As of December 31,
	2011	2010
USA segment:
Customer list purchase	$448	$993
Supplier note	59	177
Factoring agreement	262	-
Convertible notes payable	2,126	-
	2,895	1,170

Brazil segment:
Capital expansion loans	3,789	-
Equipment financing	214	290
Working capital lines of credit	1,778	1,480
Advances on export letters of credit	2,838	2,260
Special tax programs	3,211	4,148
	11,830	8,178
Total debt	14,725	9,348
Current portion	6,792	2,908
Long-term portion	$7,933	$6,440

Required future minimum payments on our debt as of December 31, 2011, follows (in thousands).

Index

NutraCea
Notes to Consolidated Financial Statements

	USA Segment	Brazil Segment	Total

2012	$1,323	$5,469	$6,792
2013	1,572	771	2,343
2014	-	943	943
2015	-	779	779
2016	-	711	711
Thereafter	-	3,157	3,157
	$2,895	$11,830	$14,725

USA Segment

Customer List Purchase

In 2008, we entered into a purchase agreement to acquire a customer list for $3.1 million.  We paid $1.0 million at the time of purchase and the remaining amount of $2.1 million was financed with the seller.  Under an amendment to the agreement in May 2009, we are required to have all remittances from those customers deposited into a bank account controlled by the seller.  Any profits (amounts in excess of the cost of goods sold) generated from the cash receipts are applied towards the outstanding principal amount.  The quarterly minimum payment required under this amendment is $0.1 million.  We are required to fund any shortfall to the minimum quarterly amount.  The obligation is otherwise unsecured.  During 2011, we paid and recognized interest of $0.1 million, or 17.0% of the average outstanding balance.

Factoring Agreement

In January 2011, we entered into a domestic factoring agreement which provides for a $1.0 million credit facility with a bank.  We may only borrow to the extent we have qualifying accounts receivable as defined in the agreement.  The facility automatically renews for another year on December 31, 2012, unless proper termination notice is given.  The bank will charge the greater of $2,000 per month or a 2.0% fee on any borrowing.  The 2.0% fee increases incrementally for any qualified account with a balance that remains outstanding in excess of 45 days.  During 2011, the average borrowings under this agreement were $0.1 million.

Supplier Note

In August 2009, we entered into a promissory note with a supplier for $0.3 million for goods supplied.  The note bears interest at 18.0%.  The payments on the note are based upon an assessment fee of $25 per ton charged for each ton of rice bran purchased from the supplier each month.

Convertible Notes Payable

During 2011, we issued several convertibles notes, with related warrants to our financial advisor, who became a director of NutraCea in January 2012.  Below is a summary of the transactions.

Transaction		Principal amount of Note(s) (in thousands)	Stated Annual Interest Rate on Note(s)	Per Share Note Conversion Price	Cash Received in Transaction (in thousands)	Number of Shares Under Equity Warrant(s)	Average Exercise Price of Warrant(s)
First quarter 2011	(1)	$500	10%	$0.20	$500	500,000	0.25
Second quarter 2011	(2)	730	10%	0.23	230	730,000	0.23
Third quarter 2011, event A	(2)	270	10%	0.23	270	270,000	0.23
Third quarter 2011, event B	(2)	730	10%	0.23	730	730,000	0.23
Fourth quarter 2011	(3)	2,323	10%	0.20	550	2,323,186	0.22
Total in 2011					$2,280	4,553,186

(1)	The convertible note and the related warrant issued in the first quarter of 2011, were terminated and cancelled in the second quarter of 2011 when the second quarter transaction occurred.
(2)	The convertible notes and related warrants issued in the second and third quarters of 2011, were terminated and cancelled in the fourth quarter of 2011 when the fourth quarter transaction occurred.
(3)
The convertible notes and related warrants issued in the fourth quarter of 2011, were terminated and cancelled in the first quarter of 2012, when a subordinated convertible note was issued to the financial services advisor, as described further below.

Index

NutraCea
Notes to Consolidated Financial Statements

The proceeds received from these transactions were allocated to convertible notes and warrants.  We concluded in each case that the warrants were indexed to our common stock and should be recorded as equity.  We determined the fair value of each warrant using the Black-Scholes valuation methodology.  We then determined the fair value of each convertible note as the total of (i) the fair value of the note, determined by discounting cash flows of the payments due under the note at 25%, plus (ii) the fair value of the related conversion feature, determined using the Black-Scholes methodology.  Based on the relative fair values, we allocated the proceeds to the convertible note and equity for the warrant portion.  We then determined if the embedded conversion feature in the convertible note should be recorded as a derivative liability.  In each case, we concluded that the embedded conversion feature need not be accounted for as a derivative since it was indexed to our common stock.  We then determined whether the conversion feature was a beneficial conversion feature based on the effective conversion price.  If there was a beneficial conversion feature, the amount of that feature was recorded in equity with an offsetting increase in debt discount for that convertible note.

We recognized no gain or loss as a result of the refinancing of any of the convertible notes.  During 2011 we received a total of $2.3 million from issuance of the notes and related warrants.  We recorded in equity $0.5 million for the warrants and the beneficial conversion features, $0.1 million to other assets and $1.9 million to debt.  During 2011, we recognized $0.2 million of accreted interest on the notes.  We made no principal payments during 2011.  As of December 31, 2011, the convertible notes are carried at $2.1 million on our balance sheets.

The terms of the convertible notes payable outstanding as of December 31, 2011, and related warrants (vested and exercisable at issuance), are summarized below.

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

In January 2012, in connection with the issuance of the subordinated convertible notes described further below, we entered into an agreement under which the convertible notes described above were terminated and the related warrants were cancelled.  We made no payments on the notes above prior to their termination.  The carrying amount of the old notes on the date of termination was $2.2 million and the contract value was $2.3 million.  A $2.5 million subordinated convertible note and a warrant were issued to the financial advisor who loaned us an additional $0.1 million in cash.  We also issued additional subordinated convertible notes to other investors under the same terms.

In January 2012, we issued subordinated convertible notes and a senior convertible debenture, and related warrants, which are described in the chart below.

Index

NutraCea
Notes to Consolidated Financial Statements

Issuance	Date of Debt and/or Warrant	Principal Amount of Notes and Debenture (in thousands)	Creditor's Debt Conversion Right	Stated Annual Interest Rate on Debt	Maturity Date of Debt	Number of Shares Under Warrant	Exercise Price of Warrant	Expiration Date of Warrant

Subordinated Convertible Notes and Warrants	January 2012	$4,325	Convertible immediately at $0.10 per share	10%	January 2015	43,250,000	Exercisable immediately at $0.12 per share	January 2017
Senior Convertible Debenture and Warrant	January 2012	870	Convertible immediately at $0.15 per share	10%	July 2013	6,250,000	Exercisable beginning July 2012 at $0.12 per share	July 2017
$0.10 Transactional Warrants	January 2012					1,112,500	Exercisable immediately at $0.10 per share	January 2017
$0.15 Transactional Warrants	January 2012					250,000	Exercisable beginning July 2012 at $0.15 per share	July 2017

All of the convertible debt and warrants listed in the table above contain full ratchet antidilution provisions and require the holders to provide us with 61 day notice prior to conversion or exercise if the holder would have a beneficial ownership interest in excess of 4.99% immediately after conversion or exercise.

The subordinated convertible notes and related warrants were issued in exchange for (i) $1.7 million cash (ii) surrender of then outstanding convertible notes with original principal totaling $2.3 million and related warrants and (ii) cancellation of $0.3 million in payables.  Interest is payable monthly at an annual rate of 10%.  The notes are secured by a junior interest in substantially all of our assets, excluding our interest in Nutra SA.

The senior convertible debenture and related warrant were issued for $0.8 million, a $0.1 million discount from the debentures stated principal amount.  Commencing August 2012, we are required to redeem 1/12th of the principal ($0.1 million) each month until the July 2013 maturity date.  In lieu of a cash redemption we may elect to issue shares equal to the monthly redemption amount divided by the lesser of (i) the current debenture conversion price or (ii) 80% of the 20-day volume weighted average price of our common stock or (iii) the volume weighted average price of our common stock immediately prior to the redemption date less $0.01.  The debentures are secured by a senior interest in substantially all of our assets, excluding our interest in Nutra SA. Pursuant to the terms of the senior convertible debenture that we issued in January 2012, we may not pay any dividends while the debenture is outstanding.

The $2.4 million in proceeds from the January 2012 convertible debt and related warrant issuances were used to (i) pay $0.3 million in debt issuance costs (ii) make the final distributions to the unsecured creditors in January 2012 and (iii) for general corporate purposes.

Brazil Segment

All Brazil segment debt is denominated in the Brazilian Real (R$), except advances on export letters of credit which are denominated in U.S. Dollars.

Capital Expansion Loans

In December 2011, Irgovel entered into agreements with the Bank of Brazil.  Under the agreements, Irgovel may borrow up to R$2.8 million on one agreement and R$6.7 million on another agreement (a total of $5.1 million based on the December 31, 2011 exchange rate).  The annual interest rate on the loans is 6.5%.  Interest is payable quarterly on the amounts outstanding and the maturity date of the loans is December 2021.  Irgovel must make monthly principal payments under each of the loans with the first payment due on January 2014.  The loans are secured by certain equipment and real property owned by Irgovel.  Irgovel must use the majority of the proceeds of the loans for the purchase of equipment and machinery, but may use R$1.5 million for working capital purposes.

Index

NutraCea
Notes to Consolidated Financial Statements

Equipment Financing

Irgovel has entered into certain equipment financing arrangements with annual interest rates that range from 15.6% to 21.6%.  Interest and principal on the equipment financing debt is payable monthly.  Principal maturities of the equipment financing debt extend through December 2014.  This debt is secured by the related equipment.

Working Capital Lines of Credit

Irgovel has working capital lines of credit secured by accounts receivables.  The total amount of borrowing capacity on the lines is R$3.7 million but cannot exceed 40%-50% of the collateral, depending on the agreement.  The annual interest rates on these lines range from 17.0% to 37.5%, but average 20.5%.  Principal maturities of amounts outstanding at December 31, 2011, extend through October 2013.

Advances on Export Letters of Credit

Irgovel obtains advances against certain accounts receivable backed by export letters of credit.  The annual interest rates on these advances range from 5.0% to 8.0%.  Principal maturities of amounts outstanding at December 31, 2011, extend through August 2012.

Special Tax Programs

Irgovel has an unsecured notes payable for Brazilian federal and social security taxes under a special Brazilian government tax program.  Amounts due under the special tax program are part of an amnesty program relative to unpaid taxes that existed prior to our acquisition of Irgovel in 2008.  Principal and interest payments are due monthly through 2022.  Interest on the notes is payable monthly at the Brazilian SELIC target rate, which was 11.0% at December 31, 2011.

Irgovel qualified for a modification of one of its special tax program debts.  The debt was lowered by $0.3 million in the second quarter of 2011 in exchange for a reduction in available net operating losses for Brazil tax purposes valued at $0.3 million.  We recorded no gain or loss on the transaction.  Prior to the modification the maturities on this debt ranged from 2011 though 2017.  As modified, debt maturities range from 2011 through 2022.

NOTE 12. EQUITY AND SHARE-BASED COMPENSATION

We have never declared or paid dividends on our common stock and have no plans to pay dividends in the foreseeable future.  Pursuant to the terms of the senior convertible debenture that we issued in January 2012, we may not pay any dividends while the debenture is outstanding.  As of January 2011, cash provided by operations in our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA, LLC.

In lieu of paying cash to non-employee board members for board retainer fees for the last three quarters of 2011, we issued 1,207,049 shares of common stock.

A summary of stock option and warrant activity for 2010 and 2011 follows.

Index

NutraCea
Notes to Consolidated Financial Statements

	Options			Equity and Liability Warrants
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, January 1, 2010	24,588,951	$0.49	5.4	44,346,396	$1.27	3.1
Granted	23,638,503	0.20		NA
Impact of anti-dilution clauses	NA			NA
Forfeited, expired or cancelled	(2,742,343)	0.87		(3,916,818)	1.11
Exercised	NA			NA
Outstanding, December 31, 2010	45,485,111	0.30	6.8	40,429,578	1.27	2.3
Granted	5,204,224	0.22		5,158,916	0.23
Impact of anti-dilution clauses	NA			6,303,255
Forfeited, expired or cancelled	(12,100,614)	0.36		(5,102,385)	0.74
Exercised	NA			NA
Outstanding, December 31, 2011	38,588,721	$0.27	6.3	46,789,364	$1.04	1.7
Exercisable, December 31, 2011	27,687,524	$0.30	5.6	46,789,364	$1.04	1.7

Options

Our board of directors adopted our 2010 Equity Incentive Plan (2010 Plan) in February 2010.  A total of 25,000,000 shares of common stock were initially reserved for issuance under the 2010 Plan.  The amount reserved increases annually each January 1st by 5% of the outstanding shares as of the prior December 31st.  Additionally in 2011 the board approved an 8,000,000 increase in the number of shares of common stock reserved under the plan.  Under the terms of the 2010 Plan, we may grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services on such terms as are determined by the board of directors.  Our board of directors administers the 2010 Plan, determines vesting schedules on plan awards and may accelerate the vesting schedules for award recipients.  The options granted under the 2010 Plan have terms of up to 10 years.

December 31, 2011

Initially reserved	25,000,000
Additionally reserved - annual increases	9,767,955
Additionally reserved - board action	8,000,000
Options granted since inception, net of forfeited, expired or cancelled	(25,684,912)
Stock granted since inception	(5,704,834)
Available for issuance under the 2010 Plan	11,378,209

Our board of directors adopted the 2005 Equity Incentive Plan (2005 Plan) in May 2005 and our shareholders approved the 2005 Plan in September 2005.  Under the terms of the 2005 Plan, we may grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services on such terms as are determined by the board of directors.  Our board of directors administers the 2005 Plan, determines vesting schedules on plan awards and may accelerate their schedules for award recipients.  Options granted under the 2005 Plan have terms of up to 10 years.  There are no longer any shares reserved for future issuance under the 2005 Plan.

We have outstanding a total of 4,537,309 options awarded to current and former directors, employees and consultants at various times beginning in 2001 through 2009 that do not fall under the plans described above.  Expiration periods, typically ten years, and other terms of these non-plan specific options are not materially different from those issued under the 2010 Plan and 2005 Plan.

Index

NutraCea
Notes to Consolidated Financial Statements

Share-based compensation expenses are included in selling, general and administrative expenses in the statements of operations, and consisted of the following (in thousands):

	2011	2010
Consultants	$14	$37
Directors	280	135
Employees	112	410
Executive officers	501	1,087
Total share-based compensation expense - options	$907	$1,669

The following are the weighted-average assumptions used in valuing stock options:

	2011	2010

Fair value of options granted	$0.19	$0.13
Volatility	101.5%	114.3%
Risk free interest rate	0.8%	1.5%
Expected life of options (in years)	5.2	5.8
Expected dividends	-	-
Forfeiture rate	5%	5%

The following table summarizes option activity during 2010 and 2011:

	Employees and Directors		Consultants
	Weighted		Weighted
	Average	Shares	Average	Shares	Total
	Exercise	Under	Exercise	Under	Number of
	Price	Options	Price	Options	Options

Outstanding, January 1, 2010	$0.41	22,771,800	$1.46	1,817,151	24,588,951
Granted	0.20	23,068,503	0.20	570,000	23,638,503
Forfeited, expired or cancelled	0.78	(2,078,727)	1.18	(663,616)	(2,742,343)
Exercised	NA		NA
Outstanding, December 31, 2010	0.41	43,761,576	1.46	1,723,535	45,485,111
Granted	0.21	4,404,224	0.31	800,000	5,204,224
Forfeited, expired or cancelled	0.34	(12,067,079)	10.00	(33,535)	(12,100,614)
Exercised	NA		NA
Outstanding, December 31, 2011	$0.34	36,098,721	$0.76	2,490,000	38,588,721

Exercisable, December 31, 2011	$0.26	25,914,194	$0.95	1,773,330	27,687,524
Exercisable, December 31, 2010	$0.30	28,014,506	$1.15	1,723,535	29,738,041

Index

NutraCea
Notes to Consolidated Financial Statements

The following table summarizes information related to outstanding and exercisable options:

	As of December 31, 2011
	Outstanding			Exercisable
Range of Exercise Prices	Shares Under Options	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Shares Under Options	Weighted Average Exercise Price	Remaining Contractual Life (in years)

$0.20	32,821,001	$0.20	6.8	22,336,474	$0.20	6.1
$0.21 to $0.40	4,352,720	0.30	4.0	3,936,050	0.30	3.5
$0.81 to $1.00	105,000	0.86	1.4	105,000	0.86	1.4
$1.00 to $1.20	105,000	1.14	4.4	105,000	1.14	4.4
$1.21 to $1.40	100,000	1.21	4.1	100,000	1.21	4.1
$1.41 to $1.60	800,000	1.50	1.3	800,000	1.50	1.3
$3.01 to $3.20	200,000	3.03	0.2	200,000	3.03	0.2
$3.81 to $4.00	105,000	3.83	5.5	105,000	3.83	5.5
$0.20 to $4.00	38,588,721	$0.27	6.3	27,687,524	$0.30	5.6

On July 15, 2011, we entered into amendments to employment agreements with each of our four executive officers.  Twenty percent of each officer’s salary for the last six months of 2011 was paid in stock options instead of in cash.  The options vested and become exercisable in twelve equal installments commencing on July 15, 2011 and ending on December 31, 2011.  Under the amendments we issued options to purchase 2,116,726 shares of common stock, at an average exercise price of $0.20, and an average initial term of 1.6 years.

In March 2011, we reached an agreement to settle all potential claims associated with the employment of Mr. Todd Crow, our former chief financial officer.  As part of the settlement, Mr. Crow was required to forfeit 1,662,942 options and return 9,666 shares of common stock held.  The agreement was subject to the approval of the Bankruptcy Court and became effective upon court approval in April 2011.  We cancelled the stock and options in the second quarter of 2011.  The options had an average exercise price of $0.37 per share and were outstanding and exercisable as of December 31, 2010.  No value was assigned to the cancelled stock or options because we transferred no cash or other assets in exchange.  In connection with the settlement, Mr. Crow agreed to withdraw his $0.2 million bankruptcy claim.

In December 2010, we reached an agreement to settle all potential claims associated with the employment of Mr. Brad Edson, our former chief executive officer.  The agreement was subject to the approval of the Bankruptcy Court and became effective upon court approval in January 2011.  Mr. Edson agreed to return to NutraCea $0.4 million, representing a bonus earned in 2008.  We recorded a receivable for the return of the bonus.  The corresponding income reduced selling, general and administrative expenses in the first quarter of 2011.  As partial payment of the receivable, Mr. Edson forfeited 6,000,000 options granted in 2004 and returned 35,000 shares of common stock in payment of $0.3 million of his obligation.  The options had an exercise price of $0.30 per share and were outstanding and exercisable as of December 31, 2010.  We reduced the receivable from Mr. Edson, reduced equity by $0.3 million, and cancelled the options in the first quarter of 2011, when the Bankruptcy Court approved the agreement.  The remaining $0.1 million receivable remains unpaid and is fully reserved due to uncertainty with regard to collectability of the receivable.

In July 2010, we modified 3,045,347 outstanding options, which had been awarded to employees.  The exercise price of the options was lowered to $0.20 per share from a weighted average of $0.40 per share.  The stock price on the date of the re-pricing was $0.12 per share.  No other terms of the options were modified.  We recorded expense of less than $0.1 million in 2010, representing the difference between the fair value of the options before and after the modification.  Total unrecognized compensation increased less than $0.1 million as a result of the modification.

Index

NutraCea
Notes to Consolidated Financial Statements

Warrants

We have outstanding warrants classified as equity (equity warrants) and as warrant liability (liability warrants).

	Equity Warrants			Liability Warrants
	Shares Under Equity Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Liability Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding and Exercisable, January 1, 2010	1,545,454	$0.86	1.4	42,800,942	$1.24	3.1
Granted	-	-		-
Impact of antidilution clauses	-			-
Exercised	-			-
Forfeited, expired or cancelled	(1,000,000)	2.50		(2,916,818)	0.64
Outstanding and Exercisable, December 31, 2010	545,454	$0.69	2.8	39,884,124	$1.28	2.3
Granted	5,158,916	0.23		-
Impact of antidilution clauses	-			6,303,255
Exercised	-			-
Forfeited, expired or cancelled	(2,230,000)	0.23		(2,872,385)	1.13
Outstanding and Exercisable, December 31, 2011	3,474,370	$0.30	3.5	43,314,994	$1.10	1.5

The following table summarizes information related to outstanding and exercisable warrants:

		As of December 31, 2011
		Outstanding and Exercisable
Range of Exercise Prices	Type of Warrant	Shares Under Warrants	Weighted Average Exercise Price	Remaining Contractual Life (in years)

$0.20	Liability	9,707,282	$0.20	3.2
$0.22-$0.23	Equity	2,928,916	0.22	3.8
$0.69	Equity	545,454	0.69	1.8
$0.92	Liability	10,360,057	0.92	1.3
$1.56	Liability	23,247,655	1.56	0.9
$0.20 to $1.56		46,789,364	$1.04	1.7

We have certain warrant agreements in effect for outstanding liability warrants that contain antidilution clauses.  Under the antidilution clauses, in the event of equity issuances, we may be required to lower the exercise price on liability warrants and increase the number of shares underlying liability warrants.  Equity issuances may include issuances of our common stock, certain awards of options to employees, and issuances of warrants and/or other convertible instruments below a certain exercise price.

Index

NutraCea
Notes to Consolidated Financial Statements

The table below summarizes the equity and liability classified warrants issued in 2011 and through the date of this filing, which triggered the antidilution clauses in certain liability warrants.

Triggering Event		Shares Under Equity Warrants	Shares Under Liability Warrants	Average Exercise Price of Warrants
Common stock and warrant issuance to Buyer (Note 13):
Second quarter 2011		605,730	-	$0.23
Convertible note and warrant issuances (Note 11):
First quarter 2011	(1)	500,000	-	0.25
Second quarter 2011	(2)	730,000	-	0.23
Third quarter 2011, event A	(2)	270,000	-	0.23
Third quarter 2011, event B	(2)	730,000	-	0.23
Fourth quarter 2011	(3)	2,323,186	-	0.22
Total in 2011		5,158,916	-	$0.23

Convertible note and warrant issuances (Note 11):
First quarter 2012		-	50,862,500	$0.12

(1)	The warrant to purchase 500,000 shares of common stock, issued to the holder of the convertible note in the first quarter of 2011, was cancelled in the second quarter of 2011.
(2)	Warrants to purchase 1,730,000 shares of common stock, issued to the holder of the convertible note in the second and third quarters of 2011, were cancelled in the fourth quarter of 2011.
(3)	Warrants to purchase 2,323,186 shares of common stock, issued to the holder of the convertible notes in the fourth quarter of 2011, were cancelled in the first quarter of 2012.

The table below summarizes the impact of the events listed above which triggered the antidilution clauses in certain liability warrants.

	Before Event		After Event
Triggering Event	Shares Under Existing Liability Warrants	Weighted Average Exercise Price	Shares Under Existing Liability Warrants	Weighted Average Exercise Price	Increase in Shares Under Existing Liability Warrants
Common stock and warrant issuance to Buyer (Note 13):
Second quarter 2011	40,735,768	$1.25	41,707,143	$1.22	971,375
Convertible note issuances and warrants (Note 11):
First quarter 2011	39,884,124	1.28	40,735,768	1.25	851,644
Second quarter 2011	38,834,756	1.23	39,721,515	1.20	886,759
Third quarter 2011, event A	39,721,515	1.20	40,362,227	1.19	640,712
Third quarter 2011, event B	40,362,227	1.19	41,340,438	1.16	978,211
Fourth quarter 2011	41,340,438	1.16	43,314,994	1.10	1,974,554
Impact in 2011					6,303,255

Convertible note and warrant issuances (Note 11):
First quarter of 2012	43,314,994	$1.10	71,600,734	0.67	28,285,740

NOTE 13. SETTLEMENT WITH HERBAL SCIENCE

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

Index

NutraCea
Notes to Consolidated Financial Statements

During the first quarter of 2011, we paid $0.4 million of our obligation to HS.  In the second quarter of 2011, HS sold their receivable due from us to a third party (Buyer).  In settlement of our remaining $0.5 million obligation to Buyer we issued to Buyer 2,576,775 shares of common stock and a warrant to purchase 605,730 shares, at $0.23 per share, expiring in November 2016, in a noncash transaction.  The fair value of the common stock and warrant issued to Buyer exceeded our obligation to the Buyer by $0.2 million.  This excess was recorded as a transaction cost in other expense in the second quarter of 2011.  The stock had a fair value, based on the closing price of our stock, of $0.6 million.  The warrant had a fair value of $0.1 million, determined using Black-Scholes valuation methodology.

As a result of the settlement of our obligation to HS in the second quarter of 2011, we became the sole member of Rice Rx, LLC (RRX) and Rice Science, LLC (RS), each Delaware limited liability companies formed with HS in December 2007.  Our ownership interest in RRX, increased from 50% to 100% and our ownership interest in RS increased from 80% to 100%.  In addition, we were assigned all interests in the patentable pharmaceuticals, SRB isolates and related intellectual property derived from the preliminary research and development activities of RRX and RS.

The $0.9 million settlement was comprised of $0.6 million for the satisfaction of liabilities RRX and RS had payable to HS, $0.1 million for interest expense on those liabilities, $0.1 million for reimbursement of HS attorney fees, and $0.1 million for the additional ownership interests in RRX and RS.  We used cash to satisfy our obligation to pay the $0.1 million for the ownership interests and $0.3 million of the liabilities to RRX and RS and settled the remainder of the liabilities, interest and attorneys fees, with issuance of the shares of common stock and the warrant to the Buyer.

We had a controlling interest in RS prior to the transaction, therefore no gain or loss was recorded with the purchase of the additional RS ownership interests.  We recorded the indicated loss, representing the cash paid for the RS ownership interests and the noncontrolling interest derecognized with the transaction, of $0.3 million in equity in the second quarter of 2011.  RS had no loss from operations in 2011 or 2010.

We increased our interest in RRX from a noncontrolling interest to a controlling interest.  Consequently, in the second quarter of 2011, we recorded a loss on the transaction, equal to the cash paid for the RRX ownership interests and the net RRX liabilities assumed, of $0.1 million.  The $0.1 million loss on acquisition of the additional interest in RRX is included in other income (expense).  RXX had no loss from operations in 2011 or 2010.

Index

NutraCea
Notes to Consolidated Financial Statements

NOTE 14. INCOME TAXES

Deferred tax assets (liabilities) are comprised of the following (in thousands):

	As of December 31,
	2011	2010
United States
Net operating loss carryforwards	$42,008	$42,140
Allowance for doubtful accounts	-	254
Gain on sale of membership interests in Nutra SA	374	-
Stock options and warrants	3,000	2,822
Intangible assets	577	378
Property, plant and equipment	4,372	3,233
Capitalized expenses	1,217	1,312
Other	283	380
Deferred tax assets	51,831	50,519
Less: Valuation allowance	(51,831)	(50,519)
Net deferred tax asset	-	-
Brazil
Intangible assets	(904)	(1,155)
Property, plant and equipment	(2,927)	(3,482)
Net operating loss carryforwards	14	266
Other	209	302
Net deferred tax liability	(3,608)	(4,069)
	$(3,608)	$(4,069)

Deferred tax asset - current	$159	$292
Deferred tax liability - long-term	(3,767)	(4,361)
	$(3,608)	$(4,069)

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes.  We have determined it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly we have provided a valuation allowance for deferred tax assets.  Our valuation allowance is on U.S. deferred tax assets.  The change in valuation allowance of approximately $1.3 million in 2011 is primarily due to (i) $3.4 million in net operating loss and other deferred changes from 2011 operations, offset by (ii) the $0.4 million impact for state rate changes and (iii) a $1.7 million adjustment of net operating loss carryforwards to the returns filed. The change in valuation allowance of approximately $5.3 million in 2010 was primarily due to the net losses from operations and the impairment charges to various long-lived assets.

As of December 31, 2011, net operating loss carryforwards for U.S. federal tax purposes totaled $111.3 million and expire at various dates from 2012 through 2031.  Net operating loss carryforwards for state tax purposes totaled $79.4 million as of December 31, 2011, and expire at various dates in 2012 through 2031.  As of December 31, 2011, net operating loss carryforwards for Brazil tax purposes totaled less than $0.1 million and do not expire.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended and similar state regulations.  The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

We are subject to taxation in the U.S. and various states.  We record liabilities for income tax contingencies based on our best estimate of the underlying exposures.  We are open for audit by the IRS for years after 2007 and, generally, by U.S. state tax jurisdictions after 2006.  We are open for audit by the Brazilian tax authorities for years after 2007.

Loss before income taxes is comprised of the following (in thousand):

	2011	2010

Foreign	$(2,277)	$(2,722)
Domestic	(8,943)	(13,881)
Loss before income taxes	$(11,220)	$(16,603)

Index

NutraCea
Notes to Consolidated Financial Statements

Foreign earnings are assumed to be permanently reinvested.  U.S. federal income taxes have not been provided on undistributed earnings of our foreign subsidiary.

The income tax benefit of $0.3 million in 2011 and $0.9 million in 2010 is all foreign deferred tax benefit.  We have no U.S. tax provision or benefit in 2011 or 2010.

Reconciliations between the amount computed by applying the U.S. federal statutory tax rate (34%) to loss before income taxes, and income tax benefit follows (in thousands):

	2011	2010

Income tax benefit at federal statutory rate	$(3,815)	$(5,645)
Increase (decrease) resulting from:
State tax benefit, net of federal tax effect	(347)	(690)
Change in valuation allowance	1,313	5,283
Adjustment to U.S. net operating losses	1,694	-
Nontaxable fair value adjustment	(113)	119
Impact of state rate changes	437	-
Nondeductible expenses	18	8
Foreign taxes	(6)	(10)
Adjustments to Brazil deferred balances	429	-
Adjustments to U.S. deferred balances	45	-
Income tax benefit	$(345)	$(935)

We have not identified any uncertain tax positions requiring a reserve as of December 31, 2011 or 2010.

NOTE 15. RECOVERIES FROM FORMER CUSTOMERS

In 2011, pursuant to a settlement agreement with a former customer, we received $0.8 million in connection with a 2007 transaction with that customer.  We shipped products in 2007 to the customer and no revenue was recognized for the transaction under revenue recognition rules.  The customer had not remitted payment prior to the settlement.  The $0.8 million received is included in recoveries from former customers in the statements of operations for 2011.

In 2007, we closed on the sale of certain products to a customer.  The applicable criteria for revenue recognition were not met at that time.  The $1.0 million deposit we received in the transaction was carried as an other long-term liability on our balance sheet since 2007 until the fourth quarter of 2011, when we eliminated the liability upon the resolution of certain legal matters associated with the transaction.  We recognized a reduction in operating expenses in the amount of $1.0 million, which is recorded in recoveries from former customers in the statements of operations for 2011.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Purchase and Supply Commitments

In November 2011, Irgovel entered into a commitment to supply a customer $0.1 million of crude rice bran oil each month from December 2011 to May 2012 at a fixed price.  The commitment represents approximately 10% of Irgovel’s crude oil production capacity.

As of December 31, 2011, Irgovel had equipment purchase commitments totaling $2.6 million.  The equipment is part of a capital project to expand production capacity and improve operational efficiency.  We expect to pay for this equipment during 2012.

Employment Contracts

We have entered into employment and other agreements with certain executives and other employees that provide for compensation and certain other benefits.  These agreements provide for severance payments under certain circumstances.

In the normal course of business, we periodically enter into employment agreements which incorporate indemnification provisions.  While the maximum amount to which we may be exposed under such agreements cannot be reasonably estimated, we maintain insurance coverage, which we believe will effectively mitigate our obligations under these indemnification provisions.  No amounts have been recorded in our financial statements with respect to any obligations under such agreements.

Index

NutraCea
Notes to Consolidated Financial Statements

Leases

We lease certain properties under various operating lease arrangements that expire over the next twenty four years.  These leases generally provide us with the option to renew the lease at the end of the lease term.  Future minimum payments under these commitments as of December 31, 2011, are as follows: $0.3 million for 2012; $0.4 million for 2013; $0.4 million for 2014; $0.3 million in 2015; $0.3 million in 2016 and $1.2 million thereafter.

We incurred lease expense of $0.5 million in both 2011 and 2010.

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

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Parent Company has not been served with any formal notices in regard to this matter so far.  To date, only Irgovel has received formal legal notice.  In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration.  As part of the Purchase Agreement $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of December 31, 2011 and 2010, the balance in the escrow account was $1.9 million and is included in restricted cash in our balance sheets.  There is an offsetting liability in accrued expenses in our balance sheets as of December 31, 2011and 2010.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

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

Index

NutraCea
Notes to Consolidated Financial Statements

Farmers’ Rice Milling

Farmers’ Rice Milling (FRM) contended that we defaulted by failing to pay rentals due under two leases between the parties: (i) the March 15, 2007, ground lease, as amended on November 1, 2008, and (ii) the April 15, 2007, warehouse lease.  FRM filed suit against us to terminate the leases and recover damages thereunder.  This suit was filed in the 14th Judicial District Court on June 24, 2009, and was timely removed to the United States District Court, Western District of Louisiana, Lake Charles division.  We filed an answer and counterclaim and deposited into the registry of the court $0.1 million constituting the rentals due under the leases, a late fee due under the warehouse lease plus accrued interest.  As part of the Chapter 11 Reorganization, the leases were assumed under Section 365 of the Bankruptcy Code.  Arrearages due under the leases of less than $0.1 million were paid in January 2011 and the lawsuit was dismissed.  FRM also asserted a claim for monetary damages for breach of a supply agreement, but that claim was dismissed from the lawsuit and allowed as a general unsecured claim in the Chapter 11 Reorganization.

NOTE 17. EMPLOYEE BONUS PLAN

In July 2010, the Board approved a cash incentive bonus plan for a total of $1.0 million to be paid to employees, employed at the time of payment, if all of the following conditions are met: (i) court approval of our Plan of Reorganization and successfully exiting the Chapter 11 bankruptcy process, (ii) being cash flow positive, defined by our board as earnings before interest, taxes, depreciation, amortization and certain non-cash charges, and (iii) cash availability as determined by our board at its sole discretion.  Because the consolidated operating cash flow condition and cash availability condition were not met as of December 31, 2011 or 2010, the Board has not approved payments and no accruals have been recorded.

NOTE 18. RELATED PARTY FINANCIAL ADVISOR AGREEMENT

In January 2012, Baruch Halpern became a member of our board of directors. Mr. Halpern is the principal in Halpern Capital (HC).  Under a February 2011 financial advisor agreement we are obligated to pay HC success fees ranging from 2.5% to 5.0% of the consideration received from certain equity, convertible securities or debt transactions.  We must also issue warrants to purchase shares of common stock that equal from 2.5% to 5.0% of the consideration received in those transactions, divided by either the market price of the common stock or the conversion price of the securities issued in the transaction.  This agreement terminates in April 2012.

During 2011, all of the issuances of our convertible notes and related warrants described in Note 11 were to Mr. Halpern and as of December 31, 2011, Mr. Halpern held all of our outstanding convertible notes.

In connection with the January 2012 issuances of the subordinated convertible notes and senior convertible note, and related warrants, described in Note 11, HC received $0.1 million in cash fees under the financial advisor agreement.  Mr. Halpern received $0.10 transactional warrants exercisable for 712,500 shares of common stock at $0.10 per share and transactional warrants exercisable for 150,000 shares of common stock at $0.15 per share owed to HC under the financial advisor agreement.  HC received no cash fees in 2010 under the agreement.

NOTE 19. SEGMENT INFORMATION

We have three reportable business segments: (1) Corporate; (2) USA, which manufactures and distributes SRB in various granulations along with other products derived from rice bran via proprietary and patented enzyme treatment processes; and (3) Brazil, which extracts crude RBO and DRB from rice bran, which are then further processed into a number of valuable human food and animal nutrition products.  The Corporate segment includes selling, general and administrative expenses including public company expenses, litigation, and other expenses not directly attributable to other segments.  No Corporate allocations are made to the other segments.  General corporate interest is not allocated.

Index

NutraCea
Notes to Consolidated Financial Statements

The table below presents segment information for the years identified and provides a reconciliation of segment information to total consolidated information (in thousands).

	2011
	Corporate		USA (1)		Brazil (2)	Consolidated

Revenues	$-		$10,700		$26,257	$36,957
Cost of goods sold	-		7,566		21,820	29,386
Gross profit	-		3,134		4,437	7,571
Intersegment fees	(439)		-		439	-
Depreciation and amortization (in selling, general and administrative)	(119)		(1,306)		(1,226)	(2,651)
Impairment of intangibles, property, plant and equipment	(240)		(1,352)		-	(1,592)
Recoveries from former customers	-		1,800		-	1,800
Other operating expenses	(5,556	)(3)	(3,728)		(5,428)	(14,712)
Loss from operations	$(6,354)		$(1,452)		$(1,778)	$(9,584)

Net loss attributable to NutraCea shareholders	$(6,875)		$(1,631)		$(1,593)	$(10,099)
Interest expense	(619)		(180)		(964)	(1,763)
Depreciation (in cost of goods sold)	-		(993	)(4)	(1,336)	(2,329)
Purchases of property and equipment	-		98		6,769	6,867
Property, plant and equipment, end of period	263		11,899		15,833	27,995
Goodwill, end of period	-		-		5,240 (5)	5,240
Intangible assets, net, end of period	-		1,612		2,316	3,928
Total assets, end of period	4,672		14,219		33,341	52,232

	2010
	Corporate		USA (1)		Brazil (2)	Consolidated

Revenues	$-		$12,239		$21,139	$33,378
Cost of goods sold	-		7,865		18,553	26,418
Gross profit	-		4,374		2,586	6,960
Intersegment fees	-		-		-	-
Depreciation and amortization (in selling, general and administrative)	(218)		(1,420)		(1,192)	(2,830)
Impairment of property, plant and equipment	-		(1,900)		-	(1,900)
Loss on disposal of trademarks, property, plant and equipment	-		(943)		-	(943)
Other operating expenses	(7,573	)(3)	(4,254)		(3,365)	(15,192)
Loss from operations	$(7,791)		$(4,143)		$(1,971)	$(13,905)

Net loss attributable to NutraCea shareholders	$(9,541)		$(4,341)		$(1,786)	$(15,668)
Interest expense	(419)		(198)		(789)	(1,406)
Depreciation (in cost of goods sold)	-		(447	)(4)	(1,497)	(1,944)
Purchases of property and equipment	33		92		647	772
Property, plant and equipment, end of period	660		10,673		12,721	24,054
Assets held for sale, end of period	-		3,598		-	3,598
Goodwill, end of period	-		-		5,835 (5)	5,835
Intangible assets, net, end of period	-		2,901		3,395	6,296
Total assets, end of period	7,143		17,308		28,350	52,801

(1)	The USA segment was formerly referred to as “SRB”.
(2)	The Brazil segment was formerly referred to as “Bio-Refining”.
(3)
Corporate segment operating expenses in 2011 includes an offset for a $0.4 million expense recovery on a settlement with a former officer.  Corporate segment operating expense include share-based compensation expense associated with stock options of $0.9 million in 2011 and $1.7 million in 2010.

Index

NutraCea
Notes to Consolidated Financial Statements

(4)
USA segment depreciation in 2011 includes depreciation on the Dillon facility of $0.6 million, $0.5 million in cost of goods sold and $0.1 million in inventory.  There was no depreciation on the Dillon facility in 2010 while the facility was classified as held for sale.

(5)	All changes in goodwill between December 31, 2010 and December 31, 2011, relate to foreign currency translation.

The following table presents revenues data by geographic area (in thousands):

	2011	2010

United States	$9,178	$9,879
Brazil	19,141	17,672
Other international	8,638	5,827
Total revenues	$36,957	$33,378

NOTE 20. FAIR VALUE MEASUREMENT

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Certain assets and liabilities are presented in the financial statements at fair value.  Assets and liabilities measured at fair value on a recurring basis include warrant liabilities.  Assets and liabilities measured at fair value on a non-recurring basis include property, plant and equipment.

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

The following table summarizes the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

		As of December 31, 2011
		Level 1	Level 2	Level 3	Total

Warrant liability	(1)	$-	$-	$1,296	$1,296
Total liabilities at fair value		$-	$-	$1,296	$1,296

		As of December 31, 2010
		Level 1	Level 2	Level 3	Total

Warrant liability	(1)	$-	$-	$1,628	$1,628
Total liabilities at fair value		$-	$-	$1,628	$1,628

(1)           We have certain warrant agreements in effect that contain antidilution clauses.  Under the antidilution clauses, in the event of equity issuances, we may be required to lower the exercise price on liability warrants and increase the number of shares underlying liability warrants.  Equity issuances may include issuances of our common stock, certain awards of options to employees, issuances of warrants and/or other convertible instruments below a certain exercise price.  We account for the warrants with these antidilution clauses as liability instruments.  These warrants are valued using a lattice model.

The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants. As of December 31, 2011, we estimated two future equity instruments issuance and assessed the probability of one at 90% and the other at 85%.  As of December 31, 2010, we also estimated two future equity instruments issuances;  one with an assessed probability of 25% and the other an assessed probability of 67%.  Additional assumptions that were used to calculate fair value follow.

Index

NutraCea
Notes to Consolidated Financial Statements

	December 31, 2011	December 31, 2010

Risk-free interest rate	0.1% - 0.8%	0.2% - 1.3%
	(0.2% weighted average)	(0.6% weighted average)
Expected life (years)	0.6- 2.5	0.4 - 3.5
	(1.3 weighted average)	(2.0 weighted average)
Expected volatility	84%	91%
Annual dividend yield	none	none

Each reporting period and the resultant change in fair value is recorded in the statements of operations as warrant liability income (expense).

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	2011
	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Warrants	Net Transfers Into (Out of) Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)
Warrant liability	$1,628	$332	$-	$-	$1,296	$332
Total Level 3 fair value	$1,628	$332	$-	$-	$1,296	$332

	2010
	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Warrants	Net Transfers Into (Out of) Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)
Warrant liability	$1,279	$(349)	$-	$-	$1,628	$(349)
Total Level 3 fair value	$1,279	$(349)	$-	$-	$1,628	$(349)

(1)	Included in warrant liability income (expense) in the statements of operations.

The following tables summarize the fair values by input hierarchy of items measured at fair value in our balance sheets on a nonrecurring basis (in thousands):

						2010
		As of December 31, 2010				Impairment
		Level 1	Level 2	Level 3	Total	Losses

Assets held for sale - property, plant and equipment	(1)	$-	$-	$3,598	$3,598	$900
Total assets at fair value		$-	$-	$3,598	$3,598	$900

(1)	Represents land, building and equipment at our Dillon, Montana facility carried at fair value, based on an evaluation of market conditions and discounted cash flow analyses, less costs to sell.

Index

PART II
(continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (Exchange Act) was performed as of December 31, 2011, under the supervision and with the participation of our current management, including our current Chief Executive Officer and Chief Financial Officer.  Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011 because of the material weaknesses described below.  The Company performed additional analyses and other post-closing procedures to ensure that our Consolidated Financial Statements contained within this Annual Report were prepared in accordance with GAAP.  Accordingly, management believes that the Consolidated Financial Statements included in this Annual Report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Under the supervision and with the participation of current management, including our current Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.”

As a result of the material weaknesses described below, our management concluded that as of December 31, 2011 we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Index

Management identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2011 at our Brazilian subsidiary, Irgovel:

•
One individual prepared and entered journal entries in the accounting system and preformed account reconciliations which were not subject to independent review and approval.  Documentation of the review and approval of key control documents was lacking;

•
Year end physical inventory procedures in place were not sufficient to ensure all physical inventory was counted and that obsolete and slow moving inventory was isolated and identified during the count; and

•	Unapproved invoices could be entered into the accounting system and paid by an electronic payment process allowing inappropriate expenditures to potentially go undetected.

Plan for Remediation

We performed additional analyses and other post-closing procedures to ensure that our Consolidated Financial Statements contained within this Annual Report were prepared in accordance with GAAP.  In order to remediate the material weaknesses listed above we intend to:
•	hire additional accounting staff at Irgovel and segregate duties;
•	establish procedures which require all manually processed journal entries to be independently reviewed;
•	establish and enforce procedures which ensure a complete and accurate annual physical inventory.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our executive officers, our directors and nominees, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Executive Compensation”, “Proposal 1:  Election of Directors”, and “Section 15(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2012 Annual Meeting of shareholders and is incorporated herein by reference.

We have adopted a code of business conduct and ethics that applies to all of our directors, officers and employees.  We will provide any person, without charge, a copy of this Code.  Requests for a copy of the code may be made by writing to NutraCea at 6720 North Scottsdale Road Suite 390, Scottsdale, Arizona 85253, Attention: Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Proposal One:  Election of Directors” and “Executive Compensation” in our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans is included under the captions “Ownership of Securities” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Proposal 1:  Election of Directors” in our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Index

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Principal Accountant Fees and Services” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See Exhibit Index attached hereto.
The Financial Statements are included under Item 8.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEA

Date: March 30, 2012	By:	/s/ W. John Short
W. John Short
Director and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ W. John Short	Director and Chief Executive Officer	March 30, 2012
W. John Short

Principal Financial Officer and Principal Accounting Officer
/s/ J. Dale Belt	Chief Financial Officer and Secretary	March 30, 2012
Jerry Dale Belt

Additional Directors:

/s/ Baruch Halpern	Director	March 30, 2012
Baruch Halpern

/s/ Richard H. Koppes	Director	March 30, 2012
Richard H. Koppes

/s/ Edward L. McMillan	Director and Chairman	March 30, 2012
Edward L. McMillan

/s/ James Lintzenich	Director	March 30, 2012
James Lintzenich

/s/ John J. Quinn	Director	March 30, 2012
John J. Quinn

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.01
Quotas Purchase and Sale Agreement, dated January 31, 2008, between NutraCea and Quota Holders of Irgovel - Industria Riograndens De Oleos Begetais Ltda (incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on August 11, 2008s and on Registrant’s Annual Report on Form 10-K, filed on March 17, 2008)

2.02	First Amended Plan of Reorganization (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on November 2, 2010)
2.03
Second Amendment to Exhibit 1 to First Amended Plan of Reorganization (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on November 2, 2010)

3.01.1
Restated and Amended Articles of Incorporation as filed with the Secretary of State of California on December 13, 2001  (incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-KSB, filed on April 16, 2002)

3.01.2
Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on August 4, 2003  (incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-2, filed on November 18, 2005)

3.01.3
Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on October 31, 2003  (incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-QSB, filed on November 19, 2003)

3.01.4
Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on September 29, 2005  (incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-2, filed on November 18, 2005)

3.01.5
Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on August 20, 2007  (incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2007)

3.01.6
Amendment to Articles of Incorporation filed with the Secretary of State of California on June 30, 2011 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 5, 2011)

3.02
Certificate of Designation of the Rights, Preferences, and Privileges of the Series A Preferred Stock as filed with the Secretary of State of California on December 13, 2001 (incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-2, filed on June 4, 2002)

3.03
Certificate of Determination, Preferences and Rights of Series B Convertible Preferred Stock as filed with the Secretary of State of California on October 4, 2005  (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on October 4, 2005)

3.04
Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock as filed with the Secretary of State of California on May 10, 2006 (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on May 15, 2006)

3.05
Certificate of Determination, Preferences and Rights of the Series D Convertible Preferred Stock of NutraCea, as filed with the Secretary of State of California on October 17, 2008  (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on October 20, 2008)

3.06
Certificate of Determination, Preferences and Rights of the Series E Convertible Preferred Stock of NutraCea, as filed with the Secretary of State of California on May 7, 2009  (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on May 8, 2009)

3.07.1	Bylaws of NutraCea (incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-2, filed on June 12, 2006)
3.07.2	Amendment of Bylaws of NutraCea effective June 19, 2007 (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on June 25, 2007)
3.07.3	Amendment of Bylaws of NutraCea effective December 4, 2009 (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on December 10, 2009)
4.01
Form of warrant issued to subscribers in connection with NutraCea’s February 2007 private placement  (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on February 20, 2007)

4.02
Form of common stock purchase warrant issued to subscribers in connection with NutraCea’s April 2008 financing  (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on April 28, 2008)

4.03
Form of common stock warrant issued to holders of outstanding warrants in connection with NutraCea’s May 2009 exchange transaction (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on May 8, 2009)

10.01
Securities Purchase Agreement, dated February 15, 2007, by and among NutraCea and the investors named therein  (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on February 20, 2007)

Index

10.02
Registration Rights Agreement, dated February 15, 2007, by and among NutraCea and the investors named therein  (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on February 20, 2007)

10.03
Form of Securities Purchase Agreement, dated as of April 24, 2008, by and between NutraCea and each investor signatory thereto  (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on April 28, 2008)

10.04
Form of Securities Purchase Agreement, dated as of October 16, 2008, by and between NutraCea and each investor signatory thereto  (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on October 20, 2008)

10.05
Form of Exchange Agreement, dated May 7, 2009, by and between NutraCea and the holders of NutraCea’s outstanding Series D Convertible Preferred Stock  (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on May 8, 2009)

10.06	±
Shareholders’ Agreement with NutraCea Offshore, LTD., NutraCea and Bright Food Investment Company Limited, dated June 25, 2008  (incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on August 11, 2008)

10.07
Purchase Agreement between Ceautamed Worldwide, LLC and NutraCea, dated July 29, 2009 (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on August 4, 2009)

10.08	*	Employment Agreement between NutraCea and W. John Short (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on July 10, 2009)
10.09	*
First Amendment of Employment Agreement between NutraCea and W. John Short  (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on July 10, 2009)

10.10	*	Second Amendment of Employment Agreement between NutraCea and W. John Short (incorporated herein by reference to previously filed Form 10-Q, filed on May 11, 2011)
10.11	*
Third Amendment to Employment Agreement with W. John Short dated July 2, 2010  (incorporated herein by reference to exhibit 10.1 previously filed on Registrant’s Current Report on Form 8-K, filed on July 8, 2010)

10.12	*
Fourth Amendment to Employment Agreement with W. John Short dated July 15, 2011 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 20, 2011)

10.13	*	Employment Agreement between NutraCea and Leo Gingras (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on August 3, 2009)
10.14	*
First Amendment to Employment Agreement with Leo Gingras dated July 2, 2010  (incorporated herein by reference to exhibit 10.2 previously filed on Registrant’s Current Report on Form 8-K, filed on July 8, 2010)

10.15	*
Second Amendment to Employment Agreement with Leo Gingras dated July 15, 2011 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 20, 2011)

10.16	*	Employment Agreement with Jerry Dale Belt dated June 8, 2010 (incorporated herein by reference to exhibit 10.1 previously filed on Registrant’s Current Report on Form 8-K, filed on June 8, 2010)
10.17	*
First Amendment to Employment Agreement with Jerry Dale Belt dated July 15, 2011 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 20, 2011)

10.18	#*	Second Amendment to Employment Agreement with Jerry Dale Belt dated February 14, 2012
10.19	*	Employment Agreement with Colin Garner dated September 1, 2010 (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on January 5, 2011)
10.20	*
First Amendment to Employment Agreement with Colin Garner dated July 15, 2011 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 20, 2011)

10.21	*	NutraCea 2005 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on Form SB-2, filed on November 18, 2005)
10.22	*
Form of Non-Employee Director Stock Option Agreement under the NutraCea 2005 Equity Incentive Plan  (incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on March 17, 2008)

10.23	*
Form of Stock Option Agreement for NutraCea 2005 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on May 12, 2008)

10.24	*
Form of Restricted Stock Grant Agreement for NutraCea 2005 Equity Incentive Plan  (incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on August 11, 2008)

10.25	*
Stock Option Agreement dated February 8, 2007 between NutraCea and Leo Gingras  (incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on March 17, 2008)

10.26	*
Form of Stock Option Agreement for Stock Options Granted to Leo Gingras and Kody Newland on January 8, 2008 (incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on May 12, 2008)

10.27	*
Warrant Agreement between NutraCea and Steven Saunders dated February 27, 2006 (incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006)

10.28	*
Form of Non-statutory Stock Option Agreement between NutraCea and the non-employee members of the Board of Directors dated May 23, 2006 (incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2006)

Index

10.29	*
Form of Non-statutory Stock Option Agreement between NutraCea and the non-employee members of the Board of Directors dated May 1, 2007 (incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2007)

10.30
Asset Purchase Agreement with Kerry Inc. dated February 11, 2010 (incorporated herein by reference to exhibit 10.77 previously filed on Registrant’s Annual Report on Form 10-K, filed on February 24, 2011)

10.31		Stipulation and Agreement of Settlement dated May 17, 2010 (incorporated herein by reference to exhibit 10.1 previously filed on Registrant’s Current Report on Form 8-K, filed on May 18, 2010)
10.32	+
Nutra SA, LLC Membership Interest Purchase Agreement dated December 29, 2010 (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on January 5, 2011)

10.33		Form of Investor Rights Agreement (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on January 5, 2011)
10.34	*
Form of Amended and Restated Limited Liability Company Agreement for Nutra SA, LLC (incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on February 24, 2011)

10.35	*	2010 Equity Incentive Plan (incorporated herein by reference to previously filed Form 10-Q, filed on May 11, 2011)
10.36	*#	Form of Non-Employee Director Stock Option Agreement under the NutraCea 2010 Equity Incentive Plan
10.37	*#	Form of Stock Option Agreement for NutraCea 2010 Equity Incentive Plan
10.38	*#	Form of Restricted Stock Grant Agreement for NutraCea 2010 Equity Incentive Plan
10.39	*	Form of Indemnification Agreement for officers and directors of NutraCea (incorporated by reference to previously filed Form 10-Q, filed on May 11, 2011)
10.40	#
Loan agreement between Industria Riograndens De Oleos Vegetais Ltd. and Banco do Brasil S.A. in the amount of R$2,784,838, respectively. with a Brazilian bank dated December 15, 2011, English translation. from the original Portuguese

10.41	#	Loan agreement between Industria Riograndens De Oleos Vegetais Ltd. and Banco do Brasil S.A. in the amount of R$6,676,012 dated December 15, 2011, English translation. from the original Portuguese
10.42		Securities Purchase Agreement dated January 17, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.43		Security Agreement dated January 17, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.44		Subsidiary Guarantee dated January 17, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.45
Form of Original Issue Discount Senior Secured Convertible Debenture Due July 1, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)

10.46		Form of Common Stock Warrant (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.47		Note and Warrant Purchase Agreement dated January 17, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.48		Form of Secured Convertible Promissory Note (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.49		Form of Warrant to Purchase Shares (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.50		Security Agreement dated January 17, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.51		Form of Subordination Agreement (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)

21.01		List of subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See signature page).
31.1		Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	@	XBRL Instance Document
101.SCH	@	XBRL Taxonomy Extension Schema Document
101.CAL	@	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	@	XBRL Taxonomy Extension Calculation Definition Document
101.LAB	@	XBRL Taxonomy Extension Calculation Label Document
101.PRE	@	XBRL Taxonomy Extension Calculation Presentation Document

±	Confidential treatment granted as to certain portions.
+	Confidential treatment requested as to certain portions.

Index

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
@
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

#	Filed herewith