Form 10-Q
period 2012-03-31
NUTRACEA
filed 2012-05-15
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, shares of the registrant’s common stock outstanding totaled 204,766,437.

NutraCea
Index
Form 10-Q

Cautionary Note about Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue, liquidity or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  The forward-looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward-looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this Current Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011.  We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this quarterly report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

NutraCea
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2012 and 2011
(Unaudited) (in thousands, except per share amounts)

	2012	2011

Revenues	$9,746	$8,648
Cost of goods sold	8,005	6,442
Gross profit	1,741	2,206

Operating expenses:
Selling, general and administrative	3,645	3,477
Professional fees	471	802
Recovery from former customer	-	(800)
Total operating expenses	4,116	3,479

Loss from operations	(2,375)	(1,273)

Other income (expense):
Interest income	47	13
Interest expense	(418)	(388)
Foreign currency exchange, net	(206)	44
Change in fair value of derivative warrant and conversion liabilities	(2,362)	(2,576)
Loss on extinguishment	(2,986)	-
Financing expense	(1,524)	-
Other income	4	58
Other expense	(94)	(25)
Total other income (expense)	(7,539)	(2,874)

Loss before income taxes	(9,914)	(4,147)
Income tax benefit	542	60
Net loss	(9,372)	(4,087)
Net loss attributable to noncontrolling interest in Nutra SA	543	28
Net loss attributable to NutraCea shareholders	$(8,829)	$(4,059)

Loss per share attributable to NutraCea shareholders
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)

Weighted average number of shares outstanding
Basic	202,686	195,358

Diluted	202,686	195,358

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

NutraCea
Condensed Consolidated Statements of Comprehensive Loss
Three Months Ended March 31, 2012 and 2011
(Unaudited) (in thousands)

	2012	2011

Net loss	$(9,372)	$(4,087)

Other comprehensive income - foreign currency translation, net of tax	347	252

Comprehensive loss, net of tax	(9,025)	(3,835)

Comprehensive (income) loss attributable to noncontrolling interest, net of tax	373	(44)

Total comprehensive loss attributable to NutraCea shareholders	$(8,652)	$(3,879)

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

NutraCea
Condensed Consolidated Balance Sheets
March 31, 2012 and December 31, 2011
(Unaudited) (in thousands, except share amounts)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$468	$3,329
Restricted cash	1,918	2,118
Accounts receivable, net of allowance for doubtful accounts of $586 and $323	3,904	3,702
Inventories	2,130	2,297
Note receivable	400	700
Deferred tax asset	422	159
Income and operating taxes recoverable	1,698	1,659
Deposits and other current assets	1,161	1,049
Total current assets	12,101	15,013

Property, plant and equipment, net	29,080	27,995
Intangible assets, net	3,671	3,928
Goodwill	5,358	5,240
Other long-term assets	404	56
Total assets	$50,614	$52,232

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Accounts payable	$3,092	$2,995
Accrued expenses	4,593	4,202
Long-term debt, current portion	5,294	6,792
Pre-petition liabilities	-	1,615
Total current liabilities	12,979	15,604

Long-term liabilities:
Long-term debt, net of current portion	11,998	7,933
Deferred tax liability	3,586	3,767
Derivative warrant liabilities	7,476	1,296
Total liabilities	36,039	28,600

Commitments and contingencies

Redeemable noncontrolling interest in Nutra SA	9,545	9,918

Equity:
Equity attributable to NutraCea shareholders:
Preferred stock, 20,000,000 authorized and none issued	-	-
Common stock, no par value, 500,000,000 shares authorized, 204,766,437 and 201,264,622 shares issued and outstanding	209,581	209,613
Accumulated deficit	(203,740)	(194,911)
Accumulated other comprehensive loss	(811)	(988)
Total equity	5,030	13,714
Total liabilities, temporary equity and equity	$50,614	$52,232

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

NutraCea
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2012 and 2011
(Unaudited) (in thousands)

	2012	2011
Cash flow from operating activities:
Net loss	$(9,372)	$(4,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,439	1,186
Provision for doubtful accounts receivable	305	60
Stock and share-based compensation	346	208
Change in fair value of derivative warrant and conversion liabilities	2,362	2,576
Financing expense	1,524	-
Loss on extinguishment	2,986	-
Deferred tax benefit	(541)	(175)
Other	38	13
Changes in operating assets and liabilities:
Accounts receivable	(439)	510
Inventories	431	(70)
Accounts payable and accrued expenses	(349)	(122)
Pre-petition liabilities	(1,615)	(3,531)
Other	(60)	(916)
Net cash used in operating activities	(2,945)	(4,348)

Cash flows from investing activities:
Receipts on notes receivable	300	400
Purchases of property, plant and equipment	(1,543)	(1,853)
Proceeds from sale of property, plant and equipment	213	-
Restricted cash	200	(201)
Other	(9)	43
Net cash used in investing activities	(839)	(1,611)

Cash flows from financing activities:
Proceeds from issuance of convertible debt and related warrants	2,362	500
Proceeds from sale of membership interests in Nutra SA, net of costs	-	7,725
Payments of debt	(2,995)	(2,382)
Proceeds from issuance of debt	1,385	816
Net cash provided by financing activities	752	6,659

Effect of exchange rate changes on cash and cash equivalents	171	(18)
Net change in cash and cash equivalents	(2,861)	682
Cash and cash equivalents, beginning of period	3,329	537
Cash and cash equivalents, end of period	$468	$1,219

Supplemental disclosures:
Cash paid for interest	$373	$206
Cash paid for income taxes	-	-

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of NutraCea and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes and other financial information included in audited financial statements were condensed or omitted.  The Interim Financial Statements contain all adjustments necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented.

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2011.

The interim results reported in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for the full fiscal year, or any other future period, and have been prepared assuming we will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business.

Certain reclassifications have been made to amounts reported for the prior year to achieve consistent presentation with the current year.

Recent Accounting Pronouncements

Accounting pronouncements that are applicable to us and could potentially have a material impact on our consolidated financial statements, are discussed below.

In May 2011, the Financial Accounting Standards Board (FASB) amended guidance on fair value measurement and expanded the required disclosures related to fair value.  The amendments, among other things, clarify that the highest and best use concept applies only to nonfinancial assets and addresses the appropriate premiums and discounts to consider in fair value measurement.  We adopted the guidance prospectively, effective January 1, 2012.  Adoption did not have a significant impact on our financial position or results of operations.

In September 2011, the FASB amended guidance on goodwill impairment testing.  The amendments permit us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Previous guidance required us to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one).  If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under the amendments, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount.  We adopted the amendments effective for annual and interim goodwill impairment tests (if required) performed after January 1, 2012.  Adoption had no impact on our financial position or results of operations.

NOTE 2. CHAPTER 11 REORGANIZATION, LIQUIDITY AND MANAGEMENT’S PLAN

Chapter 11 Reorganization

On November 10, 2009, NutraCea (the Parent Company) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the District of Arizona (the Bankruptcy Court), in the proceeding entitled In re:  NutraCea, Case No. 2:09-bk-28817-CGC (the Chapter 11 Reorganization).  None of the Parent Company’s subsidiaries, including its Brazilian rice bran oil operation, were included in the bankruptcy filing.  The Parent Company continued to manage its assets and operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court through the November 2010 plan effective date (see below).   Under the Bankruptcy Code, certain claims against the Parent Company in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.  Additional claims arose subsequent to the filing date from the Parent Company’s business operations, its secured borrowing from Wells Fargo Bank, N.A. its employment of professionals, its disposition of certain non-core assets and its treatment of certain executory contracts.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

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

The liabilities subject to compromise existing at December 31, 2009, became the Parent Company’s payment obligations under the Amended Plan of approximately $7.0 million when the Amended Plan became effective.  As of December 31, 2011, remaining unpaid creditor obligations are reflected as pre-petition liabilities in our consolidated balance sheets.  Interest accrued on the unpaid pre-petition liabilities at an annual rate of 8.25% beginning in December 2010.

Through December 31, 2011, we had distributed $5.4 million to the unsecured creditors.  In January 2012, we made our final $1.6 million distribution to the general unsecured creditors.  Cumulatively, we made distributions totaling $7.0 million, representing 100% of the amount owed, plus accrued interest.  The distributions were made with the proceeds from (i) the sale of interests in Nutra SA LLC (Nutra SA), (ii) proceeds from the issuance of convertible notes, debentures and related warrants (iii) receipts on notes receivable and (iv) proceeds from the sale of the idle Phoenix facility.

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

We have taken steps in 2011 to improve profitability and liquidity by reducing our U.S. based employee headcount at both the corporate and plant operations level.  In the ongoing effort to improve profitability, significant emphasis will be placed on growing revenues.  The growth of revenues is expected to include the following:

•	growth in existing markets for stabilized rice bran (SRB), rice bran oil (RBO) and defatted rice bran (DRB);
•	aligning with strategic partners who can provide channels for additional sales of our products; and
•	implementing price increases.

In 2011 and the first three months of 2012, we issued shares of common stock and warrants to satisfy certain obligations in an effort to conserve cash.  In 2011 and the first three months of 2012, we also obtained funds from issuances of convertible debt and warrants.  The equity markets, however, were not a significant source of funds during 2011 and the first three months of 2012 due to our financial position, the state of the equity markets and our November 2010 emergence from bankruptcy.  Improving financial performance and equity market conditions may allow us to raise equity funds in the future.  We intend to provide the necessary cash to continue operations through the monetization of certain assets, improved profitability and possible equity and/or debt financing transactions.  Some of these monetizations could result in additional impairment of asset values.  Asset monetization may include some or all of the following:

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

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

We have three reportable business segments: (1) Corporate; (2) USA, which manufactures and distributes SRB in various granulations along with other products derived from rice bran via proprietary and patented enzyme treatment processes; and (3) Brazil, which extracts crude RBO and DRB from rice bran, which are then further processed into a number of valuable human food and animal nutrition products.  The Corporate segment includes selling, general and administrative expenses including public company expenses, litigation, and other expenses not directly attributable to other segments.  No Corporate allocations are made to the other segments.  General corporate interest is not allocated.  For further information on segment results see Note 13 to the consolidated financial statements included herein.

The USA segment consists of two locations in California and two locations in Louisiana all of which can produce SRB. One of the two Louisiana SRB facilities, located in Lake Charles, has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB) and RiBalance (a complete rice bran nutritional package derived from further processing SRB).  The manufacturing facilities included in our USA segment have proprietary and patented processing equipment and technology for the  stabilization and further processing of rice bran into finished products.  In 2011, 45.7% of USA segment revenue was from sales of human food products and 54.3% was from sales of animal nutrition products.

The Brazil segment consists of the operation of our subsidiary Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human and animal food markets in Brazil and internationally.  Irgovel owns the largest rice bran processing facility in South America and is the only company in Latin America to produce edible RBO for human consumption.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  DRB is sold in bulk as animal feed and compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market.  In 2011, Brazil segment revenue was derived 20.1% from sales of human food products, 50.5% from sales of industrial oils and 29.4% from animal feed and nutrition products.

NOTE 4. LOSS PER SHARE (EPS)

Basic EPS is computed by dividing net income (loss) attributable to NutraCea shareholders by the weighted average number of common shares outstanding during all periods presented.  Shares underlying options, warrants and convertible notes payable are excluded from the basic EPS calculation but are considered in calculating the diluted EPS.

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

Below are reconciliations of the numerators and denominators in the EPS computations for the three months ended March 31, 2012 and 2011.

	2012	2011
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to NutraCea shareholders	$(8,829)	$(4,059)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	202,686,445	195,358,442
Effect of dilutive securities outstanding	-	-
Diluted EPS - weighted average number of shares outstanding	202,686,445	195,358,442

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average exercise price of $0.26 and $0.30)	38,849,299	42,735,539
Warrants (average exercise price of $0.50 and $1.24)	106,712,071	40,994,431
Convertible debt	39,759,633	1,000,000

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

The impact of potentially dilutive securities outstanding at March 31, 2012 and 2011, was not included in the calculation of diluted EPS in 2012 and 2011 because to do so would be antidilutive.  Those securities listed in the table above which were antidilutive in 2012 and 2011, which remain outstanding, could potentially dilute EPS in the future.

NOTE 5. REDEEMABLE NONCONTROLLING INTEREST IN NUTRA SA

A summary of changes in redeemable noncontrolling interest for the three months ended March 31, 2012 and 2011 follows (in thousands).

	2012	2011
Redeemable noncontrolling interest in Nutra SA, January 1	$9,918	$-
Investors' purchase of additional units	-	7,725
Investors' interest in net loss of Nutra SA	(543)	(28)
Investors' interest in other comprehensive income of Nutra SA	170	72
Redeemable noncontrolling interest in Nutra SA, March 31	$9,545	$7,769

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

The Parent Company agreed to use $2.2 million of the funds received from the January 2011 transaction closing to repay amounts owed to its Class 6 general unsecured creditors in accordance with the Amended Plan.  The remaining $1.8 million was used for general corporate purposes, other unsecured creditor claims and administrative expenses associated with the Chapter 11 Reorganization.

We received in the second quarter of 2011, an additional $3.0 million from the Investors - $1.0 million for the purchase of outstanding units in Nutra SA from the Parent Company, which was used by the Parent Company for working capital, and $2.0 million for the purchase of new units in Nutra SA, which were used by Irgovel to fund a capital expansion.  We received in the third quarter of 2011 an additional $0.9 million from the Investors for the purchase of outstanding units in Nutra SA from the Parent Company, which was used by the Parent Company for working capital.  These purchases increased the Investors’ interest in Nutra SA to a 49.0% interest as of December 31, 2011 and the Investors’ interest remained 49.0% throughout the first three months of 2012.

We determined that we continue to control Nutra SA after each of the transactions and therefore we continue to consolidate Nutra SA.  We treated each transaction similar to an equity transaction, with no gain or loss recognized in consolidated net income or comprehensive income.  The Investors’ share of Nutra SA’s net income (loss) and other comprehensive income (expense) after the January 2011 closing increases (decreases) redeemable noncontrolling interest in Nutra SA.

Redeemable noncontrolling interest in Nutra SA is recorded in temporary equity, above the equity section and after liabilities on our consolidated balance sheets, because the Investors have the right to force a sale of Nutra SA assets in the future (see Drag Along Rights described below).  We have assessed the likelihood of the Investors exercising these rights as less than probable at March 31, 2012, in part because it is more likely the Investors will exercise other rights prior to January 2015.  We will continue to evaluate the probability of the Investors exercising their Drag Along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors will exercise these rights.

We are restricted from competing with Nutra SA and Irgovel in Brazil as further described in the MIPA.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

In the third quarter of 2011, in connection with the Investors’ purchase of additional units for $0.9 million, we entered into a waiver agreement to the MIPA and an amendment to the limited liability company agreement for Nutra SA, LLC (LLC agreement).  Under the waiver and amendment until the later of (i) the date the first phase of the Irgovel capital expansion project is completed or (ii) August 31, 2013, the Investors have the right to purchase additional units in Nutra SA at $2.00 per unit if (i) there are inadequate funds available from a Brazilian financial institution(s) to complete the first phase of the Irgovel capital expansion project or to operate Irgovel, creating a cash shortfall, and (ii) we are unable to fund the first $0.9 million of this shortfall, or our prorata share of any additional cash shortfall above the first $0.9 million, by purchasing additional units in Nutra SA at $2.00 per unit.

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

As of March 31, 2012, there have been no events of default.  Events of default, as defined in the MIPA, are:
•
A Nutra SA business plan deviation, defined as the occurrence, in either 2012, 2013 or 2014, of a 20% unfavorable variation in two out of three of the following: (i) revenue, (ii) earnings before interest, taxes, depreciation and amortization (EBITDA) or (iii) debt,

•	A Nutra SA EBITDA default, which is defined as the failure to achieve 85% of planned EBITDA for three consecutive quarters, or
•
A material problem, which is defined as a material problem in a facility (unrelated to changes in law, weather, etc.) likely to cause a Nutra SA business plan deviation or Nutra SA EBITDA default, which results in damages not at least 80% covered by insurance proceeds.

As of March 31, 2012, there have been no qualifying events.  The LLC agreement, as amended in the third quarter of 2011, defines a qualifying event as any event prior to September 16, 2014, which results, or will result in, (i) a person or group of persons exercising the right to appoint members to our board of directors holding one third or more of the votes of all board members, (ii) the sale, exchange, pledge or use as guarantee of one half of our ownership interest in Nutra SA to a third party (iii) the bankruptcy of NutraCea or Nutra SA or (iv) the Investors purchase of additional units in Nutra SA under the waiver to the MIPA, such that the Investors’ ownership interest in Nutra SA exceeds 49.0%.

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

Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA.

NOTE 6. INVENTORIES

Inventories are composed of the following (in thousands):

	March 31,	December 31,
	2012	2011
Finished goods	$1,207	$906
Work in process	387	804
Raw materials	331	353
Packaging supplies	205	234
Total inventories	$2,130	$2,297

NOTE 7.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Land	$424	$422
Furniture and fixtures	1,459	1,464
Plant	16,913	16,821
Computer and software	1,394	1,357
Leasehold improvements	189	189
Machinery and equipment	17,654	17,905
Construction in progress	8,015	5,775
Property, plant and equipment	46,048	43,933
Less accumulated depreciation	16,968	15,938
Property, plant and equipment, net	$29,080	$27,995

Property, plant and equipment increased in the first three months of 2012 by $2.2 million due to the capital expansion project at Irgovel.  Included in accounts payable at March 31, 2012, is $0.8 million related to amounts payable for capital expansion project additions.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8.  DEBT

The following table summarizes current and long-term portions of debt (in thousands).

	March 31,	December 31,
	2012	2011
USA segment:
Subordinated convertible notes, net	$5,646	$2,126
Senior convertible debenture, net	312	-
Customer list purchase	331	448
Supplier note	28	59
Factoring agreement	118	262
	6,435	2,895
Brazil segment:
Capital expansion loans	3,883	3,789
Equipment financing	188	214
Working capital lines of credit	1,795	1,778
Advances on export letters of credit	1,831	2,838
Special tax programs	3,160	3,211
	10,857	11,830
Total debt	17,292	14,725
Current portion	5,294	6,792
Long-term portion	$11,998	$7,933

Convertible Notes and Debenture

In January 2012, we issued subordinated convertible notes, a senior convertible debenture and related warrants, which are described in the chart below.

Issuance	Date of Debt and/or Warrant	Principal Amount of Notes and Debenture (in thousands)	Creditor's Debt Conversion Right	Stated Annual Interest Rate on Debt	Maturity Date of Debt	Number of Shares Under Warrant	Exercise Price of Warrant	Expiration Date of Warrant

Senior Convertible Debenture and Warrant	January 2012	$870	Convertible immediately at $0.15 per share	10%	July 2013	6,250,000	Exercisable beginning July 2012 at $0.12 per share	July 2017
Subordinated Convertible Notes and Warrants	January 2012	4,325	Convertible immediately at $0.10 per share	10%	January 2015	43,250,000	Exercisable immediately at $0.12 per share	January 2017
$0.10 Transactional Warrants	January 2012					1,112,500	Exercisable immediately at $0.10 per share	January 2017
$0.15 Transactional Warrants	January 2012					250,000	Exercisable beginning July 2012 at $0.15 per share	January 2017

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

All of the convertible debt and warrants listed in the table above contain full ratchet antidilution provisions and require the holders to provide us with 61 day notice prior to conversion or exercise if the holder would have a beneficial ownership interest in excess of 4.99% immediately after conversion or exercise.  The transactional warrants were issued under the terms of our financial advisor agreement with Halpern Capital, Inc. (see Note 15).

The senior convertible debenture and related warrant were issued for $0.8 million, a $0.1 million discount from the debenture stated principal amount.  We received cash proceeds of $0.6 million, net of cash financing costs.  Commencing August 2012, we are required to redeem 1/12th of the $0.9 million principal each month until the July 2013 maturity date.  In lieu of a cash redemption we may elect to issue shares equal to the monthly redemption amount divided by the lesser of (i) the current debenture conversion price ($0.15 per share at March 31, 2012) or (ii) 80% of the 20-day volume weighted average price of our common stock or (iii) the volume weighted average price of our common stock on the day immediately prior to the redemption date less $0.01.  The debenture is secured by a senior interest in substantially all of our assets, excluding our interest in Nutra SA.  Pursuant to the terms of the debenture, we may not pay any dividends while the debenture is outstanding.

The subordinated convertible notes with a face amount of $4.3 million, and the related warrants to purchase 43,250,000 shares of common stock, were issued in exchange for $1.7 million cash, net of issuance costs, and surrender of then outstanding convertible notes with original principal totaling $2.3 million and a related warrant (old notes and old warrant).  Interest is payable monthly at an annual rate of 10%.  The notes are secured by a junior interest in substantially all of our assets, excluding our interest in Nutra SA.  The old notes and old warrant were held by Baruch Halpern, who became a director concurrent with the January 2012 transaction.  In exchange for surrendering the old notes and old warrant and an additional $0.1 million cash investment, we issued a $2.5 million subordinated convertible note and related warrant to purchase 25,000,000 shares of common stock to a trust beneficially owned by Mr. Halpern (Halpern Trust).  Three different directors (or entities beneficially owned by the directors) were among the other investors in the transaction and purchased for $0.1 million subordinated convertible notes, in the principal amount of $0.1 million, and related warrants for the purchase of 1,000,000 shares of common stock.

A summary of the allocation of the proceeds in January 2012 follows (in thousands).

	Senior	Subordinated Convertible Notes
	Convertible Debenture	Halpern Trust	Other Investors	Total
(Increases) decreases in:
Debt - principal	$(870)	$(2,500)	$(1,825)	$(5,195)
Debt - discount	870	630	1,825	3,325
Debt - derivative conversion liabilities	(296)	(1,942)	(1,417)	(3,655)
Derivative warrant liabilities	(648)	(2,473)	(1,808)	(4,929)
Debt (carrying amount of old note)	-	2,152	-	2,152
Equity	-	1,089	-	1,089
Loss on extinguishment	-	2,986	-	2,986
Financing expense	168	-	1,356	1,524
Other long -term assets - deferred finance costs	144	65	132	341
Proceeds, net of finance costs	$632	$(7)	$1,737	$2,362

We accounted for the issuance of the $2.5 million subordinated convertible note and related warrant to the Halpern Trust as a significant modification to the old notes and warrant held by Mr. Halpern.  We recognized a loss on extinguishment for the difference between the fair value of the subordinated convertible note and warrant issued, determined using a lattice model and the total of (i) the Black-Scholes fair values of the conversion features embedded in the old notes, (ii) the Black-Scholes fair value of the old warrant, (iii) the carrying amount of the old notes and (iv) the proceeds received, net of issue costs.  The old notes’ embedded conversion features and the old warrant, did not qualify as separate derivative liabilities and, therefore, we reduced equity by the January 2012 fair value of the embedded conversion features and warrant  determined using the Black-Scholes method.  We concluded that the new warrant issued was not indexed to our common stock because of the full ratchet antidilution provisions and should be recorded as a derivative liability and carried at fair value.  We also concluded that the embedded conversion feature in the new note should be accounted for separately from the host debt as a derivative liability and carried at fair value.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

The $2.4 million in cash proceeds, net of issue costs, received from the senior convertible debenture and the subordinated convertible notes issued to the other investors was allocated to convertible debt and warrants.  We concluded that the warrants were not indexed to our common stock because of the full ratchet antidilution provisions each contain and should be recorded as derivative liabilities and carried at fair value.  We also concluded that the embedded conversion features in the convertible debt should be accounted for separately from the host debt as derivative liabilities and carried at fair value.  We determined the fair value of each warrant and embedded conversion feature using a lattice model.  In each case, the fair value of the warrants and embedded conversion features exceeded the proceeds received, which resulted in the recognition of financing expense on the date of issuance.

As of March 31, 2012, our convertible debt consists of the following components (in thousands):

	Senior	Subordinated Convertible Notes
	Convertible Debenture	Halpern Trust	Other Investors	Total
Principal outstanding	$(870)	$(2,500)	$(1,825)	$(5,195)
Discount	870	597	1,825	3,292
Derivative conversion liabilities	(312)	(2,163)	(1,580)	(4,055)
Debt	$(312)	$(4,066)	$(1,580)	(5,958)

Debt - current portion	$(312)	$-	$-	$(312)
Debt - long-term portion	-	(4,066)	(1,580)	(5,646)

The discount recorded on the subordinated convertible note held by the Halpern Trust and the related deferred finance costs are amortized to interest expense under the effective interest method.  As a result we are recognizing interest expense on this note at an effective interest rate of 23.9%.

The debt discounts on the senior convertible debentures and subordinated convertible notes held by the other investors, listed in the table above, are also being amortized to interest expense under the effective interest method.  However, because the fair value at issuance of the conversion features and warrants exceeded the proceeds from these issuances, in each case, under the effective interest method, this will result in the debt discount being expensed when the principal of the convertible debt matures or is redeemed, in proportion to the principal reduction.  Deferred finance costs are also being amortized to interest expense under the effective interest method, in a similar fashion.

Changes in the fair value of the derivative liabilities subsequent to issuance are recognized in other income (expense).

The entire $0.3 million carrying amount of the senior convertible debenture is classified as short-term.  If the holder of the debenture does not convert the debenture during the twelve months ended March 31, 2013, we will be required to pay $0.6 million to redeem the debenture with cash, unless we elect to pay in shares of common stock.

The $2.4 million in proceeds from the January 2012 issuances of the senior convertible debenture, subordinated convertible notes and related warrants were used to make the final distributions to the unsecured creditors in January 2012 and for general corporate purposes.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9.  EQUITY, SHARE-BASED COMPENSATION AND LIABILITY WARRANTS

A summary of equity activity for the three months ended March 31, 2012 (in thousands, except share data) follows.

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Deficit	Loss	Equity
Balance, December 31, 2011	201,264,622	$209,613	$(194,911)	$(988)	$13,714
Share-based compensation	-	235	-	-	235
Warrant exercised	1,552,667	711	-	-	711
Common stock issued for vendor services	1,139,500	111	-	-	111
Common stock issued in exchange for vested options	809,648	-	-	-	-
Cancellation of convertible notes and warrant	-	(1,089)	-	-	(1,089)
Foreign currency translation	-	-	-	177	177
Net loss	-	-	(8,829)	-	(8,829)
Balance, March 31, 2012	204,766,437	$209,581	$(203,740)	$(811)	$5,030

A summary of stock option and warrant activity for the three months ended March 31, 2012 follows.

	Options			Equity and Liability Warrants
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2011	38,588,721	$0.27	6.3	46,789,364	$1.04	1.7
Granted	4,325,672	0.16		50,862,500	0.12
Impact of anti-dilution clauses	-	-		28,285,738	-
Exercised	-	-		(5,003,038)	0.10
Forfeited, expired or cancelled	(2,296,159)	0.34		(2,323,186)	0.22
Outstanding, March 31, 2012	40,618,234	$0.24	6.6	118,611,378	$0.46	2.8
Exercisable, March 31, 2012	27,525,106	$0.25	5.7	112,361,378	$0.48	2.7

Options

In January 2012, we issued 809,648 shares of common stock to a retiring director in exchange for the surrender of vested stock options exercisable for 1,454,596 shares of common stock.  The fair value of the vested options surrendered on the date of the stock issuance equaled the $0.1 million fair value of the stock issued.

For 2012, our non-employee directors agreed to accept stock options in lieu of cash representing one half of the board retainer fees to which they otherwise would have been entitled.  As a result, we issued options for the purchase of 1,096,505 shares of common stock in March 2012 and for 121,384 shares in April 2012, at an exercise price of $0.14 per share.  The stock options vested 25% in April 2012, and the remainder vests in installments through December 31, 2012.  The $0.2 million grant date fair value of the options equaled the cash fees to which the directors were otherwise entitled.

In 2012, our three executive officers are receiving in cash 83.3% or 90.0% of their stated contract salary, as detailed in their employment agreements.  In April 2012, our board of directors granted these officers stock options for the purchase of up to 852,592 shares of common stock at an exercise price equal to $0.12 per share.  The options vested 25% in April 2012, and the remainder vests in installments through 2012.  The $0.1 million grant date fair value of the options equaled the officers’ salary forbearance.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

Warrants

We have outstanding warrants classified as equity (equity warrants) and as derivative warrant liabilities (liability warrants).  The following tables summarize information related to outstanding warrants as of March 31, 2012, and December 31, 2011, and the three months ended March 31, 2012.

	Equity Warrants			Liability Warrants
	Shares Under Equity Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Liability Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2011	3,474,370	$0.30	3.5	43,314,994	$1.10	1.5
Granted	-	-		50,862,500	0.12
Impact of antidilution clauses	-	-		28,285,738	-
Exercised	-	-		(5,003,038)	0.10
Forfeited, expired or cancelled	(2,323,186)	0.22		-	-
Outstanding, March 31, 2012	1,151,184	$0.45	3.2	117,460,194	$0.46	2.8
Exercisable, March 31, 2012	1,151,184	$0.45	3.2	111,210,194	$0.48	2.6

		Outstanding as of March 31, 2012			Outstanding as of December 31, 2011
Range of Exercise Prices	Type of Warrant	Shares Under Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Shares Under Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)

$0.10	Liability	15,524,024	$0.10	3.3	-	$-	-
$0.12	Liability	49,500,000	0.12	4.9	-	-	-
$0.15	Liability	250,000	0.15	4.8	-	-	-
$0.20	Liability	-	-	-	9,707,282	0.20	3.2
$0.22-$0.23	Equity	605,730	0.23	4.8	2,928,916	0.22	3.8
$0.64	Liability	15,020,013	0.64	1.1	-	-	-
$0.69	Equity	545,454	0.69	1.6	545,454	0.69	1.8
$0.92	Liability	-	-	-	10,360,057	0.92	1.3
$0.98	Liability	37,166,157	0.98	0.4	-	-	-
$1.56	Liability	-	-	-	23,247,655	1.56	0.9
		118,611,378	$0.46	2.8	46,789,364	$1.04	1.7

We have certain warrant agreements in effect for outstanding liability warrants that contain antidilution clauses.  Under the antidilution clauses, in the event of equity issuances, we may be required to lower the exercise price on liability warrants and increase the number of shares underlying liability warrants.  Equity issuances may include issuances of our common stock, certain awards of options to employees, issuances of warrants and/or other convertible instruments below certain exercise prices.  The January 2012 issuances of the convertible debt and related warrants triggered the antidilution clauses in these warrant agreements and as a result, we lowered the exercise price and increased the number of underlying shares on all liability warrants outstanding on the date of the transaction.

During the first quarter of 2012, the holder of a liability warrant to purchase 5,003,038 shares of common stock, exercised the warrants on a cashless basis and, as a result, we issued the holder 1,552,667 shares of our common stock.  We transferred the $0.7 million fair value of the liability warrant as of the date of exercise into equity.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Purchase and Supply Commitments

In November 2011, Irgovel entered into a commitment to supply a customer $0.1 million of crude rice bran oil each month from December 2011 to May 2012 at a fixed price.  The commitment represents approximately 10% of Irgovel’s crude oil production capacity.

As of March 31, 2012, Irgovel had purchase commitments totaling $2.5 million.  The commitments relate to a capital project to expand production capacity and improve operational efficiency.  We expect to pay on these commitments during 2012.

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

Irgovel Stockholders Lawsuit

On August 28, 2008, former Irgovel stockholder David Resyng filed an indemnification suit against Irgovel, Osmar Brito and the remaining former Irgovel stockholders (Sellers), requesting: (i) the freezing of the escrow account maintained in connection with the transfer of Irgovel’s corporate control to us and the presentation of all documentation related to the transaction, and (ii) damages in the amount of the difference between (a) the sum received by David Resyng in connection with the judicial settlement agreement executed in the action for the partial dissolution of the limited liability company filed by David Resyng against Irgovel and the Sellers and (b) the amount received by the Sellers in connection with the sale of Irgovel’s corporate control to us, in addition to moral damages as determined in the court’s discretion.  The amount of damage claimed by Mr. Resyng is approximately $3 million.

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

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Parent Company has not been served with any formal notices in regard to this matter so far.  To date, only Irgovel has received formal legal notice.  In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration.  As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of March 31, 2012, and December 31, 2011, the balance in the escrow account was $1.9 million and is included in restricted cash in our balance sheets.  There is an offsetting liability in accrued expenses in our balance sheets as of March 31, 2012, and December 31, 2011.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

NOTE 11.  EMPLOYEE BONUS PLAN

In 2010, our board of directors approved a cash incentive bonus plan.  As of May 15, 2012, the plan provides for payment of $0.6 million to employees, employed at the time of payment, if all of the following conditions are met: (i) court approval of our Plan of Reorganization and successfully exiting the Chapter 11 bankruptcy process, (ii) being cash flow positive, defined by our board as earnings before interest, taxes, depreciation, amortization and certain non-cash charges, and (iii) cash availability as determined by our board at its sole discretion.  Because the consolidated operating cash flow condition and cash availability condition were not met as of March 31, 2012, and December 31, 2011, our board of directors has not approved payments and no accruals have been recorded.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12.  RECOVERY FROM FORMER CUSTOMER

In March 2011, pursuant to a settlement agreement with a former customer, we received $0.8 million in connection with a 2007 transaction with that customer.  We shipped products in 2007 to the customer and no revenue was recognized for the transaction under revenue recognition rules.  The customer had not remitted payment prior to the settlement.  The $0.8 million received is recorded as settlement with former customer in the statements of operations for the three months ended March 31, 2011.

NOTE 13.  SEGMENT INFORMATION

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

	Three Months Ended March 31, 2012
	Corporate	USA	Brazil	Consolidated
Revenues	$-	$3,411	$6,335	$9,746
Cost of goods sold	-	2,399	5,606	8,005
Gross profit	-	1,012	729	1,741
Depreciation and amortization (in selling, general and administrative)	(28)	(331)	(425)	(784)
Intersegment fees	56	-	(56)	-
Other operating expense	(1,276)	(669)	(1,387)	(3,332)
Loss from operations	$(1,248)	$12	$(1,139)	$(2,375)

Net loss attributable to NutraCea shareholders	$(8,268)	$4	$(565)	$(8,829)
Interest expense	155	8	255	418
Depreciation (in cost of goods sold)	-	257	398	655
Purchases of property, plant and equipment	-	2	1,541	1,543

	Three Months Ended March 31, 2011
	Corporate	USA	Brazil	Consolidated
Revenues	$-	$2,603	$6,045	$8,648
Cost of goods sold	-	1,685	4,757	6,442
Gross profit	-	918	1,288	2,206
Depreciation and amortization (in selling, general and administrative)	(57)	(315)	(306)	(678)
Settlement with former customer	-	800	-	800
Intersegment fees	118	-	(118)	-
Other operating expense	(1,686)	(957)	(958)	(3,601)
Loss from operations	$(1,625)	$446	$(94)	$(1,273)

Net loss attributable to NutraCea shareholders	$(4,322)	$410	$(147)	$(4,059)
Interest expense	178	36	174	388
Depreciation (in cost of goods sold)	-	157	351	508
Purchases of property, plant and equipment	-	43	1,810	1,853

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

The tables below present segment information for selected balance sheet accounts (in thousands).

	Corporate		USA	Brazil		Consolidated
As of March 31, 2012
Inventories	$-		$731	$1,399		$2,130
Property, plant and equipment	254		11,197	17,629		29,080
Goodwill	-		-	5,358	(1)	5,358
Intangible assets, net	-		1,490	2,181		3,671
Total assets	3,755	(2)	14,807	32,052		50,614

As of December 31, 2011
Inventories	-		617	1,680		2,297
Property, plant and equipment	263		11,899	15,833		27,995
Goodwill	-		-	5,240	(1)	5,240
Intangible assets, net	-		1,612	2,316		3,928
Total assets	4,672	(2)	14,219	33,341		52,232

(1)	All changes in goodwill between December 31, 2011 and March 31, 2012, relate to foreign currency translation.
(2)	Corporate segment total assets include cash, restricted cash, note receivable, property and other assets.

The following table presents revenue by geographic area for the three months ended March 31, 2012 and 2011 (in thousands).

	2012	2011
United States	$3,029	$2,320
Brazil	4,941	3,501
Other international	1,776	2,827
Total revenues	$9,746	$8,648

The following table presents property, plant and equipment by geographic area (in thousands).

	March 31, 2012	December 31, 2011
United States	$11,451	$12,162
Brazil	17,629	15,833
Total property, plant and equipment, net	$29,080	$27,995

NOTE 14.  FAIR VALUE MEASUREMENT

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of March 31, 2012, the fair value of our convertible debt is approximately $1.4 million higher than the carrying value of that debt, based on a lattice method calculation of fair value, using a market yield.  The fair value of our other debt approximates the carrying value of that debt based on the interest rates of debt of a similar nature, with similar maturities.

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Certain assets and liabilities are presented in the financial statements at fair value.  Assets and liabilities measured at fair value on a recurring basis include derivative warrant and conversion liabilities.  Assets and liabilities measured at fair value on a non-recurring basis may include property, plant and equipment.

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

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

		As of March 31, 2012
		Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	(1)	$-	$-	$(7,476)	$(7,476)
Derivative conversion liabilities	(2)	-	-	(4,055)	(4,055)
Total liabilities at fair value		$-	$-	$(11,531)	$(11,531)

		As of December 31, 2011
		Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	(1)	$-	$-	$(1,296)	$(1,296)
Total liabilities at fair value		$-	$-	$(1,296)	$(1,296)

(1)
We have certain warrant agreements in effect that contain antidilution clauses.  Under the antidilution clauses, in the event of equity issuances, we may be required to lower the exercise price on liability warrants and increase the number of shares underlying liability warrants.  Equity issuances may include issuances of our common stock, certain awards of options to employees, issuances of warrants and/or other convertible instruments below certain exercise prices.  We account for the warrants with these antidilution clauses as liability instruments.  These warrants are valued using the lattice model each reporting period and the resultant change in fair value is recorded in the statements of operations.

The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants.  The risk-free interest rate is determined by reference to the treasury yield curve rate of instruments with the same term as the warrant.  Additional assumptions that were used to calculate fair value follow.

	March 31, 2012	December 31, 2011

Risk-free interest rate	0.1% - 1.1%	0.1% - 0.8%
	(1.0% weighted average)	(0.2% weighted average)
Expected volatility	82%	84%

(2)
Our outstanding convertible debt contains antidilution clauses.  Under the antidilution clauses, in the event of equity issuances, we may be required to lower the conversion price on the convertible debt.  Equity issuances may include issuances of our common stock, certain awards of options to employees, issuances of warrants and/or other convertible instruments below certain conversion prices.  We account for the derivative conversion liabilities related to convertible debt with these antidilution clauses as liability instruments, separate from the host debt.  The derivative conversion liabilities are classified as debt on our balance sheets. These conversion liabilities are valued using a lattice model each reporting period and the resultant change in fair value is recorded in the statements of operations.

The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants.  The risk-free interest rate is determined by reference to the treasury yield curve rate of instruments with the same term as the underlying debt.  Additional assumptions that were used to calculate fair value follow.

March 31, 2012
Risk-free interest rate	0.2-0.5%
(0.5% weighted average)
Expected volatility	82%

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	Three Months Ended March 31, 2012
	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)		(2)
Derivative warrant liability	$(1,296)	$(1,962)	$(4,929)	$711	$(7,476)	$(1,567)
Derivative conversion liability	-	(400)	(3,655)	-	(4,055)	(400)
Total Level 3 fair value	$(1,296)	$(2,362)	$(8,584)	$711	$(11,531)	$(1,967)

	Three Months Ended March 31, 2011
	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Warrants	Net Transfers (Into) Out of Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)
Derivative warrant liability	$(1,628)	$(2,576)	$-	$-	$(4,204)	$(2,576)
Total Level 3 fair value	$(1,628)	$(2,576)	$-	$-	$(4,204)	$(2,576)

(1)	Included in change in fair value of derivative warrant and conversion liabilities in our consolidated statements of operations.
(2)	Represents transfers to equity as a result of a holder exercising a warrant.

As of March 31, 2012, and December 31, 2011, there were no items measured at fair value in our consolidated balance sheets on a non-recurring basis.

Our financial instruments include cash and cash equivalents, accounts and other receivables, the current portion of debt and accounts payable, the fair value of which approximates their carrying value due to their shorter maturities.  The fair value of the long-term portion of debt approximates its carrying value based on interest rates of debt with similar maturities.

NOTE 15. RELATED PARTY TRANSACTIONS

Transactions with Director Baruch Halpern

In January 2012, Baruch Halpern became a member of our board of directors.  Mr. Halpern is the principal in Halpern Capital, Inc. (HC).  Under a February 2011 financial advisor agreement we are obligated to pay HC success fees ranging from 2.5% to 5.0% of the consideration received from certain equity, convertible securities or debt transactions.  We must also issue warrants to purchase shares of common stock that equal from 2.5% to 5.0% of the consideration received in those transactions, divided by either the market price of the common stock or the conversion price of the securities issued in the transaction.  This agreement terminated April 1, 2012, however we remain obligated to pay HC success fees and issue HC warrants on any transaction with an investor introduced by HC occurring though March 31, 2013.

During the three months ended March 31, 2012, in connection with the January 2012 issuances of the subordinated convertible notes and senior convertible note, and related warrants, described in Note 8, HC received $0.1 million in cash fees under the financial advisor agreement.  Mr. Halpern also received warrants exercisable for 712,500 shares of our common stock at $0.10 per share and warrants exercisable for 150,000 shares of our common stock at $0.15 per share, which were owed to HC under the financial advisor agreement.  During the three months ended March 31, 2011, HC received no success fees.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

In January 2012, we agreed to extend the expiration dates on certain liability warrants, held by Mr. Halpern and his family, for the purchase of 5,166,520 shares of common stock at an exercise price of $0.10 per share from July 2014 to January 2017.  The resulting $0.1 million change in the fair value of the warrants increased other income (expense).

Mr. Halpern held as of March 31, 2012, $2.5 million of subordinated convertible notes and as of December 31, 2011, all of our outstanding convertible notes.  During the three months ended March 31, 2012 and 2011, we paid less than $0.1 million of interest on the convertible notes beneficially owned by Mr. Halpern and made no principal payments.  During the three months ended March 31, 2012 and 2011, we received $0.1 million and $0.5 million of cash in connection with issuances of convertible debt and related warrants to Mr. Halpern or the Halpern Trust.

During the three months ended March 31, 2012 and 2011, we paid HC $0.4 million and $0.3 million relevant to HC’s class 6 general unsecured creditor claim as part of our payment obligations under the Amended Plan of Reorganization.  The claim represented payment for services rendered prior to the November 2009 bankruptcy petition filing.

Other Transactions with Directors

In April 2012, Henk Hoogenkamp became a member of our board of directors.  In 2011, Mr. Hoogenkamp performed consulting services for NutraCea under an independent contractor agreement.  Under the agreement, as amended, NutraCea agreed to pay Mr. Hoogenkamp a total of $0.1 million as compensation for services in 2011.  In addition, NutraCea issued to Mr. Hoogenkamp 150,000 shares of our common stock which fully vested on December 31, 2011.  In June 2011, we entered into an amendment to the independent contractor agreement, which reduced the scope of the consulting services and reduced his compensation during the last six months of 2011.   Mr. Hoogenkamp agreed to be paid less than $0.1 million for his consulting services in 2011 and we agreed to extend the exercise period for certain stock options issued to Mr. Hoogenkamp for the purchase of up to 440,000 shares of our common stock to June 30, 2015.  The change in fair value of the warrants was less than $0.1 million.  Effective January 1, 2012, under a new one-year independent contractor consulting agreement, we issued Mr. Hoogenkamp 1,000,000 shares of our common stock, which were to vest in twelve equal monthly installments during 2012.  In April 2012, in connection with Mr. Hoogenkamp’s appointment to the Board of Directors, we terminated the independent contractor agreement and agreed to immediately vest all of the 1,000,000 shares of common stock previously granted.  During the three months ended March 31, 2012 and 2011, we paid and expensed less than $0.1 million for fees owed under the independent contractor agreements.

W. John Short (CEO and director), Zanesville Partners Fund, LLC, which is beneficially owned by James C. Lintzenich (director), and the Edward L. McMillan Revocable Trust, which is beneficially owned by Edward L. McMillan (director), collectively invested $0.1 million in the January 2012 subordinated convertible notes and related warrants issuance described further in Note 8.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in the results of operations and financial condition of NutraCea and subsidiaries for the periods presented.  This discussion and analysis should be read in conjunction with the consolidated financial statements, the related notes thereto, and management’s discussion and analysis of results of operations and financial condition included in our Annual Report on Form 10-K, for the year ended December 31, 2011.

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

We have three reportable business segments: (1) Corporate; (2) USA, which manufactures and distributes SRB in various granulations along with other products derived from rice bran via proprietary and patented enzyme treatment processes; and (3) Brazil, which extracts crude RBO and DRB from rice bran, which are then further processed into a number of valuable human food and animal nutrition products.  The Corporate segment includes selling, general and administrative expenses including public company expenses, litigation, and other expenses not directly attributable to other segments.  No Corporate allocations are made to the other segments.  General corporate interest is not allocated.  For further information on segment results see Note 13 to the consolidated financial statements included herein.

The USA segment consists of two locations in California and two locations in Louisiana, all of which can produce SRB. One of the two Louisiana SRB facilities, located in Lake Charles, has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB) and RiBalance (a complete rice bran nutritional package derived from further processing SRB).  The manufacturing facilities included in our USA segment have proprietary and patented processing equipment and technology for the stabilization and further processing of rice bran into finished products.  In 2011, 45.7% of USA segment revenue was from sales of human food products and 54.3% was from sales of animal nutrition products.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Consolidated net loss attributable to NutraCea shareholders for the three months ended March 31, 2012, was $8.8 million, or $0.04 per share, compared to $4.1 million, or $0.02 per share, for the three months ended March 31, 2011.  The decline of $4.8 million between periods was primarily due to the $1.5 million financing expense and the $3.0 million loss on extinguishment recognized in connection with the January 2012 issuance of the subordinated convertible notes, senior convertible debenture and related warrants (see Note 8 to the consolidated financial statements for further discussion).

Index

Revenue and Gross Profit

Revenues (in thousands):

	Three Months Ended March 31,
	2012	% of Total Revenues	2011	% of Total Revenues	Change	% Change
USA segment	$3,411	35.0	$2,603	30.1	$808	31.0
Brazil segment	6,335	65.0	6,045	69.9	290	4.8
Total revenues	$9,746	100.0	$8,648	100.0	$1,098	12.7

Consolidated revenues for the three months ended March 31, 2012, were $9.7 million compared to $8.6 million in the prior year period, an increase of $1.1 million, or 12.7%.  The USA and Brazil segments experienced increases of $0.8 million and $0.3 million, respectively.

USA segment revenues improved 31.0% in the first quarter of 2012 compared to the first quarter of 2011.  Animal feed product revenues increased $0.8 million and human nutrition product revenues increased $0.2 million due to the impact of price increases and higher volume. These gains were offset by a $0.2 million decline in revenues from toll processing infant cereal products which ceased in April 2011.

Brazil segment revenues increased 4.8% in the first quarter of 2012 over the first quarter of 2011.  DRB revenues experienced a shift from bagged animal feed products to bulk DRB and oil revenues experienced a shift from crude RBO to refined oil.  Bulk DRB revenues were up $1.0 million, or 84.5%, over the prior year quarter.  Bagged animal feed product revenues declined $0.5 million, or 21.3%, due to decreased demand and competitive pressures.  A $0.5 million decline in crude oil revenues was offset by a $0.5 million improvement in refined edible oil and derivative oil product revenues.  Brazil segment revenues for the first quarter of 2012 were negatively impacted $0.2 million from a decline in the average exchange rate between reporting periods.

Gross profit (in thousands):

	Three Months Ended March 31,
	2012	Gross Profit %	2011	Gross Profit %	Change	Change in Gross Profit %
USA segment	$1,012	29.7	$918	35.3	$94	(5.6)
Brazil segment	729	11.5	1,288	21.3	(559)	(9.8)
Total gross profit	$1,741	17.9	$2,206	25.5	$(465)	(7.6)

Consolidated gross profit for the three months ended March 31, 2012, was $1.7 million compared to $2.2 million in the prior year period, a decrease of $0.5 million, or 7.6 percentage points.

The USA segment gross profit was negatively impacted $0.4 million by higher raw bran prices per ton in the three months ended March 31, 2012, as compared to the prior year three month period.  Raw bran costs were on a continually escalating trend starting in early 2011 and have continued to rise over the last twelve months.  This caused a USA segment margin erosion of approximately 12.4 percentage points.  To offset the impact of higher raw bran prices, we increased SRB selling prices in the first and fourth quarter of 2011. The full impact of those increases impacted the first quarter of 2012.

The Brazil segment gross profit deteriorated $0.6 million, or 9.8 percentage points, from 21.3% to 11.5%.  The margin reduction was attributable to higher raw bran costs, an unfavorable shift in sales mix to lower margin bulk animal feed products and decreased plant efficiency associated with lower processing volumes for raw bran.  Raw bran costs were approximately 26.6% higher in the first three months of 2012 compared to the 2011 period. These higher bran costs resulted in raw bran purchases being $0.6 million higher in the first quarter of 2012 than in the prior year first quarter. Only a portion of these higher costs could be offset with higher selling prices due to competitive market pressures.  Plant efficiencies were affected by processing 12.5% less raw bran in the first quarter of 2012 as compared to the 2011 period.

Index

Operating Expenses (in thousands):

	Three Months Ended March 31, 2012
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,133	$1,000	$1,512	$3,645
Professional fees	171	-	300	471
Intersegment fees	(56)	-	56	-
Total operating expenses	$1,248	$1,000	$1,868	$4,116

	Three Months Ended March 31, 2011
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,043	$1,272	$1,162	$3,477
Professional fees	700	-	102	802
Intersegment fees	(118)	-	118	-
Recovery from former customer	-	(800)	-	(800)
Total operating expenses	$1,625	$472	$1,382	$3,479

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$(90)	$272	$(350)	$(168)
Professional fees	529	-	(198)	331
Intersegment fees	(62)	-	62	-
Recovery from former customer	-	(800)	-	(800)
Total operating expenses	$377	$(528)	$(486)	$(637)

Consolidated operating expenses were $4.1 million for the first quarter of 2012, compared to $3.5 million for the first quarter of 2011, an increase of $0.6 million.

Corporate segment selling, general and administrative expenses (SG&A) were relatively flat quarter over quarter.  Payroll and related costs and the provision for doubtful accounts were lower in the first three months of 2012 compared to 2011.  Payroll and related costs lowered as a result of reductions in workforce, the benefits of which were offset by higher share-based compensation expense of $0.2 million in the first three months of 2012, than in the prior year period.  In addition, we recorded income of $0.4 million in the first quarter of 2011 associated with a settlement with a former officer.

Corporate professional fees were $0.2 million for the first quarter of 2012, compared to $0.7 million for the first quarter of 2011.  Professional fees are primarily expenses associated with consultants, accounting, auditing, tax compliance, SOX 404 compliance, and outside legal counsel.  In 2011, we incurred significant audit and other service fees related to preparing to file our 2009 and 2010 Form 10-Q and Form 10-K filings, which were delayed and filed in the first quarter of 2011.

USA segment SG&A expenses decreased $0.3 million due to lower payroll and related costs of $0.2 million and an overall decline in other expenses.  Payroll and related costs lowered as a result of reductions in workforce.  The $0.8 million recovery from customer in the first quarter of 2011 was nonrecurring in nature (see Note 12 to the consolidated financial statements).

Brazil segment SG&A increased $0.4 million primarily due to an increase in the provision for doubtful accounts, payroll expense increases as a result of government mandated annual cost of living adjustments that were effective beginning June 2011, and general merit raises.

Brazil segment professional fees increased $0.2 million.  Management and meeting attendance fees payable to the investors who own a noncontrolling interest in Nutra SA, LLC (Investors) (see Note 5 to the consolidated financial statements) were $0.1 million higher in the first quarter of 2012 than in the first quarter of 2011.

Intersegment fees relate to Brazil segment fees payable to the Corporate segment beginning in January 2011 under the agreements with the Investors (see Note 5 to the consolidated financial statements).  The charges are intended to compensate the Corporate segment for management time spent on Irgovel operations.

Index

Other Income (Expense) (in thousands):

	Three Months Ended March 31, 2012
	Corporate	USA	Brazil	Consolidated
Interest income	$6	$-	$41	$47
Interest expense	(155)	(8)	(255)	(418)
Change in fair value of derivative warrant and conversion liabilities	(2,362)	-	-	(2,362)
Loss on extinguishment	(2,986)	-	-	(2,986)
Financing expense	(1,524)	-	-	(1,524)
Foreign currency exchange, net	-	-	(206)	(206)
Other	-	-	(90)	(90)
Other income (expense)	$(7,021)	$(8)	$(510)	$(7,539)

	Three Months Ended March 31, 2011
	Corporate	USA	Brazil	Consolidated
Interest income	$13	$-	$-	$13
Interest expense	(178)	(36)	(174)	(388)
Change in fair value of derivative warrant liabilities	(2,576)	-	-	(2,576)
Foreign currency exchange, net	-	-	44	44
Other	45	-	(12)	33
Other income (expense)	$(2,696)	$(36)	$(142)	$(2,874)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$(7)	$-	$41	$34
Interest expense	23	28	(81)	(30)
Change in fair value of derivative warrant and conversion liabilities	214	-	-	214
Loss on extinguishment	(2,986)	-	-	(2,986)
Financing expense	(1,524)	-	-	(1,524)
Foreign currency exchange, net	-	-	(250)	(250)
Other	(45)	-	(78)	(123)
Other income (expense)	$(4,325)	$28	$(368)	$(4,665)

Consolidated other expense was $7.5 million for the first quarter of 2012, compared to other expense of $2.9 million for the first quarter of 2011.  The increase in other expense of $4.7 million was primarily the result of the $1.5 million in financing expense and the $3.0 million loss on extinguishment recognized in connection with the January 2012 issuance of the subordinated convertible notes, senior convertible debenture and related warrants (see Note 8 to the consolidated financial statements for further discussion).  The fair value of the derivative warrants and derivative conversion liabilities issued exceeded the total of the proceeds received and the fair value and carrying value of instruments cancelled in the transactions, resulting in the recognition of expense.

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

With respect to liquidity and capital resources, we manage the Brazil segment, consisting currently of our plant in Brazil, separately from our U.S. based Corporate and USA segments.  Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA, LLC.  Cash used in operating activities for the three months ended March 31, 2012 and 2011, is presented below by segment (in thousands).

Index

	Three Months Ended March 31, 2012
	Corporate and USA	Brazil	Consolidated
Net loss	$(8,264)	$(1,108)	$(9,372)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	616	823	1,439
Change in fair value of derivative warrant and conversion liabilities	2,362	-	2,362
Financing expense	1,524	-	1,524
Loss on extinguishment	2,986	-	2,986
Other adjustments, net	384	(236)	148
Changes in operating asset and liabilities:
Pre-petition liabilities	(1,615)	-	(1,615)
Other changes, net	(437)	20	(417)
Net cash used in operating activities	$(2,444)	$(501)	$(2,945)

	Three Months Ended March 31, 2011
	Corporate and USA	Brazil	Consolidated
Net loss	$(3,912)	$(175)	$(4,087)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	529	657	1,186
Change in fair value of derivative warrant liability	2,576	-	2,576
Other adjustments, net	304	(198)	106
Changes in operating asset and liabilities:
Pre-petition liabilities	(3,531)	-	(3,531)
Other changes, net	(760)	162	(598)
Net cash provided by (used in) operating activities	$(4,794)	$446	$(4,348)

Corporate and USA

On a combined basis, the Corporate and USA segments used $2.4 million of cash in operating activities in the first three months of 2012 compared to $4.8 million in the first three months of 2011.

We have taken steps in 2011 to improve profitability and liquidity by reducing our U.S. based employee headcount at both the corporate and plant operations level.  In the ongoing effort to improve profitability, significant emphasis will be placed on growing revenues.  The growth of revenues is expected to include the following:

•	growth in existing markets for stabilized rice bran (SRB), rice bran oil (RBO) and defatted rice bran (DRB);
•	aligning with strategic partners who can provide channels for additional sales of our products; and
•	implementing price increases.

In 2011 and the first three months of 2012, we issued shares of common stock and warrants to satisfy certain obligations in an effort to conserve cash.  In 2011 and the first three months of 2012, we also obtained funds from issuances of convertible debt and warrants.  The equity markets, however, were not a significant source of funds during the first three months of 2012 and 2011 due to our financial position, the state of the equity markets and our November 2010 emergence from bankruptcy.  Improving financial performance and equity market conditions may allow us to raise equity funds in the future.  We intend to provide the necessary cash to continue operations through the monetization of certain assets, improved profitability and possible equity and/or debt financing transactions.  Some of these monetizations could result in additional impairment of asset values.  Asset monetization may include some or all of the following:

•	sale of certain facilities;
•	sale of a noncontrolling interest in one or more subsidiaries; or
•	sale of surplus equipment.

Index

Corporate and SRB segment cash flows from operations continue to improve.  Payments of pre-petition liabilities reduced cash flows from operations in the periods paid, but were in payment of obligations incurred prior to our November 2009 filing of the voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.  We made distributions to unsecured creditors which reduced pre-petition liabilities by $1.6 million in the first three months of 2012 and $3.5 million in the first three months of 2011.  The funds for the 2012 distributions, included in cash used in operations, were derived from receipts on notes receivable, and proceeds from issuances of the subordinated convertible notes, senior convertible debentures and related warrants in January 2012.  All unsecured creditors who participated in the court supervised restructuring have been paid all amounts due in accordance with the amended plan of reorganization approved by the bankruptcy court.

Cash used in investing activities in the first three months of 2012 included $0.2 million of proceeds from the sale of USA segment equipment, $0.3 million from collections of USA segment notes receivable and $0.2 million of restricted cash released for the payment of pre-petition liabilities.

Cash provided by financing activities in the first three months of 2012 included $2.4 million of proceeds, net of costs, which we received from the January 2012 issuance of subordinated convertible notes, the senior convertible debenture and related warrants (see Note 8 to the consolidated financial statements).  The net proceeds of $2.4 million have been used to fund the working capital needs of the Corporate and USA segments, including distributions to the unsecured creditors.

Brazil

The Brazil segment used $0.5 million in operating cash in the first three months of 2012, compared to providing $0.4 million of operating cash in the first three months of 2011.  Funding of capital expansion projects is being provided by proceeds received from the sale of Nutra SA, LLC (Nutra SA) membership interests, as discussed further below, and bank debt.

During the first quarter of 2011, Irgovel began disbursing cash for capital improvements which are part of a project to expand production capacity and improve operational efficiency.  In the first three months of 2012 and 2011, these disbursements totaled $1.5 million and $1.8 million.  As of March 31, 2012, Irgovel had outstanding purchase commitments totaling approximately $2.5 million related to the project.  We expect to pay on these commitments in 2012.

In December 2010, we entered into a membership interest purchase agreement with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (the Investors).  The Investors agreed to purchase a 35.6% interest in Nutra SA for an aggregate purchase price of $7.7 million.  The Corporate segment received $4.0 million of the January 2011 proceeds.  The remaining amount of $3.7 million, less $0.5 million retained by Nutra SA for administrative expenses, was invested in Irgovel for capital improvements and working capital needs. During 2011, the Investors purchased additional membership interests and as of March 31, 2012, own a 49.0% interest in Nutra SA.

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

For further information about other critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

Accounting pronouncements that are applicable to us and could potentially have a material impact on our consolidated financial statements, are discussed below.

Index

In May 2011, the Financial Accounting Standards Board (FASB) amended guidance on fair value measurement and expanded the required disclosures related to fair value.  The amendments, among other things, clarify that the highest and best use concept applies only to nonfinancial assets and addresses the appropriate premiums and discounts to consider in fair value measurement.  We adopted the guidance prospectively, effective January 1, 2012.  Adoption did not have a significant impact on our financial position or results of operations.

In September 2011, the FASB amended guidance on goodwill impairment testing.  The amendments permit us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Previous guidance required us to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one).  If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under the amendments, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount.  We adopted the amendments effective for annual and interim goodwill impairment tests (if required) performed after January 1, 2012.  Adoption had no impact on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

We evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weaknesses identified below.

As reported in our Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 30, 2012, management identified the following material weaknesses in our internal control over financial reporting during the period covered by this report at our Brazilian subsidiary, Irgovel,:

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition, liquidity or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2012, we issued the securities described below without registration under the Securities Act.

On January 17, 2012, we entered into a securities purchase agreement.  Under the agreement we issued to a creditor a convertible debenture in the principal amount of $0.9 million, which is convertible into common stock at $0.15 per share and bears interest at an annual rate of 10.0%, and a warrant to purchase up to a total of 6,250,000 shares of common stock at an exercise price of $0.12 per share.  See Note 8 to the consolidated financial statements contained herein for further description of the transaction.

On January 187, 2012, we entered into a note and warrant purchase agreement.  Under the agreement, on January 18, 2012, we issued to creditors convertible notes in the principal amount of $4.3 million, which are convertible into common stock at $0.10 per share and bear interest at an annual rate of 10.0%, and warrants to purchase up to a total of 43,250,000 shares of common stock at an exercise price of $0.12 per share.  See Note 8 to the consolidated financial statements contained herein for further description of the transaction.

Effective January 18, 2012, in connection with the January 17, 2012, and January 18, 2012, financings described above, we issued warrants under a financial advisor agreement.  We issued warrants exercisable for 1,112,500 shares of our common stock at $0.10 per share, expiring January 18, 2017, and warrants exercisable for 250,000 shares of our common stock at $0.15 per share, expiring January 17, 2017.

On January 18, 2012, we issued 809,648 shares of common stock to a retiring director in exchange for the surrender of vested stock options exercisable for 1,454,596 shares of common stock.

Effective January 18, 2012, we extended from July 1, 2014, to January 18, 2017, the expiration date of warrants for the purchase of 2,839,100 shares, at a $0.20 exercise price.  The warrants were originally issued July 1, 2009.

On February 1, 2012, we issued 1,000,000 shares of our common stock pursuant to a consulting agreement – 83,333 shares vested February 1, 2012, and the remaining shares were to vest monthly in eleven installments ending December 31, 2012.   The agreement was terminated April 2, 2012, and under the terms of the termination agreement all shares became fully vested.

On March 27, 2012, we issued 72,000 shares of our common stock to a consultant for services previously rendered.

On March 31, 2012, we issued 67,500 shares of our common stock pursuant to a consulting agreement.

For 2012, our non-employee directors agreed to accept stock options in lieu of cash representing one half of the board retainer fees to which they otherwise would have been entitled.  As a result, we issued the directors options for the purchase of 1,096,505 shares of common stock on March 27, 2012, at an exercise price of $0.14 per share.  The stock options vested 25% in April 2012, and the remainder vests in installments through December 31, 2012.

As a result of convertible debt, warrant and equity issuances previously described, we adjusted the exercise price and increased the number of shares underlying existing warrants to purchase common stock, issued to the investors and advisors in prior equity financings pursuant, to the antidilution provisions contained in the respective warrants.  All of the changes were to warrants held by existing warrant holders without additional consideration pursuant to the terms of the respective financings, and no commission or other remuneration was paid or given directly or indirectly to any person in connection therewith.  The changes to the existing warrants, as summarized in the table below, were exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

	Before Event		After Event
Date of Issuance	Shares Under Warrants	Exercise Price	Shares Under Warrants	Exercise Price	Increase in Shares Under Warrants
February 2007	23,247,655	$1.56	37,166,157	$0.98	13,918,502
April 2008	10,360,057	0.92	15,020,013	0.64	4,659,956
May 2009	6,818,182	0.20	13,636,362	0.10	6,818,180
July 2009	2,889,100	0.20	5,778,200	0.10	2,889,100

Unless otherwise indicated above, the securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933.  All issuances above were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

Index

Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA, LLC.  Pursuant to the terms of the senior convertible debenture that we issued in January 2012, we may not pay any dividends while the debenture is outstanding.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None.

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

Dated: May 15, 2012

/s/ W. John Short
W. John Short
Chief Executive Officer

/s/ J. Dale Belt
Jerry Dale Belt
Chief Financial Officer