Form 10-Q
period 2012-06-30
NUTRACEA
filed 2012-08-14
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, shares of the registrant’s common stock outstanding totaled 204,833,937.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

NutraCea
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2012 and 2011
(Unaudited) (in thousands, except per share amounts)

	Three Months		Six Months
	2012	2011	2012	2011

Revenues	$9,711	$10,502	$19,457	$19,150
Cost of goods sold	7,948	7,915	15,953	14,357
Gross profit	1,763	2,587	3,504	4,793

Operating expenses:
Selling, general and administrative	3,058	3,764	6,703	7,241
Professional fees	516	798	987	1,600
Impairment of property, plant and equipment	1,069	-	1,069	-
Recovery from former customer	-	-	-	(800)
Total operating expenses	4,643	4,562	8,759	8,041

Loss from operations	(2,880)	(1,975)	(5,255)	(3,248)

Other income (expense):
Interest income	16	67	63	80
Interest expense	(387)	(424)	(805)	(812)
Foreign currency exchange, net	(576)	9	(782)	53
Change in fair value of derivative warrant and conversion liabilities	2,868	2,435	506	(141)
Loss on extinguishment	-	-	(2,986)	-
Financing expense	(20)	-	(1,544)	-
Other income	3	309	7	367
Other expense	(23)	(401)	(117)	(426)
Total other income (expense)	1,881	1,995	(5,658)	(879)

Income (loss) before income taxes	(999)	20	(10,913)	(4,127)
Income taxes	369	(52)	911	8
Net loss	(630)	(32)	(10,002)	(4,119)
Net loss attributable to noncontrolling interest in Nutra SA	429	11	972	39
Net loss attributable to NutraCea shareholders	$(201)	$(21)	$(9,030)	$(4,080)

Loss per share attributable to NutraCea shareholders
Basic	$(0.00)	$(0.00)	$(0.04)	$(0.02)
Diluted	$(0.00)	$(0.00)	$(0.04)	$(0.02)

Weighted average number of shares outstanding
Basic	204,589	198,310	203,634	196,767
Diluted	204,589	198,310	203,634	196,767

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

NutraCea
Condensed Consolidated Statements of Comprehensive Loss
Three and Six Months Ended June 30, 2012 and 2011
(Unaudited) (in thousands)

	Three Months		Six Months
	2012	2011	2012	2011

Net loss	$(630)	$(32)	$(10,002)	$(4,119)

Other comprehensive income (loss) - foreign currency translation, net of tax	(1,584)	802	(1,237)	1,054

Comprehensive income (loss), net of tax	(2,214)	770	(11,239)	(3,065)

Comprehensive (income) loss attributable to noncontrolling interest, net of tax	1,205	(324)	1,578	(368)

Total comprehensive income (loss) attributable to NutraCea shareholders	$(1,009)	$446	$(9,661)	$(3,433)

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

NutraCea
Condensed Consolidated Balance Sheets
June 30, 2012 and December 31, 2011
(Unaudited) (in thousands, except share amounts)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$533	$3,329
Restricted cash	1,918	2,118
Accounts receivable, net of allowance for doubtful accounts of $472 and $323	3,875	3,702
Inventories	1,686	2,297
Note receivable	100	700
Deferred tax asset	293	159
Income and operating taxes recoverable	1,364	1,659
Deposits and other current assets	1,116	1,049
Total current assets	10,885	15,013

Property, plant and equipment, net	28,868	27,995
Intangible assets, net	3,117	3,928
Goodwill	4,701	5,240
Other long-term assets	404	56
Total assets	$47,975	$52,232

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Accounts payable	$4,243	$2,995
Accrued expenses	4,729	4,202
Long-term debt, current portion	7,437	6,792
Pre-petition liabilities	-	1,615
Total current liabilities	16,409	15,604

Long-term liabilities:
Long-term debt, net of current portion	9,917	7,933
Deferred tax liability	2,721	3,767
Derivative warrant liabilities	6,221	1,296
Total liabilities	35,268	28,600

Commitments and contingencies

Redeemable noncontrolling interest in Nutra SA	8,340	9,918

Equity:
Preferred stock, 20,000,000 authorized and none issued	-	-
Common stock, no par value, 500,000,000 shares authorized, 204,833,937 and 201,264,622 shares issued and outstanding	209,927	209,613
Accumulated deficit	(203,941)	(194,911)
Accumulated other comprehensive loss	(1,619)	(988)
Total equity	4,367	13,714
Total liabilities, temporary equity and equity	$47,975	$52,232

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

NutraCea
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2012 and 2011
(Unaudited) (in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flow from operating activities:
Net loss	$(10,002)	$(4,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,524	2,512
Provision for doubtful accounts receivable	292	132
Stock and share-based compensation	692	423
Change in fair value of derivative warrant and conversion liabilities	(506)	141
Financing expense	1,544	-
Loss on extinguishment	2,986	-
Impairment of property, plant and equipment	1,069	-
Deferred tax benefit	(911)	(255)
Settlement with former officer	-	(267)
Other	166	21
Changes in operating assets and liabilities:
Accounts receivable	(766)	(655)
Inventories	405	257
Accounts payable and accrued expenses	(370)	894
Pre-petition liabilities	(1,615)	(3,352)
Other	329	(476)
Net cash used in operating activities	(4,163)	(4,744)

Cash flows from investing activities:
Receipts on notes receivable	600	550
Purchases of property, plant and equipment	(3,793)	(4,501)
Proceeds from sale of property, plant and equipment	276	-
Restricted cash	200	(401)
Other	(16)	(178)
Net cash used in investing activities	(2,733)	(4,530)

Cash flows from financing activities:
Proceeds from issuance of convertible debt and related warrants	2,411	730
Proceeds from sale of membership interests in Nutra SA, net of costs	-	10,725
Payments of debt	(5,345)	(5,878)
Proceeds from issuance of debt	7,052	3,871
Net cash provided by financing activities	4,118	9,448

Effect of exchange rate changes on cash and cash equivalents	(18)	(33)
Net change in cash and cash equivalents	(2,796)	141
Cash and cash equivalents, beginning of period	3,329	537
Cash and cash equivalents, end of period	$533	$678

Supplemental disclosures:
Cash paid for interest	$704	$452
Cash paid for income taxes	-	-

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

Through December 31, 2011, we had distributed $5.4 million to the unsecured creditors.  In January 2012, we made our final $1.6 million distribution to the general unsecured creditors.  Cumulatively, we made distributions totaling $7.0 million, representing 100% of the amount owed under the Amended Plan, plus accrued interest.  The distributions were made with the proceeds from (i) the sale of interests in Nutra SA LLC (Nutra SA), (ii) proceeds from the issuance of convertible notes, debentures and related warrants (iii) receipts on notes receivable and (iv) proceeds from the sale of the idle Phoenix facility.

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

We took steps in 2011 to improve profitability and liquidity by reducing our U.S. based employee headcount at both the corporate and plant operations level.  In the ongoing effort to improve profitability, significant emphasis will be placed on growing revenues.  The growth of revenues is expected to include the following:

•	growth in existing markets for stabilized rice bran (SRB), rice bran oil (RBO) and defatted rice bran (DRB);
•	expanding our product offerings and improving existing products;
•	aligning with strategic partners who can provide channels for additional sales of our products; and
•	implementing price increases.

In 2011 and the first six months of 2012, we issued shares of common stock and warrants to satisfy certain obligations in an effort to conserve cash.  In 2011 and the first six months of 2012, we also obtained funds from issuances of convertible debt and warrants.  The equity markets, however, were not a significant source of funds during 2011 and the first six months of 2012 due to our financial position and the state of the equity markets.  In the third quarter of 2012, we raised an additional $1.1 million from the issuances of convertible debt and warrants (see Note 16).  Improving financial performance and equity market conditions may allow us to raise equity funds in the future.  We intend to provide the necessary cash to continue operations through the monetization of certain assets, improved profitability and possible equity and/or debt financing transactions.  Some of these monetizations could result in additional impairment of asset values.  Asset monetization may include some or all of the following:

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

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

We have three reportable business segments: (1) Corporate; (2) USA, which manufactures and distributes SRB in various granulations along with other products derived from rice bran via proprietary and patented enzyme treatment processes; and (3) Brazil, which extracts crude RBO and DRB from rice bran, which are then further processed into a number of valuable human food and animal nutrition products.  The Corporate segment includes general and administrative expenses including public company expenses, professional fees, financing related costs and other expenses not directly attributable to other segments.  No Corporate allocations are made to the other segments.  General corporate interest is not allocated.  For further information on segment results see Note 13 to the consolidated financial statements included herein.

The USA segment consists of two locations in California and two locations in Louisiana, all of which can produce SRB. One of the Louisiana SRB facilities, located in Lake Charles, has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB) and RiBalance (a complete rice bran nutritional package derived from further processing SRB).  The manufacturing facilities included in our USA segment have proprietary and patented processing equipment and technology for the  stabilization and further processing of rice bran into finished products.  In the first half of 2012, 45.8% of USA segment revenue was from sales of human food products and 54.2% was from sales of animal nutrition products.

The Brazil segment consists of the operation of our subsidiary Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human and animal food markets in Brazil and internationally.  Irgovel owns the largest rice bran processing facility in South America.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  DRB is sold in bulk as animal feed and compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market.  In the first half of 2012, 45.5% of Brazil segment product revenue was from sales of RBO products and 54.5% was from sales of DRB products.

NOTE 4. LOSS PER SHARE (EPS)

Basic EPS is computed by dividing net income (loss) attributable to NutraCea shareholders by the weighted average number of common shares outstanding during all periods presented.  Shares underlying options, warrants and convertible notes payable are excluded from the basic EPS calculation but are considered in calculating diluted EPS.

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

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to NutraCea shareholders	$(201)	$(21)	$(9,030)	$(4,080)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	204,588,939	198,309,844	203,633,571	196,767,291
Effect of dilutive securities outstanding	-	-	-	-
Diluted EPS - weighted average number of shares outstanding	204,588,939	198,309,844	203,633,571	196,767,291

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average exercise price for the three and six months ended June 30, 2012 of $0.24 and $0.25 per share)	39,821,934	38,734,230	39,335,617	40,734,884
Warrants (average exercise price for the three and six months ended June 30, 2012 of $0.45 and $0.48 per share)	120,710,994	41,219,735	113,711,533	41,107,083
Convertible debt	49,300,000	2,000,000	44,529,813	1,500,000

The impact of potentially dilutive securities outstanding at June 30, 2012 and 2011, was not included in the calculation of diluted EPS in 2012 and 2011 because to do so would be antidilutive.  Those securities listed in the table above which were antidilutive in 2012 and 2011, which remain outstanding, could potentially dilute EPS in the future.

NOTE 5. REDEEMABLE NONCONTROLLING INTEREST IN NUTRA SA

A summary of changes in redeemable noncontrolling interest follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Redeemable noncontrolling interest in Nutra SA, beginning of period	$9,545	$7,769	$9,918	$-
Investors' purchase of units	-	3,000	-	10,725
Investors' interest in net loss of Nutra SA	(429)	(11)	(972)	(39)
Investors' interest in other comprehensive income of Nutra SA	(776)	335	(606)	407
Redeemable noncontrolling interest in Nutra SA, end of period	$8,340	$11,093	$8,340	$11,093

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

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

We received in the second quarter of 2011, an additional $3.0 million from the Investors - $1.0 million for the purchase of outstanding units in Nutra SA from the Parent Company, which was used by the Parent Company for working capital, and $2.0 million for the purchase of new units in Nutra SA, which was used by Irgovel to fund a capital expansion.  We received in the third quarter of 2011 an additional $0.9 million from the Investors for the purchase of outstanding units in Nutra SA from the Parent Company, which was used by the Parent Company for working capital.  These purchases increased the Investors’ interest in Nutra SA to a 49.0% interest as of December 31, 2011 and the Investors’ interest remained 49.0% throughout the first six months of 2012.

We determined that we continue to control Nutra SA after each of the Investors’ purchases and therefore we continue to consolidate Nutra SA.  We treated each Investor’s purchase similar to an equity transaction, with no gain or loss recognized in consolidated net income or comprehensive income.  The Investors’ share of Nutra SA’s net income (loss) and other comprehensive income (expense) after the January 2011 closing increases (decreases) redeemable noncontrolling interest in Nutra SA.

Redeemable noncontrolling interest in Nutra SA is recorded in temporary equity, above the equity section and after liabilities on our consolidated balance sheets, because the Investors have the right to force a sale of Nutra SA assets in the future (see Drag Along Rights described below).  We have assessed the likelihood of the Investors exercising these rights as less than probable at June 30, 2012, in part because it is more likely the Investors will exercise other rights prior to January 2015.  We will continue to evaluate the probability of the Investors exercising their Drag Along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors will exercise these rights.

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

As of June 30, 2012, there have been no events of default.  Events of default, as defined in the MIPA, are:
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

As of June 30, 2012, there have been no qualifying events.  The LLC agreement, as amended in the third quarter of 2011, defines a qualifying event as any event prior to September 16, 2014, which results, or will result in, (i) a person or group of persons exercising the right to appoint members to our board of directors holding one third or more of the votes of all board members, (ii) the sale, exchange, pledge or use as guarantee of one half of our ownership interest in Nutra SA to a third party (iii) the bankruptcy of NutraCea or Nutra SA or (iv) the Investors’ purchase of additional units in Nutra SA under the waiver to the MIPA, such that the Investors’ ownership interest in Nutra SA exceeds 49.0%.

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

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

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

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6. INVENTORIES

Inventories are composed of the following (in thousands):

	June 30,	December 31,
	2012	2011
Finished goods	$984	$906
Work in process	112	804
Raw materials	435	353
Packaging supplies	155	234
Total inventories	$1,686	$2,297

NOTE 7.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Land	$416	$422
Furniture and fixtures	1,460	1,464
Plant	16,871	16,821
Computer and software	1,421	1,357
Leasehold improvements	189	189
Machinery and equipment	17,514	17,905
Construction in progress	9,683	5,775
Property, plant and equipment	47,554	43,933
Less accumulated depreciation	18,686	15,938
Property, plant and equipment, net	$28,868	$27,995

Included in property plant and equipment, net, is machinery and equipment not currently in use and carried at net realizable value of $1.2  million as of June 30, 2012.  Property, plant and equipment increased in the first six months of 2012 by $3.7 million due to the capital expansion project at Irgovel.  Included in accounts payable at June 30, 2012, is $2.3 million related to amounts payable for capital expansion project additions.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8.  DEBT

The following table summarizes current and long-term portions of debt (in thousands).

	June 30,	December 31,
	2012	2011
USA segment:
Senior convertible debenture, net	$278	$-
Subordinated convertible notes, net	4,176	2,126
Customer list purchase	62	448
Supplier note	9	59
Factoring agreement	320	262
	4,845	2,895
Brazil segment:
Capital expansion loans	3,584	3,789
Equipment financing	273	214
Working capital lines of credit	2,247	1,778
Advances on export letters of credit	3,713	2,838
Special tax programs	2,692	3,211
	12,509	11,830
Total debt	17,354	14,725
Current portion	7,437	6,792
Long-term portion	$9,917	$7,933

Convertible Notes and Debenture

During the first six months of 2012, we issued subordinated convertible notes, a senior convertible debenture and related warrants, which are described in the chart below.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

Issuance	Date of Debt and/or Warrant	Principal Amount of Notes and Debenture (in thousands)	Creditor's Debt Conversion Right	Stated Annual Interest Rate on Debt	Maturity Date of Debt	Number of Shares Under Warrant	Exercise Price of Warrant	Expiration Date of Warrant

Senior Convertible Debenture and Warrant	January 2012	$870	Convertible immediately at $0.15 per share	10%	July 2013	6,250,000	Exercisable beginning July 2012 at $0.12 per share	July 2017
Subordinated Convertible Notes and Warrants	January 2012	4,325	Convertible immediately at $0.10 per share	10%	January 2015	43,250,000	Exercisable immediately at $0.12 per share	January 2017
Subordinated Convertible Note and Warrant	May 2012	50	Convertible immediately at $0.10 per share	10%	May 2015	500,000	Exercisable immediately at $0.12 per share	May 2017
$0.10 Transactional Warrants	January 2012					1,112,500	Exercisable immediately at $0.10 per share	January 2017
$0.15 Transactional Warrants	January 2012					250,000	Exercisable beginning July 2012 at $0.15 per share	January 2017
$0.10 Transactional Warrants	May 2012					12,500	Exercisable immediately at $0.10 per share	May 2017

All of the convertible debt and warrants listed in the table above contain full ratchet antidilution provisions and require the holders to provide us with 61 day notice prior to conversion or exercise to the extent the holder would have a beneficial ownership interest in our common stock in excess of 4.99% of our outstanding common stock immediately after conversion or exercise.  The transactional warrants were issued under the terms of our financial advisor agreement with Halpern Capital, Inc. (see Note 15).

In connection with the transactions described in Note 16, in the third quarter of 2012 (i) the terms of all of the subordinated convertible notes outstanding as of June 30, 2012 were modified such that the maturity date was extended from January and May 2015 to July 2015 and (ii) the conversion price of these subordinated convertible notes was lowered from $0.10 per share to $0.07 per share under their antidilution provisions.

The January 2012 senior convertible debenture and related warrant were issued for $0.8 million, a $0.1 million discount from the debenture’s stated principal amount.  We received cash proceeds of $0.6 million, net of cash financing costs.  In connection with the transaction described in Note 16, in the third quarter of 2012, this January 2012 debenture was replaced by a new debenture with a stated principal amount of $1.0 million, representing the original principal amount plus interest which will accrue through the January 2014 maturity.  Each of the new debentures is convertible immediately at $0.07 per share.  Commencing February 2013, we are required to redeem 1/12th of the $1.0 million principal each month until the January 2014 maturity date.  In lieu of a cash redemption we may elect to issue shares of common stock equal to the monthly redemption amount divided by the lesser of (i) the current debenture conversion price or (ii) 80% of the 20-day volume weighted average trading price of our common stock or (iii) the volume weighted average trading price of our common stock on the day immediately prior to the redemption date less $0.01.  The number of shares delivered may not exceed 20% of the number of shares traded in the 20-day trading period prior to payment.  The debenture is secured by a senior interest in substantially all of our assets, excluding our interest in Nutra SA.  Pursuant to the terms of the debenture, we may not pay any dividends while the debenture is outstanding.  Under the terms of the original January 2012 debenture, we had been required to redeem 1/12th of the $0.9 million principal each month commencing August 2012 until the July 2013 maturity date.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

The January 2012 subordinated convertible notes with a face amount of $4.3 million, and the related warrants to purchase 43,250,000 shares of common stock, were issued in exchange for $1.7 million cash, net of issuance costs, and surrender of then outstanding convertible notes with original principal totaling $2.3 million and a related warrant (old notes and old warrant).  Interest is payable monthly at an annual rate of 10%.  The notes are secured by a junior interest in substantially all of our assets, excluding our interest in Nutra SA.  The old notes and old warrant were held by Baruch Halpern, who became a director concurrent with the January 2012 transaction.  In exchange for surrendering the old notes and old warrant and an additional $0.1 million cash investment, we issued a $2.5 million subordinated convertible note and related warrant to purchase 25,000,000 shares of common stock to a trust beneficially owned by Mr. Halpern (Halpern Trust).  Three different directors (or entities beneficially owned by the directors) were among the other investors in the transaction and purchased for a total of $0.1 million subordinated convertible notes, in the principal amount of $0.1 million, and related warrants for the purchase a total of 1,000,000 shares of common stock.

The May 2012 subordinated convertible note with a face amount of $0.1 million, and the related warrant to purchase 500,000 shares of common stock, were issued in exchange for $0.1 million cash, net of issuance costs.  Interest is payable monthly at an annual rate of 10%.  The notes are secured by a junior interest in substantially all of our assets, excluding our interest in Nutra SA.

A summary of the allocation of the proceeds from the January 2012 and May 2012 issuances of the senior convertible debenture, subordinated convertible notes and related warrants follows (in thousands).

		January 2012
	Senior Convertible	Subordinated Convertible Notes and Warrants		May 2012 Subordinated
	Debenture	Halpern	Other	Convertible
	and Warrant	Trust	Investors	Note and Warrant	Total
(Increases) decreases in:
Debt - principal	$(870)	$(2,500)	$(1,825)	$(50)	(5,245)
Debt - discount	870	630	1,825	50	3,375
Debt - derivative conversion liabilities	(296)	(1,942)	(1,417)	(31)	(3,686)
Derivative warrant liabilities	(648)	(2,473)	(1,808)	(40)	(4,969)
Debt (carrying amount of old note)	-	2,152	-	-	2,152
Equity	-	1,089	-	-	1,089
Loss on extinguishment	-	2,986	-	-	2,986
Financing expense	168	-	1,356	20	1,544
Other long -term assets - deferred finance costs	144	65	132	2	343
Proceeds, net of finance costs	$632	$(7)	$1,737	$49	$2,411

We accounted for the issuance of the $2.5 million subordinated convertible note and related warrant to the Halpern Trust as a significant modification to the old notes and warrant held by Mr. Halpern.  We recognized a loss on extinguishment for the difference between the fair value of the subordinated convertible note and warrant issued, determined using a lattice model and the total of (i) the Black-Scholes fair values of the conversion features embedded in the old notes, (ii) the Black-Scholes fair value of the old warrant, (iii) the carrying amount of the old notes and (iv) the proceeds received, net of issue costs.  The old notes’ embedded conversion features and the old warrant did not qualify as separate derivative liabilities and, therefore, we reduced equity by the January 2012 fair value of the embedded conversion features and warrant  determined using the Black-Scholes method.  We concluded that the new warrant issued was not indexed to our common stock because of the full ratchet antidilution provisions and should be recorded as a derivative liability and carried at fair value.  We also concluded that the embedded conversion feature in the new note should be accounted for separately from the host debt as a derivative liability and carried at fair value.

The $2.4 million in cash proceeds, net of issue costs, received from the issuance of the senior convertible debenture in January 2012, and the subordinated convertible notes issued to the other investors in January and May 2012 were allocated to convertible debt and warrants.  We concluded that the warrants were not indexed to our common stock because of the full ratchet antidilution provisions each contain and should be recorded as derivative liabilities and carried at fair value.  We also concluded that the embedded conversion features in the convertible debt should be accounted for separately from the host debt as derivative liabilities and carried at fair value.  We determined the fair value of each warrant and embedded conversion feature using a lattice model.  In each case, the fair value of the warrants and embedded conversion features exceeded the proceeds received, which resulted in the recognition of financing expense on the date of issuance.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2012, our convertible debt consists of the following components (in thousands):

	Senior	Subordinated Convertible Notes
	Convertible	Halpern	Other
	Debenture	Trust	Investors	Total
Principal outstanding	$(870)	$(2,500)	$(1,875)	$(5,245)
Discount	870	559	1,875	3,304
Derivative conversion liabilities	(278)	(1,271)	(964)	(2,513)
Debt	$(278)	$(3,212)	$(964)	(4,454)

Debt - current portion	$(278)	$-	$-	$(278)
Debt - long-term portion	-	(3,212)	(964)	(4,176)

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

NOTE 9.  EQUITY, SHARE-BASED COMPENSATION AND LIABILITY WARRANTS

A summary of equity activity for the six months ended June 30, 2012 (in thousands, except share data) follows.

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Deficit	Loss	Equity
Balance, December 31, 2011	201,264,622	$209,613	$(194,911)	$(988)	$13,714
Share-based compensation	-	500	-	-	500
Warrant exercised	1,552,667	711	-	-	711
Common stock issued for vendor services	1,207,000	192	-	-	192
Common stock issued in exchange for vested options	809,648	-	-	-	-
Cancellation of convertible notes and warrant	-	(1,089)	-	-	(1,089)
Foreign currency translation	-	-	-	(631)	(631)
Net loss	-	-	(9,030)	-	(9,030)
Balance, June 30, 2012	204,833,937	$209,927	$(203,941)	$(1,619)	$4,367

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of stock option and warrant activity for the six months ended June 30, 2012 follows.

	Options			Equity and Liability Warrants
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2011	38,588,721	$0.27	6.3	46,789,364	$1.04	1.7
Granted	5,487,148	0.16		51,375,000	0.12
Impact of anti-dilution clauses	-	-		29,414,109	-
Exercised	-	-		(5,003,038)	0.10
Forfeited, expired or cancelled	(4,288,346)	0.41		(2,323,186)	0.22
Outstanding, June 30, 2012	39,787,523	$0.24	6.4	120,252,249	$0.45	2.5
Exercisable, June 30, 2012	29,520,330	$0.26	5.6	114,002,249	$0.47	2.4

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

Warrants

We have outstanding warrants classified as equity (equity warrants) and as derivative warrant liabilities (liability warrants).  The following tables summarize information related to outstanding warrants.

	Equity Warrants			Liability Warrants
	Shares Under Equity Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Liability Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2011	3,474,370	$0.30	3.5	43,314,994	$1.10	1.5
Granted	-	-		51,375,000	0.12
Impact of antidilution clauses	-	-		29,414,109	-
Exercised	-	-		(5,003,038)	0.10
Forfeited, expired or cancelled	(2,323,186)	0.22		-	-
Outstanding, June 30, 2012	1,151,184	$0.45	2.9	119,101,065	$0.45	2.5
Exercisable, June 30, 2012	1,151,184	$0.45	2.9	112,851,065	$0.47	2.4

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

		Outstanding as of June 30 2012			Outstanding as of December 31, 2011
Range of Exercise Prices	Type of Warrant	Shares Under Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Shares Under Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)

$0.10	Liability	15,536,524	$0.10	3.1	-	$-	-
$0.12	Liability	50,000,000	0.12	4.6	-	-	-
$0.15	Liability	250,000	0.15	4.6	-	-	-
$0.20	Liability	-	-	-	9,707,282	0.20	3.2
$0.22-$0.23	Equity	605,730	0.23	4.4	2,928,916	0.22	3.8
$0.64	Liability	15,075,369	0.64	0.8	-	-	-
$0.69	Equity	545,454	0.69	1.3	545,454	0.69	1.8
$0.92	Liability	-	-	-	10,360,057	0.92	1.3
$0.95	Liability	38,239,172	0.95	0.1	-	-	-
$1.56	Liability	-	-	-	23,247,655	1.56	0.9
		120,252,249	$0.45	2.5	46,789,364	$1.04	1.7

We have certain warrant agreements in effect for outstanding liability warrants that contain antidilution clauses.  Under the antidilution clauses, in the event of equity issuances, we may be required to lower the exercise price on liability warrants and increase the number of shares underlying liability warrants.  Equity issuances may include issuances of our common stock, certain awards of options to employees, issuances of warrants and/or other convertible instruments below certain exercise prices.  The January 2012 and May 2012 issuances of the convertible debt and related warrants triggered the antidilution clauses in these warrant agreements and as a result, we lowered the exercise price and increased the number of underlying shares on certain liability warrants outstanding on the dates of the transactions.  The  issuances of convertible debt and related warrants in the third quarter of 2012 (see Note 16), triggered the antidilution clauses in these liability warrant agreements and as a result, we lowered the exercise price and increased the number of underlying shares on all liability warrants outstanding on the dates of those transactions as well.

During the first quarter of 2012, the holder of a liability warrant to purchase 5,003,038 shares of common stock exercised the warrant on a cashless basis and, as a result, we issued the holder 1,552,667 shares of our common stock.  We transferred the $0.7 million fair value of the liability warrant as of the date of exercise into equity.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Supply Commitments

Irgovel has commitments to supply three customers a total of 1,200 metric tons of rice bran oil product during the period of July 2012 to January 2013, at fixed prices.

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

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Parent Company has not been served with any formal notices in regard to this matter so far.  To date, only Irgovel has received formal legal notice.  In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration.  As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of June 30, 2012, and December 31, 2011, the balance in the escrow account was $1.9 million and is included in restricted cash in our balance sheets.  There is an offsetting liability in accrued expenses in our balance sheets as of June 30, 2012, and December 31, 2011.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

NOTE 11.  EMPLOYEE BONUS PLAN

In 2010, our board of directors approved a cash incentive bonus plan.  As of August 14, 2012, the plan provides for payment of $0.6 million to employees, employed at the time of payment, if all of the following conditions are met: (i) court approval of our Plan of Reorganization and successfully exiting the Chapter 11 bankruptcy process, (ii) being cash flow positive, defined by our board as earnings before interest, taxes, depreciation, amortization and certain non-cash charges, and (iii) cash availability as determined by our board at its sole discretion.  Because the consolidated operating cash flow condition and cash availability condition were not met as of June 30, 2012, and December 31, 2011, our board of directors has not approved payments and no accruals have been recorded.

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

NOTE 13.  SEGMENT INFORMATION

We have three reportable business segments: (1) Corporate; (2) USA, which manufactures and distributes SRB in various granulations along with other products derived from rice bran via proprietary and patented enzyme treatment processes; and (3) Brazil, which extracts crude RBO and DRB from rice bran, which are then further processed into a number of valuable human food and animal nutrition products.  The Corporate segment includes general and administrative expenses including public company expenses, professional fees, financing related costs and other expenses not directly attributable to other segments.  No Corporate allocations are made to the other segments.  General corporate interest is not allocated.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

The tables below present segment information for the periods identified and provide reconciliations of segment information to total consolidated information (in thousands).

	Three Months Ended June 30, 2012
	Corporate	USA	Brazil	Consolidated
Revenues	$-	$3,153	$6,558	$9,711
Cost of goods sold	-	2,154	5,794	7,948
Gross profit	-	999	764	1,763
Depreciation and amortization (in selling, general and administrative)	(43)	(308)	(35)	(386)
Intersegment fees	56	-	(56)	-
Impairment of property, plant and equipment	-	(1,069)	-	(1,069)
Other operating expense	(1,447)	(628)	(1,113)	(3,188)
Loss from operations	$(1,434)	$(1,006)	$(440)	$(2,880)

Net income (loss) attributable to NutraCea shareholders	$1,259	$(1,015)	$(445)	$(201)
Interest expense	166	9	212	387
Depreciation (in cost of goods sold)	-	278	421	699
Purchases of property, plant and equipment	-	64	2,186	2,250

	Six Months Ended June 30, 2012
	Corporate	USA	Brazil	Consolidated
Revenues	$-	$6,564	$12,893	$19,457
Cost of goods sold	-	4,553	11,400	15,953
Gross profit	-	2,011	1,493	3,504
Depreciation and amortization (in selling, general and administrative)	(71)	(639)	(460)	(1,170)
Intersegment fees	112	-	(112)	-
Impairment of property, plant and equipment	-	(1,069)	-	(1,069)
Other operating expense	(2,723)	(1,297)	(2,500)	(6,520)
Loss from operations	$(2,682)	$(994)	$(1,579)	$(5,255)

Net loss attributable to NutraCea shareholders	$(7,009)	$(1,010)	$(1,011)	$(9,030)
Interest expense	321	17	467	805
Depreciation (in cost of goods sold)	-	535	819	1,354
Purchases of property, plant and equipment	-	66	3,727	3,793

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2011
	Corporate	USA	Brazil	Consolidated
Revenues	$-	$2,890	$7,612	$10,502
Cost of goods sold	-	1,791	6,124	7,915
Gross profit	-	1,099	1,488	2,587
Depreciation and amortization (in selling, general and administrative)	(55)	(306)	(321)	(682)
Intersegment fees	56	-	(56)	-
Other operating expense	(1,650)	(1,007)	(1,223)	(3,880)
Loss from operations	$(1,649)	$(214)	$(112)	$(1,975)

Net income (loss) attributable to NutraCea shareholders	$322	$(304)	$(39)	$(21)
Interest expense	131	72	221	424
Depreciation (in cost of goods sold)	-	276	368	644
Purchases of property, plant and equipment	-	39	2,609	2,648

	Six Months Ended June 30, 2011
	Corporate	USA	Brazil	Consolidated
Revenues	$-	$5,493	$13,657	$19,150
Cost of goods sold	-	3,476	10,881	14,357
Gross profit	-	2,017	2,776	4,793
Depreciation and amortization (in selling, general and administrative)	(112)	(621)	(627)	(1,360)
Settlement with former customer	-	800	-	800
Intersegment fees	112		(112)	-
Other operating expense	(3,274)	(1,963)	(2,244)	(7,481)
Income (loss) from operations	$(3,274)	$233	$(207)	$(3,248)

Net income (loss) attributable to NutraCea shareholders	$(4,029)	$127	$(178)	$(4,080)
Interest expense	316	102	394	812
Depreciation (in cost of goods sold)	-	433	719	1,152
Purchases of property, plant and equipment	-	82	4,419	4,501

The tables below present segment information for selected balance sheet accounts (in thousands).

	Corporate		USA	Brazil		Consolidated
As of June 30, 2012
Inventories	$-		$657	$1,029		$1,686
Property, plant and equipment, net	220		9,605	19,043		28,868
Goodwill	-		-	4,701	(1)	4,701
Intangible assets, net	-		1,368	1,749		3,117
Total assets	3,245	(2)	13,068	31,662		47,975

As of December 31, 2011
Inventories	-		617	1,680		2,297
Property, plant and equipment, net	263		11,899	15,833		27,995
Goodwill	-		-	5,240	(1)	5,240
Intangible assets, net	-		1,612	2,316		3,928
Total assets	4,672	(2)	14,219	33,341		52,232

(1)	All changes in goodwill between December 31, 2011 and June 30, 2012, relate to foreign currency translation.
(2)	Corporate segment total assets include cash, restricted cash, note receivable, property and other assets.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents revenue by geographic area (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	$2,787	$2,440	$5,816	$4,761
Brazil	4,855	5,358	9,771	9,466
Other international	2,069	2,704	3,870	4,923
Total revenues	$9,711	$10,502	$19,457	$19,150

The following table presents property, plant and equipment by geographic area (in thousands).

	June 30, 2012	December 31, 2011
United States	$9,825	$12,162
Brazil	19,043	15,833
Total property, plant and equipment, net	$28,868	$27,995

NOTE 14.  FAIR VALUE MEASUREMENT

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of June 30, 2012, the fair value of our convertible debt is approximately $1.4 million higher than the carrying value of that debt, based on a lattice method calculation of fair value, using a market yield.  The fair value of our other debt approximates the carrying value of that debt based on the interest rates of debt of a similar nature, with similar maturities.

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

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

		As of June 30, 2012
		Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	(1)	$-	$-	$(6,221)	$(6,221)
Derivative conversion liabilities	(2)	-	-	(2,513)	(2,513)
Total liabilities at fair value		$-	$-	$(8,734)	$(8,734)

		As of December 31, 2011
		Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	(1)	$-	$-	$(1,296)	$(1,296)
Total liabilities at fair value		$-	$-	$(1,296)	$(1,296)

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

	June 30, 2012	December 31, 2011

Risk-free interest rate	0.1% - 0.7%	0.1% - 0.8%
	(0.6% weighted average)	(0.2% weighted average)
Expected volatility	91%	84%

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

June 30, 2012
Risk-free interest rate	0.3-0.4%
(0.4% weighted average)
Expected volatility	91%

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	Six Months Ended June 30, 2012
	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)		(2)
Derivative warrant liability	$(1,296)	$(667)	$(4,969)	$711	$(6,221)	$(272)
Derivative conversion liability	-	1,173	(3,686)	-	(2,513)	1,173
Total Level 3 fair value	$(1,296)	$506	$(8,655)	$711	$(8,734)	$901

	Six Months Ended June 30, 2011
	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Warrants	Net Transfers (Into) Out of Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)
Derivative warrant liability	$(1,628)	$(141)	$-	$-	$(1,769)	$(141)
Total Level 3 fair value	$(1,628)	$(141)	$-	$-	$(1,769)	$(141)

(1)	Included in change in fair value of derivative warrant and conversion liabilities in our consolidated statements of operations.
(2)	Represents transfers to equity as a result of a holder exercising a warrant.

The following tables summarize the fair values by input hierarchy of items measured at fair value in our balance sheets on a nonrecurring basis (in thousands) as of June 30, 2012:

						2012
		As of June 30, 2012				Impairment
		Level 1	Level 2	Level 3	Total	Losses
						(1)
Property, plant and equipment	(1)	$-	$-	$1,155	$1,155	$1,069
Property, plant and equipment		$-	$-	$1,155	$1,155	$1,069

(1)
During the second quarter of 2012, machinery and equipment not currently in use was evaluated for impairment and as a result was written down to estimated fair value.  Fair value is an estimate of net realizable value comprised of an estimate of proceeds from sale, based on an internal evaluation of market conditions, less estimated costs to sell.  The estimate of net realizable value is subject to change.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15. RELATED PARTY TRANSACTIONS

Transactions with Director Baruch Halpern

In January 2012, Baruch Halpern became a member of our board of directors.  Mr. Halpern is the principal in Halpern Capital, Inc. (HC).  Under a February 2011 financial advisor agreement we are obligated to pay HC success fees ranging from 2.5% to 5.0% of the consideration received from certain equity, convertible securities or debt transactions.  We must also issue warrants to purchase shares of common stock that equal from 2.5% to 5.0% of the consideration received in those transactions, divided by either the market price of the common stock or the conversion price of the securities issued in the transaction.  This agreement terminated April 1, 2012, however, we remain obligated to pay HC success fees and issue HC warrants on any transaction with an investor introduced by HC occurring though March 31, 2013.

During the three months ended March 31, 2012, in connection with the January 2012 issuances of the subordinated convertible notes and senior convertible note, and related warrants, described in Note 8, HC received $0.1 million in cash fees under the financial advisor agreement.  During the three months ended March 31, 2012 and June 30, 2012, Mr. Halpern also received warrants exercisable for 712,500 and 12,500 shares of our common stock at $0.10 per share, which were owed to HC under the financial advisor agreement.  During the three months ended March 31, 2012, Mr. Halpern also received warrants exercisable for 150,000 shares of our common stock at $0.15 per share, which were also owed to HC under the financial advisor agreement.  During the six months ended June 30, 2011, HC received no success fees.

In January 2012, we agreed to extend the expiration dates on certain liability warrants held by Mr. Halpern and others, for the purchase of 5,166,520 shares of common stock at an exercise price of $0.10 per share from July 2014 to January 2017.  The resulting $0.1 million change in the fair value of the warrants was expensed in other income (expense).

Mr. Halpern held as of June 30, 2012, $2.5 million of subordinated convertible notes and as of December 31, 2011, all of our outstanding convertible notes.  During the three months ended March 31, 2012, we received $0.1 million of cash in connection with issuances of convertible debt and related warrants to the Halpern Trust.  During the three months ended March 31, 2012 and June 30, 2012, we paid less than $0.1 million of interest on the convertible notes beneficially owned by Mr. Halpern and made no principal payments.  During the three months ended March 31, 2011 and June 30, 2011, we received $0.5 million and $0.2 million of cash in connection with issuances of convertible debt and related warrants to the Halpern Trust.

During the three months ended March 31, 2012, we paid HC $0.3 million relevant to HC’s class 6 general unsecured creditor claim as part of our payment obligations under the Amended Plan of Reorganization.  During the three months ended March 31, 2011, we paid HC $0.4 million relevant to HC’s class 6 general unsecured creditor claim as part of our payment obligations under the Amended Plan of Reorganization.  The claim represented payment for services rendered prior to the November 2009 bankruptcy petition filing.

Other Transactions with Directors

In April 2012, Henk Hoogenkamp became a member of our board of directors.  In 2011, Mr. Hoogenkamp performed consulting services for NutraCea under an independent contractor agreement.  Under the agreement, as amended, NutraCea agreed to pay Mr. Hoogenkamp a total of $0.1 million as compensation for services in 2011.  In addition, NutraCea issued to Mr. Hoogenkamp 150,000 shares of our common stock which fully vested on December 31, 2011.  In June 2011, we entered into an amendment to the independent contractor agreement, which reduced the scope of the consulting services and reduced his compensation during the last six months of 2011.   Mr. Hoogenkamp agreed to be paid less than $0.1 million for his consulting services in 2011 and we agreed to extend the exercise period for certain stock options issued to Mr. Hoogenkamp for the purchase of up to 440,000 shares of our common stock to June 30, 2015.  The change in fair value of the warrants was less than $0.1 million.  Effective January 1, 2012, under a new one-year independent contractor consulting agreement, we issued Mr. Hoogenkamp 1,000,000 shares of our common stock, which were to vest in twelve equal monthly installments during 2012.  In April 2012, in connection with Mr. Hoogenkamp’s appointment to the Board of Directors, we terminated the independent contractor agreement and agreed to immediately vest all of the 1,000,000 shares of common stock previously granted.  During the six months ended June 30, 2012 and 2011, we paid and expensed less than $0.1 million for fees owed under the independent contractor agreements.

W. John Short (CEO and director), Zanesville Partners Fund, LLC, which is beneficially owned by James C. Lintzenich (director), and the Edward L. McMillan Revocable Trust, which is beneficially owned by Edward L. McMillan (director), collectively invested $0.1 million in the January 2012 subordinated convertible notes and related warrants issuance described further in Note 8.

Index

NutraCea
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 16.  SUBSEQUENT FINANCING TRANSACTIONS

In the third quarter of 2012, the outstanding senior convertible debenture was replaced by a new debenture with a stated principal amount of $1.0 million.  In exchange for $0.3 million, we also issued the holder a new senior convertible debenture with a stated principal amount of $0.3 million, and a related warrant to purchase 18,560,000 shares of common stock at an exercise price of $0.08 per share.  The warrant is exercisable from January 2013 through its expiration in January 2018.  Each of the new debentures are convertible immediately into shares of common stock at $0.07 per share.  Commencing February 2013, we are required to redeem 1/12th of the principal of each debenture each month until the January 2014 maturity dates.  In lieu of a cash redemption we may elect to issue shares of common stock equal to any monthly redemption amount divided by the lesser of (i) the current debenture conversion price or (ii) 80% of the 20-day volume weighted average trading price of our common stock or (iii) the volume weighted average trading price of our common stock on the day immediately prior to the redemption date less $0.01.  The number of shares delivered may not exceed 20% of the number of shares traded in the 20-day trading period prior to payment.  The debentures are secured by a senior interest in substantially all of our assets, excluding our interest in Nutra SA.  Pursuant to the terms of the debentures, we may not pay any dividends while the debentures are outstanding.

In the third quarter of 2012, we issued subordinated convertible notes with a face amount of $0.9 million and related warrants to purchase 12,142,857 shares of common stock in exchange for $0.8 million cash, net of issuance costs.  Mr. Halpern invested $0.1 million in one of the subordinated convertible notes with a face amount of $0.1 million and the related warrant to purchase 1,428,571 shares of common stock.  The notes mature in July 2015.  Interest is payable monthly at an annual rate of 10%.  The notes are secured by a junior interest in substantially all of our assets, excluding our interest in Nutra SA.  The warrants related to these subordinated convertible notes have an exercise price of $0.08 per share and expire in July 2017.

During the third quarter of 2012, in connection with the issuances of the subordinated convertible notes and senior convertible note HC will receive less than $0.1 million in cash fees and warrants with a five-year term exercisable for 482,142 shares of our common stock at $0.07 per share, which are owed to HC under the financial advisor agreement.

All of the convertible debt and warrants issued in the third quarter of 2012 contain full ratchet antidilution provisions and require the holders to provide us with 61 day notice prior to conversion or exercise to the extent the holder would have a beneficial ownership interest in our common stock in excess of 4.99% of our common stock immediately after conversion or exercise.

In connection with the third quarter 2012 issuances of the senior convertible debentures and the subordinated notes and related warrants, in the third quarter of 2012, pursuant to antidilution clauses, we were required to lower the exercise price on all then outstanding liability warrants and to increase the number of shares underlying all then outstanding liability warrants.  Pursuant to antidilution clauses, we were also required to lower the conversion price on all then outstanding convertible debt to $0.07 per share.

In the third quarter of 2012, the maturity dates of all of the subordinated convertible notes outstanding as of June 30, 2012, were extended to July 2015.  In addition, during the third quarter of 2012, the expiration dates of 81.5 % of the warrants issued to the subordinated convertible note holders in January 2012 were extended to July 2017 in exchange for the holders agreeing to an exercise price of $0.08 per share, rather than the $0.07 per share exercise price to which the holders would otherwise be entitled under the antidilution provisions in those warrants.

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

We have three reportable business segments: (1) Corporate; (2) USA, which manufactures and distributes SRB in various granulations along with other products derived from rice bran via proprietary and patented enzyme treatment processes; and (3) Brazil, which extracts crude RBO and DRB from rice bran, which are then further processed into a number of valuable human food and animal nutrition products.  The Corporate segment includes general and administrative expenses including public company expenses, professional fees, financing related costs and other expenses not directly attributable to other segments.  No Corporate allocations are made to the other segments.  General corporate interest is not allocated.  For further information on segment results see Note 13 to the consolidated financial statements included herein.

The USA segment consists of two locations in California and two locations in Louisiana, all of which can produce SRB. One of the Louisiana SRB facilities, located in Lake Charles, has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB) and RiBalance (a complete rice bran nutritional package derived from further processing SRB).  The manufacturing facilities included in our USA segment have proprietary and patented processing equipment and technology for the stabilization and further processing of rice bran into finished products.   In the first half of 2012, 45.8% of USA segment revenue was from sales of human food products and 54.2% was from sales of animal nutrition products.

The Brazil segment consists of the operation of our subsidiary Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human and animal food markets in Brazil and internationally.  Irgovel owns the largest rice bran processing facility in South America.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  DRB is sold in bulk as animal feed and compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market.  In the first half of 2012, 45.5% of Brazil segment product revenue was from sales of RBO products and 54.5% was from sales of DRB products.

Irgovel is currently undergoing a capital expansion project involving installation of new equipment and improvements to existing infrastructure.  Financing for significant equipment purchases was secured in the fourth quarter of 2011.  Additional financing and/or capital will be required to complete all phases of the project.  As a result of the project, we also expect production at the Irgovel facility to shut down in the fourth quarter of 2012 for approximately 4-6 weeks while certain new equipment is brought on line.  Where possible, we intend to stock pile certain inventory for sale during the period the plant is shut-down.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2012 AND 2011

Consolidated net loss attributable to NutraCea shareholders for the three months ended June 30, 2012, was $0.2 million compared to $0.0 million, for the three months ended June 30, 2011.  Net loss increased $0.6 million, however $0.4 million of the increase in net loss was attributable to the noncontrolling interest in Nutra SA.

Index

Revenue and Gross Profit

Revenues (in thousands):

	Three Months Ended June 30,
	2012	% of Total Revenues	2011	% of Total Revenues	Change	% Change
USA segment	$3,153	32.5	$2,890	27.5	$263	9.1
Brazil segment	6,558	67.5	7,612	72.5	(1,054)	(13.8)
Total revenues	$9,711	100.0	$10,502	100.0	$(791)	(7.5)

Consolidated revenues for the three months ended June 30, 2012, were $9.7 million compared to $10.5 million in the prior year period, a decrease of $0.8 million, or 7.5%.  The decrease in our Brazil segment was due to the decline in the average foreign currency exchange rate between periods as described below.

USA segment revenues improved 9.1% in the second quarter of 2012 compared to the second quarter of 2011.  Animal feed product revenues decreased $0.1 million on lower volume and human nutrition product revenues increased $0.4 million due to the impact of price increases and higher volume.

Brazil segment revenues decreased 13.8%, or $1.1 million, in the second quarter of 2012 from the second quarter of 2011.  Revenues decreased $1.5 million as a result of the 18.4% decline in the average foreign currency exchange rate between quarters.  Offsetting the $1.5 million decline was a $0.4 million net increase in revenues comprised of the following:

•	a $0.6 million increase in bulk DRB revenues; and
•	a $0.5 million increase in refined oil and derivative product revenues; offset by
•	a $0.1 million decline in bagged animal feed product revenues;
•	a $0.3 million decline in crude oil revenues; and
•	a $0.3 million decline in shipping and handling revenues

Bulk DRB revenues shifted from bagged animal feed products to bulk DRB and oil revenues shifted from crude RBO to refined oil.  Production disruptions during the capital expansion at Irgovel necessitated the shift to bulk DRB sales.  The shift from crude oil sales to refined oil sales is part of a strategy to shift revenues to refined oil and higher margin derivative products.

Gross profit (in thousands):

	Three Months Ended June 30,
	2012	Gross Profit %	2011	Gross Profit %	Change	Change in Gross Profit %
USA segment	$999	31.7	$1,099	38.0	$(100)	(6.3)
Brazil segment	764	11.6	1,488	19.5	(724)	(7.9)
Total gross profit	$1,763	18.2	$2,587	24.6	$(824)	(6.5)

Consolidated gross profit for the three months ended June 30, 2012, was $1.8 million compared to $2.6 million in the prior year period, a decrease of $0.8 million, or 6.5 percentage points.

The USA segment gross profit was negatively impacted $0.3 million by higher raw bran prices per ton in the quarter ended June 30, 2012, as compared to the prior year quarter.  Raw bran costs were on a continually escalating trend starting in early 2011 and have continued to rise through the first quarter of 2012, before moderating slightly during the second quarter of 2012.  This caused a USA segment margin erosion of approximately 8.3 percentage points.  To partially offset the impact of higher raw bran prices, we increased SRB selling prices in the first and fourth quarter of 2011. The full impact of those increases are reflected in the second quarter of 2012.

Index

The Brazil segment gross profit deteriorated $0.7 million, or 7.9 percentage points, from 19.5% to 11.6%.  Gross profit decreased $0.2 million as a result of the 18.4% decline in the average foreign currency exchange rate between quarters.  The remaining margin reduction was attributable to higher raw bran costs, an unfavorable shift in sales mix to lower margin bulk animal feed products and decreased plant efficiency.  Raw bran costs were approximately 18.2% higher as of June 30, 2012 compared to June 30, 2011.  Only a portion of these higher costs were offset by higher selling prices.  The plant inefficiencies associated with the capital expansion project resulted in higher production costs in 2012.

Operating Expenses (in thousands):

	Three Months Ended June 30, 2012
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,261	$936	$861	$3,058
Professional fees	229	-	287	516
Impairment of property, plant and equipment	-	1,069	-	1,069
Intersegment fees	(56)	-	56	-
Total operating expenses	$1,434	$2,005	$1,204	$4,643

	Three Months Ended June 30, 2011
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,168	$1,313	$1,283	$3,764
Professional fees	537	-	261	798
Intersegment fees	(56)	-	56	-
Total operating expenses	$1,649	$1,313	$1,600	$4,562

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$(93)	$377	$422	$706
Professional fees	308	-	(26)	282
Impairment of property, plant and equipment	-	(1,069)	-	(1,069)
Intersegment fees	-	-	-	-
Total operating expenses	$215	$(692)	$396	$(81)

Consolidated operating expenses were $4.6 million for the second quarter of 2012 and 2011.  On a consolidated basis, the $0.7 million improvement in selling, general and administrative expenses (SG&A) expense and $0.3 million improvement in professional fees was offset by the $1.1 million impairment of property, plant and equipment

Corporate segment SG&A increased $0.1 million quarter-over-quarter as a result of an increase in share-based compensation expense. USA segment SG&A expense decreased $0.4 million between periods due to a $0.2 million reduction in payroll and related costs and an overall decline in other expenses.  Brazil segment SG&A improved $0.4 million due to the decline in the average foreign exchange rate between periods and a correction to prior period depreciation which was recorded in the second quarter of 2012.

Professional fees are primarily expenses associated with consultants, accounting, auditing, tax compliance, SOX 404 compliance, and outside legal counsel.  The $0.3 million reduction in Corporate professional fees was due to a $0.2 million reduction in legal expenses and a $0.1 million reduction in consulting charges.  Brazil segment professional fees were relatively unchanged between periods.

During the second quarter of 2012, machinery and equipment not currently in use was evaluated for impairment and as a result was written down $1.1 million to estimated fair value.  Fair value is an estimate of net realizable value comprised of an estimate of proceeds from sale, based on an internal evaluation of market conditions, less estimated costs to sell.  The estimate of net realizable value is subject to change.

Intersegment fees relate to Brazil segment fees payable to the Corporate segment beginning in January 2011 under the agreements with the investors in Nutra SA (see Note 5 to the consolidated financial statements).  The charges are intended to compensate the Corporate segment for management time spent on Irgovel operations.

Index

Other Income (Expense) (in thousands):

	Three Months Ended June 30, 2012
	Corporate	USA	Brazil	Consolidated
Interest income	$12	$-	$4	$16
Interest expense	(166)	(9)	(212)	(387)
Change in fair value of derivative warrant and conversion liabilities	2,868	-	-	2,868
Financing expense	(20)	-	-	(20)
Foreign currency exchange, net	-	-	(576)	(576)
Other	-	-	(20)	(20)
Other income (expense)	$2,694	$(9)	$(804)	$1,881

	Three Months Ended June 30, 2011
	Corporate	USA	Brazil	Consolidated
Interest income	$17	$-	$50	$67
Interest expense	(131)	(72)	(221)	(424)
Change in fair value of derivative warrant liabilities	2,435	-	-	2,435
Foreign currency exchange, net	-	-	9	9
Other	(375)	-	283	(92)
Other income (expense)	$1,946	$(72)	$121	$1,995

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$(5)	$-	$(46)	$(51)
Interest expense	(35)	63	9	37
Change in fair value of derivative warrant and conversion liabilities	433	-	-	433
Financing expense	(20)	-	-	(20)
Foreign currency exchange, net	-	-	(585)	(585)
Other	375	-	(303)	72
Other income (expense)	$748	$63	$(925)	$(114)

Consolidated other income was $1.9 million for the second quarter of 2012, compared to other income of $2.0 million for the first quarter of 2011.  The $0.4 million increase in other income recognized from the change in fair value of derivative warrant and conversion liabilities was offset by the $0.6 million increase on other expense as a result of increased foreign currency exchange losses.

Our liability warrants and conversion liabilities are valued using the lattice model each reporting period and the resultant change in fair value is recorded in the statements of operations. The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants and make certain other assumptions.  See Note 14 to the consolidated financial statements.  The decline in the price of our common stock during the second quarter of 2012 and the second quarter of 2011 was the primary reason the derivative warrant and conversion liabilities fair value fell in each period, resulting in the recognition of other income.

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Consolidated net loss attributable to NutraCea shareholders for the six months ended June 30, 2012, was $9.0 million, or $0.04 per share, compared to $4.1 million, or $0.02 per share, for the six months ended June 30, 2011.  The decline of $5.0 million between periods was primarily due to the $1.5 million financing expense and the $3.0 million loss on extinguishment recognized in connection with the January 2012 issuance of the subordinated convertible notes, senior convertible debenture and related warrants (see Note 8 to the consolidated financial statements for further discussion).

Index

Revenue and Gross Profit

Revenues (in thousands):

	Six Months Ended June 30,
	2012	% of Total Revenues	2011	% of Total Revenues	Change	% Change
USA segment	$6,564	33.7	$5,493	28.7	$1,071	19.5
Brazil segment	12,893	66.3	13,657	71.3	(764)	(5.6)
Total revenues	$19,457	100.0	$19,150	100.0	$307	1.6

Consolidated revenues for the six months ended June 30, 2012, were $19.5 million compared to $19.2 million in the prior year period, an increase of $0.3 million, or 1.6%.

USA segment revenues improved 19.5% in the first half of 2012 compared to the first half of 2011.  Animal feed product revenues increased $0.7 million and human nutrition product revenues increased $0.6 million due to the impact of price increases and higher volume.  These gains were offset by a $0.3 million decline in revenues from toll processing infant cereal products which ceased in April 2011.

Brazil segment revenues decreased 5.6%, or $0.8 million, in the first half of 2012 from the first half of 2011.  Revenues decreased $1.8 million as a result of the 12.1% decline in the average exchange rate between these periods.  Offsetting the $1.8 million decline was a $1.0 million net increase in revenues comprised of the following:
•	a $1.6 million increase in bulk DRB revenues; and
•	a $1.0 million increase in refined oil and derivative product revenues; offset by
•	a $0.4 million decline in bagged animal feed product revenues;
•	a $0.7 million decline in crude oil revenues; and
•	a $0.5 million decline in shipping and handling revenues

DRB revenues experienced a shift from bagged animal feed products to bulk DRB and oil revenues experienced a shift from crude RBO to refined oil.  Production disruptions during the capital expansion at Irgovel necessitated the shift to bulk DRB sales.  The shift from crude oil sales to refined oil sales is part of a strategy to shift revenues to higher margin refined oil and derivative product sales.

Gross profit (in thousands):

	Six Months Ended June 30,
	2012	Gross Profit %	2011	Gross Profit %	Change	Change in Gross Profit %
USA segment	$2,011	30.6	$2,017	36.7	$(6)	(6.1)
Brazil segment	1,493	11.6	2,776	20.3	(1,283)	(8.7)
Total gross profit	$3,504	18.0	$4,793	25.0	$(1,289)	(7.0)

Consolidated gross profit for the first half of 2012, was $3.5 million compared to $4.8 million in the prior year period, a decrease of $1.3 million, or 7.0 percentage points.

The USA segment gross profit was negatively impacted $0.7 million by higher raw bran prices per ton in the six months ended June 30, 2012, as compared to the prior year six month period.  Raw bran costs were on a continually escalating trend starting in early 2011 and have continued to rise through the first quarter of 2012, before moderating slightly during the second quarter of 2012.  This caused a USA segment margin erosion of approximately 10.2 percentage points.  To partially offset the impact of higher raw bran prices, we increased SRB selling prices in the first and fourth quarters of 2011. The full impact of those increases impacted the first half of 2012.

Index

The Brazil segment gross profit deteriorated $1.3 million, or 8.7 percentage points, from 20.3% to 11.6%.  Gross profit decreased $0.2 million as a result of the 12.1% decline in the average foreign currency exchange rate between periods.  The remaining margin reduction was attributable to higher raw bran costs, an unfavorable shift in sales mix to lower margin bulk animal feed products and decreased plant efficiency.  Raw bran costs were approximately 18.2% higher as of June 30, 2012 compared to June 30, 2011.  Only a portion of these higher costs could be offset with higher selling prices.  The plant inefficiencies associated with the capital expansion project resulted in higher production costs in 2012.

Operating Expenses (in thousands):

	Six Months Ended June 30, 2012
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$2,394	$1,936	$2,373	$6,703
Professional fees	400	-	587	987
Intersegment fees	(112)	-	112	-
Impairment of property, plant and equipment	-	1,069	-	1,069
Total operating expenses	$2,682	$3,005	$3,072	$8,759

	Six Months Ended June 30, 2011
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$2,390	$2,551	$2,300	$7,241
Professional fees	996	33	571	1,600
Intersegment fees	(112)	-	112	-
Recovery from former customer	-	(800)	-	(800)
Total operating expenses	$3,274	$1,784	$2,983	$8,041

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$(4)	$615	$(73)	$538
Professional fees	596	33	(16)	613
Intersegment fees	-	-	-	-
Impairment of property, plant and equipment	-	(1,069)	-	(1,069)
Recovery from former customer	-	(800)	-	(800)
Total operating expenses	$592	$(1,221)	$(89)	$(718)

Consolidated operating expenses were $8.8 million for the first half of 2012, compared to $8.0 million for the first half of 2011, an increase of $0.7 million.

Corporate segment selling, general and administrative expenses (SG&A) were relatively flat between periods.  The favorable impacts of (i) a $0.4 million reduction  payroll and related costs and (ii) a $0.4 million broad reduction in other expenses due to cost containment efforts were offset by the unfavorable impacts of (i)  a $0.4 million increase in  share-based compensation expense and (ii) income of $0.4 million in the first half of 2011 associated with a settlement with a former officer.

Corporate professional fees improved $0.6 million between periods.  Professional fees are primarily expenses associated with consultants, accounting, auditing, tax compliance, SOX 404 compliance, and outside legal counsel.  Legal expense declined $0.4 million and other professional expenses declined $0.2 million between periods.  In 2011, we incurred significant audit and other consultant fees related to preparation of our 2009 and 2010 Form 10-Q and Form 10-K filings, which were delayed and filed in the first quarter of 2011.

USA segment SG&A expenses decreased $0.6 million between periods due to lower payroll and related costs of $0.3 million and an overall decline in other expenses.  Payroll and related costs were lower as a result of reductions in workforce.

During the second quarter of 2012, machinery and equipment not currently in use was evaluated for impairment and as a result was written down $1.1 million to estimated fair value.  Fair value is an estimate of net realizable value comprised of an estimate of proceeds from sale, based on an internal evaluation of market conditions, less estimated costs to sell.  The estimate of net realizable value is subject to change.

The $0.8 million recovery from customer in the first quarter of 2011 was nonrecurring in nature (see Note 12 to the consolidated financial statements).

Index

Brazil segment SG&A decreased $0.1 million between periods.  The 12.7% reduction in the average foreign currency exchange rate reduced Brazil SG&A $0.3 million between periods.  Offsetting this reduction was a net $0.2 million increase in SG&A expense as a result of (i) a $0.2 million increase in the provision for doubtful accounts  and (ii) $0.2 million increase in payroll expense as a result of government mandated annual cost of living adjustments that were effective beginning June 2011, and general merit raises, offset by (iii) a $0.2 million decrease in other expenses.

Brazil segment professional fees were relatively unchanged between periods.  Professional fees include management and meeting attendance fees payable to the investors who own a noncontrolling interest in Nutra SA, LLC (Investors) (see Note 5 to the consolidated financial statements).

Intersegment fees relate to Brazil segment fees payable to the Corporate segment beginning in January 2011 under the agreements with the investors in Nutra SA (see Note 5 to the consolidated financial statements).  The charges are intended to compensate the Corporate segment for management time spent on Irgovel operations.

Other Income (Expense) (in thousands):

	Six Months Ended June 30, 2012
	Corporate	USA	Brazil	Consolidated
Interest income	$18	$-	$45	$63
Interest expense	(321)	(17)	(467)	(805)
Change in fair value of derivative warrant and conversion liabilities	506	-	-	506
Loss on extinguishment	(2,986)	-	-	(2,986)
Financing expense	(1,544)	-	-	(1,544)
Foreign currency exchange, net	-	-	(782)	(782)
Other	-	-	(110)	(110)
Other income (expense)	$(4,327)	$(17)	$(1,314)	$(5,658)

	Six Months Ended June 30, 2011
	Corporate	USA	Brazil	Consolidated
Interest income	$30	$-	$50	$80
Interest expense	(316)	(102)	(394)	(812)
Change in fair value of derivative warrant liabilities	(141)	-	-	(141)
Foreign currency exchange, net	-	-	53	53
Other	(328)	-	269	(59)
Other income (expense)	$(755)	$(102)	$(22)	$(879)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$(12)	$-	$(5)	$(17)
Interest expense	(5)	85	(73)	7
Change in fair value of derivative warrant and conversion liabilities	647	-	-	647
Loss on extinguishment	(2,986)	-	-	(2,986)
Financing expense	(1,544)	-	-	(1,544)
Foreign currency exchange, net	-	-	(835)	(835)
Other	328	-	(379)	(51)
Other income (expense)	$(3,572)	$85	$(1,292)	$(4,779)

Consolidated other expense increased to $5.7 million for the first half of 2012, compared to other expense of $0.9 million for the first half of 2011.  Of the $4.8 million increase, $4.5 million was the result of the $1.5 million in financing expense and the $3.0 million loss on extinguishment recognized in connection with the January 2012 and May 2012 issuances of the subordinated convertible notes, senior convertible debenture and related warrants (see Note 8 to the consolidated financial statements for further discussion).

Our liability warrants and conversion liabilities are valued using the lattice model each reporting period and the resultant change in fair value is recorded in the statements of operations. The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants and make certain other assumptions.  See Note 14 to the consolidated financial statements.

Index

Liquidity and Capital Resources

We continue to experience losses and negative cash flows from operations on a consolidated basis which raises substantial doubt about our ability to continue as a going concern.  Although we believe that we will be able to obtain the funds necessary to continue as a going concern there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

With respect to liquidity and capital resources, we manage the Brazil segment, consisting currently of our plant in Brazil, separately from our U.S. based Corporate and USA segments.  Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA, LLC.  Cash used in operating activities for the six months ended June 30, 2012 and 2011, is presented below by segment (in thousands).

	Six Months Ended June 30, 2012
	Corporate and USA	Brazil	Consolidated
Net loss	$(8,019)	$(1,983)	$(10,002)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,245	1,279	2,524
Change in fair value of derivative warrant and conversion liabilities	(506)	-	(506)
Financing expense	1,544	-	1,544
Loss on extinguishment	2,986	-	2,986
Impairment of property, plant and equipment	1,069	-	1,069
Other adjustments, net	859	(620)	239
Changes in operating asset and liabilities:
Pre-petition liabilities	(1,615)	-	(1,615)
Other changes, net	(513)	111	(402)
Net cash used in operating activities	$(2,950)	$(1,213)	$(4,163)

	Six Months Ended June 30, 2011
	Corporate and USA	Brazil	Consolidated
Net loss	$(3,902)	$(217)	$(4,119)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	1,166	1,346	2,512
Change in fair value of derivative warrant liability	141	-	141
Other adjustments, net	581	(527)	54
Changes in operating asset and liabilities:
Pre-petition liabilities	(3,352)	-	(3,352)
Other changes, net	(274)	294	20
Net cash provided by (used in) operating activities	$(5,640)	$896	$(4,744)

Corporate and USA

On a combined basis, the Corporate and USA segments used $3.0 million of cash in operating activities in the first six months of 2012 compared to $5.6 million in the first six months of 2011.  Prepetition liability payments in the first half of 2012 and 2011 were $1.6 million and $3.4 million.

We took steps in 2011 to improve profitability and liquidity by reducing our U.S. based employee headcount at both the corporate and plant operations level.  In the ongoing effort to improve profitability, significant emphasis will be placed on growing revenues.  The growth of revenues is expected to include the following:

•	growth in existing markets for stabilized rice bran (SRB), rice bran oil (RBO) and defatted rice bran (DRB);
•	expanding our product offerings and improving existing products;
•	aligning with strategic partners who can provide channels for additional sales of our products; and
•	implementing price increases.

Index

In 2011 and the first six months of 2012, we issued shares of common stock and warrants to satisfy certain obligations in an effort to conserve cash.  In 2011 and the first six months of 2012, we also obtained funds from issuances of convertible debt and warrants.  The equity markets, however, were not a significant source of funds during the first six months of 2012 and 2011 due to our financial position and the state of the equity markets.  Improving financial performance and equity market conditions may allow us to raise equity funds in the future.  In the third quarter of 2012, we raised an additional $1.1 million from the issuances of convertible debt and warrants (see Note 16 to the consolidated financial statements).  We intend to provide the necessary cash to continue operations through the monetization of certain assets, improved profitability and possible equity and/or debt financing transactions.  Some of these monetizations could result in additional impairment of asset values.  Asset monetization may include some or all of the following:

•	sale of certain facilities;
•	sale of a noncontrolling interest in one or more subsidiaries; or
•	sale of surplus equipment.

Corporate and SRB segment cash flows from operations continue to improve.  Payments of pre-petition liabilities reduced cash flows from operations in the periods paid, but were in payment of obligations incurred prior to our November 2009 filing of the voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.  We made distributions to unsecured creditors which reduced pre-petition liabilities by $1.6 million in the first six months of 2012 and $3.4 million in the first six months of 2011.  The funds for the 2012 creditor distributions were derived from receipts on notes receivable, and proceeds from issuances of the subordinated convertible notes, senior convertible debentures and related warrants in January 2012.  All unsecured creditors who participated in the court supervised restructuring have been paid all amounts due in accordance with the amended plan of reorganization approved by the bankruptcy court.

Cash used in investing activities in the first six months of 2012 included $0.3 million of proceeds from the sale of USA segment equipment, $0.6 million from collections of USA segment notes receivable and $0.2 million of restricted cash released for the payment of pre-petition liabilities.

Cash provided by financing activities in the first six months of 2012 included $2.4 million of proceeds, net of costs, which we received from the issuances of subordinated convertible notes, the senior convertible debenture and related warrants (see Note 8 to the consolidated financial statements).  The net proceeds of $2.4 million have been used to fund the working capital needs of the Corporate and USA segments, including payments to the unsecured creditors.  In addition, during the first six months of 2012, the Corporate and USA segments received $1.2 million in proceeds from the factoring agreement debt and paid $1.1 million on factoring agreement debt..

Brazil

The Brazil segment used $1.2 million in operating cash in the first six months of 2012 due to the higher net loss, compared to providing $0.9 million of operating cash in the first six months of 2011.  Funding of capital expansion projects is being provided by proceeds received from the sale of Nutra SA, LLC (Nutra SA) membership interests, as discussed further below, and bank debt.

During the first quarter of 2011, Irgovel began disbursing cash for capital improvements which are part of a project to expand production capacity and improve operational efficiency.  In the first six months of 2012 and 2011, these disbursements totaled $3.7 million and $4.4 million.

Irgovel is currently undergoing a capital expansion project involving installation of new equipment and improvements to existing infrastructure.  Financing for significant equipment purchases was secured in the fourth quarter of 2011.  Additional financing and/or capital will be required to complete all phases of the project.  As a result of the project, we also expect production at the Irgovel facility to shut down in the fourth quarter of 2012 for approximately 4-6 weeks while certain new equipment is brought on line.  Where possible, we intend to stock pile certain inventory for sale during the period the plant is shut-down.

In December 2010, we entered into a membership interest purchase agreement with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (the Investors).  The Investors agreed to purchase a 35.6% interest in Nutra SA for an aggregate purchase price of $7.7 million.  The Corporate segment received $4.0 million of the January 2011 proceeds.  The remaining amount of $3.7 million, less $0.5 million retained by Nutra SA for administrative expenses, was invested in Irgovel for capital improvements and working capital needs. We received in the second quarter of 2011, an additional $3.0 million from the Investors - $1.0 million for the purchase of outstanding units in Nutra SA from the Corporate segment, which was used by that segment for working capital, and $2.0 million for the purchase of new units in Nutra SA, which was used by Irgovel to fund a capital expansion.  During 2011, the Investors purchased additional membership interests and as of June 30, 2012, own a 49.0% interest in Nutra SA.

Index

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

Index

•
Year end physical inventory procedures in place were not sufficient to ensure all physical inventory was counted and that obsolete and slow moving inventory was isolated and identified during the count; and

•	Unapproved invoices could be entered into the accounting system and paid by an electronic payment process allowing inappropriate expenditures to potentially go undetected.

During the three months ended June 30, 2012, we began remediation of the above weaknesses.  We added additional accounting personnel at Irgovel and began re-aligning responsibilities to enhance segregation of duties.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition, liquidity or future results.  The risks described in our Annual Report on Form 10-K and below are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

The capital expansion project and planned temporary shutdown at our Irgovel facility could adversely affect our business, financial condition or results of operations.

Irgovel is currently undergoing a capital expansion project involving installation of new equipment and improvements to existing infrastructure.  As a result of the project, we expect production at the Irgovel facility to shut down in the fourth quarter of 2012 for approximately 4-6 weeks while certain new equipment is brought on line.  Where possible, we intend to stock pile certain inventory for sale during the period the plant is shut-down.    During such shut down, we will have to continue to expend capital to maintain the Irgovel facility and equipment.  Facility shutdown and subsequent restart expenses may adversely affect periodic results when these events occur.

In addition, the installation of new equipment at the Irgovel facility involves significant uncertainties, including the following: our new equipment may not perform as expected; the new equipment may differ from design and/or specifications and redesign or modification of the equipment may be required to correct equipment that does not perform as expected, which could require additional facility shutdowns until the equipment has been redesigned or modified as necessary.  The costs related to the capital expansion project are uncertain, the costs may increase beyond those projected and additional financing may be necessary to complete the project.  Any of these risks associated with the capital expansion project could lead to lower revenues or higher costs or otherwise have a negative impact on our future results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2012, we issued the securities described below without registration under the Securities Act of 1933.

On May 17, 2012, we issued a creditor a convertible note in the principal amount of $50 thousand, which is convertible into common stock at $0.10 per share and bears interest at an annual rate of 10.0%, and a warrant to purchase up to a total of 500,000 shares of common stock at an exercise price of $0.12 per share.  See Note 8 to the consolidated financial statements contained herein for further description of the transaction.

Effective May 17, 2012, in connection with the May 17, 2012, financing described above, we issued warrants under a financial advisor agreement.  We issued warrants exercisable for 12,500 shares of our common stock at $0.10 per share, expiring May 17, 2017.

On June 30, 2012, we issued 67,500 shares of our common stock pursuant to a consulting agreement.

Index

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

	Before Events		After Events
Date of Issuance	Shares Under Warrants	Exercise Price	Shares Under Warrants	Exercise Price	Increase in Shares Under Warrants
February 2007	37,166,157	$0.98	38,239,172	$0.95	1,073,015
April 2008	15,020,013	0.64	15,075,369	0.64	55,356

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

Item 3.  Defaults upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Calculation Definition Document
101.LAB (1)	XBRL Taxonomy Extension Calculation Label Document
101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Document

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

Dated: August 14, 2012	NutraCea

	By:	/s/ W. John Short
W. John Short
Chief Executive Officer

By:	/s/ J. Dale Belt
Jerry Dale Belt
Chief Financial Officer