Form 10-Q
period 2012-09-30
RiceBran Technologies
filed 2012-11-14
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-32565
RiceBran Technologies
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

As of November 12, 2012, shares of the registrant’s common stock outstanding totaled 207,447,347.

RiceBran Technologies
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

Index

RiceBran Technologies
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited) (in thousands, except per share amounts)

	Three Months		Nine Months
	2012	2011	2012	2011

Revenues	$9,349	$9,405	$28,806	$28,555
Cost of goods sold	7,473	7,506	23,426	21,863
Gross profit	1,876	1,899	5,380	6,692

Operating expenses:
Selling, general and administrative	2,864	3,734	9,567	10,975
Professional fees	366	518	1,353	2,118
Impairment of property, plant and equipment	-	-	1,069	-
Recovery from former customer	-	-	-	(800)
Total operating expenses	3,230	4,252	11,989	12,293

Loss from operations	(1,354)	(2,353)	(6,609)	(5,601)

Other income (expense):
Interest income	3	25	66	105
Interest expense	(498)	(302)	(1,303)	(1,114)
Foreign currency exchange, net	209	(321)	(573)	(268)
Change in fair value of derivative warrant and conversion liabilities	3,502	916	4,008	775
Loss on extinguishment	(1,955)	-	(4,941)	-
Financing expense	(640)	-	(2,184)	-
Other income	18	46	25	423
Other expense	(59)	(24)	(176)	(460)
Total other income (expense)	580	340	(5,078)	(539)

Loss before income taxes	(774)	(2,013)	(11,687)	(6,140)
Income taxes	194	244	1,105	252
Net loss	(580)	(1,769)	(10,582)	(5,888)
Net loss attributable to noncontrolling interest in Nutra SA	212	276	1,184	315
Net loss attributable to RiceBran Technologies shareholders	$(368)	$(1,493)	$(9,398)	$(5,573)

Loss per share attributable to RiceBran Technologies shareholders
Basic	$(0.00)	$(0.01)	$(0.05)	$(0.03)
Diluted	$(0.00)	$(0.01)	$(0.05)	$(0.03)

Weighted average number of shares outstanding
Basic	204,869	199,381	204,048	197,651
Diluted	204,869	199,381	204,048	197,651

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

RiceBran Technologies
Condensed Consolidated Statements of Comprehensive Loss
Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited) (in thousands)

	Three Months		Nine Months
	2012	2011	2012	2011

Net loss	$(580)	$(1,769)	$(10,582)	$(5,888)
Other comprehensive income (loss) - foreign currency translation, net of tax	279	(2,630)	(958)	(1,576)

Comprehensive loss, net of tax	(301)	(4,399)	(11,540)	(7,464)

Comprehensive loss attributable to noncontrolling interest, net of tax	75	1,481	1,653	1,113

Total comprehensive loss attributable to RiceBran Technologies shareholders	$(226)	$(2,918)	$(9,887)	$(6,351)

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

RiceBran Technologies
Condensed Consolidated Balance Sheets
September 30, 2012 and December 31, 2011
(Unaudited) (in thousands, except share amounts)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$850	$3,329
Restricted cash	1,918	2,118
Accounts receivable, net of allowance for doubtful accounts of $500 and $323	3,919	3,702
Inventories	2,336	2,297
Note receivable	-	700
Deferred tax assets	352	159
Income and operating taxes recoverable	1,339	1,659
Deposits and other current assets	1,061	1,049
Total current assets	11,775	15,013

Property, plant and equipment, net	28,905	27,995
Intangible assets, net	2,872	3,928
Goodwill	4,821	5,240
Other long-term assets	384	56
Total assets	$48,757	$52,232

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Accounts payable	$3,531	$2,995
Accrued expenses	4,976	4,202
Long-term debt, current portion	7,305	6,792
Pre-petition liabilities	-	1,615
Total current liabilities	15,812	15,604

Long-term liabilities:
Long-term debt, net of current portion	11,278	7,933
Deferred tax liability	2,648	3,767
Derivative warrant liabilities	6,426	1,296
Total liabilities	36,164	28,600

Commitments and contingencies

Redeemable noncontrolling interest in Nutra SA	8,265	9,918

Equity:
Preferred stock, 20,000,000 authorized and none issued	-	-
Common stock, no par value, 500,000,000 shares authorized, 205,151,437 and 201,264,622 shares issued and outstanding	210,114	209,613
Accumulated deficit	(204,309)	(194,911)
Accumulated other comprehensive loss	(1,477)	(988)
Total equity	4,328	13,714
Total liabilities, temporary equity and equity	$48,757	$52,232

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2012 and 2011
(Unaudited) (in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flow from operating activities:
Net loss	$(10,582)	$(5,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,623	3,827
Provision for doubtful accounts receivable	313	96
Stock and share-based compensation	879	1,118
Change in fair value of derivative warrant and conversion liabilities	(4,008)	(775)
Financing expense	2,184	-
Loss on extinguishment	4,941	-
Impairment of property, plant and equipment	1,069	-
Deferred tax benefit	(1,105)	(441)
Settlement with former officer	-	(267)
Other	189	180
Changes in operating assets and liabilities:
Accounts receivable	(737)	(656)
Inventories	(159)	(102)
Accounts payable and accrued expenses	1,147	235
Pre-petition liabilities	(1,615)	(4,230)
Other	(39)	(361)
Net cash used in operating activities	(3,900)	(7,264)

Cash flows from investing activities:
Receipts on notes receivable	700	900
Purchases of property, plant and equipment	(5,824)	(5,216)
Proceeds from sale of property, plant and equipment	276	-
Restricted cash	200	(480)
Other	(24)	(199)
Net cash used in investing activities	(4,672)	(4,995)

Cash flows from financing activities:
Proceeds from issuance of convertible debt and related warrants	3,563	444
Proceeds from sale of membership interests in Nutra SA, net of costs	-	11,625
Payments of debt	(9,010)	(7,664)
Proceeds from issuance of debt	11,607	7,489
Net cash provided by financing activities	6,160	11,894

Effect of exchange rate changes on cash and cash equivalents	(67)	(5)
Net change in cash and cash equivalents	(2,479)	(370)
Cash and cash equivalents, beginning of period	3,329	537
Cash and cash equivalents, end of period	$850	$167

Supplemental disclosures:
Cash paid for interest	$1,162	$723
Cash paid for income taxes	-	14

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1.  BASIS OF PRESENTATION

On October 3, 2012, we changed our name from NutraCea to RiceBran Technologies.  In connection with the name change, the trading symbol for our common stock changed from NTRZ to RIBT.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements of RiceBran Technologies and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes and other financial information included in audited financial statements were condensed or omitted.  The Interim Financial Statements contain all adjustments necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented.

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

NOTE 2.  CHAPTER 11 REORGANIZATION, LIQUIDITY AND MANAGEMENT’S PLANS

Chapter 11 Reorganization

On November 10, 2009, RiceBran Technologies (the Parent Company, formerly known as NutraCea) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the District of Arizona (the Bankruptcy Court), in the proceeding entitled In re:  NutraCea, Case No. 2:09-bk-28817-CGC (the Chapter 11 Reorganization).  None of the Parent Company’s subsidiaries, including its Brazilian rice bran oil operation, were included in the bankruptcy filing.  The Parent Company continued to manage its assets and operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court through the November 2010 plan effective date (see below).   Under the Bankruptcy Code, certain claims against the Parent Company in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.  Additional claims arose subsequent to the filing date from the Parent Company’s business operations, its secured borrowing from Wells Fargo Bank, N.A., its employment of professionals, its disposition of certain non-core assets and its treatment of certain executory contracts.

Index

RiceBran Technologies
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

In 2011 and the first nine months of 2012, we issued shares of common stock and options to satisfy certain obligations in an effort to conserve cash.  In 2011 and the first nine months of 2012, we also obtained funds from issuances of convertible debt and warrants.  The equity markets for our capital stock, however, were not a significant source of funds during 2011 and the first nine months of 2012 due to our financial position and the state of the equity markets.  Improving financial performance and equity market conditions may allow us to raise equity funds in the future.  We intend to provide the necessary cash to continue operations through the monetization of certain assets, improved profitability and possible equity and/or debt financing transactions.  Some of these monetizations could result in additional impairment of asset values.  Asset monetization may include some or all of the following:

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

RiceBran Technologies
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

The USA segment consists of two locations in California and two locations in Louisiana, all of which can produce SRB. One of the Louisiana SRB facilities, located in Lake Charles, has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB) and RiBalance (a complete rice bran nutritional package derived from further processing SRB).  The manufacturing facilities included in our USA segment have proprietary and patented processing equipment and technology for the stabilization and further processing of rice bran into finished products.  In the first nine months of 2012, approximately 46% of USA segment revenue was from sales of human food products and 54% was from sales of animal nutrition products.

The Brazil segment consists of the operation of our subsidiary Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human and animal food markets in Brazil and internationally.  Irgovel owns the largest rice bran processing facility in South America.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  DRB is sold in bulk as animal feed and compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market.  In the nine months of 2012, approximately 46% of Brazil segment product revenue was from sales of RBO products and 54% was from sales of DRB products.

NOTE 4.  LOSS PER SHARE (EPS)

Basic EPS is computed by dividing net income (loss) attributable to RiceBran Technologies shareholders by the weighted average number of common shares outstanding during all periods presented.  Shares underlying options, warrants and convertible notes payable are excluded from the basic EPS calculation but are considered in calculating diluted EPS.

Diluted EPS is computed by dividing the net income (loss) attributable to RiceBran Technologies shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the impact of assumed exercises and conversions is dilutive.  The dilutive effect of outstanding options and warrants is calculated using the treasury stock method.  The dilutive effect of outstanding convertible debt is calculated using the “if converted” method.

Below are reconciliations of the numerators and denominators in the EPS computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to RiceBran Technologies shareholders	$(368)	$(1,493)	$(9,398)	$(5,573)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	204,869,055	199,380,838	204,048,405	197,650,794
Effect of dilutive securities outstanding	-	-	-	-
Diluted EPS - weighted average number of shares outstanding	204,869,055	199,380,838	204,048,405	197,650,794

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average exercise price for the three and nine months ended September 30, 2012 of $0.24 and $0.25 per share)	38,470,601	39,557,171	39,047,278	40,342,313
Warrants (average exercise price for the three and nine months ended September 30, 2012 of $0.27 and $0.38 per share)	200,625,443	42,950,415	142,682,836	41,721,527
Convertible debt (average exercise price for the three and nine months ended September 30, 2012 of $0.08 and $0.09 per share)	83,361,071	6,286,935	57,473,568	3,230,007

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The impact of potentially dilutive securities outstanding at September 30, 2012 and 2011, was not included in the calculation of diluted EPS in 2012 and 2011 because to do so would be antidilutive.  Those securities listed in the table above which were antidilutive in 2012 and 2011, which remain outstanding, could potentially dilute EPS in the future.

NOTE 5. REDEEMABLE NONCONTROLLING INTEREST IN NUTRA SA

A summary of changes in redeemable noncontrolling interest follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning of period	$8,340	$11,093	$9,918	$-
Investors' purchase of units	-	900	-	11,625
Investors' interest in net loss of Nutra SA	(212)	(276)	(1,184)	(315)
Investors' interest in other comprehensive income (loss) of Nutra SA	137	(1,205)	(469)	(798)
End of period	$8,265	$10,512	$8,265	$10,512

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

We received in the second quarter of 2011, an additional $3.0 million from the Investors - $1.0 million for the purchase of outstanding units in Nutra SA from the Parent Company, which was used by the Parent Company for working capital, and $2.0 million for the purchase of new units in Nutra SA, which was used by Irgovel to fund a capital expansion.  We received in the third quarter of 2011 an additional $0.9 million from the Investors for the purchase of outstanding units in Nutra SA from the Parent Company, which was used by the Parent Company for working capital.  These purchases increased the Investors’ interest in Nutra SA to a 49.0% interest as of December 31, 2011 and the Investors’ interest remained 49.0% throughout the first nine months of 2012.

We determined that we continue to control Nutra SA after each of the Investors’ purchases and therefore we continue to consolidate Nutra SA.  We treated each Investor’s purchase similar to an equity transaction, with no gain or loss recognized in consolidated net income (loss) or comprehensive income (loss).  The Investors’ share of Nutra SA’s net income (loss) and other comprehensive income (loss) after the January 2011 closing increases (decreases) redeemable noncontrolling interest in Nutra SA.

Redeemable noncontrolling interest in Nutra SA is recorded in temporary equity, above the equity section and after liabilities on our consolidated balance sheets, because the Investors have the right to force a sale of Nutra SA assets in the future (see Drag Along Rights described below).  We have assessed the likelihood of the Investors exercising these rights as less than probable at September 30, 2012, in part because it is more likely the Investors will exercise other rights prior to January 2015.  We will continue to evaluate the probability of the Investors exercising their Drag Along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors will exercise these rights.

Index

RiceBran Technologies
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

We have determined that Irgovel will require approximately $3 million of additional financing and/or capital to complete the capital expansion project and meet working capital needs during the planned shutdown in the first quarter of 2013.  Subsequent to September 30, 2012, we are in discussions with the Investors as to the nature, timing and extent of any additional capital and/or financing of Irgovel. If the Investors fund the cash shortfall at Irgovel, they may obtain the rights described herein, including the right to force the sale of all of Nutra SA’s assets (Drag Along Rights as described below) and the right to substantively participate in the operations of Nutra SA.

Under the LLC agreement, the business of Nutra SA is to be conducted by the manager, our CEO, subject to the oversight of the management committee.  The management committee is comprised of three RiceBran Technologies representatives and two Investors’ representatives.  Upon an event of default or a qualifying event, the management committee will no longer be controlled by RiceBran Technologies, and will include three Investors representatives and two RiceBran Technologies representatives.  In addition, following an event of default or a qualifying event, a majority of the members of the management committee may replace the manager of Nutra SA.

As of September 30, 2012, there have been no events of default.  Events of default, as defined in the MIPA, are:

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

As of September 30, 2012, there have been no qualifying events.  The LLC agreement, as amended in the third quarter of 2011, defines a qualifying event as any event prior to September 16, 2014, which results, or will result in, (i) a person or group of persons exercising the right to appoint members to our board of directors holding one third or more of the votes of all board members, (ii) the sale, exchange, pledge or use as guarantee of one half of our ownership interest in Nutra SA to a third party (iii) the bankruptcy of RiceBran Technologies or Nutra SA or (iv) the Investors’ purchase of additional units in Nutra SA under the waiver to the MIPA, such that the Investors’ ownership interest in Nutra SA exceeds 49.0%.

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

•
RiceBran Technologies Roll-Up – The Investors may exchange units in Nutra SA for RiceBran Technologies common stock..  This right is available upon the earlier of January 2014 or, if an event of default has occurred, January 2013.  We may elect to postpone our obligation to complete the RiceBran Technologies roll-up to January 2015 if the roll-up would result in over 25% of our common stock being owned by the Investors.  The appraised fair value of the Investors’ interest in Nutra SA and the market price of our stock would be used to determine the amount of ownership interest the Investors would receive in RiceBran Technologies.

•
Drag Along Rights – The Investors have the right to force the sale of all Nutra SA assets after the earlier of (i) January 2015, (ii) January 2013 if an event of default occurs, (iii) February 2014 if we make a RiceBran Technologies roll-up postponement election or (iv) the date of a qualifying event.  The right terminates upon the occurrence of certain events (a $50 million Nutra SA initial public offering or a change of control, as defined).  We may elect to exercise a right of first refusal to purchase the Investors’ interest instead of proceeding to a sale.

Index

RiceBran Technologies
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

NOTE 6. INVENTORIES

Inventories are composed of the following (in thousands):

	September 30,	December 31,
	2012	2011
Finished goods	$1,047	$906
Work in process	562	804
Raw materials	466	353
Packaging supplies	261	234
Total inventories	$2,336	$2,297

NOTE 7.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Land	$414	$422
Furniture and fixtures	1,461	1,464
Plant	16,879	16,821
Computer and software	1,416	1,357
Leasehold improvements	189	189
Machinery and equipment	17,471	17,905
Construction in progress	9,911	5,775
Property, plant and equipment	47,741	43,933
Less accumulated depreciation	18,836	15,938
Property, plant and equipment, net	$28,905	$27,995

Included in property plant and equipment, net, is machinery and equipment not currently in use and carried at net realizable value of $1.2 million as of September 30, 2012.  Construction in progress relates to a capital expansion project at Irgovel.  Included in accounts payable at September 30, 2012, is $0.8 million related to amounts payable for capital expansion project additions.

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8.  DEBT

The following table summarizes current and long-term portions of debt (in thousands).

	September 30,	December 31,
	2012	2011
USA segment:
Senior convertible debentures, net	$943	$-
Subordinated convertible notes, net	3,546	2,126
Customer list purchase	-	448
Supplier note	-	59
Factoring agreement	-	262
	4,489	2,895
Brazil segment:
Capital expansion loans	5,526	3,789
Equipment financing	235	214
Working capital lines of credit	1,706	1,778
Advances on export letters of credit	3,978	2,838
Special tax programs	2,649	3,211
	14,094	11,830
Total debt	18,583	14,725
Current portion	7,305	6,792
Long-term portion	$11,278	$7,933

Convertible Notes and Debenture

Convertible debt instruments outstanding as of September 30, 2012, are listed below.

Issuance	Issuance Date of Debt	Principal Amount of Debt (in thousands)	Creditor's Debt Conversion Right	Stated Annual Interest Rate on Debt	Maturity Date of Debt
Senior Convertible Debentures	July 2012	$1,299	Convertible January 2013 at $0.07 per share	NA	January 2014
Subordinated Convertible Note	August 2012	150	Convertible immediately at $0.07 per share	10%	July 2015
Subordinated Convertible Notes	July 2012	850	Convertible immediately at $0.07 per share	10%	July 2015
Subordinated Convertible Note	May 2012	50	Convertible immediately at $0.07 per share	10%	July 2015
Subordinated Convertible Notes	January 2012	4,325	Convertible immediately at $0.07 per share	10%	July 2015

All of the convertible debt instruments listed above contain full ratchet antidilution provisions and require the holders to provide us with 61 day notice prior to conversion or exercise to the extent the holder would have a beneficial ownership interest in our common stock in excess of 4.99% of our outstanding common stock immediately after conversion or exercise

All of our currently outstanding convertible debt was issued in 2012 with warrants.  Issuances of convertible debt and related warrants during the first nine months of 2012 are described in the chart below.  The initial terms of the convertible debt and related warrants issued prior to July have been impacted by (i) a July 2012 amendment, (ii) the impacts of the antidilution provisions contained in the convertible debt and related warrants, and (iii) other transactions, as described below.

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Issuance	Date of Debt and/or Warrant	Principal Amount of Debt (in thousands)	Creditor's Debt Conversion Right	Stated Annual Interest Rate on Debt	Maturity Date of Debt	Number of Shares Under Warrant	Date Exercisable and Exercise Price of Warrant	Expiration Date of Warrant
			(1)				(1)
Senior Convertible Debentures and Warrant	July 2012	$1,299	Convertible January 2013 at $0.07 per share	NA	January 2014	18,560,000	Exercisable beginning January 2013 at $0.08 per share	January 2018
Senior Convertible Debenture and Warrant (3)	January 2012	$870	Convertible July 2012 at $0.15 per share	NA	July 2013	6,250,000	Exercisable beginning July 2012 at $0.12 per share (6)	July 2017
Subordinated Convertible Notes and Warrants	July and August 2012	1,000	Convertible immediately at $0.07 per share	10%	July and August 2015	14,285,714	Exercisable immediately at $0.08 per share	July and August 2017
Subordinated Convertible Note and Warrant	May 2012	50	Convertible immediately at $0.10 per share (2)	10%	May 2015	500,000	Exercisable immediately at $0.12 per share (4)	May 2017
Subordinated Convertible Notes and Warrants	January 2012	4,325	Convertible immediately at $0.10 per share (2)	10%	January 2015	43,250,000	Exercisable immediately at $0.12 per share (5)	January 2017

(1)
All of the convertible debt and warrants listed above contain full ratchet antidilution provisions and require the holders to provide us with 61 day notice prior to conversion or exercise to the extent the holder would have a beneficial ownership interest in our common stock in excess of 4.99% of our outstanding common stock immediately after conversion or exercise.

(2)
In July 2012 (i) the terms of all of the subordinated convertible notes outstanding, were modified such that the maturity date was extended from January and May 2015 to July 2015 and (ii) the conversion price of these subordinated convertible notes was lowered from $0.10 per share to $0.07 per share under their antidilution provisions.

(3)	In the third quarter of 2012, the senior convertible debenture issued in January 2012 was exchanged for a senior convertible debenture dated July 2012.
(4)	As a result of a July 2012 amendment, the exercise price on the warrants was reduced from $0.12 per share to $0.08 per share and the number of underlying shares was increased from 500,000 to 714,286.
(5)
As a result of a July 2012 amendment, the exercise price on the warrants with initially 36,000,000 underlying shares was reduced from $0.12 per share to $0.08 per share, the number of underlying shares was increased to 51,428,573 and the expiration date of the warrants were extended to July 2017.  As a result of the antidilution provisions on the remaining warrants, during the third quarter of 2012, the exercise price on warrants initially with 7,250,000 underlying shares was reduced from $0.12 per share to $0.07 per share and the number of underlying shares was increased to 12,428,572.

(6)
As a result of the antidilution provisions included in the warrant, during the third quarter of 2012, the exercise price was reduced from $0.12 per share to $0.07 per share and the number of underlying shares was increased from 6,250,000 to 10,714,286.

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The January 2012 senior convertible debenture and related warrant were issued for $0.8 million, a $0.1 million discount from the debenture’s stated principal amount.  We received cash proceeds of $0.6 million, net of cash financing costs.  In the third quarter of 2012, this January 2012 debenture was exchanged for a July 2012 debenture with a stated principal amount of $1.0 million, representing the original principal amount plus interest which will accrue through the replacement debenture’s January 2014 maturity.  In July 2012, we also issued a new senior convertible debenture and related warrant and received $0.2 million in proceeds, net of financing costs.  Each of the July 2012 debentures is convertible immediately at $0.07 per share.  Commencing February 2013, we are required to redeem 1/12th of the $1.3 million combined principal each month until the January 2014 maturity date.  In lieu of a cash redemption we may elect to redeem the debentures by issuing a number of shares of common stock equal to the monthly redemption amount divided by the lesser of (i) the current debenture conversion price or (ii) 80% of the 20-day volume weighted average trading price of our common stock or (iii) the volume weighted average trading price of our common stock on the day immediately prior to the redemption date less $0.01.  The number of shares delivered may not exceed 20% of the number of shares traded in the 20-day trading period prior to payment.  The debentures are secured by a senior interest in substantially all of our assets, excluding our interest in Nutra SA.  Pursuant to the terms of the debentures, we may not pay any dividends while the debenture is outstanding.  Under the terms of the original January 2012 debenture, we had been required to redeem 1/12th of the $0.9 million principal each month commencing August 2012 until the July 2013 maturity date.

The January and May 2012 subordinated convertible notes with a face amount of $4.4 million, and the related warrants to purchase 43,750,000 shares of common stock, were issued in exchange for $1.8 million cash, net of issuance costs, and surrender of then outstanding convertible notes with original principal totaling $2.3 million and a related warrant (old notes and old warrant).  Interest is payable monthly at an annual rate of 10%.  The notes are secured by a junior interest in substantially all of our assets, excluding our interest in Nutra SA.  The old notes and old warrant were held by Baruch Halpern, who became a director concurrent with the January 2012 transaction.  In exchange for surrendering the old notes and old warrant and an additional $0.1 million cash investment, we issued a $2.5 million subordinated convertible note and related warrant to purchase 25,000,000 shares of common stock to a trust beneficially owned by Mr. Halpern (the Halpern Trust).

The July and August 2012 subordinated convertible notes with a face amount of $1.0 million, and the related warrants to purchase 14,285,714 shares of common stock, were issued in exchange for $0.9 million cash, net of issuance costs.  The notes are also secured by a junior interest in substantially all of our assets, excluding our interest in Nutra SA.  The notes and warrants were issued to four investors who had purchased January and May 2012 subordinated convertible notes and warrants.  We issued a $0.1 million subordinated convertible note and related warrant to purchase 1,428,571 shares of common stock to an entity beneficially owned by Mr. Halpern (together with the Halpern Trust referred to as the Halpern Entities).

A summary of the allocation of the proceeds from the 2012 issuances of the senior convertible debenture, subordinated convertible notes and related warrants follows (in thousands).

	First and Second Quarter of 2012			Third Quarter of 2012
	Debenture	Notes and Warrants		Debentures and Warrants		Notes and Warrants
	and Warrant	Halpern Entities	Other Investors	New	Replace- ment	Halpern Entities	Other Investors	Total
(Increases) decreases in:
Debt - principal	$(870)	$(2,500)	$(1,875)	$(290)	$(139)	$(100)	$(900)	$(6,674)
Debt - discount	870	630	1,875	290	(661)	100	900	4,004
Debt - derivative conversion liabilities	(296)	(1,942)	(1,448)	(128)	(105)	(69)	(583)	(4,571)
Derivative warrant liabilities	(648)	(2,473)	(1,848)	(273)	(907)	(88)	(746)	(6,983)
Debt (carrying amount of old note)	-	2,152	-	-	-	-	-	2,152
Equity	-	1,089	-	-	-	-	-	1,089
Loss on extinguishment	-	2,986	-	-	1,955	-	-	4,941
Financing expense	168	-	1,376	141	27	59	413	2,184
Other long -term assets - deferred finance costs	144	65	134	23	(148)	4	73	295
Proceeds, net of finance costs	632	(7)	1,786	237	(22)	94	843	3,563

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

We accounted for the July 2012 issuance of the replacement senior convertible debenture in the principal amount of $1.0 million and related warrant as a significant modification to the January 2012 debenture and related warrant.  We recognized a loss on extinguishment for the difference between the fair value of the senior convertible debenture and warrant issued, determined using a lattice model and the total of (i) the fair values, determined using a lattice model, of the conversion features embedded in the January 2012 debenture (ii) the carrying amount of the old debenture (zero) and (iii) the proceeds received, net of issue costs.  We concluded that the new warrant issued was not indexed to our common stock because of the full ratchet antidilution provisions and should be recorded as a derivative liability and carried at fair value.  We also concluded that the embedded conversion feature in the new debenture should be accounted for separately from the host debt as a derivative liability and carried at fair value.

We accounted for the January 2012 issuance of the $2.5 million subordinated convertible note and related warrant to the Halpern Trust as a significant modification to the old notes and warrant held by Mr. Halpern.  We recognized a loss on extinguishment for the difference between the fair value of the subordinated convertible note and warrant issued, determined using a lattice model and the total of (i) the Black-Scholes fair values of the conversion features embedded in the old notes, (ii) the Black-Scholes fair value of the old warrant, (iii) the carrying amount of the old notes and (iv) the proceeds received, net of issue costs.  The old notes’ embedded conversion features and the old warrant did not qualify as separate derivative liabilities and, therefore, we reduced equity by the January 2012 fair value of the embedded conversion features and warrant  determined using the Black-Scholes method.  We concluded that the new warrant issued was not indexed to our common stock because of the full ratchet antidilution provisions and should be recorded as a derivative liability and carried at fair value.  We also concluded that the embedded conversion feature in the new note should be accounted for separately from the host debt as a derivative liability and carried at fair value.

The other issuances of senior convertible debentures, subordinated convertible notes and related warrants were not accounted for as significant modifications and the $3.6 million proceeds from those issuances were allocated to convertible debt and warrants.  We concluded that the warrants were not indexed to our common stock because of the full ratchet antidilution provisions each contain and should be recorded as derivative liabilities and carried at fair value.  We also concluded that the embedded conversion features in the convertible debt should be accounted for separately from the host debt as derivative liabilities and carried at fair value.  We determined the fair value of each warrant and embedded conversion feature using a lattice model.  In each case, the fair value of the warrants and embedded conversion features exceeded the proceeds received, which resulted in the recognition of financing expense on the date of issuance.

Changes in the fair value of the derivative liabilities subsequent to issuance are recognized in change in fair value of derivative warrant and conversion liabilities in the statement of operations.  The changes in fair value of derivative liabilities as a result of the July 2012 amendment to the January 2012 and May 2012 subordinated convertible notes and related warrants, described previously, are also included in change in fair value of derivative warrant and conversion liabilities in the statement of operations.

As of September 30, 2012, our convertible debt consists of the following components (in thousands):

		Notes
	Debentures	Halpern Entities	Other Investors	Total
Principal outstanding	$(1,299)	$(2,600)	$(2,775)	$(6,674)
Discount	499	616	2,775	3,890
Derivative conversion liabilities	(143)	(755)	(807)	(1,705)
Debt	$(943)	$(2,739)	$(807)	(4,489)

Debt - current portion	$(705)	$-	$-	$(705)
Debt - long-term portion	(238)	(2,739)	(807)	(3,784)

The discount recorded on the subordinated convertible note held by the Halpern Trust and the replacement senior convertible debenture, and the related deferred finance costs are amortized to interest expense under the effective interest method.  As a result we are recognizing interest expense on the Halpern Trust subordinated convertible note at an effective interest rate of 20.9% and on the replacement senior convertible debenture at an effective interest rate of 25.1%.

The debt discounts on the other senior convertible debentures and subordinated convertible notes are also being amortized to interest expense under the effective interest method.  However, because the fair value at issuance of the conversion features and warrants exceeded the proceeds from these issuances, in each case, under the effective interest method, this will result in the debt discount being expensed when the principal of the convertible debt matures or is redeemed, in proportion to the principal reduction.  Deferred finance costs are also being amortized to interest expense under the effective interest method, in a similar fashion.

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The $2.4 million in proceeds from the January 2012 issuances of the senior convertible debenture, subordinated convertible notes and related warrants were used to make the final distributions to the unsecured creditors in January 2012 and for general corporate purposes.  The $1.2 million in proceeds from the May, July and August 2012 issuances of the senior convertible debenture, subordinated convertible notes and related warrants were used for general corporate purposes.

NOTE 9.  EQUITY, SHARE-BASED COMPENSATION AND LIABILITY WARRANTS

Effective October 26, 2012, our common stock, CUSIP No. 762831-10-5, trades on the OTC Bulletin Board, a centralized electronic quotation service for over-the-counter securities, under the symbol RIBT.  Prior to October 26, 2012 our common stock traded under the symbol NTRZ and our CUSIP No. was 67060N204.

A summary of equity activity for the nine months ended September 30, 2012 (in thousands, except share data) follows.

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Deficit	Loss	Equity
Balance, December 31, 2011	201,264,622	$209,613	$(194,911)	$(988)	$13,714
Share-based compensation	-	669	-	-	669
Warrant exercised	1,552,667	711	-	-	711
Common stock issued for vendor services	1,524,500	210	-	-	210
Common stock issued in exchange for vested options	809,648	-	-	-	-
Cancellation of convertible notes and warrant	-	(1,089)	-	-	(1,089)
Foreign currency translation	-	-	-	(489)	(489)
Net loss attributable to RiceBran Technologies shareholders	-	-	(9,398)	-	(9,398)
Balance, September 30, 2012	205,151,437	$210,114	$(204,309)	$(1,477)	$4,328

A summary of stock option and warrant activity for the nine months ended September 30, 2012 follows.

	Options			Equity and Liability Warrants
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2011	38,588,721	$0.27	6.3	46,789,364	$1.04	1.7
Granted	5,487,148	0.16		84,756,427	0.10
Impact of anti-dilution clauses	-	-		103,744,062	NA
Impact of amendment	-	-		15,642,859	NA
Exercised	-	-		(5,003,038)	0.10
Forfeited, expired or cancelled	(6,667,115)	0.33		(84,575,897)	0.43
Outstanding, September 30, 2012	37,408,754	$0.24	6.5	161,353,777	$0.12	3.8
Exercisable, September 30, 2012	30,164,059	$0.25	6.0	142,793,777	$0.13	3.6

Options

In January 2012, we issued 809,648 shares of common stock to a retiring director in exchange for the surrender of vested stock options exercisable for 1,454,596 shares of common stock.  The fair value of the vested options surrendered on the date of the stock issuance equaled the $0.1 million fair value of the stock issued.

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

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

In 2012, our three executive officers are receiving in cash either 83.3% or 90.0% of their stated contract salary, as detailed in their employment agreements.  In April 2012, our board of directors granted these officers stock options for the purchase of up to 852,592 shares of common stock at an exercise price equal to $0.12 per share.  The options vested 25% in April 2012, and the remainder vests in installments through 2012.  The $0.1 million grant date fair value of the options equaled the officers’ salary forbearance.

In October 2012, we lowered the exercise price on outstanding options held by certain employees for the purchase of up to 10,611,038 shares of common stock to $0.08 per share from an average exercise price of $0.19 per share.  The stock price on the date of the re-pricing was $0.07 per share.  No other terms of the options were modified.  We recorded expense of less than $0.1 million in the fourth quarter of 2012, representing the difference between the fair value of the options before and after the modification.  Total unrecognized compensation increased less than $0.1 million as a result of the modification.

In November 2012, we issued 2,194,660 shares of common stock to retiring directors in exchange for surrender of stock options for the purchase of up to 3,287,309 shares of common stock, at an average exercise price of $0.39 per share.  The fair value of the options surrendered on the date of the stock issuance was $0.2 million and fair value of the stock at issuance was $0.2 million.

Warrants

We have outstanding warrants classified as equity (equity warrants) and as derivative warrant liabilities (liability warrants).  The following tables summarize information related to outstanding warrants.

	Equity Warrants			Liability Warrants
	Shares Under Equity Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Liability Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2011	3,474,370	$0.30	3.5	43,314,994	$1.10	1.5
Granted	-	-		84,756,427	0.10
Impact of antidilution clauses	-	-		103,744,062	NA
Impact of amendment	-	-		15,642,859	NA
Exercised	-	-		(5,003,038)	0.10
Forfeited, expired or cancelled	(2,323,186)	0.22		(82,252,711)	0.44
Outstanding, September 30, 2012	1,151,184	$0.45	2.7	160,202,593	$0.12	$3.8
Exercisable, September 30, 2012	1,151,184	$0.45	2.7	141,642,593	$0.12	$3.6

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

		Outstanding as of September 30, 2012			Outstanding as of December 31, 2011
Range of Exercise Prices	Type of Warrant	Shares Under Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Shares Under Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
$0.07-$0.08	Liability	131,397,900	$0.08	4.5	-	$-	-
$0.20	Liability	-	-	-	9,707,282	0.20	3.2
$0.22-$0.23	Equity	605,730	0.23	4.2	2,928,916	0.22	3.8
$0.33	Liability	28,804,693	0.33	0.6	-	-	-
$0.69	Equity	545,454	0.69	1.1	545,454	0.69	1.8
$0.92	Liability	-	-	-	10,360,057	0.92	1.3
$1.56	Liability	-	-	-	23,247,655	1.56	0.9
		161,353,777	$0.12	3.8	46,789,364	$1.04	1.7

We have certain warrant agreements in effect for outstanding liability warrants that contain antidilution clauses.  Under the antidilution clauses, in the event of equity issuances, we may be required to lower the exercise price on liability warrants and increase the number of shares underlying liability warrants.  Equity issuances may include issuances of our common stock, certain awards of options to employees, issuances of warrants and/or other convertible instruments below certain exercise prices.  The issuances of the convertible debt and related warrants triggered the antidilution clauses in these warrant agreements and as a result, we lowered the exercise price and increased the number of underlying shares on certain liability warrants outstanding on the dates of the transactions.

During the first quarter of 2012, the holder of a liability warrant to purchase 5,003,038 shares of common stock exercised the warrant on a cashless basis and, as a result, we issued the holder 1,552,667 shares of our common stock.  We transferred the $0.7 million fair value of the liability warrant as of the date of exercise into equity.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Purchase Commitments and Irgovel Funding

Irgovel is currently undergoing a capital expansion project involving installation of new equipment and improvements to existing infrastructure.  Financing for significant equipment purchases was secured in the fourth quarter of 2011.  We have commitments to fund Irgovel in certain circumstances under our agreements with the Investors described further in Note 5.  Additional financing and/or capital of approximately $3 million will be required to complete the project and cover working capital needs during the planned shutdown in the first quarter of 2013.  As of September 30, 2012, Irgovel had no firm purchase commitments related to the project.

Supply Commitments

Irgovel has commitments to supply three customers a total of 600 metric tons of rice bran oil product during the period of October 2012 to January 2013, at fixed prices.

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

RiceBran Technologies
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

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Parent Company has not been served with any formal notices in regard to this matter so far.  To date, only Irgovel has received formal legal notice.  In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration.  As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of September 30, 2012, and December 31, 2011, the balance in the escrow account was $1.9 million and is included in restricted cash in our balance sheets.  There is an escrow liability related to the lawsuit in accrued expenses on our balance sheets as of September 30, 2012, and December 31, 2011 totaling $1.4 million and $1.9 million.  When the escrow account was funded, we established an accrued liability equal to the amount of the escrow for contingencies and the net balance due to the Sellers under the terms of the Purchase Agreement.  As of September 30, 2012, $0.6 million of pre-acquisition contingencies have either been paid or specifically identified and accrued, leaving a balance of $1.4 million to settle any remaining contingencies. We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

NOTE 11.  EMPLOYEE BONUS PLAN

In 2010, our board of directors approved a cash incentive bonus plan.  As of November 14, 2012, the plan provides for payment of $0.5 million to employees, employed at the time of payment, if all of the following conditions are met: (i) court approval of our Plan of Reorganization and successfully exiting the Chapter 11 bankruptcy process, (ii) being cash flow positive, defined by our board as earnings before interest, taxes, depreciation, amortization and certain non-cash charges, and (iii) cash availability as determined by our board at its sole discretion.  Because the consolidated operating cash flow condition and cash availability condition were not met as of September 30, 2012, and December 31, 2011, our board of directors has not approved payments and no accruals have been recorded.

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

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The tables below present segment information for the periods identified and provide reconciliations of segment information to total consolidated information (in thousands).

	Three Months Ended September 30, 2012
	Corporate	USA	Brazil	Consolidated
Revenues	$-	$3,065	$6,284	$9,349
Cost of goods sold	-	2,184	5,289	7,473
Gross profit	-	881	995	1,876
Depreciation and amortization (in selling, general and administrative)	(175)	(145)	(201)	(521)
Intersegment fees	57	-	(57)	-
Other operating expense	(836)	(662)	(1,211)	(2,709)
Income (loss) from operations	$(954)	$74	$(474)	$(1,354)

Net loss attributable to RiceBran Technologies shareholders	$(220)	$73	$(221)	$(368)
Interest expense	173	-	325	498
Depreciation (in cost of goods sold)	-	179	399	578
Purchases of property, plant and equipment	-	6	2,025	2,031

	Nine Months Ended September 30, 2012
	Corporate	USA	Brazil	Consolidated
Revenues	$-	$9,629	$19,177	$28,806
Cost of goods sold	-	6,737	16,689	23,426
Gross profit	-	2,892	2,488	5,380
Depreciation and amortization (in selling, general and administrative)	(246)	(784)	(661)	(1,691)
Intersegment fees	169	-	(169)	-
Impairment of property, plant and equipment	-	(1,069)	-	(1,069)
Other operating expense	(3,559)	(1,959)	(3,711)	(9,229)
Loss from operations	$(3,636)	$(920)	$(2,053)	$(6,609)

Net loss attributable to RiceBran Technologies shareholders	$(7,229)	$(937)	$(1,232)	$(9,398)
Interest expense	494	17	792	1,303
Depreciation (in cost of goods sold)	-	714	1,218	1,932
Purchases of property, plant and equipment	-	72	5,752	5,824

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30, 2011
	Corporate	USA	Brazil	Consolidated
Revenues	$-	$2,636	$6,769	$9,405
Cost of goods sold	-	1,916	5,590	7,506
Gross profit	-	720	1,179	1,899
Depreciation and amortization (in selling, general and administrative)	(42)	(313)	(315)	(670)
Intersegment fees	102	-	(102)	-
Other operating expense	(1,520)	(909)	(1,153)	(3,582)
Loss from operations	$(1,460)	$(502)	$(391)	$(2,353)

Net loss attributable to RiceBran Technologies shareholders	$(651)	$(510)	$(332)	$(1,493)
Interest expense	114	34	154	302
Depreciation (in cost of goods sold)	-	279	367	646
Purchases of property, plant and equipment	-	12	703	715

	Nine Months Ended September 30, 2011
	Corporate	USA	Brazil	Consolidated
Revenues	$-	$8,129	$20,426	$28,555
Cost of goods sold	-	5,392	16,471	21,863
Gross profit	-	2,737	3,955	6,692
Depreciation and amortization (in selling, general and administrative)	(154)	(933)	(942)	(2,029)
Settlement with former customer	-	800	-	800
Intersegment fees	307		(307)	-
Other operating expense	(4,904)	(2,852)	(3,308)	(11,064)
Loss from operations	$(4,751)	$(248)	$(602)	$(5,601)

Net loss attributable to RiceBran Technologies shareholders	$(4,680)	$(383)	$(510)	$(5,573)
Interest expense	430	136	548	1,114
Depreciation (in cost of goods sold)	-	712	1,086	1,798
Purchases of property, plant and equipment	-	94	5,122	5,216

The tables below present segment information for selected balance sheet accounts (in thousands).

	Corporate		USA	Brazil		Consolidated
As of September 30, 2012
Inventories	$-		$666	$1,670		$2,336
Property, plant and equipment, net	46		9,344	19,515		28,905
Goodwill	-		-	4,821	(1)	4,821
Intangible assets, net	-		1,247	1,625		2,872
Total assets	3,628	(2)	12,548	32,581		48,757

As of December 31, 2011
Inventories	-		617	1,680		2,297
Property, plant and equipment, net	263		11,899	15,833		27,995
Goodwill	-		-	5,240	(1)	5,240
Intangible assets, net	-		1,612	2,316		3,928
Total assets	4,672	(2)	14,219	33,341		52,232

(1)	All changes in goodwill between December 31, 2011 and September 30, 2012, relate to foreign currency translation.
(2)	Corporate segment total assets include cash, restricted cash, note receivable, property and other assets.

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents revenue by geographic area (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	$2,685	$2,176	$8,501	$6,937
Brazil	4,626	5,974	14,397	15,440
Other international	2,038	1,255	5,908	6,178
Total revenues	$9,349	$9,405	$28,806	$28,555

The following table presents property, plant and equipment by geographic area (in thousands).

	September 30, 2012	December 31, 2011
United States	$9,390	$12,162
Brazil	19,515	15,833
Total property, plant and equipment, net	$28,905	$27,995

NOTE 14.  FAIR VALUE MEASUREMENT

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of September 30, 2012, the fair value of our USA segment debt is approximately $2.1 million higher than the carrying value of that debt, based on current market rates for similar debt with similar maturities.  The fair value of our Brazil segment debt approximates the carrying value of that debt based on the current market rates for similar debt with similar maturities.

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

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

		As of September 30, 2012
		Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	(1)	$-	$-	$(6,426)	$(6,426)
Derivative conversion liabilities	(2)	-	-	(1,705)	(1,705)
Total liabilities at fair value		$-	$-	$(8,131)	$(8,131)

		As of December 31, 2011
		Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	(1)	$-	$-	$(1,296)	$(1,296)
Total liabilities at fair value		$-	$-	$(1,296)	$(1,296)

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

	September 30, 2012	December 31, 2011
Risk-free interest rate	0.1% - 0.7%	0.1% - 0.8%
	(0.5% weighted average)	(0.2% weighted average)
Expected volatility	90%	84%

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

The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current conversion price of the debt.  The risk-free interest rate is determined by reference to the treasury yield curve rate of instruments with the same term as the underlying debt.  Additional assumptions that were used to calculate fair value follow.

September 30, 2012
Risk-free interest rate	0.2-0.3%
(0.3% weighted average)
Expected volatility	90%

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	Nine Months Ended September 30, 2012
	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3		Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)
Derivative warrant liability	$(1,296)	$1,142	$(6,983)	$711	(2)	$(6,426)	$1,414
Derivative conversion liability	-	2,866	(4,466)	(105)	(3)	(1,705)	2,866
Total Level 3 fair value	$(1,296)	$4,008	$(11,449)	$606		$(8,131)	$4,280

	Nine Months Ended September 30, 2011
	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Warrants	Net Transfers (Into) Out of Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)
Derivative warrant liability	$(1,628)	$775	$-	$-	$(853)	$775
Total Level 3 fair value	$(1,628)	$775	$-	$-	$(853)	$775

(1)           Included in change in fair value of derivative warrant and conversion liabilities in our consolidated statements of operations.
(2)           Represents transfers to equity as a result of a holder exercising a warrant.
(3)           Represents an adjustment to loss on extinguishment as a result of issuing the replacement senior convertible debenture.

The following tables summarize the fair values by input hierarchy of items measured at fair value in our balance sheets on a nonrecurring basis (in thousands) as of September 30, 2012:

						2012
		As of September 30, 2012				Impairment
		Level 1	Level 2	Level 3	Total	Losses
						(1)
Property, plant and equipment	(1)	$-	$-	$1,155	$1,155	$1,069
Property, plant and equipment		$-	$-	$1,155	$1,155	$1,069

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

RiceBran Technologies
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

In connection with the issuance of convertible debt in the first nine months of 2012 we issued the transactional warrants listed below under the terms of our financial advisor agreement with HC.

Date of Warrants	Number of Shares Under Warrants	Exercise Price of Warrant	Expiration Date of Warrant
		(1)
January 2012	250,000	Exercisable immediately at $0.15 per share (2)	January 2017
January 2012	1,112,500	Exercisable immediately at $0.10 per share (2)	January 2017
May 2012	12,500	Exercisable immediately at $0.10 per share (2)	May 2017
July 2012	142,142	Exercisable immediately at $0.07 per share	July 2017
August 2012	53,571	Exercisable immediately at $0.07 per share	August 2017

(1)
All of the transactional warrants contain full ratchet antidilution provisions and require the holders to provide us with 61 day notice prior to conversion or exercise to the extent the holder would have a beneficial ownership interest in our common stock in excess of 4.99% of our outstanding common stock immediately after conversion or exercise.

(2)
As a result of the July 31, 2012, issuances of convertible debt and related warrants, the exercise prices on these transactional warrants was reduced under the full ratchet antidilution provisions included in the transactional warrants, to $0.07 per share and the number of underlying shares increased to equal the number of original underlying shares times the initial exercise price divided by $0.07 per share.

Other transactions with Mr. Halpern, HC and Halpern Entities are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Success fees earned by HC under financial advisor agreement payable in cash	$38	$26	$164	$26
Proceeds received from Mr. Halpern and Halpern Entities upon issuance of convertible debt and related warrants	100	1,000	213	1,739
Interest earned by Halpern Entities on convertible debt	65	144	236	225
Payments to HC relevant to HC's class 6 general unsecured creditor claim	-	153	256	754

As of September 30, 2012 and December 31, 2011, there was less than $0.1 million in accounts payable or accrued expenses due to Mr. Halpern, HC or the Halpern Entities.

In January 2012, we agreed to extend the expiration dates on certain liability warrants held by Mr. Halpern and others, for the purchase of 5,166,520 shares of common stock at an exercise price of $0.10 per share from July 2014 to January 2017.  The resulting $0.1 million change in the fair value of the warrants was expensed in other income (expense).

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

As a result of the amendment discussed in Note 8, the terms of Mr. Halpern’s January 2012 subordinated convertible note were modified such that the maturity date was extended from January to July 2015, the exercise price on the related warrant was reduced from $0.12 per share to $0.08 per share and the number of underlying shares on those warrants was increased from 25,000,000 to 35,714,286.  Had the warrant not been amended, the exercise price would have reduced to $0.07 per share under the antidilution provisions in the warrant.

Other Transactions with Directors

In April 2012, Henk Hoogenkamp became a member of our board of directors.  In 2011, Mr. Hoogenkamp performed consulting services for RiceBran Technologies under an independent contractor agreement.  Under the agreement, as amended, we agreed to pay Mr. Hoogenkamp a total of $0.1 million as compensation for services in 2011.  In addition, we issued to Mr. Hoogenkamp 150,000 shares of our common stock which fully vested on December 31, 2011.  In June 2011, we entered into an amendment to the independent contractor agreement, which reduced the scope of the consulting services and reduced his compensation during the last six months of 2011.   Mr. Hoogenkamp agreed to be paid less than $0.1 million for his consulting services in 2011 and we agreed to extend the exercise period for certain stock options issued to Mr. Hoogenkamp for the purchase of up to 440,000 shares of our common stock to June 30, 2015.  The change in fair value of the warrants was less than $0.1 million.  Effective January 1, 2012, under a new one-year independent contractor consulting agreement, we issued Mr. Hoogenkamp 1,000,000 shares of our common stock, which were to vest in twelve equal monthly installments during 2012.  In April 2012, in connection with Mr. Hoogenkamp’s appointment to the Board of Directors, we terminated the independent contractor agreement and agreed to immediately vest all of the 1,000,000 shares of common stock previously granted.  During the three and nine months ended September 30, 2012 and 2011, we paid and expensed less than $0.1 million for fees owed under the independent contractor agreements.

W. John Short (CEO and director), Zanesville Partners Fund, LLC, which is beneficially owned by James C. Lintzenich (former director), and the Edward L. McMillan Revocable Trust, which is beneficially owned by Edward L. McMillan (former director), collectively invested $0.1 million in the January 2012 subordinated convertible notes and related warrants issuance described further in Note 8.  During the three and nine months ended September 30, 2012, we paid and expensed less than $0.1 million for interest on these three subordinated convertible notes.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in the results of operations and financial condition of RiceBran Technologies and subsidiaries for the periods presented.  This discussion and analysis should be read in conjunction with the consolidated financial statements, the related notes thereto, and management’s discussion and analysis of results of operations and financial condition included in our Annual Report on Form 10-K, for the year ended December 31, 2011.

On October 3, 2012, we changed our name from NutraCea to RiceBran Technologies.  In connection with the name change, the trading symbol for our common stock changed from NTRZ to RIBT.

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

The USA segment consists of two locations in California and two locations in Louisiana, all of which can produce SRB. One of the Louisiana SRB facilities, located in Lake Charles, has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB) and RiBalance (a complete rice bran nutritional package derived from further processing SRB).  The manufacturing facilities included in our USA segment have proprietary and patented processing equipment and technology for the stabilization and further processing of rice bran into finished products.   In the first nine months of 2012, approximately 46% of USA segment revenue was from sales of human food products and 54% was from sales of animal nutrition products.

The Brazil segment consists of the operation of our subsidiary Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human and animal food markets in Brazil and internationally.  Irgovel owns the largest rice bran processing facility in South America.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  DRB is sold in bulk as animal feed and compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market.  In the first nine months of 2012, approximately 46% of Brazil segment product revenue was from sales of RBO products and 54% was from sales of DRB products.

Irgovel is currently undergoing a capital expansion project involving installation of new equipment and improvements to existing infrastructure.  Financing for significant equipment purchases was secured in the fourth quarter of 2011.  Additional financing and/or capital will be required to complete the project.  As a result of the project, we also expect production at the Irgovel facility to shut down in the first quarter of 2013 for approximately 4-6 weeks while certain new equipment is brought on line.  Where possible, we intend to stockpile certain inventory for sale during the period the plant is shut-down.  We have commitments to fund Irgovel in certain circumstances under our agreements with the investors in Nutra SA described further in Note 5 to the consolidated financial statements included herein.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Consolidated net loss attributable to RiceBran Technologies shareholders was $0.4 million for the three months ended September 30, 2012, and $1.5 million for the three months ended September 30, 2011, an improvement of $1.1 million.  The improvement was primarily a result of the $1.0 million decrease in loss from operations.  Loss from operations was $1.4 million for the three months ended September 30, 2012, compared to $2.3 million for the three months ended September 30, 2011.

Index

Revenue and Gross Profit

Revenues (in thousands):

	Three Months Ended September 30,
	2012	% of Total Revenues	2011	% of Total Revenues	Change	% Change
USA segment	$3,065	32.8	$2,636	28.0	$429	16.3
Brazil segment	6,284	67.2	6,769	72.0	(485)	(7.2)
Total revenues	$9,349	100.0	$9,405	100.0	$(56)	(0.6)

Consolidated revenues for the three months ended September 30, 2012, were $9.3 million compared to $9.4 million in the prior year period, a decrease of 0.6%.

USA segment revenues improved 16.3% in the third quarter of 2012 compared to the third quarter of 2011.  Animal feed product revenues increased slightly on 13.6% lower volume and human nutrition product revenues increased $0.4 million on 1.4% higher volume due to the impact of price increases.

Brazil segment revenues decreased 7.2%, or $0.5 million, in the third quarter of 2012 from the third quarter of 2011.  Revenues decreased $1.6 million as a result of the 20.1% decline in the average foreign currency exchange rate between quarters.  Offsetting the $1.6 million decline was a $1.1 million net increase in revenues comprised of the following:
•	a $0.6 million increase in bulk DRB revenues;
•	a $0.7 million increase in refined oil and derivative product revenues;
•	a $0.1 million increase in bagged animal feed product revenues; and
•	a $0.1 million increase in shipping and handling ; offset by
•	a $0.4 million decline in crude oil revenues.

Oil revenues shifted from crude RBO to refined oil.  The shift from crude oil sales to refined oil sales is part of a strategy to shift revenues to refined oil and higher margin derivative products.  Production disruptions during the capital expansion at Irgovel necessitated the shift to bulk DRB sales.  A US drought caused demand pressure for Brazilian soybean and corn which increased animal feedstock prices generally, and bran prices specifically, in the third quarter of 2012.  As a result, the Brazil segment has been able to command higher prices for DRB and bagged animal feed products during the third quarter of 2012.

Gross profit (in thousands):

	Three Months Ended September 30,
	2012	Gross Profit %	2011	Gross Profit %	Change	Change in Gross Profit %
USA segment	$881	28.7	$720	27.3	$161	1.4
Brazil segment	995	15.8	1,179	17.4	(184)	(1.6)
Total gross profit	$1,876	20.1	$1,899	20.2	$(23)	(0.1)

Consolidated gross profit for the three months ended September 30, 2012 and 2011, was $1.9 million.

The USA segment gross profit improved $0.2 million, or 1.4 percentage points, from 27.3% to 28.7%.  The USA segment gross profit was negatively impacted $0.2 million by higher raw bran prices per ton in the quarter ended September 30, 2012, as compared to the prior year quarter.  Raw bran costs were on a continually escalating trend starting in early 2011 and continued to rise through the first quarter of 2012, before moderating slightly during the second quarter of 2012 and rising again in the third quarter of 2012.  This caused a USA segment margin erosion of approximately 7.4 percentage points.  The impact of higher raw bran prices was more than offset by SRB selling price increases in the first and fourth quarters of 2011.  The full impact of those SRB selling price increases are reflected in the third quarter of 2012.

Index

The Brazil segment gross profit deteriorated $0.2 million, or 1.6 percentage points, from 17.4% to 15.8% between quarters.  Gross profit decreased $0.2 million as a result of the 20.1% decline in the average foreign currency exchange rate between quarters.  Margin reduction attributable to higher raw bran costs and decreased plant efficiency was offset by the impact of price increases.  Raw bran costs were approximately 39% higher as of September 30, 2012 compared to September 30, 2011.  The plant inefficiencies associated with the capital expansion project resulted in higher production costs in 2012.

Operating Expenses (in thousands):

	Three Months Ended September 30, 2012
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$870	$807	$1,187	$2,864
Professional fees	141	-	225	366
Intersegment fees	(57)	-	57	-
Total operating expenses	$954	$807	$1,469	$3,230

	Three Months Ended September 30, 2011
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,364	$1,219	$1,151	$3,734
Professional fees	198	3	317	518
Intersegment fees	(102)	-	102	-
Total operating expenses	$1,460	$1,222	$1,570	$4,252

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$494	$412	$(36)	$870
Professional fees	57	3	92	152
Intersegment fees	(45)	-	45	-
Total operating expenses	$506	$415	$101	$1,022

Consolidated operating expenses were $3.2 million for the third quarter of 2012 and $4.3 million for the third quarter of 2011.

Corporate segment selling, general and administrative expense (SG&A) decreased $0.5 million quarter-over-quarter as a result of decreased bonus and share-based compensation expense.

USA segment SG&A expense decreased $0.4 million between periods due to a $0.1 million reduction in payroll and related costs, a $0.2 million reduction in depreciation and amortization and a $0.1 million decline in other expenses.  During the second quarter of 2012, machinery and equipment not currently in use was evaluated for impairment and as a result was written down $1.1 million to estimated fair value.  This resulted in a reduction in USA segment SG&A depreciation in the third quarter of 2012.

Brazil segment SG&A declined $0.4 million as a result of the 20.1% decline in the average foreign exchange rate between periods.  This reduction was partially offset by increases in payroll and related costs as a result of the annual wage increase implemented effective July 31, 2012 (average 8% increase) and increases in sales and operations management personnel in preparation for operating the plant after the capital expansion project.

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

Index

Other Income (Expense) (in thousands):

	Three Months Ended September 30, 2012
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$3	$3
Interest expense	(173)	-	(325)	(498)
Change in fair value of derivative warrant and conversion liabilities	3,502	-	-	3,502
Financing expense	(640)	-	-	(640)
Loss on extinguishment	(1,955)	-	-	(1,955)
Foreign currency exchange, net	-	-	209	209
Other	-	-	(41)	(41)
Other income (expense)	$734	$-	$(154)	$580

	Three Months Ended September 30, 2011
	Corporate	USA	Brazil	Consolidated
Interest income	$14	$-	$11	$25
Interest expense	(114)	(34)	(154)	(302)
Change in fair value of derivative warrant liabilities	916	-	-	916
Foreign currency exchange, net	-	-	(321)	(321)
Other	11	-	11	22
Other income (expense)	$827	$(34)	$(453)	$340

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$(14)	$-	$(8)	$(22)
Interest expense	(59)	34	(171)	(196)
Change in fair value of derivative warrant and conversion liabilities	2,586	-	-	2,586
Financing expense	(640)	-	-	(640)
Loss on extinguishment	(1,955)	-	-	(1,955)
Foreign currency exchange, net	-	-	530	530
Other	(11)	-	(52)	(63)
Other income (expense)	$(93)	$34	$299	$240

Consolidated other income was $0.6 million for the third quarter of 2012, compared to other income of $0.3 million for the third quarter of 2011.  The $2.5 million increase in other income recognized from the change in fair value of derivative warrant and conversion liabilities was offset by the $2.6 million increases in financing expense and loss on extinguishment resulting from the third quarter 2012 issuance and modification of convertible debt and related warrants (see Note 8 to the consolidated financial statements included herein for more information on these transactions).  Interest expense increased $0.2 million as a result of increases in average outstanding debt between periods.  Foreign currency exchange gains and losses relate to Irgovel debt, and to a smaller extent Irgovel accounts receivable, which are denominated and settled in US Dollars, and improved $0.3 million due to the correction of a second quarter 2012 error and $0.2 million from the change in average exchange rate between quarters.

Our liability warrants and conversion liabilities are valued using the lattice model each reporting period and the resulting change in fair value is recorded in the statements of operations. The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants and make certain other assumptions (see Note 14 to the consolidated financial statements).  The decline in the price of our common stock during the third quarter of 2012 and the third quarter of 2011 was the primary reason the derivative warrant and conversion liabilities fair value fell in each period, resulting in the recognition of other income.

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Consolidated net loss attributable to RiceBran Technologies shareholders for the nine months ended September 30, 2012, was $9.4 million, or $0.05 per share, compared to $5.6 million, or $0.03 per share, for the nine months ended September 30, 2011.  The nine months ended September 30, 2012, includes $2.2 million financing expense and the $4.9 million loss on extinguishment recognized in connection with the 2012 issuances of the subordinated convertible notes, senior convertible debenture and related warrants (see Note 8 to the consolidated financial statements for further discussion) and a $3.2 million increase in income from change in fair value of derivative liabilities.

Index

Revenue and Gross Profit

Revenues (in thousands):

	Nine Months Ended September 30,
	2012	% of Total Revenues	2011	% of Total Revenues	Change	% Change
USA segment	$9,629	33.4	$8,129	28.5	$1,500	18.5
Brazil segment	19,177	66.6	20,426	71.5	(1,249)	(6.1)
Total revenues	$28,806	100.0	$28,555	100.0	$251	0.9

Consolidated revenues for the nine months ended September 30, 2012, were $28.8 million compared to $28.6 million in the prior year nine months, an increase of $0.3 million, or 0.9%.

USA segment revenues improved 18.5% in the first nine months of 2012 compared to the first nine months of 2011.  Animal feed product revenues increased $0.7 million on 3.5% lower volume.  Human nutrition product revenues increased $1.0 million due to the impact of price increases and 8.4% higher volume.  This net $1.7 million increase in revenues was offset by a $0.2 million decline in revenues from toll processing infant cereal products which ceased in April 2011.

Brazil segment revenues decreased 6.1%, or $1.2 million, in the first nine months of 2012 from the first nine months of 2011.  Revenues decreased $3.4 million as a result of the 14.4% decline in the average exchange rate between these periods.  Offsetting the $3.4 million decline was a $2.2 million net increase in revenues comprised of the following:
•	a $2.2 million increase in bulk DRB revenues; and
•	a $2.0 million increase in refined oil and derivative product revenues; offset by
•	a $0.4 million decline in bagged animal feed product revenues; and
•	a $1.6 million decline in crude oil revenues.

DRB revenues experienced a shift from bagged animal feed products to bulk DRB and oil revenues experienced a shift from crude RBO to refined oil.  Production disruptions during the capital expansion at Irgovel necessitated the shift to bulk DRB sales.  The shift from crude oil sales to refined oil sales is part of a strategy to shift revenues to higher margin refined oil and derivative product sales.  A US drought caused demand pressure for Brazilian soybean and corn which increased animal feedstock prices generally, and bran prices specifically, in 2012.  As a result, the Brazil segment has been able to command higher prices for DRB and bagged animal feed products during the first nine months of 2012.

Gross profit (in thousands):

	Nine Months Ended September 30,
	2012	Gross Profit %	2011	Gross Profit %	Change	Change in Gross Profit %
USA segment	$2,892	30.0	$2,737	33.7	$155	(3.6)
Brazil segment	2,488	13.0	3,955	19.4	(1,467)	(6.4)
Total gross profit	$5,380	18.7	$6,692	23.4	$(1,312)	(4.8)

Consolidated gross profit for the first nine months of 2012, was $5.4 million compared to $6.7 million in the prior year period, a decrease of $1.3 million, or 4.8 percentage points.

The USA segment gross profit improved $0.2 million.  Gross profit deteriorated 3.6 percentage points, from 33.7% to 30.0%.  The USA segment gross profit was negatively impacted $0.9 million by higher raw bran prices per ton in the nine months ended September 30, 2012, as compared to the prior year nine month period.  Raw bran costs were on a continually escalating trend starting in early 2011 and continued to rise through the first quarter of 2012, before moderating slightly during the second quarter of 2012 and rising again in the third quarter of 2012.  This caused a USA segment margin erosion of approximately 9.2 percentage points.  The impact of higher raw bran prices was offset by SRB selling price increases in the first and fourth quarters of 2011. The full impact of those SRB selling price increases impacted the nine months ended September 30, 2012.

Index

The Brazil segment gross profit deteriorated $1.5 million, or 6.4 percentage points, from 19.4% to 13.0%.  Gross profit decreased $0.4 million as a result of the 14.4% decline in the average foreign currency exchange rate between periods.  The remaining margin reduction was attributable to higher raw bran costs, an unfavorable shift in sales mix to lower margin bulk animal feed products and decreased plant efficiency during the implementation of capital improvements to the animal feed plant.  Raw bran costs were approximately 39% higher as of September 30, 2012 compared to September 30, 2011.  Only a portion of these higher costs could be offset with higher selling prices.  The plant inefficiencies associated with the capital expansion project resulted in higher production costs in 2012.

Operating Expenses (in thousands):

	Nine Months Ended September 30, 2012
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$3,263	$2,743	$3,561	$9,567
Professional fees	542	-	811	1,353
Intersegment fees	(169)	-	169	-
Impairment of property, plant and equipment	-	1,069	-	1,069
Total operating expenses	$3,636	$3,812	$4,541	$11,989

	Nine Months Ended September 30, 2011
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$3,771	$3,749	$3,455	$10,975
Professional fees	1,287	36	795	2,118
Intersegment fees	(307)	-	307	-
Recovery from former customer	-	(800)	-	(800)
Total operating expenses	$4,751	$2,985	$4,557	$12,293

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$508	$1,006	$(106)	$1,408
Professional fees	745	36	(16)	765
Intersegment fees	(138)	-	138	-
Impairment of property, plant and equipment	-	(1,069)	-	(1,069)
Recovery from former customer	-	(800)	-	(800)
Total operating expenses	$1,115	$(827)	$16	$304

Consolidated operating expenses were $12.0 million for the first nine months of 2012, compared to $12.3 million for the first nine months of 2011, an improvement of $0.3 million.

Corporate segment selling, general and administrative expenses (SG&A) improved $0.5 million.  The favorable impacts of (i) a $0.2 million reduction in payroll and related costs (ii) a $0.3 million reduction in bonus expense and (iii) a $0.6 million broad reduction in other expenses due to cost containment efforts were offset by the unfavorable impacts of (i) a $0.2 million increase in share-based compensation expense and (ii) income of $0.4 million in the first nine months of 2011 associated with a settlement with a former officer.

Corporate professional fees improved $0.7 million between periods.  Professional fees are primarily expenses associated with consultants, accounting, auditing, tax compliance, SOX 404 compliance, and outside legal counsel.  Legal expense declined $0.4 million and other professional expenses declined $0.2 million between periods.  In 2011, we incurred significant audit and other consultant fees related to preparation of our 2009 and 2010 Form 10-Q and Form 10-K filings, which were delayed and filed in the first quarter of 2011.

USA segment SG&A expenses decreased $0.4 million between periods due to lower payroll and related costs, $0.2 million due to lower  depreciation and amortization and a $0.4 million decline in other expenses.  Payroll and related costs were lower as a result of reductions in workforce.  During the second quarter of 2012, machinery and equipment not currently in use was evaluated for impairment and as a result was written down $1.1 million to estimated fair value.  This resulted in a reduction in USA segment SG&A depreciation in the third quarter of 2012.

The $0.8 million recovery from customer in the first quarter of 2011 was nonrecurring in nature (see Note 12 to the consolidated financial statements).

Index

Brazil segment SG&A increased $0.1 million between periods.  The 14.4% reduction in the average foreign currency exchange rate reduced Brazil SG&A $0.6 million between periods.  This reduction was more than offset by (i) $0.3 million of increases in payroll and related costs as a result of the annual wage increase implemented effective July 31, 2012 (average 8% increase) and increases in sales and operations management personnel in preparation for operating the plant after the capital expansion project (ii) a $0.3 million increase in the provision for doubtful accounts and (iii) a $0.1 million increase in marketing expenses.

Brazil segment professional fees was relatively unchanged between periods.  Professional fees include management and meeting attendance fees payable to the investors who own a noncontrolling interest in Nutra SA, LLC (Investors) (see Note 5 to the consolidated financial statements).

Intersegment fees relate to Brazil segment fees payable to the Corporate segment beginning in January 2011 under the agreements with the investors in Nutra SA (see Note 5 to the consolidated financial statements).  The charges are intended to compensate the Corporate segment for management time spent on Irgovel operations.

Other Income (Expense) (in thousands):

	Nine Months Ended September 30, 2012
	Corporate	USA	Brazil	Consolidated
Interest income	$19	$-	$47	$66
Interest expense	(494)	(17)	(792)	(1,303)
Change in fair value of derivative warrant and conversion liabilities	4,008	-	-	4,008
Loss on extinguishment	(4,941)	-	-	(4,941)
Financing expense	(2,184)	-	-	(2,184)
Foreign currency exchange, net	-	-	(573)	(573)
Other	-	-	(151)	(151)
Other income (expense)	$(3,592)	$(17)	$(1,469)	$(5,078)

	Nine Months Ended September 30, 2011
	Corporate	USA	Brazil	Consolidated
Interest income	$43	$-	$62	$105
Interest expense	(430)	(136)	(548)	(1,114)
Change in fair value of derivative warrant liabilities	775	-	-	775
Foreign currency exchange, net	-	-	(268)	(268)
Other	(316)	-	279	(37)
Other income (expense)	$72	$(136)	$(475)	$(539)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$(24)	$-	$(15)	$(39)
Interest expense	(64)	119	(244)	(189)
Change in fair value of derivative warrant and conversion liabilities	3,233	-	-	3,233
Loss on extinguishment	(4,941)	-	-	(4,941)
Financing expense	(2,184)	-	-	(2,184)
Foreign currency exchange, net	-	-	(305)	(305)
Other	316	-	(430)	(114)
Other income (expense)	$(3,664)	$119	$(994)	$(4,539)

Consolidated other expense increased to $5.1 million for the first nine months of 2012, compared to other expense of $0.5 million for the first nine months of 2011.  Consolidated other expense increased $7.1 million as a result of the $2.2 million in financing expense and the $4.9 million loss on extinguishment recognized in connection with the 2012 issuances of the subordinated convertible notes, senior convertible debenture and related warrants (see Note 8 to the consolidated financial statements for further discussion).  Interest expense increased $0.2 million as a result of increases in average outstanding debt between periods.  Foreign currency exchange gains and losses relate to Irgovel debt, and to a smaller extent Irgovel accounts receivable, which are denominated and settled in US Dollars.

Index

Our liability warrants and conversion liabilities are valued using the lattice model each reporting period and the resulting change in fair value is recorded in the statements of operations. The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants and make certain other assumptions (see Note 14 to the consolidated financial statements).  The decline in the price of our common stock during the first nine months of 2012 and the first nine months of 2011 was the primary reason the derivative warrant and conversion liabilities fair value fell in each period, resulting in the recognition of other income.

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

With respect to liquidity and capital resources, we manage the Brazil segment, consisting currently of our plant in Brazil, separately from our U.S. based Corporate and USA segments.  Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA, LLC.  Cash used in operating activities for the nine months ended September 30, 2012 and 2011, is presented below by segment (in thousands).

	Nine Months Ended September 30, 2012
	Corporate and USA	Brazil	Consolidated
Net loss	$(8,166)	$(2,416)	$(10,582)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,744	1,879	3,623
Change in fair value of derivative warrant and conversion liabilities	(4,008)	-	(4,008)
Financing expense	2,184	-	2,184
Loss on extinguishment	4,941	-	4,941
Impairment of property, plant and equipment	1,069	-	1,069
Other adjustments, net	1,068	(792)	276
Changes in operating asset and liabilities:
Pre-petition liabilities	(1,615)	-	(1,615)
Other changes, net	(397)	609	212
Net cash used in operating activities	$(3,180)	$(720)	$(3,900)

	Nine Months Ended September 30, 2011
	Corporate and USA	Brazil	Consolidated
Net loss	$(5,063)	$(825)	$(5,888)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	1,799	2,028	3,827
Change in fair value of derivative warrant liability	(775)	-	(775)
Other adjustments, net	1,382	(696)	686
Changes in operating asset and liabilities:
Pre-petition liabilities	(4,230)	-	(4,230)
Other changes, net	(785)	(99)	(884)
Net cash provided by (used in) operating activities	$(7,672)	$408	$(7,264)

Corporate and USA

On a combined basis, the Corporate and USA segments used $3.2 million of cash in operating activities in the first nine months of 2012 compared to $7.7 million in the first nine months of 2011.  Prepetition liability payments in the first nine months of 2012 and 2011 were $1.6 million and $4.2 million.

We took steps in 2011 to improve profitability and liquidity by reducing our U.S. based employee headcount at both the corporate and plant operations level.  In the ongoing effort to improve profitability, significant emphasis will be placed on growing revenues.  The growth of revenues is expected to include the following:

Index

•	growth in existing markets for stabilized rice bran (SRB), rice bran oil (RBO) and defatted rice bran (DRB);
•	expanding our product offerings and improving existing products;
•	aligning with strategic partners who can provide channels for additional sales of our products; and
•	implementing price increases.

In 2011 and the first nine months of 2012, we issued shares of common stock and options to satisfy certain obligations in an effort to conserve cash.  In 2011 and the first nine months of 2012, we also obtained funds from issuances of convertible debt and warrants.  The equity markets for our capital stock, however, were not a significant source of funds during the first nine months of 2012 and 2011 due to our financial position and the state of the equity markets.  Improving financial performance and equity market conditions may allow us to raise equity funds in the future.  We intend to provide the necessary cash to continue operations through the monetization of certain assets, improved profitability and possible equity and/or debt financing transactions.  Some of these monetizations could result in additional impairment of asset values.  Asset monetization may include some or all of the following:

•	sale of certain facilities;
•	sale of a noncontrolling interest in one or more subsidiaries; or
•	sale of surplus equipment.

Corporate and SRB segment cash flows from operations continue to improve.  Payments of pre-petition liabilities reduced cash flows from operations in the periods paid, but were in payment of obligations incurred prior to our November 2009 filing of the voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.  We made distributions to unsecured creditors which reduced pre-petition liabilities by $1.6 million in the first nine months of 2012 and $4.2 million in the first nine months of 2011.  The funds for the 2012 creditor distributions were derived from receipts on notes receivable, and proceeds from issuances of the subordinated convertible notes, senior convertible debentures and related warrants in January 2012.  All unsecured creditors who participated in the court supervised restructuring have been paid all amounts due in accordance with the amended plan of reorganization approved by the bankruptcy court.

Cash used in investing activities in the first nine months of 2012 included $0.3 million of proceeds from the sale of USA segment equipment, $0.7 million from collections of USA segment notes receivable and $0.2 million of restricted cash released for the payment of pre-petition liabilities.

Cash provided by financing activities in the first nine months of 2012 included $3.6 million of proceeds, net of costs, which we received from the issuances of subordinated convertible notes, the senior convertible debenture and related warrants (see Note 8 to the consolidated financial statements).  The net proceeds of $3.6 million have been used to fund the working capital needs of the Corporate and USA segments, including payments to the unsecured creditors.  In addition, during the first nine months of 2012, the Corporate and USA segments received $1.4 million in proceeds from the factoring agreement debt and paid $1.6 million on factoring agreement debt.

Brazil

The Brazil segment used $0.7 million in operating cash in the first nine months of 2012 due to the higher net loss, compared to providing $0.4 million of operating cash in the first nine months of 2011.  Funding of capital expansion projects is being provided by proceeds received from the sale of Nutra SA, LLC (Nutra SA) membership interests, as discussed further below, and bank debt.

During the first quarter of 2011, Irgovel began disbursing cash for capital improvements which are part of a project to expand production capacity and improve operational efficiency.  In the first nine months of 2012 and 2011, these disbursements totaled $5.8 million and $5.1 million.

Irgovel is currently undergoing a capital expansion project involving installation of new equipment and improvements to existing infrastructure.  Financing for significant equipment purchases was secured in the fourth quarter of 2011.  Additional financing and/or capital will be required to complete the project.  We have commitments to fund Irgovel in certain circumstances under our agreements with the Investors described further in Note 5 to the consolidated financial statements included herein.  As a result of the project, we also expect production at the Irgovel facility to shut down in the first quarter of 2013 for approximately 4-6 weeks while certain new equipment is brought on line.  Where possible, we intend to stockpile certain inventory for sale during the period the plant is shutdown.

Index

In December 2010, we entered into a membership interest purchase agreement with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (the Investors).  The Investors agreed to purchase a 35.6% interest in Nutra SA for an aggregate purchase price of $7.7 million.  The Corporate segment received $4.0 million of the January 2011 proceeds.  The remaining amount of $3.7 million, less $0.5 million retained by Nutra SA for administrative expenses, was invested in Irgovel for capital improvements and working capital needs. We received in the second quarter of 2011, an additional $3.0 million from the Investors - $1.0 million for the purchase of outstanding units in Nutra SA from the Corporate segment, which was used by that segment for working capital, and $2.0 million for the purchase of new units in Nutra SA, which was used by Irgovel to fund a capital expansion.  In the third quarter of 2011, the Investors’ purchased additional units for $0.9 million, which was used by the Corporate segment for working capital and as of September 30, 2012, own a 49.0% interest in Nutra SA.

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

As reported in our Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 30, 2012, management identified the following material weaknesses in our internal control over financial reporting during the period covered by this report at our Brazilian subsidiary, Irgovel:

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

In May 2012 we began remediation of the above weaknesses.  We added additional accounting personnel at Irgovel and re-aligned responsibilities over financial reporting functions to enhance segregation of duties.  We also expanded the use of purchase orders and implemented other controls to reduce the risk of inappropriate expenditures.  We will continue to test the effectiveness of the controls implemented throughout the remainder of 2012.  We anticipate that remediation of the material weaknesses listed above and testing will be substantially complete for our December 31, 2012 reporting period.

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

Irgovel is currently undergoing a capital expansion project involving installation of new equipment and improvements to existing infrastructure.  As a result of the project, we expect production at the Irgovel facility to shut down in the first quarter of 2013 for approximately 4-6 weeks while certain new equipment is brought on line.  Where possible, we intend to stockpile certain inventory for sale during the period the plant is shutdown.  However, this inventory may not be adequate to timely fulfill all outstanding orders during this period.  In addition, during such shutdown, we will have to continue to expend capital to maintain the Irgovel facility and equipment.  Facility shut-down and subsequent restart expenses may adversely affect periodic results when these events occur.

Index

The installation of new equipment at the Irgovel facility involves significant uncertainties.  For example our new equipment may not perform as expected or may differ from design and/or specifications.  If we are required to redesign or modify the equipment to ensure that it performs as expected, we may need to further shutdown the facility until the equipment has been redesigned or modified as necessary.  The costs related to the capital expansion project are uncertain and the costs may increase beyond those projected.

We have determined that Irgovel will need additional financing and/or capital to complete the capital expansion project and meet working capital needs during the planned shutdown in the first quarter of 2013.  We have certain commitments to provide funds to Irgovel to meet these funding requirements under our agreements with the investors in Nutra SA.  If the investors fund the cash shortfall at Irgovel they may obtain certain rights, including the right to force the sale of all of Nutra SA’s assets and the right to substantively participate in the operations of Nutra SA.  For further description of these funding obligations and the rights that the Nutra SA investors will acquire if we are unable to satisfy these obligations see Note 5 to the consolidated financial statements included herein.  Any of the foregoing risks associated with the capital expansion project could lead to lower revenues or higher costs or otherwise have a negative impact on our future results of operations and financial condition.

Our business could be affected adversely by labor disputes, strikes or work stoppages in Brazil.

All of our employees at our Irgovel facility in Brazil are represented by a labor union and are covered by a collective bargaining agreement.  As a result, we are subject to the risk of labor disputes, strikes, work stoppages and other labor-relations matters.  Our collective bargaining agreement in Brazil typically has a one-year term and requires that we provide wage adjustments each year.  We may be unable to negotiate new collective bargaining agreements on similar or more favorable terms and may experience work stoppages or other labor problems in the future.  We could experience a disruption of our operations or higher ongoing labor costs, which could have a material adverse effect on our operating results and financial condition, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation or shortages and reduced revenues and net income.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2012, we issued the securities described below without registration under the Securities Act of 1933.

Effective July 31, 2012, we issued creditors subordinated convertible notes in the principal amount of $850 thousand, which are convertible into common stock at $0.07 per share and bears interest at an annual rate of 10.0%, and warrants to purchase up to a total of 12,142,857 shares of common stock at an exercise price of $0.8 per share.  See Note 8 to the consolidated financial statements contained herein for further description of the transaction.

Effective July 31, 2012, the senior convertible debenture issued in January 17, 2012 in the principal amount of $0.9 million was exchanged for a senior convertible debenture dated July 31, 2012 in the principal amount of $1.0 million.  Note 8 to the consolidated financial statements contained herein for further description of the transaction.  In addition, we issued that creditor a convertible debenture in the principal amount of $0.3 million, which is convertible into common stock at $0.07 per share and bears interest at an annual rate of 10.0%, and a warrant to purchase up to a total of 18,560,000 shares of common stock at an exercise price of $0.08 per share.  See Note 8 to the consolidated financial statements contained herein for further description of the transaction.

Effective July 31, 2012, in connection with the July 31, 2012, financings described above, we issued warrants under a financial advisor agreement.  We issued warrants exercisable for 482,142 shares of our common stock at $0.07 per share, expiring July 31, 2017.

In connection with July 31, 2012, issuances of convertible debt and related warrants described above, effective July 31, 2012 (i) the terms of subordinated convertible notes outstanding with a face amount of $4.4 million were modified such that the maturity dates were extended from January18, 2012 and May 17, 2012 to July 31, 2015 and (ii) the conversion price of these subordinated convertible notes was lowered from $0.10 per share to $0.07 per share under their antidilution provisions.  See Note 8 to the consolidated financial statements contained herein for further description of the transaction.

In connection with July 31, 2012, issuances of convertible debt and related warrants described above, effective July 31, 2012, the exercise price on warrants issued with an initial 36,500,000 underlying shares was reduced from $0.12 per share to $0.08 per share, the number of underlying shares was increased to 52,142,859 and the expiration date of the warrants were extended from January 18, 2017 and May 17, 2017 to July 31, 2017.  Note 8 to the consolidated financial statements contained herein for further description of the transaction.

On August 31, 2012, we issued a creditor a subordinated convertible note in the principal amount of $150 thousand, which is convertible into common stock at $0.7 per share and bears interest at an annual rate of 10.0%, and a warrant to purchase up to a total of 2,142,857shares of common stock at an exercise price of $0.08 per share.

Index

Effective August 31, 2012, in connection with the July 31, 2012, financings described above, we issued warrants under a financial advisor agreement.  We issued warrants exercisable for a total of 53,571 shares of our common stock at $0.07 per share, expiring August 31, 2017.

On September 30, 2012, we issued 67,500 shares of our common stock pursuant to a consulting agreement.

On September 17, 2012, we issued 250,000 shares of our common stock pursuant to a vendor service agreement.

As a result of convertible debt, warrant and equity issuances during the third quarter of 2012 previously described, we adjusted the exercise price and increased the number of shares underlying existing warrants to purchase common stock, issued to the investors and advisors in prior equity financings pursuant, to the antidilution provisions contained in the respective warrants.  All of the changes were to warrants held by existing warrant holders without additional consideration pursuant to the terms of the respective financings, and no commission or other remuneration was paid or given directly or indirectly to any person in connection therewith.  The changes to the existing warrants, as summarized in the table below, were exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

	Before Events		After Events		Increase in Shares Under Warrants
Date of Issuance	Shares Under Warrants	Average Exercise Price	Shares Under Warrants	Average Exercise Price
May 17, 2012	12,500	0.10	17,857	0.07	5,357
January 17, 2012	6,500,000	0.12	11,250,000	0.07	4,750,000
January 18, 2012	8,362,500	0.12	14,017,860	0.07	5,655,360
July1, 2009	5,778,200	0.10	8,254,571	0.07	2,476,371
May 7, 2009	8,633,327	0.10	12,333,324	0.07	3,699,997
February 16, 2007 (1)	38,239,172	0.95	82,252,711	0.44	44,013,539
April 24, 2008	15,075,369	0.64	28,804,693	0.33	13,729,324

(1)	The warrants issued February 16, 2007 expired August 16, 2012.

Unless otherwise indicated above, the securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933.  All issuances above were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA, LLC.  Pursuant to the terms of the senior convertible debentures that we issued in July 2012, we may not pay any dividends while the debentures are outstanding.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Index

Item 6.	Exhibits

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit

3.1	Certificate of Ownership dated October 3, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on October 10, 2012)
10.1	Securities Purchase Agreement dated July 31, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)
10.2	Security Agreement dated July 31, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)
10.3	Subsidiary Guarantee dated July 31, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)
10.4	$1,009,200 Original Issue Discount Senior Secured Convertible Debenture Due January 1, 2014
10.5
$290,000 Original Issue Discount Senior Secured Convertible Debenture Due January 1, 2014 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)

10.6	Common Stock Warrant (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)
10.7	Exchange Agreement dated July 31, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)
10.8	Amendment to Loan Documents dated July 31, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)
10.9	Subordination Agreement dated July 31, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Calculation Definition Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Calculation Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Linkbase Document

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

Dated: November 14, 2012	RiceBran Technologies

	By:	/s/ W. John Short
W. John Short
Chief Executive Officer

By:	/s/ J. Dale Belt
Jerry Dale Belt
Chief Financial Officer