Form 10-K
period 2012-12-31
RiceBran Technologies
filed 2013-04-01
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from   to

Commission File Number 0-32565

RiceBran Technologies
(Exact name of registrant as specified in its Charter)

California	87-0673375
(State of Incorporation)	(I.R.S. Employer Identification No.)

6720 N. Scottsdale Road, Suite # 390	85253
Scottsdale, AZ	(Zip Code)
(Address of Principal Executive Offices)

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).  YES ☐ NO ☒

As of June 30, 2012, the aggregate market value of our common stock held by non-affiliates was $12,882,263.

As of March 15, 2013, there were 209,378,597 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement for its annual meeting of shareholders, which Definitive Proxy Statement will be filed with the Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Index

PART I

ITEM 1. BUSINESS

General

RiceBran Technologies (“we,” “us,” “our,” or the “Company”), a California corporation, is a human food ingredient and animal nutrition company focused on the procurement, bio-refining and marketing of numerous products derived from rice bran.  We have proprietary and patented intellectual property that allows us to convert rice bran, one of the world’s most underutilized food sources, into a number of highly nutritious human food and animal nutrition products.  Our target markets are human food and animal nutrition manufacturers and retailers, as well as natural food, functional food and nutraceutical supplement manufacturers and retailers, both domestically and internationally.  We have developed a bio-refining approach to processing raw rice bran into various value added constituents such as stabilized rice bran (SRB), rice bran oil (RBO), defatted rice bran (DRB) and a variety of other valuable derivative products from each of these core products.

The report of our independent registered public accounting firm that accompanies the audited consolidated financial statements for the years ended December 31, 2012 and 2011, contains a going concern explanatory paragraph in which our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. We have experienced significant losses and negative cash flows and have an accumulated deficit of $204.4 million as of December 31, 2012.  Further, although we are focusing on raising additional funds to operate our business, there can be no assurances that these efforts will prove successful (see Note 1 to the consolidated financial statements included herein).

We have three reportable business segments: (1) Corporate; (2) USA, which manufactures and distributes SRB in various granulations along with other products derived from rice bran via proprietary and patented enzyme treatment processes; and (3) Brazil, which extracts crude RBO and DRB from rice bran, which are then further processed into a number of valuable human food and animal nutrition products.  The Corporate segment includes selling, general and administrative expenses including public company expenses, litigation, and other expenses not directly attributable to other segments.  No Corporate allocations are made to the other segments.  General corporate interest is not allocated.  For further information on segment results see Note 18 to the consolidated financial statements included herein.

The USA segment consists of two locations in California and two locations in Louisiana all of which can produce SRB.  One of the two Louisiana SRB facilities, located in Lake Charles, has been idle since May 2009 (see Note 8 to the consolidated financial statements included herein).  The USA segment also includes our Dillon, Montana Stage II facility which produces RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB) and RiBalance (a complete rice bran nutritional package derived from further processing SRB).  The manufacturing facilities included in our USA segment have proprietary and patented processing equipment and technology for the stabilization and further processing of rice bran into finished products.  In 2012, approximately 50% of USA segment revenue was from sales of human food products and approximately 50% was from sales of animal nutrition products.

The Brazil segment consists of our Irgovel operations located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human and animal food markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  DRB is sold in bulk as animal feed and compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market.  In 2012, approximately 46% of Brazil segment product revenue was from sales of RBO products and 54% was from sales of DRB products.

Our combined company is a vertically integrated manufacturer, product developer, and marketer of products based on bio-refining rice bran for use in a broad range of human food and animal nutrition products.  We generated revenues of $37.7 million in 2012 compared to $37.0 million in 2011.  We reported a net loss of $11.1 million for 2012, compared to a net loss of $10.9 million reported for 2011.  We have domestic net operating loss carry forwards, or NOLs, in excess of $100 million for federal tax purposes that are available to offset future taxable income.  These NOLs expire at various dates from 2018 through 2032 (see Note 13 to the consolidated financial statements included herein).

We hold the U.S. registered trademarks RiSoluble and RiBalance.  We also hold the Irgovel trade name.  In addition to our trade names and trademarks, we hold 23 issued patents and have several patents pending related to usage of and therapeutic endpoints for rice bran products and derivatives, including patents to a method to treat high cholesterol, to a method to treat diabetes and on a process for producing higher value fractions (HVF) from SRB (see Patents and Trademarks section below).

Index

Our corporate headquarters is currently located at 6720 N. Scottsdale Rd., Scottsdale, AZ 85253.  As of December 31, 2012, we occupy approximately 9,000 square feet of corporate office space in Scottsdale, and 28,000 square feet of laboratory, warehouse and production facilities in West Sacramento, California.  Additionally, we own SRB manufacturing facilities in Mermentau and Lake Charles, Louisiana and a Stage II production facility in Dillon, Montana.  Two other rice bran stabilization facilities are co-located within supplier rice mills in Arbuckle and West Sacramento, California.  Our Irgovel subsidiary is comprised of several facilities on approximately 19 acres in Pelotas, Brazil.  These facilities include a plant for extraction of RBO from rice bran, RBO refining processes, compounded animal nutrition manufacturing, consumer RBO bottling, distilled fatty acid manufacture and support systems including steam generation, maintenance, administrative offices and a quality assurance laboratory.  Our Irgovel facility is currently undergoing a major expansion that is expected to be fully operational in the second half of 2013.

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

In February 2008, we acquired Irgovel, our rice bran oil processing plant in Pelotas, Brazil.  In January 2011, we sold approximately 35.6% of our ownership of Nutra SA, LLC (Nutra SA), the 100% owner of Irgovel, to AF Bran Holdings-NL LLC and AF Bran Holding LLC (Investors) (see Note 5 to the consolidated financial statements included herein).  During the remainder of 2011, the Investors exercised their rights to acquire additional membership interests in Nutra SA and at December 31, 2012 and 2011, held a 49.0% interest in Nutra SA.

In November 2009, NutraCea (the Parent Company) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.  The Parent Company managed its assets and operated its business as “debtor-in-possession” under the jurisdiction of the bankruptcy court from November 2009 until NutraCea exited Chapter 11 proceedings in November 2010, under an amended plan of reorganization.  In January 2012, we made the final distributions to our unsecured creditors under the amended plan of reorganization and all creditors under the amended plan were paid all amounts due to them, including interest.

In October 2012, NutraCea changed its name to “RiceBran Technologies.”  Our common stock is currently trading over-the-counter under the symbol “RIBT.”

Products & Industry Background

We have developed a bio-refining approach to processing rice bran, which is the portion of the rice kernel that lays beneath the hull (also known as the husk) and envelopes the endosperm (white rice).  Rice bran contains about 65% of the nutritional value of rough rice.  However, without stabilization, the nutritional value of rice bran is lost shortly after the milling process.  This is due to the lipase enzyme-induced rancidity that is activated during the rice milling process.  Without stabilization, this nutrient rich resource – rice bran - has historically been sold as low value animal feed or disposed of as waste.

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

Index

In the SRB bio-refining stream, we use proprietary and patented machinery and technologies to deactivate the lipase enzyme and stabilize the rice bran while preserving the nutritional value of the bran, giving it a minimum shelf life of one year and allowing for further processing of derivative products.  Other competing stabilization processes have the ability to inactivate the lipase enzymes to various degrees and therefore provide some level of stability.  However, unlike these other competing processes, our SRB stabilization process thoroughly inactivates these enzymes leading to extended shelf stability while preserving the large array of antioxidants and other nutrients found in raw rice bran.  We believe our SRB equipment and related stabilization technology is the best available globally.

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

By definition, nutraceuticals are products from natural sources that have biologically therapeutic effects in humans and animals.  Our overall bio-refining approach produces core products (SRB, RBO and DRB) that are good sources of these compounds.  Such compounds would include vitamins, antioxidants, polyphenols, phytosterols, oryzanols, macro and trace minerals, tocotrienols - a highly potent antioxidant form of vitamin E, and gamma-oryzanol, which is found in significant amounts in rice bran.  Among other things, these compounds act as potent antioxidants.  SRB and its derivatives also contain high levels of B-complex vitamins and beta-carotene, a vitamin A precursor.  SRB also contains high levels of carotenoids and phytosterols, a balanced amino acid profile and soluble and insoluble fiber which promote colon health.

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

Detailed explanations and product sheets with specifications for our complete product range are available on our websites at www.ricebrantech.com and www.irgovel.com.br.

The Importance of Rice

Rice is the staple food for over half of the world’s population, and is the staple food source for several of the world’s most populous countries.  Asia accounts for roughly 90% of global rice production, with its primary producer being China.  China is the world’s number one rice producer, outputting approximately 197 million metric tons of paddy rice annually.  Globally, the United States ranks about 10th in production of rice at approximately 11 million metric tons annually.  World rice production constitutes more than one quarter of all cereal grains produced worldwide.  The United States accounts for less than 2% of the world’s rice production.  The vast majority of world rice tonnage (approximately 90%) is produced in 13 countries with aggregate populations of 3.2 billion people (according to the USA Rice Federation, Rice Notes).  Approximately 75% of all rice production occurs in China, India, South East Asia, Africa and South America.  Combined, these regions have a population of 2.3 billion people (nearly 50% of the world’s population), and an average per capita gross domestic product of $2,000 (less than one tenth of the U.S. average).

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

Index

Rice Processing and Rice Bran Stabilization

When harvested from the field, individual rice kernels are stored in common receiving locations such as farm silos for future delivery to grain dryers or area rice mills.  At this stage, large quantities of individual rice kernels are collectively called “paddy rice,” or “rough” rice.  In this form, the rice kernel is fully enveloped by the rice hull, which serves as a protective cover, shielding the inner rice kernel from damage.

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

The Stabilization Process

Our stabilization process uses proprietary innovations to create a combination of temperature, pressure and other conditions necessary to thoroughly deactivate enzymes without significantly damaging the structure or nutrient content of bran.  This means that higher value compounds in bran, such as oils, proteins and phytonutrients are left undamaged and are available for utilization.  Our process does not use chemicals to stabilize raw rice bran.

Our stabilizers are designed to be installed on the premises of any conventional rice mill so that pneumatic conveyor systems can immediately carry the freshly milled, raw rice bran to our stabilizer.  Process logic controllers maintain exact process conditions within the prescribed pressure/temperature regime.  In case of power failure or interruption of the flow of fresh bran into the system, the electronic control system is designed to purge the equipment of materials in process and resume production only after proper operating conditions are re-established.

Stabilized bran (SRB) leaving our system is then discharged onto cooling units specifically designed to control air pressure and humidity.  Cooled SRB can be loaded into bulk hopper trucks for large volume, local customers, or sent by pneumatic conveyor to a bagging unit for packaging into 50 lb and 2,000 lb sacks.

Each stabilization module can process approximately 2,000 pounds of bran per hour and has a capacity of over 5,700 tons per year.  Stabilization production capacity can be doubled or tripled by installing additional units sharing a common conveyor and stage system, which we believe can handle the output of the world’s largest rice mills.  We have developed and tested a smaller production unit, which has a maximum production capacity of 840 tons per year, for installation in countries or locations where rice mills are substantially smaller than those in the United States.

Additional patented processes involve enzyme treatment of SRB to effect separation of a lipid and carbohydrate rich water soluble fraction and a fiber and protein rich water insoluble fraction.  In this process SRB, in an aqueous slurry, is treated with amylase enzyme, centrifugally separated and the two fractions dried on drum driers.

Index

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

Benefits of Our SRB, DRB and Rice Bran Oil

Stabilized Rice Bran (SRB) is a rich source of protein, oil, vitamins, antioxidants, dietary fiber and other nutrients.  The approximate composition and caloric content of our SRB is as follows:

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

Rice bran oil (RBO) as extracted from stabilized rice bran can be utilized in a variety of edible and industrial oil applications.  With proper processing, RBO becomes high quality cooking oil possessing beneficial high temperature frying characteristics.  RBO has a unique fatty acid content that imparts improved oxidative stability as compared to other vegetable oils such as soy or cottonseed giving it advantages when used in food applications.  The RBO extraction process utilized at our Brazilian facility uses a conventional solvent extraction process to separate oil from raw bran, resulting in crude RBO available for sale to industrial markets or other processors.  Additional refining processes done in Brazil can involve degumming, neutralization, bleaching, de-waxing and deodorizing.  A bio-refining process approach results in numerous marketable co-products in addition to the actual end product.

Nutraceuticals are food constituents that have human therapeutic effects.  Some of these compounds include a highly potent anti-oxidant form of Vitamin E called “tocotrienols,” and gamma oryzanol, which is found in rice bran in large quantities.  These compounds are potent antioxidants that have been shown to aid in reducing damage from free radicals in the body.  Our SRB also contains very high levels of B-complex vitamins, betacarotene (a vitamin A precursor), other carotenoids and phytosterols, as well as both soluble and insoluble fiber.

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

Index

Sales and Marketing

As of December 31, 2012, we have a senior vice-president of sales, a vice-president of animal nutrition sales, one sales director and five domestic sales representatives.  Our senior vice-president of business development assists the sales team with technical application issues.  In addition, we have exclusive and non-exclusive distributor relationships with distribution and channel partners in several major markets around the world.  In September 2011, we entered into an exclusive, co-branded distribution agreement with BENEO-Remy N.V. (Beneo) covering our SRB products in Western Europe, Middle East, Africa, Russia, Turkey, India, Australia and New Zealand, among other markets.  That agreement grants rights to distribute our other products in those same markets on a non-exclusive basis.

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

In 2012, approximately 8.1% of revenues from the USA segment were to regions outside of the United States while approximately 27.2% of our Brazil segment revenues were to regions outside of Brazil.

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

Our SRB, DRB, RBO and derivatives are economical, natural food products that contain a unique combination of oil, protein, carbohydrates, vitamins, minerals, fibers, and antioxidants that enhance the nutritional value of popular consumer products.  Foods that are ideally suited for the addition of our SRB and DRB to their products include processed meats, cereals, baked goods, breadings, and batters.  The inclusion of DRB in breadings and batters results in a reduction in oil uptake, higher moisture retention, improved nutritional profiles, and reduced costs.

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

Index

Rice Bran Oil Processing Derivatives

Raw rice bran contains approximately 15-20% oil.  Through a solvent extraction process, the oil is removed from bran resulting in crude RBO and defatted rice bran (DRB).  Crude RBO is further refined to a finished grade edible oil that is primarily sold as a high end vegetable oil for cooking, as well as a human food ingredient for various products.  Virtually every refining step produces valuable co-products that are of great interest to industrial customers.  One of the more important co-products is known as distilled fatty acids which are being sold to several industrial customers.  In 2012, we began drying wet gums to produce food grade lecithin, unique in that it is free of genetically modified organisms (GMOs) and non soybean based.  We continue to expand our marketing of RBO both domestically in Brazil and globally.  We estimate that the global market for vegetable oils is approximately 160 million tons annually and will continue to grow as the world’s underdeveloped societies move towards westernized eating habits and populations increase in general.

Customers

In 2012, three customers accounted for approximately 40% of USA segment revenues.  In our Brazil segment, three customers accounted for approximately 38% of segment revenues.  Although the loss of a customer could have a material adverse effect on our revenues and results of operations, we continue to diversify our customer base in an attempt to mitigate the concentration of customers.  Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable and notes receivable.  We perform ongoing credit evaluations on our customers’ financial conditions and generally do not require collateral.

Supply and Manufacturing

Initial production of SRB

In the U.S. we purchase raw rice bran from three suppliers.  These include Farmers’ Rice Cooperative in West Sacramento, California, ADM Rice in Arbuckle, California, and Louisiana Rice Mill in Mermentau, Louisiana.  We idled the plant located adjacent to Farmers’ Rice Milling Company in Lake Charles, Louisiana in May 2009.  Pursuant to our agreements, our stabilization machinery is physically located within or adjacent to the rice processing plants and the rice bran is directly transferred to our machinery for stabilization without the need for shipping.  The relationship with the rice mills are symbiotic, as the rice manufacturer searches for raw rice bran marketing channels while we have ready access to raw bran.  We believe suitable alternative supply arrangements are available if needed.

Stage II Production of SRB

Based on product demand, we ship SRB from one of our California facilities to our plant in Dillon, Montana for further processing into RiSolubles, RiBalance and RiFiber.  We have equipment at the Dillon, Montana facility with capacity to produce 5,000 tons per year of RiSolubles and RiFiber.

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

Production of RBO and DRB

In Brazil, we purchase raw and par-boiled rice bran from a number or rice mills located short distances from our processing facility in Pelotas.  Timing of delivery for raw bran to an RBO bio-refinery is not as stringent as for an SRB bio-refining process, although we make every effort to process bran as soon as possible after milling to maintain the quality of our crude RBO.  We currently process a relatively small percentage of the raw rice bran available in the adjacent rice growing regions in Brazil and contiguous rice growing regions of Uruguay and Argentina.

Results of Trials and Scientific Research

The beneficial attributes of SRB, including our RiSolubles and RiFiber nutritional supplements, have been studied and reported by several laboratories, including Medallion Laboratories, Craft’s Technologies, Inc., Southern Testing & Research Laboratories, and Ralston Analytical Laboratories.  We have no affiliation with any of the laboratories that performed these studies but did pay for certain portions of these studies.  These analyses have verified the presence of antioxidants, polyphenols, and phytosterols, as well as beneficial macro and trace minerals, in our SRB products.  Antioxidants are compounds which scavenge or neutralize damaging compounds called free radicals.  Polyphenols are organic compounds which potentially act as direct antioxidants.  Phytosterols are plant-derived sterol molecules that help improve immune response to fight certain diseases.

Index

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

In December 2007, we formed Rice Science, LLC (RS), a Delaware limited liability company, with Herbal Science Singapore PTe. Ltd. (HS) to develop nutraceutical extracts and pharmaceutical chemistries from our SRB.  HS utilizes sophisticated methodologies in the identification and isolation of specific biologically active compounds that have been tested for effectiveness against specific disease conditions.  In March 2011, our partnership with HS ended with us acquiring the membership interest formerly owned by HS, leaving RS as our wholly owned subsidiary.  We are hopeful that the research already performed will result in 29biologically active SRB extracts for use in the nutraceutical and functional food industry.

In 2008, RS conducted a significant amount of research.  The initial thrust of this work was the development of extracts from SRB that would be effective in addressing inflammation and pain.  A number of SRB extracts have been tested with two identified as having significant in vitro activities.  A blend of these two extracts was created to produce a third extract that exhibits a high level of in vitro inhibition of Cox 1, Cox 2 and Lox 5 enzymes.  This extract was used in a pharmacokinetic study to determine uptake kinetics of key bioactives into human serum.  Results indicated that the bioactive compounds were rapidly assimilated.  The next step would be to conduct a human clinical trial if funds were available.  A number of active compounds were identified and modeled.  RS filed patent applications for the extracts along with each of the specific active compounds.

Late in 2007, the Cancer Biomarkers Group in the Department of Cancer Studies and Molecular Medicine, University of Leicester in Leicester, UK published a research paper evaluating the effect of our SRB in ApcMin mice (British Journal of Cancer (2007) 96, 248-254).  The mice were genetically modified to serve as models for mammary, prostate and intestinal carcinogenesis.  They reported that consumption of SRB (30% in the diet) reduced the numbers of intestinal adenomas in these mice by 51% compared to the same mice on a control diet.  The results suggest that SRB might be further evaluated as a chemo-preventative intervention in humans.  These results led to us filing a patent application on “Methods for Treatment of Intestinal Carcinogenesis with Rice Bran.”

Patents and Trademarks

We hold eight U.S. patents relating to the production or use of Nutraceutical or HVF products.  The patents are:

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

Index

In addition to the previously identified issued U.S. patents, we have been issued fifteen additional International patents covering the subject areas.  We intend to apply for additional patents in the future as new products, treatments and uses are developed.  We have three pending patent applications.

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

Although there currently are no pending claims or lawsuits against us regarding possible infringement claims, there can be no assurance that infringement claims by third parties, or claims for indemnification resulting from infringement claims, will not be asserted in the future or that such assertions, if proven to be true, will not have a materially adverse effect on our financial condition and results of operations.  In the future, litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to defend against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others.  Any such litigation could result in substantial cost and diversion of our resources, which could have a material adverse effect on our financial condition and results of operations.  Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our systems or products, any of which could have a material adverse effect on our financial condition and results of operations.  In addition, there can be no assurance that a license under a third party’s intellectual property rights will be available on reasonable terms, if at all.

Government Regulations

The U.S. Food and Drug Administration (FDA), The U.S. Department of Agriculture (USDA) and The Federal Trade Commission (FTC) are the Government entities that regulate the manufacture, marketing and advertizing of our products sold in the U.S.

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

The FTC regulates the advertising of dietary supplement and other health-related products.  Their primary concern is that any advertising must be truthful and not misleading, and that a company must have adequate substantiation for all product claims.  The FTC actively enforces requirements that companies possess adequate substantiation for product claims.  FTC enforcement actions may result in consent decrees, cease and desist orders, judicial injunctions, and the payment of fines with respect to advertising claims that are found to be unsubstantiated.

The USDA retains jurisdiction over meat products and food ingredients intended for use in meats.  Therefore, the use of SRB and DRB as meat enhancers is regulated by this agency.  Both SRB and DRB have USDA approval for use in meat products.

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

Index

Competition

Although we believe that we are the only company to produce stabilized all natural rice bran with a shelf life of over one year, we compete with other companies that produce stabilized rice bran, as well as companies producing other food ingredients and nutritional supplements.  We believe that our only significant competitors currently for rice bran products for feed applications are Producer’s Rice Mill, located in Stuttgart, Arkansas and Harvest Rice Milling, in McGehee, Arkansas.  We are also aware of one small scale producer of food ingredient SRB in Italy, Riso Scotti.  We believe that our major nutritional supplement competitors include producers of isolated soy protein, wheat bran and oat bran, particularly in the functional food ingredients market segment.

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

Beginning in 2008 with the purchase of Irgovel, we also compete in the world's edible oil market.  Our competition for exports of rice bran oil resides primarily in Southeast Asia.  There are several small scale producers of crude RBO in that region although few produce an edible grade oil.  There are also a number of crude RBO producers in India but most of these produce inferior grade oil destined for soap manufacture.

Research and Development Expenditures

Beginning in 2008, we contracted the services of PHD Technologies (Ames, Iowa) to developed application methods for the use of SRB and SRB derivatives in comminuted meats and in breadings and coatings.  PHD continues to develop application methods and supports our sales efforts through technical presentations.

In 2011, we entered into a joint research and development agreement with DSM Innovation Center, a subsidiary of Royal DSM N.V., to develop methods for extracting and concentrating high quality vegetable protein from rice bran.  In March 2013, the agreement was terminated and both parties have equal rights to commercialize and further develop the technology pursuant to a license agreement between the parties.

Although our 2012 and 2011 research and development expenditures were not significant, we expect to continue research and development to further develop application methods and technologies.  In March 2013, we announced the development of an improved fiber protein product and a separate soluble rice bran protein product.

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

Employees

As of December 31, 2012, the USA and Corporate segments had 36 employees located in the U.S.  The Brazil segment had 252 employees.  Our employee count may change periodically.  From year to year we experience normal variable labor fluctuation at our production facilities.  We believe relations with our employees are good.  None of our U.S. based employees are covered by collective bargaining agreements.  All of the employees at our Irgovel facility in Brazil are represented by a labor union and are covered by a collective bargaining agreement.

Index

Securities and Exchange Commission Reports

We maintain an Internet website at the following address: www.ricebrantech.com.  We make available on or through our Internet website certain reports and amendments to those reports that we file with the Securities and Exchange Commission (SEC) in accordance with the Securities Exchange Act of 1934 (Exchange Act).  These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K.  We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.  The contents of our website are not incorporated by reference in this report on Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934.  The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330.  Reports filed with the SEC are also made available on the SEC website (www.sec.gov).

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

Our net cash used in operating activities was $4.8 million in 2012 and $9.2 million in 2011.  We cannot assure you that we will be able to achieve revenue growth, profitability or positive cash flow, on either a quarterly or annual basis, or that profitability, if achieved, will be sustained.  No adjustments have been made to the financial statements that might result from the outcome of this uncertainty.  If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives such as re-filing for bankruptcy, pursuing dissolution and liquidation or seeking to merge with another company or sell all or substantially all of our assets.  Because of our recurring losses and negative cash flows from operations, the audit report of our independent registered public accountants on our consolidated financial statements for 2012 contains an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We have not yet achieved positive cash flows.

We have generate negative operating cash flows since our inception.  We continue to assess the business to identify core and non-core assets.  To raise additional cash funding we may be required to sell non-core assets and/or business units.  Additionally, we will need to reduce operating expenses and increase cash flow to fund current operations in our SRB segment if we are not able to fund these operations by raising capital.

We will require additional funding to implement our business plan and if we are unable to obtain financing on acceptable terms, or at all, we may be forced to reduce or cease operations.

We will require additional financing to fund our operations.  Our ability to meet long-term business objectives likely will be dependent upon our ability to raise additional financing through public or private equity financings, establish increasing cash flow from operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund long-term operations.  There is no assurance that external funds will be available on terms acceptable to us in sufficient amount to finance operations until we achieve sufficient positive cash flow.  Any issuance of securities to obtain such funds would dilute percentage ownership of our shareholders.  Such dilution could also have an adverse impact on our earnings per share and reduce the price of our common stock.  Incurring additional debt may involve restrictive covenants and increased interest costs that will strain our future cash flow.  If we are unable to obtain sufficient financing, we may need to delay, scale back or eliminate some or all of our product development and marketing programs, eliminate or restructure portions of our operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives including dissolution and liquidation or seeking to merge with another company or sell all or substantially all of our assets.

We have generated significant losses since our inception in 2000.

Since we began operations in February 2000, we have incurred significant losses.  There can be no assurance that we will be able to achieve or maintain profitable operations.  If our losses continue, our liquidity may be severely impaired, our stock price may fall and our shareholders may lose all or a significant portion of their investment.

Index

We may identify material weaknesses in the future that could adversely affect investor confidence, impair the value of our common stock and increase our cost of raising capital.

Any failure to remedy deficiencies in our internal control over financial reporting that may be discovered in the future or to implement new or improved controls, or difficulties encountered in the implementation of such controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.  Any such failure could, in turn, affect the future ability of our management to certify that internal control over our financial reporting is effective.  Inferior internal control over financial reporting could also subject us to the scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties or shareholder litigation, which could have an adverse effect on the trading price of our common stock.

In addition, if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our share price.  Furthermore, deficiencies could result in future non-compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  Such non-compliance could subject us to a variety of administrative sanctions, including review by the SEC or other regulatory authorities.

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

Index

•	cultural differences in the conduct of business;
•	fluctuations in foreign exchange rates;
•	greater difficulty in accounts receivable collection and longer collection periods;
•	challenges in obtaining and maintaining financing;
•	impact of recessions in economies outside of the United States;
•	reduced protection for intellectual property rights in some countries;
•	unexpected changes in regulatory requirements;
•	tariffs and other trade barriers;
•	political conditions in each country;
•	management and operation of an enterprise spread over various countries;
•	the burden and administrative costs of complying with a wide variety of foreign laws; and
•	currency restrictions.

The capital expansion project and planned temporary shutdown at our Irgovel facility could adversely affect our business, financial condition or results of operations.

Irgovel is currently undergoing a capital expansion project involving installation of new equipment and improvements to existing infrastructure.  As a result of the project, we expect production at the Irgovel facility to shut down for approximately 4-6 weeks while certain new equipment is brought on line.  The timing of this shut down is subject to change based on availability of funds, the timing of the delivery of equipment from suppliers, the availability of installers and other factors.  Where possible, we intend to stockpile certain inventory for sale during the period the plant is shutdown.  However, this inventory may not be adequate to timely fulfill all outstanding orders during this period.  In addition, during such shutdown, we will have to continue to expend capital to maintain the Irgovel facility and equipment.  Facility shut-down and subsequent restart expenses may adversely affect periodic results when these events occur.

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

If we fail to fund the Irgovel capital expansion project, the investors of Nutra SA may obtain certain rights with respect to Irgovel, including the right to participate in the operations of Irgovel.

Irgovel will need additional financing and/or capital to complete the capital expansion project and meet working capital needs during the planned shutdown.  We have certain commitments to provide funds to Irgovel to meet these funding requirements under our agreements with the investors in Nutra SA.  If the investors fund the cash shortfall at Irgovel they may obtain certain rights, including the right to force the sale of all of Nutra SA’s assets and the right to substantively participate in the operations of Irgovel and Nutra SA.  For further description of these funding obligations and the rights that the Nutra SA investors will acquire if we are unable to satisfy these obligations, see Note 5 to the consolidated financial statements included herein.  Any of the foregoing risks associated with the capital expansion project could lead to lower revenues or higher costs or otherwise have a negative impact on our future results of operations and financial condition.

We have financial performance obligations related to Irgovel.

Under the limited liability company agreement for Nutra SA, Irgovel must satisfy certain financial performance requirements in order for us to maintain control over Irgovel.  Nutra SA owns Irgovel.  The Parent Company and the investors in Nutra SA entered into the limited liability company agreement for Nutra SA in connection with the investors purchasing membership interests in Nutra SA pursuant to a membership interest purchase agreement effective January 2011 (see Note 5 to the consolidated financial statements included herein).  These financial performance requirements include Irgovel’s satisfaction of revenue, earnings and net debt targets described in the membership interest purchase agreement.  If Irgovel fails to meet these financial requirements, we could lose management control over Irgovel’s operations, and management control would transfer to the other investors in Nutra SA.  Any such change in management control would cause us to no longer consolidate Irgovel’s financial results with the Parent Company’s financial results.  Instead, we would be required to account for Irgovel as an equity investment on our balance sheets.

Index

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

In 2012, three customers accounted for 40% of USA segment revenues.  In our Brazil segment, three customers accounted for 38% of segment revenues.  As of December 31, 2012, our top ten USA segment customers accounted for 77% of segment accounts receivables and 63% of segment revenues.  In our Brazil segment, our top ten customers accounted for 75% of segment accounts receivables and 57% of segment revenues

Although we continue to expand our customer base in an attempt to mitigate the concentration of customers, the loss of any one of these customers could have an adverse effect on our revenues and results of operations.

We may encounter difficulties in maintaining relationships with distributors and customers while enforcing our credit policies.

We define credit risk as the risk of loss from obligors or counterparty default.  Our credit risks arise from both distributors and consumers.  Many of these risks and uncertainties are beyond our control.  Our ability to forecast future trends and spot shifts in consumer patterns or behavior even before they occur are vital for success in today's economy.  In managing risk, our objective is to protect our profitability, but also protect, to the extent we can, our ongoing relationship with our distributors and customers.  However, as part of our credit risk policies, we occasionally must, among other things, cancel certain accounts, reduce credit limits and place cash only requirements for certain questionable accounts.  These credit risk policies may negatively impact our relationships with our distributors and customers, which could adversely affect our results of operations.

The inability of our significant customers to meet their obligations to us may adversely affect our financial results.

We are subject to credit risk due to concentration of our trade accounts receivables.  As of December 31, 2012, two customers accounted for 42% of the $1.0 million in USA segment net accounts receivable.  In our Brazil segment, one customer accounted for 30% of our $2.5 million net accounts receivable.  The inability of our significant customers and obligors to meet their obligations to us, may adversely affect our financial condition and results of operations.

We rely upon a limited number of product offerings.

The majority of the products that we have sold through 2012 have been based on SRB produced at our US facilities and extracted rice bran oil from Irgovel.  Although we will market SRB as a dietary supplement, as an active food ingredient in other companies’ products, and in other ways, a decline in the market demand for our SRB products, as well as the products of other companies utilizing our SRB products, would have a significant adverse impact on us.

Index

We are dependent upon our marketing efforts.

We are dependent on our ability to market products to animal food producers, food manufacturers, mass merchandise and health food retailers, and to other companies for use in their products.  We must increase the level of awareness of dietary supplements in general and our products in particular.  We will be required to devote substantial management and financial resources to these marketing and advertising efforts and there can be no assurance that it will be successful.  Further, because of our current cash position, we may face difficulties maintaining a sales force sufficient to effectively market our products as intended.

We rely upon an adequate supply of raw rice bran.

Many of our current products depend on our proprietary technology using raw rice bran, which is a by-product from milling paddy rice to white rice.  Our ability to manufacture SRB is currently limited to the production capability of our production equipment at Farmers’ Rice Co-operative and Archer Daniels Midland in California and our own plant located next to Louisiana Rice Mill in Mermentau, Louisiana.  Along with our value-added product plants in Dillon, Montana and our facility in Pelotas, Brazil, we currently are capable of producing enough finished products to meet current demand.  If demand for our products were to increase dramatically in the future, we would need additional production capacity.

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

We have numerous ongoing contractual obligations under various purchase, sale, supply, production and other agreements which govern our business operations.  We also have contractual obligations which require ongoing payments such as various debt agreements and lease obligations and the agreement of Irgovel to pay tax obligations to the Brazilian government.  While we seek to comply at all times with these obligations, there can be no assurance that we will be able to comply with the terms of all contracts during all periods of time, especially if there are significant changes in market conditions or our financial condition.  If we are unable to comply with our material contractual obligations, there likely would be a material adverse affect on our financial condition and results of operations.

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

We sell food and nutritional products for animal and human consumption, which involves risk such as product contamination or spoilage, product tampering and other adulteration of food products.  We may be subject to liability if the consumption of any of our products causes injury, illness or death.  In addition, we may voluntarily recall products in the event of contamination or damage.  A significant product liability judgment or a widespread product recall may cause a material adverse affect on our financial condition.  Even if a product liability claim is unsuccessful, there may be negative publicity surrounding any assertion that our products caused illness or injury which could adversely affect our reputation with existing and potential customers.

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

Our success depends upon the efforts of our top management team, including the efforts of John Short (Chief Executive Officer), Dale Belt (Chief Financial Officer), Dave Hutchinson (Senior Vice President of Operations), Robert Smith, PhD (Senior Vice President of Business Development) and Colin Garner (Senior Vice President of Sales and Marketing).  Although we have written employment agreements with our CEO and CFO, there is no assurance that such individuals will not die, become disabled, or resign.  In addition, our success is dependent upon our ability to attract and retain key management persons for positions relating to the marketing and distribution of our products.  There is no assurance that we will be able to recruit and employ such executives at times and on terms acceptable to us.

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

Index

Risks Related to Our Stock

Our Stock Price is Volatile.

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future.  Our common stock trades on the OTCQB.  Our common stock is thinly traded and subject to volatility in price and demand.  The high and low closing sales prices of our common stock for the following periods were:

	Low	High

Year Ended December 31, 2012
Fourth Quarter	$0.05	$0.08
Third Quarter	0.04	0.08
Second Quarter	0.06	0.15
First Quarter	0.11	0.15

Year Ended December 31, 2011
Fourth Quarter	$0.10	$0.20
Third Quarter	0.13	0.19
Second Quarter	0.16	0.31
First Quarter	0.18	0.38

The market price of a share of our common stock may continue to fluctuate in response to a number of factors, including:

•	announcements of new products or product enhancements by us or our competitors;
•	fluctuations in our quarterly or annual operating results;
•	developments in our relationships with customers and suppliers;
•	our ability to obtain financing;
•	the loss of services of one or more of our executive officers or other key employees;
•	announcements of technological innovations or new systems or enhancements used by us or our competitors;
•	developments in our or our competitors’ intellectual property rights;
•	adverse effects to our operating results due to impairment of goodwill;
•	failure to meet the expectation of securities analysts’ or the public;
•	general economic and market conditions;
•	our ability to expand our operations, domestically and internationally;
•	the amount and timing of expenditures related to any expansion;
•	litigation involving us, our industry or both;
•	actual or anticipated changes in expectations by investors or analysts regarding our performance; and
•	price and volume fluctuations in the overall stock market from time to time.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.  Our stock price is volatile and we have been the target of securities litigation.  Any securities litigation brought against us in the future could result in substantial costs and divert our management’s attention and resources from our business.  In addition, volatility, lack of positive performance in our stock price or changes to our overall compensation program, including our equity incentive program, may adversely affect our ability to retain key employees.

We have significant “equity overhang” which could adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of equity securities.

As of March 15, 2013, we had 209,378,597 shares of common stock outstanding.  Additionally, as of March 15, 2013, approximately 289,179,802 shares of our common stock were issuable upon exercise or conversion of outstanding options, warrants and convertible debt.  The possibility that substantial amounts of our outstanding common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

Index

Our outstanding options, warrants and convertible notes may dilute current shareholders.

As of March 15, 2013, there were outstanding options, warrants and convertible debt that are exercisable for a total of approximately 289,179,802 shares of our common stock.  Holders of these securities, and any subsequently issued options, warrants and convertible debt may exercise or convert these securities at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.  Moreover, while these securities are outstanding, our ability to obtain financing on favorable terms may be adversely affected.

The outstanding common stock warrants issued in our April 2008 financing and the convertible debts and common stock warrants issued in our 2012 financings contain antidilution provisions that cause the exercise prices and conversion prices of the warrants and convertible debt to decrease automatically if we issue shares of our common stock or securities convertible into shares of our common stock in a financing at prices below the exercise and conversion prices of these warrants and convertible debt.  These adjustments automatically cause the number of shares issuable upon exercise of these warrants and convertible debt to increase.  Any such adjustment would materially dilute the holders of our common stock.

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

Our board of directors, without further action or vote by holders of our common stock, has the right to establish the terms, preference, rights and restrictions and issue shares of preferred stock.  The terms of any series of preferred stock could be issued with terms, rights, preferences and restrictions that could adversely affect the rights of holders of our common stock and thereby reduce the value of our common stock.  The designation and issuance of preferred stock favorable to current management or shareholders could make it more difficult to gain control of our board of directors or remove our current management and may be used to defeat hostile bids for control which might provide shareholders with premiums for their shares.  We have designated and issued five series of preferred stock, no shares of which remain outstanding as of December 31, 2012.  We may issue additional series of preferred stock in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Index

ITEM 2. PROPERTIES

We maintain various facilities that are used for manufacturing, warehousing, research and development, distribution, and administrative functions.  These facilities consist of both owned and leased properties.  The following table summarizes the properties used to conduct our operations as of December 31, 2012:

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

The Lake Charles, Louisiana facility was idled in May 2009 due to lack of orders.  The facility is not classified as held for sale due to potential alternative uses and because we are not aggressively marketing the property.  We evaluated, and continue to evaluate, alternate uses of that facility.

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

Index

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Parent Company has not been served with any formal notices in regard to this matter so far.  To date, only Irgovel has received formal legal notice.  In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration.  As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of December 31, 2012 and 2011, the balance in the escrow account was $1.9 million and is included in restricted cash in our balance sheets.  There is an escrow liability related to the lawsuit in accrued expenses on our balance sheets as of December 31, 2012 and 2011 totaling $1.4 million and $1.9 million.  When the escrow account was funded, we established an accrued liability equal to the amount of the escrow for contingencies and the net balance due to the Sellers under the terms of the Purchase Agreement.  As of December 31, 2012, $0.6 million of pre-acquisition contingencies have either been paid or specifically identified and accrued, leaving a balance of $1.4 million to settle any remaining contingencies.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the OTCQB under the symbol “RIBT.”  Our CUSIP No. is 762831-10-5.  The following table sets forth the range of high and low closing sales prices for our common stock for the periods indicated below.  The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	Low	High

Year Ended December 31, 2012
Fourth Quarter	$0.05	$0.08
Third Quarter	0.04	0.08
Second Quarter	0.06	0.15
First Quarter	0.11	0.15

Year Ended December 31, 2011
Fourth Quarter	$0.10	$0.20
Third Quarter	0.13	0.19
Second Quarter	0.16	0.31
First Quarter	0.18	0.38

Holders

As of March 15, 2013, there were approximately 277 holders of record and 11,300 beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock.  We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.  Cash provided by operations in our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA, LLC.  Pursuant to the terms of outstanding senior convertible debentures we may not pay any dividends while the debentures are outstanding.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2012, we issued the securities described below without registration under the Securities Act.

Effective October 3, 2012, we issued 101,250 shares of our common stock in connection with a consulting agreement.

Index

On October 3, 2012 and October 4, 2012, we issued options to directors to purchase 125,000 shares of common stock at exercise prices of $0.08 per share with a ten year expiration dates.  The options vested as to one third of the underlying shares on October 31, 2012, November 30, 2012 and December 31, 2012.

On November 7, 2012, we issued options to consultants to purchase 200,000 shares of common stock at exercise prices of $0.08 per share.  The options vested immediately and expire on November 7, 2015.

On November 7, 2012, we issued 1,126,818 shares of common stock to a retiring director in exchange for the surrender of vested and unvested stock options representing the right to purchase 1,676,074 shares of common stock.

On November 9, 2012, we issued 1,067,842 shares of common stock to a retiring director in exchange for the surrender of vested and unvested stock options representing the right to purchase 1,611,235 shares of common stock.

Effective December 31, 2012, we issued 168,750 shares of our common stock in connection with a consulting agreement.

Unless otherwise indicated above, the securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933.  All issuances above were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

Share Repurchases

We did not repurchase any of our common stock in 2012.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

This discussion and analysis may contain “forward-looking statements.”  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may include, without limitation, statements about our market opportunities, strategies, competition, and expected activities and expenditures and at times may be identified by the use of words such as “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or comparable words.  Forward-looking statements inherently involve risks and uncertainties.  Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, the risks described under “Risk Factors” in Item 1A.  We undertake no obligation to update any forward-looking statements for revisions or changes after the filing date of this Annual Report on Form 10-K.

Executive Summary

We experienced a challenging year in 2012 on multiple fronts.  In order to make the January 2012 final creditor payments under the amended plan of reorganization from our 2009 bankruptcy filing, we raised cash by issuing convertible debt and warrants in the first quarter of 2012.  In the third quarter of 2012, we issued additional convertible debt and warrants for working capital needs.  In order to complete these convertible debt issuances, market conditions required us to issue warrants for a significant number of shares of our common stock.  While we recognize that conversion of the debt and exercise of the warrants would dilute our current shareholders, it was important to complete these financings.  It remains important for us to adequately fund the USA segment while we grow revenues and gain additional market penetration in the human ingredient and animal nutrition sectors we sell into.  We continue to experience negative cash flows in the USA segment and will require additional funding in 2013.

Another challenge we continued to face in 2012, in both the USA and Brazil segments, was dramatically higher prices for our primary raw material, raw rice bran.  While we have successfully implemented price increases in the past, we obviously must remain cognizant of and react timely to competitive pressures.  High raw bran prices remain a challenge to our margins in the first quarter of 2013.  In spite of this challenge, we showed consolidated year-over-year revenue growth in 2012.

Index

In our Brazil segment, we are completing a capital plant expansion project at our subsidiary, Irgovel.  Operating the Irgovel plant while simultaneously installing new equipment has been difficult.  The inefficiencies associated with downtime and periodic shut downs related to the expansion have had a negative impact on margins in the Brazil segment.  As we enter 2013, most phases of the project are now complete.  We will, however, be required to shut down the facility for several weeks in 2013 to complete the next phase of the project.

We and the investors in Nutra SA contributed additional capital to Nutra SA in December 2012, to finance the Irgovel plant expansion project.  We are very excited about the post expansion financial outlook for the Brazil segment as we will gain numerous plant efficiencies from the new equipment and additional product volume capabilities.

In 2011, we announced two strategic partner alliances.  The first was a joint research and development program with DSM Innovation Center, a subsidiary of Royal DSM N.V., targeted at extracting and concentrating protein from rice bran.  Additionally, we signed an exclusive, co-branded international distribution agreement with BENEO-Remy covering the sale of our SRB in over forty countries in Europe, Middle East and Africa.  Throughout 2012, we executed on both of these alliances.  After a slow start, we believe we are now well positioned to grow international sales.  In March 2013, we also announced progress on the rice protein concentration development efforts.

We are proud of the fact that we have met the above challenges and yet continue to move the business forward in a positive way.  We continue to focus on controlling expenses and consistently achieving positive cash flows in both of our business segments.  Further discussion and analysis of our financial condition and results of operations follows.

Basis of Presentation and Going Concern

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

We took steps in 2012 and 2011 to improve profitability and liquidity by reducing our U.S. based employee headcount at both the corporate and plant operations level.  In the ongoing effort to improve profitability, significant emphasis will be placed on growing revenues.  The growth of revenues is expected to include the following:

•	growth in existing markets for stabilized rice bran (SRB), rice bran oil (RBO) and defatted rice bran (DRB);
•	expanding our product offerings and improving existing products;
•	aligning with strategic partners who can provide channels for additional sales of our products; and
•	implementing price increases.

In 2012 and 2011, we issued shares of common stock and options to satisfy certain obligations in an effort to conserve cash.  In 2012 and 2011, we also obtained funds from issuances of convertible debt and warrants.  We intend to obtain the necessary cash to continue our operations through the monetization of certain assets, improved profitability and possibly through equity and/or debt financing transactions.  Some of these monetizations could result in additional impairment of asset values.  Asset monetization may include some or all of the following:

•	sale of certain facilities;
•	sale of a noncontrolling interest in one or more subsidiaries; or
•	sale of surplus equipment.

See Liquidity and Capital Resources section below for a discussion of actions taken and plans to improve liquidity.

Segments

We have three reportable business segments: (1) Corporate; (2) USA, which manufactures and distributes SRB in various granulations along with other products derived from rice bran via proprietary and patented enzyme treatment processes; and (3) Brazil, which extracts crude RBO and DRB from rice bran, which are then further processed into a number of valuable human food and animal nutrition products.  The Corporate segment includes selling, general and administrative expenses including public company expenses, litigation, and other expenses not directly attributable to other segments.  No Corporate allocations are made to the other segments.  General corporate interest is not allocated.  For further information on segment results see Note 18 to the consolidated financial statements included herein.

Index

The USA segment consists of two locations in California and two locations in Louisiana all of which can produce SRB.  One of the two Louisiana SRB facilities, located in Lake Charles, has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB) and RiBalance (a complete rice bran nutritional package derived from further processing SRB).  The manufacturing facilities included in our USA segment have proprietary and patented processing equipment and technology for the stabilization and further processing of rice bran into finished products.  In 2012, approximately 50% of USA segment revenue was from sales of human food products and approximately 50% was from sales of animal nutrition products.

The Brazil segment consists of the operation of our subsidiary Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human and animal food markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  DRB is sold in bulk as animal feed and compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market.  In 2012, approximately 46% of Brazil segment product revenue was from sales of RBO products and 54% was from sales of DRB products.

Results of Operations

Consolidated net loss attributable to RiceBran Technologies shareholders for 2012 was $9.5 million, or $0.05 per share, compared to $10.1 million, or $0.05 per share for 2011.  Loss from operations improved to $8.7 million in 2012 from $9.6 million in 2011.  Results for 2012 include $4.4 million of other expense, an increase of $2.7 million compared to 2011.  This increase was the result of (i) the $7.1 million of financing expense and loss on extinguishment related to the 2012 issuances of convertible debt and related warrants and (ii) a $0.5 million increase in foreign currency exchange loss, offset by (iii) a $5.1 million increase in other income from change in fair value of derivative warrant and conversion liabilities.

Revenue and Gross Profit

Revenues (in thousands):

	2012	% of Total Revenues	2011	% of Total Revenues	Change	% Change
USA segment	$12,633	33.5	$10,700	29.0	$1,933	18.1
Brazil segment	25,090	66.5	26,257	71.0	(1,167)	(4.4)
Total revenues	$37,723	100.0	$36,957	100.0	$766	2.1

Consolidated revenues for 2012, were $37.7 million compared to $37.0 million in the prior year an increase of $0.8 million, or 2.1%.

USA segment revenues improved 18.1% in 2012 compared to 2011.  Animal feed product revenues increased $0.7 million, or 12.5%, on 6.0% lower volume due to the impact of price increases.  Human nutrition product revenues increased $1.5 million, or 34.8% due to the impact of price increases and 9.6% higher volume.  The $1.9 million increase in revenues is net of a $0.3 million decline in revenues from toll processing infant cereal products which ceased in April 2011.

Brazil segment revenues decreased 4.4%, or $1.2 million, in 2012 from 2011.  Revenues decreased $4.3 million as a result of the 14.4% decline in the average exchange rate between these periods.  Offsetting this $4.3 million decline was a $3.1 million net increase in revenues comprised of the following:
•	a $2.4 million increase in bulk DRB revenues; and
•	a $2.0 million increase in refined oil and derivative product revenues; and
•	a $0.2 million increase in bagged animal feed product revenues; offset by
•	a $1.5 million decline in crude oil revenues.

Brazil revenues experienced a shift from bagged animal feed products to bulk DRB and oil revenues experienced a shift from crude RBO to refined oil.  Production disruptions during the capital expansion at Irgovel necessitated the shift to bulk DRB sales.  We do not expect these types of disruptions in 2013, however the plant is expected to shut-down in the second half of 2013 for 4-6 weeks while certain new equipment is brought on line.  The shift from crude oil sales to refined oil sales is part of a strategy to shift revenues to higher margin refined oil and derivative product sales.  A US drought caused demand pressure for Brazilian soybean and corn which increased animal feedstock prices generally, and bran prices specifically, in 2012.  As a result, the Brazil segment passed along higher prices for DRB and bagged animal feed products during 2012.

Index

Gross profit (in thousands):

	2012	Gross Profit %	2011	Gross Profit %	Change	Change in Gross Profit %
USA segment	$3,687	29.2	$3,134	29.3	$553	(0.1)
Brazil segment	2,385	9.5	4,437	16.9	(2,052)	(7.4)
Total gross profit	$6,072	16.1	$7,571	20.5	$(1,499)	(4.4)

Consolidated gross profit for 2012 was $6.1 million compared to $7.6 million in 2011, a decrease of $1.5 million, or 4.4 percentage points.

The USA segment gross profit improved $0.6 million.  Gross profit remained relatively unchanged at 29.2%.  The USA segment gross profit was negatively impacted $1.3 million by higher raw bran prices in 2012 compared to 2011.  Raw bran costs were on a continually escalating trend starting in early 2011 and continued to rise through the first quarter of 2012, before moderating slightly during the second quarter of 2012 and rising again after the third quarter of 2012.  The impact of higher raw bran prices was offset by SRB selling price increases in the first and fourth quarters of 2011.  The full impact of those SRB selling price increases impacted 2012.

The Brazil segment gross profit deteriorated $2.1 million, or 7.4 percentage points, from 16.9% to 9.5%.  Gross profit decreased $0.4 million as a result of the 14.4% decline in the average foreign currency exchange rate between periods.  The remaining margin reduction was attributable to higher raw bran costs, an unfavorable shift in sales mix to lower margin bulk animal feed products and decreased plant efficiency during the implementation of capital improvements to the animal feed plant.  Raw bran costs were approximately 17% higher as of December 31, 2012 compared to December 31, 2011.  Only a portion of these higher costs could be offset with higher selling prices.  The plant inefficiencies associated with the capital expansion project resulted in higher production costs in 2012.

We intend to monitor bran prices and pass along increases to our customers in both the USA and Brazil segments, subject to market conditions

Operating Expenses (in thousands):

	2012
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$4,313	$3,370	$4,560	$12,243
Professional fees	652	-	795	1,447
Intersegment fees	(347)	-	347	-
Impairment of property	-	1,069	-	1,069
Total operating expenses	$4,618	$4,439	$5,702	$14,759

	2011
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$4,850	$4,921	$4,670	$14,441
Professional fees	1,703	113	1,106	2,922
Intersegment fees	(439)	-	439	-
Impairment of intangibles and property	240	1,352	-	1,592
Recoveries from former customers	-	(1,800)	-	(1,800)
Total operating expenses	$6,354	$4,586	$6,215	$17,155

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$537	$1,551	$110	$2,198
Professional fees	1,051	113	311	1,475
Intersegment fees	(92)	-	92	-
Impairment of property, plant and equipment	240	283	-	523
Recoveries from former customers	-	(1,800)	-	(1,800)
Total operating expenses	$1,736	$147	$513	$2,396

Consolidated operating expenses were $14.8 million in 2012, compared to $17.2 million in 2011, an improvement of $2.4 million, or 14.0%.

Index

Corporate segment selling, general and administrative expenses (SG&A) improved $0.5 million.  The favorable impacts of (i) a $0.2 million reduction in payroll and related costs (ii) a $0.3 million reduction in bonus expense and (iii) a $0.6 million broad reduction in other expenses due to cost containment efforts were offset by the unfavorable impacts of (i) a $0.2 million increase in share-based compensation expense and (ii) income of $0.4 million in 2011 associated with a settlement with a former officer.

Corporate professional fees improved $1.1 million between periods.  Professional fees are primarily expenses associated with consultants, accounting, auditing, tax compliance, SOX 404 compliance, and outside legal counsel.  Legal expense declined $0.5 million and other professional expenses declined $0.6 million between periods.  In 2011, we incurred significant audit and other consultant fees related to preparation of our 2009 and 2010 Form 10-Q and Form 10-K filings, which were delayed and filed in the first quarter of 2011.

USA segment SG&A expenses decreased $1.6 million between periods due to $0.5 million lower payroll and related costs, $0.3 million due to lower depreciation and amortization and a $0.8 million decline in other SG&A expenses.  Payroll and related costs were lower as a result of reductions in workforce.  The reduction in depreciation and amortization was the result of the impairments of intangibles and property in 2012 and 2011.

The $1.8 million recoveries from former customers in 2011 were nonrecurring in nature (see Note 14 to the consolidated financial statements).

Brazil segment SG&A decreased $0.1 million between periods.  The 14.4% reduction in the average foreign currency exchange rate reduced Brazil SG&A $0.8 million between periods.  This reduction was more than offset by (i) $0.3 million of increases in payroll and related costs as a result of the annual wage increase implemented effective July 31, 2012 (average 8% increase) and increases in sales and operations management personnel in preparation for operating the plant after the capital expansion project (ii) a $0.3 million increase in the provision for doubtful accounts and (iii) a $0.1 million increase in marketing expenses.

Brazil segment professional fees decreased $0.3 million between periods.  Professional fees include management and meeting attendance fees payable to the investors who own a noncontrolling interest in Nutra SA (Investors).

Intersegment fees relate to Brazil segment fees payable to the Corporate segment beginning in January 2011 under the agreements with the investors in Nutra SA.  The charges are intended to compensate the Corporate segment for management time spent on Irgovel operations.

Index

Other Income (Expense) (in thousands):

	2012
	Corporate	USA	Brazil	Consolidated
Interest income	$18	$-	$56	$74
Interest expense	(742)	(17)	(1,167)	(1,926)
Change in fair value of derivative warrant and conversion liabilities	5,420	-	-	5,420
Loss on extinguishment and financing expense	(7,125)	-	-	(7,125)
Foreign currency exchange, net	-	-	(617)	(617)
Other	-	-	(210)	(210)
Other income (expense)	$(2,429)	$(17)	$(1,938)	$(4,384)

	2011
	Corporate	USA	Brazil	Consolidated
Interest income	$53	$-	$73	$126
Interest expense	(619)	(180)	(964)	(1,763)
Change in fair value of derivative warrant and conversion liabilities	332	-	-	332
Foreign currency exchange, net	-	-	(99)	(99)
Other	(286)	-	54	(232)
Other income (expense)	$(520)	$(180)	$(936)	$(1,636)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$(35)	$-	$(17)	$(52)
Interest expense	(123)	163	(203)	(163)
Change in fair value of derivative warrant and conversion liabilities	5,088	-	-	5,088
Loss on extinguishment and financing expense	(7,125)	-	-	(7,125)
Foreign currency exchange, net	-	-	(518)	(518)
Other	286	-	(264)	22
Other income (expense)	$(1,909)	$163	$(1,002)	$(2,748)

Consolidated other expense increased to $4.4 million in 2012, compared to $1.6 million for 2011.  Consolidated other expense increased $7.1 million as a result of the financing expense and loss on extinguishment recognized in connection with the 2012 issuances of convertible debt and related warrants.  Interest expense increased $0.2 million as a result of increases in average outstanding debt between periods.  Foreign currency exchange gains and losses relate to certain Irgovel debt, and to a smaller extent Irgovel export-related accounts receivable, which are denominated and settled in US Dollars.  Brazil segment other expense is primarily bank fees.  Corporate segment other expense includes $0.2 million in 2011 for transaction costs incurred in the settlement with Herbal Sciences.

Our liability warrants and conversion liabilities are valued using the lattice model each reporting period and the resulting change in fair value is recorded in the statements of operations.  The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants and make certain other assumptions.  The decline in the price of our common stock during 2012 and 2011 was the primary reason the derivative warrant and conversion liabilities fair value fell in each period, resulting in the recognition of other income.

Liquidity and Capital Resources

We continue to experience losses and negative cash flows from operations on a consolidated basis which raises substantial doubt about our ability to continue as a going concern.  We currently have insufficient funds to support our operations in the near term and have inadequate financing arrangements in place at this time.  Although we believe that we will be able to obtain the funds necessary to continue as a going concern there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

With respect to liquidity and capital resources, we manage the Brazil segment, consisting currently of our plant in Brazil, separately from our U.S. based Corporate and USA segments.  Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA, LLC.  Cash used in operating activities for 2012 and 2011, is presented below by segment (in thousands).

Index

	2012
	Corporate and USA	Brazil	Consolidated
Net loss	$(7,816)	$(3,320)	$(11,136)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,071	2,541	4,612
Change in fair value of derivative warrant and conversion liabilities	(5,420)	-	(5,420)
Financing expense	2,184	-	2,184
Loss on extinguishment	4,941	-	4,941
Impairment of property	1,069	-	1,069
Other adjustments, net	1,333	(931)	402
Changes in operating asset and liabilities:
Pre-petition liabilities	(1,615)	-	(1,615)
Other changes, net	(413)	554	141
Net cash used in operating activities	$(3,666)	$(1,156)	$(4,822)

	2011
	Corporate and USA	Brazil	Consolidated
Net loss	$(8,506)	$(2,369)	$(10,875)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,418	2,562	4,980
Change in fair value of derivative warrant liability	(332)	-	(332)
Impairment of intangibles and property	1,592	-	1,592
Recovery from former customer	(1,000)	-	(1,000)
Other adjustments, net	2,063	(266)	1,797
Changes in operating asset and liabilities:
Pre-petition liabilities	(4,790)	-	(4,790)
Other changes, net	(206)	(318)	(524)
Net cash used in operating activities	$(8,761)	$(391)	$(9,152)

Corporate and USA

On a combined basis, the Corporate and USA segments used $3.7 million of cash in operating activities in 2012 compared to $8.8 million in 2011.  Prepetition liability payments in 2012 and 2011 were $1.6 million and $4.8 million.

We took steps in 2012 and 2011 to improve profitability and liquidity by reducing our U.S. based employee headcount at both the corporate and plant operations level.  In the ongoing effort to improve profitability, significant emphasis will be placed on growing revenues.  The growth of revenues is expected to include the following:

•	growth in existing markets for stabilized rice bran (SRB), rice bran oil (RBO) and defatted rice bran (DRB);
•	expanding our product offerings and improving existing products;
•	aligning with strategic partners who can provide channels for additional sales of our products; and
•	implementing price increases.

In 2012 and 2011, we issued shares of common stock and options to satisfy certain obligations in an effort to conserve cash.  In 2012 and 2011, we also obtained funds from issuances of convertible debt and warrants.  We intend to obtain the necessary cash to continue our operations through the monetization of certain assets, improved profitability and possibly through equity and/or debt financing transactions.  Some of these monetizations could result in additional impairment of asset values.  Asset monetization may include some or all of the following:

•	sale of certain facilities;
•	sale of a noncontrolling interest in one or more subsidiaries; or
•	sale of surplus equipment.

Index

Corporate and SRB segment cash flows from operations continue to improve.  Payments of pre-petition liabilities reduced cash flows from operations in the periods paid, but were in payment of obligations incurred prior to our November 2009 filing of the voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.  We made distributions to unsecured creditors which reduced pre-petition liabilities by $1.6 million in 2012 and $4.8 million in 2011.  The funds for the 2012 creditor distributions were derived from receipts on notes receivable, and proceeds from issuances of the subordinated convertible notes, senior convertible debentures and related warrants in January 2012.  All unsecured creditors who participated in the court supervised restructuring have been paid all amounts due in accordance with the amended plan of reorganization approved by the bankruptcy court.

Cash used in investing activities in 2012 included $0.6 million of proceeds from the sale of USA segment equipment, $0.7 million from collections of USA segment notes receivable and $0.2 million of restricted cash released for the payment of pre-petition liabilities.

Cash provided by financing activities in 2012 included $3.6 million of proceeds, net of costs, which we received from the issuances of subordinated convertible notes, the senior convertible debenture and related warrants.  The net proceeds of $3.6 million were used to fund the working capital needs of the Corporate and USA segments, including payments to the unsecured creditors.  In addition, during 2012, the Corporate and USA segments received $1.5 million in proceeds from debt and paid $2.2 million on debt.

Brazil

The Brazil segment used $1.2 million in operating cash in 2012, compared to using $0.4 million of operating cash in 2011, primarily due to the higher net loss in 2012.  Funding of capital expansion projects is being provided by proceeds received from the sale of Nutra SA, LLC (Nutra SA) membership interests, as discussed further below, and bank debt.

During the first quarter of 2011, Irgovel began disbursing cash for capital improvements which are part of a project to expand production capacity and improve operational efficiency.  In 2012 and 2011, these disbursements totaled $6.4 million and $6.8 million.

Irgovel is currently undergoing a capital expansion project involving installation of new equipment and improvements to existing infrastructure.  Financing for significant equipment purchases was secured in the fourth quarter of 2011.  Additional financing and/or capital will be required to complete the project.  As a result of the project, we also expect production at the Irgovel facility to shut down in the second half of 2013 for approximately 4-6 weeks while certain new equipment is brought on line.  The timing of this shut down is subject to change based on availability of funds, the timing of the delivery of equipment from suppliers, the availability of installers and other factors.  Where possible, we intend to stockpile certain inventory for sale during the period the plant is shutdown.

In December 2010, we entered into a membership interest purchase agreement with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (the Investors).  The Investors agreed to purchase a 35.6% interest in Nutra SA for an aggregate purchase price of $7.7 million.  The Corporate segment received $4.0 million of the January 2011 proceeds.  The remaining amount of $3.7 million, less $0.5 million retained by Nutra SA for administrative expenses, was invested in the Brazil segment for capital improvements and working capital needs. We received in the second quarter of 2011, an additional $3.0 million from the Investors - $1.0 million for the purchase of outstanding units in Nutra SA from the Corporate segment, which was used by that segment for working capital, and $2.0 million for the purchase of new units in Nutra SA, which was used by Irgovel to fund a capital expansion.  In the third quarter of 2011, the Investors purchased additional units for $0.9 million, which was used by the Corporate segment for working capital.  In the fourth quarter of 2012, the Investors purchased additional units in Nutra SA for $1.5 million, which was invested in the Brazil segment for capital improvements and working capital needs.  As of December 31, 2012, the Investors own a 49.0% interest in Nutra SA.

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

Index

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

Critical accounting policies are those that may have a material impact on our consolidated financial statements and also require us to exercise significant judgment due to a high degree of uncertainty at the time the estimate is made.  We have discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the audit committee of our board of directors.  We believe our critical accounting policies include those addressing revenue recognition, allowance for doubtful accounts, inventories, long lived assets, intangible assets, goodwill and derivative liabilities.

Principles of Consolidation – The consolidated financial statements include the accounts of RiceBran Technologies (the Parent Company) and all subsidiaries in which we have a controlling interest.  All significant inter-company accounts and transactions are eliminated in consolidation.  Noncontrolling interests in our subsidiaries are recorded net of tax as net earnings (loss) attributable to noncontrolling interests.

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

Long-Lived Assets, Intangible Assets and Goodwill – Long-lived assets, consisting primarily of property, intangible assets, and goodwill, comprise a significant portion of our total assets.  Property is stated at cost less accumulated depreciation.  Intangible assets are stated at cost less accumulated amortization.

The carrying values of property and intangible assets with finite lives are evaluated periodically in relation to the expected future cash flows of the underlying assets and monitored for other potential triggering events that might indicate impairment.  Adjustments are made in the event that estimated undiscounted net cash flows estimated to be derived from the asset are less than the carrying value of the related asset.  The cash flow projections are based on historical experience, management’s view of growth rates within the industry, and the anticipated future economic environment.

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

Index

We make provisions for estimated returns discounts, and price adjustments when they are reasonably estimable.  Revenues on the statements of operations are net of provisions for estimated returns, routine sales discounts, volume allowances and adjustments.  Revenues on the statements of operations are also net of taxes collected from customers and remitted to governmental authorities.

Shipping and Handling Fees and Costs – Amounts billed to a customer in a sale transaction related to shipping costs are reported as revenues and the related costs incurred for shipping are included in cost of goods sold.

Derivative Conversion Liabilities – We have certain convertible debt outstanding that contain antidilution clauses.  Under these clauses, we may be required to lower the conversion price on the convertible debt based on future issuances of our common stock, awards of options to employees, additional issuance of warrants and/or other convertible instruments below certain conversion prices.  We account for the conversion liabilities associated with these antidilution clauses as liability instruments, separate from the host debt.  The conversion liabilities are classified as debt on our consolidated balance sheets.  These conversion liabilities are valued using the lattice model each reporting period and the resultant change in fair value is recorded in the statements of operations in other income (expense).

Derivative Warrant Liabilities – We have certain warrant agreements in effect that contain antidilution clauses.  Under these clauses, we may be required to lower the exercise price on these warrants and issue additional warrants based on future issuances of our common stock, awards of options to employees, additional issuance of warrants and/or other convertible instruments below certain exercise prices.  We account for the warrants with these antidilution clauses as liability instruments.  These warrants are valued using the lattice model each reporting period and the resultant change in fair value is recorded in the statements of operations in other income (expense).

Share-Based Compensation – Share-based compensation expense for employees is calculated at the grant date using the Black-Scholes-Merton valuation model based on awards ultimately expected to vest, reduced for estimated forfeitures, and expensed on a straight-line basis over the requisite service period of the grant.  Forfeitures are estimated at the time of grant based on our historical forfeiture experience and are revised in subsequent periods if actual forfeitures differ from those estimates.  The Black-Scholes-Merton option pricing model requires us to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management’s judgment regarding market factors and trends.  We treat options granted to employees of foreign subsidiaries as equity options.  We will use alternative valuation models if grants have characteristics that cannot be reasonably estimated using the Black-Scholes-Merton model.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
RiceBran Technologies
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of RiceBran Technologies (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations resulting in an accumulated deficit of $204.4 million at December 31, 2012.  Although the Company emerged from bankruptcy in November 2010, there continues to be substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Phoenix, Arizona
April 1, 2013

Index

RiceBran Technologies
Consolidated Balance Sheets
December 31, 2012 and 2011
(in thousands, except share amounts)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,040	$3,329
Restricted cash	1,919	2,118
Accounts receivable, net of allowance for doubtful accounts of $518 and $323 (variable interest entity restricted $2,505 at December 31, 2012)	3,487	3,702
Inventories	1,994	2,297
Deferred tax asset	234	159
Income and operating taxes recoverable	1,167	1,659
Deposits and other current assets	975	1,049
Note receivable, current portion	-	700
Total current assets	10,816	15,013
Property, net (variable interest entity restricted, $5,757 at December 31, 2012)	28,457	27,995
Goodwill	4,773	5,240
Intangible assets, net	2,575	3,928
Other long-term assets	385	56
Total assets	$47,006	$52,232
LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Accounts payable	$3,021	$2,995
Accrued expenses	4,509	4,202
Current maturities of long-term debt	8,003	6,792
(variable interest entity nonrecourse, $7,013 at December 31, 2012)
Pre-petition liabilities	-	1,615
Total current liabilities	15,533	15,604
Long-term liabilities:
Long-term debt, less current portion	11,581	7,933
(variable interest entity nonrecourse, $7,454 at December 31, 2012)
Deferred tax liability	1,674	3,767
Derivative warrant liabilities	4,520	1,296
Total liabilities	33,308	28,600

Commitments and contingencies

Temporary Equity: Redeemable noncontrolling interest in Nutra SA	9,262	9,918

Equity:
Equity attributable to RiceBran Technologies shareholders:
Preferred stock, 20,000,000 shares authorized and none issued	-	-
Common stock, no par value, 500,000,000 shares authorized, 207,616,097 and 201,264,622 shares issued and outstanding	210,396	209,613
Accumulated deficit	(204,420)	(194,911)
Accumulated other comprehensive loss	(1,540)	(988)
Total equity attributable to RiceBran Technologies shareholders	4,436	13,714
Total liabilities, temporary equity and equity	$47,006	$52,232

See Notes to Consolidated Financial Statements

Index

RiceBran Technologies
Consolidated Statements of Operations
Years Ended December 31, 2012 and 2011
(in thousands, except per share amounts)

	2012	2011

Revenues	$37,723	$36,957
Cost of goods sold	31,651	29,386
Gross profit	6,072	7,571

Operating expenses:
Selling, general and administrative	12,243	14,441
Professional fees	1,447	2,922
Impairment of property	1,069	906
Impairment of intangible assets	-	686
Recoveries from former customers	-	(1,800)
Total operating expenses	14,759	17,155

Loss from operations	(8,687)	(9,584)

Other income (expense):
Interest income	74	126
Interest expense	(1,926)	(1,763)
Change in fair value of derivative warrant and conversion liabilities	5,420	332
Loss on extinguishment	(4,941)	-
Financing expense	(2,184)	-
Foreign currency exchange, net	(617)	(99)
Other income	27	232
Other expense	(237)	(464)
Total other income (expense)	(4,384)	(1,636)

Loss before income taxes	(13,071)	(11,220)
Income tax benefit	1,935	345
Net loss	(11,136)	(10,875)
Net loss attributable to noncontrolling interest in Nutra SA	1,627	776
Net loss attributable to RiceBran Technologies shareholders	$(9,509)	$(10,099)

Loss per share attributable to RiceBran Technologies shareholders
Basic	$(0.05)	$(0.05)
Diluted	$(0.05)	$(0.05)

Weighted average number of shares outstanding
Basic	204,682	198,370
Diluted	204,682	198,370

See Notes to Consolidated Financial Statements

Index

RiceBran Technologies
Consolidated Statements of Comprehensive Loss
Years ended December 31, 2012 and 2011
(in thousands)

	2012	2011

Net loss	$(11,136)	$(10,875)

Other comprehensive loss - foreign currency translation, net of tax	(1,081)	(1,845)

Comprehensive loss, net of tax	(12,217)	(12,720)

Comprehensive loss attributable to noncontrolling interest, net of tax	2,156	1,707

Total comprehensive loss attributable to RiceBran Technologies shareholders	$(10,061)	$(11,013)

See Notes to Consolidated Financial Statements

Index

RiceBran Technologies
Consolidated Statements of Changes in Equity
Years Ended December 31, 2012 and 2011
(in thousands, except share amounts)

	RiceBran Technologies' Shareholders
	Common Stock		Accumulated	Accumulated Other Comp-	Non- controlling	Total
	Shares	Amount	Deficit	rehensive Loss	Interest	Equity

Balance, January 1, 2011	195,359,109	$207,432	$(184,812)	$(74)	$(156)	$22,390

Cancelled shares and options - settlements with former officers	(44,666)	(267)	-	-	-	(267)
Share-based compensation, options	-	907	-	-	-	907
Warrants issued	-	437	-	-	-	437
Acquisition of additional interests in subsidiary	-	(254)	-	-	156	(98)
Common stock issued to Buyer	2,576,775	618	-	-	-	618
Common stock issued for services	3,373,404	568	-	-	-	568
Other	-	172	-	-	-	172
Foreign currency translation	-	-	-	(914)	-	(914)
Net loss	-	-	(10,099)	-	-	(10,099)
Balance, December 31, 2011	201,264,622	209,613	(194,911)	(988)	-	13,714

Share-based compensation, options	-	923	-	-	-	923
Warrants exercised	1,552,667	711	-	-	-	711
Common stock issued for services	1,794,500	228	-	-	-	228
Common stock issued in exchange for options	3,004,308	10	-	-	-	10
Cancellation of convertible notes and warrant	-	(1,089)	-	-	-	(1,089)
Foreign currency translation	-	-	-	(552)	-	(552)
Net loss	-	-	(9,509)	-	-	(9,509)
Balance, December 31, 2012	207,616,097	$210,396	$(204,420)	$(1,540)	$-	$4,436

See Notes to Consolidated Financial Statements

Index

RiceBran Technologies
Consolidated Statements of Cash Flows
Years Ended December 31, 2012 and 2011
(in thousands)

	2012	2011
Cash flow from operating activities:
Net loss	$(11,136)	$(10,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,430	3,532
Amortization	1,182	1,448
Provision for doubtful accounts receivable	401	162
Common stock and share-based compensation, options	1,161	1,475
Impairment of intangibles and property	1,069	1,592
Change in fair value of derivative warrant and conversion liabilities	(5,420)	(332)
Loss on extinguishment	4,941	-
Financing expense	2,184	-
Recovery from former customer	-	(1,000)
Settlement with former officer	-	(267)
Deferred tax benefit	(1,935)	(345)
Foreign exchange loss	617	-
Other	158	772
Changes in operating assets and liabilities:
Accounts receivable	(462)	(577)
Inventories	201	343
Accounts payable and accrued expenses	215	517
Pre-petition liabilities	(1,615)	(4,790)
Other	187	(807)
Net cash used in operating activities	(4,822)	(9,152)

Cash flows from investing activities:
Receipts on notes receivable	700	1,100
Proceeds from sales of property	576	-
Purchases of property	(6,482)	(6,867)
Restricted cash	200	(200)
Other	44	(210)
Net cash used in investing activities	(4,962)	(6,177)

Cash flows from financing activities:
Proceeds from sale of membership interests in Nutra SA, net of costs	1,500	11,625
Proceeds from issuance of convertible debt and related warrants	3,563	506
Payments of debt	(12,610)	(8,818)
Proceeds from issuance of debt	15,189	15,056
Net cash provided by financing activities	7,642	18,369

Effect of exchange rate changes on cash and cash equivalents	(147)	(248)
Net change in cash and cash equivalents	(2,289)	2,792
Cash and cash equivalents, beginning of year	3,329	537
Cash and cash equivalents, end of year	$1,040	$3,329

Supplemental disclosures:
Cash paid for interest	$1,651	$1,551
Cash paid for income taxes	-	-

See Notes to Consolidated Financial Statements

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 1. CHAPTER 11 REORGANIZATION, LIQUIDITY AND MANAGEMENT’S PLANS

Chapter 11 Reorganization

On November 10, 2009, RiceBran Technologies (the Parent Company, formerly known as NutraCea) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the United States Bankruptcy Court for the District of Arizona (the Bankruptcy Court), in the proceeding entitled In re:  NutraCea, Case No. 2:09-bk-28817-CGC (the Chapter 11 Reorganization).  None of the Parent Company’s subsidiaries, including its Brazilian rice bran oil operation, were included in the bankruptcy filing.  The Parent Company continued to manage its assets and operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court through the November 2010 plan effective date (see below).  Under the Bankruptcy Code, certain claims against the Parent Company in existence prior to the filing of the bankruptcy petition were stayed during the pendency of the Chapter 11 Reorganization.  Additional claims arose subsequent to the filing date from the Parent Company’s business operations, its secured borrowing from Wells Fargo Bank, N.A., its employment of professionals, its disposition of certain non-core assets (as described below) and its treatment of certain executory contracts.

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

The liabilities subject to compromise became the Parent Company’s payment obligations under the Amended Plan of approximately $7.0 million when the Amended Plan became effective.  As of December 31, 2011, the portion of these obligations remaining unpaid was reflected as pre-petition liabilities in our consolidated balance sheets.  Interest accrued on the allowed liabilities subject to compromise from November 2009 through November 2010, at an annual rate of 0.38%.  Interest accrued on the unpaid prepetition liabilities at an annual rate of 8.25% beginning in December 2010.

In January 2012, we made our final $1.6 million distribution to the general unsecured creditors.  Cumulatively, we made distributions totaling $7.0 million, representing 100% of the amount owed under the Amended Plan, plus accrued interest.  The distributions were made with the proceeds from (i) the sale of interests in Nutra SA, LLC (Nutra SA) in 2011, (ii) proceeds from the issuance of convertible notes, debentures and related warrants in 2012 and 2011 (iii) receipts on notes receivable in 2012 and 2011 and (iv) proceeds from the sale of the idle Phoenix facility in 2010.

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

We took steps in 2012 and 2011 to improve profitability and liquidity by reducing our U.S. based employee headcount at both the corporate and plant operations level.  In the ongoing effort to improve profitability, significant emphasis will be placed on growing revenues.  The growth of revenues is expected to include the following:

•	growth in existing markets for stabilized rice bran (SRB), rice bran oil (RBO) and defatted rice bran (DRB);
•	expanding our product offerings and improving existing products;
•	aligning with strategic partners who can provide channels for additional sales of our products; and
•	implementing price increases.

In 2012 and 2011, we issued shares of common stock and options to satisfy certain obligations in an effort to conserve cash.  In 2012 and 2011, we also obtained funds from issuances of convertible debt and warrants.  We intend to obtain the necessary cash to continue our operations through the monetization of certain assets, improved profitability and possibly through equity and/or debt financing transactions.  Some of these monetizations could result in additional impairment of asset values.  Asset monetization may include some or all of the following:

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

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

The USA segment consists of two locations in California and two locations in Louisiana all of which can produce SRB. One of the two Louisiana SRB facilities, located in Lake Charles, has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB) and RiBalance (a complete rice bran nutritional package derived from further processing SRB).  The manufacturing facilities included in our USA segment have proprietary and patented processing equipment and technology for the stabilization and further processing of rice bran into finished products.  In 2012, approximately 50% of USA segment revenue was from sales of human food products and approximately 50% was from sales of animal nutrition products.

The Brazil segment consists of the operation of our subsidiary Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human and animal food markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  DRB is sold in bulk as animal feed and compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market.  In 2012, approximately 46% of Brazil segment product revenue was from sales of RBO products and 54% was from sales of DRB products.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of RiceBran Technologies (the Parent Company) and all subsidiaries in which we have a controlling interest.  All significant inter-company accounts and transactions are eliminated in consolidation.  Noncontrolling interests in our subsidiaries are recorded net of tax as net earnings (loss) attributable to noncontrolling interests.

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

Cash and Cash Equivalents – We consider all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.  As of December 31, 2012, we maintain our cash, including restricted cash, and cash equivalents, with major banks.  We maintain cash in bank accounts, which at times may exceed federally insured limits.  We have not experienced any losses on such accounts.

Index

RiceBran Technologies
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

Long-Lived Assets, Intangible Assets and Goodwill – Long-lived assets, consisting primarily of property, intangible assets, and goodwill, comprise a significant portion of our total assets.  Property is stated at cost less accumulated depreciation.  Depreciation is computed on the straight-line basis over the estimated useful lives.  Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.  Gains or losses on the sale of property and equipment are reflected in the statements of operations.  Intangible assets are stated at cost less accumulated amortization.

The carrying values of property and intangible assets with finite lives are evaluated periodically in relation to the expected future cash flows of the underlying assets and monitored for other potential triggering events that might indicate impairment.  Adjustments are made in the event that estimated undiscounted net cash flows estimated to be derived from the asset are less than the carrying value of the related asset.  The cash flow projections are based on historical experience, management’s view of growth rates within the industry, and the anticipated future economic environment.

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

We make provisions for estimated returns discounts, and price adjustments when they are reasonably estimable.  Revenues on the statements of operations are net of provisions for estimated returns, routine sales discounts, volume allowances and adjustments.  Revenues on the statements of operations are also net of taxes collected from customers and remitted to governmental authorities.

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

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

Derivative Conversion Liabilities – We have certain convertible debt outstanding that contain antidilution clauses.  Under these clauses, we may be required to lower the conversion price on the convertible debt based on future issuances of our common stock, awards of options to employees, additional issuance of warrants and/or other convertible instruments below certain conversion prices.  We account for the conversion liabilities associated with these antidilution clauses as liability instruments, separate from the host debt.  The conversion liabilities are classified as debt on our consolidated balance sheets.  These conversion liabilities are valued using the lattice model each reporting period and the resultant change in fair value is recorded in the statements of operations in other income (expense).

Derivative Warrant Liabilities – We have certain warrant agreements in effect that contain antidilution clauses.  Under these clauses, we may be required to lower the exercise price on these warrants and issue additional warrants based on future issuances of our common stock, awards of options to employees, additional issuance of warrants and/or other convertible instruments below certain exercise prices.  We account for the warrants with these antidilution clauses as liability instruments.  These warrants are valued using the lattice model each reporting period and the resultant change in fair value is recorded in the statements of operations in other income (expense).

Share-Based Compensation – Share-based compensation expense for employees is calculated at the grant date using the Black-Scholes-Merton valuation model based on awards ultimately expected to vest, reduced for estimated forfeitures, and expensed on a straight-line basis over the requisite service period of the grant.  Forfeitures are estimated at the time of grant based on our historical forfeiture experience and are revised in subsequent periods if actual forfeitures differ from those estimates.  The Black-Scholes-Merton option pricing model requires us to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management’s judgment regarding market factors and trends.  We treat options granted to employees of foreign subsidiaries as equity options.  We will use alternative valuation models if grants have characteristics that cannot be reasonably estimated using the Black-Scholes-Merton model.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards.  A valuation allowance is established, when necessary, to reduce that deferred tax asset if it is more likely than not that the related tax benefits will not be realized.

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

Reclassifications – Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current year financial statement presentation.

Recent Accounting Pronouncements

Accounting pronouncements that are applicable to us and could potentially have a material impact on our financial statements are discussed below.

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

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

Diluted EPS is computed by dividing the net income (loss) attributable to RiceBran Technologies shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the impact of assumed exercises and conversions is dilutive.  The dilutive effect of outstanding options and warrants is calculated using the treasury stock method.  The dilutive effect of outstanding convertible debt is calculated using the if converted method.

Below are reconciliations of the numerators and denominators in the EPS computations.

	2012	2011
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to RiceBran Technologies shareholders	$(9,509)	$(10,099)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	204,682,397	198,370,369
Effect of dilutive securities outstanding	-	-
Diluted EPS - weighted average number of shares outstanding	204,682,397	198,370,369

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive
Stock options (average exercise price of $0.24 and $0.29 )	38,237,372	39,575,663
Warrants (average exercise price of $0.31 and $1.13)	147,350,570	42,952,934
Convertible notes (average conversion price of $0.08 and $0.21)	66,941,605	5,159,808

The impact of potentially dilutive securities outstanding at December 31, 2012 and 2011, was not included in the calculation of diluted EPS in 2012 and 2011 because to do so would be antidilutive.  Those securities which were antidilutive in 2012 and 2011, which remain outstanding, could potentially dilute EPS in the future.

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 5. REDEEMABLE NONCONTROLLING INTEREST IN NUTRA SA

We hold a variable interest which relates to our equity interest in Nutra SA, LLC (Nutra SA).  We are the primary beneficiary of Nutra SA, and as such, Nutra SA’s assets, liabilities and results of operations are included in our consolidated financial statements.  The other equity holders’ interests are reflected in net loss attributable to noncontrolling interest in Nutra SA, in the consolidated statements of operations, and redeemable noncontrolling interest in Nutra SA, in the consolidated balance sheets.  Our variable interest in Nutra SA is our Brazil segment.  A summary of the carrying amounts of Nutra SA balances included in our consolidated balance sheets follows (in thousands).

	December 31,
	2012	2011
Cash and cash equivalents	$562	$3,290
Other current assets (restricted $2,505 at December 31, 2012)	5,675	6,641
Property, net (restricted $5,757 at December 31, 2012)	19,690	15,833
Goodwill and intangibles, net	6,215	7,556
Other noncurrent assets	(246)	21
Total assets	$31,896	$33,341
Current liabilities	$5,141	$3,851
Current portion of long-term debt (nonrecourse $7,013 at December 31, 2012)	7,013	5,469
Long-term debt, less current portion (nonrecourse $7,454 at December 31, 2012)	7,454	6,361
Other noncurrent liabilities	1,871	3,766
Total liabilities	$21,479	$19,447

Nutra SA’s debt is secured by its accounts receivable and property.  The Parent Company does not guarantee any of Nutra SA’s debt.

A summary of changes in redeemable noncontrolling interest in Nutra SA follows (in thousands):

	Investors' Ownership Interest After Transaction	2012	2011
Redeemable noncontrolling interest in Nutra SA, beginning of period		$9,918	$-
Investors' purchase of initial units - first quarter 2011	35.6%	-	7,725
Investors' purchase of additional units - second quarter 2011	45.2%	-	3,000
Investors' purchase of additional units - third quarter 2011	49.0%	-	900
Investors' purchase of additional units - fourth quarter 2012	49.0%	1,500	-
Investors' interest in net loss of Nutra SA		(1,627)	(776)
Investors' interest in accumulated other comprehensive income of Nutra SA		(529)	(931)
Redeemable noncontrolling interest in Nutra SA, end of period		$9,262	$9,918

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

We agreed to use $2.2 million of the funds received from the January 2011 transaction closing to repay amounts owed to the Class 6 general unsecured creditors in accordance with the Amended Plan.  The remaining $1.8 million was used for general corporate purposes, other unsecured creditor claims and administrative expenses associated with the Chapter 11 Reorganization.

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

We received in 2011 an additional $3.9 million from the Investors - $1.9 million for the purchase of outstanding units in Nutra SA from us, which was used by the Corporate and USA segments for working capital, and $2.0 million for the purchase of new units in Nutra SA, which were used by the Brazil segment to fund a capital expansion.  These purchases increased the Investors’ interest in Nutra SA to a 49.0% interest as of December 31, 2011.

In December 2012, we received an additional $1.5 million from the Investors for the purchase of new units in Nutra SA, which were used by the Brazil segment to fund a capital expansion.  We made additional capital contributions valued at $1.5 million under the agreement, consisting of the right to use certain proprietary equipment and forgiveness of fees Nutra SA owed us.  We must deliver and install the equipment at our expense, within 90 days after requested by either the Investors or Irgovel.  The Investors’ interest remained 49.0% interest as of December 31, 2012.

The Investors have the right to subsequently purchase from Nutra SA up to an additional 750,000 units for another $1,500,000.  If immediately prior to such purchase Nutra SA and Irgovel have sufficient cash to complete certain projects, then the units will have no voting rights.

We determined that we continued to control Nutra SA after each of the membership interest sale transactions and should continue to consolidate Nutra SA.  We treated each transaction similar to an equity transaction, with no gain or loss recognized in consolidated net loss or comprehensive loss.  The $0.3 million historical cost of the equipment we contributed in December 2012, is reflected in Nutra SA’s balance sheet, in the Brazil segment, as of December 31, 2012.  The Investors’ share of Nutra SA’s net income (loss) increases (decreases) redeemable noncontrolling interest.

Redeemable noncontrolling interest in Nutra SA is recorded in temporary equity, above the equity section and after liabilities on our consolidated balance sheets, because the Investors have the right to force a sale of Nutra SA assets in the future (see Drag Along Rights described below).  We have assessed the likelihood of the Investors exercising these rights as less than probable at December 31, 2012, in part because it is more likely the Investors will exercise other rights prior to January 2014.  We will continue to evaluate the probability of the Investors exercising their Drag Along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors will exercise these rights.

We are restricted from competing with Nutra SA and Irgovel in Brazil as further described in the MIPA.

In connection with the December 2012 capital contributions, we amended the limited liability company agreement for Nutra SA (LLC agreement).  Pursuant to this amendment, among other things, any units held by the Investors after January 1, 2014, accrue a yield at 4% if a certain milestone condition is satisfied, and at 8% if the milestone condition is not satisfied (the Yield).  The milestone condition relates to Nutra SA having performed all of the following: obtaining additional back financing, completion of the capital expansion project within certain spending limitations, and operation of the plant post expansion at targeted processing levels.  Commencing with the first quarter of 2014, Nutra SA must make distributions to the Investors quarterly in the amount equal to the previously accrued and unpaid Yield plus any additional distributions owed to the Investors.  Until March 31, 2014, or if at any time Nutra SA is past due on its obligations to pay the Investors the Yield, all amounts due to us for management fees or for shared employees as provided under the LLC Agreement shall be tolled and remain unpaid until all past due amounts, if any, owed to the Investors have been paid in full.

Following the payment of the Yield, Nutra SA must distribute all distributable cash (as defined in the LLC Agreement) to the members on March 31 of each year as follows: (i) first, to the Investors in an amount equal to 2.3 times the Investors’ capital contribution, less the aggregate amount of distributions paid to the Investors, (ii) second, to us in an amount equal to (i) two times the capital contributions made by us, less the aggregate amount of distributions paid to us; and (iii) third, to us and the Investors in proportion to our respective membership interests.

Under the LLC agreement, the business of Nutra SA is to be conducted by the manager, currently our CEO, subject to the oversight of the management committee.  The management committee is comprised of three of our representatives and two Investor representatives.  Upon an event of default or a qualifying event, we will no longer control the management committee and the management committee will include three Investor representatives and two of our representatives.  In addition, following an event of default or a qualifying event, a majority of the members of the management committee may replace the manager of Nutra SA.

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

As of December 31, 2012, there have been no events of default.  Events of default, as defined in the MIPA, are:
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

As of December 31, 2012, there have been no qualifying events.  The LLC agreement, defines a qualifying event as any event prior to September 16, 2014, which results, or will result in, (i) a person or group of persons exercising the right to appoint members to our board of directors holding one third or more of the votes of all board members, (ii) the sale, exchange, pledge or use as guarantee of one half of our ownership interest in Nutra SA to a third party or (iii) the bankruptcy of RiceBran Technologies or Nutra SA.

The Investors have certain rights, summarized below, under an investor rights agreement and the LLC agreement, as further defined in the agreements.
•
Conversion Rights – The Investors may exchange units in Nutra SA for equity interests in Irgovel.  After any exchange, the Investors would possess the same rights and obligations with respect to the securities of Irgovel, as they have in Nutra SA.

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

•
RiceBran Technologies Roll-Up – The Investors may exchange units in Nutra SA for our common stock..  This right is available upon the earlier of January 2014 or, if an event of default has occurred, January 2013.  We may elect to postpone our obligation to complete the roll-up to January 2015 if the roll-up would result in over 25% of our common stock being owned by the Investors.  The appraised fair value of the Investors’ interest in Nutra SA and the market price of our stock would be used to determine the amount of ownership interest the Investors would receive.

•
Drag Along Rights – The Investors have the right to force the sale of all Nutra SA assets after the earlier of (i) January 2014, (ii) January 2013 if an event of default occurs, or (iii) the date of a qualifying event.  The right terminates upon the occurrence of certain events (a $50 million Nutra SA initial public offering or a change of control, as defined).  We may elect to exercise a right of first refusal to purchase the Investors’ interest instead of proceeding to a sale.

In evaluating whether we are the primary beneficiary of Nutra SA, we considered the matters which could be put to a vote of the members.  Until there is an event of default or a qualifying event, the Investors’ rights and abilities, individually or in the aggregate, do not allow them to substantively participate in the operations of Nutra SA.  The Investors do not currently have the ability to dissolve Nutra SA or otherwise force the sale of all its assets.  They do have such rights in the future (Drag Along Rights as described above).  We will continue to evaluate our ability to control Nutra SA each reporting period.

Cash provided by operations in our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the LLC agreement.

NOTE 6. INVENTORIES

Inventories are composed of the following (in thousands):

	As of December 31,
	2012	2011
Finished goods	$1,146	$906
Work in process	330	804
Raw materials	255	353
Packaging supplies	263	234
Total inventories	$1,994	$2,297

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 7. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable and notes receivable.  We perform ongoing credit evaluations on our customers’ financial condition and generally do not require collateral.

One customer accounted for approximately 10% and 20% of our sales in 2012 and 2011 and approximately 9% and 16% of our accounts receivable balances at December 31, 2012 and 2011.  A second customer accounted for approximately 11% and 6% of our sales in 2012 and 2011 and approximately 30% and 14% of our accounts receivable balances at December 31, 2012 and 2011.  A third customer accounted for approximately 7% and 6% of our sales in 2012 and 2011 and approximately 9% and 5% of our accounts receivable balances at December 31, 2012 and 2011.

NOTE 8. PROPERTY

Property consists of the following (in thousands):

	As of December 31,
	2012	2011	Estimated Useful Lives
Land	$403	$420
Furniture and fixtures	358	363	5-10 years
Plant	14,362	14,122	25-30 years, or life of lease
Computer and software	1,407	1,352	3-5 years
Leasehold improvements	189	189	3-7 years or life of lease
Machinery and equipment	15,053	17,249	5-10 years
Construction in progress	9,118	5,710
Subtotal	40,890	39,405
Less accumulated depreciation	12,433	11,410
Property, net	$28,457	$27,995

Our Lake Charles, Louisiana facility was built at a cost of $3.8 million to process rice bran from a rice milling company adjacent to the facility.  The facility is built on leased land which is owned by the rice milling company.  The facility was idled in May 2009 due to lack of orders.  We recorded a $2.3 million impairment loss on the facility in 2009.  The facility is not classified as held for sale due to potential alternative uses and because we are not aggressively marketing the property.  We evaluated, and continue to evaluate, alternate uses of the facility.  Depreciation on the facility has continued after the facility was idled.  As of December 31, 2012, the net book value of the idled facility included in property, net, was $1.7 million.

We also own equipment purchased in 2009 for use in the Lake Charles, Louisiana facility.  In 2012 and 2011, we recorded impairments of $1.1 million and $0.6 million on the Lake Charles equipment.

Property includes machinery and equipment that has never been installed or operated, which totals $1.4 million at December 31, 2012 .

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 9. INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	USA Segment			Brazil Segment		Total
	Patents	Trademarks	Customer Lists	Trademarks	Customer Lists	Intangible Assets
December 31, 2012
Cost	$1,697	$48	$2,677	$3,418	$1,250	$9,090
Accumulated amortization	(1,029)	(38)	(2,222)	(2,362)	(864)	(6,515)
Net book value	$668	$10	$455	$1,056	$386	$2,575

December 31, 2011
Cost	$1,768	$48	$2,677	$3,751	$1,372	$9,616
Accumulated amortization	(957)	(35)	(1,888)	(2,056)	(752)	(5,688)
Net book value	$811	$13	$789	$1,695	$620	$3,928

Estimated useful lives	17 years	7 years	7 years	7 years	7 years

We purchased no intangible assets in 2012 or 2011. All changes in the cost of Brazil segment intangibles are due to foreign currency translation.  Amortization expense is expected to be $1.1 million in 2013, $1.0 million in 2014, $0.3 million in 2015, $0.1 million in 2016, $0.1 million in 2017 and $0.1 million thereafter.

In 2011, we wrote off patents with a net book value of $0.7 million.  We determined the projected future cash flows were inadequate to recover the net book value of these patents.

NOTE 10. DEBT

The following table summarizes current and long-term portions of debt (in thousands):

	As of December 31,
	2012	2011
USA segment:
Senior convertible debentures, net	$1,048	$-
Subordinated convertible notes, net	4,041	2,126
Factoring agreement	28	262
Other	-	507
	5,117	2,895
Brazil segment:
Working capital lines of credit	2,227	1,778
Capital expansion loans	5,555	3,789
Equipment financing	201	214
Advances on export letters of credit	2,331	2,838
Special tax programs	4,153	3,211
	14,467	11,830
Total debt	19,584	14,725
Current portion	8,003	6,792
Long-term portion	$11,581	$7,933

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

Required future minimum payments on our debt as of December 31, 2012, follow (in thousands).

	USA Segment	Brazil Segment	Total
2013	$1,219	$7,013	$8,232
2014	108	1,283	1,391
2015	5,375	1,086	6,461
2016	-	983	983
2017	-	976	976
Thereafter	-	3,126	3,126
	$6,702	$14,467	$21,169

USA Segment

Factoring Agreement

In January 2011, we entered into a domestic factoring agreement which provides for a $1.0 million credit facility with a bank.  We may only borrow to the extent we have qualifying accounts receivable as defined in the agreement.  The facility automatically renews for another year on December 31, 2013, unless proper termination notice is given.  The bank charges the greater of $2,000 per month or a 2.0% fee on any borrowing.  The 2.0% fee increases incrementally for any qualified account with a balance that remains outstanding in excess of 45 days.  The average borrowings under this agreement totaled $0.1 million in 2012 and 2011.

Convertible Debt Outstanding as of December 31, 2012

Convertible debt instruments outstanding as of December 31, 2012, are listed below.

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

All of the convertible debt instruments listed above contain full ratchet antidilution provisions and require the holders to provide us with at least 61 days notice prior to conversion or exercise to the extent the holder would have a beneficial ownership interest in our common stock in excess of 4.99% of our outstanding common stock immediately after conversion or exercise.

In January 2012, we issued a senior convertible debenture and related warrant for $0.8 million, a $0.1 million discount from the debenture’s stated principal amount.  We received cash proceeds of $0.6 million, net of cash financing costs.  In the third quarter of 2012, this January 2012 debenture was exchanged for a July 2012 debenture with a stated principal amount of $1.0 million, representing the original principal amount plus interest which will accrue through the replacement debenture’s January 2014 maturity.  In July 2012, we also issued a new senior convertible debenture and related warrant and received $0.2 million in proceeds, net of financing costs.  Each of the July 2012 debentures is convertible immediately at $0.07 per share.  Commencing February 2013, we are required to redeem 1/12th of the $1.3 million combined principal each month until the January 2014 maturity date.  In lieu of a cash redemption we may elect to redeem the debentures by issuing a number of shares of common stock equal to the monthly redemption amount divided by the lesser of (i) the current debenture conversion price or (ii) 80% of the 20-day volume weighted average trading price of our common stock or (iii) the volume weighted average trading price of our common stock on the day immediately prior to the redemption date less $0.01.  The number of shares delivered may not exceed 20% of the number of shares traded in the 20-day trading period prior to payment.  The debentures are secured by a senior interest in substantially all of our assets, excluding our interest in Nutra SA.  Pursuant to the terms of the debentures, we may not pay any dividends while the debenture is outstanding.  Under the terms of the original January 2012 debenture, we had been required to redeem 1/12th of the $0.9 million principal each month commencing August 2012 until the July 2013 maturity date.

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

The January and May 2012 subordinated convertible notes with a face amount of $4.4 million, and the related warrants, were issued in exchange for $1.8 million cash, net of issuance costs, and surrender of then outstanding convertible notes with original principal totaling $2.3 million and a related warrant (old notes and old warrant).  Interest is payable monthly at an annual rate of 10%.  The notes are secured by a junior interest in substantially all of our assets, excluding our interest in Nutra SA.  The old notes and old warrant were held by Baruch Halpern, who became a director concurrent with the January 2012 transaction.  In exchange for surrendering the old notes and old warrant and an additional $0.1 million cash investment, we issued a $2.5 million subordinated convertible note and related warrant to a trust beneficially owned by Mr. Halpern (the Halpern Trust).

The July and August 2012 subordinated convertible notes with a face amount of $1.0 million, and the related warrants, were issued in exchange for $0.9 million cash, net of issuance costs.  The notes are also secured by a junior interest in substantially all of our assets, excluding our interest in Nutra SA.  The notes and warrants were issued to four investors who had purchased January and May 2012 subordinated convertible notes and warrants.  We issued a $0.1 million subordinated convertible note and related warrant to an entity beneficially owned by Mr. Halpern (together with the Halpern Trust referred to as the Halpern Entities).

As of December 31, 2012, our convertible debt consists of the following components (in thousands):

		Notes
	Debentures	Halpern Entities	Other Investors	Total
Principal outstanding	$(1,299)	$(2,600)	$(2,775)	$(6,674)
Discount	422	587	2,775	3,784
Derivative conversion liabilities	(171)	(980)	(1,048)	(2,199)
Debt	$(1,048)	$(2,993)	$(1,048)	(5,089)

Debt - current portion	$(962)	$-	$-	$(962)
Debt - long-term portion	(86)	(2,993)	(1,048)	(4,127)

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

During 2012 and 2011, we recognized $0.3 million and $0.2 million of accreted interest on the convertible debt.  We made no principal payments on convertible debt during 2012 or 2011.

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

2012 Convertible Debt Issuances

A summary of the allocation of the proceeds from the 2012 issuances of the senior convertible debenture, subordinated convertible notes and related warrants follows (in thousands).

	First and Second Quarter of 2012			Third Quarter of 2012
	Debenture	Notes and Warrants		Debentures and Warrants		Notes and Warrants
	and Warrant	Halpern Entities	Other Investors	New	Replace-ment	Halpern Entities	Other Investors	Total
(Increases) decreases in:
Debt - principal	$(870)	$(2,500)	$(1,875)	$(290)	$(139)	$(100)	$(900)	$(6,674)
Debt - discount	870	630	1,875	290	(661)	100	900	4,004
Debt - derivative conversion
liabilities	(296)	(1,942)	(1,448)	(128)	(105)	(69)	(583)	(4,571)
Derivative warrant liabilities	(648)	(2,473)	(1,848)	(273)	(907)	(88)	(746)	(6,983)
Debt (carrying amount of old note)	-	2,152	-	-	-	-	-	2,152
Equity	-	1,089	-	-	-	-	-	1,089
Loss on extinguishment	-	2,986	-	-	1,955	-	-	4,941
Financing expense	168	-	1,376	141	27	59	413	2,184
Other long -term assets -deferred finance costs	144	65	134	23	(148)	4	73	295
Proceeds, net of finance costs	632	(7)	1,786	237	(22)	94	843	3,563

We accounted for the July 2012 issuance of the replacement senior convertible debenture in the principal amount of $1.0 million and related warrant as a significant modification to the January 2012 debenture and related warrant.  We recognized a loss on extinguishment for the difference between the fair value of the senior convertible debenture and warrant issued and the total of (i) the fair values of the conversion features embedded in the January 2012 debenture (ii) the carrying amount of the old debenture (zero) and (iii) the proceeds received, net of issue costs.

We accounted for the January 2012 issuance of the $2.5 million subordinated convertible note and related warrant to the Halpern Trust as a significant modification to the old notes and warrant held by Mr. Halpern.  We recognized a loss on extinguishment for the difference between the fair value of the subordinated convertible note and warrant issued, and the total of (i) the fair values of the conversion features embedded in the old notes, (ii) the fair value of the old warrant, (iii) the carrying amount of the old notes and (iv) the proceeds received, net of issue costs.  The old notes’ embedded conversion features and the old warrant did not qualify as separate derivative liabilities and, therefore, we reduced equity by the January 2012 fair value of the embedded conversion features and warrant.

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

Changes in the fair value of the derivative conversion and warrant liabilities subsequent to issuance are recognized in change in fair value of derivative warrant and conversion liabilities in the statement of operations.  The changes in fair value of derivative liabilities as a result of the July 2012 amendment to the January 2012 and May 2012 subordinated convertible notes and related warrants, are also included in change in fair value of derivative warrant and conversion liabilities in the statement of operations.  As a result of a July 2012 amendment, the exercise price on the warrants related to the January 2012 and May 2012 subordinated convertible notes decreased from $0.12 per share to $0.08 per share and the number of underlying shares was increased proportionately.  In addition the terms of all of the subordinated convertible notes outstanding, were modified such that the maturity date was extended from January and May 2015 to July 2015.

The $2.4 million of the $3.6 million in proceeds from the 2012 issuances of convertible debt and related warrants were used to make the final distributions to the unsecured creditors in January 2012 and the remainder was used for general corporate purposes.

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

2011 Convertible Debt Issuances

During 2011, we issued several convertibles notes, with related warrants to our financial advisor, who became a director of RiceBran Technologies in January 2012.  Below is a summary of the transactions.

Transaction		Principal amount of Note(s) (in thousands)	Stated Annual Interest Rate on Note(s)	Per Share Note Conversion Price	Cash Received in Transaction (in thousands)	Number of Shares Under Equity Warrant(s)	Average Exercise Price of Warrant(s)
First quarter 2011	(1)	$500	10%	$0.20	$500	500,000	$0.25
Second quarter 2011	(2)	730	10%	0.23	230	730,000	0.23
Third quarter 2011, event A	(2)	270	10%	0.23	270	270,000	0.23
Third quarter 2011, event B	(2)	730	10%	0.23	730	730,000	0.23
Fourth quarter 2011	(3)	2,323	10%	0.20	550	2,323,186	0.22
Total in 2011					$2,280	4,553,186

(1)	The convertible note and the related warrant issued in the first quarter of 2011, were terminated and cancelled in the second quarter of 2011 when the second quarter transaction occurred.
(2)	The convertible notes and related warrants issued in the second and third quarters of 2011, were terminated and cancelled in the fourth quarter of 2011 when the fourth quarter transaction occurred.
(3)
The convertible notes and related warrants issued in the fourth quarter of 2011, were terminated and cancelled in the first quarter of 2012, when a subordinated convertible note was issued to the Halpern Entities, as described further below.

The proceeds received from these transactions were allocated to convertible notes and warrants.  We concluded in each case that the warrants were indexed to our common stock and should be recorded as equity.  We determined the fair value of each warrant.  We then determined the fair value of each convertible note as the total of (i) the fair value of the note, determined by discounting cash flows of the payments due under the note at 25%, plus (ii) the fair value of the related conversion feature.  Based on the relative fair values, we allocated the proceeds to the convertible note and equity for the warrant portion.  In each case, we concluded that the embedded conversion feature need not be accounted for as a derivative since it was indexed to our common stock.  We then determined whether the conversion feature was a beneficial conversion feature based on the effective conversion price.  If there was a beneficial conversion feature, the amount of that feature was recorded in equity with an offsetting increase in debt discount for that convertible note.

We recognized no gain or loss as a result of the 2011 refinancing of any of the convertible notes.  During 2011, we received a total of $2.3 million from issuance of the notes and related warrants.  We recorded in equity $0.5 million for the warrants and the beneficial conversion features, $0.1 million to other assets and $1.9 million to debt.

Brazil Segment

All Brazil segment debt is denominated in the Brazilian Real (R$), except advances on export letters of credit which are denominated in U.S. Dollars.

Capital Expansion Loans

In December 2011, Irgovel entered into agreements with the Bank of Brazil.  Under the agreements, Irgovel may borrow up to R$2.8 million on one agreement and R$6.7 million on another agreement (a total of $4.7 million based on the December 31, 2012 exchange rate).  The annual interest rate on the loans is 6.5%.  Interest is payable quarterly on the amounts outstanding and the maturity date of the loans is December 2021.  Irgovel must make monthly principal payments under each of the loans with the first payment due on January 2014.  Irgovel used R$1.5 million of the proceeds for working capital purposes and the remainder for the purchase of equipment and machinery.

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

In July 2012, Irgovel entered into a third agreement with the bank under which it borrowed R$1.7 million ($0.9 million based on the December 31, 2012 exchange rate) for the purchase of certain equipment at an annual interest rate of 5.5%.  Interest is payable quarterly on the amounts outstanding and the maturity date of the loans is July 2019.  Irgovel must make monthly principal payments under the loan with the first payment due August 2015.  The loan is secured by the related equipment.

Equipment Financing

Irgovel has entered into certain equipment financing arrangements with annual interest rates that range from 13.5% to 21.5%, and average 16.2%.  Interest and principal on this debt is payable monthly and payments extend through March 2016.  This debt is secured by the related equipment.

Working Capital Lines of Credit

Irgovel has working capital lines of credit secured by accounts receivable.  The total amount of borrowing capacity is R$3.6 million ($1.8 million based on the December 31, 2012, exchange rate) but cannot exceed 40%-100% of the collateral, depending on the agreement.  The annual interest rates on this debt range from 12.4% to 44.5%, and average 23.3%.  Principal maturities of amounts outstanding at December 31, 2012, extend through May 2014.

Advances on Export Letters of Credit

Irgovel obtains advances against certain accounts receivable backed by export letters of credit.  The annual interest rates on these advances range from 3.7% to 8.0%, and average 5.6%.  Principal maturities of amounts outstanding at December 31, 2012, extend through July 2013.

Special Tax Programs

Irgovel has unsecured notes payable for Brazilian federal and social security taxes under a special Brazilian government tax program.  Amounts due under the special tax program are part of an amnesty program relative to unpaid taxes that existed prior to our acquisition of Irgovel in 2008.  Principal and interest payments are due monthly through 2022.  Interest on the notes is payable monthly at the Brazilian SELIC target rate, which was 7.3% at December 31, 2012.

Irgovel qualified for a modification of one of its special tax program debts.  The debt was lowered by $0.3 million in the second quarter of 2011 in exchange for a reduction in available net operating losses for Brazil tax purposes valued at $0.3 million.  We recorded no gain or loss on the transaction.  Prior to the modification the maturities on this debt ranged from 2011 through 2017.  As modified, debt maturities range from 2011 through 2022.

NOTE 11. EQUITY AND SHARE-BASED COMPEN SATION

We have never declared or paid dividends on our common stock and have no plans to pay dividends in the foreseeable future.  Pursuant to the terms of the senior convertible debentures, we may not pay any dividends while a debenture is outstanding.  Cash provided by operations in our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA.

In lieu of paying cash to non-employee board members for board retainer fees for the last three quarters of 2011, we issued 1,207,049 shares of common stock.

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

A summary of stock option and warrant activity for 2012 and 2011 follows.

	Options			Equity and Liability Warrants
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, January 1, 2011	45,485,111	$0.30	6.8	40,429,578	$1.27	2.3
Granted	5,204,224	0.22		5,158,916	0.23
Impact of anti-dilution clauses	-	NA		6,303,255	NA
Exercised	-	NA		-	NA
Forfeited, expired or cancelled	(12,100,614)	0.36		(5,102,385)	0.74
Outstanding, December 31, 2011	38,588,721	0.27	6.3	46,789,364	1.04	1.7
Granted	5,812,148	0.15		84,756,427	0.10
Impact of anti-dilution clauses	-	NA		103,744,062	NA
Impact of amendment	-	NA		15,642,859	NA
Exercised	-	NA		(5,003,038)	0.10
Forfeited, expired or cancelled	(10,549,974)	0.34		(84,575,897)	0.43
Outstanding, December 31, 2012	33,850,895	$0.16	6.3	161,353,777	$0.12	3.5
Exercisable, December 31, 2012	28,704,256	$0.17	5.9	142,793,777	$0.13	3.3

Options

Our board of directors adopted our 2010 Equity Incentive Plan (2010 Plan) in February 2010.  A total of 25,000,000 shares of common stock were initially reserved for issuance under the 2010 Plan.  The amount reserved increases annually each January 1st by 5% of the outstanding shares as of the prior December 31st.  Additionally, in 2011 the board approved an 8,000,000 increase in the number of shares of common stock reserved under the plan.  Under the terms of the 2010 Plan, we may grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services on such terms as are determined by the board of directors.  Our board of directors administers the 2010 Plan, determines vesting schedules on plan awards and may accelerate the vesting schedules for award recipients.  The options granted under the 2010 Plan have terms of up to 10 years.

December 31, 2012

Initially reserved	25,000,000
Additionally reserved - annual increases	19,831,186
Additionally reserved - board action	8,000,000
Options granted since inception, net of forfeited, expired or cancelled	(22,977,927)
Stock granted since inception	(12,056,309)
Available for issuance under the 2010 Plan	17,796,950

Our board of directors adopted the 2005 Equity Incentive Plan (2005 Plan) in May 2005 and our shareholders approved the 2005 Plan in September 2005.  Under the terms of the 2005 Plan, we could grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services on such terms as are determined by the board of directors.  Options granted under the 2005 Plan have terms of up to 10 years.  There are no longer any shares reserved for future issuance under the 2005 Plan.

We have outstanding a total of 3,415,282 options awarded to current and former directors, employees and consultants at various times beginning in 2004 through 2009 that do not fall under the plans described above.  Expiration periods, typically ten years, and other terms of these non-plan specific options are not materially different from those issued under the 2010 Plan and 2005 Plan.

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

Share-based compensation expenses related to options are included in selling, general and administrative expenses in the statements of operations, and consisted of the following (in thousands):

	2012	2011
Consultants	$42	$14
Directors	285	280
Employees	152	112
Executive officers	444	501
Total share-based compensation expense, options	$923	$907

The following table summarizes option activity during 2012 and 2011:

	Employees and Directors		Consultants
	Weighted		Weighted
	Average	Shares	Average	Shares	Total
	Exercise	Under	Exercise	Under	Number of
	Price	Options	Price	Options	Options
Outstanding, January 1, 2011	$0.41	43,761,576	$1.46	1,723,535	45,485,111
Granted	0.21	4,404,224	0.31	800,000	5,204,224
Forfeited, expired or cancelled	0.34	(12,067,079)	10.00	(33,535)	(12,100,614)
Exercised	NA	-	NA	-	-
Outstanding, December 31, 2011	0.24	36,098,721	0.76	2,490,000	38,588,721
Granted	0.13	5,612,148	0.08	200,000	5,812,148
Forfeited, expired or cancelled	0.29	(10,049,974)	1.33	(500,000)	(10,549,974)
Exercised	NA	-	NA	-	-
Outstanding, December 31, 2012	$0.13	31,660,895	$0.53	2,190,000	33,850,895

Exercisable, December 31, 2012	$0.14	26,830,930	$0.56	1,873,326	28,704,256
Exercisable, December 31, 2011	$0.26	25,914,194	$0.95	1,773,330	27,687,524

The following are the weighted-average assumptions used in valuing stock options:

	2012	2011

Fair value of options granted	$0.10	$0.19
Volatility	109.2%	101.5%
Risk free interest rate	0.9%	0.8%
Expected life of options (in years)	6.1	5.2
Expected dividends	-	-
Forfeiture rate	5%	5%

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

The following table summarizes information related to outstanding and exercisable options:

	As of December 31, 2012
	Outstanding			Exercisable
Range of Exercise Prices	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$0.08	22,042,441	$0.08	7.0	17,212,476	$0.08	6.7
$0.14	708,075	0.14	9.2	708,075	0.14	9.2
$0.20	6,812,879	0.20	5.6	6,812,879	0.20	5.6
$0.30	3,000,000	0.30	2.0	3,000,000	0.30	2.0
$0.37	687,500	0.37	8.2	370,826	0.37	8.2
$1.21	100,000	1.21	3.0	100,000	1.21	3.0
$1.50	500,000	1.50	0.4	500,000	1.50	0.4
$0.08 to $1.5	33,850,895	0.16	6.3	28,704,256	0.17	5.9

In 2012, we issued 3,004,308 shares of common stock to retiring directors in exchange for the surrender of vested stock options exercisable for 4,741,905 shares of common stock.  The fair values of the options surrendered on the date of the stock issuances was $0.3 million and fair value of the stock at issuances was $0.3 million.

For 2012, our non-employee directors agreed to accept stock options in lieu of cash representing one half of the board retainer fees to which they otherwise would have been entitled.  As a result, we issued options for the purchase of 1,217,889 shares of common stock in 2012, at an exercise price of $0.14 per share.  The stock options vested in installments during 2012.  The $0.2 million grant date fair value of the options equaled the cash fees to which the directors were otherwise entitled.

In 2012, our three executive officers agreed to accept stock options in lieu of receiving their full salary in cash.  Our three executive officers received cash equal to either 83.3% or 90.0% of their stated contract salary, as detailed in their employment agreements, and these officers were collectively issued stock options for the purchase of up to 852,592 shares of common stock at an exercise price equal to $0.12 per share.  The options vested in installments during 2012.  The $0.1 million grant date fair value of the options equaled the officers’ salary forbearance.

In 2012, we lowered the exercise price on outstanding options held by certain employees for the purchase of up to 21,717,441 shares of common stock to $0.08 per share from an average exercise price of $0.19 per share.  The stock price on the date of the re-pricing was $0.07 per share.  No other terms of the options were modified.  We recorded expense of less than $0.1 million in 2012, representing the difference between the fair value of the options before and after the modification.  Total unrecognized compensation increased less than $0.1 million as a result of the modification.

In 2011, we entered into amendments to employment agreements with each of our four executive officers.  Twenty percent of each officer’s salary for the last six months of 2011 was paid in stock options instead of in cash.  The options vested and became exercisable in installments during 2011.  Under the amendments we issued options to purchase 2,116,726 shares of common stock, at an average exercise price of $0.20, and an average initial term of 1.6 years.

In 2010, we reached an agreement to settle all potential claims associated with the employment of Mr. Brad Edson, our former chief executive officer.  The agreement was subject to the approval of the Bankruptcy Court and became effective upon court approval in 2011.  Mr. Edson agreed to return to NutraCea $0.4 million, representing a bonus earned in 2008.  We recorded a receivable for the return of the bonus.  The corresponding income reduced selling, general and administrative expenses in the first quarter of 2011.  As partial payment of the receivable, Mr. Edson forfeited 6,000,000 options granted in 2004 and returned 35,000 shares of common stock in payment of $0.3 million of his obligation.  The options had an exercise price of $0.30 per share and were outstanding and exercisable as of December 31, 2010.  We reduced the receivable from Mr. Edson, reduced equity by $0.3 million, and cancelled the options in 2011, when the Bankruptcy Court approved the agreement.  The remaining $0.1 million receivable remains unpaid and reserved for due to uncertainty with regard to the collectability of the receivable as of December 31, 2012.

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

In 2011, we reached an agreement to settle all potential claims associated with the employment of Mr. Todd Crow, our former chief financial officer.  As part of the settlement, Mr. Crow was required to forfeit 1,662,942 options and return 9,666 shares of common stock held.  The agreement was subject to the approval of the Bankruptcy Court and became effective upon court approval in 2011.  We cancelled the stock and options in 2011.  The options had an average exercise price of $0.37 per share and were outstanding and exercisable as of December 31, 2010.  No value was assigned to the cancelled stock or options because we transferred no cash or other assets in exchange.  In connection with the settlement, Mr. Crow agreed to withdraw his $0.2 million bankruptcy claim.

Warrants

We have outstanding warrants classified as equity (equity warrants) and as warrant liability (liability warrants).

	Equity Warrants			Liability Warrants
	Shares Under Equity Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Liability Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance, January 1, 2011	545,454	$0.69	2.8	39,884,124	$1.28	2.3
Granted	5,158,916	0.23		-
Impact of antidilution clauses	-			6,303,255
Exercised	-			-
Forfeited, expired or cancelled	(2,230,000)	0.23		(2,872,385)	1.13
Balance, December 31, 2011	3,474,370	0.30	3.5	43,314,994	1.10	1.5
Granted	-	-		84,756,427	0.10
Impact of antidilution clauses	-	-		103,744,062	NA
Impact of amendment	-	-		15,642,859	NA
Exercised	-	-		(5,003,038)	0.10
Forfeited, expired or cancelled	(2,323,186)	0.22		(82,252,711)	0.44
Outstanding, December 31, 2012	1,151,184	$0.45	2.4	160,202,593	$0.12	$3.5
Exercisable, December 31, 2012	1,151,184	$0.45	2.4	141,642,593	$0.12	$3.3

During the first quarter of 2012, the holder of a liability warrant to purchase 5,003,038 shares of common stock exercised the warrant on a cashless basis and, as a result, we issued the holder 1,552,667 shares of our common stock.  We transferred the $0.7 million fair value of the liability warrant as of the date of exercise into equity.

The following table summarizes information related to outstanding and exercisable warrants:

		As of December 31, 2012
		Outstanding			Exercisable
Range of Exercise Prices	Type of Warrant	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Exercise Price	Remaining Contractual Life (Years)
$0.07-$0.08	Liability	131,397,900	$0.08	4.2	112,837,900	$0.08	4.1
$0.23	Equity	605,730	0.23	3.9	605,730	0.23	3.9
$0.33	Liability	28,804,693	0.33	0.3	28,804,693	0.33	0.3
$0.69	Equity	545,454	0.69	0.8	545,454	0.69	0.8
		161,353,777	$0.12	3.5	142,793,777	$0.13	3.3

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

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

Common stock and warrant issuance to Buyer (Note 12), convertible note and warrant issuances (Note 10), in 2012 and 2011 triggered the antidilution clauses in certain liability warrants and, as a result, we were required to lower the exercise price and increase the number of shares underlying certain liability warrants.  In addition, certain amendments required us to lower the exercise price and increase the numbers of shares underlying certain warrants.

NOTE 12. SETTLEMENT WITH HERBAL SCIENCE

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

During 2011, we paid $0.4 million of our obligation to HS.  In the second quarter of 2011, HS sold their receivable due from us to a third party (Buyer).  In settlement of our remaining $0.5 million obligation to Buyer we issued to Buyer 2,576,775 shares of common stock and a warrant to purchase 605,730 shares, at $0.23 per share, expiring in November 2016, in a noncash transaction.  The fair value of the common stock and warrant issued to Buyer exceeded our obligation to the Buyer by $0.2 million.  This excess was recorded as a transaction cost in other expense in the second quarter of 2011.  The stock had a fair value, based on the closing price of our stock, of $0.6 million.  The warrant had a fair value of $0.1 million, determined using Black-Scholes valuation methodology.

As a result of the settlement of our obligation to HS in 2011, we became the sole member of Rice Rx, LLC (RRX) and Rice Science, LLC (RS), each Delaware limited liability companies formed with HS in December 2007.  Our ownership interest in RRX, increased from 50% to 100% and our ownership interest in RS increased from 80% to 100%.  In addition, we were assigned all interests in the patentable pharmaceuticals, SRB isolates and related intellectual property derived from the preliminary research and development activities of RRX and RS.

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

We had a controlling interest in RS prior to the transaction, therefore no gain or loss was recorded with the purchase of the additional RS ownership interests.  We recorded the indicated loss, representing the cash paid for the RS ownership interests and the noncontrolling interest derecognized with the transaction, of $0.3 million in equity in 2011.  RS had no loss from operations in 2012 or 2011.

We increased our interest in RRX from a noncontrolling interest to a controlling interest.  Consequently, in the second quarter of 2011, we recorded a loss on the transaction, equal to the cash paid for the RRX ownership interests and the net RRX liabilities assumed, of $0.1 million.  The $0.1 million loss on acquisition of the additional interest in RRX is included in other income (expense).  RXX had no loss from operations in 2012 or 2011 .

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 13. INCOME TAXES

Deferred tax assets (liabilities) are comprised of the following (in thousands):

	As of December 31,
	2012	2011
United States
Net operating loss carryforwards	$41,374	$42,008
Gain on sale of membership interests in Nutra SA	374	374
Stock options and warrants	1,144	3,000
Intangible assets	960	577
Property	5,651	4,372
Capitalized expenses	715	1,217
Convertible debt	(399)	-
Other	86	283
Deferred tax assets	49,905	51,831
Less: Valuation allowance	(49,905)	(51,831)
Net deferred tax asset	-	-
Brazil
Intangible assets	(490)	(904)
Property	(2,165)	(2,927)
Net operating loss carryforwards	960	14
Other	255	209
Net deferred tax liability	(1,440)	(3,608)
	$(1,440)	$(3,608)

Deferred tax asset - current	$234	$159
Deferred tax liability - long-term	(1,674)	(3,767)
	$(1,440)	$(3,608)

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes.  We have determined it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly we have provided a valuation allowance for deferred tax assets.  Our valuation allowance is on U.S. deferred tax assets.  The change in valuation allowance of $1.9 million in 2012 is due to (i) $1.7 million in net operating loss and other deferred changes from 2012 operations, offset by (ii) the $1.5 million impact of expiring net operating losses and (iii) the $2.1 million impact of adjustments to capitalized expenses and stock option compensation.  The change in valuation allowance of $1.3 million in 2011 is primarily due to (i) $3.4 million in net operating loss and other deferred changes from 2011 operations, offset by (ii) the $0.4 million impact for state rate changes and (iii) a $1.7 million adjustment of net operating loss carryforwards to the returns filed.

As of December 31, 2012, net operating loss carryforwards for U.S. federal tax purposes totaled $110.7 million and expire at various dates from 2018 through 2032.  Net operating loss carryforwards for state tax purposes totaled $70.3 million as of December 31, 2012, and expire at various dates from 2013 through 2032.  As of December 31, 2012, net operating loss carryforwards for Brazil tax purposes totaled $2.8 million and do not expire.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended and similar state regulations.  The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

We are subject to taxation in the U.S. and various states.  We record liabilities for income tax contingencies based on our best estimate of the underlying exposures.  We are open for audit by the IRS for years after 2008 and, generally, by U.S. state tax jurisdictions after 2007.  We are open for audit by the Brazilian tax authorities for years after 2008.

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

Loss before income taxes is comprised of the following (in thousands):

	2012	2011

Foreign	$(5,051)	$(2,277)
Domestic	(8,020)	(8,943)
Loss before income taxes	$(13,071)	$(11,220)

Foreign earnings are assumed to be permanently reinvested.  U.S. federal income taxes have not been provided on undistributed earnings of our foreign subsidiary.

The income tax benefit of $1.9 million in 2012 and $0.3 million in 2011 is all foreign deferred tax benefit.  We have no U.S. tax provision or benefit in 2012 or 2011.

Reconciliations between the amount computed by applying the U.S. federal statutory tax rate (34%) to loss before income taxes, and income tax benefit follows (in thousands):

	2012	2011

Income tax benefit at federal statutory rate	$(4,444)	$(3,815)
Increase (decrease) resulting from:
State tax benefit, net of federal tax effect	(251)	(347)
Change in valuation allowance	(1,926)	1,313
Adjustment to U.S. net operating losses	-	1,694
Adjustment to capitalized costs deferred balances	443	-
Adjustment to stock option compensation deferred balances	1,602	-
Reduction in deferred balances for forfeited, expired or cancelled options	602	-
Expiration of U.S. net operating losses	1,460	115
Nontaxable fair value adjustment	(1,843)	(113)
Nondeductible convertible debt issuance expenses	2,285	-
Impact of state rate changes	-	437
Nondeductible expenses	10	18
Foreign taxes	6	(6)
Adjustments to Brazil deferred balances	(222)	429
Adjustments to U.S. deferred balances	343	(70)
Income tax benefit	$(1,935)	$(345)

We have not identified any uncertain tax positions requiring a reserve as of December 31, 2012 or 2011.

NOTE 14. RECOVERIES FROM FORMER CUSTOMERS

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

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

Leases

We lease certain properties under various operating lease arrangements that expire over the next twenty one years.  These leases generally provide us with the option to renew the lease at the end of the lease term.  Future minimum payments under these commitments as of December 31, 2012, are as follows: $0.4 million for 2013; $0.3 million for 2014; $0.3 million in 2015; $0.3 million in 2016, $0.1 million in 2017 and $1.2 million thereafter.  We incurred lease expense of $0.4 million in 2012 and $0.5 million in 2011.

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

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Parent Company has not been served with any formal notices in regard to this matter so far.  To date, only Irgovel has received formal legal notice.  In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration.  As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of December 31, 2012 and 2011, the balance in the escrow account was $1.9 million and is included in restricted cash in our balance sheets.  There is an escrow liability related to the lawsuit in accrued expenses on our balance sheets as of December 31, 2012 and 2011 totaling $1.4 million and $1.9 million.  When the escrow account was funded, we established an accrued liability equal to the amount of the escrow for contingencies and the net balance due to the Sellers under the terms of the Purchase Agreement.  As of December 31, 2012, $0.6 million of pre-acquisition contingencies have either been paid or specifically identified and accrued, leaving a balance of $1.4 million to settle any remaining contingencies.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

NOTE 16. EMPLOYEE BONUS PLAN

In 2010, our board of directors approved a cash incentive bonus plan.  As of December 31, 2012, the plan provided for payment of $0.5 million to employees, employed at the time of payment, if all of the following conditions are met: (i) court approval of our Plan of Reorganization and successfully exiting the Chapter 11 bankruptcy process, (ii) being cash flow positive, defined by our board as earnings before interest, taxes, depreciation, amortization and certain non-cash charges, and (iii) cash availability as determined by our board at its sole discretion.  Because the consolidated operating cash flow condition and cash availability condition were not met as of December 31, 2012 and 2011, our board of directors has not approved payments and no accruals have been recorded.

NOTE 17. RELATED PARTY TRANSACTIONS

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

In connection with the issuance of convertible debt in 2012 we issued the transactional warrants listed below under the terms of our financial advisor agreement with HC.

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

(1)
All of the transactional warrants contain full ratchet antidilution provisions and require the holders to provide us with at least 61 days notice prior to conversion or exercise to the extent the holder would have a beneficial ownership interest in our common stock in excess of 4.99% of our outstanding common stock immediately after conversion or exercise.

(2)
As a result of the July 31, 2012, issuances of convertible debt and related warrants, the exercise prices on these transactional warrants were reduced under the full ratchet antidilution provisions included in the transactional warrants, to $0.07 per share and the number of underlying shares increased to equal the number of original underlying shares times the initial exercise price divided by $0.07 per share.

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

Other transactions with Mr. Halpern, HC and Halpern Entities are summarized below (in thousands):

	2012	2011
Success fees earned by HC under financial advisor agreement payable in cash	$164	$26
Proceeds received from Mr. Halpern and Halpern Entities upon issuance of convertible debt and related warrants	213	1,739
Interest earned by Halpern Entities on convertible debt	302	225
Payments to HC relevant to HC's class 6 general unsecured creditor claim	256	754

As of December 31, 2012 and 2011, there was less than $0.1 million in accounts payable or accrued expenses due to Mr. Halpern, HC or the Halpern Entities.

In January 2012, we agreed to extend the expiration dates on certain liability warrants held by Mr. Halpern and others, for the purchase of 5,166,520 shares of common stock at an exercise price of $0.10 per share from July 2014 to January 2017.  The resulting $0.1 million change in the fair value of the warrants was expensed in other income (expense).

As a result of the amendment discussed in Note 10, the terms of Mr. Halpern’s January 2012 subordinated convertible note were modified such that the maturity date was extended from January to July 2015, the exercise price on the related warrant was reduced from $0.12 per share to $0.08 per share and the number of underlying shares on those warrants was increased from 25,000,000 to 35,714,286.  Had the warrant not been amended, the exercise price would have reduced to $0.07 per share under the antidilution provisions in the warrant.

Transactions with Other Directors

In April 2012, Henk Hoogenkamp became a member of our board of directors.  In 2011, Mr. Hoogenkamp performed consulting services for us under an independent contractor agreement.  Under the agreement, as amended, we agreed to pay Mr. Hoogenkamp a total of $0.1 million as compensation for services in 2011.  In addition, we issued to Mr. Hoogenkamp 150,000 shares of our common stock which fully vested on December 31, 2011.  In June 2011, we entered into an amendment to the independent contractor agreement, which reduced the scope of the consulting services and reduced his compensation during the last six months of 2011.  Mr. Hoogenkamp agreed to be paid less than $0.1 million for his consulting services in 2011 and we agreed to extend the exercise period for certain stock options issued to Mr. Hoogenkamp for the purchase of up to 440,000 shares of our common stock to June 30, 2015.  The change in fair value of the warrants was less than $0.1 million.  Effective January 1, 2012, under a new one-year independent contractor consulting agreement, we issued Mr. Hoogenkamp 1,000,000 shares of our common stock, which were to vest in twelve equal monthly installments during 2012.  In April 2012, in connection with Mr. Hoogenkamp’s appointment to the Board of Directors, we terminated the independent contractor agreement and agreed to immediately vest all of the 1,000,000 shares of common stock previously granted.  During 2012 and 2011, we paid and expensed less than $0.1 million for cash fees owed under the independent contractor agreements.  We expensed $0.1 million in both 2012 and 2011 for common stock issued under the independent contractor agreements.

W. John Short (CEO and director), Zanesville Partners Fund, LLC, which is beneficially owned by James C. Lintzenich (former director), and the Edward L. McMillan Revocable Trust, which is beneficially owned by Edward L. McMillan (former director), collectively invested $0.1 million in the January 2012 subordinated convertible notes and related warrants issuance.  During 2012, we paid and expensed less than $0.1 million for interest on these three subordinated convertible notes.

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 18. SEGMENT INFORMATION

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

	2012
	Corporate	USA	Brazil	Consolidated

Revenues	$-	$12,633	$25,090	$37,723
Cost of goods sold	-	8,946	22,705	31,651
Gross profit	-	3,687	2,385	6,072
Intersegment fees	347	-	(347)	-
Depreciation and amortization (in selling, general and administrative)	(197)	(1,006)	(859)	(2,062)
Impairment of property	-	(1,069)	-	(1,069)
Other operating expenses	(4,768)	(2,364)	(4,496)	(11,628)
Loss from operations	$(4,618)	$(752)	$(3,317)	$(8,687)

Net loss attributable to RiceBran Technologies shareholders	$(7,046)	$(770)	$(1,693)	$(9,509)
Interest expense	(743)	(17)	(1,166)	(1,926)
Depreciation (in cost of goods sold)	-	(899)	(1,651)	(2,550)
Purchases of property	1	150	6,331	6,482
Property, net, end of period	36	8,731	19,690	28,457
Goodwill, end of period	-	-	4,773	4,773
Intangible assets, net, end of period	-	1,133	1,442	2,575
Total assets, end of period	3,201	11,609	32,196	47,006

	2011
	Corporate	USA	Brazil	Consolidated

Revenues	$-	$10,700	$26,257	$36,957
Cost of goods sold	-	7,566	21,820	29,386
Gross profit	-	3,134	4,437	7,571
Intersegment fees	(439)	-	439	-
Depreciation and amortization (in selling, general and administrative)	(119)	(1,306)	(1,226)	(2,651)
Impairment of intangibles and property	(240)	(1,352)	-	(1,592)
Recoveries from former customers	-	1,800	-	1,800
Other operating expenses	(5,556)	(3,728)	(5,428)	(14,712)
Loss from operations	$(6,354)	$(1,452)	$(1,778)	$(9,584)

Net loss attributable to RiceBran Technologies shareholders	$(6,875)	$(1,631)	$(1,593)	$(10,099)
Interest expense	(619)	(180)	(964)	(1,763)
Depreciation (in cost of goods sold)	-	(993)	(1,336)	(2,329)
Purchases of property	-	98	6,769	6,867
Property, net, end of period	263	11,899	15,833	27,995
Goodwill, end of period	-	-	5,240	5,240
Intangible assets, net, end of period	-	1,612	2,316	3,928
Total assets, end of period	4,672	14,219	33,341	52,232

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

All changes in goodwill between December 31, 2012 and December 31, 2011, relate to foreign currency translation.

The following table presents revenues data by geographic area (in thousands):

	2012	2011

United States	$16,177	$9,178
Brazil	18,266	19,141
Other international	3,280	8,638
Total revenues	$37,723	$36,957

NOTE 19. FAIR VALUE MEASUREMENT

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of December 31, 2012, the fair value of our USA segment debt is approximately $2.5 million higher than the carrying value of that debt, based on current market rates for similar debt with similar maturities.  The fair value of our Brazil segment debt approximates the carrying value of that debt based on the current market rates for similar debt with similar maturities.

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Certain assets and liabilities are presented in the financial statements at fair value.  Assets and liabilities measured at fair value on a recurring basis include derivative warrant and conversion liabilities.  Assets and liabilities measured at fair value on a non-recurring basis may include property.

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

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

		Level 1	Level 2	Level 3	Total
December 31, 2012
Derivative warrant liabilities	(1)	$-	$-	$(4,520)	$(4,520)
Derivative conversion liabilities	(2)	-	-	(2,199)	(2,199)
Total liabilities at fair value		$-	$-	$(6,719)	$(6,719)

December 31, 2011
Derivative warrant liabilities	(1)	$-	$-	$(1,296)	$(1,296)
Total liabilities at fair value		$-	$-	$(1,296)	$(1,296)

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

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

	December 31, 2012	December 31, 2011
Risk-free interest rate	0.1% - 0.7%	0.1% - 0.8%
	(0.6% weighted average)	(0.2% weighted average)
Expected volatility	93%	84%

(2)
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

December 31, 2012
Risk-free interest rate	0.2-0.3%
(0.3% weighted average)
Expected volatility	93%

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3		Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
2012		(1)
Derivative warrant liability	$(1,296)	$3,048	$(6,983)	$711	(2)	$(4,520)	$3,320
Derivative conversion liability	-	2,372	(4,466)	(105)	(3)	(2,199)	2,372
Total Level 3 fair value	$(1,296)	$5,420	$(11,449)	$606		$(6,719)	$5,692

2011
Derivative warrant liability	$(1,628)	$332	$-	$-		$(1,296)	$332
Total Level 3 fair value	$(1,628)	$332	$-	$-		$(1,296)	$332

(1)	Included in change in fair value of derivative warrant and conversion liabilities in our consolidated statements of operations.
(2)	Represents transfers to equity as a result of a holder exercising a warrant.
(3)	Represents an adjustment to loss on extinguishment as a result of issuing the replacement senior convertible debenture.

The following tables summarize the fair values by input hierarchy of items measured at fair value in our balance sheets on a nonrecurring basis (in thousands):

						2012
		As of December 31, 2012				Impairment
		Level 1	Level 2	Level 3	Total	Losses
						(1)
Property, net	(1)	$-	$-	$1,058	$1,058	$1,069
Property, net		$-	$-	$1,058	$1,058	$1,069

(1)
During 2012, machinery and equipment not currently in use was evaluated for impairment and as a result was written down to estimated fair value.  Fair value is an estimate of net realizable value comprised of an estimate of proceeds from sale, based on an internal evaluation of market conditions, less estimated costs to sell.  The estimate of net realizable value is subject to change.

Index

RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 20. SUBSEQUENT EVENTS

In 2011, we entered into a joint research and development agreement with a partner with the goal of developing technology to extract and concentrate protein from rice bran.  In March 2013, the agreement was mutually terminated.  We each received (i) the right to separately develop, modify and improve the jointly developed technology and (ii) nonexclusive, nonroyalty-bearing license rights to separately exploit the technology.  We agreed to pay the partner a total of $1.3 million, which is payable in four equal quarterly installments beginning June 2013, or, alternatively, $1.2 million as a lump sum in June 2013.

In March 2013, W. John Short (CEO and director) and Baruch Halpern (director) loaned us collectively $0.1 million.

In March 2013, our board of directors agreed to defer receipt of their cash board fees for an indeterminate period of time.

Index

PART II
(continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (Exchange Act) was performed as of December 31, 2012, under the supervision and with the participation of our current management, including our current Chief Executive Officer and Chief Financial Officer.  Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012

Changes in Internal Control Over Financial Reporting

In the fourth quarter of 2012, we determined the material weaknesses identified in management’s report on internal control over financial reporting included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 30, 2012, were remediated.

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

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)
reasonable assurance regarding prevention, or timely detection, of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect provide on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of current management, including our current Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.”

Our management concluded that as of December 31, 2012, we maintained effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

ITEM 9B. OTHER INFORMATION

None.

Index

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III is incorporated by reference to our definitive proxy statement, to be filed within 120 days of our fiscal year end, or will be included in an amendment to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Part III is incorporated by reference to our definitive proxy statement, to be filed within 120 days of our fiscal year end, or will be included in an amendment to this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Part III is incorporated by reference to our definitive proxy statement, to be filed within 120 days of our fiscal year end, or will be included in an amendment to this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III is incorporated by reference to our definitive proxy statement, to be filed within 120 days of our fiscal year end, or will be included in an amendment to this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Part III is incorporated by reference to our definitive proxy statement, to be filed within 120 days of our fiscal year end, or will be included in an amendment to this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See Exhibit Index attached hereto.
The Financial Statements are included under Item 8.

Index

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.01
Quotas Purchase and Sale Agreement, dated January 31, 2008, with Quota Holders of Irgovel - Industria Riograndens De Oleos Begetais Ltda (incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on August 11, 2008 and on Registrant’s Annual Report on Form 10-K, filed on March 17, 2008)

2.02	First Amended Plan of Reorganization (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on November 2, 2010)
2.03
Second Amendment to Exhibit 1 to First Amended Plan of Reorganization (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on November 2, 2010)

3.01.1
Restated and Amended Articles of Incorporation as filed with the Secretary of State of California on December 13, 2001 (incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-KSB, filed on April 16, 2002)

3.01.2
Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on August 4, 2003 (incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-2, filed on November 18, 2005)

3.01.3
Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on October 31, 2003 (incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-QSB, filed on November 19, 2003)

3.01.4
Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on September 29, 2005 (incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-2, filed on November 18, 2005)

3.01.5
Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on August 20, 2007 (incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2007)

3.01.6
Amendment to Articles of Incorporation as filed with the Secretary of State of California on June 30, 2011 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 5, 2011)

3.02
Certificate of Designation of the Rights, Preferences, and Privileges of the Series A Preferred Stock as filed with the Secretary of State of California on December 13, 2001 (incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-2, filed on June 4, 2002)

3.03
Certificate of Determination, Preferences and Rights of Series B Convertible Preferred Stock as filed with the Secretary of State of California on October 4, 2005 (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on October 4, 2005)

3.04
Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock as filed with the Secretary of State of California on May 10, 2006 (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on May 15, 2006)

3.05
Certificate of Determination, Preferences and Rights of the Series D Convertible Preferred Stock, as filed with the Secretary of State of California on October 17, 2008 (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on October 20, 2008)

3.06
Certificate of Determination, Preferences and Rights of the Series E Convertible Preferred Stock, as filed with the Secretary of State of California on May 7, 2009 (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on May 8, 2009)

3.07.1	Bylaws (incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form SB-2, filed on June 12, 2006)
3.07.2	Amendment of Bylaws effective June 19, 2007 (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on June 25, 2007)
3.07.3	Amendment of Bylaws effective December 4, 2009 (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on December 10, 2009)
3.1	Certificate of Ownership dated October 3, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on October 10, 2012)
4.01
Form of warrant issued to subscribers in connection with February 2007 private placement (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on February 20, 2007)

4.02
Form of common stock purchase warrant issued to subscribers in connection April 2008 financing (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on April 28, 2008)

4.03
Form of common stock warrant issued to holders of outstanding warrants in connection May 2009 exchange transaction (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on May 8, 2009)

Index

4.04	*	Warrant Agreement with Steven Saunders dated February 27, 2006 (incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-QSB, filed on May 15, 2006)
4.05		Common Stock Warrant issued to Hillair Capital Investments L.P. (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
4.06
Form of warrant to purchase shares issued to holders of secured convertible promissory notes (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)

4.07		Common Stock Warrant issued to Hillair Capital Investments L.P. (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)
10.01
Securities Purchase Agreement, dated February 15, 2007, with the investors named therein (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on February 20, 2007)

10.02
Registration Rights Agreement, dated February 15, 2007, with the investors named therein (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on February 20, 2007)

10.03
Form of Securities Purchase Agreement, dated as of April 24, 2008, with each investor signatory thereto (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on April 28, 2008)

10.04
Form of Securities Purchase Agreement, dated as of October 16, 2008, with each investor signatory thereto  (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on October 20, 2008)

10.05
Form of Exchange Agreement, dated May 7, 2009, with the holders of outstanding Series D Convertible Preferred Stock (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on May 8, 2009)

10.06
Purchase Agreement between Ceautamed Worldwide, LLC, dated July 29, 2009 (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on August 4, 2009)

10.07	*	Employment Agreement with W. John Short (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on July 10, 2009)
10.08	*	First Amendment of Employment Agreement with W. John Short (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on July 10, 2009)
10.09	*	Second Amendment of Employment Agreement with W. John Short (incorporated herein by reference to previously filed Form 10-Q, filed on May 11, 2011)
10.10	*
Third Amendment to Employment Agreement with W. John Short dated July 2, 2010 (incorporated herein by reference to exhibit 10.1 previously filed on Registrant’s Current Report on Form 8-K, filed on July 8, 2010)

10.11	*
Fourth Amendment to Employment Agreement with W. John Short dated July 15, 2011 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 20, 2011)

10.12	*	Employment Agreement with Leo Gingras (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on August 3, 2009)
10.13	*
First Amendment to Employment Agreement with Leo Gingras dated July 2, 2010 (incorporated herein by reference to exhibit 10.2 previously filed on Registrant’s Current Report on Form 8-K, filed on July 8, 2010)

10.14	*
Second Amendment to Employment Agreement with Leo Gingras dated July 15, 2011 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 20, 2011)

10.15	*	Employment Agreement with Jerry Dale Belt dated June 8, 2010 (incorporated herein by reference to exhibit 10.1 previously filed on Registrant’s Current Report on Form 8-K, filed on June 8, 2010)
10.16	*
First Amendment to Employment Agreement with Jerry Dale Belt dated July 15, 2011 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 20, 2011)

10.17	*
Second Amendment to Employment Agreement with Jerry Dale Belt dated February 14, 2012 (incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on March 30, 2012)

10.18	*	Employment Agreement with Colin Garner dated September 1, 2010 (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on January 5, 2011)
10.19	*
First Amendment to Employment Agreement with Colin Garner dated July 15, 2011 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 20, 2011)

10.20	*	2005 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on Form SB-2, filed on November 18, 2005)
10.21	*
Form of Non-Employee Director Stock Option Agreement under the 2005 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on March 17, 2008)

10.22	*	Form of Stock Option Agreement for 2005 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on May 12, 2008)
10.23	*
Form of Restricted Stock Grant Agreement for 2005 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on August 11, 2008)

10.24	*	Stock Option Agreement dated February 8, 2007 with Leo Gingras (incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on March 17, 2008)
10.25	*
Form of Stock Option Agreement for Stock Options Granted to Leo Gingras and Kody Newland on January 8, 2008 (incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on May 12, 2008)

Index

10.26	*
Form of Non-statutory Stock Option Agreement with the non-employee members of the board of directors dated May 23, 2006 (incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-QSB, filed on August 14, 2006)

10.27	*
Form of Non-statutory Stock Option Agreement with the non-employee members of the board of directors dated May 1, 2007 (incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2007)

10.28
Asset Purchase Agreement with Kerry Inc. dated February 11, 2010 (incorporated herein by reference to exhibit 10.77 previously filed on Registrant’s Annual Report on Form 10-K, filed on February 24, 2011)

10.29		Stipulation and Agreement of Settlement dated May 17, 2010 (incorporated herein by reference to exhibit 10.1 previously filed on Registrant’s Current Report on Form 8-K, filed on May 18, 2010)
10.30	+
Nutra SA, LLC Membership Interest Purchase Agreement dated December 29, 2010 (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K/A, filed on August 10, 2011)

10.31		Form of Investor Rights Agreement (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on January 5, 2011)
10.32
Form of Amended and Restated Limited Liability Company Agreement for Nutra SA, LLC (incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on February 24, 2011)

10.33	*	2010 Equity Incentive Plan (incorporated herein by reference to previously filed Form 10-Q, filed on May 11, 2011)
10.34	*
Form of Non-Employee Director Stock Option Agreement under the 2010 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on March 30, 2012)

10.35	*	Form of Stock Option Agreement for the 2010 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on March 30, 2012)
10.36	*
Form of Restricted Stock Grant Agreement for the 2010 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on March 30, 2012)

10.37	*	Form of Indemnification Agreement for officers and directors (incorporated by reference to previously filed Form 10-Q, filed on May 11, 2011)
10.38
Loan agreement between Industria Riograndens De Oleos Vegetais Ltd. and Banco do Brasil S.A. in the amount of R$2,784,838, respectively, with a Brazilian bank dated December 15, 2011, English translation from the original Portuguese (incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on March 30, 2012)

10.39
Loan agreement between Industria Riograndens De Oleos Vegetais Ltd. and Banco do Brasil S.A. in the amount of R$6,676,012 dated December 15, 2011, English translation from the original Portuguese (incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on March 30, 2012)

10.40		Securities Purchase Agreement dated January 17, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.41		Security Agreement dated January 17, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.42		Subsidiary Guarantee dated January 17, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.43
Form of Original Issue Discount Senior Secured Convertible Debenture Due July 1, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)

10.44		Note and Warrant Purchase Agreement dated January 17, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.45		Form of Secured Convertible Promissory Note (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.46		Security Agreement dated January 17, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.47		Form of Subordination Agreement (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.48		Securities Purchase Agreement dated July 31, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)
10.49		Security Agreement dated July 31, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)
10.50		Subsidiary Guarantee dated July 31, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)
10.51
$1,009,200 Original Issue Discount Senior Secured Convertible Debenture Due January 1, 2014 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)

10.52
$290,000 Original Issue Discount Senior Secured Convertible Debenture Due January 1, 2014 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)

Index

10.53
Securities Exchange Agreement dated July 31, 2012 with Hillair Capital Investments L.P. (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)

10.54		Amendment to Loan Documents dated July 31, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)
10.55		Subordination Agreement dated July 31, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)
10.56
Contribution and Subscription Agreement dated December 24, 2012 regarding Nutra SA, LLC (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on December 31, 2012)

10.57
Second Amended and Restated Limited Liability Agreement for Nutra SA, LLC dated December 24, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on December 31, 2012)

21.01		List of subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See signature page).
31.1		Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	@	XBRL Instance Document
101.SCH	@	XBRL Taxonomy Extension Schema Document
101.CAL	@	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	@	XBRL Taxonomy Extension Calculation Definition Linkbase Document
101.LAB	@	XBRL Taxonomy Extension Calculation Label Linkbase Document
101.PRE	@	XBRL Taxonomy Extension Calculation Presentation Linkbase Document

+	Confidential treatment requested as to certain portions.
*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
@
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.