Form 10-Q
period 2013-03-31
RiceBran Technologies
filed 2013-05-14
CIK 1063537

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 30, 2013, shares of the registrant’s common stock outstanding totaled 209,725,756.

RiceBran Technologies
Index
Form 10-Q

Cautionary Note about Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue, liquidity or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  The forward-looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward-looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this Current Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012.  We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this quarterly report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Index

RiceBran Technologies
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2013 and 2012
(Unaudited) (in thousands, except per share amounts)

	2013	2012

Revenues	$8,709	$9,746
Cost of goods sold	7,743	8,005
Gross profit	966	1,741

Operating expenses:
Selling, general and administrative	2,906	3,645
Professional fees	507	471
Impairment of property	300	-
Total operating expenses	3,713	4,116

Loss from operations	(2,747)	(2,375)

Other income (expense):
Interest income	10	47
Interest expense	(629)	(418)
Foreign currency exchange, net	250	(206)
Change in fair value of derivative warrant and conversion liabilities	(3,538)	(2,362)
Loss on extinguishment	(32)	(2,986)
Financing expense	-	(1,524)
Other income	3	4
Other expense	(125)	(94)
Total other income (expense)	(4,061)	(7,539)

Loss before income taxes	(6,808)	(9,914)
Income tax benefit	510	542
Net loss	(6,298)	(9,372)
Net loss attributable to noncontrolling interest in Nutra SA	485	543
Net loss attributable to RiceBran Technologies shareholders	$(5,813)	$(8,829)

Loss per share attributable to RiceBran Technologies shareholders
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)

Weighted average number of shares outstanding
Basic	208,692	202,686
Diluted	208,692	202,686

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

RiceBran Technologies
Condensed Consolidated Statements of Comprehensive Loss
Three Months Ended March 31, 2013 and 2012
(Unaudited) (in thousands)

	2013	2012

Net loss	$(6,298)	$(9,372)

Other comprehensive income - foreign currency translation, net of tax	148	347

Comprehensive loss, net of tax	(6,150)	(9,025)

Comprehensive loss attributable to noncontrolling interest, net of tax	413	373

Total comprehensive loss attributable to RiceBran Technologies shareholders	$(5,737)	$(8,652)

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

RiceBran Technologies
Condensed Consolidated Balance Sheets
March 31, 2013 and December 31, 2012
(Unaudited) (in thousands, except share amounts)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$214	$1,040
Restricted cash	2,413	1,919
Accounts receivable, net of allowance for doubtful accounts of $516 and $518 (variable interest entity restricted $2,609 and $2,505)	3,980	3,487
Inventories	2,237	1,994
Deferred tax asset	305	234
Income and operating taxes recoverable	1,031	1,167
Deposits and other current assets	1,033	975
Total current assets	11,213	10,816
Property, net (variable interest entity restricted $5,827 and $5,757)	28,190	28,457
Goodwill	4,830	4,773
Intangible assets, net	3,524	2,575
Other long-term assets	387	385
Total assets	$48,144	$47,006

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Accounts payable	$4,238	$3,021
Payable for technology license	1,200	-
Accrued expenses	4,909	4,509
Current maturities of long-term debt (variable interest entity nonrecourse $7,679 and $7,013)	8,589	8,003
Total current liabilities	18,936	15,533
Long-term liabilities:
Long-term debt, less current portion (variable interest entity nonrecourse $7,988 and $7,454 )	13,387	11,581
Deferred tax liability	1,258	1,674
Derivative warrant liabilities	6,758	4,520
Total liabilities	40,339	33,308

Commitments and contingencies

Temporary Equity: Redeemable noncontrolling interest in Nutra SA	8,849	9,262

Equity:
Equity attributable to RiceBran Technologies shareholders:
Preferred stock, 20,000,000 shares authorized and none issued	-	-
Common stock, no par value, 500,000,000 shares authorized, 209,434,847 and 207,616,097 shares issued and outstanding	210,653	210,396
Accumulated deficit	(210,233)	(204,420)
Accumulated other comprehensive loss	(1,464)	(1,540)
Total equity attributable to RiceBran Technologies shareholders	(1,044)	4,436
Total liabilities, temporary equity and equity	$48,144	$47,006

See Notes to Unaudited Condensed Consolidated Financial Statements

Index

RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2013 and 2012
(Unaudited) (in thousands)

	2013	2012
Cash flow from operating activities:
Net loss	$(6,298)	$(9,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	968	1,439
Provision for doubtful accounts receivable	17	305
Stock and share-based compensation	117	346
Change in fair value of derivative warrant and conversion liabilities	3,538	2,362
Financing expense	-	1,524
Impairment of property	300	-
Loss on extinguishment	32	2,986
Deferred tax benefit	(510)	(541)
Other	(40)	38
Changes in operating assets and liabilities:
Accounts receivable	(232)	(439)
Inventories	(189)	431
Accounts payable and accrued expenses	1,250	(349)
Pre-petition liabilities	-	(1,615)
Other	143	(60)
Net cash used in operating activities	(904)	(2,945)

Cash flows from investing activities:
Purchases of property	(716)	(1,543)
Proceeds from sale of property	327	213
Receipts on notes receivable	-	300
Restricted cash	(500)	200
Other	-	(9)
Net cash used in investing activities	(889)	(839)

Cash flows from financing activities:
Payments of debt	(2,974)	(2,995)
Proceeds from issuance of debt	3,929	1,385
Proceeds from issuance of convertible debt and related warrants	-	2,362
Net cash provided by financing activities	955	752

Effect of exchange rate changes on cash and cash equivalents	12	171
Net change in cash and cash equivalents	(826)	(2,861)
Cash and cash equivalents, beginning of period	1,040	3,329
Cash and cash equivalents, end of period	$214	$468

Supplemental disclosures:
Cash paid for interest	$275	$373
Cash paid for income taxes	-	-

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

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2012. The report of our independent registered public accounting firm that accompanies the audited consolidated financial statements for the years ended December 31, 2012 and 2011, included in that Annual Report on Form 10-K, contains a going concern explanatory paragraph in which our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. We have experienced significant losses and negative cash flows and have an accumulated deficit of $210.3 million as of March 31, 2013.  Further, although we are focusing on raising additional funds to operate our business, there can be no assurances that these efforts will prove successful.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are applicable to us and adoption of which could potentially have a material impact on our consolidated financial statements.

NOTE 2. BUSINESS

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

We have three reportable business segments: (i) Corporate; (ii) USA, which manufactures and distributes SRB in various granulations along with other products derived from rice bran via proprietary and patented enzyme treatment processes; and (iii) Brazil, which extracts crude RBO and DRB from rice bran, which are then further processed into a number of valuable human food and animal nutrition products.  The Corporate segment includes selling, general and administrative expenses including public company expenses, litigation, and other expenses not directly attributable to other segments.  No Corporate allocations are made to the other segments.  General corporate interest is not allocated.

The USA segment consists of two locations in California and two locations in Louisiana all of which can produce SRB. One of the two Louisiana SRB facilities, located in Lake Charles, has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB) and RiBalance (a complete rice bran nutritional package derived from further processing SRB).  The manufacturing facilities included in our USA segment have proprietary and patented processing equipment and technology for the stabilization and further processing of rice bran into finished products.  Approximately 50% of USA segment revenue is from sales of human food products and 50% is from sales of animal nutrition products.

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 3. LIQUIDITY AND MANAGEMENT’S PLAN

We continue to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern.  We currently have insufficient funds to support our operations and service our debt in the near term and have inadequate financing arrangements in place at this time.  Although we believe that we will be able to obtain the funds necessary to operate our business, there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

We may also monetize certain assets which could result in additional impairment of asset values.  Asset monetization may include some or all of the following:

•	sale of certain facilities;
•	sale of a noncontrolling interest in one or more subsidiaries; or
•	sale of surplus equipment.

NOTE 4. LOSS PER SHARE (EPS)

Basic EPS is computed by dividing net income (loss) attributable to RiceBran Technologies shareholders by the weighted average number of common shares outstanding during all periods presented.  Shares underlying options, warrants and convertible debt are excluded from the basic EPS calculation but are considered in calculating diluted EPS.

Diluted EPS is computed by dividing the net income (loss) attributable to RiceBran Technologies shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the impact of assumed exercises and conversions is dilutive.  The dilutive effect of outstanding options and warrants is calculated using the treasury stock method.  The dilutive effect of outstanding convertible debt is calculated using the if-converted method.

Below are reconciliations of the numerators and denominators in the EPS computations for the three months ended March 31, 2013 and 2012.

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

	2013	2012
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to RiceBran Technologies shareholders	$(5,813)	$(8,829)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	208,691,791	202,686,445
Effect of dilutive securities outstanding	-	-
Diluted EPS - weighted average number of shares outstanding	208,691,791	202,686,445

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average exercise price of $0.15 and $0.26)	34,651,990	38,849,299
Warrants (average exercise price of $0.12 and $0.50 )	161,353,772	106,712,071
Convertible debt (average conversion price of $0.07 and $0.11)	93,517,536	39,759,633

The impact of potentially dilutive securities outstanding at March 31, 2013 and 2012, was not included in the calculation of diluted EPS in 2013 and 2012 because to do so would be antidilutive.  Those securities listed in the table above which were antidilutive in 2013 and 2012, which remain outstanding, could potentially dilute EPS in the future.

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

	March 31	December 31,
	2013	2012
Cash and cash equivalents	$175	$562
Restricted cash	494	-
Other current assets (restricted $2,609 and $2,505)	5,822	5,675
Property, net (restricted $5,827 and $5,757)	20,413	19,690
Goodwill and intangibles, net	6,120	6,215
Other noncurrent assets	66	54
Total assets	$33,090	$32,196

Current liabilities	$6,142	$5,141
Current portion of long-term debt (nonrecourse $7,679 and $7,013)	7,679	7,013
Long-term debt, less current portion (nonrecourse $7,988 and $7,454)	7,988	7,454
Other noncurrent liabilities	1,257	1,871
Total liabilities	$23,066	$21,479

Nutra SA’s debt is secured by its accounts receivable and property.  Our parent company and our non-Brazilian subsidiaries do not guarantee any of Nutra SA’s debt.

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of changes in redeemable noncontrolling interest for the three months ended March 31, 2013 and 2012 follows (in thousands).

	2013	2012
Redeemable noncontrolling interest in Nutra SA, January 1	$9,262	$9,918
Investors' interest in net loss of Nutra SA	(485)	(543)
Investors' interest in other comprehensive income of Nutra SA	72	170
Redeemable noncontrolling interest in Nutra SA, March 31	$8,849	$9,545

In December 2010, we entered into a membership interest purchase agreement (MIPA) with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (Investors).  The Investors’ interest was 49.0% in the three months ended March 31, 2013 and 2012.  The Investors’ share of Nutra SA’s net income (loss) increases (decreases) redeemable noncontrolling interest.

The Investors have the right to purchase from Nutra SA up to an additional 750,000 units for another $1.5 million.  If immediately prior to such purchase Nutra SA and Irgovel have sufficient cash to complete certain projects, then the units will have no voting rights.  In April 2013, we invested $0.1 million in Nutra SA.

Redeemable noncontrolling interest in Nutra SA is recorded in temporary equity, above the equity section and after liabilities on our consolidated balance sheets, because the Investors have the right to force a sale of Nutra SA assets in the future (see Drag Along Rights described below).  We have assessed the likelihood of the Investors exercising these rights as less than probable at March 31, 2013, in part because it is more likely the Investors will exercise other rights prior to January 2014.  We will continue to evaluate the probability of the Investors exercising their Drag Along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors will exercise these rights.

We are restricted from competing with Nutra SA and Irgovel in Brazil as further described in the MIPA.

In connection with the December 2012 capital contributions, we amended the limited liability company agreement for Nutra SA (LLC agreement).  Pursuant to this amendment, among other things, any units held by the Investors after January 1, 2014, accrue a yield at 4% if a certain milestone condition is satisfied, and at 8% if the milestone condition is not satisfied (the Yield).  The milestone condition relates to Nutra SA having performed all of the following: obtaining additional bank financing, completion of the capital expansion project within certain spending limitations, and operation of the plant post expansion at targeted processing levels.  Commencing with the first quarter of 2014, Nutra SA must make distributions to the Investors quarterly in the amount equal to the previously accrued and unpaid Yield plus any additional distributions owed to the Investors.  Until March 31, 2014, or if at any time Nutra SA is past due on its obligations to pay the Investors the Yield, all amounts due to us for management fees or for shared employees as provided under the LLC Agreement shall be tolled and remain unpaid until all past due amounts, if any, owed to the Investors have been paid in full.

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

As of March 31, 2013, there have been no events of default.  Events of default, as defined in the MIPA, are:
•
A Nutra SA business plan deviation, defined as the occurrence, in either 2013 or 2014, of a 20% unfavorable variation in two out of three of the following: (i) revenue, (ii) earnings before interest, taxes, depreciation and amortization (EBITDA) or (iii) debt,

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

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2013, there have been no qualifying events.  The LLC agreement, defines a qualifying event as any event prior to September 16, 2014, which results, or will result in, (i) a person or group of persons exercising the right to appoint members to our board of directors holding one third or more of the votes of all board members, (ii) the sale, exchange, pledge or use as guarantee of one half or more of our ownership interest in Nutra SA to a third party or (iii) the bankruptcy of RiceBran Technologies or Nutra SA.

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

•
Global Holding Company (GHC) Roll-Up – If we form an entity, GHC, to hold our Brazil segment assets, the Investors may exchange units in Nutra SA for equity interests in GHC.  The investors may exercise this right after the second anniversary of the formation of GHC or, if an event of default has occurred, after the GHC formation date.  The appraised fair value of the Investors’ interest in Nutra SA would be used to determine the amount of ownership interest the Investors would receive in GHC.

•
RiceBran Technologies Roll-Up – The Investors may exchange units in Nutra SA for our common stock..  This right is available upon the earlier of January 2014 or upon an event of default.  We may elect to postpone our obligation to complete the roll-up to January 2015 if the roll-up would result in over 25% of our common stock being owned by the Investors.  The appraised fair value of the Investors’ interest in Nutra SA and the market price of our stock would be used to determine the amount of ownership interest the Investors would receive.

•
Drag Along Rights – The Investors have the right to force the sale of all Nutra SA assets after the earlier of January 2014 or the date of an event of default or qualifying event.  The right terminates upon the occurrence of certain events (a $50 million Nutra SA initial public offering or a change of control, as defined).  We may elect to exercise a right of first refusal to purchase the Investors’ interest instead of proceeding to a sale.

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

NOTE 6. INVENTORIES

Inventories are composed of the following (in thousands):

	March 31,	December 31,
	2013	2012
Finished goods	$1,402	$1,146
Work in process	417	330
Raw materials	168	255
Packaging supplies	250	263
Total inventories	$2,237	$1,994

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7. PROPERTY

Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Land	$406	$403
Furniture and fixtures	358	358
Plant	14,516	14,362
Computer and software	1,433	1,407
Leasehold improvements	195	189
Machinery and equipment	14,436	15,053
Construction in progress	10,090	9,118
Property	41,434	40,890
Less accumulated depreciation	13,244	12,433
Property, net	$28,190	$28,457

Included in accounts payable at March 31, 2013, is $1.0 million related to amounts payable for capital expansion project additions.

In April 2013, we sold two proprietary rice bran stabilization extruders for use in China for $0.5 million.  We expect the related gain on sale to total approximately $0.3 million.

NOTE 8. INTANGIBLE ASSETS

In 2011, we entered into an agreement with a partner with the goal of developing technology to extract and concentrate protein from rice bran.  In March 2013, the agreement was mutually terminated under terms whereby we each received (i) the right to separately develop, modify and improve the jointly developed technology owned by the partner and (ii) we received a nonexclusive, royalty free, perpetual license to that technology (License).  We paid the partner $1.2 million as a lump sum in April 2013.  Our obligation to pay the $1.2 million is reflected as payable for technology license as of March 31, 2013.  Our $1.2 million investment in the license is reflected as intangible assets in the USA segment at March 31, 2013.  As discussed in the following footnote, in April 2013 we sold a 50% interest in our subsidiary holding the License.

NOTE 9. EQUITY METHOD INVESTMENT

As of March 31, 2013, RBT PRO, LLC (RBT PRO) was a wholly owned subsidiary whose only asset was the License acquired in March 2013, discussed in the preceding footnote.  In April 2013, we entered into a series of agreements with various affiliates of Wilmar International Limited (collectively Wilmar).  In connection therewith, we sold a 50% membership interest in RBT PRO to Wilmar for $1.2 million.  RBT PRO granted an exclusive, royalty free, perpetual sublicenses of the License to Wilmar for use throughout China and to the Parent Company for use worldwide, excluding China.

We also entered into a cross license agreement with Wilmar.  We agreed to license to Wilmar all of our intellectual property with respect to processing of rice bran and its derivatives for use in China.  Wilmar agreed to license to us (i) its intellectual property with respect to processing of rice bran, and its derivatives, based on the intellectual property licensed to Wilmar under the License for use worldwide, excluding China and (iii) its other intellectual property with respect to processing of rice bran, and its derivatives, for use worldwide, excluding certain countries in Asia.

Under the agreements, we obtained the right to purchase 45% of the capital stock of any entity Wilmar establishes to develop new products relating to rice bran or its derivative, as defined in the agreement, using the intellectual property licensed to Wilmar.  If we decline the right to purchase 45% of the capital stock of any such new entity, we have the option to purchase 25% of the entity within two years of the entity’s formation.  The exercise price for the option will equal 25% of the capital investment made in the entity, plus interest, as defined in the agreement.

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10. DEBT

The following table summarizes current and long-term portions of debt (in thousands).

	March 31,	December 31,
	2013	2012
USA segment:
Subordinated convertible notes, net	$5,297	$4,041
Senior convertible debentures, net	911	1,048
Factoring agreement	101	28
	6,309	5,117
Brazil segment:
Capital expansion loans	5,601	5,555
Equipment financing	227	201
Working capital lines of credit	3,912	2,227
Advances on export letters of credit	3,486	3,953
Special tax programs	2,441	2,531
	15,667	14,467
Total debt	21,976	19,584
Current portion	8,589	8,003
Long-term portion	$13,387	$11,581

USA Segment

As of March 31, 2013, our convertible debt consists of the following components (in thousands):

		Subordinated Convertible Notes
	Senior Convertible Debentures	Halpern Entities	Other Investors	Total
Principal outstanding	$(994)	$(2,600)	$(2,775)	$(6,369)
Discount	313	548	2,775	3,636
Derivative conversion liabilities	(230)	(1,570)	(1,675)	(3,475)
Debt	$(911)	$(3,622)	$(1,675)	(6,208)

Debt - current portion	$(808)	$-	$-	$(808)
Debt - long-term portion	(103)	(3,622)	(1,675)	(5,400)

In the first quarter of 2013, the holder of the senior convertible debentures converted $0.1 million of the outstanding principal into 1,400,000 share of our common stock, at a conversion price of $0.07.  We recognized a loss of less than $0.1 million on the transaction, representing the difference between the $0.1 million market value of the shares of common stock issued and the $0.1 million carrying amount of the debt (including the related derivative conversion liability).

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

In April and May 2013, we issued subordinated convertible notes and related warrants, which are described in the chart below.

Issuance	Date of Debt and/or Warrant	Principal Amount of Notes and Debenture (in thousands)	Creditor's Debt Conversion Right	Stated Annual Interest Rate on Debt	Maturity Date of Debt	Number of Shares Under Warrant	Exercise Price of Warrant	Expiration Date of Warrant

Subordinated Convertible Notes and Warrants	April and May 2013	$238	Convertible immediately at $0.07 per share	10%	July 2015	3,394,324	Exercisable immediately at $0.08 per share	July 2017

The convertible debt and warrants listed in the table above contain full ratchet antidilution provisions and require the holders to provide us with 61 day notice prior to conversion or exercise if the holder would have a beneficial ownership interest in excess of 4.99% immediately after conversion or exercise.  The $0.1 million of proceeds from issuance of the convertible notes and related warrants was used for general corporate purposes.

In April 2013, we also issued a promissory note in the principal amount of $0.1million to Mr. Halpern.  The note bears interest at 10% and is due December 31, 2013, or earlier in the event we close a financing of $2.5 million or more.

Brazil Segment

All Brazil segment debt is denominated in the Brazilian Real (R$), except advances on export letters of credit which are denominated in U.S. Dollars.

In the first quarter of 2013, Irgovel received R$2.0 million ($1.0 million) under a working capital line of credit agreement.  The lending bank is holding R$1.0 million ($0.5 million as of March 31, 2013) of the amount borrowed in a bank account, which is classified as restricted cash on our balance sheet, until such time as Irgovel has sufficient accounts receivable.

NOTE 11. PRE-PETITION LIABILITIES

On November 10, 2009, our parent company (formerly known as NutraCea) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona in the proceeding entitled In re:  NutraCea, Case No. 2:09-bk-28817-CGC.  None of our subsidiaries, including our Brazilian rice bran oil operation, were included in the bankruptcy filing.  Creditors voted overwhelmingly in favor of an amended plan of reorganization which called for the payment in full of all allowed claims, and the plan became effective on November 30, 2010.  In January 2012, we made our final $1.6 million distribution to the general unsecured creditors.

NOTE 12. EMPLOYEE BONUS PLAN

In 2010, our board of directors approved a cash incentive bonus plan.  As of May 14, 2013, the plan provides for payment of $0.5 million to employees, employed at the time of payment, if all of the following conditions are met: (i) court approval of our plan of reorganization and successfully exiting the Chapter 11 bankruptcy process, (ii) being cash flow positive, defined by our board as earnings before interest, taxes, depreciation, amortization and certain non-cash charges, and (iii) cash availability as determined by our board at its sole discretion.  Because the consolidated operating cash flow condition and cash availability condition were not met as of March 31, 2013, and December 31, 2012, our board of directors has not approved payments and no accruals have been recorded.

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

Litigation

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

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Parent Company has not been served with any formal notices in regard to this matter so far.  To date, only Irgovel has received formal legal notice.  In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration.  As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of March 31, 2013 and December 31, 2012, the balance in the escrow account was $1.9 million and is included in restricted cash in our balance sheets.  There is an escrow liability related to the lawsuit in accrued expenses on our balance sheets as of March 31, 2013 and December 31, 2012, totaling $1.3 million and $1.4 million.  When the escrow account was funded, we established an accrued liability equal to the amount of the escrow for contingencies and the net balance due to the Sellers under the terms of the Purchase Agreement.  As of March 31, 2013, $0.7 million of pre-acquisition contingencies have either been paid or specifically identified and accrued, leaving a balance of $1.4 million to settle any remaining contingencies.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

NOTE 14. EQUITY, SHARE-BASED COMPENSATION AND LIABILITY WARRANTS

A summary of equity activity for the three months ended March 31, 2013 (in thousands, except share data) follows.

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Deficit	Loss	Equity
Balance, December 31, 2012	207,616,097	$210,396	$(204,420)	$(1,540)	$4,436
Share-based compensation, options	-	76	-	-	76
Conversion of senior subordinated debenture	1,400,000	140	-	-	140
Common stock issued for services	418,750	41	-	-	41
Foreign currency translation	-	-	-	76	76
Net loss	-	-	(5,813)	-	(5,813)
Balance, March 31, 2013	209,434,847	$210,653	$(210,233)	$(1,464)	$(1,044)

A summary of stock option and warrant activity for the three months ended March 31, 2013, follows.

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

	Options			Equity and Liability Warrants
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2012	33,850,895	$0.16	6.3	161,353,777	$0.12	3.5
Granted	1,250,000	0.08		-	-
Impact of anti-dilution clauses	-	-		-	-
Exercised	-	-		-	-
Forfeited, expired or cancelled	(1,369,206)	0.18		-	-
Outstanding, March 31, 2013	33,731,689	$0.15	6.1	161,353,777	$0.12	3.3
Exercisable, March 31, 2013	28,210,407	$0.16	5.7	161,353,777	$0.12	3.3

Options

In April 2013, our board increased the number of shares of common stock that each non-employee director automatically receives annually each January 1 under our 2010 Equity Incentive Plan from 250,000 to 1,000,000 shares.  In connection with the increase in the automatic director grant, in April 2013, our board granted each of our five non-employee directors a stock option to purchase up to 750,000 shares of common stock.  Each option has an exercise price of $0.08 per share, vests in nine equal monthly installments ending December 31, 2013, and expires on April 18, 2023.  In January 2013, we had issued each of those five non-employee directors an option for the purchase of up to 250,000 shares of common stock, under the non-employee director automatic grant provision  Each option has an exercise price of $0.08 per share, vests in twelve equal monthly installments ending December 31, 2013, and expires on January 2, 2023.

In April 2013, the Board granted each of the directors serving on the Strategic Committee (Messrs. Goldman, Koppes and Schweitzer) a stock option to purchase up to 250,000 shares of common stock.  Each option has an exercise price of $0.08 per share, vests in twelve equal monthly installments ending March 31, 2014 and expires on April 18, 2018.

Warrants

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

The April 2013 issuances of the convertible debt and related warrants triggered the antidilution clauses in certain warrants and, as a result, we lowered the exercise price and increased the number of underlying shares on those liability warrants in April 2013.  The affected warrants subsequently expired in April 2013.  Included in the table above are the 28,804,693 shares underlying these expired warrants as of March 31, 2013.

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15. SEGMENT INFORMATION

The tables below present segment information for the periods identified and provide reconciliations of segment information to total consolidated information (in thousands).

Three Months Ended March 31, 2013	Corporate	USA	Brazil	Consolidated
Revenues	$-	$2,909	$5,800	$8,709
Cost of goods sold	-	2,205	5,538	7,743
Gross profit	-	704	262	966
Depreciation and amortization (in selling, general and administrative)	(6)	(121)	(204)	(331)
Intersegment fees	56	-	(56)	-
Other operating expense	(1,416)	(677)	(1,289)	(3,382)
Loss from operations	$(1,366)	$(94)	$(1,287)	$(2,747)

Net loss attributable to RiceBran Technologies	$(5,213)	$(94)	$(506)	$(5,813)
Interest expense	276	-	353	629
Depreciation (in cost of goods sold)	-	225	412	637
Purchases of property	4	12	700	716

Three Months Ended March 31, 2012	Corporate	USA	Brazil	Consolidated
Revenues	$-	$3,411	$6,335	$9,746
Cost of goods sold	-	2,399	5,606	8,005
Gross profit	-	1,012	729	1,741
Depreciation and amortization (in selling, general and administrative)	(28)	(331)	(425)	(784)
Intersegment fees	56	-	(56)	-
Other operating expense	(1,276)	(669)	(1,387)	(3,332)
Loss from operations	$(1,248)	$12	$(1,139)	$(2,375)

Net loss attributable to RiceBran Technologies	$(8,268)	$4	$(565)	$(8,829)
Interest expense	155	8	255	418
Depreciation (in cost of goods sold)	-	257	398	655
Purchases of property	-	2	1,541	1,543

 The tables below present segment information for selected balance sheet accounts (in thousands).

	Corporate	USA	Brazil	Consolidated
As of March 31, 2013
Inventories	$-	$968	$1,269	$2,237
Property, net	61	7,716	20,413	28,190
Goodwill	-	-	4,830	4,830
Intangible assets, net	-	2,234	1,290	3,524
Total assets	2,763	12,291	33,090	48,144

As of December 31, 2012
Inventories	-	764	1,230	1,994
Property, net	36	8,731	19,690	28,457
Goodwill	-	-	4,773	4,773
Intangible assets, net	-	1,133	1,442	2,575
Total assets	3,201	11,609	32,196	47,006

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

All changes in goodwill between December 31, 2012 and March 31, 2013, relate to foreign currency translation.  Corporate segment total assets include cash, restricted cash, property and other assets.

The following table presents revenue by geographic area for the three months ended March 31, 2013 and 2012 (in thousands).

	2013	2012
United States	$3,595	$3,029
Brazil	4,271	4,941
Other international	843	1,776
Total revenues	$8,709	$9,746

NOTE 16. FAIR VALUE MEASUREMENT

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of March 31, 2013, the fair value of our USA segment debt is approximately $2.6 million higher than the carrying value of that debt, based on current market rates for similar debt with similar maturities.  The fair value of our Brazil segment debt approximates the carrying value of that debt based on the current market rates for similar debt with similar maturities.

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

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

		Level 1	Level 2	Level 3	Total
March 31, 2013
Derivative warrant liabilities	(1)	$-	$-	$(6,758)	$(6,758)
Derivative conversion liabilities	(2)	-	-	(3,475)	(3,475)
Total liabilities at fair value		$-	$-	$(10,233)	$(10,233)

December 31, 2012
Derivative warrant liabilities	(1)	$-	$-	$(4,520)	$(4,520)
Derivative conversion liabilities	(2)	-	-	(2,199)	(2,199)
Total liabilities at fair value		$-	$-	$(6,719)	$(6,719)

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

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2013	December 31, 2012
Risk-free interest rate	0.0% - .07%	0.1% - 0.7%
	(0.6% weighted average)	(0.6% weighted average)
Expected volatility	91%	93%

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

	March 31, 2013	December 31, 2012
Risk-free interest rate	0.1-0.3%	0.2-0.3%
	(0.3% weighted average)	(0.3% weighted average)
Expected volatility	91%	93%

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)		(2)
Three Months Ended March 31, 2013
Derivative warrant liability	$(4,520)	$(2,238)	$-	$-	$(6,758)	$(2,238)
Derivative conversion liability	(2,199)	(1,300)	-	24	(3,475)	(1,317)
Total Level 3 fair value	$(6,719)	$(3,538)	$-	$24	$(10,233)	$(3,555)

Three Months Ended March 31, 2012
Derivative warrant liability	$(1,296)	$(1,962)	$(4,929)	$711	$(7,476)	$(1,567)
Derivative conversion liability	-	(400)	(3,655)	-	(4,055)	(400)
Total Level 3 fair value	$(1,296)	$(2,362)	$(8,584)	$711	$(11,531)	$(1,967)

(1)           Included in change in fair value of derivative warrant and conversion liabilities in our consolidated statements of operations.
(2)           Represents transfers to equity as a result of the exercise of a warrant in 2012 and conversion of debt in 2013.

As of December 31, 2012, there were no items measured at fair value in our consolidated balance sheets on a non-recurring basis. The following tables summarize the fair values by input hierarchy of items measured at fair value in our balance sheets on a nonrecurring basis (in thousands) as of March 31, 2013:

						2013
		As of March 31, 2013				Impairment
		Level 1	Level 2	Level 3	Total	Losses
						(1)
Property, net	(1)	$-	$-	$394	$394	$300
Property, net		$-	$-	$394	$394	$300

(1)
During the first quarter of 2012, machinery and equipment not currently in use was evaluated for impairment and as a result was written down to estimated fair value.  Fair value is an estimate of net realizable value comprised of an estimate of proceeds from sale, based on an internal evaluation of market conditions, less estimated costs to sell.  The estimate of net realizable value is subject to change.

Index

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 17. RELATED PARTY TRANSACTIONS

Transactions with Director Baruch Halpern

In January 2012, Baruch Halpern became a member of our board of directors.  Mr. Halpern is the principal in Halpern Capital, Inc. (HC).  Under a February 2011 financial advisor agreement we were obligated to pay HC success fees ranging from 2.5% to 5.0% of the consideration received from certain equity, convertible securities or debt transactions.  We were also required to issue warrants to purchase shares of common stock that equaled from 2.5% to 5.0% of the consideration received in those transactions, divided by either the market price of the common stock or the conversion price of the securities issued in the transaction.  This agreement terminated April 1, 2012, however we remained obligated to pay HC success fees and issue HC warrants on any transaction with an investor introduced by HC though March 31, 2013.

During the three months ended March 31, 2012, in connection with the January 2012 issuances of the subordinated convertible notes and senior convertible note, and related warrants, HC received $0.1 million in cash fees under the financial advisor agreement.  Mr. Halpern also received warrants exercisable for 712,500 shares of our common stock at $0.10 per share and warrants exercisable for 150,000 shares of our common stock at $0.15 per share, which were owed to HC under the financial advisor agreement.  During the three months ended March 31, 2013, HC received no success fees or transaction warrants.

In January 2012, we agreed to extend the expiration dates on certain liability warrants, held by Mr. Halpern and his family, for the purchase of 5,166,520 shares of common stock at an exercise price of $0.10 per share from July 2014 to January 2017.  The resulting $0.1 million change in the fair value of the warrants increased other income (expense).

Mr. Halpern held as of March 31, 2013 and December 31, 2012, $2.6 million of subordinated convertible notes.  During the three months ended March 31, 2013, we accrued $0.1 million of interest on the convertible notes beneficially owned by Mr. Halpern and made no principal payments.  During the three months ended March 31, 2012, we received $0.1 million of cash in connection with issuances of convertible debt and related warrants to entities beneficially owned by Mr. Halpern.

In April 2013, we issued a promissory note in the principal amount of $0.1 million to Mr. Halpern.  The note bears interest at 10% and is due December 31, 2013, or earlier in the event we close a transaction of $2.5 million or more.

During the three months ended March 31, 2012, we paid HC $0.4 million relevant to HC’s class 6 general unsecured creditor claim as part of our payment obligations under the Amended Plan of Reorganization.  The claim represented payment for services rendered prior to the November 2009 bankruptcy petition filing.

Other Transactions with Directors  and Officer

In April 2012, Henk Hoogenkamp became a member of our board of directors.  In 2011, Mr. Hoogenkamp performed consulting services for us under an independent contractor agreement which terminated in April 2012.   During the three months ended March 31, 2012, we paid and expensed less than $0.1 million for fees owed under the independent contractor agreements.

W. John Short (CEO and director), Zanesville Partners Fund, LLC, which is beneficially owned by James C. Lintzenich (former director), and the Edward L. McMillan Revocable Trust, which is beneficially owned by Edward L. McMillan (former director), collectively invested $0.1 million in the January 2012 subordinated convertible notes and related warrants.  Mr. Short also invested $25 thousand  in the April 2013 subordinated convertible notes and related warrants.  During the three months ended March 31, 2013 and 2012, we paid less than $0.1 million of interest on the convertible notes beneficially owned by these current and former directors and made no principal payments.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in the results of operations and financial condition of RiceBran Technologies and subsidiaries for the periods presented.  This discussion and analysis should be read in conjunction with the consolidated financial statements, the related notes thereto, and management’s discussion and analysis of results of operations and financial condition included in our Annual Report on Form 10-K, for the year ended December 31, 2012.

We continue to experience losses and negative cash flows from operations on a consolidated basis which raises substantial doubt about our ability to continue as a going concern.  We currently have insufficient funds to support our operations and service our debt in the near term and have inadequate financing arrangements in place at this time.  Although we believe that we will be able to obtain the funds necessary to continue as a going concern there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

We have three reportable business segments: (i) Corporate; (ii) USA, which manufactures and distributes SRB in various granulations along with other products derived from rice bran via proprietary and patented enzyme treatment processes; and (iii) Brazil, which extracts crude RBO and DRB from rice bran, which are then further processed into a number of valuable human food and animal nutrition products.  The Corporate segment includes selling, general and administrative expenses including public company expenses, litigation, and other expenses not directly attributable to other segments.  No Corporate allocations are made to the other segments.  General corporate interest is not allocated.  For further information on segment results see the Segment Information note to the consolidated financial statements included herein.

The USA segment consists of two locations in California and two locations in Louisiana all of which can produce SRB. One of the two Louisiana SRB facilities, located in Lake Charles, has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB) and RiBalance (a complete rice bran nutritional package derived from further processing SRB).  The manufacturing facilities included in our USA segment have proprietary and patented processing equipment and technology for the stabilization and further processing of rice bran into finished products.  Approximately 50% of USA segment revenue is from sales of human food products and 50% is from sales of animal nutrition products.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Consolidated net loss attributable to RiceBran Technologies shareholders for the three months ended March 31, 2013, was $5.8 million, or $0.03 per share, compared to $8.8 million, or $0.04 per share, for the three months ended March 31, 2012.  A $0.4 million deterioration between periods in loss from operations was more than offset by a $3.5 million improvement in other income (expense).  The improvement between periods in other income (expense) was primarily the result of the $1.2 million increase in expense from the change in the fair value of derivative warrant and conversion liabilities offset by (i) a $0.5 million improvement in foreign currency exchange and (ii) the impact of the $4.5 million financing expense and loss on extinguishment recognized in 2012 in connection with the January 2012 issuance of the subordinated convertible notes, senior convertible debenture and related warrants.

Index

Revenue and Gross Profit

Revenues (in thousands):

	Three Months Ended March 31,
	2013	% of Total Revenues	2012	% of Total Revenues	Change	% Change
USA segment	$2,909	33.4	$3,411	35.0	$(502)	(14.7)
Brazil segment	5,800	66.6	6,335	65.0	(535)	(8.4)
Total revenues	$8,709	100.0	$9,746	100.0	$(1,037)	(10.6)

Consolidated revenues for the three months ended March 31, 2013, were $8.7 million compared to $9.7 million in the prior year period, a decrease of $1.0 million, or 10.6%.

USA segment revenues decreased $0.5 million, or 14.7%, in the first quarter of 2013 compared to the first quarter of 2012.  Animal feed product revenues decreased $0.7 million on lower volume and human nutrition product revenues increased $0.2 million on higher volume.  The decline in animal feed revenue was attributable to the loss of one customer and the impact of another customer accelerating orders into the first quarter of 2012 prior to a price increase.

Brazil segment revenues decreased $0.5 million, or 8.4%, in the first quarter of 2013 over the first quarter of 2012.  Revenues decreased $0.8 million as a result of the 11.5% decline in the average exchange rate between these periods.  Offsetting this $0.8 million decline was a $0.2 million net increase in animal feed revenue.  As part of a capital expansion project, we improved our animal feed production capabilities and launched new products which were unavailable for sale in 2012.

Gross profit (in thousands):

	Three Months Ended March 31,
	2013	Gross Profit %	2012	Gross Profit %	Change	Change in Gross Profit %
USA segment	$704	24.2	$1,012	29.7	$(308)	(5.5)
Brazil segment	262	4.5	729	11.5	(467)	(7.0)
Total gross profit	$966	11.1	$1,741	17.9	$(775)	(6.8)

Consolidated gross profit in 2013 decreased $0.8 million, or 6.8 percentage points, to $1.0 million for the three months ended March 31, 2013, compared to $1.7 million in the prior year period.

The USA segment gross profit declined $0.3 million, to $0.7 million in the first quarter of 2013, from $1.0 million in the first quarter of 2012.  The USA segment gross profit was negatively impacted $0.3 million by higher raw bran prices in 2013 compared to 2012, resulting in a 5.5 percentage point decline in gross profit.

The Brazil segment gross profit declined $0.5 million, or 5.5 percentage points, from 11.5% to 4.5%.  Raw bran costs were approximately 29% higher as of March 31, 2013, compared to March 31, 2012.  Only a portion of these higher costs could be offset with higher selling prices.  The plant inefficiencies associated with the on-going capital expansion project also resulted in higher production costs in the 2013 period.  There were not similar disruptions in the 2012 period.

Index

Operating Expenses (in thousands):

	Three Months Ended March 31, 2013
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,173	$498	$1,235	$2,906
Professional fees	249	-	258	507
Intersegment fees	(56)	-	56	-
Impairment of property	-	300	-	300
Total operating expenses	$1,366	$798	$1,549	$3,713

	Three Months Ended March 31, 2012
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,133	$1,000	$1,512	$3,645
Professional fees	171	-	300	471
Intersegment fees	(56)	-	56	-
Total operating expenses	$1,248	$1,000	$1,868	$4,116

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$(40)	$502	$277	$739
Professional fees	(78)	-	42	(36)
Intersegment fees	-	-	-	-
Impairment of property	-	(300)	-	(300)
Total operating expenses	$(118)	$202	$319	$403

Consolidated operating expenses were $3.7 million for the first quarter of 2013, compared to $4.1 million for the first quarter of 2012, an improvement of $0.4 million.

Corporate segment selling, general and administrative expenses (SG&A) were relatively unchanged from the prior year.

USA segment SG&A expenses decreased $0.5 million due to $0.1 million lower payroll and related costs and $0.2 million lower depreciation expense.  Payroll and related costs declined as a result of reductions in workforce.  Depreciation expense was lower as a result of impairment charges taken in 2012 after the first quarter of 2012 ended.

Brazil segment SG&A decreased $0.3 million.  Brazil segment SG&A improved $0.2 million due to the decline in the average foreign exchange rate between periods, $0.3 million due to a reduction in provision for doubtful accounts between periods and $0.2 million as a result a reduction in depreciation expense.  Offsetting these improvements was an increase of $0.4 million in payroll and related expenses as a result of government mandated annual cost of living adjustments that were effective beginning June 2012, and severance costs incurred in the 2013 period.

Index

Other Income (Expense) (in thousands):

	Three Months Ended March 31, 2013
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$10	$10
Interest expense	(276)	-	(353)	(629)
Foreign currency exchange, net	-	-	250	250
Change in fair value of derivative warrant and conversion liabilities	(3,538)	-	-	(3,538)
Loss on extinguishment	(32)	-	-	(32)
Financing expense	-	-	-	-
Other	-	-	(122)	(122)
Other income (expense)	$(3,846)	$-	$(215)	$(4,061)

	Three Months Ended March 31, 2012
	Corporate	USA	Brazil	Consolidated
Interest income	$6	$-	$41	$47
Interest expense	(155)	(8)	(255)	(418)
Foreign currency exchange, net	-	-	(206)	(206)
Change in fair value of derivative warrant and conversion liabilities	(2,362)	-	-	(2,362)
Loss on extinguishment	(2,986)	-	-	(2,986)
Financing expense	(1,524)	-	-	(1,524)
Other	-	-	(90)	(90)
Other income (expense)	$(7,021)	$(8)	$(510)	$(7,539)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$(6)	$-	$(31)	$(37)
Interest expense	(121)	8	(98)	(211)
Foreign currency exchange, net	-	-	456	456
Change in fair value of derivative warrant and conversion liabilities	(1,176)	-	-	(1,176)
Loss on extinguishment	2,954	-	-	2,954
Financing expense	1,524	-	-	1,524
Other	-	-	(32)	(32)
Other income (expense)	$3,175	$8	$295	$3,478

Consolidated other expense was $4.1 million for the first quarter of 2013, compared to other expense of $7.5 million for the first quarter of 2012.  The decrease in other expense of $3.5 million was primarily the result of the $1.2 million increase in expense from the change in the fair value of derivative warrant and conversion liabilities offset by (i) a $0.5 million improvement in foreign currency exchange and (ii) the impact of the $4.5 million financing expense and loss on extinguishment recognized in 2012 in connection with the January 2012 issuance of the subordinated convertible notes, senior convertible debenture and related warrants.

Our liability warrants and conversion liabilities are valued using the lattice model each reporting period and the resulting change in fair value is recorded in the statements of operations.  The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants and make certain other assumptions.  The increase in the price of our common stock from December 31, 2012 to March 31, 2013, was the primary reason the derivative warrant and conversion liabilities fair value increased the first quarter of 2013, resulting in the recognition of other expense.  Additionally, we have more liability warrants and conversion liabilities which are being recorded at fair value as of March 31, 2013, because additional subordinated convertibles notes and related warrants were issued subsequent to March 31, 2012.

Liquidity and Capital Resources

We continue to experience losses and negative cash flows from operations on a consolidated basis which raises substantial doubt about our ability to continue as a going concern.  We currently have insufficient funds to support our operations and service our debt in the near term and have inadequate financing arrangements in place at this time.  Although we believe that we will be able to obtain the funds necessary to continue as a going concern there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Index

With respect to liquidity and capital resources, we manage the Brazil segment, consisting currently of our plant in Brazil, separately from our U.S. based Corporate and USA segments.  Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA, LLC.  Cash used in operating activities for the three months ended March 31, 2013 and 2012, is presented below by segment (in thousands).

	Three Months Ended March 31, 2013
	Corporate and USA	Brazil	Consolidated
Net loss	$(5,306)	$(992)	$(6,298)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	351	617	968
Change in fair value of derivative warrant and conversion liabilities	3,538	-	3,538
Impairment of property	300		300
Loss on extinguishment	32	-	32
Other adjustments, net	327	(743)	(416)
Changes in operating assets and liabilities	(18)	$990	972
Net cash used in operating activities	$(776)	$(128)	$(904)

	Three Months Ended March 31, 2012
	Corporate and USA	Brazil	Consolidated
Net loss	$(8,264)	$(1,108)	$(9,372)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	616	823	1,439
Change in fair value of derivative warrant and conversion liabilities	2,362	-	2,362
Financing expense	1,524	-	1,524
Loss on extinguishment	2,986	-	2,986
Other adjustments, net	384	(236)	148
Changes in operating asset and liabilities:
Pre-petition liabilities	(1,615)	-	(1,615)
Other changes, net	(437)	20	(417)
Net cash used in operating activities	$(2,444)	$(501)	$(2,945)

Corporate and USA

On a combined basis, the Corporate and USA segments used $0.8 million of cash in operating activities in the first three months of 2013 compared to $2.4 million in the first three months of 2012.

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

We may also monetize certain assets which could result in additional impairment of asset values.  Asset monetization may include some or all of the following:

•	sale of certain facilities;
•	sale of a noncontrolling interest in one or more subsidiaries; or
•	sale of surplus equipment.

Index

Corporate and SRB segment cash flows from operations continue to improve.  We made final distributions to unsecured creditors which reduced pre-petition liabilities by $1.6 million in the first three months of 2012.  Payments of pre-petition liabilities reduced cash flows from operations in the periods paid, but were in payment of obligations incurred prior to our November 2009 filing of the voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.  The funds for the 2012 distributions, included in cash used in operations, were derived from receipts on notes receivable, and proceeds from issuances of the subordinated convertible notes, senior convertible debentures and related warrants in January 2012.

Cash used in investing activities in the first three months of 2013 and 2012 included $0.3 and $0.2 million of proceeds from the sale of USA segment equipment.  The first quarter of 2012, also included $0.3 million from collections of USA segment notes receivable and $0.2 million of restricted cash released for the payment of pre-petition liabilities. In April 2013, we sold two proprietary rice bran stabilization extruders for use in China for $0.5 million.  These funds are being used for general corporate purposes.

In 2011, we entered into a joint research and development agreement with a partner with the goal of developing technology to extract and concentrate protein from rice bran.  In March 2013, the agreement was mutually terminated under terms whereby we each received (i) the right to separately develop, modify and improve the jointly developed technology owned by the partner and (ii) we received a nonexclusive, royalty free, perpetual license to that technology (License).  We paid the partner $1.2 million as a lump sum in April 2013.  Our obligation to pay the $1.2 million is reflected as payable for technology license as of March 31, 2013.  In April 2013 we sold a 50% interest in our subsidiary holding the License and paid this $1.2 million obligation with the proceeds of the sale.

Cash provided by financing activities in the first three months of 2012 included $2.4 million of proceeds, net of costs, which we received from the January 2012 issuance of subordinated convertible notes, the senior convertible debenture and related warrants (see the Debt note to the consolidated financial statements).  The net proceeds of $2.4 million have been used to fund the working capital needs of the Corporate and USA segments, including distributions to the unsecured creditors.

Brazil

The Brazil segment used $0.1 million in operating cash in the first three months of 2013, compared to $0.5 million of operating cash in the first three months of 2011.  The reduction in use of cash was primarily the result of increased payable.

Cash used in investing activities in the first three months of 2013 includes $0.5 million of restricted cash receipts in the Brazil segment. In the first quarter of 2013, Irgovel received R$2.0 million ($1.0 million) under a working capital line of credit agreement.  The lending bank is holding R$1.0 million ($0.5 million as of March 31, 2013) of the amount borrowed in a bank account, which is classified as restricted cash on our balance sheet, until such time as Irgovel has sufficient accounts receivable.

Irgovel is currently undergoing a capital expansion project involving installation of new equipment and improvements to existing infrastructure.  Financing for significant equipment purchases was secured in the fourth quarter of 2011.  Additional financing and/or capital will be required to complete the project.  As a result of the project, we also expect production at the Irgovel facility to shut down near the end of December 2013 for approximately 4-6 weeks while certain new equipment is brought on line.  The timing of this shut down is subject to change based on availability of funds, the timing of the delivery of equipment from suppliers, the availability of installers and other factors.  Where possible, we intend to stockpile certain inventory for sale during the period the plant is shutdown.

The investors who hold a 49% interest in Nutra SA, LLC, which owns Irgovel, have the right to purchase from Nutra SA up to an additional 750,000 units for another $1.5 million.  If immediately prior to such purchase Nutra SA and Irgovel have sufficient cash to complete certain projects, then the units will have no voting rights.  In April 2013, we invested $0.1 million in Nutra SA.  We are currently attempting to raise funds such that we can make an additional capital investment in Nutra SA, sufficient to (i) complete the projects (ii) provide the working capital Irgovel requires and (iii) maintain our 51% ownership interest in Nutra SA, LLC.

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

For further information about other critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are applicable to us and adoption of which could potentially have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.	Controls and Procedures

We evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition, liquidity or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2013, we issued the securities described below without registration under the Securities Act.

On January 2, 2013, we issued options to nonemployee directors for the purchase of up to 1,250,000 shares of common stock at exercise prices of $0.08 per share.  The options vest in twelve equal installments through December 31, 2013.

On January 31, 2013, we issued 250,000 shares of our common stock pursuant to an investor relations advisor agreement

Index

On March 31, 2013, we issued 168,750 shares of our common stock pursuant to a consulting agreement.

Unless otherwise indicated above, the securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933.  All issuances above were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA, LLC.  Pursuant to the terms of our senior convertible debentures, we may not pay any dividends while the debentures are outstanding.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit

10.58	License Agreement dated March 14, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on March 20, 2013)
10.59	Membership Interest Purchase Agreement dated April 2, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on April 5, 2013)
10.60
Sublicense Agreement with RBT PRO LLC and Wilmar (Shanghai) Biotechnology Research Development Center Co., Ltd. dated April 2, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on April 5, 2013)

10.61	Sublicense Agreement with RBT PRO LLC dated April 2, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on April 5, 2013)
10.62
Cross License Agreement with Wilmar (Shanghai) Biotechnology Research Development Center Co., Ltd. dated April 2, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on April 5, 2013)

10.63
Amended and Restated Limited Liability Company Agreement dated April 2, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on April 5, 2013)

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

Dated: May 14, 2013

/s/ W. John Short
W. John Short
Chief Executive Officer

/s/ J. Dale Belt
Jerry Dale Belt
Chief Financial Officer