Form 10-Q
period 2013-06-30
RiceBran Technologies
filed 2013-08-14
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

In0dicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act).  Yes ☐ No ☒
As of August 12, 2013, shares of the registrant’s common stock outstanding totaled 226,725,547.

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

Index

RiceBran Technologies
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2013 and 2012
(Unaudited) (in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012

Revenues	$9,388	$9,711	$18,097	$19,457
Cost of goods sold	8,110	7,948	15,853	15,953
Gross profit	1,278	1,763	2,244	3,504

Operating expenses:
Selling, general and administrative	2,355	3,058	5,261	6,703
Professional fees	223	516	730	987
Impairment of property	-	1,069	300	1,069
Total operating expenses	2,578	4,643	6,291	8,759

Loss from operations	(1,300)	(2,880)	(4,047)	(5,255)

Other income (expense):
Interest income	16	16	26	63
Interest expense	(1,024)	(387)	(1,653)	(805)
Foreign currency exchange, net	(538)	(576)	(288)	(782)
Change in fair value of derivative warrant and conversion liabilities	1,044	2,868	(2,494)	506
Loss on extinguishment	(494)	-	(526)	(2,986)
Financing expense	(564)	(20)	(564)	(1,544)
Other income	2	3	5	7
Other expense	(223)	(23)	(348)	(117)
Total other income (expense)	(1,781)	1,881	(5,842)	(5,658)

Loss before income taxes	(3,081)	(999)	(9,889)	(10,913)
Income tax benefit	571	369	1,081	911
Net loss	(2,510)	(630)	(8,808)	(10,002)
Net loss attributable to noncontrolling interest in Nutra SA	543	429	1,028	972
Net loss attributable to RiceBran Technologies shareholders	$(1,967)	$(201)	$(7,780)	$(9,030)

Loss per share attributable to RiceBran Technologies shareholders
Basic	$(0.01)	$(0.00)	$(0.04)	$(0.04)
Diluted	$(0.01)	$(0.00)	$(0.04)	$(0.04)

Weighted average number of shares outstanding
Basic	214,733	204,589	211,729	203,634
Diluted	214,733	204,589	211,729	203,634

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Comprehensive Loss
Three and Six Months Ended June 30, 2013 and 2012
(Unaudited) (in thousands)

	Three Months		Six Months
	2013	2012	2013	2012

Net loss	$(2,510)	$(630)	$(8,808)	$(10,002)

Other comprehensive loss - foreign currency translation, net of tax	(960)	(1,584)	(812)	(1,237)

Comprehensive loss, net of tax	(3,470)	(2,214)	(9,620)	(11,239)

Comprehensive loss attributable to noncontrolling interest, net of tax	1,013	1,205	1,426	1,578

Total comprehensive loss attributable to RiceBran Technologies shareholders	$(2,457)	$(1,009)	$(8,194)	$(9,661)

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Balance Sheets
June 30, 2013 and December 31, 2012
(Unaudited) (in thousands, except share amounts)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$213	$1,040
Restricted cash	1,919	1,919
Accounts receivable, net of allowance for doubtful accounts of $409 and $518 (variable interest entity restricted $2,645 and $2,505)	4,003	3,487
Inventories	1,731	1,994
Deferred tax asset	223	234
Income and operating taxes recoverable	523	1,167
Deposits and other current assets	846	975
Total current assets	9,458	10,816
Property, net (variable interest entity restricted $5,245 and $5,757)	25,909	28,457
Goodwill	4,374	4,773
Intangible assets, net	1,951	2,575
Other long-term assets	867	385
Total assets	$42,559	$47,006

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Accounts payable	$3,623	$3,021
Accrued expenses	4,744	4,509
Current maturities of debt (variable interest entity nonrecourse $7,277 and $7,013)	8,801	8,003
Total current liabilities	17,168	15,533
Long-term liabilities:
Long-term debt, less current portion (variable interest entity nonrecourse $6,935 and $7,454 )	12,334	11,581
Deferred tax liability	559	1,674
Derivative warrant liabilities	6,782	4,520
Total liabilities	36,843	33,308

Commitments and contingencies

Temporary Equity:
Redeemable noncontrolling interest in Nutra SA	7,836	9,262
Redeemable common stock (2,118,644 shares outstanding)	178	-
Total temporary equity	8,014	9,262

Equity:
Equity (deficit) attributable to RiceBran Technologies shareholders:
Preferred stock, 20,000,000 shares authorized and none issued	-	-
Common stock, no par value, 1,200,000,000 shares authorized, 220,300,654, and 207,616,097 shares issued and outstanding	211,856	210,396
Accumulated deficit	(212,200)	(204,420)
Accumulated other comprehensive loss	(1,954)	(1,540)
Total equity (deficit) attributable to RiceBran Technologies shareholders	(2,298)	4,436
Total liabilities, temporary equity and equity	$42,559	$47,006

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2013 and 2012
(Unaudited) (in thousands)

	2013	2012
Cash flow from operating activities:
Net loss	$(8,808)	$(10,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,999	2,524
Provision for doubtful accounts receivable	2	292
Stock and share-based compensation	336	692
Change in fair value of derivative warrant and conversion liabilities	2,494	(506)
Loss on extinguishment	526	2,986
Financing expense	564	1,544
Impairment of property	300	1,069
Deferred tax benefit	(1,080)	(911)
Other	(20)	166
Changes in operating assets and liabilities:
Accounts receivable	(1,063)	(766)
Inventories	243	405
Accounts payable and accrued expenses	1,173	(370)
Pre-petition liabilities	-	(1,615)
Other	469	329
Net cash used in operating activities	(2,865)	(4,163)

Cash flows from investing activities:
Purchases of property	(1,250)	(3,793)
Proceeds from sale of property	836	276
Payment for license	(1,200)	-
Receipts on notes receivable	-	600
Restricted cash	-	200
Other	-	(16)
Net cash used in investing activities	(1,614)	(2,733)

Cash flows from financing activities:
Payments of debt	(6,511)	(5,345)
Proceeds from issuance of debt, net of issuance costs	8,423	7,052
Proceeds from issuance of convertible debt and related warrants	537	2,411
Proceeds from sale of membership interest in RBT PRO	1,200	-
Net cash provided by financing activities	3,649	4,118

Effect of exchange rate changes on cash and cash equivalents	3	(18)
Net change in cash and cash equivalents	(827)	(2,796)
Cash and cash equivalents, beginning of period	1,040	3,329
Cash and cash equivalents, end of period	$213	$533

Supplemental disclosures:
Cash paid for interest	$1,278	$704
Cash paid for income taxes	-	-

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

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2012.  The report of our independent registered public accounting firm that accompanies the audited consolidated financial statements for the year ended December 31, 2012, included in that Annual Report on Form 10-K, contains a going concern explanatory paragraph in which our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.  We have experienced significant losses and negative cash flows and have an accumulated deficit in excess of $200 million as of June 30, 2013.  Further, although we are focusing on raising additional funds to operate our business, there can be no assurances that these efforts will prove successful.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The Brazil segment consists of the consolidated operations of Nutra SA, LLC, whose only operating subsidiary is Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human and animal food markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  DRB is sold in bulk as animal feed and compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market.  Approximately 46% of Brazil segment product revenue was from sales of RBO products and 54% was from sales of DRB products.

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

We may also monetize certain assets which could result in additional impairment of asset values.  Asset monetization may include some or all of the following:

•	sale of certain facilities;
•	sale of an interest in one or more subsidiaries; or
•	sale of surplus equipment.

We continue to evaluate the possibility of raising funds through the issuance of additional subordinate debt or equity.

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

Below are reconciliations of the numerators and denominators in the EPS computations for the three and six months ended June 30, 2013 and 2012.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to RiceBran Technologies shareholders	$(1,967)	$(201)	$(7,780)	$(9,030)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	214,732,733	204,588,939	211,728,950	203,633,571
Effect of dilutive securities outstanding	-	-	-	-
Diluted EPS - weighted average number of shares outstanding	214,732,733	204,588,939	211,728,950	203,633,571

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average exercise price for the three and six months ended June 30, 2013 of $0.14 and $0.15)	36,978,329	38,821,934	35,815,160	39,335,617
Warrants (average exercise price for the three and six months ended June 30, 2013 of $0.09 and $0.11)	146,254,823	120,710,994	153,804,297	113,711,533
Convertible debt (average conversion price for the three and six months ended June 30, 2013 of $0.07)	89,598,240	49,300,000	91,640,490	44,529,813

The impact of potentially dilutive securities outstanding at June 30, 2013 and 2012, was not included in the calculation of diluted EPS in 2013 and 2012 because to do so would be antidilutive.  Those securities listed in the table above which were antidilutive in 2013 and 2012, which remain outstanding, could potentially dilute EPS in the future.

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

	June 30,	December 31,
	2013	2012
Cash and cash equivalents	$132	$562
Other current assets (restricted $2,645 and $2,505)	4,836	5,675
Property, net (restricted $5,245 and $5,757)	18,155	19,690
Goodwill and intangibles, net	5,390	6,215
Other noncurrent assets	155	54
Total assets	$28,668	$32,196

Current liabilities	$5,507	$5,141
Current portion of long-term debt (nonrecourse)	7,277	7,013
Long-term debt, less current portion (nonrecourse)	6,935	7,454
Other noncurrent liabilities	559	1,871
Total liabilities	$20,278	$21,479

Nutra SA’s debt is secured by its accounts receivable and property.  Our parent company and our non-Brazilian subsidiaries do not guarantee any of Nutra SA’s debt.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of changes in redeemable noncontrolling interest for the three and six months ended June 30, 2013 and 2012, follows (in thousands).

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Redeemable noncontrolling interest in Nutra SA, beginning of period	$8,849	$9,545	$9,262	$9,918
Investors' interest in net loss of Nutra SA	(543)	(429)	(1,028)	(972)
Investors' interest in other comprehensive loss of Nutra SA	(470)	(776)	(398)	(606)
Redeemable noncontrolling interest in Nutra SA, end of period	$7,836	$8,340	$7,836	$8,340

In December 2010, we entered into a membership interest purchase agreement (MIPA) with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (Investors).  The Investors’ interest was 49.0% in all periods presented.  The Investors’ share of Nutra SA’s net income (loss) increases (decreases) redeemable noncontrolling interest.

The Investors have the right to purchase from Nutra SA up to an additional 750,000 units for another $1.5 million.  If immediately prior to such purchase Nutra SA and Irgovel have sufficient cash to complete certain projects, then the units will have no voting rights.  In the second quarter of 2013, we transferred $0.7 million in cash from the Parent Company to Nutra SA.  In exchange, title was returned to us for certain equipment contributed to Nutra SA in December 2012 with an historical cost of $0.2 million.

Redeemable noncontrolling interest in Nutra SA is recorded in temporary equity, above the equity section and after liabilities on our consolidated balance sheets, because the Investors have the right to force a sale of Nutra SA assets in the future (see Drag Along Rights described below).  We have assessed the likelihood of the Investors exercising these rights as less than probable at June 30, 2013, in part because it is more likely the Investors will exercise other rights prior to January 2014.  We will continue to evaluate the probability of the Investors exercising their Drag Along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors will exercise these rights.

We are restricted from competing with Nutra SA and Irgovel in Brazil as further described in the MIPA.

Under the limited liability company agreement for Nutra SA (LLC agreement), as amended., any units held by the Investors beginning January 1, 2014, accrue a yield at  8% (the Yield).  Commencing with the first quarter of 2014, Nutra SA must make distributions to the Investors quarterly in the amount equal to the previously accrued and unpaid Yield plus any additional distributions owed to the Investors.  Until March 31, 2014, or if at any time Nutra SA is past due on its obligations to pay the Investors the Yield, all amounts due to us for management fees or for shared employees as provided under the LLC Agreement shall be tolled and remain unpaid until all past due amounts, if any, owed to the Investors have been paid in full.

Following the payment of the Yield, Nutra SA must distribute all distributable cash (as defined in the LLC Agreement) to the members on March 31 of each year as follows: (i) first, to the Investors in an amount equal to 2.3 times the Investors’ capital contributions, less the aggregate amount of distributions paid to the Investors, (ii) second, to us in an amount equal to (i) two times the capital contributions made by us, less the aggregate amount of distributions paid to us; and (iii) third, to us and the Investors in proportion to our respective membership interests.

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

As of June 30, 2013, there have been no events of default.  Events of default, as defined in the MIPA, are:
•	A Nutra SA business plan deviation, defined as the occurrence, for either 2013 or 2014, of a 20% unfavorable variation in two out of three of the following: (i) revenue, (ii) earnings before interest, taxes, depreciation and amortization (EBITDA) or (iii) debt,
•	A Nutra SA EBITDA default, which is defined as the failure to achieve 85% of planned EBITDA for three consecutive quarters, or
•	A material problem, which is defined as a material problem in a facility (unrelated to changes in law, weather, etc.) likely to cause a Nutra SA business plan deviation or Nutra SA EBITDA default, which results in damages not at least 80% covered by insurance proceeds.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2013, there have been no qualifying events.  The LLC agreement, defines a qualifying event as any event prior to September 16, 2014, which results, or will result in, (i) a person or group of persons exercising the right to appoint members to our board of directors holding one third or more of the votes of all board members, (ii) the sale, exchange, pledge or use as guarantee of one half or more of our ownership interest in Nutra SA to a third party or (iii) the bankruptcy of RiceBran Technologies or Nutra SA.

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

NOTE 6. INVENTORIES

Inventories are composed of the following (in thousands):

	June 30,	December 31,
	2013	2012
Finished goods	$1,211	$1,146
Work in process	138	330
Raw materials	127	255
Packaging supplies	255	263
Total inventories	$1,731	$1,994

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7. PROPERTY

Property consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Land	$390	$403
Furniture and fixtures	357	358
Plant	15,023	14,362
Computer and software	1,400	1,407
Leasehold improvements	200	189
Machinery and equipment	15,402	15,053
Construction in progress	6,390	9,118
Property	39,162	40,890
Less accumulated depreciation	13,253	12,433
Property, net	$25,909	$28,457

Included in accounts payable at June 30, 2013, is $0.7 million related to amounts payable for capital expansion project additions.

NOTE 8. EQUITY METHOD INVESTMENT

In 2011, we entered into an agreement with a partner with the goal of developing technology to extract and concentrate protein from rice bran.  In March 2013, the agreement was mutually terminated under terms whereby we each received (i) the right to separately develop, modify and improve the jointly developed technology owned by the partner and (ii) a nonexclusive, royalty free, perpetual license to that technology (License).  We paid the partner $1.2 million as a lump sum in April 2013.

RBT PRO, LLC (RBT PRO) was a wholly owned subsidiary whose only asset was the License acquired in March 2013.  In April 2013, we entered into a series of agreements with various affiliates of Wilmar International Limited (collectively Wilmar).  In connection therewith, we sold a 50% membership interest in RBT PRO to Wilmar for $1.2 million.  RBT PRO granted an exclusive, royalty free, perpetual sublicense of the License to Wilmar for use throughout China and to the Parent Company for use worldwide, excluding China.

We also entered into a cross license agreement with Wilmar.  We agreed to license to Wilmar all of our intellectual property with respect to processing of rice bran and its derivatives for use in China.  Wilmar agreed to license to us (i) its intellectual property with respect to processing of rice bran, and its derivatives, based on the intellectual property licensed to Wilmar under the License for use worldwide, excluding China and (ii) its other intellectual property with respect to processing of rice bran, and its derivatives, for use worldwide, excluding certain countries in Asia.

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

There was no gain or loss recognized on these transactions because we entered the agreement with the partner in contemplation of the agreements with Wilmar.  Our investment in RBT PRO is zero as of June 30, 2013 and RBT PRO has had no net income or loss since inception.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9. DEBT

The following table summarizes current and long-term portions of debt (in thousands).

	June 30,	December 31,
	2013	2012
Corporate segment:
Senior convertible revolving note, net	$1,291	$-
Senior convertible debentures, net	198	1,048
Subordinated convertible notes, net	5,397	4,041
Other	38	28
	6,924	5,117
Brazil segment:
Capital expansion loans	5,070	5,555
Equipment financing	175	201
Working capital lines of credit	3,726	2,227
Advances on export letters of credit	3,165	3,953
Special tax programs	2,075	2,531
	14,211	14,467
Total debt	21,135	19,584
Current portion	8,801	8,003
Long-term portion	$12,334	$11,581

Corporate Segment

As of June 30, 2013, our convertible debt consists of the following components (in thousands):

	Senior Convertible	Senior	Subordinated Convertible Notes
	Revolving Note	Convertible Debentures	Halpern Entities	Other Investors	Total
Principal outstanding	$(1,268)	$(195)	$(2,600)	$(3,373)	$(7,436)
Discount	58	15	511	3,373	3,957
Derivative conversion liabilities	(81)	(18)	(1,371)	(1,937)	(3,407)
Debt	$(1,291)	$(198)	$(3,460)	$(1,937)	$(6,886)

Debt - current portion	$(1,291)	$(195)	$-	$-	$(1,486)
Debt - long-term portion	-	(3)	(3,460)	(1,937)	(5,400)

Senior Convertible Revolving Note

Under a revolving credit facility with TCA Global Credit Master Fund, LP (TCA), effective May 2013, as amended July 2013, we may borrow up to $8 million, based on the amount of eligible accounts receivable we provide to secure the repayment of the amounts borrowed.  We expect the amount of our eligible receivables will limit our ability to borrow under this facility, such that our outstanding borrowings at any time are less than approximately $2.4 million.  Borrowings under the agreement are evidenced by a revolving note which accrues interest at the rate of 12% per year and is due in January 2014.  We owe TCA various other fees under the agreement that are expected to average approximately 7% of average borrowings per year.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

USA segment accounts receivable collections are required to be directed to a TCA owned account.  Collections TCA receives, in excess of amounts due for interest and fees, are treated as additional repayments and reduce amounts outstanding.  Minimum cumulative repayments are $0.1 million as of October 2013, $0.2 million as of November 2013 and $0.3 million as of December 2013, or 15% of the total initially borrowed in each tranche, if greater.  Until cumulative repayments equal the required minimum, TCA may withhold 20% of collections.  We may request, on a weekly basis, that TCA advance us any amounts collected in excess of amounts (i) due for interest and fees and (ii) required to meet the minimum cumulative repayments.

In May 2013, we borrowed $1.4 million under the TCA revolving note (first tranche).  The proceeds net of cash expenses totaled $1.2 million and were used to (1) pay down $0.4 million of debt, (2) fund a $0.5 million investment in Nutra SA and (3) for general corporate purposes.  In addition to cash expenses we issued TCA 2,118,644 shares of our common stock with a market value of $0.2 million ($0.08 per share) at issuance.  We also issued equity warrants to investment bankers with a fair value of $0.1 million for the purchase of 1,200,000 shares of common stock, exercisable at $0.08 per share, through May 2018.  The total $0.5 million costs incurred with the first tranche closing, consisting of $0.3 million of cash expenses and the $ 0.2 million fair values of the common stock and warrants are recorded as debt issuance costs in other long-term assets and are being amortized to interest expense over the term of the note.  During the second quarter of 2013, amounts outstanding under the agreement averaged $1.3 million.

In July 2013, we borrowed an additional $0.6 million under the TCA revolving note (second tranche).  The net proceeds of $0.6 million were used to make a $0.1 million investment in Nutra SA and for general corporate purposes.  In addition to cash expenses, we issued TCA 4,000,000 shares of our common stock with a market value of $0.2 million ($0.08 per share) at issuance.  We issued equity warrants to investment bankers with a fair value of less than $0.1 million for the purchase of 514,286 shares of common stock, exercisable at $0.08 per share, through July 2018.  The total $0.3 million costs incurred with the second tranche closing, consisting of $0.1 million of cash expenses and the $0.2 million fair values of the common stock and warrants will also be recorded as debt issuance costs in other long-term assets and be amortized to interest expense over the remaining term of the note.

We have guaranteed that TCA will realize a minimum $0.08 per share when shares of our common stock issued in connection with the first tranche are sold and a minimum $0.07 per share when shares issued in connection with the second tranche are sold, if the shares are sold within the period beginning one year from the date of issuance and ending three years from the date of issuance.  We are required to issue additional shares in the event of a shortfall, sufficient for TCA to realize the minimums.  Or TCA may elect for us to redeem the shares for a cash amount equal to the minimum for the related tranche in January 2014.  As of June 30, 2013, the 2,118,644 shares of common stock issued to TCA in May 2013 are recorded in temporary equity at $0.2 million, the fair value of the shares at issuance, which exceeds the redemption value of the shares at June 30, 2013.  The 4,000,000 shares of common stock issued to TCA in July 2013, will also be carried in temporary equity at the greater of their fair value at issuance or their current redemption value, until the redemption feature lapses.

Upon an event of default, as defined in the agreement, TCA has the right to voluntarily convert all or any portion of the outstanding principal, interest and other amounts due under the agreement into shares of our common stock at a conversion price equal to 85% of the lowest daily volume weighted average price during the five trading days immediately prior to the conversion date.  Because the conversion feature could require us to issue an indeterminate number of shares for settlement, the conversion feature is a derivative liability, classified as debt on our balance sheets.  If TCA voluntarily converts, we have guaranteed that TCA will realize a minimum per share, when shares of our common stock issued in connection with the conversion are sold, equal to the volume weighted average price of our common stock during the five trading days immediately prior to the conversion date.  As a result of the $0.1 million conversion liability associated with the first tranche, we recorded a debt discount at issuance of $0.1 million which is amortizing to interest expense over the term of the revolving note.  At June 30, 2013, the conversion liability on the revolving note is $0.1 million.

During the term of the agreement, the Corporate and USA segments may not without TCA’s consent or approval, among other things, (i) enter into new debt (ii) make any new investments, except capital expenditures less than $0.3 million per year, (iii) issue or redeem stock, (iii) declare or pay dividends or make other distributions to shareholders, and (iv) make loans and distributions of assets to any persons, including affiliates.

In connection with the TCA transaction, our factoring agreement was cancelled and we paid the $0.1 million outstanding balance on the agreement in the second quarter of 2013.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Senior Convertible Debentures

In the first and second quarter of 2013, the holder of the debentures converted $0.1 million and $0.3 million of the outstanding principal into 1,400,000 shares and 4,285,714 shares of our common stock, at a conversion price of $0.07.  We recognized, for each conversion, a loss on extinguishment of $0.1 million, representing the difference between the market values of the shares of common stock issued and the $0.1 and $0.4 million carrying amounts of the debt (including the related derivative conversion liability), on the date of conversion.

Under a May 2013 amendment to the senior convertible debenture, we agreed to prepay $0.3 million of the of the outstanding principal and issue 1,714,286 shares of common stock to the holder, and the holder agreed to share its  senior interest in its collateral pari passu with TCA.  The remaining $0.2 million principal is payable in equal monthly installments from July 2013 through December 2013.  Prior to the amendment, principal was due in equal monthly installments from June 2013 to January 2014.  We expensed the $0.3 million fair value of the shares issued in connection with the amendment and $0.01 million cash amendment fees as loss on extinguishment.

Subordinated Convertible Notes

In the second quarter of 2013, we issued subordinated convertible notes and related warrants, which are described in the chart below.

Issuance	Principal Amount of Notes (in thousands)	Creditor's Debt Conversion Right	Stated Annual Interest Rate on Debt	Maturity Date of Debt	Number of Shares Under Warrant	Exercise Price of Warrant	Expiration Date of Warrant

Subordinated Convertible Notes and Warrants	$538	Convertible immediately at $0.07 per share	10%	July 2015 or July 2016	7,680,038	Exercisable immediately at $0.08 per share	July 2017 or May 2018

The convertible debt and warrants listed in the table above contain full ratchet antidilution provisions and require the holders to provide us with 61 day notice prior to conversion or exercise if the holder would have a beneficial ownership interest in excess of 4.99% immediately after conversion or exercise.  The $0.5 million of proceeds from issuance of the convertible notes and related warrants was used for repayment of debt and for general corporate purposes.

With regard to the issuances of convertible notes and related warrants listed in the table above, the total of (1) the $0.5 million fair value of the conversion features issued, (2) the $0.5 million fair value of the liability warrants issued and (3) the $0.1 million fair value of our common stock issued, exceeded the $0.5 million proceeds from these issuances, therefore we recorded financing costs of $0.6 million in the second quarter of 2013.  The initial debt discounts recorded for the convertible notes equaled the principal amount of the notes at issuance.  Because the fair value at issuance of the conversion features and warrants exceeded the proceeds from these issuances, in each case, under the effective interest method, this will result in the debt discount being expensed when the principal of the note matures or is redeemed, in proportion to the principal reduction.

In May 2013, we entered into agreements to allow each holder of existing subordinated convertible notes and warrants to invest in additional notes and related warrants and provided that each holder making an additional investment (i) receive 2.5 shares of our common stock for each dollar invested and (ii) agree to extend the maturity date for all of their notes to July 2016.  Further, each holder of outstanding convertible notes could elect (PIK Election), in lieu of receiving cash interest payments otherwise payable though June 2014 on their existing convertible notes to receive (i) an increase in the number of shares of common stock underlying their notes (ii) an equity warrant to purchase shares of our common stock and (ii) 2.5 shares of our common stock for each dollar of interest otherwise payable through June 2014.

One holder made an additional investment in a subordinated convertible note and related warrant of $0.4 million in May 2013 (included in the issuances discussed two paragraphs above), and, as a result, (i) the maturity date on the holder’s outstanding convertible notes in the principal amount of $1.1 million was extended from July 2015 to July 2016 and (ii) we issued 1,000,000 shares of common stock.  No gain or loss was recognized as a result of the extension of the maturity date of the existing notes as the terms were not substantially different.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Other holders of convertible notes in the principal amount of $0.3 million made the PIK Election, without making an additional investment.  As a consequence, in the second quarter of 2013, we issued 605,255 shares of common stock with a fair value of $0.2 million and, in lieu of paying interest of $0.1 million accrued through June 30, 2013, we (i) increased the shares of common stock underlying the holders convertible notes 869,171 shares and (ii) issued equity warrants for the purchase of up to 869,171 shares of common stock, at an exercise price of $0.08 per share, and a May 2018 expiration.  The equity warrants were recorded in equity, at their $0.1 million fair value as of the date of issuance.  The change in fair value of the convertible notes from the increase in the underlying shares was less than $0.1 million.  We recognized a loss on extinguishment for the difference between the fair value of the consideration issued and the accrued interest as of the date of the PIK election.  Changes in fair value after the PIK elections, from increases in the shares of common stock underlying the PIK warrants and underlying the related convertible notes are recorded as interest expense.

Other Notes

In the second quarter of 2013, we also issued to Mr. Halpern a promissory note in the principal amount of $0.1 million, which was paid in full later in the quarter.

Brazil Segment

All Brazil segment debt is denominated in the Brazilian Real (R$), except advances on export letters of credit which are denominated in U.S. Dollars.

In the first quarter of 2013, Irgovel received R$2.0 million ($1.0 million) under a working capital line of credit agreement.  The lending bank withheld R$1.0 million ($0.5 million) of the amount borrowed in a bank account, until  the second quarter of 2013, when Irgovel had sufficient accounts receivable to withdraw the funds.

NOTE 10. PRE-PETITION LIABILITIES

On November 10, 2009, our parent company (formerly known as NutraCea) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona in the proceeding entitled In re:  NutraCea, Case No. 2:09-bk-28817-CGC.  None of our subsidiaries were included in the bankruptcy filing.  Creditors voted overwhelmingly in favor of an amended plan of reorganization which called for the payment in full of all allowed claims, and the plan became effective on November 30, 2010.  In January 2012, we made our final $1.6 million distribution to the general unsecured creditors.

NOTE 11. EMPLOYEE BONUS PLAN

In 2010, our board of directors approved a cash incentive bonus plan.  As of August 14, 2013, the plan, as amended, provides for payment of $0.6 million to employees, still employed at the time of payment, when (1) we are cash flow positive, defined by our board as earnings before interest, taxes, depreciation, amortization and certain non-cash charges, and (2) cash is available for the payment as determined by our board at its sole discretion.  In 2013, our board of directors approved an executive bonus plan which provides for payments of $0.3 million to employees, still employed at the time of payment, when cash is available for the payment as determined by our board at its sole discretion.  Because the consolidated operating cash flow and cash availability conditions were not met as of June 30, 2013, and December 31, 2012, our board of directors has not approved payments and no accruals have been recorded for these bonuses.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  The Parent Company has not been served with any formal notices in regard to this matter.  To date, only Irgovel has received formal legal notice.  In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration.  As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of June 30, 2013 and December 31, 2012, the balance in the escrow account was $1.9 million and is included in restricted cash in our balance sheets.  There is an escrow liability related to the lawsuit in accrued expenses on our balance sheets as of June 30, 2013 and December 31, 2012, totaling $1.3 million and $1.4 million.  When the escrow account was funded, we established an accrued liability equal to the amount of the escrow for contingencies and the net balance due to the Sellers under the terms of the Purchase Agreement.  As of June 30, 2013, $0.7 million of pre-acquisition contingencies have either been paid or specifically identified and accrued, leaving a balance of $1.4 million to settle any remaining contingencies.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.  The Parent Company has agreed to pay ninety percent of any funds received from the escrow account to Nutra SA, with no resulting change in our Nutra SA voting rights.

NOTE 13. EQUITY, SHARE-BASED COMPENSATION AND LIABILITY WARRANTS

A summary of equity activity for the six months ended June 30, 2013, (in thousands, except share data) follows.

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Deficit	Loss	Equity
Balance, December 31, 2012	207,616,097	$210,396	$(204,420)	$(1,540)	$4,436
Share-based compensation, options	-	234	-	-	234
Conversion of senior subordinated debenture	5,685,714	500	-	-	500
Common stock issued for fees and services	6,998,843	588	-	-	588
Warrants issued for fees and services	-	138	-	-	138
Foreign currency translation	-	-	-	(414)	(414)
Net loss	-	-	(7,780)	-	(7,780)
Balance June 30, 2013	220,300,654	$211,856	$(212,200)	$(1,954)	$(2,298)

In June 2013, our shareholders approved an increase in the number of our authorized shares of common stock from 500,000,000 to 1,200,000,000.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of stock option and warrant activity for the six months ended June 30, 2013, follows.

	Options			Equity and Liability Warrants
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2012	33,850,895	$0.16	6.3	161,353,777	$0.12	3.5
Granted	5,750,000	0.08		9,749,205	0.08
Impact of anti-dilution clauses	-	-		416,437	-
Exercised	-	-		-	-
Forfeited, expired or cancelled	(2,642,143)	0.41		(29,221,130)	0.33
Outstanding, June 30, 2013	36,958,752	$0.13	6.4	142,298,289	$0.08	3.8
Exercisable, June 30, 2013	29,184,863	$0.13	5.8	142,298,289	$0.08	3.8

Options

In April 2013, our board increased the number of shares of common stock that each non-employee director automatically receives annually each January 1 under our 2010 Equity Incentive Plan from 250,000 to 1,000,000 shares.  In connection with the increase in the automatic director grant, in April 2013, our board granted each of our five non-employee directors a stock option to purchase up to 750,000 shares of common stock.  Each option has an exercise price of $0.08 per share, vests in nine equal monthly installments ending December 31, 2013, and expires in April 2023.  In January 2013, we issued each of those five non-employee directors an option for the purchase of up to 250,000 shares of common stock under the non-employee director automatic grant provision.  Each option has an exercise price of $0.08 per share, vests in twelve equal monthly installments ending December 2013, and expires in January 2023.

In April 2013, the Board granted each of the two directors serving on the Strategic Committee and consulting special counsel a stock option to purchase up to 250,000 shares of common stock.  Each option has an exercise price of $0.08 per share, vests in twelve equal monthly installments ending in March 2014 and expires in April 2018.

Warrants

We have outstanding warrants classified as equity (equity warrants) and as derivative warrant liability (liability warrants).  We have certain warrant agreements in effect for outstanding liability warrants that contain antidilution clauses.  Under the antidilution clauses, in the event of equity issuances, we may be required to lower the exercise price on liability warrants and increase the number of shares underlying liability warrants.  Equity issuances may include issuances of our common stock, certain awards of options to employees, and issuances of warrants and/or other convertible instruments below a certain exercise price.

The April 2013 issuances of convertible debt and related warrants triggered the antidilution clauses in certain warrants and, as a result, we lowered the exercise price and increased the number of underlying shares on those liability warrants in April 2013.  The affected warrants subsequently expired in April 2013 with 29,221,130 underlying shares.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes information related to outstanding warrants:

		As of June 30, 2013			As of December 31, 2012
Range of Exercise Prices	Type of Warrant	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.07-$0.08	Liability	139,077,938	$0.08	3.8	131,397,900	$0.08	4.2
$0.08	Equity	2,069,167	0.08	4.9	-	-	-
$0.23	Equity	605,730	0.23	3.4	605,730	0.23	3.9
$0.33	Liability	-	-	-	28,804,693	0.33	0.3
$0.69	Equity	545,454	0.69	0.3	545,454	0.69	0.8
		142,298,289	$0.08	3.8	161,353,777	$0.12	3.5

NOTE 14. SEGMENT INFORMATION

The tables below present segment information for the periods identified and provide reconciliations of segment information to total consolidated information (in thousands).

Three Months Ended June 30, 2013	Corporate	USA	Brazil	Consolidated
Revenues	$-	$3,125	$6,263	$9,388
Cost of goods sold	-	2,358	5,752	8,110
Gross profit	-	767	511	1,278
Depreciation and amortization (in selling, general and administrative)	(5)	(118)	(195)	(318)
Intersegment fees	(56)	-	56	-
Other operating expense	(1,219)	(144)	(897)	(2,260)
Loss from operations	$(1,280)	$505	$(525)	$(1,300)

Net loss attributable to RiceBran Technologies shareholders	$(1,909)	$505	$(563)	$(1,967)
Interest expense	599	-	425	1,024
Depreciation (in cost of goods sold)	-	233	479	712
Purchases of property	2	116	416	534

Six Months Ended June 30, 2013	Corporate	USA	Brazil	Consolidated
Revenues	$-	$6,034	$12,063	$18,097
Cost of goods sold	-	4,563	11,290	15,853
Gross profit	-	1,471	773	2,244
Depreciation and amortization (in selling, general and administrative)	(11)	(239)	(399)	(649)
Intersegment fees	-	-	-	-
Other operating expense	(2,335)	(1,121)	(2,186)	(5,642)
Loss from operations	$(2,346)	$111	$(1,812)	$(4,047)

Net loss attributable to RiceBran Technologies shareholders	$(7,122)	$411	$(1,069)	$(7,780)
Interest expense	875	-	778	1,653
Depreciation (in cost of goods sold)	-	458	891	1,349
Purchases of property	6	128	1,116	1,250

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended June 30, 2012	Corporate	USA	Brazil	Consolidated
Revenues	$-	$3,153	$6,558	$9,711
Cost of goods sold	-	2,154	5,794	7,948
Gross profit	-	999	764	1,763
Depreciation and amortization (in selling, general and administrative)	(43)	(308)	(35)	(386)
Intersegment fees	56	-	(56)	-
Impairment of property	-	(1,069)	-	(1,069)
Other operating expense	(1,447)	(628)	(1,113)	(3,188)
Loss from operations	$(1,434)	$(1,006)	$(440)	$(2,880)

Net loss attributable to Rice Bran Technologies shareholders	$1,259	$(1,015)	$(445)	$(201)
Interest expense	166	9	212	387
Depreciation (in cost of goods sold)	-	278	421	699
Purchases of property	-	64	2,186	2,250

Six Months Ended June 30, 2012	Corporate	USA	Brazil	Consolidated
Revenues	$-	$6,564	$12,893	$19,457
Cost of goods sold	-	4,553	11,400	15,953
Gross profit	-	2,011	1,493	3,504
Depreciation and amortization (in selling, general and administrative)	(71)	(639)	(460)	(1,170)
Intersegment fees	112	-	(112)	-
Impairment of property	-	(1,069)	-	(1,069)
Other operating expense	(2,723)	(1,297)	(2,500)	(6,520)
Loss from operations	$(2,682)	$(994)	$(1,579)	$(5,255)

Net loss attributable to Rice Bran Technologies shareholders	$(7,009)	$(1,010)	$(1,011)	$(9,030)
Interest expense	321	17	467	805
Depreciation (in cost of goods sold)	-	535	819	1,354
Purchases of property	-	66	3,727	3,793

The tables below present segment information for selected balance sheet accounts (in thousands).

	Corporate	USA	Brazil	Consolidated
As of June 30, 2013
Inventories	$-	$801	$930	$1,731
Property, net	57	7,697	18,155	25,909
Goodwill	-	-	4,374	4,374
Intangible assets, net	-	935	1,016	1,951
Total assets	3,100	10,791	28,668	42,559

As of December 31, 2012
Inventories	-	764	1,230	1,994
Property, net	36	8,731	19,690	28,457
Goodwill	-	-	4,773	4,773
Intangible assets, net	-	1,133	1,442	2,575
Total assets	3,201	11,609	32,196	47,006

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

All changes in goodwill between December 31, 2012 and June 30, 2013, relate to foreign currency translation.  Corporate segment total assets include cash, restricted cash, property and other assets.

The following table presents revenue by geographic area for the three and six months ended June 30, 2013 and 2012 (in thousands).

	Three Months		Six Months
	2013	2012	2013	2012
United States	$6,202	$2,787	$9,797	$5,816
Brazil	2,391	4,855	6,662	9,771
Other international	795	2,069	1,638	3,870
Total revenues	$9,388	$9,711	$18,097	$19,457

NOTE 15. FAIR VALUE MEASUREMENT

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of June 30, 2013, the fair value of our USA segment debt is approximately $2.5 million higher than the carrying value of that debt, based on current market rates for similar debt with similar maturities.  The fair value of our Brazil segment debt approximates the carrying value of that debt based on the current market rates for similar debt with similar maturities.

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

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

		Level 1	Level 2	Level 3	Total
June 30, 2013
Derivative warrant liabilities	(1)	$-	$-	$(6,782)	$(6,782)
Derivative conversion liabilities	(2)	-	-	(3,407)	(3,407)
Total liabilities at fair value		$-	$-	$(10,189)	$(10,189)

December 31, 2012
Derivative warrant liabilities	(1)	$-	$-	$(4,520)	$(4,520)
Derivative conversion liabilities	(2)	-	-	(2,199)	(2,199)
Total liabilities at fair value		$-	$-	$(6,719)	$(6,719)

(1)	These warrants are valued using the lattice model each reporting period and the resultant change in fair value is recorded in the statements of operations. The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants. The risk-free interest rate is determined by reference to the treasury yield curve rate of instruments with the same term as the warrant. Additional assumptions that were used to calculate fair value follow.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

	June 30, 2013	December 31, 2012
Risk-free interest rate	0.0% - 1.4%	0.1% - 0.7%
	(1.0% weighted average)	(0.6% weighted average)
Expected volatility	85%	93%

(2)	These conversion liabilities are valued using a lattice model each reporting period and the resultant change in fair value is recorded in the statements of operations. The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current conversion price of the debt. The risk-free interest rate is determined by reference to the treasury yield curve rate of instruments with the same term as the underlying debt. Additional assumptions that were used to calculate fair value follow.

	June 30, 2013	December 31, 2012
Risk-free interest rate	0.1-0.7%	0.2-0.3%
	(0.5% weighted average)	(0.3% weighted average)
Expected volatility	85%	93%

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)		(2)
Six Months Ended June 30, 2013
Derivative warrant liability	$(4,520)	$(1,724)	$(538)	$-	$(6,782)	$(1,724)
Derivative conversion liability	(2,199)	(770)	(537)	99	(3,407)	(896)
Total Level 3 fair value	$(6,719)	$(2,494)	$(1,075)	$99	$(10,189)	$(2,620)

Six Months Ended June 30, 2012
Derivative warrant liability	$(1,296)	$(667)	$(4,969)	$711	$(6,221)	$(272)
Derivative conversion liability	-	1,173	(3,686)	-	(2,513)	1,173
Total Level 3 fair value	$(1,296)	$506	$(8,655)	$711	$(8,734)	$901

(1)	Included in change in fair value of derivative warrant and conversion liabilities in our consolidated statements of operations.
(2)	Represents transfers to equity as a result of the exercise of a warrant in 2012 and conversion of debt in 2013.

The following tables summarize the fair values by input hierarchy of items measured at fair value in our balance sheets on a nonrecurring basis (in thousands) .

						2013
		As of June 30, 2013				Impairment
		Level 1	Level 2	Level 3	Total	Losses
						(1)
Property, net	(1)	$-	$-	$394	$394	$300
Property, net		$-	$-	$394	$394	$300

						2012
		As of December 31, 2012				Impairment
		Level 1	Level 2	Level 3	Total	Losses
						(1)
Property, net	(1)	$-	$-	$1,058	$1,058	$1,069
Property, net		$-	$-	$1,058	$1,058	$1,069

(1)	Machinery and equipment not currently in use was evaluated for impairment and as a result was written down to estimated fair value in the first quarter of 2013 and the second of quarter of 2012. Fair value is an estimate of net realizable value comprised of an estimate of proceeds from sale, based on an internal evaluation of market conditions, less estimated costs to sell. The estimate of net realizable value is subject to change.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 16. RELATED PARTY TRANSACTIONS

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

Mr. Halpern held as of June 30, 2013 and December 31, 2012, $2.6 million of subordinated convertible notes.  During the three and six months ended June 30, 2013, we accrued $0.1 million of interest on the convertible notes beneficially owned by Mr. Halpern, paid less than $0.1 million of interest and made no principal payments.  During the three and six months ended June 30, 2012, we received $0.1 million of cash in connection with issuances of convertible debt and related warrants to entities beneficially owned by Mr. Halpern.

In April 2013, we issued a promissory note in the principal amount of $0.1 million to Mr. Halpern.  The note bore interest at 10% and was repaid in full in May 2013.

During the three months ended March 31, 2012, we paid HC $0.4 million relevant to HC’s class 6 general unsecured creditor claim as part of our payment obligations under the Amended Plan of Reorganization.  The claim represented payment for services rendered prior to the November 2009 bankruptcy petition filing.

Other Transactions with Directors  and Officer

W. John Short, CEO and director, invested $50 thousand in the January 2012 subordinated convertible notes and related warrants and $25 thousand in the April 2013 subordinated convertible notes and related warrants.  During the three and six months ended June 30, 2013 and 2012, we paid less than $0.1 million of interest on the convertible notes.  In June 2013, Mr. Short made a PIK Election for interest accruing under the notes from February 2013 through June 2014.  In connection with the election, we issued to Mr. Short 16,490 shares of common stock and  an equity warrant with 22,799 underlying shares and we increased the shares underlying Mr. Short’s convertible notes by 22,799 shares as payment for interest accruing under the convertible notes from February 2013 through June 2013.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Brazil segment consists of the consolidated operations of Nutra SA, LLC, whose operating subsidiary is Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human and animal food markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  DRB is sold in bulk as animal feed and compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market.  Approximately 46% of Brazil segment product revenue was from sales of RBO products and 54% was from sales of DRB products.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2013 AND 2012

Consolidated net loss attributable to RiceBran Technologies shareholders for the three months ended June 30, 2013, was $2.0 million compared to $0.2 million, for the three months ended June 30, 2012.  A $1.6 million improvement between periods in loss from operations was more than offset by a $3.7 million increase in other expense.  The increase in other expense)was comprised of (i) a $3.3 million increase in interest expense, financing expense, and loss on extinguishment recognized in the Corporate segment as a result of debt repayments, modifications and issuances and (ii) a $0.3 million increase in interest expense and penalties in the Brazil segment due to increased debt levels.

Index
Revenue and Gross Profit

Revenues (in thousands):

	Three Months Ended June 30,
	2013	% of Total Revenues	2012	% of Total Revenues	Change	% Change
USA segment	$3,125	33.3	$3,153	32.5	$(28)	(0.9)
Brazil segment	6,263	66.7	6,558	67.5	(295)	(4.5)
Total revenues	$9,388	100.0	$9,711	100.0	$(323)	(3.3)

Consolidated revenues for the three months ended June 30, 2013, were $9.4 million compared to $9.7 million in the prior year period, a decrease of $0.3 million, or 3.3%.  Second quarter 2013 USA segment revenues remained largely unchanged from the second quarter of 2012.  Brazil segment revenues decreased $0.3 million, or 4.5%, in the second quarter of 2013 compared to the second quarter of 2012, as a result of the 5.3% decline in the average exchange rate between these periods.

Gross profit (in thousands):

	Three Months Ended June 30,
	2013	Gross Profit %	2012	Gross Profit %	Change	Change in Gross Profit %
USA segment	$767	24.5	$999	31.7	$(232)	(7.1)
Brazil segment	511	8.2	764	11.6	(253)	(3.5)
Total gross profit	$1,278	13.6	$1,763	18.2	$(485)	(4.5)

Consolidated gross profit in 2013 decreased $0.5 million, or 4.5 percentage points, to $1.3 million for the three months ended June 30, 2013, compared to $1.8 million in the prior year period.

The USA segment gross profit declined $0.2 million, to $0.8 million in the second quarter of 2013, from $1.0 million in the second quarter of 2012, due to higher raw bran prices in 2013 compared to 2012.  Raw bran costs were approximately 22% higher as of June 30, 2013, compared to June 30, 2012.

The Brazil segment gross profit declined $0.3 million, or 3.5 percentage points, from 11.6% to 8.2%.  Raw bran costs were approximately 19% higher as of June 30, 2013, compared to June 30, 2012.  Revenue per kilo increased 8% between periods.  The volumes of bran processed and sold were approximately the same each period.

Index
Operating Expenses (in thousands):

	Three Months Ended June 30, 2013
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,010	$262	$1,083	$2,355
Professional fees	214	-	9	223
Intersegment fees	56	-	(56)	-
Total operating expenses	$1,280	$262	$1,036	$2,578

	Three Months Ended June 30, 2012
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,261	$936	$861	$3,058
Professional fees	229	-	287	516
Intersegment fees	(56)	-	56	-
Impairment of property	-	1,069	-	1,069
Total operating expenses	$1,434	$2,005	$1,204	$4,643

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$251	$674	$(222)	$703
Professional fees	15	-	278	293
Intersegment fees	(112)	-	112	-
Impairment of property	-	1,069	-	1,069
Total operating expenses	$154	$1,743	$168	$2,065

Consolidated operating expenses were $2.6 million for the second quarter of 2013, compared to $4.6 million for the second quarter of 2012, an improvement of $2.1 million.  The reduction in USA segment impairment charges between periods contributed $1.1 million to the improvement.  During the second quarter of 2012, machinery and equipment not currently in use was evaluated for impairment and as a result was written down $1.1 million to estimated fair value.

The improvement in Corporate segment selling, general and administrative expenses (SG&A) of $0.3 million related to a reduction in compensation expense for stock options.

USA segment SG&A expenses decreased $0.7 million due to a $0.5 million change in gain on sale of excess property and $0.2 million lower depreciation expense.  Depreciation expense was lower as a result of impairment charges taken in the second quarter of 2012.

Brazil segment SG&A increased $0.2 million due to increases in payroll and related expenses as a result of government mandated annual cost of living adjustments that were effective beginning June 2012.  Brazil segment professional fees decreased $0.3 million because the Brazil segment no longer pays investor fees to the investors in Nutra SA LLC (Nutra SA).  The investors in Nutra SA have agreed to waive all investor fees until further notice.

Index
Other Income (Expense) (in thousands):

	Three Months Ended June 30, 2013
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$16	$16
Interest expense	(599)	-	(425)	(1,024)
Foreign currency exchange, net	-	-	(538)	(538)
Change in fair value of derivative warrant and conversion liabilities	1,044	-	-	1,044
Loss on extinguishment	(494)	-	-	(494)
Financing expense	(564)	-	-	(564)
Other	(17)	-	(204)	(221)
Other income (expense)	$(630)	$-	$(1,151)	$(1,781)

	Three Months Ended June 30, 2012
	Corporate	USA	Brazil	Consolidated
Interest income	$12	$-	$4	$16
Interest expense	(166)	(9)	(212)	(387)
Foreign currency exchange, net	-	-	(576)	(576)
Change in fair value of derivative warrant and conversion liabilities	2,868	-	-	2,868
Financing expense	(20)	-	-	(20)
Other	-	-	(20)	(20)
Other income (expense)	$2,694	$(9)	$(804)	$1,881

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$(12)	$-	$12	$-
Interest expense	(433)	9	(213)	(637)
Foreign currency exchange, net	-	-	38	38
Change in fair value of derivative warrant and conversion liabilities	(1,824)	-	-	(1,824)
Loss on extinguishment	(494)	-	-	(494)
Financing expense	(544)	-	-	(544)
Other	(17)	-	(184)	(201)
Other income (expense)	$(3,324)	$9	$(347)	$(3,662)

Consolidated other expense was $1.8 million for the second quarter of 2013, compared to other income of $1.9 million for the second quarter of 2012.  The increase in other expense of $3.7 million was comprised of the following:
•	a $0.6 million increase in interest expense, as a result of (i) an increase in average debt outstanding in both the Corporate and Brazil segments and (ii) the increase in interest expense in the Corporate segment as a result of amortizing the debt discount on a senior debenture when the principal was paid in 2013;
•	the Corporate segment $0.5 million loss on extinguishment in 2013, comprised of losses on the conversion of $0.3 million of our senior debenture and the prepayment of $0.3 million on those debentures as described in the Debt note to the consolidated financial statements included herein;
•	the Corporate segment $0.5 million financing expense in 2013 associated with issuances of the subordinated convertible notes and related warrants. The expense represented the excess of the fair value of the derivative conversion and warrant liabilities, and other consideration, at issuance over the proceeds from issuance as described in the Debt footnote to the financial statements;
•	a $0.2 million increase in other expense in Brazil related to late payment penalties on tax obligations;
•	a Corporate segment $1.8 million increase in expense from the change in the fair value of derivative warrant and conversion liabilities, primarily as a result of changes in the price of our common stock between valuation dates. Our liability warrants and conversion liabilities are valued using the lattice model each reporting period and the resulting change in fair value is recorded in the statements of operations. The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants and make certain other assumptions. The decrease in the price of our common stock from March 31 to June 30 in each period, was the primary reason the derivative warrant and conversion liabilities fair value decreased, resulting in the recognition of other income in the second quarters of 2013 and 2012.

Index
SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Consolidated net loss attributable to RiceBran Technologies shareholders for the six months ended June 30, 2013, was $7.8  million, or $0.04 per share, compared to $9.0 million, or $0.04 per share, in the prior period.  The $1.2 million improvement between periods in loss from operations was comprised of a $1.3 million decline in gross profit, offset by a $2.5 million improvement in operating expenses.

Revenue and Gross Profit

Revenues (in thousands):

	Six Months Ended June 30,
	2013	% of Total Revenues	2012	% of Total Revenues	Change	% Change
USA segment	$6,034	33.3	$6,564	33.7	$(530)	(8.1)
Brazil segment	12,063	66.7	12,893	66.3	(830)	(6.4)
Total revenues	$18,097	100.0	$19,457	100.0	$(1,360)	(7.0)

Consolidated revenues for the six months ended June 30, 2013, were $18.1 million compared to $19.5 million in the prior year period, a decrease of $1.4 million, or 7.0%.

USA segment revenues decreased $0.5 million, or 8.1%, in the first half of 2013 compared to the first half of 2012.  Animal feed product revenues decreased $0.7 million on lower volume while human nutrition product revenues increased $0.2 million.  The decline in animal feed revenue was attributable to the loss of one customer.

Brazil segment revenues decreased $0.8 million, or 6.4%, in the first half of 2013 compared to the first half of 2012.  Revenues decreased $1.1 million as a result of the 8.4% decline in the average exchange rate between these periods.  Offsetting this $1.1 million decline was a $0.3 million increase in animal feed revenues.  As part of a capital expansion project, we improved our animal feed production capabilities and launched new products which were unavailable for sale in 2012.

Gross profit (in thousands):

	Six Months Ended June 30,
	2013	Gross Profit %	2012	Gross Profit %	Change	Change in Gross Profit %
USA segment	$1,471	24.4	$2,011	30.6	$(540)	(6.3)
Brazil segment	773	6.4	1,493	11.6	(720)	(5.2)
Total gross profit	$2,244	12.4	$3,504	18.0	$(1,260)	(5.6)

Consolidated gross profit in 2013 decreased $1.3 million, or 5.6 percentage points, to $2.2 million for the six months ended June 30, 2013, compared to $3.5 million in the prior year period.

The USA segment gross profit declined $0.5 million, to $1.5 million in the first half of 2013, from $2.0 million in the first half of 2012, due to the impact of higher raw bran prices in 2013 compared to 2012.  Raw bran costs were approximately 22% higher as of June 30, 2013, compared to June 30, 2012.

The Brazil segment gross profit declined $0.7 million, or 5.2 percentage points, from 11.6% to 6.4%.  Raw bran costs were approximately 19% higher as of June 30, 2013, compared to June 30, 2012.  Revenue per kilo increased 18% between periods.  Kilos processed were 11% lower in the first half of 2013 than in the first half of 2011.  Since a significant portion of plant operating costs are fixed, lower volumes result in higher per unit production costs and negatively impacts gross profit percentage.

Index
Operating Expenses (in thousands):

	Six Months Ended June 30, 2013
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,883	$1,060	$2,318	$5,261
Professional fees	463	-	267	730
Impairment of property	-	300	-	300
Total operating expenses	$2,346	$1,360	$2,585	$6,291

	Six Months Ended June 30, 2012
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$2,394	$1,936	$2,373	$6,703
Professional fees	400	-	587	987
Intersegment fees	(112)	-	112	-
Impairment of property	-	1,069	-	1,069
Total operating expenses	$2,682	$3,005	$3,072	$8,759

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$511	$876	$55	$1,442
Professional fees	(63)	-	320	257
Intersegment fees	(112)	-	112	-
Impairment of property	-	769	-	769
Total operating expenses	$336	$1,645	$487	$2,468

Consolidated operating expenses were $6.3 million for the first half of 2013, compared to $8.8 million for the first half of 2012, an improvement of $2.5 million. The reduction in USA segment impairment charges between periods contributed $0.8 million to the improvement.  The impairment charge in the six months ended June 30, 2012, related to the impairment of machinery and equipment not currently in use, which was written down $1.1 million to its estimated fair value in the second quarter of 2012.  In the first quarter of 2013, we reevaluated machinery and equipment not in use and, based on current market conditions recorded an additional impairment of $0.3 million to write the machinery and equipment down to an estimated fair value of $0.4 million.  The estimate of net realizable value is subject to change.

The improvement in corporate segment selling, general and administrative expenses (SG&A) of $0.5 million related to a reduction in compensation expense for stock options and payroll as a result of reduction in force and the end of stock option vesting periods.

USA segment SG&A expenses decreased $0.8 million due to a $0.4 million change in gain on sale of excess property and $0.4 million lower depreciation expense.  Depreciation expense was lower in 2013 as a result of an impairment charges taken in the second quarter of 2012.

Brazil segment professional fees decreased $0.3 million because the Brazil segment no longer pays investor fees to the investors in Nutra SA.  The investors in Nutra SA have agreed to waive all investor fees until further notice.

Index
Other Income (Expense) (in thousands):

	Six Months Ended June 30, 2013
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$26	$26
Interest expense	(875)	-	(778)	(1,653)
Foreign currency exchange, net	-	-	(288)	(288)
Change in fair value of derivative warrant and conversion liabilities	(2,494)	-	-	(2,494)
Loss on extinguishment	(526)	-	-	(526)
Financing expense	(564)	-	-	(564)
Other	(17)	-	(326)	(343)
Other income (expense)	$(4,476)	$-	$(1,366)	$(5,842)

	Six Months Ended June 30, 2012
	Corporate	USA	Brazil	Consolidated
Interest income	$18	$-	$45	$63
Interest expense	(321)	(17)	(467)	(805)
Foreign currency exchange, net	-	-	(782)	(782)
Change in fair value of derivative warrant and conversion liabilities	506	-	-	506
Loss on extinguishment	(2,986)	-	-	(2,986)
Financing expense	(1,544)	-	-	(1,544)
Other	-	-	(110)	(110)
Other income (expense)	$(4,327)	$(17)	$(1,314)	$(5,658)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$(18)	$-	$(19)	$(37)
Interest expense	(554)	17	(311)	(848)
Foreign currency exchange, net	-	-	494	494
Change in fair value of derivative warrant and conversion liabilities	(3,000)	-	-	(3,000)
Loss on extinguishment	2,460	-	-	2,460
Financing expense	980	-	-	980
Other	(17)	-	(216)	(233)
Other income (expense)	$(149)	$17	$(52)	$(184)

Consolidated other expense was $5.8 million for the first half of 2013, compared to other expense of $5.7 million for the first half of 2012.  The $0.2 million increase in other expense was comprised of the following:
•	a $0.8 million increase in interest expense, as a result of (i) an increase in average debt outstanding in both the Corporate and Brazil segments and (ii) the increase in interest expense in the Corporate segment as a result of amortizing the debt discount on a senior debenture when the principal was paid in 2013;
•	the $2.5 million reduction in Corporate segment loss on extinguishment to a $0.5 million in 2013 compared to the $3.0 million loss in 2012. In 2013, the losses were related to the conversion of $0.3 million of our senior debenture and the prepayment of $0.3 million on those debentures as described in the Debt note to the consolidated financial statements included herein;
•	the $1.0 million reduction in Corporate segment financing expense to $0.6 million in 2013 from $1.5 million in 2012. In 2013 the loss was associated with the issuance of subordinated convertible notes and related warrants and represented the excess of the fair value of the derivative conversion and warrant liabilities, and other consideration, at issuance over the proceeds from issuance, as described in the Debt footnote to the consolidated financial statements;
•	a $0.2 million increase in other expense in Brazil related to penalties on tax obligations; offset by
•	a $0.4 million improvement in foreign exchange; and
•	a Corporate segment $3.0 million decrease in income from the change in the fair value of derivative warrant and conversion liabilities, Our liability warrants and conversion liabilities are valued using the lattice model each reporting period and the resulting change in fair value is recorded in the statements of operations. The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants and make certain other assumptions.

Index
Liquidity and Capital Resources

We continue to experience losses and negative cash flows from operations on a consolidated basis which raises substantial doubt about our ability to continue as a going concern.  We currently have insufficient funds to support our operations and service our debt in the near term and have inadequate financing arrangements in place at this time.  Although we believe that we will be able to obtain the funds necessary to continue as a going concern, there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

With respect to liquidity and capital resources, we manage the Brazil segment, consisting currently of our plant in Brazil, separately from our U.S. based Corporate and USA segments.  Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA.  Cash used in operating activities for the six months ended June 30, 2013 and 2012, is presented below by segment (in thousands).

	Six Months Ended June 30, 2013
	Corporate and USA	Brazil	Consolidated
Net loss	$(6,711)	$(2,097)	$(8,808)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	708	1,291	1,999
Change in fair value of derivative warrant and conversion liabilities	2,494	-	2,494
Loss on extinguishment	526	-	526
Financing expense	564	-	564
Impairment of property	300	-	300
Other adjustments, net	27	(789)	(762)
Changes in operating assets and liabilities	(408)	1,230	822
Net cash used in operating activities	$(2,500)	$(365)	$(2,865)

	Six Months Ended June 30, 2012
	Corporate and USA	Brazil	Consolidated
Net loss	$(8,019)	$(1,983)	$(10,002)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,245	1,279	2,524
Change in fair value of derivative warrant and conversion liabilities	(506)	-	(506)
Loss on extinguishment	2,986	-	2,986
Impairment of property	1,069	-	1,069
Financing expense	1,544	-	1,544
Other adjustments, net	859	(620)	239
Changes in operating asset and liabilities:
Pre-petition liabilities	(1,615)	-	(1,615)
Other changes, net	(513)	111	(402)
Net cash used in operating activities	$(2,950)	$(1,213)	$(4,163)

Corporate and USA

On a combined basis, the Corporate and USA segments used $2.5 million of cash in operating activities in the first half of 2013 compared to $3.0 million in the first half of 2012.

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

Index
We may also monetize certain assets which could result in additional impairment of asset values.  Asset monetization may include some or all of the following:

•	sale of certain facilities;
•	sale of an interest in one or more subsidiaries; or
•	sale of surplus equipment.

We continue to evaluate the possibility of raising funds through the issuance of additional subordinate debt or equity.

We continue to work to improve Corporate and SRB segment cash flows from operations.  We made final distributions to unsecured creditors which reduced pre-petition liabilities by $1.6 million in the first half of 2012.  Payments of pre-petition liabilities reduced cash flows from operations in the periods paid, but were in payment of obligations incurred prior to our November 2009 filing of the voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.  The funds for the 2012 distributions, included in cash used in operations, were derived from receipts on notes receivable, and proceeds from issuances of the subordinated convertible notes, senior convertible debentures and related warrants in January 2012.

Cash used in investing activities in the first six months of 2013 and 2012 included $0.8 million and $0.3 million of proceeds from the sale of USA segment equipment.  Proceeds from the 2013 sales were used for general corporate purposes.  The first six months of 2012, also included $0.6 million from collections of USA segment notes receivable and $0.2 million of restricted cash released for the payment of pre-petition liabilities.

In 2011, we entered into an agreement with a partner with the goal of developing technology to extract and concentrate protein from rice bran.  In March 2013, the agreement was mutually terminated under terms whereby we each received (i) the right to separately develop, modify and improve the jointly developed technology owned by the partner and (ii) we received a nonexclusive, royalty free, perpetual license to that technology (License).  We agreed to pay the partner $1.2 million as a lump sum in April 2013.  In April 2013 we sold a 50% interest in our subsidiary holding the License and paid this $1.2 million obligation to the partner with the proceeds of the sale.

Cash provided by financing activities in the first six months of 2013 and  2012 included $0.5 million and $2.4 million of proceeds, net of costs, which we received from the issuance of subordinated convertible debt, the senior convertible debenture and related warrants (see the Debt note to the consolidated financial statements).  The net proceeds of $0.5 million and $2.4 million have been used to fund the working capital needs of the Corporate and USA segments, including distributions to the unsecured creditors in 2012.

Under a revolving credit facility with TCA Global Credit Master Fund, LP (TCA), effective May 2013, as amended July 2013, we may borrow up to $8 million, based on the amount of eligible accounts receivable we provide to secure the repayment of the amounts borrowed.  Borrowings under the agreement are evidenced by a revolving note which accrues interest at the rate of 12% per year and is due in January 2014.  We owe TCA various other fees under the agreement that are expected to average approximately 7% of average borrowings per year.

USA segment accounts receivable collections are required to be directed to a TCA owned account.  Collections TCA receives, in excess of amounts due for interest and fees, are treated as additional repayments and reduce amounts outstanding.  Minimum cumulative repayments are $0.1 million as of October 2013, $0.2 million as of November 2013 and $0.3 million as of December 2013, or 15% of the total initially borrowed in each tranche, if greater.  Until cumulative repayments equal the required minimum, TCA may withhold 20% of collections.  We may request, on a weekly basis, that TCA advance us any amounts collected in excess of amounts (i) due for interest and fees and (ii) required to meet the minimum cumulative repayments.

In May 2013, we borrowed $1.4 million under the TCA revolving note.  The proceeds, net of cash expenses, totaled $1.2 million and were used to (1) pay down $0.4 million of debt, (2) fund a $0.5 million investment in Nutra SA and (3) for general corporate purposes.  In July 2013, we borrowed an additional $0.6 million.  The net proceeds of $0.6 million were used to make a $0.1 million investment in Nutra SA and for general corporate purposes.  We expect the amount of our eligible receivables will limit our ability to borrow under this facility, such that our outstanding borrowings at any time are less than approximately $2.4 million.

Brazil

The Brazil segment used $0.4 million in operating cash in the first half of 2013, compared to $1.2 million of operating cash in the first half of 2012.  The reduction in use of cash was primarily the result of increased payables.  Irgovel negotiated extended payment terms with certain vendors during the second quarter of 2013.

Index
Irgovel is currently undergoing a capital expansion project involving installation of new equipment and improvements to existing infrastructure.  As of June 30, 2013, additional capital expenditures on the project are expected to total R$5.2 million ($2.3 million at the June 30, 2013 exchange rate) of which R$1.7 million  ($0.7 million) was included in accounts payable as of June 30, 2013.  Additional financing and/or capital will be required to complete the project.  As a result of the project, we also expect production at the Irgovel facility to shut down near the end of December 2013 for approximately 4-6 weeks while certain new equipment is brought on line.  The timing of this shut down is subject to change based on availability of funds, the timing of the delivery of equipment from suppliers, the availability of installers and other factors.  Where possible, we intend to stockpile certain inventory for sale during the period the plant is shutdown.  However, this inventory may not be adequate to timely fulfill all outstanding orders during this period.  In addition, during such shutdown, we will have to continue to expend capital to maintain the Irgovel facility and equipment.  Facility shut-down and subsequent restart expenses may adversely affect periodic results when these events occur.

The investors who hold a 49% interest in Nutra SA, which owns Irgovel, have the right to purchase from Nutra SA up to an additional 750,000 units for another $1.5 million.  If immediately prior to such purchase Nutra SA and Irgovel have sufficient cash to complete certain projects, then the units will have no voting rights.  In the second quarter of 2013, we transferred $0.7 million in cash from the Parent Company to Nutra SA.  In exchange, title was returned to us for certain equipment contributed to Nutra SA in December 2012 with an historical cost of $0.2 million.  We are currently attempting to raise funds to enable us to make an additional capital investment in Nutra SA, sufficient to (i) complete the projects (ii) provide the working capital Irgovel requires and (iii) maintain our 51% ownership interest in Nutra SA.

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

Index
PART II. OTHER INFORMATION

Item1.	Legal Proceedings

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

During the quarter ended June 30, 2013, we issued the securities described below without registration under the Securities Act.

On April 1, 2013, April 5, 2013, April 9, 2013, we issued to creditors convertible notes with principal amounts totaling $1.4 million, which are convertible into common stock at $0.07 per share and bear interest at an annual rate of 10.0%, and related warrants to purchase up to a total of 1,965,753 shares of common stock at an exercise price of $0.08 per share.  See the Debt note to the consolidated financial statements contained herein for further description of the transaction.

As a result of the convertible debt and related warrant issuances described above, we adjusted the exercise price and increased the number of shares underlying existing warrants to purchase common stock issued to the investors and advisors in the April 2008 equity financing, pursuant to the antidilution provisions contained in the respective warrants.  The shares underlying the warrants increased from 28,804,692 shares to 29,221,131 shares and the exercise price adjusted from $0.333 per share to $0.328 per share.  All of the changes were to warrants held by existing warrant holders without additional consideration pursuant to the terms of the respective financings, and no commission or other remuneration was paid or given directly or indirectly to any person in connection therewith.  The changes to the existing warrants were exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

On April 18, 2013, we increased the number of shares of common stock that each non-employee director automatically receives annually each January 1 under our 2010 Equity Incentive Plan from 250,000 to 1,000,000 shares.  In connection with the increase in the automatic director grant, in April 2013, we granted each of our five non-employee directors a stock option to purchase up to 750,000 shares of common stock.  Each option has an exercise price of $0.08 per share, vests in nine equal monthly installments ending December 31, 2013, and expires on April 18, 2023.

On April 18, 2013, we granted each of the three directors serving on the strategic committee of our board a stock option to purchase up to 250,000 shares of common stock.  Each option has an exercise price of $0.08 per share, vests in twelve equal monthly installments ending March 31, 2014 and expires on April 18, 2018.

On April 30, 2013, we issued 250,000 shares of our common stock pursuant to an investor relations advisor agreement.

Index
On May 24, 2013, we entered into agreements to allow each holder of existing subordinated convertible notes and warrants to invest in additional notes and related warrants and provided that each holder making an additional investment (i) receive 2.5 shares of our common stock for each dollar invested and (ii) agree to extend the maturity date for all of their convertible notes to July 2016.  Further, each holder of outstanding convertible notes could elect (PIK Election), in lieu of cash interest payments otherwise payable though June 2014 on their existing notes  to receive (i) an increase in the number of shares of common stock underlying their notes (ii) a warrant to purchase shares of our common stock and (iii) 2.5 shares of our common stock for each dollar of interest otherwise payable through June 2014.  On May 24, 2013, one subordinate convertible note holder made an additional investment of $0.4 million under the agreements in a subordinated convertible note in the principal amount of $0.4 million, which is convertible into common stock at $0.07 per share and bear interest at an annual rate of 10.0%, and warrants to purchase up to a total of 5,714,285 shares of common stock at an exercise price of $0.08 per share and a May 2018 expiration.  As a result, (i) the maturity date on existing notes in the principal amount of $1.1 million was extended from July 2015 to July 2016 and (ii) we issued 1,000,000 shares of common stock.  In addition, on May 24, 2013, we issued 496,644 shares of common stock, and in lieu of paying interest accrued through June 30, 2013 on all of the holder’s outstanding notes, (i) increased the shares of common stock underlying the holder’s outstanding notes 695,108 shares and (ii) issued equity warrants for the purchase of up to 695,108 shares of common stock, at an exercise price of $0.08 per share and a May 2018 expiration.

On June 19, 2013, two holders of subordinated convertible notes and warrants made a PIK Election.  As a consequence, we issued to these holders 108,611 shares of common stock, and in lieu of paying interest accrued through June 30, 2013, (i) increased the shares of common stock underlying their convertible notes by 174,059 shares and (ii) issued warrants for the purchase of 174,059 shares of common stock, at an exercise price of $0.08 per share and a May 2018 expiration.

On June 30, 2013, we issued 158,371shares of our common stock pursuant to a consulting agreement.

Unless otherwise indicated above, the securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933.  All issuances above were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA.  Pursuant to the terms of our senior debt instruments, we may not pay any dividends while the debentures or senior revolving credit facility are outstanding.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are attached hereto and filed herewith:

Index
Exhibit Number	Description of Exhibit
3.1	Amendment to Articles of Incorporation, filed with the Secretary of State of California on July 12, 2013 (filed herewith)
10.1
Senior Secured Revolving Credit Facility Agreement with TCA Global Credit Master Fund, LP, dated as of April 30, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 30, 2013)

10.2
Promissory Note issued to TCA Global Credit Master Fund, LP, dated as of April 30, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 30, 2013)

10.3
Form of Guaranty Agreement by Subsidiary Guarantors in favor of TCA Global Credit Master Fund, LP,  dated as of April 30, 2013  (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 30, 2013)

10.4
Security Agreement with TCA Global Credit Master Fund, LP, dated as of April 30, 2013(incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 30, 2013)

10.5
Form of Security Agreement, effective May 24, 2013, by Subsidiary Guarantors and TCA Global Credit Master Fund, LP (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 30, 2013)

10.6
Form of Pledge with TCA Global Credit Master Fund, LP, dated as of April 30, 2013(incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 30, 2013)

10.7
Amendment and Waiver Agreement with Hillair Capital Investments L.P., dated as of May 24, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 30, 2013)

10.8	Amended and Restated Security Agreement, dated as of May 24, 2013(filed herewith)
10.9	Amended and Restated Note and Warrant Purchase Agreement, dated as of May 24, 2013 (filed herewith)
10.10	Restated Subordination Agreement, dated as of May 24, 2013 (filed herewith)
10.11	Amendment 1 to Senior Secured Revolving Credit Facility Agreement with TCA Global Credit Master Fund, LP, dated as of July 18, 2013 (filed herewith)
10.12	Promissory Note issued to TCA Global Credit Master Fund, LP, dated as of July 18, 2013 (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Calculation Definition Document
101.LAB (1)	XBRL Taxonomy Extension Calculation Label Document
101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Document

(1)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2013

/s/ W. John Short
W. John Short
Chief Executive Officer

/s/ J. Dale Belt
Jerry Dale Belt
Chief Financial Officer