Form 10-Q
period 2013-09-30
RiceBran Technologies
filed 2013-11-12
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-32565
RiceBran Technologies
(Exact Name of Registrant as Specified in its Charter)

California	87-0673375
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6720 North Scottsdale Road, Suite 390	85253
Scottsdale, AZ	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act).  Yes □ No [X]

As of November 12, 2013, shares of the registrant’s common stock outstanding totaled 228,977,630.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Index
RiceBran Technologies
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited) (in thousands, except per share amounts)

	Three Months		Nine Months
	2013	2012	2013	2012

Revenues	$8,725	$9,349	$26,822	$28,806
Cost of goods sold	7,955	7,473	23,808	23,426
Gross profit	770	1,876	3,014	5,380

Operating expenses:
Selling, general and administrative	2,949	2,864	8,210	9,567
Professional fees	485	366	1,215	1,353
Impairment of property	-	-	300	1,069
Total operating expenses	3,434	3,230	9,725	11,989

Loss from operations	(2,664)	(1,354)	(6,711)	(6,609)

Other income (expense):
Interest income	48	3	74	66
Interest expense	(1,084)	(498)	(2,879)	(1,303)
Foreign currency exchange, net	(58)	209	(346)	(573)
Change in fair value of derivative warrant and conversion liabilities	576	3,502	(1,918)	4,008
Loss on extinguishment	-	(1,955)	(526)	(4,941)
Financing expense	-	(640)	(564)	(2,184)
Other income	22	18	27	25
Other expense	(152)	(59)	(358)	(176)
Total other income (expense)	(648)	580	(6,490)	(5,078)

Loss before income taxes	(3,312)	(774)	(13,201)	(11,687)
Income tax benefit	636	194	1,717	1,105
Net loss	(2,676)	(580)	(11,484)	(10,582)
Net loss attributable to noncontrolling interest in Nutra SA	605	212	1,633	1,184
Net loss attributable to RiceBran Technologies shareholders	$(2,071)	$(368)	$(9,851)	$(9,398)

Loss per share attributable to RiceBran Technologies shareholders
Basic	$(0.01)	$(0.00)	$(0.05)	$(0.05)
Diluted	$(0.01)	$(0.00)	$(0.05)	$(0.05)

Weighted average number of shares outstanding
Basic	225,858	204,869	216,490	204,048
Diluted	225,858	204,869	216,490	204,048

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Comprehensive Loss
Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited) (in thousands)

	Three Months		Nine Months
	2013	2012	2013	2012

Net loss	$(2,676)	$(580)	$(11,484)	$(10,582)

Other comprehensive income (loss) - foreign currency translation, net of tax	(89)	279	(901)	(958)
			.
Comprehensive loss, net of tax	(2,765)	(301)	(12,385)	(11,540)

Comprehensive loss attributable to noncontrolling interest, net of tax	648	75	2,074	1,653

Total comprehensive loss attributable to RiceBran Technologies shareholders	$(2,117)	$(226)	$(10,311)	$(9,887)

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Balance Sheets
September 30, 2013 and December 31, 2012
(Unaudited) (in thousands, except share amounts)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$701	$1,040
Restricted cash	1,919	1,919
Accounts receivable, net of allowance for doubtful accounts of $436 and $518 (variable interest entity restricted $2,154 and $2,505)	3,112	3,487
Inventories	1,560	1,994
Deferred tax asset	405	234
Income and operating taxes recoverable	592	1,167
Deposits and other current assets	895	975
Total current assets	9,184	10,816
Property, net (variable interest entity restricted $5,231 and $5,757)	25,820	28,457
Goodwill	4,331	4,773
Intangible assets, net	1,690	2,575
Other long-term assets	801	385
Total assets	$41,826	$47,006

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Accounts payable	$4,569	$3,021
Accrued expenses	5,217	4,509
Current maturities of debt (variable interest entity nonrecourse $7,679 and $7,013)	9,422	8,003
Total current liabilities	19,208	15,533

Long-term liabilities:
Long-term debt, less current portion (variable interest entity nonrecourse $7,126 and $7,454 )	12,355	11,581
Deferred tax liability	93	1,674
Derivative warrant liabilities	6,508	4,520
Total liabilities	38,164	33,308

Commitments and contingencies

Temporary Equity:
Redeemable noncontrolling interest in Nutra SA	7,488	9,262
Redeemable common stock (6,118,644 shares outstanding)	398	-
Total temporary equity	7,886	9,262

Equity:
Equity (deficit) attributable to RiceBran Technologies shareholders:
Preferred stock, 20,000,000 shares authorized and none issued	-	-
Common stock, no par value, 1,200,000,000 shares authorized, 220,719,404, and 207,616,097 shares issued and outstanding	212,045	210,396
Accumulated deficit	(214,271)	(204,420)
Accumulated other comprehensive loss	(1,998)	(1,540)
Total equity (deficit) attributable to RiceBran Technologies shareholders	(4,224)	4,436
Total liabilities, temporary equity and equity	$41,826	$47,006

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2013 and 2012
(Unaudited) (in thousands)

	2013	2012
Cash flow from operating activities:
Net loss	$(11,484)	$(10,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,975	3,623
Provision for doubtful accounts receivable	49	313
Stock and share-based compensation	524	879
Change in fair value of derivative warrant and conversion liabilities	1,918	(4,008)
Loss on extinguishment	526	2,184
Financing expense	564	4,941
Impairment of property	300	1,069
Deferred tax benefit	(1,717)	(1,105)
Other	525	189
Changes in operating assets and liabilities:
Accounts receivable	(253)	(737)
Inventories	463	(159)
Accounts payable and accrued expenses	2,595	1,147
Pre-petition liabilities	-	(1,615)
Other	493	(39)
Net cash used in operating activities	(2,522)	(3,900)

Cash flows from investing activities:
Purchases of property	(2,301)	(5,824)
Proceeds from sale of property	847	276
Payment for license	(1,200)	-
Receipts on notes receivable	-	700
Restricted cash	-	200
Other	-	(24)
Net cash used in investing activities	(2,654)	(4,672)

Cash flows from financing activities:
Payments of debt	(12,288)	(9,010)
Proceeds from issuance of debt, net of issuance costs	15,163	11,607
Proceeds from issuance of convertible debt and related warrants	537	3,563
Proceeds from sale of membership interest in Nutra SA	300	-
Proceeds from sale of membership interest in RBT PRO	1,200	-
Net cash provided by financing activities	4,912	6,160

Effect of exchange rate changes on cash and cash equivalents	(75)	(67)
Net change in cash and cash equivalents	(339)	(2,479)
Cash and cash equivalents, beginning of period	1,040	3,329
Cash and cash equivalents, end of period	$701	$850

Supplemental disclosures:
Cash paid for interest	$1,785	$1,162
Cash paid for income taxes	-	-

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

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2012.  The report of our independent registered public accounting firm that accompanies the audited consolidated financial statements for the year ended December 31, 2012, included in that Annual Report on Form 10-K, contains a going concern explanatory paragraph in which our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.  We have experienced significant losses and negative cash flows and have an accumulated deficit in excess of $200 million as of September 30, 2013.  Further, although we are focusing on raising additional funds to operate our business, there can be no assurances that these efforts will prove successful.

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

NOTE 2. BUSINESS

We are a human food ingredient, nutritional supplement, and animal nutrition company focused on the procurement, bio-refining and marketing of numerous products derived from rice bran.  We have proprietary and patented intellectual property that allows us to convert rice bran, one of the world’s most underutilized food sources, into a number of highly nutritious human food and animal nutrition products.  Our target markets are human food and animal nutrition manufacturers and retailers, as well as natural food, functional food and nutraceutical supplement manufacturers and retailers, both domestically and internationally.  We have developed a bio-refining approach to processing raw rice bran into various value added constituents such as stabilized rice bran (SRB), rice bran oil (RBO), defatted rice bran (DRB) and a variety of other valuable derivative products from each of these core products.

We have three reportable business segments: (i) USA, which manufactures and distributes SRB in various granulations along with other products derived from rice bran via proprietary and patented enzyme treatment processes; (ii) Brazil, which extracts crude RBO and DRB from rice bran, which are then further processed into a number of valuable human food and animal nutrition products; and (iii) Corporate, which includes includes corporate, administrative regulatory and compliance functions.  No allocations of expense are made from the Corporate segment to the other segments.  General corporate interest is not allocated.

The USA segment consists of two locations in California and two locations in Louisiana all of which can produce SRB. One of the two Louisiana SRB facilities, located in Lake Charles, has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB) and RiBalance (a complete rice bran nutritional package derived from further processing SRB).  The manufacturing facilities included in our USA segment have proprietary and patented processing equipment and technology for the stabilization and further processing of rice bran into finished products.  Approximately 55% of USA segment revenue was from sales of human food products and 45% was from sales of animal nutrition products.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The Brazil segment consists of the consolidated operations of Nutra SA, LLC, whose only operating subsidiary is Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human and animal food markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  DRB is sold in bulk as animal feed and compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market.  Approximately 40% of Brazil segment product revenue was from sales of RBO products and 60% was from sales of DRB products.

NOTE 3. LIQUIDITY AND MANAGEMENT’S PLAN

We continue to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern.  We currently have insufficient funds to support our operations and service our debt in the near term and have inadequate financing arrangements in place at this time.  Although we believe that we will be able to obtain the funds necessary to operate our business, there can be no assurances that our efforts will prove successful.  We engaged Maxim Group LLC to assist us with fundsraising, filed a preliminary prospectus on Form S-1 dated September 30, 2013, applied to Nasdaq to list our stock on that exchange and we are pursuing an equity raise.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In the ongoing effort to achieve profitability, significant emphasis will be placed on growing revenues.  The growth of revenues is expected to include the following:

•	growth in existing markets for stabilized rice bran (SRB), rice bran oil (RBO) and defatted rice bran (DRB);
•	expanding our product offerings and improving existing products;
•	aligning with, or acquiring, strategic partners who can provide channels for additional sales of our products; and
•	implementing price increases.

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

Below are reconciliations of the numerators and denominators in the EPS computations for the three and nine months ended September 30, 2013 and 2012.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months		Nine Months
	2013	2012	2013	2012
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to RiceBran Technologies shareholders	$(2,071)	$(368)	$(9,851)	$(9,398)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	225,858,089	204,869,055	216,490,418	204,048,405
Effect of dilutive securities outstanding	-	-	-	-
Diluted EPS - weighted average number of shares outstanding	225,858,089	204,869,055	216,490,418	204,048,405

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average exercise price for the three and nine months ended September 30, 2013, of $0.12 and $0.14)	36,316,853	38,470,601	35,982,391	39,047,278
Warrants (average exercise price for the three and nine months ended September 30, 2013, of $0.08 and $0.10)	143,383,394	200,625,443	150,330,663	142,682,836
Convertible debt (average conversion price for the three and nine months ended September 30, 2013, of $0.07)	87,750,893	83,361,071	90,436,829	57,473,568

The impact of potentially dilutive securities outstanding at September 30, 2013 and 2012, was not included in the calculation of diluted EPS in 2013 and 2012 because to do so would be antidilutive.  Those securities listed in the table above which were antidilutive in 2013 and 2012, which remain outstanding, could potentially dilute EPS in the future.

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

	September 30,	December 31,
	2013	2012
Cash and cash equivalents	$478	$562
Other current assets (restricted $2,154 and $2,505)	4,370	5,675
Property, net (restricted $5,231 and $5,757)	18,319	19,690
Goodwill and intangibles, net	5,185	6,215
Other noncurrent assets	24	54
Total assets	$28,376	$32,196

Current liabilities	$6,007	$5,141
Current portion of long-term debt (nonrecourse)	7,679	7,013
Long-term debt, less current portion (nonrecourse)	7,126	7,454
Other noncurrent liabilities	93	1,871
Total liabilities	$20,905	$21,479

Nutra SA’s debt is secured by its accounts receivable and property.  Our parent company and our non-Brazilian subsidiaries do not guarantee any of Nutra SA’s debt.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of changes in redeemable noncontrolling interest for the three and nine months ended September 30, 2013 and 2012, follows (in thousands).

	Three Months		Nine Months Ended
	2013	2012	2013	2012
Redeemable noncontrolling interest in Nutra SA, beginning of period	$7,836	$8,340	$9,262	$9,918
Investors' interest in net loss of Nutra SA	(605)	(212)	(1,633)	(1,184)
Investors' interest in other comprehensive loss of Nutra SA	(43)	137	(441)	(469)
Investors' purchase of additional units of Nutra SA	300	-	300	-
Redeemable noncontrolling interest in Nutra SA, end of period	$7,488	$8,265	$7,488	$8,265

In December 2010, we entered into a membership interest purchase agreement (MIPA) with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (Investors).  The Investors’ interest was 49.0% in all periods presented, until September 2013, when it increased to 49.7% as a result of the Investors’ contribution of an additional $0.3 million to Nutra SA.  In October 2013, we transferred an additional $0.3 million in cash to Nutra SA and in November 2013, the Investors contributed $0.9 million for additional units of Nutra SA, and the Investor’s interest decreased to 49.1%.  The Investors’ share of Nutra SA’s net income (loss) increases (decreases) redeemable noncontrolling interest.

Redeemable noncontrolling interest in Nutra SA is recorded in temporary equity, above the equity section and after liabilities on our consolidated balance sheets, because the Investors have the right to force a sale of Nutra SA assets in the future (see Drag Along Rights described below).  We have assessed the likelihood of the Investors exercising these rights as less than probable at September 30, 2013.  We will continue to evaluate the probability of the Investors exercising their Drag Along Rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors will exercise these rights.

We are restricted from competing with Nutra SA and Irgovel in Brazil as further described in the MIPA.

Under the limited liability company agreement for Nutra SA (LLC agreement), as amended, any units held by the Investors beginning January 1, 2014, accrue a yield at 4% (the Yield).  Commencing with the first quarter of 2014, Nutra SA must make distributions to the Investors quarterly in the amount equal to the previously accrued and unpaid Yield plus any additional distributions owed to the Investors.  Until March 31, 2014, or if at any time Nutra SA is past due on its obligations to pay the Investors the Yield, all amounts due to us for management fees or for shared employees as provided under the LLC Agreement shall be tolled and remain unpaid until all past due amounts, if any, owed to the Investors have been paid in full.

Following the payment of the Yield, Nutra SA must distribute all distributable cash (as defined in the LLC Agreement) to the members on March 31 of each year as follows: (i) first, to the Investors in an amount equal to a multiplier (Preference Multiple)  times the Investors’ capital contributions, less the aggregate amount of distributions paid to the Investors, (ii) second, to us in an amount equal to two times the capital contributions made by us, less the aggregate amount of distributions paid to us; and (iii) third, to us and the Investors in proportion to our respective membership interests.  The Preference Multiple is currently 2.3.

Under an October 2013 amendment of investment agreements, in November 2013, the Investors contributed an additional $0.9 million for units in Nutra SA and have the right to invest additional funds before December 31, 2013.  We also agreed to pay to Nutra SA ninety percent of any funds received (when and if received) from our restricted cash (see the Commitment and Contingencies note), with no resulting change in our Nutra SA voting rights.  The Preference Multiple may change as of December 31, 2013, to an amount dependent on fundings made by us (including from restricted cash) and the Investors in November and December 2013.  If the we fail to purchase at least $3.0 million of units between November 1 and December 31, 2013, an event of default will be automatically declared January 1, 2014, and the Preference Multiple will increase to 2.5 .  If at any time after November 1, 2013, our contributions for additional Nutra SA units between November 1 and December 31, 2013, plus funds contributed to Nutra SA from restricted cash, exceed the total of the Investor’s fourth quarter 2013 contributions by more than $4.0 million, the Preference Multiple will be reduced to 2.0.

In the second and third quarters of 2013, we transferred $0.7 million and $0.1 million in cash to Nutra SA.  In exchange, title was returned to us for certain equipment contributed to Nutra SA in December 2012 with an historical cost of $0.2 million.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

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

As of September 30, 2013, there have been no events of default.  Events of default, as defined in the MIPA and the October 2013 amendment of investment agreements, are:

•	A Nutra SA business plan deviation, defined as the occurrence, for 2014, of a 20% unfavorable variation in two out of three of the following: (i) revenue, (ii) earnings before interest, taxes, depreciation and amortization (EBITDA) or (iii) debt,
•	A Nutra SA EBITDA default, which is defined as the failure to achieve 85% of planned EBITDA for three consecutive quarters,
•	A material problem, which is defined as a material problem in a facility (unrelated to changes in law, weather, etc.) likely to cause a Nutra SA business plan deviation or Nutra SA EBITDA default, which results in damages not at least 80% covered by insurance proceeds,
•	Failure of Irgovel to meet minimum quarterly processing targets beginning in the second quarter of 2014, or
•	Failure of Irgovel to achieve EBITDA of at least $4.0 million in any year after 2014.

As of September 30, 2013, there have been no qualifying events.  The LLC agreement defines a qualifying event as any event prior to September 16, 2014, which results, or will result, in (i) a person or group of persons exercising the right to appoint members to our board of directors holding one third or more of the votes of all board members, (ii) the sale, exchange, pledge or use as guarantee of one half or more of our ownership interest in Nutra SA to a third party or (iii) the bankruptcy of RiceBran Technologies or Nutra SA.

The Investors have certain rights, summarized below, under an investor rights agreement and the LLC agreement, as further defined in the agreements.

•	Conversion Rights – The Investors may exchange units in Nutra SA for equity interests in our subsidiaries. After any exchange, the Investors would possess the same rights and obligations with respect to the securities of our subsidiaries, as they have in Nutra SA.
•	Global Holding Company (GHC) Roll-Up – If we form an entity, GHC, to hold our Brazil segment assets, the Investors may exchange units in Nutra SA for equity interests in GHC. The investors may exercise this right after the second anniversary of the formation of GHC or, if an event of default has occurred, after the GHC formation date. The appraised fair value of the Investors’ interest in Nutra SA would be used to determine the amount of ownership interest the Investors would receive in GHC.
•	RiceBran Technologies Roll-Up – The Investors may exchange units in Nutra SA for our common stock.. This right is available upon the earlier of January 2014 or upon an event of default. We may elect to postpone our obligation to complete the roll-up to January 2015 if the roll-up would result in over 25% of our common stock being owned by the Investors. The appraised fair value of the Investors’ interest in Nutra SA and the market price of our stock would be used to determine the amount of ownership interest the Investors would receive.
•	Drag Along Rights – The Investors have the right to force the sale of all Nutra SA assets after the earlier of January 1, 2015 or upon the failure to process a certain level of rice bran in the second and third quarters of 2014. The right terminates upon the occurrence of certain events (a $50 million Nutra SA initial public offering or a change of control, as defined). We may elect to exercise a right of first refusal to purchase the Investors’ interest instead of proceeding to a sale.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6. INVENTORIES

Inventories are composed of the following (in thousands):

	September 30,	December 31,
	2013	2012
Finished goods	$1,096	$1,146
Work in process	61	330
Raw materials	170	255
Packaging supplies	233	263
Total inventories	$1,560	$1,994

NOTE 7. PROPERTY

Property consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Land	$389	$403
Furniture and fixtures	357	358
Plant	14,964	14,362
Computer and software	1,452	1,407
Leasehold improvements	200	189
Machinery and equipment	15,298	15,053
Construction in progress	7,098	9,118
Property	39,758	40,890
Less accumulated depreciation	13,938	12,433
Property, net	$25,820	$28,457

Included in accounts payable at September 30, 2013, is $0.6 million related to amounts payable for capital expansion project additions.

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

RBT PRO, LLC (RBT PRO) was a wholly owned subsidiary whose only asset was the License acquired in March 2013.  In April 2013, we entered into a series of agreements with various affiliates of Wilmar International Limited (collectively Wilmar).  In connection therewith, we sold a 50% membership interest in RBT PRO to Wilmar for $1.2 million.  RBT PRO granted an exclusive, royalty free, perpetual sublicense of the License to Wilmar for use throughout China and to us for use worldwide, excluding China.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

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

There was no gain or loss recognized on these transactions because we entered the agreement with the partner in contemplation of the agreements with Wilmar.  Our investment in RBT PRO is zero as of September 30, 2013 and RBT PRO has had no net income or loss since inception.

NOTE 9. DEBT

The following table summarizes current and long-term portions of debt (in thousands).

	September 30,	December 31,
	2013	2012
Corporate segment:
Senior convertible revolving note, net	$1,608	$-
Senior convertible debentures, net	96	1,048
Subordinated convertible notes, net	5,230	4,041
Other	38	28
	6,972	5,117
Brazil segment:
Capital expansion loans	5,021	5,555
Equipment financing	210	201
Working capital lines of credit	3,767	2,227
Advances on export letters of credit	3,189	3,953
Special tax programs	2,618	2,531
	14,805	14,467
Total debt	21,777	19,584
Current portion	9,422	8,003
Long-term portion	$12,355	$11,581

Corporate Segment

As of September 30, 2013, our convertible debt consists of the following components (in thousands):

	Senior Convertible	Senior	Subordinated Convertible Notes
	Revolving Note	Convertible Debentures	Halpern Entities	Other Investors	Total
Principal outstanding	$1,558	$97	$2,600	$3,419	$7,674
Discount	(41)	(3)	(470)	(3,419)	(3,933)
Derivative conversion liabilities	91	2	1,267	1,833	3,193
Debt	$1,608	$96	$3,397	$1,833	$6,934

Debt - current portion	$1,608	$96	$-	$-	$1,704
Debt - long-term portion	-	-	3,397	1,833	5,230

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Senior Convertible Revolving Note

Under a revolving credit facility with TCA Global Credit Master Fund, LP (TCA), effective May 2013, as amended July 2013 and October 2013, we may borrow up to $8 million, based on the amount of eligible accounts receivable we provide to secure the repayment of the amounts borrowed.  We expect the amount of our eligible receivables will limit our ability to borrow under this facility, such that our outstanding borrowings at any time are less than approximately $2.8 million.  Borrowings under the agreement are evidenced by a revolving note which accrues interest at the rate of 12% per year and is due in January 2014.  We owe TCA various other fees under the agreement that are expected to average approximately 7% of average borrowings per year.

USA segment accounts receivable collections are required to be directed to a TCA owned account.  Collections TCA receives, in excess of amounts due for interest and fees and mandatory minimum cumulative repayments are treated as additional repayments and reduce amounts outstanding.  There are minimum repayments beginning in January 2014 and the note must be repaid in full by November 2014.  Minimum cumulative repayments are $0.6 million as of March 2014, $1.3 million as of June 2014 and $2.2 million as of September 2014.  Until cumulative repayments equal the required minimum, TCA may withhold 20% of collections.  We may request, on a weekly basis, that TCA advance us any amounts collected in excess of amounts (i) due for interest and fees and (ii) required to meet the minimum cumulative repayments.  During the second and third quarters of 2013, amounts outstanding under the agreement averaged $0.5 million and $1.5 million.

In May 2013, we borrowed $1.4 million under the TCA revolving note (first tranche).  The proceeds net of cash expenses totaled $1.2 million and were used to (i) pay down $0.4 million of debt, (ii) fund a $0.5 million investment in Nutra SA and (iii) for general corporate purposes.  In addition to cash expenses, we issued TCA 2,118,644 shares of our common stock with a market value of $0.2 million at issuance.  We also issued warrants to investment bankers with a fair value of $0.1 million for the purchase of 1,200,000 shares of common stock, exercisable at $0.08 per share, through May 2018.  The total $0.5 million costs incurred with the first tranche closing, consisting of $0.3 million of cash expenses and the $0.2 million fair value of the common stock and warrants were recorded as debt issuance costs in other long-term assets and are being amortized to interest expense over the term of the note.

In July 2013, we borrowed an additional $0.6 million under the TCA revolving note (second tranche).  The net proceeds of $0.6 million were used to make a $0.1 million investment in Nutra SA and for general corporate purposes.  In addition to cash expenses, we issued TCA 4,000,000 shares of our common stock with a market value of $0.2 million at issuance.  We issued warrants to investment bankers with a fair value of less than $0.1 million for the purchase of 514,286 shares of common stock, exercisable at $0.08 per share through July 2018.  The total $0.3 million costs incurred with the second tranche closing, consisting of $0.1 million of cash expenses and the $0.1 million fair value of the common stock and warrants were recorded as debt issuance costs in other long-term assets and are being amortized to interest expense over the remaining term of the note.

In October 2013, we borrowed an additional $0.8 million under the TCA revolving note (third tranche).  The net proceeds of $0.7 million were used to make a $0.3 million investment in Nutra SA and for general corporate purposes.  In addition to cash expenses, we issued TCA 1,333,333 shares of our common stock with a market value of $0.1 million at issuance.  We issued warrants to investment bankers with a fair value of less than $0.1 million for the purchase of 685,714 shares of common stock, exercisable at $0.08 per share through October 2018.  The total $0.1 million costs incurred with the third tranche closing, consisting of $0.1 million of cash expenses and the $0.1 million fair value of the common stock and warrants were  recorded as debt issuance costs in other long-term assets in the third quarter of 2013 and are also being  amortized to interest expense over the remaining term of the note.

We have guaranteed that TCA will realize a minimum of $0.5 million when shares of our common stock issued in connection with the three tranches are sold and, as a result of the amendment in October 2013, we must redeem the shares for a cash amount equal to the minimum in monthly installments beginning in January 2014 and ending in October 2014.  As of September 30, 2013, the 6,118,644 shares of common stock issued to TCA in connection with the first and second tranches, are recorded in temporary equity at $0.4 million, the fair value of the shares at issuance, which exceeds the redemption value of the shares at September 30, 2013.  The 1,333,333 shares of common stock issued to TCA in October 2013, will also be carried in temporary equity at the greater of their fair value at issuance or their current redemption value, until the redemption feature lapses.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Upon an event of default, as defined in the agreement, TCA has the right to voluntarily convert all or any portion of the outstanding principal, interest and other amounts due under the agreement into shares of our common stock at a conversion price equal to 85% of the lowest daily volume weighted average price during the five trading days immediately prior to the conversion date.  Because the conversion feature could require us to issue an indeterminate number of shares for settlement, the conversion feature is a derivative liability, classified as debt on our balance sheets.  If TCA voluntarily converts, we have guaranteed that TCA will realize a minimum per share, when shares of our common stock issued in connection with the conversion are sold, equal to the volume weighted average price of our common stock during the five trading days immediately prior to the conversion date.  As a result of the $0.1 million conversion liability associated with the first tranche and second tranches, we recorded debt discounts at issuance totaling $0.1 million which are amortizing to interest expense over the term of the revolving note.  At September 30, 2013, the conversion liability on the revolving note was $0.1 million.

During the term of the agreement, the Corporate and USA segments may not without TCA’s consent or approval, among other things, (i) enter into new debt (ii) make any new investments, except capital expenditures less than $0.3 million per year, (iii) issue or redeem stock, (iv) declare or pay dividends or make other distributions to shareholders, and (v) make loans and distributions of assets to any persons, including affiliates.

In connection with the TCA transaction, our factoring agreement was cancelled and we paid the $0.1 million outstanding balance on the agreement in the second quarter of 2013.

Senior Convertible Debentures

In the first and second quarter of 2013, the holder of the debentures converted $0.1 million and $0.3 million of the outstanding principal into 1,400,000 shares and 4,285,714 shares of our common stock, at a conversion price of $0.07.  We recognized, for each conversion, a loss on extinguishment of $0.1 million, representing the difference between the market values of the shares of common stock issued and the $0.1 million and $0.4 million carrying amounts of the debt (including the related derivative conversion liability), on the date of conversion.

Under a May 2013 amendment to the senior convertible debenture, we agreed to (i) prepay $0.3 million of the of the outstanding principal and (ii) issue 3,714,286 shares of common stock to the holder, and the holder agreed to share its  senior interest in its collateral pari passu with TCA.  The remaining $0.2 million principal is payable in equal monthly installments from July 2013 through December 2013.  Prior to the amendment, principal was due in equal monthly installments from June 2013 to January 2014.  We expensed the $0.3 million fair value of the shares issued in connection with the amendment and the $0.01 million cash amendment fees as loss on extinguishment.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

With regard to the issuances of convertible notes and related warrants listed in the table above, the total of (i) the $0.5 million fair value of the conversion features issued, (ii) the $0.5 million fair value of the liability warrants issued and (iii) the $0.1 million fair value of our common stock issued, exceeded the $0.5 million proceeds from these issuances, therefore we recorded financing costs of $0.6 million in the second quarter of 2013.  The initial debt discounts recorded for the convertible notes equaled the principal amount of the notes at issuance.  Because the fair value at issuance of the conversion features and warrants exceeded the proceeds from these issuances, in each case, under the effective interest method, this will result in the debt discount being expensed when the principal of the note matures or is redeemed, in proportion to the principal reduction.

In May 2013, we entered into agreements to allow each holder of existing subordinated convertible notes and warrants to invest in additional notes and related warrants and which provided that each holder making an additional investment (i) receive 2.5 shares of our common stock for each dollar invested and (ii) agree to extend the maturity date for all of their notes to July 2016.  Further, each holder of outstanding convertible notes could elect (PIK Election), in lieu of receiving cash interest payments otherwise payable though June 2014 on their existing convertible notes to receive (i) an increase in the number of shares of common stock underlying their notes (ii) an equity warrant to purchase shares of our common stock and (ii) 2.5 shares of our common stock for each dollar of interest otherwise payable through June 2014.  Holders making an additional investment were deemed under the agreement to have made a PIK Election.

One holder made an additional investment in a subordinated convertible note and related warrant of $0.4 million in May 2013 (included in the issuances discussed two paragraphs above), and, as a result, (i) the maturity date on the holder’s outstanding convertible notes in the principal amount of $1.1 million was extended from July 2015 to July 2016 and (ii) we issued 1,000,000 shares of common stock to the holder.  No gain or loss was recognized as a result of the extension of the maturity date of the existing notes as the terms were not substantially different.

Other holders of convertible notes in the principal amount of $0.3 million made the PIK Election, without making an additional investment.

As a consequence of the PIK Elections, in the second quarter of 2013, we issued 605,255 shares of common stock with a fair value of $0.2 million.  In lieu of paying certain interest, we (i) increased the shares of common stock underlying the holders’ convertible notes and (ii) issued the holders warrants (PIK warrants) at an exercise price of $0.08 per share, and a May 2018 expiration, as described in the table below:

Issuance	Second Quarter of 2013	Third Quarter of 2013
Increase in Shares of Common Stock Underlying PIK Warrant	869,167	652,680
Increase in Shares of Common Stock Underlying Notes	869,167	652,680
Increase in Note Principle Under PIK Election	$60,842	$45,688

The PIK warrants issued after we entered into the TCA debt agreement  are carried as derivative liabilities because the TCA debt is convertible into an indeterminate number of shares in the event of a default.  Those warrants  had a value of less than $0.1 million as of September 30, 2013.  Other PIK warrants were recorded in equity at their grant date fair value (less than $0.1 million).  We recognized a loss on extinguishment for the difference between the fair value of the consideration issued and the accrued interest as of the date of the PIK election.  Changes in fair value from increases in the shares of common stock underlying the PIK warrants and underlying the related convertible notes, related to the PIK Elections are recorded as interest expense.

Other Notes

In the second quarter of 2013, we also issued to Mr. Halpern a promissory note in the principal amount of $0.1 million, which was paid in full later in the quarter.

Brazil Segment

All Brazil segment debt is denominated in the Brazilian Real (R$), except advances on export letters of credit which are denominated in U.S. Dollars.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

In the first quarter of 2013, Irgovel received R$2.0 million ($1.0 million at the first quarter exchange rate) under a working capital line of credit agreement.  The lending bank withheld R$1.0 million ($0.5 million) of the amount borrowed in a bank account, until the second quarter of 2013, when Irgovel had sufficient accounts receivable in its borrowing base to withdraw the funds.  The working capital line is payable in monthly installments through September 2015 and bears interest at 17.0% per year.

In the third quarter of 2013, Irgovel converted R$1.6 million of payroll taxes payable into a debt agreement, payable in monthly installments through June 2018 and bears interest at 12.0%. per year.

NOTE 10. PRE-PETITION LIABILITIES

On November 10, 2009, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona in the proceeding entitled In re:  NutraCea, Case No. 2:09-bk-28817-CGC.  None of our subsidiaries were included in the bankruptcy filing.  Creditors voted overwhelmingly in favor of an amended plan of reorganization which called for the payment in full of all allowed claims, and the plan became effective on November 30, 2010.  In January 2012, we made our final $1.6 million distribution to the general unsecured creditors.

NOTE 11. EMPLOYEE BONUS PLAN

In 2010, our board of directors approved a cash incentive bonus plan.  As of November 12, 2013, the plan, as amended, provides for payment of $0.6 million to employees, still employed at the time of payment, when (i) we are cash flow positive, defined by our board as earnings before interest, taxes, depreciation, amortization and certain non-cash charges, and (ii) cash is available for the payment as determined by our board at its sole discretion.  In 2013, our board of directors approved an executive bonus plan which provides for payments of $0.3 million to employees, still employed at the time of payment, when cash is available for the payment as determined by our board at its sole discretion.  Because the consolidated operating cash flow and cash availability conditions were not met as of September 30, 2013, and December 31, 2012, our board of directors has not approved payments and no accruals have been recorded for these bonuses.

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

Purchase Commitments

As of September 30, 2013, future  capital expenditures on the Brazil segment capital expansion project are expected to total R$2.5 million ($1.1 million at the September 30, 2013 exchange rate) of which R$1.3 million ($0.6 million) was included in accounts payable as of September 30, 2013. We have a firm commitment and are obligated under contract for R$1.0 million ($0.4 million) of the future capital expenditures as of September 30, 2013.

Litigation

Irgovel Purchase

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  Our parent company has not been served with any formal notices in regard to this matter.  To date, only Irgovel has received formal legal notice.  In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration.  As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of September 30, 2013 and December 31, 2012, the balance in the escrow account was $1.9 million and is included in restricted cash in our balance sheets.  There is an escrow liability related to the lawsuit in accrued expenses on our balance sheets as of September 30, 2013 and December 31, 2012, totaling $1.3 million and $1.4 million.  When the escrow account was funded, we established an accrued liability equal to the amount of the escrow for contingencies and the net balance due to the Sellers under the terms of the Purchase Agreement.  As of September 30, 2013, $0.7 million of pre-acquisition contingencies have either been paid or specifically identified and accrued, leaving a balance of $1.4 million to settle any remaining contingencies.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.  We  agreed to pay ninety percent of any funds received from the escrow account to Nutra SA, with no resulting change in our Nutra SA voting rights.

Diabco Life Sciences, LLC

In January 2012, we filed a complaint in the Superior Court of California, Sacramento County, seeking damages arising out of Diabco Life Sciences, LLC’s (Diabco) breach of a 2008 promissory note in the principal amount of $0.5 million.  A one-day court trial took place in August 2013, at which time Diabco stipulated that total damages through July 2013, including interest and late fees, amounted to $0.9 million.  In September 2013, the court issued its tentative statement of decision indicating that judgment will be entered in our favor in the amount of $0.9 million as of July 2013, plus interest.  We are awaiting the court’s final statement of decision at which time judgment will be entered thereon.  We have not yet been able to assess the likelihood of realization of any judgment, if or when it is entered, and have no receivable from Diabco recorded in the accompanying financial statements.

NOTE 13. EQUITY, SHARE-BASED COMPENSATION AND LIABILITY WARRANTS

On October 28, 2013, our board of directors approved a 1 for 200 reverse split of our common stock.  Our stock has not yet begun trading on a post-split basis and, as a result, we have not yet reflected the effects of the reverse split in this filing.

A summary of equity activity for the nine months ended September 30, 2013, (in thousands, except share data) follows.

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Deficit	Loss	Equity
Balance, December 31, 2012	207,616,097	$210,396	$(204,420)	$(1,540)	$4,436
Share-based compensation, options	-	380	-	-	380
Conversion of senior subordinated debenture	5,685,714	500	-	-	500
Common stock issued for fees and services	7,417,593	613	-	-	613
Warrants issued for fees and services	-	156	-	-	156
Foreign currency translation	-	-	-	(458)	(458)
Net loss	-	-	(9,851)	-	(9,851)
Balance September 30, 2013	220,719,404	$212,045	$(214,271)	$(1,998)	$(4,224)

In June 2013, our shareholders approved an increase in the number of our authorized shares of common stock from 500,000,000 to 1,200,000,000.

A summary of stock option and warrant activity for the nine months ended September 30, 2013, follows.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

	Options			Equity and Liability Warrants
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2012	33,850,895	$0.16	6.3	161,353,777	$0.12	3.5
Granted (1)	7,500,000	0.08		10,916,171	0.08
Impact of anti-dilution clauses	-	-		416,437	NA
Exercised	-	-		-	-
Forfeited, expired or cancelled	(5,510,254)	0.27		(29,221,130)	0.33
Outstanding, September 30, 2013	35,840,641	$0.12	6.4	143,465,255	$0.08	3.6
Exercisable, September 30, 2013	28,977,482	$0.13	5.9	143,465,255	$0.08	3.6

(1)	Includes adjustments to shares underlying PIK warrants.

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

The April 2013 issuances of convertible debt and related warrants triggered the antidilution clauses in certain warrants and, as a result, we lowered the exercise price and increased the number of underlying shares on those liability warrants in April 2013.  The affected warrants subsequently expired later in April 2013 with 29,221,130 underlying shares.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes information related to outstanding warrants:

		As of September 30, 2013			As of December 31, 2012
Range of Exercise Prices	Type of Warrant	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.07-$0.08	Liability (1)	139,077,938	$0.08	3.6	131,397,900	$0.08	4.2
$0.08	Liability (2)	800,908	0.08	4.8	-	-	-
$0.08	Equity	2,435,225	0.08	4.7	-	-	-
$0.23	Equity	605,730	0.23	3.2	605,730	0.23	3.9
$0.33	Liability (1)	-	-	-	28,804,693	0.33	0.3
$0.69	Equity	545,454	0.69	0.1	545,454	0.69	0.8
		143,465,255	$0.08	3.6	161,353,777	$0.12	3.5

(1)	The warrant contain full ratchet anti-dilution provisions.
(2)	The warrants are classified as liability warrants because an indeterminate number of shares are issuable under the TCA debt agreement.

NOTE 14. SEGMENT INFORMATION

The tables below present segment information for the periods identified and provide reconciliations of segment information to total consolidated information (in thousands).

Three Months Ended September 30, 2013	Corporate	USA	Brazil	Consolidated
Revenues	$-	$3,065	$5,660	$8,725
Cost of goods sold	-	2,332	5,623	7,955
Gross profit	-	733	37	770
Depreciation and amortization (in selling, general and administrative)	(6)	(119)	(177)	(302)
Other operating expense	(1,292)	(622)	(1,218)	(3,132)
Loss from operations	$(1,298)	$(8)	$(1,358)	$(2,664)

Net loss attributable to RiceBran Technologies shareholders	$(1,433)	$(8)	$(630)	$(2,071)
Interest expense	666	-	418	1,084
Depreciation (in cost of goods sold)	-	207	468	675
Purchases of property	6	19	1,026	1,051

Nine Months Ended September 30, 2013	Corporate	USA	Brazil	Consolidated
Revenues	$-	$9,099	$17,723	$26,822
Cost of goods sold	-	6,895	16,913	23,808
Gross profit	-	2,204	810	3,014
Depreciation and amortization (in selling, general and administrative)	(17)	(358)	(576)	(951)
Other operating expense	(3,627)	(1,743)	(3,404)	(8,774)
Loss from operations	$(3,644)	$103	$(3,170)	$(6,711)

Net income (loss) attributable to RiceBran Technologies shareholders	$(8,255)	$103	$(1,699)	$(9,851)
Interest expense	1,541	-	1,338	2,879
Depreciation (in cost of goods sold)	-	665	1,359	2,024
Purchases of property	12	147	2,142	2,301

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended September 30, 2012	Corporate	USA	Brazil	Consolidated
Revenues	$-	$3,065	$6,284	$9,349
Cost of goods sold	-	2,184	5,289	7,473
Gross profit	-	881	995	1,876
Depreciation and amortization (in selling, general and administrative)	(175)	(145)	(201)	(521)
Intersegment fees	57	-	(57)	-
Impairment of property	-	-	-	-
Other operating expense	(836)	(662)	(1,211)	(2,709)
Loss from operations	$(954)	$74	$(474)	$(1,354)

Net income (loss) attributable to RiceBran Technologies shareholders	$(220)	$73	$(221)	$(368)
Interest expense	173	-	325	498
Depreciation (in cost of goods sold)	-	179	399	578
Purchases of property	-	6	2,025	2,031

Nine Months Ended September 30, 2012	Corporate	USA	Brazil	Consolidated
Revenues	$-	$9,629	$19,177	$28,806
Cost of goods sold	-	6,737	16,689	23,426
Gross profit	-	2,892	2,488	5,380
Depreciation and amortization (in selling, general and administrative)	(246)	(784)	(661)	(1,691)
Intersegment fees	169	-	(169)	-
Impairment of property	-	(1,069)	-	(1,069)
Other operating expense	(3,559)	(1,959)	(3,711)	(9,229)
Loss from operations	$(3,636)	$(920)	$(2,053)	$(6,609)

Net loss attributable to RiceBran Technologies shareholders	$(7,229)	$(937)	$(1,232)	$(9,398)
Interest expense	494	17	792	1,303
Depreciation (in cost of goods sold)	-	714	1,218	1,932
Purchases of property	-	72	5,752	5,824

The tables below present segment information for selected balance sheet accounts (in thousands).

	Corporate	USA	Brazil	Consolidated
As of September 30, 2013
Inventories	$-	$885	$675	$1,560
Property, net	59	7,442	18,319	25,820
Goodwill	-	-	4,331	4,331
Intangible assets, net	-	836	854	1,690
Total assets	3,328	10,122	28,376	41,826

As of December 31, 2012
Inventories	-	764	1,230	1,994
Property, net	36	8,731	19,690	28,457
Goodwill	-	-	4,773	4,773
Intangible assets, net	-	1,133	1,442	2,575
Total assets	3,201	11,609	32,196	47,006

All changes in goodwill between December 31, 2012 and September 30, 2013, relate to foreign currency translation.  Corporate segment total assets include cash, restricted cash, property and other assets.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents revenue by geographic area for the three and nine months ended September 30, 2013 and 2012 (in thousands).

	Three Months		Nine Months
	2013	2012	2013	2012
United States	$3,052	$2,685	$9,714	$8,501
Brazil	4,048	4,626	13,845	14,397
Other international	1,625	2,038	3,263	5,908
Total revenues	$8,725	$9,349	$26,822	$28,806

NOTE 15. FAIR VALUE MEASUREMENT

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of September 30, 2013, the fair value of our USA segment debt is approximately $2.6 million higher than the carrying value of that debt, based on current market rates for similar debt with similar maturities.  The fair value of our Brazil segment debt approximates the carrying value of that debt based on the current market rates for similar debt with similar maturities.

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

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

		Level 1	Level 2	Level 3	Total
September 30, 2013
Derivative warrant liabilities	(1)	$-	$-	$(6,508)	$(6,508)
Derivative conversion liabilities	(2)	-	-	(3,193)	(3,193)
Total liabilities at fair value		$-	$-	$(9,701)	$(9,701)

December 31, 2012
Derivative warrant liabilities	(1)	$-	$-	$(4,520)	$(4,520)
Derivative conversion liabilities	(2)	-	-	(2,199)	(2,199)
Total liabilities at fair value		$-	$-	$(6,719)	$(6,719)

(1)	These warrants are valued using the lattice model each reporting period and the resultant change in fair value is recorded in the statements of operations. The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants. The risk-free interest rate is determined by reference to the treasury yield curve rate of instruments with the same term as the warrant. Additional assumptions that were used to calculate fair value follow.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

	September 30, 2013	December 31, 2012
Risk-free interest rate	0.0% - 1.4%	0.1% - 0.7%
	(1.0% weighted average)	(0.6% weighted average)
Expected volatility	90%	93%

(2)	These conversion liabilities are valued using a lattice model each reporting period and the resultant change in fair value is recorded in the statements of operations. The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current conversion price of the debt. The risk-free interest rate is determined by reference to the treasury yield curve rate of instruments with the same term as the underlying debt. Additional assumptions that were used to calculate fair value follow.

	September 30, 2013	December 31, 2012
Risk-free interest rate	0.0-0.6%	0.2-0.3%
	(0.4% weighted average)	(0.3% weighted average)
Expected volatility	90%	93%

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3		Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)
Nine Months Ended September 30, 2013
Derivative warrant liability	$(4,520)	$(1,413)	$(575)	$-		$(6,508)	$(1,413)
Derivative conversion liability	(2,199)	(505)	(588)	99	(2)	(3,193)	(896)
Total Level 3 fair value	$(6,719)	$(1,918)	$(1,163)	$99		$(9,701)	$(2,309)

Nine Months Ended September 30, 2012
Derivative warrant liability	$(1,296)	$1,142	$(6,983)	$711	(2)	$(6,426)	$1,414
Derivative conversion liability	-	2,866	(4,466)	(105)		(1,705)	2,866
Total Level 3 fair value	$(1,296)	$4,008	$(11,449)	$606		$(8,131)	$4,280

(1)	Included in change in fair value of derivative warrant and conversion liabilities in our consolidated statements of operations.
(2)	Represents transfers to equity as a result of the exercise of a warrant in 2012 and conversion of debt in 2013.

The following tables summarize the fair values by input hierarchy of items measured at fair value in our balance sheets on a nonrecurring basis (in thousands).

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

						2013
		As of September 30, 2013				Impairment
		Level 1	Level 2	Level 3	Total	Losses
						(1)
Property, net	(1)	$-	$-	$394	$394	$300
Property, net		$-	$-	$394	$394	$300

						2012
		As of December 31, 2012				Impairment
		Level 1	Level 2	Level 3	Total	Losses
						(1)
Property, net	(1)	$-	$-	$1,058	$1,058	$1,069
Property, net		$-	$-	$1,058	$1,058	$1,069

(1)	Machinery and equipment not currently in use was evaluated for impairment and as a result was written down to estimated fair value in the first quarter of 2013 and the second quarter of 2012. Fair value is an estimate of net realizable value comprised of an estimate of proceeds from sale, based on an internal evaluation of market conditions, less estimated costs to sell. The estimate of net realizable value is subject to change.

NOTE 16. RELATED PARTY TRANSACTIONS

Transactions with Director Baruch Halpern

In January 2012, Baruch Halpern became a member of our board of directors.  Mr. Halpern is the principal in Halpern Capital, Inc. (HC).  Under a February 2011 financial advisor agreement, we were obligated to pay HC success fees ranging from 2.5% to 5.0% of the consideration received from certain equity, convertible securities or debt transactions.  We were also required to issue warrants to purchase shares of common stock that equaled from 2.5% to 5.0% of the consideration received in those transactions, divided by either the market price of the common stock or the conversion price of the securities issued in the transaction.  This agreement terminated April 1, 2012, however we remained obligated to pay HC success fees and issue HC warrants on any transaction with an investor introduced by HC though March 31, 2013.

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

Mr. Halpern held as of September 30, 2013 and December 31, 2012, $2.6 million of subordinated convertible notes.  During the three and nine months ended September 30, 2013, we accrued $0.1 million  and $0.2 million of interest on the convertible notes beneficially owned by Mr. Halpern and paid $0.1 million and $0.1 million  of interest.  During the three and nine months ended September 30, 2012, we accrued $0.1 million and $0.2 million of interest on the convertible notes beneficially owned by Mr. Halpern and paid $0.1 million and $0.2 million  of interest.  During the three and nine months ended September 30, 2012, we received $0.1 million of cash in connection with issuances of convertible debt and related warrants to entities beneficially owned by Mr. Halpern.  We made no convertible note principal payments in any period presented.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Other Transactions with Directors  and Officer

W. John Short, CEO and director, invested $50 thousand in the January 2012 subordinated convertible notes and related warrants and $25 thousand in the April 2013 subordinated convertible notes and related warrants.  During the three and nine months ended September 30, 2013, we paid less than $1 thousand of interest on the convertible notes and during the nine months ended September 30, 2012, we paid $2 thousand of interest.  In June 2013, Mr. Short made a PIK Election for interest accruing under the notes from February 2013 through June 2014.  In connection with the election, we issued to Mr. Short 16,490 shares of common stock and a PIK warrant, currently with 40,804 underlying shares of common stock, and we increased the shares underlying Mr. Short’s convertible notes by 40,804  shares as payment for interest accruing under the convertible notes from February 2013 through September 2013.

NOTE 17. H&N ACQUISITION

In September 2013, we entered into an agreement to purchase all of the outstanding capital stock of H&N Distribution, Inc. (H&N), H&N blends and manufactures functional foods and also distributes food ingredients and products.  We agreed to pay $2.0 million in cash and issue between 37,500,000  and 47,500,000 shares of our common stock.  The number of shares issued will depend on H&N’s adjusted earnings before interest, taxes, depreciation and amortization, as defined in the agreement.   Closing of the transaction must occur no later than March 31, 2014, and is subject to certain conditions including, but not limited to, the results of our due diligence and a successful equity fund raising of at least $7.5 million.  We also entered into an employment agreement with the chief executive officer of H&N which will be effective upon closing of the acquisition and terminate December 31, 2018.  Under the employment agreement the founder will receive an annual base salary of $0.2 million and be eligible for a bonus of up to $0.3 million  per year.

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

We continue to experience losses and negative cash flows from operations on a consolidated basis, which raises substantial doubt about our ability to continue as a going concern.  We currently have insufficient funds to support our operations and service our debt in the near term and have inadequate financing arrangements in place at this time.  Although we believe that we will be able to obtain the funds necessary to continue as a going concern there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We are a human food ingredient, nutritional supplement, and animal nutrition company focused on the procurement, bio-refining and marketing of numerous products derived from rice bran.  We have proprietary and patented intellectual property that allows us to convert rice bran, one of the world’s most underutilized food sources, into a number of highly nutritious human food and animal nutrition products.  Our target markets are human food and animal nutrition manufacturers and retailers, as well as natural food, functional food and nutraceutical supplement manufacturers and retailers, both domestically and internationally.  We have developed a bio-refining approach to processing raw rice bran into various value added constituents such as stabilized rice bran (SRB), rice bran oil (RBO), defatted rice bran (DRB) and a variety of other valuable derivative products from each of these core products.

We have three reportable business segments: (i) USA, which manufactures and distributes SRB in various granulations along with other products derived from rice bran via proprietary and patented enzyme treatment processes; (ii) Brazil, which extracts crude RBO and DRB from rice bran, which are then further processed into a number of valuable human food and animal nutrition products and (iii) Corporate, which includes our corporate administrative, regulatory and compliance functions.  No allocations of expense are made from the Corporate segment to the other segments.  General corporate interest is not allocated.  For further information on segment results see the Segment Information note to the consolidated financial statements included herein.

The USA segment consists of two locations in California and two locations in Louisiana, all of which can produce SRB. One of the two Louisiana SRB facilities, located in Lake Charles, has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB) and RiBalance (a complete rice bran nutritional package derived from further processing SRB).  The manufacturing facilities included in our USA segment have proprietary and patented processing equipment and technology for the stabilization and further processing of rice bran into finished products.  Approximately 55% of USA segment revenue is from sales of human food products and 45% is from sales of animal nutrition products.

The Brazil segment consists of the consolidated operations of Nutra SA, LLC, whose operating subsidiary is Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human and animal food markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  DRB is sold in bulk as animal feed and compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market.  Approximately 40% of Brazil segment product revenue was from sales of RBO products and 60% was from sales of DRB products.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Consolidated net loss attributable to RiceBran Technologies shareholders for the three months ended September 30, 2013, was $2.1 million compared to $0.4 million for the three months ended September 30, 2012.  Loss before income taxes increased $2.5 million as a result of the $1.3 million increase in loss from operations and the $1.2 million increase in other expense.

Index

Revenue and Gross Profit

Revenues (in thousands):

	Three Months Ended September 30,
	2013	% of Total Revenues	2012	% of Total Revenues	Change	% Change
USA segment	$3,065	35.1	$3,065	32.8	$-	-
Brazil segment	5,660	64.9	6,284	67.2	(624)	(9.9)
Total revenues	$8,725	100.0	$9,349	100.0	$(624)	(6.7)

Consolidated revenues for the three months ended September 30, 2013, were $8.7 million compared to $9.3 million in the prior year period, a decrease of $0.6 million, or 6.7%.  Third quarter 2013 USA segment revenues remained largely unchanged from the third quarter of 2012.  Brazil segment revenues decreased $0.6 million in the third quarter of 2013 compared to the third  quarter of 2012, as a result of the 11.4% decline in the average exchange rate between these periods and a 11.4% decline in revenue per ton due to competitive price presssure.  On a local currency basis, prior to translation into US dollars, Brazil segment revenues increased 1.7% quarter over quarter.

Gross profit (in thousands):

	Three Months Ended September 30,
	2013	Gross Profit %	2012	Gross Profit %	Change	Change in Gross Profit %
USA segment	$733	23.9	$881	28.7	$(148)	(4.8)
Brazil segment	37	0.7	995	15.8	(958)	(15.1)
Total gross profit	$770	8.8	$1,876	20.1	$(1,106)	(11.3)

Consolidated gross profit in 2013 decreased $1.1 million, or 11.3 percentage points, to $0.8 million for the three months ended September 30, 2013, compared to $1.9 million in the prior year period.

The USA segment gross profit declined $0.1 million, to $0.7 million in the third quarter of 2013, from $0.9 million in the third quarter of 2012, due to higher cost of purchasing bran in 2013 compared to 2012.  Raw bran and related third party bran processing costs increases impacted margin by 4.4 percentage points.  Continuing competitive pressure for animal nutrition product revenues has restrained our ability to pass along these higher costs.

The Brazil segment gross profit declined $1.0 million, or 15.1 percentage points, from 15.8 to .07.  The decline is primarily related to the following factors:

•	While raw bran costs at the end of each quarter were relatively unchanged, the volume of raw bran processed declined 5.7%. Since a significant portion of plant operating costs are relatively fixed, lower volumes result in higher per unit production costs and negatively impacts gross profit percentage.
•	Revenue per ton sold declined by 11.4%, contributing to lower revenues as noted above. A minor shift towards lower margin bulk and bagged animal feed products was also a revenue challenge.
•	Labor costs were approximately 7% higher quarter over quarter due to the annual negotiated labor agreement which went into effect in June of 2013.
•	Plant operational efficiency at Irgovel continues to be affected by the ongoing capital expansion project. Periodic rolling plant shut downs occur out of necessity as new equipment is installed and/or adjusted. A final plant shut down is scheduled to begin at the end of December and last for six to eight weeks.

Index
Operating Expenses (in thousands):

	Three Months Ended September 30, 2013
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$912	$741	$1,296	$2,949
Professional fees	386	-	99	485
Intersegment fees	-	-	-	-
Total operating expenses	$1,298	$741	$1,395	$3,434

	Three Months Ended September 30, 2012
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$870	$807	$1,187	$2,864
Professional fees	141	-	225	366
Intersegment fees	(57)	-	57	-
Total operating expenses	$954	$807	$1,469	$3,230

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$(42)	$66	$(109)	$(85)
Professional fees	(245)	-	126	(119)
Intersegment fees	(57)	-	57	-
Total operating expenses	$(344)	$66	$74	$(204)

Consolidated operating expenses were $3.4 million for the third quarter of 2013, compared to $3.2 million for the third quarter of 2012.  The increase in expense of $0.2 million was primarily related to a $0.2 million increase in Corporate segment legal and financial advisor fees.  A reduction in Corporate segment depreciation expense of $0.2 million between periods, related to property fully depreciated in 2012, was offset by an increase in Corporate segment payroll and benefits of $0.2 million, as a result of accrued bonuses being reversed in the third quarter of 2012.

Brazil segment selling, general and administrative fees increased $0.1 million. The $0.2 million reduction in expense from the 11.4% change in exchange rates between periods was offset by $0.2 million of severance costs associated with headcount reductions.  Brazil segment professional fees decreased $0.1 million because, effective January 1, 2013, fees to the investors in Nutra SA LLC (Nutra SA) are no longer being paid.  The investors in Nutra SA have agreed to waive all investor fees until further notice.

Index
Other Income (Expense) (in thousands):

	Three Months Ended September 30, 2013
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$48	$48
Interest expense	(666)	-	(418)	(1,084)
Foreign currency exchange, net	-	-	(58)	(58)
Change in fair value of derivative warrant and conversion liabilities	576	-	-	576
Other	(46)	-	(84)	(130)
Other income (expense)	$(136)	$-	$(512)	$(648)

	Three Months Ended September 30, 2012
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$3	$3
Interest expense	(173)	-	(325)	(498)
Foreign currency exchange, net	-	-	209	209
Change in fair value of derivative warrant and conversion liabilities	3,502	-	-	3,502
Loss on extinguishment	(1,955)	-	-	(1,955)
Financing expense	(640)	-	-	(640)
Other	-	-	(41)	(41)
Other income (expense)	$734	$-	$(154)	$580

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$45	$45
Interest expense	(493)	-	(93)	(586)
Foreign currency exchange, net	-	-	(267)	(267)
Change in fair value of derivative warrant and conversion liabilities	(2,926)	-	-	(2,926)
Loss on extinguishment	1,955	-	-	1,955
Financing expense	640	-	-	640
Other	(46)	-	(43)	(89)
Other income (expense)	$(870)	$-	$(358)	$(1,228)

Consolidated other expense was $0.6 million for the third quarter of 2013, compared to other income of $0.6 million for the third quarter of 2012.  The increase in other expense of $1.2 million was comprised of the following:

•	a $0.6 million increase in interest expense, as a result of an increase in average debt and interest bearing payables outstanding in both the Corporate and Brazil segments;
•	a $0.3 million increase in foreign currency exchange expense, related to the Brazil segments US Dollar denominated debt, as a result of the 11.4% decline in the average exchange rate between periods;
•	a Corporate segment $2.9 million reduction in income from the change in the fair value of derivative warrant and conversion liabilities. Our liability warrants and conversion liabilities are valued using the lattice model each reporting period and the resulting change in fair value is recorded in the statements of operations. The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants and make certain other assumptions. The favorable impacts from the changes in our stock price between periods offset the unfavorable impacts of the issuance of new derivative liabilities in the third quarter of 2012.
•	These above increases were offset by the impacts of the Corporate segment loss on extinguishment of $2.0 million and financing expense $0.6 million in 2012.

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Consolidated net loss attributable to RiceBran Technologies shareholders for the nine months ended September 30, 2013, was $9.9 million, or $0.05 per share, compared to $9.4 million, or $0.05 per share, in the prior period.  The $2.4 million decline in gross profit was offset by a $2.3 million improvement in operating expenses, resulting in a $0.1 million increase in loss from operations between periods.

Index
Revenue and Gross Profit

Revenues (in thousands):

	Nine Months Ended September 30,
	2013	% of Total Revenues	2012	% of Total Revenues	Change	% Change
USA segment	$9,099	33.9	$9,629	33.4	$(530)	(5.5)
Brazil segment	17,723	66.1	19,177	66.6	(1,454)	(7.6)
Total revenues	$26,822	100.0	$28,806	100.0	$(1,984)	(6.9)

Consolidated revenues for the nine months ended September 30, 2013, were $26.8 million compared to $28.8 million in the prior year period, a decrease of $2.0 million, or 6.9%.

USA segment revenues decreased $0.5 million, or 5.5%, in the first nine months of 2013 compared to the first nine months of 2012.  Animal feed product revenues decreased $0.7 million on lower volume while human nutrition product revenues increased $0.2 million.  The decline in animal feed revenue was attributable to the loss of one customer.

Brazil segment revenues decreased $1.5 million, or 7.6%, in the first nine months of 2013 compared to the first nine months of 2012.  Revenues decreased $1.8 million as a result of the 9.4% decline in the average exchange rate between these periods.  On a local currency basis, prior to translation into US dollars, Brazil segment revenues increased 2.0% period over period.  Offsetting this $1.8 million decline was a 6.6 % increase in revenue per ton.  As part of a capital expansion project, we improved our animal feed production capabilities and launched new products which were unavailable for sale in 2012.

Gross profit (in thousands):

	Nine Months Ended September 30,
	2013	Gross Profit %	2012	Gross Profit %	Change	Change in Gross Profit %
USA segment	$2,204	24.2	$2,892	30.0	$(688)	(5.8)
Brazil segment	810	4.6	2,488	13.0	(1,678)	(8.4)
Total gross profit	$3,014	11.2	$5,380	18.7	$(2,366)	(7.5)

Consolidated gross profit in 2013 decreased $2.4 million, or 7.5 percentage points, to $3.0 million for the nine months ended September 30, 2013, compared to $5.4 million in the prior year period.

The USA segment gross profit declined $0.7 million, to $2.2 million in the first nine months of 2013, from $2.9 million in the first nine months of 2012, due to the impact of higher raw bran prices in 2013 compared to 2012.  Raw bran and related third party bran processing costs increases impacted margin by 7.5 percentage points.  Continuing competitive pressure for animal nutrition product revenues has restrained our ability to pass along these higher costs.

The Brazil segment gross profit declined $1.7 million, or 8.4 percentage points, from 13.0 to 4.6.  The amount of raw bran processed was 3.8% lower in the first nine months of 2013 than in the comparable 2012 period.  Since a significant portion of plant operating costs are fixed, lower volumes result in higher per unit production costs and negatively impacts gross profit percentage.  Plant operational efficiency at Irgovel continues to be affected by the ongoing capital expansion project.  Periodic rolling plant shut downs have been necessary throughout the first nine months of the year as new equipment is installed and/or adjusted.  A final plant shut down is scheduled to begin at the end of December and last for six to eight weeks.

Index
Operating Expenses (in thousands):

	Nine Months Ended September 30, 2013
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$2,794	$1,801	$3,615	$8,210
Professional fees	850	-	365	1,215
Impairment of property	-	300	-	300
Total operating expenses	$3,644	$2,101	$3,980	$9,725

	Nine Months Ended September 30, 2012
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$3,263	$2,743	$3,561	$9,567
Professional fees	542	-	811	1,353
Intersegment fees	(169)	-	169	-
Impairment of property	-	1,069	-	1,069
Total operating expenses	$3,636	$3,812	$4,541	$11,989

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$469	$942	$(54)	$1,357
Professional fees	(308)	-	446	138
Intersegment fees	(169)	-	169	-
Impairment of property	-	769	-	769
Total operating expenses	$(8)	$1,711	$561	$2,264

Consolidated operating expenses were $9.7 million for the first nine months of 2013, compared to $12.0 million for the first nine months of 2012, an improvement of $2.3 million.  The improvement related to lower selling, general and administrative expenses (SG&A) and lower impairment charges.

The improvement in Corporate segment SG&A of $0.5 million related to (i) a $0.2 million reduction in compensation expense for stock options and payroll as a result of reduction in force and the end of stock option vesting periods and (ii) $0.2 million lower depreciation expense.

USA segment SG&A expenses decreased $0.9 million due to a $0.4 million change in gain on sale of excess property and $0.4 million lower depreciation expense.  Depreciation expense was lower in 2013 as a result of an impairment charge taken in the second quarter of 2012.  On a combined basis, Corporate and USA segment SG&A declined a total of $1.4 million.

Brazil segment SG&A expense decreased $0.1 million.  The $0.4 million reduction in expense from the 9.4% change in exchange rate between periods was offset by $0.4 million in severance costs associated with 2013 headcount reductions.

Brazil segment professional fees decreased $0.4 million because effective January 1, 2013, the Brazil segment no longer pays investor fees to the investors in Nutra SA.  The investors in Nutra SA have agreed to waive all investor fees until further notice.  The impact of the lower Brazil segment professional fees was largely offset by the higher Corporate segment legal fees.

The reduction in USA segment impairment charges between periods contributed $0.8 million to the improvement in consolidated operating expense.  The impairment charge in the nine months ended September 30, 2012, related to the impairment of machinery and equipment not currently in use, which was written down $1.1 million to its estimated fair value in the second quarter of 2012.  In the first quarter of 2013, we reevaluated the machinery and equipment not in use and, based on current market conditions, recorded an additional impairment of $0.3 million.  The estimate of net realizable value is subject to change.

Index
Other Income (Expense) (in thousands):

	Nine Months Ended September 30, 2013
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$74	$74
Interest expense	(1,541)	-	(1,338)	(2,879)
Foreign currency exchange, net	-	-	(346)	(346)
Change in fair value of derivative warrant and conversion liabilities	(1,918)	-	-	(1,918)
Loss on extinguishment	(526)	-	-	(526)
Financing expense	(564)	-	-	(564)
Other	(63)	-	(268)	(331)
Other income (expense)	$(4,612)	$-	$(1,878)	$(6,490)

	Nine Months Ended September 30, 2012
	Corporate	USA	Brazil	Consolidated
Interest income	$19	$-	$47	$66
Interest expense	(494)	(17)	(792)	(1,303)
Foreign currency exchange, net	-	-	(573)	(573)
Change in fair value of derivative warrant and conversion liabilities	4,008	-	-	4,008
Loss on extinguishment	(4,941)	-	-	(4,941)
Financing expense	(2,184)	-	-	(2,184)
Other	-	-	(151)	(151)
Other income (expense)	$(3,592)	$(17)	$(1,469)	$(5,078)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$(19)	$-	$27	$8
Interest expense	(1,047)	17	(546)	(1,576)
Foreign currency exchange, net	-	-	227	227
Change in fair value of derivative warrant and conversion liabilities	(5,926)	-	-	(5,926)
Loss on extinguishment	4,415	-	-	4,415
Financing expense	1,620	-	-	1,620
Other	(63)	-	(117)	(180)
Other income (expense)	$(1,020)	$17	$(409)	$(1,412)

Consolidated other expense was $6.5 million for the first nine months of 2013, compared to other expense of $5.1 million for the first nine months of 2012.  The $1.4 million increase in other expense was comprised of the following:

•	a $1.6 million increase in interest expense, as a result of (i) an increase in average debt and interest bearing payables outstanding in both the Corporate and Brazil segments and (ii) the increase in interest expense in the Corporate segment as a result of amortizing the debt discount on a senior debenture when the principal was paid in 2013;
•	a Corporate segment $5.9 million increase in expense from the change in the fair value of derivative warrant and conversion liabilities. Our liability warrants and conversion liabilities are valued using the lattice model each reporting period and the resulting change in fair value is recorded in the statements of operations. The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants and make certain other assumptions. The negative impacts as a result of the changes in our stock price between periods and the unfavorable impacts of the increase in average outstanding derivative contracts contributed to the increase in expense.

These higher expenses were offset by:

•	the $4.4 million reduction in Corporate segment loss on extinguishment. In 2013, the extinguishment losses were related to the conversion of $0.3 million of our senior debenture and the prepayment of $0.3 million on those debentures as described in the Debt note to the consolidated financial statements included herein;
•	the $1.6 million reduction in Corporate segment financing expense. In 2013, the loss was associated with the issuance of subordinated convertible notes and related warrants and represented the excess of the fair value of the derivative conversion and warrant liabilities, and other consideration, at issuance over the proceeds from issuance, as described in the Debt footnote to the consolidated financial statements;
•	a $0.2 million improvement in foreign exchange, related to the Brazil segments US Dollar denominated debt, as a result of the 9.4% decline in the average exchange rate between periods.

Index
Liquidity and Capital Resources

We continue to experience losses and negative cash flows from operations on a consolidated basis which raises substantial doubt about our ability to continue as a going concern.  We currently have insufficient funds to support our operations and service our debt in the near term and have inadequate financing arrangements in place at this time.  Although we believe that we will be able to obtain the funds necessary to continue as a going concern, there can be no assurances that our efforts will prove successful.  We engaged Maxim Group LLC to assist us with fundsraising, filed a preliminary prospectus on Form S-1 dated September 30, 2013, applied to Nasdaq to list our stock on that exchange and we are pursuing an equity raise.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

With respect to liquidity and capital resources, we manage the Brazil segment, consisting currently of our plant in Brazil, separately from our U.S. based Corporate and USA segments.  Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA.  Cash used in operating activities for the nine months ended September 30, 2013 and 2012, is presented below by segment (in thousands).

	Nine Months Ended September 30, 2013
	Corporate and USA	Brazil	Consolidated
Net loss	$(8,152)	$(3,332)	$(11,484)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,040	1,935	2,975
Change in fair value of derivative warrant and conversion liabilities	1,918	-	1,918
Loss on extinguishment	526	-	526
Financing expense	564	-	564
Impairment of property	300	-	300
Other adjustments, net	703	(1,322)	(619)
Changes in operating assets and liabilities	437	2,861	3,298
Net cash used in operating activities	$(2,664)	$142	$(2,522)

	Nine Months Ended September 30, 2012
	Corporate and USA	Brazil	Consolidated
Net loss	$(8,166)	$(2,416)	$(10,582)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,744	1,879	3,623
Change in fair value of derivative warrant and conversion liabilities	(4,008)	-	(4,008)
Loss on extinguishment	4,941	-	4,941
Financing expense	2,184	-	2,184
Impairment of property	1,069	-	1,069
Other adjustments, net	1,068	(792)	276
Changes in operating asset and liabilities:
Pre-petition liabilities	(1,615)	-	(1,615)
Other changes, net	(397)	609	212
Net cash used in operating activities	$(3,180)	$(720)	$(3,900)

Corporate and USA

On a combined basis, the Corporate and USA segments used $2.7 million of cash in operating activities in the first nine months of 2013 compared to $3.2 million in the first nine months of 2012.

In the ongoing effort to achieve profitability, significant emphasis will be placed on growing revenues.  The growth of revenues is expected to include the following:

•	growth in existing markets for stabilized rice bran (SRB), rice bran oil (RBO) and defatted rice bran (DRB);
•	expanding our product offerings and improving existing products;
•	aligning with, or acquiring, strategic partners who can provide channels for additional sales of our products; and
•	implementing price increases.

Index
We may also monetize certain assets which could result in additional impairment of asset values.  Asset monetization may include some or all of the following:

•	sale of certain facilities;
•	sale of an interest in one or more subsidiaries; or
•	sale of surplus equipment.

We continue to work to improve Corporate and SRB segment cash flows from operations.  We made final distributions to unsecured creditors in the first quarter of 2012 which reduced pre-petition liabilities by $1.6 million.  Payments of pre-petition liabilities reduced cash flows from operations in the periods paid, but were in payment of obligations incurred prior to our November 2009 filing of the voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.  The funds for the 2012 distributions, included in cash used in operations, were derived from receipts on notes receivable, and proceeds from issuances of the subordinated convertible notes, senior convertible debentures and related warrants in January 2012.

Cash used in investing activities in the first nine months of 2013 and 2012 included $0.8 million and $0.3 million of proceeds from the sale of USA segment equipment.  Proceeds from the 2013 sales were used for general corporate purposes.  The first nine months of 2012, also included $0.7 million from collections of USA segment notes receivable and $0.2 million of restricted cash released for the payment of pre-petition liabilities.

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

Cash provided by financing activities in the first nine months of 2013 and  2012 included $0.5 million and $3.6 million of proceeds, net of costs, which we received from the issuance of subordinated convertible debt, the senior convertible debenture and related warrants (see the Debt note to the consolidated financial statements).  The net proceeds were used to fund the working capital needs of the Corporate and USA segments, including distributions to the unsecured creditors in 2012.

Borrowings under a revolving credit facility with TCA Global Credit Master Fund, LP (TCA), effective May 2013, as amended July 2013 and October 2013, are evidenced by a revolving note which accrues interest at the rate of 12% per year and is due in January 2014.  We owe TCA various other fees under the agreement that are expected to average approximately 7% of average borrowings per year.

USA segment accounts receivable collections are required to be directed to a TCA owned account.  Collections TCA receives, in excess of amounts due for interest and fees and mandatory cumulative repayments are treated as additional repayments and reduce amounts outstanding.  There are minimum repayments beginning in January 2014 and the note must be repaid in full by November 2014.  Minimum cumulative repayments are $0.6 million as of March 2014, $1.3 million as of June 2014 and $2.2 million as of September 2014.  Until cumulative repayments equal the required minimum, TCA may withhold 20% of collections.  We may request, on a weekly basis, that TCA advance us any amounts collected in excess of amounts (i) due for interest and fees and (ii) required to meet the minimum cumulative repayments.  During the second and third quarters of 2013, amounts outstanding under the agreement averaged $0.5 million and $1.5 million.

In May 2013, we borrowed $1.4 million under the TCA revolving note.  The proceeds, net of cash expenses, totaled $1.2 million and were used to (i) pay down $0.4 million of debt, (ii) fund a $0.5 million investment in Nutra SA and (3) for general corporate purposes.  In July 2013, we borrowed an additional $0.6 million (second tranche).  The net proceeds of $0.6 million were used to make a $0.1 million investment in Nutra SA and for general corporate purposes.  In October 2013, we borrowed an additional $0.8 million under the TCA revolving note (third tranche).  The net proceeds of $0.7 million were used to make a $0.3 million investment in Nutra SA and for general corporate purposes.  We do not expect to be able to borrow additional funds under this facility in the near term.

Brazil

The Brazil segment provided $0.1 million in operating cash in the first nine months of 2013, compared to using $0.7 million of operating cash in the first nine months of 2012.  The reduction in use of cash was primarily the result of increased payables.  Irgovel negotiated extended payment terms with certain vendors during the second quarter of 2013.

Index
Irgovel is currently undergoing a capital expansion project involving installation of new equipment and improvements to existing infrastructure.  As of September 30, 2013, additional capital expenditures on the project are expected to total R$2.5 million ($1.1 million at the September 30, 2013 exchange rate) of which R$1.3 million ($0.6 million) was included in accounts payable as of September 30, 2013.  Additional financing and/or capital will be required to complete the project.  As a result of the project, we also expect production at the Irgovel facility to shut down near the end of December 2013 for approximately six to eight weeks while certain new equipment is brought on line.  The timing of this shut down is subject to change based on availability of funds, the timing of the delivery of equipment from suppliers, the availability of installers and other factors.  Where possible, we intend to stockpile certain inventory for sale during the period the plant is shutdown.  However, this inventory may not be adequate to timely fulfill all outstanding orders during this period.  In addition, during such shutdown, we will have to continue to expend capital to maintain the Irgovel facility and equipment.  Facility shut-down and subsequent restart expenses may adversely affect periodic results when these events occur.

The investors who hold a 49.1% interest in Nutra SA, which owns Irgovel, have invested an additional $0.9 million in Nutra SA in the fourth quarter of 2013.  If we do not contribute at least $3.0 million to Nutra SA by December 31, 2013, we will lose governance control of Nutra SA and the investors may gain the rights to additional preferences upon liquidation or sale.  We are currently attempting to raise funds to enable us to make an additional capital investment in Nutra SA, sufficient to (i) complete the capital expansion projects (ii) provide the working capital Irgovel requires and (iii) maintain a majority ownership interest in and governance control of Nutra SA.

In the second and third quarters of 2013, we transferred $0.7 million and $0.1 million in cash to Nutra SA.  In exchange, title was returned to us for certain equipment contributed to Nutra SA in December 2012 with an historical cost of $0.2 million.  In the fourth quarter of 2013, we transferred an additional $0.3 million in cash to Nutra SA.

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

Index
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

Diabco Life Sciences, LLC

On January 27, 2012, we filed a complaint in the Superior Court of California, Sacramento County, seeking damages arising out of Diabco Life Sciences, LLC’s (Diabco) breach of a 2008 promissory note in the principal amount of $0.5 million.  A one-day court trial took place on August 30, 2013, at which time Diabco stipulated that total damages through July 23, 2013, including interest and late fees, amounted to $0.9 million.  On September 23, 2013, the court issued its tentative statement of decision indicating that judgment will be entered in our favor in the amount of $0.9 million as of July 23, 2013, plus additional daily interest from July 23, 2013, through the date of entry of judgment (at which time, interest will accrue on the judgment at the legal rate).  We are awaiting the court’s final statement of decision at which time judgment will be entered thereon.

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

We have generated significant losses since our inception in 2000, and losses in the future could cause the trading price of our stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flows.

Since we began operations in February 2000, we have incurred an accumulated deficit of over $200 million.  We may not be able to achieve or maintain profitable operations if achieved.  If our losses continue, our liquidity may continue to be severely impaired, our stock price may fall and our shareholders may lose all or a significant portion of their investment. If we are not able to attain profitability in the near future our financial condition could deteriorate further which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment. Further, we may be unable to pay our debt obligations as they become due, which include obligations to secured creditors.

We may need to raise funds through debt or equity financings in the future to achieve our business objectives and to satisfy our cash obligations, which would dilute the ownership of our existing shareholders and possibly subordinate certain of their rights to the rights of new investors.

We likely will need to raise additional funds through debt or equity financings in order to complete our ultimate business objectives.  We also may choose to raise additional funds in debt or equity financings if they are available to us on reasonable terms to increase our working capital, strengthen our financial position or to make acquisitions.  Our board of directors has the ability, without seeking shareholder approval, to issue convertible debt and additional shares of common stock or preferred stock that is convertible into common stock for such consideration as the board of directors may consider sufficient, which may be at a discount to the market price.  Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing shareholders, which could be substantial.  Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our common stock, including repayment of their investment, and possibly additional amounts, before any payments could be made to holders of our common stock in connection with an acquisition of us.  Such preferred shares, if authorized, might be granted rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of our common stock.  Also, new investors may require that we and certain of our shareholders enter into voting arrangements that give them additional voting control or representation on our board of directors.

We have entered into an acquisition and stock purchase agreement to acquire H&N but such agreement may not timely lead to acquisition of H&N

In September 2013, we entered into an acquisition and stock purchase agreement with the shareholders of H&N, a company involved in functional food blending and manufacturing, and the distribution of food ingredients and products.  Although the acquisition and stock purchase agreement is binding on all parties, the closing (and our acquisition of H&N) remains subject to several conditions, including completion of due diligence, absence of material adverse changes to H&N and other conditions set forth in the agreement including the consummation of a financing of at least $7.5 million.  Therefore, we may not close the acquisition in a timely manner, or at all.  Once the acquisition is consummated, we will face the integration risks discussed below, and it is not known how third parties, competitors, and costumers will respond to the acquisition.

Index
We may face difficulties integrating businesses we acquire.

As part of our strategy, we expect to review opportunities to buy other businesses or technologies, such as the acquisition of H&N, that would complement our current products, expand the breadth of our markets or enhance technical capabilities, or that may otherwise offer growth opportunities.  The H&N acquisition and other acquisitions involve numerous risks, including:

•	problems combining the purchased operations, technologies or products;
•	unanticipated costs;
•	diversion of management’s attention from our core business;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering markets in which we have no or limited prior experience; and
•	potential loss of key employees of purchased organizations.

We may not be able to successfully integrate H&N or any other businesses, products, technologies or personnel that we might acquire in the future.

We have significant foreign operations and there are inherent risks in operating overseas.

An important component of our business strategy is to build rice bran stabilization and rice bran oil facilities in foreign countries and to market and sell our products internationally.  For example, we have an operation in Brazil which manufactures rice bran oil.  There are risks in operating facilities in foreign countries because, among other reasons, we may be unable to attract sufficient qualified personnel, intellectual property rights may not be enforced as we expect, and legal rights may not be available as contemplated.  Should any of these risks occur, our ability to expand our foreign operations may be materially limited and we may be unable to maximize the output from these facilities and our financial results may decrease from our anticipated levels.  The inherent risks of international operations could materially adversely affect our business, financial condition and results of operations.  The types of risks faced in connection with international operations and sales include, among others:

•	cultural differences in the conduct of business;
•	fluctuations in foreign exchange rates;
•	greater difficulty in accounts receivable collection and longer collection periods;
•	challenges in obtaining and maintaining financing;
•	impact of recessions in economies outside of the United States;
•	reduced or obtainable protection for intellectual property rights in some countries;
•	unexpected changes in regulatory requirements;
•	tariffs and other trade barriers;
•	political conditions in each country;
•	management and operation of an enterprise spread over various countries;
•	the burden and administrative costs of complying with a wide variety of foreign laws; and
•	currency restrictions.

Brazilian economic, political and other conditions, and Brazilian government policies or actions in response to these conditions, may negatively affect our business and results of operations.

The Brazilian economy has historically been characterized by interventions by the Brazilian government and unstable economic cycles. The Brazilian government has often changed monetary, taxation, credit, tariff and other policies to influence the course of Brazil’s economy. For example, the government’s actions to control inflation have at times involved setting wage and price controls, blocking access to bank accounts, imposing exchange controls and limiting imports into Brazil.  We have no control over, and cannot predict, what policies or actions the Brazilian government may take in the future.

Our Brazil segment’s business, results of operations, financial condition and prospects may be adversely affected by, among others, the following factors:

•	exchange rate movements;
•	exchange control policies;
•	expansion or contraction of the Brazilian economy, as measured by rates of growth in GDP;
•	inflation;
•	tax policies;
•	other economic political, diplomatic and social developments in or affecting Brazil;

Index
•	interest rates;
•	energy shortages;
•	liquidity of domestic capital and lending markets;
•	changes in environmental regulation; and
•	social and political instability.

Our interests in Nutra SA are subject to certain drag along rights and we may receive little or no proceeds from such sale.

The Investors have the right to force the sale of all Nutra SA assets after the earlier of January 1, 2015, or upon the failure to process a certain level of rice bran in the second and third quarters of 2014 should the other investors in Nutra SA desire to sell 100% of Nutra SA to a third party, we are obligated to cooperate in the negotiation and sale of Nutra SA in accordance with the terms of such sale as agreed to thereby.  In the event of a sale, the other investors in Nutra SA are entitled to a preferential return of any proceeds received from the sale of Nutra SA in an amount equal to a minimum of 2.0 times and a maximum of 2.5 times such investors’ unreturned capital which will be distributed first to such investors until the preferential return has been paid in full.  The unreturned capital balance for the other investors is currently $14.3 million  Because of these drag along rights, we will only receive a certain portion of the proceeds if the sales proceeds are greater than the amount of such preferential return, and it is possible that we will receive no or little proceeds from the sale of Nutra SA.

Our interests in our subsidiaries other than Nutra SA may be diluted.

Pursuant to the Nutra SA Investor Rights Agreement dated January 18, 2011, the investors of Nutra SA may convert their membership interests in Nutra SA into interests of each our subsidiaries.  The conversion occurs on a percentage/numerical basis, rather than on a value basis, meaning that the other investors of Nutra SA are entitled to an equity interest in our other subsidiaries such that their percentage ownership in each of our other subsidiaries equals the percentage ownership in Nutra SA immediately prior to the conversion. Therefore the impact thereof is difficult to predict.  Should one or more of our other subsidiaries become more profitable relative to Nutra SA, the other investors may elect to convert their interests from Nutra SA into equity interests of our subsidiaries which would dilute our ownership of our subsidiaries and lower the profits we would otherwise have received therefrom.

The capital expansion project and planned temporary shutdown at our Irgovel facility could adversely affect our business, financial condition or results of operations.

Irgovel is currently undergoing a capital expansion project involving installation of new equipment and improvements to existing infrastructure.  As a result of the project, we expect production at the Irgovel facility to shutdown for approximately six to eight weeks while certain new equipment is brought on line.  The timing of this shutdown is scheduled to occur in late December 2013, and is subject to change based on availability of funds, the timing of the delivery of equipment from suppliers, the availability of installers and other factors.  Where possible, we intend to stockpile certain inventory for sale during the period the plant is shutdown.  However, this inventory may not be adequate to timely fulfill all outstanding orders during this period.  In addition, during such shutdown, we will have to continue to expend capital to maintain the Irgovel facility and equipment.  Facility shutdown and subsequent restart expenses may adversely affect our periodic results when these events occur.

The installation of new equipment at the Irgovel facility involves significant uncertainties.  For example, our new equipment may not perform as expected or may differ from design and/or specifications.  If we are required to redesign or modify the equipment to ensure that it performs as expected, we may need to further shutdown the facility until the equipment has been redesigned or modified as necessary.  The costs related to the capital expansion project are uncertain and the costs may increase beyond those projected.  Any of the foregoing risks associated with the capital expansion project could lead to lower revenues or higher costs or otherwise have a negative impact on our future results of operationa and financial condition.

If we fail to fund the Irgovel capital expansion project, the investors of Nutra SA may obtain certain rights with respect to Irgovel, including the right to participate in the operations of Irgovel.

Irgovel will need additional financing and/or capital to complete the capital expansion project and meet working capital needs during the planned shutdown.  .  If we fail to purchase at least $3.0 million of units in Nutra SA between November 1 and December 31, 2013, an event of default will be automatically declared on January 1, 2014.  Upon an event of default, the investors have certain rights, including the right to force the sale of all of Nutra SA’s assets and the right to substantively participate in the operations of Irgovel and Nutra SA.  In addition, the amount the other investors in Nutra SA are entitled to as a preferential return of any proceeds received from the sale of Nutra SA may increase.

Index
Irgovel has certain financial and operating performance obligations which if not met may lead to us losing management control over Irgovel.

Irgovel is owned by Nutra SA.  Nutra SA is owned by us and certain other investors.  Under the limited liability company agreement for Nutra SA, as amended, Irgovel must satisfy certain financial performance requirements in order for us to maintain control over Irgovel.  These financial performance requirements include Irgovel’s satisfaction of revenue, earnings and net debt targets described in the membership interest purchase agreement, as amended.  In addition, Irgovel must meet certain minimum processing targets beginning in the second quarter of 2014 and achieve EBITDA of at least $4.0 million beginning in 2014, under an amendment of the investment agreements.  If Irgovel fails to meet these financial requirements, we could lose management control over Irgovel’s operations, and management control would transfer to the other investors in Nutra SA.  Any such change in management control would cause us to no longer consolidate Irgovel’s financial results with our financial results.  Instead, we would be required to account for Irgovel as an equity investment on our balance sheets which may negatively impact our share price.

Our ability to generate sales is dependent upon our ability to continue our ongoing marketing efforts to raise awareness of our products and benefits of rice bran products generally.

We are dependent on our ability to market products to animal food producers, food manufacturers, mass merchandise and health food retailers, and to other companies for use in their products.  We must increase the level of awareness of dietary supplements in general and our products in particular.  We will be required to devote substantial management and financial resources to these marketing and advertising efforts and such efforts may not be successful.  Further, because of our current cash position, we may face difficulties maintaining a sales force sufficient to effectively market our products as intended.

Our ability to adapt to sudden increases in demand of our product is limited by an adequate supply of raw rice bran and our ability to find additional facilities for production.

Many of our current products depend on our proprietary technology using raw rice bran, which is a by-product from milling paddy rice to white rice.  Our ability to manufacture SRB is currently limited to the production capability of our equipment located at our two suppliers’ rice mills in California and our own plant located adjacent to our supplier in Mermentau, Louisiana.  Along with our value-added product plants in Dillon, Montana and our facility in Pelotas, Brazil, we currently are capable of producing enough finished products to meet current demand.  If demand for our products were to increase dramatically in the future, we would need additional production capacity which may take time and may expose us to additional long term operating costs.

We may not be able to continue to secure adequate sources of raw rice bran to meet our future demand.  Since rice bran has a limited shelf life, the supply of rice bran is affected by the amount of rice planted and harvested each year.  If economic or weather conditions adversely affect the amount of rice planted or harvested, the cost of rice bran products that we use may increase.  We are not always able to immediately pass cost increases to our customers and any increase in the cost of SRB products could have an adverse effect on our results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2013, we issued the securities described below without registration under the Securities Act.

We issued options as described in the table which follows.

Date of Issuance	Recipient	Number of Underlying Shares of Common Stock	Exercise Price Per Share	Vesting Period	Expiration	In Connection With
July 29, 2013	Employee	1,000,000	$0.08	Four Years	July 29, 2023	Employment
August 19, 2013	Employee	750,000	0.08	Three Years	August 19, 2023	Employment

We issued the following shares of common stock under agreements with consultants and vendors as summarized in the table which follows.

Index
Date of Issuance	Shares of Common Stock	Vesting Period
July 31, 2013	250,000	Immediate
September 30, 2013	168,750	Immediate

Under a revolving credit facility with TCA Global Credit Master Fund, LP (TCA), effective May 24, 2013, as amended July 18, 2013, we could borrow up to $8 million, based on the amount of eligible accounts receivable we provide to secure the repayment of the amounts borrowed.  On July 18, 2013, we borrowed an additional $600,000 under the TCA revolving note (second tranche).  Borrowings under the agreement were evidenced by a revolving note which accrues interest at the rate of 12% per year and were due in January 2014, until amended.  We owe TCA various other fees under the agreement that are expected to average approximately 7% of average borrowings per year.  In addition to cash expenses, we issued TCA 4,000,000 shares of our common stock.  We issued warrants to investment bankers for the purchase of 514,286 shares of common stock, exercisable at $0.08 per share, through July 18, 2018.

USA segment accounts receivable collections are required to be directed to a TCA owned account.

The agreement with TCA was amended October 11, 2013, but at issuance, the following terms applied:

•	We guaranteed that TCA would realize a minimum $0.07 per share when the shares issued in connection with the second tranche were sold, if the shares were sold within the period beginning one year from the date of issuance and ending three years from the date of issuance. We were required to issue additional shares in the event of a shortfall, sufficient for TCA to realize the minimums, or TCA could elect for us to redeem the shares for a cash amount equal to the minimum for the related tranche in January 2014.
•	Collections TCA received, in excess of amounts due for interest and fees, were treated as additional repayments and reduced amounts outstanding. Minimum cumulative repayments were $0.1 million as of October 2013, $0.2 million as of November 2013 and $0.3 million as of December 2013, or 15% of the total initially borrowed in each tranche, if greater. Until cumulative repayments equaled the required minimum, TCA could withhold 20% of collections. We could request, on a weekly basis, that TCA advance us any amounts collected in excess of amounts (i) due for interest and fees and (ii) required to meet the minimum cumulative repayments.
•	Upon an event of default, as defined in the agreement, TCA had the right to voluntarily convert all or any portion of the outstanding principal, interest and other amounts due under the agreement into shares of our common stock at a conversion price equal to 85% of the lowest daily volume weighted average price during the five trading days immediately prior to the conversion date. If TCA voluntarily converts, we have guaranteed that TCA will realize a minimum per share, when shares of our common stock issued in connection with the conversion are sold, equal to the volume weighted average price of our common stock during the five trading days immediately prior to the conversion date.

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

10.1
Amendment 1 to Senior Secured Revolving Credit Facility Agreement with TCA Global Credit Master Fund, LP dated July 18, 2013 (incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2013)

10.2
Promissory Note issued to TCA Global Credit Master Fund, LP dated July 18, 2013 (incorporated herein by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2013)

10.3
Acquisition and Stock Purchase Agreement with Shareholders of H&N Distribution, Inc. dated September 24, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on September 26, 2013)

10.4	Amendment 2 to Senior Secured Revolving Credit Facility Agreement with TCA Global Credit Master Fund, LP dated October 11, 2013 (filed herewith)
10.5	Promissory Note issued to TCA Global Credit Master Fund, LP dated October 11, 2013 (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Calculation Definition Document
101.LAB (1)	XBRL Taxonomy Extension Calculation Label Document
101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Document

(1)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2013

/s/ W. John Short
W. John Short
Chief Executive Officer

/s/ J. Dale Belt
Jerry Dale Belt
Chief Financial Officer