Form 10-K
period 2013-12-31
RiceBran Technologies
filed 2014-03-31
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).  YES ☐ NO ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☒ No ☐

As of June 30, 2013, the aggregate market value of our common stock held by non-affiliates was $13,826,116.

As of March 25, 2014, there were 2,869,274 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement for its annual meeting of shareholders, which Definitive Proxy Statement will be filed with the Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Index
PART I

ITEM 1. BUSINESS

Overview

History and Our Corporate Structure

We are a human food ingredient, nutritional supplement and animal nutrition company focused on value-added processing and marketing of healthy, natural and nutrient dense products derived from raw rice bran (RRB), an underutilized by-product of the rice milling industry.

Using our bio-refining business model, we apply our proprietary and patented technologies and intellectual properties to convert RRB into numerous high value products including stabilized rice bran (SRB), rice bran oil (RBO), defatted rice bran (DRB), RiBalance (a complete rice bran nutritional package derived from further processing of SRB), RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB), ProRyza rice bran protein-based products and a variety of other valuable derivatives extracted from these core products.

Our target markets are natural food, functional food, nutraceutical supplement, cosmetic and animal nutrition manufacturers, wholesalers and retailers, both domestically and internationally.

In February 2008, through our Delaware subsidiary Nutra S.A., we acquired 100% ownership of Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), our rice bran oil processing plant in Pelotas, Brazil.  During 2011, we sold a minority interest in Nutra SA, to AF Bran Holdings-NL LLC and AF Bran Holding LLC.

We have two reportable operating segments in 2013: (i) USA segment, which manufactures and distributes SRB in various granulations along with Stage II products and derivatives and (ii) Brazil segment, which extracts crude RBO and DRB from rice bran, which are then further processed into fully refined rice bran oil for sale internationally and in Brazil, compounded animal nutrition products for horses, cows, swine, sheep and poultry and a number of valuable human food and animal nutrition products derivatives and co-products. In addition we incur corporate and other expenses not directly attributable to operating segments, which include costs related to our corporate staff, general and administrative expenses including public company expenses, intellectual property, professional fees, and other expenses.  No Corporate allocations, including interests, are made to the operating segments.

The combined operations of our USA and Brazil segments encompass our bio-refining approach to processing RRB into various high quality, value-added constituents and finished products.  Over the past decade, we have developed and optimized our proprietary bio-refining processes to support the production of healthy, natural, hypoallergenic, gluten free, and non-genetically modified ingredients and supplements for use in human meats, baked goods, cereals, coatings, health foods, nutritional supplements, nutraceuticals and high-end animal nutrition and health products.

On January 2, 2014, we acquired H&N Distribution Inc., an Irving, Texas based company (H&N) which has a blending and co-packaging facility in Irving, Texas, where it manufactures products for the human nutrition market.  See Note 19 to the consolidated financial statements for further discussion of the terms of the acquisition.

We incorporated under the laws of the State of California on March 18, 1998.  From July 2003 until October 2012, our corporate name was “NutraCea.”  Our common stock is currently trading on NASDAQ Capital Market under the symbol “RIBT.”  Certain of our warrants are currently trading on the same exchange under the symbol “RIBTW”.

In November 2009, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.  The bankruptcy proceeding did not include any of our subsidiaries.  We managed our assets and operated our business as debtor-in-possession under the jurisdiction of the bankruptcy court from November 2009 until we successfully exited Chapter 11 proceedings in November 2010, under an amended plan of reorganization.  In January 2012, we made the final payments to our unsecured creditors under the amended plan of reorganization.  All creditors under the amended plan were paid all amounts due to them, including interest.

USA

In 2013, the USA segment produced SRB inside two supplier rice mills in California and one owned facility in Louisiana.  A facility located in Lake Charles, Louisiana has been idle since May 2009 and the operating equipment from that plant has been sold.  The USA segment also includes our Dillon, Montana Stage II facility which produces our Stage II products RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB), RiBalance (a complete rice bran nutritional package derived from further processing SRB) and ProRyza (protein based products).  Stage II refers to the proprietary processes run at our Dillon, Montana facility and includes products produced at that facility using our patented processes.  The manufacturing facilities included in our USA segment have proprietary processing equipment and patented technology for the stabilization and further processing of rice bran into finished products.  In 2013, approximately 55% of USA segment revenue is from sales of human food products and approximately 45% is from sales of animal nutrition products.  We lease a 28,000 square foot facility in West Sacramento, California that houses a laboratory, warehouse and production facilities.  Two rice bran stabilization facilities are co-located within supplier rice mills in Arbuckle and West Sacramento, California.

Index
Brazil Segment

The Brazil segment consists of the consolidated operations of Nutra SA, whose only operating subsidiary is Irgovel, located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human ingredient and animal nutrition markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  Irgovel also produces rice lecithin, which has application in human nutrition, animal nutrition and industrial applications.  DRB is compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market, sold as a raw material for further processing into human food ingredients or sold in bulk into the animal nutrition markets in Brazil and neighboring countries.  In 2013, approximately 45% of Brazil segment product revenue is from sales of RBO products and 55% is from sales of DRB products.

Our Irgovel subsidiary is comprised of several facilities on approximately 19 acres in Pelotas, Brazil.  These facilities include a plant for extraction of RBO from raw rice bran, RBO refining processes, compounded animal nutrition manufacturing, consumer RBO bottling, distilled fatty acid manufacture, lecithin manufacture, and support systems including steam generation, maintenance, administrative offices and a quality assurance laboratory.

Ownership Interest in Nutra SA

In December 2010, we entered into a membership interest purchase agreement with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (collectively, the Investors) and sold a minority interest in Nutra SA to the Investors.  The Investors initially purchased a 35.6% interest in Nutra SA.  The Investors ownership percentage in Nutra SA averaged 49.0% in 2013 and 2012.  Following the closing of the underwritten public offering in December 2013 and completion of the private placement offering in March 2014, we invested an additional $4.9 million in Nutra SA.  As of March 25, 2014, we own 56.7% of Nutra SA with the remaining 43.3% held by the Investors.

The Investors have the right to force the sale of all Nutra SA assets on or after January 1, 2015, or upon the failure to process a certain level of rice bran in the second and third quarters of 2014.  The right terminates upon the occurrence of certain events (a $50.0 million Nutra SA initial public offering or a change of control, as defined).  We may elect to exercise a right of first refusal to purchase the Investors’ interest instead of proceeding to a sale.

Under the limited liability company agreement for Nutra SA (LLC agreement), as amended, any units held by the Investors beginning January 1, 2014, accrue a yield at 4% (the Yield).  Commencing with the first quarter of 2014, Nutra SA must make distributions to the Investors quarterly in the amount equal to the previously accrued and unpaid Yield plus any additional distributions owed to the Investors, to the extent there is distributable cash, as defined in the LLC agreement.

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

Under an October 2013 amendment, in November 2013, the Investors contributed an additional $0.9 million for units in Nutra SA. We agreed to pay to Nutra SA ninety percent of any funds received from the escrow account in excess of the sum of (i) $1.0 million and (ii) our contributions to Nutra SA made after March 25, 2014, with no resulting change in our Nutra SA voting rights (see Note 14 to the consolidated financial statements.). In the second and third quarters of 2013, we transferred $0.7 million and $0.1 million in cash to Nutra SA.  In exchange, title was returned to us for certain equipment contributed to Nutra SA in December 2012 with an historical cost of $0.2 million.

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

Index
Background

Consistent with our mission to convert feed to food, our greatest opportunities are in the functional food, nutritional supplement, nutraceutical and human food ingredient markets.

Functional Foods, Nutritional Supplements and Nutraceuticals

The US nutraceutical and functional foods market is projected to reach $75.3 billion in 2017 and grow at a compounded annual growth rate of nearly 6% between 2013 and 2017.  Premium ingredient manufacturers are in high demand and we are strategically positioned to take advantage of this growing and sustainable market opportunity as discussed below in “Our Growth Strategy”.

Nutraceuticals covers a range of products including botanical extracts, dietary supplements, isolated nutrients and medical foods.  Our products can be used as functional ingredients in nutraceutical products to provide certain specific nutrients or food components (including antioxidants, oryzanols, vitamin E, vitamin B, and fiber) and general nutritional supplementation.  Our ingredient products are primarily sold to consumer nutrition and healthcare companies, nutritional supplement retailers, and multi-level personal product marketers.  In August 2013, we entered into a multi-year agreement to sell certain of our Stage II products to a rapidly growing direct marketing company.  Pursuant to that agreement, that company will purchase a minimum of $7.7 million in products during the term of the agreement which expires in December 2016.  We will seek additional long-term supply agreements with similar companies in the future.  As part of this strategy, we have been working with co-packaging and fulfillment companies to expand our presence in these markets.

Human Food Ingredients

Our SRB, DRB, RBO and derivatives are nutritional, economical and beneficial food products that contain a unique combination of oil, protein, carbohydrates, vitamins, minerals, fibers, and antioxidants that enhance the nutritional value of popular consumer products.  Foods that are ideally suited for the addition of our SRB and DRB to their products include processed meats, cereals, baked goods, breading and batters.  The inclusion of DRB in breading and batters can result in a reduction in oil uptake, higher moisture retention, improved nutritional profiles, and reduced costs.

In 2008, we received USDA/FSIS approval to market rice bran as an ingredient to be used as a filler in comminuted meat products, such as meat and poultry sausages that contain binders, nugget-shaped patties, meatballs, meatloaf, and meat and poultry patties.  Our products replace functional ingredients like soy protein isolate, soy protein concentrate, modified food starch, pea protein and mustard flour at a significantly reduced cost.  With strong application benefits such as reduced cost per unit, increased product yield, and reduced purge, our SRB has a strong marketing position in the US meat market and an even stronger position outside the US where non-meat ingredients make up a larger percentage of meat products.

Animal Nutrition

Our SRB and DRB are marketed as feed ingredients in the US and international animal nutrition markets.  We will continue to pursue high margin sales opportunities in those markets.  Our SRB and DRB are used as equine feed ingredients and have been shown to provide health benefits.  Show and performance horses represent the premium end of the equine market and are a key target for our animal nutrition products.  In our Brazil segment, we also blend DRB with other ingredients to produce a variety of feed formulations targeted to animal species such as horses, beef cattle, dairy cows, pigs, sheep and poultry.

About Rice Bran

Rice is the staple food for over half of the world’s population and is the staple food source for several of the world’s most populous countries.  Asia accounts for roughly 90% of global rice production and China is the world’s number one rice producer.  Globally, Brazil and the United States rank about 9th and 10th, respectively, in production of rice at approximately 11 million metric tons annually.

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

Raw rice bran collected from the milling process is composed of rice germ and several sub-layers (pericarp, testa, nucellus and aleurone) surrounding the white starchy endosperm.  Commercial rice bran makes up approximately 10% of rough rice by weight.  Rice germ, an especially nutrient rich material, makes up approximately 10% of commercial rice bran by weight.

As brown rice is milled into white rice, the oils present in raw rice bran come into contact with native lipase enzymes that are naturally present in the rice kernel.  These lipase enzymes initiate a rapid enzymatic hydrolysis of the oil, converting oils (triglycerides) into monoglycerides, diglycerides and free fatty acids (FFA).  As the FFA content builds in raw rice bran, the bran becomes unpalatable and off flavors (rancidity) develop.  If left unchecked, enzymatic degradation at normal room temperatures can increase the FFA levels to 5-8% within 24 hours and can continue at a rate of approximately 4-5% per day thereafter.  Enzymatic degradation is the most serious form of degradation of raw rice bran. Rice bran stabilization is the process of carefully deactivating native enzymes to prevent the increase of FFA otherwise caused by lipase enzyme activity. Proper stabilization is critical in the preservation of the nutritional value of the bran, an important nutrient source that is largely used as animal feed or otherwise wasted.

Historically there have been a number of attempts to develop rice bran stabilization techniques, including the use of chemicals, microwave heating, or variations of existing extrusion technology.  Many of these approaches have had limited success in part because they have produced rice bran with limited shelf life or with significant degradation of nutrients.

Our Technologies

Our Proprietary Rice Bran Stabilization Technology

Our stabilization process uses proprietary innovations to create a combination of temperature, pressure and other conditions necessary to thoroughly deactivate enzymes without significantly damaging the structure or nutrient content of raw rice bran.  This means that higher value compounds in bran, such as oils, proteins and phytonutrients are left undamaged and are available for utilization.  Our process does not use chemicals to stabilize raw rice bran.

Our stabilizers are designed to be installed adjacent to, on the premises of or in near proximity to any conventional rice mill so that freshly milled raw rice bran can be quickly delivered to our proprietary stabilizers.  Process logic controllers maintain exact process conditions within the prescribed pressure/temperature regime.  In case of power failure or interruption of the flow of fresh bran into the system, the electronic control system is designed to purge the equipment of materials in process and resume production only after proper operating conditions are re-established.

SRB leaving our system is then discharged onto cooling units specifically designed to control air pressure and humidity.  Cooled SRB can be loaded into bulk hopper trucks for large volume customers or sent by pneumatic conveyor to a bagging unit for packaging into 50 pound or 2,000 pound sacks.

Each stabilization module can process approximately 2,000 pounds of bran per hour and has a capacity of over 7,200 tons per year.  Stabilization production capacity can be doubled, tripled or further multiplied by installing additional units sharing a common conveyor and stage system, which we believe can handle the output of the world’s largest rice mills.  We have also developed and tested a smaller production unit, with a maximum production capacity of 840 tons per year, for installation in countries or locations where rice mills are substantially smaller than those in the United States.

Additional patented and proprietary processes involve enzyme treatment of SRB or DRB to produce fractions enriched in one or more macronutrients, including proteins, fibers, lipids and micronutrients such as vitamins, minerals and phytosterols, among others.  In these processes SRB or DRB, in an aqueous slurry, is treated with one or more enzymes, centrifugally separated and the fractions dried on drum driers.

Index
Our Bio-Refining Process

Rice bran is hypoallergenic and a valuable source of protein with a balanced amino acid profile for human nutrition and is rich in healthy oil, vitamins, antioxidants, dietary fiber and other nutrients.  The approximate composition and caloric content of our SRB is as follows:

Fat (oil)	18-23%
Protein	12-16%
Total Dietary Fiber	20-30%
Moisture	4-8%
Ash	6-14%
Calories	3.2 kcal/gram

Rice bran contains approximately 18-23% oil, which has a favorable fatty acid composition and excellent heat stability.  Rice bran oil contains essential fatty acids and a broad range of nutraceutical compounds that have been demonstrated to have therapeutic properties.

In the bio-refining process, raw rice bran is obtained from a number of rice mills and transported to a facility within which it is first stabilized via extrusion and then solvent extracted to produce crude RBO and DRB.  Crude RBO is subsequently processed in a number of steps designed to sequentially capture constituents of value and to remove and discard impurities.  The final outcome of these steps is a highly refined, edible RBO that has superior flavor and functional properties.  In addition, the various co-products of crude RBO processing, distilled fatty acids for example, are refined and sold as products in their own right.  DRB is finely ground and packaged for use as a versatile food ingredient in many applications.  DRB may also be compounded with other ingredients such as a vegetable proteins, carbohydrates, vitamin premixes and minerals to produce an array of nutritionally targeted animal feeds for various species.  The DRB can also be further processed to extract and concentrate protein and dietary fiber.  Our bio-refining process and related technologies are being continuously improved and optimized as we examine the technical and commercial feasibility of producing additional products derived from both RBO and DRB.

DRB contains many of the same nutritional and functional benefits as SRB, except that the oil has been removed.  This is important for several ingredient applications where SRB’s oil content could present food formulation challenges.  By removing oil from SRB, nutritionists have greater options to formulate DRB into breakfast bars, low-calorie foods, low-fat baking applications and batter and breading for frying applications.  Additionally, DRB is ideally suited for downstream enzymatic processing, transforming DRB into an ideal feedstock for protein concentrates and fiber concentrates.

RBO as extracted from stabilized rice bran can be utilized in a variety of edible and industrial oil applications.  With proper processing, RBO becomes high quality cooking oil possessing beneficial high temperature frying characteristics.  RBO has a unique fatty acid content that imparts improved oxidative stability as compared to other vegetable oils such as soy or cottonseed giving it advantages when used in food applications.  The RBO extraction process utilized at our Brazilian facility uses a conventional solvent extraction process to separate oil from raw bran, resulting in crude RBO available for sale to industrial markets or other processors.  Additional refining processes done in Brazil can involve degumming, neutralization, bleaching, de-waxing and deodorizing.  A bio-refining process approach results in numerous marketable co-products in addition to the actual end product.

Our Growth Strategy

With the proceeds from our recent financing efforts, we are positioned to capitalize on specific market conditions that we believe will increase market acceptance of our products and lead to increased growth and profitability.  These market conditions are:

1.	Increasing global demand for vegetable oil – Our Brazil segment currently sells all of the rice bran oil it can produce in our oil extraction and refining plant in Pelotas, Brazil. Following the capital expansion project at this plant, we expect raw rice bran processing capacity to increase by approximately 50% in early 2014.

2.	Increasing demand for new protein sources – We have co-developed proprietary technologies with DSM Innovation Center, a subsidiary of Royal DSM N.V., that enables the extraction of protein from DRB and SRB feed-stocks that we produce in both of our Brazil and USA segments. We recently launched new protein products from our US operations based on these technologies and plan to produce protein from DRB in our Brazil segment in the future. In addition, we have entered into a series of agreements with various affiliates of Wilmar International Limited (collectively, Wilmar) to develop and commercialize rice bran products, including protein, for the China market. Wilmar currently operates 12 large rice mills in China and is a leading producer of raw rice bran that is available for further processing into higher value products such as protein and fiber.

Index
3.	Demand for “clean” labels on food products – The market for healthy and nutritious foods is rapidly expanding in the US, Europe and other global markets with increasing demand for healthy, natural and minimally processed ingredients that are hypoallergenic, non-genetically modified, and produced in a sustainable fashion. The regulatory need to add front-of-label warnings on food items is driving food companies to replace standard food ingredients like soy and wheat with “cleaner” ingredients such as rice bran which is non-allergenic, non-genetically modified, natural and minimally processed. Incorporation of our food ingredients by major global food companies into meats, baked goods and cereals has steadily increased in the past year helping drive sales. We expect this growth to continue as more food companies adopt rice bran as a standard food ingredient. This trend is not limited to human foods as we are finding a similar transition to “clean” ingredients among high-end animal nutrition companies.

4.	The value of proprietary, evidence-based functional ingredients for nutraceuticals and functional foods – With increasing medical costs associated with doctor visits and medications, consumers are becoming more proactive in adopting and maintaining healthier lifestyles through exercise, balanced nutrition and increased consumption of functional foods and nutraceuticals. Associated with this trend is higher demand by marketers of nutraceuticals and functional foods for novel functional ingredients and particularly for proprietary and patented ingredients that provide barriers to competition in the marketplace, therefore commanding higher premiums. We currently develop and commercialize proprietary rice bran ingredients and derivatives from our Stage II facility in the USA segment.

Expand Our Nutraceutical and Functional Foods (NFF) Business

The US nutraceutical and functional foods market is projected to reach $75.3 billion in 2017 and grow at compound annual growth rate of nearly 6% between 2013 and 2017.  We have invested significant resources on research and development of rice bran extracts with health-related applications.  Functionalities for a subset of these products were validated through scientific studies and human clinical studies.  Our portfolio of functional ingredients includes rice bran extracts that demonstrate beneficial properties in areas of cardiovascular health, weight management, glucose balance, inflammatory response and gastrointestinal health.  Premium ingredient manufacturers are in high demand and we are strategically positioned to take advantage of this growing and sustainable market opportunity.  We believe our proprietary technology and patents represent valuable assets for achieving strategic leverage in this industry segment particularly in the nutraceuticals, functional foods and functional beverages sectors.

In late 2009, we ceased further development of our NFF business as we repositioned our overall business.  We are now well positioned to expand our NFF business by adopting the following strategy:

Direct marketing to formulators and co-packers.  We believe that marketing our active ingredients directly to formulators and co-packers who manufacture turnkey finished products for direct to consumer marketing companies (i.e. multi-level marketing (MLM), web, radio, retail) and to active ingredient distributors will reduce new product development cycles and drive sales of our functional ingredients.  Co-packers and distributors of healthy and natural products have established credibility with multiple marketing companies who rely on these businesses to develop and manufacture new turnkey products.  In our experience, working with formulators and co-packers to sell finished products to marketing and distribution companies can shorten the product development cycle and increases sales quickly.

In December 2010, we began working with H&N, a company specializing in filling and packaging healthy and natural products for NFF markets to develop turnkey products for a MLM company.  This resulted in sales of approximately $0.1 million of certain Stage II products in 2011.  Sales in 2012 increased to approximately $0.3 million and through August 2013 were approximately $0.6 million.  In August 2013, we entered into a multi-year agreement to sell one of our Stage II products to a rapidly growing direct marketing company.  Pursuant to the agreement, that company will purchase a minimum of $7.7 million in products during the term of the agreement which expires in December 2016.  In January 2014, we purchased H&N.

In September 2013, we entered into an agreement with a Taiwanese marketing and distribution company to supply them with another of our Stage II products for exclusive distribution in Taiwan.  The agreement is renewable based on annual minimum purchases.  In 2014, we entered in an additional agreement with the Taiwanese company to supply Stage II products for Malaysia.

We believe that focusing our marketing efforts on distributors, formulators and co-packaging companies will increase sales of our Stage II products in both the short- and long-term as new functional ingredients are added to our portfolio of products.

Acquisition of formulating and packaging company that serves the NFF.  In January 2014, we acquired H&N.  By incorporating H&N’s formulating and packaging capabilities into our business model, we expect to drive sales of our Stage II products into multiple NFF channels allowing us to capture not only single ingredient sales but also sales of blended finished products consisting predominantly of our ingredients blended with other products and sold as a finished product on a business to business basis.

Index
Increase production capacity of our Stage II products.  Production of certain Stage II products at our Dillon, Montana facility is projected to grow by over 400% by 2016, as compared to current production levels.  The Dillon plant can accommodate the growth in production through early 2015 but will require additional production capacity during 2015.  As part of our growth strategy, we plan to use part of the proceeds from our recent fund raising efforts to double production capacity at our Dillon plant.  Expansion efforts are projected to begin in the second quarter of 2014 with completion targeted for the end of 2014.

Develop novel proprietary functional ingredients.  As part of our long-term strategy to grow the NFF business, we will continue to develop functional ingredients and packaged, compounded finished products from rice bran and to validate their functionality through evidence-based scientific studies and human clinical trials.

Increase Global Distribution Network

Our growth strategy includes increasing sales of our products in overseas markets.  As part of this strategy, in July 2013 we amended our exclusive distribution agreement with Beneo-Remy, a 100% owned subsidiary of Sudzucker AG, a German public company, under which Beneo-Remy will exclusively distribute our SRB product and non-exclusively distribute our other products to more than 40 countries in Europe, Middle East, Africa and other geographies.  As previously described above, in September 2013, we also entered into an exclusive distribution agreement with a Taiwanese company to market our rice bran derivatives in Taiwan.  We plan to add additional distributors to our network in Canada, Mexico, Central/South America, Asia and other global markets.

Complete Expansion of our Rice Bran Bio-Refinery in Brazil

Our Irgovel facility is in the final stages of a major expansion that is expected to be completed at the end of the first quarter of 2014, and fully operational by the end of the second quarter of 2014.  This expansion should increase RRB processing approximately 50% from current capacity of 6,000 metric tons per month to approximately 9,000 metric tons per month of processed RRB resulting in higher revenues and profitability.

Co-Research and Development and Investment in New Wilmar Businesses

We will continue to collaborate with Wilmar’s research and development and commercialization groups to develop and market rice bran derived products in China.  Under the agreements, we obtained the right to purchase 45% of the capital stock of any entity Wilmar establishes to develop new products relating to rice bran or its derivative, as defined in the agreement, using the intellectual property licensed to Wilmar.  If we decline the right to purchase 45% of the capital stock of any such new entity, we have the option to purchase 25% of the entity within two years of the entity’s formation.  The exercise price for this option will equal 25% of the capital investment made in the entity, plus interest, as defined in the agreement.  We believe this strategic partnership represents a significant opportunity for us to participate in the Asia food market and to increase the overall value of our business.

Continue to Generate Evidence-Based Functionality of Our Proprietary Ingredients

A 57-subject clinical trial conducted by Advanced Medical Research, with our funding, suggested that consumption of our RiSolubles nutritional supplements may lower blood glucose levels of type 1 and type 2 diabetes mellitus patients and may be beneficial in reducing high blood cholesterol and high blood lipid levels.  If warranted, we may develop products which address the use of SRB products as medical foods for, and to potentially make health benefit claims relating to, the effects of dietary rice bran on overall health and well-being and as it may relate to maintaining balanced sugar and lipid levels.

We have maintained relationships with several medical institutions and practicing physicians who may continue to conduct clinical trials and beta work for our products.  Some of these previous clinical trials are reviewed in an article entitled “Effects of Stabilized Rice Bran, its Soluble and Fiber Fractions on Blood Glucose Levels and Serum Lipid Parameters in Humans with Diabetes Mellitus Types I and II” published in the Journal of Nutritional Biochemistry (March 2002, 175-187).  The trial produced positive results by showing that the levels of blood lipids and glycosylated hemoglobin were reduced.  Subsequently, three domestic and six international patents were issued to us on the strength of this clinical trial.

In December 2007, we formed Rice Science, LLC (Rice Science), a Delaware limited liability company, with Herbal Science Singapore Pte. Ltd. (Herbal Science) to develop nutraceutical extracts and pharmaceutical chemistries from our SRB.  Herbal Science utilized sophisticated methodologies in the identification and isolation of specific biologically active compounds that have been tested for effectiveness against specific disease conditions.  In March 2011, our partnership with Herbal Science ended with us acquiring the membership interest formerly owned by Herbal Science, leaving Rice Science as our wholly owned subsidiary.  We are hopeful that the research performed by Herbal Science will result in biologically active SRB extracts for use in the nutraceutical and functional food industry.

Index
In 2008, Rice Science conducted research regarding the development of extracts from SRB that would be effective in addressing inflammation and pain. A number of SRB extracts have been tested with two identified as having significant in vitro activities. A blend of these two extracts was created to produce a third extract that exhibits a high level of in vitro inhibition of Cox 1, Cox 2 and Lox 5 enzymes (Journal of Medicinal Food (2009) 12, 615-623).  This extract was used in a pharmacokinetic study to determine uptake kinetics of key bioactives into human serum.  Results indicated that the bioactive compounds were rapidly assimilated.  The next step would be to conduct a human clinical trial if funds were available.  A number of active compounds were identified and modeled.

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

Intellectual Property

From 2011 to March 2013, we engaged in a joint research project with DSM Innovation Center, a subsidiary of Royal DSM N.V., to develop methods for extracting and concentrating high quality vegetable protein from rice bran.  Combined spending on research and development related to that project totaled $3.0 million.  In March 2013, we announced the development of an improved fiber protein product and a separate water soluble rice bran protein product which have been commercialized under the ProRyza mark.  We will continue to support internal as well as external R&D efforts that improve on existing technologies or lead to the development of new technologies relating to rice bran processing and applications.

We hold eight U.S. patents relating to the production or use of rice bran and rice bran derivatives.  In addition to the issued U.S. patents, we have been issued fourteen additional foreign patents covering the subject areas.  We intend to apply for additional patents in the future as new products, treatments and uses are developed.

Our bio-refining and related stabilization activities are an adaptation and refinement of standard food processing technology applied to rice bran.  We have chosen to treat certain of our methods and processes as a trade secret and not to pursue process or process equipment patents on the original processes.  However, as we develop improvements we intend to periodically review whether we should seek patent protection for them.  We believe that certain unique products, and their biological effects, resulting from our SRB may be patentable in the future.  We also hold a number of U.S. registered trademarks and trade names and have applied for additional marks.

Government Regulations

In both our United States and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints.  Such laws, regulations and other constraints exist at the federal, state or local levels in the United States, and at all levels of government in foreign jurisdictions, including regulations pertaining to the formulation, manufacturing, packaging, labeling, distribution, sale and storage of our products.  In addition, we are subject to regulations regarding product claims and advertising.

USA Segment

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by one or more federal agencies, primarily the FDA, the FTC, and the USDA.  Our activities are also regulated by various governmental agencies for the states and localities in which our products are manufactured and sold, as well as by governmental agencies in certain countries outside the United States, such as Brazil as discussed below, in which our products are manufactured and sold.  Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits.  Specifically, the FDA, under the Federal Food, Drug, and Cosmetic Act (FDCA), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of food including dietary supplements.  The FTC regulates the advertising of these products.

Federal agencies, primarily the FDA and the FTC, have a variety of procedures and enforcement remedies available to them, including initiating investigations, issuing warning letters and cease-and-desist orders, requiring corrective labeling or advertising, requiring consumer redress such as requiring that a company offer to repurchase products previously sold, seeking injunctive relief or product seizures, imposing civil penalties or commencing criminal prosecution.  In addition, certain state agencies have similar authority.  These federal and state agencies have in the past used these remedies in regulating participants in the food and dietary supplement industries, including the imposition of civil penalties.

Index
The Dietary Supplement Health and Education Act (DSHEA) was enacted in 1994, amending the FDCA.  DSHEA establishes a statutory class of "dietary supplements," which includes vitamins, minerals, herbs or other botanicals, amino acids and other dietary ingredients for human use to supplement the diet.  Dietary ingredients marketed in the United States before October 15, 1994, may be marketed without the submission of a "new dietary ingredient" (NDI) premarket notification to the FDA.  Dietary ingredients marketed in the United States after October 15, 1994, may require the submission, at least 75 days before marketing, of an NDI notification containing information establishing that the ingredient is reasonably expected to be safe for its intended use.  Among other things, DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as "food additives" and allows the use of statements of nutritional support on product labels and in labeling.  The FDA has issued final regulations under DSHEA and has issued draft guidance on NDI notification requirements.  Further guidance and regulations are expected.

The FDA issued a final rule on current good manufacturing practices (CGMPs) for dietary supplements on June 25, 2007.  The CGMPs cover manufacturers and holders of finished dietary supplement products, including dietary supplement products manufactured outside the United States that are imported for sale into the United States.  Among other things, the new CGMPs require identity testing on all incoming dietary ingredients; call for a "scientifically valid system" for ensuring finished products meet all specifications; include requirements related to process controls, including statistical sampling of finished batches for testing and requirements for written procedures; and require extensive recordkeeping.

On December 22, 2006, Congress passed the Dietary Supplement and Nonprescription Drug Consumer Protection Act, which went into effect on December 22, 2007.  The law requires, among other things, that companies that manufacture or distribute nonprescription drugs or dietary supplements report serious adverse events allegedly associated with their products to the FDA and institute recordkeeping requirements for all adverse events.

The FDA Food Safety Modernization Act (FSMA), enacted January 4, 2011, amended the FDCA to significantly enhance FDA's authority over various aspects of food regulation including dietary supplements.  The FSMA granted FDA mandatory recall authority when the FDA determines there is a reasonable probability that a food is adulterated or misbranded and that the use of, or exposure to, the food will cause serious adverse health consequences or death to humans or animals.  One of the FSMA's more significant changes is the requirement of hazard analysis and risk-based preventive controls (HARBPC) for all food facilities required to register with the FDA, except dietary supplement facilities in compliance with both CGMPs and the serious adverse event reporting requirements.  Failure to comply with both CGMPs and the serious adverse event reporting requirements may subject dietary supplement manufacturers to the HARBPC requirements.

As required by Section 113(b) of the FSMA, the FDA published in July 2011 a draft guidance document clarifying when the FDA believes a dietary ingredient is an NDI, when a manufacturer or distributor must submit an NDI premarket notification to the FDA, the evidence necessary to document the safety of an NDI and the methods for establishing the identity of an NDI.  The draft guidance, if implemented as proposed, could have a material impact on our operations.  It is possible that the FDA will begin taking enforcement actions consistent with the interpretations in the draft guidance before issuing a final version.

The new FSMA requirements, as well as the FDA enforcement of the NDI guidance as written, could require us to incur additional expenses, which could be significant, and negatively impact our business in several ways, including, but not limited to, the injunction of manufacturing of any dietary ingredients or dietary supplements until the FDA determines that such ingredients or products are in compliance and the potential imposition of fees for reinspection of noncompliant facilities.  Each of these events could increase our liability and could have a material adverse effect on our financial condition, results of operations or cash flows.

In general, before any substance can be added to food, its safety must be assessed in a stringent approval process.  When an additive is proposed for use in a meat, its safety, technical function, and conditions of use must also be evaluated by the USDA.  Because the USDA retains jurisdiction over meat products and food ingredients intended for use in meats, the use of our SRB and DRB meat enhancers is regulated by this agency.  Both SRB and DRB have USDA approval for use in meat products.

Brazil Segment

The Brazilian Ministry of Agriculture, Livestock and Food Supply (MAPA), one of the Federal administrative bodies, is the primary regulator of agricultural products in Brazil, which main activity is the management of public policies to encourage agriculture, the promotion of agribusiness and the regulation and standardization of services related to the sector.  Amongst other activities, MAPA is responsible for the regulation and control of pharmaceuticals, biological products and medicated feed additives for animal use.  MAPA is organized into departments, each one responsible for different sectors of the nation’s agribusiness.  Amongst these departments, the Secretary of Agricultural Defense (SDA) is responsible for implementing the actions of the State which aims at the prevention, control and eradication of animal diseases and plant pests.  The SDA also contributes to the formulation of the national agricultural policy by planning, regulating, coordinating and supervising the activities of agricultural defense throughout the country, being responsible for the coordination of the Department of Inspection of Livestock Products.  In order to fulfill its mission, the SDA provides central management and regulatory bodies as well as projections within the states for the implementation and coordination of those activities for which it is responsible.  Furthermore, ANVISA, a regulatory agency which operates in all those sectors related to products and services that affect the health of the population, and with expertise that covers both sanitary regulation and the economic regulation of the market, contributes to the enforcement of most of the regulations regarding processed food products, including vegetable oils, fats and vegetable creams.

Index
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

Sales and Marketing

Both of our USA and Brazil segments use internal sales staff, outside independent sales representatives and third party distributors to market our portfolio of products domestically and internationally. In 2013, three customers accounted for 38% of USA segment revenues. In our Brazil segment, three customers accounted for 35% of segment revenues. In 2012, three customers accounted for approximately 40% of USA segment revenues and in our Brazil segment, three customers accounted for approximately 38% of segment revenues. We continue to diversify our customer base in an attempt to mitigate the concentration of customers. We have recently signed multi-year contracts with two customers who we expect to grow significantly. In addition, we have recently initiated new ingredient sales to large international consumer products companies that we expect to further diversify our portfolio risk.

Our Strategic Alliances

In 2011, we entered into an agreement with DSM Innovation Center, a subsidiary of Royal DSM N.V., with the goal of developing technology to extract and concentrate protein from rice bran. In March 2013, the agreement was mutually terminated under terms whereby we each received (i) the right to separately develop, modify and improve the jointly developed technology owned by the partner and (ii) a nonexclusive, royalty free, perpetual license to that technology.

RBT PRO, LLC (RBT PRO) was a wholly owned subsidiary whose only asset was the license acquired in March 2013. In April 2013, we entered into a series of agreements with Wilmar.  In connection therewith, we sold a 50% membership interest in RBT PRO to Wilmar for $1.2 million. RBT PRO granted an exclusive, royalty free, perpetual sublicense of the license to Wilmar for use throughout China and to us for use worldwide, excluding China.

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

Under the agreements, we obtained the right to purchase 45% of the capital stock of any entity Wilmar establishes to develop new products relating to rice bran or its derivative, as defined in the agreement, using the intellectual property licensed to Wilmar.  If we decline the right to purchase 45% of the capital stock of any such new entity, we have the option to purchase 25% of the entity within two years of the entity’s formation.  The exercise price for this option will equal 25% of the capital investment made in the entity, plus interest, as defined in the agreement.

Our Competition

There are a number of companies that have invested significant resources to develop stabilizing technologies for stabilizing and further processing rice bran and who market rice bran products with varying levels of stabilization into multiple markets around the world.  We believe that we have best of breed technologies for stabilizing rice bran and, as such, have developed significant brand recognition in the animal feed and human food ingredient sectors both domestically and internationally.  Together with our decades of application technology know-how and patented processing methods, we believe that we have a first-to-market advantage over the competition with respect to our SRB products

We are aware of several new producers of rice based animal nutrition and food ingredient products in the US, Europe and Asia.  We believe that our major nutritional supplement competitors include producers of isolated soy protein, wheat bran and oat bran, particularly in the functional food ingredients market segment.

Index
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

Beginning in 2008 with the purchase of Irgovel, we also began to compete in the world's edible oil market.  Our competition for exports of rice bran oil resides primarily in Southeast Asia.  Our branded rice bran oil “Carreteiro” competes with other bottled oils such as soy, palm, canola, peanut and others in the Brazilian market.  In addition, our exported rice bran oil competes with those same oils from other grains, seeds and plants in markets around the world.

Our Employees

As of December 31, 2013, the USA and Corporate segments had 40 employees located in the U.S.  The Brazil segment had 220 employees.  Our employee count may change periodically.  From year to year we experience normal variable labor fluctuation at our production facilities.  We believe relations with our employees are good.  None of our U.S. based employees are covered by collective bargaining agreements.  All of the employees at our Irgovel facility in Brazil are represented by a labor union and are covered by a collective bargaining agreement.

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

RISK FACTORS

Risks Relating to Our Business

We have not yet achieved positive cash flows.

Our net cash used in operating activities was $5.2 million in 2013 and $4.8 million in 2012.  We may not be able to achieve revenue growth, profitability or positive cash flow, on either a quarterly or annual basis, and that profitability, if achieved, may not be sustained.  If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives such as re-filing for bankruptcy, pursuing dissolution and liquidation, seeking to merge with another company, selling all or substantially all of our assets or raising additional capital through equity or debt financings.  Because of our recurring losses and negative cash flows from operations, the audit report of our independent registered public accountants on our consolidated financial statements contains an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We have generated significant losses since our inception in 2000, and losses in the future could cause the trading price of our stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flows.

Since we began operations in February 2000, we have incurred an accumulated deficit in excess of $200 million.  We may not be able to achieve or maintain profitable operations if achieved.  If our losses continue, our liquidity may continue to be severely impaired, our stock price may fall and our shareholders may lose all or a significant portion of their investment.  If we are not able to attain profitability in the near future our financial condition could deteriorate further which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.  Further, we may be unable to pay our debt obligations as they become due, which include obligations to secured creditors.

Index
We may need to raise additional funds through debt or equity financings in the future to achieve our business objectives and to satisfy our cash obligations, which would dilute the ownership of our existing shareholders and possibly subordinate certain of their rights to the rights of new investors.

We may need to raise additional funds through debt or equity financings in order to complete our ultimate business objectives.  We also may choose to raise additional funds in debt or equity financings if they are available to us on reasonable terms to increase our working capital, strengthen our financial position or to make acquisitions.  Our board of directors (the Board) has the ability, without seeking shareholder approval, to issue convertible debt and additional shares of common stock or preferred stock that is convertible into common stock for such consideration as the board of directors may consider sufficient, which may be at a discount to the market price.  Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing shareholders, which could be substantial.  Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our common stock, including repayment of their investment, and possibly additional amounts, before any payments could be made to holders of our common stock in connection with an acquisition of us.  Such preferred shares, if authorized, might be granted rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of our common stock.  Also, new investors may require that we and certain of our shareholders enter into voting arrangements that give them additional voting control or representation on our board of directors.

Any material weaknesses in our internal control over financing reporting in the future could adversely affect investor confidence, impair the value of our common stock and increase our cost of raising capital.

Any future failure to remedy deficiencies in our internal control over financial reporting that may be discovered or our failure to implement new or improved controls, or difficulties encountered in the implementation of such controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.  Any such failure could, in turn, affect the future ability of our management to certify that internal control over our financial reporting is effective.  Inferior internal control over financial reporting could also subject us to the scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties or shareholder litigation, which could have an adverse effect on our results of operations and the trading price of our common stock.

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

We have formulated our business plan and strategies based on certain assumptions regarding the size of the rice bran market, our anticipated share of this market, the estimated price and acceptance of our products and other factors.  These assumptions are based on our best estimates, however our assessments may not prove to be correct.  Any future success may depend upon factors including changes in the dietary supplement industry, governmental regulation, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of rice bran, production, supplies, personnel, equipment, and reduced margins caused by competitive pressures.  Many of these factors are beyond our control.

We may face difficulties integrating businesses we acquire.

As part of our strategy, we expect to review opportunities to buy other businesses or technologies, such as the acquisition of H&N that was completed on January 2, 2014, that would complement our current products, expand the breadth of our markets or enhance technical capabilities, or that may otherwise offer growth opportunities.  The H&N acquisition and other acquisitions involve numerous risks, including:
•	problems combining the purchased operations, technologies or products;
•	unanticipated costs;
•	diversion of management’s attention from our core business;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering markets in which we have no or limited prior experience;

Index
•	potential loss of key employees of purchased organizations;
•	problems combining the purchased operations, technologies or products;
•	unanticipated costs;
•	diversion of management’s attention from our core business;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering markets in which we have no or limited prior experience; and
•	potential loss of key employees of purchased organizations.

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

Our Brazilian segment’s business, results of operations, financial condition and prospects may be adversely affected by, among others, the following factors:
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

The Investors in Nutra SA (Investors) have the right to force the sale of all Nutra SA assets after the earlier of January 1, 2015, or upon the failure to process a certain level of rice bran in the second and third quarters of 2014.  Should the Investors desire to sell 100% of Nutra SA to a third party, we are obligated to cooperate in the negotiation and sale of Nutra SA in accordance with the terms of such sale as agreed to thereby.  In the event of a sale, the Investors are entitled to a preferential return of any proceeds received from the sale of Nutra SA in an amount equal to 2.3 times such investors’ unreturned capital which will be distributed first to such investors until the preferential return has been paid in full.  The unreturned capital balance for the Investors as of March 25, 2014, is $14.3 million.  Because of these drag along rights, we will only receive a certain portion of the proceeds if the sales proceeds are greater than the amount of such preferential return, and it is possible that we will receive no or little proceeds from the sale of Nutra SA.

Index
The capital expansion project and temporary shut down at our Irgovel facility could adversely affect our business, financial condition or results of operations.

Irgovel is currently in the final stages and near completion of a capital expansion project involving installation of new equipment and improvements to existing infrastructure.  As a result of the project, the Irgovel facility was shut down approximately ten weeks in the first quarter of 2014, while certain new equipment was brought on line.  Where possible, we stockpiled certain inventory for sale during the period the plant was shut down.  However, this inventory was not adequate to timely fulfill all outstanding orders during this period.  Facility shut down and subsequent restart expenses may adversely affect our operating results in the period when these events occur.

The installation of new equipment at the Irgovel facility involves significant uncertainties.  For example, our new equipment may not perform as expected or may differ from design and/or specifications.  If we are required to redesign or modify the equipment to ensure that it performs as expected, we may need to further shut down the facility until the equipment has been redesigned or modified as necessary.  Any of the foregoing risks associated with the capital expansion project could lead to lower revenues or higher costs or otherwise have a negative impact on our future results of operations and financial condition.

Irgovel has certain financial and operating performance obligations which if not met may lead to us losing management control over Irgovel.

Under the limited liability company agreement for Nutra SA, as amended, Irgovel must satisfy certain financial performance requirements in order for us to maintain control over Irgovel.  These financial performance requirements include Irgovel’s satisfaction of revenue, earnings and net debt targets described in the membership interest purchase agreement, as amended.  In addition, Irgovel must meet certain minimum processing targets beginning in the second quarter of 2014 and achieve EBITDA of at least $4.0 million beginning in 2014.  If Irgovel fails to meet these financial requirements, we could lose management control over Irgovel’s operations, and management control would transfer to the other investors in Nutra SA.  Any such change in management control would cause us to no longer consolidate Irgovel’s financial results with our financial results.  Instead, we would be required to account for Irgovel as an equity investment on our balance sheets which may negatively impact our share price.

Our business could be affected adversely by labor disputes, strikes or work stoppages in Brazil.

All of our employees at our Irgovel facility in Brazil are represented by a labor union and are covered by a collective bargaining agreement.  As a result, we are subject to the risk of labor disputes, strikes, work stoppages and other labor-relations matters.  Our collective bargaining agreement in Brazil has a one-year term and requires that we provide wage adjustments each year.  We may be unable to negotiate new collective bargaining agreements on similar or more favorable terms and may experience work stoppages or other labor problems in the future.  We could experience a disruption of our operations or higher ongoing labor costs, which could have a material adverse effect on our operating results and financial condition, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation or shortages and reduced revenues and net income.

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

In the USA segment, in 2013, three customers accounted for 38% of segment revenues and the top ten customers accounted for 61% of segment revenues.  As of December 31, 2013, the top ten customers in the USA segment accounted for 59% of segment accounts receivable.

In the Brazil segment, three customers accounted for 35% of 2013 segment revenues and our top ten customers accounted for 53% of 2013 segment revenues.  As of December 31, 2013, the top ten customers accounted for 68% of Brazil segment accounts receivable.

We are dependent upon the continued growth, viability and financial stability of our customers. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenues.  Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our revenues and expose us to increased risks relating to dependence on a small number of customers.  A significant reduction in sales to any of our customers or a customer could have a material adverse effect on our results of operations.

The inability of our significant customers to meet their obligations to us may adversely affect our financial results.

We currently depend on a limited number of customers.  This results in a concentration of credit risk with respect to our outstanding accounts receivable.  We consider the financial strength of the customer, the remoteness of the possible risk that a default event will occur, the potential benefits to our future growth and development, possible actions to reduce the likelihood of a default event and the benefits from the transaction before entering into a large credit limit for a customer.  Although we analyze these factors, the ultimate collection of the obligation from the customer may not occur.  Although we continue to expand our customer base in an attempt to mitigate the concentration of credit risk, the writing off of an accounts receivable balance could have an adverse effect on our results of operations.  Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  Historically, we have not experienced any loss of our cash and cash equivalents, but we have experienced losses to our trade receivables.

We may encounter difficulties in maintaining relationships with distributors and customers while enforcing our credit policies.

We define credit risk as the risk of loss from obligors or counterparty default.  Our credit risks arise from both distributors and consumers.  Many of these risks and uncertainties are beyond our control.  Our ability to forecast future trends and spot shifts in consumer patterns or behavior even before they occur are vital for success in today’s economy.  In managing risk, our objective is to protect our profitability, but also to protect, to the extent we can, our ongoing relationships with our distributors and customers.  However, as part of our credit risk policies, we occasionally must, among other things, cancel, reduce credit limits and place cash only requirements for certain questionable accounts.  These credit risk policies may negatively impact our relationships with our distributors and customers, which could adversely affect our results of operations.

We rely upon a limited number of product offerings.

The majority of the products that we have sold through December 31, 2013, have been based on SRB produced at our US facilities and RBO extracted at Irgovel.  A decline in the market demand for our SRB and RBO products or the products of other companies utilizing our SRB and RBO products, would have a significant adverse impact on us.

Our ability to generate sales is dependent upon our ability to continue our ongoing marketing efforts to raise awareness of our products and benefits of rice bran products generally.

We are dependent on our ability to market products to animal food producers, food manufacturers, mass merchandisers and health food retailers, and to other companies for use in their products.  We must increase the level of awareness of dietary supplements in general and our products in particular.  We will be required to devote substantial management and financial resources to these marketing and advertising efforts and such efforts may not be successful.

Our ability to adapt to sudden increases in demand of our product is limited by an adequate supply of raw rice bran and our ability to find additional facilities for production.

Many of our current products depend on our proprietary technology using raw rice bran, which is a by-product from milling paddy rice to white rice.  Our ability to manufacture SRB is currently limited to the production capability of our equipment located at our two suppliers’ rice mills in California and our own plant located adjacent to our supplier in Mermentau, Louisiana.  At the facilities and our value-added product plants in Dillon, Montana and our facility in Pelotas, Brazil, we currently are capable of producing enough finished products to meet current demand.  If demand for our products were to increase dramatically in the future, we would need additional production capacity which may take time and may expose us to additional long term operating costs.

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

Index
We face competition from other companies that produce bran, grains and other alternative ingredients with similar benefits as our rice brans.

Competition in our targeted industries, including nutraceuticals, functional food ingredients, rice bran oils, animal feed supplements and companion pet food ingredients is vigorous, with a large number of businesses engaged in the various industries.  Many of our competitors have established reputations for successfully developing and marketing their products, including products that incorporate bran from other cereal grains and other alternative ingredients that are widely recognized as providing similar benefits as rice bran.  In addition, many of our competitors have greater financial, managerial, and technical resources than we do.  If we are not successful in competing in these markets, we may not be able to attain our business objectives.

We must comply with our contractual obligations.

We have numerous ongoing contractual obligations under various purchase, sale, supply, production and other agreements which govern our business operations.  We also have contractual obligations which require ongoing payments such as various debt agreements and lease obligations and the agreement of Irgovel to pay tax obligations to the Brazilian government.  While we seek to comply at all times with these obligations, we may not be able to comply with the terms of all contracts during all periods of time, especially if there are significant changes in market conditions or our financial condition.  If we are unable to comply with our material contractual obligations, there likely would be a material adverse effect on our financial condition and results of operations.

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints both domestically and abroad and our failure to comply with these laws, regulations and constraints could lead to the imposition of significant penalties or claims, which could harm our financial condition and operating results.

In both the U.S. and foreign markets, the formulation, manufacturing, packaging, labeling, distribution, sale and storage of our products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints.  Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions.  The dietary supplement and cosmetic industries are subject to considerable government regulation, both as to efficacy as well as labeling and advertising.  We are subject to regulation by one or more federal agencies including the U.S. Food and Drug Administration (FDA), the U.S. Federal Trade Commission (FTC), and the U.S. Department of Agriculture (USDA), state and local authorities and foreign governmental agencies including the Brazilian National Health Surveillance Agency.  In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of our products, resulting in significant loss of sales revenues.  Our failure to comply with these current and new regulations could lead to the imposition of significant penalties or claims, limit the production or marketing of any non-compliant products or advertising and could negatively impact our business.

We may be subject to product liability claims and product recalls.

We sell food and nutritional products for animal and human consumption, which involves risks such as product contamination or spoilage, product tampering and other adulteration of food products.  We may be subject to liability if the consumption of any of our products causes injury, illness or death.  We maintain a product liability policy for $5.0 million per year in the aggregate.  In addition, we may voluntarily recall products in the event of contamination or damage.  A significant product liability judgment or a widespread product recall may cause a material adverse effect on our financial condition.  Even if a product liability claim is unsuccessful, there may be negative publicity surrounding any assertion that our products caused illness or injury which could adversely affect our reputation with existing and potential customers.

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

Index
Our success depends in part on our ability to obtain, enforce and protect our patents, licenses and other intellectual property rights for our products and technology.

Our success is dependent upon our ability to protect and enforce the patents, trade secrets and trademarks that we have and to develop and obtain new patents and trademarks for future processes, machinery, compounds and products that we develop.  The process of seeking patent protection may be long and expensive, and patents might not be issued or not be broad enough in scope.  We may not be able to protect our technology adequately, and our competition may be able to develop similar technology that does not infringe or encroach upon any of our rights.

There currently are no claims or lawsuits pending or threatened against us regarding possible infringement claims, but infringement claims by third parties, or claims for indemnification resulting from infringement claims, could be asserted in the future or that such assertions, if proven to be accurate, could have a material adverse effect on our business, financial condition and results of operations.  In the future, litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to defend against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others.  Any litigation could result in substantial cost and diversion of our efforts and other resources, which could have a material adverse effect on our financial condition and results of operations.  Adverse determinations in any litigation could result in the loss of our proprietary rights, subjecting us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our systems, any of which could have a material adverse effect on our financial condition and results of operations.  A license under a third party’s intellectual property rights might not be available to us on reasonable terms, if at all.

We are dependent on key employees.

Our success depends upon the efforts of our top management team and certain other key employees, including the efforts of John Short (chief executive officer), Dale Belt (chief financial officer), Mark McKnight (senior vice president of contract manufacturing), and Robert Smith, PhD (senior vice president of sales and business development).  Although we have written employment agreements with our CEO and CFO, such individuals could die, become disabled, or resign.  In addition, our success is dependent upon our ability to attract and retain key management persons for positions relating to the marketing and distribution of our products.  We may not be able to recruit and employ such executives at times and on terms acceptable to us.  Also, volatility, lack of positive performance in our stock price and changes in our overall compensation program, including our equity incentive program, may adversely affect our ability to retain such key employees.

Compliance with corporate governance and public disclosure regulations may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations issued by the SEC, such as Dodd-Frank, are creating uncertainty for companies.  In order to comply with these laws, we may need to invest substantial resources to comply with evolving standards, and this investment would result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Our officers and directors have limited liability and have indemnification rights.

Our articles of incorporation and bylaws provide that we may indemnify our officers and directors against losses sustained or liabilities incurred which arise from any transaction in that officer’s or director’s respective managerial capacity, unless that officer or director violates a duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend, or derived an improper benefit from the transaction.

Risks Relating to Our Stock

Our stock price is volatile.

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future.  The market price of the common stock may continue to fluctuate in response to a number of factors, including:
•	announcements of new products or product enhancements by us or our competitors;
•	fluctuations in our quarterly or annual operating results;
•	developments in our relationships with customers and suppliers;
•	our ability to obtain financing;

Index
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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.  Our stock price is volatile and we have been the target of shareholder litigation.  Any shareholder litigation brought against us in the future could result in substantial costs and divert our management’s attention and resources from our business.

We have significant “equity overhang” which could adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of equity securities.

As of March 25, 2014, we had 3,031,860 shares of common stock outstanding and 4,146,454 shares of our common stock were issuable upon exercise of our outstanding options and warrants.  In addition we may issue common stock in connection with the following:
•	In November 2013, certain warrant holders agreed to exchange warrants to purchase 496,060 shares of common stock for 1,554,734 shares of our common stock upon shareholders vote to approve an increase in our authorized shares of common stock;
•	In November 2013, an investor purchased an additional $0.5 million of notes, each of which bears 5% interest with a July 2016 maturity date, and will receive 134,250 shares of our common stock upon shareholders vote to approve an increase in our authorized shares of common stock;
•	In January 2014, in connection with our acquisition of H&N we entered into promissory notes for $3.3 million which must be settled through the issuance of shares of our common stock in certain circumstances.
•	In March 2014, we issued convertible notes in the principal amount of $4.9 million which automatically convert into 933,076 shares of common stock upon shareholders voting to approve an increase in our authorized shares of common stock.

The possibility that substantial amounts of our common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.  The issuance of the additional shares upon an increase in our authorized shares of common stock would significantly increase the amount of our common stock outstanding and the amount of the equity overhang.

The impacts of antidiluton provisions in certain warrants may dilute current shareholders.

As of March 25, 2014, we had 591,248 shares of common stock issuable upon exercise of outstanding warrants that contain antidilution provisions, with a current exercise price of $5.24.  These antidilution provisions cause the exercise prices and conversion prices of the warrants to decrease automatically if we issue shares of our common stock or securities convertible into shares of our common stock at prices below the exercise price of these warrants.  These adjustments automatically cause the number of shares issuable upon exercise of these warrants to proportionately increase.  Any such adjustment could materially dilute the holders of our common stock.

If we do not obtain shareholder approval to increase the number of our authorized shares of common stock in an amount sufficient to issue shares to certain warrant holders who agreed to exchange their warrants for shares of common stock and to a note holder in consideration for investing in additional notes issued by us, then an event of default would be triggered under those agreements.

On November 13, 2013, certain warrant holders agreed to exchange warrants to purchase 496,060 shares of common stock for the future issuance of 1,554,734 shares of our common stock.  In addition, an investor purchased an additional $0.5 million of notes, each of which bears 5% interest with a July 31, 2016 maturity date, in exchange for the future issuance of 134,250 shares of our common stock.  Pursuant to the above agreements, the shares issuable to the former warrant holders and note holder will not be issued until our shareholders approve an increase in our authorized shares of common stock which increase we have agreed to request by July 1, 2014.  Additionally, the holders of our subordinated convertible notes agreed to amend their notes to reduce the note interest rate to 5% from 10% and to remove the conversion feature and anti-dilutive protections under the note.  If the shareholders do not approve to increase the authorized number of shares of common stock by July 1, 2014, the interest rate on the notes will increase to 10% until such time as sufficient shares of our common stock are authorized to issue such shares.  In the event the issuance of shares under the Exchange constitutes an issuance of 20% or more of our outstanding shares of common stock at a price that is less than the market value of our common stock, we will also be required to obtain shareholder approval of the Exchange in accordance with the current NASDAQ Capital Market listing requirements before issuing all shares under the Exchange. We may, however, issue shares under the Exchange on a pro rata basis up to 19.9% of our outstanding shares prior to seeking shareholder approval on such issuances.

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

If we fail to comply with the continuing listing standards of The NASDAQ Capital Market, our securities could be delisted.

Our common stock is listed on the NASDAQ Capital Market under the symbol “RIBT”, and we also have outstanding warrants listed on the NASDAQ Capital Market under the symbol “RIBTW”.  For our common stock and warrants to continue to be listed on the NASDAQ Capital Market, we must meet the current NASDAQ Capital Market continued listing requirements.  If we were unable to meet these requirements, including, but not limited to, requirements to obtain shareholder approval of a transaction other than a public offering involving the sale or issuance equal to 20% or more of our common stock at a price that is less than the market value of our common stock, our common stock and warrants could be delisted from the NASDAQ Capital Market.  If our securities were to be delisted from the NASDAQ Capital Market, our securities could continue to trade on the over-the-counter bulletin board following any delisting from the NASDAQ Capital Market, or on the Pink Sheets, as the case may be.  Any such delisting of our securities could have an adverse effect on the market price of, and the efficiency of the trading market for our securities, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any.  Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We maintain various facilities that are used for manufacturing, warehousing, research and development, distribution, and administrative functions.  These facilities consist of both owned and leased properties.  The following table summarizes the properties used to conduct our operations as of March 25, 2014:

Index
Primary Segment	Location	Status	Primary Use
USA	West Sacramento, California	Leased	Warehousing, and administrative

USA	Mermentau, Louisiana	Owned	Manufacturing

USA	Lake Charles, Louisiana	Building – owned	Manufacturing (idled since May 2009)
Land - leased

USA	Dillon, Montana	Owned	Manufacturing

USA	Irving, Texas	Leased	Manufacturing, warehousing and distribution

Brazil	Pelotas, Brazil	Owned	Manufacturing, R&D and administrative

Corporate	Scottsdale, Arizona	Leased	Administrative – corporate offices

Our corporate headquarters is located at 6720 N. Scottsdale Road, Suite 390, Scottsdale, AZ  85253.  We lease approximately 9,000 square feet of corporate office space in Scottsdale.

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

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  Our parent company has not been served with any formal notices in regard to this matter.  To date, only Irgovel has received formal legal notice.  In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration.  As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of December 31 2013 and, 2012, the balance in the escrow account was $1.9 million and is included in restricted cash in our balance sheets.  There is an escrow liability related to the lawsuit in accrued expenses on our balance sheets as of December, 2013 and, 2012, totaling $1.4 million.  When the escrow account was funded, we established an accrued liability equal to the amount of the escrow for contingencies and the net balance due to the Sellers under the terms of the Purchase Agreement.  As of December 31, 2013, $0.7 million of pre-acquisition contingencies have either been paid or specifically identified and accrued, leaving a balance of $1.4 million to settle any remaining contingencies.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account. We agreed to pay to Nutra SA ninety percent of any funds received from the escrow account in excess of the sum of (i) $1.0 million and (ii) our contributions to Nutra SA made after March 25, 2014, with no resulting change in our Nutra SA voting rights (see Note 14 to the consolidated financial statements.).

Index
Diabco Life Sciences, LLC

In January 2012, we filed a complaint in the Superior Court of California, Sacramento County, seeking damages arising out of Diabco Life Sciences, LLC’s (Diabco) breach of a 2008 promissory note in the principal amount of $0.5 million.  At trial in August 2013, Diabco stipulated that total damages through July 2013, including interest and late fees, amounted to $0.9 million.  In September 2013, the court issued its tentative statement of decision indicating that judgment will be entered in our favor in the amount of $0.9 million as of July 2013, plus interest.  In January 2014, the court issued its final judgment in the amount of $1.0 million.  Diabco has filed a notice of appeal with the court challenging the final judgment.  We have no receivable from Diabco recorded in the accompanying financial statements as recovery of the judgment is not reasonably assured.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “RIBT.”  Our CUSIP No. is 762831-10-5.  The following table sets forth the range of high and low closing sales prices for our common stock for the periods indicated below.  The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.  Through December 12, 2013, our common stock was quoted on the OTCQB under the symbol “RIBT.” All share and per share information in the table below reflects the one-for-200 reverse stock split which was effected on November 13, 2013.  Our shares of common stock did not trade on a post-adjusted basis until the opening of the market on November 18, 2013.

	Low	High

2013
Fourth Quarter	$4.55	$13.76
Third Quarter	9.60	14.00
Second Quarter	12.40	17.40
First Quarter	10.40	22.00

2012
Fourth Quarter	$9.80	$16.00
Third Quarter	7.80	16.60
Second Quarter	11.00	30.40
First Quarter	22.00	29.00

Holders

As of March 25, 2014, there were approximately 280 holders of record and 9,300 beneficial owners of our common stock.

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

Index
Recent Sales of Unregistered Securities

During the quarter ended December 31, 2013, we issued the securities described below without registration under the Securities Act.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933.  All issuances below were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

We issued options as described in the table which follows.

Date of Issuance	Recipient	Number of Underlying Shares of Common Stock	Exercise Price	Vesting Period	Expiration	In Connection With
December 11, 2013	Employee	2,500	$6.00	Three Years	December 11, 2023	Employment

We issued the following shares of common stock under agreements with consultants and vendors as summarized in the table which follows.

Date of Issuance	Shares of Common Stock	Vesting Period
October 1, 2013	4,375	Immediate
October 10, 2013	1,250	Immediate
October 31, 2013	843	Immediate
November 7, 2013	5,000	Immediate

On November 13, 2013, certain warrant holders agreed to exchange warrants to purchase 496,060 shares of common stock for the future issuance of 1,554,734 shares of our common stock.  An investor also purchased a $200,000 note on November 13, 2013 and an additional $300,000 note on November 23, 2013, each of which bears a 5% interest with a July 31, 2016 maturity date, in exchange for the future issuance of 134,250 shares of our common stock.  Pursuant to the above agreements, the shares issuable to the former warrant holders and note holder will not be issued until after our shareholders approve an increase in our authorized shares of common stock which increase we have agreed to request by July 1, 2014.

Three convertible note holders previously elected in lieu of cash interest payments otherwise payable though June 2014 on their existing notes to receive (i) an increase in the number of shares of common stock underlying their notes (ii) a warrant to purchase shares of our common.  As a consequence, on October 31, 2013, we (i) increased the shares of common stock underlying their convertible notes by 1,100 shares and (ii) issued warrants for the purchase of 1,100 shares of common stock, at an exercise price of $16.00 per share and a May 2018 expiration.

Under a revolving credit facility with TCA Global Credit Master Fund, LP (TCA), effective May 24, 2013, as amended July 18, 2013 and October 11, 2013, we may borrow up to $8 million.  The terms of the borrowing are further described in Note 9 to the consolidated financial statements.  On October 11, 2013, we borrowed an additional $800,000 under the TCA revolving note In addition to cash expenses, we issued TCA 6,667 shares of our common stock.  We issued equity warrants to investment bankers for the purchase of 3,429 shares of common stock, exercisable at $16.00 per share, through October 11, 2018.

As a result of our public offering of securities on December 18, 2013, we adjusted the exercise price and increased the number of shares underlying certain existing warrants to purchase common stock, issued to the investors in prior equity financings pursuant to the antidilution provisions contained in the respective warrants.  The changes are described in the tables which follow.  All of the changes were to warrants held by existing warrant holders without additional consideration pursuant to the terms of the respective financings, and no commission or other remuneration was paid or given directly or indirectly to any person in connection therewith.  The changes to the existing warrants, as summarized in the table below, were exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

Index
		Before Event		After Event		Increase in
Triggering Events	Financing	Shares Under Warrants	Exercise Price	Shares Under Warrants	Exercise Price	Shares Under Warrants
December 18, 2013	May 7, 2009	61,667	$14.00	164,759	$5.24	103,092
	January 17, 2012	53,571	14.00	143,130	5.24	89,559
	July 31, 2012	92,800	16.00	283,359	5.24	190,559

Share Repurchases

We did not repurchase any of our common stock in 2013.

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

Basis of Presentation and Going Concern

In 2013, we continued to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern.  We believe that we now have adequate financial resources to operate our business for the next year and we will be able to obtain additional funds to operate our business, should it be necessary, however, there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We closed an underwritten public offering in December 2013 and completed a private placement offering in March 2014 which together provided us with net proceeds in excess of $12.0 million, allowing us to make additional investment in our Brazilian operations and provide cash for corporate purposes.  In January 2014, we completed the acquisition of H&N Distribution Inc., the operations of which are expected to be accretive to cash flows.  Our Brazilian subsidiary, Irgovel, shut down operations in the first quarter of 2014 to complete the final stages of a major capital expansion.  The shutdown and capital expenditures have depleted cash.  Operations at Irgovel are expected to normalize during the second quarter of 2014, such that Irgovel will then be operating at its newly increased capacity and begin generating cash from operations,

Index
Segments

We have two reportable operating segments in 2013: (i) USA segment, which manufactures and distributes SRB in various granulations along with Stage II products and derivatives and (ii) Brazil segment, which extracts crude RBO and DRB from rice bran, which are then further processed into fully refined rice bran oil for sale internationally and in Brazil, compounded animal nutrition products for horses, cows, swine, sheep and poultry and a number of valuable human food and animal nutrition products derivatives and co-products. In addition we incur corporate expenses not directly attributable to operating segments, which include costs related to our corporate staff, general and administrative expenses including public company expenses, intellectual property, professional fees, and other expenses.  No corporate allocations, including interests, are made to the operating segments.

The combined operations of our USA and Brazil segments encompass our bio-refining approach to processing RRB into various high quality, value-added constituents and finished products.  Over the past decade, we have developed and optimized our proprietary bio-refining processes to support the production of healthy, natural, hypoallergenic, gluten free, and non-genetically modified ingredients and supplements for use in human meats, baked goods, cereals, coatings, health foods, nutritional supplements, nutraceuticals and high-end animal nutrition and health products.

In 2013, the USA segment produced SRB inside two supplier rice mills in California and one owned facility in Louisiana.  A facility located in Lake Charles, Louisiana has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces our Stage II products RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB), RiBalance (a complete rice bran nutritional package derived from further processing SRB), and ProRyza, a family of protein products.  Stage II refers to the proprietary processes run at our Dillon, Montana facility and includes products produced at that facility using our patented processes.  The manufacturing facilities included in our USA segment have proprietary processing equipment and patented technology for the stabilization and further processing of rice bran into finished products.  In 2013, approximately 55% of USA segment revenue was from sales of human food products and approximately 45% was from sales of animal nutrition products.

The Brazil segment consists of the consolidated operations of Nutra SA, whose only operating subsidiary is Irgovel, located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human ingredient and animal nutrition markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  Irgovel recently started production of rice lecithin, which has application in human nutrition, animal nutrition and industrial applications.  DRB is compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market, sold as a raw material for further processing into human food ingredients or sold in bulk into the animal nutrition markets in Brazil and neighboring countries.  In 2013, approximately 45% of Brazil segment product revenue was from sales of RBO products and 55% was from sales of DRB products.

Results of Operations

Consolidated net loss attributable to RiceBran Technologies shareholders for 2013 was $15.0 million, or $12.95 per share, compared to $9.5 million, or $9.29 per share in 2012.

Index
Revenue and Gross Profit

Revenues (in thousands):

	2013	% of Total Revenues	2012	% of Total Revenues	Change	% Change
USA segment	$12,023	34.3	$12,633	33.5	$(610)	(4.8)
Brazil segment	23,028	65.7	25,090	66.5	(2,062)	(8.2)
Total revenues	$35,051	100.0	$37,723	100.0	$(2,672)	(7.1)

Consolidated revenues were $35.1 million in 2013 compared to $37.7 million in 2012, a decrease of $2.7 million, or 7.1%.

USA segment revenues decreased $0.6 million, or 4.8% in 2013 compared to 2012.  Animal feed product revenues decreased $1.0 million on lower volume while human nutrition product revenues increased $0.4 million.  The decline in animal feed revenue was primarily attributable to reduced sales to two large, but low margin customers. We continue to focus on increasing the higher margin human ingredient product revenue in our mix of revenue.

Brazil segment revenues decreased $2.1 million, or 8.2% in 2013 compared to 2012.  Revenues decreased $2.4 million as a result of the 9.5% decline in the average exchange rate between these periods.  On a local currency basis, prior to translation into US dollars, Brazil segment revenues increased 1.3% year over year.  Offsetting the $2.4 million decline as a result of the decrease in the average exchange rates was the impact of a 4.6 % increase in revenue per ton.  As part of the capital expansion project, we improved our animal feed production capabilities and launched new products which were unavailable for sale in 2012.

Gross profit (in thousands):

	2013	Gross Profit %	2012	Gross Profit %	Change	Change in Gross Profit %
USA segment	$2,945	24.5	$3,687	29.2	$(742)	(4.7)
Brazil segment	1,000	4.3	2,385	9.5	(1,385)	(5.2)
Total gross profit	$3,945	11.3	$6,072	16.1	$(2,127)	(4.8)

Consolidated gross profit in 2013 decreased $2.1 million, or 4.8 percentage points, to $3.9 million in 2013, compared to $6.1 million in 2012.

The USA segment gross profit declined $0.7 million, to $2.9 million in 2013, from $3.7 million in 2012, due to the impact of higher raw bran prices in 2013 compared to 2012. Raw bran and related third party bran processing cost increases impacted margin by 5.3 percentage points.  Continuing competitive pressure for animal nutrition product revenues has limited our ability to pass along these higher costs and we decided to forego unprofitable sales to some large customers. In the human feed ingredient market, pricing is more elastic.

The Brazil segment gross profit declined $1.4 million, or 5.2 percentage points, from 9.5 to 4.3, partially due to increased raw bran prices.  While the amount of raw bran processed was 1.1% higher in 2013 than 2012, plant operational efficiency at Irgovel was affected by the capital expansion project.  Multiple plant shut downs throughout 2013 have occurred as new equipment has been installed in several areas of the plant.  Major areas affected include the animal nutrition plant, the boiler system that feeds steam to the plant, water storage and fire protection systems, power substations, raw bran receiving facilities and raw bran extruders.  The plant was shut down again in January 2014 for expansion of the rice bran oil extractor, the key functional part of the plant, as well as installation of a new desolventizing/toasting system.  Production began again in March 2014 on a limited basis and we expect production capacity to build through the second quarter of 2014 and reach or exceed 150% of raw bran processing capability in the third quarter of 2014.

Index
Operating Expenses (in thousands):

	2013
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$5,918	$2,006	$4,442	$12,366
Depreciation and amortization	24	469	756	1,249
Impairment of property	-	300	-	300
Total operating expenses	$5,942	$2,775	$5,198	$13,915

	2012
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$4,768	$2,364	$4,496	$11,628
Depreciation and amortization	197	1,006	859	2,062
Intersegment fees	(347)	-	347	-
Impairment of intangibles and property	-	1,069	-	1,069
Total operating expenses	$4,618	$4,439	$5,702	$14,759

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$(1,150)	$358	$54	$(738)
Depreciation and amortization	173	537	103	813
Intersegment fees	(347)	-	347	-
Impairment of intangibles and property	-	769	-	769
Total operating expenses	$(1,324)	$1,664	$504	$844

Consolidated operating expenses were $13.9 million in 2013, compared to $14.8 million in 2012, an improvement of $0.8 million.

Corporate segment selling, general and administrative expenses (SG&A) increased $1.2 million between years due to the $1.1 million change in bonus expenses. USA segment SG&A expenses decreased $0.4 million primarily as a result of a $0.3 million change in gain on sale of excess property.  Depreciation expense was lower in 2013 as a result of an impairment charge taken in the second quarter of 2012.

The reduction in USA segment impairment charges between periods contributed $0.8 million to the improvement in consolidated operating expenses.  The impairment charge in 2012, related to the impairment of machinery and equipment not currently in use, which was written down $1.1 million to its estimated fair value in the second quarter of 2012.  In the first quarter of 2013, we reevaluated the machinery and equipment not in use and, based on current market conditions, recorded an additional impairment of $0.3 million.  The estimate of net realizable value is subject to change.

Brazil segment SG&A expense decreased $0.1 million.  The net decrease was attributable to a $0.5 million reduction in expense from the 9.5% change in exchange rates between periods offset by a $0.4 million increase in severance costs associated with 2013 headcount reductions.

The investors in Nutra SA have agreed to waive all investor fees until further notice.  Thus there are no intersegment fees in 2013, comparable to those in 2012.

Index
Other Income (Expense) (in thousands):
	2013
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$109	$109
Interest expense	(1,950)	-	(1,984)	(3,934)
Change in fair value of derivative warrant and conversion liabilities	(1,029)	-	-	(1,029)
Loss on extinguishment and financing expense	(3,455)	-	-	(3,455)
Foreign currency exchange, net	-	-	(440)	(440)
Other	(41)	-	(319)	(360)
Other income (expense)	$(6,475)	$-	$(2,634)	$(9,109)

	2012
	Corporate	USA	Brazil	Consolidated
Interest income	$18	$-	$56	$74
Interest expense	(742)	(17)	(1,167)	(1,926)
Change in fair value of derivative warrant and conversion liabilities	5,420	-	-	5,420
Loss on extinguishment and financing expense	(7,125)	-	-	(7,125)
Foreign currency exchange, net	-	-	(617)	(617)
Other	-	-	(210)	(210)
Other income (expense)	$(2,429)	$(17)	$(1,938)	$(4,384)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$(18)	$-	$53	$35
Interest expense	(1,208)	17	(817)	(2,008)
Change in fair value of derivative warrant and conversion liabilities	(6,449)	-	-	(6,449)
Loss on extinguishment and financing expense	3,670	-	-	3,670
Foreign currency exchange, net	-	-	177	177
Other	(41)	-	(109)	(150)
Other income (expense)	$(4,046)	$17	$(696)	$(4,725)

Consolidated other expense was $9.1 million in 2013, compared to other expense of $4.4 million in 2012.  The $4.7 million increase in other expense was comprised of the following:
•	a $2.0 million increase in interest expense, as a result of (i) an increase in average debt and interest bearing payables outstanding in both the Corporate and Brazil segments and (ii) the increase in interest expense in the Corporate segment as a result of amortizing the debt discount on a senior debenture when the principal was paid in 2013;
•	a Corporate segment $6.4 million increase in expense from the change in the fair value of derivative warrant and conversion liabilities. Our liability warrants and conversion liabilities are valued using the lattice model each reporting period and the resulting change in fair value is recorded in the statements of operations. The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants and make certain other assumptions. The negative impacts as a result of the changes in our stock price between periods and the unfavorable impacts of the increase in average outstanding derivative contracts contributed to the increase in expense.

These higher expenses were offset by:
•	the $2.1 million reduction in Corporate segment loss on extinguishment. In 2013, the extinguishment losses were related to (i) the modification of convertible notes and the exchange of warrants as described in Note 9 to the consolidated financial statements included herein and (ii) the conversion of $0.3 million of our senior debenture and the prepayment of $0.3 million on those debentures also described in that note.
•	the $1.6 million reduction in Corporate segment financing expense. In 2013, the loss was associated with the issuance of subordinated convertible notes and related warrants and represented the excess of the fair value of the derivative conversion and warrant liabilities, and other consideration, at issuance over the proceeds from issuance, as described in Note 9 to the consolidated financial statements;
•	a $0.2 million improvement in foreign exchange, related to the Brazil segments US Dollar denominated debt, as a result of the 9.5% decline in the average exchange rate between periods.

Index
Liquidity and Capital Resources

With respect to liquidity and capital resources, we manage the Brazil segment, consisting currently of our plant in Brazil, separately from our U.S. based Corporate and USA segments.  Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA.  Cash used in operating activities for 2013 and 2012, is presented below by segment (in thousands).

	2013
	Corporate and USA	Brazil	Consolidated
Net loss	$(12,248)	$(5,392)	$(17,640)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,419	2,629	4,048
Change in fair value of derivative warrant and conversion liabilities	1,029	-	1,029
Loss on extinguishment	2,891	-	2,891
Financing expense	564	-	564
Impairment of property	300	-	300
Other adjustments, net	920	(1,157)	(237)
Changes in operating asset and liabilities:	1,486	2,357	$3,843
Net cash used in operating activities	$(3,639)	$(1,563)	$(5,202)

	2012
	Corporate and USA	Brazil	Consolidated
Net loss	$(7,816)	$(3,320)	$(11,136)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,071	2,541	4,612
Change in fair value of derivative warrant and conversion liabilities	(5,420)	-	(5,420)
Financing expense	2,184	-	2,184
Loss on extinguishment	4,941	-	4,941
Impairment of property	1,069	-	1,069
Other adjustments, net	1,333	(931)	402
Changes in operating asset and liabilities:
Pre-petition liabilities	(1,615)	-	(1,615)
Other changes, net	(413)	554	141
Net cash used in operating activities	$(3,666)	$(1,156)	$(4,822)

Corporate and USA

On a combined basis, the Corporate and USA segments used $3.6 million of cash in operating activities in 2013 compared to $3.7 in 2012.

Cash used in investing activities in 2013 and 2012 included $0.8 million and $0.6 million of proceeds from the sale of USA segment equipment.  Proceeds from the 2013 sales were used for general corporate purposes.  In 2012, cash used in financing activities also included $0.7 million from collections of USA segment notes receivable and $0.2 million of restricted cash released for the payment of pre-petition liabilities.

In 2011, we entered into an agreement with a partner with the goal of developing technology to extract and concentrate protein from rice bran.  In March 2013, the agreement was mutually terminated under terms whereby we each received (i) the right to separately develop, modify and improve the jointly developed technology owned by the partner and (ii) we received a nonexclusive, royalty free, perpetual license to that technology (License).  We agreed to pay the partner $1.2 million as a lump sum in April 2013.  In April 2013, we sold a 50% interest in our subsidiary holding the License and paid this $1.2 million obligation to the partner with the proceeds of the sale.

Cash provided by financing activities in 2013 includes $7.6 million in net proceeds from a public secondary offering of common stock and warrants.  In March of 2014, we completed a private placement of convertible notes and warrants for approximately $4.3 million of net proceeds.

Index
In 2013, the holders of subordinated convertible notes in the principal amount of $6.0 million agreed to amend their notes to reduce the interest rate to 5% from 10%, change the maturity of the notes to July 2016 (if there was a different maturity date) and to remove the conversion feature and antidilution protections.  If shareholders do not approve an increase to the authorized number of shares of common stock by July 1, 2014, the interest rate on the notes will increase to 10%.  Consequently, as of December 31, 2013, we had no convertible debt outstanding.

Cash provided by financing activities in 2013 and 2012 included $0.6 million and $3.6 million of proceeds, net of costs, which we received from the issuance of subordinated convertible debt, the senior convertible debenture and related warrants (see Note 9 to the consolidated financial statements).  The net proceeds were used to fund the working capital needs of the Corporate and USA segments.

Borrowings under a revolving credit facility with TCA Global Credit Master Fund, LP (TCA), effective May 2013, as amended July 2013 and October 2013, are evidenced by a revolving note which accrues interest at the rate of 12% per year.   In addition, we owe TCA various other fees under the agreement that are expected to average approximately 7% of average borrowings per year.

USA segment accounts receivable collections, exclusive of our newly acquired subsidiary H&N in January 2014, are required to be directed to a TCA owned account.  Collections TCA receives, in excess of amounts due for interest and fees and mandatory minimum cumulative repayments are treated as additional repayments and reduce amounts outstanding.  There are minimum repayments beginning in January 2014 and the note must be repaid in full by October 2014.  Minimum cumulative repayments are $1.1 million as of March 2014, $1.8 million as of June 2014 and $2.7 million as of September 2014.  Until cumulative repayments equal the required minimum, TCA may withhold 20% of collections.  We may request, on a weekly basis, that TCA advance us any amounts collected in excess of amounts (i) due for interest and fees and (ii) required to meet the minimum cumulative repayments.  During 2013, amounts outstanding under the agreement averaged $1.0 million.

During 2013, we borrowed $2.8 million under the TCA revolving note in three tranches.  The proceeds net of cash expenses totaled $2.5 million and were used to (i) pay down $0.4 million of debt, (ii) fund $0.9 million of investments in Nutra SA and (iii) for general corporate purposes.  We do not expect to be able to borrow additional funds under this facility in the near term.

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

Brazil

Irgovel is currently in the process of restarting the plant and debugging equipment as part of the final stages of a capital expansion project involving installation of new equipment and improvements to existing infrastructure noted above.  As a result of the project, the Irgovel facility was shut down approximately ten weeks in the first quarter of 2014, while certain new equipment was brought on line.  Where possible, we stockpiled certain inventory for sale during the period the plant was shut down.  However, this inventory was not adequate to timely fulfill all outstanding orders during this period.  Facility shut down and subsequent restart expenses are expected to adversely affect our operating results in the first half of 2014.  As of December 31, 2013, additional capital expenditures expected on the project totaled R$1.1 million ($0.5 million at the December 31, 2013 exchange rate) and was included in accounts payable.

The Brazil segment used $1.6 million in operating cash in 2013, compared to using $1.2 million of operating cash in 2012.  The reduction in use of cash as a result of increased payables did not compensate for the increase in net loss.  Irgovel negotiated extended payment terms with certain vendors during the second quarter of 2013 and extended payables to conserve cash prior to and during the shut-down.

The minority investors in Nutra SA invested $1.2 million in Nutra SA in 2013.  In 2013, we transferred $4.1 million in cash to Nutra SA.  In exchange, (i) our ownership percentage in Nutra SA increased to 54.1% as of December 31, 2013 from 50.9% as of December 31, 2012, and (ii) title was returned to us for certain equipment contributed to Nutra SA in December 2012 with a historical cost of $0.2 million.  In the period from January 1, 2014 to March 25, 2014, we transferred an additional $1.9 million in cash to Nutra SA.  With this additional capital, we believe Irgovel has the necessary funds to complete the capital expansion project and meet its future working capital requirements.

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

Critical Accounting Policies

Principles of Consolidation – The consolidated financial statements include the accounts of RiceBran Technologies and all subsidiaries in which we have a controlling interest.  All significant inter-company accounts and transactions are eliminated in consolidation.  Noncontrolling interests in our subsidiaries are recorded net of tax as net earnings (loss) attributable to noncontrolling interests.

Accounts Receivable and Allowance for Doubtful Accounts – Accounts receivable represent amounts receivable on trade accounts.  The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts and the aging of accounts receivable.  We analyze the aging of customer accounts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  From period to period, differences in judgments or estimates utilized may result in material differences in the amount and timing of the provision for doubtful accounts.  We periodically evaluate our credit policy to ensure that the customers are worthy of terms and support our business plans.

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

We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  Our annual qualitative or quantitative assessments involve determining an estimate of the fair value of our reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill and other indefinite-lived intangible assets exists.  A qualitative assessment evaluates whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test.  The first step of a quantitative goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and, thus, the second step of the quantitative impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of impairment loss, if any.  Fair values are derived based on an evaluation of past and expected future performance of our reporting units.

In assessing the recoverability of goodwill, we make estimates and assumptions about sales, operating margin, terminal growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data.  While our annual impairment testing as of December 31, 2013, supported the carrying amount of goodwill, we may be required to reevaluate the carrying amount in future periods, thus utilizing different assumptions that reflect the then current market conditions and expectations, and, therefore, we could conclude that an impairment has occurred.

We review our long-lived assets, which include intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset.  An impairment loss is recognized based on the difference between the carrying values and estimated fair value.  The estimated fair value is determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to operations in the current year.  Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences.  We also evaluate the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell.

Index
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

We make provisions for estimated returns, discounts and price adjustments when they are reasonably estimable.  Revenues on the statements of operations are net of provisions for estimated returns, routine sales discounts, volume allowances and adjustments.  Revenues on the statements of operations are also net of taxes collected from customers and remitted to governmental authorities.

Amounts billed to a customer in a sale transaction related to shipping costs are reported as revenues and the related costs incurred for shipping are included in cost of goods sold.

Derivative Conversion Liabilities – We had certain convertible debt outstanding that contained antidilution clauses.  Under these clauses, we were required to lower the conversion price on the convertible debt based on certain issuances of our common stock, awards of options to employees, additional issuance of warrants and/or other convertible instruments below certain conversion prices.  We accounted for the conversion liabilities associated with these antidilution clauses as liability instruments, separate from the host debt.  The conversion liabilities were classified as debt on our consolidated balance sheets.  These conversion liabilities were valued using the lattice model each reporting period and the resultant change in fair value was recorded in the statements of operations in other income (expense).

Derivative Warrant Liabilities – We have certain warrant agreements in effect that contain antidilution clauses.  Under these clauses, we may be required to lower the exercise price on these warrants and issue additional warrants based on future issuances of our common stock and awards of options to employees, additional issuance of warrants and/or other convertible instruments below certain exercise prices.  We account for the warrants with these antidilution clauses as liability instruments.  These warrants are valued using the lattice model each reporting period and the resultant change in fair value is recorded in the statements of operations in other income (expense).

Share-Based Compensation – Share-based compensation expense for employees is calculated at the grant date using the Black-Scholes-Merton valuation model based on awards ultimately expected to vest, reduced for estimated forfeitures, and expensed on a straight-line basis over the service period of the grant.  Forfeitures are estimated at the time of grant based on our historical forfeiture experience and are revised in subsequent periods if actual forfeitures differ from those estimates.  The Black-Scholes-Merton option pricing model requires us to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management’s judgment regarding market factors and trends.  We treat options granted to employees of foreign subsidiaries as equity options.  We will use alternative valuation models if grants have characteristics that cannot be reasonably estimated using the Black-Scholes-Merton model.

We account for share-based compensation awards granted to non-employees and consultants by determining the fair value of the awards granted at either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.  Generally we value options granted to non-employees and consultants using the Black-Scholes-Merton valuation model.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.  The expense associated with stock awards issued to consultants or other third parties are recognized over the term of service.  In the event services are terminated early or we require no specific future performance, the entire amount is expensed.  The value is re-measured each reporting period over the requisite service period.

Income Taxes – We account for income taxes by recording a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards.  Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for financial reporting and tax purposes during the year.

Index
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index
Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
RiceBran Technologies
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of RiceBran Technologies (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations resulting in an accumulated deficit of $219.0 million at December 31, 2013. This factor among other things, raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Phoenix, Arizona
March 31, 2014

Index
RiceBran Technologies
Consolidated Balance Sheets
December 31, 2013 and 2012
(in thousands, except share amounts)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$5,091	$1,040
Restricted cash	1,920	1,919
Accounts receivable, net of allowance for doubtful accounts of $501 and $518 (variable interest entity restricted $1,967 and $2,505)	2,673	3,487
Inventories	2,430	1,994
Income and operating taxes recoverable	585	1,167
Deferred tax asset	-	234
Deposits and other current assets	833	975
Total current assets	13,532	10,816
Property, net (variable interest entity restricted $4,969 and $5,757)	24,958	28,457
Goodwill	4,139	4,773
Intangible assets, net	1,417	2,575
Other long-term assets	532	385
Total assets	$44,578	$47,006

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Accounts payable	$4,489	$3,021
Accrued salary, wages and benefits	2,610	1,695
Accrued expenses	3,089	2,814
Mandatorily redeemable common stock (37,260 shares outstanding)	523	-
Current maturities of debt (variable interest entity nonrecourse $6,262 and $7,013)	8,250	8,003
Total current liabilities	18,961	15,533
Long-term debt, less current portion (variable interest entity nonrecourse $6,658 and $7,454 )	10,919	11,581
Derivative warrant liabilities	1,685	4,520
Deferred tax liability	-	1,674
Total liabilities	31,565	33,308

Commitments and contingencies

Temporary Equity - Redeemable noncontrolling interest in Nutra SA	7,177	9,262

Equity:
Equity attributable to RiceBran Technologies shareholders:
Preferred stock, 20,000,000 shares authorized and none issued	-	-
Common stock, no par value, 6,000,000 shares and 2,500,000 shares authorized, 2,832,014 and 1,038,080 shares issued and outstanding	227,513	210,396
Accumulated deficit	(219,441)	(204,420)
Accumulated other comprehensive loss	(2,236)	(1,540)
Total equity attributable to RiceBran Technologies shareholders	5,836	4,436
Total liabilities, temporary equity and equity	$44,578	$47,006

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Operations
Years Ended December 31, 2013 and 2012
(in thousands, except share and per share amounts)

	2013	2012

Revenues	$35,051	$37,723
Cost of goods sold	31,106	31,651
Gross profit	3,945	6,072

Operating expenses:
Selling, general and administrative	13,615	13,690
Impairment of property	300	1,069
Total operating expenses	13,915	14,759

Loss from operations	(9,970)	(8,687)

Other income (expense):
Interest income	109	74
Interest expense	(3,934)	(1,926)
Change in fair value of derivative warrant and conversion liabilities	(1,029)	5,420
Loss on extinguishment	(2,891)	(4,941)
Financing expense	(564)	(2,184)
Foreign currency exchange, net	(440)	(617)
Other income	13	27
Other expense	(373)	(237)
Total other expense	(9,109)	(4,384)

Loss before income taxes	(19,079)	(13,071)
Income tax benefit	1,439	1,935
Net loss	(17,640)	(11,136)
Net loss attributable to noncontrolling interest in Nutra SA	2,619	1,627
Net loss attributable to RiceBran Technologies shareholders	$(15,021)	$(9,509)

Loss per share attributable to RiceBran Technologies shareholders
Basic	$(12.95)	$(9.29)
Diluted	$(12.95)	$(9.29)

Weighted average number of shares outstanding
Basic	1,160,196	1,023,412
Diluted	1,160,196	1,023,412

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Comprehensive Loss
Years ended December 31, 2013 and 2012
(in thousands)

	2013	2012

Net loss	$(17,640)	$(11,136)

Other comprehensive loss - foreign currency translation, net of tax	(1,362)	(1,081)

Comprehensive loss, net of tax	(19,002)	(12,217)

Comprehensive loss attributable to noncontrolling interest, net of tax	3,285	2,156

Total comprehensive loss attributable to RiceBran Technologies shareholders	$(15,717)	$(10,061)

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Changes in Equity
Years Ended December 31, 2013 and 2012
(in thousands, except share amounts)

	Common Stock		Accumulated	Accumulated Other Comp-	Total
	Shares	Amount	Deficit	rehensive Loss	Equity

Balance, January 1, 2012	1,006,323	$209,613	$(194,911)	$(988)	$13,714

Share-based compensation, options	-	923	-	-	923
Warrants exercised	7,763	711	-	-	711
Common stock issued for fees and services	8,972	228	-	-	228
Common stock issued in exchange for options	15,022	10	-	-	10
Cancellation of convertible notes and warrant	-	(1,089)	-	-	(1,089)
Foreign currency translation	-	-	-	(552)	(552)
Net loss	-	-	(9,509)	-	(9,509)
Balance, December 31, 2012	1,038,080	210,396	(204,420)	(1,540)	4,436

Share-based compensation, options	-	538	-	-	538
Stock and warrant offering proceeds, net	1,714,286	7,617	-	-	7,617
Conversion of senior debenture	28,429	500	-	-	500
Common stock issued for fees and services	48,556	744	-	-	744
Warrants issued for fees and services	-	204	-	-	204
Future shares issuance in the exchange for warrants	-	7,514	-	-	7,514
Reverse split, impact of rounding	2,663	-	-	-	-
Foreign currency translation	-	-	-	(696)	(696)
Net loss	-	-	(15,021)	-	(15,021)
Balance, December 31, 2013	2,832,014	$227,513	$(219,441)	$(2,236)	$5,836

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Cash Flows
Years Ended December 31, 2013 and 2012
(in thousands)

	2013	2012
Cash flow from operating activities:
Net loss	$(17,640)	$(11,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,025	3,430
Amortization	1,023	1,182
Provision for doubtful accounts receivable	226	401
Common stock and share-based compensation, options	765	1,161
Impairment of property	300	1,069
Change in fair value of derivative warrant and conversion liabilities	1,029	(5,420)
Loss on extinguishment	2,891	4,941
Financing expense	564	2,184
Deferred tax benefit	(1,248)	(1,935)
Other	20	775
Changes in operating assets and liabilities:
Accounts receivable	256	(462)
Inventories	(561)	201
Accounts payable and accrued expenses	3,383	215
Pre-petition liabilities	-	(1,615)
Other	765	187
Net cash used in operating activities	(5,202)	(4,822)

Cash flows from investing activities:
Purchases of property	(3,119)	(6,482)
Proceeds from sales of property	829	576
Payment for license	(1,200)	-
Receipts on notes receivable	-	700
Other	-	244
Net cash used in investing activities	(3,490)	(4,962)

Cash flows from financing activities:
Proceeds from issuance of convertible debt and related warrants	575	3,563
Proceeds from issuance of common stock and warrants, net of costs	7,617	-
Proceeds from obligation to issue shares	408	-
Payments of debt	(18,404)	(12,610)
Proceeds from issuance of debt	20,218	15,189
Proceeds from sale of membership interests in Nutra SA, net of costs	1,200	1,500
Proceeds from sale of membership interests in RBT PRO, net of costs	1,200	-
Net cash provided by financing activities	12,814	7,642

Effect of exchange rate changes on cash and cash equivalents	(71)	(147)
Net change in cash and cash equivalents	4,051	(2,289)
Cash and cash equivalents, beginning of year	1,040	3,329
Cash and cash equivalents, end of year	$5,091	$1,040

Supplemental disclosures:
Cash paid for interest	$2,537	$1,651
Cash paid for income taxes	-	-

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 1. LIQUIDITY, MANAGEMENT PLANS AND GENERAL BUSINESS

Liquidity and Management’s Plans

In 2013, we continued to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern.  We believe that we now have adequate financial resources to operate our business for the next year and we will be able to obtain additional funds to operate our business, should it be necessary, however, there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As described further in Note 10, we closed an underwritten public offering in December 2013 and completed a private placement offering in March 2014, which together provided us with net proceeds in excess of $12.0 million, allowing us to make additional investment in our Brazilian operations and provide cash for corporate purposes.  In January 2014, we completed the acquisition of H&N Distribution, Inc., the operations of which are expected to be accretive to cash flows.  Our Brazilian subsidiary, Irgovel, shut down operations in the first quarter of 2014 to complete the final stages of a major capital expansion.  The shutdown has depleted cash.  Operations at Irgovel are expected to normalize during the second quarter of 2014, such that Irgovel will then be operating at its newly increased capacity and begin generating cash from operations.

General Business

We are a human food ingredient, nutritional supplement and animal nutrition company focused on value-added processing and marketing of healthy, natural and nutrient dense products derived from raw rice bran (RRB), an underutilized by-product of the rice milling industry.  Using our bio-refining business model, we apply our proprietary and patented technologies and intellectual properties to convert RRB into numerous high value products including stabilized rice bran (SRB), rice bran oil (RBO), defatted rice bran (DRB), RiBalance (a complete rice bran nutritional package derived from further processing of SRB), RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB), ProRyza rice bran protein products and a variety of other valuable derivatives extracted from these core products.  Our target markets are natural food, functional food, nutraceutical supplement and animal nutrition manufacturers, wholesalers and retailers, both domestically and internationally.

We have two reportable operating segments in 2013: (i) USA segment, which manufactures and distributes SRB in various granulations along with Stage II products and derivatives and (ii) Brazil segment, which extracts crude RBO and DRB from rice bran, which are then further processed into fully refined rice bran oil for sale internationally and in Brazil, compounded animal nutrition products for horses, cows, swine, sheep and poultry and a number of valuable human food and animal nutrition products derivatives and co-products. In addition we incur corporate and other expenses not directly attributable to operating segments, which include costs related to our corporate staff, general and administrative expenses including public company expenses, intellectual property, professional fees, and other expenses.  No Corporate allocations, including interests, are made to the operating segments.

The combined operations of our USA and Brazil segments encompass our bio-refining approach to processing RRB into various high quality, value-added constituents and finished products.  Over the past decade, we have developed and optimized our proprietary bio-refining processes to support the production of healthy, natural, hypoallergenic, gluten free, and non-genetically modified ingredients and supplements for use in human meats, baked goods, cereals, coatings, health foods, nutritional supplements, nutraceuticals and high-end animal nutrition and health products.

In 2013, the USA segment produced SRB inside two supplier rice mills in California and one owned facility in Louisiana.  .  A facility located in Lake Charles, Louisiana has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces our Stage II products RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB), RiBalance (a complete rice bran nutritional package derived from further processing SRB), and ProRyza, a family of protein products.  Stage II refers to the proprietary processes run at our Dillon, Montana facility and includes products produced at that facility using our patented processes.  The manufacturing facilities included in our USA segment have proprietary processing equipment and patented technology for the stabilization and further processing of rice bran into finished products.  In 2013, approximately 55% of USA segment revenue was from sales of human food products and approximately 45% was from sales of animal nutrition products.

The Brazil segment consists of the consolidated operations of Nutra SA, whose only operating subsidiary is Irgovel, located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human ingredient and animal nutrition markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  Irgovel recently started production of rice lecithin, which has application in human nutrition, animal nutrition and industrial applications.  DRB is compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market, sold as a raw material for further processing into human food ingredients or sold in bulk into the animal nutrition markets in Brazil and neighboring countries.  In 2013, approximately 45% of Brazil segment product revenue was from sales of RBO products and 55% was from sales of DRB products.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of RiceBran Technologies and all subsidiaries in which we have a controlling interest.  All significant inter-company accounts and transactions are eliminated in consolidation.  Noncontrolling interests in our subsidiaries are recorded net of tax as net earnings (loss) attributable to noncontrolling interests.

Foreign Currencies - The consolidated financial statements are presented in our reporting currency, U.S. Dollars.  The functional currency for Irgovel is the Brazilian Real.  The balance sheet of Irgovel is translated into U.S. Dollars using the exchange rate in effect at the balance sheet date.  Irgovel’s revenues and expenses are translated using the average exchange rates in effect during the period.  Translation differences are recorded in accumulated other comprehensive income (loss) as foreign currency translation.  Gains or losses on transactions denominated in a currency other than the subsidiaries’ functional currency which arise as a result of changes in foreign exchange rates are recorded as foreign exchange gain or loss in the statements of operations.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Cash and Cash Equivalents – We consider all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.  As of December 31, 2013, we maintained our cash, including restricted cash, and cash equivalents, with major banks.  We maintain cash in bank accounts in amounts which at times may exceed federally insured limits.  We have not experienced any losses on such accounts.

Accounts Receivable and Allowance for Doubtful Accounts – Accounts receivable represent amounts receivable on trade accounts.  The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts and the aging of accounts receivable.  We analyze the aging of customer accounts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  From period to period, differences in judgments or estimates utilized may result in material differences in the amount and timing of the provision for doubtful accounts.  We periodically evaluate our credit policy to ensure that the customers are worthy of terms and support our business plans.

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

We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  Our annual qualitative or quantitative assessments involve determining an estimate of the fair value of our reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill and other indefinite-lived intangible assets exists.  A qualitative assessment evaluates whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test.  The first step of a quantitative goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and, thus, the second step of the quantitative impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of impairment loss, if any.  Fair values are derived based on an evaluation of past and expected future performance of our reporting units.

In assessing the recoverability of goodwill, we make estimates and assumptions about sales, operating margin, terminal growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data.  While our annual impairment testing as of December 31, 2013, supported the carrying amount of goodwill, we may be required to reevaluate the carrying amount in future periods, thus utilizing different assumptions that reflect the then current market conditions and expectations, and, therefore, we could conclude that an impairment has occurred.

We review our long-lived assets, which include intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset.  An impairment loss is recognized based on the difference between the carrying values and estimated fair value.  The estimated fair value is determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to operations in the current year.  Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences.  We also evaluate the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

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

We make provisions for estimated returns, discounts and price adjustments when they are reasonably estimable.  Revenues on the statements of operations are net of provisions for estimated returns, routine sales discounts, volume allowances and adjustments.  Revenues on the statements of operations are also net of taxes collected from customers and remitted to governmental authorities.

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

Derivative Conversion Liabilities – We had certain convertible debt outstanding that contained antidilution clauses.  Under these clauses, we were required to lower the conversion price on the convertible debt based on certain issuances of our common stock, awards of options to employees, additional issuance of warrants and/or other convertible instruments below certain conversion prices.  We accounted for the conversion liabilities associated with these antidilution clauses as liability instruments, separate from the host debt.  The conversion liabilities were classified as debt on our consolidated balance sheets.  These conversion liabilities were valued using the lattice model each reporting period and the resultant change in fair value was recorded in the statements of operations in other income (expense).

Derivative Warrant Liabilities – We have certain warrant agreements in effect that contain antidilution clauses.  Under these clauses, we may be required to lower the exercise price on these warrants and issue additional warrants based on future issuances of our common stock and awards of options to employees, additional issuance of warrants and/or other convertible instruments below certain exercise prices.  We account for the warrants with these antidilution clauses as liability instruments.  These warrants are valued using the lattice model each reporting period and the resultant change in fair value is recorded in the statements of operations in other income (expense).

Share-Based Compensation – Share-based compensation expense for employees is calculated at the grant date using the Black-Scholes-Merton valuation model based on awards ultimately expected to vest, reduced for estimated forfeitures, and expensed on a straight-line basis over the service period of the grant.  Forfeitures are estimated at the time of grant based on our historical forfeiture experience and are revised in subsequent periods if actual forfeitures differ from those estimates.  The Black-Scholes-Merton option pricing model requires us to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management’s judgment regarding market factors and trends.  We treat options granted to employees of foreign subsidiaries as equity options.  We will use alternative valuation models if grants have characteristics that cannot be reasonably estimated using the Black-Scholes-Merton model.

We account for share-based compensation awards granted to non-employees and consultants by determining the fair value of the awards granted at either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.  Generally we value options granted to non-employees and consultants using the Black-Scholes-Merton valuation model.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.  The expense associated with stock awards issued to consultants or other third parties are recognized over the term of service.  In the event services are terminated early or we require no specific future performance, the entire amount is expensed.  The value is re-measured each reporting period over the requisite service period.

Income Taxes – We account for income taxes by recording a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards.  Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for financial reporting and tax purposes during the year.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

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

Reclassifications – Certain reclassifications have been made to amounts reported for the prior year to achieve consistent presentation with the current year.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are applicable to us which could potentially have a material impact on our financial statements.

NOTE 3. LOSS PER SHARE (EPS)

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

Below are reconciliations of the numerators and denominators in the EPS computations.

	2013	2012
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to RiceBran Technologies shareholders	$(15,021)	$(9,509)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	1,160,196	1,023,412
Effect of dilutive securities outstanding	-	-
Diluted EPS - weighted average number of shares outstanding	1,160,196	1,023,412

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive-Stock options (average exercise price of $26.90 and $48.00 )	179,493	191,187
Warrants (average exercise price of $17.71 and $62.00)	809,311	736,753
Convertible notes (average conversion price of $14.00 and $16.90)	414,683	334,709

The impacts of potentially dilutive securities outstanding at December 31, 2013 and 2012, were not included in the calculation of diluted EPS in 2013 and 2012 because to do so would be antidilutive.  Those securities listed in the table above which were antidilutive in 2013 and 2012, which remain outstanding, could potentially dilute EPS in the future.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 4. REDEEMABLE NONCONTROLLING INTEREST IN NUTRA SA

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

	December 31,
	2013	2012
Cash and cash equivalents	$1,686	$562
Other current assets (restricted $1,967 and $2,505)	4,546	5,675
Property, net (restricted $4,969 and $5,757)	17,672	19,690
Goodwill and intangibles, net	4,812	6,215
Other noncurrent assets	27	54
Total assets	$28,743	$32,196

Current liabilities	$6,514	$5,141
Current portion of long-term debt (nonrecourse)	6,262	7,013
Long-term debt, less current portion (nonrecourse)	6,658	7,454
Other noncurrent liabilities	-	1,871
Total liabilities	$19,434	$21,479

Nutra SA’s debt is secured by its accounts receivable and property.  Our parent company and our non-Brazilian subsidiaries do not guarantee any of Nutra SA’s debt.

A summary of changes in redeemable noncontrolling interest in Nutra SA follows (in thousands):

	2013	2012
Redeemable noncontrolling interest in Nutra SA, beginning of period	$9,262	$9,918
Investors' interest in net loss of Nutra SA	(2,619)	(1,627)
Investors' interest in accumulated other comprehensive income of Nutra SA	(666)	(529)
Investors' purchase of additional units	1,200	1,500
Redeemable noncontrolling interest in Nutra SA, end of period	$7,177	$9,262

In December 2010, we entered into a membership interest purchase agreement (MIPA) with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (Investors).  The Investors’ interest averaged 49.0% in 2013 and 2012.  As of December 31, 2013, the Investors interest was 45.9%.  Following the closing of the underwritten public offering in December 2013 and completion of the private placement offering in March 2014, we invested an additional $4.9 million in Nutra SA.  As of March 25, 2014, we own 56.7% of Nutra SA with the remaining 43.3% held by the Investors.  The Investors’ share of Nutra SA’s net income (loss) increases (decreases) redeemable noncontrolling interest.  We are restricted from competing with Nutra SA and Irgovel in Brazil as further described in the MIPA.

Redeemable noncontrolling interest in Nutra SA is recorded in temporary equity, above the equity section and after liabilities on our consolidated balance sheets, because the Investors have the drag along rights which provide the Investors the ability to force a sale of Nutra SA assets in the future.  We have assessed the likelihood of the Investors exercising these rights as less than probable at December 31, 2013.  We will continue to evaluate the probability of the Investors exercising their Drag Along Rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors will exercise these rights.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Under the limited liability company agreement for Nutra SA (LLC agreement), as amended, any units held by the Investors beginning January 1, 2014, accrue a yield at 4% (the Yield).  Commencing with the first quarter of 2014, Nutra SA must make distributions to the Investors quarterly in the amount equal to the previously accrued and unpaid Yield plus any additional distributions owed to the Investors, to the extent there is distributable cash, as defined in the LLC agreement.

Following the payment of the Yield, Nutra SA must distribute all distributable cash (as defined in the LLC Agreement) to the members on March 31 of each year as follows: (i) first, to the Investors in an amount equal to 2.3 times the Investors’ capital contributions, less the aggregate amount of distributions paid to the Investors, (ii) second, to us in an amount equal to twice the capital contributions made by us, less the aggregate amount of distributions paid to us; and (iii) third, to us and the Investors in proportion to our respective membership interests.

In 2013, we transferred $3.3 million in cash to Nutra SA for additional units.  In 2013, we also transferred $0.8 million in cash to Nutra SA and in exchange, title was returned to us for certain equipment contributed to Nutra SA in December 2012 with an historical cost of $0.2 million.

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

As of December 31, 2013, there have been no events of default.  Events of default, as defined in the MIPA and the October 2013 amendment of investment agreements, are:
•	A Nutra SA business plan deviation, defined as the occurrence in 2014 of a 20% unfavorable variation in two out of three of the following: (i) revenue, (ii) earnings before interest, taxes, depreciation and amortization (EBITDA) or (iii) debt,
•	A Nutra SA EBITDA default, which is defined as the failure to achieve 85% of planned EBITDA for three consecutive quarters,
•	A material problem, which is defined as a material problem in a facility (unrelated to changes in law, weather, etc.) likely to cause a Nutra SA business plan deviation or Nutra SA EBITDA default, which results in damages not at least 80% covered by insurance proceeds,
•	Failure of Irgovel to meet minimum quarterly processing targets beginning in the second quarter of 2014, or
•	Failure of Irgovel to achieve EBITDA of at least $4.0 million in any year after 2014.

As of December 31, 2013, there have been no qualifying events.  The LLC agreement defines a qualifying event as any event prior to September 16, 2014, which results, or will result, in (i) a person or group of persons exercising the right to appoint members to our board of directors holding one third or more of the votes of all board members, (ii) the sale, exchange, pledge or use as guarantee of one half or more of our ownership interest in Nutra SA to a third party or (iii) the bankruptcy of RiceBran Technologies or Nutra SA.

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

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 5. INVENTORIES

Inventories are composed of the following (in thousands):

	As of December 31,
	2013	2012
Finished goods	$1,194	$1,146
Work in process	546	330
Raw materials	441	255
Packaging supplies	249	263
Total inventories	$2,430	$1,994

NOTE 6. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable.  We perform ongoing credit evaluations on our customers’ financial condition and generally do not require collateral.

One customer accounted for approximately 9% and 10% of our sales in 2013 and 2012 and 10% and 9% of our accounts receivable balances at December 31, 2013 and 2012.  A second customer accounted for approximately 5% and 11% of our sales in 2013 and 2012 and 16% and 30% of our accounts receivable balances at December 31, 2013 and 2012.  A third customer accounted for approximately 9% and 5% of our sales in 2013 and 2012 and 4% and 3% of our accounts receivable balances at December 31, 2013 and 2012.  A fourth customer accounted for approximately 6% and 7% of our sales in 2013 and 2012,  none of our outstanding accounts receivable at December 31, 2013, and 9% of our accounts receivable balances at December 31, 2012.

NOTE 7. PROPERTY

Property consists of the following (in thousands):

	As of December 31,
	2013	2012	Estimated Useful Lives
Land	$382	$403
Furniture and fixtures	553	358	5-10 years
Plant	14,582	14,362	25-30 years, or life of lease
Computer and software	1,437	1,407	3-5 years
Leasehold improvements	200	189	3-7 years or life of lease
Machinery and equipment	14,557	15,053	5-10 years
Construction in progress	7,517	9,118
Subtotal	39,228	40,890
Less accumulated depreciation	14,270	12,433
Property, net	$24,958	$28,457

Our Lake Charles, Louisiana facility was built at a cost of $3.8 million to process rice bran from a rice milling company adjacent to the facility.  The facility is built on leased land which is owned by the rice milling company.  The facility was idled in May 2009 due to lack of orders.  We recorded a $2.3 million impairment loss on the facility in 2009.  The facility is not classified as held for sale due to potential alternative uses and because we are not aggressively marketing the property.  We evaluated, and continue to evaluate, alternate uses of the facility.  Depreciation on the facility has continued after the facility was idled.  As of December 31, 2013, the net book value of the idled facility included in property, net, was $1.0 million.

We also own equipment purchased in 2009 for use in the Lake Charles, Louisiana facility.  In 2013 and 2012, we recorded impairments of $0.3 million and $1.1 million on the Lake Charles equipment and the net carrying amount of this equipment at December 31, 2013 is $0.4 million.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 8. INTANGIBLE ASSETS AND GOODWILL

All changes in goodwill between December 31, 2013 and December 31, 2012, relate to foreign currency translation. Intangible assets consist of the following (in thousands):

	USA Segment			Brazil Segment		Total
	Patents	Trademarks	Customer Lists	Trademarks	Customer Lists	Intangible Assets
December 31, 2013
Cost	$1,697	$48	$2,677	$2,964	$1,084	$8,470
Accumulated amortization	(1,170)	(41)	(2,466)	(2,472)	(904)	(7,053)
Net book value	$527	$7	$211	$492	$180	$1,417

December 31, 2012
Cost	$1,697	$48	$2,677	$3,418	$1,250	$9,090
Accumulated amortization	(1,029)	(38)	(2,222)	(2,362)	(864)	(6,515)
Net book value	$668	$10	$455	$1,056	$386	$2,575

Estimated useful lives	17 years	7 years	7 years	7 years	7 years

We purchased no intangible assets in 2013 or 2012.  All changes in the cost of Brazil segment intangibles are due to foreign currency translation.  Amortization expense is expected to be $0.9 million in 2014, $0.3 million in 2015, $0.1 million in 2016 and $0.1 million in 2017.

NOTE 9. DEBT

The following table summarizes current and long-term portions of debt (in thousands):

	2013	2012
Corporate segment:
Senior revolving note, net	$1,988	$-
Senior convertible debentures, net	-	1,048
Subordinated convertible notes, net	-	4,041
Subordinated notes, net	4,262	-
Other	-	28
	6,250	5,117
Brazil segment:
Capital expansion loans	4,795	5,555
Equipment financing	174	201
Working capital lines of credit	3,213	2,227
Advances on export letters of credit	2,386	3,953
Special tax programs	2,351	2,531
	12,919	14,467
Total debt	19,169	19,584
Current portion	8,250	8,003
Long-term portion	$10,919	$11,581

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Required future minimum payments on our debt as of December 31, 2013, follow (in thousands).

	Corporate Segment	Brazil Segment	Total
2014	$1,988	$6,262	$8,250
2015	-	1,767	1,767
2016	6,535	1,032	7,567
2017	-	1,005	1,005
2018	-	955	955
Thereafter	-	1,898	1,898
	8,523	12,919	21,442
Discount	(2,273)	-	(2,273)
Total debt	$6,250	$12,919	$19,169

As of December 31, 2013, none of the agreements for our outstanding debt contain financial covenants, except for the senior convertible revolving note.  As of December 31, 2013, we were in compliance with those covenants.

Corporate Segment

2013 Senior Revolving Note

Under a 2013 revolving credit facility with TCA Global Credit Master Fund, LP (TCA), as amended, we may borrow up to $8 million, based on the amount of eligible accounts receivable we provide to secure the repayment of the amounts borrowed.  We expect the amount of our eligible receivables will limit our ability to borrow under this facility, such that our outstanding borrowings at any time are less than approximately $2.8 million.  Borrowings under the agreement are evidenced by a revolving note which accrues interest at the rate of 12% per year.  We owe TCA various other fees under the agreement that are expected to average approximately 7% of average borrowings per year.

USA segment accounts receivable, exclusive of our January 2014 acquired subsidiary H&N Distribution, Inc., collections are required to be directed to a TCA owned account.  Collections TCA receives, in excess of amounts due for interest and fees and mandatory minimum cumulative repayments, are treated as additional repayments and reduce amounts outstanding.  There are minimum repayments beginning in January 2014 and the note must be repaid in full by October 2014.  Minimum cumulative repayments are $1.1 million as of March 2014, $1.8 million as of June 2014 and $2.7 million as of September 2014.  Until cumulative repayments equal the required minimum, TCA may withhold 20% of collections.  We may request, generally on a weekly basis, that TCA advance us any amounts collected in excess of amounts (i) due for interest and fees and (ii) required to meet the minimum cumulative repayments.  During 2013, amounts outstanding under the agreement averaged $1.0 million.

During 2013, we borrowed $2.8 million under the TCA revolving note in three tranches.  The proceeds net of cash expenses totaled $2.5 million and were used to (i) pay down $0.4 million of debt, (ii) fund $0.9 million of investments in Nutra SA and (iii) for general corporate purposes.  In addition to cash expenses, we issued TCA 37,260 shares of our common stock with a combined market value of $0.5 million at the dates of issuance.  We also issued warrants to investment bankers with a fair value of $0.5 million at issuance for the purchase of 12,000 shares of common stock, exercisable at prices ranging from $16.00 to $16.80 per share, which expire in 2018.  The total $1.0 million costs incurred with the three tranche closings, consisting of $0.4 million of cash expenses and the $0.6 million fair value of the common stock and warrants were recorded as debt issuance costs in other long-term assets and are being amortized to interest expense over the term of the note.

In the first quarter of 2014, we redeemed $0.4 million of the shares of our common stock issued in connection with the three tranches and are required to redeem the remainder of the shares in the second quarter of 2014.  As of December 2013, the shares of common stock issued to TCA, are recorded as a liability at the $0.5 million redemption value of the shares.

TCA had the right to voluntarily convert upon an event of default, as defined in the agreement, all or any portion of the outstanding principal, interest and other amounts due under the agreement into shares of our common stock.  In December 2013, TCA agreed to remove this right from the agreements for a $0.1 million amendment fee, which was added to the principal of the note.

During the term of the TCA agreement, the Corporate and USA segments may not without TCA’s consent or approval, among other things, (i) incur certain new debt (ii) make any new investments, except capital expenditures less than $0.3 million per year, (iii) issue or redeem stock, (iv) declare or pay dividends or make other distributions to shareholders, and (v) make loans and distributions of assets to any persons, including affiliates.

In connection with the TCA transaction, our factoring agreement was Cancelled and we paid the $0.1 million outstanding balance on the agreement in the second quarter of 2013.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

2013 Senior Convertible Debentures

In the first and second quarter of 2013, the holder of the debentures converted $0.1 million and $0.3 million of the outstanding principal into 7,000 shares and 21,429 shares of our common stock, at a conversion price of $14.00 per share.  We recognized, for each conversion, a loss on extinguishment of $0.1 million, representing the difference between the market values of the shares of common stock issued and the $0.1 million and $0.4 million carrying amounts of the debt (including the related derivative conversion liability), on the date of conversion.

Under a May 2013 amendment to the senior convertible debenture, we agreed to (i) prepay $0.3 million of the of the outstanding principal and (ii) issue 18,571 shares of common stock to the holder, and the holder agreed to share its  senior interest in its collateral pari passu with TCA.  The remaining $0.2 million principal was payable in equal monthly installments from July 2013 through December 2013.  Prior to the amendment, principal was due in equal monthly installments from June 2013 to January 2014.  We expensed the $0.3 million fair value of the shares issued in connection with the amendment and the $0.01 million cash amendment fees as loss on extinguishment.

2013 Subordinated Notes and Subordinated Convertible Notes

In 2013, the holders of our subordinated convertible notes agreed to amend their notes to reduce the interest rate to 5% from 10%, change the maturity of the notes to July 2016 (if there was a different maturity date) and to remove the conversion feature and antidilution protections upon the closing of an equity raise in excess of $7.0 million (Modification).  The notes remain secured by a junior interest in substantially all of our assets, excluding our interest in Nutra SA and RBT PRO, LLC.  Concurrently, certain warrant holders agreed to exchange warrants to purchase 496,060 shares of common stock for the future issuance of 1,554,734 shares of our common stock (Exchange).  Most of the warrants impacted (warrants to purchase 441,395 shares) were warrants issued to the note holders when their notes were originally issued and had contained antidilution protections which caused them to be carried at fair value on our balances sheets.  The former warrant holders committed to exchange their warrants, which were cancelled upon closing an equity raise of at least $7.0 million; however the shares will not be issued until after shareholders vote to approve an increase in our authorized shares of common stock.  If shareholders do not approve an increase to the authorized number of shares of common stock by July 1, 2014, the interest rate on the notes will increase to 10%.

We accounted for the issuance of the new notes and related obligation to issue stock as a significant modification upon the December 18, 2013 closing of an equity raise in excess of $7.0 million.  We recognized a $2.3 million loss on extinguishment for the difference between the fair values of the new subordinated notes and related obligation to issue stock and the total of (i) the fair values of the conversion features embedded in the old notes, (ii) the fair value of the old warrants and (iii) the carrying amount of the old notes and debt issuance costs.

In November 2013, an investor purchased subordinated notes in the principal amount of $0.5 million.  The notes mature July 2016 and bear interest payable quarterly at the rate of 5%.  We also agreed to issue 134,250 shares of common stock to this investor, however the shares will not be issued until after shareholders vote to approve an increase in our authorized shares of common stock.  If shareholders do not approve an increase to the authorized number of shares of common stock by July 1, 2014, the interest rate on the notes will increase to 10%.  The proceeds of $0.5 million were allocated between the debt ($0.1 million) and equity ($0.4 million) based on the relative fair value of the debt and the obligation to issue stock.  We recognized no income or expense upon the issuance of the debt.  As a result, we are recognizing interest expense on the debt at an effective interest rate of 81.1%.

In the second quarter of 2013, we issued subordinated convertible notes and related warrants, which are described in the chart below.

Issuance	Principal Amount of Notes (in thousands)	Creditor's Debt Conversion Right	Stated Annual Interest Rate on Debt	Maturity Date of Debt	Number of Shares Under Warrant	Exercise Price of Warrant	Expiration Date of Warrant

Subordinated Convertible Notes and Warrants	$538	Convertible immediately at $14.00 per share	10%	July 2015 or July 2016	38,400	Exercisable immediately at $16.00 per share	July 2017 or May 2018

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

The total of (i) the $0.5 million fair value of the conversion features issued, (ii) the $0.5 million fair value of the liability warrants issued and (iii) the $0.1 million fair value of our common stock issued, exceeded the $0.5 million proceeds from these issuances, therefore we recorded financing costs of $0.6 million in the second quarter of 2013.  The initial debt discounts recorded for the convertible notes equaled the principal amount of the notes at issuance, because the fair value at issuance of the conversion features and warrants exceeded the proceeds from these issuances.  The notes and related warrants were impacted by the Modification and Exchange described previously.  The $0.5 million of proceeds from issuance of the convertible notes and related warrants was used for repayment of debt and for general corporate purposes.

In May 2013, we entered into agreements to allow each holder of existing subordinated convertible notes and warrants to invest in additional notes and related warrants and which provided that each holder making an additional investment (i) receive 0.0125 shares of our common stock for each dollar invested and (ii) agree to extend the maturity date for all of their notes to July 2016.  Further, each holder of outstanding convertible notes could elect (PIK Election), in lieu of receiving cash interest payments otherwise payable though June 2014 on their existing convertible notes to receive (i) an increase in the number of shares of common stock underlying their notes (ii) an equity warrant to purchase shares of our common stock and (ii) 0.0125 shares of our common stock for each dollar of interest otherwise payable through June 2014.  Holders making an additional investment were deemed under the agreement to have made a PIK Election.

One holder made an additional investment in a subordinated convertible note and related warrant of $0.4 million in May 2013 (included in the issuances discussed two paragraphs above), and, as a result, (i) the maturity date on the holder’s outstanding convertible notes in the principal amount of $1.1 million was extended from July 2015 to July 2016 and (ii) we issued 5,000 shares of common stock to the holder.  No gain or loss was recognized as a result of the extension of the maturity date of the existing notes as the terms were not substantially different.

Other holders of convertible notes in the principal amount of $0.3 million made the PIK Election, without making an additional investment.

As a consequence of the PIK Elections, in 2013, we issued 3,026 shares of common stock with a fair value of $0.2 million.  In lieu of paying certain interest, we (i) increased the shares of common stock underlying the holders’ convertible notes and (ii) issued the holders warrants (PIK warrants) at an exercise price of $16.00 per share, and a May 2018 expiration.  In 2013, through the date of the Modification and Exchange we had increased note principal by $0.1 million, increased the shares of common stock underlying PIK warrants by 8,709 shares and increased the shares of common stock underlying the notes by 8,709 shares.

We recognized a loss on extinguishment for the difference between the fair value of the consideration issued and the accrued interest as of the date of the PIK election.  Changes in fair value from increases in the shares of common stock underlying the PIK warrants and underlying the related convertible notes, related to the PIK Elections were recorded as interest expense until the Modification and Exchange occurred.

2012 Senior Convertible Debenture and Subordinated Convertible Notes

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

The January and May 2012 subordinated convertible notes with a face amount of $4.4 million, and the related warrants, were issued in exchange for $1.8 million cash, net of issuance costs, and surrender of then outstanding convertible notes with original principal totaling $2.3 million and a related warrant (old notes and old warrant).  Interest was payable monthly at an annual rate of 10%.  The old notes and old warrant were held by Baruch Halpern, who became a director concurrent with the January 2012 transaction.  In exchange for surrendering the old notes and old warrant and an additional $0.1 million cash investment, we issued a $2.5 million subordinated convertible note and related warrant to a trust beneficially owned by Mr. Halpern (the Halpern Trust).

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

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

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

The other 2012 issuances of senior convertible debentures, subordinated convertible notes and related warrants were not accounted for as significant modifications and the $3.6 million proceeds from those issuances were allocated to convertible debt and warrants.  In each case, the fair value of the warrants and embedded conversion features exceeded the proceeds received, which resulted in the recognition of financing expense on the date of issuance.

The discount recorded on the subordinated convertible note held by the Halpern Trust and the replacement senior convertible debenture, and the related deferred finance costs were amortized to interest expense under the effective interest method.  As a result we were recognizing interest expense on the Halpern Trust subordinated convertible note at an effective interest rate of 20.9% and on the replacement senior convertible debenture at an effective interest rate of 25.1%.

The debt discounts on the other senior convertible debentures and subordinated convertible notes were also being amortized to interest expense under the effective interest method.  However, because the fair value at issuance of the conversion features and warrants exceeded the proceeds from these issuances, in each case, under the effective interest method, this will result in the debt discount being expensed when the principal of the convertible debt matures or is redeemed, in proportion to the principal reduction.  Deferred finance costs were also being amortized to interest expense under the effective interest method, in a similar fashion.

Changes in the fair value of the derivative conversion and warrant liabilities subsequent to issuance were recognized in change in fair value of derivative warrant and conversion liabilities in the statement of operations.  The changes in fair value of derivative liabilities as a result of the July 2012 amendment to the January 2012 and May 2012 subordinated convertible notes and related warrants, were also included in change in fair value of derivative warrant and conversion liabilities in the statement of operations.  As a result of a July 2012 amendment, the exercise price on the warrants related to the January 2012 and May 2012 subordinated convertible notes decreased from $24.00 per share to $16.00 per share and the number of underlying shares was increased proportionately.  In addition the terms of all of the subordinated convertible notes outstanding, were modified such that the maturity date was extended from January and May 2015 to July 2015.

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

Capital Expansion Loans

In December 2011, Irgovel entered into agreements with the Bank of Brazil.  Under the agreements, Irgovel may borrow up to R$9.5 million (a total of $4.0 million based on the December 31, 2013, exchange rate).  The annual interest rate on the loans is 6.5%.  Interest is payable quarterly on the amounts outstanding and the maturity date of the loans is December 2021.  Irgovel must make monthly principal payments under each of the loans with the first payment due on January 2014.  Irgovel used R$1.5 million of the proceeds for working capital purposes and the remainder for the purchase of equipment and machinery.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

In July 2012, Irgovel entered into a third agreement with the bank under which it borrowed R$1.7 million ($0.7 million based on the December 31, 2013, exchange rate) for the purchase of certain equipment at an annual interest rate of 5.5%.  Interest is payable quarterly on the amounts outstanding and the maturity date of the loans is July 2019.  Irgovel must make monthly principal payments under the loan with the first payment due August 2015.  The loan is secured by the related equipment.

Equipment Financing

Irgovel has entered into certain equipment financing arrangements with annual interest rates that range from 13.5% to 17.8%, and average 15.0%.  Interest and principal on this debt is payable monthly and payments extend through March 2017.  This debt is secured by the related equipment.

Working Capital Lines of Credit

Irgovel has working capital lines of credit secured by accounts receivable.  The total amount of borrowing cannot exceed 30%-110% of the collateral, depending on the agreement.  The annual interest rates on this debt range from 10.4% to 60.0%, and average 21.7%.  Principal maturities of amounts outstanding at December 31, 2013, extend through December 2015.

Advances on Export Letters of Credit

Irgovel obtains advances against certain accounts receivable backed by export letters of credit.  The annual interest rates on these advances range from 3.9% to 6.0%, and average 5.5%.  Principal maturities of amounts outstanding at December 31, 2013, extend through May 2014.

Special Tax Programs

Irgovel has unsecured notes payable for Brazilian federal and social security taxes under a special Brazilian government tax program.  Amounts due under the special tax program are part of an amnesty program relative to unpaid taxes that existed prior to our acquisition of Irgovel in 2008.  Principal and interest payments are due monthly through 2022.  Interest on the notes is payable monthly at the Brazilian SELIC target rate, which was 9.0% at December 31, 2013.

NOTE 10. EQUITY AND SHARE-BASED COMPENSATION

On October 28, 2013, our board of directors approved a 1 for 200 reverse split of our common stock.  We began trading on a post-split basis on November 18, 2013.  All share and per share information has been retrospectively adjusted for all prior periods presented giving retroactive effect to the reverse stock split.  Such adjustments include calculations of our weighted averages number of shares outstanding and loss per share, as well as disclosures regarding our share-based compensation and convertible debt.

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

In June 2013, our shareholders approved an increase in the number of our authorized shares of common stock from 2,500,000 to 6,000,000.

In December 2013, we completed a secondary public offering in which we issued and sold 1,714,286 shares of common stock for $5.24 per share and publicly traded warrants to purchase 1,714,286 shares of common stock for $0.01 per underlying share.  The net proceeds from the offering were $7.6 million after deducting underwriting discounts and commissions of $0.7 million and other offering expenses of approximately $1.4 million.  The publicly traded warrants have an exercise price of $6.55 per share and expire in December 2018.  The underwriter on the offering also received a warrant for the purchase of 85,715 shares, at an exercise price of $6.55 per share, which expires in December 2018.

In January 2014, the underwriters exercised their overallotment rights and we issued and sold an additional 162,586 shares of common stock for $5.24 per share and additional publicly traded warrants to purchase 162,586 shares of common stock for $0.01 per underlying share. In connection with the overallotment exercise, the underwriters on the offering also received a warrant for the purchase of 8,130 shares, at an exercise price of $6.55 per share, which expires in December 2018.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

In March 2014, we completed a private placement offering.  We issued convertible notes in the principal amount of $4.9 million and warrants for the purchase of up to 1,399,614 shares of common stock.  The notes are due in July 2016, bear interest at 5% interest and automatically convert at a conversion price of $5.25, upon shareholders voting to approve an increase in our authorized shares of common stock.  The warrants have an exercise price of $5.25 per share and expire in March 2019.  We contributed $1.0 million of the $4.6 million gross proceeds to Nutra SA, and intend to use the remainder of the proceeds for capital project in the United States and for general corporate purposes.

A summary of stock option and warrant activity for 2013 and 2012 follows.

	Options			Equity and Liability Warrants
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, January 1, 2012	192,944	$54.00	6.3	233,947	$208.00	1.7
Granted	29,060	30.00		423,782	20.00
Impact of anti-dilution clauses	-	NA		518,720	NA
Impact of amendment	-	NA		78,215	NA
Exercised	-	NA		(25,015)	20.00
Forfeited, expired or cancelled	(52,750)	68.00		(422,880)	86.00
Outstanding, December 31, 2012	169,254	32.00	6.3	806,769	24.00	3.5
Granted or issued	40,000	15.38		1,859,111	6.85
Impact of anti-dilution clauses	-	NA		385,292	NA
Impact of amendment	-	NA		(496,061)	NA
Exercised	-	NA		-	-
Forfeited, expired or cancelled	(29,817)	50.58		(148,829)	66.92
Outstanding, December 31, 2013	179,437	$24.28	6.2	2,406,282	$6.33	4.5
Exercisable, December 31, 2013	157,012	$25.23	5.9	2,320,567	$6.32	4.4

Options

Our board of directors adopted our 2010 Equity Incentive Plan (2010 Plan) in February 2010.  A total of 125,000 shares of common stock were initially reserved for issuance under the 2010 Plan.  The amount reserved increases annually each January 1st by 5% of the outstanding shares as of the prior December 31st.  Additionally, in 2011 the board approved a 40,000 increase in the number of shares of common stock reserved under the plan.  In 2013, the board froze the plan and there are no longer any shares reserved for future issuance under the 2010 Plan.

Under the terms of the 2010 Plan, we could grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services on such terms as are determined by the board of directors.  Our board of directors administered the 2010 Plan, determined vesting schedules on plan awards and could accelerate the vesting schedules for award recipients.  The options granted under the 2010 Plan have terms of up to 10 years.  There are no longer any shares reserved for future issuance under the 2010 Plan.

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

We have outstanding a total of 17,384 options awarded to current and former directors, employees and consultants at various times beginning in 2004 through 2009 that do not fall under the plans described above.  Expiration periods, typically ten years, and other terms of these non-plan specific options are not materially different from those issued under the 2010 Plan and 2005 Plan.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Share-based compensation expenses related to options are included in selling, general and administrative expenses in the statements of operations, and consisted of the following (in thousands):

	2013	2012
Consultants	$16	$42
Directors	262	285
Employees	127	152
Executive officers	133	444
Total share-based compensation expense, options	$538	$923

The following table summarizes option activity during 2013 and 2012:

	Employees and Directors		Consultants
		Weighted		Weighted	Total
	Shares	Average	Shares	Average	Shares
	Underlying	Exercise	Underlying	Exercise	Underlying
	Options	Price	Options	Price	Options
Outstanding, January 1, 2012	180,494	$48.00	12,450	$152.00	192,944
Granted	28,060	26.00	1,000	16.00	29,060
Forfeited, expired or cancelled	(50,250)	58.00	(2,500)	266.00	(52,750)
Exercised	-	NA	-	NA	-
Outstanding, December 31, 2012	158,304	26.00	10,950	106.00	169,254
Granted	38,750	15.36	1,250	16.00	40,000
Forfeited, expired or cancelled	(27,317)	27.75	(2,500)	300.00	(29,817)
Exercised	-	NA	-	NA	-
Outstanding, December 31, 2013	169,737	$23.13	9,700	$44.45	179,437

Exercisable, December 31, 2013	148,698	$24.31	8,314	$41.72	157,012

As of December 31, 2013, our outstanding options have no intrinsic value. The average fair value of options granted was $11.18 per share in 2013 and $20.00 per share in 2012.  The following are the assumptions used in valuing stock options:

	2013	2012

Assumed volatility	119.2%-122.3%	104.4%-113.3%
	(121.1% weighted average)	(109.2% weighted average)
Assumed risk free interest rate	0.7%-1.4%	0.2%-1.0%
	(0.9% weighted average)	(0.9% weighted average)
Average expected life of options (in years)	6.2	6.1
Expected dividends	-	-
Forfeiture rate	5%	5%

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

The following table summarizes information related to outstanding and exercisable options:

	As of December 31, 2013
	Outstanding			Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$6.00 to $16.00	135,989	7.0	$15.82	114,636	6.8	$16.00
28.00	1,457	7.2	28.00	1,457	8.2	28.00
40.00	23,991	4.8	40.00	23,991	4.8	40.00
60.00	15,000	1.0	60.00	15,000	1.0	60.00
74.00	2,500	7.2	74.00	1,428	7.2	74.00
242.00	500	2.0	242.00	500	2.0	242.00
16.00 to $242.00	179,437	6.2	$24.28	157,012	5.9	$25.23

In April 2013, our board increased the number of shares of common stock that each non-employee director automatically receives annually each January 1 under our 2010 Equity Incentive Plan from 1,250 to 5,000 shares.  In connection with the increase in the automatic director grant, in April 2013, our board granted each of our five non-employee directors a stock option to purchase up to 3,750 shares of common stock.  Each option has an exercise price of $16.00 per share, vests in nine equal monthly installments ending December 31, 2013, and expires in April 2023.  In January 2013, we issued each of those five non-employee directors an option for the purchase of up to 1,250 shares of common stock under the non-employee director automatic grant provision.  Each option has an exercise price of $16.00 per share, vests in twelve equal monthly installments ending December 2013, and expires in January 2023.

In April 2013, the Board granted each of the two directors serving on the strategic committee and consulting special counsel each a stock option to purchase up to 1,250 shares of common stock.  Each option has an exercise price of $16.00 per share, vests in twelve equal monthly installments ending in March 2014 and expires in April 2018.

In 2012, we issued 15,022 shares of common stock to retiring directors in exchange for the surrender of vested stock options exercisable for 23,710 shares of common stock.  The fair value of the options surrendered on the date of the stock issuances was $0.3 million and fair value of the stock at issuances was $0.3 million.

For 2012, our non-employee directors agreed to accept stock options in lieu of cash representing one half of the board retainer fees to which they otherwise would have been entitled.  As a result, we issued options for the purchase of 6,090 shares of common stock in 2012, at an exercise price of $28.00 per share.  The stock options vested in installments during 2012.  The $0.2 million grant date fair value of the options equaled the cash fees to which the directors were otherwise entitled.

In 2012, our three executive officers agreed to accept stock options in lieu of receiving their full salary in cash.  Our three executive officers received cash equal to either 83.3% or 90.0% of their stated contract salary, as detailed in their employment agreements, and these officers were collectively issued stock options for the purchase of up to 4,263 shares of common stock at an exercise price equal to $24.00 per share.  The options vested in installments during 2012.  The $0.1 million grant date fair value of the options equaled the officers’ salary forbearance.

In 2012, we lowered the exercise price on outstanding options held by certain employees for the purchase of up to 108,588 shares of common stock to $16.00 per share from an average exercise price of $38.00 per share.  The stock price on the date of the re-pricing was $14.00 per share.  No other terms of the options were modified.  We recorded expense of less than $0.1 million in 2012, representing the difference between the fair value of the options before and after the modification.  Total unrecognized compensation increased less than $0.1 million as a result of the modification.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Warrants

We have outstanding warrants classified as equity (equity warrants) and others classified as derivative warrant liability (liability warrants).  We have certain warrant agreements in effect for outstanding liability warrants that contain antidilution clauses.  Under the antidilution clauses, in the event of equity issuances, we may be required to lower the exercise price on liability warrants and increase the number of shares underlying liability warrants.  Equity issuances may include issuances of our common stock, certain awards of options to employees, and issuances of warrants and/or other convertible instruments below a certain exercise price.

Certain equity issuance in 2013 and 2012 triggered the antidilution clauses in certain liability warrants and, as a result, we were required to lower the exercise price and increase the number of shares underlying certain liability warrants.  In addition, certain amendments required us to lower the exercise price and increase the numbers of shares underlying certain warrants.

	Equity Warrants			Liability Warrants
	Shares Underlying	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Balance, January 1, 2011	17,372	3.5	$60.00	216,575	1.5	$220.00
Granted	-		-	423,782		20.00
Impact of antidilution clauses	-		-	518,720		NA
Impact of amendment	-		-	78,215		NA
Exercised	-		-	(25,015)		20.00
Forfeited, expired or cancelled	(11,616)		44.00	(411,264)		88.00
Outstanding, December 31, 2012	5,756	2.4	90.00	801,013	3.5	24.00
Granted	1,820,711		6.66	38,400		16.00
Impact of antidilution clauses	-		-	385,292		NA
Impact of amendment	(8,711)		-	(487,350)		NA
Exercised	-		-	-		NA
Forfeited, expired or cancelled	(2,722)		137.60	(146,107)		65.60
Outstanding, December 31, 2013	1,815,034	5.0	$6.69	591,248	2.9	$5.24
Exercisable, December 31, 2013	1,729,319	5.0	$6.69	591,248	2.9	$5.24

During the first quarter of 2012, the holder of a liability warrant to purchase 25,016 shares of common stock exercised the warrant on a cashless basis and, as a result, we issued the holder 7,764 shares of our common stock.  We transferred the $0.7 million fair value of the liability warrant as of the date of exercise into equity.

The following table summarizes information related to outstanding and exercisable warrants:

		Outstanding			Exercisable
Range of Exercise Prices	Type of Warrant	Shares Under Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Under Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$5.24	Liability	591,248	2.9	$5.24	591,248	2.9	$5.24
6.55	Equity	1,800,001	5.0	6.55	1,714,286	5.0	6.55
16.00 to $16.80	Equity	12,004	4.5	16.40	12,004	4.5	16.40
46.80	Equity	3,029	2.9	46.80	3,029	2.9	46.80
		2,406,282	4.5	$6.33	2,320,567	4.4	$6.32

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 11. EQUITY METHOD INVESTMENT

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

There was no gain or loss recognized on these transactions because we entered the agreement with the partner in contemplation of the agreements with Wilmar.  We account for our investment in RBT PRO under the equity method.  Our investment in RBT PRO is zero as of December 31, 2013, and RBT PRO has had no net income or loss since inception.

NOTE 12. PRE-PETITION LIABILITIES

On November 10, 2009, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.  None of our subsidiaries were included in the bankruptcy filing.  In January 2012, we made our final $1.6 million distribution to the general unsecured creditors.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 13. INCOME TAXES

Deferred tax assets (liabilities) are comprised of the following (in thousands):

	As of December 31,
	2013	2012
United States
Net operating loss carryforwards	$43,328	$41,374
Gain on sale of membership interests in Nutra SA	403	374
Stock options and warrants	1,199	1,144
Intangible assets	1,194	960
Property	6,832	5,651
Capitalized expenses	652	715
Convertible debt	(112)	(399)
Other	451	86
Deferred tax assets	53,947	49,905
Less: Valuation allowance	(53,947)	(49,905)
	-	-
Brazil
Intangible assets	(228)	(490)
Property	(1,555)	(2,165)
Net operating loss carryforwards	2,381	960
Other	285	255
Net deferred tax asset (liability)	883	(1,440)
Less-valuation allowance	(883)	-
	$-	$(1,440)

Deferred tax asset - current	$-	$234
Deferred tax liability - long-term	-	(1,674)
	$-	$(1,440)

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes.  We have determined it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly we have provided a valuation allowance for deferred tax assets.  Our valuation allowance is on U.S. and Brazil deferred tax assets.  The change in valuation allowance of $4.9 million in 2013 is due to (i) $3.9 million in net operating loss and (ii) $0.7 million from the impact of state rate changes, and (ii) $0.9 million for the establishment of a valuation allowance against Brazil deferred tax assets, offset by (i) the $0.4 million impact of expiring net operating losses and (ii) $0.2 million of other deferred items.  The change in valuation allowance of $1.9 million in 2012 is due to (i) $1.7 million in net operating loss and other deferred changes from 2012 operations, offset by (ii) the $1.5 million impact of expiring net operating losses and (iii) the $2.1 million impact of adjustments to capitalized expenses and stock option compensation.

As of December 31, 2013, net operating loss carryforwards for U.S. federal tax purposes totaled $116.2 million and expire at various dates from 2018 through 2033.  Net operating loss carryforwards for state tax purposes totaled $68.4 million as of December 31, 2013, and expire at various dates from 2014 through 2033.  As of December 31, 2013, net operating loss carryforwards for Brazil tax purposes totaled $7.0 million and do not expire but may be subject to substantial annual limitations (generally 30% of taxable income in any year.).

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended and similar state regulations.  The annual limitation may result in the expiration of substantial net operating loss carryforwards before utilization.

We are subject to taxation in the U.S. and various states.  We record liabilities for income tax contingencies based on our best estimate of the underlying exposures.  We are open for audit by the IRS for years after 2010 and, generally, by U.S. state tax jurisdictions after 2009.  We are open for audit by the Brazilian tax authorities for years after 2009.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Loss before income taxes is comprised of the following (in thousands):

	2013	2012
Foreign	$(6,832)	$(5,051)
Domestic	(12,247)	(8,020)
Loss before income taxes	$(19,079)	$(13,071)

Foreign earnings are assumed to be permanently reinvested.  U.S. federal income taxes have not been provided on undistributed earnings of our foreign subsidiary.

The income tax benefit of $1.4 million in 2013 and $1.9 million in 2012 is all foreign deferred tax benefit.  We have no U.S. tax provision or benefit in 2013 or 2012.

Reconciliations between the amount computed by applying the U.S. federal statutory tax rate (34%) to loss before income taxes, and income tax benefit follows (in thousands):

	2013	2012
Income tax benefit at federal statutory rate	$(6,487)	$(4,444)
Increase (decrease) resulting from:
State tax benefit, net of federal tax effect	(653)	(251)
Change in valuation allowance	4,927	(1,926)
Adjustment to capitalized costs deferred balances	-	443
Adjustment to stock option compensation deferred balances	-	1,602
Reduction in deferred balances for forfeited, expired or cancelled options	255	602
Expiration of U.S. net operating losses	415	1,460
Nontaxable fair value adjustment	350	(1,843)
Nondeductible convertible debt issuance expenses	521	2,285
Impact of state rate changes	(677)	-
Nondeductible expenses	6	10
Foreign taxes	-	6
Adjustments to Brazil deferred balances	-	(222)
Adjustments to U.S. deferred balances	(96)	343
Income tax benefit	$(1,439)	$(1,935)

We have not identified any uncertain tax positions requiring a reserve as of December 31, 2013 or 2012.

NOTE 14. COMMITMENTS AND CONTINGENCIES

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
RiceBran Technologies
Notes to Consolidated Financial Statements

Leases

We lease certain properties under various operating lease arrangements that expire over the next twenty one years.  These leases generally provide us with the option to renew the lease at the end of the lease term.  Future minimum payments under these commitments as of December 31, 2013, are as follows: $0.3 million for 2014; $0.3 million in 2015; $0.3 million in 2016, $0.1 million in 2017, $0.1 million in 2018 and $1.1 million thereafter.  We incurred lease expense of $0.5 million in 2013 and $0.4 million in 2012.

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

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  Our parent company has not been served with any formal notices in regard to this matter.  To date, only Irgovel has received formal legal notice.  In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration.  As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of December 31 2013 and, 2012, the balance in the escrow account was $1.9 million and is included in restricted cash in our balance sheets.  There is an escrow liability related to the lawsuit in accrued expenses on our balance sheets as of December, 2013 and, 2012, totaling $1.4 million. When the escrow account was funded, we established an accrued liability equal to the amount of the escrow for contingencies and the net balance due to the Sellers under the terms of the Purchase Agreement.  As of December 31, 2013, $0.7 million of pre-acquisition contingencies have either been paid or specifically identified and accrued, leaving a balance of $1.4 million to settle any remaining contingencies.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account. We agreed to pay to Nutra SA ninety percent of any funds received from the escrow account in excess of the sum of (i) $1.0 million and (ii) our contributions to Nutra SA made after March 25, 2014, with no resulting change in our Nutra SA voting rights.

Diabco Life Sciences, LLC

In January 2012, we filed a complaint in the Superior Court of California, Sacramento County, seeking damages arising out of Diabco Life Sciences, LLC’s (Diabco) breach of a 2008 promissory note in the principal amount of $0.5 million.  At trial August 2013, Diabco stipulated that total damages through July 2013, including interest and late fees, amounted to $0.9 million.  In September 2013, the court issued its tentative statement of decision indicating that judgment will be entered in our favor in the amount of $0.9 million as of July 2013, plus interest.  In January 2014, the court issued its final judgment in the amount of $1.0 million.  Diabco has filed a notice of appeal with the court challenging the final judgment.  We have no receivable from Diabco recorded in the accompanying financial statements as recovery of the judgment is not reasonably assured.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 15. EMPLOYEE BONUS PLAN

In 2010, our board of directors approved a cash incentive bonus plan.  As of December 31, 2013, the plan, as amended, provided for payment of $0.7 million to employees, still employed at the time of payments, when (i) we are cash flow positive, defined by our board as earnings before interest, taxes, depreciation, amortization and certain non-cash charges, and (ii) cash was available for the payments as determined by our board at its sole discretion.  In December 2013, our board approved payment of these bonuses and as of December 31, 2013, $0.6 million is accrued and unpaid.

In 2013, our board of directors approved an executive bonus plan which provided for payments of $0.3 million to employees, still employed at the time of payments, when cash was available for the payments as determined by our board at its sole discretion.  In 2013, our board approved payment of these bonuses and as of December 31, 2013, $0.2 million is accrued and unpaid.

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

Date of Warrants	Number of Shares Under Warrants	Exercise Price of Warrant	Expiration Date of Warrant
		(1)
January 2012	1,250	Exercisable immediately at $30.00 per share (2)	January 2017
January 2012	5,563	Exercisable immediately at $20.00 per share (2)	January 2017
May 2012	63	Exercisable immediately at $20.00 per share (2)	May 2017
July 2012	711	Exercisable immediately at $14.00 per share	July 2017
August 2012	268	Exercisable immediately at $14.00 per share	August 2017

(1)	As a result of the July 31, 2012, issuances of convertible debt and related warrants, the exercise prices on these transactional warrants were reduced under the full ratchet antidilution provisions included in the transactional warrants, to $14.00 per share and the number of underlying shares increased to equal the number of original underlying shares times the initial exercise price divided by $14.00 per share.
(2)	In 2013, in connection with the Exchange, these warrants were cancelled in exchange for 75,377 shares of our common stock (with a fair value of $0.3 million at time of the Exchange), however the shares will not be issued until after shareholders vote to approve an increase in our authorized shares of common stock. If shareholders do not approve an increase to the authorized number of shares of common stock by July 1, 2014, the interest rate on the replacement notes will increase from 5% to 10%.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Other transactions with Mr. Halpern, HC and Halpern Entities are summarized below (in thousands):

	2013	2012
Success fees earned by HC under financial advisor agreement payable in cash	$-	$164
Interest earned on convertible debt	306	243
Interest paid on convertible debt	288	242
Payments to HC relevant to HC's class 6 general unsecured creditor claim	-	256

As of December 31, 2013 and 2012, there was less than $0.1 million in accounts payable or accrued expenses due to Mr. Halpern, HC or the Halpern Entities.

In January 2012, we agreed to extend the expiration dates on certain liability warrants held by Mr. Halpern and others, for the purchase of 25,833 shares of common stock at an exercise price of $20.00 per share from July 2014 to January 2017.  The resulting $0.1 million change in the fair value of the warrants was expensed in other income (expense).

As a result of the amendment discussed in the Debt note to these financial statements, the terms of Mr. Halpern’s January 2012 subordinated convertible note were modified such that the maturity date was extended from January to July 2015, the exercise price on the related warrant was reduced from $24.00 per share to $16.00 per share and the number of underlying shares on those warrants was increased from 125,000 to 178,572.  Had the warrant not been amended, the exercise price would have reduced to $14.00 per share under the antidilution provisions in the warrant.

As a result of the Modification, the terms of the subordinated convertible notes beneficially owned by Mr. Halpern in the principal amount of $2.6 million were replaced with subordinated notes under the terms of the Modification.  As a result of the Exchange, the warrants for the purchase of up to 185,714 shares of common stock ($14.00 per share exercise price with a July 31, 2017 expiration), related to the subordinated convertible notes beneficially owned by Mr. Halpern, were cancelled in exchange for 634,679 shares of our common stock (with a fair value of $2.9 million at time of the Exchange), however the shares will not be issued until after shareholders vote to approve an increase in our authorized shares of common stock.  If shareholders do not approve an increase to the authorized number of shares of common stock by July 1, 2014, the interest rate on the replacement notes will increase from 5% to 10%.  Mr. Halpern received consideration in the Modification and Exchange consistent with other subordinated convertible note and warrant holders.  We recognized a gain on extinguishment of $0.4 million on the Modification and Exchange transactions with Mr. Halpern.

Transactions with Other Directors

In April 2012, Henk Hoogenkamp became a member of our board of directors.  Effective January 1, 2012, under a one-year independent contractor consulting agreement, we issued Mr. Hoogenkamp 5,000 shares of our common stock, which were to vest in twelve equal monthly installments during 2012.  In April 2012, in connection with Mr. Hoogenkamp’s appointment to the Board of Directors, we terminated the independent contractor agreement and agreed to immediately vest all of the 5,000 shares of common stock previously granted.  During 2013 and 2012, we paid and expensed less than $0.1 million for cash fees owed under the independent contractor agreements.  We expensed $0.1 million in both 2013 and 2012 for common stock issued under the independent contractor agreements.

W. John Short (CEO and director), Zanesville Partners Fund, LLC, which is beneficially owned by James C. Lintzenich (former director), and the Edward L. McMillan Revocable Trust, which is beneficially owned by Edward L. McMillan (former director), collectively invested $0.1 million in the January 2012 subordinated convertible notes and related warrants issuance.  During 2013 and 2012, we paid and expensed less than $0.1 million for interest on these three subordinated convertible notes.  Their notes were modified in the Modification and the related warrants were cancelled in the Exchange.

W. John Short, CEO and director, invested $50 thousand in the January 2012 subordinated convertible notes and related warrants and $25 thousand in the April 2013 subordinated convertible notes and related warrants.  During 2013 and 2012, we paid less than $1 thousand of interest on the convertible notes.  In June 2013, Mr. Short made a PIK Election for interest accruing under the notes from February 2013 through June 2014.  In connection with the election, we issued to Mr. Short 82 shares of common stock and a PIK warrant, currently with 234 underlying shares of common stock, and we increased the shares underlying Mr. Short’s convertible notes by 234 shares as payment for interest accruing under the convertible notes from February 2013 through October 2013

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 17. SEGMENT INFORMATION

We have two reportable operating segments in 2013: (i) USA segment, which manufactures and distributes SRB in various granulations along with Stage II products and derivatives and (ii) Brazil segment, which extracts crude RBO and DRB from rice bran, which are then further processed into fully refined rice bran oil for sale internationally and in Brazil, compounded animal nutrition products for horses, cows, swine, sheep and poultry and a number of valuable human food and animal nutrition products derivatives and co-products. In addition we incur corporate and other expenses not directly attributable to operating segments, which include costs related to our corporate staff, general and administrative expenses including public company expenses, intellectual property, professional fees, and other expenses.  No Corporate allocations, including interests, are made to the operating segments.

The table below presents segment information for the years identified and provides a reconciliation of segment information to total consolidated information (in thousands).

	2013
	Corporate	USA	Brazil	Consolidated
Revenues	$-	$12,023	$23,028	$35,051
Cost of goods sold	-	9,078	22,028	31,106
Gross profit	-	2,945	1,000	3,945
Depreciation and amortization (in selling, general and administrative)	(24)	(469)	(756)	(1,249)
Impairment of property	-	(300)	-	(300)
Other operating expenses	(5,918)	(2,006)	(4,442)	(12,366)
Income (loss) from operations	$(5,942)	$170	$(4,198)	$(9,970)

Net income (loss) attributable to RiceBran Technologies shareholders	$(12,418)	$170	$(2,773)	$(15,021)
Interest expense	(1,950)	-	(1,984)	(3,934)
Depreciation (in cost of goods sold)	-	(926)	(1,873)	(2,799)
Purchases of property	21	191	2,907	3,119
Property, net, end of period	55	7,231	17,672	24,958
Goodwill, end of period	-	-	4,139	4,139
Intangible assets, net, end of period	-	745	672	1,417
Total assets, end of period	6,039	9,796	28,743	44,578

	2012
	Corporate	USA	Brazil	Consolidated

Revenues	$-	$12,633	$25,090	$37,723
Cost of goods sold	-	8,946	22,705	31,651
Gross profit	-	3,687	2,385	6,072
Intersegment fees	347	-	(347)	-
Depreciation and amortization (in selling, general and administrative)	(197)	(1,006)	(859)	(2,062)
Impairment of property	-	(1,069)	-	(1,069)
Other operating expenses	(4,768)	(2,364)	(4,496)	(11,628)
Loss from operations	$(4,618)	$(752)	$(3,317)	$(8,687)

Net loss attributable to RiceBran Technologies shareholders	$(7,046)	$(770)	$(1,693)	$(9,509)
Interest expense	(743)	(17)	(1,166)	(1,926)
Depreciation (in cost of goods sold)	-	(899)	(1,651)	(2,550)
Purchases of property	1	150	6,331	6,482
Property, net, end of period	36	8,731	19,690	28,457
Goodwill, end of period	-	-	4,773	4,773
Intangible assets, net, end of period	-	1,133	1,442	2,575
Total assets, end of period	3,201	11,609	32,196	47,006

All changes in goodwill between December 31, 2013 and December 31, 2012, relate to foreign currency translation.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

The following table presents revenues data by geographic area (in thousands):

	2013	2012

United States	$12,869	$16,177
Brazil	17,861	18,266
Other international	4,321	3,280
Total revenues	$35,051	$37,723

NOTE 18. FAIR VALUE MEASUREMENT

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of December 31 2013, the fair value of our USA segment debt (Level 3 measurement) is approximately $0.3 million higher than the $6.2 million carrying value of that debt, based on current market rates for similar debt with similar maturities.  The fair value of our Brazil segment debt (Level 3 measurement) approximates the carrying value of that debt based on the current market rates for similar debt with similar maturities.

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

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

		Level 1	Level 2	Level 3	Total
December 31, 2013
Derivative warrant liabilities	(1)	$-	$-	$(1,685)	$(1,685)
Total liabilities at fair value		$-	$-	$(1,685)	$(1,685)

December 31, 2012
Derivative warrant liabilities	(1)	$-	$-	$(4,520)	$(4,520)
Derivative conversion liabilities	(2)	-	-	(2,199)	(2,199)
Total liabilities at fair value		$-	$-	$(6,719)	$(6,719)

(1)	These warrants are valued using the lattice model each reporting period and the resultant change in fair value is recorded in the statements of operations. The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants. The risk-free interest rate is determined by reference to the treasury yield curve rate of instruments with the same term as the warrant. Additional assumptions that were used to calculate fair value follow.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

	December 31, 2013	December 31, 2012
Risk-free interest rate	0.1% - 0.6%	0.1% - 0.7%
	(0.5% weighted average)	(0.6% weighted average)
Expected volatility	107%	93%

(2)	These conversion liabilities were valued using a lattice model each reporting period and the resultant change in fair value is recorded in the statements of operations. The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current conversion price of the debt. The risk-free interest rate is determined by reference to the treasury yield curve rate of instruments with the same term as the underlying debt. Additional assumptions that were used to calculate fair value follow.

December 31, 2012
Risk-free interest rate	0.2%-0.3%
(0.3% weighted average)
Expected volatility	93%

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3		Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
2013		(1)
Derivative warrant liability	$(4,520)	$(950)	$(575)	$4,360	(2)	$(1,685)	$(372)
Derivative conversion liability	(2,199)	(80)	(598)	2,877	(3)	-	NA
Total Level 3 fair value	$(6,719)	$(1,030)	$(1,173)	$7,237		$(1,685)	$(372)

2012
Derivative warrant liability	$(1,296)	$3,048	$(6,983)	$711	(4)	$(4,520)	$3,320
Derivative conversion liability	-	2,372	(4,466)	(105	) (5)	(2,199)	2,372
Total Level 3 fair value	$(1,296)	$5,420	$(11,449)	$606		$(6,719)	$5,692

(1)	Included in change in fair value of derivative warrant and conversion liabilities in our consolidated statements of operations.
(2)	Represents fair value of warrants cancelled in connection with the Exchange.
(3)	Represents $2.8 million fair value of conversion liabilities when eliminated in connection with the Modification and $0.1 million as a result of conversions of debt.
(4)	Represents transfers to equity as a result of a holder exercising a warrant.
(5)	Represents an adjustment to loss on extinguishment as a result of issuing a replacement senior convertible debenture.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

The following tables summarize the fair values by input hierarchy of items measured at fair value in our balance sheets on a nonrecurring basis (in thousands):

		As of December 31, 2013				2013 Impairment
		Level 1	Level 2	Level 3	Total	Losses
						(1)
Property, net	(1)	$-	$-	$394	$394	$300
Property, net		$-	$-	$394	$394	$300

		As of December 31, 2012				2012 Impairment
		Level 1	Level 2	Level 3	Total	Losses
						(1)
Property, net	(1)	$-	$-	$1,058	$1,058	$1,069
Property, net		$-	$-	$1,058	$1,058	$1,069

(1)	Machinery and equipment not currently in use was evaluated for impairment and as a result was written down to estimated fair value in the first quarter of 2013 and the second quarter of 2012. Fair value is an estimate of net realizable value comprised of an estimate of proceeds from sale, based on an internal evaluation of market conditions, less estimated costs to sell. The estimate of net realizable value is subject to change.

NOTE 19.  H&N ACQUISITION

In January 2014, we purchased all of the outstanding shares of H&N Distribution, Inc. (H&N) for $2.0 million in cash plus promissory notes for $3.3 million with an annual interest rate of 1%.  We have the option to pay principal and accrued interest under the notes in either cash or in our common stock, however, if we issue shares to our former warrants holders upon an increase in authorized shares, under the terms of the Exchange, then we must settle any outstanding balance on the notes at that time through the issuance of shares of our common stock.  In the event we elect to pay the notes in our common stock, payment must be made by January 2015.  The number of shares issued to the former H&N shareholders under the notes will be based on the volume weighted average price of our common stock for the thirty trading days ending on the second business day immediately before our election to pay the note in shares of our common stock, but in no event shall such price be lower than $6.00 or higher than $12.00.  If we elect to pay the note in cash, we agree to make equal quarterly payments commencing on March 31, 2015 and ending on December 31, 2018.  During this payment period, the annual interest rate under the notes will increase from 1% to 5% and shall further increase to 10% after January 2016.  We also entered into a five-year employment agreement with H&N’s former chief executive officer and founder, Mark McKnight.

We have not yet finalized the fair value allocation of assets and liabilities acquired from H&N.

Index
PART II
(continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (Exchange Act) was performed as of December 31, 2013, under the supervision and with the participation of our current management, including our current Chief Executive Officer and Chief Financial Officer.  Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of current management, including our current Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework (1992).”

Our management concluded that as of December 31, 2013, we maintained effective internal control over financial reporting based on the criteria established in the Internal Control – Integrated Framework (1992), issued by COSO.

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
1.01
Underwriting Agreement dated December 12, 2013, with Maxim Group, LLC, as representative of the several underwriters (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed December 18, 2013)

1.02
Warrant Agreement dated December 18, 2013, with American Stock Transfer & Trust Company. (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed December 18, 2013)

2.01
Quotas Purchase and Sale Agreement, dated January 31, 2008, with Quota Holders of Irgovel - Industria Riograndens De Oleos Begetais Ltda (incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed on August 11, 2008 and on registrant’s annual report on Form 10-K, filed on March 17, 2008)

2.02	First Amended Plan of Reorganization (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on November 2, 2010)
2.03
Second Amendment to Exhibit 1 to First Amended Plan of Reorganization (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on November 2, 2010)

3.01.1
Restated and Amended Articles of Incorporation as filed with the Secretary of State of California on December 13, 2001 (incorporated herein by reference to exhibits previously filed on registrant’s annual report on Form 10-KSB, filed on April 16, 2002)

3.01.2
Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on August 4, 2003 (incorporated herein by reference to exhibits previously filed on registrant’s Registration Statement on Form SB-2, filed on November 18, 2005)

3.01.3
Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on October 31, 2003 (incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-QSB, filed on November 19, 2003)

3.01.4
Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on September 29, 2005 (incorporated herein by reference to exhibits previously filed on registrant’s Registration Statement on Form SB-2, filed on November 18, 2005)

3.01.5
Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on August 20, 2007 (incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed on August 14, 2007)

3.01.6
Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on June 30, 2011 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 5, 2011)

3.01.7
Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on July 12, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed August 14, 2013)

3.02
Certificate of Designation of the Rights, Preferences, and Privileges of the Series A Preferred Stock as filed with the Secretary of State of California on December 13, 2001 (incorporated herein by reference to exhibits previously filed on registrant’s Registration Statement on Form SB-2, filed on June 4, 2002)

3.03
Certificate of Determination, Preferences and Rights of Series B Convertible Preferred Stock as filed with the Secretary of State of California on October 4, 2005 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on October 4, 2005)

3.04
Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock as filed with the Secretary of State of California on May 10, 2006 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 15, 2006)

3.05
Certificate of Determination, Preferences and Rights of the Series D Convertible Preferred Stock, as filed with the Secretary of State of California on October 17, 2008 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on October 20, 2008)

3.06
Certificate of Determination, Preferences and Rights of the Series E Convertible Preferred Stock, as filed with the Secretary of State of California on May 7, 2009 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 8, 2009)

3.07.0	Bylaws (incorporated herein by reference to exhibits previously filed on registrant’s Registration Statement on Form SB-2, filed on June 12, 2006)
3.07.2	Amendment of Bylaws effective June 19, 2007 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on June 25, 2007)
3.07.3	Amendment of Bylaws effective December 4, 2009 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on December 10, 2009)

Index
3.08		Certificate of Ownership dated October 3, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on October 10, 2012)
4.05		Common Stock Warrant issued to Hillair Capital Investments L.P. (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
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
4.08*
Warrant Agreement by and between RiceBran Technologies and American Stock Transfer & Trust Company and Form of Warrant Certificate (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on December 18, 2013)

10.01	*	Employment Agreement with W. John Short (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 10, 2009)
10.02	*	First Amendment of Employment Agreement with W. John Short (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 10, 2009)
10.03	*	Second Amendment of Employment Agreement with W. John Short (incorporated herein by reference to previously filed Form 10-Q, filed on May 11, 2011)
10.04	*
Third Amendment to Employment Agreement with W. John Short dated July 2, 2010 (incorporated herein by reference to exhibit 10.1 previously filed on registrant’s current report on Form 8-K, filed on July 8, 2010)

10.05	*
Fourth Amendment to Employment Agreement with W. John Short dated July 15, 2011 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 20, 2011)

10.06	*	Employment Agreement with Jerry Dale Belt dated June 8, 2010 (incorporated herein by reference to exhibit 10.1 previously filed on registrant’s current report on Form 8-K, filed on June 8, 2010)
10.07	*
First Amendment to Employment Agreement with Jerry Dale Belt dated July 15, 2011 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 20, 2011)

10.08	*
Second Amendment to Employment Agreement with Jerry Dale Belt dated February 14, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s annual report on Form 10-K, filed on March 30, 2012)

10.09	*	Employment Agreement with Colin Garner dated September 1, 2010 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 5, 2011)
10.10	*
First Amendment to Employment Agreement with Colin Garner dated July 15, 2011 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 20, 2011)

10.11	*	2005 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on Form SB-2, filed on November 18, 2005)
10.12	*
Form of Non-Employee Director Stock Option Agreement under the 2005 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on registrant’s annual report on Form 10-K, filed on March 17, 2008)

10.13	*	Form of Stock Option Agreement for 2005 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed on May 12, 2008)
10.14	*
Form of Restricted Stock Grant Agreement for 2005 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed on August 11, 2008)

10.15
Asset Purchase Agreement with Kerry Inc. dated February 11, 2010 (incorporated herein by reference to exhibit 10.77 previously filed on registrant’s annual report on Form 10-K, filed on February 24, 2011)

10.16		Stipulation and Agreement of Settlement dated May 17, 2010 (incorporated herein by reference to exhibit 10.1 previously filed on registrant’s current report on Form 8-K, filed on May 18, 2010)
10.17	+
Nutra SA, LLC Membership Interest Purchase Agreement dated December 29, 2010 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K/A, filed on August 10, 2011)

10.18		Form of Investor Rights Agreement (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 5, 2011)
10.19
Form of Amended and Restated Limited Liability Company Agreement for Nutra SA, LLC (incorporated herein by reference to exhibits previously filed on registrant’s annual report on Form 10-K, filed on February 24, 2011)

10.20	*	2010 Equity Incentive Plan (incorporated herein by reference to previously filed Form 10-Q, filed on May 11, 2011)
10.21	*
Form of Non-Employee Director Stock Option Agreement under the 2010 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on registrant’s annual report on Form 10-K, filed on March 30, 2012)

10.22		Form of Stock Option Agreement for the 2010 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on registrant’s annual report on Form 10-K, filed on March 30, 2012)
10.23	*
Form of Restricted Stock Grant Agreement for the 2010 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on registrant’s annual report on Form 10-K, filed on March 30, 2012)

10.24		Form of Indemnification Agreement for officers and directors (incorporated by reference to previously filed Form 10-Q, filed on May 11, 2011)

Index
10.25
Loan agreement between Industria Riograndens De Oleos Vegetais Ltd. and Banco do Brasil S.A. in the amount of R$2,784,838, respectively, with a Brazilian bank dated December 15, 2011, English translation from the original Portuguese (incorporated herein by reference to exhibits previously filed on registrant’s annual report on Form 10-K, filed on March 30, 2012)

10.26
Loan agreement between Industria Riograndens De Oleos Vegetais Ltd. and Banco do Brasil S.A. in the amount of R$6,676,012 dated December 15, 2011, English translation from the original Portuguese (incorporated herein by reference to exhibits previously filed on registrant’s Annual Report on Form 10-K, filed on March 30, 2012)

10.27	Securities Purchase Agreement dated January 17, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.28	Security Agreement dated January 17, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.29	Subsidiary Guarantee dated January 17, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.30
Form of Original Issue Discount Senior Secured Convertible Debenture Due July 1, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)

10.31	Note and Warrant Purchase Agreement dated January 17, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.32	Form of Secured Convertible Promissory Note (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.33	Security Agreement dated January 17, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.34	Form of Subordination Agreement (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.35	Securities Purchase Agreement dated July 31, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)
10.36	Security Agreement dated July 31, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)
10.37	Subsidiary Guarantee dated July 31, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)
10.38
$1,009,200 Original Issue Discount Senior Secured Convertible Debenture Due January 1, 2014 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)

10.39
$290,000 Original Issue Discount Senior Secured Convertible Debenture Due January 1, 2014 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)

10.40
Securities Exchange Agreement dated July 31, 2012 with Hillair Capital Investments L.P. (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)

10.41	Amendment to Loan Documents dated July 31, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)
10.42	Subordination Agreement dated July 31, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)
10.43
Contribution and Subscription Agreement dated December 24, 2012 regarding Nutra SA, LLC (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on December 31, 2012)

10.44
Second Amended and Restated Limited Liability Agreement for Nutra SA, LLC dated December 24, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on December 31, 2012)

10.45	License Agreement dated March 14, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on March 20, 2013)
10.46	Membership Interest Purchase Agreement dated April 2, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on April 5, 2013)
10.47
Sublicense Agreement with RBT PRO LLC and Wilmar (Shanghai) Biotechnology Research Development Center Co., Ltd. dated April 2, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on April 5, 2013)

10.48	Sublicense Agreement with RBT PRO LLC dated April 2, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on April 5, 2013)
10.49
Cross License Agreement with Wilmar (Shanghai) Biotechnology Research Development Center Co., Ltd. dated April 2, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on April 5, 2013)

10.50
Amended and Restated Limited Liability Company Agreement for RBT PRO LLC, dated April 2, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on April 5, 2013)

Index
10.51
Senior Secured Revolving Credit Facility Agreement with TCA Global Credit Master Fund, LP, dated as of April 30, 2013(incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 30, 2013)

10.52
Promissory Note issued to TCA Global Credit Master Fund, LP, dated as of April 30, 2013(incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 30, 2013)

10.53
Form of Guaranty Agreement by Subsidiary Guarantors in favor of TCA Global Credit Master Fund, LP, dated as of April 30, 2013(incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 30, 2013)

10.54
Security Agreement with TCA Global Credit Master Fund, LP, dated as of April 30, 2013(incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 30, 2013)

10.55
Form of Security Agreement, dated as of April 30, 2013, by Subsidiary Guarantors and TCA Global Credit Master Fund, LP(incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 30, 2013)

10.56
Form of Pledge with TCA Global Credit Master Fund, LP, dated as of April 30, 2013(incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 30, 2013)

10.57
Amendment and Waiver Agreement with Hillair Capital Investments L.P., dated as of May 24, 2013(incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 30, 2013)

10.58		Amended and Restated Security Agreement dated as of May 24, 2013(incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed August 14, 2013)
10.59
Amended and Restated Note and Warrant Purchase Agreement dated as of May 24, 2013(incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed August 14, 2013)

10.60		Restated Subordination Agreement dated as of May 24, 2013(incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed August 14, 2013)
10.61
Amendment 1 to Senior Secured Revolving Credit Facility Agreement with TCA Global Credit Master Fund, LP dated July 18, 2013(incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed August 14, 2013)

10.62
Promissory Note issued to TCA Global Credit Master Fund, LP dated July 18, 2013(incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed August 14, 2013)

10.63
Acquisition and Stock Purchase Agreement with the Shareholders of H&N Distribution, Inc. dated September 24, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on September 26, 2013)

10.64
Amendment of Investment Agreements effective as of October 31, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on November 8, 2013)

10.65
Amendment No. 2 to Senior Secured Revolving Credit Facility Agreement with TCA Global Credit Master Fund, LP dated October 11, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed November 12, 2013)

10.66
Promissory Note issued to TCA Global Credit Master Fund, LP dated October 11, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed November 12, 2013)

10.67
Underwriting Agreement dated December 12, 2013, with Maxim Group, LLC, as representative of the several underwriters. (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on December 18, 2013)

21.01		List of subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See signature page).
31.1		Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	@	XBRL Instance Document
101.SCH	@	XBRL Taxonomy Extension Schema Document
101.CAL	@	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	@	XBRL Taxonomy Extension Calculation Definition Linkbase Document
101.LAB	@	XBRL Taxonomy Extension Calculation Label Linkbase Document
101.PRE	@	XBRL Taxonomy Extension Calculation Presentation Linkbase Document
+	Confidential treatment granted as to certain portions
*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
@	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.