Form 10-K/A
period 2013-12-31
RiceBran Technologies
filed 2014-04-30
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

As of March 25, 2014, there were 3,031,860 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 31, 2014 (Original Filing), to (i) include the information required by Part III of Form 10-K, (ii) to reflect the correct number of shares of common stock outstanding on March 25, 2014, as listed on the cover page, and (iii) to update the exhibit list.  The Part III information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2014 Annual Meeting of Shareholders.  The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.  This Amendment No. 1 is not intended to update any other information presented in the Original Filing.

FORM 10-K/A
Amendment No. 1

Index
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current board of directors, our named executive officers and the principal offices and positions held by each person.

Name	Age	Position
W. John Short (4)	65	Chief Executive Officer, President and Director
Jerry Dale Belt	56	Chief Financial Officer and Secretary
Mark McKnight	48	Senior Vice President of Contract Manufacturing; President of H&N Distribution, Inc.
Robert D. Smith, Ph.D.	53	Senior Vice President of Sales and Business Development
David Goldman (1)(3)(5)	70	Director
Baruch Halpern (4)	63	Director
Henk W. Hoogenkamp (3)	65	Director
Robert S. Kopriva (1)(2)	63	Director
Robert C. Schweitzer (1)(2)(4)(5)	67	Chairman of the Board of Directors
Peter A. Woog (2)(3)	71	Director

(1)	Current member of the Audit Committee.
(2)	Current member of the Compensation Committee.
(3)	Current member of the Nominating and Governance Committee.
(4)	Current member of the Executive Committee.
(5)	Current member of the Strategic Committee.

W. John Short has served as our chief executive officer and director since October 2009 and our president since April 2012.  From July 2009 until October 2009 he also served as our president.  In 2008 and 2009, as CEO and managing member of W John Short & Associates, LLC, Mr. Short was engaged as a management consultant, advisory board member and/or director to several companies including SRI Global Imports Inc., G4 Analytics Inc. and Unifi Technologies Inc.  From April 2006 through December 2007, Mr. Short was the chief executive officer of Skip’s Clothing Company.  From January 2004 through December 2005, Mr. Short was engaged as an advisor by the Government of El Salvador to assist in the restructuring of that country’s apparel industry in relation to the elimination of global apparel quotas.  Mr. Short has held senior positions with financial services and consumer products businesses in North America, South America, Asia and Europe including over a decade in international corporate banking with Citibank N.A. in New York, Venezuela, Ecuador and Hong Kong.  The Board believes that Mr. Short’s experience in the financial services and consumer products industry, including his over 35 years of management experience in this industry, his expansive network of contacts and relationships in the industry, his detailed knowledge of our business structure and our products, and his experience as our chief executive officer, are the attributes, skills, experiences and qualifications that allow Mr. Short to make a valuable contribution as one of our directors.

Jerry Dale Belt has served as our chief financial officer, chief accounting officer and executive vice president since June 2010.  He has also served as our secretary since December 2011.  Mr. Belt is a certified public accountant, a certified turnaround professional, and a certified insolvency and restructuring advisor with over thirty-five years of experience in finance and accounting in both public and private industry.  He had been our financial advisor from November 2009 to June 2010.  From September 2008 through June 14, 2010, Mr. Belt served as managing director of restructuring for Sierra Consulting Group, a provider of turnaround, receivership, and consulting services.  From 2002 through 2008, Mr. Belt served as managing director for FTI Consulting, Inc., a global business advisory firm.  Mr. Belt began his restructuring career in 1999 with PricewaterhouseCoopers.  Mr. Belt has consulted with companies ranging from startups to large multi-national enterprises.  Prior to 1999, Mr. Belt served for 15 years in numerous senior management positions in privately held enterprises.  From 1978 to 1984, Mr. Belt spent 6 years in the audit group of Coopers & Lybrand, conducting attestation services for large corporations.

Mark McKnight has served as our senior vice president of contract manufacturing and president of our wholly owned subsidiary H&N Distribution, Inc. (H&N) since January 2014.  Mr. McKnight founded H&N and was the CEO and Chairman of H&N since 2008.  Mr. McKnight started developing unique product formulations in 1995 and has developed successful products that cover three key channels of distribution, including MLMs, health food stores and mass retailers.  Mr. McKnight has been in the natural products industry since 1993, and he is a current member of the Natural Products Association and the Institute for Food Technologists.

Index
Robert D. Smith, Ph.D., has served as our senior vice president of sales and business development since November 7, 2013, and was senior vice president of business development from March 2012 to November 2013.  Dr. Smith brings over 20 years’ experience managing research and development and business development in the Ag-biotech industry.  He served as director of business development at HerbalScience Group from 2007 to 2010 and worked at Affynis LLC from 2010 to 2012 as a consultant.  Dr. Smith has also served as director of research and developments at Global Protein Products Inc. and PhycoGen Inc., and was project leader at Dekalb Genetics, a Monsanto Company.  Dr. Smith was a research assistant professor at the Ag-Biotech Center at Rutgers University and did his post-doctoral work in plant molecular biology at the University of Missouri-Columbia.  He holds a doctor of philosophy degree in molecular genetics and cell biology from the University of Chicago and a bachelor of arts degree in biology from the University of Chicago.

David Goldman has served as a director since October 2012.  Mr. Goldman, a certified public accountant, retired as a senior partner of Deloitte & Touche LLP (D&T) in 2001 after serving 35 years with that firm.  During his career, Mr. Goldman specialized in serving SEC registrants, held the positions of partner-in-charge and senior technical partner of the Arizona audit practice, and served in D&T’s New York executive office, Los Angeles office and certain other offices.  Since 2001, he has consulted on, and performed investigations of, various accounting and financial matters, many involving public companies.  He is a past member of Council of the American Institute of CPAs and a past president of the Arizona Society of CPAs, among other executive board positions.  In addition, he served as Audit Committee Chairman, Financial Expert, and member of the Board of Directors of Swift Transportation from 2003 to 2006.  He currently serves on the board of ML Liquidating Trust.  Mr. Goldman obtained a bachelor’s degree in business administration and a masters of accounting degree from the University of Arizona.  The Board believes that Mr. Goldman’s extensive experience as a CPA, outside board experience and business knowledge and financial expertise are the attributes, skills, experiences and qualifications that allow Mr. Goldman to make a valuable contribution as one of our directors.

Baruch Halpern has served as a director since January 2012.  For more than 20 years, Mr. Halpern has been involved in equity research, advisory, capital raises, and has served as managing director of Halpern Capital, Inc., a boutique investment banking firm founded by Mr. Halpern in 2002.  He has also held senior finance positions at major corporations.  Since 2009, Mr. Halpern has been managing director of CrossCredit Capital, LLC, a firm focused on structured financial solutions, and since 2010 he has been managing director of Carbon Capital Advisors, LLC, a firm focused on green energy and carbon footprint amelioration.  He is chairman and founder of Sustain:Green, a firm founded in 2012 offering financial products such as prepaid debit and credit cards designed to fight climate change.  Prior to founding Halpern Capital in 2002, Mr. Halpern held various sell-side analyst positions.  Additionally, he gained substantial buy-side experience as vice president and portfolio manager at Fred Alger & Co., an investment advisory firm.  At Fred Alger & Co., Mr. Halpern served as a research group leader, managing a $1 billion portfolio with more than 600 companies in a broad range of industries.  Mr. Halpern has an extensive corporate and industry background, having also held positions with Celanese Corporation and Beech-Nut, Inc.  Mr. Halpern received his masters of business administration in finance from Baruch College.  Mr. Halpern has been a CFA Charter holder since 1982 and holds numerous FINRA certifications.  The Board believes that Mr. Halpern’s financial advisor and investment advisor experience, accounting and finance knowledge, and his detailed knowledge of our business structure and our products, are the attributes, skills, experiences and qualifications that allow Mr. Halpern to make a valuable contribution as one of our directors.  Mr. Halpern was appointed as a director in connection with the financing under our January 2012 note and warrant purchase agreement.

Henk W. Hoogenkamp has served as a director since April 2012.  Since 2006, Mr. Hoogenkamp has been an author and an independent management consultant to multiple companies, including us from time to time.  From 1990 to 2006, Mr. Hoogenkamp served as a senior director of strategic technology with Solae, a wholly owned subsidiary of DuPont.  Mr. Hoogenkamp has authored eleven books on the importance of dairy protein and vegetable protein in formulated foods, beverages and meat products.  He has published over 500 articles in 14 languages discussing protein ingredient solutions.  Mr. Hoogenkamp is a member of several strategic and technology advisory boards to global food and ingredient companies.  He previously served as the President of DMV-Campina USA, now Royal FrieslandCampina, the world’s largest dairy protein operator.  In December 1996, Mr. Hoogenkamp received an honorary doctoral degree from the Institute of Sports Medicine, in Bucharest, Romania, for his pioneering work on the effects of protein supplementation for elite sport performance.  The Board believes that Mr. Hoogenkamp’s extensive knowledge of protein ingredient solutions, experience as a member of the strategic and technology advisory boards, network of contacts and relationships in this industry and his work experience, are the attributes, skills, experiences and qualifications that allow Mr. Hoogenkamp to make a valuable contribution as one of our directors.  The investors in our January 2012 note and warrant financing had the right to designate one individual for the Board to consider appointing as a director on our Board.  The investors designated Mr. Hoogenkamp, and after consideration and evaluation, the Board appointed Mr. Hoogenkamp as one of our directors.

Robert C. Schweitzer has served as a director and chairman of the board since October 2012.  Mr. Schweitzer was formerly the president of Shay Investment Services Inc., a holding company consisting of a bank, an investment management company, and a broker-dealer.  He served in that capacity from 2007 to 2012.  From 2005 until 2007, Mr. Schweitzer was the Florida regional president of Northwest Savings Bank.  Prior to 2005, he held numerous executive management positions at money center and major regional banks, including regional president of two major regional banks and chief executive officer and chairman of two community banks.  He was also a director of real estate consulting for Coopers & Lybrand.  He is currently chairman of the board of PetMed Express, Inc. (PETS/NASDAQ) and serves on the board of directors of Altisource Asset Management (AAMC/NYSE) and OmniComm Systems, Inc. (OMCM/OTCQB).  He also has served on the boards of four privately held companies and several not-for-profit entities.  Mr. Schweitzer holds a master of business administration degree from the University of North Carolina, and a bachelor of science degree from the United States Naval Academy.  He served in the United States Navy in the Nuclear Submarine Force and Navy Reserve for 30 years and retired with a rank of captain.  The Board believes that Mr. Schweitzer’s extensive experience in the financial services and investment industries, outside board experience with public, privately held and not-for-profit entities and extensive business knowledge, are the attributes, skills, experiences and qualifications that allow Mr. Schweitzer to make a valuable contribution as one of our directors.

Index
Robert S. Kopriva has served as a director since December 2013.  Mr. Kopriva currently serves on the Board of Directors of Rupari Foods, a Wind Point portfolio company.  He is also a senior advisor to the chief executive officer of Bar-S Foods, an $800 million packaged foods company, acquired by Sigma Alimentos in September 2010.  Mr. Kopriva was the former chairman of Premium Standard Farms, a $900 million public company.  Prior to Premium Standard Farms, he was president and chief executive officer of Sara Lee Foods, where he headed the integration of the U.S. supply chain and the U.S. food businesses before also assuming responsibility for the Mexican and European meat businesses.  Mr. Kopriva held various positions at Sara Lee including President of Jimmy Dean.  He served as a director of Santa Maria Foods, a former Wind Point portfolio company.  He holds a bachelor’s degree in accounting from the University of Illinois and an MBA from the Kellogg School of Management at Northwestern University.  The Board believes that Mr. Kopriva’s extensive experience in the food industry, management and board experience with public entities, financial expertise and business knowledge, are the attributes, skills, experiences and qualifications that allow Mr. Kopriva to make a valuable contribution as one of our directors.

Peter A. Woog has served as a director since December 2013.  Mr. Woog is currently a Partner at Najafi Companies where he seeks and evaluates acquisition opportunities, participates in the negotiation and due diligence process and assists the management of the acquired company during the post-sale period.  Mr. Woog works closely with currently held companies for strategic, business and financial planning.  Previously, Mr. Woog was with AT&T for over three decades, rising to vice-president.  In 1995, he became the chief executive officer and a director of Cable Systems Holdings and Cable Systems International when CitiCorp Venture Capital acquired the copper cable products division from AT&T.  This portfolio company then acquired a number of closely-held as well as publicly-traded communications companies.  During this period he also was a director of IPC Communications, IXNET, and LoDan Electronics.  Following the sale of these businesses he established Gray Fox Enterprises, a management consulting firm, where he assisted corporate managers and investors with business strategies and execution.  Among a number of assignments, he was CEO of International FiberCom and led the restructuring and sale of the company.  Mr. Woog holds a bachelor’s degree in mechanical engineering from Lowell Technological Institute (University of Massachusetts-Lowell) and a master of science in management science from Stevens Institute of Technology.  The Board believes that Mr. Woog’s extensive experience in strategic, business and financial planning and extensive business knowledge and management experience are the attributes, skills, experiences and qualifications that allow Mr. Woog to make a valuable contribution as one of our directors.

Risk Oversight

Our Board of Directors is currently comprised of seven directors, four of whom are independent.  The Board has four standing committees with separate chairs - the Audit, Compensation, Nominating and Governance and Executive Committees.  A majority of the members of each of the Audit, Compensation, Nominating and Corporate Governance Committee are independent directors.  Our Audit Committee is responsible for overseeing risk management and on at least an annual basis reviews and discusses with management policies and systems pursuant to which management addresses risk, including risks associated with our audit, financial reporting, internal control, disclosure control, legal and regulatory compliance, and investment policies.  Our Audit Committee also serves as the contact point for employees to report corporate compliance issues.  Our Audit Committee regularly reviews with our Board any issues that arise in connection with such topics.  Our full Board regularly engages in discussions of risk management to assess major risks facing the Company and review options for their mitigation.  Each of our Board committees also considers the risk within its area of responsibilities.  For example, our Compensation Committee periodically reviews enterprise risks to ensure that our compensation programs do not encourage excessive risk-taking and our Nominating and Governance Committee oversees risks related to governance issues.

Board Independence

Our Board annually determines the independence of each director, based on the independence criteria set forth in the listing standards of the Marketplace Rules of NASDAQ.  In making its determinations, the Board considers all relevant facts and circumstances brought to its attention as well as information provided by the directors and a review of any relevant transactions or relationships between each director or any member of his or her family, and the Company, its senior management or our independent registered public accounting firm.  Based on its review, the Board determined that each of Messrs. Goldman, Kopriva, Schweitzer and Woog is independent under the NASDAQ criteria for independent board members.

Index
Board Committees

Audit Committee

The Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, assists the Board in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm.  The members of the Audit Committee are David Goldman, Robert C. Schweitzer and Robert S. Kopriva.  Each of Messrs. Goldman, Schweitzer and Kopriva is independent under Nasdaq’s independence standards for audit committee members.  The Board has determined that each of Messrs. Goldman, Schweitzer and Kopriva is an “audit committee financial expert”, as defined by the rules of the SEC.  The charter of the Audit Committee is available on our website at www.ricebrantech.com on the Investor Relations page.

Compensation Committee

The Compensation Committee establishes our executive compensation policy, determines the salary and bonuses of our executive officers and recommends to the Board stock option grants for our executive officers.  The members of the Compensation Committee are Robert C. Schweitzer, Robert S. Kopriva and Peter A. Woog.  Each of Messrs. Schweitzer, Kopriva and Woog is independent under Nasdaq’s independence standards for compensation committee members.  Our chief executive officer often makes recommendations to the Compensation Committee and the Board concerning compensation of other executive officers.  The Compensation Committee seeks input on certain compensation policies from the chief executive officer.  The charter of the Compensation Committee is available on our website at www.ricebrantech.com on the Investor Relations page.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for matters relating to the corporate governance of our Company and the nomination of members of the Board and committees thereof.  The members of the Nominating and Governance Committee are David Goldman, Henk W. Hoogenkamp and Peter A. Woog.  Each of Messrs. Goldman and Woog is independent under Nasdaq’s independence standards.  The charter of the Nominating and Governance Committee is available on our website at www.ricebrantech.com on the Investor Relations page.

Executive Committee

The primary function of the Executive Committee is to exercise the power and authority of the Board as may be necessary during the intervals between meetings of the Board, subject to such limitations as are provided by law or by resolution of the Board.  The members of the Executive Committee are Baruch Halpern, Robert C. Schweitzer and W. John Short.  There is no charter for the Executive Committee.

Strategic Committee

On April 9, 2013, the Board established a Strategic Committee.  The primary functions of the Strategic Committee are to actively engage with management on strategic planning and to review and evaluate potential strategic transactions, with the goal of improving our performance and shareholder value.  The members of the Strategic Committee are David Goldman and Robert C. Schweitzer, each of whom is independent under Nasdaq’s independence standards.  There is no charter for the Strategic Committee.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. Any waivers of any provision of this code for our directors or officers may be granted only by the Board or a committee appointed by the Board. Any waivers of any provisions of this code for an employee or a representative may be granted only by our chief executive officer or principal accounting officer. We will provide any person, without charge, a copy of this Code. Requests for a copy of the code may be made by writing to RiceBran Technologies at 6720 N. Scottsdale Road, Suite 390, Scottsdale, Arizona 85253, Attention: Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors, executive officers and beneficial owners of more than 10% of a registered class of our equity securities to file with the SEC, initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Directors, executive officers and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.  Based solely on the review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 2013, were met in a timely manner by the directors, executive officers and greater than 10% beneficial owners, except as follows: a Form 4 for Henk W. Hoogenkamp, reporting one transaction, was filed late; a Form 3 for Robert D. Smith, reporting no holdings, was filed late and a Form 3 for Robert S. Kopriva, reporting no holdings, was filed late.

Index
ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Compensation Philosophy

Our Compensation Committee is charged with the evaluation of the compensation of our executive officers and to assure that they are compensated effectively in a manner consistent with our compensation strategy and resources, competitive practice, and the requirements of the appropriate regulatory bodies.

Our compensation philosophy has the following basic components: (i) establish competitive base salaries to attract qualified talent, and (ii) evaluate performance and grant performance-based bonuses that may include equity and cash components.  We try to establish executive compensation base salaries to allow us to remain competitive in our industry and to attract and retain executives of a high caliber.  Similarly, we try to align a component of annual compensation to performance and achievement of our objectives in an effort to retain highly motivated executives who are focused on performance.  We review other public reports and take into account the compensation paid to executives at similarly situated companies, both within and outside of our industry, when determining and evaluating our compensation philosophy and compensation levels.  Our performance, including, but not limited to, earnings, revenue growth, cash flow, and continuous improvement initiatives, is a significant part of our evaluation and compensation levels.

Summary Compensation Table

The following table sets forth all compensation awarded, earned or paid for services rendered to us in all capacities during fiscal year 2013 and 2012 to (i) each person who served as our chief executive officer during fiscal 2013; (ii) the two most highly compensated officers other than the chief executive officer who were serving as executive officers at the end of fiscal 2013 and whose total compensation for such year exceeded $100,000; and (iii) up to two additional individuals for whom disclosures would have been provided in this table, but for the fact that such persons were not serving as executive officers as of the end of fiscal 2013 (sometimes referred to collectively as the “named executive officers”).

		Salary	Option Awards	Nonequity Incentive Plan Compensation	All Other Compensation	Total
Name and Principal Position	Year	($) (1) (2)	($) (4)	($) (3)	($) (6)	($)
W. John Short, President and Chief Executive Officer	2013	375,000	-	426,157	56,488	857,645
	2012	375,000	63,886	-	55,124	494,010

Jerry Dale Belt, Chief Financial Officer and Secretary	2013	255,000	-	157,191	7,650	419,841
	2012	255,000	14,307	-	6,885	276,192

Robert D. Smith, Senior Vice President of Sales and Business Development (5)	2013	139,425	-	30,849	4,483	174,757
	2012	78,845	83,900	-	22,309	185,054

(1)	Option awards are reported at grant date fair value, if awarded in the period, and at incremental fair value, if modified in the period. The assumptions used to calculate the fair value of option awards are set forth in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for 2013.
(2)	As further described in the Narrative Disclosure to the Summary Compensation Table below, in 2012, we granted Mr. Short and Mr. Belt option awards in lieu of payment of cash salaries representing 10% of the named executive officer’s salary for 2012. The fair value of each option award is included in the “Salary” column of the table above.
(3)	As further described in the Narrative Disclosure to the Summary Compensation Table below, in 2013 this column includes $426,157 of bonuses for Mr. Short, $157,191 of bonuses for Mr. Belt and $30,849 of bonuses for Dr. Smith.

Index
(4)	For Messrs. Short and Belt, reflects the change in the fair value of options held that were repriced in 2012. For Dr. Smith, reflects the grant date fair value of option awarded in 2012 and the change in fair value of that same option repriced in 2012.
(5)	Robert D. Smith began employment March 19, 2012.
(6)	All other compensation consists of the following amounts for 2013 and 2012:

	2013
	Mr. Short	Mr. Belt	Dr. Smith
	($)	($)	($)
Life insurance premiums	19,314	-	-
Commuting expense reimbursements	25,924	-	-
401(k) safe harbor contribution	11,250	7,650	4,483
Total	56,488	7,650	4,483

	2012
	Mr. Short	Mr. Belt	Dr. Smith
	($)	($)	($)
Life insurance premiums	19,316	-	-
Commuting expense reimbursements	25,683	-	19,944	(1)
401(k) safe harbor contribution	10,125	6,885	2,365
Total	55,124	6,885	22,309

(1)	We paid for the costs of Dr. Smith’s commute between California and Arizona until October 2013.

Narrative Disclosure to the Summary Compensation Table

The following is a brief description of the employment agreements we entered into with each of the named executive officers and current executive officers.  All warrant, option, share and per share information in this prospectus gives retroactive effect to a one-for-200 reverse stock split effective as of November 13, 2013.

W. John Short, President and Chief Executive Officer

On July 6, 2009, we entered into an employment agreement with W. John Short. The term of the employment agreement, as amended, extends through November 30, 2014, and the term extends automatically for successive one-year terms unless either we or Mr. Short notifies the other in writing at least 180 days prior to the expiration of the then-effective term of our or his intention not to renew the employment agreement.  Mr. Short’s annual salary is $375,000.  Mr. Short is entitled to a one-time cash bonus of $150,000 and reimbursement if his family relocates to Arizona, and he is reimbursed for reasonable expenses for commuting between Arizona and Oregon.  We maintain a $5,000,000 life insurance policy on Mr. Short’s life during the term of his employment for the sole benefit of Mr. Short and his wife.  Mr. Short may be eligible to earn an annual bonus each year up to 75% of his annual salary and a discretionary bonus each year up to 100% of his annual salary, with the actual amount and requirements of these bonuses to be determined by our Board or Compensation Committee.

In December 2013, Mr. Short earned a bonus under a cash incentive bonus plan approved by the Board covering nearly all employees..  This plan, as amended, provided for payments to employees, still employed at the time of payments, when (i) we are cash flow positive, and (ii) cash was available for the payments as determined by our Board at its sole discretion.  In December 2013, our Board approved payment of $300,000 to Mr. Short which has been accrued but remains substantially unpaid.

In addition, in December 2013, our Board approved payments under an executive bonus plan which provided for payments to senior managers, still employed at the time of payments, when cash was available for the payments as determined by our Board at its sole discretion.  In December 2013, our Board approved payment of these bonuses, including a bonus of $126,158 to Mr. Short.

In 2012, Mr. Short received 90% of his salary under his employment agreement in cash.  On April 25, 2012, Mr. Short was granted a stock option to purchase up to 1,719 shares of common stock at an exercise price equal to $24.00 per share.  The option vested as to 25% of the underlying shares on April 25, 2012, and the remainder vested in installments through 2012.  The fair value of the option on the date of grant equaled 10% of Mr. Short’s salary.  In December 2012, the exercise price on all outstanding options held by Mr. Short was lowered from $40.00 per share to $16.00 per share.

For a description of the termination and change in control provisions of Mr. Short’s employment agreement, see “Termination and Change in Control Arrangements”.

Index
Jerry Dale Belt, Chief Financial Officer and Secretary

On June 8, 2010, we entered into an employment agreement with Mr. Belt. Mr. Belt’s term of employment extends through June 1, 2014.  Pursuant to the employment agreement, we agreed to pay Mr. Belt an annual salary of $230,000 which increased to $255,000 on January 1, 2011. Mr. Belt may be eligible to earn an annual bonus each year up to 50% of his annual salary and a discretionary bonus each year as determined by our Board or Compensation Committee.

In December 2013, Mr. Belt earned a bonus under a cash incentive bonus plan approved by the Board covering nearly all employees..  This plan, as amended, provided for payments to employees, still employed at the time of payments, when (i) we are cash flow positive, and (ii) cash was available for the payments as determined by our Board at its sole discretion.  In December 2013, our Board approved payment of these bonuses, including a $100,000 bonus to Mr. Belt which has been accrued but remains substantially unpaid.

In addition, in December 2013, our Board approved payments under an executive bonus plan which provided for payments to senior managers, still employed at the time of payments, when cash was available for the payments as determined by our Board at its sole discretion.  In December 2013, our Board approved payment of these bonuses, including a bonus of $57,191 to Mr. Belt.

In February 14, 2012, we modified the termination and change in control provisions of Mr. Belt’s employment agreement. For a description of the termination and change in control provisions of Mr. Belt’s employment agreement, see “Termination and Change in Control Arrangements”.

In 2012, Mr. Belt received 90% of his salary under his employment agreement in cash. On April 25, 2012, we granted Mr. Belt a stock option to purchase up to 1,169 shares of common stock at an exercise price equal to $24.00 per share.  The option vested as to 25% of the underlying shares on April 25, 2012, and the remainder vested in installments through 2012.  The fair value of the option on the date of grant equaled 10% of Mr. Belt’s salary. In October 2012, the exercise price on all outstanding options held by Mr. Belt was lowered from $40.00 per share to $16.00 per share.

Robert D. Smith, Senior Vice President of Sales and Business Development

Dr. Smith’s initial annual salary, upon his employment on March 19, 2012, was $100,000.  His annual salary increased on January 1, 2013, to $125,000 and on June 1, 2013, to $150,000.  Dr. Smith may be eligible to earn an annual bonus as determined by our Board or Compensation Committee.  Dr. Smith is entitled to reimbursement of up to $15,000 if his family relocates to Arizona.

In December 2013, our Board approved payments under an executive bonus plan which provided for payments to employees, still employed at the time of payments, when cash was available for the payments as determined by our Board at its sole discretion.  In December 2013, our Board approved payment of these bonuses, including a bonus of $30,849 to Dr. Smith.

In connection with his employment, we granted Dr. Smith a stock option to purchase up to 3,750 shares of common stock at an exercise price equal to $28.00 per share.  The option vested as to 33.3% of the underlying shares on both December 31, 2012 and December 31, 2013, and the remainder vested December 31, 2014.  In October 2012, the exercise price on the option held by Dr. Smith was lowered from $28.00 per share to $16.00 per share.

Mark McKnight, Senior Vice President of Contract Manufacturing and President of H&N

On September 20, 2013, we entered into an employment agreement with Mr. McKnight which became effective on January 2, 2014 upon the closing of our acquisition of H&N.  Mr. McKnight’s term of employment runs through December 31, 2018.  Pursuant to the employment agreement, we agreed to pay Mr. McKnight an annual salary of $200,000.  Mr. McKnight may be eligible to earn a quarterly bonus each quarter in an amount up to $85,000 and an annual bonus up to $200,000 per year if H&N meets certain financial targets.  Mr. McKnight is also entitled to reimbursement of reasonable expenses incurred during Mr. McKnight’s relocation to Arizona.

For a description of the termination and change in control provisions of Mr. McKnight’s employment agreement, see “Termination and Change in Control Arrangements”.

Index
Equity Compensation Arrangements

2005 Equity Incentive Plan

The Board adopted the 2005 Equity Incentive Plan (2005 Plan) in May 2005 and our shareholders approved the 2005 Plan in September 2005.  Under the terms of the 2005 Plan, we could grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services to us on such terms as are determined by the Board.  A total of 50,000 shares of common stock were reserved for issuance under the 2005 Plan.  During 2012, no grants were made under the 2005 Plan.  As of December 31, 2013, options to purchase a total of 34,234 shares were outstanding.  In 2012, the Board determined that no additional grants will be made under the 2005 Plan.  Options granted under the 2005 Plan have terms of up to 10 years.  Our Board administered the 2005 Plan, determined vesting schedules on plan awards and could accelerate their schedules for award recipients.

2010 Equity Incentive Plan

The Board adopted our 2010 Equity Incentive Plan (2010 Plan) in February 2010. A total of 125,000 shares of common stock were initially reserved for issuance under the 2010 Plan.  The amount reserved increases annually each January 1st by 5% of the outstanding shares as of the prior December 31st.  Additionally, in 2011 the Board approved a 40,000 share increase in the number of shares of common stock reserved under the 2010 Plan.  Under the terms of the 2010 Plan, we could grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services on such terms as are determined by the Compensation Committee.  As of December 31, 2013, options to purchase a total of 127,899 shares were outstanding.  On December 4, 2013, the Board determined that no additional grants will be made under the 2010 Plan.  The Compensation Committee administered the 2010 Plan, determined vesting schedules on plan awards and could accelerate the vesting schedules for award recipients.  The options granted under the 2010 Plan have terms of up to 10 years.

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

Outstanding Equity Awards

The following table provides information as of December 31, 2013, regarding equity awards held by each of our named executive officers.

		Option Awards
		# of Securities Underlying Unexercised Options (# Exercisable)	# of Securities Underlying Unexercised Options (# Un-exercisable)	Equity Incentive Plan Awards: # of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/sh)	Option Expiration Date
W. John Short		25,000	-	-	16.00	7/5/2019
		10,000	-	-	16.00	7/7/2020
	(1)	11,563	3,437	-	16.00	7/7/2020
	(4)	590	-	-	16.00	7/15/2014
	(5)	1,719			16.00	4/25/2022

Jerry Dale Belt		5,000	-	-	16.00	6/15/2020
	(2)	5,938	1,562	-	16.00	6/15/2020
	(4)	401	-	-	16.00	7/15/2014
	(5)	1,169			16.00	4/25/2022

Robert D. Smith	(3)	2,500	1,250	-	16.00	3/27/2022

(1)	Shares underlying the option vest and become exercisable monthly in equal installments over the 48 months ending November 30, 2014.
(2)	Shares underlying the option vest and become exercisable monthly in equal installments over the 48 months ending October 27, 2014.
(3)	Shares underlying the option vest and become exercisable in equal installments on December 31, 2012, December 31, 2013, and December 31, 2014
(4)	Awards granted in lieu of salary for 2011.
(5)	Awards granted in lieu of salary for 2012.

Index
Termination and Change in Control Arrangements

We have entered into employment agreements with Mr. Short, Mr. Belt and Mr. McKnight that require us to provide compensation to them upon termination of their employment with us or a change in control of the Company. Regardless of the manner in which their employment terminates, they will be entitled to receive amounts earned during the term of their employment. Such amounts include:

•	the portion of their current annual base salary and bonuses which have accrued through the date of termination;

•	vested stock options; and

•	payment for accrued but unused vacation.

In addition, immediately before a Change of Control Transaction, all stock options granted pursuant to the 2010 Plan will vest and become fully exercisable. Under the 2010 Plan, a “Change of Control Transaction” means the occurrence of any of the following events: (i) any person becomes the beneficial owner, directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the total voting power represented by our then-outstanding voting securities; (ii) the consummation of the sale or disposition by the Company of all or substantially all of its assets; or (iii) the consummation of a merger or consolidation of the Company or a subsidiary with another corporation or any other entity, other than a merger or consolidation which results in our voting securities of the Company outstanding immediately prior thereto continuing to represent at least fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity or its parent outstanding immediately after such merger or consolidation.

In addition to the consideration described above, the amount of compensation payable to each of Mr. Short, Mr. Belt and Mr. McKnight following termination or a change of control is discussed below.

W. John Short

Termination for Disability. In the event we terminate Mr. Short’s employment because of his Disability, Mr. Short is entitled to a lump sum cash payment equal to all reasonable moving expenses incurred by Mr. Short to relocate his family and personal possessions to Bend, Oregon.

“Disability” is defined as Mr. Short’s substantial inability to perform his duties under this Agreement for a continuous period of 90 days or longer, or for 120 days or more in any 12-month period, due to a physical or mental disability.

Termination Without Cause, for Good Reason, Non-renewal of Employment Agreement, for Death or for Work Related Disability. In the event Mr. Short’s employment is terminated (i) by us other than for “cause”, (ii) because we elect to not renew his employment agreement at the end of its term, (iii) Mr. Short terminates his employment for “good reason”, (iv) due to Mr. Short’s death or (v) due to Mr. Short’s “work related disability”, Mr. Short shall be entitled to:

•	a cash lump sum payment equal to the greater of (i) the base salary and annual bonuses that Mr. Short would have been paid had he remained employed for the remainder of the then current term or (ii) the base salary and annual bonuses that Mr. Short would have been paid if he remained an employee for 12 months following the date of termination (such amount, the Short Severance Payment);

•	his option to purchase a total of 25,000 shares of common stock, expiring July 5, 2019, immediately vests in full and remains exercisable for 2 years following the date of termination; and

•	a cash lump sum payment equal to all reasonable moving expenses incurred by Mr. Short to relocate his family and personal possessions to Bend, Oregon.

“Cause” is defined as (i) a material breach of the terms of his employment agreement, which remains uncured for 30 days after written notice of the breach is delivered to Mr. Short, (ii) Mr. Short has been grossly negligent or has engaged in material willful or gross misconduct in the performance of his duties, (iii) Mr. Short has committed, as determined by our Board in good faith, or has been convicted of fraud, moral turpitude, embezzlement, theft, other criminal conduct or any felony, (iv) Mr. Short habitually misuses alcohol, drugs, or any controlled substance, or (v) Mr. Short breaches his proprietary information agreement with us.

Index
“Good Reason” is defined as (i) any material breach by us of Mr. Short’s employment agreement; (ii) a material reduction of his duties or responsibilities, or the assignment of duties or responsibilities to Mr. Short that are not consistent or commensurate with his position as chief executive officer or (iii) any reduction of Mr. Short’s base salary.

“Work-Related Disability” shall mean that Mr. Short, due to a physical disability that arises out of or is incurred in connection with his employment, has been substantially unable to perform his duties under this Agreement for a continuous period of 90 days or longer, or for 120 days or more in any 12 month period; provided, that a “Work-Related Disability” shall not include a disability arising from, or resulting from, stress, mental, nervous, behavioral or emotional disorders, or related conditions or from alcohol, drug, or controlled substance abuse or misuse.

Termination in Connection With a Change of Control. In the event that Mr. Short resigns or is terminated within 60 days before and 90 days after a Change of Control (as defined below), Mr. Short shall be entitled to:

•	a cash lump sum payment equal to the Short Severance Payment;

•	his options to purchase a total of 25,000 shares of common stock, expiring July 5, 2019, shall immediately vest in full and remain exercisable for 2 years following the date of termination;

•	a cash lump sum payment equal to all reasonable moving expenses incurred by Mr. Short to relocate his family and personal possessions to Bend, Oregon; and

•	a cash lump sum payment equal to the difference between (i) two times the sum of Mr. Short’s base salary and target bonus level for the year in which the termination occurs and (ii) an amount equal to the Short Severance Payment.

“Change of Control” is defined as the occurrence of any of the following events: (i) the consummation of a merger or consolidation of the Company with any other entity which results in the voting securities of the Company outstanding immediately prior thereto failing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or (ii) the sale, mortgage, lease or other transfer in one or more transactions not in the ordinary course of business of assets or earning power constituting more than fifty percent (50%) of the assets or earning power of the Company and its subsidiaries (taken as a whole) to any such person or group of persons.

Jerry Dale Belt

Termination Without Cause, for Good Reason, or Death. In the event Mr. Belt’s employment is terminated (i) by us other than for Cause, (ii) by Mr. Belt for Good Reason, or (iii) due to Mr. Belt’s death, Mr. Belt shall be entitled to a cash lump sum payment in an amount equal to the base salary that Mr. Belt would have been paid had he remained employed for the 180 day period following the date of his termination (the Belt Severance Payment).

“Cause” is defined as (i) a material breach of the terms of his employment agreement, which breach remains uncured for 30 days following written notice of breach, (ii) Mr. Belt has been grossly negligent or has engaged in material willful or gross misconduct in the performance of his duties, (iii) Mr. Belt has committed, as reasonably determined by our Board, or has been convicted by a court of law of fraud, moral turpitude, embezzlement, theft, or similar criminal conduct, or any felony, (iv) Mr. Belt habitually misuses alcohol, drugs, or any controlled substance, (v) Mr. Belt breaches his proprietary information agreement, or (vi) Mr. Belt fails to meet reasonable written standards established by us for performance of his duties under his employment agreement.

“Good Reason”, is defined as (i) any material breach by us of any provision of Mr. Belt’s employment agreement; (ii) a material reduction of Mr. Belt’s duties or responsibilities, or the assignment of duties or responsibilities to Mr. Belt that are not consistent or commensurate with his position as chief financial officer or (iii) any reduction of Mr. Belt’s base salary other than as part of a general reduction of the salaries of all or substantially all of our employees.

Termination in Connection With a Change of Control. In the event that Mr. Belt resigns or is terminated within 60 days before and 90 days after a Change of Control, Mr. Belt shall be entitled to:

•	a cash lump sum payment equal to the Belt Severance Payment;

•	his options to purchase a total of 12,500 shares of common stock, expiring June 15, 2020, shall immediately vest in full and remain exercisable for a period of 90 days following termination; and

•	a cash lump sum payment equal to the difference between (i) two times the sum of Mr. Belt’s base salary for the year in which the termination occurs and (ii) an amount equal to the Belt Severance Payment.

Index
Mark McKnight

Termination Without Cause, for Good Reason, or Disability or Death.  In the event Mr. McKnight’s employment is terminated (i) by us other than for Cause, (ii) by Mr. McKnight for Good Reason, or (iii) due to Mr. McKnight’s disability or death, Mr. McKnight shall be entitled to a cash lump sum payment in an amount equal to all previously accrued but unpaid compensation plus the base salary that Mr. McKnight would have been paid through December 31, 2018, but no more than six months of base salary shall be paid to Mr. McKnight in the event of Mr. McKnight’s disability and no more than twelve months of base salary shall be paid to Mr. McKnight for termination without Cause, for Good Reason or for death.  In addition, Mr. McKnight shall receive quarterly bonus payments through December 31, 2018 on any bonus payments he would have earned based on H&N meeting certain financial targets; provided that the quarterly bonus payments due to Mr. McKnight will be due only through the earlier of December 31, 2018 or the six month anniversary of Mr. McKnight’s termination if such termination was due to his disability.

“Cause” is defined as (i) a material breach of the terms of Mr. McKnight’s employment agreement, which breach remains uncured for 30 days following written notice of breach, (ii) Mr. McKnight’s gross negligence or material willful or gross misconduct in the performance of his duties, (iii) Mr. McKnight has committed, as reasonably determined by our Board, or has been convicted by a court of law of fraud, moral turpitude, embezzlement, theft, or similar criminal conduct, or any felony, (iv) Mr. McKnight habitually misuses alcohol, drugs, or any controlled substance, or (v) Mr. McKnight breaches his proprietary information agreement.

“Good Reason”, is defined as (i) any material breach by us of any provision of Mr. McKnight’s employment agreement; (ii) a material reduction of Mr. McKnight’s duties or responsibilities, or the assignment of duties or responsibilities to Mr. McKnight that are not consistent or commensurate with his position as our senior vice president or president of H&N, or (iii) any reduction of Mr. McKnight’s base salary.

Director Compensation

Non-employee directors receive the following cash consideration for serving as directors and as members of committees of our Board of Directors:

	General Board Service	Executive Committee	Audit Committee	Nominating and Governance Committee	Compen- sation Committee	Nutra SA Management Committee Meeting
	($)	($)	($)	($)	($)	($)
General board service - all directors	40,000	-	-	-	-	-
Service as Chairman	25,000	-	-	-	-	-
Committee Assignments:
Committee Chair	-	15,000	10,000	7,000	7,000	-
Members	-	2,000	4,000	2,000	2,000	2,000
Meeting Attendance Fees:
Full Board:
In-person face-to-face	2,000	-	-	-	-	-
Telephonic	1,000	-	-	-	-	-

In addition to the fees reflected in the table above, non-employee directors receive a fee for attendance of management committee meetings of our Nutra SA subsidiary.  The fee is $6,000 per meeting attended in Brazil and $2,000 per meeting attended in the United States.

If a director chairs the Board and the Executive Committee, the $15,000 Executive Committee chair fee is not paid.

We reimburse all directors for travel and other necessary business expenses incurred in the performance of director services and extend coverage to them under our directors’ and officers’ indemnity insurance policies.  Under the 2010 Equity Incentive Plan, each non-employee director automatically receives an option to purchase 1,250 shares of common stock on January 1 of each year. If a director becomes a member of the Board after January 1 of a year, the director will receive a stock option to purchase a pro rata portion of the 1,250 shares based upon the months remaining in the year after the director was elected.  On April 18, 2013, the Board increased the number of shares of common stock that each non-employee director automatically receives annually under the 2010 Equity Incentive Plan from 1,250 to 5,000 shares.  Subsequently, on December 4, 2013, the Board determined that no additional grants will be made under the 2010 Plan and, consequently, there were no automatic non-employee director grants on January 1, 2014.

Index
In connection with the increase in the automatic director grant, on April 18, 2013, the Board granted each of the non-employee directors a stock option to purchase up to 3,750 shares of common stock. Each option has an exercise price of $16.00 per share, vests in nine equal monthly installments ending December 31, 2013, and expires on April 18, 2023.

On April 18, 2013, the Board granted each of the directors then serving on the Strategic Committee a stock option to purchase up to 1,250 shares of common stock.  Each option has an exercise price of $16.00 per share, vests in twelve equal monthly installments ending March 31, 2014 and expires on April 18, 2018. The members of the Strategic Committee receive no additional compensation for serving on the committee.

Director Compensation Table

The following director compensation table sets forth summary information concerning the compensation paid to our non-employee directors in 2013who served on the Board during the year:

	Fees Earned or Paid in Cash	Option Awards	All Other Compen- sation	Total
Name	($) (1)	($) (2)	($)	($)
David Goldman	73,500	75,903	-	149,403
Baruch Halpern	64,000	59,636	-	123,636
Henk W. Hoogenkamp	57,000	59,636	-	116,636
Richard H. Koppes (3)	29,500	59,636	-	89,136
Robert S. Kopriva	2,000	-	-	2,000
Robert C. Schweitzer	94,000	75,903	-	169,903
Peter A. Woog	-	-	-	-

(1)	Amounts shown in this column reflect the annual aggregate dollar amount of all fees earned or paid in cash for services as a director, including annual retainer fees, committee and/or chairmanship fees, and meeting fees.
(2)	The amount shown is the grant date fair value of each award, and the assumptions used to calculate the fair value are set forth in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for 2013. As of December 31, 2013, the directors named in the table held outstanding option awards to purchase the following number of shares of our common stock: David Goldman, 6,563 shares; Baruch Halpern, 6,996 shares; Henk W. Hoogenkamp, 8,745 shares; Richard H. Koppes, no shares; Robert S. Kopriva no shares, Robert C. Schweitzer, 6,563 shares, and Peter A. Woog, no shares.
(3)	Richard H. Koppes resigned from the Board on June 18, 2013.
(4)	Robert S. Kopriva and Peter A. Woog joined the Board On December 13, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 1, 2014, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of that class or series of our stock, (ii) each of our directors and director nominees, (iii) each of the named executive officers, and (iv) all directors and executive officers as a group.

The table is based on information provided to us or filed with the SEC by our directors, executive officers and principal shareholders. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of common stock issuable upon exercise or conversion of options and warrants that are currently exercisable or are exercisable within 60 days after April 1, 2014, are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but are not deemed outstanding for computing the percentage of any other shareholder.  Unless otherwise indicated, the address for each shareholder listed in the following table is c/o RiceBran Technologies, 6720 N. Scottsdale Rd, Suite # 390, Scottsdale, AZ 85253.

Index
	Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage (1)
Stephen D. Baksa (2) 2 Woods Lane Chatham, NJ 07928	357,618	11.21%
Cranshire Capital Advisors, L.L.C. (3) 3100 Dundee Road, Suite 703 Northbrook, IL 60062	198,208	6.15%
W. John Short (4)	51,746	1.68%
David Goldman (5)	12,613	*
Baruch Halpern (6)	10,946	*
Henk W. Hoogenkamp (7)	17,698	*
Robert S. Kopriva	-	*
Robert C. Schweitzer (8)	15,063	*
Peter A. Woog	-	*
Jerry Dale Belt (9)	13,291	*
Mark McKnight		*
Robert D. Smith, PhD (10)	2,500	*

All directors and executive officers as a group (10 persons) (11)	123,857	4.09%

(1)	The applicable percentage of ownership is based on 3,031,860 shares of our common stock outstanding as of April 1, 2014, together with (i) shares issuable upon exercise of options and warrants exercisable within 60 days of April 1, 2014.
(2)	Includes 157,618 shares issuable upon exercise of warrants of which 28,571 shares issuable upon exercise of warrants are held by Stephen D. Baksa 2012 Trust FBO Sarah E Marra. Excludes 47,619 shares issuable upon conversion of promissory notes which automatically convert upon our receiving shareholder approval to increase the number of our authorized shares of common stock.
(3)	Consists of (i) 7,066 shares of common stock held for the account of Cranshire Capital Master Fund, (ii) 181,142 shares issuable upon exercise of certain warrants held by Cranshire Capital Master Fund and (iii) 10,000 shares issuable upon exercise of a warrant held by a managed account for which Cranshire Capital Advisors, L.L.C. serves as investment manager. Cranshire Capital Advisors, L.L.C. serves as investment manager for Cranshire Capital Master Fund.
(4)	Includes 1,250 shares held by the KAWJS Trust, 82 shares held by Mr. Short, 50,414 shares issuable upon exercise of options held by Mr. Short. Excludes 12,777 shares issuable within five (5) business days after shareholder approval to increase the number of our authorized shares of common stock.
(5)	Includes 50 shares held by the David Goldman & Lois A Goldman TRS FBO GOLDMAN FAMILY TRUST UA 04/23/2004, 3,000 shares issuable upon exercise of warrants and 6,563 shares issuable upon exercise of options held by Mr. Goldman.
(6)	Includes 1,750 shares held by the Baruch Halpern Revocable Trust, 6,996 shares issuable upon exercise of options. Excludes 710,055 shares issuable within five (5) business days after shareholder approval to increase the number of our authorized shares of common stock as follows: 610,286 shares to The Shoshana Shapiro Halpern Revocable Trust; 57,122 shares to The Baruch Halpern Revocable Trust; 42,665 shares to Mr. Halpern.
(7)	Includes 8,745 shares issuable upon exercise of options.
(8)	Includes 6,563 shares issuable upon exercise of options and 4,000 shares issuable upon exercise of warrants.
(9)	Includes 13,219 shares issuable upon exercise of options.
(10)	Includes 2,500 shares issuable upon exercise of options.
(11)	Includes 95,072 shares issuable upon exercise of stock options, 7,000 shares issuable upon exercise of warrants and 722,832 shares issuable upon an increase in our authorized shares.

Index
Equity Compensation Plan Information

The following table sets forth, as of December 31, 2013, certain information with respect to our 2005 Equity Incentive Plan and 2010 Equity Incentive Plan, and with respect to certain other options as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	34,234	$20.93	-	(1)
Equity compensation plans not approved by shareholders	145,203	25.07	-	(2)
Total	179,437	$24.28	-

(1)	Represents shares reserved for future issuance under our 2005 Equity Incentive Plan. In 2012, the Board determined that no additional grants will be made under the 2005 Plan.
(2)	Represents shares reserved for future issuance under our 2010 Equity Incentive Plan. On December 4, 2013, the Board determined that no additional grants will be made under the 2010 Plan.

A description of our 2005 Equity Incentive Plan and 2010 Equity Incentive Plan is set forth above under “Equity Compensation Arrangements”.  The per share exercise prices of the options on our common stock outstanding pursuant to compensation arrangements that have not been approved by our shareholders vary from $6.00 to $242.00.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In 2013, the holders of our subordinated convertible notes agreed to amend their notes to reduce the interest rate to 5% from 10%, change the maturity of the notes to July 2016 (if there was a different maturity date) and to remove the conversion feature and antidilution protections upon the closing of an equity raise in excess of $7.0 million (Modification).  Concurrently, certain warrant holders agreed to exchange warrants to purchase shares of our common stock for the future issuance of shares of our common stock (Exchange).  The former warrant holders committed to exchange their warrants, which were cancelled upon closing an equity raise in December 18, 2013; however the shares to be issued under the Exchange will not be issued until after our shareholders vote to approve an increase in our authorized shares of common stock.  If shareholders do not approve an increase to the authorized number of shares of common stock by July 1, 2014, the interest rate on the notes will increase to 10%.

Transactions with Baruch Halpern

Entities beneficially owned by Baruch Halpern, our director, invested $2,600,000 in our subordinated convertible notes and related warrants prior to 2013.  During 2013, and the four months ended April 30, 2014, we paid $288,836 and $57,253 of interest on subordinated notes beneficially owned by Mr. Halpern.  The terms of the notes beneficially owned by Mr. Halpern were changed in the Modification.

As a result of the Exchange, warrants beneficially owned by Mr. Halpern for the purchase of up to 185,714 shares of common stock ($14.00 per share exercise price with a July 31, 2017 expiration), related to the subordinated convertible notes were cancelled in exchange for 634,679 shares of our common stock (with a fair value of $2.9 million at time of the Exchange) which will not be issued until after our shareholders vote to approve an increase in our authorized shares of common stock.

In connection with the Exchange, other warrants beneficially owned by Mr. Halpern for the purchase of up to 45,683 shares of common stock ($14.00 per share exercise prices and expirations between January 2017 and August 2017) were cancelled in exchange for 75,377 shares of our common stock (with a fair value of $0.3 million at time of the Exchange) which will not be issued until after our shareholders vote to approve an increase in our authorized shares of common stock.

Transactions with W. John Short

W. John Short, our chief executive officer and director, invested in our subordinated convertible notes and related warrants $50,000 in January 2012 and $25,000 in April 2013.  During 2013, and the four months ended April 30, 2014, we paid approximately $1,000 of interest on the convertible notes.  In June 2013, Mr. Short made an election to be paid in stock, rather than cash, for interest accruing under the notes from February 2013 through June 2014.  In connection with the election, in 2013 we (i) issued to Mr. Short 82 shares of common stock and (ii) issued a PIK warrant with 234 underlying shares of common stock, and increased the shares underlying Mr. Short’s convertible notes by 234 shares as payment for interest accruing under the convertible notes from February 2013 through October 2013.  The terms of the notes beneficially owned by Mr. Halpern were impacted by the Modification.

Index
As a result of the Exchange, warrants beneficially owned by Mr. Short for the purchase of up to 2,020 shares of common stock ($14.00 per share exercise prices and expirations of July 207 and May 2018), including the PIK warrant, were cancelled in exchange for 6,674 shares of our common stock which will not be issued until after our shareholders vote to approve an increase in our authorized shares of common stock.

Transactions with Mark McKnight

In January 2014, we purchased all of the outstanding shares of H&N for $2.0 million in cash, plus promissory notes for $3,250,000 with an annual interest rate of 1%.  Mark McKnight, our current senior vice president of contract manufacturing and president of H&N and his wife collectively owned a majority interest in H&N prior to the acquisition.  In connection with our acquisition of H&N, Mark McKnight received $670,000 and a promissory note for $1,350,000 and Nicole McKnight, his wife, received $670,000 and a promissory note for $1,350,000.  We have the option to pay principal and accrued interest under the notes in either cash or in our common stock, however, if we issue shares to our former warrants holders under the Exchange, then we must settle any outstanding balance on the notes at that time through the issuance of shares of our common stock.  The number of shares issued under the notes will be based on the volume weighted average price of our common stock for the thirty trading days ending on the second business day immediately before our election to pay the note in shares of our common stock, but in no event shall such price be lower than $6.00 or higher than $12.00.  If we elect to pay the note in cash, we agreed to make equal quarterly payments commencing on March 31, 2015, and ending on December 31, 2018.  During this payment period, the annual interest rate under the notes will increase from 1% to 5% and shall further increase to 10% after January 2016.

January 17, 2014, we entered into a 5% unsecured promissory note with Nicole McKnight for $132,987, with $66,500 plus accrued interest due on December 31, 2014, with the remaining principal and accrued interest due on December 31, 2015.

During 2013, we had product sales totaling $640,519 to H&N.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

BDO USA, LLP (BDO) was appointed by the Audit Committee to continue as our registered public accountants for the fiscal year ending December 31, 2013.  Shareholder ratification of BDO as our independent registered public accounting firm is not required by our Bylaws or otherwise.

Fees Billed by Independent Registered Public Accounting Firms

The following table presents fees for professional services rendered by our independent registered public accounting firms.

BDO fees are summarized below:

	2013	2012
Audit fees	$408,861	$382,375
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$408,861	$382,375

Audit fees

Audit fees relate to services related to the audit of our financial statements, review of financial statements included in our quarterly reports on Form 10-Q, and consents and assistance in connection with other filings, including statutory audits.

Index
Audit-Related Fees

Audit-Related Fees consist of fees for services provided in connection with a public offering on form S-1 not reported under “Audit Fees.”

Tax fees

There were no tax fees in 2013 or 2012.

All other fees

There were no other fees in 2013 or 2012.

Pre-Approval Policies

Our Audit Committee pre-approves all audit and non-audit services provided by our independent registered public accounting firm prior to the engagement of the independent registered public accounting firm for such services.  All fees reported under the headings Audit Fees, Audit-Related Fees, Tax Fees and All Other fees above for 2013 and 2012 were approved by the Audit Committee before the respective services were rendered, which concluded that the provision of such services was compatible with the maintenance of the independence of the firm providing those services in the conduct of its auditing functions.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this report.

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

Index
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
4.08
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

Index
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

10.67	Amendment of Investment Agreements effective as of October 31, 2013 (incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed November 8, 2013)
10.68
Second Amended and Restated Note and Warrant Purchase Agreement dated as of November 13, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s Registration Statement on Amendment No. 2 to Form S-1/A, filed on December 11, 2013)

10.69
Second Amended and Restated Security Agreement dated as of November 13, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s Registration Statement on Amendment No. 2 to Form S-1/A, filed on December 11, 2013)

10.70
Form of Amended and Restated Promissory Note (incorporated herein by reference to exhibits previously filed on registrant’s Registration Statement on Amendment No. 2 to Form S-1/A, filed on December 11, 2013)

10.71
Secured Promissory Note with Greg Vislocky dated as of November 13, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s Registration Statement on Amendment No. 2 to Form S-1/A, filed on December 11, 2013)

10.72
Secured Promissory Note with Greg Vislocky dated as of November 27, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s Registration Statement on Amendment No. 2 to Form S-1/A, filed on December 11, 2013)

Index
10.73		Form of Lock-up Agreement (incorporated herein by reference to exhibits previously filed on registrant’s Registration Statement on Amendment No. 2 to Form S-1/A, filed on December 11, 2013)
10.74
Amendment to Acquisition and Stock Purchase Agreement dated as of December 7, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s Registration Statement on Amendment No. 2 to Form S-1/A, filed on December 11, 2013)

10.75
Amendment to Loan Documents with TCA Global Credit Master Fund, LP dated as of December 11, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s Registration Statement on Amendment No. 2 to Form S-1/A, filed on December 11, 2013)

10.76
Amendment to Investor Rights Agreement dated December 6, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s Registration Statement on Amendment No. 2 to Form S-1/A, filed on December 11, 2013)

10.77	*	Employment Agreement with Mark S. McKnight dated September 20, 2013
10.78	*	Amendment to Employment Agreement and Non-Competition Agreement for Mark S. McKnight dated December 30, 2013
21.01	@	List of subsidiaries.
23.1	@	Consent of Independent Registered Public Accounting Firm.
24.1	@	Power of Attorney (See signature page).
31.1	@	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	@	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	@	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	@	XBRL Instance Document
101.SCH	@	XBRL Taxonomy Extension Schema Document
101.CAL	@	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	@	XBRL Taxonomy Extension Calculation Definition Linkbase Document
+	Confidential treatment granted as to certain portions
*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
@	Filed with Original Filing

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICEBRAN TECHNOLOGIES

Date: April 30, 2014	By:	/s/ W. John Short
W. John Short
Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ W. John Short	Director and Chief Executive Officer	April 30, 2014
W. John Short

Principal Financial Officer and Principal Accounting Officer

/s/ J. Dale Belt	Chief Financial Officer and Secretary	April 30, 2014
Jerry Dale Belt

Additional Directors:

*	Director	April 30, 2014
David Goldman

*	Director	April 30, 2014
Baruch Halpern

*	Director	April 30, 2014
Henk W. Hoogenkamp

*	Director	April 30, 2014
Robert S. Kopriva

*	Director and Chairman	April 30, 2014
Robert C. Schweitzer

*	Director	April 30, 2014
Peter A. Woog

*By:	/s/ J. Dale Belt
Jerry Dale Belt
Attorney-in-fact