Form 10-Q
period 2014-03-31
RiceBran Technologies
filed 2014-05-15
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act).  Yes☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒ No ☐

As of April 30, 2014, shares of the registrant’s common stock outstanding totaled 3,031,860.

RiceBran Technologies
Index
Form 10-Q

Cautionary Note about Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue, liquidity or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  The forward-looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward-looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this Current Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013.  We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this quarterly report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Index
RiceBran Technologies
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2014 and 2013
(Unaudited) (in thousands, except per share amounts)

	2014	2013

Revenues	$7,684	$8,709
Cost of goods sold	6,270	7,743
Gross profit	1,414	966

Operating expenses:
Selling, general and administrative	3,315	3,082
Depreciation and amortization	818	331
Impairment of property	-	300
Total operating expenses	4,133	3,713

Loss from operations	(2,719)	(2,747)

Other income (expense):
Interest income	15	10
Interest expense	(1,188)	(629)
Yield payable to holders of noncontrolling interest in Nutra SA	(141)	-
Change in fair value of derivative warrant and conversion liabilities	2,058	(3,538)
Foreign currency exchange, net	75	250
Loss on extinguishment	-	(32)
Financing expense	(1,122)	-
Other income	46	3
Other expense	(57)	(125)
Total other income (expense)	(314)	(4,061)

Loss before income taxes	(3,033)	(6,808)
Income tax benefit	248	510
Net loss	(2,785)	(6,298)
Net loss attributable to noncontrolling interest in Nutra SA	920	485
Net loss attributable to RiceBran Technologies shareholders	$(1,865)	$(5,813)

Loss per share attributable to RiceBran Technologies shareholders
Basic	$(0.62)	$(5.57)
Diluted	$(0.62)	$(5.57)

Weighted average number of shares outstanding
Basic	3,017,408	1,043,459
Diluted	3,017,408	1,043,459

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Comprehensive Loss
Three Months Ended March 31, 2014 and 2013
(Unaudited) (in thousands)

	2014	2013

Net loss	$(2,785)	$(6,298)

Other comprehensive income - foreign currency translation, net of tax	372	148

Comprehensive loss, net of tax	(2,413)	(6,150)

Comprehensive loss attributable to noncontrolling interest, net of tax	752	413

Total comprehensive loss attributable to RiceBran Technologies shareholders	$(1,661)	$(5,737)

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Balance Sheets
March 31, 2014 and December 31, 2013
(Unaudited) (in thousands, except share amounts)

	March 31, 2014	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$4,798	$5,091
Restricted cash	1,920	1,920
Accounts receivable, net of allowance for doubtful accounts of $534 and $501 (variable interest entity restricted $1,116 and $1,967)	2,163	2,673
Inventories	4,239	2,430
Income and operating taxes recoverable	579	585
Deposits and other current assets	1,235	833
Total current assets	14,934	13,532
Property, net (variable interest entity restricted $4,947and $4,969)	27,804	24,958
Goodwill	4,993	4,139
Intangible assets, net	4,533	1,417
Other long-term assets	397	532
Total assets	$52,661	$44,578

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Accounts payable	$4,774	$4,489
Accrued salary, wages and benefits	2,671	2,610
Accrued income taxes	676	-
Accrued expenses	4,413	3,089
Mandatorily redeemable common stock (37,260 shares outstanding)	72	523
Current maturities of debt (variable interest entity nonrecourse $6,828 and $6,262)	8,421	8,250
Total current liabilities	21,027	18,961
Long-term debt, less current portion
(variable interest entity nonrecourse $6,791 and $6,658)	13,441	10,919
Deferred tax liabilities	1,200	-
Derivative warrant liabilities	5,121	1,685
Total liabilities	40,789	31,565

Commitments and contingencies

Temporary Equity - Redeemable noncontrolling interest in Nutra SA	6,425	7,177

Equity:
Equity attributable to RiceBran Technologies shareholders:
Preferred stock, 20,000,000 shares authorized and none issued	-	-
Common stock, no par value, 6,000,000 shares authorized, 2,994,600 and 2,832,014 shares issued and outstanding	228,785	227,513
Accumulated deficit	(221,306)	(219,441)
Accumulated other comprehensive loss	(2,032)	(2,236)
Total equity attributable to RiceBran Technologies shareholders	5,447	5,836
Total liabilities, temporary equity and equity	$52,661	$44,578

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2014 and 2013
(Unaudited) (in thousands)

	2014	2013
Cash flow from operating activities:
Net loss	$(2,785)	$(6,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,495	968
Stock and share-based compensation	78	117
Change in fair value of derivative warrant and conversion liabilities	(2,058)	3,538
Financing expense	1,122	-
Impairment of property	-	300
Deferred tax benefit	(248)	(510)
Other	325	9
Changes in operating assets and liabilities:
Accounts receivable	678	(232)
Inventories	(551)	(189)
Accounts payable and accrued expenses	533	1,250
Other	(138)	143
Net cash used in operating activities	(1,549)	(904)

Cash flows from investing activities:
Acquisition of H&N, net of cash acquired	(725)	-
Purchases of property	(2,203)	(716)
Proceeds from sale of property	20	327
Restricted cash	-	(500)
Net cash used in investing activities	(2,908)	(889)

Cash flows from financing activities:
Payments of debt	(4,782)	(2,974)
Proceeds from issuance of debt	4,258	3,929
Redemption of stock	(450)	-
Proceeds from issuance of common stock and warrants, net of costs	764	-
Proceeds from issuance of convertible debt and related warrants, net of costs	4,303	-
Net cash provided by financing activities	4,093	955

Effect of exchange rate changes on cash and cash equivalents	71	12
Net change in cash and cash equivalents	(293)	(826)
Cash and cash equivalents, beginning of period	5,091	1,040
Cash and cash equivalents, end of period	$4,798	$214

Supplemental disclosures:
Cash paid for interest	$580	$275
Cash paid for income taxes	-	-

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

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013. The report of our independent registered public accounting firm that accompanies the audited consolidated financial statements for the years ended December 31, 2013 and 2012, included in that Annual Report on Form 10-K, contains a going concern explanatory paragraph in which our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

We have two reportable operating segments: (i) USA segment, which manufactures and distributes SRB in various granulations along with Stage II products (described below) and derivatives and formulates and co-packages products, and (ii) Brazil segment, which extracts crude RBO and DRB from rice bran, which are then further processed into fully refined rice bran oil for sale internationally and in Brazil, compounded animal nutrition products for horses, cows, swine, sheep and poultry and a number of valuable human food and animal nutrition products derivatives and co-products. In addition we incur corporate and other expenses not directly attributable to operating segments, which include costs related to our corporate staff, general and administrative expenses including public company expenses, intellectual property, professional fees, and other expenses.  No corporate allocations, including interest, are made to the operating segments.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The USA segment produces SRB inside two supplier rice mills in California and one owned facility in Louisiana.  A facility located in Lake Charles, Louisiana has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces our Stage II products RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB), RiBalance (a complete rice bran nutritional package derived from further processing SRB), and ProRyza, a family of protein products.  Stage II refers to the proprietary processes run at our Dillon, Montana facility and includes products produced at that facility using our patented processes.  In January 2014, we completed the acquisition of H&N Distribution, Inc. now operating as Healthy Natural, Inc. (H&N), which has been integrated into our USA segment.  H&N is a formulator and co-packer of products targeted at customers in the direct marketing, internet sales and retail distribution markets, which operates a facility in Irving, Texas.  H&N serves the natural products, nutritional supplement and nutraceutical and functional food (NFF) sectors.  We acquired H&N as part of our strategy to vertically integrate our business in order to leverage our proprietary and patented technologies.  Certain manufacturing facilities included in our USA segment have proprietary processing equipment and patented technology for the stabilization and further processing of rice bran into finished products.  In 2013, approximately 55% of USA segment revenue was from sales of human food products and approximately 45% was from sales of animal nutrition products.

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

NOTE 3. LIQUIDITY AND MANAGEMENT’S PLAN

In 2013 and the first quarter of 2014, we continued to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern.  We believe that we now have adequate financial resources to operate our business for the next year and we will be able to obtain additional funds to operate our business, should it be necessary, however, there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We closed an underwritten public offering in December 2013 and completed a private placement offering in March 2014, which together provided us with net proceeds in excess of $12.0 million, allowing us to acquire H&N, make additional investment in our Brazilian operations and provide cash for corporate purposes.  In January 2014, we completed the acquisition of H&N, the operations of which are expected to be accretive to cash flows.  Our Brazilian subsidiary, Irgovel, shut down operations in the first quarter of 2014 to complete the final stages of a major capital expansion.  The shutdown and capital expenditures have depleted cash.  Operations at Irgovel are expected to normalize during the second quarter of 2014, such that Irgovel will then be operating at its newly increased capacity and begin generating cash from operations.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Below are reconciliations of the numerators and denominators in the EPS computations for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to RiceBran Technologies shareholders	$(1,865)	$(5,813)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	3,017,408	1,043,459
Effect of dilutive securities outstanding	-	-
Diluted EPS - weighted average number of shares outstanding	3,017,408	1,043,459

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average exercise price of $24.52 and $30.40)	174,141	173,260
Warrants (average exercise price of $6.27 and $24.97)	2,750,335	806,769
Convertible debt (average conversion price of $14.00 in 2013)	-	467,588

The impact of potentially dilutive securities outstanding at March 31, 2014 and 2013, was not included in the calculation of diluted EPS for the three months ended March 31, 2014 and 2013 because to do so would be antidilutive.  Those securities listed in the table above which were antidilutive for the three months ended March 31, 2014 and 2013, which remain outstanding, could potentially dilute EPS in the future.

NOTE 5. H&N ACQUISITION

In January 2014, we purchased all of the outstanding shares of H&N for $2.0 million in cash ($1.8 million paid in January 2014 and $0.2 million payable upon the resolution of certain contingencies) and promissory notes in the face amount of $3.3 million, subject to working capital adjustments.  H&N is an Irving, Texas-based formulator and co-packer of products targeted at customers in the direct marketing, internet sales and retail distribution markets. H&N serves the natural products, nutritional supplement and nutraceutical and functional food (NFF) sectors.  We acquired H&N as part of our strategy to vertically integrate our business in order to leverage our proprietary and patented technologies.  The acquisition has been accounted for as a business combination.  The results of H&N’s operations are included in our consolidated financial statements beginning January 2, 2014, and are included in our USA segment.

In the first quarter of 2014, we incurred $0.3 million of acquisition-related costs which are included in selling, general and administrative expenses in the consolidated statements of operations.  The following table summarizes the preliminary aggregate purchase price allocation, the consideration transferred to acquire H&N, as well as the amounts of identified assets acquired and liabilities assumed based on the estimated fair value as of the January 2, 2014, acquisition date (in thousands).

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Cash	$1,800
Cash holdback for contingencies	200
Convertible notes payable	2,785
Total fair value of consideration transferred	4,785

Financial assets, including acquired cash of $1,075	1,311
Inventories	1,191
Property	963
Identified intangible asset estimate	3,848
Deferred income taxes, net	(1,448)
Financial liabilities	(1,755)
Net recognized amounts of identifiable assets acquired	4,110
Goodwill - USA segment	$675

The terms of the convertible notes payable are further discussed in Note 10.  The fair value of trade receivables at January 2, 2014 was $0.1 million which equaled the gross amount receivable.   The initial accounting for the acquisition is not complete, and is subject to change primarily for certain working capital adjustments provided for in the agreement and conclusions with regard to identified intangibles.  Preliminarily, we have assigned a $3.8 million value to a customer relationships intangible and we are amortizing that intangible over a three year period as follows: $1.7 million in 2014, $1.3 million in 2015 and $0.8 million in 2016.  In the first quarter of 2014, we recognized $0.5 million of amortization expense in the USA segment related to this intangible.

Our consolidated revenues include $2.5 million of H&N revenues for the first quarter of 2014.  After making a reasonable effort, we have been unable to determine the underlying information required to prepare pro forma information for the first quarter of 2013, as if the H&N acquisition had occurred January 1, 2013.

NOTE 6. REDEEMABLE NONCONTROLLING INTEREST IN NUTRA SA

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

	March 31,	December 31,
	2014	2013
Cash and cash equivalents	$1,132	$1,686
Other current assets (restricted $1,116 and $1,967)	4,521	4,546
Property, net (restricted $4,947 and $4,969)	19,690	17,672
Goodwill and intangibles, net	4,865	4,812
Other noncurrent assets	38	27
Total assets	$30,246	$28,743

Current liabilities	$6,982	$6,514
Current portion of long-term debt (nonrecourse)	6,828	6,262
Long-term debt, less current portion (nonrecourse)	6,791	6,658
Total liabilities	$20,601	$19,434

Nutra SA’s debt is secured by its accounts receivable and property.  Our parent company and our non-Brazilian subsidiaries do not guarantee any of Nutra SA’s debt.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of changes in redeemable noncontrolling interest in Nutra SA follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Redeemable noncontrolling interest in Nutra SA, beginning of period	$7,177	$9,262
Investors' interest in net loss of Nutra SA	(920)	(485)
Investors' interest in accumulated other comprehensive income of Nutra SA	168	72
Redeemable noncontrolling interest in Nutra SA, end of period	$6,425	$8,849

In December 2010, we entered into a membership interest purchase agreement (MIPA) with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (Investors).  The Investors’ interest averaged 45.2% and 49.1% in the first three months of 2014 and 2013.  As of March 31, 2014 and December 31, 2013, the Investors interest was 43.3% and 45.9%.  In the first quarter of 2014, we invested an additional $1.9 million in Nutra SA.  We invested $1.1 million between April 1, 2014, and May 15, 2014.  As of May 15, 2014, we own 58.1% of Nutra SA, with the remaining 41.9% held by the Investors.  The Investors’ share of Nutra SA’s net income (loss) increases (decreases) redeemable noncontrolling interest.  We are restricted from competing with Nutra SA and Irgovel in Brazil as further described in the MIPA.

Redeemable noncontrolling interest in Nutra SA is recorded in temporary equity, above the equity section and after liabilities on our consolidated balance sheets, because the Investors have drag along rights which provide the Investors the ability to force a sale of Nutra SA assets in the future.  We have assessed the likelihood of the Investors exercising these rights as less than probable at March 31, 2014.  We will continue to evaluate the probability of the Investors exercising their drag along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors will exercise these rights.

Under the limited liability company agreement for Nutra SA (LLC agreement), as amended, any units held by the Investors beginning January 1, 2014, accrue a yield at 4% (the Yield).  Commencing with the first quarter of 2014, Nutra SA must make distributions to the Investors quarterly in the amount equal to the previously accrued and unpaid Yield plus any additional distributions owed to the Investors, to the extent there is distributable cash, as defined in the LLC agreement.  As of March 31, 2014, we have accrued $0.1 million for the Yield in other expense, and made no Yield payments.

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

As of March 31, 2014, there have been no events of default.  Events of default, as defined in the MIPA and the October 2013 amendment of investment agreements, are:
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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2014, there have been no qualifying events.  The LLC agreement defines a qualifying event as any event prior to September 16, 2014, which results, or will result, in (i) a person or group of persons exercising the right to appoint members to our board of directors holding one third or more of the votes of all board members, (ii) the sale, exchange, pledge or use as guarantee of one half or more of our ownership interest in Nutra SA to a third party or (iii) the bankruptcy of RiceBran Technologies or Nutra SA.

The Investors have the right to force the sale of all Nutra SA assets after the earlier of January 1, 2015, or upon the failure to process a certain level of rice bran in the second and third quarters of 2014 (Drag Along Rights).  The right terminates upon the occurrence of certain events (a $50 million Nutra SA initial public offering or a change of control, as defined).  We may elect to exercise a right of first refusal to purchase the Investors’ interest instead of proceeding to a sale.

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

NOTE 7. INVENTORIES

Inventories are composed of the following (in thousands):

	March 31,	December 31,
	2014	2013
Finished goods	$1,264	$1,194
Work in process	194	546
Raw materials	2,225	441
Packaging supplies	556	249
Total inventories	$4,239	$2,430

NOTE 8. PROPERTY

Property, plant and equipment consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Land	$388	$382
Furniture and fixtures	562	553
Plant	15,012	14,582
Computer and software	1,502	1,437
Leasehold improvements	394	200
Machinery and equipment	15,740	14,557
Construction in progress	9,587	7,517
Property	43,185	39,228
Less accumulated depreciation	15,381	14,270
Property, net	$27,804	$24,958

Included in accounts payable at March 31, 2014, is $0.2 million related to amounts payable for capital expansion project additions.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9. GOODWILL

A summary of goodwill activity follows:

	Three Months Ended March 31,
	2014	2013
Brazil Segment
Beginning of period	$4,139	$4,773
Effect of foreign currency translation	179	57
End of period	$4,318	$4,830
USA Segment
Beginning of period	$-	$-
Acquisition of H&N	675	-
End of period	$675	$-

NOTE 10. EQUITY, SHARE-BASED COMPENSATION AND LIABILITY WARRANTS

A summary of equity activity for the three months ended March 31, 2014, (in thousands, except share data) follows.

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Deficit	Loss	Equity
Balance, December 31, 2013	2,832,014	$227,513	$(219,441)	$(2,236)	$5,836
Share-based compensation, options	-	78	-	-	78
Stock and warrant offering proceeds, net	162,586	764	-	-	764
Warrant issued in private placement offering	-	430	-	-	430
Foreign currency translation	-	-	-	204	204
Net loss	-	-	(1,865)	-	(1,865)
Balance, March 31, 2014	2,994,600	$228,785	$(221,306)	$(2,032)	$5,447

In the fourth quarter of 2013, the holders of our subordinated convertible notes agreed to amend their notes to reduce the interest rate to 5% from 10%, change the maturity of the notes to July 2016 (if there was a different maturity date) and to remove the conversion feature and antidilution protections upon the closing of an equity raise in excess of $7.0 million (Modification).  Concurrently, certain warrant holders agreed to exchange warrants to purchase 496,060 shares of common stock for the future issuance of 1,554,734 shares of our common stock (Exchange).  Most of the warrants impacted (warrants to purchase 441,395 shares) were warrants issued to the note holders when their notes were originally issued and had contained antidilution protections which caused them to be carried at fair value on our balances sheets.  The former warrant holders committed to exchange their warrants, which were cancelled upon our closing an equity raise in the fourth quarter of 2013; however, the shares will not be issued until after shareholders vote to approve an increase in our authorized shares of common stock and to approve the transaction, if necessary under Nasdaq rules.  If we do not issue shares of common stock to the former warrant holders by July 1, 2014, the interest rate on the notes will increase to 10%.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the January 2014 acquisition of H&N, we issued convertible promissory notes in the face amount of $3.3 million.  We have the option to pay principal and accrued interest under the notes in either cash or in our common stock, however, if we issue shares to our former warrants holders under the terms of the Exchange, then we must settle any outstanding balance on the notes at that time through the issuance of shares of our common stock.  The number of shares issued to the former H&N shareholders under the notes will be based on the volume weighted average price of our common stock for the thirty trading days ending on the second business day immediately before our election to pay the note in shares of our common stock, but in no event shall such price be lower than $6.00 or higher than $12.00.  If we elect to pay the note in cash, we agree to make equal quarterly payments commencing on March 31, 2015, and ending on December 31, 2018.  Interest accumulates at the annual rates of 1% until January 2015, 5% from February 2015 until January 2016 and 10% after January 2016.  We recorded the notes at their $2.2 million fair value and the conversion features at their $0.5 million fair value on the date of issuance.  We are accreting the notes to their face amounts at an effective interest rate of 18.9%.  If and when the notes convert, we expect to recognize other income (expense) for the difference between the fair value of the shares issued and the carrying amount of the notes and related conversion feature at the time of conversion.

In January 2014, the underwriters exercised their overallotment rights related to our fourth quarter 2013 secondary public offering.   We issued and sold 162,586 shares of common stock for $5.24 per share and publicly traded warrants to purchase 162,586 shares of common stock for $0.01 per underlying share.  In connection with the overallotment exercise, the underwriters on the offering also received a warrant for the purchase of 8,130 shares, at an exercise price of $6.55 per share, which expires in December 2018.  The net proceeds from the offering were $0.8 million, after deducting underwriting discounts and commissions and other offering expenses of $0.1 million, and are included in equity.

In March 2014, we completed a private placement offering.  We issued convertible notes in the principal amount of $4.9 million and warrants for the purchase of up to 1,399,614 shares of common stock.  The notes are due in July 2016, bear interest at 5% interest and automatically convert at a conversion price of $5.25, upon shareholders voting to approve an increase in our authorized shares of common stock.  The warrants have an exercise price of $5.25 per share and expire in March 2019.  We contributed $1.0 million of the $4.3 million proceeds, net of $0.6 million of costs, to Nutra SA, and intend to use the remainder of the proceeds for capital projects in the United States and for general corporate purposes.  On a fully diluted basis, at issuance we had available shares of common stock only for 15.8% of the shares underlying the Warrants.  To the extent there were available shares, we allocated proceeds to equity for the Warrants ($0.4 million).  We recorded a derivative liability for the warrants to the extent there were not available shares ($4.0 million).  We recorded $1.1 million in financing expense on the transaction, representing the excess of the amounts recorded for the warrants over the net proceeds from the offering.  The convertible notes issued in the offering were initially recorded with a discount equal to the face amount of the notes.  If and when the notes convert, we expect to recognize interest expense of $3.3 million and to increase common stock $3.3 million.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

	March 31,	December 31,
	2014	2013
Corporate segment:
Senior revolving note, net	$1,324	$1,988
Subordinated notes, net	4,425	4,262
Convertible notes payable to former H&N shareholders, net	2,384	-
Convertible notes payable to private placement investors, net	-	-
Other	110	-
	8,243	6,250
Brazil segment:
Capital expansion loans	4,786	4,795
Working capital lines of credit	3,691	3,213
Advances on export letters of credit	2,412	2,386
Special tax programs	2,569	2,351
Other	161	174
	13,619	12,919
Total debt	21,862	19,169
Current portion	8,421	8,250
Long-term portion	$13,441	$10,919

USA Segment

See Note 10 for a description of the convertible note payable issued in the first quarter of 2014 to the former shareholders of H&N and the private placement investors.

In the first quarter of 2013, the holder of the senior convertible debentures converted $0.1 million of the outstanding principal into 1,400,000 shares of our common stock, at a conversion price of $0.07.  We recognized a loss of less than $0.1 million on the transaction, representing the difference between the $0.1 million market value of the shares of common stock issued and the $0.1 million carrying amount of the debt (including the related derivative conversion liability).

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  Our parent company has not been served with any formal notices in regard to this matter.  To date, only Irgovel has received formal legal notice.  In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration.  As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of March 31, 2014 and December 31 2013, the balance in the escrow account was $1.9 million and is included in restricted cash in our balance sheets.  There is an escrow liability related to the lawsuit in accrued expenses on our balance sheets. When the escrow account was funded, we established an accrued liability equal to the amount of the escrow for contingencies and the net balance due to the Sellers under the terms of the Purchase Agreement.  As of March 31, 2014, after paying or accruing specific pre-acquisition liabilities, a balance of $1.6 million remains accrued to settle as yet unidentified contingencies.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

Diabco Life Sciences, LLC

In January 2012, we filed a complaint in the Superior Court of California, Sacramento County, seeking damages arising out of Diabco Life Sciences, LLC’s (Diabco) breach of a 2008 promissory note in the principal amount of $0.5 million.  At trial August 2013, Diabco stipulated that total damages through July 2013, including interest and late fees, amounted to $0.9 million.  In September 2013, the court issued its tentative statement of decision indicating that judgment will be entered in our favor in the amount of $0.9 million as of July 2013, plus interest.  In January 2014, the court issued its final judgment in the amount of $1.0 million.  Diabco has filed a notice of appeal with the court challenging the final judgment.  We have no receivable from Diabco recorded in the accompanying financial statements, as recovery of the judgment is not reasonably assured.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13. SEGMENT INFORMATION

The tables below present segment information for   the periods identified and provide reconciliations of segment information to total consolidated information (in thousands).

Three Months Ended March 31, 2014	Corporate	USA	Brazil	Consolidated
Revenues	$-	$4,993	$2,691	$7,684
Cost of goods sold	-	3,377	2,893	6,270
Gross profit	-	1,616	(202)	1,414
Depreciation and amortization (in selling, general and administrative)	(10)	(638)	(170)	(818)
Other operating expense	(1,632)	(742)	(941)	(3,315)
Income (loss) from operations	$(1,642)	$236	$(1,313)	$(2,719)

Net income (loss) attributable to RiceBran Technologies	$(988)	$236	$(1,113)	$(1,865)
Interest expense	530	-	658	1,188
Depreciation (in cost of goods sold)	-	253	424	677
Purchases of property	84	143	1,976	2,203

Three Months Ended March 31, 2013	Corporate	USA	Brazil	Consolidated
Revenues	$-	$2,909	$5,800	$8,709
Cost of goods sold	-	2,205	5,538	7,743
Gross profit	-	704	262	966
Depreciation and amortization (in selling, general and administrative)	(6)	(121)	(204)	(331)
Intersegment fees	56	-	(56)	-
Other operating expense	(1,416)	(677)	(1,289)	(3,382)
Loss from operations	$(1,366)	$(94)	$(1,287)	$(2,747)

Net loss attributable to RiceBran Technologies	$(5,213)	$(94)	$(506)	$(5,813)
Interest expense	276	-	353	629
Depreciation (in cost of goods sold)	-	225	412	637
Purchases of property	4	12	700	716

The tables below present segment information for selected balance sheet accounts (in thousands).

	Corporate	USA	Brazil	Consolidated
As of March 31, 2014
Inventories	$-	$2,094	$2,145	$4,239
Property, net	129	7,985	19,690	27,804
Goodwill	-	677	4,316	4,993
Intangible assets, net	-	3,984	549	4,533
Total assets	5,628	16,787	30,246	52,661

As of December 31, 2013
Inventories	-	870	1,560	2,430
Property, net	55	7,231	17,672	24,958
Goodwill	-	-	4,139	4,139
Intangible assets, net	-	745	672	1,417
Total assets	6,039	9,796	28,743	44,578

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Corporate segment total assets include cash, restricted cash, property and other assets.

The following table presents revenue by geographic area for the three months ended March 31, 2014 and 2013 (in thousands).

	Three Months Ended March 31,
	2014	2013
United States	$4,500	$3,595
Brazil	2,648	4,271
Other international	536	843
Total revenues	$7,684	$8,709

NOTE 14. FAIR VALUE MEASUREMENT

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of March 31 2014, the fair value of our USA segment debt (Level 3 measurement) is approximately $5.0 million higher than the $8.2 million carrying value of that debt, based on current market rates for similar debt with similar maturities.  The fair value of our Brazil segment debt (Level 3 measurement) approximates the carrying value of that debt based on the current market rates for similar debt with similar maturities.

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

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

		Level 1	Level 2	Level 3	Total
March 31, 2014
Derivative warrant liabilities	(1)	$-	$-	$(5,121)	$(5,121)
Derivative converstion liability	(2)			(86)	(86)
Total liabilities at fair value		$-	$-	$(5,207)	$(5,207)

December 31, 2013
Derivative warrant liabilities	(1)	$-	$-	$(1,685)	$(1,685)
Total liabilities at fair value		$-	$-	$(1,685)	$(1,685)

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2014	December 31, 2013
Risk-free interest rate	0.1% - 0.7%	0.1% - 0.6%
	(0.7% weighted average)	(0.5% weighted average)
Expected volatility	92%-123%	105% - 108%
	(118% weighted average)	(107% weighted average)

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

March 31, 2014
Risk-free interest rate	0.1%
Expected volatility	92%

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
Three Months Ended March 31, 2014		(1)
Derivative warrant liability	$(1,685)	$1,555	$(4,991)	$-	$(5,121)	$1,555
Derivative conversion liability	-	503	(589)	-	(86)	503
Total Level 3 fair value	$(1,685)	$2,058	$(5,580)	$-	$(5,207)	$2,058

Three Months Ended March 31, 2013
Derivative warrant liability	$(4,520)	$(2,238)	$-	$-	$(6,758)	$(2,238)
Derivative conversion liability	(2,199)	(1,300)	-	24	(3,475)	(1,317)
Total Level 3 fair value	$(6,719)	$(3,538)	$-	$24	$(10,233)	$(3,555)

(1)	Included in change in fair value of derivative warrant and conversion liabilities in our consolidated statements of operations.

The following tables summarize the fair values by input hierarchy of items measured at fair value in our balance sheets on a nonrecurring basis (in thousands):

						2014
		As of March 31, 2014				Impairment
		Level 1	Level 2	Level 3	Total	Losses
						(1)
Property, net	(1)	$-	$-	$394	$394	$-
Property, net		$-	$-	$394	$394	$-

						2013
		As of December 31, 2013				Impairment
		Level 1	Level 2	Level 3	Total	Losses
						(1)
Property, net	(1)	$-	$-	$394	$394	$300
Property, net		$-	$-	$394	$394	$300

(1)	Machinery and equipment not currently in use was evaluated for impairment and as a result was written down to estimated fair value in the first quarter of 2013 and the second quarter of 2012. Fair value is an estimate of net realizable value comprised of an estimate of proceeds from sale, based on an internal evaluation of market conditions, less estimated costs to sell. The estimate of net realizable value is subject to change.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15. RELATED PARTY TRANSACTIONS

Transactions with Baruch Halpern

Entities beneficially owned by Baruch Halpern, a director, invested $2.6 million in our subordinated convertible notes and related warrants prior to 2013.  In the three months ended March 31, 2014 and 2013 we paid $57 thousand and $24 thousand of interest on subordinated notes beneficially owned by Mr. Halpern.  The terms of the notes beneficially owned by Mr. Halpern were changed in the Modification.

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

Transactions with W. John Short

W. John Short, our chief executive officer and director, invested in our subordinated convertible notes and related warrants $50 thousand in January 2012 and $25 thousand in April 2013.  In the three months ended March 31, 2014 and 2013 we paid approximately $1 thousand of interest on subordinated notes beneficially owned by Mr. Short.  In June 2013, Mr. Short made an election to be paid in stock, rather than cash, for interest accruing under the notes from February 2013 through June 2014.  In connection with the election, in 2013 we issued a PIK warrant with 234 underlying shares of common stock, and increased the shares underlying Mr. Short’s convertible notes by 234 shares as payment for interest accruing under the convertible notes from February 2013 through October 2013.  The terms of the notes beneficially owned by Mr. Short were impacted by the Modification.

As a result of the Exchange, warrants beneficially owned by Mr. Short for the purchase of up to 2,020 shares of common stock ($14.00 per share exercise prices and expirations of July 2017 and May 2018), including the PIK warrant, were cancelled in exchange for 6,674 shares of our common stock, however the shares will not be issued until after shareholders vote to approve an increase in our authorized shares of common stock.

Transactions with Mark McKnight

In January 2014, we purchased all of the outstanding shares of H&N Distribution, Inc. (H&N) for $2.0 million in cash, plus convertible promissory notes for $3.3 million.  Mark McKnight, our current senior vice president of contract manufacturing, and his wife collectively owned a majority interest in H&N prior to the acquisition.  In connection with our acquisition of H&N, Mark McKnight received $0.7 million in cash and a convertible promissory note for $1.4 million and Nicole McKnight, his wife, received $0.7 million in cash and a convertible promissory note for $1.4 million.  The terms of the notes are further described in Note 10.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

In January 2014, we entered into a 5% unsecured promissory note with Nicole McKnight for $0.1 million, due in principal installments plus accrued interest on December 31, 2014 and due December 31, 2015.

During the first quarter of 2013, prior to the acquisition, we had product sales totaling $0.1 million to H&N.

NOTE 16. INCOME TAXES

In connection with our accounting for the acquisition of H&N in January 2014, we established deferred tax liabilities of $1.4 million.  These deferred tax liabilities primarily relate to intangibles recorded for financial reporting purposes, which are not deductible for tax purposes. We expect to utilize the benefit of our net operating loss carryforwards against a portion of the future taxable income from these deferred tax liabilities.  As a result, we reduced the valuation allowance on $0.2 million of our United States net operating loss carryforwards and recognized a deferred income tax benefit of $0.2 million in the first quarter 2014.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended and similar state regulations.  The annual limitations may result in the expiration of substantial net operating loss carryforwards before utilization.  We have not completed the necessary analyses to determine the amount of such limitation, however, we expect any limitations will not impair our ability to offset $0.2 million of the future taxable income related to the deferred tax liabilities described above.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in the results of operations and financial condition of RiceBran Technologies and subsidiaries for the periods presented.  This discussion and analysis should be read in conjunction with the consolidated financial statements, the related notes thereto, and management’s discussion and analysis of results of operations and financial condition included in our Annual Report on Form 10-K, for the year ended December 31, 2013.

In 2013 and the first quarter of 2014, we experienced losses and negative cash flows from operations on a consolidated basis which raises substantial doubt about our ability to continue as a going concern.  We believe that we now have adequate financial resources to operate our business for the next year and we will be able to obtain additional funds to operate our business, should it be necessary. However, there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We closed an underwritten public offering in December 2013 and completed a private placement offering in March 2014 which together provided us with net proceeds in excess of $12.0 million, allowing us to make additional investment in our Brazilian operations and provide cash for corporate purposes.  In January 2014, we completed the acquisition of H&N Distribution Inc., now operating as Healthy Natural, Inc. (H&N), the operations of which we expect to be accretive to cash flows.  Our Brazilian subsidiary, Irgovel, shut down operations in the first quarter of 2014 to complete the final stages of a major capital expansion.  The shutdown has been a drain on cash.  Operations at Irgovel are expected to normalize during the second quarter of 2014, such that Irgovel will then begin trending upward towards its newly increased capacity and begin generating cash from operations.

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

We have two reportable operating segments: (i) USA segment, which manufactures and distributes SRB in various granulations along with Stage II products (described below) and derivatives and formulates and co-packages products, and (ii) Brazil segment, which extracts crude RBO and DRB from rice bran, which are then further processed into fully refined rice bran oil for sale internationally and in Brazil, compounded animal nutrition products for horses, cows, swine, sheep and poultry and a number of valuable human food and animal nutrition products derivatives and co-products. In addition we incur corporate and other expenses not directly attributable to operating segments, which include costs related to our corporate staff, general and administrative expenses including public company expenses, intellectual property, professional fees, and other expenses.  No corporate allocations, including interest, are made to the operating segments.

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

The USA segment produces SRB inside two supplier rice mills in California and one owned facility in Louisiana.  A facility located in Lake Charles, Louisiana has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces our Stage II products RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB), RiBalance (a complete rice bran nutritional package derived from further processing SRB), and ProRyza, a family of protein products.  Stage II refers to the proprietary processes run at our Dillon, Montana facility and includes products produced at that facility using our patented processes.  In January 2014, we completed the acquisition of H&N which has been integrated into our USA segment.  H&N is a formulator and co-packer of products targeted at customers in the direct marketing, internet sales and retail distribution markets, which operates a facility in Irving, Texas. H&N serves the natural products, nutritional supplement and nutraceutical and functional food (NFF) sectors.  We acquired H&N as part of our strategy to vertically integrate our business in order to leverage our proprietary and patented technologies.  Certain manufacturing facilities included in our USA segment have proprietary processing equipment and patented technology for the stabilization and further processing of rice bran into finished products.  In 2013, approximately 55% of USA segment revenue was from sales of human food products and approximately 45% was from sales of animal nutrition products.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2014 and 2013

Consolidated net loss attributable to RiceBran Technologies shareholders for the three months ended March 31, 2014, was $1.9 million, or $0.62 per share, compared to a loss of $5.8 million, or $5.57 per share, for the three months ended March 31, 2013.  Loss from operations was $2.7 million in both periods as the favorable impacts on the USA segment from the acquisition of H&N in January 2014 was offset be the unfavorable impacts of the Brazil segment plant shut-down at Irgovel during most of the three months ended March 31, 2014.

Revenue and Gross Profit

Revenues (in thousands):

	Three Months Ended March 31,
	2014	% of Total Revenues	2013	% of Total Revenues	Change	% Change
USA segment	$4,993	65.0	$2,909	33.4	$2,084	71.6
Brazil segment	2,691	35.0	5,800	66.6	(3,109)	(53.6)
Total revenues	$7,684	100.0	$8,709	100.0	$(1,025)	(11.8)

Consolidated revenues for the three months ended March 31, 2014, were $7.7 million compared to $8.7 million in the prior year period, a decrease of $1.0 million, or 11.8%.

USA segment revenues increased $2.1 million, or 71.6% in 2014 compared to 2013.  Animal feed product revenues decreased $0.5 million on lower volume while human nutrition product revenues increased $2.5 million, in large part due to increased sales in the human functional food market as a result of the acquisition of H&N.  The decline in animal feed revenue was primarily attributable to reduced sales to two large, but low margin customers.  We continue to focus on increasing the higher margin human nutrition product revenue in our mix of revenue.

Brazil segment revenues decreased $3.1 million, or 53.6% in 2014 compared to 2013.  Revenues decreased $0.5 million as a result of the 15.5% decline in the average exchange rate between these periods.  On a local currency basis, prior to translation into US dollars, Brazil segment revenues decreased 45.1% year over year.  Revenues were negatively affected by the Irgovel plant shut down that began in January 2014. The plant was shut down in mid-January 2014 until April 2014 for expansion of the rice bran oil extractor, the key functional part of the plant, as well as installation of a new desolventizing/toasting system.  Production began again in April 2014 on a limited basis.  During the first half of the shutdown period, inventory available for sale was limited to certain animal feed products that utilized DRB that had been stockpiled prior to the shutdown.

Index
Gross profit (in thousands):

	Three Months Ended March 31,
	2014	Gross Profit %	2013	Gross Profit %	Change	Change in Gross Profit %
USA segment	$1,616	32.4	$704	24.2	$912	8.2
Brazil segment	(202)	(7.5)	262	4.5	(464)	(12.0)
Total gross profit	$1,414	18.4	$966	9.9	$448	8.5

Consolidated gross profit in the first quarter of 2014 increased $0.4 million, or 8.5 percentage points, to $1.4 million for the three months ended March 31, 2014, compared to $1.0 million in the prior year period.

The USA segment gross profit increased $0.9 million, to $1.6 million in 2014, from $0.7 million in 2013, $0.8 million of the increase was attributable to gross profit resulting from increased revenues resulting from the acquisition of H&N.  Raw bran prices were relatively flat quarter over quarter.

Brazil segment gross profit declined $0.5 million, or 12.0 percentage points. As noted above, the Irgovel plant was shut down in January 2014.  Production began again at the beginning of the second quarter on a limited basis and we expect production capacity to build through the second quarter of 2014 and reach or exceed 150% of pre-expansion raw bran processing levels in the third quarter of 2014.  The amount of raw bran processed in the first quarter of 2014 was significantly lower than in the first quarter of 2013, as the plant operated normally for only approximately two weeks in January 2014.

Operating Expenses (in thousands):

	Three Months Ended March 31, 2014
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,632	$742	$941	$3,315
Depreciation and amortization	10	638	170	818
Total operating expenses	$1,642	$1,380	$1,111	$4,133

	Three Months Ended March 31, 2013
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,116	$677	$1,289	$3,082
Depreciation and amortization	6	121	204	331
Intersegment fees	(56)	-	56	-
Impairment of property	-	300	-	300
Total operating expenses	$1,066	$1,098	$1,549	$3,713

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$(516)	$(65)	$348	$(233)
Depreciation and amortization	(4)	(517)	34	(487)
Intersegment fees	(56)	-	56	-
Impairment of property	-	300	-	300
Total operating expenses	$(576)	$(282)	$438	$(420)

Consolidated operating expenses were $4.1 million for the first quarter of 2014, compared to $3.7 million for the first quarter of 2013, an increase of $0.4 million.

Corporate segment selling, general and administrative expenses (SG&A) increased $0.5 million.  The first quarter of 2014 included $0.3 of acquisition costs related to the closing of the H&N acquisition in January 2014.

USA segment SG&A expenses increased $0.1 million due to the additional expenses now included from the operations of H&N, acquired in January 2014.

Brazil segment SG&A decreased $0.3 million. The favorable result was primarily related to a $0.2 million decline associated with the drop in the average foreign exchange rate between periods. The remaining difference relates to the timing of certain professional fees.

USA segment depreciation and amortization expense increased $0.5 million due to amortization of a customer relationship intangible asset of $3.3 million established in January 2014 upon the acquisition of H&N. Amortization of the intangible is being taken over a three year period.

Index
Other Income (Expense) (in thousands):

	Three Months Ended March 31, 2014
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$15	$15
Interest expense	(529)	-	(659)	(1,188)
Foreign currency exchange, net	-	-	75	75
Change in fair value of derivative warrant and conversion liabilities	2,058	-	-	2,058
Financing expense	(1,122)	-	-	(1,122)
Other	-	-	(152)	(152)
Other income (expense)	$407	$-	$(721)	$(314)

	Three Months Ended March 31, 2013
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$10	$10
Interest expense	(276)	-	(353)	(629)
Foreign currency exchange, net	-	-	250	250
Change in fair value of derivative warrant and conversion liabilities	(3,538)	-	-	(3,538)
Loss on extinguishment	(32)	-	-	(32)
Other	-	-	(122)	(122)
Other income (expense)	$(3,846)	$-	$(215)	$(4,061)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$5	$5
Interest expense	(253)	-	(306)	(559)
Foreign currency exchange, net	-	-	(175)	(175)
Change in fair value of derivative warrant and conversion liabilities	5,596	-	-	5,596
Loss on extinguishment	32	-	-	32
Financing expense	(1,122)	-	-	(1,122)
Other	-	-	(30)	(30)
Other income (expense)	$4,253	$-	$(506)	$3,747

Consolidated other income was $0.3 million for the first quarter of 2014, compared to other expense of $4.1 million for the first quarter of 2013.

The Corporate segment experienced a $5.6 million decrease in expense from the change in the fair value of derivative warrant and conversion liabilities.  Our liability warrants and conversion liabilities are valued using the lattice model each reporting period and the resulting change in fair value is recorded in the statements of operations.  The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants and make certain other assumptions.  The favorable impacts as a result of the changes in our stock price between periods and the favorable impacts of the decrease in average outstanding derivative contracts contributed to the increase in expense.

This reduction in expense was offset by:
•	a $0.7 million increase in interest expense, as a result of an increase in average debt and interest bearing payables outstanding in both the Corporate and Brazil segments;
•	a $0.2 million decrease in foreign exchange gains, related to the Brazil segment’s US Dollar denominated debt; and
•
the $1.1 million increase in Corporate segment financing expense.  In 2014, the expense was associated with the March 2014 private placement issuance of convertible notes and related warrants and represented the excess of the values assigned to the equity warrants and derivative liability warrants, at issuance, over the net proceeds from issuance, as described further in Note 10 to the consolidated financial statements.

Index
Liquidity and Capital Resources

With respect to liquidity and capital resources, we manage the Brazil segment, consisting currently of our plant in Brazil, separately from our U.S. based Corporate and USA segments.  Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA.  Cash used in operating activities for the three months ended March 31, 2014 and 2013, is presented below by segment (in thousands).

	Three Months Ended March 31, 2014
	Corporate and USA	Brazil	Consolidated
Net loss	$(752)	$(2,033)	$(2,785)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	901	594	1,495
Change in fair value of derivative warrant and conversion liabilities	(2,058)	-	(2,058)
Financing expense	1,122	-	1,122
Deferrred tax benefit	(248)	-	(248)
Other adjustments, net	382	21	403
Changes in operating assets and liabilities	(250)	772	522
Net cash used in operating activities	$(903)	$(646)	$(1,549)

	Three Months Ended March 31, 2013
	Corporate and USA	Brazil	Consolidated
Net loss	$(5,306)	$(992)	$(6,298)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	351	617	968
Change in fair value of derivative warrant and conversion liabilities	3,538	-	3,538
Impairment of property	300		300
Loss on extinguishment	32	-	32
Other adjustments, net	327	(743)	(416)
Changes in operating assets and liabilities	(18)	990	972
Net cash used in operating activities	$(776)	$(128)	$(904)

Corporate and USA

On a combined basis, the Corporate and USA segments used $0.9 million of cash in operating activities in the first quarter of 2014 compared to $0.8 in the first quarter of 2013.  We expect H&N, acquired in January 2014, will generate operating cash flows in 2014, and the combined Corporate and USA cash flows will improve over the course of 2014. We funded a portion of the losses from operations with the proceeds of a private placement and a public offering discussed further below.

We have outstanding certain obligations to issue stock, upon an increase in our authorized shares, as described further below.  If we are unable to obtain shareholder approval for an increase in authorized shares we will be required to increase interest payments.  A shareholders meeting is scheduled for May 30, 2014, to vote on an increase in authorized shares from 6,000,000 shares to 25,000,000 shares.

In the fourth quarter of 2013, the holders of our subordinated convertible notes agreed to amend their notes to reduce the interest rate to 5% from 10%, change the maturity of the notes to July 2016 (if there was a different maturity date) and to remove the conversion feature and antidilution protections upon the closing of an equity raise in excess of $7.0 million (Modification).  Concurrently, certain warrant holders agreed to exchange warrants to purchase 496,060 shares of common stock for the future issuance of 1,554,734 shares of our common stock (Exchange).  The former warrant holders committed to exchange their warrants, which were cancelled upon our closing an equity raise in the fourth quarter of 2013; however, the shares will not be issued until after shareholders vote to approve an increase in our authorized shares of common stock and to approve the transaction, if necessary under Nasdaq rules.  If we do not issue the shares of common stock by July 1, 2014, the interest rate on the notes will increase to 10%.

Index
In connection with the January 2014 acquisition of H&N, we issued convertible promissory notes in the face amount of $3.3 million. We have the option to pay principal and accrued interest under the notes in either cash or in our common stock, however, if we issue shares to our former warrants holders under the terms of the Exchange, then we must settle any outstanding balance on the notes at that time through the issuance of shares of our common stock.  If we elect to pay the note in cash, we agreed to make equal quarterly payments commencing on March 31, 2015, and ending on December 31, 2018.  Interest accumulates at the annual rates of 1% until January 2015, 5% from February 2015 until January 2016 and 10% after January 2016.

In January 2014, the underwriters exercised their overallotment rights related to our fourth quarter 2013 secondary public offering.   We issued and sold 162,586 shares of common stock for $5.24 per share and publicly traded warrants to purchase 162,586 shares of common stock for $0.01 per underlying share.  The net proceeds from the offering were $0.8 million, after deducting underwriting discounts and commissions and other offering expenses of $0.1 million.

Borrowings under a revolving credit facility with TCA Global Credit Master Fund, LP (TCA), effective May 2013, as amended July 2013 and October 2013, are evidenced by a revolving note which accrues interest at the rate of 12% per year.   In addition, we owe TCA various other fees under the agreement that are expected to average approximately 7% of average borrowings per year.

USA segment accounts receivable collections, exclusive of our newly acquired subsidiary H&N in January 2014, are required to be directed to a TCA owned account.  Collections TCA receives, in excess of amounts due for interest and fees and mandatory minimum cumulative repayments are treated as additional repayments and reduce amounts outstanding.  There are minimum repayments beginning in January 2014 and the note must be repaid in full by October 2014.  We made the minimum cumulative repayments of $1.1 million in the first quarter of 2014, and we must make additional payments of $0.7 million as of June 2014 and $1.6 million as of September 2014.  Until cumulative repayments equal the required minimums, TCA may withhold 20% of collections.  We may request, on a weekly basis, that TCA advance us any amounts collected in excess of amounts (i) due for interest and fees and (ii) required to meet the minimum cumulative repayments.

During the first quarter of 2014, we paid $0.5 million to redeem stock which had been issued to TCA in payment of fees.

Brazil

The Brazil segment used $0.6 million in operating cash in the first quarter of 2014, compared to using $0.1 million of operating cash in the first quarter of 2013.  The increased use of cash was the result of the planned facility shut down.  Irgovel is currently in the process of debugging equipment as part of the final stages of a capital expansion project involving installation of new equipment and improvements to existing infrastructure noted above.  As a result of the project, the Irgovel facility was shut down approximately ten weeks in the first quarter of 2014, while certain new equipment was brought on line.  Where possible, we stockpiled certain inventory for sale during the period the plant was shut down.  However, this inventory was not adequate to timely fulfill all outstanding orders during this period.  Facility shut down and subsequent restart expenses are expected to adversely affect our operating results through June 30, 2014.

The minority investors in Nutra SA invested $1.2 million in Nutra SA in 2013.  In the first quarter of 2014, we transferred $1.9 million in cash to Nutra SA and in the period from April 1, 2014 to May 15, 2014, we transferred an additional $1.1 million.  With this additional capital, we believe Irgovel has the majority of the funds necessary for the restart and debugging process and to meet its working capital requirements as production ramps up and Irgovel purchases bran.

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

Index
For further information about other critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are applicable to us and adoption of which could potentially have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.	Controls and Procedures

In addition to the matters described below, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In addition to the matters described below, we are involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business.  While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations.  When applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.

Diabco Life Sciences, LLC

In January 2012, we filed a complaint in the Superior Court of California, Sacramento County, seeking damages arising out of Diabco Life Sciences, LLC’s (Diabco) breach of a 2008 promissory note in the principal amount of $0.5 million.  At trial August 2013, Diabco stipulated that total damages through July 2013, including interest and late fees, amounted to $0.9 million.  In September 2013, the court issued its tentative statement of decision indicating that judgment will be entered in our favor in the amount of $0.9 million as of July 2013, plus interest.  In January 2014, the court issued its final judgment in the amount of $1.0 million.  Diabco has filed a notice of appeal with the court challenging the final judgment.  We have no receivable from Diabco recorded in the accompanying financial statements, as recovery of the judgment is not reasonably assured.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition, liquidity or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None

Index
Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit

4.01	Form of Convertible Promissory Note dated March 20, 2014 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on March 21, 2014)
4.02	Form of Warrant dated March 20, 2014 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on March 21, 2014)
10.01	Note and Warrant Purchase Agreement dated March 20, 2014 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on March 21, 2014)
10.02	Registration Rights Agreement dated March 20, 2014 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on March 21, 2014)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Calculation Definition Document
101.LAB (1)	XBRL Taxonomy Extension Calculation Label Document
101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Document

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

Dated: May 15, 2014

/s/ W. John Short
W. John Short
Chief Executive Officer

/s/ J. Dale Belt
Jerry Dale Belt
Chief Financial Officer