Form 10-Q
period 2014-06-30
RiceBran Technologies
filed 2014-08-12
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-32565
RiceBran Technologies
(Exact Name of Registrant as Specified in its Charter)

California	87-0673375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6720 North Scottsdale Road, Suite 390
Scottsdale, AZ	85253
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code:  (602) 522-3000

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒  No ☐

As of July 31, 2014, shares of the registrant’s common stock outstanding totaled 7,893,892.

RiceBran Technologies
Index
Form 10-Q

Cautionary Note about Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue, liquidity or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services, products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  The forward-looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward-looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this Current Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013.  We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this quarterly report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RiceBran Technologies
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2014 and 2013
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013

Revenues	$11,343	$9,388	$19,027	$18,097
Cost of goods sold	10,147	8,110	16,417	15,853
Gross profit	1,196	1,278	2,610	2,244

Operating expenses:
Selling, general and administrative	3,415	2,260	6,730	5,342
Depreciation and amortization	759	318	1,577	649
Impairment of property	-	-	-	300
Total operating expenses	4,174	2,578	8,307	6,291

Loss from operations	(2,978)	(1,300)	(5,697)	(4,047)

Other income (expense):
Interest income	22	16	37	26
Interest expense - accreted on debt converted to equity	(6,222)	-	(6,323)	-
Interest expense - other	(1,202)	(1,024)	(2,430)	(1,653)
Change in fair value of derivative warrant and conversion liabilities	(3,786)	1,044	(1,728)	(2,494)
Foreign currency exchange, net	60	(538)	135	(288)
Loss on extinguishment	(892)	(494)	(892)	(526)
Financing expense	(950)	(564)	(2,072)	(564)
Other income	4	2	50	5
Other expense	(111)	(223)	(168)	(348)
Total other income (expense)	(13,077)	(1,781)	(13,391)	(5,842)

Loss before income taxes	(16,055)	(3,081)	(19,088)	(9,889)
Income tax benefit	350	571	598	1,081
Net loss	(15,705)	(2,510)	(18,490)	(8,808)
Net loss attributable to noncontrolling interest in Nutra SA	645	543	1,565	1,028
Net loss attributable to RiceBran Technologies shareholders	$(15,060)	$(1,967)	$(16,925)	$(7,780)

Loss per share attributable to RiceBran Technologies shareholders
Basic	$(3.52)	$(1.83)	$(4.64)	$(7.35)
Diluted	$(3.52)	$(1.83)	$(4.64)	$(7.35)

Weighted average number of shares outstanding
Basic	4,274,442	1,073,664	3,649,387	1,058,645
Diluted	4,274,442	1,073,664	3,649,387	1,058,645

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies
Condensed Consolidated Statements of Comprehensive Loss
Three and Six Months Ended June 30, 2014 and 2013
(Unaudited) (in thousands)

	Three Months		Six Months
	2014	2013	2014	2013

Net loss	$(15,705)	$(2,510)	$(18,490)	$(8,808)

Other comprehensive income (loss) - foreign currency translation, net of tax	257	(960)	629	(812)

Comprehensive loss, net of tax	(15,448)	(3,470)	(17,861)	(9,620)

Comprehensive loss attributable to noncontrolling interest, net of tax	537	1,013	1,289	1,426

Total comprehensive loss attributable to RiceBran Technologies shareholders	$(14,911)	$(2,457)	$(16,572)	$(8,194)

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies
Condensed Consolidated Balance Sheets
June 30, 2014 and December 31, 2013
(Unaudited) (in thousands, except share amounts)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$6,161	$5,091
Restricted cash	1,920	1,920
Accounts receivable, net of allowance for doubtful accounts of $584 and $501 (variable interest entity restricted $1,897 and $1,967)	3,304	2,673
Inventories	3,446	2,430
Income and operating taxes recoverable	406	585
Deposits and other current assets	1,607	833
Total current assets	16,844	13,532
Property, net (variable interest entity restricted $4,910 and $4,969)	28,416	24,958
Goodwill	5,099	4,139
Intangible assets, net	3,861	1,417
Other long-term assets	92	532
Total assets	$54,312	$44,578

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Accounts payable	$4,650	$4,489
Accrued salary, wages and benefits	2,593	2,610
Accrued expenses	4,796	3,089
Other liabilities	284	523
Current maturities of debt (variable interest entity nonrecourse $6,012 and $6,262)	6,078	8,250
Total current liabilities	18,401	18,961
Long-term debt, less current portion (variable interest entity nonrecourse $6,761 and $6,658)	11,407	10,919
Deferred tax liability	850	-
Derivative warrant liabilities	1,474	1,685
Total liabilities	32,132	31,565

Commitments and contingencies

Temporary Equity - Redeemable noncontrolling interest in Nutra SA	5,604	7,177

Equity:
Equity attributable to RiceBran Technologies shareholders:
Preferred stock, 20,000,000 shares authorized and none issued	-	-
Common stock, no par value, 25,000,000 shares authorized, 7,867,017 and 2,832,014 shares issued and outstanding	254,824	227,513
Accumulated deficit	(236,366)	(219,441)
Accumulated other comprehensive loss	(1,882)	(2,236)
Total equity attributable to RiceBran Technologies shareholders	16,576	5,836
Total liabilities, temporary equity and equity	$54,312	$44,578

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2014 and 2013
(Unaudited) (in thousands)

	2014	2013
Cash flow from operating activities:
Net loss	$(18,490)	$(8,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,287	1,999
Stock and share-based compensation	134	336
Change in fair value of derivative warrant and conversion liabilities	1,728	2,494
Loss on extinguishment	892	526
Financing expense	2,072	564
Impairment of property	-	300
Deferred tax benefit	(598)	(1,080)
Interest accreted	6,718	142
Other	143	(160)
Changes in operating assets and liabilities:
Accounts receivable	(471)	(1,063)
Inventories	287	243
Accounts payable and accrued expenses	(240)	1,173
Other	86	469
Net cash used in operating activities	(4,452)	(2,865)

Cash flows from investing activities:
Acquisition of H&N, net of cash acquired	(725)	-
Purchases of property	(3,287)	(1,250)
Proceeds from sale of property	23	836
Payment for license	-	(1,200)
Net cash used in investing activities	(3,989)	(1,614)

Cash flows from financing activities:
Payments of debt	(11,332)	(6,511)
Proceeds from issuance of debt, net of issuance costs	8,353	8,423
Proceeds from issuance of convertible debt and related warrants, net of costs	5,379	537
Proceeds from issuance of common stock and warrants, net of costs	7,553	-
Proceeds from sale of membership interest in RBT PRO	-	1,200
Other	(450)	-
Net cash provided by financing activities	9,503	3,649

Effect of exchange rate changes on cash and cash equivalents	8	3
Net change in cash and cash equivalents	1,070	(827)
Cash and cash equivalents, beginning of period	5,091	1,040
Cash and cash equivalents, end of period	$6,161	$213

Supplemental disclosures:
Cash paid for interest	$1,258	$1,278
Cash paid for income taxes	-	-

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on revenue from contracts with customers, which supersedes current revenue recognition guidance and most industry-specific guidance.  Under the new standard we will recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which we expect to be entitled in exchange for those goods or services.  Revenue from a contract that contains multiple performance obligations will be allocated to each performance obligation generally on a relative standalone selling price basis.  The guidance is effective for our annual and interim periods beginning in 2017.  Early adoption is prohibited.  We have not yet determined the impact that the new guidance will have on our results of operations and financial position and have not yet determined the method by which we will adopt the standard in 2017.

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

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements
The USA segment produces SRB inside two supplier rice mills in California and one owned facility in Louisiana.  A facility located in Lake Charles, Louisiana has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces our Stage II products RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB), RiBalance (a complete rice bran nutritional package derived from further processing SRB), and ProRyza, a family of protein products.  Stage II refers to the proprietary processes run at our Dillon, Montana facility and includes products produced at that facility using our patented processes.  In January 2014, we completed the acquisition of H&N Distribution, Inc. now operating as Healthy Natural, Inc. (H&N), which has been integrated into our USA segment.  H&N, which operates a facility in Irving, Texas, is a formulator and co-packer of products targeted at customers in the direct marketing, internet sales and retail distribution markets.  H&N serves the natural products, nutritional supplement and nutraceutical and functional food (NFF) sectors.  We acquired H&N as part of our strategy to vertically integrate our business in order to leverage our proprietary and patented technologies.  Certain manufacturing facilities included in our USA segment have proprietary processing equipment and patented technology for the stabilization and further processing of rice bran into finished products.  In the three and six months ended June 30, 2014, approximately 85% of USA segment revenue was from sales of human food products and approximately 15% was from sales of animal nutrition products.

The Brazil segment consists of the consolidated operations of Nutra SA, whose only operating subsidiary is Irgovel, located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human ingredient and animal nutrition markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  Irgovel recently started production of rice lecithin, which has application in human nutrition, animal nutrition and industrial applications.  DRB is compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market, sold as a raw material for further processing into human food ingredients or sold in bulk into the animal nutrition markets in Brazil and neighboring countries.  In 2013, approximately 45% of Brazil segment product revenue was from sales of RBO products and 55% was from sales of DRB products.  In the three and six months ended June 30, 2014, approximately 38% of Brazil segment product revenue was from sales of RBO products and 62% was from sales of DRB products, however Irgovel was shut down for a large portion of these periods to complete the final stages of a capital expansion project, and we expect product mix to return to historical levels in future periods.

NOTE 3. LIQUIDITY AND MANAGEMENT’S PLAN

In 2013 and the first half of 2014, we continued to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern.  We believe that we now have adequate financial resources to operate our business for the next year and we will be able to obtain additional funds to operate our business, should it be necessary, however, there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We closed an underwritten public offering in December 2013, a private placement offering in March 2014 and May 2014, and a registered offering in June 2014, which together provided us with net proceeds in excess of $20.0 million, allowing us to acquire H&N, pay our secured debt in full, make additional investment in our Brazilian operations and provide cash for corporate purposes.  In January 2014, we completed the acquisition of H&N, the operations of which are expected to be accretive to cash flows.  Our Brazilian subsidiary, Irgovel, shut down operations in the first quarter of 2014 to complete the final stages of a major capital expansion.  The shutdown and capital expenditures have depleted cash.  Operations at Irgovel started to normalize during the second quarter of 2014, such that we expect Irgovel will begin operating at its newly increased capacity sometime in the third quarter of 2014 and begin generating cash from operations.

NOTE 4. LOSS PER SHARE (EPS)

Basic EPS is computed by dividing net income (loss) attributable to RiceBran Technologies shareholders by the weighted average number of common shares outstanding during all periods presented.  Shares underlying options, warrants and convertible debt are excluded from the basic EPS calculation but are considered in calculating diluted EPS.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements
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

Below are reconciliations of the numerators and denominators in the EPS computations for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to RiceBran Technologies shareholders	$(15,060)	$(1,967)	$(16,925)	$(7,780)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	4,274,442	1,073,664	3,649,387	1,058,645
Effect of dilutive securities outstanding	-	-	-	-
Diluted EPS - weighted average number of shares outstanding	4,274,442	1,073,664	3,649,387	1,058,645

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average exercise price for the three and six months ended June 30, 2014 of $23.01 and $23.82)	148,293	184,892	161,217	179,076
Warrants (average exercise price for the three and six months ended June 30, 2014 of $5.94 and $6.07)	4,151,240	731,274	3,450,788	769,021
Convertible debt	-	447,991	-	458,202

The impact of potentially dilutive securities outstanding at June 30, 2014 and 2013, was not included in the calculation of diluted EPS for the three and six months ended June 30, 2014 and 2013 because to do so would be antidilutive.  Those securities listed in the table above which were antidilutive for the periods presented, which remain outstanding, could potentially dilute EPS in the future.

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

The terms of the convertible notes payable are further discussed in Note 10.  The fair value of trade receivables at January 2, 2014, was $0.1 million which equaled the gross amount receivable.  The initial accounting for the acquisition is not complete, and is subject to change primarily for certain working capital adjustments provided for in the agreement and conclusions with regard to identified intangibles.  Preliminarily, we have assigned a $3.8 million value to a customer relationship intangible and we are amortizing that intangible over a three year period as follows: $1.7 million in 2014, $1.3 million in 2015 and $0.8 million in 2016.  In the three and six months ended June 30, 2014, we recognized $0.5 million and $1.0 million of amortization expense in the USA segment related to this intangible.

Our consolidated revenues include $3.9 million and $6.4 million of H&N revenues for the three and six months ended June 30, 2014.  After making a reasonable effort, we have been unable to determine the underlying information required to prepare pro forma information for the three and six months ended June 30, 2013, as if the H&N acquisition had occurred January 1, 2013.

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

	June 30,	December 31,
	2014	2013
Cash and cash equivalents	$2,191	$1,686
Other current assets (restricted $1,897 and $1,967)	4,802	4,546
Property, net (restricted $4,910 and $4,969)	19,630	17,672
Goodwill and intangibles, net	4,847	4,812
Other noncurrent assets	43	27
Total assets	$31,513	$28,743

Current liabilities	$7,102	$6,514
Current portion of long-term debt (nonrecourse)	6,012	6,262
Long-term debt, less current portion (nonrecourse)	6,761	6,658
Total liabilities	$19,875	$19,434

Nutra SA’s debt is secured by its accounts receivable and property.  The non-Brazilian entities in our consolidated group do not guarantee any of Nutra SA’s debt.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements
A summary of changes in redeemable noncontrolling interest in Nutra SA follows for the three and six months ended June 30, 2014 and 2013 (in thousands).

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Redeemable noncontrolling interest in Nutra SA, beginning of period	$6,425	$8,849	$7,177	$9,262
Investors' interest in net loss of Nutra SA	(645)	(543)	(1,565)	(1,028)
Investors' interest in other comprehensive income (loss) of Nutra SA	108	(470)	276	(398)
Accumulated Yield classified as other current liability	(284)	-	(284)	-
Redeemable noncontrolling interest in Nutra SA, end of period	$5,604	$7,836	$5,604	$7,836

In December 2010, we entered into a membership interest purchase agreement (MIPA) with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (Investors).  The Investors’ interest in Nutra SA averaged 41.8% and 49.1% in the three months ended June 30, 2014 and 2013 and 43.5% and 49.1% in the six months ended June 30, 2014 and 2013.  As of June 30, 2014 and December 31, 2013, the Investors interest was 38.7% and 45.9%.  In the three and six months ended June 30, 2014, we invested an additional $3.9 million and $5.8 million in Nutra SA.  We invested $1.0 million between July 1, 2014, and August 12, 2014.  As of August 12, 2014, we own 62.3% of Nutra SA, with the remaining 37.7% held by the Investors.  The Investors’ share of Nutra SA’s net income (loss) increases (decreases) redeemable noncontrolling interest.  We are restricted from competing with Nutra SA and Irgovel in Brazil as further described in the MIPA.

Redeemable noncontrolling interest in Nutra SA is recorded in temporary equity, above the equity section and after liabilities on our consolidated balance sheets, because the Investors have drag along rights which provide the Investors the ability to force a sale of Nutra SA assets in the future.  We have assessed the likelihood of the Investors exercising these rights as less than probable at June 30, 2014.  We will continue to evaluate the probability of the Investors exercising their drag along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors will exercise these rights.

Under the limited liability company agreement for Nutra SA (LLC agreement), as amended, any units held by the Investors beginning January 1, 2014, accrue a yield at 4% (the Yield).  Commencing with the first quarter of 2014, Nutra SA must make distributions to the Investors quarterly in the amount equal to the previously accrued and unpaid Yield plus any additional distributions owed to the Investors, to the extent there is distributable cash, as defined in the LLC agreement.  As of June 30, 2014, our balance sheet includes an other liability of $0.3 million for Yield accumulated and unpaid. Nutra SA has made no Yield payments.

Following the payment of the Yield, Nutra SA must distribute all distributable cash (as defined in the LLC Agreement) to the members on March 31 of each year as follows: (i) first, to the Investors in an amount equal to 2.3 times the Investors’ capital contributions, less the aggregate amount of non-Yield distributions paid to the Investors, (ii) second, to us in an amount equal to twice the capital contributions made by us, less the aggregate amount of distributions paid to us; and (iii) third, to us and the Investors in proportion to our respective membership interests.

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

As of June 30, 2014, there have been no unwaived events of default.  Events of default, as defined in the MIPA and the October 2013 amendment of investment agreements, are:
•	A Nutra SA business plan deviation, defined as the occurrence in 2014 of a 20% unfavorable variation in two out of three of the following: (i) revenue, (ii) earnings before interest, taxes, depreciation and amortization (EBITDA) or (iii) debt,
•	A Nutra SA EBITDA default, which is defined as the failure in 2014 to achieve 85% of planned EBITDA for three consecutive quarters,
•	A material problem, which is defined as a material problem in a facility in 2014 (unrelated to changes in law, weather, etc.) likely to cause a Nutra SA business plan deviation or Nutra SA EBITDA default, which results in damages not at least 80% covered by insurance proceeds,
•	Failure of Irgovel to meet minimum quarterly processing targets, or
•	Failure of Irgovel to achieve EBITDA of at least $4.0 million in any year beginning in 2015.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements
As of June 30, 2014, there have been no qualifying events.  The LLC agreement defines a qualifying event as any event prior to September 16, 2014, which results, or will result, in (i) a person or group of persons exercising the right to appoint members to our board of directors holding one third or more of the votes of all board members, (ii) the sale, exchange, pledge or use as guarantee of one half or more of our ownership interest in Nutra SA to a third party or (iii) the bankruptcy of RiceBran Technologies or Nutra SA.

The Investors have drag along rights, the right to force the sale of all Nutra SA assets after the earlier of January 1, 2015, or upon the failure to process a certain level of rice bran in the second and third quarters of 2014.  The right terminates upon the occurrence of certain events (a $50 million Nutra SA initial public offering or a change of control, as defined).  We may elect to exercise a right of first refusal to purchase the Investors’ interest instead of proceeding to a sale.

In evaluating whether we are the primary beneficiary of Nutra SA, we considered the matters which could be put to a vote of the members.  Until there is an event of default or a qualifying event, the Investors’ rights and abilities, individually or in the aggregate, do not allow them to substantively participate in the operations of Nutra SA.  The Investors do not currently have the ability to dissolve Nutra SA or otherwise force the sale of all its assets.  They do have drag along rights in the future.  We will continue to evaluate our ability to control Nutra SA each reporting period.

Cash provided by operations in our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the LLC agreement.

NOTE 7. INVENTORIES

Inventories are composed of the following (in thousands):

	June 30,	December 31,
	2014	2013
Finished goods	$1,186	$1,194
Work in process	127	546
Raw materials	1,555	441
Packaging supplies	578	249
Total inventories	$3,446	$2,430

NOTE 8. PROPERTY

Property, plant and equipment consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Land	$392	$382
Furniture and fixtures	569	553
Plant	17,699	14,582
Computer and software	1,614	1,437
Leasehold improvements	505	200
Machinery and equipment	24,379	14,557
Construction in progress	-	7,517
Property	45,158	39,228
Less accumulated depreciation	16,742	14,270
Property, net	$28,416	$24,958

Included in accounts payable at June 30, 2014, is $0.3 million related to amounts payable for capital expansion project additions.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 9. GOODWILL

A summary of goodwill activity follows for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Goodwill, beginning of period	$4,993	$4,830	$4,139	$4,773
USA Segment - Acquisition of H&N	-	-	675	-
Brazil segment - Effect of foreign currency translation	106	(456)	285	(399)
Goodwill, end of period	$5,099	$4,374	$5,099	$4,374

NOTE 10. EQUITY, SHARE-BASED COMPENSATION AND LIABILITY WARRANTS

In May 2014, shareholders voted to approve an increase in our authorized shares of common stock from 6,000,000 shares to 25,000,000 shares.

A summary of equity activity for the six months ended June 30, 2014, (in thousands, except share data) follows.

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Deficit	Loss	Equity
Balance, December 31, 2013	2,832,014	$227,513	$(219,441)	$(2,236)	$5,836
Share-based compensation, options	-	134	-	-	134
Stock and warrant offering proceeds, net	1,580,086	7,553	-	-	7,553
Warrant issued in private placement offering	-	430	-	-	430
Issuance of shares to former warrant holders and a note holder	1,688,985	-	-	-	-
Debt conversions	1,724,461	10,109	-	-	10,109
Change in classification of warrants to equity from liability	-	8,902	-	-	8,902
Other	41,471	183	-	-	183
Foreign currency translation	-	-	-	354	354
Net loss	-	-	(16,925)	-	(16,925)
Balance, June 30, 2014	7,867,017	$254,824	$(236,366)	$(1,882)	$16,576

Stock and Warrant Offerings

In January 2014, an underwriter exercised its overallotment rights related to our fourth quarter 2013 public offering.  We issued and sold 162,586 shares of common stock for $5.24 per share and publicly traded warrants to purchase 162,586 shares of common stock ($6.55 per share exercise price and December 2018 expiration) for $0.01 per underlying share.  In connection with the overallotment exercise, the underwriters on the offering also received a warrant for the purchase of 8,130 shares of common stock (exercise price of $6.55 per share and December 2018 expiration).  The net proceeds from the overallotment exercise were $0.8 million, after deducting underwriting discounts and commissions and other cash offering expenses of $0.1 million, and are included in equity.

The first closing on a private placement offering occurred in March 2014.   We issued convertible notes in the principal amount of $4.9 million and warrants for the purchase of up to 1,399,614 shares of common stock ($5.25 per share exercise price and March 2019 expiration).   We contributed $1.0 million of the $4.3 million proceeds, net of $0.6 million of costs, to Nutra SA, and intend to use the remainder of the proceeds for capital projects in the United States and for general corporate purposes.  On a fully diluted basis, at issuance we had available shares of common stock for 15.8% of the shares underlying the Warrants.  To the extent there were available shares, we allocated proceeds to equity for the warrants ($0.4 million).  We recorded a derivative liability for the warrants to the extent there were not available shares ($5.0 million).  We recorded $1.1 million in financing expense at closing representing the excess of the amounts recorded for the warrants over the net proceeds from the offering.  The convertible notes issued in the offering were initially recorded with a discount equal to the face amount of the notes.

The second closing on a private placement offering occurred in May 2014.   We issued convertible notes in the principal amount of $1.2 million and warrants for the purchase of up to 357,075 shares of common stock, with an exercise price of $5.25 per share and a May 2019 expiration.  We contributed $0.5 million of the $1.1 million proceeds, net of $0.2 million of costs, to Nutra SA, and intend to use the remainder of the proceeds for capital projects in the United States and for general corporate purposes.  On a fully diluted basis, at issuance we had no available shares of common stock for the shares underlying these warrants and, as a result, recorded a derivative liability for the fair value of these warrants at issuance ($2.0 million).  We recorded $1.0 million in financing expense at closing, representing the excess of the amounts recorded for the warrants over the net proceeds from the offering.  The convertible notes issued in the offering were initially recorded with a discount equal to the face amount of the notes.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements
In June 2014, we issued and sold 1,417,500 shares of common stock for $5.29 per share and warrants to purchase 708,750 shares of common stock (exercise price of $5.87 per share and June 2019 expiration) for $0.01 per underlying share.  The underwriters on the offering also received a warrant for the purchase of 85,050 shares of common stock (exercise price of $6.625 per share and June 2019 expiration).  The net proceeds from the offering of $6.8 million, after deducting underwriting discounts and commissions and other cash offering expenses of $0.7 million, are included in common stock.   We contributed $3.0 million of the proceeds to Nutra SA, used $0.8 million of the proceeds to pay all amounts due under the USA segment senior revolving note.

Issuance of Share to Former Warrant Holders and Note Holder

In the fourth quarter of 2013, the holders of our subordinated convertible notes agreed to amend their notes to reduce the interest rate to 5% from 10%, change the maturity of the notes to July 2016 (if there was a different maturity date) and to remove the conversion feature and antidilution protections upon the closing of an equity raise in excess of $7.0 million (Modification).  Concurrently, certain warrant holders agreed to exchange warrants to purchase 496,060 shares of common stock for the future issuance of 1,554,734 shares of our common stock (Exchange).  Most of the warrants impacted (warrants to purchase 441,395 shares) were warrants issued to the note holders when their notes were originally issued and had contained antidilution protections which caused them to be carried at fair value on our balances sheets.  The former warrant holders committed to exchange their warrants, which were cancelled upon our closing an equity raise in the fourth quarter of 2013.  The fair market value of the shares was recorded in common stock in the fourth quarter of 2013.  We issued the shares, as required, after shareholders voted to approve an increase in our authorized shares of common stock in May 2014.

In the fourth quarter of 2013, we also issued $500,000 of notes to a holder and agreed to issue the holder 134,250 shares of common stock.  The fair market value of the shares was recorded in common stock in the fourth quarter of 2013.  We issued these shares, as required, after shareholders voted to approve an increase in our authorized shares of common stock in May 2014.

Debt Conversions

In connection with the January 2014 acquisition of H&N, we issued convertible promissory notes in the face amount of $3.3 million.  The notes were due in equal quarterly payments commencing on March 31, 2015, and ending on December 31, 2018 and bore interest at 1% per year until January 2015, 5% per year  from February 2015 until January 2016 and 10% per year  after January 2016.  We recorded the notes at their $2.2 million fair value and the conversion features at their $0.6 million fair value on the date of issuance.  We accreted the notes at an effective interest rate of 18.9%, until the notes, and accumulated interest thereon, converted into 543,894 shares of common stock upon our issuance of shares to the former warrant holders in the Exchange.  Upon conversion, we recognized a $0.9 million loss on extinguishment for the difference between the fair value of the shares issued ($3.9 million) and the carrying amount of the notes ($2.4 million) and related conversion feature ($0.6 million).

The convertible notes issued in the private placement offering March 2014 and May 2014 closings, were due in July 2016, bore interest at 5% interest until the $6.2 million outstanding on the notes, including accumulated interest thereon (less than $0.1 million), automatically converted in May 2014, at a conversion price of $5.25, into 1,180,567 shares of common stock upon shareholders voting to approve an increase in our authorized shares of common stock. When the notes converted, we recognized interest expense of $6.2 million, to accrete the notes to their face value, and increased equity $6.2 million.

Warrants Reclassified to Equity

Shares of available common stock increased in 2014 as a result of (i) the expiration of certain outstanding warrants and options and (ii) the 19,000,000 share increase in our authorized shares of common stock.  As a result, during the second quarter of 2014, we transferred to equity the $8.9 million fair value of warrants previously classified as derivative liabilities solely due to a lack, on a fully-diluted basis, of available shares of common stock.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements
Warrants that Contain Antidilution Clauses

As of June 30, 2014, we have outstanding two warrant agreements with one holder that contain antidilution clauses.  The related warrants are classified as derivative warrant liabilities in our balance sheets.  Under the antidilution clauses contained in these warrants, in the event of equity issuances at prices below the exercise prices of these warrants, we may be required to lower the exercise price on these warrants and increase the number of shares underlying these warrants.  Equity issuances may include issuances of our common stock, certain awards of options to employees, and issuances of warrants and/or other convertible instruments.

NOTE 11. DEBT

The following table summarizes current and long-term portions of debt (in thousands).

	June 30,	December 31,
	2014	2013
Corporate segment:
Senior revolving note, net	$-	$1,988
Subordinated notes, net	4,595	4,262
Other	117	-
	4,712	6,250
Brazil segment:
Capital expansion loans	4,771	4,795
Working capital lines of credit	2,983	3,213
Advances on export letters of credit	2,283	2,386
Special tax programs	2,597	2,351
Other	139	174
	12,773	12,919
Total debt	17,485	19,169
Current portion	6,078	8,250
Long-term portion	$11,407	$10,919

USA Segment

See Note 10 for a description of the convertible notes payable issued in the first quarter of 2014 to the former shareholders of H&N and the private placement investors.  As discussed further in Note 10, in May 2014, these instruments converted into shares of common stock and the senior revolving note was paid in full with the proceeds from the June 2014 stock and warrant offering.  The senior revolving note was due in installments through October 2014.

Subordinated Notes

As of June 30, 2014, subordinated notes in the principal amount of $6.5 million remain outstanding.  The notes bear interest of 5% per year, payable quarterly, and mature in July 2016.  We are accreting the notes up to their face value at an average annual interest rate of 22.7%.  In connection with the Modification discussed further in Note 10, during the fourth quarter of 2013, the holders of our subordinated convertible notes agreed to amend their notes to reduce the annual interest rate to 5% from 10%, change the maturity of the notes to July 2016 (if there was a different maturity date) and to remove the conversion feature and antidilution protections included in the notes.  Interest on the notes is payable quarterly.

Brazil Segment

All Brazil segment debt is denominated in the Brazilian Real (R$), except advances on export letters of credit which are denominated in U.S. Dollars.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements
Capital Expansion Loans

In December 2011, Irgovel entered into agreements with the Bank of Brazil.  Under the agreements, Irgovel may borrow up to R$9.5 million.  The annual interest rate on the loans is 6.5%.  Interest is payable quarterly on the amounts outstanding and the maturity date of the loans is December 2021.  Irgovel must make monthly principal payments under each of the loans.  Irgovel used R$1.5 million of the proceeds for working capital purposes and the remainder for the purchase of equipment and machinery.

In July 2012, Irgovel entered into a third agreement with the bank under which it borrowed R$1.7 million for the purchase of certain equipment at an annual interest rate of 5.5%.  Interest is payable quarterly on the amounts outstanding and the maturity date of the loans is July 2019.  Irgovel must make monthly principal payments under the loan with the first payment due August 2015.  The loan is secured by the related equipment.

Working Capital Lines of Credit

Irgovel has working capital lines of credit secured by accounts receivable.  The total amount of borrowing cannot exceed 30%-110% of the collateral, depending on the agreement.  The annual interest rates on this debt range from 10.4% to 34.8%, and average 18.4%.  Principal maturities of amounts outstanding extend through November 2016.

Advances on Export Letters of Credit

Irgovel obtains advances against certain accounts receivable backed by export letters of credit.  The annual interest rates on these advances range from 3.9% to 7.5%, and average 5.8%.  Principal maturities of amounts outstanding extend through August 2014.

Special Tax Programs

Irgovel has unsecured notes payable for Brazilian federal and social security taxes under special Brazilian government tax programs.  Amounts due under the special tax program are part of amnesty programs relative to unpaid taxes.  Principal and interest payments are due monthly through January 2022.  Interest on the notes is payable monthly at the Brazilian SELIC target rate, which was 11.0% at June 30, 2014.

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

RiceBran Technologies
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

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  Our parent company has not been served with any formal notices in regard to this matter.  To date, only Irgovel has received formal legal notice.  In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration.  As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of June 30, 2014 and December 31, 2013, the balance in the escrow account was $1.9 million and is included in restricted cash in our balance sheets.  There is an escrow liability related to the lawsuit in accrued expenses on our balance sheets. When the escrow account was funded, we established an accrued liability equal to the amount of the escrow for contingencies and the net balance due to the Sellers under the terms of the Purchase Agreement.  As of June 30, 2014, after paying or accruing specific pre-acquisition liabilities, a balance of $1.5 million remains accrued to settle as yet unidentified contingencies.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

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

Three Months Ended June 30, 2014	Corporate	USA	Brazil	Consolidated
Revenues	$-	$6,748	$4,595	$11,343
Cost of goods sold	-	5,116	5,031	10,147
Gross profit	-	1,632	(436)	1,196
Depreciation and amortization (in selling, general and administrative)	(14)	(559)	(186)	(759)
Other operating expense	(1,338)	(1,054)	(1,023)	(3,415)
Income (loss) from operations	$(1,352)	$19	$(1,645)	$(2,978)

Net income (loss) attributable to RiceBran Technologies	$(13,490)	$19	$(1,589)	$(15,060)
Interest expense	6,859	-	565	7,424
Depreciation (in cost of goods sold)	-	260	773	1,033
Purchases of property	32	715	337	1,084

Six Months Ended June 30, 2014	Corporate	USA	Brazil	Consolidated
Revenues	$-	$11,741	$7,286	$19,027
Cost of goods sold	-	8,493	7,924	16,417
Gross profit	-	3,248	(638)	2,610
Depreciation and amortization (in selling, general and administrative)	(24)	(1,197)	(356)	(1,577)
Other operating expense	(2,970)	(1,796)	(1,964)	(6,730)
Income (loss) from operations	$(2,994)	$255	$(2,958)	$(5,697)

Net income (loss) attributable to RiceBran Technologies	$(14,478)	$255	$(2,702)	$(16,925)
Interest expense	7,389	-	1,364	8,753
Depreciation (in cost of goods sold)	-	513	1,197	1,710
Purchases of property	116	858	2,313	3,287

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements
Three Months Ended June 30, 2013	Corporate	USA	Brazil	Consolidated
Revenues	$-	$3,125	$6,263	$9,388
Cost of goods sold	-	2,358	5,752	8,110
Gross profit	-	767	511	1,278
Depreciation and amortization (in selling, general and administrative)	(5)	(118)	(195)	(318)
Intersegment fees	(56)	-	56	-
Other operating expense	(919)	(444)	(897)	(2,260)
Income (loss) from operations	$(980)	$205	$(525)	$(1,300)

Net income (loss) attributable to RiceBran Technologies shareholders	$(1,609)	$205	$(563)	$(1,967)
Interest expense	599	-	425	1,024
Depreciation (in cost of goods sold)	-	233	479	712
Purchases of property	2	116	416	534

Six Months Ended June 30, 2013	Corporate	USA	Brazil	Consolidated
Revenues	$-	$6,034	$12,063	$18,097
Cost of goods sold	-	4,563	11,290	15,853
Gross profit	-	1,471	773	2,244
Depreciation and amortization (in selling, general and administrative)	(11)	(239)	(399)	(649)
Impairment of property	-	(300)	-	(300)
Other operating expense	(2,335)	(821)	(2,186)	(5,342)
Income (loss) from operations	$(2,346)	$111	$(1,812)	$(4,047)

Net income (loss) attributable to RiceBran Technologies shareholders	$(6,822)	$111	$(1,069)	$(7,780)
Interest expense	875	-	778	1,653
Depreciation (in cost of goods sold)	-	458	891	1,349
Purchases of property	6	128	1,116	1,250

The tables below present segment information for selected balance sheet accounts (in thousands).

	Corporate	USA	Brazil	Consolidated
As of June 30, 2014
Inventories	$-	$1,698	$1,748	$3,446
Property, net	148	8,638	19,630	28,416
Goodwill	-	675	4,424	5,099
Intangible assets, net	-	3,438	423	3,861
Total assets	5,965	16,834	31,513	54,312

As of December 31, 2013
Inventories	-	870	1,560	2,430
Property, net	55	7,231	17,672	24,958
Goodwill	-	-	4,139	4,139
Intangible assets, net	-	745	672	1,417
Total assets	6,039	9,796	28,743	44,578

Corporate segment total assets include cash, restricted cash, property and other assets.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents revenue by geographic area for the three and six months ended June 30, 2014 and 2013 (in thousands).

	Three Months		Six Months
	2014	2013	2014	2013
United States	$6,538	$3,067	$11,038	$6,662
Brazil	4,319	5,526	6,967	9,797
Other international	486	795	1,022	1,638
Total revenues	$11,343	$9,388	$19,027	$18,097

NOTE 14. FAIR VALUE MEASUREMENT

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of June 30, 2014, the fair value of our USA segment debt (Level 3 measurement) is approximately $0.2 million higher than the $4.7 million carrying value of that debt, based on current market rates for similar debt with similar maturities.  The fair value of our Brazil segment debt (Level 3 measurement) approximates the carrying value of that debt based on the current market rates for similar debt with similar maturities.

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

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

	Level 1	Level 2	Level 3	Total
Total liabilities at fair value, as of June 30, 2014 - derivative warrant liabilities	$-	$-	$(1,474)	$(1,474)

Total liabilities at fair value, as of December 31, 2013 - derivative warrant liabilities	$-	$-	$(1,685)	$(1,685)

Warrants accounted for as derivative liabilities are valued using the lattice model each reporting period and the resultant change in fair value is recorded in the statements of operations.  The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants.  The risk-free interest rate is determined by reference to the treasury yield curve rate of instruments with the same term as the warrant.  Additional assumptions that were used to calculate fair value follow.

	June 30, 2014	December 31, 2013
Risk-free interest rate	0.8%	0.1% - 0.6%
		(0.5% weighted average)
Expected volatility	100%	105% - 108%
		(107% weighted average)

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3		Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)
Six Months Ended June 30, 2014
Derivative warrant liability	$(1,685)	$(1,670)	$(7,021)	$8,902	(2)	$(1,474)	$26
Derivative conversion liability	-	(58)	(589)	647	(3)	-	-
Total Level 3 fair value	$(1,685)	$(1,728)	$(7,610)	$9,549		$(1,474)	$26

Six Months Ended June 30, 2013
Derivative warrant liability	$(4,520)	$(1,724)	$(538)	$-		$(6,782)	$(1,724)
Derivative conversion liability	(2,199)	(770)	(537)	99	(3)	(3,407)	(896)
Total Level 3 fair value	$(6,719)	$(2,494)	$(1,075)	$99		$(10,189)	$(2,620)

(1)	Included in change in fair value of derivative warrant and conversion liabilities in our consolidated statements of operations.
(2)	Represents transfers to equity as a result of increases in authorized and unissued shares of common stock available for settlement of certain warrants.
(3)	Represents reduction in conversion liability as a result of debt conversions.

The following tables summarize the fair values by input hierarchy of items measured at fair value in our balance sheets on a nonrecurring basis (in thousands):

						2013
		As of December 31, 2013				Impairment
		Level 1	Level 2	Level 3	Total	Losses
						(1)
Property, net	(1)	$-	$-	$394	$394	$300
Property, net		$-	$-	$394	$394	$300

(1)	Machinery and equipment not currently in use was evaluated for impairment and as a result was written down to estimated fair value in the first quarter of 2013.

NOTE 15. RELATED PARTY TRANSACTIONS

Transactions with Baruch Halpern

Entities beneficially owned by Baruch Halpern, a director, invested $2.6 million in our subordinated convertible notes and related warrants prior to 2013.  In all periods presented we paid less than $0.1 million of interest on subordinated notes beneficially owned by Mr. Halpern.  The terms of the notes beneficially owned by Mr. Halpern were changed in the Modification.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements
As a result of the Exchange, warrants beneficially owned by Mr. Halpern for the purchase of up to 185,714 shares of common stock ($14.00 per share exercise price with a July 31, 2017 expiration), related to the subordinated convertible notes were cancelled in exchange for 634,679 shares of our common stock (with a fair value of $2.9 million at time of the Exchange).  The shares were not required to be issued until after our shareholders voted to approve an increase in our authorized shares of common stock, which occurred on May 30, 2014.

In connection with the Exchange, other warrants beneficially owned by Mr. Halpern for the purchase of up to 45,683 shares of common stock ($14.00 per share exercise prices and expirations between January 2017 and August 2017) were cancelled in exchange for 75,377 shares of our common stock (with a fair value of $0.3 million at time of the Exchange).  The shares were not required to be issued until after our shareholders voted to approve an increase in our authorized shares of common stock, which occurred on May 30, 2014.

Transactions with W. John Short

W. John Short, our chief executive officer and director, invested in our subordinated convertible notes and related warrants $50 thousand in January 2012 and $25 thousand in April 2013.  In all periods presented, we paid less than $10 thousand of interest on subordinated notes beneficially owned by Mr. Short.  In June 2013, Mr. Short made an election to be paid in stock, rather than cash, for interest accruing under the notes from February 2013 through June 2014.  In connection with the election, in 2013 we issued a PIK warrant with 234 underlying shares of common stock, and increased the shares underlying Mr. Short’s convertible notes by 234 shares as payment for interest accruing under the convertible notes from February 2013 through October 2013.  The terms of the notes beneficially owned by Mr. Short were impacted by the Modification.

As a result of the Exchange, warrants beneficially owned by Mr. Short for the purchase of up to 2,020 shares of common stock ($14.00 per share exercise prices and expirations of July 2017 and May 2018), including the PIK warrant, were cancelled in exchange for 6,674 shares of our common stock.  The shares were not required to be issued until after our shareholders voted to approve an increase in our authorized shares of common stock, which occurred on May 30, 2014.

Transactions with Mark McKnight

In January 2014, we purchased all of the outstanding shares of H&N Distribution, Inc. (H&N) for $2.0 million in cash, plus convertible promissory notes for $3.3 million.  Mark McKnight, our current senior vice president of contract manufacturing, and his wife collectively owned a majority interest in H&N prior to the acquisition.  In connection with our acquisition of H&N, Mark McKnight received $0.7 million in cash and a convertible promissory note for $1.4 million and Nicole McKnight, his wife, received $0.7 million in cash and a convertible promissory note for $1.4 million.  We had the option to pay principal and accrued interest under the notes in either cash or in our common stock, however, if we issued shares to our former warrants holders upon an increase in authorized shares, under the terms of the Exchange, then we were required to settle any outstanding balance on the notes through the issuance of shares of our common stock.  On May 30, 2014, we issued 225,925 shares of common stock to settle Mark McKnight’s note and 225,925 shares of common stock to settle Nicole McKnight’s note.  The notes were converted at a conversion price of $6.00 per share.  Under the terms of the notes, the conversion price was based on the volume weighted average price of our common stock for the thirty trading days ending on the second business day immediately prior to conversion, but in no event was the conversion price be lower than $6.00 or higher than $12.00.

In January 2014, we entered into a 5% unsecured promissory note with Nicole McKnight for $0.1 million, with $67 thousand plus accrued interest due on December 31, 2014, and the remaining principal and accrued interest due on December 31, 2015.

During the three and six months ended June 30, 2013, prior to the acquisition, we had product sales to H&N totaling $0.3 million and $0.4 million.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 16. INCOME TAXES

In connection with our accounting for the acquisition of H&N in January 2014, we established deferred tax liabilities of $1.4 million.  These deferred tax liabilities primarily relate to intangibles recorded for financial reporting purposes, which are not deductible for tax purposes. We expect to utilize the benefit of our net operating loss carryforwards and current net operating losses against the taxable income as these deferred tax liabilities reverse.  As a result, we reduced the valuation allowance on $0.2 million of our United States net operating loss carryforwards and recognized a deferred income tax benefit of $0.2 million in the first quarter 2014 and recognized an income tax benefit of $0.4 million in the second quarter of 2014.

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

In 2013 and the first half of 2014, we experienced losses and negative cash flows from operations on a consolidated basis which raises substantial doubt about our ability to continue as a going concern.  We believe that we now have adequate financial resources to operate our business for the next year and we will be able to obtain additional funds to operate our business, should it be necessary. However, there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We closed an underwritten public offering in December 2013 and completed a private placement offering in March 2014 which together provided us with net proceeds in excess of $12.0 million, allowing us to make additional investments in our Brazilian operations and provide cash for corporate purposes.  In January 2014, we completed the acquisition of H&N Distribution Inc., now operating as Healthy Natural, Inc. (H&N), the operations of which we expect to be accretive to cash flows.  Our Brazilian subsidiary, Irgovel, shut down operations in the first quarter of 2014 to complete the final stages of a major capital expansion.  The shutdown and capital expenditures have been a drain on cash.  Operations at Irgovel started to normalize during the second quarter of 2014, such that Irgovel will then begin trending upward towards its newly increased capacity and begin generating cash from operations.

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

The USA segment produces SRB inside two supplier rice mills in California and one owned facility in Louisiana.  A facility located in Lake Charles, Louisiana has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces our Stage II products RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB), RiBalance (a complete rice bran nutritional package derived from further processing SRB), and ProRyza, a family of protein products.  Stage II refers to the proprietary processes run at our Dillon, Montana facility and includes products produced at that facility using our patented processes.  In January 2014, we completed the acquisition of H&N which has been integrated into our USA segment.  H&N is a formulator and co-packer of products targeted at customers in the direct marketing, internet sales and retail distribution markets, which operates a facility in Irving, Texas. H&N serves the natural products, nutritional supplement and nutraceutical and functional food (NFF) sectors.  We acquired H&N as part of our strategy to vertically integrate our business in order to leverage our proprietary and patented technologies.  Certain manufacturing facilities included in our USA segment have proprietary processing equipment and patented technology for the stabilization and further processing of rice bran into finished products.  In the three and six months ended June 30, 2014, approximately 85% of USA segment revenue was from sales of human food products and approximately 15% was from sales of animal nutrition products.

The Brazil segment consists of the consolidated operations of Nutra SA, whose only operating subsidiary is Irgovel, located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human ingredient and animal nutrition markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  Irgovel recently started production of rice lecithin, which has application in human nutrition, animal nutrition and industrial applications.  DRB is compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market, sold as a raw material for further processing into human food ingredients or sold in bulk into the animal nutrition markets in Brazil and neighboring countries.  In 2013, approximately 45% of Brazil segment product revenue was from sales of RBO products and 55% was from sales of DRB products. In the three and six months ended June 30, 2014, approximately 38% of Brazil segment product revenue was from sales of RBO products and 62% was from sales of DRB products, however Irgovel was shut down for a large portion of these periods to complete the final stages of a capital expansion project, and we expect product mix to return to historical levels in future periods.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2014 and 2013

Consolidated net loss attributable to RiceBran Technologies shareholders for the three months ended June 30, 2014, was $15.1 million, or $3.52 per share, compared to a loss of $2.0 million, or $1.83 per share, for the three months ended June 30, 2013.

Revenue and Gross Profit

Revenues (in thousands):

	Three Months Ended June 30,
	2014	% of Total Revenues	2013	% of Total Revenues	Change	% Change
USA segment	$6,748	59.5	$3,125	33.3	$3,623	115.9
Brazil segment	4,595	40.5	6,263	66.7	(1,668)	(26.6)
Total revenues	$11,343	100.0	$9,388	100.0	$1,955	20.8

Consolidated revenues for the three months ended June 30, 2014, were $11.3 million compared to $9.4 million in the prior year period, an increase of $2.0 million, or 20.8%.

USA segment revenues increased $3.6 million, or 115.9% in 2014 compared to 2013.  Animal feed product revenues decreased $0.5 million on lower volume while human nutrition product revenues increased $3.6 million, in large part due to increased sales in the human functional food market as a result of the acquisition of H&N.  The decline in animal feed revenue was primarily attributable to reduced sales to two large, but low margin customers.  We continue to focus on increasing the higher margin human nutrition product revenue in our mix of revenue.

Brazil segment revenues decreased $1.7 million, or 26.6% in 2014 compared to 2013.  Revenues decreased $0.8 million as a result of the 12.4% decline in the average exchange rate between these periods.  On a local currency basis, prior to translation into US dollars, Brazil segment revenues decreased 22.9% year over year.  Revenues were negatively affected by the Irgovel plant shut down that began in January 2014. The plant was shut down until April 2014 for expansion of the rice bran oil extractor, the key functional part of the plant, as well as installation of a new desolventizing/toasting system.  Production began again in April 2014 on a limited basis.  During the first half of the shutdown period, inventory available for sale was limited to certain animal feed products that utilized DRB that had been stockpiled prior to the shutdown.  During the 2014 second quarter operations began to normalize, however production yields were limited by the quality of rice bran stored during shut down. Bran stored for long periods develops higher fatty acid levels requiring additional refinement.  Bran normally is processed within days of receipt.

Gross profit (in thousands):

	Three Months Ended June 30,
	2014	Gross Profit %	2013	Gross Profit %	Change	Change in Gross Profit %
USA segment	$1,632	24.2	$767	24.5	$865	(0.4)
Brazil segment	(436)	(9.5)	511	8.2	(947)	(17.6)
Total gross profit	$1,196	10.5	$1,278	13.6	$(82)	(3.1)

Consolidated gross profit in the second quarter of 2014 decreased $0.1 million, or 3.1 percentage points, to $1.2 million for the three months ended June 30, 2014, compared to $1.3 million in the prior year period.

The USA segment gross profit increased $0.9 million, to $1.6 million in 2014, from $0.8 million in 2013. The improvement was attributable to increased human nutrition product revenues derived from the acquisition of H&N and the resulting shift in sales mix from animal to human. Raw bran prices were relatively flat quarter over quarter.

Brazil segment gross profit declined $0.9 million, or 17.6 percentage points.  As noted above, the Irgovel plant was shut down in January 2014.  Production began again at the beginning of the second quarter on a limited basis and raw bran processing levels steadily increased throughout the second quarter of 2014.  Processing levels are expected to reach approximately 150% of pre-expansion raw bran processing levels consistently in the third quarter of 2014.  The amount of raw bran processed in the second quarter of 2014 was significantly lower than in the second quarter of 2013.

Operating Expenses (in thousands):

	Three Months Ended June 30, 2014
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,338	$1,054	$1,023	$3,415
Depreciation and amortization	14	559	186	759
Total operating expenses	$1,352	$1,613	$1,209	$4,174

	Three Months Ended June 30, 2013
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$919	$444	$897	$2,260
Depreciation and amortization	5	118	195	318
Intersegment fees	(56)	-	56	-
Total operating expenses	$868	$562	$1,148	$2,578

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$(419)	$(610)	$(126)	$(1,155)
Depreciation and amortization	(9)	(441)	9	(441)
Intersegment fees	(56)	-	56	-
Total operating expenses	$(484)	$(1,051)	$(61)	$(1,596)

Consolidated operating expenses were $4.2 million for the second quarter of 2014, compared to $2.6 million for the second quarter of 2013, an increase of $1.6 million.

Corporate segment selling, general and administrative expenses (SG&A) increased $0.4 million.  Bonus expense increased $0.1 million and the remainder related to additional legal, financial advisor and investor relations costs.

USA segment SG&A expenses increased $0.6 million.  Additional expenses from the operations of H&N, acquired in January 2014 were $0.1 million.  The remainder of the increase related to increased bonus accruals and travel expense.

Brazil segment SG&A increased $0.1 million related to bonuses for obtaining capital expansion targets.

USA segment depreciation and amortization expense increased $0.4 million due to amortization of a customer relationship intangible asset of $3.3 million established in January 2014 upon the acquisition of H&N. Amortization of the intangible is being taken over a three year period.

Other Income (Expense) (in thousands):

	Three Months Ended June 30, 2014
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$22	$22
Interest expense	(6,860)	-	(564)	(7,424)
Foreign currency exchange, net	-	-	60	60
Loss on extinguishment	(892)	-	-	(892)
Change in fair value of derivative warrant and conversion liabilities	(3,786)	-	-	(3,786)
Financing expense	(950)	-	-	(950)
Other	-	-	(107)	(107)
Other income (expense)	$(12,488)	$-	$(589)	$(13,077)

	Three Months Ended June 30, 2013
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$16	$16
Interest expense	(599)	-	(425)	(1,024)
Foreign currency exchange, net	-	-	(538)	(538)
Loss on extinguishment	(494)	-	-	(494)
Change in fair value of derivative warrant and conversion liabilities	1,044	-	-	1,044
Financing expense	(564)	-	-	(564)
Other	(17)	-	(204)	(221)
Other income (expense)	$(630)	$-	$(1,151)	$(1,781)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$6	$6
Interest expense	(6,261)	-	(139)	(6,400)
Foreign currency exchange, net	-	-	598	598
Loss on extinguishment	(398)	-	-	(398)
Change in fair value of derivative warrant and conversion liabilities	(4,830)	-	-	(4,830)
Financing expense	(386)	-	-	(386)
Other	17	-	97	114
Other income (expense)	$(11,858)	$-	$562	$(11,296)

Consolidated other expense was $13.1 million for the second quarter of 2014, compared to other expense of $1.8 million for the second quarter of 2013.

The Corporate segment experienced a $6.3 million increase in interest expense.   The convertible notes issued in the private placement offering March 2014 and May 2014 closings, automatically converted in May 2014 upon shareholders voting to approve an increase in our authorized shares of common stock.  When the notes converted, we recognized interest expense of $6.2 million, to accrete the notes to their face value, and increased equity $6.2 million.

The Corporate segment also experienced a $4.8 million increase in expense from the change in the fair value of derivative warrant and conversion liabilities.  Our liability warrants and conversion liabilities are valued using the lattice model each reporting period and the resulting change in fair value is recorded in the statements of operations.  The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants and make certain other assumptions.  The changes in our stock price between periods contributed to the increase in expense.

Corporate segment loss on extinguishment increased $0.4 million between periods.  In 2014, the $0.9 million of loss on extinguishment in the second quarter was a result of the conversion of the notes payable issued in the acquisition of H&N.  Upon conversion, we recognized a $0.9 million loss on extinguishment for the difference between the fair value of the shares issued ($3.9 million) and the carrying amount of the notes ($2.4 million) and related conversion feature ($0.6 million), as described further in Note 10 to the consolidated financial statements.

Corporate segment financing expense increased $0.4 million.  In 2014, the $1.0 million of financing expense in the second quarter was associated with the May 2014 private placement issuance of convertible notes and related warrants and represented the excess of the values assigned to the equity warrants and derivative liability warrants, at issuance, over the net proceeds from issuance, as described further in Note 10 to the consolidated financial statements.

In the Brazil segment the $0.1 million increase in interest expense was a result of an increase in average debt and interest bearing payables outstanding and the $0.6 million decrease in foreign exchange gains, related to the Brazil segment’s US Dollar denominated debt.

SIX MONTHS ENDED JUNE 30, 2014 and 2013

Consolidated net loss attributable to RiceBran Technologies shareholders for the six months ended June 30, 2014, was $16.9 million, or $4.64 per share, compared to a loss of $7.8 million, or $7.35 per share, for the six months ended June 30, 2013.

Revenue and Gross Profit

Revenues (in thousands):

	Six Months Ended June 30,
	2014	% of Total Revenues	2013	% of Total Revenues	Change	% Change
USA segment	$11,741	61.7	$6,034	33.3	$5,707	94.6
Brazil segment	7,286	38.3	12,063	66.7	(4,777)	(39.6)
Total revenues	$19,027	100.0	$18,097	100.0	$930	5.1

Consolidated revenues for the six months ended June 30, 2014, were $19.0 million compared to $18.1 million in the prior year period, an increase of $0.9 million, or 5.1%.

USA segment revenues increased $5.7 million, or 94.6% in 2014 compared to 2013.  Animal feed product revenues decreased $1.0 million on lower volume while human nutrition product revenues increased $6.7 million, in large part due to increased sales in the human functional food market as a result of the acquisition of H&N.  The decline in animal feed revenue was primarily attributable to reduced sales to two large, but low margin customers.  We continue to focus on increasing the higher margin human nutrition product revenue.

Brazil segment revenues decreased $4.8 million, or 39.6% in 2014 compared to 2013.  Revenues decreased $1.5 million as a result of the 10.8% decrease in the average exchange rate between these periods.  On a local currency basis, prior to translation into US dollars, Brazil segment revenues decreased 32.2% year over year.  Revenues were negatively affected by the Irgovel plant shut down that began in January 2014.  The plant was shut down until April 2014 for expansion of the rice bran oil extractor, the key functional part of the plant, as well as installation of a new desolventizing/toasting system.  Production began again in April 2014 on a limited basis.  During the first half of the shutdown period, inventory available for sale was limited to certain animal feed products that utilized DRB that had been stockpiled prior to the shutdown.  During the 2014 second quarter operations began to normalize, however production yields were limited by the quality of rice bran stored during shut down. Bran stored for long periods develops higher fatty acid levels requiring additional refinement.  Bran normally is processed within days of receipt.

Gross profit (in thousands):

	Six Months Ended June 30,
	2014	Gross Profit %	2013	Gross Profit %	Change	Change in Gross Profit %
USA segment	$3,248	27.7	$1,471	24.4	$1,777	3.3
Brazil segment	(638)	(8.8)	773	6.4	(1,411)	(15.2)
Total gross profit	$2,610	13.7	$2,244	12.4	$366	1.3

Consolidated gross profit in the first half of 2014 increased $0.4 million, or 1.3 percentage points, to $2.6 million for the six months ended June 30, 2014, compared to $2.2 million in the prior year period.

The USA segment gross profit increased $1.8 million, to $3.2 million in 2014, from $1.5 million in 2013.  The improvement was attributable  to  increased human nutrition product revenues derived from the acquisition of H&N and the resulting shift in sales mix from animal to human. Raw bran prices were relatively flat between periods.

Brazil segment gross profit declined $1.4 million between periods.  As noted previously, the Irgovel plant was shut down in January 2014.  Production began again at the beginning of the second quarter on a limited basis and raw bran processing levels steadily increased throughout the second quarter of 2014. Processing levels are expected to reach approximately 150% of pre-expansion raw bran processing levels consistently in the third quarter of 2014.  The amount of raw bran processed in the first half of 2014 was significantly lower than in the first half of 2013.

Operating Expenses (in thousands):

	Six Months Ended June 30, 2014
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$2,970	$1,796	$1,964	$6,730
Depreciation and amortization	24	1,197	356	1,577
Total operating expenses	$2,994	$2,993	$2,320	$8,307

	Six Months Ended June 30, 2013
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$2,335	$821	$2,186	$5,342
Impairment of property	-	300	-	300
Depreciation and amortization	11	239	399	649
Total operating expenses	$2,346	$1,360	$2,585	$6,291

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$(635)	$(975)	$222	$(1,388)
Impairment of property	-	300	-	300
Depreciation and amortization	(13)	(958)	43	(928)
Total operating expenses	$(648)	$(1,633)	$265	$(2,016)

Consolidated operating expenses were $8.3 million for the first half of 2014, compared to $6.3 million for the first half of 2013, an increase of $2.0 million.

Corporate segment selling, general and administrative expenses (SG&A) increased $0.6 million.  The first half of 2014 included $0.3 of acquisition costs related to the closing of the H&N acquisition in January 2014.  The first half of 2014 also included additional bonus expense of $0.1 million and $0.2 million of additional legal, financial advisor and investor relations costs.

USA segment SG&A expenses increased $1.0 million. Additional expenses from the operations of H&N, acquired in January 2014 were $0.6 million.  The remainder of the increase related to increased bonus accruals.

Brazil segment SG&A decreased $0.2 million as a result of the decline in the average foreign exchange rate between periods.

USA segment depreciation and amortization expense increased $1.0 million due to amortization of a customer relationship intangible asset of $3.3 million established in January 2014 upon the acquisition of H&N.  The intangible is amortizing over a three year period.

Other Income (Expense) (in thousands):

	Six Months Ended June 30, 2014
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$37	$37
Interest expense	(7,390)	-	(1,363)	(8,753)
Foreign currency exchange, net	-	-	135	135
Change in fair value of derivative warrant and conversion liabilities	(1,728)	-	-	(1,728)
Loss on extinguishment	(892)	-	-	(892)
Financing expense	(2,072)	-	-	(2,072)
Other	-	-	(118)	(118)
Other income (expense)	$(12,082)	$-	$(1,309)	$(13,391)

	Six Months Ended June 30, 2013
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$26	$26
Interest expense	(875)	-	(778)	(1,653)
Foreign currency exchange, net	-	-	(288)	(288)
Change in fair value of derivative warrant and conversion liabilities	(2,494)	-	-	(2,494)
Loss on extinguishment	(526)	-	-	(526)
Financing expense	(564)	-	-	(564)
Other	(17)	-	(326)	(343)
Other income (expense)	$(4,476)	$-	$(1,366)	$(5,842)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$11	$11
Interest expense	(6,515)	-	(585)	(7,100)
Foreign currency exchange, net	-	-	423	423
Change in fair value of derivative warrant and conversion liabilities	766	-	-	766
Loss on extinguishment	(366)	-	-	(366)
Financing expense	(1,508)	-	-	(1,508)
Other	17	-	208	225
Other income (expense)	$(7,606)	$-	$57	$(7,549)

Consolidated other expense was $13.4 million for the second half of 2014, compared to other expense of $5.8 million for the second half of 2013.

The Corporate segment experienced a $6.5 million increase in interest expense. The convertible notes issued in the private placement offering March 2014 and May 2014 closings, automatically converted in May 2014 upon shareholders voting to approve an increase in our authorized shares of common stock.  When the notes converted, we recognized interest expense of $6.2 million, to accrete the notes to their face value, and increased equity $6.2 million.  In addition, we expensed $0.3 million more debt issuance costs in the first half of 2014 than in the first half of 2013.

The Corporate segment also experienced a $0.7 million decrease in expense from the change in the fair value of derivative warrant and conversion liabilities.  Our liability warrants and conversion liabilities are valued using the lattice model each reporting period and the resulting change in fair value is recorded in the statements of operations.  The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants and make certain other assumptions.  The changes in our stock price between periods contributed to the decrease in expense.

Corporate segment loss on extinguishment increased $0.4 million between periods.  In 2014, the $0.9 million of loss on extinguishment in the second quarter was a result of the conversion of the notes payable issued in the acquisition of H&N.  Upon conversion, we recognized a $0.9 million loss on extinguishment for the difference between the fair value of the shares issued ($3.9 million) and the carrying amount of the notes ($2.4 million) and related conversion feature ($0.6 million), as described further in Note 10 to the consolidated financial statements.

Corporate segment financing expense increased $1.5 million.  In 2014, the $2.1 million of financing expense in the first half was associated with the March 2014 and May 2014 private placement issuance of convertible notes and related warrants and represented the excess of the values assigned to the equity warrants and derivative liability warrants, at issuance, over the net proceeds from issuance, as described further in Note 10 to the consolidated financial statements.

In the Brazil segment the $0.6 million increase in interest expense was a result of an increase in average debt and interest bearing payables outstanding and the $0.4 million decrease in foreign exchange gains, related to the Brazil segment’s US Dollar denominated debt.

Liquidity and Capital Resources

With respect to liquidity and capital resources, we manage the Brazil segment, consisting currently of our plant in Brazil, separately from our U.S. based Corporate and USA segments.  Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA.  Cash used in operating activities for the six months ended June 30, 2014 and 2013, is presented below by segment (in thousands).

	Six Months Ended June 30, 2014
	Corporate and USA	Brazil	Consolidated
Net loss	$(14,223)	$(4,267)	$(18,490)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,734	1,553	3,287
Change in fair value of derivative warrant and conversion liabilities	1,728	-	1,728
Loss on extinguishment	892	-	892
Financing expense	2,072	-	2,072
Other adjustments, net	6,397	-	6,397
Changes in operating assets and liabilities	(1,101)	763	(338)
Net cash used in operating activities	$(2,501)	$(1,951)	$(4,452)

	Six Months Ended June 30, 2013
	Corporate and USA	Brazil	Consolidated
Net loss	$(6,711)	$(2,097)	$(8,808)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	708	1,291	1,999
Change in fair value of derivative warrant and conversion liabilities	2,494	-	2,494
Loss on extinguishment	526	-	526
Financing expense	564	-	564
Impairment of property	300	-	300
Other adjustments, net	27	(789)	(762)
Changes in operating assets and liabilities	(408)	1,230	822
Net cash used in operating activities	$(2,500)	$(365)	$(2,865)

On a combined basis, the Corporate and USA segments used $2.5 million of cash in operating activities in both the first half of 2014 and 2013.  We expect H&N, acquired in January 2014, will generate positive operating cash flows in 2014, and the combined Corporate and USA cash flows will improve over the course of 2014.  During the first half of 2014 we paid $0.3 million in H&N acquisition costs which are included in cash flows from operations.

In the first half of 2014, proceeds from public and private offerings, net of costs, totaled $12.9 million.  During the first quarter of 2014, we paid $0.5 million to redeem stock which had been issued to our secured lender in payment of fees.  In the second quarter of 2014, we paid our senior secured debt in full.  On May 31, 2014, all of our convertible debt outstanding, with a face amount of $9.4 million, converted into shares of our common stock and as of June 30, 2104, no convertible debt remains outstanding. We believe that more traditional commercial bank debt financing at significantly lower interest rates may be available as our performance improves in the second half of 2014.

During the first half of 2014, the Corporate segment made additional investments in Nutra SA (Brazil segment) of $5.8 million, and in the period from July 1, 2014 to August 12, 2014 invested an additional $1.0 million.

The Brazil segment used $2.0 million in operating cash in the first half of 2014, compared to using $0.4 million of operating cash in the second half of 2013.  The increased use of cash was a direct result of the planned facility shut down.  Irgovel recently completed the final stages of a capital expansion project involving installation of new equipment and improvements to existing infrastructure.  As a result of the project, the Irgovel facility was shut down approximately ten weeks in the first quarter of 2014, while certain new equipment was brought on line.  Upon restarting the plant in April, we experienced excessive downtime and inefficiencies during the “debugging” of plant production processes. Where possible, we stockpiled certain inventory for sale during the period the plant was shut down.  However, this inventory was not adequate to timely fulfill all outstanding orders during this period.  Facility shut down and subsequent restart expenses adversely affected our operating results through June 30, 2014.  Now that operations are starting to normalize we expect improved operating cash flows from the Brazil segment.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on revenue from contracts with customers, which supersedes current revenue recognition guidance and most industry-specific guidance.  Under the new standard we will recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which we expect to be entitled in exchange for those goods or services.  Revenue from a contract that contains multiple performance obligations will be allocated to each performance obligation generally on a relative standalone selling price basis.  The guidance is effective for our annual and interim periods beginning in 2017.  Early adoption is prohibited.  We have not yet determined the impact that the new guidance will have on our results of operations and financial position.

There are no other recent accounting pronouncements that are applicable to us and adoption of which could potentially have a material impact on our consolidated financial statements.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding certain legal proceedings to which we are a party can be found in the description of legal proceedings contained in our Annual Report on Form 10-K for the year ended December 31, 2013, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and is incorporated herein by reference. There have not been any material developments with respect to such proceedings during the quarter to which this report on Form 10-Q relates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2014, we issued the securities described below without registration under the Securities Act.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933.  All issuances below were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

We issued the following shares of common stock under agreements with consultants and vendors as summarized in the table which follows.

Date of Issuance	Shares of Common Stock	Vesting Period
June 30, 2014	2,336	Immediate
April 1, 2014	1,875	Immediate

On November 13, 2013, certain warrant holders agreed to exchange warrants to purchase 496,060 shares of common stock for the future issuance of 1,554,734 shares of our common stock.  An investor also purchased a $200,000 note on November 13, 2013 and an additional $300,000 note on November 23, 2013, in exchange for the future issuance of 134,250 shares of our common stock.  Pursuant to the above agreements, the shares issuable to the former warrant holders and note holder were issued on May 30, 2014, upon shareholder approval of an increase in our authorized shares of common stock.

In connection with the January 2, 2014 acquisition of H&N, we issued convertible promissory notes in the face amount of $3.3 million to the former shareholders of H&N.  Pursuant to the related purchase agreement, the notes, and accumulated interest thereon, converted on May 30, 2014, into 543,894 shares of common.

The convertible notes in the face amount of $6.2 million issued in closings of a private placement offering March 20, 2014 and May 19, 2014, automatically converted into 1,180,567 shares of common stock upon shareholders voting to approve an increase in our authorized shares of common stock on May 30, 2014.

On June 18, 2014, we issued a five-year warrant for the purchase of up to 265,000 shares of common stock, at an exercise price of $5.25 per share, to a financial advisor.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit

1.01	Underwriting Agreement dated June 20, 2014, with Maxim Group, LLC (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on June 20, 2014)
3.01
Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on May 30, 2014 (incorporated herein by reference to exhibits previously filed on registrant’s registration statement on Form S-3 filed June 5, 2014)

4.01	Form of Warrant (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on June 20, 2014)
10.01
Third Amendment to Employment Agreement with Jerry Dale Belt dated May 30, 2014 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on June 3, 2014)

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

Dated: August 12, 2014

/s/ W. John Short
W. John Short
Chief Executive Officer

/s/ J. Dale Belt
Jerry Dale Belt
Chief Financial Officer