Form 10-Q
period 2014-09-30
RiceBran Technologies
filed 2014-11-14
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒  No ☐

As of October 31, 2014, shares of the registrant’s common stock outstanding totaled 9,374,082.

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

Index
RiceBran Technologies
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended		Nine Months
	2014	2013	2014	2013

Revenues	$10,411	$8,725	$29,438	$26,822
Cost of goods sold	9,446	7,955	25,863	23,808
Gross profit	965	770	3,575	3,014

Operating expenses:
Selling, general and administrative	4,014	3,132	10,744	8,474
Depreciation and amortization	695	302	2,272	951
Impairment of property	-	-	-	300
Total operating expenses	4,709	3,434	13,016	9,725

Loss from operations	(3,744)	(2,664)	(9,441)	(6,711)

Other income (expense):
Interest income	63	48	100	74
Interest expense - accreted on debt converted to equity	-	-	(6,323)	-
Interest expense - other	(1,043)	(1,084)	(3,473)	(2,879)
Change in fair value of derivative warrant and conversion liabilities	49	576	(1,679)	(1,918)
Foreign currency exchange, net	(203)	(58)	(68)	(346)
Loss on extinguishment	-	-	(892)	(526)
Financing expense	-	-	(2,072)	(564)
Other income	10	22	10	27
Other expense	(200)	(152)	(318)	(358)
Total other income (expense)	(1,324)	(648)	(14,715)	(6,490)

Loss before income taxes	(5,068)	(3,312)	(24,156)	(13,201)
Income tax benefit	139	636	737	1,717
Net loss	(4,929)	(2,676)	(23,419)	(11,484)
Net loss attributable to noncontrolling interest in Nutra SA	1,233	605	2,798	1,633
Net loss attributable to RiceBran Technologies shareholders	$(3,696)	$(2,071)	$(20,621)	$(9,851)

Loss per share attributable to RiceBran Technologies shareholders
Basic	$(0.47)	$(1.83)	$(4.05)	$(9.10)
Diluted	$(0.47)	$(1.83)	$(4.05)	$(9.10)

Weighted average number of shares outstanding
Basic	7,915,349	1,129,290	5,086,994	1,082,452
Diluted	7,915,349	1,129,290	5,086,994	1,082,452

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Comprehensive Loss
Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited) (in thousands)

	Three Months		Nine Months
	2014	2013	2014	2013

Net loss	$(4,929)	$(2,676)	$(23,419)	$(11,484)

Other comprehensive loss - foreign currency translation, net of tax	(1,044)	(89)	(414)	(901)

Comprehensive loss, net of tax	(5,973)	(2,765)	(23,833)	(12,385)

Comprehensive loss attributable to noncontrolling interest, net of tax	1,631	648	2,920	2,074

Total comprehensive loss attributable to RiceBran Technologies shareholders	$(4,342)	$(2,117)	$(20,913)	$(10,311)

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Balance Sheets
September 30, 2014 and December 31, 2013
(Unaudited) (in thousands, except share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,025	$5,091
Restricted cash	1,920	1,920
Accounts receivable, net of allowance for doubtful accounts of $587 and $501 (variable interest entity restricted $1,947 and $1,967)	3,045	2,673
Inventories	3,543	2,430
Income and operating taxes recoverable	524	585
Deposits and other current assets	1,245	833
Total current assets	12,302	13,532
Property, net (variable interest entity restricted $4,267 and $4,969)	26,104	24,958
Goodwill	4,720	4,139
Intangible assets, net	3,292	1,417
Other long-term assets	133	532
Total assets	$46,551	$44,578

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Accounts payable	$3,315	$4,489
Accrued salary, wages and benefits	2,319	2,610
Accrued expenses	4,230	3,089
Other liabilities	428	523
Current maturities of debt (variable interest entity nonrecourse $5,637 and $6,262)	5,703	8,250
Total current liabilities	15,995	18,961
Long-term debt, less current portion (variable interest entity nonrecourse $6,947 and $6,658)	11,784	10,919
Deferred tax liability	711	-
Derivative warrant liabilities	1,425	1,685
Total liabilities	29,915	31,565

Commitments and contingencies

Temporary Equity - Redeemable noncontrolling interest in Nutra SA	3,949	7,177

Equity:
Equity attributable to RiceBran Technologies shareholders:
Preferred stock, 20,000,000 shares authorized and none issued	-	-
Common stock, no par value, 25,000,000 shares authorized, 8,190,512 and 2,832,014 shares issued and outstanding	255,277	227,513
Accumulated deficit	(240,062)	(219,441)
Accumulated other comprehensive loss	(2,528)	(2,236)
Total equity attributable to RiceBran Technologies shareholders	12,687	5,836
Total liabilities, temporary equity and equity	$46,551	$44,578

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2014 and 2013
(Unaudited) (in thousands)

	2014	2013
Cash flow from operating activities:
Net loss	$(23,419)	$(11,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,079	2,975
Stock and share-based compensation	525	524
Change in fair value of derivative warrant and conversion liabilities	1,679	1,918
Loss on extinguishment	892	526
Financing expense	2,072	564
Impairment of property	-	300
Deferred tax benefit	(737)	(1,717)
Interest accreted	6,909	239
Other	285	335
Changes in operating assets and liabilities:
Accounts receivable	(503)	(253)
Inventories	(6)	463
Accounts payable and accrued expenses	(737)	2,595
Other	128	493
Net cash used in operating activities	(7,833)	(2,522)

Cash flows from investing activities:
Acquisition of H&N, net of cash acquired	(725)	-
Purchases of property	(4,221)	(2,301)
Proceeds from sale of property	23	847
Payment for license	-	(1,200)
Net cash used in investing activities	(4,923)	(2,654)

Cash flows from financing activities:
Payments of debt	(15,552)	(12,288)
Proceeds from issuance of debt, net of issuance costs	12,782	15,163
Proceeds from issuance of convertible debt and related warrants, net of costs	-	537
Proceeds from issuance of common stock and warrants, net of costs	12,952	-
Proceeds from sale of membership interest in RBT PRO	-	1,200
Other	(330)	300
Net cash provided by financing activities	9,852	4,912

Effect of exchange rate changes on cash and cash equivalents	(162)	(75)
Net change in cash and cash equivalents	(3,066)	(339)
Cash and cash equivalents, beginning of period	5,091	1,040
Cash and cash equivalents, end of period	$2,025	$701

Supplemental disclosures:
Cash paid for interest	$2,239	$1,785
Cash paid for income taxes	-	-

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

We have two reportable operating segments: (i) USA segment, which manufactures and distributes SRB in various granulations along with Stage II products (described below) and derivatives and formulates and co-packages products and (ii) Brazil segment, which extracts crude RBO and DRB from rice bran, which are then further processed into fully refined rice bran oil for sale internationally and in Brazil, compounded animal nutrition products and a number of valuable human food and animal nutrition products derivatives and co-products. In addition we incur corporate and other expenses not directly attributable to operating segments, which include costs related to our corporate staff, general and administrative expenses including public company expenses, intellectual property, professional fees, and other expenses.  No corporate allocations, including interest, are made to the operating segments.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The USA segment produces SRB inside two supplier rice mills in California and one owned facility in Louisiana.  A facility located in Lake Charles, Louisiana has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces our Stage II products RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB), RiBalance (a complete rice bran nutritional package derived from further processing SRB), and ProRyza, a family of protein products.  Stage II refers to the proprietary processes run at our Dillon, Montana facility and includes products produced at that facility using our patented processes.  In January 2014, we completed the acquisition of H&N Distribution Inc., now operating as Healthy Natural, Inc. (H&N), which has been integrated into our USA segment.  H&N is a formulator and co-packer of products targeted at customers in the direct marketing, internet sales and retail distribution markets, which operates a facility in Irving, Texas. H&N serves the natural products, nutritional supplement and nutraceutical and functional food (NFF) sectors.  We acquired H&N as part of our strategy to vertically integrate our business in order to leverage our proprietary and patented technologies.  Certain manufacturing facilities included in our USA segment have proprietary processing equipment and patented technology for the stabilization and further processing of rice bran into finished products.  In the three and nine months ended September 30, 2014, approximately 84% of USA segment revenue was from sales of human food products and the remainder was from sales of animal nutrition products.

The Brazil segment consists of the consolidated operations of Nutra SA, whose only operating subsidiary is Irgovel, located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human ingredient and animal nutrition markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  Irgovel recently started production of rice lecithin, which has application in human nutrition, animal nutrition and industrial applications.  DRB is compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market, sold as a raw material for further processing into human food ingredients or sold in bulk into the animal nutrition markets in Brazil and neighboring countries.  In 2013, approximately 45% of Brazil segment product revenue was from sales of RBO products and 55% was from sales of DRB products.  In the three and nine months ended September 30, 2014, approximately 36% of Brazil segment product revenue was from sales of RBO products and the remainder was from sales of DRB products, however Irgovel was shut down for a large portion of these periods to complete the final stages of a capital expansion project, and we expect product mix to return to historical levels in future periods.

NOTE 3. LIQUIDITY AND MANAGEMENT’S PLAN

In 2013 and the first nine months of 2014, we continued  to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern.  We believe that we now have adequate financial resources to operate our business for the next year and we will be able to obtain additional funds to operate our business, should it be necessary, however, there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We closed an underwritten public offering in December 2013 and completed stock and warrant offerings in the nine months ended September 30, 2014 which together provided us with net proceeds in excess of $20 million, allowing us to make additional investments in our Brazilian operations and provide cash for corporate purposes.  In January 2014, we completed the acquisition of H&N, the operations of which is generating operating cash flows.  Our Brazilian subsidiary, Irgovel, shut down operations in the first quarter of 2014 to complete the final stages of a major capital expansion.  The shutdown, capital expenditures and restart expenses have been a drain on cash.  Operations at Irgovel started again in the second quarter of 2014. Irgovel is expected to begin operating at its newly increased capacity in 2015. We expect Irgovel to begin to generate cash from operations in 2015.

NOTE 4. LOSS PER SHARE (EPS)

Basic EPS is computed by dividing net income (loss) attributable to RiceBran Technologies shareholders by the weighted average number of common shares outstanding during all periods presented.  Shares underlying options, warrants and convertible debt are excluded from the basic EPS calculation but are considered in calculating diluted EPS.  Nonvested shares that vest solely on the basis of a service condition are not included in the denominator of the computation of basic EPS.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Diluted EPS is computed by dividing the net income (loss) attributable to RiceBran Technologies shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the impact of assumed exercises and conversions is dilutive.  The dilutive effect of outstanding options and warrants is calculated using the treasury stock method.  The dilutive effect of outstanding convertible debt is calculated using the if-converted method.  Nonvested shares that vest solely on the basis of a service condition are included in the denominator of the computation of diluted EPS during their requisite service period under the treasury stock method.

Below are reconciliations of the numerators and denominators in the EPS computations for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to RiceBran Technologies shareholders	$(3,696)	$(2,071)	$(20,621)	$(9,851)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	7,915,349	1,129,290	5,086,994	1,082,452
Effect of dilutive securities outstanding	-	-	-	-
Diluted EPS - weighted average number of shares outstanding	7,915,349	1,129,290	5,086,994	1,082,452

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average exercise price for the three and nine months ended September 30, 2014 of $17.15 and $21.22)	206,077	181,584	176,170	179,912
Warrants (average exercise price for the three and nine months ended September 30, 2014 of $5.90 and $5.99)	5,227,728	716,917	4,043,101	751,653
Convertible debt	-	438,754	-	452,184
Nonvested stock	108,251	-	36,479	-

The impact of potentially dilutive securities outstanding at September 30, 2014 and 2013, was not included in the calculation of diluted EPS for the three and nine months ended September 30, 2014 and 2013 because to do so would be antidilutive.  Those securities listed in the table above which were antidilutive for the periods presented, which remain outstanding, could potentially dilute EPS in the future.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Cash	$1,800
Cash holdback for contingencies	200
Convertible notes payable	2,785
Total fair value of consideration transferred	4,785

Financial assets, including acquired cash of $1,075	1,314
Inventories	1,109
Property	963
Identified intangible asset estimate	3,848
Deferred income taxes, net	(1,448)
Financial liabilities	(1,709)
Net recognized amounts of identifiable assets acquired	4,077
Goodwill - USA segment	$708

The terms of the convertible notes payable are further discussed in Note 10.  The fair value of trade receivables at January 2, 2014, was $0.1 million which equaled the gross amount receivable.  The initial accounting for the acquisition is not complete, and is subject to change primarily for certain working capital adjustments provided for in the agreement and conclusions with regard to identified intangibles.  Preliminarily, we have assigned a $3.8 million value to a customer relationship intangible and we are amortizing that intangible over a three year period as follows: $1.7 million in 2014, $1.3 million in 2015 and $0.8 million in 2016.  In the three and nine months ended September 30, 2014, we recognized $0.4 million and $1.4 million of amortization expense in the USA segment related to this intangible.

Our consolidated revenues include $3.0 million and $9.3 million of H&N revenues for the three and nine months ended September 30, 2014.  After making a reasonable effort, we have been unable to determine the underlying information required to prepare pro forma information for the three and nine months ended September 30, 2013, as if the H&N acquisition had occurred January 1, 2013.

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

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$375	$1,686
Other current assets (restricted $1,947 and $1,967)	4,629	4,546
Property, net (restricted $4,267 and $4,969)	17,012	17,672
Goodwill and intangibles, net	4,242	4,812
Other noncurrent assets	44	27
Total assets	$26,302	$28,743

Current liabilities	$5,281	$6,514
Current portion of long-term debt (nonrecourse)	5,637	6,262
Long-term debt, less current portion (nonrecourse)	6,947	6,658
Total liabilities	$17,865	$19,434

Nutra SA’s debt is secured by its accounts receivable and property.  The non-Brazilian entities in our consolidated group do not guarantee any of Nutra SA’s debt.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of changes in redeemable noncontrolling interest in Nutra SA follows for the three and nine months ended September 30, 2014 and 2013 (in thousands).

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Redeemable noncontrolling interest in Nutra SA, beginning of period	$5,604	$7,836	$7,177	$9,262
Investors' interest in net loss of Nutra SA	(1,233)	(605)	(2,798)	(1,633)
Investors' interest in other comprehensive loss of Nutra SA	(398)	(43)	(122)	(441)
Investors' purchase of additional units of Nutra SA	120	300	120	300
Accumulated Yield classified as other current liability	(144)	-	(428)	-
Redeemable noncontrolling interest in Nutra SA, end of period	$3,949	$7,488	$3,949	$7,488

Investors' average interest in Nutra SA	37.8%	49.2%	41.6%	49.1%

In December 2010, we entered into a membership interest purchase agreement (MIPA) with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (Investors).  As of September 30, 2014 and December 31, 2013, the Investors interest was 37.4% and 45.9%.  In the three and nine months ended September 30, 2014, we invested an additional $1.5 million and $7.2 million in Nutra SA.  We invested an additional $1.0 million in Nutra SA between October 1, 2014, and November 14, 2014.  The Investors’ share of Nutra SA’s net income (loss) increases (decreases) redeemable noncontrolling interest.  We are restricted from competing with Nutra SA and Irgovel in Brazil as further described in the MIPA.

Redeemable noncontrolling interest in Nutra SA is recorded in temporary equity, above the equity section and after liabilities on our consolidated balance sheets, because the Investors have drag along rights which provide the Investors the ability to force a sale of Nutra SA assets in the future.  We have assessed the likelihood of the Investors exercising these rights as less than probable at September 30, 2014.  We will continue to evaluate the probability of the Investors exercising their drag along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors will exercise these rights.

Under the limited liability company agreement for Nutra SA (LLC agreement), as amended, any units held by the Investors beginning January 1, 2014, accrue a yield at 4% (the Yield).  Commencing with the first quarter of 2014, Nutra SA must make distributions to the Investors quarterly in the amount equal to the previously accrued and unpaid Yield plus any additional distributions owed to the Investors, to the extent there is distributable cash, as defined in the LLC agreement.  As of September 30, 2014, our balance sheet includes an other liability of $0.4 million for Yield accumulated and unpaid.  Nutra SA has made no Yield payments.

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

As of September 30, 2014, there have been no unwaived events of default.  Events of default, as defined in the MIPA and the October 2013 amendment of investment agreements, are:
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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

•	Failure of Irgovel to meet minimum quarterly processing targets, or
•	Failure of Irgovel to achieve EBITDA of at least $4.0 million in any year beginning in 2015.

As of September 30, 2014, there have been no qualifying events.  The LLC agreement defines a qualifying event as any event prior to September 16, 2014, which results, or will result, in (i) a person or group of persons exercising the right to appoint members to our board of directors holding one third or more of the votes of all board members, (ii) the sale, exchange, pledge or use as guarantee of one half or more of our ownership interest in Nutra SA to a third party or (iii) the bankruptcy of RiceBran Technologies or Nutra SA.

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

NOTE 7. INVENTORIES

Inventories are composed of the following (in thousands):

	September 30, 2014	December 31, 2013
Finished goods	$1,314	$1,194
Work in process	293	546
Raw materials	1,303	441
Packaging supplies	633	249
Total inventories	$3,543	$2,430

NOTE 8. PROPERTY

Property, plant and equipment consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Land	$377	$382
Furniture and fixtures	555	553
Plant	16,662	14,582
Computer and software	1,568	1,437
Leasehold improvements	563	200
Machinery and equipment	22,191	14,557
Construction in progress	28	7,517
Property	41,944	39,228
Less accumulated depreciation	15,840	14,270
Property, net	$26,104	$24,958

Included in accounts payable at September 30, 2014, is $0.2 million related to amounts payable for capital expansion project additions.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9. GOODWILL

A summary of goodwill activity follows for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Goodwill, beginning of period	$5,099	$4,374	$4,139	$4,773
USA Segment - Acquisition of H&N	33	-	708	-
Brazil segment - Effect of foreign currency translation	(412)	(43)	(127)	(442)
Goodwill, end of period	$4,720	$4,331	$4,720	$4,331

NOTE 10. EQUITY, SHARE-BASED COMPENSATION AND LIABILITY WARRANTS

In May 2014, shareholders approved an increase in our authorized shares of common stock from 6,000,000 shares to 25,000,000 shares.

A summary of equity activity for the nine months ended September 30, 2014, (in thousands, except share data) follows.

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Deficit	Loss	Equity
Balance, December 31, 2013	2,832,014	$227,513	$(219,441)	$(2,236)	$5,836
Share-based compensation, employees and directors	281,620	494	-	-	494
Stock and warrant offering proceeds, net	1,605,086	7,561	-	-	7,561
Warrant issued in private placement offering	-	430	-	-	430
Issuance of shares to former warrant holders and a note holder	1,688,985	-	-	-	-
Debt conversions	1,724,461	10,109	-	-	10,109
Change in classification of warrants to equity from liability	-	8,902	-	-	8,902
Other	58,346	268	-	-	268
Foreign currency translation	-	-	-	(292)	(292)
Net loss	-	-	(20,621)	-	(20,621)
Balance, September 30, 2014	8,190,512	$255,277	$(240,062)	$(2,528)	$12,687

A summary of stock option and warrant activity for the nine months ended September 30, 2014, follows.

	Options			Equity and Liability Warrants
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2013	179,437	$24.28	6.2	2,406,282	$6.33	4.5
Granted	141,134	4.77		2,986,205	5.51
Exercised	-	-		-	-
Forfeited, expired or cancelled	(40,465)	28.55		(164,759)	5.24
Outstanding, September 30, 2014	280,106	$13.84	7.8	5,227,728	$5.90	4.3
Exercisable, September 30, 2014	133,699	$22.83	5.7	5,227,728	$5.90	4.3

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes information related to outstanding warrants:

		As of September 30, 2014			As of December 31, 2013
Range of Exercise Prices	Type of Warrant	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$5.24	Liability (1)	426,489	$5.24	3.2	591,248	$5.24	2.9
$5.25 to $5.87	Equity	2,730,439	5.41	4.6	-	-	-
$6.55 to $6.63	Equity	2,055,767	6.55	4.2	1,800,001	6.55	5.0
$16.00 to $16.80	Equity	12,004	16.40	0.4	12,004	16.40	4.5
$46.80	Equity	3,029	46.80	2.9	3,029	46.80	2.9
		5,227,728	$5.90	4.3	2,406,282	$6.33	4.5

(1)	The warrants contain full ratchet anti-dilution provisions.

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

The first closing on a private placement offering occurred in March 2014.   We issued convertible notes in the principal amount of $4.9 million and warrants for the purchase of up to 1,399,614 shares of common stock ($5.25 per share exercise price and March 2019 expiration).   We contributed $1.0 million of the $4.3 million proceeds, net of $0.6 million of costs, to Nutra SA, and intend to use the remainder of the proceeds for capital projects in the United States and for general corporate purposes.  On a fully diluted basis, at issuance we had available shares of common stock for 15.8% of the shares underlying the Warrants.  To the extent there were available shares, we allocated proceeds to equity for the warrants ($0.4 million).  We recorded a derivative liability for the warrants to the extent there were not available shares ($5.0 million).  We recorded $1.1 million in financing expense at closing representing the excess of the amounts recorded for the warrants over the net proceeds from the offering.  The convertible notes issued in the offering were initially recorded with a discount equal to the face amount of the notes.  As discussed below, in Debt Conversions section, these notes converted in May 2014.

The second closing on a private placement offering occurred in May 2014.   We issued convertible notes in the principal amount of $1.2 million and warrants for the purchase of up to 357,075 shares of common stock, with an exercise price of $5.25 per share and a May 2019 expiration.  We contributed $0.5 million of the $1.1 million proceeds, net of $0.2 million of costs, to Nutra SA, and intend to use the remainder of the proceeds for capital projects in the United States and for general corporate purposes.  On a fully diluted basis, at issuance we had no available shares of common stock for the shares underlying these warrants and, as a result, recorded a derivative liability for the fair value of these warrants at issuance ($2.0 million).  We recorded $1.0 million in financing expense at closing, representing the excess of the amounts recorded for the warrants over the net proceeds from the offering.  The convertible notes issued in the offering were initially recorded with a discount equal to the face amount of the notes.  As discussed below, in Debt Conversions section, these notes converted in May 2014.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

In October 2014, we issued and sold 1,181,695 shares of common stock and warrants to purchase 1,181,695 shares of common stock (exercise price of $5.27 per share, exercisable beginning April 2015, April 2020 expiration) for $5.40 per unit, where a unit is one share of common stock and a warrant to purchase one share of common stock.  The underwriters on the offering also received a warrant for the purchase of 94,536 shares of common stock (exercise price of $5.27 per share and October 2019 expiration).  The estimated net proceeds from the offering of $5.8 million, after deducting underwriting discounts and commissions and other estimated cash offering expenses of $0.6 million, will be included in common stock.  We intend to use the proceeds for investments in USA segment capital projects and to fund Brazil working capital needs.

Equity Incentive Plan

The board of directors adopted our 2014 equity incentive plan in August 2014, after the plan was approved by shareholders.  A total of 1,600,000 shares of common stock were initially reserved for issuance under the plan.  Under the terms of the plan, we may grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services on such terms as are determined by the board of directors.  Our board of directors administers the plan, determines vesting schedules on plan awards and may accelerate the vesting schedules for award recipients.  The options granted under the plan have terms of up to 10 years.

In the third quarter of 2014, in addition to granting the options listed in the summary of stock option and warrant activity above, we issued common stock to directors and officers at a grant date fair value of $4.91 per share.  We issued 52,412 shares which vest in August 2015 (or at the next annual shareholder meeting date if earlier), 44,026 shares which vested in August 2014, 64,938 shares which vest in equal installments over 36 months, and 120,244 shares which vest in August 2017.  In the third quarter of 2014, we recognized $0.3 million in compensation.  As of September 30, 2014, we expect to recognize the remaining $1.0 million of unrecognized compensation over a weighted average period of 2.4 years.

Issuance of Shares to Former Warrant Holders and Note Holder

In the fourth quarter of 2013, the holders of our subordinated convertible notes agreed to amend their notes to reduce the interest rate to 5% from 10%, change the maturity of the notes to July 2016 (if there was a different maturity date) and to remove the conversion feature and antidilution protections upon the closing of an equity raise in excess of $7.0 million (Modification).  Concurrently, certain warrant holders agreed to exchange warrants to purchase 496,060 shares of common stock for the future issuance of 1,554,734 shares of our common stock (Exchange).  Most of the warrants impacted (warrants to purchase 441,395 shares) were warrants issued to the note holders when their notes were originally issued and had contained antidilution protections which caused them to be carried at fair value on our balances sheets.  The former warrant holders committed to exchange their warrants, which were cancelled upon our closing an equity raise in the fourth quarter of 2013.  The fair market value of the shares was recorded in common stock in the fourth quarter of 2013.  We issued the shares, as required, after shareholders approved an increase in our authorized shares of common stock in May 2014.

In the fourth quarter of 2013, we also issued $500,000 of notes to a holder and agreed to issue the holder 134,250 shares of common stock.  The fair market value of the shares was recorded in common stock in the fourth quarter of 2013.  We issued these shares, as required, after shareholders approved an increase in our authorized shares of common stock in May 2014.

Debt Conversions

In connection with the January 2014 acquisition of H&N, we issued convertible promissory notes in the face amount of $3.3 million.  The notes were due in equal quarterly payments commencing on March 31, 2015, and ending on December 31, 2018 and bore interest at 1% per year until January 2015, 5% per year from February 2015 until January 2016 and 10% per year after January 2016.  We recorded the notes at their $2.2 million fair value and the conversion features at their $0.6 million fair value on the date of issuance.  We accreted the notes at an effective interest rate of 18.9%, until the notes, and accumulated interest thereon, converted into 543,894 shares of common stock upon our issuance of shares to the former warrant holders in the Exchange.  The notes converted in May 2014.  Upon conversion, we recognized a $0.9 million loss on extinguishment for the difference between the fair value of the shares issued ($3.9 million) and the carrying amount of the notes ($2.4 million) and related conversion feature ($0.6 million).

The convertible notes issued in the March 2014 and May 2014  closings, due in July 2016, bore interest at 5% interest until the $6.2 million outstanding on the notes, including accumulated interest thereon (less than $0.1 million), automatically converted in May 2014, at a conversion price of $5.25, into 1,180,567 shares of common stock upon shareholders voting to approve an increase in our authorized shares of common stock.  When the notes converted, we recognized interest expense of $6.2 million, to accrete the notes to their face value, and increased equity $6.2 million.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

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

Warrants that Contain Antidilution Clauses

As of September 30, 2014, we have two warrant agreements outstanding (with one holder) that contain antidilution clauses.  The related warrants are classified as derivative warrant liabilities in our balance sheets.  Under the antidilution clauses contained in these warrants, in the event of equity issuances at prices below the exercise prices of these warrants, we may be required to lower the exercise price on these warrants and increase the number of shares underlying these warrants.  Equity issuances may include issuances of our common stock, certain awards of options to employees, and issuances of warrants and/or other convertible instruments.

NOTE 11. DEBT

The following table summarizes current and long-term portions of debt (in thousands).

	September 30, 2014	December 31, 2013
Corporate segment:
Senior revolving note, net	$-	$1,988
Subordinated notes, net	4,780	4,261
Other	123	-
	4,903	6,249
Brazil segment:
Capital expansion loans	4,160	4,795
Working capital lines of credit	3,001	3,213
Advances on export letters of credit	1,824	2,386
Special tax programs	3,492	2,351
Other	107	175
	12,584	12,920
Total debt	17,487	19,169
Current portion	5,703	8,250
Long-term portion	$11,784	$10,919

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

Subordinated Notes

As of September 30, 2014, subordinated notes in the principal amount of $6.5 million remain outstanding.  The notes bear interest of 5% per year, payable quarterly, and mature in July 2016.  We are accreting the notes up to their face value at an average annual interest rate of 22.7%.  In connection with the Modification discussed further in Note 10, during the fourth quarter of 2013, the holders of our subordinated convertible notes agreed to amend their notes to reduce the annual interest rate to 5% from 10%, change the maturity of the notes to July 2016 (if there was a different maturity date) and to remove the conversion feature and antidilution protections included in the notes.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Brazil Segment

All Brazil segment debt is denominated in the Brazilian Real (R$), except advances on export letters of credit which are denominated in U.S. Dollars.

Capital Expansion Loans

In December 2011, Irgovel entered into loan agreements with the Bank of Brazil.  The annual interest rate on the loans is 6.5%, payable quarterly and the loans mature December 2021.  Irgovel must make monthly principal payments under each of the loans.  Irgovel used R$1.5 million of the proceeds for working capital purposes and the remainder for the purchase of equipment and machinery.

In July 2012, Irgovel entered into an agreement with the bank under which it borrowed R$1.7 million for the purchase of certain equipment at an annual interest rate of 5.5%.  Interest is payable quarterly on the amounts outstanding and the maturity date of the loans is July 2019.  Irgovel must make monthly principal payments under the loan.  The loan is secured by the related equipment.

Working Capital Lines of Credit

Irgovel has working capital lines of credit secured by accounts receivable.  The total amount of borrowing cannot exceed 30%-110% of the collateral, depending on the agreement.  The annual interest rates on this debt range from 10.4% to 34.8%, and average 22.8%.  Principal maturities of amounts outstanding extend through November 2016.

Advances on Export Letters of Credit

Irgovel obtains advances against certain accounts receivable backed by export letters of credit.  The annual interest rates on these advances range from 5.9% to 10.0%, and average 8.1%.  Principal maturities of amounts outstanding extend through March 2015.

Special Tax Programs

Irgovel has unsecured notes payable for Brazilian federal and social security taxes under special Brazilian government tax programs.  During the third quarter of 2014, Irgovel’s debt under several notes was consolidated into one note and Irgovel financed an additional $0.9 million of taxes payable under the programs.  Principal and interest payments are due monthly through January 2029.  Interest on the notes is payable monthly at the Brazilian SELIC target rate, which was 11.0% at September 30, 2014.

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

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  To date, only Irgovel has received formal legal notice.  In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration.  As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  We believe any payout due to the lawsuit will be made out of the escrow account.  As of September 30, 2014 and December 31, 2013, the balance in the escrow account was $1.9 million and is included in restricted cash in our balance sheets.  There is an escrow liability related to the lawsuit in accrued expenses on our balance sheets. When the escrow account was funded, we established an accrued liability equal to the amount of the escrow for contingencies and the net balance due to the Sellers under the terms of the Purchase Agreement.  As of September 30, 2014, after paying or accruing specific pre-acquisition liabilities, a balance of $1.6 million remains accrued to settle as yet unidentified contingencies.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.

Diabco Life Sciences, LLC

In January 2012, we filed a complaint in the Superior Court of California, Sacramento County, seeking damages arising out of Diabco Life Sciences, LLC’s (Diabco) breach of a 2008 promissory note in the principal amount of $0.5 million.  At trial in August 2013, Diabco stipulated that total damages through July 2013, including interest and late fees, amounted to $0.9 million.  In September 2013, the court issued its tentative statement of decision indicating that judgment will be entered in our favor in the amount of $0.9 million as of July 2013, plus interest.  In January 2014, the court issued its final judgment in the amount of $1.0 million.  Diabco filed a notice of appeal which was dismissed in October 2014.  We have no receivable from Diabco recorded in the accompanying financial statements, as recovery of the judgment is not reasonably assured.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13. SEGMENT INFORMATION

The tables below present segment information for the periods identified and provide reconciliations of segment information to total consolidated information (in thousands).

Three Months Ended September 30, 2014	Corporate	USA	Brazil	Consolidated
Revenues	$-	$5,895	$4,516	$10,411
Cost of goods sold	-	3,867	5,579	9,446
Gross profit	-	2,028	(1,063)	965
Depreciation and amortization (in selling, general and administrative)	(14)	(502)	(179)	(695)
Other operating expense	(1,624)	(1,095)	(1,295)	(4,014)
Income (loss) from operations	$(1,638)	$431	$(2,537)	$(3,744)

Net income (loss) attributable to RiceBran Technologies	$(1,723)	$431	$(2,404)	$(3,696)
Interest expense	274	-	769	1,043
Depreciation (in cost of goods sold)	-	255	842	1,097
Purchases of property	15	661	258	934

Nine Months Ended September 30, 2014	Corporate	USA	Brazil	Consolidated
Revenues	$-	$17,636	$11,802	$29,438
Cost of goods sold	-	12,360	13,503	25,863
Gross profit	-	5,276	(1,701)	3,575
Depreciation and amortization (in selling, general and administrative)	(38)	(1,699)	(535)	(2,272)
Other operating expense	(4,593)	(2,891)	(3,260)	(10,744)
Income (loss) from operations	$(4,631)	$686	$(5,496)	$(9,441)

Net income (loss) attributable to RiceBran Technologies	$(16,201)	$686	$(5,106)	$(20,621)
Interest expense	7,664	-	2,132	9,796
Depreciation (in cost of goods sold)	-	768	2,039	2,807
Purchases of property	131	1,519	2,571	4,221

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended September 30, 2013	Corporate	USA	Brazil	Consolidated
Revenues	$-	$3,065	$5,660	$8,725
Cost of goods sold	-	2,332	5,623	7,955
Gross profit	-	733	37	770
Depreciation and amortization (in selling, general and administrative)	(6)	(119)	(177)	(302)
Other operating expense	(1,292)	(622)	(1,218)	(3,132)
Loss from operations	$(1,298)	$(8)	$(1,358)	$(2,664)

Net loss attributable to RiceBran Technologies shareholders	$(1,433)	$(8)	$(630)	$(2,071)
Interest expense	666	-	418	1,084
Depreciation (in cost of goods sold)	-	207	468	675
Purchases of property	6	19	1,026	1,051

Nine Months Ended September 30, 2013	Corporate	USA	Brazil	Consolidated
Revenues	$-	$9,099	$17,723	$26,822
Cost of goods sold	-	6,895	16,913	23,808
Gross profit	-	2,204	810	3,014
Depreciation and amortization (in selling, general and administrative)	(17)	(358)	(576)	(951)
Other operating expense	(3,627)	(1,743)	(3,404)	(8,774)
Income (loss) from operations	$(3,644)	$103	$(3,170)	$(6,711)

Net income (loss) attributable to RiceBran Technologies shareholders	$(8,255)	$103	$(1,699)	$(9,851)
Interest expense	1,541	-	1,338	2,879
Depreciation (in cost of goods sold)	-	665	1,359	2,024
Purchases of property	12	147	2,142	2,301

The tables below present segment information for selected balance sheet accounts (in thousands).

	Corporate	USA	Brazil	Consolidated
As of September 30, 2014
Inventories	$-	$2,167	$1,376	$3,543
Property, net	150	8,942	17,012	26,104
Goodwill	-	708	4,012	4,720
Intangible assets, net	-	3,062	230	3,292
Total assets	3,668	16,580	26,303	46,551

As of December 31, 2013
Inventories	-	870	1,560	2,430
Property, net	55	7,231	17,672	24,958
Goodwill	-	-	4,139	4,139
Intangible assets, net	-	745	672	1,417
Total assets	6,039	9,796	28,743	44,578

Corporate segment total assets include cash, restricted cash, property and other assets.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents revenue by geographic area for the three and nine months ended September 30, 2014 and 2013 (in thousands).

	Three Months		Nine Months
	2014	2013	2014	2013
United States	$5,948	$3,052	$16,986	$9,714
Brazil	4,063	4,048	11,030	13,845
Other international	400	1,625	1,422	3,263
Total revenues	$10,411	$8,725	$29,438	$26,822

NOTE 14. FAIR VALUE MEASUREMENT

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of September 30, 2014, the fair value of our USA segment debt (Level 3 measurement) is approximately $0.2 million higher than the $4.7 million carrying value of that debt, based on current market rates for similar debt with similar maturities.  The fair value of our Brazil segment debt (Level 3 measurement) approximates the carrying value of that debt based on the current market rates for similar debt with similar maturities.

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

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

	Level 1	Level 2	Level 3	Total
Total liabilities at fair value, as of September 30, 2014 - derivative warrant liabilities	$-	$-	$(1,425)	$(1,425)

Total liabilities at fair value, as of December 31, 2013 - derivative warrant liabilities	$-	$-	$(1,685)	$(1,685)

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

	September 30, 2014	December 31, 2013
Risk-free interest rate	0.1% - 0.9%	0.1% - 0.6%
	(0.9% weighted average)	(0.5% weighted average)
Expected volatility	98.8% - 99.4%	104.5% - 108.0%
	(99.2% weighted average)	(106.8% weighted average)

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3		Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)
Nine Months Ended September 30, 2014
Derivative warrant liability	$(1,685)	$(1,621)	$(7,021)	$8,902	(2)	$(1,425)	$76
Derivative conversion liability	-	(58)	(589)	647	(3)	-	-
Total Level 3 fair value	$(1,685)	$(1,679)	$(7,610)	$9,549		$(1,425)	$76

Nine Months Ended September 30, 2013
Derivative warrant liability	$(4,520)	$(1,413)	$(575)	$-		$(6,508)	$(1,413)
Derivative conversion liability	(2,199)	(505)	(588)	99	(3)	(3,193)	(896)
Total Level 3 fair value	$(6,719)	$(1,918)	$(1,163)	$99		$(9,701)	$(2,309)

(1)	Included in change in fair value of derivative warrant and conversion liabilities in our consolidated statements of operations.
(2)	Represents transfers to equity as a result of increases in authorized and unissued shares of common stock available for settlement of certain warrants.
(3)	Represents reduction in conversion liability as a result of debt conversions.

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

In connection with the Exchange, warrants beneficially owned by Mr. Halpern for the purchase of up to 185,714 shares of common stock ($14.00 per share exercise price with a July 31, 2017 expiration), related to the subordinated convertible notes were cancelled in exchange for 634,679 shares of our common stock (with a fair value of $2.9 million at time of the Exchange).  The shares were not required to be issued until after our shareholders approved an increase in our authorized shares of common stock, which occurred on May 30, 2014.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the Exchange, other warrants beneficially owned by Mr. Halpern for the purchase of up to 45,683 shares of common stock ($14.00 per share exercise prices and expirations between January 2017 and August 2017) were cancelled in exchange for 75,377 shares of our common stock (with a fair value of $0.3 million at time of the Exchange).  The shares were not required to be issued until after our shareholders approved an increase in our authorized shares of common stock, which occurred on May 30, 2014.

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

In connection with the Exchange, warrants beneficially owned by Mr. Short for the purchase of up to 2,020 shares of common stock ($14.00 per share exercise prices and expirations of July 2017 and May 2018), including the PIK warrant, were cancelled in exchange for 6,674 shares of our common stock.  The shares were not required to be issued until after our shareholders approved an increase in our authorized shares of common stock, which occurred on May 30, 2014.

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

In January 2014, we entered into a $0.1 million, 5% unsecured, promissory note with Nicole McKnight.  We paid all principal and interest due under the note in October 2014.

During the three and nine months ended September 30, 2013, prior to the acquisition, we had product sales to H&N totaling $0.2 million and $0.6 million.

NOTE 16. INCOME TAXES

In connection with our accounting for the acquisition of H&N in January 2014, we established deferred tax liabilities of $1.4 million.  These deferred tax liabilities primarily relate to intangibles recorded for financial reporting purposes, which are not deductible for tax purposes. We expect to utilize the benefit of our net operating loss carryforwards and current net operating losses against the taxable income as these deferred tax liabilities reverse.  As a result, we reduced the valuation allowance on $0.2 million of our United States net operating loss carryforwards and recognized a deferred income tax benefit in the three and nine months ended September 30, 2014.

Utilization of net operating loss carryforwards may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended and similar state regulations.  The annual limitations may result in the expiration of substantial net operating loss carryforwards before utilization.  We have not completed the necessary analyses to determine the amount of such limitation. However, we expect any limitations will not impair our ability to realize the tax benefit recognized in 2014.

NOTE 17. CONCENTRATION OF CREDIT RISK

One USA segment customer accounted for approximately 29% of our consolidated revenues for the nine months ended September 30, 2014 and 7% of our consolidated revenues for the nine months ended September 30, 2013.  This customer accounted for approximately 2% of our consolidated accounts receivable balances at September 30, 2014 and 2013.

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

In 2013 and the first nine months of 2014, we experienced losses and negative cash flows from operations on a consolidated basis which raises substantial doubt about our ability to continue as a going concern.  We believe that we now have adequate financial resources to operate our business for the next year and we will be able to obtain additional funds to operate our business, should it be necessary. However, there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We closed an underwritten public offering in December 2013 and completed stock and warrant offerings in the nine months ended September 30, 2014 which together provided us with net proceeds in excess of $20 million, allowing us to make additional investments in our Brazilian operations and provide cash for corporate purposes.  In January 2014, we completed the acquisition of H&N Distribution Inc., now operating as Healthy Natural, Inc. (H&N), the operations of which is generating operating cash flows.  Our Brazilian subsidiary, Irgovel, shut down operations in the first quarter of 2014 to complete the final stages of a major capital expansion.  The shutdown and capital expenditures have been a drain on cash.  Operations at Irgovel started again in the second quarter of 2014. Irgovel is expected to begin operating at its newly increased capacity in 2015. We expect Irgovel to begin to generate cash from operations in 2015.

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

We have two reportable operating segments: (i) USA segment, which manufactures and distributes SRB in various granulations along with Stage II products (described below) and derivatives and formulates and co-packages products and (ii) Brazil segment, which extracts crude RBO and DRB from rice bran, which are then further processed into fully refined rice bran oil for sale internationally and in Brazil, compounded animal nutrition products and a number of valuable human food and animal nutrition products derivatives and co-products. In addition we incur corporate and other expenses not directly attributable to operating segments, which include costs related to our corporate staff, general and administrative expenses including public company expenses, intellectual property, professional fees, and other expenses.  No corporate allocations, including interest, are made to the operating segments.

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

The USA segment produces SRB inside two supplier rice mills in California and one owned facility in Louisiana.  A facility located in Lake Charles, Louisiana has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces our Stage II products RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB), RiBalance (a complete rice bran nutritional package derived from further processing SRB), and ProRyza, a family of protein products.  Stage II refers to the proprietary processes run at our Dillon, Montana facility and includes products produced at that facility using our patented processes.  In January 2014, we completed the acquisition of H&N which has been integrated into our USA segment.  H&N is a formulator and co-packer of products targeted at customers in the direct marketing, internet sales and retail distribution markets, which operates a facility in Irving, Texas. H&N serves the natural products, nutritional supplement and nutraceutical and functional food (NFF) sectors.  We acquired H&N as part of our strategy to vertically integrate our business in order to leverage our proprietary and patented technologies.  Certain manufacturing facilities included in our USA segment have proprietary processing equipment and patented technology for the stabilization and further processing of rice bran into finished products.  In the three and nine months ended September 30, 2014, approximately 84% of USA segment revenue was from sales of human food products and the remainder was from sales of animal nutrition products.

Index
The Brazil segment consists of the consolidated operations of Nutra SA, whose only operating subsidiary is Irgovel, located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human ingredient and animal nutrition markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  Irgovel recently started production of rice lecithin, which has application in human nutrition, animal nutrition and industrial applications.  DRB is compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market, sold as a raw material for further processing into human food ingredients or sold in bulk into the animal nutrition markets in Brazil and neighboring countries.  In 2013, approximately 45% of Brazil segment product revenue was from sales of RBO products and 55% was from sales of DRB products.  In the three and nine months ended September 30, 2014, approximately 36% of Brazil segment product revenue was from sales of RBO products and the remainder was from sales of DRB products, however Irgovel was shut down for a large portion of these periods to complete the final stages of a capital expansion project, and we expect product mix to return to historical levels in future periods.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2014 and 2013

Consolidated net loss attributable to RiceBran Technologies shareholders for the three months ended September 30, 2014, was $3.7 million, or $0.47 per share, compared to a loss of $2.1 million, or $1.83 per share, for the three months ended September 30, 2013.

Revenue and Gross Profit

Revenues (in thousands):

	Three Months Ended September 30,
	2014	% of Total Revenues	2013	% of Total Revenues	Change	% Change
USA segment	$5,895	56.6	$3,065	35.1	$2,830	92.3
Brazil segment	4,516	43.4	5,660	64.9	(1,144)	(20.2)
Total revenues	$10,411	100.0	$8,725	100.0	$1,686	19.3

Consolidated revenues for the three months ended September 30, 2014, were $10.4 million compared to $8.7 million in the prior year period, an increase of $1.7 million, or 19.3%.

USA segment revenues increased $2.8 million, or 92.3% in 2014 compared to 2013.  Animal feed product revenues decreased $0.4 million on lower volume while human nutrition product revenues increased $3.2 million, in large part due to increased sales in the human functional food market as a result of the acquisition of H&N.  The decline in animal feed revenue was primarily attributable to reduced sales to two large, but low margin customers.  We continue to focus on increasing the higher margin human nutrition product revenue in our mix of revenues.

Brazil segment revenues decreased $1.1 million, or 20.2% in 2014 compared to 2013.  Revenues decreased less than $0.1 million as a result of the 0.8% decline in the average exchange rate between these periods.  On a local currency basis, prior to translation into US dollars, Brazil segment revenues decreased 20.6% year over year.  Revenues were negatively affected by the Irgovel plant shut down that began in January 2014.  The plant was shut down until April 2014 for expansion of the rice bran oil extractor, the key functional part of the plant, as well as installation of a new desolventizing/toasting system.  Production began again in April 2014 on a limited basis.  During the 2014 first quarter, inventory available for sale was limited to certain animal feed products that utilized DRB that had been stockpiled prior to the shutdown.  Production yields were limited by the quality of rice bran stored during shut down.  Bran stored for long periods develops higher fatty acid levels requiring additional refinement.  Bran normally is processed within days of receipt.  During the 2014 third quarter, Irgovel experienced production downtimes due to an equipment failure and was unable to secure raw bran as a result of disengaging with bran suppliers during the shutdown and working capital issues, which reduced production and product available for sale.  Irgovel plans to shut down for two weeks in December 2014 for annual maintenance and to resume operations in 2015 at its new increased capacity.  In the fourth quarter, with the additional contributions of capital, we have not experienced bran supply issues.

Index
Gross profit (in thousands):

	Three Months Ended September 30,
	2014	Gross Profit %	2013	Gross Profit %	Change	Change in Gross Profit %
USA segment	$2,028	34.4	$733	23.9	$1,295	10.5
Brazil segment	(1,063)	(23.5)	37	0.7	(1,100)	(24.2)
Total gross profit	$965	9.3	$770	8.8	$195	0.5

Consolidated gross profit in the third quarter of 2014 increased $0.2 million, or 0.5 percentage points, to $1.0 million for the three months ended September 30, 2014, compared to $0.8 million in the prior year period.

The USA segment gross profit increased $1.3 million, to $2.0 million in 2014, from $0.7 million in 2013. The improvement was attributable to increased human nutrition product revenues derived from the acquisition of H&N and the resulting shift in sales mix from animal to human.  Raw bran prices were relatively unchanged quarter over quarter.

Brazil segment gross profit declined $1.1 million, or 24.2 percentage points.  As noted above, the Irgovel plant was shut down in January 2014.  Production began again at the beginning of the second quarter on a limited basis and raw bran processing levels steadily increased throughout the second quarter of 2014.  Processing levels are expected to reach approximately 150% of pre-expansion raw bran processing levels consistently in 2015.  The amount of raw bran processed in the third quarter of 2014 was significantly lower than in the third quarter of 2013 due to the shutdown and subsequent restart issues. In addition, the Irgovel plant experienced a mechanical breakdown in September resulting in a complete plant shutdown of approximately one week which negatively impacted quarterly revenues.

Operating Expenses (in thousands):

	Three Months Ended September 30, 2014
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,624	$1,095	$1,295	$4,014
Depreciation and amortization	14	502	179	695
Total operating expenses	$1,638	$1,597	$1,474	$4,709

	Three Months Ended September 30, 2013
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,292	$622	$1,218	$3,132
Depreciation and amortization	6	119	177	302
Total operating expenses	$1,298	$741	$1,395	$3,434

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$(332)	$(473)	$(77)	$(882)
Depreciation and amortization	(8)	(383)	(2)	(393)
Total operating expenses	$(340)	$(856)	$(79)	$(1,275)

Consolidated operating expenses were $4.7 million for the third quarter of 2014, compared to $3.4 million for the third quarter of 2013, an increase of $1.3 million.

Corporate segment selling, general and administrative expenses (SG&A) increased $0.3 million. A $0.2 million increase in share-based board compensation was offset by a $0.2 million reduction in legal expenses. Bonus expense increased $0.2 million and the remainder of the increase related to additional investor relations costs.

USA segment SG&A expenses also increased $0.5 million. Additional expenses related to operations and management of H&N, acquired in January 2014 were approximately $0.3 million.  The remainder of the increase related to increased to bonus and travel expenses.

Brazil segment SG&A increased $0.1 million primarily relating to bonuses earned for meeting capital expansion project target dates.

Index
USA segment depreciation and amortization expense increased $0.4 million due to amortization of a customer relationship intangible asset of $3.8 million established in January 2014 upon the acquisition of H&N. Amortization of the intangible is occurring on an accelerated basis over a three year period.

Other Income (Expense) (in thousands):

	Three Months Ended September 30, 2014
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$63	$63
Interest expense	(274)	-	(769)	(1,043)
Foreign currency exchange, net	-	-	(203)	(203)
Change in fair value of derivative warrant and conversion liabilities	49	-	-	49
Other	-	-	(190)	(190)
Other income (expense)	$(225)	$-	$(1,099)	$(1,324)

	Three Months Ended September 30, 2013
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$48	$48
Interest expense	(666)	-	(418)	(1,084)
Foreign currency exchange, net	-	-	(58)	(58)
Change in fair value of derivative warrant and conversion liabilities	576	-	-	576
Other	(46)	-	(84)	(130)
Other income (expense)	$(136)	$-	$(512)	$(648)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$15	$15
Interest expense	392	-	(351)	41
Foreign currency exchange, net	-	-	(145)	(145)
Change in fair value of derivative warrant and conversion liabilities	(527)	-	-	(527)
Other	46	-	(106)	(60)
Other income (expense)	$(89)	$-	$(587)	$(676)

Consolidated other expense was $1.3 million for the third quarter of 2014, compared to other expense of $0.6 million for the third quarter of 2013.

The Corporate segment experienced a $0.4 million decrease in interest expense as a result of lower average outstanding borrowings. The convertible notes issued in the private placement offering March 2014 and May 2014 closings, automatically converted in May 2014 upon shareholders  approving an increase in our authorized shares of common stock and we paid off our senior revolving note in June 2014.

The Corporate segment also experienced a $0.5 million decrease in income from the change in the fair value of derivative warrant and conversion liabilities.  Our liability warrants and conversion liabilities are valued using the lattice model each reporting period and the resulting change in fair value is recorded in the statements of operations.  The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants and make certain other assumptions.  The changes in our stock price between periods contributed to the change.  During the third quarter of 2014 we had no conversion liabilities.

In the Brazil segment, the $0.4 million increase in interest expense was a result of an increase in average debt and interest bearing payables outstanding and the $0.1 million increase in foreign currency exchange losses, related to the Brazil segment’s US Dollar denominated debt.

NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013

Consolidated net loss attributable to RiceBran Technologies shareholders for the nine months ended September 30, 2014, was $20.6 million, or $4.05 per share, compared to a loss of $9.9 million, or $9.10 per share, for the nine months ended September 30, 2013.

Index
Revenue and Gross Profit

Revenues (in thousands):

	Nine Months Ended September 30,
	2014	% of Total Revenues	2013	% of Total Revenues	Change	% Change
USA segment	$17,636	59.9	$9,099	33.9	$8,537	93.8
Brazil segment	11,802	40.1	17,723	66.1	(5,921)	(33.4)
Total revenues	$29,438	100.0	$26,822	100.0	$2,616	9.8

Consolidated revenues for the nine months ended September 30, 2014, were $29.4 million compared to $26.8 million in the prior year period, an increase of $2.6 million, or 9.8%.

USA segment revenues increased $8.5 million, or 93.8%, in 2014 compared to 2013.  Animal feed product revenues decreased $1.4 million on lower volume while human nutrition product revenues increased $9.9 million, in large part due to increased sales in the human functional food market as a result of the acquisition of H&N.  The decline in animal feed revenue was primarily attributable to reduced sales to two large, but low margin customers.  We continue to focus on increasing the higher margin human nutrition product revenues.

Brazil segment revenues decreased $5.9 million, or 33.4%, in 2014 compared to 2013.  Revenues decreased $1.0 million as a result of the 7.7% decrease in the average exchange rate between these periods.  On a local currency basis, prior to translation into US dollars, Brazil segment revenues decreased 28.2% year over year.  Revenues were negatively affected by the Irgovel plant shut down that began in January 2014.  The plant was shut down until April 2014 for expansion of the rice bran oil extractor, the key functional part of the plant, as well as installation of a new desolventizing/toasting system.  Production began again in April 2014 on a limited basis.  During the 2014 first quarter of the shutdown period, inventory available for sale was limited to certain animal feed products that utilized DRB that had been stockpiled prior to the shutdown.  Production yields were limited by the quality of rice bran stored during shut down.  Bran stored for long periods develops higher fatty acid levels requiring additional refinement.  Bran normally is processed within days of receipt.  During the 2014 third quarter, Irgovel experienced production downtimes due to an equipment failure and was unable to secure raw bran as a result of disengaging with bran suppliers during the shut down and working capital issues, which reduced production and product available for sale.  Irgovel plans to shut down for two weeks in December 2014 for annual maintenance and to resume operations in 2015 at its new increased capacity.  In the fourth quarter, with the additional contributions of capital, we have not experienced bran supply issues.

Gross profit (in thousands):

	Nine Months Ended September 30,
	2014	Gross Profit %	2013	Gross Profit %	Change	Change in Gross Profit %
USA segment	$5,276	29.9	$2,204	24.2	$3,072	5.7
Brazil segment	(1,701)	(14.4)	810	4.6	(2,511)	(19.0)
Total gross profit	$3,575	12.1	$3,014	11.2	$561	0.9

Consolidated gross profit in the first nine months of 2014 increased $0.6 million, or 0.9 percentage points, to $3.6 million for the nine months ended September 30, 2014, compared to $3.0 million in the prior year period.

The USA segment gross profit increased $3.1 million, to $5.3 million in 2014, from $2.2 million in 2013.  The improvement was attributable to increased human nutrition product revenues derived from the acquisition of H&N and the resulting shift in sales mix from animal to human.  Raw bran prices were relatively flat between periods.

Index
Brazil segment gross profit declined $2.5 million between periods.  As noted previously, the Irgovel plant was shut down in January 2014.  Production began again at the beginning of the second quarter on a limited basis raw bran processing levels steadily increased through the second quarter of 2014.  Processing levels are expected to reach approximately 150% of pre-expansion raw bran processing levels consistently in 2015.  The amount of raw bran processed in the first nine months of 2014 was significantly lower than in the first nine months of 2013 due to the shutdown and subsequent restart issues.

Operating Expenses (in thousands):

	Nine Months Ended September 30, 2014
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$4,593	$2,891	$3,260	$10,744
Depreciation and amortization	38	1,699	535	2,272
Total operating expenses	$4,631	$4,590	$3,795	$13,016

	Nine Months Ended September 30, 2013
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$3,627	$1,443	$3,404	$8,474
Impairment of property	-	300	-	300
Depreciation and amortization	17	358	576	951
Total operating expenses	$3,644	$2,101	$3,980	$9,725

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$(966)	$(1,448)	$144	$(2,270)
Impairment of property	-	300	-	300
Depreciation and amortization	(21)	(1,341)	41	(1,321)
Total operating expenses	$(987)	$(2,489)	$185	$(3,291)

Consolidated operating expenses were $13.0 million for the first nine months of 2014, compared to $9.7 million for the first nine months of 2013, an increase of $3.3 million.

Corporate segment selling, general and administrative expenses (SG&A) increased $1.0 million.  The first nine months of 2014 included $0.3 of acquisition costs related to the closing of the H&N acquisition in January 2014.  The first nine months of 2014 also included additional bonus expense of $0.6 million and $0.2 million of additional legal, financial advisor and investor relations costs.

USA segment SG&A expenses increased $1.4 million. Additional expenses related to the operations and management of H&N, acquired in January 2014 were approximately $0.8 million. The prior year period included a $0.3 million gain on sale of property. The remainder of the increase related primarily to increased bonus and travel.

Brazil segment SG&A decreased $0.1 million as a result of the decline in the average foreign exchange rate between periods.

USA segment depreciation and amortization expense increased $1.3 million due to amortization of a customer relationship intangible asset of $3.8 million established in January 2014 upon the acquisition of H&N.  The intangible is amortizing on an accelerated basis over a three year period.

Index
Other Income (Expense) (in thousands):

	Nine Months Ended September 30, 2014
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$100	$100
Interest expense	(7,664)	-	(2,132)	(9,796)
Foreign currency exchange, net	-	-	(68)	(68)
Change in fair value of derivative warrant and conversion liabilities	(1,679)	-	-	(1,679)
Loss on extinguishment	(892)	-	-	(892)
Financing expense	(2,072)	-	-	(2,072)
Other	-	-	(308)	(308)
Other income (expense)	$(12,307)	$-	$(2,408)	$(14,715)

	Nine Months Ended September 30, 2013
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$74	$74
Interest expense	(1,541)	-	(1,338)	(2,879)
Foreign currency exchange, net	-	-	(346)	(346)
Change in fair value of derivative warrant and conversion liabilities	(1,918)	-	-	(1,918)
Loss on extinguishment	(526)	-	-	(526)
Financing expense	(564)	-	-	(564)
Other	(63)	-	(268)	(331)
Other income (expense)	$(4,612)	$-	$(1,878)	$(6,490)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$26	$26
Interest expense	(6,123)	-	(794)	(6,917)
Foreign currency exchange, net	-	-	278	278
Change in fair value of derivative warrant and conversion liabilities	239	-	-	239
Loss on extinguishment	(366)	-	-	(366)
Financing expense	(1,508)	-	-	(1,508)
Other	63	-	(40)	23
Other income (expense)	$(7,695)	$-	$(530)	$(8,225)

Consolidated other expense was $14.7 million for the first nine months of 2014, compared to other expense of $6.5 million for the first nine months of 2013.

The Corporate segment experienced a $6.1 million increase in interest expense.The convertible notes issued in the March 2014 and May 2014 private placement offering closings, automatically converted in May 2014 upon shareholders approving an increase in our authorized shares of common stock.  When the notes converted, we recognized noncash charge for interest expense of $6.2 million, to accrete the notes to their face value, and increased equity $6.2 million.

The Corporate segment also experienced a $0.2 million decrease in expense from the change in the fair value of derivative warrant and conversion liabilities.  Our liability warrants and conversion liabilities are valued using the lattice model each reporting period and the resulting change in fair value is recorded in the statements of operations.  The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants and make certain other assumptions.   During the third quarter of 2014 we had no conversion liabilities.

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

Corporate segment financing expense increased $1.5 million.  In 2014, the $2.1 million of financing expense in the first nine months was associated with the March 2014 and May 2014 private placement issuance of convertible notes and related warrants and represented the excess of the values assigned to the equity warrants and derivative liability warrants, at issuance, over the net proceeds from issuance, as described further in Note 10 to the consolidated financial statements.

Index
In the Brazil segment the $0.8 million increase in interest expense was a result of an increase in average debt and interest bearing payables outstanding and the $0.4 million decrease in foreign currency exchange losses, related to the Brazil segment’s US Dollar denominated debt.

Liquidity and Capital Resources

With respect to liquidity and capital resources, we manage the Brazil segment, consisting currently of our plant in Brazil, separately from our U.S. based Corporate and USA segments.  Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA.  Cash used in operating activities for the nine months ended September 30, 2014 and 2013, is presented below by segment (in thousands).

	Nine Months Ended September 30, 2014
	Corporate and USA	Brazil	Consolidated
Net loss	$(15,515)	$(7,904)	$(23,419)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,504	2,575	5,079
Change in fair value of derivative warrant and conversion liabilities	1,679	-	1,679
Loss on extinguishment	892	-	892
Financing expense	2,072	-	2,072
Impairment of property	-	-	-
Other adjustments, net	6,738	244	6,982
Changes in operating assets and liabilities	(1,096)	(22)	(1,118)
Net cash used in operating activities	$(2,726)	$(5,107)	$(7,833)

	Nine Months Ended September 30, 2013
	Corporate and USA	Brazil	Consolidated
Net loss	$(8,152)	$(3,332)	$(11,484)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,040	1,935	2,975
Change in fair value of derivative warrant and conversion liabilities	1,918	-	1,918
Loss on extinguishment	526	-	526
Financing expense	564	-	564
Impairment of property	300	-	300
Other adjustments, net	752	(1,371)	(619)
Changes in operating assets and liabilities	388	2,910	3,298
Net cash used in operating activities	$(2,664)	$142	$(2,522)

On a combined basis, the Corporate and USA segments used $2.8 million of cash in operating activities in the first nine months of 2014.  We expect H&N, acquired in January 2014, will generate positive operating cash flows in 2014, and the combined Corporate and USA cash flows will improve over the remainder of 2014.  During the first nine months of 2014 we paid $0.3 million in H&N acquisition costs which are included in cash flows from operations.

In the first nine months of 2014, proceeds from public and private offerings, net of cash costs, totaled $13.0 million.  During the first quarter of 2014, we paid $0.5 million to redeem stock which had been issued to a lender in payment of fees.  In the second quarter of 2014, we paid our secured debt in full and thus have paid our senior secured debt in full.  On May 31, 2014, all of our convertible debt outstanding, with a face amount of $9.4 million, converted into shares of our common stock and as of September 30, 2014, no convertible debt remains outstanding.  We believe that more traditional commercial bank debt financing at significantly lower interest rates may be available as our performance improves in the last quarter of 2014.

Index
In October 2014, we issued and sold 1,181,695 shares of common stock and warrants to purchase 1,181,695 shares of common stock (exercise price of $5.27 per share, exercisable beginning April 2015, April 2020 expiration) for $5.40 per unit, where a unit is one share of common stock and a warrant to purchase one share of common stock.  The underwriters on the offering also received a warrant for the purchase of 94,536 shares of common stock (exercise price of $5.27 per share and October 2019 expiration).  We intend to use the estimated net proceeds from the offering of $5.8 million, after deducting underwriting discounts and commissions and other estimated cash offering expenses of $0.6 million for investments in USA segment capital projects and to fund Brazil working capital needs.

During the first nine months of 2014, the Corporate segment made additional investments in Nutra SA (Brazil segment) of $7.2 million, and in the period from October 1, 2014 to November 14, 2014 invested an additional $1.0 million.

The Brazil segment used $5.1 million in operating cash in the first nine months of 2014, compared to generating $0.1 million of operating cash in the first nine months of 2013.  The increased use of cash was a direct result of the planned facility shut down.  Irgovel completed the final stages of a capital expansion project involving installation of new equipment and improvements to existing infrastructure.  As a result of the project, the Irgovel facility was shut down approximately ten weeks in the first quarter of 2014, while certain new equipment was brought on line.  Upon restarting the plant in April, the plant experienced excessive downtime and inefficiencies during the “debugging” of plant production processes.  Where possible, we stockpiled certain inventory for sale during the period the plant was shut down.  However, this inventory was not adequate to timely fulfill all outstanding orders during this period.  Facility shut down and subsequent restart expenses, as well as lack of adequate working capital in some periods, adversely affected our operating results through September 30, 2014.  Operations at Irgovel started again in the second quarter of 2014. Irgovel is expected to begin operating at its newly increased capacity in 2015. We expect Irgovel to begin to generate cash from operations in 2015.

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

Index
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

Diabco Life Sciences, LLC

In January 2012, we filed a complaint in the Superior Court of California, Sacramento County, seeking damages arising out of Diabco Life Sciences, LLC’s (Diabco) breach of a 2008 promissory note in the principal amount of $0.5 million.  At trial August 2013, Diabco stipulated that total damages through July 2013, including interest and late fees, amounted to $0.9 million.  In September 2013, the court issued its tentative statement of decision indicating that judgment will be entered in our favor in the amount of $0.9 million as of July 2013, plus interest.  In January 2014, the court issued its final judgment in the amount of $1.0 million.  Diabco filed a notice of appeal which was dismissed in October 2014.  We have no receivable from recorded in the accompanying financial statements, as recovery of the judgment is not reasonably assured.

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

During the quarter ended September 30, 2014, we issued the securities described below without registration under the Securities Act.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  All issuances below were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

We granted shares of common stock to employees and directors as summarized in the table which follows.

Date of Issuance	Shares of Common Stock	Recipients	Vesting Period
August 19, 2014	52,412	Directors	August 19, 2015, or one day prior to our next annual meeting, if earlier
August 19, 2014	44,026	Directors	Immediate
August 19, 2014	64,938	Executives	Three years, in 36 monthly instalments
August 19, 2014	120,244	Executives	Three years, on August 19, 2017

Index
We issued shares of common stock under agreements with consultants and vendors as summarized in the table which follows.

Date of Issuance	Shares of Common Stock	Vesting Period
July 1, 2014	1,875	Immediate
July 31, 2014	25,000	Immediate

Effective August 1, 2014, pursuant to an asset sale and purchase agreement with NukaCha Inc., we issued 15,000 shares of our common stock in exchange for the “NukaCha” trademark, and certain other assets.

We issued options as described in the table which follows.

Date of Issuance	Recipients	Number of Underlying Shares of Common Stock	Exercise Price Per Share	Vesting Period	Expiration
August 19, 2014	Executives	68,634	$4.77	Three years, in 36 monthly instalments	August 19, 2024
August 19, 2014	Employees	72,500	$4.77	Three years, in 36 monthly instalments	August 19, 2024

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are attached hereto and filed herewith:

Index
Exhibit Number	Description of Exhibit

4.1	Form of Warrant (incorporated herein by reference to exhibits previously filed on registrant’s current report on 8-K, filed on September 30, 2014)
10.1 *	RiceBran Technologies 2014 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 25, 2014)
10.2 *	Securities Purchase Agreement (incorporated herein by reference to exhibits previously filed on registrant’s current report on 8-K, filed on October 1, 2014)
10.3 *	Form of Registration Rights Agreement (incorporated herein by reference to exhibits previously filed on registrant’s current report on 8-K, filed on October 1, 2014)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Calculation Definition Document
101.LAB (1)	XBRL Taxonomy Extension Calculation Label Document
101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Document

(1)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Indicates a management contract or compensatory plan, contract or arrangements in which any director or executive officer may participate.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2014

/s/ W. John Short
W. John Short
Chief Executive Officer

/s/ J. Dale Belt
Jerry Dale Belt
Chief Financial Officer