Form 10-K
period 2014-12-31
RiceBran Technologies
filed 2015-03-31
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).  YES ☐ NO ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of June 30, 2014, the aggregate market value of our common stock held by non-affiliates was $35,220,504.

As of March 31, 2015, there were 9,386,822 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement for its annual meeting of shareholders, which Definitive Proxy Statement will be filed with the Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Index
PART I

ITEM 1. BUSINESS

Overview

History and Our Corporate Structure

We are a human food ingredient, functional food ingredient,  packaged functional food and animal nutrition company focused on value-added processing and marketing of healthy, natural and nutrient dense products derived from raw rice, an underutilized by-product of the rice milling industry.

Using our bio-refining business model, we apply our proprietary and patented technologies and intellectual properties to convert raw rice bran into numerous high value products including stabilized rice bran (SRB), rice bran oil (RBO), defatted rice bran (DRB) and derivative products including: RiBalance, a complete rice bran nutritional package derived from further processing of SRB; RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of RiBalance; RiFiber, a fiber rich insoluable derivative of RiBalance, and ProRyza, rice bran protein-based products, and a variety of other valuable derivatives extracted from these core products.

Our target markets are natural food, functional food, cosmetic and animal nutrition manufacturers, wholesalers and retailers, both domestically and internationally.

We have two reportable operating segments in 2014: (i) USA segment, which manufactures and distributes SRB (for human food ingredient and animal nutrition customers) and derivative  products (ii) Brazil segment, which extracts crude RBO and DRB from rice bran, which are then further processed into fully refined rice bran oil for sale internationally and in Brazil, compounded animal nutrition products for horses, cows, swine, sheep and poultry and a number of human food and animal nutrition products, derivatives and co-products. We incur corporate and other expenses not directly attributable to operating segments, which include costs related to our corporate staff, general and administrative expenses including public company expenses, intellectual property, professional fees, and other expenses.  No Corporate allocations, including interest, are made to the operating segments.

The combined operations of our USA and Brazil segments encompass our bio-refining approach to processing raw rice bran into various high quality, value-added constituents and finished products.  Over the past decade, we have developed and optimized our proprietary bio-refining processes to support the production of healthy, natural, hypoallergenic, gluten free, and non-genetically modified ingredients for use in meats, baked goods, cereals, coatings, health foods, nutritional supplements, nutraceuticals and high-end animal nutrition and animal health products.

On January 2, 2014, we acquired H&N Distribution Inc., an Irving, Texas based company now operating as Healthy Natural, Inc. (HN) which has a formulating, blending and co-packaging facility in Irving, Texas, where it manufactures products for the human nutrition market.  See Note 4 to the consolidated financial statements for further discussion of the terms of the acquisition.

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

Index
USA

The USA segment produces SRB inside two rice bran stabilization facilities, located within supplier rice mills in Arbuckle and West Sacramento, California, and one owned facility in Mermentau, Louisiana.  At Dillon, Montana, the USA segment also produces our Stage II products including: RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of SRB; RiFiber, a fiber rich derivative of SRB; RiBalance, a complete rice bran nutritional package derived from further processing RiBalance, and ProRyza, protein-based products.  “Stage II” refers to the proprietary processes run at our Dillon, Montana facility and describes products produced at that facility using our patented processes.  The manufacturing facilities included in our USA segment have proprietary processing equipment and process patented technology for the stabilization and further processing of rice bran into finished products.  Beginning January 2, 2014, with the acquisition of HN, we also formulate and copack products at a leased facility in Irving Texas.  We lease a facility in West Sacramento, California that houses a laboratory, warehouse and production facilities.  We use an owned facility in Lake Charles, Louisiana as a temporary warehouse.  In 2014, approximately 83% of USA segment revenue is from sales of human nutrition products and the remainder was from sales of animal nutrition products.

Brazil Segment

The Brazil segment consists of the consolidated operations of Nutra SA, whose only operating subsidiary is Irgovel, located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human ingredient and animal nutrition markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  Irgovel also produces rice lecithin, which has application in human nutrition, animal nutrition and industrial applications.  DRB is compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market, sold as a raw material for further processing into human food ingredients or sold in bulk into the animal nutrition markets in Brazil and neighboring countries.  In 2014, approximately 39% of Brazil segment product revenue was from sales of RBO products and the remainder was from sales of DRB products.  Irgovel, however, was shut down for a portion of 2014 to complete the final stages of a capital expansion project, which caused a temporary change in sales mix.  We expect RBO sales to return to historical levels, approximately 45% of product revenues, in the near future.

Our Irgovel subsidiary is comprised of several facilities on approximately 19 acres in Pelotas, Brazil.  These facilities include a plant for extraction of RBO from raw rice bran, RBO refining processes, compounded animal nutrition manufacturing, consumer RBO bottling, distilled fatty acid manufacture, lecithin manufacture, and support systems for the plant, including steam generation, maintenance, administrative offices and a quality assurance laboratory.

Ownership Interest in Nutra SA

In December 2010, we entered into a membership interest purchase agreement with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (collectively, the Investors) and sold a minority interest in Nutra SA to the Investors in January 2011.  The Investors initially purchased a 35.6% interest in Nutra SA.  The Investors ownership percentage in Nutra SA averaged 40.0% in 2014 and 49.0% in 2013 and was 34.7% at December 31, 2014.  Under agreements with the Investors, we are restricted from competing with Nutra SA and Irgovel in Brazil as further described in the MIPA.

The Investors have the right to begin a process to force the sale of all Nutra SA assets on or after January 1, 2016.  The right terminates upon the occurrence of certain events (a $50.0 million Nutra SA initial public offering or a change of control, as defined).  We may elect to exercise a right of first refusal to purchase the Investors’ interest instead of proceeding to a sale.

Under the limited liability company agreement for Nutra SA, as amended (LLC agreement), any units of membership interest held by the Investors beginning January 1, 2014, accrue a yield at 4% (the Yield).  Commencing with the first quarter of 2014, Nutra SA must make distributions to the Investors quarterly in the amount equal to the previously accrued and unpaid Yield plus any additional distributions owed to the Investors, to the extent there is distributable cash, as defined in the LLC agreement.

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

Index
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

Background

Consistent with our mission to convert feed to food, our greatest opportunities are in the functional food, nutraceutical and human food ingredient markets.

Nutraceutical and Functional Foods (NFF)

Based on industry sources, the U.S. nutraceutical and functional foods market is projected to reach $75.3 billion in 2017 and grow at a compounded annual growth rate of nearly 6% between 2013 and 2017.  Premium ingredient manufacturers are in high demand and we are strategically positioned to take advantage of this growing and sustainable market opportunity as discussed below in “Our Growth Strategy”.

Our ingredient products are primarily sold to consumer nutrition and healthcare companies, nutritional supplement retailers and direct sales companies.  In August 2013, we entered into a multi-year agreement to sell certain of our Stage II products to a rapidly growing direct marketing company.  Pursuant to that agreement, that company is obligated to purchase a minimum of $7.7 million in products during the term of the agreement which expires in December 2016.  We will seek additional long-term supply agreements with similar companies in the future.  As part of this strategy, we have been working with co-packaging and fulfillment companies to expand our presence in these markets.

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

In 2008, we received USDA/FSIS approval to market rice bran as an ingredient to be used as a filler in comminuted meat products, such as meat and poultry sausages that contain binders, nugget-shaped patties, meatballs, meatloaf, and meat and poultry patties.  Our products replace functional ingredients like soy protein isolate, soy protein concentrate, modified food starch, pea protein and mustard flour at a significantly reduced cost.  With strong application benefits such as reduced cost per unit, increased product yield and reduced purge, our SRB has a significant market opportunity in the comminuted meat market both inside and outside the U.S.

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

About Rice Bran

Rice is the staple food for over half of the world’s population and is the staple food source for several of the world’s most populous countries.  Asia accounts for roughly 90% of global rice production and China is the world’s number one rice producer.  Globally, Brazil and the United States rank 9th and 10th, respectively, in production of rice, with approximately 11 million metric tons produced in each country annually.

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

DRB contains many of the same nutritional and functional benefits as SRB, except that the oil has been removed.  This is important for several ingredient applications where SRB’s oil content could present food formulation challenges.  By removing oil from SRB, nutritionists have greater options to formulate DRB into breakfast bars, low-calorie foods, low-fat baking applications and batter and breading for frying applications.  Additionally, DRB is ideally suited for downstream enzymatic processing, transforming DRB into an ideal feedstock for protein and fiber concentrates.

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

Our Growth Strategy

With the proceeds from our recent financing transactions, we are positioned to capitalize on specific market conditions that we believe will increase market acceptance of our products and lead to increased growth and profitability.  These market conditions are:

1.	Increasing global demand for vegetable oil – Our Brazil segment currently sells all of the rice bran oil it can produce in our oil extraction and refining plant in Pelotas, Brazil. Following the capital expansion project at this plant, raw rice bran processing capacity increased approximately 50% in late 2014.

2.	Increasing demand for new protein sources – We have co-developed proprietary technologies with DSM Innovation Center, a subsidiary of Royal DSM N.V., that enables the extraction of protein from DRB and SRB feed-stocks that we produce in both of our Brazil and USA segments. We recently launched new protein products from our U.S. operations based on these technologies and plan to produce protein from DRB in our Brazil segment in the future. In addition, we have entered into a series of agreements with various affiliates of Wilmar International Limited (collectively, Wilmar) to develop and commercialize rice bran products, including protein, for the China market. Wilmar currently operates 12 large rice mills in China and is a leading producer of raw rice bran that is available for further processing into higher value products such as protein and fiber.

Index
3.	Demand for “clean” labels on food products – The market for healthy and nutritious foods is rapidly expanding in the US, Europe and other global markets with increasing demand for healthy, natural and minimally processed ingredients that are hypoallergenic, non-genetically modified, and produced in a sustainable fashion. The regulatory need to add front-of-label warnings on food items is driving food companies to replace standard food ingredients like soy and wheat with “cleaner” ingredients such as rice bran which is non-allergenic, non-genetically modified, natural and minimally processed. Incorporation of our food ingredients by major global food companies into meats, baked goods and cereals has steadily increased in the past year helping drive sales. We expect this growth to continue as more food companies adopt rice bran as a standard food ingredient. This trend is not limited to human foods as we are finding a similar transition to “clean” ingredients among high-end animal nutrition companies.

4.	The value of proprietary, evidence-based functional ingredients for nutraceuticals and functional foods – With increasing medical costs associated with doctor visits and medications, consumers are becoming more proactive in adopting and maintaining healthier lifestyles through exercise, balanced nutrition and increased consumption of functional foods and nutraceuticals. Associated with this trend is higher demand by marketers of nutraceuticals and functional foods for novel functional ingredients and particularly for proprietary and patented ingredients that provide barriers to competition in the marketplace, therefore commanding higher premiums. We currently develop and commercialize proprietary rice bran ingredients and derivatives from our Stage II facility in the USA segment.

Expand Our Nutraceutical and Functional Foods (NFF) Business

Based on industry sources, the U.S. nutraceutical and functional foods market is projected to reach $75.3 billion in 2017 and grow at compound annual growth rate of nearly 6% between 2013 and 2017.  We have invested significant resources on research and development of rice bran derivatives with health-related applications.  Functionalities for a subset of these products were validated through scientific studies and human clinical studies.  Our portfolio of functional ingredients includes rice bran extracts that demonstrate beneficial properties in areas of cardiovascular health, weight management, glucose balance, inflammatory response and gastrointestinal health.  Premium ingredient manufacturers are in high demand and we are strategically positioned to take advantage of this growing and sustainable market opportunity.  We believe our proprietary technology and patents represent valuable assets for achieving strategic leverage in this industry segment particularly in the nutraceuticals, functional foods and functional beverages sectors.  We intend to expand our NFF business by adopting the following strategy:

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

Acquisition of formulating and packaging company that serves the NFF. In January 2014, we acquired HN.  By incorporating HN’s formulating and packaging capabilities into our business model, we expect to drive sales of our Stage II products into multiple NFF channels allowing us to capture not only single ingredient sales but also sales of blended finished products consisting predominantly of our ingredients blended with other products and sold as a finished product on a business to business basis.

Increase production capacity of our Stage II products.  During 2014, we approximately doubled our capacity to produce certain Stage II products at our Dillon, Montana facility, as compared to our 2013 capacity in response to projected increased demand for these products.  We completed the expansion project near the end of 2014.

Develop novel proprietary functional ingredients.  As part of our long-term strategy to grow the NFF business, we will continue to develop functional ingredients and packaged, compounded finished products from rice bran and to validate their functionality through evidence-based scientific studies and human clinical trials.

Increase Global Distribution Network

Our growth strategy includes increasing sales of our products in overseas markets.   We recently added distributors in Canada and Mexico and plan to strengthen our network in other global markets.

Index
Complete Expansion of our Rice Bran Bio-Refinery in Brazil

We completed a major expansion at our Irgovel facility in the fourth quarter of 2014.  This expansion should increase RRB processing by approximately 50% from the current capacity of 6,000 metric tons per month to approximately 9,000 metric tons per month, which would result in higher revenues and profitability.

Co-Research and Development and Investment in New Wilmar Businesses

We continue to collaborate with Wilmar to develop and market rice bran derived products aimed at the Chinese market.  Under our agreements with Wilmar, we obtained the right to purchase 45% of the capital stock of any entity Wilmar establishes to develop new products relating to rice bran or its derivative, as defined in the agreement, using the intellectual property licensed to Wilmar.  If we decline the right to purchase 45% of the capital stock of any such new entity, we have the option to purchase 25% of the entity within two years of the entity’s formation.  The exercise price for this option will equal 25% of the capital investment made in the entity, plus interest, as defined in the agreement.  We believe this strategic partnership represents a future opportunity for us to participate in the Asia food market and to increase the overall value of our business.

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

Index
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

Government Regulations

Our operations are subject to federal, foreign, state, and local government laws and regulations, including those relating to zoning, workplace safety, and accommodations for the disabled, and our relationship with our employees are subject to regulations, including minimum wage requirements, anti-discrimination laws, overtime and working conditions, and citizenship requirements.

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

USA Segment

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by one or more federal agencies, primarily the FDA, the FTC, and the USDA.  Our activities are also regulated by various governmental agencies for the states and localities in which our products are manufactured and sold, as well as by governmental agencies in certain countries outside the United States, such as Brazil (discussed below), in which our products are manufactured and sold.  Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits.  Specifically, the FDA, under the Federal Food, Drug, and Cosmetic Act (FDCA), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of food including dietary supplements.  The FTC regulates the advertising of these products.

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

The FDA Food Safety Modernization Act (FSMA), enacted January 4, 2011, amended the FDCA to significantly enhance FDA's authority over various aspects of food regulation including dietary supplements.  The FSMA granted FDA mandatory recall authority when the FDA determines there is a reasonable probability that a food is adulterated or misbranded and that the use of, or exposure to, the food will cause serious adverse health consequences or death to humans or animals.  One of the FSMA's more significant changes is the requirement of hazard analysis and risk-based preventive controls (HARPC) for all food facilities required to register with the FDA, except dietary supplement facilities in compliance with both CGMPs and the serious adverse event reporting requirements.  Failure to comply with both CGMPs and the serious adverse event reporting requirements may subject dietary supplement manufacturers to the HARPC requirements.

Index
Any substance that is intentionally added to food is a food additive and is subject to premarket review and approval by the FDA, unless the substance is generally recognized, among qualified experts, as having been adequately shown to be safe under the conditions of its intended use, or unless the use of the substance is otherwise excluded from the definition of a food additive.  When an additive is proposed for use in a meat, its safety, technical function, and conditions of use must also be evaluated by the USDA.  Because the USDA retains jurisdiction over meat products and food ingredients intended for use in meats, the use of our SRB and DRB meat enhancers is regulated by this agency.  Both SRB and DRB have USDA approval for use in meat products.

Animal feed ingredients are regulated by FDA at the federal level and the American Association of Feed Control Officials (AAFCO) at the state level.  Our SRB is defined by AAFCO as heat stabilized rice bran.

Brazil Segment

The Brazilian Ministry of Agriculture, Livestock and Food Supply (MAPA), one of the Federal administrative bodies, is the primary regulator of agricultural products in Brazil, and its main activity is the management of public policies to encourage agriculture, the promotion of agribusiness and the regulation and standardization of services related to the sector.  Amongst other activities, MAPA is responsible for the regulation and control of pharmaceuticals, biological products and medicated feed additives for animal use.  MAPA is organized into departments, each one responsible for different sectors of the nation’s agribusiness.  Amongst these departments, the Secretary of Agricultural Defense (SDA) is responsible for implementing the actions of the State which aims at the prevention, control and eradication of animal diseases and plant pests.  The SDA also contributes to the formulation of the national agricultural policy by planning, regulating, coordinating and supervising the activities of agricultural defense throughout the country, being responsible for the coordination of the Department of Inspection of Livestock Products.  In order to fulfill its mission, the SDA provides central management and regulatory bodies as well as projections within the states for the implementation and coordination of those activities for which it is responsible.  Furthermore, ANVISA, a regulatory agency which operates in all those sectors related to products and services that affect the health of the population, and with expertise that covers both sanitary regulation and the economic regulation of the market, contributes to the enforcement of most of the regulations regarding processed food products, including vegetable oils, fats and vegetable creams.

Sales and Marketing

Both our USA and Brazil segments use internal sales staff, outside independent sales representatives and third party distributors to market our portfolio of products domestically and internationally. In 2014, three customers accounted for 60% of USA segment revenues. In our Brazil segment, three customers accounted for 23% of segment revenues. In 2013, three customers accounted for approximately 38% of USA segment revenues and in our Brazil segment, three customers accounted for approximately 35% of segment revenues.  We continue to diversify our customer base in an attempt to mitigate the concentration of customers. We have recently signed multi-year contracts with two customers who we expect to grow significantly. In addition, we have recently initiated new ingredient sales to large international consumer products companies that we expect to further diversify our portfolio risk.

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

We also entered into a cross license agreement with Wilmar, and under the agreements, we obtained the right to purchase 45% of the capital stock of any entity Wilmar establishes to develop new products relating to rice bran or its derivatives, as defined in the agreement, using the intellectual property licensed to Wilmar.  If we decline the right to purchase 45% of the capital stock of any such new entity, we have the option to purchase 25% of the entity within two years of the entity’s formation.  The exercise price for this option will equal 25% of the capital investment made in the entity, plus interest, as defined in the agreement.

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

Our Employees

As of December 31, 2014, the USA and Corporate segments had 63 employees located in the U.S.  The Brazil segment had 232 employees.  Our employee count may change periodically.  From year to year we experience normal variable labor fluctuation at our production facilities.  We believe relations with our employees are good.  None of our U.S. based employees are covered by collective bargaining agreements.  All of the employees at our Irgovel facility in Brazil are represented by a labor union and are covered by a collective bargaining agreement.

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

Index
RISK FACTORS

Risks Relating to Our Business

We have not yet achieved positive cash flows.

Our net cash used in operating activities was $10.0 million in 2014 and $5.2 million in 2013.  We may not be able to achieve revenue growth, profitability or positive cash flow, on either a quarterly or annual basis, and that profitability, if achieved, may not be sustained.  If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives such as re-filing for bankruptcy, pursuing dissolution and liquidation, seeking to merge with another company, selling all or substantially all of our assets or raising additional capital through equity or debt financings.  Because of our recurring losses and negative cash flows from operations, the audit report of our independent registered public accountants on our consolidated financial statements contains an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We have generated significant losses since our inception in 2000, and losses in the future could cause the trading price of our stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flows.

Since we began operations in February 2000, we have incurred an accumulated deficit in excess of $240 million.  We may not be able to achieve or maintain profitable operations if achieved.  If our losses continue, our liquidity may continue to be severely impaired, our stock price may fall and our shareholders may lose all or a significant portion of their investment.  If we are not able to attain profitability in the near future our financial condition could deteriorate further which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.  Further, we may be unable to pay our debt obligations as they become due, which include obligations to secured creditors.

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

As part of our strategy, we expect to review opportunities to buy other businesses or technologies, such as the acquisition of HN that was completed on January 2, 2014, that would complement our current products, expand the breadth of our markets or enhance technical capabilities, or that may otherwise offer growth opportunities.  Such acquisitions involve numerous risks, including:
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

An important component of our business strategy is to build and operate rice bran stabilization and rice bran oil facilities in foreign countries and to market and sell our products internationally.  For example, we have an operation in Brazil which manufactures rice bran oil.  In 2015 we intend to install our proprietary SRB stabilization equipment in South America to allow Irgovel more operating flexibility. There are risks in operating facilities in foreign countries because, among other reasons, we may be unable to attract sufficient qualified personnel, intellectual property rights may not be enforced as we expect, and legal rights may not be available as contemplated.  Should any of these risks occur, our ability to expand our foreign operations may be materially limited and we may be unable to maximize the output from these facilities and our financial results may decrease from our anticipated levels.  The inherent risks of international operations could materially adversely affect our business, financial condition and results of operations.  The types of risks faced in connection with international operations and sales include, among others:
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

Index
Brazilian economic, political and other conditions, and Brazilian government policies or actions in response to these conditions, may negatively affect our business and results of operations.

The Brazilian economy has historically been characterized by interventions by the Brazilian government and unstable economic cycles.  The Brazilian government has often changed monetary, taxation, credit, tariff and other policies to influence the course of Brazil’s economy.  For example, the government’s actions to control inflation have at times involved setting wage and price controls, blocking access to bank accounts, imposing exchange controls and limiting imports into Brazil.  In addition, periodically there are disruptions related to national transportation strikes, like those occurring in February 2015, which may limit Irgovel’s ability to receive raw rice bran and ship products to customers.  We have no control over, and cannot predict, what policies or actions the Brazilian government may take in the future.

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

The Investors in Nutra SA (Investors) have the right to force the sale of all Nutra SA assets after January 1, 2016.  Should the Investors desire to sell 100% of Nutra SA to a third party, we are obligated to cooperate in the negotiation and sale of Nutra SA in accordance with the terms of such sale as agreed to thereby.  In the event of a sale, the Investors are entitled to a preferential return of any proceeds received from the sale of Nutra SA in an amount equal to the amount of their unreturned 4% yield, plus 2.3 times such investors’ unreturned capital balance, which amounts must be distributed to such investors before any amounts my be distributed to us.  The unreturned capital balance for the Investors as of March 31, 2015, is $14.4 million.  Because of these drag along rights, we will only receive a certain portion of the proceeds if the sales proceeds are greater than the amount of such preferential return, and we will receive no proceeds from the sale of Nutra SA if the proceeds from such sale are less than the investors preferential return.

The capital expansion project and temporary shutdown at our Irgovel facility could adversely affect our business, financial condition or results of operations.

Irgovel recently completed a capital expansion project involving installation of new equipment and improvements to existing infrastructure.  The installation of new equipment at the Irgovel facility involves significant uncertainties.  For example, our new equipment may not perform as expected or may differ from design and/or specifications.  For example, in August 2014 we experienced a structural breakdown inside the ash house attached to the boiler system at our Irgovel facility.  As a result, the steam necessary to operate the plant was unavailable and the plant was temporarily shut down.  If we are required to redesign or modify the equipment to ensure that it performs as expected, we may need to further shut down the facility until the equipment has been redesigned or modified as necessary.  Facility shutdown and subsequent restart expenses may adversely affect our operating results in the period when these events occur. Any of the foregoing risks associated with the capital expansion project could lead to lower revenues or higher costs or otherwise have a negative impact on our future results of operations and financial condition.

Irgovel has certain financial and operating performance obligations which if not met may lead to us losing management control over Irgovel.

Under the terms of our agreements with the Investors, Irgovel must meet certain minimum annual processing targets and must achieve EBITDA of at least $4.0 million, beginning in 2015.  If Irgovel fails to meet these financial requirements, we could lose management control over Irgovel’s operations, and management control would transfer to the other investors in Nutra SA.  Any such change in management control would cause us to no longer consolidate Irgovel’s financial results with our financial results.  Instead, we would be required to account for Irgovel as an equity investment on our balance sheets which may negatively impact our share price.

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

In the USA segment, in 2014, three customers accounted for 60% of segment revenues and the top ten customers accounted for 75% of segment revenues.  As of December 31, 2014, the customers with the highest ten balances in the USA segment accounted for 64% of segment accounts receivable.

In the Brazil segment, three customers accounted for 23% of 2014 segment revenues and our top ten customers accounted for 47% of 2014 segment revenues.  As of December 31, 2014, the customers with the highest ten balances accounted for 75% of Brazil segment accounts receivable.

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

The majority of the products that we have sold through December 31, 2014, have been based on SRB produced at our U.S. facilities and RBO extracted at Irgovel.  A decline in the market demand for our SRB and RBO products or the products of other companies utilizing our SRB and RBO products, would have a significant adverse impact on us.

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

Adverse economic or weather conditions may impact our supply of raw rice bran.

If economic or weather conditions, for example the current drought in California, adversely affect the amount of rice planted or harvested, the cost of rice bran products that we use may increase.  We are not always able to immediately pass cost increases to our customers and any increase in the cost of SRB products could have an adverse effect on our results of operations.

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

We are dependent on key employees.

Our success depends upon the efforts of our top management team and certain other key employees, including the efforts of John Short (chief executive officer), Dale Belt (chief financial officer), Mark McKnight (senior vice president sales) and Robert Smith, PhD (senior vice president of operations and R&D).  Although we have written employment agreements with our CEO and CFO and senior vice president of sales, such individuals could die, become disabled, or resign.  In addition, our success is dependent upon our ability to attract and retain key management persons for positions relating to the marketing and distribution of our products.  We may not be able to recruit and employ such executives at times and on terms acceptable to us.  Also, volatility, lack of positive performance in our stock price and changes in our overall compensation program, including our equity incentive program, may adversely affect our ability to retain such key employees.

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

As of March 31, 2015, we had 9,386,822 shares of common stock outstanding and 6,773,601 shares of our common stock were issuable upon exercise of our outstanding options and warrants.  The possibility that substantial amounts of our common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.  The issuance of the additional shares upon an increase in our authorized shares of common stock would significantly increase the amount of our common stock outstanding and the amount of the equity overhang.

The impacts of antidiluton provisions in certain warrants may dilute current shareholders.

As of March 31, 2015, we had 426,489 shares of common stock issuable upon exercise of outstanding warrants that contain antidilution provisions, with a current exercise price of $5.24.  These antidilution provisions cause the exercise prices and conversion prices of the warrants to decrease automatically if we issue shares of our common stock or securities convertible into shares of our common stock at prices below the exercise price of these warrants.  These adjustments automatically cause the number of shares issuable upon exercise of these warrants to proportionately increase.  Any such adjustment could materially dilute the holders of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Index
ITEM 2. PROPERTIES

We maintain various facilities that are used for manufacturing, warehousing, research and development, distribution, and administrative functions.  These facilities consist of both owned and leased properties.  The following table summarizes the properties used to conduct our operations as of March 31, 2015:

Primary Segment	Location	Status	Primary Use

USA	West Sacramento, California	Leased	Warehousing, and administrative

USA	Mermentau, Louisiana	Owned	Manufacturing

USA	Lake Charles, Louisiana	Building – owned	Warehouse
Land - leased

USA	Dillon, Montana	Owned	Manufacturing

USA	Irving, Texas	Leased	Manufacturing, warehousing and distribution

Brazil	Pelotas, Brazil	Owned	Manufacturing, R&D and administrative

Corporate	Scottsdale, Arizona	Leased	Administrative – corporate offices

Our corporate headquarters is located at 6720 N. Scottsdale Road, Suite 390, Scottsdale, AZ  85253.  We lease approximately 9,000 square feet of corporate office space in Scottsdale.

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

Index
On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  Our parent company has not been served with any formal notices in regard to this matter.  To date, only Irgovel has received formal legal notice.  In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration.  On October 29, 2010, we initiated an arbitration proceeding against the Sellers for breaches of the Purchase Agreement, including claims related to Sellers’ handling of the Resyng claim and whether any future payments are required under the Purchase Agreement.  On February 25, 2015, the arbitration panel issued its opinion and ordered the Sellers to pay Irgovel and us R$3.6 million plus arbitration fees, legal fees, and interest.  We are currently seeking to confirm and obtain a final award in Brazil.

As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  As of December 31 2014 and 2013, the balance in the escrow account was $1.9 million and is included in restricted cash in our balance sheets.  There is an escrow liability related to the lawsuit in accrued expenses on our balance sheets as of December 2014 and 2013, totaling $1.6 million.  When the escrow account was funded, we established an accrued liability equal to the amount of the escrow for contingencies and the net balance due to the Sellers under the terms of the Purchase Agreement.  As of December 31, 2014, $0.5 million of pre-acquisition contingencies have either been paid or specifically identified and accrued, leaving a balance of $1.6 million to settle any remaining contingencies.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.  If and when received, we agreed to pay to Nutra SA ninety percent of any funds received from the escrow account or treat the funds retained as a distribution from Nutra SA and reduce our ownership percentage accordingly.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “RIBT.”  Our CUSIP No. is 762831-10-5.  The following table sets forth the range of high and low sales prices for our common stock for the periods indicated below.  The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.  Through December 12, 2013, our common stock was quoted on the OTCQB under the symbol “RIBT.” All share and per share information in the table below reflects the one-for-200 reverse stock split which was effected on November 13, 2013.  Our shares of common stock did not trade on a post-adjusted basis until the opening of the market on November 18, 2013.

Index
	Low	High

2014
Fourth Quarter	$3.74	$5.31
Third Quarter	4.28	6.90
Second Quarter	3.56	7.45
First Quarter	4.05	6.95

2013
Fourth Quarter	$4.25	$14.00
Third Quarter	4.00	14.00
Second Quarter	12.00	18.00
First Quarter	10.00	24.00

Holders

As of March 31, 2015, there were approximately 280 holders of record and 9,300 beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2014, we issued the securities described below without registration under the Securities Act.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act of 1933.  All issuances below were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

We issued the following shares of common stock under agreements with consultants and vendors as summarized in the table which follows.

Date of Issuance	Shares of Common Stock	Vesting Period
October 1, 2014	1,875	Immediate
December 31, 2014	3,200	Immediate

Share Repurchases

We did not repurchase any of our common stock in 2014.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

Index
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

Basis of Presentation and Going Concern

In 2014, we continued to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern.  We believe that we will be able to obtain additional funds to operate our business, should it be necessary, however, there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As described further in Note 4 of our consolidated financial statements, in January 2014, we completed the acquisition of H&N Distribution, Inc., the operations of which are accretive to cash flows.  Our Brazilian subsidiary, Irgovel, recently complete the final stages of a major capital expansion.  Significant cash was used during the shutdown period.  Operations at Irgovel are expected to normalize during the second quarter of 2015, such that Irgovel will then be operating at its newly increased capacity and begin generating cash from operations.

Segments

We have two reportable operating segments in 2014: (i) USA segment, which manufactures and distributes SRB (for human food ingredient and animal nutrition customers) and derivative products and (ii) Brazil segment, which extracts crude RBO and DRB from rice bran, which are then further processed into fully refined rice bran oil for sale internationally and in Brazil, compounded animal nutrition products and a number of valuable human food and animal nutrition products. derivatives and co-products.  We incur corporate expenses not directly attributable to operating segments, which include costs related to our corporate staff, general and administrative expenses including public company expenses, intellectual property, professional fees, and other expenses.  No corporate allocations, including interest, are made to the operating segments.

The combined operations of our USA and Brazil segments encompass our bio-refining approach to processing raw rice bran into various high quality, value-added constituents and finished products.  Over the past decade, we have developed and optimized our proprietary bio-refining processes to support the production of healthy, natural, hypoallergenic, gluten free, and non-genetically modified ingredients and supplements for use in human meats, baked goods, cereals, coatings, health foods, nutritional supplements, nutraceuticals and high-end animal nutrition and health products.

The USA segment produces SRB inside two rice bran stabilization facilities, located within supplier rice mills in Arbuckle and West Sacramento, California, and one owned facility in Mermentau, Louisiana.  At Dillon, Montana, the USA segment also produces our Stage II products including: RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of SRB; RiFiber, a fiber rich derivative of SRB, RiBalance, a complete rice bran nutritional package derived from further processing RiBalance, and ProRyza, protein-based products.  “Stage II” refers to the proprietary processes run at our Dillon, Montana facility and describes products produced at that facility using our patented processes.  The manufacturing facilities included in our USA segment have proprietary processing equipment and process patented technology for the stabilization and further processing of rice bran into finished products.  Beginning January 2, 2014, with the acquisition of HN, we also formulate and copack products at a leased facility in Irving Texas.  We lease a facility in West Sacramento, California that houses a laboratory, warehouse and production facilities.  We use an owned facility in Lake Charles, Louisiana, as a temporary warehouse.  In 2014, approximately 83% of USA segment revenue is from sales of human nutrition products and the remainder was from sales of animal nutrition products.

Index
The Brazil segment consists of the consolidated operations of Nutra SA, whose only operating subsidiary is Irgovel, located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human ingredient and animal nutrition markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  Irgovel also produces rice lecithin, which has application in human nutrition, animal nutrition and industrial applications.  DRB is compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market, sold as a raw material for further processing into human food ingredients or sold in bulk into the animal nutrition markets in Brazil and neighboring countries.  In 2014, approximately 39% of Brazil segment product revenue was from sales of RBO products and the remainder was from sales of DRB products.  Irgovel, however, was shut down for a portion of 2014 to complete the final stages of a capital expansion project, which caused a temporary change in sales mix.  We expect RBO sales to return to historical levels, approximately 45% of product revenues, in the near future.

Results of Operations

Consolidated net loss attributable to RiceBran Technologies shareholders for 2014 was $23.0 million, or $3.96 per share, compared to $15.0 million, or $12.95 per share in 2013.

Revenue and Gross Profit

Revenues (in thousands):

	2014	% of Total Revenues	2013	% of Total Revenues	Change	% Change
USA segment	$23,096	57.6	$12,023	34.3	$11,073	92.1
Brazil segment	17,012	42.4	23,028	65.7	(6,016)	(26.1)
Total revenues	$40,108	100.0	$35,051	100.0	$5,057	14.4

Consolidated revenues for 2014, were $40.1 million compared to $35.1 million in 2013, an increase of $5.1 million, or 14.4%.

USA segment revenues increased $11.1 million, or 92.1%, in 2014 compared to 2013.  Animal feed product revenues decreased $1.7 million on lower volume while human nutrition product revenues increased $12.7 million, in large part due to increased sales in the human functional food market as a result of the acquisition of HN.  The decline in animal feed revenue was primarily attributable to reduced sales to two large, but low margin customers.  We continue to focus on increasing the higher margin human nutrition product revenues.

Brazil segment revenues decreased $6.0 million, or 26.1%, in 2014 compared to 2013.  Revenues decreased $1.7 million as a result of the 8.9% decrease in the average foreign currency translation rate between these periods.  On a local currency basis, prior to translation into U.S. Dollars, Brazil segment revenues decreased 18.9% year over year.  Revenues were negatively affected by the Irgovel plant shut down that began in January 2014.  The plant was shut down until April 2014 for expansion of the rice bran oil extractor, the key functional part of the plant, as well as installation of a new desolventizing/toasting system.  Production began again in April 2014 on a limited basis.  During the 2014 first quarter, inventory available for sale was limited to certain animal feed products that utilized DRB that had been stockpiled prior to the shutdown.  During the 2014 third quarter, Irgovel experienced production downtimes due to an equipment failure and experienced difficulty procuring raw bran as a result of disengaging with bran suppliers during the prolonged shut down period and working capital issues, which reduced production and product available for sale.  Additionally, Irgovel shut down for two weeks in December 2014 for annual maintenance and resumed operations in January 2015, however, it has not yet consistently operated at its new increased capacity for a 30 day period due to an equipment failure in January 2015 and disruptions related to national transportation strikes in February 2015 which limited Irgovel’s ability to receive raw rice bran and ship product to customers.

Index
Gross profit (in thousands):

	2014	Gross Profit %	2013	Gross Profit %	Change	Change in Gross Profit %
USA segment	$6,972	30.2	$2,945	24.5	$4,027	5.7
Brazil segment	(2,503)	(14.7)	1,000	4.3	(3,503)	(19.0)
Total gross profit	$4,469	11.1	$3,945	11.3	$524	(0.1)

Consolidated gross profit in 2014 increased $0.5 million, to $4.5 million for 2014 compared to $3.9 million in 2013.

The USA segment gross profit increased $4.0 million, to $7.0 million in 2014.  The improvement was attributable to increased human nutrition product revenues derived from the acquisition of HN and the resulting shift in sales mix from animal to human.

Brazil segment gross profit declined $3.5 million between years.  As noted previously, the Irgovel plant was shut down in January 2014.  Production began again at the beginning of the second quarter on a limited basis.  Processing levels are expected to consistently reach approximately 150% of pre-expansion raw bran processing levels in the second quarter of 2015.  The amount of raw bran processed in 2014 was 21.2% lower than 2013 due to the shutdown and subsequent restart issues.

Operating Expenses (in thousands):

	2014
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$5,941	$4,133	$4,280	$14,354
Depreciation and amortization	52	2,137	690	2,879
Total operating expenses	$5,993	$6,270	$4,970	$17,233

	2013
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$5,918	$2,006	$4,442	$12,366
Depreciation and amortization	24	469	756	1,249
Impairment of property	-	300	-	300
Total operating expenses	$5,942	$2,775	$5,198	$13,915

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$(23)	$(2,127)	$162	$(1,988)
Depreciation and amortization	(28)	(1,668)	66	(1,630)
Impairment of property	-	300	-	300
Total operating expenses	$(51)	$(3,495)	$228	$(3,318)

Consolidated operating expenses were $17.2 million for 2014, compared to $13.9 million for 2013, an increase of $3.3 million.

Corporate segment selling, general and administrative expenses (SG&A) were relatively the same in 2014 and 2013.  SG&A in 2014 included $0.3 of acquisition costs related to the closing of the HN acquisition in January 2014.  This expense was offset by reductions in other expenses between years, primarily bonuses.

USA segment SG&A expenses increased $2.1 million year over year.  Additional expenses related to the operations and management of HN, acquired in January 2014, were approximately $0.9 million.  The prior year period included a $0.3 million gain on sale of property. The remainder of the increase related primarily to increased travel, salary, wages and benefits expenses.

Brazil segment SG&A decreased $0.3 million as a result of the decline in the average foreign exchange rate between periods.  The reduction was offset by a $0.1 million increase in losses on property disposals.

Index
USA segment depreciation and amortization expense increased $1.7 million due to amortization of a customer relationship intangible asset of $3.8 million established in January 2014 upon the acquisition of HN.  The intangible is amortizing on an accelerated basis over a three year period.

Other Income (Expense) (in thousands):

	2014
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$115	$115
Interest expense	(7,949)	-	(2,385)	(10,334)
Change in fair value of derivative warrant and conversion liabilities	(1,209)	-	-	(1,209)
Financing expense	(2,072)	-	-	(2,072)
Loss on extinguishment	(906)	-	-	(906)
Foreign currency exchange, net	-	-	(174)	(174)
Other	-	-	(587)	(587)
Other income (expense)	$(12,136)	$-	$(3,031)	$(15,167)

	2013
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$109	109
Interest expense	(1,950)	-	(1,984)	(3,934)
Change in fair value of derivative warrant and conversion liabilities	(1,029)	-	-	(1,029)
Financing expense	(564)	-	-	(564)
Loss on extinguishment	(2,891)	-	-	(2,891)
Foreign currency exchange, net	-	-	(440)	(440)
Other	(41)	-	(319)	(360)
Other income (expense)	$(6,475)	$-	$(2,634)	$(9,109)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$6	$6
Interest expense	(5,999)	-	(401)	(6,400)
Change in fair value of derivative warrant and conversion liabilities	(180)	-	-	(180)
Financing expense	(1,508)	-	-	(1,508)
Loss on extinguishment	1,985	-	-	1,985
Foreign currency exchange, net	-	-	266	266
Other	41	-	(268)	(227)
Other income (expense)	$(5,661)	$-	$(397)	$(6,058)

Consolidated other expense was $15.2 million for 2014 compared to other expense of $9.1 million for 2013.

The Corporate segment experienced a $6.0 million increase in interest expense.The convertible notes issued in the March 2014 and May 2014 private placement offering closings, automatically converted into common stock in May 2014 upon shareholders approving an increase in our authorized shares of common stock.  When the notes converted, we recognized a noncash charge for interest expense of $6.1 million, to accrete the notes to their face value, and increased equity $6.1 million.

The Corporate segment also experienced a $0.2 million increase in expense from the change in the fair value of derivative warrant and conversion liabilities.  Our liability warrants and conversion liabilities are valued using the lattice model each reporting period and the resulting change in fair value is recorded in the statements of operations.  The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants and make certain other assumptions.   Beginning in the third quarter of 2014 we had no remaining conversion liabilities.

Corporate segment financing expense increased $1.5 million.  In 2014, the $2.1 million of financing expense was associated with the March 2014 and May 2014 private placement issuance of convertible notes and related warrants and represented the excess of the values assigned to the equity warrants and derivative liability warrants, at issuance, over the net proceeds from issuance, as described further in Note 10 to the consolidated financial statements.

Index
Corporate segment loss on extinguishment decreased $2.0 million between periods.  In 2014, the $0.9 million of loss on extinguishment in the second quarter was a result of the conversion of the notes payable issued in connection with the HN acquisition. Upon conversion we recognized the difference between the fair value of the shares issued ($3.9 million) and the carrying amount of the notes ($2.4 million) and related conversion feature ($0.6 million), as described further in Note 10 to the consolidated financial statements.

Liquidity and Capital Resources

With respect to liquidity and capital resources, we manage the Brazil segment, consisting currently of our plant in Brazil, separately from our U.S. based Corporate and USA segments.  Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA.  Cash used in operating activities for 2014 and 2013, is presented below (in thousands).

	2014
	Corporate and USA	Brazil	Consolidated
Net loss	$(16,123)	$(10,504)	$(26,627)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	3,211	3,338	6,549
Change in fair value of derivative warrant and conversion liabilities	1,209	-	1,209
Loss on extinguishment	906	-	906
Financing expense	2,072	-	2,072
Interest accreted	7,058	-	7,058
Other adjustments, net	(441)	286	(155)
Changes in operating asset and liabilities:	(797)	(282)	(1,079)
Net cash used in operating activities	$(2,905)	$(7,162)	$(10,067)

	2013
	Corporate and USA	Brazil	Consolidated
Net loss	$(12,248)	$(5,392)	$(17,640)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,419	2,629	4,048
Change in fair value of derivative warrant and conversion liabilities	1,029	-	1,029
Loss on extinguishment	2,891	-	2,891
Financing expense	564	-	564
Impairment of property	300	-	300
Interest accreted	315	-	315
Other adjustments, net	605	(1,157)	(552)
Changes in operating asset and liabilities:	1,486	2,357	3,843
Net cash used in operating activities	$(3,639)	$(1,563)	$(5,202)

On a combined basis, the Corporate and USA segments used $2.9 million of cash in operating activities in 2014.  We expect USA cash flows will improve in 2015 as a result of the acquisition of HN in January 2014.  During 2014, we paid $0.3 million in HN acquisition costs which are included in cash flows from operations. We will not incur HN acquisition and integration costs in 2015.

The Brazil segment used $7.2 million in operating cash in 2014, compared to $1.6 million of operating cash used in 2013.  Facility shut down and subsequent restart expenses, as well as lack of adequate working capital in some periods, adversely affected our operating results in 2014.  Irgovel completed the final stages of a capital expansion project involving installation of new equipment and improvements to existing infrastructure.  As a result of the project, the Irgovel facility was shutdown approximately ten weeks in the first quarter of 2014, while certain new equipment was brought on line.  Upon restarting the plant in April, the plant experienced excessive downtime and inefficiencies during the “debugging” of plant production processes.  Where possible, we stockpiled certain inventory for sale during the period the plant was shut down.  However, this inventory was not adequate to timely fulfill all outstanding orders during this period.  In addition, Irgovel shut down for two weeks in December 2014 for annual maintenance and resumed operations in January 2015, however, it has not yet consistently operated at its new increased capacity for a 30 day period due to an equipment failure in January 2015 and disruptions related to national transportation strikes in February 2015 which limited Irgovel’s ability to receive raw rice bran and ship products to customers.  Processing levels are expected to consistently reach approximately 150% of pre-expansion raw bran processing levels consistently in the second quarter of 2015.

Index
Investing Activities

During 2014, the Corporate segment made additional investments in Nutra SA (Brazil segment) of $10.2 million, and in the period from January 1, 2015 to March 31, 2015, invested an additional $1.1 million.  We expect to provide additional equity to the Brazil segment through the second quarter of 2015 depending upon Irgovel’s operating performance and economic conditions in Brazil.

Financing Activities

In 2014, proceeds from public and private offerings, net of cash costs, totaled $18.7 million.  During the first quarter of 2014, we paid $0.5 million to redeem stock which had been issued to a lender in payment of fees.  In the second quarter of 2014, we paid our secured debt in full.  On May 31, 2014, all of our convertible debt outstanding, with a face amount of $9.4 million, converted into shares of our common stock and as of December 31, 2014, no convertible debt remains outstanding.  We believe that more traditional commercial bank debt financing at significantly lower interest rates may be available as our performance improves in 2015.

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

Index
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

In assessing the recoverability of goodwill, we make estimates and assumptions about sales, operating margin, terminal growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data.  While our annual impairment testing as of December 31, 2014, supported the carrying amount of goodwill, we may be required to reevaluate the carrying amount in future periods, thus utilizing different assumptions that reflect the then current market conditions and expectations, and, therefore, we could conclude that an impairment has occurred.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index
Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
RiceBran Technologies
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of RiceBran Technologies (the Company) as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RiceBran Technologies as of December 31, 2014, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations resulting in an accumulated deficit of $242.5 million at December 31, 2014. This factor among other things, raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum, LLP

Marcum, LLP
New York, NY
March 31, 2015

Index
Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
RiceBran Technologies
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of RiceBran Technologies (the Company) as of December 31, 2013, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations.  This factor among other things, raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Phoenix, Arizona
March 31, 2014

Index
RiceBran Technologies
Consolidated Balance Sheets
December 31, 2014 and 2013
(in thousands, except share amounts)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$3,610	$5,091
Restricted cash	1,920	1,920
Accounts receivable, net of allowance for doubtful accounts of $574 and $501 (variable interest entity restricted $1,980 and $1,967)	3,055	2,673
Inventories	3,508	2,430
Operating taxes recoverable	737	585
Deferred tax asset	171	-
Deposits and other current assets	1,071	833
Total current assets	14,072	13,532
Property, net (variable interest entity restricted $3,727 and $4,969)	24,753	24,958
Goodwill	4,431	4,139
Intangible assets, net	2,740	1,417
Other long-term assets	88	532
Total assets	$46,084	$44,578

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Accounts payable	$3,286	$4,489
Accrued salary, wages and benefits	2,206	2,610
Accrued expenses	4,257	3,089
Other liabilities	573	523
Current maturities of debt (variable interest entity nonrecourse $4,758 and $6,262)	4,808	8,250
Total current liabilities	15,130	18,961
Long-term debt, less current portion (variable interest entity nonrecourse $6,203 and $6,658)	11,288	10,919
Derivative warrant liabilities	955	1,685
Deferred tax liability	396	-
Total liabilities	27,769	31,565

Commitments and contingencies

Temporary Equity - Redeemable noncontrolling interest in Nutra SA	2,643	7,177

Equity:
Equity attributable to RiceBran Technologies shareholders:
Preferred stock, 20,000,000 shares authorized and none issued	-	-
Common stock, no par value, 25,000,000 shares authorized, 9,383,571 and 2,832,014 shares issued and outstanding	261,299	227,513
Accumulated deficit	(242,470)	(219,441)
Accumulated other comprehensive loss	(3,157)	(2,236)
Total equity attributable to RiceBran Technologies shareholders	15,672	5,836
Total liabilities, temporary equity and equity	$46,084	$44,578

Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Operations
Years Ended December 31, 2014 and 2013
(in thousands, except share and per share amounts)

	2014	2013

Revenues	$40,108	$35,051
Cost of goods sold	35,639	31,106
Gross profit	4,469	3,945

Operating expenses:
Selling, general and administrative	14,354	12,366
Depreciation and amortization	2,879	1,249
Impairment of property	-	300
Total operating expenses	17,233	13,915

Loss from operations	(12,764)	(9,970)

Other income (expense):
Interest income	115	109
Interest expense - accreted on debt converted to equity	(6,323)	-
Interest expense - other	(4,011)	(3,934)
Change in fair value of derivative warrant and conversion liabilities	(1,209)	(1,029)
Financing expense	(2,072)	(564)
Loss on extinguishment	(906)	(2,891)
Foreign currency exchange, net	(174)	(440)
Other income	12	13
Other expense	(599)	(373)
Total other income (expense)	(15,167)	(9,109)

Loss before income taxes	(27,931)	(19,079)
Income tax benefit	1,304	1,439
Net loss	(26,627)	(17,640)
Net loss attributable to noncontrolling interest in Nutra SA	3,598	2,619
Net loss attributable to RiceBran Technologies shareholders	$(23,029)	$(15,021)

Loss per share attributable to RiceBran Technologies shareholders
Basic	$(3.96)	$(12.95)
Diluted	$(3.96)	$(12.95)

Weighted average number of shares outstanding
Basic	5,809,364	1,160,196
Diluted	5,809,364	1,160,196

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Comprehensive Loss
Years ended December 31, 2014 and 2013
(in thousands)

	2014	2013

Net loss	$(26,627)	$(17,640)

Other comprehensive loss - foreign currency translation, net of tax	(1,404)	(1,362)

Comprehensive loss, net of tax	(28,031)	(19,002)

Comprehensive loss attributable to noncontrolling interest, net of tax	4,081	3,285

Total comprehensive loss attributable to RiceBran Technologies shareholders	$(23,950)	$(15,717)

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Changes in Equity
Years Ended December 31, 2014 and 2013
(in thousands, except share amounts)

	Common Stock		Accumulated	Accumulated Other Comp-	Total
	Shares	Amount	Deficit	rehensive Loss	Equity

Balance, January 1, 2013	1,038,080	$210,396	$(204,420)	$(1,540)	$4,436

Share-based compensation, employees and directors	-	538	-	-	538
Stock and warrant offering proceeds, net	1,714,286	7,617	-	-	7,617
Conversion of senior debenture	28,429	500	-	-	500
Common stock issued for fees and services	48,556	744	-	-	744
Warrants issued for fees and services	-	204	-	-	204
Future shares issuance in the exchange for warrants	-	7,514	-	-	7,514
Reverse split, impact of rounding	2,663	-	-	-	-
Foreign currency translation	-	-	-	(696)	(696)
Net loss	-	-	(15,021)	-	(15,021)
Balance, December 31, 2013	2,832,014	227,513	(219,441)	(2,236)	5,836

Share-based compensation, employees and directors	281,620	729	-	-	729
Stock and warrant offering proceeds, net	2,786,781	13,296	-	-	13,296
Warrant issued in private placement offering	-	430	-	-	430
Issuance of shares to former warrant holders and a note holder	1,688,985	-	-	-	-
Debt conversions	1,724,461	10,109	-	-	10,109
Change in classification of warrants to equity from liability	-	8,902	-	-	8,902
Other	69,710	320	-	-	320
Foreign currency translation	-	-	-	(921)	(921)
Net loss	-	-	(23,029)	-	(23,029)
Balance, December 31, 2014	9,383,571	$261,299	$(242,470)	$(3,157)	$15,672

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Cash Flows
Years Ended December 31, 2014 and 2013
(in thousands)

	2014	2013
Cash flow from operating activities:
Net loss	$(26,627)	$(17,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,956	3,025
Amortization	2,593	1,023
Provision for doubtful accounts receivable	251	226
Share-based compensation, employees and directors	729	538
Interest accreted	7,058	315
Change in fair value of derivative warrant and conversion liabilities	1,209	1,029
Loss on extinguishment	906	2,891
Financing expense	2,072	564
Impairment of property	-	300
Deferred tax benefit	(1,304)	(1,248)
Other	169	(68)
Changes in operating assets and liabilities:
Accounts receivable	(766)	256
Inventories	(138)	(561)
Accounts payable and accrued expenses	(215)	3,383
Other	40	765
Net cash used in operating activities	(10,067)	(5,202)
Cash flows from investing activities:
Acquisition of HN, net of cash acquired	(725)	-
Purchases of property	(5,423)	(3,119)
Proceeds from sales of property	23	829
Payment for license	-	(1,200)
Net cash used in investing activities	(6,125)	(3,490)
Cash flows from financing activities:
Payments of debt	(18,971)	(18,404)
Proceeds from issuance of debt	15,699	20,218
Proceeds from issuance of convertible debt and related warrants, net of costs	5,379	575
Proceeds from issuance of common stock and warrants, net of costs	13,296	7,617
Proceeds from sale of membership interests in Nutra SA, net of costs	120	1,200
Proceeds from sale of membership interests in RBT PRO, net of costs	-	1,200
Change in accumulated Yield in Nutra SA	(573)	-
Other	124	408
Net cash provided by financing activities	15,074	12,814
Effect of exchange rate changes on cash and cash equivalents	(363)	(71)
Net change in cash and cash equivalents	(1,481)	4,051
Cash and cash equivalents, beginning of year	5,091	1,040
Cash and cash equivalents, end of year	$3,610	$5,091

Supplemental disclosures:
Cash paid for interest	$2,628	$2,537
Cash paid for income taxes	-	-

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 1. LIQUIDITY, MANAGEMENT PLANS AND GENERAL BUSINESS

Liquidity and Management’s Plans

In 2014, we continued to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern.  We believe that we will be able to obtain additional funds to operate our business, should it be necessary, however, there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As described further in Note 4, in January 2014, we completed the acquisition of H&N Distribution, Inc. (HN), the operations of which are accretive to cash flows.  Our Brazilian subsidiary, Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), recently completed the final stages of a major capital expansion.  Significant cash was used during the shutdown period.  Operations at Irgovel are expected to normalize during the second quarter of 2015, such that Irgovel will then be operating at its newly increased capacity and begin generating cash from operations. However, there are no assurances that this will occur.

General Business

We are a human food ingredient, nutritional supplement and animal nutrition company focused on value-added processing and marketing of healthy, natural and nutrient dense products derived from raw rice bran an underutilized by-product of the rice milling industry.  Using our bio-refining business model, we apply our proprietary and patented technologies and intellectual properties to convert raw rice bran into numerous high value products including stabilized rice bran (SRB), rice bran oil (RBO), defatted rice bran (DRB), RiBalance, a complete rice bran nutritional package derived from further processing of SRB; RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of RiBalance; RiFiber, a fiber rich insoluable derivative of RiBalance, and ProRyza, rice bran protein-based products, and a variety of other valuable derivatives extracted from these core products.  Our target markets are natural food, functional food, nutraceutical supplement and animal nutrition manufacturers, wholesalers and retailers, both domestically and internationally.

We have two reportable operating segments: (i) USA segment, which manufactures and distributes SRB (for human food ingredient and animal nutrition customers) in various granulations along with Stage II products and derivatives and (ii) Brazil segment, which extracts crude RBO and DRB from rice bran, which are then further processed into fully refined rice bran oil for sale internationally and in Brazil, compounded animal nutrition products for horses, cows, swine, sheep and poultry and a number of valuable human food and animal nutrition products derivatives and co-products. Stage II refers to the proprietary processes run at our Dillon, Montana facility and includes products produced at that facility using our patented processes. In addition we incur corporate and other expenses not directly attributable to reportable operating segments, which include costs related to our corporate staff, general and administrative expenses including public company expenses, intellectual property, professional fees, and other expenses.  No corporate allocations, including interest, are made to the reportable operating segments.

The combined operations of our USA and Brazil segments encompass our bio-refining approach to processing raw rice bran into various high quality, value-added constituents and finished products.  Over the past decade, we have developed and optimized our proprietary bio-refining processes to support the production of healthy, natural, hypoallergenic, gluten free, and non-genetically modified ingredients and supplements for use in human meats, baked goods, cereals, coatings, health foods, nutritional supplements, nutraceuticals and high-end animal nutrition and health products.

In 2014, the USA segment produced SRB inside two supplier rice mills in California and our facility in Mermentau, Louisiana.  A facility located in Lake Charles, Louisiana has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces our Stage II products: RiBalance, a complete rice bran nutritional package derived from further processing of SRB; RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of RiBalance; RiFiber, a fiber rich insoluable derivative of RiBalance, and ProRyza, rice bran protein-based products, and a variety of other valuable derivatives extracted from these core products.    The manufacturing facilities included in our USA segment have proprietary processing equipment and process patented technology for the stabilization and further processing of rice bran into finished products.  In 2014, approximately 82% of USA segment revenue was from sales of human food products and the remainder was from sales of animal nutrition products.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

The Brazil segment consists of the consolidated operations of Nutra SA, whose only operating subsidiary is Irgovel, located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human ingredient and animal nutrition markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  Irgovel also produces rice lecithin, which has application in human nutrition, animal nutrition and industrial applications.  DRB is compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market, sold as a raw material for further processing into human food ingredients or sold in bulk into the animal nutrition markets in Brazil and neighboring countries.  In 2014, approximately 39% of Brazil segment product revenue was from sales of RBO products and the remainder was from sales of DRB products.  Irgovel, however, was shut down for a portion of 2014 to complete the final stages of a capital expansion project, which caused a temporary change in sales mix.  We expect RBO sales to return to historical levels, approximately 45% of product revenues, in the near future.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of RiceBran Technologies and all subsidiaries in which we have a controlling interest.  Variable interest in subsidiaries for which we are the primary beneficiary are consolidated.  All significant inter-company accounts and transactions are eliminated in consolidation.  Noncontrolling interests in our subsidiaries are recorded net of tax as net earnings (loss) attributable to noncontrolling interests.

Foreign Currencies - The consolidated financial statements are presented in our reporting currency, U.S. Dollars.  The functional currency for Irgovel is the Brazilian Real.  Assets and liabilities of Irgovel are translated into U.S. Dollars using the exchange rate in effect at the consolidated balance sheet date.  Equity accounts are translated at historical rates, except for the change in accumulated deficit during the year, which is the result of the income statement translation process. Irgovel’s revenues and expenses are translated using the average exchange rates in effect during the period.  Translation differences are recorded in accumulated other comprehensive income (loss) as foreign currency translation.  Gains or losses on transactions denominated in a currency other than Irgovel’s functional currency which arise as a result of changes in foreign exchange rates are recorded as foreign exchange gain or loss in the statements of operations. As of March 31, 2015, the Brazilian Real has fallen against the U.S. Dollar since December 31, 2014, by approximately 17%.

Cash and Cash Equivalents – We consider all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.  As of December 31, 2014, we maintained our cash, including restricted cash, and cash equivalents, with major banks.  We maintain cash in bank accounts in amounts which at times may exceed federally insured limits.  We have not experienced any losses on such accounts.

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

Long-Lived Assets, Intangible Assets and Goodwill – Long-lived assets, consisting primarily of property, intangible assets, and goodwill, comprise a significant portion of our total assets.  Property is stated at cost less accumulated depreciation.  Depreciation is computed on the straight-line basis over the estimated useful lives.  Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.  Gains or losses on the sale of property and equipment are reflected in the consolidated statements of operations.  Intangible assets are stated at cost less accumulated amortization and are amortized over their useful life on a straight-line or accelerated basis.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that may reduce the fair value of a reporting unit below its carrying value.  Our annual qualitative or quantitative assessments involve determining an estimate of the fair value of our reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill and other indefinite-lived intangible assets exists.  A qualitative assessment evaluates whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test.  The first step of a quantitative goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and, thus, the second step of the quantitative impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of impairment loss, if any.  Fair values are derived based on an evaluation of past and expected future performance of our reporting units.

In assessing the recoverability of goodwill, we make estimates and assumptions about sales, operating margin, terminal growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data.  No impairment was deemed to exist as of December 31, 2014.

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

Derivative Conversion Liabilities – We had certain convertible debt outstanding that contained antidilution clauses.  Under these clauses, we were required to lower the conversion price on the convertible debt based on certain issuances of our common stock, awards of options to employees, additional issuance of warrants and/or other convertible instruments below certain conversion prices.  We accounted for the conversion liabilities associated with these antidilution clauses as liability instruments, separate from the host debt.  The conversion liabilities were classified as debt on our consolidated balance sheets.  These conversion liabilities were valued using the lattice model in each reporting period and the resultant change in fair value was recorded in the consolidated statements of operations in other income (expense).  There were no derivative conversion liabilities at December 31, 2014.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Derivative Warrant Liabilities – We have certain warrant agreements in effect that contain antidilution clauses.  Under these clauses, we may be required to lower the exercise price on these warrants and issue additional warrants based on future issuances of our common stock and awards of options to employees, additional issuance of warrants and/or other convertible instruments below certain exercise prices.  We account for the warrants with these antidilution clauses as liability instruments.  These warrants are valued using the lattice model in each reporting period and the resultant change in fair value is recorded in the consolidated statements of operations in other income (expense).

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

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

In February 2015, the FASB issued guidance which makes targeted amendments to current consolidation guidance.  Among other things, the standard changes the manner in which we would assesses one of the characteristics of variable interest entities (VIEs) and introduces a separate analyses specific to limited partnerships and similar entities (such as Nutra SA) for assessing if the equity holders at risk lack decision making.  Limited partnerships and similar entities will be a VIE unless the limited partners hold substantive kick-out rights or participating rights.  A right to liquidate an entity is akin to a kick-out right.  Guidance for limited partnerships under the voting model has been eliminated.  A limited partner and similar partners with a controlling financial interest obtained through substantive kick out rights would consolidate a limited partnership or similar entity. The guidance is effective for our annual and interim periods beginning in 2016.  Early adoption is allowed.  We have not yet determined the impact that the new guidance will have on our results of operations and financial position and have not yet determined if we will early adopt the standard.

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

Diluted EPS is computed by dividing the net income attributable to RiceBran Technologies shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the impact of assumed exercises and conversions is dilutive.  The dilutive effect of outstanding options and warrants is calculated using the treasury stock method.  The dilutive effect of outstanding convertible debt is calculated using the if-converted method.  Nonvested shares that vest solely on the basis of a service condition are included in the denominator of the computation of diluted EPS during their requisite service period under the treasury stock method.

Below are reconciliations of the numerators and denominators in the EPS computations.

	2014	2013
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to RiceBran Technologies shareholders	$(23,029)	$(15,021)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	5,809,364	1,160,196
Effect of dilutive securities outstanding	-	-
Diluted EPS - weighted average number of shares outstanding	5,809,364	1,160,196

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive-Stock options (average exercise price of $18.56 and $26.90 )	201,584	179,493
Warrants (average exercise price of $5.92 and $17.71)	4,651,380	809,311
Convertible debt	-	414,683
Nonvested Stock	87,167	-

The impacts of potentially dilutive securities outstanding at December 31, 2014 and 2013, were not included in the calculation of diluted EPS in 2014 and 2013 because to do so would be antidilutive.  Those securities listed in the table above which were antidilutive in 2014 and 2013, which remain outstanding, could potentially dilute EPS in the future.

NOTE 4. HN ACQUISITION

In January 2014, we purchased all of the outstanding shares of HN for $2.0 million in cash ($1.8 million paid in January 2014 and $0.2 million payable upon the resolution of certain contingencies) and promissory notes in the face amount of $3.3 million, subject to working capital adjustments.  HN is an Irving, Texas-based formulator and co-packer of products targeted at customers in the direct marketing, internet sales and retail distribution markets. HN serves the natural products, nutritional supplement, nutraceutical and functional food (NFF) sectors.  We acquired HN as part of our strategy to vertically integrate our business in order to leverage our proprietary and patented technologies.  The acquisition has been accounted for as a business combination.  The results of HN’s operations are included in our consolidated financial statements beginning January 2, 2014, and are included in our USA segment.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

In the first quarter of 2014, we incurred $0.3 million of acquisition-related costs which are included in selling, general and administrative expenses in the consolidated statements of operations.  The following table summarizes the aggregate purchase price allocation, the consideration transferred to acquire HN, as well as the amounts of identified assets acquired and liabilities assumed based on the estimated fair value as of the January 2, 2014, acquisition date (in thousands).

Cash	$1,800
Cash holdback for contingencies	200
Convertible notes payable	2,785
Total fair value of consideration transferred	4,785

Financial assets, including acquired cash of $1,075	1,314
Inventories	1,109
Property	963
Identified intangible asset	3,847
Deferred income taxes, net	(1,529)
Financial liabilities	(1,709)
Net recognized amounts of identifiable assets acquired	3,995
Goodwill - USA segment	$790

The terms of the convertible notes payable are further discussed in Note 10.  The fair value of trade receivables at January 2, 2014, was $0.1 million which equaled the gross amount receivable.  We assigned a $3.8 million value to a customer relationship intangible and we are amortizing that intangible over a three-year period.  In 2014, we recognized $1.7 million of amortization expense in the USA segment related to this intangible and expect to recognize $1.3 million in 2015 and $0.9 million in 2016.

Our consolidated revenues include $12.1 million of HN revenues for 2014.  After making a reasonable effort, we have been unable to determine the underlying information required to prepare pro forma information for 2013, as if the HN acquisition had occurred January 1, 2013.  After making a reasonable effort, we have been unable to determine net income (loss) attributable to HN resulting from it being fully integrated into the USA segment during 2014.

NOTE 5. REDEEMABLE NONCONTROLLING INTEREST IN NUTRA SA

We hold a variable interest which relates to our majority equity interest in Nutra SA, LLC (Nutra SA).  We are the primary beneficiary of Nutra SA, and as such, Nutra SA’s assets, liabilities and results of operations are included in our consolidated financial statements.  The other equity holders’ interests are reflected in net loss attributable to noncontrolling interest in Nutra SA, in the consolidated statements of operations, and redeemable noncontrolling interest in Nutra SA, in the consolidated balance sheets.  Our variable interest in Nutra SA is our Brazil segment.  A summary of the carrying amounts of Nutra SA balances included in our consolidated balance sheets follows (in thousands).

	December 31,
	2014	2013
Cash and cash equivalents	$269	$1,686
Other current assets (restricted $1,980 and $1,967)	4,735	4,546
Property, net (restricted $3,727 and $4,969)	15,258	17,672
Goodwill and intangibles, net	3,722	4,812
Other noncurrent assets	34	27
Total assets	$24,018	$28,743

Current liabilities	$5,346	$6,514
Current portion of long-term debt (nonrecourse)	4,758	6,262
Long-term debt, less current portion (nonrecourse)	6,203	6,658
Total liabilities	$16,307	$19,434

Nutra SA’s debt is secured by its accounts receivable and property.

The non-Brazilian entities in our consolidated group do not guarantee any of Nutra SA’s debt.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

A summary of changes in redeemable noncontrolling interest in Nutra SA follows (in thousands):

	2014	2013
Redeemable noncontrolling interest in Nutra SA, beginning of period	$7,177	$9,262
Investors' interest in net loss of Nutra SA	(3,598)	(2,619)
Investors' interest in accumulated other comprehensive loss of Nutra SA	(483)	(666)
Investors' purchase of additional units	120	1,200
Accumulated Yield classified as other current liability	(573)	-
Redeemable noncontrolling interest in Nutra SA, end of period	$2,643	$7,177

Investors' average interest in Nutra SA during the period	40.0%	49.0%
Investors' interest in Nutra SA as of period end	34.7%	45.9%

In December 2010, we entered into a membership interest purchase agreement (MIPA) with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (Investors).  The Investors’ share of Nutra SA’s net income (loss) increases (decreases) redeemable noncontrolling interest.  We are restricted from competing with Nutra SA and Irgovel in Brazil as further described in the MIPA.  In 2014 and 2013, we invested an additional $10.3 million and $3.9 million in Nutra SA.

Redeemable noncontrolling interest in Nutra SA is recorded in temporary equity, above the equity section and after liabilities on our consolidated balance sheets, because the Investors have drag along rights which provide the Investors the ability to force a sale of Nutra SA assets in the future.  We have assessed the likelihood of the Investors exercising these rights as less than probable at December 31, 2014.  We will continue to evaluate the probability of the Investors exercising their drag along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors will exercise these rights.

Under the limited liability company agreement for Nutra SA (LLC agreement), as amended, any units held by the Investors beginning January 1, 2014, accrue a yield at 4% (the Yield).  Commencing with the first quarter of 2014, Nutra SA must make distributions to the Investors quarterly in the amount equal to the previously accrued and unpaid Yield plus any additional distributions owed to the Investors, to the extent there is distributable cash, as defined in the LLC agreement.  As of December 31, 2014, our balance sheet includes an other liability of $0.6 million for Yield accumulated and unpaid.  Nutra SA has made no Yield payments.

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

As of December 31, 2014, there have been no unwaived events of default.  Events of default, as defined in the MIPA and the October 2013 amendment of investment agreements, are failure of Irgovel to meet minimum annual processing targets or to achieve EBITDA of at least $4.0 million in any year beginning in 2015.

As of December 31, 2014, there have been no qualifying events.  The LLC agreement defines a qualifying event as any event prior to September 16, 2014, which results, or will result, in (i) a person or group of persons exercising the right to appoint members to our board of directors holding one third or more of the votes of all board members, (ii) the sale, exchange, pledge or use as guarantee of one half or more of our ownership interest in Nutra SA to a third party or (iii) the bankruptcy of RiceBran Technologies or Nutra SA.

The Investors have drag along rights, the right to begin a process to force the sale of all Nutra SA assets after January 1, 2016.  The right terminates upon the occurrence of certain events (a $50 million Nutra SA initial public offering or a change of control, as defined).  We may elect to exercise a right of first refusal to purchase the Investors’ interest instead of proceeding to a sale.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

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

NOTE 6. CONCENTRATION OF RISK

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable.  We perform ongoing credit evaluations on our customers’ financial condition and generally do not require collateral.

One USA segment customer accounted for approximately 28% of our revenues in 2014, none of our revenues in 2013, and 2.9% of our receivables as of December 31, 2014.  A second USA segment customer accounted for none of our sales in 2014 and 6% of our sales in 2013, none of our outstanding accounts receivable at December 31, 2014 and 2013.  A third Brazil segment customer accounted for approximately 3% and 5% of our sales in 2014 and 2013 and approximately 7% and 16% of our accounts receivable balances at December 31, 2014 and 2013.  A fourth Brazil segment customer accounted for approximately 3% and 9% of our sales in 2014 and 2013 and approximately 22% and 4% of our accounts receivable balances at December 31, 2014 and 2013.  A fifth Brazil segment customer accounted for approximately 4% and 9% of our sales in 2014 and 2013 and approximately 3% and 10% of our accounts receivable balances at December 31, 2014 and 2013.

As of December 31, 2014, 232 of our 295 employees were located in Brazil.  All of our employees in Brazil are represented by a labor union and are covered by a collective bargaining agreement.

At December 31, 2014, Brazil made up $2.0 million of the $3.1 million consolidated accounts receivable balance, net of allowance for doubtful accounts.

NOTE 7. INVENTORIES

Inventories are composed of the following (in thousands):

	As of December 31,
	2014	2013
Finished goods	$1,103	$1,194
Work in process	380	546
Raw materials	1,441	441
Packaging supplies	584	249
Total inventories	$3,508	$2,430

NOTE 8. PROPERTY

Property consists of the following (in thousands):

	As of December 31,
	2014	2013	Estimated Useful Lives
Land	$364	$382
Furniture and fixtures	539	553	5-10 years
Plant	15,942	14,582	25-30 years, or life of lease
Computer and software	1,701	1,437	3-5 years
Leasehold improvements	568	200	4-7 years or life of lease
Machinery and equipment	21,519	14,557	5-10 years
Construction in progress	-	7,517
Subtotal	40,633	39,228
Less accumulated depreciation	15,880	14,270
Property, net	$24,753	$24,958

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 9. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	USA Segment			Brazil Segment		Total
	Patents	Trademarks	Customer Lists	Trademarks	Customer Lists	Intangible Assets
December 31, 2014
Cost	$1,697	$76	$6,524	$2,607	$953	$11,857
Accumulated amortization	(1,296)	-	(4,343)	(2,547)	(931)	(9,117)
Net book value	$401	$76	$2,181	$60	$22	$2,740

December 31, 2013
Cost	$1,697	$48	$2,677	$2,964	$1,084	$8,470
Accumulated amortization	(1,170)	(41)	(2,466)	(2,472)	(904)	(7,053)
Net book value	$527	$7	$211	$492	$180	$1,417

Estimated useful lives	17 years	Indefinite	3 - 7 years	7 years	7 years

Amortization expense is expected to be $1.5 million in 2015, $1.0 million in 2016, $0.1 million in 2017 and $0.1 million in 2018.  Goodwill does not amortize.  A summary of goodwill activity follows for 2014 and 2013.

	2014	2013
Goodwill, beginning of period	$4,139	$4,773
USA Segment - Acquisition of HN	790	-
Brazil segment - Effect of foreign currency translation	(498)	(634)
Goodwill, end of period	$4,431	$4,139

NOTE 10. EQUITY AND SHARE-BASED COMPENSATION

In May 2014, our shareholders approved an increase in our authorized shares of common stock from 6,000,000 shares to 25,000,000 shares. In June 2013, our shareholders approved an increase in the number of our authorized shares of common stock from 2,500,000 to 6,000,000.

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

Stock, Convertible Note and Warrant Offerings

In December 2013, we completed a secondary public offering in which we issued and sold 1,714,286 shares of common stock for $5.24 per share and publicly traded warrants to purchase 1,714,286 shares of common stock for $0.01 per underlying share.  The net proceeds from the offering were $7.6 million after deducting underwriting discounts and commissions of $0.7 million and other offering expenses of approximately $1.4 million.  The publicly traded warrants have an exercise price of $6.55 per share and expire in December 2018.  The underwriters on the offering also received a warrant for the purchase of 85,715 shares, at an exercise price of $6.55 per share, which expires in December 2018.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

In January 2014, an underwriter exercised its overallotment rights related to our December 2013 secondary public offering.  We issued and sold 162,586 shares of common stock for $5.24 per share and publicly traded warrants to purchase 162,586 shares of common stock ($6.55 per share exercise price and December 2018 expiration) for $0.01 per underlying share.  In connection with the overallotment exercise, the underwriters for the offering also received a warrant for the purchase of 8,130 shares of common stock (exercise price of $6.55 per share and December 2018 expiration).  The net proceeds from the overallotment exercise were $0.8 million, after deducting underwriting discounts and commissions and other cash offering expenses of $0.1 million, and are included in equity.

We completed the first closing of a private placement offering in March 2014.   We issued convertible notes in the principal amount of $4.9 million and warrants for the purchase of up to 1,399,614 shares of common stock ($5.25 per share exercise price and March 2019 expiration).   We contributed $1.0 million of the $4.3 million proceeds, net of $0.6 million of costs, to Nutra SA, and used the remainder of the proceeds for capital projects in the United States and for general corporate purposes.  On a fully diluted basis, at issuance we had available shares of common stock for 15.8% of the shares underlying the Warrants.  To the extent there were available shares, we allocated proceeds to equity for the warrants ($0.4 million).  We recorded a derivative liability for the warrants to the extent there were not available shares ($5.0 million).  We recorded $1.1 million in financing expense at closing representing the excess of the amounts recorded for the warrants over the net proceeds from the offering.  The convertible notes issued in the offering were initially recorded with a discount equal to the face amount of the notes.  As discussed below, in Debt Conversions section, these notes converted in May 2014.

We completed the second closing of the private placement offering in May 2014.   We issued convertible notes in the principal amount of $1.2 million and warrants for the purchase of up to 357,075 shares of common stock, with an exercise price of $5.25 per share and a May 2019 expiration.  We contributed $0.5 million of the $1.1 million proceeds, net of $0.2 million of costs, to Nutra SA, and used the remainder of the proceeds for capital projects in the United States and for general corporate purposes.  On a fully diluted basis, at issuance we had no available shares of common stock for the shares underlying these warrants and, as a result, recorded a derivative liability for the fair value of these warrants at issuance ($2.0 million).  We recorded $1.0 million in financing expense at closing, representing the excess of the amounts recorded for the warrants over the net proceeds from the offering.  The convertible notes issued in the offering were initially recorded with a discount equal to the face amount of the notes.  As discussed below, in Debt Conversions section, these notes converted in May 2014.

In late June 2014, we issued and sold 1,417,500 shares of common stock for $5.29 per share and warrants to purchase 708,750 shares of common stock (exercise price of $5.87 per share and June 2019 expiration) for $0.01 per underlying share.  The underwriters for the offering also received a warrant for the purchase of 85,050 shares of common stock (exercise price of $6.625 per share and June 2019 expiration).  The net proceeds from the offering of $6.8 million, after deducting underwriting discounts and commissions and other cash offering expenses of $0.7 million, are included in common stock.   We contributed $3.0 million of the proceeds to Nutra SA and used $0.8 million of the proceeds to pay all amounts due under the USA segment senior revolving note.

In a separate agreement occurring in mid June 2014, we issued warrants to purchase 265,000 shares of common stock (exercise price of $5.25 per share and June 2019 expiration).

In October 2014, we issued and sold 1,181,695 shares of common stock and warrants to purchase 1,181,695 shares of common stock (exercise price of $5.27 per share, exercisable beginning April 2015, April 2020 expiration) for $5.40 per unit, where a unit is one share of common stock and a warrant to purchase one share of common stock.  The underwriters of the offering also received a warrant for the purchase of 94,536 shares of common stock (exercise price of $5.27 per share and October 2019 expiration).  The net proceeds from the offering of $5.8 million, after deducting underwriting discounts and commissions and other estimated cash offering expenses of $0.6 million, are included in common stock.  We intend to use the proceeds for investments in USA segment capital projects and to fund Brazil working capital needs.

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

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

In the fourth quarter of 2013, we also issued $500,000 of notes to a holder and agreed to issue the holder 134,250 shares of common stock.  The fair market value of the shares was recorded in common stock in the fourth quarter of 2013.  We issued these shares, as required, after shareholders approved an increase in our authorized shares of common stock in May 2014.

Debt Conversions

In connection with the January 2014 acquisition of HN, we issued convertible promissory notes in the face amount of $3.3 million.  The notes were due in equal quarterly payments commencing on March 31, 2015, and ending on December 31, 2018 and bore interest at 1% per year until January 2015, 5% per year from February 2015 until January 2016 and 10% per year after January 2016.  We recorded the notes at their $2.2 million fair value and the conversion features at their $0.6 million fair value on the date of issuance.  We accreted the notes at an effective interest rate of 18.9%, until the notes, and accumulated interest thereon, converted into 543,894 shares of common stock upon our issuance of shares to the former warrant holders in the Exchange.  The notes converted in May 2014.  Upon conversion, we recognized a $0.9 million loss on extinguishment for the difference between the fair value of the shares issued ($3.9 million) and the carrying amount of the notes ($2.4 million) and related conversion feature ($0.6 million).

The convertible notes issued in the March 2014 and May 2014 private placement closings, due in July 2016, bore interest at 5% interest until the $6.2 million outstanding on the notes, including accumulated interest thereon (less than $0.1 million), automatically converted in May 2014, at a conversion price of $5.25, into 1,180,567 shares of common stock upon shareholders voting to approve an increase in our authorized shares of common stock.  When the notes converted, we recognized interest expense of $6.2 million, to accrete the notes to their face value, and increased equity $6.2 million.

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

Equity Incentive Plans, Options and Warrants

A summary of stock option and warrant activity for 2014 and 2013 follows.

	Options			Equity and Liability Warrants
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, January 1, 2013	169,254	$32.00	6.3	806,769	$24.00	3.5
Granted	40,000	15.38		1,859,111	6.85
Impact of anti-dilution clauses	-	NA		385,292	NA
Impact of amendment	-	NA		(496,061)	NA
Exercised	-	NA		-	-
Forfeited, expired or cancelled	(29,817)	50.58		(148,829)	66.92
Outstanding, December 31, 2013	179,437	24.28	6.2	2,406,282	6.33	4.5
Granted or issued	141,134	4.77		4,262,436	5.44
Exercised	-	NA		-	-
Forfeited, expired or cancelled	(50,929)	34.61		(164,759)	5.24
Outstanding, December 31, 2014	269,642	$12.12	7.9	6,503,959	$5.77	4.3
Exercisable, December 31, 2014	138,671	$18.50	6.2	5,322,264	$5.88	4.1

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Our board of directors adopted our 2014 equity incentive plan in August 2014, after the plan was approved by shareholders.  A total of 1,600,000 shares of common stock were initially reserved for issuance under the plan.  Under the terms of the plan, we may grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services on such terms as are determined by the board of directors.  Our board of directors administers the plan, determines vesting schedules on plan awards and may accelerate the vesting schedules for award recipients.  The options granted under the plan have terms of up to 10 years.  As of December 31, 2014, options to purchase 141,134 shares have been issued and remain outstanding, 281,620 common shares have been issued and remain outstanding and 1,177,246 shares are reserved for future grants.

Our board of directors adopted our 2010 Equity Incentive Plan (2010 Plan) in February 2010.  A total of 125,000 shares of common stock were initially reserved for issuance under the 2010 Plan.  The amount reserved increased annually each January 1st by 5% of the outstanding shares as of the prior December 31st.  Additionally, in 2011 the board approved a 40,000 increase in the number of shares of common stock reserved under the plan.

Under the terms of the 2010 Plan, we could grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services on such terms as are determined by the board of directors.  Our board of directors administered the 2010 Plan, determined vesting schedules on plan awards and could accelerate the vesting schedules for award recipients.  The options granted under the 2010 Plan have terms of up to 10 years.  In 2013, the board of directors froze the 2010 Plan and there are no longer any shares reserved for future grants.

Our board of directors adopted the 2005 Equity Incentive Plan (2005 Plan) in May 2005 and our shareholders approved the 2005 Plan in September 2005.  Under the terms of the 2005 Plan, we could grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services on such terms as are determined by the board of directors.  Options granted under the 2005 Plan have terms of up to 10 years.  There are no longer any shares reserved for future grants under the 2005 Plan.

We have outstanding a total of 17,384 options awarded to current and former directors, employees and consultants at various times beginning in 2004 through 2009 that do not fall under the plans described above.  Expiration periods, typically ten years, and other terms of these non-plan specific options are not materially different from those issued under the 2010 Plan and 2005 Plan.

Share-based compensation expenses related to option and stock grants issued to employees and directors are included in selling, general and administrative expenses in the statements of operations, and consisted of the following (in thousands):

	2014	2013
Stock Options:
Consultants	$4	$16
Directors	11	262
Employees	132	127
Executive officers	136	133
Stock:
Directors	332	-
Executive officers	114	-
Total share-based compensation expense	$729	$538

In the third quarter of 2014, we issued shares of common stock to directors and executive officers at a grant date fair value of $4.91 per share.  We issued 44,026 shares which vested in August 2014, 52,412 shares which vest in August 2015 (or at the next annual shareholder meeting date if earlier) and 185,182 shares which vest in August 2017.  In 2014, we recognized $0.5 million in compensation for these share of common stock.  These shares are the only shares vesting in the future.  As of December 31, 2014, we expect to recognize the remaining $0.9 million of unrecognized compensation over a weighted average period of 2.3 years.

In April 2013, our board granted each of our five non-employee directors a stock option to purchase up to 3,750 shares of common stock.  Each option has an exercise price of $16.00 per share, vests in nine equal monthly installments ending December 31, 2013, and expires in April 2023.  In January 2013, we issued each of those five non-employee directors an option for the purchase of up to 1,250 shares of common stock under the non-employee director automatic grant provision.  Each option has an exercise price of $16.00 per share, vested in twelve equal monthly installments ending December 2013, and expires in January 2023.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

In April 2013, the Board granted each of the two directors serving on the strategic committee and consulting special counsel each a stock option to purchase up to 1,250 shares of common stock.  Each option has an exercise price of $16.00 per share, vested in twelve equal monthly installments ending in March 2014 and expires in April 2018.

The following table summarizes option activity during 2014 and 2013:

	Employees and Directors		Consultants
	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price	Total Shares Underlying Options
Outstanding, January 1, 2013	158,304	$26.00	10,950	$106.00	169,254
Granted	38,750	15.36	1,250	16.00	40,000
Forfeited, expired or cancelled	(27,317)	27.75	(2,500)	300.00	(29,817)
Exercised	-	NA	-	NA	-
Outstanding, December 31, 2013	169,737	$23.13	9,700	$44.45	179,437
Granted	141,134	4.77	-	NA	141,134
Forfeited, expired or cancelled	(50,929)	34.61	-	NA	(50,929)
Exercised	-	NA	-	NA	-
Outstanding, December 31, 2014	259,942	$10.91	9,700	$44.45	269,642

Exercisable, December 31, 2014	129,539	$16.80	9,132	$42.62	138,671

As of December 31, 2014, our outstanding options have no intrinsic value.  The average fair value of options granted was $4.29 per share in 2014 and $11.18 per share in 2013.  The following are the assumptions used in valuing stock options:

	2014	2013

Assumed volatility	119.9%	119.2%-122.3%
		(121.1% weighted average)
Assumed risk free interest rate	1.7%	0.7%-1.4%
		(0.9% weighted average)
Average expected life of options (in years)	6.2	6.2
Expected dividends	-	-
Forfeiture rate	5%	5%

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

The following table summarizes information related to outstanding and exercisable options:

	As of December 31, 2014
	Outstanding			Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$4.77	141,134	$4.77	9.6	15,671	$4.77	9.6
$6.00 -$16.00	116,217	15.79	6.1	111,277	15.79	6.1
$28.00	1,457	28.00	7.2	1,457	28.00	7.2
$40.00	2,834	40.00	6.8	2,834	40.00	6.8
$60.00	5,000	60.00	0.1	5,000	60.00	0.1
$74.00	2,500	74.00	6.2	1,932	74.00	6.2
$242.00	500	242.00	1.0	500	242.00	1.0
$4.77 to $242.00	269,642	$12.12	7.9	138,671	$18.50	6.2

The following table summarizes equity and liability warrant activity during 2014 and 2013:

	Equity Warrants			Liability Warrants
	Shares Underlying	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Underlying	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance, January 1, 2013	5,756	$90.00	2.4	801,013	$24.00	3.5
Granted	1,820,711	7		38,400	16.00
Impact of antidilution clauses	-	NA		385,292	NA
Impact of amendment	(8,711)	NA		(487,350)	NA
Exercised	-	NA		-	NA
Forfeited, expired or cancelled	(2,722)	137.60		(146,107)	65.60
Outstanding, December 31, 2013	1,815,034	6.69	5.0	591,248	5.24	2.9
Granted	4,262,436	5.44		-	NA
Exercised	-	NA		-	NA
Forfeited, expired or cancelled	-	NA		(164,759)	5.24
Outstanding, December 31, 2014	6,077,470	$5.81	4.4	426,489	$5.24	2.9
Exercisable, December 31, 2014	4,895,775	$5.94	4.2	426,489	$5.24	2.9

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

The following table summarizes information related to outstanding and exercisable warrants:

		Outstanding			Exercisable
Range of Exercise Prices	Type of Warrant	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$5.24	Liability (1)	426,489	$5.24	2.9	426,489	$5.24	2.9
$5.25 to $5.87	Equity	4,006,670	5.37	4.6	2,824,975	5.41	4.3
$6.55 to $6.63	Equity	2,055,767	6.55	4.0	2,055,767	6.55	4.0
$16.00 to $16.80	Equity	12,004	16.40	3.5	12,004	16.40	3.5
$46.80	Equity	3,029	46.80	1.9	3,029	46.80	1.9
		6,503,959	$5.77	4.3	5,322,264	$5.88	4.1

(1)	The warrants contain full ratchet anti-dilution provisions.

As of December 31, 2014, we have two warrant agreements outstanding (with one holder) that contain antidilution clauses.  The related warrants are classified as derivative warrant liabilities in our balance sheets.  Under the antidilution clauses contained in these warrants, in the event of equity issuances at prices below the exercise prices of these warrants, we may be required to lower the exercise price on these warrants and increase the number of shares underlying these warrants.  Equity issuances may include issuances of our common stock, certain awards of options to employees, and issuances of warrants and/or other convertible instruments.

Certain equity issuances in 2013 triggered the antidilution clauses in certain liability warrants and, as a result, we were required to lower the exercise price and increase the number of shares underlying certain liability warrants.  In addition, certain amendments in 2013 required us to lower the exercise price and increase the numbers of shares underlying certain warrants.

NOTE 11. DEBT

The following table summarizes current and long-term portions of debt as of December 31, 2014 and 2013(in thousands):

	2014	2013
Corporate segment:
Senior revolving note, net	$-	$1,988
Subordinated notes, net	4,978	4,262
Other	157	-
	5,135	6,250
Brazil segment:
Capital expansion loans	3,629	4,795
Working capital lines of credit	2,408	3,213
Advances on customer export orders	1,810	2,386
Special tax programs	3,016	2,351
Other	98	174
	10,961	12,919
Total debt	16,096	19,169
Current portion	4,808	8,250
Long-term portion	$11,288	$10,919

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Required future minimum payments on our debt as of December 31, 2014, follow (in thousands).

	Corporate Segment	Brazil Segment	Total
2015	50	4,758	4,808
2016	6,591	1,045	7,636
2017	64	822	886
2018	-	764	764
2019	-	699	699
Thereafter	-	2,873	2,873
	6,705	10,961	17,666
Discount	(1,570)	-	(1,570)
Total debt	$5,135	$10,961	$16,096

As of December 31, 2014, none of the agreements for our outstanding debt contain financial covenants.

Corporate Segment

See Note 10 for a description of the convertible notes payable issued in the first quarter of 2014 to the former shareholders of HN and the private placement investors.  As discussed further in Note 10, in May 2014, these instruments converted into shares of common stock and the senior revolving note was paid in full with the proceeds from the June 2014 stock and warrant offering.  The senior revolving note was due in installments through October 2014.

Subordinated Notes

As of December 31, 2014, subordinated notes in the principal amount of $6.5 million remain outstanding.  The notes bear interest of 5% per year, payable quarterly, and mature in July 2016.  The notes are secured by interest in substantially all of our assets, excluding our interest in Nutra SA and RBT PRO, LLC.  See further discussion in Note 12.  We accrete the notes up to their face value at an average annual interest rate of 22.7%.  In connection with the Modification discussed further in Note 10, during the fourth quarter of 2013, the holders of our subordinated convertible notes agreed to amend their notes to reduce the annual interest rate to 5% from 10%, change the maturity of the notes to July 2016 (if there was a different maturity date) and to remove the conversion features and antidilution protections included in the notes.

Brazil Segment

All Brazil segment debt is denominated in the Brazilian Real (R$), except advances on customer export orders which are denominated in U.S. Dollars.

Capital Expansion Loans

In December 2011, Irgovel entered into loan agreements with the Bank of Brazil.  As of December 31, 2014, the notes held a principal balance of R$8.1 million. The annual interest rate on the loans is 6.5%, payable quarterly and the loans mature December 2021.  Irgovel must make monthly principal payments under each of the loans.  Irgovel used R$1.5 million of the proceeds for working capital purposes and the remainder for the purchase of equipment and machinery.  In July 2012, Irgovel entered into an agreement with the bank under which it borrowed R$1.7 million for the purchase of certain equipment at an annual interest rate of 5.5%.  Interest is payable quarterly on the amounts outstanding and the maturity date of the loans is July 2019.  Irgovel must make monthly principal payments under the loans.  The capital expansion loans are secured by the related equipment.

Working Capital Lines of Credit

Irgovel has working capital lines of credit secured by accounts receivable.  The total amount of borrowing cannot exceed 30%-100% of the collateral, depending on the agreement.  The annual interest rates on this debt range from 12.5% to 125.4%, and average 27.9%.  Principal maturities of amounts outstanding extend through July 2017.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Advances on Customer Export Orders

Irgovel obtains advances against certain customer export orders from various banks.  The annual interest rates on these advances range from 5.9% to 10.0%, and average 8.0%.  Principal maturities of amounts outstanding extend through March 2015.

Special Tax Programs

Irgovel has an unsecured note payable for Brazilian federal and social security taxes under special Brazilian government tax programs.  During the third quarter of 2014, Irgovel’s debt under several notes was consolidated into one note and Irgovel financed an additional $0.9 million of taxes payable under the programs.  Principal and interest payments are due monthly through January 2029.  Interest on the notes is payable monthly at the Brazilian SELIC target rate, which was 11.8% at December 31, 2014.

NOTE 12. EQUITY METHOD INVESTMENT

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

RBT PRO, LLC (RBT PRO) was a wholly owned subsidiary whose only asset was the License acquired in March 2013.  In April 2013, we entered into a series of agreements with various affiliates of Wilmar International Limited (collectively Wilmar).  In connection therewith, we sold a 50% membership interest in RBT PRO to Wilmar for $1.2 million.  RBT PRO granted a royalty free, perpetual sublicense of the License to Wilmar for exclusive use throughout China.

We also entered into a cross license agreement with Wilmar, and under the agreements, we obtained rights to purchase a percentage of the capital stock of any entity Wilmar establishes to develop new products relating to rice bran or its derivative, as defined in the agreement, using the intellectual property licensed to Wilmar.

There was no gain or loss recognized on these transactions because we entered the agreement with the partner in contemplation of the agreements with Wilmar.  We account for our investment in RBT PRO under the equity method.  Our investment in RBT PRO was zero as of December 31, 2014 and 2013, and RBT PRO has had no net income or loss since inception.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 13. INCOME TAXES

Deferred tax assets (liabilities) are comprised of the following (in thousands):

	As of December 31,
	2014	2013
United States
Net operating loss carryforwards	$2,503	$43,328
Gain on sale of membership interests in Nutra SA	369	403
Stock options and warrants	625	1,199
Intangible assets	(797)	1,194
Property	(80)	6,832
Capitalized expenses	525	652
Debt and deferred financing	(116)	(112)
Other	642	451
Net deferred tax assets	3,671	53,947
Less: Valuation allowance	(3,896)	(53,947)
Deferred tax asset (liability)	(225)	-
Brazil
Intangible assets	(28)	(228)
Property	(1,141)	(1,555)
Net operating loss carryforwards	4,666	2,381
Other	370	285
Net deferred tax assets	3,867	883
Less: Valuation allowance	(3,867)	(883)
Deferred tax asset (liability)	$-	$-

Deferred tax asset - current	$171	$-
Deferred tax liability - long-term	(396)	-
	$(225)	$-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes.  We have determined it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly we have provided a valuation allowance for deferred tax assets.  Our valuation allowance is on U.S. and Brazil deferred tax assets.  The change in valuation allowance of $47.1 million in 2014 was due to (i) $2.5 million in net operating loss and (ii) $3.0 million for the change in the valuation allowance against Brazil deferred tax assets, net of $0.6 million impact from foreign currency translation, offset by (i) the $41.8 million impact of net operating losses expiring and those being limited due to ownership changes (ii) $0.9 million from the impact of state rate changes (iii) $1.3 million from the establishment of deferred tax liabilities in the acquisition of HN (iv) $1.1 million of adjustments to intangibles and stock compensation deferreds, and (v) $7.5 million of adjustment to fixed asset deferred balance as a result of an accounting method change.  The change in valuation allowance of $4.9 million in 2013 was due to (i) $3.9 million in net operating loss and (ii) $0.7 million from the impact of state rate changes and (iii) $0.9 million for the establishment of a valuation allowance against Brazil deferred tax assets, offset by (i) the $0.4 million impact of expiring net operating losses and (ii) $0.2 million of other deferred items.

As of December 31, 2014, net operating loss carryforwards for U.S. federal tax purposes totaled $6.5 million and expire at various dates from 2018 through 2034.  Net operating loss carryforwards for state tax purposes totaled $6.0 million as of December 31, 2014, and expire at various dates from 2015 through 2034.  As of December 31, 2014, net operating loss carryforwards for Brazil tax purposes totaled $13.7 million and do not expire but may be subject to substantial annual limitations (generally 30% of taxable income in any year).

Due to offerings and conversions occurring between December 2013 and May 2014, we believe our ability to utilize previously accumulated net operating loss carryforwards are subject to substantial annual limitations due to “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations.  Therefore in 2014, we recorded the impact of the expiration of substantial net operating loss carryforwards prior to utilization.  We have not yet finalized the exact amount of such limitation, as the rules in this area are complex, and our estimate of the annual limitation is subject to change.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

We are subject to taxation in the U.S. and various states.  We record liabilities for income tax contingencies based on our best estimate of the underlying exposures.  We are open for audit by the IRS for years after 2011 and, generally, by U.S. state tax jurisdictions after 2011.  We are open for audit by the Brazilian tax authorities for years after 2010.

Loss before income taxes is comprised of the following (in thousands):

	2014	2013
Foreign	$(10,504)	$(6,832)
Domestic	(17,427)	(12,247)
Loss before income taxes	$(27,931)	$(19,079)

Foreign earnings are assumed to be permanently reinvested.  U.S. federal income taxes have not been provided on undistributed earnings of our foreign subsidiary.

The income tax benefit of $1.3 million in 2014 is all related to U.S. federal and state deferred tax benefit and the income tax benefit of $1.4 million in 2013 is all foreign deferred tax benefit.

Reconciliations between the amount computed by applying the U.S. federal statutory tax rate (34%) to loss before income taxes, and income tax benefit follows (in thousands):

	2014	2013
Income tax benefit at federal statutory rate	$(9,496)	$(6,487)
Increase (decrease) resulting from:
State tax benefit, net of federal tax effect	(206)	(653)
Change in valuation allowance	(46,511)	4,927
Adjustment to intangible deferred balances	484	-
Adjustment to fixed asset deferred balance	7,450	-
Reduction in deferred balances for forfeited, expired or cancelled options	597	255
Expiration of U.S. net operating losses	41,756	415
Nontaxable fair value adjustment	411	350
Nondeductible convertible debt issuance expenses	3,179	521
Impact of state rate changes	917	(677)
Nondeductible expenses	37	6
Adjustments to Brazil deferred balances	15	-
Adjustments to U.S. deferred balances	63	(96)
Income tax benefit	$(1,304)	$(1,439)

We recognize interest and penalties related to uncertain tax positions in selling, general and administrative expenses. We have not identified any uncertain tax positions requiring a reserve as of December 31, 2014 or 2013.

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

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Leases

We lease certain properties under various operating lease arrangements that expire over the next twenty one years.  These leases generally provide us with the option to renew the lease at the end of the lease term.  Future minimum payments under these commitments as of December 31, 2014, are as follows: $0.5 million for 2015; $0.5 million in 2016; $0.3 million in 2017; $0.2 million in 2018; $0.2 million in 2019 and $0.9 million thereafter.  We incurred lease expense of $0.8 million in 2014 and $0.5 million in 2013.

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

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers allege is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  Our parent company has not been served with any formal notices in regard to this matter.  To date, only Irgovel has received formal legal notice.  In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration.  On October 29, 2010, we initiated an arbitration proceeding against the Sellers for breaches of the Purchase Agreement, including claims related to Sellers’ handling of the Resyng claim and whether any future payments are required under the Purchase Agreement.  On February 25, 2015, the arbitration panel issued its opinion and ordered the Sellers to pay Irgovel and us R$3.6 million plus arbitration fees, legal fees, and interest.  We are currently seeking to confirm and obtain a final award in Brazil.

As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  As of December 31 2014 and 2013, the balance in the escrow account was $1.9 million and is included in restricted cash in our balance sheets.  There is an escrow liability related to the lawsuit in accrued expenses on our balance sheets as of December 2014 and 2013, totaling $1.6 million.  When the escrow account was funded, we established an accrued liability equal to the amount of the escrow for contingencies and the net balance due to the Sellers under the terms of the Purchase Agreement.  As of December 31, 2014, $0.5 million of pre-acquisition contingencies have either been paid or specifically identified and accrued, leaving a balance of $1.6 million to settle any remaining contingencies.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.  If and when received, we agreed to pay to Nutra SA ninety percent of any funds received from the escrow account or treat the funds retained as a distribution from Nutra SA and reduce our ownership percentage accordingly.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

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

NOTE 15. RELATED PARTY TRANSACTIONS

Transactions with Baruch Halpern

Entities beneficially owned by Baruch Halpern, a director, invested $2.6 million in our subordinated convertible notes and related warrants prior to 2013.  In 2014 and 2013, we paid and expensed $0.1 million and $0.2 million, respectively, of interest on subordinated notes beneficially owned by Mr. Halpern.  The terms of the notes beneficially owned by Mr. Halpern were changed in the Modification.

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

Transactions with W. John Short

W. John Short, our chief executive officer and director, invested $25 thousand in our subordinated convertible notes and related warrants in January 2012 and an additional $25 thousand in April 2013.  In 2014 and 2013, we paid less than $10 thousand of interest on subordinated notes beneficially owned by Mr. Short.  In June 2013, Mr. Short made an election to be paid in stock, rather than cash, for interest accruing under the notes from February 2013 through June 2014.  In connection with the election, in 2013 we issued to Mr. Short a PIK warrant with 234 underlying shares of common stock, and increased the shares underlying Mr. Short’s convertible notes by 234 shares as payment for interest accruing under the convertible notes from February 2013 through October 2013.  The terms of the notes beneficially owned by Mr. Short were amended pursuant to the Modification.

In connection with the Exchange, warrants beneficially owned by Mr. Short for the purchase of up to 3,806 shares of common stock ($14.00 per share exercise prices and expirations of July 2017 and May 2018), including the PIK warrant, were cancelled in exchange for 12,777 shares of our common stock.  The shares were not required to be issued until after our shareholders approved an increase in our authorized shares of common stock, which occurred on May 30, 2014.

Transactions with Mark McKnight

In January 2014, we purchased all of the outstanding shares of HN for $2.0 million in cash, plus convertible promissory notes for $3.3 million.  Mark McKnight, our current senior vice president of sales, and his wife collectively owned a majority interest in HN prior to the acquisition.  In connection with our acquisition of HN, Mark McKnight received $0.7 million in cash and a convertible promissory note for $1.4 million and Nicole McKnight, his wife, received $0.7 million in cash and a convertible promissory note for $1.4 million.  We had the option to pay principal and accrued interest under the notes in either cash or in our common stock, however, if we issued shares to our former warrants holders upon an increase in authorized shares, under the terms of the Exchange, then we were required to settle any outstanding balance on the notes through the issuance of shares of our common stock.  On May 30, 2014, we issued 225,925 shares of common stock to settle Mark McKnight’s note and 225,925 shares of common stock to settle Nicole McKnight’s note.  The notes were converted at a conversion price of $6.00 per share.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

In January 2014, we entered into a $0.1 million, 5% unsecured, promissory note with Nicole McKnight.  We paid all principal and interest due under the note in October 2014.

During 2013, prior to the acquisition, we had product sales to HN totaling $0.6 million.

NOTE 16. SEGMENT INFORMATION

We have two reportable operating segments in 2014: (i) USA segment, which manufactures and distributes SRB in various granulations along with Stage II products and derivatives and (ii) Brazil segment, which extracts crude RBO and DRB from rice bran, which are then further processed into fully refined rice bran oil for sale internationally and in Brazil, compounded animal nutrition products for horses, cows, swine, sheep and poultry and a number of valuable human food and animal nutrition products derivatives and co-products. In addition we incur corporate and other expenses not directly attributable to operating segments, which include costs related to our corporate staff, general and administrative expenses including public company expenses, intellectual property, professional fees, and other expenses.  No Corporate allocations, including interests, are made to the operating segments.

The table below presents segment information for the years identified and provides a reconciliation of segment information to total consolidated information (in thousands).

	2014
	Corporate	USA	Brazil	Consolidated
Revenues	$-	$23,096	$17,012	$40,108
Cost of goods sold	-	16,124	19,515	35,639
Gross profit	-	6,972	(2,503)	4,469
Depreciation and amortization (in selling, general and administrative)	(52)	(2,137)	(690)	(2,879)
Other operating expenses	(5,941)	(4,133)	(4,280)	(14,354)
Income (loss) from operations	$(5,993)	$702	$(7,473)	$(12,764)

Net income (loss) attributable to RiceBran Technologies shareholders	$(16,825)	$702	$(6,906)	$(23,029)
Interest expense	(7,949)	-	(2,385)	(10,334)
Depreciation (in cost of goods sold)	-	(1,022)	(2,648)	(3,670)
Purchases of property	152	2,251	3,020	5,423
Property, net, end of period	135	9,360	15,258	24,753
Goodwill, end of period	-	790	3,641	4,431
Intangible assets, net, end of period	-	2,658	82	2,740
Total assets, end of period	4,212	17,854	24,018	46,084

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

	2013
	Corporate	USA	Brazil	Consolidated
Revenues	$-	$12,023	$23,028	$35,051
Cost of goods sold	-	9,078	22,028	31,106
Gross profit	-	2,945	1,000	3,945
Depreciation and amortization (in selling, general and administrative)	(24)	(469)	(756)	(1,249)
Impairment of property	-	(300)	-	(300)
Other operating expenses	(5,918)	(2,006)	(4,442)	(12,366)
Income (loss) from operations	$(5,942)	$170	$(4,198)	$(9,970)

Net income (loss) attributable to RiceBran Technologies shareholders	$(12,418)	$170	$(2,773)	$(15,021)
Interest expense	(1,950)	-	(1,984)	(3,934)
Depreciation (in cost of goods sold)	-	(926)	(1,873)	(2,799)
Purchases of property	21	191	2,907	3,119
Property, net, end of period	55	7,231	17,672	24,958
Goodwill, end of period	-	-	4,139	4,139
Intangible assets, net, end of period	-	745	672	1,417
Total assets, end of period	6,039	9,796	28,743	44,578

The following table presents revenues data by geographic area shipped to (in thousands):

	2014	2013
United States	$21,381	$12,869
Brazil	14,257	17,861
Other international	4,470	4,321
Total revenues	$40,108	$35,051

NOTE 17. FAIR VALUE MEASUREMENT

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of December 31 2014, the fair value of our Corporate segment debt (Level 3 measurement) is approximately $0.2 million higher than the $5.1 million carrying value of that debt, based on current market rates for similar debt with similar maturities.  The fair value of our Brazil segment debt (Level 3 measurement) approximates the carrying value of that debt based on the current market rates for similar debt with similar maturities.

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

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

		Level 1	Level 2	Level 3	Total
December 31, 2014
Derivative warrant liabilities	(1)	$-	$-	$(955)	$(955)
Total liabilities at fair value		$-	$-	$(955)	$(955)

December 31, 2013
Derivative warrant liabilities	(1)	$-	$-	$(1,685)	$(1,685)
Total liabilities at fair value		$-	$-	$(1,685)	$(1,685)

(1)	These warrants are valued using the lattice model each reporting period and the resultant change in fair value is recorded in the statements of operations. The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants. The risk-free interest rate is determined by reference to the treasury yield curve rate of instruments with the same term as the warrant. Additional assumptions that were used to calculate fair value follow.

	December 31, 2014	December 31, 2013
Risk-free interest rate	0.1% - 1.0%	0.1% - 0.6%
	(0.7% weighted average)	(0.5% weighted average)
Expected volatility	95%	107%

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3		Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
2014		(1)
Derivative warrant liability	$(1,685)	$(1,151)	$(7,021)	$8,902	(2)	$(955)	$546
Derivative conversion liability	-	(58)	(589)	647	(3)	-	NA
Total Level 3 fair value	$(1,685)	$(1,209)	$(7,610)	$9,549		$(955)	$546

2013		(1)
Derivative warrant liability	$(4,520)	$(950)	$(575)	$4,360	(4)	$(1,685)	$(372)
Derivative conversion liability	(2,199)	(80)	(598)	2,877	(5)	-	NA
Total Level 3 fair value	$(6,719)	$(1,030)	$(1,173)	$7,237		$(1,685)	$(372)

(1)	Included in change in fair value of derivative warrant and conversion liabilities in our consolidated statements of operations.
(2)	Represents transfers to equity as a result of increases in authorized and unissued shares of common stock available for settlement of certain warrants.
(3)	Represents reduction in conversion liability as a result of debt conversions.
(4)	Represents fair value of warrants cancelled in connection with the Exchange.
(5)	Represents $2.8 million fair value of conversion liabilities when eliminated in connection with the Modification and $0.1 million as a result of conversions of debt.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

The following tables summarize the fair values by input hierarchy of items measured at fair value in our balance sheets on a nonrecurring basis (in thousands):

		As of December 31, 2013				2013 Impairment
		Level 1	Level 2	Level 3	Total	Losses
						(1)
Property, net	(1)	$-	$-	$394	$394	$300
Property, net		$-	$-	$394	$394	$300

(1)	USA segment machinery and equipment not currently in use was evaluated for impairment and as a result was written down to estimated fair value in the first quarter of 2013. Fair value was an estimate of net realizable value comprised of an estimate of proceeds from sale, based on an internal evaluation of market conditions, less estimated costs to sell.

Index
PART II
(continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (Exchange Act) was performed as of December 31, 2014, under the supervision and with the participation of our current management, including our current Chief Executive Officer and Chief Financial Officer.  Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of current management, including our current Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control - Integrated Framework (1992).”

Our management concluded that as of December 31, 2014, we maintained effective internal control over financial reporting based on the criteria established in the Internal Control – Integrated Framework (1992), issued by COSO.

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

3.01.8
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

3.07.0	Bylaws (incorporated herein by reference to exhibits previously filed on registrant’s Registration Statement on Form SB-2, filed on June 12, 2006)
3.07.2	Amendment of Bylaws effective June 19, 2007 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on June 25, 2007)
3.07.3	Amendment of Bylaws effective December 4, 2009 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on December 10, 2009)
3.08	Certificate of Ownership dated October 3, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on October 10, 2012)

Index
4.01		Common Stock Warrant issued to Hillair Capital Investments L.P. (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
4.02
Form of warrant to purchase shares issued to holders of secured convertible promissory notes (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)

4.03		Common Stock Warrant issued to Hillair Capital Investments L.P. (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)
4.04
Warrant Agreement by and between RiceBran Technologies and American Stock Transfer & Trust Company and Form of Warrant Certificate (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on December 18, 2013)

4.05		Form of Convertible Promissory Note dated March 20, 2014 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on March 21, 2014)
4.06		Form of Warrant dated March 20, 2014 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on March 21, 2014)
4.07		Form of Warrant (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on June 20, 2014)
4.08		Form of Warrant (incorporated herein by reference to exhibits previously filed on registrant’s current report on 8-K, filed on September 30, 2014)
10.01	*	Employment Agreement with W. John Short (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 10, 2009)
10.02	*	First Amendment of Employment Agreement with W. John Short (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 10, 2009)
10.03	*	Second Amendment of Employment Agreement with W. John Short (incorporated herein by reference to previously filed Form 10-Q, filed on May 11, 2011)
10.04	*
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

10.10	*	Employment Agreement with Colin Garner dated September 1, 2010 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 5, 2011)
10.11	*
First Amendment to Employment Agreement with Colin Garner dated July 15, 2011 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 20, 2011)

10.12	*	2005 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on Form SB-2, filed on November 18, 2005)
10.13	*
Form of Non-Employee Director Stock Option Agreement under the 2005 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on registrant’s annual report on Form 10-K, filed on March 17, 2008)

10.14	*	Form of Stock Option Agreement for 2005 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed on May 12, 2008)
10.15	*
Form of Restricted Stock Grant Agreement for 2005 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed on August 11, 2008)

10.16
Asset Purchase Agreement with Kerry Inc. dated February 11, 2010 (incorporated herein by reference to exhibit 10.77 previously filed on registrant’s annual report on Form 10-K, filed on February 24, 2011)

10.17		Stipulation and Agreement of Settlement dated May 17, 2010 (incorporated herein by reference to exhibit 10.1 previously filed on registrant’s current report on Form 8-K, filed on May 18, 2010)
10.18	+
Nutra SA, LLC Membership Interest Purchase Agreement dated December 29, 2010 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K/A, filed on August 10, 2011)

10.19		Form of Investor Rights Agreement (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 5, 2011)
10.20
Form of Amended and Restated Limited Liability Company Agreement for Nutra SA, LLC (incorporated herein by reference to exhibits previously filed on registrant’s annual report on Form 10-K, filed on February 24, 2011)

Index
10.21	*	2010 Equity Incentive Plan (incorporated herein by reference to previously filed Form 10-Q, filed on May 11, 2011)
10.22	*
Form of Non-Employee Director Stock Option Agreement under the 2010 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on registrant’s annual report on Form 10-K, filed on March 30, 2012)

10.23		Form of Stock Option Agreement for the 2010 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on registrant’s annual report on Form 10-K, filed on March 30, 2012)
10.24	*
Form of Restricted Stock Grant Agreement for the 2010 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on registrant’s annual report on Form 10-K, filed on March 30, 2012)

10.25		Form of Indemnification Agreement for officers and directors (incorporated by reference to previously filed Form 10-Q, filed on May 11, 2011)
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

10.28		Securities Purchase Agreement dated January 17, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.29		Security Agreement dated January 17, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.30		Subsidiary Guarantee dated January 17, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.31
Form of Original Issue Discount Senior Secured Convertible Debenture Due July 1, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)

10.32		Note and Warrant Purchase Agreement dated January 17, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.33		Form of Secured Convertible Promissory Note (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.34		Security Agreement dated January 17, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.35		Form of Subordination Agreement (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
10.36		Securities Purchase Agreement dated July 31, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)
10.37		Security Agreement dated July 31, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)
10.38		Subsidiary Guarantee dated July 31, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)
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

10.42		Amendment to Loan Documents dated July 31, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)
10.43		Subordination Agreement dated July 31, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 6, 2012)
10.44
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

10.46		License Agreement dated March 14, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on March 20, 2013)
10.47		Membership Interest Purchase Agreement dated April 2, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on April 5, 2013)

Index
10.48
Sublicense Agreement with RBT PRO LLC and Wilmar (Shanghai) Biotechnology Research Development Center Co., Ltd. dated April 2, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on April 5, 2013)

10.49		Sublicense Agreement with RBT PRO LLC dated April 2, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on April 5, 2013)
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

10.52
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

10.59		Amended and Restated Security Agreement dated as of May 24, 2013(incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed August 14, 2013)
10.60
Amended and Restated Note and Warrant Purchase Agreement dated as of May 24, 2013(incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed August 14, 2013)

10.61		Restated Subordination Agreement dated as of May 24, 2013(incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed August 14, 2013)
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

10.64
Acquisition and Stock Purchase Agreement with the Shareholders of H&N Distribution, Inc. dated September 24, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on September 26, 2013)

10.65
Amendment of Investment Agreements effective as of October 31, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on November 8, 2013)

10.66
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

10.68
Underwriting Agreement dated December 12, 2013, with Maxim Group, LLC, as representative of the several underwriters. (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on December 18, 2013)

10.69		Note and Warrant Purchase Agreement dated March 20, 2014 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on March 21, 2014)
10.70		Registration Rights Agreement dated March 20, 2014 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on March 21, 2014)
10.71	*	RiceBran Technologies 2014 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 25, 2014)

Index
10.72	*	Form of Stock Option Agreement for 2014 Equity Incentive Plan, filed herewith
10.73	*	Form of Restricted Stock Award Agreement for 2014 Equity Incentive Plan, filed herewith
10.74		Securities Purchase Agreement (incorporated herein by reference to exhibits previously filed on registrant’s current report on 8-K, filed on October 1, 2014)
10.75		Form of Registration Rights Agreement (incorporated herein by reference to exhibits previously filed on registrant’s current report on 8-K, filed on October 1, 2014)
10.76
Employment Agreement with Mark S. McKnight dated September 20, 2013 (incorporated herein by reference to exhibits previously filed on Amendment No. 1 to registrant’s annual report on Form 10-K, filed on April 30, 2014)

10.77
Amendment to Employment Agreement and Non-Competition Agreement for Mark S. McKnight dated December 30, 2013 (incorporated herein by reference to exhibits previously filed on Amendment No. 1 to registrant’s annual report on Form 10-K, filed on April 30, 2014)

10.78		Second Amendment of Investment Agreements for Nutra SA, LLC dated December 9, 2014, filed herewith
21.01		List of subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
23.2		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (See signature page).
31.1		Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	@	XBRL Instance Document
101.SCH	@	XBRL Taxonomy Extension Schema Document
101.CAL	@	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	@	XBRL Taxonomy Extension Calculation Definition Linkbase Document
101.LAB	@	XBRL Taxonomy Extension Calculation Label Linkbase Document
101.PRE	@	XBRL Taxonomy Extension Calculation Presentation Linkbase Document

+	Confidential treatment granted as to certain portions
*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
@
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.