Form 10-Q
period 2015-03-31
RiceBran Technologies
filed 2015-05-13
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act).  Yes☐ No☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒No ☐

As of May 13, 2015, shares of the registrant’s common stock outstanding totaled 9,386,822.

RiceBran Technologies
Index
Form 10-Q

Cautionary Note about Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue, liquidity or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services, products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  The forward-looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward-looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this Current Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014.  We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this quarterly report.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index
RiceBran Technologies
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2015 and 2014
(Unaudited) (in thousands, except share and per share amounts)

	2015	2014

Revenues	$9,659	$7,684
Cost of goods sold	8,605	6,270
Gross profit	1,054	1,414

Operating expenses:
Selling, general and administrative	3,487	3,315
Depreciation and amortization	505	818
Total operating expenses	3,992	4,133

Loss from operations	(2,938)	(2,719)

Other income (expense):
Interest income	49	15
Interest expense	(799)	(1,188)
Change in fair value of derivative warrant and conversion liabilities	173	2,058
Foreign currency exchange, net	(219)	75
Financing expense	-	(1,122)
Other income	157	46
Other expense	(75)	(198)
Total other income (expense)	(714)	(314)

Loss before income taxes	(3,652)	(3,033)
Income tax benefit	6	248
Net loss	(3,646)	(2,785)
Net loss attributable to noncontrolling interest in Nutra SA	644	920
Net loss attributable to RiceBran Technologies shareholders	$(3,002)	$(1,865)

Loss per share attributable to RiceBran Technologies shareholders
Basic	$(0.33)	$(0.62)
Diluted	$(0.33)	$(0.62)

Weighted average number of shares outstanding
Basic	9,154,134	3,017,408
Diluted	9,154,134	3,017,408

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Comprehensive Loss
Three Months Ended March 31, 2015 and 2014
(Unaudited) (in thousands)

	2015	2014

Net loss	$(3,646)	$(2,785)

Other comprehensive loss - foreign currency translation, net of tax	(1,417)	372

Comprehensive loss, net of tax	(5,063)	(2,413)

Comprehensive loss attributable to noncontrolling interest, net of tax	1,125	752

Total comprehensive loss attributable to RiceBran Technologies shareholders	$(3,938)	$(1,661)

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Balance Sheets
March 31, 2015 (Unaudited) and December 31, 2014
(in thousands, except share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,249	$3,610
Restricted cash	1,920	1,920
Accounts receivable, net of allowance for doubtful accounts of $512 and $574 (variable interest entity restricted $1,727 and $1,980)	2,703	3,055
Inventories	4,270	3,508
Income and operating taxes recoverable	745	737
Deferred tax asset	171	171
Deposits and other current assets	909	1,071
Total current assets	11,967	14,072
Property, net (variable interest entity restricted $2,945 and $3,727)	21,436	24,753
Goodwill	3,796	4,431
Intangible assets, net	2,298	2,740
Other long-term assets	158	88
Total assets	$39,655	$46,084

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Accounts payable	$3,300	$3,286
Accrued salary, wages and benefits	2,258	2,206
Accrued expenses	4,652	4,257
Other liabilities	716	573
Current maturities of debt (variable interest entity nonrecourse $3,877 and $4,758)	3,931	4,808
Total current liabilities	14,857	15,130

Long-term debt, less current portion (variable interest entity nonrecourse $5,022 and $6,203)	10,297	11,288
Deferred tax liability	391	396
Derivative warrant liabilities	782	955
Total liabilities	26,327	27,769

Commitments and contingencies

Temporary Equity - Redeemable noncontrolling interest in Nutra SA	1,376	2,643

Equity:
Equity attributable to RiceBran Technologies shareholders:
Preferred stock, 20,000,000 shares authorized and none issued	-	-
Common stock, no par value, 25,000,000 shares authorized, 9,386,822 and 9,383,571 shares issued and outstanding	261,518	261,299
Accumulated deficit	(245,472)	(242,470)
Accumulated other comprehensive loss	(4,094)	(3,157)
Total equity attributable to RiceBran Technologies shareholders	11,952	15,672
Total liabilities, temporary equity and equity	$39,655	$46,084

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2015 and 2014
(Unaudited) (in thousands)

	2015	2014
Cash flow from operating activities:
Net loss	$(3,646)	$(2,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,162	1,495
Stock and share-based compensation	219	78
Change in fair value of derivative warrant and conversion liabilities	(173)	(2,058)
Financing expense	-	1,122
Deferred tax benefit	(6)	(248)
Interest accreted	208	271
Other	59	54
Changes in operating assets and liabilities:
Accounts receivable	(31)	678
Inventories	(871)	(551)
Accounts payable and accrued expenses	1,294	533
Other	(180)	(138)
Net cash used in operating activities	(1,965)	(1,549)

Cash flows from investing activities:
Acquisition of HN, net of cash acquired	-	(725)
Purchases of property	(307)	(2,203)
Proceeds from sale of property	-	20
Net cash used in investing activities	(307)	(2,908)

Cash flows from financing activities:
Payments of debt	(3,886)	(4,782)
Proceeds from issuance of debt, net of issuance costs	3,721	4,258
Redemption of stock	-	(450)
Proceeds from issuance of convertible debt and related warrants, net of costs	-	4,303
Proceeds from issuance of common stock and warrants, net of costs	-	764
Net cash provided by (used in) financing activities	(165)	4,093

Effect of exchange rate changes on cash and cash equivalents	76	71
Net change in cash and cash equivalents	(2,361)	(293)
Cash and cash equivalents, beginning of period	3,610	5,091
Cash and cash equivalents, end of period	$1,249	$4,798

Supplemental disclosures:
Cash paid for interest	$441	$580
Cash paid for income taxes	-	-

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

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014. The report of our independent registered public accounting firm that accompanies the audited consolidated financial statements for the year ended December 31, 2014, included in that Annual Report on Form 10-K, contains a going concern explanatory paragraph in which our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

In February 2015, the FASB issued guidance which makes targeted amendments to current consolidation guidance.  Among other things, the standard changes the manner in which we would assess one of the characteristics of variable interest entities (VIEs) and introduces a separate analysis specific to limited partnerships and similar entities (such as Nutra SA) for assessing if the equity holders at risk lack decision making.  Limited partnerships and similar entities will be a VIE unless the limited partners hold substantive kick-out rights or participating rights.  A right to liquidate an entity is akin to a kick-out right.  Guidance for limited partnerships under the voting model has been eliminated.  A limited partner and similar partners with a controlling financial interest obtained through substantive kick-out rights would consolidate a limited partnership or similar entity. The guidance is effective for our annual and interim periods beginning in 2016.  Early adoption is allowed.  We have not yet determined the impact that the new guidance will have on our results of operations and financial position and have not yet determined if we will early adopt the standard.

In April 2015, the FASB issued guidance on the presentation and disclosure of debt issuance costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption permitted for financial statements that have not been previously issued. The adoption of this statement will impact future presentation and disclosures of the financial statements.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

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

The USA segment produces SRB inside two supplier rice mills in California and one owned facility in Louisiana.  A facility located in Lake Charles, Louisiana has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces our Stage II products RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB), RiBalance (a complete rice bran nutritional package derived from further processing SRB), and ProRyza, a family of protein products.  Stage II refers to the proprietary processes run at our Dillon, Montana facility and includes products produced at that facility using our patented processes.  In January 2014, we completed the acquisition of H&N Distribution Inc., now operating as Healthy Natural, Inc. (HN), which has been integrated into our USA segment.  HN is a formulator and co-packer of products targeted at customers in the direct marketing, internet sales and retail distribution markets, and operates a facility in Irving, Texas. HN serves the natural products, nutritional supplement and nutraceutical and functional food sectors.  We acquired HN as part of our strategy to vertically integrate our business in order to leverage our proprietary and patented technologies.  Certain manufacturing facilities included in our USA segment have proprietary processing equipment and patented technology for the stabilization and further processing of rice bran into finished products.  In the three months ended March 31, 2015, approximately 81% of USA segment revenue was from sales of human food products and the remainder was from sales of animal nutrition products.

The Brazil segment consists of the consolidated operations of Nutra SA, whose only operating subsidiary is Irgovel, located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human ingredient and animal nutrition markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  Irgovel recently started production of rice lecithin, which has application in human nutrition, animal nutrition and industrial applications.  DRB is compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market, sold as a raw material for further processing into human food ingredients or sold in bulk into the animal nutrition markets in Brazil and neighboring countries.  In 2014, approximately 39% of Brazil segment product revenue was from sales of RBO products and the remainder was from sales of DRB products.  In the three months ended March 31, 2015, approximately 47% of Brazil segment product revenue was from sales of RBO products and the remainder was from sales of DRB products.

NOTE 3. LIQUIDITY AND MANAGEMENT’S PLAN

In 2014 and the first three months of 2015, we continued to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern.  We believe that we will be able to obtain additional funds to operate our business, should it be necessary, however, there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As described further in Note 5, in January 2014, we completed the acquisition of HN, the operations of which are accretive to cash flows.  Our Brazilian subsidiary, Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), recently completed the final stages of a major capital expansion.  Significant cash was used during the shutdown period.  Operations at Irgovel are expected to improve during the second quarter of 2015, such that Irgovel should be operating at its targeted capacity. However, there are no assurances that this will occur.

On May 12, 2015, we entered into an $8 million senior secured credit facility agreement consisting of a $3.5 million maximum working capital revolver and two term loan tranches.

Index
RiceBran Technologies
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

Below are reconciliations of the numerators and denominators in the EPS computations for the three months ended March 31, 2015 and 2014.

	2015	2014
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to RiceBran Technologies shareholders	$(3,002)	$(1,865)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	9,154,134	3,017,408
Effect of dilutive securities outstanding	-	-
Diluted EPS - weighted average number of shares outstanding	9,154,134	3,017,408

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average exercise price of $11.48 and $24.52)	264,305	174,141
Warrants (average exercise price of $5.77 and $6.27)	6,503,959	2,750,335
Nonvested stock	224,967	-

The impact of potentially dilutive securities outstanding at March 31, 2015 and 2014, was not included in the calculation of diluted EPS for the three months ended March 31, 2015 and 2014 because to do so would be antidilutive.  Those securities listed in the table above which were antidilutive for the periods presented, which remain outstanding, could potentially dilute EPS in the future.

NOTE 5. HN ACQUISITION

In January 2014, we purchased all of the outstanding shares of HN for $2.0 million in cash ($1.8 million paid in January 2014 and $0.2 million payable upon the resolution of certain contingencies) and promissory notes in the face amount of $3.3 million, subject to working capital adjustments.  HN is an Irving, Texas-based formulator and co-packer of products targeted at customers in the direct marketing, internet sales and retail distribution markets. HN serves the natural products, nutritional supplement and nutraceutical and functional food sectors.  We acquired HN as part of our strategy to vertically integrate our business in order to leverage our proprietary and patented technologies.  The acquisition has been accounted for as a business combination.  The results of HN’s operations are included in our consolidated financial statements beginning January 2, 2014, and are included in our USA segment.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Cash	$1,800
Cash holdback for contingencies	200
Convertible notes payable	2,785
Total fair value of consideration transferred	4,785

Financial assets, including acquired cash of $1,075	1,314
Inventories	1,109
Property	963
Identified intangible asset estimate	3,847
Deferred income taxes, net	(1,529)
Financial liabilities	(1,709)
Net recognized amounts of identifiable assets acquired	3,995
Goodwill - USA segment	$790

The terms of the convertible notes payable are further discussed in Note 10.  The fair value of trade receivables at January 2, 2014, was $0.1 million which equaled the gross amount receivable.  We have assigned a $3.8 million value to a customer relationship intangible and we are amortizing that intangible over a three year period as follows: $1.7 million in 2014, $1.3 million in 2015 and $0.8 million in 2016.  In the three months ended March 31, 2015, we recognized $0.3 million of amortization expense in the USA segment related to this intangible.

Our consolidated revenues include $2.5 million of HN revenues for the three months ended March 31, 2014. After making a reasonable effort, we have been unable to determine net income (loss) attributable to HN resulting from it being fully integrated into the USA segment during 2014.

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

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$37	$269
Other current assets (restricted $1,727 and $1,980)	4,286	4,735
Property, net (restricted $2,945 and $3,727)	12,085	15,258
Goodwill and intangibles, net	3,006	3,722
Other noncurrent assets	29	34
Total assets	$19,443	$24,018

Current liabilities	$5,637	$5,346
Current portion of long-term debt (nonrecourse)	3,877	4,758
Long-term debt, less current portion (nonrecourse)	5,022	6,203
Total liabilities	$14,536	$16,307

Nutra SA’s debt is secured by its accounts receivable and property.  The non-Brazilian entities in our consolidated group do not guarantee any of Nutra SA’s debt.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of changes in redeemable noncontrolling interest in Nutra SA follows for the three months ended March 31, 2015 and 2014 (in thousands).

	2015	2014
Redeemable noncontrolling interest in Nutra SA, beginning of period	$2,643	$7,177
Investors' interest in net loss of Nutra SA	(644)	(920)
Investors' interest in other comprehensive loss of Nutra SA	(481)	168
Accumulated Yield classified as other current liability	(142)	-
Redeemable noncontrolling interest in Nutra SA, end of period	$1,376	$6,425

Investors' average interest in Nutra SA	34.2%	45.2%

In December 2010, we entered into a membership interest purchase agreement (MIPA) with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (Investors).  As of March 31, 2015 and December 31, 2014, the Investors interest was 33.9% and 34.7%.  In the three months ended March 31, 2015, we invested an additional $1.1 million in Nutra SA.  We invested an additional $0.2 million in Nutra SA between April 1, 2015, and May 13, 2015.  The Investors’ share of Nutra SA’s net income (loss) increases (decreases) redeemable noncontrolling interest.  We are restricted from competing with Nutra SA and Irgovel in Brazil as further described in the MIPA.

Redeemable noncontrolling interest in Nutra SA is recorded in temporary equity, above the equity section and after liabilities on our consolidated balance sheets, because the Investors have drag along rights which provide the Investors the ability to force a sale of Nutra SA assets in the future.  We have assessed the likelihood of the Investors exercising these rights as less than probable at March 31, 2015.  We will continue to evaluate the probability of the Investors exercising their drag along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors will exercise these rights.

Under the limited liability company agreement for Nutra SA (LLC agreement), as amended, any units held by the Investors beginning January 1, 2014, accrue a yield at 4% (Yield).  Commencing with the first quarter of 2014, Nutra SA must make distributions to the Investors quarterly in the amount equal to the previously accrued and unpaid Yield plus any additional distributions owed to the Investors, to the extent there is distributable cash, as defined in the LLC agreement.  As of March 31, 2015, our balance sheet includes an other liability of $0.7 million for Yield accumulated and unpaid.  Nutra SA has made no Yield payments.

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

As of March 31, 2015, there have been no unwaived events of default.  Events of default, as defined in the MIPA and the October 2013 amendment of investment agreements, are failure of Irgovel to meet minimum annual processing targets or to achieve EBITDA of at least $4.0 million in any year beginning in 2015.

As of March 31, 2015, there have been no qualifying events.  The LLC agreement defines a qualifying event as any event prior to September 16, 2014, which results, or will result, in (i) a person or group of persons exercising the right to appoint members to our board of directors holding one third or more of the votes of all board members, (ii) the sale, exchange, pledge or use as guarantee of one half or more of our ownership interest in Nutra SA to a third party or (iii) the bankruptcy of RiceBran Technologies or Nutra SA.

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

NOTE 7. INVENTORIES

Inventories are composed of the following (in thousands):

	March 31, 2015	December 31, 2014
Finished goods	$2,674	$1,103
Work in process	131	380
Raw materials	966	1,441
Packaging supplies	499	584
Total inventories	$4,270	$3,508

NOTE 8. PROPERTY

Property, plant and equipment consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Land	$477	$364
Furniture and fixtures	449	539
Plant	15,631	15,942
Computer and software	1,871	1,701
Leasehold improvements	637	568
Machinery and equipment	22,854	21,519
Property	41,919	40,633
Less accumulated depreciation	20,483	15,880
Property, net	$21,436	$24,753

Included in accounts payable at March 31, 2015 is $0.1 million related to amounts payable for machinery and equipment additions.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9. GOODWILL

A summary of goodwill activity follows for the three months ended March 31, 2015 and 2014.

	2015	2014
Goodwill, beginning of period	$4,431	$4,139
USA Segment - Acquisition of H&N	-	675
Brazil segment - Effect of foreign currency translation	(635)	179
Goodwill, end of period	$3,796	$4,993

NOTE 10. EQUITY, SHARE-BASED COMPENSATION AND LIABILITY WARRANTS

A summary of equity activity for the three months ended March 31, 2015, (in thousands, except share and per share data) follows.

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Deficit	Loss	Equity
Balance, December 31, 2014	9,383,571	$261,299	$(242,470)	$(3,157)	$15,672
Share-based compensation, employees and directors	-	205	-	-	205
Other	3,251	14	-	-	14
Foreign currency translation	-	-	-	(937)	(937)
Net loss	-	-	(3,002)	-	(3,002)
Balance, March 31, 2015	9,386,822	$261,518	$(245,472)	$(4,094)	$11,952

A summary of stock option and warrant activity for the three months ended March 31, 2015, follows.

	Options			Equity and Liability Warrants
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2014	269,642	$12.12	7.9	6,503,959	$5.77	4.3
Granted	-	-		-	-
Exercised	-	-		-	-
Forfeited, expired or cancelled	(15,000)	23.18		-	-
Outstanding, March 31, 2015	254,642	$11.47	7.7	6,503,959	$5.77	4.1
Exercisable, March 31, 2015	144,141	$16.15	6.4	5,322,264	$5.88	3.8

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statement

In the third quarter of 2014, we issued shares of common stock to directors and executive officers at a grant date fair value of $4.91 per share.  We issued 44,026 shares which vested in August 2014, 52,412 shares which vest in August 2015 (or at the next annual shareholder meeting date if earlier) and 185,182 shares which vest in August 2017.  In the first quarter of 2015, we recognized $0.2 million in compensation.  As of March 31, 2015, we expect to recognize the remaining $0.8 million of unrecognized compensation over a weighted average period of 2.2 years.

Warrants that Contain Antidilution Clauses

As of March 31, 2015, we have two warrant agreements outstanding (with one holder) that contain antidilution clauses.  The related warrants are classified as derivative warrant liabilities in our balance sheets.  Under the antidilution clauses contained in these warrants, in the event of equity issuances at prices below the exercise prices of these warrants, we may be required to lower the exercise price on these warrants and increase the number of shares underlying these warrants.  Equity issuances may include issuances of our common stock, certain awards of options to employees, and issuances of warrants and/or other convertible instruments.

NOTE 11. DEBT

The following table summarizes current and long-term portions of debt (in thousands).

	March 31, 2015	December 31, 2014
Corporate segment:
Subordinated notes, net	$5,186	$4,978
Other	144	157
	5,330	5,135
Brazil segment:
Capital expansion loans	2,876	3,629
Working capital lines of credit	1,811	2,408
Advances on customer export orders	1,557	1,810
Special tax programs	2,585	3,016
Other	69	98
	8,898	10,961
Total debt	14,228	16,096
Current portion	3,931	4,808
Long-term portion	$10,297	$11,288

USA Segment

As of March 31, 2015, subordinated notes in the principal amount of $6.5 million remain outstanding.  The notes bear interest of 5% per year, payable quarterly, and mature in July 2016.  We are accreting the notes up to their face value at an average annual interest rate of 22.7%.

Brazil Segment

All Brazil segment debt is denominated in the Brazilian Real (R$), except advances on customer export orders which are denominated in U.S. Dollars.

Capital Expansion Loans

In December 2011, Irgovel entered into loan agreements with the Bank of Brazil.  As of March 31, 2015, the notes held a principal balance of R$7.9 million. The annual interest rate on the loans is 6.5%, payable quarterly and the loans mature December 2021.  Irgovel must make monthly principal payments under each of the loans.  Irgovel used R$1.5 million of the proceeds for working capital purposes and the remainder for the purchase of equipment and machinery.  In July 2012, Irgovel entered into an agreement with the bank under which it borrowed R$1.7 million for the purchase of certain equipment at an annual interest rate of 5.5%.  Interest is payable quarterly on the amounts outstanding and the maturity date of the loans is July 2019.  Irgovel must make monthly principal payments under the loans.  The capital expansion loans are secured by the related equipment.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statement

Working Capital Lines of Credit

Irgovel has working capital lines of credit secured by accounts receivable.  The total amount of borrowing cannot exceed 30%-100% of the collateral, depending on the agreement.  The annual interest rates on this debt range from 10.4% to 34.8%, and average 26.2%.  Principal maturities of amounts outstanding extend through September 2019.

Advances on Customer Export Orders

Irgovel obtains advances against certain customer export orders from various banks.  The annual interest rates on these advances range from 5.0% to 10.0%, and average 9.6%.  Principal maturities of amounts outstanding extend through 2015.

Special Tax Programs

Irgovel has an unsecured note payable for Brazilian federal and social security taxes under special Brazilian government tax programs.  Principal and interest payments are due monthly through January 2029.  Interest on the notes is payable monthly at the Brazilian SELIC target rate, which was 12.8% at March 31, 2015.

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

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers assert is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  Our parent company has not been served with any formal notices in regard to this matter.  To date, only Irgovel has received formal legal notice.  In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration.  On October 29, 2010, we initiated an arbitration proceeding against the Sellers for breaches of the Purchase Agreement, including claims related to Sellers’ handling of the Resyng claim and whether any future payments are required under the Purchase Agreement.  On February 25, 2015, the arbitration panel issued its opinion and ordered the Sellers to pay Irgovel and us R$3.6 million plus arbitration fees, legal fees, and interest.  We are currently seeking to confirm and obtain a final award in Brazil.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statement

As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  As of March 31, 2015, the balance in the escrow account was $1.9 million and is included in restricted cash in our balance sheets.  There is an escrow liability related to the lawsuit in accrued expenses on our balance sheets as of March 31, 2015, totaling $1.7 million.  When the escrow account was funded, we established an accrued liability equal to the amount of the escrow for contingencies and the net balance due to the Sellers under the terms of the Purchase Agreement.  As of March 31, 2015, $0.2 million of pre-acquisition contingencies have either been paid or specifically identified and accrued, leaving a balance of $1.7 million to settle any remaining contingencies.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.  If and when received, we agreed to pay to Nutra SA ninety percent of any funds received from the escrow account or treat the funds retained as a distribution from Nutra SA and reduce our ownership percentage accordingly.

NOTE 13. SEGMENT INFORMATION
The tables below present segment information for the periods identified and provide reconciliations of segment information to total consolidated information (in thousands).

Three Months Ended March 31, 2015	Corporate	USA	Brazil	Consolidated
Revenues	$-	$5,062	$4,597	$9,659
Cost of goods sold	-	3,412	5,193	8,605
Gross profit	-	1,650	(596)	1,054
Depreciation and amortization (in selling, general and administrative)	(15)	(393)	(97)	(505)
Other operating expense	(1,178)	(1,452)	(857)	(3,487)
Income (loss) from operations	$(1,193)	$(195)	$(1,550)	$(2,938)

Net income (loss) attributable to RiceBran Technologies shareholders	$(1,152)	$(195)	$(1,655)	$(3,002)
Interest expense	294	-	505	799
Depreciation (in cost of goods sold)	-	141	516	657
Purchases of property	-	236	71	307

Three Months Ended March 31, 2014	Corporate	USA	Brazil	Consolidated
Revenues	$-	$4,993	$2,691	$7,684
Cost of goods sold	-	3,377	2,893	6,270
Gross profit	-	1,616	(202)	1,414
Depreciation and amortization (in selling, general and administrative)	(10)	(638)	(170)	(818)
Other operating expense	(1,632)	(742)	(941)	(3,315)
Income (loss) from operations	$(1,642)	$236	$(1,313)	$(2,719)

Net income (loss) attributable to RiceBran Technologies shareholders	$(988)	$236	$(1,113)	$(1,865)
Interest expense	530	-	658	1,188
Depreciation (in cost of goods sold)	-	253	424	677
Purchases of property	84	143	1,976	2,203

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statement

The tables below present segment information for selected balance sheet accounts (in thousands).

	Corporate	USA	Brazil	Consolidated
As of March 31, 2015
Inventories	$-	$2,972	$1,298	$4,270
Property, net	440	8,911	12,085	21,436
Goodwill	-	790	3,006	3,796
Intangible assets, net	-	2,298	-	2,298
Total assets	3,073	17,139	19,443	39,655

As of December 31, 2014
Inventories	-	2,219	1,289	3,508
Property, net	135	9,360	15,258	24,753
Goodwill	-	790	3,641	4,431
Intangible assets, net	-	2,658	82	2,740
Total assets	4,212	17,854	24,018	46,084

Corporate segment total assets include cash, restricted cash, property and other assets.

The following table presents revenue by geographic area for the three months ended March 31, 2015 and 2014 (in thousands).

	2015	2014
United States	$4,962	$4,500
Brazil	3,083	2,648
Other international	1,614	536
Total revenues	$9,659	$7,684

NOTE 14. FAIR VALUE MEASUREMENT

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of March 31, 2015, the fair value of our USA segment debt (Level 3 measurement) is approximately $0.3 million higher than the $5.3 million carrying value of that debt, based on current market rates for similar debt with similar maturities.  The fair value of our Brazil segment debt (Level 3 measurement) approximates the carrying value of that debt based on the current market rates for similar debt with similar maturities.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statement

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

	Level 1	Level 2	Level 3	Total
Total liabilities at fair value, as of March 31, 2015 - derivative warrant liabilities	$-	$-	$(782)	$(782)

Total liabilities at fair value, as of December 31, 2014 - derivative warrant liabilities	$-	$-	$(955)	$(955)

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

	March 31, 2015	December 31, 2014
Risk-free interest rate	0.2%	0.1% - 1.0%
		(0.7% weighted average)
Expected volatility	80.7% - 91.2%	95%
	(88.2% weighted average)

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)
Three Months Ended March 31, 2015
Derivative warrant liability	$(955)	$173	$-	$(782)	$173
Derivative conversion liability	-	-	-	-	-
Total Level 3 fair value	$(955)	$173	$-	$(782)	$173

Three Months Ended March 31, 2014
Derivative warrant liability	$(1,685)	$1,555	$(4,991)	$(5,121)	$1,555
Derivative conversion liability	-	503	(589)	(86)	503
Total Level 3 fair value	$(1,685)	$2,058	$(5,580)	$(5,207)	$2,058

(1)	Included in change in fair value of derivative warrant and conversion liabilities in our consolidated statements of operations.

NOTE 15. RELATED PARTY TRANSACTIONS

Transactions with Baruch Halpern

Entities beneficially owned by Baruch Halpern, a director, invested $2.6 million in our subordinated convertible notes and related warrants in 2012.  The terms of the notes beneficially owned by Mr. Halpern were modified in the fourth quarter of 2013.  In the three months ended March 31, 2015 and 2014 we paid less than $0.1 million of interest on subordinated notes beneficially owned by Mr. Halpern.

Transactions with W. John Short

W. John Short, our chief executive officer and director, invested in our subordinated convertible notes and related warrants $25 thousand in January 2012 and $25 thousand in April 2013.  The terms of the notes beneficially owned by Mr. Short were modified in the fourth quarter of 2013.  In the three months ended March 31, 2015 and 2014 we paid less than $1 thousand of interest on subordinated notes beneficially owned by Mr. Short.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statement

NOTE 16. INCOME TAXES

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

NOTE 17. CONCENTRATION OF CREDIT RISK

One USA segment customer accounted for approximately 28% of our consolidated revenues for the three months ended March 31, 2015 and 27% of our consolidated revenues for the three months ended March 31, 2014.  This customer accounted for approximately 2% and 3% of our consolidated accounts receivable balances at March 31, 2015 and 2014, respectively.

NOTE 18. SUBSEQUENT EVENT

On May 12, 2015, we entered into an $8 million senior secured credit facility agreement with a lender consisting of a $3.5 million maximum working capital revolver and two term loan tranches. The credit facility will mature on June 1, 2018, with the potential for two one-year maturity extensions. As part of the agreement, the lender received warrants to purchase 300,000 shares of our stock at a strike price of $5.25, exercisable over a five year term.  This credit facility will be subject to certain financial and non-financial covenants.

As a result of the financing transaction, a majority of the subordinated note holders representing approximately 97% of the principal due have agreed to extend the maturity date of their notes to June 1, 2018. The interest rate will increase to 11.75% and the participating subordinated noteholders will receive 289,670 warrants cumulatively.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in the results of operations and financial condition of RiceBran Technologies and subsidiaries for the periods presented.  This discussion and analysis should be read in conjunction with the consolidated financial statements, the related notes thereto, and management’s discussion and analysis of results of operations and financial condition included in our Annual Report on Form 10-K, for the year ended December 31, 2014.

In 2014 and the first three months of 2015, we continued to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern.  We believe that we will be able to obtain additional funds to operate our business, should it be necessary, however, there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As described further in Note 5 of our consolidated financial statements, in January 2014, we completed the acquisition of H&N Distribution, Inc. (HN), the operations of which are accretive to cash flows.  Our Brazilian subsidiary, Irgovel, recently completed the final stages of a major capital expansion.  Significant cash was used during the shutdown period.  Operations at Irgovel are expected to improve during the second quarter of 2015, such that Irgovel should be operating at its targeted capacity.

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

The USA segment produces SRB inside two rice bran stabilization facilities, located within supplier rice mills in Arbuckle and West Sacramento, California, and one owned facility in Mermentau, Louisiana.  At Dillon, Montana, the USA segment also produces our Stage II products including: RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of SRB; RiFiber, a fiber rich derivative of SRB, RiBalance, a complete rice bran nutritional package derived from further processing RiBalance, and ProRyza, protein-based products.  “Stage II” refers to the proprietary processes run at our Dillon, Montana facility and describes products produced at that facility using our patented processes.  The manufacturing facilities included in our USA segment have proprietary processing equipment and process patented technology for the stabilization and further processing of rice bran into finished products.  Beginning January 2, 2014, with the acquisition of HN, we also formulate and copack products at a leased facility in Irving, Texas.  We lease a facility in West Sacramento, California that houses a laboratory, warehouse and production facilities.  We use an owned facility in Lake Charles, Louisiana, as a temporary warehouse.  In the three months ended March 31, 2015, approximately 81% of USA segment revenue was from sales of human food products and the remainder was from sales of animal nutrition products.

Index
The Brazil segment consists of the consolidated operations of Nutra SA, whose only operating subsidiary is Irgovel, located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human ingredient and animal nutrition markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  Irgovel recently started production of rice lecithin, which has application in human nutrition, animal nutrition and industrial applications.  DRB is compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market, sold as a raw material for further processing into human food ingredients or sold in bulk into the animal nutrition markets in Brazil and neighboring countries.  In 2014, approximately 39% of Brazil segment product revenue was from sales of RBO products and the remainder was from sales of DRB products.  In the three months ended March 31, 2015, approximately 47% of Brazil segment product revenue was from sales of RBO products and the remainder was from sales of DRB products.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2015 and 2014

Consolidated net loss attributable to RiceBran Technologies shareholders for the three months ended March 31, 2015, was $3.0 million, or $0.33 per share, compared to a loss of $1.9 million, or $0.62 per share, for the three months ended March 31, 2014.

Revenue and Gross Profit

Revenues (in thousands):

	Three Months Ended March 31,
	2015	% of Total Revenues	2014	% of Total Revenues	Change	% Change
USA segment	$5,062	52.4	$4,993	65.0	$69	1.4
Brazil segment	4,597	47.6	2,691	35.0	1,906	70.8
Total revenues	$9,659	100.0	$7,684	100.0	$1,975	25.7

Consolidated revenues for the three months ended March 31, 2015, were $9.7 million compared to $7.7 million in the prior year period, an increase of $2.0 million, or 25.7%.

USA segment revenues remained consistent in 2015 compared to 2014.  Animal feed product revenues decreased $2.3 million on lower volume while human nutrition product revenues increased $2.3 million, in large part due to increased sales in the human functional food market.  We continue to focus on increasing the higher margin human nutrition product revenue in our mix of revenues.

Brazil segment revenues increased $1.9 million, or 70.8% in 2015 compared to 2014.  Revenues for the first quarter of 2015 were negatively impacted by a nationwide truck drivers strike in Brazil related to disputes over diesel prices and fixed freight rates.  Due to the strike, Irgovel was unable to deliver or export product to customers for twelve days at the end of February and beginning of March.  Freight traffic normalized by the end of the quarter although the strike related issues have not been fully resolved and remain a risk relative to our ability to receive and deliver goods.

Prior year revenues were negatively affected by the Irgovel plant shut down that began in January 2014.  The plant was shut down until early April 2014 to allow for completion of the final stages of a major capital expansion project.  Production began again in April 2014 on a limited basis.  During the 2014 first quarter, inventory available for sale was limited to certain animal feed products that utilized DRB that had been stockpiled prior to the shutdown.  Production yields were limited by the quality of rice bran stored during shut down.

Gross profit (in thousands):

	Three Months Ended March 31,
	2015	Gross Profit %	2014	Gross Profit %	Change	Change in Gross Profit %
USA segment	$1,650	32.6	$1,616	32.4	$34	0.2
Brazil segment	(596)	(13.0)	(202)	(7.5)	(394)	(5.5)
Total gross profit	$1,054	10.9	$1,414	18.4	$(360)	(7.5)

Index
Consolidated gross profit in the first quarter of 2015 decreased $0.4 million, or 7.5 percentage points, to $1.1 million for the three months ended March 31, 2015, compared to $1.4 million in the prior year period.

The USA segment gross profit increased $0.1 million, to $1.7 million in 2015, from $1.6 million in 2014. The slight improvement was attributable to increased human nutrition product revenues from the resulting shift in sales mix from animal nutrition to human ingredient products.  Raw bran prices also showed modest decreases but were offset by sales mix within the human nutrition category when comparing quarter over quarter.

Brazil segment gross profit declined $0.4 million, or 5.5 percentage points.  In addition to shipping challenges created by the nationwide truck driver strike, the strike impacted our ability to receive raw rice bran deliveries. Further, when bran eventually was delivered, the quality was impaired due to higher fatty acid levels associated with the extra time between milling and delivery to the plant. These challenges prevented the Brazil segment from reaching targeted production and revenue levels and resulted in negative gross profit.

Operating Expenses (in thousands):

	Three Months Ended March 31, 2015
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,178	$1,452	$857	$3,487
Depreciation and amortization	15	393	97	505
Total operating expenses	$1,193	$1,845	$954	$3,992

	Three Months Ended March 31, 2014
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,632	$742	$941	$3,315
Depreciation and amortization	10	638	170	818
Total operating expenses	$1,642	$1,380	$1,111	$4,133

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$454	$(710)	$84	$(172)
Depreciation and amortization	(5)	245	73	313
Total operating expenses	$449	$(465)	$157	$141

Consolidated operating expenses were $4.0 million for the first quarter of 2015, compared to $4.1 million for the first quarter of 2014, a decrease of $0.1 million.

Corporate segment selling, general and administrative expenses (SG&A) decreased $0.5 million.  Outside service and professional fee expenses decreased $0.3 million and the remainder of the decrease related to bank fees and labor related costs.

USA segment SG&A expenses increased $0.7 million.  Salary, wages, and benefit related expenses increased $0.4 million.  The remainder of the increase related to research and development and travel expenses.

Brazil segment SG&A expenses decreased $0.1 million in 2015, mostly due to fluctuations in the exchange rates between the Brazilian Real and the US Dollar. The average exchange rate decreased 17% quarter over quarter.

USA segment depreciation and amortization expense increased $0.2 million due to the completion of capital expansion projects at our Dillon facility that began depreciating in the fourth quarter of 2014.

Index
Other Income (Expense) (in thousands):

	Three Months Ended March 31, 2015
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$49	$49
Interest expense	(294)	-	(505)	(799)
Foreign currency exchange, net	-	-	(219)	(219)
Change in fair value of derivative warrant and conversion liabilities	173	-	-	173
Financing expense	-	-	-	-
Other	155	-	(73)	82
Other income (expense)	$34	$-	$(748)	$(714)

	Three Months Ended March 31, 2014
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$15	$15
Interest expense	(529)	-	(659)	(1,188)
Foreign currency exchange, net	-	-	75	75
Change in fair value of derivative warrant and conversion liabilities	2,058	-	-	2,058
Financing expense	(1,122)	-	-	(1,122)
Other	-	-	(152)	(152)
Other income (expense)	$407	$-	$(721)	$(314)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$34	$34
Interest expense	235	-	154	389
Foreign currency exchange, net	-	-	(294)	(294)
Change in fair value of derivative warrant and conversion liabilities	(1,885)	-	-	(1,885)
Financing expense	1,122	-	-	1,122
Other	155	-	79	234
Other income (expense)	$(373)	$-	$(27)	$(400)

Consolidated other expense was $0.7 million for the first quarter of 2015, compared to other expense of $0.3 million for the first quarter of 2014.

The Corporate segment experienced a $0.2 million decrease in interest expense as a result of lower average outstanding borrowings.  In addition, the Corporate segment also experienced a $1.9 million decrease in income from the change in the fair value of derivative warrant and conversion liabilities.  Our liability warrants and conversion liabilities are valued using the lattice model each reporting period and the resulting change in fair value is recorded in the statements of operations.  The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants and make certain other assumptions.  A lower average of outstanding warrants between periods as well as changes to our stock price during the period contributed to the change.  In addition, during the first quarter of 2015 we had no conversion liabilities.

The Corporate segment experienced a $1.1 million decrease in financing expense. In the first quarter of 2014, the expense was associated with the March 2014 private placement issuance of convertible notes and related warrants and represented the excess of the values assigned to the equity warrants and derivative liability warrants, at issuance, over the net proceeds from issuance.

In the Brazil segment, the $0.2 million decrease in interest expense was a result of a decrease in average debt and interest bearing payables outstanding. The $0.3 million change in foreign currency exchange gain (loss) related to the impact of exchange rate changes on the Brazil segment’s US Dollar denominated debt.

Liquidity and Capital Resources

With respect to liquidity and capital resources, we manage the Brazil segment, consisting currently of our plant in Brazil, separately from our U.S. based Corporate and USA segments.  Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA.  Cash used in operating activities for the three months ended March 31, 2015 and 2014, is presented below by segment (in thousands).

Index
	Three Months Ended March 31, 2015
	Corporate and USA	Brazil	Consolidated
Net loss	$(1,347)	$(2,299)	$(3,646)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	549	613	1,162
Change in fair value of derivative warrant and conversion liabilities	(173)	-	(173)
Financing expense	-	-	-
Other adjustments, net	429	51	480
Changes in operating assets and liabilities	(300)	512	212
Net cash used in operating activities	$(842)	$(1,123)	$(1,965)

	Three Months Ended March 31, 2014
	Corporate and USA	Brazil	Consolidated
Net loss	$(752)	$(2,033)	$(2,785)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	901	594	1,495
Change in fair value of derivative warrant and conversion liabilities	(2,058)	-	(2,058)
Financing expense	1,122	-	1,122
Other adjustments, net	134	21	155
Changes in operating assets and liabilities	(250)	772	522
Net cash used in operating activities	$(903)	$(646)	$(1,549)

On a combined basis, the Corporate and USA segments used $0.8 million of cash in operating activities in the first three months of 2015, compared to using $0.9 million of operating cash in the first three months of 2014.  We funded the use of cash with available cash on hand derived from equity financings in 2014. On May 12, 2015, we entered into an $8 million senior secured credit facility agreement consisting of a $3.5 million maximum working capital revolver and two term loan tranches.

The Brazil segment used $1.1 million in operating cash in the first three months of 2015, compared to using $0.6 million of operating cash in the first three months of 2014.  These losses were funded through additional equity contributions from the USA segment totaling $1.1 million and $1.9 million during the first quarters of 2015 and 2014, respectively.

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

For further information about other critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Index
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

In February 2015, the FASB issued guidance which makes targeted amendments to current consolidation guidance.  Among other things, the standard changes the manner in which we would assess one of the characteristics of variable interest entities (VIEs) and introduces a separate analysis specific to limited partnerships and similar entities (such as Nutra SA) for assessing if the equity holders at risk lack decision making.  Limited partnerships and similar entities will be a VIE unless the limited partners hold substantive kick-out rights or participating rights.  A right to liquidate an entity is akin to a kick-out right.  Guidance for limited partnerships under the voting model has been eliminated.  A limited partner and similar partners with a controlling financial interest obtained through substantive kick-out rights would consolidate a limited partnership or similar entity. The guidance is effective for our annual and interim periods beginning in 2016.  Early adoption is allowed.  We have not yet determined the impact that the new guidance will have on our results of operations and financial position and have not yet determined if we will early adopt the standard.

In April 2015, the FASB issued guidance on the presentation and disclosure of debt issuance costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption permitted for financial statements that have not been previously issued. The adoption of this statement will impact future presentation and disclosures of the financial statements.

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

Information regarding certain legal proceedings to which we are a party can be found in the description of legal proceedings contained in our Annual Report on Form 10-K for the year ended December 31, 2014 and is incorporated herein by reference.  There have not been any material developments with respect to such proceedings during the quarter to which this report on Form 10-Q relates.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition, liquidity or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2015, we issued the securities described below without registration under the Securities Act.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  All issuances below were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

We issued shares of common stock under agreements with vendors as summarized in the table which follows.

Date of Issuance	Shares of Common Stock	Vesting Period
March 31, 2015	3,251	Immediate

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are attached hereto and filed herewith:

Index
Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Calculation Definition Document
101.LAB (1)	XBRL Taxonomy Extension Calculation Label Document
101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Document

(1)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2015

/s/ W. John Short
W. John Short
Chief Executive Officer

/s/ J. Dale Belt
Jerry Dale Belt
Chief Financial Officer