Form 10-Q
period 2015-06-30
RiceBran Technologies
filed 2015-08-13
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒  No ☐

As of August 13, 2015, shares of the registrant’s common stock outstanding totaled 9,525,869.

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

Index
RiceBran Technologies
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2015 and 2014
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014

Revenues	$11,405	$11,343	$21,065	$19,027
Cost of goods sold	9,170	10,147	17,775	16,417
Gross profit	2,235	1,196	3,290	2,610

Operating expenses:
Selling, general and administrative	3,352	3,415	6,840	6,730
Depreciation and amortization	429	759	934	1,577
Total operating expenses	3,781	4,174	7,774	8,307

Loss from operations	(1,546)	(2,978)	(4,484)	(5,697)

Other income (expense):
Interest income	19	22	68	37
Interest expense - accreted on debt	(130)	(6,222)	(338)	(6,323)
Interest expense - other	(745)	(1,202)	(1,335)	(2,430)
Change in fair value of derivative warrant and conversion liabilities	384	(3,786)	557	(1,728)
Foreign currency exchange, net	32	60	(188)	135
Loss on extinguishment	(1,904)	(892)	(1,904)	(892)
Financing expense	-	(950)	-	(2,072)
Other income	8	4	166	50
Other expense	(82)	(111)	(158)	(168)
Total other income (expense)	(2,418)	(13,077)	(3,132)	(13,391)

Loss before income taxes	(3,964)	(16,055)	(7,616)	(19,088)
Income tax benefit	6	350	13	598
Net loss	(3,958)	(15,705)	(7,603)	(18,490)
Net loss attributable to noncontrolling interest in Nutra SA	432	645	1,076	1,565
Net loss attributable to RiceBran Technologies shareholders	$(3,526)	$(15,060)	$(6,527)	$(16,925)

Loss per share attributable to RiceBran Technologies shareholders
Basic	$(0.38)	$(3.52)	$(0.71)	$(4.64)
Diluted	$(0.38)	$(3.52)	$(0.71)	$(4.64)

Weighted average number of shares outstanding
Basic	9,167,789	4,274,442	9,160,999	3,649,387
Diluted	9,167,789	4,274,442	9,160,999	3,649,387

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Comprehensive Loss
Three and Six Months Ended June 30, 2015 and 2014
(Unaudited) (in thousands)

	Three Months		Six Months
	2015	2014	2015	2014

Net loss	$(3,958)	$(15,705)	$(7,603)	$(18,490)

Other comprehensive loss - foreign currency translation, net of tax	188	257	(1,229)	629

Comprehensive loss, net of tax	(3,770)	(15,448)	(8,832)	(17,861)

Comprehensive loss attributable to noncontrolling interest, net of tax	370	537	1,495	1,289

Total comprehensive loss attributable to RiceBran Technologies shareholders	$(3,400)	$(14,911)	$(7,337)	$(16,572)

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Balance Sheets
June 30, 2015 (Unaudited) and December 31, 2014
(in thousands, except share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,621	$3,610
Restricted cash	1,920	1,920
Accounts receivable, net of allowance for doubtful accounts of $568 and $574 (variable interest entity restricted $1,682 and $1,980)	3,022	3,055
Inventories	3,606	3,508
Income and operating taxes recoverable	864	737
Deferred tax asset	171	171
Deposits and other current assets	860	1,071
Total current assets	13,064	14,072
Property, net (variable interest entity restricted $2,900 and $3,727)	21,358	24,753
Goodwill	3,887	4,431
Intangible assets, net	1,938	2,740
Other long-term assets	586	88
Total assets	$40,833	$46,084

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Accounts payable	$3,044	$3,286
Accrued salary, wages and benefits	2,728	2,206
Accrued expenses	4,687	4,257
Other liabilities	860	573
Current maturities of debt (variable interest entity nonrecourse $3,180 and $4,758)	4,290	4,808
Total current liabilities	15,609	15,130
Long-term debt, less current portion (variable interest entity nonrecourse $5,022 and $6,203)	13,407	11,288
Deferred tax liability	384	396
Derivative warrant liabilities	1,122	955
Total liabilities	30,522	27,769

Commitments and contingencies

Temporary Equity - Redeemable noncontrolling interest in Nutra SA	862	2,643

Equity:
Equity attributable to RiceBran Technologies shareholders:
Preferred stock, 20,000,000 shares authorized and none issued	-	-
Common stock, no par value, 25,000,000 shares authorized, 9,525,869 and 9,383,571 shares issued and outstanding, respectively	262,414	261,299
Accumulated deficit	(248,997)	(242,470)
Accumulated other comprehensive loss	(3,968)	(3,157)
Total equity attributable to RiceBran Technologies shareholders	9,449	15,672
Total liabilities, temporary equity and equity	$40,833	$46,084

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2015 and 2014
(Unaudited) (in thousands)

	2015	2014
Cash flow from operating activities:
Net loss	$(7,603)	$(18,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,344	3,287
Stock and share-based compensation	402	134
Change in fair value of derivative warrant and conversion liabilities	(557)	1,728
Loss on extinguishment of debt	1,904	892
Financing expense	-	2,072
Deferred tax benefit	(13)	(598)
Interest accreted	339	6,718
Other	135	143
Changes in operating assets and liabilities:
Accounts receivable	(363)	(471)
Inventories	(263)	287
Accounts payable and accrued expenses	1,432	(240)
Other	(119)	86
Net cash used in operating activities	(2,362)	(4,452)

Cash flows from investing activities:
Acquisition of HN, net of cash acquired	-	(725)
Purchases of property	(575)	(3,287)
Proceeds from sale of property	-	23
Net cash used in investing activities	(575)	(3,989)

Cash flows from financing activities:
Payments of debt	(7,348)	(11,332)
Proceeds from issuance of debt and related warrants, net of issuance costs	9,246	8,353
Redemption of stock	-	(450)
Proceeds from issuance of convertible debt and related warrants, net of costs	-	5,379
Proceeds from issuance of common stock and warrants, net of costs	-	7,553
Net cash provided by financing activities	1,898	9,503

Effect of exchange rate changes on cash and cash equivalents	50	8
Net change in cash and cash equivalents	(989)	1,070
Cash and cash equivalents, beginning of period	3,610	5,091
Cash and cash equivalents, end of period	$2,621	$6,161

Supplemental disclosures:
Cash paid for interest	$848	$1,258
Cash paid for income taxes	-	-

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

NOTE 2. BUSINESS

We are a human food ingredient, functional food ingredient, packaged functional food and animal nutrition company focused on value-added processing and marketing of healthy, natural and nutrient dense products derived from raw rice bran (RRB), an underutilized by-product of the rice milling industry.  Using our bio-refining business model, we apply our proprietary and patented technologies and intellectual properties to convert RRB into numerous high value products including stabilized rice bran (SRB), rice bran oil (RBO), defatted rice bran (DRB), RiBalance (a complete rice bran nutritional package derived from further processing of SRB), RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB), the ProRyza family of rice bran protein-based products and other valuable derivatives extracted from these core products.  Our target markets are natural food, functional food, nutritional supplement and animal nutrition manufacturers, wholesalers and retailers, both domestically and internationally.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements
We have two reportable operating segments: (i) USA segment, which manufactures and distributes SRB in various granulations, Stage II products (described below) and Proryza products; in addition, we formulate and package finished consumer products for our customers on a business-to-business basis at our Healthy Natural Inc. plant in Irving, Texas; and (ii) Brazil segment, which extracts crude RBO and DRB from raw rice bran, which are then further processed into degummed rice bran oil, dewaxed rice bran oil, neutralized rice bran oil and fully refined rice bran oil for sale internationally and in Brazil, compounded animal nutrition products and a number of valuable human food and animal nutrition products derivatives and co-products. In addition we incur corporate and other expenses not directly attributable to operating segments, which include costs related to our corporate staff, general and administrative expenses including public company expenses, intellectual property, professional fees, and other expenses.  No corporate allocations, including interest, are made to the operating segments.

The combined operations of our USA and Brazil segments encompass our bio-refining approach to processing RRB into various high quality, value-added constituents and finished products.  Over the past decade, we have developed and optimized our proprietary bio-refining processes to support the production of healthy, natural, hypoallergenic, gluten free, and non-genetically modified human food ingredients and functional foods for use in meats, baked goods, cereals, batters and breadings, health foods, nutritional supplements, nutraceuticals and high-end animal nutrition and health products.

The USA segment produces SRB inside two supplier rice mills in California and one owned facility in Louisiana.  A facility located in Lake Charles, Louisiana has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces our Stage II products RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB), RiBalance (a complete rice bran nutritional package derived from further processing SRB), and ProRyza, a family of protein products.  Stage II refers to the patented processes run at our Dillon, Montana facility and includes products produced at that facility using our patented processes.  In January 2014, we completed the acquisition of H&N Distribution Inc., now operating as Healthy Natural, Inc. (HN), which has been integrated into our USA segment.  HN is a formulator and co-packer of products targeted at customers in the direct marketing, internet sales and retail distribution markets, and operates a facility in Irving, Texas. HN serves the natural products, nutritional supplement and nutraceutical and functional food sectors.  We acquired HN as part of our strategy to vertically integrate our business in order to leverage our proprietary and patented technologies.  Certain manufacturing facilities included in our USA segment have proprietary processing equipment and patented technology for the stabilization and further processing of rice bran into finished products.  In the three and six months ended June 30, 2015, approximately 85% and 83% of USA segment revenue was from sales of human food products and the remainder was from sales of animal nutrition products.

The Brazil segment consists of the consolidated operations of Nutra SA, whose only operating subsidiary is Irgovel, located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human ingredient and animal nutrition markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained, including degummed oil, lecithin, dewaxed oil, rice wax, neutralized oil and free fatty acids used in the detergent industry.  DRB is compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market, sold as a raw material for further processing into human food ingredients or sold in bulk into the animal nutrition markets in Brazil and neighboring countries.  In the first half of 2015 Irgovel made initial sales of human grade stabilized defatted rice bran to the meat industry in the North American market.  In 2014, approximately 39% of Brazil segment product revenue was from sales of RBO products and the remainder was from sales of DRB products.  In the three and six months ended June 30, 2015, approximately 49% of Brazil segment product revenue was from sales of RBO products and the remainder was from sales of DRB products.

NOTE 3. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLAN

In 2014 and the first six months of 2015, we continued to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern.  We believe that we will be able to obtain additional funds to operate our business, should it be necessary, however, there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As described further in Note 5, in January 2014, we completed the acquisition of HN, the operations of which are accretive to cash flows.  Our Brazilian subsidiary, Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), recently completed the final stages of a major capital expansion. Throughout 2014, significant cash was used during the shutdown period and subsequent restart of the plant. Operations at Irgovel have begun to improve during the second quarter of 2015, such that Irgovel should be operating at its targeted capacity in the second half of 2015 subject to raw bran availability. However, there are no assurances that this will occur.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements
On May 12, 2015, we entered into an $8 million senior secured credit facility agreement consisting of a $3.5 million maximum working capital revolver and two term loan tranches. These funds are being used for working capital and capital expenditure needs in both of our operating segments.  Pursuant to this agreement, cash contributions to the Brazil segment, exclusive of any release of restricted cash, may not exceed $2.0 million, all of which has been funded during the second quarter of 2015.  In addition to these funds, we are seeking to confirm an arbitration award issued in Brazil which would release to us approximately $1.9 million in an escrow account associated with the purchase of Irgovel. For further discussion of the escrow account, see Note 12.

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

Below are reconciliations of the numerators and denominators in the EPS computations for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to RiceBran Technologies shareholders	$(3,526)	$(15,060)	$(6,527)	$(16,925)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	9,167,789	4,274,442	9,160,999	3,649,387
Effect of dilutive securities outstanding	-	-	-	-
Diluted EPS - weighted average number of shares outstanding	9,167,789	4,274,442	9,160,999	3,649,387

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average exercise price for the three and six months ended June 30, 2015 of $11.25 and $11.37)	260,632	148,293	262,468	161,217
Warrants (average exercise price for the three and six months ended June 30, 2015 of $5.75 and $5.76)	6,827,953	4,151,240	6,665,956	3,450,788
Nonvested stock	177,840	-	172,522	-
Total weighted average of outstanding common stock equivalents	7,266,425	4,299,533	7,100,946	3,612,005

The impact of potentially dilutive securities outstanding at June 30, 2015 and 2014, was not included in the calculation of diluted EPS for the three and six months ended June 30, 2015 and 2014 because to do so would be antidilutive.  Those securities listed in the table above which were antidilutive for the periods presented, which remain outstanding, could potentially dilute EPS in the future.

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

The fair value of trade receivables at January 2, 2014, was $0.1 million which equaled the gross amount receivable.  We have assigned a $3.8 million value to a customer relationship intangible and we are amortizing that intangible over a three year period as follows: $1.7 million in 2014, $1.3 million in 2015 and $0.8 million in 2016.  In the three and six months ended June 30, 2015, we recognized $0.3 million and $0.6 million of amortization expense in the USA segment related to this intangible.

Our consolidated revenues include $3.9 million and $6.4 million of HN revenues for the three and six months ended June 30, 2014. After making a reasonable effort, we have been unable to determine net income (loss) attributable to HN resulting from it being fully integrated into the USA segment during 2014.

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

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$910	$269
Other current assets (restricted $1,682 and $1,980)	3,905	4,735
Property, net (restricted $2,900 and $3,727)	12,239	15,258
Goodwill and intangibles, net	3,097	3,722
Other noncurrent assets	37	34
Total assets	$20,188	$24,018

Current liabilities	$6,399	$5,346
Current portion of long-term debt (nonrecourse)	3,180	4,758
Long-term debt, less current portion (nonrecourse)	5,022	6,203
Total liabilities	$14,601	$16,307

Nutra SA’s debt is secured by its accounts receivable and property.  The non-Brazilian entities in our consolidated group do not guarantee any of Nutra SA’s debt.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements
A summary of changes in redeemable noncontrolling interest in Nutra SA follows for the three and six months ended June 30, 2015 and 2014 (in thousands).

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Redeemable noncontrolling interest in Nutra SA, beginning of period	$1,376	$6,425	$2,643	$7,177
Investors' interest in net loss of Nutra SA	(432)	(645)	(1,076)	(1,565)
Investors' interest in other comprehensive loss of Nutra SA	62	108	(418)	276
Accumulated Yield classified as other current liability	(144)	(284)	(287)	(284)
Redeemable noncontrolling interest in Nutra SA, end of period	$862	$5,604	$862	$5,604

Investors' average interest in Nutra SA	33.2%	41.8%	33.7%	43.5%

In December 2010, we entered into a membership interest purchase agreement (MIPA) with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (Investors).  As of June 30, 2015 and December 31, 2014, the Investors interest was 32.1% and 34.7%.  In the three and six months ended June 30, 2015, we invested an additional $2.4 million and $3.4 million in Nutra SA.  The Investors’ share of Nutra SA’s net income (loss) increases (decreases) redeemable noncontrolling interest.  We are restricted from competing with Nutra SA and Irgovel in Brazil as further described in the MIPA.

Redeemable noncontrolling interest in Nutra SA is recorded in temporary equity, above the equity section and after liabilities on our consolidated balance sheets, because the Investors have drag along rights which provide the Investors the ability to force a sale of Nutra SA assets in the future.  We have assessed the likelihood of the Investors exercising these rights as less than probable at June 30, 2015.  We will continue to evaluate the probability of the Investors exercising their drag along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors will exercise these rights.

Under the limited liability company agreement for Nutra SA (LLC agreement), as amended, any units held by the Investors beginning January 1, 2014, accrue a yield at 4% (Yield).  Commencing with the first quarter of 2014, Nutra SA must make distributions to the Investors quarterly in the amount equal to the previously accrued and unpaid Yield plus any additional distributions owed to the Investors, to the extent there is distributable cash, as defined in the LLC agreement.  As of June 30, 2015, our balance sheet includes an other liability of $0.9 million for Yield accumulated and unpaid.  Nutra SA has made no Yield payments.

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

As of June 30, 2015, there have been no unwaived events of default.  Events of default, as defined in the MIPA and the October 2013 amendment of investment agreements, are failure of Irgovel to meet minimum annual processing targets or to achieve EBITDA of at least $4.0 million in any year beginning in 2015.

As of June 30, 2015, there have been no qualifying events.  The LLC agreement defines a qualifying event as the bankruptcy of RiceBran Technologies or Nutra SA.

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

NOTE 7. INVENTORIES

Inventories are composed of the following (in thousands):

	June 30, 2015	December 31, 2014
Finished goods	$1,382	$1,103
Work in process	358	380
Raw materials	1,183	1,441
Packaging supplies	683	584
Total inventories	$3,606	$3,508

NOTE 8. PROPERTY

Property, plant and equipment consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Land	$345	$364
Furniture and fixtures	457	539
Plant	14,758	15,942
Computer and software	1,709	1,701
Leasehold improvements	637	568
Machinery and equipment	20,326	21,519
Property	38,232	40,633
Less accumulated depreciation	16,874	15,880
Property, net	$21,358	$24,753

Included in accounts payable at June 30, 2015 is $0.1 million related to amounts payable for machinery and equipment additions.

NOTE 9. GOODWILL

A summary of goodwill activity follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Goodwill, beginning of period	$3,796	$4,993	$4,431	$4,139
USA Segment - Acquisition of H&N	-	-	-	675
Brazil segment - Effect of foreign currency translation	91	106	(544)	285
Goodwill, end of period	$3,887	$5,099	$3,887	$5,099

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 10. EQUITY, SHARE-BASED COMPENSATION AND LIABILITY WARRANTS

A summary of equity activity for the six months ended June 30, 2015, (in thousands, except share and per share data) follows.

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Deficit	Loss	Equity
Balance, December 31, 2014	9,383,571	$261,299	$(242,470)	$(3,157)	$15,672
Share-based compensation, employees and directors	139,047	402	-	-	402
Warrants, issued to subordinated debt holders	-	699	-	-	699
Other	3,251	14	-	-	14
Foreign currency translation	-	-	-	(811)	(811)
Net loss	-	-	(6,527)	-	(6,527)
Balance, June 30, 2015	9,525,869	$262,414	$(248,997)	$(3,968)	$9,449

A summary of stock option and warrant activity for the six months ended June 30, 2015, follows.

	Options			Equity and Liability Warrants
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2014	269,642	$12.12	7.9	6,503,959	$5.77	4.3
Granted	75,243	3.47		589,669	5.25
Exercised	-	-		-	-
Forfeited, expired or cancelled	(18,750)	21.74		-	-
Outstanding, June 30, 2015	326,135	$9.57	8.0	7,093,628	$5.73	3.9
Exercisable, June 30, 2015	151,981	$15.37	6.4	7,093,628	$5.73	3.9

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

In the third quarter of 2014, we issued shares of common stock to directors and executive officers at a grant date fair value of $4.91 per share.  We issued 44,026 shares which vested in August 2014, 52,412 shares which vested in June 2015 and 185,182 shares which vest in August 2017.  In the second quarter of 2015, we recognized $0.1 million in compensation.  As of June 30, 2015, we expect to recognize the remaining $0.6 million of unrecognized compensation over a weighted average period of 2.2 years.

In June 2015, in addition to granting the options listed in the summary of stock option and warrant activity above, we issued shares of common stock to directors and executive officers at a grant date fair value of $3.38 per share.  We issued 67,003 shares which vest in equal annual installments over the next three years and 72,044 shares which vest in June 2016 (or at the next annual shareholder meeting date if earlier).  In the second quarter of 2015, we recognized less than $10 thousand in compensation.  As of June 30, 2015, we expect to recognize the remaining $0.5 million of unrecognized compensation over a weighted average period of 2.0 years.

On May 12, 2015, we issued warrants to purchase 300,000 shares of our stock at a strike price of $5.25, exercisable over a five year term.  The warrants were issued in conjunction with a senior secured credit facility agreement with a lender.

On May 12, 2015 we issued warrants to purchase 289,669 shares of our stock at a strike price of $5.25, exercisable over a five year term.  The warrants were issued in conjunction with the extinguishment and reissuance of certain subordinated notes.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements
Warrants that Contain Antidilution Clauses

As of June 30, 2015, we have three warrant agreements outstanding (with two holders) that contain antidilution clauses.  The related warrants are classified as derivative warrant liabilities in our balance sheets.  Under the antidilution clauses contained in these warrants, in the event of equity issuances at prices below the exercise prices of these warrants, we may be required to lower the exercise price on these warrants and increase the number of shares underlying these warrants.  Equity issuances may include issuances of our common stock, certain awards of options to employees, and issuances of warrants and/or other convertible instruments.

NOTE 11. DEBT

The following table summarizes current and long-term portions of debt (in thousands).

	June 30, 2015	December 31, 2014
Corporate segment:
Subordinated notes, net	$6,496	$4,978
Senior secured term loan	1,801	-
Working capital revolver	1,056	-
Other	143	157
	9,496	5,135
Brazil segment:
Capital expansion loans	2,839	3,629
Working capital lines of credit	1,149	2,408
Advances on customer export orders	1,447	1,810
Special tax programs	2,705	3,016
Other	61	98
	8,201	10,961
Total debt	17,697	16,096
Current portion	4,290	4,808
Long-term portion	$13,407	$11,288

USA Segment

On May 12, 2015, we entered into an $8 million senior secured credit facility agreement with a lender consisting of a $3.5 million maximum working capital revolver and two term loan tranches.  The credit facility will mature on June 1, 2018, with the potential for two one-year maturity extensions.  This credit facility is subject to certain financial and non-financial covenants which includes a minimum liquidity covenant that requires we maintain $1.0 million in cash on hand at all times.  We are currently in compliance with all covenants.  The term loans currently bear an interest rate of 11.50% per year, payable quarterly, with principal payments commencing in October 2016.  As of June 30, 2015, a term loan in the principal amount of $2.5 million remains outstanding with an unamortized debt discount of $0.7 million.  We are accreting the note up to its face value at an average annual interest rate of 27.1%.  As of June 30, 2015, the working capital revolver has a balance of $1.1 million.

As a result of the credit facility transaction, the notes for a majority of the subordinated note holders representing approximately 97% of the principal due were amended, resulting in a $1.9 million loss on extinguishment, which includes $0.7 million of warrants issued as discussed in Note 10. The maturity date on these notes was extended to June 1, 2018, with principal payments commencing in October 2016. The amendment also increased the interest to an annual rate of 11.75%.   The remaining subordinated notes that were not modified will continue to bear an interest rate of 5% per year and will mature in July 2016. We are accreting these notes up to their face value at an average annual interest rate of 24.5%. As of June 30, 2015, the remaining unamortized debt discount related to these notes was less than $0.1 million. All subordinated note interest is payable quarterly. As of June 30, 2015, subordinated notes in the principal amount of $6.5 million remain outstanding.

Brazil Segment

All Brazil segment debt is denominated in the Brazilian Real (R$), except advances on customer export orders which are denominated in U.S. Dollars.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements
Capital Expansion Loans

In December 2011, Irgovel entered into loan agreements with the Bank of Brazil.  As of June 30, 2015, the notes held a principal balance of R$7.5 million. The annual interest rate on the loans is 6.5%, payable quarterly and the loans mature December 2021.  Irgovel must make monthly principal payments under each of the loans.  Irgovel used R$1.5 million of the proceeds for working capital purposes and the remainder for the purchase of equipment and machinery.  In July 2012, Irgovel entered into an agreement with the bank under which it borrowed R$1.7 million for the purchase of certain equipment at an annual interest rate of 5.5%.  Interest is payable quarterly on the amounts outstanding and the maturity date of the loans is July 2019.  Irgovel must make monthly principal payments under the loans.  The capital expansion loans are secured by the related equipment.

Working Capital Lines of Credit

Irgovel has working capital lines of credit secured by accounts receivable.  The total amount of borrowing cannot exceed 30%-100% of the collateral, depending on the agreement.  The annual interest rates on this debt range from 10.4% to 34.8%, and average 25.4%.  Principal maturities of amounts outstanding extend through September 2019.

Advances on Customer Export Orders

Irgovel obtains advances against certain customer export orders from various banks.  The annual interest rates on these advances range from 5.0% to 10.0%, and average 9.6%.  Principal maturities of amounts outstanding extend through 2015.

Special Tax Programs

Irgovel has an unsecured note payable for Brazilian federal and social security taxes under special Brazilian government tax programs.  Principal and interest payments are due monthly through January 2029.  Interest on the notes is payable monthly at the Brazilian SELIC target rate, which was 13.8% at June 30, 2015.

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

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements
On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers assert is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  Our parent company has not been served with any formal notices in regard to this matter.  To date, only Irgovel has received formal legal notice.  In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration.  On October 29, 2010, we initiated an arbitration proceeding against the Sellers for breaches of the Purchase Agreement, including claims related to Sellers’ handling of the Resyng claim and whether any future payments are required under the Purchase Agreement.  On February 25, 2015, the arbitration panel issued its opinion along with a May 14, 2015 clarification and ordered the Sellers to pay Irgovel and us R$4.9 million plus arbitration fees, legal fees, and interest.  We are currently seeking to confirm and obtain a final award in Brazil.

As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  As of June 30, 2015, the balance in the escrow account was $1.9 million and is included in restricted cash in our balance sheets.  There is an escrow liability related to the lawsuit in accrued expenses on our balance sheets as of June 30, 2015, totaling $1.6 million.  When the escrow account was funded, we established an accrued liability equal to the amount of the escrow for contingencies and the net balance due to the Sellers under the terms of the Purchase Agreement.  As of June 30, 2015, $0.3 million of pre-acquisition contingencies have either been paid or specifically identified and accrued, leaving a balance of $1.6 million to settle any remaining contingencies.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.  If and when received, we agreed to pay to Nutra SA ninety percent of any funds received from the escrow account or treat the funds retained as a distribution from Nutra SA and reduce our ownership percentage accordingly.

NOTE 13. SEGMENT INFORMATION

The tables below present segment information for the periods identified and provide reconciliations of segment information to total consolidated information (in thousands).

Three Months Ended June 30, 2015	Corporate	USA	Brazil	Consolidated
Revenues	$-	$6,889	$4,516	$11,405
Cost of goods sold	-	4,638	4,532	9,170
Gross profit	-	2,251	(16)	2,235
Depreciation and amortization (in selling, general and administrative)	(19)	(395)	(15)	(429)
Other operating expense	(1,442)	(747)	(1,163)	(3,352)
Income (loss) from operations	$(1,461)	$1,109	$(1,194)	$(1,546)

Net income (loss) attributable to RiceBran Technologies shareholders	$(3,332)	$1,109	$(1,303)	$(3,526)
Interest expense	357	-	518	875
Depreciation (in cost of goods sold)	-	296	457	753
Purchases of property	-	115	153	268

Six Months Ended June 30, 2015	Corporate	USA	Brazil	Consolidated
Revenues	$-	$11,952	$9,113	$21,065
Cost of goods sold	-	8,051	9,724	17,775
Gross profit	-	3,901	(611)	3,290
Depreciation and amortization (in selling, general and administrative)	(34)	(788)	(112)	(934)
Other operating expense	(2,620)	(2,199)	(2,021)	(6,840)
Income (loss) from operations	$(2,654)	$914	$(2,744)	$(4,484)

Net income (loss) attributable to RiceBran Technologies shareholders	$(4,483)	$914	$(2,958)	$(6,527)
Interest expense	650	-	1,023	1,673
Depreciation (in cost of goods sold)	-	437	973	1,410
Purchases of property	-	351	224	575

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements
Three Months Ended June 30, 2014	Corporate	USA	Brazil	Consolidated
Revenues	$-	$6,748	$4,595	$11,343
Cost of goods sold	-	5,116	5,031	10,147
Gross profit	-	1,632	(436)	1,196
Depreciation and amortization (in selling, general and administrative)	(14)	(559)	(186)	(759)
Other operating expense	(1,338)	(1,054)	(1,023)	(3,415)
Income (loss) from operations	$(1,352)	$19	$(1,645)	$(2,978)

Net income (loss) attributable to RiceBran Technologies shareholders	$(13,490)	$19	$(1,589)	$(15,060)
Interest expense	6,859	-	565	7,424
Depreciation (in cost of goods sold)	-	260	773	1,033
Purchases of property	32	715	337	1,084

Six Months Ended June 30, 2014	Corporate	USA	Brazil	Consolidated
Revenues	$-	$11,741	$7,286	$19,027
Cost of goods sold	-	8,493	7,924	16,417
Gross profit	-	3,248	(638)	2,610
Depreciation and amortization (in selling, general and administrative)	(24)	(1,197)	(356)	(1,577)
Other operating expense	(2,970)	(1,796)	(1,964)	(6,730)
Income (loss) from operations	$(2,994)	$255	$(2,958)	$(5,697)

Net income (loss) attributable to RiceBran Technologies shareholders	$(14,478)	$255	$(2,702)	$(16,925)
Interest expense	7,389	-	1,364	8,753
Depreciation (in cost of goods sold)	-	513	1,197	1,710
Purchases of property	116	858	2,313	3,287

The tables below present segment information for selected balance sheet accounts (in thousands).

	Corporate	USA	Brazil	Consolidated
As of June 30, 2015
Inventories	$-	$2,753	$853	$3,606
Property, net	450	8,670	12,238	21,358
Goodwill	-	790	3,097	3,887
Intangible assets, net	-	1,938	-	1,938
Total assets	3,676	16,969	20,188	40,833

As of December 31, 2014
Inventories	-	2,219	1,289	3,508
Property, net	135	9,360	15,258	24,753
Goodwill	-	790	3,641	4,431
Intangible assets, net	-	2,658	82	2,740
Total assets	4,212	17,854	24,018	46,084

Corporate segment total assets include cash, restricted cash, property and other assets.

The following table presents revenue by geographic area for the three and six months ended June 30, 2015 and 2014 (in thousands).

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
United States	$6,861	$6,538	$11,823	$11,038
Brazil	2,819	4,319	5,902	6,967
Other international	1,725	486	3,340	1,022
Total revenues	$11,405	$11,343	$21,065	$19,027

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 14. FAIR VALUE MEASUREMENT

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of June 30, 2015, the fair value of our USA segment debt (Level 3 measurement) is less than $0.1 million higher than the $9.5 million carrying value of that debt, based on current market rates for similar debt with similar maturities.  The fair value of our Brazil segment debt (Level 3 measurement) approximates the carrying value of that debt based on the current market rates for similar debt with similar maturities.

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

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

	Level 1	Level 2	Level 3	Total
Total liabilities at fair value, as of June 30, 2015 - derivative warrant liabilities	$-	$-	$(1,122)	$(1,122)

Total liabilities at fair value, as of December 31, 2014 - derivative warrant liabilities	$-	$-	$(955)	$(955)

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

	June 30, 2015	December 31, 2014
Risk-free interest rate	0.2% - 1.0%	0.1% - 1.0%
	(0.7% weighted average)	(0.7% weighted average)
Expected volatility	69.5% - 92.9%	95%
(86.1% weighted average)

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)
Six Months Ended June 30, 2015
Derivative warrant liability	$(955)	$557	$(724)	$-	$(1,122)	$557
Derivative conversion liability	-	-	-	-	-	-
Total Level 3 fair value	$(955)	$557	$(724)	$-	$(1,122)	$557

Six Months Ended June 30, 2014
Derivative warrant liability	$(1,685)	$(1,670)	$(7,021)	$8,902	$(1,474)	$26
Derivative conversion liability	-	(58)	(589)	647	-	-
Total Level 3 fair value	$(1,685)	$(1,728)	$(7,610)	$9,549	$(1,474)	$26

(1)	Included in change in fair value of derivative warrant and conversion liabilities in our consolidated statements of operations.

NOTE 15. RELATED PARTY TRANSACTIONS

Transactions with Baruch Halpern

Entities beneficially owned by Baruch Halpern, a director, invested $2.6 million in our subordinated convertible notes and related warrants in 2012.  The terms of the notes beneficially owned by Mr. Halpern were modified in the fourth quarter of 2013. These notes were extinguished and replaced with new subordinated notes in the second quarter of 2015.  The loss on extinguishment recognized in the second quarter of 2015 related to this transaction was approximately $0.8 million.  In all periods presented, we paid less than $0.1 million of interest on subordinated notes beneficially owned by Mr. Halpern.

Transactions with W. John Short

W. John Short, our chief executive officer and director, invested in our subordinated convertible notes and related warrants $25 thousand in January 2012 and $25 thousand in April 2013.  The terms of the notes beneficially owned by Mr. Short were modified in the fourth quarter of 2013.  These notes were extinguished and replaced with new subordinated notes in the second quarter of 2015.  The loss on extinguishment recognized in the second quarter of 2015 related to this transaction was approximately $16 thousand.  In all periods presented, we paid less than $10 thousand of interest on subordinated notes beneficially owned by Mr. Short.

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

NOTE 17. CONCENTRATION OF CREDIT RISK

One USA segment customer accounted for approximately 32% of our consolidated revenues for the six months ended June 30, 2015 and 31% of our consolidated revenues for the six months ended June 30, 2014.  This customer accounted for approximately 9% and 17% of our consolidated accounts receivable balances at June 30, 2015 and 2014, respectively.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 18. SUBSEQUENT EVENT

Effective August 11, 2015, we exercised our termination rights pursuant to the Distribution and Cooperation Agreement (Agreement) entered into with BENEO-Remy, N.V. (Beneo) as amended and originally entered into in September 2011. The Agreement granted exclusive international distribution to Beneo for our stabilized rice bran products and required Beneo to meet certain minimum purchase requirements which have not been met. The exclusive territory covered by the Agreement was comprised of Europe, Middle East, Africa, Australia, New Zealand, Russia and India. New distributors are being appointed for the countries, territories, and markets formerly included in the exclusive territory.  We expect to appoint multiple distributors across several geographies in the coming months.

On August 11, 2015 we entered into an amendment to the Nutra SA LLC agreement described in Note 6. Under the terms of the amendment the 4% Yield will no longer be owed to the Investors. The distribution rights were also modified. This includes a change to the Investors’ first out payment preference from 2.3 to 2.0 times their capital distributions. In addition, the Investors’ drag along trigger date is deferred to January 1, 2018.

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

In 2014 and the first six months of 2015, we continued to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern.  We believe that we will be able to obtain additional funds to operate our business, should it be necessary, however, there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As described further in Note 5 of our consolidated financial statements, in January 2014, we completed the acquisition of H&N Distribution, Inc. (HN), the operations of which are accretive to cash flows.  Our Brazilian subsidiary, Irgovel, recently completed the final stages of a major capital expansion. Throughout 2014, significant cash was used during the shutdown period and subsequent restart of the plant. Operations at Irgovel have begun to improve during the second quarter of 2015, such that Irgovel should be operating at its targeted capacity in the second half of 2015 subject to raw bran availability.

We are a human food ingredient, functional food ingredient, packaged functional food and animal nutrition company focused on value-added processing and marketing of healthy, natural and nutrient dense products derived from raw rice bran (RRB), an underutilized by-product of the rice milling industry.  Using our bio-refining business model, we apply our proprietary and patented technologies and intellectual properties to convert RRB into numerous high value products including stabilized rice bran (SRB), rice bran oil (RBO), defatted rice bran (DRB), RiBalance (a complete rice bran nutritional package derived from further processing of SRB), RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB), the ProRyza family of rice bran protein-based products and other valuable derivatives extracted from these core products.  Our target markets are natural food, functional food, nutritional supplement and animal nutrition manufacturers, wholesalers and retailers, both domestically and internationally.

We have two reportable operating segments: (i) USA segment, which manufactures and distributes SRB in various granulations, Stage II products (described below) and Proryza products; in addition, we formulate and package finished consumer products for our customers on a business-to-business basis at our Healthy Natural Inc. plant in Irving, Texas; and (ii) Brazil segment, which extracts crude RBO and DRB from raw rice bran, which are then further processed into degummed rice bran oil, dewaxed rice bran oil, neutralized rice bran oil and fully refined rice bran oil for sale internationally and in Brazil, compounded animal nutrition products and a number of valuable human food and animal nutrition products derivatives and co-products. In addition we incur corporate and other expenses not directly attributable to operating segments, which include costs related to our corporate staff, general and administrative expenses including public company expenses, intellectual property, professional fees, and other expenses.  No corporate allocations, including interest, are made to the operating segments.

The combined operations of our USA and Brazil segments encompass our bio-refining approach to processing RRB into various high quality, value-added constituents and finished products.  Over the past decade, we have developed and optimized our proprietary bio-refining processes to support the production of healthy, natural, hypoallergenic, gluten free, and non-genetically modified human food ingredients and functional foods for use in meats, baked goods, cereals, batters and breadings, health foods, nutritional supplements, nutraceuticals and high-end animal nutrition and health products.

The USA segment produces SRB inside two rice bran stabilization facilities, located within supplier rice mills in Arbuckle and West Sacramento, California, and one owned facility in Mermentau, Louisiana.  At Dillon, Montana, the USA segment produces our Stage II products including: RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of SRB; RiFiber, a fiber rich derivative of SRB, RiBalance, a complete rice bran nutritional package derived from further processing RiBalance, and ProRyza, protein-based products.  “Stage II” refers to the patented processes run at our Dillon, Montana facility and describes products produced at that facility using our patented processes.  The manufacturing facilities included in our USA segment have proprietary processing equipment and process patented technology for the stabilization and further processing of rice bran into finished products.  Beginning January 2, 2014, with the acquisition of HN, we also formulate and copack products at a leased facility in Irving, Texas.  We lease two facilities in West Sacramento, California that house offices, a laboratory, and two warehouse facilities.  We use an owned facility in Lake Charles, Louisiana, as a temporary warehouse.  In the three and six months ended June 30, 2015, approximately 85% and 83% of USA segment revenue was from sales of human food products and the remainder was from sales of animal nutrition products.

The Brazil segment consists of the consolidated operations of Nutra SA, whose only operating subsidiary is Irgovel, located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human ingredient and animal nutrition markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained, including degummed oil, lecithin, dewaxed oil, rice wax, neutralized oil and free fatty acids used in the detergent industry.  DRB is compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market, sold as a raw material for further processing into human food ingredients or sold in bulk into the animal nutrition markets in Brazil and neighboring countries.  In the first half of 2015 Irgovel made initial sales of human grade stabilized defatted rice bran to the meat industry in the North American market.  In 2014, approximately 39% of Brazil segment product revenue was from sales of RBO products and the remainder was from sales of DRB products.  In the three and six months ended June 30, 2015, approximately 49% of Brazil segment product revenue was from sales of RBO products and the remainder was from sales of DRB products.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2015 and 2014

Consolidated net loss attributable to RiceBran Technologies shareholders for the three months ended June 30, 2015, was $3.5 million, or $0.38 per share, compared to a loss of $15.1 million, or $3.52 per share, for the three months ended June 30, 2014.

Revenue and Gross Profit

Revenues (in thousands):

	Three Months Ended June 30,
	2015	% of Total Revenues	2014	% of Total Revenues	Change	% Change
USA segment	$6,889	60.4	$6,748	59.5	$141	2.1
Brazil segment	4,516	39.6	4,595	40.5	(79)	(1.7)
Total revenues	$11,405	100.0	$11,343	100.0	$62	0.5

Consolidated revenues for the three months ended June 30, 2015, were $11.4 million compared to $11.3 million in the prior year period, an increase of $0.1 million, or 0.5%.

USA segment revenues increased $0.1 million, or 2.1% in 2015 compared to 2014.  Decreased sales to traditional consumer packaged goods customers in both the US and Europe were offset by increased sales of higher margin functional food ingredients and packaged functional foods in the US market.  We continue to focus on improving our sales mix by increasing sales of the higher margin human nutrition product revenues.

Brazil segment revenues increased 35% on a local currency basis, but decreased $0.1 million, or 1.7% in 2015 compared to 2014 as a result of the decline in exchange rate between the Brazilian Real and the US Dollar.  Revenues from oil, oil related products and bulk DRB were up compared to prior year and were partially offset by a decline in bagged animal feed volume.  However, due to the quarter over quarter 27% decline in the Brazilian Real versus US Dollar exchange rate, the revenue gains on a local currency basis where completely negated.  In addition, revenues in the first half of the second quarter of 2015 were negatively impacted by the availability and quality of raw bran from suppliers. Lower quality raw bran (i.e. high fatty acid levels) resulted in lower quality oil after extraction.  The high acid oil resulted in depressed pricing for oil products.  By the end of the quarter, the quality issues subsided.

Gross profit (in thousands):

	Three Months Ended June 30,
	2015	Gross Profit %	2014	Gross Profit %	Change	Change in Gross Profit %
USA segment	$2,251	32.7	$1,632	24.2	$619	8.5
Brazil segment	(16)	(0.4)	(436)	(9.5)	420	9.1
Total gross profit	$2,235	19.6	$1,196	10.5	$1,039	9.1

Consolidated gross profit increased $1.0 million, or 9.1 percentage points, to $2.2 million for the three months ended June 30, 2015, compared to $1.2 million in the prior year period.

The USA segment gross profit increased $0.6 million, to $2.3 million in 2015, from $1.6 million in 2014.  The 8.5 percentage point improvement in gross profit percentage was attributable to the continuing shift in sales mix to higher margin functional food ingredients and packaged functional foods.  Raw bran cost decreases also contributed to improving gross profit when comparing quarter over quarter. The cost of raw bran declined by approximately 20% in California and 30% in Louisiana when comparing the current quarter to the prior year.

Brazil segment gross profit increased $0.4 million, or 9.1 percentage points.  The improvement is primarily due to plant efficiency related to increasing the volume of raw bran processed and improving sales mix towards higher margin oil related products as a percentage of overall revenues.  Raw bran processed in the second quarter of 2015 increased 19% over the prior year and reflects the improvements in efficiencies related to the plant shut down and restart as operations begin to normalize. Continuing improvement in gross profit is anticipated as processing volume increases and raw bran availability and quality issues are mitigated.

Operating Expenses (in thousands):

	Three Months Ended June 30, 2015
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,442	$747	$1,163	$3,352
Depreciation and amortization	19	395	15	429
Total operating expenses	$1,461	$1,142	$1,178	$3,781

	Three Months Ended June 30, 2014
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,338	$1,054	$1,023	$3,415
Depreciation and amortization	14	559	186	759
Total operating expenses	$1,352	$1,613	$1,209	$4,174

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$(104)	$307	$(140)	$63
Depreciation and amortization	(5)	164	171	330
Total operating expenses	$(109)	$471	$31	$393

Consolidated operating expenses were $3.8 million for the second quarter of 2015, compared to $4.2 million for the second quarter of 2014, a decrease of $0.4 million.

Corporate segment selling, general and administrative expenses (SG&A) increased $0.1 million most notably due to recording stock based compensation expenses related to new issuances of restricted shares and incentive stock options under the 2014 Equity Incentive Plan.

USA segment SG&A expenses decreased $0.3 million primarily due to changes in salary, wages, and benefit related expenses.  USA segment depreciation and amortization expense decreased $0.2 million due to incremental declines in amortization expense of intangible assets associated with the acquisition of HN in 2014.

Brazil segment SG&A expenses increased $0.1 million primarily due to termination costs associated with a reduction in staff.  Brazil segment depreciation and amortization expense decreased $0.2 million due to intangible assets becoming fully amortized in 2015.

Other Income (Expense) (in thousands):

	Three Months Ended June 30, 2015
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$19	$19
Interest expense	(357)	-	(518)	(875)
Foreign currency exchange, net	-	-	32	32
Loss on extinguishment	(1,904)	-	-	(1,904)
Change in fair value of derivative warrant and conversion liabilities	384	-	-	384
Financing expense	-	-	-	-
Other	-	-	(74)	(74)
Other income (expense)	$(1,877)	$-	$(541)	$(2,418)

	Three Months Ended June 30, 2014
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$22	$22
Interest expense	(6,860)	-	(564)	(7,424)
Foreign currency exchange, net	-	-	60	60
Loss on extinguishment	(892)	-	-	(892)
Change in fair value of derivative warrant and conversion liabilities	(3,786)	-	-	(3,786)
Financing expense	(950)	-	-	(950)
Other	-	-	(107)	(107)
Other income (expense)	$(12,488)	$-	$(589)	$(13,077)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$(3)	$(3)
Interest expense	6,503	-	46	6,549
Foreign currency exchange, net	-	-	(28)	(28)
Loss on extinguishment	(1,012)	-	-	(1,012)
Change in fair value of derivative warrant and conversion liabilities	4,170	-	-	4,170
Financing expense	950	-	-	950
Other	-	-	33	33
Other income (expense)	$10,611	$-	$48	$10,659

Consolidated other expense was $2.4 million for the second quarter of 2015, compared to other expense of $13.1 million for the second quarter of 2014.

The Corporate segment experienced a $6.5 million decrease in interest expense. In May 2014, the convertible notes issued in the private placement offerings in March 2014 and May 2014 were converted, and we recognized interest expense of $6.2 million, to accrete the notes to their face value.

The Corporate segment experienced a $1.0 million increase in debt extinguishment expense. In May 2015, the majority of the outstanding subordinated notes were extinguished and replaced with new subordinated notes. When the notes were extinguished, we recognized loss on extinguishment of debt of $1.9 million which represents recognition of the unamortized discount and the fair value of warrants.

The Corporate segment experienced a $4.2 million favorable change in fair value of derivative warrant and conversion liabilities. Our liability warrants and conversion liabilities are valued using the lattice model each reporting period and the resulting change in fair value is recorded in the statements of operations.  The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants and make certain other assumptions.  The changes in our stock price between periods contributed to the decrease in expense.

The Corporate segment experienced a $1.0 million decrease in financing expense. In 2014, the $1.0 million of financing expense in the second quarter was associated with the May 2014 private placement issuance of convertible notes and related warrants and represented the excess of the values assigned to the equity warrants and derivative liability warrants, at issuance, over the net proceeds from issuance.

SIX MONTHS ENDED JUNE 30, 2015 and 2014

Consolidated net loss attributable to RiceBran Technologies shareholders for the six months ended June 30, 2015, was $6.5 million, or $0.71 per share, compared to a loss of $16.9 million, or $4.64 per share, for the six months ended June 30, 2014.

Revenue and Gross Profit

Revenues (in thousands):

	Six Months Ended June 30,
	2015	% of Total Revenues	2014	% of Total Revenues	Change	% Change
USA segment	$11,952	56.7	$11,741	61.7	$211	1.8
Brazil segment	9,113	43.3	7,286	38.3	1,827	25.1
Total revenues	$21,065	100.0	$19,027	100.0	$2,038	10.7

Consolidated revenues for the six months ended June 30, 2015, were $21.1 million compared to $19.0 million in the prior year period, an increase of $2.0 million, or 10.7%.

USA segment revenues increased $0.2 million, or 1.8% in 2015 compared to 2014.  Human nutrition product revenues increased $0.3 million while animal feed product revenues decreased $0.1 million.  We continue to focus on increasing the higher margin human nutrition products in our mix of revenues.

Brazil segment revenues increased $1.8 million, or 25.1% in 2015 compared to 2014.  Revenues for the first half of 2015 were negatively impacted by a nationwide truck drivers strike in Brazil related to disputes over diesel prices and fixed freight rates.  During the strike, Irgovel was unable to deliver or export product to customers for twelve days in February and March. However, the negative impact on operations resulting from receiving high acid bran impacted Irgovel through the end of the first quarter and into the second quarter.  Lower quality raw bran (i.e. high fatty acid levels) resulted in lower quality, and therefore lower prices for oil after extraction. However, revenues for the second quarter of 2015 on a local currency basis increased 35% in spite of issues related to availability and quality of raw bran from suppliers.  The 23% decline in the Brazilian Real versus US Dollar exchange rate for the comparable six month period partially offset the gains for the period resulting in the overall net improvement.

Gross profit (in thousands):

	Six Months Ended June 30,
	2015	Gross Profit %	2014	Gross Profit %	Change	Change in Gross Profit %
USA segment	$3,901	32.6	$3,248	27.7	$653	4.9
Brazil segment	(611)	(6.7)	(638)	(8.8)	27	2.1
Total gross profit	$3,290	15.6	$2,610	13.7	$680	1.9

Consolidated gross profit increased $0.7 million, or 1.9 percentage points, to $3.3 million for the six months ended June 30, 2015, compared to $2.6 million in the prior year period.

The USA segment gross profit increased $0.7 million, to $3.9 million in 2015, from $3.2 million in 2014. The improvement in gross profit percentage was attributable to the shift in sales mix to higher margin human nutrition and functional food products.  Additionally, raw bran cost decreased by approximately 14% in California and 45% in Louisiana for the first six months of 2015 compared to the first six months of 2014.

Brazil segment gross profit increased slightly.  Gains in plant efficiency related to increasing volume of raw bran processed were offset by lower oil product prices related to the quality of raw bran from suppliers. While taking into account the plant shut down in the first quarter of 2014, raw bran processing increased 108% in the 2015 period. However, lower quality raw bran received in 2015 (i.e. high fatty acid levels) resulted in lower quality oil after extraction. The high acid oil resulted in depressed pricing for oil products. In addition to the revenue impact of shipping challenges created by a nationwide truck driver strike, the strike also impacted our ability to receive raw rice bran deliveries. Further, when bran eventually was delivered, the quality was impaired due to higher fatty acid levels associated with the extra time between milling and delivery to the plant. These challenges prevented the Brazil segment from reaching targeted production and revenue levels and resulted in negative gross profit. By the end of the 2015 second quarter, quality issues have subsided and bran availability and shipping is normalizing though at a lower level due to the impact of the Brazilian recession.

Operating Expenses (in thousands):

	Six Months Ended June 30, 2015
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$2,620	$2,199	$2,021	$6,840
Depreciation and amortization	34	788	112	934
Total operating expenses	$2,654	$2,987	$2,133	$7,774

	Six Months Ended June 30, 2014
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$2,970	$1,796	$1,964	$6,730
Depreciation and amortization	24	1,197	356	1,577
Total operating expenses	$2,994	$2,993	$2,320	$8,307

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$350	$(403)	$(57)	$(110)
Depreciation and amortization	(10)	409	244	643
Total operating expenses	$340	$6	$187	$533

Consolidated operating expenses were $7.8 million for the first six months of 2015, compared to $8.3 million for the first six months of 2014, a decrease of $0.5 million.

Corporate segment selling, general and administrative expenses (SG&A) decreased $0.4 million.  Salary, wages, benefits, and labor related expenses decreased $0.3 million. The remaining decrease was the result of changes in temporary labor and professional fees.

USA segment SG&A expenses increased $0.4 million.  Salary, wages, and benefit related expenses increased $0.1 million.  Research and development expenses increased $0.2 million. The remaining change related to travel and marketing expenses.

Brazil segment SG&A expenses increased $0.1 million in 2015. An increase in termination costs associated with a reduction in staff was offset by declines in the exchange rates between the Brazilian Real and the US Dollar. The average exchange rate decreased 22% period over period.

USA segment depreciation and amortization expense decreased $0.4 million due to incremental declines in amortization expense of intangible assets associated with the acquisition of HN in 2014.

Brazil segment depreciation and amortization expense decreased $0.2 million due to intangible assets becoming fully amortized in 2015.

Other Income (Expense) (in thousands):

	Six Months Ended June 30, 2015
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$68	$68
Interest expense	(650)	-	(1,023)	(1,673)
Foreign currency exchange, net	-	-	(188)	(188)
Loss on extinguishment	(1,904)	-	-	(1,904)
Change in fair value of derivative warrant and conversion liabilities	557	-	-	557
Financing expense	-	-	-	-
Other	155	-	(147)	8
Other income (expense)	$(1,842)	$-	$(1,290)	$(3,132)

	Six Months Ended June 30, 2014
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$37	$37
Interest expense	(7,390)	-	(1,363)	(8,753)
Foreign currency exchange, net	-	-	135	135
Loss on extinguishment	(892)	-	-	(892)
Change in fair value of derivative warrant and conversion liabilities	(1,728)	-	-	(1,728)
Financing expense	(2,072)	-	-	(2,072)
Other	-	-	(118)	(118)
Other income (expense)	$(12,082)	$-	$(1,309)	$(13,391)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$31	$31
Interest expense	6,740	-	340	7,080
Foreign currency exchange, net	-	-	(323)	(323)
Loss on extinguishment	(1,012)	-	-	(1,012)
Change in fair value of derivative warrant and conversion liabilities	2,285	-	-	2,285
Financing expense	2,072	-	-	2,072
Other	155	-	(29)	126
Other income (expense)	$10,240	$-	$19	$10,259

Consolidated other expense was $3.1 million for the first six months of 2015, compared to other expense of $13.4 million for the first six months of 2014.

The Corporate segment experienced a $6.7 million decrease in interest expense.  In May 2014, the convertible notes issued in the private placement offering in March 2014 and May 2014 were converted, and we recognized interest expense of $6.2 million, to accrete the notes to their face value.

The Corporate segment experienced a $1.0 million increase in debt extinguishment expense. In May 2015, the majority of the outstanding subordinated notes were extinguished and replaced with new subordinated notes. When the notes were extinguished, we recognized loss on extinguishment of debt of $1.9 million which represents recognition of the unamortized discount and the fair value of warrants.

The Corporate segment also experienced a $2.3 million decrease in expense from the change in the fair value of derivative warrant and conversion liabilities.  Our liability warrants and conversion liabilities are valued using the lattice model each reporting period and the resulting change in fair value is recorded in the statements of operations.  The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants and make certain other assumptions.  The change in our stock price between periods contributed to the decrease in expense.  In addition, during the first half of 2015 we had no conversion liabilities.

The Corporate segment experienced a $2.1 million decrease in financing expense. In the first half of 2014, the $2.1 million of financing expense was associated with the March 2014 and May 2014 private placement issuance of convertible notes and related warrants and represented the excess of the values assigned to the equity warrants and derivative liability warrants, at issuance, over the net proceeds from issuance.

In the Brazil segment, the $0.3 million decrease in interest expense was a result of a decrease in average debt and interest bearing payables outstanding. The $0.3 million change in foreign currency exchange gain (loss) related to the impact of exchange rate fluctuations on the Brazil segment’s US Dollar denominated debt.

Liquidity and Capital Resources

With respect to liquidity and capital resources, we manage the Brazil segment, consisting currently of our plant in Brazil, separately from our U.S. based Corporate and USA segments.  Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA.  Cash used in operating activities for the six months ended June 30, 2015 and 2014, is presented below by segment (in thousands).

	Six Months Ended June 30, 2015
	Corporate and USA	Brazil	Consolidated
Net loss	$(3,569)	$(4,034)	$(7,603)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,259	1,085	2,344
Change in fair value of derivative warrant and conversion liabilities	(557)	-	(557)
Loss on extinguishment	1,904	-	1,904
Financing expense	-	-	-
Other adjustments, net	737	126	863
Changes in operating assets and liabilities	(755)	1,442	687
Net cash used in operating activities	$(981)	$(1,381)	$(2,362)

	Six Months Ended June 30, 2014
	Corporate and USA	Brazil	Consolidated
Net loss	$(14,223)	$(4,267)	$(18,490)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,734	1,553	3,287
Change in fair value of derivative warrant and conversion liabilities	1,728	-	1,728
Loss on extinguishment	892	-	892
Financing expense	2,072	-	2,072
Other adjustments, net	6,397	-	6,397
Changes in operating assets and liabilities	(1,101)	763	(338)
Net cash used in operating activities	$(2,501)	$(1,951)	$(4,452)

On a combined basis, the Corporate and USA segments used $1.0 million of cash in operating activities in the first six months of 2015, compared to using $2.5 million of operating cash in the first six months of 2014.  We funded the use of cash with available cash on hand derived from equity financings in 2014. On May 12, 2015, we entered into an $8 million senior secured credit facility agreement consisting of a $3.5 million maximum working capital revolver and two term loan tranches.  Pursuant to this agreement, cash contributions to the Brazil segment, exclusive of any release of restricted cash, may not exceed $2.0 million.  In addition to these funds, we are seeking to confirm an arbitration award issued in Brazil which would release to us approximately $1.9 million in an escrow account associated with the purchase of Irgovel.

The Brazil segment used $1.4 million in operating cash in the first six months of 2015, compared to using $2.0 million of operating cash in the first six months of 2014.  These losses were funded through additional equity contributions from the USA segment totaling $3.3 million and $5.8 million during the first half of 2015 and 2014, respectively.

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

During the quarter ended June 30, 2015, we issued the securities described below without registration under the Securities Act.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  All issuances below were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

We granted shares of common stock to employees and directors as summarized in the table which follows.

Date of Issuance	Shares of Common Stock	Recipients	Vesting Period
June 23, 2015	72,044	Directors	June 23, 2016, or one day prior to our next annual meeting, if earlier
June 23, 2015	67,003	Executives	Three years, in annual instalments dated June 23, 2016, 2017 and 2018

We issued options as described in the table which follows.

Date of Issuance	Recipients	Number of Underlying Shares of Common Stock	Exercise Price Per Share	Vesting Period	Expiration
June 23, 2015	Executives	75,243	$3.47	Three years, in 36 monthly instalments	June 23, 2025

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

Effective August 11, 2015, we exercised our termination rights pursuant to the Distribution and Cooperation Agreement (Agreement) entered into with BENEO-Remy, N.V. (Beneo) as amended and originally entered into in September 2011. The Agreement granted exclusive international distribution to Beneo for our stabilized rice bran products and required Beneo to meet certain minimum purchase requirements which have not been met. The exclusive territory covered by the Agreement was comprised of Europe, Middle East, Africa, Australia, New Zealand, Russia and India. New distributors are being appointed for the countries, territories, and markets formerly included in the exclusive territory.  We expect to appoint multiple distributors across several geographies in the coming months.

Item 6.	Exhibits

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description of Exhibit
10.1	Loan, Guarantor and Security Agreement with Full Circle Capital Corporation, dated as of May 12, 2015 (2)
10.2	Term Loan Note, dated as of May 12, 2015, issued by RiceBran Technologies to Full Circle Capital Corporation (2)
10.3	Revolving Loan Note, dated as of May 12, 2015, issued by RiceBran Technologies to Full Circle Capital Corporation (2)
10.4	Intellectual Property Security Agreement, dated as of May 12, 2015 (2)
10.5	Pledge Agreement dated as of May 12, 2015, by and among RiceBran Technologies and Full Circle Capital Corporation (2)
10.6	Lender Warrant dated as of May 12, 2015 (2)
10.7	Subordination Agreement, dated as of May 12, 2015 by and among, certain subordinated note and warrant holders and Full Circle Capital Corporation (2)
10.8	Amendment to Loan Documents, dated as of May 12, 2015 by and among, RiceBran Technologies and certain subordinated note and warrant holders listed therein (2)
10.9	Third Amended and Restated Security Agreement, dated as of May 12, 2015, by and among, RiceBran Technologies and certain subordinated note and warrant holders listed therein (2)
10.10	Fourth Amendment to Employment Agreement with Jerry Dale Belt dated as of May 30, 2015 (3)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Calculation Definition Document
101.LAB (1)	XBRL Taxonomy Extension Calculation Label Document
101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Document

(1)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(2)	Incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 15, 2015
(3)	Incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on June 5, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2015

/s/ W. John Short
W. John Short
Chief Executive Officer

/s/ J. Dale Belt
Jerry Dale Belt
Chief Financial Officer