Form 10-Q
period 2015-09-30
RiceBran Technologies
filed 2015-11-12
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒ No ☐

As of November 12, 2015, shares of the registrant’s common stock outstanding totaled 9,530,806.

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

Index
RiceBran Technologies
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014

Revenues	$8,917	$10,411	$29,982	$29,438
Cost of goods sold	6,860	9,446	24,634	25,863
Gross profit	2,057	965	5,348	3,575

Operating expenses:
Selling, general and administrative	2,977	4,014	9,817	10,744
Depreciation and amortization	426	695	1,360	2,272
Total operating expenses	3,403	4,709	11,177	13,016

Loss from operations	(1,346)	(3,744)	(5,829)	(9,441)

Other income (expense):
Interest income	23	63	91	100
Interest expense - accreted on debt	(57)	-	(395)	(6,323)
Interest expense - other	(704)	(1,043)	(2,039)	(3,473)
Change in fair value of derivative warrant and conversion liabilities	654	49	1,211	(1,679)
Foreign currency exchange loss, net	(93)	(203)	(281)	(68)
Loss on extinguishment	-	-	(1,904)	(892)
Financing expense	-	-	-	(2,072)
Other income	2	10	167	10
Other expense	(55)	(200)	(214)	(318)
Total other expense	(230)	(1,324)	(3,364)	(14,715)

Loss before income taxes	(1,576)	(5,068)	(9,193)	(24,156)
Income tax benefit	6	139	19	737
Net loss	(1,570)	(4,929)	(9,174)	(23,419)
Net loss attributable to noncontrolling interest in Nutra SA	1,046	1,233	2,122	2,798
Net loss attributable to RiceBran Technologies shareholders	$(524)	$(3,696)	$(7,052)	$(20,621)

Loss per share attributable to RiceBran Technologies shareholders
Basic	$(0.06)	$(0.47)	$(0.77)	$(4.05)
Diluted	$(0.06)	$(0.47)	$(0.77)	$(4.05)

Weighted average number of shares outstanding
Basic	9,222,150	7,915,349	9,181,607	5,086,994
Diluted	9,222,150	7,915,349	9,181,607	5,086,994

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Comprehensive Loss
Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited) (in thousands)

	Three Months		Nine Months
	2015	2014	2015	2014

Net loss	$(1,570)	$(4,929)	$(9,174)	$(23,419)

Other comprehensive loss - foreign currency translation, net of tax	(1,501)	(1,044)	(2,731)	(414)

Comprehensive loss, net of tax	(3,071)	(5,973)	(11,905)	(23,833)

Comprehensive loss attributable to noncontrolling interest, net of tax	1,528	1,631	3,022	2,920

Total comprehensive loss attributable to RiceBran Technologies shareholders	$(1,543)	$(4,342)	$(8,883)	$(20,913)

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Balance Sheets
September 30, 2015 (Unaudited) and December 31, 2014
(in thousands, except share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,523	$3,610
Restricted cash	1,920	1,920
Accounts receivable, net of allowance for doubtful accounts of $485 and $574 (variable interest entity restricted $1,500 and $1,980)	2,756	3,055
Inventories	3,899	3,508
Income and operating taxes recoverable	781	737
Deferred tax asset	171	171
Deposits and other current assets	979	1,071
Total current assets	12,029	14,072
Property, net (variable interest entity restricted $2,144 and $3,727)	18,133	24,753
Goodwill	3,174	4,431
Intangible assets, net	1,579	2,740
Other long-term assets	585	88
Total assets	$35,500	$46,084

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Accounts payable	$2,473	$3,286
Accrued salary, wages and benefits	2,340	2,206
Accrued expenses	4,635	4,257
Other liabilities	-	573
Current maturities of debt (variable interest entity nonrecourse $3,069 and $4,758)	4,912	4,808
Total current liabilities	14,360	15,130
Long-term debt, less current portion (variable interest entity nonrecourse $3,651 and $6,203)	11,957	11,288
Deferred tax liability	378	396
Derivative warrant liabilities	468	955
Total liabilities	27,163	27,769

Commitments and contingencies

Temporary Equity - Redeemable noncontrolling interest in Nutra SA	195	2,643

Equity:
Equity attributable to RiceBran Technologies shareholders:
Preferred stock, 20,000,000 shares authorized and none issued	-	-
Common stock, no par value, 25,000,000 shares authorized, 9,530,806 and 9,383,571 shares issued and outstanding, respectively	262,652	261,299
Accumulated deficit	(249,522)	(242,470)
Accumulated other comprehensive loss	(4,988)	(3,157)
Total equity attributable to RiceBran Technologies shareholders	8,142	15,672
Total liabilities, temporary equity and equity	$35,500	$46,084

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2015 and 2014
(Unaudited) (in thousands)

	2015	2014
Cash flow from operating activities:
Net loss	$(9,174)	$(23,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,196	5,079
Stock and share-based compensation	627	525
Change in fair value of derivative warrant and conversion liabilities	(1,211)	1,679
Loss on extinguishment of debt	1,904	892
Financing expense	-	2,072
Deferred tax benefit	(19)	(737)
Interest accreted	395	6,909
Other	213	285
Changes in operating assets and liabilities:
Accounts receivable	(550)	(503)
Inventories	(726)	(6)
Accounts payable and accrued expenses	1,318	(737)
Other	(486)	128
Net cash used in operating activities	(4,513)	(7,833)

Cash flows from investing activities:
Acquisition of HN, net of cash acquired	-	(725)
Purchases of property	(991)	(4,221)
Proceeds from sale of property	-	23
Net cash used in investing activities	(991)	(4,923)

Cash flows from financing activities:
Payments of debt	(14,789)	(15,552)
Proceeds from issuance of debt and related warrants, net of issuance costs	17,979	12,782
Proceeds from issuance of common stock and warrants, net of costs	-	12,952
Other	-	(330)
Net cash provided by financing activities	3,190	9,852

Effect of exchange rate changes on cash and cash equivalents	227	(162)
Net change in cash and cash equivalents	(2,087)	(3,066)
Cash and cash equivalents, beginning of period	3,610	5,091
Cash and cash equivalents, end of period	$1,523	$2,025

Supplemental disclosures:
Cash paid for interest	$1,306	$2,239
Cash paid for income taxes	-	-

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

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014.  The report of our independent registered public accounting firm that accompanies the audited consolidated financial statements for the year ended December 31, 2014, included in that Annual Report on Form 10-K, contains a going concern explanatory paragraph in which our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.  The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The interim results reported in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for the full fiscal year, or any other future period, and have been prepared assuming we will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on revenue from contracts with customers, which supersedes current revenue recognition guidance and most industry-specific guidance.  Under the new standard we will recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which we expect to be entitled in exchange for those goods or services.  Revenue from a contract that contains multiple performance obligations will be allocated to each performance obligation generally on a relative standalone selling price basis.  The guidance is effective for our annual and interim periods beginning in 2018.  Early adoption is prohibited.  We have not yet determined the impact that the new guidance will have on our results of operations and financial position and have not yet determined the method by which we will adopt the standard in 2018.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

In July 2015, the FASB issued an update on simplifying the measurement of inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method (RIM) are not impacted by the new guidance. The guidance only addresses the measurement of the inventory if its value declines or is impaired. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). This necessitated obtaining three data points to determine market value. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies. The guidance defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective prospectively for annual periods beginning after December 15, 2016. We are currently evaluating the impact of adoption of the guidance and believe the adoption of the guidance will not have a material impact on our condensed consolidated financial statements.

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

The USA segment produces SRB inside two supplier rice mills in California and one owned facility in Louisiana.  A facility located in Lake Charles, Louisiana has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces our Stage II products RiSolubles (a highly nutritious, carbohydrate and lipid rich fraction of SRB), RiFiber (a fiber rich derivative of SRB), RiBalance (a complete rice bran nutritional package derived from further processing SRB), and ProRyza, a family of protein products.  Stage II refers to the patented processes run at our Dillon, Montana facility and includes products produced at that facility using our patented processes.  In January 2014, we completed the acquisition of H&N Distribution Inc., now operating as Healthy Natural, Inc. (HN), which has been integrated into our USA segment.  HN is a formulator and co-packer of products targeted at customers in the direct marketing, internet sales and retail distribution markets, and operates a facility in Irving, Texas. HN serves the natural products, nutritional supplement and nutraceutical and functional food sectors.  We acquired HN as part of our strategy to vertically integrate our business in order to leverage our proprietary and patented technologies.  Certain manufacturing facilities included in our USA segment have proprietary processing equipment and patented technology for the stabilization and further processing of rice bran into finished products.  In the three and nine months ended September 30, 2015, approximately 81% and 82% of USA segment revenue was from sales of human food products and the remainder was from sales of animal nutrition products.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The Brazil segment consists of the consolidated operations of Nutra SA, LLC (Nutra SA), whose only operating subsidiary is Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human ingredient and animal nutrition markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained, including degummed oil, lecithin, dewaxed oil, rice wax, neutralized oil and free fatty acids used in the detergent industry.  DRB is compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market, sold as a raw material for further processing into human food ingredients or sold in bulk into the animal nutrition markets in Brazil and neighboring countries.  In 2015 Irgovel made initial sales of human grade stabilized defatted rice bran to the meat industry in the North American market.  In 2014, approximately 39% of Brazil segment product revenue was from sales of RBO products and the remainder was from sales of DRB products.  In the three and nine months ended September 30, 2015, approximately 55% and 51% of Brazil segment product revenue was from sales of RBO products and the remainder was from sales of DRB products.

NOTE 3. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLAN

In 2014 and the first nine months of 2015, we continued to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern.  We believe that we will be able to obtain additional funds to operate our business, should it be necessary, however, there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In January 2014, we completed the acquisition of HN, the operations of which are accretive to cash flows.  Our Brazilian subsidiary, Irgovel, recently completed the final stages of a major capital expansion. Throughout 2014, significant cash was used during the shutdown period and subsequent restart of the plant. Operations at Irgovel have begun to improve during the third quarter of 2015, such that Irgovel should continue to improve its gross profit margins in the latter portion of 2015 subject to raw bran availability. However, there are no assurances that this will occur.

On May 12, 2015, we entered into an $8 million senior secured credit facility agreement consisting of a $3.5 million maximum working capital revolver and two term loan tranches. These funds are being used for working capital and capital expenditure needs in both of our operating segments.  Pursuant to this agreement, cash contributions to the Brazil segment, exclusive of any release of restricted cash, may not exceed $2.0 million, all of which has been funded.  In addition to these funds, we are seeking to confirm an arbitration award issued in Brazil which would release to us approximately $1.9 million in an escrow account associated with the purchase of Irgovel. For further discussion of the escrow account, see Note 11.  On November 3, 2015, we entered into a forbearance and amendment agreement with a lender that amends our financial covenants.  As part of that agreement we are required to use $1.0 million of the funds released to pay down a senior secured term loan. See further discussion in Note 10.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Below are reconciliations of the numerators and denominators in the EPS computations for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to RiceBran Technologies shareholders	$(524)	$(3,696)	$(7,052)	$(20,621)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	9,222,150	7,915,349	9,181,607	5,086,994
Effect of dilutive securities outstanding	-	-	-	-
Diluted EPS - weighted average number of shares outstanding	9,222,150	7,915,349	9,181,607	5,086,994

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average exercise price for the three and nine months ended September 30, 2015 of $9.19 and $10.51)	341,315	206,077	288,751	176,170
Warrants (average exercise price for the three and nine months ended September 30, 2015 of $5.73 and $5.75)	7,093,628	5,227,728	6,808,513	4,043,101
Nonvested stock	300,779	108,251	212,156	36,479
Total weighted average of outstanding common stock equivalents	7,735,722	5,542,056	7,309,420	4,255,750

The impact of potentially dilutive securities outstanding at September 30, 2015 and 2014, was not included in the calculation of diluted EPS for the three and nine months ended September 30, 2015 and 2014 because to do so would be antidilutive.  Those securities listed in the table above which were antidilutive for the periods presented, which remain outstanding, could potentially dilute EPS in the future.

NOTE 5. REDEEMABLE NONCONTROLLING INTEREST IN NUTRA SA

We hold a variable interest which relates to our equity interest in Nutra SA.  We are the primary beneficiary of Nutra SA, and as such, Nutra SA’s assets, liabilities and results of operations are included in our consolidated financial statements.  The other equity holders’ interests are reflected in net loss attributable to noncontrolling interest in Nutra SA, in the consolidated statements of operations, and redeemable noncontrolling interest in Nutra SA, in the consolidated balance sheets.  Our variable interest in Nutra SA is our Brazil segment.  A summary of the carrying amounts of Nutra SA balances included in our consolidated balance sheets follows (in thousands).

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$199	$269
Other current assets (restricted $1,500 and $1,980)	3,538	4,735
Property, net (restricted $2,144 and $3,727)	9,222	15,258
Goodwill and intangibles, net	2,384	3,722
Other noncurrent assets	36	34
Total assets	$15,379	$24,018

Current liabilities	$4,326	$5,346
Current portion of long-term debt (nonrecourse)	3,069	4,758
Long-term debt, less current portion (nonrecourse)	3,651	6,203
Total liabilities	$11,046	$16,307

Nutra SA’s debt is secured by its accounts receivable and property.  The non-Brazilian entities in our consolidated group do not guarantee any of Nutra SA’s debt.  At September 30, 2015, $1.3 million of the debt is denominated in U.S. Dollars and the remaining debt is denominated in the Brazilian Real. See further discussion in Note 10.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of changes in redeemable noncontrolling interest in Nutra SA follows for the three and nine months ended September 30, 2015 and 2014 (in thousands).

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Redeemable noncontrolling interest in Nutra SA, beginning of period	$862	$5,604	$2,643	$7,177
Investors' interest in net loss of Nutra SA	(1,046)	(1,233)	(2,122)	(2,798)
Investors' interest in other comprehensive loss of Nutra SA	(482)	(398)	(900)	(122)
Investors' purchase of additional units of Nutra SA	-	120	-	120
Accumulated Yield classified as other current liability	861	(144)	574	(428)
Redeemable noncontrolling interest in Nutra SA, end of period	$195	$3,949	$195	$3,949

Investors' average interest in Nutra SA	32.1%	37.8%	33.2%	41.6%

In December 2010, we entered into a membership interest purchase agreement (MIPA) with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (Investors).  As of September 30, 2015 and December 31, 2014, the Investors interest was 32.1% and 34.7%.  In the nine months ended September 30, 2015, we invested an additional $3.4 million in Nutra SA.  No investments were made in the three months ended September 30, 2015.  The Investors’ share of Nutra SA’s net income (loss) increases (decreases) redeemable noncontrolling interest.  We are restricted from competing with Nutra SA and Irgovel in Brazil as further described in the MIPA.

Redeemable noncontrolling interest in Nutra SA is recorded in temporary equity, above the equity section and after liabilities on our consolidated balance sheets, because the Investors have drag along rights which provide the Investors the ability to force a sale of Nutra SA assets in the future.  We have assessed the likelihood of the Investors exercising these rights as less than probable at September 30, 2015.  We will continue to evaluate the probability of the Investors exercising their drag along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors will exercise these rights.

Under the original limited liability company agreement for Nutra SA (LLC agreement), as amended, any units held by the Investors beginning January 1, 2014, accrued a yield at 4% (Yield).  The LLC agreement was further amended on August 11, 2015 which resulted in the removal of the Yield requirement and the associated liability.

Nutra SA must distribute all distributable cash (as defined in the LLC Agreement) to the members on March 31 of each year as follows: (i) first, to us and the Investors in proportion to our additional capital preference percentages (with respect to us, this means total  contributions we make on or after June 3, 2015 as a percentage of the total contributions we make after June 3, 2015 plus the amount contributed by the investors as of April 30, 2015; with respect to the Investors, this means the amount contributed by the investors as of April 30, 2015, as a percentage of the amount contributed by the investors as of April 30, 2015, plus total contributions we make on or after June 3, 2015), (ii) second, to the Investors in an amount equal to 2.0 times the Investors’ capital contributions, less the aggregate amount of distributions paid to the Investors, (iii) third, to us in an amount equal to twice the capital contributions made by us, less the aggregate amount of distributions paid to us; and (iv) fourth, to us and the Investors in proportion to our respective membership interests.

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

As of September 30, 2015, there have been no unwaived events of default.  Events of default, as defined in the MIPA and the October 2013 amendment of investment agreements, are failure of Irgovel to meet minimum annual processing targets or to achieve EBITDA of at least $4.0 million in any year beginning in 2015.

As of September 30, 2015, there have been no qualifying events.  The LLC agreement defines a qualifying event as the bankruptcy of RiceBran Technologies or Nutra SA.

The Investors have drag along rights, the right to force the sale of all Nutra SA assets after January 1, 2018.  The right terminates upon the occurrence of certain events (a $50 million Nutra SA initial public offering or a change of control, as defined).  We may elect to exercise a right of first refusal to purchase the Investors’ interest instead of proceeding to a sale.

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

NOTE 6. INVENTORIES

Inventories are composed of the following (in thousands):

	September 30, 2015	December 31, 2014
Finished goods	$1,562	$1,103
Work in process	190	380
Raw materials	1,392	1,441
Packaging supplies	755	584
Total inventories	$3,899	$3,508

NOTE 7. PROPERTY

Property, plant and equipment consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Land	$320	$364
Furniture and fixtures	429	539
Plant	12,877	15,942
Computer and software	1,566	1,701
Leasehold improvements	637	568
Machinery and equipment	17,577	21,519
Property	33,406	40,633
Less accumulated depreciation	15,273	15,880
Property, net	$18,133	$24,753

Included in accounts payable at September 30, 2015 is $0.1 million related to amounts payable for machinery and equipment additions.

NOTE 8. GOODWILL

A summary of goodwill activity follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Goodwill, beginning of period	$3,887	$5,099	$4,431	$4,139
USA Segment - Acquisition of HN	-	33	-	708
Brazil Segment - Effect of foreign currency translation	(713)	(412)	(1,257)	(127)
Goodwill, end of period	$3,174	$4,720	$3,174	$4,720

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9. EQUITY, SHARE-BASED COMPENSATION AND LIABILITY WARRANTS

A summary of equity activity for the nine months ended September 30, 2015, (in thousands, except share and per share data) follows.

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Deficit	Loss	Equity
Balance, December 31, 2014	9,383,571	$261,299	$(242,470)	$(3,157)	$15,672
Share-based compensation, employees and directors	139,047	627	-	-	627
Warrants, issued to subordinated debt holders	-	699	-	-	699
Other	8,188	27	-	-	27
Foreign currency translation	-	-	-	(1,831)	(1,831)
Net loss	-	-	(7,052)	-	(7,052)
Balance, September 30, 2015	9,530,806	$262,652	$(249,522)	$(4,988)	$8,142

A summary of stock option and warrant activity for the nine months ended September 30, 2015, follows.

	Options			Equity and Liability Warrants
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2014	269,642	$12.12	7.9	6,503,959	$5.77	4.3
Granted	105,993	3.33		589,669	5.25
Exercised	-	-		-	-
Forfeited, expired or cancelled	(20,950)	21.14		-	-
Outstanding, September 30, 2015	354,685	$8.96	8.0	7,093,628	$5.73	3.6
Exercisable, September 30, 2015	168,468	$14.20	6.6	7,093,628	$5.73	3.6

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

In the third quarter of 2014, we issued shares of common stock to directors and executive officers at a grant date fair value of $4.91 per share.  We issued 44,026 shares which vested in August 2014, 52,412 shares which vested in June 2015 and 185,182 shares which vest in August 2017.  In the third quarter of 2015, we recognized $0.1 million in compensation.  As of September 30, 2015, we expect to recognize the remaining $0.6 million of unrecognized compensation over a weighted average period of 1.9 years.

In addition to granting the options listed in the summary of stock option and warrant activity above, in June 2015 we issued shares of common stock to directors and executive officers at a grant date fair value of $3.38 per share.  We issued 67,003 shares which vest in equal annual installments over the next three years and 72,044 shares which vest in June 2016 (or at the next annual shareholder meeting date if earlier).  In the third quarter of 2015, we recognized $0.1 million in compensation.  As of September 30, 2015, we expect to recognize the remaining $0.4 million of unrecognized compensation over a weighted average period of 1.8 years.

On May 12, 2015, we issued warrants to purchase 300,000 shares of our stock at a strike price of $5.25, exercisable over a five year term.  The warrants were issued in conjunction with a senior secured credit facility agreement with a lender.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

On May 12, 2015 we issued warrants to purchase 289,669 shares of our stock at a strike price of $5.25, exercisable over a five year term.  The warrants were issued in conjunction with the extinguishment and reissuance of certain subordinated notes.

Warrants that Contain Antidilution Clauses

As of September 30, 2015, we have three warrant agreements outstanding (with two holders) that contain antidilution clauses.  The related warrants are classified as derivative warrant liabilities in our balance sheets.  Under the antidilution clauses contained in these warrants, in the event of equity issuances at prices below the exercise prices of these warrants, we may be required to lower the exercise price on these warrants and increase the number of shares underlying these warrants.  Equity issuances may include issuances of our common stock, certain awards of options to employees, and issuances of warrants and/or other convertible instruments.

NOTE 10. DEBT

The following table summarizes current and long-term portions of debt (in thousands).

	September 30, 2015	December 31, 2014
Corporate segment:
Subordinated notes, net	$6,505	$4,978
Senior secured term loan	1,922	-
Working capital revolver	1,593	-
Other	129	157
	10,149	5,135
Brazil segment:
Capital expansion loans	2,104	3,629
Working capital lines of credit	1,133	2,408
Advances on customer export orders	1,347	1,810
Special tax programs	2,096	3,016
Other	40	98
	6,720	10,961
Total debt	16,869	16,096
Current portion	4,912	4,808
Long-term portion	$11,957	$11,288

USA Segment

On May 12, 2015, we entered into an $8 million senior secured credit facility agreement with a lender consisting of a $3.5 million maximum working capital revolver and two term loan tranches.  The credit facility will mature on June 1, 2018, with the potential for two one-year maturity extensions.  This credit facility is subject to certain financial and non-financial covenants which include a minimum liquidity covenant that requires we maintain $2.0 million of total liquidity at all times which is defined as $1.0 million in cash on hand and $1.0 million of available borrowings.  We are currently not in compliance with the minimum liquidity covenant and on November 3, 2015 we entered into a forbearance and amendment agreement with the lender.  The agreement waives current non-compliance with covenants and amends the original secured credit facility agreement. The agreement modifies the minimum liquidity covenant through March 2016 to require that we maintain $1.5 million of total liquidity at all times which is defined as $0.5 million in cash on hand and $1.0 million of available borrowings.  The agreement also requires that upon release of the $1.9 million in an escrow account associated with the purchase of Irgovel, as further described in Note 11, we would be required to use $1.0 million of the funds to pay against the senior secured term loan.  The term loans currently bear an interest rate of 11.50% per year, payable quarterly, with principal payments commencing in October 2016.  As of September 30, 2015, a term loan in the principal amount of $2.5 million remains outstanding with an unamortized debt discount of $0.7 million.  We are accreting the note up to its face value at an average annual interest rate of 26.7%.  As of September 30, 2015, the working capital revolver has a balance of $1.6 million.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

As a result of the credit facility transaction, the notes for a majority of the subordinated note holders representing approximately 97% of the principal due were amended, resulting in a $1.9 million loss on extinguishment, which includes $0.7 million of warrants issued as discussed in Note 9. The maturity date on these notes was extended to June 1, 2018, with principal payments commencing in October 2016. The amendment also increased the interest to an annual rate of 11.75%.   The remaining subordinated notes that were not modified will continue to bear an interest rate of 5% per year and will mature in July 2016. We are accreting these notes up to their face value at an average annual interest rate of 24.5%. As of September 30, 2015, the remaining unamortized debt discount related to these notes was less than $0.1 million. All subordinated note interest is payable quarterly. As of September 30, 2015, subordinated notes in the principal amount of $6.5 million remain outstanding.

Brazil Segment

All Brazil segment debt is denominated in the Brazilian Real (R$), except advances on customer export orders which are denominated in U.S. Dollars.

Capital Expansion Loans

In December 2011, Irgovel entered into loan agreements with the Bank of Brazil.  As of September 30, 2015, the notes held a principal balance of R$7.3 million. The annual interest rate on the loans is 6.5%, payable quarterly and the loans mature December 2021.  Irgovel must make monthly principal payments under each of the loans.  Irgovel used R$1.5 million of the proceeds for working capital purposes and the remainder for the purchase of equipment and machinery.  In July 2012, Irgovel entered into an agreement with the bank under which it borrowed R$1.7 million for the purchase of certain equipment at an annual interest rate of 5.5%.  Interest is payable quarterly on the amounts outstanding and the maturity date of the loans is July 2019.  Irgovel must make monthly principal payments under the loans.  The capital expansion loans are secured by the related equipment.

Working Capital Lines of Credit

Irgovel has working capital lines of credit secured by accounts receivable.  The total amount of borrowing cannot exceed 30%-100% of the collateral, depending on the agreement.  The annual interest rates on this debt range from 8.4% to 34.8%, and average 26.0%.  Principal maturities of amounts outstanding extend through September 2019.

Advances on Customer Export Orders

Irgovel obtains advances against certain customer export orders from various banks.  The annual interest rates on these advances range from 5.0% to 10.0%, and average 9.6%.  Principal maturities of amounts outstanding extend through 2015.

Special Tax Programs

Irgovel has an unsecured note payable for Brazilian federal and social security taxes under special Brazilian government tax programs.  Principal and interest payments are due monthly through January 2029.  Interest on the notes is payable monthly at the Brazilian SELIC target rate, which was 14.3% at September 30, 2015.

Provisions and Covenants

As of September 30, 2015, we are and expect to remain, in compliance with the provisions and covenants associated with our debt agreements, unless otherwise noted above.

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Irgovel Purchase

On August 28, 2008, former Irgovel stockholder David Resyng filed an indemnification suit against Irgovel, Osmar Brito and the remaining former Irgovel stockholders (Sellers), requesting:  (i) the freezing of the escrow account maintained in connection with the transfer of Irgovel’s corporate control to us and the presentation of all documentation related to the transaction, and (ii) damages in the amount of the difference between (a) the sum received by David Resyng in connection with the judicial settlement agreement executed in the action for the partial dissolution of the limited liability company filed by David Resyng against Irgovel and the Sellers and (b) the amount received by the Sellers in connection with the sale of Irgovel’s corporate control to us, in addition to moral damages as determined in the court’s discretion.  The amount of damage claimed by Mr. Resyng is approximately $3.0 million.

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

As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  As of September 30, 2015, the balance in the escrow account was $1.9 million and is included in restricted cash in our balance sheets.  There is an escrow liability related to the lawsuit in accrued expenses on our balance sheets as of September 30, 2015, totaling $1.7 million.  When the escrow account was funded, we established an accrued liability equal to the amount of the escrow for contingencies and the net balance due to the Sellers under the terms of the Purchase Agreement.  As of September 30, 2015, $0.2 million of pre-acquisition contingencies have either been paid or specifically identified and accrued, leaving a balance of $1.7 million to settle any remaining contingencies.  We believe that there is no additional material exposure as any amounts determined to be owed as a result of the above noted litigation and contingencies will be covered by the escrow account.  If and when received, we agreed to pay to Nutra SA ninety percent of any funds received from the escrow account or treat the funds retained as a distribution from Nutra SA and reduce our ownership percentage accordingly.

Irgovel - Events of Default

As further described in Note 5, in accordance with a membership interest purchase agreement with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (Investors), Irgovel is required to meet minimum annual processing targets or to achieve EBITDA of at least $4.0 million in any year beginning in 2015. If not achieved, this would result in an event of default. It is possible that an event of default may be triggered and a waiver of non-compliance may not be obtained from the Investors.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12. SEGMENT INFORMATION

The tables below present segment information for the periods identified and provide reconciliations of segment information to total consolidated information (in thousands).

Three Months Ended September 30, 2015	Corporate	USA	Brazil	Consolidated
Revenues	$-	$5,036	$3,881	$8,917
Cost of goods sold	-	3,719	3,141	6,860
Gross profit	-	1,317	740	2,057
Depreciation and amortization (in selling, general and administrative)	(22)	(393)	(11)	(426)
Other operating expense	(1,067)	(1,141)	(769)	(2,977)
Income (loss) from operations	$(1,089)	$(217)	$(40)	$(1,346)

Net income (loss) attributable to RiceBran Technologies shareholders	$(777)	$(217)	$470	$(524)
Interest expense	348	-	413	761
Depreciation (in cost of goods sold)	-	206	220	426
Purchases of property	-	72	344	416

Nine Months Ended September 30, 2015	Corporate	USA	Brazil	Consolidated
Revenues	$-	$16,988	$12,994	$29,982
Cost of goods sold	-	11,770	12,864	24,634
Gross profit	-	5,218	130	5,348
Depreciation and amortization (in selling, general and administrative)	(56)	(1,181)	(123)	(1,360)
Other operating expense	(3,687)	(3,340)	(2,790)	(9,817)
Income (loss) from operations	$(3,743)	$697	$(2,783)	$(5,829)

Net income (loss) attributable to RiceBran Technologies shareholders	$(5,260)	$697	$(2,489)	$(7,052)
Interest expense	999	-	1,435	2,434
Depreciation (in cost of goods sold)	-	643	1,193	1,836
Purchases of property	-	423	568	991

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended September 30, 2014	Corporate	USA	Brazil	Consolidated
Revenues	$-	$5,895	$4,516	$10,411
Cost of goods sold	-	3,867	5,579	9,446
Gross profit	-	2,028	(1,063)	965
Depreciation and amortization (in selling, general and administrative)	(14)	(502)	(179)	(695)
Other operating expense	(1,624)	(1,095)	(1,295)	(4,014)
Income (loss) from operations	$(1,638)	$431	$(2,537)	$(3,744)

Net income (loss) attributable to RiceBran Technologies shareholders	$(1,723)	$431	$(2,404)	$(3,696)
Interest expense	274	-	769	1,043
Depreciation (in cost of goods sold)	-	255	842	1,097
Purchases of property	15	661	258	934

Nine Months Ended September 30, 2014	Corporate	USA	Brazil	Consolidated
Revenues	$-	$17,636	$11,802	$29,438
Cost of goods sold	-	12,360	13,503	25,863
Gross profit	-	5,276	(1,701)	3,575
Depreciation and amortization (in selling, general and administrative)	(38)	(1,699)	(535)	(2,272)
Other operating expense	(4,593)	(2,891)	(3,260)	(10,744)
Income (loss) from operations	$(4,631)	$686	$(5,496)	$(9,441)

Net income (loss) attributable to RiceBran Technologies shareholders	$(16,201)	$686	$(5,106)	$(20,621)
Interest expense	7,664	-	2,132	9,796
Depreciation (in cost of goods sold)	-	768	2,039	2,807
Purchases of property	131	1,519	2,571	4,221

The tables below present segment information for selected balance sheet accounts (in thousands).

	Corporate	USA	Brazil	Consolidated
As of September 30, 2015
Inventories	$-	$3,243	$656	$3,899
Property, net	428	8,482	9,223	18,133
Goodwill	-	790	2,384	3,174
Intangible assets, net	-	1,579	-	1,579
Total assets	4,194	15,927	15,379	35,500

As of December 31, 2014
Inventories	-	2,219	1,289	3,508
Property, net	135	9,360	15,258	24,753
Goodwill	-	790	3,641	4,431
Intangible assets, net	-	2,658	82	2,740
Total assets	4,212	17,854	24,018	46,084

Corporate segment total assets include cash, restricted cash, property and other assets.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents revenue by geographic area for the three and nine months ended September 30, 2015 and 2014 (in thousands).

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
United States	$6,267	$5,948	$18,090	$16,986
Brazil	255	4,063	6,157	11,030
Other international	2,395	400	5,735	1,422
Total revenues	$8,917	$10,411	$29,982	$29,438

NOTE 13. FAIR VALUE MEASUREMENT

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of September 30, 2015, the fair value of our USA segment debt (Level 3 measurement) is less than $0.1 million higher than the $10.1 million carrying value of that debt, based on current market rates for similar debt with similar maturities.  The fair value of our Brazil segment debt (Level 3 measurement) approximates the carrying value of that debt based on the current market rates for similar debt with similar maturities.

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

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

	Level 1	Level 2	Level 3	Total
Total liabilities at fair value, as of September 30, 2015 - derivative warrant liabilities	$-	$-	$(468)	$(468)

Total liabilities at fair value, as of December 31, 2014 - derivative warrant liabilities	$-	$-	$(955)	$(955)

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

	September 30, 2015	December 31, 2014
Risk-free interest rate	0.4% - 1.0%	0.1% - 1.0%
	(0.9% weighted average)	(0.7% weighted average)
Expected volatility	55.0% - 90.1%	95%
(83.7% weighted average)

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)
Nine Months Ended September 30, 2015
Derivative warrant liability	$(955)	$1,211	$(724)	$-	$(468)	$1,211
Derivative conversion liability	-	-	-	-	-	-
Total Level 3 fair value	$(955)	$1,211	$(724)	$-	$(468)	$1,211

Nine Months Ended September 30, 2014
Derivative warrant liability	$(1,685)	$(1,621)	$(7,021)	$8,902	$(1,425)	$76
Derivative conversion liability	-	(58)	(589)	647	-	-
Total Level 3 fair value	$(1,685)	$(1,679)	$(7,610)	$9,549	$(1,425)	$76

(1)	Included in change in fair value of derivative warrant and conversion liabilities in our consolidated statements of operations.

NOTE 14. RELATED PARTY TRANSACTIONS

Transactions with Baruch Halpern

Entities beneficially owned by Baruch Halpern, a director, invested $2.6 million in our subordinated convertible notes and related warrants in 2012.  The terms of the notes beneficially owned by Mr. Halpern were modified in the fourth quarter of 2013. These notes were extinguished and replaced with new subordinated notes in the second quarter of 2015.  The loss on extinguishment recognized in the second quarter of 2015 related to this transaction was approximately $0.8 million.  In all periods presented, we paid less than $0.2 million of interest on subordinated notes beneficially owned by Mr. Halpern.

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

NOTE 15. INCOME TAXES

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

NOTE 16. CONCENTRATION OF CREDIT RISK

One USA segment customer accounted for approximately 30% and 29% of our consolidated revenues for the nine months ended September 30, 2015 and 2014, respectively.  This customer accounted for approximately 4% and 2% of our consolidated accounts receivable balances at September 30, 2015 and 2014, respectively.

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

In 2014 and the first nine months of 2015, we continued to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern.  We believe that we will be able to obtain additional funds to operate our business, should it be necessary, however, there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In January 2014, we completed the acquisition of H&N Distribution, Inc. (HN), the operations of which are accretive to cash flows.  Our Brazilian subsidiary, Irgovel, recently completed the final stages of a major capital expansion. Throughout 2014, significant cash was used during the shutdown period and subsequent restart of the plant. Operations at Irgovel have begun to improve during the third quarter of 2015, such that Irgovel should continue to improve its gross profit margins in the latter portion of 2015 subject to raw bran availability.

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

The USA segment produces SRB inside two rice bran stabilization facilities, located within supplier rice mills in Arbuckle and West Sacramento, California, and one owned facility in Mermentau, Louisiana.  At Dillon, Montana, the USA segment produces our Stage II products including: RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of SRB; RiFiber, a fiber rich derivative of SRB, RiBalance, a complete rice bran nutritional package derived from further processing RiBalance, and ProRyza, protein-based products.  “Stage II” refers to the patented processes run at our Dillon, Montana facility and describes products produced at that facility using our patented processes.  The manufacturing facilities included in our USA segment have proprietary processing equipment and process patented technology for the stabilization and further processing of rice bran into finished products.  Beginning January 2, 2014, with the acquisition of HN, we also formulate and copack products at a leased facility in Irving, Texas.  We lease two facilities in West Sacramento, California that house offices, a laboratory, and two warehouse facilities.  We use an owned facility in Lake Charles, Louisiana, as a temporary warehouse.  In the three and nine months ended September 30, 2015, approximately 81% and 82% of USA segment revenue was from sales of human food products and the remainder was from sales of animal nutrition products.

Index
The Brazil segment consists of the consolidated operations of Nutra SA, whose only operating subsidiary is Irgovel, located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human ingredient and animal nutrition markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained, including degummed oil, lecithin, dewaxed oil, rice wax, neutralized oil and free fatty acids used in the detergent industry.  DRB is compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market, sold as a raw material for further processing into human food ingredients or sold in bulk into the animal nutrition markets in Brazil and neighboring countries.  In 2015 Irgovel made initial sales of human grade stabilized defatted rice bran to the meat industry in the North American market.  In 2014, approximately 39% of Brazil segment product revenue was from sales of RBO products and the remainder was from sales of DRB products.  In the three and nine months ended September 30, 2015, approximately 55% and 51% of Brazil segment product revenue was from sales of RBO products and the remainder was from sales of DRB products.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2015 and 2014

Consolidated net loss attributable to RiceBran Technologies shareholders for the three months ended September 30, 2015, was $0.5 million, or $0.06 per share, compared to a loss of $3.7 million, or $0.47 per share, for the three months ended September 30, 2014.

Revenue and Gross Profit

Revenues (in thousands):

	Three Months Ended September 30,
	2015	% of Total Revenues	2014	% of Total Revenues	Change	% Change
USA segment	$5,036	56.5	$5,895	56.6	$(859)	(14.6)
Brazil segment	3,881	43.5	4,516	43.4	(635)	(14.1)
Total revenues	$8,917	100.0	$10,411	100.0	$(1,494)	(14.4)

Consolidated revenues for the three months ended September 30, 2015, were $8.9 million compared to $10.4 million in the prior year period, a decrease of $1.5 million, or 14.4%.

USA segment revenues decreased $0.9 million, or 14.6% in 2015 compared to 2014.  The change was mostly attributable to decreases in human nutrition product revenues.  We believe that the lower demand was due to customer specific logistic issues associated with a redesign of packaging by the customer.  We believe the issue is temporary and anticipate that our fourth quarter financial results will return to pre-third quarter levels or better. We will continue to focus on increasing the higher margin human nutrition products in our mix of revenues.

Brazil segment revenues increased 33% on a local currency basis, but decreased $0.6 million, or 14.1% in 2015 compared to 2014 as a result of the decline in exchange rate between the Brazilian Real and the US Dollar.  Revenues from oil, oil related products and bulk DRB were up compared to prior year and were partially offset by a decline in bagged animal feed volume.  However, due to the quarter over quarter 35% decline in the Brazilian Real versus US Dollar exchange rate, the revenue gains on a local currency basis were completely negated.

Gross profit (in thousands):

	Three Months Ended September 30,
	2015	Gross Profit %	2014	Gross Profit %	Change	Change in Gross Profit %
USA segment	$1,317	26.2	$2,028	34.4	$(711)	(8.2)
Brazil segment	740	19.1	(1,063)	(23.5)	1,803	42.6
Total gross profit	$2,057	23.1	$965	9.3	$1,092	13.8

Consolidated gross profit increased $1.1 million, or 13.8 percentage points, to $2.1 million for the three months ended September 30, 2015, compared to $1.0 million in the prior year period.

The USA segment gross profit decreased $0.7 million, to $1.3 million in 2015, from $2.0 million in 2014.  The 8.2 percentage point decline in gross profit percentage was attributable to costs being allocated to lower levels of production. Change in sales mix also had an impact due to higher margin human nutrition product revenues decreasing as a percentage of total revenues to 81% for the three months ended September 30, 2015 from 83% in the prior year.  The impact of these factors were moderately mitigated by decreases in raw bran cost. The cost of raw bran declined by approximately 45% in California and 35% in Louisiana when comparing the current quarter to the prior year.

Brazil segment gross profit increased $1.8 million, or 42.6 percentage points.  The improvement is primarily due to plant efficiency related to increasing the volume of raw bran processed and improving sales mix towards higher margin oil related products as a percentage of overall revenues.  Raw bran processed in the third quarter of 2015 increased 5% over the prior year and reflects the improvements in efficiencies related to the plant operations.  Continuing improvement in gross profit is anticipated as processing volume increases, sales mix improves and certain quality issues are resolved which will result in higher selling prices.

Operating Expenses (in thousands):

	Three Months Ended September 30, 2015
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,067	$1,141	$769	$2,977
Depreciation and amortization	22	393	11	426
Total operating expenses	$1,089	$1,534	$780	$3,403

	Three Months Ended September 30, 2014
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,624	$1,095	$1,295	$4,014
Depreciation and amortization	14	502	179	695
Total operating expenses	$1,638	$1,597	$1,474	$4,709

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$557	$(46)	$526	$1,037
Depreciation and amortization	(8)	109	168	269
Total operating expenses	$549	$63	$694	$1,306

Consolidated operating expenses were $3.4 million for the third quarter of 2015, compared to $4.7 million for the third quarter of 2014, a decrease of $1.3 million.

Corporate segment selling, general and administrative expenses (SG&A) decreased $0.6 million. Stock based compensation and bonus expense decreased $0.2 million. The remaining decrease was the result of lower travel expense and professional fees.

USA segment SG&A expenses increased $0.1 million primarily due to changes in salary, wages, and benefit related expenses.  USA segment depreciation and amortization expense decreased $0.1 million due to incremental declines in amortization expense of intangible assets associated with the acquisition of HN in 2014.

Brazil segment SG&A expenses decreased $0.5 million primarily due to the decline in exchange rate between the Brazilian Real and the US Dollar.  Brazil segment depreciation and amortization expense decreased $0.2 million due to intangible assets becoming fully amortized in 2015.

Index
Other Income (Expense) (in thousands):

	Three Months Ended September 30, 2015
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$23	$23
Interest expense	(348)	-	(413)	(761)
Foreign currency exchange, net	-	-	(93)	(93)
Change in fair value of derivative warrant and conversion liabilities	654	-	-	654
Other	-	-	(53)	(53)
Other income (expense)	$306	$-	$(536)	$(230)

	Three Months Ended September 30, 2014
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$63	$63
Interest expense	(274)	-	(769)	(1,043)
Foreign currency exchange, net	-	-	(203)	(203)
Change in fair value of derivative warrant and conversion liabilities	49	-	-	49
Other	-	-	(190)	(190)
Other income (expense)	$(225)	$-	$(1,099)	$(1,324)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$(40)	$(40)
Interest expense	(74)	-	356	282
Foreign currency exchange, net	-	-	110	110
Change in fair value of derivative warrant and conversion liabilities	605	-	-	605
Other	-	-	137	137
Other income (expense)	$531	$-	$563	$1,094

Consolidated other expense was $0.2 million for the third quarter of 2015, compared to other expense of $1.3 million for the third quarter of 2014.

The Corporate segment experienced a $0.1 million increase in interest expense. The change was the result of an increase in average debt outstanding.

The Corporate segment experienced a $0.6 million favorable change in fair value of derivative warrant and conversion liabilities. Our liability warrants and conversion liabilities are valued using the lattice model each reporting period and the resulting change in fair value is recorded in the statements of operations.  The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants and make certain other assumptions.  The changes in our stock price between periods contributed to the increase in the gain.

In the Brazil segment, the $0.4 million decrease in interest expense was a result of a decrease in average debt and interest bearing payables outstanding. The $0.1 million change in foreign currency exchange gain (loss) related to the impact of exchange rate fluctuations on the Brazil segment’s US Dollar denominated debt.

NINE MONTHS ENDED SEPTEMBER 30, 2015 and 2014

Consolidated net loss attributable to RiceBran Technologies shareholders for the nine months ended September 30, 2015, was $7.1 million, or $0.77 per share, compared to a loss of $20.6 million, or $4.05 per share, for the nine months ended September 30, 2014.

Index
Revenue and Gross Profit

Revenues (in thousands):

	Nine Months Ended September 30,
	2015	% of Total Revenues	2014	% of Total Revenues	Change	% Change
USA segment	$16,988	56.7	$17,636	59.9	$(648)	(3.7)
Brazil segment	12,994	43.3	11,802	40.1	1,192	10.1
Total revenues	$29,982	100.0	$29,438	100.0	$544	1.8

Consolidated revenues for the nine months ended September 30, 2015, were $30.0 million compared to $29.4 million in the prior year period, an increase of $0.5 million, or 1.8%.

USA segment revenues decreased $0.6 million, or 3.7% in 2015 compared to 2014.  The change was mostly attributable to decreases in human nutrition product revenues experienced during the third quarter.  We believe that the drop in demand in the third quarter is temporary and anticipate that our fourth quarter financial results will return to pre-third quarter levels or better.  We will continue to focus on increasing the higher margin human nutrition products in our mix of revenues.

Brazil segment revenues increased $1.2 million, or 10.1% in 2015 compared to 2014.  Revenues for the first half of 2015 were negatively impacted by a nationwide truck drivers strike in Brazil related to disputes over diesel prices and fixed freight rates.  During the strike, Irgovel was unable to deliver or export product to customers for twelve days in February and March. However, the negative impact on operations resulting from receiving high acid bran impacted Irgovel through the end of the first quarter and into the second quarter.  Lower quality raw bran (i.e. high fatty acid levels) resulted in lower quality, and therefore lower prices for oil after extraction. However, revenues for the first nine months of 2015 on a local currency basis increased 52% in spite of issues related to availability and quality of raw bran from suppliers.  The 27% decline in the Brazilian Real versus US Dollar exchange rate for the comparable nine month period partially offset the gains for the period resulting in the overall net improvement.

Gross profit (in thousands):

	Nine Months Ended September 30,
	2015	Gross Profit %	2014	Gross Profit %	Change	Change in Gross Profit %
USA segment	$5,218	30.7	$5,276	29.9	$(58)	0.8
Brazil segment	130	1.0	(1,701)	(14.4)	1,831	15.4
Total gross profit	$5,348	17.8	$3,575	12.1	$1,773	5.7

Consolidated gross profit increased $1.8 million, or 5.7 percentage points, to $5.3 million for the nine months ended September 30, 2015, compared to $3.6 million in the prior year period.

The USA segment gross profit decreased $0.1 million, to $5.2 million in 2015, from $5.3 million in 2014. The decrease in gross profit percentage was attributable to costs being allocated to lower levels of production. The impact from lower production levels were moderately mitigated by decreases in raw bran cost. The cost of raw bran declined by approximately 25% in California and 40% in Louisiana for the first nine months of 2015 compared to the first nine months of 2014.

Brazil segment gross profit increased $1.8 million in 2015.  The improvement is primarily due to plant efficiency related to increasing the volume of raw bran processed and improving sales mix towards higher margin oil related products as a percentage of overall revenues.  Raw bran processed in the third quarter of 2015 increased 38% over the prior year and reflects the improvements in efficiencies related to the plant operations.  Continuing improvement in gross profit is anticipated as processing volume increases, sales mix improves and certain quality issues are resolved resulting in higher selling prices.

Index
Operating Expenses (in thousands):

	Nine Months Ended September 30, 2015
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$3,687	$3,340	$2,790	$9,817
Depreciation and amortization	56	1,181	123	1,360
Total operating expenses	$3,743	$4,521	$2,913	$11,177

	Nine Months Ended September 30, 2014
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$4,593	$2,891	$3,260	$10,744
Depreciation and amortization	38	1,699	535	2,272
Total operating expenses	$4,631	$4,590	$3,795	$13,016

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$906	$(449)	$470	$927
Depreciation and amortization	(18)	518	412	912
Total operating expenses	$888	$69	$882	$1,839

Consolidated operating expenses were $11.2 million for the first nine months of 2015, compared to $13.0 million for the first nine months of 2014, a decrease of $1.8 million.

Corporate segment selling, general and administrative expenses (SG&A) decreased $0.9 million.  Salary, wages, benefits, and labor related expenses decreased $0.4 million. The remaining decrease was the result of lower travel expense and professional fees.

USA segment SG&A expenses increased $0.4 million.  Salary, wages, and benefit related expenses increased $0.1 million.  Research and development expenses increased $0.2 million. The remaining change related to travel and marketing expenses.

Brazil segment SG&A expenses decreased $0.5 million in 2015. The change was the result of declines in the exchange rate between the Brazilian Real and the US Dollar. The average exchange rate decreased 27% period over period.

USA segment depreciation and amortization expense decreased $0.5 million due to incremental declines in amortization expense of intangible assets associated with the acquisition of HN in 2014.

Brazil segment depreciation and amortization expense decreased $0.4 million due to intangible assets becoming fully amortized in 2015.

Index
Other Income (Expense) (in thousands):

	Nine Months Ended September 30, 2015
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$91	$91
Interest expense	(999)	-	(1,435)	(2,434)
Foreign currency exchange, net	-	-	(281)	(281)
Loss on extinguishment	(1,904)	-	-	(1,904)
Change in fair value of derivative warrant and conversion liabilities	1,211	-	-	1,211
Financing expense	-	-	-	-
Other	155	-	(202)	(47)
Other income (expense)	$(1,537)	$-	$(1,827)	$(3,364)

	Nine Months Ended September 30, 2014
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$100	$100
Interest expense	(7,664)	-	(2,132)	(9,796)
Foreign currency exchange, net	-	-	(68)	(68)
Loss on extinguishment	(892)	-	-	(892)
Change in fair value of derivative warrant and conversion liabilities	(1,679)	-	-	(1,679)
Financing expense	(2,072)	-	-	(2,072)
Other	-	-	(308)	(308)
Other income (expense)	$(12,307)	$-	$(2,408)	$(14,715)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$(9)	$(9)
Interest expense	6,665	-	697	7,362
Foreign currency exchange, net	-	-	(213)	(213)
Loss on extinguishment	(1,012)	-	-	(1,012)
Change in fair value of derivative warrant and conversion liabilities	2,890	-	-	2,890
Financing expense	2,072	-	-	2,072
Other	155	-	106	261
Other income (expense)	$10,770	$-	$581	$11,351

Consolidated other expense was $3.4 million for the first nine months of 2015, compared to other expense of $14.7 million for the first nine months of 2014.

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

The Corporate segment also experienced a $2.9 million decrease in expense from the change in the fair value of derivative warrant and conversion liabilities.  Our liability warrants and conversion liabilities are valued using the lattice model each reporting period and the resulting change in fair value is recorded in the statements of operations.  The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants and make certain other assumptions.  The change in our stock price between periods contributed to the decrease in expense.  In addition, during 2015 we had no conversion liabilities.

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

Index
In the Brazil segment, the $0.7 million decrease in interest expense was a result of a decrease in average debt and interest bearing payables outstanding. The $0.2 million change in foreign currency exchange gain (loss) related to the impact of exchange rate fluctuations on the Brazil segment’s US Dollar denominated debt.

Liquidity and Capital Resources

With respect to liquidity and capital resources, we manage the Brazil segment, consisting currently of our plant in Brazil, separately from our U.S. based Corporate and USA segments.  Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA.  Cash used in operating activities for the nine months ended September 30, 2015 and 2014, is presented below by segment (in thousands).

	Nine Months Ended September 30, 2015
	Corporate and USA	Brazil	Consolidated
Net loss	$(4,564)	$(4,610)	$(9,174)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,880	1,316	3,196
Change in fair value of derivative warrant and conversion liabilities	(1,211)	-	(1,211)
Loss on extinguishment	1,904	-	1,904
Financing expense	-	-	-
Other adjustments, net	1,011	205	1,216
Changes in operating assets and liabilities	(1,020)	576	(444)
Net cash used in operating activities	$(2,000)	$(2,513)	$(4,513)

	Nine Months Ended September 30, 2014
	Corporate and USA	Brazil	Consolidated
Net loss	$(15,515)	$(7,904)	$(23,419)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,504	2,575	5,079
Change in fair value of derivative warrant and conversion liabilities	1,679	-	1,679
Loss on extinguishment	892	-	892
Financing expense	2,072	-	2,072
Other adjustments, net	6,738	244	6,982
Changes in operating assets and liabilities	(1,096)	(22)	(1,118)
Net cash used in operating activities	$(2,726)	$(5,107)	$(7,833)

On a combined basis, the Corporate and USA segments used $2.0 million of cash in operating activities in the first nine months of 2015, compared to using $2.7 million of operating cash in the first nine months of 2014.  We funded the use of cash with available cash on hand derived from equity financings in 2014. On May 12, 2015, we entered into an $8 million senior secured credit facility agreement consisting of a $3.5 million maximum working capital revolver and two term loan tranches.  Pursuant to this agreement, cash contributions to the Brazil segment, exclusive of any release of restricted cash, may not exceed $2.0 million.  In addition to these funds, we are seeking to confirm an arbitration award issued in Brazil which would release to us approximately $1.9 million in an escrow account associated with the purchase of Irgovel.  In October 2015, we entered into an agreement with a lender that requires us to use $1.0 million of the funds released to pay against a senior secured term loan.

The Brazil segment used $2.5 million in operating cash in the first nine months of 2015, compared to using $5.1 million of operating cash in the first nine months of 2014.  These losses were funded through additional equity contributions from the USA segment totaling $3.3 million and $7.2 million during the first nine months of 2015 and 2014, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on revenue from contracts with customers, which supersedes current revenue recognition guidance and most industry-specific guidance.  Under the new standard we will recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which we expect to be entitled in exchange for those goods or services.  Revenue from a contract that contains multiple performance obligations will be allocated to each performance obligation generally on a relative standalone selling price basis.  The guidance is effective for our annual and interim periods beginning in 2018.  Early adoption is prohibited.  We have not yet determined the impact that the new guidance will have on our results of operations and financial position and have not yet determined the method by which we will adopt the standard in 2018.

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

In July 2015, the FASB issued an update on simplifying the measurement of inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method (RIM) are not impacted by the new guidance. The guidance only addresses the measurement of the inventory if its value declines or is impaired. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). This necessitated obtaining three data points to determine market value. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies. The guidance defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective prospectively for annual periods beginning after December 15, 2016. We are currently evaluating the impact of adoption of the guidance and believe the adoption of the guidance will not have a material impact on our condensed consolidated financial statements.

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

During the quarter ended September 30, 2015, we issued the securities described below without registration under the Securities Act.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  All issuances below were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

We issued shares of common stock under agreements with vendors as summarized in the table which follows.

Date of Issuance	Shares of Common Stock	Vesting Period
September 30, 2015	4,937	Immediate

We issued options as described in the table which follows.

Date of Issuance	Recipients	Number of Underlying Shares of Common Stock	Exercise Price Per Share	Vesting Period	Expiration
August 10, 2015	Employees	30,750	$2.97	Three years, in 36 monthly instalments	August 10, 2025

Item 3.	Defaults upon Senior Securities

None

Index
Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are attached hereto and filed herewith:

Index
Exhibit Number	Description of Exhibit

10.1
Second Amendment of Investment Agreements, dated as of August 11, 2015, by and among, RiceBran Technologies, AF Bran Holdings-NL LLC and AF Bran Holdings LLC, and Nutra SA, LLC, and Industria Riograndese de Oleos Vegetais Ltda (2)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Calculation Definition Document
101.LAB (1)	XBRL Taxonomy Extension Calculation Label Document
101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Document

(1)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(2)	Incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 13, 2015

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2015

/s/ W. John Short
W. John Short
Chief Executive Officer

/s/ J. Dale Belt
Jerry Dale Belt
Chief Financial Officer