Form 10-K
period 2015-12-31
RiceBran Technologies
filed 2016-03-30
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).  YES ☐ NO ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒   No  ☐

As of June 30, 2015, the aggregate market value of our common stock held by non-affiliates was $26,780,624.

As of March 30, 2016, there were 10,487,415 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement for its annual meeting of shareholders, which Definitive Proxy Statement will be filed with the Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Unless the context requires otherwise, references to “we,” “us,” “our” and “the Company” refer to RiceBran Technologies, and its consolidated subsidiaries.

Index
PART I

ITEM 1. BUSINESS

Overview

History and Our Corporate Structure

We are a human food ingredient, functional food ingredient,  packaged functional food and animal nutrition company focused on value-added processing and marketing of healthy, natural and nutrient dense products derived from raw rice bran, an underutilized by-product of the rice milling industry.

Using our rice bran bio-refining business model, we apply our proprietary and patented technologies and intellectual properties to convert raw rice bran into numerous high value products including stabilized rice bran (SRB), rice bran oil (RBO), defatted rice bran (DRB) and derivative products including: RiBalance, a complete rice bran nutritional package derived from further processing of SRB; RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of RiBalance; RiFiber, a protein and fiber rich insoluble derivative of RiBalance; and our family of ProRyza products, which include derivatives including protein and protein/fiber blends.

In 2016, we entered into a strategic supply partnership with the Thailand-based Narula Group of companies to add organic jasmine rice bran and organic red rice bran, as well as other organic products, to our portfolio of products.

Our target markets are organic and natural food, functional food, nutria-cosmetic and animal nutrition manufacturers, wholesalers and retailers, both domestically and internationally.

We have two reportable operating segments in 2015: (i) USA segment, which manufactures and distributes SRB (for human food ingredient and animal nutrition customers) and derivative products as well as contract manufacturing of functional food products with an emphasis on utilization of our proprietary and patented functional food ingredients; and (ii) Brazil segment, which extracts crude RBO from raw rice bran and produces DRB as a co-product.  RBO is then further processed into degummed, neutralized and/or fully refined rice bran oil for sale internationally and in Brazil.  DRB is sold as feed for horses, cows, swine, sheep and poultry and a number of human food and animal nutrition products.  We incur corporate and other expenses not directly attributable to operating segments. These include costs related to our corporate staff, general and administrative expenses including public company expenses, intellectual property, professional fees, and other expenses.  No Corporate allocations, including interest, are made to the operating segments.

The combined operations of our USA and Brazil segments encompass our bio-refining approach to processing raw rice bran into various high quality, value-added constituents and finished products.  Over the past decade, we have developed and optimized our proprietary bio-refining processes to support the production of healthy, natural, hypoallergenic, gluten/soy free, and non-genetically modified ingredients for use in meats, baked goods, cereals, coatings, health foods, nutritional supplements, nutraceuticals and high-end animal nutrition and animal health products.

On January 2, 2014, we acquired H&N Distribution Inc., an Irving, Texas based company now operating as Healthy Natural, Inc. (HN) which has a formulating, blending and co-packaging facility in Irving, Texas.  At that location we manufacture blended and/or packaged functional food products for the human nutrition and functional food markets.  See Note 4 to the consolidated financial statements for further discussion of the terms of the acquisition.

In February 2008, through our Delaware subsidiary Nutra S.A. LLC (Nutra SA), we acquired 100% ownership of Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), our rice bran oil  bio-refining plant in Pelotas, Brazil.  During 2011, we sold a minority interest in Nutra SA, to AF Bran Holdings-NL LLC and AF Bran Holding LLC.

We incorporated under the laws of the State of California on March 18, 1998.  From July 2003 until October 2012, our corporate name was “NutraCea.”  At that time we changed our name to RiceBran Technologies.  Our common stock is currently trading on NASDAQ Capital Market under the symbol “RIBT.”  Certain of our warrants are currently trading on the same exchange under the symbol “RIBTW”.

Index
USA

The USA segment produces SRB inside three locations: two leased raw rice bran stabilization facilities located within supplier-owned rice mills in Arbuckle and West Sacramento, California; and one owned rice bran stabilization facility in Mermentau, Louisiana.  At Dillon, Montana, the USA segment produces our process patented Stage II products including: RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of SRB; RiFiber, a fiber rich derivative of SRB; RiBalance, a complete rice bran nutritional package derived from further processing RiBalance, and our ProRyza family of products including, protein- and protein/fiber-based products.  “Stage II” refers to the process patented processes run at our Dillon, Montana facility and describes products produced at that facility.  The manufacturing facilities included in our USA segment have proprietary processing equipment and process patented technology for the stabilization and further processing of rice bran into finished products.

With the acquisition of HN, we formulate, blend and package finished products on a business-to-business basis for our customers at a leased facility in Irving Texas.  We also lease a facility in West Sacramento, California that houses a laboratory, warehouse and facility for assembling RBT proprietary extruders for stabilizing raw rice bran.  We use an owned facility in Lake Charles, Louisiana as a temporary warehouse.  In 2015, approximately 84% of USA segment revenue is from sales of human nutrition products and the remainder was from sales of animal nutrition products.

Brazil Segment

The Brazil segment consists of the consolidated operations of Nutra SA, whose only operating subsidiary is Irgovel, located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human ingredient and animal nutrition markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  Irgovel also produces rice lecithin, which has application in human nutrition, animal nutrition and industrial applications.  DRB is sold in bulk in the Brazilian market and internationally as an animal nutrition ingredient, and is sold as a raw material for further processing into human food ingredients.  In 2015, approximately 52% of Brazil segment product revenue was from sales of RBO products and the remainder was from sales of DRB products.

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

Ownership Interest in Nutra SA

In December 2010, we entered into a membership interest purchase agreement (MIPA) with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (collectively, the Investors) and sold a minority interest in Nutra SA to the Investors in January 2011.  The Investors initially purchased a 35.6% interest in Nutra SA.  The Investors ownership percentage in Nutra SA was 32.0% at December 31, 2015 and averaged 32.9% in 2015 and 40.0% in 2014.  Under agreements with the Investors, we are restricted from competing with Nutra SA and Irgovel in Brazil as further described in the MIPA.

The Investors have drag along rights, the right to force the sale of all Nutra SA assets after January 1, 2018.  The right terminates upon the occurrence of certain events (a $50 million Nutra SA initial public offering or a change of control, as defined).  We may elect to exercise a right of first refusal to purchase the Investors’ interest instead of proceeding to a sale.

Under the Nutra SA limited liability company agreement (LLC Agreement), Nutra SA must distribute all distributable cash (as defined in the LLC Agreement) to the members on March 31 of each year as follows: (i) first, to us and the Investors in proportion to our additional capital preference percentages (with respect to us, this means total contributions we make on or after June 3, 2015 as a percentage of the total contributions we make after June 3, 2015 plus the amount contributed by the investors as of April 30, 2015; with respect to the Investors, this means the amount contributed by the investors as of April 30, 2015, as a percentage of the amount contributed by the investors as of April 30, 2015, plus total contributions we make on or after June 3, 2015), (ii) second, to the Investors in an amount equal to 2.0 times the Investors’ capital contributions, less the aggregate amount of distributions paid to the Investors, (iii) third, to us in an amount equal to twice the capital contributions made by us, less the aggregate amount of distributions paid to us; and (iv) fourth, to us and the Investors in proportion to our respective membership interests.

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

Premium natural, organic and functional ingredient manufacturers are in high demand and we are strategically positioned to take advantage of this growing and sustainable market opportunity as discussed below in “Our Growth Strategy”.

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

Human and Functional Food Ingredients

Our SRB, DRB, RBO and derivatives are nutritional, functional and beneficial food products that contain a unique combination of oil, protein, carbohydrates, vitamins, minerals, fibers, and antioxidants that enhance the nutritional value of popular consumer products.  Foods that are ideally suited for the addition of our SRB and DRB to their products include processed meats, cereals, baked goods, breading and batters.  The inclusion of DRB in breading and batters can result in a reduction in oil uptake, higher moisture retention, improved nutritional profiles, and reduced costs.

In 2008, we received USDA/FSIS approval to market rice bran as an ingredient to be used as a filler in comminuted meat products, such as meat and poultry sausages that contain binders, nugget-shaped patties, meatballs, meatloaf, and meat and poultry patties.  Our products replace functional ingredients like soy protein isolate, soy protein concentrate, modified food starch, pea protein and mustard flour at a significantly reduced cost.  With strong application benefits such as reduced cost per unit, increased product yield and reduced purge, our SRB has a significant market opportunity in the comminuted meat market both inside and outside of the U.S.

Animal Nutrition

Our SRB and DRB are marketed as feed ingredients in the U.S. and international animal nutrition markets.  We will continue to pursue high margin sales opportunities in those markets.  Our SRB and DRB are used as equine feed ingredients and have been shown to provide health benefits.  Show and performance horses represent the premium end of the equine market and are a key target for our animal nutrition products.  In our Brazil segment, we also sell DRB as an ingredient for inclusion in a variety of feed formulations targeted to animal species such as horses, beef cattle, dairy cows, pigs, sheep and poultry.

About Rice Bran

Rice is the staple food for over half of the world’s population and is the staple food source for several of the world’s most populous countries.  Asia accounts for roughly 90% of global rice production and China is the world’s number one rice producer.  Globally, Brazil and the United States rank 9th and 12th, respectively, in production of rice, with approximately 8.5 and 7.1 million metric tons, respectively, produced.

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

Index
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

Additional patented and proprietary processes involve enzyme treatment of SRB or DRB to produce fractions enriched in one or more macronutrients, including proteins, fibers, lipids and micronutrients such as vitamins, minerals and phytosterols, among others.  In these processes SRB or DRB, in an aqueous slurry, is treated with one or more enzymes, centrifugally separated and the fractions dried on drum driers or other drying systems such as spray dryers.

Our Bio-Refining Process

Rice bran is free of all major allergens and is a valuable source of protein with a balanced amino acid profile for human nutrition and is rich in healthy oil, vitamins, antioxidants, dietary fiber and other nutrients.  The approximate composition and caloric content of our SRB is as follows:

Fat (oil)	18-23%
Protein	12-16%
Total Dietary Fiber	20-30%
Moisture	4-8%
Ash	6-14%
Calories	3.2 kcal/gram

Index
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

Our Growth Strategy

With the proceeds from our recent financing transactions, we are positioned to capitalize on specific market conditions that we believe will increase market acceptance of our products and lead to increased growth and profitability.  The following market conditions and company actions represent a summary of our growth strategy:

1.	Emphasis on Natural, Organic and Functional Foods: Based on industry sources, the U.S. market for natural, organic and functional foods grew in excess of 10% and exceeded $110 billion in 2014 making that category 15% of total U.S. food sales, with natural and organic sub-sectors of that market growing 12% and 13% respectively – the fastest growing segments in the U.S. market for foods. These sales levels and growth rates are much higher than previously forecast confirming that the trend to healthy eating as part of an overall wellness regimen is not a fad. Our portfolio of functional ingredients includes rice bran extracts that demonstrate beneficial properties in areas of cardiovascular health, weight management, glucose balance, inflammatory response and gastrointestinal health. Premium ingredient manufacturers are in high demand and we are strategically positioned to take advantage of this growing and sustainable market opportunity. We will continue marketing our proprietary and patented ingredients directly to formulators and co-packers who manufacture turnkey finished products for direct to consumer marketing companies (i.e., multi-level marketing (MLM), web, radio, retail) and to active ingredient distributors to reduce new product development cycles and drive sales of our functional ingredients. We believe that focusing our marketing efforts on distributors to reduce new product development cycles and drive sales of our functional ingredients. We believe that focusing our marketing efforts on distributors, formulators and co-packaging companies will increase sales of our Stage II products in both the short- and long-term as new functional ingredients are added to our portfolio of products.

2.	Acquisition of formulating and packaging company that serves the Natural, Organic and Functional Food market: In January 2014 we acquired HN. By incorporating HN’s formulating and packaging capabilities into our business model, we expect to drive sales of our Stage II products into multiple natural, organic and functional food channels allowing us to capture not only single ingredient sales but also sales of blended finished products consisting predominantly of our ingredients blended with other products and sold as a finished product on a business to business basis. In 2014 and 2015 we used capital raised from the market to double the capacity of HN. As a part of our strategy to grow our natural organic and functional food business, we will continue to develop functional ingredients and packaged, compounded finished products from rice bran and to validate their functionality through evidence-based scientific studies and human clinical trials.

Index
3.	Increased production capacity of our Stage II products; Addition of proprietary and patent pending protein products: During 2014, we doubled our capacity to produce certain Stage II products at our Dillon, Montana facility in response to projected increased demand for natural, organic and functional food products. We completed the expansion project near the end of 2014. We co-developed proprietary and provisionally patented technologies with DSM Innovation Center, a subsidiary of Royal DSM N.V. that enables the extraction of protein from DRB and SRB. In early 2015 we launched new protein products from our U.S. operations and plan to produce protein from DRB in our Brazil segment in the future based on the technologies developed with DSM. In addition, we entered into a series of agreements with various affiliates of Wilmar International limited (collectively, Wilmar) to develop and commercialize rice bran products, including protein, for the China market.

4.	Increasing global demand for vegetable oil: Our Brazil segment currently sells all of the rice bran oil it can produce in our oil extraction and bio-refining plant in Pelotas, Brazil. Following the capital expansion project at this plant, raw rice bran processing capacity increased approximately 50% in first quarter 2015. That expansion increased raw rice bran processing capacity from 200 metric tons per day to over 300 metric tons per day.

5.	Demand for minimally processed, natural, non-genetically modified “clean” label food products: The market for natural, organic and functional foods is rapidly expanding in the U.S., Europe and other global markets with increasing demand for healthy, natural and minimally processed ingredients that are hypoallergenic, non-genetically modified and produced in a sustainable fashion. The regulatory need to add front-of-label warnings on food items is driving food companies to replace standard food ingredients like soy and wheat with “cleaner” ingredients such as rice bran which is non-allergenic, non-genetically modified, natural and minimally processed. Incorporation of our food ingredients by major global food companies continue as more food companies adopt rice bran as a standard food ingredient. This trend is not limited to human foods as we are finding a similar transition to “clean” ingredients among high-end animal nutrition companies.

6.	The value of proprietary, evidence-based functional ingredients for nutraceuticals and functional foods: With increasing medical costs associated with doctor visits and medications, consumers are becoming more proactive in adopting and maintaining healthier lifestyles through exercise, balanced nutrition and increased consumption of functional foods and nutraceuticals. Associated with this trend is higher demand by marketers of nutraceuticals and functional foods for novel functional ingredients and particularly for proprietary and patented ingredients that provide barriers to competition in the marketplace, therefore commanding higher premiums. We currently develop and commercialize proprietary rice bran ingredients and derivatives from our Stage II facility in the USA segment.

7.	Increase global distribution network: Our growth strategy includes increasing sales of our products in overseas markets. In 2015 we added distributors in Canada and Mexico and plan to strengthen our network in other global markets.

8.	Continue to generate evidence-based functionality of our proprietary ingredients:
●	A 57-subject clinical trial conducted by Advanced Medical Research (Journal of Nutritional Biochemistry, Volume 13, 2002), with our funding, suggested that consumption of our RiSolubles nutritional supplements may lower blood glucose levels of type 1 and type 2 diabetes mellitus patients and may be beneficial in reducing high blood cholesterol and high blood lipid levels. To date, we have not developed any such products nor sanctioned any subsequent trials to confirm the results from the initial trial. If warranted, we may develop products which address the use of SRB products as medical foods for, and to potentially make health benefit claims relating to, the effects of dietary rice bran on overall health and well-being and as it may relate to maintaining balanced sugar and lipid levels.
●	We have maintained relationships with several medical institutions and practicing physicians who may continue to conduct clinical trials and beta work for our products. Some of these previous clinical trials are reviewed in an article entitled “Effects of Stabilized Rice Bran, its Soluble and Fiber Fractions on Blood Glucose Levels and Serum Lipid Parameters in Humans with Diabetes Mellitus Types I and II” published in the Journal of Nutritional Biochemistry (March 2002, 175-187). The trial produced positive results by showing that the levels of blood lipids and glycosylated hemoglobin were reduced. Subsequently, three domestic and six international patents were issued to us on the strength of this clinical trial.

Index
●	In December 2007, we formed Rice Science, LLC (Rice Science), and a Delaware limited liability company, with Herbal Science Singapore Pte. Ltd. (Herbal Science) to develop nutraceutical extracts and pharmaceutical chemistries from our SRB. Herbal Science utilized sophisticated methodologies in the identification and isolation of specific biologically active compounds that have been tested for effectiveness against specific disease conditions. In March 2011, our partnership with Herbal Science ended with us acquiring the membership interest formerly owned by Herbal Science, leaving Rice Science as our wholly owned subsidiary. We are hopeful that the research performed by Herbal Science will result in biologically active SRB extracts for use in the nutraceutical and functional food industry.In 2008, Rice Science conducted research regarding the development of extracts from SRB that would be effective in addressing inflammation and pain. A number of SRB extracts have been tested with two identified as having significant in vitro activities. A blend of these two extracts was created to produce a third extract that exhibits a high level of in vitro inhibition of Cox 1, Cox 2 and Lox 5 enzymes (Journal of Medicinal Food (2009) 12, 615-623). This extract was used in a pharmacokinetic study to determine uptake kinetics of key bioactives into human serum. Results indicated that the bioactive compounds were rapidly assimilated. The next step would be to conduct a human clinical trial if funds were available. A number of active compounds were identified and modeled.
●	Late in 2007, the Cancer Biomarkers Group in the Department of Cancer Studies and Molecular Medicine, University of Leicester in Leicester, UK published a research paper evaluating the effect of our SRB in ApcMin mice (British Journal of Cancer (2007) 96, 248-254). The mice were genetically modified to serve as models for mammary, prostate and intestinal carcinogenesis. They reported that consumption of SRB (30% in the diet) reduced the numbers of intestinal adenomas in these mice by 51% compared to the same mice on a control diet.

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

Government Regulations

Our operations are subject to federal, foreign, state and local government laws and regulations, including those relating to zoning, workplace safety and accommodations for the disabled and our relationship with our employees are subject to regulations, including minimum wage requirements, anti-discrimination laws, overtime and working conditions and citizenship requirements.

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

Index
USA Segment

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by one or more federal agencies, primarily the FDA, the FTC and the USDA.  Our activities are also regulated by various governmental agencies for the states and localities in which our products are manufactured and sold, as well as by governmental agencies in certain countries outside the United States, such as Brazil (discussed below), in which our products are manufactured and sold.  Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits.  Specifically, the FDA, under the Federal Food, Drug and Cosmetic Act (FDCA), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of food and food ingredients.  The FTC regulates the advertising of these products.

Federal agencies, primarily the FDA and the FTC, have a variety of procedures and enforcement remedies available to them, including initiating investigations, issuing warning letters and cease-and-desist orders, requiring corrective labeling or advertising, requiring consumer redress such as requiring that a company offer to repurchase products previously sold, seeking injunctive relief or product seizures, imposing civil penalties or commencing criminal prosecution.  In addition, certain state agencies have similar authority.  These federal and state agencies have in the past used these remedies in regulating participants in the food and food ingredient industries, including the imposition of civil penalties.

The FDA Food Safety Modernization Act (FSMA), enacted January 4, 2011, amended the FDCA to significantly enhance FDA's authority over various aspects of food regulation.  The FSMA granted FDA mandatory recall authority when the FDA determines there is a reasonable probability that a food is adulterated or misbranded and that the use of, or exposure to, the food will cause serious adverse health consequences or death to humans or animals.  One of the FSMA's more significant changes is the requirement of hazard analysis and risk-based preventive controls (HARPC) for all food facilities required to register with the FDA.

Any substance that is intentionally added to food is a food additive and is subject to premarket review and approval by the FDA, unless the substance is generally recognized, among qualified experts, as having been adequately shown to be safe under the conditions of its intended use, or unless the use of the substance is otherwise excluded from the definition of a food additive.  When an additive is proposed for use in a meat, its safety, technical function and conditions of use must also be evaluated by the USDA.  Because the USDA retains jurisdiction over meat products and food ingredients intended for use in meats, the use of our SRB and DRB meat enhancers is regulated by this agency.  Both SRB and DRB have USDA approval for use in meat products.

Animal feed ingredients are regulated by FDA at the federal level and the American Association of Feed Control Officials (AAFCO) at the state level.  Our SRB is defined by AAFCO as heat stabilized rice bran for use as a feed ingredient.

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

Sales and Marketing

Both our USA and Brazil segments use internal sales staff, outside independent sales representatives and third party distributors to market our portfolio of products domestically and internationally.  In 2015, three customers accounted for 63% of USA segment revenues.  In our Brazil segment, three customers accounted for 40% of segment revenues.  In 2014, three customers accounted for 60% of USA segment revenues and three customers accounted for 23% of Brazil segment revenues.  We continue to focus efforts on diversification of our customer base in an attempt to mitigate the concentration of customers.  We have recently signed multi-year agreements with a supplier and strategic partner that we believe will assist us in those efforts.

Index
Our Strategic Alliances

In February 2016, we entered into an exclusive supply and cooperation agreement with a Thailand-based entity (Youji) granting us the exclusive worldwide, with certain exclusions, supply and distribution rights for their organic rice bran.  In addition, as part of the agreement we have agreed to lease two of our proprietary stabilization extruders to Youji for stabilization purposes at one of their rice mills.  As part of our overall alliance with Youji, we have formed a joint venture entity, 55% owned by us, that will serve as the business platform for selling non-rice bran related organic products in North America produced by Youji related entities.

In 2013, we entered into a series of agreements with various affiliates of Wilmar International Limited (collectively Wilmar).  In connection therewith, we sold a 50% membership interest in RBT PRO, LLC (RBT PRO) to Wilmar.  RBT PRO granted an exclusive, royalty free, perpetual sublicense of the license to use processes for deriving protein from rice bran to Wilmar for use throughout China and to us for use worldwide, excluding China.  Any royalty revenue derived from that same license would be revenue of RBT PRO.

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

Our Competition

There are a number of companies that have invested significant resources to develop stabilizing technologies for stabilizing and further processing rice bran and who market rice bran products with varying levels of stabilization into multiple markets around the world.  We believe that we have best of breed technologies for stabilizing rice bran and, as such, have developed significant brand recognition in the animal feed and human food ingredient sectors both domestically and internationally.  Together with our decades of application technology know-how and patented processing methods, we believe that we have a first-to-market advantage over the competition with respect to our SRB products

We are aware of several new producers of rice based animal nutrition and food ingredient products in the U.S., Europe and Asia.  We believe that our major nutritional supplement competitors include producers of isolated soy protein, wheat bran and oat bran, particularly in the functional food ingredients market segment.

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

Our Employees

As of December 31, 2015, the USA and Corporate segments had 72 employees located in the U.S. and the Brazil segment had 192 employees.  Our employee count may change periodically.  From year to year we experience normal variable labor fluctuation at our production facilities.  We believe relations with our employees are good.  None of our U.S. based employees are covered by collective bargaining agreements.  All of the employees at our Irgovel facility in Brazil are represented by a labor union and are covered by a collective bargaining agreement.

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

RISK FACTORS

Risks Relating to Our Business

We have not yet achieved annual positive cash flows.

Our net cash used in operating activities was $3.8 million in 2015 and $10.1 million in 2014.  We may not be able to achieve revenue growth, profitability or positive cash flow, on either a quarterly or annual basis, and that profitability, if achieved, may not be sustained.  If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives such as re-filing for bankruptcy, pursuing dissolution and liquidation, seeking to merge with another company, selling all or substantially all of our assets or raising additional capital through equity or debt financings.  Because of our recurring losses and negative cash flows from operations, the audit report of our independent registered public accountants on our consolidated financial statements contains an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We have generated significant losses since our inception in 2000, and losses in the future could cause the trading price of our stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flows.

Since we began operations in February 2000, we have incurred an accumulated deficit in excess of $250 million.  We may not be able to achieve or maintain profitable operations if achieved.  If our losses continue, our liquidity may continue to be severely impaired, our stock price may fall and our shareholders may lose all or a significant portion of their investment.  If we are not able to attain profitability in the near future our financial condition could deteriorate further which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.  Further, we may be unable to pay our debt obligations as they become due, which include obligations to secured creditors.

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

Index
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

Under the terms of our agreements with the Investors, Irgovel must meet certain minimum annual processing targets and must achieve EBITDA in the local currency of at least R$4.0 million.   At the end of 2015, Irgovel did not meet this covenant but Investors waived the requirement.  If Irgovel fails to meet these financial requirements, we could lose management control over Irgovel’s operations, and management control would transfer to the other investors in Nutra SA.  Any such change in management control would cause us to no longer consolidate Irgovel’s financial results with our financial results.  Instead, we would be required to account for Irgovel as an equity investment on our balance sheets which may negatively impact our share price.

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

In the USA segment, in 2015, three customers accounted for 63% of segment revenues and the top ten customers accounted for 78% of segment revenues.  As of December 31, 2015, the customers with the highest ten balances in the USA segment accounted for 55% of segment accounts receivable.

In the Brazil segment, in 2015, three customers accounted for 40% of segment revenues and the top ten customers accounted for 61% of segment revenues.  As of December 31, 2015, the customers with the highest ten balances accounted for 84% of Brazil segment accounts receivable.

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

The majority of the products that we have sold through December 31, 2015, have been based on SRB produced at our U.S. facilities and RBO extracted at Irgovel.  A decline in the market demand for our SRB and RBO products or the products of other companies utilizing our SRB and RBO products, would have a significant adverse impact on us.

Our ability to generate sales is dependent upon our ability to continue our ongoing marketing efforts to raise awareness of our products and benefits of rice bran products generally.

We are dependent on our ability to market products to animal food producers, food manufacturers, mass merchandisers and health food retailers, and to other companies for use in their products.  We must increase the level of awareness of functional foods in general and our products in particular.  We will be required to devote substantial management and financial resources to these marketing and advertising efforts and such efforts may not be successful.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and other regulations issued by the SEC, such as Dodd-Frank, are creating uncertainty for companies.  In order to comply with these laws, we may need to invest substantial resources to comply with evolving standards, and this investment would result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

As of March 30, 2016, we had 10,487,415 shares of common stock outstanding, 11,199,192 shares of our common stock were issuable upon exercise of our outstanding options and warrants and 2,000,000 shares of common stock were issuable upon conversion of preferred stock.  The possibility that substantial amounts of our common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.  The issuance of the additional shares upon an increase in our authorized shares of common stock would significantly increase the amount of our common stock outstanding and the amount of the equity overhang.

The impacts of anti-dilution provisions in certain warrants may dilute current shareholders.

As of March 30, 2016, we had 1,489,867 shares of common stock issuable upon exercise of two outstanding warrants that contain anti-dilution provisions, with a current exercise price of $1.50 per share.  These anti-dilution provisions cause the exercise prices and conversion prices of the warrants to decrease automatically if we issue shares of our common stock or securities convertible into shares of our common stock at prices below the exercise price of these warrants.  As of March 30, 2016, we also had 300,000 shares of common stock issuable upon exercise of an outstanding warrant that contains a most favored nations anti-dilution provision, with a current exercise price of $5.25 per share.  The most favored nations anti-dilution provision in this warrant provides that in the event of issuances of options and/or convertible instruments with anti-dilution provisions (providing for the adjustment of the exercise price, conversion price or other price or rate at which shares of common stock thereunder may be purchased, acquired or converted, and/or any upward adjustment in the number of shares of common stock issuable) we may be required to lower the exercise price on this warrant and and/or increase the number of shares underlying this warrant  Any adjustments pursuant to the anti-dilution provisions of these three warrants could materially dilute the holders of our common stock.

The authorization and issuance of preferred stock may have an adverse effect on the rights of holders of our common stock.

Our board of directors, without further action or vote by holders of our common stock, has the right to establish the terms, preference, rights and restrictions and issue shares of preferred stock.  The terms of any series of preferred stock could be issued with terms, rights, preferences and restrictions that could adversely affect the rights of holders of our common stock and thereby reduce the value of our common stock.  The designation and issuance of preferred stock favorable to current management or shareholders could make it more difficult to gain control of our board of directors or remove our current management and may be used to defeat hostile bids for control which might provide shareholders with premiums for their shares.  We have designated and issued five series of preferred stock, no shares of which remain outstanding and designated and issued a sixth series of preferred stock, Series F, in February 2016.  We may issue additional series of preferred stock in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Index
ITEM 2. PROPERTIES

We maintain various facilities that are used for manufacturing, warehousing, research and development, distribution, and administrative functions.  These facilities consist of both owned and leased properties.  The following table summarizes the properties used to conduct our operations as of March 30, 2016:

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

On October 29, 2010, we initiated an arbitration proceeding against the Sellers for breaches of the Purchase Agreement, including claims related to Seller’s handling of the Resyng claim and whether any future payments are required under the Purchase Agreement.  On February 25, 2015, the arbitration panel issued its opinion and ordered the Sellers to pay Irgovel and us R$3.6 million plus arbitration fees, legal fees and interest.  As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  As of December 31, 2015, the balance in the escrow account was $1.9 million and is included in restricted cash in our balance sheets.  On January 12, 2016, the US District Court for the District of Arizona entered a final judgment in our favor for a total of $1.9 million plus interest affirming the arbitration award issued by the arbitrators.  On March 24, 2016, the $1.9 million in the escrow account was released to us to fund the award owed to us by the Sellers.

There is an escrow liability related to the lawsuit in accrued expenses on our balance sheets as of December 31, 2015 and 2014, totaling $1.9 million.  When the escrow account was funded, we established an accrued liability equal to the amount of the escrow for contingencies and the net balance due to the Sellers under the terms of the Purchase Agreement.  As of December 31, 2015, $0.3 million of pre-acquisition contingencies have either been paid or specifically identified and accrued, leaving a balance of $1.7 million to settle any remaining contingencies.  We believe as of March 24, 2016, now that the escrow funds have been released to us, that there are no significant remaining contingencies.

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

	Low	High
2015
Fourth Quarter	$1.70	$2.40
Third Quarter	2.07	3.44
Second Quarter	3.14	4.25
First Quarter	2.50	4.67

2014
Fourth Quarter	$3.74	$5.31
Third Quarter	4.28	6.90
Second Quarter	3.56	7.45
First Quarter	4.05	6.95

Holders

As of March 30, 2016, there were approximately 280 holders of record and 9,300 beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock.  We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.  We are restricted from paying dividends or making other distributions to shareholders without the approval of our senior lender.  Cash provided by operations in our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA, LLC.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2015, we issued no securities without registration under the Securities Act.

Share Repurchases

We did not repurchase any of our common stock in 2015.

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

Basis of Presentation and Going Concern

In 2014 and 2015, we continued to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern.  We believe that we will be able to obtain additional funds to operate our business, should it be necessary, however, there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In January 2014, we completed the acquisition of HN, the operations of which are accretive to cash flows.  Irgovel, completed the final stages of a major capital expansion in the first quarter of 2015.  Throughout 2014, significant cash was used during the shutdown period during the major capital expansion and subsequent restart of the Irgovel plant in 2015.  In 2015 and 2014, we invested approximately $3.6 million and $10.3 million respectively, in Nutra SA, to fund Irgovel working capital needs.  Operations at Irgovel began to improve during the end of 2015.  Irgovel should continue to improve its operating performance in 2016 subject to raw bran availability and overall economic conditions in Brazil which are challenging.  However, there are no assurances that this will occur.

In May 2015, we entered into an $8 million senior secured credit facility agreement with a lender (the Lender) consisting of a $3.5 million revolving loan, not to exceed a borrowing base, as defined in the agreement, and an initial $2.5 million term loan, which term loan may be increased at the Lender’s discretion by up to $2.0 million within 2 years.  In February 2016, we issued and sold preferred stock and warrants that netted proceeds of $2.6 million.  Funds received under the facility with the Lender and from the February offering are being used for working capital and capital expenditure needs in both of our operating segments.  From January 1, 2016 to March 30, 2016,  we invested an additional $1.0 million in Nutra SA to fund Irgovel working capital needs.  As of March 30, 2016, we may make additional investments in Nutra SA up to $0.5 million without prior approval of the Lender.

On March 24, 2016, the restricted cash previously held in a $1.9 million escrow account associated with the purchase of Irgovel (the status of which is discussed further in Note 14 to the consolidated financial statements) was released to us pursuant to a court order and, as required under an agreement with the Lender, we repaid $1.0 million of the term note with the Lender.

Segments

We have two reportable operating segments in 2015: (i) USA segment, which manufactures and distributes SRB (for human food ingredient and animal nutrition customers) and derivative products as well as contract manufacturing of functional food products with an emphasis on utilization of our proprietary and patented functional food ingredients; and (ii) Brazil segment, which extracts crude RBO from raw rice bran and produces DRB as a co-product.  RBO is then further processed into degummed, neutralized and/or fully refined rice bran oil for sale internationally and in Brazil.  DRB is sold as feed for horses, cows, swine, sheep and poultry and a number of human food and animal nutrition products.  We incur corporate and other expenses not directly attributable to operating segments. These include costs related to our corporate staff, general and administrative expenses including public company expenses, intellectual property, professional fees and other expenses.  No Corporate allocations, including interest, are made to the operating segments.

The combined operations of our USA and Brazil segments encompass our bio-refining approach to processing raw rice bran into various high quality, value-added constituents and finished products.  Over the past decade, we have developed and optimized our proprietary bio-refining processes to support the production of healthy, natural, hypoallergenic, gluten/soy free and non-genetically modified ingredients for use in meats, baked goods, cereals, coatings, health foods, nutritional supplements, nutraceuticals and high-end animal nutrition and animal health products.

Index
The USA segment produces SRB inside three locations: two leased raw rice bran stabilization facilities located within supplier-owned rice mills in Arbuckle and West Sacramento, California; and one owned rice bran stabilization facility in Mermentau, Louisiana.  At Dillon, Montana, the USA segment produces our process patented Stage II products including: RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of SRB; RiFiber, a fiber rich derivative of SRB; RiBalance, a complete rice bran nutritional package derived from further processing RiBalance, and our ProRyza family of products including, protein- and protein/fiber-based products.  “Stage II” refers to the process patented processes run at our Dillon, Montana facility and describes products produced at that facility.  The manufacturing facilities included in our USA segment have proprietary processing equipment and process patented technology for the stabilization and further processing of rice bran into finished products.

With the acquisition of HN, we formulate, blend and package finished products on a business-to-business basis for our customers at a leased facility in Irving Texas.  We also lease a facility in West Sacramento, California that houses a laboratory, warehouse and facility for assembling RBT proprietary extruders for stabilizing raw rice bran.  We use an owned facility in Lake Charles, Louisiana as a temporary warehouse.  In 2015, approximately 84% of USA segment revenue is from sales of human nutrition products and the remainder was from sales of animal nutrition products.

The Brazil segment consists of the consolidated operations of Nutra SA, whose only operating subsidiary is Irgovel, located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human ingredient and animal nutrition markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  Irgovel also produces rice lecithin, which has application in human nutrition, animal nutrition and industrial applications.  DRB is sold in bulk in the Brazilian market and internationally as an animal nutrition ingredient, and is sold as a raw material for further processing into human food ingredients.  In 2015, approximately 52% of Brazil segment product revenue was from sales of RBO products and the remainder was from sales of DRB products.

Results of Operations

Consolidated net loss attributable to RiceBran Technologies shareholders for 2015 was $8.3 million, or $0.90 per share, compared to $23.0 million, or $3.96 per share in 2014.

Revenue and Gross Profit

Revenues (in thousands):

	2015	% of Total Revenues	2014	% of Total Revenues	Change	% Change
USA segment	$23,341	58.5	$23,096	57.6	$245	1.1
Brazil segment	16,601	41.6	17,012	42.4	(411)	(2.4)
Intersegment	(46)	(0.1)	-	-	(46)	NA
Total revenues	$39,896	100.0	$40,108	100.0	$(212)	(0.5)

Consolidated revenues for 2015 were $39.9 million compared to $40.1 million in 2014, a decrease of $0.2 million, or 0.5%.

USA segment revenues increased $0.2 million, or 1.1% in 2015 compared to 2014.  A $0.4 million increase in human nutrition product revenues was offset by a $0.2 million decrease in animal nutrition revenues. We will continue to focus on increasing the higher margin human nutrition products in our mix of revenues.

Brazil segment revenues decreased $0.4 million, or 2.4% in 2015 compared to 2014.  Revenues in 2015 on a local currency basis increased 36% in spite of issues related to availability and quality of raw bran from suppliers.  The 28% decline in the average Brazilian Real versus US Dollar exchange rate between 2015 and 2014 more than offset the gains in volume and had a $6.7 million impact on Brazil segment revenue.  Revenues for the first half of 2015 were negatively impacted by a nationwide truck drivers’ strike in Brazil related to disputes over diesel prices and fixed freight rates.  During the strike, Irgovel was unable to deliver or export product to customers for twelve days in February and March.  However, the negative impact on operations resulting from receiving high acid raw bran impacted Irgovel through the end of the first quarter and into the second quarter.  Lower quality raw bran (i.e. high fatty acid levels) resulted in lower quality, and therefore lower prices for oil after extraction.

Index
Gross profit (in thousands):

	2015	Gross Profit %	2014	Gross Profit %	Change	Change in Gross Profit %
USA segment	$7,418	31.8	$6,972	30.2	$446	1.6
Brazil segment	652	3.9	(2,503)	(14.7)	3,155	18.6
Total gross profit	$8,070	20.1	$4,469	11.1	$3,601	9.0

Consolidated gross profit increased $3.6 million, or 9.0 percentage points, to $8.1 million in 2015, compared to $4.5 million in 2014.

The USA segment gross profit increased $0.4 million, to $7.4 million in 2015, from $7.0 million in 2014.  The increase in gross profit percentage was attributable to lower raw bran costs and higher levels of production.  The average cost of raw bran declined by approximately 12% in California and 31% in Louisiana for 2015, compared to 2014.

Brazil segment gross profit increased $3.2 million in 2015.  Depreciation in cost of goods sold declined $0.3 million between years due to an extension of estimated depreciable lives, effective June 30, 2015, as a result of plant operational changes.  Additionally, plant efficiency related to increasing the volume of raw bran processed and improving sales mix towards higher margin oil related products as a percentage of overall revenues contributed to improved margins.  Raw bran processed in 2015 increased 35% over 2014.    Continuing improvement in gross profit is anticipated as processing volume increases, sales mix improves and certain quality issues are resolved resulting in higher selling prices.

Operating Expenses (in thousands):

	2015
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$4,892	$4,288	$3,387	$12,567
Depreciation and amortization	79	1,569	131	1,779
Total operating expenses	$4,971	$5,857	$3,518	$14,346

	2014
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$5,941	$4,133	$4,280	$14,354
Depreciation and amortization	52	2,137	690	2,879
Total operating expenses	$5,993	$6,270	$4,970	$17,233

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,049	$(155)	$893	$1,787
Depreciation and amortization	(27)	568	559	1,100
Total operating expenses	$1,022	$413	$1,452	$2,887

Consolidated operating expenses were $14.3 million for 2015, compared to $17.2 million for 2014, a decrease of $2.9 million.

Corporate segment selling, general and administrative expenses (SG&A) decreased $1.0 million.  Salary, wages, benefits, and labor related expenses decreased $0.4 million. The remaining $0.6 million decrease was the result of lower fees related to outside services, investor relations and bonus expenses.

USA segment SG&A expenses increased $0.2 million.  The increase was related to research and development and travel and marketing expenses.

Brazil segment SG&A expenses decreased $0.9 million in 2015.  The change was primarily the result of declines in the exchange rate between the Brazilian Real and the US Dollar. The average exchange rate decreased 28% year over year.

Index
On a consolidated basis, depreciation and amortization expense decreased $1.1 million due to the following:

●	USA segment depreciation and amortization expense decreased $0.6 million due to incremental declines in amortization expense of intangible assets associated with the acquisition of HN in 2014.
●	Brazil segment depreciation and amortization expense decreased $0.6 million due to intangible assets becoming fully amortized in 2015.

Other Income (Expense) (in thousands):

	2015
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$107	107
Interest expense	(1,404)	-	(1,697)	(3,101)
Change in fair value of derivative warrant and conversion liabilities	1,001	-	-	1,001
Financing expense	-	-	-	-
Loss on extinguishment	(1,904)	-	-	(1,904)
Foreign currency exchange, net	-	-	(370)	(370)
Other	154	-	(363)	(209)
Other income (expense)	$(2,153)	$-	$(2,323)	$(4,476)

	2014
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$115	115
Interest expense	(7,949)	-	(2,385)	(10,334)
Change in fair value of derivative warrant and conversion liabilities	(1,209)	-	-	(1,209)
Financing expense	(2,072)	-	-	(2,072)
Loss on extinguishment	(906)	-	-	(906)
Foreign currency exchange, net	-	-	(174)	(174)
Other	-	-	(587)	(587)
Other income (expense)	$(12,136)	$-	$(3,031)	$(15,167)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil		Consolidated
Interest income	$-	$-	$(8)		$(8)
Interest expense	6,545	-	688		7,233
Change in fair value of derivative warrant and conversion liabilities	2,210	-	-		2,210
Financing expense	2,072	-	-		2,072
Loss on extinguishment	(998)	-	-		(998)
Foreign currency exchange, net	-	-	(196	)-	(196)
Other	154	-	224		378
Other income (expense)	$9,983	$-	$708		$10,691

Consolidated other expense was $4.5 million in 2015, compared to $15.2 million in 2014.

The Corporate segment experienced a $6.5 million decrease in interest expense.  In May 2014, the convertible notes issued in the private placement offering in March 2014 and May 2014 were converted, and we recognized interest expense of $6.2 million, to accrete the notes to their face value in 2014.

The Corporate segment also experienced a $1.0 million increase in debt extinguishment expense. In May 2015, the majority of the outstanding subordinated notes were extinguished and replaced with new subordinated notes.  When the notes were extinguished, we recognized loss on extinguishment of debt of $1.9 million which represents recognition of the unamortized discount and the fair value of warrants issued in the transaction.

The Corporate segment also experienced a $2.2 million decrease in expense from the change in the fair value of derivative warrant and conversion liabilities.  Our liability warrants are valued using the lattice model each reporting period and the resulting change in fair value is recorded in the statements of operations.  The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants and make certain other assumptions.  The change in our stock price between periods contributed to the decrease in expense.  In addition, during 2015 we had no conversion liabilities as all convertible debt converted in 2014.

Index
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

In the Brazil segment, the $0.7 million decrease in interest expense was a result of a decrease in average debt and interest bearing payables outstanding and the 28% decline in the average exchange rate between years.  The $0.2 million change in foreign currency exchange gain (loss) related to the impact of exchange rate fluctuations on the Brazil segment’s US Dollar denominated debt.

Liquidity and Capital Resources

With respect to liquidity and capital resources, we manage the Brazil segment, consisting currently of our plant in Brazil, separately from our U.S. based Corporate and USA segments.  Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA.  Cash used in operating activities for 2015 and 2014, is presented below (in thousands).

	2015
	Corporate and USA	Brazil	Consolidated
Net loss	$(5,387)	$(5,189)	$(10,576)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,538	1,525	4,063
Change in fair value of derivative warrant and conversion liabilities	(1,001)	-	(1,001)
Loss on extinguishment	1,904	-	1,904
Interest accreted	455	-	455
Other adjustments, net	799	167	966
Changes in operating asset and liabilities:	(1,245)	1,640	395
Net cash used in operating activities	$(1,937)	$(1,857)	$(3,794)

	2014
	Corporate and USA	Brazil	Consolidated
Net loss	$(16,123)	$(10,504)	$(26,627)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	3,211	3,338	6,549
Change in fair value of derivative warrant and conversion liabilities	1,209	-	1,209
Loss on extinguishment	906	-	906
Financing expense	2,072	-	2,072
Interest accreted	7,058	-	7,058
Other adjustments, net	(441)	286	(155)
Changes in operating asset and liabilities:	(797)	(282)	(1,079)
Net cash used in operating activities	$(2,905)	$(7,162)	$(10,067)

On a combined basis, the Corporate and USA segments used $1.9 million of cash in operating activities in 2015, compared to using $2.9 million of operating cash in 2014.  We funded the use of cash in 2015 with available cash on hand derived from equity financings in 2014 and with the proceeds from the facility with the senior Lender.

The Brazil segment used $1.9 million in operating cash in 2015, compared to using $7.2 million of operating cash in 2014.  These losses were funded through additional equity contributions from the USA segment totaling $3.4 million in 2015 and $10.2 million in 2014.

In February 2016, we issued and sold preferred stock and warrants that netted proceeds of $2.6 million.  Funds received under the facility with the Lender and from the February offering are being used for working capital and capital expenditure needs in both of our operating segments.  From January 1, 2016 to March 30, 2016, we have currently invested an additional $1.0 million in Nutra SA to fund Irgovel working capital needs.  As of March 30, 2016, we may make additional investments in Nutra SA up to $0.5 million without prior approval of the Lender.  We repaid $1.0 million of the term note with the Lender on March 24, 2016, upon receipt of the funds from the escrow account.

Index
In 2014, proceeds from public and private offerings, net of cash costs, totaled $18.7 million.  During the first quarter of 2014, we paid $0.5 million to redeem stock which had been issued to a lender in payment of fees.  In the second quarter of 2014, we paid our secured debt in full.  On May 31, 2014, all of our convertible debt outstanding, with a face amount of $9.4 million, converted into shares of our common stock.  No further convertible debt has been issued since that time.

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

Inventories - Inventories are stated at the lower of cost or net realizable value, with cost determined by the first-in, first-out method.  In the USA segment, we employ a full absorption procedure using standard cost techniques.  The standards are customarily reviewed and adjusted annually so that they are materially consistent with actual purchase and production costs.  In the Brazil segment we use actual average purchase and production costs.  Provisions for potentially obsolete or slow moving inventory are made based upon our analysis of inventory levels, historical obsolescence and future sales forecasts.

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

When we perform a quantitative estimate of fair value, we use level 3 inputs as defined by the fair value hierarchy. The inputs used to calculate the fair value include a number of subjective factors, such as estimates of future cash flows, estimates of our future cost structure, discount rates for our estimated cash flows, required level of working capital, assumed terminal value, and time horizon of cash flow forecasts.  Estimating the fair value of an individual reporting unit requires us to make assumptions and estimates regarding our future plans, industry and economic conditions.

Index
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

Derivative Warrant Liabilities – We have certain warrant agreements in effect that contain anti-dilution clauses.  Under these clauses, we may be required to lower the exercise price on these warrants and issue additional warrants based on future issuances of our common stock and awards of options to employees, additional issuance of warrants and/or other convertible instruments below certain exercise prices.  We account for the warrants with these anti-dilution clauses as liability instruments.  These warrants are valued using the lattice model each reporting period and the resultant change in fair value is recorded in the statements of operations in other income (expense).

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

Index
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
Of RiceBran Technologies

We have audited the accompanying consolidated balance sheets of RiceBran Technologies (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RiceBran Technologies as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations resulting in an accumulated deficit of $251 million at December 31, 2015. This factor among other things, raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/ Marcum llp

Marcum llp
New York, NY
March 30, 2016

Index
RiceBran Technologies
Consolidated Balance Sheets
December 31, 2015 and 2014
(in thousands, except share amounts)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,070	$3,610
Restricted cash	1,921	1,920
Accounts receivable, net of allowance for doubtful accounts of $512 and $574 (variable interest entity restricted $1,003 and $1,980)	2,169	3,055
Inventories	3,857	3,508
Operating taxes recoverable	809	737
Deposits and other current assets	895	1,071
Total current assets	10,721	13,901
Property, net (variable interest entity restricted $2,102 and $3,727)	18,328	24,753
Goodwill	3,258	4,431
Intangible assets, net	1,225	2,740
Other long-term assets	103	88
Total assets	$33,635	$45,913

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Accounts payable	$2,514	$3,286
Accrued salary, wages and benefits	2,325	2,206
Accrued expenses	4,789	4,830
Current maturities of debt (variable interest entity nonrecourse $2,750 and $4,758)	5,050	4,808
Total current liabilities	14,678	15,130
Long-term debt, less current portion (variable interest entity nonrecourse $3,553 and $6,203)	10,908	11,288
Derivative warrant liabilities	678	955
Deferred tax liability	34	225
Total liabilities	26,298	27,598

Commitments and contingencies

Temporary Equity - Redeemable noncontrolling interest in Nutra SA	69	2,643

Equity:
Equity attributable to RiceBran Technologies shareholders:
Preferred stock, 20,000,000 shares authorized and none issued	-	-
Common stock, no par value, 25,000,000 shares authorized, 9,537,415 and 9,383,571 shares issued and outstanding	262,895	261,299
Accumulated deficit	(250,738)	(242,470)
Accumulated other comprehensive loss	(4,889)	(3,157)
Total equity attributable to RiceBran Technologies shareholders	7,268	15,672
Total liabilities, temporary equity and equity	$33,635	$45,913

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Operations
Years Ended December 31, 2015 and 2014
(in thousands, except share and per share amounts)

	2015	2014

Revenues	$39,896	$40,108
Cost of goods sold	31,826	35,639
Gross profit	8,070	4,469

Operating expenses:
Selling, general and administrative	12,567	14,354
Depreciation and amortization	1,779	2,879
Total operating expenses	14,346	17,233

Loss from operations	(6,276)	(12,764)

Other income (expense):
Interest income	107	115
Interest expense - accreted on debt converted to equity	-	(6,323)
Interest expense - other	(3,101)	(4,011)
Change in fair value of derivative warrant and conversion liabilities	1,001	(1,209)
Loss on extinguishment	(1,904)	(906)
Financing expense	-	(2,072)
Foreign currency exchange, net	(370)	(174)
Other income	167	12
Other expense	(376)	(599)
Total other income (expense)	(4,476)	(15,167)

Loss before income taxes	(10,752)	(27,931)
Income tax benefit	176	1,304
Net loss	(10,576)	(26,627)
Net loss attributable to noncontrolling interest in Nutra SA	2,308	3,598
Net loss attributable to RiceBran Technologies shareholders	$(8,268)	$(23,029)

Loss per share attributable to RiceBran Technologies shareholders
Basic	$(0.90)	$(3.96)
Diluted	$(0.90)	$(3.96)

Weighted average number of shares outstanding
Basic	9,187,983	5,809,364
Diluted	9,187,983	5,809,364

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Comprehensive Loss
Years ended December 31, 2015 and 2014
(in thousands)

	2015	2014

Net loss	$(10,576)	$(26,627)

Other comprehensive loss - foreign currency translation, net of tax	(2,573)	(1,404)

Comprehensive loss, net of tax	(13,149)	(28,031)

Comprehensive loss attributable to noncontrolling interest, net of tax	3,147	4,081

Total comprehensive loss attributable to RiceBran Technologies shareholders	$(10,002)	$(23,950)

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Changes in Equity
Years Ended December 31, 2015 and 2014
(in thousands, except share amounts)

	Common Stock		Accumulated	Accumulated Other Comp-	Total
	Shares	Amount	Deficit	rehensive Loss	Equity

Balance, January 1, 2014	2,832,014	$227,513	$(219,441)	$(2,236)	$5,836

Share-based compensation, employees and directors	281,620	729	-	-	729
Stock and warrant offering proceeds, net	2,786,781	13,296	-	-	13,296
Warrant issued in private placement offering	-	430	-	-	430
Issuance of shares to former warrant holders and a note holder	1,688,985	-	-	-	-
Debt conversions	1,724,461	10,109	-	-	10,109
Change in classification of warrants to equity from liability	-	8,902	-	-	8,902
Other	69,710	320	-	-	320
Foreign currency translation	-	-	-	(921)	(921)
Net loss	-	-	(23,029)	-	(23,029)
Balance, December 31, 2014	9,383,571	261,299	(242,470)	(3,157)	15,672

Share-based compensation, employees and directors	139,047	857	-	-	857
Warrant issued to subordinated debt holders	-	699	-	-	699
Other	14,797	40	-	-	40
Foreign currency translation	-	-	-	(1,732)	(1,732)
Net loss	-	-	(8,268)	-	(8,268)
Balance, December 31, 2015	9,537,415	$262,895	$(250,738)	$(4,889)	$7,268

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Cash Flows
Years Ended December 31, 2015 and 2014
(in thousands)

	2015	2014
Cash flow from operating activities:
Net loss	$(10,576)	$(26,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,548	3,956
Amortization	1,515	2,593
Provision for doubtful accounts receivable	185	251
Share-based compensation, employees and directors	898	729
Interest accreted	455	7,058
Change in fair value of derivative warrant and conversion liabilities	(1,001)	1,209
Loss on extinguishment	1,904	906
Financing expense	-	2,072
Deferred tax benefit	(192)	(1,304)
Other	75	169
Changes in operating assets and liabilities:
Accounts receivable	63	(766)
Inventories	(677)	(138)
Accounts payable and accrued expenses	1,392	(215)
Other	(383)	40
Net cash used in operating activities	(3,794)	(10,067)
Cash flows from investing activities:
Acquisition of HN, net of cash acquired	-	(725)
Purchases of property	(1,068)	(5,423)
Proceeds from sales of property	-	23
Net cash used in investing activities	(1,068)	(6,125)
Cash flows from financing activities:
Payments of debt	(23,823)	(18,971)
Proceeds from issuance of debt	25,991	15,699
Proceeds from issuance of convertible debt and related warrants, net of costs	-	5,379
Proceeds from issuance of common stock and warrants, net of costs	-	13,296
Other	-	(329)
Net cash provided by financing activities	2,168	15,074
Effect of exchange rate changes on cash and cash equivalents	154	(363)
Net change in cash and cash equivalents	(2,540)	(1,481)
Cash and cash equivalents, beginning of year	3,610	5,091
Cash and cash equivalents, end of year	$1,070	$3,610

Supplemental disclosures:
Cash paid for interest	$1,817	$2,628
Cash paid for income taxes	26	-

See Notes to Consolidated Financial Statements

Index
NOTE 1. LIQUIDITY, MANAGEMENT PLANS AND GENERAL BUSINESS

Liquidity and Management’s Plans

In 2014 and 2015, we continued to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern.  We believe that we will be able to obtain additional funds to operate our business, should it be necessary, however, there can be no assurances that our efforts will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In January 2014, we completed the acquisition of Healthy Natural, Inc. (HN), the operations of which are accretive to cash flows.  The Brazil segment consists of the consolidated operations of Nutra S.A. LLC (Nutra SA), whose only operating subsidiary is Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), located in Pelotas, Brazil.  Irgovel, completed the final stages of a major capital expansion during the first quarter of 2015.  Throughout 2014, significant cash was used during the shutdown period and subsequent restart of the plant.  In 2015 and 2014, we invested $3.6 million and $10.3 million in Nutra SA, to fund Irgovel working capital needs. Operations at Irgovel began to improve during the end of 2015, such that Irgovel should continue to improve its gross profit margins in 2016 subject to raw bran availability.  However, there are no assurances that this will occur.

In May 2015, we entered into an $8 million senior secured credit facility agreement with a lender (the Lender) consisting of a $3.5 million revolving loan, not to exceed a borrowing base, as defined in the agreement, and an initial $2.5 million term loan, which term loan may be increased at the Lender’s discretion by up to $2.0 million within 2 years.  In February 2016, we issued and sold preferred stock and warrants that netted proceeds of $2.6 million.  Funds received under the facility with the Lender and from the February offering are being used for working capital and capital expenditure needs in both of our operating segments.  From January 1, 2016 through March 30, 2016, we have invested an additional $1.0 million in Nutra SA to fund Irgovel working capital needs.   As of March 30, 2016, we may make additional investments in Nutra SA up to $0.5 million without prior approval of the Lender.

In March 2016, the restricted cash previously held in a $1.9 million escrow account associated with the purchase of Irgovel (the status of which is discussed further in Note 14 to the consolidated financial statements) was released to us pursuant to a court order.  We repaid $1.0 million of the term note with the Lender upon receipt of funds from the escrow account.

General Business

We are a human food ingredient, nutritional supplement and animal nutrition company focused on value-added processing and marketing of healthy, natural and nutrient dense products derived from raw rice bran an underutilized by-product of the rice milling industry.  Using our bio-refining business model, we apply our proprietary and patented technologies and intellectual properties to convert raw rice bran into numerous high value products including stabilized rice bran (SRB), rice bran oil (RBO), defatted rice bran (DRB), RiBalance, a complete rice bran nutritional package derived from further processing of SRB; RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of RiBalance; RiFiber, a fiber rich insoluble derivative of RiBalance, and ProRyza, rice bran protein-based products, and a variety of other valuable derivatives extracted from these core products.  Our target markets are natural food, functional food, nutraceutical supplement and animal nutrition manufacturers, wholesalers and retailers, both domestically and internationally.

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

Index
The USA segment produces SRB inside two supplier rice mills in California and our facility in Mermentau, Louisiana.  A facility located in Lake Charles, Louisiana has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces our Stage II products: RiBalance, a complete rice bran nutritional package derived from further processing of SRB; RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of RiBalance; RiFiber, a fiber rich insoluble derivative of RiBalance, and ProRyza, rice bran protein-based products, and a variety of other valuable derivatives extracted from these core products.  The manufacturing facilities included in our USA segment have proprietary processing equipment and process patented technology for the stabilization and further processing of rice bran into finished products.  In 2015, approximately 84% of USA segment revenue was from sales of human food products and the remainder was from sales of animal nutrition products.

The Brazil segment consists of the consolidated operations of Nutra SA, whose only operating subsidiary is Irgovel, located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human ingredient and animal nutrition markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  Irgovel also produces rice lecithin, which has application in human nutrition, animal nutrition and industrial applications.  DRB is compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market, sold as a raw material for further processing into human food ingredients or sold in bulk into the animal nutrition markets in Brazil and neighboring countries.  In 2015, approximately 52% of Brazil segment product revenue was from sales of RBO products and the remainder was from sales of DRB products.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis or Presentation and Principles of Consolidation – The accompanying consolidated financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the U.S. ("GAAP"). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.  Actual results may differ from those estimates.  The accompanying consolidated financial statements include the accounts of RiceBran Technologies and all subsidiaries in which we have a controlling interest.  Variable interest in subsidiaries for which we are the primary beneficiary are consolidated.  All significant inter-company accounts and transactions are eliminated in consolidation.  Noncontrolling interests in our subsidiaries are recorded net of tax as net earnings (loss) attributable to noncontrolling interests.

Foreign Currencies and Currency Translation – The consolidated financial statements are presented in our reporting currency, U.S. Dollars.  The functional currency for Irgovel is the Brazilian Real.  Assets and liabilities of Irgovel are translated into U.S. Dollars using the exchange rate in effect at the consolidated balance sheet date.  Equity accounts are translated at historical rates, except for the change in accumulated deficit during the year, which is the result of the income statement translation process.  Irgovel’s revenues and expenses are translated using the average exchange rates in effect during the period.  Translation differences are recorded in accumulated other comprehensive income (loss) as foreign currency translation.  Gains or losses on transactions denominated in a currency other than Irgovel’s functional currency which arise as a result of changes in foreign exchange rates are recorded as foreign exchange gain or loss in the statements of operations. As of March 30, 2016, the Brazilian Real has fallen against the U.S. Dollar since December 31, 2015, by approximately 16%.  The Brazilian Real exchange rate to the U.S. Dollar at December 31, 2013 was 0.4228, at December 31, 2014 it was 0.3758 and at December 31, 2015 it was 0.2523.

Cash and Cash Equivalents – We consider all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.  As of December 31, 2015, we maintained our cash, including restricted cash, and cash equivalents, with major banks.  We maintain cash in bank accounts in amounts which at times may exceed federally insured limits.  We have not experienced any losses on such accounts.

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

Inventories – Inventories are stated at the lower of cost or net realizable value, with cost determined by the first-in, first-out method.  In the USA segment, we employ a full absorption procedure using standard cost techniques.  The standards are customarily reviewed and adjusted annually so that they are materially consistent with actual purchase and production costs.  In the Brazil segment we use actual average purchase and production costs.  Provisions for potentially obsolete or slow moving inventory are made based upon our analysis of inventory levels, historical obsolescence and future sales forecasts; while inventory determined to be obsolete is written off immediately.

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

When we perform a quantitative estimate of fair value, we use level 3 inputs as defined by the fair value hierarchy. The inputs used to calculate the fair value include a number of subjective factors, such as estimates of future cash flows, estimates of our future cost structure, discount rates for our estimated cash flows, required level of working capital, assumed terminal value, and time horizon of cash flow forecasts.  Estimating the fair value of an individual reporting unit requires us to make assumptions and estimates regarding our future plans, industry and economic conditions.

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

Index
Derivative Warrant Liabilities – We have certain warrant agreements in effect that contain anti-dilution clauses.  Under these clauses, we may be required to lower the exercise price on these warrants and issue additional warrants based on future issuances of our common stock and awards of options to employees, additional issuance of warrants and/or other convertible instruments below certain exercise prices.  We account for the warrants with these anti-dilution clauses as liability instruments.  These warrants are valued using the lattice model in each reporting period and the resultant change in fair value is recorded in the consolidated statements of operations in other income (expense).

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards.  A valuation allowance is established, when necessary, to reduce that deferred tax asset if it is more likely than not that the related tax benefits will not be realized.  The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in Brazil.  Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that may be different from current estimates of the tax liabilities.  If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result.  If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when it is determined that the liabilities are no longer necessary.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on revenue from contracts with customers, to clarify the principles for recognizing revenue and develop a common revenue standard for GAAP and IFRS.  Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  The guidance is effective for our annual and interim periods beginning in 2018. Early adoption is permitted.  We continue to assess the potential impact of the guidance.

Index
In February 2015, the FASB issued guidance which makes targeted amendments to current consolidation guidance.  Among other things, the standard changes the manner in which we would assess one of the characteristics of variable interest entities (VIEs) and introduces a separate analysis specific to limited partnerships and similar entities (such as Nutra SA) for assessing if the equity holders at risk lack decision making.  Limited partnerships and similar entities will be a VIE unless the limited partners hold substantive kick-out rights or participating rights.  A right to liquidate an entity is akin to a kick-out right.  Guidance for limited partnerships under the voting model has been eliminated.  A limited partner and similar partners with a controlling financial interest obtained through substantive kick-out rights would consolidate a limited partnership or similar entity. The guidance is effective for our annual and interim periods beginning in 2016.  Early adoption is allowed.  The Company is in the process of determining the impact the new guidance will have on our results of operations and financial position and will determine if we will adopt the standard on a full or modified retrospective basis.

In April 2015, the FASB issued guidance which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  We elected to early adopt these provisions effective October 1, 2015, retrospectively for all periods presented.  As a result, $0.5 million of debt issuance costs as of December 31, 2015, are presented as a deduction of the related debt in these financial statements.  There were no debt issuance costs included in our statement of financial statements as of December 31, 2014.

In July 2015, the FASB issued an amendment which changes the measurement principle for inventory to the lower of cost and net realizable value.  Entities are no longer to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. We elected to early adopt these provisions prospectively effective October 1, 2015.  Adoption had no impact on our results of operations.

In November 2015, the FASB issued amendments which change the balance sheet classification of deferred income taxes.  Previous standards required us to separate deferred income tax liabilities and assets into current and noncurrent amounts in our statements of financial position.  The amendments require that deferred tax liabilities and assets be classified as noncurrent in our consolidated statements of financial position.  As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability.  We elected to early adopt these provisions effective October 1, 2015, retrospectively to all periods presented.  As a result, a $171 thousand deferred tax asset previously classified as current as of December 31, 2014, is classified as noncurrent, offsetting deferred tax liabilities in these consolidated financial statements.

In February 2016, the FASB issued amendments which change the accounting for leases.  As under prior GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease for us as a lessee depend primarily on its classification as a finance or operating lease.  For capital or finance leases, lessees will recognize amortization of the right-of-use asset separately from interest on the lease liability.  For operating leases, lessees will recognize a single total lease expense.  For both types of leases, lessees will recognize a right-of-use asset and a lease liability.  The guidance is effective for our annual and interim periods beginning in 2019 and must be adopted on a modified retrospective approach.  Early adoption is allowed.  We have not yet determined the impact that the new guidance will have on our results of operations and financial position and have not yet determined if we will early adopt the standard.

NOTE 3. LOSS PER SHARE (EPS)

Basic EPS is computed by dividing net income (loss) attributable to RiceBran Technologies shareholders by the weighted average number of common shares outstanding during all periods presented.  Shares underlying options and warrants and convertible instruments are excluded from the basic EPS calculation but are considered in calculating diluted EPS.  Nonvested shares that vest solely on the basis of a service condition are not included in the denominator of the computation of basic EPS.

Diluted EPS is computed by dividing the net income attributable to RiceBran Technologies shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the impact of assumed exercises and conversions is dilutive.  The dilutive effect of outstanding options and warrants is calculated using the treasury stock method.  The dilutive effect of outstanding convertible instruments is calculated using the if-converted method.  Nonvested shares that vest solely on the basis of a service condition are included in the denominator of the computation of diluted EPS during their requisite service period under the treasury stock method.

Index
Below are reconciliations of the numerators and denominators in the EPS computations.

	2015	2014
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to RiceBran Technologies shareholders	$(8,268)	$(23,029)

DENOMINATOR:
Basic EPS - weighted average number of shares outstanding	9,187,983	5,809,364
Effect of dilutive securities outstanding	-	-
Diluted EPS - weighted average number of shares outstanding	9,187,983	5,809,364

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive-Stock options (average exercise price of $10.04 and $18.56 )	305,690	201,584
Warrants (average exercise price of $5.74 and $5.92)	6,879,792	4,651,380
Nonvested shares of common stock	282,929	87,167
	7,468,411	4,940,131

The impacts of potentially dilutive securities outstanding at December 31, 2015 and 2014, were not included in the calculation of diluted EPS in 2015 and 2014 because to do so would be anti-dilutive.  Those securities listed in the table above which were anti-dilutive in 2015 and 2014, which remain outstanding, could potentially dilute EPS in the future.

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

In the first quarter of 2014, we incurred $0.3 million of acquisition-related costs which are included in selling, general and administrative expenses in the 2014 consolidated statement of operations.  The following table summarizes the aggregate purchase price allocation, the consideration transferred to acquire HN, as well as the amounts of identified assets acquired and liabilities assumed based on the estimated fair value as of the January 2, 2014, acquisition date (in thousands).

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

The fair value of trade receivables at January 2, 2014, was $0.1 million which equaled the gross amount receivable.  We assigned a $3.8 million value to a customer relationship intangible and we are amortizing that intangible over a three year period as follows: $1.7 million in 2014, $1.3 million in 2015 and $0.8 million in 2016.  In 2015, we recognized $1.3 million of amortization expense in the USA segment related to this intangible.

Index
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

	December 31,
	2015	2014
Cash and cash equivalents	$104	$269
Other current assets (restricted $1,003 and $1,980)	2,760	4,735
Property, net (restricted $2,102 and $3,727)	9,502	15,258
Goodwill and intangibles, net	2,468	3,722
Other noncurrent assets	43	34
Total assets	$14,877	$24,018

Current liabilities	$4,647	$5,346
Current portion of long-term debt (nonrecourse)	2,750	4,758
Long-term debt, less current portion (nonrecourse)	3,553	6,203
Total liabilities	$10,950	$16,307

Nutra SA’s debt is secured by its accounts receivable and property.  The non-Brazilian entities in our consolidated group do not guarantee any of Nutra SA’s debt.

In December 2010, we entered into a membership interest purchase agreement (MIPA) with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (Investors).  The Investors’ share of Nutra SA’s net income (loss) increases (decreases) redeemable noncontrolling interest.  We are restricted from competing with Nutra SA and Irgovel in Brazil as further described in the MIPA.  In 2015 and 2014, we invested $3.6 million and $10.3 million in Nutra SA.  From January 1, 2016 through March 30, 2016, we invested an additional $1.0 million in Nutra SA.  As of March 30, 2016, we may make additional investments in Nutra SA up to $0.5 million without prior approval of the Lender.

A summary of changes in redeemable noncontrolling interest and the Investor’s interest in Nutra SA follows (in thousands):

	2015	2014
Redeemable noncontrolling interest in Nutra SA, beginning of period	$2,643	$7,177
Investors' interest in net loss of Nutra SA	(2,308)	(3,598)
Investors' interest in accumulated other comprehensive loss of Nutra SA	(839)	(483)
Investors' purchase of additional units	-	120
Accumulated Yield classified as other current liability	573	(573)
Redeemable noncontrolling interest in Nutra SA, end of period	$69	$2,643

Investors' average interest in Nutra SA during the period	32.9%	40.0%
Investors' interest in Nutra SA as of period end	32.0%	34.7%

Redeemable noncontrolling interest in Nutra SA is recorded in temporary equity, above the equity section and after liabilities on our consolidated balance sheets, because the Investors have drag along rights which provide the Investors the ability to force a sale of Nutra SA assets in the future.  We have assessed the likelihood of the Investors exercising these rights as less than probable at December 31, 2015.  We will continue to evaluate the probability of the Investors exercising their drag along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors will exercise these rights.

Under the original limited liability company agreement for Nutra SA (LLC agreement), as amended, any units held by the Investors beginning January 1, 2014, accrued a yield at 4% (Yield).  The LLC agreement was further amended in August 2015 to eliminate the Yield, which resulted in the reversal of the Yield accrued since January 1, 2014, in the amount of $0.5 million.

Index
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

As of December 31, 2015, there have been no unwaived events of default.  Events of default, as defined in the MIPA and the October 2013 amendment of investment agreements, are failure of Irgovel to meet minimum annual processing targets or to achieve EBITDA on a local currency basis of at least R$4.0 million annually.

As of December 31, 2015, there have been no qualifying events.  The LLC agreement defines a qualifying event as the bankruptcy of RiceBran Technologies or Nutra SA.

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

One USA segment customer accounted for approximately 31% of our revenues in 2015, 28% of our revenues in 2014, and 3% of our accounts receivable as of both December 31, 2015 and 2014.  A second USA segment customer accounted for 2% of our sales in 2015, 1% of our sales in 2014, and 3% of our outstanding accounts receivable at both December 31, 2015 and 2014.  A third USA segment customer, accounted for 1% of our sales in 2015 and 5% of our outstanding accounts receivable at December 31, 2015, less than 1% of our sales in 2014 and less than 1% of accounts receivable as of December 31, 2014.  A fourth Brazil segment customer accounted for approximately 9% and 3% of our sales in 2015 and 2014 and approximately 17% and 22% of our accounts receivable at December 31, 2015 and 2014

As of December 31, 2015, 192 of our 264 employees were located in Brazil.  All of our employees in Brazil are represented by a labor union and are covered by a collective bargaining agreement.

At December 31, 2015, consolidated accounts receivable, net includes $1.0 million of Brazil segment accounts receivable.

Index
NOTE 7. INVENTORIES

Inventories are composed of the following (in thousands):

	As of December 31,
	2015	2014
Finished goods	$1,575	$1,103
Work in process	270	380
Raw materials	1,259	1,441
Packaging supplies	753	584
Total inventories	$3,857	$3,508

NOTE 8. PROPERTY

Property consists of the following (in thousands):

	As of December 31,
	2015	2014	Estimated Useful Lives
Land	$323	$364
Furniture and fixtures	433	539	5-10 years
Plant	13,122	15,942	25-30 years, or life of lease
Computer and software	1,594	1,701	3-5 years
Leasehold improvements	640	568	4-7 years or life of lease
Machinery and equipment	17,782	21,880	5-10 years
Subtotal	33,894	40,994
Less accumulated depreciation	15,566	16,241
Property, net	$18,328	$24,753

Effective June 30, 2015, as a result of plant operational changes, Irgovel extended the estimated useful lives on its machinery and equipment from an average of 5 years to an average of 10 years.  As a result, 2015 depreciation in cost of goods sold was approximately $0.3 million lower than it would have been prior to the change and loss per share was impacted favorably in 2015 by approximately $0.04 per share.

NOTE 9. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	USA Segment			Brazil Segment		Total
	Patents	Trademarks	Customer Lists	Trademarks	Customer Lists	Intangible Assets
December 31, 2015
Cost	$1,498	$76	$6,524	$2,607	$953	$11,658
Accumulated amortization	(1,215)	-	(5,658)	(2,607)	(953)	(10,433)
Net book value	$283	$76	$866	$-	$-	$1,225

December 31, 2014
Cost	$1,697	$76	$6,524	$2,607	$953	$11,857
Accumulated amortization	(1,296)	-	(4,343)	(2,547)	(931)	(9,117)
Net book value	$401	$76	$2,181	$60	$22	$2,740

Estimated useful lives	17 years	Indefinite	3 - 7 years	7 years	7 years

Index
Amortization expense was $1.5 million in the years ended December 31, 2015, expected to be $1.0 million in 2016, $0.1 million in 2017 and $0.1 million in 2018.  Goodwill does not amortize.  A summary of goodwill activity follows for 2015 and 2014.

	2015	2014
Goodwill, beginning of period	$4,431	$4,139
USA segment - Acquisition of HN	-	790
Brazil segment - Effect of foreign currency translation	(1,173)	(498)
Goodwill, end of period	$3,258	$4,431

We performed a quantitative analysis of our Brazil segment goodwill as of December 31, 2015.  With the assistance of a valuation specialist, we calculated the net present value of Brazil segment estimated cash flows using a risk adjusted discount rate, in order to estimate the fair value of that reporting unit from the perspective of a market participant.  We used discount rates and terminal growth rates of approximately 24% and 5%, respectively, to calculate the present value of estimated future cash flows.  While the quantitative analysis indicated no impairment of Brazil segment goodwill existed as of December 31, 2015, if the future performance of that reporting unit falls short of our expectations or if there are significant changes in risk-adjusted discount rates due to changes in market conditions, we could be required to recognize material impairment charges in future periods.

NOTE 10. DEBT

The following table summarizes current and long-term portions of debt as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Corporate segment:
Senior revolving loan	$1,617	$-
Senior term note, net	1,407	-
Subordinated notes, net, maturing in May 2018, principal $6.2 million	6,310	-
Subordinated notes, net, due in July 2016, principal $0.2 million	205	4,978
Other	116	157
	9,655	5,135
Brazil segment:
Capital expansion loans	2,067	3,629
Working capital lines of credit	828	2,408
Advances on customer export orders	1,310	1,810
Special tax programs	2,064	3,016
Other	34	98
	6,303	10,961
Total debt	15,958	16,096
Current portion	5,050	4,808
Long-term portion	$10,908	$11,288

Required future minimum payments on our debt as of December 31, 2015, follow (in thousands).

	Corporate Segment	Brazil Segment	Total
2016	$2,339	$2,751	$5,090
2017	1,821	637	2,458
2018	6,607	555	7,162
2019	-	493	493
2020	-	416	416
Thereafter	-	1,451	1,451
	10,767	6,303	17,070
Debt issuance costs	(1,112)	-	(1,112)
Total debt	$9,655	$6,303	$15,958

Index
Corporate Segment

Senior Revolving Loan and Term Note

In May 2015, we entered into an $8 million senior secured credit facility agreement with a lender (the Lender) consisting of a $3.5 million revolving loan, not to exceed a borrowing base, as defined in the agreement, and an initial $2.5 million term loan, which term loan may be increased at the Lender’s discretion by up to $2.0 million within 2 years.  The funds will be used for general corporate purposes and to provide working capital to facilitate future growth.  The facility is secured by a senior interest in substantially all of our assets, excluding half of our interest in Nutra SA and RBT PRO, LLC.  The credit facility matures on June 1, 2018, with the potential for two one-year maturity extensions.  The loan bears interest at a variable interest rate based on LIBOR, with a 0.75% floor and 1.25% cap, plus 10.75% per annum, (11.5% at December 31, 2015) and we will pay certain fees under the agreement.  Interest on the term loan is payable quarterly and principal payments of $0.1 million are payable quarterly beginning in October 2016 until the $1.4 million remainder is payable at maturity.  We issued a warrant to purchase 300,000 shares of common stock (exercise price of $5.25, May 2020 expiration) to the Lender.  As of December 31, 2015, the fair value of the warrant is $0.3 million. As of December 31, 2015, the remaining unamortized discount on the term note is $0.6 million.  As of December 31, 2015, the remaining unamortized debt issuance costs related to the term note was $0.5 million.  We accrete the term note up to its face value at an effective interest rate of 27.5% per year, 30.5% including amortization of debt issuance costs.

The May 2015 agreement with the Lender included certain financial and non-financial covenants such as a requirement that we maintain $2.0 million of total liquidity at all times which is defined as $1.0 million in cash on hand and $1.0 million of available borrowings.  In February 2016, we entered into an agreement with the Lender which modified the financial convents to require that (a) from February 1, 2016 to July 15, 2016, we maintain cash on hand, including availability under our revolving loan with the Lender, of not less than $1.5 million provided that at least $0.8 million of such amount must be in the form of cash on hand, and (b) we maintain an average monthly adjusted EBITDA, as defined by the agreement, calculated over each consecutive three-month period beginning on January 1,  February 1, March 1, April 1 and May 1, 2016, of not less than $0.1 million.  The Lender also waived, for the first two quarters of 2016, any non-compliance with the financial covenants in the May 2015 agreement.  The amendment with the Lender requires that we repay $1.0 million of the senior term note which occurred on March 24, 2016.  In consideration for the amendments, we paid and expensed $0.1 million to the Lender in 2016.

Subordinated Notes

In May 2015, the terms of subordinated notes in the principal amount of $6.3 million were amended to extend the maturity dates from July 2016 to May 2018 and change the interest rate from 5% per year to an annual interest rate of a rate determined as a function of LIBOR (as defined in the amendment) plus 11% (currently 11.75%) (the Note Amendment).  Interest is payable quarterly.  Principal is payable in seven quarterly installments of $0.3 million beginning in October 2016, with the remainder of principal due in May 2018.  The holders of these notes received warrants to acquire 289,670 shares of common stock in the aggregate (exercise price of $5.25, May 2020 expiration).  We accounted for the amendment as an extinguishment and reissuance.  We recognized a $1.9 million loss on extinguishment equal to the total of (i) the difference between the $5.1 million carrying value of the notes on the date of the transaction and the $6.3 million face value of the notes and (ii) the $0.7 million fair value of the warrants at issuance.  These notes are secured by a subordinated interest in substantially all of our assets, excluding our interest in Nutra SA and RBT PRO, LLC.

The terms of subordinate notes in the principal amount of $0.2 million were not modified in May 2015.  These notes bear an interest rate of 5% per year, payable quarterly, and mature in July 2016.  We accrete these notes up to their face value at an effective interest rate of 24.5%.  As of December 31, 2015, the remaining unamortized debt discount related to these notes was less than $0.1 million.  These notes are secured by a subordinated interest in substantially all of our assets, excluding our interest in Nutra SA and RBT PRO, LLC.

Brazil Segment

All Brazil segment debt is denominated in the Brazilian Real (R$), except advances on customer export orders which are denominated in U.S. Dollars.

Index
Capital Expansion Loans

In December 2011, Irgovel entered into loan agreements with the Bank of Brazil.  As of December 31, 2015, the remaining notes held a principal balance of R$8.2 million. The annual interest rate on the loans is 6.5%, payable quarterly and the loans mature December 2021.  Irgovel must make monthly principal payments under each of the loans.  In July 2012, Irgovel entered into an agreement with the bank under which it borrowed R$1.7 million at an annual interest rate of 5.5%.  Interest is payable quarterly on the amounts outstanding and the maturity date of the loans is July 2019.  Irgovel must make monthly principal payments under the loans.  The capital expansion loans are secured by the related equipment.

Working Capital Lines of Credit

Irgovel has working capital lines of credit secured by accounts receivable.  The total amount of borrowing cannot exceed 40%-100% of the collateral, depending on the agreement.  The annual interest rates on this debt range from 8.4% to 135.6%, and average 31.5%.  Principal maturities of amounts outstanding extend through September 2017.

Advances on Customer Export Orders

Irgovel obtains advances against certain customer export orders from various banks.  The annual interest rates on these advances range from 5.5% to 13.0%, and average 9.9%.  Principal maturities of amounts outstanding extend through June 2016.

Special Tax Programs

Irgovel has an unsecured note payable for Brazilian federal and social security taxes under special Brazilian government tax programs.  Principal and interest payments are due monthly through January 2029.  Interest on the notes is payable monthly at the Brazilian SELIC target rate, which was 14.3% at December 31, 2015.

Provisions and Covenants

As of December 31, 2015, we are in compliance with the provisions and covenants associated with our debt agreements, as modified and discussed above.

NOTE 11. EQUITY AND SHARE-BASED COMPENSATION

In February 2016, our board of directors authorized the issuance of 3,000 shares of Series F convertible preferred stock.  The preferred stock is non-voting and may be converted into a total of 2,000,000 shares of our common stock at the holder’s election at any time, subject to certain beneficial ownership limitations, at a ratio of 1 preferred share for 666.66666 shares of common stock.  The preferred stock is only entitled to receive dividends if we declare dividends, in which case the dividend will be paid (i) first an amount equal to $0.01 per share of preferred stock and (ii) then to and in the same form as dividends paid on shares of our common stock.  Otherwise, the preferred stock has no liquidation or other preferences over our common stock.

In May 2014, our shareholders approved an increase in our authorized shares of common stock from 6,000,000 shares to 25,000,000 shares.

We have never declared or paid dividends on our common stock and have no plans to pay dividends in the foreseeable future.  We are restricted from paying dividends or making other distributions to shareholders without prior approval from the Lender.  Cash provided by operations in our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA.

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

Index
We completed the first closing of a private placement offering in March 2014.  We issued convertible notes in the principal amount of $4.9 million and warrants for the purchase of up to 1,399,614 shares of common stock ($5.25 per share exercise price and March 2019 expiration).  We contributed $1.0 million of the $4.3 million proceeds, net of $0.6 million of costs, to Nutra SA, and used the remainder of the proceeds for capital projects in the United States and for general corporate purposes.  On a fully diluted basis, at issuance we had available shares of common stock for 15.8% of the shares underlying the warrants.  To the extent there were available shares, we allocated proceeds to equity for the warrants ($0.4 million).  We recorded a derivative liability for the warrants to the extent there were not available shares ($5.0 million).  We recorded $1.1 million in financing expense at closing representing the excess of the amounts recorded for the warrants over the net proceeds from the offering.  The convertible notes issued in the offering were initially recorded with a discount equal to the face amount of the notes.  As discussed below, in the Debt Conversions section, these notes converted in May 2014.

We completed the second closing of the private placement offering in May 2014.  We issued convertible notes in the principal amount of $1.2 million and warrants for the purchase of up to 357,075 shares of common stock, with an exercise price of $5.25 per share and a May 2019 expiration.  We contributed $0.5 million of the $1.1 million proceeds, net of $0.2 million of costs, to Nutra SA, and used the remainder of the proceeds for capital projects in the United States and for general corporate purposes.  On a fully diluted basis, at issuance we had no available shares of common stock for the shares underlying these warrants and, as a result, recorded a derivative liability for the fair value of these warrants at issuance ($2.0 million).  We recorded $1.0 million in financing expense at closing, representing the excess of the amounts recorded for the warrants over the net proceeds from the offering.  The convertible notes issued in the offering were initially recorded with a discount equal to the face amount of the notes.  As discussed below, in the Debt Conversions section, these notes converted in May 2014.

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

In February 2016, we issued and sold 3,000 shares of preferred stock for $1,000 per share, and sold warrants to purchase 2,660,000 shares of common stock (exercise price of $2.00 per share, exercisable beginning August 2016, April 2021 expiration).  The underwriters of the offering also received a cash fee of $0.2 million.  The net proceeds from the offering was $2.6 million, after deducting underwriting discounts and commissions and other estimated cash offering expenses of $0.4 million.  As a result of this offering, we were required under our warrants that contain full ratchet anti-dilution provisions to reduce the exercise price on certain warrants from $5.24 per share to $1.50 per share and to increase the number of shares of common stock underlying these warrants from 426,489 shares to 1,489,868 shares.

Debt Conversions

In connection with the January 2014 acquisition of HN, we issued convertible promissory notes in the face amount of $3.3 million.  The notes were due in equal quarterly payments commencing on March 31, 2015, and ending on December 31, 2018 and bore interest at 1% per year until January 2015, 5% per year from February 2015 until January 2016 and 10% per year after January 2016.  We recorded the notes at their $2.2 million fair value and the conversion features at their $0.6 million fair value on the date of issuance.  We accreted the notes at an effective interest rate of 18.9%, until the notes, and accumulated interest thereon, converted into 543,894 shares of common stock upon our issuance of shares to certain former warrant holders.  The notes converted in May 2014.  Upon conversion, we recognized a $0.9 million loss on extinguishment for the difference between the fair value of the shares issued ($3.9 million) and the carrying amount of the notes ($2.4 million) and related conversion feature ($0.6 million).

Index
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

Other Stock Issuances

In February 2016, we issued 950,000 shares of common stock to a supplier.  The shares are being held in escrow until earned (as defined in our agreement) by the supplier at a fixed price of $2.80 per share.  While in escrow, the shares are subject to a voting agreement, pursuant to which the escrowed shares will be voted, or not voted, to match the vote of our other outstanding common stock on a pro rata percentage basis, in order to ensure no shareholder votes are impacted.

In a 2013 transaction, we agreed to issue former warrant holders and a note holder 1,688,985 shares of our common stock.  The shares were not required to be issued until after our shareholders approved an increase in our authorized shares of common stock, which occurred on May 30, 2014.

Equity Incentive Plans, Options and Warrants

A summary of stock option and warrant activity for 2015 and 2014 follows.

	Options			Equity and Liability Warrants
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, January 1, 2014	179,437	$24.28	6.2	2,406,282	$6.33	4.5
Granted or issued	141,134	4.77		4,262,436	5.44
Exercised	-	NA		-	NA
Forfeited, expired or cancelled	(50,929)	34.61		(164,759)	5.24
Outstanding, December 31, 2014	269,642	12.12	7.9	6,503,959	5.77	4.3
Granted or issued	110,993	3.26		589,669	5.25
Exercised	-	NA		-	NA
Forfeited, expired or cancelled	(22,838)	20.21		-	NA
Outstanding, December 31, 2015	357,797	$8.86	7.8	7,093,628	$5.73	3.4
Exercisable, December 31, 2015	188,301	$13.14	6.6	7,093,628	$5.73	3.4

Our board of directors adopted our 2014 Equity Incentive Plan in August 2014 (2014 Plan), after the plan was approved by shareholders.  A total of 1,600,000 shares of common stock were initially reserved for issuance under the plan.  Under the terms of the plan, we may grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services on such terms as are determined by the board of directors.  Our board of directors administers the plan, determines vesting schedules on plan awards and may accelerate the vesting schedules for award recipients.  The options granted under the plan have terms of up to 10 years.  As of December 31, 2015, options to purchase 241,239 shares have been issued and remain outstanding, 420,667 common shares have been issued and remain outstanding and 938,094 shares are reserved for future grants under the 2014 Plan.

Index
Our board of directors adopted our 2010 Equity Incentive Plan (2010 Plan) in February 2010.  A total of 125,000 shares of common stock were initially reserved for issuance under the plan.  The amount reserved increased annually each January 1st by 5% of the outstanding shares as of the prior December 31st.  Additionally, in 2011 the board approved a 40,000 increase in the number of shares of common stock reserved under the plan.  Under the terms of the 2010 Plan, we could grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services on such terms as are determined by the board of directors.  Our board of directors administered the 2010 Plan, determined vesting schedules on plan awards and could accelerate the vesting schedules for award recipients.  The options granted under the 2010 Plan have terms of up to 10 years.  In 2013, the board of directors froze the 2010 Plan and there are no longer any shares reserved for future grants.

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

Share-based compensation expenses related to option and stock grants issued to employees and directors are included in selling, general and administrative expenses in the statements of operations, and consisted of the following (in thousands):

	2015	2014
Stock Options:
Employees	$128	$132
Executive officers	117	136
Consultants	1	4
Directors	-	11
Stock:
Directors	269	332
Executive officers	342	114
Total share-based compensation expense	$857	$729

In June 2015, we issued shares of common stock to directors and executive officers at a grant date fair value of $3.38 per share.  We issued 67,003 shares which vest in equal annual installments over the next three years and 72,044 shares which vest in June 2016 (or at the next annual shareholder meeting date if earlier).  In August 2014, we issued shares of common stock to directors and executive officers at a grant date fair value of $4.91 per share.  We issued 44,026 shares which vested in August 2014, 52,412 shares which vested in June 2015 and 185,182 shares which vest in August 2017.  In 2015, we recognized $0.6 million in compensation related to these issuances.  As of December 31, 2015, we expect to recognize the remaining $0.8 million of unrecognized compensation for the nonvested shares over a weighted average period of 1.7 years.

As of December 31, 2015, our outstanding options have no intrinsic value.  The average fair value of options granted was $2.68 per share in 2015 and $4.29 per share in 2014.  The following are the assumptions used in valuing stock options:

	2015	2014
Assumed volatility	90.7% - 112.5%	119.9%
	(112.0% weighted average)
Assumed risk free interest rate	0.9% - 1.6%	1.7%
	(1.6% weighted average)
Average expected life of options (in years)	6.2	6.2
Expected dividends	-	-
Forfeiture rate	5%	5%

Index
The following table summarizes information related to outstanding and exercisable options:

	As of December 31, 2015
	Outstanding			Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$1.98 to $2.97	34,862	$2.83	9.7	3,849	2.85	9.7
$2.98 to $3.47	75,243	3.47	9.5	12,540	3.47	9.5
$3.48 to $4.77	131,134	4.77	8.6	58,236	4.77	8.6
$4.78 to $16.00	109,267	15.77	5.3	105,449	15.84	5.2
$28.00	1,457	28.00	7.2	1,457	28.00	7.2
$40.00	2,834	40.00	5.8	2,834	40.00	5.8
$74.00	2,500	74.00	5.2	2,436	74.00	5.2
$242.00	500	242.00	0.0	500	242.00	0.0
$4.77 to $242.00	357,797	$8.86	7.8	187,301	$13.14	6.6

The following table summarizes equity and liability warrant activity during 2015 and 2014:

	Equity Warrants			Liability Warrants
	Shares Underlying	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Underlying	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance, January 1, 2014	1,815,034	$6.69	5.0	591,248	$5.24	2.9
Granted	4,262,436	5.44		-	NA
Exercised	-	NA		-	NA
Forfeited, expired or cancelled	-	NA		(164,759)	5.24
Outstanding, December 31, 2014	6,077,470	5.81	4.4	426,489	5.24	2.9
Granted	289,669	5.25		300,000	5.25
Exercised	-	NA		-	NA
Forfeited, expired or cancelled	-	NA		-	NA
Outstanding, December 31, 2015	6,367,139	$5.73	3.4	726,489	$5.24	2.9
Exercisable, December 31, 2015	6,367,139	$5.73	3.4	726,489	$5.24	2.9

In addition to the warrants issued in connection with the offerings previously described in the Stock, Convertible Note and Warrant Offerings section, we issued the following:
•	In June 2014, we issued warrants to purchase 265,000 shares of common stock (exercise price of $5.25 per share and June 2019 expiration).
•	In May 2015, we issued a warrant to purchase 300,000 shares of common stock (exercise price of $5.25, May 2020 expiration) to our senior lender.
•	In May 2015, we issued warrants to purchase 289,669 shares of common stock (exercise price of $5.25, May 2020 expiration) in conjunction with the extinguishment and reissuance of certain subordinated notes.

Index
The following table summarizes information related to outstanding and exercisable warrants:

		Outstanding			Exercisable
Range of Exercise Prices	Type of Warrant	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$5.24	Liability (1)	426,489	$5.24	1.9	426,489	$5.24	1.9
$5.25	Liability (2)	300,000	5.25	4.4	300,000	5.25	4.4
$5.25 to $5.87	Equity	4,296,339	5.36	3.7	4,296,339	5.36	3.7
$6.55 to $6.63	Equity	2,055,767	6.55	3.0	2,055,767	6.55	3.0
$16.00 to $16.80	Equity	12,004	16.40	2.5	12,004	16.40	2.5
$46.80	Equity	3,029	46.80	1.0	3,029	46.80	1.0
		7,093,628	$5.73	3.4	7,093,628	$5.73	3.4

(1)	The warrants contain full ratchet anti-dilution provisions and are classified as derivative warrant liabilities in our balance sheets. Under the anti-dilution clauses contained in these warrants, in the event of equity issuances at prices below the exercise prices of these warrants, we may be required to lower the exercise price on these warrants and increase the number of shares underlying these warrants. Equity issuances may include issuances of our common stock, certain awards of options to employees, and issuances of warrants and/or other convertible instruments. As a result of February 2016 equity issuances, in February 2016, we were required to lower the exercise price on these warrants to $1.50 per share and increase the number of shares of common stock underlying these warrants to 1,489,867 shares.

(2)	The warrant, issued in May 2015 to the Lender, contains a most favored nations anti-dilution provisions Under that provision, in the event of issuances of options and/or convertible instruments with anti-dilution provision (providing for the adjustment of the exercise price, conversion price or other price or rate at which shares of common stock thereunder may be purchased, acquired or converted, and/or any upward adjustment in the number of shares of common stock issuable) we may be required to lower the exercise price on this warrant and and/or increase the number of shares underlying this warrant. The warrant is classified as derivative warrant liabilities in our balance sheets.

NOTE 12. EQUITY METHOD INVESTMENT

In 2013, we entered into a series of agreements with various affiliates of Wilmar International Limited (collectively Wilmar).  In connection therewith, we sold a 50% membership interest in RBT PRO, LLC (RBT PRO) to Wilmar.  RBT PRO granted a royalty free, perpetual sublicense of its license to use processes related to deriving protein from bran to Wilmar for exclusive use throughout China.  We account for our investment in RBT PRO under the equity method.  Any royalty revenue derived from that same license would be revenue of RBT PRO.  Our investment in RBT PRO was zero as of December 31, 2015 and 2014, and RBT PRO has had no net income or loss since inception.

We also entered into a cross license agreement with Wilmar, and under the agreements, we obtained rights to purchase a percentage of the capital stock of any entity Wilmar establishes to develop new products relating to rice bran or its derivative, as defined in the agreement, using the intellectual property licensed to Wilmar.

Index
NOTE 13. INCOME TAXES

Deferred tax assets (liabilities) are comprised of the following (in thousands):

	As of December 31,
	2015	2014
United States
Net operating loss carryforwards	$4,007	$2,503
Gain on sale of membership interests in Nutra SA	366	369
Stock options and warrants	719	625
Property	(174)	(80)
Intangible assets	(274)	(797)
Capitalized expenses	462	525
Debt and deferred financing	329	(116)
Other	345	642
Net deferred tax assets	5,780	3,671
Less: Valuation allowance	(5,814)	(3,896)
Deferred tax asset (liability)	(34)	(225)
Brazil
Property	(731)	(1,141)
Intangible assets	-	(28)
Net operating loss carryforwards	4,320	4,666
Other	360	370
Net deferred tax assets	3,949	3,867
Less: Valuation allowance	(3,949)	(3,867)
Deferred tax asset (liability)	$-	$-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes.  We have determined it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly we have provided a valuation allowance for deferred tax assets.  Our valuation allowance is on U.S. and Brazil deferred tax assets.  The change in valuation allowance of $2.0 million in 2015 was due to (i) $2.3 million in net operating loss and (ii) $0.1 million for the change in the valuation allowance against Brazil deferred tax assets, net of $1.6 million impact from foreign currency translation, offset by (i) the $0.1 million impact of net operating losses expiring and those being limited due to ownership changes (ii) $0.3 million of adjustments to stock compensation deferreds and other items.  The change in valuation allowance of $47.1 million in 2014 was due to (i) $2.5 million in net operating loss and (ii) $3.0 million for the change in the valuation allowance against Brazil deferred tax assets, net of $0.6 million impact from foreign currency translation, offset by (i) the $41.8 million impact of net operating losses expiring and those being limited due to ownership changes (ii) $0.9 million from the impact of state rate changes (iii) $1.3 million from the establishment of deferred tax liabilities in the acquisition of HN (iv) $1.1 million of adjustments to intangibles and stock compensation deferreds, and (v) $7.5 million of adjustment to fixed asset deferred balance as a result of an accounting method change.

As of December 31, 2015, net operating loss carryforwards for U.S. federal tax purposes totaled $10.0 million and expire at various dates from 2018 through 2035.  Net operating loss carryforwards for state tax purposes totaled $13.6 million as of December 31, 2015, and expire at various dates from 2016 through 2035.  As of December 31, 2015, net operating loss carryforwards for Brazil tax purposes totaled $12.7 million and do not expire but may be subject to substantial annual limitations (generally 30% of taxable income in any year).

Due to offerings and conversions occurring between December 2013 and May 2014, we believe our ability to utilize previously accumulated net operating loss carryforwards are subject to substantial annual limitations due to “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations.  Therefore in 2014, we recorded the impact of the expiration of substantial net operating loss carryforwards prior to utilization.  We have not yet completed a formal analysis to determine the exact amount of such limitation, therefore, our estimate of the annual limitation is subject to change.

We are subject to taxation in the U.S. and various states.  We record liabilities for income tax contingencies based on our best estimate of the underlying exposures.  We are open for audit by the IRS for years after 2012 and, generally, by U.S. state tax jurisdictions after 2011.  We are open for audit by the Brazilian tax authorities for years after 2011.

Index
Loss before income taxes is comprised of the following (in thousands):

	2015	2014
Foreign	$(5,136)	$(10,504)
Domestic	(5,616)	(17,427)
Loss before income taxes	$(10,752)	$(27,931)

Foreign earnings are assumed to be permanently reinvested.  U.S. federal income taxes have not been provided on undistributed earnings of our foreign subsidiary.

The income tax benefit of $0.2 million in 2015 and $1.3 million in 2014 is all related to U.S. federal and state deferred tax benefit.

Reconciliations between the amount computed by applying the U.S. federal statutory tax rate (34%) to loss before income taxes, and income tax benefit follows (in thousands):

	2015	2014
Income tax benefit at federal statutory rate	$(3,656)	$(9,496)
Increase (decrease) resulting from:
State tax benefit, net of federal tax effect	(176)	(206)
Change in valuation allowance	3,601	(46,511)
Expiration of U.S. net operating losses	101	41,756
Adjustment to fixed asset deferred balance	-	7,450
Adjustment to intangible deferred balances	-	484
Reduction in deferred balances for forfeited, expired or cancelled options	75	597
Nontaxable fair value adjustment	(340)	411
Nondeductible debt issuance expenses	19	3,179
Impact of state rate changes	16	917
Nondeductible expenses	91	37
Adjustments to Brazil deferred balances	-	15
Adjustments to U.S. deferred balances	93	63
Income tax benefit	$(176)	$(1,304)

We recognize interest and penalties related to uncertain tax positions in selling, general and administrative expenses.  We have not identified any uncertain tax positions requiring a reserve as of December 31, 2015 or 2014.  We may be subject to potential examination by various taxing authorities in the US and Brazil.  These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.  We do not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Leases

We lease certain properties under various operating lease arrangements that expire over the next twenty one years.  These leases generally provide us with the option to renew the lease at the end of the lease term.  Future minimum payments under these commitments as of December 31, 2015, are as follows: $0.7 million for 2016; $0.4 million in 2017; $0.3 million in 2018; $0.2 million in 2019; $0.1 million in 2020 and $0.8 million thereafter.  We incurred rent expense of $0.7 million in 2015 and $0.8 million in 2014.

Index
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

As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  As of December 31, 2015, the balance in the escrow account was $1.9 million and is included in restricted cash in our balance sheets.  On January 12, 2016, the US District Court for the District of Arizona entered a final judgment in our favor for a total of $1.9 million plus interest.  On March 24, 2016, the $1.9 million in the escrow account was released to us to fund the award owed to us by the Sellers and, as required under an agreement with the Lender, we repaid $1.0 million of the term note with the Lender.  We agreed to treat 90% of the funds retained from the escrow release as a distribution from Nutra SA and reduce our ownership percentage accordingly.  As a result, our ownership percentage in Nutra SA reducecd .85%. in March 2016 when we received the escrow funds

There is an escrow liability related to the lawsuit in accrued expenses on our balance sheets as of December 31, 2015 and 2014, totaling $1.9 million.  When the escrow account was funded, we established an accrued liability equal to the amount of the escrow for contingencies and the net balance due to the Sellers under the terms of the Purchase Agreement.  As of December 31, 2015, $0.3 million of pre-acquisition contingencies had either been paid or specifically identified and accrued, leaving a balance of $1.7 million to settle any remaining contingencies.  We believe as of March 24, 2016, now that the escrow funds have been released to us, that there are no significant remaining contingencies.

Irgovel - Events of Default

As further described in Note 5, Irgovel is required to meet minimum annual processing targets or to achieve EBITDA on a local currency base of at least R$4.0 million annually. If not achieved, this would result in an event of default.  It is possible that an event of default may be triggered and a waiver of non-compliance may not be obtained from the Investors. At December 31, 2015, Irgovel did not meet this covenant but Investors waived the requirement.

NOTE 15. RELATED PARTY TRANSACTIONS

Transactions with Baruch Halpern

Entities beneficially owned by Baruch Halpern, a director, invested $2.6 million in our subordinated convertible notes and related warrants prior to 2014.  In connection with the Note Amendment, in 2015, the notes, as previously modified, were amended to extend the maturity dates from July 2016 to May 2018 and change the interest rate from 5% per year to an annual interest rate of a rate determined as a function of LIBOR, consistent with other participating note holders.  Entities beneficially owned by Mr. Halpern were also issued warrants to acquire 119,366 shares of common stock in the aggregate (exercise price of $5.25, May 2020 expiration).  We recognized a loss on extinguishment in 2015 related to the amendment of notes beneficially owned by Mr. Halpern.  We recognized a loss on extinguishment in 2015 related to this transaction of $0.7 million.  We paid and expensed interest on subordinated notes beneficially owned by Mr. Halpern totaling $0.2 million in 2015 and $0.1 million in 2014.

Index
In a 2013 transaction, warrants beneficially owned by Mr. Halpern for the purchase of up to 231,397 shares of common stock were cancelled in exchange for 710,056 shares of our common stock.  The shares were not required to be issued until after our shareholders approved an increase in our authorized shares of common stock, which occurred on May 30, 2014.

In January 2016, we entered into a note payable with Mr. Halpern in the principal amount of $0.3 million and issued Mr. Halpern warrants to acquire 25,000 share of common stock (exercise price of $5.25, January 2021 expiration).  Principal and all interest, accumulating at an 11.75% annual rate, was payable October 31, 2016.  We paid the note and accumulated interest in full in March 2016.

Transactions with W. John Short

W. John Short, our chief executive officer and director, invested in $50 thousand of our subordinated notes and related warrants prior to 2014.  In connection with the Note Amendment, in 2015, the notes, as previously modified, were amended to extend the maturity dates from July 2016 to May 2018 and change the interest rate from 5% per year to an annual interest rate of a rate determined as a function of LIBOR, consistent with other participating note holders.  Mr. Short was also issued warrants to acquire 2,446 shares of common stock in the aggregate (exercise price of $5.25, May 2020 expiration).  In 2015 and 2014, we paid and expensed less than $10 thousand of interest on subordinated notes beneficially owned by Mr. Short.

In a 2013 transaction, warrants beneficially owned by Mr. Short for the purchase of up to 3,806 shares of common stock were cancelled in exchange for 12,777 shares of our common stock.  The shares were not required to be issued until after our shareholders approved an increase in our authorized shares of common stock, which occurred on May 30, 2014.

Transactions with Mark McKnight

In January 2014, we purchased all of the outstanding shares of HN for $2.0 million in cash, plus convertible promissory notes for $3.3 million.  Mark McKnight, our current senior vice president of sales, and his wife collectively owned a majority interest in HN prior to the acquisition.  In connection with our acquisition of HN, Mark McKnight received $0.7 million in cash and a convertible promissory note for $1.4 million and Nicole McKnight, his wife, received $0.7 million in cash and a convertible promissory note for $1.4 million.  We had the option to pay principal and accrued interest under the notes in either cash or in our common stock, however, if we issued shares to certain former warrants holders upon an increase in authorized shares we were required to settle any outstanding balance on the notes through the issuance of shares of our common stock.  On May 30, 2014, we issued 225,925 shares of common stock to settle Mark McKnight’s note and 225,925 shares of common stock to settle Nicole McKnight’s note.  The notes were converted at a conversion price of $6.00 per share.

In January 2014, we entered into a $0.1 million, 5% unsecured, promissory note with Nicole McKnight.  We paid all principal and interest due under the note in October 2014.

NOTE 16. SEGMENT INFORMATION

We have two reportable operating segments in all periods presented: (i) USA segment, which manufactures and distributes SRB in various granulations along with Stage II products and derivatives and (ii) Brazil segment, which extracts crude RBO and DRB from rice bran, which are then further processed into fully refined rice bran oil for sale internationally and in Brazil, compounded animal nutrition products for horses, cows, swine, sheep and poultry and a number of valuable human food and animal nutrition products derivatives and co-products. In addition we incur corporate and other expenses not directly attributable to operating segments, which include costs related to our corporate staff, general and administrative expenses including public company expenses, intellectual property, professional fees, and other expenses.  No Corporate allocations, including interests, are made to the operating segments.

Index

The table below presents segment information for the years identified and provides a reconciliation of segment information to total consolidated information (in thousands).

	2015
	Corporate	USA	Brazil	Intersegment	Consolidated
Revenues	$-	$23,341	$16,601	$(46)	$39,896
Cost of goods sold	-	15,923	15,949	(46)	31,826
Gross profit	-	7,418	652	-	8,070
Depreciation and amortization (in selling, generaland administrative)	(79)	(1,569)	(131)	-	(1,779)
Other operating expenses	(4,892)	(4,288)	(3,387)	-	(12,567)
Income (loss) from operations	$(4,971)	$1,561	$(2,866)	$-	$(6,276)

Net income (loss) attributable to RiceBran Technologies shareholders	$(6,948)	$1,561	$(2,881)	$-	$(8,268)
Interest expense	(1,404)	-	(1,697)	-	(3,101)
Depreciation (in cost of goods sold)	-	(890)	(1,394)	-	(2,284)
Purchases of property	94	474	500	-	1,068
Property, net, end of period	418	8,408	9,502	-	18,328
Goodwill, end of period	-	790	2,468	-	3,258
Intangible assets, net, end of period	-	1,225	-	-	1,225
Total assets, end of period	3,203	15,554	14,878	-	33,635

	2014
	Corporate	USA	Brazil	Intersegment	Consolidated
Revenues	$-	$23,096	$17,012	$-	$40,108
Cost of goods sold	-	16,124	19,515	-	35,639
Gross profit	-	6,972	(2,503)	-	4,469
Depreciation and amortization (in selling, generaland administrative)	(52)	(2,137)	(690)	-	(2,879)
Other operating expenses	(5,941)	(4,133)	(4,280)	-	(14,354)
Income (loss) from operations	$(5,993)	$702	$(7,473)	$-	$(12,764)

Net income (loss) attributable to RiceBran Technologies shareholders	$(16,825)	$702	$(6,906)	$-	$(23,029)
Interest expense	(7,949)	-	(2,385)	-	(10,334)
Depreciation (in cost of goods sold)	-	(1,022)	(2,648)	-	(3,670)
Purchases of property	152	2,251	3,020	-	5,423
Property, net, end of period	135	9,360	15,258	-	24,753
Goodwill, end of period	-	790	3,641	-	4,431
Intangible assets, net, end of period	-	2,658	82	-	2,740
Total assets, end of period	4,041	17,854	24,018	-	45,913

The following table presents revenues data by geographic area shipped to (in thousands):

	2015	2014
United States	$21,978	$21,381
Brazil	9,548	14,257
Other international	8,370	4,470
Total revenues	$39,896	$40,108

Index
NOTE 17. FAIR VALUE MEASUREMENT

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of December 31, 2015, the fair value of our Corporate segment debt (Level 3 measurement) is approximately $0.1 million lower than the $9.7 million carrying value of that debt, based on current market rates for similar debt with similar maturities.  The fair value of our Brazil segment debt (Level 3 measurement) approximates the $6.3 million carrying value of that debt based on the current market rates for similar debt with similar maturities.

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

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

	Level 1	Level 2	Level 3	Total
Total liabilities at fair value, as of December 31, 2015 - derivative warrant liabilities	$-	$-	$(678)	$(678)
Total liabilities at fair value, as of December 31, 2014 - derivative warrant liabilities	$-	$-	$(955)	$(955)

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

	December 31, 2015	December 31, 2014
Risk-free interest rate	0.9% - 1.2%	0.1% - 1.0%
	(1.1% weighted average)	(0.7% weighted average)
Expected volatility	71% - 89%	95%
(78% weighted average)

Index
The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3		Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
2015		(1)
Derivative warrant liability	$(955)	$1,001	$(724)	$-		$(678)	$-
Derivative conversion liability	-	-	-	-		-	-
Total Level 3 fair value	$(955)	$1,001	$(724)	$-		$(678)	$-

2014		(1)
Derivative warrant liability	$(1,685)	$(1,151)	$(7,021)	$8,902	(2)	$(955)	$546
Derivative conversion liability	-	(58)	(589)	647	(3)	-	NA
Total Level 3 fair value	$(1,685)	$(1,209)	$(7,610)	$9,549		$(955)	$546

(1)	Included in change in fair value of derivative warrant and conversion liabilities in our consolidated statements of operations.
(2)	Represents transfers to equity as a result of increases in authorized and unissued shares of common stock available for settlement of certain warrants.
(3)	Represents reduction in conversion liability as a result of debt conversions.

Index
PART II
(continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a and Rule15d-15(e)) under the Securities Exchange Act of 1934 (Exchange Act) was performed as of December 31, 2015, under the supervision and with the participation of our current management, including our current Chief Executive Officer and Chief Financial Officer.  Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of current management, including our current Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control - Integrated Framework (the 2013 Framework).”

Our management concluded that as of December 31, 2015, we maintained effective internal control over financial reporting based on the criteria established in the Internal Control – Integrated Framework (the 2013 Framework), issued by COSO.

Index
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
1.01
Warrant Agreement dated December 18, 2013, with American Stock Transfer & Trust Company. (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed December 18, 2013)

2.01
Quotas Purchase and Sale Agreement, dated January 31, 2008, with Quota Holders of Irgovel - Industria Riograndens De Oleos Vegetais Ltda (incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed on August 11, 2008 and on registrant’s annual report on Form 10-K, filed on March 17, 2008)

3.01.1
Restated and Amended Articles of Incorporation as filed with the Secretary of State of California on December 13, 2001 (incorporated herein by reference to exhibits previously filed on registrant’s annual report on Form 10-KSB, filed on April 16, 2002)

3.01.2
Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on August 4, 2003 (incorporated herein by reference to exhibits previously filed on registrant’s Registration Statement on Form SB-2, filed on November 18, 2005)

3.01.3
Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on October 31, 2003 (incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-QSB, filed on November 19, 2003)

3.01.4
Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on September 29, 2005 (incorporated herein by reference to exhibits previously filed on registrant’s Registration Statement on Form SB-2, filed on November 18, 2005)

3.01.5
Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on August 20, 2007 (incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed on August 14, 2007)

3.01.6
Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on June 30, 2011 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 5, 2011)

3.01.7
Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on July 12, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed August 14, 2013)

3.01.8
Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on May 30, 2014 (incorporated herein by reference to exhibits previously filed on registrant’s registration statement on Form S-3 filed June 5, 2014)

3.02
Certificate of Designation of the Rights, Preferences, and Privileges of the Series A Preferred Stock as filed with the Secretary of State of California on December 13, 2001 (incorporated herein by reference to exhibits previously filed on registrant’s Registration Statement on Form SB-2, filed on June 4, 2002)

3.03
Certificate of Determination, Preferences and Rights of Series B Convertible Preferred Stock as filed with the Secretary of State of California on October 4, 2005 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on October 4, 2005)

3.04
Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock as filed with the Secretary of State of California on May 10, 2006 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 15, 2006)

3.05
Certificate of Determination, Preferences and Rights of the Series D Convertible Preferred Stock, as filed with the Secretary of State of California on October 17, 2008 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on October 20, 2008)

3.06
Certificate of Determination, Preferences and Rights of the Series E Convertible Preferred Stock, as filed with the Secretary of State of California on May 7, 2009 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 8, 2009)

3.07
Certificate of Determination, Preferences and Rights of the Series F Convertible Preferred Stock, as filed with the Secretary of State of California on February 18, 2016 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on February 23, 2016)

3.08.1	Bylaws (incorporated herein by reference to exhibits previously filed on registrant’s Registration Statement on Form SB-2, filed on June 12, 2006)
3.08.2	Amendment of Bylaws effective June 19, 2007 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on June 25, 2007)

Index
3.08.3		Amendment of Bylaws effective December 4, 2009 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on December 10, 2009)
3.09		Certificate of Ownership dated October 3, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on October 10, 2012)
4.01		Common Stock Warrant issued to Hillair Capital Investments L.P. (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 23, 2012)
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

4.05		Form of Convertible Promissory Note dated March 20, 2014 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on March 21, 2014)
4.06		Form of Warrant (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on March 21, 2014)
4.07		Form of Warrant (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on June 20, 2014)
4.08		Form of Warrant (incorporated herein by reference to exhibits previously filed on registrant’s current report on 8-K, filed on September 30, 2014)
4.09		Form of Warrant (incorporated herein by reference to exhibits previously filed on registrant’s current report on 8-K, filed on February 17, 2016)
10.01	*	Employment Agreement with W. John Short (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 10, 2009)
10.02	*	First Amendment of Employment Agreement with W. John Short (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on July 10, 2009)
10.03	*	Second Amendment of Employment Agreement with W. John Short (incorporated herein by reference to previously filed Form 10-Q, filed on May 11, 2011)
10.04	*
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
Fourth Amendment to Employment Agreement with Jerry Dale Belt dated as of May 30, 2015 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on June 5, 2015)

10.11
Employment Agreement with Mark S. McKnight dated September 20, 2013 (incorporated herein by reference to exhibits previously filed on Amendment No. 1 to registrant’s annual report on Form 10-K, filed on April 30, 2014)

10.12
Amendment to Employment Agreement and Non-Competition Agreement for Mark S. McKnight dated December 30, 2013 (incorporated herein by reference to exhibits previously filed on Amendment No. 1 to registrant’s annual report on Form 10-K, filed on April 30, 2014)

10.13	*	2005 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on Form SB-2, filed on November 18, 2005)
10.14	*
Form of Non-Employee Director Stock Option Agreement under the 2005 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on registrant’s annual report on Form 10-K, filed on March 17, 2008)

Index
10.15	*	Form of Stock Option Agreement for 2005 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed on May 12, 2008)
10.16	*
Form of Restricted Stock Grant Agreement for 2005 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed on August 11, 2008)

10.17		2010 Equity Incentive Plan (incorporated herein by reference to previously filed Form 10-Q, filed on May 11, 2011)
10.18
Second Amendment of Investment Agreements for Nutra SA, LLC dated December 9, 2014 (incorporated herein by reference to exhibits previously filed on registrant’s annual report on Form 10-K, filed on March 31, 2015)

10.19
Second Amendment of Investment Agreements for Nutra SA, LLC dated as of August 11, 2015 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 13, 2015)

10.20	*
Form of Non-Employee Director Stock Option Agreement under the 2010 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on registrant’s annual report on Form 10-K, filed on March 30, 2012)

10.21		Form of Stock Option Agreement for the 2010 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on registrant’s annual report on Form 10-K, filed on March 30, 2012)
10.22	*
Form of Restricted Stock Grant Agreement for the 2010 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on registrant’s annual report on Form 10-K, filed on March 30, 2012)

10.23	*	RiceBran Technologies 2014 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 25, 2014)
10.24	*	Form of Stock Option Agreement for 2014 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on registrant’s annual report on Form 10-K, filed on March 31, 2015)
10.25	*
Form of Restricted Stock Award Agreement for 2014 Equity Incentive Plan (incorporated herein by reference to exhibits previously filed on registrant’s annual report on Form 10-K, filed on March 31, 2015)

10.26	*	Form of Indemnification Agreement for officers and directors (incorporated by reference to previously filed Form 10-Q, filed on May 11, 2011)
10.27	+
Nutra SA, LLC Membership Interest Purchase Agreement dated December 29, 2010 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K/A, filed on August 10, 2011)

10.28		Membership Interest Purchase Agreement dated April 2, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on April 5, 2013)
10.29		Form of Investor Rights Agreement (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on January 5, 2011)
10.30		License Agreement dated March 14, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on March 20, 2013)
10.31
Second Amended and Restated Limited Liability Agreement for Nutra SA, LL,C dated December 24, 2012 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on December 31, 2012)

10.32
Contribution and Subscription Agreement, dated December 24, 2012, regarding Nutra SA, LLC (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on December 31, 2012)

10.33
Amendment of Investment Agreements effective, dated October 31, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on November 8, 2013)

10.34
Second Amendment of Investment Agreements, dated as of August 11, 2015, (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on August 13, 2015)

10.35
Loan agreement between Industria Riograndens De Oleos Vegetais Ltd. and Banco do Brasil S.A. in the amount of R$2,784,838 with a Brazilian bank dated December 15, 2011, English translation from the original Portuguese (incorporated herein by reference to exhibits previously filed on registrant’s annual report on Form 10-K, filed on March 30, 2012)

10.36
Loan agreement between Industria Riograndens De Oleos Vegetais Ltd. and Banco do Brasil S.A. in the amount of R$6,676,012 dated December 15, 2011, English translation from the original Portuguese (incorporated herein by reference to exhibits previously filed on registrant’s Annual Report on Form 10-K, filed on March 30, 2012)

10.37
Sublicense Agreement with RBT PRO LLC and Wilmar (Shanghai) Biotechnology Research Development Center Co., Ltd. dated April 2, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on April 5, 2013)

10.38		Sublicense Agreement with RBT PRO LLC dated April 2, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on April 5, 2013)

Index
10.39
Cross License Agreement with Wilmar (Shanghai) Biotechnology Research Development Center Co., Ltd. dated April 2, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on April 5, 2013)

10.40
Amended and Restated Limited Liability Company Agreement for RBT PRO LLC, dated April 2, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on April 5, 2013)

10.41
Senior Secured Revolving Credit Facility Agreement with TCA Global Credit Master Fund, LP, dated as of April 30, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 30, 2013)

10.42
Promissory Note issued to TCA Global Credit Master Fund, LP, dated as of April 30, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 30, 2013)

10.43
Form of Guaranty Agreement by Subsidiary Guarantors in favor of TCA Global Credit Master Fund, LP, dated as of April 30, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 30, 2013)

10.44
Security Agreement with TCA Global Credit Master Fund, LP, dated as of April 30, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 30, 2013)

10.45
Form of Security Agreement, dated as of April 30, 2013, by Subsidiary Guarantors and TCA Global Credit Master Fund, LP (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 30, 2013)

10.46
Form of Pledge with TCA Global Credit Master Fund, LP, dated as of April 30, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 30, 2013)

10.47	Amended and Restated Security Agreement, dated as of May 24, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed August 14, 2013)
10.48
Amended and Restated Note and Warrant Purchase Agreement, dated as of May 24, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed August 14, 2013)

10.49	Restated Subordination Agreement, dated as of May 24, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed August 14, 2013)
10.50	Subordination Agreement, dated as of May 12, 2015 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 15, 2015)
10.51	Amendment to Loan Documents, dated as of May 12, 2015 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 15, 2015)
10.52
Third Amended and Restated Security Agreement, dated as of May 12, 201,  (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 15, 2015)

10.53
Amendment 1 to Senior Secured Revolving Credit Facility Agreement with TCA Global Credit Master Fund, LP, dated July 18, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed August 14, 2013)

10.54
Promissory Note issued to TCA Global Credit Master Fund, LP, dated July 18, 2013(incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed August 14, 2013)

10.55
Acquisition and Stock Purchase Agreement with the Shareholders of H&N Distribution, Inc., dated September 24, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on September 26, 2013)

10.56
Promissory Note issued to TCA Global Credit Master Fund, LP dated October 11, 2013 (incorporated herein by reference to exhibits previously filed on registrant’s quarterly report on Form 10-Q, filed November 12, 2013)

10.57
Underwriting Agreement dated December 12, 2013, with Maxim Group, LLC, as representative of the several underwriters (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on December 18, 2013)

10.58	Note and Warrant Purchase Agreement dated March 20, 2014 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on March 21, 2014)
10.59	Registration Rights Agreement dated March 20, 2014 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on March 21, 2014)
10.60	Securities Purchase Agreement (incorporated herein by reference to exhibits previously filed on registrant’s current report on 8-K, filed on October 1, 2014)
10.61	Form of Registration Rights Agreement (incorporated herein by reference to exhibits previously filed on registrant’s current report on 8-K, filed on October 1, 2014)

Index
10.62
Loan, Guarantor and Security Agreement with Full Circle Capital Corporation, dated as of May 12, 2015 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 15, 2015)

10.63
Term Loan Note, dated as of May 12, 2015, issued to Full Circle Capital Corporation (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 15, 2015)

10.64
Revolving Loan Note, dated as of May 12, 2015, issued to Full Circle Capital Corporation (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 15, 2015)

10.65		Intellectual Property Security Agreement, dated as of May 12, 2015 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 15, 2015)
10.66
Pledge Agreement dated as of May 12, 2015, with Full Circle Capital Corporation (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 15, 2015)

10.67		Lender Warrant dated as of May 12, 2015 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on May 15, 2015)
10.68
Exclusive Supply and Cooperation Agreement ,dated February 8, 2016, with Arvind Narula and Youji Company Limited (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on February 9, 2016)

10.69
Limited Liability Company Agreement of RBT – Youji, LLC, dated February 8, 2016 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on February 9, 2016)

10.70
Voting Agreement and Irrevocable Proxy, dated February 8, 2016, with  Arvind Narula and Youji Company Limited (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on February 9, 2016)

10.71		Form of Securities Purchase Agreement, dated February 17, 2016 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on February 17, 2016)
10.72		Registration Rights Agreement, dated February 17, 2016 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on February 17, 2016)
10.73		Placement Agency Agreement, dated February 17, 2016 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on February 17, 2016)
10.74		Amendment to Loan, Guarantee and Security Agreement dated with Full Circle Capital Corporation, dated February 12, 2016 (filed herewith)
21.01		List of subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	@	XBRL Instance Document
101.SCH	@	XBRL Taxonomy Extension Schema Document
101.CAL	@	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	@	XBRL Taxonomy Extension Calculation Definition Linkbase Document
101.LAB	@	XBRL Taxonomy Extension Calculation Label Linkbase Document
101.PRE	@	XBRL Taxonomy Extension Calculation Presentation Linkbase Document

+	Confidential treatment granted as to certain portions
*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
@	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICEBRAN TECHNOLOGIES

Date: March 30, 2016	By:	/s/ W. John Short
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

Signature	Title	Date

Principal Executive Officer:

/s/ W. John Short	Director and Chief Executive Officer	March 30, 2016
W. John Short

Principal Financial Officer and
Principal Accounting Officer

/s/ J. Dale Belt	Chief Financial Officer and Secretary	March 30, 2016
Jerry Dale Belt

Additional Directors:

/s/ Marco V. Galante	Director	March 30, 2016
Marco V. Galante

/s/ David Goldman	Director	March 30, 2016
David Goldman

/s/ Baruch Halpern	Director	March 30, 2016
Baruch Halpern

/s/ Henk W. Hoogenkamp	Director	March 30, 2016
Henk W. Hoogenkamp

/s/ Robert C. Schweitzer	Director and Chairman	March 30, 2016
Robert C. Schweitzer

/s/ Peter A. Woog	Director	March 30, 2016
Peter A. Woog