Form 10-Q
period 2016-03-31
RiceBran Technologies
filed 2016-05-16
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-32565
RiceBran Technologies
(Exact Name of Registrant as Specified in its Charter)

California	87-0673375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6720 North Scottsdale Road, Suite 390 Scottsdale, AZ	85253 (Zip Code)
(Address of Principal Executive Offices)

Issuer’s telephone number, including area code:  (602) 522-3000

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒ No ☐

As of May 13, 2016, shares of the registrant’s common stock outstanding totaled 10,496,339.

RiceBran Technologies
Index
Form 10-Q

Cautionary Note about Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue, liquidity or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services, products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  The forward-looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward-looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this Current Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015.  We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this quarterly report.

Unless the context requires otherwise, references to “we,” “us,” “our” and “the Company” refer to RiceBran Technologies, and its consolidated subsidiaries.

Index
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

RiceBran Technologies
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2016 and 2015
(Unaudited) (in thousands, except share and per share amounts)

	2016	2015

Revenues	$10,051	$9,659
Cost of goods sold	7,814	8,605
Gross profit	2,237	1,054

Operating expenses:
Selling, general and administrative	3,379	3,487
Depreciation and amortization	348	505
Total operating expenses	3,727	3,992

Loss from operations	(1,490)	(2,938)

Other income (expense):
Interest income	33	49
Interest expense - accreted on debt	(292)	(208)
Interest expense - other	(799)	(591)
Change in fair value of derivative warrant liabilities	811	173
Gain on resolution of Irgovel purchase litigation	1,598	-
Foreign currency exchange, net	66	(219)
Other income	1	157
Other expense	(66)	(75)
Total other income (expense)	1,352	(714)

Loss before income taxes	(138)	(3,652)
Income tax benefit	-	6
Net loss	(138)	(3,646)
Net loss attributable to noncontrolling interest in Nutra SA	438	644
Net income (loss) attributable to RiceBran Technologies shareholders	$300	$(3,002)
Dividends on preferred stock-beneficial conversion feature	(551)	-
Net loss attributable to RiceBran Technologies common shareholders	$(251)	$(3,002)

Loss per share attributable to RiceBran Technologies common shareholders
Basic	$(0.03)	$(0.33)
Diluted	$(0.03)	$(0.33)

Weighted average number of shares outstanding
Basic	9,215,684	9,154,134
Diluted	9,215,684	9,154,134

See Notes to Unaudited Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2016 and 2015
(Unaudited) (in thousands)

	2016	2015

Net loss	$(138)	$(3,646)

Other comprehensive income (loss) - foreign currency translation, net of tax	446	(1,417)

Comprehensive income (loss), net of tax	308	(5,063)

Comprehensive loss attributable to noncontrolling interest, net of tax	293	1,125

Total comprehensive income (loss) attributable to RiceBran Technologies shareholders	$601	$(3,938)

See Notes to Unaudited Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Balance Sheets
March 31, 2016 (Unaudited) and December 31, 2015
(in thousands, except share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,326	$1,070
Restricted cash	-	1,921
Accounts receivable, net of allowance for doubtful accounts of $547 and $512 (variable interest entity restricted $995 and $1,003)	2,741	2,169
Inventories	4,313	3,857
Operating taxes recoverable	910	809
Deposits and other current assets	929	895
Total current assets	11,219	10,721
Property, net (variable interest entity restricted $2,235 and $2,102)	19,065	18,328
Goodwill	3,510	3,258
Intangible assets, net	944	1,225
Other long-term assets	118	103
Total assets	$34,856	$33,635

LIABILITIES, TEMPORARY EQUITY AND EQUITY
Current liabilities:
Accounts payable	$2,218	$2,514
Accrued salary, wages and benefits	2,741	2,325
Accrued expenses	3,607	4,789
Current maturities of debt (variable interest entity nonrecourse $3,025 and $2,750 )	6,449	5,050
Total current liabilities	15,015	14,678
Long-term debt, less current portion (variable interest entity nonrecourse $3,856 and $3,553)	9,473	10,908
Derivative warrant liabilities	2,340	678
Deferred tax liability	34	34
Total liabilities	26,862	26,298

Commitments and contingencies

Temporary (deficit) equity
Redeemable noncontrolling interest in Nutra SA	(224)	69
Preferred stock, Series F, convertible, 20,000,000 shares authorized, 3,000 convertible shares issued and outstanding at March 31, 2016	551	-

Equity:
Equity attributable to RiceBran Technologies shareholders:
Common stock, no par value, 25,000,000 shares authorized, 10,496,339 and 9,537,415 shares issued and outstanding	263,244	262,895
Accumulated deficit	(250,989)	(250,738)
Accumulated other comprehensive loss	(4,588)	(4,889)
Total equity attributable to RiceBran Technologies shareholders	7,667	7,268
Total liabilities, temporary equity and equity	$34,856	$33,635

See Notes to Unaudited Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2016 and 2015
(Unaudited) (in thousands)

	2016	2015
Cash flow from operating activities:
Net loss	$(138)	$(3,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	721	1,162
Stock and share-based compensation	243	219
Change in fair value of derivative warrant and conversion liabilities	(811)	(173)
Gain on resolution of Irgovel purchase litigation	(1,598)	-
Interest accreted	292	208
Other	37	53
Changes in operating assets and liabilities:
Accounts receivable	(507)	(31)
Inventories	(354)	(871)
Accounts payable and accrued expenses	78	1,294
Other	(9)	(180)
Net cash used in operating activities	(2,046)	(1,965)

Cash flows from investing activities:
Change in restricted cash	1,921	-
Purchases of property	(208)	(307)
Net cash provided by (used in) investing activities	1,713	(307)

Cash flows from financing activities:
Payments of debt	(10,329)	(3,886)
Proceeds from issuance of debt, net of issuance costs	9,088	3,721
Proceeds from issuance of debt and warrants, net of issuance costs	300	-
Proceeds from issuance of preferred stock and warrants, net of issuance costs	2,554	-
Net cash provided by (used in) financing activities	1,613	(165)

Effect of exchange rate changes on cash and cash equivalents	(24)	76
Net change in cash and cash equivalents	1,256	(2,361)
Cash and cash equivalents, beginning of period	1,070	3,610
Cash and cash equivalents, end of period	$2,326	$1,249

Supplemental disclosures:
Cash paid for interest	$492	$441
Cash paid for income taxes	-	-

See Notes to Unaudited Financial Statements

Index
RiceBran Technologies
Notes to Unaudited Financial Statements

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

These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 30, 2016. The report of our independent registered public accounting firm that accompanies the audited consolidated financial statements for the year ended December 31, 2015, included in that Annual Report on Form 10-K, contains a going concern explanatory paragraph in which our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.  The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The interim results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the full fiscal year, or any other future period, and have been prepared assuming we will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business.

Certain reclassifications have been made to amounts reported for the prior year to achieve consistent presentation with the current year.  These reclassifications had no effect on the Company’s results of operations for any of the periods presented.

Recent Accounting Guidance

Recent accounting guidance not yet adopted

In August 2014, the FASB issued guidance which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements.  Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern  The guidance applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  We are currently evaluating the impact of adoption of this standard.

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

In March 2016, the FASB issued new guidance that changes the accounting for certain aspects of share-based payments to employees.  The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled.  In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows.  The guidance also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur.  The guidance is effective for our annual and interim periods beginning in 2018 with early adoption permitted.  We have not yet determined the impact that the new guidance will have on our results of operations and financial position and have not yet determined if we will early adopt the standard.

Index
RiceBran Technologies
Notes to Unaudited Financial Statements

Recently adopted accounting guidance

In February 2015, the FASB issued guidance which makes targeted amendments to current consolidation guidance.  Among other things, the standard changes the manner in which we would assess one of the characteristics of variable interest entities (VIEs) and introduces a separate analysis specific to limited partnerships and similar entities (such as Nutra SA, LLC) for assessing if the equity holders at risk lack decision making.  Limited partnerships and similar entities will be a VIE unless the limited partners hold substantive kick-out rights or participating rights.  A right to liquidate an entity is akin to a kick-out right.  Guidance for limited partnerships under the voting model has been eliminated.  A limited partner and similar partners with a controlling financial interest obtained through substantive kick-out rights would consolidate a limited partnership or similar entity.  The guidance was effective for our annual and interim periods beginning in 2016.  There was no impact on financial position or results of operations upon adoption in 2016.  Specifically, under the new guidance, we continue to be the primary beneficiary of Nutra SA, LLC.

NOTE 2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLAN

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

In January 2014, we completed the acquisition of Healthy Natural, Inc. (HN), the operations of which are accretive to cash flows.  The Brazil segment consists of the consolidated operations of Nutra S.A. LLC (Nutra SA), whose only operating subsidiary is Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), located in Pelotas, Brazil.  Irgovel completed the final stages of a major capital expansion during the first quarter of 2015.  Throughout 2014, significant cash was used during the shutdown period and subsequent restart of the plant.  In 2015 and 2014, we invested $3.6 million and $10.3 million in Nutra SA, to fund Irgovel working capital needs. Operations at Irgovel began to improve during the end of 2015, such that Irgovel should continue to improve its gross profit margins in 2016 subject to raw bran availability.  However, there are no assurances that this will occur.

In May 2015, we entered into an $8 million senior secured credit facility agreement with a lender (the Lender) consisting of a $3.5 million revolving loan, not to exceed a borrowing base, as defined in the agreement, and an initial $2.5 million term loan, which term loan may be increased at the Lender’s discretion by up to $2.0 million within 2 years.  In February 2016, we issued and sold preferred stock and warrants that netted proceeds of $2.6 million.  Funds received under the facility with the Lender and from the February offering are being used for working capital and capital expenditure needs in both of our operating segments.  From January 1, 2016 through March 31, 2016, we have invested an additional $1.0 million in Nutra SA to fund Irgovel working capital needs.  As of March 31, 2016, we may make additional investments in Nutra SA up to $0.5 million without prior approval of the Lender.

The Brazil segment continues to require capital and will need additional cash investments in the latter half of the second quarter.  We are currently working with our minority partner to reach agreement on additional funding for Irgovel.  There are no assurances we will reach an agreement.

In March 2016, the restricted cash previously held in a $1.9 million escrow account associated with the purchase of Irgovel (the status of which is discussed further in Note 8) was released to us pursuant to a court order.  We repaid $1.0 million of the term note with the Lender upon receipt of funds from the escrow account.  In addition, we paid a $0.3 million short term note from a related party (see Note 11 – Related Party Transactions, in the Notes to Unaudited Financial Statements for information).

Index
RiceBran Technologies
Notes to Unaudited Financial Statements

NOTE 3. BUSINESS

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

The Brazil segment consists of the consolidated operations of Nutra SA, whose only operating subsidiary is Irgovel, located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the human ingredient and animal nutrition markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  Irgovel also produces rice lecithin, which has application in human nutrition, animal nutrition and industrial applications.  DRB is either compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market, sold as a raw material for further processing into human food ingredients or sold in bulk into the animal nutrition markets in Brazil and neighboring countries.

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

Index
RiceBran Technologies
Notes to Unaudited Financial Statements

Our Series F Convertible Preferred Stock (the Series F Preferred Stock) is considered a participating security as the security holders may participate in undistributed earnings with holders of common shares.  The holders of the Series F Preferred Stock would be entitled to share in dividends if the holders of our common stock were to receive dividends.  We are required to use the two-class method when computing EPS when we have a security that qualifies as a participating security.  The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.  In determining the amount of net earnings to allocate to common stock holders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding during the period.  The holders of the Series F Preferred Stock are not obligated to share in net losses of the Company.  Diluted EPS for our common stock is computed using the more dilutive of the two-class method or the if-converted method.

Below are reconciliations of the numerators and denominators in the EPS computations for the three months ended March 31, 2016 and 2015.

	2016	2015
NUMERATOR (in thousands):
Basic and diluted - net income (loss) attributable to RiceBran Technologies shareholders	$300	$(3,002)
Dividend on preferred stock	(551)	-
Basic and diluted - net loss attributable to RiceBran Technologies common shareholders	$(251)	$(3,002)

DENOMINATOR:
Basic EPS - weighted average number of common shares outstanding	9,215,684	9,154,134
Effect of dilutive securities outstanding	-	-
Diluted EPS - weighted average number of shares outstanding	9,215,684	9,154,134

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive-
Stock options (average exercise price of $8.59 and $11.48)	357,386	264,305
Warrants (average exercise price of $4.94 and $5.77 )	8,712,124	6,503,959
Nonvested stock	867,086	224,967
Convertible preferred stock	835,165	-

The impact of potentially dilutive securities outstanding at March 31, 2016 and 2015, was not included in the calculation of diluted EPS for the three months ended March 31, 2016 and 2015 because to do so would be antidilutive.  Those securities listed in the table above which were antidilutive for the periods presented, which remain outstanding, could potentially dilute EPS in the future.

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

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$248	$104
Other current assets (restricted $995 and $1,003)	3,014	2,760
Property, net (restricted $2,235 and $2,102)	10,523	9,502
Goodwill and intangibles, net	2,720	2,468
Other noncurrent assets	58	43
Total assets	$16,563	$14,877

Current liabilities	$5,570	$4,647
Current portion of long-term debt (nonrecourse)	3,025	2,750
Long-term debt, less current portion (nonrecourse)	3,856	3,553
Total liabilities	$12,451	$10,950

Nutra SA’s debt is secured by its accounts receivable and property.  The non-Brazilian entities in our consolidated group do not guarantee any of Nutra SA’s debt.

Index
RiceBran Technologies
Notes to Unaudited Financial Statements

During the first quarter of 2016, we invested an additional $1.0 million in Nutra SA.  Upon receipt of the escrow funds by us as described in Note 8, Nutra SA redeemed a certain number of units held by us equal to $1.7 million, which resulted in our membership interest in Nutra SA changing from 68.7% to 67.5%, where it remains at March 31, 2016.

A summary of changes in redeemable noncontrolling interest in Nutra SA follows for the three months ended March 31, 2016 and 2015 (in thousands).

	2016	2015
Redeemable noncontrolling interest in Nutra SA, beginning of period	$69	$2,643
Investors' interest in net loss of Nutra SA	(438)	(644)
Investors' interest in other comprehensive loss of Nutra SA	145	(481)
Accumulated Yield classified as other current liability	-	(142)
Redeemable noncontrolling interest in Nutra SA, end of period	$(224)	$1,376

Investors' average interest in Nutra SA during the period	31.7%	34.2%
Investors' interest in Nutra SA at the end of the period	32.5%	34.2%

Redeemable noncontrolling interest in Nutra SA is recorded in temporary deficit, above the equity section and after liabilities on our unaudited consolidated balance sheets, because the Investors have drag along rights which provide the Investors the ability to force a sale of Nutra SA assets in the future.  We have assessed the likelihood of the Investors exercising these rights as less than probable at March 31, 2016.  We will continue to evaluate the probability of the Investors exercising their drag along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors will exercise these rights.

Under the original limited liability company agreement for Nutra SA (LLC agreement), as amended, any units held by the Investors beginning January 1, 2014, accrued a yield at 4% (Yield).  The LLC agreement was further amended in August 2015 to eliminate the Yield, which resulted in the reversal of the Yield accrued since January 1, 2014, in the amount of $0.5 million.

Nutra SA must distribute all distributable cash, as defined in the LLC Agreement, to the members on March 31 of each year as follows: (i) first, to us and the Investors in proportion to our additional capital preference percentages (with respect to us, this means total  contributions we make on or after June 3, 2015 as a percentage of the total contributions we make after June 3, 2015, plus the amount contributed by the investors as of April 30, 2015; with respect to the Investors, this means the amount contributed by the investors as of April 30, 2015, as a percentage of the amount contributed by the investors as of April 30, 2015, plus total contributions we make on or after June 3, 2015), (ii) second, to the Investors in an amount equal to 2.0 times the Investors’ capital contributions, less the aggregate amount of distributions paid to the Investors, (iii) third, to us in an amount equal to twice the capital contributions made by us, less the aggregate amount of distributions paid to us; and (iv) fourth, to us and the Investors in proportion to our respective membership interests.

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

As of March 31, 2016, there have been no unwaived events of default.  Events of default, as defined in the Membership Interest Purchase Agreement (MIPA) and the October 2013 amendment of investment agreements, are failure of Irgovel to meet minimum annual processing targets or to achieve EBITDA on a local currency basis of at least R$4.0 million annually.

As of March 31, 2016, there have been no qualifying events.  The LLC agreement defines a qualifying event as the bankruptcy of RiceBran Technologies or Nutra SA.

The Investors have drag along rights, the right to force the sale of all Nutra SA assets after January 1, 2018.  The right terminates upon the occurrence of certain events (a $50 million Nutra SA initial public offering or a change of control, as defined).  We may elect to exercise a right of first refusal to purchase the Investors’ interest instead of proceeding to a sale.

Index
RiceBran Technologies
Notes to Unaudited Financial Statements

The Investors may elect, until January 1, 2018, to exchange units in Nutra SA for our common stock (the Exchange Right).  The appraised fair value of the Investors’ interest in Nutra SA and the market price of our stock would be used to determine the amount of ownership interest the Investors would receive.  The shares issued to the Investors may not exceed 49% of our outstanding common stock; however, a combination of common stock and warrants not to exceed 49% of our fully diluted shares outstanding must be issued if this limitation applies.

In evaluating whether we are the primary beneficiary of Nutra SA, we considered the matters which could be put to a vote of the members.  Until there is an event of default or a qualifying event, the Investors’ rights and abilities, individually or in the aggregate, do not allow them to substantively participate in the operations of Nutra SA.  The Investors do not currently have the ability to dissolve Nutra SA or otherwise force the sale of all its assets.  They do have drag along rights in the future.  We will continue to evaluate whether we are the primary beneficiary of Nutra SA each reporting period.

Cash provided by operations in our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the LLC agreement.

NOTE 6. DEBT

The following table summarizes current and long-term portions of debt (in thousands):

	March 31, 2016	December 31, 2015
Corporate segment:
Senior revolving loan	$1,678	$1,617
Senior term note, net	736	1,407
Subordinated notes, net, maturing in May 2018, principal $6.3 million	6,310	6,310
Subordinated notes, net, due in July 2016, principal $0.2 million	215	205
Other	102	116
	9,041	9,655
Brazil segment:
Capital expansion loans	2,205	2,067
Working capital lines of credit	1,262	828
Advances on customer export orders	1,059	1,310
Special tax programs	2,325	2,064
Other	30	34
	6,881	6,303
Total debt	15,922	15,958
Current portion	6,449	5,050
Long-term portion	$9,473	$10,908

In February 2016, we entered into an agreement with the Lender which modified the financial convents to require that (a) from February 1, 2016 to July 15, 2016, we maintain cash on hand, including availability under our revolving loan with the Lender, of not less than $1.5 million provided that at least $0.8 million of such amount must be in the form of cash on hand, and (b) we maintain an average monthly adjusted EBITDA, as defined by the agreement, calculated over each consecutive three-month period beginning on January 1,  February 1, March 1, April 1 and May 1, 2016, of not less than $0.1 million.  The Lender also waived, for the first two quarters of 2016, any non-compliance with the financial covenants in the May 2015 agreement.  We may not be able to comply with the original May 2015 covenants without further modifications from the Lender.  Therefore, as of March 31, 2016, we have recorded the term note, net of related debt issuance costs, as a current portion of long-term debt.  As of March 31, 2016, we are in compliance with the provisions and covenants associated with our debt agreements, as modified and discussed above.

In March 2016, we paid $1.0 million of the senior term note principal outstanding, which as of December 31, 2015, had been scheduled to be repaid in 2018, as required under the February agreement with the Lender described above.  In the first quarter of 2016, we wrote off $0.2 million of debt issuance costs to interest expense as a result of that repayment.  We also paid a $0.1 million amendment fee in the first quarter of 2016, which is included in interest expense in our statement of operations.

Index
RiceBran Technologies
Notes to Unaudited Financial Statements

NOTE 7. EQUITY, SHARE-BASED COMPENSATION AND LIABILITY WARRANTS

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

The number of common shares and warrants issuable if the Investors elect the Exchange Right is variable and indeterminate.  For accounting purposes, we are not able to conclude that we have sufficient authorized and unissued shares to settle all contracts subject to the FASB’s derivative guidance.  Our adopted sequencing approach is based on earliest issuance date (the Share Sequencing), therefore we are required to record certain warrants issued after the right was granted to the Investors in June 2015 at fair value, as derivative warrant liabilities.  For the same reason, the 3,000 shares of Series F convertible preferred stock which are convertible to 2,000,000 shares of our common stock have been recorded in temporary (deficit) equity on our condensed consolidated balance sheet.

A summary of equity activity for the three months ended March 31, 2016, (in thousands, except share and per share data) follows.

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Deficit	Loss	Equity
Balance, December 31, 2015	9,537,415	$262,895	$(250,738)	$(4,889)	$7,268
Share-based compensation, employees and directors	-	232	-	-	232
Issuance of preferred stock and warrants	-	(447)	-	-	(447)
Dividend on preferred stock	-	551	(551)	-	-
Issuance of common stock to supplier	950,000	-			-
Other	8,924	13	-	-	13
Foreign currency translation	-	-	-	301	301
Net loss	-	-	300	-	300
Balance, March 31, 2016	10,496,339	$263,244	$(250,989)	$(4,588)	$7,667

A summary of warrant activity for the three months ended March 31, 2016, follows.

	Equity Warrants			Liability Warrants
	Shares Underlying	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Underlying	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2015	6,367,139	5.73	3.4	726,489	5.24	2.9
Issued	-	NA		2,685,000	1.50
Impact of anti-dilution clauses	-	NA		1,063,379	NA
Exercised	-	NA		-	NA
Forfeited, expired or cancelled	-	NA		-	NA
Outstanding, March 31, 2016	6,367,139	$5.73	3.4	4,474,868	$2.07	2.2
Exercisable, March 31, 2016	6,367,139	$5.73	3.4	1,814,868	$2.07	2.1

In February 2016, we issued and sold 3,000 shares of preferred stock for $1,000 per share, and sold warrants to purchase 2,660,000 shares of common stock (exercise price of $2.00 per share, exercisable beginning August 2016, August 2021 expiration).  The underwriters of the offering also received a cash fee of $0.2 million.  The net proceeds from the offering was $2.6 million, after deducting underwriting discounts and commissions and other estimated cash offering expenses of $0.4 million.  On the date of issuance we allocated $2.5 million of the $3.0 million gross proceeds to derivative warrant liability, to record the warrants at fair value and recorded the remaining $0.5 million proceeds as preferred stock.  We recorded a dividend on preferred stock for the preferred stock beneficial conversion feature equal to the proceeds allocated to the preferred stock at issuance ($0.5 million), as the fair value of the common stock underlying the convertible preferred stock at issuance was $2.7 million.  As a result of this offering, we were required under our warrants that contain full ratchet anti-dilution provisions to reduce the exercise price on certain warrants from $5.24 per share to $1.50 per share and to increase the number of shares of common stock underlying these warrants from 426,489 shares to 1,489,868 shares.

Index
RiceBran Technologies
Notes to Unaudited Financial Statements

In February 2016, we issued 950,000 shares of common stock to a supplier.  The shares are being held in escrow until earned (as defined in our agreement) by the supplier at a fixed price of $2.80 per share.  While in escrow, the shares are subject to a voting agreement, pursuant to which the escrowed shares will be voted, or not voted, to match the vote of our other outstanding common stock on a pro rata percentage basis, in order to ensure no shareholder votes are impacted.  As of March 31, 2016, none of the shares have been released from escrow.

In January 2016, we entered into a note payable with a director in the principal amount of $0.3 million and issued the director warrants to acquire 25,000 share of common stock (exercise price of $5.25, January 2021 expiration).  On the date of issuance recorded the warrant at fair value as a derivative warrant liability, pursuant to the Share Sequencing, and recorded a corresponding debt discount which amortized to interest expense when we paid the note and accumulated interest in full in March 2016.

NOTE 8. COMMITMENTS AND CONTINGENCIES

In addition to the matters discussed below, from time to time we are involved in litigation incidental to the conduct of our business.  When applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.  Defense costs are expensed as incurred and are included in professional fees.  While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations.

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

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers assert is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  Our parent company has not been served with any formal notices in regard to this matter.  To date, only Irgovel has received formal legal notice.  In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration.  In 2015, a final unappealable arbitration award was granted in our favor.  We are considering collection actions against the Sellers for amounts awarded in excess of the escrow funds described below and have a contingent gain in an amount that is not currently determinable.

As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  As of December 31, 2015, the balance in the escrow account was $1.9 million and is included in restricted cash in our balance sheets.  On January 12, 2016, the US District Court for the District of Arizona entered a final judgment in our favor affirming the arbitration award received in Brazil.  On March 24, 2016, the $1.9 million in the escrow account was released to us to fund the award owed to us by the Sellers and, as required under an agreement with the Lender, we repaid $1.0 million of the term note with the Lender.

With regard to the request for freezing the escrow funds noted above, the Brazilian court ordered Irgovel not to access those funds under the premise that the Sellers may have a right to those funds as originally contemplated in the Purchase Agreement.  A fine of R$10,000/day for violating that order was established by the court.  From the escrow release date of March 24, 2016 through today, no fine has been imposed.  We believe that with the final judgment in our favor, the Sellers no longer have any possible legal claim on the escrow funds and thus, the court will remove the freeze.  We are working with counsel in Brazil to effectuate that outcome.

Index
RiceBran Technologies
Notes to Unaudited Financial Statements

We believe that there are no significant remaining contingencies.  We recognized a gain of $1.6 million in the first quarter of 2016, equal to the difference between the $1.9 million escrow liability and the $0.3 million of resolved pre-acquisition contingencies that had either been paid or specifically identified and accrued.

Irgovel - Events of Default

As further described in Note 5, Irgovel is required to meet minimum annual processing targets or to achieve EBITDA on a local currency base of at least R$4.0 million annually. If not achieved, this would result in an event of default.  It is possible that an event of default may be triggered in the future and a waiver of non-compliance may not be obtained from the Investors.

NOTE 9. SEGMENT INFORMATION

The tables below present segment information for the periods identified and provide reconciliations of segment information to total consolidated information (in thousands).

Three Months Ended March 31, 2016	Corporate	USA	Brazil	Consolidated
Revenues	$-	$7,754	$2,297	$10,051
Cost of goods sold	-	5,294	2,520	7,814
Gross profit	-	2,460	(223)	2,237
Depreciation and amortization (in selling, general and administrative)	(23)	(314)	(11)	(348)
Other operating expense	(1,274)	(1,375)	(730)	(3,379)
Income (loss) from operations	$(1,297)	$771	$(964)	$(1,490)

Net income (loss) attributable to RiceBran Technologies shareholders	$433	$771	$(904)	$300
Interest expense	679	-	412	1,091
Depreciation (in cost of goods sold)	-	179	194	373
Purchases of property	-	65	143	208

Three Months Ended March 31, 2015	Corporate	USA	Brazil	Consolidated
Revenues	$-	$5,062	$4,597	$9,659
Cost of goods sold	-	3,412	5,193	8,605
Gross profit	-	1,650	(596)	1,054
Depreciation and amortization (in selling, general and administrative)	(15)	(393)	(97)	(505)
Other operating expense	(1,178)	(1,452)	(857)	(3,487)
Income (loss) from operations	$(1,193)	$(195)	$(1,550)	$(2,938)

Net income (loss) attributable to RiceBran Technologies shareholders	$(1,152)	$(195)	$(1,655)	$(3,002)
Interest expense	294	-	505	799
Depreciation (in cost of goods sold)	-	141	516	657
Purchases of property	-	236	71	307

The tables below present segment information for selected balance sheet accounts (in thousands).

Index
RiceBran Technologies
Notes to Unaudited Financial Statements

	Corporate	USA	Brazil	Consolidated
As of March 31, 2016
Inventories	$-	$3,641	$672	$4,313
Property, net	396	8,146	10,523	19,065
Goodwill	-	790	2,720	3,510
Intangible assets, net	-	944	-	944
Total assets	2,677	15,616	16,563	34,856

As of December 31, 2015
Inventories	-	3,302	555	3,857
Property, net	418	8,408	9,502	18,328
Goodwill	-	790	2,468	3,258
Intangible assets, net	-	1,225	-	1,225
Total assets	3,497	15,260	14,878	33,635

Corporate segment total assets include cash, restricted cash, property and other assets. All changes to goodwill in the first quarter of 2016 relate to changes in foreign currency translation.

We review our long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Subsequent to March 31, 2016, a number of economic and market conditions have arisen related to operations of our Brazil segment that impact raw bran availability and working capital necessary to acquire it.  Management cannot currently determine the outcome of these uncertainties. However, we will continue to assess and consider these additional uncertainties in the second quarter and future periods.  Additional information on impairment testing of long-lived assets, intangible assets and goodwill can be found in Note 9 – Intangible Assets and Goodwill, of our Annual Report on Form 10-K for the year ended December 31, 2015.

The following table presents revenue by geographic area for the three months ended March 31, 2016 and 2015 (in thousands).

	2016	2015
United States	$7,029	$4,962
Brazil	2,087	3,083
Other international	935	1,614
Total revenues	$10,051	$9,659

NOTE 10. FAIR VALUE MEASUREMENT

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of March 31, 2016, the fair value of our Corporate segment debt (Level 3 measurement) approximates the $9.0 million carrying value of that debt, based on current market rates for similar debt with similar maturities.  The fair value of our Brazil segment debt (Level 3 measurement) also approximates the $6.9 million carrying value of that debt based on the current market rates for similar debt with similar maturities.

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
Notes to Unaudited Financial Statements

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

	Level 1	Level 2	Level 3	Total
Total liabilities at fair value, as of March 31, 2016 - derivative warrant liabilities	$-	$-	$2,340	$2,340
Total liabilities at fair value, as of December 31, 2015 - derivative warrant liabilities	$-	$-	$678	$678

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

	March 31, 2016	December 31, 2015
Risk-free interest rate	0.5% - 1.2%	0.9% -1.2%
	(1.1% weighted average)	(1.1% weighted average)
Expected volatility	59% - 89%	71% - 89%
	(84% weighted average)	(78% weighted average)

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

Total Level 3 Fair Value	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
		(1)
Three Months Ended March 31, 2016, derivative warrant liabilities	$(678)	$811	$(2,473)	$(2,340)	$-
Three Months Ended March 31, 2015, derivative warrant liabilities	$(955)	$173	$-	$(782)	$173

(1)	Included in change in fair value of derivative warrant liabilities in our consolidated statements of operations.

NOTE 11. RELATED PARTY TRANSACTIONS

Transactions with Baruch Halpern

Entities beneficially owned by Baruch Halpern, a director, invested $2.6 million in our subordinated convertible notes and related warrants prior to 2015.  In the three months ended March 31, 2016 and 2015, we expensed and paid $0.1 million of interest on subordinated notes beneficially owned by Mr. Halpern.

In January 2016, we entered into a note payable with Mr. Halpern, in the principal amount of $0.3 million and issued Mr. Halpern warrants to acquire 25,000 share of common stock (exercise price of $5.25, January 2021 expiration).  Principal and all interest, accumulating at an 11.75% annual rate, was payable on October 31, 2016.  We paid the note and accumulated interest in full in March 2016.

Transactions with W. John Short

W. John Short, our chief executive officer and director, invested in $50,000 of our subordinated convertible notes and related warrants prior to 2015.  The terms of the notes beneficially owned by Mr. Short were modified in the fourth quarter of 2013.  In the three months ended March 31, 2016 and 2015, we paid approximately $10,000 of interest on subordinated notes beneficially owned by Mr. Short.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

See Note 2 – Liquidity, Going Concern and Management’s Plans in the Notes to Unaudited Financial Statements for a discussion of going concern considerations and management’s plans.

See Note 3 – Business in the Notes to Unaudited Financial Statements for a description of our business and the operating segments of our business.

See Note 9 – Segment Information in the Notes to Unaudited Financial Statements for a description of our long-lived asset impairment review.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2016 and 2015

Revenue and Gross Profit

Revenues (in thousands):

	Three Months Ended March 31,
	2016	% of Total Revenues	2015	% of Total Revenues	Change	% Change
USA segment	$7,754	77.1	$5,062	52.4	$2,692	53.2
Brazil segment	2,297	22.9	4,597	47.6	(2,300)	(50.0)
Total revenues	$10,051	100.0	$9,659	100.0	$392	4.1

Consolidated revenues for the first quarter of 2016 were $10.1 million compared to $9.7 million in the prior year quarter, an increase of $0.4 million, or 4.1%.

USA segment revenues increased $2.7 million, or 53.2% quarter over quarter.  Animal feed product and human nutrition product revenues both increased over 50%, quarter over quarter.  Animal nutrition revenue growth was driven by the supply and cooperation agreement entered into with Kentucky Equine Research (KER) at the end of December 2015.  Human nutrition revenue gains were primarily attributable to increased buying from the existing customer base and specifically the contract manufacturing accounts.

Brazil segment revenues decreased $2.3 million, or 50.0% in 2016, compared to 2015.  The average exchange rate decreased 27% quarter over quarter causing a $0.8 million reduction in Brazil segment revenue quarter over quarter.  On a local currency basis, Brazil segment revenue declined 33% quarter over quarter, on a 34% decline in volume (kg).  The decline in revenue in the first quarter of 2016 was due to challenging sourcing of raw bran caused by a confluence of three issues: (1) adverse weather conditions reducing the volume of rice during harvest, (2) an increase in competition for purchasing raw bran and (3) having sufficient working capital to meet raw bran supplier payment demands.  The decrease in access to raw bran caused a decline in production volume, resulting in a decrease in revenues.  The Brazil segment continues to sell everything it makes and demand remains strong from customers.

Gross profit (in thousands):

	Three Months Ended March 31,
	2016	Gross Profit %	2015	Gross Profit %	Change	Change in Gross Profit %
USA segment	$2,460	31.7	$1,650	32.6	$810	(0.9)
Brazil segment	(223)	(9.7)	(596)	(13.0)	373	3.3
Total gross profit	$2,237	22.3	$1,054	10.9	$1,183	11.4

Consolidated gross profit in the first quarter of 2016 improved $1.2 million, or 11.4 percentage points, to $2.2 million, compared to $1.1 million in 2015 first quarter.

The USA segment gross profit percentage decreased 0.9 percentage points to 31.7 in the first quarter of 2016, from 32.6 in the 2015 quarter.  The slight decline was primarily attributable to shifting sales mix from human ingredient to animal nutrition products.  As noted above, animal nutrition revenues were up significantly and represented a slightly higher percentage of total USA segment revenues.  Additionally, as part of the KER agreement, we are sharing one-fourth of our gross profit on equine nutrition customers with KER.  Over time, the additional volume generated by the agreement will drive down our per unit production costs and offset the sharing.  Raw bran prices also showed modest decreases but were offset by sales mix within the human nutrition category when comparing quarter over quarter.

Index
The Brazil segment experienced negative gross profit in the first quarter of 2016, primarily due to the three reasons stated above: (1) adverse weather conditions reducing the volume of rice during harvest, (2) an increase in competition for purchasing raw bran and (3) having sufficient working capital to meet raw bran supplier payment demands.  During the first quarter of 2016, obtaining adequate amounts of raw bran in order to operate the Irgovel plant at an appropriate level was and continues to be a challenge.  This caused a 47% decline in raw bran processing volume quarter over quarter which was offset by better pricing and improved sales mix.  For cost reasons, bagged animal feed production was eliminated in the middle of the first quarter in 2016 and all efforts were shifted to producing bulk animal feed which is a simpler operation that requires less personnel.  In spite of the first quarter lackluster performance, gross profit increased 3.3 percentage points when compared to 2015.  The improvement is primarily related to the truck driver strike that took place in the first quarter of 2015.  The strike impacted our ability to receive raw bran deliveries last year.  Further, when bran was delivered, the quality was impaired due to higher fatty acid levels associated with the extra time between milling and delivery to the plant.

We review our long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Subsequent to March 31, 2016, a number of economic and market conditions have arisen related to operations of our Brazil segment that impact raw bran availability and working capital necessary to acquire it.  These conditions have a negative impact on gross profit.  Management cannot currently determine the outcome of these uncertainties.  However, we will continue to assess and consider these additional uncertainties in the second quarter and future periods.  Additional information on impairment testing of long-lived assets, intangible assets and goodwill can be found in Note 9 – Intangible Assets and Goodwill, of our Annual Report on Form 10-K for the year ended December 31, 2015.

Operating Expenses (in thousands):

	Three Months Ended March 31, 2016
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,274	$1,375	$730	$3,379
Depreciation and amortization	23	314	11	348
Total operating expenses	$1,297	$1,689	$741	$3,727

	Three Months Ended March 31, 2015
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,178	$1,452	$857	$3,487
Depreciation and amortization	15	393	97	505
Total operating expenses	$1,193	$1,845	$954	$3,992

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$(96)	$77	$127	$108
Depreciation and amortization	(8)	79	86	157
Total operating expenses	$(104)	$156	$213	$265

Consolidated operating expenses were $3.7 million for the first quarter of 2016, compared to $4.0 million for the first quarter of 2015, a decrease of $0.3 million or 6.6%.

Consolidated selling, general and administrative expenses (SG&A) decreased $0.1 million quarter over quarter.

SG&A expenses in the Corporate and USA segments in the first quarter of 2016 were relatively unchanged from the prior quarter.

Brazil segment SG&A expenses decreased $0.1 million in 2016, mostly due to fluctuations in the exchange rates between the Brazilian Real and the US Dollar.  The average exchange rate decreased 27% quarter over quarter, offsetting a one-time severance expense of $0.2 million related to the reduction in staff associated with the bagged animal feed production eliminated in the middle of the first quarter 2016.

Consolidated depreciation and amortization decreased $0.2 million quarter over quarter, primarily due to the impact of certain USA segment and Brazil segment fixed assets becoming fully depreciated since the first quarter of 2015.

Index
Other Income (Expense) (in thousands):

	Three Months Ended March 31, 2016
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$34	$34
Interest expense	(679)	-	(412)	(1,091)
Change in fair value of derivative warrant liabilities	811	-	-	811
Gain on resolution of Irgovel purchase litigation	1,598	-	-	1,598
Foreign currency exchange, net	-	-	66	66
Other	-	-	(66)	(66)
Other income (expense)	$1,730	$-	$(378)	$1,352

	Three Months Ended March 31, 2015
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$49	$49
Interest expense	(294)	-	(505)	(799)
Change in fair value of derivative warrant liabilities	173	-	-	173
Gain on resolution of Irgovel purchase litigation	-	-	-	-
Foreign currency exchange, net	-	-	(219)	(219)
Other	155	-	(73)	82
Other income (expense)	$34	$-	$(748)	$(714)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$(15)	$(15)
Interest expense	(385)	-	93	(292)
Change in fair value of derivative warrant liabilities	638	-	-	638
Gain on resolution of Irgovel purchase litigation	1,598	-	-	1,598
Foreign currency exchange, net	-	-	285	285
Other	(155)	-	7	(148)
Other income (expense)	$1,696	$-	$370	$2,066

Consolidated other income (expense) was $1.4 million of other income for the first quarter of 2016, compared to other expense of $0.7 million for the first quarter of 2015.  The change is directly attributable to the gain on the resolution of Irgovel litigation contingency described below.

The Corporate segment experienced $1.7 million of additional other income, net.  A $0.4 million increase in interest expense was more than offset by a $1.6 million gain related to the reversal of the Irgovel purchase litigation contingency.  The increase in interest expense in the 2016 quarter included $0.2 million of additional interest expense related to amortized debt issuance costs associated with the repayment of $1.0 million of senior term debt, and included $0.1 million of bank fees for a first quarter 2016 modification of the senior lender agreements.  See Note 8 – Commitments and Contingencies, Irgovel Purchase, in the Notes to Unaudited Financial Statements for information related to the Irgovel purchase litigation contingency in the first quarter of 2016.  The gain related to the reversal of the Irgovel purchase litigation is nonrecurring in nature.

The Brazil segment other expense, net, decreased $0.4 million, primarily due to the $0.3 million change in foreign currency exchange, net, related to the impact of exchange rate changes on the Brazil segment’s US Dollar denominated debt.

Liquidity, Going Concern and Capital Resources

With respect to liquidity and capital resources, we manage the Brazil segment, consisting currently of our plant in Brazil, separately from our U.S. based Corporate and USA segments.  Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA.  Cash used in operating activities for the three months ended March 31, 2016 and 2015, is presented below by segment (in thousands).

Index
	Three Months Ended March 31, 2016
	Corporate and USA	Brazil	Consolidated
Net income (loss)	$1,205	$(1,343)	$(138)
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	516	205	721
Change in fair value of derivative warrant and conversion liabilities	(811)	-	(811)
Gain on resolution of Irgovel purchase litigation	(1,598)	-	(1,598)
Other adjustments, net	535	37	572
Changes in operating assets and liabilities	(1,285)	493	(792)
Net cash used in operating activities	$(1,438)	$(608)	$(2,046)

	Three Months Ended March 31, 2015
	Corporate and USA	Brazil	Consolidated
Net income (loss)	$(1,347)	$(2,299)	$(3,646)
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	549	613	1,162
Change in fair value of derivative warrant and conversion liabilities	(173)	-	(173)
Gain on resolution of Irgovel purchase litigation	-	-	-
Other adjustments, net	429	51	480
Changes in operating assets and liabilities	(300)	512	212
Net cash used in operating activities	$(842)	$(1,123)	$(1,965)

On a combined basis, the Corporate and USA segments used $1.4 million of cash in operating activities in the 2016 first quarter compared to using $0.8 million of operating cash in the first three months of 2015.  Corporate and USA segments used $0.9 million of additional working capital in the 2016 quarter to fund the increases in accounts receivable and inventory in the first quarter of 2016, which were driven by growth in sales.

Total liquidity (cash on hand and revolver availability) in the Corporate and USA segments increased approximately $1.2 million during the first quarter of 2016 primarily due to the two major liquidity events previously discussed (see Note 2 – Liquidity, Going Concern and Management’s Plan, in the Notes to Unaudited Financial Statements for information).  As of March 31, 2016, total liquidity is approximately $3.0 million.

The Brazil segment used $0.6 million in operating cash in the first quarter of 2016, compared to using $1.1 million of operating cash in the first quarter of  2015.  These losses were funded through additional equity contributions from the USA segment totaling $1.0 million and $1.1 million during the first quarters of 2016 and 2015, respectively.  The Brazil segment continues to require capital and will need additional cash investments in the latter half of the second quarter.  We are currently working with our minority partner to reach agreement on additional funding for Irgovel.  There are no assurances we will reach an agreement.  As of March 31, 2016, we may make additional investments in Nutra SA up to $0.5 million without prior approval of our senior lender.

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

Index
For further information about other critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Recent Accounting Pronouncements

See Note 1 – Basis of Presentation in the Notes to Unaudited Financial Statements for further discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizeations of the Treadway Commission (COSO 2013).  Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because we are an “emerging growth company” as defined in the JOBS Act, we are not currently required to comply with the auditor attestation requirements related to the internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 – Commitments and Contingencies, Irgovel Purchase in the Notes to Unaudited Financial Statements for information regarding certain legal proceedings to which we are a party.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition, liquidity or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

The other investors in Nutra SA may convert their membership interest in Nutra SA into shares of our common stock which creates equity overhang.

Pursuant to the Nutra SA Investor Rights Agreement, as amended, the other investors in Nutra SA may convert their membership interests in Nutra SA into shares of our common stock at any time prior to January 1, 2018.  The other investors of Nutra SA are entitled to an equity interest in our common stock such that the value of that common stock equals the appraised value of their interest in Nutra SA immediately prior to the conversion. Therefore the impact of a conversion is difficult to predict.  The possibility that substantial amounts of our common stock may be issued to the other investors in Nutra SA or the perception that such conversion could occur could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2016, we issued the securities described below without registration under the Securities Act.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  All issuances below were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

Index
On January 29, 2016, we entered into a note payable with a director in the principal amount of $0.3 million and in connection therewith we issued the director warrants to acquire 25,000 share of common stock (exercise price of $5.25, January 2021 expiration).  Principal and all interest on the note payable, accumulating at an 11.75% annual rate, was payable October 31, 2016.  We paid the note and accumulated interest in full in March 2016.

As a result of a February 22, 2016, preferred stock offering, we were required pursuant to the anti-dilution provisions contained under two warrants to reduce the exercise price on the warrants from $5.24 per share to $1.50 per share and to increase the number of shares of common stock underlying these warrants from 426,489 shares to 1,489,868 shares.  All of the changes were to warrants held by the existing warrant holder without additional consideration pursuant to the terms of the prior financings in connection with which the warrants were issued, and no commission or other remuneration was paid or given directly or indirectly to any person in connection therewith.

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

10.02
Limited Liability Company Agreement of RBT – Youji, LLC, dated February 8, 2016 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on February 9, 2016)

10.03
Voting Agreement and Irrevocable Proxy, dated February 8, 2016, with  Arvind Narula and Youji Company Limited (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on February 9, 2016)

10.04	Form of Securities Purchase Agreement, dated February 17, 2016 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on February 17, 2016)
10.05	Registration Rights Agreement, dated February 17, 2016 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on February 17, 2016)
10.06	Placement Agency Agreement, dated February 17, 2016 (incorporated herein by reference to exhibits previously filed on registrant’s current report on Form 8-K, filed on February 17, 2016)
10.07
Amendment to Loan, Guarantee and Security Agreement dated with Full Circle Capital Corporation, dated February 12, 2016 (incorporated herein by reference to exhibits previously filed on registrant’s annual report on Form 10-K, filed on March 30, 2016)

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

Dated: May 16, 2016

/s/ W. John Short
W. John Short
Chief Executive Officer

/s/ J. Dale Belt
Jerry Dale Belt
Chief Financial Officer