Form 10-Q
period 2016-06-30
RiceBran Technologies
filed 2016-08-11
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒ No ☐

As of August 5, 2016, shares of the registrant’s common stock outstanding totaled 10,596,990.

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

Unless the context requires otherwise, references to “we,” “us,” “our” and “the Company” refer to RiceBran Technologies and its consolidated subsidiaries.

Index
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

RiceBran Technologies
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2016 and 2015
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015

Revenues	$10,545	$11,405	$20,596	$21,065
Cost of goods sold	8,561	9,170	16,375	17,775
Gross profit	1,984	2,235	4,221	3,290

Operating expenses:
Selling, general and administrative	4,338	3,352	7,717	6,840
Depreciation and amortization	308	429	656	934
Goodwill impairment	3,024	-	3,024	-
Total operating expenses	7,670	3,781	11,397	7,774

Loss from operations	(5,686)	(1,546)	(7,176)	(4,484)

Other income (expense):
Interest income	(23)	19	10	68
Interest expense - accreted on debt	(111)	(130)	(403)	(338)
Interest expense - other	(630)	(745)	(1,429)	(1,335)
Change in fair value of derivative warrant liabilities	(1,663)	384	(852)	557
Gain on resolution of Irgovel purchase litigation	-	-	1,598	-
Foreign currency exchange, net	72	32	138	(188)
Loss on extinguishment of debt	-	(1,904)	-	(1,904)
Other income	-	8	1	166
Other expense	(75)	(82)	(141)	(158)
Total other (expense) income	(2,430)	(2,418)	(1,078)	(3,132)

Loss before income taxes	(8,116)	(3,964)	(8,254)	(7,616)
Income tax benefit	-	6	-	13
Net loss	(8,116)	(3,958)	(8,254)	(7,603)
Net loss attributable to noncontrolling interest in Nutra SA	1,508	432	1,946	1,076
Net loss attributable to RiceBran Technologies shareholders	(6,608)	(3,526)	(6,308)	(6,527)
Dividends on preferred stock--beneficial conversion feature	-	-	(551)	-
Net loss attributable to RiceBran Technologies common shareholders	$(6,608)	$(3,526)	$(6,859)	$(6,527)

Loss per share attributable to RiceBran Technologies common shareholders
Basic	$(0.72)	$(0.38)	$(0.74)	$(0.71)
Diluted	$(0.72)	$(0.38)	$(0.74)	$(0.71)

Weighted average number of shares outstanding
Basic	9,231,619	9,167,789	9,223,651	9,160,999
Diluted	9,231,619	9,167,789	9,223,651	9,160,999

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2016 and 2015
(Unaudited) (in thousands)

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015

Net loss	$(8,116)	$(3,958)	$(8,254)	$(7,603)

Other comprehensive income (loss) - foreign currency translation, net of tax	413	188	859	(1,229)

Comprehensive loss, net of tax	(7,703)	(3,770)	(7,395)	(8,832)

Comprehensive loss attributable to noncontrolling interest, net of tax	1,375	370	1,668	1,495

Total comprehensive loss attributable to RiceBran Technologies shareholders	$(6,328)	$(3,400)	$(5,727)	$(7,337)

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Balance Sheets
June 30, 2016 (Unaudited) and December 31, 2015
(in thousands, except share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,977	$1,070
Restricted cash	-	1,921
Accounts receivable, net of allowance for doubtful accounts of $587 and $512, respectively (variable interest entity restricted $378 and $1,003, respectively)	2,763	2,169
Inventories	3,980	3,857
Operating taxes recoverable	1,019	809
Deposits and other current assets	807	895
Total current assets	10,546	10,721
Property, net (variable interest entity restricted $2,427 and $2,102, respectively)	19,946	18,328
Goodwill	790	3,258
Intangible assets, net	711	1,225
Other long-term assets	122	103
Total assets	$32,115	$33,635

LIABILITIES, TEMPORARY EQUITY AND (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,268	$2,514
Accrued salary, wages and benefits	3,322	2,325
Accrued expenses	4,555	4,789
Current maturities of debt (variable interest entity nonrecourse $6,831 and $2,750, respectively)	11,061	5,050
Total current liabilities	22,206	14,678
Long-term debt, less current portion (variable interest entity nonrecourse $0 and $3,553, respectively)	5,356	10,908
Derivative warrant liabilities	4,004	678
Deferred tax liability	34	34
Total liabilities	31,600	26,298

Commitments and contingencies

Temporary equity
Preferred stock, Series F, convertible, 20,000,000 shares authorized, 3,000 convertible shares issued and outstanding at June 30, 2016	551	-
Redeemable noncontrolling interest in Nutra SA	-	69
Total temporary equity	551	69

Equity:
Equity attributable to RiceBran Technologies shareholders:
Common stock, no par value, 25,000,000 shares authorized, 10,496,990 and 9,537,415 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	263,468	262,895
Accumulated deficit	(257,597)	(250,738)
Accumulated deficit attributable to noncontrolling interest in Nutra SA	(1,599)	-
Accumulated other comprehensive loss	(4,308)	(4,889)
Total (deficit) equity attributable to RiceBran Technologies shareholders	(36)	7,268
Total liabilities, temporary equity and (deficit) equity	$32,115	$33,635

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2016 and 2015
(Unaudited) (in thousands)

	2016	2015
Cash flow from operating activities:
Net loss	$(8,254)	$(7,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,485	2,344
Stock and share-based compensation	477	402
Change in fair value of derivative warrant and conversion liabilities	852	(557)
Goodwill impairment	3,024	-
Gain on resolution of Irgovel purchase litigation	(1,598)	-
Loss on extinguishment of debt	-	1,904
Deferred tax benefit	-	(13)
Interest accreted	403	339
Other	84	135
Changes in operating assets and liabilities:
Accounts receivable	(452)	(363)
Inventories	45	(263)
Accounts payable and accrued expenses	2,107	1,432
Other	139	(119)
Net cash used in operating activities	(1,688)	(2,362)

Cash flows from investing activities:
Change in restricted cash	1,921	-
Purchases of property	(417)	(575)
Net cash provided by (used in) investing activities	1,504	(575)

Cash flows from financing activities:
Payments of debt	(20,276)	(7,348)
Proceeds from issuance of debt, net of issuance costs	18,560	-
Proceeds from issuance of debt and warrants, net of issuance costs	300	9,246
Proceeds from issuance of preferred stock and warrants, net of issuance costs	2,554	-
Payment of payroll taxes on stock-based compensation through shares withheld	(9)	-
Net cash provided by financing activities	1,129	1,898

Effect of exchange rate changes on cash and cash equivalents	(38)	50
Net change in cash and cash equivalents	907	(989)
Cash and cash equivalents, beginning of period	1,070	3,610
Cash and cash equivalents, end of period	$1,977	$2,621

Supplemental disclosures:
Cash paid for interest	$942	$848
Cash paid for income taxes	-	-

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (interim financial statements) of RiceBran Technologies and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes and other financial information included in audited financial statements were condensed or omitted.  The interim financial statements contain all adjustments necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented.

These interim financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2015. The report of our independent registered public accounting firm that accompanies the audited consolidated financial statements for the year ended December 31, 2015, included in that Annual Report on Form 10-K, contains a going concern explanatory paragraph in which our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.  The accompanying interim financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The results reported in these interim financial statements are not necessarily indicative of the results to be expected for the full fiscal year, or any other future period, and have been prepared assuming we will continue as a going concern based on the realization of assets and the satisfaction of liabilities in the normal course of business.

Certain reclassifications have been made to amounts reported for the prior year to achieve consistent presentation with the current year.  These reclassifications had no effect on the Company’s results of operations for any of the periods presented.

Recent Accounting Guidance

Recent accounting guidance not yet adopted

In August 2014, the Financial Accounting Standards Board (FASB) issued guidance which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements.  Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern  The guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  We will adopt this standard in the fourth quarter of 2016, and we do not expect the adoption to have a material effect on our results or operations.

In May 2014, the FASB issued guidance on revenue from contracts with customers to clarify the principles for recognizing revenue and develop a common revenue standard for GAAP and International Financial Reporting Standards.  Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  The guidance is effective for our annual and interim periods beginning in 2018. Early adoption is permitted.  We have not yet determined the impact that the new guidance will have on our results of operations and financial position and have not yet determined if we will early adopt the standard.

In February 2016, the FASB issued guidance which changes the accounting for leases.  As under prior GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease for us as a lessee depend primarily on the lease’s classification as a finance or operating lease.  For both types of leases, lessees will recognize a right-of-use asset and a lease liability.  For capital or finance leases, lessees will recognize amortization of the right-of-use asset separately from interest expense on the lease liability.  The guidance is effective for our annual and interim periods beginning in 2019 and must be adopted on a modified retrospective approach.  Early adoption is allowed.  We have not yet determined the impact that the new guidance will have on our results of operations, financial position and cash flows and have not yet determined if we will early adopt the standard.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

In March 2016, the FASB issued new guidance that changes the accounting for certain aspects of share-based payments to employees.  The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled.  In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows.  The guidance also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur.  The guidance is effective for our annual and interim periods beginning in 2017 with early adoption permitted.  We have not yet determined the impact that the new guidance will have on our results of operations, financial position and cash flows and have not yet determined if we will early adopt the standard.

In June 2016, the FASB issued a new credit loss standard that replaces the incurred loss impairment methodology in current GAAP.  The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments.  For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  It is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods.  Early adoption for fiscal years beginning after December 15, 2018 is permitted.  Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period.  We have not yet determined the impact that the new guidance will have on our results of operations, financial position and cash flows and have not yet determined if we will early adopt the standard.

Recently adopted accounting guidance

In February 2015, the FASB issued guidance which makes targeted amendments to current consolidation guidance.  Among other things, the standard changes the manner in which we would assess one of the characteristics of variable interest entities (VIEs) and introduces a separate analysis specific to limited partnerships and similar entities (such as Nutra SA, LLC) for assessing if the equity holders at risk lack decision making authority.  Limited partnerships and similar entities will be a VIE unless the limited partners hold substantive kick-out rights or participating rights.  A right to liquidate an entity is akin to a kick-out right.  Guidance for limited partnerships under the voting model has been eliminated.  A limited partner and similar partners with a controlling financial interest obtained through substantive kick-out rights would consolidate a limited partnership or similar entity.  Upon adoption in the first quarter of 2016, there was no impact on our financial position or results of operations.  Specifically, under the new guidance, we continue to be the primary beneficiary of Nutra SA, LLC.

NOTE 2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLAN

We continued to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern.  We believe that we will be able to obtain additional funds to operate our business, should it be necessary; however, there can be no assurances that our efforts will prove successful.  The accompanying interim financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Brazil segment consists of the consolidated operations of Nutra SA LLC (Nutra SA), whose only operating subsidiary is Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), located in Pelotas, Brazil.  Irgovel completed the final stages of a major capital expansion during the first quarter of 2015.  Throughout 2014, significant cash was used during the shutdown period and subsequent restart of the plant.  In 2016, 2015 and 2014, we invested $1.1 million, $3.6 million and $10.3 million, respectively, in Nutra SA to fund completion of the capital project and Irgovel working capital needs. As of June 30, 2016, we may make additional investments in Nutra SA up to $0.4 million without prior approval of the Lender.

In May 2015, the USA segment entered into an $8 million senior secured credit facility agreement with a lender (the Lender) consisting of a $3.5 million revolving loan, not to exceed a borrowing base, as defined in the agreement, and an initial $2.5 million term loan, which term loan may be increased at the Lender’s discretion by up to $2.0 million within 2 years.  In February 2016, we issued and sold preferred stock and warrants that netted proceeds of $2.6 million.  Funds received under the facility with the Lender and from the February offering are being used for working capital and capital expenditure needs in both of our operating segments.

In March 2016, the restricted cash previously held in a $1.9 million escrow account associated with the purchase of Irgovel (see Note 9) was released to us pursuant to a court order.  We repaid $1.0 million of the term loan with the Lender upon receipt of funds from the escrow account.  In addition, we repaid a $0.3 million short-term note from a related party (see Note 12).

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

In the second quarter of 2016, the Brazil segment has experienced severe cash shortages resulting in an increase in accounts payable (principally to raw bran suppliers) and accrued payroll related tax obligations as we delayed non-essential payments.  The nonpayment of working capital liabilities has resulted in suppliers refusing to ship raw bran and other materials necessary to maintain steady operation of the plant.  In addition to the working capital issues, the funds necessary to meet scheduled debt payments no longer exist without additional equity funding. As a result, the Brazil segment ceased making all bank debt payments in the second quarter of 2016. Discussions have ensued with the related banks with regard to renegotiation of existing debt agreements. However, there is no assurance these discussions will be successful. We are currently working with our minority partner to reach agreement on additional funding for Irgovel.  While these discussions have been ongoing for several months, we have not reached an agreement and there are no assurances we will reach an agreement.

NOTE 3. BUSINESS

We are a human food ingredient, nutritional supplement and animal nutrition company focused on value-added processing and marketing of healthy, natural and nutrient dense products derived from raw rice bran, an underutilized by-product of the rice milling industry.  Using our bio-refining business model, we apply our proprietary and patented technologies and intellectual properties to convert raw rice bran into numerous high value products including: stabilized rice bran (SRB); rice bran oil (RBO); defatted rice bran (DRB); RiBalance, a complete rice bran nutritional package derived from further processing of SRB; RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of RiBalance; RiFiber, a fiber rich insoluble derivative of RiBalance; ProRyza, rice bran protein-based products, and a variety of other valuable derivatives extracted from these core products.  Our target markets are natural food, functional food, nutraceutical supplement and animal nutrition manufacturers, wholesalers and retailers, both domestically and internationally.

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

The combined operations of our USA and Brazil segments encompass our bio-refining approach to processing raw rice bran into various high quality, value-added constituents and finished products.  Over the past decade, we have developed and optimized our proprietary bio-refining processes to support the production of healthy, natural, hypoallergenic, gluten free and non-genetically modified ingredients and supplements for use in human meats, baked goods, cereals, coatings, health foods, nutritional supplements, nutraceuticals and high-end animal nutrition and health products.

The USA segment produces SRB inside two supplier rice mills in California and our facility in Mermentau, Louisiana.  A facility located in Lake Charles, Louisiana has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces our Stage II products: RiBalance, a complete rice bran nutritional package derived from further processing of SRB; RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of RiBalance; RiFiber, a fiber rich insoluble derivative of RiBalance; ProRyza, rice bran protein-based products; and a variety of other valuable derivatives extracted from these core products.  The manufacturing facilities included in our USA segment have proprietary processing equipment and process patented technology for the stabilization and further processing of rice bran into finished products.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4. LOSS PER SHARE (EPS)

Basic EPS is calculated under the two-class method under which all earnings (distributed and undistributed) allocated to each class of common stock and participating securities based on their respective rights to receive dividends.  Our Series F Convertible Preferred Stock (the Series F Preferred Stock) is considered a participating security as the security holders may participate in undistributed earnings with holders of common shares.  The holders of the Series F Preferred Stock are not obligated to share in net losses of the Company.

Diluted EPS is computed by dividing the net income attributable to RiceBran Technologies shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the impact of assumed exercises and conversions is dilutive.  The dilutive effect of outstanding options, warrants and nonvested shares that vest solely on the basis of a service condition is calculated using the treasury stock method.  The dilutive effect of the Series F Preferred Stock is calculated using the if-converted method.

Below are reconciliations of the numerators and denominators in the EPS computations for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to RiceBran Technologies shareholders	$(6,608)	$(3,526)	$(6,308)	$(6,527)
Dividend on preferred stock--beneficial conversion feature	-	-	(551)	-
Basic and diluted - net loss attributable to RiceBran Technologies common shareholders	$(6,608)	$(3,526)	$(6,859)	$(6,527)

DENOMINATOR:
Basic EPS - weighted average number of common shares outstanding	9,231,619	9,167,789	9,223,651	9,160,999
Effect of dilutive securities outstanding	-	-	-	-
Diluted EPS - weighted average number of shares outstanding	9,231,619	9,167,789	9,223,651	9,160,999

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive:
Stock options	353,186	260,632	355,286	262,468
Warrants	10,842,006	6,827,953	9,777,065	6,665,956
Nonvested stock	1,265,386	177,840	1,066,236	172,522
Convertible preferred stock	2,000,000	-	1,417,582	-

The impact of potentially dilutive securities outstanding at June 30, 2016 and 2015, was not included in the calculation of diluted EPS for the three and six months ended June 30, 2016 and 2015 because to do so would be antidilutive.  Those securities listed in the table above which were antidilutive for the periods presented, which remain outstanding, could potentially dilute EPS in the future.

NOTE 5. GOODWILL

The following table reflects goodwill allocated to each reporting segment at June 30, 2016 and December 31, 2015 (in thousands):

	USA Segment	Brazil Segment	Total Goodwill
Balance, December 31, 2015	$790	$2,468	$3,258
Goodwill impairment	-	(3,024)	(3,024)
Effect of change in exchange rates	-	556	556
Balance, June 30, 2016	$790	$-	$790

Several economic factors occurred during the second quarter of 2016, specifically related to our Brazil segment, including a decline in raw bran availability and continuing operating losses resulting in a lack of working capital.  Due to the lack of working capital, the Brazil segment ceased making all bank debt payments in the second quarter of 2016.  These events resulted in the need to perform an interim impairment test of our goodwill as of June 30, 2016, which resulted in an estimated goodwill write-down of $3.0 million in the second quarter of 2016, which was recorded in our Brazil segment. Pursuant to the procedures required to complete the two step goodwill impairment test, we will finalize the amount of the goodwill impairment charge during the third quarter of 2016, which could result in an increase or decrease to the estimated impairment charge recognized in the second quarter. The goodwill impairment charge does not affect the debt covenants under the Company's existing credit facility.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6. REDEEMABLE NONCONTROLLING INTEREST IN NUTRA SA

We hold a variable interest which relates to our equity interest in Nutra SA.  Our variable interest in Nutra SA is our Brazil segment.  We are the primary beneficiary of Nutra SA, and as such, Nutra SA’s assets, liabilities and results of operations are included in our condensed consolidated financial statements.  The other equity holders’ (Investors) interests are reflected in net loss attributable to noncontrolling interest in Nutra SA in the condensed consolidated statements of operations and redeemable noncontrolling interest in Nutra SA in the condensed consolidated balance sheets.  Due to the goodwill impairment charge recorded in the second quarter of 2016 combined with continuing operating losses, the carrying amount of the redeemable noncontrolling interest reflects a deficit balance beginning in the second quarter of 2016.  This deficit balance is reflected in the total (deficit) equity attributable to RiceBran Technologies shareholders section of our condensed consolidated balance sheet at June 30, 2016.  Prior to June 30, 2016, the redeemable noncontrolling interest was reflected in the total temporary equity section of our condensed consolidated balance sheet.  A summary of the carrying amounts of Nutra SA balances included in our condensed consolidated balance sheets follows (in thousands).

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$201	$104
Other current assets (restricted $378 and $1,003)	2,130	2,760
Property, net (restricted $2,427 and $2,102)	11,491	9,502
Goodwill and intangibles, net	-	2,468
Other noncurrent assets	63	43
Total assets	$13,885	$14,877

Current liabilities	$7,160	$4,647
Current portion of long-term debt (nonrecourse)	6,831	2,750
Long-term debt, less current portion (nonrecourse)	-	3,553
Total liabilities	$13,991	$10,950

Nutra SA’s debt is secured by its accounts receivable and property.  The non-Brazilian entities within the consolidated ownership group do not guarantee any of Nutra SA’s debt.

During the first six months of 2016, we invested an additional $1.1 million in Nutra SA.  Upon receipt of the escrow funds by us on March 24, 2016 (see Note 9), Nutra SA redeemed a certain number of units held by us equal to $1.7 million, which resulted in a slight decrease in our membership interest in Nutra SA.  Our membership interest subsequently increased due to additional investments.

A summary of changes in redeemable noncontrolling interest in Nutra SA follows for the three and six months ended June 30, 2016 and 2015 (in thousands).

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Redeemable noncontrolling interest in Nutra SA, beginning of period	$(224)	$1,376	$69	$2,643
Investors' interest in net loss of Nutra SA	(1,508)	(432)	(1,946)	(1,076)
Investors' interest in other comprehensive loss of Nutra SA	133	62	278	(418)
Accumulated Yield classified as other current liability	-	(144)	-	(287)
Redeemable noncontrolling interest in Nutra SA, end of period	$(1,599)	$862	$(1,599)	$862

Investors' average interest in Nutra SA during the period	32.4%	33.2%	32.1%	33.7%
Investors' interest in Nutra SA at the end of the period	32.4%	32.1%	32.4%	32.1%

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The Investors have drag along rights which allow the Investors to force a sale of Nutra SA assets after January 1, 2018.  The right terminates upon the occurrence of certain events (a $50 million Nutra SA initial public offering or a change of control, as defined in the original limited liability company agreement (LLC Agreement).  We may elect to exercise a right of first refusal to purchase the Investors’ interest instead of proceeding to a sale.  We have assessed the likelihood of the Investors exercising these rights as less than probable at June 30, 2016.  We will continue to evaluate the probability of the Investors exercising their drag along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors will exercise these rights.

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

As of June 30, 2016, there have been no unwaived events of default.  Events of default, as defined in the Membership Interest Purchase Agreement (MIPA) and the October 2013 amendment of investment agreements, are failure of Irgovel to meet minimum annual processing targets or failure to achieve EBITDA on a local currency basis of at least R$4.0 million annually.

As of June 30, 2016, there have been no qualifying events.  The LLC Agreement defines a qualifying event as the bankruptcy of RiceBran Technologies or Nutra SA.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7. DEBT

The following table summarizes current and long-term portions of debt (in thousands):

	June 30, 2016	December 31, 2015
Corporate segment:
Senior revolving loan	$2,123	$1,617
Senior term loan, net	840	1,407
Subordinated notes, net, maturing in May 2018, principal $6.3 million	6,320	6,310
Subordinated notes, net, due in July 2016, principal $0.2 million	215	205
Other	88	116
	9,586	9,655
Brazil segment:
Capital expansion loans	2,395	2,067
Working capital lines of credit	646	828
Advances on customer export orders	1,110	1,310
Special tax programs	2,650	2,064
Other	30	34
	6,831	6,303
Total debt	16,417	15,958
Current portion	11,061	5,050
Long-term portion	$5,356	$10,908

In January 2016, we entered into a note payable with a director in the principal amount of $0.3 million and issued the director warrants to acquire 25,000 shares of common stock (exercise price of $5.25, exercisable immediately and expiring in January 2021).  On the date of issuance, we recorded the warrant at fair value as a derivative warrant liability, pursuant to the Share Sequencing (see Note 8), and recorded a corresponding debt discount which amortized to interest expense when we repaid the note and accumulated interest in full in March 2016.

In February 2016, we entered into an agreement with the Lender which modified the financial covenants to require that (a) from February 1, 2016 to July 15, 2016, we maintain cash on hand, including availability under our revolving loan with the Lender, of not less than $1.5 million, provided that at least $0.8 million of such amount must be in the form of cash on hand, and (b) we maintain an average monthly adjusted EBITDA, as defined by the agreement, calculated over each consecutive three-month period beginning on January 1,  February 1, March 1, April 1 and May 1, 2016, of not less than $0.1 million.  The Lender also waived, for the first two quarters of 2016, any non-compliance with the financial covenants in the May 2015 agreement.  We may not be able to comply with the original May 2015 covenants without further modifications from the Lender.  Therefore, as of June 30, 2016, we have recorded the term loan, net of related debt issuance costs, as a current portion of long-term debt.  As of June 30, 2016, we are in compliance with the financial covenants associated with our debt agreements, as modified and discussed above.

In March 2016, we repaid $1.0 million of the senior term loan principal outstanding, which as of December 31, 2015, had been scheduled to be repaid in 2018, as required under the February agreement with the Lender described above.  In the first quarter of 2016, we expensed $0.2 million of debt issuance costs to interest expense as a result of that repayment.  We also paid a $0.1 million amendment fee in the first quarter of 2016, which is included in interest expense in our condensed consolidated statement of operations. In June 2016, we entered into an amendment agreement with our lender to extend the prior modification of the loan agreement to September 30, 2016 (see Note 8 for additional information related to the repricing of warrants associated with this modification).

During the second quarter of 2016, the Brazil segment did not have sufficient working capital to make their scheduled debt payments, and, as a result, the Brazil segment ceased making all bank debt payments in the second quarter.  Therefore, we have recorded all Brazil segment debt as current, regardless of maturity date.  Discussions have ensued with the related banks with regard to renegotiation of existing debt agreements. However, there is no assurance these discussions will be successful.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8. EQUITY, SHARE-BASED COMPENSATION AND WARRANTS

In February 2016, our board of directors authorized the issuance of 3,000 shares of Series F Preferred Stock.  The Series F Preferred Stock is non-voting and may be converted into a total of 2,000,000 shares of our common stock at the holder’s election at any time, subject to certain beneficial ownership limitations, at a ratio of 1 preferred share for 666.66666 shares of common stock.  The Series F Preferred Stock is only entitled to receive dividends if we declare dividends, in which case the dividend will be paid (i) first an amount equal to $0.01 per share of preferred stock and (ii) then to and in the same form as dividends paid on shares of our common stock.  Otherwise, the Series F Preferred Stock has no liquidation or other preferences over our common stock.

The number of common shares and warrants issuable if the Investors elect the Exchange Right is variable and indeterminate.  For accounting purposes, we are not able to conclude that we have sufficient authorized and unissued shares to settle all contracts subject to the FASB’s derivative guidance.  Our adopted sequencing approach is based on earliest issuance date (the Share Sequencing), therefore we are required to record certain warrants issued after the right was granted to the Investors in June 2015 at fair value, as derivative warrant liabilities.  For the same reason, the 3,000 shares of Series F Preferred Stock, which are convertible to 2,000,000 shares of our common stock, have been recorded in temporary equity on our condensed consolidated balance sheet.

A summary of equity activity for the six months ended June 30, 2016, (in thousands, except share data) follows.

	Common Stock		Accumulated	Accumulated Deficit Attributable to Noncontrolling Interest in	Accumulated Other Comprehensive	Total (Deficit)
	Shares	Amount	Deficit	Nutra SA	Loss	Equity
Balance, December 31, 2015	9,537,415	$262,895	$(250,738)	$-	$(4,889)	$7,268
Share-based compensation, employees and directors	-	456	-	-	-	456
Issuance of preferred stock and warrants	-	(447)	-	-	-	(447)
Dividend on preferred stock--beneficial conversion feature	-	551	(551)	-	-	-
Issuance of common stock to supplier	950,000	-	-	-	-	-
Other	9,575	13	-	-	-	13
Accumulated deficit attributable to noncontrolling interest in Nutra SA	-	-	-	(1,599)	-	(1,599)
Foreign currency translation	-	-	-	-	581	581
Net loss	-	-	(6,308)	-	-	(6,308)
Balance, June 30, 2016	10,496,990	$263,468	$(257,597)	$(1,599)	$(4,308)	$(36)

In February 2016, we issued 950,000 shares of common stock to a supplier.  The shares are being held in escrow until earned (as defined in our agreement) at a fixed price of $2.80 per share.  As of June 30, 2016, none of the shares have been released from escrow.

A summary of warrant activity for the six months ended June 30, 2016, (in thousands, except share and per share data) follows.

	Equity Warrants			Liability Warrants
	Shares Underlying	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Underlying	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2015	6,367,139	$5.73	3.4	726,489	$5.24	2.9
Issued	-	NA		2,685,000	2.03	4.5
Impact of anti-dilution clauses	-	NA		1,063,379	1.50	1.3
Exercised	-	NA		-	NA
Forfeited, expired or cancelled	-	NA		-	NA
Outstanding, June 30, 2016	6,367,139	$5.73	3.0	4,474,868	$1.84	3.8
Exercisable, June 30, 2016	6,367,139	$5.73	3.0	1,814,868	$1.61	1.9

In January 2016, we entered into a note payable with a director in the principal amount of $0.3 million and issued the director warrants to acquire 25,000 share of common stock (exercise price of $5.25, exercisable immediately and expiring in January 2021).  On the date of issuance, we recorded the warrant at fair value as a derivative warrant liability, pursuant to the Share Sequencing, and recorded a corresponding debt discount which amortized to interest expense when we repaid the note and accumulated interest in full in March 2016.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

In February 2016, we issued and sold 3,000 shares of Series F Preferred Stock for $1,000 per share and sold warrants to purchase 2,660,000 shares of common stock (exercise price of $2.00 per share, exercisable beginning in August 2016 and expiring in August 2021).  The underwriters of the offering received a cash fee of $0.2 million.  The net proceeds from the offering was $2.6 million, after deducting underwriting discounts, commissions and other cash offering expenses of $0.4 million.  On the date of issuance, we allocated $2.5 million of the $3.0 million gross proceeds to derivative warrant liability, to record the warrants at fair value and recorded the remaining $0.5 million proceeds as preferred stock.  We recorded a dividend on preferred stock for the preferred stock beneficial conversion feature equal to the proceeds allocated to the preferred stock at issuance ($0.5 million), as the fair value of the common stock underlying the convertible preferred stock at issuance was $2.7 million.  As a result of this offering, the exercise price of certain warrants that contain full ratchet anti-dilution provisions was reduced from $5.24 per share to $1.50 per share and the number of shares of common stock underlying these warrants increased from 426,489 shares to 1,489,868 shares.

In June 2016, we entered into an amendment agreement with our Lender to extend the prior modification of the loan agreement.  In connection with this amendment, we repriced a previously issued warrant held by the Lender from $5.25 per share to $1.85 per share.  Both prior to and subsequent to the modification, we recorded the warrant at fair value as a derivative warrant liability, pursuant to the Share Sequencing, with changes in fair value recorded in the condensed consolidated statements of operations.

NOTE 9. COMMITMENTS AND CONTINGENCIES

In addition to the matters discussed below, from time to time we are involved in litigation incidental to the conduct of our business.  We record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.  Legal costs are expensed as incurred and are included in professional fees.  While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position, results of operations or cash flows.

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

On February 6, 2009, the Sellers filed a collection lawsuit against us seeking payment of the second installment of the purchase price under the Purchase Agreement, which the Sellers assert is approximately $1.0 million.  We have withheld payment of the second installment pending resolution of the Resyng lawsuit noted above.  RiceBran Technologies, the parent company, has not been served with any formal notices in regard to this matter.  To date, only Irgovel has received formal legal notice.  In addition, the Purchase Agreement requires that all disputes between us and the Sellers be adjudicated through arbitration.  In 2015, a final unappealable arbitration award was granted in our favor.  We are considering collection actions against the Sellers for amounts awarded in excess of the escrow funds described below and have a contingent gain in an amount that is not currently determinable.

As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  As of December 31, 2015, the balance in the escrow account was $1.9 million and was included in restricted cash in our condensed consolidated balance sheet.  On January 12, 2016, the US District Court for the District of Arizona entered a final judgment in our favor affirming the arbitration award received in Brazil.  On March 24, 2016, the $1.9 million in the escrow account was released to us to fund the award owed to us by the Sellers and, as required under an agreement with the Lender, we repaid $1.0 million of the term loan with the Lender.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

With regard to the request for freezing the escrow funds noted above, the Brazilian court ordered Irgovel not to access those funds under the premise that the Sellers may have a right to those funds as originally contemplated in the Purchase Agreement.  A fine of R$10,000/day for violating that order was established by the court.  From the escrow release date of March 24, 2016 through today, no fine has been imposed.  We believe that with the final judgment in our favor, the Sellers no longer have any possible legal claim on the escrow funds and, thus, the court will remove the freeze.  We are working with counsel in Brazil to effectuate that outcome.

We believe that there are no significant remaining contingencies.  We recognized a gain of $1.6 million in the first quarter of 2016, equal to the difference between the $1.9 million escrow liability and the $0.3 million of resolved pre-acquisition contingencies that had either been paid or specifically identified and accrued.

Irgovel - Events of Default

As further described in Note 6, Irgovel is required to meet minimum annual processing targets or to achieve EBITDA in local currency of at least R$4.0 million annually. If not achieved, this would result in an event of default.  It is possible that an event of default may be triggered in the future and a waiver of non-compliance may not be obtained from the Investors.

NOTE 10. SEGMENT INFORMATION

The tables below present segment information for the periods identified and provide reconciliations of segment information to total consolidated information (in thousands).

Three Months Ended June 30, 2016	Corporate	USA	Brazil	Consolidated
Revenues	$-	$8,778	$1,767	$10,545
Cost of goods sold	-	6,132	2,429	8,561
Gross profit	-	2,646	(662)	1,984
Depreciation and amortization (in selling, general and administrative)	(23)	(270)	(15)	(308)
Other operating expense	(2,387)	(1,325)	(3,650)	(7,362)
Income (loss) from operations	$(2,410)	$1,051	$(4,327)	$(5,686)

Net income (loss) attributable to RiceBran Technologies shareholders	$(4,527)	$1,051	$(3,132)	$(6,608)
Interest expense	454	-	287	741
Depreciation (in cost of goods sold)	-	224	232	456
Purchases of property	-	123	86	209

Six Months Ended June 30, 2016	Corporate	USA	Brazil	Consolidated
Revenues	$-	$16,532	$4,064	$20,596
Cost of goods sold	-	11,426	4,949	16,375
Gross profit	-	5,106	(885)	4,221
Depreciation and amortization (in selling, general and administrative)	(46)	(584)	(26)	(656)
Other operating expense	(3,661)	(2,700)	(4,380)	(10,741)
Income (loss) from operations	$(3,707)	$1,822	$(5,291)	$(7,176)

Net income (loss) attributable to RiceBran Technologies shareholders	$(4,094)	$1,822	$(4,036)	$(6,308)
Interest expense	1,133	-	699	1,832
Depreciation (in cost of goods sold)	-	403	426	829
Purchases of property	-	188	229	417

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended June 30, 2015	Corporate	USA	Brazil	Consolidated
Revenues	$-	$6,889	$4,516	$11,405
Cost of goods sold	-	4,638	4,532	9,170
Gross profit	-	2,251	(16)	2,235
Depreciation and amortization (in selling, general and administrative)	(19)	(395)	(15)	(429)
Other operating expense	(1,442)	(747)	(1,163)	(3,352)
Income (loss) from operations	$(1,461)	$1,109	$(1,194)	$(1,546)

Net income (loss) attributable to RiceBran Technologies shareholders	$(3,332)	$1,109	$(1,303)	$(3,526)
Interest expense	357	-	518	875
Depreciation (in cost of goods sold)	-	296	457	753
Purchases of property	-	115	153	268

Six Months Ended June 30, 2015	Corporate	USA	Brazil	Consolidated
Revenues	$-	$11,952	$9,113	$21,065
Cost of goods sold	-	8,051	9,724	17,775
Gross profit	-	3,901	(611)	3,290
Depreciation and amortization (in selling, general and administrative)	(34)	(788)	(112)	(934)
Other operating expense	(2,620)	(2,199)	(2,021)	(6,840)
Income (loss) from operations	$(2,654)	$914	$(2,744)	$(4,484)

Net income (loss) attributable to RiceBran Technologies shareholders	$(4,483)	$914	$(2,958)	$(6,527)
Interest expense	650	-	1,023	1,673
Depreciation (in cost of goods sold)	-	437	973	1,410
Purchases of property	-	351	224	575

The tables below present segment information for selected balance sheet accounts (in thousands).

	Corporate	USA	Brazil	Consolidated
As of June 30, 2016
Inventories	$-	$3,656	$324	$3,980
Property, net	438	8,017	11,491	19,946
Goodwill	-	790	-	790
Intangible assets, net	-	711	-	711
Total assets	2,207	16,023	13,885	32,115

As of December 31, 2015
Inventories	-	3,302	555	3,857
Property, net	418	8,408	9,502	18,328
Goodwill	-	790	2,468	3,258
Intangible assets, net	-	1,225	-	1,225
Total assets	3,497	15,260	14,878	33,635

Corporate segment total assets include cash, restricted cash, property and other assets.

We review our long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  During the second quarter of 2016, a number of economic and market conditions have arisen related to operations of our Brazil segment that impact raw bran availability and working capital necessary to acquire it, resulting in the Brazil segment taking an estimated goodwill impairment charge of $3.0 million (see Note 5).  Additional information on impairment testing of long-lived assets, intangible assets and goodwill can be found in Note 9 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents revenue by geographic area for the three and six months ended June 30, 2016 and 2015 (in thousands).

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
United States	$8,344	$6,861	$15,373	$11,823
Brazil	888	2,819	2,975	5,902
Other international	1,313	1,725	2,248	3,340
Total revenues	$10,545	$11,405	$20,596	$21,065

NOTE 11. FAIR VALUE MEASUREMENTS

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of June 30, 2016, the fair value of our Corporate segment debt (Level 3 measurement) approximates the $9.6 million carrying value of that debt, based on current market rates for similar debt with similar maturities.  The fair value of our Brazil segment debt (Level 3 measurement) also approximates the $6.8 million carrying value of that debt based on the current market rates for similar debt with similar maturities.

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

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our condensed consolidated balance sheets (in thousands):

	Level 1	Level 2	Level 3	Total
Total liabilities at fair value, as of June 30, 2016 - derivative warrant liabilities	$-	$-	$4,004	$4,004
Total liabilities at fair value, as of December 31, 2015 - derivative warrant liabilities	$-	$-	$678	$678

Warrants accounted for as derivative liabilities are valued using the lattice model each reporting period and the resultant change in fair value is recorded in the condensed consolidated statements of operations.  The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants.  The risk-free interest rate is determined by reference to the treasury yield curve rate of instruments with the same term as the warrant.  Additional assumptions that were used to calculate fair value follow.

	June 30, 2016	December 31, 2015
Risk-free interest rate	0.6% - 1.3%	0.9% -1.2%
	(1.1% weighted average)	(1.1% weighted average)
Expected volatility	59% - 87%	71% - 89%
	(82% weighted average)	(78% weighted average)

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

Total Level 3 Fair Value	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Fair Value, at End of Period
		(1)
Six Months Ended June 30, 2016, derivative warrant liabilities	$(678)	$(852)	$(2,474)	$(4,004)
Six Months Ended June 30, 2015, derivative warrant liabilities	$(955)	$557	$(724)	$(1,122)

(1)	Included in change in fair value of derivative warrant liabilities in our unaudited condensed consolidated statements of operations.

NOTE 12. RELATED PARTY TRANSACTIONS

Transactions with Baruch Halpern

Prior to 2015, entities beneficially owned by Baruch Halpern, a director, invested $2.6 million in our subordinated convertible notes and related warrants, the terms of which were subsequently modified.  In the three and six months ended June 30, 2016 and 2015, we expensed and paid $0.1 million and $0.2 million, respectively, of interest on the subordinated convertible notes beneficially owned by Mr. Halpern.

In January 2016, we entered into a note payable with Mr. Halpern in the principal amount of $0.3 million and issued Mr. Halpern warrants to acquire 25,000 shares of common stock (exercise price of $5.25, exercisable immediately and expiring in January 2021).  Principal and all interest, accumulating at an 11.75% annual rate, was payable on October 31, 2016.  We repaid the note and accumulated interest in full in March 2016.

Transactions with W. John Short

Prior to 2015, W. John Short, our chief executive officer and director, invested $50,000 in our subordinated convertible notes and related warrants, the terms of which were subsequently modified.  In the three and six months ended June 30, 2016 and 2015, we expensed and paid approximately $2,000 and $3,000, respectively, of interest on the subordinated convertible notes beneficially owned by Mr. Short.

NOTE 13. SUBSEQUENT EVENT

2016 Annual Meeting of Shareholders (2016 Shareholder Meeting)

On July 5, 2016, we entered into a Settlement Agreement (Settlement Agreement) with (i) LF-RB Management, LLC, Stephen D. Baksa, Richard Bellofatto, Edward M. Giles, Michael Goose, Gary L. Herman, Larry Hopfenspirger and Richard Jacinto II (collectively, the LF-RB Group) and (ii) Beth Bronner, Ari Gendason and Brent Rosenthal (the LF-RB Designees and together with the LF-RB Group, the Shareholder Group).  The LF-RB Group beneficially owns approximately 9.0% of our outstanding stock.

Among other things, the Settlement Agreement provides that:
●	Our Board of Directors (the Board) cumulated our votes from the 2016 Shareholder Meeting in favor of the election of John Short, Baruch Halpern, Henk Hoogenkamp and David Goldman;
●	The LF-RB Group cumulated its votes from the 2016 Shareholder Meeting in favor of Brent Rosenthal, Beth Bronner and Michael Goose;
●	Michael Goose resigned from the Board effective immediately following his election to the Board, and the Board appointed Ari Gendason to the Board to fill this vacancy;
●	Brent Rosenthal was appointed as Chairperson of the Board;
●	We paid the LF-RB Group $50,000 in cash and issued 100,000 shares of our common stock to designees of the LF-RB Group to partially reimburse the LF-RB Group for out-of-pocket legal fees and other expenses incurred by the LF-RB Group in connection with its solicitation of proxies to elect its designees to the Board at the 2016 Shareholder Meeting; and
●	The Settlement Agreement may be terminated by either side at any time following the close of business of December 31, 2018.

In the second quarter ended June 30, 2016, we incurred approximately $1.1 million in additional expenses related to the proxy contest at the 2016 Shareholder Meeting.  These expenses are recorded in selling, general and administrative in the condensed consolidated statements of operations.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

See Note 2 of our Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of going concern considerations and management’s plans.

See Note 3 of our Notes to Unaudited Condensed Consolidated Financial Statements for a description of our business and the operating segments of our business.

See Notes 5 and 10 of our Notes to Unaudited Condensed Consolidated Financial Statements for a description of our long-lived asset impairment review.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2016 and 2015

Revenue and Gross Profit

Revenues (in thousands):

	Three Months Ended June 30,
	2016	% of Total Revenues	2015	% of Total Revenues	Change	% Change
USA segment	$8,778	83.2	$6,889	60.4	$1,889	27.4
Brazil segment	1,767	16.8	4,516	39.6	(2,749)	(60.9)
Total revenues	$10,545	100.0	$11,405	100.0	$(860)	(7.5)

Consolidated revenues for the second quarter of 2016 were $10.5 million compared to $11.4 million in the prior year quarter, a decrease of $0.9 million, or 7.5%.

USA segment revenues increased $1.9 million, or 27%, quarter over quarter.  Human nutrition product revenues increased 30%, quarter over quarter. Human nutrition revenue gains were primarily attributable to increased buying from the existing customer base and specifically the contract manufacturing accounts which grew by 35%. Animal feed product revenues increased 16% over prior year levels driven by the supply and cooperation agreement entered into with Kentucky Equine Research (KER) at the end of December 2015.

Brazil segment revenues decreased $2.7 million, or 61%, in the second quarter of 2016, compared to the prior year quarter.  The average exchange rate decreased 12% quarter over quarter.  On a local currency basis, Brazil segment revenue declined 55% quarter over quarter, and raw bran volume processed declined 60% in the current period.  The decline in revenue in the second quarter of 2016 was due to the continuing challenge of sourcing raw bran caused by a confluence of three issues: (1) adverse weather conditions reducing the volume of rice during harvest, (2) an increase in competition for purchasing raw bran and (3) having sufficient working capital to meet raw bran supplier payment demands.  The decrease in access to raw bran caused a decline in production volume, resulting in a decrease in revenues.  The Brazil segment continues to sell everything it makes and demand remains strong from customers.

Gross profit (in thousands):

	Three Months Ended June 30,
	2016	Gross Profit %	2015	Gross Profit %	Change	Change in Gross Profit %
USA segment	$2,646	30.1	$2,251	32.7	$395	(2.6)
Brazil segment	(662)	(37.5)	(16)	(0.4)	(646)	(37.1)
Total gross profit	$1,984	18.8	$2,235	19.6	$(251)	(0.8)

Consolidated gross profit in the second quarter of 2016 decreased slightly by $0.3 million with gross profit percentage remaining relative flat at 18.8%, a decline of less than one percentage point.

Index
The USA segment gross profit percentage decreased 2.6 percentage points to 30.1 in the second quarter of 2016 as compared to the prior year quarter.  The decrease was primarily attributable to lower production volumes at our owned plant facilities that produce ingredients. Revenue increases for ingredient and animal nutrition products were met with existing inventories. Additionally, the raw bran supplier for our Mermentau facility that produces animal feed products was not producing for eight weeks during the quarter. As noted above, animal nutrition revenues were up significantly in the current quarter. This demand was met by shipping our animal feed customers from California which resulted in higher costs. Further, as part of the KER agreement, we are sharing one-fourth of our gross profit on equine nutrition customers with KER.  Over time, the additional volume generated by the agreement will continue to drive down per unit production costs as compared to the prior year quarters and will offset the expense of sharing.  Raw bran prices have remained relatively flat when comparing quarter over quarter.

The Brazil segment continues to experience negative gross profit in the second quarter of 2016, primarily due to the three reasons stated above: (1) adverse weather conditions reducing the volume of rice during harvest, (2) an increase in competition for purchasing raw bran and (3) having sufficient working capital to meet raw bran supplier payment demands.  Beginning in the first quarter of 2016, obtaining adequate amounts of raw bran in order to operate the Irgovel plant at an appropriate level was and continues to be a challenge.  This has contributed to a 60% decline in raw bran processing volume quarter over quarter. The plant is only operating at approximately 27% of its targeted capacity of 300 metric tons per day resulting in very inefficient operations and significant negative gross profit. For cost reasons, bagged animal feed production was eliminated in the middle of the first quarter in 2016 and all efforts were shifted to selling bulk animal feed which is a simpler operation that requires less personnel. Additionally, because of the significantly reduced supply of raw bran available from rice millers, the cost of raw bran when it is available has increased by 55% to historically high prices.

Operating Expenses (in thousands):

	Three Months Ended June 30, 2016
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$2,387	$1,325	$626	$4,338
Depreciation and amortization	23	270	15	308
Goodwill impairment	-	-	3,024	3,024
Total operating expenses	$2,410	$1,595	$3,665	$7,670

	Three Months Ended June 30, 2015
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,442	$747	$1,163	$3,352
Depreciation and amortization	19	395	15	429
Total operating expenses	$1,461	$1,142	$1,178	$3,781

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$(945)	$(578)	$537	$(986)
Depreciation and amortization	(4)	125	-	121
Goodwill impairment	-	-	(3,024)	(3,024)
Total operating expenses	$(949)	$(453)	$(2,487)	$(3,889)

Consolidated operating expenses were $7.7 million for the second quarter of 2016, compared to $3.8 million for the second quarter of 2015, an increase of $3.9 million.  Excluding the goodwill impairment charge of $3.0 million, consolidated operating expenses increased $0.9 million, or 22.9%.

Corporate segment selling, general and administrative expenses (SG&A) in the second quarter of 2016 increased $0.9 million over the prior year quarter.  The Corporate segment incurred approximately $1.1 million of additional expenses during the second quarter of 2016 as a result of the proxy contest in connection with the 2016 Annual Shareholder Meeting (see Note 13). The expenses incurred included legal fees, investor relations and proxy solicitation consulting fees, incremental electronic filing fees, shareholder mailing costs and the settlement payment made to the dissident group as further described in Note 12.

USA segment SG&A expenses increased $0.6 million in the current quarter as compared to prior year. The increase is primarily related to increases in:  employee-related expenses, including travel expenses, commissions as a result of the KER agreement and marketing expenses.

Index
Brazil segment SG&A expenses decreased $0.5 million in the current quarter due to the decline in the exchange rate between the Brazilian Real and the US Dollar.  The average exchange rate decreased 12% quarter over quarter.  In addition, further cost reduction efforts were implemented to reduce administrative personnel overhead during the quarter along with reduced commissions and other selling costs associated with the decline in revenues.

The Brazil segment also recorded an estimated goodwill impairment charge of $3.0 million in the three months ended June 30, 2016 (see Note 5).

Consolidated depreciation and amortization decreased $0.1 million quarter over quarter, primarily due to the impact of certain USA segment fixed assets becoming fully depreciated subsequent to the second quarter of 2015.

Other Income (Expense) (in thousands):

	Three Months Ended June 30, 2016
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$(23)	$(23)
Interest expense	(454)	-	(287)	(741)
Change in fair value of derivative warrant liabilities	(1,663)	-	-	(1,663)
Foreign currency exchange, net	-	-	72	72
Loss on extinguishment of debt	-	-	-	-
Other	-	-	(75)	(75)
Other expense	$(2,117)	$-	$(313)	$(2,430)

	Three Months Ended June 30, 2015
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$19	$19
Interest expense	(357)	-	(518)	(875)
Change in fair value of derivative warrant liabilities	384	-	-	384
Foreign currency exchange, net	-	-	32	32
Loss on extinguishment of debt	(1,904)	-	-	(1,904)
Other	-	-	(74)	(74)
Other expense	$(1,877)	$-	$(541)	$(2,418)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$(42)	$(42)
Interest expense	(97)	-	231	134
Change in fair value of derivative warrant liabilities	(2,047)	-	-	(2,047)
Foreign currency exchange, net	-	-	40	40
Loss on extinguishment of debt	1,904	-	-	1,904
Other	-	-	(1)	(1)
Other income (expense)	$(240)	$-	$228	$(12)

Consolidated other income (expense) was $2.4 million of other expense for the second quarter of 2016 and 2015.  The $2.0 million increase in expense related to the change in the fair value of derivative warrant liabilities was offset by the $1.9 million decline in expense associated with the loss on extinguishment of debt recorded in the prior year quarter.

Interest expense in the Brazil segment decreased $0.2 million due to a reduction in working capital lines of credit during the period.  These lines of credit are secured by accounts receivable, which decreased as a result of the reduction in shipments during the quarter.

Index
SIX MONTHS ENDED JUNE 30, 2016 and 2015

Revenue and Gross Profit

Revenues (in thousands):

	Six Months Ended June 30,
	2016	% of Total Revenues	2015	% of Total Revenues	Change	% Change
USA segment	$16,532	80.3	$11,952	56.7	$4,580	38.3
Brazil segment	4,064	19.7	9,113	43.3	(5,049)	(55.4)
Total revenues	$20,596	100.0	$21,065	100.0	$(469)	(2.2)

Consolidated revenues for six months ended June 30, 2016 were $20.6 million compared to $21.1 million in the prior year period, a decrease of $0.5 million, or 2.2%.

USA segment revenues increased $4.6 million, or 38%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Human nutrition product revenues increased 39%, period over period. Human nutrition revenue gains were primarily attributable to increased buying from the existing customer base and specifically the contract manufacturing accounts which grew by 39%. Animal feed product revenues increased 36%. Animal nutrition revenue growth was driven by the supply and cooperation agreement entered into with Kentucky Equine Research (KER) at the end of December 2015.

Brazil segment revenues decreased $5.0 million, or 55%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  The average exchange rate decreased 20% period over period.  On a local currency basis, Brazil segment revenue declined 44% as compared to the prior year period.  The decline in revenue in the first half of 2016 was due to the three issues noted above: (1) adverse weather conditions reducing the volume of rice during harvest, (2) an increase in competition for purchasing raw bran and (3) having sufficient working capital to meet raw bran supplier payment demands. The decrease in access to raw bran caused a decline in production volume, resulting in a decrease in revenues.  The Brazil segment continues to sell everything it makes and demand remains strong from customers.

Gross profit (in thousands):

	Six Months Ended June 30,
	2016	Gross Profit %	2015	Gross Profit %	Change	Change in Gross Profit %
USA segment	$5,106	30.9	$3,901	32.6	$1,205	(1.7)
Brazil segment	(885)	(21.8)	(611)	(6.7)	(274)	(15.1)
Total gross profit	$4,221	20.5	$3,290	15.6	$931	4.9

Consolidated gross profit for the six months ended June 30, 2016 improved $0.9 million, or 4.9 percentage points, to $4.2 million, compared to $3.3 million in the prior year period.

The USA segment gross profit percentage decreased 1.7 percentage points to 30.9 in the first six months of 2016, from 32.6 in the first six months of 2015.  The decrease was attributable to lower production volumes at our owned plant facilities.  Revenue increases for ingredient and animal nutrition products were met with existing inventories.  Additionally, the raw bran supplier for our Mermentau facility that produces animal feed products was not producing for eight weeks during the second quarter of 2016.  As noted above, animal nutrition revenues were up significantly during the first six months of 2016 as compared to prior year.  This demand was met by shipping our animal feed customers from California which resulted in higher costs.  Further, as part of the KER agreement, we are sharing one-fourth of our gross profit on equine nutrition customers with KER.  Over time, the additional volume generated by the agreement will continue to drive down per unit production costs as compared to the prior year periods and will offset the expense of sharing.

Index
The Brazil segment experienced negative gross profit in first six months of 2016, primarily due to the three reasons stated above: (1) adverse weather conditions reducing the volume of rice during harvest, (2) an increase in competition for purchasing raw bran and (3) having sufficient working capital to meet raw bran supplier payment demands.  Beginning in the first quarter of 2016, obtaining adequate amounts of raw bran in order to operate the Irgovel plant at an appropriate level was and continues to be a challenge.  This caused a 53% decline in raw bran processing volume period over period.  The plant operated at approximately 27% of its targeted capacity of 300 metric tons per day during the second quarter resulting in very inefficient operations and significant negative gross profit.  For cost reasons, bagged animal feed production was eliminated in the middle of the first quarter in 2016 and all efforts were shifted to selling bulk animal feed which is a simpler operation that requires less personnel.  Additionally, because of the significantly reduced supply of raw bran available from rice millers, the cost of raw bran when it is available has increased by 67% to historically high prices.

Operating Expenses (in thousands):

	Six Months Ended June 30, 2016
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$3,661	$2,700	$1,356	$7,717
Depreciation and amortization	46	584	26	656
Goodwill impairment	-	-	3,024	3,024
Total operating expenses	$3,707	$3,284	$4,406	$11,397

	Six Months Ended June 30, 2015
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$2,620	$2,199	$2,021	$6,840
Depreciation and amortization	34	788	112	934
Total operating expenses	$2,654	$2,987	$2,133	$7,774

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$(1,041)	$(501)	$665	$(877)
Depreciation and amortization	(12)	204	86	278
Goodwill impairment	-	-	(3,024)	(3,024)
Total operating expenses	$(1,053)	$(297)	$(2,273)	$(3,623)

Consolidated operating expenses were $11.4 million for the first six months of 2016, compared to $7.8 million for the first six months of 2015, an increase of $3.6 million.  Excluding the goodwill impairment charge of $3.0 million, consolidated operating expenses increased $0.6 million, or 7.7%.

Corporate segment SG&A expenses increased $1.0 million, or 40%, in the first half of 2016.  This was primarily related to the $1.1 million of additional expenses during the second quarter of 2016 incurred as a result of the proxy contest in connection to the 2016 Annual Shareholder Meeting (see discussion for three month period above and Note 12).

USA segment SG&A increased $0.5 million due primarily to an increase in employee-related expenses, including travel expenses, and an increase in commissions as a result of the KER agreement.

Brazil segment SG&A expenses decreased $0.7 million in the first half of 2016 due to continuing declines in the exchange rate between the Brazilian Real and the US Dollar.  The average exchange rate decreased 20% from the prior year period. The impact of the exchange rate on expenses offset the one-time severance expenses of $0.2 million related to the reduction in staff associated with the bagged animal feed production eliminated in the middle of the first quarter 2016.  Additionally, further reductions in administrative personnel and lower production in the second quarter of 2016 have resulted in additional cost reductions.

The Brazil segment also recorded an estimated goodwill impairment charge of $3.0 million in the six months ended June 30, 2016 (see Note 5).

Consolidated depreciation and amortization decreased $0.3 million quarter over quarter, primarily due to the impact of certain USA segment and Brazil segment fixed assets becoming fully depreciated subsequent to the first quarter of 2015.

Index
Other Income (Expense) (in thousands):

	Six Months Ended June 30, 2016
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$10	$10
Interest expense	(1,133)	-	(699)	(1,832)
Change in fair value of derivative warrant liabilities	(852)	-	-	(852)
Gain on resolution of Irgovel purchase litigation	1,598	-	-	1,598
Foreign currency exchange, net	-	-	138	138
Loss on extinguishment of debt	-	-	-	-
Other	-	-	(140)	(140)
Other expense	$(387)	$-	$(691)	$(1,078)

	Six Months Ended June 30, 2015
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$68	$68
Interest expense	(650)	-	(1,023)	(1,673)
Change in fair value of derivative warrant liabilities	557	-	-	557
Gain on resolution of Irgovel purchase litigation	-	-	-	-
Foreign currency exchange, net	-	-	(188)	(188)
Loss on extinguishment of debt	(1,904)	-	-	(1,904)
Other	155	-	(147)	8
Other expense	$(1,842)	$-	$(1,290)	$(3,132)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$(58)	$(58)
Interest expense	(483)	-	324	(159)
Change in fair value of derivative warrant liabilities	(1,409)	-	-	(1,409)
Gain on resolution of Irgovel purchase litigation	1,598	-	-	1,598
Foreign currency exchange, net	-	-	326	326
Loss on extinguishment of debt	1,904	-	-	1,904
Other	(155)	-	7	(148)
Other income	$1,455	$-	$599	$2,054

Consolidated other income (expense) was $1.1 million of other expense for the first half of 2016, compared to other expense of $3.1 million for the first half of 2015.

The Corporate segment experienced a decrease in expense of $1.5 million from the prior year period.  The $0.5 million increase in interest expense and the $1.4 million increase in expense related to the change in fair value of derivative warrant liabilities was offset by the $1.9 million decline in expense associated with the loss on extinguishment of debt in the prior year period.  Additionally, in the first quarter of 2016, we recorded a $1.6 million gain related to the reversal of the Irgovel purchase litigation contingency.  See Note 9 of our Notes to Unaudited Condensed Consolidated Financial Statements for information related to the Irgovel purchase litigation contingency in the first quarter of 2016.  The gain related to the reversal of the Irgovel purchase litigation is nonrecurring in nature.

The Brazil segment other expense, net, decreased $0.6 million, primarily due to the $0.3 million change in foreign currency exchange, net, related to the impact of exchange rate changes on the Brazil segment’s US Dollar denominated debt as well as the $0.3 million decrease in interest expense due to a reduction in working capital lines of credit during the period.  These lines of credit are secured by accounts receivable, which decreased as a result of the reduction in shipments during the 2016 period.

Liquidity, Going Concern and Capital Resources

With respect to liquidity and capital resources, we manage the Brazil segment, consisting currently of our plant in Brazil, separately from our U.S. based Corporate and USA segments.  Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA.  Cash used in operating activities for the six months ended June 30, 2016 and 2015, is presented below by segment (in thousands).

Index
	Six Months Ended June 30, 2016
	Corporate and USA	Brazil	Consolidated
Net income (loss)	$(2,272)	$(5,982)	$(8,254)
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	1,033	452	1,485
Change in fair value of derivative warrant and conversion liabilities	852	-	852
Goodwill impairment	-	3,024	3,024
Gain on resolution of Irgovel purchase litigation	(1,598)	-	(1,598)
Loss on extinguishment of debt	-	-	-
Other adjustments, net	854	110	964
Changes in operating assets and liabilities	(830)	2,669	1,839
Net cash (used in) provided by operating activities	$(1,961)	$273	$(1,688)

	Six Months Ended June 30, 2015
	Corporate and USA	Brazil	Consolidated
Net loss	$(3,569)	$(4,034)	$(7,603)
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	1,259	1,085	2,344
Change in fair value of derivative warrant and conversion liabilities	(557)	-	(557)
Gain on resolution of Irgovel purchase litigation	-	-	-
Loss on extinguishment of debt	1,904	-	1,904
Other adjustments, net	737	126	863
Changes in operating assets and liabilities	(755)	1,442	687
Net cash used in operating activities	$(981)	$(1,381)	$(2,362)

On a combined basis, the Corporate and USA segments used $2.0 million of cash in operating activities in the first six months of 2016 compared to using $1.0 million of cash in the first six months of 2015.  Additional working capital was deployed in the first half of 2016 for higher receivables and inventory balances necessary to support increasing revenues.

Total liquidity (cash on hand and revolver availability) in the Corporate and USA segments increased approximately $0.6 million during the first six months of 2016 primarily due to the February 2016 sale of preferred stock and the March 2016 release of restricted cash (see Note 2 of our Notes to Unaudited Condensed Consolidated Financial Statements for additional information).  As of June 30, 2016, total liquidity is approximately $2.4 million.

The Brazil segment had $0.3 million in cash provided by operating activities in the first six months of 2016, compared to using $1.4 million of cash in the first six months of 2015.  The increase was primarily the result of an increase in accounts payable (principally raw bran suppliers) and accrued payroll related tax obligations as we delayed non-essential payments during the second quarter.  Additionally, accounts receivable decreased as we were able to collect on outstanding balances which were not offset by new sales.  The nonpayment of working capital liabilities has resulted in suppliers refusing to ship raw bran and other materials necessary to maintain steady operation of the plant.

In addition to the working capital issues, the funds necessary to meet scheduled debt payments no longer exist without additional equity funding. As a result, the Brazil segment ceased making all bank debt payments in the second quarter. Discussions have ensued with the related banks with regard to renegotiation of existing debt agreements. However, there is no assurance these discussions will be successful.

Additional equity contributions from the USA segment totaling $1.1 million and $3.3 million were made during the first half of 2016 and 2015, respectively. We are currently working with our minority partner to reach agreement on additional funding for Irgovel.  While these discussions have been ongoing for several months, we have not reached an agreement and there are no assurances we will reach an agreement.  As of June 30, 2016, we may make additional investments in Nutra SA up to $0.4 million without prior approval of our senior lender.

The Brazil segment also recorded an estimated goodwill impairment charge of $3.0 million in the six months ended June 30, 2016 (see Note 5).

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

Recent Accounting Pronouncements

See Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).  Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9 in the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding certain legal proceedings to which we are a party.

We are involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business.  While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position, results of operations or cash flows.  We record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.

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

During the quarter ended June 30, 2016, we issued the securities described below without registration under the Securities Act.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  All issuances below were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

We issued shares of common stock under agreements with vendors as summarized in the table which follows.

Date of Issuance	Shares of Common Stock	Vesting Period
June 30, 2016	6,354	Immediate

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Index
Item 6.	Exhibits

The following exhibits are attached hereto and filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith
3.07	Certificate of Determination, Preferences and Rights of the Series F Convertible Preferred Stock, as filed with the Secretary of State of California on February 18, 2016	8-K	0-32565	3.1	February 23, 2016
4.09	Form of Warrant	8-K	0-32565	4.1	February 17, 2016
10.01	Amendment Agreement with Full Circle Capital Corporation, dated June 22, 2016					X
10.02	Settlement Agreement dated July 5, 2016	8-K	0-32565	10.1	July 11, 2016
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS (1)	XBRL Instance Document					X
101.SCH (1)	XBRL Taxonomy Extension Schema Document					X
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF (1)	XBRL Taxonomy Extension Calculation Definition Document					X
101.LAB (1)	XBRL Taxonomy Extension Calculation Label Document					X
101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Document					X

(1)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2016

/s/ W. John Short
W. John Short
Chief Executive Officer

/s/ J. Dale Belt
Jerry Dale Belt
Chief Financial Officer