Form 10-Q
period 2016-09-30
RiceBran Technologies
filed 2016-11-10
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒  No ☐

As of November 4, 2016, shares of the registrant’s common stock outstanding totaled 10,800,686.

Index
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

RiceBran Technologies
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015

Revenues	$8,824	$8,917	$29,420	$29,982
Cost of goods sold	6,918	6,860	23,293	24,634
Gross profit	1,906	2,057	6,127	5,348

Operating expenses:
Selling, general and administrative	3,737	2,977	11,454	9,817
Depreciation and amortization	309	426	965	1,360
Goodwill impairment	-	-	3,024	-
Total operating expenses	4,046	3,403	15,443	11,177

Loss from operations	(2,140)	(1,346)	(9,316)	(5,829)

Other income (expense):
Interest income	84	23	94	91
Interest expense - accreted on debt	(94)	(57)	(497)	(395)
Interest expense - other	(652)	(704)	(2,081)	(2,039)
Change in fair value of derivative warrant liabilities	1,166	654	314	1,211
Gain on resolution of Irgovel purchase litigation	-	-	1,598	-
Foreign currency exchange, net	(27)	(93)	111	(281)
Loss on extinguishment of debt	-	-	-	(1,904)
Other income	132	2	133	167
Other expense	(19)	(55)	(160)	(214)
Total other income (expense)	590	(230)	(488)	(3,364)

Loss before income taxes	(1,550)	(1,576)	(9,804)	(9,193)
Income tax benefit	-	6	-	19
Net loss	(1,550)	(1,570)	(9,804)	(9,174)
Net loss attributable to noncontrolling interest in Nutra SA	470	1,046	2,416	2,122
Net loss attributable to RiceBran Technologies shareholders	(1,080)	(524)	(7,388)	(7,052)
Dividends on preferred stock--beneficial conversion feature	-	-	(551)	-
Net loss attributable to RiceBran Technologies common shareholders	$(1,080)	$(524)	$(7,939)	$(7,052)

Loss per share attributable to RiceBran Technologies common shareholders
Basic	$(0.11)	$(0.06)	$(0.86)	$(0.77)
Diluted	$(0.11)	$(0.06)	$(0.86)	$(0.77)

Weighted average number of shares outstanding
Basic	9,397,255	9,222,150	9,281,942	9,181,607
Diluted	9,397,255	9,222,150	9,281,942	9,181,607

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited) (in thousands)

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015

Net loss	$(1,550)	$(1,570)	$(9,804)	$(9,174)

Other comprehensive income (loss) - foreign currency translation, net of tax	(165)	(1,501)	694	(2,731)

Comprehensive loss, net of tax	(1,715)	(3,071)	(9,110)	(11,905)

Comprehensive loss attributable to noncontrolling interest, net of tax	330	1,528	1,998	3,022

Total comprehensive loss attributable to RiceBran Technologies shareholders	$(1,385)	$(1,543)	$(7,112)	$(8,883)

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Balance Sheets
September 30, 2016 (Unaudited) and December 31, 2015
(in thousands, except share amounts)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,199	$1,070
Restricted cash	-	1,921
Accounts receivable, net of allowance for doubtful accounts of $604 and $512, respectively (variable interest entity restricted $222 and $1,003, respectively)	2,666	2,169
Inventories	3,875	3,857
Operating taxes recoverable	4	809
Deposits and other current assets	749	895
Total current assets	9,493	10,721
Property and equipment, net (variable interest entity restricted $2,449 and $2,102, respectively)	19,347	18,328
Goodwill	790	3,258
Intangible assets, net	476	1,225
Operating taxes recoverable	998	-
Other long-term assets	122	103
Total assets	$31,226	$33,635

LIABILITIES, TEMPORARY EQUITY AND (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,889	$2,514
Accrued salary, wages and benefits	3,672	2,325
Accrued expenses	4,387	4,789
Current maturities of long-term debt (variable interest entity nonrecourse $6,849 and $2,750, respectively)	11,982	5,050
Total current liabilities	23,930	14,678
Long-term debt, less current portion (variable interest entity nonrecourse $0 and $3,553, respectively)	5,063	10,908
Derivative warrant liabilities	2,838	678
Deferred tax liability	34	34
Total liabilities	31,865	26,298

Commitments and contingencies

Temporary equity
Preferred stock, Series F, convertible, 20,000,000 shares authorized, 3,000 convertible shares issued and outstanding at September 30, 2016	551	-
Redeemable noncontrolling interest in Nutra SA	-	69
Total temporary equity	551	69

(Deficit) Equity:
(Deficit) Equity attributable to RiceBran Technologies shareholders:
Common stock, no par value, 25,000,000 shares authorized, 10,800,686 and 9,537,415 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	263,831	262,895
Accumulated deficit	(258,677)	(250,738)
Accumulated deficit attributable to noncontrolling interest in Nutra SA	(1,929)	-
Accumulated other comprehensive loss	(4,415)	(4,889)
Total (deficit) equity attributable to RiceBran Technologies shareholders	(1,190)	7,268
Total liabilities, temporary equity and (deficit) equity	$31,226	$33,635

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2016 and 2015
(Unaudited) (in thousands)

	2016	2015
Cash flow from operating activities:
Net loss	$(9,804)	$(9,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,256	3,196
Stock and share-based compensation	841	627
Change in fair value of derivative warrant and conversion liabilities	(314)	(1,211)
Goodwill impairment	3,024	-
Gain on resolution of Irgovel purchase litigation	(1,598)	-
Loss on extinguishment of debt	-	1,904
Deferred tax benefit	-	(19)
Interest accreted	497	395
Other	98	213
Changes in operating assets and liabilities:
Accounts receivable	(377)	(550)
Inventories	146	(726)
Accounts payable and accrued expenses	2,953	1,318
Other	206	(486)
Net cash used in operating activities	(2,072)	(4,513)

Cash flows from investing activities:
Change in restricted cash	1,921	-
Purchases of property and equipment	(460)	(991)
Net cash provided by (used in) investing activities	1,461	(991)

Cash flows from financing activities:
Payments of debt	(28,773)	(14,789)
Proceeds from issuance of debt, net of issuance costs	27,650	-
Proceeds from issuance of debt and warrants, net of issuance costs	300	17,979
Proceeds from issuance of preferred stock and warrants, net of issuance costs	2,554	-
Proceeds from sale of membership interests in Nutra, SA	200	-
Payment of payroll taxes on stock-based compensation through shares withheld	(9)	-
Net cash provided by financing activities	1,922	3,190

Effect of exchange rate changes on cash and cash equivalents	(182)	227
Net change in cash and cash equivalents	1,129	(2,087)
Cash and cash equivalents, beginning of period	1,070	3,610
Cash and cash equivalents, end of period	$2,199	$1,523

Supplemental disclosures:
Cash paid for interest	$1,319	$1,306
Cash paid for income taxes	$20	$-

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

Recent Accounting Guidance

Recent accounting guidance not yet adopted

In August 2014, the Financial Accounting Standards Board (FASB) issued guidance which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements.  Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern  The guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  We will adopt this standard in the fourth quarter of 2016, and we do not expect the adoption to have a material effect on our results of operations.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

In March 2016, the FASB issued new guidance that changes the accounting for certain aspects of share-based payments to employees.  The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled.  In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows.  The guidance also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur.  The guidance is effective for our annual and interim periods beginning in 2017 with early adoption permitted.  We plan to adopt the standard in the first quarter of 2017 and change our accounting policy to recognize forfeitures as they occur.  This change will not have a material effect on our results of operations as we currently do not apply an estimated forfeiture rate to restricted stock awards to our officers and directors.  Additionally, most of our outstanding stock option awards vest on a monthly basis over the vesting period (generally three or four years).  As these awards do not have performance conditions, the expense is recognized each month on a straight-line basis and excludes the effect of the estimated forfeiture rate as there is no risk of expensing awards that would be subsequently forfeited prior to vesting.

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

The Brazil segment consists of the consolidated operations of Nutra SA, LLC (Nutra SA), whose only operating subsidiary is Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), located in Pelotas, Brazil.  Irgovel completed the final stages of a major capital expansion during the first quarter of 2015.  Throughout 2014, significant cash was used during the shutdown period and subsequent restart of the plant.  In 2016, 2015 and 2014, we invested $1.1 million, $3.6 million and $10.3 million, respectively, in Nutra SA to fund completion of the capital project and Irgovel working capital needs. As of September 30, 2016, we may make additional investments in Nutra SA up to $0.4 million without prior approval of the Lender.

In May 2015, the USA segment entered into an $8 million senior secured credit facility agreement with a lender (the Lender) consisting of a $3.5 million revolving loan, not to exceed a borrowing base, as defined in the agreement, and an initial $2.5 million term loan, which term loan may be increased at the Lender’s discretion by up to $2.0 million within 2 years.  As a result of the credit facility transaction, the notes for a majority of the subordinated note holders representing approximately 97% of the principal due were amended, resulting in a $1.9 million loss on extinguishment.  In February 2016, we issued and sold preferred stock and warrants that netted proceeds of $2.6 million.  Funds received under the facility with the Lender and from the February offering are being used for working capital and capital expenditure needs in both of our operating segments.

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

Beginning in the second quarter of 2016 and through the third quarter of 2016, the Brazil segment has experienced severe cash shortages resulting in an increase in accounts payable (principally to raw bran suppliers) and accrued payroll related tax obligations as we delayed non-essential payments.  The nonpayment of working capital liabilities has resulted in suppliers refusing to ship raw bran and other materials necessary to maintain steady operation of the plant.  In addition to the working capital issues, the funds necessary to meet scheduled debt payments no longer exist without additional equity funding. As a result, the Brazil segment ceased making all bank debt payments in the second and third quarters of 2016. Discussions have ensued with the related banks with regard to renegotiation of existing debt agreements. However, there is no assurance these discussions will be successful. In October 2016, our minority partner contributed $1.2 million to Irgovel.  Additionally, Irgovel’s management has negotiated various raw bran supply agreements that will allow Irgovel to obtain rice bran on a consistent basis with set pricing. We continue to closely monitor Irgovel’s operations and related funding requirements.

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

The USA segment produces SRB inside two supplier rice mills in California and our facility in Mermentau, Louisiana.  The USA segment also includes our Dillon, Montana Stage II facility which produces our Stage II products: RiBalance, RiSolubles, RiFiber, ProRyza and a variety of other valuable derivatives extracted from these core products.  The manufacturing facilities included in our USA segment have proprietary processing equipment and process patented technology for the stabilization and further processing of rice bran into finished products.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4. LOSS PER SHARE (EPS)

Basic EPS is calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends.  Our Series F Convertible Preferred Stock (the Series F Preferred Stock) is considered a participating security as the security holders may participate in undistributed earnings with holders of common shares.  The holders of the Series F Preferred Stock are not obligated to share in net losses of the Company.

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

Below are reconciliations of the numerators and denominators in the EPS computations for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to RiceBran Technologies shareholders	$(1,080)	$(524)	$(7,388)	$(7,052)
Dividend on preferred stock--beneficial conversion feature	-	-	(551)	-
Basic and diluted - net loss attributable to RiceBran Technologies common shareholders	$(1,080)	$(524)	$(7,939)	$(7,052)

DENOMINATOR:
Basic EPS - weighted average number of common shares outstanding	9,397,255	9,222,150	9,281,942	9,181,607
Effect of dilutive securities outstanding	-	-	-	-
Diluted EPS - weighted average number of shares outstanding	9,397,255	9,222,150	9,281,942	9,181,607

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive:
Stock options	340,037	341,315	350,203	288,751
Warrants	10,842,006	7,093,628	10,132,045	6,808,513
Nonvested stock	1,114,747	300,779	1,038,019	212,156
Convertible preferred stock	2,000,000	-	1,611,722	-

The impact of potentially dilutive securities outstanding at September 30, 2016 and 2015, was not included in the calculation of diluted EPS for the three and nine months ended September 30, 2016 and 2015 because to do so would be antidilutive.  Those securities listed in the table above which were antidilutive for the periods presented, which remain outstanding, could potentially dilute EPS in the future.

NOTE 5. GOODWILL

The following table reflects goodwill allocated to each reporting segment at September 30, 2016 and December 31, 2015 (in thousands):

	USA Segment	Brazil Segment	Total Goodwill
Balance, December 31, 2015	$790	$2,468	$3,258
Goodwill impairment	-	(3,024)	(3,024)
Effect of change in exchange rates	-	556	556
Balance, September 30, 2016	$790	$-	$790

Several economic factors occurred during the second quarter of 2016, specifically related to our Brazil segment, including a decline in raw bran availability and continuing operating losses resulting in a lack of working capital.  Due to the lack of working capital, the Brazil segment ceased making all bank debt payments in the second quarter of 2016.  These events resulted in the need to perform an interim impairment test of our goodwill as of June 30, 2016, which resulted in an estimated goodwill write-down of $3.0 million in the second quarter of 2016, which was recorded in our Brazil segment. In the third quarter of 2016, we completed Step 2 of the goodwill impairment test to determine if any adjustment to the goodwill impairment charge was required.  The Step 2 analysis required the Company to perform a theoretical purchase price allocation for the reporting unit to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill.  Based on the analysis, no modification of the initial impairment estimated was required in the third quarter of 2016.  The goodwill impairment charge does not affect the debt covenants under our existing credit facility.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6. REDEEMABLE NONCONTROLLING INTEREST IN NUTRA SA

We hold a variable interest which relates to our equity interest in Nutra SA (see Note 2).  Our variable interest in Nutra SA is our Brazil segment.  We are the primary beneficiary of Nutra SA, and as such, Nutra SA’s assets, liabilities and results of operations are included in our condensed consolidated financial statements.  The other equity holders’ (Investors) interests are reflected in net loss attributable to noncontrolling interest in Nutra SA in the condensed consolidated statements of operations and redeemable noncontrolling interest in Nutra SA in the condensed consolidated balance sheets.  Due to the goodwill impairment charge recorded in the second quarter of 2016 combined with continuing operating losses, the carrying amount of the redeemable noncontrolling interest reflects a deficit balance beginning in the second quarter of 2016.  This deficit balance is reflected in the total (deficit) equity attributable to RiceBran Technologies shareholders section of our condensed consolidated balance sheet at September 30, 2016.  Prior to June 30, 2016, the redeemable noncontrolling interest was reflected in the total temporary equity section of our condensed consolidated balance sheet.  A summary of the carrying amounts of Nutra SA balances included in our condensed consolidated balance sheets follows (in thousands).

	September 30,	December 31,
	2016	2015
Cash and cash equivalents	$67	$104
Other current assets (restricted $222 and $1,003)	919	2,760
Property and equipment, net (restricted $2,449 and $2,102)	11,138	9,502
Goodwill and intangibles, net	-	2,468
Other noncurrent assets	1,061	43
Total assets	$13,185	$14,877

Current liabilities	$7,867	$4,647
Current portion of long-term debt (nonrecourse)	6,849	2,750
Long-term debt, less current portion (nonrecourse)	-	3,553
Total liabilities	$14,716	$10,950

Nutra SA’s debt is secured by its accounts receivable and property.  The non-Brazilian entities within the consolidated ownership group do not guarantee any of Nutra SA’s debt.

Cash provided by operations in our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement of Nutra SA (LLC Agreement).

During the first nine months of 2016, we invested an additional $1.1 million in Nutra SA.  Upon receipt of the escrow funds by us on March 24, 2016 (see Note 9), Nutra SA redeemed a certain number of units held by us equal to $1.7 million, which resulted in a slight decrease in our membership interest in Nutra SA.  Our membership interest subsequently changed due to additional investments by us and by our minority partner.  In October 2016, our minority partner contributed $1.2 million to Nutra SA.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of changes in redeemable noncontrolling interest in Nutra SA for the three and nine months ended September 30, 2016 and 2015 (in thousands) follows.

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Redeemable noncontrolling interest in Nutra SA, beginning of period	$(1,599)	$862	$69	$2,643
Investors' interest in net loss of Nutra SA	(470)	(1,046)	(2,416)	(2,122)
Investors' interest in accumulated other comprehensive loss of Nutra SA	(60)	(482)	218	(900)
Investors' purchase of additional units	200	-	200	-
Accumulated Yield classified as other current liability	-	861	-	574
Redeemable noncontrolling interest in Nutra SA, end of period	$(1,929)	$195	$(1,929)	$195

Investors' average interest in Nutra SA during the period	32.5%	32.1%	32.2%	33.2%
Investors' interest in Nutra SA at the end of the period	32.7%	32.1%	32.7%	32.1%

The Investors have drag along rights which allow the Investors to force a sale of Nutra SA assets after January 1, 2018.  The right terminates upon the occurrence of certain events (a $50 million Nutra SA initial public offering or a change of control, as defined in the LLC Agreement).  We may elect to exercise a right of first refusal to purchase the Investors’ interest instead of proceeding to a sale.  We have assessed the likelihood of the Investors exercising these rights as less than probable at September 30, 2016.  We will continue to evaluate the probability of the Investors exercising their drag along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors will exercise these rights.

The Investors may elect, until January 1, 2018, to exchange units in Nutra SA for our common stock (the Exchange Right).  The appraised fair value of the Investors’ interest in Nutra SA and the market price of our stock would be used to determine the amount of ownership interest the Investors would receive.  The shares issued to the Investors may not exceed 49% of our outstanding common stock after such issuance; however, if this limitation applies, we would be required to issue to the Investors a warrant to purchase a number of shares of our common stock that, when combined with the shares of common stock issued to the Investors, would equal 49% of our fully diluted shares outstanding after such issuance.

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

As of September 30, 2016, there have been no unwaived events of default.  Events of default, as defined in the Membership Interest Purchase Agreement (MIPA) and the October 2013 amendment of investment agreements, are failure of Irgovel to meet minimum annual processing targets or failure to achieve EBITDA on a local currency basis of at least R$4.0 million annually.

As of September 30, 2016, there have been no qualifying events.  The LLC Agreement defines a qualifying event as the bankruptcy of RiceBran Technologies or Nutra SA.

In evaluating whether we are the primary beneficiary of Nutra SA, we considered the matters which could be put to a vote of the members.  Until there is an event of default or a qualifying event, the Investors’ rights and abilities, individually or in the aggregate, do not allow them to substantively participate in the operations of Nutra SA.  The Investors do not currently have the ability to dissolve Nutra SA or otherwise force the sale of all its assets.  However, the Investors do have drag along rights in the future.  We will continue to evaluate whether we are the primary beneficiary of Nutra SA each reporting period.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7. DEBT

The following table summarizes current and long-term portions of debt (in thousands):

	September 30,	December 31,
	2016	2015
Corporate segment:
Senior revolving loan	$2,866	$1,617
Senior term loan, net	946	1,407
Subordinated notes, net, maturing in May 2018, principal $6.3 million	6,310	6,310
Subordinated notes, net, paid in July 2016, principal $0	-	205
Other	74	116
	10,196	9,655
Brazil segment:
Capital expansion loans	2,417	2,067
Working capital lines of credit	584	828
Advances on customer export orders	1,113	1,310
Special tax programs	2,703	2,064
Other	32	34
	6,849	6,303
Total debt	17,045	15,958
Current portion	11,982	5,050
Long-term portion	$5,063	$10,908

In January 2016, we entered into a note payable with a director in the principal amount of $0.3 million and issued the director a warrant to acquire 25,000 shares of common stock (exercise price of $5.25, exercisable immediately and expiring in January 2021).  On the date of issuance, we recorded the warrant at fair value as a derivative warrant liability (see Note 8) and recorded a corresponding debt discount which amortized to interest expense when we repaid the note and accumulated interest in full in March 2016.

In February 2016, we entered into an agreement with the Lender which modified the financial covenants to require that (a) from February 1, 2016 to July 15, 2016, we maintain cash on hand, including availability under our revolving loan with the Lender, of not less than $1.5 million, provided that at least $0.8 million of such amount must be in the form of cash on hand, and (b) we maintain an average monthly adjusted EBITDA, as defined by the agreement, calculated over each consecutive three-month period beginning on January 1,  February 1, March 1, April 1 and May 1, 2016, of not less than $0.1 million.  The Lender also waived, for the first three quarters of 2016, any non-compliance with the financial covenants in the May 2015 agreement.  We may not be able to comply with the original May 2015 covenants without further modifications from the Lender.  Therefore, as of September 30, 2016, we have recorded the term loan, net of related debt issuance costs, as a current portion of long-term debt.  As of September 30, 2016, we are in compliance with the financial covenants associated with our debt agreements, as modified and discussed above.

In March 2016, we repaid $1.0 million of the senior term loan principal outstanding, which as of December 31, 2015, had been scheduled to be repaid in 2018, as required under the February agreement with the Lender described above.  In the first quarter of 2016, we expensed $0.2 million of debt issuance costs to interest expense as a result of that repayment.  We also paid a $0.1 million amendment fee in the first quarter of 2016, which is included in interest expense in our condensed consolidated statement of operations.  In June 2016, we entered into an amendment agreement with our lender to extend the prior modification of the loan agreement to September 30, 2016.  In September 2016, we entered into an additional amendment agreement with our lender to extend the prior modification of the loan agreement to December 31, 2016 and that from February 1, 2016 to December 30, 2016, we maintain cash on hand, including availability under our revolving loan with the Lender, of not less than approximately $1.3 million, provided that at least $0.5 million of such amount must be in the form of cash on hand (see Note 8 for additional information related to the repricing of the warrant associated with these modifications).  We also paid an approximately $0.2 million amendment fee in the third quarter of 2016, which was added to the outstanding loan balance.

Beginning in the second quarter of 2016, the Brazil segment did not have sufficient working capital to make their scheduled debt payments, and, as a result, the Brazil segment ceased making all bank debt payments in the second and third quarters.  Therefore, we have recorded all Brazil segment debt as current, regardless of maturity date.  Discussions have ensued with the related banks with regard to renegotiation of existing debt agreements. However, there is no assurance these discussions will be successful.

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

A summary of equity activity for the nine months ended September 30, 2016, (in thousands, except share data) follows.

	Common Stock		Accumulated	Accumulated Deficit Attributable to Noncontrolling Interest in	Accumulated Other Comprehensive	Total (Deficit)
	Shares	Amount	Deficit	Nutra SA	Loss	Equity
Balance, December 31, 2015	9,537,415	$262,895	$(250,738)	$-	$(4,889)	$7,268
Share-based compensation, employees and directors	-	619	-	-	-	619
Issuance of preferred stock and warrants	-	(447)	-	-	-	(447)
Dividend on preferred stock--beneficial conversion feature	-	551	(551)	-	-	-
Issuance of common stock to supplier	950,000	-	-	-	-	-
Other	313,271	213	-	-	-	213
Accumulated deficit attributable to noncontrolling interest in Nutra SA	-	-	-	(1,929)	-	(1,929)
Foreign currency translation	-	-	-	-	474	474
Net loss	-	-	(7,388)	-	-	(7,388)
Balance, September 30, 2016	10,800,686	$263,831	$(258,677)	$(1,929)	$(4,415)	$(1,190)

In February 2016, we issued 950,000 shares of common stock to a supplier.  The shares are being held in escrow until earned (as defined in the agreement) at a fixed price of $2.80 per share.  As of September 30, 2016, none of the shares have been released from escrow.

In September 2016, we issued shares of common stock to directors at a grant date fair value of $1.46 per share.  We issued 174,825 shares which vest on the earlier of June 30, 2017 or one day before the date of the next annual shareholder meeting.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of warrant activity for the nine months ended September 30, 2016, follows.

	Equity Warrants			Liability Warrants
	Shares Underlying	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Underlying	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2015	6,367,139	$5.78	3.4	726,489	$5.24	2.9
Issued	-	NA		2,685,000	2.03	4.5
Impact of anti-dilution clauses	-	NA		1,063,379	1.50	1.3
Exercised	-	NA		-	NA
Forfeited, expired or cancelled	-	NA		-	NA
Outstanding, September 30, 2016	6,367,139	$5.78	2.7	4,474,868	$1.82	3.6
Exercisable, September 30, 2016	6,367,139	$5.78	2.7	4,474,868	$1.82	3.6

In January 2016, we entered into a note payable with a director in the principal amount of $0.3 million and issued the director a warrant to acquire 25,000 share of common stock (exercise price of $5.25, exercisable immediately and expiring in January 2021).  On the date of issuance, we recorded the warrant at fair value as a derivative warrant liability, pursuant to the Share Sequencing, and recorded a corresponding debt discount which amortized to interest expense when we repaid the note and accumulated interest in full in March 2016.

In February 2016, in conjunction with the sale of the Series F Preferred Stock, we also sold warrants to purchase 2,660,000 shares of common stock (exercise price of $2.00 per share, exercisable beginning in August 2016 and expiring in August 2021).  The placement agent for the offering received a cash fee of $0.2 million.  The net proceeds from the offering were $2.6 million, after deducting placement agent discounts, commissions and other cash offering expenses of $0.4 million.  On the date of issuance, we allocated $2.5 million of the $3.0 million gross proceeds to derivative warrant liability, to record the warrants at fair value and recorded the remaining $0.5 million proceeds as preferred stock.  We recorded a dividend on preferred stock for the preferred stock beneficial conversion feature equal to the proceeds allocated to the preferred stock at issuance ($0.5 million), as the fair value of the common stock underlying the convertible preferred stock at issuance was $2.7 million.  As a result of this offering, the exercise price of certain warrants that contain full ratchet anti-dilution provisions was reduced from $5.24 per share to $1.50 per share and the number of shares of common stock underlying these warrants increased from 426,489 shares to 1,489,868 shares.

In June 2016, we entered into an amendment agreement with our Lender to extend the prior modification of the loan agreement.  In connection with this amendment, we repriced a previously issued warrant held by the Lender from $5.25 per share to $1.85 per share. In September 2016, we entered into an additional amendment agreement with our Lender to extend the prior modification of the loan agreement.  In connection with this amendment, we repriced the warrant held by the Lender from $1.85 per share to $1.60 per share.  Both prior to and subsequent to these modifications, we recorded the warrant at fair value as a derivative warrant liability, pursuant to the Share Sequencing, with changes in fair value recorded in the condensed consolidated statements of operations.

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

With regard to the request for freezing the escrow funds noted above, the Brazilian court ordered Irgovel not to access those funds under the premise that the Sellers may have a right to those funds as originally contemplated in the Purchase Agreement.  A fine of R$10,000 per day for violating that order was established by the court.  From the escrow release date of March 24, 2016 through today, no fine has been imposed.  We believe that with the final judgment in our favor, the Sellers no longer have any possible legal claim on the escrow funds and, thus, the court will remove the freeze.  We are working with counsel in Brazil to effectuate that outcome.

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

Employment Contracts and Severance Payments

We have employment contracts with certain officers and key management that include provisions for potential severance payments in the event of without-cause terminations or terminations under certain circumstances after a change in control. In addition, vesting of outstanding nonvested equity grants would accelerate following a change in control. See Note 14 for severance information related to our former chief executive officer.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10. SEGMENT INFORMATION

The tables below present segment information for the periods identified and provide reconciliations of segment information to total consolidated information (in thousands).

Three Months Ended September 30, 2016	Corporate	USA	Brazil	Consolidated
Revenues	$-	$8,261	$563	$8,824
Cost of goods sold	-	5,764	1,154	6,918
Gross profit	-	2,497	(591)	1,906
Depreciation and amortization (in selling, general and administrative)	(23)	(270)	(16)	(309)
Other operating expense	(1,784)	(1,460)	(493)	(3,737)
Income (loss) from operations	$(1,807)	$767	$(1,100)	$(2,140)

Net income (loss) attributable to RiceBran Technologies shareholders	$(861)	$767	$(986)	$(1,080)
Interest expense	353	-	393	746
Depreciation (in cost of goods sold)	-	216	246	462
Purchases of property	-	166	86	252

Nine Months Ended September 30, 2016	Corporate	USA	Brazil	Consolidated
Revenues	$-	$24,793	$4,627	$29,420
Cost of goods sold	-	17,190	6,103	23,293
Gross profit	-	7,603	(1,476)	6,127
Depreciation and amortization (in selling, general and administrative)	(69)	(854)	(42)	(965)
Other operating expense	(5,445)	(4,160)	(4,873)	(14,478)
Income (loss) from operations	$(5,514)	$2,589	$(6,391)	$(9,316)

Net income (loss) attributable to RiceBran Technologies shareholders	$(4,955)	$2,589	$(5,022)	$(7,388)
Interest expense	1,486	-	1,092	2,578
Depreciation (in cost of goods sold)	-	619	672	1,291
Purchases of property	-	231	229	460

Three Months Ended September 30, 2015	Corporate	USA	Brazil	Consolidated
Revenues	$-	$5,036	$3,881	$8,917
Cost of goods sold	-	3,719	3,141	6,860
Gross profit	-	1,317	740	2,057
Depreciation and amortization (in selling, general and administrative)	(22)	(393)	(11)	(426)
Other operating expense	(1,067)	(1,141)	(769)	(2,977)
Loss from operations	$(1,089)	$(217)	$(40)	$(1,346)

Net income (loss) attributable to RiceBran Technologies shareholders	$(777)	$(217)	$470	$(524)
Interest expense	348	-	413	761
Depreciation (in cost of goods sold)	-	206	220	426
Purchases of property	-	72	344	416

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2015	Corporate	USA	Brazil	Consolidated
Revenues	$-	$16,988	$12,994	$29,982
Cost of goods sold	-	11,770	12,864	24,634
Gross profit	-	5,218	130	5,348
Depreciation and amortization (in selling, general and administrative)	(56)	(1,181)	(123)	(1,360)
Other operating expense	(3,687)	(3,340)	(2,790)	(9,817)
Income (loss) from operations	$(3,743)	$697	$(2,783)	$(5,829)

Net income (loss) attributable to RiceBran Technologies shareholders	$(5,260)	$697	$(2,489)	$(7,052)
Interest expense	999	-	1,435	2,434
Depreciation (in cost of goods sold)	-	643	1,193	1,836
Purchases of property	-	423	568	991

The tables below present segment information for selected balance sheet accounts (in thousands).

	Corporate	USA	Brazil	Consolidated
As of September 30, 2016
Inventories	$-	$3,524	$351	$3,875
Property, net	422	7,787	11,138	19,347
Goodwill	-	790	-	790
Intangible assets, net	-	476	-	476
Total assets	1,869	16,172	13,185	31,226

As of December 31, 2015
Inventories	-	3,302	555	3,857
Property, net	418	8,408	9,502	18,328
Goodwill	-	790	2,468	3,258
Intangible assets, net	-	1,225	-	1,225
Total assets	3,497	15,260	14,878	33,635

Corporate segment total assets include cash, restricted cash, property and other assets.

We review our long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  During the second quarter of 2016, a number of economic and market conditions arose related to operations of our Brazil segment that impacted raw bran availability and working capital necessary to acquire it, resulting in the Brazil segment taking an estimated goodwill impairment charge of $3.0 million.  No modification of the estimated impairment charge was required in the third quarter of 2016 (see Note 5).  Additional information on impairment testing of long-lived assets, intangible assets and goodwill can be found in Note 9 of our Annual Report on Form 10-K for the year ended December 31, 2015.

The following table presents revenue by geographic area for the three and nine months ended September 30, 2016 and 2015 (in thousands).

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
United States	$7,740	$6,267	$23,113	$18,090
Brazil	289	255	3,264	6,157
Other international	795	2,395	3,043	5,735
Total revenues	$8,824	$8,917	$29,420	$29,982

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11. FAIR VALUE MEASUREMENTS

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of September 30, 2016, the fair value of our Corporate segment debt (Level 3 measurement) approximates the $10.2 million carrying value of that debt, based on current market rates for similar debt with similar maturities.  The fair value of our Brazil segment debt (Level 3 measurement) also approximates the $6.8 million carrying value of that debt based on the current market rates for similar debt with similar maturities.

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

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our condensed consolidated balance sheets (in thousands).

	Level 1	Level 2	Level 3	Total
Total liabilities at fair value, as of September 30, 2016 - derivative warrant liabilities	$-	$-	$2,838	$2,838
Total liabilities at fair value, as of December 31, 2015 - derivative warrant liabilities	$-	$-	$678	$678

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

	September 30, 2016	December 31, 2015
Risk-free interest rate	0.6% - 0.9%	0.9% -1.2%
	(0.8% weighted average)	(1.1% weighted average)
Expected volatility	69% - 85%	71% - 89%
	(81% weighted average)	(78% weighted average)

The following tables summarize the changes in Level 3 items measured at fair value on a recurring basis (in thousands).

Total Level 3 Fair Value	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Fair Value, at End of Period
		(1)
Nine Months Ended September 30, 2016, derivative warrant liabilities	$(678)	$314	$(2,474)	$(2,838)
Nine Months Ended September 30, 2015, derivative warrant liabilities	$(955)	$1,211	$(724)	$(468)

(1)	Included in change in fair value of derivative warrant liabilities in our unaudited condensed consolidated statements of operations.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12. RELATED PARTY TRANSACTIONS

Transactions with Baruch Halpern

Prior to 2015, entities beneficially owned by Baruch Halpern, a director, invested $2.6 million in our subordinated notes and related warrants, the terms of which were subsequently modified.  In the third quarter of 2016, Mr. Halpern purchased an additional $137,500 in subordinated notes from an unrelated note holder.  In the three and nine months ended September 30, 2016 and 2015, we expensed and paid $0.1 million and $0.2 million, respectively, of interest on the subordinated notes beneficially owned by Mr. Halpern.

In January 2016, we entered into a note payable with Mr. Halpern in the principal amount of $0.3 million and issued Mr. Halpern a warrant to acquire 25,000 shares of common stock (exercise price of $5.25, exercisable immediately and expiring in January 2021).  Principal and all interest, accumulating at an 11.75% annual rate, was payable on October 31, 2016.  We repaid the note and accumulated interest in full in March 2016.

Transactions with W. John Short

Prior to 2015, W. John Short, our former chief executive officer and a current director, invested $50,000 in our subordinated notes and related warrants, the terms of which were subsequently modified.  In the three and nine months ended September 30, 2016 and 2015, we expensed and paid approximately $2,000 and $5,000, respectively, of interest on the subordinated notes beneficially owned by Mr. Short.

Transactions with LF-RB Management, LLC

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

Among other things, under the Settlement Agreement we paid the LF-RB Group $50,000 in cash and issued 100,000 shares of our common stock to designees of the LF-RB Group to partially reimburse the LF-RB Group for out-of-pocket legal fees and other expenses incurred by the LF-RB Group in connection with its solicitation of proxies to elect its designees to the Board at the 2016 Annual Meeting of Shareholders.

NOTE 13. FAILURE TO COMPLY WITH NASDAQ LISTING REQUIREMENTS

On August 18, 2016, we received a notification letter from The Nasdaq Stock Market LLC ("Nasdaq") indicating that we have failed to comply with the minimum stockholders' equity requirement of Nasdaq Listing Rule 5550(b)(1). Nasdaq Listing Rule 5550(b)(1) requires that companies listed on the Nasdaq Capital Market maintain a minimum of $2,500,000 in stockholders' equity for continued listing. Our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 reported stockholders' equity (deficit) of ($36,000).

The notification letter has no immediate effect on our listing on the Nasdaq Capital Market. We submitted our plan to regain compliance to Nasdaq on October 5, 2016, and received a follow-up request for additional information, which we submitted on October 28, 2016.  If our plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the notification letter to regain compliance. If our plan to regain compliance is not accepted, we will have the opportunity to appeal that decision to a Hearings Panel.  There can be no assurance that our plan will be accepted or that, if it is, we will be able to regain compliance with the applicable Nasdaq listing requirements.

NOTE 14. SEVERANCE ACTIVITIES

On August 27, 2016, W. John Short’s employment as our chief executive officer was terminated.  Mr. Short continues to serve on the Company’s Board of Directors.  The Company and Mr. Short have been unable to agree upon the severance payments owed to Mr. Short under his employment agreement with the Company.   In order to resolve this dispute, on September 22, 2016, we filed an Arbitration Demand for Declaratory Relief (the “Demand”) against Mr. Short.  In the Demand, we seek a determination and declaration resolving all disputes between the Company and Mr. Short, including those relating to the amounts owed to Mr. Short in connection with his employment termination.   The Demand was filed with the American Arbitration Association in Phoenix, Arizona.  We have accrued estimated severance payments in the amount of $700,000.  We expect to pay the final settlement within the next 12 months and, therefore, we have included the amount in accrued salary, wages and benefits in our condensed consolidated balance sheet as of September 30, 2016.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15. CHIEF EXECUTIVE OFFICER APPOINTMENT

On August 27, 2016, Robert Smith, PhD, 55, was appointed interim Chief Executive Officer of RiceBran Technologies.  Dr. Smith has served as our Chief Operating Officer since June 2016.  Dr. Smith served as the Company’s senior vice president of operations and R&D from November 2014 to June 2016, as senior vice president of sales and business development from November 2013 to November 2014 and as senior vice president of business development from March 2012 to November 2013.  Dr. Smith brings over 20 years’ experience managing research and development and business development in the Ag-biotech industry.  He served as director of business development at HerbalScience Group from 2007 to 2010 and worked at Affynis LLC from 2010 to 2012 as a consultant.  Dr. Smith has also served as director of research and developments at Global Protein Products Inc. and PhycoGen Inc., and was project leader at Dekalb Genetics, a Monsanto Company.  Dr. Smith was a research assistant professor at the Ag-Biotech Center at Rutgers University and did his post-doctoral work in plant molecular biology at the University of Missouri-Columbia.  He holds a doctor of philosophy degree in molecular genetics and cell biology from the University of Chicago and a bachelor of arts degree in biology from the University of Chicago.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2016 and 2015

Revenue and Gross Profit

Revenues (in thousands):

	Three Months Ended September 30,
	2016	% of Total Revenues	2015	% of Total Revenues	Change	% Change
USA segment	$8,261	93.6	$5,036	56.5	$3,225	64.0
Brazil segment	563	6.4	3,881	43.5	(3,318)	(85.5)
Total revenues	$8,824	100.0	$8,917	100.0	$(93)	(1.0)

Consolidated revenues for the third quarter of 2016 were $8.8 million compared to $8.9 million in the prior year quarter, a decrease of $0.1 million, or 1%.

USA segment revenues increased $3.2 million, or 64%, quarter over quarter.  Human nutrition product revenues increased 75%, quarter over quarter. Gains in this category were primarily attributable to increased buying from the existing customer base and specifically the contract manufacturing accounts which grew by 110%. Animal feed product revenues increased 44% over prior year levels driven by the supply and cooperation agreement entered into with Kentucky Equine Research (KER) at the end of December 2015.

Brazil segment revenues decreased $3.3 million, or 86%, in the third quarter of 2016, compared to the prior year quarter.  The average Brazilian real to US Dollar exchange rate increased 8% quarter over quarter.  On a local currency basis, Brazil segment revenue declined 87% quarter over quarter, and raw bran volume processed declined 77% in the current period.  The decline in revenue in the third quarter of 2016 was due to the continuing challenge of sourcing raw bran caused by a confluence of three issues: (1) adverse weather conditions reducing the volume of rice during harvest earlier this year, (2) competition for purchasing raw bran and (3) having sufficient working capital to meet raw bran supplier payment demands.  The decrease in access to raw bran caused a decline in production volume, resulting in a decrease in revenues.

Gross profit (in thousands):

	Three Months Ended September 30,
	2016	Gross Profit %	2015	Gross Profit %	Change	Change in Gross Profit %
USA segment	$2,497	30.2	$1,317	26.2	$1,180	4.0
Brazil segment	(591)	(105.0)	740	19.1	(1,331)	(124.1)
Total gross profit	$1,906	21.6	$2,057	23.1	$(151)	(1.5)

Consolidated gross profit in the third quarter of 2016 decreased by $0.2 million, with gross profit percentage decreasing to 21.6% from 23.1% in the prior year quarter, a decline of 1.5 percentage points.

Index
The USA segment gross profit percentage increased 4.0 percentage points to 30.2% in the third quarter of 2016 as compared to the prior year quarter.  As noted above, both human and animal nutrition revenues increased significantly in the current quarter.  Additionally, raw bran prices have decreased approximately 6% when comparing quarter over quarter, leading to improved margin performance during the quarter.

The Brazil segment continues to experience negative gross profit in the third quarter of 2016, primarily due to the three reasons stated above: (1) adverse weather conditions reducing the volume of rice during harvest earlier this year, (2) competition for purchasing raw bran and (3) having sufficient working capital to meet raw bran supplier payment demands.  Beginning in the first quarter of 2016, obtaining adequate amounts of raw bran in order to operate the Irgovel plant at an appropriate level has been a challenge.  This has contributed to a 77% decline in raw bran processing volume quarter over quarter. The plant is only operating at approximately 16% of its targeted capacity of 300 metric tons per day resulting in very inefficient operations and significant negative gross profit. For cost reasons, bagged animal feed production was eliminated in the middle of the first quarter in 2016 and all efforts were shifted to selling bulk animal feed which is a simpler operation that requires less working capital and personnel. Additionally, because of the significantly reduced supply of raw bran available from rice millers, the cost of raw bran when it is available has increased by 17% during the third quarter to historically high prices.

Operating Expenses (in thousands):

	Three Months Ended September 30, 2016
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,784	$1,460	$493	$3,737
Depreciation and amortization	23	270	16	309
Total operating expenses	$1,807	$1,730	$509	$4,046

	Three Months Ended September 30, 2015
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,067	$1,141	$769	$2,977
Depreciation and amortization	22	393	11	426
Total operating expenses	$1,089	$1,534	$780	$3,403

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$(717)	$(319)	$276	$(760)
Depreciation and amortization	(1)	123	(5)	117
Total operating expenses	$(718)	$(196)	$271	$(643)

Consolidated operating expenses were $4.0 million for the third quarter of 2016, compared to $3.4 million for the third quarter of 2015, an increase of $0.6 million.

Corporate segment selling, general and administrative expenses (SG&A) in the third quarter of 2016 increased $0.7 million over the prior year quarter due to the $0.7 million in accrued severance expense related to our former chief executive officer (see Note 14).

USA segment SG&A expenses increased $0.3 million in the current quarter as compared to prior year. The increase is primarily related to increases in employment contract-related incentive pay, travel expenses, and commissions owed to KER under the December 2015 agreement.

Brazil segment SG&A expenses decreased $0.3 million in the current quarter due to further cost reduction efforts that were implemented to reduce administrative personnel overhead during the quarter along with reduced commissions and other selling costs associated with the decline in revenues.  The average currency exchange rate increased 8% quarter over quarter.

Consolidated depreciation and amortization decreased $0.1 million quarter over quarter, primarily due to the impact of certain USA segment fixed assets becoming fully depreciated subsequent to the third quarter of 2015.

Index
Other Income (Expense) (in thousands):

	Three Months Ended September 30, 2016
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$84	$84
Interest expense	(353)	-	(393)	(746)
Change in fair value of derivative warrant liabilities	1,166	-	-	1,166
Foreign currency exchange, net	-	-	(27)	(27)
Other	132	-	(19)	113
Other income (expense)	$945	$-	$(355)	$590

	Three Months Ended September 30, 2015
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$23	$23
Interest expense	(348)	-	(413)	(761)
Change in fair value of derivative warrant liabilities	654	-	-	654
Foreign currency exchange, net	-	-	(93)	(93)
Other	-	-	(53)	(53)
Other income (expense)	$306	$-	$(536)	$(230)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$61	$61
Interest expense	(5)	-	20	15
Change in fair value of derivative warrant liabilities	512	-	-	512
Foreign currency exchange, net	-	-	66	66
Other	132	-	34	166
Other income	$639	$-	$181	$820

Consolidated other income (expense) was $0.6 million of other income for the third quarter of 2016 compared to $0.2 million of other expense in the prior year quarter, primarily as a result of the $0.5 million favorable increase related to the change in the fair value of derivative warrant liabilities.

NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015

Revenue and Gross Profit

Revenues (in thousands):

	Nine Months Ended September 30,
	2016	% of Total Revenues	2015	% of Total Revenues	Change	% Change
USA segment	$24,793	84.3	$16,988	56.7	$7,805	45.9
Brazil segment	4,627	15.7	12,994	43.3	(8,367)	(64.4)
Total revenues	$29,420	100.0	$29,982	100.0	$(562)	(1.9)

Consolidated revenues for the nine months ended September 30, 2016 were $29.4 million compared to $30.0 million in the prior year period, a decrease of $0.6 million, or 1.9%.

USA segment revenues increased $7.8 million, or 46%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Human nutrition product revenues increased 49%, period over period. Human nutrition revenue gains were primarily attributable to increased buying from the existing customer base and specifically the contract manufacturing accounts which grew by 62%. Animal feed product revenues increased 38%. Animal nutrition revenue growth was driven by the supply and cooperation agreement entered into with KER at the end of December 2015.

Brazil segment revenues decreased $8.4 million, or 64%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The average currency exchange rate decreased 12% period over period.  On a local currency basis, Brazil segment revenue declined 58% as compared to the prior year period.  The decline in revenue in the first nine months of 2016 was due to the three issues previously noted: (1) adverse weather conditions reducing the volume of rice during harvest, (2) an increase in competition for purchasing raw bran and (3) having sufficient working capital to meet raw bran supplier payment demands. The decrease in access to raw bran caused a decline in production volume, resulting in a decrease in revenues.

Index
Gross profit (in thousands):

	Nine Months Ended September 30,
	2016	Gross Profit %	2015	Gross Profit %	Change	Change in Gross Profit %
USA segment	$7,603	30.7	$5,218	30.7	$2,385	-
Brazil segment	(1,476)	(31.9)	130	1.0	(1,606)	(32.9)
Total gross profit	$6,127	20.8	$5,348	17.8	$779	3.0

Consolidated gross profit for the nine months ended September 30, 2016 improved $0.8 million, or 3.0 percentage points, to $6.1 million, compared to $5.3 million in the prior year period.

The USA segment gross profit increased $2.4 million compared to the prior year period, however, gross profit percentage remained consistent at 30.7% in each period.  Revenue increases for ingredient and animal nutrition products drove down fixed per unit costs and raw bran prices have decreased approximately 10% when comparing to the prior year period, resulting in improved gross profit performance.  However, the raw bran supplier for our Mermentau facility was not producing for eight and five weeks during the second and third quarters of 2016, respectively, resulting in shipments to our animal feed customers originating from our California facility, which resulted in higher costs.  Additionally, our contract manufacturing accounts have incurred price increases from vendors that we have not yet passed on to customers.

The Brazil segment experienced negative gross profit for the first nine months of 2016, primarily due to the three reasons stated above related to weather, competition for raw bran and insufficient working capital.  Beginning in the first quarter of 2016, obtaining adequate amounts of raw bran in order to operate the Irgovel plant at an appropriate level has been a challenge.  This caused a 60% decline in raw bran processing volume period over period.  The plant operated at approximately 16% of its targeted capacity of 300 metric tons per day during the third quarter resulting in very inefficient operations and significant negative gross profit.  For cost reasons, bagged animal feed production was eliminated in the middle of the first quarter in 2016 and all efforts were shifted to selling bulk animal feed which is a simpler operation that requires less personnel.  Additionally, because of the significantly reduced supply of raw bran available from rice millers, the cost of raw bran when it is available has increased by 95% during the nine months ended September 30, 2016 to historically high prices.

Index
Operating Expenses (in thousands):

	Nine Months Ended September 30, 2016
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$5,445	$4,160	$1,849	$11,454
Depreciation and amortization	69	854	42	965
Goodwill impairment	-	-	3,024	3,024
Total operating expenses	$5,514	$5,014	$4,915	$15,443

	Nine Months Ended September 30, 2015
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$3,687	$3,340	$2,790	$9,817
Depreciation and amortization	56	1,181	123	1,360
Total operating expenses	$3,743	$4,521	$2,913	$11,177

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$(1,758)	$(820)	$941	$(1,637)
Depreciation and amortization	(13)	327	81	395
Goodwill impairment	-	-	(3,024)	(3,024)
Total operating expenses	$(1,771)	$(493)	$(2,002)	$(4,266)

Consolidated operating expenses were $15.4 million for the first nine months of 2016, compared to $11.2 million for the first nine months of 2015, an increase of $4.3 million.  Excluding the goodwill impairment charge of $3.0 million, consolidated operating expenses increased $1.2 million, or 10.0%.

Corporate segment SG&A expenses increased $1.8 million, or 47.7%, in the first nine months of 2016.  This was primarily related to the $1.1 million of additional expenses during the second quarter of 2016 incurred as a result of the proxy contest in connection with the 2016 Annual Shareholder Meeting.  The expenses incurred included legal fees, investor relations and proxy solicitation consulting fees, incremental electronic filing fees, shareholder mailing costs and the settlement payment made to the dissident group.  Additionally, we accrued $0.7 million in severance expense related to our former Chief Executive Officer (see Note 14) during the third quarter of 2016.

USA segment SG&A increased $0.8 million due primarily to an increase in employee-related expenses, including travel expenses, and an increase in commissions as a result of the KER agreement entered into in December 2015.

Brazil segment SG&A expenses decreased $0.9 million in the first nine months of 2016 due to continuing declines in the currency exchange rate between the Brazilian Real and the US Dollar.  The average exchange rate decreased 12% from the prior year period. The impact of the exchange rate on expenses offset the one-time severance expenses of $0.2 million related to the reduction in production staff associated with the bagged animal feed production eliminated in the middle of the first quarter 2016.  Additionally, further reductions in administrative personnel and lower production in the second and third quarters of 2016 have resulted in additional cost reductions.

The Brazil segment also recorded a goodwill impairment charge of $3.0 million in the nine months ended September 30, 2016 (see Note 5).

Consolidated depreciation and amortization decreased $0.4 million quarter over quarter, primarily due to the impact of certain USA segment and Brazil segment fixed assets becoming fully depreciated subsequent to the first quarter of 2015.

Index
Other Income (Expense) (in thousands):

	Nine Months Ended September 30, 2016
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$94	$94
Interest expense	(1,486)	-	(1,092)	(2,578)
Change in fair value of derivative warrant liabilities	314	-	-	314
Gain on resolution of Irgovel purchase litigation	1,598	-	-	1,598
Foreign currency exchange, net	-	-	111	111
Loss on extinguishment of debt	-	-	-	-
Other	132	-	(159)	(27)
Other income (expense)	$558	$-	$(1,046)	$(488)

	Nine Months Ended September 30, 2015
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$91	$91
Interest expense	(999)	-	(1,435)	(2,434)
Change in fair value of derivative warrant liabilities	1,211	-	-	1,211
Gain on resolution of Irgovel purchase litigation	-	-	-	-
Foreign currency exchange, net	-	-	(281)	(281)
Loss on extinguishment of debt	(1,904)	-	-	(1,904)
Other	155	-	(202)	(47)
Other expense	$(1,537)	$-	$(1,827)	$(3,364)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$3	$3
Interest expense	(487)	-	343	(144)
Change in fair value of derivative warrant liabilities	(897)	-	-	(897)
Gain on resolution of Irgovel purchase litigation	1,598	-	-	1,598
Foreign currency exchange, net	-	-	392	392
Loss on extinguishment of debt	1,904	-	-	1,904
Other	(23)	-	43	20
Other income	$2,095	$-	$781	$2,876

Consolidated other income (expense) was $0.5 million of other expense for the first nine months of 2016, compared to other expense of $3.4 million for the first nine months of 2015.

The Corporate segment experienced a decrease in other expense, net, of $2.1 million from the prior year period, primarily due to the $1.6 million gain related to the reversal of the Irgovel purchase litigation contingency (see Note 9).  The gain related to the reversal of the Irgovel purchase litigation is nonrecurring in nature.  Additionally, the 2015 period included a one-time loss on extinguishment of debt charge of $1.9 million (see Note 2).

The Brazil segment other expense, net, decreased $0.8 million, primarily due to the $0.4 million change in foreign currency exchange, net, related to fluctuations in the Brazil segment’s US Dollar denominated debt.  In addition, we experienced a $0.3 million decrease in interest expense due to a reduction in working capital lines of credit during the period.  These lines of credit are secured by accounts receivable, which decreased as a result of the reduction in revenues during the 2016 period.

Liquidity, Going Concern and Capital Resources

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

With respect to liquidity and capital resources, we manage the Brazil segment, consisting currently of our plant in Brazil, separately from our U.S. based Corporate and USA segments.  Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA.  Cash used in operating activities for the nine months ended September 30, 2016 and 2015, is presented below by segment (in thousands).

Index
	Nine Months Ended September 30, 2016
	Corporate and USA	Brazil	Consolidated
Net loss	$(2,366)	$(7,438)	$(9,804)
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	1,542	714	2,256
Change in fair value of derivative warrant and conversion liabilities	(314)	-	(314)
Goodwill impairment	-	3,024	3,024
Gain on resolution of Irgovel purchase litigation	(1,598)	-	(1,598)
Loss on extinguishment of debt	-	-	-
Other adjustments, net	1,303	133	1,436
Changes in operating assets and liabilities	(630)	3,558	2,928
Net cash used in operating activities	$(2,063)	$(9)	$(2,072)

	Nine Months Ended September 30, 2015
	Corporate and USA	Brazil	Consolidated
Net loss	$(4,564)	$(4,610)	$(9,174)
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	1,880	1,316	3,196
Change in fair value of derivative warrant and conversion liabilities	(1,211)	-	(1,211)
Gain on resolution of Irgovel purchase litigation	-	-	-
Loss on extinguishment of debt	1,904	-	1,904
Other adjustments, net	1,011	205	1,216
Changes in operating assets and liabilities	(1,020)	576	(444)
Net cash used in operating activities	$(2,000)	$(2,513)	$(4,513)

On a combined basis, the Corporate and USA segments used $2.1 million of cash in operating activities in the first nine months of 2016 compared to using $2.0 million of cash in the first nine months of 2015.  Excluding the 2016 gain on resolution of Irgovel of $1.6 million and the 2015 loss on extinguishment of debt of $1.9 million, net loss increased $1.3 million between periods, primarily as a result of the $1.1 million related to the proxy contest in connection with the 2016 annual meeting of shareholders.

Total liquidity (cash on hand and revolver availability) in the Corporate and USA segments increased approximately $0.7 million during the first nine months of 2016 primarily due to the February 2016 sale of preferred stock and the March 2016 release of restricted cash (see Note 2).  As of September 30, 2016, total liquidity is approximately $2.5 million.

The Brazil segment used $9,000 of cash in operating activities in the first nine months of 2016, compared to using $2.5 million of cash in the first nine months of 2015.  The decrease was primarily the result of an increase in accounts payable (principally raw bran suppliers) and accrued payroll related tax obligations as we delayed non-essential payments during the second and third quarter.  Additionally, accounts receivable decreased as we were able to collect on outstanding balances which were not offset by new sales.

In addition to the working capital issues, the funds necessary to meet scheduled debt payments no longer exist without additional equity funding. As a result, the Brazil segment ceased making all bank debt payments in the second and third quarters. Discussions have ensued with the related banks with regard to renegotiation of existing debt agreements. However, there is no assurance these discussions will be successful. In October 2016, our minority partner contributed $1.2 million to Irgovel.  Additionally, Irgovel’s management has negotiated various raw bran supply agreements that will allow Irgovel to obtain rice bran on a consistent basis with set pricing. We continue to closely monitor Irgovel’s operations and related funding requirements.

Additional equity contributions from the USA segment totaling $1.1 million and $3.3 million were made during the first nine months of 2016 and 2015, respectively.  As of September 30, 2016, we may make additional investments in Nutra SA up to $0.4 million without prior approval of our senior lender.

The Brazil segment also recorded a goodwill impairment charge of $3.0 million in the nine months ended September 30, 2016 (see Note 5).

Index
Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the applicable regulations of the Securities and Exchange Commission.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2016, we issued the securities described below without registration under the Securities Act.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  All issuances below were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

We issued shares of common stock under agreements with vendors as summarized in the table which follows.

Date of Issuance	Shares of Common Stock	Vesting Period
July 7, 2016	100,000	Immediate
August 26, 2016	23,000	Immediate

Item 3.  Defaults upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Index
Item 6.  Exhibits

The following exhibits are attached hereto and filed herewith:

Incorporated by Reference
Exhibit				Exhibit	Filing/Effective	Filed
Number	Exhibit Description	Form	File No.	Number	Date	Herewith
10.01	Amendment Agreement with Full Circle Capital Corporation, dated September 14, 2016					X
10.02	Settlement Agreement dated July 5, 2016	8-K	0-32565	10.1	July 11, 2016
10.03	Employment Agreement with Robert Smith dated as of July 1, 2016	8-K	0-32565	10.2	July 11, 2016
10.04	Amended and Restated Employment Agreement with Jerry Dale Belt dated as of July 1, 2016	8-K	0-32565	10.5	July 11, 2016
10.05	Employment Agreement with Michael Goose	8-K	0-32565	10.1	July 18, 2016
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS (1)	XBRL Instance Document					X
101.SCH (1)	XBRL Taxonomy Extension Schema Document					X
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF (1)	XBRL Taxonomy Extension Calculation Definition Document					X
101.LAB (1)	XBRL Taxonomy Extension Calculation Label Document					X
101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Document					X

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

Dated: November 10, 2016

/s/ Robert Smith
Robert Smith
Chief Executive Officer

/s/ J. Dale Belt
Jerry Dale Belt
Chief Financial Officer