Form 10-K
period 2016-12-31
RiceBran Technologies
filed 2017-03-23
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).  YES ☐ NO ☒

As of June 30, 2016, the aggregate market value of our common stock held by non-affiliates was $14,618,753.

As of March 17, 2017, there were 10,899,047 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement for its annual meeting of shareholders, which Definitive Proxy Statement will be filed with the Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K

Index
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements that involve substantial risks and uncertainties.  These forward-looking statements are not historical facts, but are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions.  Words such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “plans,” “projects,” “will,” “may” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements.  Future events and actual results could differ materially from those discussed in this Annual Report.  These risks and uncertainties include those described in “Risk Factors” and elsewhere in this Annual Report.  Except as required by law, we undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Annual Report.  We do not endorse any projections regarding future performance that may be made by third parties.

Unless the context requires otherwise, references to “we,” “us,” “our” and the “Company” refer to RiceBran Technologies, and its consolidated subsidiaries.

Index
PART I

ITEM 1. BUSINESS

Overview

Our Company

We are an ingredient company serving food, animal nutrition and specialty markets focused on value-added processing and marketing of healthy, natural and nutrient dense products derived from raw rice bran, an underutilized by-product of the rice milling industry.

We apply our proprietary and patented technologies and intellectual properties to convert raw rice bran into numerous high value products including:

•	stabilized rice bran or SRB,
•	rice bran oil or RBO,
•	defatted rice bran or DRB, and
•	derivative products including:
o	RiBalance, a complete rice bran nutritional package derived from further processing of SRB;
o	RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of RiBalance;
o	RiFiber, a protein and fiber rich insoluble derivative of RiBalance; and
o	our family of ProRyza products, which includes derivatives composed of protein and protein/fiber blends.

We have two reportable operating segments in 2016: (i) USA, which manufactures and distributes SRB (for food and animal nutrition customers) and derivative products as well as contract manufacturing of functional food products with an emphasis on utilization of our proprietary and patented functional food ingredients; and (ii) Brazil, which extracts crude RBO from raw rice bran and produces DRB as a co-product.  RBO is then further processed into degummed, neutralized and/or fully refined rice bran oil for sale internationally and in Brazil.  DRB is sold as feed for horses, cows, swine, sheep and poultry and a number of food and animal nutrition products.  We incur corporate and other expenses not directly attributable to operating segments. These include costs related to our corporate staff, general and administrative expenses including public company expenses, intellectual property, professional fees, and other expenses.  No Corporate allocations, including interest, are made to the operating segments.

Our target markets are organic and natural food, functional food, supplement and animal nutrition manufacturers, wholesalers and retailers, both domestically and internationally.

The combined operations of our USA and Brazil segments encompass our approach to processing raw rice bran into various high quality, value-added constituents and finished products.  Over the past decade, we have developed and optimized our proprietary processes to support the production of healthy, natural and non-genetically modified ingredients that are free of all major allergens for use in meats, baked goods, cereals, coatings, health foods, nutritional supplements, nutraceuticals and high-end animal nutrition and animal health products.

We incorporated under the laws of the State of California in 1998.  From July 2003 until October 2012, our corporate name was “NutraCea.”  At that time we changed our name to RiceBran Technologies.  As of December 31, 2016, our corporate headquarters are located in Scottsdale, Arizona.  We intend to relocate our corporate headquarters to California during 2017.  Over the past several years, we have increased our geographic presence and expanded our capabilities:

•
2016 – Entered into a strategic supply partnership with the Thailand-based Narula Group of companies to add organic jasmine rice bran and organic red rice bran, as well as other organic products, to our portfolio of products.

•
2014 – Acquired H&N Distribution Inc., an Irving, Texas based company now operating as Healthy Natural, Inc. (“HN”) which has a formulating, blending and co-packaging facility in Irving, Texas, where we manufacture blended and/or packaged functional food products for the nutrition and functional food markets.

•
2008 – Through our subsidiary Nutra S.A. LLC (“Nutra SA”), we initially acquired 100% ownership of Industria Riograndens De Oleos Vegetais Ltda. (“Irgovel”), our rice bran oil refining plant in Pelotas, Brazil.  In 2011, we sold a minority interest in Nutra SA to AF Bran Holdings-NL LLC and AF Bran Holding LLC (the “Investors”).

Index
USA Segment

The USA segment produces SRB inside three locations: two leased raw rice bran stabilization facilities located within supplier-owned rice mills in Arbuckle and West Sacramento, California; and one owned rice bran stabilization facility in Mermentau, Louisiana.  At our Dillon, Montana facility, the USA segment produces our process patented Stage II products including: RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of SRB; RiFiber, a fiber rich derivative of SRB; RiBalance, a complete rice bran nutritional package derived from further processing SRB, and our ProRyza family of products including, protein- and protein/fiber-based products.  “Stage II” refers to the products produced using our patented process technology run at our Dillon, Montana facility.  The manufacturing facilities included in our USA segment have proprietary processing equipment and process patented technology for the stabilization and further processing of rice bran into finished products.

At our HN facility in Irving Texas, we formulate, blend and package finished products on a customized basis for our customers.  We also lease a facility in West Sacramento, California that houses a laboratory, warehouse and facility for assembling RBT proprietary extruders for stabilizing raw rice bran.  In 2016, approximately 84% of USA segment revenue is from sales of food ingredient products and the remainder was from sales of animal nutrition products.

Brazil Segment

The Brazil segment consists of the consolidated operations of Nutra SA, whose only operating subsidiary is Irgovel, located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the food ingredient and animal nutrition markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  Irgovel also produces rice lecithin, which has application in food ingredient products, animal nutrition and industrial applications.  DRB is sold in bulk in the Brazilian market and internationally as an animal nutrition ingredient, and is sold as a raw material for further processing into food ingredient products.  In 2016, approximately 58% of Brazil segment product revenue was from sales of RBO products and the remainder was from sales of DRB products.

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

Our Products

Consistent with our mission to convert feed to food, our greatest opportunities are in the functional food, nutraceutical and food ingredient markets.

Premium natural, organic and functional ingredient manufacturers are in high demand and we are strategically positioned to take advantage of this growing and sustainable market opportunity as discussed below in “Our Growth Strategy”.

Our ingredient products are primarily sold to consumer nutrition and healthcare companies, nutritional supplement retailers and direct sales companies.  In August 2013, we entered into a multi-year agreement to sell certain of our Stage II products to a rapidly growing direct marketing company.  Pursuant to that agreement, that company is obligated to purchase a minimum of $7.7 million in products during the term of the agreement which expired in February 2017.  We will seek additional long-term supply agreements with similar companies in the future.

Food and Functional Food Ingredients

Our SRB, DRB, RBO and derivatives are nutritional, functional and beneficial food products that contain a unique combination of oil, protein, carbohydrates, vitamins, minerals, fibers and antioxidants that enhance the nutritional value of popular consumer products.  Foods that are ideally suited for the addition of our SRB and DRB to their products include processed meats, cereals, snacks, beverages, baked goods, breading and batters.  The inclusion of DRB in breading and batters can result in a reduction in oil uptake, higher moisture retention, improved nutritional profiles, and reduced costs.

In 2008, we received U. S. Department of Agriculture (“USDA”) Food Safety and Inspection Service (“FSIS”) approval to market rice bran as an ingredient to be used as a filler in comminuted meat products, such as meat and poultry sausages that contain binders, nugget-shaped patties, meatballs, meatloaf and meat and poultry patties.  Our products replace functional ingredients like soy protein isolate, soy protein concentrate, modified food starch, pea protein and mustard flour at a significantly reduced cost.  With strong application benefits such as reduced cost per unit, increased product yield and reduced purge, we believe our SRB has a significant market opportunity in the comminuted meat market both inside and outside of the United States.

Index
Animal Nutrition

Our SRB and DRB products are marketed as feed ingredients in the United States and international animal nutrition markets, and we will continue to pursue high margin sales opportunities in those markets.  SRB and DRB are used as equine feed ingredients and have been shown to provide health benefits.  Show and performance horses represent the premium end of the equine market and are a key target for our animal nutrition products.  In our Brazil segment, we also sell DRB as an ingredient for inclusion in a variety of feed formulations targeted to animal species such as horses, beef cattle, dairy cows, pigs, sheep and poultry.

About Rice Bran

Rice is the staple food for over half of the world’s population and is the staple food source for several of the world’s most populous countries.  Asia accounts for roughly 90% of global rice production and China is the world’s number one rice producer.  Globally, Brazil and the United States rank 9th and 11th, respectively, in production of rice, with each country producing approximately 2% of the global total.

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

As brown rice is milled into white rice, the oils present in raw rice bran come into contact with native lipase enzymes that are naturally present in the rice kernel.  These lipase enzymes initiate a rapid enzymatic hydrolysis of the oil, converting oils (triglycerides) into monoglycerides, diglycerides and free fatty acids (“FFA”).  As the FFA content builds in raw rice bran, the bran becomes unpalatable and off flavors (rancidity) develop.  If left unchecked, enzymatic degradation at normal room temperatures can increase the FFA levels to 5-8% within 24 hours and can continue at a rate of approximately 4-5% per day thereafter.  Enzymatic degradation is the most serious form of degradation of raw rice bran.  Rice bran stabilization is the process of carefully deactivating native enzymes to prevent the increase of FFA otherwise caused by lipase enzyme activity.  Proper stabilization is critical in the preservation of the nutritional value of the bran, an important nutrient source that is largely used as animal feed or otherwise wasted.

Historically there have been a number of attempts to develop rice bran stabilization techniques, including the use of chemicals, microwave heating or variations of existing extrusion technology.  Many of these approaches have had limited success in part because they have produced rice bran with limited shelf life or with significant degradation of nutrients.

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

Index
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

SRB leaving our system is then discharged onto cooling units specifically designed to control air pressure and humidity.  Cooled SRB can be loaded into bulk hopper trucks for large volume customers or sent by pneumatic conveyor to a bagging unit for packaging into 50 pound bags or 2,000 pound sacks.

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

Additional patented and proprietary processes involve enzyme treatment of SRB or DRB to produce fractions enriched in one or more macronutrients, including proteins, fibers, lipids and micronutrients such as vitamins, minerals and phytosterols, among others.  In these processes SRB or DRB, in an aqueous slurry, is treated with one or more enzymes, centrifugally separated and the fractions dried on drum driers, spray driers or other drying systems.

Our Stabilization Process

Rice bran is free of all major allergens and is a valuable source of protein with a balanced amino acid profile for food ingredient products and is rich in healthy oil, vitamins, antioxidants, dietary fiber and other nutrients.  The approximate composition and caloric content of our SRB is as follows:

Fat (oil)	18-23%
Protein	12-16%
Total Dietary Fiber	20-30%
Moisture	4-8%
Ash	6-14%
Calories	3.2 kcal/gram

Rice bran contains approximately 18-23% oil, which has a favorable fatty acid composition and excellent heat stability.  Rice bran oil contains essential fatty acids and a broad range of nutraceutical compounds that have been demonstrated to have therapeutic properties.

The process begins when raw rice bran is obtained from a number of rice mills and transported to a facility within which it is first stabilized via extrusion and then solvent-extracted to produce crude RBO and DRB.  Crude RBO is subsequently processed in a number of steps designed to sequentially capture constituents of value and to remove and discard impurities.  The final outcome of these steps is a highly refined, edible RBO that has superior flavor and functional properties.  In addition, the various co-products of crude RBO processing, distilled fatty acids for example, are refined and sold as products in their own right.  DRB is finely ground and packaged for use as a versatile food ingredient in many applications.  DRB may also be compounded with other ingredients such as a vegetable proteins, carbohydrates, vitamin premixes and minerals to produce an array of nutritionally targeted animal feeds for various species.  The DRB can also be further processed to extract and concentrate protein and dietary fiber.  Our process and related technologies are being continuously improved and optimized as we examine the technical and commercial feasibility of producing additional products derived from both RBO and DRB.

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

Index
Intellectual Property

We hold eight U.S. patents relating to the production or use of rice bran and rice bran derivatives.  In addition to the issued U.S. patents, we have been issued fourteen foreign patents covering the subject areas.  We intend to apply for additional patents in the future as new products, treatments and uses are developed.

Our stabilization and processing activities are an adaptation and refinement of standard food processing technology applied to rice bran.  We have chosen to treat certain of our methods and processes as a trade secret and not to pursue process or process equipment patents on the original processes.  However, as we develop improvements we intend to periodically review whether we should seek patent protection for them.  We believe that certain unique products, and their biological effects, resulting from our SRB may be patentable in the future.  We also hold a number of U.S. registered trademarks and trade names and have applied for additional marks.

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

Our Growth Strategy

We experienced significant changes in the constitution of our Board of Directors (the “Board”) and senior management team in 2016. During the summer of 2016, the Company was involved in a proxy contest with LF-RB Management (“LF-RB”).  LF-RB believed that Board and management changes were necessary to maximize shareholder value, which included the implementation of a turnaround and growth plan.  The proxy contest resulted in major changes to the Board, the appointment of Dr. Robert Smith, our COO at the time, as interim CEO, and the hiring of Michael Goose, a new products innovator with significant consumer packaged goods experience, as President of Sales and Marketing.  The new management team, working closely with the Board, developed a turnaround and growth plan to improve our financial condition, expand our markets and business, improve our profitability and maximize shareholder value. The following company actions represent a summary of our growth strategy:

1.
Establishment of a consolidation plan for the USA Segment that will improve operational efficiencies and result in cost savings:  We have developed a focused plan that provides clear market targets for driving revenue growth in food and animal nutrition ingredients and reflecting our focus on driving better returns on capital and for shareholders.  The first phase of our strategic initiatives will be the streamlining of our operations through consolidation to better position RiceBran as a reliable world-class supplier of ingredients.  We believe we can obtain significant cost reductions and improved efficiencies by consolidating our operations into fewer locations. We are actively engaged in locating a site in California, in the heart of rice growing territory where much of our bran supply is obtained.  We are relocating our corporate office to Sacramento on April 1, 2017, and plan to secure and relocate most of our corporate operations in late 2017.  Apart from being the heart of the rice growing region of California, the Sacramento Valley offers a number of benefits that will help us become the leader in our field while at the same time being more responsive to our customers and reducing the risk in bran supplies.  These benefits include:  i) proximity to major rice mills that we are in discussions with to secure additional bran; ii) proximity to our existing base of west-coast customers for both food and animal nutrition ingredients; iii) access to world-class scientists and technologies at University of California-Davis in areas of rice agriculture and processing, food and beverage innovation and animal nutrition.  This agricultural and technology hub in the Sacramento Valley generates and supports a strong and well-prepared workforce that will benefit us as we grow our business.  As we consolidate much of our management, operations, warehousing and distribution into a centralized location, we will realize significant cost savings and improved operational efficiencies. These changes will also support our continued commitment to achieving the highest standards of food quality and safety.

We will continue to operate in the mid-south region in Louisiana and further our discussions with mill operators in that region to secure additional supplies of bran.  This will help us to achieve continued growth in our animal nutrition business and enable us to prepare for supplying food grade rice bran ingredients from the mid-south to our midwest and east coast customers in the future.

Our plan will require some added investment, but much of this will be mitigated by significant cost reductions that we have already begun to implement, better operating leverage of new operations, improved efficiencies through consolidation of our operations, as well as capital realized from the divestiture of non-core assets and business activities. We may also explore opportunities for key industry participants to become strategic investors in the business. We will take every step possible to maximize company and investor returns by implementing plans that seek strong corporate returns on our investments.  In Brazil, we remain committed to our strategy of minimizing the financial impact of our Irgovel operations while exploring strategic alternatives.

Index
2.
Marketing our rice bran ingredients to major food companies that are striving to meet the needs of today’s and tomorrow’s demanding consumer:  The global and domestic markets are strong and rapidly expanding for minimally processed plant-based ingredients that provide dense and balanced nutrition in addition to evidence-based functionalities while also being free of all major allergens and being non-GMO.  The regulatory requirements to add front-of-label warnings on food items and increasing demand from consumers for foods that list fewer and less processed ingredients is driving food companies to replace standard food ingredients with cleaner ingredients, such as stabilized rice bran.  We anticipate further incorporation of our food ingredients by major consumer packaged goods food companies as more food companies adopt rice bran as a standard clean label food ingredient. This trend is not limited to food ingredients, as we are finding similar transition to clean ingredients among high-end animal nutrition companies.

Our Customers

Both our USA and Brazil segments use internal sales staff, outside independent sales representatives and third party distributors to market our portfolio of products to customers domestically and internationally.  In 2016, three customers accounted for 62% of USA segment revenues.  In our Brazil segment, three customers accounted for 32% of segment revenues.  In 2015, three customers accounted for 63% of USA segment revenues and three customers accounted for 40% of Brazil segment revenues.  We continue to focus efforts on diversification of our customer base in an attempt to mitigate the concentration of customers.

Our Strategic Alliances

In February 2016, we entered into an exclusive supply and cooperation agreement with a Thailand-based entity (“Youji”) granting us the exclusive worldwide, with certain exclusions, supply and distribution rights for their organic rice bran.  In addition, as part of the agreement we have agreed to lease two of our proprietary stabilization extruders to Youji for stabilization purposes at one of their rice mills.

In 2013, we entered into a series of agreements with various affiliates of Wilmar International Limited (collectively “Wilmar”).  In connection therewith, we sold a 50% membership interest in RBT PRO, LLC (“RBT PRO”) to Wilmar.  RBT PRO granted an exclusive, royalty free, perpetual sublicense of the license to use processes for deriving protein from rice bran to Wilmar for use throughout China and to us for use worldwide, excluding China.  Any royalty revenue derived from that same license would be revenue of RBT PRO.

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

Government Regulations

Our operations are subject to federal, foreign, state and local government laws and regulations, including those relating to zoning, workplace safety and accommodations for the disabled and our relationships with our employees are subject to regulations, including minimum wage requirements, anti-discrimination laws, overtime and working conditions and citizenship requirements.

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

USA Segment

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by one or more federal agencies, primarily the Food & Drug Administration (“FDA”), the Federal Trade Commission (“FTC”) and the USDA.  Our activities are also regulated by various governmental agencies for the states and localities in which our products are manufactured and sold, as well as by governmental agencies in certain countries outside the United States, such as Brazil (discussed below), in which our products are manufactured and sold.  Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product’s ability to provide health-related benefits.  Specifically, the FDA, under the Federal Food, Drug and Cosmetic Act (“FDCA”), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of food and food ingredients.  The FTC regulates the advertising of these products.

Index
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

The FDA Food Safety Modernization Act (“FSMA”), enacted January 4, 2011, amended the FDCA to significantly enhance the FDA’s authority over various aspects of food regulation.  The FSMA granted the FDA mandatory recall authority when the FDA determines there is a reasonable probability that a food is adulterated or misbranded and that the use of, or exposure to, the food will cause serious adverse health consequences or death to humans or animals.  One of the FSMA’s more significant changes is the requirement of hazard analysis and risk-based preventive controls (“HARPC”) for all food facilities required to register with the FDA.

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

Animal feed ingredients are regulated by the FDA at the federal level and by the individual states.  Our SRB is defined for animal use as heat stabilized rice bran for use as a feed ingredient.

Brazil Segment

The Brazilian Ministry of Agriculture, Livestock and Food Supply (“MAPA”), one of the Federal administrative bodies, is the primary regulator of agricultural products in Brazil, and its main activity is the management of public policies to encourage agriculture, the promotion of agribusiness and the regulation and standardization of services related to the sector.  Amongst other activities, MAPA is responsible for the regulation and control of pharmaceuticals, biological products and medicated feed additives for animal use.  MAPA is organized into departments, each one responsible for different sectors of the nation’s agribusiness.  Amongst these departments, the Secretary of Agricultural Defense (“SDA”) is responsible for implementing the actions of the State which aims at the prevention, control and eradication of animal diseases and plant pests.  The SDA also contributes to the formulation of the national agricultural policy by planning, regulating, coordinating and supervising the activities of agricultural defense throughout the country, being responsible for the coordination of the Department of Inspection of Livestock Products.  In order to fulfill its mission, the SDA provides central management and regulatory bodies as well as projections within the states for the implementation and coordination of those activities for which it is responsible.  Furthermore, ANVISA, a regulatory agency which operates in all those sectors related to products and services that affect the health of the population, and with expertise that covers both sanitary regulation and the economic regulation of the market, contributes to the enforcement of most of the regulations regarding processed food products, including vegetable oils, fats and vegetable creams.

Our Competition

There are a number of companies that have invested significant resources to develop technologies for stabilizing and further processing rice bran and who market rice bran products with varying levels of stabilization into multiple markets around the world.  We believe that we have best of breed technologies for stabilizing rice bran and, as such, have developed significant brand recognition in the animal feed and food ingredient product sectors both domestically and internationally.  Together with our decades of application technology know-how and patented processing methods, we believe that we have a first-to-market advantage over the competition with respect to our SRB products.

We are aware of several new producers of rice-based animal nutrition and food ingredient products in the United States, Europe and Asia.  We believe that our major nutritional supplement competitors include producers of isolated soy protein, wheat bran and oat bran, particularly in the functional food ingredients market segment.

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

Index
We also compete in the world’s edible oil market.  Our competition for exports of rice bran oil resides primarily in Southeast Asia.  Our branded rice bran oil “Carreteiro” competes with other bottled oils such as soy, palm, canola, peanut and others in the Brazilian retail market.  In addition, our exported rice bran oil competes with those same oils from other grains, seeds and plants in markets around the world.

Our Employees

As of December 31, 2016, the USA and Corporate segments had 75 employees located in the United States and the Brazil segment had 152 employees.  Our employee count may change periodically.  From year to year we experience normal variable labor fluctuation at our production facilities.  We believe relations with our employees are good.  None of our U.S. based employees are covered by collective bargaining agreements.  All of the employees at our Irgovel facility in Brazil are represented by a labor union and are covered by a collective bargaining agreement.

Available Information

We maintain an Internet website at the following address: www.ricebrantech.com.  We make available on or through our Internet website certain reports and amendments to those reports that we file with the Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934 (“Exchange Act”).  These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and the reports of beneficial ownership.  We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.  The contents of our website are not incorporated by reference in this report on Form 10-K and shall not be deemed “filed” under the Exchange Act.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock.  Investors or potential investors in our stock should carefully consider the risks described below.

RISK FACTORS

Risks Relating to Our Business

We have not yet achieved annual positive cash flows.

Our net cash used in operating activities was $3.9 million in 2016 and $3.8 million in 2015.  We may not be able to achieve revenue growth, profitability or positive cash flow, on either a quarterly or annual basis, and that profitability, if achieved, may not be sustained.  If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives such as re-filing for bankruptcy, pursuing dissolution and liquidation, seeking to merge with another company, selling all or substantially all of our assets or raising additional capital through equity or debt financings.  Because of our recurring losses and negative cash flows from operations, the audit report of our independent registered public accountants on our consolidated financial statements contains an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We have generated significant losses since our inception in 2000, and losses in the future could cause the trading price of our stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flows.

Since we began operations in February 2000, we have incurred an accumulated deficit in excess of $260 million.  We may not be able to achieve or maintain profitable operations if achieved.  If our losses continue, our liquidity may continue to be severely impaired, our stock price may fall and our shareholders may lose all or a significant portion of their investment.  If we are not able to attain profitability in the near future our financial condition could deteriorate further which could have a material adverse impact on our business and prospects and result in a significant or complete loss of shareholder investment.  Further, we may be unable to pay our debt obligations as they become due, which include obligations to secured creditors.

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

We have formulated our business plan and strategies based on certain assumptions regarding the size of the rice bran market, our anticipated share of this market, the estimated price and acceptance of our products and other factors.  These assumptions are based on our best estimates; however, our assessments may not prove to be correct.  Any future success may depend upon factors including changes in the dietary supplement industry, governmental regulation, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of rice bran, production, supplies, personnel, equipment and reduced margins caused by competitive pressures.  Many of these factors are beyond our control.

The anticipated benefits of moving our corporate headquarters to California may not be realized, and difficulties in connection with moving corporate headquarters could have an adverse effect on us.

We intend to relocate our corporate headquarters from Scottsdale, Arizona to California sometime during the first half of 2017. We expect that some of our executive officers and other key decision makers will relocate to California. We may face significant challenges in relocating our principal executive office to a different state, including difficulties in retaining and attracting officers, key personnel and other employees and challenges in maintaining corporate headquarters in a state different from where other employees, including other executive officers, corporate support staff and manufacturing facilities, are located. Employees may be uncertain about their future roles within our organization as a result of the relocation. Management may also be required to devote substantial time to relocating our corporate headquarters and related matters, which could otherwise be devoted to focusing on ongoing business operations and other initiatives and opportunities. Any such difficulties could have an adverse effect on our business, results of operations or financial condition.

Index
We may face difficulties integrating businesses we acquire.

As part of our strategy, we may review opportunities to buy other businesses or technologies, such as the acquisition of HN that was completed in 2014, that would complement our current products, expand the breadth of our markets or enhance technical capabilities, or that may otherwise offer growth opportunities.  Such acquisitions involve numerous risks, including, but not limited to:
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

An important component of our business strategy is to build and operate rice bran stabilization and rice bran oil facilities in foreign countries and to market and sell our products internationally.  For example, we have an operation in Brazil which manufactures rice bran oil.  There are risks in operating facilities in foreign countries because, among other reasons, we may be unable to attract sufficient qualified personnel, intellectual property rights may not be enforced as we expect and legal rights may not be available as contemplated.  Should any of these risks occur, our ability to expand our foreign operations may be materially limited and we may be unable to maximize the output from these facilities and our financial results may decrease from our anticipated levels.  The inherent risks of international operations could materially adversely affect our business, financial condition and results of operations.  The types of risks faced in connection with international operations and sales include, among others:
•	cultural differences in the conduct of business;
•	fluctuations in foreign exchange rates;
•	greater difficulty in accounts receivable collection and longer collection periods;
•	challenges in obtaining and maintaining financing;
•	impact of recessions in economies outside of the United States;
•	reduced or obtainable protection for intellectual property rights in some countries;
•	unexpected changes in governmental regulation or taxation;
•	tariffs and other trade barriers;
•	political conditions in each country;
•	management and operation of an enterprise spread over various countries;
•	seasonal reductions in business activity in some parts of the world;
•	the burden and administrative costs of complying with a wide variety of foreign laws; and
•	currency restrictions.

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

Index
•	liquidity of domestic capital and lending markets;
•	changes in environmental regulation; and
•	social and political instability.

Irgovel has certain financial and operating performance obligations which if not met may lead to us losing management control over Irgovel.

Under the terms of our agreements with the Investors, Irgovel must meet certain minimum annual processing targets and must achieve EBITDA in the local currency of at least R$4.0 million.   At the end of 2016, Irgovel did not meet this covenant but the Investors waived the requirement.  If Irgovel fails to meet these financial requirements, we could lose management control over Irgovel’s operations, and management control would transfer to the Investors.  Any such change in management control would cause us to no longer consolidate Irgovel’s financial results with our financial results.  Instead, we would be required to account for Irgovel as an equity investment on our balance sheets which may negatively impact our share price.

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

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. Dollar, including primarily the Brazilian Real.  Currently, a significant portion of our revenues and expenses occur in our Brazilian subsidiary, Irgovel.  Because our consolidated financial statements are presented in U.S. Dollars, we must translate revenues and expenses, as well as assets and liabilities, into U.S. Dollars at exchange rates in effect historically, during or at the end of each reporting period.  Therefore, increases or decreases in the value of the U.S. Dollar against the Brazilian Real and any other currency which affects a material amount of our operations, will affect our revenues, cost of sales, gross profit (loss), operating expenses, or other income and expenses and the value of balance sheet items denominated in foreign currencies.  These fluctuations may have a material adverse effect on our financial results.  Disruptions in financial markets may result in significant changes in foreign exchange rates in relatively short periods of time which further increases the risk of an adverse currency effect.  We do not hedge our currency risk, and do not expect to, as currency hedges are expensive and do not necessarily reduce the risk of currency fluctuations over longer periods of time.

We depend on a limited number of customers and their ability to meet their obligations.

In the USA segment, in 2016, three customers accounted for 62% of segment revenues and the top ten customers accounted for 78% of segment revenues.  As of December 31, 2016, the customers with the highest ten balances in the USA segment accounted for 73% of segment accounts receivable.

In the Brazil segment, in 2016, three customers accounted for 32% of segment revenues and the top ten customers accounted for 56% of segment revenues.  As of December 31, 2016, the customers with the highest ten balances accounted for 60% of Brazil segment accounts receivable.

We are dependent upon the continued growth, viability and financial stability of our customers.  We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenues.  Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our revenues.  This results in a concentration of credit risk with respect to our outstanding accounts receivable.  We consider the financial strength of the customer, the remoteness of the possible risk that a default event will occur, the potential benefits to our future growth and development, possible actions to reduce the likelihood of a default event and the benefits from the transaction before entering into a large credit limit for a customer.  Although we analyze these factors, the ultimate collection of the obligation from the customer may not occur.  Although we continue to expand our customer base in an attempt to mitigate the concentration of credit risk, the writing off of an accounts receivable balance could have an adverse effect on our results of operations.  Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.  Historically, we have not experienced any loss of our cash and cash equivalents, but we have experienced losses to our trade receivables.  A significant reduction in sales to any of our significant customers could have a material adverse effect on our results of operations.

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

The majority of the products that we have sold through December 31, 2016, have been based on SRB produced at our U.S. facilities and RBO extracted at Irgovel.  A decline in the market demand for our SRB and RBO products or the products of other companies utilizing our SRB and RBO products would have a significant adverse impact on us.

Our ability to generate sales is dependent upon our ability to continue our ongoing marketing efforts to raise awareness of our products and benefits of rice bran products generally.

We are dependent on our ability to market products to animal food producers, food manufacturers, mass merchandisers, health food retailers and to other companies for use in their products.  We must increase the level of awareness of functional foods in general and our products in particular.  We will be required to devote substantial management and financial resources to these marketing and advertising efforts and such efforts may not be successful.

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

If economic or weather conditions, for example the recent drought conditions in California, adversely affect the amount of rice planted or harvested, the cost of rice bran products that we use may increase.  We are not always able to immediately pass cost increases to our customers and any increase in the cost of SRB products could have an adverse effect on our results of operations.

We face competition from other companies that produce bran, grains and other alternative ingredients with similar benefits as our rice brans.

Competition in our targeted industries, including nutraceuticals, functional food ingredients, rice bran oils, animal feed supplements and companion pet food ingredients is vigorous, with a large number of businesses engaged in the various industries.  Many of our competitors have established reputations for successfully developing and marketing their products, including products that incorporate bran from other cereal grains and other alternative ingredients that are widely recognized as providing similar benefits as rice bran.  In addition, many of our competitors have greater financial, managerial and technical resources than we do.  If we are not successful in competing in these markets, we may not be able to attain our business objectives.

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

In both the U.S. and foreign markets, the formulation, manufacturing, packaging, labeling, distribution, sale and storage of our products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints.  Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions.  The dietary supplement and cosmetic industries are subject to considerable government regulation, both as to efficacy as well as labeling and advertising.  We are subject to regulation by one or more federal agencies including the U.S. Food and Drug Administration, the U.S. Federal Trade Commission and the U.S. Department of Agriculture, state and local authorities and foreign governmental agencies including the Brazilian National Health Surveillance Agency.  In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of our products, resulting in significant loss of sales revenues.  Our failure to comply with these current and new regulations could lead to the imposition of significant penalties or claims, limit the production or marketing of any non-compliant products or advertising and could negatively impact our business.

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

Index
We are dependent on key employees.

Our success depends upon the efforts of our top management team and certain other key employees, including the efforts of our chief executive officer, chief financial officer and president of USA ingredients.  Although we have written employment agreements with these employees, such individuals could die, become disabled or resign.  In addition, our success is dependent upon our ability to attract and retain key management persons for positions relating to the marketing and distribution of our products.  We may not be able to recruit and employ such executives at times and on terms acceptable to us.  Also, volatility, lack of positive performance in our stock price and changes in our overall compensation program, including our equity incentive program, may adversely affect our ability to retain such key employees.

Compliance with corporate governance and public disclosure regulations may result in additional expenses.

In order to comply with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and other regulations issued by the SEC, such as Dodd-Frank, we may need to invest substantial resources to comply with these evolving standards, and this investment would result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

As of March 17, 2017, we had 10,899,047 shares of common stock outstanding (including 256,839 shares of unvested restricted stock), 23,727,938 shares of our common stock were issuable upon exercise of our outstanding stock options and warrants and 3,897,983 shares of common stock were issuable upon conversion of preferred stock.  Additionally, an unknown number of shares of common stock may be issued if the minority owners of Nutra SA exercise their option to exchange units in Nutra SA for shares of our common stock.  The possibility that substantial amounts of our common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.  The issuance of the additional shares upon an increase in our authorized shares of common stock would significantly increase the amount of our common stock outstanding and the amount of the equity overhang.

Index
The impacts of anti-dilution provisions in certain warrants may dilute current shareholders.

As of March 17, 2017, we had 2,327,919 shares of common stock issuable upon exercise of two outstanding warrants that contain anti-dilution provisions, with a current exercise price of $0.96 per share.  These anti-dilution provisions cause the exercise prices and conversion prices of the warrants to decrease automatically if we issue shares of our common stock or securities convertible into shares of our common stock at prices below the exercise price of these warrants.  As of March 17, 2017, we also had 300,000 shares of common stock issuable upon exercise of an outstanding warrant that contains a most favored nations anti-dilution provision, with a current exercise price of $1.60 per share.  The most favored nations anti-dilution provision in this warrant provides that in the event of issuances of stock options and/or convertible instruments with anti-dilution provisions (providing for the adjustment of the exercise price, conversion price or other price or rate at which shares of common stock thereunder may be purchased, acquired or converted, and/or any upward adjustment in the number of shares of common stock issuable) we may be required to lower the exercise price on this warrant and and/or increase the number of shares underlying this warrant  Any adjustments pursuant to the anti-dilution provisions of these three warrants could materially dilute the holders of our common stock.

The authorization and issuance of preferred stock may have an adverse effect on the rights of holders of our common stock.

Our Board, without further action or vote by holders of our common stock, has the right to establish the terms, preference, rights and restrictions and issue shares of preferred stock.  The terms of any series of preferred stock could be issued with terms, rights, preferences and restrictions that could adversely affect the rights of holders of our common stock and thereby reduce the value of our common stock.  The designation and issuance of preferred stock favorable to current management or shareholders could make it more difficult to gain control of our board of directors or remove our current management and may be used to defeat hostile bids for control which might provide shareholders with premiums for their shares.  We have designated and issued five series of preferred stock, no shares of which remain outstanding.  In February 2016 and February 2017, respectively, we designated and issued a sixth and seventh series of preferred stock, Series F and Series G, of which 3,000 and 2,000 shares, respectively, remain outstanding.  We may issue additional series of preferred stock in the future.

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

On August 18, 2016, we received a notification letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we have failed to comply with the minimum stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1). Nasdaq Listing Rule 5550(b)(1) requires that companies listed on the Nasdaq Capital Market maintain a minimum of $2.5 million in stockholders’ equity for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”). Our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 reported stockholders’ equity (deficit) of ($36,000).

We submitted our plan to regain compliance in October 2016.  On November 15, 2016, based on information we submitted to Nasdaq, the Staff granted us the maximum allowable 180 day extension to February 14, 2017 to evidence compliance with the Minimum Stockholders’ Equity Requirement.  On February 16, 2017, we received a determination letter (the “Letter”) from the Nasdaq Listing Qualifications Staff (the “Staff”) stating that we had not regained compliance with the Minimum Stockholders’ Equity Requirement.  The Letter also stated our common stock would be delisted from The Nasdaq Capital Market at the opening of business on February 27, 2017 unless we request a hearing before the Nasdaq Hearing Panel (the “Panel”).

Index
We requested and have been granted a hearing before the Panel to appeal the Letter on March 30, 2017.  At the hearing, we intend to present a plan to regain compliance with the Minimum Stockholders’ Equity Requirement and request that the Panel allow us additional time within which to regain compliance.  The hearing will stay any delisting action in connection with the notice and allow the continued listing of our common stock on The Nasdaq Capital Market until the Panel renders a decision subsequent to the hearing, and our common stock will continue to trade on The Nasdaq Capital Market under the symbol “RIBT” until such time.

On March 10, 2017, we received a notification letter from Nasdaq indicating that we have failed to comply with the Minimum Bid Price Requirement of Nasdaq List Rule 5550(a)(2).  Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum price of $1.00 for 30 consecutive business days.  Nasdaq rules allow for a compliance period of 180 calendar days in which to regain compliance.

There can be no assurance that we will meet the Minimum Stockholders’ Equity Requirement or the Minimum Bid Price Requirement during any compliance period or in the future, or otherwise meet Nasdaq compliance standards, or that Nasdaq will grant the Company any relief from delisting as necessary, or that we will be able to ultimately meet applicable Nasdaq requirements for any such relief.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We maintain various facilities that are used for manufacturing, warehousing, research and development, distribution and administrative functions.  These facilities consist of both owned and leased properties.  The following table summarizes the properties used to conduct our operations as of March 17, 2017:

Primary Segment	Location	Status	Primary Use

USA	West Sacramento, California	Leased	Warehousing, and administrative

USA	Mermentau, Louisiana	Owned	Manufacturing

USA	Lake Charles, Louisiana	Building – owned	Warehouse
Land – leased

USA	Dillon, Montana	Owned	Manufacturing

USA	Irving, Texas	Leased	Manufacturing, warehousing and distribution

Brazil	Pelotas, Brazil	Owned (by Irgovel)	Manufacturing, R&D and administrative

Corporate	Scottsdale, Arizona	Leased	Administrative – corporate offices

Our corporate headquarters is located at 6720 N. Scottsdale Road, Suite 390, Scottsdale, AZ  85253.  We lease approximately 9,000 square feet of corporate office space in Scottsdale. We are moving our corporate headquarters to our facility in West Sacramento beginning April 1, 2017, and our lease for administrative offices in Scottsdale terminates March 31, 2017.

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

ITEM 3. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see “Commitments and Contingencies” in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this report, which is incorporated by reference herein.

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

	Low	High

2016
Fourth Quarter	$0.74	$1.43
Third Quarter	1.17	1.77
Second Quarter	1.12	2.19
First Quarter	1.07	2.36

2015
Fourth Quarter	$1.70	$2.40
Third Quarter	2.07	3.44
Second Quarter	3.14	4.25
First Quarter	2.50	4.67

Holders

As of March 13, 2017, there were approximately 160 holders of record and 7,190 beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2016, we issued the securities described below without registration under the Securities Act.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  All issuances below were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

We issued shares of common stock under an advisory agreement with a vendor as summarized in the table which follows.

Date of Issuance	Shares of Common Stock	Vesting Period
November 18, 2016	14,492	Immediate

Share Repurchases

We did not repurchase any of our common stock in 2016.

Index
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

Basis of Presentation and Going Concern

We continued to experience losses and negative cash flows from operations throughout 2016 resulting in accumulated deficit of $260 million which raises substantial doubt about our ability to continue as a going concern within one year from the date of this filing.  Despite these historical losses and negative cash flows, management believes it has plans in place that will mitigate these historical conditions.  Specifically, we completed an $8 million debt and equity raise in February 2017, as further described below. Consequently, we believe that the USA segment is adequately funded at this time to allow us to operate and execute on our business strategy for achieving consistent and positive operational cash flows. We continue to believe that we will be able to obtain additional funds to operate our business, should it be necessary; however, there can be no assurances that our efforts will prove successful.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In May 2015, the USA segment entered into an $8 million senior secured credit facility agreement with a lender (the “Lender”) consisting of a $3.5 million revolving loan, not to exceed a borrowing base, as defined in the agreement, and an initial $2.5 million term loan.  As a result of the credit facility transaction, the notes for a majority of the subordinated note holders representing approximately 97% of the principal due were amended, resulting in a $1.9 million loss on extinguishment.  In February 2016, we issued and sold preferred stock and warrants that netted proceeds of $2.6 million.  In March 2016, the restricted cash previously held in a $1.9 million escrow account associated with the purchase of Irgovel was released to us pursuant to a court order.  We repaid $1.0 million of the term loan with the Lender upon receipt of funds from the escrow account.  In addition, we repaid a $0.3 million short-term note from a related party.

In February 2017, we issued and sold preferred stock and warrants that netted approximately $1.85 million after deducting fees and expenses related to the offering.  Additionally, in February 2017, we entered into a securities purchase agreement whereby we sold and issued original issue discount senior secured debentures that netted approximately $5.6 million after expenses (together, the “February 2017 Transactions”).  Funds received from the February 2017 Transactions were used to repay amounts due to the Lender in full of approximately $3.8 million, pay down the principal balance and interest due to the subordinated note holders totaling $0.5 million and for working capital and capital expenditure needs in our USA segment.

The Brazil segment consists of the consolidated operations of Nutra SA, LLC (“Nutra SA”), whose only operating subsidiary is Industria Riograndens De Oleos Vegetais Ltda. (“Irgovel”), located in Pelotas, Brazil.  Irgovel completed the final stages of a major capital expansion during the first quarter of 2015.  Throughout 2014, significant cash was used during the shutdown period and subsequent restart of the plant.  In 2016, 2015 and 2014, we invested $1.1 million, $3.6 million and $10.3 million, respectively, in Nutra SA to fund completion of the capital project and Irgovel working capital needs. Under the terms of the February 2017 Transactions, we are prohibited from contributing additional funding to Irgovel.

Beginning in the second quarter of 2016 and through the fourth quarter of 2016, the Brazil segment experienced severe cash shortages resulting in an increase in accounts payable (principally to raw bran suppliers) and accrued payroll related tax obligations as we delayed non-essential payments.  The nonpayment of operating liabilities resulted in suppliers refusing to ship raw bran and other materials necessary to maintain steady operation of the plant.  In addition to the working capital issues, the funds necessary to meet scheduled debt payments no longer existed without additional equity funding. As a result, the Brazil segment ceased making all bank debt payments in the second and third quarters of 2016.  Discussions have ensued with the related banks with regard to renegotiation of existing debt agreements.  However, there is no assurance these discussions will be successful. In the second half of 2016, our minority partner (the “Investors”) contributed $1.65 million to Irgovel and an additional $0.4 million in the first quarter of 2017.  These equity infusions have allowed Irgovel’s management to negotiate various raw bran supply agreements that will allow Irgovel to obtain rice bran on a consistent basis. As a result, the Irgovel plant was able to return to a more normalized operational level in the middle of the fourth quarter of 2016 and to begin repairing vendor relationships overall. We continue to closely monitor Irgovel’s operations and related funding requirements.

Index
Segments

We have two reportable operating segments in 2016: (i) USA, which manufactures and distributes SRB (for food and animal nutrition customers) and derivative products as well as contract manufacturing of functional food products with an emphasis on utilization of our proprietary and patented functional food ingredients; and (ii) Brazil, which extracts crude RBO from raw rice bran and produces DRB as a co-product.  RBO is then further processed into degummed, neutralized and/or fully refined rice bran oil for sale internationally and in Brazil.  DRB is sold as feed for horses, cows, swine, sheep and poultry and a number of food ingredient products and animal nutrition products.  We incur corporate and other expenses not directly attributable to operating segments. These include costs related to our corporate staff, general and administrative expenses including public company expenses, intellectual property, professional fees and other expenses.  No Corporate allocations, including interest, are made to the operating segments.

The combined operations of our USA and Brazil segments encompass our approach to processing raw rice bran into various high quality, value-added constituents and finished products.  Over the past decade, we have developed and optimized our proprietary processes to support the production of healthy, natural, hypoallergenic, gluten/soy free and non-genetically modified ingredients for use in meats, baked goods, cereals, coatings, health foods, nutritional supplements, nutraceuticals and high-end animal nutrition and animal health products.

The USA segment produces SRB inside three locations: two leased raw rice bran stabilization facilities located within supplier-owned rice mills in Arbuckle and West Sacramento, California; and one owned rice bran stabilization facility in Mermentau, Louisiana.  At our Dillon, Montana facility, the USA segment produces our process patented Stage II products including: RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of SRB; RiFiber, a fiber rich derivative of SRB; RiBalance, a complete rice bran nutritional package derived from further processing SRB, and our ProRyza family of products including, protein- and protein/fiber-based products.  “Stage II” refers to the products produced using our patented process technology run at our Dillon, Montana facility.  The manufacturing facilities included in our USA segment have proprietary processing equipment and process patented technology for the stabilization and further processing of rice bran into finished products.

At our HN facility in Irving Texas, we formulate, blend and package finished products on a business-to-business basis for our customers.  We also lease a facility in West Sacramento, California that houses a laboratory, warehouse and facility for assembling RBT proprietary extruders for stabilizing raw rice bran.  In 2016, approximately 84% of USA segment revenue is from sales of food ingredient products and the remainder was from sales of animal nutrition products.

The Brazil segment consists of the consolidated operations of Nutra SA, whose only operating subsidiary is Irgovel, located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the food ingredient and animal nutrition markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  Irgovel also produces rice lecithin, which has application in food ingredient products, animal nutrition and industrial applications.  DRB is sold in bulk in the Brazilian market and internationally as an animal nutrition ingredient, and is sold as a raw material for further processing into food ingredient products.  In 2016, approximately 58% of Brazil segment product revenue was from sales of RBO products and the remainder was from sales of DRB products.

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

Index
Results of Operations

The following table sets forth certain financial data as a percentage of net sales for 2016 and 2015.

	2016	2015

Revenues	100.0%	100.0%
Cost of goods sold	79.8%	79.8%
Gross profit	20.2%	20.2%
Operating expenses:
Selling, general and administrative	37.6%	31.5%
Depreciation and amortization	3.2%	4.5%
Goodwill impairment	7.7%	-
Loss from operations	-28.3%	-15.8%
Other expense	-0.1%	-11.2%
Loss before income taxes	-28.4%	-27.0%
Income tax (expense) benefit	-0.1%	0.5%
Net loss	-28.5%	-26.5%
Net loss attributable to noncontrolling interest in Nutra SA	6.9%	5.8%
Net loss attributable to RiceBran Technologies shareholders	-21.6%	-20.7%
Dividends on preferred stock--beneficial conversion feature	-1.4%	-
Net loss attributable to RiceBran Technologies common shareholders	-23.0%	-20.7%

Consolidated net loss attributable to RiceBran Technologies shareholders for 2016 was $9.1 million, or $0.97 per share, compared to $8.3 million, or $0.90 per share in 2015.  Excluding the 2016 beneficial conversion feature and goodwill impairment charges, consolidated net loss attributable to RiceBran Technologies shareholders was $5.5 million, or $0.59 per share.

Revenue and Gross Profit

Revenues (in thousands):

	2016	% of Total Revenues	2015	% of Total Revenues	Change	% Change
USA segment	$32,675	82.9%	$23,341	58.5%	$9,334	40.0%
Brazil segment	6,745	17.1%	16,601	41.6%	(9,856)	-59.4%
Intersegment	(15)	0.0%	(46)	-0.1%	31	-67.4%
Total revenues	$39,405	100.0%	$39,896	100.0%	$(491)	-1.2%

Consolidated revenues for 2016 were $39.4 million compared to $39.9 million in 2015, a decrease of $0.5 million, or 1.2%.

USA segment revenues increased $9.3 million, or 40.0% in 2016 compared to 2015.  Food ingredient product revenues increased 40%, year over year. Gains in this category were primarily attributable to increased buying from the existing customer base and specifically the contract manufacturing accounts which grew by 53% during 2016. Animal feed product revenues increased 34% over prior year levels driven by the supply and cooperation agreement entered into with Kentucky Equine Research (KER) at the end of December 2015.

Brazil segment revenues decreased $9.9 million, or 59.4%, in 2016 compared to 2015.  The average Brazilian real to US Dollar exchange rate decreased 5% year over year.  On a local currency basis, Brazil segment revenue declined 56% year over year, and raw bran volume processed declined 54% in 2016.  The decline in revenue in 2016 was due to the continuing challenge of sourcing raw bran caused by a confluence of three issues: (1) adverse weather conditions reducing the volume of rice during harvest, (2) competition for purchasing raw bran and (3) having sufficient working capital to meet raw bran supplier payment demands.  The decrease in access to raw bran caused a decline in production volume, resulting in a decrease in revenues.  During the fourth quarter of 2016, Irgovel’s management negotiated various raw bran supply agreements that will allow Irgovel to obtain rice bran on a consistent basis with set pricing.

Index
Gross profit (in thousands):

	2016	Gross Profit %	2015	Gross Profit %	Change	Change in Gross Profit %
USA segment	$9,647	29.5%	$7,418	31.8%	$2,229	(2.3)
Brazil segment	(1,678)	-24.9%	652	3.9%	(2,330)	(28.8)
Total gross profit	$7,969	20.2%	$8,070	20.2%	$(101)	(0.0)

Consolidated gross profit decreased $0.1 million to $8.0 million in 2016, compared to $8.1 million in 2015.  Gross profit remained consistent between periods at 20.2%.

The USA segment gross profit increased $2.2 million, to $9.6 million in 2016, from $7.4 million in 2015, and gross profit percentage decreased 2.3 percentage points to 29.5% in 2016 from 31.8% in 2015.  Revenue increases for ingredient and animal nutrition products drove down fixed per unit costs and raw bran prices have decreased approximately 9% when comparing to the prior year, resulting in improved gross profit performance.  However, this improvement was negated by three factors.  First, the raw bran supplier for our Mermentau facility was not producing for 13 weeks in 2016, resulting in shipments to our animal feed customers originating from our California facility, which resulted in higher costs.  Additionally, our contract manufacturing accounts have incurred price increases from vendors that we have not yet passed on to customers.  Finally, inventory reserves were taken for excess inventory levels.

The Brazil segment experienced negative gross profit in 2016, primarily due to the three reasons stated above related to weather, competition for raw bran and insufficient working capital.  Beginning in the first quarter of 2016, obtaining adequate amounts of raw bran in order to operate the Irgovel plant at an appropriate level has been a challenge.  This caused a 54% decline in raw bran processing volume year over year.  The plant operated at approximately 16% of its targeted capacity of 300 metric tons per day during the third quarter of 2016 resulting in very inefficient operations and significant negative gross profit.  However, during the fourth quarter, operating efficiency improved to 47% of targeted capacity.  We expect to see continued improvement in 2017.  For cost reasons, bagged animal feed production was eliminated in the middle of the first quarter in 2016 and all efforts were shifted to selling bulk animal feed which is a simpler operation that requires less personnel.  Additionally, because of the significantly reduced supply of raw bran available from rice millers, the cost of raw bran when it is available has increased by 63% during 2016 to historically high prices.

Operating Expenses (in thousands):

	2016
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$7,078	$5,532	$2,198	$14,808
Depreciation and amortization	89	1,122	57	1,268
Goodwill impairment	-	-	3,024	3,024
Total operating expenses	$7,167	$6,654	$5,279	$19,100

	2015
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$4,892	$4,288	$3,387	$12,567
Depreciation and amortization	79	1,569	131	1,779
Total operating expenses	$4,971	$5,857	$3,518	$14,346

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$(2,186)	$(1,244)	$1,189	$(2,241)
Depreciation and amortization	(10)	447	74	511
Goodwill impairment	-	-	(3,024)	(3,024)
Total operating expenses	$(2,196)	$(797)	$(1,761)	$(4,754)

Consolidated operating expenses were $19.1 million for 2016, compared to $14.3 million for 2015, an increase of $4.8 million.  Excluding the goodwill impairment charge of $3.0 million, consolidated operating expenses increased $1.7 million, or 12.1%.

Index
Corporate segment selling, general and administrative expenses (SG&A) increased $2.2 million.  This was primarily related to the $1.1 million of additional 2016 expense incurred as a result of the proxy contest in connection with the 2016 Annual Shareholder Meeting.  The expenses incurred included legal fees, investor relations and proxy solicitation consulting fees, incremental electronic filing fees, shareholder mailing costs and the settlement payment made to the dissident group.  Additionally, during 2016 we recorded approximately $0.7 million in severance expense related to the departure of our former chief executive officer.

USA segment SG&A expenses increased $0.8 million primarily due to a $0.4 million increase in commissions as a result of the KER agreement entered into in December 2015.  Additionally, there were increases in employee-related expenses, travel expenses, and in marketing expenses (advertising and tradeshow related).

Brazil segment SG&A expenses increased $1.8 million in 2016.  Excluding the goodwill impairment charge recorded in 2016, Brazil’s SG&A expenses decreased by $1.3 million.  The change was primarily the result of declines in the exchange rate between the Brazilian Real and the US Dollar. The average exchange rate decreased 5% year over year.  The impact of the exchange rate on expenses offset the one-time severance expenses of $0.2 million related to the reduction in production staff associated with the bagged animal feed production eliminated in the middle of the first quarter 2016.  Additionally, further reductions in administrative personnel and lower production in 2016 have resulted in additional cost reductions.

On a consolidated basis, depreciation and amortization expense decreased $0.5 million primarily related to decreases in the USA segment resulting from incremental declines in amortization expense of intangible assets associated with the acquisition of HN in 2014.

Other Income (Expense) (in thousands):

	2016
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$100	100
Interest expense	(2,484)	-	(1,548)	(4,032)
Change in fair value of derivative warrant liabilities	1,625	-	-	1,625
Gain on resolution of Irgovel purchase litigation	1,598	-	-	1,598
Foreign currency translation gain (loss)	-	-	85	85
Loss on extinguishment of debt	-	-	-	-
Other, net	562	-	(16)	546
Other income (expense)	$1,301	$-	$(1,379)	$(78)

	2015
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$107	107
Interest expense	(1,404)	-	(1,697)	(3,101)
Change in fair value of derivative warrant liabilities	1,001	-	-	1,001
Gain on resolution of Irgovel purchase litigation	-	-	-	-
Foreign currency translation gain (loss)	-	-	(370)	(370)
Loss on extinguishment of debt	(1,904)	-	-	(1,904)
Other, net	154	-	(363)	(209)
Other income (expense)	$(2,153)	$-	$(2,323)	$(4,476)

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$(7)	$(7)
Interest expense	(1,080)	-	149	(931)
Change in fair value of derivative warrant liabilities	624	-	-	624
Gain on resolution of Irgovel purchase litigation	1,598	-	-	1,598
Foreign currency translation gain (loss)	-	-	455	455
Loss on extinguishment of debt	1,904	-	-	1,904
Other, net	408	-	347	755
Other income (expense)	$3,454	$-	$944	$4,398

Consolidated other expense was $78,000 in 2016, compared to $4.5 million in 2015.

Index
The Corporate segment experienced an improvement in other expense, net, of $3.4 million from the prior year, primarily due to the $1.6 million gain related to the reversal of the Irgovel purchase litigation contingency in 2016.  The gain related to the reversal of the Irgovel purchase litigation is nonrecurring in nature.  Additionally, the 2015 period included a one-time loss on extinguishment of debt charge of $1.9 million.  During 2016, interest expense and bank fees increased as we borrowed additional funds on our revolver in order to fund operations and make scheduled debt payments and we incurred additional fees related to amendments of our existing credit facilities.

The Brazil segment other expense, net, decreased $1.0 million, primarily due to the $0.5 million change in foreign currency exchange, net, related to fluctuations in the Brazil segment’s US Dollar denominated debt.  In addition, we experienced a $0.1 million decrease in interest expense due to a reduction in working capital lines of credit during the period.  These lines of credit are secured by accounts receivable, which decreased as a result of the reduction in revenues during the 2016 period.

Liquidity and Capital Resources

We continued to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern.  We believe that we will be able to obtain additional funds to operate our business, should it be necessary; however, there can be no assurances that our efforts will prove successful.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

With respect to liquidity and capital resources, we manage the Brazil segment, consisting currently of our plant in Brazil, separately from our U.S. based Corporate and USA segments.  Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA.  Cash used in operating activities for 2016 and 2015, is presented below (in thousands).

	2016
	Corporate and USA	Brazil	Consolidated
Net loss	$(2,915)	$(8,335)	$(11,250)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,047	990	3,037
Change in fair value of derivative warrant liabilities	(1,625)	-	(1,625)
Goodwill impairment	-	3,024	3,024
Gain on resolution of Irgovel purchase litigation	(1,598)	-	(1,598)
Other adjustments, net	1,941	112	2,053
Changes in operating asset and liabilities:	(468)	2,897	2,429
Net cash used in operating activities	$(2,618)	$(1,312)	$(3,930)

	2015
	Corporate and USA	Brazil	Consolidated
Net loss	$(5,387)	$(5,189)	$(10,576)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,538	1,525	4,063
Change in fair value of derivative warrant liabilities	(1,001)	-	(1,001)
Loss on extinguishment of debt	1,904	-	1,904
Other adjustments, net	1,254	167	1,421
Changes in operating asset and liabilities:	(1,245)	1,640	395
Net cash used in operating activities	$(1,937)	$(1,857)	$(3,794)

On a combined basis, the Corporate and USA segments used $2.6 million of cash in operating activities in 2016 compared to using $1.9 million of cash in 2015.  Excluding the 2016 gain on resolution of Irgovel purchase litigation and the 2015 loss on extinguishment of debt, net loss increased $1.0 million between periods, primarily as a result of the $1.1 million related to the proxy contest in connection with the 2016 annual meeting of shareholders, of which $0.4 million was subsequently reimbursed through our insurance policy and recorded as other income.  Additionally, during 2016 we recorded approximately $0.7 million in severance expense related to the departure of our former chief executive officer.

Total liquidity (cash on hand and revolver availability) in the Corporate and USA segments decreased approximately $0.9 million during 2016 primarily due to increased borrowings against our revolving credit facility to fund operations and make scheduled debt payments.  As of December 31, 2016, total liquidity is approximately $0.9 million.  As a result of the February 2017 transactions, we have repaid Lender in full, including all amounts borrowed on our revolving credit facility.

Index
The Brazil segment used $1.3 million of cash in operating activities in 2016, compared to using $1.9 million of cash in 2015.  The decrease was primarily the result of an increase in accounts payable (principally raw bran suppliers) and accrued payroll related tax obligations as we delayed non-essential payments during the second and third quarter.  Additionally, accounts receivable decreased as we were able to collect on outstanding balances which were not offset by new sales.

In February 2016, we issued and sold preferred stock and warrants that netted proceeds of $2.6 million.  Funds received under the facility with the Lender and from the February offering were used for working capital and capital expenditure needs in both of our operating segments.  Additional equity contributions from the USA segment to Nutra SA totaling $1.1 million and $3.3 million were made during the first nine months of 2016 and 2015, respectively.

In addition to the Brazil segment working capital issues, the funds necessary to meet scheduled debt payments no longer exist without additional equity funding. As a result, the Brazil segment ceased making all bank debt payments in the second and third quarters of 2016. Discussions have ensued with the related banks with regard to renegotiation of existing debt agreements. However, there is no assurance these discussions will be successful. In the second half of 2016, our minority partner contributed $1.65 million to Irgovel and an additional $0.4 million in the first quarter of 2017.  With this equity support, Irgovel management has negotiated various raw bran supply agreements that will allow Irgovel to obtain rice bran on a consistent basis with set pricing.  We continue to closely monitor Irgovel’s operations and related funding requirements.

See Note 20 of our Notes to Consolidated Financial Statements for additional details related to 2017 debt and equity transactions, including the full repayment of amounts owed to our lender, the issuance of new senior secured debentures and the issuance of preferred stock.

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

Critical Accounting Estimates

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

Inventories - Inventories are stated at the lower of cost or net realizable value, with cost determined by the first-in, first-out method.  In the USA segment, we employ a full absorption procedure using standard cost techniques.  The standards are customarily reviewed and adjusted annually so that they are materially consistent with actual purchase and production costs.  In the Brazil segment, we use actual average purchase and production costs.  Provisions for potentially obsolete or slow moving inventory are made based upon our analysis of inventory levels, historical obsolescence and future sales forecasts; while inventory determined to be obsolete is written off immediately.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on the straight-line basis over the estimated useful lives of the assets.  Expenditures for maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.  Gains or losses on the sale of property and equipment are reflected in the consolidated statements of operations.

Index
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset.  An impairment loss is recognized based on the difference between the carrying values and estimated fair value.  The estimated fair value is determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to operations in the current year.  Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences.  Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell.

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

Share Sequencing – The Investors may elect, until January 1, 2018, to exchange units in Nutra SA for our common stock (the “Exchange Right”).  The appraised fair value of the Investors’ interest in Nutra SA and the market price of our stock would be used to determine the amount of ownership interest the Investors would receive.  The number of common shares and warrants issuable if the Investors elect the Exchange Right is variable and indeterminate.  For accounting purposes, we are not able to conclude that we have sufficient authorized and unissued shares to settle all contracts subject to the generally accepted accounting principle derivative guidance.  Our adopted sequencing approach is based on earliest issuance date (the “Share Sequencing”), therefore we are required to record certain warrants issued after the right was granted to the Investors in June 2015 at fair value, as derivative warrant liabilities.  For the same reason, the Series F Preferred Stock, which is convertible to shares of our common stock, has been recorded in temporary equity on our consolidated balance sheet.

Derivative Warrant Liabilities – We have certain warrant agreements in effect that contain anti-dilution clauses.  Under these clauses, we may be required to lower the exercise price on these warrants and issue additional warrants based on future issuances of our common stock and awards of stock options to employees, additional issuance of warrants and/or other convertible instruments below certain exercise prices.  We account for the warrants with these anti-dilution clauses as liability instruments.  These warrants are valued using the lattice model in each reporting period and the resultant change in fair value is recorded in the consolidated statements of operations in other income (expense).  Additional warrants are recorded as liability instruments due to the Share Sequencing, as disclosed above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
Of RiceBran Technologies

We have audited the accompanying consolidated balance sheets of RiceBran Technologies (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RiceBran Technologies as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
As described in Note 1 to the financial statements, the Company has suffered recurring losses from operations resulting in an accumulated deficit of $260 million at December 31, 2016. This factor among other things, raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 1 to the financial statements.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/ Marcum LLP

Marcum LLP
New York, NY
March 23, 2017

Index
RiceBran Technologies
Consolidated Balance Sheets
December 31, 2016 and 2015
(in thousands, except share amounts)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$451	$1,070
Restricted cash	-	1,921
Accounts receivable, net of allowance for doubtful accounts of $491 and $512 (variable interest entity restricted $398 and $1,003)	2,085	2,169
Inventories	3,773	3,857
Operating taxes recoverable	6	809
Deposits and other current assets	1,213	895
Total current assets	7,528	10,721
Property and equipment, net (variable interest entity restricted $2,481 and $2,102)	18,933	18,328
Goodwill	790	3,258
Intangible assets, net	242	1,225
Operating taxes recoverable	1,241	-
Other long-term assets	111	103
Total assets	28,845	33,635

LIABILITIES, TEMPORARY EQUITY AND (DEFICIT) EQUITY
Current liabilities:
Accounts payable	3,710	2,514
Accrued salary, wages and benefits	3,828	2,325
Accrued expenses	3,945	4,789
Current maturities of debt (variable interest entity nonrecourse $6,816 and $2,750)	9,878	5,050
Total current liabilities	21,361	14,678
Long-term debt, less current portion (variable interest entity nonrecourse $0 and $3,553)	6,009	10,908
Derivative warrant liabilities	1,527	678
Deferred tax liability	29	34
Total liabilities	28,926	26,298

Commitments and contingencies

Temporary Equity
Preferred stock, Series F, convertible, 20,000,000 shares authorized, 3,000 convertible shares issued and outstanding at December 31, 2016	551	-
Redeemable noncontrolling interest in Nutra SA	-	69
Total temporary equity	551	69

(Deficit) Equity:
(Deficit) Equity attributable to RiceBran Technologies shareholders:
Common stock, no par value, 25,000,000 shares authorized, 10,790,351 and 9,537,415 shares issued and outstanding at December 31, 2016 and 2015, respectively	264,232	262,895
Accumulated deficit	(259,819)	(250,738)
Accumulated deficit attributable to noncontrolling interest in Nutra SA	(699)	-
Accumulated other comprehensive loss	(4,346)	(4,889)
Total (deficit) equity attributable to RiceBran Technologies shareholders	(632)	7,268
Total liabilities, temporary equity and (deficit) equity	$28,845	$33,635

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Operations
Years Ended December 31, 2016 and 2015
(in thousands, except share and per share amounts)

	2016	2015

Revenues	$39,405	$39,896
Cost of goods sold	31,436	31,826
Gross profit	7,969	8,070

Operating expenses:
Selling, general and administrative	14,808	12,567
Depreciation and amortization	1,268	1,779
Goodwill impairment	3,024	-
Total operating expenses	19,100	14,346

Loss from operations	(11,131)	(6,276)

Other income (expense):
Interest income	100	107
Interest expense - accreted	(639)	(455)
Interest expense - other	(3,393)	(2,646)
Change in fair value of derivative warrant liabilities	1,625	1,001
Gain on resolution of Irgovel purchase litigation	1,598	-
Foreign currency translation gain (loss)	85	(370)
Loss on extinguishment of debt	-	(1,904)
Other income (expense)	546	(209)
Total other expense	(78)	(4,476)

Loss before income taxes	(11,209)	(10,752)
Income tax (expense) benefit	(41)	176
Net loss	(11,250)	(10,576)
Net loss attributable to noncontrolling interest in Nutra SA	2,720	2,308
Net loss attributable to RiceBran Technologies shareholders	(8,530)	(8,268)
Dividends on preferred stock--beneficial conversion feature	(551)	-
Net loss attributable to RiceBran Technologies common shareholders	$(9,081)	$(8,268)

Loss per share attributable to RiceBran Technologies common shareholders
Basic	$(0.97)	$(0.90)
Diluted	$(0.97)	$(0.90)

Weighted average number of shares outstanding
Basic	9,338,370	9,187,983
Diluted	9,338,370	9,187,983

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Comprehensive Loss
Years ended December 31, 2016 and 2015
(in thousands)

	2016	2015

Net loss	$(11,250)	$(10,576)

Other comprehensive income (loss) - foreign currency translation, net of tax	775	(2,573)

Comprehensive loss, net of tax	(10,475)	(13,149)

Comprehensive loss attributable to noncontrolling interest, net of tax	2,488	3,147

Total comprehensive loss attributable to RiceBran Technologies shareholders	$(7,987)	$(10,002)

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Changes in (Deficit) Equity
Years Ended December 31, 2016 and 2015
(in thousands, except share amounts)

	Common Stock		Accumulated	Accumulated Deficit Attributable to Noncontrolling Interest in	Accumulated Other Comprehensive	Total (Deficit)
	Shares	Amount	Deficit	Nutra SA	Loss	Equity

Balance, December 31, 2014	9,383,571	$261,299	$(242,470)	$-	$(3,157)	$15,672
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	139,047	857	-	-	-	857
Warrant issued to subordinated debt holders	-	699	-	-	-	699
Other	14,797	40	-	-	-	40
Foreign currency translation	-	-	-	-	(1,732)	(1,732)
Net loss	-	-	(8,268)	-	-	(8,268)
Balance, December 31, 2015	9,537,415	262,895	(250,738)	-	(4,889)	7,268
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	132,163	968	-	-	-	968
Issuance of preferred stock and warrants	-	(447)				(447)
Dividend on preferred stock--beneficial conversion feature	-	551	(551)	-	-	-
Issuance of common stock to supplier	950,000	-				-
Other	170,773	265	-	-	-	265
Accumulated deficit attributable to noncontrolling interest in Nutra SA	-	-	-	(699)	-	(699)
Foreign currency translation	-	-	-	-	543	543
Net loss	-	-	(8,530)	-	-	(8,530)
Balance, December 31, 2016	10,790,351	$264,232	$(259,819)	$(699)	$(4,346)	$(632)

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Cash Flows
Years Ended December 31, 2016 and 2015
(in thousands)

	2016	2015
Cash flow from operating activities:
Net loss	$(11,250)	$(10,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,037	4,063
Goodwill impairment	3,024	-
Gain on resolution of Irgovel purchase litigation	(1,598)	-
Provision for doubtful accounts receivable	73	185
Share-based compensation	1,275	898
Change in fair value of derivative warrant liabilities	(1,625)	(1,001)
Loss on extinguishment of debt	-	1,904
Deferred tax benefit	(5)	(192)
Interest accreted	639	455
Other	71	75
Changes in operating assets and liabilities:
Accounts receivable	228	63
Inventories	248	(677)
Accounts payable and accrued expenses	2,448	1,392
Other	(495)	(383)
Net cash used in operating activities	(3,930)	(3,794)
Cash flows from investing activities:
Change in restricted cash	1,921	-
Proceeds from sale of property	4	-
Purchases of property	(720)	(1,068)
Net cash provided by (used in) investing activities	1,205	(1,068)
Cash flows from financing activities:
Payments of debt	(38,153)	(23,823)
Proceeds from issuance of debt, net of issuance costs	35,605	25,991
Proceeds from issuance of debt and warrants, net of issuance costs	300	-
Proceeds from issuance of preferred stock and warrants, net of issuance costs	2,554	-
Proceeds from sale of membership interests in Nutra, SA	1,740	-
Payment of payroll taxes on stock-based compensation through shares withheld	(43)	-
Net cash provided by financing activities	2,003	2,168
Effect of exchange rate changes on cash and cash equivalents	103	154
Net change in cash and cash equivalents	(619)	(2,540)
Cash and cash equivalents, beginning of year	1,070	3,610
Cash and cash equivalents, end of year	$451	$1,070

Supplemental disclosures:
Cash paid for interest	$1,629	$1,817
Cash paid for income taxes	$20	$26

See Notes to Consolidated Financial Statements

Index
NOTE 1. GOING CONCERN, MANAGEMENT PLANS AND GENERAL BUSINESS

Going Concern and Management’s Plans

We continued to experience losses and negative cash flows from operations throughout 2016 resulting in accumulated deficit of $260 million which raises substantial doubt about our ability to continue as a going concern within one year from the date of this filing.  Despite these historical losses and negative cash flows, management believes it has plans in place that will mitigate these historical conditions.  Specifically, we completed an $8 million debt and equity raise in February 2017, as further described below. Consequently, we believe that the USA segment is adequately funded at this time to allow us to operate and execute on our business strategy for achieving consistent and positive operational cash flows. We continue to believe that we will be able to obtain additional funds to operate our business, should it be necessary; however, there can be no assurances that our efforts will prove successful.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In May 2015, the USA segment entered into an $8 million senior secured credit facility agreement with a lender (the “Lender”) consisting of a $3.5 million revolving loan, not to exceed a borrowing base, as defined in the agreement, and an initial $2.5 million term loan.  As a result of the credit facility transaction, the notes for a majority of the subordinated note holders representing approximately 97% of the principal due were amended, resulting in a $1.9 million loss on extinguishment.  In February 2016, we issued and sold preferred stock and warrants that netted proceeds of $2.6 million.  In March 2016, the restricted cash previously held in a $1.9 million escrow account associated with the purchase of Irgovel (see Note 15) was released to us pursuant to a court order.  We repaid $1.0 million of the term loan with the Lender upon receipt of funds from the escrow account.  In addition, we repaid a $0.3 million short-term note from a related party (see Note 17).

In February 2017, we issued and sold preferred stock and warrants that netted approximately $1.85 million after deducting fees and expenses related to the offering.  Additionally, in February 2017, we entered into a securities purchase agreement whereby we sold and issued original issue discount senior secured debentures that netted approximately $5.6 million after expenses (together, the “February 2017 Transactions,” see Note 20 for additional details on these February 2017 Transactions).  Funds received from the February 2017 Transactions were used to repay amounts due to the Lender in full of approximately $3.8 million, pay down the principal balance and interest due to the subordinated note holders totaling $0.5 million and for working capital and capital expenditure needs in our USA segment.

The Brazil segment consists of the consolidated operations of Nutra SA, LLC (“Nutra SA”), whose only operating subsidiary is Industria Riograndens De Oleos Vegetais Ltda. (“Irgovel”), located in Pelotas, Brazil.  Irgovel completed the final stages of a major capital expansion during the first quarter of 2015.  Throughout 2014, significant cash was used during the shutdown period and subsequent restart of the plant.  In 2016, 2015 and 2014, we invested $1.1 million, $3.6 million and $10.3 million, respectively, in Nutra SA to fund completion of the capital project and Irgovel working capital needs. Under the terms of the February 2017 Transactions, we are prohibited from contributing additional funding to Irgovel.

Beginning in the second quarter of 2016 and through the fourth quarter of 2016, the Brazil segment experienced severe cash shortages resulting in an increase in accounts payable (principally to raw bran suppliers) and accrued payroll related tax obligations as we delayed non-essential payments.  The nonpayment of operating liabilities resulted in suppliers refusing to ship raw bran and other materials necessary to maintain steady operation of the plant.  In addition to the Brazil segment working capital issues, the funds necessary to meet scheduled debt payments no longer existed without additional equity funding. As a result, the Brazil segment ceased making all bank debt payments in the second and third quarters of 2016.  Discussions have ensued with the related banks with regard to renegotiation of existing debt agreements.  However, there is no assurance these discussions will be successful. In the second half of 2016, our minority partner (the “Investors”) contributed $1.65 million to Irgovel and an additional $0.4 million in the first quarter of 2017.  With this equity support, Irgovel management has negotiated various raw bran supply agreements that will allow Irgovel to obtain rice bran on a consistent basis with set pricing. As a result, the Irgovel plant was able to return to a more normalized operational level in the middle of the fourth quarter of 2016 and to begin repairing vendor relationships overall. We continue to closely monitor Irgovel’s operations and related funding requirements.

General Business

We are an ingredient company serving food, animal nutrition and specialty markets focused on value-added processing and marketing of healthy, natural and nutrient dense products derived from raw rice bran, an underutilized by-product of the rice milling industry.  We apply our proprietary and patented technologies and intellectual properties to convert raw rice bran into numerous high value products including stabilized rice bran (“SRB”), rice bran oil (“RBO”), defatted rice bran (“DRB”), RiBalance, a complete rice bran nutritional package derived from further processing of SRB; RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of RiBalance; RiFiber, a fiber rich insoluble derivative of RiBalance, and ProRyza, rice bran protein-based products, and a variety of other valuable derivatives extracted from these core products.  Our target markets are natural food, functional food, nutraceutical supplement and animal nutrition manufacturers, wholesalers and retailers, both domestically and internationally.

Index
We have two reportable operating segments: (i) USA segment, which manufactures and distributes SRB (for food and animal nutrition customers) in various granulations along with Stage II products and derivatives and (ii) Brazil segment, which extracts crude RBO and DRB from rice bran, which are then further processed into fully refined rice bran oil for sale internationally and in Brazil, compounded animal nutrition products for horses, cows, swine, sheep and poultry and a number of valuable food and animal nutrition products derivatives and co-products. Stage II refers to the proprietary, patented processes run at our Dillon, Montana facility and includes products produced at that facility. In addition we incur corporate and other expenses not directly attributable to reportable operating segments, which include costs related to our corporate staff, general and administrative expenses including public company expenses, intellectual property, professional fees, and other expenses.  No corporate allocations, including interest, are made to the reportable operating segments.

The combined operations of our USA and Brazil segments encompass our approach to processing raw rice bran into various high quality, value-added constituents and finished products.  Over the past decade, we have developed and optimized our proprietary processes to support the production of healthy, natural, hypoallergenic, gluten free, and non-genetically modified ingredients and supplements for use in meats, baked goods, cereals, coatings, health foods, nutritional supplements, nutraceuticals and high-end animal nutrition and health products.

The USA segment produces SRB inside two supplier rice mills in California and our facility in Mermentau, Louisiana.  A facility located in Lake Charles, Louisiana has been idle since May 2009.  The USA segment also includes our Dillon, Montana Stage II facility which produces our Stage II products: RiBalance, a complete rice bran nutritional package derived from further processing of SRB; RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of RiBalance; RiFiber, a fiber rich insoluble derivative of RiBalance, and ProRyza, rice bran protein-based products, and a variety of other valuable derivatives extracted from these core products.  The manufacturing facilities included in our USA segment have proprietary processing equipment and process patented technology for the stabilization and further processing of rice bran into finished products.  In 2016, approximately 84% of USA segment revenue was from sales of food ingredient products and the remainder was from sales of animal nutrition products.

The Brazil segment consists of the consolidated operations of Nutra SA, whose only operating subsidiary is Irgovel, located in Pelotas, Brazil.  Irgovel manufactures RBO and DRB products for both the food ingredient and animal nutrition markets in Brazil and internationally.  In refining RBO to an edible grade, several co-products are obtained.  One such product is distilled fatty acids, a valuable raw material for the detergent industry.  Irgovel also produces rice lecithin, which has application in food ingredient products, animal nutrition and industrial applications.  DRB is compounded with a number of other ingredients to produce complex animal nutrition products which are packaged and sold under Irgovel brands in the Brazilian market, sold as a raw material for further processing into food ingredient products or sold in bulk into the animal nutrition markets in Brazil and neighboring countries.  In 2016, approximately 58% of Brazil segment product revenue was from sales of RBO products and the remainder was from sales of DRB products.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying consolidated financial statements have been prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.  Actual results may differ from those estimates.  The accompanying consolidated financial statements include the accounts of RiceBran Technologies and all subsidiaries in which we have a controlling interest.  Variable interest in subsidiaries for which we are the primary beneficiary are consolidated.  All significant inter-company balances and transactions are eliminated in consolidation.  Noncontrolling interests in our subsidiaries are recorded net of tax as net earnings (loss) attributable to noncontrolling interests.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Because of the uncertainty inherent in such estimates, actual results could differ from those estimates.

Reclassifications – Certain reclassifications have been made to amounts reported for the prior year to achieve consistent presentation with the current year.

Index
Cash and Cash Equivalents – We consider all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.  As of December 31, 2016 and 2015, we maintained our cash and cash equivalents with major banks.  We maintain cash in bank accounts in amounts which at times may exceed federally insured limits.  We have not experienced any losses on such accounts.

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

Inventories – Inventories are stated at the lower of cost or net realizable value, with cost determined by the first-in, first-out method.  In the USA segment, we employ a full absorption procedure using standard cost techniques.  The standards are customarily reviewed and adjusted annually so that they are materially consistent with actual purchase and production costs.  In the Brazil segment, we use actual average purchase and production costs.  Provisions for potentially obsolete or slow moving inventory are made based upon our analysis of inventory levels, historical obsolescence and future sales forecasts; while inventory determined to be obsolete is written off immediately.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on the straight-line basis over the estimated useful lives of the assets.  Expenditures for maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.  Gains or losses on the sale of property and equipment are reflected in the consolidated statements of operations.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset.  An impairment loss is recognized based on the difference between the carrying values and estimated fair value.  The estimated fair value is determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to operations in the current year.  Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences.  Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell.

Goodwill – Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. We may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform a quantitative two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The quantitative two-step goodwill impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. The Company has two reporting units, which are the same as our operating segments. Multiple valuation techniques can be used to assess the fair value of the reporting unit. All of these techniques include the use of estimates and assumptions that are inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment, or both.

Intangible Assets – We amortize intangible assets using the straight-line or accelerated basis over the useful life of the asset from the date of acquisition.

We regularly perform reviews to determine if facts and circumstances exist which indicate that the useful lives of our intangible assets are shorter than originally estimated or the carrying amount of these assets may not be recoverable. An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset.  An impairment loss is recognized based on the difference between the carrying values and estimated fair value.  The estimated fair value is determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to operations in the current year.  Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences.  We also evaluate the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives.

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

Selling, General and Administrative Expenses – Selling, general and administrative expenses include salaries and wages, bonuses and incentives, stock-based compensation expense, employee-related expenses, facility-related expenses, marketing and advertising expense, depreciation of non-operating property and equipment, professional fees, amortization of intangible assets, provisions for losses on accounts receivable and other operating expenses.

Research and Development – Research and development expenses include internal and external costs.  Internal costs include salaries and employment related expenses.  External expenses consist of costs associated with product development.  All such costs are charged to expense in the period they are incurred.

Share-Based Compensation – Share-based compensation expense for stock options granted to employees is calculated at the grant date using the Black-Scholes-Merton valuation model based on awards ultimately expected to vest, reduced for estimated forfeitures, and expensed on a straight-line basis over the service period of the grant.  Forfeitures are estimated at the time of grant based on our historical forfeiture experience and are revised in subsequent periods if actual forfeitures differ from those estimates.  Beginning in 2017, we will recognize forfeitures as they occur rather than recording an estimated amount.  This will not materially impact our financial statements.  The Black-Scholes-Merton option pricing model requires us to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management’s judgment regarding market factors and trends.  We will use alternative valuation models if grants have characteristics that cannot be reasonably estimated using the Black-Scholes-Merton model.

For restricted stock awards (“RSAs”), share-based compensation is measured based on the fair value of the award on the date of grant and the corresponding expense is recognized over the period during which an employee is required to provide service in exchange for the reward. Compensation expense related to service-based RSAs is recognized on a straight-line basis over the requisite service period for the entire award.

We account for share-based compensation awards granted to non-employees and consultants by determining the fair value of the awards granted at either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.  Generally we value stock options granted to non-employees and consultants using the Black-Scholes-Merton valuation model and RSAs at fair value.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.  The expense associated with stock awards issued to consultants or other third parties are recognized over the term of service.  In the event services are terminated early or we require no specific future performance, the entire amount is expensed.  The value is re-measured each reporting period over the requisite service period.

Share Sequencing – The Investors may elect, until January 1, 2018, to exchange units in Nutra SA for our common stock (the “Exchange Right”).  The appraised fair value of the Investors’ interest in Nutra SA and the market price of our stock would be used to determine the amount of ownership interest the Investors would receive.  The number of common shares and warrants issuable if the Investors elect the Exchange Right is variable and indeterminate.  For accounting purposes, we are not able to conclude that we have sufficient authorized and unissued shares to settle all contracts subject to the GAAP derivative guidance.  Our adopted sequencing approach is based on earliest issuance date (the “Share Sequencing”), therefore we are required to record certain warrants issued after the right was granted to the Investors in June 2015 at fair value, as derivative warrant liabilities.  For the same reason, the Series F Preferred Stock, which is convertible to shares of our common stock, has been recorded in temporary equity on our consolidated balance sheet.

Index
Derivative Warrant Liabilities – We have certain warrant agreements in effect that contain anti-dilution clauses.  Under these clauses, we may be required to lower the exercise price on these warrants and issue additional warrants based on future issuances of our common stock and awards of stock options to employees, additional issuance of warrants and/or other convertible instruments below certain exercise prices.  We account for the warrants with these anti-dilution clauses as liability instruments.  These warrants are valued using the lattice model in each reporting period and the resultant change in fair value is recorded in the consolidated statements of operations in other income (expense).  Additional warrants are recorded as liability instruments due to the Share Sequencing, as disclosed above.

Foreign Currencies and Currency Translation – We use the U.S. Dollar as our reporting currency.  The functional currency for Irgovel is the Brazilian Real.  Assets and liabilities of Irgovel are translated using the exchange rate in effect at the consolidated balance sheet date.  Equity accounts are translated at historical rates, except for the change in accumulated deficit during the year, which is the result of the income statement translation process.  Irgovel’s revenues and expenses are translated using the average exchange rates in effect during the period.  Translation differences are recorded in accumulated other comprehensive income (loss) as foreign currency translation.  Gains or losses on transactions denominated in a currency other than Irgovel’s functional currency which arise as a result of changes in foreign exchange rates are recorded as foreign exchange gain or loss in the statements of operations. The Brazilian Real exchange rates to the U.S. Dollar at December 31, 2014, 2015 and 2016 were 0.3758, 0.2523 and 0.3069, respectively.

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

Recent Accounting Standards

Recent accounting standards not yet adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers to clarify the principles for recognizing revenue and develop a common revenue standard for GAAP and International Financial Reporting Standards.  Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  An entity may choose to adopt the new standard either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the new standard.  The guidance is effective for our annual and interim periods beginning in 2018, however, early adoption is permitted.  We have begun to evaluate the impact that adoption of this guidance will have on our consolidated financial statements but have not completed the evaluation and implementation process. We have not yet selected a transition method but have determined that we will utilize the deferred effective date of January 1, 2018 to adopt the standard.

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

In January 2017, the FASB issued a new goodwill impairment standard that simplifies the goodwill impairment testing methodology.  The new standard eliminates Step 2 of the goodwill impairment test, in which an entity determines the fair value at the test date of its assets and liabilities using the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  It is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We will early adopt the standard as of January 1, 2017.  We do not expect the standard to have a material effect on our results of operations.

Recently adopted accounting standards

In February 2015, the FASB issued guidance which makes targeted amendments to current consolidation guidance.  Among other things, the standard changes the manner in which we would assess one of the characteristics of variable interest entities (“VIEs”) and introduces a separate analysis specific to limited partnerships and similar entities (such as Nutra SA, LLC) for assessing if the equity holders at risk lack decision making authority.  Limited partnerships and similar entities will be a VIE unless the limited partners hold substantive kick-out rights or participating rights.  A right to liquidate an entity is akin to a kick-out right.  Guidance for limited partnerships under the voting model has been eliminated.  A limited partner and similar partners with a controlling financial interest obtained through substantive kick-out rights would consolidate a limited partnership or similar entity.  Upon adoption in the first quarter of 2016, there was no impact on our financial position or results of operations.  Specifically, under the new guidance, we continue to be the primary beneficiary of Nutra SA, LLC.

In August 2014, the FASB issued guidance which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements.  Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern  The guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  We adopted this standard in the fourth quarter of 2016, and it did not have a material effect on our results of operations.

NOTE 3. LOSS PER SHARE (“EPS”)

Basic EPS is calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends.  Our Series F Convertible Preferred Stock (the “Series F Preferred Stock”) is considered a participating security as the security holders may participate in undistributed earnings with holders of common shares.  The holders of the Series F Preferred Stock are not obligated to share in net losses of the Company.

Index
Diluted EPS is computed by dividing the net income attributable to RiceBran Technologies shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the impact of assumed exercises and conversions is dilutive.  The dilutive effect of outstanding stock options, warrants and nonvested shares that vest solely on the basis of a service condition is calculated using the treasury stock method.  The dilutive effect of the Series F Preferred Stock is calculated using the if-converted method.

Below are reconciliations of the numerators and denominators in the EPS computations.

	2016	2015
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to RiceBran Technologies shareholders	$(8,530)	$(8,268)
Dividend on preferred stock--beneficial conversion feature	(551)	-
Basic and diluted - net loss attributable to RiceBran Technologies common shareholders	$(9,081)	$(8,268)

DENOMINATOR:
Basic EPS - weighted average number of common shares outstanding	9,338,370	9,187,983
Effect of dilutive securities outstanding	-	-
Diluted EPS - weighted average number of shares outstanding	9,338,370	9,187,983

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive:
Stock options	305,355	305,690
Warrants	10,308,778	6,879,792
Nonvested shares of common stock	1,132,724	282,929
Convertible preferred stock	1,708,791	-

The impacts of potentially dilutive securities outstanding at December 31, 2016 and 2015, were not included in the calculation of diluted EPS in 2016 and 2015 because to do so would be anti-dilutive.  Those securities listed in the table above which were anti-dilutive in 2016 and 2015, which remain outstanding, could potentially dilute EPS in the future.

NOTE 4. REDEEMABLE NONCONTROLLING INTEREST IN NUTRA SA

We hold a variable interest which relates to our equity interest in Nutra SA (see Note 1).  In December 2010, we entered into a membership interest purchase agreement (“MIPA”) with AF Bran Holdings-NL LLC and AF Bran Holdings LLC (the “Investors”).  The Investors’ share of Nutra SA’s net income (loss) increases (decreases) redeemable noncontrolling interest.  Our variable interest in Nutra SA is our Brazil segment.  We are the primary beneficiary of Nutra SA, and as such, Nutra SA’s assets, liabilities and results of operations are included in our consolidated financial statements.  The Investors’ interests are reflected in net loss attributable to noncontrolling interest in Nutra SA in the consolidated statements of operations and redeemable noncontrolling interest in Nutra SA in the consolidated balance sheets.  Due to the goodwill impairment charge recorded in the second quarter of 2016 combined with continuing operating losses, the carrying amount of the redeemable noncontrolling interest reflects a deficit balance beginning in the second quarter of 2016.  This deficit balance is reflected in the total (deficit) equity attributable to RiceBran Technologies shareholders section of our consolidated balance sheet at December 31, 2016.  Prior to June 30, 2016, the redeemable noncontrolling interest was reflected in the total temporary equity section of our consolidated balance sheet.  A summary of the carrying amounts of Nutra SA balances included in our consolidated balance sheets follows (in thousands).

Index
	December 31,
	2016	2015
Cash and cash equivalents	$109	$104
Other current assets (restricted $398 and $1,003)	1,696	2,760
Property and equipment, net (restricted $2,481 and $2,102)	10,889	9,502
Goodwill and intangibles, net	-	2,468
Other noncurrent assets	1,326	43
Total assets	$14,020	$14,877

Current liabilities	$8,031	$4,647
Current portion of long-term debt (nonrecourse)	6,816	2,750
Long-term debt, less current portion (nonrecourse)	-	3,553
Total liabilities	$14,847	$10,950

Nutra SA’s debt is secured by its accounts receivable and property and equipment.  The non-Brazilian entities in the consolidated group do not guarantee any of Nutra SA’s debt.

Cash provided by operations in our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement of Nutra SA (“LLC Agreement”).

In 2016 and 2015, we invested $1.1 million and $3.6 million in Nutra SA.  Upon receipt of the escrow funds by us on March 24, 2016 (see Note 9), Nutra SA redeemed a certain number of units held by us equal to $1.7 million, which resulted in a slight decrease in our membership interest in Nutra SA.  Our membership interest subsequently changed due to additional investments by us and by the Investors.  In 2016, the Investors contributed $1.74 million to Nutra SA.  Under the terms of the February 2017 Transactions, we are prohibited from contributing additional capital to Irgovel.  A summary of changes in redeemable noncontrolling interest and the Investor’s interest in Nutra SA follows (in thousands):

	2016	2015
Redeemable noncontrolling interest in Nutra SA, beginning of period	$69	$2,643
Investors' interest in net loss of Nutra SA	(2,720)	(2,308)
Investors' interest in accumulated other comprehensive loss of Nutra SA	232	(839)
Investors' purchase of additional units	1,740	-
Other cash equity adjustment	(20)	-
Accumulated Yield classified as other current liability	-	573
Redeemable noncontrolling interest in Nutra SA, end of period	$(699)	$69

Investors' average interest in Nutra SA during the period	32.8%	32.9%
Investors' interest in Nutra SA at the end of the period	34.9%	32.0%

The Investors have drag along rights which provide the Investors the ability to force a sale of Nutra SA assets after January 1, 2018. The right terminates upon the occurrence of certain events (a $50 million Nutra SA initial public offering or a change of control, as defined in the LLC Agreement).  We may elect to exercise a right of first refusal to purchase the Investors’ interest instead of proceeding to a sale.  We have assessed the likelihood of the Investors exercising these rights as less than probable at December 31, 2016.  We will continue to evaluate the probability of the Investors exercising their drag along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors will exercise these rights.

The Investors may elect, until January 1, 2018, to exercise their Exchange Right.  The appraised fair value of the Investors’ interest in Nutra SA and the market price of our stock would be used to determine the amount of ownership interest the Investors would receive.  The shares issued to the Investors may not exceed 49% of our outstanding common stock after such issuance; however, if this limitation applies, we would be required to issue to the Investors a warrant to purchase a number of shares of our common stock that, when combined with the shares of common stock issued to the Investors, would equal 49% of our fully diluted shares outstanding after such issuance.

Under the original LLC Agreement, as amended, any units held by the Investors beginning January 1, 2014, accrued a yield at 4% (“Yield”).  The LLC Agreement was further amended in August 2015 to eliminate the Yield, which resulted in the reversal of the Yield accrued since January 1, 2014, in the amount of $0.6 million.

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

As of December 31, 2016, there have been no unwaived events of default.  Events of default, as defined in the MIPA and the October 2013 amendment of investment agreements, are failure of Irgovel to meet minimum annual processing targets or to achieve EBITDA on a local currency basis of at least R$4.0 million annually.

As of December 31, 2016, there have been no qualifying events.  The LLC Agreement defines a qualifying event as the bankruptcy of RiceBran Technologies or Nutra SA.

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

NOTE 5. INVENTORIES

Inventories are composed of the following (in thousands):

	As of December 31,
	2016	2015
Finished goods	$1,055	$1,575
Work in process	704	270
Raw materials	1,082	1,259
Packaging supplies	932	753
Total inventories	$3,773	$3,857

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of December 31,
	2016	2015	Estimated Useful Lives
Land	$342	$323
Furniture and fixtures	545	433	5-10 years
Plant	14,586	13,122	25-30 years, or life of lease
Computer and software	1,715	1,594	3-5 years
Leasehold improvements	689	640	4-7 years or life of lease
Machinery and equipment	20,357	17,782	5-10 years
Subtotal	38,234	33,894
Less accumulated depreciation	19,301	15,566
Property and equipment, net	$18,933	$18,328

Depreciation expense was $2.0 million and $2.6 million in 2016 and 2015, respectively.  Effective June 30, 2015, as a result of plant operational changes, Irgovel extended the estimated useful lives on its machinery and equipment from an average of 5 years to an average of 10 years.  As a result, 2015 depreciation in cost of goods sold was approximately $0.3 million lower than it would have been prior to the change and loss per share was impacted favorably in 2015 by approximately $0.04 per share.

Index
NOTE 7. GOODWILL

A summary of goodwill activity follows for 2016 and 2015 (in thousands).

	USA	Brazil	Total
Balance, December 31, 2014	$790	$3,641	$4,431
Effect of change in exchange rate	-	(1,173)	(1,173)
Balance, December 31, 2015	790	2,468	3,258
Goodwill impairment	-	(3,024)	(3,024)
Effect of change in exchange rate	-	556	556
Balance, December 31, 2016	$790	$-	$790

Several economic factors occurred during the second quarter of 2016, specifically related to our Brazil segment, including a decline in raw bran availability and continuing operating losses resulting in a lack of working capital.  Due to the lack of working capital, the Brazil segment ceased making all bank debt payments in the second quarter of 2016.  These events resulted in the need to perform an interim impairment test of our goodwill as of June 30, 2016, which resulted in an estimated goodwill write-down of $3.0 million in the second quarter of 2016, which was recorded in our Brazil segment. In the third quarter of 2016, we completed the two-step goodwill impairment assessment to determine if any adjustment to the goodwill impairment charge was required.  Based on the assessment, no modification of the initial impairment estimated was required in the third quarter of 2016.

We performed a qualitative test of goodwill for impairment during the fourth quarter of 2016.  The results of the impairment test indicated that the fair value of our USA segment related goodwill was in excess of the carrying value, and thus was not impaired.

NOTE 8. INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	USA Segment			Total
	Patents	Trademarks	Customer Lists	Intangible Assets
December 31, 2016
Cost	$1,498	$76	$6,524	$8,098
Accumulated amortization	(1,334)	-	(6,522)	(7,856)
Net book value	$164	$76	$2	$242

December 31, 2015
Cost	$1,498	$76	$6,524	$8,098
Accumulated amortization	(1,215)	-	(5,658)	(6,873)
Net book value	$283	$76	$866	$1,225

Estimated useful lives	17 years	3 years	3 - 7 years

Index
Amortization expense was $1.0 million and $1.5 million in 2016 and 2015, respectively.  Future amortization expense for the remaining unamortized balance as of December 31, 2016 is estimated as follows (in thousands):

Years Ending December 31,	Amortization Expense
2017	$130
2018	71
2019	30
2020	4
2021	4
Thereafter	3
Total amortization expense	$242

NOTE 9. SEVERANCE ACTIVITIES

On August 27, 2016, W. John Short’s employment as our chief executive officer was terminated.  On November 18, 2016, the Company and Mr. Short entered into a Mutual Release Agreement (the “Release Agreement”), under which we resolved all matters related to Mr. Short’s separation from employment with the Company and Mr. Short’s service on our board of directors. The Release Agreement was effective on November 23, 2016. Pursuant to the Release Agreement, Mr. Short resigned from our board of directors, which resignation was effective November 29, 2016.

Pursuant to the Release Agreement, Mr. Short will receive the following payments: (i) an initial payment of $220,000; (ii) an additional payment of $225,000, payable on or before January 15, 2017; (iii) fifteen equal monthly installments of $17,000, with the first installment being paid on or before February 15, 2017; and (iv) $80,000, which represents the value of Mr. Short’s compensation had he continued to serve on our board of directors.  Payment of the amounts described in parts (i), (ii) and (iv) of this paragraph were made in accordance with the Release Agreement.  Payment of the amounts described in part (iii) of this paragraph will accelerate in the event we complete certain asset sales, other than those made in the ordinary course of business.

In addition to the payments described above, the Release Agreement also provides for (i) a mutual release by Mr. Short and the Company, (ii) payment to Mr. Short’s attorneys for legal fees incurred by Mr. Short in connection with matters related to Mr. Short’s employment agreement and this Release Agreement, and (iii) full vesting of any unvested restricted stock held by Mr. Short.

During 2016, the USA segment recorded severance expense of approximately $0.7 million associated with the Release Agreement, of which $0.3 million had been paid as of December 31, 2016.  The remaining outstanding obligations as of December 31, 2016 are expected to be paid during the next 15 months.

Index
NOTE 10. DEBT

The following table summarizes current and long-term portions of debt as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Corporate segment:
Senior revolving loan	$1,725	$1,617
Senior term note, net of debt issuance costs	917	1,407
Subordinated notes, net, maturing in May 2018, principal $6.3 million	6,310	6,310
Subordinated notes, net, paid in July 2016	-	205
Other	119	116
	9,071	9,655
Brazil segment:
Capital expansion loans	2,454	2,067
Working capital lines of credit	401	828
Advances on customer export orders	1,113	1,310
Special tax programs	2,767	2,064
Other	81	34
	6,816	6,303
Total debt	15,887	15,958
Current portion	9,878	5,050
Long-term portion	$6,009	$10,908

Required future minimum payments on our debt as of December 31, 2016, follow (in thousands).

	Corporate Segment	Brazil Segment	Total
2017	$3,223	$2,769	$5,992
2018	20	752	772
2019	5,966	679	6,645
2020	-	515	515
2021	-	503	503
Thereafter	-	1,598	1,598
	9,209	6,816	16,025
Debt issuance costs	(138)	-	(138)
Total debt	$9,071	$6,816	$15,887

Corporate Segment

Senior Revolving Loan and Term Note

In May 2015, we entered into an $8 million senior secured credit facility agreement with a lender (the “Lender”) consisting of a $3.5 million revolving loan, not to exceed a borrowing base, as defined in the agreement, and an initial $2.5 million term loan, which term loan may be increased at the Lender’s discretion by up to $2.0 million within 2 years.  The funds were used for general corporate purposes and to provide working capital to facilitate future growth.  The facility is secured by a senior interest in substantially all of our assets, excluding half of our interest in Nutra SA and RBT PRO, LLC.  The credit facility matures on June 1, 2018, with the potential for two one-year maturity extensions.  The loan bears interest at a variable interest rate based on LIBOR, with a 0.75% floor and 1.25% cap, plus 10.75% per annum, (11.5% at December 31, 2016) and we will pay certain fees under the agreement.  Interest on the term loan is payable quarterly and principal payments of $0.1 million are payable quarterly beginning in October 2016 until the $1.4 million remainder is payable at maturity.  We issued a warrant to purchase 300,000 shares of common stock (exercise price of $5.25, May 2020 expiration) to the Lender (see Note 11 for additional information related to the repricing of this warrant).  As of December 31, 2016, the fair value of the warrant is $0.1 million.  As of December 31, 2016, the remaining unamortized discount on the term note is $0.3 million.  As of December 31, 2016, the remaining unamortized debt issuance costs related to the term note were $0.1 million.

Index
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

In June 2016 and September 2016, we amended our agreements with the Lender to extend the prior modification of the loan agreement to December 31, 2016  The amendments required that we maintain cash on hand, including availability under our revolving loan with the Lender, of not less than approximately $1.3 million, provided that at least $0.5 million of such amount must be in the form of cash on hand (see Note 11 for additional information related to the repricing of the warrant associated with these modifications).  We also paid an approximately $0.2 million amendment fee in the third quarter of 2016, which was added to the outstanding loan balance.  The Lender also waived, for the first three quarters of 2016, any non-compliance with the financial covenants in the May 2015 agreement.  In November 2016, we entered into a limited waiver and amendment agreement with the Lender to waive any specified defaults (as defined in the agreement) and requiring we maintain cash on hand, including availability under our revolving loan with the Lender, of not less than approximately $1.0 million, provided that at least $0.3 million of such amount must be in the form of cash on hand.  We also paid an approximately $0.2 million extension fee in the fourth quarter of 2016 related to this agreement, which was added to the outstanding loan balance.

See Note 20 for additional information related to 2017 debt refinancing transactions, including full repayment of amounts owed to the Lender.

Subordinated Notes

In May 2015, the terms of subordinated notes in the principal amount of $6.3 million were amended to extend the maturity dates from July 2016 to May 2018 and change the interest rate from 5% per year to an annual interest rate of LIBOR (as defined in the amendment) plus 11% (currently 11.75%) (the “Note Amendment”).  Interest is payable quarterly.  Principal was payable in seven quarterly installments of $0.3 million beginning in October 2016, with the remainder of principal due in May 2018.  The holders of these notes received warrants to acquire 289,670 shares of common stock in the aggregate (exercise price of $5.25, May 2020 expiration).  We accounted for the amendment as an extinguishment and reissuance.  We recognized a $1.9 million loss on extinguishment equal to the total of (i) the difference between the $5.1 million carrying value of the notes on the date of the transaction and the $6.3 million face value of the notes and (ii) the $0.7 million fair value of the warrants at issuance.  These notes are secured by a subordinated interest in substantially all of our assets, excluding our interest in Nutra SA and RBT PRO, LLC.

The terms of subordinate notes in the principal amount of $0.2 million were not modified in May 2015.  These notes were paid in full in July 2016.

See Note 20 for additional information related to 2017 debt refinancing transactions, including modification of terms related to the Subordinated Notes and repricing of the related warrants.

Brazil Segment

As of December 31, 2016, Brazil had approximately $0.5 million (USD) of installment loans in arrears.  The banks have not called these loans in default, and management continues to work with the lenders to renegotiate payment terms, however, all Brazil segment debt has been classified as current in the accompanying consolidated balance sheet as of December 31, 2016.  All Brazil segment debt is denominated in the Brazilian Real (R$), except advances on customer export orders which are denominated in U.S. Dollars.

Capital Expansion Loans

In December 2011, Irgovel entered into loan agreements with the Bank of Brazil.  As of December 31, 2016, the remaining notes held a principal balance of R$8.0 million. The annual interest rate on the loans is 6.5%, payable quarterly and the loans mature December 2021.  Irgovel must make monthly principal payments under each of the loans.  In July 2012, Irgovel entered into an agreement with the bank under which it borrowed R$1.7 million at an annual interest rate of 5.5%.  Interest is payable quarterly on the amounts outstanding and the maturity date of the loans is July 2019.  Irgovel must make monthly principal payments under the loans.  The capital expansion loans are secured by the related equipment.

Index
Working Capital Lines of Credit

Irgovel has working capital lines of credit secured by accounts receivable.  The total amount of borrowing cannot exceed 40%-100% of the collateral, depending on the agreement.  The annual interest rates on this debt range from 8.4% to 34.8%, and average 19.9%.  Principal maturities of amounts outstanding extend through December 2018.

Advances on Customer Export Orders

Irgovel obtains advances against certain customer export orders from various banks which must be evidenced subsequently by accounts receivable related to the export of its products.  The annual interest rate on these advances is 30.7%.  These amounts mature in 2017.

Special Tax Programs

Irgovel has an unsecured note payable for Brazilian federal and social security taxes under special government tax programs.  Principal and interest payments are due monthly through January 2029.  Interest on the notes is payable monthly at the Brazilian SELIC target rate, which was 13.8% at December 31, 2016.

Provisions and Covenants

As of December 31, 2016, we are in compliance with the provisions and financial covenants associated with our debt agreements, as modified and discussed above.

NOTE 11. EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock and Warrant Offering

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

See Note 20 for additional information related to 2017 equity transactions, including issuance of Series G Preferred Stock and related warrants.

Employee and Director RSA Issuances and Adjustments

In June 2015, we issued 139,047 RSAs to directors and executive officers at a grant date fair value of $3.38 per share.  Approximately 48% of these shares vest in equal annual installments over three years and the remaining shares vested in June 2016.

In August 2014, we issued 281,620 shares of common stock to directors and executive officers at a grant date fair value of $4.91 per share.  Approximately 16% of these shares were immediately vested, 19% of these shares vested in June 2015 and the remaining 65% vest in August 2017.

Index
In September 2016, we issued RSAs to directors at a grant date fair value of $1.46 per share.  We issued 174,825 shares which vest on the earlier of June 30, 2017 or one day before the date of the next annual shareholder meeting.

As described in Note 9, in connection with Mr. Short’s Release Agreement, vesting of Mr. Short’s 147,836 unvested RSA awards was accelerated upon his release from the Company, and 36,959 of those shares were withheld to settle withholding tax obligations.

Other Equity Issuances and Adjustments

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

In February 2016, we issued 950,000 shares of common stock to a supplier.  The shares are being held in escrow until earned (as defined in our agreement) by the supplier at a fixed price of $2.80 per share.  As of December 31, 2016, 10,753 shares have been released from escrow.  Any shares remaining in escrow as of February 8, 2026 are subject to recall by the Company.  Any recalled shares will be cancelled.

In June 2016, we entered into an amendment agreement with our Lender to extend the prior modification of the loan agreement.  In connection with this amendment, we repriced a previously issued warrant held by the Lender from $5.25 per share to $1.85 per share. In September 2016, we entered into an additional amendment agreement with our Lender to extend the prior modification of the loan agreement.  In connection with this amendment, we repriced the warrant held by the Lender from $1.85 per share to $1.60 per share.  Both prior to and subsequent to these modifications, we recorded the warrant at fair value as a derivative warrant liability, pursuant to the Share Sequencing, with changes in fair value recorded in the consolidated statements of operations.

See Note 20 for additional information related to 2017 equity transactions, including repricing of existing warrants held by participants in the 2017 equity and debt transactions in addition to new warrant issuances to participants.

Equity Incentive Plan, RSAs, Stock Options and Warrants

Share-based compensation expenses related to stock option and RSA grants issued to employees and directors are included in selling, general and administrative expenses in the statements of operations, and consisted of the following (in thousands):

	2016	2015
USA	$975	$804
Brazil	35	53
Total share-based compensation expense	$1,010	$857

As of December 31, 2016, total compensation cost related to nonvested stock options and RSAs not yet recognized is $691,000, which is expected to be recognized over the next 0.7 years on a weighted-average basis.

Company Plan

Our board of directors adopted our 2014 Equity Incentive Plan in August 2014 (“2014 Plan”), after the plan was approved by shareholders.  A total of 1,600,000 shares of common stock were initially reserved for issuance under the plan.  Under the terms of the plan, we may grant stock options and shares of common stock to officers, directors, employees or consultants providing services on such terms as are determined by the board of directors.  Our board of directors administers the plan, determines vesting schedules on plan awards and may accelerate the vesting schedules for award recipients.  The stock options granted under the plan have terms of up to 10 years.  As of December 31, 2016, stock options to purchase 170,811 shares have been granted and remain outstanding, 256,839 RSAs have been issued and remain unvested and 841,159 shares are reserved for future grants under the 2014 Plan.

Index
RSAs

A summary of our RSA activity for 2016 follows.

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at December 31, 2015	324,229	$4.25
Granted	201,752	$1.42
Vested, including shares withheld to cover taxes	(269,142)	$3.86	$366,567	(a)
Forfeited	-	NA
Nonvested at December 31, 2016	256,839	$2.44	$264,544	(b)

(a)
The aggregate fair value of vested RSAs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSAs had all such holders sold their underlying shares on that date.

(b)
The aggregate fair value of the nonvested RSAs represents the total pre-tax fair value, based on our closing stock price of $1.03 as of December 30, 2016 (the last trading day of the year), which would have been received by holders of RSAs had all such holders sold their underlying shares on that date.

During 2016, the RSAs that vested for employees in the United States were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory United States tax obligation for the applicable income and other employment taxes and remitted the equivalent cash amount to the appropriate taxing authorities.  The total shares withheld during 2016 of 42,662 were based on the value of the RSAs on their vesting dates as determined by our closing stock price on such dates.  For 2016, total payments for the employees’ tax obligations to the taxing authorities were approximately $43,000 and are reflected as a financing activity within the accompanying consolidated statement of cash flows.  These net-share settlements had the effect of repurchases of our common stock as they reduced the number of shares outstanding as a result of the vesting and did not represent an expense to us.

Stock Options

A summary of stock option activity for 2016 and 2015 follows.

	Options
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2014	269,642	$12.12	7.9
Granted	110,993	3.26
Exercised	-	NA
Forfeited, expired or cancelled	(22,838)	20.21
Outstanding, December 31, 2015	357,797	12.12	7.9
Granted	-	NA
Exercised	-	NA
Forfeited, expired or cancelled	(186,986)	8.88
Outstanding, December 31, 2016	170,811	$8.83	7.2
Exercisable, December 31, 2016	128,332	$10.53	6.8

As of December 31, 2016, our outstanding stock options have no intrinsic value.  We did not grant stock options in 2016.  The average fair value of stock options granted was $2.68 per share in 2015.  The following are the assumptions used in valuing the 2015 stock option grants:

Index
	2015	Weighted Average
Assumed volatility	90.7% - 112.5%	112.0%
Assumed risk free interest rate	0.9% - 1.6%	1.6%
Average expected life of options (in years)	6.2
Expected dividends	-
Forfeiture rate	5%

The following table summarizes information related to outstanding and exercisable stock options as of December 31, 2016:

	Outstanding			Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$1.98 to $2.97	28,392	$2.80	8.7	15,664	$2.65	8.7
$3.47	34,790	3.47	8.5	17,390	3.47	8.5
$4.77 to $6.00	57,603	4.82	7.6	45,252	4.83	7.6
$16.00	43,235	16.00	4.9	43,235	16.00	4.9
$28.00 to $74.00	6,791	49.94	4.6	6,791	49.94	4.6
	170,811	$8.83	7.2	128,332	$10.53	6.8

Warrants

The following table summarizes warrant activity during 2016 and 2015:

	Equity Warrants			Liability Warrants			Total Warrants
	Shares Underlying	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Underlying	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Underlying	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2014	6,077,470	$5.81	4.4	426,489	$5.24	2.9	6,503,959	$5.77	4.3
Granted	289,669	5.25		300,000	5.25		589,669	5.25
Exercised	-	NA		-	NA		-	NA
Forfeited, expired or cancelled	-	NA		-	NA		-	NA
Balance, December 31, 2015	6,367,139	5.78	3.4	726,489	5.24	2.9	7,093,628	5.73	3.4
Granted	-	NA		2,685,000	2.03	4.6	2,685,000	2.03
Impact of anti-dilution clauses	-	NA		1,063,379	1.50	0.9	1,063,379	1.50
Exercised	-	NA		-	NA		-	NA
Forfeited, expired or cancelled	(3,029)	46.80		-	NA		(3,029)	46.80
Balance, December 31, 2016	6,364,110	$5.77	2.4	4,474,868	$1.82	3.3	10,838,978	$4.14	2.8
Exercisable, December 31, 2016	6,364,110	$5.77	2.4	4,474,868	$1.82	3.3	10,838,978	$4.14	2.8

Index
The following table summarizes information related to outstanding and exercisable warrants as of December 31, 2016:

		Outstanding and Exercisable
Range of Exercise Prices	Type of Warrant	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$1.50 to $1.60	Liability (1)	1,789,868	$1.52	1.3
$2.00	Liability (2)	2,660,000	2.00	4.6
$5.25	Equity (3)	2,336,358	5.25	2.4
$5.27 to $5.87	Equity	1,984,981	5.48	3.0
$6.55 to $16.80	Equity	2,067,771	6.61	2.0
		10,838,978	$4.14	2.8

(1)
Includes two warrants for 1,489,868 shares which contain full ratchet anti-dilution provisions and are classified as derivative warrant liabilities in our balance sheets.  Under the anti-dilution clauses contained in these warrants, in the event of equity issuances (i.e. issuances of our common stock, certain awards of stock options to employees, and issuances of warrants and/or other convertible instruments) at prices below the exercise prices of these warrants, we may be required to lower the exercise price on these warrants and increase the number of shares underlying these warrants.  The remaining warrant for 300,000 shares was issued to the Lender in May 2015 and contains a most favored nations anti-dilution provision.  Under that provision, in the event of issuances of stock options and/or convertible instruments with anti-dilution provisions (providing for the adjustment of the exercise price, conversion price or other price or rate at which shares of common stock thereunder may be purchased, acquired or converted, and/or any upward adjustment in the number of shares of common stock issuable) we may be required to lower the exercise price on this warrant and/or increase the number of shares underlying this warrant.

(2)
The warrants were issued in February 2016, in conjunction with the sale of the Series F Preferred Stock, and are classified as derivative warrant liabilities in our balance sheets primarily due to the Share Sequencing.

(3)	Includes a warrant for 25,000 shares issued in January 2016 classified as a derivative warrant liability in our balance sheets due to the Share Sequencing.

NOTE 12. INCOME TAXES

Deferred tax assets (liabilities) are comprised of the following (in thousands):

	As of December 31,
	2016	2015
United States
Net operating loss carryforwards	$5,609	$4,007
Gain on sale of membership interests in Nutra SA	363	366
Stock options and warrants	724	719
Property	753	(174)
Intangible assets	76	(274)
Capitalized expenses	342	462
Debt and deferred financing	178	329
Other	486	345
Net deferred tax assets	8,531	5,780
Less: Valuation allowance	(8,558)	(5,814)
Deferred tax asset (liability)	(27)	(34)
Brazil
Property	(841)	(731)
Net operating loss carryforwards	7,040	4,320
Other	551	360
Net deferred tax assets	6,750	3,949
Less: Valuation allowance	(6,750)	(3,949)
Deferred tax asset (liability)	$-	$-

Index
Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes.  We have determined it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly we have provided a valuation allowance for deferred tax assets.  Our valuation allowance is on U.S. and Brazil deferred tax assets.

The following table summarizes the change in the valuation allowance (in thousands).

	As of December 31,
	2016	2015
Vaulation allowances at beginning of year	$9,763	$7,763
Net operating loss	2,185	2,331
Brazil increase, net of foreign currency translation effects	2,801	82
Other	559	(413)
Valuation allowances at end of year	$15,308	$9,763

As of December 31, 2016, net operating loss carryforwards for U.S. federal tax purposes totaled $14.3 million and expire at various dates from 2018 through 2036.  Net operating loss carryforwards for state tax purposes totaled $16.3 million as of December 31, 2016, and expire at various dates from 2017 through 2036.  As of December 31, 2016, net operating loss carryforwards for Brazil tax purposes totaled $20.7 million and do not expire but may be subject to substantial annual limitations (generally 30% of taxable income in any year).

Due to offerings and conversions that occurred in 2013 and 2014, we believe our ability to utilize previously accumulated net operating loss carryforwards are subject to substantial annual limitations due to “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations.  Therefore in 2014, we recorded the impact of the expiration of substantial net operating loss carryforwards prior to utilization.  We have not yet completed a formal analysis to determine the exact amount of such limitation, therefore, our estimate of the annual limitation is subject to change.

We are subject to taxation in the U.S. federal jurisdiction and various state and local and non-U.S. jurisdictions.  We record liabilities for income tax contingencies based on our best estimate of the underlying exposures.  We are open for audit by the IRS for years after 2012 and, generally, by U.S. state tax jurisdictions after 2011.  We are open for audit by the Brazilian tax authorities for years after 2011.

Loss before income taxes is comprised of the following (in thousands):

	Years Ended December 31,
	2016	2015
Foreign	$(8,300)	$(5,136)
Domestic	(2,924)	(5,616)
Loss before income taxes	$(11,224)	$(10,752)

Foreign earnings are assumed to be permanently reinvested.  U.S. federal income taxes have not been provided on undistributed earnings of our foreign subsidiary.

The income tax expense of $41,000 in 2016 is all related to current state tax expense.  The income tax benefit of $0.2 million in 2015 is related to U.S. federal and state deferred tax benefit and current state tax expense.

Index
Reconciliations between the amount computed by applying the U.S. federal statutory tax rate (34%) to loss before income taxes, and income tax benefit follows (in thousands):

	Years Ended December 31,
	2016	2015
Income tax benefit at federal statutory rate	$(3,816)	$(3,656)
Increase (decrease) resulting from:
State tax benefit, net of federal tax effect	(132)	(176)
Change in valuation allowance	4,572	3,601
Expiration of U.S. net operating losses	105	101
Reduction in deferred balances for forfeited, expired or cancelled options	168	75
Nontaxable fair value adjustment	(553)	(340)
Nondeductible debt issuance expenses	-	19
Impact of state rate changes	10	16
Nondeductible expenses	(465)	91
Adjustments to U.S. deferred balances	152	93
Income tax benefit	$41	$(176)

We recognize interest and penalties related to uncertain tax positions in selling, general and administrative expenses.  We have not identified any uncertain tax positions requiring a reserve as of December 31, 2016 or 2015.  We may be subject to potential examination by various taxing authorities in the United States and Brazil.  These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.  We do not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

NOTE 13. CONCENTRATION OF RISK

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable.  We perform ongoing credit evaluations on our customers’ financial condition and generally do not require collateral.

Revenues and accounts receivable from certain significant customers are stated below as a percent of consolidated totals for the years ended December 31, 2016 and 2015.

		% of Consolidated Revenue		% of Consolidated Accounts Receivable
Customer	Segment	2016	2015	2016	2015
Customer 1	USA	43%	31%	14%	*
Customer 2	USA	*	*	15%	*
Customer 3	Brazil	*	*	*	17%
Customer 4	Brazil	13%	*	28%	*
Customer 5	Brazil	11%	*	*	*
Others		33%	69%	43%	83%
Total		100%	100%	100%	100%

* Less than 10%

As of December 31, 2016, 152 of our 227 employees were located in Brazil.  All of our employees in Brazil are represented by a labor union and are covered by a collective bargaining agreement.

NOTE 14. FAIR VALUE MEASUREMENT

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of December 31, 2016, the fair value of our Corporate segment debt (Level 3 measurement) approximates the $9.0 million carrying value of that debt, based on current market rates for similar debt with similar maturities.  The fair value of our Brazil segment debt (Level 3 measurement) also approximates the $6.8 million carrying value of that debt based on the current market rates for similar debt with similar maturities.

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

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

	Level 1	Level 2	Level 3	Total
Total liabilities at fair value, as of December 31, 2016 - derivative warrant liabilities	$-	$-	$(1,527)	$(1,527)
Total liabilities at fair value, as of December 31, 2015 - derivative warrant liabilities	$-	$-	$(678)	$(678)

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

	December 31, 2016	December 31, 2015
Risk-free interest rate	0.6% - 1.9%	0.9% - 1.2%
	(1.6% weighted average)	(1.1% weighted average)
Expected volatility	64%	71% - 89%
	(64% weighted average)	(78% weighted average)

The following tables summarize the changes in level 3 derivative warrant liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Fair Value, at End of Period
		(1)
Year Ended December 31, 2016	$(678)	$1,625	$(2,474)	$(1,527)
Year Ended December 31, 2015	$(955)	$1,001	$(724)	$(678)

(1)	Included in change in fair value of derivative warrant and conversion liabilities in our consolidated statements of operations.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Employment Contracts and Severance Payments

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

Index
We have employment contracts with certain officers and key management that include provisions for potential severance payments in the event of without-cause terminations or terminations under certain circumstances after a change in control. In addition, vesting of outstanding nonvested equity grants would accelerate following a change in control. See Note 9 for severance information related to our former chief executive officer.

Leases

We lease certain properties under various operating lease arrangements that expire over the next 17 years.  These leases generally provide us with the option to renew the lease at the end of the lease term.  We incurred rent expense of $0.6 million in 2016 and $0.7 million in 2015.

Future minimum payments under these commitments as of December 31, 2016, are as follows (in thousands):

Years Ending December 31,
2017	$387
2018	259
2019	196
2020	65
2021	65
Thereafter	780
Total minimum lease payments	$1,752

Litigation

In addition to the matters discussed below, from time to time we are involved in litigation incidental to the conduct of our business in the USA and Brazil.  These matters may relate to employment and labor claims, patent and intellectual property claims, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations.  When applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.  While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations.  Defense costs are expensed as incurred and are included in professional fees.

Irgovel Purchase

On August 28, 2008, former Irgovel stockholder David Resyng filed an indemnification suit against Irgovel, Osmar Brito and the remaining former Irgovel stockholders (“Sellers”), requesting:  (i) the freezing of the escrow account maintained in connection with the transfer of Irgovel’s corporate control to us and the presentation of all documentation related to the transaction, and (ii) damages in the amount of the difference between (a) the sum received by David Resyng in connection with the judicial settlement agreement executed in the action for the partial dissolution of the limited liability company filed by David Resyng against Irgovel and the Sellers and (b) the amount received by the Sellers in connection with the sale of Irgovel’s corporate control to us, in addition to moral damages as determined in the court’s discretion.  The amount of damage claimed by Mr. Resyng is approximately $3.0 million.

We believe that the filing of the above lawsuit is a fundamental default of the obligations undertaken by the Sellers under the quotas purchase agreement for the transfer of Irgovel’s corporate control, executed by and among the Sellers and us on January 31, 2008 (“Purchase Agreement”).  Consequently, we believe that the responsibility for any indemnity, costs and expenses incurred or that may come to be incurred by Irgovel and/or us in connection with the above lawsuit is the sole responsibility of the Sellers.

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

As part of the Purchase Agreement, $2.0 million was deposited into an escrow account to cover contingencies with the net remaining funds payable to the Sellers upon resolution of all contingencies.  As of December 31, 2015, the balance in the escrow account was $1.9 million and was included in restricted cash in our consolidated balance sheet.  On January 12, 2016, the US District Court for the District of Arizona entered a final judgment in our favor affirming the arbitration award received in Brazil.  On March 24, 2016, the $1.9 million in the escrow account was released to us to fund the award owed to us by the Sellers and, as required under an agreement with the Lender, we repaid $1.0 million of the term loan with the Lender.

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

We believe that there are no significant remaining contingencies.  We recognized a gain of $1.6 million in 2016, equal to the difference between the $1.9 million escrow liability and the $0.3 million of resolved pre-acquisition contingencies that had either been paid or specifically identified and accrued.

Irgovel Litigation

Irgovel is defendant in several labor claims, mainly related to overtime, illnesses allegedly contracted at work and work-related injuries and salary related matters for periods prior to the acquisition of Irgovel by RiceBran. The labor suits are mainly in the lower courts, and for the majority of the cases a decision for the dismissal of the claims has been granted. None of these labor claims is individually significant.  Management believes it’s unlikely there will be a judgment against Irgovel, however, in the event the court does issue a judgment against Irgovel, it could be approximately $900,000 (USD).

Irgovel accrues for losses on tax and other legal contingencies when it has a present obligation, formalized or not, as a result of a past event, it is probable that an outflow of resources will be required to settle the obligation and the amount of the obligation can be reliably estimated. Irgovel is a party to other several pending litigations and administrative proceedings at the Federal, State and Municipal level. The assessment of the likelihood of an unfavorable outcome in these litigations and proceedings includes the analysis of the evidence available, the hierarchy of the applicable laws, available former court decisions, as well as the most recent court decisions and their importance to the Brazilian legal system, as well as the opinions of our external and in-house legal counsels. We record amounts considered sufficient by our management to cover probable losses based on these elements.

Irgovel - Events of Default

As further described in Note 4, Irgovel is required to meet minimum annual processing targets or to achieve EBITDA on a local currency basis of at least R$4.0 million annually. If not achieved, this would result in an event of default.  It is possible that an event of default may be triggered and a waiver of non-compliance may not be obtained from the Investors. At December 31, 2016, Irgovel did not meet this covenant but Investors waived the requirement.

Employment Contracts and Severance Payments

We have employment contracts with certain officers and key management that include provisions for potential severance payments in the event of without-cause terminations or terminations under certain circumstances after a change in control. In addition, vesting of outstanding nonvested equity grants would accelerate following a change in control. See Note 9 for severance information related to our former chief executive officer.

NOTE 16. CHIEF EXECUTIVE OFFICER APPOINTMENT

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

Index
NOTE 17. RELATED PARTY TRANSACTIONS

Transactions with Baruch Halpern

Entities beneficially owned by Baruch Halpern, a director, invested $2.6 million in our subordinated notes and related warrants prior to 2014.  In connection with the Note Amendment, in 2015, the notes, as previously modified, were amended to extend the maturity dates from July 2016 to May 2018 and change the interest rate from 5% per year to an annual interest rate of a rate determined as a function of LIBOR, consistent with other participating note holders.  Entities beneficially owned by Mr. Halpern were also issued warrants to acquire 119,366 shares of common stock in the aggregate (exercise price of $5.25, May 2020 expiration).  We recognized a loss on extinguishment in 2015 related to the amendment of notes beneficially owned by Mr. Halpern.  We recognized a loss on extinguishment in 2015 related to this transaction of $0.7 million.  We paid and expensed interest on subordinated notes beneficially owned by Mr. Halpern totaling $0.3 million in 2016 and $0.2 million in 2015.

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

See Note 20 for additional information related to 2017 equity transactions, including repricing of existing warrants held by subordinated note holders.

Transactions with W. John Short

W. John Short, our former chief executive officer and a former director, invested $50,000 in our subordinated notes and related warrants prior to 2014.  In connection with the Note Amendment, in 2015, the notes, as previously modified, were amended to extend the maturity dates from July 2016 to May 2018 and change the interest rate from 5% per year to an annual interest rate of a rate determined as a function of LIBOR, consistent with other participating note holders.  Mr. Short was also issued warrants to acquire 2,446 shares of common stock in the aggregate (exercise price of $5.25, May 2020 expiration).  In 2016 and 2015, we paid and expensed less than $10,000 of interest on subordinated notes beneficially owned by Mr. Short.

See Note 20 for additional information related to 2017 equity transactions, including repricing of existing warrants held by subordinated note holders.

Transactions with LF-RB Management, LLC

On July 5, 2016, we entered into a Settlement Agreement (“Settlement Agreement”) with (i) LF-RB Management, LLC, Stephen D. Baksa, Richard Bellofatto, Edward M. Giles, Michael Goose, Gary L. Herman, Larry Hopfenspirger and Richard Jacinto II (collectively, the “LF-RB Group”) and (ii) Beth Bronner, Ari Gendason and Brent Rosenthal (the “LF-RB Designees” and together with the LF-RB Group, the “Shareholder Group”).  The LF-RB Group beneficially owns approximately 9.0% of our outstanding stock.

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

NOTE 18. FAILURE TO COMPLY WITH NASDAQ LISTING REQUIREMENTS

On August 18, 2016, we received a notification letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we have failed to comply with the minimum stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1). Nasdaq Listing Rule 5550(b)(1) requires that companies listed on the Nasdaq Capital Market maintain a minimum of $2.5 million in stockholders’ equity for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”). Our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 reported stockholders’ equity (deficit) of ($36,000).

We submitted our plan to regain compliance in October 2016.  On November 15, 2016, based on information we submitted to Nasdaq, the Staff granted us the maximum allowable 180 day extension to February 14, 2017 to evidence compliance with the Minimum Stockholders’ Equity Requirement.  On February 16, 2017, we received a determination letter (the “Letter”) from the Nasdaq Listing Qualifications Staff (the “Staff”) stating that we had not regained compliance with the Minimum Stockholders’ Equity Requirement.  The Letter also stated our common stock would be delisted from The Nasdaq Capital Market at the opening of business on February 27, 2017 unless we request a hearing before the Nasdaq Hearing Panel (the “Panel”).

Index
We requested and were granted a hearing before the Panel to appeal the Letter on March 30, 2017.  At the hearing, we intend to present a plan to regain compliance with the Minimum Stockholders’ Equity Requirement and request that the Panel allow us additional time within which to regain compliance.  The hearing will stay any delisting action in connection with the notice and allow the continued listing of our common stock on The Nasdaq Capital Market until the Panel renders a decision subsequent to the hearing, and our common stock will continue to trade on The Nasdaq Capital Market under the symbol “RIBT” until such time.

On March 10, 2017, we received a notification letter from Nasdaq indicating that we have failed to comply with the Minimum Bid Price Requirement of Nasdaq List Rule 5550(a)(2).  Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum price of $1.00 for 30 consecutive business days.  Nasdaq rules allow for a compliance period of 180 calendar days in which to regain compliance.

There can be no assurance that we will meet the Minimum Stockholders’ Equity Requirement or the Minimum Bid Price Requirement during any compliance period or in the future, or otherwise meet Nasdaq compliance standards, or that Nasdaq will grant the Company any relief from delisting as necessary, or that we will be able to ultimately meet applicable Nasdaq requirements for any such relief.

NOTE 19. SEGMENT INFORMATION

We have two reportable operating segments: (i) USA, which manufactures and distributes SRB in various granulations along with Stage II products and derivatives and (ii) Brazil, which extracts crude RBO and DRB from rice bran, which are then further processed into fully refined rice bran oil for sale internationally and in Brazil, compounded animal nutrition products for horses, cows, swine, sheep and poultry and a number of valuable food ingredient and animal nutrition products derivatives and co-products. In addition we incur corporate and other expenses not directly attributable to operating segments, which include costs related to our corporate staff, general and administrative expenses including public company expenses, intellectual property, professional fees and other expenses.  No Corporate allocations, including interest, are made to the operating segments.

Index
The tables below present segment information for the years identified and provide a reconciliation of segment information to total consolidated information (in thousands).

	2016
	Corporate	USA	Brazil	Intersegment	Consolidated
Revenues	$-	$32,675	$6,745	$(15)	$39,405
Cost of goods sold	-	23,028	8,423	(15)	31,436
Gross profit	-	9,647	(1,678)	-	7,969
Depreciation and amortization (in selling, general and administrative)	(89)	(1,122)	(57)	-	(1,268)
Goodwill impairment	-	-	(3,024)	-	(3,024)
Other operating expenses	(7,078)	(5,532)	(2,198)	-	(14,808)
Income (loss) from operations	$(7,167)	$2,993	$(6,957)	$-	$(11,131)

Net income (loss) attributable to RiceBran Technologies shareholders	$(5,906)	$2,993	$(5,617)	$-	$(8,530)
Interest expense	(2,484)	-	(1,548)	-	(4,032)
Depreciation (in cost of goods sold)	-	(837)	(932)	-	(1,769)
Purchases of property	-	491	229	-	720

	2015
	Corporate	USA	Brazil	Intersegment	Consolidated
Revenues	$-	$23,341	$16,601	$(46)	$39,896
Cost of goods sold	-	15,923	15,949	(46)	31,826
Gross profit	-	7,418	652	-	8,070
Depreciation and amortization (in selling, generaland administrative)	(79)	(1,569)	(131)	-	(1,779)
Other operating expenses	(4,892)	(4,288)	(3,387)	-	(12,567)
Income (loss) from operations	$(4,971)	$1,561	$(2,866)	$-	$(6,276)

Net income (loss) attributable to RiceBran Technologies shareholders	$(6,948)	$1,561	$(2,881)	$-	$(8,268)
Interest expense	(1,404)	-	(1,697)	-	(3,101)
Depreciation (in cost of goods sold)	-	(890)	(1,394)	-	(2,284)
Purchases of property	94	474	500	-	1,068

Index
The tables below present segment information for selected balance sheet accounts (in thousands).

	Corporate	USA	Brazil	Consolidated
As of December 31, 2016
Inventories	$-	$2,848	$925	$3,773
Property and equipment, net	392	7,652	10,889	18,933
Goodwill	-	790	-	790
Intangible assets, net	-	242	-	242
Total assets	1,339	13,486	14,020	28,845

As of December 31, 2015
Inventories	-	3,302	555	3,857
Property and equipment, net	418	8,408	9,502	18,328
Goodwill	-	790	2,468	3,258
Intangible assets, net	-	1,225	-	1,225
Total assets	3,497	15,261	14,877	33,635

The following table presents revenues data by geographic area shipped to (in thousands).

	2016	2015
United States	$29,981	$21,978
Brazil	5,336	9,548
Other international	4,088	8,370
Total revenues	$39,405	$39,896

NOTE 20. SUBSEQUENT EVENTS

Special Meeting of Shareholders

On February 13, 2017, the Company held a Special Meeting of Shareholders in order to approve an amendment to our articles of incorporation to increase the authorized number of shares of common stock from 25,000,000 to 50,000,000 for general corporate purposes and to approve an amendment to our bylaws to eliminate cumulative voting for directors.  Each of these items were approved by our shareholders.

Series G Preferred Stock Financing

On February 9, 2017, we entered into a securities purchase agreement with certain accredited investors, pursuant to which we sold and issued: (i) an aggregate of 2,000 shares of Convertible Series G Preferred Stock (“Series G Preferred Stock”) with a stated value equal to $1,000 per share and (ii) warrants to purchase an aggregate of 1,423,488 shares of common stock at an exercise price of $0.96 per share (“Preferred Warrants”) which such Series G Preferred Stock and Preferred Warrants become convertible or exercisable, as applicable, immediately upon the Company’s filing with the State of California of an amendment to its articles of incorporation (the “Amendment”) to increase the number of its authorized shares of common stock to 50,000,000 shares from 25,000,000 shares of common stock  (the “Preferred Stock Private Placement”). The closing of the Preferred Stock Private Placement took place on February 13, 2017.

We received aggregate net proceeds, after deducting placement agent fees and other estimated expenses related to the Preferred Stock Private Placement, in the amount of approximately $1.85 million. We intend to use the net proceeds from this offering for working capital, business development and certain other expenditures.

The Preferred Stock is non-voting and is convertible at the holder’s election at any time, at a ratio of 1 preferred share for 948.9915 shares of common stock.  The Series G Preferred Stock is only entitled to receive dividends if any are declared by the Company, in which case the dividend will be paid (a) first an amount equal to $0.01 per share of Series G Preferred Stock (before any distributions or payments to junior securities), and (b) then (on an “as converted to common stock” basis) to and in the same form as dividends actually paid on shares of our common stock. The Series G Preferred Stock has no liquidation or other preferences over our common stock.

Index
Each Preferred Warrant will be exercisable beginning on the Authorized Share Increase Date (the “Initial Exercise Date” or February 15, 2017) at an exercise price of $0.96 per share, subject to adjustment as provided therein. The Preferred Warrants will be exercisable for five years from the Initial Exercise Date, but not thereafter.

We entered into a Registration Rights Agreement (the “Preferred Registration Rights Agreement”) under which we must register the shares of common stock issuable upon exercising the Preferred Warrants (“Preferred Warrant Shares”), and the shares of common stock issuable upon the conversion of the Preferred Stock (the “Conversion Shares”) on a Registration Statement by April 3, 2017 (the “Preferred Resale Registration Statement”).  If the Preferred Resale Registration Statement is not declared effective by May 13, 2017 (or June 13, 2017 if a full SEC review occurs) then we will have to pay certain liquidated damages of 2% multiplied by the aggregate exercise price of the warrants each month, up to an aggregate of 18% of the amount the investor purchased in this offering.

Debt Refinancing and Amendments

Original Issue Discount Senior Secured Debentures Financing

On February 9, 2017, we entered into a securities purchase agreement (the “Debentures Purchase Agreement”) with certain accredited investors named in the signature pages thereto (the “Debenture Purchasers”), pursuant to which we sold and issued: (i) an aggregate principal amount of $6,600,000 (“Aggregate Principal Amount”) of original issue discount senior secured debentures (“Debentures”) for an aggregate subscription amount of $6,000,000, and (ii) warrants to purchase an aggregate of 6,875,000 shares of common stock at an exercise price of $0.96 per share (“Debenture Warrants”) which become exercisable immediately upon the filing of the Amendment with the State of California (the “Debenture Private Placement”). The closing of the Debenture Private Placement took place on February 13, 2017.  The Aggregate Principal Amount of the Debentures shall be due and payable on February 13, 2019. The Debentures Purchase Agreement contains customary representations, warranties and agreements by us and customary conditions to closing.

We received aggregate net proceeds, after deducting placement agent fees and other estimated expenses related to the Debenture Private Placement, in the amount of approximately $5.6 million. We used the net proceeds from this offering to (i) pay off the debt of approximately $3.8 million held by the Lender, (ii) pay down the principal and interest due on subordinated notes held by certain subordinated creditors totaling $0.5 million, and (iii) for working capital and general corporate purposes.

The Debentures Purchase Agreement also provides for the repricing of 875,000 existing warrants held by Purchasers which currently have an exercise price of $5.87, $5.27 and $5.25. The Company agreed to: (i) reduce the exercise price to $0.96, provided that such warrants shall not be exercisable for 6 months and a day from the date such exercise price is reduced, and (ii) amend the termination dates on such existing warrants to be August 10, 2022. The number of existing warrants being repriced is based on each Purchaser’s subscription amount of the Debentures, and shall not exceed 125 Warrant Shares for each $1,000 of subscription amount of the Debentures by the Purchaser.

In connection with the Debenture Private Placement, the Company and its subsidiaries entered into a Security Agreement with the Debenture Purchasers dated as of February 13, 2017 granting the Debenture Purchasers a security interest in certain collateral of the Company and its subsidiaries (“Security Agreement”) and an Intellectual Property Security Agreement with the Debenture Purchasers dated as of February 13, 2017 granting the Debenture Purchasers a security interest in certain intellectual property collateral of the Company and its subsidiaries (“IP Security Agreement”). In addition, certain subsidiaries of the Company entered into a Subsidiary Guarantee with the Debenture Purchasers dated as of February 13, 2017 guaranteeing the Company’s obligations under the Debentures (“Subsidiary Guarantee”).  The Company, the Debenture Purchasers and the Company’s subordinated creditors also entered into a Subordination Agreement in connection with the Debenture Private Placement dated as of February 13, 2017 pursuant to which the subordinated creditors agreed to subordinate their promissory notes and interests in certain collateral to the Debentures and the security interests of the Debenture Purchasers.

Each Debenture Warrant will be exercisable beginning on the Initial Exercise Date at an exercise price of $0.96 per share, subject to adjustment as provided therein. The Debenture Warrants will be exercisable for five years from the Initial Exercise Date, but not thereafter.

We entered into a Registration Rights Agreement (the “Debenture Registration Rights Agreement”) under which we must register the Debenture Warrant Shares on a Registration Statement by April 3, 2017 (“Debenture Resale Registration Statement”).  If the Debenture Resale Registration Statement is not declared effective by May 13, 2017 (or June 13, 2017 if a full SEC review occurs) then we will have to pay certain liquidated damages of 2% multiplied by the aggregate exercise price of the warrants each month, up to an aggregate of 18% of the amount the investor purchased in this offering.

Index
Amendment to Subordinated Debt Documents

In connection with the Debenture Private Placement, we entered into that certain Amendment Number Two to Loan Documents with certain existing noteholders (“Subordinated Creditors”) dated as of February 8, 2017 (“Amendment to Sub-Debt Documents”). The Amendment to Sub-Debt Documents amends that certain Note and Warrant Purchase Agreement dated January 17, 2012, as amended, pursuant to which the Subordinated Creditors purchased from the Company convertible promissory notes (as amended, the “Notes”).  The Amendment to Sub-Debt Documents provides for: (i) a reduction in the interest rate of the Notes to 7% per annum; (ii) an extension of the maturity date of the Notes to May 7, 2019; (iii) the payment of an aggregate amount equal to $500,000 to the Subordinated Creditors to satisfy the accrued interest owed and to reduce principal amounts outstanding on the Notes; (iv) the issuance of warrants to purchase up to 3,484,675 shares of our common stock with an exercise price equal to $0.96, and with a term of five years  (“Sub-debt Warrants”); and (v) the amendment to 289,669 existing warrants held by the Subordinated Creditors to reduce the exercise price from $5.25 per share to an exercise price of $0.96 per share.  The Subordinated Creditors further agreed to subordinate repayment of the Notes and their security interests in certain collateral of the Company and certain subsidiaries to the interests of Purchasers in the Debt Private Placement pursuant to a Subordination Agreement dated as of February 13, 2017.

Failure to Comply with NASDAQ listing requirements

On February 16, 2017, we received the Letter from the Nasdaq Staff stating that we had not regained compliance with the Minimum Stockholders’ Equity Requirement.  The Letter also stated our common stock would be delisted from The Nasdaq Capital Market at the opening of business on February 27, 2017 unless we request a hearing before the Nasdaq Hearing Panel.  We requested and were granted a hearing on March 30, 2017.  On March 10, 2017, we received a notification letter from Nasdaq indicating that we have failed to comply with the Minimum Bid Price Requirement of Nasdaq List Rule 5550(a)(2).  Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum price of $1.00 for 30 consecutive business days.  Nasdaq rules allow for a compliance period of 180 calendar days in which to regain compliance.  See Note 18 for additional information.

Chief Financial Officer Appointment

On March 8, 2017, Brent R. Rystrom, 53, was appointed Chief Financial Officer of the Company. Mr. Rystrom brings over 25 years of business finance experience, including over 20 years of service as a Director of Research and Senior Financial Analyst for several prominent investment banking firms, including Piper Jaffray and Feltl & Company. From 2009 until joining RiceBran Technologies, Mr. Rystrom served as Director of Research for Feltl & Company, a regional investment banking firm headquartered in Minnesota. While at Feltl, he managed the firm’s research, institutional sales, and trading departments while providing research coverage on consumer products, retail and agriculture companies ranging from micro to large capitalization. Over his 11 years of service at Piper Jaffray he was named a Wall Street Journal “Best on the Street” analyst and a “Top 10” Retailing Industry Analyst from Reuter’s. Since 1997, Mr. Rystrom has also successfully acquired and managed a large portfolio of personal agricultural real estate assets, and from 2011 through 2015, he served on the Customer Advisory Board of AgStar, a $10 billion agricultural bank based in Minnesota. Mr. Rystrom holds a Degree in Business-Finance from St. Thomas University.

In connection with Mr. Rystrom’s appointment, Jerry Dale Belt’s position as our Chief Financial Officer terminated, effective as of March 8, 2017. Mr. Belt will remain with the Company and serve as our Executive Vice President of Special Projects. On March 8, 2017, Mr. Belt also entered into an amendment to his employment agreement that extended his term of employment through December 31, 2017.

Index
PART II
(continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a and Rule15d-15(e)) under the Securities Exchange Act of 1934 (“Exchange Act”) was performed as of December 31, 2016, under the supervision and with the participation of our current management, including our current Chief Executive Officer and Chief Financial Officer.  Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of current management, including our current Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled “Internal Control - Integrated Framework (the “2013 Framework”).”

Our management concluded that as of December 31, 2016, we maintained effective internal control over financial reporting based on the criteria established in the 2013 Framework, issued by COSO.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See Exhibit Index attached hereto.
The Financial Statements are included under Item 8.

Index
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith
1.01	Underwriting Agreement dated December 12, 2013	8-K	0-32565	1.1	December 18, 2013
2.01	Schedules to Quotas Purchase and Sale Agreement, dated January 31, 2008, with Quota Holders of Irgovel	10-Q	0-32565	2.1	August 11, 2008
3.01.1	Restated and Amended Articles of Incorporation as filed with the Secretary of State of California on December 13, 2001	10-KSB	0-32565	3.3	April 16, 2002
3.01.2	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on August 4, 2003	SB-2	333-129839	3.01.1	November 18, 2005
3.01.3	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on October 31, 2003	10-QSB	0-32565	3.4	November 19, 2003
3.01.4	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on September 29, 2005	SB-2	333-129839	3.03	November 18, 2005
3.01.5	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on August 20, 2007	10-Q	0-32565	3.1	August 14, 2007
3.01.6	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on June 30, 2011	8-K	0-32565	3.1	July 5, 2011
3.01.7	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on July 12, 2013	10-Q	0-32565	3.1	August 14, 2013
3.01.8	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on May 30, 2014	S-3	333-196541	3.01.08	June 5, 2014
3.02	Certificate of Designation of the Rights, Preferences, and Privileges of the Series A Preferred Stock as filed with the Secretary of State of California on December 13, 2001	SB-2	333-89790	4.1	June 4, 2002
3.03	Certificate of Determination, Preferences and Rights of Series B Convertible Preferred Stock as filed with the Secretary of State of California on October 4, 2005	8-K	0-32565	3.1	October 4, 2005
3.04	Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock as filed with the Secretary of State of California on May 10, 2006	8-K	0-32565	3.1	May 15, 2006
3.05	Certificate of Determination, Preferences and Rights of the Series D Convertible Preferred Stock, as filed with the Secretary of State of California on October 17, 2008	8-K	0-32565	3.1	October 20, 2008
3.06	Certificate of Determination, Preferences and Rights of the Series E Convertible Preferred Stock, as filed with the Secretary of State of California on May 7, 2009	8-K	0-32565	3.1	May 8, 2009
3.07	Certificate of Determination, Preferences and Rights of the Series F Convertible Preferred Stock, as filed with the Secretary of State of California on February 18, 2016	8-K	0-32565	3.1	February 23, 2016
3.08	Form of Certificate of Determination of Preferences and Rights of Series G Convertible Preferred Stock, as filed with the Secretary of State of California on February 9, 2017	8-K	0-32565	3.1	February 15, 2017
3.09.1	Bylaws	SB-2	333-134957	3.05	June 12, 2006
3.09.2	Amendment of Bylaws effective June 19, 2017	8-K	0-32565	3.1	June 25, 2007
3.09.3	Amendment of Bylaws effective December 4, 2009	8-K	0-32565	3.1	December 10, 2009
3.10	Certificate of Ownership dated October 3, 2012	8-K	0-32565	3.01	October 10, 2012
4.01	Common Stock Warrant issued to Hillair Capital Investments L.P.	8-K	0-32565	10.5	January 23, 2012
4.02	Form of warrant to purchase shares issued to holders of secured convertible promissory notes	8-K	0-32565	10.8	January 23, 2012

Index
EXHIBIT INDEX
(continued)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith
4.03	Common Stock Warrant issued to Hillair Capital Investments L.P.	8-K	0-32565	10.6	August 6, 2012
4.04	Warrant Agreement dated December 18, 2013	8-K	0-32565	1.2	December 18, 2013
4.05	Form of Convertible Promissory Note dated March 20, 2014	8-K	0-32565	4.1	March 21, 2014
4.06	Form of Warrant	8-K	0-32565	4.2	March 21, 2014
4.07	Form of Warrant	8-K	0-32565	4.1	June 20, 2014
4.08	Form of Warrant	8-K	0-32565	4.1	October 1, 2014
4.09	Form of Warrant	8-K	0-32565	4.1	February 17, 2016
4.10	Form of Warrant (Preferred Private Placement)	8-K	0-32565	4.1	February 15, 2017
4.11	Form of Debenture	8-K	0-32565	4.2	February 15, 2017
4.12	Form of Warrant (Debt Private Placement)	8-K	0-32565	4.3	February 15, 2017
4.13	Form of Warrant (Amendment to Sub-Debt)	8-K	0-32565	4.4	February 15, 2017
10.01*	Employment Agreement with Jerry Dale Belt dated June 8, 2010	8-K	0-32565	10.1	June 8, 2010
10.02*	First Amendment to Employment Agreement with Jerry Dale Belt dated July 15, 2011	8-K	0-32565	10.3	July 20, 2011
10.03*	Second Amendment to Employment Agreement with Jerry Dale Belt dated February 14, 2012	10-K	0-32565	10.18	March 30, 2012
10.04*	Third Amendment to Employment Agreement with Jerry Dale Belt dated May 30, 2014	8-K	0-32565	10.1	June 3, 2014
10.05*	Fourth Amendment to Employment Agreement with Jerry Dale Belt dated as of May 30, 2015	8-K	0-32565	10.1	June 5, 2015
10.06*	Amended and Restated Employment Agreement with Jerry Dale Belt dated as of July 1, 2016	8-K	0-32565	10.5	July 11, 2016
10.07*	Employment Agreement with Robert Smith dated as of July 1, 2016	8-K	0-32565	10.2	July 11, 2016
10.08*	Employment Agreement with Michael Goose	8-K	0-32565	10.1	July 18, 2016
10.09*	Employment Agreement with Mark S. McKnight dated September 20, 2013	10-K/A	0-32565	10.77	April 30, 2014
10.10*	Amendment to Employment Agreement and Non-Competition Agreement for Mark S. McKnight dated December 30, 2013	10-K/A	0-32565	10.78	April 30, 2014
10.11*	Mutual Release Agreement with W. John Short	8-K	0-32565	10.1	November 22, 2016
10.12	Second Amendment of Investment Agreements for Nutra SA, LLC dated December 9, 2014	10-K	0-32565	10.78	March 31, 2015
10.13	Second Amendment of Investment Agreements for Nutra SA, LLC dated as of August 11, 2015	8-K	0-32565	10.1	August 13, 2015
10.14*	RiceBran Technologies 2014 Equity Incentive Plan	8-K	0-32565	10.1	August 25, 2014
10.15*	Form of Stock Option Agreement for 2014 Equity Incentive Plan	10-K	0-32565	10.72	March 31, 2015
10.16*	Form of Restricted Stock Award Agreement for 2014 Equity Incentive Plan	10-K	0-32565	10.73	March 31, 2015
10.17*	Form of Indemnification Agreement for officers and directors	10-Q	0-32565	10.2	May 12, 2011
10.18+	Nutra SA, LLC Membership Interest Purchase Agreement dated December 29, 2010	8-K/A	0-32565	10.1	August 10, 2011
10.19	Membership Interest Purchase Agreement dated April 2, 2013	8-K	0-32565	10.1	April 5, 2013
10.20	Form of Investor Rights Agreement	8-K	0-32565	10.2	January 5, 2011

Index
EXHIBIT INDEX
(continued)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith
10.21	Second Amended and Restated Limited Liability Agreement for Nutra SA, LL,C dated December 24, 2012	8-K	0-32565	10.2	December 31, 2012
10.22	Contribution and Subscription Agreement, dated December 24, 2012, regarding Nutra SA, LLC	8-K	0-32565	10.1	December 31, 2012
10.23	Amendment of Investment Agreements effective October 31, 2013	8-K	0-32565	10.1	November 8, 2013
10.24	Loan agreement between Industria Riograndens De Oleos Vegetais Ltd. and Banco do Brasil S.A. in the amount of R$2,784,838 with a Brazilian bank dated December 15, 2011, English translation from the original Portuguese	10-K	0-32565	10.40	March 30, 2012
10.25	Loan agreement between Industria Riograndens De Oleos Vegetais Ltd. and Banco do Brasil S.A. in the amount of R$6,676,012 dated December 15, 2011, English translation from the original Portuguese	10-K	0-32565	10.41	March 30, 2012
10.26	Amended and Restated Security Agreement, dated as of May 24, 2013	10-Q	0-32565	10.8	August 14, 2013
10.27	Amended and Restated Note and Warrant Purchase Agreement, dated as of May 24, 2013	10-Q	0-32565	10.9	August 14, 2013
10.28	Restated Subordination Agreement, dated as of May 24, 2013	10-Q	0-32565	10.10	August 14, 2013
10.29	Subordination Agreement, dated as of May 12, 2015	8-K	0-32565	10.7	May 15, 2015
10.30	Amendment to Loan Documents, dated as of May 12, 2015	8-K	0-32565	10.8	May 15, 2015
10.31	Third Amended and Restated Security Agreement, dated as of May 12, 2015	8-K	0-32565	10.9	May 15, 2015
10.32	Note and Warrant Purchase Agreement dated March 20, 2014	8-K	0-32565	10.1	March 21, 2014
10.33	Registration Rights Agreement dated March 20, 2014	8-K	0-32565	10.2	March 21, 2014
10.34	Securities Purchase Agreement	8-K	0-32565	10.1	October 1, 2014
10.35	Form of Registration Rights Agreement	8-K	0-32565	10.2	October 1, 2014
10.36	Loan, Guarantor and Security Agreement with Full Circle Capital Corporation, dated as of May 12, 2015	8-K	0-32565	10.1	May 15, 2015
10.37	Term Loan Note, dated as of May 12, 2015, issued to Full Circle Capital Corporation	8-K	0-32565	10.2	May 15, 2015
10.38	Revolving Loan Note, dated as of May 12, 2015, issued to Full Circle Capital Corporation	8-K	0-32565	10.3	May 15, 2015
10.39	Intellectual Property Security Agreement, dated as of May 12, 2015	8-K	0-32565	10.4	May 15, 2015
10.40	Pledge Agreement dated as of May 12, 2015	8-K	0-32565	10.5	May 15, 2015
10.41	Lender Warrant dated as of May 12, 2015	8-K	0-32565	10.6	May 15, 2015
10.42	Form of Securities Purchase Agreement, dated February 17, 2016	8-K	0-32565	10.1	February 17, 2016
10.43	Registration Rights Agreement, dated February 17, 2016	8-K	0-32565	10.2	February 17, 2016
10.44	Waiver and Amendment Agreement dated February 12, 2016	10-K	0-32565	10.74	March 30, 2016
10.45	Limited Waiver and Amendment Agreement dated November 21, 2016					X
10.46	Independent Contractor Agreement	8-K	0-32565	10.1	December 29, 2016

Index
EXHIBIT INDEX
(continued)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith
10.47	Form of Securities Purchase Agreement dated February 9, 2017 (Preferred Private Placement)	8-K	0-32565	10.1	February 5, 2017
10.48	Registration Rights Agreement dated February 13, 2017 (Preferred Private Placement)	8-K	0-32565	10.2	February 5, 2017
10.49	Form of Securities Purchase Agreement dated February 9, 2017 (Debt Private Placement)	8-K	0-32565	10.3	February 5, 2017
10.50	Registration Rights Agreement dated February 13, 2017 (Debt Private Placement)	8-K	0-32565	10.4	February 5, 2017
10.51	Form of Security Agreement dated February 13, 2017	8-K	0-32565	10.5	February 5, 2017
10.52	Form of IP Security Agreement dated February 13, 2017	8-K	0-32565	10.6	February 5, 2017
10.53	Form of Subsidiary Guarantee dated February 13, 2017	8-K	0-32565	10.7	February 5, 2017
10.54	Form of Subordination Agreement dated February 13, 2017	8-K	0-32565	10.8	February 5, 2017
10.55	Form of Amendment Number Two to Loan Documents dated February 9, 2017	8-K	0-32565	10.9	February 5, 2017
10.56*	Employment Agreement with Brent R. Rystrom dated March 8, 2017	8-K	0-32565	10.1	March 13, 2017
10.57*	Amended and Restated Employment Agreement with Robert Smith dated as of March 8, 2017	8-K	0-32565	10.2	March 13, 2017
21	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS@	XBRL Instance Document					X
101.SCH@	XBRL Taxonomy Extension Schema Document					X
101.CAL@	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF@	XBRL Taxonomy Extension Calculation Definition Linkbase Document					X
101.LAB@	XBRL Taxonomy Extension Calculation Label Linkbase Document					X
101.PRE@	XBRL Taxonomy Extension Calculation Presentation Linkbase Document					X

+	Confidential treatment granted as to certain portions
*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
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

RICEBRAN TECHNOLOGIES

Date: March 23, 2017	By:	/s/ Robert Smith
Robert Smith
Director and Chief Executive Officer

Power of Attorney

Each person whose signature appears below constitutes and appoints Robert Smith, true and lawful attorney-in-fact, with the power of substitution, for him/her in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Robert Smith	Director and Chief Executive Officer	March 23, 2017
Robert Smith

Principal Financial Officer and Principal Accounting Officer

/s/ Brent Rystrom	Chief Financial Officer	March 23, 2017
Brent Rystrom

Additional Directors:

/s/ Beth Bronner	Director	March 23, 2017
Beth Bronner

/s/ Ari Gendason	Director	March 23, 2017
Ari Gendason

/s/ David Goldman	Director	March 23, 2017
David Goldman

/s/ Baruch Halpern	Director	March 23, 2017
Baruch Halpern

/s/ Henk W. Hoogenkamp	Director	March 23, 2017
Henk W. Hoogenkamp

/s/ Brent Rosenthal	Director and Chairman	March 23, 2017
Brent Rosenthal