Form 10-K/A
period 2016-12-31
RiceBran Technologies
filed 2017-04-28
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                to

Commission File Number 0-32565

RiceBran Technologies
(Exact name of registrant as specified in its Charter)

California	87-0673375
(State of Incorporation)	(I.R.S. Employer Identification No.)
2928 Ramco Street, Suite 120 West Sacramento, CA 95691	85253
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (602) 522-3000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value
Class A Warrants, consisting of the right to purchase one share of common stock	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).  YES ☐ NO ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes   ☒    No   ☐

As of June 30, 2016, the aggregate market value of our common stock held by non-affiliates was $14,618,753.

As of March 31, 2017, there were 10,927,204 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 23, 2017 (Original Filing), to include the information required by Part III of Form 10-K.  The Part III information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.  The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2017 Annual Meeting of Shareholders.  The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.  This Amendment No. 1 is not intended to update any other information presented in the Original Filing.

FORM 10-K/A
 Amendment No. 1

Index
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current board of directors, our executive officers and the principal offices and positions held by each person.

Name	Age	Position
Robert D. Smith, Ph.D.	56	Chief Executive Officer, President and Director
Brent R. Rystrom	53	Chief Financial Officer and Executive Vice President
Jerry Dale Belt	59	Executive Vice President of Special Projects and Secretary
Michael Goose	36	President of USA Ingredients

Brent Rosenthal (2)(3)	45	Chairman of the Board of Directors
Beth Bronner (1)(2)	65	Director
Ari Gendason (1)(3))	42	Director
David Goldman (1)(3)	73	Director
Baruch Halpern	66	Director
Henk W. Hoogenkamp (2)(3)	68	Director

(1)	Current member of the Audit Committee.
(2)	Current member of the Compensation Committee.
(3)	Current member of the Nominating and Governance Committee.

Robert D. Smith, Ph.D., has served as a director and as our chief executive officer and president since December 2016, interim chief executive officer from August 2016 to December 2016, our chief operating officer from July 2016 to August 2016, our senior vice president of operations and R&D from November 2014 to June 2016, our senior vice president of sales and business development November 2013 to November 2014, and senior vice president of business development from March 2012 to November 2013.  Dr. Smith brings over 20 years of experience managing research and development and business development in the Ag-biotech industry.  He served as director of business development at HerbalScience Group from 2007 to 2010 and worked at Affynis LLC from 2010 to 2012 as a consultant.  Dr. Smith has also served as director of research and developments at Global Protein Products Inc. and PhycoGen Inc., and was project leader at Dekalb Genetics, a Monsanto Company.  Dr. Smith was a research assistant professor at the Ag-Biotech Center at Rutgers University and did his post-doctoral work in plant molecular biology at the University of Missouri-Columbia.  He holds a Doctor of Philosophy degree in molecular genetics and cell biology from the University of Chicago and a bachelor of arts degree in biology from the University of Chicago.

Brent Rosenthal has served as director and chairman of the board since July 2016.  Mr. Rosenthal is the founder of Mountain Hawk Capital Partners, LLC, an investment fund focused on small and micro-cap equities in the food and technology media telecom (TMT) industries.  Mr. Rosenthal also serves on the boards of directors of comScore (NASDAQ: SCOR), Sito Mobile (NASDAQ: SITO) and is an adviser to the board of directors of Park City Group (NASDAQ: PCYG), a food safety and supply chain software company.  Previously, Mr. Rosenthal was a partner in affiliates of W.R. Huff Asset Management where he worked from 2002 to 2016.  Mr. Rosenthal served on the board of directors of Rentrak (NASDAQ: RENT) from 2008 to 2016 and as non-executive chairman of the board from 2011 to 2016.  He also served on the boards of directors of two privately-held Hispanic food companies, Wisconsin Cheese Group and Reynaldo's Mexican Food Company from 2007 to 2016.  Earlier in his career, Mr. Rosenthal was director of mergers and acquisitions for RSL Communications Ltd. and served emerging media companies for Deloitte & Touche LLP.  Mr. Rosenthal is an inactive certified public accountant.  Mr. Rosenthal earned his Bachelor of Science degree from Lehigh University and Master of Business Administration degree from the S.C. Johnson Graduate School of Management at Cornell University.  The Board believes that Mr. Rosenthal’s experience investing in the food industry, independent board experience and business acumen are the attributes, skills, experiences and qualifications that allow Mr. Rosenthal to make a valuable contribution as one of our directors.  Mr. Rosenthal was appointed as chairman of the board and director under the terms of a July 2016 settlement agreement with LF-RB Management, LLC and certain other parties, referenced in Item 13.

Beth Bronner has served as a director since July 2016.  Ms. Bronner has been a managing director at Mistral Equity Partners, a private equity firm that specializes in the consumer and food sector, since 2006.  Ms. Bronner also has served as president of Revlon Professional, North America, president of the health division at Sunbeam, vice-president, consumer market/business markets at AT&T, and senior vice president and chief marketing officer of the consumer/retail business at Citibank.  Ms. Bronner also served as global chief marketing officer of Beam Spirits and Wine. Ms. Bronner is a former member of the board of directors of Jamba, Inc. (2009 to 2012) (NASDAQ: JMBA), Assurant, Inc. (1994 to 2011) (AIZ/NYSE) and Hain Celestial Group, Inc. (1993 to 2010) (NASDAQ: HAIN). She is a member of The Committee of 200 International Women’s Forum and The Chicago Network.  She currently serves on the boards of several not-for-profit organizations, including the President’s Advisory Council of Vassar College.  Ms. Bronner received a bachelor of arts degree from Vassar College and a Master of Business Administration degree from The University of Chicago.  The Board believes that Ms. Bronner’s experience (i) in change management, business turnaround, organization restructuring high-performance team building and brand building (ii) her experience as a senior executive and private equity investor and (iii) service on the boards of several multi-billion dollar companies are the attributes, skills, experiences and qualifications that allow Ms. Bronner to make a valuable contribution as one of our directors.  Ms. Bronner was appointed director under the terms of a July 2016 settlement agreement with LF-RB Management, LLC and certain other parties referenced in Item 13.

Index
Ari Gendason has served as a director since July 2016.  Mr. Gendason is senior vice president, head of corporate investments at Continental Grain Company, a privately held global food and agriculture company.  He has been with Continental Grain Company since 2004.  At Continental Grain, Mr. Gendason has focused on investing in multiple sectors in the food and agriculture supply chain including protein production, agricultural processing, food manufacturing, restaurants and agricultural commodities.  He is a member of the board of directors of Wayne Farms LLC.  Mr. Gendason was formerly an associate at VantagePoint Venture Partners, an associate at Greenbridge Capital, an associate at RSL Communications and an investment banking analyst at CIBC Oppenheimer.  Mr. Gendason received both his Bachelor of Science degree in finance and accounting and his Master of Business Administration degree in finance from The Wharton School of the University of Pennsylvania.  The Board believes that Mr. Gendason’s extensive experience, business knowledge and financial expertise are the attributes, skills, experiences and qualifications that allow Mr. Gendason to make a valuable contribution as one of our directors.  Mr. Gendason was appointed director under the terms of a July 2016 settlement agreement with LF-RB Management, LLC and certain other parties referenced in Item 13.

David Goldman has served as a director since October 2012.  Mr. Goldman, a certified public accountant, retired as a senior partner of Deloitte & Touche LLP (D&T) in 2001 and began a consulting practice focused on accounting, financial reporting and SEC matters, mainly involving public companies.  These activities included a wide range of investigations, testimony in bankruptcy and regulatory hearings and service on and as an advisor to public and private boards of directors.  He currently serves on the board of ML Liquidating Trust., successor to a billion-dollar real estate investment fund, and previously served as audit committee chair and member of the board of directors of Swift Transportation from 2003 to 2006.  During Mr. Goldman’s 35 years with D&T, he managed office operations, concurred on major technical matters, assisted in dispute resolutions and specialized in serving SEC registrants.  In addition to the D&T Arizona practice, he served in various roles in the executive office in New York, the Los Angeles practice office and other offices.  He is a past member of Council of the American Institute of Certified Public Accountants and a past president of the Arizona Society of Certified Public Accountants, among other executive board positions.  Mr. Goldman obtained a bachelor’s degree in business administration and a Master of Accounting degree from the University of Arizona.  The Board believes that Mr. Goldman’s extensive experience as a CPA, outside board experience and business knowledge and financial expertise are the attributes, skills, experiences and qualifications that allow Mr. Goldman to make a valuable contribution as one of our directors.

Baruch Halpern has served as a director since January 2012.  For more than 20 years, Mr. Halpern has been involved in equity research, advisory, capital raises, and has served as managing director of Halpern Capital, Inc., a boutique investment banking firm founded by Mr. Halpern in 2002.  He has also held senior finance positions at major corporations.  Since 2009, Mr. Halpern has been managing director of CrossCredit Capital, LLC, a firm focused on structured financial solutions, and since 2010 he has been managing director of Carbon Capital Advisors, LLC, a firm focused on green energy and carbon footprint amelioration.  Prior to founding Halpern Capital in 2002, Mr. Halpern held various sell-side analyst positions.  Additionally, he gained substantial buy-side experience as vice president and portfolio manager at Fred Alger & Co., an investment advisory firm.  At Fred Alger & Co., Mr. Halpern served as a research group leader, managing a $1 billion portfolio with more than 600 companies in a broad range of industries.  Mr. Halpern has an extensive corporate and industry background, having also held positions with Celanese Corporation and Beech-Nut, Inc.  Mr. Halpern received his Master of Business Administration in finance from Baruch College.  Mr. Halpern has been a CFA Charter holder since 1982 and holds numerous FINRA certifications.  The Board believes that Mr. Halpern’s financial advisor and investment advisor experience, accounting and finance knowledge, and his detailed knowledge of our business structure and our products, are the attributes, skills, experiences and qualifications that allow Mr. Halpern to make a valuable contribution as one of our directors.  Mr. Halpern initially was appointed as a director in connection with the financing under our January 2012 note and warrant purchase agreement.

Henk W. Hoogenkamp has served as a director since April 2012.  Since 2006, Mr. Hoogenkamp has been an author and an independent management consultant to multiple companies, including us from time to time.  From 1990 to 2006, Mr. Hoogenkamp served as a senior director of strategic technology with Solae, a wholly owned subsidiary of DuPont.  Mr. Hoogenkamp has authored fourteen books and chapters on the importance of dairy protein and plant protein in formulated foods and meat products.  He has published over 500 articles discussing protein technology and its socio-economic impact, as well as environmental sustainability for future generations..  Mr. Hoogenkamp is a member of several strategic and technology advisory boards to global food and ingredient companies.  He previously served as the President of DMV-Campina USA, now Royal FrieslandCampina, the world’s largest dairy protein operator.  In December 1996, Mr. Hoogenkamp received an honorary doctoral degree from the Institute of Sports Medicine, in Bucharest, Romania, for his pioneering work on the effects of protein supplementation for elite sport performance.  The Board believes that Mr. Hoogenkamp’s extensive knowledge of protein ingredient solutions, experience as a member of the strategic and technology advisory boards, network of contacts and relationships in this industry and his work experience, are the attributes, skills, experiences and qualifications that allow Mr. Hoogenkamp to make a valuable contribution as one of our directors.  The investors in our January 2012 note and warrant financing had the right to designate one individual for the Board to consider appointing as a director on our Board.  The investors designated Mr. Hoogenkamp, and after consideration and evaluation, the Board appointed Mr. Hoogenkamp as one of our directors.

Index
Brent R. Rystrom has served as chief financial officer since March 2017.  Mr. Rystrom brings over 25 years of business finance experience, including over 20 years of service as a director of research and senior financial analyst for several investment banking firms, including Piper Jaffray and Feltl & Company.  From 2009 until March 2017, Mr. Rystrom served as director of research for Feltl & Company, a regional investment banking firm headquartered in Minnesota. where he managed research, institutional sales, and trading departments while providing research coverage on consumer products, retail and agriculture companies ranging from micro to large capitalization.  Over his 11 years of service at Piper Jaffray he was named a Wall Street Journal “Best on the Street” analyst and a “Top 10” Retailing Industry Analyst from Reuter’s. Since 1997, Mr. Rystrom has also successfully acquired and managed a large portfolio of personal agricultural real estate assets, and from 2011 through 2015, he served on the customer advisory board of AgStar, a $10 billion agricultural bank based in Minnesota.  Mr. Rystrom holds a degree in business finance from St. Thomas University.

Jerry Dale Belt has served as executive vice president of special projects since March 2017 and as our chief financial officer, chief accounting officer and executive vice president from June 2010 until March 2017.  He has also served as our secretary since December 2011.  Mr. Belt is a certified public accountant, a certified turnaround professional, and a certified insolvency and restructuring advisor with over thirty-five years of experience in finance and accounting in both public and private industry.  He had been our financial advisor from November 2009 to June 2010.  From September 2008 through June 14, 2010, Mr. Belt served as managing director of restructuring for Sierra Consulting Group, a provider of turnaround, receivership, and consulting services.  From 2002 through 2008, Mr. Belt served as managing director for FTI Consulting, Inc., a global business advisory firm.  Mr. Belt began his restructuring career in 1999 with PricewaterhouseCoopers.  Mr. Belt has consulted with companies ranging from startups to large multi-national enterprises.  Prior to 1999, Mr. Belt served for 15 years in numerous senior management positions in privately held enterprises.  From 1978 to 1984, Mr. Belt spent 6 years in the audit group of Coopers & Lybrand, conducting attestation services for large corporations.

Michael Goose has served as president of USA ingredients since July 2016.  Mr. Goose was elected as a director at our 2016 Annual Shareholder Meeting and resigned from the Board effective immediately following his election to the Board. From December 2015 until July 2016, he was a managing member of LF-RB Management, LLC, a firm engaged in consulting, activism and asset management.  From January 2015 to November 2015, Mr. Goose was managing director of H2O Venture Capital, a firm engaged in consulting and private equity investments.  From 2002 through 2014, Mr. Goose held numerous positions at Hain Celestial Group, Inc., where he was involved in a wide variety of industry leading categories including snacks, meat alternatives, packaged produce, crackers, kosher and poultry.  Prior to his departure from Hain Celestial Group, Inc. he was a director of marketing for Strategic Brands, where he was responsible for annual sales and marketing strategies of 12 brands.  Mr. Goose also served as general manager and director of marketing and sales of the Kosher Valley poultry company, a joint venture between Hain Celestial Group, Inc. and Pegasus Capital.  Mr. Goose holds a bachelor of arts degree from Dalhousie University with a focus in economics.  Mr. Goose’s was appointed as president of USA ingredients pursuant under the terms of a July 2016 settlement agreement with LF-RB Management, LLC and certain other parties, referenced in Item 13.

Role of the Board; Corporate Governance Matters

Board Leadership Structure

The Board does not have a policy, one way or the other, with respect to whether the same person should serve as both the chief executive officer and chairman of the board or, if the roles are separate, whether the chairman should be selected from the non-employee directors or should be an employee.  The Board believes that it should have the flexibility to make these determinations at any given point in time in the way that it believes best to provide appropriate leadership for the Company at that time.  Currently, Mr. Rosenthal, an independent director, serves as chairman of the Board.

Risk Oversight

Our Board of Directors is currently comprised of seven directors, five of whom are independent.  The Board has three standing committees with separate chairs - the Audit, Compensation, Nominating and Governance.  A majority of the members of each standing committee are independent directors.  Our Audit Committee is responsible for overseeing risk management and on at least an annual basis reviews and discusses with management policies and systems pursuant to which management addresses risk, including risks associated with our audit, financial reporting, internal control, disclosure control, legal and regulatory compliance, and investment policies.  Our Audit Committee also serves as the contact point for employees to report corporate compliance issues.  Our Audit Committee regularly reviews with our Board any issues that arise in connection with such topics.  Our full Board regularly engages in discussions of risk management to assess major risks facing the Company and review options for their mitigation.  Each of our Board committees also considers the risk within its area of responsibilities.  For example, our Compensation Committee periodically reviews enterprise risks to ensure that our compensation programs do not encourage excessive risk-taking and our Nominating and Governance Committee oversees risks related to governance issues.

Index
Board Independence

Our Board annually determines the independence of each director, based on the independence criteria set forth in the listing standards of the Marketplace Rules of NASDAQ.  In making its determinations, the Board considers all relevant facts and circumstances brought to its attention as well as information provided by the directors and a review of any relevant transactions or relationships between each director or any member of his or her family, and the Company, its senior management or our independent registered public accounting firm.  Based on its review, the Board determined that Beth Bronner, Ari Gendason, David Goldman, Henk W. Hoogenkamp and Brent Rosenthal are each independent under the NASDAQ criteria for independent board members.

Board Committees

Audit Committee

The Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, assists the Board in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm.  The members of the Audit Committee are Beth Bronner, Ari Gendason and David Goldman.  Each member of the Audit Committee is independent under Nasdaq’s independence standards for audit committee members.  The Board has determined that each member of the Audit committee is an “audit committee financial expert”, as defined by the rules of the SEC.  The charter of the Audit Committee is available on our website at www.ricebrantech.com on the Investor Relations page.

Compensation Committee

The Compensation Committee establishes our executive compensation policy, determines the salary and bonuses of our executive officers and recommends to the Board stock option grants for our executive officers.  The members of the Compensation Committee are Beth Bronner, Henk W. Hoogenkamp and Brent Rosenthal and each member is independent under Nasdaq’s independence standards. for compensation committee members.  Our chief executive officer often makes recommendations to the Compensation Committee and the Board concerning compensation of other executive officers.  The Compensation Committee seeks input on certain compensation policies from the chief executive officer.  The charter of the Compensation Committee is available on our website at www.ricebrantech.com on the Investor Relations page.

In fulfilling its duties and responsibilities, the Compensation Committee seeks periodic input, advice and recommendations from various sources, including our Board of Directors, our executive officers and the Compensation Committee's independent executive compensation consultant.  The Committee at all times exercises independent discretion in its executive compensation decisions.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for matters relating to the corporate governance of our Company and the nomination of members of the Board and committees thereof.  The members of the Nominating and Governance Committee are Ari Gendason, David Goldman, Henk W. Hoogenkamp and Brent Rosenthal, and each member is independent under Nasdaq’s independence standards.  The charter of the Nominating and Governance Committee is available on our website at www.ricebrantech.com on the Investor Relations page.

The Nominating and Governance Committee will consider nominees recommended by shareholders.  Any shareholder may make recommendations to the Nominating and Governance Committee for membership on the Board by sending a written statement of the qualifications of the recommended individual to: Secretary, RiceBran Technologies, 2928 Ramco Street, Suite 120, West Sacramento, CA 95691.  Such recommendations should be received no later than sixty (60) days prior to the annual meeting for which the shareholder wishes his or her recommendation to be considered.  The Board will evaluate candidates recommended by shareholders on the same basis as it evaluates other candidates, including the following criteria:

•	Directors should be of the highest ethical character and share values that reflect positively on themselves and us.
•	Directors should have reputations, both personal and professional, consistent with our image and reputation.
•	Directors should be highly accomplished in their respective fields, with superior credentials and recognition.

Index
The fact that a proposed director nominee meets some or all of the above criteria will not obligate the Nominating and Governance Committee to nominate or recommend the candidate for election to the Board in the proxy materials.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. Any waivers of any provision of this code for our directors or officers may be granted only by the Board or a committee appointed by the Board. Any waivers of any provisions of this code for an employee or a representative may be granted only by our chief executive officer or principal accounting officer. We will provide any person, without charge, a copy of this Code. Requests for a copy of the code may be made by writing to RiceBran Technologies at 2928 Ramco Street, Suite 120, West Sacramento, CA 95691, Attention: Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors, executive officers and beneficial owners of more than 10% of a registered class of our equity securities to file with the SEC, initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Directors, executive officers and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.  Based solely on the review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 2016, were met in a timely manner by the directors, executive officers and greater than 10% beneficial owners, except the following forms were filed late: a Form 4, reporting one transaction, for W. John Short; a Form 3, reporting initial holdings, for Brent Rosenthal; a Form 3, reporting no holdings, for each of directors Ari Gendason, Beth Bronner and Michael Goose ; a Form 4, reporting one grant transaction, for each of directors Beth Bronner, Ari Gendason, David Goldman, Baruch Halpern, Henk W. Hoogenkamp and Brent Rosenthal; and a Form 4, reporting one transaction, for Baruch Halpern.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Compensation Philosophy

Our Compensation Committee is charged with the evaluation of the compensation of our executive officers and to assure that they are compensated effectively in a manner consistent with our compensation strategy and resources, competitive practice, and the requirements of the appropriate regulatory bodies.

Our compensation philosophy has the following basic components: (i) establish competitive base salaries to attract qualified talent, and (ii) evaluate performance and grant performance-based bonuses that may include equity and cash components.  We try to establish executive compensation base salaries to allow us to remain competitive in our industry and to attract and retain executives of a high caliber.  Similarly, we try to align a component of annual compensation to performance and achievement of our objectives in an effort to retain highly motivated executives who are focused on performance.  We review other public reports and consider the compensation paid to executives at similarly situated companies, both within and outside of our industry, when determining and evaluating our compensation philosophy and compensation levels.  Our performance, including, but not limited to, earnings, revenue growth, cash flow, and continuous improvement initiatives, is a significant part of our evaluation and compensation levels.

In 2014, Mercer was engaged (through outside legal counsel) to benchmark the compensation of executive officers and gather market information regarding short and long-term incentive practices.  Comparable market data was gathered from published surveys and a peer group of publicly-traded companies similar in size and industry to the Company.  After review and consideration of the Mercer report, the Board’s Compensation Committee approved the recommendations made regarding both the cash and equity compensation.  The information provided to the Compensation Committee was utilized and continues to be utilized to set appropriate pay levels and long term incentive awards for executive officers.  The Compensation Committee consults with Mercer when considering changes to executive compensation.

Summary Compensation Table

The following table sets forth all compensation awarded, earned or paid for services rendered to us in all capacities during fiscal year 2016 and 2015 to (i) each person who served as our chief executive officer during fiscal 2016; (ii) the two most highly compensated officers other than the chief executive officer who were serving as executive officers at the end of fiscal 2016 and whose total compensation for such year exceeded $100,000; and (iii) up to two additional individuals for whom disclosures would have been provided in this table, but for the fact that such persons were not serving as executive officers as of the end of fiscal 2016 (sometimes referred to collectively as the “named executive officers”).

Index
Name and Principal Position (1)	Year	Salary ($) (1)	Option Awards ($) (2)	Stock Awards ($) (2)	Nonequity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Robert D. Smith, Chief Exective Officer	2016	216,346	-	-	-	6,120	222,466
	2015	175,000	40,353	42,615	-	5,210	263,178

Jerry Dale Belt, Executive Vice President of Special Projects	2016	255,000	-	-	-	7,362	262,362
	2015	255,000	58,798	62,097	-	7,577	383,472

Mark McKnight, former Senior Vice President of Sales and Marketing	2016	200,000	-	-	440,000	7,950	647,950
	2015	200,000	-	-	170,000	7,950	377,950

W. John Short, former President and Chief Executive Officer	2016	269,232	-	-	-	895,675	1,164,907
	2015	400,000	115,291	121,758	-	57,245	694,294

(1)
Dr. Smith was appointed chief executive officer in December 2016 and had served as interim chief executive officer from August 2016 to December 2016, chief executive officer from June 2016 to August 2016 and as senior vice president of operations and R&D during all of 2015 and until June 2016.  In August 2016, Dr. Smith’s base annual salary increased from $200,000 to $250,000 and, in January 2016, his base pay increased from $175,000 to $200,000.  Mr. Belt served as chief financial officer during all of 2015 and 2016 and was appointed executive vice president of special projects in March 2017; Mr. McKnight’s employment terminated in December 2016; Mr. Short’s employment terminated in August 2016.

(2)
Option and stock awards are reported at grant date fair value, if awarded in the period, and at incremental fair value, if modified in the period. The assumptions used to calculate the fair value of option awards are set forth in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for 2016.

(3)	This column includes bonuses as further described in the Narrative Disclosure to the Summary Compensation Table below.
(4)	All other compensation consists of the amounts for the years indicated:

	2016
	Dr. Smith ($)	Mr. Belt ($)	Mr. McKnight ($)	Mr. Short ($)
Life insurance premiums	-	-	-	12,630
Commuting expense reimbursements	-	-	-	19,601
401(k) safe harbor contribution	6,120	7,362	7,950	7,950
Severance	-	-	-	819,000
Unused vacation paid upon termination	-	-	-	36,494
Total	6,120	7,362	7,950	895,675

	2015
	Dr. Smith ($)	Mr. Belt ($)	Mr. McKnight ($)	Mr. Short ($)
Life insurance premiums	-	-	-	19,316
Commuting expense reimbursements	-	-	-	29,979
401(k) safe harbor contribution	5,210	7,577	7,950	7,950
Total	5,210	7,577	7,950	57,245

Narrative Disclosure to the Summary Compensation Table

The following is a brief description of the employment agreements we entered into with each of the named executive officers and current executive officers.

Robert D. Smith, Chief Executive Officer and President

Index
Dr. Smith’s annual salary was $175,000 in 2015 and increased to $200,000 in January 2016.

In July 2016, we entered into an employment agreement with Dr. Smith.  As amended, the agreement’s term extends through December 31, 2017.  In January 2016.  Dr. Smith’s base annual salary increased from $175,000 to $200,000, and in August 2016, Dr. Smith was appointed interim chief executive officer and his base annual salary was increased from $200,000 to $250,000. Dr. Smith was later appointed chief executive officer in December 2016.  Dr. Smith’s current annual salary under the employment agreement is $250,000.

In June 2015, the Board granted Dr. Smith 12,608 shares of common stock which vests in three equal annual installments ending June 23, 2018.  In June 2015, the Board also granted Dr. Smith a stock option to purchase up to 14,159 shares of common stock at an exercise price equal to $3.47 per share, which vests and becomes exercisable in in 36 equal monthly installments ending June 23, 2018.

In March of 2017, Dr. Smith’s employment agreement was amended to extend the term of employment from June 2017 to December 2017, to reflect his current title and base annual salary of $250,000 and to provide for the March 2017 grant to Dr. Smith of an option to purchase up to 100,000 shares of common stock at an exercise price equal to $0.76 per share.  The stock option vests as to 25,000 shares on August 17, 2017, and the remainder shares vest and become exercisable in 36 equal monthly installments beginning in September 17, 2017 and ending August 17, 2020.  Dr. Smith is eligible to participate in any bonus program that we adopt that is applicable to our senior officers.  For 2017, Dr. Smith is eligible to earn an annual bonus of up to 75% of his annual salary based upon satisfaction of corporate and individual goals as determined by our Compensation Committee.

Jerry Dale Belt, Executive Vice President of Special Projects and Secretary, former Chief Financial Officer

On June 8, 2010, we entered into an employment agreement with Mr. Belt.  As amended, the agreement’s term extends through December 31, 2017.  Mr. Belt’s current salary under the employment agreement is $255,000.  Mr. Belt is eligible to participate in any annual bonus program that we adopt that is applicable to our senior officers and is eligible to earn a discretionary bonus as determined by our Board or Compensation Committee.  For 2017, Mr. Belt is eligible to earn an annual bonus of up to 50% of his annual salary based upon satisfaction of individual goals as determined by our Compensation Committee.

Effective March 8, 2017, Mr.  Belt’s position as chief financial officer terminated and Mr. Belt was appointed executive vice president of special projects.  Mr. Belt also entered into an amendment to his employment agreement that extended his term of employment through December 31, 2017.

Mark McKnight, Senior Vice President of Sales & Marketing

On September 20, 2013, we entered into an employment agreement with Mr. McKnight which became effective on January 2, 2014 upon the closing of our acquisition of H&N Distribution Inc., now operating as Healthy Natural, Inc.  Pursuant to the employment agreement, we agreed to pay Mr. McKnight an annual salary of $200,000.  Mr. McKnight was eligible to earn a quarterly bonus each quarter in an amount up to $85,000 and an annual bonus up to $200,000 per year if HN meets certain financial targets as defined in his employment agreement.  In 2016 and 2015, Mr. McKnight earned $440,000 and $170,000 and in quarterly and annual bonuses under the employment agreement.  In February 2017, we issued Mr. McKnight 108,696 shares of our common stock, with a fair value of $100,000, in lieu of paying cash for the 2016 annual bonus due under the terms of his employment agreement.

On December 22, 2016, Mr. McKnight (i) terminated his employment with the Company, effective as of December 31, 2016, and (ii) entered into an independent contractor agreement with us, effective as of January 1, 2017.  The term of the agreement commenced on January 1, 2017 and ends on December 31, 2019, but if we terminate Mr. McKnight without cause before the end of the term, he will be entitled to a buyout fee of $450,000, subject to a reduction by $12,500 per month during the term of the independent contractor agreement.

Pursuant to the independent contractor agreement, Mr. McKnight agreed to provide consulting, product development, and sales and marketing services to the Company and HN in exchange for (i) a consulting fee of $10,000 per month, (ii) commission on net revenue received from certain existing customers as specified therein, and (iii) 3.0% of net revenue received from new customers procured by Mr. McKnight’s activities as described therein. In addition, Mr. McKnight entered into a voting agreement under which Mr. McKnight and his wife Nicole McKnight agreed to vote all of our common stock owned by them at the direction of the board of directors. The voting agreement terminates on December 31, 2017.

W. John Short, former President and Chief Executive Officer

On July 6, 2009, we entered into an initial employment agreement with W. John Short.  Mr. Short’s employment terminated in August 2016.  Consistent with the Mercer report recommendations, Mr. Short’s annual salary of $375,000 was increased to $400,000 on August 23, 2014.  We maintained a $5,000,000 life insurance policy on Mr. Short’s life during the term of his employment for the sole benefit of Mr. Short and his wife.  Mr. Short was eligible to earn an annual bonus each year up to 75% of his annual salary and a discretionary bonus each year up to 100% of his annual salary, with the actual amount and requirements of these bonuses to be determined by our Board or Compensation Committee.

Index
In June 2015, the Board granted Mr. Short 36,023 shares of common stock which were vesting in three equal annual installments ending June 23, 2018.  In June 2015, the Board also granted Mr. Short a stock option to purchase up to 40,453 shares of common stock at an exercise price equal to $3.47 per share, which was vesting and becoming exercisable in 36 equal monthly installments ending June 23, 2018, until his employment terminated in August 2016

Mr. Short’s employment was terminated in August 2016.  Under a November 2016 mutual release agreement, Mr. Short’s severance related payments will total $819,000 and consist of the following included as “All Other Compensation” in the table above: (i) $300,000 paid in November 2016; (ii) $225,000 paid in February 2017; and (iii) $255,000 payable in fifteen equal monthly installments beginning in February 2017; and (iv) $39,000 payable to Mr. Short’s attorneys for legal fees incurred.  In addition, all unvested restricted stock held by Mr. Short vested in full.

Equity Compensation Arrangements

2010 Equity Incentive Plan

The Board adopted our 2010 Equity Incentive Plan (2010 Plan) in February 2010. A total of 125,000 shares of common stock were initially reserved for issuance under the 2010 Plan.  The amount reserved increases annually each January 1st by 5% of the outstanding shares as of the prior December 31st.  Additionally, in 2011 the Board approved a 40,000 share increase in the number of shares of common stock reserved under the 2010 Plan.  Under the terms of the 2010 Plan, we could grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services on such terms as are determined by the Compensation Committee.  As of December 31, 2016, options to purchase a total of 52,381 shares were outstanding.  On December 4, 2013, the Board determined that no additional grants will be made under the 2010 Plan.  The Compensation Committee administered the 2010 Plan, determined vesting schedules on plan awards and could accelerate the vesting schedules for award recipients.  The options granted under the 2010 Plan have terms of up to 10 years.

2014 Equity Incentive Plan

The Board adopted our 2014 Equity Incentive Plan (2014 Plan) in August 2014, after the plan was approved by shareholders.  A total of 1,600,000 shares of common stock were initially reserved for issuance under the plan.  Under the terms of the plan, we may grant options to purchase common stock and shares of common stock to officers, directors, employees or consultants providing services on such terms as are determined by the Board.  Our Board administers the plan, determines vesting schedules on plan awards and may accelerate the vesting schedules for award recipients.  The options granted under the plan have terms of up to 10 years.  As of December 31, 2016, stock options to purchase 118,424 shares have been granted and remain outstanding, 604,043 shares of stock have been issued and 877,533 shares are reserved for future grants under the 2014 Plan.

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

Outstanding Equity Awards

The following table provides information as of December 31, 2016, regarding equity awards held by each of our named executive officers.

Index
		Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Robert D. Smith		3,750	-	-	16.00	3/27/2022	-	-
	(1)	5,551	1,588	-	4.77	8/19/2024	-	-
	(2)	7,076	7,083	-	3.47	6/23/2025	-	-
	(3)	-	-	-	-	-	19,262	19,840
	(4)						8,408	8,660

Jerry Dale Belt		12,500	-	-	16.00	6/15/2020	-	-
	(5)	1,169	-	-	16.00	4/25/2022	-	-
	(1)	12,135	3,468	-	4.77	8/19/2024	-	-
	(2)	10,314	10,317	-	3.47	6/23/2025	-	-
	(3)	-	-	-	-	-	42,099	43,362
	(4)						12,248	12,615

(1)	Shares underlying the option vest and become exercisable in 36 equal monthly installments ending August 19, 2017.
(2)	Shares underlying the option vest and become exercisable in 36 equal monthly installments ending June 23, 2018.
(3)	Shares vest on August 19, 2017.
(4)	Shares vest in two equal annual installments on June 23, 2017 and June 23, 2018.
(5)	Awards granted in lieu of salary for 2012.

Termination and Change in Control Arrangements

We have entered into employment agreements with Dr. Smith and Mr. Belt that require us to provide compensation to them upon termination of their employment with us or a change in control of the Company.  Regardless of the manner in which their employment terminates, they will be entitled to receive amounts earned during the term of their employment. Such amounts include: the portion of their current annual base salary and bonuses which have accrued through the date of termination; vested stock options; and payment for accrued but unused vacation.

In addition, immediately before a Change of Control Transaction as defined in the 2010 Plan, all stock options granted pursuant to the 2010 Plan will vest and become fully exercisable.  Under the 2010 Plan, a “Change of Control Transaction” means the occurrence of any of the following events: (i) any person becomes the beneficial owner, directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the total voting power represented by our then-outstanding voting securities; (ii) the consummation of the sale or disposition by the Company of all or substantially all of its assets; or (iii) the consummation of a merger or consolidation of the Company or a subsidiary with another corporation or any other entity, other than a merger or consolidation which results in our voting securities of the Company outstanding immediately prior thereto continuing to represent at least fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity or its parent outstanding immediately after such merger or consolidation.

In addition, under the 2014 Plan, in the event of a Change of Control Transaction as defined in the 2014 Plan, except as otherwise provided by the Compensation Committee (Committee) in an award agreement or otherwise in writing, unvested awards will not vest and will be treated in accordance with one of the following methods as determined by the Committee:

Index
(a)
Awards, whether or not then vested, may be continued, assumed, have new rights substituted therefor or, the Committee may terminate all outstanding and unexercised stock options or any other stock-based award that provides for a participant-elected exercise, effective as of the date of the Change in Control Transaction, by delivering notice of termination to each participant at least 20 days prior to the date of consummation of the Change in Control Transaction, in which case during the period from the date on which such notice of termination is delivered to the consummation of the Change in Control Transaction, each such participant shall have the right to exercise in full all of such exercisable awards that are then outstanding to the extent vested on the date such notice of termination is given (or, at the discretion of the Committee, without regard to any limitations on exercisability otherwise contained in the award agreements), but any such exercise shall be contingent on the occurrence of the acquisition event, and, provided that, if the acquisition event does not take place within a specified period after giving such notice for any reason whatsoever, the notice and exercise pursuant thereto shall be null and void.  In the event of an Change in Control Transaction, the Committee may terminate any exercisable award for which the exercise price is equal to or exceeds the fair market value on the date of the Change in Control Transaction without payment of consideration therefor; and restricted stock or other awards may, where appropriate in the discretion of the Committee, receive the same distribution as other common stock on such terms as determined by the Committee; provided that, the Committee may decide to award additional restricted stock or any other award in lieu of any cash distribution.

(b)
Awards may be cancelled in exchange for an amount of cash equal to the change in control price (price per share of common stock paid in the Change in Control Transaction) per share of common stock covered by such awards, less, in the case of an appreciation award, the exercise price per share of common stock covered by such award.

(c)	Appreciation awards may be cancelled without payment, if the change in control price is less than the exercise price per share of such appreciation awards.

Under the 2014 Plan, a “Change of Control Transaction” means the occurrence of any of the following: (a) acquisition (including through purchase, reorganization, merger, consolidation or similar transaction), directly or indirectly, in one or more transactions by a person of beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of securities representing 45% or more of the combined voting power of the securities of the Company entitled to vote generally in the election of directors of the Board, calculated on a fully diluted basis after giving effect to such acquisition; (b) election of persons to the Board that causes two-thirds of the Board to consist of persons other than (i) members of the Board on the effective date and (ii) persons who were nominated for election as members of the Board at a time when two-thirds of the Board consisted of persons who were members of the Board on the effective date; provided that any person nominated for election by a Board at least two-thirds of which consisted of persons described in clauses (i) or (ii) or by persons who were themselves nominated by such Board shall be deemed to have been nominated by a Board consisting of persons described in clause (i); (c) sale or other disposition, directly or indirectly, of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to any person.

In addition to the consideration described above, the amount of compensation payable to each Dr. Smith and Mr. Belt for termination or a change of control under their respective employment agreements is discussed below.

•
Termination Without Cause, for Good Reason, or Death. In the event employment is terminated (i) by us other than for Cause, (ii) by the employee for Good Reason, or (iii) due to the employee’s death, Dr. Smith shall be entitled to a cash lump sum payment in an amount equal to one fourth of his then current base annual salary and Mr. Belt shall be entitled to a cash lump sum payment in an amount equal to one half of his then current base annual salary.

•
Termination in Connection with a Change of Control. In the event that the employee resigns or is terminated within 60 days before and 90 days after a Change of Control, then in addition to the amounts that the employee would otherwise would be eligible to receive, including amounts that would be payable as a result of a termination other than for Cause, a termination for Good Reason and a termination due to employee’s death, Dr. Smith shall be entitled to a cash lump sum payment equal to half of current base annual salary and Mr. Belt shall be entitled to a cash lump sum payment equal to half of current base annual salary.

 “Cause” is defined as (i) a material breach of the terms of his employment agreement, which breach remains uncured for 30 days following written notice of breach, (ii) the employee  has been grossly negligent or has engaged in material willful or gross misconduct in the performance of his duties, (iii) the employee has committed, as reasonably determined by our Board, or has been convicted by a court of law of fraud, moral turpitude, embezzlement, theft, or similar criminal conduct, or any felony, (iv) employee habitually misuses alcohol, drugs, or any controlled substance, (v) the employee breaches his proprietary information agreement, or (vi) the employee fails to meet reasonable written standards established by us for performance of his duties under his employment agreement.

“Good Reason”, is defined as (i) any material breach by us of any provision of the employee’s employment agreement; (ii) a material reduction of the employees duties or responsibilities, or the assignment of duties or responsibilities that are not consistent or commensurate with his position at the time the employee  entered into the agreement (iii) any reduction of the employee’s  base salary other than as part of a general reduction of the salaries of all or substantially all of our employees.

Index
Director Compensation

During 2014, the Compensation Committee engaged Mercer (through outside legal counsel) to review the current compensation of the executive management and directors.  After reviewing Mercer’s report with respect to Mercer’s compensation analysis methodology, compensation analysis results, peer company short and long-term incentive plan prevalence and equity plan design, the Compensation Committee approved the Mercer report in all material respects.  The Compensation Committee consults with Mercer when considering changes to director compensation. Non-employee directors receive the following cash consideration for serving as directors and as members of committees of our Board:

	General Board Service ($)	Audit Committee ($)	Nominating and Governance Committee ($)	Compen- sation Committee ($)
General board service - all directors	40,000	-	-	-
Service as Chairman of the Board	40,000	-	-	-
Committee Assignments:
Committee Chair	-	16,000	8,000	8,000
Members	-	6,000	3,000	3,000

In addition to the fees reflected in the table above, non-employee directors receive a fee for attendance of management committee meetings of our Nutra SA subsidiary.  The fee is $6,000 per meeting attended in Brazil and $2,000 per meeting attended in the United States.

The Compensation Committee also awarded transitional director compensation to Mr. Rosenthal in the amount of (i) $10,000 or 7,035 shares per month for July 2016 through December 2016 and (ii) $8,333 or 9,027 shares per month for January 2017 through June 2017.  The amount is to be paid in either cash or stock at Mr. Rosenthal’s election for services assisting executive officers transitioning to new roles in 2016 and 2017.  As of the date of this filing no election has been made.

We reimburse all directors for travel and other necessary business expenses incurred in the performance of director services and extend coverage to them under our directors’ and officers’ indemnity insurance policies.

In furtherance of implementing the Mercer report recommendations, the Compensation Committee determined that each non-employee director automatically receives an annual fixed grant of $40,000 (Chairman received $50,000) in the form of restricted shares under the 2014 Plan.  The number of shares of common stock were determined in accordance with the 2014 Plan using a 5-day volume weighted average price per share.  The annual grant is made commensurate with the annual shareholder meeting.  If a director becomes a member of the Board after the annual grant, the director will receive a pro rata portion of the fixed annual grant based upon the months remaining in the year after the director was elected.

Director Compensation Table

The following director compensation table sets forth summary information concerning the compensation paid to our non-employee directors in 2016 who served on the Board during the year:

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	Stocks Awards ($) (3)	All Other Compen- sation ($)(4)	Total ($)
Beth Bronner (6)	28,750	-	40,839	-	69,589
Marco V. Galante (5)	36,250	-	-	-	36,250
Ari Gendason (6)	26,250	-	40,839	-	67,089
David Goldman	72,500	-	40,839	-	113,339
Baruch Halpern	58,000	-	40,839	-	98,839
Henk W. Hoogenkamp	66,000	-	40,839	-	106,839
Brent Rosenthal (6)	45,250	-	51,049	60,000	156,299
Robert C. Schweitzer (5)	61,000	-	-	-	61,000
Peter A. Woog (5)	35,750	-	-	-	35,750

Index
(1)
Amounts shown in this column reflect the annual aggregate dollar amount of all fees earned or paid in cash for services as a director, including annual retainer fees, committee and/or chairmanship fees, and meeting fees.

(2)	As of December 31, 2016, the aggregate shares under options outstanding awarded to each director are as follows: 6,563 to David Goldman; 6,996 to Baruch Halpern; and 6,545 to Henk W. Hoogenkamp.
(3)
Stock awards are reported at grant date fair value, if awarded in the period, and at incremental fair value, if modified in the period.  The 2016 grants were made under our 2014 Equity Incentive Plan in September 2016 and vest on the earlier of (1) June 30, 2017, or (2) one day prior to the next annual shareholder meeting.  The number of shares of common stock were determined using a volume weighted average price of $1.43 per share at the grant date rather than grant date fair value.  The grants were 27,972 shares to each of directors Beth Bronner, Ari Gendason, David Goldman, Baruch Halpern and Henk W. Hoogenkamp and 34,965 shares to Brent Rosenthal.  As of December 31, 2016, the aggregate shares which have been awarded to each director for board service are as follows: 27, 972 to Beth Bronner; 11,527 to Marco V. Galante; 27, 972 to Ari Gendason, 56,271 to David Goldman; 56,271 to Baruch Halpern; 56,271 to Henk W. Hoogenkamp; 34,965 to Brent Rosenthal; 35,373 to Robert C. Schweitzer; and 24,106 to Peter A. Woog.

(4)
The Compensation Committee awarded transitional director compensation to Mr. Rosenthal in the amount of (i) $10,000 or 7,035 shares per month for July 2016 through December 2016 and (ii) $8,333 or 9,027 shares per month for January 2017 through June 2017.  The amount is to be paid in either cash or stock at Mr. Rosenthal’s election.  As of the date of this filing, no election has been made and therefore no cash has been paid and no stock has been issued as transitional compensation.

(5)	Marco V. Galante ceased being a director in June 2016. Robert C. Schweitzer and Peter A. Woog ceased being directors in July 2016.
(6)	Beth Bronner, Ari Gendason, and Brent Rosenthal became directors in July 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2017, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of that class or series of our stock, (ii) each of our directors and director nominees, (iii) each of the named executive officers, and (iv) all directors and current executive officers as a group. For purposes of this section, “named executive officers” shall mean: (i) each person who served as our chief executive officer during fiscal 2016; (ii) the two most highly compensated officers other than the chief executive officer who were serving as executive officers at the end of fiscal 2016; and (iii) up to two additional individuals for whom disclosure would have been provided in the table below, but for the fact that such persons were not serving as executive officers as of the end of fiscal 2016.

The table is based on information provided to us or filed with the SEC by our directors, executive officers and principal shareholders. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of common stock issuable upon exercise or conversion of options and warrants that are currently exercisable or are exercisable within 60 days after March 31, 2017, are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but are not deemed outstanding for computing the percentage of any other shareholder.  Unless otherwise indicated, the address for each shareholder listed in the following table is c/o RiceBran Technologies, 2928 Ramco Street, Suite 120, West Sacramento, CA 95691.

	Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage (1)
Sabby Management, LLC and Hal Mintz (2) 10 Mountainview Road, Suite 205 Upper Saddle River, New Jersey 07458	804,679	6.86%

Arvind Narula (3) 1000/30 P.B. Tower, 9th Floor Sukhumvit 71 Road, Klongton-Nua, Wattana, Bangkok Thailand	950,000	8.69%

Stephen Baksa, LF-RB Management, LLC and related individuals (4)(5)	1,193,962	9.85%

W. John Short (6)(7)	214,674	1.96%
David Goldman (8)	84,884	*
Baruch Halpern (9)	777,272	7.11%
Henk W. Hoogenkamp (10)	71,769	*
Brent Rosenthal (5)(11)	131,116	1.19%
Beth Bronner (5)	27,972	*
Ari Gendason (5)	27,972	*
Jerry Dale Belt (12)	110.317	1.01%
Mark A. McKnight (13)	560,546	5.13%
Robert D. Smith, PhD (14)	49,960	*

All directors and executive officers as a group (10 persons) (15)	1,281,262	11.56%

* less than 1%

Index
(1)
The applicable percentage of ownership is based on 10,927,204 shares of our common stock outstanding as of March 31, 2017, together with (i) shares issuable upon exercise of options and warrants exercisable within 60 days of March 31, 2017.

(2)
Based on information provided to us in March 2017 by Sabby Management, LLC (SM), a Delaware limited liability company. SM serves as the investment manager for both the Sabby Healthcare Master Fund, Ltd. (SHMF) and Sabby Volatility Master Fund, Ltd. (SVMF).  Both SHMF and SVMF are Cayman Islands companies.  Hal Mintz is the manager of SM.  SHMF and SVMF beneficially own 662,143 and 142,536 shares respectively (total of 804,679 shares).  SM and Hal Mintz do not directly own any shares, but each indirectly owns 804,679 shares of common stock by virtue of their control over SHMF and SVMF.  Excludes 2,948,992 shares of common stock that are issuable upon conversion of preferred stock and 9,549,577 shares of common stock issuable upon exercise of outstanding warrants.  The preferred stock and the warrants are not exercisable or convertible into shares of our common stock to the extent SM would beneficially own more than 4.99% of our outstanding common stock after the exercise of conversion, unless the holders provide us with sixty-one days’ prior written notice that the blockers should not apply.  No such notice has been provided.

(3)	The shares are being held in escrow until earned (as defined in our agreement) by a related supplier at a fixed price of $2.80 per share.
(4)
Based in part on information reported on a Schedule 13D/A filed with the SEC on July 8, 2016, each of LF-RB Management, LLC and the individuals named below entered into agreements with respect to voting of our common stock. LF-RB Management, LLC may be deemed to have voting control over, and beneficial ownership of, an aggregate of 1,193,962 shares of our common stock, which shares are held as follows (i) Gary L. Herman is the record owner of 3,480 shares, (ii) Stephen D. Baksa is the record owner of 357,863 shares, warrants to purchase an additional 191,690 shares and preferred stock that is convertible into 142,439 shares of common stock (119,472 of the shares issuable upon exercise of warrant or conversion of preferred stock are excluded from beneficial ownership as a result of a 4.99% beneficial ownership limitation),  (iii) Richard Jacinto is the record owner of 144,551 shares, (iv) Richard Bellofatto is the record owner of 150,000 shares, (v) Larry Hopfenspirger is the record owner of 115,148 shares, and (vi) Edward M. Giles is the record owner of 42,280 shares, warrants to purchase an additional 71,114 shares and preferred stock that is convertible into 94,899 shares of common stock.  The preferred stock and the warrants owned by Mr. Baksa are not exercisable or convertible into shares of our common stock to the extent Mr. Baksa would beneficially own more than 4.99% of our outstanding common stock after the exercise of conversion, unless the holders provide us with sixty-one days’ prior written notice that the blockers should not apply.  No such notice has been provided.  LF-RB Management, LLC is party to the voting agreements but own no shares of our common stock. Stephen D. Baksa and Edward M. Giles did not enter into the voting agreement with the above parties, but each of them agreed to informally consult with LF-RB Management, LLC with respect to actions taken by such shareholder.  The address of the principal office of LF-RB Management, LLC is 720 Fifth Avenue, 10th Floor, New York, NY 10019.  The address of the principal office of Stephen D. Baksa is 2 Woods Lane, Chatham, NJ 07928.

(5)
LF-RB Management, LLC, Stephen D. Baksa, Richard Bellofatto, Edward M. Giles, Michael Goose, Gary L. Herman, Larry Hopfenspirger and Richard Jacinto II (collectively the “LF-RB Group”) and Beth Bronner, Ari Gendason and Brent Rosenthal (collectively with the LF-RB Group, the “Shareholder Group”) are parties to a Settlement Agreement dated July 5, 2016, pursuant to which the Shareholder Group agreed, until December 31, 2018, to vote their respective shares of common stock in accordance with the recommendations of our board of directors.

(6)	Share ownership is as of November 29, 2016, and includes 1,250 shares held by the KAWJS Trust and 2,446 shares issuable upon exercise of warrants.
(7)	W. John Short ceased being an executive officer of the Company on August 27, 2016 and ceased being a director of the Company on November 29, 2016.
(8)
Includes 14,050 shares held by the David Goldman & Lois A Goldman TRS FBO GOLDMAN FAMILY TRUST UA 04/23/2004, 3,000 shares issuable upon exercise of warrants and 6,563 shares issuable upon exercise of options held by Mr. Goldman.

(9)
Includes 58,872 shares held by the Baruch Halpern Revocable Trust, 610,268 shares held by The Shoshana Shapiro Halpern Revocable Trust and 6,996 shares issuable upon exercise of options.  Excludes 1,689,935 shares issuable upon exercise of warrants.  The warrants (Halpern Blocked Warrants) are not exercisable into shares of our common stock to the extent Mr. Halpern would beneficially own more than 4.99% of our outstanding common stock after the exercise, unless the holders provide us with sixty-one days’ prior written notice that the blockers should not apply.  No such notice has been provided.

Index
(10)	Includes 6,545 shares issuable upon exercise of options.
(11)
Includes 69,291 shares of common stock (Transitional Shares) which may be issued to Mr. Rosenthal, at his election, for transitional director compensation in the amount of (i) $10,000 or 7,035 shares per month for July 2016 through December 2016 and (ii) $8,333 or 9,027 shares per month for January 2017 through March 2017.  The amount is to be paid in either cash or stock at Mr. Rosenthal’s election.  As of the date of this filing no election has been made

(12)	Includes 39,137 shares issuable upon exercise of options.
(13)
Mark McKnight ceased being a named executive officer of the Company on December 31, 2016. Mr. McKnight and his wife have entered into a voting agreement effective January 1, 2017, pursuant to which they agreed, until December 31, 2017, to vote their respective shares of common stock in accordance with the recommendations of the Company’s board of directors.

(14)	Includes 18,153 shares issuable upon exercise of options.
(15)
Includes 3,000 shares issuable upon exercise of warrants and 80,591 shares issuable upon exercise of options and 69,291 Transitional Shares.  Excludes W. John Short and Mark McKnight since each is no longer an executive officer or director.  Also excludes the Halpern Blocked Warrants.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2016, certain information with respect to our 2010 Equity Incentive Plan and 2014 Equity Incentive Plan, and with respect to certain other options as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by shareholders	118,424	$4.12	877,533	(1)
Equity compensation plans not approved by shareholders	52,387	19.48	-	(2)
Total	170,811	$8.83	877,533

(1)	Represents shares reserved for future issuance under our 2014 Equity Incentive Plan.
(2)	Represents shares reserved for future issuance under our 2010 Equity Incentive Plan. In 2013, the Board determined that no additional grants will be made under the 2010 Plan.

Descriptions of our 2010 Equity Incentive Plan and 2014 Equity Incentive Plan are set forth above under “Equity Compensation Arrangements”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Parties

As provided in our Audit Committee charter, our Audit Committee reviews and approves, unless otherwise approved by our Compensation Committee, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any director, director nominee, executive officer or holder of more than 5% of any class of our capital stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest (each such transaction, a Related Party Transaction).  Each Related Party Transaction that occurred since January 1, 2016, has been approved by our Board, Audit Committee or Compensation Committee.

Related Party Transactions

Other than compensation described above in “Executive Compensation”, we believe that there have been no Related Party Transactions since January 1, 2016, other than those described below.

Index
Transactions with Baruch Halpern

Entities beneficially owned by Baruch Halpern, our director, invested $2,600,000 in our subordinated notes and related warrants prior to 2016. In the third quarter of 2016, Mr. Halpern purchased an addition $137,500 of our subordinated notes from another holder.  In February 2017, the notes beneficially owned by Mr. Halpern, as previously modified, were amended to extend the maturity dates from May 2018 to May 2019 and to change the interest rate from a rate determined as a function of LIBOR (11`% immediately prior to the amendment) to 7.0%, consistent with other participating note holders. Concurrently, (i) entities beneficially owned by Mr. Halpern were issued warrants to acquire 1,545,579 shares of common stock in the aggregate (exercise price of $0.96, February 2022 expiration) (ii) existing warrants beneficially owned by Mr. Halpern for the purchase of up to 129,366 shares were amended to lower the exercise price from $5.25 per share to $0.96 per share and (iii) we paid $99,728 of principal on the notes beneficially owned by Mr. Halpern.  During 2016, and the period from January 1, 2017 to April 28, 2017, we paid $310,409 and $140,677 of interest on subordinated notes beneficially owned by Mr. Halpern.  During 2016, and the period from January 1, 2017 to April 28, 2017, $314,482 and $70,226 of interest accrued on subordinated notes beneficially owned by Mr. Halpern.

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

Transactions with LF-RB Management, LLC

In July 2015, we entered into a settlement agreement with (i) LF-RB Management, LLC, Stephen D. Baksa, Richard Bellofatto, Edward M. Giles, Michael Goose, Gary L. Herman, Larry Hopfenspirger and Richard Jacinto II (collectively, the “LF-RB Group”) and (ii) our directors Beth Bronner, Ari Gendason and Brent Rosenthal (together with the LF-RB Group, the “Shareholder Group”).  The LF-RB Group beneficially owns approximately 9.9% of our outstanding stock.  Among other things, under the settlement agreement we paid the LF-RB Group $50,000 in cash and issued 100,000 shares of our common stock to designees of the LF-RB Group to partially reimburse the LF-RB Group for out-of-pocket legal fees and other expenses incurred by the LF-RB Group in connection with its solicitation of proxies to elect its designees to the Board at the 2016 Annual Meeting of Shareholders.  In addition, the settlement agreement requires that until December 31, 2018, we nominate directors Beth Bronner, Ari Gendason and Brent Rosenthal for election to our board of directors and recommend that our shareholders vote to elect these individuals to our board of directors.

Director Independence

For information regarding director independence, please refer to the discussion set forth in Item 10 under the caption, "Role of the Board; Corporate Governance Matters."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

Marcum LLP (Marcum) has been appointed by the Audit Committee to continue as our registered public accountants for the fiscal year ending December 31, 2017.  Shareholder ratification of Marcum as our independent registered public accounting firm is not required by our Bylaws or otherwise.

Fees Billed by Independent Registered Public Accounting Firms

The following table presents fees for professional services rendered by our independent registered public accounting firm.

Marcum fees are summarized below:

	2016	2015
Audit fees	$340,126	$375,502
Audit related fees	-	-
Tax fees	-	-
All other fees	13,600	28,500
Total	$353,726	$404,002

Index
Audit fees

Audit fees relate to services related to the audit of our financial statements, review of financial statements included in our quarterly reports on Form 10-Q, and consents and assistance with other filings, including statutory audits.

Audit-related fees

There were no audit related fees in 2016 or 2015.

Tax fees

There were no tax fees in 2016 or 2015.

All other fees

Other fees in 2016 and 2015 were related to comfort/bring down letters in both years and response to a SEC comment letter in 2015.

Pre-Approval Policies

Our Audit Committee pre-approves all audit and non-audit services provided by our independent registered public accounting firm prior to the engagement of the independent registered public accounting firm for such services.  All fees reported under the headings Audit fees, Audit-related fees, Tax fees and All other fees above for 2016 and 2015 were approved by the Audit Committee before the respective services were rendered, which concluded that the provision of such services was compatible with the maintenance of the independence of the firm providing those services in the conduct of its auditing functions.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this report.

Index
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith
1.01	Underwriting Agreement dated December 12, 2013	8-K	000-32565	1.1	December 18, 2013
2.01	Schedules to Quotas Purchase and Sale Agreement, dated January 31, 2008, with Quota Holders of Irgovel	10-Q	000-32565	2.1	August 11, 2008
3.01.1	Restated and Amended Articles of Incorporation as filed with the Secretary of State of California on December 13, 2001	10-KSB	000-32565	3.3	April 16, 2002
3.01.2	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on August 4, 2003	SB-2	333-129839	3.01.1	November 18, 2005
3.01.3	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on October 31, 2003	10-QSB	000-32565	3.4	November 19, 2003
3.01.4	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on September 29, 2005	SB-2	333-129839	3.03	November 18, 2005
3.01.5	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on August 20, 2007	10-Q	000-32565	3.1	August 14, 2007
3.01.6	Certificate of Amendment of Articles of Incorporation as filed with the Secretary of State of California on June 30, 2011	8-K	000-32565	3.1	July 5, 2011
3.01.7	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on July 12, 2013	10-Q	000-32565	3.1	August 14, 2013
3.01.8	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on May 30, 2014	S-3	333-196541	3.01.08	June 5, 2014
3.02	Certificate of Designation of the Rights, Preferences, and Privileges of the Series A Preferred Stock as filed with the Secretary of State of California on December 13, 2001	SB-2	333-89790	4.1	June 4, 2002
3.03	Certificate of Determination, Preferences and Rights of Series B Convertible Preferred Stock as filed with the Secretary of State of California on October 4, 2005	8-K	000-32565	3.1	October 4, 2005
3.04	Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock as filed with the Secretary of State of California on May 10, 2006	8-K	000-32565	3.1	May 15, 2006
3.05	Certificate of Determination, Preferences and Rights of the Series D Convertible Preferred Stock, as filed with the Secretary of State of California on October 17, 2008	8-K	000-32565	3.1	October 20, 2008
3.06	Certificate of Determination, Preferences and Rights of the Series E Convertible Preferred Stock, as filed with the Secretary of State of California on May 7, 2009	8-K	000-32565	3.1	May 8, 2009
3.07	Certificate of Determination, Preferences and Rights of the Series F Convertible Preferred Stock, as filed with the Secretary of State of California on February 18, 2016	8-K	000-32565	3.1	February 23, 2016
3.08	Form of Certificate of Determination of Preferences and Rights of Series G Convertible Preferred Stock, as filed with the Secretary of State of California on February 9, 2017	8-K	000-32565	3.1	February 15, 2017

Index
EXHIBIT INDEX
(continued)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Hrerwith
3.09.1	Bylaws	SB-2	333-134957	3.05	June 12, 2006
3.09.2	Amendment of Bylaws effective June 19, 2007	8-K	000-32565	3.1	June 25, 2007
3.09.3	Amendment of Bylaws effective December 4, 2009	8-K	000-32565	3.1	December 10, 2009
3.10	Certificate of Ownership dated October 3, 2012	8-K	000-32565	3.01	October 10, 2012
4.01	Common Stock Warrant issued to Hillair Capital Investments L.P.	8-K	000-32565	10.5	January 23, 2012
4.02	Form of warrant to purchase shares issued to holders of secured convertible promissory notes	8-K	000-32565	10.8	January 23, 2012
4.03	Common Stock Warrant issued to Hillair Capital Investments L.P.	8-K	000-32565	10.6	August 6, 2012
4.04	Warrant Agreement dated December 18, 2013	8-K	001-36245	1.2	December 18, 2013
4.05	Form of Convertible Promissory Note dated March 20, 2014	8-K	001-36245	4.1	March 21, 2014
4.06	Form of Warrant	8-K	001-36245	4.2	March 21, 2014
4.07	Form of Warrant	8-K	001-36245	4.1	June 20, 2014
4.08	Form of Warrant	8-K	001-36245	4.1	October 1, 2014
4.09	Form of Warrant	8-K	001-36245	4.1	February 17, 2016
4.10	Form of Warrant (Preferred Private Placement)	8-K	001-36245	4.1	February 15, 2017
4.11	Form of Debenture	8-K	001-36245	4.2	February 15, 2017
4.12	Form of Warrant (Debt Private Placement)	8-K	001-36245	4.3	February 15, 2017
4.13	Form of Warrant (Amendment to Sub-Debt)	8-K	001-36245	4.4	February 15, 2017
10.01*	Employment Agreement with Jerry Dale Belt dated June 8, 2010	8-K	000-32565	10.1	June 8, 2010
10.02*	First Amendment to Employment Agreement with Jerry Dale Belt dated July 15, 2011	8-K	000-32565	10.3	July 20, 2011
10.03*	Second Amendment to Employment Agreement with Jerry Dale Belt dated February 14, 2012	10-K	000-32565	10.18	March 30, 2012
10.04*	Third Amendment to Employment Agreement with Jerry Dale Belt dated May 30, 2014	8-K	001-36245	10.1	June 3, 2014
10.05*	Fourth Amendment to Employment Agreement with Jerry Dale Belt dated as of May 30, 2015	8-K	001-36245	10.1	June 5, 2015
10.06*	Amended and Restated Employment Agreement with Jerry Dale Belt dated as of July 1, 2016	8-K	001-36245	10.5	July 11, 2016
10.07*	Employment Agreement with Robert Smith dated as of July 1, 2016	8-K	001-36245	10.2	July 11, 2016
10.08*	Employment Agreement with Michael Goose	8-K	001-36245	10.1	July 18, 2016
10.09*	Employment Agreement with Mark S. McKnight dated September 20, 2013	10-K/A	001-36245	10.77	April 30, 2014
10.10*	Amendment to Employment Agreement and Non-Competition Agreement for Mark S. McKnight dated December 30, 2013	10-K/A	001-36245	10.78	April 30, 2014

Index
EXHIBIT INDEX
(continued)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith
10.11*	Mutual Release Agreement with W. John Short	8-K	001-36245	10.1	November 22, 2016
10.12	Second Amendment of Investment Agreements for Nutra SA, LLC dated December 9, 2014	10-K	001-36245	10.78	March 31, 2015
10.13	Second Amendment of Investment Agreements for Nutra SA, LLC dated as of August 11, 2015	8-K	001-36245	10.1	August 13, 2015
10.14*	RiceBran Technologies 2014 Equity Incentive Plan	8-K	001-36245	10.1	August 25, 2014
10.15*	Form of Stock Option Agreement for 2014 Equity Incentive Plan	10-K	001-36245	10.72	March 31, 2015
10.16*	Form of Restricted Stock Award Agreement for 2014 Equity Incentive Plan	10-K	001-36245	10.73	March 31, 2015
10.17*	Form of Indemnification Agreement for officers and directors	10-Q	000-32565	10.2	May 12, 2011
10.18+	Nutra SA, LLC Membership Interest Purchase Agreement dated December 29, 2010	8-K/A	000-32565	10.1	August 10, 2011
10.19	Membership Interest Purchase Agreement dated April 2, 2013	8-K	000-32565	10.1	April 5, 2013
10.20	Form of Investor Rights Agreement	8-K	000-32565	10.2	January 5, 2011
10.21	Second Amended and Restated Limited Liability Agreement for Nutra SA, LL,C dated December 24, 2012	8-K	000-32565	10.2	December 31, 2012
10.22	Contribution and Subscription Agreement, dated December 24, 2012, regarding Nutra SA, LLC	8-K	000-32565	10.1	December 31, 2012
10.23	Amendment of Investment Agreements effective October 31, 2013	8-K	000-32565	10.1	November 8, 2013
10.24	Loan agreement between Industria Riograndens De Oleos Vegetais Ltd. and Banco do Brasil S.A. in the amount of R$2,784,838 with a Brazilian bank dated December 15, 2011, English translation from the original Portuguese	10-K	000-32565	10.40	March 30, 2012
10.25	Loan agreement between Industria Riograndens De Oleos Vegetais Ltd. and Banco do Brasil S.A. in the amount of R$6,676,012 dated December 15, 2011, English translation from the original Portuguese	10-K	000-32565	10.41	March 30, 2012
10.26	Amended and Restated Security Agreement, dated as of May 24, 2013	10-Q	000-32565	10.8	August 14, 2013
10.27	Amended and Restated Note and Warrant Purchase Agreement, dated as of May 24, 2013	10-Q	000-32565	10.9	August 14, 2013
10.28	Restated Subordination Agreement, dated as of May 24, 2013	10-Q	000-32565	10.1	August 14, 2013
10.29	Subordination Agreement, dated as of May 12, 2015	8-K	001-36245	10.7	May 15, 2015
10.30	Amendment to Loan Documents, dated as of May 12, 2015	8-K	001-36245	10.8	May 15, 2015
10.31	Third Amended and Restated Security Agreement, dated as of May 12, 2015	8-K	001-36245	10.9	May 15, 2015

Index
EXHIBIT INDEX
(continued)

Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith
10.32	Note and Warrant Purchase Agreement dated March 20, 2014	8-K	001-36245	10.1	March 21, 2014
10.33	Registration Rights Agreement dated March 20, 2014	8-K	001-36245	10.2	March 21, 2014
10.34	Securities Purchase Agreement	8-K	001-36245	10.1	October 1, 2014
10.35	Form of Registration Rights Agreement	8-K	001-36245	10.2	October 1, 2014
10.36	Loan, Guarantor and Security Agreement with Full Circle Capital Corporation, dated as of May 12, 2015	8-K	001-36245	10.1	May 15, 2015
10.37	Term Loan Note, dated as of May 12, 2015, issued to Full Circle Capital Corporation	8-K	001-36245	10.2	May 15, 2015
10.38	Revolving Loan Note, dated as of May 12, 2015, issued to Full Circle Capital Corporation	8-K	001-36245	10.3	May 15, 2015
10.39	Intellectual Property Security Agreement, dated as of May 12, 2015	8-K	001-36245	10.4	May 15, 2015
10.40	Pledge Agreement dated as of May 12, 2015	8-K	001-36245	10.5	May 15, 2015
10.41	Lender Warrant dated as of May 12, 2015	8-K	001-36245	10.6	May 15, 2015
10.42	Form of Securities Purchase Agreement, dated February 17, 2016	8-K	001-36245	10.1	February 17, 2016
10.43	Registration Rights Agreement, dated February 17, 2016	8-K	001-36245	10.2	February 17, 2016
10.44	Waiver and Amendment Agreement dated February 12, 2016	10-K	001-36245	10.74	March 30, 2016
10.45	Limited Waiver and Amendment Agreement dated November 21, 2016	10-K	001-36245	10.45	March 23, 2017
10.46	Independent Contractor Agreement	8-K	001-36245	10.1	December 29, 2016
10.47	Form of Securities Purchase Agreement dated February 9, 2017 (Preferred Private Placement)	8-K	001-36245	10.1	February 5, 2017
10.48	Registration Rights Agreement dated February 13, 2017 (Preferred Private Placement)	8-K	001-36245	10.2	February 5, 2017
10.49	Form of Securities Purchase Agreement dated February 9, 2017 (Debt Private Placement)	8-K	001-36245	10.3	February 5, 2017
10.50	Registration Rights Agreement dated February 13, 2017 (Debt Private Placement)	8-K	001-36245	10.4	February 5, 2017
10.51	Form of Security Agreement dated February 13, 2017	8-K	001-36245	10.5	February 5, 2017
10.52	Form of IP Security Agreement dated February 13, 2017	8-K	001-36245	10.6	February 5, 2017
10.53	Form of Subsidiary Guarantee dated February 13, 2017	8-K	001-36245	10.7	February 5, 2017
10.54	Form of Subordination Agreement dated February 13, 2017	8-K	001-36245	10.8	February 5, 2017
10.55	Form of Amendment Number Two to Loan Documents dated February 9, 2017	8-K	001-36245	10.9	February 5, 2017
10.56*	Employment Agreement with Brent R. Rystrom dated March 8, 2017	8-K	001-36245	10.1	March 13, 2017
10.57*	Amended and Restated Employment Agreement with Robert Smith dated as of March 8, 2017	8-K	001-36245	10.2	March 13, 2017
21	List of Subsidiaries	10-K	001-36245	21	March 23, 2017
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-36245	23.1	March 23, 2017

Index
EXHIBIT INDEX
(continued)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-36245	31.1		X
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-36245	31.2		X
32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-36245	32.2	March 23, 2017
101.INS	XBRL Instance Document	10-K	001-36245	101.INS	March 23, 2017
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	001-36245	101.SCH	March 23, 2017
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-36245	101.CAL	March 23, 2017
101.DEF	XBRL Taxonomy Extension Calculation Definition Linkbase Document	10-K	001-36245	DEF	March 23, 2017
101.LAB	XBRL Taxonomy Extension Calculation Label Linkbase Document	10-K	001-36245	LAB	March 23, 2017
101.PRE	XBRL Taxonomy Extension Calculation Presentation Linkbase Document	10-K	001-36245	PRE	March 23, 2017

+	Confidential treatment granted as to certain portions
*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICEBRAN TECHNOLOGIES

Date: April 28, 2017	By:	/s/ Robert D. Smith
Robert D. Smith
Director and Chief Executive Officer

Power of Attorney

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Robert D. Smith	Director and Chief Executive Officer	April 28, 2017
Robert D. Smith

Principal Financial Officer and Principal Accounting Officer

/s/ Brent R. Rystrom	Chief Financial Officer	April 28, 2017
Brent R. Rystrom

Additional Directors:

*	Director	April 28, 2017
Beth Bronner

*	Director	April 28, 2017
Ari Gendason

*	Director	April 28, 2017
David Goldman

*	Director	April 28, 2017
Baruch Halpern

*	Director	April 28, 2017
Henk W. Hoogenkamp

*	Director and Chairman	April 28, 2017
Brent Rosenthal

*	By:	/s/ Robert D. Smith
Robert D. Smith
Attorney-in-fact