Form 10-Q
period 2017-03-31
RiceBran Technologies
filed 2017-05-12
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒  No ☐

As of May 5, 2017, shares of the registrant’s common stock outstanding 10,927,204.

RiceBran Technologies
Index
Form 10-Q

Cautionary Note about Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue, liquidity or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services, products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  The forward-looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward-looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this Current Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016.  We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this quarterly report.

Unless the context requires otherwise, references to “we,” “us,” “our” and “the Company” refer to RiceBran Technologies and its consolidated subsidiaries.

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

RiceBran Technologies
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2017 and 2016
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended
	2017	2016

Revenues	$11,435	$10,051
Cost of goods sold	8,924	7,814
Gross profit	2,511	2,237

Operating expenses:
Selling, general and administrative	2,913	3,379
Depreciation and amortization	114	348
Total operating expenses	3,027	3,727

Loss from operations	(516)	(1,490)

Other income (expense):
Interest income	3	33
Interest expense - accreted on debt	(542)	(292)
Interest expense - other	(864)	(799)
Change in fair value of derivative warrant liabilities	1,099	811
Gain on resolution of Irgovel purchase litigation	-	1,598
Foreign currency exchange, net	19	66
Loss on extinguishment of debt	(1,680)	-
Other expense, net	(120)	(65)
Total other income (expense)	(2,085)	1,352

Loss before income taxes	(2,601)	(138)
Income tax benefit	-	-
Net loss	(2,601)	(138)
Net loss attributable to noncontrolling interest in Nutra SA	319	438
Net loss attributable to RiceBran Technologies shareholders	(2,282)	300
Dividends on preferred stock--beneficial conversion feature	(778)	(551)
Net loss attributable to RiceBran Technologies common shareholders	$(3,060)	$(251)

Loss per share attributable to RiceBran Technologies common shareholders
Basic	$(0.32)	$(0.03)
Diluted	$(0.32)	$(0.03)

Weighted average number of shares outstanding
Basic	9,657,543	9,215,684
Diluted	9,657,543	9,215,684

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2017 and 2016
(Unaudited) (in thousands)

	Three Months Ended
	2017	2016

Net loss	$(2,601)	$(138)

Other comprehensive (loss) income - foreign currency translation, net of tax	145	446

Comprehensive (loss) income, net of tax	(2,456)	308

Comprehensive loss attributable to noncontrolling interest, net of tax	268	293

Total comprehensive (loss) income attributable to RiceBran Technologies shareholders	$(2,188)	$601

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Balance Sheets
March 31, 2017 (Unaudited) and December 31, 2016
(in thousands, except share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,366	$451
Accounts receivable, net of allowance for doubtful accounts of $497 and $491, respectively (variable interest entity restricted $618 and $398, respectively)	2,944	2,085
Inventories	4,028	3,773
Operating taxes recoverable	8	6
Deposits and other current assets	896	1,213
Total current assets	11,242	7,528
Property and equipment, net (variable interest entity restricted $2,599 and $2,481, respectively)	18,881	18,933
Goodwill	790	790
Intangible assets, net	206	242
Operating taxes recoverable	1,203	1,241
Other long-term assets	141	111
Total assets	$32,463	$28,845

LIABILITIES, TEMPORARY EQUITY AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,341	$3,710
Accrued salary, wages and benefits	3,824	3,828
Accrued expenses	3,921	3,945
Current maturities of long-term debt (variable interest entity nonrecourse $7,399 and $6,816, respectively)	7,435	9,878
Total current liabilities	18,521	21,361
Long-term debt, less current portion (variable interest entity nonrecourse $0 and $0, respectively)	5,568	6,009
Derivative warrant liabilities	494	1,527
Deferred tax liability	29	29
Total liabilities	24,612	28,926

Commitments and contingencies

Temporary equity
Preferred stock, Series F, convertible, 20,000,000 shares authorized, 3,000 convertible shares issued and outstanding	-	551
Total temporary equity	-	551

Equity (Deficit):
Equity (Deficit) attributable to RiceBran Technologies shareholders:
Preferred stock, 20,000,0000 shares authorized:
Series F, convertible, 3,000 shares issued and outstanding	551	-
Series G, convertible, 3,000 shares authorized and 2,000 issued and outstanding	994	-
Common stock, no par value, 50,000,000 shares authorized, 10,927,204 and 10,790,351 shares issued and outstanding	273,853	264,232
Accumulated deficit	(262,879)	(259,819)
Accumulated deficit attributable to noncontrolling interest in Nutra SA	(416)	(699)
Accumulated other comprehensive loss	(4,252)	(4,346)
Total equity (deficit) attributable to RiceBran Technologies shareholders	7,851	(632)
Total liabilities, temporary equity and equity (deficit)	$32,463	$28,845

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2017 and 2016
(Unaudited) (in thousands)

	2017	2016
Cash flow from operating activities:
Net loss	$(2,601)	$(138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	583	721
Stock and share-based compensation	293	243
Change in fair value of derivative warrant and conversion liabilities	(1,099)	(811)
Loss on extinguishment of debt	1,680	-
Gain on resolution of Irgovel purchase litigation	-	(1,598)
Interest accreted	559	292
Other	29	37
Changes in operating assets and liabilities:
Accounts receivable	(874)	(507)
Inventories	(217)	(354)
Accounts payable and accrued expenses	(625)	78
Other	383	(9)
Net cash used in operating activities	(1,889)	(2,046)

Cash flows from investing activities:
Change in restricted cash	-	1,921
Purchases of property and equipment	(132)	(208)
Net cash provided by (used in) investing activities	(132)	1,713

Cash flows from financing activities:
Payments of debt	(8,644)	(10,329)
Proceeds from issuance of debt, net of issuance costs	5,624	9,088
Proceeds from issuance of debt and warrants, net of issuance costs	5,518	300
Proceeds from issuance of preferred stock and warrants, net of issuance costs	1,747	2,554
Proceeds from sale of membership interests in Nutra SA	550	-
Net cash provided by financing activities	4,795	1,613

Effect of exchange rate changes on cash and cash equivalents	141	(24)
Net change in cash and cash equivalents	2,915	1,256
Cash and cash equivalents, beginning of period	451	1,070
Cash and cash equivalents, end of period	$3,366	$2,326

Supplemental disclosures:
Cash paid for interest	$672	$492
Cash paid for income taxes	$-	$-
Subordinated note exchanged for Series G Preferred Stock	$138	$-

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

These interim financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2016. The report of our independent registered public accounting firm that accompanies the audited consolidated financial statements for the year ended December 31, 2016, included in that Annual Report on Form 10-K, contains a going concern explanatory paragraph in which our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.  The accompanying interim financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Recent Accounting Standards

Recent accounting standards not yet adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on revenue from contracts with customers to clarify the principles for recognizing revenue and develop a common revenue standard for GAAP and International Financial Reporting Standards.  Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, applying the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  An entity may choose to adopt the new standard either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the new standard.  The guidance is effective for our annual and interim periods beginning in 2018, however, early adoption is permitted.  We have begun to evaluate the impact that adoption of this guidance will have on our consolidated financial statements but have not completed the evaluation and implementation process. We have not yet selected a transition method but have determined that we will utilize the deferred effective date of January 1, 2018, to adopt the standard.

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

Recently adopted accounting standards

In January 2017, the FASB issued a new goodwill impairment standard that simplifies the goodwill impairment testing methodology.  The new standard eliminates Step 2 of the goodwill impairment test, in which an entity determines the fair value at the test date of its assets and liabilities using the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  It is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We adopted the standard as of January 1, 2017, with no effect on our financial position or results of operations.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

In March 2016, the FASB issued new guidance that changes the accounting for certain aspects of share-based payments to employees.  The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled.  In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows.  The guidance also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur.  The guidance is effective for our annual and interim periods beginning in 2017 with early adoption permitted.  We adopted the standard in the first quarter of 2017 and changed our accounting policy to recognize forfeitures as they occur.  This change did not have a material effect on our results of operations as we previously did not apply an estimated forfeiture rate to restricted stock awards to our officers and directors.  Additionally, most of our outstanding stock option awards vest on a monthly basis over the vesting period (generally three or four years).  As these awards do not have performance conditions, the expense is recognized each month on a straight-line basis and excludes the effect of the estimated forfeiture rate as there was no risk of expensing awards that would be subsequently forfeited prior to vesting.

NOTE 2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLAN

We have improved our USA segment cash position since December 31, 2016 as a result of completing a debt and equity raise in February.  The Brazil segment continues to be a challenging operating unit although it has improved.  On a consolidated basis, we continued to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern for a period of one year from the issue date of these financial statements.  In February 2017, as discussed further in Note 7, we received net proceeds of $7.2 million from the sale and issuance of preferred stock, senior debentures and related warrants.  The net proceeds were used in part to pay in full amounts owing our previous senior lender ($3.8 million) and to pay principal and accrued interest on our subordinated notes ($0.5 million).  In addition, we lowered the interest rate and extended the maturity date of our subordinated notes.  Consequently, we believe the Corporate and USA segments are adequately funded at this time to allow us to operate and execute on our business strategy for achieving consistent and positive operational cash flows in the USA segment.  We continue to believe that we will be able to obtain additional funds to operate our business, should it be necessary; however, there can be no assurances that our efforts will prove successful.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Brazil segment consists of the consolidated operations of Nutra SA, LLC (Nutra SA), whose only operating subsidiary is Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), located in Pelotas, Brazil.  Irgovel completed the final stages of a major capital expansion during the first quarter of 2015.  Throughout 2014, significant cash was used during the shutdown period and subsequent restart of the plant.  In 2016, we invested $1.1 million in Nutra SA to fund completion of the capital project and Irgovel working capital needs.  Under the terms of the February 2017 Transactions, we are prohibited from contributing additional funding to Irgovel.

Beginning in the second quarter of 2016 and through the fourth quarter of 2016, the Brazil segment experienced severe cash shortages resulting in an increase in accounts payable (principally to raw bran suppliers) and accrued payroll related tax obligations as we delayed non-essential payments.  The nonpayment of working capital liabilities resulted in suppliers refusing to ship raw bran and other materials necessary to maintain steady operation of the plant.  In addition to the Brazil segment working capital issues, the funds necessary to meet scheduled debt payments no longer existed without additional equity funding.  As a result, the Brazil segment ceased making all bank debt payments in the second and third quarters of 2016.  Discussions have ensued with the related banks with regard to renegotiation of existing debt agreements.  However, there is no assurance these discussions will be successful.  In 2016, our minority partners (the Investors) contributed $1.7 million to Irgovel and an additional $0.7 million through April of 2017.  With this equity support, Irgovel management has negotiated various raw bran supply agreements that management believes will allow Irgovel to obtain rice bran on a consistent basis with set pricing.  As a result, the Irgovel plant operations began to improve in November 2016 allowing Irgovel to begin repairing vendor relationships overall.  First quarter Brazil segment revenues for 2017 increased 48% versus prior year and the plant operated at 58% of targeted capacity.  While this represents a significant improvement, achieving positive cash flows remains a challenge.  We continue to closely monitor Irgovel’s operations and related funding requirements.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

We have two reportable operating segments: (i) USA segment, which manufactures and distributes SRB (for food and animal nutrition customers) in various granulations along with Stage II products and derivatives and (ii) Brazil segment, which extracts crude RBO and DRB from rice bran, which are then further processed into fully refined rice bran oil for sale internationally and in Brazil, compounded animal nutrition products for horses, cows, swine, sheep and poultry and a number of valuable food and animal nutrition products derivatives and co-products. Stage II refers to the proprietary, patented processes run at our Dillon, Montana facility and includes products produced at that facility. In addition, we incur corporate and other expenses not directly attributable to reportable operating segments, which include costs related to our corporate staff, general and administrative expenses including public company expenses, intellectual property, professional fees, and other expenses.  No corporate allocations, including interest, are made to the reportable operating segments.

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

The USA segment produces SRB inside two supplier rice mills in California and our facility in Mermentau, Louisiana.  Our facility located in Lake Charles, Louisiana has been idle since May 2009 but has recently been utilized as a warehouse.  The USA segment also includes our Dillon, Montana Stage II facility which produces our Stage II products: RiBalance, a complete rice bran nutritional package derived from further processing of SRB; RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of RiBalance; RiFiber, a fiber rich insoluble derivative of RiBalance, and ProRyza, rice bran protein-based products, and a variety of other valuable derivatives extracted from these core products.  The manufacturing facilities included in our USA segment have proprietary processing equipment and process patented technology for the stabilization and further processing of rice bran into finished products.

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

NOTE 4. LOSS PER SHARE (EPS)

Basic EPS is calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends.  Our Series F Convertible Preferred Stock (the “Series F Preferred Stock”) and Series G Convertible Preferred Stock (the “Series G Preferred Stock”) are considered participating securities as the holders may participate in undistributed earnings with holders of common shares and are not obligated to share in our net losses .

Diluted EPS is computed by dividing the net income attributable to RiceBran Technologies shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the impact of assumed exercises and conversions is dilutive.  The dilutive effect of outstanding options, warrants and nonvested shares that vest solely on the basis of a service condition is calculated using the treasury stock method.  The dilutive effects of the Preferred Stocks are calculated using the if-converted method.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Below are reconciliations of the numerators and denominators in the EPS computations for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	2017	2016
NUMERATOR (in thousands):
Basic and diluted - net loss attributable to RiceBran Technologies shareholders	$(2,282)	$300
Dividend on preferred stock--beneficial conversion feature	(778)	(551)
Basic and diluted - net loss attributable to RiceBran Technologies common shareholders	$(3,060)	$(251)

DENOMINATOR:
Basic EPS - weighted average number of common shares outstanding	9,657,543	9,215,684
Effect of dilutive securities outstanding	-	-
Diluted EPS - weighted average number of shares outstanding	9,657,543	9,215,684

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive:
Stock options	195,273	357,386
Warrants	17,635,102	8,712,124
Nonvested stock	256,840	867,086
Convertible preferred stock	3,054,435	835,165

The impact of potentially dilutive securities outstanding at March 31, 2017 and 2016, was not included in the calculation of diluted EPS for the three months ended March 31, 2017 and 2016 because to do so would be antidilutive.  Those securities listed in the table above which were antidilutive for the periods presented, which remain outstanding, could potentially dilute EPS in the future.

NOTE 5. REDEEMABLE NONCONTROLLING INTEREST IN NUTRA SA

We hold a variable interest which relates to our equity interest in Nutra SA (see Note 3).  Our variable interest in Nutra SA is our Brazil segment.  We are the primary beneficiary of Nutra SA, and as such, Nutra SA’s assets, liabilities and results of operations are included in our condensed consolidated financial statements.  The other equity holders’ (Investors) interests are reflected in net loss attributable to noncontrolling interest in Nutra SA in the condensed consolidated statements of operations and accumulated deficit attributable to noncontrolling interest in Nutra SA in the condensed consolidated balance sheets.  A summary of the carrying amounts of Nutra SA balances included in our condensed consolidated balance sheets follows (in thousands).

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$85	$109
Other current assets (restricted $618 and $398)	2,174	1,696
Property and equipment, net (restricted $2,599 and $2,481)	11,052	10,889
Other noncurrent assets	1,319	1,326
Total assets	$14,630	$14,020

Current liabilities	$8,320	$8,031
Current portion of long-term debt (nonrecourse)	7,399	6,816
Total liabilities	$15,719	$14,847

Nutra SA’s debt is secured by its accounts receivable and property.  The non-Brazilian entities within the consolidated ownership group do not guarantee any of Nutra SA’s debt.

Cash provided by operations in our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement of Nutra SA (LLC Agreement).

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of changes in redeemable noncontrolling interest in Nutra SA for the three months ended March 31, 2017 and 2016 (in thousands) follows.

	Three Months Ended
	2017	2016
Redeemable noncontrolling interest in Nutra SA, beginning of period	$(699)	$69
Investors' interest in net loss of Nutra SA	(318)	(438)
Investors' interest in accumulated other comprehensive loss of Nutra SA	51	145
Investors' purchase of additional units	550	-
Redeemable noncontrolling interest in Nutra SA, end of period	$(416)	$(224)

Investors' average interest in Nutra SA during the period	35.0%	31.7%
Investors' interest in Nutra SA at the end of the period	35.7%	32.5%

The Investors have drag along rights which provide the Investors the ability to force a sale of Nutra SA assets after January 1, 2018.  The right terminates upon the occurrence of certain events (a $50 million Nutra SA initial public offering or a change of control, as defined in the LLC Agreement).  We may elect to exercise a right of first refusal to purchase the Investors’ interest instead of proceeding to a sale.  We have assessed the likelihood of the Investors exercising these rights as less than probable at March 31, 2017.  We will continue to evaluate the probability of the Investors exercising their drag along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest up to fair value if and when it is probable the Investors will exercise these rights.

As the result of an amendment effective March 31,2017, the Investors right to elect to exchange units in Nutra SA for our common stock terminated.  In exchange for the termination of this right, we paid the Investors $0.1 million.

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

As of March 31, 2017, there have been no unwaived events of default.  Events of default, as defined in the Membership Interest Purchase Agreement (MIPA) and the October 2013 amendment of investment agreements, are failure of Irgovel to meet minimum annual processing targets or failure to achieve EBITDA on a local currency basis of at least R$4.0 million annually.

As of March 31, 2017, there have been no qualifying events.  The LLC Agreement defines a qualifying event as the bankruptcy of RiceBran Technologies or Nutra SA.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6. DEBT

The following table summarizes current and long-term portions of debt (in thousands):

	March 31, 2017	December 31, 2016
Corporate segment:
Senior debentures, net, maturing in February 2019, principal $6.6 million	$415	$-
Subordinated notes, net, maturing in May 2019, principal $5.9 million	5,094	6,310
Other	94	119
Senior revolving loan	-	1,725
Senior term loan, net	-	917
	5,603	9,071
Brazil segment:
Capital expansion loans	2,571	2,454
Working capital lines of credit	702	401
Advances on customer export orders	1,117	1,113
Special tax programs	2,927	2,767
Other	83	81
	7,400	6,816
Total debt	13,003	15,887
Current portion	7,435	9,878
Long-term portion	$5,568	$6,009

Corporate Segments

We issued senior debentures in the principal amount of $6.6 million and related warrants in a private placement,in February 2017.  The transaction, and the accounting therefore, is described further in Note 7.  The debentures mature in February 2019.  We accrete interest on the debentures at an effective rate of 160.6% per year.  The debentures are secured by a senior interest in substantially all of our assets.  Under the debenture agreements, the USA segment is required to have adjusted EBITDA, as defined in the agreement of not less than $325 thousand, $756 thousand, $483 thousand and $461 thousand in the quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017.

In connection with the senior debenture private placement, in February 2017, we entered into agreements that resulted in (i) a reduction in the annual interest rate on the subordinated notes from 11.75% to 7%, (ii) an extension of the maturity date of the subordinated notes to May 2019 from May 2018 and (iii) our first quarter 2017 payment of $0.2 million of note principal and $0.3 million of accrued note interest.  The entire transaction, and its accounting consequences, are described further in Note 7. Beginning in February 2017, we accrete interest on the subordinated notes at an effective rate of 15.0% per year.

Brazil Segment

As of March 31, 2017, Brazil had approximately $0.7 million (USD) of installment payments in arrears.  The banks have not called these loans in default, and management continues to work with the lenders to renegotiate payment terms, however, all Brazil segment debt has been classified as current in the accompanying consolidated balance sheet as of March 31, 2017.  All Brazil segment debt is denominated in the Brazilian Real (R$), except advances on customer export orders which are denominated in U.S. Dollars.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7. EQUITY, SHARE-BASED COMPENSATION AND WARRANTS

	Preferred Stock		Common Shares	Common Stock	Accumulated Deficit	Accumulated Deficit Attributable to Noncontrolling Interest in Nutra SA	Accumulated Other Comprehensive Loss	Equity (Deficit)
Balance, December 31, 2016	$-		$10,790,351	$264,232	$(259,819)	$(699)	$(4,346)	(632)
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	-		108,696	269	-	-	-	269
Dividend on preferred stock - beneficial conversion feature	-		-	778	(778)	-	-	-
Modification of senior debenture holder warrants	-		-	582	-	-	-	582
Modification of subodinated note holder warrants	-		-	117	-	-	-	117
Change in classification of preferred stock to equity from liability	1,545	*	-	-	-	-	-	1,545
Change in classification of warrants to equity from from liability	-		-	7,851	-	-	-	7,851
Other	-		28,157	24	-	-	-	24
Accumulated deficit attributable to noncontrolling interest in Nutra SA	-		-	-	-	283	-	283
Foreign currency translation	-		-	-	-	-	94	94
Net loss	-		-	-	(2,282)	-	-	(2,282)
Balance, March 31, 2017	$1,545		$10,927,204	$273,853	$(262,879)	$(416)	$(4,252)	$7,851
* Series F preferred stock, 3,000 shares outstanding; Series G pereferred stock, 2,000 shares outstanding

A summary of warrant activity for the three months ended March 31, 2017, follows.

	Equity Warrants			Liability Warrants
	Shares Underlying	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Underlying	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2016	6,364,110	5.77	2.4	4,474,868	$1.82	3.3
Issued	-	NA	NA	11,783,163	0.96	5.0
Impact of repricing debenture purchaser warrants:
Prior to repricing	(875,000)	5.49	2.1	-	NA	NA
After repricing	875,000	0.96	5.5	-	NA	NA
Impact of repricing subordinated note holder warants:
Prior to repricing	(289,669)	5.25	3.3	-	NA	NA
After repricing	289,669	0.96	3.3	-	NA	NA
Impact of anti-dilution clauses:
Prior to impact	-	NA	NA	(1,489,868)	1.50	0.8
After impact	-	NA	NA	2,327,919	0.96	0.8
Transfer from liability to equity	14,468,163	1.16	4.79	(14,468,163)	1.16	4.79
Exercised	-	NA	NA	-	NA	NA
Forfeited, expired or cancelled	-	NA	NA	-	NA	NA
Outstanding, March 31, 2017	20,832,273	$2.32	4.2	2,627,919	$1.03	0.9
Exercisable, March 31, 2017	19,527,273	$2.38	4.1	2,627,919	$1.03	0.9

Common Stock

In February 2017, shareholders approved and we filed an amendment to our articles of incorporation increasing our authorized shares of common stock from 25,000,000 to 50,000,000.

On February 14, 2017, we issued a former employee 108,696 shares of our common stock, in lieu of paying $100,000 cash for a 2016 bonus.

The chairman of our board was awarded transitional director compensation in the amount of (i) $10,000 or 7,035 shares per month for July 2016 through December 2016 and (ii) $8,333 or 9,027 shares per month for January 2017 through March 2017.  The amount is to be paid in either cash or stock at the chairman’s election.  As of the date of this filing no election has been made.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Share Sequencing

From June 2015 until March 2017, the minority interest holders in Nutra SA could elect to exchange units in Nutra SA for shares of our common stock, the number of common shares and warrants issuable upon this election, was variable and indeterminate.  For accounting purposes, we were not able to conclude that we had sufficient authorized and unissued shares to settle all contracts subject to the GAAP derivative guidance during the period the minority interest holders had this right, which terminated March 31, 2017.  Our adopted sequencing approach (Share Sequencing) was based on earliest issuance date, therefore, we were required to carry warrants issued between June 2015 and March 2017, at fair value, as derivative warrant liabilities, and preferred stock issued between June 2015 and March 2017, in temporary equity.  We reclassified the affected warrants from derivative liability to equity (deficit)  at an amount equal to the warrants’ fair value on March 31, 2017, and we reclassified the Series F Preferred Stock and Series G Preferred Stock from temporary equity to equity (deficit) at the preferred stocks’ carrying amount on March 31, 2017,

Transactions with Preferred Stock Holders.

In February 2017, we issued and sold 2,000 shares of Series G preferred stock.  The Series G preferred stock is non-voting and may be converted into a total of 1,897,983 shares of our common stock at the holders’ election at any time, subject to certain beneficial ownership limitations, at a ratio of 1 preferred share for 948.9915 shares of common stock.  The Series G preferred stock is entitled to receive dividends if we pay dividends on our common stock, in which case the holders of Series G preferred stock are entitled to receive the amount and form of dividends that they would have received if they held the common stock that is issuable upon conversion of the Series G preferred stock.  If we are liquidated or dissolved, the holders of Series G preferred stock are entitled to receive, before any amounts are paid in respect of our common stock, an amount per share of Series G preferred stock equal to $1,000, plus any accrued but unpaid dividends thereon.

In February 2017, in conjunction with the sale of the Series G preferred stock, we also sold warrants to purchase 1,423,488 shares of common stock (exercise price of $0.96 per share, exercisable beginning in February 2017 and expiring in February 2022).  A subordinated note holder exchanged subordinated notes with a principal and carrying value of $0.1 million and cash for 180 shares of the Series G preferred stock and related warrants, which was treated as an extinguishment of debt.  The net cash proceeds from the sale was $1.7 million, after deducting allocated cash offering expenses of $0.1 million.  On the date of issuance, we allocated $1.0 million of the proceeds to derivative warrant liability, to record the warrants at fair value, recorded a $0.1 million loss on extinguishment and reduced debt $0.1 million related to the subordinated noteholders exchange, and recorded $1.2 million as preferred stock.  We recorded a $0.8 million dividend on preferred stock for the preferred stock beneficial conversion feature equal to the proceeds allocated to the preferred stock issued to purchases who did not exchange debt, as the fair value of the common stock underlying the convertible preferred stock at issuance exceeded the amount recorded in preferred stock.

Transactions with Senior Debenture Holders

On February 2017, we sold and issued in a private placement, for an aggregate subscription amount of $6.0 million: (i) senior debentures in the principal amount of $6.6 million and (ii) warrants to purchase an aggregate of 6,875,000 shares of common stock (exercise price of $0.96 per share, exercisable beginning February 2017 and expiration February 2022).  We received aggregate net proceeds of $5.5 million, after deducting placement agent fees and allocated expenses of $0.5 million.  Concurrently, we amended existing warrants, held by the debenture purchasers, for the purchase of up to 875,000 shares to (i) reduce the exercise prices from an average $5.49 per share to $0.96 per share, providing the warrants are not exercisable until August 2017, and (ii) change the expiration dates to August 2022, which increased the average remaining term of the warrants from 2.1 years to 5.5 years.  We recorded $4.6 million as an increase to derivative warrant liabilities, to record the warrants at their fair value on the date of issuance, the $0.5 million as an increase in common stock to record the change in fair value of existing warrants and the remaining $0.4 million to debt, debt issuance costs and debt discount.  We used the net proceeds from the offering to (i) pay off the senior revolving loan and term loan debt totaling $3.8 million and (ii) pay $0.2 million of principal and $0.3 million of interest due on subordinated notes and (iii) for working capital and general corporate purposes.  We filed a registration statement on Form S-3, which became effective in May 2017, to register the shares under the warrants issued to the senior debenture purchasers

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Transaction with Subordinated Note Holders

In connection with the February 2017 senior debenture private placement, we entered into agreements which resulted in (i) a reduction in the annual interest rate on the subordinated notes from 11.75%  to 7% (ii) an extension of the maturity date of the subordinated notes  to May 2019 from May 2018 (iii) the payment of an aggregate amount equal to $0.5 million on the subordinated notes; (iv) the issuance of warrants to purchase up to 3,484,675 shares of our common stock (exercise price of  $0.96 per share, expiration February 2022); and (v) the amendment of existing warrants held by the subordinated note holders for the purchase 289,669 shares of common stock to reduce the exercise price from $5.25 per share to $0.96 per share.  We accounted for the transaction as an extinguishment of debt and issuance of new debt.  On the transaction date we (i) recorded a loss on extinguishment of debt of $1.5 million, (ii) adjusted subordinated notes payable debt down by $0.9 million, to its fair value as of the transaction date, (iii) increased derivative liability $2.3 million, representing the fair value of the newly issued warrants, and (iv) increased common stock $0.1 million for the change in the fair value of the existing warrants

Full Ratchet Anti-Dilution

As a result of the February 2017 transactions described above, the exercise price of certain warrants that contain full ratchet anti-dilution provisions was reduced from $1.50 per share to $0.96 per share and the number of shares of common stock underlying these warrants increased from 1,489,868 shares to 2,327,919 shares.

Option Issuances

In March 2017, we granted our chief executive officer an option to purchase 100,000 shares of our common stock at an exercise price of $0.76 per share.  The option vests as to 25,000 shares in August 2017 and the remaining shares vest in monthly instalments through August 2020.

In April 2017, we granted options to purchase an aggregate 345,500 shares of our common stock to executive officers and employees.  The options vest in four equal annual instalments beginning in April 2018 at an exercise price of $0.85 per share.

Contingent Restricted Stock Unit Awards

In March 2017, our compensation committee approved a resolution proposing the award of restricted stock units (RSUs) under the 2014 Equity Incentive Plan to our executive officers covering a total of 1,175,000 shares of our common stock subject to and effective upon shareholder approval of a 1,700,000 increase in the authorized shares issuable under the 2014 Equity Incentive Plan.  The committee believes the RSUs are an incentive designed to align the interests of executive management with shareholder value.  If the increase in authorized shares is approved, the RSUs would be granted and would be effective on the fifth business day after the date of our annual shareholders meeting.  The annual shareholders meeting is currently scheduled to occur on June 21, 2017.  The shares subject to RSU would vest based upon a vesting price equal to the volume weighted average trading price of our common stock over sixty-five consecutive trading days.  Each RSU’s shares would vest (i) 10% if the vesting price equals or exceeds $5.00 per share, (ii) 30% if the vesting price equals or exceeds $10.00 per share and (iv) 60% if the vesting price equals or exceeds $15.00 per share.

The following table summarizes information related to outstanding warrants as March 31, 2017 and December 31, 2016:

		March 31, 2017			December 31, 2016
Range of Exercise Prices	Type of Warrant	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.96	Liability (1)	2,327,919	$0.96	0.7	-	$-	-
$0.96	Equity	12,947,832	0.96	3.1	-	-	-
$1.50	Liability (2)	300,000	1.60	3.1	-	-	-
$1.50 to $1.60	Liability (1)(2)	-	-	-	1,789,868	1.52	1.3
$2.00	Liability (3)	-	-	-	2,660,000	2.00	4.6
$2.00	Equity	2,660,000	2.00	4.2	-	-	-
$5.25	Liability (3)	-	-	-	25,000	5.25	3.6
$5.25 to $5.87	Equity	3,156,670	5.33	2.5	4,296,339	5.36	2.7
$6.55 to $16.80	Equity	2,067,771	6.61	1.7	2,067,771	6.61	2.0
		23,460,192	$2.17	3.8	10,838,978	$1.30	0.5

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

(1)
Includes two warrants which contain full ratchet anti-dilution provisions and are classified as derivative warrant liabilities in our balance sheets.  Under the anti-dilution clauses contained in these warrants, in the event of equity issuances (i.e. issuances of our common stock, certain awards of stock options to employees, and issuances of warrants and/or other convertible instruments) at prices below the exercise prices of these warrants, we are required to lower the exercise price on these warrants and increase the number of shares underlying these warrants.

(2)
Includes a warrant for the purchase of 300,000 shares of our common stock which contains a most favored nations anti-dilution provision.  Under that provision, in the event of issuances of stock options and/or convertible instruments with anti-dilution provisions (providing for the adjustment of the exercise price, conversion price or other price or rate at which shares of common stock thereunder may be purchased, acquired or converted, and/or any upward adjustment in the number of shares of common stock issuable) we may be required to lower the exercise price on this warrant and/or increase the number of shares underlying this warrant.

(3)
The warrants were classified as derivative warrant liabilities in our balance sheets due to the Share Sequencing as of December 31, 2016, and were reclassified to equity (deficit) effective March 31, 2017.

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of March 31, 2017, the fair value of our Corporate segment debt (Level 3 measurement) is approximately $4.5 million higher than the $5.6 million carrying value of that debt, based on current market rates for similar debt with similar maturities.  The fair value of our Brazil segment debt (Level 3 measurement) approximates the $7.3 million carrying value of that debt based on the current market rates for similar debt with similar maturities.

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

	Level 1	Level 2	Level 3	Total
Total liabilities at fair value, as of March 31, 2017 - derivative warrant liabilities	$-	$-	$(494)	$(494)
Total liabilities at fair value, as of December 31, 2016 - derivative warrant liabilities	$-	$-	$(1,527)	$(1,527)

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

	March 31, 2017	December 31, 2016
Risk-free interest rate	0.8%	0.6% -1.9%
	(0.8% weighted average)	(1.6% weighted average)
Expected volatility	80%	64%
	(80% weighted average)	(64% weighted average)

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the changes in Level 3 items measured at fair value on a recurring basis (in thousands).

Total Level 3 Fair Value	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Reclassify to (Deficit) Equity	Fair Value, at End of Period
		(1)
Three Months Ended March 31, 2017, derivative warrant liabilities	$(1,527)	$1,099	$(7,917)	$7,851	$(494)
Three Months Ended March 31, 2016, derivative warrant liabilities	$(678)	$811	$(2,473)	$-	$(2,340)

(1)	Included in change in fair value of derivative warrant liabilities in our unaudited condensed consolidated statements of operations.

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

Irgovel Litigation

Irgovel is a defendant in several labor claims, mainly related to overtime, illnesses allegedly contracted at work and work-related injuries and salary related matters for periods prior to the acquisition of Irgovel by RiceBran.  The labor suits are mainly in the lower courts, and for the majority of the cases a decision for the dismissal of the claims has been granted.  None of these labor claims is individually significant.  Management believes it’s unlikely there will be a judgment against Irgovel, however, in the event the court does issue a judgment against Irgovel, it could be approximately $0.9 million.

Irgovel accrues for losses on tax and other legal contingencies when it has a present obligation, formalized or not, as a result of a past event, it is probable that an outflow of resources will be required to settle the obligation and the amount of the obligation can be reliably estimated. Irgovel is a party to several other pending litigations and administrative proceedings at the Federal, State and Municipal level.  The assessment of the likelihood of an unfavorable outcome in these litigations and proceedings includes the analysis of the evidence available, the hierarchy of the applicable laws, available former court decisions, as well as the most recent court decisions and their importance to the Brazilian legal system, as well as the opinions of our external and in-house legal counsels.  We record amounts considered sufficient by our management to cover probable losses based on these elements.

Irgovel - Events of Default

As further described in Note 5, Irgovel is required to meet minimum annual processing targets or to achieve EBITDA on a local currency basis of at least R$4.0 million annually. If not achieved, this would result in an event of default under our existing agreements with the Investors.  It is possible that an event of default may be triggered as of December 31, 2017 and a waiver of non-compliance may not be obtained from the Investors.

Employment Contracts and Severance Payments

We have employment contracts with certain officers and key management that include provisions for potential severance payments in the event of without-cause terminations or terminations under certain circumstances after a change in control.  In addition, vesting of outstanding nonvested equity grants would accelerate following a change in control.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10. RELATED PARTY TRANSACTIONS

Transactions with Baruch Halpern

Prior to 2017, entities beneficially owned by Baruch Halpern, a director, invested in our subordinated notes and related warrants prior to 2014.  As of March 31, 2017, and throughout the first quarter of 2017, Mr. Halpern beneficially held approximately 43% of our outstanding subordinated notes and related warrants.  See Note 7 for information related to the modification of the subordinated notes, repricing of related warrants and the issuance of warrants to subordinated note holders in February 2017.  In the three months ended March 31, 2017 and 2016, we expensed $0.1 million and paid $0.2 million, of interest on the subordinated notes beneficially owned by Mr. Halpern.

NOTE 11. FAILURE TO COMPLY WITH NASDAQ LISTING REQUIREMENTS

On August 18, 2016, we received a notification letter from The Nasdaq Stock Market LLC (Nasdaq) indicating that we have failed to comply with the minimum stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1). Nasdaq Listing Rule 5550(b)(1) requires that companies listed on the Nasdaq Capital Market maintain a minimum of $2.5 million in stockholders’ equity for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1).  As of June 30, 2016, we reported stockholders’ deficit of $36,000.

We submitted our plan to regain compliance in October 2016.  On November 15, 2016, based on information we submitted to Nasdaq, the Staff granted us the maximum allowable 180-day extension to February 14, 2017 to evidence compliance with the minimum stockholders’ equity requirement.  On February 16, 2017, we received a determination letter from the Nasdaq Listing Qualifications Staff stating that we had not regained compliance with the minimum stockholders’ equity requirement.  The letter also stated our common stock would be delisted from The Nasdaq Capital Market at the opening of business on February 27, 2017 unless we request a hearing before the Nasdaq Hearing Panel.

We requested and were granted a hearing before the panel to appeal the Letter on March 30, 2017.  After that hearing, on April 24, 2017, we received a decision letter from Nasdaq stating that the panel granted the request we made at the hearing for continued listing provided that, on or before May 15, 2017, we have announced that our equity is over $2.5 million.  We must also at that time provide the panel with updated projections showing stockholders’ equity through May 2018. As reported herein our equity is $7.9 million and exceeds the minimum as of March 31, 2017.

On March 10, 2017, we received a notification letter from Nasdaq indicating that we have failed to comply with the minimum bid price requirement of Nasdaq List Rule 5550(a)(2).  Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum price of $1.00 for 10 consecutive business days.  Nasdaq rules allow for a compliance period of 180 calendar days, or until September 6, 2017, in which to regain compliance.  If this appears unlikely as September 6, 2017, approaches, we are committed to taking actions that would enable us to regain compliance, including, if necessary, completing a reverse split of our common stock to increase its share price above the $1 minimum bid price.

There can be no assurance that we will meet the minimum stockholders’ equity requirement or the minimum bid price requirement during any compliance period or in the future, or otherwise meet Nasdaq compliance standards, or that Nasdaq will grant us any relief from delisting as necessary, or that we will be able to ultimately meet applicable Nasdaq requirements for any such relief.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12. SEGMENT INFORMATION

The tables below present segment information for the periods identified and provide reconciliations of segment information to total consolidated information (in thousands).

Three Months Ended March 31, 2017	Corporate	USA	Brazil	Consolidated
Revenues	$-	$8,032	$3,403	$11,435
Cost of goods sold	-	5,449	3,475	8,924
Gross profit	-	2,583	(72)	2,511
Depreciation and amortization (in selling, general and administrative)	(16)	(82)	(16)	(114)
Other operating expense	(1,375)	(1,020)	(518)	(2,913)
Income (loss) from operations	$(1,391)	$1,481	$(606)	$(516)

Net income (loss) attributable to RiceBran Technologies shareholders	$(3,124)	$1,481	$(639)	$(2,282)
Interest expense	1,057	-	349	1,406
Depreciation (in cost of goods sold)	-	204	265	469
Purchases of property	-	53	79	132

Three Months Ended March 31, 2016	Corporate	USA	Brazil	Consolidated
Revenues	$-	$7,754	$2,297	$10,051
Cost of goods sold	-	5,294	2,520	7,814
Gross profit	-	2,460	(223)	2,237
Depreciation and amortization (in selling, general and administrative)	(23)	(314)	(11)	(348)
Other operating expense	(1,274)	(1,375)	(730)	(3,379)
Loss from operations	$(1,297)	$771	$(964)	$(1,490)

Net income (loss) attributable to RiceBran Technologies shareholders	$433	$771	$(904)	$300
Interest expense	679	-	412	1,091
Depreciation (in cost of goods sold)	-	179	194	373
Purchases of property	-	65	143	208

The tables below present segment information for selected balance sheet accounts (in thousands).

	Corporate	USA	Brazil	Consolidated
As of March 31, 2017
Inventories	$-	$2,850	$1,178	$4,028
Property and equipment, net	378	7,451	11,052	18,881
Goodwill	-	790	-	790
Intangible assets, net	-	206	-	206
Total assets	3,873	13,960	14,630	32,463

As of December 31, 2016
Inventories	-	2,848	925	3,773
Property and equipment, net	392	7,652	10,889	18,933
Goodwill	-	790	-	790
Intangible assets, net	-	242	-	242
Total assets	1,339	13,486	14,020	28,845

The following table presents revenue by geographic area for the three months ended March 31, 2017 and 2016 (in thousands).

	Three Months Ended
	2017	2016
United States	$6,927	$7,029
Brazil	2,918	2,087
Other international	1,590	935
Total revenues	$11,435	$10,051

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

See Note 2 of our Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of going concern considerations and management’s plans.

See Note 3 of our Notes to Unaudited Condensed Consolidated Financial Statements for a description of our business and the operating segments of our business.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2017 and 2016

Revenue and Gross Profit

Revenues (in thousands):

	Three Months Ended March 31,
	2017	% of Total Revenues	2016	% of Total Revenues	Change	% Change
USA segment	$8,032	70.2	$7,754	77.1	$278	3.6
Brazil segment	3,403	29.8	2,297	22.9	1,106	48.1
Total revenues	$11,435	100.0	$10,051	100.0	$1,384	13.8

Consolidated revenues for the first quarter of 2017 were $11.4 million compared to $10.1 million in the prior year quarter, an increase of $1.4 million.

USA segment revenues increased $0.3 million, or 3.6%, quarter over quarter.  Food product revenues increased 1.7%, quarter over quarter. Animal nutrition product revenues increased 4.2% over prior year levels driven due to organic growth.

Brazil segment revenues increased $1.1 million, or 48.1%, quarter over quarter.  The average Brazilian Real to US Dollar exchange rate increased 24% quarter over quarter.  On a local currency basis, Brazil segment revenue improved by 21% quarter over quarter.  The more favorable exchange rate combined with a 14% increase in raw bran processed and favorable sales mix (higher value oil related revenues) resulted in significantly higher revenues.  In the prior year quarter, the Brazil segment was challenged with bran availability issues due to weather and inadequate working capital.  Weather issues affecting the rice harvest have abated since 2017.  However, working capital, although significantly improved, remains a challenge.

Gross profit (in thousands):

	Three Months Ended March 31,
	2017	Gross Profit %	2016	Gross Profit %	Change	Change in Gross Profit %
USA segment	$2,583	32.2	$2,460	31.7	$123	0.5
Brazil segment	(72)	(2.1)	(223)	(9.7)	151	7.6
Total gross profit	$2,511	22.0	$2,237	22.3	$274	(0.3)

Consolidated gross profit in the first quarter of 2017 increased by $0.3 million, with gross profit percentage relatively constant at 22.0% compared to 22.3% in the prior year quarter.

The USA segment gross profit percentage was relatively constant at 32% for the first quarter of 2017 versus the prior year quarter.  As noted above, both food and animal nutrition revenues increased slightly quarter over quarter.  In the first quarter of 2017, raw bran prices decreased approximately 11% versus the prior year quarter, leading to a slight improvement in margin performance during the quarter of approximately 1%.

The Brazil segment continued to experience negative gross profit in the first quarter of 2017, although it improved by 7.6 percentage points from the prior year quarter.  As noted above, raw bran processing volume increased 14% in the first quarter of 2017 resulting in a significant gross profit improvement.  While the Brazil segment has not reached targeted production levels in the current quarter, it has improved to 58% of targeted capacity and continued improvement is anticipated.  In the first quarter of 2016, the Brazil segment was facing critical challenges primarily due to: (1) adverse weather conditions reducing the volume of rice during harvest, (2) competition for purchasing raw bran and (3) insufficient working capital to meet raw bran supplier payment demands.  This contributed to a significant decline in raw bran processing volume in the prior year.  The plant was only operating at approximately 16% of its targeted capacity of 300 metric tons per day resulting in very inefficient operations and significant negative gross profit last year.

Index
Operating Expenses (in thousands):

	Three Months Ended March 31, 2017
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,375	$1,020	$518	$2,913
Depreciation and amortization	16	82	16	114
Total operating expenses	$1,391	$1,102	$534	$3,027

	Three Months Ended March 31, 2016
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$1,274	$1,375	$730	$3,379
Depreciation and amortization	23	314	11	348
Total operating expenses	$1,297	$1,689	$741	$3,727

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Selling, general and administrative	$(101)	$355	$212	$466
Depreciation and amortization	7	232	(5)	234
Total operating expenses	$(94)	$587	$207	$700

Consolidated operating expenses were $3.0 million for the first quarter of 2017, compared to $3.7 million for the first quarter of 2016, a decrease of $0.7 million.

Corporate segment selling, general and administrative expenses (SG&A) in the first quarter of 2017 increased $0.1 million over the prior year quarter primarily due to professional fees related to the Nasdaq listing compliance hearing (see Note 11) and expenses accrued for a retention bonus program related to the corporate office relocation.

USA segment SG&A expenses decreased $0.4 million in the current quarter as compared to prior year. The decrease is related to the strategic effort to manage costs and expenses. Due to a reduction of staff and outside sales consultants, the SG&A salary, bonus, wages and benefit related expenses decreased $0.3 million. Tradeshow and travel related expenses also decreased by $0.1 million.

Brazil segment SG&A expenses decreased $0.2 million in the current quarter due to cost reduction efforts that were implemented to reduce administrative personnel overhead during the quarter along with reduced commissions and other selling costs associated with the decline in revenues.  The average Brazilian Real to US Dollar exchange rate increased 24% quarter over quarter.

Consolidated depreciation and amortization decreased $0.2 million quarter over quarter, primarily due to the impact of certain USA segment intangible assets becoming fully amortized subsequent to the fourth quarter of 2016.

Index
Other Income (Expense) (in thousands):

	Three Months Ended March 31, 2017
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$3	$3
Interest expense	(1,057)	-	(349)	(1,406)
Change in fair value of derivative warrant liabilities	1,099	-	-	1,099
Gain on resolution of Irgovel purchase litigation	-	-	-	-
Foreign currency exchange, net	-	-	19	19
Loss on extinguishment of debt	(1,680)	-	-	(1,680)
Other	(96)	-	(24)	(120)
Other income (expense)	$(1,734)	$-	$(351)	$(2,085)

	Three Months Ended March 31, 2016
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$34	$34
Interest expense	(679)	-	(412)	(1,091)
Change in fair value of derivative warrant liabilities	811	-	-	811
Gain on resolution of Irgovel purchase litigation	1,598	-	-	1,598
Foreign currency exchange, net	-	-	66	66
Loss on extinguishment of debt	-	-	-	-
Other	-	-	(66)	(66)
Other income (expense)	$1,730	$-	$(378)	$1,352

	Favorable (Unfavorable) Change
	Corporate	USA	Brazil	Consolidated
Interest income	$-	$-	$(31)	$(31)
Interest expense	(378)	-	63	(315)
Change in fair value of derivative warrant liabilities	288	-	-	288
Gain on resolution of Irgovel purchase litigation	(1,598)	-	-	(1,598)
Foreign currency exchange, net	-	-	(47)	(47)
Loss on extinguishment of debt	(1,680)	-	-	(1,680)
Other	(96)	-	42	(54)
Other income (expense)	$(3,464)	$-	$27	$(3,437)

Consolidated other income (expense) was $2.1 million of other expense for the first quarter of 2017 compared to $1.4 million of other income for the first quarter of 2016.

The Corporate segment experienced an increase in other expense of $3.5 million.  The $0.4 million increase in interest expense is related to accreting the previous senior lender note (see Note 7) to face value when the note was fully paid off in February 2017.  The $1.7 million increase in debt extinguishment expense is related to the extinguishment and replacement of subordinated notes in February 2017 (see Note 7).  Additionally, a $1.6 million increase in expense is associated with the gain on resolution of Irgovel purchase litigation recognized in the prior year period.

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

With respect to liquidity and capital resources, we manage the Brazil segment, consisting currently of our plant in Brazil, separately from our U.S. based Corporate and USA segments.  Cash on hand at our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement for Nutra SA.  Cash used in operating activities for the three months ended March 31, 2017 and 2016, is presented below by segment (in thousands).

Index
	Three Months Ended March 31, 2017
	Corporate and USA	Brazil	Consolidated
Net loss	$(1,643)	$(958)	$(2,601)
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	302	281	583
Change in fair value of derivative warrant and conversion liabilities	(1,099)	-	(1,099)
Loss on extinguishment of debt	1,680	-	1,680
Other adjustments, net	852	29	881
Changes in operating assets and liabilities	(996)	(337)	(1,333)
Net cash used in operating activities	$(904)	$(985)	$(1,889)

	Three Months Ended March 31, 2016
	Corporate and USA	Brazil	Consolidated
Net loss	$1,205	$(1,343)	$(138)
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	516	205	721
Change in fair value of derivative warrant and conversion liabilities	(811)	-	(811)
Gain on resolution of Irgovel purchase litigation	(1,598)	-	(1,598)
Other adjustments, net	535	37	572
Changes in operating assets and liabilities	(1,285)	493	(792)
Net cash used in operating activities	$(1,438)	$(608)	$(2,046)

On a combined basis, the Corporate and USA segments used $0.9 million of cash in operating activities in the first three months of 2017 compared to using $1.4 million of cash in the first three months of 2016.  The improvement was primarily attributable to slightly improved gross profit and reduced SG&A expenses resulting from strategic cost cutting efforts.

The Brazil segment used $1.0 million of cash in operating activities in the first three months of 2017, compared to a $0.6 million use of cash in the first three months of 2016.  The increased use of cash is directly attributable to a net increase in working capital resulting from higher receivables and lower accounts payable.

Beginning in the second quarter of 2016 and through the fourth quarter of 2016, the Brazil segment experienced severe cash shortages resulting in an increase in accounts payable (principally to raw bran suppliers) and accrued payroll related tax obligations as we delayed non-essential payments.  The nonpayment of working capital liabilities resulted in suppliers refusing to ship raw bran and other materials necessary to maintain steady operation of the plant.  In addition to the Brazil segment working capital issues, the funds necessary to meet scheduled debt payments no longer existed without additional equity funding. As a result, the Brazil segment ceased making all bank debt payments in the second and third quarters of 2016.  Discussions have ensued with the related banks with regard to renegotiation of existing debt agreements and are ongoing.  However, there is no assurance these discussions will be successful.  In 2016, our minority partner contributed $1.7 million to Irgovel and an additional $0.7 million through April of 2017.  With this equity support, Irgovel management has negotiated various raw bran supply agreements that will allow Irgovel to obtain rice bran on a consistent basis with set pricing.  We continue to closely monitor Irgovel’s operations and related funding requirements.

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

For further information about other critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition, liquidity or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2017, we issued the securities described below without registration under the Securities Act.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  All issuances below were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

As a result of the February 2017 transactions described in Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements, we were required under the full ratchet anti-dilution provisions contained in two warrants to reduce the exercise price on the warrants from $1.50 per share to $0.96 per share and increase the number of shares of common stock underlying these warrants from 1,489,868 shares to 2,327,919 shares.  All of the changes were to warrants held by the existing warrant holder without additional consideration pursuant to the terms of the prior financings in connection with which the warrants were issued, and no commission or other remuneration was paid or given directly or indirectly to any person in connection therewith.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Index
Item 6.	Exhibits

The following exhibits are attached hereto and filed herewith:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Here- with
3.01	Form of Certificate of Determination of Preferences and Rights of Series G Convertible Preferred Stock, as filed with the Secretary of State of California on February 9, 2017	8-K	000-32565	3.1	February 15, 2017
3.02	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on February 15, 2017	S-3	333-217131	3.1.9	April, 04, 2017
3.03	Amendment of Bylaws, effective as of February 13, 2017	S-3	333-217131	3.9.4	April, 04, 2017
4.01	Form of Warrant (Preferred Private Placement)	8-K	001-36245	4.1	February 15, 2017
4.02	Form of Debenture	8-K	001-36245	4.2	February 15, 2017
4.03	Form of Warrant (Debt Private Placement)	8-K	001-36245	4.3	February 15, 2017
4.04	Form of Warrant (Amendment to Sub-Debt)	8-K	001-36245	4.4	February 15, 2017
10.01	Limited Waiver and Amendment Agreement dated November 21, 2016	10-K	001-36245	10.45	March 23, 2017
10.02	Independent Contractor Agreement	8-K	001-36245	10.1	December 29, 2016
10.03	Form of Securities Purchase Agreement dated February 9, 2017 (Preferred Private Placement)	8-K	001-36245	10.1	February 5, 2017
10.04	Registration Rights Agreement dated February 13, 2017 (Preferred Private Placement)	8-K	001-36245	10.2	February 5, 2017
10.05	Form of Securities Purchase Agreement dated February 9, 2017 (Debt Private Placement)	8-K	001-36245	10.3	February 5, 2017
10.06	Registration Rights Agreement dated February 13, 2017 (Debt Private Placement)	8-K	001-36245	10.4	February 5, 2017
10.07	Form of Security Agreement dated February 13, 2017	8-K	001-36245	10.5	February 5, 2017
10.08	Form of IP Security Agreement dated February 13, 2017	8-K	001-36245	10.6	February 5, 2017
10.09	Form of Subsidiary Guarantee dated February 13, 2017	8-K	001-36245	10.7	February 5, 2017
10.10	Form of Subordination Agreement dated February 13, 2017	8-K	001-36245	10.8	February 5, 2017
10.11	Form of Amendment Number Two to Loan Documents dated February 9, 2017	8-K	001-36245	10.9	February 5, 2017
10.12*	Employment Agreement with Brent R. Rystrom dated March 8, 2017	8-K	001-36245	10.1	March 13, 2017
10.13*	Amended and Restated Employment Agreement with Robert Smith dated as of March 8, 2017	8-K	001-36245	10.2	March 13, 2017
10.14*	Second Waiver of Investor Rights Agreement, dated as of March 31, 2017.	8-K	001-36245	10.2	April 06, 2017
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS (1)	XBRL Instance Document					X
101.SCH (1)	XBRL Taxonomy Extension Schema Document					X
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF (1)	XBRL Taxonomy Extension Calculation Definition Linkbase Document					X
101.LAB (1)	XBRL Taxonomy Extension Calculation Label Linkbase Document					X
101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Linkbase Document					X

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

Dated: May 12, 2017

/s/ Robert Smith
Robert Smith
Chief Executive Officer

/s/ Brent Rystrom
Brent Rystrom
Chief Financial Officer