Form 10-Q
period 2017-06-30
RiceBran Technologies
filed 2017-08-14
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-32565
RiceBran Technologies
(Exact Name of Registrant as Specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	87-0673375 (I.R.S. Employer Identification No.)
2928 Ramco Street, Suite 120 West Sacramento, CA (Address of Principal Executive Offices)	95691 (Zip Code)

Issuer’s telephone number, including area code:  (602) 522-3000

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒  No ☐

As of July 31, 2017, shares of the registrant’s common stock outstanding totaled 13,512,319.

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

RiceBran Technologies
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2017 and 2016
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016

Revenues	$3,146	$3,233	$6,761	$6,499
Cost of goods sold	2,348	2,431	4,776	4,765
Gross profit	798	802	1,985	1,734
Selling, general and administrative expenses	2,667	3,676	4,933	6,288
Loss from operations	(1,869)	(2,874)	(2,948)	(4,554)
Other income (expense):
Interest expense	(475)	(454)	(1,530)	(1,132)
Change in fair value of derivative warrant liabilities	22	(1,663)	1,121	(852)
Loss on extinguishment of debt	-	-	(1,680)	-
Gain on resolution of Irgovel purchase litigation	-	-	-	1,598
Other income	37	-	37	-
Other expense	(4)	-	(100)	-
Total other income (expense)	(420)	(2,117)	(2,152)	(386)
Loss before income taxes	(2,289)	(4,991)	(5,100)	(4,940)
Income tax benefit	515	515	912	907
Loss from continuing operations	(1,774)	(4,476)	(4,188)	(4,033)
Income (loss) from discontinued operations, net of tax	304	(3,640)	117	(4,221)
Net loss	(1,470)	(8,116)	(4,071)	(8,254)
Less - Net loss attributable to noncontrolling interest in discontinued operations	(248)	(1,508)	(567)	(1,946)
Net loss attributable to RiceBran Technologies shareholders	(1,222)	(6,608)	(3,504)	(6,308)
Less - Dividends on preferred stock--beneficial conversion feature	-	-	778	551
Net loss attributable to RiceBran Technologies common shareholders	$(1,222)	$(6,608)	$(4,282)	$(6,859)

Basic earnings (loss) per common share:
Continuing operations	$(0.18)	$(0.48)	$(0.51)	$(0.50)
Discontinued operations	0.06	(0.24)	0.07	(0.24)
Basic loss per common share - RiceBran Technologies	$(0.12)	$(0.72)	$(0.44)	$(0.74)

Diluted earnings (loss) per common share:
Continuing operations	$(0.18)	$(0.48)	$(0.51)	$(0.50)
Discontinued operations	0.06	(0.24)	0.07	(0.24)
Diluted loss per common share - RiceBran Technologies	$(0.12)	$(0.72)	$(0.44)	$(0.74)

Weighted average number of shares outstanding:
Basic	9,794,405	9,231,619	9,726,268	9,223,651
Diluted	9,794,405	9,231,619	9,726,268	9,223,651

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2017 and 2016
(Unaudited) (in thousands)

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016

Net loss	$(1,470)	$(8,116)	$(4,071)	$(8,254)

Other comprehensive income - foreign currency translation, net of tax	17	413	162	859

Comprehensive loss, net of tax	(1,453)	(7,703)	(3,909)	(7,395)

Less - Comprehensive loss attributable to noncontrolling interest, net of tax	(250)	(1,375)	(518)	(1,668)

Total comprehensive loss attributable to RiceBran Technologies shareholders	$(1,203)	$(6,328)	$(3,391)	$(5,727)

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Balance Sheets
June 30, 2017 (Unaudited) and December 31, 2016
(in thousands, except share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,184	$342
Accounts receivable, net of allowance for doubtful accounts of $8 and $12	1,132	1,094
Inventories	943	933
Deposits and other current assets	471	824
Current assets held for sale	5,698	4,335
Total current assets	11,428	7,528
Property and equipment, net	6,810	7,025
Intangible assets, net	171	242
Noncurrent assets held for sale	13,172	14,050
Total assets	$31,581	$28,845

LIABILITIES, TEMPORARY EQUITY AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$640	$714
Accrued salary, wages and benefits	591	496
Accrued expenses	439	1,288
Current maturities of long-term debt	24	3,063
Current liabilities held for sale	16,589	15,801
Total current liabilities	18,283	21,362
Long-term debt, less current portion	5,892	5,964
Derivative warrant liabilities	472	1,527
Deferred tax liability	33	29
Noncurrent liabilities held for sale	41	44
Total liabilities	24,721	28,926
Commitments and contingencies
Temporary equity
Preferred stock, Series F, convertible, 20,000,000 shares authorized, 3,000 convertible shares issued and outstanding	-	551
Total temporary equity	-	551
Equity (deficit):
Equity (deficit) attributable to RiceBran Technologies shareholders:
Preferred stock, 20,000,0000 shares authorized:
Series F, convertible, 3,000 shares authorized, 2,685 issued and outstanding	493	-
Series G, convertible, 3,000 shares authorized and 1,989 issued and outstanding	988	-
Common stock, no par value, 50,000,000 shares authorized, 11,575,187 and 10,790,351 shares issued and outstanding	274,419	264,232
Accumulated deficit	(264,240)	(259,819)
Accumulated deficit attributable to noncontrolling interest in discontinued operation	(567)	(699)
Accumulated other comprehensive loss	(4,233)	(4,346)
Total equity (deficit) attributable to RiceBran Technologies shareholders	6,860	(632)
Total liabilities, temporary equity and equity (deficit)	$31,581	$28,845

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2017 and 2016
(Unaudited) (in thousands)

	2017	2016
Cash flow from operating activities:
Net loss	$(4,071)	$(8,254)
Income (loss) from discontinued operations	117	(4,221)
Loss from continuing operations	(4,188)	(4,033)
Adjustments to reconcile net loss to net cash used in operating activities of discontinued operations:
Depreciation and amortization	414	452
Stock and share-based compensation	654	477
Change in fair value of derivative warrant and conversion liabilities	(1,121)	852
Loss on extinguishment of debt	1,680	-
Gain on resolution of Irgovel purchase litigation	-	(1,598)
Interest accreted	893	403
Other	58	-
Cash provided by discontinued operations	(876)	(1,763)
Changes in operating assets and liabilities:
Accounts receivable	(38)	(113)
Inventories	(16)	161
Accounts payable and accrued expenses	(824)	186
Other	353	(52)
Net cash used in operating activities of continuing operations	(3,011)	(5,028)
Net cash provided by operating activities of discontinued operations	973	3,244
Net cash used in operating activities	(2,038)	(1,784)

Cash flows from investing activities:
Change in restricted cash	-	1,921
Purchases of property	(139)	(209)
Net cash (used in) provided by investing activities of continuing operations	(139)	1,712
Net cash used in investing activities of discontinued operations	(108)	(208)
Net cash (used in) provided by investing activities	(247)	1,504

Cash flows from financing activities:
Payments of debt	(7,159)	(15,703)
Proceeds from issuance of debt, net of issuance costs	3,779	14,801
Proceeds from issuance of debt and warrants, net of issuance costs	5,518	300
Proceeds from issuance of preferred stock and warrants, net of issuance costs	1,747	2,554
Other	(12)	(9)
Net cash provided by financing activities of continuing operations	3,873	1,943
Net cash provided by (used in) financing activities of discontinued operations	1,112	(815)
Net cash provided by financing activities	4,985	1,128

Effect of exchange rate changes on cash and cash equivalents of discontinued operations	142	(38)
Net change in cash and cash equivalents	2,842	810
Cash and cash equivalents, beginning of period	342	966
Cash and cash equivalents, end of period	$3,184	$1,776

Supplemental disclosures:
Cash paid for interest	$922	$942
Cash paid for income taxes	-	-

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

NOTE 2. DISCONTINUED OPERATIONS

Healthy Natural (HN) Discontinued Operations

The Company continuously assesses the composition of our portfolio to ensure it is aligned with our strategic objectives and positioned to maximize growth and return to our shareholders.  In the second quarter of 2017, we began exploring strategic options for our wholly-owned subsidiary, Healthy Natural, Inc. (HN).  In July 2017, we completed the sale of the assets of HN for $18.3 million in cash, net of assumed liabilities.  HN was reported as part of our USA segment.  The purchase price is subject to adjustment if the estimated closing working capital with respect to the assets sold and the liabilities assumed is different than the actual closing working capital for those assets and liabilities.  The sale agreement contains customary indemnification provisions and provisions that restrict us from engaging in a business conducted by HN for five years from the date of closing.  We are providing certain support services under transition services agreement for a limited period of time.  These support services are not expected to have a material impact on our consolidated statements of operations in 2017.

The following table summarizes the initial distribution of proceeds (in thousands).

Purchase price, net of assumed liabilities	$18,283
Estimated expenses	(934)
Net proceeds	$17,349

Repayment of senior debentures	$6,600
Repayment of subordinated debt and related interest	5,963
Repayment of other liabilities	56
Escrow for working capital adjustments	225
Escrow for indemnity claims	550
$13,394

We have not completed our accounting for the sale of HN.  On a preliminary basis, we estimate the net carrying value of HN as of the date of sale at $4.0 million and the third quarter 2017 gain on sale as $8.8 million, net of $4.5 million income tax provision.  The Internal Revenue Service rules in this area are complex and we have not yet completed an analysis of what net operating losses, if any, will be available to reduce the taxes owed on the gain.  In addition, we expect to recognize a third quarter 2017 expense from the proceeds from the sale of HN of approximately $6.0 million related to the extinguishment of the senior debentures and approximately $0.7 million related to the extinguishment of the subordinated debt and related interest.  We will be required to accrete the senior debentures from their $0.6 million carrying amount to their $6.6 million face value upon extinguishment and accrete the subordinated debt from their $5.3 million carrying amount to their $6.0 million face value upon extinguishment.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

We determined that the disposal met the criteria for presentation as discontinued operations in the second quarter of 2017.  Accordingly, HN results are presented as discontinued operations in our consolidated statements of operations and are excluded from continuing operations for all periods presented.  In addition, the HN assets and liabilities are classified as held for sale in our consolidated balance sheets for all periods presented.

The following table summarizes the major line items included in the income (loss) from discontinued operations for the divestitures of HN (in thousands).

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Revenues	$5,064	$5,546	$9,481	$10,034
Cost of goods sold	(3,336)	(3,702)	(6,358)	(6,661)
Selling, general and administrative expenses	(215)	(329)	(443)	(704)
Income from discontinued operations, before income taxes	1,513	1,515	2,680	2,669
Income taxes	(515)	(515)	(912)	(907)
Income from discontinued operations, net of tax	$998	$1,000	$1,768	$1,762

The following table summarizes the carrying amounts of major classes of HN assets and liabilities classified as held for sale (in thousands).

	June 30, 2017	December 31, 2016
Accounts receivable, net	$1,362	$592
Inventories	1,887	1,915
Other current asssets held for sale	32	23
Property and equipment	882	1,019
Intangible	791	791
Other noncurrent assets held for sale	24	24
Total assets held for sale	$4,978	$4,364
Accounts payable	$567	$443
Accrued expenses	346	382
Long term liabilities	41	44
Total liabilities held for sale	$954	$869

The following table summarizes the major line items included in cash flows from discontinued operations of HN for the six months ended June 30, 2017 and 2016 (in thousands).

	Six Months Ended
	2017	2016

Net cash provided by operating activities	$2,141	$2,235
Net cash used in investing activities	(15)	(75)
Net cash used in financing activities	(7)	-
Net cash provided to continuing operations	$(2,119)	$(2,160)

Nutra SA Discontinued Operations

We hold a variable interest in our equity interest in Nutra SA.  Nutra SA’s only operating subsidiary is Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), located in Pelotas, Brazil.  We are the primary beneficiary of Nutra SA, and as such, Nutra SA’s assets, liabilities and results of operations are included in our consolidated financial statements.  In the second quarter of 2017, we determined that our plans to divest our investment in Nutra SA met the criteria for presentation as discontinued operations.  Accordingly, the Nutra SA consolidated results are presented as discontinued operations in our condensed consolidated statements of operations and are excluded from continuing operations for all periods presented.  In addition, Nutra SA consolidated assets and liabilities are classified as held for sale in our consolidated balance sheets for all periods presented.  Other equity holders’ (Investors) interests in Nutra SA are reflected in net loss attributable to noncontrolling interest in discontinued operations in the condensed consolidated statements of operations and accumulated deficit attributable to noncontrolling interest in discontinued operations in the condensed consolidated balance sheets.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the major line items included in income (loss) from discontinued operations for Nutra SA in the three and six months ended June 30, 2017 and 2016 (in thousands).

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Revenues	$2,960	$1,767	$6,363	$4,064
Cost of goods sold	(2,800)	(2,428)	(6,275)	(4,949)
Selling, general and administrative expenses	(497)	(640)	(1,031)	(1,382)
Goodwill impairment	-	(3,024)	-	(3,024)
Other expense	(357)	(315)	(708)	(692)
Loss from discontinued operations, before income taxes	(694)	(4,640)	(1,651)	(5,983)
Income taxes	-	-	-	-
Loss from discontinued operations, net of tax	$(694)	$(4,640)	$(1,651)	$(5,983)

The following table summarizes the carrying amounts of major classes of Nutra SA assets and liabilities classified as held for sale (in thousands).

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$41	$109
Accounts receivable, net (restricted $363 and $398)	326	398
Inventories	1,138	925
Other current asssets held for sale	912	373
Property and equipment, net (restricted $2,508 and $2,599 )	10,249	10,889
Other noncurrent assets held for sale	1,226	1,327
Total assets held for sale	$13,892	$14,021
Accounts payable	$2,222	$2,553
Accrued expenses	6,290	5,607
Current maturities of long-term debt (nonrecourse)	7,164	6,816
Total liabilities held for sale	$15,676	$14,976

Cash provided by Nutra SA operations are generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the LLC Agreement.  Therefore Nutra SA’s consolidated cash is classified as held for sale in our consolidated balance sheets.  Nutra SA’s debt is secured by Irgovel’s accounts receivable and property.  The non-Brazilian entities within the consolidated ownership group do not guarantee any of Nutra SA’s debt.

The following table summarizes the major line items included in cash flows from Nutra SA discontinued operations for the six months ended June 30, 2017 and 2016 (in thousands).

	Six Months Ended
	2017	2016

Net cash (used) provided by operating activities	$(1,236)	$1,106
Net cash used in investing activities	(93)	(156)
Net cash provided (used) by financing activities	1,119	(815)
Effect of exchange rate changes	142	(38)
Net change in cash and cash equivalents	(68)	97
Cash and cash equivalents, beginning of period	109	104
Cash and cash equivalents, end of period	$41	$201

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Nutra SA’s debt consists of the following (in thousands):

	June 30 2017	December 31, 2016
Capital expansion loans	$647	$2,454
Working capital lines of credit	1,090	401
Advances on customer export orders	2,482	1,113
Special tax programs	2,838	2,767
Other	107	81
	$7,164	$6,816

As of June 30, 2017, Irgovel had approximately $3.7 million (USD) of installment payments in arrears.  The banks have not called these loans in default, and management continues to work with the lenders to renegotiate payment terms, however, all Nutra SA debt has been classified as current in the accompanying consolidated balance sheet as of June 30, 2017. As of June 30, 2017, Irgovel had approximately $6.1 million of tax payments in arrears.  All taxes in arrears can be included in a new Brazil tax amnesty program, but to do so, the May 2017 and June 2017 installments (approximately $0.2 million) must be paid. All Nutra SA debt is denominated in the Brazilian Real (R$), except advances on customer export orders which are denominated in U.S. Dollars.  The fair value of Nutra SA debt (Level 3 measurement) approximates the $7.1 million carrying value of that debt based on the current market rates for similar debt with similar maturities.

Cash provided by operations in our Brazil segment is generally unavailable for distribution to our Corporate and USA segments pursuant to the terms of the limited liability company agreement of Nutra SA (LLC Agreement).

A summary of changes in redeemable noncontrolling interest in Nutra SA, reflected as accumulated deficit attributable to noncontrolling interest in discontinued operations, in the accompanying balance sheets, for the three and six months ended June 30, 2017 and 2016 (in thousands) follows.

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Redeemable noncontrolling interest in Nutra SA, beginning of period	$(416)	$(224)	$(699)	$69
Investors’ interest in net loss of Nutra SA	(249)	(1,508)	(567)	(1,946)
Investors’ interest in other comprehensive loss of Nutra SA	(2)	133	49	278
Investors purchase of additional membership interest	100	-	650	-
Redeemable noncontrolling interest in Nutra SA, end of period	$(567)	$(1,599)	$(567)	$(1,599)

Investors’ average interest in Nutra SA during the period	35.8%	32.4%	35.4%	32.1%
Investors’ interest in Nutra SA at the end of the period	35.7%	32.4%	35.7%	32.4%

The Investors have drag along rights which provide the Investors the ability to force a sale of Nutra SA assets after January 1, 2018.  The right terminates upon the occurrence of certain events (a $50 million Nutra SA initial public offering or a change of control, as defined in the LLC Agreement).  We may elect to exercise a right of first refusal to purchase the Investors’ interest instead of proceeding to a sale.  We have assessed the likelihood of the Investors exercising these rights as less than probable at June 30, 2017.  We will continue to evaluate the probability of the Investors exercising their drag along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest to fair value if and when it is probable the Investors will exercise these rights.

As the result of an amendment effective March 31, 2017, the Investors right to elect to exchange units in Nutra SA for our common stock terminated.  In exchange for the termination of this right, we paid the Investors $0.1 million.

Under the LLC Agreement, the business of Nutra SA is subject to the oversight of a management committee comprised of three of our representatives and two Investor representatives.  Upon an event of default or a qualifying event, we will no longer control the management committee and the management committee will include three Investor representatives and two of our representatives.  In addition, following an event of default or a qualifying event, a majority of the members of the management committee may replace the manager of Nutra SA.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2017, there have been no unwaived events of default.  Events of default, as defined in the Membership Interest Purchase Agreement (MIPA) and the October 2013 amendment of investment agreements, are failure of Irgovel to meet minimum annual processing targets or failure to achieve EBITDA on a local currency basis of at least R$4.0 million annually.

As of June 30, 2017, there have been no qualifying events.  The LLC Agreement defines a qualifying event as the bankruptcy of RiceBran Technologies or Nutra SA.

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

NOTE 3. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLAN

We have improved our cash position since December 31, 2016, as a result of a debt and equity raise in February 2017 and the sale of HN in July 2017.  However, on a consolidated basis, largely as a result of our Nutra SA losses, we continued to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern for a period of one year from the issue date of these financial statements.

In February 2017, as discussed further in Note 8, we received net proceeds of $7.2 million from the sale and issuance of preferred stock, senior debentures and related warrants.  The net proceeds were used in part to pay in full amounts owing our previous senior lender ($3.8 million) and to pay principal and accrued interest on our subordinated notes ($0.5 million).  Consequently, we believe we are adequately funded at this time to allow us to operate and execute on our business strategy for achieving consistent and positive operational cash flows from our remaining US operations.  In July 2017, as discussed further in Note 2, we received cash proceeds, net of expenses, of $18.3 million from the sale of HN a portion of which was used to pay off our senior debentures ($6.6 million) and subordinated notes ($6.0 million).  We continue to believe that we will be able to obtain additional funds to operate our business, should it be necessary; however, there can be no assurances that our efforts will prove successful.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Beginning in the second quarter of 2016 and through the second quarter of 2017, Irgovel experienced severe cash shortages resulting in an increase in accrued expenses and payroll related tax obligations.  Due to Irgovel’s working capital issues, Irgovel did not have the funds necessary to meet scheduled debt payments.  As a result, Irgovel ceased making all bank debt payments in the second and third quarters of 2016.  In 2016, our minority partners (the Investors) contributed $1.7 million to Nutra SA and an additional $0.7 million through June 30, 2017.  In 2016, we invested $1.1 million in Nutra SA.  Our board has determined it will no longer contribute any additional funds to Nutra SA.

NOTE 4. RECENT ACCOUNTING GUIDANCE

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

NOTE 5. LOSS PER SHARE (EPS)

Basic EPS is calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends.  Our outstanding convertible preferred stocks are considered participating securities as the holders may participate in undistributed earnings with holders of common shares and are not obligated to share in our net losses.

Diluted EPS is computed by dividing the net income attributable to RiceBran Technologies shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the impact of assumed exercises and conversions is dilutive.  The dilutive effects of outstanding options, warrants, nonvested shares and restricted stock units that vest solely on the basis of a service condition are calculated using the treasury stock method.  The dilutive effects of the outstanding preferred stock are calculated using the if-converted method.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Below are reconciliations of the numerators and denominators in the continuing operations EPS computations for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
NUMERATOR (in thousands):
Basic and diluted - loss from continuing operations	$(1,774)	$(4,476)	$(4,188)	$(4,033)
Dividend on preferred stock--beneficial conversion feature	-	-	(778)	(551)
Basic and diluted - adjusted loss from continuing operations	$(1,774)	$(4,476)	$(4,966)	$(4,584)

DENOMINATOR:
Basic EPS - weighted average number of common shares outstanding	9,794,405	9,231,619	9,726,268	9,223,651
Effect of dilutive securities outstanding	-	-	-	-
Diluted EPS - weighted average number of shares outstanding	9,794,405	9,231,619	9,726,268	9,223,651

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive:
Stock options	595,252	353,186	395,262	355,286
Warrants	23,460,192	10,842,006	20,547,647	9,777,065
Nonvested stock	1,217,650	1,265,386	1,206,997	1,066,236
Convertible preferred stock	3,879,603	2,000,000	3,469,299	1,417,582
Restricted stock unit awards	261,111	-	130,556	-

The impact of potentially dilutive securities outstanding at June 30, 2017 and 2016, was not included in the calculation of diluted EPS for the six months ended June 30, 2017 and 2016 because to do so would be antidilutive.  Those securities listed in the table above which were antidilutive for the periods presented, which remain outstanding, could potentially dilute EPS in the future.

NOTE 6. CONCENTRATIONS OF RISK

Our trade accounts receivable subject us to significant concentrations of credit risk.  We perform ongoing credit evaluations on our customers’ financial condition and generally do not require collateral.

Revenues and accounts receivable from certain significant customers are stated below as a percent of continuing operations total revenue for the six months ended June 30, 2017 and 2016.

	% of Total Revenue Six Months Ended		% of Total Accounts Receivable Six Months Ended
Customer	2017	2016	2017	2016
Customer 1	16%	12%	25%	18%
Customer 2	15%	12%	12%	*
Customer 3	*	*	*	*
Customer 4	*	*	*	*
Customer 5	*	*	*	11%
Others	69%	69%	63%	71%
Total	100%	93%	100%	100%

* Less than 10%

Purchases by continuing operations from certain significant suppliers are stated below as a percent of total purchases for the six months ended June 30, 2017 and 2016.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

	% of Total Purchases Six Months Ended
Supplier	2017	2016
Supplier 1	11%	15%
Supplier 2	*	*
Supplier 3	*	*
Supplier 4	*	*
Supplier 5	*	*
Others	89%	85%
Total	100%	100%

* Less than 10%

NOTE 7. DEBT

The following table summarizes current and long-term portions of debt (in thousands):

	June 30, 2017	December 31, 2016
Senior debentures, net, maturing in February 2019, principal $6.6 million	$589	$-
Subordinated notes, net, maturing in May 2019, principal $5.9 million	5,285	6,310
Other	42	75
Senior revolving loan	-	1,725
Senior term loan, net	-	917
	5,916	9,027
Current portion	24	3,063
Long-term portion	$5,892	$5,964

We repaid the senior debentures and the subordinated notes, in full, with the proceeds from the sale of HN in July 2017.  We expect to recognize a third quarter 2017 expense of approximately $6.0 million to accrete the debentures from their $0.6 million carrying amount to their $6.6 million face value upon extinguishment and approximately $0.7 million related to the extinguishment of the subordinated debt and related interest to accrete the subordinated debt from their $5.3 million carrying amount to their $6.0 million face value upon extinguishment.

We issued the senior debentures in the principal amount of $6.6 million and related warrants in a private placement, in February 2017.  The transaction, and the accounting therefore, is described further in Note 8.  We accreted interest on the debentures at an effective rate of 160.6% per year.

In connection with the senior debenture private placement, in February 2017, we entered into agreements that resulted in (i) a reduction in the annual interest rate on the subordinated notes from 11.75% to 7%, (ii) an extension of the maturity date of the subordinated notes to May 2019 from May 2018 and (iii) our first quarter 2017 payment of $0.2 million of note principal and $0.3 million of accrued note interest.  The entire transaction, and its accounting consequences, are described further in Note 8.  Beginning in February 2017, we accreted interest on the subordinated notes at an effective rate of 15.0% per year.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8. EQUITY, SHARE-BASED COMPENSATION AND WARRANTS

				Preferred	Common	Accumulated	Accumulated Deficit Attributable to Non-controlling Interest in	Accumulated Other Comp- rehensive	Equity

	Shares
	Preferred
	Series F	Series G	Common	Stock	Stock	Deficit	Nutra SA	Loss	(Deficit)
Balance, December 31, 2016	-	-	10,790,351	$-	$264,232	$(259,819)	$(699)	$(4,346)	$(632)
Issuance of common stock awards under equity incentive plans	-	-	550,273	-	613	-	-	-	613
Dividend on preferred stock - beneficial conversion feature	-	-	-	-	778	(778)	-	-	-
Modification of senior debenture holder warrants	-	-	-	-	582	-	-	-	582
Modification of subordinated note holder warrants	-	-	-	-	117	-	-	-	117
Change in classification of preferred stock to equity from liability	3,000	2,000	-	1,545	-	-	-	-	1,545
Change in classification of warrants to equity from liability	-	-	-	-	7,851	-	-	-	7,851
Conversion of preferred stock into common stock	(315)	(11)	220,439	(64)	203	(139)	-	-	-
Other	-	-	14,124	-	43	-	-	-	43
Proceeds from sale of membership interests	-	-	-	-	-	-	650	-	650
Foreign currency translation	-	-	-	-	-	-	49	113	162
Net loss	-	-	-	-	-	(3,504)	(567)	-	(4,071)
Balance, June 30, 2017	2,685	1,989	11,575,187	$1,481	$274,419	$(264,240)	$(567)	$(4,233)	$6,860

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of warrant activity for the six months ended June 30, 2017, follows.

	Equity Warrants			Liability Warrants
	Shares Underlying	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Underlying	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2016	6,364,110	5.77	2.4	4,474,868	$1.82	3.3
Issued	-	NA	NA	11,783,163	0.96	5.0
Impact of repricing debenture purchaser warrants:
Prior to repricing	(875,000)	5.49	2.1	-	NA	NA
After repricing	875,000	0.96	5.5	-	NA	NA
Impact of repricing subordinated note holder warants:
Prior to repricing	(289,669)	5.25	3.3	-	NA	NA
After repricing	289,669	0.96	3.3	-	NA	NA
Impact of anti-dilution clauses:
Prior to impact	-	NA	NA	(1,489,868)	1.50	0.8
After impact	-	NA	NA	2,327,919	0.96	0.8
Transfer from liability to equity	14,468,163	1.16	4.8	(14,468,163)	1.16	4.8
Exercised	-	NA	NA	-	NA	NA
Forfeited, expired or cancelled	-	NA	NA	-	NA	NA
Outstanding, June 30, 2017	20,832,273	$2.32	3.9	2,627,919	$1.03	0.7
Exercisable, June 30, 2017	19,957,273	$2.38	3.9	2,627,919	$1.03	0.7

Common Stock

In February 2017, shareholders approved and we filed an amendment to our articles of incorporation increasing our authorized shares of common stock from 25,000,000 to 50,000,000.

On February 14, 2017, we issued a former employee 108,696 shares of our common stock, in lieu of paying $100,000 cash for a 2016 bonus.

In June 2017, we issued 96,372 shares of common stock as transitional director compensation to the chairman of our board, who was awarded transitional director compensation in the amount of (i) $10,000 or 7,035 shares per month for July 2016 through December 2016 and (ii) $8,333 or 9,027 shares per month for January 2017 through March 2017.  The amount was payable in either cash or stock at the chairman’s election.  The chairman elected to receive shares of common stock.

In June 2017, we issued 345,205 shares of common stock to our directors at a grant date fair value of $0.90 per share.  The restricted stock awards vest on the earlier of June 2018 or one day before the date of the next annual shareholder meeting.

In the second quarter of 2017, we issued 220,439 shares of common stock upon conversion of 315 shares of Series F preferred stock and 11 shares of Series G preferred stock.  The common stock had a fair value at issuance of $0.2 million.  The difference between the fair value of the common stock issued and the carrying amount of the preferred stock was recorded as an increase in accumulated deficit.

In the third quarter of 2017, through the date of this filling, we issued 1,834,124 shares of common stock upon conversion of 2,186 shares of Series F preferred stock and 397 shares of Series G preferred stock.  The common stock had a fair value at issuance of $1.9 million.  The difference between the fair value of the common stock issued and the $0.6 million carrying amount of the preferred stock was recorded as an increase in accumulated deficit.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Share Sequencing

From June 2015 until March 2017, the minority interest holders in Nutra SA could elect to exchange units in Nutra SA for shares of our common stock, the number of common stock and warrants issuable upon this election, was variable and indeterminate.  For accounting purposes, we were not able to conclude that we had sufficient authorized and unissued shares to settle all contracts subject to the GAAP derivative guidance during the period the minority interest holders had this right, which terminated March 31, 2017.  Our adopted sequencing approach (Share Sequencing) was based on earliest issuance date, therefore, we were required to carry warrants issued between June 2015 and March 2017, at fair value, as derivative warrant liabilities, and preferred stock issued between June 2015 and March 2017, in temporary equity.  We reclassified the affected warrants from derivative liability to equity (deficit) at an amount equal to the warrants’ fair value on March 31, 2017, and we reclassified the amounts related to the 3,000 shares of Series F preferred stock and 2,000 shares of Series G preferred stock from temporary equity to equity (deficit) at the preferred stocks’ carrying amount on March 31, 2017.

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

Transactions with Senior Debenture Holders

In February 2017, we sold and issued in a private placement, for an aggregate subscription amount of $6.0 million: (i) senior debentures in the principal amount of $6.6 million and (ii) warrants to purchase an aggregate of 6,875,000 shares of common stock (exercise price of $0.96 per share, exercisable beginning February 2017 and expiration February 2022).  We received aggregate net proceeds of $5.5 million, after deducting placement agent fees and allocated expenses of $0.5 million.  Concurrently, we amended existing warrants, held by the debenture purchasers, for the purchase of up to 875,000 shares to (i) reduce the exercise prices from an average $5.49 per share to $0.96 per share, providing the warrants are not exercisable until August 2017, and (ii) change the expiration dates to August 2022, which increased the average remaining term of the warrants from 2.1 years to 5.5 years.  We recorded $4.6 million as an increase to derivative warrant liabilities, to record the warrants at their fair value on the date of issuance, the $0.5 million as an increase in common stock to record the change in fair value of existing warrants and the remaining $0.4 million to debt, debt issuance costs and debt discount.  We used the net proceeds from the offering to (i) pay off the senior revolving loan and term loan debt totaling $3.8 million and (ii) pay $0.2 million of principal and $0.3 million of interest due on subordinated notes and (iii) for working capital and general corporate purposes.  We filed a registration statement on Form S-3, which became effective in May 2017, to register the shares under the warrants issued to the senior debenture purchasers.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Transaction with Subordinated Note Holders

In connection with the February 2017 senior debenture private placement, we entered into agreements which resulted in (i) a reduction in the annual interest rate on the subordinated notes from 11.75%  to 7% (ii) an extension of the maturity date of the subordinated notes  to May 2019 from May 2018 (iii) the payment of an aggregate amount equal to $0.5 million on the subordinated notes; (iv) the issuance of warrants to purchase up to 3,484,675 shares of our common stock (exercise price of  $0.96 per share, expiration February 2022); and (v) the amendment of existing warrants held by the subordinated note holders for the purchase 289,669 shares of common stock to reduce the exercise price from $5.25 per share to $0.96 per share.  We accounted for the transaction as an extinguishment of debt and issuance of new debt.  In February 2017, we (i) recorded a loss on extinguishment of debt of $1.5 million, (ii) adjusted subordinated notes payable debt down by $0.9 million, to its fair value as of the transaction date, (iii) increased derivative liability $2.3 million, representing the fair value of the newly issued warrants, and (iv) increased common stock $0.1 million for the change in the fair value of the existing warrants.

Full Ratchet Anti-Dilution

As a result of the February 2017 transactions described above, the exercise price of certain warrants that contain full ratchet anti-dilution provisions was reduced from $1.50 per share to $0.96 per share and the number of shares of common stock underlying these warrants increased from 1,489,868 shares to 2,327,919 shares.

Equity Incentive Plan

In June 2017, shareholders approved a 1,700,000 increase in the authorized shares issuable under the 2014 Equity Incentive Plan (the 2014 Plan).  The total shares authorized under the 2014 Plan is now 3,300,000 shares.

Option Issuances

In the first quarter of 2017, we granted our chief executive officer an option to purchase 100,000 shares of our common stock at an exercise price of $0.76 per share.  The option vests as to 25,000 shares in August 2017 and the remaining shares vest in monthly installments through August 2020 and had a grant date fair value of $0.56 per share.

In the second quarter of 2017, we granted options to purchase an aggregate 355,500 shares of our common stock to executive officers and employees.  The options vest in four equal annual installments beginning in the second quarter of 2018 at an average exercise price of $0.85 per share and had a grant date fair value of $0.62 per share.

Restricted Stock Unit Awards

In late June 2017, we issued restricted stock units (RSUs), under the 2014 Plan, to our executive officers covering a total of 1,175,000 shares of our common stock.  The shares subject to the RSUs vest based upon a vesting price equal to the volume weighted average trading price of our common stock over sixty-five consecutive trading days.  Each RSU’s shares vest (i) 10% if the vesting price equals or exceeds $5.00 per share, (ii) 30% if the vesting price equals or exceeds $10.00 per share and (iv) 60% if the vesting price equals or exceeds $15.00 per share.  The shares had a grant date fair value of $188 thousand which will be expensed ratably over a 3.5-year period beginning in July 2017.

Warrants

In July 2017, the holder of a liability warrant to purchase 781,252 shares, at an exercise price of $0.96 per share, exercised the warrant into common stock with a fair value on the date of the conversion of $0.98 per share.  We issued 103,008 shares of common stock to the holder in a cashless transaction.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes information related to outstanding warrants as June 30, 2017 and December 31, 2016:

		June 30, 2017			December 31, 2016
Range of Exercise Prices	Type of Warrant	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.96	Liability (1)	2,327,919	$0.96	0.4	-	$-	-
$0.96	Equity	12,947,832	0.96	4.6	-	-	-
$1.50	Liability (2)	300,000	1.60	2.9	-	-	-
$1.50 to $1.60	Liability (1)(2)	-	-	-	1,789,868	1.52	1.3
$2.00	Liability (3)	-	-	-	2,660,000	2.00	4.6
$2.00	Equity	2,660,000	2.00	4.2	-	-	-
$5.25	Liability (3)	-	-	-	25,000	5.25	3.6
$5.25 to $5.87	Equity	3,156,670	5.33	2.2	4,296,339	5.36	2.7
$6.55 to $16.80	Equity	2,067,771	6.61	1.5	2,067,771	6.61	2.0
		23,460,192	$2.17	3.53	10,838,978	$1.30	0.5

(1)
Includes two warrants which contain full ratchet anti-dilution provisions and are classified as derivative warrant liabilities in our balance sheets.  Under the anti-dilution clauses contained in these warrants, in the event of equity issuances (i.e. issuances of our common stock, certain awards of stock options to employees, and issuances of warrants and/or other convertible instruments) at prices below the exercise prices of these warrants, we are required to lower the exercise price on these warrants and increase the number of shares underlying these warrants.  In July 2017, the holder exercised one of the warrants, for the purchase 781,252 shares, into common stock.

(2)
Includes a warrant to purchase of 300,000 shares of our common stock which contains a most favored nations anti-dilution provision.  Under that provision, in the event of issuances of stock options and/or convertible instruments with anti-dilution provisions with respect to the exercise price of the warrant we may be required to lower the exercise price on this warrant and/or increase the number of shares underlying this warrant.

(3)
The warrants were classified as derivative warrant liabilities in our balance sheets due to the Share Sequencing as of December 31, 2016, and were reclassified to equity (deficit) effective March 31, 2017.

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of June 30, 2017, the fair value of our debt (Level 3 measurement) is approximately $4.6 million higher than the $5.9 million carrying value of that debt, based on current market rates for similar debt with similar maturities.

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

	Level 1	Level 2	Level 3	Total
Total liabilities at fair value, as of June 30, 2017 - derivative warrant liabilities	$-	$-	$472	$472
Total liabilities at fair value, as of December 31, 2016 - derivative warrant liabilities	$-	$-	$1,527	$1,527

Warrants accounted for as derivative liabilities are valued using the lattice model each reporting period and the resultant change in fair value is recorded in the consolidated statements of operations.  The lattice model requires us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants.  The risk-free interest rate is determined by reference to the treasury yield curve rate of instruments with the same term as the warrant.  Additional assumptions that were used to calculate fair value follow.

	June 30, 2017	December 31, 2016
Risk-free interest rate	1.1%	0.6% -1.9%
	(1.1% weighted average)	(1.6% weighted average)
Expected volatility	65%-75%	64%
	(73% weighted average)	(64% weighted average)

The following tables summarize the changes in Level 3 items measured at fair value on a recurring basis (in thousands):

Total Level 3 Fair Value	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Reclassify to (Deficit) Equity	Fair Value, at End of Period
		(1)
Six Months Ended June 30, 2017, derivative warrant liabilities	$(1,527)	$1,121	$(7,917)	$7,851	$(472)
Six Months Ended June 30, 2016, derivative warrant liabilities	$(678)	$(852)	$(2,473)	$-	$(4,003)

(1)	Included in change in fair value of derivative warrant liabilities in our consolidated statements of operations.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

Irgovel Litigation

Irgovel is a defendant in several labor claims, mainly related to overtime, illnesses allegedly contracted at work and work-related injuries and salary related matters for periods prior to the acquisition of Irgovel by RiceBran.  The labor suits are mainly in the lower courts, and for the majority of the cases a decision for the dismissal of the claims has been granted.  None of these labor claims is individually significant.  Management believes it’s unlikely there will be a judgment against Irgovel, however, in the event the court does issue a judgment against Irgovel, it could be approximately $1.1 million.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

In addition to the above items, Irgovel has a contingent liability of approximately $0.3 million for amounts claimed to be owed in connection with a loan agreement entered into in April 2007 between Irgovel and a former shareholder of Irgovel.  In April 2014, the former shareholder filed an enforcement action against Irgovel to collect such amounts.  In June 2014, Irgovel filed a motion to annul the enforcement proceedings.  The enforcement proceedings were dismissed in September 2015.  In May 2016, the court found in favor of the former shareholder to appeal the stay of execution that was previously granted.

Irgovel - Events of Default

As further described in Note 2, Irgovel is required to meet minimum annual processing targets or to achieve EBITDA on a local currency basis of at least R$4.0 million annually. If not achieved, this would result in an event of default under our existing agreements with the Investors.  It is possible that an event of default may be triggered as of December 31, 2017, and a waiver of non-compliance may not be obtained from the Investors.

Employment Contracts and Severance Payments

We have employment contracts with certain officers and key management that include provisions for potential severance payments in the event of without-cause terminations or terminations under certain circumstances after a change in control.  In addition, vesting of outstanding nonvested equity grants would accelerate following a change in control.

NOTE 11. RELATED PARTY TRANSACTIONS

Prior to 2017, entities beneficially owned by Baruch Halpern, a director, invested in our subordinated notes and related warrants prior to 2014.  As of June 30, 2017, and throughout the first six months of 2017, Mr. Halpern beneficially held approximately 43% of our outstanding subordinated notes and related warrants.  See Note 8 for information related to the modification of the subordinated notes, repricing of related warrants and the issuance of warrants to subordinated note holders in February 2017.  The notes were paid in full in July 2017 from the proceeds of the sale of HN.  In the three months ended June 30, 2017 and 2016, we expensed $0.1 million of interest on the subordinated notes beneficially owned by Mr. Halpern. In the six months ended June 30, 2017 and 2016, we expensed $0.2 million of interest on the subordinated notes.

NOTE 12. FAILURE TO COMPLY WITH NASDAQ LISTING REQUIREMENTS

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

On August 1, 2017, we received a notification letter from Nasdaq that we regained compliance with Nasdaq List Rule 5550(a)(2) minimum bid price requirement by meeting the closing bid price of $1.00 or more for 10 consecutive trading days on July 31, 2017.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

See Note 2 of our Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of divestitures and discontinued operations.

See Note 3 of our Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of going concern considerations and management’s plans.

Results of Operations

During the second quarter of 2017, we began to separately report the results of our wholly-owned subsidiary, Healthy Natural, Inc. (HN) and our investment in Nutra SA as discontinued operations in our Consolidated Statements of Income, and present the related assets and liabilities as held for sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented. Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from our continuing operations.  Refer to Note 2 to our consolidated financial statements for additional information on discontinued operations.

	Three Months Ended		Change	Six Months Ended		Change
	2017	2016	%	2017	2016	%

Revenues	$3,146	$3,233	(2.7)	$6,761	$6,499	4.0
Cost of goods sold	2,348	2,431	3.4	4,776	4,765	(0.2)
Gross profit	798	802	(0.5)	1,985	1,734	14.5
Gross profit %	25.4%	24.8%		29.4%	26.7%

Operating selling, general and administrative expenses	2,667	3,676	27.4	4,933	6,288	21.5
Loss from operations	(1,869)	(2,874)	35.0	(2,948)	(4,554)	35.3
Other income (expense):
Interest expense	(475)	(454)		(1,530)	(1,132)
Change in fair value of derivative warrant liabilities	22	(1,663)		1,121	(852)
Loss on extinguishment of debt	-	-		(1,680)	-
Gain on resolution of Irgovel purchase litigation	-	-		-	1,598
Other income net	33	-		(63)	-
Total other income (expense)	(420)	(2,117)		(2,152)	(386)
Loss before income taxes	$(2,289)	$(4,991)		$(5,100)	$(4,940)

THREE MONTHS ENDED JUNE 30, 2017 and 2016

Revenues decreased $0.1 million, or 2.7%, quarter over quarter.  Animal feed product revenues increased 17% over prior year levels driven by the supply and cooperation agreement entered into with Kentucky Equine Research (KER) at the end of December 2015.  Food product revenues decreased 13%, quarter over quarter. The decrease in food product revenue was primarily attributable to decreased buying from the existing customer base and specifically the contract manufacturing accounts.

Gross profit percentage was relatively constant at 25% for the second quarter of 2017 versus the prior year quarter.  As noted above, animal nutrition revenues increase was offset by food revenue decrease quarter over quarter.  In the second quarter of 2017, the raw bran supplier for our Mermentau facility that produces animal feed products was not producing for eight weeks.  Additionally, raw bran prices have remained relatively flat when comparing quarter over quarter.

Operating selling, general and administrative expenses (SG&A) were $1.1 million for the second quarter of 2017, compared to $1.3 million for the second quarter of 2016, a decrease of $0.2 million.  The decrease is related to our continued strategic effort to manage costs and expenses.  Due to the reduction of staff and outside sales consultants, the SG&A salary, bonus, wages and benefit related expenses decreased $0.2 million.

Corporate SG&A expenses in the second quarter of 2017 were $1.6 million, a decrease of $0.8 million over the prior year quarter primarily due to the additional expenses during the second quarter of 2016 as a result of the proxy contest in connection with the 2016 Annual Shareholder Meeting.  The expenses incurred included legal fees, investor relations and proxy solicitation consulting fees, incremental electronic filing fees, shareholder mailing costs and the settlement payment made to the dissident group.

Index
Other income (expense) was $0.4 million of other expense for the second quarter of 2017 compared to $2.1 million of other expense for the second quarter of 2016.  The $1.7 million decrease in expense is related to the change in the fair value of derivative warrant liabilities in the prior year quarter.

SIX MONTHS ENDED JUNE 30, 2017 and 2016

Revenues increased $0.3 million, or 4.0%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Animal feed product revenues increased 13%. Animal nutrition revenue growth was driven by the supply and cooperation agreement entered into with Kentucky Equine Research (KER) at the end of December 2015.  Food product revenues remained relatively constant period over period.

Gross profit percentage increased 2.7 percentage points to 29.4% in the first six months of 2017, from 26.7% in the first six months of 2016.  The increase was primarily attributable to the approximately 7.8% decrease in raw bran prices during the first six months of 2017 compared to the same period of the previous year.  Additionally, the raw bran supplier for our Mermentau facility that produces animal feed products was not producing for eight weeks during the second quarter of 2017.  As noted above, animal nutrition revenues were up during the first six months of 2017 as compared to prior year.

Operating expenses were $1.9 million for the first six months of 2017, compared to $2.6 million for the first six months of 2016, a decrease of $0.6 million, or 25%.  The decrease is related to our continued strategic effort to manage costs and expenses.  Due to the reduction of staff and outside sales consultants, the SG&A salary, bonus, wages and benefit related expenses decreased $0.5 million.  Additionally, travel expenses and marketing expenses decreased $0.1 million.

Corporate SG&A expenses decreased $0.7 million, or 19.1%, in the first half of 2017.  This was primarily related to the additional expenses during the second quarter of 2016 incurred as a result of the proxy contest in connection with the 2016 Annual Shareholder Meeting.

Other income (expense) increased $1.8 million from the prior year period.  The $0.4 million increase in interest expense and the $1.7 million loss on extinguishment of debt was related to the extinguishment and replacement of subordinated notes and the payoff of the senior revolving loan and term loan debt in February 2017 (see Note 8), offset by $2.0 million of other income related to the adjustment in fair value of derivative warrant liabilities.

Liquidity, Going Concern and Capital Resources

See Note 3 of our Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of going concern considerations and management’s plans.

Cash used in operating activities of continuing operations for the six months ended June 30, 2017 and 2016, is presented below (in thousands).

	2017	2016
Cash flow from operating activities:
Loss from continuing operations	$(4,188)	$(4,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	414	452
Stock and share-based compensation	654	477
Change in fair value of derivative warrant and conversion liabilities	(1,121)	852
Loss on extinguishment of debt	1,680	-
Gain on resolution of Irgovel purchase litigation	-	(1,598)
Interest accreted	893	403
Cash provided by discontinued operations	(876)	(1,763)
Other	58	-
Changes in operating assets and liabilities:
Accounts receivable	(38)	(113)
Inventories	(16)	161
Accounts payable and accrued expenses	(824)	186
Other	353	(52)
Net cash used in operating activities of continuing operations	$(3,011)	$(5,028)

Index
We used $3.0 million of operating cash during the first six months of 2017, compared to using $5.0 million of operating cash in the first six months of 2016.  We funded the use of cash with available cash on hand derived from the debt and equity raise in February 2017 (February 2017 Transactions).  We received net proceeds of $7.2 million from the sale and issuance of preferred stock, senior debentures and related warrants from the February 2017 Transactions.  The net proceeds were used in part to pay in full amounts owing our previous senior lender ($3.8 million) and to pay principal and accrued interest on our subordinated notes ($0.5 million).  See Note 8 of our Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

In July 2017, we completed the sale of the assets of HN for $18.3 million in cash, net of assumed liabilities (see Note 2 of our Notes to Unaudited Condensed Consolidated Financial Statements for additional information).  HN was reported as part of our USA segment.  The purchase price is subject to adjustment if the estimated closing working capital with respect to the assets sold and the liabilities assumed is different than the actual closing working capital for those assets and liabilities.

We have not completed our accounting for the sale of HN.  On a preliminary basis, we estimate the net carrying value of HN as of the date of sale at $4.0 million and the third quarter 2017 gain on sale as $8.8 million, net of $4.5 million income tax provision.  The Internal Revenue Service rules in this area are complex and we have not yet completed an analysis of what net operating losses, if any, will be available to reduce the taxes owed on the gain.  A portion of the proceeds from the sale of HN will be used to payoff senior debentures and subordinated debt.  We expect to recognize a third quarter 2017 expense of approximately $6.0 million related to the extinguishment of the senior debentures and approximately $0.7 million related to the extinguishment of the subordinated debt and related interest.  We will be required to accrete the senior debentures from their $0.6 million carrying amount to their $6.6 million face value upon extinguishment and accrete the subordinated debt from their $5.3 million carrying amount to their $6.0 million face value upon extinguishment.

As of June 30, 2017, our cash balance is $3.2 million compared to $0.3 million as of December 31, 2016.

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

Recent Accounting Pronouncements

See Note 4 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).  Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 in the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding certain legal proceedings to which we are a party.

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

In addition to the above items, Irgovel has a contingent liability of approximately $0.3 million for amounts claimed to be owed in connection with a loan agreement entered into in April 2007 between Irgovel and a former shareholder of Irgovel.  In April 2014, the former shareholder filed an enforcement action against Irgovel to collect such amounts.  In June 2014, Irgovel filed a motion to annul the enforcement proceedings.  The enforcement proceedings were dismissed in September 2015.  In May 2016, the court found in favor of the former shareholder to appeal the stay of execution that was previously granted.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report and the risk factor set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition, liquidity or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Our ability to use certain net operating loss (NOLs) carryforwards to offset future taxable income for U.S. federal income tax could be limited.

NOLs are generally available for use to offset future taxable income.  If, however, we were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code, our ability to utilize our NOLs could be substantially limited.  In general, an ownership change occurs if the percentage of the stock owned by one or more “5% shareholders” is more than 50 percentage points higher than the lowest percentage of stock owned by such shareholders at any time during the prior three-year period.  If we were to experience an ownership change, Section 382 would limit our annual utilization of our NOLs generated prior to the ownership change.  In addition, depending on the severity of the annual NOL limitation resulting from an ownership change, we could potentially lose permanently our ability to use a significant amount of our accumulated NOLs.  An issuance of new stock to a new or current 5% shareholder could, under some circumstances, contribute to, or result in, a Section 382 ownership change.  Any such ownership change could result in a potential tax liability with respect to the sale of HN.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2017, we issued the securities described below without registration under the Securities Act.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  All issuances below were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

In May 2017, we issued 10,439 shares of common stock upon the conversion of 11 shares of Series G convertible preferred stock.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Index
Item 6.	Exhibits

The following exhibits are attached hereto and filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Here- with
10.01	2014 Equity Incentive Plan, as amended.	8-K	001-36245	10.1	June 27, 2017
10.02	Asset Purchase Agreement dated July 14, 2017, among the Registrant, Healthy Natural, Inc. and United Laboratories Manufacturing, LLC	8-K	001-36245	2.1	July 17, 2017
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS (1)	XBRL Instance Document					X
101.SCH (1)	XBRL Taxonomy Extension Schema Document					X
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF (1)	XBRL Taxonomy Extension Calculation Definition Linkbase Document					X
101.LAB (1)	XBRL Taxonomy Extension Calculation Label Linkbase Document					X
101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Linkbase Document					X

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

Dated: August 11, 2017

/s/ Robert Smith
Robert Smith
Chief Executive Officer

/s/ Brent Rystrom
Brent Rystrom
Chief Financial Officer