Form 10-Q
period 2017-09-30
RiceBran Technologies
filed 2017-11-09
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, shares of the registrant’s common stock outstanding totaled 16,884,017.

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

RiceBran Technologies
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016

Revenues	$3,445	$3,249	$10,206	$9,748
Cost of goods sold	2,305	2,434	7,081	7,199
Gross profit	1,140	815	3,125	2,549
Selling, general and administrative expenses	2,495	3,140	7,428	9,428
Loss from operations	(1,355)	(2,325)	(4,303)	(6,879)
Other (expense) income:
Interest expense	(86)	(352)	(1,616)	(1,484)
Change in fair value of derivative warrant liabilities	(313)	1,166	808	314
Loss on extinguishment of debt	(6,610)	-	(8,290)	-
Loss on conversion of preferred stock	(85)	-	(85)	-
Gain on resolution of Irgovel purchase litigation	-	-	-	1,598
Other income	157	132	194	132
Other expense	(28)	-	(128)	-
Total other (expense) income	(6,965)	946	(9,117)	560
Loss before income taxes	(8,320)	(1,379)	(13,420)	(6,319)
Income tax benefit	4,121	437	5,033	1,344
Loss from continuing operations	(4,199)	(942)	(8,387)	(4,975)
Income (loss) from discontinued operations, net of tax	6,706	(608)	6,823	(4,829)
Net income (loss)	2,507	(1,550)	(1,564)	(9,804)
Less - Net loss attributable to noncontrolling interest in discontinued operations	(792)	(470)	(1,359)	(2,416)
Net income (loss) attributable to RiceBran Technologies shareholders	3,299	(1,080)	(205)	(7,388)
Less - Dividends on preferred stock, beneficial conversion feature	-	-	778	551
Net income (loss) attributable to RiceBran Technologies common shareholders	$3,299	$(1,080)	$(983)	$(7,939)

Basic earnings (loss) per common share:
Continuing operations	$(0.38)	$(0.10)	$(0.86)	$(0.60)
Discontinued operations	0.68	(0.01)	0.77	(0.26)
Basic earnings (loss) per common share - RiceBran Technologies	$0.30	$(0.11)	$(0.09)	$(0.86)

Diluted earnings (loss) per common share:
Continuing operations	$(0.38)	$(0.10)	$(0.86)	$(0.60)
Discontinued operations	0.68	(0.01)	0.77	(0.26)
Diluted earnings (loss) per common share - RiceBran Technologies	$0.30	$(0.11)	$(0.09)	$(0.86)

Weighted average number of shares outstanding:
Basic	11,129,781	9,397,255	10,644,372	9,281,942
Diluted	11,129,781	9,397,255	10,644,372	9,281,942

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited) (in thousands)

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016

Net income (loss)	$2,507	$(1,550)	$(1,564)	$(9,804)

Other comprehensive income - foreign currency translation, net of tax	(31)	(165)	131	694

Comprehensive income (loss), net of tax	2,476	(1,715)	(1,433)	(9,110)

Less - Comprehensive loss attributable to noncontrolling interest, net of tax	(803)	(330)	(1,321)	(1,998)

Total comprehensive income (loss) attributable to RiceBran Technologies shareholders	$3,279	$(1,385)	$(112)	$(7,112)

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Balance Sheets
September 30, 2017 (Unaudited) and December 31, 2016
(in thousands, except share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$8,187	$342
Restricted cash	775	-
Accounts receivable, net of allowance for doubtful accounts of $8 and $12	1,384	1,094
Inventories	758	933
Deposits and other current assets	359	824
Current assets held for sale	2,398	4,335
Total current assets	13,861	7,528
Property and equipment, net	7,123	7,025
Intangible assets, net	135	242
Noncurrent assets held for sale	11,785	14,050
Total assets	$32,904	$28,845

LIABILITIES, TEMPORARY EQUITY AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$261	$714
Accrued salary, wages and benefits	605	496
Accrued expenses	309	1,288
Income taxes payable	268	-
Current maturities of long-term debt	19	3,063
Current liabilities held for sale	18,239	15,801
Total current liabilities	19,701	21,362
Long-term debt, less current portion	13	5,964
Derivative warrant liabilities	769	1,527
Deferred tax liability	29	29
Noncurrent liabilities held for sale	-	44
Total liabilities	20,512	28,926
Commitments and contingencies
Temporary equity
Preferred stock, Series F, convertible, 20,000,000 shares authorized, 3,000 convertible shares issued and outstanding	-	551
Total temporary equity	-	551
Equity (deficit):
Equity (deficit) attributable to RiceBran Technologies shareholders:
Preferred stock, 20,000,000 shares authorized:
Series F, convertible, 3,000 shares authorized, 499 shares issued and outstanding	92	-
Series G, convertible, 3,000 shares authorized, 1,300 shares issued and outstanding	646	-
Common stock, no par value, 50,000,000 shares authorized, 16,551,350 and 10,790,351 shares issued and outstanding	278,079	264,232
Accumulated deficit	(260,802)	(259,819)
Accumulated deficit attributable to noncontrolling interest in discontinued operation	(1,370)	(699)
Accumulated other comprehensive loss	(4,253)	(4,346)
Total equity (deficit) attributable to RiceBran Technologies shareholders	12,392	(632)
Total liabilities, temporary equity and equity (deficit)	$32,904	$28,845

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2017 and 2016
(Unaudited) (in thousands)

	2017	2016
Cash flow from operating activities:
Net loss	$(1,564)	$(9,804)
Income (loss) from discontinued operations	6,823	(4,829)
Loss from continuing operations	(8,387)	(4,975)
Adjustments to reconcile net loss from continuing operation to activities of continuing operations:
net cash used in operating activities of continuing operations:
Depreciation and amortization	571	694
Stock and share-based compensation	904	841
Change in fair value of derivative warrant and conversion liabilities	(808)	(314)
Loss on extinguishment of debt	8,290	-
Gain on resolution of Irgovel purchase litigation	-	(1,598)
Interest accreted	1,000	497
Deferred taxes	(5,033)	(1,344)
Other	55	-
Changes in operating assets and liabilities:
Accounts receivable	(290)	(182)
Inventories	213	576
Accounts payable and accrued expenses	(1,310)	3
Other	465	53
Net cash used in operating activities of continuing operations	(4,330)	(5,749)
Net cash provided by operating activities of discontinued operations	1,513	3,714
Net cash used in operating activities	(2,817)	(2,035)
Cash flows from investing activities:
Purchases of property	(596)	(208)
Net cash used in investing activities of continuing operations	(596)	(208)
Net cash provided by (used in) investing activities of discontinued operations	16,604	(252)
Net cash provided by (used in) investing activities	16,008	(460)
Cash flows from financing activities:
Payments of debt	(19,728)	(24,124)
Proceeds from issuance of debt, net of issuance costs	3,779	23,752
Proceeds from issuance of debt and warrants, net of issuance costs	5,518	300
Proceeds from issuance of preferred stock and warrants, net of issuance costs	1,747	2,554
Proceeds from issuance of common stock, net of issuance costs	2,778	-
Other	(23)	(9)
Net cash provided by (used in) financing activities of continuing operations	(5,929)	2,473
Net cash provided by (used in) financing activities of discontinued operations	1,232	(551)
Net cash provided by (used in) financing activities	(4,697)	1,922
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	126	(182)
Net change in cash and cash equivalents and restricted cash	$8,620	$(755)

Cash and cash equivalents and restricted cash, beginning of period
Cash and cash equivalents	$342	$966
Restricted cash	-	1,921
Cash and cash equivalents and restricted cash, beginning of period	342	2,887
Cash and cash equivalents and restricted cash, end of period
Cash and cash equivalents	8,187	2,132
Restricted cash	775	-
Cash and cash equivalents and restricted cash, end of period	8,962	2,132
Net change in cash and cash equivalents and restricted cash	$8,620	$(755)

Supplemental disclosures, continuing operations:
Cash paid for interest of continuing operations	$729	$780
Cash paid for income taxes of continuing operations	-	20

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (interim financial statements) of RiceBran Technologies and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes and other financial information included in complete financial statements were condensed or omitted.  The interim financial statements contain all adjustments necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented.

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

NOTE 2. DISCONTINUED OPERATIONS

Healthy Natural (HN) Discontinued Operations

The Company continuously assesses the composition of our business portfolio to ensure it is aligned with our strategic objectives and positioned to maximize growth and return to our shareholders.  In the second quarter of 2017, we began exploring strategic options for our wholly-owned subsidiary, Healthy Natural, Inc. (HN).  In July 2017, we completed the sale of the assets of HN for $18.3 million in cash.  HN was reported as part of our Corporate and USA segment.  The selling price is subject to adjustment if the estimated closing working capital with respect to the assets sold and the liabilities assumed is different than the actual closing working capital for those assets and liabilities.  The sale agreement contains customary indemnification provisions and provisions that restrict us from engaging in a business conducted by HN for five years from the date of closing.  A $0.2 million working capital adjustment escrow and a $0.6 million indemnity claim escrow were funded from the proceeds.  We are providing certain support services under transition services agreement for a limited period of time.  These support services are not expected to have a material impact on our consolidated statements of operations in 2017.

On a preliminary basis, we estimate the proceeds, net of expenses, at $16.7 million, the net carrying value of HN as of the date of sale at $3.5 million and the third quarter 2017 gain on sale as $8.8 million, net of a $4.3 million income tax provision.  We currently expect to obtain the amounts held in escrow without adjustment.  The following table summarizes the estimated carrying amount of HN as of the July 2017 sale (in thousands).

Accounts receivable, net	$871
Inventories	1,987
Other current assets	47
Property and equipment	871
Intangible	791
Other	24
Assets	4,591
Accounts payable	759
Accrued expenses	290
Liabilities	1,049
Net assets sold	$3,542

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The operations of HN are included in our results though the July 14, 2017 date of sale.  All following tables represent activity up to the date of the sale.

The following table summarizes the major line items included in the income (loss) from discontinued operations for the divestiture of HN (in thousands).

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Revenues	$421	$5,010	$9,902	$15,044
Cost of goods sold	(293)	(3,330)	(6,651)	(9,991)
Selling, general and administrative expenses	(19)	(396)	(462)	(1,100)
Income from operations, before income taxes	109	1,284	2,789	3,953
Income tax expense	(36)	(437)	(948)	(1,344)
Income from operations, net of tax	73	847	1,841	2,609
Gain on sale, net of $4.3 million income tax expense	8,845	-	8,845	-
Income from discontinued operations, net of tax	$8,918	$847	$10,686	$2,609

We expect to have sufficient net operating losses to offset the taxable gain related to the sale of HN and HN’s taxable operating income in 2017.  Alternative minimum tax may be due on the sale of HN based on the calculation of alternative minimum taxable income, which allows taxable income to only be offset by 90% by net operating loss carryforwards; thereby leaving residual taxable income of 10%, subject to a rate of 20%. We currently estimate $0.3 million to be payable under the alternative minimum tax but we will continue to evaluate the use of additional current year operating losses to offset the taxable income.

The following table summarizes the carrying amounts of major classes of HN assets and liabilities classified as held for sale as of December 31, 2016 (in thousands).

December 31, 2016
Accounts receivable, net	$592
Inventories	1,915
Other current assets held for sale	23
Property and equipment	1,019
Intangible	791
Other noncurrent assets	24
Total assets held for sale	$4,364
Accounts payable	$443
Accrued expenses	382
Long term liabilities	44
Total liabilities held for sale	$869

The following table summarizes the major line items included in cash flows from discontinued operations of HN for the nine months ended September 30, 2017 and 2016 (in thousands).

	Nine Months Ended
	2017	2016

Net cash provided by operating activities	$2,803	$3,701
Net cash provided by (used in) investing activities	16,719	(73)
Net cash used in financing activities	(48)	-
Net cash provided to continuing operations	$(19,474)	$(3,628)

In 2017, net cash provided by investing activities in the table above is presented in our consolidated statements of cash flows in net cash provided by (used in) investing activities of discontinued operations and includes the $16.7 million net proceeds from the sale of HN.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes other data for HN (in thousands).

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Depreciation included in cost of goods sold	$7	$42	$96	$130
Depreciation included in selling, general and administrative expenses	4	20	49	58
Amortization included in selling, gneral and administrative expenses	-	204	-	659
Capital expenditures	3	22	18	95

Nutra SA Discontinued Operations

We hold a variable interest in our equity interest in Nutra SA.  Nutra SA’s only operating subsidiary is Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), located in Pelotas, Brazil.  We are the primary beneficiary of Nutra SA, and as such, Nutra SA’s assets, liabilities and results of operations are included in the condensed consolidated financial statements.  In the second quarter of 2017, we determined that our plans to divest our investment in Nutra SA met the criteria for presentation as discontinued operations.  Accordingly, the Nutra SA operating results are presented as discontinued operations in our condensed consolidated statements of operations and are excluded from continuing operations for all periods presented.  In addition, Nutra SA consolidated assets and liabilities are classified as held for sale in our consolidated balance sheets for all periods presented.  Other equity holders’ (Investors) interests in Nutra SA are reflected in net loss attributable to noncontrolling interest in discontinued operations in the condensed consolidated statements of operations and accumulated deficit attributable to noncontrolling interest in discontinued operations in the condensed consolidated balance sheets.

The following table summarizes the major line items included in income (loss) from discontinued operations for Nutra SA in the three and nine months ended September 30, 2017 and 2016 (in thousands).

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Revenues	$3,226	$563	$9,589	$4,627
Cost of goods sold	(3,539)	(1,154)	(9,814)	(6,103)
Selling, general and administrative expenses	(1,541)	(509)	(2,572)	(1,891)
Goodwill impairment	-	-	-	(3,024)
Other expense	(358)	(355)	(1,066)	(1,047)
Loss from discontinued operations, before income taxes	(2,212)	(1,455)	(3,863)	(7,438)
Income taxes	-	-	-	-
Loss from discontinued operations, net of tax	$(2,212)	$(1,455)	$(3,863)	$(7,438)

The following table summarizes the carrying amounts of major classes of Nutra SA assets and liabilities classified as held for sale (in thousands).

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$54	$109
Accounts receivable, net (restricted)	781	398
Inventories	1,237	925
Other current asssets	326	373
Property and equipment, net (restricted $2,662 and $2,599)	10,464	10,889
Other noncurrent assets	1,321	1,327
Total assets held for sale	$14,183	$14,021
Accounts payable	$2,338	$2,553
Accrued expenses	8,274	5,607
Current maturities of long-term debt (nonrecourse)	7,627	6,816
Total liabilities held for sale	$18,239	$14,976

Cash provided by Nutra SA operations are generally unavailable for distribution to our Corporate and USA segment pursuant to the terms of the LLC Agreement.  Therefore Nutra SA’s consolidated cash is classified as held for sale in our consolidated balance sheets.  Nutra SA’s debt is secured by Irgovel’s accounts receivable and property.  The non-Brazilian entities within the consolidated ownership group do not guarantee any of Nutra SA’s debt.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the major line items included in cash flows from Nutra SA discontinued operations for the nine months ended September 30, 2017 and 2016 (in thousands).

	Nine Months Ended
	2017	2016

Net cash used in operating activities	$(1,345)	$(9)
Net cash used in investing activities	(115)	(157)
Net cash provided (used) by financing activities	1,280	(551)
Net cash provided by continuing operations	-	863
Effect of exchange rate changes	125	(183)
Net change in cash and cash equivalents	(55)	(37)
Cash and cash equivalents, beginning of period	109	104
Cash and cash equivalents, end of period	$54	$67

The following table summarizes other data for Nutra SA (in thousands).

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Depreciation included in cost of goods sold	$274	$246	$792	$672
Depreciation included in selling, general and administrative expenses	15	16	46	42
Capital expenditures	22	1	115	157

Nutra SA’s debt consists of the following (in thousands):

	September 30 2017	December 31, 2016
Capital expansion loans	$2,635	$2,454
Working capital lines of credit	1,081	401
Advances on customer export orders	785	1,113
Special tax programs	3,014	2,767
Other	112	81
	$7,627	$6,816

As of September 30, 2017, Irgovel had approximately $0.4 million (USD) of debt installment payments in arrears.  The banks have not called these loans in default, and management continues to work with the lenders to renegotiate payment terms, however, all Nutra SA debt has been classified as current liabilities held for sale in the accompanying condensed consolidated balance sheet as of September 30, 2017.  As of September 30, 2017, Irgovel had approximately $9.3 million of tax and tax related payments in arrears.  Approximately  $0.2 million of the tax payments in arrears is related to certain unpaid employer tax from April 2017 through September 2017.  All tax and tax related payments in arrears, other than the certain unpaid employer tax, can be included in a new Brazil tax amnesty program, but to qualify to do so, an entrance fee of approximately $0.4 million must be paid prior to November 15, 2017.  At this time it is not certain Irgovel will qualify for the new Brazil tax amnesty.  If Irgovel is unable to qualify for the new Brazil tax amnesty, Irgovel will likely petition the tax authorities seeking a favorable payment plan but it is likely the installment payments will not exceed 60 monthly payments.  All Nutra SA debt is denominated in the Brazilian Real (R$), except advances on customer export orders which are denominated in U.S. Dollars.  The fair value of Nutra SA debt (Level 3 measurement) approximates the carrying value of that debt based on the current market rates for similar debt with similar maturities.

Cash provided by operations in our Brazil segment is generally unavailable for distribution to our Corporate and USA segment pursuant to the terms of the limited liability company agreement of Nutra SA (LLC Agreement).

A summary of changes in redeemable noncontrolling interest in Nutra SA, reflected as accumulated deficit attributable to noncontrolling interest in discontinued operations, in the accompanying condensed consolidated balance sheets, for the three and nine months ended September 30, 2017 and 2016 (in thousands) follows.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Redeemable noncontrolling interest in Nutra SA, beginning of period	$(567)	$(1,599)	$(699)	$69
Investors' interest in net loss of Nutra SA	(792)	(470)	(1,359)	(2,416)
Investors' interest in other comprehensive loss of Nutra SA	(11)	(60)	38	218
Investors purchase of additional membership interest	-	200	650	200
Redeemable noncontrolling interest in Nutra SA, end of period	$(1,370)	$(1,929)	$(1,370)	$(1,929)

Investors' average interest in Nutra SA during the period	35.8%	32.5%	35.5%	32.2%
Investors' interest in Nutra SA at the end of the period	35.8%	32.7%	35.8%	32.7%

The Investors have drag along rights which provide the Investors the ability to force a sale of Nutra SA assets after January 1, 2018.  The right terminates upon the occurrence of certain events (a $50 million Nutra SA initial public offering or a change of control, as defined in the LLC Agreement).  We may elect to exercise a right of first refusal to purchase the Investors’ interest instead of proceeding to a sale.  We have assessed the likelihood of the Investors exercising these rights as less than probable at September 30, 2017.  We will continue to evaluate the probability of the Investors exercising their drag along rights each reporting period.  We will begin to accrete the redeemable noncontrolling interest to fair value if and when it is probable the Investors will exercise these rights.

As the result of an amendment effective March 31, 2017, the Investors right to elect to exchange units in Nutra SA for our common stock terminated.  In exchange for the termination of this right, we paid the Investors $0.1 million.

Under the LLC Agreement, the business of Nutra SA is to be conducted by the manager, currently our EVP of Special Projects, subject to the oversight of the management committee.  The management committee is comprised of three of our representatives and two of Investors’ representatives.  Upon an event of default or a qualifying event, we will no longer control the management committee and the management committee will include three Investors’ representatives and two of our representatives.  In addition, following an event of default or a qualifying event, a majority of the members of the management committee may replace the manager of Nutra SA.

As of September 30, 2017, there have been no unwaived events of default.  Events of default, as defined in the Membership Interest Purchase Agreement (MIPA) and the October 2013 amendment of investment agreements, are the failure of Irgovel to meet minimum annual processing targets or to achieve EBITDA on a local currency basis of at least R$4.0 million annually.

As of September 30, 2017, there have been no qualifying events.  The LLC Agreement defines a qualifying event as the bankruptcy of RiceBran Technologies or Nutra SA.

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

NOTE 3. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLAN

Our cash position has improved since December 31, 2016, as a result of a debt and equity raise in February 2017, the sale of HN in July 2017 and an equity raise in September 2017.  However, our continued operations continued to experience losses and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern for a period of one year from the issue date of these financial statements.

In February 2017, as discussed further in Note 8, we received net proceeds of $7.2 million from the sale and issuance of preferred stock, senior debentures and related warrants.  The net proceeds were used in part to pay in full amounts owing our previous senior lender ($3.8 million) and to pay principal and accrued interest on our subordinated notes ($0.5 million).  In July 2017, as discussed further in Note 2, we received cash proceeds, net of expenses, of $16.7 million from the sale of HN a portion of which was used to pay off our senior debentures ($6.6 million) and subordinated notes ($6.0 million).  In September 2017, as discussed further in Note 8, we received net proceeds of $2.7 million from the sale and issuance of common stock.  We continue to believe that we will be able to obtain additional funds to operate our business, should it be necessary; however, there can be no assurances that our efforts will prove successful.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Beginning in the second quarter of 2016 and through the third quarter of 2017, Irgovel experienced severe cash shortages resulting in an increase in accrued expenses and payroll related tax obligations.  In 2016, our minority partners (the Investors) contributed $1.7 million to Nutra SA and an additional $0.7 million through September 30, 2017.  In 2016, we invested $1.1 million in Nutra SA.  Our board has determined we will not contribute any additional funds to Nutra SA.

NOTE 4. RECENT ACCOUNTING GUIDANCE

Recent accounting standards not yet adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on revenue from contracts with customers to clarify the principles for recognizing revenue and develop a common revenue standard for GAAP and International Financial Reporting Standards.  Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, applying the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  An entity may choose to adopt the new standard either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the new standard.  The guidance is effective for our annual and interim periods beginning in 2018, however, early adoption is permitted.  We have begun to evaluate the impact that adoption of this guidance will have on our consolidated financial statements but have not completed the evaluation and implementation process. We expect to transition through a cumulative effect adjustment as of January 1, 2018.  Under the modified retrospective method adoption will have no impact on reported results of operations, financial position and cash flows of discontinued operations, with respect to HN, because we no longer reflect HN operations in our consolidated results after the sale of HN in July 2017.  Similarly, if we dispose of Nutra SA, before December 31, 2017, we expect adoption will have no impact on reported results of operations, financial position and cash flows of discontinued operations, with respect to Nutra SA as well.

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

Recently adopted accounting standards

In May 2017, the FASB issued guidance that clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets.  We adopted the standard early, as of January 1, 2017, with no effect on our financial position or results of operations.

In February 2017, the FASB issued guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.  We adopted the standard early, as of January 1, 2017, with no effect on our financial position or results of operations.

In January 2017, the FASB issued a new goodwill impairment standard that simplifies the goodwill impairment testing methodology.  The new standard eliminates Step 2 of the goodwill impairment test, in which an entity determines the fair value at the test date of its assets and liabilities using the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  We adopted the standard early, as of January 1, 2017, with no effect on our financial position or results of operations.

In November 2016, the FASB issued guidance that requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  We were required to adopt the guidance for our annual and interim periods beginning in 2018.  We early adopted the standard in the third quarter of 2017 on a retrospective basis.   As a result, changes in restricted cash reported in 2016 as cash flows from investing activities are no longer reported as such.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

In August 2016, the FASB issued guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flow, including the classification of (i) payments to extinguish debt and (ii) payments for the settlement of debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing.  We were required to adopt the guidance for our annual and interim periods beginning in 2018.  We early adopted the standard in the third quarter of 2017 on a retrospective basis.  This change did not have an effect on the presentation of our cash flows, as our presentation in previously reported periods had complied with the new guidance.

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

Below are reconciliations of the numerators and denominators in the continuing operations EPS computations for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
NUMERATOR (in thousands):
Basic and diluted - loss from continuing operations	$(4,199)	$(942)	$(8,387)	$(4,975)
Dividend on preferred stock--beneficial conversion feature	-	-	(778)	(551)
Basic and diluted - adjusted loss from continuing operations	$(4,199)	$(942)	$(9,165)	$(5,526)

DENOMINATOR:
Basic EPS - weighted average number of common shares outstanding	11,129,781	9,397,255	10,644,372	9,281,942
Effect of dilutive securities outstanding	-	-	-	-
Diluted EPS - weighted average number of shares outstanding	11,129,781	9,397,255	10,644,372	9,281,942

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive:
Stock options	629,969	340,037	473,498	350,203
Warrants	22,824,888	10,842,006	21,306,727	10,132,045
Nonvested stock	1,301,725	1,114,747	1,236,241	1,038,019
Convertible preferred stock	2,128,180	2,000,000	3,020,739	1,611,722
Restricted stock unit awards	1,175,000	-	406,066	-

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The impact of potentially dilutive securities outstanding at September 30, 2017 and 2016, was not included in the calculation of the continuing operations diluted EPS for the three and nine months ended September 30, 2017 and 2016 because to do so would be antidilutive.  Those securities listed in the table above which were antidilutive for the periods presented, which remain outstanding, could potentially dilute EPS in the future.

NOTE 6. CONCENTRATIONS OF RISK

Our trade accounts receivable subject us to significant concentrations of credit risk.  We perform ongoing credit evaluations on our customers’ financial condition and generally do not require collateral.

Revenues and accounts receivable from certain significant customers are stated below as a percent of continuing operations total revenue for the nine months ended September 30, 2017 and 2016.

	% of Total Revenue Nine Months Ended		% of Total Accounts Receivable Nine Months Ended
Customer	2017	2016	2017	2016
Customer 1	17%	12%	31%	28%
Customer 2	15%	15%	*	*
Customer 3	*	12%	*	*
Customer 4	*	*	*	*
Customer 5	*	*	*	11%
Others	68%	61%	69%	61%
Total	100%	100%	100%	100%

* Less than 10%

Purchases by continuing operations from certain significant suppliers are stated below as a percent of total purchases for the nine months ended September 30, 2017 and 2016.

	% of Total Purchases Nine Months Ended
Supplier	2017	2016
Supplier 1	*	13%
Supplier 2	*	*
Supplier 3	*	*
Supplier 4	*	*
Supplier 5	*	*
Others	100%	87%
Total	100%	100%

* Less than 10%

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7. DEBT

The following table summarizes current and long-term portions of debt (in thousands):

	September 30, 2017	December 31, 2016
Senior debentures, net, maturing in February 2019, principal $6.6 million	$-	$-
Subordinated notes, net, maturing in May 2019, principal $5.9 million	-	6,310
Other	32	75
Senior revolving loan	-	1,725
Senior term loan, net	-	917
	32	9,027
Current portion	19	3,063
Long-term portion	$13	$5,964

We issued senior debentures in the principal amount of $6.6 million and related warrants in a private placement, in February 2017.  In connection with the senior debenture private placement, in February 2017, we also entered into agreements that resulted in (i) a reduction in the annual interest rate on the subordinated notes from 11.75% to 7%, (ii) an extension of the maturity date of the subordinated notes to May 2019 from May 2018 and (iii) our first quarter 2017 payment of $0.2 million of note principal and $0.3 million of accrued note interest.  The transactions, and the accounting therefore, are described further in Note 8.

Until July 2017, when we repaid the senior debentures and the subordinated notes in full with the proceeds from the sale of HN in July 2017, we accreted interest on the debentures at an effective rate of 160.6% per year and on the subordinated notes at 15.0% per year.  Upon extinguishment in July 2017, we recognized a loss on extinguishment of $6.6 million for the differences between (i) the $0.6 million carrying amount of the senior debentures and the $6.6 million face value paid and (ii) the $5.3 million carrying amount of the subordinated notes and the $6.0 million face value paid.

In February 2017, we used the net proceeds from the senior debenture private placement discussed further in Note 8 to pay the senior revolving loan and the senior term loan in full.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8. EQUITY, SHARE-BASED COMPENSATION AND WARRANTS (in thousands)

	Shares						Accumulated Deficit Attributable to Non-controlling	Accumulated Other Comp-
	Preferred			Preferred	Common	Accumulated	Interest in	rehensive	Equity
	Series F	Series G	Common	Stock	Stock	Deficit	Nutra SA	Loss	(Deficit)
Balance, December 31, 2016	-	-	10,790,351	$-	$264,232	$(259,819)	$(699)	$(4,346)	$(632)
Issuance of common stock awards under equity incentive plans	-	-	642,839	-	817	-	-	-	817
Dividend on preferred stock - beneficial conversion feature	-	-	-	-	778	(778)	-	-	-
Modification of senior debenture holder warrants	-	-	-	-	582	-	-	-	582
Modification of subordinated note holder warrants	-	-	-	-	117	-	-	-	117
Change in classification of preferred stock to equity from liability	3,000	2,000	-	1,545	-	-	-	-	1,545
Change in classification of warrants to equity from liability	-	-	-	-	7,851	-	-	-	7,851
Conversion of preferred stock into common stock	(2,501)	(700)	2,331,627	(807)	807	-	-	-	-
Proceeds from sale of common stock, net of costs	-	-	2,654,732	-	2,730	-	-	-	2,730
Exercise of warrant	-	-	103,008	-	101	-	-	-	101
Other	-	-	28,793	-	64	-	-	-	64
Proceeds from sale of membership interests	-	-	-	-	-	-	650	-	650
Foreign currency translation	-	-	-	-	-	-	38	93	131
Net loss	-	-	-	-	-	(205)	(1,359)	-	(1,564)
Balance, September 30, 2017	499	1,300	16,551,350	$738	$278,079	$(260,802)	$(1,370)	$(4,253)	$12,392

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of warrant activity for the nine months ended September 30, 2017, follows.

	Equity Warrants			Liability Warrants
	Shares Underlying	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Underlying	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2016	6,364,110	$5.77	2.4	4,474,868	$1.82	3.3
Issued	-	NA	NA	11,783,163	0.96	5.0
Impact of repricing debenture purchaser warrants:
Prior to repricing	(875,000)	5.49	2.1	-	NA	NA
After repricing	875,000	0.96	5.5	-	NA	NA
Impact of repricing subordinated note holder warants:
Prior to repricing	(289,669)	5.25	3.3	-	NA	NA
After repricing	289,669	0.96	3.3	-	NA	NA
Impact of anti-dilution clauses:
Prior to impact	-	NA	NA	(1,489,868)	1.50	0.8
After impact	-	NA	NA	2,327,919	0.96	0.8
Transfer from liability to equity	14,468,163	1.16	4.8	(14,468,163)	1.16	4.8
Exercised	-	NA	NA	(781,252)	0.96	-
Forfeited, expired or cancelled	-	NA	NA	-	NA	NA
Outstanding, September 30, 2017	20,832,273	$2.32	3.6	1,846,667	$1.06	0.7
Exercisable, September 30, 2017	20,832,273	$2.32	3.6	1,846,667	$1.06	0.7

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

In June 2017, we issued 345,205 shares of common stock to our directors at a grant date fair value of $0.90 per share.  In August 2017, we issued 35,336 shares of common stock to a director at a grant date fair value of $1.09 per share.  The restricted stock awards vest on the earlier of June 2018 or one day before the date of the next annual shareholder meeting.

In the second quarter of 2017, we issued 220,439 shares of common stock upon conversion of 315 shares of Series F preferred stock and 11 shares of Series G preferred stock.  We reclassified the $0.1 million carrying value of the related preferred stock to common stock.

In September 2017, we issued and sold 2,654,732 shares of common stock for $1.08 per share.  The net proceeds from the offering of $2.8 million, after deducting commissions and other cash offering expenses of $0.1 million, are included in common stock.   We used the proceeds for general corporate purposes.

In the third quarter of 2017, we issued 2,111,188 shares of common stock upon conversion of 2,186 shares of Series F preferred stock and 689 shares of Series G preferred stock.  We reclassified the $0.7 million carrying value of the related preferred stock to common stock.

In the fourth quarter of 2017, through the date of this filing, we issued 332,667 shares of common stock upon conversion of 499 shares of Series F preferred stock, with a $0.1 million carrying value.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Transaction with Subordinated Note Holders

In connection with the February 2017 senior debenture private placement, we entered into agreements which resulted in (i) a reduction in the annual interest rate on the subordinated notes from 11.75%  to 7% (ii) an extension of the maturity date of the subordinated notes  to May 2019 from May 2018 (iii) the payment of an aggregate amount equal to $0.5 million on the subordinated notes; (iv) the issuance of warrants to purchase up to 3,484,675 shares of our common stock (exercise price of  $0.96 per share, expiration February 2022); and (v) the amendment of existing warrants held by the subordinated note holders for the purchase 289,669 shares of common stock to reduce the exercise price from $5.25 per share to $0.96 per share.  We accounted for the transaction as an extinguishment of debt and issuance of new debt.  In February 2017, we (i) recorded a loss on extinguishment of debt of $1.5 million, (ii) adjusted subordinated notes payable debt down by $0.9 million, to its fair value as of the transaction date, (iii) increased derivative liability $2.3 million, representing the fair value of the newly issued warrants, and (iv) increased common stock equity by $0.1 million for the change in the fair value of the existing warrants.

Full Ratchet Anti-Dilution

As a result of the February 2017 transactions described above, the exercise price of certain warrants that contain full ratchet anti-dilution provisions was reduced from $1.50 per share to $0.96 per share and the number of shares of common stock underlying these warrants increased from 1,489,868 shares to 2,327,919 shares.  In the third quarter of 2017, the holder exercised one of the warrants, for the purchase 781,252 shares, into common stock.

Equity Incentive Plan

In June 2017, shareholders approved a 1,700,000 increase in the authorized shares issuable under the 2014 Equity Incentive Plan (the 2014 Plan).  The total shares authorized under the 2014 Plan is now 3,300,000 shares.

Option Issuances

In the first quarter of 2017, we granted our chief executive officer an option to purchase 100,000 shares of our common stock at an exercise price of $0.76 per share.  The option vested as to 25,000 shares in August 2017, the remaining shares in monthly installments through August 2020 and the option had a grant date fair value of $0.56 per share.

In the second quarter of 2017, we granted options to purchase an aggregate 355,500 shares of our common stock to executive officers and employees at an average exercise price of $0.85 per share.  The options vest in four equal annual installments beginning in the second quarter of 2018 and had a grant date fair value of $0.62 per share.

In the third quarter of 2017, we granted an option to purchase an aggregate 20,000 shares of our common stock to an employee at an exercise price of $1.09 per share.  The option vests in four equal annual installments beginning in the third quarter of 2018 and had a grant date fair value of $0.77 per share.

Restricted Stock Unit Awards

In late June 2017, we issued restricted stock units (RSUs), under the 2014 Plan, to our executive officers covering a total of 1,175,000 shares of our common stock.  The shares subject to the RSUs vest based upon a vesting price equal to the volume weighted average trading price of our common stock over sixty-five consecutive trading days.  Each RSU’s shares vest (i) 10% if the vesting price equals or exceeds $5.00 per share, (ii) 30% if the vesting price equals or exceeds $10.00 per share and (iv) 60% if the vesting price equals or exceeds $15.00 per share.  The shares had a grant date fair value of $0.2 million which is being expensed ratably over a 3.5-year period beginning in July 2017.

Warrants

In July 2017, the holder of a liability warrant to purchase 781,252 shares, at an exercise price of $0.96 per share, exercised the warrant into common stock with a fair value on the date of the conversion of $0.98 per share.  We issued 103,008 shares of common stock to the holder in a cashless transaction and recorded a $0.1 million loss on the conversion equal to the difference between the fair value of the liability and the fair value of the common stock on the date of the conversion.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes information related to outstanding warrants as September 30, 2017 and December 31, 2016:

		September 30, 2017				December 31, 2016
Range of Exercise Prices	Type of Warrant	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants, Exercisable Cashless	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
					(4)
$0.96	Liability (1)	1,546,667	$0.96	0.4	1,546,667	-	$-	-
$0.96	Equity	12,947,832	0.96	4.6	3,774,344	-	-	-
$1.50	Liability (2)	300,000	1.60	2.9	300,000	-	-	-
$1.50 to $1.60	Liability	-	-	-	-	1,789,868	1.52	1.3
$2.00	Liability (3)	-	-	-	-	2,660,000	2.00	4.6
$2.00	Equity	2,660,000	2.00	4.2	-	-	-	-
$5.25	Liability (3)	-	-	-	-	25,000	5.25	3.6
$5.25 to $5.87	Equity	3,156,670	5.33	2.2	359,536	4,296,339	5.36	2.7
$6.55 to $16.80	Equity	2,067,771	6.61	1.5	190,899	2,067,771	6.61	2.0
		22,678,940	$2.21	3.6	6,171,446	10,838,978	$4.14	2.8

(1)
Includes one warrant which contains full ratchet anti-dilution provisions and is classified as derivative warrant liabilities in our balance sheet.  Under the anti-dilution clause contained in this warrant, in the event of equity issuances (i.e. issuances of our common stock, certain awards of stock options to employees, and issuances of warrants and/or other convertible instruments) at prices below the exercise price of this warrant, we are required to lower the exercise price on this warrant and increase the number of shares underlying this warrant.

(2)
Includes a warrant to purchase of 300,000 shares of our common stock which contains a most favored nations anti-dilution provision.  Under that provision, in the event we issue warrants and/or other convertible instruments with anti-dilution provisions with respect to the exercise price of the warrant or the conversion price of the convertible instrument, we will be required to provide the same anti-dilution provision in this warrant and may be required to lower the exercise price on this warrant and/or increase the number of shares underlying this warrant.

(3)
The warrants were classified as derivative warrant liabilities in our balance sheets due to the Share Sequencing as of December 31, 2016, and were reclassified to equity (deficit) effective March 31, 2017.

(4)
Under the terms of certain outstanding warrants, the holders may elect to exercise the warrants under a cashless exercise feature.  The shares listed, represent the shares holders could exercise cashless as of September 30, 2017.  If we register for resale the shares subject to warrants, the holders of some of the warrants may no longer have the right to elect a cashless exercise.  Should we fail to maintain a registration statement for the resale of shares under certain other warrant, the shares under those warrants may be exercisable using a cashless exercise feature.

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of September 30, 2017, the fair value of our debt (Level 3 measurement) approximated its carrying value, based on current market rates for similar debt with similar maturities.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

For instruments measured using Level 3 inputs, a reconciliation of the beginning and ending balances is disclosed.

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our condensed consolidated balance sheets (in thousands).

	Level 1	Level 2	Level 3	Total
Total liabilities at fair value, as of September 30, 2017 - derivative warrant liabilities	$-	$-	$769	$769
Total liabilities at fair value, as of December 31, 2016 - derivative warrant liabilities	$-	$-	$1,527	$1,527

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

	September 30, 2017	December 31, 2016
Risk-free interest rate	1.2%	0.6% -1.9%
	(1.2% weighted average)	(1.6% weighted average)
Expected volatility	67%-72%	64%
	(71% weighted average)	(64% weighted average)

The following tables summarize the changes in Level 3 items measured at fair value on a recurring basis (in thousands):

Total Level 3 Fair Value	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Reclassify to (Deficit) Equity	Conversion to Common Stock	Fair Value, at End of Period
		(1)
Nine Months Ended September 30, 2017, derivative warrant liabilities	$(1,527)	$808	$(7,917)	$7,851	$16	$(769)
Nine Months Ended September 30, 2016, derivative warrant liabilities	$(678)	$314	$(2,474)	$-	$-	$(2,838)

(1)	Included in change in fair value of derivative warrant liabilities in our consolidated statements of operations.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

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

Employment Contracts and Severance Payments

We have employment contracts with certain officers and key management that include provisions for potential severance payments in the event of without-cause terminations or terminations under certain circumstances after a change in control.  In addition, vesting of outstanding unvested equity grants held by these individuals would accelerate following a change in control.

NOTE 11. INCOME TAXES

We expect to have sufficient net operating losses to offset the taxable gain related to the sale of HN and HN’s taxable operating income in 2017.  Alternative minimum tax may be due on the sale of HN based on the calculation of alternative minimum taxable income, which allows taxable income to only be offset 90% by net operating loss carryforwards; thereby potentially leaving residual taxable income of 10%, subject to a rate of 20%.  We currently estimate $0.3 million to be payable under the alternative minimum tax but we will continue to evaluate the use of additional current year operating losses to offset the taxable income.  We have determined that a Section 382 ownership change occurred in September 2017 and our ability to carryforward remaining net operating losses subsequent to the most recent change in ownership will be severely limited.  The Internal Revenue Service rules in this area are complex and our estimates are subject to change.

NOTE 12. RELATED PARTY TRANSACTIONS

Prior to 2017, entities beneficially owned by Baruch Halpern, a director, invested in our subordinated notes and related warrants prior to 2014.  As of September 30, 2017, and throughout the first six months of 2017, Mr. Halpern beneficially held approximately 43% of our outstanding subordinated notes and related warrants.  See Note 8 for information related to the modification of the subordinated notes, repricing of related warrants and the issuance of warrants to subordinated note holders in February 2017.  The notes were paid in full in July 2017 from the proceeds of the sale of HN.  In the three months ended September 30, 2017 and 2016, we expensed $0.1 million of interest on the subordinated notes beneficially owned by Mr. Halpern. In the nine months ended September 30, 2017 and 2016, we expensed $0.2 million of interest on the subordinated notes.

As discussed in Note 8, in September 2017, we issued and sold 2,654,732 shares of common stock to Continental Grain Company (CGG).  Our director, Ari Gendason is an employee and senior vice president -corporate investments of CGG.  As of the date of this filing, CGG owns approximate 16% of our outstanding common stock.  We have agreed that in connection with each annual or special meeting of our shareholders at which members of our board of directors are to be elected, or any written consent of our shareholders pursuant to which members of the board of directors are to be elected, CGC shall have the right to designate one nominee to our board of directors.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13. FAILURE TO COMPLY WITH NASDAQ LISTING REQUIREMENTS

On August 18, 2016, we received a notification letter from The Nasdaq Stock Market LLC (Nasdaq) indicating that we have failed to comply with the minimum stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1). Nasdaq Listing Rule 5550(b)(1) requires that companies listed on the Nasdaq Capital Market maintain a minimum of $2.5 million in stockholders’ equity for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1).  As of September 30, 2016, we reported stockholders’ deficit of $36,000.

We submitted our plan to regain compliance in October 2016.  On November 15, 2016, Nasdaq granted us a 180-day extension to February 14, 2017 to evidence compliance with the minimum stockholders’ equity requirement.  On February 16, 2017, we received a determination letter from Nasdaq stating that we had not regained compliance with the minimum stockholders’ equity requirement.  The letter also stated our common stock would be delisted from The Nasdaq Capital Market at the opening of business on February 27, 2017 unless we request a hearing before the Nasdaq Hearing Panel.

We requested and were granted a hearing before the panel to appeal the determination letter on March 30, 2017.  After that hearing, on April 24, 2017, we received a decision letter from Nasdaq stating that the panel granted the request we made at the hearing for continued listing provided that, on or before May 15, 2017, we have announced that our equity is over $2.5 million (it was $7.9 million as of March 31, 2017).  As reported herein our equity is $12.4 million and exceeds the minimum as of September 30, 2017.

On March 10, 2017, we received a notification letter from Nasdaq indicating that we have failed to comply with the minimum bid price requirement of Nasdaq List Rule 5550(a)(2) because our common stock failed to meet the closing bid price of $1.00 or more for 30 consecutive trading days.  Nasdaq rules allowed for a compliance period of 180 calendar days, or until September 6, 2017, in which to regain compliance.  On August 1, 2017, we received a notification letter from Nasdaq that we regained compliance with Nasdaq List Rule 5550(a)(2) minimum bid price requirement by meeting the closing bid price of $1.00 or more for 10 consecutive trading days on July 31, 2017.

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

Results of Operations

During the second quarter of 2017, we began to separately report the results of our wholly-owned subsidiary, Healthy Natural, Inc. (HN) and our investment in Nutra SA as discontinued operations in our consolidated statements of operations and present the related assets and liabilities as held for sale in the consolidated balance sheets. These changes have been applied for all periods presented. Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from our continuing operations.  Refer to Note 2 to our consolidated financial statements for additional information on discontinued operations.

	Three Months Ended		Change	Nine Months Ended		Change
	2017	2016	%	2017	2016	%

Revenues	$3,445	$3,249	6.0	$10,206	$9,748	4.7
Cost of goods sold	2,305	2,434	5.3	7,081	7,199	1.6
Gross profit	1,140	815	39.9	3,125	2,549	22.6
Gross profit %	33.1%	25.1%		30.6%	26.1%

Operating selling, general and administrative expenses	2,495	3,140	20.5	7,428	9,428	21.2
Loss from operations	(1,355)	(2,325)	41.7	(4,303)	(6,879)	37.4
Other (expense) income:
Interest expense	(86)	(352)		(1,616)	(1,484)
Change in fair value of derivative warrant liabilities	(313)	1,166		808	314
Loss on extinguishment of debt	(6,610)	-		(8,290)	-
Loss on conversion of preferred stock	(85)	-		(85)	-
Gain on resolution of Irgovel purchase litigation	-	-		-	1,598
Other income net	129	132		66	132
Total other (expense) income	(6,965)	946		(9,117)	560
Loss before income taxes	$(8,320)	$(1,379)		$(13,420)	$(6,319)

THREE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

Revenues increased $0.2 million, or 6.0%, quarter over quarter.  Animal nutrition product revenues increased 13% over prior year levels driven by the supply and cooperation agreement entered into with Kentucky Equine Research (KER) at the end of December 2015.  Food product revenues remained relatively constant with an increase of approximately 1.0%, quarter over quarter. The increase in food product revenue was offset primarily due to decreased buying from specialty ingredients accounts.

Gross profit percentage increased eight percentage points for the third quarter of 2017 versus the prior year quarter.  In the third quarter of 2017, our production of raw bran processing volume increased 6% quarter over quarter.  Additionally, raw bran prices decreased approximately 11% when comparing quarter over quarter, leading to improved margin performance during the quarter.

Operating selling, general and administrative expenses (SG&A) were $1.0 million for the third quarter of 2017, compared to $1.3 million for the third quarter of 2016, a decrease of $0.4 million.  The decrease is related to our continued strategic effort to manage costs and expenses.  Due to the reduction of staff and outside sales consultants, the SG&A salary, bonus, wages and benefit related expenses decreased $0.2 million. Marketing and tradeshow related expenses decreased $0.1 million and travel and entertainment expenses decreased $0.1 million.

Corporate SG&A expenses in the third quarter of 2017 were $1.5 million, a decrease of $0.3 million over the prior year quarter that was primarily due to expenses during the third quarter of 2016 as a result of the $0.7 million settlement with former chief executive officer, W. John Short. On August 27, 2016, Mr. Short’s employment as our chief executive officer was terminated. At September 30, 2016, we included the estimated severance payments in the amount of $0.7 million in accrued salary, wages and benefits in our condensed consolidated balance sheets.

Index
Other income (expense) was $7.0 million of other expense for the third quarter of 2017 compared to $0.9 million of other income for the third quarter of 2016.  The $7.9 million increase in expense is primarily related to the $6.6 million loss on extinguishment of debt related to accreting the senior debentures and subordinated notes (see Note 7) to face value when the notes were fully paid off in July 2017 from the HN divestiture proceeds.  The payoff of the notes also reduced interest expense of $0.3 million during the third quarter compared to the prior year quarter.  Additionally, a $1.5 million increase in other expense is related to the fair value of derivative warrant liabilities in the third quarter compared to the prior year quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

Revenues increased $0.5 million, or 4.7%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Animal feed product revenues increased 10%. Animal nutrition revenue growth was driven by the supply and cooperation agreement entered into with Kentucky Equine Research (KER) at the end of December 2015.  Food product revenues remained relatively constant period over period.

Gross profit percentage increased 4.5 percentage points to 30.6% in the first nine months of 2017, from 26.1% in the first nine months of 2016.  The increase in gross profit was primarily attributable to the approximately 2.3% decrease in raw bran prices during the first nine months of 2017 compared to the same period of the previous year.  Additionally, the improvement in gross profit was attributable to a decrease in obsolete inventory during the first nine months of 2017 compared to the prior year same period.

Operating expenses were $2.9 million for the first nine months of 2017, compared to $3.9 million for the first nine months of 2016, a decrease of $1.0 million, or 26%.  The decrease is related to our continued strategic effort to manage costs and expenses.  Due to the reduction of staff and outside sales consultants, the SG&A salary, bonus, wages and benefit related expenses decreased $0.7 million.  Additionally, travel expenses and marketing expenses decreased $0.4 million.

Corporate SG&A expenses decreased $1.0 million, or 18%, in the first nine months of 2017 compared to the prior year same period.  This was primarily related to the additional expenses during the second quarter of 2016 incurred as a result of the proxy contest in connection with the 2016 Annual Shareholder Meeting.  Additionally, the additional expenses during the third quarter of 2016 incurred as a result of the settlement related to the termination of the former chief executive officer, as described above.

Other expense increased $9.7 million in the first nine months of 2017 compared to the prior year period.  The $9.7 million increase in expense is primarily related to $6.6 million loss on extinguishment of debt related to accreting the senior debentures and subordinated notes (see Note 7) to face value when the notes were fully paid off in July 2017 from the HN divestiture proceeds and to $1.7 million loss on extinguishment of debt related to the extinguishment and replacement of subordinated notes in February 2017 (see Note 8).  Additionally, a $1.6 million increase in expense is associated with the gain on resolution of Irgovel purchase litigation recognized in the prior year period.

Liquidity, Going Concern and Capital Resources

See Note 3 of our Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of going concern considerations and management’s plans.

Cash used in operating activities of continuing operations for the nine months ended September 30, 2017 and 2016, is presented below (in thousands).

Index
	2017	2016
Cash flow from operating activities:
Loss from continuing operations	$(8,387)	$(4,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	571	694
Stock and share-based compensation	904	841
Change in fair value of derivative warrant and conversion liabilities	(808)	(314)
Loss on extinguishment of debt	8,290	-
Gain on resolution of Irgovel purchase litigation	-	(1,598)
Interest accreted	1,000	497
Deferred taxes	(5,033)	(1,344)
Other	55	-
Changes in operating assets and liabilities:
Accounts receivable	(290)	(182)
Inventories	213	576
Accounts payable and accrued expenses	(1,310)	3
Other	465	53
Net cash used in operating activities of continuing operations	$(4,330)	$(5,749)

We used $4.3 million of operating cash during the first nine months of 2017, compared to using $5.7 million of operating cash in the first nine months of 2016.  We funded the use of cash with available cash on hand derived from the sale of the assets of HN for $16.7 million in cash, net of assumed liabilities (see Note 2 of our Notes to Unaudited Condensed Consolidated Financial Statements for additional information).  The net proceeds from the HN divestiture were used in part to pay in full amounts of senior debentures ($6.6 million) and to pay principal and accrued interest on our subordinated notes ($6.0 million) (see Note 7).

Additionally, we funded the use of cash from the debt and equity raise in February 2017 (February 2017 Transactions).  We received net proceeds of $7.2 million from the sale and issuance of preferred stock, senior debentures and related warrants from the February 2017 Transactions.  The net proceeds were used in part to pay in full amounts owing our previous senior lender ($3.8 million) and to pay principal and accrued interest on our subordinated notes ($0.5 million).  See Note 8 of our Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

As of September 30, 2017, our cash and cash equivalents balance is $8.2 million and our restricted cash balance is $0.8 million (see Note 2), compared to $0.3 million as of December 31, 2016.

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

Index
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

During the quarter ended September 30, 2017, we issued the securities described below without registration under the Securities Act.  The description below does not include issuances that were disclosed previously on Current Reports on Form 8-K.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  All issuances below were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

During the quarter ended September 30, 2017, we issued 2,111,188 shares of common stock upon the conversion of 2,186 shares of Series F convertible preferred stock and 689 shares of Series G convertible preferred stock.  These issuances were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are attached hereto and filed herewith:

Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Here- with
10.01	Asset Purchase Agreement dated July 14, 2017, among the Registrant, Healthy Natural, Inc. and United Laboratories Manufacturing, LLC	8-K	001-36245	2.1	July 17, 2017
10.02	Form of Common Stock Purchase Agreement dated September 13, 2017	8-K	001-36245	10.1	September 13., 2017
10.03	Form of Registration Rights Agreement dated September 13, 2017	8-K	001-36245	10.2	September 13., 2017
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS (1)	XBRL Instance Document					X
101.SCH (1)	XBRL Taxonomy Extension Schema Document					X
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF (1)	XBRL Taxonomy Extension Calculation Definition Linkbase Document					X
101.LAB (1)	XBRL Taxonomy Extension Calculation Label Linkbase Document					X
101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Linkbase Document					X

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

Dated: November 9, 2017

/s/ Robert Smith
Robert Smith
Chief Executive Officer

/s/ Brent Rystrom
Brent Rystrom
Chief Financial Officer