Form 10-K
period 2017-12-31
RiceBran Technologies
filed 2018-03-16
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from               to

Commission File Number 0-32565

RiceBran Technologies
(Exact name of registrant as specified in its Charter)
California	87-0673375
(State of Incorporation)	(I.R.S. Employer Identification No.)
820 Riverside Parkway West Sacramento, CA	95605
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of our common stock held by non-affiliates was $15,761,754

As of March 8, 2018, there were 18,178,724 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement for its annual meeting of shareholders, which Definitive Proxy Statement will be filed with the Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We apply our proprietary and patented technologies and intellectual properties to convert raw rice bran into numerous high value products including:

•	stabilized rice bran or SRB, and
•	derivative products including:
o	RiBalance, a complete rice bran nutritional package derived from further processing of SRB;
o	RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of RiBalance;
o	RiFiber, a protein and fiber rich insoluble derivative of RiBalance; and
o	our family of ProRyza products, which includes derivatives composed of protein and protein/fiber blends.

We manufacture and distribute SRB (for food and animal nutrition customers) and derivative products with an emphasis on utilization of our proprietary and patented food ingredients.  We process raw rice bran into various high quality, value-added constituents and finished products.  Over the past decade, we have developed and optimized our proprietary processes to support the production of healthy, natural and non-genetically modified ingredients that are free of all major allergens for use in meats, baked goods, cereals, coatings, health foods, high-end animal nutrition and animal health products.  Our target markets are food and animal nutrition manufacturers, wholesalers and retailers, both domestically and internationally.

We incorporated under the laws of the State of California in 1998.  From July 2003 until October 2012, our corporate name was “NutraCea.”  In October 2012, we changed our name to RiceBran Technologies.  As of December 31, 2017, our corporate headquarters are located in California.  We intend to relocate our corporate headquarters to Texas during the second quarter of 2018.  Over the past several years, we have acquired and divested of certain investments:

•
2017 – Divested of our majority interest in Nutra S.A. LLC (Nutra SA).  Nutra SA’s only operating subsidiary was Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), which operates a rice bran oil refining plant in Pelotas, Brazil.

•
2017 – Divested of Healthy Natural, Inc. (HN), which had a formulating, blending and co-packaging facility in Irving, Texas, where we manufactured blended and/or packaged functional food products for the nutrition and functional food markets.

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

•
2008 – Through our subsidiary Nutra S.A. LLC (Nutra SA), we initially acquired 100% ownership of Irgovel.  In 2011, we sold a minority interest in Nutra SA to AF Bran Holdings-NL LLC and AF Bran Holding LLC.

We source SRB at three locations: two leased raw rice bran stabilization facilities located within supplier-owned rice mills in Arbuckle and West Sacramento, California; and one company-owned rice bran stabilization facility in Mermentau, Louisiana.  We produce our process patented Stage II products at our Dillon, Montana facility, including: RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of SRB; RiFiber, a fiber rich derivative of SRB; RiBalance, a complete rice bran nutritional package derived from further processing SRB, and our ProRyza family of products including, protein- and protein/fiber-based products.  “Stage II” refers to the products produced using our patented process technology operated at our Dillon, Montana facility.  We operate proprietary processing equipment and process-patented technology for the stabilization and further processing of rice bran into finished products.

Our Products

We believe our greatest market opportunities are in the food ingredient and animal nutrition markets.  Nutritionally balanced, minimally processed, clean-label food and animal feed ingredients are in high demand and we are strategically positioned to take advantage of this growing and sustainable market opportunity as discussed below in “Our Growth Strategy”.

Index
Food Ingredients

Our SRB and derivative products are nutritional and beneficial food products that contain a unique combination of oil, protein, carbohydrates, vitamins, minerals, fibers and antioxidants that enhance the nutritional value of popular consumer products.  Foods that are ideally suited for the addition of our SRB to their products include processed meats, cereals, snacks, beverages, baked goods, breading and batters.

In 2008, we received U. S. Department of Agriculture (USDA) Food Safety and Inspection Service (FSIS) approval to market rice bran as an ingredient to be used as a filler in comminuted meat products, such as meat and poultry sausages that contain binders, nugget-shaped patties, meatballs, meatloaf and meat and poultry patties.  Our products replace ingredients like soy protein isolate, soy protein concentrate, modified food starch, pea protein and mustard flour at a significantly reduced cost.  With strong application benefits such as reduced cost per unit, increased product yield and reduced purge, we believe our SRB has a significant market opportunity in the comminuted meat market both inside and outside of the United States.

Animal Nutrition

Our SRB is marketed as a feed ingredient in the United States and international animal nutrition markets, and we will continue to pursue sales opportunities with attractive margins in those markets.  SRB is used as an equine feed ingredient and has been shown to provide health benefits.  Show and performance horses represent the premium end of the equine market and are a key target for our animal nutrition products.  We are also now pursuing numerous opportunities in the markets for companion animal products.

About Rice Bran

Rice is the staple food for over half of the world’s population, especially in some of the world’s most populous countries.  Asia accounts for roughly 90% of global rice production and China is the world’s number one rice producer.  Globally, the United States ranks 11th in rice production with approximately 2% of the global total.

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

Index
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

SRB leaving our system is then discharged onto cooling units specifically designed to control air pressure and humidity.  Cooled SRB can be loaded into bulk hopper trucks for large volume customers or sent by pneumatic conveyor to a bagging unit for packaging into various size bags or 2,000-pound sacks.

Each stabilization module can process approximately 2,000 pounds of bran per hour and has a capacity of over 7,200 tons per year.  Stabilization production capacity can be doubled, tripled or further multiplied by installing additional units sharing a common conveyor and stage system, which we believe can handle the output of the world’s largest rice mills.  We have also developed and tested a smaller production unit, with a maximum production capacity of 600 pounds per hour, for installation in locations where rice mills are substantially smaller than those in the United States.

Additional patented and proprietary processes involve enzyme treatment of SRB to produce fractions enriched in one or more macronutrients, including proteins, fibers, lipids and micronutrients such as vitamins, minerals and phytosterols, among others.  In these processes SRB in an aqueous slurry, is treated with one or more enzymes, centrifugally separated and the fractions dried on drum driers, spray driers or other drying systems.

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

We continue to support internal as well as external R&D efforts that improve on existing technologies or lead to the development of new technologies relating to rice bran processing and applications.

Index
Our Growth Strategy

We are pursuing a simple growth strategy based on a few key initiatives.  Management, working closely with our Board, is focused on growing our markets and business, generating positive adjusted EBITDA (earnings before depreciation, interest, taxes, amortization and share-based compensation to employees and directors), improving our financial condition, and maximizing shareholder value.  The following points summarize our growth strategy:

1.
Building a stronger pipeline of sales and growth from existing and new customers: During much of 2017 we repositioned our sales team to take advantage of customer types and geographic reach.  We added expertise in companion animal, snacks and bakery, protein, and fiber areas to complement our existing selling strengths in equine and lifestyle markets.

The global and domestic markets are strong and rapidly expanding for minimally processed plant-based ingredients that provide dense and balanced nutrition in addition to evidence-based functionalities while also being free of all major allergens and being non-GMO.  The regulatory requirements to add front-of-label warnings on food items and increasing demand from consumers for foods that list fewer and less processed ingredients is driving food companies to replace standard food ingredients with cleaner ingredients, such as stabilized rice bran.  We anticipate further incorporation of our food ingredients by major consumer packaged goods food companies as more food companies adopt rice bran as a standard clean label food ingredient. This trend is not limited to food ingredients, as we are finding similar transition to clean ingredients among high-end animal nutrition companies.  We believe this positions us well to pursue these growth opportunities.

2.
Concurrently working to strengthen our bran supply, with a particular focus on expanding in the Delta region of the U.S.: We are meeting with numerous participants in the U.S. rice milling industry to expand our footprint with additional bran supplies.  We are focused on building a stronger presence in the Delta region of the U.S. rice industry, particularly in Arkansas and Louisiana, which typically account for near 70% of the U.S. rice harvest (over 50% in Arkansas alone).  Building a stronger presence in the Delta will also provide us with logistical benefits to serve our customers located east of the Rocky Mountains.  We also remain committed to building a strong presence in California, which typically accounts for over 20% of the U.S. rice harvest.

3.
Driving operational efficiencies and cost and expense reductions: We are focused on improving our operational efficiencies while driving cost and expense reductions.  Absorption has been an historical issue for the company, and we hope to improve absorption by driving greater volumes through our existing facilities, which should reduce our costs per unit of production.  We have made considerable efforts to lower costs and expenses as well in areas related to headcount, salaries and wages, travel and entertainment, and shop supply purchases.

4.
Consolidation of our operating footprint: We are increasingly focused on building our market presence in the Delta (Arkansas and Louisiana) in addition to our traditional focus in the Sacramento Valley region of California.  We recently occupied a 59,800 square foot office, distribution, and processing facility in West Sacramento, CA.  This facility provides us with a food grade building that will help us better meet our customer needs.  We also plan to occupy a new corporate office in The Woodlands, Texas, during the second quarter of 2018.  The Woodlands is located near Houston-Bush Intercontinental Airport, one of the most active airports in the U.S., and is a suburb of Houston, one of the fastest growing SMAs in the U.S.  The Woodlands is about a 2- to 3-hour drive from our existing facilities in Mermentau and Lake Charles, Louisiana, and provides us flights of 75 minutes or less to reach most of the key rice milling areas of the Delta states.  The large corporate population – the Houston SMA is habited by 54 Fortune 1000 companies – which provides us a large pool of possible employees versed in public company needs.  In addition, both regions allow us to partner with an established scientific and university community at and around institutions like University of California-Davis and Texas A&M.

5.	New product development: We are focused on extending our proprietary product and process technologies, finding new products and processes, and working to define new niches for existing products.

Our Customers

We use internal sales staff, outside independent sales representatives and third-party distributors to market our portfolio of products to customers domestically and internationally.  In 2017 and 2016, three customers accounted for 39% and 40%, respectively, of our revenues. We continue to focus efforts on diversification of our customer base in an attempt to mitigate the concentration of customers.

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

In 2013, we entered into a series of agreements with various affiliates of Wilmar International Limited (collectively “Wilmar).  In connection therewith, we sold a 50% membership interest in RBT PRO, LLC (RBT PRO) to Wilmar.  RBT PRO granted an exclusive, royalty free, perpetual sublicense of the license to use processes for deriving protein from rice bran to Wilmar for use throughout China and to us for use worldwide, excluding China.  Any royalty revenue derived from that same license would be revenue of RBT PRO.

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

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by one or more federal agencies, primarily the Food & Drug Administration (FDA), the Federal Trade Commission (FTC) and the USDA.  Our activities are also regulated by various governmental agencies for the states and localities in which our products are manufactured and sold, as well as by governmental agencies in certain countries outside the United States, such as Brazil (discussed below), in which our products are manufactured and sold.  Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product’s ability to provide health-related benefits.  Specifically, the FDA, under the Federal Food, Drug and Cosmetic Act (FDCA), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of food and food ingredients.  The FTC regulates the advertising of these products.

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

The FDA Food Safety Modernization Act (FSMA), enacted January 4, 2011, amended the FDCA to significantly enhance the FDA’s authority over various aspects of food regulation.  The FSMA granted the FDA mandatory recall authority when the FDA determines there is a reasonable probability that a food is adulterated or misbranded and that the use of, or exposure to, the food will cause serious adverse health consequences or death to humans or animals.  One of the more significant changes under FSMA is the requirement of hazard analysis and risk-based preventive controls (HARPC) for all human and animal food processing facilities.  We are committed to FSMA compliance and currently working toward SQF certification for each of our facilities.

Any substance that is intentionally added to food is a food additive and is subject to premarket review and approval by the FDA, unless the substance is generally recognized, among qualified experts, as having been adequately shown to be safe under the conditions of its intended use, or unless the use of the substance is otherwise excluded from the definition of a food additive.  When an additive is proposed for use in a meat, its safety, technical function and conditions of use must also be evaluated by the USDA.  Because the USDA retains jurisdiction over meat products and food ingredients intended for use in meats, the use of our SRB meat enhancers is regulated by this agency.  SRB has USDA approval for use in certain meat products.

Animal feed ingredients are regulated by the FDA at the federal level and by the individual states.  Our SRB is defined for animal use as heat stabilized rice bran for use as a feed ingredient.

Index
Our Competition

There are a number of companies that have invested significant resources to develop technologies for stabilizing and further processing rice bran and who market rice bran products with varying levels of stabilization into multiple markets around the world.  We believe that we have best of breed technologies for stabilizing rice bran and, as such, have developed significant brand recognition in the animal feed and food ingredient product sectors both domestically and internationally.  Together with our decades of application technology know-how and patented processing methods, we believe that we have a first-to-market advantage over the competition with respect to our SRB.

We are aware of several new producers of rice-based animal nutrition and food ingredient products in the United States, Europe and Asia.  We believe that our major competitors include producers of isolated soy protein, wheat bran and oat bran, particularly in the food ingredients market segment.

We compete with other companies that offer products incorporating SRB as well as companies that offer other food ingredients.  Many consumers may consider such products to be a replacement for the products we manufacture and distribute.

Our Employees

As of December 31, 2017, we had 65 employees located in the United States.  Our employee count may change periodically.  From year to year we experience normal variable labor fluctuation at our production facilities.  We believe relations with our employees are good.  None of our employees are covered by collective bargaining agreements.

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

Our net cash used in operating activities of continuing operations was $5.0 million in 2017 and $8.5 million in 2016.  We may not be able to achieve revenue growth, profitability or positive cash flow, on either a quarterly or annual basis, and that profitability, if achieved, may not be sustained.  If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives such as re-filing for bankruptcy, pursuing dissolution and liquidation, seeking to merge with another company, selling all or substantially all of our assets or raising additional capital through equity or debt financings.

We have generated significant losses since our inception in 2000, and losses in the future could cause the trading price of our stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flows.

Since we began operations in February 2000, we have incurred an accumulated deficit in excess of $265 million.  We may not be able to achieve or maintain profitable operations if achieved.  If our losses continue, our liquidity may continue to be severely impaired, our stock price may fall and our shareholders may lose all or a significant portion of their investment.  If we are not able to attain profitability in the near future our financial condition could deteriorate further which could have a material adverse impact on our business and prospects and result in a significant or complete loss of shareholder investment.  Further, we may be unable to pay our debt obligations as they become due, which include obligations to secured creditors.

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

In addition, if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our share price.  Furthermore, deficiencies could result in future non-compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the 2013 COSO Framework.  Such non-compliance could subject us to a variety of administrative sanctions, including review by the SEC or other regulatory authorities.

There are significant market risks associated with our business.

We have formulated our business plan and strategies based on certain assumptions regarding the size of the rice bran market, our anticipated share of this market, the estimated price and acceptance of our products and other factors.  These assumptions are based on our best estimates; however, our assessments may not prove to be correct.  Any future success may depend upon factors including changes in governmental regulation, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of rice bran, production, supplies, personnel, equipment and reduced margins caused by competitive pressures.  Many of these factors are beyond our control.

The anticipated benefits of moving our corporate headquarters to Texas may not be realized, and difficulties in connection with moving corporate headquarters could have an adverse effect on us.

We intend to relocate our corporate headquarters to The Woodlands, Texas sometime during the second quarter of 2018.  We recognize some of our executive officers and other key decision makers may not relocate to Texas.  We may face significant challenges in relocating our principal executive office to a different state, including difficulties in retaining and attracting officers, key personnel and other employees and challenges in maintaining corporate headquarters in a state different from where other employees, including other executive officers, corporate support staff and manufacturing facilities, are located.  Employees may be uncertain about their future roles within our organization as a result of the relocation. Management may also be required to devote substantial time to relocating our corporate headquarters and related matters, which could otherwise be devoted to focusing on ongoing business operations and other initiatives and opportunities. Any such difficulties could have an adverse effect on our business, results of operations or financial condition.

Index
We may face difficulties integrating businesses we acquire.

As part of our strategy, we may review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance technical capabilities, or that may otherwise offer growth opportunities.  Such acquisitions involve numerous risks, including, but not limited to:
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

In 2017, three customers accounted for 39% of revenues and the top ten customers accounted for 63% of revenues from continuing operations.  As of December 31, 2017, the customers with the highest ten balances accounted for 70% of accounts receivable.

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

The majority of the products that we have sold through December 31, 2017, have been based on SRB.  A decline in the market demand for our SRB or the products of other companies utilizing our SRB products would have a significant adverse impact on us.

Our ability to generate sales is dependent upon our ability to continue our ongoing marketing efforts to raise awareness of our products and benefits of rice bran products generally.

We are dependent on our ability to market products to animal food producers, food manufacturers, mass merchandisers, health food retailers and to other companies for use in their products.  We must increase the level of awareness and benefits of rice bran products to be used in food and food ingredients in general and our products in particular.  We will be required to devote substantial management and financial resources to these marketing and advertising efforts and such efforts may not be successful.

Index
Our ability to adapt to sudden increases in demand of our product is limited by an adequate supply of raw rice bran and our ability to find additional facilities for production.

Many of our current products depend on our proprietary technology using raw rice bran, which is a by-product from milling paddy rice to white rice.  Our ability to manufacture SRB is currently limited to the production capability of our equipment located at our two suppliers’ rice mills in California and our own plant located adjacent to our supplier in Mermentau, Louisiana.  At these facilities and our value-added product plants in Dillon, Montana, we currently are capable of producing enough finished products to meet current demand.  If demand for our products were to increase dramatically in the future, we would need additional production capacity which may take time and may expose us to additional long term operating costs.

We may not be able to continue to secure adequate sources of raw rice bran to meet our future demand.  Since rice bran has a limited shelf life, the supply of rice bran is affected by the amount of rice planted and harvested each year.

Adverse economic or weather conditions may impact our supply of raw rice bran.

If economic or weather conditions, for example drought conditions in California, adversely affect the amount of rice planted or harvested, the cost of rice bran products that we use may increase.  We are not always able to immediately pass cost increases to our customers and any increase in the cost of SRB products could have an adverse effect on our results of operations.

We face competition from other companies that produce bran, grains and other alternative ingredients with similar benefits as our rice brans.

Competition in our targeted industries, including food ingredients, animal feed supplements and companion pet food ingredients is vigorous, with a large number of businesses engaged in the various industries.  Many of our competitors have established reputations for successfully developing and marketing their products, including products that incorporate bran from other cereal grains and other alternative ingredients that are widely recognized as providing similar benefits as rice bran.  In addition, many of our competitors have greater financial, managerial and technical resources than we do.  If we are not successful in competing in these markets, we may not be able to attain our business objectives.

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

In both the U.S. and foreign markets, the formulation, manufacturing, packaging, labeling, distribution, sale and storage of our products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints.  Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions.  We are subject to regulation by one or more federal agencies including the U.S. Food and Drug Administration, the U.S. Federal Trade Commission and the U.S. Department of Agriculture, state and local authorities and foreign governmental agencies.  In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of our products, resulting in significant loss of sales revenues.  Our failure to comply with these current and new regulations could lead to the imposition of significant penalties or claims, limit the production or marketing of any non-compliant products or advertising and could negatively impact our business.

Change in U.S. tax law in December 2017 could potentially impact the measurement of our financial condition and operating results.

On December 22, 2017, the United States enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the Tax Act).   The Tax Act reduces the U.S. federal corporate tax rate to a maximum of 21 percent.  As of December 31, 2017, we have not completed our accounting for the tax effects of the enactment of the Tax Act, however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances. The application of this rate reduction to the ending deferred tax assets and deferred tax liabilities impacted our expense for income taxes by $7.1 million which was fully offset by a corresponding change to our valuation allowance in 2017.  We are still analyzing the Tax Act and refining our calculations, which could potentially impact the measurement of our tax balances.  The Tax Act contains several base broadening provisions that became effective on January 1, 2018, that we do not expect to have a material impact on future earnings.

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

We are dependent on key employees.

Our success depends upon the efforts of our top management team and certain other key employees, including the efforts of our chief executive officer and chief financial officer.  Although we have written employment agreements with these employees, such individuals could die, become disabled or resign.  In addition, our success is dependent upon our ability to attract and retain key management persons for positions relating to the marketing and distribution of our products.  We may not be able to recruit and employ such executives at times and on terms acceptable to us.  Also, volatility, lack of positive performance in our stock price and changes in our overall compensation program, including our equity incentive program, may adversely affect our ability to retain such key employees.

Compliance with corporate governance and public disclosure regulations may result in additional expenses.

In order to comply with laws, regulations and standards relating to corporate governance and public disclosure, including  the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control - Integrated Framework (the “2013 Framework), and other regulations issued by the SEC, such as Dodd-Frank, we may need to invest substantial resources to comply with these evolving standards, and this investment would result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future.  The market price of the common stock may continue to fluctuate in response to a number of factors, including:
•	fluctuations in our quarterly or annual operating results;
•	fluctuations in the cost of raw rice bran;
•	developments in our relationships with customers and suppliers;
•	our ability to obtain financing;
•	announcements of new products or product enhancements by us or our competitors;
•	announcements of technological innovations or new systems or enhancements used by us or our competitors;
•	the loss of services of one or more of our executive officers or other key employees;
•	developments in our or our competitors’ intellectual property rights;
•	adverse effects to our operating results due to impairment of goodwill;
•	failure to meet the expectation of securities analysts’ or the public;
•	general economic and market conditions;
•	our ability to expand our operations, domestically and internationally;
•	the amount and timing of expenditures related to any expansion;
•	litigation involving us, our industry or both;
•	actual or anticipated changes in expectations by investors or analysts regarding our performance; and
•	price and volume fluctuations in the overall stock market from time to time.

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

As of March 8, 2018, 18,178,724 shares of common stock were outstanding (including 1,275,452 shares of nonvested stock), 22,322,909 shares of common stock were issuable upon exercise of our outstanding stock options and warrants, 597,865 shares of common stock were issuable upon conversion of preferred stock and 470,000 shares of common stock issuable upon vesting of restricted stock units.  The possibility that substantial amounts of our common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.  The issuance of the additional shares upon an increase in our authorized shares of common stock would significantly increase the amount of our common stock outstanding and the amount of the equity overhang.

The authorization and issuance of preferred stock may have an adverse effect on the rights of holders of our common stock.

Our Board, without further action or vote by holders of our common stock, has the right to establish the terms, preference, rights and restrictions and issue shares of preferred stock.  The terms of any series of preferred stock could be issued with terms, rights, preferences and restrictions that could adversely affect the rights of holders of our common stock and thereby reduce the value of our common stock.  The designation and issuance of preferred stock favorable to current management or shareholders could make it more difficult to gain control of our board of directors or remove our current management and may be used to defeat hostile bids for control which might provide shareholders with premiums for their shares.  We have designated and issued five series of preferred stock that no longer remain outstanding.  In addition, in February 2016 and February 2017, respectively, we designated and issued a sixth and seventh series of preferred stock, Series F and Series G.  As of March 8, 2018, no shares of Series F preferred stock and 630 shares of Series G preferred stock remain outstanding. We may issue additional series of preferred stock in the future.

Index
If we fail to comply with the continuing listing standards of The NASDAQ Capital Market, our securities could be delisted.

Our common stock is listed on the NASDAQ Capital Market under the symbol “RIBT”, and we also have outstanding warrants listed on the NASDAQ Capital Market under the symbol “RIBTW”.  For our common stock and warrants to continue to be listed on the NASDAQ Capital Market, we must meet the current NASDAQ Capital Market continued listing requirements, including maintaining a minimum of $2.5 million in shareholders’ equity and maintaining a minimum common stock bid price of $1.00.  If we were unable to meet these requirements, including, but not limited to, requirements to obtain shareholder approval of a transaction other than a public offering involving the sale or issuance equal to 20% or more of our common stock at a price that is less than the market value of our common stock, our common stock and warrants could be delisted from the NASDAQ Capital Market.  If our securities were to be delisted from the NASDAQ Capital Market, our securities could continue to trade on the over-the-counter bulletin board following any delisting from the NASDAQ Capital Market, or on the Pink Sheets, as the case may be.  Any such delisting of our securities could have an adverse effect on the market price of, and the efficiency of the trading market for our securities, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any.  Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets.

There can be no assurance that we will continue to meet these continued listing requirements or other Nasdaq compliance standards in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We maintain various facilities that are used for manufacturing, warehousing, research and development, distribution and administrative functions.  These facilities consist of both owned and leased properties.  The following table summarizes the properties used to conduct our operations as of March 15, 2018:

Location	Status	Primary Use

West Sacramento, California	Leased	Warehousing, and corporate office

Mermentau, Louisiana	Owned	Manufacturing

Lake Charles, Louisiana	Building – owned	Warehouse
Land – leased

Dillon, Montana	Owned	Manufacturing

Scottsdale, Arizona	Leased	Administrative

Our corporate headquarters is located in West Sacramento, California.  We lease approximately 4,500 square feet of administrative office space in Scottsdale. We are moving our corporate headquarters to The Woodlands, Texas during the second quarter of 2018, and our lease for administrative offices in Scottsdale terminates April 30, 2018.

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

ITEM 3. LEGAL PROCEEDINGS

We currently are not a party to any material litigation or other material legal proceedings. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

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

	Low	High

2017
Fourth Quarter	$1.15	$1.55
Third Quarter	0.90	1.40
Second Quarter	0.69	0.99
First Quarter	0.75	1.16

2016
Fourth Quarter	$0.74	$1.43
Third Quarter	1.17	1.77
Second Quarter	1.12	2.19
First Quarter	1.07	2.36

Holders

As of March 8, 2018, there were approximately 285 holders of record and 7,190 beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock.  We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2017, we issued the securities described below without registration under the Securities Act.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  All issuances below were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

On December 15, 2017, we issued 511,602 shares of common stock upon the cashless exercise of a warrant for the purchase of up to 1,546,667 shares of our common stock.

During the quarter ended December 31, 2017, we issued 635,824 shares of common stock upon the conversion of 670 shares of Series G convertible preferred stock.  These issuances were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

Share Repurchases

We did not repurchase any of our common stock in 2017.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

Index
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Note 4 of our Notes to Consolidated Financial Statements for a discussion of divestitures and discontinued operations.

Results of Operations

During the second quarter of 2017, we began to separately report the results of our wholly-owned subsidiary, Healthy Natural, Inc. (HN) and our investment in Nutra SA as discontinued operations in our consolidated statements of operations and present the related assets and liabilities as held for sale in our consolidated balance sheets.  These changes have been applied for all periods presented.  Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from our continuing operations.  Refer to Note 4 of our Notes to Consolidated Financial Statements for additional information on discontinued operations.

	Years Ended December 31		Change
	2017	2016	%
	(in thousands)
Revenues	$13,355	$12,982	2.9
Cost of goods sold	9,564	9,855	3.0
Gross profit	3,791	3,127	21.2
Gross profit %	28.4%	24.1%

Selling, general and administrative expenses	9,888	12,384	20.2
Loss from operations	(6,097)	(9,257)	34.1
Other income (expense):
Interest expense	(1,623)	(2,483)
Change in fair value of derivative warrant liabilities	670	1,625
Loss on extinguishment of debt	(8,290)	-
Gain on resolution of Irgovel purchase litigation	-	1,598
Other, net	125	563
Total other (expense) income	(9,118)	1,303
Loss before income taxes	$(15,215)	$(7,954)

Revenues increased $0.4 million, or 2.9%, in 2017 compared to the 2016.  Animal feed product revenues increased 9%.  Animal nutrition revenue growth was driven by the supply and cooperation agreement entered into with Kentucky Equine Research (KER) at the end of December 2015.  Food product revenues decreased less than 2% year over year, primarily due to timing of shipments.

Gross profit percentage increased 4.3 percentage points to 28.4% in 2017 from 24.1% in 2016.  The increase in gross profit was primarily attributable to the approximately 4.2% decrease in raw bran prices during 2017 compared to 2016.  Additionally, the improvement in gross profit was attributable to a decrease in obsolete inventory during 2017 compared to the prior year.

Selling, general and administrative (SG&A) expenses were $9.9 million in 2017, compared to $12.4 million in 2016, a decrease of $2.5 million, or 20.2%.  The decrease is related to our continued strategic effort to manage costs and expenses.  Due to the reduction of staff and outside sales consultants, the SG&A salary, wages and benefits expenses decreased $0.8 million.  Additionally, travel expenses and marketing expenses decreased $0.4 million.

Corporate portion of the SG&A expenses decreased $1.3 million, or 18%, in 2017 compared to the prior year.  This was primarily related to the additional expenses during the second quarter of 2016 incurred as a result of the proxy contest in connection with the 2016 Annual Shareholder Meeting.  Additionally, we incurred additional expenses during the third quarter of 2016 as a result of the settlement related to the termination of the former chief executive officer.

Other income (expense) was $9.1 million of other expense for 2017 compared to $1.3 million of other income for 2016.  The $10.4 million increase in expense is primarily related to an $8.3 million loss on extinguishment comprised of (i) a $6.6 million loss related to accreting the senior debentures and subordinated notes to face value when the notes were fully paid off in July 2017 from the HN divestiture proceeds and (ii) a $1.7 million loss on extinguishment of debt related to the extinguishment which occurred upon and replacement of subordinated notes in February 2017 (see Note 8).  Interest expense decreased $0.9 million, to $1.6 million in 2017, as virtually all debt was paid in full in July 2017.  Change in fair value of derivative liabilities decreased $1.0 million between years and as of December 31, 2017, there are no derivative liabilities remaining.  Other income (expense) in 2016 included a $1.6 million gain on resolution of Irgovel purchase litigation.

Index
Liquidity, Going Concern and Capital Resources

See Note 1 of our Notes to Consolidated Financial Statements for a discussion of liquidity.

Cash used in operating activities of continuing operations is presented below (in thousands).

	Years Ended December 31
	2017	2016
Cash flow from operating activities of continuing operations:
Loss from continuing operations	$(10,185)	$(6,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	757	936
Stock and share-based compensation	1,073	1,275
Change in fair value of derivative warrant and conversion liabilities	(670)	(1,625)
Loss on extinguishment of debt	8,290	-
Gain on resolution of Irgovel purchase litigation	-	(1,598)
Interest accreted	1,000	639
Deferred taxes	(5,046)	(1,869)
Other	32	5
Changes in operating assets and liabilities:
Accounts receivable	(179)	(227)
Inventories	279	808
Accounts payable and accrued expenses	(679)	(201)
Other	303	(467)
Net cash used in operating activities of continuing operations	$(5,025)	$(8,454)

We used $5.0 million in operating cash during 2017, compared to $8.5 million of operating cash in 2016.  We funded the use of cash with available cash on hand derived from the sale of the assets of HN for $16.7 million in cash, net of assumed liabilities.  The net proceeds from the HN divestiture were used in part to pay in full amounts of senior debentures ($6.6 million) and to pay principal and accrued interest on our subordinated notes ($6.0 million).  (see Note 4 of our Notes to Consolidated Financial Statements for additional information about the divestiture.)

We received net proceeds of $7.2 million from the sale and issuance of preferred stock, senior debentures and related warrants from the February 2017 transactions.  The net proceeds were used in part to pay in full amounts owing our previous senior lender ($3.8 million) and to pay principal and accrued interest on our subordinated notes ($0.5 million).  In September 2017, we received net proceeds of $2.8 million from the sale and issuance of common stock.  See Note 9 of our Notes to Consolidated Financial Statements for additional information.

As of December 31, 2017, our cash and cash equivalents balance was $6.2 million and our restricted cash balance was $0.8 million (see Note 2), compared to $0.3 million as of December 31, 2016.

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

Index
Inventories - Inventories are stated at the lower of cost or net realizable value, with cost determined by the first-in, first-out method.  We employ a full absorption procedure using standard cost techniques.  The standards are customarily reviewed and adjusted annually so that they are materially consistent with actual purchase and production costs.  Provisions for potentially obsolete or slow-moving inventory are made based upon our analysis of inventory levels, historical obsolescence and future sales forecasts; while inventory determined to be obsolete is written off immediately.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on the straight-line basis over the estimated useful lives of the assets.  Expenditures for maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.  Gains or losses on the sale of property and equipment are reflected in net income (loss)

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset.  An impairment loss is recognized based on the difference between the carrying values and estimated fair value.  The estimated fair value is determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to operations in the current year.  Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences.  Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell.

Revenue Recognition – We recognize revenue for product sales when title and risk of loss pass to our customers, generally upon shipment.  Each transaction is evaluated to determine if all of the following four criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured.  If any of the above criteria cannot be satisfied then such a transaction is not recorded as revenue, or is recorded as deferred revenue and recognized only when the sales cycle is complete and payment is either received or becomes reasonably assured.  Changes in judgments and estimates regarding the application of the above mentioned four criteria might result in a change in the timing or amount of revenue recognized by such transactions.

We make provisions for estimated returns, discounts and price adjustments when they are reasonably estimable.  Revenues are net of provisions for estimated returns, routine sales discounts, volume allowances and adjustments.  Revenues are also net of taxes collected from customers and remitted to governmental authorities.

Amounts billed to a customer in a sale transaction related to shipping costs are reported as revenues and the related costs incurred for shipping are included in cost of goods sold.

Recent Accounting Guidance - See Note 3 of our Notes to Consolidated Financial Statements for a discussion of the impact of recent accounting guidance, including the new standard on revenue recognition, effective January 1, 2018.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of RiceBran Technologies:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RiceBran Technologies (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in equity (deficit) and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP
We have served as the Company's auditor since 2014.
Marcum LLP
New York, NY
March 15, 2018

Index
RiceBran Technologies
Consolidated Balance Sheets
December 31, 2017 and 2016
(in thousands, except share amounts)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$6,203	$342
Restricted cash	775	-
Accounts receivable, net of allowance for doubtful accounts of $8 and $12	1,273	1,094
Inventories
Finished goods	564	795
Packaging	114	138
Deposits and other current assets	519	824
Current assets held for sale	-	4,335
Total current assets	9,448	7,528
Property and equipment, net	7,850	7,025
Other long-term assets, net	63	242
Noncurrent assets held for sale	-	14,050
Total assets	$17,361	$28,845

LIABILITIES, TEMPORARY EQUITY AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$765	$714
Accrued salary, wages and benefits	773	496
Accrued expenses	741	904
Unearned revenue	75	384
Escrow liability	258	-
Current maturities of long-term debt	4	3,063
Current liabilities held for sale	-	15,801
Total current liabilities	2,616	21,362
Long-term debt, less current portion	12	5,964
Derivative warrant liabilities	-	1,527
Noncurrent liabilities held for sale	-	73
Total liabilities	2,628	28,926
Commitments and contingencies
Temporary equity
Preferred stock, Series F, convertible, 20,000,000 shares authorized, 3,000 shares issued and outstanding	-	551
Total temporary equity	-	551
Equity (deficit):
Equity (deficit) attributable to RiceBran Technologies shareholders:
Preferred stock, 20,000,000 shares authorized:
Series F, convertible, 3,000 shares authorized, no shares issued and outstanding	-	-
Series G, convertible, 3,000 shares authorized, 630 shares issued and outstanding	313	-
Common stock, no par value, 50,000,000 shares authorized, 18,046,731 and 10,790,351 shares issued and outstanding	279,548	264,232
Accumulated deficit	(265,128)	(259,819)
Accumulated deficit attributable to noncontrolling interest in discontinued operations	-	(699)
Accumulated other comprehensive loss	-	(4,346)
Total equity (deficit) attributable to RiceBran Technologies shareholders	14,733	(632)
Total liabilities, temporary equity and equity (deficit)	$17,361	$28,845

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Operations
Years Ended December 31, 2017 and 2016
(in thousands, except share and per share amounts)

	2017	2016

Revenues	$13,355	$12,982
Cost of goods sold	9,564	9,855
Gross profit	3,791	3,127
Selling, general and administrative expenses	9,888	12,384
Loss from continuing operations before other income (expense)	(6,097)	(9,257)
Other income (expense):
Interest expense	(1,623)	(2,483)
Change in fair value of derivative warrant liabilities	670	1,625
Loss on extinguishment of debt	(8,290)	-
Gain on resolution of Irgovel purchase litigation	-	1,598
Other income	307	563
Other expense	(182)	-
Total other income (expense)	(9,118)	1,303
Loss from continuing operations before income taxes	(15,215)	(7,954)
Income tax benefit	5,030	1,824
Loss from continuing operations	(10,185)	(6,130)
Income (loss) from discontinued operations, net of tax	3,983	(5,120)
Net loss	(6,202)	(11,250)
Less - Net loss attributable to noncontrolling interest in discontinued operations	(1,671)	(2,720)
Net loss attributable to RiceBran Technologies shareholders	(4,531)	(8,530)
Less - Dividends on preferred stock, beneficial conversion feature	778	551
Net loss attributable to RiceBran Technologies common shareholders	$(5,309)	$(9,081)

Basic earnings (loss) per common share:
Continuing operations	$(0.92)	$(0.72)
Discontinued operations	0.47	(0.25)
Basic loss per common share - RiceBran Technologies	$(0.45)	$(0.97)

Diluted earnings (loss) per common share:
Continuing operations	$(0.92)	$(0.72)
Discontinued operations	0.47	(0.25)
Diluted loss per common share - RiceBran Technologies	$(0.45)	$(0.97)

Weighted average number of shares outstanding:
Basic	11,923,923	9,338,370
Diluted	11,923,923	9,338,370

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Comprehensive Loss
Years ended December 31, 2017 and 2016
(in thousands)

	2017	2016

Net loss	$(6,202)	$(11,250)

Other comprehensive income - foreign currency translation, net of tax	184	775

Comprehensive loss, net of tax	(6,018)	(10,475)

Less - Comprehensive loss attributable to noncontrolling interest, net of tax	(1,614)	(2,488)

Total comprehensive loss attributable to RiceBran Technologies shareholders	$(4,404)	$(7,987)

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Changes in Equity (Deficit)
Years Ended December 31, 2017 and 2016
(in thousands, except share amounts)

	Shares						Accumulated Deficit Attributable to Noncontrolling Interest in	Accumulated Other Comp-
	Preferred			Preferred	Common	Accumulated	Discontinued	rehensive	Equity
	Series F	Series G	Common	Stock	Stock	Deficit	Operations	Loss	(Deficit)
Balance, December 31, 2015	-	-	9,537,415	$-	$262,895	$(250,738)	$-	$(4,889)	$7,268
Common stock awards under equity incentive plans	-	-	174,825	-	1,011	-	-	-	1,011
Issuance of preferred stock and warrants	-	-	-	-	(447)				(447)
Dividend on preferred stock--beneficial conversion feature	-	-	-	-	551	(551)	-	-	-
Issuance of common stock to supplier	-	-	950,000	-	-				-
Other	-	-	128,111	-	222	-	(20)	-	202
Change in classification of redeemable noncontrolling interest from temporary equity	-	-	-	-	-	-	69	-	69
Proceeds from sale of membership interests	-	-	-	-	-	-	1,740	-	1,740
Foreign currency translation	-	-	-	-	-	-	232	543	775
Net loss	-	-	-	-	-	(8,530)	(2,720)	-	(11,250)
Balance, December 31, 2016	-	-	10,790,351	-	264,232	(259,819)	(699)	(4,346)	(632)
Common stock awards under equity incentive plans	-	-	642,839	-	947	-	-	-	947
Dividend on preferred stock - beneficial conversion feature	-	-	-	-	778	(778)	-	-	-
Modification of senior debenture holder warrants	-	-	-	-	582	-	-	-	582
Modification of subordinated note holder warrants	-	-	-	-	117	-	-	-	117
Reclassification of preferred stock to equity from temporary equity	3,000	2,000	-	1,545	-	-	-	-	1,545
Change in classification of warrants to equity from liability	-	-	-	-	7,980	-	-	-	7,980
Conversion of preferred stock into common stock	(3,000)	(1,370)	3,300,118	(1,232)	1,232	-	-	-	-
Proceeds from sale of common stock, net of costs	-	-	2,654,732	-	2,730	-	-	-	2,730
Exercise of warrants	-	-	614,610	-	848	-	-	-	848
Other	-	-	44,081	-	102	-	-	-	102
Proceeds from sale of membership interests	-	-	-	-	-	-	650	-	650
Foreign currency translation	-	-	-	-	-	-	56	128	184
Nutra SA divestiture	-	-	-	-	-	-	1,664	4,218	5,882
Net loss	-	-	-	-	-	(4,531)	(1,671)	-	(6,202)
Balance, December 31, 2017	-	630	18,046,731	$313	$279,548	$(265,128)	$-	$-	$14,733

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Cash Flows
Years Ended December 31, 2017 and 2016
(in thousands)

	2017	2016
Cash flow from operating activities:
Net loss	$(6,202)	$(11,250)
Income (loss) from discontinued operations	3,983	(5,120)
Loss from continuing operations	(10,185)	(6,130)
Adjustments to reconcile net loss from continuing operation to net cash used in operating activities of continuing operations:
Depreciation and amortization	757	936
Stock and share-based compensation	1,073	1,275
Change in fair value of derivative warrant and conversion liabilities	(670)	(1,625)
Loss on extinguishment of debt	8,290	-
Gain on resolution of Irgovel purchase litigation	-	(1,598)
Interest accreted	1,000	639
Deferred taxes	(5,046)	(1,869)
Other	32	5
Changes in operating assets and liabilities:
Accounts receivable	(179)	(227)
Inventories	279	808
Accounts payable and accrued expenses	(679)	(201)
Other	303	(467)
Net cash used in operating activities of continuing operations	(5,025)	(8,454)
Net cash provided by operating activities of discontinued operations	1,251	4,519
Net cash used in operating activities	(3,774)	(3,935)
Cash flows from investing activities:
Purchases of property and equipment	(862)	(360)
Net cash used in investing activities of continuing operations	(862)	(360)
Net cash provided by (used in) investing activities of discontinued operations	16,001	(356)
Net cash provided by (used in) investing activities	15,139	(716)
Cash flows from financing activities:
Payments of debt	(19,744)	(32,344)
Proceeds from issuance of debt, net of issuance costs	3,779	30,629
Proceeds from issuance of debt and warrants, net of issuance costs	5,518	300
Proceeds from issuance of preferred stock and warrants, net of issuance costs	1,747	2,554
Proceeds from issuance of common stock, net of issuance costs	2,778	-
Other	(23)	(43)
Net cash provided by (used in) provided by financing activities of continuing operations	(5,945)	1,096
Net cash provided by financing activities of discontinued operations	1,062	907
Net cash provided by (used in) financing activities	(4,883)	2,003
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	154	103
Net change in cash and cash equivalents and restricted cash	$6,636	$(2,545)

Cash and cash equivalents and restricted cash, beginning of period
Cash and cash equivalents	$342	$966
Restricted cash	-	1,921
Cash and cash equivalents and restricted cash, beginning of period	342	2,887
Cash and cash equivalents and restricted cash, end of period
Cash and cash equivalents	6,203	342
Restricted cash	775	-
Cash and cash equivalents and restricted cash, end of period	6,978	342
Net change in cash and cash equivalents and restricted cash	$6,636	$(2,545)

Supplemental disclosures, continuing operations:
Cash paid for interest of continuing operations	$811	$1,849
Cash paid for income taxes of continuing operations	$-	$20

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 1. LIQUIDITY AND MANAGEMENT’S PLAN

We had reported previously there was substantial doubt about our ability to continue as a going concern.  During the fourth quarter of 2017 we substantially completed operational and financial actions, which we believe provides us with sufficient liquidity for the twelve months following the date of this filing. The factors that alleviated the doubt are summarized below:

•	Cash and cash equivalents and restricted cash increased $6.3 million, from $0.3 million as of December 31, 2016, to $7.0 million as of December 31, 2017.
•	Operating loss decreased $3.2 million, from $9.3 million in 2016, to $6.1 million in 2017. We can make additional discretionary reductions in operating expenses if necessary.
•
Our $7.0 million cash position at December 31, 2017 exceeds our $5.0 million negative cash flow from operating activities of continuing operations.  We believe our cash flows from operating activities will improve in 2018 because:

o	We enter 2018 with less than $0.1 million in debt outstanding. Our interest payments are significantly reduced to near zero compared to $0.8 million in 2017 and $1.8 million in 2016.
o	We enter 2018 having divested of our Healthy Natural (HN) and Nutra SA, LLC (Nutra SA) subsidiaries and refocused on our continuing operations. Nutra SA had been a significant drain on resources.
o
In 2017, we completed certain operating cost reduction initiatives.  In the fourth quarter of 2017 the operating expenses were $2.4 million versus $3.0 million in the 2016 period.  We benefited from those cost reduction initiatives for only a portion of 2017 but expect to fully realize the benefit of these reductions beginning in 2018.

o	We have plans in place to reduce our cost of goods sold and provide additional rice bran supply security.
•
During 2017, we demonstrated an ability to obtain funds through debt and equity financings at reasonable rates, as discussed further in Note 9.  We continue to believe that we will be able to obtain additional funds to operate our business, should it be necessary; however, there can be no assurances that our efforts will prove successful.

NOTE 2 BUSINESS

We are an ingredient company serving food, animal nutrition and specialty markets focused on value-added processing and marketing of healthy, natural and nutrient dense products derived from raw rice bran, an underutilized by-product of the rice milling industry.  We apply our proprietary and patented technologies and intellectual properties to convert raw rice bran into numerous high value products including stabilized rice bran (SRB), RiBalance, a complete rice bran nutritional package derived from further processing of SRB; RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of RiBalance; RiFiber, a fiber rich insoluble derivative of RiBalance, and ProRyza, rice bran protein-based products, and a variety of other valuable derivatives extracted from these core products.  Our target markets are natural food, food and animal nutrition manufacturers, wholesalers and retailers, both domestically and internationally.

We manufacture and distribute SRB, for food and animal nutrition customers, in various granulations along with Stage II products and derivatives. Stage II refers to the proprietary, patented processes run at our Dillon, Montana facility and includes products produced at that facility.  Over the past decade, we have developed and optimized our proprietary processes to support the production of healthy, natural, hypoallergenic, gluten free, and non-genetically modified ingredients and supplements for use in meats, baked goods, cereals, coatings, health foods and high-end animal nutrition.

We produce SRB inside three locations: two leased raw rice bran stabilization facilities located within supplier-owned rice mills in Arbuckle and West Sacramento, California; and one company-owned rice bran stabilization facility in Mermentau, Louisiana.  At our Dillon, Montana facility, we produce our process patented Stage II products including: RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of SRB; RiFiber, a fiber rich derivative of SRB; RiBalance, a complete rice bran nutritional package derived from further processing SRB, and our ProRyza family of products including, protein- and protein/fiber-based products.  We operate proprietary processing equipment and process-patented technology for the stabilization and further processing of rice bran into finished products.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying consolidated financial statements have been prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.  Actual results may differ from those estimates.  The accompanying consolidated financial statements include the accounts of RiceBran Technologies and all subsidiaries in which we have a controlling interest.  All significant inter-company balances are eliminated in consolidation.  Variable interest in subsidiaries for which we are the primary beneficiary are consolidated.  Noncontrolling interests in our subsidiaries are recorded net of tax as net earnings (loss) attributable to noncontrolling interests.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents – We consider all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.  In all periods presented, we maintained our cash and cash equivalents with major banks.  We maintain cash in bank accounts in amounts which at times may exceed federally insured limits.  We have not experienced any losses on such accounts.

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

Inventories – In our continuing operations, inventories are stated at the lower of cost or net realizable value, with cost determined by the first-in, first-out method and we employ a full absorption procedure using standard cost techniques.  The standards are customarily reviewed and adjusted annually so that they are materially consistent with actual purchase and production costs.  Provisions for potentially obsolete or slow-moving inventory are made based upon our analysis of inventory levels, historical obsolescence and future sales forecasts; while inventory determined to be obsolete is written off immediately.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on the straight-line basis over the estimated useful lives of the assets.  Expenditures for maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.  Gains or losses on the sale of property and equipment are reflected in net income (loss).

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

Revenue Recognition – In our continuing operations, we recognize revenue for product sales when title and risk of loss pass to our customers, generally upon shipment.  Each transaction is evaluated to determine if all of the following four criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured.  If any of the above criteria cannot be satisfied then such a transaction is not recorded as revenue, or is recorded as deferred revenue and recognized only when the sales cycle is complete and payment is either received or becomes reasonably assured.  Changes in judgments and estimates regarding the application of the above mentioned four criteria might result in a change in the timing or amount of revenue recognized by such transactions.

We make provisions for estimated returns, discounts and price adjustments when they are reasonably estimable.  Revenues are net of provisions for estimated returns, routine sales discounts, volume allowances and adjustments.  Revenues are also net of taxes collected from customers and remitted to governmental authorities.

Amounts billed to a customer in a sale transaction for shipping and handling are reported as revenues and the related costs incurred for shipping are included in cost of goods sold.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Selling, General and Administrative Expenses – Selling, general and administrative expenses include salaries and wages, bonuses and incentives, share-based compensation expense, employee-related expenses, facility-related expenses, marketing and advertising expense, depreciation of non-operating property and equipment, professional fees, amortization of intangible assets, provisions for losses on accounts receivable and other operating expenses.

Research and Development – Research and development expenses include internal and external costs.  Internal costs include salaries and employment related expenses.  External expenses consist of costs associated with product development.  All such costs are charged to expense in the period they are incurred.

Share-Based Compensation – Share-based compensation expense for stock options granted to employees is calculated at the grant date using the Black-Scholes-Merton valuation model based on awards ultimately expected to vest, reduced for estimated forfeitures, and expensed on a straight-line basis over the service period of the grant.   We recognize forfeitures as they occur.  Prior to 2017, forfeitures were estimated at the time of grant based on our historical forfeiture experience and are revised in subsequent periods if actual forfeitures differ from those estimates.  Black-Scholes-Merton option pricing model requires us to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management’s judgment regarding market factors and trends.  We will use alternative valuation models if grants have characteristics that cannot be reasonably estimated using the Black-Scholes-Merton model.

For awards of nonvested stock, share-based compensation is measured based on the fair value of the award on the date of grant and the corresponding expense is recognized over the period during which an employee is required to provide service in exchange for the reward. Compensation expense related to service-based awards are recognized on a straight-line basis over the requisite service period for the entire award.

For restricted stock units, share-based compensation is measured based on the fair value of the award on the date of grant and the corresponding expense is recognized over the period during which an employee is required to provide service in exchange for the reward. Compensation expense related to service-based awards is recognized on a straight-line basis over the requisite service period for the entire award.

We account for share-based compensation awards granted to non-employees and consultants by determining the fair value of the awards granted at either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.  Generally, we value stock options granted to non-employees and consultants using the Black-Scholes-Merton valuation model and stock at the fair value of the award.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.  The expense associated with stock awards issued to consultants or other third parties are recognized over the term of service.  In the event services are terminated early or we require no specific future performance, the entire amount is expensed.  The value is re-measured each reporting period over the requisite service period.

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

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Recent Accounting Guidance

Recent accounting standards not yet adopted

The following represent the standards not yet adopted that will, or are expected to, result in a significant change in practice and/or have a significant financial impact on us.

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on revenue from contracts with customers to clarify the principles for recognizing revenue, ASU 2014-09, Revenue: Revenue from Contracts with Customers (and subsequent guidance to related to the topic in ASUs 2016-08, 2016-10, 2016-12. 2016-20, and 2017-14).  Under the new guidance, we should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, applying the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  An entity may choose to adopt the new standard either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the new standard.  The guidance is effective for our annual and interim periods beginning in 2018, however, early adoption is permitted.  We have completed our evaluation of the impact that adoption of this guidance will have on our financial statements and expect adoption will have an immaterial impact on our results of operations, financial position and cash flows.  A majority of our sales are recognized when control and title transfers under existing standards.  We expect to transition through a cumulative effect adjustment as of January 1, 2018, under the modified retrospective method.  Substantially all of our revenue contracts contain a single performance obligation, to supply continually defined quantities of product at fixed prices.  Those performance obligations are fulfilled at the time of delivery.  Our revenue contracts generally do not include any other explicit or implicit items that are separate from the product we sell.

In February 2016, the FASB issued guidance which changes the accounting for leases, ASU 2016-02, Leases.  Under prior GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease for us as a lessee depend primarily on the lease’s classification as a finance or operating lease.  For both types of leases, lessees will recognize a right-of-use asset and a lease liability.  For capital or finance leases, lessees will recognize amortization of the right-of-use asset separately from interest expense on the lease liability.  The guidance is effective for our annual and interim periods beginning in 2019 and must be adopted on a modified retrospective approach.  Early adoption is allowed.  We have not yet determined the impact that the new guidance will have on our results of operations, financial position and cash flows and have not yet determined if we will early adopt the standard.

Recently adopted accounting standards

In November 2016, the FASB issued guidance that requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents, ASU 2016-18,  Statement of Cash Flows: Restricted Cash.  We were required to adopt the guidance for our annual and interim periods beginning in 2018.  We early adopted the standard in the third quarter of 2017 on a retrospective basis.  As a result, changes in restricted cash reported in 2016 as cash flows from investing activities are no longer reported as such.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 4. DISCONTINUED OPERATIONS

Healthy Natural (HN) Discontinued Operations

We continuously assess the composition of our business portfolio to ensure it is aligned with our strategic objectives and positioned to maximize growth and return to our shareholders.  In the second quarter of 2017, we began exploring strategic options for our wholly-owned subsidiary, HN.  In July 2017, we completed the sale of the assets of HN for $18.3 million in cash.  The selling price is subject to adjustment if the estimated closing working capital with respect to the assets sold and the liabilities assumed is different than the actual closing working capital for those assets and liabilities.  The sale agreement contains customary indemnification provisions and provisions that restrict us from engaging in a business conducted by HN for five years from the date of closing.  A $0.2 million working capital adjustment escrow and a $0.6 million indemnity claim escrow were funded from the proceeds and are classified as restricted cash.  We are providing certain support services under transition services agreement for a limited period of time.  These support services are not expected to have a material impact on our net income (loss) in 2017.

On a preliminary basis, we estimate a working capital adjustment of $0.3 million.  The working capital adjustment will result in an adjustment to the initial proceeds of $16.7 million and the gain on the sale of $8.2 million, net of a $4.7 million income tax provision.  The definition of working capital under the agreement is subject to interpretation and we have not yet finalized the adjustment with the purchaser of HN.  The final adjustment may differ from the estimate.  The following table summarizes the carrying amount of HN as of the July 14, 2017 sale (in thousands).

Accounts receivable, net	$871
Inventories	1,987
Other current assets	47
Property and equipment	871
Intangible	791
Other	24
Assets	4,591
Accounts payable	759
Accrued expenses	290
Liabilities	1,049
Net assets sold	$3,542

We determined that the disposal met the criteria for presentation as discontinued operations in the second quarter of 2017.  Accordingly, HN results are presented as discontinued operations in our consolidated statements of operations and are excluded from continuing operations for all periods presented.  In addition, the HN assets and liabilities are classified as held for sale in our balance sheets for all periods presented.

The following table summarizes the carrying amounts of major classes of HN assets and liabilities classified as held for sale (in thousands).

December 31, 2016
Accounts receivable, net	$592
Inventories	1,915
Other current assets held for sale	23
Property and equipment	1,019
Intangible	791
Other noncurrent assets	24
Total assets held for sale	$4,364
Accounts payable	$443
Accrued expenses	382
Long term liabilities	73
Total liabilities held for sale	$898

The operations of HN are included in our results though the July 14, 2017 date of sale.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

The following table summarizes the major line items included in the income (loss) from discontinued operations for HN (in thousands).

	Years Ended December 31
	2017	2016
Revenues	$9,902	$19,678
Cost of goods sold	(6,651)	(13,158)
Selling, general and administrative expenses	(462)	(1,440)
Income from operations, before income taxes	2,789	5,080
Income tax expense	(1,048)	(1,864)
Income from operations, net of tax	1,741	3,216
Gain on sale, net of $4.7 million income tax expense	8,164	-
Income from discontinued operations, net of tax	$9,905	$3,216

The following table summarizes the major line items included in cash flows from discontinued operations of HN (in thousands).

	Years Ended December 31
	2017	2016

Net cash provided by operating activities	$2,403	$5,829
Net cash provided by (used in) investing activities	16,693	(99)
Net cash used in financing activities	(52)	-
Net cash provided to continuing operations	$(19,044)	$(5,730)

In 2017, net cash provided by investing activities in the table above is presented in our statements of cash flows in net cash provided by (used in) investing activities of discontinued operations and includes the $16.7 million net proceeds from the sale of HN.

The following table summarizes other data for HN (in thousands).

	Years Ended December 31
	2017	2016
Depreciation included in cost of goods sold	$96	$175
Depreciation included in selling, general and administrative expenses	49	72
Amortization included in selling, gneral and administrative expenses	-	863
Capital expenditures	18	100

Nutra SA Discontinued Operations

We held a variable interest in our equity interest in Nutra SA.  Nutra SA’s only operating subsidiary is Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), located in Pelotas, Brazil.  On November 28, 2017 Nutra SA redeemed our entire membership interest in Nutra SA and we paid Nutra SA $0.5 million in concurrent transactions.  We no longer hold any interest in Nutra SA.  We were the primary beneficiary of Nutra SA, and as such, Nutra SA’s assets, liabilities and results of operations are included in the consolidated financial statements through November 28, 2017, the date of disposal of Nutra SA.

In the second quarter of 2017, we determined that our plans to divest our investment in Nutra SA met the criteria for presentation as discontinued operations.  Accordingly, the Nutra SA operating results are presented as discontinued operations and are excluded from continuing operations for all periods presented.  In addition, Nutra SA consolidated assets and liabilities are classified as held for sale in our consolidated balance sheets for all periods presented.  Other equity holders’ (Investors) interests in Nutra SA are reflected in net loss attributable to noncontrolling interest in discontinued operations in the consolidated statements of operations and accumulated deficit attributable to noncontrolling interest in discontinued operations in the consolidated balance sheets.  The Investors average interest in Nutra SA was 36% in 2017, through the date of disposal, and 32% in 2016.

We use the U.S. Dollar as our reporting currency.  The functional currency for Irgovel was the Brazilian Real.  Assets and liabilities of Irgovel classified as held for sale were translated using the exchange rate in effect at December 31, 2016, and at the date of disposal, November 28, 2017, when determining the loss on disposal.   Equity accounts were translated at historical rates, except for the change in accumulated deficit during the year, which is the result of the income statement translation process.  Irgovel’s revenues and expenses were translated using the average exchange rates in effect during the period.  Translation differences were recorded in accumulated other comprehensive income (loss) as foreign currency translation.  Gains or losses on transactions denominated in a currency other than Irgovel’s functional currency which arose as a result of changes in foreign exchange rates were recorded as foreign exchange gain or loss in net income (loss).

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

We recorded a $1.2 million loss on disposal of Nutra SA in the fourth quarter of 2017.  The following table summarizes the estimated carrying amount of the Nutra SA net liabilities disposed as of the November 28, 2017, disposal date and the components of the Nutra SA loss on disposal (in thousands).

Cash	$20
Accounts receivable, net	653
Inventories	630
Other current assets	413
Property and equipment	10,070
Other	1,435
Accounts payable	(2,560)
Accrued expenses	(7,878)
Debt	(7,345)
Net liabilities disposed	(4,562)
Foreign curency translation adjustment	4,218
Redeemable noncontrolling interest	1,663
Payments to purchaser at disposal	540
Other	37
Loss on disposal of Nutra SA	1,896
Income tax benefit	(694)
Loss on disposal of Nutra SA, net of tax	$1,202

The following table summarizes the carrying amounts of major classes of Nutra SA assets and liabilities classified as held for sale as of December 31, 2016 (in thousands).

December 31, 2016
Cash and cash equivalents	$109
Accounts receivable, net (restricted)	398
Inventories	925
Other current asssets	373
Property and equipment, net (restricted $2,662)	10,889
Other noncurrent assets	1,327
Total assets held for sale	$14,021
Accounts payable	$2,553
Accrued expenses	5,607
Current maturities of long-term debt (nonrecourse)	6,816
Total liabilities held for sale	$14,976

Cash provided by Nutra SA operations was generally unavailable for distribution to our continuing operations under to the terms of the LLC Agreement.  Therefor Nutra SA’s consolidated cash is classified as held for sale in our consolidated balance sheets.  Nutra SA’s debt was secured by Irgovel’s accounts receivable and property.  The non-Brazilian entities within the consolidated ownership group did not guarantee any of Nutra SA’s debt.  No interest related to debt held by non-Brazilian entities was allocated to Nutra SA in any period presented.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

The following table summarizes the major line items included in income (loss) from discontinued operations for Nutra SA (in thousands).

	Years Ended December 31
	2017	2016
Revenues	$12,209	$6,744
Cost of goods sold	(12,517)	(8,423)
Selling, general and administrative expenses	(3,188)	(2,255)
Goodwill impairment	-	(3,024)
Other expense	(1,224)	(1,378)
Loss from discontinued operations, before income taxes	(4,720)	(8,336)
Income taxes	-	-
Loss from operations, net of tax	(4,720)	(8,336)
Loss on dispoal, net of $0.7 million taxes	(1,202)	-
Loss form discontinud operations, ne tof tax	$(5,922)	$(8,336)

The following table summarizes the major line items included in cash flows from Nutra SA (in thousands).

	Years Ended December 31
	2017	2016

Net cash used in operating activities	$(1,152)	$(1,310)
Net cash used in investing activities	(692)	(257)
Net cash provided by financing activities	1,114	907
Effect of exchange rate changes	154	103
Net cash provided by continuing operations	$(576)	$(557)

In 2017, net cash used in investing activities in the table above is presented in our consolidated statements of cash flows in net cash provided by (used in) investing activities of discontinued operations and includes the $0.5 million net payments upon divestiture of Nutra SA.

The following table summarizes other data for Nutra SA (in thousands).

	Years Ended December 31
	2017	2016
Depreciation included in cost of goods sold	$897	$932
Depreciation included in selling, general and administrative expenses	56	57
Capital expenditures	142	257

NOTE 5. INCOME (LOSS) PER SHARE (EPS)

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

Diluted EPS is computed by dividing the net income attributable to RiceBran Technologies common shareholders by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the impact of assumed exercises and conversions is dilutive.  The dilutive effects of outstanding options, warrants, nonvested shares and restricted stock units that vest solely on the basis of a service condition are calculated using the treasury stock method.  The dilutive effects of the outstanding preferred stock are calculated using the if-converted method.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Below are reconciliations of the numerators and denominators in the EPS computations.

	Years Ended December 31
	2017	2016
NUMERATOR (in thousands):
Basic and diluted - loss from continuing operations	$(10,185)	$(6,130)
Dividend on preferred stock--beneficial conversion feature	(778)	(551)
Basic and diluted - adjusted loss from continuing operations	$(10,963)	$(6,681)

DENOMINATOR (in thousands):
Basic EPS - weighted average number of common shares outstanding	11,923,923	9,338,370
Effect of dilutive securities outstanding	-	-
Diluted EPS - weighted average number of shares outstanding	11,923,923	9,338,370

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive:
Stock options	514,961	305,355
Warrants	21,588,045	10,308,778
Convertible preferred stock	2,529,872	1,708,791
Restricted stock units	601,986	-

Weighted average number of nonvested share of common stock not included in diluted EPS because effect would be antidilutive	1,249,234	1,132,724

The impacts of potentially dilutive securities outstanding at December 31, 2017 and 2016, were not included in the calculation of diluted EPS in 2017 and 2016 because to do so would be anti-dilutive.  Those securities listed in the table above which were anti-dilutive in 2017 and 2016, which remain outstanding, could potentially dilute EPS in the future.

NOTE 6. CONCENTRATION OF RISK

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable.  We perform ongoing credit evaluations on the financial condition of our customers and generally do not require collateral.

Revenues and accounts receivable from significant customers (customers with revenue or accounts receivable in excess of 10% of consolidated totals) are stated below as a percent of consolidated totals.

	Customer
	A	B	C
% of revenue, 2017	17%	14%	8%
% of revenue, 2016	14%	15%	12%

% of accounts receivable, as of December 31, 2017	25%	0%	7%
% of accounts receivable, as of December 31, 2016	28%	0%	7%

We purchase rice bran from four suppliers.  Purchases from these suppliers represent 37% of our cost of goods sold in 2017 and 33% of our cost of goods sold in 2016.

The following table presents revenues by geographic area shipped to (in thousands).

	Years Ended December 31
	2017	2016

United States	$12,196	$11,806
Other international	1,159	1,176
Revenues	$13,355	$12,982

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

The following table presents revenues by product line (in thousands).

	Years Ended December 31
	2017	2016

Food	$7,525	$7,643
Animal nutrition	5,830	5,339
Revenues	$13,355	$12,982

NOTE 7. PROPERTY AND EQUIPMENT

	December 31
	2017	2016	Estimated Useful Lives
Land	$237	$237
Furniture and fixtures	311	306	5-7 years
Plant	6,580	6,582	30 years, or life of lease
Computer and software	1,207	1,147	3-5 years
Leasehold improvements	274	261	4-7 years or life of lease
Machinery and equipment	8,677	7,274	5-10 years
Property and equipment, cost	17,286	15,807
Less accumulated depreciation	9,436	8,782
Property and equipment, net	$7,850	$7,025

Depreciation expense was $0.6 million in 2017 and $0.8 million and 2016.

NOTE 8. DEBT

The following table summarizes current and long-term portions of debt as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Senior revolving loan	$-	$1,725
Senior term loan, net	-	917
Subordinated notes	-	6,310
Other	16	75
	16	9,027
Current portion	4	3,063
Long-term portion	$12	$5,964

We issued senior debentures in the principal amount of $6.6 million and related warrants in a private placement, in February 2017.  In connection with the senior debenture private placement, in February 2017, we also entered into agreements that resulted in (i) a reduction in the annual interest rate on the subordinated notes from 11.75% to 7%, (ii) an extension of the maturity date of the subordinated notes to May 2019 from May 2018 and (iii) our first quarter 2017 payment of $0.2 million of note principal and $0.3 million of accrued note interest.  The transactions, and the accounting therefore, are described further in Note 9.

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

In February 2017, we used the net proceeds from the senior debenture private placement, discussed further in Note 9, to pay the senior revolving loan and the senior term loan in full.

NOTE 9. EQUITY, SHARE-BASED COMPENSATION, WARRANTS AND FINANCING TRANSACTIONSS

In February 2017, shareholders approved and we filed an amendment to our articles of incorporation increasing our authorized shares of common stock from 25,000,000 to 50,000,000.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Our board of directors, without further action or vote by holders of our common stock, has the right to establish the terms, preference, rights and restrictions and issue shares of preferred stock.  We previously designated and issued six series of preferred stock of which no shares remain outstanding.  In addition, we have designated and issued a seventh series of preferred stock: 2,000 shares of Series G in 2017, of which 630 shares remain outstanding.

The Series G preferred stock is non-voting and may be converted into shares of our common stock at the holders’ election at any time, subject to certain beneficial ownership limitations, at a ratio of 1 preferred share for 948.9915 shares of common stock.  The Series G preferred stock is entitled to receive dividends if we pay dividends on our common stock, in which case the holders of Series G preferred stock are entitled to receive the amount and form of dividends that they would have received if they held the common stock that is issuable upon conversion of the Series G preferred stock.  If we are liquidated or dissolved, the holders of Series G preferred stock are entitled to receive, before any amounts are paid in respect of our common stock, an amount per share of Series G preferred stock equal to $1,000, plus any accrued but unpaid dividends thereon.

Series F preferred stock is no longer outstanding.  The Series F preferred stock was non-voting and could be converted into shares of our common stock at the holder’s election at any time, subject to certain beneficial ownership limitations, at a ratio of 1 preferred share for 666.66666 shares of common stock.  The Series F preferred stock was only entitled to receive dividends if we declared dividends, in which case the dividend was to be paid (i) first an amount equal to $0.01 per share of preferred stock and (ii) then to and in the same form as dividends paid on shares of our common stock.  Otherwise, the Series F preferred stock had no liquidation or other preferences over our common stock.

Share-based compensation expenses related to stock options, stock and restricted stock units issued to employees and directors are included in selling, general and administrative expenses.  The following table provides a detail of share-based compensation expense (in thousands).

	Years Ended December 31
	2017	2016

Stock options	$176	$243
Common stock, vested at issuance and nonvested at issuance	744	768
Restricted stock units	27	-
Compensation expense related to common stock awards issued under equity incentive plans	$947	$1,011

Share Sequencing

From June 2015 until March 2017, the minority interest holders in Nutra SA could elect to exchange units in Nutra SA for shares of our common stock, the number of common stock and warrants issuable upon this election, was variable and indeterminate.  For accounting purposes, we were not able to conclude that we had sufficient authorized and unissued shares to settle all contracts subject to the GAAP derivative guidance during the period the minority interest holders had this right, which right terminated March 31, 2017.  Our adopted sequencing approach (Share Sequencing) was based on earliest issuance date, therefore, we were required to carry warrants issued between June 2015 and March 2017, at fair value, as derivative warrant liability, and preferred stock issued between June 2015 and March 2017, in temporary equity.  We reclassified the affected warrants from derivative warrant liability to equity at an amount equal to the warrants’ fair value on March 31, 2017, and we reclassified the amounts related to the 3,000 shares of Series F preferred stock and 2,000 shares of Series G preferred stock from temporary equity to equity at the preferred stocks’ carrying amount on March 31, 2017.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Warrants

The following table summarizes information related to outstanding warrants:

		December 31, 2017				December 31, 2016
Range of Exercise Prices	Type of Warrant	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants, Exercisable Cashless	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
					(4)
$ 0.96	Equity	12,972,832	0.96	4.1	3,774,344	-	-	-
$ 1.50 to $1.60	Liability (1)(3)	-	-	-	-	1,789,868	1.52	1.3
$ 1.60	Equity (1)	300,000	1.60	2.4	300,000	-	-	-
$ 2.00	Liability (2)	-	-	-	-	2,660,000	2.00	4.6
$ 2.00	Equity	2,660,000	2.00	3.6	-	-	-	-
$ 5.25	Liability (2)	-	-	-	-	25,000	5.25	3.6
$ 5.25 to $5.87	Equity	3,156,670	5.33	1.7	359,536	4,296,339	5.36	2.7
$ 6.55 to $16.80	Equity	2,067,771	6.61	1.0	190,899	2,067,771	6.61	2.0
		21,157,273	$2.30	3.4	4,624,779	10,838,978	$4.14	2.8

(1)
Includes a warrant for the purchase of up to purchase 300,000 shares of common stock which contains a most favored nations anti-dilution provision.  Under that provision, in the event we issue warrants and/or other convertible instruments with anti-dilution provisions with respect to the exercise price of the warrant or the conversion price of the convertible instrument, we will be required to provide the same anti-dilution provision in this warrant and may be required to lower the exercise price on this warrant and/or increase the number of shares underlying this warrant.  The warrant also contains a provision in effect until November 2017 which gave the holder the right to demand a net cash settlement in the event of a fundamental transaction (as defined in the agreement).  The warrant was classified as derivative warrant liability in our balance sheets due to that provision as of December 31, 2016, and was reclassified to equity (deficit) in November 2017 when the provision expired.

(2)
The warrants were classified as derivative warrant liabilities in our balance sheets due to the Share Sequencing as of December 31, 2016, and were reclassified to equity (deficit) effective March 31, 2017.

(3)
Includes warrants for the purchase 1,489,868 shares of common stock, at December 31, 2016, which contained full ratchet anti-dilution provisions.  The warrants were classified as derivative warrant liability in our balance sheets due to that provision as of December 31, 2016, and were exercised in 2017.

(4)
Under the terms of certain outstanding warrants, the holders may elect to exercise the warrants under a cashless exercise feature.  The shares listed, represent the shares holders could exercise cashless as of December 31, 2017.  If we register for resale the shares subject to warrants, the holders of some of the warrants may no longer have the right to elect a cashless exercise.  Should we fail to maintain a registration statement for the resale of shares under certain other warrant, the shares under those warrants may be exercisable using a cashless exercise feature.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

The following table summarizes warrant activity.

	Equity Warrants			Liability Warrants
	Shares Underlying	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Underlying	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2015	6,367,139	$4.02	2.8	726,489	$5.24	2.9
Issued	-	NA	NA	2,685,000	2.03	5.0
Impact of repricing senior lender warrants:
Prior to repricing	-	NA	NA	(300,000)	5.25	3.9
After repricing	-	NA	NA	300,000	1.80	3.9
Prior to repricing	-	NA	NA	(300,000)	1.80	3.7
After repricing	-	NA	NA	300,000	1.60	3.7
Impact of anti-dilution clauses:
Prior to impact	-	NA	NA	(426,489)	5.24	1.8
After impact	-	NA	NA	1,489,868	1.50	1.8
Exercised	-	NA	NA	-	NA	NA
Forfeited, expired or cancelled	(3,029)	46.80	-	-	NA	NA
Outstanding, December 31, 2016	6,364,110	5.77	2.44	4,474,868	1.82	3.3
Issued	25,000	0.96	5.01	11,783,163	0.96	5.0
Impact of repricing senior debenture purchaser warrants:
Prior to repricing	(875,000)	5.49	2.1	-	NA	NA
After repricing	875,000	0.96	5.5	-	NA	NA
Impact of repricing subordinated note holder warants:
Prior to repricing	(289,669)	5.25	3.3	-	NA	NA
After repricing	289,669	0.96	3.3	-	NA	NA
Impact of anti-dilution clauses:
Prior to impact	-	NA	NA	(1,489,868)	1.50	0.8
After impact	-	NA	NA	2,327,919	0.96	0.8
Transfer from liability to equity	14,768,163	1.16	4.8	(14,768,163)	1.16	4.8
Exercised	-	NA	NA	(2,327,919)	0.96	-
Forfeited, expired or cancelled	-	NA	NA	-	NA	NA
Outstanding, December 31, 2017	21,157,273	$2.30	3.4	-	$-	-
Exercisable, December 31, 2017	21,157,273	$2.30	3.4	-	$-	-

In the period from January 1, 2018 to March 8, 2018, we issued warrants for the purchase of up to 315,000 shares of common stock, at a weighted average exercise price of $4.73 per share and a weighted average term of 2.4 years.  We recognized $0.1 million of expense for these issuances.  During the same period, warrant holders exercised, at $0.96 per share, warrants for the purchase of 67,395 shares of common stock (remaining term at December 31, 2017 of 4.1 years).

Transactions with Preferred Stock Holders.

In February 2017, we issued and sold 2,000 shares of Series G preferred stock and sold warrants to purchase 1,423,488 shares of common stock (exercise price of $0.96 per share, exercisable beginning in February 2017 and expiring in February 2022).  A subordinated note holder exchanged subordinated notes with a principal and carrying value of $0.1 million and cash for 180 shares of the Series G preferred stock and related warrants, which was treated as an extinguishment of debt.  The net cash proceeds from the sale was $1.7 million, after deducting allocated cash offering expenses of $0.1 million.  On the date of issuance, we allocated $1.0 million of the proceeds to derivative warrant liability, to record the warrants at fair value, recorded a $0.1 million loss on extinguishment and reduced debt $0.1 million related to the subordinated noteholders exchange, and recorded $1.2 million as preferred stock.  We recorded a $0.8 million dividend on preferred stock for the preferred stock beneficial conversion feature equal to the proceeds allocated to the preferred stock issued to purchases who did not exchange debt, as the fair value of the common stock underlying the convertible preferred stock at issuance exceeded the amount recorded in preferred stock.

In February 2016, we issued and sold 3,000 shares of Series F preferred stock and sold warrants to purchase 2,660,000 shares of common stock (exercise price of $2.00 per share, exercisable beginning in August 2016 and expiring in August 2021).  The placement agent for the offering received a cash fee of $0.2 million.  The net proceeds from the offering were $2.6 million, after deducting cash offering expenses of $0.4 million.  On the date of issuance, we allocated $2.5 million of the $3.0 million gross proceeds to derivative warrant liability, to record the warrants at fair value and recorded the remaining $0.5 million proceeds as preferred stock.  We recorded a dividend on preferred stock for the preferred stock beneficial conversion feature equal to the proceeds allocated to the preferred stock at issuance ($0.5 million), as the fair value of the common stock underlying the convertible preferred stock at issuance was $2.7 million.  As a result of this offering, the exercise price of certain warrants that contained full ratchet anti-dilution provisions was reduced from $5.24 per share to $1.50 per share and the number of shares of common stock underlying these warrants increased from 426,489 shares to 1,489,868 shares.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

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

Transaction with Subordinated Note Holders

In connection with the February 2017 senior debenture private placement, we entered into agreements which resulted in (i) a reduction in the annual interest rate on the subordinated notes from 11.75%  to 7% (ii) an extension of the maturity date of the subordinated notes  to May 2019 from May 2018 (iii) the payment of an aggregate amount equal to $0.5 million on the subordinated notes; (iv) the issuance of warrants to purchase up to 3,484,675 shares of our common stock (exercise price of  $0.96 per share, expiration February 2022); and (v) the amendment of existing warrants held by the subordinated note holders for the purchase 289,669 shares of common stock to reduce the exercise price from $5.25 per share to $0.96 per share.  We accounted for the transaction as an extinguishment of debt and issuance of new debt.  In February 2017, we (i) recorded a loss on extinguishment of debt of $1.5 million, (ii) adjusted subordinated notes payable debt down by $0.9 million, to its fair value as of the transaction date, (iii) increased derivative liability by $2.3 million, representing the fair value of the newly issued warrants, and (iv) increased common stock equity by $0.1 million for the change in the fair value of the existing warrants.

Transaction with Senior Lender

In June 2016, we amended an agreement with a senior lender to extend the terms of a loan agreement and repriced a previously issued warrant held by the lender from an exercise price per share of $5.25 to $1.85.  In September 2016, we amended the terms of the loan agreement with the lender to further extend the terms of the loan agreement and repriced the warrant held by the lender from an exercise price per share of $1.85 to $1.60.  Both prior to and subsequent to these modifications, we recorded the warrant at fair value as a derivative warrant liability, pursuant to the Share Sequencing, with changes in fair value recorded in net income (loss).

Transactions with Other Note Holders

In January 2016, we entered into a note payable with a director in the principal amount of $0.3 million and issued the director a warrant to acquire 25,000 shares of common stock (exercise price of $5.25 per share, exercisable immediately and expiring in January 2021).  On the date of issuance, we recorded the warrant at fair value as a derivative warrant liability, pursuant to the Share Sequencing, and recorded a corresponding debt discount which amortized to interest expense when we repaid the note and accumulated interest in full in March 2016.

Transactions with Holders of Warrants with Full Ratchet Anti-Dilution Clauses

As a result of the February 2017 financing transactions described above, the exercise price of certain warrants that contained full ratchet anti-dilution provisions was reduced from $1.50 per share to $0.96 per share and the number of shares of common stock underlying these warrants increased from 1,489,868 shares to 2,327,919 shares.  The holder of the warrants subsequently exercised the warrants and we issued 614,610 shares of common stock to the holder, with a weighted average fair value on the dates of conversion of $1.38 per share, in a cashless transaction and recorded a $0.1 million loss on the conversion equal to the difference between the fair value of the liabilities and the fair values of the common stock on the dates of the conversion.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Other Equity Issuances

In February 2016, we issued 950,000 shares of common stock to a supplier.  The shares are being held in escrow until earned (as defined in our agreement) by the supplier at a fixed price of $2.80 per share.  Cumulatively, as of December 31, 2017, 59,292 shares have been released from escrow.  We may recall any shares remaining in escrow as of February 8, 2026.  Any recalled shares will be cancelled.

In February 2017, we issued a former employee 108,696 shares of our common stock, in lieu of paying $100,000 cash for a 2016 bonus.

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

In June 2017, we issued 345,205 shares of common stock to our directors at a grant date fair value of $0.90 per share.  In August 2017, we issued 35,336 shares of common stock to a director at a grant date fair value of $1.09 per share.  The stock awards vest on the earlier of June 2018 or one day before the date of the next annual shareholder meeting.

In September 2017, we issued and sold 2,654,732 shares of common stock for $1.08 per share.  The net proceeds from the offering of $2.8 million, after deducting commissions and other cash offering expenses of $0.1 million, are included in common stock.   We used the proceeds for general corporate purposes.

In 2017, we issued 986,491 shares of common stock upon conversion of 499 shares of Series F preferred stock and 670 shares of Series G preferred stock.  We reclassified the $0.4 million carrying value of the related preferred stock to common stock.

In January 2018, we issued 50,469 shares of common stock to employees and 14,129 shares of common stock to a consultant, with a fair value at issuance of $1.38 per share.

Equity Incentive Plan

Our board of directors adopted our 2014 Equity Incentive Plan (2014 Plan) in August 2014, after the plan was approved by shareholders.  A total of 1,600,000 shares of common stock were initially reserved for issuance under the plan.  In June 2017, shareholders approved a 1,700,000 increase in the authorized shares issuable under the 2014 Plan.  The total shares authorized under the plan is now 3,300,000 shares.  Under the terms of the plan, we may grant stock options and shares of common stock and share-based awards to officers, directors, employees or consultants providing services on such terms as are determined by the board of directors.  Our board of directors administers the plan, determines vesting schedules on plan awards and may accelerate the vesting schedules for award recipients.  The stock options granted under the plan have terms of up to 10 years.  As of December 31, 2017, awards for the purchase of 3,081,674 shares have been granted and remain outstanding (stock options, stock and restricted stock and restricted stock units) and 218,326 shares are reserved for future grants under the 2014 Plan.

Options

A summary of stock option activity follows.

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2015	357,797	$12.12	7.9
Granted	-	NA	NA
Exercised	-	NA	NA
Forfeited, expired or cancelled	(186,986)	8.88	6.5
Outstanding, December 31, 2016	170,811	8.83	7.2
Granted	481,500	0.79	10.0
Exercised	-	NA	NA
Forfeited, expired or cancelled	(12,652)	3.62	8.1
Outstanding, December 31, 2017	639,659	$2.91	8.5

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

As of December 31, 2017, outstanding stock options had an intrinsic value of $0.3 million, the weighted average remaining vesting period of options outstanding was 3.8 years and unrecognized option compensation cost was $0.2 million.  The average fair value of stock options granted was $2.68 per share in 2017.  The following are the assumptions used in valuing the 2017 stock option grants:

Year Ended December 31, 2017
Assumed volatility	85% - 87%
(87% weighted average)
Assumed risk free interest rate	1.8% - 2.0%
(2.0% weighted average)
Average expected life of options (in years)	6.2
(6.2 weighted average)
Expected dividends	-

The following table summarizes information related to outstanding and exercisable stock options as of December 31, 2017:

	Outstanding			Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 0.76 to $0.91	450,500	$0.83	9.3	53,332	$0.79	9.2
$ 1.09 to $1.98	31,000	1.27	9.4	5,000	1.98	7.9
$ 2.91 to $2.97	19,000	2.97	7.6	14,828	2.97	7.6
$ 3.47	34,790	3.47	7.5	32,429	3.47	7.5
$ 4.27 to $6.00	55,243	4.63	6.6	55,147	4.83	6.6
$ 16.00	42,335	16.00	3.9	42,335	16.00	3.9
$ 28.00 to $74.00	6,791	49.94	3.6	6,791	49.94	3.6
	639,659	$2.91	8.5	209,862	$7.06	6.8

In January 2018, we issued options to employees for the purchase of up to 278,873 shares of common stock at an exercise price of $1.42 and a grant date fair value of $0.97 per share.  The options vest and become exercisable in four equal annual installments beginning in January 2019.

Restricted Stock Units

In late June 2017, we issued restricted stock units (RSUs), under the 2014 Plan, to our executive officers covering a total of 1,175,000 shares of our common stock.  The shares subject to the RSUs vest based upon a vesting price equal to the volume weighted average trading price of our common stock over sixty-five consecutive trading days.  Each RSU’s shares vest (i) 10% if the vesting price equals or exceeds $5.00 per share, (ii) 30% if the vesting price equals or exceeds $10.00 per share and (iv) 60% if the vesting price equals or exceeds $15.00 per share.  The shares had a grant date fair value of $0.2 million which was being expensed ratably over a 3.5-year period beginning in July 2017.  In January 2018, 60% of the RSUs issued in June 2017 were cancelled.  The portion cancelled related to the $15.00 per share target vesting price.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Nonvested Stock

	Shares Issued to Employees and Directors		Weighted Average Grant Date Fair Value	Fair Value (in thousands)	Weighted Average Remaining Vesting (Years)	Unrecognized Stock Compensation (in thousands)
				(a)
Nonvested at December 31, 2015	324,229		$4.25	$616.0	1.66	$796.3
Granted	174,825		1.46	255.00
Vested	(242,215)	(b)	4.16	323.00
Forfeited	-		NA	NA
Nonvested at December 31, 2016	256,839		2.44	265.00	0.7	284.6
Granted	380,541		0.92	349.00
Vested	(252,636)	(c)	2.42	220.00
Forfeited	-		NA	NA
Nonvested at December 31, 2017	384,744	(d)	$0.94	$569.0	0.5	$176.3

(a)
Represents pre-tax fair value, based on our closing stock prices, which would have been received by the holders of the stock had all such holders sold their underlying shares on the date indicated, the dates of grant or the dates of vesting, as applicable.

(b)	Includes 147,836 shares, for which vesting was accelerated in November 2016, based on the terms of a severance agreement.
(c)	Includes 73,608 shares, for which vesting was accelerated in June 2017, based on the terms of a severance agreement.
(d)
Excludes 890,708 shares, issued to a supplier, nonvested and unearned as of December 31, 2017.  The shares are being held in escrow until earned (as defined in our agreement) by the supplier at a fixed price of $2.80 per share

NOTE 10. INCOME TAXES

On December 22, 2017, the United States enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the Tax Act).   The Tax Act reduces the U.S. federal corporate tax rate to a maximum of 21 percent.  As of December 31, 2017, we have not completed our accounting for the tax effects of the enactment of the Tax Act, however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances. The application of this rate reduction to the ending deferred tax assets and deferred tax liabilities impacted our expense for income taxes by $7.1 million which was fully offset by a corresponding change to our valuation allowance in 2017.  We are still analyzing the Tax Act and refining our calculations, which could potentially impact the measurement of our tax balances.  The Tax Act contains several base broadening provisions that became effective on January 1, 2018, that we do not expect to have a material impact on future earnings.  The 2017 impact of the enactment of the Tax Act is reflected in the tables below.

Deferred tax asset (liability) is comprised of the following (in thousands):

	December 31
	2017	2016
Net operating loss carryforwards	$5,560	$7,946
Capital loss	7,030	363
Stock options and warrants	322	724
Property	499	743
Intangible assets	89	(252)
Capitalized expenses	142	342
Debt and deferred financing	-	178
Other	230	466
Net deferred tax assets	13,872	10,510
Less: Valuation allowance	(13,872)	(10,510)
Deferred tax asset (liability)	$-	$-

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes.  We have determined it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, we have provided a valuation allowance for deferred tax assets.

The following table summarizes the change in the valuation allowance (in thousands).

	Years Ended December 31
	2017	2016
Vaulation allowances at beginning of year	$10,510	$5,726
Net operating loss	4,358	5,021
Expiration of net operating losses and limitations	2,353	(105)
Effect of federal rate reduction from 34% to 21%	(7,079)	-
Capital loss from redemption of Nutra SA interests	11,058	-
Other adjusments	(1,384)	(132)
Change in valuation allowance, before transfer	9,306	4,784
Transferred from discontinued operations	(5,944)	-
Valuation allowances at end of year	$13,872	$10,510

As of December 31, 2017, net operating loss carryforwards for U.S. federal tax purposes totaled $22.5million and expire at various dates from 2021 through 2037.  Net operating loss carryforwards for state tax purposes totaled $15.6 million at December 31, 2017, and expire at various dates from 2018 through 2037.  We generated a capital loss carryforward of $29.1 million from the redemption of membership interest in Nutra S.A. for which the Company does not expect to realize benefit.  Therefore, a valuation allowance has been recorded as of December 31, 2017.

We experienced several ownership changes as defined in IRC Section 382(g) as a result of offerings and conversions that occurred in 2013 and 2014 and a new shareholder obtaining a greater than 5% interest in the value our equity in September 2017.  Our ability to utilize previously accumulated net operating loss carryforwards was subject to substantial annual limitations due to change in ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations.  In the fourth quarter of 2017 we completed a formal analysis to determine the amount of annual limitation on net operations loss carryforwards prior to utilization.

We are subject to taxation in the U.S. federal jurisdiction and various state and local jurisdictions.  We record liabilities for income tax contingencies based on our best estimate of the underlying exposures.  We are open for audit by the IRS for years after 2013 and, generally, by U.S. state tax jurisdictions after 2012.

Because we had a net loss from continuing operations and net income from discontinued operations, we were required to allocate a tax benefit to net loss from continuing operations under financial accounting guidance (ASC 740-25-7) in both 2017 and 2016.  The tax benefit allocated to the loss from continuing operations was limited to the lesser of the tax effect of the loss from continuing operations or the tax avoided on the overall net pretax income from discontinued operations that provide a source of realization of the continuing operations loss.  The components of income tax benefit follow (in thousands).

	Years Ended December 31
	2017	2016
Current:
State	$16	$45
Deferred:
Federal	(4,684)	(1,732)
State	(362)	(137)
Total deferred	(5,046)	(1,869)
Income tax benefit	$(5,030)	$(1,824)

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Reconciliations between the amount computed by applying the U.S. federal statutory tax rate (34%) to loss before income taxes, and income tax benefit follows (in thousands):

	Years Ended December 31
	2017	2016
Income tax benefit at federal statutory rate	$(5,173)	$(2,704)
Increase (decrease) resulting from:
State tax benefit, net of federal tax effect	(400)	(214)
Effect of federal rate reduction from 34% to 21%	7,079	-
Change in valuation allowance	9,306	4,784
Capital loss from redemption of Nutra SA interests	(11,058)	-
Expiration of net operating losses	(310)	105
Reduction in deferred balances for forfeited, expired or cancelled options	317	168
Nontaxable fair value adjustment	(234)	(553)
Nondeductible expenses	55	(465)
Other adjustments to deferred balances	-	(994)
Allocated from discontinud operations	(5,046)	(1,864)
Other	434	(86)
Income tax benefit	$(5,030)	$(1,824)

We recognize interest and penalties related to uncertain tax positions in selling, general and administrative expenses.  We have not identified any uncertain tax positions requiring a reserve as of December 31, 2017 or 2016.  We do not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

NOTE 11. FAIR VALUE MEASUREMENT

The fair value of cash and cash equivalents, restricted cash, accounts and other receivables and accounts payable approximates their carrying value due to shorter maturities.  As of December 31, 2017, the fair value of our debt (Level 3 measurement) approximated its carrying value, based on current market rates for similar debt with similar maturities.

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

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our balance sheets (in thousands).

	Level 1	Level 2	Level 3	Total
Total liabilities at fair value, as of December 31, 2016 - derivative warrant liabilities	$-	$-	$1,527	$1,527

Warrants accounted for as derivative liabilities were valued using the lattice model each reporting period and the resultant change in fair value is recorded in net income (loss).  The lattice model required us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants.  The risk-free interest rate is determined by reference to the treasury yield curve rate of instruments with the same term as the warrant.  Additional assumptions that were used to calculate fair value follow.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Year Ended December 31, 2016
Risk-free interest rate	0.6% -1.9%
(1.6% weighted average)
Expected volatility	64%
(64% weighted average)

The following tables summarize the changes in Level 3 items measured at fair value on a recurring basis (in thousands):

Total Level 3 Fair Value	Fair Value as of Beginning of Year	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Reclassify to Equity (Deficit)	Conversion to Common Stock	Fair Value, at End of Year	Gains (Losses) on Instruments Still Held
		(1)
2017, derivative warrant liabilities	$(1,527)	$669	$(7,917)	$7,980	$795	$-	$-

2016, derivative warrant liabilities	$(678)	$1,625	$(2,474)	$-	$-	$(1,527)	$(849)

(1)	Included in change in fair value of derivative warrant liabilities in net income (loss).

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

In November 2016, we entered into an agreement settling matters with our former chief executive officer related to his separation of employment and termination from our board of directors in November 2016.  Pursuant to this agreement we paid the former executive severance of $0.3 million in 2016, $0.4 million in 2017.  In 2016 we expensed the total $0.7 million associated with the agreement.

Leases

We lease certain properties under various operating lease arrangements that expire over the next 16 years.  These leases generally provide us with the option to renew the lease at the end of the lease term.  We incurred rent expense of $0.4 million in 2017 and $0.6 million in 2016.

Future minimum payments under these commitments as of December 31, 2017, are as follows (in thousands):

2018	$386
2019	377
2020	384
2021	394
2022	404
Thereafter	2,336
Total minimum lease payments	$4,281

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

In March 2018, we entered into a triple net lease for approximately 5,380 square feet of office space in The Woodlands, Texas.  We expect to move into the space in the second quarter of 2018.  The initial term of the lease is sixty-five months and rent is abated for the first five months.  Minimum monthly base rents total $0.1 million per year during the initial term of the lease.  We expect to recognize rent expense of $0.1 million per year for base rent, plus additional amounts for operating expenses, real estate taxes and other items.  We may extend the term of the lease for an additional five-year period at a fair market base rent, as defined in the agreement.

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

NOTE 13. RELATED PARTY TRANSACTIONS

Entities beneficially owned by Baruch Halpern, a director, invested in our subordinated notes and related warrants prior to 2016.  Throughout the first six months of 2017, Mr. Halpern beneficially held approximately 43% of our outstanding subordinated debt which was repaid in full in July 2017 from the proceeds of the sale of HN.  The warrants remain outstanding.  See Note 9 for information related to the modification of the subordinated notes, repricing of related warrants and the issuance of warrants to subordinated note holders in February 2017.  In 2017 and 2016, we paid $0.2 million and $0.3 million of interest on the subordinated notes.  In 2017 and 2016, we expensed $0.1 million and $0.3 million of interest on the subordinated notes.

As discussed in Note 9, in September 2017, we issued and sold 2,654,732 shares of common stock to Continental Grain Company (CGG).  Our director, Ari Gendason is an employee and senior vice president, head of corporate investments of CGG.  As of the date of this filing, CGG owns approximate 16% of our outstanding common stock.  We have agreed that in connection with each annual or special meeting of our shareholders at which members of our board of directors are to be elected, or any written consent of our shareholders pursuant to which members of the board of directors are to be elected, CGC shall have the right to designate one nominee to our board of directors.

In July 2016, we entered into an agreement with (i) LF-RB Management, LLC, Stephen D. Bask, Richard Bellofatto, Edward M. Giles, Michael Goose, Gary L. Herman, Larry Hopfenspirger and Richard Jacinto II (collectively, the LF-RB Group) and (ii) our directors Beth Bronner, Ari Gendason and Brent Rosenthal (together with the LF-RB Group, the Shareholder Group).  The LF-RB Group beneficially owns approximately 9.9% of our outstanding stock.  Among other things, under the agreement we paid the LF-RB Group $50,000 in cash and issued 100,000 shares of our common stock to the LF-RB Group for out-of-pocket legal fees and other expenses incurred by the LF-RB Group in connection with its solicitation of proxies to elect its designees to our board at the 2016 annual meeting of shareholders. In addition, the agreement requires that until December 31, 2018, we nominate directors Beth Bronner, Ari Gendason and Brent Rosenthal for election to our board of directors and recommend that our shareholders vote to elect these individuals to our board of directors. The Shareholder Group agreed, until December 31, 2018, to vote their respective shares of common stock in accordance with the recommendations of our board of directors.

NOTE 14. FAILURE TO COMPLY WITH NASDAQ LISTING REQUIREMENTS

On August 18, 2016, we received a notification letter from The Nasdaq Stock Market LLC (Nasdaq) indicating that we had failed to comply with the minimum stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1).  Nasdaq Listing Rule 5550(b)(1) requires that companies listed on the Nasdaq Capital Market maintain a minimum of $2.5 million in stockholders’ equity for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1).  On April 24, 2017, we received a decision letter from Nasdaq stating that the request we made at a hearing for continued listing had been granted provided that, on or before May 15, 2017, we had announced that our equity was over $2.5 million (it was $7.9 million as of March 31, 2017).  As reported herein, our equity is $14.7 million and exceeds the minimum as of December 31, 2017.

On March 10, 2017, we received a notification letter from Nasdaq indicating that we had failed to comply with the minimum bid price requirement of Nasdaq List Rule 5550(a)(2) because our common stock failed to meet the closing bid price of $1.00 or more for 30 consecutive trading days.  Nasdaq rules allowed for a compliance period of 180 calendar days, or until September 6, 2017, in which to regain compliance.  On August 1, 2017, we received a notification letter from Nasdaq that we regained compliance with Nasdaq List Rule 5550(a)(2) minimum bid price requirement by meeting the closing bid price of $1.00 or more for 10 consecutive trading days on July 31, 2017.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 15. GAIN ON RESOLUTION OF IRGOVEL PURCHASE LITIGATION

Under the January 31, 2008, purchase agreement related to the purchase of Irgovel, we deposited $2.0 million into an escrow account to cover contingencies.  On March 24, 2016, the $1.9 million in the escrow account was released to us to fund an award owed to us by the sellers of Irgovel.  We recognized a gain of $1.6 million in 2016, equal to the difference between the $1.9 million escrow liability and the $0.3 million of resolved pre-acquisition contingencies specifically identified and accrued.  As required under an agreement with a lender, we used part of the proceeds to pay $1.0 million of a senior term loan.

Index
PART II
(continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a and Rule15d-15(e)) under the Securities Exchange Act of 1934 (Exchange Act) was performed as of December 31, 2017, under the supervision and with the participation of our current management, including our current Chief Executive Officer and Chief Financial Officer.  Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of current management, including our current Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control - Integrated Framework (the “2013 Framework).”

Our management concluded that as of December 31, 2017, we maintained effective internal control over financial reporting based on the criteria established in the 2013 Framework, issued by COSO.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See Exhibit Index attached hereto.
The Financial Statements are included under Item 8.

Index
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

2.01	Asset Purchase Agreement dated July 14, 2017, among the Registrant, Healthy Natural, Inc. and United Laboratories Manufacturing, LLC	8-K	001-36245	2.1	July 17, 2017
3.01.01	Restated and Amended Articles of Incorporation filed with the Secretary of State of California on December 13, 2001	10-KSB	000-32565	3.3	April 16, 2002
3.01.02	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on August 4, 2003	SB-2	333-129839	3.01.1	November 18, 2005
3.01.03	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on October 31, 2003	10-QSB	000-32565	3.4	November 19, 2003
3.01.04	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on September 29, 2005	SB-2	333-129839	3.03	November 18, 2005
3.01.05	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on August 20, 2007	10-Q	000-32565	3.1	August 14, 2007
3.01.06	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on June 30, 2011	8-K	000-32565	3.1	July 5, 2011
3.01.07	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on July 12, 2013	10-Q	000-32565	3.1	August 14, 2013
3.01.08	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on May 30, 2014	S-3	333-196541	3.01.08	June 5, 2014
3.01.09	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on February 15, 2017	S-3	333-217131	3.1.9	April, 04, 2017
3.02	Certificate of Designation of the Rights, Preferences, and Privileges of the Series A Preferred Stock filed with the Secretary of State of California on December 13, 2001	SB-2	333-89790	4.1	June 4, 2002
3.03	Certificate of Determination, Preferences and Rights of Series B Convertible Preferred Stock filed with the Secretary of State of California on October 4, 2005	8-K	000-32565	3.1	October 4, 2005
3.04	Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock filed with the Secretary of State of California on May 10, 2006	8-K	000-32565	3.1	May 15, 2006
3.05	Certificate of Determination, Preferences and Rights of the Series D Convertible Preferred Stock, filed with the Secretary of State of California on October 17, 2008	8-K	000-32565	3.1	October 20, 2008
3.06	Certificate of Determination, Preferences and Rights of the Series E Convertible Preferred Stock, filed with the Secretary of State of California on May 7, 2009	8-K	000-32565	3.1	May 8, 2009
3.07	Certificate of Determination, Preferences and Rights of the Series F Convertible Preferred Stock, filed with the Secretary of State of California on February 18, 2016	8-K	000-32565	3.1	February 23, 2016
3.08	Form of Certificate of Determination of Preferences and Rights of Series G Convertible Preferred Stock, filed with the Secretary of State of California on February 9, 2017	8-K	000-32565	3.1	February 15, 2017
3.09.1	Bylaws	SB-2	333-134957	3.05	June 12, 2006
3.09.2	Amendment of Bylaws effective June 19, 2007	8-K	000-32565	3.1	June 25, 2007
3.09.3	Amendment of Bylaws effective December 4, 2009	8-K	000-32565	3.1	December 10, 2009
3.09.4	Amendment of Bylaws, effective as of February 13, 2017	S-3	333-217131	3.9.4	April, 04, 2017

Index
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

3.10		Certificate of Ownership dated October 3, 20112	8-K	000-32565	3.01	October 10, 2012
4.01		Form of Warrant	8-K	001-36245	4.2	March 21, 2014
4.02		Form of Warrant	8-K	001-36245	4.1	June 20, 2014
4.03		Form of Warrant	8-K	001-36245	4.1	October 1, 2014
4.04		Form of Warrant	8-K	001-36245	4.1	February 17, 2016
4.05		Form of Warrant (Preferred Private Placement)	8-K	001-36245	4.1	February 15, 2017
4.06		Form of Debenture	8-K	001-36245	4.2	February 15, 2017
4.07		Form of Warrant (Debt Private Placement)	8-K	001-36245	4.3	February 15, 2017
4.08		Form of Warrant (Amendment to Subordinated Debt)	8-K	001-36245	4.4	February 15, 2017
10.01	*	Amended and Restated Employment Agreement with Jerry Dale Belt dated July 1, 2016	8-K	001-36245	10.5	July 11, 2016
10.02	*	Amended and Restated Employment Agreement with Robert Smith dated March 8, 2017	8-K	001-36245	10.2	March 13, 2017
10.03	*	Employment Agreement with Michael Goose dated July 11, 2016	8-K	001-36245	10.1	July 18, 2016
10.04	*	Mutual Release Agreement with W. John Short	8-K	001-36245	10.1	November 22, 2016
10.05	*	Employment Agreement with Brent R. Rystrom dated March 8, 2017	8-K	001-36245	10.1	March 13, 2017
10.06	*	2014 Equity Incentive Plan, as amended.	8-K	001-36245	10.1	June 27, 2017
10.07	*	Form of Stock Option Agreement for 2014 Equity Incentive Plan	10-K	001-36245	10.72	March 31, 2015
10.08	*	Form of Restricted Stock Award Agreement for 2014 Equity Incentive Plan	10-K	001-36245	10.73	March 31, 2015
10.09	*	Form of Indemnification Agreement for officers and directors	10-Q	000-32565	10.2	May 12, 2011
10.10	+	Membership Interest Purchase Agreement dated December 29, 2010	8-K/A	000-32565	10.1	August 10, 2011
10.11		Membership Interest Purchase Agreement dated April 2, 2013	8-K	000-32565	10.1	April 5, 2013
10.12		Membership Interest Redemption and Equipment Purchase Agreement dated November 28, 2017	8-K	000-32565	10.1	December 4, 2017
10.13		Registration Rights Agreement dated March 20, 2014	8-K	001-36245	10.2	March 21, 2014
10.14		Form of Registration Rights Agreement	8-K	001-36245	10.2	October 1, 2014
10.15		Lender Warrant dated May 12, 2015	8-K	001-36245	10.6	May 15, 2015
10.16		Form of Securities Purchase Agreement dated February 17, 2016	8-K	001-36245	10.1	February 17, 2016
10.17		Registration Rights Agreement dated February 17, 2016	8-K	001-36245	10.2	February 17, 2016
10.18		Independent Contractor Agreement	8-K	001-36245	10.1	December 29, 2016
10.19		Form of Securities Purchase Agreement dated February 9, 2017 (Preferred Private Placement)	8-K	001-36245	10.1	February 5, 2017
10.20		Registration Rights Agreement dated February 13, 2017 (Preferred Private Placement)	8-K	001-36245	10.2	February 5, 2017
10.21	Form of Securities Purchase Agreement dated February 9, 2017 (Debt Private Placement)	8-K	001-36245	10.3	February 5, 2017
10.22	Registration Rights Agreement dated February 13, 2017 (Debt Private Placement)	8-K	001-36245	10.4	February 5, 2017
10.23	Form of Security Agreement dated February 13, 2017	8-K	001-36245	10.5	February 5, 2017
10.24	Form of IP Security Agreement dated February 13, 2017	8-K	001-36245	10.6	February 5, 2017

Index
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

10.25	Form of Subsidiary Guarantee dated February 13, 2017	8-K	001-36245	10.7	February 5, 2017
10.26	Form of Subordination Agreement dated February 13, 2017	8-K	001-36245	10.8	February 5, 2017
10.27	Form of Amendment Number Two to Loan Documents dated February 9, 2017	8-K	001-36245	10.9	February 5, 2017
10.28	Form of Common Stock Purchase Agreement dated September 13, 2017	8-K	001-36245	10.1	September 13, 2017
10.29	Form of Registration Rights Agreement dated September 13, 2017	8-K	001-36245	10.2	September 13, 2017

21	List of Subsidiaries	10-K	001-36245	21	March 15, 2017	X
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-36245	23.1	March 15, 2017	X
24.1	Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-36245	31.1	March 15, 2017	X
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-36245	31.2	March 15, 2017	X
32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-36245	32.2	March 15, 2017	X
101.INS	XBRL Instance Document	10-K	001-36245	101.INS	March 15, 2017	X
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	001-36245	101.SCH	March 15, 2017	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-36245	101.CAL	March 15, 2017	X
101.DEF	XBRL Taxonomy Extension Calculation Definition Linkbase Document	10-K	001-36245	DEF	March 15, 2017	X
101.LAB	XBRL Taxonomy Extension Calculation Label Linkbase Document	10-K	001-36245	LAB	March 15, 2017	X
101.PRE	XBRL Taxonomy Extension Calculation Presentation Linkbase Document	10-K	001-36245	PRE	March 15, 2017	X

+	Confidential treatment granted as to certain portions
*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
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

RICEBRAN TECHNOLOGIES

Date: March 15, 2018	By:	/s/ Robert Smith
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

Signature	Title	Date

Principal Executive Officer:
/s/ Robert Smith	Director and Chief Executive Officer	March 15, 2018
Robert Smith

Principal Financial Officer
/s/ Brent Rystrom	Chief Financial Officer	March 15, 2018
Brent Rystrom

Principal Accounting Officer
/s/ Dennis Dykes	Chief Accounting Officer	March 15, 2018
Dennis Dykes

Additional Directors:

/s/ Beth Bronner	Director	March 15, 2018
Beth Bronner

/s/ Robert S. Bucklin	Director	March 15, 2018
Robert S. Bucklin

/s/ Ari Gendason	Director	March 15, 2018
Ari Gendason

/s/ David Goldman	Director	March 15, 2018
David Goldman

/s/ Baruch Halpern	Director	March 15, 2018
Baruch Halpern

/s/ Henk W. Hoogenkamp	Director	March 15, 2018
Henk W. Hoogenkamp

/s/ Brent Rosenthal	Director and Chairman	March 15, 2018
Brent Rosenthal