Form 10-Q
period 2018-03-31
RiceBran Technologies
filed 2018-05-08
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-32565
RiceBran Technologies
(Exact Name of Registrant as Specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	87-0673375 (I.R.S. Employer Identification No.)
820 Riverside Parkway West Sacramento, CA (Address of Principal Executive Offices)	95605 (Zip Code)

Issuer’s telephone number, including area code:  (602) 522-3000

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

As of April 30, 2018, shares of the registrant’s common stock outstanding totaled 20,789,139.

RiceBran Technologies
Index
Form 10-Q

Cautionary Note about Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue, liquidity or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services, products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  The forward-looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward-looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this Current Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017.  We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this quarterly report.

Unless the context requires otherwise, references to “we,” “us,” “our” and “the Company” refer to RiceBran Technologies and its consolidated subsidiaries.

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

RiceBran Technologies
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2018 and 2017
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended
	2018	2017

Revenues, net	$3,552	$3,615
Cost of goods sold	2,598	2,428
Gross profit	954	1,187
Selling, general and administrative expenses	2,853	2,266
Loss from continuing operations before other income (expense)	(1,899)	(1,079)
Other (expense) income:
Interest expense	(1)	(1,055)
Change in fair value of derivative warrant liabilities	-	1,099
Loss on extinguishment of debt	-	(1,680)
Other income	-	5
Other expense	(13)	(100)
Total other (expense)	(14)	(1,731)
Loss from continuing operations before income taxes	(1,913)	(2,810)
Income tax benefit	-	397
Loss from continuing operations	(1,913)	(2,413)
Loss from discontinued operations, net of tax	-	(188)
Net loss	(1,913)	(2,601)
Less - Net loss attributable to noncontrolling interest in discontinued operations	-	(319)
Net loss attributable to RiceBran Technologies shareholders	(1,913)	(2,282)
Less - Dividends on preferred stock, beneficial conversion feature	-	778
Net loss attributable to RiceBran Technologies common shareholders	$(1,913)	$(3,060)

Basic earnings (loss) per common share:
Continuing operations	$(0.11)	$(0.33)
Discontinued operations	-	0.01
Basic loss per common share - RiceBran Technologies	$(0.11)	$(0.32)

Diluted earnings (loss) per common share:
Continuing operations	$(0.11)	$(0.33)
Discontinued operations	-	0.01
Diluted loss per common share - RiceBran Technologies	$(0.11)	$(0.32)

Weighted average number of shares outstanding:
Basic	17,083,442	9,657,543
Diluted	17,083,442	9,657,543

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2018 and 2017
(Unaudited) (in thousands)

	Three Months Ended
	2018	2017

Net (loss)	$(1,913)	$(2,601)

Other comprehensive income - foreign currency translation, net of tax	-	145

Comprehensive (loss), net of tax	(1,913)	(2,456)

Less - Comprehensive income attributable to noncontrolling interest, net of tax	-	268

Total comprehensive (loss) attributable to RiceBran Technologies shareholders	$(1,913)	$(2,188)

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Balance Sheets
March 31, 2018 (Unaudited) and December 31, 2017
(in thousands, except share amounts)

	March 31 2018	December 31 2017
ASSETS
Current assets:
Cash and cash equivalents	$5,130	$6,203
Restricted cash	775	775
Accounts receivable	1,552	1,273
Inventories - Finished goods	677	564
Inventories - Packaging	88	114
Deposits and other current assets	439	519
Total current assets	8,661	9,448
Property and equipment, net	7,985	7,850
Other long-term assets, net	48	63
Total assets	$16,694	$17,361

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$497	$765
Accrued salary, wages and benefits	441	773
Accrued expenses	510	741
Unearned revenue	78	75
Escrow liability	258	258
Current maturities of long-term debt	4	4
Total current liabilities	1,788	2,616
Long-term debt, less current portion	11	12
Total liabilities	1,799	2,628

Commitments and contingencies

Shareholders' Equity:
Equity attributable to RiceBran Technologies shareholders:
Preferred stock, 20,000,000 shares authorized:
Series G, convertible, 3,000 shares authorized, 630 shares issued and outstanding	313	313
Common stock, no par value, 50,000,000 shares authorized, 19,953,107 and 18,046,731 shares issued and outstanding	281,623	279,548
Accumulated deficit	(267,041)	(265,128)
Total shareholders' equity attributable to RiceBran Technologies shareholders	14,895	14,733
Total liabilities and shareholders' equity	$16,694	$17,361

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2018 and 2017
(Unaudited) (in thousands)

	Three Months Ended
	2018	2017
Cash flow from operating activities:
Net loss	$(1,913)	$(2,601)
Loss from discontinued operations	-	(188)
Loss from continuing operations	(1,913)	(2,413)
Adjustments to reconcile net loss from continuing operation to net cash used in operating activities of continuing operations:
Depreciation and amortization	199	233
Stock and share-based compensation	260	293
Warrants issued to vendors	60	-
Loss on disposal of property	88	-
Change in fair value of derivative warrant and conversion liabilities	-	(1,099)
Loss on extinguishment of debt	-	1,680
Interest accreted	-	559
Deferred taxes	-	(397)
Other	4	-
Changes in operating assets and liabilities:
Accounts receivable	(279)	(205)
Inventories	(118)	(62)
Accounts payable and accrued expenses	(463)	(849)
Other	80	419
Net cash used in operating activities of continuing operations	(2,082)	(1,841)
Net cash used in operating activities of discontinued operations	-	(23)
Net cash used in operating activities	(2,082)	(1,864)
Cash flows from investing activities:
Purchases of property and equipment	(745)	(44)
Net cash used in investing activities of continuing operations	(745)	(44)
Net cash used in investing activities of discontinued operations	-	(88)
Net cash used in investing activities	(745)	(132)
Cash flows from financing activities:
Proceeds from warrant exercises	1,755	-
Payments of debt	(1)	(7,145)
Proceeds from issuance of debt, net of issuance costs	-	3,779
Proceeds from issuance of debt and warrants, net of issuance costs	-	5,518
Proceeds from issuance of preferred stock and warrants, net of issuance costs	-	1,747
Net cash provided by financing activities of continuing operations	1,754	3,899
Net cash provided by financing activities of discontinued operations	-	895
Net cash provided by financing activities	1,754	4,794
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	-	141
Net change in cash and cash equivalents and restricted cash	$(1,073)	$2,939

Cash and cash equivalents and restricted cash, beginning of period
Cash and cash equivalents	$6,203	$342
Restricted cash	775	-
Cash and cash equivalents and restricted cash, beginning of period	6,978	342
Cash and cash equivalents and restricted cash, end of period
Cash and cash equivalents	5,130	3,281
Restricted cash	775	-
Cash and cash equivalents and restricted cash, end of period	5,905	3,281
Net change in cash and cash equivalents and restricted cash	$(1,073)	$2,939

Supplemental disclosures, continuing operations:
Cash paid for interest, continuing operations	$1	$623

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (interim financial statements) of RiceBran Technologies and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q; therefore, they do not include all of the information and notes required by GAAP for complete financial statements.  The interim financial statements contain all adjustments necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented.

These interim financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2017, which included all disclosures required by generally accepted accounting principles.

The results reported in these interim financial statements are not necessarily indicative of the results to be expected for the full fiscal year, or any other future period, and have been prepared based on the realization of assets and the satisfaction of liabilities in the normal course of business.

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

We produce SRB inside three locations: two leased raw rice bran stabilization facilities located within supplier-owned rice mills in Arbuckle and West Sacramento, California; and one company-owned rice bran stabilization facility in Mermentau, Louisiana.  At our Dillon, Montana facility, we produce our process patented Stage II products.  We operate proprietary processing equipment and process-patented technology for the stabilization and further processing of rice bran into finished products.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Guidance

In February 2016, the FASB issued guidance which changes the accounting for leases, ASU 2016-02, Leases.  Under prior GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease for us as a lessee depend primarily on the lease’s classification as a finance or operating lease.  For both types of leases, we will recognize a right-of-use asset and a lease liability.  For capital or finance leases, we will recognize amortization of the right-of-use asset separately from interest expense on the lease liability.  The guidance is effective for our annual and interim periods beginning in 2019 and must be adopted on a modified retrospective approach.  We have not yet determined the impact that the new guidance will have on our results of operations, financial position and cash flows.  We do not intend to early adopt the guidance and have not yet determined if we will elect the optional practical expedients upon adoption.

Index
Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on revenue from contracts with customers to clarify the principles for recognizing revenue, ASU 2014-09, Revenue: Revenue from Contracts with Customers (and subsequent guidance to related to the topic in ASUs 2016-08, 2016-10, 2016-12. 2016-20, and 2017-14).  On January 1, 2018, we adopted the guidance using the modified retrospective method.  Upon completing our implementation assessment of the guidance, we concluded that no adjustment was required to the opening balance of retained earnings at the date of initial application.  As of and for the three months ended March 31, 2018, there were no differences between amounts recorded under this current guidance and what would have been recorded under the accounting standards in effect prior to January 1, 2018.  We applied the guidance to all contracts as of January 1 2018.  The comparative information has also not been restated and continues to be reported under the accounting standards in effect for those periods.  Additional disclosures required by the guidance are presented within the Revenue Recognition policy disclosure below.  See Note 5. for revenue disaggregated by product line and geography.

Revenue Recognition – The following summarizes our revenue recognition accounting policy effective January 1, 2018:

We account for a contract with a customer when the written contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection.  Substantially all of our revenue is derived by fulfilling customer orders for the purchase of our products under contracts which contain a single performance obligation, to supply continually defined quantities of product at fixed prices.  We account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service.  We recognize revenue at the point in time that control of the ordered product(s) is transferred to the customer, which is upon delivery to the customer, or its designee at our location, a customer location or other customer-designated delivery point.  For substantially all of our contracts, control of the ordered product(s) transfers at our location.  Amounts invoiced to customers for shipping and handling are reported as revenues and the related costs incurred to deliver product to the customer are reported as cost of goods sold.

Amounts billed and due from our customers are classified as accounts receivables on our balance sheets and require payment on a short-term basis. Invoices are generally issued at the point control transfers and substantially all of our invoices due within 30 days or less.  Periodically, we require payment prior to the point in time we recognize revenue.  Amounts received from customers prior to revenue recognition on a contract are contract liabilities, are classified as unearned revenue on our balance sheets and are typically applied to an invoice within 30 days of receipt.  Revenues recognized in the three months ended March 31, 2018, include less than $0.1 million of included in unearned revenue as of January 1, 2018.

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders.  Incidental items that are immaterial in the context of the contract are recognized as expense.  Our contracts do not include a significant financing component.  Our contracts may include terms that could cause variability in the transaction price, including, for example, rebates and volume discounts, or other forms of contingent revenue.  The amount of consideration we expect to receive and revenue we recognize includes estimates of variable consideration, including costs for rebates and discounts.  If the consideration promised in a contract includes a variable amount, we estimate the amount to which we expect to be entitled using either the expected value or most likely amount method. We expect no costs from rebates, discounts, or other forms of variable consideration, related to revenues recognized in the three months ended March 31, 2018, and have no contract liabilities recorded for those items as of January 1, 2018 or March 31, 2018.

Changes in judgments and estimates regarding probability of collection and variable consideration might result in a change in the timing or amount of revenue recognized.

Incremental costs of obtaining a revenue contract are capitalized and amortized on a straight-line basis over the expected customer relationship period if we expect to recover those costs.  As a practical expedient, we expense costs to obtain a contract as incurred if the amortization period would have been a year or less.  Typically, costs to incur revenue contracts are not significant.

Reclassifications – Certain reclassifications have been made to amounts reported for the prior period to achieve consistent presentation with the current period.

NOTE 4. DISCONTINUED OPERATIONS

In the second quarter of 2017, we determined that our plans to dispose of our wholly owned subsidiary Healthy Natural (HN) and to divest of our investment in Nutra SA, LLC (Nutra SA) met the criteria for presentation as discontinued operations.  Accordingly, the HN and Nutra SA operating results are presented as discontinued operations and are excluded from continuing operations for all periods presented.

Index
The following table summarizes the major line items included in the income from discontinued operations, cash flows from discontinued operations, and other data related to the discontinued operations (in thousands).

	Three Months Ended March 31, 2017
	HN	Nutra SA	Total
Revenues	$4,417	$3,403	$7,820
Cost of goods sold	(3,022)	(3,475)	(6,497)
Selling, general and administrative expenses	(226)	(534)	(760)
Other expenses	(2)	(352)	(354)
Income (loss) from operations, before income taxes	1,167	(958)	209
Income tax expense	(397)	-	(397)
Income (loss) from operations, net of tax	770	(958)	(188)

Net cash provided by (used in) operating activities	$938	$(961)	$(23)
Net cash used in investing activities	(9)	(79)	(88)
Net cash provided by (used in) financing activities	(4)	899	895
Effect of exchange rate changes on cash and cash equivalents	-	141	141
Net cash provided to continuing operations	$925	$-	$925

Depreciation included in cost of goods sold	$44	$264	$308
Depreciation included in selling, general and administrative expenses	25	16	41
Capital expenditures	9	79	88

Healthy Natural (HN) Discontinued Operations

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

On a preliminary basis, we estimated a working capital adjustment of $0.3 million as of December 31, 2017 and March 31, 2018.  The working capital adjustment will result in an adjustment to the initial net proceeds of $16.7 million and the gain on the sale of $8.2 million, net of a $4.7 million income tax provision which we recognized in 2017.  The definition of working capital under the agreement is subject to interpretation and we have not yet finalized the adjustment with the purchaser of HN.  The final adjustment may differ from the estimate.

Nutra SA Discontinued Operations

On November 28, 2017, Nutra SA redeemed our entire membership interest in Nutra SA.  We no longer hold any interest in Nutra SA.  We held a variable interest in our equity interest in Nutra SA.  We were the primary beneficiary of Nutra SA, and as such, Nutra SA’s assets, liabilities and results of operations were included in the consolidated financial statements through November 28, 2017, the date of disposal of Nutra SA.  The minority investors in Nutra SA held an average interest in Nutra SA was 36% in 2017, through the date of disposal.

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

NOTE 5. CONCENTRATION OF RISK

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable.  We perform ongoing credit evaluations on the financial condition of our customers and generally do not require collateral.  Our allowance for doubtful accounts balance was zero at March 31, 2018, and at December 31, 2017.

Index
Revenues and accounts receivable from significant customers (customers with revenue or accounts receivable in excess of 10% of consolidated totals) are stated below as a percent of consolidated totals.

	Customer
	A	B
% of Revenue, Three Months Ended March 31, 2018	20%	11%
% of Revenue, Three Months Ended March 31, 2017	17%	14%

% of Accounts Receivable, as of March 31, 2018	30%	0%
% of Accounts Receivable, as of December 31, 2017	25%	0%

The following table presents revenues by geographic area shipped to in the three months ended March 31, 2018 and 2017 (in thousands).

	Three Months Ended March 31
	2018	2017
United States	$3,167	$3,279
Othe countries	385	336
Revenues	$3,552	$3,615

The following table presents revenues by product line in the three months ended March 31, 2018 and 2017 (in thousands).

	Three Months Ended March 31
	2018	2017
Food	$1,868	$1,990
Animal nutrition	1,684	1,625
Revenues	$3,552	$3,615

Purchases from certain significant suppliers are stated below as a percent of total purchases for the three months ended March 31, 2018 and 2017.

	% of Total Purchases Three Months Ended March 31
Supplier	2018	2017
Supplier 1	13%	*
Supplier 2	13%	10%
Others	74%	90%
Total	100%	100%

* Less than 10%

We purchase rice bran from four suppliers.  Purchases from these suppliers represent 53% and 38% of our cost of goods sold in the three months ended March 31, 2018 and March 31, 2017, respectively.

NOTE 6. INCOME (LOSS) PER SHARE (EPS)

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

Index
Below are reconciliations of the numerators and denominators in the EPS computations.

	Three Months Ended March 31
	2018	2017
NUMERATOR (in thousands):
Basic and diluted - loss from continuing operations	$(1,913)	$(2,413)
Dividend on preferred stock--beneficial conversion feature	-	(778)
Basic and diluted - adjusted loss from continuing operations	$(1,913)	$(3,191)

DENOMINATOR (in thousands):
Basic EPS - weighted average number of common shares outstanding	17,083,442	9,657,543
Effect of dilutive securities outstanding	-	-
Diluted EPS - weighted average number of shares outstanding	17,083,442	9,657,543

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive:
Stock options	846,558	195,273
Warrants	21,959,539	17,635,102
Convertible preferred stock	597,865	3,054,435
Restricted stock units	650,167	-

Weighted average number of nonvested share of common stock not included in diluted EPS because effect would be antidilutive	1,275,452	1,196,057

The impacts of potentially dilutive securities outstanding at March 31, 2018 and 2017, were not included in the calculation of diluted EPS for the three months ended March 31, 2018 and 2017 because to do so would be anti-dilutive.  Those securities listed in the table above which were anti-dilutive for March 31, 2018 and 2017, which remain outstanding, could potentially dilute EPS in the future.

NOTE 7. EQUITY, SHARE-BASED COMPENSATION AND WARRANTS

A summary of equity activity for the three months ended March 31, 2018, follows (in thousands, except share amounts).

	Shares
	Preferred Series G	Common	Preferred Stock	Common Stock	Accumulated Deficit	Equity
Balance, December 31, 2017	630	18,046,731	$313	$279,548	$(265,128)	$14,733
Common stock awards under equity incentive plans	-	78,377	-	245	-	245
Exercise of warrants	-	1,827,999	-	1,755	-	1,755
Other	-	-	-	75	-	75
Net loss	-	-	-	-	(1,913)	(1,913)
Balance, March 31, 2018	630	19,953,107	$313	$281,623	$(267,041)	$14,895

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

Index
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

Transactions with Holders of Warrants with Full Ratchet Anti-Dilution Clauses

As a result of the February 2017 financing transactions described above, the exercise price of certain warrants that contained full ratchet anti-dilution provisions was reduced from $1.50 per share to $0.96 per share and the number of shares of common stock underlying these warrants increased from 1,489,868 shares to 2,327,919 shares.  The warrants were subsequently exercised in the third and fourth quarters of 2017.

Other Equity Issuances

In February 2016, we issued 950,000 shares of common stock to a supplier.  The shares are being held in escrow until earned (as defined in our agreement) by the supplier at a fixed price of $2.80 per share.  Cumulatively, as of December 31, 2017, 59,292 shares had been released from escrow and an additional 9,824 shares were released from escrow in the three months ended March 31, 2018.  We may recall any shares remaining in escrow as of February 8, 2026.  Any recalled shares will be cancelled.

In February 2017, we issued a former employee 108,696 shares of our common stock, in lieu of paying $0.1 million cash for a 2016 bonus.

In the three months ended March 31, 2018, we issued 50,469 shares of common stock to employees with an average fair value at issuance of $1.38 per share and 27,908 shares of common stock to a consultant, with an average fair value at issuance of $1.42 per share.

Index
Options

In January 2018, we issued options to employees for the purchase of up to 278,873 shares of common stock at an exercise price of $1.42 and a grant date fair value of $0.97 per share.  The options vest and become exercisable in four equal annual installments beginning in January 2019.

Warrants

In the three months ended March 31, 2018, we issued warrants for the purchase of up to 315,000 shares of common stock, at a weighted average exercise price of $4.73 per share and a weighted average term of 2.4 years.  We recognized $0.1 million of expense for these issuances.  During the same period, warrant holders exercised, at $0.96 per share, warrants for the purchase of 1,827,999 shares of common stock (remaining term at December 31, 2017, of 4.3 years).

In the period from April 1, 2018 to April 30, 2018, warrant holders exercised, at $0.96 per share, warrants for the purchase of 836,032 shares of common stock (remaining term at December 31, 2017, of 4.1 years).

Restricted Stock Units

In late June 2017, we issued restricted stock units (RSUs), under the 2014 Plan, to our executive officers covering a total of 1,175,000 shares of our common stock.  The shares subject to the RSUs vest based upon a vesting price equal to the volume weighted average trading price of our common stock over sixty-five consecutive trading days.  Each RSU’s shares vest (i) 10% if the vesting price equals or exceeds $5.00 per share, (ii) 30% if the vesting price equals or exceeds $10.00 per share and (iv) 60% if the vesting price equals or exceeds $15.00 per share.  The shares had a grant date fair value of $0.2 million which was being expensed ratably over a 3.5-year period beginning in July 2017.  In January 2018, 60% of the RSUs issued in June 2017 were cancelled.  The portion cancelled related to the $15.00 per share target vesting price.  As modified, the shares have a remaining value of $0.1 million which is being expensed ratably over a 3.0-year period beginning in January 2018.

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
NOTE 9. COMMITMENTS AND CONTINGENCIES

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

In November 2016, we entered into an agreement settling matters with our former chief executive officer related to his separation of employment and termination from our board of directors in November 2016.  Pursuant to this agreement we paid the former executive severance of $0.3 million in 2016 and $0.4 million in 2017.  We expensed the total $0.7 million associated with the agreement in 2016.

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

Litigation Costs

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

NOTE 10. RELATED PARTY TRANSACTIONS

Entities beneficially owned by Baruch Halpern, a director, invested in our subordinated notes and related warrants prior to 2016.  Throughout the first six months of 2017, Mr. Halpern beneficially held approximately 43% of our outstanding subordinated debt which was repaid in full in July 2017 from the proceeds of the sale of HN.  The warrants remain outstanding.  See Note 8 for information related to the modification of the subordinated notes, repricing of related warrants and the issuance of warrants to subordinated note holders in February 2017.  In three months ended March 31, 2017, we paid and expensed $0.1 million of interest on the subordinated notes.

NOTE 11. INCOME TAXES

The Company’s tax expense for the three months ended March 31, 2018 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $1.9 million as no tax benefits were recorded for tax losses generated in the U.S..  At March 31, 2018, we had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards.  We provided a full valuation allowance against its deferred tax assets as future realization of such assets is not more likely than not to occur.

Index
Based on our analysis of tax positions taken on income tax returns filed, we have determined no material liabilities related to uncertain income tax positions were required.  Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law.  A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the United States enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the Tax Act or TCJA).

On December 22, 2017, the SEC issued guidance to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA.  As of March 31, 2018, we have substantially completed our accounting for the tax effects of the enactment of the Tax Act.  Our deferred tax assets and liabilities were remeasured for a change in the federal tax rate from 34 percent to 21 percent, immediate expensing of qualifying property and effects of TCJA on state taxes.  We will obtain, prepare and continue to analyze our tax information during the measurement period, up to and including the period in which we file our 2017 consolidated federal income tax return.  We may further adjust recorded amounts during the measurement period should additional information come to our attention.

The Tax Act also contains several base broadening provisions that became effective on January 1, 2018, that we do not expect to have a material impact on our financial statements.

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

	Three Months Ended March 31		Change
	2018	2017	%
	(in thousands)
Revenues	$3,552	$3,615	(1.7)
Cost of goods sold	2,598	2,428	(7.0)
Gross profit	954	1,187	(19.6)
Gross profit %	26.9%	32.8%

Selling, general and administrative expenses	2,853	2,266	(25.9)
Loss from operations	(1,899)	(1,079)	(76.0)
Other income (expense):
Interest expense	(1)	(1,055)
Change in fair value of derivative warrant liabilities	-	1,099
Loss on extinguishment of debt	-	(1,680)
Other, net	(13)	(95)
Total other (expense) income	(14)	(1,731)
Loss before income taxes	$(1,913)	$(2,810)

Revenues decreased $0.1 million, or 1.7%, in the first quarter of 2018 compared to the first quarter of 2017.  Animal feed product revenues increased 4%.  Animal nutrition revenue growth continues to be driven by the supply and cooperation agreement entered into with Kentucky Equine Research (KER) at the end of December 2015.  Food product revenues decreased 6% year over year, primarily due to reduced buying from existing customer base and specifically prior contract manufacturing accounts.

Gross profit percentage declined 5.9 percentage points to 26.9% in the first quarter of 2018, from 32.8% in the first quarter of 2017.  The decline in gross profit was primarily attributable to the approximately 13.1% increase in raw bran prices, shifting sales mix from food product revenues to animal nutrition, and reduced plant utilization in the first quarter of 2018 period compared to the first quarter of 2017.  Due to the drum dryer capital expenditure project and plant improvements related to the SQF certification project, the Dillon plant production was idle for three weeks and plant production levels decreased during the remainder of the first quarter of 2018 compared to the first quarter of 2017.

Selling, general and administrative (SG&A) expenses were $2.9 million in 2018, compared to $2.3 million in 2017, an increase of $0.6 million, or 25.9%.  An increase of $0.2 million compared to the first quarter of 2017 is primarily related to building our sales team to reach our revenue goals in 2018, and an increase in operations and quality assurance staff to meet SQF certification.  Additionally, first quarter of 2018 bonus related accruals increased $0.1 million compared to the first quarter of 2017.

Corporate portion of SG&A expenses increased $0.3 million in the first quarter of 2018 compared to the same period in 2017. The increase was primarily related to professional service expenses of $0.2 million.  Additionally, first quarter of 2018 share based compensation expense along with bonus related accruals increased $0.1 million, compared to the first quarter of 2017.

Other income (expense) was other expense of $13 thousand in the first quarter of 2018 compared to $1.7 million of other expense for the first quarter of 2017.  Interest expense decreased $1.1 million, as virtually all debt was paid in full in July 2017.  Change in fair value of derivative liabilities decreased $1.1 million between years and as of December 31, 2017, there are no derivative liabilities remaining.  The loss on extinguishment of debt in 2017 of $1.7 million was primarily related to a transaction with subordinated note holders which is discussed further in Note 7 of our Notes to Consolidated Financial Statements.

Index
Liquidity and Capital Resources

Cash used in operating activities of continuing operations is presented below (in thousands).

	Three Months Ended March 31
	2018	2017
Cash flow from operating activities of continuing operations:
Loss from continuing operations	$(1,913)	$(2,413)
Adjustments to reconcile loss from continuing operatiosn to net cash used in operating activities of continuing operations:
Depreciation and amortization	199	233
Stock and share-based compensation	260	293
Warrants issued to vendors	60	-
Loss on disposal of property	88	-
Change in fair value of derivative warrant and conversion liabilities	-	(1,099)
Loss on extinguishment of debt	-	1,680
Interest accreted	-	559
Deferred taxes	-	(397)
Other	4	-
Changes in operating assets and liabilities:
Accounts receivable	(279)	(205)
Inventories	(118)	(62)
Accounts payable and accrued expenses	(463)	(849)
Other	80	419
Net cash used in operating activities of continuing operations	$(2,082)	$(1,841)

As of March 31, 2018, our cash and cash equivalents balance was $5.1 million and our restricted cash balance was $0.8 million, compared to a cash equivalents balance was $6.2 million and a restricted cash balance was $0.8 million as of December 31, 2017.  We used $2.1 million in operating cash during the 2018 first quarter, compared to $1.8 million of operating cash in the 2017 first quarter.  We also funded $0.8 million of capital expenditures in the first quarter of 2018 compared to $0.1 million in the first quarter of 2017.  These capital expenditures relate to our specialty ingredients’ equipment in our Dillon plant and our SQF projects to certify our facilities.  Offsetting these uses of cash was $1.7 million of proceeds from warrant exercises in the quarter.

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

For further information about other critical accounting policies, see the discussion of critical accounting policies in Note 3 of the 10-Q.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition, liquidity or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2018, we issued the securities described below without registration under the Securities Act.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  All issuances below were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

In the three months ended March 31, 2018, we issued warrants for the purchase of up to 315,000 shares of common stock, at a weighted average exercise price of $4.73 per share and a weighted average term of 2.4 years.

In the three months ended March 31, 2018, warrant holders exercised, at $0.96 per share, warrants for the purchase of 1,827,999 shares of common stock (remaining term at December 31, 2017, of 4.3 years).

Item 3.	Defaults upon Senior Securities

None

Index
Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are attached hereto and filed herewith:

Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Here-with
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS (1)	XBRL Instance Document					X
101.SCH (1)	XBRL Taxonomy Extension Schema Document					X
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF (1)	XBRL Taxonomy Extension Calculation Definition Linkbase Document					X
101.LAB (1)	XBRL Taxonomy Extension Calculation Label Linkbase Document					X
101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Linkbase Document					X

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

Dated: May 8, 2018

/s/ Robert Smith
Robert Smith
Chief Executive Officer

/s/ Brent Rystrom
Brent Rystrom
Chief Financial Officer