Form 10-Q
period 2018-06-30
RiceBran Technologies
filed 2018-08-02
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-32565
RiceBran Technologies
(Exact Name of Registrant as Specified in its Charter)

California	87-0673375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1330 Lake Robbins Drive, Suite 250 The Woodlands, TX	77380
(Address of Principal Executive Offices)	(Zip Code)

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

As of July 31, 2018, shares of the registrant’s common stock outstanding totaled 24,254,013.

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

RiceBran Technologies
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2018 and 2017
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017

Revenues, net	$3,198	$3,146	$6,750	$6,761
Cost of goods sold	2,535	2,348	5,133	4,776
Gross profit	663	798	1,617	1,985
Selling, general and administrative expenses	2,830	2,667	5,683	4,933
Loss from continuing operations before other income (expense)	(2,167)	(1,869)	(4,066)	(2,948)
Other income (expense):
Interest expense	(2)	(475)	(3)	(1,530)
Change in fair value of derivative warrant liabilities	-	22	-	1,121
Loss on extinguishment of debt	-	-	-	(1,680)
Other income	9	33	9	37
Other expense	-	-	(13)	(100)
Total other income (expense)	7	(420)	(7)	(2,152)
Loss from continuing operations before income taxes	(2,160)	(2,289)	(4,073)	(5,100)
Income tax benefit	-	515	-	912
Loss from continuing operations	(2,160)	(1,774)	(4,073)	(4,188)
Income from discontinued operations, net of tax	-	304	-	117
Net loss	(2,160)	(1,470)	(4,073)	(4,071)
Less - Net loss attributable to noncontrolling interest in discontinued operations	-	(248)	-	(567)
Net loss attributable to RiceBran Technologies shareholders	(2,160)	(1,222)	(4,073)	(3,504)
Less - Dividends on preferred stock, beneficial conversion feature	-	-	-	778
Net loss attributable to RiceBran Technologies common shareholders	$(2,160)	$(1,222)	$(4,073)	$(4,282)

Basic earnings (loss) per common share:
Continuing operations	$(0.11)	$(0.18)	$(0.22)	$(0.51)
Discontinued operations	-	0.06	-	0.07
Basic loss per common share - RiceBran Technologies	$(0.11)	$(0.12)	$(0.22)	$(0.44)

Diluted earnings (loss) per common share:
Continuing operations	$(0.11)	$(0.18)	$(0.22)	$(0.51)
Discontinued operations	-	0.06	-	0.07
Diluted loss per common share - RiceBran Technologies	$(0.11)	$(0.12)	$(0.22)	$(0.44)

Weighted average number of shares outstanding:
Basic	20,366,451	9,794,405	18,731,925	9,726,268
Diluted	20,366,451	9,794,405	18,731,925	9,726,268

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2018 and 2017
(Unaudited) (in thousands)

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017

Net loss	$(2,160)	$(1,470)	$(4,073)	$(4,071)

Other comprehensive income - foreign currency translation, net of tax	-	17	-	162

Comprehensive loss, net of tax	(2,160)	(1,453)	(4,073)	(3,909)

Less - Comprehensive income attributable to noncontrolling interest, net of tax	-	250	-	518

Total comprehensive loss attributable to RiceBran Technologies shareholders	$(2,160)	$(1,203)	$(4,073)	$(3,391)

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Balance Sheets
June 30, 2018 and December 31, 2017
(Unaudited) (in thousands, except share amounts)

	June 30 2018	December 31 2017
ASSETS
Current assets:
Cash and cash equivalents	$7,660	$6,203
Restricted cash	225	775
Accounts receivable, net of allowance of $16 at June 30, 2018	1,409	1,273
Inventories - Finished goods	402	564
Inventories - Packaging	84	114
Deposits and other current assets	546	519
Total current assets	10,326	9,448
Property and equipment, net	9,097	7,850
Other long-term assets, net	32	63
Total assets	$19,455	$17,361

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$785	$765
Accrued salary, wages and benefits	693	773
Accrued expenses	849	741
Unearned revenue	22	75
Escrow liability	258	258
Current maturities of long-term debt	4	4
Total current liabilities	2,611	2,616
Long-term debt, less current portion	10	12
Total liabilities	2,621	2,628

Commitments and contingencies

Shareholders’ Equity:
Equity attributable to RiceBran Technologies shareholders:
Preferred stock, 20,000,000 shares authorized: Series G, convertible, 3,000 shares authorized, 630 shares issued and outstanding	313	313
Common stock, no par value, 50,000,000 shares authorized, 24,254,013 and 18,046,731 shares issued and outstanding	285,722	279,548
Accumulated deficit	(269,201)	(265,128)
Total shareholders’ equity attributable to RiceBran Technologies shareholders	16,834	14,733
Total liabilities and shareholders’ equity	$19,455	$17,361

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2018 and 2017
(Unaudited) (in thousands)

	Six Months Ended
	2018	2017
Cash flow from operating activities:
Net loss	$(4,073)	$(4,071)
Income from discontinued operations	-	117
Loss from continuing operations	(4,073)	(4,188)
Adjustments to reconcile net loss from continuing operation to net cash used in operating activities of continuing operations:
Depreciation and amortization	371	414
Stock and share-based compensation	431	654
Change in fair value of derivative warrant and conversion liabilities	-	(1,121)
Loss on extinguishment of debt	-	1,680
Interest accreted	-	893
Deferred taxes	-	(876)
Other	155	58
Changes in operating assets and liabilities:
Accounts receivable	(136)	(38)
Inventories	165	(16)
Accounts payable and accrued expenses	148	(824)
Other	(26)	353
Net cash used in operating activities of continuing operations	(2,965)	(3,011)
Net cash used in operating activities of discontinued operations	-	973
Net cash used in operating activities	(2,965)	(2,038)
Cash flows from investing activities:
Purchases of property and equipment	(1,809)	(139)
Net cash used in investing activities of continuing operations	(1,809)	(139)
Net cash used in investing activities of discontinued operations	-	(108)
Net cash used in investing activities	(1,809)	(247)
Cash flows from financing activities:
Proceeds from warrant exercises	5,683	-
Payments of debt	(2)	(7,159)
Proceeds from issuance of debt, net of issuance costs	-	3,779
Proceeds from issuance of debt and warrants, net of issuance costs	-	5,518
Proceeds from issuance of preferred stock and warrants, net of issuance costs	-	1,747
Other	-	(12)
Net cash provided by financing activities of continuing operations	5,681	3,873
Net cash provided by financing activities of discontinued operations	-	1,112
Net cash provided by financing activities	5,681	4,985
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	-	142
Net change in cash and cash equivalents and restricted cash	$907	$2,842

Cash and cash equivalents and restricted cash, beginning of period
Cash and cash equivalents	$6,203	$342
Restricted cash	775	-
Cash and cash equivalents and restricted cash, beginning of period	6,978	342
Cash and cash equivalents and restricted cash, end of period
Cash and cash equivalents	7,660	3,184
Restricted cash	225	-
Cash and cash equivalents and restricted cash, end of period	7,885	3,184
Net change in cash and cash equivalents and restricted cash	$907	$2,842

Supplemental disclosures, continuing operations:
Cash paid for interest, continuing operations	$3	$785

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

We produce SRB inside three locations: two leased raw rice bran stabilization facilities located within supplier-owned rice mills in Arbuckle and West Sacramento, California; and one company-owned rice bran stabilization facility in Mermentau, Louisiana.  In addition, we purchase SRB from a supplier rice mill.  At our Dillon, Montana facility, we produce our process patented Stage II products.  We operate proprietary processing equipment and process-patented technology for the stabilization and further processing of rice bran into finished products.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Guidance

In February 2016, the Financial Accounting Standards Board (FASB) issued guidance which changes the accounting for leases, Accounting Standards Update (ASU) 2016-02, Leases.  Under prior GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease for us as a lessee depend primarily on the lease’s classification as a finance or operating lease.  For both types of leases, we will recognize a right-of-use asset and a lease liability.  For capital or finance leases, we will recognize amortization of the right-of-use asset separately from interest expense on the lease liability.  The guidance is effective for our annual and interim periods beginning in 2019 and must be adopted on a modified retrospective approach.  We have not yet determined the impact that the new guidance will have on our results of operations, financial position and cash flows.  We do not intend to early adopt the guidance and have not yet determined if we will elect the optional practical expedients upon adoption.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on revenue from contracts with customers to clarify the principles for recognizing revenue, ASU 2014-09, Revenue: Revenue from Contracts with Customers (and subsequent guidance to related to the topic in ASUs 2016-08, 2016-10, 2016-12. 2016-20, and 2017-14).  On January 1, 2018, we adopted the guidance using the modified retrospective method.  Upon completing our implementation assessment of the guidance, we concluded that no adjustment was required to the opening balance of retained earnings at the date of initial application.  As of and for the three and six months ended June 30, 2018, there were no differences between amounts recorded under this current guidance and what would have been recorded under the accounting standards in effect prior to January 1, 2018.  We applied the guidance to all contracts as of January 1, 2018.  The comparative information has also not been restated and continues to be reported under the accounting standards in effect for those periods.  Additional disclosures required by the guidance are presented within the revenue recognition policy disclosure below.  See Note 5 for revenue disaggregated by product line and geography.

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

Amounts billed and due from our customers are classified as accounts receivables on our consolidated balance sheets and require payment on a short-term basis. Invoices are generally issued at the point control transfers and substantially all of our invoices due within 30 days or less.  Periodically, we require payment prior to the point in time we recognize revenue.  Amounts received from customers prior to revenue recognition on a contract are contract liabilities, are classified as unearned revenue on our consolidated balance sheets and are typically applied to an invoice within 30 days of receipt.  Revenues recognized in the six months ended June 30, 2018 include less than $0.1 million of included in unearned revenue as of January 1, 2018.

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders.  Incidental items that are immaterial in the context of the contract are recognized as expense.  Our contracts do not include a significant financing component.  Our contracts may include terms that could cause variability in the transaction price, including, for example, rebates and volume discounts, or other forms of contingent revenue.  The amount of consideration we expect to receive and revenue we recognize includes estimates of variable consideration, including costs for rebates and discounts.  If the consideration promised in a contract includes a variable amount, we estimate the amount to which we expect to be entitled using either the expected value or most likely amount method. We expect no costs from rebates, discounts, or other forms of variable consideration, related to revenues recognized in the three and six months ended June 30, 2018.  We have no contract liabilities recorded for those items as of January 1, 2018, or June 30, 2018.

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

Reclassifications – Certain reclassifications have been made to amounts reported for the prior periods to achieve consistent presentation with the current periods.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

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

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	HN	Nutra SA	Total	HN	Nutra SA	Total
Revenues	$5,064	$2,960	$8,024	$9,481	$6,363	$15,844
Cost of goods sold	(3,336)	(2,800)	(6,136)	(6,358)	(6,275)	(12,633)
Selling, general and administrative expenses	(217)	(497)	(714)	(443)	(1,031)	(1,474)
Other income (expense)	2	(357)	(355)	-	(708)	(708)
Income (loss) from operations, before income taxes	1,513	(694)	819	2,680	(1,651)	1,029
Income tax expense	(515)	-	(515)	(912)	-	(912)
Income (loss) from operations, net of tax	998	(694)	304	1,768	(1,651)	117

Net cash provided by (used in) operating activities	$1,203	$(207)	$996	$2,141	$(1,168)	$973
Net cash used in investing activities	(6)	(14)	(20)	(15)	(93)	(108)
Net cash provided by (used in) financing activities	(3)	220	217	(7)	1,119	1,112
Effect of exchange rate changes on cash and cash equivalents	-	1	1	-	142	142
Net cash provided to continuing operations	$1,194	$-	$1,194	$2,119	$-	$2,119

Depreciation included in cost of goods sold	$45	$254	$299	$89	$518	$607
Depreciation included in selling, general and administrative expenses	20	15	35	45	31	76
Capital expenditures	6	14	20	15	93	108

Healthy Natural (HN) Discontinued Operations

In July 2017, we completed the sale of the assets of HN for $18.3 million in cash.  The selling price is subject to adjustment if the estimated closing working capital with respect to the assets sold and the liabilities assumed is different than the actual closing working capital for those assets and liabilities.  The sale agreement contains customary indemnification provisions and provisions that restrict us from engaging in a business conducted by HN for five years from the date of closing.  A $0.2 million working capital adjustment escrow and a $0.6 million indemnity claim escrow were funded from the proceeds and are classified as restricted cash.    The indemnity claim escrow was released to us in the second quarter of 2018.

On a preliminary basis, we estimated a working capital adjustment of $0.3 million as of December 31, 2017 and June 30, 2018.  The working capital adjustment will result in an adjustment to the initial net proceeds of $16.7 million and the gain on the sale of $8.2 million, net of a $4.7 million income tax provision which we recognized in 2017.  The definition of working capital under the agreement is subject to interpretation and we have not yet finalized the adjustment with the purchaser of HN.  The final adjustment may differ from the estimate.

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

Cash provided by Nutra SA operations was generally unavailable for distribution to our continuing operations under the terms of the LLC Agreement.  Nutra SA’s only operating subsidiary is Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), located in Pelotas, Brazil.  Nutra SA’s debt was secured by Irgovel’s accounts receivable and property.  The non-Brazilian entities within the consolidated ownership group did not guarantee any of Nutra SA’s debt.  No interest related to debt held by non-Brazilian entities was allocated to Nutra SA in any period presented.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5. CONCENTRATION OF RISK

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable.  We perform ongoing credit evaluations on the financial condition of our customers and generally do not require collateral.  Our allowance for doubtful accounts balance was zero at December 31, 2017, and $16 thousand as of June 30, 2018.

Revenues and accounts receivable from significant customers (customers with revenue or accounts receivable in excess of 10% of consolidated totals) are stated below as a percent of consolidated totals.

	Customer
	A	B
% of Revenue, Three Months Ended June 30, 2018	16%	15%
% of Revenue, Three Months Ended June 30, 2017	17%	16%

% of Revenue, Six Months Ended June 30, 2018	13%	18%
% of Revenue, Six Months Ended June 30, 2017	15%	16%

% of Accounts Receivable, as of June 30, 2018	5%	21%
% of Accounts Receivable, as of December 31, 2017	0%	25%

The following table presents revenues by geographic area shipped to in the three and six months ended June 30, 2018 and 2017 (in thousands).

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
United States	$2,945	$2,905	$6,112	$6,189
Other countries	253	241	638	572
Revenues	$3,198	$3,146	$6,750	$6,761

The following table presents revenues by product line in the three and six months ended June 30, 2018 and 2017 (in thousands).

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Food	$1,863	$1,810	$3,731	$3,801
Animal nutrition	1,335	1,336	3,019	2,960
Revenues	$3,198	$3,146	$6,750	$6,761

Rice bran represents approximately 45% of our cost of goods sold in the six months ended June 30, 2018.   We purchase rice bran from five suppliers.  Purchases from significant rice bran suppliers are stated below as a percent of total rice bran purchases.

	Three Months Ended June 30		Six Months Ended June 30
Supplier	2018	2017	2018	2017
Supplier 1	50%	50%	43%	50%
Supplier 2	26%	*	28%	*
Supplier 3	10%	25%	*	30%
Others	14%	25%	29%	20%
Total	100%	100%	100%	100%

In July 2018, we loaned $565 thousand to a bran supplier as evidenced by notes.  The notes carry interest at a rate of 6% per year and are being repaid as the supplier delivers bran to us and we pay a discounted price.  The discount is applied to the notes.  Any loan amounts remaining unpaid are payable in cash in December 2019.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

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

Below are reconciliations of the numerators and denominators in the EPS computations.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
NUMERATOR (in thousands):
Basic and diluted - loss from continuing operations	$(2,160)	$(1,774)	$(4,073)	$(4,188)
Dividend on preferred stock--beneficial conversion feature	-	-	-	(778)
Basic and diluted - adjusted loss from continuing operations	$(2,160)	$(1,774)	$(4,073)	$(4,966)

DENOMINATOR:
Basic EPS - weighted average number of common shares outstanding	20,366,451	9,794,405	18,731,925	9,726,268
Effect of dilutive securities outstanding	-	-	-	-
Diluted EPS - weighted average number of shares outstanding	20,366,451	9,794,405	18,731,925	9,726,268

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive:
Stock options	894,223	595,252	870,390	395,262
Warrants	17,986,767	23,460,192	19,549,874	20,547,647
Convertible preferred stock	597,865	3,879,603	597,865	3,469,299
Restricted stock units	470,000	261,111	560,084	130,556

Weighted average number of nonvested share of common stock not included in diluted EPS because effect would be antidilutive	1,245,018	1,217,650	1,259,001	1,206,997

The impacts of potentially dilutive securities outstanding at June 30, 2018 and 2017, were not included in the calculation of diluted EPS for the three and six months ended June 30, 2018 and 2017 because to do so would be anti-dilutive.  Those securities listed in the table above which were anti-dilutive for three and six months ended June 30, 2018 and 2017, which remain outstanding, could potentially dilute EPS in the future.

NOTE 7. PROPERTY AND EQUIPMENT

	June 30	December 31
	2018	2017	Estimated Useful Lives
Land	$237	$237
Furniture and fixtures	235	311	5-7 years
Plant	6,678	6,580	30 years, or life of lease
Computer and software	1,270	1,207	3-5 years
Leasehold improvements	429	274	4-7 years or life of lease
Machinery and equipment	9,923	8,677	5-10 years
Property and equipment, cost	18,772	17,286
Less accumulated depreciation	9,675	9,436
Property and equipment, net	$9,097	$7,850

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8. EQUITY, SHARE-BASED COMPENSATION AND WARRANTS

A summary of equity activity for the six months ended June 30, 2018, follows (in thousands, except share amounts).

	Shares
	Preferred		Preferred	Common	Accumulated
	Series G	Common	Stock	Stock	Deficit	Equity
Balance, December 31, 2017	630	18,046,731	$313	$279,548	$(265,128)	$14,733
Common stock awards under equity incentive plans	-	287,206	-	393	-	393
Exercise of warrants	-	5,920,076	-	5,683	-	5,683
Other	-	-	-	98	-	98
Net loss	-	-	-	-	(4,073)	(4,073)
Balance, June 30, 2018	630	24,254,013	$313	$285,722	$(269,201)	$16,834

Transactions with Preferred Stock Holders.

In February 2017, we issued and sold 2,000 shares of Series G convertible preferred stock and sold warrants to purchase 1,423,488 shares of common stock (exercise price of $0.96 per share, exercisable beginning in February 2017 and expiring in February 2022).  One of the investors was a subordinated note holder that exchanged subordinated notes with a principal and carrying value of $0.1 million and cash for 180 shares of the Series G preferred stock and related warrants, which was treated as an extinguishment of debt.  The net cash proceeds from the sale was $1.7 million, after deducting allocated cash offering expenses of $0.1 million.  On the date of issuance, we allocated $1.0 million of the proceeds to derivative warrant liability, to record the warrants at fair value, recorded a $0.1 million loss on extinguishment and reduced debt $0.1 million related to the subordinated noteholders exchange, and recorded $1.2 million as preferred stock.  We recorded a $0.8 million dividend on preferred stock for the preferred stock beneficial conversion feature equal to the proceeds allocated to the preferred stock issued to purchases who did not exchange debt, as the fair value of the common stock underlying the convertible preferred stock at issuance exceeded the amount recorded in preferred stock.

Transactions with Senior Debenture Holders

In February 2017, we sold and issued in a private placement, for an aggregate subscription amount of $6.0 million: (i) senior debentures in the principal amount of $6.6 million and (ii) warrants to purchase an aggregate of 6,875,000 shares of common stock (exercise price of $0.96 per share, exercisable beginning February 2017 and expiration February 2022).  We received aggregate net proceeds of $5.5 million, after deducting placement agent fees and allocated expenses of $0.5 million.  Concurrently, we amended existing warrants, held by the debenture purchasers, for the purchase of up to 875,000 shares to (i) reduce the exercise prices from an average $5.49 per share to $0.96 per share, providing the warrants are not exercisable until August 2017, and (ii) change the expiration dates to August 2022, which increased the average remaining term of the warrants from 2.1 years to 5.5 years.  We recorded $4.6 million as an increase to derivative warrant liabilities, to record the warrants at their fair value on the date of issuance, the $0.5 million as an increase in common stock to record the change in fair value of existing warrants and the remaining $0.4 million to debt, debt issuance costs and debt discount.  We used the net proceeds from the offering to (i) pay off the senior revolving loan and term loan debt totaling $3.8 million and (ii) pay $0.2 million of principal and $0.3 million of interest due on subordinated notes and (iii) for working capital and general corporate purposes.  We filed a registration statement on Form S-3, which became effective in May 2017, to register the resale of shares underlying the warrants issued to the senior debenture purchasers.

Transaction with Subordinated Note Holders

In connection with the February 2017 senior debenture private placement, we entered into agreements which resulted in (i) a reduction in the annual interest rate on the subordinated notes from 11.75%  to 7% (ii) an extension of the maturity date of the subordinated notes  to May 2019 from May 2018 (iii) the payment of an aggregate amount equal to $0.5 million on the subordinated notes, (iv) the issuance of warrants to purchase up to 3,484,675 shares of our common stock (exercise price of  $0.96 per share, expiration February 2022), and (v) the amendment of existing warrants held by the subordinated note holders for the purchase 289,669 shares of common stock to reduce the exercise price from $5.25 per share to $0.96 per share.  We accounted for the transaction as an extinguishment of debt and issuance of new debt.  In February 2017, we (i) recorded a loss on extinguishment of debt of $1.5 million, (ii) adjusted subordinated notes payable debt down by $0.9 million, to its fair value as of the transaction date, (iii) increased derivative liability by $2.3 million, representing the fair value of the newly issued warrants, and (iv) increased common stock equity by $0.1 million for the change in the fair value of the existing warrants.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

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

Other Equity Issuances

In the three months ended March 31, 2018, we issued 50,469 shares of common stock to employees with an average fair value at issuance of $1.38 per share and 27,882 shares of common stock to a consultant, with an average fair value at issuance of $1.42 per share.

In the three months ended June 30, 2018, we issued 208,855 shares of common stock to directors with an average fair value at issuance of $1.78.  The shares vest the earlier of June 19, 2019 or one day prior to our next annual meeting of shareholders.

Equity Incentive Plan

In June 2018, shareholders approved a 3,000,000 increase in the number of shares authorized for issuance under the 2014 Equity Incentive Plan (2014 Plan).  The total shares authorized under the 2014 Plan is now 6,300,000 shares.

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

In the three months ended March 31 2018, warrant holders exercised, at $0.96 per share, warrants for the purchase of 1,827,999 shares of common stock (remaining term at December 31, 2017, of 4.3 years).  In the three months ended June 30 2018, warrant holders exercised, at $0.96 per share, warrants for the purchase of 4,092,077 shares of common stock (remaining term at December 31, 2017, of 4.1 years).

Restricted Stock Units

In June 2017, we issued restricted stock units (RSUs), under the 2014 Plan, to our executive officers covering a total of 1,175,000 shares of our common stock.  The shares subject to the RSUs vest based upon a vesting price equal to the volume weighted average trading price of our common stock over sixty-five consecutive trading days.  Each RSU’s shares vest (i) 10% if the vesting price equals or exceeds $5.00 per share, (ii) 30% if the vesting price equals or exceeds $10.00 per share and (iv) 60% if the vesting price equals or exceeds $15.00 per share.  The shares had a grant date fair value of $0.2 million which was being expensed ratably over a 3.5-year period beginning in July 2017.  In January 2018, 60% of the RSUs issued in June 2017 were cancelled.  The portion cancelled related to the $15.00 per share target vesting price.  As modified, the shares have a remaining value of $0.1 million at June 30, 2018, which is being expensed ratably over a 3.0-year period.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

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

In March 2018, we entered into a triple net lease for approximately 5,380 square feet of office space in The Woodlands, Texas.  We took possession of the space May 31, 2018.  The initial term of the lease is 65 months and rent is abated for the first five months.  Minimum monthly base rents total $0.1 million per year during the initial term of the lease.  We recognize rent expense of $0.1 million per year for base rent, plus additional amounts for operating expenses, real estate taxes and other items.  We may extend the term of the lease for an additional five-year period at a fair market base rent, as defined in the agreement.

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

NOTE 11. RELATED PARTY TRANSACTIONS

Entities beneficially owned by Baruch Halpern, a director, invested in our subordinated notes and related warrants prior to 2016.  Throughout the first six months of 2017, Mr. Halpern beneficially held approximately 43% of our outstanding subordinated debt which was repaid in full in July 2017 from the proceeds of the sale of HN.  The warrants remain outstanding.  See Note 8 for information related to the modification of the subordinated notes, repricing of related warrants and the issuance of warrants to subordinated note holders in February 2017.  In three months and six ended June 30, 2017, we paid $0.2 million and expensed $0.2 million of interest on the subordinated notes, respectively.

NOTE 12. INCOME TAXES

Our tax expense for the three months and six month ended June 30, 2018, differs from the tax expense computed by applying the U.S. statutory tax rate to net loss from continuing operations before income taxes as no tax benefits were recorded for tax losses generated in the U.S.  As of June 30, 2018, we had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards.  We provided a full valuation allowance against our deferred tax assets as future realization of such assets is not more likely than not to occur.

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

On December 22, 2017, the SEC issued guidance to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA.  We have substantially completed our accounting for the tax effects of the enactment of the Tax Act.  Our deferred tax assets and liabilities were remeasured for a change in the federal tax rate from 34 percent to 21 percent, immediate expensing of qualifying property, and effects of TCJA on state taxes.  We will obtain, prepare and continue to analyze our tax information during the measurement period, up to and including the period in which we file our 2017 consolidated federal income tax return.  We may further adjust recorded amounts during the measurement period should future guidance, additional information and interpretations with the respect to the TCJA come to our attention.  We made no such adjustments during the six months ended June 30, 2018.

The Tax Act also contains several base broadening provisions that became effective on January 1, 2018, that we do not expect to have a material impact on our financial statements.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30		Change	Six Months Ended June 30		Change
	2018	2017	%	2018	2017	%
	(in thousands)			(in thousands)
Revenues	$3,198	$3,146	1.7	$6,750	$6,761	(0.2)
Cost of goods sold	2,535	2,348	(8.0)	5,133	4,776	(7.5)
Gross profit	663	798	(16.9)	1,617	1,985	(18.5)
Gross profit %	20.7%	25.4%		24.0%	29.4%

Selling, general and administrative expenses	2,830	2,667	(6.1)	5,683	4,933	(15.2)
Loss from operations	(2,167)	(1,869)	(15.9)	(4,066)	(2,948)	(37.9)
Other income (expense):
Interest expense	(2)	(475)		(3)	(1,530)
Change in fair value of derivative warrant liabilities	-	22		-	1,121
Loss on extinguishment of debt	-	-		-	(1,680)
Other, net	9	33		(4)	(63)
Other income (expense), net	7	(420)		(7)	(2,152)
Loss before income taxes	$(2,160)	$(2,289)		$(4,073)	$(5,100)

Results of Operations – Three Months Ended June 30, 2018

Revenues increased $52 thousand, or 1.7%, in the second quarter of 2018 compared to the second quarter of 2017.  Animal feed product revenues were relatively flat while food product revenues increased 3% year over year, primarily due to increased buying from existing customer base.

Gross profit percentage declined 4.7 percentage points to 20.7% in the second quarter of 2018, from 25.4% in the second quarter of 2017.  The decline in gross profit was primarily attributable to the approximately 37.9% increase in raw bran prices and reduced plant utilization. The decrease in plant utilization was primarily due to closures or production delays caused by the drum dryer capital expenditure project and plant improvements related to the SQF certification project at the Dillon plant.  Additionally, our Mermentau plant experienced a supply shortage which caused production to idle in the second quarter of 2018.  Due to the supply shortage, we shipped our animal feed orders from California which resulted in higher shipping costs.  We expect a supply agreement we entered into with a rice miller in July 2018, to reduce our risk of experiencing supply shortages after July 2018.

Selling, general and administrative (SG&A) expenses were $2.8 million in 2018, compared to $2.7 million in 2017, an increase of $0.2 million, or 6.1%.  An increase of $0.1 million compared to the second quarter of 2018 is primarily related to building our sales team to reach our revenue goals in 2018, an increase in operations and quality assurance staff to meet SQF certification, and an increase of $0.1 million increase related to professional services and warehouse expenses related to the SQF certification project.  Corporate portion of SG&A expenses decreased $0.1 million in the second quarter of 2018 compared to the same period in 2017. The decrease was primarily related to professional service expenses decrease of $0.1 million, share-based compensation expense decrease of $0.1 million, investor relations expense decrease of $0.1 million, while rent and relocation expenses increased $0.1 million, compared to the second quarter of 2017.

Other income (expense) was other income of $7 thousand in the second quarter of 2018 compared to $0.4 million of other expense for the second quarter of 2017.  Interest expense decreased $0.5 million, as virtually all debt was paid in full in July 2017.

Results of Operations – Six Months Ended June 30, 2018

Revenues were relatively flat in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  Animal feed product revenues increased 2%.  Animal nutrition revenue growth continues to be driven by the supply and cooperation agreement entered into with Kentucky Equine Research (KER) at the end of December 2015.  Food product revenues decreased 2% year over year, primarily due to reduced buying from existing customer base and specifically prior contract manufacturing accounts.

Index
Gross profit percentage declined 5.4 percentage points to 24.0% from 29.4% in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  The decline in gross profit was primarily attributable to the approximately 24.7% increase in raw bran prices and reduced plant utilization in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  The decrease in plant utilization was primarily due to closures or production delays caused by the drum dryer capital expenditure project and plant improvements related to the SQF certification project at the Dillon plant.  Additionally, our Mermentau plant experienced a supply shortage which caused production to idle in the second quarter of 2018.  Due to the supply shortage, we shipped our animal feed orders from California which resulted in higher shipping costs.  We expect a supply agreement we entered into with a rice miller in July 2018, to reduce our risk of experiencing supply shortages after July 2018.

Selling, general and administrative (SG&A) expenses were $5.7 million compared to $4.9 million, an increase of $0.8 million, or 15.2%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  An increase of $0.3 million is primarily related to building our sales team to reach our revenue goals in 2018, and an increase in operations and quality assurance staff to meet SQF certification.  Additionally, in the first six months ended June 30, 2018, bonus related accruals increased $0.1 million, outside services increased $0.1 million, warehouse expenses increased $0.1 million, and warehouse rent increased $0.1 million compared to the first six months ended June 30, 2017.  Corporate portion of SG&A expenses increased $0.1 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  The increase was primarily related to increased travel related expenses.

Other income (expense) was other expense of $7 thousand compared to $2.2 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  Interest expense decreased $1.5 million, as virtually all debt was paid in full in July 2017.  Change in fair value of derivative liabilities decreased $1.1 million between years and as of December 31, 2017, there are no derivative liabilities remaining.  The loss on extinguishment of debt in 2017 of $1.7 million was primarily related to a transaction with subordinated note holders which is discussed further in Note 8 of our Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Cash used in operating activities of continuing operations is presented below (in thousands).

	Six Months Ended June 30
	2018	2017
Cash flow from operating activities of continuing operations:
Loss from continuing operations	$(4,073)	$(4,188)
Adjustments to reconcile loss from continuing operatiosn to net cash used in operating activities of continuing operations:
Depreciation and amortization	371	414
Stock and share-based compensation	431	654
Change in fair value of derivative warrant and conversion liabilities	-	(1,121)
Loss on extinguishment of debt	-	1,680
Interest accreted	-	893
Deferred taxes	-	(876)
Other	155	58
Changes in operating assets and liabilities:
Accounts receivable	(136)	(38)
Inventories	165	(16)
Accounts payable and accrued expenses	148	(824)
Other	(26)	353
Net cash used in operating activities of continuing operations	$(2,965)	$(3,011)

As of June 30, 2018, our cash and cash equivalents balance was $7.7 million and our restricted cash balance was $0.2 million, compared to a cash equivalents balance of $6.2 million and a restricted cash balance of $0.8 million as of December 31, 2017.  We used $3.0 million in operating cash during the six months ended June 30, 2018 compared to $3.0 million of operating cash in the six months ended June 30, 2017.  We also funded $1.8 million of capital expenditures during the six months ended June 30, 2018 compared to $0.1 million in the six months ended June 30, 2017.  These capital expenditures relate primarily to our specialty ingredients’ equipment in our Dillon plant and our SQF projects to certify our facilities.  Offsetting these uses of cash was $5.7 million of proceeds from warrant exercises during the six months ended June 30, 2018.

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

For further information about other critical accounting policies, see the discussion of critical accounting policies in Note 3 of our Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

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

During the quarter ended June 30 2018, we issued the securities described below without registration under the Securities Act.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  All issuances below were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

In the three months ended June 30 2018, warrant holders exercised for cash, at $0.96 per share, warrants for the purchase of 4,092,077 shares of common stock (remaining term at December 31, 2017, of 4.1 years).

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are attached hereto and filed herewith:

Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Here- with
10.1	2014 Equity Incentive Plan, as amended June 20, 2018	8-K	001-36245	10.1	June 25, 2018
10.2	Offer Letter between the Company and Dr. Robert Smith, dated June 21, 2018			10.2	June 21, 2018	X
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS (1)	XBRL Instance Document					X
101.SCH (1)	XBRL Taxonomy Extension Schema Document					X
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF (1)	XBRL Taxonomy Extension Calculation Definition Linkbase Document					X
101.LAB (1)	XBRL Taxonomy Extension Calculation Label Linkbase Document					X
101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Linkbase Document					X

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

Dated: August 2, 2018

/s/ Robert Smith
Robert Smith
Chief Executive Officer

/s/ Brent Rystrom
Brent Rystrom
Chief Financial Officer