Form 10-Q
period 2018-09-30
RiceBran Technologies
filed 2018-11-06
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Issuer’s telephone number, including area code: (281) 675-2421

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

As of October 31, 2018, shares of the registrant’s common stock outstanding totaled 27,093,093.

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

RiceBran Technologies
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017

Revenues, net	$3,463	$3,445	$10,213	$10,206
Cost of goods sold	2,709	2,305	7,842	7,081
Gross profit	754	1,140	2,371	3,125
Selling, general and administrative expenses	2,419	2,495	8,102	7,428
Loss from continuing operations before other income (expense)	(1,665)	(1,355)	(5,731)	(4,303)
Other income (expense):
Interest expense	(2)	(86)	(5)	(1,616)
Change in fair value of derivative warrant liabilities	-	(313)	-	808
Loss on extinguishment of debt	-	(6,610)	-	(8,290)
Other income	52	157	61	194
Other expense	(12)	(113)	(25)	(213)
Total other income (expense)	38	(6,965)	31	(9,117)
Loss from continuing operations before income taxes	(1,627)	(8,320)	(5,700)	(13,420)
Income tax benefit	-	4,121	-	5,033
Loss from continuing operations	(1,627)	(4,199)	(5,700)	(8,387)
Income from discontinued operations, net of tax	-	6,706	-	6,823
Net income (loss)	(1,627)	2,507	(5,700)	(1,564)
Less - Net loss attributable to noncontrolling interest in discontinued operations	-	(792)	-	(1,359)
Net income (loss) attributable to RiceBran Technologies shareholders	(1,627)	3,299	(5,700)	(205)
Less - Dividends on preferred stock, beneficial conversion feature	-	-	-	778
Net income (loss) attributable to RiceBran Technologies common shareholders	$(1,627)	$3,299	$(5,700)	$(983)

Basic earnings (loss) per common share:
Continuing operations	$(0.07)	$(0.38)	$(0.28)	$(0.86)
Discontinued operations	-	0.68	-	0.77
Basic loss per common share - RiceBran Technologies	$(0.07)	$0.30	$(0.28)	$(0.09)

Diluted earnings (loss) per common share:
Continuing operations	$(0.07)	$(0.38)	$(0.28)	$(0.86)
Discontinued operations	-	0.68	-	0.77
Diluted loss per common share - RiceBran Technologies	$(0.07)	$0.30	$(0.28)	$(0.09)

Weighted average number of shares outstanding:
Basic	24,092,172	11,129,781	20,538,309	10,644,372
Diluted	24,092,172	11,129,781	20,538,309	10,644,372

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited) (in thousands)

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017

Net income (loss)	$(1,627)	$2,507	$(5,700)	$(1,564)

Other comprehensive income (loss) - foreign currency translation, net of tax	-	(31)	-	131

Comprehensive loss, net of tax	(1,627)	2,476	(5,700)	(1,433)

Less - Comprehensive loss attributable to noncontrolling interest, net of tax	-	803	-	1,321

Total comprehensive income (loss) attributable to RiceBran Technologies shareholders	$(1,627)	$3,279	$(5,700)	$(112)

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Balance Sheets
September 30, 2018 and December 31, 2017
(Unaudited) (in thousands, except share amounts)

	September 30 2018	December 31 2017
ASSETS
Current assets:
Cash and cash equivalents	$10,299	$6,203
Restricted cash	225	775
Accounts receivable, net of allowance for doubtful accounts of $14 and $0	1,509	1,273
Notes receivable	565	-
Inventories - Finished goods	524	564
Inventories - Packaging	113	114
Deposits and other current assets	475	519
Total current assets	13,710	9,448
Property and equipment, net	9,300	7,850
Other long-term assets, net	18	63
Total assets	$23,028	$17,361

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$276	$765
Accrued salary, wages and benefits	698	773
Accrued expenses	1,044	741
Unearned revenue	25	75
Escrow liability	259	258
Current maturities of long-term debt	4	4
Total current liabilities	2,306	2,616
Long-term debt, less current portion	9	12
Total liabilities	2,315	2,628

Commitments and contingencies

Shareholders' Equity:
Equity attributable to RiceBran Technologies shareholders:
Preferred stock, 20,000,000 shares authorized: Series G, convertible, 3,000 shares authorized; 630 shares issued and outstanding	313	313
Common stock, no par value, 50,000,000 shares authorized; 27,093,093 and 18,046,731 shares issued and outstanding	291,228	279,548
Accumulated deficit	(270,828)	(265,128)
Total shareholders' equity attributable to RiceBran Technologies shareholders	20,713	14,733
Total liabilities and shareholders' equity	$23,028	$17,361

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2018 and 2017
(Unaudited) (in thousands)

	Nine Months Ended
	2018	2017
Cash flow from operating activities:
Net loss	$(5,700)	$(1,564)
Income from discontinued operations	-	6,823
Loss from continuing operations	(5,700)	(8,387)
Adjustments to reconcile net loss from continuing operation to net cash used in operating activities of continuing operations:
Depreciation and amortization	544	571
Stock and share-based compensation	617	904
Change in fair value of derivative warrant and conversion liabilities	-	(808)
Loss on extinguishment of debt	-	8,290
Interest accreted	-	1,000
Deferred taxes	-	(5,033)
Other	135	55
Changes in operating assets and liabilities:
Accounts receivable	(236)	(290)
Inventories	42	213
Accounts payable and accrued expenses	(56)	(1,310)
Other	(17)	465
Net cash used in operating activities of continuing operations	(4,671)	(4,330)
Net cash provided by operating activities of discontinued operations	-	1,513
Net cash used in operating activities	(4,671)	(2,817)
Cash flows from investing activities:
Disbursements of notes receivable	(400)	-
Purchases of property and equipment	(2,384)	(596)
Net cash used in investing activities of continuing operations	(2,784)	(596)
Net cash used in investing activities of discontinued operations	-	16,604
Net cash used in investing activities	(2,784)	16,008
Cash flows from financing activities:
Proceeds from warrant exercises	11,003	-
Payments of debt	(3)	(19,728)
Proceeds from issuance of debt, net of issuance costs	-	3,779
Proceeds from issuance of debt and warrants, net of issuance costs	-	5,518
Proceeds from issuance of common stock, net of issuance costs	-	2,778
Proceeds from issuance of preferred stock and warrants, net of issuance costs	-	1,747
Other	1	(22)
Net cash used in financing activities of continuing operations	11,001	(5,928)
Net cash provided by financing activities of discontinued operations	-	1,232
Net cash used in financing activities	11,001	(4,696)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	-	125
Net change in cash and cash equivalents and restricted cash	$3,546	$8,620

Cash and cash equivalents and restricted cash, beginning of period
Cash and cash equivalents	$6,203	$342
Restricted cash	775	-
Cash and cash equivalents and restricted cash, beginning of period	6,978	342
Cash and cash equivalents and restricted cash, end of period
Cash and cash equivalents	10,299	8,187
Restricted cash	225	775
Cash and cash equivalents and restricted cash, end of period	10,524	8,962
Net change in cash and cash equivalents and restricted cash	$3,546	$8,620

Supplemental disclosures, continuing operations:
Cash paid for interest, continuing operations	$3	$729

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

NOTE 2. BUSINESS

We are an ingredient company serving food, animal nutrition and specialty markets focused on value-added processing and marketing of healthy, natural and nutrient dense products derived from raw rice bran, an underutilized by-product of the rice milling industry.  We apply our proprietary and patented technologies and intellectual properties to convert raw rice bran into numerous high value products including stabilized rice bran (“SRB”), RiBalance, a complete rice bran nutritional package derived from further processing of SRB; RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of RiBalance; RiFiber, a fiber rich insoluble derivative of RiBalance, and ProRyza, rice bran protein-based products, and a variety of other valuable derivatives extracted from these core products.  Our target markets are natural food, food and animal nutrition manufacturers, wholesalers and retailers, both domestically and internationally.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” This update requires a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities for leases with a lease term of more than twelve months. This update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption for leases existing at, or entered into after the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  Under prior GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease for us as a lessee depend primarily on the lease’s classification as a finance or operating lease.  For both types of leases, we will recognize a right-of-use asset and a lease liability.  For capital or finance leases, we will recognize amortization of the right-of-use asset separately from interest expense on the lease liability.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements,” which provides another transition method that allows entities to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This transition method option is in addition to the existing transition method of using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating which transition method it will use.

We have not yet determined the impact that the new lease guidance will have on our results of operations, financial position and cash flows.  While we are evaluating the impact that the adoption of this guidance will have on our consolidated financial statements, we have not yet determined if we will select the option to restate comparative periods upon adoption or if we will elect the optional practical expedients upon adoption.

Recently Adopted Accounting Standards

In May 2014, the FASB issued guidance on revenue from contracts with customers to clarify the principles for recognizing revenue, ASU 2014-09, Revenue: Revenue from Contracts with Customers (and subsequent guidance related to the topic in ASUs 2016-08, 2016-10, 2016-12. 2016-20, and 2017-14).  On January 1, 2018, we adopted the guidance using the modified retrospective method.  Upon completing our implementation assessment of the guidance, we concluded that no adjustment was required to the opening balance of retained earnings at the date of initial application.  As of, and in the three and nine months ended September 30, 2018, there were no differences between amounts recorded under this current guidance and what would have been recorded under the accounting standards in effect prior to January 1, 2018.  We applied the guidance to all contracts as of January 1, 2018.  The comparative information has also not been restated and continues to be reported under the accounting standards in effect for those periods.  Additional disclosures required by the guidance are presented within the revenue recognition policy disclosure below.  See Note 5 for revenue disaggregated by product line and geography.

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

Amounts billed and due from our customers are classified as accounts receivables on our consolidated balance sheets and require payment on a short-term basis. Invoices are generally issued at the point control transfers and substantially all of our invoices due within 30 days or less.  Periodically, we require payment prior to the point in time we recognize revenue.  Amounts received from customers prior to revenue recognition on a contract are contract liabilities, are classified as unearned revenue on our consolidated balance sheets and are typically applied to an invoice within 30 days of receipt.  Revenues recognized in the nine months ended September 30, 2018, include less than $0.1 million in unearned revenue as of January 1, 2018.

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders.  Incidental items that are immaterial in the context of the contract are recognized as expense.  Our contracts do not include a significant financing component.  Our contracts may include terms that could cause variability in the transaction price, including, for example, rebates and volume discounts, or other forms of contingent revenue.  The amount of consideration we expect to receive and revenue we recognize includes estimates of variable consideration, including costs for rebates and discounts.  If the consideration promised in a contract includes a variable amount, we estimate the amount to which we expect to be entitled using either the expected value or most likely amount method. We expect no costs from rebates, discounts, or other forms of variable consideration, related to revenues recognized in the three and nine months ended September 30, 2018.  We have no contract liabilities recorded for those items as of January 1, 2018, or September 30, 2018.

Changes in judgments and estimates regarding probability of collection and variable consideration might result in a change in the timing or amount of revenue recognized.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 4. DISCONTINUED OPERATIONS

In the second quarter of 2017, we determined that our plans to dispose of our wholly owned subsidiary Healthy Natural (“HN”) and to divest of our investment in Nutra SA, LLC (“Nutra SA”) met the criteria for presentation as discontinued operations.  Accordingly, the HN and Nutra SA operating results are presented as discontinued operations and are excluded from continuing operations for all periods presented.

The following table summarizes the major line items included in the income from discontinued operations, cash flows from discontinued operations, and other data related to the discontinued operations (in thousands).

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	HN	Nutra SA	Total	HN	Nutra SA	Total
Revenues	$421	$3,226	$3,647	$9,902	$9,589	$19,491
Cost of goods sold	(293)	(3,539)	(3,832)	(6,651)	(9,814)	(16,465)
Selling, general and administrative expenses	(19)	(1,541)	(1,560)	(462)	(2,572)	(3,034)
Other income (expense)	-	(358)	(358)	-	(1,066)	(1,066)
Income (loss) from operations, before income taxes	109	(2,212)	(2,103)	2,789	(3,863)	(1,074)
Income tax expense	(36)	-	(36)	(948)	-	(948)
Income (loss) from operations, net of tax	73	(2,212)	(2,139)	1,841	(3,863)	(2,022)
Gain on sale, net of $4.3 million income tax expense	8,845	-	8,845	8,845	-	8,845
Income (loss) from discontinued operations, net of tax	8,918	(2,212)	6,706	10,686	(3,863)	6,823

Net cash provided by (used in) operating activities	$662	$(122)	$540	$2,803	$(1,290)	$1,513
Net cash used in investing activities	16,734	(22)	16,712	16,719	(115)	16,604
Net cash provided by (used in) financing activities	(41)	161	120	(48)	1,280	1,232
Effect of exchange rate changes on cash and cash equivalents	-	(17)	(17)	-	125	125
Net cash provided to continuing operations	$17,355	$-	$17,355	$19,474	$-	$19,474

Depreciation included in cost of goods sold	$7	$274	$281	$96	$792	$888
Depreciation included in selling, general and administrative expenses	4	15	19	49	46	95
Capital expenditures	3	22	25	18	115	133

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

On a preliminary basis, we estimated a working capital adjustment of $0.3 million as of December 31, 2017 and September 30, 2018.  The working capital adjustment will result in an adjustment to the initial net proceeds of $16.7 million and the gain on the sale of $8.2 million, net of a $4.7 million income tax provision which we recognized in 2017.  The definition of working capital under the agreement is subject to interpretation and we have not yet finalized the adjustment with the purchaser of HN.  The final adjustment may differ from the estimate.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Nutra SA Discontinued Operations

On November 28, 2017, Nutra SA redeemed our entire membership interest in Nutra SA.  We no longer hold any interest in Nutra SA.  We held a variable interest in our equity interest in Nutra SA.  We were the primary beneficiary of Nutra SA, and as such, Nutra SA’s assets, liabilities and results of operations were included in the consolidated financial statements through November 28, 2017, the date of disposal of Nutra SA.  The minority investors in Nutra SA held an average interest in Nutra SA of 36% in 2017, through the date of disposal.

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

NOTE 5. CONCENTRATION OF RISK

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable.  We perform ongoing credit evaluations on the financial condition of our customers and generally do not require collateral.  Our allowance for doubtful accounts balance was zero at December 31, 2017, and $14 thousand as of September 30, 2018.

Revenues and accounts receivable from significant customers (customers with revenue or accounts receivable in excess of 10% of consolidated totals) are stated below as a percent of consolidated totals.

	Customer
	A	B
% of Revenue, Three Months Ended September 30, 2018	17%	19%
% of Revenue, Three Months Ended September 30, 2017	14%	19%

% of Revenue, Nine Months Ended September 30, 2018	22%	27%
% of Revenue, Nine Months Ended September 30, 2017	23%	26%

% of Accounts Receivable, as of September 30, 2018	4%	31%
% of Accounts Receivable, as of December 31, 2017	0%	25%

The following table presents revenues by geographic area shipped to in the three and nine months ended September 30, 2018 and 2017 (in thousands).

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
United States	$3,132	$3,165	$9,244	$9,353
Other countries	331	280	969	853
Revenues	$3,463	$3,445	$10,213	$10,206

The following table presents revenues by product line in the three and nine months ended September 30, 2018 and 2017 (in thousands).

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Food	$1,927	$1,960	$5,657	$5,760
Animal nutrition	1,536	1,485	4,556	4,446
Revenues	$3,463	$3,445	$10,213	$10,206

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Rice bran represents approximately 44% of our cost of goods sold in the nine months ended September 30, 2018.   We purchase rice bran from five suppliers.  Purchases from significant rice bran suppliers are stated below as a percent of total rice bran purchases.

	Three Months Ended September 30		Nine Months Ended September 30
Supplier	2018	2017	2018	2017
Supplier 1	42%	30%	43%	47%
Supplier 2	42%	41%	32%	13%
Supplier 3	15%	12%	15%	10%
Others	1%	17%	10%	30%
Total	100%	100%	100%	100%

In July 2018, we loaned $0.6 million to Golden Ridge Rice Mills, a bran supplier, as evidenced by notes in exchange for $0.4 million of cash and property with a net book value of $0.1 million.  We recognized a $0.1 million gain on disposition of property upon issuance of the notes.  In October 2018, we loaned another $0.1 million to the same supplier, as evidenced by an amended note.   The notes carry interest at a rate of 6% per year and are being repaid as the supplier delivers bran to us and we pay a discounted price.  The discount is applied to the notes.  Any loan amounts remaining unpaid are payable in cash in December 2019.  We have determined the bran supplier is a variable interest entity because we believe it may not have sufficient equity at risk to finance its activities without additional subordinated financial support.   Our notes receivable from the supplier represent a variable interest in the supplier.  Our maximum exposure to loss related to the supplier is the total remaining outstanding principal on the notes and related accrued interest, which total approximately $0.6 million as of September 30, 2018, and $0.7 million as of the date of this filing.  We believe, however, that we will recover our investment in the notes through our contractual right to offset amounts receivable under the notes against accounts payable when we purchase SRB from the supplier.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Below are reconciliations of the numerators and denominators in the EPS computations.

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
NUMERATOR (in thousands):
Basic and diluted - loss from continuing operations	$(1,627)	$(4,199)	$(5,700)	$(8,387)
Dividend on preferred stock--beneficial conversion feature	-	-	-	(778)
Basic and diluted - adjusted loss from continuing operations	$(1,627)	$(4,199)	$(5,700)	$(9,165)

DENOMINATOR:
Basic EPS - weighted average number of common shares outstanding	24,092,172	11,129,781	20,538,309	10,644,372
Effect of dilutive securities outstanding	-	-	-	-
Diluted EPS - weighted average number of shares outstanding	24,092,172	11,129,781	20,538,309	10,644,372

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive:
Stock options	790,950	629,969	843,910	473,498
Warrants	14,421,219	22,824,888	17,840,322	21,306,727
Convertible preferred stock	597,865	2,128,180	597,865	3,020,739
Restricted stock units	178,478	1,175,000	428,132	406,066

Weighted average number of nonvested shares of common stock not included in diluted EPS because effect would be antidilutive	1,079,079	1,301,725	1,198,913	1,236,241

The impacts of potentially dilutive securities outstanding at September 30, 2018 and 2017, were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2018 and 2017 because to do so would be anti-dilutive.  Those securities listed in the table above which were anti-dilutive for three and nine months ended September 30, 2018 and 2017, which remain outstanding, could potentially dilute EPS in the future.

NOTE 7. PROPERTY AND EQUIPMENT

	September 30 2018	December 31 2017	Estimated Useful Lives
Land	$237	$237
Furniture and fixtures	282	311	5-7 years
Plant	6,681	6,580	30 years, or life of lease
Computer and software	1,270	1,207	3-5 years
Leasehold improvements	662	274	4-7 years or life of lease
Machinery and equipment	10,023	8,677	5-10 years
Property and equipment, cost	19,155	17,286
Less accumulated depreciation	9,855	9,436
Property and equipment, net	$9,300	$7,850

NOTE 8. EQUITY, SHARE-BASED COMPENSATION AND WARRANTS

A summary of equity activity for the nine months ended September 30, 2018, follows (in thousands, except share amounts).

	Shares
	Preferred Series G	Common	Preferred Stock	Common Stock	Accumulated Deficit	Equity
Balance, December 31, 2017	630	18,046,731	$313	$279,548	$(265,128)	$14,733
Common stock awards under equity incentive plans	-	326,894	-	561	-	561
Exercise of warrants	-	8,719,468	-	11,003	-	11,003
Other	-	-	-	116	-	116
Net loss	-	-	-	-	(5,700)	(5,700)
Balance, September 30, 2018	630	27,093,093	$313	$291,228	$(270,828)	$20,713

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Transactions with Preferred Stock Holders.

In February 2017, we issued and sold 2,000 shares of Series G convertible preferred stock and sold warrants to purchase 1,423,488 shares of common stock (exercise price of $0.96 per share, exercisable beginning in February 2017 and expiring in February 2022).  One of the investors was a subordinated note holder that exchanged subordinated notes with a principal and carrying value of $0.1 million and cash for 180 shares of the Series G preferred stock and related warrants, which was treated as an extinguishment of debt.  The net cash proceeds from the sale was $1.7 million, after deducting allocated cash offering expenses of $0.1 million.  On the date of issuance, we allocated $1.0 million of the proceeds to derivative warrant liability to record the warrants at fair value, recorded a $0.1 million loss on extinguishment and reduced debt $0.1 million related to the subordinated noteholders exchange, and recorded $1.2 million as preferred stock.  We recorded a $0.8 million dividend on preferred stock for the preferred stock beneficial conversion feature equal to the proceeds allocated to the preferred stock issued to purchasers who did not exchange debt, as the fair value of the common stock underlying the convertible preferred stock at issuance exceeded the amount recorded in preferred stock.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

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

In the third quarter of 2018, employees exercised for cash, options for the purchase of up to 32,500 shares of common stock at an exercise price of $0.85 per share.  The options exercised had a remaining life of 9.3 years as of December 31, 2017.

Warrants

The following table summarizes information related to outstanding warrants:

	September 30, 2018				December 31, 2017
Range of Exercise Prices	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants, Exercisable Cashless	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
				(1)
$0.96	7,052,756	$0.96	3.3	3,774,344	12,972,832	$0.96	4.1
$1.60	-	-	-	-	300,000	1.60	2.4
$2.00	50,000	2.00	4.4	-	2,660,000	2.00	3.6
$3.30	600,000	3.30	0.5	-
$5.25 to $5.87	2,571,670	5.34	0.8	384,536	3,156,670	5.33	1.7
$6.55 to $16.80	2,059,198	6.57	0.2	182,326	2,067,771	6.61	1.0
	12,333,624	$2.93	2.2	4,341,206	21,157,273	$2.30	3.4

(1)
Under the terms of certain outstanding warrants, the holders may elect to exercise the warrants under a cashless exercise feature.  The shares listed, represent the shares holders could exercise cashless as of September 30, 2018.  If we register for resale the shares subject to warrants, the holders of some of the warrants may no longer have the right to elect a cashless exercise.  Should we fail to maintain a registration statement for the resale of shares under certain other warrants, the shares under those warrants may be exercisable using a cashless exercise feature.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes warrant activity.

	Shares Underlying	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2017	21,157,273	$2.30	3.38
Issued	315,000	4.73	NA
Impact of warrant modification:
Prior to modifcation	(850,000)	5.27	1.6
After modification	600,000	3.30	0.6
Exercised cashless	(300,000)	1.60	NA
Exercised for cash	(8,580,076)	1.28	NA
Forfeited, expired or cancelled	(8,573)	NA	NA
Outstanding, September 30, 2018	12,333,624	$2.93	2.2
Exercisable, September 30, 2018	12,333,624	$2.93	2.2

In the three months ended March 31, 2018, we issued warrants for the purchase of up to 315,000 shares of common stock, at a weighted average exercise price of $4.73 per share and a weighted average term of 2.4 years.  We recognized $0.1 million of expense for these issuances.

In the three months ended March 31, 2018, warrant holders exercised for $1.8 million cash, at $0.96 per share, warrants for the purchase of 1,827,999 shares of common stock (remaining term at December 31, 2017, of 4.3 years).  In the three months ended June 30 2018, warrant holders exercised for $3.9 million, at $0.96 per share, warrants for the purchase of 4,092,077 shares of common stock (remaining term at December 31, 2017, of 4.1 years).  In the three months ended September 30, 2018, warrant holders exercised for $5.3 million cash, at $2.00 per share, warrants for the purchase of 2,660,000 shares of common stock (remaining term at December 31, 2017, of 3.6 years).  In addition, in the three months ended September 30 2018, a warrant holder cashless exercised a warrant for the purchase of 300,000 shares of common stock at an exercise price of $1.60 per share (remaining term at December 31, 2017, of 2.4 years) and we issued 139,163 shares of common stock based on the fair value at the date of exercise of $2.63 per share.

In September 2018, we modified certain warrants for the purchase of 850,000 shares, at an exercise price of $5.27 per share which were to expire in April 2020.  As modified the warrants are now for the purchase of 600,000 shares, at an exercise price of $3.30 per share and expire in April 2019.   The fair value of the warrants immediately before the modification equaled the fair value of the warrants immediately after the modification and therefore, no gain or loss was recorded.

Restricted Stock Units

In June 2017, we issued restricted stock units (“RSUs”), under the 2014 Plan, to our executive officers covering a total of 1,175,000 shares of our common stock.  The shares subject to the RSUs vest based upon a vesting price equal to the volume weighted average trading price of our common stock over sixty-five consecutive trading days.  At issuance, each RSU’s shares vested (i) 10% if the vesting price equals or exceeds $5.00 per share, (ii) 30% if the vesting price equals or exceeds $10.00 per share and (iv) 60% if the vesting price equals or exceeds $15.00 per share.  The shares had a grant date fair value of $0.2 million which was being expensed ratably over a 3.5-year period beginning in July 2017.  In January 2018, 60% of the RSUs issued in June 2017 were cancelled.  The portion cancelled related to the $15.00 per share target vesting price.  In June 2018 and July 2018, RSUs covering 170,000 and 130,000  shares of common stock were cancelled upon forfeiture by a former executive officer.  As of September 30, 2018, RSUs covering a total of 170,000 shares remain outstanding and have a remaining value of less than $0.1 million, which is being expensed ratably over a 3.0-year period.  As of September 30, 2018, the RSU’s shares vest as to (i) 42,500 shares if the vesting price equals or exceeds $5.00 per share and (ii) 127,500 shares if the vesting price equals or exceeds $10.00 per share.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Subsequent Issuances.

On October 1, 2018, we issued RSUs, under the 2014 Plan, to our executive officers covering a total of 580,000 shares of our common stock.  The shares subject to the RSUs vest based upon a vesting price equal to the volume weighted average trading price of our common stock over sixty-five consecutive trading days.  The RSUs’ shares vest as to (i) 30,000 shares if the vesting price equals or exceeds $5.00 per share, (ii) 100,000 shares if the vesting price equals or exceeds $10.00 per share and (iv) 450,000 shares the later of October 1, 2019, and the date the vesting price equals or exceeds $15.00 per share.

On October 1, 2018, we issued options to employees for the purchase of up to 375,000 shares of common stock at an exercise price of $2.86 per share and a grant date fair value of $1.09 per share.  The options vest and become exercisable in four equal annual installments beginning in October 2019.

On October 1, 2018, we issued 11,217 shares of common stock to a director with a fair value at issuance of $2.82 per share.  The shares vest the earlier of June 19, 2019 or one day prior to our next annual meeting of shareholders.

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of cash and cash equivalents, accounts, notes and other receivables and accounts payable approximates their carrying value due to their shorter maturities.

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

We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:

●	Level 1 – inputs include quoted prices for identical instruments and are the most observable.
●	Level 2 – inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves.
●	Level 3 – inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability.

For instruments measured using Level 3 inputs, a reconciliation of the beginning and ending balances is disclosed.

The following tables summarize the changes in Level 3 items measured at fair value on a recurring basis (in thousands).

Total Level 3 Fair Value	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains	Issuance of New Instruments	Reclassify to (Deficit) Equity	Conversion to Common Stock	Fair Value, at End of Period
		(1)
Nine Months Ended September 30, 2017, derivative warrant liabilities	$(1,527)	$808	$(7,917)	$7,851	$16	$(769)

(1)	Included in change in fair value of derivative warrant liabilities in our consolidated statements of operations.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

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

In March 2018, we entered into a triple net lease for approximately 5,380 square feet of office space in The Woodlands, Texas.  We took possession of the space on May 31, 2018.  The initial term of the lease is 65 months and rent is abated for the first five months.  Minimum monthly base rents total $0.1 million per year during the initial term of the lease.  We recognize rent expense of $0.1 million per year for base rent, plus additional amounts for operating expenses, real estate taxes and other items.  We may extend the term of the lease for an additional five-year period at a fair market base rent, as defined in the agreement.

Litigation Costs

From time to time we are involved in litigation incidental to the conduct of our business.  These matters may relate to employment and labor claims, patent and intellectual property claims, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations.  When applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.  While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations.  Defense costs are expensed as incurred and are included in selling, general, and administrative expense..

NOTE 11. RELATED PARTY TRANSACTIONS

Entities beneficially owned by Baruch Halpern, a director, invested in our subordinated notes and related warrants prior to 2016.  Throughout the first six months of 2017, Mr. Halpern beneficially held approximately 43% of our outstanding subordinated debt which was repaid in full in July 2017 from the proceeds of the sale of HN.  The warrants remain outstanding.  See Note 8 for information related to the modification of the subordinated notes, repricing of related warrants and the issuance of warrants to subordinated note holders in February 2017.  In three and nine months ended September 30, 2017, we expensed $0.1 million and $0.2 million of interest respectively, on the subordinated notes.

NOTE 12. INCOME TAXES

Our tax expense for the three months and nine months ended September 30, 2018, differs from the tax expense computed by applying the U.S. statutory tax rate to net loss from continuing operations before income taxes as no tax benefits were recorded for tax losses generated in the U.S.  As of September 30, 2018, we had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards.  We provided a full valuation allowance against our deferred tax assets as future realization of such assets is not more likely than not to occur.

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

Under Section 382 of the Internal Revenue Code (“IRC”), and based on our analysis, we believe that we experienced ownership changes (generally defined as a greater than 50 percent change (by value) in our equity ownership over a three-year period) on various dates and that our ability to use our pre-ownership change net operating losses (“NOLs”) and other pre-change tax attributes against our post-change income is limited.  The Section 382 limitation is applied annually so as to limit the use of our pre-change NOLs to an amount that generally equals the value of our stock immediately before the ownership change multiplied by a designated federal long-term tax-exempt rate.  Due to applicable limitations under IRC Section 382, a portion of these NOLs are limited and will expire unused. We believe that the total available and utilizable NOL carry forward at December 31, 2017, is approximately $25.3 million.  We project these NOLs will become available for use prior to expiration assuming sufficient taxable income and no subsequent ownership changes.  These NOLs will begin to expire in 2018.  Our ability to utilize the NOLs or realize any benefits related to the NOLs is subject to a number of risks.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the United States enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the Tax Act or “TCJA”).

On December 22, 2017, the SEC issued guidance to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA.  We have substantially completed our accounting for the tax effects of the enactment of the Tax Act.  Our deferred tax assets and liabilities were remeasured for a change in the federal tax rate from 34 percent to 21 percent, immediate expensing of qualifying property, and effects of TCJA on state taxes.  We will obtain, prepare and continue to analyze our tax information during the measurement period, up to and including the period in which we file our 2017 consolidated federal income tax return.  We may further adjust recorded amounts during the measurement period should future guidance, additional information and interpretations with the respect to the TCJA come to our attention.  We made no such adjustments during the nine months ended September 30, 2018.

The Tax Act also contains several base broadening provisions that became effective on January 1, 2018, that we do not expect to have a material impact on our consolidated financial statements.

NOTE 13. SUBSEQUENT EVENTS

On November 5, 2018, we exercised our purchase option with Golden Ridge Rice Mills and entered into a definitive agreement for an estimated purchase price of $3.5 million, consisting of cash, RBT stock, and payment of certain liabilities to purchase substantially all assets, certain liabilities and operations of its milling facility in Wynne, AR.  We expect to complete the closing of this transaction in the next 30 days.  Total consideration for the Golden Ridge transaction is expected to be approximately between $7.0 million to $8.0 million.  We expect this mill to be an important component of our SRB supply in the Arkansas region while providing us with a platform to develop new products derived from SRB to expand our growth opportunities.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2018	2017	%	2018	2017	%
	(in thousands)			(in thousands)
Revenues	$3,463	$3,445	0.5	$10,213	$10,206	0.1
Cost of goods sold	2,709	2,305	(17.5)	7,842	7,081	(10.7)
Gross profit	754	1,140	(33.9)	2,371	3,125	(24.1)
Gross profit %	21.8%	33.1%		23.2%	30.6%

Selling, general and administrative expenses	2,419	2,495	3.0	8,102	7,428	(9.1)
Loss from operations	(1,665)	(1,355)	(22.9)	(5,731)	(4,303)	(33.2)
Other income (expense):
Interest expense	(2)	(86)		(5)	(1,616)
Change in fair value of derivative warrant liabilities	-	(313)		-	808
Loss on extinguishment of debt	-	(6,610)		-	(8,290)
Other, net	40	44		36	(19)
Other income (expense), net	38	(6,965)		31	(9,117)
Loss before income taxes	$(1,627)	$(8,320)		$(5,700)	$(13,420)

Results of Operations – Three Months Ended September 30, 2018

Revenues were relatively flat in the three months ended September 30, 2018, compared to the same period in the prior year.  Animal feed product revenues increased 3.0% year over year, while food product revenues decreased 2.0% year over year.  Animal feed product revenues increased primarily due to increased buying from our existing customer base.

Gross profit percentage was 21.8% in the three months ended September 30, 2018, compared to 33.1% in the same period in the prior year.  The decline in gross profit was primarily attributable to approximately an 18% increase in raw bran prices and reduced plant utilization. The decrease in plant utilization was primarily due to the supply shortage our Mermentau plant experienced, which ultimately caused production to idle in the beginning of the third quarter of 2018.  Consequently, during the idling of the Mermentau plant, we shipped our animal feed orders from California, which resulted in higher shipping costs and higher costs for the purchase of raw rice bran and production in California, when compared to Louisiana.  We expect the supply agreement we entered into with a rice miller in July 2018 to reduce our future risk of supply shortages.

Selling, general and administrative (“SG&A”) expenses decreased by $0.1 million, or 3.0%, to $2.4 million in the three months ended September 30, 2018, compared to $2.5 million in the same period in the prior year.  Our payroll and employee benefits related to building our sales team and an increase in operations and quality assurance staff to meet SQF certification, resulted in an increase of $0.1 million in payroll related expenses in the three months ended September 30, 2018, compared to the same period in the prior year.  We also had an increase in warehouse expenses related to the SQF certification project along with an increase in rent for our distribution center of $0.2 million.  The increase in expenses were offset by a decrease in the corporate portion of SG&A.  Corporate related professional service expenses decreased $0.2 million and share-based compensation expense decreased $0.1 million in the three months ended September 30, 3018, compared to the same period in the prior year.

Other income increased to $0.1 million in the three months ended September 30, 2018, compared to $7.0 million of other expense in the same period in the prior year.  Interest expense decreased $0.1 million, as virtually all debt was paid in full in July 2017.  As of December 31, 2017, there were no derivative liabilities remaining compared to the $0.3 million expense in the three months ended September 30, 2017.  There was no loss on extinguishment of debt in the three months ended September 30, 2018, compared to the $6.6 million loss in the same period in the prior year.

Results of Operations – Nine Months Ended September 30, 2018

Revenues were relatively flat in the nine months ended September 30, 2018, compared to the same period in the prior year.  Animal feed product revenues increased 2%.  Animal nutrition revenue growth continues to be driven by the supply and cooperation agreement entered into with Kentucky Equine Research (“KER”) at the end of December 2015.  Food product revenues decreased 2% year over year, primarily due to reduced buying from our existing customer base.

Index
Gross profit percentage was 23.2% for the nine months ended September 30, 2018, compared to 30.6% in the same period in the prior year.  The decline in gross profit was primarily attributable to approximately a 25% increase in raw bran prices and processing fees, along with a reduction in plant utilization in the nine months ended September 30, 2018, compared to the same period in the prior year.  The decrease in plant utilization was primarily due to closures or production delays caused by the drum dryer capital expenditure project and plant improvements related to the SQF certification project at the Dillon plant.  Additionally, our Mermentau plant experienced a supply shortage which caused production to idle in the second quarter and the beginning of the third quarter of 2018.  Due to the supply shortage, we shipped our animal feed orders from California which resulted in higher shipping costs.  Consequently, during the idling of the Mermentau plant, we shipped our animal feed orders from California, which resulted in higher shipping costs and higher costs for the purchase of raw rice bran and production in California, when compared to Louisiana.  We expect the supply agreement we entered into with a rice miller in July 2018 to reduce our future risk of supply shortages.

SG&A expenses increased by $0.7 million, or 10.1%, to $8.1 million in the nine months ended September 30, 2018, compared to $7.4 million in the same period in the prior year.  An increase of $0.4 million is primarily related to building our sales team, and an increase in operations and quality assurance staff to meet SQF certification.  Additionally, bonus related accruals increased $0.1 million, outside services increased $0.1 million, warehouse expenses increased $0.1 million, and warehouse rent increased $0.1 million in the nine months ended September 30, 2018, compared to the same period in the prior year.  The corporate portion of SG&A related to travel related expenses increased $0.1 million, relocation expenses increased $0.1 million, and franchise taxes increased $0.2 million; while investor relations expenses decreased $0.2 million, and share-based compensation decreased $0.3 million in the nine months ended September 30, 2018, compared to the same period in the prior year.

Other income increased to $0.1 million in the nine months ended September 30, 2018, compared to $9.1 million of other expense in the same period in the prior year.  Interest expense decreased $1.6 million, as virtually all debt was paid in full in July 2017.  There was no loss on extinguishment of debt in the nine months ended September 30, 2018, compared to the $8.3 million loss in the same period in the prior year.

Liquidity and Capital Resources

Cash used in operating activities of continuing operations is presented below (in thousands).

	Nine Months Ended September 30
	2018	2017
Cash flow from operating activities of continuing operations:
Loss from continuing operations	$(5,700)	$(8,387)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	544	571
Stock and share-based compensation	617	904
Change in fair value of derivative warrant and conversion liabilities	-	(808)
Loss on extinguishment of debt	-	8,290
Interest accreted	-	1,000
Deferred taxes	-	(5,033)
Other	135	55
Changes in operating assets and liabilities:
Accounts receivable	(236)	(290)
Inventories	42	213
Accounts payable and accrued expenses	(56)	(1,310)
Other	(17)	465
Net cash used in operating activities of continuing operations	$(4,671)	$(4,330)

As of September 30, 2018, our cash and cash equivalents balance was $10.3 million and our restricted cash balance was $0.2 million, compared to a cash equivalents balance of $6.2 million and a restricted cash balance of $0.8 million as of December 31, 2017.  We used $4.7 million in operating cash in the nine months ended September 30, 2018, compared to $4.3 million of operating cash in the same period in the prior year.  We also funded $2.4 million of capital expenditures in the nine months ended September 30, 2018, compared to $0.6 million in the same period in the prior year.  These capital expenditures relate primarily to our specialty ingredients’ equipment in our Dillon plant and our SQF projects to certify our facilities.  Offsetting these uses of cash was $11.0 million of proceeds from warrant exercises in the nine months ended September 30, 2018.

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

Recent Accounting Pronouncements

See Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

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

We evaluated, with the participation of our Chief Executive Officer and President, and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and President, and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

In the three months ended September 30 2018, we issued the securities described below without registration under the Securities Act.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  All issuances below were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

In the three months ended September 30 2018, warrant holders exercised for cash, at $2.00 per share, warrants for the purchase of 2,660,000 shares of common stock (remaining term at December 31, 2017, of 3.6 years).

In the three months ended September 30 2018, warrant holders cashless exercised warrants for the purchase of 300,000 shares of common stock, at an exercise price of $1.60 per share (remaining term at December 31, 2017, of 2.4 years) and were issued 139,163 shares of common stock.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are attached hereto and filed herewith:

Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Here-with
10.1	2Warrant amendment agreement	8-K	001-36245	10.01	September 6, 2018
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS (1)	XBRL Instance Document					X
101.SCH (1)	XBRL Taxonomy Extension Schema Document					X
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF (1)	XBRL Taxonomy Extension Calculation Definition Linkbase Document					X
101.LAB (1)	XBRL Taxonomy Extension Calculation Label Linkbase Document					X
101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Linkbase Document					X

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

Dated: November 6, 2018

/s/ Brent Rystrom
Brent Rystrom
Chief Executive Officer and President

/s/ Dennis Dykes
Dennis Dykes
Chief Financial Officer