Form 10-K
period 2018-12-31
RiceBran Technologies
filed 2019-04-02
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

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

Registrant’s Telephone Number, Including Area Code: (281) 675-2421

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
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

As of June 30, 2018, the aggregate market value of our common stock held by non-affiliates was $36,839,005.

As of March 31, 2019, there were 33,023,658 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement for its annual meeting of shareholders, which Definitive Proxy Statement will be filed with the Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We manufacture and distribute SRB (for food and animal nutrition customers) and derivative products with an emphasis on utilization of our proprietary and patented food ingredients.  We process raw rice bran into various high quality, value-added constituents and finished products.  Over the past decade, we have developed and optimized our proprietary processes to support the production of healthy, natural, and non-genetically modified ingredients that are free of all major allergens for use in meats, baked goods, cereals, coatings, health foods, high-end animal nutrition, and animal health products.  Our target markets are food and animal nutrition manufacturers, wholesalers and retailers, both domestically and internationally.

We incorporated under the laws of the State of California in 2000.  From July 2003 until October 2012, our corporate name was “NutraCea.”  In October 2012, we changed our name to RiceBran Technologies.  As of December 31, 2018, our corporate headquarters is located in Texas.  Over the past several years, we have acquired and divested of certain investments:

•	2018 – Acquired Golden Ridge Rice Mills, LLC., a Wynne, Arkansas based company now operating as Golden Ridge Rice Mills, Inc. (Golden Ridge) which operates a rice mill in Wynne, Arkansas.
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

•	2014 – Acquired H&N Distribution Inc., an Irving, Texas based company which operated as Healthy Natural, Inc. (HN).
•
2008 – Through our subsidiary Nutra S.A. LLC (Nutra SA), we initially acquired 100% ownership of Irgovel.  In 2011, we sold a minority interest in Nutra SA to AF Bran Holdings-NL LLC and AF Bran Holding LLC.

We source SRB at four locations: two leased raw rice bran stabilization facilities located within supplier-owned rice mills in Arbuckle and West Sacramento, California, one company-owned rice bran stabilization facility in Mermentau, Louisiana and now our first company-owned rice mill, Golden Ridge, in Wynne, Arkansas, the largest rice producing state in the United States.  We produce our process-patented Stage II products at our Dillon, Montana facility, including: RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of SRB; RiFiber, a fiber rich derivative of SRB; RiBalance, a complete rice bran nutritional package derived from further processed SRB, and our ProRyza family of products including, protein- and protein/fiber-based products.  “Stage II” refers to the products produced using our patented process technology operated at our Dillon, Montana facility.  We operate proprietary processing equipment and process-patented technology for the stabilization and further processing of rice bran into finished products.

Index
Rice Mill

On November 28, 2018 we completed our acquisition of the assets and operations of the Golden Ridge Rice Mills, LLC’s rice milling and bran stabilization facility in Wynne, Arkansas.  Golden Ridge is a recently constructed rice milling facility that encompasses nearly 32 acres and specializes in #1 and #2 Grade U.S. premium long and medium white rice milled to United States Department of Agriculture (USDA) standards. Golden Ridge also produces brown rice, brewers rice, and brokens.  These are all synergistic ingredients for our target customers which should enable our sales team to deepen customer relationships in addition to leveraging Golden Ridge customers to our products.  Golden Ridge gives us a substantial presence in Arkansas, where more U.S. rice is produced and processed than any other rice-producing state, and provides a source of SRB that is closer to many of our customers in the Midwest and Eastern U.S., with active and attractive freight lanes.

The physical manufacturing nature of the process is very similar to our other locations.  All of our locations have similar standard operating procedures that are required of all food ingredient manufacturers to meet Good Manufacturing Practice (GMP) standards and Safe Quality Food (SQF) certifications.  Golden Ridge not only sells rice, but also sells rice bran, husk byproducts, and a mix of both used for animal nutrition.  Golden Ridge, like our existing businesses, is subject to the exact same regulatory rules that we already adhere to.  It also obtains the same plant certifications and associated audits as our other locations.  Strategically, the acquisition of Golden Ridge is an extension of our existing business model that provides considerable room for expansion to increase our SRB production capacity as well as to house additional product development capacity to further expand our portfolio.

Our Products

We believe our greatest market opportunities are in the food ingredient and animal nutrition markets.  Nutritionally balanced, minimally processed, clean-label food and animal feed ingredients are in high demand and we are strategically positioned to take advantage of this growing and sustainable market opportunity as discussed below in “Our Growth Strategy.”

Food Ingredients

Our SRB and derivative products are nutritional and beneficial food products that contain a unique combination of oil, protein, carbohydrates, vitamins, minerals, fibers, and antioxidants that enhance the nutritional value of popular consumer products.  Foods that are ideally suited for the addition of our SRB to their products include processed meats, cereals, snacks, beverages, baked goods, breading, and batters.

In 2008, we received USDA Food Safety and Inspection Service (FSIS) approval to market rice bran as an ingredient to be used as a filler in comminuted meat products, such as meat and poultry sausages that contain binders, nugget-shaped patties, meatballs, meatloaf and meat and poultry patties.  Our products replace ingredients like soy protein isolate, soy protein concentrate, modified food starch, pea protein and mustard flour at a significantly reduced cost.  With strong application benefits such as reduced cost per unit, increased product yield and reduced purge, we believe our SRB has a significant market opportunity in the comminuted meat market both inside and outside of the United States.

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

Historically, there have been a number of attempts to develop rice bran stabilization techniques, including the use of chemicals, microwave heating or variations of existing extrusion technology.  Many of these approaches have had limited success in part because they have produced rice bran with limited shelf life or with significant degradation of nutrients.

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

Index
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

1.
Building a stronger pipeline of sales and growth from existing and new customers: During much of 2018 we repositioned and strengthened our sales team to take advantage of customer types and geographic reach.  We continue to add expertise in companion animal, snacks and bakery, protein, and fiber areas to complement our existing selling strengths in equine and lifestyle markets.

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

Index
2.
Concurrently working to strengthen our bran supply, with a particular focus on expanding in the Delta region of the U.S.: We continue to meet with numerous participants in the U.S. rice milling industry to expand our footprint with additional bran supplies.  We are focused on building a stronger presence in the Delta region of the U.S. rice industry, particularly in Arkansas and Louisiana, which typically account for near 70% of the U.S. rice harvest (nearly 50% in Arkansas alone).  As such, we acquired Golden Ridge in Wynne, Arkansas in November 2018.  We believe that Golden Ridge’s operations will add meaningful sales and EBITDA in 2019 with significant room for expansion of SRB production.  We expect this mill to be an important component of our SRB supply in the Arkansas region.  Building a stronger presence in the Delta will also provide us with logistical benefits to serve our customers located east of the Rocky Mountains.  We intend to invest in strategic initiatives, including a significant expansion of the production capacity and construction of a world-class bran room capable of producing new, innovative, and technology-driven SRB products at Golden Ridge.  We also remain committed to building a strong presence in California, which typically accounts for over 20% of the U.S. rice harvest.

3.
Driving operational efficiencies and cost and expense reductions: We are focused on improving our operational efficiencies while driving cost and expense reductions.  Accounting cost absorption has been an historical issue for us, and we hope to improve absorption by driving greater volumes through our existing facilities, which should reduce our costs per unit of production.  We have made considerable efforts to lower costs and expenses as well in areas related to headcount, salaries and wages, travel and entertainment, and shop supply purchases.

4.
Consolidation of our operating footprint: We are focused on building our market presence in the Delta (Arkansas and Louisiana) in addition to our traditional focus in the Sacramento Valley region of California.  We recently occupied a 59,800 square foot distribution, processing, and office facility in West Sacramento, CA.  This facility provides us with a food grade building that will help us better meet our customer needs.  We transitioned to a new corporate office in The Woodlands, Texas, during the second quarter of 2018.  The Woodlands is located near Houston-Bush Intercontinental Airport, one of the most active airports in the U.S., and is a suburb of Houston, one of the fastest growing SMAs in the U.S.  The Woodlands is about a 2 to 3-hour drive from our existing facilities in Mermentau and Lake Charles, Louisiana, and provides us flights of 75 minutes or less to reach most of the key rice milling areas of the Delta states.  The large corporate population – the Houston SMA is habited by 54 Fortune 1000 companies – provides us a large pool of possible employees versed in public company needs.  In addition, both regions allow us to partner with an established scientific and university community at and around institutions like University of California-Davis and Texas A&M.

5.
New product development: We are focused on extending our proprietary product and process technologies, finding new products and processes, and working to define new niches for existing products.  We believe the acquisition of Golden Ridge will provide us with a platform to develop new products derived from SRB to expand growth opportunities.

Our Customers

We use internal sales staff, outside independent sales representatives and third-party distributors to market our portfolio of products to customers domestically and internationally.  In 2018 and 2017, three customers accounted for 35% and 39% of our revenues, respectively.  We continue to focus efforts on diversification of our customer base in an attempt to mitigate the concentration of customers.

Our Strategic Alliances

In February 2016, we entered into an exclusive supply and cooperation agreement with a Thailand-based entity (Youji) granting us the exclusive worldwide, supply and distribution rights, with certain exclusions, for their organic rice bran.  In addition, as part of the agreement, we have agreed to lease two of our proprietary stabilization extruders to Youji for stabilization purposes at one of their rice mills.

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

Index
In both our United States and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints.  Such laws, regulations and other constraints exist at the federal, state and local levels in the United States, and at all levels of government in foreign jurisdictions, including regulations pertaining to the formulation, manufacturing, packaging, labeling, distribution, sale and storage of our products.  In addition, we are subject to regulations regarding product claims and advertising.

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by one or more federal agencies, primarily the Food & Drug Administration (FDA), the Federal Trade Commission (FTC) and the USDA.  Our activities are also regulated by various governmental agencies for the states and localities in which our products are manufactured and sold, as well as by governmental agencies in certain countries outside the United States, in which our products are manufactured and sold.  Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product’s ability to provide health-related benefits.  Specifically, the FDA, under the Federal Food, Drug and Cosmetic Act (FDCA), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of food and food ingredients.  The FTC regulates the advertising of these products.

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

The FDA Food Safety Modernization Act (FSMA), enacted January 4, 2011, amended the FDCA to significantly enhance the FDA’s authority over various aspects of food regulation.  The FSMA granted the FDA mandatory recall authority when the FDA determines there is a reasonable probability that a food is adulterated or misbranded and that the use of, or exposure to, the food will cause serious adverse health consequences or death to humans or animals.  One of the more significant changes under FSMA is the requirement of hazard analysis and risk-based preventive controls (HARPC) for all human and animal food processing facilities.  We are committed to FSMA compliance and completed our SQF certification for each of our facilities.

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

Index
Our Employees

As of December 31, 2018, we had 102 employees.  From year to year we experience normal variable labor fluctuation at our production facilities.  We believe relations with our employees are good.  None of our employees are covered by collective bargaining agreements.

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

Our net cash used in operating activities of continuing operations was $5.2 million in 2018 and $5.0 million in 2017.  We may not be able to achieve revenue growth, profitability or positive cash flow, on either a quarterly or annual basis, and that profitability, if achieved, may not be sustained.  If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives such as pursuing dissolution and liquidation, seeking to merge with another company, selling all or substantially all of our assets or raising additional capital through equity or debt financings.

We have generated significant losses since our inception in 2000, and losses in the future could cause the trading price of our stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flows.

Since we began operations in February 2000, we have incurred an accumulated deficit in excess of $273 million.  We may not be able to achieve or maintain profitable operations if achieved.  If our losses continue, our liquidity may continue to be severely impaired, our stock price may fall and our shareholders may lose all or a significant portion of their investment.  If we are not able to attain profitability in the near future our financial condition could deteriorate further which could have a material adverse impact on our business and prospects and result in a significant or complete loss of shareholder investment.  Further, we may be unable to pay our debt obligations as they become due, which include obligations to secured creditors.

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

We have identified material weaknesses in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, investors could lose confidence in our consolidated financial statements and our Company, which could have a material adverse effect on our business and our stock price.

In the course of preparing the financial statements for the fiscal year ended December 31, 2018, our management determined that we have material weaknesses in our internal control over financial reporting, which relate to our accounting for significant and complex acquisitions and equity transactions. We have concluded that these material weaknesses in our internal control over financial reporting is primarily due to our recent relocation from Arizona to Texas which reduced our accounting personnel that have the appropriate level of experience and technical expertise to oversee the accounting and financial reporting requirements related to significant and complex acquisitions and equity transactions. As a result of these material weaknesses, we have initiated and will continue to implement remediation measures including, but not limited to: hiring additional accounting staff or engaging a third party  to (i) assist us in complying with the accounting and financial reporting requirements related to significant and complex acquisitions and equity transactions; and (ii) assist us with formalizing our business processes, accounting policies and internal control documentation, strengthening supervisory reviews by our management, and evaluating the effectiveness of our internal controls in accordance with the framework established by Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. If we fail to fully remediate these material weaknesses or fail to maintain effective internal controls in the future, it could result in a material misstatement of our consolidated financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial information or cause the trading price of our common stock to decline.

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

As part of our strategy, we may review opportunities to buy other businesses or technologies, such as the acquisition of Golden Ridge that was completed in 2018, that would complement our current products, expand the breadth of our markets or enhance technical capabilities, or that may otherwise offer growth opportunities.  Such acquisitions involve numerous risks, including, but not limited to:

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

In 2018, three customers accounted for 35% of revenues and the top ten customers accounted for 60% of revenues from continuing operations.  As of December 31, 2018, the customers with the highest ten balances accounted for 69% of accounts receivable.

Index
We are dependent upon the continued growth, viability and financial stability of our customers.  We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenues.  Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our revenues.  This results in a concentration of credit risk with respect to our outstanding accounts receivable.  We consider the financial strength of our customers, the remoteness of the possible risk that a default event will occur, the potential benefits to our future growth and development, possible actions to reduce the likelihood of a default event and the benefits from the transaction before entering into a large credit limit with a customer.  Although we analyze these factors, the ultimate collection of the obligation from the customer may not occur.  Although we continue to expand our customer base in an attempt to mitigate the concentration of credit risk, the writing off of an accounts receivable balance could have an adverse effect on our results of operations.  Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents and trade receivables.  Historically, we have not experienced any loss of our cash and cash equivalents, but we have experienced losses to our trade receivables.  A significant reduction in sales to any of our significant customers could have a material adverse effect on our results of operations.

We may encounter difficulties in maintaining relationships with distributors and customers while enforcing our credit policies.

We define credit risk as the risk of loss from obligors or counterparty default.  Our credit risks arise from both distributors and consumers.  Many of these risks and uncertainties are beyond our control.  Our ability to forecast future trends and spot shifts in consumer patterns or behavior even before they occur are vital for success in today’s economy.  In managing risk, our objective is to protect our profitability, but also to protect, to the extent we can, our ongoing relationships with our distributors and customers.  However, as part of our credit risk policies, we occasionally must, among other things, cancel, reduce credit limits and place cash-only requirements for certain questionable accounts.  These credit risk policies may negatively impact our relationships with our distributors and customers, which could adversely affect our results of operations.

We rely upon a limited number of product offerings.

The majority of the products that we have sold through December 31, 2018, have been based on SRB.  Since the acquisition of Golden Ridge, we have also incorporated the sale of rice to our products sold towards the end of 2018. A decline in the market demand for our SRB or the products of other companies utilizing our SRB products would have a significant adverse impact on us.

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

Many of our current products depend on our proprietary technology using raw rice bran, which is a by-product from milling paddy rice to white rice.  Our ability to manufacture SRB is currently limited to the production capability of our equipment located at our two suppliers’ rice mills in California, our own plant located adjacent to our supplier in Mermentau, Louisiana and our rice mill in Wynne, Arkansas.  At these facilities and our value-added product plants in Dillon, Montana, we currently are capable of producing enough finished products to meet current demand.  If demand for our products were to increase dramatically in the future, we would need additional production capacity, which may take time and may expose us to additional long-term operating costs.

We may not be able to continue to secure adequate sources of raw rice bran to meet our future demand.  Since rice bran has a limited shelf life, the supply of rice bran is affected by the amount of rice planted and harvested each year.

Adverse economic or weather conditions may impact our supply of raw rice bran.

If economic or weather conditions, for example drought conditions in California or flooding in Arkansas and Louisiana, adversely affect the amount of rice planted or harvested, the cost of rice bran products that we use may increase.  We are not always able to immediately pass cost increases to our customers and any increase in the cost of SRB products could have an adverse effect on our results of operations.

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

On December 22, 2017, the United States enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the Tax Cuts and Jobs Act or TCJA).   The Tax Act reduces the U.S. federal corporate tax rate to a maximum of 21 percent.  The application of this rate reduction to the ending deferred tax assets and deferred tax liabilities impacted our expense for income taxes by $7.1 million which was fully offset by a corresponding change to our valuation allowance in 2017.  We have completed the analysis of the Tax Act subject to Staff Accounting Bulletin No. 118 (SAB 118) and finalized the measurement of our tax balances in 2018.  The Tax Act contains several base broadening provisions that became effective on January 1, 2018, that we do not expect to have a material impact on current year or future earnings.

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

In order to comply with laws, regulations and standards relating to corporate governance and public disclosure, including  the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control - Integrated Framework (the 2013 COSO Framework), and other regulations issued by the SEC, such as Dodd-Frank, we may need to invest substantial resources to comply with these evolving standards, and this investment would result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Our officers and directors have limited liability and have indemnification rights.

Our articles of incorporation and bylaws provide that we may indemnify our officers and directors against losses sustained or liabilities incurred which arise from any transaction in that officer’s or director’s respective managerial capacity, unless that officer or director violates a duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or derived an improper benefit from the transaction.

Risks Relating to Our Stock

Our stock price is volatile.

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future.  The market price of the common stock may continue to fluctuate in response to a number of factors, including:

•	fluctuations in our quarterly or annual operating results;
•	fluctuations in the cost of raw rice bran;
•	developments in our relationships with customers and suppliers;
•	our ability to obtain financing;
•	announcements of new products or product enhancements by us or our competitors;
•	announcements of technological innovations or new systems or enhancements used by us or our competitors;
•	the loss of services of one or more of our executive officers or other key employees;
•	developments in our or our competitors’ intellectual property rights;

Index
•	adverse effects to our operating results due to the impairment of goodwill;
•	failure to meet the expectation of securities analysts’ or the public;
•	general economic and market conditions;
•	our ability to expand our operations, domestically and internationally;
•	the amount and timing of expenditures related to any expansion;
•	litigation involving us, our industry or both;
•	actual or anticipated changes in expectations by investors or analysts regarding our performance; and
•	price and volume fluctuations in the overall stock market from time to time.

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

As of March 31, 2019, 33,023,658 shares of common stock were outstanding (including 1,044,709 shares of nonvested stock), 10,767,255 shares of common stock were issuable upon exercise of our outstanding stock options and warrants, 213,524 shares of common stock were issuable upon conversion of preferred stock and 1,215,000 shares of common stock issuable upon vesting of restricted stock units.  The possibility that substantial amounts of our common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.  The issuance of the additional shares upon an increase in our authorized shares of common stock would significantly increase the amount of our common stock outstanding and the amount of the equity overhang.

The authorization and issuance of preferred stock may have an adverse effect on the rights of holders of our common stock.

Our Board, without further action or vote by holders of our common stock, has the right to establish the terms, preference, rights and restrictions and issue shares of preferred stock.  Any series of preferred stock could be issued with terms, rights, preferences and restrictions that could adversely affect the rights of holders of our common stock and thereby reduce the value of our common stock.  The designation and issuance of preferred stock favorable to current management or shareholders could make it more difficult to gain control of our board of directors or remove our current management and may be used to defeat hostile bids for control which might provide shareholders with premiums for their shares.  We have designated and issued five series of preferred stock that no longer remain outstanding.  In addition, in February 2017, we designated a seventh series of preferred stock, Series G.  As of March 31, 2019, 225 shares of Series G preferred stock remain outstanding.  We may issue additional series of preferred stock in the future.

If we fail to comply with the continuing listing standards of The NASDAQ Capital Market, our securities could be delisted.

Our common stock is listed on the NASDAQ Capital Market under the symbol “RIBT”.  For our common stock to continue to be listed on the NASDAQ Capital Market, we must meet the current NASDAQ Capital Market continued listing requirements, including maintaining a minimum of $2.5 million in shareholders’ equity and maintaining a minimum common stock bid price of $1.00.  If we were unable to meet these requirements, including, but not limited to, requirements to obtain shareholder approval of a transaction other than a public offering involving the sale or issuance equal to 20% or more of our common stock at a price that is less than the market value of our common stock, our common stock could be delisted from the NASDAQ Capital Market.  If our securities were to be delisted from the NASDAQ Capital Market, our securities could continue to trade on the over-the-counter bulletin board following any delisting from the NASDAQ Capital Market, or on the Pink Sheets, as the case may be.  Any such delisting of our securities could have an adverse effect on the market price of, and the efficiency of the trading market for our securities, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any.  Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets.

There can be no assurance that we will continue to meet these continued listing requirements or other Nasdaq compliance standards in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Index
ITEM 2. PROPERTIES

We maintain various facilities that are used for manufacturing, warehousing, research and development, distribution and administrative functions.  These facilities consist of both owned and leased properties.  The following table summarizes the properties used to conduct our operations as of March 31, 2019:

Location	Status	Primary Use

West Sacramento, California	Leased	Warehousing

Mermentau, Louisiana	Owned	Manufacturing

Lake Charles, Louisiana	Building – owned	Warehouse
Land – leased

Dillon, Montana	Owned	Manufacturing

The Woodlands, Texas	Leased	Administrative, corporate office

Wynne, Arkansas	Owned	Manufacturing

Our corporate headquarter is located in The Woodlands, Texas, where we lease approximately 5,380 square feet of administrative office space.

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

Holders

As of March 31, 2018, there were approximately 285 holders of record and 7,190 beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock.  We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2018, we issued the securities described below without registration under the Securities Act.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  All issuances below were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

On November 30, 2018, we issued 106,762 shares of common stock upon the exercise of a warrant for $102,492.

During the quarter ended December 31, 2018, we issued 213,523 shares of common stock upon the conversion of 225 shares of Series G convertible preferred stock.  These issuances were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

Share Repurchases

We did not repurchase any of our common stock in 2018.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

Index
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Note 4 of our Notes to Consolidated Financial Statements for a discussion of divestitures and discontinued operations.

Results of Operations

	Years Ended December 31		Change
	2018	2017	%
	(in thousands)
Revenues	$14,762	$13,355	10.5
Cost of goods sold	11,780	9,564	(23.2)
Gross profit	2,982	3,791	(21.3)
Gross profit %	20.2%	28.4%

Selling, general and administrative expenses	11,194	9,888	(13.2)
Loss from operations	(8,212)	(6,097)	(34.7)
Other income (expense):
Interest expense	(12)	(1,623)
Change in fair value of derivative warrant liabilities	-	670
Loss on extinguishment of debt	-	(8,290)
Other, net	168	125
Total other (expense) income	156	(9,118)
Loss before income taxes	$(8,056)	$(15,215)

Revenues increased $1.4 million, or 10.5%, in 2018 compared to the prior year.  Animal feed product revenues increased 5.7%.  Animal feed product growth was primarily due to increased buying from our existing customer base driven by the cooperation agreement entered into with Kentucky Equine Research (KER) at the end of December 2015.  Food product revenues increased 14.3% year over year, primarily due the addition of a new customer and increase in demands from existing customers along with the acquisition of Golden Ridge.

Gross profit percentage decreased 8.2 percentage points to 20.2% in 2018 from 28.4% in the prior year.  The decrease in gross profit was primarily attributable to an approximately 16% increase in raw bran prices, product mix and reduced plant utilization during 2018 compared to 2017.  The decrease in plant utilization was primarily due to closures or production delays caused by the drum dryer capital expenditure project and plant improvements related to the SQF certification project at the Dillon plant.  Additionally, our Mermentau plant experienced a supply shortage which caused production to idle in the second quarter of 2018.  Due to the supply shortage, we shipped our animal feed orders from California which resulted in higher production and freight costs.  We anticipate our ability to control the production schedule and quality of milled rice at Golden Ridge will reduce our risk of experiencing supply shortages in 2019.

Selling, general and administrative (SG&A) expenses were $11.2 million in 2018, compared to $9.9 million in 2017, an increase of $1.3 million, or 13.2%.  Salary, wages and benefit related expenses increased $0.7 million in 2018, compared to the prior year.  The increase was primarily due to the increase in headcount related to building out our sales team and an increase in headcount related to operations and quality assurance staff to meet SQF certification.  Outside services increased $0.2 million in 2018, compared to the prior year, primarily related to Golden Ridge along with our GRAS (generally recognized as safe) project.  Rent expense increased $0.1 million in 2018, compared to the prior year. The increase is related to the full year rent expense for our distribution center in Northern California.   Other increases in expenses of $0.4 million related to travel expenses of $0.1 million, increase in warehouse expenses related to SQF certification of $0.1 million and an increase in general administrative expenses and related to the acquisition of Golden Ridge.

Corporate portion of the SG&A expenses were relatively flat in 2018, compared to the prior year.  In connection with the Golden Ridge acquisition, we incurred approximately $0.1 million in non-capitalized acquisition-related costs, primarily driven by professional fees.

Other income (expense) was $0.2 million for 2018 compared to $9.1 million of other expense for 2017.  The $9.3 million decrease in expense is primarily related to an $8.3 million loss on extinguishment comprised of (i) a $6.6 million loss related to accreting the senior debentures and subordinated notes to face value when the notes were fully paid off in July 2017 from the HN divestiture proceeds and (ii) a $1.7 million loss on extinguishment of debt related to the extinguishment which occurred upon replacement of subordinated notes in February 2017.  In addition, Golden Ridge was able to recover approximately $0.1 million in other income related to a previously uncollectible debt.  Interest expense decreased $1.6 million from 2017.

Index
Liquidity, Going Concern and Capital Resources

See Note 1 of our Notes to Consolidated Financial Statements for a discussion of liquidity.

Cash Flows

Cash used in operating activities of continuing operations is presented below (in thousands).

	Years Ended December 31
	2018	2017
Cash flow from operating activities of continuing operations:
Loss from continuing operations	$(8,101)	$(10,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	773	757
Stock and share-based compensation	886	1,073
Change in fair value of derivative warrant and conversion liabilities	-	(670)
Loss on extinguishment of debt	-	8,290
Interest accreted	-	1,000
Deferred taxes	-	(5,046)
Other	(14)	32
Changes in operating assets and liabilities:
Accounts receivable	331	(179)
Inventories	(138)	279
Accounts payable and accrued expenses	1,111	(679)
Other	(89)	303
Net cash used in operating activities of continuing operations	$(5,241)	$(5,025)

We used $5.2 million in operating cash during 2018, compared to $5.0 million of operating cash in 2017.  We also funded $3.3 million of capital expenditures in 2018, compared to $0.9 million in in the prior year. These capital expenditures relate primarily to our specialty ingredients’ equipment in our Dillon plant and our SQF projects to certify our facilities.  Offsetting these uses of cash was $11.1 million of proceeds from warrant exercises.

As of December 31, 2018, our cash and cash equivalents balance was $7.0 million and our restricted cash balance was $0.2 million (see Note 1), compared to $6.2 million and $0.8 million of restricted cash as of December 31, 2017.

In March 2019, we completed a private placement of 3,046,668 shares of common stock and a pre-funded warrant exercisable into 1,003,344 shares of common stock for aggregate gross proceeds of approximately $12.1 million, discussed further in Note 9.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.  These estimates and assumptions are affected by the application of our accounting policies.  Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements. Critical accounting estimates are those that require application of management's most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.  While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.  The following is a description of what we consider to be our most significant critical accounting policies.

Inventories - Inventories are stated at the lower of cost or net realizable value, with cost determined by the first-in, first-out method.  We employed a full absorption procedure using standard cost techniques for the majority of our operations in 2018 and 2017.  The standards are customarily reviewed and adjusted so that they are materially consistent with actual purchase and production costs.  Provisions for potentially obsolete or slow-moving inventory are made based upon our analysis of inventory levels, historical obsolescence and future sales forecasts, while inventory determined to be obsolete is written off immediately.

Index
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

Revenue Recognition – We account for a contract with a customer when the written contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection.  Substantially all of our revenue is derived by fulfilling customer orders for the purchase of our products under contracts which contain a single performance obligation, to supply continually defined quantities of product at fixed prices.  We account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service.  We recognize revenue at the point in time that control of the ordered product(s) is transferred to the customer, which is upon delivery to the customer, or its designee at our location, a customer location or other customer-designated delivery point.  For substantially all of our contracts, control of the ordered product(s) transfers at our location.  Amounts invoiced to customers for shipping and handling are reported as revenues and the related costs incurred to deliver product to the customer are reported as cost of goods sold.

Amounts billed and due from our customers are classified as accounts receivables on our consolidated balance sheets and require payment on a short-term basis.  Invoices are generally issued at the point control transfers and substantially all of our invoices due within 30 days or less.  Periodically, we require payment prior to the point in time we recognize revenue.  Amounts received from customers prior to revenue recognition on a contract are contract liabilities, are classified as unearned revenue on our consolidated balance sheets and are typically applied to an invoice within 30 days of receipt.  Revenues recognized in 2018 include less than $0.1 million in unearned revenue as of January 1, 2018.

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders.  Incidental items that are immaterial in the context of the contract are recognized as expense.  Our contracts do not include a significant financing component.  Our contracts may include terms that could cause variability in the transaction price, including, for example, rebates and volume discounts, or other forms of contingent revenue.  The amount of consideration we expect to receive and revenue we recognize includes estimates of variable consideration, including costs for rebates and discounts.  If the consideration promised in a contract includes a variable amount, we estimate the amount to which we expect to be entitled using either the expected value or most likely amount method.  As of December 31, 2018, we have $0.1 million of contract liabilities recorded.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of RiceBran Technologies:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of RiceBran Technologies and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2018.

Houston, Texas
April 1, 2019

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of RiceBran Technologies:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of RiceBran Technologies (the “Company”) as of December 31, 2017, the related consolidated statements of operations, comprehensive loss, changes in equity (deficit) and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor from 2014 to 2018.

New York, NY
March 15, 2018

Index
RiceBran Technologies
Consolidated Balance Sheets
December 31, 2018 and 2017
(in thousands, except share amounts)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$7,044	$6,203
Restricted cash	225	775
Accounts receivable, net of allowance for doubtful accounts of $14 and $8	2,529	1,273
Purchase price working capital receivable	1,147	-
Inventories
Finished goods	856	564
Packaging	102	114
Deposits and other current assets	610	519
Total current assets	12,513	9,448
Property and equipment, net	15,010	7,850
Goodwill	3,178	-
Other long-term assets, net	16	63
Total assets	$30,717	$17,361

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,583	$765
Commodities payable	2,735	-
Accrued salary, wages and benefits	933	773
Accrued expenses	520	741
Unearned revenue	145	75
Escrow liability	259	258
Note payable to seller of Golden Ridge	609	-
Long term debt, current portion	77	4
Total current liabilities	6,861	2,616
Long term debt, less current portion	145	12
Total liabilities	7,006	2,628
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, 20,000,000 shares authorized:
Series G, convertible, 3,000 shares authorized, 405 and 630 shares issued and outstanding in 2018 and 2017, respectively	201	313
Common stock, no par value, 50,000,000 shares authorized, 29,098,207 and 18,046,731shares issued and outstanding	296,739	279,548
Accumulated deficit	(273,229)	(265,128)
Total shareholders’ equity	23,711	14,733
Total liabilities and shareholders’ equity	$30,717	$17,361

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Operations
Years Ended December 31, 2018 and 2017
(in thousands, except share and per share amounts)

	2018	2017

Revenues	$14,762	$13,355
Cost of goods sold	11,780	9,564
Gross profit	2,982	3,791
Selling, general and administrative expenses	11,194	9,888
Loss from continuing operations before other income (expense)	(8,212)	(6,097)
Other income (expense):
Interest expense	(12)	(1,623)
Change in fair value of derivative warrant liabilities	-	670
Loss on extinguishment of debt	-	(8,290)
Other income	193	307
Other expense	(25)	(182)
Total other income (expense)	156	(9,118)
Loss from continuing operations before income taxes	(8,056)	(15,215)
Income tax (expense) benefit	(45)	5,030
Loss from continuing operations	(8,101)	(10,185)
Income from discontinued operations, net of tax	-	3,983
Net loss	(8,101)	(6,202)
Less - Net loss attributable to noncontrolling interest in discontinued operations	-	(1,671)
Net loss attributable to RiceBran Technologies shareholders	(8,101)	(4,531)
Less - Dividends on preferred stock, beneficial conversion feature	-	778
Net loss attributable to RiceBran Technologies common shareholders	$(8,101)	$(5,309)

Basic earnings (loss) per common share:
Continuing operations	$(0.37)	$(0.92)
Discontinued operations	-	0.47
Basic loss per common share - RiceBran Technologies	$(0.37)	$(0.45)

Diluted earnings (loss) per common share:
Continuing operations	$(0.37)	$(0.92)
Discontinued operations	-	0.47
Diluted loss per common share - RiceBran Technologies	$(0.37)	$(0.45)

Weighted average number of shares outstanding:
Basic	22,099,149	11,923,923
Diluted	22,099,149	11,923,923

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Comprehensive Loss
Years ended December 31, 2018 and 2017
(in thousands)

	2018	2017

Net loss	$(8,101)	$(6,202)

Other comprehensive income - foreign currency translation, net of tax	-	184

Comprehensive loss, net of tax	(8,101)	(6,018)

Less - Comprehensive loss attributable to noncontrolling interest, net of tax	-	(1,614)

Total comprehensive loss attributable to RiceBran Technologies shareholders	$(8,101)	$(4,404)

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2018 and 2017
(in thousands, except share amounts)

	Shares						Accumulated Deficit Attributable to Noncontrolling Interest in	Accumulated Other Comp-
	Preferred			Preferred	Common	Accumulated	Discontinued	rehensive	Equity
	Series F	Series G	Common	Stock	Stock	Deficit	Operations	Loss
Balance, January 1, 2017	-	-	10,790,351	$-	$264,232	$(259,819)	$(699)	$(4,346)	$(632)
Common stock awards under equity incentive plans	-	-	642,839	-	947	-	-	-	947
Dividend on preferred stock - beneficial conversion feature	-	-	-	-	778	(778)	-	-	-
Modification of senior debenture holder warrants	-	-	-	-	582	-	-	-	582
Modification of subordinated note holder warrants	-	-	-	-	117	-	-	-	117
Reclassification of preferred stock to equity from temporary equity	3,000	2,000	-	1,545	-	-	-	-	1,545
Change in classification of warrants to equity from liability	-	-	-	-	7,980	-	-	-	7,980
Conversion of preferred stock into common stock	(3,000)	(1,370)	3,300,118	(1,232)	1,232	-	-	-	-
Proceeds from sale of common stock, net of costs	-	-	2,654,732	-	2,730	-	-	-	2,730
Exercise of warrants	-	-	614,610	-	848	-	-	-	848
Other	-	-	44,081	-	102	-	-	-	102
Proceeds from sale of membership interests	-	-	-	-	-	-	650	-	650
Foreign currency translation	-	-	-	-	-	-	56	128	184
Nutra SA divestiture	-	-	-	-	-	-	1,664	4,218	5,882
Net loss	-	-	-	-	-	(4,531)	(1,671)	-	(6,202)
Balance, December 31, 2017	-	630	18,046,731	313	279,548	(265,128)	-	-	14,733
Common stock awards under equity incentive plans	-	-	270,541	-	710	-	-	-	710
Exercise of options	-	-	32,500	-	28	-	-	-	28
Conversion of preferred stock into common stock	-	(225)	213,523	(112)	112	-	-	-	-
Exercise of warrants	-	-	8,826,230	-	11,106	-	-	-	11,106
Acquisition of Golden Ridge	-	-	1,666,667	-	5,000	-	-	-	5,000
Other	-	-	42,015	-	235	-	-	-	235
Net loss	-	-	-	-	-	(8,101)	-	-	(8,101)
Balance, December 31, 2018	-	405	29,098,207	$201	$296,739	$(273,229)	$-	$-	$23,711

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Cash Flows
Years Ended December 31, 2018 and 2017
(in thousands)

	2018	2017
Cash flow from operating activities:
Net loss	$(8,101)	$(6,202)
Income from discontinued operations	-	3,983
Loss from continuing operations	(8,101)	(10,185)
Adjustments to reconcile net loss from continuing operation to net cash used in operating activities of continuing operations:
Depreciation and amortization	773	757
Stock and share-based compensation	886	1,073
Change in fair value of derivative warrant and conversion liabilities	-	(670)
Loss on extinguishment of debt	-	8,290
Interest accreted	-	1,000
Deferred taxes	-	(5,046)
Other	(14)	32
Changes in operating assets and liabilities (net of acquisition):
Accounts receivable	331	(179)
Inventories	(138)	279
Accounts payable and accrued expenses	1,111	(679)
Other	(89)	303
Net cash used in operating activities of continuing operations	(5,241)	(5,025)
Net cash provided by operating activities of discontinued operations	-	1,251
Net cash used in operating activities	(5,241)	(3,774)
Cash flows from investing activities:
Acquisition of Golden Ridge, net of cash acquired	(1,862)	-
Disbursement of notes receivable	(475)	-
Purchases of property and equipment	(3,248)	(862)
Net cash used in investing activities of continuing operations	(5,585)	(862)
Net cash provided by investing activities of discontinued operations	-	16,001
Net cash provided by (used in) investing activities	(5,585)	15,139
Cash flows from financing activities:
Proceeds from warrant exercises	11,106	-
Payments of debt	(16)	(19,744)
Proceeds from issuance of debt, net of issuance costs	-	3,779
Proceeds from issuance of debt and warrants, net of issuance costs	-	5,518
Proceeds from issuance of preferred stock and warrants, net of issuance costs	-	1,747
Proceeds from issuance of common stock, net of issuance costs	-	2,778
Other	27	(23)
Net cash provided by (used in) provided by financing activities of continuing operations	11,117	(5,945)
Net cash provided by financing activities of discontinued operations	-	1,062
Net cash (used in) provided by financing activities	11,117	(4,883)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	-	154
Net change in cash and cash equivalents and restricted cash	$291	$6,636

Cash and cash equivalents and restricted cash, beginning of period
Cash and cash equivalents	$6,203	$342
Restricted cash	775	-
Cash and cash equivalents and restricted cash, beginning of period	6,978	342
Cash and cash equivalents and restricted cash, end of period
Cash and cash equivalents	7,044	6,203
Restricted cash	225	775
Cash and cash equivalents and restricted cash, end of period	7,269	6,978
Net change in cash and cash equivalents and restricted cash	$291	$6,636

Supplemental disclosures, continuing operations:
Cash paid for interest of continuing operations	$10	$811

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 1. LIQUIDITY AND MANAGEMENT’S PLAN

We believe that despite the multi-year history of operating losses and negative operating cash flows from our continuing operations, there is no substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.  The factors that alleviated the doubt are summarized below:

•	Cash and cash equivalents increased $0.8 million, from $6.2 million as of December 31, 2017, to $7.0 million as of December 31, 2018.
•	Our $7.0 million cash position at December 31, 2018 exceeds our $5.2 million negative cash flow from operating activities of continuing operations.
•	In 2018, we received $11.1 million in proceeds from warrant exercises that significantly increased our cash position as well as our shareholders’ equity.
•	We acquired Golden Ridge, a cash flows positive operation.
•
Subsequent to year end 2018, we completed with strategic institutional investors including Continental Grain Company, DG Capital Management and Dillon Hill Capital, a private placement of 3,046,668 shares of common stock and a pre-funded warrant exercisable into 1,003,344 shares of common stock for aggregate gross proceeds of approximately $12.1 million, as discussed further in Note 9.  We also received approximately $2.0 million in proceeds from warrant holders for warrants exercised in March 2019, discussed further in Note 9.

NOTE 2 BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

We are an ingredient company serving food, animal nutrition and specialty markets focused on value-added processing and marketing of healthy, natural and nutrient dense products derived from raw rice bran, an underutilized by-product of the rice milling industry.  We apply our proprietary and patented technologies and intellectual properties to convert raw rice bran into numerous high value products including stabilized rice bran (SRB), RiBalance, a complete rice bran nutritional package derived from further processing of SRB; RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of RiBalance; RiFiber, a fiber rich insoluble derivative of RiBalance, and ProRyza, rice bran protein-based products, and a variety of other valuable derivatives extracted from these core products.  Our target markets are natural food, food and animal nutrition manufacturers, wholesalers and retailers, both domestically and internationally.  In connection with the acquisition of Golden Ridge, we are now a supplier of rice, specializing in #1 and #2 Grade U.S. premium long and medium white rice.

We manufacture and distribute SRB for food and animal nutrition customers, in various granulations along with Stage II products and derivatives. Stage II refers to the proprietary, patented processes run at our Dillon, Montana facility and includes products produced at that facility.  Over the past decade, we have developed and optimized our proprietary processes to support the production of healthy, natural, hypoallergenic, gluten free and non-genetically modified ingredients and supplements for use in meats, baked goods, cereals, coatings, health foods and high-end animal nutrition.

We produce SRB in four locations: two leased raw rice bran stabilization facilities located within supplier-owned rice mills in Arbuckle and West Sacramento, California; one company-owned rice bran stabilization facility in Mermentau, Louisiana, and now our first company-owned rice mill in Wynne, Arkansas, the largest rice producing state in the United States.  At our Dillon, Montana facility, we produce our process patented Stage II products including: RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of SRB; RiFiber, a fiber rich derivative of SRB; RiBalance, a complete rice bran nutritional package derived from further processing SRB, and our ProRyza family of products including, protein- and protein/fiber-based products.  We operate proprietary processing equipment and process-patented technology for the stabilization and further processing of rice bran into finished products.

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

Inventories – In our continuing operations, inventories are stated at the lower of cost or net realizable value.  We employed a full absorption procedure using standard cost techniques for the majority of our operations in 2018 and 2017.  The standards are customarily reviewed and adjusted so that they are materially consistent with actual purchase and production costs.  Provisions for potentially obsolete or slow-moving inventory are made based upon our analysis of inventory levels, historical obsolescence and future sales forecasts, while inventory determined to be obsolete is written off immediately.

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

Revenue Recognition – We account for a contract with a customer when the written contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection.  Substantially all of our revenue is derived by fulfilling customer orders for the purchase of our products under contracts which contain a single performance obligation, to supply continually defined quantities of product at fixed prices.  We account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service.  We recognize revenue at the point in time that control of the ordered product(s) is transferred to the customer, which is upon delivery to the customer, or its designee at our location, a customer location or other customer-designated delivery point.  For substantially all of our contracts, control of the ordered product(s) transfers at our location.  Amounts invoiced to customers for shipping and handling are reported as revenues and the related costs incurred to deliver product to the customer are reported as cost of goods sold.

Amounts billed and due from our customers are classified as accounts receivables on our consolidated balance sheets and require payment on a short-term basis.  Invoices are generally issued at the point control transfers and substantially all of our invoices are due within 30 days or less.  Periodically, we require payment prior to the point in time we recognize revenue.  Amounts received from customers prior to revenue recognition on a contract are contract liabilities, are classified as unearned revenue on our consolidated balance sheets and are typically applied to an invoice within 30 days of receipt.  Revenues recognized in 2018 include less than $0.1 million in unearned revenue as of January 1, 2018.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders.  Incidental items that are immaterial in the context of the contract are recognized as expense.  Our contracts do not include a significant financing component.  Our contracts may include terms that could cause variability in the transaction price, including, for example, rebates and volume discounts, or other forms of contingent revenue.  The amount of consideration we expect to receive and revenue we recognize includes estimates of variable consideration, including costs for rebates and discounts.  If the consideration promised in a contract includes a variable amount, we estimate the amount to which we expect to be entitled using either the expected value or most likely amount method.  As of December 31, 2018, we have $0.1 million of contract liabilities recorded.

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

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

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

On December 22, 2017, the United States enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the Tax Cuts and Jobs Act or TCJA).  The TCJA permanently reduces the U.S. federal corporate tax rate from a maximum 35% to 21%, eliminates corporate Alternative Minimum Tax, modified rules for expensing capital investment, limits the deduction of interest expense for certain companies and has international tax consequences for companies that operate internationally. Most of the changes introduced in the TCJA are effective beginning on January 1, 2018.

Recent Accounting Guidance

Recent accounting standards not yet adopted

The following represent the standards not yet adopted that will, or are expected to, result in a significant change in practice and/or have a significant financial impact on us.

In February 2016, the Financial Accounting Standards Board (FASB) issued guidance which changes the accounting for leases, ASU 2016-02, Leases (and subsequent guidance related to the topic in ASUs 2018-11).  This update requires a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities for leases with a lease term of more than twelve months.  Under prior GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease for us as a lessee depend primarily on the lease’s classification as a finance or operating lease.  For both types of leases, lessees will recognize a right-of-use asset and a lease liability.  For capital or finance leases, lessees will recognize amortization of the right-of-use asset separately from interest expense on the lease liability.  The guidance is effective for our annual and interim periods beginning January 1, 2019, and must be adopted on a modified retrospective approach.  We intend to elect to adopt the optional transition method to apply the standard as of the effective date and to recognize a cumulative effect adjustment to the opening balance to retained earnings effective January 1, 2019.  We expect to elect certain practical expedients permitted under Topic 842, including the practical expedient for short-term leases in which a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities for leases with a term of 12 months or less.  In addition, we expect to elect the package of practical expedients permitted under the transition guidance within Topic 842, which among other things, allows us to carry forward the historical lease classification.  We expect to record operating lease right of use assets of approximately $2.8 million to $3.2 million and operating lease liabilities of approximately $3.0 million to $3.5 million at adoption, with the difference being a reduction to existing liabilities, upon adoption as of January 1, 2019.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This update expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update specify that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. The amendments in this update also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606. The amendments in this update are effective for the Company on January 1, 2019. We expect no impact upon adoption.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Recently adopted accounting standards

In May 2014, the FASB issued guidance on revenue from contracts with customers to clarify the principles for recognizing revenue, ASU 2014-09, Revenue: Revenue from Contracts with Customers (and subsequent guidance related to the topic in ASUs 2016-08, 2016-10, 2016-12. 2016-20, and 2017-14).  On January 1, 2018, we adopted the guidance using the modified retrospective method.  Upon completing our implementation assessment of the guidance, we concluded that no adjustment was required to the opening balance of retained earnings at the date of initial application.  We applied the guidance to all contracts as of January 1, 2018.  The comparative information has also not been restated and continues to be reported under the accounting standards in effect for those periods.  Additional disclosures required by the guidance are presented within the revenue recognition policy disclosure above.  See Note 6 for revenue disaggregated by product line and geography.

NOTE 3. ACQUISITIONS

In November 2018, we acquired substantially all of the assets comprising the business of Golden Ridge Rice Mills, LLC, now conducting business as Golden Ridge Rice Mills, Inc. (Golden Ridge).  The primary activity of the business is the operation of a rice mill in Wynne, Arkansas.  We acquired the business as part of our strategy to vertically integrate in order to leverage our proprietary and patented technologies.  The acquisition has been accounted for as a business combination under ASC 805.  The results of Golden Ridge’s operations are included in our consolidated financial statements beginning November 28, 2018.  In 2018, we incurred $0.1 million of acquisition-related costs which are included in selling, general and administrative expenses.

The following table summarizes the preliminary purchase price allocation (PPA), the consideration transferred to acquire the Golden Ridge business, as well as the amounts of identified assets acquired and liabilities assumed based on the estimated fair value as of the November 28, 2018, acquisition date (in thousands, except share and per share amounts).

1,666,667 shares of common stock, at fair value of $3.00 per share at Closing	$5,000
Golden Ridge financial liabilities paid for the seller	2,661
Cash	250
Note payable to seller	609
Working Capital Adjustment Receivable	(1,147)
Total fair value of consideration transferred	7,373

Cash	409
Accounts Receivable	1,587
Inventories	103
Property and equipment	5,092
Accounts Payable	(222)
Commodities Payable	(2,559)
Accrued Expenses	(12)
Equipment Notes	(203)
Net recognized amounts of identifiable assets acquired	4,195
Goodwill	$3,178

The 1,666,667 shares issued at closing include 380,952 shares that were deposited in an escrow account to be used to satisfy any indemnification obligations of the seller that may arise.   As of December 31, 2018, the 380,952 shares remain in escrow and there is no escrow receivable for amounts receivable under the indemnification obligations.  The fair value of trade receivables at November 28, 2018, was $1.5 million, which was $0.1 million less than the amount of gross trade receivables.  The $3.2 million to goodwill is primarily attributable to the expected synergies and the assembled workforce of Golden Ridge and is deductible for tax purposes over the next fifteen years.  We paid an installment on the note payable to the seller in January 2019.  The note payable to the seller bears interest at 6.8% and is due November 2019.  Management’s provisional estimation of the working capital adjustment receivable is recorded in the PPA and is subject to finalization with the seller.  Any adjustment to the working capital adjustment receivable would change the net consideration with an adjustment to goodwill.

In July 2018, we loaned $0.6 million to Golden Ridge Rice Mills, LLC, as evidenced by notes in exchange for $0.4 million of cash and property with a net book value of $0.1 million.  We recognized a $0.1 million gain on disposition of property upon issuance of the notes.  In October 2018, we loaned another $0.1 million to the same supplier, as evidenced by an amended note.  The notes carried interest at a rate of 6% per year.  The notes were effectively settled with the acquisition and the $0.1 million note issued in exchange for property is treated as a noncash transaction in the statements of cash flows.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Our 2018 revenues and net loss included approximately $0.9 million $0.2 million related to the acquired business, respectively.   The following table provides unaudited pro forma information for 2018 and 2017 as if the acquisition had occurred January 1, 2017 (in thousands, except share and per share amounts).

	Years Ended December 31
	2018	2017

Revenues	$30,289	$24,955
Net loss from continuing operations	$(10,601)	$(10,363)
Net loss per share attributable to common shareholders	$(0.45)	$(0.40)
Weighted average number of common shares outstanding - Basic and Diluted	23,615,131	13,590,590

No adjustments have been made for synergies that are resulting or planned from the acquisition.  The unaudited proforma information is not indicative of the results that may have been achieved had the companies been combined as of January 1, 2017, or of our future operating results.

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

	2017
	HN	Nutra SA	Total
Revenues	$9,902	$12,209	$22,111
Cost of goods sold	(6,651)	(12,517)	(19,168)
Selling, general and administrative expenses	(462)	(3,188)	(3,650)
Other income (expense)	-	(1,224)	(1,224)
Income (loss) from operations, before income taxes	2,789	(4,720)	(1,931)
Income tax expense	(1,048)	-	(1,048)
Income (loss) from operations, net of tax	1,741	(4,720)	(2,979)
Gain (loss) on sale or disposition	12,883	(1,897)	10,986
Income tax benefit (expense)	(4,719)	695	(4,024)
Gain (loss) on sale or disposition, net of tax	8,164	(1,202)	6,962
Income (loss) from discontinued operations, net of tax	$9,905	$(5,922)	$3,983

Net cash provided by (used in) operating activities	$2,403	$(1,152)	$1,251
Net cash used in investing activities	16,693	(692)	16,001
Net cash provided by (used in) financing activities	(52)	1,114	1,062
Effect of exchange rate changes on cash and cash equivalents	-	154	154
Net cash provided by (used in) continuing operations	$19,044	$(576)	$18,468

Depreciation included in cost of goods sold	$96	$897	$993
Depreciation included in selling, general and administrative expenses	49	56	105
Capital expenditures	18	142	160

Net cash provided by investing activities in the table above is presented in our consolidated statements of cash flows in net cash provided by (used in) investing activities of discontinued operations and includes the $16.7 million net proceeds from the sale of HN and the $0.5 million net payments upon divestiture of Nutra SA.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

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

On a preliminary basis, we estimated a working capital adjustment of $0.3 million as of December 31, 2018 and 2017.  The working capital adjustment will result in an adjustment to the initial net proceeds of $16.7 million and the gain on the sale of $8.2 million, net of a $4.7 million income tax provision which we recognized in 2017.  The definition of working capital under the agreement is subject to interpretation and we have not yet finalized the adjustment with the purchaser of HN.  The final adjustment may differ from the estimate.

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

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

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

Below are reconciliations of the numerators and denominators in the EPS computations.

	Years Ended December 31
	2018	2017
NUMERATOR (in thousands):
Basic and diluted - loss from continuing operations	$(8,101)	$(10,185)
Dividend on preferred stock--beneficial conversion feature	-	(778)
Basic and diluted - adjusted loss from continuing operations	$(8,101)	$(10,963)

DENOMINATOR (in thousands):
Basic EPS - weighted average number of common shares outstanding	22,099,149	11,923,923
Effect of dilutive securities outstanding	-	-
Diluted EPS - weighted average number of shares outstanding	22,099,149	11,923,923

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive:
Stock options	911,264	514,961
Warrants	16,383,944	21,588,045
Convertible preferred stock	581,680	2,529,872
Restricted stock units	623,603	601,986

Weighted average number of nonvested shares of common stock not included in diluted EPS because effect would be antidilutive	1,169,986	1,249,234

The impacts of potentially dilutive securities outstanding at December 31, 2018 and 2017, were not included in the calculation of diluted EPS in 2018 and 2017 because to do so would be anti-dilutive.  Those securities listed in the table above which were anti-dilutive in 2018 and 2017, which remain outstanding, could potentially dilute EPS in the future.

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

	Customer
	A	B	C	D
% of revenue, 2018	17%	14%	1%	4%
% of revenue, 2017	17%	14%	0%	0%

% of accounts receivable, as of December 31, 2018	13%	0%	16%	14%
% of accounts receivable, as of December 31, 2017	25%	0%	0%	0%

We purchase rice bran from five suppliers.  Purchases from these suppliers represent 40% of our cost of goods sold in 2018 and 37% of our cost of goods sold in 2017.

The following table presents revenues by geographic area shipped to (in thousands).

	Years Ended December 31
	2018	2017

United States	$13,469	$12,196
Other international	1,293	1,159
Revenues	$14,762	$13,355

The following table presents revenues by product line (in thousands).

	Years Ended December 31
	2018	2017

Food	$8,600	$7,525
Animal nutrition	6,162	5,830
Revenues	$14,762	$13,355

NOTE 7. PROPERTY AND EQUIPMENT

	December 31
	2018	2017	Estimated Useful Lives
Land	$585	$237
Furniture and fixtures	430	311	5-7 years
Plant	8,613	6,580	30 years, or life of lease
Computer and software	1,295	1,207	3-5 years
Leasehold improvements	681	274	4-7 years or life of lease
Machinery and equipment	13,528	8,677	5-10 years
Property and equipment, cost	25,132	17,286
Less accumulated depreciation	10,122	9,436
Property and equipment, net	$15,010	$7,850

For the years ended December 31, 2018 and 2017, depreciation expense totaled $0.7 million and $0.6 million, respectively.  As of December 31, 2018, we recorded approximately $0.5 million of fixed assets in accounts payable.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 8. DEBT

Future principal maturities of debt outstanding December 31, 2018, are as follows (in thousands):

	Equipment Notes	Capital Lease Obligations	Note Payable to Seller	Total Debt
2019	$32	$45	$609	$686
2020	22	48	-	70
2021	23	32	-	55
2022	14	6	-	20
Total	$91	$131	$609	$831

The equipment notes expire at dates ranging from February 2019 to August 2022 and the capital lease obligations expire at dates ranging from March 2021 to November 2022.   Obligations under the notes and the majority of the leases were initially recorded in November 2018 when we assumed the debt in Golden Ridge.  The debt was initially recorded at the present value of future payments, using a rate of 4.8%, which was determined to approximate market rates for similar debt with similar maturities as of the acquisition date.

We issued senior debentures in the principal amount of $6.6 million and related warrants in a private placement.  In connection with the senior debenture private placement, in February 2017, we also entered into agreements that resulted in (i) a reduction in the annual interest rate on the subordinated notes from 11.8% to 7%, (ii) an extension of the maturity date of the subordinated notes to May 2019 from May 2018 and (iii) our first quarter 2017 payment of $0.2 million of note principal and $0.3 million of accrued note interest.  The transactions, and the accounting therefore, are described further in Note 9.

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

In February 2017, we used the net proceeds from the senior debenture private placement, discussed further in Note 9, to pay in full the outstanding senior revolving loan and the senior term loan.

The note payable to the seller bears interest at 6.8% and is due November 2019.  We paid an installment on the note payable to the seller in January 2019.

NOTE 9. EQUITY, SHARE-BASED COMPENSATION, WARRANTS AND FINANCING TRANSACTIONS

In February 2017, shareholders approved and we filed an amendment to our articles of incorporation increasing our authorized shares of common stock from 25,000,000 to 50,000,000.

Our board of directors, without further action or vote by holders of our common stock, has the right to establish the terms, preference, rights and restrictions and issue shares of preferred stock.  We previously designated and issued six series of preferred stock of which no shares remain outstanding.  In addition, we designated and issued a seventh series of preferred stock, 2,000 shares of Series G in 2017, of which 405 shares remain outstanding as of December 31, 2018.

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

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

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

	Years Ended December 31
	2018	2017

Stock options	$132	$176
Common stock, vested at issuance and nonvested at issuance	476	744
Restricted stock units	102	27
Compensation expense related to common stock awards issued under equity incentive plans	$710	$947

Share Sequencing

From June 2015 until March 2017, the minority interest holders in Nutra SA could elect to exchange units in Nutra SA for shares of our common stock, the number of common stock and warrants issuable upon this election, was variable and indeterminate.  For accounting purposes, we were not able to conclude that we had sufficient authorized and unissued shares to settle all contracts subject to the GAAP derivative guidance during the period the minority interest holders had this right, which the right terminated March 31, 2017.  Our adopted sequencing approach (Share Sequencing) was based on earliest issuance date, therefore, we were required to carry warrants issued between June 2015 and March 2017, at fair value, as a derivative warrant liability, and preferred stock issued between June 2015 and March 2017, in temporary equity.  We reclassified the affected warrants from derivative warrant liability to equity at an amount equal to the warrants’ fair value on March 31, 2017, and we reclassified the amounts related to the 3,000 shares of Series F preferred stock and 2,000 shares of Series G preferred stock from temporary equity to equity at the preferred stocks’ carrying amount on March 31, 2017.

Warrants

The following table summarizes information related to outstanding warrants:

	December 31, 2018				December 31, 2017
Range of Exercise Prices	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants, Exercisable Cashless	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
				(1)
$0.96	6,945,994	$0.96	3.1	3,774,344	12,972,832	$0.96	4.1
$1.60	-	NA	NA	-	300,000	1.60	2.4
$2.00	50,000	2.00	4.1	-	2,660,000	2.00	3.6
$3.30	600,000	3.30	0.3	-	-	NA	NA
$5.25 to $5.87	2,571,670	5.34	0.5	384,536	3,156,670	5.33	1.7
$6.55 to $16.80	85,050	6.63	0.5	85,050	2,067,771	6.61	1.0
	10,252,714	$2.25	2.3	4,243,930	21,157,273	$2.30	3.4

(1)
Under the terms of certain outstanding warrants, the holders may elect to exercise the warrants under a cashless exercise feature.  The shares listed represent the shares holders could exercise cashless as of December 31, 2018.  If we register for resale the shares subject to warrants, the holders of some of the warrants may no longer have the right to elect a cashless exercise.  Should we fail to maintain a registration statement for the resale of shares under certain other warrants, the shares under those warrants may again become exercisable using a cashless exercise feature.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

The following table summarizes warrant activity.

	Equity Warrants			Liability Warrants
	Shares Underlying	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Underlying	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, January 1, 2017	6,364,110	$5.77	2.44	4,474,868	$1.82	3.3
Issued	25,000	0.96	5.01	11,783,163	0.96	5.0
Impact of repricing senior debenture purchaser warrants:
Prior to repricing	(875,000)	5.49	2.1	-	NA	NA
After repricing	875,000	0.96	5.5	-	NA	NA
Impact of repricing subordinated note holder warants:
Prior to repricing	(289,669)	5.25	3.3	-	NA	NA
After repricing	289,669	0.96	3.3	-	NA	NA
Impact of anti-dilution clauses:
Prior to impact	-	NA	NA	(1,489,868)	1.50	0.8
After impact	-	NA	NA	2,327,919	0.96	0.8
Transfer from liability to equity	14,768,163	1.16	4.8	(14,768,163)	1.16	4.8
Exercised	-	NA	NA	(2,327,919)	0.96	-
Outstanding, December 31, 2017	21,157,273	2.30	3.4	-	NA	NA
Issued	315,000	4.73	NA	-	NA	NA
Impact of warrant modification:
Prior to modifcation	(850,000)	5.27	1.6	-	NA	NA
After modification	600,000	3.30	0.6	-	NA	NA
Exercised cashless	(300,000)	1.60	1.8	-	NA	NA
Exercised for cash	(8,686,838)	1.28	3.6	-	NA	NA
Expired	(1,982,721)	6.61	-	-	NA	NA
Outstanding, December 31, 2018	10,252,714	$2.25	2.3	-	NA	NA
Exercisable, December 31, 2018	10,252,714	$2.25	2.3	-	NA	NA

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

In the fourth quarter of 2017, we issued 968,491 shares of common stock upon conversion of 499 shares of Series F preferred stock and 670 shares of Series G preferred stock.  In third quarter of 2017, we issued 2,111,188 shares of common stock upon conversion of 2,186 shares of Series F preferred stock and 689 shares of Series G preferred stock.  In second quarter of 2017, we issued 220,439 shares of common stock upon conversion of 315 shares of Series F preferred stock and 11 shares of Series G preferred stock.  We reclassified the $1.2 million carrying value of the related preferred stock to common stock in 2017.

In the fourth quarter of 2018, we issued 213,523 shares of common stock upon conversion of 225 shares of Series G preferred stock.  We reclassified the $0.1 million carrying value of the related preferred stock to common stock.

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

Transaction with Subordinated Note Holders

In connection with the February 2017 senior debenture private placement, we entered into agreements which resulted in (i) a reduction in the annual interest rate on the subordinated notes from 11.75%  to 7% (ii) an extension of the maturity date of the subordinated notes  to May 2019 from May 2018 (iii) the payment of an aggregate amount equal to $0.5 million on the subordinated notes; (iv) the issuance of warrants to purchase up to 3,484,675 shares of our common stock (exercise price of  $0.96 per share, expiration February 2022); and (v) the amendment of existing warrants held by the subordinated note holders for the purchase of 289,669 shares of common stock to reduce the exercise price from $5.25 per share to $0.96 per share.  We accounted for the transaction as an extinguishment of debt and issuance of new debt.  In February 2017, we (i) recorded a loss on extinguishment of debt of $1.5 million, (ii) adjusted subordinated notes payable debt down by $0.9 million to its fair value as of the transaction date, (iii) increased derivative liability by $2.3 million, representing the fair value of the newly issued warrants, and (iv) increased common stock equity by $0.1 million for the change in the fair value of the existing warrants.

Transactions with Holders of Warrants with Full Ratchet Anti-Dilution Clauses

As a result of the February 2017 financing transactions described above, the exercise price of certain warrants that contained full ratchet anti-dilution provisions was reduced from $1.50 per share to $0.96 per share and the number of shares of common stock underlying two warrants increased from 1,489,868 shares to 2,327,919 shares.  The holder of the warrants subsequently converted the warrants in cashless transactions and recorded a $0.1 million loss on the conversions equal to the difference between the fair value of the liabilities and the fair values of the common stock on the dates of the conversions.  In the three months ended September 30, 2017, the holder converted one warrant for the purchase of 781,252 shares of common stock (exercise price of $0.96 per share) and we issued 103,008 shares of common stock based on the fair value at the date of exercise of $0.98 per share.  In addition, in the three months ended December 31, 2017, a warrant holder cashless exercised a warrant for the purchase of 1,546,667 shares of common stock (exercise price of $0.96 per share) and we issued 511,602 shares of common stock based on the fair value at the date of exercise of $1.46 per share.

Other Warrant Issuances, Modifications and Exercises

In the three months ended March 31, 2018, we issued warrants for the purchase of up to 315,000 shares of common stock, at a weighted average exercise price of $4.73 per share and a weighted average term of 2.4 years.  We recognized $0.1 million of expense for these issuances.

In the three months ended March 31, 2018, warrant holders exercised for $1.8 million cash, at $0.96 per share, warrants for the purchase of 1,827,999 shares of common stock (remaining term at December 31, 2017, of 4.3 years).  In the three months ended June 30 2018, warrant holders exercised for $3.9 million, at $0.96 per share, warrants for the purchase of 4,092,077 shares of common stock.  In the three months ended September 30, 2018, warrant holders exercised for $5.3 million cash, at $2.00 per share, warrants for the purchase of 2,660,000 shares of common stock. In the three months ended December 31, 2018, warrant holders exercised for $0.1 million cash, at $0.96 per share, warrants for the purchase of 106,762 shares of common stock.  In addition, in the three months ended September 30, 2018, a warrant holder cashless exercised a warrant for the purchase of 300,000 shares of common stock at an exercise price of $1.60 per share and we issued 139,392 shares of common stock based on the fair value at the date of exercise of $2.63 per share.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

In the three months ended September 30, 2018, we modified certain warrants for the purchase of 850,000 shares, at an exercise price of $5.27 per share which were to expire in April 2020.  As modified, the warrants are now for the purchase of 600,000 shares, at an exercise price of $3.30 per share and expire in April 2019.   The fair value of the warrants immediately before the modification equaled the fair value of the warrants immediately after the modification and, therefore, no gain or loss was recorded.

Other Common Stock Issuances

In the three months ended December 31, 2018, we issued:

•	1,666,667 shares of common stock in connection with the acquisition of Golden Ridge, discussed further in Note 4.
•	11,217 shares of common stock to a director with a fair value at issuance of $2.82 per share. The shares vest the earlier of June 2019 or one day prior to our next annual meeting of shareholders.
•	6,945 shares of common stock to a consultant at a grant date fair value of $2.89 per share.

In the three months ended September 30, 2018, we issued 7,188 shares of common stock to a consultant at a grant date fair value of $2.83 per share.

In the three months ended June 30, 2018, we issued 208,855 shares of common stock to directors with an average fair value at issuance of $1.78.  The shares vest the earlier of June 2019 or one day prior to our next annual meeting of shareholders.

In the three months ended March 31, 2018, we issued 50,469 shares of common stock to employees with an average fair value at issuance of $1.38 per share and 27,882 shares of common stock to a consultant with an average fair value at issuance of $1.42 per share.

In the three months ended December 31, 2017, we issued 15,288 shares of common stock to a consultant at a grant date fair value of $1.31 per share.

In the three months ended September 30, 2017, we issued:

•	35,336 shares of common stock to a director with a fair value at issuance of $1.09 per share. The shares vested in June 2018.
•	25,814 shares of common stock to a consultant at a grant date fair value of $1.12 per share
•
and sold 2,654,732 shares of common stock for $1.08 per share.  The net proceeds from the offering of $2.8 million, after deducting commissions and other cash offering expenses of $0.1 million, are included in common stock.   We used the proceeds for general corporate purposes.

•	we issued 57,230 shares of common stock to employees and a consultant with a fair value at issuance of $1.07 per share.

In the three months ended June 30, 2017, we issued:

•
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

•	345,205 shares of common stock to our directors at a grant date fair value of $0.90 per share. The stock awards vested in June 2018 or one day before the date of the next annual shareholder meeting.

In the three months ended March 31, 2017, we issued:

•	108,696 shares of our common stock to a former employee, in lieu of paying $100,000 cash for a 2016 bonus.
•	28,157 shares of common stock to a consultant at a grant date fair value of $0.84 per share.

Equity Incentive Plan

Our board of directors adopted our 2014 Equity Incentive Plan (2014 Plan) in August 2014, after the plan was approved by shareholders.  A total of 1,600,000 shares of common stock were initially reserved for issuance under the plan.  In June 2017, shareholders approved a 1,700,000 increase in the authorized shares issuable under the 2014 Plan.  In June 2018, shareholders approved a 3,000,000 increase in the number of shares authorized for issuance under the 2014 Plan.  The total shares authorized under the 2014 Plan is now 6,300,000 shares.  Under the terms of the plan, we may grant stock options, shares of common stock and share-based awards to officers, directors, employees or consultants providing services on such terms as are determined by the board of directors.  Our board of directors administers the plan, determines vesting schedules on plan awards and may accelerate the vesting schedules for award recipients.  The stock options granted under the plan have terms of up to 10 years.  As of December 31, 2018, awards for the purchase of 3,792,919 shares have been granted and remain outstanding (stock options, stock and restricted stock and restricted stock units) and 2,507,081 shares are reserved for future grants under the 2014 Plan.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Options

A summary of stock option activity follows.

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, January 1, 2017	170,811	$8.83	7.2
Granted	481,500	0.79	10.0
Forfeited, expired, or cancelled	(12,652)	3.62	8.1
Outstanding, December 31, 2017	639,659	2.91	8.5
Granted	653,873	2.25	10.0
Exercised	(32,500)	NA	NA
Forfeited	(310,305)	1.28	8.5
Outstanding, December 31, 2018	950,727	$3.06	8.5

As of December 31, 2018, outstanding stock options had an intrinsic value of $0.9 million, the weighted average remaining vesting period of options outstanding was 3.6 years and unrecognized option compensation cost was $0.9 million.  The intrinsic value of options exercised in 2018 was $0.1 million.  The average fair value of stock options granted was $1.5 per share in 2018 and 2.68 in 2017.  The following are the assumptions used in valuing the 2018 and 2017 stock option grants:

Years ended December 31
	2018	2017
Assumed volatility	75% - 81%	85% - 87%
	(78% weighted average)	(87% weighted average)
Assumed risk free interest rate	2.2% - 2.8%	1.8% - 2.0%
	(2.5% weighted average)	(2.0% weighted average)
Average expected life of options (in years)	6.2	6.2
	(6.2 weighted average)	(6.2 weighted average)
Expected dividends	-	-

The following table summarizes information related to outstanding and exercisable stock options as of December 31, 2018:

	Outstanding			Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.76 to $0.91	247,578	$0.83	8.3	123,453	$0.81	8.2
$1.09 to $1.98	184,165	1.40	9.0	11,500	1.50	7.9
$2.86 to $2.97	391,250	2.87	9.6	16,250	2.97	6.6
$3.47	34,790	3.47	6.5	34,790	3.47	6.5
$4.27 to $4.77	45,243	4.60	5.6	45,209	4.60	5.6
$16.00 to $74.00	47,701	20.83	3.0	47,701	20.83	3.0
	950,727	$3.06	8.5	278,903	$5.33	6.6

In the fourth quarter of 2018, we issued options to employees for the purchase of up to 375,000 shares of common stock at an exercise price of $2.86 per share and a grant date fair value of $1.90 per share.  The options vest and become exercisable in four equal annual installments beginning in October 2019.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

In the third quarter of 2018, employees exercised for cash, options for the purchase of up to 32,500 shares of common stock at an exercise price of $0.85 per share.

In first quarter of 2018, we issued options to employees for the purchase of up to 278,873 shares of common stock at an exercise price of $1.42 and a grant date fair value of $0.97 per share.  The options vest and become exercisable in four equal annual installments beginning in January 2019.

Restricted Stock Units

	RSU Shares Issued to Employees	Unrecognized Stock Compensation (in thousands)	Weighted Average Expense Period (Years)
		(a)
Nonvested at January 1, 2017	-	$-	-
Granted	1,175,000	188	3.6
Expensed		(27)
Nonvested at December 31, 2017	1,175,000	161	3.0
Granted	1,045,000	724	2.6
Cancelled	(705,000)	(31)
Forfeited	(300,000)	(69)
Expensed		(102)
Nonvested at December 31, 2018	1,215,000	$683	2.3

In October 2018, we issued restricted stock units (RSUs), under the 2014 Plan, to our executive officers and other employees covering a total of 1,045,000 shares of our common stock.  The shares subject to the RSUs vest based upon a vesting price equal to the volume weighted average trading price of our common stock over sixty-five consecutive trading days.  The RSUs’ shares vest as to (i) 79,000 shares if the vesting price equals or exceeds $5.00 per share, (ii) 237,000 shares if the vesting price equals or exceeds $10.00 per share and (iv) 729,000 shares the later of October 1, 2019, and the date the vesting price equals or exceeds $15.00 per share.

In late June 2017, we issued RSUs, under the 2014 Plan, to our executive officers covering a total of 1,175,000 shares of our common stock.  The shares subject to the RSUs vest based upon a vesting price equal to the volume weighted average trading price of our common stock over sixty-five consecutive trading days.  The RSU’s shares vested as to (i) 117,500 shares if the vesting price equaled or exceeded $5.00 per share, (ii) 352,500 shares if the vesting price equaled or exceeded $10.00 per share and (iv) 705,000 shares if the vesting price equaled or exceeded $15.00 per share.  In January 2018, the portion of the June 2017 RSUS related to the $15.00 per share target vesting price were cancelled.  In June 2018 and July 2018, RSUs for a total of 170,000 shares and 130,000 shares were forfeited.  After these forfeitures, and as of December 31, 2018, the remaining 170,000 shares under the June 2017 RSU grant vest as to (i) 42,500 shares if the vesting price equals or exceeds $5.00 per share, (ii) 127,500 shares if the vesting price equals or exceeds $10.00 per share.

Nonvested Stock

	Shares Issued to Employees and Directors		Weighted Average Grant Date Fair Value	Fair Value (in thousands)	Weighted Average Remaining Vesting (Years)	Unrecognized Stock Compensation (in thousands)
				(a)
Nonvested at January 1, 2017	256,839		$2.44	$265	0.7	$285
Granted	380,541		0.92	349
Vested	(252,636)	(b)	2.42	220
Nonvested at December 31, 2017	384,744		0.94	569	0.5	176
Granted	220,072		1.83	403
Vested	(410,851)	(c)	1.00	661
Nonvested at December 31, 2018	193,965	(d)	$1.84	$582	0.5	$173

(a)
Represents pre-tax fair value, based on our closing stock prices, which would have been received by the holders of the stock had all such holders sold their underlying shares on the date indicated, the dates of grant or the dates of vesting, as applicable.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

(b)	Includes 73,608 shares, for which vesting was accelerated in June 2017, based on the terms of a severance agreement.
(c)	Includes 26,107 shares, for which vesting was accelerated in December 2018.
(d)
Excludes 850,744 shares, issued to a supplier, nonvested and unearned as of December 31, 2018.  In February 2016, we issued 950,000 shares of common stock to the supplier.  The shares are being held in escrow until earned (as defined in our agreement) by the supplier at a fixed price of $2.80 per share.  Cumulatively, as of December 31, 2017, 99,256 shares have been released from escrow (39,964 in 2018 and 48,509 in 2017).  We may recall any shares remaining in escrow as of February 8, 2026.  Any recalled shares will be cancelled.

Subsequent Issuances

In January and February 2019, we issued options to employees and a consultant for the purchase of up to 188,662 shares of common stock at an average exercise price of $3.25 per share and an average grant date fair value of $2.04 per share.  The options vest and become exercisable in four equal annual installments beginning in January and February 2020.

In January 2019, we issued 30,887 shares of common stock to employees with a fair value at issuance of $3.22 per share.

In January 2019, we issued 170,818 shares of common stock upon conversion of 180 shares of Series G preferred stock.  We reclassified the $0.1 million carrying value of the related preferred stock to common stock.

In March 2019, we issued and sold 3,046,668 shares of common stock for $3.00 per share and issued a prefunded warrant exercisable into 1,003,344 shares of common stock for $2.99 per share with an exercise price of $0.01 per share.  The warrant is exercisable upon shareholder approval and expires in March 2029.  The net proceeds from the offering total $12.1 million, after deducting commissions and other cash offering expenses of $0.1 million.

In March 2019, warrant holders exercised for cash, warrants for the purchase of up to 600,000 shares of common stock at an exercise price of $3.30 per share.  The exercised warrants had expiration dates in April 2019.  Additionally, in March 2019, warrants for the purchase of up to 950,614 shares of common stock at an exercise price of $5.25 per share expired.

In March 2019, a consultant exercised for cash, options for the purchase of 18,750 shares of common stock at an exercise price of $0.85 per share and options for the purchase of 58,328 shares of common stock at an exercise price of $0.76 per share. The options exercised had a remaining life of 8.3 and 8.2 years respectively, as of December 31, 2018.

NOTE 10. INCOME TAXES

On December 22, 2017, the United States enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the Tax Cut an Jobs Act
or TCJA).   The Tax Act reduces the U.S. federal corporate tax rate to a maximum of 21 percent, eliminates corporate Alternative Minimum Tax, modified rules for expensing capital investment, limits the deduction of interest expense for certain companies and has international tax consequences for companies that operate internationally.  The Tax Act contains several base broadening provisions that became effective on January 1, 2018, that did not have a material impact on 2018 earnings.

ASC 740, Income Taxes, requires filers to record the effect of tax law changes in the period enacted.  However, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118) which permits filers to record provisional amounts during a measurement period ending no later than one year from the date of enactment. As of December 31, 2017, we remeasured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse.  The gross deferred tax assets and liabilities were provisionally adjusted which resulted in an expense for income taxes of $7.1 million which was fully offset by a corresponding change to our valuation allowance in 2017.  Pursuant to SAB 118, we recognized provisional amounts for the impact of the Tax Act in 2017.  During 2018, we completed our accounting for the enactment-date effects of the TCJA and recognized no adjustments to the provisional amounts recorded in 2017.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Deferred tax asset (liability) is comprised of the following (in thousands):

	December 31
	2018	2017
Net operating loss carryforwards	$4,541	$5,560
Capital loss	-	7,030
Stock options and warrants	214	322
Property	299	499
Intangible assets	94	89
Capitalized expenses	86	142
Other	164	230
Net deferred tax assets	5,398	13,872
Less: Valuation allowance	(5,398)	(13,872)
Deferred tax asset (liability)	$-	$-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes.  In accordance with ASC 740-10, deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets can be affected by, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with utilizing operating losses and tax credit carryforwards by jurisdiction, and tax planning alternatives that may be available.  We have determined it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Accordingly, we have provided a valuation allowance for deferred tax assets.

The following table summarizes the change in the valuation allowance (in thousands):

	Years Ended December 31
	2018	2017
Vaulation allowances at beginning of year	$13,872	$10,510
Net operating loss	1,920	4,358
Expiration of net operating losses and limitations	(9,939)	2,353
Effect of federal rate reduction from 34% to 21%	-	(7,079)
Capital loss from redemption of Nutra SA interests	-	11,058
Adjustment to Deferred Taxes	(321)	-
Impact of state tax rate change	(146)	-
Other adjusments	12	(1,384)
Change in valuation allowance, before transfer	(8,474)	9,306
Transferred from discontinued operations	-	(5,944)
Valuation allowances at end of year	$5,398	$13,872

As of December 31, 2018, net operating loss (NOL) carryforwards for U.S. federal tax purposes totaled $18.5 million and expire at various dates from 2019 through 2037.  Net operating loss carryforwards for state tax purposes totaled $22.8 million at December 31, 2018, and expire at various dates from 2019 through 2038. Effective with the 2017 Tax Act in December 2017, all net operating losses generated after December 31, 2017 will no longer expire. The amount of the total federal net operating loss that has an indefinite life is $8.6 million.

We experienced several ownership changes as defined in IRC Section 382(g) as a result of offerings and conversions that occurred in 2013 and 2014 and a new shareholder obtaining a greater than 5% interest in the value our equity in September 2017.  Our ability to utilize previously accumulated net operating loss carryforwards is subject to substantial annual limitations due to change in ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations.  In general, the annual limitation is equal to the value of the stock of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurs.  Any unused annual limitation may generally be carried over to later years until the NOL carryforwards expire.  We completed a formal analysis for the taxable year 2017 to determine the amount of annual limitation on net operations loss carryforwards prior to utilization.  The study resulted in a substantial annual limitation on utilization of net operating loss carryforwards generated before September 13, 2017.  Accordingly, we have reduced our net operating loss carryforwards by $13.7 million to reflect these limitations.  On November 28, 2017, Nutra S.A. LLC (Nutra SA) redeemed our entire membership interest in Nutra SA which resulted in generating a capital loss of $29.6 million for federal tax purposes.  Of this, $23.6 million is subject to IRC Section 382 annual limitation of $0.3 million.  We have determined it is more likely than not that all of the capital loss subject to IRC Section 382 limitation will expire unused.  Accordingly, we are not recognizing the deferred tax asset associated with the IRC Section 382 limited capital loss.

We are subject to taxation in the U.S. federal jurisdiction and various state and local jurisdictions.  We record liabilities for income tax contingencies based on our best estimate of the underlying exposures.  We are open for audit by the IRS for years after 2014 and, generally, by U.S. state tax jurisdictions after 2013.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Reconciliations between the amounts computed by applying the U.S. federal statutory tax rate to loss before income taxes, and income tax expense (benefit) follows (in thousands):

	Years Ended December 31
	2018	2017
Income tax benefit at federal statutory rate	$(1,692)	$(5,173)
Increase (decrease) resulting from:
State tax benefit, net of federal tax effect	(184)	(400)
Effect of U.S federal rate reduction from 34% to 21%	-	7,079
Effect of change in state tax rate	146	-
Change in valuation allowance	(8,474)	9,306
Capital loss on redemption of Nutra SA interests	-	(11,058)
Reduction in deferred balances for forfeited, expired or cancelled options	-	317
Expirations of net operating losses & application of IRC 382 limitation	9,939	(310)
Nontaxable fair value adjustment	-	(234)
Nondeductible expenses	-	55
Allocated from discontinued operations	-	(5,046)
Adjustments to deferreds	321	-
Other	(11)	434
Tax provision expense (benefit)	$45	$(5,030)

We recognize interest and penalties related to uncertain tax positions in selling, general and administrative expenses.  We have not identified any uncertain tax positions requiring a reserve as of December 31, 2018 or 2017.  We do not expect that the total amount of unrecognized tax benefits will materially change over the next twelve /months.

NOTE 11. FAIR VALUE MEASUREMENT

The fair value of cash and cash equivalents, restricted cash, accounts and other receivables and accounts payable approximates their carrying value due to shorter maturities.  As of December 31, 2018, and 2017, the fair value of our debt (Level 3 measurement) approximated its carrying value, based on current market rates for similar debt with similar maturities.

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

Warrants accounted for as derivative liabilities were valued using the lattice model each reporting period and the resultant change in fair value is recorded in net income (loss).  The lattice model required us to assess the probability of future issuance of equity instruments at a price lower than the current exercise price of the warrants.  The risk-free interest rate was determined by reference to the treasury yield curve rate of instruments with the same term as the warrant.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

The following tables summarize the changes in Level 3 items measured at fair value on a recurring basis (in thousands):

Total Level 3 Fair Value	Fair Value as of Beginning of Year	Total Realized and Unrealized Gains	Issuance of New Instruments	Reclassify to Equity	Conversion to Common Stock	Fair Value, at End of Year	Gains on Instruments Still Held

2017, derivative warrant liabilities	$(1,527)	$669	$(7,917)	$7,980	$795	$-	$-

(1)	Included in change in fair value of derivative warrant liabilities in net income (loss).

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

Operating Leases

We lease certain properties under various operating lease arrangements that expire over the next 14 years.  We incurred rent expense of $0.5 million in 2018 and $0.4 million in 2017.

Future minimum payments under these operating lease commitments as of December 31, 2018, are as follows (in thousands):

2019	$519
2020	525
2021	536
2022	548
2023	528
Thereafter	1,897
Total minimum lease payments	$4,553

In March 2018, we entered into a triple net lease for approximately 5,380 square feet of office space in The Woodlands, Texas.  We took possession of the space in May 2018.  The initial term of the lease is sixty-five months and rent was abated for the first five months.  Minimum monthly base rents total $0.1 million per year during the initial term of the lease.  We may extend the term of the lease for an additional five-year period at a fair market base rent, as defined in the agreement.  Our operating leases generally provide for rents which escalate over time and rents are payable monthly or annually.

Legal Matters

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

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 13. RELATED PARTY TRANSACTIONS

Entities beneficially owned by Baruch Halpern, a director, invested in our subordinated notes and related warrants prior to 2016.  Throughout the first six months of 2017, Mr. Halpern beneficially held approximately 43% of our outstanding subordinated debt which was repaid in full in July 2017 from the proceeds of the sale of HN.  The warrants remain outstanding.  See Note 9 for information related to the modification of the subordinated notes, repricing of related warrants and the issuance of warrants to subordinated note holders in February 2017.  In 2017, we paid $0.2 million of interest on the subordinated notes and expensed $0.1 million of interest on the subordinated notes.

In March 2019, we issued and sold to Continental Grain Company (CGC) 666,667 shares of common stock and a pre-funded warrant exercisable into 1,003,344 shares of common stock for $2.99 per, share at an exercise price of $0.01 per share.  In September 2017, we issued and sold 2,654,732 shares of common stock to CGC.  Our director, Ari Gendason is an employee and senior vice president and chief investment officer of CGC.  As of the date of this filing, CGC owns approximately 19% of our outstanding common stock.  We have agreed that in connection with each annual or special meeting of our shareholders at which members of our board of directors are to be elected, or any written consent of our shareholders pursuant to which members of the board of directors are to be elected, CGC shall have the right to designate one nominee to our board of directors.

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

NOTE 14. EMPLOYEE TRANSACTIONS

Wayne Wilkison, our employee, and former owner of Golden Ridge, owns various farms and a freight company with which we conduct business.  During 2018, between the November 28, 2018 acquisition of Golden Ridge and December 31, 2018, we paid $0.2 million to these entities.  As of December 31, 2018, $1.9 million was included in commodities payable for amounts owed to these entities.  The note payable to seller of Golden Ridge, described further in Note 3, is payable to Wayne Wilkison.

NOTE 15. SUBSEQUENT EVENTS

On April 1, 2019, the Company and MGI Grain Processing, LLC, a Minnesota limited liability company (MGI), entered into an Asset Purchase Agreement (the “Purchase Agreement”) whereby the Company will purchase substantially all assets and assume certain liabilities of MGI for the aggregate purchase price equal to $3,500,000.  MGI owns and operates a grain mill and processing facility and the assets includes the physical assets, real property located in East Grand Forks, Minnesota, intellectual property and goodwill of MGI.  The purchase price is subject to adjustment if the estimated net working capital with respect to the assets sold and the liabilities assumed falls outside of a specified working capital range for those assets and liabilities. The Purchase Agreement contains customary representations, warranties and indemnification provisions, and the closing remains subject to certain closing conditions.  The Company and MGI expect the closing of the Purchase Agreement to occur on or about April 4, 2019 subject to the satisfaction of such closing conditions.

Index
PART II
(continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a and Rule15d-15(e)) under the Securities Exchange Act of 1934 (Exchange Act) was performed as of December 31, 2018, under the supervision and with the participation of our current management, including our current Chief Executive Officer and Chief Financial Officer.  Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

Except for as set forth below, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and for the assessment of the effectiveness of internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention, or timely detection, of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of current management, including our current Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control - Integrated Framework (the 2013 Framework).”

Material Weaknesses

Our management concluded that as of December 31, 2018, we did not maintain effective internal controls over financial reporting. Specifically, we identified material weaknesses over management’s review controls over significant accounting estimates and review controls over accounting for non-routine and complex accounting transactions.

A Material weakness was identified relating to non-routine purchase accounting evaluation and related disclosures, and to the company’s accounting for certain issuances of equity.  Management’s review controls over non-routine and complex accounting transactions were affected by our recent relocation from Arizona to Texas that resulted in reduced employed personnel with the appropriate level of experience and technical expertise to oversee the accounting and financial reporting requirements related to significant and complex acquisitions and equity transactions.

Management has  initiated remediation measures including, but not limited to: hiring additional accounting staff or engaging a third party  to (i) assist us in complying with the accounting and financial reporting requirements related to significant and complex acquisitions and equity transactions; and (ii) assist us with formalizing our business processes, accounting policies and internal control documentation, strengthening supervisory reviews by our management, and evaluating the effectiveness of our internal controls in accordance with the framework established by Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See Exhibit Index attached hereto.
The Financial Statements are included under Item 8.

Index
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith
2.01	Asset Purchase Agreement dated July 14, 2017, among the Registrant, Healthy Natural, Inc. and United Laboratories Manufacturing, LLC	8-K	001-36245	2.1	July 17, 2017
3.01.01	Restated and Amended Articles of Incorporation filed with the Secretary of State of California on December 13, 2001	10-KSB	000-32565	3.3	April 16, 2002
3.01.02	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on August 4, 2003	SB-2	333-129839	3.01.1	November 18, 2005
3.01.03	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on October 31, 2003	10-QSB	000-32565	3.4	November 19, 2003
3.01.04	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on September 29, 2005	SB-2	333-129839	3.03	November 18, 2005
3.01.05	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on August 20, 2007	10-Q	000-32565	3.1	August 14, 2007
3.01.06	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on June 30, 2011	8-K	000-32565	3.1	July 5, 2011
3.01.07	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on July 12, 2013	10-Q	000-32565	3.1	August 14, 2013
3.01.08	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on May 30, 2014	S-3	333-196541	3.01.08	June 5, 2014
3.01.09	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on February 15, 2017	S-3	333-217131	3.1.9	April, 04, 2017
3.02	Certificate of Designation of the Rights, Preferences, and Privileges of the Series A Preferred Stock filed with the Secretary of State of California on December 13, 2001	SB-2	333-89790	4.1	June 4, 2002
3.03	Certificate of Determination, Preferences and Rights of Series B Convertible Preferred Stock filed with the Secretary of State of California on October 4, 2005	8-K	000-32565	3.1	October 4, 2005
3.04	Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock filed with the Secretary of State of California on May 10, 2006	8-K	000-32565	3.1	May 15, 2006
3.05	Certificate of Determination, Preferences and Rights of the Series D Convertible Preferred Stock, filed with the Secretary of State of California on October 17, 2008	8-K	000-32565	3.1	October 20, 2008
3.06	Certificate of Determination, Preferences and Rights of the Series E Convertible Preferred Stock, filed with the Secretary of State of California on May 7, 2009	8-K	000-32565	3.1	May 8, 2009
3.07	Certificate of Determination, Preferences and Rights of the Series F Convertible Preferred Stock, filed with the Secretary of State of California on February 18, 2016	8-K	000-32565	3.1	February 23, 2016
3.08	Form of Certificate of Determination of Preferences and Rights of Series G Convertible Preferred Stock, filed with the Secretary of State of California on February 9, 2017	8-K	000-32565	3.1	February 15, 2017
3.09.1	Bylaws	SB-2	333-134957	3.05	June 12, 2006
3.09.2	Amendment of Bylaws, effective June 19, 2007	8-K	000-32565	3.1	June 25, 2007
3.09.3	Amendment of Bylaws, effective December 4, 2009	8-K	000-32565	3.1	December 10, 2009
3.09.4	Amendment of Bylaws, effective as of February 13, 2017	S-3	333-217131	3.9.4	April, 04, 2017

Index
EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

3.10		Certificate of Ownership dated October 3, 20112	8-K	000-32565	3.01	October 10, 2012
4.01		Form of Warrant	8-K	001-36245	4.1	June 20, 2014
4.02		Form of Warrant	8-K	001-36245	4.1	October 1, 2014
4.03		Form of Warrant	8-K	001-36245	4.1	February 17, 2016
4.04		Form of Warrant (Preferred Private Placement)	8-K	001-36245	4.1	February 15, 2017
4.05		Lender Warrant dated May 12, 2015	8-K	001-36245	10.6	May 15, 2015
4.06		Form of Warrant (Debt Private Placement)	8-K	001-36245	4.3	February 15, 2017
4.07		Form of Warrant (Amendment to Subordinated Debt)	8-K	001-36245	4.4	February 15, 2017
10.01	*	Amended and Restated Employment Agreement with Robert Smith dated March 8, 2017	8-K	001-36245	10.2	March 13, 2017
10.02	*	Offer Letter with Robert Smith dated June 21, 2018	10-Q	001-36245	10.2	August 2, 2018
10.03	*	Employment Agreement with Michael Goose dated July 11, 2016	8-K	001-36245	10.1	July 18, 2016
10.04	*	Amended and Restated Employment Agreement with Brent R. Rystrom dated October 12, 2018	8-K	001-36245	10.1	October 18, 2018
10.05	*	Amended and Restated Employment Agreement with Dennis Dykes dated October 12, 2018	8-K	001-36245	10.2	October 18, 2018
10.06	*	2014 Equity Incentive Plan, as amended June 20, 2018	8-K	001-36245	10.1	June 25, 2018
10.07	*	Form of Stock Option Agreement for 2014 Equity Incentive Plan	10-K	001-36245	10.72	March 31, 2015
10.08	*	Form of Restricted Stock Award Agreement for 2014 Equity Incentive Plan	10-K	001-36245	10.73	March 31, 2015
10.09	*	Form of RSU Award Agreement for 2014 Equity Incentive Plan	8-K	001-36245	10.1	October 3, 2018
10.10	*	Form of Indemnification Agreement for officers and directors	10-Q	000-32565	10.2	May 12, 2011
10.11		Membership Interest Redemption and Equipment Purchase Agreement dated November 28, 2017	8-K	000-32565	10.1	December 4, 2017
10.12		Registration Rights Agreement dated March 20, 2014	8-K	001-36245	10.2	March 21, 2014
10.13		Form of Registration Rights Agreement	8-K	001-36245	10.2	October 1, 2014
10.14		Form of Securities Purchase Agreement dated February 17, 2016	8-K	001-36245	10.1	February 17, 2016
10.15		Registration Rights Agreement dated February 17, 2016	8-K	001-36245	10.2	February 17, 2016
10.16		Form of Securities Purchase Agreement dated February 9, 2017 (Preferred Private Placement)	8-K	001-36245	10.1	February 5, 2017
10.17		Registration Rights Agreement dated February 13, 2017 (Preferred Private Placement)	8-K	001-36245	10.2	February 5, 2017

Index
EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith
10.18		Form of Securities Purchase Agreement dated February 9, 2017 (Debt Private Placement)	8-K	001-36245	10.3	February 5, 2017
10.19		Registration Rights Agreement dated February 13, 2017 (Debt Private Placement)	8-K	001-36245	10.4	February 5, 2017
10.20		Form of Amendment Number Two to Loan Documents dated February 9, 2017	8-K	001-36245	10.9	February 5, 2017
10.21		Form of Common Stock Purchase Agreement dated September 13, 2017	8-K	001-36245	10.1	September 13, 2017
10.22		Form of Registration Rights Agreement dated September 13, 2017	8-K	001-36245	10.2	September 13, 2017
10.23		Asset Purchase Agreement with Golden Ridge Rice Mills, LLC	8-K	001-36245	10.2	November 6, 2018
10.24		Warrant Amendment Agreement	8-K	001-36245	10.1	September 6, 2018
21		List of Subsidiaries					X
23.1		Consent of Independent Registered Public Accounting Firm.					X
23.2		Consent of Independent Registered Public Accounting Firm.					X
24.1		Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)
31.1		Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1		Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	@	XBRL Instance Document					X
101.SCH	@	XBRL Taxonomy Extension Schema Document					X
101.CAL	@	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	@	XBRL Taxonomy Extension Calculation Definition Linkbase Document					X
101.LAB	@	XBRL Taxonomy Extension Calculation Label Linkbase Document					X
101.PRE	@	XBRL Taxonomy Extension Calculation Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
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

RICEBRAN TECHNOLOGIES

Date: April 1, 2019	By:	/s/ Brent Rystrom
Brent Rystrom
Director and Chief Executive Officer

Power of Attorney

Each person whose signature appears below constitutes and appoints Brent Rystrom, true and lawful attorney-in-fact, with the power of substitution, for him/her in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ Brent R. Rystrom	Director and Chief Executive Officer	April 1, 2019
Brent R. Rystrom

Principal Financial Officer and Principal Accounting Officer:

/s/ Dennis A. Dykes	Chief Financial Officer	April 1, 2019
Dennis A. Dykes

Additional Directors:

/s/ Beth Bronner	Director	April 1, 2019
Beth Bronner

/s/ David I. Chemerow	Director	April 1, 2019
David I. Chemerow

/s/ Ari Gendason	Director	April 1, 2019
Ari Gendason

/s/ David Goldman	Director	April 1, 2019
David Goldman

/s/ Baruch Halpern	Director	April 1, 2019
Baruch Halpern
/s/ Henk W. Hoogenkamp	Director	April 1, 2019
Henk W. Hoogenkamp
/s/ Brent D. Rosenthal	Director and Chairman	April 1, 2019
Brent D. Rosenthal