Form 10-Q
period 2019-03-31
RiceBran Technologies
filed 2019-05-09
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, no par value per share	RIBT	The Nasdaq Capital Market

As of April 30, 2019, shares of the registrant’s common stock outstanding totaled 33,029,652.

RiceBran Technologies
Index
Form 10-Q

Cautionary Note about Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue, liquidity or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services, products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  The forward-looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward-looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this Current Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018.  We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this quarterly report.

Unless the context requires otherwise, references to “we,” “us,” “our” and “the Company” refer to RiceBran Technologies and its consolidated subsidiaries.

Index
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

RiceBran Technologies
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2019 and 2018
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended
	2019	2018

Revenues	$6,364	$3,552
Cost of goods sold	6,021	2,598
Gross profit	343	954
Selling, general and administrative expenses	3,341	2,853
Operating loss	(2,998)	(1,899)
Other expense:
Interest expense	(12)	(1)
Other expense	(1)	(13)
Total other expense	(13)	(14)
Loss before income taxes	(3,011)	(1,913)
Income tax benefit	-	-
Loss from continuing operations	(3,011)	(1,913)
Loss from discontinued operations	(216)	-
Net loss	$(3,227)	$(1,913)

Basic loss per common share:
Continuing operations	$(0.10)	$(0.11)
Discontinued operations	(0.01)	-
Basic loss per common share	$(0.11)	$(0.11)

Diluted loss per common share:
Continuing operations	$(0.10)	$(0.11)
Discontinued operations	(0.01)	-
Diluted loss per common share	$(0.11)	$(0.11)

Weighted average number of shares outstanding:
Basic	29,347,318	17,083,442
Diluted	29,347,318	17,083,442

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Balance Sheets
(Unaudited) (in thousands, except share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$13,278	$7,044
Restricted cash	225	225
Accounts receivable, net of allowance for doubtful accounts of $14 and $14	3,931	2,529
Receivable from seller of Golden Ridge - working capital adjustment to purchase price	988	1,147
Inventories
Finished goods	1,023	856
Packaging	73	102
Deposits and other current assets	943	610
Total current assets	20,461	12,513
Property and equipment, net	15,696	15,010
Operating lease right-of-use assets	2,968	-
Goodwill	3,178	3,178
Other long-term assets, net	41	16
Total assets	$42,344	$30,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,279	$1,583
Commodities payable	917	2,735
Accrued salary, wages and benefits	506	933
Accrued expenses	957	520
Unearned revenue	-	145
Payable to purchaser of HN - working capital adjustment to purchase price	475	259
Note payable to seller of Golden Ridge	358	609
Operating lease liabilities, current portion	289	-
Finance lease liabilities, current portion	45	45
Long term debt, current portion	20	32
Total current liabilities	4,846	6,861
Operating lease liabilities, less current portion	2,860	-
Finance lease liabilities, less current portion	75	86
Long term debt, less current portion	54	59
Total liabilities	7,835	7,006
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, 20,000,000 shares authorized: Series G, convertible, 3,000 shares authorized, 225 shares and 405 shares, issued and outstanding	112	201
Common stock, no par value, 50,000,000 shares authorized, 33,029,652 shares and 29,098,207 shares, issued and outstanding	310,853	296,739
Accumulated deficit	(276,456)	(273,229)
Total shareholders’ equity	34,509	23,711
Total liabilities and shareholders’ equity	$42,344	$30,717

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2019 and 2018
(Unaudited) (in thousands)

	Three Months Ended
	2019	2018
Cash flow from operating activities:
Net loss	$(3,227)	$(1,913)
Loss from discontinued operations	216	-
Loss from continuing operations	(3,011)	(1,913)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities
Depreciation and amortization	410	199
Stock and share-based compensation	392	320
Loss on disposal of property	1	88
Other	(49)	4
Changes in operating assets and liabilities:
Accounts receivable	(1,244)	(279)
Inventories	(149)	(118)
Accounts payable and accrued expenses	(134)	(639)
Commodities payable	(1,818)	176
Other	(359)	80
Net cash used in operating activities	(5,961)	(2,082)
Cash flows from investing activities:
Purchases of property and equipment	(1,160)	(745)
Net cash used in investing activities	(1,160)	(745)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrant, net of issuance costs	11,593	-
Proceeds from common stock warrant exercises	1,980	1,755
Proceeds from common stock option exercises	60	-
Payments of debt and finance lease liabilities	(278)	(1)
Net cash provided by financing activities	13,355	1,754
Net change in cash and cash equivalents and restricted cash	$6,234	$(1,073)

Cash and cash equivalents and restricted cash, beginning of period
Cash and cash equivalents	$7,044	$6,203
Restricted cash	225	775
Cash and cash equivalents and restricted cash, beginning of period	7,269	6,978
Cash and cash equivalents and restricted cash, end of period
Cash and cash equivalents	13,278	5,130
Restricted cash	225	775
Cash and cash equivalents and restricted cash, end of period	13,503	5,905
Net change in cash and cash equivalents and restricted cash	$6,234	$(1,073)

Supplemental disclosures:
Cash paid for interest	$12	$1
Cash paid for income taxes	$-	$-

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (interim financial statements) of RiceBran Technologies and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q; therefore, they do not include all of the information and notes required by GAAP for complete financial statements.  The interim financial statements contain all adjustments necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented.

These interim financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2018, which included all disclosures required by generally accepted accounting principles.

The results reported in these interim financial statements are not necessarily indicative of the results to be expected for the full fiscal year, or any other future period, and have been prepared based on the realization of assets and the satisfaction of liabilities in the normal course of business.

NOTE 2. BUSINESS

We are an ingredient company serving food, animal nutrition, and specialty markets focused on value-added processing and marketing of healthy, natural, and nutrient dense products derived from raw rice bran, an underutilized by-product of the rice milling industry.  We apply our proprietary and patented technologies and intellectual properties to convert raw rice bran into numerous high value products including stabilized rice bran (SRB), RiBalance, a complete rice bran nutritional package derived from further processing of SRB; RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of RiBalance; RiFiber, a fiber rich insoluble derivative of RiBalance, and ProRyza, rice bran protein-based products, and a variety of other valuable derivatives extracted from these core products.  Our target markets are natural food, food and animal nutrition manufacturers, wholesalers and retailers, both domestically and internationally.  Beginning in November 2018, we are also a supplier of rice, specializing in grades U.S. No. 1 and No. 2 premium long and medium white rice.

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

We produce SRB in four locations: two leased raw rice bran stabilization facilities located within supplier-owned rice mills in Arbuckle and West Sacramento, California; one company-owned rice bran stabilization facility in Mermentau, Louisiana, and since  November 2018, our first company-owned rice mill in Wynne, Arkansas.  Arkansas is in the largest rice producing state in the United States.  In April 2019, we purchased a grain processing facility in East Grand Forks, Minnesota.  At our Dillon, Montana facility, we produce our process patented Stage II products including: RiSolubles, RiFiber; RiBalance and ProRyza.  We operate proprietary processing equipment and process-patented technology for the stabilization and further processing of rice bran into finished products.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Guidance

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued guidance which changes the accounting for leases, ASU 2016-02, Leases.  Under prior GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease for us as a lessee depended primarily on the lease’s classification as a finance or operating lease.  For both types of leases, we recognized a right-of-use asset and a lease liability.  For finance leases, we recognized amortization of the right-of-use asset separately from interest expense on the lease liability.  On January 1, 2019, we adopted the guidance, and subsequent guidance related to the topic in ASU 2018-11, using the modified retrospective method.  Upon completing our implementation assessment of the guidance, we concluded that no adjustment was required to our retained earnings as of January 1, 2019.  We elected the package of practical expedients in transition for leases that commenced prior to January 1, 2019, and therefor did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases.   We did not elect to use hindsight for transition when considering judgments and estimates such as assessments of lease options to extend or terminate a lease or purchase the underlying asset.  We have no land easements.  For all asset classes, we elected to (i) not recognize a right-of-use asset and lease liability for leases with a term of 12 months or less and (ii) not separate nonlease components from lease components and have accounted for combined lease and nonlease components as a single lease component.  As of January 1, 2019, we recorded operating lease right-of-use assets of $3.0 million and operating lease liabilities $3.3 million, with the difference being a reduction to existing liabilities.  The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods, other than finance leases are now separately classified and are no longer classified as long-term debt.  Additional disclosures required by the guidance are presented within the “Leases” policy disclosure below and Note 9.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees.  As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. We adopted ASU 2018-07 on January 1, 2019.  The guidance did not change the way we recognize expense for director awards.  Adoption of the standard only impacted the recognition of expense, on a prospective basis, for one vendor’s awards which are subject to performance conditions.  Adoption of the standard did not have a material impact on our financial statements for the three months ended March 31, 2019.  Additional disclosures required by the guidance are presented within the “Share-Based Compensation” policy disclosure below.

Reclassifications – Certain reclassifications have been made to amounts reported for the prior period to achieve consistent presentation with the current period.

Leases – The following summarizes our leases accounting policy effective January 1, 2019:

We lease certain buildings, land and corporate office space under operating leases with monthly or annual rent payments.  We lease certain machinery and equipment under finance leases with monthly rent payments.  We determine if an arrangement is a lease at inception.  Operating lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as operating lease liabilities in our consolidated balance sheets.  Finance lease assets are included in property and equipment, net, and the related liabilities are included as finance lease liabilities in our consolidated balance sheets.

We recognize right-of-use assets and lease liabilities based on the present value of the future minimum lease payments over the lease term, beginning at the commencement date, for leases exceeding 12 months.  Minimum lease payments include the fixed lease components of the lease and any variable rate payments that depend on an index, initially measured using the index at the lease commencement date.  Lease terms may include options to renew when it is reasonably certain that we will exercise that option.  We combined lease and nonlease components and account for them as a single lease component.  Certain leases contain rent escalation clauses, rent holidays, capital improvement funding or other lease concessions.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

In determining our right-of-use assets and lease liabilities, we apply a discount rate to the minimum lease payments within each lease.  When we cannot readily determine the discount rate implicit in a lease, we utilize our incremental borrowing rate, the rate of interest that we would incur to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.  To estimate the incremental borrowing rate we reference a market yield curve consistent with our credit quality.

We recognize operating lease expense related to the minimum lease payments on a straight-line basis over the lease term.  For finance leases, we recognize amortization expense related to the minimum lease payments on a straight-line basis over the lease term while interest expense is recognized using the effective interest method.  Expense related to variable lease payments that do not depend on a rate or index and short-term rentals, on leases with terms less than 12 months, are expensed as incurred.

Share-Based Compensation – The following summarizes our share-based compensation accounting policy effective January 1, 2019:

Share-based compensation expense for stock options granted to employees is calculated at the grant date using the Black-Scholes-Merton valuation model based on awards ultimately expected to vest and expensed on a straight-line basis over the service period of the grant.   We recognize forfeitures as they occur.  The Black-Scholes-Merton option pricing model requires us to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management’s judgment regarding market factors and trends.  We will use alternative valuation models if grants have characteristics that cannot be reasonably estimated using the Black-Scholes-Merton model.

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

For restricted stock units with market conditions, share-based compensation is measured based on the fair value of the award on the date of grant using a binomial simulation model and expense is recognized over the derived service period determined by the simulation.  The binomial simulation model requires us to estimate key assumptions such as stock volatility, risk-free interest rates and dividend yield based on both historical information and management’s judgment regarding market factors and trends.

Share-based compensation awards to non-employees is calculated as of the grant date, taking into consideration the probability of satisfaction of performance conditions, in a manner consistent with awards to employees.  The expense associated with share-based awards for services are recognized over the term of service.  In the event services are terminated early or we require no specific future performance, the entire amount is expensed.  The expense associated with share-based awards made in exchange for goods is generally attributed to expense in the same manner as if the vendor had been paid in cash.

NOTE 4. ACQUISITIONS

Golden Ridge

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the purchase price allocation, the consideration transferred to acquire Golden Ridge, as well as the amounts of identified assets acquired and liabilities assumed based on the estimated fair value as of the November 28, 2018, acquisition date (in thousands, except share and per share amounts).

1,666,667 shares of common stock, at fair value of $3.00 per share at Closing	$5,000
Golden Ridge financial liabilities paid for the seller	2,661
Cash	250
Note payable to seller	609
Working capital adjustment to purchase price, receivable from seller	(1,147)
Total fair value of consideration transferred	7,373

Cash	409
Accounts receivable	1,587
Inventories	103
Property and equipment	5,092
Accounts payable	(222)
Commodities payable	(2,559)
Accrued expenses	(12)
Equipment notes payable	(203)
Net recognized amounts of identifiable assets acquired and liabilities assumed	4,195
Goodwill	$3,178

The 1,666,667 shares issued at closing include 380,952 shares that were deposited in an escrow account to be used to satisfy any indemnification obligations of the seller that may arise.  As of March 31, 2019, and December 31, 2018, the 380,952 shares remained in escrow.  The fair value of trade receivables at November 28, 2018 was $1.6 million which was $0.1 million less than the amount of gross trade receivables.  The $3.2 million to goodwill is deductible for tax purposes over the next fifteen years.

The purchase price is subject to adjustment if the estimated closing working capital with respect to the assets purchased and the liabilities assumed is different than the actual closing working capital, as defined in the purchase agreement.  On a preliminary basis, we estimated a working capital adjustment of $1.1 million as of closing, which was reflected as a receivable from the seller of Golden Ridge as of December 31, 2018.  In the three months ended March 31, 2019, we revised the estimated working capital adjustment to $1.0 million based on a change in the estimated accounts receivable acquired. We have not yet finalized the adjustment with the seller of Golden Ridge.  The final adjustment may differ from the estimate.

Our revenues for the three months ended March 31, 2019 include $2.7 million related to the acquired business.  Our net income for the three months ended March 31, 2019 includes $0.4 million of net loss related to the acquired business.  After making a reasonable effort, we were unable to determine the underlying information required to prepare pro forma information for the three months ended March 31, 2018, as if the acquisition had occurred January 1, 2018.

MGI

On April 4, 2019, we acquired substantially all of the assets comprising the business of MGI Grain Processing, LLC, a Minnesota limited liability company (MGI) for an aggregate purchase price of $3.8 million that was paid as follows: (i) $3.5 million was paid to MGI at closing; and (ii) $250,000 was deposited in an escrow account to be held for 60 days used to satisfy any indemnification obligations of MGI that may arise.  MGI owns and operates a grain mill and processing facility in East Grand Forks, Minnesota.  The purchase price is subject to adjustment if the estimated net working capital with respect to the assets purchased and the liabilities assumed falls outside of a specified range.  We acquired MGI as part of our strategy to expand our product portfolio. The acquisition will be accounted for as a business combination.  The results of MGI’s operations will be included in our consolidated financial statements beginning April 4, 2019.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5. DISCONTINUED OPERATIONS AND RESTRICTED CASH

In July 2017, we completed the sale of the assets of Healthy Natural (HN) for $18.3 million in cash and recognized a gain on sale of $8.2 million, net of $4.7 million tax.  The selling price was subject to adjustment if the estimated closing working capital with respect to the assets sold and the liabilities assumed was different than the actual closing working capital for those assets and liabilities.  The calculation of working capital was disputed.  The $8.2 million net gain on sale recognized in 2017 was based on an estimated working capital adjustment of $0.3 million.  During the three months ended March 31, 2019, the estimated working capital adjustment increased from $0.3 million to $0.5 million when we finalized the adjustment with the purchaser of HN.  The adjustment to lower the gain on the sale of HN as a result of the change in the estimated working capital adjustment is recorded in discontinued operations in the three months ended March 31, 2019, net of zero tax benefit.  Our consolidated balances sheets include a liability for settlement of the working capital adjustment of $0.5 million as of March 31, 2019, and $0.3 million as of December 31, 2018.

Restricted cash on our consolidated balance sheets as of March 31, 2019 and December 31, 2018, relates to the $0.2 million balance in an escrow account established at the time of the sale for settlement of the working capital adjustment.  We expect the amounts in escrow to be used by the purchaser of HN to cover a portion of the working capital adjustment.

NOTE 6. CASH AND CASH EQUIVALENTS

As of March 31, 2019, we have $5.0 million of cash and cash equivalents invested in a money market fund with net assets invested in U.S. Dollar denominated money market securities of domestic and foreign issuers, U.S. Government securities and repurchase agreements.  We consider all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

We have cash on deposit in excess of federally insured limits at a bank.  We do not believe that maintaining substantially all such assets with the bank or investing in a liquid mutual fund represent material risks.

NOTE 7. CONCENTRATION OF RISK

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of trade accounts receivable.  We perform ongoing credit evaluations on the financial condition of our customers and generally do not require collateral.

Revenues and accounts receivable from significant customers (customers with revenue or accounts receivable in excess of 10% of any consolidated totals) are stated below as a percent of consolidated totals.

	Customer
	A	B	C	D
% of Revenues, three months ended March 31, 2019	18%	10%	10%	9%
% of Revenues, three months ended March 31, 2018	-%	20%	-%	11%

% of Accounts Receivable, as of March 31, 2019	20%	11%	14%	9%
% of Accounts Receivable, as of December 31, 2018	16%	13%	14%	-%

The following table presents revenues by geographic area shipped to in the three months ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31
	2019	2018
United States	$6,065	$3,167
Other countries	299	385
Revenues	$6,364	$3,552

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents revenues by product line in the three months ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31
	2019	2018
Food	$4,747	$1,868
Animal nutrition	1,617	1,684
Revenues	$6,364	$3,552

Purchases from certain significant vendors are stated below as a percent of total purchases for the three months ended March 31, 2019 and 2018.

	% of Total Purchases Three Months Ended March 31
	2019	2018
Vendor 1	9%	13%
Vendor 2	8%	13%
Others	83%	74%
Total	100%	100%

We purchase raw materials from various vendors.  Those purchases represent 69% and 53% of our cost of goods sold in the three months ended March 31, 2019 and 2018.

NOTE 8. DEBT

The note payable to the seller of Golden Ridge, bears interest at an annual rate of 6.8%.  Interest is payable monthly.  We paid $0.3 million of principal on the note in January 2019.  The remaining principal is payable upon maturity of the note in November 2019.

Long-term debt consists of equipment notes which expire in 2022.   Obligations under the notes were initially recorded in November 2018 when we assumed the debt in connection with our acquisition of Golden Ridge.  The debt was initially recorded at the present value of future payments, using a rate of 4.8%, which was determined to approximate market rates for similar debt with similar maturities as of the acquisition date.

NOTE 9. LEASES

The components of lease expense and cash flows from leases for the three months ended March 31, 2019 (amounts in thousands) follows.

Finance lease cost:
Amortization of right-of use assets, included in cost of goods sold	$4
Interest on lease liabilities	2
Operating lease cost, included in selling, general and administrative expenses:
Fixed leases cost	130
Variable lease cost	32
Short-term lease cost	9
Total lease cost	$177

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2
Operating cash flows from operating leases	$177
Financing cash flows from finance leases	$11

As of March 31, 2019, variable lease payments do not depend on a rate or index.  As of March 31, 2019, property and equipment, net, includes $0.1 million of finance lease right-of-use-assets.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2019, we do not believe it is certain that we will exercise any renewal options.  The remaining terms of our leases and the discount rates used in the calculation of the fair value of our leases as of March 31, 2019, follows.

	Operating Leases	Finance Leases
Remaining leases terms (in years)	1.0-13.9	2.1-3.6
Weighted average remaining lease terms (in years)	8.4	2.7
Discount rates	4.9%-9.0%	4.8%-5.2%
Weighted average discount rate	7.6%	4.8%

Maturities of lease liabilities as of March 31, 2019, follows (in thousands).

	Operating Leases	Finance Leases
2019 (nine months ended December 31, 2019)	$341	$38
2020	525	51
2021	536	33
2022	548	5
2023	528	-
Thereafter	1,897	-
Total lease payments	4,375	127
Amounts representing interest	(1,226)	(7)
Present value of lease obligations	$3,149	$120

Future annual minimum operating lease payments and finance lease maturities as of December 31, 2018, prepared in accordance with the guidance in effect prior to adoption of ASU 2016-02, follow (in thousands).

	Operating Leases	Finance Leases
2019	$519	$51
2020	525	51
2021	536	33
2022	548	5
2023	528	-
Thereafter	1,897	-
Total minimum lease payments	$4,553	140
Amounts representing interest		(9)
Present value of minimum payments		$131

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10. EQUITY, SHARE-BASED COMPENSATION AND WARRANTS

A summary of equity activity for the three months ended March 31, 2019 and March 31, 2018, follows (in thousands, except share amounts).

	Shares
	Preferred Series G	Common	Preferred Stock	Common Stock	Accumulated Deficit	Equity
Balance, December 31, 2018	405	29,098,207	$201	$296,739	$(273,229)	$23,711

Proceeds from sale of common stock and pre-funded warrant, net of costs	-	3,046,668	-	11,593	-	11,593
Common stock awards under equity incentive plans	-	36,881	-	364	-	364
Exercise of common stock warrants	-	600,000	-	1,980	-	1,980
Conversion of preferred stock into common stock	(180)	170,818	(89)	89	-	-
Exercise of common stock options	-	77,078	-	60	-	60
Other	-	-	-	28	-	28
Net loss	-	-	-	-	(3,227)	(3,227)
Balance, March 31, 2019	225	33,029,652	$112	$310,853	$(276,456)	$34,509

	Shares
	Preferred Series G	Common	Preferred Stock	Common Stock	Accumulated Deficit	Equity
Balance, December 31, 2017	630	18,046,731	$313	$279,548	$(265,128)	$14,733
Common stock awards under equity incentive plans	-	78,377	-	245	-	245
Exercise of common stock warrants	-	1,827,999	-	1,755	-	1,755
Other	-	-	-	75	-	75
Net loss	-	-	-	-	(1,913)	(1,913)
Balance, March 31, 2018	630	19,953,107	$313	$281,623	$(267,041)	$14,895

On March 8, 2019, we issued and sold 3,046,668 shares of common stock for $3.00 per share and a pre-funded warrant exercisable into 1,003,344 shares of common stock for $2.99 per share, in a private placement.  The warrant has an exercise price of $0.01 per share and is immediately exercisable, however the current holder must obtain approval from our shareholders to exercise the warrant to the extent such exercise would result in the shareholder owning in excess of 19.99% of our common shares outstanding.  The warrant expires in March 2029.  We determined the pre-funded warrant qualifies for equity accounting.  The net proceeds from the offering of $11.6 million, after deducting commissions and other cash offering expenses of $0.5 million, are recorded in equity.  We determined the exercise price of the warrant is nominal and, as such, have considered the 1,003,344 shares underlying the warrant to be outstanding effective March 8, 2019, for the purposes of calculating basic EPS.

During the three months ended March 31, 2019, we also issued:

•	30,887 shares of common stock to employees with a fair value at issuance of $3.22 per share.
•	5,994 shares of common stock to a consultant with an average fair valuer at issuance of $3.48 per share.
•	600,000 shares of common stock upon exercise of warrants at an exercise price of $3.30 per share. The exercised warrants had expiration dates in April 2019.
•	170,818 shares of common stock upon conversion of 180 shares of Series G preferred stock. We reclassified the $0.1 million carrying value of the related preferred stock to common stock.
•	77,078 shares of common stock upon exercise of options at a weighted average exercise price of $0.78 per share.
•
options to employees and a consultant for the purchase of up to 188,662 shares of common stock at an average exercise price of $3.25 per share and an average grant date fair value of $2.05 per share.  The options vest and become exercisable in four equal annual installments beginning in January and February 2020.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

During the three months ended March 31, 2019, warrants for the issuance of up to 950,614 shares of common stock at an exercise price of $5.25 per share expired.

During the three months ended March 31, 2019, a vendor earned and we expensed the value of 9,148 shares, previously issued and held in escrow.  These shares were valued at $2.92 per share, the fair value of the shares on January 1, 2019, when we adopted ASU 2018-07.

During the three months ended March 31, 2018, we issued:

•	50,469 shares of common stock to employees with an average fair value at issuance of $1.38 per share.
•	27,908 shares of common stock to a consultant with an average fair value at issuance of $1.42 per share.
•	1,827,999 shares of common stock when warrant holders exercised warrants at an exercise price of $0.96 per share.
•
warrants for the purchase of up to 315,000 shares of common stock, at a weighted average exercise price of $4.73 per share and a weighted average term of 2.4 years.  We recognized $0.1 million of expense for these issuances.

•
options to employees for the purchase of up to 278,873 shares of common stock at an exercise price of $1.42 and a grant date fair value of $0.97 per share.  The options vest and become exercisable in four equal annual installments beginning in January 2019.

During the three months ended March 31, 2018, a vendor earned and we expensed the value of 9,824 shares, previously issued and held in escrow.  The shares were valued at the $1.57 per share fair value of the shares when earned, under the guidance for nonemployee awards in effect in 2018, prior to our adoption of ASU 2018-07.

NOTE 11. LOSS PER SHARE (EPS)

Basic EPS is calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends.  Our outstanding convertible preferred stock are considered participating securities as the holders may participate in undistributed earnings with holders of common shares and are not obligated to share in our net losses.

Diluted EPS is computed by dividing the net income attributable to our common shareholders by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the impact of assumed exercises and conversions is dilutive.  The dilutive effects of outstanding options, warrants, nonvested shares and restricted stock units that vest solely on the basis of a service condition are calculated using the treasury stock method.  The dilutive effects of the outstanding preferred stock are calculated using the if-converted method.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Below are reconciliations of the numerators and denominators in the EPS computations.

	Three Months Ended March 31
	2019	2018
NUMERATOR (in thousands):
Basic and diluted - loss from continuing operations	$(3,011)	$(1,913)

DENOMINATOR (in thousands):
Basic EPS - weighted average number of common shares outstanding	29,347,318	17,083,442
Effect of dilutive securities outstanding	-	-
Diluted EPS - weighted average number of shares outstanding	29,347,318	17,083,442

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive:
Stock options	1,061,926	846,558
Warrants	10,020,616	21,959,539
Convertible preferred stock	259,075	597,865
Restricted stock units	1,215,000	650,167

Weighted average number of nonvested share of common stock not included in diluted EPS because effect would be antidilutive	1,044,709	1,275,452

The impacts of potentially dilutive securities outstanding at March 31, 2019 and 2018, were not included in the calculation of diluted EPS for the three months ended March 31, 2019 and 2018 because to do so would be anti-dilutive.  Those securities listed in the table above which were anti-dilutive for March 31, 2019 and 2018, which remain outstanding, could potentially dilute EPS in the future.

NOTE 12. INCOME TAXES

Our tax expense for the three months ended March 31, 2019 and 2018, differs from the tax expense computed by applying the U.S. statutory tax rate to net loss from continuing operations before income taxes as no tax benefits were recorded for tax losses generated in the U.S.  As of March 31, 2019, we had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards.  We provided a full valuation allowance against our deferred tax assets as future realization of such assets is not more likely than not to occur.

Based on our analysis of tax positions taken on income tax returns filed, we have determined no material liabilities related to uncertain income tax positions exist.  Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state, and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law.  A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.

NOTE 13. FAIR VALUE MEASUREMENTS

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  The fair values of our debt and finance lease liabilities approximates their carrying values, based on the current market rates for similar debt with similar maturities.  The fair value of our operating lease liabilities is approximately $0.2 million higher than their carrying values, based on the current market rates for similar debt with similar maturities (Level 3).

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Certain assets and liabilities are presented in the financial statements at fair value.  Assets and liabilities measured at fair value on a recurring basis include derivative warrant and conversion liabilities.  As of March 31, 2019 and December 31, 2018, no assets and liabilities are measured at fair value.  Assets and liabilities measured at fair value on a non-recurring basis may include property.

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

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

NOTE 15. RELATED PARTY TRANSACTIONS

In March 2019, we issued and sold to Continental Grain Company (CGC) 666,667 shares of common stock and a pre-funded warrant to purchase up to 1,003,344 shares of common stock for $2.99 per, share at an exercise price of $0.01 per share.  Our director, Ari Gendason is a senior vice president and chief investment officer of CGC.  As of the date of this filing, CGC owns approximately 19% of our outstanding common stock.  We have agreed that in connection with each annual or special meeting of our shareholders at which members of our board of directors are to be elected, or any written consent of our shareholders pursuant to which members of the board of directors are to be elected, CGC shall have the right to designate one nominee to our board of directors.

NOTE 16.  TRANSACTIONS WITH EMPLOYEES

Wayne Wilkison, our employee, and former owner of Golden Ridge, owns various farms and a freight company with which we conduct business.  During the three months ended March 31, 2019, we paid $1.4 million to these entities.  As of March 31, 2019 and December 31, 2018, $0.4 million and $1.9 million was included in commodities payable for amounts owed to these entities.  The note payable to seller of Golden Ridge, described further in Note 4, is payable to Mr. Wilkison.  The purchase price working capital adjustment, described further in Note 4 is receivable from Mr. Wilkison.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from our continuing operations.  Refer to Note 4 of our Notes to Consolidated Financial Statements for additional information on acquisitions.

	Three Months Ended March 31		Change
	2019	2018	%
	(in thousands)
Revenues	$6,364	$3,552	79.2
Cost of goods sold	6,021	2,598	(131.8)
Gross profit	343	954	(64.0)
Gross profit %	5.4%	26.9%

Selling, general and administrative expenses	3,341	2,853	(17.1)
Loss from operations	(2,998)	(1,899)	(57.9)
Other expense	(13)	(14)
Loss before income taxes	$(3,011)	$(1,913)

Revenues increased $2.8 million, or 79.2%, in the first quarter of 2019 compared to the first quarter of 2018.  Animal feed product revenues decreased 4%.  Food product revenues increased 154% year over year, primarily due to the acquisition of Golden Ridge and increased buying from our existing customer base.

Gross profit percentage declined 21.5 percentage points to 5.4% in the first quarter of 2019, from 26.9% in the first quarter of 2018.  The decline in gross profit was primarily attributable to the 4.6% increase in raw bran prices, product mix, and higher freight and applied costs.  Our Dillon plant experienced an increase in costs by approximately 69% in the first quarter of 2019, compared to the first quarter of 2018, primarily due to the increase in production labor related expenses of $0.2 million.  We also experienced an increase in operational expenses and lower than expected production volume related to Golden Ridge, which resulted in a decrease in gross profit by approximately $0.3 million in the first quarter of 2019.

Selling, general and administrative (SG&A) expenses were $3.3 million in 2019, compared to $2.9 million in 2018, an increase of $0.4 million, or 17.1% primarily related to corporate expenses.  In connection with the Golden Ridge acquisition, we incurred approximately $0.3 million in non-capitalized acquisition-related costs, primarily driven by professional fees.  Additionally, first quarter of 2019 share-based compensation expense increased $0.1 million, compared to the first quarter of 2018.

Other expense was relatively flat in the first quarter of 2019 compared to the first quarter of 2018.

Index
Liquidity and Capital Resources

Cash used in operating activities of continuing operations is presented below (in thousands).

	Three Months Ended March 31
	2019	2018
Cash flow from operating activities:
Loss from continuing operations	$(3,011)	$(1,913)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	410	199
Stock and share-based compensation	392	320
Loss on disposal of property	1	88
Other	(49)	4
Changes in operating assets and liabilities:
Accounts receivable	(1,244)	(279)
Inventories	(149)	(118)
Accounts payable and accrued expenses	(134)	(639)
Commodities payable	(1,818)	176
Other	(359)	80
Net cash used in operating activities	$(5,961)	$(2,082)

As of March 31, 2019, our cash and cash equivalents balance was $13.3 million compared to a cash and cash equivalents balance of $7.0 million as of December 31, 2018.  We used $6.0 million in operating cash during the 2019 first quarter, compared to $2.1 million of operating cash in the 2018 first quarter.  Part of the $3.9 million increase in use of cash between periods was the result of our payment of approximately $1.8 million of commodities payable in the first quarter of 2019, related to the liability we assumed in connection with the acquisition of Golden Ridge in November 2018.  We also funded $1.2 million of capital expenditures in the first quarter of 2019 compared to $0.7 million in the first quarter of 2018.  These capital expenditures relate to our drum dryer equipment in our Dillon plant and our grinding project at our Riverside facility.  Offsetting these uses of cash in the first quarter of 2019 were (i) $11.6 million of proceeds, net of expenses, from the sale and issuance 3,046,668 shares of common stock for $3.00 per share and a pre-funded warrant exercisable into 1,003,344 shares of common stock for $2.99 per share and (ii) $2.0 million of proceeds from warrant exercises.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness discussed below:

As reported in our Annual Report on Form 10-K for the year ended December 31, 2018, filed on April 2, 2019, management identified the following material weaknesses in our internal control over financial reporting during the period covered by this report, related to management’s review controls over significant accounting estimates and review controls over accounting for non-routine and complex accounting transactions.

A material weakness was identified relating to non-routine purchase accounting evaluation and related disclosures, and to our accounting for certain issuances of equity.  Management’s review controls over non-routine and complex accounting transactions were affected by the relocation from Arizona to Texas, in the second quarter of 2018, that resulted in reduced employed personnel with the appropriate level of experience and technical expertise to oversee the accounting and financial reporting requirements related to significant and complex acquisitions and equity transactions.

Changes in Internal Control over Financial Reporting

In April 2019, management  initiated remediation measure related to the material weakness described above including, but not limited to: hiring additional accounting staff or engaging third parties to (i) assist us in complying with the accounting and financial reporting requirements related to significant and complex acquisitions and equity transactions; and (ii) assist us with formalizing our business processes, accounting policies and internal control documentation, strengthening supervisory reviews by our management, and evaluating the effectiveness of our internal controls in accordance with the framework established by Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.

Except as noted above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition, liquidity or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2019, we issued the securities described below without registration under the Securities Act.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  All issuances below were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

In January 2019, we issued 170,818 shares of common stock upon conversion of 180 shares of Series G preferred stock.

Index
Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are attached hereto and filed herewith:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Here-with
10.1	Form of Common Stock Purchase Agreement dated March 7, 2019	8-K	001-36245	10.1	March 13, 2019
10.2	Pre-funded Warrant dated March 7, 2019	8-K	001-36245	10.2	March 13, 2019
10.3	Form of Registration Rights Agreement dated March 7, 2019	8-K	001-36245	10.3	March 13, 2019
10.4	Amendment to Registration Rights Agreement dated March 7, 2019	8-K	001-36245	10.4	March 13, 2019
10.5	Asset Purchase Agreement with MGI Grain Processing, LLC	8-K	001-36245	10.1	April 5, 2019
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS (1)	XBRL Instance Document					X
101.SCH (1)	XBRL Taxonomy Extension Schema Document					X
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF (1)	XBRL Taxonomy Extension Calculation Definition Linkbase Document					X
101.LAB (1)	XBRL Taxonomy Extension Calculation Label Linkbase Document					X
101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Linkbase Document					X

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

Dated: May 9, 2019

/s/ Brent R. Rystrom
Brent R. Rystrom
Director and Chief Executive Officer

/s/ Dennis A. Dykes
Dennis A. Dykes
Chief Financial Officer