Form 10-Q
period 2019-06-30
RiceBran Technologies
filed 2019-08-13
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-36245
RiceBran Technologies
(Exact Name of Registrant as Specified in its Charter)

California	87-0673375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1330 Lake Robbins Drive, Suite 250	77380
The Woodlands, TX	(Zip Code)
(Address of Principal Executive Offices)

(281) 675-2421
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, no par value per share	RIBT	The NASDAQ Capital Market

As of July 31, 2019, shares of the registrant’s common stock outstanding totaled 34,246,714.

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

RiceBran Technologies
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2019 and 2018
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018

Revenues	$6,219	$3,198	$12,583	$6,750
Cost of goods sold	6,463	2,535	12,484	5,133
Gross profit (loss)	(244)	663	99	1,617
Selling, general and administrative expenses	3,422	2,830	6,763	5,683
Operating loss	(3,666)	(2,167)	(6,664)	(4,066)
Other income (expense):
Interest income	23	-	23	-
Interest expense	(19)	(2)	(31)	(3)
Other income	6	9	6	9
Other expense	(3)	-	(4)	(13)
Total other income (expense), net	7	7	(6)	(7)
Loss before income taxes	(3,659)	(2,160)	(6,670)	(4,073)
Income tax benefit	-	-	-	-
Loss from continuing operations	(3,659)	(2,160)	(6,670)	(4,073)
Loss from discontinued operations	-	-	(216)	-
Net loss	$(3,659)	$(2,160)	$(6,886)	$(4,073)

Basic loss per common share:
Continuing operations	$(0.11)	$(0.11)	$(0.21)	$(0.22)
Discontinued operations	-	-	(0.01)	-
Basic loss per common share	$(0.11)	$(0.11)	$(0.22)	$(0.22)

Diluted loss per common share:
Continuing operations	$(0.11)	$(0.11)	$(0.21)	$(0.22)
Discontinued operations	-	-	(0.01)	-
Diluted loss per common share	$(0.11)	$(0.11)	$(0.22)	$(0.22)

Weighted average number of shares outstanding:
Basic	33,204,332	20,366,451	31,382,927	18,731,925
Diluted	33,204,332	20,366,451	31,382,927	18,731,925

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Balance Sheets
(Unaudited) (in thousands, except share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$7,189	$7,044
Restricted cash	225	225
Accounts receivable, net of allowance for doubtful accounts of $71 and $14	3,954	2,529
Receivable from sellers of Golden Ridge - working capital adjustments to purchase price	563	1,147
Receivable from seller of MGI - working capital adjustments to purchase price	36	-
Inventories
Finished goods	1,133	856
Packaging	111	102
Other current assets	854	610
Total current assets	14,065	12,513
Property and equipment, net	18,794	15,010
Operating lease right-of-use assets	2,896	-
Goodwill	3,903	3,178
Intangible assets	961	16
Other long-term assets	26	-
Total assets	$40,645	$30,717

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,633	$1,583
Commodities payable	1,534	2,735
Accrued salary, wages and benefits	828	933
Accrued expenses	1,108	520
Customer prepayments	39	145
Payable to purchaser of HN - working capital adjustment to purchase price	475	259
Note payable to seller of Golden Ridge	358	609
Operating lease liabilities, current portion	295	-
Finance lease liabilities, current portion	93	45
Long term debt, current portion	21	32
Total current liabilities	6,384	6,861
Operating lease liabilities, less current portion	2,799	-
Finance lease liabilities, less current portion	216	86
Long term debt, less current portion	48	59
Total liabilities	9,447	7,006
Commitments and contingencies
Shareholders' Equity:

Preferred stock, 20,000,000 shares authorized: Series G, convertible, 3,000 shares authorized, 225 shares and 405 shares, issued and outstanding	112	201
Common stock, no par value, 50,000,000 shares authorized, 34,246,714 shares and 29,098,207 shares, issued and outstanding	311,201	296,739
Accumulated deficit	(280,115)	(273,229)
Total shareholders' equity	31,198	23,711
Total liabilities and shareholders' equity	$40,645	$30,717

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2019 and 2018
(Unaudited) (in thousands)

	Six Months Ended
	2019	2018
Cash flow from operating activities:
Net loss	$(6,886)	$(4,073)
Loss from discontinued operations	216	-
Loss from continuing operations	(6,670)	(4,073)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities
Depreciation and amortization	873	371
Stock and share-based compensation	643	491
Other	(2)	95
Changes in operating assets and liabilities:
Accounts receivable	(774)	(136)
Inventories	(5)	165
Accounts payable and accrued expenses	(68)	148
Commodities payable	(768)	-
Other	(398)	(26)
Net cash used in operating activities	(7,169)	(2,965)
Cash flows from investing activities:
Acquisition of MGI	(3,795)	-
Purchases of property and equipment	(2,319)	(1,809)
Net cash used in investing activities	(6,114)	(1,809)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrant, net of issuance costs	11,593	-
Proceeds from common stock warrant exercises	1,990	5,683
Proceeds from common stock option exercises	147	-
Payments of debt and finance lease liabilities	(302)	(2)
Net cash provided by financing activities	13,428	5,681
Net change in cash and cash equivalents and restricted cash	$145	$907

Cash and cash equivalents and restricted cash, beginning of period
Cash and cash equivalents	$7,044	$6,203
Restricted cash	225	775
Cash and cash equivalents and restricted cash, beginning of period	7,269	6,978
Cash and cash equivalents and restricted cash, end of period
Cash and cash equivalents	7,189	7,660
Restricted cash	225	225
Cash and cash equivalents and restricted cash, end of period	7,414	7,885
Net change in cash and cash equivalents and restricted cash	$145	$907

Supplemental disclosures:
Cash paid for interest	$43	$3
Cash paid for income taxes	$-	$-

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (interim financial statements) of RiceBran Technologies and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q; therefore, they do not include all of the information and notes required by GAAP for complete financial statements.  The interim financial statements contain all adjustments necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented. All such adjustments were normal and recurring in nature.

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

NOTE 2. BUSINESS

RiceBran Technologies is a vertically integrated ingredient company serving food, animal nutrition, and specialty markets focused on value-added processing and marketing of healthy, natural, and nutrient dense products derived from rice bran, an underutilized by-product of rice milling.  We apply our proprietary technologies and intellectual properties to convert raw rice bran into high value products including stabilized rice bran (SRB), RiBalance, a rice bran nutritional package derived from SRB; RiSolubles, a nutritious, carbohydrate and lipid rich fraction of RiBalance; RiFiber, a fiber rich insoluble derivative of RiBalance, and ProRyza, a rice bran protein-based product, and a variety of other valuable derivatives extracted from these core products.

In granular form, SRB is a food additive used in the production of finished goods for both human and animal consumption. We believe SRB has certain inherent qualities that make it more attractive for this purpose than food additives based on the by-products of other agricultural commodities.  Our SRB and refined SRB products and derivatives support the production of healthy, natural, hypoallergenic, gluten free, and non-genetically modified ingredients and supplements for use in meats, baked goods, cereals, coatings, health foods, and high-end animal nutrition. Our target customers are natural food, food and animal nutrition manufacturers, wholesalers and retailers, both domestically and internationally.

We manufacture and distribute SRB in various granulations from four locations: two leased facilities located within supplier-owned rice mills in Arbuckle and West Sacramento, California; one company-owned facility in Mermentau, Louisiana, and since November 2018, our first company-owned rice mill in Wynne, Arkansas, Golden Ridge Rice Mills, Inc.  At our Dillon, Montana facility, we produce SRB based products and derivatives that have been further refined through our proprietary process.  Our Golden Ridge rice mill in Wynne, Arkansas also supplies grades U.S. No. 1 and No. 2 premium long and medium white rice. In April 2019, we purchased MGI Grain Processing, LLC, a grain processing facility in East Grand Forks, Minnesota, to enhance the variety of grains which we can offer to the market and to the customers of our Golden Ridge rice milling operation.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Guidance

None

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Recently Adopted Accounting Standards

In February 2016, the FASB issued guidance which changed the accounting for leases, ASU 2016-02, Leases.  Under prior GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease depended primarily on the lease’s classification as a finance or operating lease.  For both types of leases, we recognized a right-of-use asset and a lease liability.  For finance leases, we recognized amortization of the right-of-use asset separately from interest expense on the lease liability.  On January 1, 2019, we adopted the guidance, and subsequent guidance related to the topic in ASU 2018-11, using the modified retrospective method.  Upon completing our implementation assessment of the guidance, we concluded that no adjustment was required to our retained earnings as of January 1, 2019.  We elected the package of practical expedients in transition for leases that commenced prior to January 1, 2019, and therefore did not reassess (i) whether any expired or existing contracts are, or contain, leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases.  We did not elect to use hindsight for transition when considering judgments and estimates such as assessments of lease options to extend, or terminate, a lease, or to purchase the underlying asset.  We have no land easements.  For all asset classes, we elected to (i) not recognize a right-of-use asset and lease liability for leases with a term of 12 months or less and (ii) not separate nonlease components from lease components, and we have accounted for combined lease and nonlease components as a single lease component.  As of January 1, 2019, we recorded operating lease right-of-use assets of $3.0 million and operating lease liabilities of $3.3 million, with the difference being a reduction to existing liabilities.  The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods, other than finance leases, which are now separately classified and are no longer classified as long-term debt.  Additional disclosures required by the guidance are presented within the “Leases” policy disclosure below and Note 11.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees.  As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. We adopted ASU 2018-07 on January 1, 2019.  The guidance did not change the way we recognize expense for director awards.  Adoption of the standard only impacted the recognition of expense, on a prospective basis, for one vendor’s awards which are subject to performance conditions.  Adoption of the standard did not have a material impact on our financial statements for the three or six months ended June 30, 2019.  Additional disclosures required by the guidance are presented within the “Share-Based Compensation” policy disclosure below.

Reclassifications

Certain reclassifications have been made to amounts reported for the prior period to achieve consistent presentation with the current period with no impact on previously reported shareholders’ equity or net loss.

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

We recognize right-of-use assets and lease liabilities based on the present value of the future minimum lease payments over the lease term, beginning at the commencement date, for leases exceeding a year.  Minimum lease payments include the fixed lease components of the lease and any variable rate payments that depend on an index, initially measured using the index at the lease commencement date.  Lease terms may include options to renew when it is reasonably certain that we will exercise that option.  We combined lease and nonlease components and account for them as a single lease component.  Certain leases contain rent escalation clauses, rent holidays, capital improvement funding or other lease concessions.

In determining our right-of-use assets and lease liabilities, we apply a discount rate to the minimum lease payments within each lease.  When we cannot readily determine the discount rate implicit in a lease, we utilize our incremental borrowing rate, the rate of interest that we would incur to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.  To estimate the incremental borrowing rate we reference a market yield curve consistent with our credit quality.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

We recognize operating lease expense related to the minimum lease payments on a straight-line basis over the lease term.  For finance leases, we recognize amortization expense related to the minimum lease payments on a straight-line basis over the lease term while interest expense is recognized using the effective interest method.  Expense related to variable lease payments that do not depend on a rate or index and short-term rentals, on leases with terms less than a year, are expensed as incurred.

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

For restricted stock units with market conditions, share-based compensation is measured based on the fair value of the award on the date of grant using a binomial simulation model and expense is recognized over the derived service period determined by the simulation.  The binomial simulation model requires us to estimate key assumptions such as stock volatility, risk-free interest rates and dividend yields based on both historical information and management’s judgment regarding market factors and trends.

Share-based compensation for awards to non-employees is calculated as of the grant date, taking into consideration the probability of satisfaction of performance conditions, in a manner consistent with awards to employees.  The expense associated with share-based awards for services are recognized over the term of service.  In the event services are terminated early or we require no specific future performance, the entire amount is expensed.  The expense associated with share-based awards made in exchange for goods is generally attributed to expense in the same manner as if the vendor had been paid in cash.

NOTE 4. ACQUISITIONS

Golden Ridge

In November 2018, we acquired substantially all of the assets comprising the business of Golden Ridge Rice Mills, LLC, now conducting business as Golden Ridge Rice Mills, Inc. (Golden Ridge).  The primary activity of the business is the operation of a rice mill in Wynne, Arkansas. We acquired the business as part of our strategy to vertically integrate in order to leverage our proprietary technologies for producing SRB and derivative products.  The acquisition has been accounted for as a business combination.  The results of Golden Ridge’s operations are included in our consolidated financial statements beginning November 28, 2018.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The purchase price for Golden Ridge was subject to adjustment if the estimated working capital with respect to the assets purchased and the liabilities assumed at the time of closing was different than the actual closing working capital, as defined in the purchase agreement.  We revised our preliminary estimate of the working capital adjustment as indicated in the table below.  We have not yet finalized the adjustment with the seller of Golden Ridge.  The final adjustment may differ from the estimate.  The following table summarizes the purchase price allocation as of closing and as revised (in thousands, except share and per share amounts).

	Estimated at Acquisition as of December 31, 2018	Adjustments	Estimated as of June 30, 2019

1,666,667 shares of common stock, at fair value of $3.00 per share at closing	$5,000	$-	$5,000
Golden Ridge financial liabilities paid for the seller	2,661	-	2,661
Cash	250	-	250
Note payable to seller	609	-	609
Working capital adjustment to purchase price, receivable from sellers	(1,147)	584	(563)
Total fair value of consideration transferred	7,373	584	7,957

Cash	409	(63)	346
Accounts receivable	1,587	87	1,674
Inventories	103	-	103
Property and equipment	5,092	-	5,092
Accounts payable	(222)	110	(112)
Commodities payable	(2,559)	432	(2,127)
Accrued liabilities	(12)	12	-
Lease liabilities	(104)	-	(104)
Equipment notes payable	(99)	6	(93)
Net recognized amounts of identifiable assets acquired and liabilities assumed	4,195	584	4,779
Goodwill	$3,178	$-	$3,178

The 1,666,667 shares issued at closing of our purchase of Golden Ridge included 380,952 shares that were deposited in an escrow account to be used to satisfy any indemnification obligations of the seller that may arise.  As of June 30, 2019, and December 31, 2018, the 380,952 shares remained in escrow. In July 2019, as a result of settlement of the working capital adjustment receivable and other claims with the sellers of Golden Ridge, (i) 340,000 shares of common stock held in the escrow account was returned to us, and (ii) the remaining $0.4 million in debt we owed to a seller was cancelled.

The fair value of trade receivables for Golden Ridge at November 28, 2018 was $1.6 million, which was $0.1 million less than the value of gross trade receivables.  Goodwill was primarily attributed to intangible assets that do not qualify for separate recognition and synergies generated by Golden Ridge’s integration with our other operations.  Between December 31, 2018 and June 30, 2019, information was discovered requiring adjustments to the opening balance sheet of Golden Ridge.  The adjustments resulted primarily from an overstatement of the opening balances of commodities payable and accounts payable at December 31, 2018.  These balances were adjusted in the June 30, 2019 financial statements. The impact of the adjustments to prior period financial statements is not considered significant.

Our revenues for the three and six months ended June 30, 2019, include $1.7 million and $4.5 million related to the acquired business.  Our net income for the three and six months ended June 30, 2019, includes $1.0 million and $1.4 million of net loss related to the acquired business.  After making a reasonable effort, we were unable to determine the underlying information required to prepare pro forma information for the three and six months ended June 30, 2018, as if the acquisition had occurred January 1, 2018.

MGI

On April 4, 2019, we acquired substantially all of the assets comprising the business of MGI Grain Processing, LLC, a Minnesota limited liability company (MGI) for an aggregate purchase price of $3.8 million, which included $0.3 million deposited in an escrow account at closing, that was subsequently released to the sellers in June 2019.  MGI owns and operates a grain mill and processing facility in East Grand Forks, Minnesota.  We acquired MGI as part of our strategy to expand our product portfolio.  The acquisition has been accounted for as a business combination.  The results of MGI’s operations are included in our consolidated financial statements beginning April 4, 2019.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The purchase price for MGI is subject to adjustment if the estimated closing working capital with respect to the assets purchased and the liabilities assumed is different than the actual closing working capital, as defined in the purchase agreement.  We have not yet finalized the adjustment with the seller of MGI.  The final adjustment may differ from the estimate.  The following table summarizes the preliminary purchase price allocation, the consideration transferred to acquire MGI, and the amounts of identified assets acquired and liabilities assumed, based on the estimated fair value as of the April 4, 2019, acquisition date (in thousands).

Cash	$3,795
Working capital adjustment to purchase price, receivable from seller	(38)
Total fair value of consideration transferred	3,757

Accounts receivable	591
Inventories	149
Deposits and other current assets	4
Property and equipment	1,560
Customer relationship	930
Other finite-lived intangible assets	35
Accounts payable	(219)
Finance lease liabilities	(18)
Net recognized amounts of identifiable assets acquired and liabilities assumed	3,032
Goodwill	$725

Our appraiser has not yet finalized certain fair value calculations, and the purchase price allocation is subject to change.  The fair value of trade receivables at April 4, 2019, equaled the gross amount of trade receivables. The fair value of the Customer relationship intangible is estimated using an income approach based on expected future cash flows. Preliminarily, we are amortizing the customer relationship intangible on a straight-line basis over fifteen years.  Goodwill primarily was attributed to intangible assets that do not qualify for separate recognition and synergies generated by MGI when combined with our existing operations.  The $0.7 million allocated to goodwill is deductible for tax purposes over the next fifteen years.

Our revenues for the three and six months ended June 30, 2019, include $0.7 million related to the acquired business.  Our net income for the three and six months ended June 30, 2019, includes less than $0.1 million of net income related to the acquired business.

NOTE 5. DISCONTINUED OPERATIONS AND RESTRICTED CASH

In July 2017, we completed the sale of the assets of Healthy Natural (HN) for $18.3 million in cash and recognized a gain on sale of $8.2 million, net of $4.7 million in taxes.  The selling price was subject to adjustment if the estimated closing working capital with respect to the assets sold and the liabilities assumed was different than the actual closing working capital for those assets and liabilities.  The $8.2 million net gain on sale recognized in 2017 was based on an estimated working capital adjustment of $0.3 million, which was disputed.  During the three months ended March 31, 2019, we finalized the adjustment with the purchaser of HN, and the estimated working capital adjustment increased from $0.3 million to $0.5 million.  The adjustment to lower the gain on the sale of HN as a result of the change in the estimated working capital adjustment is recorded in discontinued operations in the three and six months ended June 30, 2019, net of zero tax benefit.  Our consolidated balances sheets include a liability for the settlement of the working capital adjustment of $0.5 million as of June 30, 2019, and $0.3 million as of December 31, 2018.  The liability was paid in July 2019.

Restricted cash on our consolidated balance sheets as of June 30, 2019, and December 31, 2018, relates to the $0.2 million balance in an escrow account established at the time of the sale for settlement of the working capital adjustment.  The amounts in escrow were released and used to settle a portion of the liability for the working capital adjustment in July 2019.

NOTE 6. CASH AND CASH EQUIVALENTS

As of June 30, 2019, we had $3.5 million of cash and cash equivalents invested in a money market fund with net assets invested in U.S. Dollar denominated money market securities of domestic and foreign issuers, U.S. Government securities and repurchase agreements.  We consider all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

We have cash on deposit in excess of federally insured limits at a bank.  We do not believe that maintaining substantially all such assets with the bank or investing in a liquid mutual fund represent material risks.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

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

	Customer
	A	B	C
% of Revenues, three months ended June 30, 2019	14%	10%	9%
% of Revenues, three months ended June 30, 2018	-%	15%	16%

% of Revenues, six months ended June 30, 2019	16%	10%	9%
% of Revenues, six months ended June 30, 2018	-%	18%	13%

% of Accounts Receivable, as of June 30, 2019	24%	8%	11%
% of Accounts Receivable, as of December 31, 2018	16%	13%	-%

The following table presents revenues by geographic area shipped to (in thousands).

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
United States	$5,847	$2,945	$11,913	$6,112
Other countries	372	253	670	638
Revenues	$6,219	$3,198	$12,583	$6,750

The following table presents revenues by product line (in thousands).

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Food	$4,365	$1,863	$9,112	$3,731
Animal nutrition	1,854	1,335	3,471	3,019
Revenues	$6,219	$3,198	$12,583	$6,750

 Purchases from certain significant vendors are stated below as a percent of total purchases.

	% of Total Purchases Three Months Ended June 30		% of Total Purchases Six Months Ended June 30
	2019	2018	2019	2018
Vendor 1	6%	11%	6%	12%
Others	94%	89%	94%	88%
Total	100%	100%	100%	100%

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8. PROPERTY

Property, plant and equipment consist of the following (in thousands).

	June 30 2019	December 31 2018	Estimated Useful Lives
Land	$730	$585
Furniture and fixtures	474	430	5-7 years
Plant	9,494	8,613	20-30 years, or life of lease
Computer and software	1,301	1,295	3-5 years
Leasehold improvements	677	681	4-7 years or life of lease
Machinery and equipment	17,079	13,528	5-10 years
Property and equipment, cost	29,755	25,132
Less accumulated depreciation	10,961	10,122
Property and equipment, net	$18,794	$15,010

Included in accounts payable at June 30, 2019, is $0.7 million related to amounts payable for capital expansion project additions.  During the three and six months ended June 30, 2019, we financed the purchase of $0.2 million of property with finance leases. Property and equipment includes construction in process that has not yet been placed in service totalling $4.5 million and $2.2 million at June 30, 2019 and December 31, 2018, respectively.

NOTE 9. GOODWILL AND INTANGIBLES

A summary of goodwill activity follows for the three and six months ended June 30, 2019 and 2018 (in thousands).

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Goodwill, beginning of period	$3,178	$-	$3,178	$-
MGI acquistion	725	-	725	-
Goodwill, end of period	$3,903	$-	$3,903	$-

Intangible assets consisted of the following at the dates indicated below (in thousands).

	June 30, 2019
	Esitmated Remaining Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Lists	15	$930	$(15)	$915
Patents	2	1,698	(1,686)	12
Trademarks	10	13	-	13
Non-Compete Agreement	5	22	(1)	21
Total intangible assets		$2,663	$(1,702)	$961

	December 31, 2018
	Esitmated Remaining Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Lists	1	$2,724	(2,723)	$1
Patents	2	1,698	(1,683)	15
Total intangible assets		$4,422	(4,406)	$16

The intangible assets acquired from MGI are described further in Note 4.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10. DEBT

The note payable to the seller of Golden Ridge, bears interest at an annual rate of 6.8%.  Interest is payable monthly.  We paid $0.3 million of principal on the note in January 2019.  The remaining principal of $0.4 million is payable upon maturity of the note in November 2019.  The seller cancelled the note payable in August 2019 in partial settlement of the working capital adjustment receivable from the seller described further in Note 4.

Long-term debt consists of equipment notes which expire in 2022.   Obligations under these notes were initially recorded in November 2018 when we assumed the debt in connection with our acquisition of Golden Ridge.  The debt was initially recorded at the present value of future payments, using a rate of 4.8%, which was determined to approximate market rates for similar debt with similar maturities as of the acquisition date.

NOTE 11. LEASES

The components of lease expense and cash flows from leases follows (amounts in thousands).

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost:
Amortization of right-of use assets, included in cost of goods sold	$14	$18
Interest on lease liabilities	2	4
Operating lease cost, included in selling, general and administrative expenses:
Fixed leases cost	131	261
Variable lease cost	32	64
Short-term lease cost	7	16
Total lease cost	$186	$363

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3	$5
Operating cash flows from operating leases	$131	$261
Financing cash flows from finance leases	$20	$31

As of June 30, 2019, variable lease payments do not depend on a rate or index.  As of June 30, 2019, property and equipment, net, includes $0.3 million of finance lease right-of-use-assets, with an original cost of $0.4 million.

As of June 30, 2019, we do not believe it is certain that we will exercise any renewal options.  The remaining terms of our leases and the discount rates used in the calculation of the fair value of our leases as of June 30, 2019, follows.

	Operating Leases	Finance Leases
Remaining leases terms (in years)	0.8-13.6	1.6-4.8
Weighted average remaining lease terms (in years)	8.2	3.5
Discount rates	4.9%-9.0%	4.3%-7.3%
Weighted average discount rate	7.6%	6.9%

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2019. operating leases have maturities extending through 2032.   Maturities of lease liabilities as of June 30, 2019, follows (in thousands).

	Operating Leases	Finance Leases
2019 (six months ended December 31, 2019)	$228	$55
2020	525	110
2021	536	85
2022	548	55
2023	528	30
Thereafter	1,897	7
Total lease payments	4,262	342
Amounts representing interest	(1,168)	(33)
Present value of lease obligations	$3,094	$309

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

NOTE 12. EQUITY, SHARE-BASED COMPENSATION AND WARRANTS

On March 8, 2019, we issued and sold 3,046,668 shares of common stock for $3.00 per share and a pre-funded warrant (the Prefunded Warrant) exercisable into 1,003,344 shares of common stock for $2.99 per share, in a private placement.  The Pre-Funded Warrant had an exercise price of $0.01 per share and was immediately exercisable; however, we had to obtain approval from our shareholders before the holder could exercise the Pre-Funded Warrant to the extent such exercise would result in the holder owning in excess of 19.99% of our common shares outstanding.  The holder exercised the entire Pre-Funded Warrant automatically when our shareholders approved the exercise in June 2019.  We determined the Pre-Funded Warrant qualified for equity accounting.  The net proceeds from the offering of $11.6 million, after deducting commissions and other cash offering expenses of $0.5 million, are recorded in equity.  We determined the exercise price of the warrant was nominal and, as such, have considered the 1,003,344 shares underlying the warrant to be outstanding effective March 8, 2019, for the purposes of calculating basic EPS.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Summaries of equity activity for the six months ended June 30, 2019 and 2018, follow (in thousands, except share amounts).

	Shares
	Preferred Series G	Common	Preferred Stock	Common Stock	Accumulated Deficit	Equity
Balance, December 31, 2018	405	29,098,207	$201	$296,739	$(273,229)	$23,711
Sale of common stock and Pre-Funded warrant, net of costs	-	3,046,668	-	11,593	-	11,593
Common stock awards under equity incentive plans	-	36,881	-	364	-	364
Exercise of common stock warrants	-	600,000	-	1,980	-	1,980
Conversion of preferred stock into common stock	(180)	170,818	(89)	89	-	-
Exercise of common stock options	-	77,078	-	60	-	60
Other	-	-	-	28	-	28
Net loss	-	-	-	-	(3,227)	(3,227)
Balance, March 31, 2019	225	33,029,652	112	310,853	(276,456)	34,509
Exercise of Prefunded Warrant	-	1,003,344	-	10	-	10
Common stock awards under equity incentive plans	-	134,984	-	219	-	219
Exercise of common stock options	-	78,734	-	87	-	87
Other	-	-	-	32	-	32
Net loss	-	-	-	-	(3,659)	(3,659)
Balance, June 30, 2019	225	34,246,714	$112	$311,201	$(280,115)	$31,198

	Shares
	Preferred Series G	Common	Preferred Stock	Common Stock	Accumulated Deficit	Equity
Balance, December 31, 2017	630	18,046,731	$313	$279,548	$(265,128)	$14,733
Common stock awards under equity incentive plans	-	78,377	-	245	-	245
Exercise of common stock warrants	-	1,827,999	-	1,755	-	1,755
Other	-	-	-	75	-	75
Net loss	-	-	-	-	(1,913)	(1,913)
Balance, March 31, 2018	630	19,953,107	313	281,623	(267,041)	14,895
Common stock awards under equity incentive plans	-	208,829	-	148	-	148
Exercise of common stock warrants	-	4,092,077	-	3,928	-	3,928
Other	-	-	-	23	-	23
Net loss	-	-	-	-	(2,160)	(2,160)
Balance, June 30, 2018	630	24,254,013	$313	$285,722	$(269,201)	$16,834

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Common stock issued under equity incentive plans for the six months ended June 30, 2019 and 2018, follows.

	2019			2018
	Shares Issued	Grant Date Fair Value Per Share	Vesting Period (Years)	Shares Issued	Grant Date Fair Value Per Share	Vesting Period (Years)
Three Months Ended March 31
Directors	30,887	$3.22	1.0	50,469	$1.38	1.0
Consultant	5,994	$3.48	-	27,908	$1.42	-
	36,881			78,377
Three Months Ended June 30
Directors	118,111	$2.86	1.0	208,829	$1.78	1.0
Consultant	16,873	$2.86	1.0	-	NA	NA
	134,984			208,829

Options

Stock option activity for the six months ended June 30, 2019 and 2018, follows.

		2019				2018
		Shares Under Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Shares Under Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding, January 1		950,727	$3.06		8.5	639,658	$8.83		7.2
Granted	(1)	188,662	3.25	$2.05	10.0	278,873	1.42	$0.97	10.0
Cash exercised		(77,078)	0.78		7.7	-	NA		NA
Forfeited		(25,548)	5.66		5.3	(2,047)	5.02		8.1
Outstanding, March 31		1,036,763	3.20		8.6	916,484	2.45		8.7
Granted		98,221	3.04	$1.84	10.0	-	NA	NA	NA
Cash exercised	(2)	(78,734)	1.10		8.2	-	NA		NA
Forfeited		(133,016)	2.92		0.3	(23,964)	1.21		8.5
Outstanding, June 30		923,234	$3.40		8.4	892,520	$2.49		8.4

(1)	The options granted vest and become exercisable in annual or monthly installments ending four months from the date of grant.
(2)
Includes options for 31,955 shares of common stock at a weighted average exercise price of $1.16 per share for which we accelerated vesting upon termination of employment for an employee in June of 2019. We expensed $0.1 million of incremental expense upon acceleration of vesting.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock Units

Restricted stock unit (RSU) activity for the six months ended June 30, 2019 and 2018, follows.

	2019			2018
	RSU Shares Issued to Employees	Unrecognized Stock Compensation (in thousands)	Weighted Average Expense Period (Years)	RSU Shares Issued to Employees	Unrecognized Stock Compensation (in thousands)	Weighted Average Expense Period (Years)
Nonvested at January 1	1,215,000	$683	2.3	1,175,000	$161	3.0
Cancelled	-	-		(705,000)	(31)
Expensed	-	(77)			(11)
Nonvested at March 31	1,215,000	606	2.0	470,000	119	2.8
Granted	132,062	107	2.3	-	-
Forfeited	(250,000)	(155)		(130,000)	(30)
Expensed	-	(66)		-	(11)
Nonvested at June 30	1,097,062	$492	1.9	340,000	$78	2.5

As of June 30, 2019, we have outstanding RSUs covering a total of 1,097,062 shares of our common stock.  The shares subject to the RSUs vest based upon a vesting price equal to the volume weighted average trading price of our common stock over sixty-five consecutive trading days.  Subject to a minimum service period in certain grants, as described in the next sentence, the RSU shares vest as to (i) 109,706 shares on the date the vesting price equals or exceeds $5.00 per share (ii) 329,119 shares the date the vesting price equals or exceeds $10.00 per share and (ii) 658,237 shares the date the vesting price equals or exceeds $15.00 per share.  In certain RSUs, vesting occurs the later of the one-year anniversary of the grant and the date the shares reach the vesting price indicated in the preceding sentence.  The RSUs expire on the fifth anniversary of each grant.

Nonvested Stock

Summaries of nonvested stock activity for the six months ended June 30, 2019 and 2018, follow (in thousands, except share and per share amounts).

		2019				2018
		Shares Granted	Weighted Average Grant Date Fair Value Per Share	Fair Value	Unrecognized Stock Compensation	Shares Granted	Weighted Average Grant Date Fair Value Per Share	Fair Value	Unrecognized Stock Compensation
				(1)	(2)			(1)	(2)
Nonvested at January 1		193,965	$1.84	$582	$173	384,744	$0.94	$569	$176
Granted		-	NA	NA		-	NA	NA
Vested		-	NA	NA		-	NA	NA
Nonvested March 31		193,965	1.84	722	81	384,744	0.94	315	80
Granted to directors		118,111	2.86	338		208,875	1.78	372
Granted to consultants		16,873	2.86	48		-	NA	NA
Vested		(193,965)	1.84	566		(384,744)	0.94	686
Nonvested at June 30	(3)	134,984	$2.86	$393	$374	208,875	$1.78	$451	$360

(1)
Represents pre-tax fair value, based on our closing stock prices, which would have been received by the holders of the stock had all such holders sold their underlying shares on the date indicated, the dates of grant or the dates of vesting, as applicable.

(2)	As of June30, 2019 and June 30, 2018, unrecognized compensation is amortizing over a remaining period of 1 year.
(3)
Excludes 830,104 shares, issued to a supplier, nonvested and unearned as of June 30, 2019.  In February 2016, we issued 950,000 shares of common stock to that supplier.  The shares are being held in escrow until earned (as defined in our agreement) by the supplier at a fixed price of $2.80 per share.  Cumulatively, as of June 30, 2019, 119,896 shares have been released from escrow.  We intend to recall any shares remaining in escrow, after the related supply agreement terminates in August 2019.  Any recalled shares will be cancelled.  During the three months ended June 30, 2019 and March 31, 2019, we released from escrow and expensed the value of 11,492 and 9,148 shares earned by a vendor, at $2.92 per share, the fair value of the shares on January 1, 2019, when we adopted ASU 2018-07.  During the three months ended June 30, 2018 and March 31, 2018, we released from escrow and expensed the value of 10,660 shares ($2.16 per share) and 9,842 ($1.57 per share) shares earned by that vendor.  The shares released from escrow in 2018 were valued at the fair value of the shares when earned, under the guidance for nonemployee awards in effect in 2018, prior to our adoption of ASU 2018-07.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Warrants

Warrant activity, excluding activity related to the Pre-Funded Warrant, for the six months ended June 30, 2019 and 2018, follows.

	2019			2018
	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
	(1)
Outstanding, January 1	10,252,714	$2.25	2.3	21,157,273	$2.30	3.4
Issued (2)	-	NA	NA	315,000	4.73	2.4
Cash exercised	(600,000)	3.30	-	(1,827,999)	0.96	4.1
Expired	(950,614)	5.25	-	-	NA	NA
Outstanding, March 31	8,702,100	1.85	2.4	19,644,274	2.47	3.0
Cash exercised	-	NA	NA	(4,092,077)	0.96	3.7
Expired	(989,875)	5.60	-	(6,000)	16.80	-
Outstanding, June 30	7,712,225	$1.37	2.4	15,546,197	$2.86	2.5

(1)
Under the terms of certain outstanding warrants, the holders may elect to exercise the warrants under a cashless exercise feature.  As of June 30, 2019, warrant holders may elect to exercise cashless warrants for 3,774,344 shares of common stock at an exercise price of $0.96 per share and 384,536 shares of common stock at an average exercise price of $5.25 per share.  If we register for resale the shares subject to warrants, the holders of some of the warrants may no longer have the right to elect a cashless exercise.  If we fail to maintain a registration statement for the resale of shares under certain other warrants, the shares under those warrants may again become exercisable using a cashless exercise feature.

(2)	We recognized $0.1 million of expense for these warrant issuances in the three months ended June 30, 2018.

NOTE 13. LOSS PER SHARE (EPS)

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Below are reconciliations of the numerators and denominators in the EPS computations.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
NUMERATOR (in thousands):
Basic and diluted - loss from continuing operations	$(3,659)	$(2,160)	$(6,670)	$(4,073)

DENOMINATOR:
Basic EPS - weighted average number of common shares outstanding	33,204,332	20,366,451	31,382,927	18,731,925
Effect of dilutive securities outstanding	-	-	-	-
Diluted EPS - weighted average number of shares outstanding	33,204,332	20,366,451	31,382,927	18,731,925

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive:
Stock options	1,071,163	894,223	1,066,545	870,390
Warrants	8,501,359	17,986,767	9,260,988	19,549,874
Convertible preferred stock	236,173	597,865	236,173	597,865
Restricted stock units	1,265,785	470,000	1,325,692	560,084

Weighted average number of nonvested share of common stock not included in diluted EPS because effect would be antidilutive	1,028,481	1,245,018	1,036,545	1,259,001

The impacts of potentially dilutive securities outstanding at June 30, 2019 and 2018, were not included in the calculation of diluted EPS for the three and six months ended June 30, 2019 and 2018, because to do so would be anti-dilutive.  Those securities listed in the table above which were anti-dilutive for the three and six months ended June 30, 2019 and 2018, which remain outstanding, could potentially dilute EPS in the future.

NOTE 14. INCOME TAXES

Our tax expense for the three and six months ended June 30, 2019 and 2018, differs from the tax expense computed by applying the U.S. statutory tax rate to net losses from continuing operations before income taxes as no tax benefits were recorded for tax losses generated in the U.S.  As of June 30, 2019, we had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards.  We provided a full valuation allowance against our deferred tax assets as future realization of such assets is not “more likely than not”  to occur.

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

NOTE 15. FAIR VALUE MEASUREMENTS

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Certain assets and liabilities are presented in our financial statements at fair value.  Assets and liabilities measured at fair value on a recurring basis include derivative warrant and conversion liabilities.  As of June 30, 2019, and December 31, 2018, no assets and liabilities were measured at fair value.  Assets and liabilities measured at fair value on a non-recurring basis may include property.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

●	Level 3 – inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability.

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of June 30, 2019, the fair values of our debt and finance lease liabilities approximated their carrying values, based on the current market rates for similar debt with similar maturities.  The fair value of our operating lease liabilities as of June 30, 2019, was approximately $0.3 million higher than their carrying values, based on the current market rates for similar debt with similar maturities (Level 3 measurement).

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

Legal Matters

From time to time, we are involved in litigation incidental to the conduct of our business.  These matters may relate to employment and labor claims, patent and intellectual property claims, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations.  When applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.  While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations.  Defense costs are expensed as incurred and are included in professional fees.

NOTE 17. RELATED PARTY TRANSACTIONS

In March 2019, we issued and sold to Continental Grain Company (CGC) 666,667 shares of common stock and a pre-funded warrant to purchase up to 1,003,344 shares of common stock for $2.99 per share at an exercise price of $0.01 per share.  CGC exercised the warrant in June 2019.  Our director, Ari Gendason is a senior vice president and chief investment officer of CGC.  As of the date of this filing, CGC owned approximately 21% of our outstanding common stock.  We have agreed that in connection with each annual or special meeting of our shareholders at which members of our board of directors are to be elected, or any written consent of our shareholders pursuant to which members of the board of directors are to be elected, CGC shall have the right to designate one nominee to our board of directors.

NOTE 18.  TRANSACTIONS WITH EMPLOYEES

Wayne Wilkison, our former employee and former owner of Golden Ridge, owns various farms and a freight company with which we conduct business.  Mr. Wilkison’s employment was terminated in April 2019.  During the six months ended June 30, 2019, and three months ended March 31, 2019, we paid $1.4 million to these entities.  As of June 30, 2019 and December 31, 2018, $0.4 million and $1.9 million, respectively, was included in commodities payable for amounts owed to these entities.  The note payable to a seller of Golden Ridge, described further in Note 4, is payable to Mr. Wilkison.  The purchase price working capital adjustment, described further in Note 4 is receivable from Mr. Wilkison.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Refer to Note 4 of the accompanying Notes to Condensed Consolidated Financial Statements for additional information on acquisitions.

	Three Months Ended June 30		Change %	Six Months Ended June 30		Change %
	2019	2018		2019	2018
	(in thousands)			(in thousands)
Revenues	$6,219	$3,198	94.5	$12,583	$6,750	86.4
Cost of goods sold	6,463	2,535	(155.0)	12,484	5,133	(143.2)
Gross profit (loss)	(244)	663	(136.8)	99	1,617	(93.9)
Gross profit (loss) %	-3.9%	20.7%		0.8%	24.0%

Selling, general and administrative expenses	3,422	2,830	(20.9)	6,763	5,683	(19.0)
Loss from operations	(3,666)	(2,167)	(69.2)	(6,664)	(4,066)	(63.9)
Other income (expense), net	7	7		(6)	(3)
Loss from continuing operations	$(3,659)	$(2,160)		$(6,670)	$(4,073)

Results of Operations – Three Months Ended June 30, 2019

Revenues increased $3.0 million, or 95%, in the second quarter of 2019, compared to the second quarter of 2018.  Revenues for our core stabilized rice bran (SRB) businesses were up 18% to 3.8 million versus the comparable period a year ago, while the remainder of the this growth came from our recently acquired Golden Ridge and MGI operations.  We acquired Golden Ridge in November 2018 and MGI in April 2019.  Within our SRB businesses, the majority of the growth in the quarter was provided by growth in animal feed product revenues. This growth reflected an increase in sales to our largest animal feed customer (equine) and the addition of an important new customer during the quarter in the companion animal feed market.

Gross losses were $0.2 million in the second quarter of 2019, compared to gross profits of $0.7 million in the second quarter of 2018. The decline in gross profit was primarily attributable to the losses from our Golden Ridge operations as a result of a large unfavorable contract to supply medium grain rice.  We entered into that contract in late January and continued to fulfill the contract in the second quarter.  Excluding the impact of our Golden Ridge operations, gross profits for our core SRB business and MGI were relatively flat year-over-year.  We expect to complete fulfillment of the aforementioned medium grain rice contract in the second half of 2019, at which time we expect gross profit margins to improve.

Selling, general and administrative (SG&A) expenses were $3.4 million in the second quarter of 2019, compared to $2.8 million in the second quarter of 2018, an increase of $0.6 million, or 21%.  The largest portion of this increase was due to additional expenses from our Golden Ridge and MGI operations, which were not in the prior period.  SG&A expenses also increased as a result of higher professional fees and employee stock compensation versus the comparable period a year ago.

Results of Operations – Six Months Ended June 30, 2019

Revenues increased $5.8 million in the six months ended June 30, 2019, compared to the six months ended June 30, 2018.  Revenues for our core SRB businesses were up 10% to $7.2 million versus the comparable period a year ago, while the remainder of the this growth came from our recently acquired Golden Ridge and MGI operations.  Within our SRB business, most of the growth year-to-date was provided by growth in animal feed product revenues, primarily due to increased purchases from our existing customer base and the addition of an important new animal feed customer (companion animal) during the second quarter.

Gross profits were $0.1 million in the six months ended June 30, 2019, compared to $1.6 million for the six months ended June 30, 2018.  The decline in gross profit was primarily attributable to losses from Golden Ridge as a result of a large unfavorable contract to supply medium grain rice which we entered into in late January.  Excluding the impact of our Golden Ridge operations, gross profit for our core SRB business declined year-over-year due to increases in raw bran costs and labor expenses associated with transitioning a couple of our key facilities to a longer work week.  Raw bran costs have subsequently abated, and we expect to complete the fulfillment of the aforementioned medium grain rice contract in the second half of 2019, at which time we expect gross profit to improve.

Index
Selling, general and administrative (SG&A) expenses were $6.8 million, compared to $5.7 million, an increase of $1.1 million, or 19%, in the six months ended June 30, 2019, compared to the six months ended June 30, 2018.  The largest portion of this increase was due to additional expenses from the Company’s Golden Ridge and MGI operations, which were not in the prior period. SG&A expenses also increased in the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily related to higher professional fees and corporate overhead.

Liquidity and Capital Resources

Cash used in operating activities of continuing operations is presented below (in thousands).

	Six Months Ended June 30, 2019
	2019	2018
Cash flow from operating activities:
Loss from continuing operations	$(6,670)	$(4,073)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	873	371
Stock and share-based compensation	643	491
Other	(2)	95
Changes in operating assets and liabilities:
Accounts receivable	(774)	(136)
Inventories	(5)	165
Accounts payable and accrued expenses	(68)	148
Commodities payable	(768)	-
Other	(398)	(26)
Net cash used in operating activities	$(7,169)	$(2,965)

As of June 30, 2019, our cash and cash equivalents balance was $7.2 million compared to a cash and cash equivalents balance of $7.0 million as of December 31, 2018.  After December 31, 2018, we (i) raised $13.6 million through (a) $11.6 million of proceeds in March 2019, net of expenses, from the sale and issuance of 3,046,668 shares of common stock at $3.00 per share and a pre-funded warrant exercisable into 1,003,344 shares of common stock at $2.99 per share and (b) $2.0 million of proceeds from warrant exercises, and (ii) spent $3.8 million on the acquisition of MGI and $2.3 million on capital expenditures.  We used $7.2 million in operating cash during the first six months of 2019, compared to $3.0 million of operating cash in the first six months of 2018.  Part of the $4.2 million increase in operating use of cash between periods was the payment of approximately $1.8 million of commodities payable in the first quarter of 2019, related to a liability the we assumed in connection with the acquisition of Golden Ridge in November 2018.

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

For further information about other critical accounting policies, see the discussion of critical accounting policies in Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements.

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

As reported in our Annual Report on Form 10-K for the year ended December 31, 2018, filed on April 2, 2019, management identified material weaknesses in our internal control over financial reporting during the period covered by this report, related to management’s review controls over significant accounting estimates and the accounting for non-routine and complex accounting transactions. Specifically, material weaknesses were identified relating to non-routine purchase accounting evaluation and related disclosures, and to our accounting for certain issuances of equity.  It was further determined that management’s review controls over non-routine and complex accounting transactions were adversely affected by the relocation from Arizona to Texas, in the second quarter of 2018, that resulted in reduced employed personnel with the appropriate level of experience and technical expertise.

Changes in Internal Control over Financial Reporting

In April 2019, management initiated remediation measures related to the material weakness described above by hiring additional accounting staff, including a Chief Accounting Officer in April 2019, and a new Chief Financial Officer in June 2019, and engaging third parties to assist us (i) in complying with the accounting and financial reporting requirements related to significant and complex acquisitions and equity transactions; and (ii) with formalizing our business processes, accounting policies and internal control documentation, strengthening supervisory reviews by our management, and evaluating the effectiveness of our internal controls in accordance with the framework established by Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.  These remediation efforts are ongoing, and management believes that significant progress has been made to resolve these issues and all material weaknesses will be addressed before we file our Annual Report on Form 10-K for the year ending December 31, 2019.

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

On July 3, 2019, we filed a complaint in the United States District Court for the Eastern District of Arkansas against Golden Ridge Rice Mills, LLC, Wayne Wilkinson and Wendy Wilkinson, among others (the Sellers), in connection with our acquisition of Golden Ridge on November 28, 2018 pursuant to an asset purchase agreement.  In our complaint, we sought, among other things, $1.7 million in damages for breach of contract relating to the calculation of net working capital under the asset purchase agreement and declaratory relief from the court to terminate certain agreements entered into by the Sellers on our behalf after the closing of the transaction.  Under the terms of the asset purchase agreement, the purchase price is subject to adjustment if the estimated closing working capital with respect to the assets purchased and the liabilities assumed is different than the actual closing working capital, as defined in the asset purchase agreement.

On July 30, 2019, we entered into a settlement agreement with the Sellers and withdrew our complaint.  Pursuant to the settlement agreement,  (i) 340,00 shares of common stock held in an escrow account pursuant to the asset purchase agreement was returned to us, (ii) $0.4 million of debt owed by us to a seller was cancelled and (iii) certain grain purchase contracts between the parties were terminated.

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

During the quarter ended June 30, 2019, we issued the securities described below without registration under the Securities Act.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  All issuances below were made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

On June 24, 2019, we issued 1,003,344 shares of our common stock to an investor when the investor exercised in full a prefunded warrant to purchase 1,003,344 shares of our common stock at an exercise price of $.01 per share.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Index
Item 6.	Exhibits

The following exhibits are attached hereto and filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Here- with
10.1(2)	Employment Agreement (Offer Letter) with Todd T. Mitchell dated May 7, 2019	8-K	001-36245	10.1	May 16, 2019
10.2	Asset Purchase Agreement with MGI Grain Processing, LLC	8-K	001-36245	10.1	April 5, 2019
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS (1)	XBRL Instance Document					X
101.SCH (1)	XBRL Taxonomy Extension Schema Document					X
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF (1)	XBRL Taxonomy Extension Calculation Definition Linkbase Document					X
101.LAB (1)	XBRL Taxonomy Extension Calculation Label Linkbase Document					X
101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Linkbase Document					X

(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(2)	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2019

/s/ Brent R. Rystrom
Brent R. Rystrom
Director and Chief Executive Officer

/s/ Todd T. Mitchell
Todd T. Mitchell
Chief Financial Officer