Form 10-Q
period 2019-09-30
RiceBran Technologies
filed 2019-11-07
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-36245
RiceBran Technologies
(Exact Name of Registrant as Specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	87-0673375 (I.R.S. Employer Identification No.)
1330 Lake Robbins Drive, Suite 250 The Woodlands, TX (Address of Principal Executive Offices)	77380 (Zip Code)

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

As of October 31, 2019, shares of the registrant’s common stock outstanding totaled 33,194,631.

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

RiceBran Technologies
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018

Revenues	$5,300	$3,463	$17,883	$10,213
Cost of goods sold	5,659	2,709	18,143	7,842
Gross profit (loss)	(359)	754	(260)	2,371
Selling, general and administrative expenses	3,835	2,419	10,598	8,102
Operating loss	(4,194)	(1,665)	(10,858)	(5,731)
Other income (expense):
Interest income	19	-	42	-
Interest expense	(9)	(2)	(40)	(5)
Other income	859	52	865	61
Other expense	(1)	(12)	(5)	(25)
Total other income (expense), net	868	38	862	31
Loss before income taxes	(3,326)	(1,627)	(9,996)	(5,700)
Income tax benefit	-	-	-	-
Loss from continuing operations	(3,326)	(1,627)	(9,996)	(5,700)
Loss from discontinued operations	-	-	(216)	-
Net loss	$(3,326)	$(1,627)	$(10,212)	$(5,700)

Basic loss per common share:
Continuing operations	$(0.10)	$(0.07)	$(0.31)	$(0.28)
Discontinued operations	-	-	(0.01)	-
Basic loss per common share	$(0.10)	$(0.07)	$(0.32)	$(0.28)

Diluted loss per common share:
Continuing operations	$(0.10)	$(0.07)	$(0.31)	$(0.28)
Discontinued operations	-	-	(0.01)	-
Diluted loss per common share	$(0.10)	$(0.07)	$(0.32)	$(0.28)

Weighted average number of shares outstanding:
Basic	33,057,010	24,092,172	31,947,087	20,538,309
Diluted	33,057,010	24,092,172	31,947,087	20,538,309

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Balance Sheets
(Unaudited) (in thousands, except share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,690	$7,044
Restricted cash	-	225
Accounts receivable, net of allowance for doubtful accounts of $63 and $14	3,138	2,529
Receivable from sellers of Golden Ridge - working capital adjustment to purchase price	-	1,147
Inventories
Finished goods	680	853
Raw materials	85	3
Packaging	78	102
Other current assets	750	610
Total current assets	8,421	12,513
Property and equipment, net	19,249	15,010
Operating lease right-of-use assets	2,826	-
Goodwill	3,915	3,178
Intangible assets	942	16
Other long-term assets	26	-
Total assets	$35,379	$30,717

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,331	$1,583
Commodities payable	272	2,735
Accrued salary, wages and benefits	962	933
Accrued expenses	1,033	520
Customer prepayments	-	145
Payable to purchaser of HN - working capital adjustment to purchase price	-	259
Margin loan	1,225	-
Note payable to seller of Golden Ridge	-	609
Operating lease liabilities, current portion	302	-
Finance lease liabilities, current portion	100	45
Long term debt, current portion	21	32
Total current liabilities	5,246	6,861
Operating lease liabilities, less current portion	2,737	-
Finance lease liabilities, less current portion	218	86
Long term debt, less current portion	42	59
Total liabilities	8,243	7,006
Commitments and contingencies
Shareholders' Equity:

Preferred stock, 20,000,000 shares authorized: Series G, convertible, 3,000 shares authorized, 225 shares and 405 shares, issued and outstanding	112	201
Common stock, no par value, 50,000,000 shares authorized, 33,109,222 shares and 29,098,207 shares, issued and outstanding	310,465	296,739
Accumulated deficit	(283,441)	(273,229)
Total shareholders' equity	27,136	23,711
Total liabilities and shareholders' equity	$35,379	$30,717

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2019 and 2018
(Unaudited) (in thousands)

	Nine Months Ended
	2019	2018
Cash flow from operating activities:
Net loss	$(10,212)	$(5,700)
Loss from discontinued operations	216	-
Loss from continuing operations	(9,996)	(5,700)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	1,332	499
Amortization	39	45
Stock and share-based compensation	925	650
Settlement with sellers of Golden Ridge	(849)	-
Other	166	75
Changes in operating assets and liabilities:
Accounts receivable	(215)	(236)
Inventories	388	42
Accounts payable and accrued expenses	(43)	(56)
Commodities payable	(1,896)	-
Other	(308)	(17)
Net cash used in operating activities	(10,457)	(4,698)
Cash flows from investing activities:
Acquisition of MGI	(3,767)	-
Purchases of property and equipment	(3,513)	(2,384)
Disbursements of notes receivable	-	(400)
Net cash used in investing activities - continuing operations	(7,280)	(2,784)
Net cash used in investing activities - discontinued operations	(475)	-
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrant, net of issuance costs	11,593	-
Proceeds from common stock warrant exercises	1,990	11,003
Proceeds from common stock option exercises	156	27
Proceeds from margin loan	1,225	-
Payments of debt and finance lease liabilities	(331)	(2)
Net cash provided by financing activities	14,633	11,028
Net change in cash and cash equivalents and restricted cash	$(3,579)	$3,546

Cash and cash equivalents and restricted cash, beginning of period
Cash and cash equivalents	$7,044	$6,203
Restricted cash	225	775
Cash and cash equivalents and restricted cash, beginning of period	7,269	6,978
Cash and cash equivalents and restricted cash, end of period
Cash and cash equivalents	3,690	10,299
Restricted cash	-	225
Cash and cash equivalents and restricted cash, end of period	3,690	10,524
Net change in cash and cash equivalents and restricted cash	$(3,579)	$3,546

Supplemental disclosures:
Cash paid for interest	$40	$3
Cash paid for income taxes	$-	$-

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

NOTE 2. BUSINESS

RiceBran Technologies is a vertically integrated ingredient company serving food, animal nutrition, and specialty markets focused on value-added processing and marketing of healthy, natural, and nutrient dense products derived from rice bran, an underutilized by-product of rice milling.  We apply our proprietary technologies and intellectual properties to convert raw rice bran into high value products including stabilized rice bran (SRB), RiBalance, a rice bran nutritional package derived from SRB; RiSolubles, a nutritious, carbohydrate and lipid rich fraction of RiBalance; RiFiber, a fiber rich insoluble derivative of RiBalance and ProRyza, a rice bran protein-based product, and a variety of other valuable derivatives extracted from these core products.

In granular form, SRB is a food additive used in the production of products for both human and animal consumption. We believe SRB has certain inherent qualities that make it more attractive for this purpose than food additives based on the by-products of other agricultural commodities, such as corn and soybeans.  Our SRB and refined SRB products and derivatives support the production of healthy, natural, hypoallergenic, gluten free, and non-genetically modified ingredients and supplements for use in meats, baked goods, cereals, coatings, health foods, and high-end animal nutrition. Our target customers are natural food, food and animal nutrition manufacturers, wholesalers and retailers, both domestically and internationally.

We manufacture and distribute SRB in various granulations from four locations: two leased facilities located within supplier-owned rice mills in Arbuckle and West Sacramento, California; one company-owned facility in Mermentau, Louisiana and since November 2018, our first company-owned rice mill in Wynne, Arkansas, Golden Ridge Rice Mills, Inc.  At our Dillon, Montana facility, we produce SRB based products and derivatives that have been further refined through our proprietary processes.  Our Golden Ridge rice mill in Wynne, Arkansas also supplies grades U.S. No. 1 and No. 2 premium long and medium white rice. In April 2019, we purchased MGI Grain Processing, LLC, a grain processing facility in East Grand Forks, Minnesota, to expand the variety of grains which we can offer to the market.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Guidance Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued guidance, ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changed the accounting for credit losses for certain instruments, including trade receivables, from an incurred loss method to a current expected loss method.  The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts.  The guidance, and subsequent guidance related to the topic, is effective for our annual and interim periods beginning in 2023, and must be adopted on a modified retrospective approach through cumulative-effect adjustment to retained earnings as of January 1, 2023.  Based on the nature of our current receivables and our credit loss history, we do not expect the adoption of the guidance to have a significant impact on our results of operations, financial position, and cash flows.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Recently Adopted Accounting Guidance

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees.  As a result, nonemployee share-based transactions are measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. We adopted ASU 2018-07 on January 1, 2019.  The guidance did not change the way we recognize expense for director awards.  Adoption of the standard only impacted the recognition of expense, on a prospective basis, for one vendor’s awards which were subject to performance conditions.  Adoption of the guidance did not have a material impact on our financial statements for the three or nine months ended September 30, 2019.  Additional disclosures required by the guidance are presented within the “Share-Based Compensation” policy disclosure below.

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

We recognize right-of-use assets and lease liabilities based on the present value of the future minimum lease payments over the lease term, beginning at the commencement date, for leases exceeding a year.  Minimum lease payments include the fixed lease components of the lease and any variable rate payments that depend on an index, initially measured using the index at the lease commencement date.  Lease terms may include options to renew when it is reasonably certain that we will exercise that option.  We combine lease and nonlease components and account for them as a single lease component.  Certain leases contain rent escalation clauses, rent holidays, capital improvement funding or other lease concessions.

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

Share-based compensation for awards to nonemployees is calculated as of the grant date, taking into consideration the probability of satisfaction of performance conditions, in a manner consistent with awards to employees.  The expense associated with share-based awards for service is recognized over the term of service.  In the event services are terminated early or we require no specific future performance, the entire amount is expensed.  The expense associated with share-based awards made in exchange for goods is generally attributed to expense in the same manner as if the vendor had been paid in cash.

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

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The purchase price for Golden Ridge was subject to adjustment if the estimated working capital with respect to the assets purchased and the liabilities assumed at the time of closing was different than the actual closing working capital, as defined in the purchase agreement.  We revised our preliminary estimate of the working capital adjustment as indicated in the table below.The following table summarizes the purchase price allocation as of closing and as revised (in thousands, except share and per share amounts).

	Estimated at Acquisition and as of December 31, 2018	Adjustments	Estimated as of September 30, 2019
1,666,667 shares of common stock, at fair value of $3.00 per share at closing	$5,000	$-	$5,000
Golden Ridge financial liabilities paid for the seller	2,661	-	2,661
Cash	250	-	250
Note payable to seller	609	-	609
Working capital adjustment to purchase price	(1,147)	584	(563)
Total fair value of consideration transferred	7,373	584	7,957

Cash	409	(63)	346
Accounts receivable	1,587	87	1,674
Inventories	103	-	103
Property and equipment	5,092	-	5,092
Accounts payable	(222)	110	(112)
Commodities payable	(2,559)	432	(2,127)
Accrued liabilities	(12)	12	-
Lease liabilities	(104)	-	(104)
Equipment notes payable	(99)	6	(93)
Net recognized amounts of identifiable assets acquired and liabilities assumed	4,195	584	4,779
Goodwill	$3,178	$-	$3,178

The 1,666,667 shares issued at closing of our purchase of Golden Ridge included 380,952 shares that were deposited in an escrow account to be used to satisfy any indemnification obligations of the seller that may arise.  As of December 31, 2018, the 380,952 shares remained in escrow. In July 2019, we reached an agreement to settle the $0.6 million working capital adjustment receivable and other claims with the sellers of Golden Ridge.  As a result, (i) 340,000 shares of common stock held in the escrow account ($1.0 million fair value as of  Nov. 28, 2018) were returned to us and retired  (ii) the remaining $0.4 million in debt we owed to a seller was cancelled and (iii) certain open grain purchase contracts with entities related to a seller were terminated.  We recorded a gain on the noncash settlement of $0.8 million in the third quarter of 2019, which is included in other income.  In connection with the settlement, 40,952 shares of common stock will be disbursed upon terms of the settlement.

The fair value of trade receivables for Golden Ridge at November 28, 2018 was $1.6 million, which was $0.1 million less than the value of gross trade receivables.  Goodwill was primarily attributed to intangible assets that do not qualify for separate recognition and synergies generated by Golden Ridge’s integration with our other operations.  Between December 31, 2018 and June 30, 2019, information was discovered requiring adjustments to the opening balance sheet of Golden Ridge.  The adjustments resulted primarily from an overstatement of the opening balances of commodities payable and accounts payable at December 31, 2018.  These balances were adjusted in the June 30, 2019 financial statements.  The impact of the adjustments to our prior period financial statements is not considered significant. No additional adjustments were made during the three months ended Septmeber 30, 2019.

Our revenues for the three and nine months ended September 30, 2019, include $1.1 million and $5.6 million related to the acquired business.  Our net loss for the three and nine months ended September 30, 2019, includes $0.3 million and $1.7 million related to the acquired business.  After making a reasonable effort, we were unable to determine the underlying information required to prepare pro forma information for the three and nine months ended September 30, 2018, as if the Golden Ridge acquisition had occurred January 1, 2018.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

MGI

On April 4, 2019, we acquired substantially all of the assets comprising the business of MGI Grain Processing, LLC, a Minnesota limited liability company, now conducting business as MGI Grain Process, Inc. (MGI) for an aggregate purchase price of $3.8 million. The purchase price included $0.3 million deposited in an escrow account at closing which was subsequently released to the sellers in June 2019.  MGI owns and operates a grain mill and processing facility in East Grand Forks, Minnesota. We acquired MGI as part of our strategy to expand our product portfolio. The acquisition has been accounted for as a business combination.  The results of MGI’s operations are included in our consolidated financial statements beginning April 4, 2019.

The purchase price for MGI is subject to adjustment if the estimated closing working capital with respect to the assets purchased and the liabilities assumed is different than the actual closing working capital, as defined in the purchase agreement.  The seller of MGI paid a working capital adjustment of $28 thousand in September 2019.The following table summarizes the preliminary purchase price allocation, the consideration transferred to acquire MGI and the amounts of identified assets acquired and liabilities assumed (in thousands).

	Estimated at June 30, 2019	Adjustments	Estimated at September 30, 2019
Cash	$3,795		$3,795
Working capital adjustment to purchase price	(38)	10	(28)
Total fair value of consideration transferred	3,757	10	3,767
Accounts receivable	591		591
Inventories	149		149
Deposits and other current assets	4	(2)	2
Property and equipment	1,560		1,560
Customer relationship	930		930
Other finite-lived intangible assets	35		35
Accounts payable	(219)		(219)
Finance lease liabilities	(18)	-	(18)
Net recognized amounts of identifiable assets acquired and liabilities assumed	3,032	(2)	3,030
Goodwill	$725	$12	$737

As of September 30, 2019, our appraiser had not yet finalized certain fair value calculations and the purchase price allocation is subject to change pending final management review of the calculations. The fair value of trade receivables at April 4, 2019, equaled the gross amount of trade receivables.  The fair value of the customer relationship intangible is estimated using an income approach based on expected future cash flows.  Preliminarily, we are amortizing the customer relationship intangible on a straight-line basis over fifteen years.  Goodwill primarily was attributed to intangible assets that do not qualify for separate recognition and synergies generated by MGI when combined with our existing operations.  The $0.7 million allocated to goodwill is deductible for tax purposes over the next fifteen years.

Our revenues for the three and nine months ended September 30, 2019, include $0.6 and $1.3 million related to the acquired MGI business.  Our net loss for the three and nine months ended September 30, 2019, includes $0.1 million of net loss from the acquired MGI business.

The following table provides unaudited pro forma information for the periods presented as if the MGI acquisition had occurred January 1, 2018 (in thousands, except share and per share amounts).

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Revenues	$5,300	$4,110	$19,083	$12,360
Loss from continuing operations	$(3,326)	$(1,568)	$(9,865)	$(5,497)
Loss per share - continuing operations	$(0.09)	$(0.07)	$(0.31)	$(0.27)
Weighted average number of common shares outstanding - basic and diluted	33,057,010	24,092,172	31,947,087	20,538,309

No adjustments have been made in the proforma for synergies that are resulting or planned from the acquisition.  The unaudited proforma information is not indicative of the results that may have been achieved had the companies been combined as of January 1, 2018, or of our future operating results.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5. DISCONTINUED OPERATIONS AND RESTRICTED CASH

In July 2017, we completed the sale of the assets of Healthy Natural (HN) for $18.3 million in cash and recognized a gain on sale of $8.2 million, net of $4.7 million in taxes.  The selling price was subject to adjustment if the estimated closing working capital with respect to the assets sold and the liabilities assumed was different than the actual closing working capital for those assets and liabilities.  The $8.2 million net gain on sale recognized in 2017 was based on an estimated working capital adjustment of $0.3 million, which was disputed.  Our consolidated balance sheets included a liability for the settlement of the working capital adjustment of $0.3 million as of December 31, 2018.  During the three months ended March 31, 2019, we finalized the adjustment with the purchaser of HN, and increased the estimated working capital adjustment from $0.3 million to $0.5 million.  We paid the $0.5 million liability in July 2019. The adjustment to lower the gain on the sale of HN as a result of the change in the estimated working capital adjustment is recorded in discontinued operations in the nine months ended September 30, 2019, net of zero tax benefit.

Restricted cash on our consolidated balance sheets as of December 31, 2018, related to the $0.2 million balance in an escrow account established at the time of the sale for settlement of the working capital adjustment.  The amounts in escrow were released and used to settle a portion of the liability for the working capital adjustment in July 2019.

NOTE 6. CASH AND CASH EQUIVALENTS

As of September 30, 2019, we had $2.0 million of cash and cash equivalents invested in a money market fund with net assets invested in U.S. Dollar denominated money market securities of domestic and foreign issuers, U.S. Government securities and repurchase agreements.  We consider all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

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

	A	B	C
% of Revenues, three months ended September 30, 2019	10%	13%	11%
% of Revenues, three months ended September 30, 2018	NA	19%	17%

% of Revenues, nine months ended September 30, 2019	14%	11%	10%
% of Revenues, nine months ended September 30, 2018	NA	27%	22%

% of Accounts Receivable, as of September 30, 2019	18%	15%	9%
% of Accounts Receivable, as of December 31, 2018	16%	13%	NA

The following table presents revenues by geographic area shipped to (in thousands).

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
United States	$5,046	$3,132	$16,959	$9,244
Other countries	254	331	924	969
Revenues	$5,300	$3,463	$17,883	$10,213

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents revenues by product line (in thousands).

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Food	$3,573	$1,926	$12,685	$5,657
Animal nutrition	1,727	1,537	5,198	4,556
Revenues	$5,300	$3,463	$17,883	$10,213

 Purchases from certain significant vendors are stated below as a percent of total purchases.

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Vendor 1	6%	12%	4%	12%
Vendor 2	3%	12%	3%	9%
Others	91%	76%	93%	79%
Total	100%	100%	100%	100%

NOTE 8. PROPERTY

Property, plant and equipment consist of the following (in thousands).

	September 30 2019	December 31 2018	Estimated Useful Lives
Land	$730	$585
Furniture and fixtures	476	430	5-10 years
Plant	9,654	8,613	20-40 years, or life of lease
Computer and software	1,317	1,295	3-5 years
Leasehold improvements	2,019	681	4-15 years, or life of lease
Machinery and equipment	16,485	13,528	5-15 years
Property and equipment, cost	30,681	25,132
Less accumulated depreciation	11,432	10,122
Property and equipment, net	$19,249	$15,010

Included in accounts payable at September 30, 2019, is $0.4 million related to amounts payable for capital expansion project additions.  During the three and nine months ended September 30, 2019, we financed the purchase of $0.2 million of property with finance leases.  Property and equipment includes assets which have not yet been placed in service totaling $1.7 million at September 30, 2019, and $2.2 million at December 31, 2018.

NOTE 9. GOODWILL AND INTANGIBLES

A summary of goodwill activity follows for the three and nine months ended September 30, 2019 and 2018 (in thousands).

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Goodwill, beginning of period	$3,903	$-	$3,178	$-
MGI acquistion	12	-	737	-
Goodwill, end of period	$3,915	$-	$3,915	$-

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Intangible assets consisted of the following at the dates indicated below (in thousands).

	September 30, 2019				December 31, 2018
	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	15	$930	$31	$899	$-	$-	$-
Trademarks	10	13	1	12	-	-	-
Non-compete agreement	5	22	2	20	-	-	-
Other	17	32	21	11	32	16	16
Total intangible assets		$997	$55	$942	$32	$16	$16

The intangible assets acquired from MGI in 2019 are described further in Note 4.

NOTE 10. DEBT

The margin loan outstanding as of September 30, 2019, was a demand loan collateralized by the investment in the money market fund described in Note 6.  It was borrowed under a line of credit which allows us to borrow an amount and at a rate determined at the discretion of the lender.  We repaid the $1.2 million borrowing outstanding at September 30, 2019, in October 2019.

The note payable to the seller of Golden Ridge, bore interest at an annual rate of 6.8%.  Interest was payable monthly.  We paid $0.3 million of principal on the note in January 2019.  The remaining principal of $0.4 million was payable upon maturity of the note in November 2019.  The seller cancelled the note payable in July 2019 in partial settlement of the working capital adjustment receivable from the seller described further in Note 4.

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

In October 2019, we entered into a factoring agreement which provides for a $7.0 million credit facility with a lender.  We may only borrow to the extent we have qualifying accounts receivable as defined in the agreement.  The facility has an initial two-year term and automatically renews for successive annual periods, unless proper termination notice is given.  We paid a facility fee upon inception of the agreement of 0.5% on the facility.  We will incur recurring fees under the agreement, including a funding fee of 0.5% above the prime rate, in no event to be less than 5.5%, on any advances and a service fee on average net funds borrowed monthly.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11. LEASES

The components of lease expense and cash flows from leases for the three and nine months ended September 30, 2019, follows (amounts in thousands).

	September 30, 2019
	Three Months Ended	Nine Months Ended
Finance lease cost:
Amortization of right-of use assets, included in cost of goods sold	$19	$50
Interest on lease liabilities	5	10
Operating lease cost, included in selling, general and administrative expenses:
Fixed leases cost	131	392
Variable lease cost	35	99
Short-term lease cost, included in cost of goods sold	13	29
Total lease cost	$203	$580

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$5	$10
Operating cash flows from operating leases	$131	$392
Financing cash flows from finance leases	$23	$54

As of September 30, 2019, variable lease payments do not depend on a rate or index.  As of September 30, 2019, property and equipment, net, includes $0.3 million of finance lease right-of-use-assets, with an original cost of $0.4 million.

As of September 30, 2019, we do not believe it is certain that we will exercise any renewal options.  The remaining terms of our leases and the discount rates used in the calculation of the fair value of our leases as of September 30, 2019, follows.

	Operating Leases	Finance Leases
Remaining leases terms (in years)	0.5-13.4	1.3-4.8
Weighted average remaining lease terms (in years)	7.9	3.5
Discount rates	4.9%-9.0%	4.3%-7.3%
Weighted average discount rate	7.6%	5.8%

As of September 30, 2019, operating leases have maturities extending through 2032. Maturities of lease liabilities as of September 30, 2019, follows (in thousands).

	Operating Leases	Finance Leases
2019 (three months ended December 31, 2019)	$114	$33
2020	525	115
2021	536	91
2022	548	68
2023	528	38
Thereafter	1,897	11
Total lease payments	4,148	356
Amounts representing interest	(1,109)	(38)
Present value of lease obligations	$3,039	$318

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Future annual minimum operating lease payments and finance lease maturities as of December 31, 2018, prepared in accordance with the guidance in effect prior to adoption of ASU 2016-02, follow (in thousands).

	Operating Leases	Finance Leases
2019	$519	$51
2020	525	51
2021	536	33
2022	548	5
2023	528	-
Thereafter	1,897	-
Total minimum lease payments	$4,553	$140
Amounts representing interest		(9)
Present value of minimum payments		$131

NOTE 12. EQUITY, SHARE-BASED COMPENSATION AND WARRANTS

On March 8, 2019, we issued and sold 3,046,668 shares of common stock for $3.00 per share and a prefunded warrant (the Prefunded Warrant) exercisable into 1,003,344 shares of common stock for $2.99 per share, in a private placement.  The Prefunded Warrant had an exercise price of $0.01 per share and was immediately exercisable; however, we had to obtain approval from our shareholders before the holder could exercise the Prefunded Warrant to the extent such exercise would result in the holder owning in excess of 19.99% of our common shares outstanding.  The holder exercised the entire Prefunded Warrant automatically when our shareholders approved the exercise in June 2019.  We determined the Prefunded Warrant qualified for equity accounting.  The net proceeds from the offering of $11.6 million, after deducting commissions and other cash offering expenses of $0.5 million, are recorded in equity.  We determined the exercise price of the warrant was nominal and, as such, have considered the 1,003,344 shares underlying the warrant to be outstanding effective March 8, 2019, for the purposes of calculating basic EPS.

Summaries of equity activity for the nine months ended September 30, 2019 and 2018, follow (in thousands, except share amounts).

	Shares
	Preferred Series G	Common	Preferred Stock	Common Stock	Accumulated Deficit	Equity
Balance, December 31, 2018	405	29,098,207	$201	$296,739	$(273,229)	$23,711
Sale of common stock and Prefunded Warrant, net of costs	-	3,046,668	-	11,593	-	11,593
Common stock awards under equity incentive plans	-	36,881	-	364	-	364
Exercise of common stock warrants	-	600,000	-	1,980	-	1,980
Conversion of preferred stock into common stock	(180)	170,818	(89)	89	-	-
Exercise of common stock options	-	77,078	-	60	-	60
Other	-	-	-	28	-	28
Net loss	-	-	-	-	(3,227)	(3,227)
Balance, March 31, 2019	225	33,029,652	112	310,853	(276,456)	34,509
Exercise of Prefunded Warrant	-	1,003,344	-	10	-	10
Common stock awards under equity incentive plans	-	134,984	-	219	-	219
Exercise of common stock options	-	78,734	-	87	-	87
Other	-	-	-	32	-	32
Net loss	-	-	-	-	(3,659)	(3,659)
Balance, June 30, 2019	225	34,246,714	112	311,201	(280,115)	31,198
Retirement of unvested shares	-	(830,124)	-	-	-	-
Common stock awards under equity incentive plans	-	22,632	-	282	-	282
Exercise of common stock options	-	10,000	-	9	-	9
Retirement of shares received in settlement with the sellers of Golden Ridge	-	(340,000)	-	(1,027)	-	(1,027)
Net loss	-	-	-	-	(3,326)	(3,326)
Balance, September 30, 2019	225	33,109,222	$112	$310,465	$(283,441)	$27,136

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

	Shares
	Preferred Series G	Common	Preferred Stock	Common Stock	Accumulated Deficit	Equity
Balance, December 31, 2017	630	18,046,731	$313	$279,548	$(265,128)	$14,733
Common stock awards under equity incentive plans	-	78,377	-	245	-	245
Exercise of common stock warrants	-	1,827,999	-	1,755	-	1,755
Other	-	-	-	75	-	75
Net loss	-	-	-	-	(1,913)	(1,913)
Balance, March 31, 2018	630	19,953,107	313	281,623	(267,041)	14,895
Common stock awards under equity incentive plans	-	208,829	-	148	-	148
Exercise of common stock warrants	-	4,092,077	-	3,928	-	3,928
Other	-	-	-	23	-	23
Net loss	-	-	-	-	(2,160)	(2,160)
Balance, June 30, 2018	630	24,254,013	313	285,722	(269,201)	16,834
Common stock awards under equity incentive plans	-	7,188	-	141	-	141
Exercise of common stock warrants	-	2,799,392	-	5,320	-	5,320
Exercise of common stock options	-	32,500	-	27	-	27
Other	-	-	-	18	-	18
Net loss	-	-	-	-	(1,627)	(1,627)
Balance, September 30, 2018	630	27,093,093	$313	$291,228	$(270,828)	$20,713

Common stock issued under equity incentive plans for the nine months ended September 30, 2019 and 2018, follows.

	2019			2018
	Shares Issued	Grant Date Fair Value Per Share	Vesting Period (Years)	Shares Issued	Grant Date Fair Value Per Share	Vesting Period (Years)
Three Months Ended March 31
Directors	30,887	$3.22	1.0	50,469	$1.38	1.0
Consultant	5,994	$3.48	-	27,908	$1.42	-
	36,881			78,377
Three Months Ended June 30
Directors	118,111	$2.86	1.0	208,829	$1.78	1.0
Consultant	16,873	$2.86	1.0	-	NA	NA
	134,984			208,829
Three Months Ended September 30
Directors	15,290	$2.82	0.9	-	NA	NA
Consultant	7,342	$2.69	-	7,188	$2.83	-
	22,632			7,188

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Options

Stock option activity for the nine months ended September 30, 2019 and 2018, follows.

	2019				2018
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Shares Under Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1	950,727	$3.06		8.5	639,658	$8.83		7.2
Granted (1)	188,662	3.25	$2.05	10.0	278,873	1.42	$0.97	10.0
Cash exercised	(77,078)	0.78		7.7	-	NA		NA
Forfeited	(25,548)	5.66		5.3	(2,047)	5.02		8.0
Outstanding at March 31	1,036,763	3.20		8.6	916,484	2.45		8.7
Granted (1)	98,221	3.04	$1.84	10.0	-	NA	NA	NA
Cash exercised (2)	(78,734)	1.10		8.2	-	NA		NA
Forfeited	(133,016)	2.92		0.3	(23,964)	1.21		9.4
Outstanding at June 30	923,234	3.40		8.4	892,520	2.49		8.4
Granted (1)	99,000	2.53	$1.40	10.0	-	NA	NA	NA
Cash exercised	(10,000)	0.85		7.6	(32,500)	0.85		8.6
Forfeited	(13,450)	11.42		4.7	(109,854)	1.61		8.7
Outstanding at September 30	998,784	$3.23		8.4	750,166	$2.69		8.1

(1)	The options granted vest and become exercisable in annual or monthly installments ending four years from the date of grant.
(2)
Includes options for 31,955 shares of common stock at a weighted average exercise price of $1.16 per share for which we accelerated vesting upon termination of employment for an employee in June of 2019.  We expensed $0.1 million of incremental expense upon acceleration of vesting.

Restricted Stock Units

Restricted stock unit (RSU) activity for the nine months ended September 30, 2019 and 2018, follows.

	2019			2018
	RSU Shares Issued to Employees	Unrecognized Stock Compensation (in thousands)	Weighted Average Expense Period (Years)	RSU Shares Issued to Employees	Unrecognized Stock Compensation (in thousands)	Weighted Average Expense Period (Years)
Nonvested at January 1	1,215,000	$683	2.3	1,175,000	$161	3.0
Cancelled	-	-		(705,000)	(31)
Expensed	-	(77)			(11)
Nonvested at March 31	1,215,000	606	2.0	470,000	119	2.8
Granted	132,062	107	2.3	-	-
Forfeited	(250,000)	(155)		(170,000)	(30)
Expensed	-	(66)		-	(11)
Nonvested at June 30	1,097,062	492	1.9	300,000	78	2.5
Granted	81,000	38	2.7	-	-
Forfeited	-	-		(130,000)	(39)
Expensed	-	(70)		-	(4)
Nonvested at September 30	1,178,062	$460	1.7	170,000	$35	2.3

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2019, we have outstanding RSUs covering a total of 1,178,062 shares of our common stock.  The shares subject to the RSUs vest based upon a vesting price equal to the volume weighted average trading price of our common stock over sixty-five consecutive trading days.  Subject to a minimum service period in certain grants, as described in the next sentence, the RSU shares vest as to (i) 117,806 shares on the date the vesting price equals or exceeds $5.00 per share (ii) 353,419 shares the date the vesting price equals or exceeds $10.00 per share and (iii) 706,837 shares the date the vesting price equals or exceeds $15.00 per share.  In certain RSUs, vesting occurs the later of the one-year anniversary of the grant and the date the shares reach the vesting price indicated in the preceding sentence.  The RSUs expire on the fifth anniversary of each grant.

Nonvested Stock

Summaries of nonvested stock activity for the nine months ended September 30, 2019 and 2018, follow (in thousands, except share and per share amounts).

	2019				2018
	Shares Granted	Weighted Average Grant Date Fair Value Per Share	Fair Value	Unrecog- nized Stock Comp- ensation	Shares Granted	Weighted Average Grant Date Fair Value Per Share	Fair Value	Unrecog- nized Stock Comp- ensation
			(1)	(2)			(1)	(2)
Nonvested at January 1	193,965	$1.84	$582	$173	384,744	$0.94	$569	$176
Granted	-	NA	NA		-	NA	NA
Vested	-	NA	NA		-	NA	NA
Nonvested at March 31	193,965	1.84	722	81	384,744	0.94	315	80
Granted to directors	118,111	2.86	338		208,875	1.78	372
Granted to consultants	16,873	2.86	48		-	NA	NA
Vested	(193,965)	1.84	566		(384,744)	0.94	686
Nonvested at June 30 (3)	134,984	2.86	393	374	208,875	1.78	451	360
Granted to directors	15,290	2.82	43		-	NA	NA
Vested	-	NA	NA		-	NA	NA
Nonvested at September 30	150,274	$2.86	$383	$313	208,875	$1.78	$599	$267

(1)
Represents pre-tax fair value, based on our closing stock prices, which would have been received by the holders of the stock had all such holders sold their underlying shares on the date indicated, the dates of grant or the dates of vesting, as applicable.

(2)	As of September 30, 2019 and 2018, unrecognized compensation is amortizing over a remaining period of 0.7 years.
(3)
Excluded 830,104 shares, issued to a supplier, nonvested and unearned as of June 30, 2019.  In February 2016, we issued 950,000 shares of common stock to that supplier.  The shares were being held in escrow until earned (as defined in our agreement) by the supplier at a fixed price of $2.80 per share.  Cumulatively, as of September 30, 2019, 119,896 shares were released from escrow.  We recalled and retired  the shares remaining in escrow, after the related supply agreement terminated in August 2019.  During the three months ended June 30, 2019 and March 31, 2019, we released from escrow and expensed the value of 11,492 and 9,148 shares earned by a vendor, at $2.92 per share, the fair value of the shares on January 1, 2019, when we adopted ASU 2018-07.  During the three months ended June 30, 2018 and March 31, 2018, we released from escrow and expensed the value of 10,660 shares ($2.16 per share) and 9,842 ($1.57 per share) shares earned by that vendor.  The shares released from escrow in 2018 were valued at the fair value of the shares when earned, under the guidance for nonemployee awards in effect in 2018, prior to our adoption of ASU 2018-07.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Warrants

Warrant activity, excluding activity related to the Prefunded Warrant, for the nine months ended September 30, 2019 and 2018, follows.

	2019			2018
	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
	(1)
Outstanding at January 1	10,252,714	$2.25	2.3	21,157,273	$2.30	3.4
Issued (2)	-	NA	NA	315,000	4.73	2.4
Cash exercised	(600,000)	3.30	-	(1,827,999)	0.96	4.1
Expired	(950,614)	5.25	-	-	NA	NA
Outstanding at March 31	8,702,100	1.85	2.4	19,644,274	2.47	3.0
Cash exercised	-	NA	NA	(4,092,077)	0.96	3.7
Expired	(989,875)	5.60	-	(6,000)	16.80	-
Outstanding at June 30	7,712,225	1.37	2.4	15,546,197	2.86	2.5
Cash exercised	-	NA	NA	(2,660,000)	2.00	3.0
Cashless exercised (3)	-	NA	NA	(300,000)	1.60	1.8
Impact of modification (4):
After modification	-	NA	NA	600,000	3.30	0.6
Prior to modification	-	NA	NA	(850,000)	5.27	1.6
Expired	-	NA	NA	(2,573)	16.00	-
Outstanding at September 30 (5)	7,712,225	$1.37	2.2	12,333,624	$2.93	2.2

(1)
Under the terms of certain outstanding warrants, the holders may elect to exercise the warrants under a cashless exercise feature.  As of September 30, 2019, warrant holders may elect to exercise cashless warrants for 3,774,344 shares of common stock at an exercise price of $0.96 per share and 384,536 shares of common stock at an average exercise price of $5.25 per share.  If we register for resale the shares subject to warrants, the holders of some of the warrants may no longer have the right to elect a cashless exercise.  If we fail to maintain a registration statement for the resale of shares under certain other warrants, the shares under those warrants may again become exercisable using a cashless exercise feature.

(2)	We recognized $0.1 million of expense for these warrant issuances in the three months ended June 30, 2018.
(3)	We issued 139,392 shares of common stock upon cashless exercise of these warrants, based on the fair value at the date of exercise of $2.63 per share.
(4)	The fair value of the warrants immediately before the modification equaled the fair value of the warrants immediately after the modification and, therefore, no gain or loss was recorded.
(5)
In October 2019, warrants for the purchase of up to 94,536 shares of common stock at an exercise price of $5.27 per share expired and warrants for the purchase of up to 85,409 shares of common stock at an exercise price of $0.96 per share were cash exercised.

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

Below are reconciliations of the numerators and denominators in the EPS computations.

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
NUMERATOR (in thousands):
Basic and diluted - loss from continuing operations	$(3,326)	$(1,627)	$(9,996)	$(5,700)

DENOMINATOR:
Basic EPS - weighted average number of common shares outstanding	33,057,010	24,092,172	31,947,087	20,538,309
Effect of dilutive securities outstanding	-	-	-	-
Diluted EPS - weighted average number of shares outstanding	33,057,010	24,092,172	31,947,087	20,538,309

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive:
Stock options	969,566	790,950	1,034,218	843,910
Warrants	7,712,225	14,421,219	8,744,733	17,840,322
Convertible preferred stock	213,523	597,865	228,540	597,865
Restricted stock units	1,138,442	178,478	1,263,275	428,132

Weighted average number of nonvested shares of common stock not included in diluted EPS because effect would be antidilutive	475,567	1,079,079	848,699	1,198,913

The impacts of potentially dilutive securities outstanding at September 30, 2019 and 2018, were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2019 and 2018, because to do so would be anti-dilutive.  Those securities listed in the table above which were anti-dilutive for the three and nine months ended September 30, 2019 and 2018, which remain outstanding, could potentially dilute EPS in the future.

NOTE 14. INCOME TAXES

Our tax expense for the three and nine months ended September 30, 2019 and 2018, differs from the tax expense computed by applying the U.S. statutory tax rate to net losses from continuing operations before income taxes as no tax benefits were recorded for tax losses generated in the U.S.  As of September 30, 2019, we had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards.  We provided a full valuation allowance against our deferred tax assets as future realization of such assets is not “more likely than not” to occur.

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

NOTE 15. FAIR VALUE MEASUREMENTS

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Certain assets and liabilities are presented in our financial statements at fair value. Assets and liabilities measured at fair value on a recurring basis may include derivative warrant and conversion liabilities.  Assets and liabilities measured at fair value on a non-recurring basis may include property. As of September 30, 2019, and December 31, 2018, no assets or liabilities were measured at fair value.

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

The fair value of cash and cash equivalents, accounts and other receivables and accounts payable approximates their carrying value due to their shorter maturities.  As of September 30, 2019, the fair values of our debt and finance lease liabilities approximated their carrying values, based on the current market rates for similar debt with similar maturities.  The fair value of our operating lease liabilities as of September 30, 2019, was approximately $0.3 million higher than their carrying values, based on the current market rates for similar debt with similar maturities (Level 3 measurement).

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

NOTE 17. RELATED PARTY TRANSACTIONS

In March 2019, we issued and sold to Continental Grain Company (CGC) 666,667 shares of common stock and the Prefunded warrant to purchase up to 1,003,344 shares of common stock for $2.99 per share at an exercise price of $0.01 per share.  CGC exercised the warrant in June 2019.  Our director, Ari Gendason is a Senior Vice President and Chief Investment Officer of CGC.  As of the date of this filing, CGC owned approximately 22.5% of our outstanding common stock.  We have agreed that in connection with each annual or special meeting of our shareholders at which members of our board of directors are to be elected, or any written consent of our shareholders pursuant to which members of the board of directors are to be elected, CGC shall have the right to designate one nominee to our board of directors.

NOTE 18.  TRANSACTIONS WITH EMPLOYEES

Wayne Wilkison, our former employee and former owner of Golden Ridge, owns various farms and a freight company with which we conduct business.  Mr. Wilkison’s employment was terminated in April 2019.  During the three and nine months ended September 30, 2019 we paid $0.3 million and $1.7 million to these entities.  As of December 31, 2018, $1.9 million was included in commodities payable for amounts owed to these entities.  The note payable to a seller of Golden Ridge, described further in Note 4, was payable to Mr. Wilkison.  The purchase price working capital adjustment, described further in Note 4 was receivable from Mr. Wilkison.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Refer to Note 4 of the accompanying Notes to Condensed Consolidated Financial Statements for additional information on acquisitions.

	Three Months Ended September 30		Change	Nine Months Ended September 30		Change
	2019	2018	%	2019	2018	%
	(in thousands)			(in thousands)
Revenues	$5,300	$3,463	53.0	$17,883	$10,213	75.1
Cost of goods sold	5,659	2,709	(108.9)	18,143	7,842	(131.4)
Gross profit (loss)	(359)	754		(260)	2,371
Gross profit (loss) %	-6.8%	21.8%		-1.5%	23.2%

Selling, general and administrative expenses	3,835	2,419	(58.5)	10,598	8,102	(30.8)
Loss from operations	(4,194)	(1,665)	(151.9)	(10,858)	(5,731)	(89.5)
Other income (expense), net	868	38		862	31
Loss from continuing operations	$(3,326)	$(1,627)		$(9,996)	$(5,700)

Results of Operations – Three Months Ended September 30, 2019

Revenues increased $1.8 million, or 53.0%, in the third quarter of 2019, compared to the third quarter of 2018.  Revenues for our core stabilized rice bran (SRB) businesses were up, 4.0%, to $3.6 million versus the comparable period a year ago.  The additional revenue growth of $1.7 million came from our acquired Golden Ridge and MGI operations.  We acquired Golden Ridge in November 2018 and MGI in April 2019.  Within our SRB businesses, the majority of the growth in the quarter was provided by growth in animal feed product revenues with equine and companion animal product sales providing higher revenue than the comparable period of 2018.

Gross loss was $0.4 million in the third quarter of 2019, compared to a gross profit of $0.8 million in the third quarter of 2018. There were slight declines in the gross margin in SRB product lines, however the majority of this change is related to the losses incurred at the Golden Ridge facility. The loss is primarily attributable to the continuing fulfillment of a large unfavorable contract to supply medium grain rice, and downtime in September while new equipment was being installed. We entered into the unfavorable contract in late January and continued to fulfill the contract throughout the third quarter.  The unfavorable contract was completed in early October 2019, and we expect gross profit margins to improve in the fourth quarter with the completion of equipment upgrades.

Selling, general and administrative (SG&A) expenses were $3.8 million in the third quarter of 2019, compared to $2.4 million in the third quarter of 2018, an increase of $1.4 million, or 58.5%.  SG&A expenses increased as a result of higher professional fees, payroll and benefit accruals, and workers comp audit adjustments paid in the quarter as well as additional expenses from our acquired Golden Ridge and MGI operations..

Other income was $0.9 million in the third quarter of 2019 compared to $0.04 million reported for the third quarter of 2018. Other income in 2019 was a result of the litigation settlement with the prior owners of the Golden Ridge Mill and is discussed further in Note 4 in the accompanying Notes to Unaudited Condensed Financial Statements.

Results of Operations – Nine Months Ended September 30, 2019

Revenues increased $7.7 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  Revenues for our core SRB businesses were up 8.0% to $11.0 million versus the comparable period a year ago, while the remainder of the growth came from our acquired Golden Ridge and MGI operations.  Within our SRB business, most of the growth year-to-date was provided by growth in animal feed product revenues.

Gross loss was $0.3 million in the nine months ended September 30, 2019 compared to gross profit of $2.4 million for the nine months ended September 30, 2018.  The decline in gross profit was primarily attributable to losses from Golden Ridge as a result of a large unfavorable contract to supply milled rice which we entered into in late January 2019 and downtime in the third quarter for new equipment installation.  Excluding the impact of our Golden Ridge operations, gross profit for our core SRB business declined modestly year-over-year due to increases in raw bran costs and labor expenses associated with transitioning a couple of our key facilities to a longer work week.

Index
Selling, general and administrative (SG&A) expenses were $10.6 million compared to $8.1 million, an increase of $2.5 million, or 30.8%, in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. SG&A expenses increased as a result of higher professional service fees, payroll related expenses, as well as additional expenses from our acquired Golden Ridge and MGI operations.

Other income was $0.9 million for the nine months ended September 30, 2019 compared to $0.03 million for the nine months ended September 30, 2018. Other income in 2019 was a result of the litigation settlement with the prior owners of the Golden Ridge Mill which was completed in July 2019 and is discussed further in Note 4 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

As of September 30, 2019, our cash and cash equivalents balance was $3.7 million compared to a cash and cash equivalents balance of $7.0 million as of December 31, 2018.  After December 31, 2018, we (i) raised $13.6 million through (a) $11.6 million of proceeds in March 2019, net of expenses, from the sale and issuance of 3,046,668 shares of common stock at $3.00 per share and a pre-funded warrant exercisable into 1,003,344 shares of common stock at $2.99 per share and (b) $2.0 million of proceeds from warrant exercises (ii) spent $3.8 million on the acquisition of MGI and $3.5 million on capital expenditures and (iii) borrowed $1.2 million from a margin loan.  We used $10.5 million in operating cash during the first nine months of 2019, compared to $4.7 million of operating cash in the first nine months of 2018.  Part of the $5.8 million increase in operating use of cash between periods was the payment of approximately $1.9 million of commodities payable in the first nine months of 2019, related to a liability that we assumed in connection with the acquisition of Golden Ridge in November 2018.

We entered into a factoring agreement with a lender in October 2019, the terms of which are discussed further in Note 10 to the accompanying Notes to Unaudited Condensed Consolidated Financial Statements. Under the facility we may borrow, to the extent we have qualifying accounts receivable, up to $7.0 million.  We expect the facility will provide us with additional flexibility in funding our operating cash flows for the anticipated growth at our Golden Ridge facility.

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

For further information about other critical accounting policies, see the discussion of critical accounting policies in Note 3 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 3 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

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

Changes in Internal Control over Financial Reporting

In April 2019, management initiated remediation measure related to the material weakness described above by hiring additional accounting staff, including a Chief Accounting Officer in April 2019, and a new Chief Financial Officer in June 2019, and engaging third parties to assist us (i) in complying with the accounting and financial reporting requirements related to significant and complex acquisitions and equity transactions; and (ii) with formalizing our business processes, accounting policies and internal control documentation, strengthening supervisory reviews by our management, and evaluating the effectiveness of our internal controls in accordance with the framework established by Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.  These remediation efforts are ongoing, and management believes that significant progress has been made to resolve these issues and all material weaknesses will be addressed before we file our Annual Report on Form 10-K for the year ending December 31, 2019.

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

On July 3, 2019, we filed a complaint in the United States District Court for the Eastern District of Arkansas against Golden Ridge Rice Mills, LLC, Wayne Wilkinson and Wendy Wilkinson, among others (the Sellers), in connection with our acquisition of Golden Ridge on November 28, 2018 pursuant to an asset purchase agreement.  In our complaint, we sought, among other things, $1.7 million in damages for breach of contract relating to the calculation of net working capital under the asset purchase agreement and declaratory relief from the court to terminate certain agreements entered into by the Sellers on our behalf after the closing of the transaction.  Under the terms of the asset purchase agreement, the purchase price was subject to adjustment if the estimated closing working capital with respect to the assets purchased and the liabilities assumed was different than the actual closing working capital, as defined in the asset purchase agreement.

On July 30, 2019, we entered into a settlement agreement with the Sellers and withdrew our complaint.  Pursuant to the settlement agreement, (i) 340,00 shares of common stock held in an escrow account pursuant to the asset purchase agreement were returned to us, (ii) $0.4 million of debt owed by us to a seller was cancelled and (iii) certain undelivered grain purchase contracts between the parties were terminated.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are attached hereto and filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Here- with
3.1	Amendment to Bylaws, effective July 30, 2019	8-K	001-36245	3.1	August 5, 2019
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS (1)	XBRL Instance Document					X
101.SCH (1)	XBRL Taxonomy Extension Schema Document					X
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF (1)	XBRL Taxonomy Extension Calculation Definition Linkbase Document					X
101.LAB (1)	XBRL Taxonomy Extension Calculation Label Linkbase Document					X
101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Linkbase Document					X

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

Dated: November 7, 2019

/s/ Brent R. Rystrom
Brent R. Rystrom
Director and Chief Executive Officer

/s/ Todd T. Mitchell
Todd T. Mitchell
Chief Financial Officer