Form 10-K
period 2019-12-31
RiceBran Technologies
filed 2020-03-24
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the year ended December 31, 2019

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

As of June 30, 2019, the aggregate market value of our common stock held by non-affiliates was approximately $70.1 million calculated by using the closing price of the common stock on such date on NASDAQ Capital Market of $2.91 per share.

As of March 24, 2020, there were 40,074,483 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for its annual meeting of shareholders, which Definitive Proxy Statement will be filed with the Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Index
PART I

ITEM 1. BUSINESS

Overview

Our Company

We are a specialty ingredient company focused on milling rice and other small grains and producing, processing and marketing value-added healthy, natural and nutrient dense products derived from these grains. Notably, through the application of our proprietary technologies we are a market leader in North America in converting raw rice bran into stabilized rice bran (SRB) and high value derivative products including:

•	RiBalance, a complete rice bran nutritional package derived from further processing of SRB;
•	RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of RiBalance;
•	RiFiber, a protein and fiber rich insoluble derivative of RiBalance; and
•	our family of ProRyza products, which includes derivatives composed of protein and protein/fiber blends.

Over the past decade, we have developed our products by optimizing our proprietary processes to support the production of healthy, natural, and non-genetically modified ingredients that are gluten free and free of all major allergens for use in baked goods, cereals, coatings, health foods, high-end animal nutrition, and animal health products. Our existing and target customers are food and animal nutrition manufacturers, wholesalers and retailers, both domestically and internationally.

We incorporated under the laws of the State of California in 2000.  From July 2003 until October 2012, our corporate name was “NutraCea.”  In October 2012, we changed our name to RiceBran Technologies.  Since 2018 our corporate headquarters is located in Texas.  Over the past several years, we have acquired and divested of certain investments:

•
2019 – Acquired MGI Grain Processing, LLC., an East Grand Forks, Minnesota based company now operating as MGI Grain, Incorporated (MGI) which operates a grain mill and processing facility in East Grand Forks, Minnesota,

•	2018 – Acquired Golden Ridge Rice Mills, LLC, a Wynne, Arkansas based company now operating as Golden Ridge Rice Mills, Inc. (Golden Ridge) which operates a rice mill in Wynne, Arkansas,
•
2017 – Divested of our majority interest in Nutra S.A. LLC (Nutra SA).  Nutra SA’s only operating subsidiary was Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), which operates a rice bran oil refining plant in Pelotas, Brazil.

•
2017 – Divested of Healthy Natural, Inc. (HN), which had a formulating, blending and co-packaging facility in Irving, Texas, that manufactured blended and/or packaged functional food products for the nutrition and functional food markets.

We currently source SRB at four locations: two leased raw rice bran stabilization facilities located within supplier-owned rice mills in Arbuckle and West Sacramento, California, one company-owned rice bran stabilization facility in Mermentau, Louisiana, and our company-owned rice mill, Golden Ridge, in Wynne, Arkansas.  “Stage II” refers to the products produced using proprietary processing equipment and technology for the stabilization and further processing of rice bran into finished products.  We produce our Stage II products at our Dillon, Montana facility, including: RiSolubles, RiFiber, RiBalance, and our ProRyza family of products.

Rice Mill

On November 28, 2018 we acquired Golden Ridge Rice Mills, LLC, a recently constructed rice milling and bran stabilization facility on nearly 32 acres in Wynne, Arkansas.  Golden Ridge provides us with a presence in the largest rice-producing state and a cost-efficient source of SRB that is close to many of our customers in the Midwest and Eastern U.S. Golden Ridge specializes in producing #1 and #2 Grade U.S. premium long and medium white rice milled to United States Department of Agriculture (USDA) standards, as well as brown rice, brewers rice, and brokens.  We believe these products offer synergies to our core SRB business and should enable our sales team to deepen our relationship with our customers. Golden Ridge adheres to standard operating procedures and passed all the prerequisite audits required to meet Good Manufacturing Practice (GMP) standards and Safe Quality Food (SQF) certifications.

Index
Barley and Oats Mill

On April 4, 2019 we acquired MGI Grain Processing, LLC’s grain milling and processing facility in East Grand Forks, Minnesota which specializes in processing barley and oats, and provides mustard toll milling services. MGI provides us with a milling presence in a key production region in the U.S. and a complimentary portfolio of barley and oat ingredients, as well as other ancient grains. This creates a synergy that fits well with our rice and rice bran products as they are purchased by substantially the same buyers as our rice products. MGI’s facility is an American Institute of Baking (AIB) certified barley pearling facility and is Hazard Analysis Critical Control Point (HACCP) certified. MGI is also pursuing SQF and organic certifications.

Our Products

We believe our greatest market opportunities are in the food ingredient and animal nutrition markets.  Nutritionally balanced, minimally processed, gluten free, non-GMO and clean-label food and animal feed ingredients are in high demand, and we are strategically positioned to take advantage of this growing and sustainable market opportunity as discussed below in “Our Growth Strategy.”

Food Ingredients

Our SRB and derivative products are nutritional and beneficial food products that contain a unique combination of oil, protein, carbohydrates, vitamins, minerals, fibers, and antioxidants that enhance the nutritional value of popular consumer products. Our products replace ingredients like soy protein isolate, soy protein concentrate, modified food starch, pea protein, mustard flour and yeast at a significantly reduced cost.   Foods that are ideally suited for the addition of our SRB to their products include processed meats, cereals, snacks, beverages, baked goods, breading, and batters.

Animal Nutrition

Our SRB is marketed as a feed ingredient in the United States and international animal nutrition markets, and we will continue to pursue sales opportunities with attractive margins in those markets.  SRB is currently used as an ingredient in equine feed ingredient as it has been shown to provide health benefits for show and performance horses. By extension, we believe that there are numerous market opportunities for utilizing SRB in the production of food for companion animals. We have multiple engagements with customers in the companion animal market, and we are aggressively pursuing other opportunities.

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

After storage and drying, if necessary, paddy rice is cleaned of foreign material (scalping, de-stoning and aspiration) before it enters the first stage of milling, or paddy husking.  In the paddy husker, the hull is removed from rough rice by differential speed rubber rollers.  Loosened hulls are carried off by aspiration.  After husking, a paddy separator uses a reciprocating motion to separate normal brown rice kernels (caryopsis) from unhusked kernels which are returned to the paddy husker.

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

Index
If left unchecked, enzymatic degradation at normal room temperatures can increase the FFA levels to 5-8% within 24 hours and can continue at a rate of approximately 4-5% per day thereafter.  Enzymatic degradation is the most serious form of degradation of raw rice bran.  Rice bran stabilization is the process of carefully deactivating native enzymes to prevent the increase of FFA otherwise caused by lipase enzyme activity.  Proper stabilization is critical in the preservation of the nutritional value of the bran.

Historically, there have been a number of attempts to develop rice bran stabilization techniques, including the use of chemicals, microwave heating or variations of existing extrusion technology.  Many of these approaches have had limited success in part because they have produced rice bran with limited shelf life or with significant degradation of nutrients.

Our rice mill produces and sells long and medium grain brown and white rice, broken rice, raw bran, SRB, and hulls.

Our barley and oats mill produce and sell hulled barley, pearled barley, milled oats, steel-cut oats, flaked oats, hulls, and other products.

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

Each stabilization module can process approximately 2,000 pounds of bran per hour and has a capacity of over 7,200 tons per year.  Stabilization production capacity can be doubled, tripled or further multiplied by installing additional units sharing a common conveyor and stage system.  We have also developed and tested a smaller production unit, with a maximum production capacity of 600 pounds per hour, for installation in locations where rice mills are substantially smaller than those in the United States.

Additional proprietary processes involve enzyme treatment of SRB to produce fractions enriched in one or more macronutrients, including proteins, fibers, lipids and micronutrients such as vitamins, minerals and phytosterols, among others.  In these processes SRB is in an aqueous slurry, is treated with one or more enzymes, centrifugally separated and the fractions dried on drum driers, spray driers or other drying systems.

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

Index
Intellectual Property

Our stabilization and processing activities are an adaptation and refinement of standard food processing technology applied to rice bran.  We have chosen to treat our methods and processes as a trade secret and not to pursue process or process equipment patents on the original processes. As we develop improvements, we intend to periodically review whether we should seek patent protection for them.  We believe that certain unique products, and their biological effects, resulting from our SRB may be patentable in the future.  We also hold a number of U.S. registered trademarks and trade names and have applied for additional marks.

We continue to support internal as well as external R&D efforts that improve on existing technologies or lead to the development of new technologies relating to rice bran processing and applications.

Our Growth Strategy

We are pursuing a simple growth strategy based on a few key initiatives to grow our markets and business, improving our financial condition, and maximizing shareholder value.  The following points summarize our growth strategy:

1.
Strengthening our supply of raw rice bran through vertical integration into our own milling assets: While we continue to meet with numerous participants in the U.S. rice milling industry to expand our footprint with additional bran supplies, in November 2018, we acquired Golden Ridge Rice Mills in Wynne, Arkansas, to secure a company owned source of raw-bran and to strengthen our presence in the Delta region of the U.S., which accounts for nearly 70% of the U.S. rice harvest and provides us with logistical benefits to serve our customers located east of the Rocky Mountains.  In 2019 we invested in a significant expansion of the production capacity at Golden Ridge and are constructing a bran room capable of producing new, innovative, and technology-driven SRB products. We also remain committed to building a strong presence in California, which typically accounts for over 20% of the U.S. rice harvest, and may consider investing in a mill in this region of the U.S.

2.
Scaling our presence in the U.S. finished market through organic investment and acquisition: The acquisition of Golden Ridge Rice Mills was driven principally by our desire to secure a cost-effective and secure source of raw bran in the Delta region of the U.S. However, we also expect to grow our presence in the U.S. rice milling business through continued expansion of this facility and the possible acquisition of other rice mills, most likely in the Delta region and/or close to rice producing areas in California. We see the potential for this to lead to opportunities in the production of other products derived from rice and the by-products created by rice milling including, but not limited to, rice flour, rice protein, rice starch, soluble rice fiber, defatted rice bran, and rice bran oil. Ultimately, we could become a consolidating force in the U.S. rice industry, leveraging a growing position in this business to dominate in the emergence of related products which we believe will enjoy strong market adoption due to certain advantages in their inherent product characteristics.

3.
Enhancing our sales and growth from existing and new customers through expanded product offerings: We have supplemented our strategy of vertical integration in the rice industry with the acquisition of MGI Grain, which specializes in processing barley, oats and other small grains. These products are often purchased by the same buyers as our finished rice products from Golden Ridge and our SRB facilities. Our belief is that we will be able to leverage this expansion of our product line into enhanced customer relationships and higher sales. Over the past year we have continued to strengthen our sales team to take advantage of our growing product line and expanding geographic reach, specifically by adding expertise in the area of small grain sales to complement our existing strengths in SRB sales. With this new team member now fully integrated the expertise is being cross pollinated allowing all of our sales professionals to benefit from our ever-expanding product line-up.

4.
Driving increased operating efficiencies and cost reductions: We are focused on improving our operational efficiencies while driving cost and expense reductions.  Absorption of our relatively high fixed cost structure has been an historical issue for us, and we hope to improve the economics of our business by driving greater volumes through our existing facilities, and transitioning to lower cost company-owned facilities such as Golden Ridge, which should reduce our costs per unit of production over time.  We have also embarked on an initiative to significantly reduce our corporate overhead in 2020. Key areas of focus with regard to this initiative include planned reductions in headcount, lessening our reliance on outside consultants, and driving down administrative, audit, and legal expenses. In addition to lower operating expenses, we expect 2020 cash flow to be positively impacted by lower levels of capital investment than in 2019.

The global and domestic markets are strong and rapidly expanding for minimally processed plant-based ingredients that provide dense and balanced nutrition in addition to evidence-based functionalities while also being non-GMO, gluten free and free of all major allergens.  The regulatory requirements to add front-of-label warnings on food items and increasing demand from consumers for foods that list fewer and less processed ingredients is driving food companies to replace standard food ingredients with cleaner ingredients, such as SRB.  We anticipate further incorporation of our food ingredients by major consumer packaged goods food companies as more food companies adopt rice bran as a standard clean label food ingredient. This trend is not limited to food ingredients, as we are finding similar transition to clean ingredients among high-end animal nutrition companies.

Index
Our Customers

We use internal sales staff, outside independent sales representatives and third-party distributors to market our portfolio of products to customers domestically and internationally.  In 2019 and 2018, three customers accounted for 36% and 32% of our revenues, respectively.  We continue to focus efforts on diversification of our customer base in an attempt to mitigate the concentration of customers.

Government Regulations

Our operations are subject to federal, foreign, state and local government laws and regulations, including those relating to zoning, workplace safety and accommodations for the disabled, and our relationships with our employees are subject to regulations, including minimum wage requirements, anti-discrimination laws, overtime and working conditions and citizenship requirements.

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

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by one or more federal agencies, primarily the Food & Drug Administration (FDA), the Federal Trade Commission (FTC) and the USDA.  Our activities are also regulated by various governmental agencies for the states and localities in which our products are manufactured and sold, as well as by governmental agencies in certain countries outside the United States.  Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product’s ability to provide health-related benefits.  Specifically, the FDA, under the Federal Food, Drug and Cosmetic Act (FDCA), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of food and food ingredients.  The FTC regulates the advertising of these products.

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

The FDA Food Safety Modernization Act (FSMA), enacted January 4, 2011, amended the FDCA to significantly enhance the FDA’s authority over various aspects of food regulation.  The FSMA granted the FDA mandatory recall authority when the FDA determines there is a reasonable probability that a food is adulterated or misbranded and that the use of, or exposure to, the food will cause serious adverse health consequences or death to humans or animals.  One of the more significant changes under FSMA is the requirement of hazard analysis and risk-based preventive controls (HARPC) for all human and animal food processing facilities.  We are committed to FSMA compliance and are SQF certified at all but one of our facilities, and certification for this facility is expected in 1Q20.

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

Our Competition

There are a number of companies that have invested significant resources to develop technologies for stabilizing and processing rice bran and who market rice bran products into multiple markets around the world.  We believe that we have best of breed technologies for stabilizing rice bran and, as such, have developed significant brand recognition in the animal feed and food ingredient product sectors both domestically and internationally.  Together with our decades of application technology know-how and proprietary processing methods, we believe that we have a first-to-market advantage over the competition with respect to our SRB.

Index
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

Our Employees

As of December 31, 2019, we had 121 employees.  From year to year we experience normal variable labor fluctuation at our production facilities.  We believe relations with our employees are good.  None of our employees are covered by collective bargaining agreements.

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

Our net cash used in operating activities of continuing operations was $13.5 million in 2019 and $5.2 million in 2018.  We may not be able to achieve revenue growth, profitability or positive cash flow, on either a quarterly or annual basis, and that profitability, if achieved, may not be sustained.  If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives such as pursuing dissolution and liquidation, seeking to merge with another company, selling all or substantially all of our assets or raising additional capital through equity or debt financings.

We have generated significant losses since our inception in 2000, and losses in the future could cause the trading price of our stock to decline or have a material adverse effect on our financial condition, cash flow, and ability to pay our debts as they become due.

Since we began operations in February 2000, we have incurred an accumulated deficit in excess of $287.2 million.  We may not be able to achieve or maintain profitable operations if achieved.  If our losses continue, our liquidity may continue to be severely impaired, our stock price may fall and our shareholders may lose all or a significant portion of their investment.  If we are not able to attain profitability in the near future our financial condition could deteriorate further which could have a material adverse impact on our business and prospects and result in a significant or complete loss of shareholder investment.  Further, we may be unable to pay our debt obligations as they become due, which include obligations to secured creditors.

Index
We may need to raise additional funds through debt or equity financings in the future to achieve our business objectives and to satisfy our cash obligations, which would dilute the ownership of our existing shareholders and possibly subordinate certain of their rights to the rights of new investors.

We may need to raise additional funds through debt or equity financings in order to complete our ultimate business objectives. We also may choose to raise additional funds in debt or equity financings if they are available to us on reasonable terms to increase our working capital, strengthen our financial position or to make acquisitions. Our board of directors has the ability, without seeking shareholder approval, to issue convertible debt and additional shares of common stock or preferred stock that is convertible into common stock for such consideration as the board of directors may consider sufficient, which may be at a discount to the market price. Any sales of additional equity or convertible debt securities could result in dilution of the equity interests of our existing shareholders, which could be substantial. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our common stock, including repayment of their investment, and possibly additional amounts, before any payments could be made to holders of our common stock in connection with an acquisition of us. Such preferred shares, if authorized, might be granted rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of our common stock. Also, new investors may require that we and certain of our shareholders enter into voting arrangements that give them additional voting control or representation on our board of directors. We have a limited number of authorized and unissued (and unreserved) shares, which limits our ability to raise additional funds through such debt or equity financings. Our shareholders would need to approve any increase in the number of authorized shares. In the event that we determine that such an increase is desirable, it is possible our shareholders will not approve the increase.

Our outstanding debt is subject to terms that may adversely affect our operations and financial condition.

We entered into a factoring agreement in October 2019. The factoring agreement provides for a $7.0 million credit facility which we may draw upon to the extent we have qualifying accounts receivable as defined in the agreement. The lender has the right to demand repayment of advances under the facility at any time, and amounts owed under the agreement are secured by our personal property assets. If the lender demands repayment and we fail to make such repayment, or if we cause or permit any other event of default as defined in the agreement, or fail to comply with covenants set forth in the agreement (including restrictions on incurring other debt under unsecured loans), we would be subject to additional expenses or possible foreclosure on our assets that secure our obligations under the agreement. Such results could have a material adverse effect on our operations and financial condition.

In 2018 we identified material weaknesses in our internal control over financial reporting, and if we are unable to maintain effective internal control over financial reporting, investors could lose confidence in our consolidated financial statements and our Company, which could have a material adverse effect on our business and our stock price.

In the course of preparing the financial statements for the fiscal year ended December 31, 2018, our management determined that we had material weaknesses in our internal control over financial reporting, which related to our accounting for significant and complex acquisitions and equity transactions.  We have concluded that these material weaknesses in our internal control over financial reporting was primarily due to the relocation from Arizona to Texas in 2018 which reduced our accounting personnel that have the appropriate level of experience and technical expertise to oversee the accounting and financial reporting requirements related to significant and complex acquisitions and equity transactions.  As a result of these material weaknesses, in 2019, we initiated and implemented several remediation measures including, but not limited to: hiring a CPA licensed Chief Accounting Officer,  engaging third parties to (i) assist us in complying with the accounting and financial reporting requirements related to significant and complex acquisitions and equity transactions; and (ii) assist us with formalizing our business processes, accounting policies and internal control documentation, strengthening supervisory reviews by our management, and evaluating the effectiveness of our internal controls in accordance with the framework established by Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.  If these steps prove to be inadequate and we fail to fully remediate these material weaknesses or fail to maintain effective internal controls in the future, it could result in a material misstatement of our consolidated financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial information or cause the trading price of our common stock to decline.

There are significant market risks associated with our business.

We have formulated our business plan and strategies based on certain assumptions regarding the size of the rice, rice bran, barley and oat markets, our anticipated share of these markets, the estimated price and acceptance of our products and other factors.  These assumptions are based on our best estimates; however, our assessments may not prove to be correct.  Any future success may depend upon factors including changes in governmental regulation, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of rice bran, production, supplies, personnel, equipment and reduced margins caused by competitive pressures.  Many of these factors are beyond our control.

Index
We may face difficulties integrating businesses we acquire.

As part of our strategy, we may review opportunities to buy other businesses or technologies, such as the acquisition of Golden Ridge that was completed in 2018, and the acquisition of MGI Grain that was completed in 2019, that would complement our current products, expand the breadth of our markets or enhance technical capabilities, or that may otherwise offer growth opportunities.  Such acquisitions involve numerous risks, including, but not limited to:

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

In 2019, three customers accounted for 36% of revenues and the top ten customers accounted for 58% of revenues from continuing operations.  As of December 31, 2019, the customers with the highest ten balances accounted for 86% of accounts receivable.

We are dependent upon the continued growth, viability and financial stability of our customers.  We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenues.  Consolidation among our customers may reduce our number of customers or result in a concentration of credit risk with respect to outstanding accounts receivable.  We consider the financial strength of our customers, the remoteness of the possible risk that a default event will occur, the potential benefits to our future growth and development, possible actions to reduce the likelihood of a default event, and the benefits from the transaction, before entering into a large credit limit with a customer.  Although we analyze these factors, the ultimate collection of the obligation from the customer may not occur.  Although we continue to expand our customer base in an attempt to mitigate the concentration of credit risk, writing off of an accounts receivable balance could have an adverse effect on our results of operations.  Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents and trade receivables.  Historically, we have not experienced any loss of our cash and cash equivalents, but we have experienced losses to our trade receivables.  A significant reduction in sales to any of our significant customers could have a material adverse effect on our results of operations.

We may encounter difficulties in maintaining relationships with distributors and customers while enforcing our credit policies.

We define credit risk as the risk of loss from obligors or counterparty default.  Our credit risks arise from both distributors and customers.  Many of these risks and uncertainties are beyond our control.  Our ability to forecast future trends and spot shifts in consumer patterns or behavior even before they occur are vital for success in today’s economy.  In managing risk, our objective is to protect our profitability, but also to protect, to the extent we can, our ongoing relationships with our distributors and customers.  However, as part of our credit risk policies, we occasionally must, among other things, cancel, reduce credit limits and place cash-only requirements for certain questionable accounts.  These credit risk policies may negatively impact our relationships with our distributors and customers, which could adversely affect our results of operations.

We rely upon a limited number of product offerings.

The majority of the products that we have sold through December 31, 2019, have been based on SRB.  A decline in the market demand for our SRB or the products of other companies utilizing our SRB products would have a significant adverse impact on us.  Since the acquisition of Golden Ridge, we have also incorporated the sale of rice to our products sold towards the end of 2018.  A decline in the market demand for finished rice or the by-products of rice milling could have a significant adverse impact on us.

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

Many of our current products depend on our proprietary technology using raw rice bran, which is a by-product from milling paddy rice to white rice.  Our ability to manufacture SRB is currently limited to the production capability of our equipment located at our two suppliers’ rice mills in California, our own plant located adjacent to our supplier in Mermentau, Louisiana and our rice mill in Wynne, Arkansas.  At these facilities and our value-added product plant in Dillon, Montana, we currently are capable of producing enough finished products to meet current demand.  If demand for our products were to increase dramatically in the future, we would need additional production capacity, which may take time and may expose us to additional long-term operating costs.

We may not be able to continue to secure adequate sources of raw rice bran to meet our future demand.  Since rice bran has a limited shelf life, the supply of rice bran is affected by the amount of rice planted and harvested each year.

Adverse economic, weather, or other conditions may impact our supply and the price of rice, raw rice bran, stabilized rice bran, barley, and oats.

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

The cost of our raw materials may increase if economic or weather conditions impact crop production. Drought conditions in California could decrease rice yields there, for example, or excessive moisture could delay planting or decrease planted rice acres in Arkansas and Louisiana. Drought or excessive moisture can have similar impacts on the timing and number of acres planted to barley and oats in Minnesota, North Dakota, and Manitoba as well. We are not always able to immediately pass cost increases to our customers and any increase in the cost of our rice and rice coproducts, SRB products, and oat and barley products could have an adverse effect on our results of operations.

Damage or disruption to the capabilities of our suppliers may impair our ability to manufacture and/or sell our products. We are actively monitoring the recent novel coronavirus (COVID-19) outbreak and its potential impact on our supply chain and operations. Current and future port closures and other restrictions resulting from the outbreak may restrict global supply, which may cause the price of raw materials used in our products to increase. We are unable to accurately predict the impact that COVID-19 will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that governmental authorities may take.

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

In both the U.S. and foreign markets, the formulation, manufacturing, packaging, labeling, distribution, sale and storage of our products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions. We are subject to regulation by one or more federal agencies including the U.S. Food and Drug Administration (FDA), the U.S. Federal Trade Commission and the U.S. Department of Agriculture (USDA), state and local authorities and foreign governmental agencies. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of our products, resulting in significant loss of sales revenues. Our failure to comply with these current and new regulations could lead to the imposition of significant penalties or claims, limit the production or marketing of any non-compliant products or advertising and could negatively impact our business.

Our warehousing and manufacturing facilities are subject to risks that may negatively affect our business and operations.

Our ability to make, store, and move our products is important to our success. Disruption to our manufacturing capabilities or to our storage capabilities, due to damage to our facilities or equipment, inability or delay in replacing parts or equipment, weather, natural disaster, fire, terrorism, pandemic, or other factors, could impair our ability to manufacture or distribute our products. If we fail to mitigate the possible impact of such events, or effectively manage them if they occur, they could adversely affect our business and results of operations. Such events could also require additional resources to restore our supply chain.

Our facilities are subject to laws and regulations administered by the FDA, USDA, the Occupational Safety and Health Administration, and other federal, state, and local governmental agencies relating to the production, storage, distribution, quality, and safety of food products and the health and safety of our employees. Our failure to comply with such laws and regulations could subject us to lawsuits, administrative penalties, and civil remedies, including fines, injunctions, and recalls of our products. Changes in such laws or regulations that impose additional requirements on us could increase the cost of operating our facilities, causing our results of operations to be adversely affected.

Index
The recent global coronavirus outbreak could harm our business and results of operations.

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, customers, economies, and financial markets globally, potentially leading to an economic downturn. It has also disrupted the normal operations of many businesses. This outbreak could decrease spending, adversely affect demand for our product and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

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

Breaches of our information system security measures could disrupt our internal operations.

We are dependent upon information technology for the distribution of information internally and also to our customers and suppliers.  This information technology is subject to theft, damage or interruption from a variety of sources, including but not limited to malicious computer viruses, security breaches and defects in design.  Security breaches may result from employees’ failure to observe internal control protocols designed to protect the security of our network and the information on it, or solely from external intrusion despite our best efforts to protect our network and the information on it. Various measures have been implemented to manage our risks related to information system and network disruptions, but a system failure or breach of these measures could negatively impact our operations and financial results.

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

Our success depends in part on our ability to obtain, enforce and protect our licenses and other intellectual property rights for our products and technology.

Our success is dependent upon our ability to protect and enforce the trade secrets and trademarks that we have and to develop and obtain new patents and trademarks for future processes, machinery, compounds and products that we develop.  The process of seeking patent protection may be long and expensive, and patents might not be issued or not be broad enough in scope.  We may not be able to protect our technology adequately, and our competition may be able to develop similar technology that does not infringe or encroach upon any of our rights.

There currently are no claims or lawsuits pending or threatened against us regarding possible infringement claims, but infringement claims by third parties, or claims for indemnification resulting from infringement claims, could be asserted in the future or that such assertions, if proven to be accurate, could have a material adverse effect on our business, financial condition and results of operations.  In the future, litigation may be necessary to protect our trade secrets or know-how or to defend against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others.  Any litigation could result in substantial cost and diversion of our efforts and other resources, which could have a material adverse effect on our financial condition and results of operations.  Adverse determinations in any litigation could result in the loss of our proprietary rights, subjecting us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing or selling our systems, any of which could have a material adverse effect on our financial condition and results of operations.  A license under a third party’s intellectual property rights might not be available to us on reasonable terms, if at all.

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

In order to comply with laws, regulations and standards relating to corporate governance and public disclosure, including  the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control - Integrated Framework, and other regulations issued by the SEC, such as Dodd-Frank, we may need to invest substantial resources to comply with these evolving standards, and this investment would result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

As of March 20, 2020, 40,074,483 shares of common stock were outstanding (including 116,528 shares of nonvested stock), 8,677,024 shares of common stock were issuable upon exercise of our outstanding stock options and warrants, 213,524 shares of common stock were issuable upon conversion of preferred stock and 1,148,062 shares of common stock issuable upon vesting of restricted stock units.  The possibility that substantial amounts of our common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.  The issuance of the additional shares upon an increase in our authorized shares of common stock would significantly increase the amount of our common stock outstanding and the amount of the equity overhang.

Index
The authorization and issuance of preferred stock may have an adverse effect on the rights of holders of our common stock.

Our Board, without further action or vote by holders of our common stock, has the right to establish the terms, preference, rights and restrictions and issue shares of preferred stock.  Any series of preferred stock could be issued with terms, rights, preferences and restrictions that could adversely affect the rights of holders of our common stock and thereby reduce the value of our common stock.  The designation and issuance of preferred stock favorable to current management or shareholders could make it more difficult to gain control of our board of directors or remove our current management and may be used to defeat hostile bids for control which might provide shareholders with premiums for their shares.  We have designated and issued five series of preferred stock that no longer remain outstanding.  In addition, in February 2017, we designated a seventh series of preferred stock, Series G.  As of March 24, 2020, 225 shares of Series G preferred stock remain outstanding.  We may issue additional series of preferred stock in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We maintain various facilities that are used for manufacturing, warehousing, research and development, distribution and administrative functions.  These facilities consist of both owned and leased properties. The following table summarizes the properties used to conduct our operations as of December 31, 2019:

Location	Status	Primary Use

West Sacramento, California	Leased	Warehousing

Mermentau, Louisiana	Owned	Manufacturing

Lake Charles, Louisiana	Building – owned	Warehouse
Land – leased

Dillon, Montana	Owned	Manufacturing

The Woodlands, Texas	Leased	Administrative, corporate office

Wynne, Arkansas	Owned	Manufacturing

East Grand Forks, MN	Owned	Manufacturing

Index
Our corporate headquarters is located in The Woodlands, Texas, where we lease approximately 5,380 square feet of administrative office space.

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

Index
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “RIBT.”  Our CUSIP No. is 762831204.

Holders

As of March 20, 2020, there were approximately 232 holders of record and 6,572 beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock.  We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2019, we issued the securities described below without registration under the Securities Act.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  The issuance below was made without any public solicitation, to a limited number of persons and were acquired for investment purposes only.

On October 7, 2019, we issued 85,409 shares of common stock upon the exercise of a warrant for $81,933.

Share Repurchases

We did not repurchase any of our common stock in 2019.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

Index
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Note 3 of our Notes to Consolidated Financial Statements for a discussion of 2019 and 2018 acquisitions.

Results of Operations

	Years Ended December 31		Change %
	2019	2018
	(in thousands)
Revenues	$23,713	$14,762	60.6
Cost of goods sold	24,574	11,780	(108.6)
Gross profit (loss)	(861)	2,982
Gross profit %	-3.6%	20.2%

Selling, general and administrative expenses	13,696	11,194	(22.4)
Loss from operations	(14,557)	(8,212)	(77.3)
Other income (expense):
Interest expense	(96)	(12)
Interest income	50	-
Other, net	868	168
Total other (expense) income	822	156
Loss before income taxes	$(13,735)	$(8,056)

Revenues increased $9.0 million, or 61%, in 2019 compared to the prior year, with overall growth supported by the acquisition of Golden Ridge in November 2018, and MGI Grain in April 2019.  Food product revenues increased 97% year over year, primarily due to the addition of new products for human consumption from Golden Ridge and MGI Grain.  Animal feed product revenues increased 10%.  Animal feed product growth was primarily due to increased buying from our existing SRB customer base.

Gross profit percentage decreased 23.8 percentage points to negative 3.6% in 2019 from 20.2% in the prior year.  The decrease in gross profit was primarily attributable to operating losses at Golden Ridge due to an unfavorable contract to sell medium grain rice entered into by the seller of the mill and low levels of plant utilization in the latter half of the year while the mill was going through a planned upgrade cycle. With this project completed in early January 2020, we expect to see improved productivity and a positive contribution margin from Golden Ridge in 2020.

Selling, general and administrative (SG&A) expenses were $13.7 million in 2019, compared to $11.2 million in 2018, an increase of $2.5 million, or 22.4%.  Outside services increased $1.1 million in 2019, compared to the prior year, primarily as a result of higher outside accounting, legal and professional fees associated with the acquisition of Golden Ridge and MGI Grain. Salary, wages and benefit related expenses increased $1.1 million in 2019, compared to the prior year, driven substantially by equity grants and outside labor costs. Bad debt expense increased $0.2 million and rent expense increased $0.1 million in 2019, compared to the prior year.

Other, net was $0.9 million for 2019 compared to $0.2 million in 2018.  This increase was primarily related to the settlement of a net working capital dispute and other issues with the seller of Golden Ridge.

Covid-19 Assessment

Subsequent to RiceBran Technologies’ fiscal year ending December 31, 2019, the United States experienced an outbreak of a novel coronavirus (COVID-19), which has been declared a “pandemic” by the World Health Organization. This pandemic poses the risk that we or our customers, suppliers and other business partners may be disrupted or prevented from conducting business activities for certain periods of time, the durations of which are uncertain.

RiceBran Technologies has informed its customers that at this time we anticipate operating throughout the COVID-19 outbreak. Our locations have fewer than 15 people on site at once, and all employees have been trained on COVID-19 by our Occupational Health & Safety Manager, as well as being cross-trained to backfill in one another’s absence in accordance with GFSI requirements. We are also limiting visitors to all facilities, have cancelled all non-essential travel, and shifted many employees to working remotely. Our employees have been reporting to work, either remotely or in-person, without any material changes in attendance or resulting changes in our productivity due to the COVID-19 outbreak. We currently do not expect any of our facilities to be subject to government-mandated closures. The COVID-19 outbreak has not yet caused any material disruption in the supply of raw materials used in our products or in the distribution of our products.

The COVID-19 pandemic has become a worldwide health crisis that is adversely affecting the economies and financial markets of many countries, which we expect will adversely affect the demand for our products. However, we are not able to estimate the exact magnitude of the impact of such developments on on our business. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and spread of the outbreak within the markets in which we operate, including the related impact on our customers’ spending, all of which is highly uncertain.

Liquidity, Going Concern and Capital Resources

See Note 1 of our Notes to Consolidated Financial Statements for a discussion of liquidity.

Cash used in operating activities of continuing operations is presented below (in thousands).

Index
	Year Ended December 31
	2019	2018
Cash flow from operating activities of continuing operations:
Loss from continuing operations	$(13,735)	$(8,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,930	773
Stock and share-based compensation	1,360	886
Settlement with Sellers of Golden Ridge	(849)	-
Provision for bad debts	472	-
Other	13	(14)
Changes in operating assets and liabilities:
Accounts receivable	(1,102)	331
Inventories	332	(138)
Accounts payable and accrued expenses	(296)	935
Commodities payable	(1,340)	176
Other	(235)	(89)
Net cash used in operating activities of continuing operations	$(13,450)	$(5,241)

We used $13.5 million in operating cash during 2019, compared to $5.2 million of operating cash in 2018.  We also funded $4.4 million of capital expenditures in 2019, compared to $3.3 million in the prior year.  These capital expenditures relate primarily to our capacity expansion and debottlenecking at Golden Ridge, leasehold improvements at our Riverside facility, and our specialty ingredients’ equipment in our Dillon plant.  Offsetting these uses of cash was $19.4 million of proceeds from issuances of common stock and a prefunded warrant, as well as $2.2 million of proceeds from option and warrant exercises.

As of December 31, 2019, our cash and cash equivalents balance was $8.4 million (see Note 1), compared to $7.0 million and $0.2 million of restricted cash as of December 31, 2018. As of December 31, 2019, management believes the Company has sufficient capital reserves and borrowing capacity to fund the operations of the business; however, we may seek external sources of funding for investment initiatives and/or general operations if we determine that is the best course of action.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases with original terms of less than a year and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.  These estimates and assumptions are affected by the application of our accounting policies.  Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements.  Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.  While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions.  It is possible that materially different amounts would be reported using different assumptions.  The following is a description of what we consider to be our most significant critical accounting policies.

Inventories - Inventories are stated at the lower of cost or net realizable value, with cost determined by the first-in, first-out method.  We employ a full absorption procedure using standard cost techniques for the majority of our operations.  The standards are customarily reviewed and adjusted so that they are materially consistent with actual purchase and production costs.  Provisions for potentially obsolete or slow-moving inventory are made based upon our analysis of inventory levels, historical obsolescence and future sales forecasts, while inventory determined to be obsolete is written off immediately.

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

Index
Impairment of long-lived assets - We review our long-lived assets, such as property and equipment, operating lease assets, and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset.  An impairment loss is recognized based on the difference between the carrying values and estimated fair value.  The estimated fair value is determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to operations in the current year.  Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences.  Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell.

Goodwill – Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired.  Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  We may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If we conclude that is the case, or chose to not perform the qualitative assessment, we quantify the reporting unit’s fair value.  If the carrying amount of the reporting unit exceeds its fair value, we will record an impairment loss based on the difference.  The impairment loss will be limited to the amount of goodwill allocated to that reporting unit.  Multiple valuation techniques may be used to assess the fair value of the reporting unit.  All of these techniques include the use of estimates and assumptions that are inherently uncertain.  Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment, or both.

Intangible Assets, exclusive of goodwill – Recognized intangible assets, exclusive of goodwill, are amortized over the useful lives of the assets unless that life is determined to be indefinite.  All of our intangible assets, exclusive of goodwill, are finite lived.  We evaluate the remaining useful life of an intangible asset each reporting period to determine whether events or circumstances may indicate that a revision to the useful life is warranted to reflect the remaining expected use of the asset.  If an intangible asset’s useful life is determined to be finite, but the precise length of that life is not known, the intangible asset is amortized over our best estimate of the asset’s useful life in a manner that reflects the pattern in which the asset’s economic benefits are consumed or expected to be realized.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset.  Our primary intangible asset, exclusive of goodwill, is a customer relationship intangible which was recognized in the acquisition of MGI and derives its value from future cash flows expected from the customers acquired from MGI.  Changes in the actual or estimated cash flows of these customers could result in a material adjustment to amortization expense, an impairment loss, or both.  Estimates of future cash flows are based on many factors, including current cash flows, expected market trends and competitive influences.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Index
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of RiceBran Technologies

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RiceBran Technologies and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in shareholders’ equity and cash flows, for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas
March 24, 2020

Index
RiceBran Technologies
Consolidated Balance Sheets
December 31, 2019 and 2018
(in thousands, except share amounts)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$8,444	$7,044
Restricted cash	-	225
Accounts receivable, net of allowance for doubtful accounts of $347 and $14	3,738	2,529
Receivable from sellers of Golden Ridge - working capital adjustment to purchase price	-	1,147
Inventories	898	958
Other current assets	691	610
Total current assets	13,771	12,513
Property and equipment, net	19,077	15,010
Operating lease right-of-use assets	2,752	-
Goodwill	3,915	3,178
Intangible assets	950	16
Other long-term assets	27	-
Total assets	$40,492	$30,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$833	$1,583
Commodities payable	829	2,735
Accrued salary, wages and benefits	877	933
Accrued expenses	1,000	520
Customer prepayments	12	145
Operating lease liabilities, current portion	309	-
Finance lease liabilities, current portion	101	45
Payable to purchaser of HN - working capital adjustment to purchase price	-	259
Note payable to seller of Golden Ridge	-	609
Due under factoring agreement	1,823	-
Long-term debt, current portion	28	32
Total current liabilities	5,812	6,861
Operating lease liabilities, less current portion	2,674	-
Finance lease liabilities, less current portion	190	86
Long-term debt, less current portion	73	59
Total liabilities	8,749	7,006
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 20,000,000 shares authorized:
Series G, convertible, 3,000 shares authorized, stated value $225 and $450, 225 shares and 405 shares, issued and outstanding	112	201
Common stock, no par value, 50,000,000 shares authorized, 40,474,483 shares and 29,098,207 shares, issued and outstanding	318,811	296,739
Accumulated deficit	(287,180)	(273,229)
Total shareholders’ equity	31,743	23,711
Total liabilities and shareholders’ equity	$40,492	$30,717

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Operations
Years Ended December 31, 2019 and 2018
(in thousands, except share and per share amounts)

	2019	2018

Revenues	$23,713	$14,762
Cost of goods sold	24,574	11,780
Gross (loss) profit	(861)	2,982
Selling, general and administrative expenses	13,696	11,194
Operating loss	(14,557)	(8,212)
Other income (expense):
Interest expense	(96)	(12)
Interest income	50	-
Other income	884	193
Other expense	(16)	(25)
Total other income	822	156
Loss before income taxes	(13,735)	(8,056)
Income tax expense	-	(45)
Loss from continuing operations	(13,735)	(8,101)
Loss from discontinued operations	(216)	-
Net loss	$(13,951)	$(8,101)

Basic loss per common share:
Continuing operations	$(0.42)	$(0.37)
Discontinued operations	(0.01)	-
Basic loss per common share	$(0.43)	$(0.37)

Diluted loss per common share:
Continuing operations	$(0.42)	$(0.37)
Discontinued operations	(0.01)	-
Diluted loss per common share	$(0.43)	$(0.37)

Weighted average number of shares outstanding:
Basic	32,359,316	22,099,149
Diluted	32,359,316	22,099,149

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2019 and 2018
(in thousands, except share amounts)

	Shares
	Preferred Series G	Common	Preferred Stock	Common Stock	Accumulated Deficit	Equity
Balance, January 1, 2018	630	18,046,731	$313	$279,548	$(265,128)	$14,733
Common stock awards under equity incentive plans	-	312,556	-	790	-	790
Exercise of common stock options	-	32,500	-	28	-	28
Conversion of preferred stock into common stock	(225)	213,523	(112)	112	-	-
Exercise of common stock warrants	-	8,826,230	-	11,106	-	11,106
Acquisition of Golden Ridge	-	1,666,667	-	5,000	-	5,000
Other	-	-	-	155	-	155
Net loss	-	-	-	-	(8,101)	(8,101)
Balance, December 31, 2018	405	29,098,207	201	296,739	(273,229)	23,711
Sales of common stock and Prefunded Warrant, net of costs	-	9,831,668	-	19,422	-	19,422
Exercise of Prefunded Warrant	-	1,003,344	-	10	-	10
Common stock awards under equity incentive plans	-	289,349	-	1,360	-	1,360
Exercise of common stock options	-	165,812	-	156	-	156
Conversion of preferred stock into common stock	(180)	170,818	(89)	89	-	-
Exercise of common stock warrants	-	685,409	-	2,062	-	2,062
Retirement of unvested shares	-	(830,124)	-	-	-	-
Retirement of shares received in settlement with sellers of Golden Ridge	-	(340,000)	-	(1,027)	-	(1,027)
Net loss	-	-	-	-	(13,951)	(13,951)
Balance, December 31, 2019	225	40,074,483	$112	$318,811	$(287,180)	$31,743

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Consolidated Statements of Cash Flows
Years Ended December 31, 2019 and 2018
(in thousands)

	2019	2018
Cash flow from operating activities:
Net loss	$(13,951)	$(8,101)
Loss from discontinued operations	216	-
Loss from continuing operations	(13,735)	(8,101)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	1,899	726
Amortization	31	47
Stock and share-based compensation	1,360	886
Settlement with sellers of Golden Ridge	(849)	-
Provision for bad debts	472	-
Other	13	(14)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(1,102)	331
Inventories	332	(138)
Accounts payable and accrued expenses	(296)	935
Commodities payable	(1,340)	176
Other	(235)	(89)
Net cash used in operating activities	(13,450)	(5,241)
Cash flows from investing activities:
Acquisition of MGI	(3,777)	-
Purchases of property and equipment	(4,219)	(3,248)
Acquisition of Golden Ridge, net of cash acquired	-	(1,862)
Disbursement of notes receivable	-	(475)
Net cash used in investing activities - continuing operations	(7,996)	(5,585)
Net cash used in investing activities - discontinued operations	(475)	-
Cash flows from financing activities:
Proceeds from issuances of common stock and Prefunded Warrant, net of issuance costs	19,422	-
Proceeds from common stock warrant exercises	2,072	11,106
Proceeds from common stock option exercises	156	28
Payments of long-term debt and finance lease liabilities	(363)	(16)
Proceeds from margin loan	1,853	-
Payments of margin loan	(1,853)	-
Advances on factoring agreement	5,134	-
Payments on factoring agreement	(3,325)	-
Other	-	(1)
Net cash provided by financing activities	23,096	11,117
Net change in cash and cash equivalents and restricted cash	$1,175	$291

Cash and cash equivalents and restricted cash, beginning of period
Cash and cash equivalents	$7,044	$6,203
Restricted cash	225	775
Cash and cash equivalents and restricted cash, beginning of period	7,269	6,978
Cash and cash equivalents and restricted cash, end of period
Cash and cash equivalents	8,444	7,044
Restricted cash	-	225
Cash and cash equivalents and restricted cash, end of period	8,444	7,269
Net change in cash and cash equivalents and restricted cash	$1,175	$291

Supplemental disclosures:
Cash paid for interest	$81	$10

See Notes to Consolidated Financial Statements

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 1. LIQUIDITY AND MANAGEMENT’S PLAN

We believe that despite the multi-year history of operating losses and negative operating cash flows from our continuing operations, there is no substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.  The factors that alleviated the doubt are summarized below:

•	Cash and cash equivalents increased $1.4 million, from $7.0 million as of December 31, 2018, to $8.4 million as of December 31, 2019.
•	In April 2019 we acquired substantially all the assets comprising the business of a cash flows positive operation now conducting business as MGI Grain Incorporated.
•
In 2019, we received $19.4 million in proceeds from issuances of common stock and a prefunded warrant as well as $2.1 million in proceeds from warrant holders for warrants exercised which exceeded our $13.5 million in negative cash flow from operating activities of continuing operations.

•
Our $8.4 million cash position at December 31, 2019 along with yet unused capacity from our $7.0 million senior lending facility is expected to be sufficient to fund operating activities of continuing operations through 2020.

NOTE 2. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

We are a specialty ingredient company focused on producing value-added processing and marketing of healthy, natural and nutrient dense products derived from rice and other small grains, and the by-products created in the milling of these grains. Notably, we apply our proprietary technologies to convert raw rice bran into stabilized rice bran (SRB), and high value derivative products including: RiBalance, a rice bran nutritional package derived from SRB; RiSolubles, a nutritious, carbohydrate and lipid rich fraction of RiBalance; RiFiber, a fiber rich insoluble derivative of RiBalance and ProRyza, a rice bran protein-based product; and a variety of other valuable derivatives extracted from these core products.

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

We manufacture and distribute SRB in various granulations from four locations: two leased facilities located within supplier-owned rice mills in Arbuckle and West Sacramento, California; one company-owned facility in Mermentau, Louisiana; and, since November 2018, our first company-owned rice mill in Wynne, Arkansas.  At our Dillon, Montana facility, we produce SRB based products and derivatives that have been further refined through our proprietary processes.  Our rice mill in Wynne, Arkansas also supplies grades U.S. No. 1 and No. 2 premium long and medium white rice.  In April 2019, we purchased a grain processing facility in East Grand Forks, Minnesota, to expand the variety of grains which we can offer to the market.

Recent Accounting Guidance

Recent accounting standards not yet adopted

The following discusses the accounting standard(s) not yet adopted that will, or are expected to, result in a significant change in practice and/or have a significant financial impact on us.

In June 2016, the Financial Accounting Standards Board (FASB) issued guidance, ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which changed the accounting for credit losses for certain instruments, including trade receivables, from an incurred loss method to a current expected loss method.  The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts.  The guidance, and subsequent guidance related to the topic, is effective for our annual and interim periods beginning in 2023 and must be adopted on a modified retrospective approach through cumulative-effect adjustment to retained earnings as of January 1, 2023.  Based on the nature of our current receivables and our credit loss history, we do not expect the adoption of the guidance to have a significant impact on our results of operations, financial position, and cash flows.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

On December 18, 2019, the FASB issued Accounting Standards Update (ASU) No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its simplification initiative (i.e., its effort to reduce the complexity of accounting standards). The ASU is intended to remove certain exceptions to the general principles in current GAAP, reduce the cost and complexity in accounting for income taxes, and improve financial statement preparers’ application of income tax-related guidance. This guidance does not create new accounting requirements. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. We are evaluating the impact of and approach to adopting this amended accounting guidance on our consolidated financial statements.

Recently adopted accounting standards

In February 2016, the FASB issued guidance which changed the accounting for leases, ASU No. 2016-02, Leases (ASU 2016-02).  On January 1, 2019, we adopted the guidance, and subsequent guidance related to the topic in ASU 2018-11, using the modified retrospective method.  No adjustment was required to our retained earnings as of January 1, 2019.  Under prior GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease depended primarily on the lease’s classification as a finance or operating lease.  Under ASU 2016-02, we recognize a right-of-use asset and a lease liability for both types of leases.  For finance leases, we recognize amortization of the right-of-use asset separately from interest expense on the lease liability.  We elected the package of practical expedients in transition for leases that commenced prior to January 1, 2019, and therefore did not reassess (i) whether any expired or existing contracts are, or contain, leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases.  We did not elect to use hindsight for transition when considering judgments and estimates such as assessments of lease options to extend, or terminate, a lease, or to purchase the underlying asset.  We have no land easements.  For all asset classes, we elected to (i) not recognize a right-of-use asset and lease liability for leases with a term of 12 months or less and (ii) not separate nonlease components from lease components, and we have accounted for combined lease and nonlease components as a single lease component.  As of January 1, 2019, we recorded operating lease right-of-use assets of $3.0 million and operating lease liabilities of $3.3 million, with the difference being a reduction to existing liabilities.  The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods, other than finance leases, which are now separately classified and are no longer classified as long-term debt.  Additional disclosures required by the guidance are presented within the “Leases” policy disclosure below and Note 10.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07).  The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees.  As a result, nonemployee share-based transactions are measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. We adopted ASU 2018-07 on January 1, 2019.  The guidance did not change the way we recognize expense for director awards.  Adoption of the standard only impacted the recognition of expense, on a prospective basis, for one supplier’s awards which were subject to performance conditions.  Adoption of the guidance did not have a material impact on our financial statements in 2019.  Additional disclosures required by the guidance are presented within the “Share-Based Compensation” policy disclosure below.

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

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Reclassifications – Certain reclassifications have been made to amounts reported for the prior year to achieve consistent presentation with the current year.

Cash and Cash Equivalents – We consider all highly liquid investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.  In all periods presented, we maintained our cash and cash equivalents with major banks.  We maintain cash in bank accounts in amounts which at times may exceed federally insured limits. At times we invest in money market funds which are also not federally insured. We have not experienced any losses on such accounts.

Accounts Receivable and Allowance for Doubtful Accounts – Accounts receivable represent amounts receivable on trade accounts.  The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts and the aging of accounts receivable.  We analyze the aging of customer accounts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  From period to period, differences in judgments or estimates utilized may result in material differences in the amount and timing of the provision for doubtful accounts.  We periodically evaluate our credit policy to ensure that customers are worthy of terms and support our business plans.  We generally do not require collateral.

Inventories – Inventories are stated at the lower of cost or net realizable value.  We employ a full absorption procedure using standard cost techniques for the majority of our operations.  The standards are customarily reviewed and adjusted so that they are materially consistent with actual purchase and production costs.  Provisions for potentially obsolete or slow-moving inventory are made based upon our analysis of inventory levels, historical obsolescence and future sales forecasts, while inventory determined to be obsolete is written off immediately.

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

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset.  An impairment loss is recognized based on the difference between the carrying value and estimated fair value.  The estimated fair value is determined based on either the discounted future cash flows or other appropriate fair value methods with the amount of any indicated deficiency charged to operations in the current year.  Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences.  Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell.

Goodwill – Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired.  Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  We may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If we conclude that is the case, or chose to not perform the qualitative assessment, we quantify the reporting unit’s fair value.  If the carrying amount of the reporting unit exceeds its fair value, we record an impairment loss based on the difference.  The impairment loss will be limited to the amount of goodwill allocated to that reporting unit.  Multiple valuation techniques may be used to assess the fair value of the reporting unit.  All of these techniques include the use of estimates and assumptions that are inherently uncertain.  Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment, or both.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Intangible Assets, exclusive of goodwill – Recognized intangible assets, exclusive of goodwill, are amortized over the useful lives of the assets unless that life is determined to be indefinite.  All of our intangible assets, exclusive of goodwill, are finite lived.  We evaluate the remaining useful life of an intangible asset each reporting period to determine whether events or circumstances may indicate that a revision to the useful life is warranted to reflect the remaining expected use of the asset.  If an intangible asset’s useful life is determined to be finite, but the precise length of that life is not known, the intangible asset is amortized over our best estimate of the asset’s useful life in a manner that reflects the pattern in which the asset’s economic benefits are consumed or expected to be realized.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss is recognized when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset.  Our primary intangible asset, exclusive of goodwill, is a customer relationship intangible which derives its value from future cash flows expected from the acquired customers.  Changes in the actual or estimated future cash flows of these customers could result in a material adjustment to amortization expense, an impairment loss, or both.  Estimates of future cash flows are based on many factors, including current cash flows, expected market trends and competitive influences.

Leases – The following summarizes our leases accounting policy effective January 1, 2019, with adoption of ASU 2016-02 and related guidance (discussed further above under “Recent Accounting Guidance”).

We lease certain buildings, land and corporate office space under operating leases with monthly or annual rent payments.  We lease certain machinery and equipment under finance leases with monthly rent payments.  We determine if an arrangement is a lease at inception.  Operating lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as operating lease liabilities in our consolidated balance sheets.  Finance lease right-of-use assets are included in property and equipment, net, and the related liabilities are included as finance lease liabilities in our consolidated balance sheets.

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

In determining our right-of-use assets and lease liabilities, we apply a discount rate to the minimum lease payments within each lease.  When we cannot readily determine the discount rate implicit in a lease, we utilize our incremental borrowing rate, the rate of interest that we would incur to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.  To estimate the incremental borrowing rate, we reference a market yield curve consistent with our assessment of our credit quality.

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

Share-Based Compensation – The following summarizes our share-based compensation accounting policy effective January 1, 2019, with adoption of ASU 2018-07 (discussed further above under “Recent Accounting Guidance”).

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

For awards of nonvested stock to employees, share-based compensation is measured based on the fair value of the stock on the date of grant and the corresponding expense is recognized over the period during which an employee is required to provide service in exchange for the reward.  Compensation expense related to service-based awards are recognized on a straight-line basis over the requisite service period for the entire award.

For restricted stock units issued to employees with market conditions, share-based compensation is measured based on the fair value of the award on the date of grant using a binomial simulation model and expense is recognized over the derived service period determined by the simulation.  The binomial simulation model requires us to estimate key assumptions such as stock volatility, risk-free interest rates and dividend yields based on both historical information and management’s judgment regarding market factors and trends.

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

We recognize interest and penalties related to uncertain tax positions, if any, in selling, general and administrative expenses.

Fair Value – Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Certain assets and liabilities may be presented in the financial statements at fair value.  Assets and liabilities measured at fair value on a non-recurring basis may include property and equipment.

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

NOTE 3. ACQUISITIONS

MGI

On April 4, 2019, we acquired substantially all of the assets comprising the business of MGI Grain Processing, LLC, a Minnesota limited liability company, now conducting business as MGI Grain Incorporated (MGI) for an aggregate purchase price of $3.8 million.  The purchase price included $0.3 million deposited in an escrow account at closing which was subsequently released to the sellers in June 2019.  MGI owns and operates a grain mill and processing facility in East Grand Forks, Minnesota. We acquired MGI as part of our strategy to expand our product portfolio.  The acquisition has been accounted for as a business combination.  The results of MGI’s operations are included in our consolidated financial statements beginning April 4, 2019.  In 2019, we incurred $0.1 million of MGI acquisition-related costs which are included in selling, general and administrative expenses.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

The purchase price for MGI was subject to adjustment if the estimated closing working capital with respect to the assets purchased and the liabilities assumed was different than the actual closing working capital, as defined in the purchase agreement.  The seller of MGI paid a working capital adjustment of $18 thousand in 2019.The following table summarizes the purchase price allocation, the consideration transferred to acquire MGI and the amounts of identified assets acquired and liabilities assumed (in thousands).

	Estimated at June 30, 2019	Adjustments	Final as of December 31, 2019
Cash	$3,795	$-	$3,795
Working capital adjustment to purchase price	(38)	20	(18)
Total fair value of consideration transferred	3,757	20	3,777
Accounts receivable	591	-	591
Inventories	149	-	149
Deposits and other current assets	4	8	12
Property and equipment	1,560	-	1,560
Customer relationship	930	-	930
Other finite-lived intangible assets	35	-	35
Accounts payable	(219)	-	(219)
Finance lease liabilities	(18)	-	(18)
Net recognized amounts of identifiable assets acquired and liabilities assumed	3,032	8	3,040
Goodwill	$725	$12	$737

In the fourth quarter of 2019, our appraiser finalized certain fair value calculations and we completed our review of the calculations.  The fair value of MGI’s trade receivables at acquisition, equaled the gross amount of trade receivables.  The fair value of the customer relationship intangible at acquisition was estimated using an income approach based on expected future cash flows.  As discussed in Note 9, we are amortizing the customer relationship intangible to expense over the 15-year period of expected future economic benefit, in proportion to the discounted expected future cash flows used to estimate the value of the intangible at acquisition.  Goodwill primarily was attributed to intangible assets that do not qualify for separate recognition and synergies generated by MGI when combined with our existing operations.  The $0.7 million allocated to goodwill is deductible for tax purposes over the next fifteen years.

Our revenues for 2019 include $1.9 million related to the acquired MGI business.  Our net loss for 2019 includes $0.3 million of net loss from the acquired MGI business.  The following table provides unaudited pro forma information for the periods presented as if the MGI acquisition had occurred January 1, 2018.

	Year Ended December 31
	2019	2018
Revenues (in thousands)	$224,913	$17,542
Loss from continuing operations (in thousands)	$(13,432)	$(7,792)
Loss per share - continuing operations	$(0.42)	$(0.35)
Weighted average number of common shares outstanding - basic and diluted	32,359,316	22,099,149

No adjustments have been made in the pro forma information for synergies that are resulting or planned from the MGI acquisition.  The unaudited proforma information is not indicative of the results that may have been achieved had the companies been combined as of January 1, 2018, or of our future operating results.

Golden Ridge

In November 2018, we acquired substantially all of the assets comprising the business of Golden Ridge Rice Mills, LLC, now conducting business as Golden Ridge Rice Mills, Inc. (Golden Ridge).  The primary activity of the business is the operation of a rice mill in Wynne, Arkansas.  We acquired the business as part of our strategy to vertically integrate in order to leverage our proprietary technologies for producing SRB and derivative products.  The acquisition has been accounted for as a business combination.  The results of Golden Ridge’s operations are included in our consolidated financial statements beginning November 28, 2018.  In 2018, we incurred $0.1 million of Golden Ridge acquisition-related costs which are included in selling, general and administrative expenses.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

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

	Estimated at Acquisition and as of December 31, 2018	Adjustments	Final as of December 31, 2019
1,666,667 shares of common stock, at fair value of $3.00 per share at closing	$5,000	$-	$5,000
Golden Ridge financial liabilities paid for the seller	2,661	-	2,661
Cash	250	-	250
Note payable to seller	609	-	609
Working capital adjustment to purchase price	(1,147)	584	(563)
Total fair value of consideration transferred	7,373	584	7,957

Cash	409	(63)	346
Accounts receivable	1,587	87	1,674
Inventories	103	-	103
Property and equipment	5,092	-	5,092
Accounts payable	(222)	110	(112)
Commodities payable	(2,559)	432	(2,127)
Accrued liabilities	(12)	12	-
Lease liabilities	(104)	-	(104)
Equipment notes payable	(99)	6	(93)
Net recognized amounts of identifiable assets acquired and liabilities assumed	4,195	584	4,779
Goodwill	$3,178	$-	$3,178

The 1,666,667 shares issued at closing of our purchase of Golden Ridge included 380,952 shares that were deposited in an escrow account to be used to satisfy any indemnification obligations of the seller that may arise.  As of December 31, 2018, the 380,952 shares remained in escrow.  In July 2019, we reached an agreement to settle the $0.6 million working capital adjustment receivable and other claims with the sellers of Golden Ridge.  As a result, (i) 340,000 shares of common stock held in the escrow account ($1.0 million fair value as of both the settlement date and the November 28, 2018, acquisition date) were returned to us and retired, (ii) the remaining $0.4 million note payable we owed to a seller was cancelled and (iii) certain open grain purchase contracts with entities related to a seller were terminated.  We recorded a gain on the noncash settlement of $0.8 million in the third quarter of 2019, which is included in other income. In connection with the foregoing, a settlement agreement was entered into among the parties, all shares of common stock were distributed, and the escrow agreement was terminated.

The fair value of trade receivables for Golden Ridge at acquisition was $1.6 million, which was $0.1 million less than the value of gross trade receivables.  Goodwill was primarily attributed to intangible assets that do not qualify for separate recognition and synergies generated by Golden Ridge’s integration with our other operations.  Between December 31, 2018, and June 30, 2019, information was discovered requiring adjustments to the opening balance sheet of Golden Ridge.  The adjustments resulted primarily from an overstatement of the opening balances of commodities payable and accounts payable at December 31, 2018.  These balances were adjusted in the June 30, 2019, financial statements.  The impact of the adjustments to our prior period financial statements is not considered significant.  No additional adjustments have been made to the opening balances after June 30, 2019.

Our revenues for 2019 and 2018 includes $7.6 million and $0.9 million related to the acquired Golden Ridge business.  Our net loss for 2019 and 2018 includes $2.8 million and $0.2 million, respectively, related to the acquired Golden Ridge business.  The following table provides unaudited pro forma information for 2018 as if the acquisition had occurred January 1, 2017.

Revenues (in thousands)	$30,289
Loss from continuing operations (in thousands)	$(10,601)
Loss per share - continuing operations	$(0.45)
Weighted average number of common shares outstanding - basic and diluted	23,615,131

No adjustments have been made in the pro forma information for synergies that are resulting or planned from the Golden Ridge acquisition.  The unaudited proforma information is not indicative of the results that may have been achieved had the companies been combined as of January 1, 2017, or of our future operating results.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 4. DISCONTINUED OPERATIONS AND RESTRICTED CASH

In July 2017, we completed the sale of the assets of Healthy Natural (HN) for $18.3 million in cash and recognized a gain on sale of $8.2 million, net of $4.7 million in taxes.  The selling price was subject to adjustment if the estimated closing working capital with respect to the assets sold and the liabilities assumed was different than the actual closing working capital for those assets and liabilities.  The $8.2 million net gain on sale recognized in 2017 was based on an estimated working capital adjustment of $0.3 million, which was disputed.  Our consolidated balance sheets included a liability for the settlement of the working capital adjustment of $0.3 million as of December 31, 2018.  During the three months ended March 31, 2019, we finalized the adjustment with the purchaser of HN, and increased the estimated working capital adjustment from $0.3 million to $0.5 million.  We paid the $0.5 million liability in July 2019. The adjustment to lower the gain on the sale of HN as a result of the change in the estimated working capital adjustment is recorded in discontinued operations in 2019, net of zero tax benefit.

Restricted cash on our consolidated balance sheets as of December 31, 2018, was related to the $0.2 million balance in an escrow account established at the time of the sale for settlement of the working capital adjustment.  The amounts in escrow were released and used to settle a portion of the liability for the working capital adjustment in July 2019.

NOTE 5. CASH AND CASH EQUIVALENTS

As of December 31, 2019, we had $7.5 million of cash and cash equivalents invested in a money market fund with net assets invested in U.S. Dollar denominated money market securities of domestic and foreign issuers, U.S. Government securities and repurchase agreements.  We consider all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

We have cash on deposit in excess of federally insured limits at a bank.  We do not believe that maintaining substantially all such assets with the bank or investing in a liquid mutual fund represent material risks.

NOTE 6. ACCOUNTS RECEIVABLE AND REVENUES

Amounts billed and due from our customers are classified as accounts receivables on our consolidated balance sheets and require payment on a short-term basis. Invoices are generally issued at the point control transfers and substantially all of our invoices are due within 30 days or less, however certain customers have terms of up to 120 days.  For substantially all of our contracts, control of the ordered product(s) transfers at our location.  Periodically, we require payment prior to the point in time we recognize revenue.  Amounts received from customers prior to revenue recognition on a contract are contract liabilities, are classified as customer prepayments liability on our consolidated balance sheets and are typically applied to an invoice within 30 days of the prepayment.  Revenues in 2019 include $0.1 million in unearned revenue as of December 31, 2018, and in 2018 include less than $0.1 million in unearned revenue as of January 1, 2018.

Our accounts receivable potentially subject us to significant concentrations of credit risk.  Revenues and accounts receivable from significant customers (customers with revenue or accounts receivable in excess of 10% of consolidated totals) are stated below as a percent of consolidated totals.

	Customer
	A	B	C	D	E
% of revenue, 2019	11%	9%	16%	3%	2%
% of revenue, 2018	17%	14%	1%	4%	-%

% of accounts receivable, as of December 31, 2019	10%	8%	31%	-%	10%
% of accounts receivable, as of December 31, 2018	13%	-%	16%	14%	-%

The following table presents revenues by geographic area shipped to (in thousands).

	Year Ended December 31
	2019	2018
United States	$22,533	$13,469
Other countries	1,180	1,293
Revenues	$23,713	$14,762

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

The following table presents revenues by product line (in thousands).

	Year Ended December 31
	2019	2018
Food	$16,957	$8,600
Animal nutrition	6,756	6,162
Revenues	$23,713	$14,762

NOTE 7. INVENTORIES

The following table details the components of inventories (in thousands).

	December 31
	2019	2018
Finished goods	$698	$853
Raw materials	90	3
Packaging	110	102
Inventories	$898	$958

NOTE 8. PROPERTY AND EQUIPMENT

The following table details the components of property and equipment (amounts in thousands).

	December 31
	2019	2018	Estimated Useful Lives
Land	$730	$585
Furniture and fixtures	476	430	5-10 years
Plant	9,667	8,613	20-40 years, or life of lease
Computer and software	1,317	1,295	3-5 years
Leasehold improvements	2,019	681	4-15 years, or life of lease
Machinery and equipment	16,864	13,528	5-15 years
Property and equipment, cost	31,073	25,132
Less accumulated depreciation	11,996	10,122
Property and equipment, net	$19,077	$15,010

Amounts payable for property and equipment included in accounts payable totaled $0.1 million at December 31, 2019, and $0.2 million at December 31, 2018.  During 2019, we financed the purchase of $0.3 million of property with finance leases and equipment notes.  Assets which had not yet been placed in service, included in property and equipment, totaled $1.5 million at December 31, 2019, and $2.2 million at December 31, 2018.

NOTE 9. GOODWILL AND INTANGIBLES

A summary of goodwill activity follows (in thousands).

	Year Ended December 31
	2019	2018
Goodwill, beginning of period	$3,178	$-
Golden Ridge acquisition	-	3,178
MGI acquistion	737	-
Goodwill, end of period	$3,915	$3,178

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Intangible assets, excluding goodwill, consist of the following (in thousands).

	December 31, 2019				December 31, 2018
	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	15	$930	$20	$910	$-	$-	$-
Trademarks	10	13	1	12	-	-	-
Non-compete agreement	5	22	3	19	-	-	-
Other	17	32	23	9	32	16	16
Total intangible assets		$997	$47	$950	$32	$16	$16

The customer relationship intangible, acquired from MGI in 2019, is amortizing over the 15-year period of expected future economic benefit, in proportion to the discounted expected future cash flows used to estimate the value of the intangible at acquisition.  It is amortizing at a more rapid rate in the earlier periods than in later periods.  Other finite-lived intangible assets are amortizing on a straight-line basis.

As of December 31, 2019, the weighted-average remaining amortization period for intangibles other than goodwill is 13.6 years and future intangible amortization is expected to total the following (in thousands):

2020	$228
2021	196
2022	146
2023	110
2024	80
Thereafter	190
Total amortization	$950

NOTE 10. LEASES

The components of lease expense and cash flows from leases for 2019 follows (in thousands).

Finance lease cost:
Amortization of right-of use assets, included in cost of goods sold	$60
Interest on lease liabilities	14
Operating lease cost, included in selling, general and administrative expenses:
Fixed leases cost	522
Variable lease cost	132
Short-term lease cost, included in cost of goods sold	21
Total lease cost	$749

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$14
Operating cash flows from operating leases	$522
Financing cash flows from finance leases	$79

As of December 31, 2019, variable lease payments do not depend on a rate or index.  As of December 31, 2019, property and equipment, net, includes $0.3 million of finance lease right-of-use-assets, with an original cost of $0.4 million.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

As of December 31, 2019, we do not believe it is certain that we will exercise any renewal options.  The remaining terms of our leases and the discount rates used in the calculation of the fair value of our leases as of December 31, 2019, follows.

	Operating Leases	Finance Leases
Remaining lease terms (in years)	0.3-13.2	1.1-4.5
Weighted average remaining lease terms (in years)	7.8	3.3
Discount rates	4.9%-9.0%	4.3%-7.3%
Weighted average discount rate	7.6%	5.8%

As of December 31, 2019, operating leases have maturities extending through 2032.  Maturities of lease liabilities as of December 31, 2019, follows (in thousands).

	Operating Leases	Finance Leases
2020	$525	$115
2021	536	91
2022	548	68
2023	528	38
2024	428	11
Thereafter	1,469	-
Total lease payments	4,034	323
Amounts representing interest	(1,051)	(32)
Present value of lease obligations	$2,983	$291

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

NOTE 11. DEBT

In October 2019, we entered into a factoring agreement which provides for a $7.0 million credit facility with a lender.  We may only borrow to the extent we have qualifying accounts receivable as defined in the agreement.  The facility has an initial two-year term and automatically renews for successive annual periods, unless proper termination notice is given.  We paid a $0.2 million facility fee upon inception of the agreement which is amortizing to interest expense on a straight-line basis over two years.  We incur recurring fees under the agreement, including a funding fee of 0.5% above the prime rate, in no event to be less than 5.5%, on any advances and a service fee on average net funds borrowed.  During 2019, we expensed $0.1 million of interest and fees under the agreement.  In 2019, fees incurred averaged 6.7% (exclusive of deferred cost amortization) and interest averaged 8.2% of the amounts outstanding under the facility.  In 2019, outstanding borrowings under the agreement averaged $0.2 million per day.  As of December 31, 2019, the $1.8 million presented on our consolidated balance sheets as due under the factoring agreement consisted of $2.0 million borrowed net of $0.2 million of unamortized debt issuance costs.  Amortization of debt issuance costs in 2019, was less than $0.1 million.  The lender has the right to demand repayment of the advances at any time.  The lender has a security interest in personal property assets.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Long-term debt consists of the following (in thousands).

	December 31
	2019	2018
Equipment notes - Initially recorded in November 2018, in the acquisition of Golden Ridge, at the present value of future payments using a discount rate of 4.8%, which we determined approximated the market rate for similar debt with similar maturities as of the date of acquisition. Payable in monthly installments. Expire at dates ranging through 2022.	$62	$91
Equipment note - Dated December 2019. Due in monthly installments through December 2024. Interest accrues at the effective discount rate of 9.3%.	39	-
Total long term debt	$101	$91

Future principal maturities of long-term debt outstanding at December 31, 2019, follow (in thousands).

2020	$28
2021	31
2022	23
2023	9
2024	10
$101

The note payable to the seller of Golden Ridge, bore interest at an annual rate of 6.8%.  Interest was payable monthly.  We paid $0.3 million of principal on the note in January 2019.  The remaining principal of $0.4 million was payable upon maturity of the note in November 2019.  The seller cancelled the note payable in July 2019 in partial settlement of the working capital adjustment receivable from the seller described further in Note 3.

During 2019, we borrowed under a demand loan collateralized by the investment in the money market fund described in Note 5, at amounts and rates determined at the discretion of the lender.  Borrowing under the loan averaged $0.1 million in 2019 and interest averaged 5.5%. At December 31, 2019 the loan was paid in full, however the availability to borrow against these funds still exist.

NOTE 12. EQUITY, SHARE-BASED COMPENSATION, WARRANTS AND SECURITIES OFFERINGS

Preferred Stock

Our board of directors, without further action or vote by holders of our common stock, has the right to establish the terms, preference, rights and restrictions and issue shares of preferred stock.  We previously designated and issued six series of preferred stock of which no shares remain outstanding.  In addition, we designated and issued a seventh series of preferred stock, Series G, of which 225 shares remain outstanding as of December 31, 2019.

The Series G preferred stock is non-voting and may be converted into shares of our common stock at the holders’ election at any time, subject to certain beneficial ownership limitations, at a ratio of 1 preferred share for 948.9915 shares of common stock.  The Series G preferred stock is entitled to receive dividends if we pay dividends on our common stock, in which case the holders of the preferred stock are entitled to receive the amount and form of dividends that they would have received if they held the common stock that is issuable upon conversion of the Series G preferred stock.  If we are liquidated or dissolved, the holders of Series G preferred stock are entitled to receive, before any amounts are paid in respect of our common stock, an amount per share of preferred stock equal to $1,000, plus any accrued but unpaid dividends thereon.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Securities Offerings

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

In December 2019, we issued and sold 6,875,000 shares of common stock for $1.25 per share in a public offering.  The net proceeds from the offering of $7.8 million, after deducting commissions and other cash offering expenses of $0.7 million, are recorded in equity.

Equity Incentive Plan

Our board of directors adopted our 2014 Equity Incentive Plan (2014 Plan) in August 2014, after the plan was approved by shareholders.  In June 2018, shareholders approved a 3,000,000 increase in the number of shares authorized for issuance under the 2014 Plan, increasing the total shares of common stock authorized under the 2014 Plan to 6,300,000.  Under the terms of the plan, we may grant stock options, shares of common stock and share-based awards to officers, directors, employees or consultants providing services on such terms as are determined by the board of directors.  Our board of directors administers the plan, determines vesting schedules on plan awards and may accelerate the vesting schedules for award recipients.  The stock options granted under the plan have terms of up to 10 years.  As of December 31, 2019, awards for the purchase of 4,236,719 shares have been granted and remain outstanding (common stock options, common stock and restricted stock units) and 2,063,281 shares are reserved for future grants under the 2014 Plan.

Share-based compensation expenses related to stock options, stock and restricted stock units issued to employees and directors are included in selling, general and administrative expenses.  The following table provides a detail of share-based compensation expense (in thousands).

	Year Ended December 31
	2019	2018
Common stock, vested at issuance and nonvested at issuance	$721	$555
Stock options	354	132
Restricted stock units	225	103
Compensation expense related to common stock awards issued under equity incentive plan	$1,300	$790

Information regarding common stock issued under the equity incentive plan for the years ended December 31, 2019 and 2018, follows.

	2019			2018
	Shares Issued	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period (Years)	Shares Issued	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period (Years)
Twelve Months Ended December 31
Directors	219,401	$2.27	0.6	220,046	$1.83	1.0
Employees	30,887	$3.22	-	50,469	$1.38	-
Consultants	39,061	$2.76	0.4	42,041	$1.90	-
	289,349			312,556

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Nonvested Stock

Summaries of nonvested stock activity for the years ended December 31, 2019 and 2018, follow (in thousands, except share and per share amounts).

	2019				2018
	Shares Granted	Weighted Average Grant Date Fair Value Per Share	Fair Value	Unrecog- nized Stock Comp- ensation	Shares Granted	Weighted Average Grant Date Fair Value Per Share	Fair Value	Unrecog- nized Stock Comp- ensation
			(1)	(2)			(1)	(2)
Nonvested at January 1	193,965	$1.84	$582	$173	384,744	$0.94	$569	$176
Granted	150,274	2.88	432		220,072	1.83	403
Vested	(227,711)	1.99	613		(410,851)	1.00	763
Nonvested at December 31	116,528	$2.88	$171	$160	193,965	$1.84	$582	$173

(1)
Represents pre-tax fair value, based on our closing stock prices, which would have been received by the holders of the stock had all such holders sold their underlying shares on the date indicated, the dates of grant or the dates of vesting, as applicable.

(2)	As of December 31, 2019 and 2018, unrecognized compensation is amortizing over a remaining period of 0.5 years.

The table above excludes the activity related to shares of common stock issued to a supplier in February 2016.  We issued 950,000 nonvested shares of common stock to that supplier in February 2016.  The shares were being held in escrow until earned (as defined in our agreement) by the supplier at a fixed price of $2.80 per share.  We recalled and retired the 830,124 shares remaining in escrow, after the related supply agreement terminated in August 2019.  Cumulatively, a total of 119,896 shares were released from escrow.  During 2019, we released from escrow and expensed the value of 20,640 shares of common stock earned by the supplier, at $2.92 per share.  The $2.92 per share was the fair value of the shares on January 1, 2019, the date we adopted ASU 2018-07.  During 2018, we released from escrow and expensed the value of 39,934 shares of common stock earned by the supplier, at an average of $2.41 per share.  The shares released from escrow in 2018 were valued at the fair value of the shares when earned, under the guidance for nonemployee awards in effect in 2018, prior to our adoption of ASU 2018-07.

Options

Stock option activity for the years ended December 31, 2019 and 2018, follows.

	2019				2018
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Shares Under Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1	950,727	$3.06		8.5	639,659	$2.91		8.5
Granted (1)	385,883	3.01	$1.83	10.0	653,873	2.25	$1.50	10.0
Cash exercised (2)	(165,812)	0.94		8.1	(32,500)	0.85		8.6
Forfeited	(174,789)	3.98		8.4	(310,305)	1.28		8.5
Outstanding at December 31	996,009	$3.23		8.1	950,727	$3.06		8.5

(1)	The options granted vest and become exercisable in annual or monthly installments ending four years from the date of grant.
(2)
Includes options for 31,955 shares of common stock at a weighted average exercise price of $1.16 per share for which we accelerated vesting upon termination of employment for an employee in June 2019.  We expensed $0.1 million of incremental expense upon acceleration of vesting.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Information related to outstanding and exercisable stock options as of December 31, 2019, follows.

	Outstanding			Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.85	115,500	$0.85	7.3	52,750	$0.85	7.3
$1.09 to $1.98	146,431	1.39	7.9	38,513	1.40	7.6
$2.53 to $2.97	458,750	2.80	9.0	78,500	2.87	8.4
$3.19 to $3.52	199,817	3.30	8.8	20,631	3.47	5.5
$4.27 to $4.77	38,105	4.57	4.6	38,071	4.57	4.6
$16.00 to $74.00	37,406	21.37	1.7	37,406	21.37	1.7
	996,009	$3.23	8.1	265,871	$5.15	6.4

As of December 31, 2019, outstanding stock options had an intrinsic value of $0.1 million, the weighted average remaining vesting period of options outstanding was 3.0 years and unrecognized option compensation cost was $1.0 million.  As of December 31, 2019, exercisable options had an intrinsic value of less than $0.1 million.  The intrinsic value of options exercised was $0.4 million in 2019 and $0.1 million in 2018.  The following are the assumptions used in valuing the 2019 and 2018 stock option grants:

Year Ended December 31
	2019	2018
Assumed volatility	64% - 69%	75% - 81%
	(67% weighted average)	(78% weighted average)
Assumed risk free interest rate	1.8% - 2.7%	2.2% - 2.8%
	(2.4% weighted average)	(2.5% weighted average)
Average expected life of options (in years)	6.1 - 6.3	6.2
	(6.2 weighted average)	(6.2 weighted average)
Expected dividends	-	-

In January 2020, we issued options to employees for the purchase of up to 591,004 shares of common stock, at an exercise price of $1.23 per share which vest and become exercisable in four annual installments ending in January 2024.  The options have a grant date fair value per share of $1.26.

Restricted Stock Units

Restricted stock unit (RSU) activity for the years ended December 31, 2019 and 2018, follows.

	2019			2018
	RSU Shares Issued to Employees	Unrecognized Stock Compensation (in thousands)	Weighted Average Expense Period (Years)	RSU Shares Issued to Employees	Unrecognized Stock Compensation (in thousands)	Weighted Average Expense Period (Years)
Nonvested at January 1	1,215,000	$683	2.3	1,175,000	$161	3.0
Granted	213,062	145	2.4	1,045,000	724	2.2
Cancelled	-	-		(705,000)	(31)
Forfeited	(280,000)	(227)		(300,000)	(69)
Expensed	-	(224)		-	(102)
Nonvested at December 31	1,148,062	$377	1.4	1,215,000	$683	2.3

As of December 31, 2019, we have outstanding RSUs covering a total of 1,148,062 shares of our common stock.  The shares subject to the RSUs vest based upon a vesting price equal to the volume weighted average trading price of our common stock over sixty-five consecutive trading days.  Subject to a minimum service period in certain grants, as described in the next sentence, the RSU shares vest as to (i) 114,806 shares on the date the vesting price equals or exceeds $5.00 per share (ii) 344,419 shares the date the vesting price equals or exceeds $10.00 per share and (iii) 688,837 shares the date the vesting price equals or exceeds $15.00 per share.  In certain RSUs, vesting occurs the later of the one-year anniversary of the grant and the date the shares reach the vesting price indicated in the preceding sentence.  The RSUs expire on the fifth anniversary of each grant.

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

The assumptions used in valuing the 2019 and 2018 RSU grants follow:

	Year Ended December 31
	2019	2018
Assumed volatility	43% - 44%	45.0%
	(44% weighted average)
Assumed risk free interest rate	1.4% - 2.3%	2.9% - 3.0%
	(1.8% weighted average)	(3.0% weighted average)
Expected dividends	-	-

Warrants

Warrant activity, excluding activity related to the Prefunded Warrant, for the years ended December 31, 2019 and 2018, follows.

	2019			2018
	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1	10,252,714	$2.25	2.3	21,157,273	$2.30	3.4
Issued (1)	-	NA	NA	315,000	4.73	NA
Cash exercised	(685,409)	3.01	0.3	(8,686,838)	1.28	3.6
Cashless exercised (2)	-	NA	NA	(300,000)	1.60	1.8
Impact of modification (3):
After modification	-	NA	NA	600,000	3.30	0.6
Prior to modification	-	NA	NA	(850,000)	5.27	1.6
Expired	(2,035,025)	5.25	-	(1,982,721)	6.61	NA
Outstanding at December 31	7,532,280	$1.32	1.9	10,252,714	$2.25	2.3

(1)	We recognized $0.1 million of expense for these warrant issuances in the three months ended June 30, 2018.
(2)	We issued 139,392 shares of common stock upon cashless exercise of these warrants, based on the fair value at the date of exercise of $2.63 per share.
(3)	The fair value of the warrants immediately before the modification equaled the fair value of the warrants immediately after the modification and, therefore, no gain or loss was recorded.

As of December 31, 2019, all outstanding warrants were exercisable.  The following table summarizes information related to exercisable and outstanding warrants as of December 31, 2019.

Range of Exercise Prices	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.96	6,680,585	$0.96	2.1
$2.00	50,000	2.00	3.1
$5.25 to $5.87	621,695	5.26	0.2
	7,352,280	$1.32	1.9

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Under the terms of certain outstanding warrants, the holders may elect to exercise the warrants under a cashless exercise feature.  As of December 31, 2019, warrant holders may elect to exercise cashless warrants for 3,774,344 shares of common stock at an exercise price of $0.96 per share and 290,000 shares of common stock at an exercise price of $5.25 per share.  If we register for resale the shares subject to warrants, the holders of some of the warrants may no longer have the right to elect a cashless exercise.  Should we fail to maintain a registration statement for the resale of shares under certain other warrants, the shares under those warrants may again become exercisable using a cashless exercise feature.

NOTE 13. INCOME TAXES

We calculate our provision for federal and state income taxes based on current tax law. U.S. federal tax reform (Tax Act) was enacted on December 22, 2017, and has several key provisions impacting the accounting for and reporting of income taxes. The most significant provision reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. We remeasured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse. As a result, the gross deferred tax assets and liabilities were adjusted which resulted in an expense for income taxes of $7.1 million which was fully offset by a corresponding change to our valuation allowance in 2017. The Tax Act contains several base broadening provisions that became effective on January 1, 2018, that did not have a material impact on 2018 and 2019 earnings.

Deferred tax asset (liability) is comprised of the following (in thousands):

	December 31
	2019	2018
Net operating loss carryforwards	$7,672	$4,541
Stock options and warrants	420	214
Property	138	299
Intangible assets	66	94
Capitalized expenses	54	86
Other	210	164
Operating right-of-use lease assets	(667)
Operating right-of-use lease liabilities	794
Net deferred tax assets	8,687	5,398
Less: Valuation allowance	(8,687)	(5,398)
Deferred tax asset (liability)	$-	$-

We have determined it is more likely than not that our deferred tax assets will not be realized.  Accordingly, we have provided a valuation allowance for deferred tax assets.

The following table summarizes the change in the valuation allowance (in thousands):

	Year Ended December 31
	2019	2018
Vaulation allowances, beginning of year	$5,398	$13,872
Net operating loss	3,284	1,920
Expiration of net operating losses and limitations	(7)	(9,939)
Adjustment to deferred taxes	29	(321)
Impact of state tax rate change	26	(146)
Other adjusments	(43)	12
Valuation allowance, end of year	$8,687	$5,398

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

As of December 31, 2019, net operating loss (NOL) carryforwards for U.S. federal tax purposes totaled $31.4 million.  Effective with the 2017 Tax Act in December 2017, NOLs generated after December 31, 2017, do not expire.  Federal NOLs of $9.9 million expire at various dates from 2020 through 2037 and federal NOLs of $21.5 million do not expire.  NOL carryforwards for state tax purposes totaled $40.6 million at December 31, 2019 and expire at various dates from 2020 through 2039.

We experienced several ownership changes as defined in IRC Section 382(g) as a result of offerings and conversions that occurred in 2013 and 2014 and a new shareholder obtaining a greater than 5% interest in the value our equity in September 2017.  Our ability to utilize previously accumulated NOL carryforwards is subject to substantial annual limitations due to the change in ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state regulations.  In general, the annual limitation is equal to the value of the stock of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurs.  Any unused annual limitation may generally be carried over to later years until the NOL carryforwards expire.  We completed a formal analysis for the taxable year 2017 to determine the amount of annual limitation on net operations loss carryforwards prior to utilization.  The study resulted in a substantial annual limitation on the utilization of net operating loss carryforwards generated before September 13, 2017.  Accordingly, we have reduced our net operating loss carryforwards by $13.7 million to reflect these limitations.  On November 28, 2017, Nutra S.A. LLC (Nutra SA) redeemed our entire membership interest in Nutra SA which resulted in generating a capital loss of $29.6 million for federal tax purposes.  Of this, $23.6 million is subject to an IRC Section 382 annual limitation of $0.3 million.  We have determined it is more likely than not that all of the capital loss subject to the IRC Section 382 limitation will expire unused.  Accordingly, we have not recognized the deferred tax asset associated with the IRC Section 382 limited capital loss.

We are subject to taxation in the U.S. federal jurisdiction and various state and local jurisdictions.  We record liabilities for income tax contingencies based on our best estimate of the underlying exposures.  We are open for audit by the IRS for years after 2015 and, generally, by U.S. state tax jurisdictions after 2014.

Reconciliations between the amounts computed by applying the U.S. federal statutory tax rate to loss before income taxes, and income tax expense (benefit) follows (in thousands):

	Year Ended December 31
	2019	2018
Income tax benefit at federal statutory rate	$(2,928)	$(1,692)
Increase (decrease) resulting from:
State tax benefit, net of federal tax effect	(437)	(184)
Effect of change in state tax rate	(26)	146
Change in valuation allowance	3,341	(8,474)
Expirations of net operating losses and application of IRC 382 limitation	7	9,939
Adjustments to deferreds	(29)	321
Other	72	(11)
Income tax expense	$-	$45

We determined no material liabilities related to uncertain income tax positions existed as of December 31, 2019 or 2018, based on our analysis of tax positions taken on income tax returns filed.  Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state, and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law.  A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.

NOTE 14. INCOME (LOSS) PER SHARE (EPS)

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

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

Below are reconciliations of the numerators and denominators in the EPS computations, and information on potentially dilutive securities.

	Year Ended December 31
	2019	2018
NUMERATOR: Basic and diluted - loss from continuing operations (in thousands)	$(13,735)	$(8,101)

DENOMINATOR: Basic and diluted - weighted average number of common shares outstanding (in thousands)	32,359,316	22,099,149

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive:
Stock options	1,024,811	911,264
Warrants	8,443,547	16,383,944
Convertible preferred stock	224,848	581,680
Restricted stock units	1,235,287	623,603

Weighted average number of nonvested shares of common stock not included in diluted EPS because effect would be antidilutive	659,581	1,169,986

The impacts of potentially dilutive securities outstanding at December 31, 2019 and 2018, were not included in the calculation of diluted EPS in 2019 and 2018 because to do so would be anti-dilutive.  Those securities listed in the table above which were anti-dilutive in 2019 and 2018, which remain outstanding, could potentially dilute EPS in the future.

NOTE 15. FAIR VALUE MEASUREMENT

The fair value of cash and cash equivalents, restricted cash, accounts and other receivables and accounts payable approximates their carrying value due to shorter maturities.  As of December 31, 2019, the fair values of our debt and finance lease liabilities approximated their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements).  As of December 31, 2019, the fair value of our operating leases liabilities was approximated $0.3 million higher than the carrying value of our operating lease liabilities, based on current market rates for similar leases with similar maturities (Level 3 measurement).

NOTE 16. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In 2020, we entered into $0.3 million of firm purchase commitments related to capital projects.

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

Index
RiceBran Technologies
Notes to Consolidated Financial Statements

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

NOTE 17. RELATED PARTY TRANSACTIONS

Our director, Ari Gendason is an employee and senior vice president and chief investment officer of Continental Grain Company (CGC).  As of the date of this filing, CGC owns approximately 26.6% of our outstanding common stock.  We have agreed that in connection with each annual or special meeting of our shareholders at which members of our board of directors are to be elected, or any written consent of our shareholders pursuant to which members of the board of directors are to be elected, CGC shall have the right to designate one nominee to our board of directors.  In March 2019, we issued and sold to CGC 666,667 shares of common stock at a purchase price of $3.00 per share and the Prefunded Warrant, in the transaction further described in Note 12.  In December 2019, CGC participated in our public offering, also further discussed in Note 12, and purchased 3,200,000 shares of common stock at a purchase price of $1.25 per share.

NOTE 18. TRANSACTIONS WITH EMPLOYEES

Wayne Wilkison, our former employee and former owner of Golden Ridge, owns various farms and a freight company with which we conducted business.  During 2019, we paid $1.7 million to these entities.  As of December 31, 2019, there were no amounts owed to these entities.  The note payable to seller of Golden Ridge, described further in Note 3, was payable to Wayne Wilkison.  The purchase price working capital adjustment, described further in Note 3 was receivable from Mr. Wilkison.

Index
PART II
(continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a and Rule15d-15(e)) under the Exchange Act was performed as of December 31, 2019, under the supervision and with the participation of our current management, including our current Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer.  Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (Exchange Act) and for the assessment of the effectiveness of internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Our internal control over financial reporting includes those policies and procedures that:

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

Under the supervision and with the participation of current management, including our current Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control - Integrated Framework (the 2013 Framework).”  Based on this analysis, our management concluded that as of December 31, 2019, our internal control over financial reporting was effective based upon the criteria set forth by the 2013 Framework.

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a and Rule15d-15(e)) under the Exchange Act was performed as of December 31, 2019, under the supervision and with the participation of our current management, including our current Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer.  Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See Exhibit Index attached hereto.
The Financial Statements are included under Item 8.

Index
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

3.01.01	Restated and Amended Articles of Incorporation filed with the Secretary of State of California on December 13, 2001	10-KSB	000-32565	3.3	April 16, 2002
3.01.02	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on August 4, 2003	SB-2	333-129839	3.01.1	November 18, 2005
3.01.03	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on October 31, 2003	10-QSB	000-32565	3.4	November 19, 2003
3.01.04	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on September 29, 2005	SB-2	333-129839	3.03	November 18, 2005
3.01.05	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on August 20, 2007	10-Q	000-32565	3.1	August 14, 2007
3.01.06	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on June 30, 2011	8-K	000-32565	3.1	July 5, 2011
3.01.07	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on July 12, 2013	10-Q	000-32565	3.1	August 14, 2013
3.01.08	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on May 30, 2014	S-3	333-196541	3.01.08	June 5, 2014
3.01.09	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on February 15, 2017	S-3	333-217131	3.1.9	April 04, 2017
3.02	Certificate of Designation of the Rights, Preferences, and Privileges of the Series A Preferred Stock filed with the Secretary of State of California on December 13, 2001	SB-2	333-89790	4.1	June 4, 2002
3.03	Certificate of Determination, Preferences and Rights of Series B Convertible Preferred Stock filed with the Secretary of State of California on October 4, 2005	8-K	000-32565	3.1	October 4, 2005
3.04	Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock filed with the Secretary of State of California on May 10, 2006	8-K	000-32565	3.1	May 15, 2006
3.05	Certificate of Determination, Preferences and Rights of the Series D Convertible Preferred Stock, filed with the Secretary of State of California on October 17, 2008	8-K	000-32565	3.1	October 20, 2008
3.06	Certificate of Determination, Preferences and Rights of the Series E Convertible Preferred Stock, filed with the Secretary of State of California on May 7, 2009	8-K	000-32565	3.1	May 8, 2009
3.07	Certificate of Determination, Preferences and Rights of the Series F Convertible Preferred Stock, filed with the Secretary of State of California on February 18, 2016	8-K	000-32565	3.1	February 23, 2016
3.08	Form of Certificate of Determination of Preferences and Rights of Series G Convertible Preferred Stock, filed with the Secretary of State of California on February 9, 2017	8-K	000-32565	3.1	February 15, 2017
3.09.1	Bylaws	SB-2	333-134957	3.05	June 12, 2006
3.09.2	Amendment of Bylaws, effective June 19, 2007	8-K	000-32565	3.1	June 25, 2007
3.09.3	Amendment of Bylaws, effective December 4, 2009	8-K	000-32565	3.1	December 10, 2009
3.09.4	Amendment of Bylaws, effective as of February 13, 2017	S-3	333-217131	3.9.4	April 04, 2017
3.1	Amendment to Bylaws, effective July 30, 2019	8-K	001-36245	3.1	August 5, 2019

Index
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

3.10		Certificate of Ownership dated October 3, 2012	8-K	000-32565	3.01	October 10, 2012
4.01		Form of Warrant (Private Placement)	8-K	001-36245	4.1	October 1, 2014
4.02		Form of Warrant (Preferred Private Placement)	8-K	001-36245	4.1	February 15, 2017
4.03		Lender Warrant dated May 12, 2015	8-K	001-36245	10.6	May 15, 2015
4.04		Form of Warrant (Debt Private Placement)	8-K	001-36245	4.3	February 15, 2017
4.05		Form of Warrant (Amendment to Subordinated Debt)	8-K	001-36245	4.4	February 15, 2017
4.06		Description of Registrant’s Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended					X
10.02	*	Amended and Restated Employment Agreement with Brent R. Rystrom dated October 12, 2018	8-K	001-36245	10.1	October 18, 2018
10.03	*	Amended and Restated Employment Agreement with Dennis Dykes dated October 12, 2018	8-K	001-36245	10.2	October 18, 2018
10.04	*	2014 Equity Incentive Plan, as amended June 20, 2018	8-K	001-36245	10.1	June 25, 2018
10.05	*	Form of Stock Option Agreement for 2014 Equity Incentive Plan	10-K	001-36245	10.72	March 31, 2015
10.06	*	Form of Restricted Stock Award Agreement for 2014 Equity Incentive Plan	10-K	001-36245	10.73	March 31, 2015
10.07	*	Form of RSU Award Agreement for 2014 Equity Incentive Plan	8-K	001-36245	10.1	October 3, 2018
10.08	*	Form of Indemnification Agreement for officers and directors	10-Q	000-32565	10.2	May 12, 2011
10.10		Form of Securities Purchase Agreement dated February 9, 2017 (Preferred Private Placement)	8-K	001-36245	10.1	February 15, 2017
10.11		Registration Rights Agreement dated February 13, 2017 (Preferred Private Placement)	8-K	001-36245	10.2	February 15, 2017
10.12		Form of Securities Purchase Agreement dated February 9, 2017 (Debt Private Placement)	8-K	001-36245	10.3	February 15, 2017
10.13		Registration Rights Agreement dated February 13, 2017 (Debt Private Placement)	8-K	001-36245	10.4	February 15, 2017
10.16		Form of Registration Rights Agreement dated September 13, 2017	8-K	001-36245	10.2	September 15, 2017
10.17		Asset Purchase Agreement with Golden Ridge Rice Mills, LLC	8-K	001-36245	10.2	November 6, 2018
10.19		Agreement for Purchase and Sale with Republic Business Credit, LLC dated October 28, 2019	8-K	001-36245	10.1	November 1, 2019
10.20		Purchase Agreement dated December 17, 2019 (Public Offering)	8-K	001-36245	1.1	December 19, 2019
10.3		Form of Registration Rights Agreement dated March 7, 2019	8-K	001-36245	10.3	March 13, 2019
21		List of Subsidiaries					X
23.1		Consent of Independent Registered Public Accounting Firm.					X
24.1		Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)
31.1		Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1		Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	@	XBRL Instance Document					X

Index
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

101.SCH	@	XBRL Taxonomy Extension Schema Document	X
101.CAL	@	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	@	XBRL Taxonomy Extension Calculation Definition Linkbase Document	X
101.LAB	@	XBRL Taxonomy Extension Calculation Label Linkbase Document	X
101.PRE	@	XBRL Taxonomy Extension Calculation Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
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

RICEBRAN TECHNOLOGIES

Date: March 24, 2020	By:	/s/ Brent Rystrom
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

Signature	Title	Date

Principal Executive Officer:

/s/ Brent R. Rystrom	Director and Chief Executive Officer	March 24, 2020
Brent R. Rystrom

Principal Financial Officer
and Principal Accounting Officer:

/s/ Todd T. Mitchell	Chief Financial Officer	March 24, 2020
Todd T. Mitchell

Additional Directors:

/s/ Peter G. Bradley	Director	March 24, 2020
Peter Bradley

/s/ Beth Bronner	Director	March 24, 2020
Beth Bronner

/s/ David I. Chemerow	Director	March 24, 2020
David I. Chemerow

/s/ Ari Gendason	Director	March 24, 2020
Ari Gendason

/s/ Brent D. Rosenthal	Director and Chairman	March 24, 2020
Brent D. Rosenthal