Form 10-K/A
period 2019-12-31
RiceBran Technologies
filed 2020-04-28
CIK 1063537

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

 DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 24, 2020 (Original Filing), to include the information required by Part III of Form 10-K.  The Part III information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.  The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2020 Annual Meeting of Shareholders.  The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.  This Amendment No. 1 is not intended to update any other information presented in the Original Filing.  In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No.1.  Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

FORM 10-K/A
 Amendment No. 1

Index
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current board of directors, our executive officers and the principal offices and positions held by each person.

Name	Age	Position
Brent R. Rystrom	56	Chief Executive Officer, President and Director
Todd T. Mitchell	53	Chief Financial Officer and Secretary

Brent D. Rosenthal (1)(2)(3)(4)	48	Chairman of the Board of Directors
Ari Gendason (2)(3)(4)	45	Vice-Chairman of the Board of Directors
Peter G. Bradley (4)	60	Director
Beth L. Bronner (1)(2)(3)	68	Director
David Chemerow (1)(4)	68	Director

(1)	Current member of the Audit Committee.
(2)	Current member of the Compensation Committee.
(3)	Current member of the Nominating and Governance Committee.
(4)	Current member of the Executive Committee.

Brent R. Rystrom has served as our director and as our chief executive officer since October 2018.  He served as our chief operating officer from January 2018 to October 2018 and as our chief financial officer from March 2017 to October 2018.  Mr. Rystrom brings over 25 years of business finance experience, including over 20 years of service as a director of research and senior financial analyst for several investment banking firms, including Piper Jaffray and Feltl & Company.  From 2009 until March 2017, Mr. Rystrom served as director of research for Feltl & Company, a regional investment banking firm headquartered in Minnesota, where he managed research, institutional sales, and trading departments while providing research coverage on consumer products, retail and agriculture companies ranging from micro to large capitalization.  Over his 11 years of service at Piper Jaffray, he was named a Wall Street Journal “Best on the Street” analyst and a “Top 10” Retailing Industry Analyst from Reuters.  Since 1997, Mr. Rystrom has also successfully acquired and managed a large portfolio of personal agricultural real estate assets, and from 2011 through 2015, he served on the customer advisory board of AgStar (now part of Compeer Financial), a $10 billion agricultural bank based in Minnesota.  Mr. Rystrom holds a degree in Business Finance from St. Thomas University.  The Board believes that Mr. Rystrom’s experience and financial background, including his investment banking experience, coupled with his tenure as our chief financial officer and chief executive officer, are the attributes, skills, experiences and qualifications that allow Mr. Rystrom to make a valuable contribution as one of our directors.

Brent D. Rosenthal has served as a director and non-executive chairman of the board since July 2016.  Mr. Rosenthal is the founder of Mountain Hawk Capital Partners, LLC, an investment fund focused on small and micro-cap equities in the food and technology media telecom (TMT) industries.  Mr. Rosenthal also serves as chairman of the board of directors of Comscore (NASDAQ: SCOR) and as an advisor to the board of directors of FLYHT Aerospace Solutions Ltd. (OTCX: FLYLF).  Previously, Mr. Rosenthal was an advisor to the board of directors of Park City Group (NASDAQ: PCYG), a food safety and supply chain software company from 2015 to 2018.  Mr. Rosenthal was a partner in affiliates of W.R. Huff Asset Management where he worked from 2002 to 2016.  Mr. Rosenthal served on the board of directors of Rentrak (NASDAQ: RENT) from 2008 to 2016 and as non-executive chairman of the board from 2011 to 2016.  He also served on the boards of directors of four privately-held Hispanic food companies.  Earlier in his career, Mr. Rosenthal was director of mergers and acquisitions for RSL Communications Ltd. and served emerging media companies for Deloitte.  Mr. Rosenthal is an inactive certified public accountant.  Mr. Rosenthal earned his Bachelor of Science degree from Lehigh University and Master of Business Administration degree from the S.C. Johnson Graduate School of Management at Cornell University.  The Board believes that Mr. Rosenthal’s experience investing in the food industry, independent board experience and business acumen are the attributes, skills, experiences and qualifications that allow Mr. Rosenthal to make a valuable contribution as one of our directors.  Mr. Rosenthal was appointed as chairman of the board and director under the terms of a July 2016 settlement agreement with LF-RB Management, LLC and certain other parties, referenced “Related Party Transactions” in Item 13.

Index
Ari Gendason has served as non-executive vice-chairman of the board since December 2019 and as a director since July 2016.  Mr. Gendason is senior vice president and chief investment officer at Continental Grain Company, a privately held global food and agriculture company.  He has been with Continental Grain Company since 2004.  At Continental Grain, Mr. Gendason has focused on investing in multiple sectors in the food and agriculture supply chain including protein production, agricultural processing, food manufacturing, restaurants and agricultural commodities.  He is a member of the board of directors of Wayne Farms LLC.  Mr. Gendason was formerly an associate at VantagePoint Venture Partners, an associate at Greenbridge Capital, an associate at RSL Communications and an investment banking analyst at CIBC Oppenheimer.  Mr. Gendason received both his Bachelor of Science degree in finance and accounting and his Master of Business Administration degree in finance from The Wharton School of the University of Pennsylvania.  The Board believes that Mr. Gendason’s extensive experience, business knowledge and financial expertise are the attributes, skills, experiences and qualifications that allow Mr. Gendason to make a valuable contribution as one of our directors.   Mr. Gendason was appointed director under the terms of a July 2016 settlement agreement with LF-RB Management, LLC and certain other parties referenced “Related Party Transactions” in Item 13.  Mr. Gendason is also Continental Grain Company’s designee to our board as also referenced “Related Party Transactions” in Item 13.

Peter G. Bradley is a global business leader with more than 23 years of experience as an executive in consumer foods, dietary supplements, food ingredients and specialty chemicals.  Mr. Bradley has been a principal at Ingredient Insights (Insights), a strategic consulting business focused in food ingredients and specialty materials geared toward mergers and acquisitions activity, supporting new start-ups and providing diligence support for institutional investors since 2017.  He has been an operating partner at Arbor Investments, a specialized private equity firm that focuses exclusively on acquiring premier companies in the food, beverage and related industries since 2019.  From 2016 to 2017, as chairman of the board of Novel Ingredients (Novel), a technology driven provider of value-added ingredients and finished products to the U.S. dietary supplement industry, Mr. Bradley spearheaded the entry into finished consumer products and successfully guided Novel through the process that culminated in its acquisition by Innophos Holdings, Inc. (Innophos) in August 2017.  As chief executive officer of Novel from 2014 to 2016, he guided Novel’s transition from an owner-managed business into a successful private equity portfolio company.  From 2009 to 2013, Mr. Bradley was chief executive officer of Warwick International Group, a specialty chemical company manufacturing bleach activator for the global home care industry and distributing specialty chemicals in Southern Europe and Asia.  Prior to Warwick, Mr. Bradley was with Sensient Technologies Corporation (NYSE: SXT), in various executive management positions from 2003 to 2009. Mr. Bradley holds a bachelor’s degree in Business Studies from Manchester University (Finance and Marketing Majors) and a Post Graduate Diploma in Marketing from Manchester Business School.  The Board believes that Mr. Bradley’s extensive experience in consumer foods, dietary supplements and food ingredients coupled with his history of successful expansion into new markets are the attributes, skills, experiences and qualifications that allow Mr. Bradley to make a valuable contribution as one of our directors.

Beth L. Bronner has served as a director since July 2016.  Ms. Bronner is an independent investor and was managing director at Mistral Equity Partners, a private equity firm that specializes in the consumer and food sector from 2006 to 2015.  Ms. Bronner also has served as president of Revlon Professional, North America, president of the health division at Sunbeam, vice president, consumer market/business markets at AT&T, and senior vice president and chief marketing officer of the consumer/retail business at Citibank.  Ms. Bronner also served as global chief marketing officer of Beam Spirits and Wine.  Ms. Bronner is a former member of the board of directors of Jamba, Inc. (2009 to 2012) (NASDAQ: JMBA), Assurant, Inc. (1994 to 2011) (AIZ/NYSE) and Hain Celestial Group, Inc. (1993 to 2010) (NASDAQ: HAIN).  Ms. Bronner is a member of The Committee of 200 International Women’s Forum and The Chicago Network.  She currently serves on the boards of several not-for-profit organizations including the President’s Advisory Council of Vassar College.  Ms. Bronner received a Bachelor of Arts degree from Vassar College and a Master of Business Administration degree from The University of Chicago.  The Board believes that Ms. Bronner’s experience (i) in change management, business turnaround, organization restructuring high-performance team building and brand building (ii) her experience as a senior executive and private equity investor and (iii) service on the boards of several multi-billion dollar companies are the attributes, skills, experiences and qualifications that allow Ms. Bronner to make a valuable contribution as one of our directors.  Ms. Bronner was appointed director under the terms of a July 2016 settlement agreement with LF-RB Management, LLC and certain other parties referenced “Related Party Transactions” in Item 13.

David Chemerow has served as a director since October 2018.  From August 2016 to September 2017, Mr. Chemerow served as the chief financial officer and treasurer of Comscore, Inc., a digital data and analytics company, and from January 2016 to August 2016, Mr. Chemerow served as the chief revenue officer of Comscore, Inc. Mr. Chemerow served as the chief operating officer and chief financial officer of Rentrak Corporation, a media measurement and advanced consumer targeting company, from October 2009 until Rentrak Corporation was merged into comScore, Inc. in January 2016.  Prior to 2009, Mr. Chemerow served in senior executive roles in several companies. Mr. Chemerow previously served as the non-executive chairman of the Board of Playboy Enterprises, Inc. and is a member of the board of directors of Dunham’s Athleisure Corporation, a sporting goods retailer.  Mr. Chemerow serves on the board of The Martha’s Vineyard Playhouse, a non-profit theatre.  Mr. Chemerow is a member and board leadership fellow of the National Association of Corporate Directors.  Mr. Chemerow is a graduate of Dartmouth College and holds an MBA from The Amos Tuck School.  The Board believes that Mr. Chemerow’s extensive experience, business knowledge and experience as CFO of several public companies are the attributes, skills, experiences and qualifications that allow Mr. Chemerow to make a valuable contribution as one of our directors.

Todd T. Mitchell has served as our chief financial officer since July 2019 and our executive vice president from May 2019 to June 2019.  From 2015 until 2019, Mr. Mitchell served as chief financial officer of the Park City Group, Inc. (NASDAQ: PCYG).  Mr. Mitchell served as a director of research for Brean Capital LLC from 2012 to 2015, after working as a research analyst at various Wall Street firms for 12 years, focusing on technology companies.  Mr. Mitchell earned a Master of Business Administration and a Master of Economics from George Washington University, and a Bachelor of Arts from Vassar College.

Index
Role of the Board; Corporate Governance Matters

Board Leadership Structure

The Board does not have a policy, one way or the other, with respect to whether the same person should serve as both the chief executive officer and chairman of the board or, if the roles are separate, whether the chairman should be selected from the nonemployee directors or should be an employee.  The Board believes that it should have the flexibility to make these determinations at any given point in time in the way that it believes best to provide appropriate leadership for the Company at that time.  Currently, Mr. Rosenthal, an independent director, serves as chairman of the Board.

Risk Oversight

Our Board of Directors is currently comprised of six (6) directors, five of whom are independent.  The Board has four standing committees with separate chairs - Audit, Compensation, Nominating and Governance, and Executive.  A majority of the members of each standing committee are independent directors.  Our Audit Committee is responsible for overseeing risk management and on at least an annual basis reviews and discusses with management policies and systems pursuant to which management addresses risk, including risks associated with our audit, financial reporting, internal control, disclosure control, legal and regulatory compliance, and investment policies.  Our Audit Committee also serves as the contact point for employees to report corporate compliance issues.  Our Audit Committee regularly reviews with our Board any issues that arise in connection with such topics.  Our full Board regularly engages in discussions of risk management to assess major risks facing the Company and review options for their mitigation.  Each of our Board committees also considers the risk within its area of responsibilities.  For example, our Compensation Committee periodically reviews enterprise risks to ensure that our compensation programs do not encourage excessive risk-taking and our Nominating and Governance Committee oversees risks related to governance issues.

Board Independence

Our Board annually determines the independence of each director, based on the independence criteria set forth in the listing standards of the Marketplace Rules of NASDAQ.  In making its determinations, the Board considers all relevant facts and circumstances brought to its attention as well as information provided by the directors and a review of any relevant transactions or relationships between each director or any member of his or her family, and the Company, its senior management or our independent registered public accounting firm.  Based on its review, the Board determined that Peter G. Bradley, Beth L. Bronner, David Chemerow, Ari Gendason and Brent D. Rosenthal are each independent under the NASDAQ criteria for independent board members.

Board Committees

During 2019, the Board held nine (9) meetings and each current director attended at least 75% of those meetings during the period that he or she was a director.  Our Board and its committees set schedules to meet throughout the year and also can hold special meetings and act by written consent from time to time, as appropriate.  Our Board has delegated various responsibilities and authority to its committees as generally described below.  The committees will regularly report on their activities and actions to the Board.

Audit Committee

The Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, assists the Board in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm.  The members of the Audit Committee are Beth L. Bronner, David Chemerow and Brent D. Rosenthal.  Each member of the Audit Committee is independent under Nasdaq’s independence standards for audit committee members.  The Board has determined that each member of the Audit committee is an “audit committee financial expert”, as defined by the rules of the SEC.  The charter of the Audit Committee is available on our website at www.ricebrantech.com on the Investor Relations page.  The Audit Committee met ten times in 2019 and each current director attended at least 75% of those meetings during the period that he or she was a committee member.

Compensation Committee

The Compensation Committee establishes our executive compensation policy, determines the salary and bonuses of our executive officers and recommends to the Board stock option grants for our executive officers.  The members of the Compensation Committee are Beth L. Bronner, Ari Gendason and Brent D. Rosenthal and each member is independent under Nasdaq’s independence standards for compensation committee members.  Our chief executive officer often makes recommendations to the Compensation Committee and the Board concerning compensation of other executive officers.  The Compensation Committee seeks input on certain compensation policies from the chief executive officer.  The charter of the Compensation Committee is available on our website at www.ricebrantech.com on the Investor Relations page.

Index
In fulfilling its duties and responsibilities, the Compensation Committee seeks periodic input, advice and recommendations from various sources, including our Board of Directors, our executive officers and the Compensation Committee's independent executive compensation consultant.  The Committee at all times exercises independent discretion in its executive compensation decisions.  The Compensation Committee met three (3) times in 2019 and each current director attended at least 75% of those meetings during the period that he or she was a committee member.

The Compensation Committee, through its outside legal counsel, has engaged Mercer, a leading global independent human resources and compensation consulting firm, to provide assistance and guidance to the Compensation Committee on executive officer and director compensation matters.  Use of this outside consultant is an important component of the compensation setting process, as it will further enable the Compensation Committee to make informed decisions based on market data and practices.  Mercer reports directly to the Compensation Committee.  The Compensation Committee has sole authority for the appointment, removal, replacement, compensation, and oversight of Mercer for executive officer and director compensation matters.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for matters relating to the corporate governance of our Company and the nomination of members of the Board and committees thereof.  The members of the Nominating and Governance Committee are Beth L. Bronner, Ari Gendason and Brent D. Rosenthal, and each member is independent under Nasdaq’s independence standards.  The charter of the Nominating and Governance Committee is available on our website at www.ricebrantech.com on the Investor Relations page.  The Nominating and Governance Committee met three (3) times in 2019 and each current director attended at least 75% of those meetings during the period that he was a committee member.

In evaluating potential candidates for membership on the Board, the Nominating and Governance Committee may consider such factors as it deems appropriate.  These factors may include judgment, skill, diversity, integrity, experience with businesses and other organizations of comparable size, the interplay of the candidate’s experience with the experience of other Board members and the extent to which the candidate would be a desirable addition to the Board and any committees of the Board.  While the Nominating and Governance Committee has not established any specific minimum qualifications for director nominees, the Nominating and Governance Committee believes that demonstrated leadership, as well as significant years of service in an area of endeavor such as business, law, public service, related industry or academia, is a desirable qualification for service as our director.  Upon the identification of a qualified candidate, the Nominating and Governance Committee selects, or recommends for consideration by the full Board, the nominee for the election of directors to the Board.

Although we do not have a formal policy in place, we consider diversity, among other factors, to identify our nominees for the Board. We view diversity broadly to include diversity of experience, skills and viewpoint as well as more traditional diversity concepts.  In sum, we strive to assemble a diverse Board that is strong in its collective knowledge and that also consists of individuals who bring a variety of complementary attributes and skills to the Board such that the Board, taken as a whole, has the necessary and appropriate skills and experience to provide an enriched environment.  The needs of the Board and the factors that the Nominating and Governance Committee considers in evaluating candidates are reassessed on an annual basis, when the committee’s charter is reviewed.

The Nominating and Governance Committee will consider nominees recommended by shareholders.  Any shareholder may make recommendations to the Nominating and Governance Committee for membership on the Board by sending a written statement of the qualifications of the recommended individual to: Secretary, RiceBran Technologies, 1330 Lake Robbins Drive, Suite 250, The Woodlands, Texas 77380.  Such recommendations should be received no later than sixty (60) days prior to the annual meeting for which the shareholder wishes his or her recommendation to be considered.  The Board will evaluate candidates recommended by shareholders on the same basis as it evaluates other candidates, including the following criteria:

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

Index
Executive Committee

The Executive Committee will (i) advise and assist the management with respect to operational matters, including sales, marketing, and other strategic initiatives as approved and directed by the Board (ii) take such actions as may be directed by the Board from time to time and (iii) exercise most Board powers during periods between Board meetings.  In performing its responsibilities, the Executive Committee will have the authority to obtain advice, reports or opinions from internal or external counsel and expert advisors, including director search firms.  The members of the Executive Committee are Peter G. Bradley, David Chemerow, Ari Gendason and Brent D. Rosenthal.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees.  Any waivers of any provision of this code for our directors or officers may be granted only by the Board or a committee appointed by the Board.  Any waivers of any provisions of this code for an employee or a representative may be granted only by our chief executive officer or principal accounting officer.  We will provide any person, without charge, a copy of this Code. Requests for a copy of the code may be made by writing to RiceBran Technologies at 1330 Lake Robbins Drive, Suite 250, The Woodlands, Texas 77380, Attention: Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors, our executive officers and beneficial owners of more than 10% of a registered class of our equity securities to file with the SEC, initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities.  Directors, executive officers and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.  Based solely on the review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 2019, were met in a timely manner by the directors, executive officers and greater than 10% beneficial owners, except the following forms were filed late: one Form 4 for Continental Grain Company reporting the exercise of a common stock warrant a Form 4 reporting one purchase of common stock for each of Beth L Bronner and Peter G. Bradley, one Form 4 reporting one option grant and one common stock grant for each of Brent R. Rystrom and Dennis A. Dykes, one Form 4 reporting one common stock grant for each of Baruch Halpern and David Goldman, one Form 4 reporting a common stock sale for David Goldman, and one Form 3 reporting initial beneficial ownership of Peter G. Bradley.

ITEM 11. EXECUTIVE COMPENSATION

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

Index
In 2019, the Compensation Committee engaged Mercer (through outside legal counsel) to benchmark the compensation of executive officers and gather market information regarding short and long-term incentive practices.  Comparable market data was gathered from published surveys and a peer group of publicly-traded companies similar in size and industry to the Company.  After review and consideration of the Mercer report, the Board’s Compensation Committee approved the recommendations made regarding both the cash and equity compensation.  The information provided to the Compensation Committee was utilized and continues to be utilized to set appropriate pay levels and long-term incentive awards for executive officers.  The Compensation Committee consults with Mercer when considering changes to executive compensation.

Summary Compensation Table

The following table sets forth all compensation awarded, earned or paid for services rendered to us in all capacities during fiscal year 2019 and 2018 to (i) each person who served as our chief executive officer during fiscal 2019; (ii) the two most highly compensated officers other than the chief executive officer who were serving as executive officers at the end of fiscal 2019 and whose total compensation for such year exceeded $100,000; and (iii) up to two additional individuals for whom disclosures would have been provided in this table, but for the fact that such persons were not serving as executive officers as of the end of fiscal 2019 (sometimes referred to collectively as the “named executive officers”).
Name and Principal Position (1)	Year	Salary ($) (1)	Bonus ($)	Option Awards ($) (2)	Stock Awards ($)(2)(3)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($) (4)	Total ($)

Brent R. Rystrom, Chief Executive Officer and President	2019	335,000	-	134,666	52,624	-	8,250	530,540
	2018	263,308	140,000	328,410	160,255	-	45,951	937,924

Todd T. Mitchell, Chief Financial Officer	2019	134,673	26,000	132,000	98,750	-	12,169	403,592
	2018	-	-	-	-	-	-	-

Dennis A. Dykes, former Chief Financial Officer	2019	105,000	-	109,174	20,766	-	43,651	278,591
	2018	171,539	85,600	212,112	210,300	-	27,567	707,118

(1)
As discussed further in the “Narrative Disclosure to the Summary Compensation Table” the named executive officers held various positions in 2019 and 2018.  Mr. Mitchell began employment in May 2019.  Mr. Dykes’s employment terminated in June 2019.

(2)
Option and stock awards are reported at grant date fair value, if awarded in the period, and at incremental fair value, if modified in the period. The assumptions used to calculate the fair value of option awards are set forth in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for 2019.

(3)	Stock awards include shares of Common Stock and restricted stock units (RSUs) granted under the 2014 Plan.
(4)	All other compensation consists of the amounts for the years indicated:

	2019
	Mr. Rystrom	Mr. Mitchell	Mr. Dykes
	($)	($)	($)
401(k) safe harbor contribution	8,250	2,169	7,840
Unused vacation paid at termination	-	-	35,811
Relocation cost reimbursements	-	10,000	-
Total	8,250	12,169	43,651

	2018
	Mr. Rystrom	Mr. Mitchell	Mr. Dykes
	($)	($)	($)
401(k) safe harbor contribution	8,250	-	6,226
Relocation cost reimbursements	37,701	-	21,341
Total	45,951	-	27,567

Index
Narrative Disclosure to the Summary Compensation Table

The following is a brief description of the compensation arrangements we have with each of the named executive officers and other compensation. All the Common Stock, stock option and RSU grants described below were made pursuant to the 2014 Plan.

Brent R. Rystrom, Chief Executive Officer and President

Mr. Rystrom began employment and was appointed chief financial officer in March 2017.  In January 2018, Mr. Rystrom was also appointed chief operating officer.  Effective in October 2018, he was appointed chief executive officer.  Mr. Rystrom’s initial annual salary was $200,000, increased to $225,000 in January 2018, increased to $274,000 in October 2018 and increased to $335,000 in January 2019.

In March 2017, we entered into an employment agreement with Mr. Rystrom which was amended and restated in October 2018.  The term of Mr. Rystrom’s employment agreement renews automatically for successive one-year terms unless either party notifies the other party in writing at least ninety (90) days prior to the expiration of the then-effective term of such party’s intention not to renew the agreement. Mr. Rystrom received a signing fee of $25,000 and we agreed to reimburse Mr. Rystrom for relocation expenses up to $40,000.

Mr. Rystrom is currently eligible to participate in any bonus program that we adopted applicable to our senior officers.  Mr. Rystrom is eligible to earn an annual cash bonus of up to 60% of his annual salary based upon satisfaction of corporate and individual goals as determined by our Compensation Committee.  Mr. Rystrom earned an annual bonus of $80,000 for 2017, which was paid in 2018.  Mr. Rystrom earned an annual bonus of $140,000 for 2018, which was paid in 2019.

In April 2017, the Board granted Mr. Rystrom a stock option to purchase up to 60,000 shares of Common Stock at an exercise price of $0.85 per share, which vests and becomes exercisable in four equal annual installments ending April 6, 2021.

In June 2017, the Board granted Mr. Rystrom RSUs on 425,000 shares of Common Stock which were cancelled as to 255,000 shares in January 2018 and as to 170,000 shares in March 2020.  The 425,000 shares of Common Stock subject to the 2017 RSUs vested based upon a vesting price equal to the volume weighted average trading price of our Common Stock over sixty-five consecutive trading days.  Each RSU’s shares vested (i) 10% if the vesting price equals or exceeds $5.00 per share, (ii) 30% if the vesting price equals or exceeds $10.00 per share and (iv) 60% if the vesting price equals or exceeds $15.00 per share.

In July 2017, the Board granted Mr. Rystrom 13,354 shares of Common Stock.

In January 2018, the Board granted Mr. Rystrom a stock option to purchase up to 44,507 shares of Common Stock at an exercise price of $1.42 per share, which vests and becomes exercisable in four equal annual installments ending January 24, 2022.

In January 2018, the Board granted Mr. Rystrom 11,127 shares of Common Stock.

In October 2018, the Board granted Mr. Rystrom a stock option to purchase up to 150,000 shares of Common Stock at an exercise price of $2.86 per share, which vests and becomes exercisable in four equal annual installments ending October 1, 2022.

In October 2018, the Board granted Mr. Rystrom additional RSUs which were cancelled in March 2020.  The 330,000 shares of Common Stock subject to the RSUs vested based upon a vesting price equal to the volume weighted average trading price of our common stock over sixty-five consecutive trading days.  The RSU shares vested as to (i) 7,500 shares if the vesting price equals or exceeds $5.00 per share, (ii) 22,500 shares if the vesting price equals or exceeds $10.00 per share and (iii) 300,000 shares on the later of (a) October 1, 2019 and (b) the date the vesting price equals or exceeds $15.00 per share.

In January 2019, the Board granted Mr. Rystrom 16,343 shares of Common Stock.

In January 2019, the Board granted Mr. Rystrom a stock option to purchase up to 65,372 shares of Common Stock at an exercise price of $3.28 per share, which vests and becomes exercisable in four equal annual installments ending January 29, 2023.

In January 2020, the Board granted Mr. Rystrom a stock option to purchase up to 258,455 shares of Common Stock at an exercise price of $1.23 per share, which vests and becomes exercisable in four equal annual installments ending January 28, 2024.

In March 2020, the Board granted Mr. Rystrom a stock option to purchase up to 40,000 shares of Common Stock at an exercise price of $1.11 per share, which vests and becomes exercisable in four equal annual installments ending March 31, 2024.

Index
Todd T. Mitchell, Chief Financial Officer

Mr. Mitchell was initially employed by us in May 2019 and was appointed chief financial officer effective June 30, 2019.  Mr. Mitchell’s initial and current annual salary is $235,000.

In May 2019, we entered into an employment agreement with Mr. Mitchell.  The term of Mr. Mitchell’s employment agreement renews automatically for successive one-year terms unless either party notifies the other party in writing at least ninety (90) days prior to the expiration of the then-effective term of such party’s intention not to renew the agreement.  Mr. Mitchell is eligible to participate in any bonus program that we adopted applicable to our senior officers.  We agreed to pay Mr. Mitchell $10,000 for relocation expenses.

Mr. Mitchell is currently eligible to earn an annual cash bonus of up to 45% of his annual salary based upon satisfaction of corporate and individual goals as determined by our Compensation Committee.  Mr. Mitchell earned an annual bonus of $26,000 for 2019, which was paid in 2020.

In May 2019, the Board granted Mr. Mitchell a stock option to purchase up to 75,000 shares of Common Stock at an exercise price of $2.90 per share, which vests and becomes exercisable as to 25% of the option shares on May 28, 2020, and as to the remainder of the options shares in thirty-six equal monthly installments ending May 28, 2023.

In May 2019, the Board granted Mr. Mitchell RSUs which were cancelled in March 2020.  The 125,000 shares of Common Stock subject to the RSUs vested based upon a vesting price equal to the volume weighted average trading price of our common stock over sixty-five consecutive trading days.  The RSU shares vested as to (i) 12,500 shares if the vesting price equals or exceeds $5.00 per share, (ii) 37,500 shares if the vesting price equals or exceeds $10.00 per share and (iii) 75,000 shares on the later of (a) October 1, 2019 and (b) the date the vesting price equals or exceeds $15.00 per share.

In January 2020, the Board granted Mr. Mitchell a stock option to purchase up to 86,200 shares of Common Stock at an exercise price of $1.23 per share, which vests and becomes exercisable in four equal annual installments ending January 28, 2024.

In March 2020, the Board granted Mr. Mitchell a stock option to purchase up to 22,000 shares of Common Stock at an exercise price of $1.11 per share, which vests and becomes exercisable in four equal annual installments ending March 31, 2024.

Dennis A. Dykes, former Chief Financial Officer

Mr. Dykes was initially employed by us in May 2014 and was appointed chief financial officer effective October 2018.  Mr. Dykes served as chief accounting officer from June 2017 to October 2018, vice president of accounting and compliance from May 2015 to June 2017.  Mr. Dykes’s annual salary was $130,000 in 2017 until it increased to $142,000 in June 2017.  Mr. Dykes’s salary increased to $160,000 in January 2018, $210,000 in October 2018 and $235,000 in January 2019.  Mr. Dykes employment terminated effective June 30, 2019.

In October 2018, we entered into an employment agreement with Mr. Dykes.  The term of Mr. Dykes’s employment agreement renewed automatically for successive one-year terms unless either party notifies the other party in writing at least ninety (90) days prior to the expiration of the then-effective term of such party’s intention not to renew the agreement.  Mr. Dykes was eligible to participate in any bonus program that we adopted applicable to our senior officers.

Mr. Dykes was eligible to earn an annual cash bonus of up to 45% of his annual salary based upon satisfaction of corporate and individual goals as determined by our Compensation Committee.  Mr. Dykes earned an annual bonus of $15,000 for 2017 and an additional stay bonus of $20,000 in 2017, which were paid in 2018.  Mr. Dykes earned an annual bonus of $85,600 for 2018, which was paid in 2019.

In April 2017, the Board granted Mr. Dykes a stock option to purchase up to 20,000 shares of Common Stock at an exercise price of $0.85 per share, which vested and became exercisable in four equal annual installments ending April 6, 2021, until the board approved accelerating the vesting of the option in June 2019.

In June 2017, the Board granted Mr. Dykes a stock option to purchase up to 10,000 shares of Common Stock at an exercise price of $0.91 per share, which vested and became exercisable in four equal annual installments ending June 21, 2021, until the board approved accelerating the vesting of the option in June 2019.

Index
In July 2017, the Board granted Mr. Dykes 10,492 shares of Common Stock.

In January 2018, the Board granted Mr. Dykes a stock option to purchase up to 22,607 shares of Common Stock at an exercise price of $1.42 per share, which vested and became exercisable in four equal annual installments ending January 24, 2022, until the board approved accelerating the vesting of the option in June 2019.

In January 2018, the Board granted Mr. Dykes 5,652 shares of Common Stock.

In October 2018, the Board granted Mr. Dykes a stock option to purchase up to 100,000 shares of Common Stock at an exercise price of $2.86 per share which, prior to being forfeited as a result of Mr. Dykes’s termination of employment, vested and became exercisable in four equal annual installments ending October 1, 2022.

In October 2018, the Board granted Mr. Dykes RSUs which were forfeited in June 2019 upon the termination of Mr. Dykes’s employment.  The 250,000 shares of Common Stock subject to the RSUs vested based upon a vesting price equal to the volume weighted average trading price of our common stock over sixty-five consecutive trading days.  The RSU shares vested as to (i) 25,000 shares if the vesting price equals or exceeds $5.00 per share, (ii) 75,000 shares if the vesting price equals or exceeds $10.00 per share and (iii) 150,000 shares on the later of (a) October 1, 2019 and (b) the date the vesting price equals or exceeds $15.00 per share.

In January 2019, the Board granted Mr. Dykes 6,449 shares of Common Stock.

In January 2019, the Board granted Mr. Dykes a stock option to purchase up to 25,795 shares of Common Stock at an exercise price of $3.28 per share which, prior to being forfeited as a result of Mr. Dykes’s termination of employment, vested and became exercisable in four equal annual installments ending January 29, 2023.

In June 2019, in connection with his termination of employment, the board approved accelerating the vesting on the January 2018, June 2017 and April 2017 options, as mentioned above.  The increase in fair value of the awards resulting from the modification was $56,036.

Equity Compensation Arrangements

2010 Equity Incentive Plan

The Board adopted our 2010 Equity Incentive Plan (2010 Plan) in February 2010.  Under the terms of the 2010 Plan, we could grant options to purchase Common Stock and shares of Common Stock to officers, directors, employees or consultants providing services on such terms as were determined by the Compensation Committee.  On December 4, 2013, the Board determined that no additional grants will be made under the 2010 Plan.  The Compensation Committee administered the 2010 Plan, determined vesting schedules on plan awards and could accelerate the vesting schedules for award recipients.  The options granted under the 2010 Plan have terms of up to 10 years.  As of December 31, 2019, options to purchase a total of 23,737 shares were outstanding under the 2010 Plan.

2014 Equity Incentive Plan

The Board adopted our 2014 Equity Incentive Plan (2014 Plan) in August 2014, after the plan was approved by shareholders.  A total of 1,600,000 shares of Common Stock were initially reserved for issuance under the plan.  In June 2017, shareholders approved to increase the number of shares of Common Stock reserved for issuance under the 2014 Plan by 1,700,000 shares.  In June 2018, shareholders approved to increase the number of shares of Common Stock reserved for issuance under the 2014 Plan by 3,000,000 shares.  Under the terms of the plan, we may grant options to purchase Common Stock and shares of Common Stock to officers, directors, employees or consultants providing services on such terms as are determined by the Board.  Our Board administers the plan, determines vesting schedules on plan awards and may accelerate the vesting schedules for award recipients.  The options granted under the plan have terms of up to 10 years.  As of December 31, 2019, awards for the purchase of 4,236,719 shares had been granted and remain outstanding (stock options, stock and restricted stock and restricted stock units) and 2,063,281 shares were reserved for future grants under the 2014 Plan.

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

Outstanding Equity Awards

The following table provides information as of December 31, 2019, regarding equity awards held by each of our named executive officers.

Index
		Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration	Equity Incentive Plan: Number of Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
		(# Exercisable)	(# Unexercisable)	($/sh)	Date	(#)	($)

Brent R. Rystrom	(1)	-	-	-	-	500,000	735,000
	(2)	-	30,000	0.85	4/6/2027	-	-
	(3)	-	33,380	1.42	1/24/2028	-	-
	(4)	37,500	112,500	2.86	10/1/2028	-	-
	(5)	-	65,372	3.28	1/29/2029	-	-

Todd T. Mitchell	(6)	-	-	-	-	125,000	183,750
	(7)	-	75,000	2.90	5/28/2029	-	-

(1)
Represents shares subject to restricted stock units (RSUs) which vest based upon a vesting price equal to the volume weighted average trading price of our common stock over sixty-five consecutive trading days.  The RSU shares vest as to (i) 50,000 shares if the vesting price equals or exceeds $5.00 per share, (ii) 150,000 shares if the vesting price equals or exceeds $10.00 per share and (iii) 300,000 shares if the vesting price equals or exceeds $15.00 per share.  The RSUs were cancelled in March 2020.

(2)	Unvested shares vest and become exercisable in two equal annual installments ending April 6, 2021.
(3)	Unvested shares vest and become exercisable in three equal annual installments ending January 24, 2022.
(4)	Unvested shares vest and become exercisable in three equal annual installments ending October 1, 2022.
(5)	Unvested shares vest and become exercisable in four equal annual installments ending January 29, 2023.
(6)
Represents shares subject to RSUs which vest based upon a vesting price equal to the volume weighted average trading price of our common stock over sixty-five consecutive trading days.  The RSU shares vest as to (i) 12,500 shares if the vesting price equals or exceeds $5.00 per share, (ii) 37,500 shares if the vesting price equals or exceeds $10.00 per share and (iii) 75,000 shares on the later of (a) May 28, 2020 and (b) the date the vesting price equals or exceeds $15.00 per share.  The RSUs were cancelled in March 2020.

(7)	Unvested shares vest and become exercisable as to 25% of the option shares on May 28, 2020, and as to the remainder of the options shares in thirty-six equal monthly installments ending May 28, 2023.

Termination and Change in Control Arrangements

We have entered into employment agreements with Mr. Rystrom and Mr. Mitchell that require us to provide compensation to them upon termination of their employment with us or a change in control of the Company.  Regardless of the manner in which their employment terminates, they will be entitled to receive amounts earned during the term of their employment.  Such amounts include: the portion of their current annual base salary and bonuses which have accrued through the date of termination; vested stock options; and payment for accrued but unused vacation.

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

Index
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

In addition to the consideration described above, the amount of compensation payable to each of Mr. Rystrom and Mr. Mitchell for termination or a change of control under their respective employment agreements is discussed below.

•
Termination Without Cause, for Good Reason, or Death. In the event employment is terminated (i) by us other than for Cause, (ii) by the employee for Good Reason, or (iii) due to the employee’s death, Mr. Rystrom and Mr. Mitchell shall be entitled to a cash lump sum payment in an amount equal to one fourth of his then current base annual salary.

•
Termination in Connection with a Change of Control. In the event that the employee resigns or is terminated within 60 days before and 90 days after a Change of Control, then in addition to the amounts that the employee would otherwise would be eligible to receive, including amounts that would be payable as a result of a termination other than for Cause, a termination for Good Reason and a termination due to employee’s death, Mr. Rystrom and Mr. Mitchell shall be entitled to a cash lump sum payment equal to half of current base annual salary.

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

Index
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

Director Compensation

During 2019, the Compensation Committee engaged Mercer (through outside legal counsel) to review the current compensation of the executive management and directors.  Mercer is a leading global independent human resources and compensation firm.  After reviewing Mercer’s report with respect to Mercer’s compensation analysis methodology, compensation analysis results, peer company short and long-term incentive plan prevalence and equity plan design, the Compensation Committee approved the Mercer report in all material respects.  The Compensation Committee consults with Mercer when considering changes to director compensation.  Nonemployee directors receive the following cash consideration for serving as directors and as members of committees of our Board:

	General Board Service	Audit Committee	Nominating and Governance Committee	Compen- sation Committee	Executive Committee
	($)	($)	($)	($)	($)
General board service - all directors	50,000	-	-	-	-
Service as Chairman of the Board	50,000	-	-	-	-
Committee Assignments:
Committee Chair	-	18,000	9,500	10,000	12,000
Members	-	8,000	4,500	5,000	12,000

We reimburse all directors for travel and other necessary business expenses incurred in the performance of director services and extend coverage to them under our directors and officers indemnity insurance policies.

In furtherance of implementing the Mercer report recommendations, the Compensation Committee determined that each nonemployee director automatically receives an annual fixed grant in the form of Common Stock under the 2014 Equity Incentive Plan.  The number of shares of Common Stock is determined in accordance with the 2014 Equity Incentive Plan using a 5-day volume weighted average price per share.  In 2019, the grant value, based on that 5-day volume weighted average, was $100,000 to the chairman and $50,000 to each other nonemployee director.  The annual grant is made on the date of the annual shareholder meeting.  If a director becomes a member of the Board after the annual grant, the director will receive a pro rata portion of the fixed annual grant based upon the months remaining in the year after the director was elected.

Director Compensation Table

The following director compensation table sets forth summary information concerning the compensation paid to our nonemployee directors in 2019 who served on the Board during the year.

	Fees Earned or Paid in Cash	Option Awards	Stocks Awards	All Other Compen- sation	Total
Name	($) (1)	($) (2)	($) (3)	($)	($)
Peter G Bradley (4)	23,833	-	46,176	-	70,009
Beth L. Bronner	68,000	-	48,257	-	116,257
David Chemerow	75,000	-	48,257	-	123,257
Ari Gendason	71,500	-	48,257	-	119,757
David Goldman (5)	51,875	-	96,857	-	148,732
Baruch Halpern (5)	37,500	-	115,757	-	153,257
Henk W. Hoogenkamp (6)	29,750	-	-	-	29,750
Brent D. Rosenthal	126,500	-	96,514	-	223,014

(1)
Amounts shown in this column reflect the annual aggregate dollar amount of all cash fees earned for 2019 services as a director, including annual retainer fees, committee and/or chairmanship fees, and meeting fees.

(2)	As of December 31, 2019, the aggregate shares under options outstanding awarded to each director are as follows: 6,563 to David Goldman and 6,996 to Baruch Halpern.

Index
(3)
Stock awards are reported at grant date fair value, if awarded in the period, and at incremental fair value, if modified in the period.  Stock awards for Mr. Goldman and Mr. Halpern include 36,000 and 50,000 shares of Common Stock, respectively, granted December 19, 2019, under the 2014 Equity Incentive Plan with a grant date fair value of $1.35 per share.  The remainder of stock awards consist of grants under our 2014 Equity Incentive Plan in June 2019 (except for Mr. Bradley which was July 2019) which vest on the earlier of (i) June 19, 2020, or (ii) one day prior to the next annual shareholder meeting.  The number of shares of Common Stock were determined using a volume weighted average price per share at the grant date ($2.86 per share, except the grant for Mr. Bradley which was $3.02 per share) rather than grant date fair value.  The grants were 16,873 shares to each of directors Beth L. Bronner, Ari Gendason, David Goldman, Baruch Halpern and Henk W. Hoogenkamp; 33,746 shares to Brent D. Rosenthal and 15,290 shares to Peter G. Bradley.  As of December 31, 2019, the aggregate number of shares which have been awarded to each director for board service are as follows: 15,290 to Peter G. Bradley, 120,267 to Beth L. Bronner, 28,090 to David Chemerow, 120,267 to Ari Gendason, 184,566 to David Goldman, 198,566 to Baruch Halpern, 131,693 to Henk W. Hoogenkamp and 315,927 to Brent D. Rosenthal.

(4)	Mr. Bradley became a director in July 2019.
(5)	Mr. Goldman and Mr. Halpern each resigned as our director in December 2019.
(6)
Mr. Hoogenkamp was not nominated for reelection to the Board in June 2019.  On June 19, 2019, we issued Mr. Hoogenkamp 16,873 shares of Common Stock under a one-year consulting agreement.  The grant date fair value of those shares, $48,257, is not included in the table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 31, 2020, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of that class or series of our stock, (ii) each of our directors and director nominees, (iii) each of the named executive officers, and (iv) all directors and current executive officers as a group.  For purposes of this section, “named executive officers” shall mean: (i) each person who served as our chief executive officer during fiscal 2019; (ii) the two most highly compensated officers other than the chief executive officer who were serving as executive officers at the end of fiscal 2019; and (iii) up to two additional individuals for whom disclosure would have been provided in the table below, but for the fact that such persons were not serving as executive officers as of the end of fiscal 2019.

The table is based on information provided to us or filed with the SEC by our directors, executive officers and principal shareholders. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares.  Shares of Common Stock issuable upon exercise or conversion of options and warrants that are currently exercisable or are exercisable within 60 days after March 31, 2020, are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities but are not deemed outstanding for computing the percentage of any other shareholder.  Unless otherwise indicated, the address for each shareholder listed in the following table is c/o RiceBran Technologies, 1330 Lake Robbins Drive, Suite 250, The Woodlands, TX 77380.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage (1)
Continental Grain Company (2)	10,649,068	26.56%
DG Capital Management, LLC, DG Value Partners LP, DG Value Partners II Master Fund LP and Dov Gertzulin (3)	2,449,659	6.11%
Brent D. Rosenthal (4)	403,890	1.01%
Peter G. Bradley (5)	15,290	*
Beth L. Bronner (6)	139,767	*
David Chemerow (7)	215,232	*
Ari Gendason (8)	129,177	*
Brent R. Rystrom (9))	358,707	*
Todd T. Mitchell (10)	43,750	*
Dennis A. Dykes	80,966	*
All directors and executive officers as a group (7 persons) (11)	1,305,813	3.25%
* less than 1%

(1)
The applicable percentage of ownership is based on 40,092,017 shares of our Common Stock outstanding as of March 31, 2020, together with shares issuable upon exercise of options and warrants exercisable within 60 days of March 31, 2020.

(2)
Based on information reported on a Form 4 filed with the SEC on December 20, 2019, and a Schedule 13D filed with the SEC September 25, 2017 (as amended March 28, 2018, August 17, 2018, March 12, 2019, August 21, 2019, and December 20, 2019) by Continental Grain Company (CGC), a Delaware corporation.  The address of the principal office of CGC and Mr. Gendason is 767 Fifth Avenue, New York, NY 10153.

Index
(3)
Based in part on information reported on a Schedule 13G filed with the SEC on February 11, 2020, by DG Capital Management, LLC (DG), a Delaware limited liability company; DG Value Partners II Master Fund, LP (DGVII), a Cayman Islands limited partnership; and Dov Gertzulin.  DG serves as the investment manager of DGVII.  Dov Gertzulin serves as managing member of DG and DGVII.  DGVII beneficially owns 1,966,934 shares of our Common Stock.  Dov Gertzulin beneficially owns 2,449,659 shares of our Common Stock, in part as a result of his control over DG and DGVII.  The address of the principal office of DG and Dov Gertzulin is 460 Park Avenue, 22nd Floor, New York, NY 10022.

(4)	Includes 33,746 shares owned by Mr. Rosenthal which vest the earlier of June 19, 2020, or the day prior to our next annual meeting of shareholders.
(5)	Includes 15,290 shares owned by Mr. Bradley which vest the earlier of June 19, 2020, or the day prior to our next annual meeting of shareholders.
(6)	Includes 16,873 shares owned by Ms. Bronner which vest the earlier of June 19, 2020, or the day prior to our next annual meeting of shareholders.
(7)
Includes 16,873 shares owned by Mr. Chemerow which vest the earlier of June 19, 2020, or the day prior to our next annual meeting of shareholders.  Includes 91,217 shares are held by the David I. Chemerow 1992 Trust.

(8)
Includes 16,873 shares owned by Mr. Gendason which vest the earlier of June 19, 2020, or the day prior to our next annual meeting of shareholders.  Mr. Gendason is senior vice president and chief investment officer of CGC.  Mr. Gendason claims no direct or shared voting or dispositive power over the shares owned by CGC.

(9)	Includes 79,970 shares issuable upon exercise of options.
(10)	Includes 18,750 shares issuable upon exercise of options.
(11)
Includes 98,720 shares issuable upon exercise of options, and 99,655 shares which vest the earlier of June 19, 2020, or the day prior to our next annual meeting of shareholders.  Excludes the beneficial ownership of Mr. Dykes since he is no longer an executive officer.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2019, certain information with respect to our 2010 Equity Incentive Plan and 2014 Equity Incentive Plan follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(1)(a)	(1)(b)	(c)
Equity compensation plans approved by shareholders	972,272	$2.71	2,063,281	(2)
Equity compensation plans not approved by shareholders	23,737	24.46	-	(3)
Total	996,009	$3.23	2,063,281

(1)
Excludes shares issuable upon the vesting of RSUs and the shares underlying such RSUs, which do not have an exercise price.  As of December 31, 2019, 1,148,062 shares were issuable in the future upon the vesting of RSUs.

(2)	Represents shares reserved for future issuance under our 2014 Equity Incentive Plan.
(3)	Represents shares reserved for future issuance under our 2010 Equity Incentive Plan. In 2013, the Board determined that no additional grants will be made under the 2010 Plan.

Descriptions of our 2010 Equity Incentive Plan and 2014 Equity Incentive Plan are set forth above under “Equity Compensation Arrangements.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Parties

As provided in our Audit Committee charter, our Audit Committee reviews and approves, unless otherwise approved by our Compensation Committee, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds the lesser of (a) $120,000 or (b) one percent of the average of our total assets at the end of our last two completed fiscal years, and in which any director, director nominee, executive officer or holder of more than 5% of any class of our capital stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest (each such transaction, a Related Party Transaction).  Each Related Party Transaction that occurred since January 1, 2018, has been approved by our Board, Audit Committee or Compensation Committee.

Index
Related Party Transactions

Other than compensation described above in “Executive Compensation,” “Director Compensation” and “Director Compensation Table”, we believe that there have been no Related Party Transactions since January 1, 2018, other than those described below.

Transactions with Continental Grain Company

In March 2019, we issued and sold to Continental Grain Company (CGC) 666,667 shares of common stock at a purchase price of $3.00 per share and a pre-funded warrant to purchase up to 1,003,344 shares of common stock for a purchase price equal to $2.99 for each share underlying the pre-funded warrant.  The exercise price of the pre-funded warrant is $0.01 per share.  In December 2019, CGC participated in our public offering, and purchased 3,200,000 shares of common stock at a purchase price of $1.25 per share.  Our director, Ari Gendason is an employee and senior vice president and chief investment officer of CGC.  As of the date of this filing, CGC owns approximately 26.6% of our outstanding common stock.  We have agreed that in connection with each annual or special meeting of our shareholders at which members of our board of directors are to be elected, or any written consent of our shareholders pursuant to which members of the board of directors are to be elected, CGC shall have the right to designate one nominee to our board of directors.

Transactions with LF-RB Management, LLC

In July 2016, we entered into a settlement agreement with the LF-RB Group and our directors Beth L. Bronner, Ari Gendason and Brent D. Rosenthal.  The settlement agreement required that until December 31, 2018, we nominate directors Beth L. Bronner, Ari Gendason and Brent D. Rosenthal for election to our board of directors and recommend that our shareholders vote to elect these individuals to our board of directors.

The foregoing description of Related Party Transactions does not include a description of employment compensation that was paid, following approval by our compensation committee, to executive officers that are not named executive officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

RSM US LLP has been appointed by the Audit Committee to continue as our registered public accountants for the fiscal year ending December 31, 2020.  Shareholder ratification of RSM US LLP as our independent registered public accounting firm is not required by our Bylaws or otherwise.  The Board is seeking such ratification as a matter of good corporate practice.  If the shareholders fail to ratify the selection of RSM US LLP as our independent public accountants, the Audit Committee will consider whether to retain that firm for the year ending December 31, 2020.  Even if the selection is ratified, we may appoint a different independent public accounting firm during the year if the Audit Committee determines that such a change would be in the best interests of us and our shareholders.  We expect a representative of RSM US LLP to be present at the Annual Meeting or otherwise be available to make a statement or respond to questions.

Fees Billed by Independent Registered Public Accounting Firms

The following table presents fees for professional services rendered by our independent registered public accounting firm, RSM US LLP.

	2019	2018
Audit fees	$340,000	$345,000
Audit-related fees	68,000	333,000
Tax fees	-	-
All other fees	-	-
Total	$408,000	$678,000

Audit fees

Audit fees are for services related to the audit of our financial statements, review of financial statements included in our quarterly reports on Form 10-Q, consents and assistance with other filings.

Index
Audit-related fees

Audit-related fees in 2019 relate to consents and comfort letters provided in connection with filings on Form S-3.  Audit-related fees in 2018 relate to audits of the financial statements of an entity acquired in 2018, which financial statements were filed with our current report on Form 8-K/A.

Tax fees

There were no tax fees in 2019 or 2018.

All other fees

There were no other fees in 2019 or 2018.

Pre-Approval Policies

Our Audit Committee pre-approves all audit and non-audit services provided by our independent registered public accounting firm prior to the engagement of the independent registered public accounting firm for such services.  All fees reported under the headings Audit fees, Audit-related fees, Tax fees and All other fees above were approved by the Audit Committee before the respective services were rendered, which concluded that the provision of such services was compatible with the maintenance of the independence of the firm providing those services in the conduct of its auditing functions.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this report.

Exhibit		Exhibit Description
31.1	*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*Filed herewith

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICEBRAN TECHNOLOGIES

Date: April 28, 2020	By:	/s/ Brent Rystrom
Brent Rystrom
Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ Brent R. Rystrom	Director and Chief Executive Officer	April 28, 2020
Brent R. Rystrom

Principal Financial Officer and Principal Accounting Officer:

/s/ Todd T. Mitchell	Chief Financial Officer	April 28, 2020
Todd T. Mitchell

Additional Directors:

*	Director	April 28, 2020
Peter Bradley

*	Director	April 28, 2020
Beth Bronner
*	Director	April 28, 2020
David I. Chemerow

*	Director	April 28, 2020
Ari Gendason

*	Director and Chairman	April 28, 2020
Brent D. Rosenthal

*	By:	/s/ Brent R. Rystrom
Brent R. Rystrom
Attorney-in-fact