Form 10-Q
period 2020-03-31
RiceBran Technologies
filed 2020-05-05
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 27, 2020, shares of the registrant’s common stock outstanding totaled 40,097,517

RiceBran Technologies
Index
Form 10-Q

Cautionary Note about Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue, liquidity or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services, products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  The forward-looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward-looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this Current Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019.  We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this quarterly report.

Unless the context requires otherwise, references to “we,” “us,” “our” and “the Company” refer to RiceBran Technologies and its consolidated subsidiaries.

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

RiceBran Technologies
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2020 and 2019
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended
	2020	2019

Revenues	$8,330	$6,364
Cost of goods sold	8,735	6,021
Gross profit (loss)	(405)	343
Selling, general and administrative expenses	2,550	3,341
Operating loss	(2,955)	(2,998)
Interest income	11	-
Interest expense	(49)	(12)
Other expense	(45)	(1)
Other income	5	-
Loss before income taxes	(3,033)	(3,011)
Income tax benefit	-	-
Loss from continuing operations	(3,033)	(3,011)
Loss from discontinued operations	-	(216)
Net loss	$(3,033)	$(3,227)

Basic loss per common share:
Continuing operations	$(0.08)	$(0.10)
Discontinued operations	-	(0.01)
Basic loss per common share	$(0.08)	$(0.11)

Diluted loss per common share:
Continuing operations	$(0.08)	$(0.10)
Discontinued operations	-	(0.01)
Diluted loss per common share	$(0.08)	$(0.11)

Weighted average number of shares outstanding:
Basic	39,963,155	29,347,318
Diluted	39,963,155	29,347,318

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Balance Sheets
(Unaudited) (in thousands, except share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$5,517	$8,444
Accounts receivable, net of allowance for doubtful accounts of $50 and $347	5,106	3,738
Inventories	1,916	898
Other current assets	894	691
Total current assets	13,433	13,771
Property and equipment, net	18,769	19,077
Operating lease right-of-use assets	2,678	2,752
Goodwill	3,915	3,915
Intangible assets	890	950
Other long-term assets	-	27
Total assets	$39,685	$40,492

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,146	$833
Commodities payable	1,937	829
Accrued salary, wages and benefits	1,051	877
Accrued expenses	690	884
Customer prepayments	-	12
Operating lease liabilities, current portion	316	309
Due under insurance premium finance agreements	314	116
Finance lease liabilities, current portion	102	101
Due under factoring agreement	2,306	1,823
Long-term debt, current portion	29	28
Total current liabilities	7,891	5,812
Operating lease liabilities, less current portion	2,543	2,674
Finance lease liabilities, less current portion	164	190
Long-term debt, less current portion	65	73
Total liabilities	10,663	8,749
Commitments and contingencies
Shareholders' equity:
Preferred stock, 20,000,000 shares authorized: Series G, convertible, 3,000 shares authorized, stated value $225, 225 shares, issued and outstanding	112	112
Common stock, no par value, 50,000,000 shares authorized, 40,092,197 shares and 40,074,483 shares, issued and outstanding	319,123	318,811
Accumulated deficit	(290,213)	(287,180)
Total shareholders' equity	29,022	31,743
Total liabilities and shareholders' equity	$39,685	$40,492

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2020 and 2019
(Unaudited) (in thousands)

	Three Months Ended
	2020	2019
Cash flow from operating activities:
Net loss	$(3,033)	$(3,227)
Loss from discontinued operations	-	216
Loss from continuing operations	(3,033)	(3,011)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities
Depreciation	579	408
Amortization	59	2
Stock and share-based compensation	312	392
Other	(79)	(48)
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(1,315)	(1,244)
Inventories	(1,018)	(149)
Accounts payable and accrued expenses	231	(294)
Commodities payable	1,108	(1,818)
Other	(178)	(359)
Net cash used in operating activities	(3,334)	(6,121)
Cash flows from investing activities:
Purchases of property and equipment	(221)	(1,160)
Net cash used in investing activities	(221)	(1,160)
Cash flows from financing activities:
Payments on factoring agreement	(6,995)	-
Advances on factoring agreement	7,455	-
Advances on insurance premium finance agreements	344	272
Payments on insurance premium finance agreements	(144)	(112)
Payments of debt and finance lease liabilities	(32)	(278)
Proceeds from issuance of common stock and pre-funded warrant, net of issuance costs	-	11,593
Proceeds from common stock warrant exercises	-	1,980
Proceeds from common stock option exercises	-	60
Net cash provided by financing activities	628	13,515
Net change in cash and cash equivalents and restricted cash	$(2,927)	$6,234

Cash and cash equivalents and restricted cash, beginning of period
Cash and cash equivalents	$8,444	$7,044
Restricted cash	-	225
Cash and cash equivalents and restricted cash, beginning of period	8,444	7,269
Cash and cash equivalents and restricted cash, end of period
Cash and cash equivalents	5,517	13,278
Restricted cash	-	225
Cash and cash equivalents and restricted cash, end of period	5,517	13,503
Net change in cash and cash equivalents and restricted cash	$(2,927)	$6,234

Supplemental disclosures:
Cash paid for interest	$26	$12
Cash paid for income taxes	$-	$-

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (interim financial statements) of RiceBran Technologies and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q; therefore, they do not include all of the information and notes required by GAAP for complete financial statements.  The interim financial statements contain all adjustments necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented of a normal and recurring nature necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented.

These interim financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2019, which included all disclosures required by generally accepted accounting principles.

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

We manufacture and distribute SRB in various granulations from four locations: two leased facilities located within supplier-owned rice mills in Arbuckle and West Sacramento, California; one company-owned facility in Mermentau, Louisiana; and our company-owned rice mill in Wynne, Arkansas.  At our Dillon, Montana facility, we produce SRB based products and derivatives that have been further refined through our proprietary processes.  Our rice mill in Wynne, Arkansas also supplies grades U.S. No. 1 and No. 2 premium long and medium white rice.  In April 2019, we purchased a grain processing facility in East Grand Forks, Minnesota, to expand the variety of grains which we can offer to the market.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Guidance

Recent accounting standards not yet adopted

The following discusses the accounting standard(s) not yet adopted that will, or are expected to, result in a significant change in practice and/or have a significant financial impact on us.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

In June 2016, the Financial Accounting Standards Board (FASB) issued guidance ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which changes the accounting for credit losses for certain instruments, including trade receivables, from an incurred loss method to a current expected loss method.  The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts.  The guidance, and subsequent guidance related to the topic, is effective for our annual and interim periods beginning in 2023, and must be adopted on a modified retrospective approach through cumulative-effect adjustment to retained earnings as of January 1, 2023.  Based on the nature of our current receivables and our credit loss history, we do not expect the adoption of the guidance to have a significant impact on our results of operations, financial position, or cash flows.
Recently adopted accounting standards

In December 2019, the FASB issued guidance ASU No. 2019-12 - Income Taxes (Topic 740: Simplifying the Accounting for Income Taxes which, among other things, removed an exception in the guidance to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items such as discontinued operations.  We early adopted the guidance effective January 1, 2020.  Adoption of the guidance had no impact on our results of operations, financial position, or cash flows.

Reclassifications – Certain reclassifications have been made to amounts reported for the prior period to achieve consistent presentation with the current period. Such reclassifications had no impact on previously reported net loss or shareholders’ equity.

NOTE 4. ACQUISITION

On April 4, 2019, we acquired substantially all of the assets comprising the business of MGI Grain Processing, LLC, a Minnesota limited liability company, now conducting business as MGI Grain Incorporated (MGI). The results of MGI’s operations are included in our consolidated financial statements beginning April 4, 2019.  The following table provides unaudited pro forma information for the three months ended March 31, 2019, as if the MGI acquisition had occurred January 1, 2019.

Revenues (in thousands)	$7,506
Loss from continuing operations (in thousands)	$(2,736)
Loss per share - continuing operations	$(0.09)
Weighted average number of common shares outstanding - basic and diluted	29,347,318

No adjustments have been made in the pro forma information for synergies that are resulting or planned from the MGI acquisition.  The unaudited proforma information is not indicative of the results that may have been achieved had the companies been combined as of January 1, 2018, or of our future operating results.

NOTE 5. CASH AND CASH EQUIVALENTS

As of March 31, 2020, we have $4.0 million of cash and cash equivalents invested in a money market fund with net assets invested in U.S. Dollar denominated money market securities of domestic and foreign issuers, U.S. Government securities and repurchase agreements.  We consider all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

We have cash on deposit in excess of federally insured limits at a bank.  We do not believe that maintaining substantially all such assets with the bank or investing in a liquid mutual fund represent material risks.

NOTE 6. ACCOUNTS RECEIVABLE AND REVENUES

Amounts billed and due from our customers are classified as accounts receivables on our consolidated balance sheets and require payment on a short-term basis. Invoices are generally issued at the point control transfers and substantially all of our invoices are due within 30 days or less, however certain customers have terms of up to 120 days.  For substantially all of our contracts, control of the ordered product(s) transfers at our location.  Periodically, we require payment prior to the point in time we recognize revenue.  Amounts received from customers prior to revenue recognition on a contract are contract liabilities, are classified as customer prepayments liability on our consolidated balance sheets and are typically applied to an invoice within 30 days of the prepayment.  Revenues in the three months ended March 31, 2020, include less than $0.1 million in unearned revenue as of December 31, 2019.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Our accounts receivable potentially subject us to significant concentrations of credit risk.  Revenues and accounts receivable from significant customers (customers with revenue or accounts receivable in excess of 10% of consolidated totals) are stated below as a percent of consolidated totals.

	Customer
	A	B	C	D
% of revenue, three months ended March 31, 2020	8%	17%	8%	2%
% of revenue, three months ended March 31, 2019	10%	18%	10%	-%

% of accounts receivable, as of March 31, 2020	9%	25%	13%	4%
% of accounts receivable, as of December 31, 2019	10%	31%	-%	10%

In all periods presented, less than 10% of our revenues related to shipments to locations outside of the U.S.  The following table presents revenues by product line (in thousands).

	Three Months Ended March 31,
	2020	2019
Food	$6,192	$4,747
Animal nutrition	2,138	1,617
Revenues	$8,330	$6,364

NOTE 7. INVENTORIES

The following table details the components of inventories (in thousands).

	March 31, 2020	December 31, 2019
Finished goods	$1,763	$698
Raw materials	20	90
Packaging	133	110
Inventories	$1,916	$898

NOTE 8. LEASES

The components of lease expense and cash flows from leases (amounts in thousands) follow.

	Three Months Ended March 31,
	2020	2019
Finance lease cost:
Amortization of right-of use assets, included in cost of goods sold	$21	$4
Interest on lease liabilities	4	2
Operating lease cost, included in selling, general and administrative expenses:
Fixed leases cost	130	130
Variable lease cost	15	32
Short-term lease cost	3	9
Total lease cost	$173	$177

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$4	$2
Operating cash flows from operating leases	$130	$130
Financing cash flows from finance leases	$26	$11

As of March 31, 2020, variable lease payments do not depend on a rate or index.  As of March 31, 2020, property and equipment, net, includes $0.3 million of finance lease right-of-use-assets, with an original cost of $0.4 million.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2020, we do not believe it is certain that we will exercise any renewal options.  The remaining terms of our leases and the discount rates used in the calculation of the fair value of our leases as of March 31, 2020, follows.

	Operating Leases	Finance Leases
Remaining leases terms (in years)	3.6-12.9	0.8-4.3
Weighted average remaining lease terms (in years)	7.5	3.1
Discount rates	6.3%-9.0%	4.3%-6.0%
Weighted average discount rate	7.6%	5.8%

Maturities of lease liabilities as of March 31, 2020, follows (in thousands).

	Operating Leases	Finance Leases
2020 (nine months ended December 31, 2020)	346	85
2021	536	91
2022	548	68
2023	528	38
2024	428	11
Thereafter	1,469	-
Total lease payments	3,855	293
Amounts representing interest	(996)	(27)
Present value of lease obligations	$2,859	$266

NOTE 9. DEBT

In the three months ended March 31, 2020, we financed amounts owed for annual insurance premiums under financing agreements, due in monthly installments of principal and interest though November 2020, at interest rates of 4.7% to 5.5% per year.

In October 2019, we entered into a factoring agreement which provides for a $7.0 million credit facility with a lender.  We may only borrow to the extent we have qualifying accounts receivable as defined in the agreement.  The facility has an initial two-year term and automatically renews for successive annual periods, unless proper termination notice is given.  We paid a $0.2 million facility fee upon inception of the agreement which is amortizing to interest expense on a straight-line basis over two years.  We incur recurring fees under the agreement, including a funding fee of 0.5% above the prime rate, in no event to be less than 5.5%, on any advances and a service fee on average net funds borrowed.  During the three months ended March 31, 2020, we expensed $0.1 million of interest and fees under the agreement, fees incurred averaged 3.9% (exclusive of deferred cost amortization) and interest averaged 1.7% of the amounts outstanding under the facility.  During the three months ended March 31, 2020, outstanding borrowings under the agreement averaged $1.1 million per day.  Amortization of debt issuance costs in the three months ended March 31, 2020, was less than $0.1 million.  The lender has the right to demand repayment of the advances at any time.  The lender has a security interest in personal property assets.

Due under factoring agreement consists of the following (in thousands).

	March 31, 2020	December 31, 2019
Borrowings outstanding	$2,449	$1,989
Debt issuance costs, net	(143)	(166)
Due under factoring agreement	$2,306	$1,823

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Long-term debt consists of the following (in thousands).

	March 31, 2020	December 31, 2019

Equipment notes - Initially recorded in November 2018, in the acquisition of Golden Ridge, at the present value of future payments using a discount rate of 4.8%, which we determined approximated the market rate for similar debt with similar maturities as of the date of acquisition.  Payable in monthly installments.

Expire at dates ranging through 2022.	$56	$62
Equipment note - Dated December 2019. Due in monthly installments through December 2024.
Interest accrues at the effective discount rate of 9.3%.	38	39
Total long term debt	$94	$101

NOTE 10. EQUITY, SHARE-BASED COMPENSATION AND WARRANTS

A summary of equity activity for the three months ended March 31, 2020 and March 31, 2019, follows (in thousands, except share amounts).

	Shares
	Preferred Series G	Common	Preferred Stock	Common Stock	Accumulated Deficit	Equity
Balance, December 31, 2019	225	40,074,483	$112	$318,811	$(287,180)	$31,743
Common stock awards under equity incentive plans	-	17,534	-	312	-	312
Net loss	-	-	-	-	(3,033)	(3,033)
Balance, March 31, 2020	225	40,092,017	$112	$319,123	$(290,213)	$29,022

	Shares
	Preferred Series G	Common	Preferred Stock	Common Stock	Accumulated Deficit	Equity
Balance, December 31, 2018	405	29,098,207	$201	$296,739	$(273,229)	$23,711
Proceeds from sale of common stock and prefunded warrant, net of costs	-	3,046,668	-	11,593	-	11,593
Common stock awards under equity incentive plans	-	36,881	-	364	-	364
Exercise of common stock warrants	-	600,000	-	1,980	-	1,980
Conversion of preferred stock into common stock	(180)	170,818	(89)	89	-	-
Exercise of common stock options	-	77,078	-	60	-	60
Other	-	-	-	28	-	28
Net loss	-	-	-	-	(3,227)	(3,227)
Balance, March 31, 2019	225	33,029,652	$112	$310,853	$(276,456)	$34,509

On March 30, 2020, we entered into an at market issuance sales agreement with respect to an at-the-market offering program, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $6.0 million through B. Riley FBR, Inc, as sales agent.  The issuance and sale, if any, of our common stock under the agreement will be made pursuant to our effective “shelf” registration statement on Form S-3.  We have deferred $0.1 million of legal expenses and other costs related to the offering which are included in other current assets in our consolidated balance sheets.

Share-based compensation by type of award for the three months ended March 31, 2020, follows (in thousands).

Common stock, vested at issuance and nonvested at issuance	$105
Stock options	85
Restricted stock units	122
Compensation expense related to common stock awards issued under equity incentive plan	$312

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

In the three months ended March 31, 2020, we issued 17,534 shares of common stock, vested at issuance, to a consultant at a grant date fair value of $1.11 per share and recognized $0.1 million of expense for shares of common stock vesting during the period.

Stock options granted in the three months ended March 31, 2020, each vest and become exercisable in annual installments ending four years from the date of grant and were valued using methods and assumptions comparable to those for our 2019 stock option grants.  Stock option activity for the three months ended March 31, 2020, follows.

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2019	996,009	$3.23		8.1
Granted	653,004	1.22	$0.73	10.0
Forfeited	(125,173)	4.74		7.2
Outstanding at December 31	1,523,840	$2.24		8.8

Restricted stock unit (RSU) activity for the three months ended March 31, 2020, follows.

	RSU Shares Issued to Employees	Unrecognized Stock Compensation (in thousands)	Weighted Average Expense Period (Years)
Nonvested at December 31, 2019	1,148,062	$377	1.4
Cancelled	(625,000)	-
Forfeited (1)	(175,000)	(142)
Expensed (2)	-	(122)
Nonvested at March 31, 2020 (3)	348,062	$113	1.2

(1)	We reversed $0.1 million of expense recognized prior to January 1, 2020 on forfeited RSU shares.
(2)	We expensed $0.1 million related to recognition of the unrecognized compensation associated with the cancelled RSU shares.
(3)
The shares subject to the RSUs vest based upon a vesting price equal to the volume weighted average trading price of our common stock over sixty-five consecutive trading days.  Subject to a minimum service period, as described in the next sentence, the RSU shares vest as to (i) 34,806 shares on the date the vesting price equals or exceeds $5.00 per share (ii) 104,419 shares the date the vesting price equals or exceeds $10.00 per share and (iii) 208,837 shares the date the vesting price equals or exceeds $15.00 per share.  Vesting on the RSU shares occurs the later of the one-year anniversary of the grant and the date the shares reach the vesting price indicated in the preceding sentence.  The RSUs expire on the fifth anniversary of each grant at dates ranging through August 2024.

In the three months ended March 31, 2020, warrants for the purchase of up to 265,000 shares of common stock ($5.25 per share exercise price) expired.

NOTE 11. INCOME TAXES

Our tax expense for the three months ended March 31, 2020 and 2019, differs from the tax expense computed by applying the U.S. statutory tax rate to net loss from continuing operations before income taxes as no tax benefits were recorded for tax losses generated in the U.S.  As of March 31, 2020, we had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards.  We provided a full valuation allowance against our deferred tax assets as future realization of such assets is not more likely than not to occur.

Based on an analysis of tax positions taken on income tax returns filed, we have determined no material liabilities related to uncertain income tax positions exist.  Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state, and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law.  A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (CARES) was signed into law in the U.S.  The act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds and modifications to the net interest deduction limitations. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. Except for the impact of the loan we received under the act, see Note 18, we do not anticipate that the act will have a material impact on our financial position, results of operations or cash flows.

NOTE 12. DISCONTINUED OPERATIONS

In July 2017, we completed the sale of the assets of Healthy Natural (HN).  The selling price was subject to adjustment if the estimated closing working capital with respect to the assets sold and the liabilities assumed was different than the actual closing working capital for those assets and liabilities.  The calculation of working capital was disputed.  The net gain on sale recognized in 2017 was based on an estimated working capital adjustment.  During the three months ended March 31, 2019, the estimated working capital adjustment increased from $0.3 million to $0.5 million when we finalized the adjustment with the purchaser of HN.  The adjustment to lower the gain on the sale of HN as a result of the change in the estimated working capital adjustment is recorded in discontinued operations in the three months ended March 31, 2019, net of zero tax benefit.

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

Below are reconciliations of the numerators and denominators in the EPS computations.

	Three Months Ended March 31
	2020	2019
NUMERATOR (in thousands):
Basic and diluted - loss from continuing operations	$(3,033)	$(3,011)

DENOMINATOR:
Basic EPS - weighted average number of common shares outstanding	39,963,155	29,347,318
Effect of dilutive securities outstanding	-	-
Diluted EPS - weighted average number of shares outstanding	39,963,155	29,347,318

Number of shares of common stock which could be purchased with weighted average outstanding securities not included in diluted EPS because effect would be antidilutive:
Stock options	1,240,460	1,061,926
Warrants	406,695	10,020,616
Convertible preferred stock	213,523	259,075

Weighted average number of shares of common stock issuable upon vesting of restricted stock units	1,035,425	1,215,000

Weighted average number of nonvested shares of common stock not included in diluted EPS because effect would be antidilutive	116,528	1,044,709

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The impacts of potentially dilutive securities outstanding at March 31, 2020 and 2019, were not included in the calculation of diluted EPS for the three months ended March 31, 2020 and 2019 because to do so would be anti-dilutive.  Those securities listed in the table above which remain outstanding, could potentially dilute EPS in the future.

NOTE 14. FAIR VALUE MEASUREMENTS

The fair value of cash and cash equivalents, restricted cash, accounts and other receivables and accounts payable approximates their carrying value due to shorter maturities.  As of March 31, 2020, the fair values of our debt, operating lease liabilities and finance lease liabilities approximated their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements).

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

NOTE 16. RELATED PARTY TRANSACTIONS

Our director, Ari Gendason, is an employee and senior vice president and chief investment officer of Continental Grain Company (CGC).  As of the date of this filing, CGC owns approximately 26.6% of our outstanding common stock.  We have agreed that in connection with each annual or special meeting of our shareholders at which members of our board of directors are to be elected, or any written consent of our shareholders pursuant to which members of the board of directors are to be elected, CGC shall have the right to designate one nominee to our board of directors.  In March 2019, we issued and sold to CGC 666,667 shares of common stock at a purchase price of $3.00 per share and a prefunded warrant exercisable into 1,003,344 shares of common stock for $2.99 per share, in a private placement.  The prefunded warrant had an exercise price of $0.01 per share and was immediately exercisable; however, we had to obtain approval from our shareholders before the holder could exercise the prefunded warrant to the extent such exercise would result in the holder owning in excess of 19.99% of our common shares outstanding.  The holder exercised the entire prefunded warrant automatically when our shareholders approved the exercise in June 2019.

NOTE 17.  TRANSACTIONS WITH EMPLOYEES

During the three months ended March 31, 2019, we paid $1.4 million to entities owned by our former employee, Wayne Wilkison.  As of March 31, 2020, and December 31, 2019, no amounts were owed to these entities.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 18.  SUBSEQUENT EVENTS

In April 2020, we were approved for a $1.8 million SBA Payroll Protection Program loan as provided for in CARES.  Under certain conditions, the loan and accrued interest are forgivable after eight weeks as long as we use the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains payroll levels. The amount of loan forgiveness will be reduced if we terminate employees or reduce salaries during the eight-week period.  The unforgiven portion of the loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.  We intend to use the proceeds for purposes consistent with the program.  While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure that we will be eligible for forgiveness of the loan, in whole or in part.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from our continuing operations.

Revenues increased $2.0 million, or 31%, in the first quarter of 2020 compared to the first quarter of 2019.  The increase in revenue year-over-year was due to higher revenues from Golden Ridge Rice Mills (Golden Ridge) and MGI Grain Incorporated (MGI).  MGI was acquired in April 2019 and, therefore, our revenues included no MGI revenue in the first quarter of 2019.  By type, animal feed product revenues increased 32%, while food product revenues increased 30% year-over-year, primarily due to higher sales of finished rice from Golden Ridge and increased buying from our existing customer base.

We experienced a gross loss of $0.4 million in the first quarter of 2020, compared to a gross profit of $0.3 million in the first quarter of 2019.  The decline in gross profit was primarily attributable to higher losses from Golden Ridge due to sub-par milling yields in the first part of the first quarter of 2020, and an unfavorable spread on certain contracts which were delayed in fulfillment due to holdups in completing our debottlenecking project in the prior quarter.  This decline was offset in part by a higher gross profit from our core SRB operations due to favorable trends in product mix as well as deferred operating costs in inventory as we grow our inventory base for this business.

Selling, general and administrative (SG&A) expenses were $2.6 million in the first quarter of 2020, compared to $3.3 million in the first quarter of 2019, a decrease of $0.8 million.  The decline in SG&A expense was primarily related to the absence of approximately $0.3 million in costs associated with our acquisition of Golden Ridge in the comparable period a year ago, lower legal and outside accounting fees, as well the initial benefits from initiatives to reduce overall SG&A costs.

Other expense increased $0.1 million in the first quarter of 2020 compared to the first quarter of 2019.  This increase was primarily due to higher interest expense on the outstanding balance of our factoring facility, a new facility entered in to in the fourth quarter of 2019.

COVID-19 Assessment

The United States is experiencing an outbreak of a novel coronavirus (COVID-19), which has been declared a "pandemic" by the World Health Organization.  The COVID-19 pandemic has become a worldwide health crisis that is adversely affecting the economies and financial markets of many countries, which we expect may adversely affect the supply of the raw materials we use and the demand for the products we produce.  This pandemic also poses the risk that we, or our customers, suppliers and other business partners, may be disrupted or prevented from conducting business activities for certain periods of time, the durations of which are uncertain, and that we could see volatility in the price of the raw materials we use, or the demand for the products we produce. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and spread of the outbreak within the markets in which we operate, which is highly uncertain. As such, we are currently not able to estimate the exact magnitude of the impact of such developments on our business.

In April, we applied for, and received, a $1.8 million SBA Paycheck Protection Program loan as discussed further in Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements.  The funds from this loan will enable us to maintain our current workforce during any economic disruptions to our business as a result of the COVID-19 outbreak.  We currently do not expect any of our facilities to be subject to government-mandated closures as a result of the COVID-19 outbreak, and we have informed our customers that at this time we anticipate operating throughout the COVID-19 outbreak.  To date, the COVID-19 outbreak has not yet caused any material disruption in the supply of raw materials used in our products or in the distribution of our products, and our employees have been reporting to work, either remotely or in-person, without any material changes in attendance or productivity.

Index
Liquidity and Capital Resources

We used $3.3 million in operating cash during the 2020 first quarter.  We used $1.0 million of operating cash in the first quarter of 2020 to increase our inventories in anticipation of a seasonal shut down of our Louisiana facilities in the second quarter.  We also had a $1.3 million increase in accounts receivable associated with growth in revenues at Golden Ridge.  These two items were partially offset by a $1.1 million increase in commodities payable due to the timing of associated sourcing contracts for Golden Ridge.  We funded $0.2 million of capital expenditures in the first quarter of 2020, and we expect this amount to increase in subsequent quarters as improved weather permits certain projects to be completed at Golden Ridge and MGI.  We funded our working capital needs in the first quarter of 2020, primarily with (i) a reduction in our cash reserves, (ii) net borrowings on our factoring facility, and (iii) by entering into a finance agreement for our annual insurance premiums.

On March 30, 2020, we entered into an at market issuance sales agreement with respect to an at-the-market offering program, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $6.0 million.  In April 2020, we were approved for a $1.8 million SBA Payroll Protection Program loan as discussed further in Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements.  Management believes the COVID-19 outbreak had created general market uncertainty, which may currently limit the company’s ability to seek external sources of funding for investment initiatives and/or general operations.  However, with the $1.8 million in funds provided by the SBA Payment Protection Program loan, as of the date of this filing, management believes we have sufficient capital reserves and borrowing capacity to maintain our workforce and fund the operations of the business through the remainder of our current fiscal year.

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

We evaluated, with the participation of our chief executive officer, and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition, liquidity or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

Index
The following exhibits are attached hereto and filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Here- with
10.1	At Market Issuance Sales Agreement with B Riley FBR, Inc.	8-K	001-36245	10.1	March 30, 2020
10.2(2)	Employment Agreement with Todd T. Mitchell dated May 28, 2019				May 16, 2019	X
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS (1)	XBRL Instance Document					X
101.SCH (1)	XBRL Taxonomy Extension Schema Document					X
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF (1)	XBRL Taxonomy Extension Calculation Definition Linkbase Document					X
101.LAB (1)	XBRL Taxonomy Extension Calculation Label Linkbase Document					X
101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Linkbase Document					X

(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(2)	Indicates a management contract or compensatory plan, contract or arrangement.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2020

/s/ Brent R. Rystrom
Brent R. Rystrom
Director and Chief Executive Officer

/s/ Todd T. Mitchell
Todd T. Mitchell
Chief Financial Officer