Form 10-Q
period 2020-06-30
RiceBran Technologies
filed 2020-08-12
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 28, 2020, shares of the registrant’s common stock outstanding totaled 40,207,398.

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

RiceBran Technologies
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2020 and 2019
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019

Revenues	$5,903	$6,219	$14,233	$12,583
Cost of goods sold	7,127	6,463	15,862	12,484
Gross profit (loss)	(1,224)	(244)	(1,629)	99
Selling, general and administrative expenses	2,615	3,422	5,165	6,763
Operating loss	(3,839)	(3,666)	(6,794)	(6,664)
Other income (expense):
Interest income	8	23	19	23
Interest expense	(76)	(19)	(125)	(31)
Other expense	(42)	(3)	(87)	(4)
Other income	-	6	5	6
Total other income (expense), net	(110)	7	(188)	(6)
Loss before income taxes	(3,949)	(3,659)	(6,982)	(6,670)
Income tax benefit	-	-	-	-
Loss from continuing operations	(3,949)	(3,659)	(6,982)	(6,670)
Loss from discontinued operations	-	-	-	(216)
Net loss	$(3,949)	$(3,659)	$(6,982)	$(6,886)

Basic loss per common share:
Continuing operations	$(0.10)	$(0.11)	$(0.17)	$(0.21)
Discontinued operations	-	-	-	(0.01)
Basic loss per common share	$(0.10)	$(0.11)	$(0.17)	$(0.22)

Diluted loss per common share:
Continuing operations	$(0.10)	$(0.11)	$(0.17)	$(0.21)
Discontinued operations	-	-	-	(0.01)
Diluted loss per common share	$(0.10)	$(0.11)	$(0.17)	$(0.22)

Weighted average number of shares outstanding:
Basic	40,052,163	33,204,332	40,007,660	31,382,927
Diluted	40,052,163	33,204,332	40,007,660	31,382,927

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Comprehensive Loss
Three and Six Months Ended June 30, 2020 and 2019
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019

Net loss	$(3,949)	$(3,659)	$(6,982)	$(6,886)

Derivative financial instruments designated as cash flow hedges:
Losses arising during the period	(100)	-	(100)	-
Reclassification of losses realized to cost of goods sold	52	-	52	-
Net other comprehensive loss	(48)	-	(48)	-

Comprehensive loss	$(3,997)	$(3,659)	$(7,030)	$(6,886)

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Balance Sheets
(Unaudited) (in thousands, except share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,347	$8,444
Accounts receivable, net of allowance for doubtful accounts of $24 and $347	2,718	3,738
Inventories	2,009	898
Other current assets	1,392	691
Total current assets	9,466	13,771
Property and equipment, net	18,523	19,077
Operating lease right-of-use assets	2,604	2,752
Goodwill	3,915	3,915
Intangible assets	833	950
Other long-term assets	-	27
Total assets	$35,341	$40,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$949	$833
Commodities payable	198	829
Accrued salary, wages and benefits	1,051	877
Accrued expenses	473	884
Customer prepayments	-	12
Operating lease liabilities, current portion	325	309
Due under insurance premium finance agreements	307	116
Due under factoring agreement	2,053	1,823
Finance lease liabilities, current portion	96	101
Long-term debt, current portion	29	28
Total current liabilities	5,481	5,812
Operating lease liabilities, less current portion	2,474	2,674
Finance lease liabilities, less current portion	150	190
Long-term debt, less current portion	1,847	73
Total liabilities	9,952	8,749
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 20,000,000 shares authorized: Series G, convertible, 3,000 shares authorized, stated value $225, 225 shares, issued and outstanding	112	112
Common stock, no par value, 150,000,000 shares authorized, 40,207,398 shares and 40,074,483 shares, issued and outstanding	319,487	318,811
Accumulated deficit	(294,162)	(287,180)
Accumulated other comprehensive loss	(48)	-
Total shareholders’ equity	25,389	31,743
Total liabilities and shareholders’ equity	$35,341	$40,492

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2020 and 2019
(Unaudited) (in thousands)

	2020	2019
Cash flow from operating activities:
Net loss	$(6,982)	$(6,886)
Loss from discontinued operations	-	216
Loss from continuing operations	(6,982)	(6,670)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities
Depreciation	1,157	853
Amortization	117	20
Stock and share-based compensation	664	643
Loss on disposition of property and equipment	308	-
Other	(107)	(2)
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	1,090	(774)
Inventories	(1,111)	(5)
Accounts payable and accrued expenses	(201)	(348)
Commodities payable	(631)	(768)
Other	(675)	(398)
Net cash used in operating activities	(6,371)	(7,449)
Cash flows from investing activities:
Purchases of property and equipment	(843)	(2,319)
Acquisition of MGI	-	(3,795)
Net cash used in investing activities	(843)	(6,114)
Cash flows from financing activities:
Payments on factoring agreement	(14,946)	-
Advances on factoring agreement	15,131	-
Advances on insurance premium finance agreements	506	418
Payments on insurance premium finance agreements	(316)	(138)
Advances on debt and finance lease liabilities	1,792	-
Payments on debt and finance lease liabilities	(62)	(302)
Proceeds from common stock warrant exercises	12	1,990
Proceeds from common stock option exercises	-	147
Proceeds from issuance of common stock and pre-funded warrant, net of issuance costs	-	11,593
Net cash provided by financing activities	2,117	13,708
Net change in cash and cash equivalents and restricted cash	$(5,097)	$145

Cash and cash equivalents and restricted cash, beginning of period
Cash and cash equivalents	$8,444	$7,044
Restricted cash	-	225
Cash and cash equivalents and restricted cash, beginning of period	8,444	7,269
Cash and cash equivalents and restricted cash, end of period
Cash and cash equivalents	3,347	7,189
Restricted cash	-	225
Cash and cash equivalents and restricted cash, end of period	3,347	7,414
Net change in cash and cash equivalents and restricted cash	$(5,097)	$145

Supplemental disclosures:
Cash paid for interest	$79	$43
Cash paid for income taxes	$-	$-

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

We manufacture and distribute SRB in various granulations from four locations: two leased facilities located within supplier-owned rice mills in Arbuckle and West Sacramento, California; one company-owned facility in Mermentau, Louisiana; and our company-owned rice mill in Wynne, Arkansas.  At our Dillon, Montana facility, we produce SRB based products and derivatives that have been further refined through our proprietary processes.  Our rice mill in Wynne, Arkansas also supplies grades U.S. No. 1 and No. 2 premium long and medium white rice. We also own a grain processing facility in East Grand Forks, Minnesota, at which we mill a variety of grains which we offer to the market.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Guidance

Recent accounting standards not yet adopted

The following discusses the accounting standard(s) not yet adopted that will, or are expected to, result in a significant change in practice.

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

Recently adopted accounting standards

In December 2019, the FASB issued guidance ASU No. 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which, among other things, removed an exception in the guidance to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items such as discontinued operations.  We early adopted the guidance effective January 1, 2020.  Adoption of the guidance had no impact on our results of operations, financial position, or cashflows.

Reclassifications – Certain reclassifications have been made to amounts reported for the prior period to achieve consistent presentation with the current period. Such reclassifications had no impact on previously reported net loss or shareholders’ equity.

Derivative Financial Instruments

In May 2020, we began to use derivative financial instruments to manage a portion of our risks related to commodity prices.  We do not use derivative financial instruments for trading or speculative purposes.  Changes in the fair value of derivative financial instruments are recognized either in cost of goods sold or in shareholders’ equity as a component of other comprehensive income (loss) (OCI), depending on whether the derivative financial instrument is undesignated or qualifies for hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Gains and losses on derivatives designated as cash flow hedges, to the extent they are included in the assessment of effectiveness, are recorded in OCI and subsequently reclassified to cost of goods sold to offset the impact of the hedged items when they occur.  In the event it becomes probable the forecasted transaction to which a cash flow hedge relates will not occur, the derivative is terminated and the amount in accumulated OCI is recognized in earnings.  All cash flows related to derivative financial instruments are classified as operating activities in our consolidated statements of cash flows.

NOTE 4. ACQUISITION

On April 4, 2019, we acquired substantially all of the assets comprising the business of MGI Grain Processing, LLC, a Minnesota limited liability company, now conducting business as MGI Grain Incorporated (MGI). The results of MGI’s operations are included in our consolidated financial statements beginning April 4, 2019.  The following table provides unaudited pro forma information for the three months and six months ended June 30, 2019, as if the MGI acquisition had occurred January 1, 2019.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Revenues (in thousands)	$6,277	$13,783
Loss from continuing operations (in thousands)	$(3,803)	$(6,539)
Loss per share - continuing operations	$(0.11)	$(0.21)
Weighted average number of common shares outstanding - basic and diluted	33,204,332	31,382,927

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

No adjustments have been made in the pro forma information for synergies that are resulting or planned from the MGI acquisition.  The unaudited proforma information is not indicative of the results that may have been achieved had the companies been combined as of January 1, 2018, or of our future operating results.

NOTE 5. CASH AND CASH EQUIVALENTS

As of June 30, 2020, we have $2.0 million of cash and cash equivalents invested in a money market fund with net assets invested in U.S. Dollar denominated money market securities of domestic and foreign issuers, U.S. Government securities and repurchase agreements.  We consider all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

We have cash on deposit in excess of federally insured limits at a bank.  We do not believe that maintaining substantially all such assets with the bank or investing in a liquid money market fund represent material risks.

NOTE 6. ACCOUNTS RECEIVABLE AND REVENUES

Amounts billed and due from our customers are classified as accounts receivable on our consolidated balance sheets and require payment on a short-term basis. Invoices are generally issued at the point control transfers and substantially all of our invoices are due within 30 days or less, however certain customers have terms of up to 120 days.  For substantially all of our contracts, control of the ordered product(s) transfers at our location.  Periodically, we require payment prior to the point in time we recognize revenue.  Amounts received from customers prior to revenue recognition on a contract are contract liabilities, are classified as customer prepayments liability on our consolidated balance sheets and are typically applied to an invoice within 30 days of the prepayment.  Revenues in the three and six months ended June 30, 2020, include less than $0.1 million in revenue unearned as of December 31, 2019.

Our accounts receivable potentially subject us to significant concentrations of credit risk.  Revenues and accounts receivable from significant customers (customers with revenue or accounts receivable in excess of 10% of consolidated totals) are stated below as a percent of consolidated totals.

	Customer
	A	B	C
% of revenues, three months ended June 30, 2020	10%	8%	3%
% of revenues, three months ended June 30, 2019	10%	14%	1%

% of revenues, six months ended June 30, 2020	9%	13%	2%
% of revenues, six months ended June 30, 2019	10%	16%	1%

% of accounts receivable, as of June 30, 2020	14%	32%	8%
% of accounts receivable, as of December 31, 2019	10%	31%	10%

In all periods presented, less than 10% of our revenues related to shipments to locations outside of the U.S.  The following table presents revenues by product line (in thousands).

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Food	$3,967	$4,365	$10,159	$9,112
Animal nutrition	1,936	1,854	4,074	3,471
Revenues	$5,903	$6,219	$14,233	$12,583

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7. INVENTORIES

The following table details the components of inventories (in thousands).

	June 30, 2020	December 31, 2019
Finished goods	$1,799	$698
Raw materials	80	90
Packaging	130	110
Inventories	$2,009	$898

NOTE 8. LEASES

The components of lease expense and cash flows from leases (in thousands) follow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of use assets, included in cost of goods sold	$20	$14	$41	$18
Interest on lease liabilities	4	2	8	4
Operating lease cost, included in selling, general and administrative expenses:
Fixed leases cost	131	131	261	261
Variable lease cost	33	32	48	64
Short-term lease cost	-	7	3	16
Total lease cost	$188	$186	$361	$363

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$4	$3	$8	$5
Operating cash flows from operating leases	$131	$131	$261	$261
Financing cash flows from finance leases	$20	$20	$46	$31

As of June 30, 2020, variable lease payments do not depend on a rate or index.  As of June 30, 2020, property and equipment, net, includes $0.3 million of finance lease right-of-use-assets, with an original cost of $0.4 million.

As of June 30, 2020, we do not believe it is certain that we will exercise any renewal options.  The remaining terms of our leases and the discount rates used in the calculation of the fair value of our leases as of June 30, 2020, follows.

	Operating Leases	Finance Leases
Remaining leases terms (in years)	3.3-12.7	0.6-4.0
Weighted average remaining lease terms (in years)	7.3	2.9
Discount rates	6.3%-9.0%	4.3%-7.3%
Weighted average discount rate	7.6%	5.8%

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Maturities of lease liabilities as of June 30, 2020, follows (in thousands).

	Operating Leases	Finance Leases
2020 (six months ended December 31, 2020)	$232	$62
2021	536	91
2022	548	68
2023	528	38
2024	428	11
Thereafter	1,469	-
Total lease payments	3,741	270
Amounts representing interest	(942)	(24)
Present value of lease obligations	$2,799	$246

NOTE 9. DEBT

In the three and six months ended June 30, 2020, we financed amounts owed for annual insurance premiums under financing agreements, due in monthly installments of principal and interest through January 2021, at interest rates of 4.7% to 5.5% per year.

In October 2019, we entered into a factoring agreement which provides for a $7.0 million credit facility with a lender.  We may only borrow to the extent we have qualifying accounts receivable as defined in the agreement.  The facility has an initial two-year term and automatically renews for successive annual periods, unless proper termination notice is given.  We paid a $0.2 million facility fee upon inception of the agreement which is amortizing to interest expense on a straight-line basis over two years.  We incur recurring fees under the agreement, including a funding fee of 0.5% above the prime rate, in no event to be less than 5.5%, on any advances and a service fee on average net funds borrowed.  During the three and six months ended June 30, 2020, we expensed $0.1 million and $0.2 million of interest and fees under the agreement, fees incurred averaged 4.4% (exclusive of deferred cost amortization) and interest averaged 3.2% of the amounts outstanding under the facility.  During the three and six months ended June 30, 2020, outstanding borrowings under the agreement averaged $2.9 million and $2.0 million per day.  Amortization of debt issuance costs in the three and six months ended June 30, 2020, was less than $0.1 million.  The lender has the right to demand repayment of the advances at any time.  The lender has a security interest in our personal property assets.

Due under factoring agreement consists of the following (in thousands).

	June 30, 2020	December 31, 2019
Borrowings outstanding	$2,174	$1,989
Debt issuance costs, net	(121)	(166)
Due under factoring agreement	$2,053	$1,823

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Long-term debt consists of the following (in thousands).

	June 30, 2020	December 31, 2019
Payroll Protection Program note - Dated April 2020. Interest accrues at an annual rate of 1.0%.
Due in monthly installments from November 2020 to April 2022, unless forgiven as described below.	$1,792	$-
Equipment notes - Initially recorded in November 2018, in the acquisition of Golden Ridge, at the present value of future payments using a discount rate of 4.8% per year , which we determined approximated the market rate for similar debt with similar maturities as of the date of acquisition. Payable in monthly installments. Expire at dates ranging through 2022.	47	62
Equipment note - Dated December 2019. Due in monthly installments through December 2024.
Interest accrues at the effective discount rate of 9.3% per year .	37	39
Total long term debt	$1,876	$101

In April 2020, we received $1.8 million on an SBA Payroll Protection Program loan as provided for in the Coronavirus Aid, Relief and Economic Security Act (CARES), enacted into U.S. law in March 2020.  Under certain conditions, the loan and accrued interest are forgivable after eight weeks as long as we use the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains payroll levels.  The amount of loan forgiveness will be reduced if we terminate employees or reduce salaries during the eight-week period.  The unforgiven portion of the loan is payable over two years at an interest rate of 1.0%, with a deferral of payments for the first six months.  We intend to use the proceeds for purposes consistent with the program.  While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure that we will be eligible for forgiveness of the loan, in whole or in part.

In July 2020, we entered into a mortgage agreement with a lender pursuant to a promissory note. Under this promissory note we may borrow up to the lesser of (i) $2.0 million or (ii) 65% of the appraised value of our rice mill in Wynne, Arkansas which is securing our obligations under the promissory note.  Interest accrues at an annual rate which is the greater of 11.0% above the lender’s prime rate and 14.3%.  In addition, we will incur a facility fee equal to 1.0% of the amount of each advance under the promissory note.  We may request advances under the agreement through October 2020.  The principal advances must be repaid in monthly installments ending in June 2022. Any obligations that we incur under the promissory note will be secured by certain real property and personal property assets.

NOTE 10. EQUITY, SHARE-BASED COMPENSATION AND WARRANTS

In June 2020, shareholders approved, and we filed an amendment to our articles of incorporation increasing our authorized shares of common stock from 50,000,000 to 150,000,000.

A summary of equity activity follows (in thousands, except share amounts).

	Shares					Accumulated Other
	Preferred Series G	Common	Preferred Stock	Common Stock	Accumulated Deficit	Comprehensive Loss	Equity
Balance, December 31, 2019	225	40,074,483	$112	$318,811	$(287,180)	$-	$31,743
Common stock awards under equity incentive plans	-	17,534	-	312	-	-	312
Net loss	-	-	-	-	(3,033)	-	(3,033)
Balance, March 31, 2020	225	40,092,017	$112	$319,123	$(290,213)	$-	$29,022
Common stock awards under equity incentive plans	-	16,500	-	316	-	-	316
Commn stock issued to vendors	-	31,304	-	36	-	-	36
Exercise of common stock warrants	-	67,577	-	12	-	-	12
Other comprehensive loss	-	-	-	-	-	(48)	(48)
Net loss	-	-	-	-	(3,949)	-	(3,949)
Balance, June 30, 2020	225	40,207,398	$112	$319,487	$(294,162)	$(48)	$25,389

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

On March 30, 2020, we entered into an at market issuance sales agreement with respect to an at-the-market offering program, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $6.0 million through B. Riley FBR, Inc, as sales agent.  The issuance and sale, if any, of our common stock under the agreement will be made pursuant to our effective “shelf” registration statement on Form S-3. No sales were made to date under this agreement. We have deferred $0.1 million of legal expenses and other costs related to the offering which are included in other current assets in our consolidated balance sheets as of June 30, 2020.

Share-based compensation by type of award follows (in thousands).

	Three Months Ended
	June 30, 2020	March 31, 2020
Common stock, vested at issuance and nonvested at issuance	$95	$105
Stock options	99	85
Restricted stock units	122	122
Compensation expense related to common stock awards issued under equity incentive plan	$316	$312

In the three months ended March 31, 2020, we issued 17,534 shares of common stock, vested at issuance, to a consultant at a grant date fair value of $1.11 per share and recognized $0.1 million of expense for shares of common stock vesting during the period.

In the three months ended June 30, 2020, under the equity incentive plan, we issued 16,500 shares of common stock, vested at June 30, 2020, at a grant date fair value or $1.16 per shares and (ii) recognized $0.1 million of expense for shares of common stock vesting during the period.  As of June 30, 2020, there was no shares of nonvested common stock outstanding.  In the three months ended June 30, 2020, we issued 31,304 shares of common stock to a vendor, vested at June 30, 2020, at a grant date fair value or $1.14 per share.

Stock option activity for the six months ended June 30, 2020, follows.

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2019	996,009	$3.23		8.1
Granted	653,004	1.22	$0.73	10.0
Forfeited	(125,173)	4.74		7.2
Outstanding at March 31, 2020	1,523,840	2.24		8.8
Forfeited	(77,357)	4.28		7.2
Outstanding at June 30, 2020	1,446,483	$2.13		8.6

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Stock options granted in the three months ended March 31, 2020, each vest and become exercisable in annual installments ending four years from the date of grant and were valued using methods and assumptions comparable to those for our 2019 stock option grants.

Restricted stock unit (RSU) activity for the six months ended June 30, 2020, follows.

	RSU Shares Issued to Employees and Directors	Unrecognized Stock Compensation (in thousands)	Weighted Average Expense Period (Years)
Nonvested at December 31, 2019	1,148,062	$377	1.4
Cancelled	(625,000)	-
Forfeited (1)	(175,000)	(142)
Expensed (2)	-	(122)
Nonvested at March 31, 2020	348,062	113	1.2
Granted to Directors (3)	477,018	426
Forfeited	(30,000)	(24)
Vested (4)	(115,904)	-
Expensed	-	(122)
Nonvested at June 30, 2020 (5)(6)	679,176	$393	0.8

(1)	In the three months ended March 31, 2020, we reversed $0.1 million of expense recognized prior to January 1, 2020 on forfeited RSU shares.
(2)	We expensed $0.1 million related to recognition of the unrecognized compensation associated with the cancelled RSU shares.
(3)
The shares of common stock subject to the RSUs were vested when granted or vest within one year of grant, and issuance of shares thereunder is deferred to the date the holder is no longer providing service to RiceBran Technologies.

(4)	Represents shares of common stock subject to RSUs which were vested when granted.
(5)
RSUs for a total of 361,114 shares of common stock vest in June 2021, and issuance of shares of common stock subject to each of those RSUs is deferred to the date the holder is no longer providing service to RiceBran Technologies.

(6)
A total of 318,062 shares of common stock subject to the RSUs vest based upon a vesting price equal to the volume weighted average trading price of our common stock over sixty-five consecutive trading days.  Subject to a minimum service period, as described in the next sentence, the RSU shares vest as to (i) 31,806 shares on the date the vesting price equals or exceeds $5.00 per share (ii) 95,419 shares the date the vesting price equals or exceeds $10.00 per share and (iii) 190,837 shares the date the vesting price equals or exceeds $15.00 per share.  Vesting on the RSU shares occurs the later of the one-year anniversary of the grant and the date the shares reach the vesting price indicated in the preceding sentence.  The RSUs expire on the fifth anniversary of each grant at dates ranging through August 2024.

Warrant activity for the six months ended June 30, 2020, follows.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2019	7,532,280	$1.32	1.9
Expired	(265,000)	5.25	-
Outstanding, March 31, 2020	7,267,280	1.18	1.7
Cash exercised	(12,948)	0.96	-
Cashless exercised (1)	(215,740)	0.96	-
Expired	(392,676)	4.60	-
Outstanding, June 30, 2020 (2)	6,645,916	$0.98	1.7

(1)	In the three months ended June 30, 2020, we issued 54,629 shares of common stock upon the cashless exercise of the warrants.
(2)
Under the terms of certain outstanding warrants, the holders may elect to exercise the warrants under a cashless exercise feature.  As of June 30, 2020, warrant holders may elect to exercise cashless warrants for 3,484,675 shares of common stock at an exercise price of $0.96 per share and 25,000 shares of common stock at an average exercise price of $5.25 per share.  If we register for resale the shares subject to warrants, the holders of some of the warrants may no longer have the right to elect a cashless exercise.  If we fail to maintain a registration statement for the resale of shares under certain other warrants, the shares under those warrants may again become exercisable using a cashless exercise feature.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11. INCOME TAXES

Our tax expense for the three and six months ended June 30, 2020 and 2019, differs from the tax expense computed by applying the U.S. statutory tax rate to net loss from continuing operations before income taxes as no tax benefits were recorded for tax losses generated in the U.S.  As of June 30, 2020, we had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards.  We provided a full valuation allowance against our deferred tax assets as future realization of such assets is not more likely than not to occur.

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

CARES, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds and modifications to the net interest deduction limitations. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment.  Except for the impact of the loan we received under the act, see Note 9, we do not anticipate that the act will have a material impact on our financial position, results of operations or cash flows.

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

Diluted EPS is computed by dividing the net income attributable to RiceBran Technologies common shareholders by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the impact of assumed exercises and conversions is dilutive.  The dilutive effects of outstanding options, warrants, nonvested shares of common stock and nonvested restricted stock units that vest solely on the basis of a service condition are calculated using the treasury stock method.  The dilutive effects of the outstanding preferred stock are calculated using the if-converted method.

Below are reconciliations of the numerators and denominators in the EPS computations.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
NUMERATOR (in thousands):
Basic and diluted - loss from continuing operations	$(3,949)	$(3,659)	$(6,982)	$(6,670)

DENOMINATOR:
Weighted average number of shares of shares of common stock outstanding	40,041,888	33,204,332	40,002,522	31,382,927
Weighted average number of shares of common stock underlying vested restricted stock units	10,275	-	5,138	-
Basic EPS - weighted average number of shares outstanding	40,052,163	33,204,332	40,007,660	31,382,927
Effect of dilutive securities outstanding	-	-	-	-
Diluted EPS - weighted average number of shares outstanding	40,052,163	33,204,332	40,007,660	31,382,927

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

No effects of potentially dilutive securities outstanding during the three and six months ended June 30, 2020 and 2019, were included in the calculation of diluted EPS for the three and six months ended June 30, 2020 and 2019 because to do so would be anti-dilutive as a results of our loss from continuing operations.  Potentially dilutive securities outstanding during the periods included our outstanding convertible preferred stock, options, warrants, nonvested restricted stock units and nonvested stock.  Those potentially dilutive securities, further described in Note 10, could potentially dilute EPS in the future.

NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS

As of June 30, 2020, our outstanding derivative financial instruments consist of commodity futures which trade on a major exchange.  As of June 30, 2020, other current assets include a $0.5 million receivable representing our margin account with a broker.  We are potentially exposed to credit risk under the futures but not for the notional amounts.  We are exposed to credit risk to the extent the open futures are in an asset position.  At June 30, 2020, the fair value of open futures was a negative $48 thousand (recorded in accumulated OCI) and, therefore, we had no credit risk associated with those open derivative financial instruments.

NOTE 14. FAIR VALUE MEASUREMENTS

Derivative financial instruments are carried at fair value, on a recurring basis, in accumulated OCI, and fair value is based on the quoted prices of the financial instruments (Level 1 measurements).  The fair value of cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable, commodities payable and short-term debt approximated their carrying value due to shorter maturities.  As of June 30, 2020, the fair values of our operating lease liabilities was approximately $0.1 million higher than their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements).  As of June 30, 2020, the fair values of our long-term debt and finance lease liabilities approximated their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements).

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

Legal Matters

From time to time we are involved in litigation incidental to the conduct of our business.  These matters may relate to employment and labor claims, patent and intellectual property claims, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations.  When applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. Defense costs are expensed as incurred and are included in professional fees.  While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations, except for a contract dispute settled in July 2020 for $0.2 million. In the three months ended June 30, 2020, we included $0.2 million in cost of goods sold and as of June 30, 2020, included a $0.2 million liability in our consolidated financial statements for this matter.  The liability was net against accounts receivable under a right of offset.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 16. RELATED PARTY TRANSACTIONS

Our director, Ari Gendason, is an employee and senior vice president and chief investment officer of Continental Grain Company (CGC).  As of the date of this filing, CGC owns approximately 26.5% of our outstanding common stock.  We have agreed that in connection with each annual or special meeting of our shareholders at which members of our board of directors are to be elected, or any written consent of our shareholders pursuant to which members of the board of directors are to be elected, CGC shall have the right to designate one nominee to our board of directors.  In March 2019, we issued and sold to CGC 666,667 shares of common stock at a purchase price of $3.00 per share and a prefunded warrant exercisable into 1,003,344 shares of common stock for $2.99 per share, in a private placement.  The prefunded warrant had an exercise price of $0.01 per share and was immediately exercisable; however, we had to obtain approval from our shareholders before CGC could exercise the prefunded warrant to the extent such exercise would result in the holder owning in excess of 19.99% of our common shares outstanding.  CGC exercised the entire prefunded warrant automatically when our shareholders approved the exercise in June 2019.

NOTE 17.  TRANSACTIONS WITH EMPLOYEES

During the six months ended June 30, 2019, and three months ended March 31, 2019, we paid $1.4 million to entities owned by our former employee, Wayne Wilkison.  As of June 30, 2020, and December 31, 2019, no amounts were owed to these entities.

NOTE 18. FAILURE TO COMPLY WITH NASDAQ LISTING REQUIREMENTS

On July 27, 2020, we received a notification letter from The Nasdaq Stock Market LLC (Nasdaq) indicating that we have failed to comply with the minimum bid price requirement of Nasdaq List Rule 5550(a)(2).  Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum bid price of $1.00.  To regain compliance with this listing rule, the closing bid price of our common stock must be at least $1.00 for 10 consecutive business days.  Nasdaq rules allow for a compliance period of 180 calendar days, or until January 25, 2021 in which to regain compliance.  If this appears unlikely as January 25, 2021 approaches, we are committed to taking actions that would enable us to regain compliance, including, if necessary, completing a reverse split of our common stock to increase its share price above the $1.00 minimum bid price.

NOTE 19. SUBSEQUENT EVENTS

On August 11, 2020, RiceBran Technologies and Mr. Brent Rystrom entered into a separation and release agreement which provides that, effective August 14, 2020, Mr. Rystrom resigns as our employee, chief executive officer, and director.  We will retain Mr. Rystrom as a consultant through December 31, 2020, and Mr. Rystrom will receive medical and insurance benefits during this period.

On August 11, 2020, our board of directors appointed Peter G. Bradley to the role of executive chairman effective August 14, 2020.  In this role, Mr. Bradley will oversee our day-to-day operations as well as coordinate a review of strategic alternatives.  Mr. Bradley is a global business leader with more than 23 years of experience as an executive in various food and ingredients businesses.  Most recently, Mr. Bradley has been a principal at Ingredient Insights, a strategic consultant focused on food ingredients and is currently an operating partner at Arbor Investments, a private equity firm that focuses exclusively on acquiring premier companies in the food, beverage and related industries.

On August 11, 2020, our board of directors appointed Brent Rosenthal to serve in the capacity of lead independent director effective August 14, 2020.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from our continuing operations.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenues decreased $0.3 million in the second quarter of 2020 compared to the second quarter of 2019.  The decrease in revenue year over year was due to lower revenues from our RiceBran operations partially offset by an increase in revenue from MGI Grain (MGI).  Revenue for Golden Ridge Rice Mill (Golden Ridge) was also down modestly from a year ago, as higher daily production levels were offset by a slowdown in production at the mill for six weeks in the second quarter as we were not able to acquire sufficient rough rice to mill at an economical price.  By type, animal feed product revenues increased 4%, while food product revenues decreased by 9%. The increase in animal feed products revenue was a shift in product revenue from food to animal feed products at RBT. The decrease in food product revenue reflects the product mix at RBT combined with lower revenues at the Golden Ridge facility.

We experienced a gross loss of $1.2 million in the second quarter of 2020 compared to a gross loss of $0.2 million in the second quarter of 2019.  The increase in gross loss was primarily attributable to negative operating leverage from our RiceBran operations as a result of lower volumes versus a year ago.  Gross losses from Golden Ridge also increased from the same period a year ago due to higher input commodity prices and negative operating leverage from a slowdown in production at the mill for six weeks in the second quarter.

Selling, general and administrative (SG&A) expenses were $2.6 million in the second quarter of 2020, compared to $3.4 million in the second quarter of 2019, a decrease of $0.8 million.  The decline in SG&A expense was primarily related to benefits from initiatives enacted in the first quarter of 2020 to reduce overall SG&A costs.

Other expense increased $0.1 million in the second quarter of 2020 compared to the second quarter of 2019.  This increase was primarily due to higher fees and interest expense related to the increased average outstanding balance of our factoring facility, a new facility entered in to in the fourth quarter of 2019.

Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019

Revenues increased $1.6 million, or 13.1%, in the first half of 2020 compared to the first half of 2019.  The increase in revenue year over year was due to higher revenues from Golden Ridge and MGI, offset by a decline in revenue from our RiceBran operations.  MGI was acquired in April 2019 and, therefore, our revenues included no MGI revenue in the first quarter of 2019.  By type, animal feed product revenues increased by 17%, while food product revenues increased 11% year over year, primarily due to higher sales of finished rice from Golden Ridge, and the additional revenue from MGI for the first three months of 2020. During the first six months of 2020, RBT operations provided higher animal food revenue; however, this was offset by lower revenue from human food products.

We experienced a gross loss of $1.6 million in the first half of 2020, compared to a gross profit of $0.1 million in the first half of 2019.  The decline in gross profit was primarily attributable to higher losses from Golden Ridge due to sub-par milling yields, an unfavorable spread on certain contracts due to higher input commodity prices as a result of delays in fulfillment, and negative operating leverage from a slowdown in production at the mill for six weeks in the second quarter.  Gross profits were also negatively impacted by negative operating leverage from our RiceBran operations in the second quarter.  This decline was offset in part by a higher gross profit contribution from MGI.

SG&A expenses were $5.2 million in the first six months of 2020, compared to $6.8 million in the first six months of 2019, a decrease of $1.6 million.  The decline in SG&A expense was primarily related to the absence of approximately $0.3 million in costs associated with our acquisition of Golden Ridge in the comparable period a year ago, lower legal and outside accounting fees, as well the initial benefits from initiatives to reduce overall SG&A costs.

Other expense increased $0.2 million in the first six months of 2020 compared to the first six months of 2019.  This increase was primarily due to higher fees and interest expense related to the increased average outstanding balance of our factoring facility, a new facility entered in to in the fourth quarter of 2019.

COVID-19 Assessment

The United States is experiencing an outbreak of a novel coronavirus (COVID-19), which has been declared a “pandemic” by the World Health Organization.

Index
The COVID-19 pandemic has become a worldwide health crisis that is adversely affecting the economies and financial markets of many countries, which we expect may adversely affect the demand for our products.   This pandemic also poses the risk that we or our customers, suppliers and other business partners may be disrupted or prevented from conducting business activities for certain periods of time, the durations of which are uncertain.  However, we are not able to estimate the exact magnitude of the impact of such developments on our business.  The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and spread of the outbreak within the markets in which we operate, including the related impact on our customers’ spending, all of which is highly uncertain.

In April 2020, we applied for, and received, a $1.8 million SBA Paycheck Protection Program loan as discussed further in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements.  We anticipate the funds from this loan will enable us to maintain our current workforce during any economic disruptions to our business as a result of the COVID-19 outbreak.

We currently do not expect any of our facilities to be subject to government-mandated closures, and we have informed our customers that at this time we anticipate operating throughout the COVID-19 outbreak. To date, our employees have been reporting to work, either remotely or in-person, without any material changes in attendance or productivity due to the COVID-19 outbreak.

Liquidity and Capital Resources

We used $6.4 million in operating cash during the 2020 first half.  In the first half of 2020 we used operating cash to (i) increase our inventories in anticipation of a seasonal shut down of our Louisiana facilities for part of the second and third quarters, (ii) fund a $0.5 million margin account, carried in other current assets in our consolidated balance sheets, in connection with the commodities hedging program we began in the second quarter of 2020, and (iii) pay down commodities payable $0.6 million with no offset for incoming purchases due to lack of rough rice. We experienced a $1.1 million reduction in accounts receivable associated with the decrease in revenues at the end of the second quarter of 2020. We paid $0.8 million of capital expenditures in the first half of 2020.  We funded our working capital needs in the first half of 2020, primarily with a reduction in our cash reserves and proceeds from the PPP loan.

On March 30, 2020, we entered into an at market issuance sales agreement with respect to an at-the-market offering program, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $6.0 million.  As of the date of this filing, we have not sold any shares of our common stock pursuant to this program. As discussed further in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements, in April 2020, we were approved for a $1.8 million SBA Payroll Protection Program loan (PPP Loan) and in July 2020, we secured a mortgage of up to $2.0 million on our rice mill in Wynne, Arkansas.  Management believes the COVID-19 outbreak has created general market uncertainty which may currently limit the company’s ability to seek external sources of funding for investment initiatives and/or general operations.  However, with these sources of funds, as of the date of this filing, management believes we have sufficient capital reserves and borrowing capacity to maintain our workforce and fund the operations of the business through the remainder of the COVID-19 outbreak and until such time as market conditions normalize.

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

During the quarter ended June 30, 2020, we issued the securities described below without registration under the Securities Act.  Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

In the three months ended June 30, 2020, we issued 54,629 shares of common stock upon cashless exercise of warrants for the purchase of up to 215,740 shares of common stock at an exercise price of $0.96 per share.

In the three months ended June 30, 2020, we issued 12,948 shares of common stock upon the cash exercise of a warrant for the purchase of up to 12,948 shares of common stock at an exercise price of $0.96 per share.

On June 30, 2020, we issued 31,304 shares of common stock to a vendor, vested at June 30, 2020, at a grant date fair value or $1.14 per share.

Index
Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are attached hereto and filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Here-with

3.1	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on June 18, 2020					X
10.1	Promissory Note dated as of April 15, 2020	8-K	001-36245	10.1	April 16, 2020
10.2	Amended and Restated 2014 Equity Incentive Plan (2)	8-K	001-36245	10.2	July 17, 2020
10.3	Form of Award of Deferred and Restricted Stock Units for 2014 Equity Incentive Plan (2)	8-K	001-36245	10.3	July 17, 2020
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS (1)	XBRL Instance Document					X
101.SCH (1)	XBRL Taxonomy Extension Schema Document					X
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF (1)	XBRL Taxonomy Extension Calculation Definition Linkbase Document					X
101.LAB (1)	XBRL Taxonomy Extension Calculation Label Linkbase Document					X
101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Linkbase Document					X

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

Dated: August 12, 2020

/s/ Brent R. Rystrom
Brent R. Rystrom
Director and Chief Executive Officer

/s/ Todd T. Mitchell
Todd T. Mitchell
Chief Financial Officer