Form 10-Q
period 2020-09-30
RiceBran Technologies
filed 2020-11-05
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, shares of the registrant’s common stock outstanding totaled 41,972,594.

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

RiceBran Technologies
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019

Revenues	$5,160	$5,300	$19,393	$17,883
Cost of goods sold	5,955	5,659	21,817	18,143
Gross loss	(795)	(359)	(2,424)	(260)
Selling, general and administrative expenses	1,875	3,835	7,040	10,598
Operating loss	(2,670)	(4,194)	(9,464)	(10,858)
Other income (expense):
Interest income	-	19	19	42
Interest expense	(70)	(9)	(195)	(40)
Other income	-	859	5	865
Other expense	(26)	(1)	(113)	(5)
Total other income (expense), net	(96)	868	(284)	862
Loss before income taxes	(2,766)	(3,326)	(9,748)	(9,996)
Income tax expense	(8)	-	(8)	-
Loss from continuing operations	(2,774)	(3,326)	(9,756)	(9,996)
Loss from discontinued operations	-	-	-	(216)
Net loss	$(2,774)	$(3,326)	$(9,756)	$(10,212)

Basic loss per common share:
Continuing operations	$(0.07)	$(0.10)	$(0.24)	$(0.31)
Discontinued operations	-	-	-	(0.01)
Basic loss per common share	$(0.07)	$(0.10)	$(0.24)	$(0.32)

Diluted loss per common share:
Continuing operations	$(0.07)	$(0.10)	$(0.24)	$(0.31)
Discontinued operations	-	-	-	(0.01)
Diluted loss per common share	$(0.07)	$(0.10)	$(0.24)	$(0.32)

Weighted average number of shares outstanding:
Basic	40,824,281	33,057,010	40,279,866	31,947,087
Diluted	40,824,281	33,057,010	40,279,866	31,947,087

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Comprehensive Loss
Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited) (in thousands)

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019

Net loss	$(2,774)	$(3,326)	$(9,756)	$(10,212)

Derivative financial instruments designated as cash flow hedges:
Gains (losses) arising during the period	43	-	(57)	-
Reclassification of losses realized to cost of goods sold	5	-	57	-
Net other comprehensive income	48	-	-	-

Comprehensive loss	$(2,726)	$(3,326)	$(9,756)	$(10,212)

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Balance Sheets
(Unaudited) (in thousands, except share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,890	$8,444
Accounts receivable, net of allowance for doubtful accounts of $23 and $347	2,446	3,738
Inventories	1,665	898
Other current assets	1,619	691
Total current assets	9,620	13,771
Property and equipment, net	17,289	19,077
Operating lease right-of-use assets	2,527	2,752
Goodwill	3,915	3,915
Intangible assets	777	950
Other long-term assets	-	27
Total assets	$34,128	$40,492

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$845	$833
Commodities payable	554	829
Accrued salary, wages and benefits	879	877
Accrued expenses	439	884
Customer prepayments	-	12
Operating lease liabilities, current portion	334	309
Due under insurance premium finance agreements	327	116
Due under factoring agreement	1,814	1,823
Finance lease liabilities, current portion	89	101
Long-term debt, current portion	575	28
Total current liabilities	5,856	5,812
Operating lease liabilities, less current portion	2,403	2,674
Finance lease liabilities, less current portion	132	190
Long-term debt, less current portion	2,264	73
Total liabilities	10,655	8,749
Commitments and contingencies
Shareholders' equity:
Preferred stock, 20,000,000 shares authorized: Series G, convertible, 3,000 shares authorized, stated value $225,225 shares, issued and outstanding	112	112
Common stock, no par value, 150,000,000 shares authorized, 41,972,594 shares and 40,074,483 shares, issued and outstanding	320,297	318,811
Accumulated deficit	(296,936)	(287,180)
Total shareholders' equity	23,473	31,743
Total liabilities and shareholders' equity	$34,128	$40,492

See Notes to Unaudited Condensed Consolidated Financial Statements

Index
RiceBran Technologies
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2020 and 2019
(Unaudited) (in thousands)

	2020	2019
Cash flow from operating activities:
Net loss	$(9,756)	$(10,212)
Loss from discontinued operations	-	216
Loss from continuing operations	(9,756)	(9,996)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities
Depreciation	1,804	1,332
Amortization	173	39
Stock and share-based compensation	817	925
Loss on disposition of property and equipment	305	-
Loss on involuntary conversion of assets	100	-
Settlement with sellers of Golden Ridge	-	(849)
Other	(18)	166
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	1,360	(215)
Inventories	(767)	388
Accounts payable and accrued expenses	(651)	(271)
Commodities payable	(275)	(1,896)
Other	(320)	(308)
Net cash used in operating activities	(7,228)	(10,685)
Cash flows from investing activities:
Purchases of property and equipment	(1,060)	(3,513)
Proceeds from insurance on involuntary converison	250	-
Proceeds from sale of property	15	-
Acquisition of MGI	-	(3,767)
Net cash used in investing activities - continuing operations	(795)	(7,280)
Net cash used in investing activities - discontinued operations	-	(475)
Cash flows from financing activities:
Payments on factoring agreement	(20,663)	-
Advances on factoring agreement	20,584	-
Advances on insurance premium finance agreements	802	643
Payments on insurance premium finance agreements	(591)	(415)
Advances on debt and finance lease liabilities	2,792	-
Payments on debt and finance lease liabilities	(124)	(331)
Proceeds from issuances of common stock and prefunded warrant, net of issuance costs	657	11,593
Proceeds from common stock warrant exercises	12	1,990
Proceeds from common stock option exercises	-	156
Proceeds from margin loan	-	1,225
Net cash provided by financing activities	3,469	14,861
Net change in cash and cash equivalents and restricted cash	$(4,554)	$(3,579)

Cash and cash equivalents and restricted cash, beginning of period
Cash and cash equivalents	$8,444	$7,044
Restricted cash	-	225
Cash and cash equivalents and restricted cash, beginning of period	8,444	7,269
Cash and cash equivalents and restricted cash, end of period
Cash and cash equivalents	3,890	3,690
Restricted cash	-	-
Cash and cash equivalents and restricted cash, end of period	3,890	3,690
Net change in cash and cash equivalents and restricted cash	$(4,554)	$(3,579)

Supplemental disclosures:
Cash paid for interest	$126	$40
Cash paid for income taxes	$7	$-

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

Derivative Financial Instruments

In May 2020, we began, from time to time, to use derivative financial instruments to manage a portion of our risks related to commodity prices.  We do not use derivative financial instruments for trading or speculative purposes.  Changes in the fair value of derivative financial instruments are recognized either in cost of goods sold or in shareholders’ equity as a component of other comprehensive income (loss) (OCI), depending on whether the derivative financial instrument is undesignated or qualifies for hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Gains and losses on derivatives designated as cash flow hedges, to the extent they are included in the assessment of effectiveness, are recorded in OCI and subsequently reclassified to cost of goods sold to offset the impact of the hedged items when they occur.  In the event it becomes probable the forecasted transaction to which a cash flow hedge relates will not occur, the derivative is terminated and the amount in accumulated OCI is recognized in earnings.  All cash flows related to derivative financial instruments are classified as operating activities in our consolidated statements of cash flows.

NOTE 4. ACQUISITION

On April 4, 2019, we acquired substantially all of the assets comprising the business of MGI Grain Processing, LLC, a Minnesota limited liability company, now conducting business as MGI Grain Incorporated (MGI). The results of MGI’s operations are included in our consolidated financial statements beginning April 4, 2019.  The following table provides unaudited pro forma information for the three months and nine months ended September 30, 2019, as if the MGI acquisition had occurred January 1, 2019.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Revenues (in thousands)	$5,300	$19,083
Loss from continuing operations (in thousands)	$(3,326)	$(9,865)
Loss per share - continuing operations	$(0.10)	$(0.31)
Weighted average number of common shares outstanding - basic and diluted	33,057,010	31,947,087

No adjustments have been made in the pro forma information for synergies that are resulting or planned from the MGI acquisition.  The unaudited proforma information is not indicative of the results that may have been achieved had the companies been combined as of January 1, 2019, or of our future operating results.

NOTE 5. CASH AND CASH EQUIVALENTS

As of September 30, 2020, we have $2.4 million of cash and cash equivalents invested in a money market fund with net assets invested in U.S. Dollar denominated money market securities of domestic and foreign issuers, U.S. Government securities and repurchase agreements.  We consider all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

We have cash on deposit in excess of federally insured limits at a bank.  We do not believe that maintaining substantially all such assets with the bank or investing in a liquid money market fund represent material risks.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6. ACCOUNTS RECEIVABLE AND REVENUES

Amounts billed and due from our customers are classified as accounts receivable on our consolidated balance sheets and require payment on a short-term basis. Invoices are generally issued at the point control transfers and substantially all of our invoices are due within 30 days or less, however certain customers have terms of up to 120 days.  For substantially all of our contracts, control of the ordered product(s) transfers at our location.  Periodically, we require payment prior to the point in time we recognize revenue.  Amounts received from customers prior to revenue recognition on a contract are contract liabilities, are classified as customer prepayments liability on our consolidated balance sheets and are typically applied to an invoice within 30 days of the prepayment.  Revenues in the three and nine months ended September 30, 2020, include less than $0.1 million in revenue unearned as of December 31, 2019.

Our accounts receivable potentially subject us to significant concentrations of credit risk.  Revenues and accounts receivable from significant customers (customers with revenue or accounts receivable in excess of 10% of consolidated totals) are stated below as a percent of consolidated totals.

	Customer
	A	B	C	D
% of revenues, three months ended September 30, 2020	6%	12%	11%	4%
% of revenues, three months ended September 30, 2019	10%	13%	11%	3%

% of revenues, nine months ended September 30, 2020	11%	10%	5%	3%
% of revenues, nine months ended September 30, 2019	14%	11%	10%	1%

% of accounts receivable, as of September 30, 2020	5%	19%	12%	10%
% of accounts receivable, as of December 31, 2019	31%	10%	8%	10%

In all periods presented, less than 10% of our revenues related to shipments to locations outside of the U.S.  The following table presents revenues by product line (in thousands).

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Food	$3,160	$3,573	$13,319	$12,685
Animal nutrition	2,000	1,727	6,074	5,198
Revenues	$5,160	$5,300	$19,393	$17,883

NOTE 7. INVENTORIES

The following table details the components of inventories (in thousands).

	September 30, 2020	December 31, 2019
Finished goods	$1,363	$698
Raw materials	180	90
Packaging	122	110
Inventories	$1,665	$898

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8. LEASES

The components of lease expense and cash flows from leases (in thousands) follow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of use assets, included in cost of goods sold	$21	$19	$62	$50
Interest on lease liabilities	3	5	11	10
Operating lease cost, included in selling, general and administrative expenses:
Fixed leases cost	127	131	388	392
Variable lease cost	41	35	89	99
Short-term lease cost	-	13	3	29
Total lease cost	$192	$203	$553	$580

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3	$5	$11	$10
Operating cash flows from operating leases	$127	$131	$388	$392
Financing cash flows from finance leases	$29	$23	$75	$54

As of September 30, 2020, variable lease payments do not depend on a rate or index.  As of September 30, 2020, property and equipment, net, includes $0.3 million of finance lease right-of-use-assets, with an original cost of $0.4 million.

As of September 30, 2020, we do not believe it is certain that we will exercise any renewal options.  The remaining terms of our leases and the discount rates used in the calculation of the fair value of our leases as of September 30, 2020, follows.

	Operating Leases	Finance Leases
Remaining leases terms (in years)	3.1-12.4	0.3-3.8
Weighted average remaining lease terms (in years)	7.2	2.7
Discount rates	6.3%-9.0%	4.3%-7.3%
Weighted average discount rate	7.6%	5.9%

Maturities of lease liabilities as of September 30, 2020, follows (in thousands).

	Operating Leases	Finance Leases
2020 (three months ended December 31, 2020)	$116	$28
2021	536	91
2022	548	68
2023	528	38
2024	428	11
Thereafter	1,468	-
Total lease payments	3,624	236
Amounts representing interest	(887)	(15)
Present value of lease obligations	$2,737	$221

NOTE 9. DEBT

In the three and nine months ended September 30, 2020, we financed amounts owed for annual insurance premiums under financing agreements.  As of September 30, 2020, amounts due under insurance premium financing agreements are due in monthly installments of principal and interest through January 2021, at interest rates of 4.7% to 5.5% per year.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

In October 2019, we entered into a factoring agreement which provides for a $7.0 million credit facility with a lender.  We may only borrow to the extent we have qualifying accounts receivable as defined in the agreement.  The facility has an initial two-year term and automatically renews for successive annual periods, unless proper termination notice is given.  We paid a $0.2 million facility fee upon inception of the agreement which is amortizing to interest expense on a straight-line basis over two years.  We incur recurring fees under the agreement, including a funding fee of 0.5% above the prime rate, in no event to be less than 5.5%, on any advances and a service fee on average net funds borrowed.  During the three and nine months ended September 30, 2020, outstanding borrowings under the agreement averaged $1.7 million and $1.9 million per day, respectively.  During the three months ended September 30, 2020, we expensed less than $0.1 million of interest and fees under the agreement.  On an annualized basis, fees incurred during the three months ending September 30, 2020 averaged 5.6% (exclusive of deferred cost amortization) and interest averaged 6.0% of the amounts outstanding under the facility. During the nine months ended September 30, 2020, we expensed $0.2 million of interest and fees under the agreement. On an annualized basis, fees incurred during the nine months ending September 30, 2020 averaged 7.9% (exclusive of deferred cost amortization) and interest averaged 6.3% of the amounts outstanding under the facility. Amortization of debt issuance costs in the nine months ended September 30, 2020, was $0.1 million.  The lender has the right to demand repayment of the advances at any time.

Due under factoring agreement consists of the following (in thousands).

	September 30, 2020	December 31, 2019
Borrowings outstanding	$1,912	$1,989
Debt issuance costs, net	(98)	(166)
Due under factoring agreement	$1,814	$1,823

Long-term debt consists of the following (in thousands).

	September 30, 2020	December 31, 2019
Payroll Protection Program note - Dated April 2020. Interest accrues at an annual rate of 1.0%.
Due in monthly installments from November 2020 to April 2022, unless forgiven as described below.	$1,792	$-
Mortgage promissory note - Dated September 2020. Interest accrues at an annual rate which is the greater of 11.0% above the lender's prime rate and 14.3%. Payable in monthly installments through June 2022.	985	-
Debt issuance costs, net - Related to mortgage promissory note dated September 2020	(15)	-
Equipment notes - Initially recorded in November 2018, in the acquisition of Golden Ridge, at the present value of future payments using a discount rate of 4.8% per year, which we determined approximated the market rate for similar debt with similar maturities as of the date of acquisition. Payable in monthly installments. Expire at dates ranging through 2022.	43	62
Equipment note - Dated December 2019. Due in monthly installments through December 2024.
Interest accrues at the effective discount rate of 9.3% per year.	34	39
Total long term debt, net	$2,839	$101

In April 2020, we received $1.8 million on an SBA Payroll Protection Program loan as provided for in the Coronavirus Aid, Relief and Economic Security Act (CARES), enacted into U.S. law in March 2020.  Under certain conditions, the loan and accrued interest are forgivable, specifically, if the loan proceeds were used for eligible purposes, including payroll, benefits, rent and utilities, and maintaining payroll levels.  The amount of loan forgiveness will be reduced if we terminated employees or reduced salaries during the applicable period.  Any portion of the loan that is not forgiven is payable over two years at an interest rate of 1.0%, with a deferral of payments for the first six months.  We believe we have used the proceeds for purposes consistent with the program.  As such, we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of the loan, however, we cannot assure that we will be eligible for forgiveness of the loan, in whole or in part.

In July 2020, we entered into a mortgage agreement with a lender pursuant to a promissory note.  In September 2020, we borrowed $1.0 million on the note and, in October 2020, we borrowed the remaining $1.0 million available on the note.  Interest on this note accrues at an annual rate which is the greater of 11.0% above the lender’s prime rate and 14.3%.  In addition, we will incur a facility fee equal to 1.0% of the amount of each advance under the promissory note.  The principal amount of the note must be repaid in monthly installments ending in June 2022.  The note is secured by certain real property and personal property assets of Golden Ridge Rice Mill, Inc.  As of September 30, 2020, the note bore interest at an annual rate of 14.3%.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10. EQUITY, SHARE-BASED COMPENSATION AND WARRANTS

In June 2020, our shareholders approved, and we filed an amendment to our articles of incorporation, increasing our authorized shares of common stock from 50,000,000 to 150,000,000.

A summary of equity activity follows (in thousands, except share amounts).

	Shares					Accumulated Other
	Preferred Series G	Common	Preferred Stock	Common Stock	Accumulated Deficit	Comprehensive Loss	Equity
Balance, December 31, 2019	225	40,074,483	$112	$318,811	$(287,180)	$-	$31,743
Common stock awards under equity incentive plans	-	17,534	-	312	-	-	312
Net loss	-	-	-	-	(3,033)	-	(3,033)
Balance, March 31, 2020	225	40,092,017	112	319,123	(290,213)	-	29,022
Common stock awards under equity incentive plans	-	16,500	-	316	-	-	316
Common stock issued to vendors	-	31,304	-	36	-	-	36
Exercise of common stock warrants	-	67,577	-	12	-	-	12
Other comprehensive loss	-	-	-	-	-	(48)	(48)
Net loss	-	-	-	-	(3,949)	-	(3,949)
Balance, June 30, 2020	225	40,207,398	112	319,487	(294,162)	(48)	25,389
Common stock awards under equity incentive plans	-	129,404	-	153	-	-	153
Sale of common stock, net of costs	-	1,635,792	-	657	-	-	657
Other comprehensive income	-	-	-	-	-	48	48
Net loss	-	-	-	-	(2,774)	-	(2,774)
Balance, September 30, 2020	225	41,972,594	$112	$320,297	$(296,936)	$-	$23,473

	Shares
	Preferred Series G	Common	Preferred Stock	Common Stock	Accumulated Deficit	Equity
Balance, December 31, 2018	405	29,098,207	$201	$296,739	$(273,229)	$23,711
Sale of common stock and Prefunded Warrant, net of costs	-	3,046,668	-	11,593	-	11,593
Common stock awards under equity incentive plans	-	36,881	-	364	-	364
Exercise of common stock warrants	-	600,000	-	1,980	-	1,980
Conversion of preferred stock into common stock	(180)	170,818	(89)	89	-	-
Exercise of common stock options	-	77,078	-	60	-	60
Other	-	-	-	28	-	28
Net loss	-	-	-	-	(3,227)	(3,227)
Balance, March 31, 2019	225	33,029,652	112	310,853	(276,456)	34,509
Exercise of Prefunded Warrant	-	1,003,344	-	10	-	10
Common stock awards under equity incentive plans	-	134,984	-	219	-	219
Exercise of common stock options	-	78,734	-	87	-	87
Other	-	-	-	32	-	32
Net loss	-	-	-	-	(3,659)	(3,659)
Balance, June 30, 2019	225	34,246,714	112	311,201	(280,115)	31,198
Retirement of unvested shares	-	(830,124)	-	-	-	-
Common stock awards under equity incentive plans	-	22,632	-	282	-	282
Exercise of common stock options	-	10,000	-	9	-	9
Retirement of shares received in settlement with the sellers of Golden Ridge	-	(340,000)	-	(1,027)	-	(1,027)
Net loss	-	-	-	-	(3,326)	(3,326)
Balance, September 30, 2019	225	33,109,222	$112	$310,465	$(283,441)	$27,136

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

On March 30, 2020, we entered into an at market issuance sales agreement with respect to an at-the-market offering program, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $6.0 million through B. Riley FBR, Inc, as sales agent.  The issuances and sales of our common stock under the agreement are made pursuant to our effective “shelf” registration statement on Form S-3.  During the three months ended September 30, 2020, we issued and sold 1,635,792 shares of common stock under the agreement, at an average price of $0.50 per share.  Proceeds from those sales are recorded in equity, net of $0.2 million of stock issuance costs.  Stock issuance costs consisted of $0.1 million of legal, advisor and auditor expenses paid in the three months ended March 31, 2020, and $0.1 million of other costs related to the offering paid in the three months ended September 30, 2020.

Share-based compensation by type of award follows (in thousands).

	Three Months Ended
	Sept. 30, 2020	June 30, 2020	March 31, 2020
Common stock, vested and nonvested at issuance	$78	$95	$105
Stock options	(86)	99	85
Restricted stock units	161	122	122
Compensation expense related to common stock awards issued under equity incentive plan	$153	$316	$312

In the three months ended March 31, 2020, we issued 17,534 shares of common stock, vested at issuance, to a consultant at a grant date fair value of $1.11 per share and recognized $0.1 million of expense for shares of common stock vesting during the period.

In the three months ended June 30, 2020, under the equity incentive plan, we (i) issued 16,500 shares of common stock, vested at June 30, 2020, at a grant date fair value or $1.16 per shares and (ii) recognized $0.1 million of expense for shares of common stock vesting during the period.  In the three months ended June 30, 2020, we issued 31,304 shares of common stock to a vendor, vested at June 30, 2020, at a grant date fair value or $1.14 per share.

In the three months ended September 30 2020, we issued (i) 42,383 shares of common stock, vested at issuance, to a consultant at an average grant date fair value of $0.53 per share, (ii) 32,510 shares of common stock, vested at issuance, to a director for board compensation at an average grant date fair value of $0.45 per share, and (iii) 54,511 shares of common stock, vested at issuance, to our former chief executive officer for employment compensation and severance at an average grant date fair value of $0.76 per share,

As of September 30, 2020, there were no shares of nonvested common stock outstanding.

Stock option activity for the nine months ended September 30, 2020, follows.

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2019	996,009	$3.23		8.1
Granted	653,004	1.22	$0.73	10.0
Forfeited	(125,173)	4.74		7.2
Outstanding at March 31, 2020	1,523,840	2.24		8.8
Forfeited	(77,357)	4.28		7.2
Outstanding at June 30, 2020	1,446,483	$2.13		8.6
Forfeited	(654,334)	1.97		8.8
Outstanding at September 30, 2020	792,149	$2.27		8.1

Stock options granted in the three months ended March 31, 2020, each vest and become exercisable in annual installments ending four years from the date of grant and were valued using methods and assumptions comparable to those for our 2019 stock option grants.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Restricted stock unit (RSU) activity for the nine months ended September 30, 2020, follows.

	RSU Shares Issued to Employees and Directors	Unrecognized Stock Compensation (in thousands)	Weighted Average Expense Period (Years)
Nonvested at December 31, 2019	1,148,062	$377	1.4
Cancelled	(625,000)	-
Forfeited (1)	(175,000)	(142)
Expensed (2)	-	(122)
Nonvested at March 31, 2020	348,062	113	1.2
Granted to directors (3)	477,018	426
Forfeited (1)	(30,000)	(24)
Vested (4)	(115,904)	-
Expensed	-	(122)
Nonvested at June 30, 2020	679,176	393	0.8
Granted to directors (3)	189,284	87
Granted to consultant (3)	89,286	38
Forfeited (1)	(91,000)	(55)
Vested (4)	(189,284)	-
Expensed	-	(161)
Nonvested at September 30, 2020 (5)(6)	677,462	302	0.5

(1)	We reversed $0.2 million of expense recognized in prior periods on forfeited RSU shares in the amounts indicated in the unrecognized stock compensation column.
(2)	We expensed $0.1 million related to recognition of the unrecognized compensation associated with the cancelled RSU shares in the three months ended March 31, 2020.
(3)
The shares of common stock subject to the RSUs were vested when granted or vest within one year of grant, and issuance of shares thereunder is deferred to the date the holder is no longer providing service to RiceBran Technologies.

(4)	Represents shares of common stock subject to RSUs which were vested when granted.
(5)
RSUs for a total of 450,400 shares of common stock vest in June 2021 and issuance of shares of common stock subject to each of those RSUs is deferred to the date the holder is no longer providing service to RiceBran Technologies.

(6)
A total of 227,062 shares of common stock subject to the RSUs vest based upon a vesting price equal to the volume weighted average trading price of our common stock over sixty-five consecutive trading days.  Subject to a minimum service period, as described in the next sentence, the RSU shares vest as to (i) 22,706 shares on the date the vesting price equals or exceeds $5.00 per share, (ii) 68,119 shares on the date the vesting price equals or exceeds $10.00 per share and (iii) 136,237 shares on the date the vesting price equals or exceeds $15.00 per share.  Vesting on the RSU shares occurs the later of the one-year anniversary of the grant and the date the shares reach the vesting price indicated in the preceding sentence.  The RSUs expire on the fifth anniversary of each grant at dates ranging through August 2024.

Index
RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Warrant activity for the nine months ended September 30, 2020, follows.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, Decembver 31, 2019	7,532,280	$1.32	1.9
Expired	(265,000)	5.25	-
Outstanding, March 31, 2020	7,267,280	1.18	1.7
Cash exercised	(12,948)	0.96	-
Cashless exercised (1)	(215,740)	0.96	-
Expired	(392,676)	4.60	-
Outstanding, June 30, 2020	6,645,916	$0.98	1.7
Outstanding, Septemeber 30, 2020 (2)	6,645,916	$0.98	1.4

(1)	In the three months ended June 30, 2020, we issued 54,629 shares of common stock upon the cashless exercise of the warrants.
(2)
Under the terms of certain outstanding warrants, the holders may elect to exercise the warrants under a cashless exercise feature.  As of September 30, 2020, warrant holders may elect to exercise cashless warrants for 3,484,675 shares of common stock at an exercise price of $0.96 per share and 25,000 shares of common stock at an exercise price of $5.25 per share.  If we register for resale the shares subject to warrants, the holders of some of the warrants may no longer have the right to elect a cashless exercise.  If we fail to maintain a registration statement for the resale of shares under certain other warrants, the shares under those warrants may again become exercisable using a cashless exercise feature.

NOTE 11. INVOLUNTARY CONVERSION OF ASSETS

In September 2020, we wrote down assets, consisting primarily of a building, machinery and equipment, in the amount of $0.9 million and incurred other costs of $0.1 million as a result of hurricane damage that occurred in August 2020. This event damaged our Lake Charles, Louisiana property, and operations at that facility were shut down in September 2020.  We expect insurance recoveries will cover our asset loss to the extent it exceeds our $0.1 million deductible under our insurance policy.  In September 2020, we received an advance on the insurance settlement of $0.3 million and we accrued a receivable for the additional $0.7 million of expected insurance proceeds related to our asset loss.  The resulting $0.1 million net loss on involuntary conversion of assets is included in selling, general and administrative expenses in our consolidated financial statements.   The insurance proceeds receivable is included in other current assets on our consolidated balance sheets.  The final settlement with the insurer on this matter will likely differ from the total proceeds we estimated as of September 30, 2020.  We accrue estimated insurance proceeds receivable when the proceeds are estimable and probable of collection.  Given the nature of recoveries of lost profits under business interruption insurance we have not accrued insurance proceeds receivable for any potential recoveries of lost profits under our insurance policy.

NOTE 12. INCOME TAXES

Our tax expense for the three and nine months ended September 30, 2020 and 2019, differs from the tax expense computed by applying the U.S. statutory tax rate to net loss from continuing operations before income taxes as no tax benefits were recorded for tax losses generated in the U.S.  As of September 30, 2020, we had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards.  We provided a full valuation allowance against our deferred tax assets as future realization of such assets is not more likely than not to occur.

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

Below are reconciliations of the numerators and denominators in the EPS computations.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
NUMERATOR (in thousands):
Basic and diluted - loss from continuing operations	$(2,774)	$(3,326)	$(9,756)	$(9,996)

DENOMINATOR:
Weighted average number of shares of shares of common stock outstanding	40,691,824	33,057,010	40,232,289	31,947,087
Weighted average number of shares of common stock underlying vested restricted stock units	132,457	-	47,577	-
Basic EPS - weighted average number of shares outstanding	40,824,281	33,057,010	40,279,866	31,947,087
Effect of dilutive securities outstanding	-	-	-	-
Diluted EPS - weighted average number of shares outstanding	40,824,281	33,057,010	40,279,866	31,947,087

No effects of potentially dilutive securities outstanding during the three and nine months ended September 30, 2020 and 2019, were included in the calculation of diluted EPS for the three and nine months ended September 30, 2020 and 2019, because to do so would be anti-dilutive as a result of our loss from continuing operations.  Potentially dilutive securities outstanding during the periods included our outstanding convertible preferred stock, options, warrants, nonvested restricted stock units and nonvested stock.  Those potentially dilutive securities, further described in Note 10, could potentially dilute EPS in the future.

NOTE 14. FAIR VALUE MEASUREMENTS

Derivative financial instruments are carried at fair value, on a recurring basis, in accumulated OCI, and fair value is based on the quoted prices of the financial instruments (Level 1 measurements).  The fair value of cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable, commodities payable and short-term debt approximated their carrying value due to shorter maturities.  As of September 30, 2020, the fair value of our operating lease liabilities was approximately $0.2 million higher than their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements).  As of September 30, 2020, the fair values of our long-term debt and finance lease liabilities approximated their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements).

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

Legal Matters

From time to time we are involved in litigation incidental to the conduct of our business.  These matters may relate to employment and labor claims, patent and intellectual property claims, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations.  When applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. Defense costs are expensed as incurred and are included in professional fees.  While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations, except for a contract dispute to be settled between July 2020 and October 2020.   In the three and nine months ended September 30, 2020, we recognized $0.5 million and $0.7 million, respectively, in cost of goods sold related to the resolution of the contract dispute as it relates to contract periods through September 30, 2020.

NOTE 16. RELATED PARTY TRANSACTIONS

Our director, Ari Gendason, is an employee and senior vice president and chief investment officer of Continental Grain Company (CGC).  As of the date of this filing, CGC owns approximately 25.4% of our outstanding common stock.  We have agreed that in connection with each annual or special meeting of our shareholders at which members of our board of directors are to be elected, or any written consent of our shareholders pursuant to which members of the board of directors are to be elected, CGC shall have the right to designate one nominee to our board of directors.  In March 2019, we issued and sold to CGC 666,667 shares of common stock at a purchase price of $3.00 per share and a prefunded warrant exercisable into 1,003,344 shares of common stock for $2.99 per share, in a private placement.  The prefunded warrant had an exercise price of $0.01 per share and was immediately exercisable; however, we had to obtain approval from our shareholders before CGC could exercise the prefunded warrant to the extent such exercise would result in the holder owning in excess of 19.99% of our common shares outstanding.  CGC exercised the entire prefunded warrant automatically when our shareholders approved the exercise in June 2019.

NOTE 17.  TRANSACTIONS WITH EMPLOYEES

During the three months ended March 31, 2019, we paid $1.4 million to entities owned by our former employee, Wayne Wilkison.  As of September 30, 2020, and December 31, 2019, no amounts were owed to these entities.

NOTE 18. FAILURE TO COMPLY WITH NASDAQ LISTING REQUIREMENTS

On July 27, 2020, we received a notification letter from The Nasdaq Stock Market LLC (Nasdaq) indicating that we have failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2).  Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum bid price of $1.00.  To regain compliance with this listing rule, the closing bid price of our common stock must be at least $1.00 for 10 consecutive business days.  We have a period of 180 calendar days from the date of notification, or until January 25, 2021, to regain compliance.  If this appears unlikely as January 25, 2021, approaches, we are committed to taking actions that would enable us to regain compliance, including, if necessary, completing a reverse split of our common stock to increase its share price above the $1.00 minimum bid price.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from our continuing operations.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenues decreased $0.1 million in the third quarter of 2020 to $5.2 million compared to $5.3 million in the third quarter of 2019.  The decrease in revenue year-over-year was due to lower revenues at our Golden Ridge Rice Mill (Golden Ridge) operations, which ran well below capacity for most of the third quarter as we were not able to acquire sufficient rough rice to mill at an economical price.  Lower revenues from Golden Ridge was partially offset by increases in revenue from both our MGI Grain (MGI) and our RiceBran (RBT) businesses.

We experienced a gross loss of $0.8 million in the third quarter of 2020 compared to a gross loss of $0.4 million in the third quarter of 2019.  The increase in gross loss was primarily attributable to Golden Ridge due to higher input commodity prices, $0.5 million in expenses related to the resolution of contract disputes, and the impact of higher downtime during the quarter compared to the same period a year ago. Gross losses were also impacted by negative operating leverage from a shift in product mix versus a year ago.

Selling, general and administrative (SG&A) expenses were $1.9 million in the third quarter of 2020, compared to $3.9 million in the third quarter of 2019, a decrease of $2.0 million.  The decline in SG&A expense was primarily related to initiatives to reduce overall SG&A costs, which we began enacting in the first quarter of 2020. SG&A was impacted favorably by the reversal of approximately $0.1 million in previously recognized stock compensation when unvested awards were forfeited, offset by a $0.1 million loss due to hurricane damage to a facility in Louisiana in 2020.

Other net was $0.1 million in the third quarter of 2020 compared to other income, net, of $0.9 million in 2019.  In the 2020 period, we incurred higher fees and interest expense related to the increased average outstanding balance of our factoring facility, a new facility entered into in the fourth quarter of 2019, and on our long-term debt borrowings under agreements entered into in 2020, described further in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements. The 2019 period included $0.8 million gain from a settlement with the sellers of Golden Ridge which was of a nonrecurring nature.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenues increased $1.5 million, or 8.4%, in the first nine months of 2020 compared to the first nine months of 2019.  The increase in revenue year over year was due to higher revenues from MGI and Golden Ridge, offset by a decline in revenue from our RBT operations.   MGI was acquired in April 2019 and, therefore, our revenues included no MGI revenue in the first quarter of 2019.

We experienced a gross loss of $2.4 million in the first nine months of 2020, compared to a gross loss of $0.3 million in the first nine months of 2019.  The decline in gross profit was primarily attributable to higher losses from Golden Ridge due to sub-par milling yields, higher input commodity prices, $0.7 million in expenses related to the resolution of contract disputes, and negative operating leverage from higher downtime in the second and third quarters.  Gross profits were also negatively impacted by negative operating leverage from our RBT operations, offset in part by a higher gross profit contribution from MGI.

SG&A expenses were $7.0 million in the first nine months of 2020, compared to $10.6 million in the first nine months of 2019, a decrease of $3.6 million.  The decline in SG&A expenses was primarily related to initiatives to reduce overall SG&A costs, which we began enacting in the first quarter of 2020, as well as the absence of approximately $0.3 million in costs associated with our acquisition of Golden Ridge, and lower legal and outside accounting fees. These reductions were offset by a $0.1 million loss due to hurricane damage to a facility in in Louisiana and a $0.3 million loss on disposition of assets in 2020.

Other net was $0.3 million in the first nine months of 2020 compared to other income, net, of $0.9 million in the first nine months of 2019.  In the 2020 period, we incurred higher fees and interest expense related to the increased average outstanding balance of our factoring facility, a new facility entered in to in the fourth quarter of 2019, and on our long-term debt borrowings under agreements entered into in 2020.  The 2019 period included $0.8 million gain from a settlement with the sellers of Golden Ridge which was of a nonrecurring nature.

Index
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

In April 2020, we applied for, and received, a $1.8 million SBA Paycheck Protection Program loan as discussed further in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements.  We believe the funds from this loan have enabled us to maintain our current workforce in light of potential economic disruptions to our business resulting from the COVID-19 outbreak.

We currently do not expect any of our facilities to be subject to government-mandated closures, and we have informed our customers that, at this time, we anticipate operating throughout the COVID-19 outbreak.  The COVID-19 outbreak has not yet caused any material disruption in the supply of raw materials used in our products or in the distribution of our products, and to date, our employees have been reporting to work, either remotely or in-person without any material changes in attendance or productivity due to the COVID-19 outbreak. However, we cannot ensure that the COVID-19 outbreak will not cause disruptions to our business in the future.

Liquidity, Going Concern and Capital Resources

On March 30, 2020, we entered into an at market issuance sales agreement with respect to an at-the-market offering program, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $6.0 million.  As further discussed in Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements, we received net proceeds of $0.7 million under the agreement.  As discussed further in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements, in April 2020, we were approved for a $1.8 million SBA Payroll Protection Program loan (PPP Loan) and in July 2020, we secured a mortgage of up to $2.0 million on our rice mill in Wynne, Arkansas.  We received $1.0 million of proceeds under the mortgage in September 2020 and an additional $1.0 million in October 2020.

We used $7.3 million in operating cash during the first nine months of 2020.  We used operating cash to increase our inventories by $0.8 million in anticipation of early October product shipments.  We experienced a $1.4 million reduction in accounts receivable in the first nine months of 2020 associated with the decrease in revenues at the end of the third quarter of 2020.  We paid $1.1 million of capital expenditures in the first nine months of 2020.  We expect to fund the rebuilding of our building in Louisiana with proceeds from insurance.  We funded our working capital needs in the nine months ended September 30, 2020 primarily with funds received from the sale of receivables under our factoring agreement, supplemented by proceeds from the PPP loan, mortgage note and stock offering.

Management believes that despite the multi-year history of operating losses and negative operating cash flows from our continuing operations, there is no substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. The factors that alleviated this doubt include cash and cash equivalents of $3.9 million as of September 30, 2020, the resumption of operations and the end of payments to settle prior contract disputes at our Golden Ridge facility, positive revenue and margin trends for our RiceBran and MGI operations, a nearly 50% year-over-year reduction in corporate expenses, and the ability to seek addition capital through asset-backed borrowing arrangements and/or asset dispositions.

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

On March 30, 2020, we entered into an at market issuance sales agreement with respect to an at-the-market offering program, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $6.0 million through B. Riley FBR, Inc, as sales agent.  The issuances and sales of our common stock under the agreement are made pursuant to our effective “shelf” registration statement on Form S-3.  During the three months ended September 30, 2020, we issued and sold 1,635,792 shares of common stock under the agreement, at an average price of $0.50 per share, for total proceeds of $818,929.  During the quarter ended September 30, 2020, we paid the sales agent a 5% commission totaling $40,946 and $213 of SEC and other fees.  In prior quarters we paid $120,767 for legal and other fees associated with the offering, including $50,000 reimbursed the sales agent for its legal fees.  The net proceeds from this offering, after deducting the sales agent’s commissions and other offering expenses, were used for general and administrative expenses and other general corporate purposes.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are attached hereto and filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Here-with

3.1	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on June 18, 2020	10-Q	001-36245	3.1	August 12, 2020
10.1	Mortgage Agreement and Amendment for Purchase and Sale with Republic Business Credit, LLC	8-K	001-36245	10.1	July 17, 2020
10.4 (2)	Severance Agreement with Brent R. Rystrom					X
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS (1)	XBRL Instance Document					X
101.SCH (1)	XBRL Taxonomy Extension Schema Document					X
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF (1)	XBRL Taxonomy Extension Calculation Definition Linkbase Document					X
101.LAB (1)	XBRL Taxonomy Extension Calculation Label Linkbase Document					X
101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Linkbase Document					X

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

Dated: November 5, 2020

/s/ Peter G. Bradley
Peter G. Bradley
Executive Chairman

/s/ Todd T. Mitchell
Todd T. Mitchell
Chief Financial Officer