Form 10-K
period 2020-12-31
RiceBran Technologies
filed 2021-02-25
CIK 1063537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). YES ☐ NO ☒

As of June 30, 2020, the aggregate market value of our common stock held by non-affiliates was approximately $23.4 million calculated by using the closing price of the common stock on such date on NASDAQ Capital Market of $0.83 per share.

As of February 25, 2021, there were 45,238,087 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for its annual meeting of shareholders, which Definitive Proxy Statement will be filed with the Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Overview

Our Company

We are a specialty ingredient company that utilizes proprietary stabilization and separation technologies, supported by specialty milling processes, to deliver critical nutritional and functional ingredients derived from ancient grains for the food, nutraceutical, pet care and animal feed categories. We are focused on milling rice and other small grains and producing, processing and marketing value-added healthy, natural and nutrient dense products derived from these grains. Notably, we are a market leader in North America in converting raw rice bran into stabilized rice bran (SRB) and high value derivative products including:

●	RiBalance, a complete rice bran nutritional package derived from further processing of SRB;

●	RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of RiBalance;

●	RiFiber, a protein and fiber rich insoluble derivative of RiBalance; and

●	our family of ProRyza products, which includes derivatives composed of protein and protein/fiber blends.

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

We incorporated under the laws of the State of California in 2000. From July 2003 until October 2012, our corporate name was “NutraCea.” In October 2012, we changed our name to RiceBran Technologies. In 2018, we moved our corporate headquarters to The Woodlands, Texas. Over the past several years, we have acquired and divested of certain investments:

●

2019 – Acquired MGI Grain Processing, LLC., an East Grand Forks, Minnesota based company now operating as MGI Grain, Incorporated (MGI) which operates a grain mill and processing facility in East Grand Forks, Minnesota,

●	2018 – Acquired Golden Ridge Rice Mills, LLC, a Wynne, Arkansas based company now operating as Golden Ridge Rice Mills, Inc. (Golden Ridge) which operates a rice mill in Wynne, Arkansas,

●

2017 – Divested of our majority interest in Nutra S.A. LLC (Nutra SA). Nutra SA’s only operating subsidiary was Industria Riograndens De Oleos Vegetais Ltda. (Irgovel), which operates a rice bran oil refining plant in Pelotas, Brazil.

●

2017 – Divested of Healthy Natural, Inc. (HN), which had a formulating, blending and co-packaging facility in Irving, Texas, that manufactured blended and/or packaged functional food products for the nutrition and functional food markets.

We currently source SRB at four locations: two leased raw rice bran stabilization facilities located within supplier-owned rice mills in Arbuckle and West Sacramento, California, one company-owned rice bran stabilization facility in Mermentau, Louisiana, and our company-owned rice mill, Golden Ridge, in Wynne, Arkansas. “Stage II” refers to the products produced using proprietary processing equipment and technology for further processing of SRB into finished products. We produce our Stage II products at our Dillon, Montana facility, including: RiSolubles, RiFiber, RiBalance, and our ProRyza family of products.

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

Barley and Oats Mill

On April 4, 2019, we acquired MGI Grain Processing, LLC’s grain milling and processing facility in East Grand Forks, Minnesota which specializes in processing barley and oats, and provides mustard toll milling services. MGI provides us with a milling presence in a key production region in the U.S. and a complimentary portfolio of barley and oat ingredients, as well as other ancient grains. This creates synergy with our rice and rice bran products as they are purchased by substantially the same buyers as our rice products. MGI’s facility is an American Institute of Baking (AIB) certified barley pearling facility, Hazard Analysis Critical Control Point (HACCP) and SQF certified.

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

Animal Nutrition

Our SRB is marketed as a feed ingredient in the United States and international animal nutrition markets, and we will continue to pursue sales opportunities with attractive margins in those markets. SRB is currently used as an equine feed ingredient as it has been shown to provide health benefits for show and performance horses. We believe that there are also numerous market opportunities for utilizing SRB in the production of food for companion animals. We have multiple engagements with customers in the companion animal market, and we are aggressively pursuing other opportunities.

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

After storage and drying, paddy rice is cleaned of foreign material (scalping, de-stoning and aspiration) before it enters the first stage of milling, or paddy husking. In the paddy husker, the hull is removed from rough rice by differential speed rubber rollers. Loosened hulls are carried off by aspiration. After husking, a paddy separator uses a reciprocating motion to separate normal brown rice kernels (caryopsis) from unhusked kernels which are returned to the paddy husker.

Once husked, the outer brown layers of bran are removed from the inner white starch endosperm by an abrasive or frictional milling process which produces a milled, white rice kernel. After milling, white rice is typically sorted by size to remove broken pieces of rice kernels from whole kernels, as well as color sorting to remove discolored kernels. Further processing may be required (per customer specifications) to polish the white rice to a smooth surface.

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

Our Technologies

Our Proprietary Rice Bran Stabilization Technology

Our stabilization process uses proprietary processes to create a combination of temperature, pressure and other conditions necessary to thoroughly deactivate enzymes without significantly damaging the structure or nutrient content of the raw rice bran. This means that higher value compounds in bran, such as oils, proteins and phytonutrients are left undamaged and are available for utilization. Our process does not use chemicals to stabilize raw rice bran.

We install our stabilizers in close proximity to a rice mill so that freshly milled raw rice bran can be delivered quickly. Process logic controllers maintain exact process conditions within the prescribed pressure/temperature regime. In case of power failure or interruption of the flow of fresh bran into the system, the electronic control system is designed to purge the equipment of materials in process and resume production only after proper operating conditions are re-established.

Once stabilized, SRB leaving our system is then discharged onto cooling units specifically designed to control air pressure and humidity. Once cooled, SRB can be loaded into bulk hopper trucks for large volume customers or sent by pneumatic conveyor to a bagging unit for packaging into various size bags or 2,000-pound sacks.

Each of our stabilizers can process approximately 2,000 pounds of bran per hour and has a capacity of over 7,200 tons per year. Stabilization production capacity can be doubled, tripled or further multiplied by installing additional units sharing a common conveyor and stage system. We have also developed and tested a smaller production unit, with a maximum production capacity of 600 pounds per hour, for installation in locations where rice mills are substantially smaller than those in the United States.

Additional proprietary processes involve enzyme treatment of SRB to produce fractions enriched in one or more macronutrients, including proteins, fibers, lipids and micronutrients such as vitamins, minerals and phytosterols, among others. In these processes, SRB is put into an aqueous slurry, where it is treated with one or more enzymes, centrifugally separated and the fractions are dried on drum driers, spray driers or other drying systems.

SRB Attributes

Rice bran is free of all major allergens and is a valuable source of protein with a balanced amino acid profile for food ingredient products and is rich in healthy oil, vitamins, antioxidants, dietary fiber and other nutrients. The approximate composition and caloric content of our SRB is as follows:

Fat (oil)	18	-	23%
Protein	12	-	16%
Total Dietary Fiber	20	-	30%
Moisture	4	-	8%
Ash	6	-	14%
Calories	3.2 kcal/gram

Because SRB contains approximately 18-23% oil, it has a favorable fatty acid composition and excellent heat stability which makes it an attractive ingredient for a wide variety of applications.

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

Our Growth Strategy

We are pursuing a simple growth strategy based on a few key initiatives to grow our markets and business, improving our financial condition, and maximizing shareholder value. The following points summarize our growth strategy:

1.	Product Line Expansion:

●

Continued Expansion of SRB Derivatives – Ri-Solubles; in both conventional and organic forms, is the premium product in the portfolio with upside potential, and we are focused on expanding production and sales. Ri-Fiber is an excellent source of dietary fiber that can provide organoleptic improvements in a range of supplement products, and potentially an excellent feedstock for further processing to isolate nutritional and functional components. Both products are produced at our Dillion, MT manufacturing facility which offers room for expansion.

●

New Stabilized Rice Bran (SRB) Formats – We expect to launch ready-to-eat (RTE) variants of SRB eliminating the need for further heat processing prior to consumer consumption. SRB can be used as an excipient and flow agent in tablets, capsules, and nutritional powders. We believe RTE SRB will provide access to new applications for SRB particularly in the supplement category as it will allow for the replacement of chemically derived ingredients enabling natural and non-GMO claims to be made on finished consumer products.

●

Value-Added Blending Capabilities – We hope to enhance the values of our core products by adding the capability to combine them with other ingredients in order to deliver improved nutrition, functionality, and organoleptic properties. Other ingredient components will be sourced from both domestic and international supply partners and likely to include plant-based protein and carbohydrates. Combinations of rice ingredients and other grains from MGI will also be pursued.

2.

Further Organic Expansion: While we currently have several organic product lines, notably rice bran derivatives and certain milled products, and we believe there is a significant opportunity to further expand our organic product offering. We expect to achieve this through in-house production and product sourcing from manufacturing and supply partners. In particular, we are reviewing the opportunity to convert Golden Ridge rice mill such that it can mill organic rice and produce organic SRB. We believe we have much of the infrastructure in place to achieve this conversion, as such our focus is on securing organic paddy rice supply.

3.

Sales Initiative Expansion: We have restructured and established two business groups each headed by a senior sales executive who will be responsible for the commercial strategy and execution of the business group across all product lines.

●

Supplement and Wellness Business Group – This group will build on the existing business in this category by expanding market penetration, introducing new products and blending capabilities, and developing partnerships with third-party developers and manufacturers to be able to deliver near-finished solutions to supplement brands and manufacturers.

●

Food and Animal Feed Business Group – The key focus of this group is to expand the current business in processed food[s], pet care and equine feeds, including developing the optimum go-to-market structure for these categories. In the fourth quarter of 2020, we recruited a senior commercial executive to lead this initiative.

4.

Supply Chain Expansion: Partnership with key rice mills in California and Louisiana will remain a cornerstone of our stabilized rice bran manufacturing strategy. We remain committed to expanding these partnerships by driving incremental volume, efficiency improvements, and expanding the core product opportunity. We will seek to implement long-term supply agreements with our suppliers with the objective of driving profit growth for both ourselves and our partners. We may also pursue partnerships with international producers, particularly in Asia. This could create opportunities for accessing new products based on new rice varieties and differentiated process technologies these partners possess.

5.

Increased Operating Efficiencies: We are focused on improving our operational efficiencies while driving cost and expense reductions. We significantly reduced our corporate overhead in 2020 through planned reductions in headcount, lessening our reliance on outside consultants, and driving down administrative, audit, and legal expenses. We hope to further improve the economics of our business by driving greater volumes through our existing facilities.

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

Our Customers

We use internal sales staff, outside independent sales representatives and third-party distributors to market our portfolio of products to customers domestically and internationally. In 2020 and 2019, three customers accounted for 26% and 36% of our revenues, respectively. We continue to focus efforts on diversification of our customer base to mitigate the concentration of customers.

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

The FDA Food Safety Modernization Act (FSMA), enacted January 4, 2011, amended the FDCA to significantly enhance the FDA’s authority over various aspects of food regulation. The FSMA granted the FDA mandatory recall authority when the FDA determines there is a reasonable probability that a food is adulterated or misbranded and that the use of, or exposure to, the food will cause serious adverse health consequences or death to humans or animals. One of the more significant changes under FSMA is the requirement of hazard analysis and risk-based preventive controls (HARPC) for all human and animal food processing facilities. We are committed to FSMA compliance and are SQF certified at all our facilities.

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

Our Competition

There are a number of companies that have invested significant resources to develop technologies for stabilizing and processing rice bran and who market rice bran products into multiple markets around the world. We believe that we have proprietary technologies and processes for stabilizing rice bran and, as such, have developed significant brand recognition in the animal feed and food ingredient product sectors both domestically and internationally. Together with our decades of application technology know-how and proprietary processing methods, we believe that we have a competitive advantage over other suppliers with respect to producing SRB.

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

Our Employees

As of December 31, 2020, we had 99 employees. From year to year, we experience normal variable labor fluctuation at our production facilities. We believe that we have positive relationships with our employees. None of our employees are covered by collective bargaining agreements.

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

Our net cash used in operating activities of continuing operations was $7.9 million in 2020 and $13.5 million in 2019. We may not be able to achieve revenue growth, profitability or positive cash flow, on either a quarterly or annual basis, and that profitability, if achieved, may not be sustained. If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives such as pursuing dissolution and liquidation, seeking to merge with another company, selling all or substantially all of our assets or raising additional capital through equity or debt financings.

We have generated significant losses since our inception in 2000, and losses in the future could cause the trading price of our stock to decline or have a material adverse effect on our financial condition, cash flow, and ability to pay our debts as they become due.

Since we began operations in 2000, we have incurred an accumulated deficit in excess of $298.9 million. We may not be able to achieve or maintain profitable operations if achieved. If our losses continue, our liquidity may continue to be severely impaired, our stock price may fall and our shareholders may lose all or a significant portion of their investment. If we are not able to attain profitability in the near future our financial condition could deteriorate further which could have a material adverse impact on our business and prospects and result in a significant or complete loss of shareholder investment. Further, we may be unable to pay our debt obligations as they become due, which include obligations to secured creditors.

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

We entered into a factoring agreement in October 2019. The factoring agreement provides for a $7.0 million credit facility which we may draw upon to the extent we have qualifying accounts receivable as defined in the agreement. The lender has the right to demand repayment of advances under the facility at any time, and amounts owed under the agreement are secured by our personal property assets. If the lender demands repayment and we fail to make such repayment, or if we cause or permit any other event of default as defined in the agreement or fail to comply with covenants set forth in the agreement (including restrictions on incurring other debt under unsecured loans), we would be subject to additional expenses or possible foreclosure on our assets that secure our obligations under the agreement. Such results could have a material adverse effect on our operations and financial condition.

We received $1.8 million on an SBA Payroll Protection Program loan in April 2020 as provided for in the Coronavirus Aid, Relief and Economic Security Act (CARES), enacted into U.S. law in March 2020. The loan and accrued interest were to be forgivable, provided that the loan proceeds were used for eligible purposes. The loan and related accrued interest were completely forgiven in January 2021.

We entered into a mortgage agreement with a lender pursuant to a promissory note in July 2020. We borrowed $2.0 million available on the note. The principal amount of the note must be repaid in monthly installments ending in June 2022. The note is secured by certain real property and personal property assets of Golden Ridge Rice Mills, Inc. If we fail to make repayment, we would be subject to additional expenses or possible foreclosure on the assets that secure our obligations under the agreement. Such results could have a material adverse effect on our operations and financial condition.

In 2018, we identified material weaknesses in our internal control over financial reporting, and if we are unable to maintain effective internal control over financial reporting, investors could lose confidence in our consolidated financial statements and our Company, which could have a material adverse effect on our business and our stock price.

In the course of preparing the financial statements for the fiscal year ended December 31, 2018, our management determined that we had material weaknesses in our internal control over financial reporting, which related to our accounting for significant and complex acquisitions and equity transactions. We have concluded that these material weaknesses in our internal control over financial reporting were primarily due to the relocation from Arizona to Texas in 2018 which reduced our accounting personnel who had the appropriate level of experience and technical expertise to oversee the accounting and financial reporting requirements related to significant and complex acquisitions and equity transactions. As a result of these material weaknesses, in 2019, we initiated and implemented several remediation measures including, but not limited to: hiring a CPA licensed Chief Accounting Officer, engaging third parties to (i) assist us in complying with the accounting and financial reporting requirements related to significant and complex acquisitions and equity transactions; and (ii) assist us with formalizing our business processes, accounting policies and internal control documentation, strengthening supervisory reviews by our management, and evaluating the effectiveness of our internal controls in accordance with the framework established by Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. As of December 31, 2019, we concluded that the material weaknesses in our internal control over financial reporting were remediated. If we fail to maintain effective internal controls in the future, this could result in a material misstatement of our consolidated financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial information or cause the trading price of our common stock to decline.

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

In 2020, three customers accounted for 26% of revenues and the top ten customers accounted for 51% of revenues from continuing operations. As of December 31, 2020, the customers with the highest ten balances accounted for 64% of accounts receivable.

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

The majority of the products that we have sold through December 31, 2020, have been based on SRB. A decline in the market demand for our SRB or the products of other companies utilizing our SRB products would have a significant adverse impact on us. Since the acquisition of Golden Ridge, we have also incorporated the sale of rice to our products sold towards the end of 2018. A decline in the market demand for finished rice or the by-products of rice milling could have a significant adverse impact on us.

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

If economic or weather conditions, for example drought conditions in California or flooding in Arkansas and Louisiana, adversely affect the amount of rice planted or harvested, the cost of rice bran products that we use may increase. Drought or excessive moisture can have similar impacts on the timing and number of acres planted to barley and oats in Minnesota, North Dakota, and Manitoba as well. We are not always able to immediately pass cost increases to our customers. Therefore, cost increases could have an adverse effect on our results of operations.

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

The recent global outbreak of the novel coronavirus (COVID-19) could harm our business and results of operations.

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. During the second and third quarters of 2020, we observed a surge in demand for non-perishable food products such as rice due to pantry stocking in response to the COVID-19 pandemic, which made it difficult for us to economically source raw materials. This dynamic has subsequently stabilized, but current and future port closures and other restrictions resulting from the COVID-19 pandemic may further restrict global supply, renewing pressure on the price of raw materials used in our products to increase. Additionally, damage or disruption to the capabilities of our suppliers may also impair our ability to manufacture and/or sell our products. Because we cannot predict the impact that the COVID-19 pandemic, including the spread of the virus, the severity of the disease, the duration of the outbreak, and actions that governmental authorities may take, it is hard for us to quantify this exposure.

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

We are dependent on key employees.

Our success depends upon the efforts of our top management team and certain other key employees, including the efforts of our executive chairman, chief financial officer, and the other members of the senior leadership team. Although we have written employment agreements with these employees, such individuals could die, become disabled, retire, or resign. In addition, our success is dependent upon our ability to attract and retain key management persons for positions relating to the marketing and distribution of our products. We may not be able to recruit and employ such executives at times and on terms acceptable to us. Also, volatility, lack of positive performance in our stock price and changes in our overall compensation program, including our equity incentive program, may adversely affect our ability to retain such key employees.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of the common stock may continue to fluctuate in response to a number of factors, including:

●	fluctuations in our quarterly or annual operating results;
●	fluctuations in the cost of raw rice bran;
●	developments in our relationships with customers and suppliers;
●	our ability to obtain financing;
●	announcements of new products or product enhancements by us or our competitors;
●	announcements of technological innovations or new systems or enhancements used by us or our competitors;
●	the loss of services of one or more of our executive officers or other key employees;
●	developments in our or our competitors’ intellectual property rights;
●	adverse effects to our operating results due to the impairment of goodwill;
●	failure to meet the expectation of securities analysts or the public;
●	general economic and market conditions;
●	our ability to expand our operations, domestically and internationally;
●	the amount and timing of expenditures related to any expansion;
●	litigation involving us, our industry or both;

●	actual or anticipated changes in expectations by investors or analysts regarding our performance; and
●	price and volume fluctuations in the overall stock market from time to time.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Our stock price is volatile and in prior years we have been the target of shareholder litigation. Any shareholder litigation brought against us in the future could result in substantial costs and divert our management’s attention and resources from our business.

We have significant “equity overhang” which could adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of equity securities.

As of February 25, 2021, 45,238,087 shares of common stock were outstanding, 7,295,442 shares of common stock were issuable upon exercise of our outstanding stock options and warrants, 213,524 shares of common stock were issuable upon conversion of preferred stock and 1,881,803 shares of common stock issuable upon vesting of restricted stock units. The possibility that substantial amounts of our common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. The issuance of the additional shares upon an increase in our authorized shares of common stock would significantly increase the amount of our common stock outstanding and the amount of the equity overhang.

The authorization and issuance of preferred stock may have an adverse effect on the rights of holders of our common stock.

Our Board, without further action or vote by holders of our common stock, has the right to establish the terms, preference, rights and restrictions and issue shares of preferred stock. Any series of preferred stock could be issued with terms, rights, preferences and restrictions that could adversely affect the rights of holders of our common stock and thereby reduce the value of our common stock. The designation and issuance of preferred stock favorable to current management or shareholders could make it more difficult to gain control of our board of directors or remove our current management and may be used to defeat hostile bids for control which might provide shareholders with premiums for their shares. We have designated and issued five series of preferred stock that no longer remain outstanding. In addition, in February 2017, we designated a seventh series of preferred stock, Series G. As of February 25, 2021, 225 shares of Series G preferred stock remain outstanding. We may issue additional series of preferred stock in the future.

If we fail to comply with the continuing listing standards of The NASDAQ Capital Market, our securities could be delisted, which could affect the market price of our common stock and reduce our ability to raise capital.

Our common stock is listed on the NASDAQ Capital Market under the symbol “RIBT”.  For our common stock to continue to be listed on the NASDAQ Capital Market, we must meet the current NASDAQ Capital Market continued listing requirements, including maintaining a minimum of $2.5 million in shareholders’ equity and maintaining a minimum common stock bid price of $1.00 (the “Minimum Bid Price Requirement”).  If we were unable to meet these requirements, including, but not limited to, requirements to obtain shareholder approval of a transaction other than a public offering involving the sale or issuance equal to 20% or more of our common stock at a price that is less than the market value of our common stock, our common stock could be delisted from the NASDAQ Capital Market.

On July 27, 2020, we received a notification letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we failed to comply with the Minimum Bid Price Requirement for a period of 30 consecutive days.  To regain compliance with this listing requirement, the closing bid price of our common stock was required to be at least $1.00 for 10 consecutive business days within 180 calendar days from the date of the notification, or by January 25, 2021 (the “Initial Compliance Date”).  We did not regain compliance with the Minimum Bid Price Requirement by the Initial Compliance Date. We subsequently requested and obtained an extension of time to regain compliance with the Minimum Bid Price Requirement by July 26, 2021.

On February 18, 2021, we received a notice from Nasdaq notifying us that the Listing Qualifications Department had determined that we had regained compliance with the Minimum Bid Price Requirement and that the matter was now closed. We regained such compliance based on the closing bid price of our common stock from February 3, to February 17, 2021, which had been at $1.00 per share or greater.

There can be no assurance that we will be able to maintain compliance with the continued listing requirements for Nasdaq. If we fail to maintain compliance with any such continued listing requirement, there can also be no assurance that we will be able to regain compliance with any such continued listing requirement in the future or that our common stock will not be delisted from NASDAQ Capital Market in the future.

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

General Risks

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

In order to comply with laws, regulations and standards relating to corporate governance and public disclosure, including the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control - Integrated Framework”, and other regulations issued by the SEC, such as Dodd-Frank, we may need to invest substantial resources to comply with these evolving standards, and this investment would result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Our inability to successfully recover from a disaster or other business continuity problem could cause material financial loss, regulatory actions, reputational harm or legal liability.

Should we experience a local or regional disaster or other business continuity problem, such as a terrorist attack, pandemic, security breach, power loss, telecommunications failure, earthquake, hurricane or other natural or man-made disaster, our continued success will depend, in part, on the availability of key personnel, and the proper functioning of computer, telecommunication and other related systems and operations. Further, we could potentially lose customer data or experience adverse interruptions to our operations in a disaster recovery scenario, which could result in material financial loss, regulatory action, reputational harm or legal liability.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We maintain various facilities that are used for manufacturing, warehousing, research and development, distribution and administrative functions. These facilities consist of both owned and leased properties. The following table summarizes the properties used to conduct our operations as of December 31, 2020:

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

We believe that all facilities are in good operating condition, the machinery and equipment are well-maintained, the facilities are suitable for their intended purposes and they have capacities adequate for current operations. All properties are covered by insurance. Our property located in Lake Charles, Louisiana was damaged by Hurricane Laura. We expect to complete remediation of this damage by the middle of the third quarter of 2021.

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

Holders

As of February 25, 2021, there were approximately 218 holders of record and 6,600 beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None

Share Repurchases

None

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of OperationS

See Note 3 of our Notes to Consolidated Financial Statements for a discussion of 2019 acquisitions.

Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from our continuing operations.

Results of Operations

Revenues were $26.2 million in 2020, an increase of $2.5 million, or 10.5%, compared to $23.7 million in 2019. The increase in revenue year-over-year was due to higher revenues from MGI and Golden Ridge, offset by a small decline in revenue from our RBT operations. Higher revenue from MGI was the greatest factor driving overall revenue growth in 2020. MGI was acquired in April 2019, and therefore, our revenues included no MGI revenue in the first quarter of 2019, while Golden Ridge generated positive year-over-year revenue growth in the first and fourth quarters of 2020.

Gross losses were $2.5 million in 2020, compared to gross losses of $0.9 million in 2019. The increase in gross losses was primarily attributable to higher losses at Golden Ridge due to increases in input commodity prices, low levels of productivity, and unmet production targets, which added $0.8 million in expenses related to contract settlements. These dynamics were particularly impactful in the second and third quarters of 2020. Gross losses in 2020 were also negatively impacted by a decline in gross profit for our RBT operations, offset in part by a higher gross profit contribution from MGI.

SG&A was $8.0 million in 2020, a decline of $5.7 million, or 41.8%, compared to $13.7 million in 2019. The decline in SG&A was primarily related to lower personnel expenses and a reduction in outside services and consultant fees, as well as productivity gains in corporate support functions. Losses on disposition of property and equipment were $0.8 million in 2020, compared to $0.0 million in 2019. Losses on disposition of property and equipment included a $0.1 million loss due to hurricane damage to a facility in Louisiana.

Operating losses were $11.3 million in 2020, compared to $14.6 million in 2019, and net losses from continuing operations were $11.7 million in 2020, compared to $13.7 million in 2019. There was $0.1 million of other expense, net, in 2020, compared to other income, net, of $0.9 million in 2019. In 2020, interest expense increased to $0.3 million as we incurred higher fees and interest expense related to an increase in average borrowings. Included in 2019 other income, net, was a $0.8 million gain from a settlement with the sellers of Golden Ridge.

COVID-19 Assessment

The COVID-19 pandemic is a worldwide health crisis that is adversely affecting the business and financial markets of many countries. The pandemic could adversely affect the demand for our products, and it poses the risk that we, or our customers, suppliers, and other business partners may be disrupted or prevented from conducting business for an uncertain period of time. The extent to which this would impact our financial results is unknown as it is dependent on future developments, which are highly uncertain. As such, it is difficult to estimate the exact magnitude of the COVID-19 pandemic on our business.

We have not had, and we do not expect, any of our facilities to be subject to government-mandated closures, and we have informed our customers that we anticipate operating throughout the COVID-19 outbreak. Disruption in the supply chain of raw materials used to produce our products, as a result of the COVID-19 outbreak, has not caused us to close any of our facilities, and to date, our employees have been reporting to work, either remotely or in-person without any material change in attendance or productivity. However, we cannot ensure that the COVID-19 outbreak will not cause disruptions to our business in the future.

In April 2020, we applied for, and received, a $1.8 million SBA Paycheck Protection Program (PPP) loan as discussed further in Note 11 of the Notes to the Consolidated Financial Statements. We believe the funds from this loan enabled us to maintain our workforce levels during 2020 despite economic uncertainties related to our business resulting from the COVID-19 outbreak. The loan and accrued interest were to be forgivable, provided that the loan proceeds were used for the purpose of maintaining workforce levels. The loan and related accrued interest were completely forgiven in January 2021.

Liquidity, Going Concern and Capital Resources

We used $7.9 million in operating cash during in 2020, compared to $13.5 million in 2019. The reduction in operating cash uses in 2020 reflected lower net operating losses, higher depreciation and amortization, and lower investment in working capital, with higher inventories and accounts payable, offset by a reduction in commodities payable and accounts receivable.

We used $0.9 million in investing cash during in 2020, compared to $8.0 million in 2019. Investing cash in 2019 included $3.8 million associated with the acquisition of MGI. Total capital expenditures were $1.2 million in 2020, compared with $4.2 million in capital expenditures in 2019.

We raised a total of $5.7 million in financing cash in 2020, compared to $23.1 million in 2019. On March 30, 2020, we entered into an at-the-market (ATM) issuance sales agreement under which we may offer and sell shares of our common stock. As discussed further in Note 11 of the Notes to the Consolidated Financial Statements, i) in April 2020, we obtained a $1.8 million SBA Payroll Protection Program (PPP) loan and ii) in July 2020, we secured a $2.0 million mortgage on our rice mill in Wynne, Arkansas. As further discussed in Note 12 of the Notes to the Consolidated Financial Statements, in the second half of 2020, we received net proceeds of $2.3 million under the ATM agreement. The PPP loan was forgiven in January 2021.

We funded our working capital needs in 2020 primarily with funds received from the sale of receivables under our factoring agreement, supplemented by proceeds from the PPP loan, mortgage note and stock offering.

Management believes that despite the multi-year history of operating losses and negative operating cash flows from continuing operations, there is no substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. Factors alleviating this doubt include the reduction in operating losses in the second half of 2020, $5.3 million in cash and cash equivalents as of December 31, 2020, a nearly 42% reduction in annual SG&A, and our ability to procure addition capital if needed through a variety of sources.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of RiceBran Technologies

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RiceBran Technologies and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Long-Lived Asset Impairment Assessment

As described in Notes 8 and 9 to the financial statements, the Company’s net consolidated property and equipment and intangible assets balances were $16,367,000 and $722,000, respectively, at December 31, 2020. As further described in Note 2 to the financial statements, the Company reviews long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset. Based on events occurring during the year ended December 31, 2020, management performed an impairment assessment to test long-lived assets for impairment. The results of this assessment indicated that estimated future cash flows exceed the carrying amount of the assets. The Company’s impairment assessment required management to make significant estimates and assumptions related to a number of factors, including forecasts of revenue growth rates and cash flows.

We identified the long-lived asset impairment assessment as a critical audit matter because changes in certain significant assumptions management used in the impairment analysis, including revenue growth rates and operating margins, could have a significant impact on the analysis. Auditing these assumptions involved a high degree of auditor judgment and subjectivity and increased audit effort.

Our audit procedures related to the Company’s long-lived asset impairment assessment included the following, among others:

●	We obtained an understanding of the relevant controls related to the development of forecasted revenue growth rates and operating margins.
●	We tested the reasonableness of management’s process for determining the forecasts of revenue growth rates and operating margins.
●

We tested the reasonableness of management’s estimates of revenue growth rates and operating margins by comparing management’s prior forecast to historical results for the Company, comparing the projections for consistency to the Company’s strategic plans and initiatives and comparing the projections to industry forecasts.

●	We evaluated whether the estimates of revenue growth rates and cash flows were consistent with evidence obtained in other areas of the audit.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Houston, Texas

February 25, 2021

RiceBran Technologies

Consolidated Balance Sheets

December 31, 2020 and 2019

(in thousands, except share amounts)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$5,263	$8,444
Accounts receivable, net of allowance for doubtful accounts of $9 and $347	2,819	3,738
Inventories	1,878	898
Other current assets	1,380	691
Total current assets	11,340	13,771
Property and equipment, net	16,367	19,077
Operating lease right-of-use assets	2,452	2,752
Goodwill	3,915	3,915
Intangible assets	722	950
Other long-term assets	-	27
Total assets	$34,796	$40,492

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$955	$833
Commodities payable	825	829
Accrued salary, wages and benefits	601	877
Accrued expenses	536	884
Customer prepayments	-	12
Operating lease liabilities, current portion	344	309
Due under insurance premium finance agreements	126	116
Due under factoring agreement	1,785	1,823
Finance lease liabilities, current portion	82	101
Long-term debt, current portion	572	28
Total current liabilities	5,826	5,812
Operating lease liabilities, less current portion	2,330	2,674
Finance lease liabilities, less current portion	113	190
Long-term debt, less current portion	3,107	73
Total liabilities	11,376	8,749
Commitments and contingencies
Shareholders' equity:
Preferred stock, 20,000,000 shares authorized: Series G, convertible, 3,000 shares authorized, stated value $225, 225 shares, issued and outstanding	112	112
Common stock, no par value, 150,000,000 shares authorized, 45,238,087 shares and 40,074,483 shares, issued and outstanding	322,218	318,811
Accumulated deficit	(298,910)	(287,180)
Total shareholders' equity	23,420	31,743
Total liabilities and shareholders' equity	$34,796	$40,492

See Notes to Consolidated Financial Statements

RiceBran Technologies

Consolidated Statements of Operations

Years Ended December 31, 2020 and 2019

(in thousands, except share and per share amounts)

	2020	2019

Revenues	$26,199	$23,713
Cost of goods sold	28,670	24,574
Gross loss	(2,471)	(861)
Selling, general and administrative expenses	7,971	13,700
Loss (gain) on disposition and involuntary conversion of property and equipment	847	(4)
Operating loss	(11,289)	(14,557)
Other income (expense):
Interest expense	(318)	(96)
Interest income	20	50
Other income	4	884
Other expense	(128)	(16)
Total other income (expense)	(422)	822
Loss before income taxes	(11,711)	(13,735)
Income tax expense	(19)	-
Loss from continuing operations	(11,730)	(13,735)
Loss from discontinued operations	-	(216)
Net loss	$(11,730)	$(13,951)

Basic loss per common share:
Continuing operations	$(0.29)	$(0.42)
Discontinued operations	-	(0.01)
Basic loss per common share	$(0.29)	$(0.43)

Diluted loss per common share:
Continuing operations	$(0.29)	$(0.42)
Discontinued operations	-	(0.01)
Diluted loss per common share	$(0.29)	$(0.43)

Weighted average number of shares outstanding:
Basic	41,131,782	32,359,316
Diluted	41,131,782	32,359,316

See Notes to Consolidated Financial Statements

RiceBran Technologies

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2020 and 2019

(in thousands)

	2020	2019

Net loss	$(11,730)	$(13,951)
Derivative financial instruments designated as cash flow hedges:
Losses arising during the period	(57)	-
Reclassification of losses realized to cost of goods sold	57	-
Net other comprehensive income	-	-
Comprehensive loss	$(11,730)	$(13,951)

See Notes to Consolidated Financial Statements

RiceBran Technologies

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2020 and 2019

(in thousands, except share amounts)

	Shares
			Preferred	Common	Accumulated
	Series G	Common	Stock	Stock	Deficit	Equity
Balance, January 1, 2019	405	29,098,207	$201	$296,739	$(273,229)	$23,711
Sales of common stock and Prefunded Warrant, net of costs	-	9,831,668	-	19,422	-	19,422
Exercise of Prefunded Warrant	-	1,003,344	-	10	-	10
Common stock awards under equity incentive plans	-	289,349	-	1,360	-	1,360
Exercise of common stock options	-	165,812	-	156	-	156
Conversion of preferred stock into common stock	(180)	170,818	(89)	89	-	-
Exercise of common stock warrants	-	685,409	-	2,062	-	2,062
Retirement of unvested shares	-	(830,124)	-	-	-	-
Retirement of shares received in settlement with sellers of Golden Ridge	-	(340,000)	-	(1,027)	-	(1,027)
Net loss	-	-	-	-	(13,951)	(13,951)
Balance, December 31, 2019	225	40,074,483	112	318,811	(287,180)	31,743
Sales of common stock, net of costs	-	4,850,489	-	2,318	-	2,318
Common stock awards under equity incentive plans	-	214,234	-	1,041	-	1,041
Exercise of common stock warrants	-	67,577	-	12	-	12
Common stock issued to vendors	-	31,304	-	36	-	36
Net loss	-	-	-	-	(11,730)	(11,730)
Balance, December 31, 2020	225	45,238,087	$112	$322,218	$(298,910)	$23,420

See Notes to Consolidated Financial Statements

RiceBran Technologies

Consolidated Statements of Cash Flows

Years Ended December 31, 2020 and 2019

(in thousands)

	2020	2019
Cash flow from operating activities:
Net loss	$(11,730)	$(13,951)
Loss from discontinued operations	-	216
Loss from continuing operations	(11,730)	(13,735)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	2,393	1,899
Amortization	228	31
Stock and share-based compensation	1,077	1,360
Loss (gain) on disposition and involuntary conversion of property and equipment	847	(4)
Settlement with sellers of Golden Ridge	-	(849)
Provision for (recovery of) doubtful accounts	(82)	472
Other	93	17
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	997	(1,102)
Inventories	(980)	332
Accounts payable and accrued expenses	(709)	(327)
Commodities payable	(4)	(1,340)
Other	(76)	(235)
Net cash used in operating activities	(7,946)	(13,481)
Cash flows from investing activities:
Purchases of property and equipment	(1,184)	(4,219)
Proceeds from insurance on involuntary conversion	250	-
Proceeds from sale of property and equipment	15	-
Acquisition of MGI	-	(3,777)
Net cash used in investing activities - continuing operations	(919)	(7,996)
Net cash used in investing activities - discontinued operations	-	(475)
Cash flows from financing activities:
Advances on factoring agreement	27,450	5,134
Payments on factoring agreement	(27,583)	(3,325)
Advances on insurance premium finance agreements	743	643
Payments on insurance premium finance agreements	(733)	(612)
Advances on long-term debt and finance lease liabilities, net of issuance costs	3,762	-
Payments of long-term debt and finance lease liabilities	(285)	(363)
Proceeds from margin loan	-	1,853
Payments of margin loan	-	(1,853)
Proceeds from issuances of common stock and Prefunded Warrant, net of issuance costs	2,318	19,422
Proceeds from common stock warrant exercises	12	2,072
Proceeds from common stock option exercises	-	156
Net cash provided by financing activities	5,684	23,127
Net change in cash and cash equivalents and restricted cash	$(3,181)	$1,175

Cash and cash equivalents and restricted cash, beginning of period
Cash and cash equivalents	8,444	$7,044
Restricted cash	-	225
Cash and cash equivalents and restricted cash, beginning of period	8,444	7,269
Cash and cash equivalents and restricted cash, end of period
Cash and cash equivalents	5,263	8,444
Restricted cash	-	-
Cash and cash equivalents and restricted cash, end of period	5,263	8,444
Net change in cash and cash equivalents and restricted cash	$(3,181)	$1,175

Supplemental disclosures:
Cash paid for interest	$223	$81
Cash paid for income taxes	$7	$-

See Notes to Consolidated Financial Statements

RiceBran Technologies

Notes to Consolidated Financial Statements

NOTE 1. LIQUIDITY AND MANAGEMENT’S PLAN

The Company’s multi-year history of operating losses and negative operating cash flows from continuing operations raised substantial doubt about the Company’s ability to continue as a going concern before consideration of management’s plans, however after consideration of management’s plans and the factors below, the Company believes substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued has been alleviated. The factors that alleviated the substantial doubt are summarized below:

1)	Significant Cash Reserves – As of December 31, 2020, the Company had $5.3 million in cash and cash equivalents.

2)	Declining Operating Losses – During the second half of 2020, the Company generated a progressive decline in both operating losses and negative operating cash flows, driven by:

●	Changes in senior leadership to bring increased transparency and greater accountability to performance achievement.
●	Improvements in revenue trends and a reduction in gross losses due to stronger execution, which the Company expects to continue.
●	A sustainable 40%+ reduction in SG&A, from cuts in headcount and lower expenditures on outside services and consultants.
●	Improvements in working capital due to rising account receivables and commodity payables balances.

3)

Access to Equity Funding – During the second half of 2020, the Company raised $2.4 million through its ATM facility, despite having a share price below $1.00 and receiving a Nasdaq delisting notice. Subsequently, on February 17, 2021, the Company received a letter from Nasdaq confirming that it had regained compliance with this requirement. After raising $2.4 million the Company has $3.6 million in capacity remaining under its $6 million universal Shelf Registration Statement on Form S-3.

4)

Ability to Leverage and/or Sell Real-estate Assets – The Company operates three wholly owned facilities (Mermentau LA, Dillon MT, and North Grand Forks MN) with no existing liens. Such facilities could potentially be sold or mortgaged to provide additional liquidity.

NOTE 2. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

We are a specialty ingredient company focused on the development, production, and marketing of products derived from traditional and ancient small grains. We create and produce products utilizing proprietary processes to deliver improved nutrition, ease of use, and extended shelf-life, while addressing consumer demand for all natural, non-GMO and organic products. We believe our products can become valuable alternatives to traditional food ingredients.

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

In granular form, SRB is a food additive used in products for human and animal consumption. We believe SRB has certain qualities that make it more attractive than additives based on the by-products of other agricultural commodities, such as corn, soybeans, wheat, and yeast. Our SRB products and SRB derivatives support the production of healthy, natural, hypoallergenic, gluten free, and non-genetically modified ingredients and supplements for use in meats, baked goods, cereals, coatings, health foods, and high-end animal nutrition.  Our target customers are food and animal nutrition manufacturers, wholesalers and retailers, both domestically and internationally.

We manufacture and distribute SRB from four locations: two leased facilities located within supplier-owned rice mills in Arbuckle and West Sacramento, California; one company-owned facility in Mermentau, Louisiana; and our own rice mill in Wynne, Arkansas.  At our Dillon, Montana facility, we produce SRB-based products and derivatives through proprietary processes.  Our rice mill in Wynne, Arkansas also supplies grades U.S. No. 1 and No. 2 premium long and medium white rice, and our grain processing facility in East Grand Forks, Minnesota, mills a variety of traditional, and ancient, small grains.

Segment Reporting

An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. The “Segment Reporting” topic of the FASB ASC requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company has one reporting unit and one operating segment, specialty ingredients.

RiceBran Technologies

Notes to Consolidated Financial Statements

Recent Accounting Guidance

Recent accounting standards not yet adopted

The following discusses the accounting standard(s) not yet adopted that will, or are expected to, result in a significant change in practice and/or have a significant financial impact on our financial position, results of operations or cash flows.

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

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Because of the uncertainty inherent in such estimates, actual results could differ from those estimates.

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

RiceBran Technologies

Notes to Consolidated Financial Statements

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

Leases – We lease certain buildings, land and corporate office space under operating leases with monthly or annual rent payments. We lease certain machinery and equipment under finance leases with monthly rent payments. We determine if an arrangement is a lease at inception. Operating lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as operating lease liabilities in our consolidated balance sheets. Finance lease right-of-use assets are included in property and equipment, net, and the related liabilities are included as finance lease liabilities in our consolidated balance sheets.

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

RiceBran Technologies

Notes to Consolidated Financial Statements

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

Share-Based Compensation –Share-based compensation expense for stock options granted to employees is calculated at the grant date using the Black-Scholes-Merton valuation model based on awards ultimately expected to vest and expensed on a straight-line basis over the service period of the grant.   We recognize forfeitures as they occur.  The Black-Scholes-Merton option pricing model requires us to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management’s judgment regarding market factors and trends.  We will use alternative valuation models if grants have characteristics that cannot be reasonably estimated using the Black-Scholes-Merton model.

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

RiceBran Technologies

Notes to Consolidated Financial Statements

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

Derivative Financial Instruments – In May 2020, we began, from time to time, to use derivative financial instruments to manage a portion of our risks related to commodity prices. We do not use derivative financial instruments for trading or speculative purposes. Changes in the fair value of derivative financial instruments are recognized either in cost of goods sold or in shareholders’ equity as a component of other comprehensive income (loss) (OCI), depending on whether the derivative financial instrument is undesignated or qualifies for hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Gains and losses on derivatives designated as cash flow hedges, to the extent they are included in the assessment of effectiveness, are recorded in OCI and subsequently reclassified to cost of goods sold to offset the impact of the hedged items when they occur. In the event it becomes probable the forecasted transaction to which a cash flow hedge relates will not occur, the derivative is terminated and the amount in accumulated OCI is recognized in earnings. All cash flows related to derivative financial instruments are classified as operating activities in our consolidated statements of cash flows. As of December 31, 2020, there are no derivative financial instruments outstanding.

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

RiceBran Technologies

Notes to Consolidated Financial Statements

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

The following table summarizes as of December 31, 2019, the final purchase price allocation, the consideration transferred to acquire MGI and the amounts of identified assets acquired and liabilities assumed (in thousands).

Cash	$3,795
Working capital adjustment to purchase price	(18)
Total fair value of consideration transferred	3,777
Accounts receivable	591
Inventories	149
Deposits and other current assets	12
Property and equipment	1,560
Customer relationship	930
Other finite-lived intangible assets	35
Accounts payable	(219)
Finance lease liabilities	(18)
Net recognized amounts of identifiable assets acquired and liabilities assumed	3,040
Goodwill	$737

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

Our revenues for 2020 and 2019 include $4.2 and $1.9 million related to the acquired MGI business. Our net loss for 2020 and 2019 includes $0.1 million of net income and $0.3 million of net loss from the acquired MGI business. The following table provides unaudited pro forma information for the year ended December 31, 2019, presented as if the MGI acquisition had occurred January 1, 2019.

2019
Revenues (in thousands)	$24,913
Loss from continuing operations (in thousands)	$(13,432)
Loss per share - continuing operations	$(0.42)
Weighted average number of common shares outstanding - basic and diluted	32,359,316

No adjustments have been made in the pro forma information for synergies that are resulting or planned from the MGI acquisition. The unaudited proforma information is not indicative of the results that may have been achieved had the companies been combined as of January 1, 2019, or of our future operating results.

RiceBran Technologies

Notes to Consolidated Financial Statements

Golden Ridge

In November 2018, we acquired substantially all of the assets comprising the business of Golden Ridge Rice Mills, LLC, now conducting business as Golden Ridge Rice Mills, Inc. (Golden Ridge). The results of Golden Ridge’s operations are included in our consolidated financial statements beginning November 28, 2018. The purchase price for Golden Ridge was subject to adjustment if the estimated working capital with respect to the assets purchased and the liabilities assumed at the time of closing was different than the actual closing working capital, as defined in the purchase agreement. We revised our preliminary estimate of the working capital adjustment in 2019 as indicated in the table below. The following table summarizes the purchase price allocation as of closing and as revised in 2019 (in thousands, except share and per share amounts).

	Estimated at Acquisition and as of		Final as of
	December 31, 2018	Adjustments	December 31, 2019
1,666,667 shares of common stock, at fair value of $3.00 per share at closing	$5,000	$-	$5,000
Golden Ridge financial liabilities paid for the seller	2,661	-	2,661
Cash	250	-	250
Note payable to seller	609	-	609
Working capital adjustment to purchase price	(1,147)	584	(563)
Total fair value of consideration transferred	7,373	584	7,957

Cash	409	(63)	346
Accounts receivable	1,587	87	1,674
Inventories	103	-	103
Property and equipment	5,092	-	5,092
Accounts payable	(222)	110	(112)
Commodities payable	(2,559)	432	(2,127)
Accrued liabilities	(12)	12	-
Lease liabilities	(104)	-	(104)
Equipment notes payable	(99)	6	(93)
Net recognized amounts of identifiable assets acquired and liabilities assumed	4,195	584	4,779
Goodwill	$3,178	$-	$3,178

The 1,666,667 shares issued at closing of our purchase of Golden Ridge in 2018 included 380,952 shares that were deposited in an escrow account to be used to satisfy any indemnification obligations of the seller that may arise. As of December 31, 2018, the 380,952 shares remained in escrow. In July 2019, we reached an agreement to settle the $0.6 million working capital adjustment receivable and other claims with the sellers of Golden Ridge. As a result, in 2019 (i) 340,000 shares of common stock held in the escrow account ($1.0 million fair value as of both the settlement date and the November 28, 2018, acquisition date) were returned to us and retired, (ii) the remaining $0.4 million note payable we owed to a seller was cancelled and (iii) certain open grain purchase contracts with entities related to a seller were terminated. We recorded a gain on the noncash settlement of $0.8 million in 2019, which is included in other income. In connection with the foregoing, a settlement agreement was entered into among the parties. All shares of common stock were distributed and the escrow agreement was terminated.

In 2019, information was discovered requiring adjustments to the opening balance sheet of Golden Ridge. The adjustments resulted primarily from an overstatement of the opening balances of commodities payable and accounts payable at December 31, 2018. These balances were adjusted in the 2019 financial statements. The impact of the adjustments to our prior period financial statements is not considered significant. No subsequent adjustments have been made to the opening balance sheet.

RiceBran Technologies

Notes to Consolidated Financial Statements

NOTE 4. DISCONTINUED OPERATIONS AND RESTRICTED CASH

In July 2017, we completed the sale of the assets of Healthy Natural (HN) for $18.3 million in cash and recognized a gain on sale of $8.2 million, net of $4.7 million in taxes. The selling price was subject to adjustment if the estimated closing working capital with respect to the assets sold and the liabilities assumed was different than the actual closing working capital for those assets and liabilities. The $8.2 million net gain on sale recognized in 2017 was based on an estimated working capital adjustment of $0.3 million, which was disputed. Our consolidated balance sheets included a liability for the settlement of the working capital adjustment of $0.3 million as of December 31, 2018. During 2019, we finalized the adjustment with the purchaser of HN, and increased the estimated working capital adjustment from $0.3 million to $0.5 million. We paid the $0.5 million liability in July 2019. The adjustment to lower the gain on the sale of HN as a result of the change in the estimated working capital adjustment is recorded in discontinued operations in 2019, net of zero tax benefit. The $0.2 million in a related escrow was released and used to settle a portion of the liability for the working capital adjustment in 2019.

NOTE 5. CASH AND CASH EQUIVALENTS

As of December 31, 2020, we had $2.4 million of cash and cash equivalents invested in a money market fund with net assets invested in U.S. Dollar denominated money market securities of domestic and foreign issuers, U.S. Government securities and repurchase agreements. We consider all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

We have cash on deposit in excess of federally insured limits at a bank. We do not believe that maintaining substantially all such assets with the bank or investing in a liquid mutual fund represent material risks.

NOTE 6. ACCOUNTS RECEIVABLE AND REVENUES

Amounts billed and due from our customers are classified as accounts receivables on our consolidated balance sheets and require payment on a short-term basis. Invoices are generally issued at the point control transfers and substantially all of our invoices are due within 30 days or less, however certain customers have terms of up to 120 days. For substantially all of our contracts, control of the ordered product(s) transfers at our location. Periodically, we require payment prior to the point in time we recognize revenue. Amounts received from customers prior to revenue recognition on a contract are contract liabilities, are classified as customer prepayments liability on our consolidated balance sheets and are typically applied to an invoice within 30 days of the prepayment. Revenues in 2020 and 2019 include $0.1 million, or less, in unearned revenue as of end of the prior year.

Our accounts receivable potentially subject us to significant concentrations of credit risk. Revenues and accounts receivable from significant customers (customers with revenue or accounts receivable in excess of 10% of consolidated totals) are stated below as a percent of consolidated totals.

	Customer
	A	B	C
% of revenue, 2020	10%	11%	3%
% of revenue, 2019	11%	16%	2%

% of accounts receivable, as of December 31, 2020	17%	1%	10%
% of accounts receivable, as of December 31, 2019	10%	31%	10%

The following table presents revenues by geographic area shipped to (in thousands).

	2020	2019
United States	$24,790	$22,533
Other countries	1,409	1,180
Revenues	$26,199	$23,713

RiceBran Technologies

Notes to Consolidated Financial Statements

In all periods presented, less than 10% of our revenues related to shipments to locations outside of the U.S. The following table presents revenues by product line (in thousands).

	2020	2019
Food	$18,114	$16,957
Animal nutrition	8,085	6,756
Revenues	$26,199	$23,713

NOTE 7. INVENTORIES

The following table details the components of inventories (in thousands).

	December 31
	2020	2019
Finished goods	$1,512	$698
Raw materials	236	90
Packaging	130	110
Inventories	$1,878	$898

NOTE 8. PROPERTY AND EQUIPMENT

The following table details the components of property and equipment (amounts in thousands).

	December 31
	2020	2019	Estimated Useful Lives (Years)
Land	$730	$730
Furniture and fixtures	276	476	5	-	10
Plant	9,377	9,667	20	-	40 years, or life of lease
Computer and software	1,060	1,317	3	-	5
Leasehold improvements	1,880	2,019	4	-	15, or life of lease
Machinery and equipment	16,402	16,864	5	-	15
Property and equipment, cost	29,725	31,073
Less accumulated depreciation	13,358	11,996
Property and equipment, net	$16,367	$19,077

Amounts payable for property and equipment included in accounts payable totaled $0.3 million at December 31, 2020, and $0.1 million at December 31, 2019. Assets which had not yet been placed in service, included in property and equipment, totaled $0.6 million at December 31, 2020, and $1.5 million at December 31, 2019.

NOTE 9. GOODWILL AND INTANGIBLES

A summary of goodwill activity follows (in thousands).

	2020	2019
Goodwill, January 1	$3,915	$3,178
MGI acquistion	-	737
Goodwill, December 31	$3,915	$3,915

RiceBran Technologies

Notes to Consolidated Financial Statements

Intangible assets, excluding goodwill, consist of the following (in thousands).

	December 31, 2020				December 31, 2019
	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	15	$930	$236	$694	$930	$20	$910
Trademarks	10	13	2	11	13	1	12
Non-compete agreement	5	22	8	14	22	3	19
Other	17	32	29	3	32	23	9
Total intangible assets		$997	$275	$722	$997	$47	$950

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

As of December 31, 2020, the weighted-average remaining amortization period for intangibles other than goodwill is 12.7 years and future intangible amortization is expected to total the following (in thousands):

2021	$196
2022	146
2023	110
2024	80
2025	58
Thereafter	132
Total amortization	$722

NOTE 10. LEASES

The components of lease expense and cash flows from leases (in thousands) follow.

	2020	2019
Finance lease cost:
Amortization of right-of use assets, included in cost of goods sold	$62	$60
Interest on lease liabilities	14	14
Operating lease cost, included in selling, general and administrative expenses:
Fixed leases cost	517	522
Variable lease cost	127	132
Short-term lease cost	9	21
Total lease cost	$729	$749

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$14	$14
Operating cash flows from operating leases	$517	$522
Financing cash flows from finance leases	$101	$79

As of December 31, 2020, variable lease payments do not depend on a rate or index. As of December 31, 2020, property and equipment, net, includes $0.2 million of finance lease right-of-use-assets, with an original cost of $0.4 million. During 2019, we financed the purchase of $0.2 million of property and equipment in noncash finance lease transactions.

RiceBran Technologies

Notes to Consolidated Financial Statements

As of December 31, 2020, we do not believe it is certain that we will exercise any renewal options. The remaining terms of our leases and the discount rates used in the calculation of the fair value of our leases as of December 31, 2020, follows.

	Operating Leases			Finance Leases
Remaining leases terms (in years)	2.8	-	12.2	0.1	-	3.5
Weighted average remaining lease terms (in years)		7.0			2.5
Discount rates	6.3%	-	9.0%	4.3%	-	7.3%
Weighted average discount rate		7.7%			5.9%

As of December 31, 2020, operating leases have maturities extending through 2032. Maturities of lease liabilities as of December 31, 2020, follows (in thousands).

	Operating	Finance
	Leases	Leases
2021	$536	$91
2022	548	68
2023	528	38
2024	429	11
2025	439	-
Thereafter	1,029	-
Total lease payments	3,509	208
Amounts representing interest	(835)	(13)
Present value of lease obligations	$2,674	$195

Note 11. Debt

In 2020 and 2019, we financed amounts owed for annual insurance premiums under financing agreements. As of December 31, 2020, amounts due under insurance premium financing agreements are due in monthly installments of principal and interest through March 2021, at interest rates of 4.7% to 5.5% per year.

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

Due under factoring agreement consists of the following (in thousands).

	December 31,
	2020	2019
Borrowings outstanding	$1,860	$1,989
Debt issuance costs, net	(75)	(166)
Due under factoring agreement	$1,785	$1,823

Additional information related to our factoring obligation follows.

	2020	2019
Average borrowings outstanding (in thousands)	$1,713	$272
Amortization of debt issuance costs (in thousands)	$91	$15
Fees paid, as a percentage of average oustanding borrowings	7.3%	10.2%
Interest paid, as a percentage of average outstanding borrowings	6.4%	6.2%

RiceBran Technologies

Notes to Consolidated Financial Statements

Long-term debt consists of the following (in thousands).

	December 31,
	2020	2019
Payroll Protection Program note - Dated April 2020. Interest accrues at an annual rate of 1.0%.
Forgiven in January 2021.	$1,792	$-
Mortgage promissory note - Dated September 2020. Interest accrues at an annual rate which is the greater of 11.0% above the lender's prime rate and 14.3%. Payable in monthly installments through June 2022.	1,817	-
Net of $25 debt issuance costs issuance costs at December 31, 2020

Equipment notes - Initially recorded in November 2018, in the acquisition of Golden Ridge, at the present value of future payments using a discount rate of 4.8% per year, which we determined approximated the market rate for similar debt with similar maturities as of the date of acquisition. Payable in monthly installments.

Expire at dates ranging through 2022.	37	62
Equipment note - Dated December 2019. Due in monthly installments through December 2024.
Interest accrues at the effective discount rate of 9.3% per year.	33	39
Total long term debt, net	$3,679	$101

In April 2020, we received $1.8 million on an SBA Payroll Protection Program loan as provided for in the Coronavirus Aid, Relief and Economic Security Act (CARES), enacted into U.S. law in March 2020. Under certain conditions, the loan and accrued interest were forgivable, if the loan proceeds were used for eligible purposes, including payroll, benefits, rent and utilities, and maintaining payroll levels. As of December 31 2020, payments could be deferred for up to two years. The loan proceeds were used for eligible purposes and the entire loan and related accrued interest was forgiven, in its entirety in January 2021.

In July 2020, we entered into a mortgage agreement with a lender pursuant to a promissory note. In September 2020, we borrowed $1.0 million on the note and, in October 2020, we borrowed the remaining $1.0 million available on the note. Interest on this note accrues at an annual rate which is the greater of 11.0% above the lender’s prime rate and 14.3%.  In addition, we will incur a facility fee equal to 1.0% of the amount of each advance under the promissory note. The principal amount of the note must be repaid in monthly installments ending in June 2022. The note is secured by certain real property and personal property assets of Golden Ridge Rice Mills, Inc. As of December 31, 2021, the note bore interest at an annual rate of 14.3%.

Future principal maturities of long-term debt outstanding at December 31, 2020, follow (in thousands).

2021	$597
2022	3,088
2023	9
2024	10
Principal maturities	3,704
Debt issuance costs	(25)
Total long term debt, net	$3,679

We previously held a note payable to the seller of Golden Ridge, which bore interest at an annual rate of 6.8%. Interest was payable monthly. We paid $0.3 million of principal on the note in January 2019. The remaining principal of $0.4 million was payable upon maturity of the note in November 2019. The seller cancelled the note payable in July 2019 in partial settlement of the working capital adjustment receivable from the seller described further in Note 3.

During 2019, we borrowed under a demand loan collateralized by the investment in the money market fund described in Note 5, at amounts and rates determined at the discretion of the lender. Borrowing under the loan averaged $0.1 million in 2019 and interest averaged 5.5%. At December 31, 2019, the loan was paid in full.

NOTE 12. EQUITY, SHARE-BASED COMPENSATION, WARRANTS AND SECURITIES OFFERINGS

In June 2020, our shareholders approved, and we filed an amendment to our articles of incorporation, increasing our authorized shares of common stock from 50,000,000 to 150,000,000.

RiceBran Technologies

Notes to Consolidated Financial Statements

Preferred Stock

Our board of directors, without further action or vote by holders of our common stock, has the right to establish the terms, preference, rights and restrictions and issue shares of preferred stock. We previously designated and issued six series of preferred stock of which no shares remain outstanding. In addition, we designated and issued a seventh series of preferred stock, Series G, of which 225 shares remain outstanding as of December 31, 2020.

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

Securities Offerings

On March 30, 2020, we entered into an at market issuance sales agreement with respect to an at-the-market offering program, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $6.0 million through B. Riley FBR, Inc, as sales agent. The issuances and sales of our common stock under the agreement are made pursuant to our effective “shelf” registration statement on Form S-3. During 2020, we issued and sold 4,850,489 shares of common stock under the agreement, at an average price of $0.53 per share. Proceeds from those sales are recorded in equity, net of $0.2 million of stock issuance costs.

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

In December 2019, we issued and sold 6,785,000 shares of common stock for $1.25 per share in a public offering. The net proceeds from the offering of $7.8 million, after deducting commissions and other cash offering expenses of $0.7 million, are recorded in equity.

The proceeds from the 2020 and 2019 securities offerings were used for general corporate purposes.

Equity Incentive Plan

Our board of directors adopted our 2014 Equity Incentive Plan (2014 Plan) in August 2014, after the plan was approved by shareholders. The total shares of common stock authorized for issuance under the 2014 Plan is 6,300,000 shares.  Under the terms of the plan, we may grant stock options, shares of common stock and share-based awards to officers, directors, employees or consultants providing services on such terms as are determined by the board of directors. Our board of directors administers the plan, determines vesting schedules on plan awards and may accelerate the vesting schedules for award recipients. The stock options granted under the plan have terms of up to 10 years. As of December 31, 2020, awards for the purchase of 4,881,053 shares have been granted and remain outstanding (common stock options, common stock and restricted stock units) and 1,418,947 shares are reserved for future grants under the 2014 Plan.

RiceBran Technologies

Notes to Consolidated Financial Statements

Share-based compensation expenses related to employees and directors are included in selling, general and administrative expenses. Share-based compensation by type of award follows (in thousands).

	2020	2019
Common stock, vested and nonvested at issuance	$308	$721
Stock options	148	354
Restricted stock units	585	225
Compensation expense related to common stock awards issued under equity incentive plan	$1,041	$1,300

Information regarding common stock issued under the equity incentive plan follows.

	2020			2019
	Shares Issued	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period (Years)	Shares Issued	Weighted Average Grant Date Fair Value Per Share	Weighted Average Vesting Period (Years)
Directors	83,306	$0.53	-	219,401	$2.27	0.6
Employees	71,011	0.85	-	30,887	3.22	-
Consultants	59,917	0.71	-	39,061	2.76	0.4
	214,234			289,349

Nonvested Stock

As of December 31, 2020, there were no shares of nonvested common stock outstanding. A summary of nonvested common stock activity for 2019 follows (in thousands, except share and per share amounts).

	Shares Granted	Weighted Average Grant Date Fair Value Per Share	Fair Value
			(1)
Nonvested at January 1, 2019	193,965	$1.84	$582
Granted	150,274	2.88	432
Vested	(227,711)	1.99	613
Nonvested at December 31, 2019 (2)	116,528	$2.88	$171

(1)

Represents pre-tax fair value, based on our closing stock prices, which would have been received by the holders of the stock had all such holders sold their underlying shares on the date indicated, the dates of grant or the dates of vesting, as applicable.

(2)	The 116,528 nonvested shares of common stock outstanding at December 31, 2019, had a fair value of $0.1 million when the shares vested in 2020.

RiceBran Technologies

Notes to Consolidated Financial Statements

We issued 950,000 nonvested shares of common stock to a supplier in February 2016. The shares were being held in escrow until earned by the supplier at a fixed price of $2.80 per share. We recalled and retired the 830,124 shares remaining in escrow, after the related supply agreement terminated in August 2019. During 2019, we released from escrow and expensed the value of 20,640 shares of common stock earned by the supplier, at $2.92 per share. Activity in these shares is not reflected in the nonvested common stock activity table above.

Options

Stock option activity follows.

	2020				2019
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Shares Under Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1	996,009	$3.23		8.1	950,727	$3.06		8.5
Granted (1)	653,004	1.22	$0.73	10.0	385,883	3.01	$1.83	10.0
Cash exercised (2)	-	NA		NA	(165,812)	0.94		8.1
Forfeited	(973,987)	2.56		8.1	(174,789)	3.98		8.4
Outstanding at December 31	675,026	$2.24		7.9	996,009	$3.23		8.1

(1)	The options granted vest and become exercisable in annual or monthly installments ending three or four years from the date of grant.
(2)

In 2019, includes options for 31,955 shares of common stock at a weighted average exercise price of $1.16 per share for which we accelerated vesting upon termination of employment for an employee in June 2019. We expensed $0.1 million of incremental expense upon acceleration of vesting.

Information related to outstanding and exercisable stock options as of December 31, 2020, follows.

	Outstanding			Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
less than $1.00	78,000	$0.85	6.3	68,500	$0.85	6.3
$1.00 to $1.99	348,119	1.26	8.7	33,782	1.48	6.7
$2.00 to $2.99	126,750	2.77	8.3	47,687	2.82	7.9
$3.00 to $3.99	92,634	3.34	7.3	46,509	3.37	6.3
$4.00 to $4.99	23,104	4.43	3.7	23,094	4.43	3.7
$5.00 to $74.00	6,419	38.59	1.0	6,419	38.59	1.0
	675,026	$2.24	7.9	225,991	$3.37	6.3

As of December 31, 2020, outstanding stock options had an intrinsic value of zero, the weighted average remaining vesting period of options outstanding was 2.6 years and unrecognized option compensation cost was $0.4 million. As of December 31, 2020, exercisable options had an intrinsic value of zero. The intrinsic value of options exercised was $0.4 million in 2019. The following are the assumptions used in valuing stock option grants:

	2020			2019
Assumed volatility	60%	-	69%	64%	-	69%
	(62% weighted average)			(67% weighted average)
Assumed risk free interest rate	1.3%	-	1.7%	1.8%	-	2.7%
	(1.6% weighted average)			(2.4% weighted average)
Average expected life of options (in years)	5.9	-	7.0	6.1	-	6.3
	(6.3 weighted average)			(6.2 weighted average)
Expected dividends		-			-

RiceBran Technologies

Notes to Consolidated Financial Statements

Restricted Stock Units

Restricted stock unit (RSU) activity with employees and directors follows.

	2020			2019
	RSU Shares Issued	Unrecognized Stock Compensation (in thousands)	Weighted Average Expense Period (Years)	RSU Shares Issued	Unrecognized Stock Compensation (in thousands)	Weighted Average Expense Period (Years)
Nonvested at January 1	1,148,062	$377	1. 4	1,215,000	$683	2.3
Granted (1)	1,261,803	828	0.9	213,062	145	2.4
Modified	-	-		-	-
Before modification (2)	(227,062)	(22)		-	-
After modification (3)	620,000	353	2.0	-	-
Vested (4)	(386,403)	-		-	-
Cancelled	(625,000)	-		-	-
Forfeited (5)	(296,000)	(221)		(280,000)	(226)
Expensed	-	(585)		-	(225)
Nonvested at December 31	1,495,400	$730	1.4	1,148,062	$377	1.4

(1)

The shares of common stock subject to the RSUs granted in 2020 were vested when granted or vest within two years of grant. The 2020 RSU grants were not subject to any market conditions and were valued using the market price of our common stock on the date of grant. Prior to being modified in 2020, the shares of common stock subject to the RSUs granted in 2019 vested based upon a vesting price equal to the volume weighted average trading price of our common stock over sixty-five consecutive trading days, subject to a minimum service period in certain grants, and expired on the fifth anniversary of each grant. The assumptions used in valuing the 2019 RSU grants, which contained market conditions, follow:

	2019
Assumed volatility	4.3%	-	44%
	(44% weighted average)
Assumed risk free interest rate	1.4%	-	2.3%
	(1.8% weighted average)
Expected dividends		-

(2)

In December 2020, we modified RSUs for a total of 227,062 shares of common stock. Prior to modification, the shares subject to the RSUs vested based upon a vesting price equal to the volume weighted average trading price of our common stock over sixty-five consecutive trading days.  Subject to a minimum service period, as described in the next sentence, the RSU shares vested as to (i) 22,706 shares on the date the vesting price equals or exceeds $5.00 per share, (ii) 68,119 shares on the date the vesting price equals or exceeds $10.00 per share and (iii) 136,237 shares on the date the vesting price equals or exceeds $15.00 per share.  Vesting on the RSU shares would have occurred the later of the one-year anniversary of the grant and the date the shares reach the vesting price indicated in the preceding sentence. The RSUs expire on the fifth anniversary of each grant at dates ranging from October 2023 to August 2024.

(3)

In December 2020, after modification, shares subject to the modified RSUs referred to above totaled 620,000 and vest as to 50% of the shares in December 2021 and as to the remainder of the shares in December 2022. We are recognizing the total of (i) the remaining unrecognized compensation on the awards as of the modification date and (ii) the increase in fair value of the RSUs as a result of the modification, over the remaining two-year vesting period of the RSUs.

(4)	Represents shares of common stock subject to RSUs which were vested when granted.
(5)	In 2020 and 2019, we reversed expense recognized in prior periods on forfeited RSU shares in the amounts indicated in the unrecognized stock compensation column.

As of December 31, 2020, issuance of 836,803 shares of common stock subject to certain RSUs, 386,403 of which are vested, is deferred to the date the holder is no longer providing service to RiceBran Technologies.

RiceBran Technologies

Notes to Consolidated Financial Statements

Warrants

Warrant activity, excluding activity related to the Prefunded Warrant, for the years ended December 31, 2020 and 2019, follows.

	2020			2019
	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1	7,532,280	$1.32	1.9	10,252,714	$2.25	2.3
Cash exercised	(12,948)	0.96	-	(685,409)	3.01	0.3
Cashless exercised (1)	(215,740)	0.96	-	-	NA	NA
Expired	(657,676)	5.25	-	(2,035,025)	5.25	-
Outstanding at December 31 (2)	6,645,916	$0.98	1.1	7,532,280	$1.32	1.9

(1)	We issued 54,629 shares of common stock upon the cashless exercise of the warrants.
(2)

Under the terms of certain outstanding warrants, the holders may elect to exercise the warrants under a cashless exercise feature. As of December 31, 2020, warrant holders may elect to exercise cashless warrants for 3,484,675 shares of common stock at an exercise price of $0.96 per share and 25,000 shares of common stock at an exercise price of $5.25 per share. If we register for resale the shares subject to warrants, the holders of some of the warrants may no longer have the right to elect a cashless exercise. If we fail to maintain a registration statement for the resale of shares under certain other warrants, the shares under those warrants may again become exercisable using a cashless exercise feature.

As of December 31, 2020, all outstanding warrants were exercisable. The following table summarizes information related to exercisable and outstanding warrants as of December 31, 2020.

Range of Exercise Prices	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.96	6,570,916	$0.96	1.1
$2.00	50,000	2.00	2.1
$5.25	25,000	5.25	0.1
	6,645,916	$0.98	1.1

Note 13. INVOLUNTARY CONVERSION OF ASSETS

In 2020, we wrote down assets, consisting primarily of a building, machinery and equipment, in the amount of $0.9 million and incurred other costs of $0.1 million as a result of hurricane damage that occurred in August 2020. This event damaged our Lake Charles, Louisiana property, and operations at that facility were shut down in September 2020. We expect insurance recoveries will cover our asset loss to the extent it exceeds our $0.1 million deductible under our insurance policy. In September 2020, we received an advance on the insurance settlement of $0.3 million and we accrued a receivable for the additional $0.7 million of expected insurance proceeds related to our asset loss. The resulting $0.1 million net loss on involuntary conversion of assets is included in selling, general and administrative expenses in our consolidated financial statements. The insurance proceeds receivable is included in other current assets on our consolidated balance sheets. The final settlement with the insurer on this matter will likely differ from the total proceeds we estimated as of December 31, 2020. We accrue estimated insurance proceeds receivable when the proceeds are estimable and probable of collection. Given the nature of recoveries of lost profits under business interruption insurance we have not accrued insurance proceeds receivable for any potential recoveries of lost profits under our insurance policy.

RiceBran Technologies

Notes to Consolidated Financial Statements

Note 14. Income Taxes

Deferred tax asset (liability) is comprised of the following (in thousands):

	December 31
	2020	2019
Net operating loss carryforwards	$11,473	$7,672
Stock options and warrants	576	420
Property	50	138
Intangible assets	(9)	66
Capitalized expenses	85	54
Other	135	210
Operating right-of-use lease assets	(652)	(667)
Operating right-of-use lease liabilities	763	794
Net deferred tax assets	12,421	8,687
Less: Valuation allowance	(12,421)	(8,687)
Deferred tax asset (liability)	$-	$-

We have determined it is more likely than not that our deferred tax assets will not be realized. Accordingly, we have provided a valuation allowance for deferred tax assets.

The following table summarizes the change in the valuation allowance (in thousands):

	2020	2019
Vaulation allowances, beginning of year	$8,687	$5,398
Net operating loss	3,039	3,284
Expiration of net operating losses and limitations	(20)	(7)
Adjustment to deferred taxes	(51)	29
Impact of state tax rate change	746	26
Other adjusments	20	(43)
Valuation allowance, end of year	$12,421	$8,687

As of December 31, 2020, net operating loss (NOL) carryforwards for U.S. federal tax purposes totaled $43.2 million. NOLs generated after December 31, 2017, do not expire. Federal NOLs of $9.9 million expire at various dates from 2021 through 2037 and federal NOLs of $33.2 million do not expire. NOL carryforwards for state tax purposes totaled $51.6 million at December 31, 2020 and expire at various dates from 2021 through 2040.

Our ability to utilize previously accumulated NOL carryforwards is subject to substantial annual limitations due to the changes in ownership provisions of the Internal Revenue Code (IRC) of 1986, as amended, and similar state regulations.  Prior to 2019, we experienced several ownership changes as defined in IRC Section 382(g). In general, the annual limitation is equal to the value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurred.  Any unused annual limitation may generally be carried over to later years until the NOL carryforwards expire.  Accordingly, we have reduced our NOL by $24.9 million in the table above to reflect these limitations.

We are subject to taxation in the U.S. federal jurisdiction and various state and local jurisdictions. We record liabilities for income tax contingencies based on our best estimate of the underlying exposures. We are open for audit by the IRS for years after 2016 and, generally, by U.S. state tax jurisdictions after 2015.

RiceBran Technologies

Notes to Consolidated Financial Statements

Reconciliations between the amounts computed by applying the U.S. federal statutory tax rate to loss before income taxes, and income tax expense (benefit) follows (in thousands):

	2020	2019
Income tax benefit at federal statutory rate	$(2,459)	$(2,928)
Increase (decrease) resulting from:
State tax benefit, net of federal tax effect	(623)	(437)
Effect of change in state tax rate	(746)	(26)
Change in valuation allowance	3,734	3,341
Expirations of net operating losses and application of IRC 382 limitation	20	7
Adjustments to deferreds	51	(29)
Other	42	72
Income tax expense	$19	$-

Based on an analysis of tax positions taken on income tax returns filed, we determined no material liabilities related to uncertain income tax positions existed as of December 31, 2020 or 2019. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and local tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.

CARES, among other things, includes provisions relating to Payroll Protection Program (PPP) loans, refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds and modifications to the net interest deduction limitations. The Consolidated Appropriations Act (CAA), 2021, enacted into U.S. law on December 27, 2020, provides clarity on the tax treatment of CARES PPP loans and refundable payroll tax credits under CARES, among other things. Some of the CAA provisions are expected to be effective retroactively for years prior to 2020. Except for the impact of the PPP loan we received under CARES, see Note 11, we do not anticipate CARES or CAA will have a material impact on our financial position, results of operations or cash flows.

Note 15. INCOME (Loss) per Share (EPS)

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

Below are reconciliations of the numerators and denominators in the EPS computations.

	2020	2019
NUMERATOR (in thousands):
Basic and diluted - loss from continuing operations	$(11,730)	$(13,735)

DENOMINATOR:
Weighted average number of shares of shares of common stock outstanding	41,019,802	32,359,316
Weighted average number of shares of common stock underlying vested restricted stock units	111,980	-
Basic EPS - weighted average number of shares outstanding	41,131,782	32,359,316
Effect of dilutive securities outstanding	-	-
Diluted EPS - weighted average number of shares outstanding	41,131,782	32,359,316

RiceBran Technologies

Notes to Consolidated Financial Statements

No effects of potentially dilutive securities outstanding were included in the calculation of diluted EPS for 2020 and 2019, because to do so would be anti-dilutive as a result of our loss from continuing operations. Potentially dilutive securities outstanding during 2020 and 2019 included our outstanding convertible preferred stock, options, warrants, nonvested restricted stock units and nonvested stock. Those potentially dilutive securities, further described in Note 12, could potentially dilute EPS in the future.

Note 16. Fair Value Measurement

Derivative financial instruments are carried at fair value, on a recurring basis, in accumulated OCI, and fair value is based on the quoted prices of the financial instruments (Level 1 measurements). There were no derivative financial instruments outstanding at December 31, 2020 or 2019. The fair value of cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable, commodities payable and short-term debt approximated their carrying value due to shorter maturities. As of December 31, 2020, the fair value of our operating lease liabilities was approximately $0.2 million higher than their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements). As of December 31, 2020, the fair values of our long-term debt and finance lease liabilities approximated their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements).

Note 17. Commitments and Contingencies

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

Legal Matters

From time to time we are involved in litigation incidental to the conduct of our business. These matters may relate to employment and labor claims, patent and intellectual property claims, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations. When applicable, we record accruals for contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. Defense costs are expensed as incurred and are included in professional fees. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits and other proceedings had or are expected to have a material effect on our financial position or results of operations in 2020 and 2019, except for a contract dispute settled in 2020. During 2020, we recognized $0.8 million in cost of goods sold related to the resolution of that contract dispute.

Note 18. Related Party Transactions

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

NOTE 19. TRANSACTIONS WITH EMPLOYEES

During the three months ended March 31, 2019, we paid $1.4 million to entities owned by our former employee, Wayne Wilkison. As of December 31, 2020 and 2019, no amounts were owed to these entities.

NOTE 20. FAILURE TO COMPLY WITH NASDAQ LISTING REQUIREMENTS

On July 27, 2020, we received a notification letter from The Nasdaq Stock Market LLC (Nasdaq) indicating that we have failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2).  Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum bid price of $1.00. To regain compliance with this listing rule, the closing bid price of our common stock had to be at least $1.00 for a period of Nasdaq discretion, of at least 10, but not to exceed 20, consecutive business days.  We requested and obtained an extension of time to regain compliance with the minimum bid price requirement which was to end July 26, 2021. Subsequently, on February 17, 2021, we received a letter from Nasdaq confirming that we had regained compliance with this requirement.

PART II

(continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a and Rule15d-15(e)) under the Exchange Act was performed as of December 31, 2020, under the supervision and with the participation of our current management, including our current Executive Chairman, Chief Financial Officer, and Chief Accounting Officer.  Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer to allow timely decisions regarding required disclosures.

Based on this evaluation, our Executive Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of current management, including our current Executive Chairman, Chief Financial Officer, and Chief Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control - Integrated Framework (the 2013 Framework).” Based on this analysis, our management concluded that as of December 31, 2020, our internal control over financial reporting was effective based upon the criteria set forth by the 2013 Framework.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

See Exhibit Index attached hereto.

The Financial Statements are included under Item 8.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

3.01.01	Restated and Amended Articles of Incorporation filed with the Secretary of State of California on December 13, 2001	10-KSB	000-32565	3.3	April 16, 2002
3.01.02	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on August 4, 2003	SB-2	333-129839	3.01.1	November 21, 2005
3.01.03	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on October 31, 2003	10-QSB	000-32565	3.4	November 19, 2003
3.01.04	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on September 29, 2005	SB-2	333-129839	3.03	November 21, 2005
3.01.05	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on August 20, 2007	10-Q	000-32565	3.1	August 14, 2007
3.01.06	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on June 30, 2011	8-K	000-32565	3.1	July 5, 2011
3.01.07	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on July 12, 2013	10-Q	000-32565	3.1	August 14, 2013
3.01.08	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on May 30, 2014	S-3	333-196541	3.01.08	June 5, 2014
3.01.09	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on February 15, 2017	S-3	333-217131	3.1.9	April 04, 2017
3.01.10	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on June 18, 2020	10-Q	001-36245	3.1	August 12, 2020
3.02	Certificate of Designation of the Rights, Preferences, and Privileges of the Series A Preferred Stock filed with the Secretary of State of California on December 13, 2001	SB-2	333-89790	4.1	June 4, 2002
3.03	Certificate of Determination, Preferences and Rights of Series B Convertible Preferred Stock filed with the Secretary of State of California on October 4, 2005	8-K	000-32565	3.1	October 4, 2005
3.04	Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock filed with the Secretary of State of California on May 10, 2006	8-K	000-32565	3.1	May 15, 2006
3.05	Certificate of Determination, Preferences and Rights of the Series D Convertible Preferred Stock, filed with the Secretary of State of California on October 17, 2008	8-K	000-32565	3.1	October 20, 2008
3.06	Certificate of Determination, Preferences and Rights of the Series E Convertible Preferred Stock, filed with the Secretary of State of California on May 7, 2009	8-K	000-32565	3.1	May 8, 2009
3.07	Certificate of Determination, Preferences and Rights of the Series F Convertible Preferred Stock, filed with the Secretary of State of California on February 18, 2016	8-K	001-36245	3.1	February 23, 2016
3.08	Form of Certificate of Determination of Preferences and Rights of Series G Convertible Preferred Stock, filed with the Secretary of State of California on February 9, 2017	8-K	001-36245	3.1	February 15, 2017
3.09.1	Bylaws	SB-2	333-134957	3.05	June 12, 2006
3.09.2	Amendment of Bylaws, effective June 19, 2007	8-K	000-32565	3.1	June 25, 2007
3.09.3	Amendment of Bylaws, effective December 4, 2009	8-K	000-32565	3.1	December 10, 2009

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

3.09.4		Amendment of Bylaws, effective as of February 13, 2017	S-3	333-217131	3.9.4	April 04, 2017
3.1		Amendment to Bylaws, effective July 30, 2019	8-K	001-36245	3.1	August 5, 2019
3.10		Certificate of Ownership dated October 3, 2012	8-K	000-32565	3.01	October 10, 2012
4.01		Form of Warrant (Private Placement)	8-K	001-36245	4.1	October 1, 2014
4.02		Form of Warrant (Preferred Private Placement)	8-K	001-36245	4.1	February 15, 2017
4.03		Lender Warrant dated May 12, 2015	8-K	001-36245	10.6	May 15, 2015
4.04		Form of Warrant (Debt Private Placement)	8-K	001-36245	4.3	February 15, 2017
4.05		Form of Warrant (Amendment to Subordinated Debt)	8-K	001-36245	4.4	February 15, 2017
4.06		Description of Registrant’s Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended					X
10.01	*	Employment Agreement with Todd T. Mitchell dated May 28, 2019	10-Q	001-36245	10.2	May 5, 2020
10.02	*	Amended and Restated 2014 Equity Incentive Plan, as amended on June 17, 2020	8-K	001-36245	10.2	July 17, 2020
10.03	*	Form of Award of Deferred and Restricted Stock Units for 2014 Equity Incentive Plan	8-K	001-36245	10.3	July 17, 2020
10.04	*	Form of Stock Option Agreement for 2014 Equity Incentive Plan	10-K	001-36245	10.72	March 31, 2015
10.05	*	Form of Restricted Stock Award Agreement for 2014 Equity Incentive Plan	10-K	001-36245	10.73	March 31, 2015
10.06	*	Form of RSU Award Agreement for 2014 Equity Incentive Plan	8-K	001-36245	10.1	October 3, 2018
10.07	*	Form of Indemnification Agreement for officers and directors	10-Q	000-32565	10.2	May 12, 2011
10.08	Form of Securities Purchase Agreement dated February 9, 2017 (Preferred Private Placement)	8-K	001-36245	10.1	February 15, 2017
10.09	Registration Rights Agreement dated February 13, 2017 (Preferred Private Placement)	8-K	001-36245	10.2	February 15, 2017
10.10	Form of Securities Purchase Agreement dated February 9, 2017 (Debt Private Placement)	8-K	001-36245	10.3	February 15, 2017
10.11	Registration Rights Agreement dated February 13, 2017 (Debt Private Placement)	8-K	001-36245	10.4	February 15, 2017
10.12	Form of Registration Rights Agreement dated September 13, 2017	8-K	001-36245	10.2	September 15, 2017
10.13	Asset Purchase Agreement with Golden Ridge Rice Mills, LLC	8-K	001-36245	10.2	November 6, 2018
10.14	Agreement for Purchase and Sale with Republic Business Credit, LLC dated October 28, 2019	8-K	001-36245	10.1	November 1, 2019
10.15	Purchase Agreement dated December 17, 2019 (Public Offering)	8-K	001-36245	1.1	December 19, 2019
10.16	Form of Registration Rights Agreement dated March 7, 2019	8-K	001-36245	10.3	March 13, 2019
10.17	At Market Issuance Sales Agreement with B Riley FBR, Inc	8-K	001-36245	10.1	March 30, 2020
10.18	Promissory Note dated as of April 15, 2020	8-K	001-36245	10.1	April 16, 2020
10.19	Mortgage Agreement and Amendment for Purchase and Sale with Republic Business Credit, LLC	8-K	001-36245	10.1	July 17, 2020
10.20	Severance Agreement with Brent R. Rystrom	10-Q	001-36245	10.4	November 5, 2020
10.21	Employment Agreement (Offer Letter) with Peter G. Bradley dated August 12, 2020					X
21	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

24.1		Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)
31.1		Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2		Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	@	XBRL Instance Document	X
101.SCH	@	XBRL Taxonomy Extension Schema Document	X
101.CAL	@	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	@	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	@	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	@	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
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

RICEBRAN TECHNOLOGIES

Date: February 25, 2021	By:	/s/ Peter G. Bradley
Peter G. Bradley
Director and Executive Chairman

Power of Attorney

Each person whose signature appears below constitutes and appoints Peter G. Bradley, true and lawful attorney-in-fact, with the power of substitution, for him/her in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Peter G. Bradley	Director and Executive Chairman	February 25, 2021
Peter G. Bradley

Principal Financial Officer and Principal Accounting Officer:

/s/ Todd T. Mitchell	Chief Financial Officer	February 25, 2021
Todd T. Mitchell

Additional Directors:

/s/ Beth Bronner	Director	February 25, 2021
Beth Bronner

/s/ David I. Chemerow	Director	February 25, 2021
David I. Chemerow

/s/ Ari Gendason	Director	February 25, 2021
Ari Gendason

/s/ Brent D. Rosenthal	Director and Chairman	February 25, 2021
Brent D. Rosenthal