Form 10-Q
period 2021-03-31
RiceBran Technologies
filed 2021-04-28
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 28, 2021, there were 45,451,966 shares of common stock outstanding.

RiceBran Technologies

Index

Form 10-Q

Cautionary Note about Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue, liquidity or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services, products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. The forward-looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those projected in such forward-looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this Current Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020. We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this quarterly report.

Unless the context requires otherwise, references to “we,” “us,” “our” and “the Company” refer to RiceBran Technologies and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RiceBran Technologies

Condensed Consolidated Statements of Operations

(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020

Revenues	$8,605	$8,330
Cost of goods sold	7,933	8,735
Gross profit (loss)	672	(405)
Selling, general and administrative expenses	1,741	2,550
Loss on disposition of property and equipment	7	-
Operating loss	(1,076)	(2,955)
Interest income	1	11
Interest expense	(112)	(49)
Gain on extinguishment of PPP loan	1,792	-
Other expense	(13)	(45)
Other income	-	5
Income (loss) before income taxes	592	(3,033)
Income tax benefit	(1)	-
Net income (loss)	$591	$(3,033)

Earnings (loss) per common share:
Basic	$0.01	$(0.08)
Diluted	$0.01	$(0.08)

Weighted average number of shares outstanding:
Basic	45,635,185	39,963,155
Diluted	46,556,247	39,963,155

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies

Condensed Consolidated Balance Sheets

(Unaudited) (in thousands, except share amounts)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$5,418	$5,263
Accounts receivable, net of allowance for doubtful accounts of $3 and $9	3,627	2,819
Inventories	1,494	1,878
Other current assets	1,722	1,380
Total current assets	12,261	11,340
Property and equipment, net	15,860	16,367
Operating lease right-of-use assets	2,372	2,452
Goodwill	3,915	3,915
Intangible assets	670	722
Total assets	$35,078	$34,796

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,076	$955
Commodities payable	1,381	825
Accrued salary, wages and benefits	774	601
Accrued expenses	499	536
Operating lease liabilities, current portion	353	344
Due under insurance premium finance agreements	248	126
Due under factoring agreement	2,334	1,785
Finance lease liabilities, current portion	89	82
Long-term debt, current portion	596	572
Total current liabilities	7,350	5,826
Operating lease liabilities, less current portion	2,190	2,330
Finance lease liabilities, less current portion	123	113
Long-term debt, less current portion	1,154	3,107
Total liabilities	10,817	11,376
Commitments and contingencies
Shareholders' equity:
Preferred stock, 20,000,000 shares authorized: Series G, convertible, 3,000 shares authorized, stated value $225, 225 shares, issued and outstanding	112	112
Common stock, no par value, 150,000,000 shares authorized, 45,274,030 shares and 45,238,087 shares, issued and outstanding	322,468	322,218
Accumulated deficit	(298,319)	(298,910)
Total shareholders' equity	24,261	23,420
Total liabilities and shareholders' equity	$35,078	$34,796

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies

Condensed Consolidated Statements of Cash Flows

(Unaudited) (in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities:
Net income (loss)	$591	$(3,033)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	612	579
Amortization	53	59
Stock and share-based compensation	253	312
Gain on extinguishment of PPP loan	(1,792)	-
Other	(18)	(79)
Changes in operating assets and liabilities:
Accounts receivable	(808)	(1,315)
Inventories	384	(1,018)
Accounts payable and accrued expenses	508	231
Commodities payable	556	1,108
Other	(340)	(178)
Net cash used in operating activities	(1)	(3,334)
Cash flows from investing activities:
Purchases of property and equipment	(325)	(221)
Net cash used in investing activities	(325)	(221)
Cash flows from financing activities:
Advances on factoring agreement	7,407	7,455
Payments on factoring agreement	(6,883)	(6,995)
Advances on insurance premium finance agreements	279	344
Payments on insurance premium finance agreements	(157)	(144)
Payments of debt and finance lease liabilities	(165)	(32)
Net cash provided by financing activities	481	628
Net change in cash and cash equivalents and restricted cash	$155	$(2,927)

Cash and cash equivalents and restricted cash, beginning of period	5,263	8,444
Cash and cash equivalents and restricted cash, end of period	5,418	5,517
Net change in cash and cash equivalents and restricted cash	$155	$(2,927)

Supplemental disclosures:
Cash paid for interest	$85	$26
Cash paid for income taxes	$1	$-

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

These interim financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2020, which included all disclosures required by generally accepted accounting principles.

The results reported in these interim financial statements are not necessarily indicative of the results to be expected for the full fiscal year, or any other future period, and have been prepared based on the realization of assets and the satisfaction of liabilities in the normal course of business.

NOTE 2. BUSINESS

We are a specialty ingredient company focused on the development, production, and marketing of products derived from traditional and ancient small grains. We create and produce products utilizing proprietary processes to deliver improved nutrition, ease of use, and extended shelf-life, while addressing consumer demand for all natural, non-GMO and organic products. We believe our products are valuable alternatives to traditional food ingredients.

Notably, we apply our proprietary technologies to convert raw rice bran into stabilized rice bran (SRB), and high value-added derivative products including: RiBalance, a rice bran nutritional package derived from SRB; RiSolubles, a nutritious, carbohydrate and lipid rich fraction of RiBalance; RiFiber, a fiber rich insoluble derivative of RiBalance and ProRyza, a rice bran protein-based product; as well as a variety of other valuable derivatives extracted from these core products.

In granular form, SRB is an ingredient used in products for human and animal consumption. We believe SRB has certain qualities that make it more attractive than ingredients based on the by-products of other agricultural commodities, including corn, soybeans, wheat, and yeast.  Our SRB products and SRB derivatives support the production of healthy, natural, hypoallergenic, gluten free, and non-genetically modified ingredients and supplements for use in meats, baked goods, cereals, coatings, health foods, and high-end animal nutrition.  Our target customers are food and animal nutrition manufacturers, wholesalers and retailers, both domestically and internationally.

We manufacture and distribute SRB from four locations: two facilities located within supplier-owned rice mills in Arbuckle and West Sacramento, California; one company-owned facility in Mermentau, Louisiana; and our own rice mill in Wynne, Arkansas.  At our Dillon, Montana facility, we produce SRB-based products and derivatives through proprietary processes.  Our rice mill in Wynne, Arkansas also supplies grades U.S. No. 1 and No. 2 premium long and medium white rice, and our grain processing facility in East Grand Forks, Minnesota, mills a variety of traditional, and ancient, small grains. Given the integrated nature of these facilities, we have one reporting unit and one operating segment, specialty ingredients.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4. CASH AND CASH EQUIVALENTS

As of March 31, 2021, we have $2.4 million of cash and cash equivalents invested in a money market fund with net assets invested in U.S. Dollar denominated money market securities of domestic and foreign issuers, U.S. Government securities and repurchase agreements. We consider all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

We have cash on deposit in excess of federally insured limits at a bank. We do not believe that maintaining substantially all such assets with the bank or investing in a liquid mutual fund represent material risks.

NOTE 5. ACCOUNTS RECEIVABLE AND REVENUES

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

	Customer
	A	B
% of revenue, three months ended March 31, 2021	7%	10%
% of revenue, three months ended March 31, 2020	8%	17%

% of accounts receivable, as of March 31, 2021	10%	10%
% of accounts receivable, as of December 31, 2020	17%	1%

The following table presents revenues by geographic area shipped to (in thousands).

	Three Months Ended March 31,
	2021	2020
United States	$8,196	$7,968
Other countries	409	362
Revenues	$8,605	$8,330

NOTE 6. INVENTORIES

The following table details the components of inventories (in thousands).

	March 31,	December 31,
	2021	2020
Finished goods	$1,235	$1,512
Raw materials	174	236
Packaging	85	130
Inventories	$1,494	$1,878

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7. PROPERTY AND EQUIPMENT

The following table details the components of property and equipment (amounts in thousands).

	March 31,	December 31
	2021	2020	Estimated Useful Lives
Land	$730	$730
Furniture and fixtures	276	276	5-10 years
Plant	9,377	9,377	20-40 years, or life of lease
Computer and software	1,060	1,060	3-5 years
Leasehold improvements	1,880	1,880	4-15 years, or life of lease
Machinery and equipment	16,504	16,402	5-15 years
Property and equipment, cost	29,827	29,725
Less accumulated depreciation	13,967	13,358
Property and equipment, net	$15,860	$16,367

Amounts payable for property and equipment included in accounts payable of less than $0.1 million at March 31, 2021, and $0.3 million at December 31, 2020.  Assets which had not yet been placed in service, included in property and equipment, totaled $0.7 million at March 31, 2021, and $0.6 million at December 31, 2020.

Involuntary Conversion

In 2020, we wrote down assets, consisting primarily of a building, machinery and equipment, in the amount of $0.9 million and incurred other costs of $0.1 million as a result of hurricane damage that occurred in August 2020 to our Lake Charles, Louisiana property.  Operations at this facility have been shut down since September 2020, while this facility is being repaired.  We currently expect insurance recoveries will cover our asset loss to the extent it exceeds our $0.1 million deductible under our insurance policy.  In September 2020, we received an advance on the insurance settlement of $0.3 million and we accrued a receivable for the additional $0.7 million of expected insurance proceeds related to our asset loss.  The resulting $0.1 million net loss on involuntary conversion of assets was included in selling, general and administrative expenses in our consolidated financial statements in the third quarter of 2020.  A $0.7 million insurance proceeds receivable is included in other current assets on our consolidated balance sheet as of March 31, 2021 and December 31, 2020.  The final settlement with the insurer on this matter will likely differ from the total proceeds we have estimated as of March 31, 2021.  We accrue estimated insurance proceeds receivable when the proceeds are estimable and probable of collection.  Given the nature of recoveries of lost profits under business interruption insurance we have not accrued insurance proceeds receivable for any potential recoveries of lost profits.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8. LEASES

The components of lease expense and cash flows from leases (amounts in thousands) follow.

	Three Months Ended March 31,
	2021	2020
Finance lease cost:
Amortization of right-of use assets, included in cost of goods sold	$21	$21
Interest on lease liabilities	3	4
Operating lease cost, included in selling, general and administrative expenses:
Fixed leases cost	129	130
Variable lease cost	38	15
Short-term lease cost	-	3
Total lease cost	$191	$173

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$4	$4
Operating cash flows from operating leases	$129	$130
Financing cash flows from finance leases	$26	$26

As of March 31, 2021, variable lease payments do not depend on a rate or index. As of March 31, 2021, property and equipment, net, includes $0.2 million of finance lease right-of-use-assets, with an original cost of $0.4 million. During 2021, we financed the purchase of less than $0.1 million of property and equipment in noncash finance lease transactions.

As of March 31, 2021, we do not believe it is certain that we will exercise any renewal options. The remaining terms of our leases and the discount rates used in the calculation of the fair value of our leases as of March 31, 2021, follows.

	Operating Leases			Finance Leases
Remaining leases terms (in years)	2.6	-	11.9	0.7	-	3.3
Weighted average remaining lease terms (in years)			6.7			2.5
Discount rates	6.3%	-	9.0%	4.3%	-	6.0%
Weighted average discount rate			7.7%			5.3%

Maturities of lease liabilities as of March 31, 2021, follows (in thousands).

	Operating	Finance
	Leases	Leases
2021 (nine months ended December 31, 2021)	$355	$102
2022	548	83
2023	528	52
2024	429	13
2025	439	-
Thereafter	1,029	-
Total lease payments	3,328	250
Amounts representing interest	(785)	(38)
Present value of lease obligations	$2,543	$212

NOTE 9. DEBT

We finance certain amounts owed for annual insurance premiums under financing agreements. As of March 31, 2021, amounts due under insurance premium financing agreements are due in monthly installments of principal and interest through November 2021, at interest rates of 4.0% per year.

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

Due under factoring agreement consists of the following (in thousands).

	March 31,	December 31,
	2021	2020
Borrowings outstanding	$2,387	$1,860
Debt issuance costs, net	(53)	(75)
Due under factoring agreement	$2,334	$1,785

Additional information related to our factoring obligation follows.

	Three Months Ended March 31,
	2021	2020
Average borrowings outstanding (in thousands)	$879	$1,152
Amortization of debt issuance costs (in thousands)	$23	$23
Fees paid, as a percentage of average oustanding borrowings	1.5%	3.9%
Interest paid, as a percentage of average outstanding borrowings	1.8%	1.7%

Long-term debt consists of the following (in thousands).

	March 31,	December 31,
	2021	2020
Mortgage promissory note - Dated September 2020. Interest accrues at an annual rate which is the greater of 11.0% above the lender's prime rate and 14.3%. Payable in monthly installments through June 2022. Net of $21 debt issuance costs at March 31, 2021.	$1,686	$1,817
Payroll Protection Program note - Dated April 2020. Interest accrued at an annual rate of 1.0%. Forgiven in January 2021.	-	1,792
Equipment notes - Initially recorded in November 2018, in the acquisition of Golden Ridge, at the present value of future payments using a discount rate of 4.8% per year, which we determined approximated the market rate for similar debt with similar maturities as of the date of acquisition. Payable in monthly installments. Expire at dates ranging through 2022.	32	37
Equipment note - Dated December 2019. Due in monthly installments through December 2024. Interest accrues at the effective discount rate of 9.3% per year.	32	33
Total long term debt, net	$1,750	$3,679

In April 2020, we received $1.8 million on a Small Business Administration (SBA) Payroll Protection Program (PPP) loan as provided for in the Coronavirus Aid, Relief and Economic Security Act (CARES), enacted into U.S. law in March 2020.  Under certain conditions, the loan and accrued interest were forgivable, if the loan proceeds were used for maintaining workforce levels.  As of December 31 2020, payments on the PPP loan were deferred under the terms of the program.  Interest accrued at an annual rate of 1.0%.  The loan proceeds were used for maintaining workforce levels and the entire loan and related accrued interest was forgiven, in its entirety in January 2021.  As discussed further in Note 14, our compliance with the loan program is subject to potential audit by the SBA.

In July 2020, we entered into a mortgage agreement with a lender pursuant to a promissory note. In September 2020, we borrowed $1.0 million on the note and, in October 2020, we borrowed the remaining $1.0 million available on the note. Interest on this note accrues at an annual rate which is the greater of 11.0% above the lender’s prime rate and 14.3%.  In addition, we incurred a facility fee equal to 1.0% of the amount of each advance under the promissory note. The principal amount of the note must be repaid in monthly installments ending in June 2022. The note is secured by certain real property and personal property assets located in Wynne, Arkansas. As of March 31, 2021, the note bore interest at an annual rate of 14.3%.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Future principal maturities of long-term debt outstanding as of March 31, 2021, follow (in thousands).

2021 (nine months ended December 31, 2021)	$456
2022	1,297
2023	9
2024	9
Principal maturities	1,771
Debt issuance costs	(21)
Total long term debt, net	$1,750

NOTE 10. EQUITY, SHARE-BASED COMPENSATION AND WARRANTS

A summary of equity activity for the three months ended March 31, 2021 and 2020, follows (in thousands, except share amounts).

	Shares
	Preferred Series G	Common	Preferred Stock	Common Stock	Accumulated Deficit	Equity
Balance, December 31, 2020	225	45,238,087	$112	$322,218	$(298,910)	$23,420
Common stock awards under equity incentive plans	-	29,943	-	250	-	250
Common stock issued to vendor	-	6,000	-	3	-	3
Other	-	-	-	(3)	-	(3)
Net income	-	-	-	-	591	591
Balance, March 31, 2021	225	45,274,030	$112	$322,468	$(298,319)	$24,261

	Shares
	Preferred Series G	Common	Preferred Stock	Common Stock	Accumulated Deficit	Equity
Balance, December 31, 2019	225	40,074,483	$112	$318,811	$(287,180)	$31,743
Common stock awards under equity incentive plans	-	17,534	-	312	-	312
Net loss	-	-	-	-	(3,033)	(3,033)
Balance, March 31, 2020	225	40,092,017	$112	$319,123	$(290,213)	$29,022

Share-based compensation by type of award for the three months ended March 31, 2021, follows (in thousands).

Common stock, vested at issuance and nonvested at issuance	$28
Stock options	36
Restricted stock units	186
Compensation expense related to common stock awards issued under equity incentive plan	$250

In the three months ended March 31, 2021, we issued to an employee 29,943 shares of common stock (average $0.94 grant date fair value per share) which were vested at issuance.

In the three months ended March 31, 2021, holders forfeited options for the purchase of up to 18,905 shares of common stock (average $11.54 per share exercise price, average 7.5-year remaining life).

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Restricted stock unit (RSU) activity for the three months ended March 31, 2021, follows.

	RSU Shares Issued to Employees	Unrecognized Stock Compensation (in thousands)	Weighted Average Expense Period (Years)
Nonvested at December 31, 2020	1,495,400	$730	1.4
Granted	452,400	412	2.0
Expensed	-	(186)
Nonvested at March 31, 2021	1,947,800	$956	1.4

The shares of common stock subject to the RSUs granted in 2021 vest within two years of grant. The 2021 RSU grants were not subject to any market conditions and were valued using the market price of our common stock on the date of grant.

As of March 31, 2021, issuance of 836,803 shares of common stock subject to certain RSUs, 386,403 of which are vested, is deferred to the date the holder is no longer providing service to RiceBran Technologies.

In the three months ended March 31, 2021, warrants for the purchase of up to 25,000 shares of common stock ($5.25 per share exercise price) expired.

In April 2021, a warrant holder cash exercised a warrant for the purchase of 177,936 shares of common stock ($0.96 per share exercise price).

NOTE 11. INCOME TAXES

Our tax expense for the three months ended March 31, 2021 and 2020, differs from the tax expense computed by applying the U.S. statutory tax rate to net loss from continuing operations before income taxes as no tax benefits were recorded for tax losses generated in the U.S. As of March 31, 2020, we had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards. We provided a full valuation allowance against our deferred tax assets as future realization of such assets is not more likely than not to occur.

NOTE 12. EARNINGS PER SHARE (EPS)

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

Below are reconciliations of the numerators and denominators in the EPS computations for the three months ended March 31, 2021 and 2020.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

	2021	2020
NUMERATOR (in thousands):
Net income (loss)	$591	$(3,033)
Allocation of earnings to participating convertible preferred stock	(3)	-
Numerator for basic EPS - income (loss) available to common shareholders	588	(3,033)
Effect of dilutive securities:
Add back - allocation of earnings to participating convertible preferred stock	3	-
Reallocation of earnings to participating convertible preferred stock considering potentially dilutive securities	(3)	-
Numerator for diluted EPS - adjusted income (loss) available to common shareholders	$588	$(3,033)

DENOMINATOR:
Weighted average number of shares of shares of common stock outstanding	45,248,782	39,963,155
Weighted average number of shares of common stock underlying vested restricted stock units	386,403	-
Denominator for basic EPS - weighted average number of shares outstanding	45,635,185	39,963,155
Effect of dilutive securities:
Nonvested restricted stock units	845,893	-
Stock options	9,626	-
Warrants	65,543	-
Denominator for diluted EPS - adjusted weighted average number of shares outstanding	46,556,247	39,963,155

The effects of the following potentially dilutive securities, outstanding at March 31, 2021, were not included in the computation of diluted EPS for the three months ended March 31, 2021, because to do so would have been antidilutive: stock options for the purchase of 578,121 shares of our common stock and warrants for the purchase of 50,000 shares of our common stock.  No effects of potentially dilutive securities outstanding were included in the calculation of diluted EPS for the three months ended March 31, 2020, because to do so would be antidilutive as a result of our loss from continuing operations.  Potentially dilutive securities outstanding during the three months ended March 31, 2020, included our outstanding convertible preferred stock, options, warrants, nonvested restricted stock units and nonvested stock.

NOTE 13. FAIR VALUE MEASUREMENTS

The fair value of cash and cash equivalents, restricted cash, accounts and other receivables and accounts payable approximates their carrying value due to shorter maturities. As of March 31, 2021, the fair values of our operating lease liabilities were approximately $0.3 million higher than their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements). As of March 31, 2021, the fair values of our debt and finance lease liabilities approximated their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements).

NOTE 14. COMMITMENTS AND CONTINGENCIES

PPP Audit Contingency

As discussed in Note 9, the outstanding principal and related accrued interest on our PPP loan were completely forgiven in January 2021. The SBA may audit any PPP loan at its discretion through January 2027, six years after the date the SBA forgave the loan.  The SBA may review any or all of the following when auditing a PPP loan: whether the borrower qualified for the PPP loan, whether the PPP loan amount was appropriately calculated and the proceeds used for allowable purposes, and whether the loan forgiveness amount was appropriately determined.  We could be deemed ineligible for the PPP loan received in 2020 upon audit by the SBA.  We believe the SBA's stated intention is to focus its reviews on borrowers with loans greater than $2 million, thereby mitigating our future risk of an audit.  The SBA continues to develop and issue new and updated guidance regarding required borrower certifications and requirements for forgiveness of loans made under the program.

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

NOTE 15. RELATED PARTY TRANSACTIONS

Our director, Ari Gendason, is an employee and senior vice president and chief investment officer of Continental Grain Company (CGC). As of the date of this filing, CGC owns approximately 23.5% of our outstanding common stock. We have agreed that in connection with each annual or special meeting of our shareholders at which members of our board of directors are to be elected, or any written consent of our shareholders pursuant to which members of the board of directors are to be elected, CGC shall have the right to designate one nominee to our board of directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues of $8.6 million in the first quarter of 2021 increased $0.3 million, or 3.3%, compared to the first quarter of 2020.  This increase year-over-year was due to strong sales growth in SRB and SRB derivatives offset by a decline in sales of milled grains and co-products.  Notably, sales of SRB derivatives more than doubled in the first quarter of 2021 from the same period a year ago, while revenues from our Golden Ridge facility declined approximately 25% in the first quarter of 2021 from the first quarter of 2020 due to significant weather-related downtime in February 2021. Our MGI facility also saw a double-digit decline in revenue due to the timing of customer deliveries.

Gross profit was $0.7 million in the first quarter of 2021, compared to a gross loss of $0.4 million in the first quarter of 2020.  The $1.1 million increase in gross profit was primarily attributable to increases in productivity from higher milling yields and growth in hourly throughput from our Golden Ridge facility. The transition to gross profit in the first quarter of 2021 was also supported by the increase in sales of SRB and SRB derivatives sales compared to the first quarter of 2020.

Selling, general and administrative (SG&A) expenses were $1.7 million in the first quarter of 2021, compared to $2.6 million in the first quarter of 2020, a decrease of $0.8 million. This reduction was achieved through cuts in corporate support headcount and outside professional services, supported by process improvement and modest investments in technical support infrastructure. As a result of higher gross profits and lower SG&A, operating losses were $1.1 million in the first quarter of 2021, down from $3.0 million in the first quarter of 2020.

In January 2021, we recognized a $1.8 million gain on extinguishment of our Small Business Administration (SBA) Paycheck Protection Program (PPP) loan (see Notes 9 and 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the loan). As a result of lower operating losses and the nonrecurring gain on extinguishment of debt, net income in the first quarter of 2021 was $0.6 million, or $0.01 per share, compared to net losses of $3.0 million, or $0.08 per share, in the first quarter of 2020.

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

We have not had, and we do not expect, any of our facilities subject to government-mandated closures, and we have informed our customers that we anticipate operating throughout the COVID-19 outbreak. Disruption in the supply chain of raw materials used to produce our products, as a result of the COVID-19 outbreak, has not caused us to close any of our facilities, and to date, our employees have been reporting to work, either remotely or in-person without any material change in attendance or productivity. However, we cannot ensure that the COVID-19 outbreak will not cause disruptions to our business in the future.

In April 2020, we applied for, and received, a $1.8 million PPP loan as discussed further in Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements. We believe the funds from this loan enabled us to maintain our workforce levels during 2020 despite economic uncertainties related to our business resulting from the COVID-19 outbreak. The loan and accrued interest were to be forgivable, provided that the loan proceeds were used for the purpose of maintaining workforce levels. The loan and related accrued interest were completely forgiven in January 2021.

Liquidity and Capital Resources

We had $5.4 million in cash and equivalents as of March 31, 2021, an increase of $0.2 million from $5.3 million on December 31, 2020.  During the first quarter of 2021, we were able to offset cash operating losses with improved working capital management neutralizing cash used in operating activities.  Cash used for investing activities consisted of $0.3 million in capital expenditures, primarily for the purchase and installation of capital equipment at our Wynne, Arkansas and East Grand Forks, Minnesota facilities.  This was more than offset by $0.5 million in cash generated from financing activities, where increases in borrowing under our factoring facility and equipment financing more than offset principal payments on our term loan and other financing activities.

On March 30, 2020, we entered into a sales agreement with respect to an at-the-market (ATM) offering program, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $6.0 million.  In April 2020, we were approved for a $1.8 million SBA Payroll Protection Program loan as discussed further in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements.  In the first quarter of 2021, we did not raise any funds from the sale of shares under our ATM program, and the $1.8 million SBA Payment Protection Program loan was completely forgiven, which contributed to reducing total debt to $1.7 million at the end of the first quarter of 2021, compared to $3.7 million at the end of the prior quarter.  As of the date of this filing, management believes we have sufficient capital reserves to fund the operations of the business through the company’s expected transition to profitability or positive cash flow.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases with original terms of less than a year and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements.  On an ongoing basis, we evaluate the estimates, including, but not limited to, those related to revenue recognition.  As of March 31, 2021, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2020 Annual Report on Form 10-K.  We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments.  Actual results could differ from those estimates.

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

We evaluated, with the participation of our executive chairman, and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our executive chairman and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition, liquidity or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2021, we issued the securities described below without registration under the Securities Act.  The description below does not include issuances that were disclosed previously on Current Reports on Form 8-K. Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  All issuances below were made without any public solicitation, to a limited number of sophisticated persons and were acquired for investment purposes only.

During the quarter ended March 31, 2021, we issued 6,000 shares of common stock to a service provider, that is not a natural person, as compensation for service provided.  The shares were valued at an aggregate of $5,460.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached hereto and filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Here-with

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS (1)	XBRL Instance Document					X
101.SCH (1)	XBRL Taxonomy Extension Schema Document					X
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF (1)	XBRL Taxonomy Extension Calculation Definition Linkbase Document					X
101.LAB (1)	XBRL Taxonomy Extension Calculation Label Linkbase Document					X
101.PRE (1)	XBRL Taxonomy Extension Calculation Presentation Linkbase Document					X

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

Dated: April 28, 2021

/s/ Peter G. Bradley
Peter G. Bradley
Director and Executive Chairman

/s/ Todd T. Mitchell
Todd T. Mitchell
Chief Financial Officer