Form 10-Q
period 2021-06-30
RiceBran Technologies
filed 2021-08-03
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-36245

RiceBran Technologies

(Exact Name of Registrant as Specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	87-0673375 (I.R.S. Employer Identification No.)
25420 Kuykendahl Rd., Suite B300 Tomball, TX (Address of Principal Executive Offices)	77375 (Zip Code)

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

As of July 30, 2021, there were 45,487,609 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RiceBran Technologies

Condensed Consolidated Statements of Operations

(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$7,574	$5,903	$16,179	$14,233
Cost of goods sold	7,421	7,127	15,354	15,862
Gross profit (loss)	153	(1,224)	825	(1,629)
Selling, general and administrative expenses	1,933	2,307	3,674	4,857
(Gain) Loss on disposition and involuntary conversion of property and equipment	(1)	308	6	308
Operating loss	(1,779)	(3,839)	(2,855)	(6,794)
Interest income	-	8	1	19
Interest expense	(120)	(76)	(232)	(125)
Gain on extinguishment of PPP loan	-	-	1,792	-
Other expense	(24)	(42)	(37)	(87)
Other income	-	-	-	5
Loss before income taxes	(1,923)	(3,949)	(1,331)	(6,982)
Income tax expense	-	-	(1)	-
Net loss	$(1,923)	$(3,949)	$(1,332)	$(6,982)

Loss per common share:
Basic	$(0.04)	$(0.10)	$(0.03)	$(0.17)
Diluted	$(0.04)	$(0.10)	$(0.03)	$(0.17)

Weighted average number of shares outstanding:
Basic	45,864,385	40,052,163	45,749,785	40,007,660
Diluted	45,864,385	40,052,163	45,749,785	40,007,660

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited) (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net loss	$(1,923)	$(3,949)	$(1,332)	$(6,982)

Derivative financial instruments designated as cash flow hedges:
Losses arising during the period	-	(100)	-	(100)
Reclassification of losses realized to cost of goods sold	-	52	-	52
Net other comprehensive loss	-	(48)	-	(48)

Comprehensive loss	$(1,923)	$(3,997)	$(1,332)	$(7,030)

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies

Condensed Consolidated Balance Sheets

(Unaudited) (in thousands, except share amounts)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$4,010	$5,263
Accounts receivable, net of allowance for doubtful accounts of $9 and $9	2,556	2,819
Inventories	1,836	1,878
Other current assets	1,844	1,380
Total current assets	10,246	11,340
Property and equipment, net	15,588	16,367
Operating lease right-of-use assets	2,291	2,452
Goodwill	3,915	3,915
Intangible assets	620	722
Total assets	$32,660	$34,796

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$796	$955
Commodities payable	869	825
Accrued salary, wages and benefits	963	601
Accrued expenses	347	536
Operating lease liabilities, current portion	362	344
Due under insurance premium finance agreements	756	126
Due under factoring agreement	1,805	1,785
Finance lease liabilities, current portion	87	82
Long-term debt, current portion	1,598	572
Total current liabilities	7,583	5,826
Operating lease liabilities, less current portion	2,112	2,330
Finance lease liabilities, less current portion	109	113
Long-term debt, less current portion	49	3,107
Total liabilities	9,853	11,376
Commitments and contingencies
Shareholders' equity:
Preferred stock, 20,000,000 shares authorized: Series G, convertible, 3,000 shares authorized, stated value $225, 225 shares, issued and outstanding	112	112
Common stock, no par value, 150,000,000 shares authorized, 45,487,609 shares and 45,238,087 shares, issued and outstanding	322,937	322,218
Accumulated deficit	(300,242)	(298,910)
Total shareholders' equity	22,807	23,420
Total liabilities and shareholders' equity	$32,660	$34,796

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies

Condensed Consolidated Statements of Cash Flows

(Unaudited) (in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities:
Net loss	$(1,332)	$(6,982)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,219	1,157
Amortization	102	117
Stock and share-based compensation	548	664
Loss on diposition and involuntary conversion of property and equipment	6	308
Gain on extinguishment of PPP loan	(1,792)	-
Other	15	(107)
Changes in operating assets and liabilities:
Accounts receivable	262	1,090
Inventories	42	(1,111)
Accounts payable and accrued expenses	197	(201)
Commodities payable	44	(631)
Other	(727)	(675)
Net cash used in operating activities	(1,416)	(6,371)
Cash flows from investing activities:
Purchases of property and equipment	(540)	(843)
Proceeds from insurance on involuntary conversion	263	-
Net cash used in investing activities	(277)	(843)
Cash flows from financing activities:
Advances on factoring agreement	15,660	15,131
Payments on factoring agreement	(15,685)	(14,946)
Advances on insurance premium finance agreements	962	506
Payments on insurance premium finance agreements	(332)	(316)
Advances on long-term debt and finance lease liabilities	-	1,792
Payments on long-term debt and finance lease liabilities	(336)	(62)
Proceeds from common stock warrant exercises	171	12
Net cash provided by financing activities	440	2,117
Net change in cash and cash equivalents	$(1,253)	$(5,097)

Cash and cash equivalents, beginning of period	5,263	8,444
Cash and cash equivalents, end of period	4,010	3,347
Net change in cash and cash equivalents	$(1,253)	$(5,097)

Supplemental disclosures:
Cash paid for interest	$179	$79
Cash paid for income taxes	$16	$-

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (interim financial statements) of RiceBran Technologies and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q; therefore, they do not include all of the information and notes required by GAAP for complete financial statements. The interim financial statements contain all adjustments necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented of a normal and recurring nature necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented.

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

Notably, we apply our proprietary technologies to convert raw rice bran into stabilized rice bran ("SRB"), and high value-added derivative products including: RiBalance, a rice bran nutritional package derived from SRB; RiSolubles, a nutritious, carbohydrate and lipid rich fraction of RiBalance; RiFiber, a fiber rich insoluble derivative of RiBalance and ProRyza, a rice bran protein-based product; as well as a variety of other valuable derivatives extracted from these core products.

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

In June 2016, the Financial Accounting Standards Board ("FASB") issued guidance ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which changes the accounting for credit losses for certain instruments, including trade receivables, from an incurred loss method to a current expected loss method. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. The guidance, and subsequent guidance related to the topic, is effective for our annual and interim periods beginning in 2023 and must be adopted on a modified retrospective approach through cumulative-effect adjustment to retained earnings as of January 1, 2023. Based on the nature of our current receivables and our credit loss history, we do not expect the adoption of the guidance to have a significant impact on our results of operations, financial position, or cash flows.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4. CASH AND CASH EQUIVALENTS

As of June 30, 2021, we have $2.4 million of cash and cash equivalents invested in a money market fund with net assets invested in U.S. Dollar denominated money market securities of domestic and foreign issuers, U.S. Government securities and repurchase agreements. We consider all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

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

	Customer
	A	B	C	D
% of revenues, three months ended June 30, 2021	15%	15%	3%	2%
% of revenues, three months ended June 30, 2020	8%	4%	10%	3%

% of revenues, six months ended June 30, 2021	12%	11%	5%	2%
% of revenues, six months ended June 30, 2020	13%	5%	9%	2%

% of accounts receivable, as of June 30, 2021	13%	11%	7%	8%
% of accounts receivable, as of December 31, 2020	1%	7%	17%	10%

The following table presents revenues by geographic area shipped to (in thousands).

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
United States	$7,221	$5,532	$15,417	$13,500
Other countries	353	371	762	733
Revenues	$7,574	$5,903	$16,179	$14,233

NOTE 6. INVENTORIES

The following table details the components of inventories (in thousands).

	June 30,	December 31,
	2021	2020
Finished goods	$1,364	$1,512
Raw materials	351	236
Packaging	121	130
Inventories	$1,836	$1,878

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7. PROPERTY AND EQUIPMENT

The following table details the components of property and equipment (amounts in thousands).

	June 30,	December 31
	2021	2020	Estimated Useful Lives
Land	$730	$730
Furniture and fixtures	276	276	5	-	10 years
Plant	9,438	9,377	20	-	40 years, or life of lease
Computer and software	1,095	1,060	3	-	5 years
Leasehold improvements	1,880	1,880	4	-	15 years, or life of lease
Machinery and equipment	16,741	16,402	5	-	15 years
Property and equipment, cost	30,160	29,725
Less accumulated depreciation	14,572	13,358
Property and equipment, net	$15,588	$16,367

Amounts payable for property and equipment included in accounts payable of $0.1 million at June 30, 2021, and $0.3 million at December 31, 2020. Assets which had not yet been placed in service, included in property and equipment, totaled $0.9 million at June 30, 2021, and $0.6 million at December 31, 2020.

Involuntary Conversion

In 2020, we wrote down assets, consisting primarily of a building, machinery and equipment, in the amount of $0.9 million and incurred other costs of $0.1 million as a result of hurricane damage that occurred in August 2020 to our Lake Charles, Louisiana property. Operations at this facility have been shut down since September 2020, while this facility is being repaired. We currently expect insurance recoveries will cover our asset loss to the extent it exceeds our $0.1 million deductible under our insurance policy. In September 2020, we received an advance on the insurance settlement of $0.3 million and we accrued a receivable for the additional $0.7 million of expected insurance proceeds related to our asset loss. The resulting $0.1 million net loss on involuntary conversion of assets was included in selling, general and administrative expenses in our consolidated financial statements in the third quarter of 2020. During the three months ended June 30, 2021, we received $0.3 million of proceeds from the insurer. The insurance proceeds receivable included in other current assets on our consolidated balance sheet was $0.5 million at June 30, 2021, and $0.7 million as of December 31, 2020. The final settlement with the insurer on this matter will likely differ from the total proceeds we have estimated as of June 30, 2021. We accrue estimated insurance proceeds receivable when the proceeds are estimable and probable of collection. Given the nature of recoveries of lost profits under business interruption insurance we have not accrued insurance proceeds receivable for any potential recoveries of lost profits.

NOTE 8. LEASES

The components of lease expense and cash flows from leases (amounts in thousands) follow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of use assets, included in cost of goods sold	$22	$20	$43	$41
Interest on lease liabilities	3	4	6	8
Operating lease cost, included in selling, general and administrative expenses:
Fixed leases cost	128	131	257	261
Variable lease cost	37	33	75	48
Short-term lease cost	-	-	-	3
Total lease cost	$190	$188	$381	$361

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3	$4	$6	$8
Operating cash flows from operating leases	$128	$131	$257	$261
Financing cash flows from finance leases	$24	$20	$50	$46

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2021, variable lease payments do not depend on a rate or index. As of June 30, 2021, property and equipment, net, includes $0.3 million of finance lease right-of-use-assets, with an original cost of $0.4 million. During 2021, we financed the purchase of less than $0.1 million of property and equipment in noncash finance lease transactions.

As of June 30, 2021, we do not believe it is certain that we will exercise any renewal options. The remaining terms of our leases and the discount rates used in the calculation of the fair value of our leases as of June 30, 2021, follows.

	Operating Leases			Finance Leases
Remaining leases terms (in years)	2.3	-	11.7	0.4	-	3.8
Weighted average remaining lease terms (in years)			6.5			2.3
Discount rates	6.3%	-	9.0%	2.8%	-	7.3%
Weighted average discount rate			7.7%			5.2%

Maturities of lease liabilities as of June 30, 2021, follows (in thousands).

	Operating	Finance
	Leases	Leases
2021 (six months ended December 31, 2021)	$238	$50
2022	548	84
2023	528	54
2024	429	14
2025	439	1
Thereafter	1,029	-
Total lease payments	3,211	203
Amounts representing interest	(737)	(7)
Present value of lease obligations	$2,474	$196

NOTE 9. DEBT

We finance certain amounts owed for annual insurance premiums under financing agreements. As of June 30, 2021, amounts due under insurance premium financing agreements are due in monthly installments of principal and interest through February 2022, at an average interest rate of 3.7 % per year.

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

Due under factoring agreement consists of the following (in thousands).

	June 30,	December 31,
	2021	2020
Borrowings outstanding	$1,835	$1,860
Debt issuance costs, net	(30)	(75)
Due under factoring agreement	$1,805	$1,785

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Additional information related to our factoring obligation follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average borrowings outstanding (in thousands)	$1,564	$2,879	$1,223	$2,016
Amortization of debt issuance costs (in thousands)	$23	$23	$45	$45
Fees paid, as a percentage of average oustanding borrowings	1.5%	1.5%	2.9%	4.3%
Interest paid, as a percentage of average outstanding borrowings	1.6%	1.5%	3.4%	3.1%

Long-term debt consists of the following (in thousands).

	June 30,	December 31,
	2021	2020
Mortgage promissory note - Dated September 2020. Interest accrues at an annual rate which is the greater of 11.0% above the lender's prime rate and 14.3%. Payable in monthly installments through June 2022. Net of $18 and $26 debt issuance costs at June 30, 2021 and December 31, 2020.	$1,550	$1,817
Payroll Protection Program note - Dated April 2020. Interest accrued at an annual rate of 1.0%. Forgiven in January 2021.	-	1,792
Equipment notes - Initially recorded in November 2018, in an aquisition, at the present value of future payments using a discount rate of 4.8% per year. Payable in monthly installments through expiry dates ranging from May 2022 to August 2022.	30	37
Equipment note - Dated December 2019. Due in monthly installments through December 2024. Interest accrues at the effective discount rate of 9.3% per year.	30	33
Equipment note - Dated May 2021. Original principal $46. Due in monthly installments through June 2025. Interest accrues at the effective discount rate of 3.6% per year.	37	-
Total long term debt, net	$1,647	$3,679

In April 2020, we received $1.8 million on a Small Business Administration ("SBA") Payroll Protection Program ("PPP") loan as provided for in the Coronavirus Aid, Relief and Economic Security Act ("CARES"), enacted into U.S. law in March 2020. Under certain conditions, the loan and accrued interest were forgivable, if the loan proceeds were used for maintaining workforce levels. As of December 31 2020, payments on the PPP loan were deferred under the terms of the program. Interest accrued at an annual rate of 1.0%. The loan proceeds were used for maintaining workforce levels and the entire loan and related accrued interest was forgiven, in its entirety in January 2021. As discussed further in Note 14, our compliance with the loan program is subject to potential audit by the SBA.

In July 2020, we entered into a mortgage agreement with a lender pursuant to a promissory note. In September 2020, we borrowed $1.0 million on the note and, in October 2020, we borrowed the remaining $1.0 million available on the note. Interest on this note accrues at an annual rate which is the greater of 11.0% above the lender’s prime rate and 14.3%. In addition, we incurred a facility fee equal to 1.0% of the amount of each advance under the promissory note. The principal amount of the note must be repaid in monthly installments ending in June 2022. The note is secured by certain real property and personal property assets located in Wynne, Arkansas. As of June 30, 2021, the note bore interest at an annual rate of 14.3%.

Future principal maturities of long-term debt outstanding as of June 30, 2021, follow (in thousands).

2021 (six months ended December 31, 2021)	$317
2022	1,306
2023	18
2024	19
2025	5
Principal maturities	1,665
Debt issuance costs	(18)
Total long term debt, net	$1,647

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10. EQUITY, SHARE-BASED COMPENSATION AND WARRANTS

A summary of equity activity follows (in thousands, except share amounts).

	Shares
	Preferred		Preferred	Common	Accumulated
	Series G	Common	Stock	Stock	Deficit	Equity
Balance, December 31, 2020	225	45,238,087	$112	$322,218	$(298,910)	$23,420
Common stock awards under equity incentive plans	-	29,943	-	250	-	250
Common stock issued to vendor	-	6,000	-	3	-	3
Other	-	-	-	(3)	-	(3)
Net income	-	-	-	-	591	591
Balance, March 31, 2021	225	45,274,030	112	322,468	(298,319)	24,261
Common stock awards under equity incentive plans	-	29,643	-	290	-	290
Common stock issued to vendor	-	6,000	-	5	-	5
Exercise of common stock warrants	-	177,936	-	171	-	171
Other	-	-	-	3	-	3
Net loss	-	-	-	-	(1,923)	(1,923)
Balance, June 30, 2021	225	45,487,609	$112	$322,937	$(300,242)	$22,807

	Shares					Accumulated Other
	Preferred		Preferred	Common	Accumulated	Comprehensive
	Series G	Common	Stock	Stock	Deficit	Loss	Equity
Balance, December 31, 2019	225	40,074,483	$112	$318,811	$(287,180)	$-	$31,743
Common stock awards under equity incentive plans	-	17,534	-	312	-	-	312
Net loss	-	-	-	-	(3,033)	-	(3,033)
Balance, March 31, 2020	225	40,092,017	$112	$319,123	$(290,213)	$-	$29,022
Common stock awards under equity incentive plans	-	16,500	-	316	-	-	316
Common stock issued to vendors	-	31,304	-	36	-	-	36
Exercise of common stock warrants	-	67,577	-	12	-	-	12
Other comprehensive loss	-	-	-	-	-	(48)	(48)
Net loss	-	-	-	-	(3,949)	-	(3,949)
Balance, June 30, 2020	225	40,207,398	$112	$319,487	$(294,162)	$(48)	$25,389

Share-based compensation by type of award follows (in thousands).

	Three Months Ended
	June 30, 2021	March 31, 2021
Common stock, vested at issuance and nonvested at issuance	$32	$28
Stock options	35	36
Restricted stock units	223	186
Compensation expense related to common stock awards issued under equity incentive plan	$290	$250

In the three months ended March 31, 2021, we issued to an employee 29,943 shares of common stock (average $0.94 grant date fair value per share) which were vested at issuance. In the three months ended June 30, 2021, we issued to an employee 29,643 shares of common stock (average $1.09 grant date fair value per share) which were vested at issuance.

In the three months ended March 31, 2021, holders forfeited options for the purchase of up to 18,905 shares of common stock (average $11.54 per share exercise price, average 7.5-year remaining life). In the three months ended June 30, 2021, holders forfeited options for the purchase of up to 8,216 shares of common stock (average $1.90 per share exercise price, average 8.5-year remaining life).

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of restricted stock unit (RSU) activity follows.

	RSU Shares Issued	Unrecognized Stock Compensation (in thousands)	Weighted Average Expense Period (Years)
Nonvested at December 31, 2020	1,495,400	$730	1.4
Granted	452,400	412	2.0
Expensed	-	(186)
Nonvested at March 31, 2021	1,947,800	956	1.4
Granted	344,040	375	1.0
Vested	(450,400)	-
Expensed	-	(223)
Nonvested at June 30, 2021	1,841,440	$1,108	1.4

The shares of common stock subject to the RSUs granted in 2021 vest within two years of grant. The 2021 RSU grants are not subject to any market conditions and were valued using the market price of our common stock on the date of grant.

As of June 30, 2021, issuance of 1,180,843 shares of common stock subject to certain RSUs, 836,803 of which are vested, is deferred to the date the holder is no longer providing service to RiceBran Technologies.

In the three months ended March 31, 2021, warrants for the purchase of up to 25,000 shares of common stock ($5.25 per share exercise price) expired.

In the three months ended June 30, 2021, a warrant holder cash exercised a warrant for the purchase of 177,936 shares of common stock ($0.96 per share exercise price).

NOTE 11. INCOME TAXES

Our tax expense for the three and six months ended  June 30, 2021 and 2020, differs from the tax expense computed by applying the U.S. statutory tax rate to net loss as no tax benefits were recorded for tax losses generated in the U.S. As of June 30, 2021, we had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards. We provided a full valuation allowance against our deferred tax assets as future realization of such assets is not more likely than not to occur.

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

Diluted EPS is computed by dividing the net loss attributable to RiceBran Technologies common shareholders by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the impact of assumed exercises and conversions is dilutive. The dilutive effects of outstanding options, warrants, nonvested shares of common stock and nonvested restricted stock units that vest solely on the basis of a service condition are calculated using the treasury stock method. The dilutive effects of the outstanding preferred stock are calculated using the if-converted method.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Below are reconciliations of the numerators and denominators in the EPS.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
NUMERATOR (in thousands):
Denominator for basic and diluted EPS - net loss	$(1,923)	$(3,949)	$(1,332)	$(6,982)

DENOMINATOR:
Weighted average number of shares of shares of common stock outstanding	45,398,791	40,041,888	45,323,786	40,002,522
Weighted average number of shares of common stock underlying vested RSUs	465,594	10,275	425,999	5,138
Denominator for basic and diluted EPS - weighted average number of shares outstanding	45,864,385	40,052,163	45,749,785	40,007,660

No effects of potentially dilutive securities outstanding were included in the calculation of diluted EPS for the three and six months ended June 30, 2021 and 2020, because to do so would be antidilutive as a result of our net loss. Potentially dilutive securities outstanding during the three and six months ended June 30, 2021 and 2020, included our outstanding convertible preferred stock, options, warrants, nonvested restricted stock units and nonvested stock. Those potentially dilutive securities still outstanding could potentially dilute EPS in the future.

NOTE 13. FAIR VALUE MEASUREMENTS

The fair value of cash and cash equivalents, restricted cash, accounts and other receivables and accounts payable approximates their carrying value due to shorter maturities. As of June 30, 2021, the fair values of our operating lease liabilities were approximately $0.3 million higher than their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements). As of June 30, 2021, the fair values of our debt and finance lease liabilities approximated their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements).

NOTE 14. COMMITMENTS AND CONTINGENCIES

PPP Audit Contingency

As discussed in Note 9, the outstanding principal and related accrued interest on our PPP loan were completely forgiven in January 2021. The SBA may audit any PPP loan at its discretion through January 2027, six years after the date the SBA forgave the loan. The SBA may review any or all of the following when auditing a PPP loan: whether the borrower qualified for the PPP loan, whether the PPP loan amount was appropriately calculated and the proceeds used for allowable purposes, and whether the loan forgiveness amount was appropriately determined. We could be deemed ineligible for the PPP loan received in 2020 upon audit by the SBA. We believe the SBA’s stated intention is to focus its reviews on borrowers with loans greater than $2 million, thereby mitigating our future risk of an audit. The SBA continues to develop and issue new and updated guidance regarding required borrower certifications and requirements for forgiveness of loans made under the program.

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

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 15. RELATED PARTY TRANSACTIONS

Our director, Ari Gendason, is an employee and senior vice president and chief investment officer of Continental Grain Company ("CGC"). As of the date of this filing, CGC owns approximately 23.4% of our outstanding common stock. We have agreed that in connection with each annual or special meeting of our shareholders at which members of our board of directors are to be elected, or any written consent of our shareholders pursuant to which members of the board of directors are to be elected, CGC shall have the right to designate one nominee to our board of directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020

Revenue was $7.6 million in the second quarter of 2021, up $1.7 million from $5.9 million in the second quarter of 2020. This 28% year-over-year increase was supported by growth in all areas of our businesses, with notable strength in SRB derivatives, and  50%-plus year-over-year increases in revenues from Golden Ridge, our Arkansas-based rice mill, and MGI, our Minnesota-based oats and barley mill.

Gross profit was $0.2 million in the second quarter of 2021, a $1.4 million improvement from a gross loss of $1.2 million in the second quarter of 2020. The year-over-year improvement in gross profit was driven by improvements in profitability for every facility, compared to the second quarter of 2020, with notable improvements at Golden Ridge and our Dillon, Montana SRB derivative facility.

Selling, general and administrative ("SG&A") expenses were $1.9 million in the second quarter of 2021, compared to $2.3 million in the second quarter of 2020, a decrease of $0.4 million. This reduction was achieved through cuts in corporate support headcount and outside professional services. As a result of higher gross profits and lower SG&A, operating losses were $1.8 million in the second quarter of 2021, down from $3.8 million in the second quarter of 2020.

Interest expense in the second quarter of 2021 was over $0.1 million compared to under $0.1 million in the second quarter of 2020 due to higher average borrowings in the comparable 2021 period.

Net loss in the second quarter of 2021 was $1.9 million, or $0.04 per share, compared to $3.9 million, or $0.10 per share, in the second quarter of 2020. The year-over-year reduction in net losses was a result of lower operating losses in the second quarter of 2020.

Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020

Revenue was $16.2 million in the first half of 2021, up $1.9 million from $14.3 million in the first half of 2020. This 14% year-over-year increase was due to sales growth for all of our businesses. Notably, sales of SRB and SRB derivatives grew over 20% in the first half of 2021 due to a doubling of SRB derivative sales, MGI experiencing double-digit growth in revenue, and Golden Ridge revenue growing modestly in the first half of 2021 from the first half of 2020, despite significant weather-related downtime in February 2021.

Gross profit was $0.8 million in the first half of 2021, compared to a gross loss of $1.6 million in the first half of 2020. The $2.5 million increase in gross profit was primarily attributable to an increase in commodity margins, higher milling yields and growth in hourly throughput from our Arkansas rice mill. The transition to gross profit in the first half of 2021 was also supported by the increase in sales of higher-margin SRB derivatives sales compared to the first half of 2020.

SG&A expenses were $3.7 million in the first half of 2021, compared to $4.9 million in the first half of 2020, a decrease of $1.2 million. This reduction was achieved through cuts in corporate support headcount and outside professional services, supported by process improvement and modest investments in technical support infrastructure. As a result of higher gross profits and lower SG&A, operating losses were $2.9 million in the first half of 2021, down from $6.8 million in the first half of 2020.

Interest expense in the first half of 2021 was $0.2 million compared to $0.1 million in the first half of 2020 due to higher average borrowings in the 2021 period. In January 2021, we recognized a $1.8 million gain on extinguishment of our Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loan (see Notes 9 and 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the loan).

Net loss in the first half of 2021 was $1.3 million, or $0.03 per share, compared to net losses of $7.0 million, or $0.17 per share, in the first half of 2020. The year-over-year reduction in net losses was a result of lower operating losses and the nonrecurring gain on extinguishment of debt in the second half of 2021 compared to the second half of 2021.

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

Liquidity and Capital Resources

We had $4.0 million in cash and equivalents as of June 30, 2021, a decrease of $1.3 million from $5.3 million on December 31, 2020. During the first half of 2021, we used $1.4 million of cash to fund our operating loss. Cash used for investing activities consisted of $0.5 million in capital expenditures, primarily for the purchase and installation of capital equipment at our Arkansas and Minnesota facilities, offset by proceeds received from an insurance company for hurricane damaged sustained to our Lake Charles facility in 2020. The operating and investing uses of cash were offset by $0.4 million in cash generated from financing activities, where increases in borrowings under premium finance agreements and the proceeds from a warrant exercise more than offset principal payments on our premium finance agreements, long-term debt and leases.

On March 30, 2020, we entered into a sales agreement with respect to an at-the-market ("ATM") offering program, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $6.0 million. In April 2020, we were approved for a $1.8 million SBA Payroll Protection Program loan as discussed further in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements. In the first half of 2021, we did not raise any funds from the sale of shares under our ATM program, and the $1.8 million SBA Payment Protection Program loan was completely forgiven, which contributed to reducing total long-term debt to $1.6 million at June 30, 2021, compared to $3.7 million at December 31, 2020. As of the date of this filing, management believes we have sufficient capital reserves to fund the operations of the business through the company’s expected transition to profitability or positive cash flow, and with our expected future ability to obtain debt or raise equity capital, we will be able to obtain sufficient cash to operate our business in both the short and long-term.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases with original terms of less than a year and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an ongoing basis, we evaluate the estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. As of June 30, 2021, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2021 Annual Report on Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2021, we issued the securities described below without registration under the Securities Act. The description below does not include issuances that were disclosed previously on Current Reports on Form 8-K. Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended. All issuances below were made without any public solicitation, to a limited number of sophisticated persons and were acquired for investment purposes only.

On June 30, 2021, we issued 6,000 shares of common stock to a service provider, that is not a natural person, as compensation for service provided. The shares were valued at an aggregate of $5,460.

On April 28, 2021, we issued 177,936 shares of common stock to warrant holder upon the cash exercise of a warrant with an exercise price of $0.96 per share.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached hereto and filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Here-with

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS (1)	Inline XBRL Instance Document					X
101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF (1)	Inline XBRL Taxonomy Extension Calculation Definition Linkbase Document					X
101.LAB (1)	Inline XBRL Taxonomy Extension Calculation Label Linkbase Document					X
101.PRE (1)	Inline XBRL Taxonomy Extension Calculation Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: August 3, 2021

/s/ Peter G. Bradley
Peter G. Bradley
Director and Executive Chairman

/s/ Todd T. Mitchell
Todd T. Mitchell
Chief Financial Officer