Form 10-Q
period 2021-09-30
RiceBran Technologies
filed 2021-10-27
CIK 1063537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 25, 2021, there were 50,973,654 shares of common stock outstanding.

RiceBran Technologies

Index

Form 10-Q

PART I. FINANCIAL INFORMATION	Page
PART II. OTHER INFORMATION
Signatures	21

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RiceBran Technologies

Condensed Consolidated Statements of Operations

(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$6,909	$5,160	$23,088	$19,393
Cost of goods sold	7,185	5,955	22,539	21,817
Gross profit (loss)	(276)	(795)	549	(2,424)
Selling, general and administrative expenses	1,802	1,777	5,476	6,634
Loss (gain) on disposition and involuntary conversion of property and equipment	(1)	98	5	406
Operating loss	(2,077)	(2,670)	(4,932)	(9,464)
Interest income	-	-	1	19
Interest expense	(121)	(70)	(353)	(195)
Gain on extinguishment of PPP loan	-	-	1,792	-
Other expense	(18)	(26)	(55)	(113)
Other income	3	-	3	5
Loss before income taxes	(2,213)	(2,766)	(3,544)	(9,748)
Income tax expense	-	(8)	(1)	(8)
Net loss	$(2,213)	$(2,774)	$(3,545)	$(9,756)

Loss per common share:
Basic	$(0.05)	$(0.07)	$(0.08)	$(0.24)
Diluted	$(0.05)	$(0.07)	$(0.08)	$(0.24)

Weighted average number of shares outstanding:
Basic	47,456,842	40,824,281	46,318,804	40,279,866
Diluted	47,456,842	40,824,281	46,318,804	40,279,866

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited) (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss	$(2,213)	$(2,774)	$(3,545)	$(9,756)

Derivative financial instruments designated as cash flow hedges:
Gains (losses) arising during the period	-	43	-	(57)
Reclassification of losses realized to cost of goods sold	-	5	-	57
Net other comprehensive income	-	48	-	-

Comprehensive loss	$(2,213)	$(2,726)	$(3,545)	$(9,756)

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies

Condensed Consolidated Balance Sheets

(Unaudited) (in thousands, except share amounts)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$6,188	$5,263
Accounts receivable, net of allowance for doubtful accounts of $22 and $9	2,825	2,819
Inventories	2,173	1,878
Other current assets	1,175	1,380
Total current assets	12,361	11,340
Property and equipment, net	15,680	16,367
Operating lease right-of-use assets	2,210	2,452
Goodwill	3,915	3,915
Intangible assets	573	722
Total assets	$34,739	$34,796

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$911	$955
Commodities payable	1,444	825
Accrued salary, wages and benefits	989	601
Accrued expenses	636	536
Operating lease liabilities, current portion	372	344
Due under insurance premium finance agreements	411	126
Due under factoring agreement	2,018	1,785
Finance lease liabilities, current portion	86	82
Long-term debt, current portion	1,436	572
Total current liabilities	8,303	5,826
Operating lease liabilities, less current portion	2,030	2,330
Finance lease liabilities, less current portion	101	113
Long-term debt, less current portion	47	3,107
Warrant liability	647	-
Total liabilities	11,128	11,376
Commitments and contingencies
Shareholders' equity:
Preferred stock, 20,000,000 shares authorized: Series G, convertible, 3,000 shares authorized, stated value $150, 150 shares and 225 shares, issued and outstanding	75	112
Common stock, no par value, 150,000,000 shares authorized, 50,166,156 shares and 45,238,087 shares, issued and outstanding	325,991	322,218
Accumulated deficit	(302,455)	(298,910)
Total shareholders' equity	23,611	23,420
Total liabilities and shareholders' equity	$34,739	$34,796

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies

Condensed Consolidated Statements of Cash Flows

(Unaudited) (in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities:
Net loss	$(3,545)	$(9,756)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,821	1,804
Amortization	150	173
Stock and share-based compensation	840	817
Loss on diposition and involuntary conversion of property and equipment	5	406
Gain on extinguishment of PPP loan	(1,792)	-
Other	67	(18)
Changes in operating assets and liabilities:
Accounts receivable	(18)	1,360
Inventories	(295)	(767)
Accounts payable and accrued expenses	594	(651)
Commodities payable	619	(275)
Other	(431)	(321)
Net cash used in operating activities	(1,985)	(7,228)
Cash flows from investing activities:
Purchases of property and equipment	(1,187)	(1,060)
Proceeds from insurance on involuntary conversion	638	250
Proceeds from sale of property	-	15
Net cash used in investing activities	(549)	(795)
Cash flows from financing activities:
Advances on factoring agreement	22,135	20,584
Payments on factoring agreement	(21,970)	(20,663)
Advances on insurance premium finance agreements	962	802
Payments on insurance premium finance agreements	(677)	(591)
Advances on long-term debt and finance lease liabilities	-	2,792
Payments on long-term debt and finance lease liabilities	(534)	(124)
Proceeds from issuances of common stock and warrants, net of costs	3,372	657
Proceeds from common stock warrant exercises	171	12
Net cash provided by financing activities	3,459	3,469
Net change in cash and cash equivalents	$925	$(4,554)

Cash and cash equivalents, beginning of period	5,263	8,444
Cash and cash equivalents, end of period	6,188	3,890
Net change in cash and cash equivalents	$925	$(4,554)

Supplemental disclosures:
Cash paid for interest	$267	$126
Cash paid for income taxes	$15	$7

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (interim financial statements) of RiceBran Technologies and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission (the "SEC") for reporting on Form 10-Q; therefore, they do not include all of the information and notes required by GAAP for complete financial statements. The interim financial statements contain all adjustments necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented of a normal and recurring nature necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented.

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

Recently adopted accounting standards

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). Among other things, the new guidance eliminates some of the conditions that must be met for equity classification of freestanding warrants under ASC 815-40-25. We adopted ASU 2020-06 effective January 1, 2021, using the modified retrospective method. Adoption of the standard had no impact on our results of operations, financial position, or cash flows.

NOTE 4. CASH AND CASH EQUIVALENTS

As of September 30, 2021, we have $4.5 million of cash and cash equivalents invested in a money market fund with net assets invested in U.S. Dollar denominated money market securities of domestic and foreign issuers, U.S. Government securities and repurchase agreements. We consider all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

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

	Customer
	A	B	C	D	E
% of revenues, three months ended September 30, 2021	21%	9%	7%	5%	2%
% of revenues, three months ended September 30, 2020	-%	-%	6%	12%	4%

% of revenues, nine months ended September 30, 2021	10%	11%	11%	5%	2%
% of revenues, nine months ended September 30, 2020	1%	3%	11%	10%	3%

% of accounts receivable, as of September 30, 2021	15%	4%	9%	8%	6%
% of accounts receivable, as of December 31, 2020	10%	7%	1%	17%	10%

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents revenues by geographic area shipped to (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$6,450	$4,714	$21,867	$18,214
Other countries	459	446	1,221	1,179
Revenues	$6,909	$5,160	$23,088	$19,393

NOTE 6. INVENTORIES

The following table details the components of inventories (in thousands).

	September 30,	December 31,
	2021	2020
Finished goods	$1,461	$1,512
Raw materials	558	236
Packaging	154	130
Inventories	$2,173	$1,878

NOTE 7. PROPERTY AND EQUIPMENT

The following table details the components of property and equipment (amounts in thousands).

	September 30,	December 31
	2021	2020	Estimated Useful Lives
Land	$730	$730
Furniture and fixtures	276	276	5	-	10 years
Plant	10,044	9,377	20	-	40 years, or life of lease
Computer and software	1,095	1,060	3	-	5 years
Leasehold improvements	1,880	1,880	4	-	15 years, or life of lease
Machinery and equipment	16,811	16,402	5	-	15 years
Property and equipment, cost	30,836	29,725
Less accumulated depreciation	15,156	13,358
Property and equipment, net	$15,680	$16,367

Amounts payable for property and equipment included in accounts payable of $0.1 million at September 30, 2021, and $0.3 million at December 31, 2020. Assets which had not yet been placed in service, included in property and equipment, totaled $0.8 million at September 30, 2021, and $0.6 million at December 31, 2020.

Involuntary Conversion

In 2020, we wrote down assets, consisting primarily of a building, machinery and equipment, in the amount of $0.9 million and incurred other costs of $0.1 million as a result of hurricane damage that occurred in August 2020 to our Lake Charles, Louisiana property. Operations at this facility have been shut down since September 2020, while this facility is being repaired. We currently expect insurance recoveries will cover our asset loss to the extent it exceeds our $0.1 million deductible under our insurance policy. In September 2020, we received an advance on the insurance settlement of $0.3 million and we accrued a receivable for the additional $0.7 million of expected insurance proceeds related to our asset loss. The resulting $0.1 million net loss on involuntary conversion of assets was included in selling, general and administrative expenses in our consolidated financial statements in the third quarter of 2020. During the three and nine months ended September 30, 2021, we received $0.4 million and $0.6 million of proceeds from the insurer. The insurance proceeds receivable included in other current assets on our consolidated balance sheet was $0.1 million at September 30, 2021, and $0.7 million as of December 31, 2020. The final settlement with the insurer on this matter will likely differ from the total proceeds we have estimated as of September 30, 2021. We accrue estimated insurance proceeds receivable when the proceeds are estimable and probable of collection. Given the nature of recoveries of lost profits under business interruption insurance we have not accrued insurance proceeds receivable for any potential recoveries of lost profits.

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8. LEASES

The components of lease expense and cash flows from leases (amounts in thousands) follow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of use assets, included in cost of goods sold	$24	$20	$67	$41
Interest on lease liabilities	2	4	8	8
Operating lease cost, included in selling, general and administrative expenses:
Fixed leases cost	129	131	387	261
Variable lease cost	37	33	112	48
Short-term lease cost	21	-	60	3
Total lease cost	$213	$188	$634	$361

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2	$4	$8	$8
Operating cash flows from operating leases	$129	$131	$387	$261
Financing cash flows from finance leases	$23	$20	$73	$46

As of September 30, 2021, variable lease payments do not depend on a rate or index. As of September 30, 2021, property and equipment, net, includes $0.2 million of finance lease right-of-use-assets, with an original cost of $0.5 million. During 2021, we financed the purchase of less than $0.1 million of property and equipment in noncash finance lease transactions.

As of September 30, 2021, we do not believe it is certain that we will exercise any renewal options. The remaining terms of our leases and the discount rates used in the calculation of the fair value of our leases as of September 30, 2021, follows.

	Operating Leases			Finance Leases
Remaining leases terms (in years)	2.1	-	11.4	0.2	-	4.9
Weighted average remaining lease terms (in years)			6.4			2.4
Discount rates	6.3%	-	9.0%	2.8%	-	7.3%
Weighted average discount rate			7.7%			5.1%

Maturities of lease liabilities as of September 30, 2021, follows (in thousands).

	Operating	Finance
	Leases	Leases
2021 (three months ended December 31, 2021)	$119	$26
2022	548	88
2023	528	57
2024	429	18
2025	439	4
Thereafter	1,028	2
Total lease payments	3,091	195
Amounts representing interest	(689)	(8)
Present value of lease obligations	$2,402	$187

NOTE 9. DEBT

We finance certain amounts owed for annual insurance premiums under financing agreements. As of September 30, 2021, amounts due under insurance premium financing agreements are due in monthly installments of principal and interest through February 2022, at an average interest rate of 3.7% per year.

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

In October 2019, we entered into a factoring agreement which provides for a $7.0 million credit facility with a lender. We may only borrow to the extent we have qualifying accounts receivable as defined in the agreement. The facility has an initial two-year term and automatically renews for successive annual periods, unless proper termination notice is given. We paid a $0.2 million facility fee upon inception of the agreement which is amortizing to interest expense on a straight-line basis over two years. We incur recurring fees under the agreement, including a funding fee of 0.5% above the prime rate, in no event to be less than 5.5%, on any advances and a service fee on average net funds borrowed. The lender has the right to demand repayment of the advances at any time. The lender has a security interest in personal property assets. In October 2021, the initial two-year term expired. As no written notice of cancellation was submitted by the Company, the term was automatically extended for a successive period of one year.

Due under factoring agreement consists of the following (in thousands).

	September 30,	December 31,
	2021	2020
Borrowings outstanding	$2,026	$1,860
Debt issuance costs, net	(8)	(75)
Due under factoring agreement	$2,018	$1,785

Additional information related to our factoring obligation follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average borrowings outstanding (in thousands)	$1,522	$1,670	$1,324	$1,900
Amortization of debt issuance costs (in thousands)	$23	$23	$68	$68
Fees paid, as a percentage of average outstanding borrowings	2.0%	1.4%	5.0%	6.0%
Interest paid, as a percentage of average outstanding borrowings	1.6%	1.5%	5.0%	5.0%

Long-term debt consists of the following (in thousands).

	September 30,	December 31,
	2021	2020
Mortgage promissory note - Dated September 2020. Interest accrues at an annual rate which is the greater of 11.0% above the lender's prime rate and 14.3%. Payable in monthly installments through June 2022. Net of $20 and $26 debt issuance costs at September 30, 2021 and December 31, 2020.	$1,404	$1,817
Payroll Protection Program note - Dated April 2020. Interest accrued at an annual rate of 1.0%. Forgiven in January 2021.	-	1,792
Equipment notes - Initially recorded in November 2018, in an acquisition, at the present value of future payments using a discount rate of 4.8% per year. Payable in monthly installments through expiry dates ranging from May 2022 to August 2022.	15	37
Equipment note - Dated December 2019. Due in monthly installments through December 2024. Interest accrues at the effective discount rate of 9.3% per year.	28	33
Equipment note - Dated May 2021. Original principal $46. Due in monthly installments through June 2025. Interest accrues at the effective discount rate of 3.6% per year.	36	-
Total long term debt, net	$1,483	$3,679

In April 2020, we received $1.8 million on a Small Business Administration ("SBA") Payroll Protection Program ("PPP") loan as provided for in the Coronavirus Aid, Relief and Economic Security Act, enacted into U.S. law in March 2020. Under certain conditions, the loan and accrued interest were forgivable, if the loan proceeds were used for maintaining workforce levels. As of December 31 2020, payments on the PPP loan were deferred under the terms of the program. Interest accrued at an annual rate of 1.0%. The loan proceeds were used for maintaining workforce levels and the entire loan and related accrued interest was forgiven, in its entirety in January 2021. As discussed further in Note 14, our compliance with the loan program is subject to potential audit by the SBA.

In July 2020, we entered into a mortgage agreement with a lender pursuant to a promissory note. In September 2020, we borrowed $1.0 million on the note and, in October 2020, we borrowed the remaining $1.0 million available on the note. Interest on this note accrues at an annual rate which is the greater of 11.0% above the lender’s prime rate and 14.3%. In addition, we incurred a facility fee equal to 1.0% of the amount of each advance under the promissory note. The principal amount of the note must be repaid in monthly installments ending in June 2022. The note is secured by certain real property and personal property assets located in Wynne, Arkansas. As of September 30, 2021, the note bore interest at an annual rate of 14.3%.

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

Future principal maturities of long-term debt outstanding as of September 30, 2021, follow (in thousands).

2021 (three months ended December 31, 2021)	$155
2022	1,306
2023	18
2024	19
2025	5
Principal maturities	1,503
Debt issuance costs	(20)
Total long term debt, net	$1,483

NOTE 10. EQUITY, SHARE-BASED COMPENSATION AND WARRANTS

A summary of equity activity follows (in thousands, except share amounts).

	Shares
	Preferred		Preferred	Common	Accumulated
	Series G	Common	Stock	Stock	Deficit	Equity
Balance, December 31, 2020	225	45,238,087	$112	$322,218	$(298,910)	$23,420
Common stock awards under equity incentive plans	-	29,943	-	250	-	250
Common stock issued to vendor	-	6,000	-	3	-	3
Other	-	-	-	(3)	-	(3)
Net income	-	-	-	-	591	591
Balance, March 31, 2021	225	45,274,030	112	322,468	(298,319)	24,261
Common stock awards under equity incentive plans	-	29,643	-	290	-	290
Common stock issued to vendor	-	6,000	-	5	-	5
Exercise of common stock warrant	-	177,936	-	171	-	171
Other	-	-	-	3	-	3
Net loss	-	-	-	-	(1,923)	(1,923)
Balance, June 30, 2021	225	45,487,609	112	322,937	(300,242)	22,807
Common stock awards under equity incentive plans	-	38,978	-	287	-	287
Common stock issued to vendor	-	6,000	-	5	-	5
Sale of common stock and common stock warrants, net of costs	-	3,062,395	-	2,725	-	2,725
Exercise of common stock warrant	-	1,500,000	-	-	-	-
Conversion of preferred stock into common stock	(75)	71,174	(37)	37	-	-
Net loss	-	-	-	-	(2,213)	(2,213)
Balance, September 30, 2021	150	50,166,156	$75	$325,991	$(302,455)	$23,611

	Shares					Other
	Preferred		Preferred	Common	Accumulated	Comprehensive
	Series G	Common	Stock	Stock	Deficit	Loss	Equity
Balance, December 31, 2019	225	40,074,483	$112	$318,811	$(287,180)	$-	$31,743
Common stock awards under equity incentive plans	-	17,534	-	312	-	-	312
Net loss	-	-	-	-	(3,033)	-	(3,033)
Balance, March 31, 2020	225	40,092,017	112	319,123	(290,213)	-	29,022
Common stock awards under equity incentive plans	-	16,500	-	316	-	-	316
Common stock issued to vendors	-	31,304	-	36	-	-	36
Exercise of common stock warrants	-	67,577	-	12	-	-	12
Other comprehensive loss	-	-	-	-	-	(48)	(48)
Net loss	-	-	-	-	(3,949)	-	(3,949)
Balance, June 30, 2020	225	40,207,398	112	319,487	(294,162)	(48)	25,389
Common stock awards under equity incentive plans	-	129,404	-	153	-	-	153
Sale of common stock, net of costs	-	1,635,792	-	657	-	-	657
Other comprehensive income	-	-	-	-	-	48	48
Net loss	-	-	-	-	(2,774)	-	(2,774)
Balance, September 30, 2020	225	41,972,594	$112	$320,297	$(296,936)	$-	$23,473

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

Share-based compensation under equity incentive plans, by type of award follows (in thousands).

	Three Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021
Common stock, vested at issuance and nonvested at issuance	$29	$32	$28
Stock options	35	35	36
Restricted stock units	223	223	186
Compensation expense related to common stock awards issued under equity incentive plans	$287	$290	$250

In September 2021, we issued and sold 2,307,500 shares of common stock, a warrant for the purchase of up to 2,307,693 shares (the "Warrant"), and a prefunded warrant (the "Prefunded Warrant") for the purchase of up to 2,307,855 shares of common stock pursuant to our effective “shelf” registration statement on Form S-3. The initial $1.00 per share exercise price of the Warrant is subject to adjustment in September 2022, and again in September 2023, if 110% of the 5-day volume weighted average price of our common stock is less than the then-current exercise price. The Prefunded Warrant has an exercise price of $0.0001 (net of the $0.6499 per share prefunded). We determined that the Prefunded Warrant qualified for equity accounting, however, the other Warrant did not qualify for equity accounting because the holder may elect cash settlement of this warrant in the event of a change of control. Therefore, we must carry the Warrant as a liability at fair value in our consolidated balance sheets. We estimated the fair value of the Warrant using the Black-Scholes methodology. The Warrant will be valued using the Black-Scholes model each reporting period and the resultant change in fair value recorded in our consolidated statements of operations. The net proceeds from the offering of $2.8 million, after deducting commissions and other cash offering expenses of $0.2 million were allocated to the Warrant, in an amount equal the $0.6 million estimated fair value of the Warrant as of September 13, 2021, with the remainder of the proceeds recorded in equity. We determined the exercise price of the Prefunded Warrant is nominal and, as such, have considered the 2,307,855 shares initially underlying the Prefunded Warrant to be outstanding effective September 13, 2021, for the purposes of calculating basic earnings per share ("EPS"). We intend to use the net proceeds from the September 2021 offering for general corporate purposes, which may include funding capital expenditures and working capital and repaying indebtedness.

Under the terms of the securities purchase agreement related to the September 2021 offering, we are prohibited from making sales pursuant to the at-the-market ("ATM") issuance sales agreement with B. Riley FBR, Inc., as sales agent (discussed in the next paragraph), or from entering into any agreement to effect a variable rate transaction until March 12, 2022. We are also prohibited from entering into an agreement to effect any at-the-market issuance involving a variable rate transaction until September 13, 2023.

During the three months ended September 30, 2021, we issued and sold 754,895 shares of common stock under an at market issuance sales agreement, at an average price of $0.80 per share. Proceeds from those sales of $0.5 million are recorded in equity, net of $0.1 million of stock issuance costs. We entered into the at-the-market issuance sales agreement with respect to an at-the-market offering program, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $6.0 million through B. Riley FBR, Inc, as sales agent, in March 2020. The issuances and sales of our common stock under the agreement are made pursuant to our effective “shelf” registration statement on Form S-3.

In the three months ended September 30, 2021, we issued to an employee 38,978 shares of common stock (average $0.75 grant date fair value per share) which were vested at issuance. In the three months ended June 30, 2021, we issued to an employee 29,643 shares of common stock (average $1.09 grant date fair value per share) which were vested at issuance. In the three months ended March 31, 2021, we issued to an employee 29,943 shares of common stock (average $0.94 grant date fair value per share) which were vested at issuance.

In the three months ended September 30, 2021, holders forfeited options for the purchase of up to 1,834 shares of common stock (average $1.23 per share exercise price, average 8.5-year remaining life). In the three months ended June 30, 2021, holders forfeited options for the purchase of up to 8,216 shares of common stock (average $1.90 per share exercise price, average 8.5-year remaining life). In the three months ended March 31, 2021, holders forfeited options for the purchase of up to 18,905 shares of common stock (average $11.54 per share exercise price, average 7.5-year remaining life).

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of restricted stock unit ("RSU") activity follows.

	RSU Shares Issued	Unrecognized Stock Compensation (in thousands)	Weighted Average Expense Period (Years)
Nonvested at December 31, 2020	1,495,400	$730	1.4
Granted	452,400	412	2.0
Expensed	-	(186)
Nonvested at March 31, 2021	1,947,800	956	1.4
Granted	344,040	375	1.0
Vested	(450,400)	-
Expensed	-	(223)
Nonvested at June 30, 2021	1,841,440	1,108	1.4
Forfeited	(2,907)	(3)
Expensed	-	(223)
Nonvested at September 30, 2021	1,838,533	$882	1.1

The shares of common stock subject to the RSUs granted in 2021 vest within two years of grant. The 2021 RSU grants are not subject to any market conditions and were valued using the market price of our common stock on the date of grant.

As of September 30, 2021, issuance of 1,180,843 shares of common stock subject to certain RSUs, 836,803 of which are vested, is deferred to the date the holder is no longer providing service to RiceBran Technologies.

In the three months ended September 30, 2021, we issued 1,500,000 shares of common stock to a warrant holder upon the cashless exercise of 1,500,427 shares underlying the Prefunded Warrant. As of September 30, 2021, the Prefunded Warrant is outstanding and exercisable as to 807,638 underlying shares of common stock.

In the three months ended June 30, 2021, we issued 177,936 shares of common stock to a warrant holder upon the cash exercise of a warrant with an exercise price of $0.96 per share.

In the three months ended March 31, 2021, warrants for the purchase of up to 25,000 shares of common stock ($5.25 per share exercise price) expired.

In October 2021, we issued 807,498 shares of common stock to a warrant holder upon the cashless exercise of the remaining 807,638 shares underlying the Prefunded Warrant.

NOTE 11. INCOME TAXES

Our tax expense for the three and nine months ended  September 30, 2021 and 2020, differs from the tax expense computed by applying the U.S. statutory tax rate to net loss as no tax benefits were recorded for tax losses generated in the U.S. As of September 30, 2021, we had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards. We provided a full valuation allowance against our deferred tax assets as future realization of such assets is not more likely than not to occur.

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

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

Below are reconciliations of the numerators and denominators in the EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NUMERATOR (in thousands):
Denominator for basic and diluted EPS - net loss	$(2,213)	$(2,774)	$(3,545)	$(9,756)

DENOMINATOR:
Weighted average number of shares of shares of common stock outstanding	46,620,039	40,691,824	45,755,871	40,232,289
Weighted average number of shares of common stock underlying vested RSUs	836,803	132,457	562,933	47,577
Denominator for basic and diluted EPS - weighted average number of shares outstanding	47,456,842	40,824,281	46,318,804	40,279,866

No effects of potentially dilutive securities outstanding were included in the calculation of diluted EPS for the three and nine months ended September 30, 2021 and 2020, because to do so would be antidilutive as a result of our net loss. Potentially dilutive securities outstanding during the three and nine months ended September 30, 2021 and 2020, included our outstanding convertible preferred stock, options, warrants, nonvested restricted stock units and nonvested stock. Those potentially dilutive securities still outstanding could potentially dilute EPS in the future.

NOTE 13. FAIR VALUE MEASUREMENTS

The fair value of cash and cash equivalents, restricted cash, accounts and other receivables and accounts payable approximates their carrying value due to shorter maturities. As of September 30, 2021, the fair values of our operating lease liabilities were approximately $0.3 million higher than their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements). As of September 30, 2021, the fair values of our debt and finance lease liabilities approximated their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements).

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

	Level 1	Level 2	Level 3	Total
Warrant liability (1)	$-	$-	$647	$647
Total liabilities at fair value	$-	$-	$647	$647

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis for both the three and nine months ended September 30, 2021 (in thousands):

	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
Warrant liability (1)	$-	$-	$647	$-	$647	$-
Total Level 3 fair value	$-	$-	$647	$-	$647	$-

(1)	We estimated the fair value of the Warrant using the Black-Scholes value of a 5-year warrant with an exercise price of $1.00 per share.

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 15. RELATED PARTY TRANSACTIONS

Our director, Ari Gendason, is an employee and senior vice president and chief investment officer of Continental Grain Company ("CGC"). As of the date of this filing, CGC owns approximately 21.2% of our outstanding common stock. We have agreed that in connection with each annual or special meeting of our shareholders at which members of our board of directors are to be elected, or any written consent of our shareholders pursuant to which members of the board of directors are to be elected, CGC shall have the right to designate one nominee to our board of directors.

NOTE 16. FAILURE TO COMPLY WITH NASDAQ LISTING REQUIREMENTS

On September 15, 2021, we received a notification letter from The Nasdaq Stock Market LLC (Nasdaq) indicating that we have failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum bid price of $1.00. To regain compliance with this listing rule, the closing bid price of our common stock has to be at least $1.00 for a period of Nasdaq's discretion, of at least 10, but not to exceed 20, consecutive business days. In accordance with Nasdaq Marketplace Rules and 5810(c)(3)(A), we have a period of 180 calendar days from the date of notification, or until March 14, 2022, to regain compliance with the minimum bid price requirement. We may be eligible for an additional 180-day compliance period if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement. We are committed to taking actions that would enable us to regain compliance, including, if necessary, completing a reverse split of our common stock to increase its share price above the $1.00 minimum bid price.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020

Revenue was $6.9 million in the third quarter of 2021, up $1.7 million from $5.2 million in the third quarter of 2020. This 34% year-over-year increase was underpinned by strong year-over-year increases in revenues from Golden Ridge, our Arkansas-based rice mill. Year-over-year revenue growth for the quarter was negatively impacted by logistical challenges in our core-SRB operations and unplanned downtime at MGI, our Minnesota-based oats and barley mill.

Gross loss was $0.3 million in the third quarter of 2021, a $0.5 million improvement from a gross loss of $0.8 million in the third quarter of 2020. The year-over-year improvement in gross loss was driven by improvements in profitability at Golden Ridge and our Dillon, Montana SRB derivative facility. Gross profits in the quarter were negatively impacted by higher raw material and freight costs, as well as losses at MGI due to unplanned downtime.

Selling, general and administrative (SG&A) expenses were $1.8 million in the third quarter of 2021 and approximately equal to $1.8 million in the third quarter of 2020. Due to reduced gross losses, SG&A remaining flat, and the absence of $0.1 million in impairments present in last year’s results, operating losses were $2.1 million in the third quarter of 2021, down from $2.7 million in the third quarter of 2020.

Interest expense in the second quarter of 2021 was approximately $0.1 million, which was in-line with $0.1 million in the third quarter of 2020. Due to the reduction in operating losses, net losses in the third quarter of 2021 were $2.2 million, or $0.05 per share, compared to $2.8 million, or $0.07 per share, in the third quarter of 2020.

Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020

Revenue was $23.1 million in the first nine months of 2021, up $3.7 million, from $19.4 million in the first nine months of 2020. This 19% increase year-over-year was due to sales growth for all businesses. Sales of SRB and SRB derivatives grew over 11% in the first nine months of 2021 due to 45% growth in SRB derivative sales, while both MGI and Golden Ridge generated double-digit growth in revenue in the first nine months of 2021 from the first nine months of 2020.

Gross profit was $0.5 million in the first nine months of 2021, compared to a gross loss of $2.4 million in the first nine months of 2020. The $2.9 million increase in gross profit reflected improved profitability for all businesses, with a notable reduction in gross losses for Golden Ridge. The transition to gross profit in the first nine months of 2021 was also supported by the increase in sales of higher-margin SRB derivatives sales compared to the first nine months of 2020.

SG&A expenses were $5.5 million in the first nine months of 2021, compared to $6.6 million in the first nine months of 2020, a decrease of $1.1 million. This reduction was achieved through cuts in corporate support headcount and outside professional services, supported by process improvement and modest investments in technical support infrastructure. As a result of higher gross profits and lower SG&A, operating losses were $4.9 million in the first nine months of 2021, down from $9.5 million in the first nine months of 2020.

Interest expense in the first nine months of 2021 was $0.4 million compared to $0.2 million in the first nine months of 2020 due to higher average borrowings in the 2021 period. In January 2021, we recognized a $1.8 million gain on extinguishment of our Small Business Administration (SBA) Paycheck Protection Program (PPP) loan (see Notes 9 and 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the loan).

Net loss in the first nine months of 2021 was $3.5 million, or $0.08 per share, compared to net losses of $9.8 million, or $0.24 per share, in the first nine months of 2020. The year-over-year reduction in net losses was a result of lower operating losses and the nonrecurring gain on extinguishment of debt in the first nine months of 2021 compared to the first nine months of 2020.

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

Liquidity and Capital Resources

We had $6.2 million in cash and equivalents as of September 30, 2021, an increase of $0.9 million from $5.3 million on December 31, 2020. During the first nine months of 2021, we used $2.0 million of cash to fund our operating loss. We used $0.5 million in cash for investing activities which consisted of $1.2 million in capital expenditures, primarily for the purchase and installation of capital equipment at our Arkansas and Minnesota facilities, offset by $0.6 million in proceeds received from an insurance company for hurricane damaged sustained to our Lake Charles facility in 2020. The operating and investing uses of cash were offset by $3.5 million in cash generated from financing activities, where proceeds from sales of common stock and warrants more than offset principal payments on our premium finance agreements, long-term debt and leases.

On March 30, 2020, we entered into a sales agreement with respect to an at-the-market ("ATM") offering program, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $6.0 million. We are currently prohibited from making sales pursuant to the ATM until 180 days after the closing date of the September 2021 offering. In April 2020, we were approved for a $1.8 million SBA PPP loan as discussed further in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements. In the third quarter of 2021, we raised $0.5 million, net of $0.1 million of stock issuance costs, from the sale of shares under our ATM program and $2.8 million, net of offering costs, from the September 2021 offering, and the $1.8 million PPP loan that was completely forgiven in the first quarter of 2021 all contributed to reducing total long-term debt to $1.5 million at September 30, 2021, compared to $3.7 million at December 31, 2020. As of the date of this filing, management believes we have sufficient capital reserves to fund the operations of the business through the Company’s expected transition to profitability or positive cash flow and with our expected future ability to obtain debt or raise equity capital, we will be able to obtain sufficient cash to operate our business in both the short and long-term.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than operating leases with original terms of less than a year and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an ongoing basis, we evaluate the estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. As of September 30, 2021, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2020 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are not required to provide the information otherwise required under this item.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2021, we issued the securities described below without registration under the Securities Act of 1933, as amended (the "Securities Act"). The description below does not include issuances that were disclosed previously on Current Reports on Form 8-K. Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended. All issuances below were made without any public solicitation, to a limited number of sophisticated persons and were acquired for investment purposes only.

On September 30, 2021, we issued 6,000 shares of common stock to a service provider, that is not a natural person, as compensation for service provided. The shares were valued at an aggregate of $5,460.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are attached hereto and filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Here- with
4.1	Form of Warrant	8-K	001-36245	4.1	September 13, 2021
4.2	Form of Pre-Funded Warrant	8-K	001-36245	4.2	September 13, 2021
10.1	Form of Securities Purchase Agreement	8-K	001-36245	10.1	September 13, 2021

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS (1)	Inline XBRL Instance Document					X
101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF (1)	Inline XBRL Taxonomy Extension Calculation Definition Linkbase Document					X
101.LAB (1)	Inline XBRL Taxonomy Extension Calculation Label Linkbase Document					X
101.PRE (1)	Inline XBRL Taxonomy Extension Calculation Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 27, 2021	RiceBran Technologies

/s/ Peter G. Bradley
Name: Peter G. Bradley
Title: Director and Executive Chairman

/s/ Todd T. Mitchell
Name: Todd T. Mitchell
Title: Chief Financial Officer