Form 10-K
period 2021-12-31
RiceBran Technologies
filed 2022-03-17
CIK 1063537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-36245

RiceBran Technologies

(Exact name of registrant as specified in its Charter)

California	87-0673375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25420 Kuykendahl Rd., Suite B300 Tomball, TX	77375
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (281) 675-2421

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, no par value per share	RIBT	The NASDAQ Capital Market

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

As of June 30, 2021, the aggregate market value of our common stock held by non-affiliates was approximately $38.1 million calculated by using the closing price of the common stock on such date on NASDAQ Capital Market of $0.83 per share.

As of March 17, 2022, there were 51,814,425 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for its annual meeting of shareholders, which Definitive Proxy Statement will be filed with the Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

Overview

Our Company

We are a specialty ingredient company that utilizes proprietary stabilization and separation technologies, supported by specialty milling processes, to deliver critical nutritional and functional ingredients derived from rice and other small and ancient grains for the food, nutraceutical, companion animal and equine feed categories. We are focused on milling rice and other small and ancient grains and producing, processing, and marketing value-added healthy, natural and nutrient dense products derived from these grains. Notably, we are a market leader in North America in converting raw rice bran into stabilized rice bran (SRB) and high value SRB derivative products including:

●	RiBalance, a complete rice bran nutritional package derived from further processing SRB;
●	RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of RiBalance;
●	RiFiber, a protein and fiber rich insoluble derivative of RiBalance; and
●	our family of ProRyza products, which includes derivatives composed of protein and protein/fiber blends.

Over the past decade, we have developed our products by optimizing our proprietary processes to support the production of healthy, natural, and non-genetically modified ingredients that are hypoallergenic and gluten free for use in baked goods, cereals, coatings, health foods, high-end animal nutrition, and animal health products. Our existing and target customers are food and animal nutrition manufacturers, wholesalers and retailers, both domestically and internationally.

We incorporated under the laws of the State of California in 2000. From July 2003 until October 2012, our corporate name was “NutraCea.” In October 2012, we changed our name to RiceBran Technologies. In 2018, we moved our corporate headquarters to Texas. Over the past several years, we have acquired and divested of certain businesses:

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

We currently source SRB at four locations: two raw rice bran stabilization facilities located within supplier-owned rice mills in Arbuckle and West Sacramento, California, one company-owned rice bran stabilization facility in Mermentau, Louisiana, and our wholly-owned rice mill, Golden Ridge, in Wynne, Arkansas. “Stage II” refers to the products produced using proprietary processing equipment and technology for further processing of SRB into finished products. We produce our Stage II products including: RiSolubles, RiFiber, RiBalance, and our family of ProRyza products at our Dillon, Montana facility.

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

Barley and Oats Mill

On April 4, 2019, we acquired MGI Grain Processing, LLC’s grain milling and processing facility in East Grand Forks, Minnesota which specializes in processing barley, oats, and mustard. MGI provides us with a milling presence in a key production region in the U.S. and a complimentary portfolio of barley and oat ingredients, as well as other ancient grains. This creates synergy with our rice and rice bran products as they are purchased by substantially the same buyers as our rice products. MGI’s facility is an American Institute of Baking (AIB) certified barley pearling facility, Hazard Analysis Critical Control Point (HACCP) and SQF certified.

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

Food Ingredients

Our SRB and SRB derivative products are nutritional and beneficial food products that contain a unique combination of oil, protein, carbohydrates, vitamins, minerals, fibers, and antioxidants that enhance the nutritional value of popular consumer products. Our products replace ingredients like soy protein isolate, soy protein concentrate, modified food starch, pea protein, mustard flour and yeast at a significantly reduced cost. Foods that are ideally suited for the addition of our SRB to their products include processed meats, cereals, snacks, beverages, baked goods, breading, and batters.

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

Each of our stabilizers can process approximately 2,000 pounds of bran per hour and has a capacity to produce over 7,200 tons of SRB per year. Stabilization production capacity can be doubled, tripled or further multiplied by installing additional units sharing a common conveyor and stage system. We have also developed and tested a smaller production unit, with a maximum production capacity of 600 pounds per hour, for installation in locations where rice mills are substantially smaller than those in the United States.

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

●

Continued Expansion of SRB Derivatives – Ri-Solubles; in both conventional and organic forms, is a premium product in our portfolio which we believe offers significant upside potential, and we are focused on expanding production and sales. Ri-Fiber is an excellent source of dietary fiber that can provide organoleptic improvements in a range of supplement products, and potentially an excellent feedstock for further processing to isolate nutritional and functional components. Both products are produced at our Dillon, MT manufacturing facility which we optimized in 2021 to expand production capacity.

●

New Stabilized Rice Bran (SRB) Formats – In early 2021, we introduced a variant of SRB with guaranteed low microbial levels, which eliminated the need for further heat processing prior to human consumption. SRB can be used as an excipient and flow agent in tablets, capsules, and nutritional powders. We believe this new low microbial SRB will provide access to new applications particularly in the supplement category as it will allow for the replacement of chemically derived ingredients enabling natural and non-GMO claims to be made on finished consumer products. We are also working on other processes to alter the taste profile of SRB, which we believe could expand the applications for SRB and significantly enhance our addressable market.

●

Value-Added Blending Capabilities – We currently have the capability to deliver SRB in various levels of granularity, which allows our customers flexibility in how they use our products in their own applications. We hope to enhance the values of our core products further by adding the capability to combine them with other ingredients in order to deliver improved nutrition, functionality, and organoleptic properties. Other ingredient components will be sourced from both domestic and international supply partners and likely to include plant-based protein and carbohydrates. Combinations of rice ingredients and other grains from MGI and third-party sources will also be pursued.

2.

Further Organic Expansion: While we currently have several organic product lines, notably an organic version of our rice bran derivative products and certain organic milled grain products, we believe there is a significant opportunity to further expand our organic product offering. In 2021, we significantly expanded our access to organic feedstock through enhanced supplier agreements and increased our ability to process this feedstock through optimization of our Dillon, MT facility. We also expanded both the number of organic SKUs and the overall volume of organic feedstock processed at our MGI Grain facility, and we are continuing to review the opportunity to convert Golden Ridge rice mill, such that it can mill organic rice and produce organic SRB.

3.

Sales Initiative Expansion: We have restructured and established three business groups each headed by a senior sales executive who will be responsible for the commercial strategy and execution of the business groups across all product lines.

●

Value-Add – This group will build on our existing business in the supplement and wellness categories by expanding market penetration, introducing new products and blending capabilities, and developing partnerships with third-party developers and manufacturers to be able to deliver near-finished solutions to supplement brands and manufacturers. In 2021, we announced a partnership with AIDP, one of the leading distributors in this market, which we expect to accelerate market penetration.

●

Core-SRB – The key focus of this group is to expand the current business in processed foods, companion animal and equine feeds, including developing product line extensions and enhanced application, and the optimum go-to-market structure for these categories. In 2021, we made significant strides in increasing our presence in companion animal markets through a combination of increased sales to existing customers and new customer wins.

●

Milling – The key focus of this group is to improve the operating performance of our Golden Ridge rice mill and MGI Grain operations through enhanced management and the adoption of shared services and best practices. In 2021, this enabled strong growth and improved profitability for both businesses as both facilities benefited from significant enhancement in operating KPIs and a shift in both facilities to a more specialty focused customer base.

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

Our Customers

We use internal sales staff, outside independent sales representatives and third-party distributors to market our portfolio of products to customers domestically and internationally. In 2021 and 2020, three customers accounted for 32% and 26% of our revenues, respectively. We continue to focus efforts on diversification of our customer base to mitigate the concentration of customers.

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

Human Capital

We employ a skilled workforce within a broad range of functions. As of December 31, 2021, we had 101 employees. All our employees are located throughout the United States to serve our business operations. From year to year, we experience normal variable labor fluctuation at our production facilities.

We attract and retain our workforce through a dynamic and inclusive culture by providing a safe work environment, flexible work arrangements, and competitive pay and benefits, including access to personal health advocates offering independent guidance.

We believe that we have positive relationships with our employees and have deployed programs that advance employee engagement, communication, and feedback. None of our employees are covered by collective bargaining agreements.

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

Our net cash used in operating activities of continuing operations was $4.2 million in 2021 and $7.9 million in 2020. We may not be able to achieve revenue growth, profitability or positive cash flow, on either a quarterly or annual basis, and that profitability, if achieved, may not be sustained. If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives such as pursuing dissolution and liquidation, seeking to merge with another company, selling all or substantially all of our assets or raising additional capital through equity or debt financings.

We have generated significant losses since our inception in 2000, and losses in the future could cause the trading price of our stock to decline or have a material adverse effect on our financial condition, cash flow, and ability to pay our debts as they become due.

Since we began operations in 2000, we have incurred an accumulated deficit in excess of $307.9 million. We may not be able to achieve profitability or maintain profitable operations if achieved. If our losses continue, our liquidity may continue to be severely impaired, our stock price may fall and our shareholders may lose all or a significant portion of their investment. If we are not able to attain profitability in the near future our financial condition could deteriorate further which could have a material adverse impact on our business and prospects and result in a significant or complete loss of shareholder investment. Further, we may be unable to pay our debt obligations as they become due, which include obligations to secured creditors.

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

We received $1.8 million on an SBA Payroll Protection Program (PPP) loan in April 2020 as provided for in the Coronavirus Aid, Relief and Economic Security Act (CARES), enacted into U.S. law in March 2020. The outstanding principal and related accrued interest on our PPP loan were completely forgiven in January 2021. The SBA may audit any PPP loan at its discretion through January 2027, six years after the date the SBA forgave the loan. The SBA may review any or all of the following when auditing a PPP loan: whether the borrower qualified for the PPP loan, whether the PPP loan amount was appropriately calculated and the proceeds used for allowable purposes, and whether the loan forgiveness amount was appropriately determined. We could be deemed ineligible for the PPP loan received in 2020 upon audit by the SBA. We believe the SBA’s stated intention is to focus its reviews on borrowers with loans greater than $2 million, thereby mitigating our future risk of an audit. The SBA continues to develop and issue new and updated guidance regarding required borrower certifications and requirements for forgiveness of loans made under the program.

As of December 31, 2021, we have $2.5 million outstanding on a mortgage promissory note. The note is secured by certain real property and personal property assets of Golden Ridge Rice Mills, Inc. If we fail to make repayment, we would be subject to additional expenses or possible foreclosure on the assets that secure our obligations under the agreement. Such results could have a material adverse effect on our operations and financial condition.

If we are unable to maintain effective internal control over financial reporting, investors could lose confidence in our consolidated financial statements and our Company, which could have a material adverse effect on our business and our stock price.

We are required to maintain adequate internal control over financial reporting and to evaluate the effectiveness of our internal controls in accordance with the framework established by Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. If we fail to maintain effective internal controls in the future, this could result in a material misstatement of our consolidated financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial information or cause the trading price of our common stock to decline.

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

In 2021, three customers accounted for 32% of revenues and the top ten customers accounted for 58% of revenues. As of December 31, 2021, the customers with the highest ten balances accounted for 61% of accounts receivable.

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

The majority of the products that we have sold through December 31, 2021, has been based on SRB. A decline in the market demand for our SRB or the products of other companies utilizing our SRB products would have a significant adverse impact on us. Since the acquisition of Golden Ridge, we have also milled and sold finished rice. A decline in the market demand for finished rice or the by-products of rice milling could have a significant adverse impact on us.

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

Our ability to adapt to sudden increases in demand for our product is limited by an adequate supply of raw rice bran and our ability to find additional facilities for production.

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

The novel coronavirus (COVID-19) pandemic has adversely affected the global economy and the ultimate impact on our business and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has adversely affected the business and financial markets of many countries, disrupted global supply chains, and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in communities. With widespread availability of vaccines, the U.S. Centers for Disease Control and Prevention has revised its guidance, travel restrictions have started to lift and businesses have reopened. However, the COVID-19 pandemic continues to evolve and the extent to which our business and results of operations are impacted will depend on various factors beyond our control, such as duration, severity and sustained geographic resurgence of the virus, the emergence of new variants, and the success of actions to contain the virus and its variants or treat its impact. The pandemic could adversely affect the demand for our products, and it poses the risk that we, or our customers, suppliers, and other business partners may be disrupted or prevented from conducting business for an uncertain period of time. The extent to which this would impact our financial results is unknown as it is dependent on future developments, which are highly uncertain and cannot be predicted. As such, it is difficult to estimate the exact magnitude of the COVID-19 pandemic on our business.

We have not had, and we do not expect, any of our facilities to be closed subject to government-mandated closures, and we have informed our customers that we anticipate operating throughout the COVID-19 outbreak. Disruption in the supply chain of raw materials used to produce our products, as a result of the COVID-19 outbreak, has not caused us to close any of our facilities, and to date, our employees have been reporting to work, either remotely or in-person without any material change in attendance or productivity. However, we cannot ensure that the COVID-19 outbreak will not cause disruptions to our business in the future.

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

As of March 17, 2022, 51,814,425 shares of common stock were outstanding, 3,251,652 shares of common stock were issuable upon exercise of our outstanding stock options and warrants, 142,349 shares of common stock were issuable upon conversion of preferred stock and 1,906,334 shares of common stock issuable upon vesting of restricted stock unit (exclusive of contingently granted restricted stock units). The possibility that substantial amounts of our common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. The issuance of the additional shares upon an increase in our authorized shares of common stock would significantly increase the amount of our common stock outstanding and the amount of the equity overhang.

The authorization and issuance of preferred stock may have an adverse effect on the rights of holders of our common stock.

Our Board, without further action or vote by holders of our common stock, has the right to establish the terms, preference, rights and restrictions and issue shares of preferred stock. Any series of preferred stock could be issued with terms, rights, preferences and restrictions that could adversely affect the rights of holders of our common stock and thereby reduce the value of our common stock. The designation and issuance of preferred stock favorable to current management or shareholders could make it more difficult to gain control of our board of directors or remove our current management and may be used to defeat hostile bids for control which might provide shareholders with premiums for their shares. We have designated and issued five series of preferred stock that no longer remain outstanding. In addition, in February 2017, we designated a seventh series of preferred stock, Series G. As of March 17, 2022, 150 shares of Series G preferred stock remain outstanding. We may issue additional series of preferred stock in the future.

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

On September 15, 2021, we received a notification letter from The Nasdaq Stock Market LLC indicating that we failed to comply with the minimum bid price requirement for a period of 30 consecutive days. To regain compliance with this listing requirement, the closing bid price of our common stock was required to be at least $1.00 for 10 consecutive business days within 180 calendar days from the date of the notification, or by March 14, 2022. We did not regain compliance with the minimum bid price requirement by March 14, 2022. We subsequently obtained an extension of time to regain compliance with the minimum bid price requirement by September 12, 2022. We are committed to taking actions that would enable us to regain compliance, including, if necessary, completing a reverse split of our common stock to increase its share price above the $1.00 minimum bid price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We maintain various facilities that are used for manufacturing, warehousing, research and development, distribution and administrative functions. These facilities consist of both owned and leased properties. The following table summarizes the properties used to conduct our operations as of December 31, 2021:

Location	Status	Primary Use
West Sacramento, California	Leased	Warehousing

Mermentau, Louisiana	Owned	Manufacturing

Lake Charles, Louisiana	Building – owned	Warehouse
Land – leased

Dillon, Montana	Owned	Manufacturing

The Woodlands, Texas	Leased	Administrative

Wynne, Arkansas	Owned	Manufacturing

East Grand Forks, MN	Owned	Manufacturing

We believe that all facilities are in good operating condition, the machinery and equipment are well-maintained, the facilities are suitable for their intended purposes and they have capacities adequate for current operations. All properties are covered by insurance. Our property located in Lake Charles, Louisiana was damaged by Hurricane Laura. We expect to complete remediation of this damage by the middle of the first quarter of 2022.

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

Holders

As of March 17, 2022, there were 233 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2021, we issued the securities described below without registration under the Securities Act. The description below does not include issuances that were disclosed previously on Current Reports on Form 8-K. Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended. All issuances below were made without any public solicitation, to a limited number of sophisticated persons and were acquired for investment purposes only.

On December 31, 2021, we issued 6,000 shares of common stock to a service provider, that is not a natural person, as compensation for service provided. The shares were valued at an aggregate of $5,460.

Share Repurchases

None

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues were $31.1 million in 2021, an increase of $4.9 million, or 19%, compared to $26.2 million in 2020. The increase in revenue year-over-year was due to higher revenues from all major business lines, with double-digit sales growth for our SRB derivatives, and our MGI and Golden Ridge milling businesses, offset by a low single-digit decline in revenue from our core-SRB operations. The decline in core-SRB revenue can be attributed to an unanticipated pullback in demand from a large customer in the second quarter of 2021, which continued into the second half of 2021 due to the loss of freight coverage for this customer and other customers serviced by the same production facility as a result of this disruption.

Gross profits were $0.4 million in 2021, compared to gross losses of $2.5 million in 2020. The transition to positive gross margin in 2021 was supported by strong growth in our higher margin SRB derivatives business and a significant year-over-year reduction in gross losses for our Golden Ridge rice mill operations. Gains in these two areas were offset in part by lower volumes and double-digit increases in raw material costs for our core-SRB business and lower profits for our MGI operations in the second half of the year, due to unplanned downtime from delays in the delivery of capital equipment repair parts.

SG&A was $7.1 million in 2021, a decline of $0.9 million, or 11%, compared to $8.0 million in 2020. The decline in SG&A was primarily related to a full year of lower personnel expenses, compared to six month in 2020, as we initiated our corporate restructuring in June of 2020. We were also able to reduce outside services and consultant fees and obtained productivity gains in corporate support functions.

Operating losses were $10.6 million in 2021, compared to $11.3 million in 2020, and net losses were $8.9 million in 2021, compared to $11.7 million in 2020. Operating and net losses in 2021 included a $1.8 million benefit due to the forgiveness of our SBA Payroll Protection Program (PPP) loan, a $3.9 million impairment of goodwill, and a $0.4 million benefit from the change in fair value of a derivative warrant liability (discussed further in Notes 9, 7, and 13 to the accompanying consolidated financial statements, respectively). There was $0.1 million of other expense, net, in 2021, compared to other expense, net, of $0.1 million in 2020. In 2021, interest expense increased to $0.5 million from $0.3 million in 2020, as we incurred higher fees and interest expense related to an increase in average borrowings.

COVID-19 Assessment

The COVID-19 pandemic is a worldwide health crisis that is adversely affecting the business and financial markets of many countries, disrupting global supply chains, and creating volatility in the financial markets. The pandemic could adversely affect the demand for our products, and it poses the risk that we, or our customers, suppliers, and other business partners may be disrupted or prevented from conducting business for an uncertain period of time. The extent to which this would impact our financial results is unknown as it is dependent on future developments, which are highly uncertain and cannot be predicted. As such, it is difficult to estimate the exact magnitude of the COVID-19 pandemic on our business.

We have not had, and we do not expect, any of our facilities to be closed subject to government-mandated closures, and we have informed our customers that we anticipate operating throughout the COVID-19 outbreak. Disruption in the supply chain of raw materials used to produce our products, as a result of the COVID-19 outbreak, has not caused us to close any of our facilities, and to date, our employees have been reporting to work, either remotely or in-person without any material change in attendance or productivity. However, we cannot ensure that the COVID-19 outbreak will not cause disruptions to our business in the future.

Liquidity, Going Concern and Capital Resources

We used $4.2 million in operating cash during in 2021, compared to $7.9 million in 2020. The reduction in operating cash uses in 2021 was primarily attributable to lower net operating losses, with depreciation and amortization flat with 2020 levels, and overall working capital modestly negative, as higher non-cash compensation and higher accounts payable and commodities payable were more than offset by higher accounts receivable, and increases in inventories and accruals.

We used $0.8 million in investing cash during in 2021, compared to $0.9 million in 2020. Total capital expenditures were $1.4 million in 2021, compared with $1.2 million in capital expenditures in 2020. This increase in capital expenditures was more than offset by insurance reimbursements for the remediation of damages to our Lake Charles facility from hurricane Laura in 2020. At the end of 2021, the majority of the work to remediate our Lake Charles facility had been completed and reimbursed.

We raised a total of $5.6 million in financing cash in 2021, compared to $5.7 million in 2020. During the second half of 2021, we raised $3.6 million in equity funding, $2.8 million through the issuance of shares in a direct placement, $0.6 million from the sale of common shares through our ATM facility, and $0.2 million in proceeds from warrant exercises. We also received net proceeds of $1.1 million from refinancing the term-loan secured by a mortgage on our Golden Ridge rice mill in Wynne, AR. The remaining was raised from increased debt under our factoring facility.

Management believes that despite the multi-year history of operating losses and negative operating cash flows from continuing operations, there is no substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. Factors alleviating this concern include the reduction in operating losses in 2021, $5.8 million in cash and cash equivalents as of December 31, 2021, and our ability to procure additional capital if needed through a variety of sources.

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

Goodwill – Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. We may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we conclude that is the case, or chose to not perform the qualitative assessment, we quantify the reporting unit’s fair value. If the carrying amount of the reporting unit exceeds its fair value, we will record an impairment loss based on the difference. The impairment loss will be limited to the amount of goodwill allocated to that reporting unit. Multiple valuation techniques may be used to assess the fair value of the reporting unit. All of these techniques include the use of estimates and assumptions that are inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment, or both. After a 2021 impairment charge, discussed further in Note 7 to the accompanying consolidated financial statements, goodwill is zero.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of RiceBran Technologies

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RiceBran Technologies and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Long-Lived Asset and Goodwill Impairment

As described in Notes 6 and 7 to the financial statements, the Company’s net consolidated property and equipment and intangible assets balances were $15,444,000 and $527,000, respectively, at December 31, 2021. As further described in Note 2 to the financial statements, the Company reviews long-lived assets, including property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the caring amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset. Based on events occurring during the year ended December 31, 2021, management performed an impairment assessment to test long-lived assets for impairment. The results of this assessment indicated that estimated undiscounted future cash flows exceed the carrying amount of the assets. The Company’s impairment assessment required management to make significant estimates and assumptions related to a number of factors, including forecasts of revenue growth rates and cash flows.

As described in Notes 2 and 7 to the financial statements, the Company recognized a full impairment of goodwill of $3,915,000 for the year ending December 31, 2021. As further described in Note 2 to the financial statements, the Company tests goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter. The Company quantifies the reporting unit’s fair value using the income approach, based on a discounted cash flow valuation model. If the carrying amount of the reporting unit exceeds its fair value, the Company records an impairment loss, limited to the amount of goodwill allocated to that reporting unit, based on the difference. As described in Note 2 to the financial statements, the Company has identified one reporting unit and one operating segment, specialty ingredients.

We identified the long-lived asset and goodwill impairment assessments as a critical audit matter because changes in certain significant assumptions management used in the impairment analysis, including revenue growth rates, operating margins and, for the goodwill impairment assessment, discount rates, could have a significant impact on the analysis. Auditing these assumptions involved a high degree of auditor judgment and subjectivity and increased audit effort.

Our audit procedures related to the Company’s long-lived asset and goodwill impairment assessments included the following, among others:

●	We obtained an understanding of the relevant controls related to the development of forecasted revenue growth rates, operating margins and, for the goodwill impairment assessment, discount rates
●	We tested the reasonableness of management’s process for determining the forecasts of revenue growth rates and operating margins
●	We tested the reasonableness of management’s process for determining the discount rates utilized in the goodwill impairment assessment
●	We tested the reasonableness of management's assumptions of revenue growth rates and operating margins by comparing management's prior forecast to historical results for the Company comparing the projections for consistency to the Company's strategic plans and initiatives and comparing the projections to industry forecasts
●	We tested the reasonableness of management's discount rates utilized in the goodwill impairment assessment by comparing to known costs of capital and evaluating the sensitivty of the impairment assessment to the discount rates
●	We evaluated whether the estimates of revenue growth rates and cash flows were consistent with evidence obtained in other areas of the audit

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Houston, Texas

March 17, 2022

RiceBran Technologies

Consolidated Balance Sheets

December 31, 2021 and 2020

(in thousands, except share amounts)

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$5,825	$5,263
Accounts receivable, net of allowance for doubtful accounts of $18 and $9	4,136	2,819
Inventories	2,444	1,878
Other current assets	810	1,380
Total current assets	13,215	11,340
Property and equipment, net	15,444	16,367
Operating lease right-of-use assets	2,127	2,452
Intangible assets	527	722
Goodwill	-	3,915
Total assets	$31,313	$34,796

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$826	$955
Commodities payable	1,702	825
Accrued salary, wages and benefits	787	601
Accrued expenses	683	536
Operating lease liabilities, current portion	382	344
Due under insurance premium finance agreements	128	126
Due under factoring agreement	3,379	1,785
Finance lease liabilities, current portion	86	82
Long-term debt, current portion	1,183	572
Total current liabilities	9,156	5,826
Operating lease liabilities, less current portion	1,948	2,330
Finance lease liabilities, less current portion	100	113
Long-term debt, less current portion	1,356	3,107
Derivative warrant liabilty	258	-
Total liabilities	12,818	11,376
Commitments and contingencies
Shareholders' equity:
Preferred stock, 20,000,000 shares authorized: Series G, convertible, 3,000 shares authorized, stated value $150 and $225, 150 and 225 shares, issued and outstanding	75	112
Common stock, no par value, 150,000,000 shares authorized, 51,589,674 shares and 45,238,087 shares, issued and outstanding	326,279	322,218
Accumulated deficit	(307,859)	(298,910)
Total shareholders' equity	18,495	23,420
Total liabilities and shareholders' equity	$31,313	$34,796

See Notes to Consolidated Financial Statements

RiceBran Technologies

Consolidated Statements of Operations

Years Ended December 31, 2021 and 2020

(in thousands, except share and per share amounts)

	2021	2020

Revenues	$31,131	$26,199
Cost of goods sold	30,689	28,670
Gross profit (loss)	442	(2,471)
Selling, general and administrative expenses	7,087	7,971
Impairment of goodwill	3,915	-
Loss on disposition and involuntary conversion of property and equipment	6	847
Operating loss	(10,566)	(11,289)
Other income (expense):
Interest expense	(463)	(318)
Interest income	1	20
Gain on extinguishmenbt of PPP Loan	1,792	-
Change in fair value of derivative warrant liability	389	-
Other income	4	4
Other expense	(85)	(128)
Total other income (expense)	1,638	(422)
Loss before income taxes	(8,928)	(11,711)
Income tax expense	(21)	(19)
Net loss	$(8,949)	$(11,730)

Loss per common share:
Basic	$(0.19)	$(0.29)
Diluted	(0.19)	(0.29)

Weighted average number of shares outstanding:
Basic	47,738,948	41,131,782
Diluted	47,738,948	41,131,782

See Notes to Consolidated Financial Statements

RiceBran Technologies

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2021 and 2020

(in thousands, except share amounts)

	Shares
			Preferred	Common	Accumulated
	Series G	Common	Stock	Stock	Deficit	Equity
Balance, January 1, 2020	225	40,074,483	$112	$318,811	$(287,180)	$31,743
Sales of common stock, net of costs		4,850,489	-	2,318	-	2,318
Common stock awards under equity incentive plans	-	214,234	-	1,041	-	1,041
Exercise of common stock warrants	-	67,577	-	12	-	12
Common stock issued to vendors	-	31,304	-	36	-	36
Net loss	-	-	-	-	(11,730)	(11,730)
Balance, December 31, 2020	225	45,238,087	112	322,218	(298,910)	23,420
Sales of common stock and common stock warrants, net of costs	-	3,062,395	-	2,721	-	2,721
Common stock awards under equity incentive plans	-	708,584	-	1,114	-	1,114
Exercise of common stock warrants	-	2,485,434	-	171	-	171
Common stock issued to vendors	-	24,000	-	18	-	18
Conversion of preferred stock into common stock	(75)	71,174	(37)	37	-	-
Net loss	-	-	-	-	(8,949)	(8,949)
Balance, December 31, 2021	150	51,589,674	$75	$326,279	$(307,859)	$18,495

See Notes to Consolidated Financial Statements

RiceBran Technologies

Consolidated Statements of Cash Flows

Years Ended December 31, 2021 and 2020

(in thousands)

	2021	2020
Cash flow from operating activities:
Net loss	$(8,949)	$(11,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,397	2,393
Amortization	195	228
Stock and share-based compensation	1,135	1,077
Impairment of goodwill	3,915	-
Loss on disposition and involuntary conversion of property and equipment	6	847
Gain on extinguishment of PPP loan	(1,792)	-
Change in fair value of derivative warrant liability	(389)	-
Accretion of interest	98	95
Other	(3)	(84)
Changes in operating assets and liabilities:
Accounts receivable	(1,332)	997
Inventories	(566)	(980)
Accounts payable and accrued expenses	280	(709)
Commodities payable	876	(4)
Other	(69)	(76)
Net cash used in operating activities	(4,198)	(7,946)
Cash flows from investing activities:
Purchases of property and equipment	(1,440)	(1,184)
Proceeds from insurance on involuntary conversion	639	250
Proceeds from sale of property and equipment	3	15
Net cash used in investing activities - continuing operations	(798)	(919)
Cash flows from financing activities:
Advances on factoring agreement	31,038	27,450
Payments on factoring agreement	(29,519)	(27,583)
Advances on insurance premium finance agreements	962	743
Payments on insurance premium finance agreements	(960)	(733)
Advances on long-term debt, net of issuance costs	1,167	3,762
Payments of long-term debt and finance lease liabilities	(665)	(285)
Proceeds from issuances of common stock and warrants, net of issuance costs	3,364	2,318
Proceeds from common stock warrant exercises	171	12
Net cash provided by financing activities	5,558	5,684
Net change in cash and cash equivalents	$562	$(3,181)

Cash and cash equivalents, beginning of period	5,263	8,444
Cash and cash equivalents, end of period	5,825	5,263
Net change in cash and cash equivalents and restricted cash	$562	$(3,181)

Supplemental disclosures:
Cash paid for interest	$354	$223
Cash paid for income taxes	$18	$7

See Notes to Consolidated Financial Statements

RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 1. LIQUIDITY AND MANAGEMENT’S PLAN

Our multi-year history of operating losses and negative operating cash flows from continuing operations raised substantial doubt about our ability to continue as a going concern before consideration of management’s plans, however after consideration of management’s plans and the factors below, we believe substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued has been alleviated. The factors that alleviated the substantial doubt are summarized below:

1)	Significant Cash Reserves – As of December 31, 2021, we had $5.8 million in cash and cash equivalents.

2)	Declining Operating Losses – During 2021, we experienced declines in both operating losses and negative operating cash flows, driven by:
●

The transition to positive gross profits in 2021 from negative gross losses, driven principally by growth in operating profits from our SRB derivative business and a reduction in operating losses from our Golden Ridge rice mill, compared to a year ago.

●	An 11% reduction in selling, general, and administrative expenses in 2021, compared to 2020, due to headcount reductions and lower expenditures from outside services and consultants.

3)

Access to Equity Funding – During the second half of 2021, we raised $3.6 million in equity funding, $2.8 million through the issuance of shares in a direct placement, $0.6 million from the sale of common shares through our ATM facility, and $0.2 million in proceeds from warrant exercises.

4)

Ability to Leverage and/or Sell Real-estate Assets – We operate three wholly-owned facilities (Mermentau LA, Dillon MT, and North Grand Forks MN) with no existing liens. Such facilities could potentially be sold or mortgaged to provide additional liquidity.

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

RiceBran Technologies
Notes to Consolidated Financial Statements

Segment Reporting

An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. The “Segment Reporting” topic of the Financial Accounting Standard Board (FASB) accounting standards codification requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. Given the integrated nature of these facilities, we have one reporting unit and one operating segment.

Recent Accounting Guidance

Recent accounting standards not yet adopted

The following discusses the accounting standard(s) not yet adopted that will, or are expected to, result in a significant change in practice and/or have a significant financial impact on our financial position, results of operations or cash flows.

In June 2016, the FASB issued guidance ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which changes the accounting for credit losses for certain instruments, including trade receivables, from an incurred loss method to a current expected loss method. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. The guidance, and subsequent guidance related to the topic, is effective for our annual and interim periods beginning in 2023 and must be adopted on a modified retrospective approach through cumulative-effect adjustment to retained earnings as of January 1, 2023. Based on the nature of our current receivables and our credit loss history, we do not expect the adoption of the guidance to have a significant impact on our results of operations, financial position, or cash flows.

Recently adopted accounting standards

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). Among other things, the new guidance eliminates some of the conditions that must be met for equity classification of freestanding warrants under ASC 815-40-25. We adopted ASU 2020-06 effective January 1, 2021, using the modified retrospective method. Adoption of the standard had no impact on our results of operations, financial position, or cash flows.

In May 2021, the FASB issued ASU 2021-04, Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. Among other things, the amendments affect (i) the accounting for freestanding equity-classified written call option modifications or exchanges which remain equity classified after the modification or exchange and (ii) the recognition and measurement of earnings per share (EPS) for certain modifications or exchanges. We early adopted ASU 2021-04 effective January 1, 2021, and we will apply it prospectively to applicable transactions. Adoption of the standard had no impact on our results of operations, financial position, or cash flows.

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Among other things, the new guidance requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination as if it had originated the contracts. We early adopted ASU 2021-08 effective October 1, 2021 and will apply it prospectively to business combinations. Adoption of the standard had no impact on our results of operations, financial position, or cash flows.

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

Goodwill – Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. We may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we conclude that is the case, or chose to not perform the qualitative assessment, we quantify the reporting unit’s fair value. If the carrying amount of the reporting unit exceeds its fair value, we record an impairment loss based on the difference. The impairment loss will be limited to the amount of goodwill allocated to that reporting unit. Multiple valuation techniques may be used to assess the fair value of the reporting unit. All of these techniques include the use of estimates and assumptions that are inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment, or both. After a 2021 impairment charge, discussed further in Note 7, goodwill is zero as of December 31, 2021.

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

RiceBran Technologies
Notes to Consolidated Financial Statements

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

Derivative Warrant Liability – We have an outstanding warrant agreement that provides for cash settlement of the warrant in certain circumstances. We account for this warrant as a liability instrument. This warrant is carried at fair value as a derivative warrant liability in our consolidated balance sheets at the end of each reporting period, and any resultant changes in fair value are recorded in the consolidated statements of operations in other income (expense) as change in fair value of derivative warrant liability.

RiceBran Technologies
Notes to Consolidated Financial Statements

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

NOTE 3. CASH AND CASH EQUIVALENTS

As of December 31, 2021, we had $4.3 million of cash and cash equivalents invested in a money market fund with net assets invested in U.S. Dollar denominated money market securities of domestic and foreign issuers, U.S. Government securities and repurchase agreements. We consider all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

We have cash on deposit in excess of federally insured limits at a bank. We do not believe that maintaining substantially all such assets with the bank or investing in a liquid mutual fund represent material risks.

NOTE 4. ACCOUNTS RECEIVABLE AND REVENUES

Amounts billed and due from our customers are classified as accounts receivables on our consolidated balance sheets and require payment on a short-term basis. Invoices are generally issued at the point control transfers and substantially all of our invoices are due within 30 days or less, however certain customers have terms of up to 120 days. For substantially all of our contracts, control of the ordered product(s) transfers at our location. Periodically, we require payment prior to the point in time we recognize revenue. Amounts received from customers prior to revenue recognition on a contract are contract liabilities, are classified as customer prepayments liability on our consolidated balance sheets and are typically applied to an invoice within 30 days of the prepayment. Revenues in 2021 and 2020 include $0.1 million, or less, in unearned revenue as of the end of the prior year.

Our accounts receivable potentially subject us to significant concentrations of credit risk. Revenues and accounts receivable from significant customers (customers with revenue or accounts receivable in excess of 10% of consolidated totals) are stated below as a percent of consolidated totals.

	Customer
	A	B	C
% of revenue, 2021	5%	11%	12%
% of revenue, 2020	10%	11%	2%

% of accounts receivable, as of December 31, 2021	7%	8%	15%
% of accounts receivable, as of December 31, 2020	17%	1%	10%

The following table presents revenues by geographic area shipped to (in thousands).

	2021	2020
United States	$29,637	$24,790
Other countries	1,494	1,409
Revenues	$31,131	$26,199

RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 5. INVENTORIES

The following table details the components of inventories (in thousands).

	December 31
	2021	2020
Finished goods	$1,679	$1,512
Raw materials	599	236
Packaging	166	130
Inventories	$2,444	$1,878

NOTE 6. PROPERTY AND EQUIPMENT

The following table details the components of property and equipment (amounts in thousands).

	December 31
	2021	2020	Estimated Useful Lives (Years)
Land	$730	$730
Furniture and fixtures	265	276	5	-	10
Plant	10,457	9,377	20	-	40 or life of lease
Computer and software	452	1,060	3	-	5
Leasehold improvements	1,828	1,880	4	-	15 or life of lease
Machinery and equipment	15,115	16,402	5	-	15
Property and equipment, cost	28,847	29,725
Less accumulated depreciation	13,403	13,358
Property and equipment, net	$15,444	$16,367

Amounts payable for property and equipment included in accounts payable totaled $0.2 million at December 31, 2021, and $0.3 million at December 31, 2020. Assets which had not yet been placed in service, included in property and equipment, totaled $0.9 million at December 31, 2021, and $0.6 million at December 31, 2020.

Involuntary Conversion

In 2020, we wrote down assets, consisting primarily of a building, machinery and equipment, in the amount of $0.9 million and incurred other costs of $0.1 million as a result of hurricane damage that occurred in August 2020 to our Lake Charles, Louisiana property. Operations at this facility have been shut down since September 2020, while this facility is being repaired. We expected insurance recoveries to cover our asset loss to the extent it exceeded our $0.1 million deductible under our insurance policy. The resulting $0.1 million loss on involuntary conversion of assets was included in selling, general and administrative expenses in our consolidated financial statements in 2020. As of December 31, 2021, we have received $0.9 million of proceeds from the insurer. The insurance proceeds receivable included in other current assets on our consolidated balance sheet was zero at December 31, 2021, and $0.7 million as of December 31, 2020. We accrue estimated insurance proceeds receivable when the proceeds are estimable and probable of collection. We do not expect any recovery of lost profits under business interruption insurance. We finalized our insurance claim in the first quarter of 2022. We received $0.1 million in proceeds from the insurer in the first quarter of 2022 and expect any adjustment to our loss on involuntary conversion in 2022 to be less than $0.1 million.

RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 7. INTANGIBLE ASSETS AND GOODWILL

Intangible assets, excluding goodwill, consist of the following (in thousands).

	December 31, 2021				December 31, 2020
	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	15	$930	$423	$507	$930	$236	$694
Trademarks	10	13	3	10	13	2	11
Non-compete agreement	5	22	12	10	22	8	14
Other	17	-	-	-	32	29	3
Total intangible assets		$965	$438	$527	$997	$275	$722

The customer relationship intangible is amortizing over the 15-year period of expected future economic benefit, in proportion to the discounted expected future cash flows used to estimate the value of the intangible at acquisition in 2019. It is amortizing at a more rapid rate in the earlier periods than in later periods. Other finite-lived intangible assets are amortizing on a straight-line basis.

As of December 31, 2021, the weighted-average remaining amortization period for intangibles other than goodwill is 11.7 years and future intangible amortization is expected to total the following (in thousands):

2022	$147
2023	111
2024	80
2025	58
2026	42
Thereafter	89
Total amortization	$527

A summary of goodwill activity follows (in thousands).

	2021	2020
Goodwill, January 1	$3,915	$3,915
Impairment of goodwill	(3,915)	-
Goodwill, December 31	$-	$3,915

We performed our annual impairment testing of goodwill as of December 31, 2021. We estimated the fair value of our company by a discounted cash flow method, reconciled to our market capitalization.  We determined the fair value of our equity, based on our market capitalization, was substantially below our carrying value. As a result, in the fourth quarter of 2021, we recorded a non-cash, non-tax deductible impairment charge equal to the entire amount of our goodwill, $3.9 million.

NOTE 8. LEASES

The components of lease expense and cash flows from leases (in thousands) follow.

	2021	2020
Finance lease cost:
Amortization of right-of use assets, included in cost of goods sold	$89	$62
Interest on lease liabilities	11	14
Operating lease cost, included in selling, general and administrative expenses:
Fixed leases cost	515	517
Variable lease cost	149	127
Short-term lease cost	61	9
Total lease cost	$825	$729

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$11	$14
Operating cash flows from operating leases	$515	$517
Financing cash flows from finance leases	$96	$101

As of December 31, 2021, variable lease payments do not depend on a rate or index. As of December 31, 2021, property and equipment, net, includes $0.2 million of finance lease right-of-use-assets, with an original cost of $0.5 million. During 2021, we financed the purchase of $0.1 million of property and equipment in noncash finance lease transactions. During 2020, we financed the purchase of less than $0.1 million of property and equipment in noncash finance lease transactions.

RiceBran Technologies
Notes to Consolidated Financial Statements

As of December 31, 2021, we do not believe it is certain that we will exercise any lease renewal options. The remaining terms of our leases and the discount rates used in the calculation of the fair value of our leases as of December 31, 2021, follows.

	Operating Leases			Finance Leases
Remaining leases terms (in years)	1.8	-	11.2	0.4	-	4.8
Weighted average remaining lease terms (in years)			6.2			2.6
Discount rates	6.3%	-	9.0%	2.8%	-	7.3%
Weighted average discount rate			7.7%			4.9%

As of December 31, 2021, operating leases have maturities extending through 2032. Maturities of lease liabilities as of December 31, 2021, follows (in thousands).

	Operating	Finance
	Leases	Leases
2022	$548	$93
2023	528	63
2024	429	23
2025	439	9
2026	451	7
Thereafter	578	-
Total lease payments	2,973	195
Amounts representing interest	(643)	(9)
Present value of lease obligations	$2,330	$186

NOTE 9. DEBT

We finance certain amounts owed for annual insurance premiums under financing agreements. As of December 31, 2021, amounts due under insurance premium financing agreements are due in monthly installments of principal and interest through February 2022, at an interest rate of 3.7% per year.

In October 2019, we entered into a factoring agreement which provides for a $7.0 million credit facility with a lender. We may only borrow to the extent we have qualifying accounts receivable as defined in the agreement. The facility had an initial two-year term and automatically renews for successive annual periods, unless proper termination notice is given. The facility term was automatically extended to October 2022. We paid a $0.2 million facility fee upon inception of the agreement which amortized to interest expense on a straight-line basis over the two years ending in October 2021. We incur recurring fees under the agreement, including a funding fee of 0.5% above the prime rate, in no event to be less than 5.5%, on any advances and a service fee on average net funds borrowed. The lender has the right to demand repayment of the advances at any time. The lender has a security interest in personal property assets.

Due under factoring agreement consists of the following (in thousands).

	December 31,
	2021	2020
Borrowings outstanding	$3,379	$1,860
Debt issuance costs, net	-	(75)
Due under factoring agreement	$3,379	$1,785

Additional information related to our factoring obligation follows.

	2021	2020
Average borrowings outstanding (in thousands)	$1,622	$1,713
Amortization of debt issuance costs (in thousands)	$75	$91
Fees paid, as a percentage of average oustanding borrowings	6.2%	7.3%
Interest paid, as a percentage of average outstanding borrowings	6.4%	6.4%

RiceBran Technologies
Notes to Consolidated Financial Statements

Long-term debt consists of the following (in thousands).

	December 31,
	2021	2020
Mortgage promissory note - Originally dated in July 2020 and modified in December 2021. As modified, interest accrues at an annual rate which is the greater of 7.0% above the lender's prime rate and 10.3% (10.3% at December 31, 2021) payable in monthly installments through December 2023. Net of $32 debt issuance costs at December 31, 2021. Face amount $2.5 million. Interest accrued at the effective discount rate 11.5%.	$2,469	$1,817
Payroll Protection Program note - Dated April 2020. Interest accrued at an annual rate of 1.0%. Forgiven in January 2021.	-	1,792
Equipment note - Dated May 2021. Original principal $46. Due in monthly installments through June 2025. Interest accrues at the effective discount rate of 3.6% per year.	33	-
Equipment note - Dated December 2019. Original principal $40. Due in monthly installments through December 2024. Interest accrues at the effective discount rate of 9.3% per year.	26	33
Equipment notes - Initially recorded in November 2018, in an acquisition, at the present value of future payments using a discount rate of 4.8% per year. Due in monthly installments through August 2022.	11	37
Total long term debt, net	$2,539	$3,679

In December 2021, we entered into agreements with our lender to effect a modification of the terms of our mortgage promissory note. We entered into a new mortgage promissory note in the principal amount of $2.5 million, with terms as indicated in the table above. We received $1.2 million in cash from the lender and the lender applied the remainder of the principal to the $1.3 million principal and interest then outstanding under our old promissory note. We recognized no gain or loss with the modification. At modification, the carrying amount of the new note equaled the total of (i) the $1.3 million carrying amount of the old note prior to modification (ii) the $1.2 million advanced by the lender at modification and (iii) the debt issuance costs associated with the modification. Under the terms of the original note, (i) interest accrued at an annual rate which was the greater of 11.0% above the 1ender’s prime rate and 14.3% and (ii) principal and interest were payable in monthly installments through May 2022 and a final payment of $1.0 million was due in June 2022. The note is secured by certain real property and personal property assets located in Wynne, Arkansas.

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

Future principal maturities of long-term debt outstanding at December 31, 2021, follow (in thousands).

2022	$1,215
2023	1,332
2024	19
2025	5
Principal maturities	2,571
Debt issuance costs	(32)
Total long term debt, net	$2,539

NOTE 10. EQUITY, SHARE-BASED COMPENSATION, WARRANTS AND SECURITIES OFFERINGS

In June 2020, our shareholders approved, and we filed an amendment to our articles of incorporation, increasing our authorized shares of common stock from 50,000,000 to 150,000,000.

Preferred Stock

Our board of directors, without further action or vote by holders of our common stock, has the right to establish the terms, preference, rights and restrictions and issue shares of preferred stock. We previously designated and issued six series of preferred stock of which no shares remain outstanding. In addition, we designated and issued a seventh series of preferred stock, Series G, of which 150 shares remain outstanding as of December 31, 2021.

RiceBran Technologies
Notes to Consolidated Financial Statements

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

Securities Offerings

In September 2021, we issued and sold 2,307,500 shares of common stock, a warrant for the purchase of up to 2,307,693 shares (Warrant A), and a prefunded warrant (the Prefunded Warrant) for the purchase of up to 2,307,855 shares of common stock pursuant to our effective “shelf” registration statement on Form S-3. The initial $1.00 per share exercise price of Warrant A is subject to adjustment in September 2022, and again in September 2023, if 110% of the 5-day volume weighted average price of our common stock is less than the then-current exercise price. The Prefunded Warrant, which was exercised in full in 2021, had an exercise price of $0.0001 (net of the $0.6499 per share prefunded). We determined that the Prefunded Warrant qualified for equity accounting, however, Warrant A did not qualify for equity accounting because the holder may elect cash settlement of this warrant in the event of a change of control. As a result, we carry Warrant A as a liability at fair value in our consolidated balance sheets and the change in fair value of this warrant is recorded in our consolidated statements of operations. The net proceeds from the offering of $2.8 million, after deducting commissions and other cash offering expenses of $0.2 million were allocated to derivative warrant liability, in an amount equal to the $0.6 million estimated fair value of Warrant A as of September 13, 2021, with the remainder of the proceeds recorded in equity. We determined the exercise price of the Prefunded Warrant was nominal and, as such, considered the 2,307,855 shares initially underlying the Prefunded Warrant to be outstanding effective September 13, 2021, for the purposes of calculating basic earnings per share (EPS). We intend to use the net proceeds from the September 2021 offering for general corporate purposes, which may include funding capital expenditures and working capital and repaying indebtedness.

On March 30, 2020, we entered into an at market issuance (ATM) sales agreement with respect to an at-the-market offering program through B. Riley FBR, Inc, as sales agent. The issuances and sales of our common stock under the ATM sales agreement are made pursuant to our effective “shelf” registration statement on Form S-3. During 2021, we issued and sold 754,895 shares of common stock under an at market issuance sales agreement, at an average price of $0.80 per share. Proceeds from those 2021 sales of $0.5 million are recorded in equity, net of $0.1 million of stock issuance costs. During 2020, we issued and sold 4,850,489 shares of common stock under the agreement, at an average price of $0.53 per share. Proceeds from those 2020 sales are recorded in equity, net of $0.2 million of stock issuance costs. Under the terms of the securities purchase agreement related to the September 2021 offering, we are prohibited from entering into an agreement to effect any at-the-market issuance until September 13, 2023.

Equity Incentive Plan

Our board of directors adopted our 2014 Equity Incentive Plan (2014 Plan) in August 2014, after the plan was approved by shareholders. The total shares of common stock authorized for issuance under the 2014 Plan is 6,300,000 shares. Under the terms of the plan, we may grant stock options, shares of common stock and share-based awards to officers, directors, employees or consultants providing services on such terms as are determined by the board of directors. Our board of directors administers the plan, determines vesting schedules on plan awards and may accelerate the vesting schedules for award recipients. The stock options granted under the plan have terms of up to 10 years. As of December 31, 2021, awards for the purchase of 5,813,021 shares of common stock have been granted and remain outstanding (common stock options, common stock and restricted stock units) and 486,979 shares of common stock are reserved for future grants under the 2014 Plan. As of December 31, 2021, we have outstanding restricted stock unit awards for 1,000,000 shares of common stock, the vesting of which, as amended, is subject to our shareholders approving an increase in the total shares of common stock authorized for issuance under the plan on or before December 15, 2022.

RiceBran Technologies
Notes to Consolidated Financial Statements

Share-based compensation expenses related to employees and directors are included in selling, general and administrative expenses. Share-based compensation by type of award follows (in thousands).

	2021	2020
Common stock	$108	$308
Stock options	140	148
Restricted stock units	866	585
Compensation expense related to common stock awards issued under equity incentive plan	$1,114	$1,041

Information regarding common stock issued under the equity incentive plan follows, including shares issued upon vesting of restricted stock units. All shares of common stock issued in 2021 or 2020 were vested as of the date issued.

	2021		2020
	Shares Issued	Weighted Average Grant Date Fair Value Per Share	Shares Issued	Weighted Average Grant Date Fair Value Per Share
Directors	136,084	$0.80	83,306	$0.53
Employees	572,500	0.55	71,011	0.85
Consultants	-		59,917	0.71
	708,584		214,234

The shares of common stock issued to employees in 2021 were issued upon vesting of restricted stock units with a grant date fair value of $0.55 per share.

Options

Stock option activity follows.

	2021				2020
	Shares Under Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Shares Under Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1	675,026	$2.24		7.9	996,009	$3.23		8.1
Granted	-	-	NA	-	653,004	1.22	$0.73	10.0
Forfeited	(31,067)	8.40		7.4	(973,987)	2.56		8.1
Outstanding at December 31	643,959	$1.95		6.9	675,026	$2.24		7.9

The options granted in 2020 vest and become exercisable in annual or monthly installments ending three or four years from the date of grant.

RiceBran Technologies
Notes to Consolidated Financial Statements

Information related to outstanding and exercisable stock options as of December 31, 2021, follows.

	Outstanding			Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
less than $1.00	78,000	$0.85	5.3	78,000	$0.85	5.3
$1.00 to $1.99	333,811	1.26	7.7	115,983	1.32	7.2
$2.00 to $2.99	116,750	2.79	7.3	72,687	2.82	7.1
$3.00 to $3.99	89,875	3.34	6.3	60,256	3.36	5.9
$4.00 to $4.99	23,104	4.43	2.6	23,094	4.43	2.6
$5.00 to $16.00	2,419	16.00	0.8	2,419	16.00	0.8
	643,959	$1.95	6.9	352,439	$2.18	6.2

As of December 31, 2021, outstanding stock options had an intrinsic value of zero, the weighted average remaining vesting period of options outstanding was 1.7 years and unrecognized option compensation cost was $0.2 million. As of December 31, 2020, exercisable options had an intrinsic value of zero. The following are the assumptions used in valuing stock option grants:

	2020
Assumed volatility	60%	-	69%
	(62% weighted average)
Assumed risk free interest rate	1.3%	-	1.7%
	(1.6% weighted average)
Average expected life of options (in years)	5.9	-	7.0
	(6.3 weighted average)
Expected dividends		-

Restricted Stock Units

Restricted stock unit (RSU) activity follows.

	2021			2020
	RSU Shares Issued	Unrecognized Stock Compensation (in thousands)	Weighted Average Expense Period (Years)	RSU Shares Issued	Unrecognized Stock Compensation (in thousands)	Weighted Average Expense Period (Years)
Nonvested at January 1	1,495,400	$730	1.4	1,148,062	$377	1. 4
Granted (1)	824,689	796	1.0	1,261,803	828	0.9
Modified	-	-		-	-
Before modification (2)	-	-		(227,062)	(22)
After modification (3)	-	-		620,000	353	2.0
Vested (4)	(1,051,149)	-		(386,403)	-
Cancelled	-	-		(625,000)	-
Forfeited (5)	(2,907)	(3)		(296,000)	(221)
Expensed	-	(865)		-	(585)
Nonvested at December 31	1,266,033	$658	0.9	1,495,400	$730	1.4

(1)

The shares of common stock subject to the RSUs granted in 2021 and 2020, were vested when granted or vest within two years of grant. These RSU grants were not subject to any market conditions and were valued using the market price of our common stock on the date of grant. Prior to being modified in 2020, the shares of common stock subject to the RSUs granted in 2019 vested based upon a vesting price equal to the volume weighted average trading price of our common stock over sixty-five consecutive trading days, subject to a minimum service period in certain grants, and expired on the fifth anniversary of each grant.

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

RiceBran Technologies
Notes to Consolidated Financial Statements

(4)	Represents the following.

	2021	2020
Vested when granted	386,403	386,403
Vested upon completion of service conditions, common stock issued at vesting	572,500	-
Vested upon completion of service, common stock issuance deferred	450,400	-
Outstanding at December 31	1,409,303	386,403

(5)	In 2021 and 2020, we reversed expense recognized in prior periods on forfeited RSU shares in the amounts indicated in the unrecognized stock compensation column.

As of December 31, 2021, issuance of 1,209,092 shares of common stock subject to certain RSUs, 865,052 of which are vested, is deferred to the date the holder is no longer providing service to RiceBran Technologies.

In addition, as of December 31, 2021, we have outstanding RSUs for 1,000,000 shares of common stock, the vesting of which is subject to our shareholders approving an increase in the total shares of common stock authorized for issuance under the 2014 Plan. The impacts of these RSUs are excluded from the table above as the RSUs are considered contingently issued.

Warrants

Prefunded Warrant was cashless exercised in its entirety in 2021 and we issued 2,307,498 shares of common stock upon the cashless exercise. Warrant activity, excluding activity related to the Prefunded Warrant, follows.

	2021			2020
	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercis e Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1	6,645,916	$0.98	1.1	7,532,280	$1.32	1.9
Granted (1)	2,307,693	1.00	5.0	-	NA	NA
Cash exercised	(177,936)	0.96	0.8	(12,948)	0.96	-
Cashless exercised (2)	-	NA	NA	(215,740)	0.96	-
Expired	(25,000)	5.25	-	(657,676)	5.25	-
Outstanding at December 31 (2)	8,750,673	$0.98	1.4	6,645,916	$0.98	1.1

(1)

Represents Warrant A and is classified as a liability in our consolidated balance sheets. The $1.00 per share exercise price as of December 31, 2021, is subject to adjustment in September 2022, and again in September 2023, if 110% of the 5-day volume weighted average price of our common stock is less than the then-current exercise price.

(2)	We issued 54,629 shares of common stock upon the cashless exercise of the warrants in 2020.
(3)

Under the terms of certain outstanding warrants, the holders may elect to exercise the warrants under a cashless exercise feature. As of December 31, 2021, warrant holders may elect to exercise cashless warrants for 3,484,675 shares of common stock at an exercise price of $0.96 per share and 2,307,696 shares of common stock at an exercise price of $1.00 per share. If we register for resale the shares subject to warrants, the holders of some of the warrants may no longer have the right to elect a cashless exercise. If we fail to maintain a registration statement for the resale of shares under certain other warrants, the shares under those warrants may again become exercisable using a cashless exercise feature.

RiceBran Technologies
Notes to Consolidated Financial Statements

As of December 31, 2021, all outstanding warrants were exercisable. The following table summarizes information related to exercisable and outstanding warrants as of December 31, 2021.

Range of Exercise Prices		Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.96		6,392,980	$0.96	0.1
$1.00	(1)	2,307,693	1.00	4.7
$2.00		50,000	2.00	1.1
		8,750,673	$0.98	1.4

(1)

Represents Warrant A and is classified as a liability in our consolidated balance sheets because the holder may elect cash settlement of this warrant in the event of a change of control. The $1.00 per share exercise price as of December 31, 2021, is subject to adjustment September 2022, and again in September 2023, if 110% of the 5-day volume weighted average price of our common stock is less than the then-current exercise price.

In February 2022, warrants for the purchase of up to 6,142,980 shares of common stock with an exercise price of $0.96 per share, expired.

In the period from January 1, 2022 to March 17, 2022, we:

●	issued RSUs under the 2014 Plan to employees covering a total of 370,000 shares of our common stock. The shares subject to the RSUs vest over two years beginning March 2023,
●	awarded 1,898,781 RSUs to employees that are subject to our shareholders approving an increase in the total shares of common stock authorized for issuance under the 2014 Plan,
●	issued 224,751 shares of common stock upon the vesting of RSUs with an average grant date fair value of $0.91 per share.

NOTE 11. INCOME TAXES

Deferred tax asset (liability) is comprised of the following (in thousands):

	December 31
	2021	2020
Net operating loss carryforwards	$13,385	$11,473
Stock options and warrants	832	576
Property and equipment	16	50
Intangible assets	950	(9)
Capitalized expenses	105	85
Other	64	135
Operating right-of-use lease assets	(566)	(652)
Operating right-of-use lease liabilities	670	763
Net deferred tax assets	15,456	12,421
Less: Valuation allowance	(15,456)	(12,421)
Deferred tax asset (liability)	$-	$-

We have determined it is more likely than not that our deferred tax assets will not be realized. Accordingly, we have provided a valuation allowance for deferred tax assets.

The following table summarizes the change in the valuation allowance (in thousands):

	2021	2020
Vaulation allowances, beginning of year	$12,421	$8,687
Net operating loss and other temporary differences	2,926	3,039
Expiration of net operating losses and limitations	-	(20)
Adjustment to deferred taxes	67	(51)
Impact of state tax rate change	42	746
Other adjusments	-	20
Valuation allowance, end of year	$15,456	$12,421

RiceBran Technologies
Notes to Consolidated Financial Statements

As of December 31, 2021, net operating loss (NOL) carryforwards for U.S. federal tax purposes totaled $50.1 million. NOLs generated after December 31, 2017, do not expire. Federal NOLs of $9.9 million expire at various dates from 2022 through 2037 and the remainder do not expire. NOL carryforwards for state tax purposes totaled $59.5 million at December 31, 2021, and expire at various dates from 2022 through 2041.

Our ability to utilize previously accumulated NOL carryforwards is subject to substantial annual limitations due to the changes in ownership provisions of the Internal Revenue Code (IRC) of 1986, as amended, and similar state regulations. Prior to 2020, we experienced several ownership changes as defined in IRC Section 382(g). In general, the annual limitation is equal to the value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurred. Any unused annual limitation may generally be carried over to later years until the NOL carryforwards expire. Accordingly, we have reduced our NOL in the table above to reflect these limitations.

We are subject to taxation in the U.S. federal jurisdiction and various state and local jurisdictions. We record liabilities for income tax contingencies based on our best estimate of the underlying exposures. We are open for audit by the IRS for years after 2017 and, generally, by U.S. state tax jurisdictions after 2016.

Reconciliations between the amounts computed by applying the U.S. federal statutory tax rate to loss before income taxes, and income tax expense (benefit) follows (in thousands):

	2021	2020
Income tax benefit at federal statutory rate	$(1,875)	$(2,459)
Increase (decrease) resulting from:
State tax benefit, net of federal tax effect	(605)	(623)
Effect of change in state tax rate	(42)	(746)
Change in valuation allowance	3,035	3,734
Expirations of net operating losses and application of IRC 382 limitation	-	20
PPP loan forgiveness, nontaxable	(376)	-
Change in fair value of derivative warrant liability, nontaxable	(81)	-
Other nondeductible expenses	32	-
Adjustments to deferreds	(67)	51
Other	-	42
Income tax expense	$21	$19

Based on an analysis of tax positions taken on income tax returns filed, we determined no material liabilities related to uncertain income tax positions existed as of December 31, 2021 or 2020. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and local tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.

NOTE 12. INCOME (LOSS) PER SHARE (EPS)

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

RiceBran Technologies
Notes to Consolidated Financial Statements

Below are reconciliations of the numerators and denominators in the EPS computations.

	2021	2020
NUMERATOR (in thousands):
Basic and diluted - net loss	$(8,949)	$(11,730)

DENOMINATOR:
Weighted average number of shares of shares of common stock outstanding	47,105,673	41,019,802
Weighted average number of shares of common stock underlying vested restricted stock units	633,275	111,980
Basic EPS - weighted average number of shares outstanding	47,738,948	41,131,782
Effect of dilutive securities outstanding	-	-
Diluted EPS - weighted average number of shares outstanding	47,738,948	41,131,782

No effects of potentially dilutive securities outstanding were included in the calculation of diluted EPS for 2021 and 2020, because to do so would be anti-dilutive as a result of our net loss. Potentially dilutive securities outstanding during 2021 and 2020 included our outstanding convertible preferred stock, options, warrants, nonvested restricted stock units. Those potentially dilutive securities, further described in Note 10, could potentially dilute EPS in the future.

NOTE 13. FAIR VALUE MEASUREMENT

The fair value of cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable, commodities payable and short-term debt approximated their carrying value due to shorter maturities. As of December 31, 2021, the fair value of our operating lease liabilities was approximately $0.2 million lower than their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements). As of December 31, 2021, the fair values of our long-term debt and finance lease liabilities approximated their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements).

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

	Level 1	Level 2	Level 3	Total
Derivative warrant liability	$-	$-	$258	$258
Total liabilities at fair value	$-	$-	$258	$258

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis for 2021 (in thousands):

	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
Derivative warrant liability	$-	$-	$647	$-	$258	$(389)
Total Level 3 fair value	$-	$-	$647	$-	$258	$(389)

RiceBran Technologies
Notes to Consolidated Financial Statements

The derivative warrant liability relates to Warrant A, discussed further in Note 10. Warrant A is carried in our consolidated balance sheet as derivative warrant liability because the holder may elect cash settlement of this warrant in the event of a change of control. We estimated the fair value of Warrant A as of December 31, 2021, and at issuance, using the Black-Scholes value of a warrant with an exercise price of $1.00 per share. The changes in the estimated fair value of Warrant A are included in other income (loss) in our consolidated statements of operations. The following are the assumptions used in valuing Warrant A.

	December 31, 2021	September 30, 2021
Assumed volatility	69.5%	71.0%
Assumed risk free interest rate	0.8%	0.4%
Expected life of options (in years)	4.8	5.0
Expected dividends	-	-

The fair value of Warrant A approximates the cash settlement the holder could elect to be paid in the event of a change in control. At December 31, 2021, a $0.10 increase in our stock price would have resulted in an approximate $130 thousand increase in the Black Scholes fair value of Warrant A.

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

Legal Matters

From time to time, we are involved in litigation incidental to the conduct of our business. These matters may relate to employment and labor claims, patent and intellectual property claims, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations. When applicable, we record accruals for contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. Defense costs are expensed as incurred and are included in professional fees. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits and other proceedings had or are expected to have a material effect on our financial position or results of operations in 2021 and 2020, except for a contract dispute settled in 2020. During 2020, we recognized $0.8 million in cost of goods sold related to the resolution of that contract dispute.

RiceBran Technologies
Notes to Consolidated Financial Statements

NOTE 15. RELATED PARTY TRANSACTIONS

Our director, Ari Gendason, is an employee and senior vice president and chief investment officer of Continental Grain Company (CGC). As of the date of this filing, CGC owns approximately 20.6% of our outstanding common stock. We have agreed that in connection with each annual or special meeting of our shareholders at which members of our board of directors are to be elected, or any written consent of our shareholders pursuant to which members of the board of directors are to be elected, CGC shall have the right to designate one nominee to our board of directors.

NOTE 16. FAILURE TO COMPLY WITH NASDAQ LISTING REQUIREMENTS

On September 15, 2021, we received a notification letter from The Nasdaq Stock Market LLC (Nasdaq) indicating that we have failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum bid price of $1.00. To regain compliance with this listing rule, the closing bid price of our common stock had to be at least $1.00 for a period of Nasdaq discretion, of at least 10, but not to exceed 20, consecutive business days. As of the date of this filing, we had not regained compliance with the minimum bid price requirement, however, we were eligible for and obtained from Nasdaq an additional 180-day compliance period, which extends through September 12, 2022. We are committed to taking actions that would enable us to regain compliance, including, if necessary, completing a reverse split of our common stock to increase its share price above the $1.00 minimum bid price.

PART II

(continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a and Rule15d-15(e)) under the Exchange Act was performed as of December 31, 2021, under the supervision and with the participation of our current management, including our current Executive Chairman, Chief Financial Officer, and Chief Accounting Officer. Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer to allow timely decisions regarding required disclosures.

Based on this evaluation, our Executive Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of current management, including our current Executive Chairman, Chief Financial Officer, and Chief Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control - Integrated Framework (the 2013 Framework).” Based on this analysis, our management concluded that as of December 31, 2021, our internal control over financial reporting was effective based upon the criteria set forth by the 2013 Framework.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See Exhibit Index attached hereto.

The Financial Statements are included under Item 8.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

3.01.01	Restated and Amended Articles of Incorporation filed with the Secretary of State of California on December 13, 2001	10-KSB	000-32565	3.3	April 16, 2002
3.01.02	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on August 4, 2003	SB-2	333-129839	3.01.1	November 21, 2005
3.01.03	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on October 31, 2003	10-QSB	000-32565	3.4	November 19, 2003
3.01.04	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on September 29, 2005	SB-2	333-129839	3.03	November 21, 2005
3.01.05	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on August 20, 2007	10-Q	000-32565	3.1	August 14, 2007
3.01.06	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on June 30, 2011	8-K	000-32565	3.1	July 5, 2011
3.01.07	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on July 12, 2013	10-Q	000-32565	3.1	August 14, 2013
3.01.08	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on May 30, 2014	S-3	333-196541	3.01.08	June 5, 2014
3.01.09	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on February 15, 2017	S-3	333-217131	3.1.9	April 04, 2017
3.01.10	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on June 18, 2020	10-Q	001-36245	3.1	August 12, 2020
3.02	Certificate of Designation of the Rights, Preferences, and Privileges of the Series A Preferred Stock filed with the Secretary of State of California on December 13, 2001	SB-2	333-89790	4.1	June 4, 2002
3.03	Certificate of Determination, Preferences and Rights of Series B Convertible Preferred Stock filed with the Secretary of State of California on October 4, 2005	8-K	000-32565	3.1	October 4, 2005
3.04	Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock filed with the Secretary of State of California on May 10, 2006	8-K	000-32565	3.1	May 15, 2006
3.05	Certificate of Determination, Preferences and Rights of the Series D Convertible Preferred Stock, filed with the Secretary of State of California on October 17, 2008	8-K	000-32565	3.1	October 20, 2008
3.06	Certificate of Determination, Preferences and Rights of the Series E Convertible Preferred Stock, filed with the Secretary of State of California on May 7, 2009	8-K	000-32565	3.1	May 8, 2009
3.07	Certificate of Determination, Preferences and Rights of the Series F Convertible Preferred Stock, filed with the Secretary of State of California on February 18, 2016	8-K	001-36245	3.1	February 23, 2016
3.08	Form of Certificate of Determination of Preferences and Rights of Series G Convertible Preferred Stock, filed with the Secretary of State of California on February 9, 2017	8-K	001-36245	3.1	February 15, 2017
3.09.1	Bylaws	SB-2	333-134957	3.05	June 12, 2006
3.09.2	Amendment of Bylaws, effective June 19, 2007	8-K	000-32565	3.1	June 25, 2007
3.09.3	Amendment of Bylaws, effective December 4, 2009	8-K	000-32565	3.1	December 10, 2009

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

3.09.4		Amendment of Bylaws, effective as of February 13, 2017	S-3	333-217131	3.9.4	April 04, 2017
3.1		Amendment to Bylaws, effective July 30, 2019	8-K	001-36245	3.1	August 5, 2019
3.10		Certificate of Ownership dated October 3, 2012	8-K	000-32565	3.01	October 10, 2012
4.01		Form of Warrant (Private Placement)	8-K	001-36245	4.1	October 1, 2014
4.02		Form of Warrant (Preferred Private Placement)	8-K	001-36245	4.1	February 15, 2017
4.03		Lender Warrant dated May 12, 2015	8-K	001-36245	10.6	May 15, 2015
4.04		Form of Warrant (Debt Private Placement)	8-K	001-36245	4.3	February 15, 2017
4.05		Form of Warrant (Amendment to Subordinated Debt)	8-K	001-36245	4.4	February 15, 2017
4.07		Form of Warrant (Private Placement)	8-K	001-36245	4.1	September 13, 2021
4.08		Form of Prefunded Warrant (Private Placement)	8-K	001-36245	4.2	September 13, 2021
4.09		Description of Registrant’s Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended					X
10.01	*	Employment Agreement with Todd T. Mitchell dated May 28, 2019	10-Q	001-36245	10.2	May 5, 2020
10.02	*	Amended and Restated 2014 Equity Incentive Plan, as amended on June 17, 2020	8-K	001-36245	10.2	July 17, 2020
10.03	*	Form of Award of Deferred and Restricted Stock Units for 2014 Equity Incentive Plan	8-K	001-36245	10.3	July 17, 2020
10.04	*	Form of Stock Option Agreement for 2014 Equity Incentive Plan	10-K	001-36245	10.72	March 31, 2015
10.05	*	Form of Restricted Stock Award Agreement for 2014 Equity Incentive Plan	10-K	001-36245	10.73	March 31, 2015
10.06	*	Form of Restricted Stock Unit Award Agreement for 2014 Equity Incentive Plan	8-K	001-36245	10.1	October 3, 2018
10.07	*	Employee Agreement (Offer Letter) with Peter G. Bradley dated August 12, 2020	10-K	001-36245	10.21	February 25, 2021
10.08	*	Amendment No. 1 to Restricted Stock Unit Award Grant Notice and Award Agreement with Todd T. Mitchell, effective December 15, 2021					X
10.09	*	Form of Indemnification Agreement for Officers and Directors	10-Q	000-32565	10.2	May 12, 2011
10.10		Form of Securities Purchase Agreement dated February 9, 2017 (Preferred Private Placement)	8-K	001-36245	10.1	February 15, 2017
10.11		Registration Rights Agreement dated February 13, 2017 (Preferred Private Placement)	8-K	001-36245	10.2	February 15, 2017
10.12		Form of Securities Purchase Agreement dated February 9, 2017 (Debt Private Placement)	8-K	001-36245	10.3	February 15, 2017
10.13		Form of Securities Purchase Agreement dated September 9, 2021 (Private Placement)	8-K	001-36245	10.1	September 13, 2021
10.14		Registration Rights Agreement dated February 13, 2017 (Debt Private Placement)	8-K	001-36245	10.4	February 15, 2017
10.15		Form of Registration Rights Agreement dated September 13, 2017	8-K	001-36245	10.2	September 15, 2017
10.16		Asset Purchase Agreement with Golden Ridge Rice Mills, LLC	8-K	001-36245	10.2	November 6, 2018
10.17		Agreement for Purchase and Sale with Republic Business Credit, LLC dated October 28, 2019	8-K	001-36245	10.1	November 1, 2019
10.18		Purchase Agreement dated December 17, 2019 (Public Offering)	8-K	001-36245	1.1	December 19, 2019
10.19		Form of Registration Rights Agreement dated March 7, 2019	8-K	001-36245	10.3	March 13, 2019
10.20		At Market Issuance Sales Agreement with B Riley FBR, Inc	8-K	001-36245	10.1	March 30, 2020
10.21		Promissory Note dated as of April 15, 2020	8-K	001-36245	10.1	April 16, 2020

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

10.22		Mortgage Agreement and Amendment for Purchase and Sale with Republic Business Credit, LLC, dated July 10, 2020	8-K	001-36245	10.1	July 17, 2020
10.23		Mortgage Agreement and Amendment for Purchase and Sale with Republic Business Credit, LLC, dated December 6, 2021	8-K	001-36245	10.1	December 10, 2021
10.24	*	Form of Award of Contingently Granted Deferred and Restricted Stock Units for 2014 Equity Inecentive Plan					X
21		List of Subsidiaries					X
23.1		Consent of Independent Registered Public Accounting Firm (PCAOB ID 49)					X
24.1		Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)
31.1		Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1		Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	@	Inline XBRL Instance Document					X
101.SCH	@	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	@	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	@	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	@	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	@	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
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

RICEBRAN TECHNOLOGIES

Date: March 17, 2022	By:	/s/ Peter G. Bradley
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

Signature	Title	Date

Principal Executive Officer:

/s/ Peter G. Bradley	Director and Executive Chairman	March 17, 2022
Peter G. Bradley

Principal Financial Officer and Principal Accounting Officer:

/s/ Todd T. Mitchell	Chief Financial Officer and Chief Operating Officer	March 17, 2022
Todd T. Mitchell

Additional Directors:

/s/ Beth Bronner	Director	March 17, 2022
Beth Bronner

/s/ David I. Chemerow	Director	March 17, 2022
David I. Chemerow

/s/ Ari Gendason	Director	March 17, 2022
Ari Gendason

/s/ Brent D. Rosenthal	Director and Chairman	March 17, 2022
Brent D. Rosenthal