Form 10-Q
period 2022-03-31
RiceBran Technologies
filed 2022-04-28
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 26, 2022, there were 51,820,425 shares of common stock outstanding.

RiceBran Technologies

Index

Form 10-Q

PART I. FINANCIAL INFORMATION	Page
PART II. OTHER INFORMATION
Signatures	19

Cautionary Note about Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue, liquidity or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services, products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. The forward-looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those projected in such forward-looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021. We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report.

Unless the context requires otherwise, references to “we,” “us,” “our” and “the Company” refer to RiceBran Technologies and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RiceBran Technologies

Condensed Consolidated Statements of Operations

(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021

Revenues	$10,559	$8,605
Cost of goods sold	10,057	7,933
Gross profit	502	672
Selling, general and administrative expenses	1,692	1,741
Loss on disposition of property and equipment	-	7
Operating loss	(1,190)	(1,076)
Interest income	1	1
Interest expense	(126)	(112)
Change in fair value of derivative warrant liability	(171)	-
Gain on extinguishment of PPP loan	-	1,792
Other expense	(34)	(13)
Other income	4	-
Income (loss) before income taxes	(1,516)	592
Income tax benefit	-	(1)
Net income (loss)	$(1,516)	$591

Earnings (loss) per common share:
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01

Weighted average number of shares outstanding:
Basic	52,529,964	45,635,185
Diluted	52,529,964	46,556,247

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies

Condensed Consolidated Balance Sheets

(Unaudited) (in thousands, except share amounts)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$5,868	$5,825
Accounts receivable, net of allowance for doubtful accounts of $20 and $18	4,629	4,136
Inventories	2,482	2,444
Other current assets	952	810
Total current assets	13,931	13,215
Property and equipment, net	14,887	15,444
Operating lease right-of-use assets	2,043	2,127
Intangible assets	484	527
Total assets	$31,345	$31,313

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,672	$826
Commodities payable	2,291	1,702
Accrued salary, wages and benefits	875	787
Accrued expenses	522	683
Operating lease liabilities, current portion	396	382
Due under insurance premium finance agreements	283	128
Due under factoring agreement	3,438	3,379
Finance lease liabilities, current portion	82	86
Long-term debt, current portion	1,217	1,183
Total current liabilities	10,776	9,156
Operating lease liabilities, less current portion	1,794	1,948
Finance lease liabilities, less current portion	86	100
Long-term debt, less current portion	1,035	1,356
Derivative warrant liability	429	258
Total liabilities	14,120	12,818
Commitments and contingencies
Shareholders' equity:
Preferred stock, 20,000,000 shares authorized: Series G, convertible, 3,000 shares authorized, stated value $150, 150 shares, issued and outstanding	75	75
Common stock, no par value, 150,000,000 shares authorized, 51,820,425 shares and 51,589,674 shares, issued and outstanding	326,525	326,279
Accumulated deficit	(309,375)	(307,859)
Total shareholders' equity	17,225	18,495
Total liabilities and shareholders' equity	$31,345	$31,313

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies

Condensed Consolidated Statements of Cash Flows

(Unaudited) (in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities:
Net income (loss)	$(1,516)	$591
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	516	612
Amortization	43	53
Stock and share-based compensation	246	253
Change in fair value of derivative warrant liability	171	-
Gain on extinguishment of PPP loan	-	(1,792)
Other	(48)	(18)
Changes in operating assets and liabilities:
Accounts receivable	(493)	(808)
Inventories	(39)	384
Accounts payable and accrued expenses	884	508
Commodities payable	589	556
Other	(163)	(340)
Net cash provided by (used in) operating activities	190	(1)
Cash flows from investing activities:
Purchases of property and equipment	(157)	(325)
Proceeds from insurance on involuntary conversion	109	-
Net cash used in investing activities	(48)	(325)
Cash flows from financing activities:
Advances on factoring agreement	8,856	7,407
Payments on factoring agreement	(8,797)	(6,883)
Advances on insurance premium finance agreements	374	279
Payments on insurance premium finance agreements	(219)	(157)
Payments of debt and finance lease liabilities	(313)	(165)
Net cash provided by (used in) financing activities	(99)	481
Net change in cash and cash equivalents	$43	$155

Cash and cash equivalents, beginning of period	5,825	5,263
Cash and cash equivalents, end of period	5,868	5,418
Net change in cash and cash equivalents	$43	$155

Supplemental disclosures:
Cash paid for interest	$118	$85
Cash paid for income taxes	$-	$1

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (interim financial statements) of RiceBran Technologies and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission (the SEC) for reporting on Form 10-Q; therefore, they do not include all of the information and notes required by GAAP for complete financial statements. The interim financial statements contain all adjustments necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented of a normal and recurring nature necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented.

These interim financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2021, which included all disclosures required by generally accepted accounting principles.

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

NOTE 4. CASH AND CASH EQUIVALENTS

As of March 31, 2022, we have $3.8 million of cash and cash equivalents invested in a money market fund with net assets invested in U.S. Dollar denominated money market securities of domestic and foreign issuers, U.S. Government securities and repurchase agreements. We consider all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

We have cash on deposit in excess of federally insured limits at a bank. We do not believe that maintaining substantially all such assets with the bank or investing in a liquid mutual fund represent material risks.

NOTE 5. ACCOUNTS RECEIVABLE AND REVENUES

Amounts billed and due from our customers are classified as accounts receivable on our consolidated balance sheets and require payment on a short-term basis. Invoices are generally issued at the point control transfers and substantially all of our invoices are due within 30 days or less, however certain customers have terms of up to 120 days. For substantially all of our contracts, control of the ordered product(s) transfers at our location. Periodically, we require payment prior to the point in time we recognize revenue. Amounts received from customers prior to revenue recognition on a contract are contract liabilities, are classified as customer prepayments liability on our consolidated balance sheets and are typically applied to an invoice within 30 days of the prepayment. Revenues in the three months ended March 31, 2022 and 2021, include $0.1 million, or less, in unearned revenue as of the end of the prior year.

Our accounts receivable potentially subject us to significant concentrations of credit risk. Revenues and accounts receivable from significant customers (customers with revenue or accounts receivable in excess of 10% of consolidated totals) are stated below as a percent of consolidated totals.

	Customer
	A	B
% of revenue, three months ended March 31, 2022	11%	11%
% of revenue, three months ended March 31, 2021	5%	10%

% of accounts receivable, as of March 31, 2022	4%	18%
% of accounts receivable, as of December 31, 2021	15%	8%

The following table presents revenues by geographic area shipped to (in thousands).

	Three Months Ended March 31,
	2022	2021
United States	$10,246	$8,196
Other countries	313	409
Revenues	$10,559	$8,605

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6. INVENTORIES

The following table details the components of inventories (in thousands).

	March 31,	December 31,
	2022	2021
Finished goods	$1,728	$1,679
Raw materials	637	599
Packaging	117	166
Inventories	$2,482	$2,444

NOTE 7. PROPERTY AND EQUIPMENT

The following table details the components of property and equipment (amounts in thousands).

	March 31,	December 31,
	2022	2021	Estimated Useful Lives
Land	$730	$730
Furniture and fixtures	265	265	5	-	10 years
Plant	10,554	10,457	20	-	40 years, or life of lease
Computer and software	452	452	3	-	5 years
Leasehold improvements	1,828	1,828	4	-	15 years, or life of lease
Machinery and equipment	14,977	15,115	5	-	15 years
Property and equipment, cost	28,806	28,847
Less accumulated depreciation	13,919	13,403
Property and equipment, net	$14,887	$15,444

Amounts payable for property and equipment included in accounts payable totaled less than $0.1 million at March 31, 2022, and $0.2 million at December 31, 2021. Assets which had not yet been placed in service, included in property and equipment, totaled $0.8 million at March 31, 2022, and $0.9 million at December 31, 2021.

NOTE 8. LEASES

The components of lease expense and cash flows from leases (in thousands) follow.

	Three Months Ended March 31,
	2022	2021
Finance lease cost:
Amortization of right-of use assets, included in cost of goods sold	$20	$21
Interest on lease liabilities	2	3
Operating lease cost, included in selling, general and administrative expenses:
Fixed leases cost	129	129
Variable lease cost	46	38
Short-term lease cost	7	-
Total lease cost	$204	$191

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2	$4
Operating cash flows from operating leases	$129	$129
Financing cash flows from finance leases	$24	$26

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2022, variable lease payments do not depend on a rate or index. As of March 31, 2022 and December 31, 2021, property and equipment, net, includes $0.2 million of finance lease right-of-use-assets, with an original cost of $0.5 million. During the three months ended March 31, 2022 and 2021, we financed the purchase of less than $0.1 million of property and equipment in noncash finance lease transactions.

As of March 31, 2022, we do not believe it is certain that we will exercise any renewal options. The remaining terms of our leases and the discount rates used in the calculation of the fair value of our leases as of March 31, 2022, follows.

	Operating Leases			Finance Leases
Remaining leases terms (in years)	1.6	-	10.9	0.2	-	4.6
Weighted average remaining lease terms (in years)			5.9			2.4
Discount rates	6.3%	-	9.0%	2.8%	-	7.3%
Weighted average discount rate			7.7%			4.8%

Maturities of lease liabilities as of March 31, 2022, follows (in thousands).

	Operating	Finance
	Leases	Leases
2022 (nine months ended December 31, 2022)	$364	$67
2023	528	65
2024	429	25
2025	439	10
2026	451	7
Thereafter	578	-
Total lease payments	2,789	174
Amounts representing interest	(599)	(6)
Present value of lease obligations	$2,190	$168

NOTE 9. DEBT

We finance certain amounts owed for annual insurance premiums under financing agreements. As of March 31, 2022, amounts due under insurance premium financing agreements are due in monthly installments of principal and interest through May 2022, at interest rates of 3.7% to 4.0% per year.

We borrow under a factoring agreement with a lender, which provides a $7.0 million credit facility. We may only borrow to the extent we have qualifying accounts receivable as defined in the agreement. The facility had an initial two-year term and automatically renews for successive annual periods, unless proper termination notice is given. The facility term has automatically extended to October 2022. We paid a $0.2 million facility fee upon inception of the agreement which amortized to interest expense on a straight-line basis over the two years ending in October 2021. We incur recurring fees under the agreement, including a funding fee of 0.5% above the prime rate, in no event to be less than 5.5%, on any advances and a service fee on average net funds borrowed. The lender has the right to demand repayment of the advances at any time. The lender has a security interest in personal property assets.

Additional information related to our factoring obligation follows.

	Three Months Ended March 31,
	2022	2021
Average borrowings outstanding (in thousands)	$2,822	$879
Amortization of debt issuance costs (in thousands)	$23	$23
Fees paid, as a percentage of average oustanding borrowings	1.2%	1.5%
Interest paid, as a percentage of average outstanding borrowings	1.5%	1.8%

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

Long-term debt consists of the following (in thousands).

	March, 31	December 31,
	2022	2021
Mortgage promissory note - Originally dated July 2020 and modified in December 2021. As modified, interest accrues at an annual rate which is the greater of 7.0% above the lender's prime rate and 10.3% (10.3% at March 31, 2022) payable in monthly installments through December 2023. Net of $25 debt issuance costs at March 31, 2022. Face amount $2.5 million. Interest accrued at the effective discount rate 11.5%. Secured by certain real property in Wynn, Arkansas.	$2,190	$2,469
Equipment note - Dated May 2021. Original principal $46. Due in monthly installments through June 2025. Interest accrues at the effective discount rate of 3.6% per year.	31	33
Equipment note - Dated December 2019. Original principal $40. Due in monthly installments through December 2024. Interest accrues at the effective discount rate of 9.3% per year.	24	26
Equipment notes - Initially recorded in November 2018, in an acquisition, at the present value of future payments using a discount rate of 4.8% per year. Due in monthly installments through August 2022.	7	11
Total long term debt, net	$2,252	$2,539

Future principal maturities of long-term debt outstanding as of March 31, 2022, follow (in thousands).

2022 (nine months ended December 31, 2022)	$920
2023	1,332
2024	20
2025	5
Principal maturities	2,277
Debt issuance costs	(25)
Total long term debt, net	$2,252

NOTE 10. EQUITY, SHARE-BASED COMPENSATION AND WARRANTS

A summary of equity activity for the three months ended March 31, 2022 and 2021, follows (in thousands, except share amounts).

	Shares
	Preferred		Preferred	Common	Accumulated
	Series G	Common	Stock	Stock	Deficit	Equity
Balance, December 31, 2021	150	51,589,674	$75	$326,279	$(307,859)	$18,495
Common stock awards under equity incentive plans	-	224,751	-	241	-	241
Common stock issued to vendor	-	6,000	-	5	-	5
Net income	-	-	-	-	(1,516)	(1,516)
Balance, March 31, 2022	150	51,820,425	$75	$326,525	$(309,375)	$17,225

	Shares
	Preferred		Preferred	Common	Accumulated
	Series G	Common	Stock	Stock	Deficit	Equity
Balance, December 31, 2020	225	45,238,087	$112	$322,218	$(298,910)	$23,420
Common stock awards under equity incentive plans	-	29,943	-	250	-	250
Common stock issued to vendor	-	6,000	-	3	-	3
Other				(3)		(3)
Net income	-	-	-	-	591	591
Balance, March 31, 2021	225	45,274,030	$112	$322,468	$(298,319)	$24,261

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

Share-based compensation by type of award for the three months ended March 31, 2022, follows (in thousands).

Stock options	$29
Restricted stock units	212
Compensation expense related to common stock awards issued under equity incentive plan	$241

In the three months ended March 31, 2022, holders forfeited options for the purchase of up to 9,703 shares of common stock (average $1.85 per share exercise price, average 7.7-year remaining life).

Restricted stock unit (RSU) activity for the three months ended March 31, 2022, follows.

	RSU Shares Issued to Employees	Unrecognized Stock Compensation (in thousands)	Weighted Average Expense Period (Years)
Nonvested at December 31, 2021	1,266,033	$(658)	0.9
Granted	370,000	(153)	2.0
Forfeited	(10,000)	7	0.7
Vested	(224,751)	-	0.0
Expensed	-	212
Nonvested at March 31, 2022	1,401,282	$(592)	0.9

The shares of common stock subject to the RSUs granted in 2022 vest within two years of the grant. As of March 31, 2022, issuance of 1,209,092 shares of common stock subject to certain RSUs, 865,052 of which are vested, is deferred to the date the holder is no longer providing service to RiceBran Technologies.

In the three months ended March 31, 2022, we issued 2,957,545 RSUs to employees that are subject to our shareholders approving an increase in the total shares of common stock authorized for issuance under the Amended and Restated 2014 Equity Incentive Plan. The shares of common stock subject to the RSUs will vest over an average of four years from the date shareholders approve the increase and are not included in the table above.

In the three months ended March 31, 2022, warrants for the purchase of up to 6,142,980 shares of common stock ($0.96 per share exercise price) expired.

On April 28, 2022, we issued a total of 348,721 shares of common stock to two resigning directors pursuant to the terms of their vested RSUs. Issuance of the shares of common stock subject to these RSUs had been deferred to the date the holder was no longer providing service to RiceBran Technologies.

NOTE 11. INCOME TAXES

Our tax expense for the three months ended  March 31, 2022 and 2021, differs from the tax expense computed by applying the U.S. statutory tax rate to net loss from continuing operations before income taxes as no tax benefits were recorded for tax losses generated in the U.S. As of March 31, 2022, we had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards. We provided a full valuation allowance against our deferred tax assets as future realization of such assets is not more likely than not to occur.

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

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

Reconciliations of the numerators and denominators in the EPS computations follow.

	Three Months Ended March 31,
	2022	2021
NUMERATOR (in thousands):
Net income (loss)	$(1,516)	$591
Allocation of earnings to participating convertible preferred stock	-	(3)
Numerator for basic EPS - income (loss) available to common shareholders	(1,516)	588
Effect of dilutive securities:
Add back - allocation of earnings to participating convertible preferred stock	-	3
Reallocation of earnings to participating convertible preferred stock considering potentially dilutive securities	-	(3)
Numerator for diluted EPS - adjusted income (loss) available to common shareholders	$(1,516)	$588

DENOMINATOR:
Weighted average number of shares of shares of common stock outstanding	51,664,912	45,248,782
Weighted average number of shares of common stock underlying vested restricted stock units	865,052	386,403
Denominator for basic EPS - weighted average number of shares outstanding	52,529,964	45,635,185
Effect of dilutive securities:
Nonvested restricted stock units	-	845,893
Stock options	-	9,626
Warrants	-	65,543
Denominator for diluted EPS - adjusted weighted average number of shares outstanding	52,529,964	46,556,247

No effects of potentially dilutive securities outstanding were included in the calculation of diluted EPS for the three months ended March 31, 2022, because to do so would be antidilutive as a result of our net loss. Potentially dilutive securities outstanding during the three months ended March 31, 2022, included our outstanding convertible preferred stock, options, warrants and nonvested RSUs. The effects of the following potentially dilutive securities, outstanding at March 31, 2021, were not included in the computation of diluted EPS for the three months ended March 31, 2021, because to do so would have been antidilutive: stock options for the purchase of 578,121 shares of our common stock and warrants for the purchase of 50,000 shares of our common stock.

NOTE 13. FAIR VALUE MEASUREMENTS

The fair value of cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and commodities approximates their carrying value due to shorter maturities. As of March 31, 2022, the fair values of our debt and finance lease liabilities and operating lease liabilities approximated their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements).

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

	Level 1	Level 2	Level 3	Total

Total liabilities at fair value as of March 31, 2022 - Derivative warrant liability	$-	$-	$429	$429
Total liabilities at fair value as of December 31, 2021 - Derivative warrant liability	$-	$-	$258	$258

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis for the three months ended March 31, 2022 (in thousands):

	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held

Total Level 3 fair value - Derivative warrant liability	$258	$(171)	$-	$-	$429	$(171)

The derivative warrant liability relates to a warrant issued in September 2021 for the purchase of up to 2,307,693 shares of common stock (Warrant A), The initial $1.00 per share exercise price of Warrant A is subject to adjustment in September 2022, and again in September 2023, if 110% of the 5-day volume weighted average price of our common stock is less than the then-current exercise price. Warrant A is carried in our consolidated balance sheets as derivative warrant liability because the holder may elect cash settlement of this warrant in the event of a change of control. We estimated the fair value of Warrant A as of March 31, 2022 and December 31, 2021, using the Black-Scholes value of a warrant with an exercise price of $1.00 per share. The changes in the estimated fair value of Warrant A are included in other income (loss) in our consolidated statements of operations. The assumptions used in valuing Warrant follows.

	March 31, 2022	December 31, 2021
Assumed volatility	75.1%	69.5%
Assumed risk free interest rate	1.7%	0.8%
Expected life of options (in years)	4.5	4.8
Expected dividends	-	-

The fair value of Warrant A approximates the cash settlement the holder could elect to be paid in the event of a change in control. At March 31, 2022, a $0.10 increase in our stock price would have resulted in an approximate $151 thousand increase in the Black Scholes fair value of Warrant A.

NOTE 14. COMMITMENTS AND CONTINGENCIES

PPP Audit Contingency

In April 2020, we received $1.8 million on a Small Business Administration (SBA) Payroll Protection Program (PPP) loan as provided for in the Coronavirus Aid, Relief and Economic Security Act (CARES), enacted into U.S. law in March 2020. Under certain conditions, the loan and accrued interest were forgivable, if the loan proceeds were used for maintaining workforce levels. The loan proceeds were used for maintaining workforce levels and the entire loan, and related accrued interest, was forgiven, in its entirety in January 2021. The SBA may audit any PPP loan at its discretion through January 2027, six years after the date the SBA forgave the loan. The SBA may review any or all of the following when auditing a PPP loan: whether the borrower qualified for the PPP loan, whether the PPP loan amount was appropriately calculated and the proceeds used for allowable purposes, and whether the loan forgiveness amount was appropriately determined. We could be deemed ineligible for the PPP loan received in 2020 upon audit by the SBA. We believe the SBA’s stated intention is to focus its reviews on borrowers with loans greater than $2 million, thereby mitigating our future risk of an audit. The SBA continues to develop and issue new and updated guidance regarding required borrower certifications and requirements for forgiveness of loans made under the program.

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 15. RELATED PARTY TRANSACTIONS

Our former director, Ari Gendason, is an employee and senior vice president and chief investment officer of Continental Grain Company (CGC). As of the date of this filing, CGC owns approximately 17.7% of our outstanding common stock. We have agreed that in connection with each annual or special meeting of our shareholders at which members of our board of directors are to be elected, or any written consent of our shareholders pursuant to which members of the board of directors are to be elected, CGC shall have the right to designate one nominee to our board of directors. CGC permanently waived this right effective April 28, 2022.

NOTE 16. FAILURE TO COMPLY WITH NASDAQ LISTING REQUIREMENTS

On September 15, 2021, we received a notification letter from The Nasdaq Stock Market LLC (Nasdaq) indicating that we have failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum bid price of $1.00. To regain compliance with this listing rule, the closing bid price of our common stock has to be at least $1.00 for a period of Nasdaq's discretion, of at least 10, but not to exceed 20, consecutive business days. As of the date of this filing, we have not regained compliance with the minimum bid price requirement, however, we obtained from Nasdaq an additional 180-day compliance period, which extends through September 12, 2022. We are committed to taking actions that would enable us to regain compliance, including, if necessary, completing a reverse split of our common stock to increase its share price above the $1.00 minimum bid price.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues were $10.6 million in the first quarter of 2022, an increase of $2.0 million, or 23%, compared to revenues in the first quarter of 2021. This year-over-year increase was due to higher core-SRB sales and strong growth from our MGI Grain Incorporated (MGI) and Golden Ridge Rice Mills, LLC (Golden Ridge) milling businesses, offset in part by lower Value-Add SRB derivative sales due to the timing of large customer deliveries versus a year ago.

Gross profit was $0.5 million in the first quarter of 2022, compared to $0.7 million in the first quarter of 2021. The $0.2 million decrease in gross profit was primarily attributable to lower sales of Value-Add SRB derivatives versus a year ago and higher input and logistics costs at our core-SRB business, offset by strong growth in profitability at MGI, and lower losses from Golden Ridge.

Selling, general and administrative (SG&A) expenses were $1.7 million in the first quarter of 2022, a 3% reduction from the first quarter of 2021, as reductions in corporate support headcount and outside professional services were offset in part by higher wage rates and insurance expenses. Operating losses were $1.2 million in the first quarter of 2022, up from $1.1 million in the first quarter of 2021, due to lower gross profits.

In March 2022, we recognized a $0.2 million charge for the change in the fair value of a warrant liability, and in January 2021, we recognized a $1.8 million gain on extinguishment of our Small Business Administration (SBA) Paycheck Protection Program (PPP) loan (see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the loan).

As a result of higher operating losses and the nonrecurring gain on the extinguishment of debt in the first quarter of 2021, net loss in the first quarter of 2022 was $1.5 million, or $0.03 per share, compared to net income of $0.6 million, or $0.01 per share, in the first quarter of 2021.

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

Liquidity and Capital Resources

We had $5.9 million in cash and equivalents as of March 31, 2022, an increase of $0.1 million from $5.8 million on December 31, 2021. During the first quarter of 2022, we were able to offset cash operating losses with improved working capital management neutralizing cash used in operating activities. Cash used for investing activities consisted of $0.2 million in capital expenditures, primarily for the purchase and installation of capital equipment at our Golden Ridge and MGI facilities, which was offset by $0.1 million in proceeds from insurance on involuntary conversion.

On March 30, 2020, we entered into a sales agreement with respect to an at-the-market (ATM) offering program, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $6.0 million, which we currently have $2.8 million remaining. Under the terms of the securities purchase agreement related to the September 2021 offering, we are prohibited from entering into an agreement to effect any at-the-market issuance until September 13, 2023. As of the date of this filing, management believes we have sufficient capital reserves to fund the operations of the business through the company’s expected transition to profitability or positive cash flow.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an ongoing basis, we evaluate the estimates, including, but not limited to, those related to revenue recognition, inventory valuation, and long-lived asset impairment. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. As of March 31, 2022, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2021 Annual Report on Form 10-K

Recent Accounting Pronouncements

See Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition, liquidity or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2022, we issued the securities described below without registration under the Securities Act. The description below does not include issuances that were disclosed previously on Current Reports on Form 8-K. Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended. All issuances below were made without any public solicitation, to a limited number of sophisticated persons and were acquired for investment purposes only.

During the quarter ended March 31, 2022, we issued 6,000 shares of common stock to a service provider, that is not a natural person, as compensation for service provided. The shares were valued at an aggregate of $2,100.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached hereto and filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Here- with
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS (1)	Inline XBRL Instance Document					X
101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF (1)	Inline XBRL Taxonomy Extension Calculation Definition Linkbase Document					X
101.LAB (1)	Inline XBRL Taxonomy Extension Calculation Label Linkbase Document					X
101.PRE (1)	Inline XBRL Taxonomy Extension Calculation Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: April 28, 2022	- RiceBran Technologies

/s/ Peter G. Bradley
Peter G. Bradley
Director and Executive Chairman

/s/ Todd T. Mitchell
Todd T. Mitchell
Chief Financial Officer and Chief Operating Officer