Form 10-K/A
period 2021-12-31
RiceBran Technologies
filed 2022-05-02
CIK 1063537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to

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

As of June 30, 2021, the aggregate market value of the Company’s Common Stock (Common Stock) held by non-affiliates was approximately $38.1 million calculated by using the closing price of the Common Stock on such date on NASDAQ Capital Market of $0.83 per share.

As of March 17, 2022, there were 51,814,425 shares of Common Stock, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 17, 2022 (Original Filing), to include the information required by Part III of Form 10-K. The Part III information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2022 Annual Meeting of Shareholders.  The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.  This Amendment No. 1 is not intended to update any other information presented in the Original Filing. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by RiceBran Technologies’ (Company) principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No.1.  Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

FORM 10-K/A
Amendment No. 1

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of the current Board of Directors of the Company (Board), our executive officers and the principal offices and positions held by each person.

Name	Age	Position
Executive Officers
Peter G. Bradley	62	Director and Executive Chairman
Todd T. Mitchell	55	Chief Operating Officer, Chief Financial Officer and Secretary

Non-Employee Directors
Brent D. Rosenthal (1)(2)(3)	50	Lead Independent Director
Will T. Black (1)(2)(3)	64	Director
David Chemerow (1)(2)(3)	70	Director
Jean M. Heggie (1)(2)(3)	65	Director

(1)	Current member of the Audit Committee.
(2)	Current member of the Compensation Committee.
(3)	Current member of the Nominating and Governance Committee.

Peter G. Bradley has served as our director since July 2019 and as executive chairman of the Board since August 2020. Mr. Bradley is a global business leader with more than 23 years of experience as an executive in consumer foods, dietary supplements, food ingredients and specialty chemicals. Mr. Bradley has been a principal at Ingredient Insights (Insights), a strategic consulting business focused in food ingredients and specialty materials geared toward mergers and acquisitions activity, supporting new start-ups and providing diligence support for institutional investors since 2017. He has been an operating partner at Arbor Investments, a specialized private equity firm that focuses exclusively on acquiring premier companies in the food, beverage and related industries since 2019. From 2016 to 2017, Mr. Bradley served as chairman of the board of Novel Ingredients (Novel), a technology driven provider of value-added ingredients and finished products to the U.S. dietary supplement industry, where he spearheaded the entry into finished consumer products and successfully guided Novel through the process that culminated in its acquisition by Innophos Holdings, Inc. (Innophos) in August 2017. As chief executive officer of Novel from 2014 to 2016, he guided Novel’s transition from an owner-managed business into a successful private equity portfolio company. From 2009 to 2013, Mr. Bradley was chief executive officer of Warwick International Group, a specialty chemical company manufacturing bleach activator for the global home care industry and distributing specialty chemicals in Southern Europe and Asia. Prior to Warwick, Mr. Bradley was with Sensient Technologies Corporation (NYSE: SXT), in various executive management positions from 2003 to 2009. Mr. Bradley holds a bachelor’s degree in Business Studies from Manchester University and a Post Graduate Diploma in Marketing from Manchester Business School. The Board believes that Mr. Bradley’s extensive experience in consumer foods, dietary supplements and food ingredients coupled with his history of successful expansion into new markets are the attributes, skills, experiences and qualifications that allow Mr. Bradley to make a valuable contribution as one of our directors.

Todd T. Mitchell has served as our chief operating officer since December 2021, our chief financial officer since July 2019 and our executive vice president from May 2019 to June 2019. From 2015 until 2019, Mr. Mitchell served as chief financial officer of the Park City Group, Inc. (NASDAQ: PCYG). Mr. Mitchell served as a director of research for Brean Capital, LLC from 2012 to 2015, after working as a research analyst at various Wall Street firms for 12 years, focusing on technology companies. Mr. Mitchell earned a Master of Business Administration and a Master of Economics from George Washington University, and a Bachelor of Arts from Vassar College

Brent D. Rosenthal has served as a director since July 2016 and as lead independent director since August 2020. Mr. Rosenthal was non-executive chairman of our Board from July 2016 to August 2020. Mr. Rosenthal is the founder of Mountain Hawk Capital Partners, LLC, an investment fund focused on small and micro-cap equities in the food and technology media telecom (TMT) industries. Mr. Rosenthal also serves as chairman of the board of directors of Comscore (NASDAQ: SCOR) and on the board of directors of FLYHT Aerospace Solutions Ltd. (OTCX: FLYLF). Previously, Mr. Rosenthal was an advisor to the board of directors of Park City Group (NASDAQ: PCYG), a food safety and supply chain software company from 2015 to 2018. Mr. Rosenthal was a partner in affiliates of W.R. Huff Asset Management where he worked from 2002 to 2016. Mr. Rosenthal served on the board of directors of Rentrak (NASDAQ: RENT) from 2008 to 2016 and as non-executive chairman of the board from 2011 to 2016. He also served on the boards of directors of four privately-held Hispanic food companies. Earlier in his career, Mr. Rosenthal was director of mergers and acquisitions for RSL Communications Ltd. and served emerging media companies for Deloitte. Mr. Rosenthal is an inactive certified public accountant. Mr. Rosenthal earned his Bachelor of Science degree from Lehigh University and Master of Business Administration degree from the S.C. Johnson Graduate School of Management at Cornell University. The Board believes that Mr. Rosenthal’s experience investing in the food industry, independent board experience and business acumen are the attributes, skills, experiences and qualifications that allow Mr. Rosenthal to make a valuable contribution as one of our directors.

Will T. Black has served as our director since April 28, 2022. Mr. Black currently serves as a commercial advisor for the Keto Swiss, AG, a ketone discovery and development company based in Basel, Switzerland, since 2020. He founded and has been chief executive officer of Single Track Consulting, LLC, focusing on global advisory for the nutrition and health sector, since 2019. Mr. Black has over thirty-five years of experience in the global health and nutrition industry. He served as the following in his career: senior vice president of sales and marketing at ChromaDex (NASDAQ: CDXC), a global bioscience company focused on the discovery and development of healthy aging nutraceutical ingredients, from 2016 to 2019; chief operating officer of Natreon, Inc. a proprietary botanical ingredient company, from 2015 to 2016; and global head of marketing of human nutrition and health for DSM Nutritional Products (AEX: DSM.AS), a world leader in the discovery and development of new nutraceutical ingredients and the world’s largest manufacturer of letter vitamins and Omega-3 fatty acids, from 2008 to 2015. Mr. Black also held senior leadership roles with DuPont Nutrition and Health (NYSE: DD) in sales, marketing, business development and site management for the Solae business unit, focusing on the development and applications of high-value soy proteins and fiber for the food, beverage and meat analogue industries, from 1995 to 2007. From 1989 to 1995, he served as director of operations for the specialty Human and Animal Nutrition unit of Solae, which developed and manufactured proprietary ingredients for use in the specialty baking, beverage and companion animal sectors. Mr. Black is a graduate of the University of Missouri with a degree in economics and business. The Board believes that Mr. Black’s extensive experience in the functional, high-value nutritional ingredient industry and deep knowledge of the dietary supplement and specialized food and beverage sectors will bring a unique and relevant perspective to the Board. Additionally, the Board believes Mr. Black’s operational experience and experience with publicly-traded companies, along with his business knowledge and acumen are the attributes, skills, experiences and qualifications that allow Mr. Black to make a valuable contribution as one of our directors.

David Chemerow has served as a director since October 2018. From August 2016 to September 2017, Mr. Chemerow served as the chief financial officer and treasurer of Comscore, Inc., a digital data and analytics company, and from January 2016 to August 2016, Mr. Chemerow served as the chief revenue officer of Comscore, Inc. Mr. Chemerow served as the chief operating officer and chief financial officer of Rentrak Corporation, a media measurement and advanced consumer targeting company, from October 2009 until Rentrak Corporation was merged into comScore, Inc. in January 2016. Prior to 2009, Mr. Chemerow served in senior executive roles in several companies. Mr. Chemerow previously served as the non-executive chairman of the board of Playboy Enterprises, Inc. and is a member of the board of directors of Dunham’s Athleisure Corporation, a sporting goods retailer. Mr. Chemerow serves on the board of The Martha’s Vineyard Playhouse, a non-profit theatre. Mr. Chemerow is a member and board leadership fellow of the National Association of Corporate Directors. Mr. Chemerow is a graduate of Dartmouth College and holds a Master of Business Administration degree from The Amos Tuck School. The Board believes that Mr. Chemerow’s extensive experience, business knowledge and experience as chief operating officer and chief financial officer of several public companies are the attributes, skills, experiences and qualifications that allow Mr. Chemerow to make a valuable contribution as one of our directors.

Jean M. Heggie has served as our director since April 28, 2022. Ms. Heggie is founder of Heggie & Associates, LLC, a food industry consultancy that provides strategic marketing counsel to companies and trade associations involved in the consumer food, food ingredient and ag-tech sectors. She has been active as a consultant and spokesperson for the United Soybean Board, a trade association representing the interests of U.S. soybean industry, since 2020 . In 2020, Ms. Heggie retired from DuPont Nutrition & Biosciences (NYSE: DD) after a 33-year career in food ingredient marketing. At the time of her retirement, she was the global marketing lead for DuPont’s protein solutions business unit, leading the development and execution of the company’s strategic marketing plan supporting its plant protein portfolio from 2016 to 2020. Prior to that role, Ms. Heggie led DuPont’s North America regional industry team, consisting of regional marketing, innovation and product management leaders, in the execution of business initiatives in support of the company’s broader ingredient portfolio from 2013 to 2015. Ms. Heggie also held prior marketing and product management roles with Solae, LLC, DuPont Protein Technologies, Universal Flavors, Burns Philp Food Ingredients, Beck Flavors and Ralston Purina’s Protein Technologies International. Ms. Heggie received a Bachelor of Science degree in human nutrition, a Master of Science degree in education and a Master of Business Administration degree, all from the University of Missouri-Columbia. The Board believes that Ms. Heggie’s extensive experience in driving global strategic marketing plans, leading marketing execution, branding, communications and positioning initiatives, as well as her industry knowledge and success marketing food ingredients globally are the attributes, skills, experiences and qualifications that allow Ms. Heggie to make a valuable contribution as one of our directors.

Role of the Board; Corporate Governance Matters

Board Leadership Structure

The Board believes our governance structure follows a successful leadership model under which our executive chairman also serves in a role as acting chief executive of the Company. We recognize that different leadership models may work well for other companies at different times depending on individual circumstances, and we believe that the Company is well served by the combination of these roles as we seek to improve the performance of the Company and review our strategic alternatives. To enhance this approach and strengthen the oversight capabilities of the Board we have designated a lead independent director who is charged with working with the other independent directors in carrying out the strategic, governance, oversight and decision-making responsibilities of the Board.

The Board does not have a policy, one way or the other, with respect to whether the same person should serve as both the chief executive officer and chairman of the Board or, if the roles are separate, whether the chairman should be selected from the non-employee directors or should be an employee. The Board believes that it should have the flexibility to make these determinations at any given point in time in the way that it believes best to provide appropriate leadership for the Company at that time. The Board evaluates the leadership structure annually, and it will continue to do so as circumstances change, including if a new chief executive officer is elected. Currently, Mr. Bradley serves as executive chairman of the Board and Mr. Rosenthal serves as lead independent director.

Risk Oversight

Our Board is currently comprised of five (5) directors, four of whom are independent. The Board has three standing committees with separate chairs - Audit, Compensation and Nominating and Governance. Our Audit Committee is responsible for overseeing risk management and at least annually reviews and discusses with management policies and systems pursuant to which management addresses risk, including risks associated with our audit, financial reporting, internal control, disclosure control, legal and regulatory compliance, and investment policies. Our Audit Committee also serves as the contact point for employees to report corporate compliance issues. Our Audit Committee regularly reviews with our Board any issues that arise in connection with such topics. Our full Board regularly engages in discussions of risk management to assess major risks facing the Company and review options for their mitigation. Each of our Board committees also considers the risk within its area of responsibilities. For example, our Compensation Committee periodically reviews enterprise risks to ensure that our compensation programs do not encourage excessive risk-taking and our Nominating and Governance Committee oversees risks related to governance issues.

Director Independence

Our Board annually determines the independence of each director, based on the independence criteria set forth in the listing standards of the Marketplace Rules of Nasdaq. In making its determinations, the Board considers all relevant facts and circumstances brought to its attention as well as information provided by the directors and a review of any relevant transactions or relationships between each director or any member of his or her family, and the Company, its senior management or our independent registered public accounting firm. Based on its review, the Board determined that Brent D. Rosenthal, Will T. Black, David Chemerow, and Jean M. Heggie are each independent under the Nasdaq’s criteria for independent board members.

Board Committees

During 2021, the Board held four (4) meetings and each then-current director attended at least 75% of those meetings during the period that director was on the Board. Our Board and its committees set schedules to meet throughout the year and also can hold special meetings and act by written consent from time to time, as appropriate. Our Board has delegated various responsibilities and authority to its committees as generally described below. The committees regularly report on their activities and actions to the Board.

Audit Committee

The Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, assists the Board in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. The members of the Audit Committee are Brent D. Rosenthal, Will T. Black, David Chemerow, and Jean M. Heggie. Each member of the Audit Committee is independent under Nasdaq’s independence standards for audit committee members and within the meaning of Rule 10A-3 of the Exchange Act. The Board has determined that Brent D. Rosenthal and David Chemerow are each an “audit committee financial expert”, as defined by the rules of the SEC. The charter of the Audit Committee is available on our website at www.ricebrantech.com/investors/annual-meeting. The Audit Committee met five (5) times in 2021 and each then-current director attended at least 75% of those meetings during the period that the director was a committee member.

Compensation Committee

The Compensation Committee establishes our executive compensation policy, determines the salary and bonuses of our executive officers and recommends to the Board share-based compensation grants for our executive officers. The members of the Compensation Committee are Brent D. Rosenthal, Will T. Black, David Chemerow, and Jean M. Heggie and each member is independent under Nasdaq’s independence standards for compensation committee members. Our executive chairman often makes recommendations to the Compensation Committee and the Board concerning compensation of other executive officers. The Compensation Committee seeks input on certain compensation policies from the executive chairman. The charter of the Compensation Committee is available on our website at www.ricebrantech.com/investors/annual-meeting.

In fulfilling its duties and responsibilities, the Compensation Committee seeks periodic input, advice and recommendations from various sources, including our Board and our executive officers. The Committee at all times exercises independent discretion in its executive compensation decisions. The Compensation Committee met three (3) times in 2021 and each then-current director attended at least 75% of those meetings during the period that the director was a committee member.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for matters relating to the corporate governance of our Company and the nomination of members of the Board and committees thereof. The members of the Nominating and Governance Committee are Brent D. Rosenthal, Will T. Black, David Chemerow, and Jean M. Heggie and each member is independent under Nasdaq’s independence standards. The charter of the Nominating and Governance Committee is available on our website at www.ricebrantech.com/investors/annual-meeting. The Nominating and Governance Committee met one (1) time in 2021 and each then-current director attended those meetings during the period that the director was a committee member.

Nomination Process

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

We are committed to diversity and inclusion. Although we do not have a formal policy in place, we consider diversity, among other factors, to identify our nominees for the Board. We view diversity broadly to include diversity of experience, skills and viewpoint as well as more traditional diversity concepts. In sum, we strive to assemble a diverse Board that is strong in its collective knowledge and that also consists of individuals who bring a variety of complementary attributes and skills to the Board such that the Board, taken as a whole, has the necessary and appropriate skills and experience to provide an enriched environment. The needs of the Board and the factors that the Nominating and Governance Committee considers in evaluating candidates are reassessed on an annual basis, when the committee’s charter is reviewed. The charter of the Nominating and Governance Committee is available on our website at www.ricebrantech.com/investors/annual-meeting.

The Nominating and Governance Committee will consider nominees recommended by shareholders. Any shareholder may make recommendations to the Nominating and Governance Committee for membership on the Board by sending a written statement of the qualifications of the recommended individual to: Secretary, RiceBran Technologies, 25420 Kuykendahl Rd., Suite B300, Tomball, Texas 77375. Such recommendations should be received no later than sixty (60) days prior to the annual meeting for which the shareholder wishes his or her recommendation to be considered. The Board will evaluate candidates recommended by shareholders on the same basis as it evaluates other candidates, including the following criteria:

●	Directors should be of the highest ethical character and share values that reflect positively on themselves and us.
●	Directors should have reputations, both personal and professional, consistent with our image and reputation.
●	Directors should be highly accomplished in their respective fields, with superior credentials and recognition.

The fact that a proposed director nominee meets some or all of the above criteria will not obligate the Nominating and Governance Committee to nominate or recommend the candidate for election to the Board in the proxy materials.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. Any waivers of any provision of this code for our directors or officers may be granted only by the Board or a committee appointed by the Board. Any waivers of any provisions of this code for an employee or a representative may be granted only by our executive chairman or chief financial officer. We will provide any person, without charge, a copy of this code. Requests for a copy of the code may be made by writing to RiceBran Technologies at 25420 Kuykendahl Rd., Suite B300, Tomball, Texas 77375, Attention: Secretary. The Code of Business Conduct and Ethics is also available on our website at www.ricebrantech.com/investors/annual-meeting.

Our Board has not adopted any practices or policies regarding the ability of our employees or directors, or any of their designees, to engage in transactions that that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our securities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors, our executive officers and beneficial owners of more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Directors, executive officers and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on the review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 2021, were met in a timely manner by the directors, executive officers and greater than 10% beneficial owners, except the reports described below. A restricted stock unit (RSU) under which issuance of Common Stock is deferred, once vested, to the date the holder is no longer providing services to RiceBran Technologies is referred to herein as a deferred stock unit (DSU).

Delinquent Section 16(a) Reports

The following reports were not submitted in time pursuant to Section 16(a) in the last fiscal year: a Form 4 reporting one DSU award for each of Beth L Bronner, Ari Gendason, Brent D. Rosenthal and David Chemerow; a Form 4 reporting one DSU grant, a Form 4 reporting Common Stock issued upon vesting of an RSU, and four Form 4s reporting stock awards for Peter G. Bradley; a Form 4 reporting Common Stock issued upon vesting of an RSU for Todd T. Mitchell.

ITEM 11. EXECUTIVE COMPENSATION

We are currently considered a “smaller reporting company” for purposes of the Securites Exchange Commission’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a summary compensation table and an outstanding equity awards at fiscal yearend table, as well as limited narrative disclosures. Further, our reporting obligations extend only to the individuals serving as our chief executive officer, and our two other most highly compensated executive officers, if any. For the fiscal year ended December 31, 2021, our “named executive officers” were:

●	Peter G. Bradley, Director and Executive Chairman; and

●	Todd T. Mitchell, Chief Operating Officer and Chief Financial Officer.

Compensation Philosophy

Our Compensation Committee is charged with the evaluation of the compensation of our named executive officers and to assure that they are compensated effectively in a manner consistent with our compensation strategy and resources, competitive practice, and the requirements of the appropriate regulatory bodies.

Our compensation philosophy has the following basic components: (i) establish competitive base salaries to attract qualified talent, and (ii) evaluate performance and grant performance-based bonuses that may include share-based and cash components. Our goal is to establish executive compensation levels to allow us to remain competitive in our industry and to attract and retain executives of a high caliber. Similarly, we strive to align components of annual compensation to performance and achievement of our business objectives in an effort to retain highly motivated executives who are focused on performance. We review other public reports and consider the compensation paid to executives at similarly situated companies, both within and outside of our industry, when determining and evaluating our compensation philosophy and compensation levels. Our performance, including, but not limited to, earnings, revenue growth, cash flow, and continuous improvement initiatives, is a significant part of our evaluation and determination of compensation levels.

Summary Compensation Table

The following table sets forth all compensation awarded, earned or paid to our named executive officers for services rendered to us in all capacities during fiscal years 2021 and 2020.

						Nonequity
				Option	Stock	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position (1)	Year	($) (1)	($)	($) (2)	($)(2)(3)	($)	($) (4)	($)

Peter G. Bradley, Director and Executive Chairman	2021	180,000	-	-	318,055	-	-	498,055
	2020	67,500	-	-	43,784	-	-	111,284

Todd T. Mitchell, Chief Operating Officer and Chief	2021	265,000	-	-	75,000	20,000	-	360,000
Financial Officer	2020	235,000	-	76,697	175,500	20,000	4,576	511,773

(1)
As discussed further in the “Narrative Disclosure to the Summary Compensation Table” section below, the named executive officers held various positions in 2021 and 2020. Mr. Bradley was appointed executive chairman of the Board in August 2020. As such, the amounts reported for 2020 for Mr. Bradley reflect the compensation paid to him during the portion of 2020 during which he was employed as our Executive Chairman. Mr. Mitchell was appointed chief operating officer in December 2021. The amounts reported for 2021 for Mr. Mitchell reflect amounts paid to him during the full 2021 fiscal year.

(2)
Amounts in this column reflect the grant date fair value, calculated in accordance with FASB ASC Topic 718, of equity and equity-based awards granted to the named executive officers. The assumptions underlying these calculations are described in Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for 2021.

(3)
For 2021, amounts in this column relate to awards of Common Stock, RSUs (including DSUs) granted under the Amended and Restated 2014 Equity Incentive Plan (the 2014 Plan), which awards are discussed further in the “Narrative Disclosure to the Summary Compensation Table” section below. A portion of the amount included in this column for Mr. Bradley is attributable to an award of 45,872 DSUs granted to Mr. Bradley on June 16, 2021, as compensation for his service on the Board. The grant date fair value associated with this DSU award was $50,000 and calculated in the manner described in Note 2 above. The amounts in this column exclude the December 2021 RSU Board award to Mr. Mitchell of 1,000,000 RSUs, as discussed further in the “Narrative Disclosure to the Summary Compensation Table” section below, because the award is considered contingently granted and thus does not have a grant date fair value under FASB ASC Topic 718.

(4)	Amounts in this column reflect payments made to Mr. Mitchell pursuant to our bonus plan applicable to senior officers which contains written performance objectives that were communicated to Mr. Mitchell at the beginning of the fiscal year.
(5)	All other compensation for Mr. Mitchell in 2020 consists of 401(k) safe harbor contributions:

Narrative Disclosure to the Summary Compensation Table

The following is a brief description of the compensation arrangements we have with each of the named executive officers and other compensation received by the named executive officers during 2021. All Common Stock, stock option, and RSU grants (including DSU grants) described below were made pursuant to the 2014 Plan.

Peter G. Bradley, Executive Chairman

Mr. Bradley served as a non-employee director of our Board from July 2019 until he was initially employed by us when he was appointed executive chairman of the Board effective August 14, 2020. We entered into an offer letter with Mr. Bradley on August 12, 2020, governing the terms of his employment as our executive chairman (Offer Letter). The nature of Mr. Bradley’s employment is at-will and the term of Mr. Bradley’s Offer Letter continues until either the Company or Mr. Bradley elects to terminate the agreement.

Under the Offer Letter, Mr. Bradley is entitled to receive an annual cash salary of $180,000 and an annual cash bonus award. Whether any bonus award is earned by Mr. Bradley is determined in the complete discretion of the Board. We do not maintain a formal bonus plan, but historically, the Board has considered both individual and Company performance in determining whether annual bonuses have been earned. The Board determined that no annual bonus was earned by Mr. Bradley for the 2020 or 2021 fiscal years. Mr. Bradley is also entitled under the Offer Letter to receive stock grants under the 2014 Plan with a value of $10,000 for each month of his service. The monthly grant was in the form of shares of Common Stock for his service from August 2020 through November 2021 and in the form of DSUs for his December 2021 service. Each Common Stock and DSU award was fully vested on the applicable date of grant. The number of shares of Common Stock awarded or subject to a DSU, as applicable, was determined based on the volume-weighted average closing price of our Common Stock for the ten trading days prior to the applicable date of grant. Additionally, Mr. Bradley is eligible under the Offer Letter to participate in the benefit plans and programs we make available to similarly situated employees from time to time.

Effective February 1, 2022, Mr. Bradley’s annual cash salary increased from $180,0000 to $240,0000 and the monthly stock grant decreased from $10,000 to $5,000; however, any future monthly stock grants are contingent upon shareholders approving an increase in the shares available for issuance under the 2014 Plan. If shareholders do not approve such increase prior to Mr. Bradley’s separation from the Company or a change in control, he will receive $5,000 cash for each month of service after January 2022, in lieu of stock.

Mr. Bradley received awards of RSUs and DSUs during 2021 in addition to the stock awards granted pursuant to the Offer Letter as described above. In February 2021, the Board granted Mr. Bradley 156,250 RSUs. Half of the RSUs vested on February 26, 2022, and the remainder vest on February 26, 2023, subject to Mr. Bradley’s continued employment through February 26, 2023. In June 2021, as compensation for his services as a director, the Board granted Mr. Bradley 45,872 DSUs which vest on the earlier of June 16, 2022, or one day prior to the annual meeting, subject to Mr. Bradley’s continued employment, or board service, through the vesting date.

Todd T. Mitchell, Chief Operating Officer and Chief Financial Officer

Mr. Mitchell was initially employed by us in May 2019, appointed chief financial officer effective July 1, 2019, and appointed chief operating officer effective December 7, 2021. We entered into an employment agreement with Mr. Mitchell on May 28, 2019, governing the terms of his employment (Employment Agreement). The term of Mr. Mitchell’s employment agreement renews automatically for successive one-year terms unless either party notifies the other party in writing at least ninety (90) days prior to the expiration of the then-effective term of such party’s intention not to renew the agreement. Under the Employment Agreement, Mr. Mitchell is entitled to receive an annual base salary of $235,000. Mr. Mitchell’s salary was increased from $235,000 to $275,000 effective April 1, 2021. Mr. Mitchell is eligible to participate in any bonus program that we adopted applicable to our senior officers. Mr. Mitchell is currently eligible to earn an annual cash bonus of up to 40% of his annual base salary based upon satisfaction of corporate and individual goals as determined by our Compensation Committee. The Compensation Committee determined that Mr. Mitchell earned an annual bonus of $20,000 for 2021 which was paid in 2022 and an annual bonus of $20,000 for 2020 which was paid in 2021.

Under the Employment Agreement, Mr. Mitchell is eligible to receive equity awards at the discretion of the Board or the Compensation Committee. In February 2021, the Board granted Mr. Mitchell 78,125 RSUs. Half of the RSUs vest on February 26, 2022, and the remainder vest on February 26, 2023, subject to Mr. Mitchell’s continued employment through February 26, 2023.

In December 2021, the Board granted Mr. Mitchell 1,000,000 RSUs. The RSUs will vest in full if a change of control of the Company occurs prior to December 31, 2026, provided that Mr. Mitchell remains in continuous service to the Company through the change of control date. However, if our shareholders approve an expansion of the shares available for issuance under the 2014 Plan prior to December 15, 2022, then the RSUs will vest 20% on December 15th of each of 2022, 2023, 2024, 2025 and 2026, subject to Mr. Mitchell’s continuous employment through each such date. Because the award is considered contingently granted under FASB ASC Topic 718, no grant date fair value is associated with the award during 2021, and thus no amounts related to this award are reflected in the Summary Compensation Table.

Equity Compensation Arrangements - Amended and Restated 2014 Equity Incentive Plan (the 2014 Plan)

The Board adopted the 2014 Plan in June 2020, after it was approved by our shareholders. As of December 31, 2021, the total shares of Common Stock authorized for issuance under the plan, as amended, was 6,300,000 shares. Under the terms of the 2014 Plan, we may grant stock options, shares of Common Stock and other share-based awards to officers, directors, employees or consultants providing services on such terms as are determined by the Board. The Board administers the plan, determines vesting schedules on plan awards and may accelerate the vesting schedules for award recipients. The options granted under the 2014 Plan have terms of up to 10 years. As of December 31, 2021, awards for the purchase of 5,813,021 shares of Common Stock had been granted and remain outstanding (including Common Stock options, Common Stock, RSUs (including DSUs)) and 486,979 shares of Common Stock were reserved for future grants under the 2014 Plan. In addition, as of December 31, 2021, we had outstanding restricted stock unit awards for 1,000,000 shares of Common Stock, the vesting of which, as amended, is subject to our shareholders approving an increase in the total shares of Common Stock authorized for issuance under the 2014 Plan on or before December 15, 2022.

Pension Benefits

Our named executive officers were eligible to participate in a defined contribution retirement plan qualified under subsection 401(k) of the Internal Revenue Code (the 401(k) Plan) in 2021. Named executive officers participating in the 401(k) Plan did not receive contributions from the Company into the 401(k) Plan in 2021. None of our named executive officers are currently covered by any other pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

None of our named executive officers are covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified. Mr. Bradley holds DSUs, issued as compensation for his service as a director which are discussed in “Director Compensation.” These DSUs are nonqualified deferred compensation awards.

Outstanding Equity Awards

The following table provides information as of December 31, 2021, regarding outstanding equity awards held by each of our named executive officers.

		Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
		(# Exercisable)	(#)	($/sh)	Date	(#)(10)	($)(9)(10)
Peter G. Bradley	(1)	-	-	-	-	45,872	16,055
	(2)	-	-	-	-	156,250	54,688

Todd T. Mitchell	(3)	-	-	-	-	78,125	27,344
	(4)	-	-	-	-	162,500	56,875
	(5)	-	-	-	-	1,000,000	350,000
	(6)	48,437	26,563	2.90	5/28/2029	-	-
	(7)	21,550	64,650	1.23	1/28/2030	-	-
	(8)	5,500	16,500	1.11	3/31/2030	-	-

(1)
Represents shares subject to DSUs. Unvested units vest the earlier of June 16, 2022, or one day prior to the Annual Meeting, subject to Mr. Bradley’s continued service to the Company through the applicable date.

(2)
Represents shares subject to RSUs. Unvested units vest in two equal annual installments on each of February 26, 2022, and February 26, 2023, subject to Mr. Bradley’s continued employment or service to the Company through each such date.

(3)
Represents shares subject to RSUs. Unvested units vest in two equal annual installments on each of February 26, 2022, and February 26, 2023, subject to Mr. Mitchell’s continued employment with the Company through each such date.

(4)
Represents shares subject to RSUs. Mr. Mitchell was awarded 325,000 RSUs in December of 2020, half of which vested on December 9, 2021, with the other half remaining outstanding.  Unvested units vest on December 9, 2022, subject to Mr. Mitchell’s continued employment with the Company.

(5)
Represents shares subject to RSUs. Unvested units will vest fully if a change of control of the Company occurs prior to December 31, 2026, and Mr. Mitchell remains in continuous service to the Company through the change of control date. However, if our shareholders approve an expansion of the shares available for issuance under the 2014 Plan prior to December 15, 2022, then the RSUs will vest 20% on December 15th of each of 2022, 2023, 2024, 2025 and 2026.

(6)
Unvested options vest and become exercisable in seventeen equal monthly installments ending May 28, 2023, subject to Mr. Mitchell’s continued employment with the Company through the applicable vesting date.

(7)
Unvested options vest and become exercisable in three equal annual installments ending January 28, 2024, subject to Mr. Mitchell’s continued employment with the Company through the applicable vesting date.

(8)
Unvested options vest and become exercisable in three equal annual installments ending March 31, 2024, subject to Mr. Mitchell’s continued employment with the Company through the applicable vesting date.

(9)	Amounts in this column were calculated by multiplying the number of shares underlying the unvested awards by $0.35, the closing price of our Common Stock on December 31, 2021.
(10)	This table excludes 170,308 of vested DSUs held by Mr. Bradley as of December 31, 2021, for which settlement is deferred until the date Mr. Bradley is no longer providing services to the Company. The market value of the vested DSUs as of December 31, 2021 was $59,608, which amount was calculated by multiplying the number of shares underlying the vested DSUs by $0.35, the closing price of our Common Stock on December 31, 2021.

Termination and Change in Control Arrangements

The Employment Agreement with Mr. Mitchell requires us to provide compensation to him upon certain qualifying terminations of his employment with us or upon a termination of his employment for any reason within a certain period before or after a change in control of the Company. The Offer Letter with Mr. Bradley does not provide for payments upon a termination of Mr. Bradley’s employment or upon the occurrence of a change in control.

In addition to the consideration described above, the amount of compensation payable to Mr. Mitchell for termination or a change of control under his employment agreement is discussed below.

●
Termination Without Cause, for Good Reason, or due to Death. In the event employment is terminated (i) by us other than for Cause, (ii) by the employee for Good Reason, or (iii) due to the employee’s death, Mr. Mitchell shall be entitled to a cash lump sum payment in an amount equal to the current base annual salary he would have been paid during the 90-day period following such termination.

●
Termination in Connection with a Change of Control. In the event that the Mr. Mitchell resigns or is terminated within 60 days before and 90 days after a Change of Control, Mr. Mitchell would be entitled to a cash lump sum payment in an amount equal to the current base annual salary he would have been paid during the 270-day period following such termination.

For purposes of the Employment Agreement:

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

“Change of Control” means any of the following events: (x) the consummation of a merger or consolidation of the Company with any other entity which results in the voting securities of the Company outstanding immediately prior thereto failing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or (y) the sale or other transfer in one or more transactions not in the ordinary course of the Company’s business or personal property assets constituting more than fifty percent (50%) of the personal property assets of the Company and its subsidiaries (taken as a whole) to any such person or group of persons; provided, however, that the sale of the assets or equity interests of any subsidiary of the Company shall not constitute a Change of Control.

In addition to compensation otherwise payable to Mr. Bradley and Mr. Mitchell, regardless of the circumstances of Mr. Bradley’s or Mr. Mitchell’s termination of employment, they will be entitled to receive amounts earned during the term of their employment. Such amounts include: the portion of their current annual base salary and bonuses which have accrued through the date of termination but remain unpaid and payment for accrued but unused vacation.

Mr. Mitchell’s RSU award dated December 15, 2021, provides that upon a Change in Control Transaction which occurs prior to December 31, 2026 (so long as Mr. Mitchell remains in continuous service with the Company through the Change in Control Transaction date), 100% of the awarded RSUs will vest immediately upon such Change in Control Transaction. If a Change in Control Transaction does not occur prior to December 31, 2026, Mr. Mitchell shall forfeit all unvested RSUs pursuant to the award agreement on December 31, 2026. As such, if a Change in Control Transaction was consummated on December 31, 2021, such award would have vested in full. If a Change in Control Transaction did not occur and Mr. Mitchell’s employment was terminated for any reason on December 31, 2021, all RSUs subject to the award would have been immediately forfeited.

For purposes of the 2014 Plan, a “Change of Control Transaction” means the occurrence of any of the following: (a) acquisition (including through purchase, reorganization, merger, consolidation or similar transaction), directly or indirectly, in one or more transactions by a person of beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of securities representing 45% or more of the combined voting power of the securities of the Company entitled to vote generally in the election of directors of the Board, calculated on a fully diluted basis after giving effect to such acquisition; (b) election of persons to the Board that causes two-thirds of the Board to consist of persons other than (i) members of the Board on the effective date and (ii) persons who were nominated for election as members of the Board at a time when two-thirds of the Board consisted of persons who were members of the Board on the effective date; provided that any person nominated for election by a Board at least two-thirds of which consisted of persons described in clauses (i) or (ii) or by persons who were themselves nominated by such Board shall be deemed to have been nominated by a Board consisting of persons described in clause (i); (c) sale or other disposition, directly or indirectly, of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to any person.

Director Compensation

Our Compensation Committee adopted a comprehensive director compensation program to attract and retain qualified non-employee directors who are critical to the future value, growth and governance of our Company. The compensation package for our non-employee directors provides for a mix of cash and equity-based compensation. Non-employee directors receive the annual retainer and committee fees described in the table below for serving as directors and as members of committees of our Board.

	General Board Service	Audit Committee	Nominating and Governance Committee	Compen-sation Committee	Executive Committee
	($)	($)	($)	($)	($)
General board service - all directors	50,000	-	-	-	-
Service as lead independent director	50,000	-	-	-	-
Committee assignments:
Committee chair	-	18,000	9,500	10,000	12,000
Members	-	8,000	4,500	5,000	12,000

For 2021, the Compensation Committee approved payment of the annual retainer amounts and committee fees listed in the table above in the form of quarterly cash installments. We reimburse all directors for travel required in connection with their service on the Board and other necessary business expenses incurred in the performance of director services and extend coverage to them under our directors and officers indemnity insurance policies.

In addition to the compensation in the table above, under the director compensation program, each director is entitled to receive an annual fixed equity grant under the 2014 Plan on the date of the annual shareholder meeting as compensation for their services. In 2021, the value of the annual grant was $100,000 for the lead independent director, $75,000 for the non-executive vice-chairman of the Board and $50,000 for each other director. In 2021, the Compensation Committee approved payment of the annual fixed equity grants in the form of grants of restricted stock units (RSUs). Each RSU represents a contingent right to receive one share of Common Stock or an equivalent cash payment. Under the non-employee director RSU awards, issuance of the Common Stock subject to such RSUs that become vested is deferred to the date the holder is no longer providing services to RiceBran Technologies. For the purposes of this Proxy Statement, we refer to RSU awards for which issuance of Common Stock is so deferred as deferred stock units (DSUs). The number of shares of Common Stock subject to the non-employee director DSUs was determined based on the closing price of our Common Stock on the grant date. The DSUs will vest on the earlier of one year from the date of grant or one day prior to the Annual Meeting, subject to the director’s continued service to the Company through the applicable date.

Director Compensation Table

The following director compensation table sets forth summary information concerning the compensation paid to our non-employee directors in 2021. The compensation paid to our employee directors during 2021 in respect of their service on the Board is reflected in the Summary Compensation Table below under “Executive Compensation”.

	Fees Earned or Paid in Cash	Option Awards	Stock Awards	All Other Compen- sation	Total
Name	($) (1)	($)	($) (2) (3)	($)	($)
Beth L. Bronner	68,000	-	50,000	-	118,000
David Chemerow	84,875	-	50,000	-	134,875
Ari Gendason	71,500	-	75,000	-	146,500
Brent D. Rosenthal	134,500	-	100,000	-	234,500

(1)	Amounts shown in this column reflect the annual aggregate dollar amount of all cash fees earned for 2021 services as a director, including annual retainer fees, committee and/or chairmanship fees.
(2)
Amounts shown in this column reflect the grant date fair value, determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (FASB ASC Topic 718), of DSUs granted in 2021 under the 2014 Plan. For additional information regarding the assumptions underlying this calculation please see Note 10 of “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K. The DSUs were granted on June 16, 2021, and vest on the earlier of June 16, 2022, or one day prior to the next annual shareholder meeting, for general board service. Further information on the DSUs granted to our non-employee directors in 2021 is presented in the table below:

	Shares of Common Stock Subject to DSUs	Grant Date Fair Value per Share
Name	(#)	($)
Beth L. Bronner	45,872	1.09
David Chemerow	45,872	1.09
Ari Gendason	68,808	1.09
Brent D. Rosenthal	91,744	1.09

As of December 31, 2021, the aggregate number of outstanding stock awards held by each of our non-employee directors is as follows: with respect to unvested DSUs, 45,872 to Beth L. Bronner, 45,872 to David Chemerow, 68,808 to Ari Gendason and 91,744 to Brent D. Rosenthal; with respect to vested DSUs for which settlement is deferred 101,938 to Beth L. Bronner, 168,561 to David Chemerow, 132,103 to Ari Gendason and 202,856 to Brent D. Rosenthal. All outstanding equity awards held by Mr. Bradley, including awards granted in respect of his service on the Board, are reported in the Outstanding Equity Awards at fiscal yearend table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 29, 2022, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of that class or series of our stock, (ii) each of our directors and director nominees, (iii) each of the named executive officers, and (iv) all directors and current executive officers as a group. For purposes of this section, “named executive officers” shall mean: (i) each person who served as our chief executive officer and/or executive chairman during fiscal year 2021; (ii) the two most highly compensated executive officers other than the chief executive officer and/or executive chairman who were serving as executive officers at the end of fiscal year 2021, if any; and (iii) up to two additional individuals for whom disclosure would have been provided in the table below, but for the fact that such persons were not serving as executive officers as of the end of fiscal year 2021.

The table is based on information provided to us or filed with the SEC by our directors, executive officers and principal shareholders. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Shares of Common Stock issuable upon exercise or conversion of options and warrants that are currently exercisable or are exercisable within 60 days after April 29, 2022, and shares underlying RSUs (including DSUs) vesting within 60 days after April 29, 2022, are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities but are not deemed outstanding for computing the percentage of any other shareholder. Unless otherwise indicated, the address for each shareholder listed in the following table is c/o RiceBran Technologies, 25420 Kuykendahl Rd., Suite B300, Tomball, Texas 77375.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage (1)
Continental Grain Company (2)	9,226,068	17.68%
Will T. Black	-	*
Peter G. Bradley (3)	528,985	1.01%
David Chemerow (4)	479,665	*
Jean M. Heggie	-	*
Todd T. Mitchell (5)	298,165	*
Brent D. Rosenthal (6)	710,269	1.35%

All directors and executive officers as a group (6 persons) (7)	2,017,084	3.81%
* less than 1%

(1)	The applicable percentage of ownership is based on 52,169,146 shares of our Common Stock outstanding as of April 29, 2022.
(2)
Based on information reported on a Form 4 filed with the SEC on December 20, 2019, and a Schedule 13D filed with the SEC September 25, 2017 (as amended April 1, 2022) by Continental Grain Company (CGC), a Delaware corporation. The address of the principal office of CGC is 767 Fifth Avenue, New York, NY 10153.

(3)	Includes 216,180 shares underlying DSUs.
(4)	Includes 214,433 shares underlying DSUs. Includes 260,332 shares are held by the David I. Chemerow 1992 Trust.
(5)	Includes 110,352 shares issuable upon exercise of options.
(6)	Includes 294,600 shares underlying DSUs.
(7)	Includes 110,352 shares issuable upon exercise of options and 725,213 shares underlying vested DSUs.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2021, certain information with respect to the 2014 Plan follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)(1)	(b)(2)	(c)(3)
Equity compensation plans approved by shareholders	2,775,044	$1.95	486,979
Equity compensation plans not approved by shareholders	-	-	-
Total	2,775,044	$1.95	486,979

(1) This amount reflects the number of shares of Common Stock to be issued upon vesting of 921,993 RSUs, 1,209,092 shares of Common Stock subject to DSUs, 865,052 of which are vested, but for which settlement is deferred to the date the holder is no longer providing service to RiceBran Technologies and 643,959 shares of Common Stock to be issued upon the exercise of stock options. Excludes the number of shares of Common Stock to be issued upon the vesting of the December 2021 RSU Board award to Mr. Mitchell of 1,000,000 RSUs, discussed further in in the “Narrative Disclosure to the Summary Compensation Table” section above, because the award is considered contingently granted under FASB ASC Topic 718.
(2)  The weighted-average exercise price excludes shares underlying RSUs, which do not have an exercise price.
(3)  Represents shares reserved for future issuance under the 2014 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Parties

As provided in our Audit Committee charter, our Audit Committee reviews and approves, unless otherwise approved by our Compensation Committee, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds the lesser of (a) $120,000 or (b) one percent of the average of our total assets at the end of our last two completed fiscal years, and in which any director, director nominee, executive officer or holder of more than 5% of any class of our capital stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest (each such transaction, a Related Party Transaction). Each Related Party Transaction that occurred since January 1, 2020, has been approved by our Board, Audit Committee or Compensation Committee.

Related Party Transactions

Other than compensation described above in “Executive Compensation,” “Director Compensation” and “Director Compensation Table”, we believe that there have been no Related Party Transactions since January 1, 2020, other than those described below.

Transactions with Continental Grain Company

Our former director, Ari Gendason, is an employee and senior vice president and chief investment officer of Continental Grain Company (CGC). As of the date of this filing, CGC owns approximately 17.7% of our outstanding Common Stock. We had agreed that in connection with each annual or special meeting of our shareholders at which members of our Board are to be elected, or any written consent of our shareholders pursuant to which members of the Board are to be elected, CGC shall have the right to designate one nominee to our Board. CGC permanently waived this right effective April 28, 2022.

The foregoing description of Related Party Transactions does not include a description of employment compensation that was paid, following approval by our compensation committee, to executive officers that are not named executive officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

RSM US LLP has been appointed by the Audit Committee to continue as our registered public accountants for the fiscal year ending December 31, 2022. Shareholder ratification of RSM US LLP as our independent registered public accounting firm is not required by our Bylaws or otherwise. The Board is seeking such ratification as a matter of good corporate practice. If the shareholders fail to ratify the selection of RSM US LLP as our independent public accountants, the Audit Committee will consider whether to retain that firm for the year ending December 31, 2022. Even if the selection is ratified, we may appoint a different independent public accounting firm during the year if the Audit Committee determines that such a change would be in the best interests of us and our shareholders. We expect a representative of RSM US LLP to be present at the Annual Meeting or otherwise be available to make a statement or respond to appropriate questions.

Fees Billed by Independent Registered Public Accounting Firms

The following table presents fees for professional services rendered by our independent registered public accounting firm, RSM US LLP, Houston, Texas.

	2021	2020
Audit fees	$340,000	$323,000
Audit-related fees	26,000	26,000
Tax fees	-	-
All other fees	-	-
Total	$366,000	$349,000

Audit fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and the review of our financial statements included in our quarterly filings on Form 10-Q, as well as services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

Audit-related fees

Audit-related fees in 2021 and 2020 relate to consents and comfort letters provided in connection with filings on Form S-3.

Tax fees

There were no tax fees in 2021 or 2020.

All other fees

There were no other fees in 2021 or 2020.

Pre-Approval Policies

Our Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the Audit Committee pre-approves all audit and non-audit services provided by our independent registered public accounting firm prior to the engagement of the independent registered public accounting firm for such services. All fees reported under the headings Audit fees, Audit-related fees, Tax fees and All other fees above were approved by the Audit Committee before the respective services were rendered, which concluded that the provision of such services was compatible with the maintenance of the independence of the firm providing those services in the conduct of its auditing functions.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith
3.01.01	Restated and Amended Articles of Incorporation filed with the Secretary of State of California on December 13, 2001	10-KSB	000-32565	3.3	April 16, 2002
3.01.02	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on August 4, 2003	SB-2	333-129839	3.01.1	November 21, 2005
3.01.03	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on October 31, 2003	10-QSB	000-32565	3.4	November 19, 2003
3.01.04	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on September 29, 2005	SB-2	333-129839	3.03	November 21, 2005
3.01.05	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on August 20, 2007	10-Q	000-32565	3.1	August 14, 2007
3.01.06	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on June 30, 2011	8-K	000-32565	3.1	July 5, 2011
3.01.07	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on July 12, 2013	10-Q	000-32565	3.1	August 14, 2013
3.01.08	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on May 30, 2014	S-3	333-196541	3.01.08	June 5, 2014
3.01.09	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on February 15, 2017	S-3	333-217131	3.1.9	April 04, 2017
3.01.10	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on June 18, 2020	10-Q	001-36245	3.1	August 12, 2020
3.02	Certificate of Designation of the Rights, Preferences, and Privileges of the Series A Preferred Stock filed with the Secretary of State of California on December 13, 2001	SB-2	333-89790	4.1	June 4, 2002

3.03		Certificate of Determination, Preferences and Rights of Series B Convertible Preferred Stock filed with the Secretary of State of California on October 4, 2005	8-K	000-32565	3.1	October 4, 2005
3.04		Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock filed with the Secretary of State of California on May 10, 2006	8-K	000-32565	3.1	May 15, 2006
3.05		Certificate of Determination, Preferences and Rights of the Series D Convertible Preferred Stock, filed with the Secretary of State of California on October 17, 2008	8-K	000-32565	3.1	October 20, 2008
3.06		Certificate of Determination, Preferences and Rights of the Series E Convertible Preferred Stock, filed with the Secretary of State of California on May 7, 2009	8-K	000-32565	3.1	May 8, 2009
3.07		Certificate of Determination, Preferences and Rights of the Series F Convertible Preferred Stock, filed with the Secretary of State of California on February 18, 2016	8-K	001-36245	3.1	February 23, 2016
3.08		Form of Certificate of Determination of Preferences and Rights of Series G Convertible Preferred Stock, filed with the Secretary of State of California on February 9, 2017	8-K	001-36245	3.1	February 15, 2017
3.09.1		Bylaws	SB-2	333-134957	3.05	June 12, 2006
3.09.2		Amendment of Bylaws, effective June 19, 2007	8-K	000-32565	3.1	June 25, 2007
3.09.3		Amendment of Bylaws, effective December 4, 2009	8-K	000-32565	3.1	December 10, 2009
3.09.4		Amendment of Bylaws, effective as of February 13, 2017	S-3	333-217131	3.9.4	April 04, 2017
3.1		Amendment to Bylaws, effective July 30, 2019	8-K	001-36245	3.1	August 5, 2019
3.10		Certificate of Ownership, dated October 3, 2012	8-K	000-32565	3.01	October 10, 2012
4.01		Form of Warrant (Private Placement)	8-K	001-36245	4.1	October 1, 2014
4.02		Form of Warrant (Preferred Private Placement)	8-K	001-36245	4.1	February 15, 2017
4.03		Lender Warrant, dated May 12, 2015	8-K	001-36245	10.6	May 15, 2015
4.04		Form of Warrant (Debt Private Placement)	8-K	001-36245	4.3	February 15, 2017
4.05		Form of Warrant (Amendment to Subordinated Debt)	8-K	001-36245	4.4	February 15, 2017
4.07		Form of Warrant (Private Placement)	8-K	001-36245	4.1	September 13, 2021
4.08		Form of Prefunded Warrant (Private Placement)	8-K	001-36245	4.2	September 13, 2021
4.09		Description of Registrant’s Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended					X^
10.01	*	Employment Agreement with Todd T. Mitchell, dated May 28, 2019	10-Q	001-36245	10.2	May 5, 2020
10.02	*	Amended and Restated 2014 Equity Incentive Plan, as amended on June 17, 2020	8-K	001-36245	10.2	July 17, 2020
10.03	*	Form of Award of Deferred and Restricted Stock Units for 2014 Equity Incentive Plan	8-K	001-36245	10.3	July 17, 2020
10.04	*	Form of Stock Option Agreement for 2014 Equity Incentive Plan	10-K	001-36245	10.72	March 31, 2015
10.05	*	Form of Restricted Stock Award Agreement for 2014 Equity Incentive Plan	10-K	001-36245	10.73	March 31, 2015
10.06	*	Form of Restricted Stock Unit Award Agreement for 2014 Equity Incentive Plan	8-K	001-36245	10.1	October 3, 2018
10.07	*	Employee Agreement (Offer Letter) with Peter G. Bradley, dated August 12, 2020	10-K	001-36245	10.21	February 25, 2021

10.08	*	Amendment No. 1 to Restricted Stock Unit Award Grant Notice and Award Agreement with Todd T. Mitchell, effective December 15, 2021					X^
10.09	*	Form of Indemnification Agreement for Officers and Directors	10-Q	000-32565	10.2	May 12, 2011
10.10		Form of Securities Purchase Agreement, dated February 9, 2017 (Preferred Private Placement)	8-K	001-36245	10.1	February 15, 2017
10.11		Registration Rights Agreement, dated February 13, 2017 (Preferred Private Placement)	8-K	001-36245	10.2	February 15, 2017
10.12		Form of Securities Purchase, Agreement dated February 9, 2017 (Debt Private Placement)	8-K	001-36245	10.3	February 15, 2017
10.13		Form of Securities Purchase, Agreement, dated September 9, 2021 (Private Placement)	8-K	001-36245	10.1	September 13, 2021
10.14		Registration Rights Agreement, dated February 13, 2017 (Debt Private Placement)	8-K	001-36245	10.4	February 15, 2017
10.15		Form of Registration Rights Agreement, dated September 13, 2017	8-K	001-36245	10.2	September 15, 2017
10.16		Asset Purchase Agreement with Golden Ridge Rice Mills, LLC	8-K	001-36245	10.2	November 6, 2018
10.17		Agreement for Purchase and Sale with Republic Business Credit, LLC, dated October 28, 2019	8-K	001-36245	10.1	November 1, 2019
10.18		Purchase Agreement, dated December 17, 2019 (Public Offering)	8-K	001-36245	1.1	December 19, 2019
10.19		Form of Registration Rights Agreement, dated March 7, 2019	8-K	001-36245	10.3	March 13, 2019
10.20		At Market Issuance Sales Agreement with B Riley FBR, Inc	8-K	001-36245	10.1	March 30, 2020
10.21		Promissory Note, dated as of April 15, 2020	8-K	001-36245	10.1	April 16, 2020
10.22		Mortgage Agreement and Amendment for Purchase and Sale with Republic Business Credit, LLC, dated July 10, 2020	8-K	001-36245	10.1	July 17, 2020
10.23		Mortgage Agreement and Amendment for Purchase and Sale with Republic Business Credit, LLC, dated December 6, 2021	8-K	001-36245	10.1	December 10, 2021
10.24	*	Form of Award of Contingently Granted Deferred and Restricted Stock Units for 2014 Equity Incentive Plan					X^
21		List of Subsidiaries					X^
23.1		Consent of Independent Registered Public Accounting Firm (PCAOB ID 49)					X^
24.1		Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)
31.1		Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X+
31.2		Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X+
32.1		Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X^
101.INS	@	Inline XBRL Instance Document					X^
101.SCH	@	Inline XBRL Taxonomy Extension Schema Document					X^
101.CAL	@	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X^
101.DEF	@	Inline XBRL Taxonomy Extension Definition Linkbase Document					X^
101.LAB	@	Inline XBRL Taxonomy Extension Label Linkbase Document					X^
101.PRE	@	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X^

*         Indicates a management contract or compensatory plan, contract or arrangement in which any Director or Executive Officer participates.
^         Previously filed on March 17, 2022 as an exhibit to the Original Filing.
+         Filed herewith.
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

RICEBRAN TECHNOLOGIES

Date: May 2, 2022	By:	/s/ Peter G. Bradley
Peter G. Bradley
Director and Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Peter G. Bradley	Director and Executive Chairman	May 2, 2022
Peter G. Bradley

Principal Financial Officer and Principal Accounting Officer:

/s/ Todd T. Mitchell	Chief Operating Officer and Chief Financial Officer	May 2, 2022
Todd T. Mitchell

Additional Directors:

*	Director	May 2, 2022
David Chemerow

*	Lead Independent Director	May 2, 2022
Brent D. Rosenthal

*	By:	/s/ Peter G. Bradley
Peter G. Bradley
Attorney-in-fact