Form 10-Q
period 2022-06-30
RiceBran Technologies
filed 2022-08-11
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 52,310,304 shares of common stock outstanding.

RiceBran Technologies

Index

Form 10-Q

Cautionary Note about Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue, liquidity or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services, products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. The forward-looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those projected in such forward-looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021. We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report.

Unless the context requires otherwise, references to “we,” “us,” “our” and “the Company” refer to RiceBran Technologies and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RiceBran Technologies

Condensed Consolidated Statements of Operations

(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$10,190	$7,574	$20,749	$16,179
Cost of goods sold	10,667	7,421	20,724	15,354
Gross profit (loss)	(477)	153	25	825
Selling, general and administrative expenses	1,708	1,933	3,400	3,674
Loss (gain) on involuntary conversion of property and equipment	(147)	(1)	(147)	6
Operating loss	(2,038)	(1,779)	(3,228)	(2,855)
Interest income	1	-	2	1
Interest expense	(118)	(120)	(244)	(232)
Change in fair value of derivative warrant liability	(417)	-	(588)	-
Gain on extinguishment of PPP loan	-	-	-	1,792
Other expense	(38)	(24)	(72)	(37)
Other income	1	-	5	-
Loss before income taxes	(2,609)	(1,923)	(4,125)	(1,331)
Income tax expense	(12)	-	(12)	(1)
Net loss	$(2,621)	$(1,923)	$(4,137)	$(1,332)

Loss per common share:
Basic	$(0.05)	$(0.04)	$(0.08)	$(0.03)
Diluted	$(0.05)	$(0.04)	$(0.08)	$(0.03)

Weighted average number of shares outstanding:
Basic	52,861,638	45,864,385	52,696,717	45,749,785
Diluted	52,861,638	45,864,385	52,696,717	45,749,785

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies

Condensed Consolidated Balance Sheets

(Unaudited) (in thousands, except share amounts)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$5,124	$5,825
Accounts receivable, net of allowance for doubtful accounts of $136 and $18	4,038	4,136
Inventories	2,312	2,444
Other current assets	1,227	810
Total current assets	12,701	13,215
Property and equipment, net	14,815	15,444
Operating lease right-of-use assets	1,956	2,127
Intangible assets	446	527
Total assets	$29,918	$31,313

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,368	$826
Commodities payable	1,712	1,702
Accrued salary, wages and benefits	743	787
Accrued expenses	737	683
Operating lease liabilities, current portion	407	382
Due under bank line of credit	1,800	-
Due under factoring agreement	3,165	3,379
Due under insurance premium finance agreements	530	128
Finance lease liabilities, current portion	86	86
Long-term debt, current portion	1,251	1,183
Total current liabilities	11,799	9,156
Operating lease liabilities, less current portion	1,705	1,948
Finance lease liabilities, less current portion	109	100
Long-term debt, less current portion	708	1,356
Derivative warrant liability	846	258
Total liabilities	15,167	12,818
Commitments and contingencies
Shareholders' equity:
Preferred stock, 20,000,000 shares authorized: Series G, convertible, 3,000 shares authorized, stated value $150, 150 shares, issued and outstanding	75	75
Common stock, no par value, 150,000,000 shares authorized, 52,310,304 shares and 51,589,674 shares, issued and outstanding	326,672	326,279
Accumulated deficit	(311,996)	(307,859)
Total shareholders' equity	14,751	18,495
Total liabilities and shareholders' equity	$29,918	$31,313

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies

Condensed Consolidated Statements of Cash Flows

(Unaudited) (in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities:
Net loss	$(4,137)	$(1,332)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,046	1,219
Amortization	81	102
Stock and share-based compensation	393	548
Change in fair value derivative warrant liability	588	-
Loss (gain) on involuntary conversion of property and equipment	(147)	6
Gain on extinguishment of PPP loan	-	(1,792)
Provision for bad debts	118	-
Other	(32)	15
Changes in operating assets and liabilities:
Accounts receivable	(20)	262
Inventories	132	42
Accounts payable and accrued expenses	647	197
Commodities payable	10	44
Other	(417)	(727)
Net cash used in operating activities	(1,738)	(1,416)
Cash flows from investing activities:
Purchases of property and equipment	(421)	(540)
Proceeds from insurance on involuntary conversion	109	263
Net cash used in investing activities	(312)	(277)
Cash flows from financing activities:
Advances on factoring agreement	18,173	15,660
Payments on factoring agreement	(18,387)	(15,685)
Advances on bank line of credit	1,800	-
Advances on insurance premium finance agreements	794	962
Payments on insurance premium finance agreements	(392)	(332)
Payments on long-term debt and finance lease liabilities	(639)	(336)
Proceeds from common stock warrant exercises	-	171
Net cash provided by financing activities	1,349	440
Net change in cash and cash equivalents	$(701)	$(1,253)

Cash and cash equivalents, beginning of period	$5,825	$5,263
Cash and cash equivalents, end of period	5,124	4,010
Net change in cash and cash equivalents	$(701)	$(1,253)

Supplemental disclosures:
Cash paid for interest	$229	$179
Cash paid for income taxes	$19	$16

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

We manufacture and distribute SRB from four locations: two facilities located within supplier-owned rice mills in Arbuckle and West Sacramento, California; one company-owned facility in Mermentau, Louisiana; and our own rice mill in Wynne, Arkansas. At our Dillon, Montana facility, we produce SRB-based products and derivatives through proprietary processes. Our rice mill in Wynne, Arkansas (Golden Ridge) supplies grades U.S. No. 1 and No. 2 premium long and medium white rice, and our grain processing facility in East Grand Forks, Minnesota (MGI) mills a variety of traditional, and ancient, small grains. Given the integrated nature of these facilities, we have one reporting unit and one operating segment, specialty ingredients.

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

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

In June 2016, the Financial Accounting Standards Board (FASB) issued guidance ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which changes the accounting for credit losses for certain instruments, including trade receivables, from an incurred loss method to a current expected loss method. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. The guidance, and subsequent guidance related to the topic, is effective for our annual and interim periods beginning in 2023 and must be adopted on a modified retrospective approach through cumulative-effect adjustment to retained earnings as of January 1, 2023. Based on the nature of our current receivables and our credit loss history, we do not expect the adoption of the guidance to have a significant impact on our results of operations, financial position, or cash flows.

NOTE 4. CASH AND CASH EQUIVALENTS

As of June 30, 2022, we have $2.7 million of cash and cash equivalents invested in a money market fund with net assets invested in U.S. Dollar denominated money market securities of domestic and foreign issuers, U.S. Government securities and repurchase agreements. We consider all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

We have cash on deposit in excess of federally insured limits at a bank. We do not believe that maintaining substantially all such assets with the bank or investing in a liquid mutual fund represent material risks.

NOTE 5. ACCOUNTS RECEIVABLE AND REVENUES

Amounts billed and due from our customers are classified as accounts receivable on our consolidated balance sheets and require payment on a short-term basis. Invoices are generally issued at the point control transfers and substantially all of our invoices are due within 30 days or less, however certain customers have terms of up to 120 days. For substantially all of our contracts, control of the ordered product(s) transfers at our location. Periodically, we require payment prior to the point in time we recognize revenue. Amounts received from customers prior to revenue recognition on a contract are contract liabilities, are classified as customer prepayments liability on our consolidated balance sheets and are typically applied to an invoice within 30 days of the prepayment. Revenues in the three and six months ended June 30, 2022 and 2021, include $0.1 million, or less, in unearned revenue as of the end of the prior year.

Our accounts receivable potentially subject us to significant concentrations of credit risk. Revenues and accounts receivable from significant customers (customers with revenue or accounts receivable in excess of 10% of consolidated totals) are stated below as a percent of consolidated totals.

	Customer
	A	B	C
% of revenues, three months ended June 30, 2022	13%	10%	1%
% of revenues, three months ended June 30, 2021	6%	15%	15%

% of revenues, six months ended June 30, 2022	12%	10%	3%
% of revenues, six months ended June 30, 2021	6%	12%	11%

% of accounts receivable, as of June 30, 2022	8%	9%	1%
% of accounts receivable, as of December 31, 2021	15%	8%	9%

The following table presents revenues by geographic area shipped to (in thousands).

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
United States	$9,912	$7,221	$20,158	$15,417
Other countries	278	353	591	762
Revenues	$10,190	$7,574	$20,749	$16,179

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6. PROPERTY AND EQUIPMENT

The following table details the components of property and equipment (amounts in thousands).

	June 30,	December 31
	2022	2021	Estimated Useful Lives
Land	$730	$730
Furniture and fixtures	259	265	5	-	10 years
Plant	10,082	10,457	20	-	40 years, or life of lease
Computer and software	450	452	3	-	5 years
Leasehold improvements	1,838	1,828	4	-	15 years, or life of lease
Machinery and equipment	15,266	15,115	5	-	15 years
Property and equipment, cost	28,625	28,847
Less accumulated depreciation	13,810	13,403
Property and equipment, net	$14,815	$15,444

Amounts payable for property and equipment included in accounts payable totaled $0.1 million at June 30, 2022, and $0.2 million at December 31, 2021. Assets which had not yet been placed in service, included in property and equipment, totaled $0.8 million at June 30, 2022, and $0.9 million at December 31, 2021.

NOTE 7. LEASES

The components of lease expense and cash flows from leases (in thousands) follow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of use assets, included in cost of goods sold	$19	$22	$39	$43
Interest on lease liabilities	3	3	5	6
Operating lease cost, included in selling, general and administrative expenses:
Fixed leases cost	129	128	258	257
Variable lease cost	40	37	86	75
Short-term lease cost	14	-	21	-
Total lease cost	$205	$190	$409	$381

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3	$3	$5	$6
Operating cash flows from operating leases	$129	$128	$258	$257
Financing cash flows from finance leases	$22	$24	$46	$50

As of June 30, 2022, variable lease payments do not depend on a rate or index. As of June 30, 2022, and December 31, 2021, property and equipment, net, includes $0.3 million and $0.2 million of finance lease right-of-use-assets, with an original cost of $0.5 million. During the three months and six months ended June 30, 2022, we financed the purchase of $0.1 million of property and equipment in noncash finance lease transactions. During the three months and six months ended June 30, 2021, we financed the purchase of less than $0.1 million of property and equipment in noncash finance lease transactions.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2022, we do not believe it is certain that we will exercise any renewal options. The remaining terms of our leases and the discount rates used in the calculation of our lease liabilities as of June 30, 2022, follows.

	Operating Leases			Finance Leases
Remaining leases terms (in years)	1.3	-	10.7	0.3	-	4.9
Weighted average remaining lease terms (in years)			5.8			3.0
Discount rates	6.3%	-	9.0%	2.8%	-	9.0%
Weighted average discount rate			7.8%			5.9%

Maturities of lease liabilities as of June 30, 2022, follows (in thousands).

	Operating	Finance
	Leases	Leases
2022 (six months ended December 31, 2022)	$244	$74
2023	528	79
2024	429	38
2025	439	23
2026	451	20
Thereafter	578	5
Total lease payments	2,669	239
Amounts representing interest	(557)	(44)
Present value of lease obligations	$2,112	$195

NOTE 8. DEBT

We finance certain amounts owed for annual insurance premiums under financing agreements. As of June 30, 2022, amounts due under insurance premium financing agreements are due in monthly installments of principal and interest through March 2023, at interest rates of 3.5% to 3.9% per year.

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

Additional information related to our factoring obligation follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average borrowings outstanding (in thousands)	$3,131	$1,564	$2,977	$1,223
Amortization of debt issuance costs (in thousands)	$-	$23	$-	$45
Interest paid, as a percentage of average outstanding borrowings	1.5%	1.6%	1.4%	3.4%
Fees paid, as a percentage of average outstanding borrowings	0.9%	1.5%	1.2%	2.9%

As of June 30, 2022, we had $1.8 million outstanding under a line of credit with a bank. The borrowing is secured by our cash on deposit with the bank and bears interest at prime (4.8% at June 30, 2022). There are no stipulated repayment terms for the line as long as we maintain sufficient cash collateral. Our borrowings under the line of credit averaged $0.1 million in the three months ended June 30, 2022, and less than $0.1 million for the six months ended June 30, 2022.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Long-term debt consists of the following (in thousands).

	June 30,	December 31,
	2022	2021
Mortgage promissory note - Originally dated July 2020 and modified in December 2021. As modified, interest accrues at an annual rate which is the greater of 7.0% above the lender's prime rate and 10.3% (11.8% at June 30, 2022) payable in monthly installments through December 2023. Net of $17 debt issuance costs at June 30, 2022.	$1,906	$2,469
Face amount $2.5 million. Interest accrued at the effective discount rate 11.5%. Secured by certain real property in Wynn, Arkansas.
Equipment note - Dated May 2021. Original principal $46. Due in monthly installments through June 2025.
Interest accrues at the effective discount rate of 3.6% per year.	28	33
Equipment note - Dated December 2019. Original principal $40. Due in monthly installments through December 2024.
Interest accrues at the effective discount rate of 9.3% per year.	22	26
Equipment notes - Initially recorded in November 2018, in an acquisition, at the present value of future payments using a discount rate of 4.8% per year. Due in monthly installments through August 2022.	3	11
Total long term debt, net	$1,959	$2,539

Future principal maturities of long-term debt outstanding as of June 30, 2022, follow (in thousands).

2022 (six months ended December 31, 2022)	$620
2023	1,332
2024	19
2025	5
Principal maturities	1,976
Debt issuance costs	(17)
Total long term debt, net	$1,959

NOTE 9. EQUITY, SHARE-BASED COMPENSATION AND WARRANTS

A summary of equity activity follows (in thousands, except share amounts).

	Shares
	Preferred		Preferred	Common	Accumulated
	Series G	Common	Stock	Stock	Deficit	Equity
Balance, December 31, 2021	150	51,589,674	$75	$326,279	$(307,859)	$18,495
Common stock awards under equity incentive plans	-	224,751	-	241	-	241
Common stock issued to vendor	-	6,000	-	5	-	5
Net income	-	-	-	-	(1,516)	(1,516)
Balance, March 31, 2022	150	51,820,425	75	326,525	(309,375)	17,225
Common stock awards under equity incentive plans	-	483,879	-	146	-	146
Common stock issued to vendor	-	6,000	-	1	-	1
Net loss	-	-	-	-	(2,621)	(2,621)
Balance, June 30, 2022	150	52,310,304	$75	$326,672	$(311,996)	$14,751

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

	Shares
	Preferred		Preferred	Common	Accumulated
	Series G	Common	Stock	Stock	Deficit	Equity
Balance, December 31, 2020	225	45,238,087	$112	$322,218	$(298,910)	$23,420
Common stock awards under equity incentive plans	-	29,943	-	250	-	250
Common stock issued to vendor	-	6,000	-	3	-	3
Other	-	-	-	(3)	-	(3)
Net income	-	-	-	-	591	591
Balance, March 31, 2021	225	45,274,030	112	322,468	(298,319)	24,261
Common stock awards under equity incentive plans	-	29,643	-	290	-	290
Common stock issued to vendor	-	6,000	-	5	-	5
Exercise of common stock warrants	-	177,936	-	171	-	171
Other	-	-	-	3	-	3
Net loss	-	-	-	-	(1,923)	(1,923)
Balance, June 30, 2021	225	45,487,609	$112	$322,937	$(300,242)	$22,807

Share-based compensation by type of award follows (in thousands).

	Three Months Ended
	June 30, 2022	March 31, 2022
Stock options	$21	$29
Restricted stock units	125	212
Compensation expense related to common stock awards issued under equity incentive plan	$146	$241

In the three months ended June 30, 2022, holders forfeited options for the purchase of up to 44,547 shares of common stock (average $2.14 per share exercise price, average 6.8 years remaining life). In the three months ended March 31, 2022, holders forfeited options for the purchase of up to 9,703 shares of common stock (average $1.85 per share exercise price, average 7.7 years remaining life).

In the three months ended March 31, 2022, warrants for the purchase of up to 6,142,980 shares of common stock ($0.96 per share exercise price) expired.

Summaries of nonvested and vested restricted stock unit (RSU) activity follow.

	Number of RSUs	Unrecognized Stock Compensation (in thousands)	Weighted Average Expense Period (Years)
Nonvested at December 31, 2021	1,266,033	$(658)	0.9
Granted	370,000	(153)	2.0
Forfeited	(10,000)	7	0.7
Vested with Service	(224,751)	-	0.0
Expensed	-	212
Nonvested at March 31, 2022	1,401,282	(592)	0.9
Impact of Modification:
Before modification	(114,680)	125
After modification	114,680	(60)
Forfeited	(94,535)	55	0.0
Vested with Service	(344,040)	-	0.0
Expensed	-	125
Nonvested at June 30, 2022	962,707	$(347)	0.9

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Number of RSUs
Vested at December 31, 2021	865,052
Vested with Service	224,751
Issued at Vesting	(224,751)
Vested at March 31, 2022	865,052
Vested with Service	344,040
Issued at Termination of Service	(483,879)
Vested at June 30, 2022	725,213

Each RSU represents a contingent right to receive one share of common stock. The RSUs granted in the first three months of 2022 vest within two years of the grant. As of June 30, 2022, issuance of 725,213 shares of common stock subject to the vested RSUs is deferred to the date the holder is no longer providing service to our company.

In April 2022, we modified 114,680 RSUs held by resigning directors such that the awards vested on the date of their termination of service. Prior to the modification, the unvested RSUs would have been forfeited on the date of the resignations. As a result of the modifications, we adjusted cumulative expense on the RSUs to equal the fair value of the awards on the date of the April 28, 2022, modification ($0.52 per unit), in accordance with applicable accounting guidance.

In the three months ended June 30, 2022, we issued a total of 483,879 shares of common stock pursuant to the terms of vested RSUs, which included the114,680 modified RSUs discussed in the preceding paragraph. Issuance of the shares of common stock subject to these RSUs was deferred to the date the holder was no longer providing service to our company. In the three months ended March 31, 2022, we issued a total of 224,751 shares of common stock upon the vesting of RSUs.

On July 14, 2022, shareholders approved a 6,000,000 share increase in the number of shares of common stock authorized for issuance under our Amended and Restated 2014 Equity Incentive Plan (2014 Plan). On July 14, 2022, we granted RSUs with a total grant date fair value of $1.4 million ($0.38 per unit). The grants are listed below.

●

2,781,498 RSUs, the issuance of which was subject to shareholder approval of the increase in the shares of common stock authorized for issuance under the 2014 Plan. The RSUs vest over an average of forty-nine months from the July 14, 2022, grant date.

●	657,895 RSUs to our directors which vest on July 14, 2023, or one day prior to the next annual meeting of our shareholders.
●	190,024 RSUs to our directors which were immediately vested, in lieu of paying board fees in cash.

As of the date of this filing, 2,645,122 shares of common stock remain available for issuance under the 2014 Plan

NOTE 10. INCOME TAXES

Our tax expense for the three and six months ended June 30, 2022 and 2021, differs from the tax expense computed by applying the U.S. statutory tax rate to net loss from continuing operations before income taxes as no tax benefits were recorded for tax losses generated in the U.S. As of June 30, 2022, we had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards. We provided a full valuation allowance against our deferred tax assets as future realization of such assets is not more likely than not to occur.

NOTE 11. LOSS PER SHARE (EPS)

We calculate basic EPS under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. Our outstanding convertible preferred stock are considered participating securities as the holders may participate in undistributed earnings with holders of common shares and are not obligated to share in our net losses.

We calculate diluted EPS by dividing the net income attributable to RiceBran Technologies common shareholders by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the impact of assumed exercises and conversions is dilutive. We calculate the dilutive effects of outstanding options, warrants, and nonvested RSUs that vest solely on the basis of a service condition are calculated using the treasury stock method. We calculate the dilutive effects of the outstanding preferred stock using the if-converted method.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Reconciliations of the numerators and denominators in the EPS computations follow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NUMERATOR (in thousands):
Numerator for basic and diluted EPS - net loss	$(2,621)	$(1,923)	$(4,137)	$(1,332)

DENOMINATOR:
Weighted average number of shares of shares of common stock outstanding	52,082,641	45,398,791	51,874,930	45,323,786
Weighted average number of shares of common stock underlying vested RSUs	778,997	465,594	821,787	425,999
Denominator for basic and diluted EPS - weighted average number of shares outstanding	52,861,638	45,864,385	52,696,717	45,749,785

No effects of potentially dilutive securities outstanding were included in the calculation of diluted EPS for the three and six months ended June 30, 2022 and 2021, because to do so would be antidilutive as a result of our net loss. Potentially dilutive securities outstanding during the three and six months ended June 30, 2022 and 2021, included our outstanding convertible preferred stock, options, warrants and nonvested RSUs.

NOTE 12. FAIR VALUE MEASUREMENTS

The fair value of cash and cash equivalents, accounts and other receivables, accounts payable and commodities payable approximates their carrying value due to shorter maturities. As of June 30, 2022, the fair values of our operating lease liabilities were approximately $0.4 million higher than their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements). As of June 30, 2022, the fair values of our debt and finance lease liabilities approximated their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements).

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

	Level 1	Level 2	Level 3	Total

Total liabilities at fair value as of June 30, 2022 - Derivative warrant liability	$-	$-	$846	$846
Total liabilities at fair value as of December 31, 2021 - Derivative warrant liability	$-	$-	$258	$258

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis for the three and six months ended June 30, 2022 (in thousands):

	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses)on Instruments Still Held
Three months ended June 30, 2022
Total Level 3 fair value - Derivative warrant liability	$429	$(417)	$-	$-	$846	$(417)
Six months ended June 30, 2022:
Total Level 3 fair value - Derivative warrant liability	$258	$(588)	$-	$-	$846	$(588)

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The derivative warrant liability relates to a warrant issued in September 2021, for the purchase of up to 2,307,693 shares of common stock (Warrant A), The initial $1.00 per share exercise price of Warrant A is subject to adjustment in September 2022, and again in September 2023, if 110% of the 5-day volume weighted average price of our common stock is less than the then-current exercise price. Warrant A is carried in our consolidated balance sheets as derivative warrant liability because the holder may elect cash settlement of this warrant in the event of a change of control. We estimated the fair value of Warrant A as of June 30, 2022, and December 31, 2021, using the Black-Scholes value of a warrant with an exercise price of $1.00 per share. The changes in the estimated fair value of Warrant A are included in other income (loss) in our consolidated statements of operations. The assumptions used in valuing Warrant follows.

	June 30, 2022	December 31, 2021
Assumed volatility	82.9%	69.5%
Assumed risk free interest rate	2.8%	0.8%
Expected life of options (in years)	4.2	4.8
Expected dividends	-	-

The fair value of Warrant A approximates the cash settlement the holder could elect to be paid in the event of a change in control. At June 30, 2022, a $0.10 increase in our stock price would have resulted in an approximate $0.2 million increase in the Black Scholes fair value of Warrant A.

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

Legal Matters

From time to time, we are involved in litigation incidental to the conduct of our business. These matters may relate to employment and labor claims, patent and intellectual property claims, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations. When applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations. We expense defense as incurred. Defense costs, when incurred, are included in selling, general and administrative expense.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14. FAILURE TO COMPLY WITH NASDAQ LISTING REQUIREMENTS

On September 15, 2021, we received a notification letter from The Nasdaq Stock Market LLC (Nasdaq) indicating that we have failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum bid price of $1.00. To regain compliance with this listing rule, the closing bid price of our common stock has to be at least $1.00 for a period of Nasdaq’s discretion, of at least 10, but not to exceed 20, consecutive business days. As of the date of this filing, we have not regained compliance with the minimum bid price requirement, however, we were eligible for and obtained from Nasdaq an additional 180-day compliance period, which extends through September 12, 2022. We are committed to taking actions that would enable us to regain compliance, including, if necessary, completing a reverse split of our common stock to increase its share price above the $1.00 minimum bid price. On July 14, 2022, our shareholders approved amendments to our articles of incorporation that would effect a reverse stock split, pursuant to which either five, ten, fifteen, twenty, or twenty-five outstanding shares of our common stock would be combined into one share of such stock, and to authorize our board of directors, at its discretion, to select and file one such amendment which would effect the reverse stock split at one of these five reverse split ratios on or before July 14, 2023, if deemed appropriate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021

Revenues of $10.2 million in the second quarter of 2022 increased $2.6 million, or 34.5%, compared to the second quarter of 2021. This year-over-year increase was due to higher core-SRB sales and strong growth from our MGI and Golden Ridge milling operations, offset in part by lower value-added SRB derivative product revenues due to continued production issues.

Gross loss was $0.5 million in the second quarter of 2022, a $0.6 million decrease in gross profit compared to the second quarter of 2021. The decline in gross profit was attributable to lower sales and significant cost overruns for our value-added SRB derivatives business versus a year ago, with profits from our core-SRB business flat with a year ago and lower losses from Golden Ridge offset by a decline in profitability at MGI due to efforts to work around capital improvements.

Selling, general and administrative (SG&A) expenses were $1.7 million in the second quarter of 2022, a 1.6% decline from the second quarter of 2021, as reductions in corporate support headcount and outside professional services were offset in part by higher wage rates and insurance expenses.

We recognized a gain on the involuntary conversion of assets of $0.1 million in the second quarter of 2022, when we finalized our insurance claim for hurricane damage that occurred in August 2020 to our Lake Charles, Louisiana property.

Due to the decline in gross profits, operating losses were $2.0 million in the second quarter of 2022, up from $1.8 million in the second quarter of 2021. In June of 2022, we recognized a $0.4 million charge for the change in the fair value of a warrant liability. As a result of higher operating losses and this charge, net loss in the second quarter of 2022 was $2.6 million, or $0.05 per share, compared to a net loss of $1.9 million, or $0.04 per share, in the second quarter of 2021.

Results of Operations – Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021

Revenues of $20.7 million in the first half of 2022 increased $4.6 million, or 28.2%, compared to the first half of 2021. This year-over-year increase was due to higher core-SRB sales and strong growth from our MGI and Golden Ridge milling operations, offset in part by lower value-added SRB derivative product revenues due to production issues.

The $0.8 million decrease in gross profit in the first half of 2022 compared to the first half of 2021, was primarily attributable to lower gross profits from our value-added SRB derivative products and a modest decline in gross profits from our core-SRB business, offset by lower losses from Golden Ridge and a modest increase in gross profits at MGI.

SG&A expenses were $3.4 million in the first half of 2022, a 7.5% decline from the first half of 2021, as reductions in corporate support headcount and outside professional services were offset in part by higher wage rates and insurance expenses.

We recognized a gain on the involuntary conversion of assets of $0.1 million in the first half of 2022, when we finalized our insurance claim for hurricane damage that occurred in August 2020 to our Lake Charles, Louisiana property.

Operating losses were $3.2 million in the first half of 2022, up from $2.9 million in the first half of 2021, due to lower gross profits. In the first half of 2022, we recognized a $0.6 million charge for the change in the fair value of a warrant liability, and in January 2021, we recognized a $1.8 million gain on extinguishment of our Small Business Administration (SBA) Paycheck Protection Program (PPP) loan (see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the loan). As a result of higher operating losses and these charges, and the nonrecurring gain on the extinguishment of debt in the first half of 2021, net loss in the first half of 2022 was $4.1 million, or $0.08 per share, compared to a net loss of $1.3 million, or $0.03 per share, in the first half of 2021.

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

Liquidity ,Going Concern and Capital Resources

We had $5.1 million in cash and equivalents as of June 30, 2022, a decrease of $0.7 million from $5.8 million on March 31, 2022. During the first half of 2022, we were able to offset higher operating losses and negative working capital management with increased borrowing.

Cash used in operating activities in the first six months of 2022 was $1.7 million, up from $1.4 million in the first six months of 2021, driven principally by higher net losses. Cash used in investing activities consisted of $0.4 million in capital expenditures, primarily for the purchase and installation of capital equipment at our MGI facility offset by $0.1 million in insurance proceeds. Cash from financing activities was $1.3 million, which included the $1.8 million borrowing on a line of credit, offset in part by $0.2 million in net payments on debt and financing agreements and a $0.2 million reduction in borrowing under our factoring facility.

Management believes that despite the multi-year history of operating losses and negative operating cash flows from continuing operations, there is no substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements included in this Quarterly Report are issued. Factors alleviating this concern include the reduction in historical operating losses beginning in 2021, $5.1 million in cash and cash equivalents as of June 30, 2022, and our ability to procure additional capital if needed through a variety of sources.

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

Recent Accounting Pronouncements

See Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. As of June 30, 2022, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2021 Annual Report on Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2022, we issued the securities described below without registration under the Securities Act. The description below does not include issuances that were disclosed previously on Current Reports on Form 8-K. Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended. All issuances below were made without any public solicitation, to a limited number of sophisticated persons and were acquired for investment purposes only.

During the quarter ended June 30, 2022, we issued 6,000 shares of common stock to a service provider, which is not a natural person, as compensation for service provided. The shares were valued at an aggregate of $2,100.

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

Dated: August 11, 2022	RiceBran Technologies

/s/ Peter G. Bradley
Peter G. Bradley
Director and Executive Chairman

/s/ Todd T. Mitchell
Todd T. Mitchell
Chief Financial Officer and Chief Operating Officer