Form 10-Q
period 2022-09-30
RiceBran Technologies
filed 2022-11-03
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, there were 6,242,077 shares of common stock outstanding.

RiceBran Technologies

Index

Form 10-Q

Cautionary Note about Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” concerning our operations, economic performance and financial condition. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue, liquidity or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services, products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. The forward-looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those projected in such forward-looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021. Forward-looking statements speak only as of the date on which they are made, and we disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report.

Unless the context requires otherwise, references to “we,” “us,” “our” and “the Company” refer to RiceBran Technologies and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RiceBran Technologies

Condensed Consolidated Statements of Operations

(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$10,252	$6,909	$31,001	$23,088
Cost of goods sold	10,949	7,185	31,673	22,539
Gross profit (loss)	(697)	(276)	(672)	549
Selling, general and administrative expenses	1,765	1,802	5,165	5,476
Loss (gain) on involuntary conversion of property and equipment	-	(1)	(147)	5
Operating loss	(2,462)	(2,077)	(5,690)	(4,932)
Interest income	7	-	9	1
Interest expense	(152)	(121)	(396)	(353)
Change in fair value of derivative warrant liability	612	-	24	-
Gain on extinguishment of PPP loan	-	-	-	1,792
Other expense	(39)	(18)	(111)	(55)
Other income	-	3	5	3
Loss before income taxes	(2,034)	(2,213)	(6,159)	(3,544)
Income tax expense	(8)	-	(20)	(1)
Net loss	$(2,042)	$(2,213)	$(6,179)	$(3,545)

Loss per common share:
Basic	$(0.38)	$(0.47)	$(1.17)	$(0.77)
Diluted	$(0.38)	$(0.47)	$(1.17)	$(0.77)

Weighted average number of shares outstanding:
Basic	5,332,308	4,745,684	5,290,780	4,631,880
Diluted	5,332,308	4,745,684	5,290,780	4,631,880

See Notes to Unaudited Condensed Consolidated Financial Statement

RiceBran Technologies

Condensed Consolidated Balance Sheets

(Unaudited) (in thousands, except share amounts)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$4,374	$5,825
Accounts receivable, net of allowance for doubtful accounts of $123 and $18	4,995	4,136
Inventories	2,687	2,444
Other current assets	1,148	810
Total current assets	13,204	13,215
Property and equipment, net	14,629	15,444
Operating lease right-of-use assets	1,868	2,127
Intangible assets	411	527
Total assets	$30,112	$31,313

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,450	$826
Commodities payable	1,960	1,702
Accrued salary, wages and benefits	908	787
Accrued expenses	941	683
Operating lease liabilities, current portion	417	382
Due under bank line of credit	1,846	-
Due under factoring agreement, including the Over-advance	4,926	3,379
Due under insurance premium finance agreements	429	128
Finance lease liabilities, current portion	130	86
Long-term debt, current portion	1,333	1,183
Total current liabilities	14,340	9,156
Operating lease liabilities, less current portion	1,613	1,948
Finance lease liabilities, less current portion	357	100
Long-term debt, less current portion	365	1,356
Derivative warrant liability	234	258
Total liabilities	16,909	12,818
Commitments and contingencies
Shareholders' equity:
Preferred stock, 20,000,000 shares authorized: Series G, convertible, 3,000 shares authorized, stated value $150, 150 shares, issued and outstanding	75	75
Common stock, no par value, 15,000,000 shares authorized, 5,242,077 shares and 5,158,967 shares, issued and outstanding	327,166	326,279
Accumulated deficit	(314,038)	(307,859)
Total shareholders' equity	13,203	18,495
Total liabilities and shareholders' equity	$30,112	$31,313

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies

Condensed Consolidated Statements of Cash Flows

(Unaudited) (in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities:
Net loss	$(6,179)	$(3,545)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,575	1,821
Amortization	116	150
Stock and share-based compensation	887	840
Change in fair value derivative warrant liability	(24)	-
Loss (gain) on involuntary conversion of property and equipment	(147)	5
Gain on extinguishment of PPP loan	-	(1,792)
Provision for bad debts	105	13
Other	1	54
Changes in operating assets and liabilities:
Accounts receivable	(964)	(18)
Inventories	(243)	(295)
Accounts payable and accrued expenses	1,094	594
Commodities payable	258	619
Other	(338)	(431)
Net cash used in operating activities	(3,859)	(1,985)
Cash flows from investing activities:
Purchases of property and equipment	(411)	(1,187)
Proceeds from insurance on involuntary conversion	109	638
Net cash used in investing activities	(302)	(549)
Cash flows from financing activities:
Advances on factoring agreement, including the Over-advance	28,964	22,135
Payments on factoring agreement	(27,417)	(21,970)
Advances on bank line of credit	2,725	-
Payments on bank line of credit	(900)	-
Advances on insurance premium finance agreements	928	962
Payments on insurance premium finance agreements	(627)	(677)
Payments on long-term debt and finance lease liabilities	(963)	(534)
Proceeds from issuances of common stock and warrants, net of costs	-	3,372
Proceeds from common stock warrant exercises	-	171
Net cash provided by financing activities	2,710	3,459
Net change in cash and cash equivalents	$(1,451)	$925

Cash and cash equivalents, beginning of period	$5,825	$5,263
Cash and cash equivalents, end of period	4,374	6,188
Net change in cash and cash equivalents	$(1,451)	$925

Supplemental disclosures:
Cash paid for interest	$354	$267
Cash paid for income taxes	$19	$15

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

In August 2022, our board of directors approved a 1 for 10 reverse split of our common stock. Our common stock began trading on a post-split basis on August 26, 2022. All share and per share information has been retrospectively adjusted for all prior periods presented giving retroactive effect to the reverse stock split. Such adjustments include calculations of our weighted average number of shares outstanding and loss per share, as well as disclosures regarding our share-based compensation and warrants.

Certain reclassifications have been made to amounts reported for the prior periods to achieve consistent presentation with the current period. Such reclassifications had no impact on previously reported net loss or shareholders’ equity.

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

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

In June 2016, the Financial Accounting Standards Board (FASB) issued guidance ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which changes the accounting for credit losses for certain instruments, including trade receivables, from an incurred loss method to a current expected loss method. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. The guidance, and subsequent guidance related to the topic, is effective for our annual and interim periods beginning in 2023 and we must adopt the guidance on a modified retrospective approach through cumulative-effect adjustment to retained earnings as of January 1, 2023. Based on the nature of our current receivables and our credit loss history, we do not expect the adoption of the guidance to have a significant impact on our results of operations, financial position, or cash flows.

NOTE 4. CASH AND CASH EQUIVALENTS

As of September 30, 2022, we have $2.7 million of cash and cash equivalents invested in a money market fund with net assets invested in U.S. Dollar denominated money market securities of domestic and foreign issuers, U.S. Government securities and repurchase agreements. We consider all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

We have cash on deposit in excess of federally insured limits at a bank. We do not believe that maintaining substantially all such assets with the bank or investing in a liquid mutual fund represent material risks.

NOTE 5. ACCOUNTS RECEIVABLE AND REVENUES

Amounts billed and due from our customers are classified as accounts receivable on our consolidated balance sheets and require payment on a short-term basis. Invoices are generally issued at the point control transfers and substantially all of our invoices are due within 30 days or less, however certain customers have terms of up to 120 days. For substantially all of our contracts, control of the ordered product(s) transfers at our location. Periodically, we require payment prior to the point in time we recognize revenue. We classify amounts received from customers prior to revenue recognition on a contract as customer prepayments liability on our consolidated balance sheets. We typically apply customer prepayments to an invoice within 30 days of the prepayment. Revenues in the three and nine months ended September 30, 2022 and 2021, include $0.1 million, or less, in unearned revenue as of the end of the prior year.

Our accounts receivable potentially subject us to significant concentrations of credit risk. Revenues and accounts receivable from significant customers (customers with revenue or accounts receivable in excess of 10% of consolidated totals) are stated below as a percent of consolidated totals.

	Customer
	A	B	C	D
% of revenues, three months ended September 30, 2022	15%	5%	11%	-%
% of revenues, three months ended September 30, 2021	21%	7%	-%	9%

% of revenues, nine months ended September 30, 2022	13%	8%	5%	2%
% of revenues, nine months ended September 30, 2021	10%	11%	1%	11%

% of accounts receivable, as of September 30, 2022	13%	7%	17%	-%
% of accounts receivable, as of December 31, 2021	15%	8%	-%	9%

The following table presents revenues by geographic area shipped to (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$9,876	$6,450	$30,034	$21,867
Other countries	376	459	967	1,221
Revenues	$10,252	$6,909	$31,001	$23,088

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6. PROPERTY AND EQUIPMENT

The following table details the components of property and equipment (amounts in thousands).

	September 30,	December 31
	2022	2021	Estimated Useful Lives
Land	$730	$730
Furniture and fixtures	259	265	5	-	10 years
Plant	10,094	10,457	20	-	40 years, or life of lease
Computer and software	450	452	3	-	5 years
Leasehold improvements	1,838	1,828	4	-	15 years, or life of lease
Machinery and equipment	15,598	15,115	5	-	15 years
Property and equipment, cost	28,969	28,847
Less accumulated depreciation	14,340	13,403
Property and equipment, net	$14,629	$15,444

Amounts payable for property and equipment included in accounts payable totaled $0.1 million at September 30, 2022, and $0.2 million at December 31, 2021. Assets not yet in service, included in property and equipment, totaled $1.1 million at September 30, 2022, and $0.9 million at December 31, 2021.

NOTE 7. LEASES

The components of lease expense and cash flows from leases (in thousands) follow.

	Three Months Ended September 30,		Nine Months Ended Setepmber 30,
	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of use assets, included in cost of goods sold	$20	$24	$59	$67
Interest on lease liabilities	6	2	11	8
Operating lease cost, included in selling, general and administrative expenses:
Fixed leases cost	129	129	387	387
Variable lease cost	39	37	125	112
Short-term lease cost	41	21	62	60
Total lease cost	$235	$213	$644	$634

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$6	$2	$11	$8
Operating cash flows from operating leases	$129	$129	$387	$387
Financing cash flows from finance leases	$22	$23	$68	$73

As of September 30, 2022, variable lease payments do not depend on a rate or index. As of September 30, 2022, and December 31, 2021, property and equipment, net, includes $0.6 million and $0.2 million of finance lease right-of-use-assets, with an original cost of $0.9 million as of September 30, 2022, and $0.5 million as of December 31, 2021. During the three months and nine months ended September 30, 2022, we financed the purchase of $0.1 million and $0.3 million of property and equipment in noncash finance lease transactions. During the three months and nine months ended September 30, 2021, we financed the purchase of less than $0.1 million of property and equipment in noncash finance lease transactions.

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2022, we do not believe it is certain that we will exercise any renewal options. The remaining terms of our leases and the discount rates used in the calculation of our lease liabilities as of September 30, 2022, follows.

	Operating Leases			Finance Leases
Remaining leases terms (in years)	1.0	-	10.4	0.4	-	5.0
Weighted average remaining lease terms (in years)		5.7			3.0
Discount rates	6.3%	-	9.0%	2.8%	-	10.4%
Weighted average discount rate		7.8%			8.1%

Maturities of lease liabilities as of September 30, 2022, follows (in thousands).

	Operating	Finance
	Leases	Leases
2022 (three months ended December 31, 2022)	$122	$52
2023	528	158
2024	429	117
2025	440	102
2026	450	100
Thereafter	578	60
Total lease payments	2,547	589
Amounts representing interest	(517)	(102)
Present value of lease obligations	$2,030	$487

NOTE 8. DEBT

We finance certain amounts owed for annual insurance premiums under financing agreements. As of September 30, 2022, amounts due under insurance premium financing agreements are due in monthly installments of principal and interest through March 2023, at interest rates of 3.5% to 3.9% per year.

We borrow under a factoring agreement with a lender (the Lender), which provides a $7.0 million credit facility. We may only borrow to the extent we have qualifying accounts receivable as defined in the agreement. The facility had an initial two-year term and automatically renews for successive annual periods until delivery of a proper termination notice. The facility term has automatically extended to October 2023. We paid a $0.2 million facility fee upon inception of the agreement which amortized to interest expense on a straight-line basis over the two years ending in October 2021. We incur recurring fees under the agreement, including a funding fee of 0.5% above the prime rate, in no event to be less than 5.5%, on any advances and a service fee on average net funds borrowed. The lender has the right to demand repayment of the advances at any time. The Lender has a security interest in our personal property assets.

The Lender advanced us $0.9 million effective September 30, 2022 (the Over-advance), pending restructuring of our mortgage promissory note with the Lender. The Over-advance accrues interest at an annual rate which is the greater of 7.0% above the Lender's prime rate and 10.3% (13.3% at September 30, 2022). The Over-advance is due the earlier of the completion of the restructuring of the mortgage promissory note or December 29, 2022.

Additional information related to our factoring obligation (exclusive of the Over-advance) follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average borrowings outstanding (in thousands)	$3,150	$1,522	$3,036	$1,324
Amortization of debt issuance costs (in thousands)	$-	$23	$-	$68
Interest paid, as a percentage of average outstanding borrowings	1.6%	2.0%	1.4%	5.0%
Fees paid, as a percentage of average outstanding borrowings	1.6%	1.6%	1.2%	5.0%

As of September 30, 2022, we had $1.8 million outstanding under a line of credit with a bank. The borrowing is secured by our cash on deposit with the bank and bears interest at prime (6.3% at September 30, 2022). There are no stipulated repayment terms for the line as long as we maintain sufficient cash collateral. Our borrowings under the line of credit averaged $1.5 million in the three months ended September 30, 2022, and $0.5 million for the nine months ended September 30, 2022.

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

Long-term debt consists of the following (in thousands).

	September 30,	December 31,
	2022	2021
Mortgage promissory note - Originally dated July 2020 and modified in December 2021. As modified, interest accrues at an annual rate which is the greater of 7.0% above the Lender's prime rate and 10.3% (13.3% at September 30, 2022) payable in monthly installments through December 2023. Net of $11 debt issuance costs at September 30, 2022. Face amount $2.5 million. Secured by certain real property in Wynne, Arkansas.	$1,614	$2,469
Progress payment agreement - Dated August 2022. Original principal $37. Interest is payable monthly at the rate of 25.2% per year. Due in November 2022, unless a finance lease is executed with the lender before that date for the related equipment.	37	-
Equipment note - Dated May 2021. Original principal $46. Due in monthly installments through June 2025. Interest accrues at the effective discount rate of 3.6% per year.	27	33
Equipment note - Dated December 2019. Original principal $40. Due in monthly installments through December 2024. Interest accrues at the effective discount rate of 9.3% per year.	20	26
Equipment note - Initially recorded in November 2018, in an acquisition, at the present value of future payments using a discount rate of 4.8% per year. Due in monthly installments through August 2022.	-	11
Total long-term debt, net	$1,698	$2,539

Future principal maturities of long-term debt outstanding as of September 30, 2022, follow (in thousands).

2022 (three months ended December 31, 2022)	$347
2023	1,337
2024	19
2025	5
Principal maturities	1,708
Debt issuance costs	(10)
Total long-term debt, net	$1,698

NOTE 9. EQUITY, SHARE-BASED COMPENSATION AND WARRANTS

In August 2022, our board of directors approved a 1 for 10 reverse split of our common stock. Our common stock began trading on a post-split basis on August 26, 2022. All share and per share information has been retrospectively adjusted for all prior periods presented giving retroactive effect to the reverse stock split. Such adjustments include calculations of our weighted average number of shares outstanding and loss per share, as well as disclosures regarding our share-based compensation and warrants.

On July 14, 2022, shareholders approved a 600,000 share increase in the number of shares of common stock authorized for issuance under our Amended and Restated 2014 Equity Incentive Plan (the 2014 Plan). As of September 30, 2022, 228,201 shares of common stock remained available for issuance under the 2014 Plan.

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of equity activity follows (in thousands, except share amounts).

	Shares
	Preferred		Preferred	Common	Accumulated
	Series G	Common	Stock	Stock	Deficit	Equity
Balance, December 31, 2021	150	5,158,967	$75	$326,279	$(307,859)	$18,495
Common stock awards under equity incentive plans	-	22,475	-	241	-	241
Common stock issued to vendor	-	600	-	5	-	5
Net income	-	-	-	-	(1,516)	(1,516)
Balance, March 31, 2022	150	5,182,042	75	326,525	(309,375)	17,225
Common stock awards under equity incentive plans	-	48,388	-	146	-	146
Common stock issued to vendor	-	600	-	1	-	1
Net loss	-	-	-	-	(2,621)	(2,621)
Balance, June 30, 2022	150	5,231,030	75	326,672	(311,996)	14,751
Common stock awards under equity incentive plans	-		-	492	-	492
Common stock issued to vendor	-	600	-	2	-	2
Other	-	10,447	-	-	-	-
Net loss	-	-	-	-	(2,042)	(2,042)
Balance, September 30, 2022	150	5,242,077	$75	$327,166	$(314,038)	$13,203

	Shares
	Preferred		Preferred	Common	Accumulated
	Series G	Common	Stock	Stock	Deficit	Equity
Balance, December 31, 2020	225	4,523,809	$112	$322,218	$(298,910)	$23,420
Common stock awards under equity incentive plans	-	2,994	-	250	-	250
Common stock issued to vendor	-	600	-	3	-	3
Other	-	-	-	(3)	-	(3)
Net income	-	-	-	-	591	591
Balance, March 31, 2021	225	4,527,403	112	322,468	(298,319)	24,261
Common stock awards under equity incentive plans	-	2,964	-	290	-	290
Common stock issued to vendor	-	600	-	5	-	5
Exercise of common stock warrants	-	17,794	-	171	-	171
Other	-	-	-	3	-	3
Net loss	-	-	-	-	(1,923)	(1,923)
Balance, June 30, 2021	225	4,548,761	112	322,937	(300,242)	22,807
Common stock awards under equity incentive plans	-	38,978	-	287	-	287
Common stock issued to vendor	-	600	-	5	-	5
Sale of common stock and common stock warrants, net of costs	-	3,062,395	-	2,725	-	2,725
Exercise of common stock warrant	-	1,500,000	-	-	-	-
Conversion of preferred stock into common stock	(75)	71,174	(37)	37	-	-
Net loss	-	-	-	-	(2,213)	(2,213)
Balance, September 30, 2021	150	9,221,908	$75	$325,991	$(302,455)	$23,611

Share-based compensation by type of award follows (in thousands).

		Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022
Stock options	$28	$21	$29
Restricted stock units	464	125	212
Compensation expense related to common stock awards issued under equity incentive plan	$492	$146	$241

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

Options

In the three months ended September 30, 2022, holders forfeited options for the purchase of up to 2,901 shares of common stock (average $19.30 per share exercise price, average 6.9 years remaining life). In the three months ended June 30, 2022, holders forfeited options for the purchase of up to 4,455 shares of common stock (average $21.42 per share exercise price, average 6.8 years remaining life). In the three months ended March 31, 2022, holders forfeited options for the purchase of up to 970 shares of common stock (average $18.48 per share exercise price, average 7.7 years remaining life).

Stock Units

We have outstanding (i) restricted stock units (RSUs) issued under the 2014 Plan to employees and directors and (ii) other stock units (SUs) issued to a service provider. Each RSU and SU represents a contingent right to receive one share of common stock. Summaries of nonvested and vested stock unit and activity follow.

	Restricted Stock Units (Issued under 2014 Plan)			Stock Units Issued to Vendors
	Number of Units	Unrecognized Stock Compensation (in thousands)	Weighted Average Expense Period (Years)	Number of Units	Unrecognized Stock Compensation (in thousands)	Weighted Average Expense Period (Years)
Nonvested at December 31, 2021	126,603	$(658)	0.9	-	$-	-
Granted	37,000	(153)	2.0	-	-	-
Forfeited	(1,000)	7	0.7	-	-	-
Vested with service	(22,475)	-	-	-	-	-
Expensed	-	212	-	-	-	-
Nonvested at March 31, 2022	140,128	(592)	0.9	-	-	-
Impact of Modification:				-	-	-
Before modification	(11,468)	125	-	-	-	-
After modification	11,468	(60)	-	-	-	-
Forfeited	(9,454)	55	-	-	-	-
Vested with Service	(34,404)	-	-	-	-	-
Expensed	-	125	-	-	-	-
Nonvested at June 30, 2022	96,270	(347)	0.9	-	-	-
Granted	402,276	(1,458)	2.8	38,968	(65)	3.0
Vested with Service	(63,607)	-	-	-	-	-
Expensed	-	464	-	-	-	-
Nonvested at September 30, 2022	434,939	$(1,341)	2.5	38,968	$(65)	3.0

Number of RSUs
Vested at December 31, 2021	86,505
Vested with service	22,475
Issued at vesting	(22,475)
Vested at March 31, 2022	86,505
Vested with service	34,404
Issued at termination of service	(48,386)
Vested at June 30, 2022	72,523
Vested with service	63,607
Vested at September 30, 2022	136,130

As of September 30, 2022, issuance of 136,130 shares of common stock subject to the vested RSUs is deferred to the date the holder is no longer providing service to our company.

In the three months ended September 30, 2022, we issued the following under the 2014 Plan:

●

278,151 RSUs, the issuance of which was subject to shareholder approval of the increase in the shares of common stock authorized for issuance under the 2014 Plan. The RSUs vest over an average of forty-nine months from the July 14, 2022, grant date.

●	65,790 RSUs to our directors which vest on July 14, 2023, or one day prior to the next annual meeting of our shareholders.
●	19,003 RSUs to our directors on July 14, 2022, which were immediately vested, in lieu of paying board fees in cash for the quarter ended June 30, 2022.

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

●	30,279 RSUs to our directors on September 30, 2022, which were immediately vested, in lieu of paying board fees in cash for the quarter ended September 30, 2022.
●	9,053 RSUs to employees. The RSUs vest over an average of 8 months from the date of grant.

We issued 38,968 SUs to a service provider in September 2022 and an additional 121,032 SUs in November 2022, which the service provider elected to purchase with a $0.2 million cash signing fee. The SUs vest in three annual installments ending in September 2025, and we are expensing the fair value of the SUs over three years. The service provider may also earn performance-based cash compensation beginning October 1, 2022, if certain performance criteria are met. The performance compensation will be paid quarterly in an amount of cash which may then be used to purchase, at the election of the service provider, a number of fully vested SUs equal to (a) the performance compensation, divided by (b) the volume weighted average closing price of our common stock over the 90 consecutive trading days ending on the last day of the applicable performance period. The aggregate number of SUs purchased by the service provider, including the initial 38,968 units and 121,032 units  may not exceed 1,000,000.

In April 2022, we modified 11,468 RSUs held by resigning directors such that the awards vested on the date of their termination of service. Prior to the modification, the resigning directors would have forfeited the unvested RSUs on the date of the resignations. As a result of the modifications, we adjusted cumulative expense on the RSUs to equal the fair value of the awards on the date of the April 28, 2022, modification ($5.20 per unit), in accordance with applicable accounting guidance.

In the three months ended June 30, 2022, we issued a total of 48,386 shares of common stock pursuant to the terms of vested RSUs, which included the 11,468 modified RSUs discussed in the preceding paragraph. Issuance of the shares of common stock subject to these RSUs was deferred to the date the holder was no longer providing service to our company. In the three months ended March 31, 2022, we issued a total of 22,475 shares of common stock upon the vesting of RSUs.

Warrants

In the three months ended September 30, 2022, warrants for the purchase of up to 25,000 shares of common stock ($9.60 per share exercise price) expired and as further discussed in Note 12, the exercise price of an outstanding liability warrant (Warrant A) for the purchase of up to 230,769 shares adjusted to $2.72 per share from $10.00 per share. In the three months ended March 31, 2022, warrants for the purchase of up to 614,298 shares of common stock ($9.60 per share exercise price) expired.

Subsequent Offering

In October 2022, we issued and sold 675,000 shares of our common stock for $1.50 per share and prefunded warrants (the Prefunded Warrants) exercisable into 325,000 shares of our common stock for $1.4999 per warrant, in a registered direct offering.  The Prefunded Warrants had an exercise price of $0.0001 per share and were exercised in full after the offering. In a concurrent private placement, we issued and sold warrants for the purchase up to 2,000,000 shares of our common stock at an exercise price of $1.60 per share, which are exercisable April 20, 2023, and expire October 20, 2025. The net proceeds from the offering totaled $1.2 million, after deducting placement agent fees and other cash offering expenses of $0.3 million. We determined the exercise price of the Prefunded Warrants was nominal and, as such, we will consider the shares underlying those warrants to be outstanding effective October 20, 2022, for the purposes of calculating basic EPS. We intend to use the net proceeds from the offering for general corporate purposes, which may include funding capital expenditures, working capital and repaying indebtedness.

In addition, we issued warrants for the purchase of up to 63,000 shares of our common stock to the placement agent at an exercise price of $1.875 per share, which expire October 20, 2027.

NOTE 10. INCOME TAXES

Our tax expense for the three and nine months ended September 30, 2022 and 2021, differs from the tax expense computed by applying the U.S. statutory tax rate to net loss from continuing operations before income taxes as no tax benefits were recorded for tax losses generated in the U.S. As of September 30, 2022, we had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards. We provided a full valuation allowance against our deferred tax assets as future realization of such assets is not more likely than not to occur.

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

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

We calculate diluted EPS by dividing the net income attributable to RiceBran Technologies common shareholders by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the impact of assumed exercises and conversions is dilutive. We calculate the dilutive effects of outstanding options, warrants, and nonvested stock units that vest solely on the basis of a service condition are calculated using the treasury stock method. We calculate the dilutive effects of the outstanding preferred stock using the if-converted method.

Reconciliations of the numerators and denominators in the EPS computations follow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NUMERATOR (in thousands):
Numerator for basic and diluted EPS - net loss	$(2,042)	$(2,213)	$(6,179)	$(3,545)

DENOMINATOR:
Weighted average number of shares of shares of common stock outstanding	5,235,005	4,662,004	5,203,504	4,575,587
Weighted average number of shares of common stock underlying vested RSUs	97,303	83,680	87,276	56,293
Denominator for basic and diluted EPS - weighted average number of shares outstanding	5,332,308	4,745,684	5,290,780	4,631,880

No effects of potentially dilutive securities outstanding were included in the calculation of diluted EPS for the three and nine months ended September 30, 2022 and 2021, because to do so would be antidilutive as a result of our net loss. Potentially dilutive securities outstanding during the three and nine months ended September 30, 2022 and 2021, included our outstanding convertible preferred stock, options, warrants and nonvested stock units.

NOTE 12. FAIR VALUE MEASUREMENTS

The fair value of cash and cash equivalents, accounts and other receivables, accounts payable and commodities payable approximates their carrying value due to shorter maturities. As of September 30, 2022, the fair values of our operating lease liabilities were approximately $0.5 million lower than their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements). As of September 30, 2022, the fair values of our debt and finance lease liabilities approximated their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements).

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

	Level 1	Level 2	Level 3	Total

Total liabilities at fair value as of September 30, 2022 - Derivative warrant liability	$-	$-	$234	$234
Total liabilities at fair value as of December 31, 2021 - Derivative warrant liability	$-	$-	$258	$258
Total liabilities at fair value as of September 30, 2021 - Derivative warrant liability	$-	$-	$647	$647

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
Three months ended September 30, 2022
Total Level 3 fair value - Derivative warrant liability	$846	$612	$-	$-	$234	$612
Nine months ended September 30, 2022:
Total Level 3 fair value - Derivative warrant liability	$258	$24	$-	$-	$234	$24

Three and nine months ended September 30, 2021
Total Level 3 fair value - Derivative warrant liability	$-	$-	$647	$-	$647	$-

The derivative warrant liability relates to a warrant issued in September 2021, for the purchase of up to 230,769 shares of common stock (Warrant A). The current $2.72 per share exercise price of Warrant A is subject to adjustment in September 2023 to 110% of the 5-day volume weighted average price of our common stock, if that price is less than the than $2.72 per share. The initial $10.00 per share exercise price of Warrant A adjusted in September 2022 to $2.72 per share. We classify Warrant A in our consolidated balance sheets as derivative warrant liability because the holder may elect cash settlement of this warrant in the event of a change of control. We estimated the fair value of Warrant A as of September 30, 2022, using the Black-Scholes value of a warrant with an exercise price of $2.72 per share. We estimated the fair value of Warrant A as of and December 31, 2021, using the Black-Scholes value of a warrant with an exercise price of $10.00 per share. The changes in the estimated fair value of Warrant A are included in other income (loss) in our consolidated statements of operations. The assumptions used in valuing Warrant A follow.

	September 30, 2022	December 31, 2021
Assumed volatility	88.3%	69.5%
Assumed risk free interest rate	3.2%	0.8%
Expected life of options (in years)	4.0	4.8
Expected dividends	-	-

The fair value of Warrant A approximates the cash settlement the holder could elect to be paid in the event of a change in control. At September 30, 2022, an $0.18 (approximate 10%) increase in our stock price would have resulted in an approximate $32 thousand increase in the Black Scholes fair value of Warrant A.

NOTE 13. COMMITMENTS AND CONTINGENCIES

PPP Audit Contingency

In April 2020, we received $1.8 million on a Small Business Administration (SBA) Payroll Protection Program (PPP) loan as provided for in the Coronavirus Aid, Relief and Economic Security Act, enacted into U.S. law in March 2020. Under certain conditions, the loan and accrued interest were forgivable, if we used the loan proceeds for maintaining workforce levels. We used the loan proceeds for maintaining workforce levels and the SBA forgave the entire loan, and related accrued interest in January 2021. The SBA may audit any PPP loan at its discretion through January 2027, six years after the date the SBA forgave the loan. The SBA may review any or all of the following when auditing a PPP loan: whether the borrower qualified for the PPP loan, whether the PPP loan amount was appropriately calculated and the proceeds used for allowable purposes, and whether the loan forgiveness amount was appropriately determined. The SBA could deem us ineligible for the PPP loan received in 2020 upon audit by the SBA. We believe the SBA’s stated intention is to focus its reviews on borrowers with loans greater than $2 million, thereby mitigating our future risk of an audit. The SBA continues to develop and issue new and updated guidance regarding required borrower certifications and requirements for forgiveness of loans made under the program.

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

NOTE 14. FAILURE TO COMPLY WITH NASDAQ LISTING REQUIREMENTS

On September 15, 2021, we received a notification letter from The Nasdaq Stock Market LLC (Nasdaq) indicating that we have failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum bid price of $1.00. To regain compliance with this listing rule, the closing bid price of our common stock had to be at least $1.00 for a period of Nasdaq’s discretion, of at least 10, but not to exceed 20, consecutive business days. On September 12, 2022, Nasdaq notified us that we had regained compliance with the minimum bid price requirement and the matter was closed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021

Revenues of $10.3 million in the third quarter of 2022 increased $3.3 million, or 48.3%, compared to the third quarter of 2021. This year-over-year increase was due to higher core-SRB sales and strong growth from our MGI and Golden Ridge milling operations.

Gross loss was $0.7 million in the third quarter of 2022, a $0.4 million increase in gross loss compared to the third quarter of 2021. The increase in gross loss was attributable to lower sales and cost overruns for our value-added SRB derivatives business and higher gross losses at our Golden Ridge milling operation versus a year ago, offset in part by improved profitability from our core-SRB business and MGI milling operation.

Selling, general and administrative (SG&A) expenses were $1.8 million in the third quarter of 2022 and the third quarter of 2021 as reductions in corporate support headcount and outside professional services were offset in part by higher wage rates and higher contract employee expense, as well as a double-digit increase in insurance premiums.

Due to the increase in gross losses, operating losses were $2.5 million in the third quarter of 2022, up from $2.1 million in the third quarter of 2021. In the third quarter of 2022, we recognized a $0.6 million gain for the change in the fair value of a warrant liability. As a result of higher operating losses being offset by this gain, net loss in the third quarter of 2022 was $2.0 million, or $0.38 per share, compared to a net loss of $2.2 million, or $0.47 per share, in the third quarter of 2021.

Results of Operations – Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021

Revenues of $31.0 million in the first nine months of 2022 increased $8.0 million, or 34.7%, compared to the nine months of 2021. This year-over-year increase was due to higher core-SRB sales and strong growth from our MGI and Golden Ridge milling operations, offset in part by lower value-added SRB derivative product revenues due to production issues in the second quarter of 2022.

The $1.2 million decrease in gross profit in the first nine months of 2022, compared to the first nine months of 2021, was primarily attributable to lower gross profits from our value-added SRB derivative products and a modest increase in gross losses from Golden Ridge, offset in part by a modest increase in gross profits for our core-SRB business and MGI.

SG&A expenses of $5.2 million in the first nine months of 2022 decreased $0.3 million, or 5.7%, compared to the first nine months of 2021, as reductions in corporate support headcount and outside professional services were offset in part by higher wage rates and insurance premiums.

We recognized a gain on the involuntary conversion of assets of $0.1 million in the first nine months of 2022, when we finalized our insurance claim for hurricane damage that occurred in August 2020 to our Lake Charles, Louisiana property.

Operating losses were $5.7 million in the first nine months of 2022, up from $5.0 million in the first nine months of 2021, due to lower gross profits. In January 2021, we recognized a $1.8 million gain on extinguishment of our Small Business Administration (SBA) Paycheck Protection Program (PPP) loan (see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the loan). As a result of higher operating losses, lower SG&A, the impact of the gain on involuntary conversion of assets and the nonrecurring gain on the extinguishment of debt in the first nine months of 2021, net loss in the first nine months of 2022 was $6.2 million, or $1.17 per share, compared to a net loss of $3.5 million, or $0.38 per share, in the first nine months of 2021.

Liquidity, Going Concern and Capital Resources

We had $4.4 million in cash and equivalents as of September 30, 2022, a decrease of $1.5 million from $5.8 million on December 31, 2021. During the first nine months of 2022, we were able to offset higher operating losses with increased borrowing.

Cash used in operating activities in the first nine months of 2022 was $3.9 million, up from $2.0 million in the first nine months of 2021, driven principally by higher net losses. Cash used in investing activities in the 2022 period consisted of $0.4 million in capital expenditures, primarily for the purchase and installation of capital equipment at our MGI facility offset by $0.1 million in insurance proceeds. Cash from financing activities in the 2022 period was $2.7 million, which included the $1.8 million net borrowings on a line of credit and a $0.9 million over-advance on our factoring facility (see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of the over-advance).

Management believes that despite the multi-year history of operating losses and negative operating cash flows from continuing operations, there is no substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements included in this Quarterly Report are issued. Factors alleviating this concern include $4.4 million in cash and cash equivalents as of September 30, 2022, and our ability to procure additional capital if needed through a variety of sources. Most notably, subsequent to the end of the third quarter of 2022, we were able to raise approximately $1.2 million, net of costs, through a direct placement of our common stock, and common stock equivalents, and in late September 2022, we received a $0.9 million over-advance on our factoring facility, pending a restructuring of our mortgage promissory note secured by our real property in Wynne, Arkansas.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. As of September 30, 2022, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2021 Annual Report on Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2022, we issued the securities described below without registration under the Securities Act. The description below does not include issuances that we disclosed previously on Current Reports on Form 8-K. Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the Securities Act). We made the issuance below without any public solicitation, to a limited number of sophisticated persons and were acquired for investment purposes only.

On September 30, 2022, we issued 600 shares of common stock to a service provider, which is not a natural person, as compensation for service provided. The shares were valued at an aggregate of $2,100.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Item 3.02 Unregistered Sales of Equity Securities

On November 1, 2022, we amended the terms of our engagement of Gander Foods, LLC, a New Jersey limited liability company (the Operator), to perform services in connection with our rice milling operations and those of Golden Ridge Rice Mills, Inc., our wholly owned subsidiary. The engagement was described in our Current Report on Form 8-K filed on September 29, 2022 (the Original 8-K).

As amended, the Operator’s initial cash compensation of $200,000 (the Initial Compensation) will be used by the Operator to purchase an aggregate of 160,000 (rather than 38,968) unvested restricted stock units (SUs), each representing the contingent right to receive one share of our common stock. All other terms of the engagement remain the same and are unchanged, and the total amount of SUs that may be purchased by the Operator with the Initial Compensation or the Performance Compensation (as defined in the Original 8-K) may still not exceed 1,000,000.

The SUs are being offered and sold in a private placement to an eligible investor pursuant to Section 4(a)(2) of the Securities Act. The SUs and underlying shares of our common stock have not been registered under the Securities Act, or the securities laws of any other jurisdiction, and may not be offered or sold in the United States absent registration under or an applicable exemption from registration under the Securities Act and any applicable state securities laws.

Item 6. Exhibits

The following exhibits are attached hereto and filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Here-with
3.1	Certificate of Amendment of Articles of Incorporation as field with the California Secretary of State effective August 25, 2022	8-K	001-36245	3.1	August 25, 2022
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS (1)	Inline XBRL Instance Document					X
101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF (1)	Inline XBRL Taxonomy Extension Calculation Definition Linkbase Document					X
101.LAB (1)	Inline XBRL Taxonomy Extension Calculation Label Linkbase Document					X
101.PRE (1)	Inline XBRL Taxonomy Extension Calculation Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: November 3, 2022	RiceBran Technologies

/s/ Peter G. Bradley
Peter G. Bradley
Director and Executive Chairman

/s/ Todd T. Mitchell
Todd T. Mitchell
Chief Financial Officer and Chief Operating Officer