Form 10-K
period 2022-12-31
RiceBran Technologies
filed 2023-03-16
CIK 1063537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of our common stock held by non-affiliates was $34.3 million calculated by using the closing price of the common stock on such date on NASDAQ Capital Market of $6.70 per share.

As of March 16, 2023, there were 6,384,334 shares of our common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for its annual meeting of shareholders, which Definitive Proxy Statement will be filed with the Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm PCAOB ID:	49	Auditor Name:	RSM US LLP	Auditor Location:	Houston, Texas

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

PART I

ITEM 1. BUSINESS

Overview

Our Company

We are a specialty ingredient and milling company that produces nutritional and functional ingredients derived from rice and other small and ancient grains for the nutraceutical, healthy food, companion animal and equine feed categories. Notably, we are a market leader in North America in converting raw rice bran into stabilized rice bran (SRB) and high value SRB derivative products including:

●	RiBalance, a complete rice bran nutritional package derived from further processing SRB;
●	RiSolubles, a highly nutritious, carbohydrate and lipid rich fraction of RiBalance;
●	RiFiber, a protein and fiber rich insoluble derivative of RiBalance; and
●	our family of ProRyza products, which includes derivatives composed of protein and protein/fiber blends.

We have developed our products by optimizing proprietary processes. Our products are healthy, natural, and non-genetically modified ingredients that are hypoallergenic and gluten free for use in baked goods, cereals, coatings, health foods, high-end animal nutrition, and animal health. Our customer include food and animal nutrition manufacturers, wholesalers and retailers, both domestic and international.

We incorporated under the laws of the State of California in 2000. From July 2003 until October 2012, our corporate name was “NutraCea.” In October 2012, we changed our name to “RiceBran Technologies”. In 2018, we moved our corporate headquarters to Texas, from Arizona.

We produce SRB at four locations: two raw rice bran stabilization facilities located within supplier-owned rice mills in Arbuckle and West Sacramento, California, one company-owned rice bran stabilization facility in Mermentau, Louisiana, and our wholly owned rice mill in Wynne, Arkansas.

We further process SRB into high-value SRB derivatives at our Dillon, Montana facility using proprietary equipment and technology. Our primary products include: RiSolubles, RiFiber, RiBalance, in both organic and conventional formats, and our ProRyza family of products.

We own and operate two specialty mills: a rice mill and bran stabilization facility in Wynne, Arkansas operated be Golden Ridge Rice Mills, Inc. (Golden Ridge), acquired in 2018; and a grain mill and processing facility in East Grand Forks, Minnesota operated by MGI Grain, Incorporated (MGI), acquired in 2019.

Stabilized RiceBran (SRB)

As the leading supplier of SRB, we believe our greatest market opportunities are in the food ingredient and animal nutrition markets. Nutritionally balanced, minimally processed, gluten free, non-GMO and clean-label food and animal feed ingredients are in high demand, and we are strategically positioned to take advantage of this growing and sustainable market opportunity.

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

Rice Bran

Rice is the staple food for over half of the world’s population, especially in some of the world’s most populous countries. Asia accounts for roughly 90% of global rice production and China is the world’s number one rice producer. Globally, the United States ranks 12th in rice production with approximately 1% of the global total.

After harvest, individual rice kernels are stored in common receiving locations such as farm silos for future delivery to grain dryers or area rice mills. At this stage, large quantities of individual rice kernels are collectively called “paddy rice,” or “rough” rice. In this form, the rice kernel is fully enveloped by the rice hull, which serves as a protective cover, shielding the inner rice kernel from damage.

After storage and drying, paddy rice is cleaned of foreign material (scalping, de-stoning and aspiration). The paddy husker then uses differential speed rubber rollers to remove the hulls from rough rice. Aspiration carries off the loosened hulls, and the normal brown rice kernels (caryopsis) are separated from the unhusked kernels which are returned to the paddy husker.

Once husked, the outer brown layers of bran are removed from the inner white starch endosperm by an abrasive or frictional milling process producing a milled white rice kernel. After milling, white rice is typically sorted by size to remove broken kernels from whole kernels, and by color to remove discolored kernels. Further processing may also be used to polish the white rice for a smooth surface.

Raw rice bran collected from the milling process is composed of rice germ and several sub-layers (pericarp, testa, nucellus and aleurone) surrounding the white starchy endosperm. Commercial rice bran makes up approximately 10% of rough rice by weight. Rice germ, an especially nutrient rich material, makes up approximately 10% of commercial rice bran by weight.

In the milling process the oils present in raw rice bran come into contact with native lipase enzymes that are naturally present in the rice kernel which initiate a rapid enzymatic hydrolysis of the oil, converting oils (triglycerides) into monoglycerides, diglycerides and free fatty acids (FFA). As the FFA content builds in raw rice bran, the bran becomes unpalatable and off flavors (rancidity) develop.

If left unchecked, enzymatic degradation at room temperatures can increase the FFA levels to 5-8% within 24 hours continuing at a rate of approximately 4-5% per day thereafter. Rice bran stabilization deactivates the native enzymes to prevent the increase of FFA otherwise caused by lipase enzyme activity. Proper stabilization is critical in the preservation of the nutritional value of the bran.

Historically, there have been a number of attempts to develop rice bran stabilization techniques, including the use of chemicals, microwave heating or variations of existing extrusion technology. Many of these approaches have had limited success in part because they have produced rice bran with limited shelf life or with significant degradation of nutrients.

Rice Bran Stabilization

We stabilize rice bran with proprietary processes to create a combination of temperature, pressure and other conditions necessary to thoroughly deactivate enzymes without significantly damaging the structure or nutrient content of the raw rice bran, leaving the higher value compounds in bran, such as oils, proteins and phytonutrients undamaged and are available for utilization.

Our stabilizers are located in close proximity to the rice mills where we source raw bran so that the raw bran can be delivered quickly. We maintain exact process conditions within a prescribed pressure/temperature regime and have the ability to purge our equipment of material in the event of power failure or interruption of the flow of fresh bran into the system.

Once stabilized, SRB leaving our system is then discharged onto cooling units specifically designed to control air pressure and humidity. Once cooled, SRB can be loaded into bulk hopper trucks for large volume customers or sent by pneumatic conveyor to a bagging unit for packaging into various size bags or 2,000-pound sacks.

We operate stabilizers of our own design which we believe offer certain advantages. Each stabilizer processes approximately 2,000 pounds of bran per hour and has a capacity to produce over 7,200 tons of SRB per year. Stabilization production capacity can be doubled, tripled or further multiplied by installing additional units sharing a common conveyor and stage system.

SRB can be further processed to produce fractions enriched in one or more macronutrients, including proteins, fibers, lipids and micronutrients such as vitamins, minerals and phytosterols, among others. In these processes, SRB is put into an aqueous slurry, treated with one or more enzymes, centrifugally separated and the fractions are dried.

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

Specialty Milling

Rice Mill

Our Golden Ridge rice mill and bran stabilization facility is located on nearly 32 acres in Wynne, Arkansas. Golden Ridge provides a presence in the largest rice-producing state and a cost-efficient source of SRB close to customers in the Midwest and Eastern U.S. Golden Ridge produces U.S. No. 1 and U.S. No. 2 Grade U.S. premium long and medium white rice milled to USDA standards. Golden Ridge adheres to standard operating procedures and passed all the prerequisite audits required to meet Good Manufacturing Practice (GMP) standards and Safe Quality Food (SQF) certifications.

Barley and Oats Mill

Our MGI grain mill and processing facility in East Grand Forks, Minnesota specializes in processing barley, oats, and mustard. MGI provides us a presence in a key production region in the U.S. and a complimentary portfolio of ingredients purchased by substantially the same buyers as our rice products. MGI’s facility is an American Institute of Baking (AIB) certified barley pearling facility, Hazard Analysis Critical Control Point (HACCP) and SQF certified.

Intellectual Property

Our stabilization processes are an adaptation of standard food processing technology applied to rice bran. We have chosen to treat our methods and processes as a trade secret and not to pursue process or process equipment patents on the original processes. As we develop improvements, we intend to periodically review whether we should seek patent protection for them. We believe that certain unique products, and their biological effects, resulting from our SRB may be patentable in the future.

Market Opportunity

There is an expanding market for minimally processed plant-based ingredients that provide dense and balanced nutrition as well as high functionality while being non-GMO, gluten and allergen free. Regulatory requirements to add front-of-label warnings on food items and increasing demand from consumers for less processed ingredients is driving a shift to cleaner ingredients. We anticipate further adoption of our ingredients by food companies as a result, with a corresponding transition among high-end animal nutrition companies.

Our Customers

We use internal sales staff, outside independent sales representatives and third-party distributors to market our portfolio of products to customers domestically and internationally. In 2022 and 2021, three customers accounted for 29.2% and 32.4% of our revenues. We continue to focus efforts on diversification of our customer base to mitigate the concentration of customers.

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

In both our U.S. and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints exist at the federal, state and local levels in the U.S., and at all levels of government in foreign jurisdictions, including to the formulation, manufacturing, packaging, labeling, distribution, sale and storage of our products. We are also subject to regulations regarding product claims and advertising.

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by one or more federal agencies, including the Food & Drug Administration (FDA), the Federal Trade Commission (FTC) and the USDA. We are also regulated by various states and local agencies where our products are manufactured and/or sold, as well as a host of agencies outside the U.S. Among other matters, the FDA and FTC are concerned with product safety and claims made with respect to a product’s ability to provide health-related benefits. The FDA, under the Federal Food, Drug and Cosmetic Act (FDCA), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of food and food ingredients, while the FTC regulates their advertising.

Federal agencies, including the FDA and the FTC, have a variety of enforcement remedies, including investigations, issuing warning letters and cease-and-desist orders, requiring corrective labeling or advertising, requiring consumer redress such as requiring that a company offer to repurchase products previously sold, seeking injunctive relief or product seizures, imposing civil penalties or commencing criminal prosecution. Certain state agencies have similar authority. These federal and state agencies have in the past used these remedies in regulating participants in the food and food ingredient industries, including the imposition of civil penalties.

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

Competition

Recently, we have seen increased competition from companies that have invested significant resources to develop technologies for stabilizing and processing rice bran. We believe that we have proprietary technologies and processes for stabilizing rice bran, as well as significant brand recognition in the animal feed and food ingredient sectors both domestically and internationally. We also believe that we have industry-leading manufacturing facilities. However, we believe that increased competition negatively impacted our financial results in 2022 and is likely to continue to impact us negatively in the foreseeable future.

We are also aware of several new producers of rice-based animal nutrition and food ingredient products in the United States, Europe and Asia. We believe that our major competitors include producers of isolated soy protein, wheat bran and oat bran, particularly in the food ingredients market segment. We compete with other companies that offer products incorporating SRB as well as companies that offer other food ingredients. Many consumers may consider such products to be a replacement for our products.

Human Capital

We employ a skilled workforce within a broad range of functions. As of December 31, 2022, we had 94 employees. Our employees are located throughout the United States to serve our business operations. From year to year, we experience normal variable labor fluctuation at our production facilities.

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

Our net cash used in operating activities was $3.9 million in 2022 and $4.2 million in 2021. We may not be able to achieve revenue growth, profitability or positive cash flow, on either a quarterly or annual basis, and that profitability, if achieved, may not be sustained. If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend, or cease operations, restructure existing operations to attempt to ensure future viability, or pursue other alternatives such as pursuing dissolution and liquidation, seeking to merge with another company, selling all or substantially all of our assets or raising additional capital through equity or debt financings.

We have generated significant losses since our inception in 2000, and losses in the future could cause the trading price of our stock to decline or have a material adverse effect on our financial condition, cash flow, and ability to pay our debts as they become due.

Through December 31, 2022, we have incurred an accumulated deficit in excess of $316 million. We may not be able to achieve profitability or maintain profitable operations if achieved. If our losses continue, our liquidity may continue to be severely impaired, our stock price may fall and our shareholders may lose all or a significant portion of their investment. If we are not able to attain profitability in the near future our financial condition could deteriorate further which could have a material adverse impact on our business and prospects and result in a significant or complete loss of shareholder investment. Further, we may be unable to pay our debt obligations as they become due, which include obligations to secured creditors.

We may need to raise additional funds in the future to achieve our business objectives and to satisfy our cash obligations, which would dilute the ownership of our existing shareholders and possibly subordinate certain of their rights to the rights of new investors.

We may need to raise additional funds through debt or equity financings to complete our business objectives. We also may choose to raise additional funds in debt or equity financings if they are available to us on reasonable terms to increase our working capital, strengthen our financial position or to make acquisitions. Our board of directors has the ability, without seeking shareholder approval, to issue convertible debt and additional shares of common stock or preferred stock that is convertible into common stock for such consideration as the board of directors may consider sufficient, which may be at a discount to the market price. Any sales of additional equity or convertible debt securities could result in dilution of the equity interests of our existing shareholders, which could be substantial. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our common stock, including repayment of their investment, and possibly additional amounts, before any payments could be made to holders of our common stock in connection with an acquisition of us. Such preferred shares, if authorized, might be granted rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of our common stock. Also, new investors may require that we and certain of our shareholders enter into voting arrangements that give them additional voting control or representation on our board of directors. We have a limited number of authorized and unissued (and unreserved) shares, which limits our ability to raise additional funds through such debt or equity financings. Our shareholders would need to approve any increase in the number of authorized shares. If we determine that such an increase is desirable, it is possible our shareholders will not approve the increase.

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

We received $1.8 million on an SBA Paycheck Protection Program (PPP) loan in April 2020 as provided for in the Coronavirus Aid, Relief and Economic Security Act, enacted into U.S. law in March 2020. The outstanding principal and related accrued interest on our PPP loan were completely forgiven in January 2021. The SBA may audit any PPP loan at its discretion through January 2027, six years after the date the SBA forgave the loan. The SBA may review any or all of the following when auditing a PPP loan: whether the borrower qualified for the PPP loan, whether the PPP loan amount was appropriately calculated and the proceeds used for allowable purposes, and whether the loan forgiveness amount was appropriately determined. We could be deemed ineligible for the PPP loan received in 2020 upon audit by the SBA. We believe the SBA’s stated intention is to focus its reviews on borrowers with loans greater than $2 million, thereby mitigating our future risk of an audit. The SBA continues to develop and issue new and updated guidance regarding required borrower certifications and requirements for forgiveness of loans made under the program.

As of March 16, 2023, we have $2.5 million outstanding on a mortgage promissory note. The note is secured by our real property located in Arkansas. If we fail to make repayment, we would be subject to additional expenses or possible foreclosure on the assets that secure our obligations under the agreement. Such results could have a material adverse effect on our operations and financial condition.

Inflation could adversely impact our ability to control operating expenses and capital costs, increase our level of indebtedness and adversely impact our customer base.

We could be adversely impacted by inflationary pressures in the underlying economy. Most notably, we have a considerable amount of debt for which the interest rate is indexed to market costs of borrowing, which could increase in an inflationary environment. Should our cost of borrowing rise significantly as a result of inflation, we may not be able to service this debt in a timely manner and/or may be forced to default on some of these obligations. Similarly, we have entered into agreements to purchase raw materials and to sell finished goods. Some of the agreements to purchase raw materials are indexed to an underlying commodity price index. Should the cost of raw materials rise faster than we are able to raise the prices of our finished goods, it could have a negative impact on our gross profits which may cause the price of our common stock to decline.

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

Our business plan and strategies are based on certain assumptions regarding the size of the rice, rice bran, barley and oat markets, our anticipated share of these markets, the estimated price and acceptance of our products and other factors. These assumptions are based on our best estimates; however, our assessments may not prove to be correct. Any future success may depend upon factors including changes in governmental regulation, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of rice bran, production, supplies, personnel, equipment, and reduced margins caused by competitive pressures. Many of these factors are beyond our control.

Effects of COVID-19 pandemic and other health epidemics and outbreaks, including economic, regulatory, legal, workforce and cyber security risks, could adversely impact our financial condition, results of operations and cash flows.

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

We have not had, and we do not expect any of our facilities to be closed subject to government-mandated closures, and we have informed our customers that we anticipate operating throughout the COVID-19 outbreak. Disruption in the supply chain of raw materials used to produce our products as a result of the COVID-19 outbreak, has not caused us to close any of our facilities, and to date, our employees have been reporting to work, either remotely or in-person without any material change in attendance or productivity. However, we cannot ensure that the COVID-19 outbreak will not cause disruptions to our business in the future.

We depend on a limited number of customers and their ability to meet their obligations.

In 2022, three customers accounted for 29.2% of revenues and the top ten customers accounted for 54.4% of revenues. As of December 31, 2022, the customers with the highest ten balances accounted for 63.7% of accounts receivable.

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

Our ability to adapt to sudden increases in demand for our ingredient products is limited by an adequate supply of feedstock.

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

Adverse economic, weather, or other conditions may impact the price and supply of our feedstocks.

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

We face competition from producers of bran, grains and other alternative ingredients with similar benefits as our rice brans.

Competition in our targeted industries, including food ingredients, animal feed supplements and companion pet food ingredients is vigorous, with many businesses engaged in the various industries. Many of our competitors have established reputations for successfully developing and marketing their products, including products that incorporate bran from other cereal grains and other alternative ingredients that are widely recognized as providing similar benefits as rice bran. In addition, many of our competitors have greater financial, managerial and technical resources than we do. If we are not successful in competing in these markets, we may not be able to attain our business objectives.

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

The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly in the future. The market price of the common stock may continue to fluctuate in response to a number of factors, including:

●	fluctuations in our quarterly or annual operating results;
●	fluctuations in the cost of raw rice bran or the other feedstocks for our business;
●	developments in our relationships with customers and suppliers;
●	our ability to obtain financing;
●	announcements of new products or product enhancements by us or our competitors;
●	announcements of technological innovations or new systems or enhancements used by us or our competitors;
●	the loss of services of one or more of our executive officers or other key employees;
●	developments in our or our competitors’ intellectual property rights;
●	adverse effects to our operating results due to the impairment of goodwill;
●	failure to meet the expectation of securities analysts or the public;
●	general economic and market conditions;
●	our ability to expand our operations, domestically and internationally;
●	the amount and timing of expenditures related to any expansion;
●	litigation involving us, our industry or both;
●	actual or anticipated changes in expectations by investors or analysts regarding our performance; and
●	price and volume fluctuations in the overall stock market from time to time.

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

As of March 16, 2023, 6,384,334 shares of common stock were outstanding, 2,349,083 shares of common stock were issuable upon exercise of our outstanding stock options and warrants, 14,235 shares of common stock were issuable upon conversion of preferred stock and 682,204 shares of common stock issuable upon vesting of restricted stock units. The possibility that substantial amounts of our common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. The issuance of the additional shares upon an increase in our authorized shares of common stock would significantly increase the amount of our common stock outstanding and the amount of the equity overhang.

The authorization and issuance of preferred stock may have an adverse effect on the rights of holders of our common stock.

Our Board, without further action or vote by holders of our common stock, has the right to establish the terms, preference, rights and restrictions and issue shares of preferred stock. Any series of preferred stock could be issued with terms, rights, preferences and restrictions that could adversely affect the rights of holders of our common stock and thereby reduce the value of our common stock. The designation and issuance of preferred stock favorable to current management or shareholders could make it more difficult to gain control of our board of directors or remove our current management and may be used to defeat hostile bids for control which might provide shareholders with premiums for their shares. We have designated and issued five series of preferred stock that no longer remain outstanding. In addition, in February 2017, we designated a seventh series of preferred stock, Series G. As of March 16, 2023, 150 shares of Series G preferred stock remain outstanding. We may issue additional series of preferred stock in the future.

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

We have numerous ongoing contractual obligations under various purchase, sale, supply, production and other agreements which govern our business operations. While we seek to always comply with these obligations, we may not be able to comply with the terms of all contracts during all periods of time, especially if there are significant changes in market conditions or our financial condition. If we are unable to comply with our material contractual obligations, there likely would be a material adverse effect on our financial condition and results of operations.

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

We are dependent upon information technology for the distribution of information internally and to our customers and suppliers. This information technology is subject to theft, damage or interruption from a variety of sources, including but not limited to malicious computer viruses, security breaches and defects in design. Security breaches may result from employees’ failure to observe internal control protocols designed to protect the security of our network and the information on it, or solely from external intrusion despite our best efforts to protect our network and the information on it. Various measures have been implemented to manage our risks related to information system and network disruptions, but a system failure or breach of these measures could negatively impact our operations and financial results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We use and maintain various facilities for manufacturing, warehousing and distribution. These facilities consist of both owned and leased properties. The following table summarizes the properties used to conduct our operations as of December 31, 2022:

Location	Status	Primary Use
West Sacramento, California	Leased	Warehousing
Mermentau, Louisiana	Owned	Manufacturing
Lake Charles, Louisiana	Building – owned	Warehousing
Lake Charles, Louisiana	Land – leased	Warehousing
Dillon, Montana	Owned	Manufacturing
Wynne, Arkansas	Owned	Manufacturing
East Grand Forks, Minnesota	Owned	Manufacturing

We believe that all our facilities are in good operating condition and the machinery and equipment is well-maintained. We believe the facilities are suitable for their intended purposes and have capacities adequate for current operations.

Our wholly owned rice mill in Wynne, Arkansas, (Golden Ridge), carries a mortgage agreement with a lender pursuant to a promissory note, originally date July 2020, and modified in January 2023 (see Note 9 to the accompanying consolidated financial statements for further discussion of the promissory note).

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on the NASDAQ Capital Market under the symbol “RIBT.” Our CUSIP No. is 762831303.

Holders

As of March 16, 2023, there were approximately 224 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the near future.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2022, we issued the securities described below without registration under the Securities Act. The description below does not include issuances that were disclosed previously on Current Reports on Form 8-K. Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended. All issuances below were made without any public solicitation, to a limited number of sophisticated persons and were acquired for investment purposes only.

On December 31, 2022, we issued 600 shares of common stock to a service provider, that is not a natural person, as compensation for service provided. The shares were valued at an aggregate of $2,100.

Share Repurchases

None

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues were $41.6 million in 2022, an increase of $10.5 million, or 33.7%, compared to $31.1 million in 2021. The increase was due to strong growth from our MGI and Golden Ridge milling operations, as well as growth in core SRB sales, offset in part by lower sales of value-add SRB derivative products. The primary driver of growth for all three of the expanding businesses was higher volumes resulting from improved sales and operations. The decrease in value-add SRB derivative sales stemmed from multiple factors, including increased competition from new market entrants and production issues with our organic products due to poor quality feedstock and the necessity for enzyme changes.

Gross loss was $0.8 million in 2022, compared to gross profit of $0.4 million in 2021. The $1.2 million decrease in gross profit in the was attributable primarily to lower gross profits from our value-added SRB derivative products and, to a lesser extent, lower margins from core SRB sales, offset in part by a significant reduction in gross loss from our specialty milling facilities. Most notably, Golden Ridge generated its first positive operating cash flows from milling operations in the fourth quarter of 2022 following the implementation of our new operating agreement with Gander Foods, LLC, which commenced October 1, 2022.

Selling general and administrative (SG&A) expenses were $6.6 million in 2022, a decline of $0.5 million, or 6.5%, compared to $7.1 million in 2021. The reduction was achieved despite higher wage rates and insurance premiums, due to reductions in director compensation and efforts to drive other efficiencies. We further reduced SG&A by $0.1 million with a sublet of our corporate headquarters. The sublet began in the third quarter of 2022 and ends in the fourth quarter of 2023.

We recognized a gain of $0.1 million in 2022 on the involuntary conversion of assets when we finalized our insurance claim for hurricane damage that occurred in August 2020 to our Lake Charles, Louisiana property. In 2021, we recorded a $3.9 million non-cash, non-tax-deductible impairment charge equal to the entire amount of our goodwill (as discussed further in Note 7 to the accompanying consolidated financial statements).

Operating loss was $7.2 million in 2022, compared to an operating loss of $10.6 million in 2021, as the decline in gross profits were offset by the improvement in SG&A, the gain on involuntary conversion and the impact of the 2021 goodwill impairment.

In 2021, we recognized a $1.8 million gain on extinguishment of our Small Business Administration Paycheck Protection Program loan (see Note 14 to the accompanying consolidated financial statements for further discussion of the loan).

Net loss in 2022 was $7.8 million, or $1.41 per share, compared to a net loss of $8.9 million, or $1.87 per share, in 2021. The $3.3 million decline in operating loss was offset by the $0.2 million change in fair value of derivative liability, the $0.2 million increase in interest and other expense due to higher average outstanding debt, and the impact of the 2021 $1.8 million gain on the PPP loan extinguishment.

Liquidity, Going Concern and Capital Resources

We had $3.9 million in cash and equivalents as of December 31, 2022, a decline of $1.9 million from $5.8 million on December 31, 2021. Cash used in operating activities in 2022 was $3.9 million compared to $4.2 million in 2021, driven principally by an increase in net losses. Cash used in investing activities in 2022 was $0.5 million, which consisted of $0.6 million in capital expenditures offset by $0.1 million in insurance proceeds. Cash from financing activities in the 2022 was $2.5 million, which included $1.3 million from the sale of common stock and warrants, net of cash offering costs, and a $0.9 million over-advance on our factoring facility (see Note 9 to the accompanying consolidated financial statements for further discussion of the over-advance).

Management believes that despite the multi-year history of operating losses and negative operating cash flows from continuing operations, there is no substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements included in this Annual Report are issued. Factors alleviating this concern include $3.9 million in cash and cash equivalents as of December 31, 2022, the recent improvement in profitability of our milling business, and our ability to procure additional capital if needed through a variety of sources, most notably through the disposition, or borrowing against, of one of our owned facilities.

On March 30, 2020, we entered into a sales agreement with respect to an at-the-market (ATM) offering program, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $6.0 million, which we currently have $2.8 million remaining. Under the terms of the securities purchase agreement related to a September 2021 offering, we are prohibited from entering into an agreement to effect any at-the-market issuance until September 13, 2023. Under the terms of the securities purchase agreement related to the October offerings, we are generally prohibited from entering into an agreement to effect an offering of our common stock or common stock equivalents until May 20, 2023, or a variable rate transaction, as defined in the agreement, until October 20, 2023.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 2 to the accompanying consolidated financial statements. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. The following is a description of what we consider to be our most significant critical accounting policies.

Inventories – We state inventories at the lower of cost or net realizable value. We employ a full absorption procedure using standard cost techniques for most of our operations. The standards are customarily reviewed and adjusted so that they are materially consistent with actual purchase and production costs. We make provisions for potentially obsolete or slow-moving inventory based upon our analysis of inventory levels, historical obsolescence and future sales forecasts. We write-off inventory determined to be obsolete immediately.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation. We compute depreciation on the straight-line basis and recognize it over the estimated useful lives of the assets. We expense maintenance and repairs as incurred and capitalize renewals and betterments. We include gains or losses on the sale of property and equipment in net income (loss).

Impairment of Long-lived Assets – We review our long-lived assets, such as property and equipment and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recognize an impairment loss when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. The impairment loss is the difference between the carrying value and the estimated fair value. We determine the estimated fair value based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to operations in the current year. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. We report assets to be disposed of by sale at the lower of the carrying amount or fair value, less estimated costs to sell.

Intangible Assets – We amortize recognized intangible assets over the useful lives of the assets unless that life is determined to be indefinite. All of our intangible assets are finite lived. We evaluate the remaining useful life of an intangible asset each reporting period to determine whether events or circumstances may indicate that a revision to the useful life is warranted to reflect the remaining expected use of the asset. If an intangible asset’s useful life is determined to be finite, but the precise length of that life is not known, the intangible asset is amortized over our best estimate of the asset’s useful life in a manner that reflects the pattern in which the asset’s economic benefits are consumed or expected to be realized. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recognized an impairment loss when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. Our primary intangible asset is a customer relationship intangible which derives its value from future cash flows expected from the acquired customers. Changes in the actual or estimated future cash flows of these customers could result in a material adjustment to amortization expense, an impairment loss, or both. Estimates of future cash flows are based on many factors, including current cash flows, expected market trends and competitive influences.

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

We measure revenue as the amount of consideration we expect to receive in exchange for fulfilling product orders. Incidental items that are immaterial in the context of the contract are recognized as expense. Our contracts do not include a significant financing component. Our contracts may include terms that could cause variability in the transaction price, including, for example, rebates and volume discounts, or other forms of contingent revenue. The amount of consideration we expect to receive and revenue we recognize includes estimates of variable consideration, including costs for rebates and discounts. If the consideration promised in a contract includes a variable amount, we estimate the amount to which we expect to be entitled using either the expected value or most likely amount method. Changes in judgments and estimates regarding probability of collection and variable consideration might result in a change in the timing or amount of revenue recognized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of RiceBran Technologies

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RiceBran Technologies and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Long-Lived Asset Impairment

As described in Notes 6 and 7 to the financial statements, the Company’s net consolidated property and equipment and intangible assets balances were $14,207,000 and $380,000, respectively, at December 31, 2022. As further described in Note 2 to the financial statements, the Company reviews long-lived assets, including property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the caring amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset. Based on events occurring during the year ended December 31, 2022, management performed an impairment assessment to test long-lived assets for impairment. The results of this assessment indicated that estimated undiscounted future cash flows exceed the carrying amount of the assets. The Company’s impairment assessment required management to make significant estimates and assumptions related to a number of factors, including forecasts of revenue growth rates and cash flows.

We identified the long-lived asset impairment assessment as a critical audit matter because changes in certain significant assumptions management used in the impairment analysis, including revenue growth rates and operating margins could have a significant impact on the analysis. Auditing these assumptions involved a high degree of auditor judgment and subjectivity and increased audit effort.

Our audit procedures related to the Company’s long-lived asset impairment assessment included the following, among others:

●	We obtained an understanding of the relevant controls related to the development of forecasted revenue growth rates and operating margins
●	We tested the reasonableness of management’s process for determining the forecasts of revenue growth rates and operating margins
●

We tested the reasonableness of management’s assumptions of revenue growth rates and operating margins by comparing management’s prior forecast to historical results for the Company comparing the projections for consistency to the Company’s strategic plans and initiatives and comparing the projections to industry forecasts

●	We evaluated whether the estimates of revenue growth rates and cash flows were consistent with evidence obtained in other areas of the audit

/s/ RSM US LLP

We have served as the Company’s auditor since 2018.

Houston, Texas

March 16, 2023

RiceBran Technologies

Consolidated Balance Sheets

December 31, 2022 and 2021

(in thousands, except share amounts)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,941	$5,825
Accounts receivable, net of allowance for doubtful accounts of $27 and $18	3,703	4,136
Inventories	2,378	2,444
Other current assets	1,046	810
Total current assets	11,068	13,215
Property and equipment, net	14,207	15,444
Operating lease right-of-use assets	1,778	2,127
Intangible assets	380	527
Total assets	$27,433	$31,313

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,232	$826
Commodities payable	1,546	1,702
Accrued salary, wages and benefits	696	787
Accrued expenses	1,124	683
Operating lease liabilities, current portion	391	382
Due under bank line of credit	1,832	-
Due under factoring agreement	3,150	3,379
Due under insurance premium finance agreements	185	128
Finance lease liabilities, current portion	125	86
Long-term debt, current portion	996	1,183
Total current liabilities	11,364	9,156
Operating lease liabilities, less current portion	1,557	1,948
Finance lease liabilities, less current portion	325	100
Long-term debt, less current portion	1,296	1,356
Derivative warrant liability	69	258
Total liabilities	14,524	12,818
Commitments and contingencies
Shareholders' equity:
Preferred stock, 20,000,000 shares authorized: Series G, convertible, 3,000 shares authorized, stated value $150, 150 shares, issued and outstanding	75	75
Common stock, no par value, 15,000,000 shares authorized, 6,309,509 shares and 5,158,967 shares, issued and outstanding	328,551	326,279
Accumulated deficit	(315,717)	(307,859)
Total shareholders' equity	12,909	18,495
Total liabilities and shareholders' equity	$27,433	$31,313

See Notes to Consolidated Financial Statements

RiceBran Technologies

Consolidated Statements of Operations

Years Ended December 31, 2022 and 2021

(in thousands, except share and per share amounts)

	2022	2021

Revenues	$41,617	$31,131
Cost of goods sold	42,376	30,689
Gross profit (loss)	(759)	442
Selling, general and administrative expenses	6,690	7,087
Impairment of goodwill	-	3,915
Loss (gain) on involuntary conversion of property and equipment	(147)	6
Operating loss	(7,302)	(10,566)
Other income (expense):
Interest expense	(572)	(463)
Interest income	22	1
Change in fair value of derivative warrant liability	189	389
Gain on extinguishment of PPP Loan	-	1,792
Other income	7	4
Other expense	(183)	(85)
Loss before income taxes	(7,839)	(8,928)
Income tax expense	(19)	(21)
Net loss	$(7,858)	$(8,949)

Loss per common share:
Basic	$(1.42)	$(1.87)
Diluted	$(1.42)	$(1.87)

Weighted average number of shares outstanding:
Basic	5,514,671	4,773,895
Diluted	5,514,671	4,773,895

See Notes to Consolidated Financial Statements

RiceBran Technologies

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2022 and 2021

(in thousands, except share amounts)

	Shares
			Preferred	Common	Accumulated
	Series G	Common	Stock	Stock	Deficit	Equity
Balance, January 1, 2021	225	4,523,809	$112	$322,218	$(298,910)	$23,420
Sales of common stock, net of costs		306,240	-	2,721	-	2,721
Common stock awards under equity incentive plans	-	70,858	-	1,114	-	1,114
Exercise of common stock warrants	-	248,543	-	171	-	171
Common stock issued to vendors	-	2,400	-	18	-	18
Conversion of preferred stock into common stock	(75)	7,117	(37)	37	-	-
Net loss	-	-	-	-	(8,949)	(8,949)
Balance, December 31, 2021	150	5,158,967	75	326,279	(307,859)	18,495
Sales of common stock and common stock warrants, net of costs	-	675,000	-	986	-	986
Common stock awards under equity incentive plans	-	137,695	-	1,261	-	1,261
Exercise of common stock warrant	-	325,000	-	-	-	-
Common stock issued to vendors	-	2,400	-	10	-	10
Stock units issued to vendors	-	-	-	15	-	15
Other	-	10,447	-	-	-	-
Net loss	-	-	-	-	(7,858)	(7,858)
Balance, December 31, 2022	150	6,309,509	$75	$328,551	$(315,717)	$12,909

See Notes to Consolidated Financial Statements

RiceBran Technologies

Consolidated Statements of Cash Flows

Years Ended December 31, 2022 and 2021

(in thousands)

	2022	2021
Cash flow from operating activities:
Net loss	$(7,858)	$(8,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,103	2,397
Amortization	147	195
Stock and share-based compensation	1,286	1,132
Change in fair value of derivative warrant liability	(189)	(389)
Impairment of goodwill	-	3,915
Loss (gain) on disposition and involuntary conversion of property and equipment	(147)	6
Gain on extinguishment of PPP loan	-	(1,792)
Provision for bad debts	64	15
Accretion of interest	24	83
Other	(33)	-
Changes in operating assets and liabilities:
Accounts receivable	369	(1,332)
Inventories	66	(566)
Accounts payable and accrued expenses	624	280
Commodities payable	(156)	876
Other	(236)	(69)
Net cash used in operating activities	(3,936)	(4,198)
Cash flows from investing activities:
Purchases of property and equipment	(563)	(1,440)
Proceeds from insurance on involuntary conversion	109	639
Proceeds from sale of property and equipment	-	3
Net cash used in investing activities	(454)	(798)
Cash flows from financing activities:
Advances on factoring agreement	38,117	31,038
Payments on factoring agreement	(38,346)	(29,519)
Advances on bank line of credit	3,867	-
Payments on bank line of credit	(2,035)	-
Advances on insurance premium finance agreements	927	962
Payments on insurance premium finance agreements	(870)	(960)
Advances on long-term debt, net of issuance costs	900	1,167
Payments of long-term debt and finance lease liabilities	(1,310)	(665)
Proceeds from issuances of common stock and warrants, net of cash issuance costs	1,256	3,364
Proceeds from common stock warrant exercises	-	171
Net cash provided by financing activities	2,506	5,558
Net change in cash and cash equivalents	$(1,884)	$562

Cash and cash equivalents, beginning of period	5,825	5,263
Cash and cash equivalents, end of period	3,941	5,825
Net change in cash and cash equivalents and restricted cash	$(1,884)	$562

Supplemental disclosures:
Cash paid for interest	$548	$354
Cash paid for income taxes	$26	$18

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

Cash Reserves - As of December 31, 2022, we had $3.9 million in cash and cash equivalents.

Improving Operating Cash Flows - We expect an improvement in operating cash flows in 2023 due to the full year impact of two 2022 events: (i) effective October 1, 2022, we transitioned sourcing and selling activities for our Arkansas mill (Golden Ridge) to Gander Foods, LLC, a service provider with local expertise, and (ii) we made major capital investments in capacity expansion at our Minnesota mill (MGI) during 2022. Golden Ridge has been a significant source of operating losses for us since its acquisition in 2018, however it made its first positive quarterly contribution to operating cash flows in the fourth quarter of 2022 as a result of the transition to the service provider. MGI, which has been consistently profitable since its acquisition in 2019, saw a significant increase in sales and profit contribution in the fourth quarter of 2022 due to the additional capacity coming online in the third quarter of 2022. The transition of Golden Ridge to positive operating cash flows and expansion in MGI’s contribution to operating cash flows, together with (i) the steps we have taken to lower our run rate for selling and general administrative expenses and (ii) recovery of our SRB derivatives business, should provide us with a pathway to improved operating cash flows in 2023.

Access to Equity Funding - We could raise additional capital from offerings of equity, including common equity and equivalents once the restrictions discussed in Note 10 lapse in September 2023. We successfully completed equity raises in both 2022 and 2021 as further described in Note 10.

Ability to Leverage and/or Sell Real Property - We have been able to supplement liquidity by borrowing against our real property located in Wynne, Arkansas. We also own our facilities in Mermentau, Louisiana, Dillon, Montana, and North Grand Forks, Minnesota, with no existing liens. We could sell or mortgage these facilities to provide additional liquidity.

Strategic Review Process - In light of our challenges in achieving our operating and financial targets in 2022, we are currently undergoing a strategic review of all the possible alternatives to generate improved returns to our shareholders.

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

Notably, we convert raw rice bran into stabilized rice bran (SRB), and high value-added derivative products including: RiBalance, a rice bran nutritional package derived from SRB; RiSolubles, a nutritious, carbohydrate and lipid rich fraction of RiBalance; RiFiber, a fiber rich insoluble derivative of RiBalance and ProRyza, a rice bran protein-based product.

SRB is an additive used in human and animal foods. SRB has certain attractions compared to additives based on the by-products of other agricultural commodities, such as corn, soybeans, wheat, and yeast. Our SRB and SRB derivatives are healthy, natural, hypoallergenic, gluten free, and non-genetically modified ingredients used in a variety of applications.

We produce SRB from four locations: two facilities located within supplier-owned rice mills in California; and two company-owned facility in the Louisiana and Arkansas delta region. We produce SRB derivatives at our Dillon, Montana, facility and we operate two specialty milling facilities, a rice mill in Arkansas, Golden Ridge, and a barley and oats mill in Minnesota, MGI.

Segment Reporting

Given the integrated nature of the products we produce and the facilities in which we produce them, we have one reporting unit and one operating segment, as defined in applicable accounting guidance, specialty ingredients.

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

Inventories – We state inventories at the lower of cost or net realizable value. We employ a full absorption procedure using standard cost techniques for most of our operations. The standards are customarily reviewed and adjusted so that they are materially consistent with actual purchase and production costs. We make provisions for potentially obsolete or slow-moving inventory based upon our analysis of inventory levels, historical obsolescence and future sales forecasts. We write-off inventory determined to be obsolete immediately.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation. We compute depreciation on the straight-line basis and recognize it over the estimated useful lives of the assets. We expense maintenance and repairs as incurred and capitalize renewals and betterments. We include gains or losses on the sale of property and equipment in net income (loss).

RiceBran Technologies

Notes to Consolidated Financial Statements

Impairment of Long-lived Assets – We review our long-lived assets, such as property and equipment and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recognize an impairment loss when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. The impairment loss is the difference between the carrying value and the estimated fair value. We determine the estimated fair value based on either the discounted future cash flows or other appropriate fair value methods with the amount of any such deficiency charged to operations in the current year. Estimates of future cash flows are based on many factors, including current operating results, expected market trends and competitive influences. We report assets to be disposed of by sale at the lower of the carrying amount or fair value, less estimated costs to sell.

Intangible Assets – We amortize recognized intangible assets over the useful lives of the assets unless that life is determined to be indefinite. All of our intangible assets are finite lived. We evaluate the remaining useful life of an intangible asset each reporting period to determine whether events or circumstances may indicate that a revision to the useful life is warranted to reflect the remaining expected use of the asset. If an intangible asset’s useful life is determined to be finite, but the precise length of that life is not known, the intangible asset is amortized over our best estimate of the asset’s useful life in a manner that reflects the pattern in which the asset’s economic benefits are consumed or expected to be realized. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recognize an impairment loss when the undiscounted future cash flows estimated to be generated by the asset to be held and used are not sufficient to recover the unamortized balance of the asset. Our primary intangible asset is a customer relationship intangible which derives its value from future cash flows expected from the acquired customers. Changes in the actual or estimated future cash flows of these customers could result in a material adjustment to amortization expense, an impairment loss, or both. Estimates of future cash flows are based on many factors, including current cash flows, expected market trends and competitive influences.

Leases – We lease certain buildings, land and corporate office space under operating leases with monthly or annual rent payments. We lease certain machinery and equipment under finance leases with monthly rent payments. We determine if an arrangement is a lease at inception. We present operating lease assets as operating lease right-of-use assets and the related liabilities as operating lease liabilities in our consolidated balance sheets. We include finance lease right-of-use assets in property and equipment, net, and the related liabilities as finance lease liabilities in our consolidated balance sheets.

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

RiceBran Technologies

Notes to Consolidated Financial Statements

Revenue Recognition – We account for a contract with a customer when the written contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Substantially all of our revenue is derived by fulfilling customer orders for the purchase of our products under contracts which contain a single performance obligation, to supply continually defined quantities of product at fixed prices. We account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service. We recognize revenue at the point in time that control of the ordered product(s) is transferred to the customer, which is upon delivery to the customer, or its designee at our location, a customer location or other customer-designated delivery point. For substantially all of our contracts, control of the ordered product(s) transfers at our location. We report amounts invoiced to customers for shipping and handling are reported as revenues and the related costs incurred to deliver product to the customer are reported as cost of goods sold.

We measure revenue as the amount of consideration we expect to receive in exchange for fulfilling product orders. Incidental items that are immaterial in the context of the contract are recognized as expense. Our contracts do not include a significant financing component. Our contracts may include terms that could cause variability in the transaction price, including, for example, rebates and volume discounts, or other forms of contingent revenue. The amount of consideration we expect to receive and revenue we recognize includes estimates of variable consideration, including costs for rebates and discounts. If the consideration promised in a contract includes a variable amount, we estimate the amount to which we expect to be entitled using either the expected value or most likely amount method. Changes in judgments and estimates regarding probability of collection and variable consideration might result in a change in the timing or amount of revenue recognized.

We capitalize the incremental costs of obtaining a revenue contract and amortized those costs on a straight-line basis over the expected customer relationship period if we expect to recover those costs. As a practical expedient, we expense costs to obtain a contract as incurred if the amortization period would have been a year or less. Typically, costs to incur revenue contracts are not significant.

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

Share-Based Compensation – For awards of nonvested common stock and common stock units to employees and directors, share-based compensation is measured based on the fair value of our common stock on the date of grant and the corresponding expense is recognized over the period during which the holder is required to provide service in exchange for the award. Compensation expense related to service-based awards are recognized on a straight-line basis over the requisite service period for the award. In the event we require no specific future performance, the entire amount of compensation is recognized immediately.

We have outstanding common stock options as of December 31, 2022 and 2021. We have not granted any stock options since 2020. Share-based compensation expense for common stock options granted to employees and directors was calculated at the grant date using the Black-Scholes-Merton valuation model and is expensed on a straight-line basis over the service period of the award. The Black-Scholes-Merton option pricing model required us to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management’s judgment regarding market factors and trends.

We recognize forfeitures of employee and director awards as they occur. In the event an employee or director terminates service prior to the vesting of an award, we reverse the entire amount of previously recognized compensation expense related to the award.

Share-based compensation for awards to nonemployees is calculated as of the grant date, taking into consideration the probability of satisfaction of performance conditions, in a manner consistent with awards to employees. The expense associated with share-based awards for service is recognized over the term of service. In the event services are terminated early or we require no specific future performance, the entire amount of unrecognized compensation is expensed. The expense associated with share-based awards made in exchange for goods is generally attributed to expense in the same manner as if the vendor had been paid in cash.

Income Taxes – We account for income taxes by recording a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards. We recognize a deferred tax expense or benefit as a result of timing differences between the recognition of assets and liabilities for financial reporting and tax purposes.

RiceBran Technologies

Notes to Consolidated Financial Statements

We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. We recognized deferred tax assets for deductible temporary differences and operating loss and tax credit carryforwards. When necessary, we establish a valuation allowance to reduce that deferred tax asset if it is more likely than not that the related tax benefits will not be realized. The realization of deferred tax assets can be affected by, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with utilizing operating losses and tax credit carryforwards by jurisdiction, and tax planning alternatives that may be available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that may be different from current estimates of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when it is determined that the liabilities are no longer necessary.

We recognize interest and penalties related to uncertain tax positions, if any, in selling, general and administrative expenses.

Derivative Warrant Liability – We have an outstanding warrant agreement that provides for cash settlement of the warrant in certain circumstances. We account for this warrant as a liability instrument. This warrant is carried at fair value as a derivative warrant liability in our consolidated balance sheets at the end of each reporting period and any resultant changes in fair value are recorded in the consolidated statements of operations in other income (expense) as change in fair value of derivative warrant liability.

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

NOTE 3. CASH AND CASH EQUIVALENTS

As of December 31, 2022, we had $2.7 million of cash and cash equivalents invested in a money market fund with net assets invested in U.S. Dollar denominated money market securities of domestic and foreign issuers, U.S. Government securities and repurchase agreements. We consider all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

We have cash on deposit in excess of federally insured limits at a bank. We do not believe that maintaining substantially all such assets with the bank or investing in a liquid mutual fund represent material risks.

NOTE 4. ACCOUNTS RECEIVABLE AND REVENUES

We classify amounts billed as accounts receivable on our consolidated balance sheets and require payment on a short-term basis. Invoices are generally issued at the point control transfers and substantially all of our invoices are due within 30 days or less, however certain customers have terms of up to 120 days. For substantially all of our contracts, control of the ordered product(s) transfers at our location. Periodically, we require payment prior to the point in time we recognize revenue. We classify amounts received from customers prior to revenue recognition on a contract as customer prepayments liability on our consolidated balance sheets. We typically apply customer prepayments to an invoice within 30 days of the prepayment. Revenues in 2022 and 2021 include $0.1 million, or less, in unearned revenue as of the end of the prior year.

RiceBran Technologies

Notes to Consolidated Financial Statements

Our accounts receivable potentially subject us to significant concentrations of credit risk. Revenues and accounts receivable from significant customers (customers with revenue or accounts receivable in excess of 10% of consolidated totals) are stated below as a percent of consolidated totals.

	Customer
	A	B	C
% of revenue, 2022	14.0%	8.5%	6.8%
% of revenue, 2021	11.9%	0.3%	11.4%

% of accounts receivable, as of December 31, 2022	11.6%	18.6%	0.2%
% of accounts receivable, as of December 31, 2021	17.2%	0.0%	9.0%

The following table presents revenues by geographic area shipped to (in thousands).

	2022	2021
United States	$40,267	$29,637
Other countries	1,350	1,494
Revenues	$41,617	$31,131

NOTE 5. INVENTORIES

The following table details the components of inventories (in thousands).

	December 31
	2022	2021
Finished goods	$1,737	$1,560
Raw materials	423	718
Packaging	218	166
Inventories	$2,378	$2,444

NOTE 6. PROPERTY AND EQUIPMENT

The following table details the components of property and equipment (amounts in thousands).

	December 31
	2022	2021	Estimated Useful Lives (Years)
Land	$730	$730
Furniture and fixtures	259	265	5	-	10
Plant	10,095	10,457	20	-	40 or life of lease
Computer and software	450	452	3	-	5
Leasehold improvements	1,838	1,828	4	-	15 or life of lease
Machinery and equipment	15,703	15,115	5	-	15
Property and equipment, cost	29,075	28,847
Less accumulated depreciation	14,868	13,403
Property and equipment, net	$14,207	$15,444

Amounts payable for property and equipment included in accounts payable totaled $0.1 million at December 31, 2022, and $0.2 million at December 31, 2021. Assets which had not yet been placed in service, included in property and equipment, totaled $1.2 million at December 31, 2022, and $0.9 million at December 31, 2021.

RiceBran Technologies

Notes to Consolidated Financial Statements

NOTE 7. INTANGIBLE ASSETS AND GOODWILL

Intangible assets, excluding goodwill, consist of the following (in thousands).

		December 31, 2022			December 31, 2021
	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	15	$930	$564	$366	$930	$423	$507
Trademarks	10	13	5	8	13	3	10
Non-compete agreement	5	22	16	6	22	12	10
Total intangible assets		$965	$585	$380	$965	$438	$527

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

As of December 31, 2022, the weighted-average remaining amortization period for intangibles other than goodwill is 9.9 years and future intangible amortization is expected to total the following (in thousands):

2023	$111
2024	80
2025	58
2026	42
2027	31
Thereafter	58
Total amortization	$380

We performed our annual impairment testing of goodwill as of December 31, 2021. We estimated the fair value of our company by a discounted cash flow method, reconciled to our market capitalization.  We determined the fair value of our equity, based on our market capitalization, was substantially below our carrying value. As a result, in 2021, we recorded a non-cash, non-tax-deductible impairment charge equal to the entire amount of our goodwill, $3.9 million.

NOTE 8. LEASES

The components of lease expense and cash flows from leases (in thousands) follow.

	2022	2021
Finance lease cost:
Amortization of right-of use assets, included in cost of goods sold	$97	$89
Interest on lease liabilities	21	11
Operating lease cost, included in selling, general and administrative expenses:
Fixed leases cost	515	515
Variable lease cost	168	149
Short-term lease cost	85	61
Total lease cost	$886	$825

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$21	$11
Operating cash flows from operating leases	$515	$515
Financing cash flows from finance leases	$104	$96

As of December 31, 2022, variable lease payments do not depend on a rate or index. As of December 31, 2022, property and equipment, net, includes $0.6 million of finance lease right-of-use-assets, with an original cost of $0.9 million. During 2022, we financed the purchase of $0.4 million of property and equipment in noncash finance lease transactions. During 2021, we financed the purchase of $0.1 million of property and equipment in noncash finance lease transactions.

RiceBran Technologies

Notes to Consolidated Financial Statements

As of December 31, 2022, we do not believe it is certain that we will exercise any lease renewal options. The remaining terms of our leases and the discount rates used in the calculation of the fair value of our leases as of December 31, 2022, follows.

	Operating Leases			Finance Leases
Remaining leases terms (in years)	0.8	-	10.2	0.3	-	4.8
Weighted average remaining lease terms (in years)			5.5			4.0
Discount rates	6.3%	-	9.0%	2.8%	-	10.4%
Weighted average discount rate			7.8%			8.2%

As of December 31, 2022, operating leases have maturities extending through 2032. Maturities of lease liabilities as of December 31, 2022, follows (in thousands).

	Operating	Finance
	Leases	Leases
2023	$528	$158
2024	429	117
2025	439	102
2026	451	99
2027	232	60
Thereafter	346	-
Total lease payments	2,425	536
Amounts representing interest	(477)	(86)
Present value of lease obligations	$1,948	$450

NOTE 9. DEBT

We finance certain amounts owed for annual insurance premiums under financing agreements. As of December 31, 2022, amounts due under insurance premium financing agreements are due in monthly installments of principal and interest through March 31, 2023, at an interest rate of 3.9% per year.

We also borrow under a factoring agreement with a lender (the Lender), which provides a $7.0 million credit facility. We may only borrow to the extent we have qualifying accounts receivable to use as collateral as defined in the agreement. The facility had an initial two-year term and automatically renews for successive annual periods until delivery of a proper termination notice. The facility term automatically extended to October 2023. We incur recurring fees under the agreement, including a funding fee of 0.5% above the prime rate, in no event to be less than 5.5%, on any advances, as well as a service fee on average net funds borrowed. The lender has a security interest in our personal property assets and the right to demand repayment of the advances at any time.

The Lender advanced us $0.9 million effective September 30, 2022 (the Over-advance), pending restructuring of our mortgage promissory note with the Lender. The Over-advance accrued interest at an annual rate which is the greater of 7.0% above the Lender's prime rate (14.5% at December 31 2022). and 10.3% until it was repaid in January 2023. As of December 31, 2022, the Over-advance is classified as long-term debt in our consolidated balance sheet as it was refinanced on a long-term basis in January 2023, as discussed below.

Additional information related to our factoring obligation (exclusive of the Over-advance) follows.

	2022	2021
Average borrowings outstanding (in thousands)	$3,179	$1,622
Amortization of debt issuance costs (in thousands)	$-	$75
Fees paid, as a percentage of average outstanding borrowings	5.8%	6.2%
Interest paid, as a percentage of average outstanding borrowings	7.0%	6.4%

RiceBran Technologies

Notes to Consolidated Financial Statements

Long-term debt consists of the following (in thousands).

	December 31,
	2022	2021
Mortgage promissory note - Originally dated July 2020 and modified in December 2021 and January 2023. As modified, interest accrues at an annual rate which is the greater of 7.0% above the Lender's prime rate (14.5% at December 31, 2022) and 10.3%. Payable in monthly installments through January 2025. Face amount $2.5 million. Secured by certain real property in Wynne, Arkansas.	$2,211	$2,469
Progress payment agreement - Dated August 2022. Original principal $37. Interest is payable monthly at the rate of 25.2% per year. Due on demand, until a finance lease is executed with the lender before that date for the related equipment.	39	-
Equipment note - Dated May 2021. Original principal $46. Due in monthly installments through June 2025. Interest accrues at the effective discount rate of 3.6% per year.	24	33
Equipment note - Dated December 2019. Original principal $40. Due in monthly installments through December 2024. Interest accrues at the effective discount rate of 9.3% per year.	18	26
Other		11
Total long-term debt, net	$2,292	$2,539

In December 2021, we entered into agreements with the Lender to effect a modification of the terms of our mortgage promissory note. This modification involved entering into a new mortgage promissory note in the principal amount of $2.5 million, with terms as indicated in the table above. We received $1.2 million in cash from the lender and the lender applied the remainder of the principal to the $1.3 million principal and interest then outstanding under our old promissory note. We recognized no gain or loss with the modification. At modification, the carrying amount of the new note equaled the total of (i) the $1.3 million carrying amount of the old note prior to modification (ii) the $1.2 million advanced by the lender at modification and (iii) the debt issuance costs associated with the modification. Under the terms of the original note, (i) interest accrued at an annual rate which was the greater of 11.0% above the 1ender’s prime rate and 14.3% and (ii) principal and interest were payable in monthly installments through May 2022 and a final payment of $1.0 million was due in June 2022. This December 2021 note was replaced with a new note in January 2023.

In January 2023, we entered into agreements with the Lender to effect a modification of the terms of the December 2021 note. This modification involved us entering into a new mortgage promissory note in the principal amount of $2.5 million. We received $0.3 million in cash and the Lender applied the remainder of the new principal to the $1.3 million then outstanding on the December 2021 term note and the $0.9 million Over-advance on the factoring agreement. Under the terms of the January 2023 note, (i) interest accrues at an annual rate which is the greater of 7.0% above the 1ender’s prime rate and 10.3% and (ii) principal and interest are payable in equal monthly installments through January 2025. The new note is secured by a mortgage on our real property in Arkansas. The current portion of long-term debt on the consolidated balance sheet as of  December 31, 2022, reflects the terms of the January 2023 modification.

Future principal maturities of long-term debt outstanding at December 31, 2022, reflecting the January 2023 modification of the mortgage promissory note, follow (in thousands).

2023	$996
2024	1,194
2025	111
Principal maturities	2,301
Debt issuance costs	(9)
Total long-term debt, net	$2,292

NOTE 10. EQUITY, SHARE-BASED COMPENSATION, WARRANTS AND SECURITIES OFFERINGS

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

Preferred Stock

Our board of directors, without further action or vote by holders of our common stock, has the right to establish the terms, preference, rights and restrictions and issue shares of preferred stock. We previously designated and issued six series of preferred stock of which no shares remain outstanding. In addition, we designated and issued a seventh series of preferred stock, Series G, of which 150 shares remain outstanding as of December 31, 2022.

RiceBran Technologies

Notes to Consolidated Financial Statements

The Series G preferred stock is non-voting and may be converted into shares of our common stock at the holders’ election at any time, subject to certain beneficial ownership limitations, at a ratio of 1 preferred share for 94.89915 shares of common stock. The Series G preferred stock is entitled to receive dividends if we pay dividends on our common stock, in which case the holders of the preferred stock are entitled to receive the amount and form of dividends that they would have received if they held the common stock that is issuable upon conversion of the Series G preferred stock. If we are liquidated or dissolved, the holders of Series G preferred stock are entitled to receive, before any amounts are paid in respect of our common stock, an amount per share of preferred stock equal to $1,000, plus any accrued but unpaid dividends thereon.

Securities Offerings

In October 2022, we issued and sold 675,000 shares of our common stock and a prefunded warrant (the 2022 Prefunded Warrant) exercisable into 325,000 shares of our common stock pursuant to our effective “shelf” registration statement on Form S-3. The holder exercised the 2022 Prefunded Warrant with an exercise price of $0.0001 per share (net of the $1.4999 per share prefunded) in full in 2022. In a concurrent private placement, we issued and sold warrants for the purchase up to 2,000,000 shares of our common stock at an exercise price of $1.60 per share, which are exercisable in April 2023, and expire in October 2025. The net proceeds from the concurrent offerings of $1.0 million, after deducting placement agent fees and other offering expenses of $0.5 million, were allocated to equity. As of December 31, 2022, $0.3 million of these offering costs were unpaid. We determined the exercise price of the 2022 Prefunded Warrant was nominal and, as such, we will consider the shares underlying that warrant to be outstanding effective October 20, 2022, for the purposes of calculating basic earnings (loss) per share (EPS). We intend to use the net proceeds from the October 2022 offerings for general corporate purposes, which may include funding capital expenditures, working capital and repaying indebtedness. In addition, we issued warrants for the purchase of up to 63,000 shares of our common stock to the placement agent at an exercise price of $1.875 per share which expire in October 2027.

In September 2021, we issued and sold 230,750 shares of common stock, a warrant for the purchase of up to 230,769 shares of common stock (Warrant A), and a prefunded warrant (the 2021 Prefunded Warrant) for the purchase of up to 230,786 shares of common stock pursuant to our effective “shelf” registration statement on Form S-3. The initial $10.00 per share exercise price of Warrant A was subject to adjustment in September 2022, and will be subject to adjustment again in September 2023, if 110% of the 5-day volume weighted average price of our common stock is less than the then-current exercise price. The 2021 Prefunded Warrant, which the holder exercised in full in 2021, had an exercise price of $0.001 (net of the $6.499 per share prefunded). We determined that the 2021 Prefunded Warrant qualified for equity accounting, however, Warrant A did not qualify for equity accounting because the holder may elect cash settlement of this warrant in the event of a change of control. As a result, we carry Warrant A as a liability at fair value in our consolidated balance sheets and the change in fair value of this warrant is recorded in our consolidated statements of operations. The net proceeds from the offering of $2.8 million, after deducting commissions and other cash offering expenses of $0.2 million were allocated to derivative warrant liability, in an amount equal to the $0.6 million estimated fair value of Warrant A as of September 13, 2021, with the remainder of the proceeds recorded in equity. We determined the exercise price of the Prefunded Warrant was nominal and, as such, considered the 230,786 shares initially underlying the 2021 Prefunded Warrant to be outstanding effective September 13, 2021, for the purposes of calculating basic EPS. We used the net proceeds from the September 2021 offering for general corporate purposes, which included funding capital expenditures and working capital and repaying indebtedness.

On March 30, 2020, we entered into an at market issuance (ATM) sales agreement with respect to an at-the-market offering program through B. Riley FBR, Inc, as sales agent. The issuances and sales of our common stock under the ATM sales agreement are made pursuant to our effective “shelf” registration statement on Form S-3. During 2021, we issued and sold 75,490 shares of common stock under an at market issuance sales agreement, at an average price of $8.00 per share. Proceeds from those 2021 sales of $0.5 million are recorded in equity, net of $0.1 million of stock issuance costs.

Under the terms of the securities purchase agreement related to the September 2021 offering, we are prohibited from entering into an agreement to effect any ATM issuance until September 13, 2023. Under the terms of the securities purchase agreement related to the October offerings, we are generally prohibited from entering into an agreement to effect an offering of our common stock or common stock equivalents until May 20, 2023, or a variable rate transaction, as defined in the agreement, until October 20, 2023.

RiceBran Technologies

Notes to Consolidated Financial Statements

Equity Incentive Plan

Our board of directors adopted our Amended and Restated 2014 Equity Incentive Plan (the 2014 Plan) after shareholders approved the plan, and amendments thereto. On July 14, 2022, shareholders approved an increase in the number of shares of common stock authorized for issuance under the 2014 Plan of 600,000 shares. The total shares of common stock now authorized for issuance under the 2014 Plan is 1,230,000 shares. Under the terms of the plan, we may grant stock options, shares of common stock and share-based awards to officers, directors, employees or consultants providing services on such terms as are determined by the board of directors. Our board of directors administers the plan, determines vesting schedules on plan awards and may accelerate the vesting schedules for award recipients. The stock options granted under the 2014 Plan have terms of up to 10 years and vesting periods of up to 4 years. The restricted stock units granted under the plan vest over periods of up to 5 years. As of December 31, 2022, awards for the purchase of 1,088,457 shares of common stock have been granted and remain outstanding (common stock options, common stock and restricted stock units) and 141,543 shares of common stock are reserved for future grants under the 2014 Plan.

Share-based compensation expenses related to employees and directors are included in selling, general and administrative expenses. Share-based compensation by type of award follows (in thousands).

	2022	2021
Restricted stock units	$1,160	$866
Stock options	101	140
Common stock	-	108
Compensation expense related to common stock awards issued under equity incentive plan	$1,261	$1,114

Information regarding common stock issued under the 2014 Plan, including shares issued upon vesting of restricted stock units follows. All shares of common stock issued in 2022 or 2021 were vested as of the date issued.

	2022		2021
	Shares Issued	Weighted Average Grant Date Fair Value Per Share	Shares Issued	Weighted Average Grant Date Fair Value Per Share
Directors	34,875	$6.71	13,608	$7.95
Employees	89,307	5.75	57,250	5.52
Consultant	13,516	6.47	-
	137,698		70,858

In the period from January1, 2023 to March 16, 2023, we issued 68,693 shares of common stock upon the vesting of restricted stock units.

RiceBran Technologies

Notes to Consolidated Financial Statements

Restricted Stock Units

We have outstanding (i) restricted stock units issued under the 2014 Plan (RSUs) to employees and directors and (ii) other restricted stock units issued to a service provider (SUs). Each RSU and SU represents a contingent right to receive one share of common stock. Summaries of nonvested and vested stock unit and activity follow.

	RSUs				SUs
	Number of Units	Unrecognized Compensation (in thousands)	Average Grant Date Fair Value per share	Weighted Average Expense Period (Years)	Number of Units	Unrecognized Compensation (in thousands)	Average Grant Date Fair Value per share	Weighted Average Expense Period (Years)
Nonvested at January 1, 2021	149,540	$730	$4.88	1.4	-	$-	$-	$-
Granted	82,469	796	9.65	1.0	-	-	-	-
Forfeited	(291)	(3)	10.31	0.7	-	-	-	-
Vested with service	(105,115)	-		-	-	-	-	-
Expensed	-	(865)	NA	-	-	-	-	-
Nonvested at December 31, 2021	126,603	658	5.20	0.9	-	-	-	-
Granted	527,871	1,680	3.18	2.7	160,000	216	1.35	3.0
Impact of Modification:					-	-	-	-
Before modification	(17,050)	(150)	8.77	0.6	-	-	-	-
After modification	17,050	64	3.73	-	-	-	-	-
Forfeited	(11,744)	(68)	5.77	1.1	-	-	-	-
Vested with Service	(275,912)	-		-	-	-	-	-
Expensed	-	(1,160)	NA	-	-	(15)	NA	-
Nonvested at December 31, 2022	366,818	$1,024	$2.79	2.8	160,000	$201	$1.26	2.7

Number of RSUs
Vested at January 1, 2021	38,640
Vested with service	105,115
Issued at vesting	(57,250)
Vested at December 31, 2021	86,505
Vested with service	275,912
Issued at vesting	(83,725)
Issued at termination of service	(53,967)
Vested at December 31, 2022	224,725

At December 31, 2022, unvested RSUs had an intrinsic value of $0.3 million. unvested SUs had an intrinsic value of $0.1 million, and vested RSUs had an intrinsic value of $0.2 million. As of December 31, 2022, the intrinsic value of all RSUs and SUs outstanding was $0.6 million, unrecognized compensation was $1.2 million and the remaining vesting period was 2.8 years. At December 31, 2022, issuance of 165,790 shares of common stock subject to the unvested RSUs and 224,725 shares of common stock subject to the vested RSUs, is deferred to the date the holder is no longer providing service to our company.

We issued 160,000 SUs to a service provider in 2022, which the service provider elected to purchase with a $0.2 million cash signing fee. The SUs vest in three annual installments ending in September 2025 and we are expensing the fair value of the SUs over three years. The service provider may also earn performance-based cash compensation beginning October 1, 2022, if certain performance criteria are met. The performance compensation will be paid quarterly in an amount of cash which may then be used to purchase, at the election of the service provider, a number of fully vested SUs equal to (a) the performance compensation, divided by (b) the volume weighted average closing price of our common stock over the 90 consecutive trading days ending on the last day of the applicable performance period. The aggregate number of SUs purchased by the service provider, including the initial 160,000 SUs issued in 2022 may not exceed 1,000,000.

In 2022, we modified RSUs held by resigning directors and an employee such that the awards vested on the date of their termination of service. Prior to the modification, the resigning directors and employee would have forfeited the unvested RSUs on the date service terminated. As a result of the modifications, we adjusted cumulative expense on the RSUs to equal the fair value of the awards on the modification dates in accordance with applicable accounting guidance, as indicated in the table above.

RiceBran Technologies

Notes to Consolidated Financial Statements

Options

As of December 31, 2022 and 2021, we had outstanding options for the purchase of up 55,424 and 64,396 shares of common stock. We granted no stock options in 2022 and 2021. Stock options for the purchase of up to 8,972 and 3,107 shares of common stock forfeited or expired in 2022 and 2021. As of December 31, 2022, outstanding stock options had an intrinsic value of zero, a weighted average exercise price of $19.42 per share, a weighted average remaining vesting period of 1.1 years and a weighted average contractual remaining term of 5.9 years. As of December 31, 2022, unrecognized stock option compensation cost was $70 thousand. As of December 31, 2022, exercisable options had an intrinsic value of zero.

Unrecognized Compensation

As of December 31, 2022, the total amount of unrecognized compensation for all outstanding common stock awards (options, RSUs and SUs was $1.3 million, and the remaining average expense period was 2.7 years (including unrecognized compensation on SUs of $0.2 million with a remaining average expense period of 2.7 years.)

Warrants

The 2022 Prefunded Warrant was exercised in its entirety in 2022 and we issued 325,000 shares of common stock upon the cash exercises. The 2021 Prefunded Warrant was cashless exercised in its entirety in 2021 and we issued 230,750 shares of common stock upon the cashless exercises. The initial $10.00 per share exercise price of Warrant A adjusted, pursuant to its original terms, to $2.72 per share in September 2022, and will be subject to adjustment again in September 2023, if 110% of the 5-day volume weighted average price of our common stock is less than the then-current exercise price.

Warrant activity, excluding activity related to prefunded warrants follows.

	2022			2021
	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1	875,067	$9.76	1.4	664,592	$9.82	1.1
Issued	2,063,000	1.61	3.1	230,769	$10.00	5.0
Impact of Warrant A exercise price adjustment:
Before adjustment	230,769	10.00	4.0
After adjustment	(230,769)	2.72	4.0
Cash exercised				(17,794)	9.60	0.8
Expired	(639,298)	9.60	-	(2,500)	52.50	-
Outstanding at December 31	2,298,769	$1.76	2.9	875,067	$9.76	1.4

The following table summarizes information related to exercisable and outstanding warrants as of December 31, 2022.

	Outstanding			Exercisable
Exercise Prices	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$1.60	2,000,000	$1.60	2.8	-	$-	-
$1.88	63,000	1.88	4.8	-	-	-
$2.72	230,769	2.72	3.7	230,769	2.72	3.7
$20.00	5,000	20.00	0.1	5,000	20.00	0.1
	2,298,769	$1.76	2.9	235,769	$3.09	3.6

RiceBran Technologies

Notes to Consolidated Financial Statements

NOTE 11. INCOME TAXES

Deferred tax asset (liability) is comprised of the following (in thousands):

	December 31
	2022	2021
Net operating loss carryforwards	$14,264	$13,385
Stock options and warrants	1,151	832
Property and equipment	(46)	16
Intangible assets	875	950
Capitalized expenses	117	105
Other	655	64
Operating right-of-use lease assets	(478)	(566)
Operating right-of-use lease liabilities	645	670
Net deferred tax assets	17,183	15,456
Less: Valuation allowance	(17,183)	(15,456)
Deferred tax asset (liability)	$-	$-

We have determined it is more likely than not that our deferred tax assets will not be realized. Accordingly, we have provided a valuation allowance for deferred tax assets.

The following table summarizes the change in the valuation allowance (in thousands):

	2022	2021
Valuation allowances, beginning of year	$15,456	$12,421
Net operating loss and other temporary differences	1,997	2,926
Expiration of net operating losses and limitations	(90)	-
Adjustment to deferred taxes	(197)	67
Impact of state tax rate change	22	42
Other	(5)	-
Valuation allowance, end of year	$17,183	$15,456

As of December 31, 2022, net operating loss (NOL) carryforwards for U.S. federal tax purposes totaled $54.4 million. NOLs generated after December 31, 2017, do not expire. Federal NOLs of $9.9 million expire at various dates from 2023 through 2037 and the remainder do not expire. NOL carryforwards for state tax purposes totaled $46.0 million at December 31, 2022, and expire at various dates from 2023 through 2042.

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

We are subject to taxation in the U.S. federal jurisdiction and various state and local jurisdictions. We record liabilities for income tax contingencies based on our best estimate of the underlying exposures. We are open for audit by the IRS for years after 2018 and, generally, by U.S. state tax jurisdictions after 2017.

RiceBran Technologies

Notes to Consolidated Financial Statements

Reconciliations between the amounts computed by applying the U.S. federal statutory tax rate to loss before income taxes, and income tax expense (benefit) follows (in thousands):

	2022	2021
Income tax benefit at federal statutory rate	$(1,646)	$(1,875)
Increase (decrease) resulting from:
State tax benefit, net of federal tax effect	(421)	(605)
Effect of change in state tax rate	(22)	(42)
Change in valuation allowance	1,727	3,035
Expirations of net operating losses and application of IRC 382 limitation	90	-
PPP loan forgiveness, nontaxable	-	(376)
Change in fair value of derivative warrant liability, nontaxable	5	(81)
Other nondeductible expenses	89	32
Adjustments to deferreds	197	(67)
Income tax expense	$19	$21

Based on an analysis of tax positions taken on income tax returns filed, we determined no material liabilities related to uncertain income tax positions existed as of December 31, 2022 or 2021. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and local tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.

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

Below are reconciliations of the numerators and denominators in the EPS computations.

	2022	2021
NUMERATOR (in thousands):
Basic and diluted - net loss	$(7,858)	$(8,949)

DENOMINATOR:
Weighted average number of shares of shares of common stock outstanding	5,414,079	4,710,567
Weighted average number of shares of common stock underlying vested restricted stock units	100,592	63,328
Basic EPS - weighted average number of shares outstanding	5,514,671	4,773,895
Effect of dilutive securities outstanding	-	-
Diluted EPS - weighted average number of shares outstanding	5,514,671	4,773,895

No effects of potentially dilutive securities outstanding were included in the calculation of diluted EPS for 2022 and 2021, because to do so would be anti-dilutive due to our net loss. Potentially dilutive securities outstanding during 2022 and 2021 included our outstanding convertible preferred stock, options, warrants and nonvested restricted stock units. Those potentially dilutive securities, further described in Note 10, could potentially dilute EPS in the future.

RiceBran Technologies

Notes to Consolidated Financial Statements

NOTE 13. FAIR VALUE MEASUREMENT

The fair value of cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable, commodities payable and short-term debt approximated their carrying value due to shorter maturities. As of December 31, 2022, the fair value of our operating lease liabilities was approximately $0.2 million lower than their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements). As of December 31, 2022, the fair values of our long-term debt and finance lease liabilities approximated their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements).

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2022:
Derivative warrant liability	$-	$-	$69	$69
Total liabilities at fair value	$-	$-	$69	$69

As of December 31, 2021:
Derivative warrant liability	$-	$-	$258	$258
Total liabilities at fair value	$-	$-	$258	$258

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis (in thousands):

	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
2022:
Derivative warrant liability	$258	$(189)	$-	$-	$69	$(189)
Total Level 3 fair value	$258	$(189)	$-	$-	$69	$(189)

2021:
Derivative warrant liability	$-	$-	$647	$-	$258	$(389)
Total Level 3 fair value	$-	$-	$647	$-	$258	$(389)

The derivative warrant liability in the tables above relates to Warrant A, discussed further in Note 10. Warrant A is carried in our consolidated balance sheets as derivative warrant liability because the holder may elect cash settlement of the warrant in the event of a change of control. We estimated the fair value of Warrant A using the Black-Scholes. Changes in the estimated fair value of Warrant A are included in other income (loss) in our consolidated statements of operations. The following are the assumptions used in valuing Warrant A.

	December 31, 2022	December 31, 2021	September 30, 2021
Assumed exercise price, per share	$2.72	$10.00	$10.00
Assumed volatility	92.2%	69.5%	71.0%
Assumed risk free interest rate	4.3%	0.8%	0.4%
Expected life of options (in years)	4.0	4.8	5.0
Expected dividends	-	-	-

The fair value of Warrant A approximates the cash settlement the holder could elect to be paid in the event of a change in control. At December 31, 2022, a $0.10 increase in our stock price would have resulted in an approximate $10 thousand increase in the Black Scholes fair value of Warrant A.

RiceBran Technologies

Notes to Consolidated Financial Statements

NOTE 14. COMMITMENTS AND CONTINGENCIES

PPP Audit Contingency

In  April 2020, we received $1.8 million on a Small Business Administration (SBA) Paycheck Protection Program (PPP) loan as provided for in the Coronavirus Aid, Relief and Economic Security Act, enacted into U.S. law in March 2020. Under certain conditions, the loan and accrued interest were forgivable, if we used the loan proceeds for maintaining workforce levels. We used the loan proceeds for maintaining workforce levels and the SBA forgave the entire loan and related accrued interest in  January 2021. The SBA may audit any PPP loan at its discretion through January 2027, six years after the date the SBA forgave the loan. The SBA  may review any or all of the following when auditing a PPP loan: whether the borrower qualified for the PPP loan, whether the PPP loan amount was appropriately calculated and the proceeds used for allowable purposes, and whether the loan forgiveness amount was appropriately determined. The SBA could deem us ineligible for the PPP loan received in 2020 upon audit by the SBA. We believe the SBA’s stated intention is to focus its reviews on borrowers with loans greater than $2 million, thereby mitigating our future risk of an audit. The SBA continues to develop and issue new and updated guidance regarding required borrower certifications and requirements for forgiveness of loans made under the program.

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

Legal Matters

From time to time, we are involved in litigation incidental to the conduct of our business. These matters may relate to employment and labor claims, patent and intellectual property claims, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations. When applicable, we record accruals for contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. Defense costs are expensed as incurred and are included in professional fees. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits and other proceedings had or are expected to have a material effect on our financial position or results of operations in 2022 and 2021.

In January 2023, we received $0.3 million in restitution payments from a former employee. The payments were ordered by a federal court in 2012.

PART II

(continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as such term is defined in Rule 13a and Rule15d-15(e)) under the Exchange Act was performed as of December 31, 2022, under the supervision and with the participation of our current management, including our current Executive Chairman, Chief Financial Officer, and Chief Accounting Officer. Our disclosure controls and procedures have been designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer to allow timely decisions regarding required disclosures.

Based on this evaluation, our Executive Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of current management, including our current Executive Chairman, Chief Financial Officer, and Chief Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control - Integrated Framework (the 2013 Framework).” Based on this analysis, our management concluded that as of December 31, 2022, our internal control over financial reporting was effective based upon the criteria set forth by the 2013 Framework.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See Exhibit Index attached hereto.

The Financial Statements are included under Item 8.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

3.01.01	Restated and Amended Articles of Incorporation filed with the Secretary of State of California on December 13, 2001	10-KSB	000-32565	3.3	April 16, 2002
3.01.02	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on August 4, 2003	SB-2	333-129839	3.01.1	November 21, 2005
3.01.03	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on October 31, 2003	10-QSB	000-32565	3.4	November 19, 2003
3.01.04	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on September 29, 2005	SB-2	333-129839	3.03	November 21, 2005
3.01.05	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on August 20, 2007	10-Q	000-32565	3.1	August 14, 2007
3.01.06	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on June 30, 2011	8-K	000-32565	3.1	July 5, 2011
3.01.07	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on July 12, 2013	10-Q	000-32565	3.1	August 14, 2013
3.01.08	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on May 30, 2014	S-3	333-196541	3.01.08	June 5, 2014
3.01.09	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on February 15, 2017	S-3	333-217131	3.1.9	April 04, 2017
3.01.10	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on June 18, 2020	10-Q	001-36245	3.1	August 12, 2020
3.01.11	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on August 25, 2022	8-K	000-32565	3.1	August, 25, 2022
3.02	Certificate of Designation of the Rights, Preferences, and Privileges of the Series A Preferred Stock filed with the Secretary of State of California on December 13, 2001	SB-2	333-89790	4.1	June 4, 2002
3.03	Certificate of Determination, Preferences and Rights of Series B Convertible Preferred Stock filed with the Secretary of State of California on October 4, 2005	8-K	000-32565	3.1	October 4, 2005
3.04	Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock filed with the Secretary of State of California on May 10, 2006	8-K	000-32565	3.1	May 15, 2006
3.05	Certificate of Determination, Preferences and Rights of the Series D Convertible Preferred Stock, filed with the Secretary of State of California on October 17, 2008	8-K	000-32565	3.1	October 20, 2008
3.06	Certificate of Determination, Preferences and Rights of the Series E Convertible Preferred Stock, filed with the Secretary of State of California on May 7, 2009	8-K	000-32565	3.1	May 8, 2009

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

3.07		Certificate of Determination, Preferences and Rights of the Series F Convertible Preferred Stock, filed with the Secretary of State of California on February 18, 2016	8-K	001-36245	3.1	February 23, 2016
3.08		Form of Certificate of Determination of Preferences and Rights of Series G Convertible Preferred Stock, filed with the Secretary of State of California on February 9, 2017	8-K	001-36245	3.1	February 15, 2017
3.09.1		Bylaws	SB-2	333-134957	3.05	June 12, 2006
3.09.2		Amendment of Bylaws, effective June 19, 2007	8-K	000-32565	3.1	June 25, 2007
3.09.3		Amendment of Bylaws, effective December 4, 2009	8-K	000-32565	3.1	December 10, 2009
3.09.4		Amendment of Bylaws, effective as of February 13, 2017	S-3	333-217131	3.9.4	April 04, 2017
3.09.5		Amendment to Bylaws, effective July 30, 2019	8-K	001-36245	3.1	August 5, 2019
3.10		Certificate of Ownership dated October 3, 2012	8-K	000-32565	3.01	October 10, 2012
4.01		Form of Warrant (Private Placement)	8-K	001-36245	4.1	September 13, 2021
4.02		Form of Prefunded Warrant (Private Placement)	8-K	001-36245	4.2	September 13, 2021
4.03		Description of Registrant’s Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended					X
4.04		Form of Pre-Funded Warrant (Registered Direct Offering and Private Placement)	8-K	001-36245	4.1	October 20, 2022
4.05		Form of Private Placement Warrant (Registered Direct Offering and Private Placement)	8-K	001-36245	4.2	October 20, 2022
4.06		Form of Wainwright Warrant (Registered Direct Offering and Private Placement)	8-K	001-36245	4.3	October 20, 2022
10.01	*	Employment Agreement with Todd T. Mitchell dated May 28, 2019	10-Q	001-36245	10.2	May 5, 2020
10.02	*	Amended and Restated 2014 Equity Incentive Plan, as amended on June 17, 2020	8-K	001-36245	10.2	July 17, 2020
10.03	*	Form of Award of Deferred and Restricted Stock Units for 2014 Equity Incentive Plan	8-K	001-36245	10.3	July 17, 2020
10.04	*	Form of Stock Option Agreement for 2014 Equity Incentive Plan	10-K	001-36245	10.72	March 31, 2015

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

10.05	*	Form of Restricted Stock Award Agreement for 2014 Equity Incentive Plan	10-K	001-36245	10.73	March 31, 2015
10.06	*	Form of Restricted Stock Unit Award Agreement for 2014 Equity Incentive Plan	8-K	001-36245	10.1	October 3, 2018
10.07	*	Employee Agreement (Offer Letter) with Peter G. Bradley dated August 12, 2020	10-K	001-36245	10.21	February 25, 2021
10.08	*	Amendment No. 1 to Restricted Stock Unit Award Grant Notice and Award Agreement with Todd T. Mitchell, effective December 15, 2021	10-K	001-36245	10.08	March 17, 2022
10.09	*	Form of Indemnification Agreement for Officers and Directors	10-Q	000-32565	10.2	May 12, 2011
10.10	*	Form of Award of Contingently Granted Deferred and Restricted Stock Units for 2014 Equity Incentive Plan	10-K	001-36245	10-24	March 17, 2022

10.11		Agreement for Purchase and Sale with Republic Business Credit, LLC dated October 28, 2019	8-K	001-36245	10.1	November 1, 2019
10.12		Purchase Agreement dated December 17, 2019 (Public Offering)	8-K	001-36245	1.1	December 19, 2019
10.13		Form of Securities Purchase Agreement dated September 9, 2021 (Private Placement)	8-K	001-36245	10.1	September 13, 2021

10.14		Form of Registration Rights Agreement dated March 7, 2019	8-K	001-36245	10.3	March 13, 2019
10.15		At Market Issuance Sales Agreement with B Riley FBR, Inc	8-K	001-36245	10.1	March 30, 2020
10.16		Promissory Note dated as of April 15, 2020 (Paycheck Protection Program)	8-K	001-36245	10.1	April 16, 2002
10.17		Mortgage Agreement and Amendment for Purchase and Sale with Republic Business Credit, LLC, dated July 10, 2020	8-K	001-36245	10.1	July 17, 2020
10.18		Mortgage Agreement and Amendment for Purchase and Sale with Republic Business Credit, LLC, dated December 6, 2021	8-K	001-36245	10.1	December 10, 2021
10.19		Mortgage Agreement and Amendment for Purchase and Sale with Republic Business Credit, LLC, dated January 12, 2023	8-K	001-36245	10.1	January 19, 2023
10.20		Form of Securities Purchase Agreement (Registered Direct Offering and Private Placement)	8-K	001-36245	10.1	October 20, 2022
21		List of Subsidiaries					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

31.1		Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1		Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	@	Inline XBRL Instance Document					X
101.SCH	@	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	@	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	@	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	@	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	@	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
@

iXBRL (Inline Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICEBRAN TECHNOLOGIES

Date: March 16, 2023	By:	/s/ Peter G. Bradley
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

Signature	Title	Date

Principal Executive Officer:

/s/ Peter G. Bradley	Director and Executive Chairman	March 16, 2023
Peter G. Bradley

Principal Financial Officer and Principal Accounting Officer:

/s/ Todd T. Mitchell	Chief Financial Officer and Chief Operating Officer	March 16, 2023
Todd T. Mitchell

Additional Directors:

/s/ Will T. Black	Director	March 16, 2023
Will T. Black

/s/ David I. Chemerow	Director	March 16, 2023
David I. Chemerow

/s/ Jean M. Heggie	Director	March 16, 2023
Jean M. Heggie

/s/ Brent D. Rosenthal	Director and Chairman	March 16, 2023
Brent D. Rosenthal