Form 10-K/A
period 2022-12-31
RiceBran Technologies
filed 2023-04-14
CIK 1063537

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

Large accelerated filer ☐ Non-accelerated filer ☒	Accelerated filer ☐ Smaller reporting company ☒
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

EXPLANATORY NOTE

RiceBran Technologies (Company) is filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 16, 2023 (Original Filing), to include the information required by Part III of Form 10-K. The Part III information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2023 Annual Meeting of Shareholders. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.  This Amendment No. 1 is not intended to update any other information presented in the Original Filing. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No.1.  Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

FORM 10-K/A
Amendment No. 1

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of the current Board of Directors of the Company (Board), our executive officers and the principal offices and positions held by each person.

Name	Age	Position
Executive Officers
Peter G. Bradley	63	Executive Chairman
Todd T. Mitchell	56	Chief Operating Officer, Chief Financial Officer and Secretary

Non-Employee Directors
Brent D. Rosenthal (1)(2)(3)	51	Lead Independent Director
Will T. Black (1)(2)(3)	65	Director
David Chemerow (1)(2)(3)	71	Director
Jean M. Heggie (1)(2)(3)	66	Director

(1)	Current member of the Audit Committee.
(2)	Current member of the Compensation Committee.
(3)	Current member of the Nominating and Governance Committee.

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

Brent D. Rosenthal has served as a director since July 2016 and as lead independent director since August 2020. Mr. Rosenthal was non-executive chairman of our Board from July 2016 to August 2020. Mr. Rosenthal is the founder of Mountain Hawk Capital Partners, LLC, an investment fund focused on small and micro-cap equities in the food and technology media telecom (TMT) industries. Mr. Rosenthal also serves as lead director of the board of directors of Comscore (NASDAQ: SCOR) and on the board of directors of FLYHT Aerospace Solutions Ltd. (OTCX: FLYLF). Previously, Mr. Rosenthal was an advisor to the board of directors of Park City Group (NASDAQ: PCYG), a food safety and supply chain software company from 2015 to 2018. Mr. Rosenthal was a partner in affiliates of W.R. Huff Asset Management where he worked from 2002 to 2016. Mr. Rosenthal served on the board of directors of Rentrak (NASDAQ: RENT) from 2008 to 2016 and as non-executive chairman of the board from 2011 to 2016. He also served on the boards of directors of four privately-held Hispanic food companies. Earlier in his career, Mr. Rosenthal was director of mergers and acquisitions for RSL Communications Ltd. and served emerging media companies for Deloitte. Mr. Rosenthal is an inactive certified public accountant. Mr. Rosenthal earned his Bachelor of Science degree from Lehigh University and Master of Business Administration degree from the S.C. Johnson Graduate School of Management at Cornell University. The Board believes that Mr. Rosenthal’s experience investing in the food industry, independent board experience and business acumen are the attributes, skills, experiences and qualifications that allow Mr. Rosenthal to make a valuable contribution as one of our directors.

Will T. Black has served as our director since April 2022. Mr. Black currently serves as a commercial advisor for the Keto Swiss, AG, a ketone discovery and development company based in Basel, Switzerland, since 2020. He founded and has been chief executive officer of Single Track Consulting, LLC, focusing on global advisory for the nutrition and health sector, since 2019. Mr. Black has over thirty-five years of experience in the global health and nutrition industry. He served as the following in his career: senior vice president of sales and marketing at ChromaDex (NASDAQ: CDXC), a global bioscience company focused on the discovery and development of healthy aging nutraceutical ingredients, from 2016 to 2019; chief operating officer of Natreon, Inc. a proprietary botanical ingredient company, from 2015 to 2016; and global head of marketing of human nutrition and health for DSM Nutritional Products (AEX: DSM.AS), a world leader in the discovery and development of new nutraceutical ingredients and the world’s largest manufacturer of letter vitamins and Omega-3 fatty acids, from 2008 to 2015. Mr. Black also held senior leadership roles with DuPont Nutrition and Health (NYSE: DD) in sales, marketing, business development and site management for the Solae business unit, focusing on the development and applications of high-value soy proteins and fiber for the food, beverage and meat analogue industries, from 1995 to 2007. From 1989 to 1995, he served as director of operations for the specialty Human and Animal Nutrition unit of Solae, which developed and manufactured proprietary ingredients for use in the specialty baking, beverage and companion animal sectors. Mr. Black is a graduate of the University of Missouri with a degree in economics and business. The Board believes that Mr. Black’s extensive experience in the functional, high-value nutritional ingredient industry and deep knowledge of the dietary supplement and specialized food and beverage sectors will bring a unique and relevant perspective to the Board. Additionally, the Board believes Mr. Black’s operational experience and experience with publicly-traded companies, along with his business knowledge and acumen are the attributes, skills, experiences and qualifications that allow Mr. Black to make a valuable contribution as one of our directors.

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

Jean M. Heggie has served as our director since April 2022. Ms. Heggie is founder of Heggie & Associates, LLC, a food industry consultancy that provides strategic marketing counsel to companies and trade associations involved in the consumer food, food ingredient and ag-tech sectors. She has been active as a consultant and spokesperson for the United Soybean Board, a trade association representing the interests of U.S. soybean industry, since 2020. In 2020, Ms. Heggie retired from DuPont Nutrition & Biosciences (NYSE: DD) after a 33-year career in food ingredient marketing. At the time of her retirement, she was the global marketing lead for DuPont’s protein solutions business unit, leading the development and execution of the company’s strategic marketing plan supporting its plant protein portfolio from 2016 to 2020. Prior to that role, Ms. Heggie led DuPont’s North America regional industry team, consisting of regional marketing, innovation and product management leaders, in the execution of business initiatives in support of the company’s broader ingredient portfolio from 2013 to 2015. Ms. Heggie also held prior marketing and product management roles with Solae, LLC, DuPont Protein Technologies, Universal Flavors, Burns Philp Food Ingredients, Beck Flavors and Ralston Purina’s Protein Technologies International. Ms. Heggie received a Bachelor of Science degree in human nutrition, a Master of Science degree in education and a Master of Business Administration degree, all from the University of Missouri-Columbia. The Board believes that Ms. Heggie’s extensive experience in driving global strategic marketing plans, leading marketing execution, branding, communications and positioning initiatives, as well as her industry knowledge and success marketing food ingredients globally are the attributes, skills, experiences and qualifications that allow Ms. Heggie to make a valuable contribution as one of our directors.

Role of the Board; Corporate Governance Matters

Board Leadership Structure

The Board believes our governance structure follows a successful leadership model under which our executive chairman also serves in a role as acting chief executive of the Company. We recognize that different leadership models may work well for other companies at different times depending on individual circumstances, and we believe that the Company is well served by the combination of these roles as we seek to improve the performance of the Company and review our strategic alternatives. To enhance this approach and strengthen the oversight capabilities of the Board, we designated a lead independent director who is charged with working with the other independent directors in carrying out the strategic, governance, oversight and decision-making responsibilities of the Board.

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

Risk Oversight

Our Board is currently comprised of five (5) directors, four of whom are independent. The Board has three standing committees with separate chairs - Audit, Compensation, and Nominating and Governance. Our Audit Committee is responsible for overseeing risk management and at least annually reviews and discusses with management policies and systems pursuant to which management addresses risk, including risks associated with our audit, financial reporting, internal control, disclosure control, legal and regulatory compliance, and investment policies. Our Audit Committee also serves as the contact point for employees to report corporate compliance issues. Our Audit Committee regularly reviews with our Board any issues that arise in connection with such topics. Our full Board regularly engages in discussions of risk management to assess major risks facing the Company and review options for their mitigation. Each of our Board committees also considers the risk within its area of responsibilities. For example, our Compensation Committee periodically reviews enterprise risks to ensure that our compensation programs do not encourage excessive risk-taking and our Nominating and Governance Committee oversees risks related to governance issues.

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

Board Committees

During 2022, the Board held twenty-one meetings. Each then-current director attended at least 75% of those meetings during the period that director was on the board. Our Board and its committees set schedules to meet throughout the year and also can hold special meetings and act by written consent from time to time, as appropriate. Our Board has delegated various responsibilities and authority to its committees as generally described below. The committees regularly report on their activities and actions to the Board.

Audit Committee

The Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, assists the Board in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. The members of the Audit Committee are Brent D. Rosenthal, Will T. Black, David Chemerow, and Jean M. Heggie. Each member of the Audit Committee is independent under Nasdaq’s independence standards for audit committee members and within the meaning of Rule 10A-3 of the Exchange Act. The Board has determined that Brent D. Rosenthal and David Chemerow are each an “audit committee financial expert”, as defined by the rules of the SEC. The charter of the Audit Committee is available on our website at www.ricebrantech.com/investors/annual-meeting. The Audit Committee met six (6) times in 2022. Each then-current director attended at least 75% of those meetings during the period that the director was a committee member.

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

In fulfilling its duties and responsibilities, the Compensation Committee seeks periodic input, advice and recommendations from various sources, including our Board and our executive officers. The Committee at all times exercises independent discretion in its executive compensation decisions. The Compensation Committee met three (3) times in 2022. Each then-current director attended at least 75% of those meetings during the period that the director was a committee member.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for matters relating to the corporate governance of our Company and the nomination of members of the Board and committees thereof. The members of the Nominating and Governance Committee are Brent D. Rosenthal, Will T. Black, David Chemerow, and Jean M. Heggie and each member is independent under Nasdaq’s independence standards. The charter of the Nominating and Governance Committee is available on our website at www.ricebrantech.com/investors/annual-meeting. The Nominating and Governance Committee met one (1) time in 2022. Each then- current director attended those meetings during the period that the director was a committee member.

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

Nasdaq Board Diversity Matrix

The board diversity matrix set forth below reports self-identified diversity statistics for current directors.

Board Diversity Matrix (as of April 14, 2023)
Total Number of Directors	5
	Female	Male	Non-Binary	Gender Undisclosed
Gender Identity:
Directors	1	4	-
Demographic Background:
African American or Black	-	-	-	-
Alaskan Native or American Indian	-	-	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	1	3	-	-
Two or More Races or Ethnicities	-	-	-	-
LBGTQ+	-
Did not disclose demographic background	1

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors, our executive officers and beneficial owners of more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Directors, executive officers and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on the review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 2022, were met in a timely manner by the directors, executive officers and greater than 10% beneficial owners, except the reports described below. A restricted stock unit (RSU) under which issuance of Common Stock is deferred, once vested, to the date the holder is no longer providing services to RiceBran Technologies is referred to herein as a deferred stock unit (DSU). Each RSU represents a contingent right to receive one share of Common Stock or an equivalent cash payment.

Delinquent Section 16(a) Reports

The following reports were not submitted in time pursuant to Section 16(a) in the last fiscal year: a Form 4 reporting two DSU awards for each of Will T. Black, David Chemerow, Jean M. Heggie and Brent D. Rosenthal; a Form 4 reporting Common Stock issued upon vesting of an RSU, a Form 4 reporting three DSU awards and one RSU award for Peter G. Bradley and two Form 4s reporting Common Stock issued upon vesting of RSUs and a Form 4 reporting one RSU award for Todd T. Mitchell.

ITEM 11. EXECUTIVE COMPENSATION

In August 2022, our board of directors approved a 1 for 10 reverse split of our Common Stock. Our Common Stock began trading on a post-split basis on August 26, 2022. All share and per share information described in this Item 11 has been retrospectively adjusted for all prior periods presented giving retroactive effect to the reverse stock split.

We are currently considered a “smaller reporting company” for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a summary compensation table and an outstanding equity awards at fiscal year end table, as well as limited narrative disclosures. Further, our reporting obligations extend only to the individuals serving as our chief executive officer, and our two other most highly compensated executive officers, if any. For the fiscal year ended December 31, 2022, our “named executive officers” were:

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

Summary Compensation Table

The following table sets forth all compensation awarded, earned or paid to our named executive officers for services rendered to us in all capacities during fiscal years 2022 and 2021.

Name and Principal Position (1)	Year	Salary ($) (1)	Bonus ($)	Option Awards ($)	Stock Awards ($) (2)(3)(4)	Nonequity Incentive Plan Compensation ($) (5)	All Other Compensation ($)	Total ($)

Peter G. Bradley, Director and	2022	235,000	-	-	628,882	-	-	863,882
Executive Chairman	2021	180,000	-	-	318,055	-	-	498,055

Todd T. Mitchell, Chief Operating	2022	275,000	-	-	449,513	-	-	724,513
Officer and Chief Financial Officer	2021	265,000	-	-	75,000	20,000	-	360,000

(1)	Reflects the positions held by our named executive officers as of December 31, 2022. Mr. Mitchell resigned from his position with the Company in April 2023.
(2)
Amounts in this column reflect the grant date fair value, calculated in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 718 (FASB ASC Topic 718) and the SEC rules, of share and share-based awards granted to the named executive officers. The assumptions underlying these calculations are described in Note 2 and Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for 2022 filed with the SEC on March 16, 2023.

(3)
For 2022, amounts in this column relate to awards of RSUs (including DSUs) granted under the Amended and Restated 2014 Equity Incentive Plan (the 2014 Plan), which awards are discussed further in the “Narrative Disclosure to the Summary Compensation Table” section below. A portion of the amount included in this column for Mr. Bradley is attributable to an award of 13,158 DSUs granted to Mr. Bradley on July 14, 2022, as compensation for his service on the Board. The grant date fair value associated with this DSU award was calculated in the manner described in Note 2 above. For 2022, the amounts in this column also include the December 2021 RSU award to Mr. Mitchell of 100,000 RSUs, as discussed further in the “Narrative Disclosure to the Summary Compensation Table” section below, because the award was considered contingently granted in 2021 and did not have a grant date fair value under FASB ASC Topic 718 until 2022, when the contingency was resolved on July 14, 2022.

(4)
For 2021, amounts in this column relate to awards of Common Stock and RSUs (including DSUs) granted under the 2014 Plan, which awards are discussed further in the “Narrative Disclosure to the Summary Compensation Table” section below. A portion of the amount included in this column for Mr. Bradley is attributable to an award of 4,587 DSUs granted to Mr. Bradley on June 16, 2021, as compensation for his service on the Board. The grant date fair value associated with this DSU award was calculated in the manner described in Note 2 above. For 2021, the amounts in this column exclude the December 2021 RSU Board award to Mr. Mitchell of 100,000 RSUs, as discussed further in the “Narrative Disclosure to the Summary Compensation Table” section below, because the award was considered contingently granted in 2021 and thus did not have a grant date fair value under FASB ASC Topic 718 until 2022, when the contingency was resolved on July 14, 2022.

(5)
For 2021, the amount in this column reflect payments made to Mr. Mitchell pursuant to our bonus plan applicable to senior officers which contains written performance objectives that were communicated to Mr. Mitchell at the beginning of the fiscal year. Such amount was paid to Mr. Mitchell in 2022.

Narrative Disclosure to the Summary Compensation Table

The following is a brief description of the compensation arrangements we have with each of the named executive officers and the other compensation received by the named executive officers during 2022. All Common Stock, stock option, and RSU grants (including DSU grants) described below were made pursuant to the 2014 Plan.

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

Under the Offer Letter, Mr. Bradley is entitled to receive an annual cash salary of $180,000, an annual cash bonus award and stock grants under the 2014 Plan with a value of $10,000 for each month of his service. Whether any bonus award is earned by Mr. Bradley is determined in the complete discretion of the Board. We do not maintain a formal bonus plan, but historically, the Board has considered both individual and Company performance in determining whether annual bonuses have been earned. The Board determined that no annual bonus was earned by Mr. Bradley for the 2022 or 2021 fiscal years. Effective February 1, 2022, Mr. Bradley’s annual cash salary increased from $180,000 to $240,000 and the monthly stock grant value decreased from $10,000 to $5,000. Additionally, Mr. Bradley is eligible under the Offer Letter to participate in the benefit plans and programs we make available to similarly situated employees from time to time.

The monthly stock grant was in the form of shares of Common Stock for his service from January 2021 through November 2021 and in the form of DSUs for his service from December 2021 through December 2022. Each Common Stock and DSU award was fully vested on the applicable date of grant. The number of shares of Common Stock awarded or subject to a DSU, as applicable, was determined based on the weighted average closing price of our Common Stock for the ten trading days prior to the applicable date of grant.

Mr. Bradley received awards of RSUs and DSUs during 2022 in addition to the stock awards granted pursuant to the Offer Letter as described above. In March 2022, the Board granted Mr. Bradley 36,585 RSUs contingent upon shareholders approving an increase in the shares available for issuance under the 2014 Plan. Half of the RSUs vested on March 4, 2023, and the remainder vest on March 4, 2024, subject to Mr. Bradley’s continued employment through the applicable vesting date. In March 2022, the Board also granted Mr. Bradley 100,000 DSUs contingent upon shareholders approving an increase in the shares available for issuance under the 2014 Plan. The DSUs vest as to 20% of the units on March 4th of each of 2023, 2024, 2025, 2026 and 2027, subject to Mr. Bradley’s continued employment through the applicable vesting date. In July 2022, as compensation for his services as a director, the Board granted Mr. Bradley 13,158 DSUs which vest on the earlier of July 14, 2023, or one day prior to the next annual meeting of shareholders, subject to Mr. Bradley’s continued employment, or board service, through the vesting date.

Shareholders approved the increase in shares available under the 2014 Plan on July 14, 2022, and the grant date fair value reflected in the Summary Compensation Table above with respect to the awards granted contingent upon the increase was on July 14, 2022, the date the contingency was resolved under FASB ASC Topic 718.

Todd T. Mitchell, Chief Operating Officer and Chief Financial Officer

Mr. Mitchell was initially employed by us in May 2019, appointed chief financial officer effective July 1, 2019, and appointed chief operating officer effective December 7, 2021. We entered into an employment agreement with Mr. Mitchell on May 28, 2019, governing the terms of his employment (Employment Agreement). The term of Mr. Mitchell’s employment agreement renews automatically for successive one-year terms unless either party notifies the other party in writing at least ninety (90) days prior to the expiration of the then-effective term of such party’s intention not to renew the agreement. Under the Employment Agreement, Mr. Mitchell is entitled to receive an annual base salary of $235,000. Mr. Mitchell’s salary was increased from $235,000 to $275,000 effective April 1, 2021. Mr. Mitchell is eligible to participate in any bonus program that we adopt applicable to our senior officers. Mr. Mitchell is currently eligible to earn an annual cash bonus of up to 40% of his annual base salary based upon satisfaction of corporate and individual goals as determined by our Compensation Committee. The Compensation Committee determined that Mr. Mitchell earned an annual bonus of $20,000 for 2021 which was paid in 2022 and determined that no bonus was earned by Mr. Mitchell during 2022.

In December 2022, we entered into a retention agreement with Mr. Mitchell under which he is eligible for a cash bonus of $137,500, if he remains employed through June 30, 2023, or if he is terminated without cause prior to June 30, 2023 (Retention Agreement).

Under the Employment Agreement, Mr. Mitchell is eligible to receive equity awards at the discretion of the Board or the Compensation Committee. In March 2022, the Board granted Mr. Mitchell 18,293 RSUs contingent upon shareholders approving an increase in the number of shares available for issuance under the 2014 Plan. As noted above, such increase was approved by the shareholders on July 14, 2022. Half of the RSUs vested on March 4, 2023 and the remainder vest on March 4, 2024, subject to Mr. Mitchell’s continued employment through such date.

In February 2021, the Board granted Mr. Mitchell 7,812 RSUs. Half of the RSUs vest on February 26, 2022, and the remainder vest on February 26, 2023, subject to Mr. Mitchell’s continued employment through February 26, 2023. In December 2021, the Board granted Mr. Mitchell 100,000 RSUs. The RSUs will vest in full if a change of control of the Company occurs prior to December 31, 2026, provided that Mr. Mitchell remains in continuous service to the Company through the change of control date. However, if our shareholders approved an expansion of the shares available for issuance under the 2014 Plan prior to December 15, 2022, then the RSUs vest 20% on December 15th of each of 2022, 2023, 2024, 2025 and 2026, subject to Mr. Mitchell’s continuous employment through each such date. Because the award was considered contingently granted under FASB ASC Topic 718, no grant date fair value was associated with the award during 2021, and thus no amounts related to this award are reflected in the Summary Compensation Table until 2022, when the contingency was resolved.

Equity Compensation Arrangements – Amended and Restated 2014 Equity Incentive Plan (2014 Plan)

The Board adopted the 2014 Plan in June 2020, after it was approved by our shareholders. As of December 31, 2022, the total shares of Common Stock authorized for issuance under the plan, as amended, was 1,230,000 shares. Under the terms of the 2014 Plan, we may grant stock options, shares of Common Stock and other share-based awards to officers, directors, employees or consultants providing services on such terms as are determined by the Board. The Board administers the plan, determines vesting schedules on plan awards and may accelerate the vesting schedules for award recipients. The options granted under the 2014 Plan have terms of up to 10 years. As of December 31, 2022, awards for the issuance or purchase of 1,088,457 shares of Common Stock had been granted and remain outstanding (including common stock options, Common Stock, RSUs (including DSUs)) and 141,543 shares of Common Stock were reserved for future grants under the 2014 Plan.

Pension Benefits

Our named executive officers were eligible to participate in a defined contribution retirement plan qualified under subsection 401(k) of the Internal Revenue Code (the 401(k) Plan) in 2022. Named executive officers participating in the 401(k) Plan did not receive contributions from the Company into the 401(k) Plan in 2022. None of our named executive officers are currently covered by any other pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

None of our named executive officers are covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified. Mr. Bradley holds DSUs, issued as compensation for his service as a director which are discussed in “Director Compensation.” These DSUs are nonqualified deferred compensation awards.

Outstanding Equity Awards

The following table provides information as of December 31, 2022, regarding outstanding equity awards held by each of our named executive officers.

		Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (# Exercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (11)	Market Value of Shares or Units of Stock That Have Not Vested ($) (12)
Peter G. Bradley	(1)	-	-	-	-	7,812	5,781
	(2)	-	-	-	-	13,158	9,737
	(3)	-	-	-	-	36,585	27,073
	(4)	-	-	-	-	100,000	74,000
Todd T. Mitchell	(5)	-	-	-	-	3,907	2,891
	(6)	-	-	-	-	18,293	13,537
	(7)	-	-	-	-	80,000	59,200
	(8)	6,718	782	29.00	5/28/2029	-	-
	(9)	4,310	4,310	12.30	1/28/2030	-	-
	(10)	1,100	1,100	11.10	3/31/2030	-	-

(1)	Represents shares subject to RSUs. Unvested units vested February 26, 2023, subject to Mr. Bradley’s continued employment or service to the Company through that date.
(2)
Represents shares subject to DSUs. Unvested units vest the earlier of July 14, 2023, or one day prior to the next annual shareholder meeting, subject to Mr. Bradley’s continued service to the Company through the applicable date.

(3)
Represents shares subject to RSUs. Unvested units vested 50% on March 4, 2023, and vest 50% on March 4, 2024, subject to Mr. Bradley’s continued employment or service to the Company through each such date.

(4)
Represents shares subject to DSUs. Unvested units vest 20% on March 4th of each of 2023, 2024, 2025, 2026 and 2027, subject to Mr. Bradley’s continued employment or service to the Company through each such date.

(5)	Represents shares subject to RSUs. Unvested units vested February 26, 2023, subject to Mr. Mitchell’s continued employment or service to the Company through that date.
(6)
Represents shares subject to RSUs. Unvested units vested 50% on March 4, 2023, and vest 50% on March 4, 2024, subject to Mr. Mitchell’s continued employment or service to the Company through each such date.

(7)
Represents shares subject to RSUs. Unvested units vest 20% on December 15th of each of 2023, 2024, 2025 and 2026, subject to Mr. Mitchell’s continued employment or service to the Company through each such date.

(8)
Unvested options vest and become exercisable in five equal monthly installments ending May 28, 2023, subject to Mr. Mitchell’s continued employment with the Company through the applicable vesting date.

(9)
Unvested options vest and become exercisable in two equal annual installments ending January 28, 2024, subject to Mr. Mitchell’s continued employment with the Company through the applicable vesting date.

(10)
Unvested options vest and become exercisable in two equal annual installments ending March 31, 2024, subject to Mr. Mitchell’s continued employment with the Company through the applicable vesting date.

(11)
This table excludes 50,889 of vested DSUs held by Mr. Bradley as of December 31, 2022, for which settlement is deferred until the date Mr. Bradley is no longer providing services to the Company. The market value of the vested DSUs as of December 31, 2022, was $37,658, which amount was calculated by multiplying the number of shares underlying the vested DSUs by $0.74, the closing price of our Common Stock on December 30, 2022, the last trading day of 2022.

(12)
Amounts in this column were calculated by multiplying the number of shares underlying the unvested awards by $0.74, the closing price of our Common Stock on December 30, 2022, the last trading day of 2022.

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

In addition to the consideration described above, the amount of compensation payable to Mr. Mitchell for termination or a change of control under the Employment Agreement and Retention Agreement is discussed below.

Termination Without Cause, for Good Reason, or due to Death. In the event employment is terminated (i) by us other than for Cause, (ii) by the employee for Good Reason, or (iii) due to the employee’s death, Mr. Mitchell shall be entitled to a cash lump sum payment in an amount equal to the current base annual salary he would have been paid during the 90-day period following such termination. Further, under the Retention Agreement, Mr. Mitchell is eligible for a cash bonus of $137,500, if he remains employed through June 30, 2023, or if he is terminated without cause prior to June 30, 2023.

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

Further, certain awards granted to our named executive officers under the 2014 Plan provide for accelerated vesting in the event of a Change of Control Transaction that occurs prior to a certain date. If a Change of Control Transaction occurs prior to the Outside Date described in the table below, so long as the holder of the award remains in continuous service with the Company through the consummation of the Change of Control Transaction, 100% of the unvested units awarded will vest immediately upon the consummation of such Change of Control Transaction The following table lists the awards held by our named executive officers that were outstanding as of December 31, 2022, which contain this provision for potential accelerated vesting in the event of a Change of Control Transaction:

Holder	Type of Award	Units That Have Not Vested as of December 31, 2022 (#)	Date of Award	Outside Date
Peter G. Bradley	RSU	36,585	March 4, 2022	March 4, 2024
Todd T. Mitchell	RSU	18,293	March 4, 2022	March 4, 2024
Peter G. Bradley	DSU	100,000	March 4, 2022	March 4, 2027
Todd T. Mitchell	RSU	80,000	December 15, 2021	December 31, 2026

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

Director Compensation

Our Compensation Committee adopted a comprehensive director compensation program to attract and retain qualified non-employee directors who are critical to our future value, growth and governance. From January 1, 2022, to June 30, 2022, non-employee directors received the annual retainer and committee fees described in the table below for serving as directors and as members of committees of our Board.

	General Board Service ($)	Audit Committee ($)	Nominating and Governance Committee ($)	Compensation Committee ($)	Executive Committee ($)

General board service - all directors	50,000	-	-	-	-
Service as lead independent director	50,000	-	-	-	-
Committee assignments:
Committee chair	-	18,000	9,500	10,000	12,000
Members	-	8,000	4,500	5,000	12,000

Effective July 1, 2022, the Compensation Committee modified the compensation program to (i) reflect a reduction in committee chair fees, (ii) eliminate an additional fee for the lead independent director, (iii) eliminate fees for committee membership, and (iv) eliminate fees related to the executive committee. The current compensation package for our non-employee directors provides for a mix of cash and equity-based compensation. Effective July 1, 2022, and currently, non-employee directors receive the annual retainer and committee fees described in the table below for serving as directors and as members of committees of our Board.

	General Board Service ($)	Audit Committee ($)	Nominating and Governance Committee ($)	Compensation Committee ($)

General board service	50,000	-	-	-
Committee chair	-	10,000	4,000	4,000

For 2022, the Compensation Committee approved payment of the annual retainer amounts and committee fees listed in the table above in quarterly installments, under the 2014 Plan. The Compensation Committee elected to pay such installments in the form of cash in the first quarter of 2022 and in the form of grants of immediately-vested DSUs for the other quarters of 2022. The number of shares of Common Stock subject to these regular board fee DSUs was determined based on the closing price of our Common Stock on the last day of the applicable quarter. We reimburse all directors for travel required in connection with their service on the Board and other necessary business expenses incurred in the performance of director services and extend coverage to them under our directors and officers indemnity insurance policies.

In addition to the compensation in the table above, under the director compensation program, each director is entitled to receive an annual fixed equity grant under the 2014 Plan on the date of the annual shareholder meeting as compensation for their services. In 2022, the value of the annual grant was $50,000 for each director. In 2022, the Compensation Committee approved payment of the annual fixed equity grants in the form of grants of DSUs. The number of shares of Common Stock subject to these DSUs was determined based on the closing price of our Common Stock on the grant date. The DSUs will vest on the earlier of one year from the date of grant or one day prior to the next annual meeting of our shareholders, subject to the director’s continued service to the Company through the applicable date.

Director Compensation Table

The following director compensation table sets forth summary information concerning the compensation paid to our non-employee directors in 2022. The compensation paid to our employee directors during 2022 in respect of their service on the Board is reflected in the Summary Compensation Table above under “Executive Compensation.”

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($)	Stock Awards ($) (2) (3)	All Other Compen-sation ($)	Total ($)
Will T. Black	-	-	83,333	-	83,333
Beth L. Bronner	17,000	-	-	-	17,000
David Chemerow	21,250	-	101,250	-	122,500
Ari Gendason	17,875	-	-	-	17,875
Jean M. Heggie	-	-	86,000	-	86,000
Brent D. Rosenthal	33,625	-	110,625	-	144,250

(1)	Amounts shown in this column reflect the annual aggregate dollar amount of all cash fees earned for 2022 services as a director, including annual retainer fees, committee and/or chairmanship fees.

(2)
Amounts shown in this column reflect the grant date fair value, determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (FASB ASC Topic 718), of DSUs granted for 2022 services under the 2014 Plan. For additional information regarding the assumptions underlying this calculation please see Note 2 and Note 10 of “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K filed with the SEC on March 16, 2023. The DSUs were granted on July 14, 2022, and vest on the earlier of July 14, 2023, or one day prior to the next annual shareholder meeting, for general board service. Further information on the DSUs granted to our non-employee directors for 2022 services is presented in the table below:

	Annual Fixed Equity Grant		Regular Board Fees
Name	Shares of Common Stock Subject to DSUs (#)	Grant Date Fair Value per Share ($)	Shares of Common Stock Subject to DSUs (#)	Grant Date Fair Value per Share ($)
Will T. Black	13,158	3.80	26,030	1.28
David Chemerow	13,158	3.80	34,197	1.50
Jean M. Heggie	13,158	3.80	28,113	1.28
Brent D. Rosenthal	13,158	3.80	34,593	1.75

(3)
As of December 31, 2022, the aggregate number of outstanding stock awards held by each of our non-employee directors is as follows: with respect to unvested DSUs, 13,158 by each of Will T. Black, David Chemerow, Jean M. Heggie and Brent D. Rosenthal; with respect to vested DSUs for which settlement is deferred, 26,030 by Will T. Black, 55,640 by David Chemerow, 28,113 by Jean M. Heggie and 64,053 by Brent D. Rosenthal. All outstanding equity awards held by Mr. Bradley, including awards granted in respect of his service on the Board, are reported in the Outstanding Equity Awards at Fiscal Year End table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERMATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 14, 2023, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of that class or series of our stock, (ii) each of our directors and director nominees, (iii) each of the named executive officers, and (iv) all directors and current executive officers as a group. For purposes of this section, “named executive officers” shall mean: (i) each person who served as our chief executive officer and/or executive chairman during fiscal year 2022; (ii) the two most highly compensated executive officers other than the chief executive officer and/or executive chairman who were serving as executive officers at the end of fiscal year 2022, if any; and (iii) up to two additional individuals for whom disclosure would have been provided in the table below, but for the fact that such persons were not serving as executive officers as of the end of fiscal year 2022.

The table is based on information provided to us or filed with the SEC by our directors, executive officers and principal shareholders. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Shares of Common Stock issuable upon exercise or conversion of options and warrants that are currently exercisable or are exercisable within 60 days after April 14, 2023, and shares underlying RSUs (including DSUs) vesting within 60 days after April 14, 2023, are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities but are not deemed outstanding for computing the percentage of any other shareholder. Unless otherwise indicated, the address for each shareholder listed in the following table is c/o RiceBran Technologies, 25420 Kuykendahl Rd., Suite B300, Tomball, Texas 77375.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage (1)
Will T. Black (2)	26,030	*
Peter G. Bradley (3)	128,275	1.98%
David Chemerow (4)	82,163	1.27%
Jean M. Heggie (5)	28,113	*
Todd T. Mitchell (6)	83,700	1.31%
Brent D. Rosenthal (7)	105,620	1.64%

All directors and executive officers as a group (6 persons) (8)	453,901	6.82%
* less than 1%

(1)	The applicable percentage of ownership is based on 6,392,434 shares of our Common Stock outstanding as of April 14, 2023.
(2)	Includes 26,030 shares underlying DSUs.
(3)	Includes 70,889 shares underlying DSUs.
(4)	Includes 55,640 shares underlying DSUs. Includes 26,033 shares held by the David I. Chemerow 1992 Trust.

(5)	Includes 28,113 shares underlying DSUs.
(6)	Includes 15,615 shares issuable upon exercise of options.
(7)	Includes 64,053 shares underlying DSUs.
(8)	Includes 15,615 shares issuable upon exercise of options and 244,725 shares underlying DSUs.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2022, certain information with respect to the 2014 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)(3)
Equity compensation plans approved by shareholders	646,842	$19.10	141,543
Equity compensation plans not approved by shareholders	-	-	-
Total	646,842	$19.10	141,543

(1)
This amount reflects the number of shares of Common Stock to be issued upon vesting of 201,028 RSUs, excluding DSUs, 390,515 shares of Common Stock subject to DSUs, 224,725 of which are vested, but for which settlement is deferred to the date the holder is no longer providing service to RiceBran Technologies and 55,299 shares of Common Stock to be issued upon the exercise of stock options.

(2)	The weighted-average exercise price excludes shares underlying RSUs (including DSUs), which do not have an exercise price.
(3)	Represents shares reserved for future issuance under the 2014 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Parties

As provided in our Audit Committee charter, our Audit Committee reviews and approves, unless otherwise approved by our Compensation Committee, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds the lesser of (a) $120,000 or (b) one percent of the average of our total assets at the end of our last two completed fiscal years, and in which any director, director nominee, executive officer or holder of more than 5% of any class of our capital stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest (each such transaction, a Related Party Transaction). Each Related Party Transaction that occurred since January 1, 2021, has been approved by our Board, Audit Committee or Compensation Committee.

Related Party Transactions

Other than compensation described above in “Executive Compensation,” “Director Compensation” and “Director Compensation Table”, we believe that there have been no Related Party Transactions since January 1, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

RSM US LLP has been appointed by the Audit Committee to continue as our registered public accountants for the fiscal year ending December 31, 2023. Shareholder ratification of RSM US LLP as our independent registered public accounting firm is not required by our Bylaws or otherwise. The Board is seeking such ratification as a matter of good corporate practice. If the shareholders fail to ratify the selection of RSM US LLP as our independent public accountants, the Audit Committee will consider whether to retain that firm for the year ending December 31, 2023. Even if the selection is ratified, we may appoint a different independent public accounting firm during the year if the Audit Committee determines that such a change would be in the best interests of us and our shareholders. We expect a representative of RSM US LLP to be present at the Annual Meeting or otherwise be available to make a statement or respond to appropriate questions.

Fees Billed by Independent Registered Public Accounting Firms

The following table presents fees for professional services rendered by our independent registered public accounting firm, RSM US LLP, Houston, Texas.

	2022	2021
Audit fees	$370,000	$340,000
Audit-related fees	26,000	26,000
Tax fees	-	-
All other fees	-	-
Total	$396,000	$366,000

Audit fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and the review of our financial statements included in our quarterly filings on Form 10-Q, as well as services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

Audit-related fees

Audit-related fees in 2022 and 2021 relate to consents and comfort letters provided in connection with filings on Form S-1 and Form S-3.

Tax fees

There were no tax fees in 2022 or 2021.

All other fees

There were no other fees in 2022 or 2021.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

3.01.01	Restated and Amended Articles of Incorporation filed with the Secretary of State of California on December 13, 2001	10-KSB	000-32565	3.3	April 16, 2002
3.01.02	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on August 4, 2003	SB-2	333-129839	3.01.1	November 21, 2005
3.01.03	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on October 31, 2003	10-QSB	000-32565	3.4	November 19, 2003
3.01.04	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on September 29, 2005	SB-2	333-129839	3.03	November 21, 2005
3.01.05	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on August 20, 2007	10-Q	000-32565	3.1	August 14, 2007
3.01.06	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on June 30, 2011	8-K	000-32565	3.1	July 5, 2011
3.01.07	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on July 12, 2013	10-Q	000-32565	3.1	August 14, 2013
3.01.08	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on May 30, 2014	S-3	333-196541	3.01.08	June 5, 2014
3.01.09	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on February 15, 2017	S-3	333-217131	3.1.9	April 04, 2017
3.01.10	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on June 18, 2020	10-Q	001-36245	3.1	August 12, 2020
3.01.11	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of California on August 25, 2022	8-K	000-32565	3.1	August 25, 2022
3.02	Certificate of Designation of the Rights, Preferences, and Privileges of the Series A Preferred Stock filed with the Secretary of State of California on December 13, 2001	SB-2	333-89790	4.1	June 4, 2002
3.03	Certificate of Determination, Preferences and Rights of Series B Convertible Preferred Stock filed with the Secretary of State of California on October 4, 2005	8-K	000-32565	3.1	October 4, 2005
3.04	Certificate of Determination, Preferences and Rights of Series C Convertible Preferred Stock filed with the Secretary of State of California on May 10, 2006	8-K	000-32565	3.1	May 15, 2006
3.05	Certificate of Determination, Preferences and Rights of the Series D Convertible Preferred Stock, filed with the Secretary of State of California on October 17, 2008	8-K	000-32565	3.1	October 20, 2008
3.06	Certificate of Determination, Preferences and Rights of the Series E Convertible Preferred Stock, filed with the Secretary of State of California on May 7, 2009	8-K	000-32565	3.1	May 8, 2009
3.07	Certificate of Determination, Preferences and Rights of the Series F Convertible Preferred Stock, filed with the Secretary of State of California on February 18, 2016	8-K	001-36245	3.1	February 23, 2016

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith
3.08		Form of Certificate of Determination of Preferences and Rights of Series G Convertible Preferred Stock, filed with the Secretary of State of California on February 9, 2017	8-K	001-36245	3.1	February 15, 2017
3.09.1		Bylaws	SB-2	333-134957	3.05	June 12, 2006
3.09.2		Amendment of Bylaws, effective June 19, 2007	8-K	000-32565	3.1	June 25, 2007
3.09.3		Amendment of Bylaws, effective December 4, 2009	8-K	000-32565	3.1	December 10, 2009
3.09.4		Amendment of Bylaws, effective as of February 13, 2017	S-3	333-217131	3.9.4	April 04, 2017
3.09.5		Amendment to Bylaws, effective July 30, 2019	8-K	001-36245	3.1	August 5, 2019
3.10		Certificate of Ownership dated October 3, 2012	8-K	000-32565	3.01	October 10, 2012
4.01		Form of Warrant (Private Placement)	8-K	001-36245	4.1	September 13, 2021
4.02		Form of Prefunded Warrant (Private Placement)	8-K	001-36245	4.2	September 13, 2021
4.03		Description of Registrant’s Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended					X^
4.04		Form of Pre-Funded Warrant (Registered Direct Offering and Private Placement)	8-K	001-36245	4.1	October 20, 2022
4.05		Form of Private Placement Warrant (Registered Direct Offering and Private Placement)	8-K	001-36245	4.2	October 20, 2022
4.06		Form of Wainwright Warrant (Registered Direct Offering and Private Placement)	8-K	001-36245	4.3	October 20, 2022
10.01	*	Employment Agreement with Todd T. Mitchell dated May 28, 2019	10-Q	001-36245	10.2	May 5, 2020
10.02	*	Amended and Restated 2014 Equity Incentive Plan, as amended on June 17, 2020	8-K	001-36245	10.2	July 17, 2020
10.03	*	Form of Award of Deferred and Restricted Stock Units for 2014 Equity Incentive Plan	8-K	001-36245	10.3	July 17, 2020
10.04	*	Form of Stock Option Agreement for 2014 Equity Incentive Plan	10-K	001-36245	10.72	March 31, 2015
10.05	*	Form of Restricted Stock Award Agreement for 2014 Equity Incentive Plan	10-K	001-36245	10.73	March 31, 2015
10.06	*	Form of Restricted Stock Unit Award Agreement for 2014 Equity Incentive Plan	8-K	001-36245	10.1	October 3, 2018
10.07	*	Employee Agreement (Offer Letter) with Peter G. Bradley dated August 12, 2020	10-K	001-36245	10.21	February 25, 2021
10.08	*	Amendment No. 1 to Restricted Stock Unit Award Grant Notice and Award Agreement with Todd T. Mitchell, effective December 15, 2021	10-K	001-36245	10.08	March 17, 2022
10.09	*	Form of Indemnification Agreement for Officers and Directors	10-Q	000-32565	10.2	May 12, 2011
10.10	*	Form of Award of Contingently Granted Deferred and Restricted Stock Units for 2014 Equity Incentive Plan	10-K	001-36245	10-24	March 17, 2022

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith
10.11		Agreement for Purchase and Sale with Republic Business Credit, LLC dated October 28, 2019	8-K	001-36245	10.1	November 1, 2019
10.12		Purchase Agreement dated December 17, 2019 (Public Offering)	8-K	001-36245	1.1	December 19, 2019
10.13		Form of Securities Purchase Agreement dated September 9, 2021 (Private Placement)	8-K	001-36245	10.1	September 13, 2021
10.14		Form of Registration Rights Agreement dated March 7, 2019	8-K	001-36245	10.3	March 13, 2019
10.15		At Market Issuance Sales Agreement with B Riley FBR, Inc	8-K	001-36245	10.1	March 30, 2020
10.16		Promissory Note dated as of April 15, 2020 (Paycheck Protection Program)	8-K	001-36245	10.1	April 16, 2002
10.17		Mortgage Agreement and Amendment for Purchase and Sale with Republic Business Credit, LLC, dated July 10, 2020	8-K	001-36245	10.1	July 17, 2020
10.18		Mortgage Agreement and Amendment for Purchase and Sale with Republic Business Credit, LLC, dated December 6, 2021	8-K	001-36245	10.1	December 10, 2021
10.19		Mortgage Agreement and Amended for Purchase and sale with Republic Business Credit, LLC, dated January 12, 2023	8-K	001-36245	10.1	January 19, 2023
10.20		Form of Securities Purchase Agreement (Registered Direct Offering and Private Placement)	8-K	001-36245	10.1	October 20, 2022
10.21	*	Retention Agreement with Todd Mitchell					+
21		List of Subsidiaries					X^
23.1		Consent of Independent Registered Public Accounting Firm					X^
24.1		Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)
31.1		Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X+
31.2		Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X+
32.1		Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X^
101.INS	@	Inline XBRL Instance Document					X^
101.SCH	@	Inline XBRL Taxonomy Extension Schema Document					X^
101.CAL	@	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X^
101.DEF	@	Inline XBRL Taxonomy Extension Definition Linkbase Document					X^
101.LAB	@	Inline XBRL Taxonomy Extension Label Linkbase Document					X^
101.PRE	@	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X^
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

EXHIBIT INDEX

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
^	Previously filed on March 16, 2023, as an exhibit to the Original Filing.
+	Filed herewith.
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

RICEBRAN TECHNOLOGIES

Date: April 14, 2023	By:	/s/ Peter G. Bradley
Peter G. Bradley
Director and Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Peter G. Bradley	Director and Executive Chairman	April 14, 2023
Peter G. Bradley

Principal Financial Officer and Principal Accounting Officer:

/s/ Todd T. Mitchell	Chief Operating Officer and Chief Financial Officer	April 14, 2023
Todd T. Mitchell

Additional Directors:

*	Director	April 14, 2023
Will T. Black

*	Director	April 14, 2023
David I. Chemerow

*	Director	April 14, 2023
Jean M. Heggie

*	Lead Independent Director	April 14, 2023
Brent D. Rosenthal

*	By:	/s/ Peter G. Bradley
Peter G. Bradley
Attorney-in-fact