Form 10-Q
period 2023-03-31
RiceBran Technologies
filed 2023-05-11
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2023, there were 6,392,434 shares of common stock outstanding.

RiceBran Technologies

Index

Form 10-Q

Cautionary Note about Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” concerning our operations, economic performance and financial condition. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue, liquidity or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services, products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. The forward-looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those projected in such forward-looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022. Forward-looking statements speak only as of the date on which they are made, and we disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report.

Unless the context requires otherwise, references to “we,” “us,” “our” and “the Company” refer to RiceBran Technologies and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RiceBran Technologies

Condensed Consolidated Statements of Operations

(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022

Revenues	$9,269	$10,559
Cost of goods sold	9,551	10,057
Gross profit (loss)	(282)	502
Selling, general and administrative expenses	1,731	1,692
Operating loss	(2,013)	(1,190)
Other income (expense):
Interest income	19	1
Interest expense	(196)	(126)
Change in fair value of derivative warrant liability	(28)	(171)
Other expense	(60)	(34)
Other income	256	4
Loss before income taxes	(2,022)	(1,516)
Income tax expense	(6)	-
Net loss	$(2,028)	$(1,516)

Loss per common share:
Basic	$(0.31)	$(0.29)
Diluted	$(0.31)	$(0.29)

Weighted average number of shares outstanding:
Basic	6,567,978	5,252,996
Diluted	6,567,978	5,252,996

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies

Condensed Consolidated Balance Sheets

(Unaudited) (in thousands, except share amounts)

	March 31,	December 31,
	2023	2022

Current assets:
Cash and cash equivalents	$3,412	$3,941
Accounts receivable, net of allowance for credit losses of $8 and $27	3,337	3,703
Inventories	2,562	2,378
Other current assets	989	1,046
Total current assets	10,300	11,068
Property and equipment, net	14,214	14,207
Operating lease right-of-use assets	1,686	1,778
Intangible assets	351	380
Total assets	$26,551	$27,433

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,869	$1,232
Commodities payable	1,818	1,546
Accrued salary, wages and benefits	926	696
Accrued legal	625	595
Accrued expenses	333	529
Operating lease liabilities, current portion	364	391
Due under bank line of credit	1,868	1,832
Due under factoring agreement	2,801	3,150
Due under insurance premium finance agreements	207	185
Finance lease liabilities, current portion	160	125
Long-term debt, current portion	1,192	996
Total current liabilities	12,163	11,277
Operating lease liabilities, less current portion	1,430	1,557
Finance lease liabilities, less current portion	504	325
Long-term debt, less current portion	1,152	1,296
Derivative warrant liability	97	69
Total liabilities	15,346	14,524
Commitments and contingencies
Shareholders' equity:
Preferred stock, 20,000,000 shares authorized:
Series G, convertible, 3,000 shares authorized, stated value $150,	75	75
150 shares, issued and outstanding
Common stock, no par value, 15,000,000 shares authorized,
6,384,934 shares and 6,309,509 shares, issued and outstanding	328,875	328,551
Accumulated deficit	(317,745)	(315,717)
Total shareholders' equity	11,205	12,909
Total liabilities and shareholders' equity	$26,551	$27,433

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies

Condensed Consolidated Statements of Cash Flows

(Unaudited) (in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities:
Net loss	$(2,028)	$(1,516)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	517	516
Amortization	29	43
Stock and share-based compensation	324	246
Change in fair value of derivative warrant liability	28	171
Other	(78)	(48)
Changes in operating assets and liabilities:
Accounts receivable	385	(493)
Inventories	(184)	(39)
Accounts payable and accrued liabilities	616	884
Commodities payable	272	589
Other	57	(163)
Net cash provided by (used in) operating activities	(62)	190
Cash flows from investing activities:
Purchases of property and equipment	(230)	(157)
Proceeds from insurance on involuntary conversion	-	109
Net cash used in investing activities	(230)	(48)
Cash flows from financing activities:
Advances on factoring agreement	8,559	8,856
Payments on factoring agreement	(8,908)	(8,797)
Advances of bankline of credit	36	-
Advances on insurance premium finance agreements	206	374
Payments on insurance premium finance agreements	(184)	(219)
Proceeds from debt, net of issuance costs	2,494	-
Payments of debt and finance lease liabilities	(2,440)	(313)
Net cash used in financing activities	(237)	(99)
Net change in cash and cash equivalents	$(529)	$43

Cash and cash equivalents, beginning of period	3,941	5,825
Cash and cash equivalents, end of period	3,412	5,868
Net change in cash and cash equivalents	$(529)	$43

Supplemental disclosures:
Cash paid for interest	$193	$118
Cash paid for income taxes	$1	$-

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

These interim financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2022, which included all disclosures required by generally accepted accounting principles.

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

We produce SRB from four locations: two facilities located within supplier-owned rice mills in California; and two company-owned facilities in Louisiana and the Arkansas delta region. We produce SRB derivatives at our Dillon, Montana, facility and we operate two specialty milling facilities, a rice mill in Arkansas, Golden Ridge, and a barley and oats mill in Minnesota, MGI.

Segment Reporting

Given the integrated nature of the products we produce and the facilities in which we produce them, we have one reporting unit and one operating segment, as defined in applicable accounting guidance, specialty ingredients.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent accounting standards not yet adopted

There are no accounting standard(s) not yet adopted that will, or are expected to, result in a significant change in practice and/or have a significant financial impact on our financial position, results of operations or cash flows.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Recently adopted accounting standards.

In June 2016, the Financial Accounting Standards Board issued guidance ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which changes the accounting for credit losses for certain instruments, including trade receivables, from an incurred loss method to a current expected loss method. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. We adopted the guidance, and subsequent guidance related to the topic, effective January 1, 2023. Adoption of the standard had no significant impact on our results of operations, financial position, or cash flows as of January 1, 2023. Our provision for doubtful accounts, recoveries of doubtful accounts and accounts receivable charge-offs were immaterial in all periods presented.

NOTE 4. CASH AND CASH EQUIVALENTS

As of March 31, 2023, we have $2.7 million of cash and cash equivalents invested in a money market fund with net assets invested in U.S. Dollar denominated money market securities of domestic and foreign issuers, U.S. Government securities and repurchase agreements. We consider all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

We have cash on deposit in excess of federally insured limits at a bank. We do not believe that maintaining substantially all such assets with the bank or investing in a liquid mutual fund represent material risks.

NOTE 5. ACCOUNTS RECEIVABLE AND REVENUES

Revenues in the three months ended March 31, 2023 and 2022, include $0.1 million, or less, in unearned revenue as of the end of the prior year.

Our accounts receivable potentially subject us to significant concentrations of credit risk. Revenues and accounts receivable from significant customers (customers with revenue or accounts receivable in excess of 10% of consolidated totals) are stated below as a percent of consolidated totals.

	Customer
	A	B	C	D	E
% of revenue, three months ended March 31, 2023	17%	10%	7%	3%	2%
% of revenue, three months ended March 31, 2022	-%	11%	5%	2%	11%

% of accounts receivable, as of March 31, 2023	-%	22%	10%	12%	1%
% of accounts receivable, as of December 31, 2022	19%	12%	4%	9%	-%

The following table presents revenues by geographic area shipped to (in thousands).

	Three Months Ended March 31,
	2023	2022
United States	$8,947	$10,246
Other countries	322	313
Revenues	$9,269	$10,559

NOTE 6. INVENTORIES

The following table details the components of inventories (in thousands).

	March 31,	December 31,
	2023	2022
Finished goods	$1,937	$1,737
Raw materials	386	423
Packaging	239	218
Inventories	$2,562	$2,378

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7. PROPERTY AND EQUIPMENT

The following table details the components of property and equipment (amounts in thousands).

	March 31,	December 31,
	2023	2022	Estimated Useful Lives (years)
Land	$730	$730
Furniture and fixtures	259	259	5-10
Plant	10,095	10,095	20-40, or life of lease
Computer and software	450	450	3-5
Leasehold improvements	1,838	1,838	4-15, or life of lease
Machinery and equipment	16,227	15,703	5-15
Property and equipment, cost	29,599	29,075
Less accumulated depreciation	15,385	14,868
Property and equipment, net	$14,214	$14,207

Amounts payable for property and equipment included in accounts payable and accrued liabilities totaled $0.1 million at March 31, 2023, and December 31, 2022. Assets which had not yet been placed in service, included in property and equipment, totaled $1.7 million at March 31, 2023, and $1.2 million at December 31, 2022.

NOTE 8. LEASES

The components of lease expense and cash flows from leases (in thousands) follow.

	Three Months Ended March 31,
	2023	2022
Finance lease cost:
Amortization of right-of use assets, included in cost of goods sold	$15	$20
Interest on lease liabilities	18	2
Operating lease cost, included in selling, general and administrative expenses:
Fixed lease cost	129	129
Variable lease cost	51	46
Short-term lease cost	43	7
Total lease cost	$256	$204

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$18	$2
Operating cash flows from operating leases	$129	$129
Financing cash flows from finance leases	$36	$24

As of March 31, 2023, variable lease payments do not depend on a rate or index. As of March 31, 2023, property and equipment, net, includes $0.6 million of finance lease right-of-use-assets, with an original cost of $1.1 million. As of December 31, 2022, property and equipment, net, includes $0.2 million of finance lease right-of-use-assets, with an original cost of $0.9 million. During the three months ended March 31, 2023, we financed the purchase of $0.2 million of property and equipment in noncash finance lease transactions. During the three months ended March 31, 2022, we financed the purchase of less than $0.1 million of property and equipment in noncash finance lease transactions.

As of March 31, 2023, we do not believe it is certain that we will exercise any renewal options. The remaining terms of our leases and the discount rates used in the calculation of our lease liabilities as of March 31, 2023, follows.

	Operating Leases			Finance Leases
Remaining leases terms (in years)	0.6	-	9.9	0.1	-	4.8
Weighted average remaining lease terms (in years)		5.3			4.3
Discount rates	6.3%	-	9.0%	2.8%	-	11.6%
Weighted average discount rate		7.8%			9.3%

Maturities of lease liabilities as of March 31, 2023, follow (in thousands).

	Operating	Finance
	Leases	Leases
2023 (nine months ended December 31, 2023)	$337	$180
2024	429	182
2025	439	167
2026	451	164
2027	232	125
Thereafter	346	3
Total lease payments	2,234	821
Amounts representing interest	(440)	(157)
Present value of lease obligations	$1,794	$664

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9. DEBT

We finance certain amounts owed for annual insurance premiums under financing agreements. As of March 31, 2023, amounts due under insurance premium financing agreements are due in monthly installments of principal and interest through November 30, 2023, at an interest rate of 7.3% per year.

We borrow under a factoring agreement with a lender (the Lender), which provides a $7.0 million credit facility. We may only borrow to the extent we have qualifying accounts receivable to use as collateral as defined in the agreement. The facility had an initial two-year term and automatically renews for successive annual periods until delivery of a proper termination notice. The facility term automatically extended to October 2023. We incur recurring fees under the agreement, including a funding fee of 0.5% above the prime rate, in no event to be less than 5.5%, on any advances, and a service fee on average net funds borrowed. The Lender has a security interest in our assets and the right to demand repayment of the advances at any time.

The Lender also advanced us $0.9 million effective September 30, 2022 (the Over-advance), pending restructuring of our mortgage promissory note with the Lender. The Over-advance accrued interest at an annual rate which was the greater of 7.0% above the Lender's prime rate (14.5% at December 31, 2022) and 10.3% until it was repaid in January 2023. As of December 31, 2022, the Over-advance was classified as long-term debt in our consolidated balance sheet as it was refinanced on a long-term basis in January 2023, as discussed below.

Additional information related to our factoring obligation (exclusive of the Over-advance) follows.

	Three Months Ended March 31,
	2023	2022
Average borrowings outstanding (in thousands)	$2,771	$2,822
Amortization of debt issuance costs (in thousands)	$-	$23
Fees paid, as a percentage of average oustanding borrowings	2.2%	1.2%
Interest paid, as a percentage of average outstanding borrowings	2.2%	1.5%

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

As of  March 31, 2023, we had $1.9 million outstanding under a line of credit with a bank. The borrowing was secured by our cash on deposit with the bank and bears interest at prime (7.8% at  March 31, 2023). There were no stipulated repayment terms for the line as long as we maintained sufficient cash collateral. We repaid the amounts borrowed under the line of credit in full in April 2023. Our borrowings under the line of credit averaged $1.8 million in the three months ended  March 31, 2023, at an average annual interest rate of 7.7%.

Long-term debt consists of the following (in thousands).

	March 31,	December 31,
	2023	2022
Mortgage promissory note - Originally dated July 2020 and modified in January 2023. As modified, interest accrues at an annual rate which is the greater of 7.0% above the Lender's prime rate (15.0% at March 31, 2023) and 10.3%. Payable in monthly installments through January 2025. Face amount $2.5 million. Secured by certain real property in Wynne, Arkansas.	$2,306	$2,211
Equipment note - Dated May 2021. Original principal $46. Due in monthly installments through June 2025. Interest accrues at the effective discount rate of 3.6% per year.	22	24
Equipment note - Dated December 2019. Original principal $40. Due in monthly installments through December 2024. Interest accrues at the effective discount rate of 9.3% per year.	16	18
Progress payment agreement - Dated August 2022. Original principal $37. Interest was payable monthly at the rate of 25.2% per year until obligation was transferred to a finance lease in February 2023.	-	39
Total long-term debt, net	$2,344	$2,292

In January 2023, we entered into agreements with the Lender to effect a modification of the terms of the mortgage promissory note. This modification involved us entering into a new mortgage promissory note in the principal amount of $2.5 million. We received $0.3 million in cash and the Lender applied the remainder of the new principal to the $1.3 million then outstanding on the prior mortgage promissory note and the $0.9 million Over-advance. Under the terms of the January 2023 note, (i) interest accrues at the same rate as the prior note, an annual rate which is the greater of 7.0% above the 1ender’s prime rate and 10.3%, and (ii) principal and interest are payable in equal monthly installments through January 2025. Prior to the modification, principal and interest were payable in equal monthly installments through December 2023. The new note is secured by a mortgage on our real property in Arkansas. The current portion of long-term debt on the consolidated balance sheet as of December 31, 2022, reflects the terms of the January 2023 modification.

Future principal maturities of long-term debt outstanding as of  March 31, 2023, follow (in thousands).

2023 (nine months ended December 31, 2023)	$886
2024	1,346
2025	124
Principal maturities	2,356
Debt issuance costs	(12)
Total long term debt, net	$2,344

NOTE 10. EQUITY, SHARE-BASED COMPENSATION AND WARRANTS

A summary of equity activity for the three months ended March 31, 2023 and 2022, follows (in thousands, except share amounts).

	Shares
	Preferred		Preferred	Common	Accumulated
	Series G	Common	Stock	Stock	Deficit	Equity
Balance, December 31, 2022	150	6,309,509	$75	$328,551	$(315,717)	$12,909
Common stock awards under equity incentive plans	-	68,693	-	300	-	300
Stock units issued to vendor	-	6,132	-	23	-	23
Common stock issued to vendor	-	600	-	1	-	1
Net loss	-	-	-	-	(2,028)	(2,028)
Balance, March 31, 2023	150	6,384,934	$75	$328,875	$(317,745)	$11,205

	Shares
	Preferred		Preferred	Common	Accumulated
	Series G	Common	Stock	Stock	Deficit	Equity
Balance, December 31, 2021	150	5,158,967	$75	$326,279	$(307,859)	$18,495
Common stock awards under equity incentive plans	-	22,475	-	241	-	241
Common stock issued to vendor	-	600	-	5	-	5
Net loss	-	-	-	-	(1,516)	(1,516)
Balance, March 31, 2022	150	5,182,042	$75	$326,525	$(309,375)	$17,225

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Share-based compensation by type of award for the three months ended March 31, 2023, follows (in thousands).

Stock options	$27
Restricted stock units	273
Compensation expense related to common stock awards issued under equity incentive plan	$300

We have outstanding (i) restricted stock units issued under the 2014 Plan (RSUs) to employees and directors and (ii) other restricted stock units held by a service provider (SUs). Each RSU and SU represents a contingent right to receive one share of common stock. Summaries of nonvested and vested restricted stock unit activity follow.

	RSUs				SUs
	Number of Units	Unrecognized Compensation (in thousands)	Average Grant Date Fair Value per share	Weighted Average Expense Period (Years)	Numer of Units	Unrecognized Compensation (in thousands)	Average Grant Date Fair Value per share	Weighted Average Expense Period (Years)
Nonvested at December 31, 2022	366,818	$1,024	$2.79	2.8	160,000	$201	$1.26	$3
Granted	76,088	70	0.93	-	6,132	5	0.74	-
Forfeited	(646)	(3)	4.64	0.6	-	-	-	-
Vested with service	(164,781)	-		-	(6,132)	-	-	-
Expensed	-	(274)	NA	-	-	(24)	-	-
Nonvested at March 31, 2023	277,479	$817	$2.94	2.6	160,000	$182	$-	2.5

Number of RSUs
Vested at December 31, 2022	224,725
Vested with service	170,913
Issued at vesting	(74,825)
Vested at March 31, 2023	320,813

As of March 31, 2023, issuance of 466,603 shares of common stock subject to certain RSUs, 320,813 of which are vested, is deferred to the date the holder is no longer providing service to RiceBran Technologies.

In April 2023, 89,143 RSUs were forfeited upon the resignation of our former chief financial officer, resulting in a $0.3 million reduction in unrecognized compensation.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11. INCOME TAXES

Our tax expense for the three months ended  March 31, 2023 and 2022, differs from the tax expense computed by applying the U.S. statutory tax rate to loss before income taxes as no tax benefits were recorded for tax losses generated in the U.S. As of March 31, 2023, we had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards. We provided a full valuation allowance against our deferred tax assets as future realization of such assets is not more likely than not to occur.

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

We calculate diluted EPS by dividing the net income attributable to RiceBran Technologies common shareholders by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the impact of assumed exercises and conversions is dilutive. We calculate the dilutive effects of outstanding options, warrants and nonvested restricted stock units that vest solely on the basis of a service condition using the treasury stock method. We calculate the dilutive effects of outstanding preferred stock using the if-converted method.

Reconciliations of the numerators and denominators in the EPS computations follow.

	Three Months Ended March 31,
	2023	2022
NUMERATOR (in thousands):
Basic and diluted - net loss	$(2,028)	$(1,516)

DENOMINATOR:
Weighted average number of shares of shares of common stock outstanding	6,337,031	5,166,491
Weighted average number of shares of common stock underlying vested restricted stock units	230,947	86,505
Basic and diluted EPS - weighted average number of shares outstanding	6,567,978	5,252,996

No effects of potentially dilutive securities outstanding were included in the calculation of diluted EPS for the three months ended March 31, 2023 and 2022, because to do so would be antidilutive as a result of our net loss. Potentially dilutive securities outstanding at March 31, 2023, included our outstanding convertible preferred stock, options, warrants and nonvested restricted stock units.

NOTE 13. FAIR VALUE MEASUREMENTS

The fair value of cash and cash equivalents, accounts receivable, accounts payable. commodities payable and short-term debt approximates their carrying value due to shorter maturities. As of March 31, 2023, the fair value of our operating lease liabilities was approximately $0.3 million lower than their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements), and the fair values of our long-term debt and finance lease liabilities approximated their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements).

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

	Level 1	Level 2	Level 3	Total

Total liabilities at fair value as of March 31, 2023 - Derivative warrant liability	$-	$-	$97	$97
Total liabilities at fair value as of December 31, 2022 - Derivative warrant liability	$-	$-	$69	$69

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis for the three months ended March 31, 2023, (in thousands):

	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
Three Months Ended March 31, 2023:
Derivative warrant liability	$69	$(28)	$-	$-	$97	$(28)
Total Level 3 fair value	$69	$(28)	$-	$-	$97	$(28)

Three Months Ended March 31, 2022:
Derivative warrant liability	$258	$(171)	$-	$-	$429	$(171)
Total Level 3 fair value	$258	$(171)	$-	$-	$429	$(171)

The derivative warrant liability relates to a warrant issued in September 2021 for the purchase of up to 230,769 shares of common stock (Warrant A), The current $2.72 per share exercise price of Warrant A is subject to adjustment in September 2023 to 110% of the 5-day volume weighted average price of our common stock if that price is less than $2.72 per share. We classify Warrant A in our consolidated balance sheets as derivative warrant liability because the holder may elect cash settlement of this warrant in the event of a change of control. We estimated the fair value of Warrant A as of March 31, 2023, and December 31, 2022, using the Black-Scholes value of a warrant with an exercise price of $2.72 per share. The changes in the estimated fair value of Warrant A are included in other income (loss) in our consolidated statements of operations. The assumptions used in valuing Warrant A follow.

	March 31, 2023	December 31, 2022
Assumed exercise price	$2.72	$2.72
Assumed volatility	96.8%	92.2%
Assumed risk free interest rate	4.2%	4.3%
Expected life of options (in years)	3.5	3.7
Expected dividends	-	-

The fair value of Warrant A approximates the cash settlement the holder could elect to be paid in the event of a change in control. At March 31, 2023, a $0.10 increase in our stock price would have resulted in approximately a $15 thousand increase in the Black Scholes fair value of Warrant A.

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

In  January 2023, we received $0.3 million in restitution payments from a former employee. The payments were ordered by a federal court in 2012. Other income in the three months ended March 31, 2023, includes a $0.3 million gain as a result of collecting the restitution payment.

RiceBran Technologies
Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues of $9.3 million in the first quarter of 2023 decreased $1.3 million, or 12.2%, compared to the first quarter of 2022. This year-over-year net decrease included a decrease in value-added derivative SRB revenues and a decrease in MGI milling revenues, offset by an increase in Golden Ridge milling revenues. Lower value-added derivative SRB revenues were largely the result of increased competition following a new market entrant. MGI milling revenues declined due to the final completion and integration of its capital expansion project in the first quarter of 2023.

Gross loss was $0.3 million in the first quarter of 2023, compared to a gross profit of $0.5 million in the first quarter of 2022. The $0.8 million decrease in gross profit was primarily due to the impact of the year-over-year decline in value-added derivative SRB revenues.

Selling, general and administrative expenses were $1.7 million in the first quarter of 2023, consistent with the first quarter of 2022.

Operating losses were $2.0 million in the first quarter of 2023, up from $1.2 million in the first quarter of 2022, due to the decrease in gross profits discussed above.

Other income (expense), net, decreased $0.3 million from the first quarter of 2022 to the first quarter of 2023 primarily due to the receipt of $0.3 million in restitution payments from a former employee, which had been ordered by a federal court in 2012.

As a result of higher operating losses being offset by lower other expense, net, net loss in the first quarter of 2023 was $2.0 million, or $0.31 per share, compared to $1.5 million, or $0.29 per share, in the first quarter of 2022.

Liquidity, Going Concern and Capital Resources

We had $3.4 million in cash and equivalents as of March 31, 2023, a decline of $0.5 million from December 31, 2022. Cash used in operating activities in 2023 was $0.1 million in the first quarter of 2023 compared to cash provided by operations of $0.2 million in 2022, driven by the $0.5 million increase in net losses offset by the $0.3 million restitution payment received in the first quarter of 2023. Cash used in investing activities in 2022 was $0.2 million, which consisted of capital expenditures. Cash used in financing activities in 2023 was $0.2 million, which included a $0.3 million reduction in borrowing on our factoring.

Management believes that despite the multi-year history of operating losses and negative operating cash flows from continuing operations, there is no substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements included in this Quarterly Report are issued. Factors alleviating this concern include our available cash and cash equivalents as of March 31, 2023, expected improvement in profitability of our milling business, and our ability to procure additional capital if needed through a variety of sources, most notably through the disposition, or borrowing against, one of our owned facilities.

On March 30, 2020, we entered into a sales agreement with respect to an at-the-market (ATM) offering program, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $6.0 million, which we currently have $2.8 million remaining. Under the terms of the securities purchase agreement related to a September 2021 offering, we are prohibited from entering into an agreement to effect any at-the-market issuance until September 13, 2023. Under the terms of the securities purchase agreement related to the October 2022 offerings, we are generally prohibited from entering into an agreement to effect an offering of our common stock or common stock equivalents until May 20, 2023, or a variable rate transaction, as defined in the agreement, until October 20, 2023.

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

Recent Accounting Pronouncements

See Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the Exchange Act) and are not required to provide the information otherwise required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. As of March 31, 2023, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2022 Annual Report on Form 10-K.

We evaluated, with the participation of our executive chairman, and interim chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our executive chairman and interim chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, liquidity or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2023, we issued the securities described below without registration under the Securities Act of 1933, as amended. The description below does not include issuances that we disclosed previously on Current Reports on Form 8-K. Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended. All issuances below were made without any public solicitation, to a limited number of sophisticated persons and were acquired for investment purposes only.

On March 31, 2023, we issued 600 shares of common stock to a service provider, that is not a natural person, as compensation for service provided. The shares were valued at an aggregate of $444.

On March 2, 2023, we issued 6,132 shares of common stock to a service provider, that is not a natural person, upon vesting of stock units that were purchased by the service provider using the performance-based compensation for services that was earned by the service provider pursuant to a performance compensation agreement. The shares were valued at an aggregate of $4,568.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached hereto and filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Here-with
10.1	Mortgage Agreement and Amendment for Purchase and Sale with Republic Business Credit, LLC	8-K	001-36245	10.18	January 19, 2023
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS (1)	Inline XBRL Instance Document					X
101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF (1)	Inline XBRL Taxonomy Extension Calculation Definition Linkbase Document					X
101.LAB (1)	Inline XBRL Taxonomy Extension Calculation Label Linkbase Document					X
101.PRE (1)	Inline XBRL Taxonomy Extension Calculation Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: May 11, 2023

/s/ Peter G. Bradley
Peter G. Bradley
Director and Executive Chairman

/s/ William J. Keneally
William J. Keneally
Interim Chief Financial Officer