Form 10-Q
period 2023-06-30
RiceBran Technologies
filed 2023-08-21
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 21, 2023, there were 6,607,776 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RiceBran Technologies

Condensed Consolidated Statements of Operations

(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$6,269	$6,581	$12,113	$12,572
Cost of goods sold	6,245	6,970	12,147	12,993
Gross profit (loss)	24	(389)	(34)	(421)
Selling, general and administrative expenses	1,644	1,215	3,102	2,585
Loss from continuing operations before other income (expense)	(1,620)	(1,604)	(3,136)	(3,006)
Interest income	8	1	27	2
Interest expense	(174)	(105)	(353)	(218)
Change in fair value of derivative warrant liability	(11)	(417)	(39)	(588)
Other expense	(43)	(38)	(103)	(72)
Other income	9	1	265	5
Loss from continuing operations before income taxes	(1,831)	(2,162)	(3,339)	(3,877)
Income tax expense	(5)	(12)	(11)	(12)
Loss from continuing operations	(1,836)	(2,174)	(3,350)	(3,889)
Loss from discontinued operations	(8,495)	(447)	(9,009)	(248)
Net loss	$(10,331)	$(2,621)	$(12,359)	$(4,137)

Basic loss per common share:
Continuing operations	$(0.27)	$(0.41)	$(0.50)	$(0.74)
Discontinued operations	(1.27)	(0.09)	(1.36)	(0.05)
	$(1.54)	$(0.50)	$(1.86)	$(0.79)

Diluted loss per common share:
Continuing operations	$(0.27)	$(0.41)	$(0.50)	$(0.74)
Discontinued operations	(1.27)	(0.09)	(1.36)	(0.05)
	$(1.54)	$(0.50)	$(1.86)	$(0.79)

Weighted average number of shares outstanding:
Basic	6,722,938	5,286,164	6,645,886	5,269,672
Diluted	6,722,938	5,286,164	6,645,886	5,269,672

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies

Condensed Consolidated Balance Sheets

(Unaudited) (in thousands, except share amounts)

	June 30	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$302	$3,941
Accounts receivable, net of allowance for credit losses of $26 and $27	3,368	3,703
Inventories	466	465
Other current assets	667	735
Current assets held for sale	-	2,224
Total current assets	4,803	11,068
Property and equipment, net	6,213	6,020
Operating lease right-of-use assets	26	77
Intangible assets	323	380
Long-term assets held for sale	-	9,888
Total assets	$11,365	$27,433

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,441	$1,232
Commodities payable	1,752	1,546
Accrued salary, wages and benefits	395	489
Accrued legal	1,245	595
Accrued expenses	708	500
Operating lease liabilities, current portion	36	107
Due under bank line of credit	-	1,832
Due under factoring agreement	2,092	3,150
Due under insurance premium finance agreements	360	185
Finance lease liabilities, current portion	141	113
Long-term debt, current portion	1,287	988
Current liabilities held for sale	-	540
Total current liabilities	9,457	11,277
Finance lease liabilities, less current portion	464	320
Long-term debt, less current portion	454	836
Derivative warrant liability	108	69
Long-term liabilities held for sale	-	2,022
Total liabilities	10,483	14,524
Commitments and contingencies
Shareholders' equity:
Preferred stock, 20,000,000 shares authorized:
Series G, convertible, 3,000 shares authorized, stated value $150,150 shares, issued and outstanding
Common stock, no par value, 15,000,000 shares authorized, 6,607,276 shares and 6,309,509 shares, issued and outstanding	328,883	328,551
Accumulated deficit	(328,076)	(315,717)
Total shareholders' equity	882	12,909
Total liabilities and shareholders' equity	$11,365	$27,433

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies

Condensed Consolidated Statements of Cash Flows

(Unaudited) (in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flow from operating activities:
Net loss	$(12,359)	$(4,137)
Loss from discontinued operations	(9,009)	(248)
Loss from continuing operations	(3,350)	(3,889)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations
Depreciation	465	440
Amortization	57	81
Stock and share-based compensation	239	323
Change in fair value of derivative warrant liability	39	588
Other	(16)	10
Changes in operating assets and liabilities:
Accounts receivable	337	(20)
Inventories	(1)	227
Accounts payable and accrued liabilities	611	454
Commodities payable	206	10
Other	68	(437)
Net cash used in operating activities of continuing operations	(1,345)	(2,213)
Net cash provided by (used in) operating activities of discontinued operations	(211)	475
Net cash used in operating activities	(1,556)	(1,738)
Cash flows from investing activities:
Purchases of property and equipment	(317)	(132)
Net cash used in investing activities of continuing operations	(317)	(132)
Net cash provided by (used in) investing activities of discontinued operations	1,679	(180)
Net cash provided by (used in) investing activities	1,362	(312)
Cash flows from financing activities:
Advances on factoring agreement	16,367	18,173
Payments on factoring agreement	(17,425)	(18,387)
Advances of bank line of credit	37	1,800
Payments of bank line of credit	(1,869)	-
Advances on insurance premium finance agreements	450	794
Payments on insurance premium finance agreements	(275)	(392)
Proceeds from debt, net of issuance costs	2,494	-
Payments of debt and finance lease liabilities	(2,764)	(626)
Net cash provided by (used in) financing activities of continuing operations	(2,985)	1,362
Net cash used in financing activities of discontinued operations	(460)	(13)
Net cash provided by (used in) financing activities	(3,445)	1,349
Net change in cash and cash equivalents	$(3,639)	$(701)

Cash and cash equivalents, beginning of period	$3,941	$5,825
Cash and cash equivalents, end of period	302	5,124
Net change in cash and cash equivalents	$(3,639)	$(701)

Supplemental disclosures, continuing operations:
Cash paid for interest	$347	$205
Cash paid for income taxes	$20	$19

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

NOTE 2. LIQUIDITY AND MANAGEMENT’S PLANS

Our continuing operations include the results of operating our rice mill located in Wynne, Arkansas (Golden Ridge) and our barley and oats mill located in East Grand Forks, Minnesota (MGI). Until June 23, 2023, as discussed further in Note 3, our operations included the production of stabilized rice bran and processing of stabilized rice bran into stabilized rice bran derivatives at facilities located in West Sacramento, California, Mermentau, Louisiana, Lake Charles, Louisiana and Dillon, Montana (the SRB Business).

Our history of operating losses and negative operating cash flows from continuing operations raised substantial doubt about our ability to continue as a going concern before consideration of management’s plans, however after consideration of management’s plans and the factors below, we believe substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued has been alleviated. The factors that alleviated the substantial doubt are summarized below:

●

Improving Operating Cash Flows - Golden Ridge has been a significant source of operating losses for us since its acquisition in 2018, however it made its first positive quarterly contribution to operating cash flows in the fourth quarter of 2022 and operations continue to improve. MGI, which has been consistently profitable since its acquisition in 2019, saw a significant increase in sales and profit contribution in the fourth quarter of 2022 due to additional capacity coming online in the third quarter of 2022 after a major capital expansion, which has continued in 2023. The transition of Golden Ridge to positive operating cash flows and expansion in MGI’s contribution to operating cash flows, together with the steps we have taken to lower our run rate for selling, general administrative expenses, should provide us with a pathway to improved operating cash flows.

●	Access to Equity Funding - We could raise additional capital from offerings of equity, including common equity and equivalents. We successfully completed equity raises in both 2022 and 2021.
●

Ability to Leverage and/or Sell Real Property - We have been able to supplement liquidity by borrowing against our real property located in Wynne, Arkansas. We also own our facility in East Grand Forks, Minnesota. We could sell or mortgage these facilities to provide additional liquidity.

●

Strategic Review Process - In light of our challenges in achieving our operating and financial targets, we are continuing our strategic review of all the possible alternatives to generate improved returns to our shareholders.

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3. DISCONTINUED OPERATIONS

We continuously assess the composition of our portfolio to ensure it is aligned with our strategic objectives and positioned to maximize return to our shareholders. On June 23, 2023, we completed the sale of our assets related to the SRB Business for $1.8 million in cash and the assumption of $1.7 million of real estate operating lease and other liabilities. The sale agreement contains customary representations, warranties and covenants.

We estimated the proceeds, net of expenses, at $1.4 million, and the net carrying value of the SRB Business assets and liabilities assumed as of the date of sale at $10.0 million for a loss on sale of $8.6 million. The estimated loss on sale includes no provision for income taxes as it is anticipated the tax benefit for the expected tax loss on disposition will not be realized based on our current U.S. valuation allowance position.

In consideration of a lender's consent to the sale and release of securities interests and liens on SRB Business assets, we paid a portion of the amount outstanding on our mortgage promissory note, not exclusively related to the SRB Business, from proceeds of the sale. In addition, we paid liabilities for accumulated paid time off to the employees of the SRB Business. The following table summarizes the initial distribution of proceeds (in thousands).

Purchase price	$1,800
Estimated expenses accrued as of June 30, 2023	(375)
Net proceeds	$1,425

Repayment of mortgage promissory note	$450
Payment of paid time off liabilities	215
$665

The following table summarizes the estimated carrying amounts of the SRB Business as of June 23, 2023, the date of sale (in thousands).

Inventories	$2,252
Other current assets	185
Property and equipment	7,710
Operating lease right of use assets	1,566
Total assets	11,713
Accrued expenses	9
Operating lease liabilities	1,668
Finance lease liabilities	12
Long-term debt	14
Total liabilities	1,703
Net assets sold	$10,010

We determined that the disposal met the criteria for presentation as discontinued operations in the second quarter of 2023. Accordingly, SRB Business results are presented as discontinued operations in our consolidated statements of operations and are excluded from continuing operations for all periods presented. In addition, the SRB Business assets and liabilities are classified as held for sale in our consolidated balance sheets for all periods presented.

The operations of the SRB Business are included in our results through the June 23, 2023, date of sale. The following two tables represent activity up to the date of the sale.

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the major line items included in loss from discontinued operations related to the SRB Business and divestiture (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$3,432	$3,609	$6,857	$8,177
Cost of goods sold	(3,147)	(3,697)	(6,796)	(7,731)
Selling, general and administrative expenses	(184)	(493)	(457)	(815)
Gain on involuntary conversion	-	147	-	147
Interest expense	(11)	(13)	(28)	(26)
Loss from operations of discontinued operations	90	(447)	(424)	(248)
Loss on sale	(8,585)	-	(8,585)	-
Loss from discontinued operations	$(8,495)	$(447)	$(9,009)	$(248)

Depreciation included in cost of goods sold	$338	$291	$646	$606
Capital expenditures	$35	$253	$111	$289

The following table summarizes the major line items included in cash flows from discontinued operations related to the SRB Business and divestiture (in thousands).

	Six Months Ended June 30,
	2023	2022

Net cash provided by (used in) operating activities	$(211)	$475
Net cash provided by (used in) investing activities	1,679	(180)
Net cash used in financing activities	(460)	(13)
Net cash provided to continuing operations	1,008	282

In the six months ended June 2023, net cash provided by investing activities in the table above is presented in our consolidated statements of cash flows in net cash provided by investing activities of discontinued operations and includes the $1.8 million net proceeds from the sale of the SRB Business. In the six months ended June 2023, net cash used in financing activities in the table above is presented in our consolidated statements of cash flows used in financing activities of discontinued operations and includes the $0.5 million repayment of our mortgage promissory note from the initial proceeds from the sale.

The following table summarizes the carrying amounts of major classes of SRB Business assets and liabilities classified as held for sale as of December 31, 2022 (in thousands).

Inventories	$1,913
Other current assets	311
Property and equipment	8,187
Operating lease right of use assets	1,701
Total assets held for sale	$12,112
Accrued expenses, including paid time off liabilities of employees of the SRB business	$236
Operating lease liabilities	1,841
Finance lease liabilities	17
Long-term debt, including $450 of mortgage promissory note, not exclusively related to the SRB business	468
Total liabilities held for sale	$2,562

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent accounting standards not yet adopted

There are no accounting standard(s) not yet adopted that will, or are expected to, result in a significant change in practice or have a significant financial impact on our financial position, results of operations or cash flows.

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

NOTE 5. ACCOUNTS RECEIVABLE AND REVENUES

Revenues in the three and six months ended June 30, 2023 and 2022, include $0.1 million, or less, in unearned revenue as of the end of the prior year.

Our accounts receivable potentially subject us to significant concentrations of credit risk. Revenues and accounts receivable from significant customers (customers with revenue or accounts receivable in excess of 10% of consolidated totals) are stated below as a percentage of consolidated totals.

	Customer
	A	B	C	D
% of revenues, three months ended June 30, 2023	32%	16%	13%	4%
% of revenues, three months ended June 30, 2022	5%	20%	13%	15%

% of revenues, six months ended June 30, 2023	29%	14%	12%	3%
% of revenues, six months ended June 30, 2022	3%	20%	11%	17%

% of accounts receivable, as of June 30, 2023	25%	6%	-%	-%
% of accounts receivable, as of December 31, 2022	19%	12%	4%	-%

The following table presents disaggregated revenues (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Rice products	$4,258	$3,767	$8,091	$7,175
Barley products	1,688	2,117	3,274	3,930
Other	323	697	748	1,467
Revenues	$6,269	$6,581	$12,113	$12,572

NOTE 6. INVENTORIES

The following table details the components of inventories (in thousands).

	June 30,	December 31,
	2023	2022
Finished goods	$241	$228
Raw materials	205	212
Packaging	20	25
Inventories	$466	$465

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7. PROPERTY AND EQUIPMENT

The following table details the components of property and equipment (amounts in thousands).

	June 30,	December 31,
	2023	2022	Estimated Useful Lives
Land	$493	$493
Furniture and fixtures	71	71	7-10 years
Plant	3,440	3,440	20-40 years, or life of lease
Computer and software	382	382	3-5 years
Leasehold improvements	151	152	5-6 years
Machinery and equipment	6,417	5,758	5-15 years
Property and equipment, cost	10,954	10,296
Less accumulated depreciation	4,741	4,276
Property and equipment, net	$6,213	$6,020

Amounts payable for property and equipment included in accounts payable and accrued liabilities totaled $0.1 million at December 31, 2022. Assets which had not yet been placed in service, included in property and equipment, totaled $0.3 million at June 30, 2023, and $0.6 million at December 31, 2022.

NOTE 8. LEASES

The components of lease expense and cash flows from leases (in thousands) follow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets, included in cost of goods sold	$36	$16	$49	$33
Interest on lease liabilities	9	2	26	4
Operating lease cost, included in selling, general and administrative expenses:
Fixed leases cost	26	26	53	53
Variable lease cost	20	20	41	46
Short-term lease cost	34	14	76	21
Total lease cost	$125	$78	$245	$157

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$9	$2	$26	$4
Operating cash flows from operating leases	$26	$26	$53	$53
Financing cash flows from finance leases	$45	$21	$78	$38

As of June 30, 2023, variable lease payments do not depend on a rate or index. As of June 30, 2023, property and equipment, net, includes $0.7 million of finance lease right-of-use-assets, with an original cost of $0.9 million. As of December 31, 2022, property and equipment, net, includes $0.8 million of finance lease right-of-use-assets, with an original cost of $0.9 million. During the six months ended June 30, 2023, we financed the purchase of $0.2 million of property and equipment in noncash finance lease transactions. During the three and six months ended June 30, 2022, we financed the purchase of $0.1 million of property and equipment in noncash finance lease transactions.

As of June 30, 2023, we do not believe it is certain that we will exercise any renewal options. The remaining terms of our leases and the discount rates used in the calculation of our lease liabilities as of June 30, 2023, follows.

	Operating Leases	Finance Leases
Remaining leases terms (in years)	0.3	0.7-4.6
Weighted average remaining lease terms (in years)	0.3	4.1
Discount rates	6.3%	2.8%-11.6%
Weighted average discount rate	6.3%	9.5%

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

Maturities of lease liabilities as of June 30, 2023, follow (in thousands).

	Operating	Finance
	Leases	Leases
2023 (six months ended December 31, 2023)	$37	$114
2024	-	177
2025	-	167
2026	-	165
2027	-	126
Thereafter	-	4
Total lease payments	37	753
Amounts representing interest	(1)	(148)
Present value of lease obligations	$36	$605

NOTE 9. DEBT

We finance certain amounts owed for annual insurance premiums under financing agreements. As of June 30, 2023, amounts due under insurance premium financing agreements are due in monthly installments of principal and interest through March 2024, at an average annual interest rate of 7.4%.

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

Additional information related to our factoring obligation (exclusive of the Over-advance) follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average borrowings outstanding	$3,019	$3,131	$2,895	$2,977
Interest paid on borrowings	72	48	134	91
Fees paid on borrowings	44	27	105	63

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

During the six months ended June 30, 2023, we borrowed under a line of credit with a bank. The borrowing was secured by our cash on deposit with the bank and bore interest at prime. There were no stipulated repayment terms for the line as long as we maintained sufficient cash collateral. We repaid the amounts borrowed under the line of credit in full in April 2023. Our borrowings under the line of credit averaged less than $0.1 million during the three months ended June 30, 2023, and $0.9 million in the six months ended June 30, 2023. During the six months ended June 30, 2023, the average annual interest rate of on borrowings was 7.6%.

Long-term debt consists of the following (in thousands).

	June 30, 2023	December 31, 2022
Mortgage promissory note - Originally dated July 2020. As subsequently modified, interest accrues at an annual rate which is the greater of 7.0% above the Lender's prime rate (15.3% at June 30, 2023) and 10.3% and payable in monthly installments through September 2024. Face amount $2.5 million. Secured by certain real property in Arkansas. December 31, 2022, excludes $450 thousand allocated to discontinued operations.	$1,578	$1,761
Equipment note - Dated May 2021. Original principal $46 thousand. Due in monthly installments through June 2025. Interest accrues at the effective discount rate of 3.6% per year.	20	24
Equipment note - Dated June 2023. Original principal $144 thousand. Due in monthly installments through August 2025. Interest accrues at the effective discount rate of 14.0% per year.	143	-
Progress payment agreement - Dated August 2022. Original principal $37 thousand. Interest was payable monthly at the rate of 25.2% per year until obligation was transferred to a finance lease in February 2023.	-	39
Total long-term debt, net	$1,741	$1,824

In January 2023, we entered into agreements with the Lender to effect a modification of the terms of the mortgage promissory note. This modification involved us entering into a new mortgage promissory note in the principal amount of $2.5 million. We received $0.3 million in cash, and the Lender applied the remainder of the new principal to the $1.3 million then outstanding on the prior mortgage promissory note and the $0.9 million Over-advance. Under the terms of the January 2023 note, (i) interest accrues at the same rate as the prior note, an annual rate which is the greater of 7.0% above the Lender’s prime rate and 10.3%, and (ii) principal and interest were payable in equal monthly installments through January 2025, under the January note. We made a $450 thousand principal payment from the SRB Business sale proceeds in June 2023, and the note now matures in September 2024. Prior to the January 2023 modification, principal and interest were payable in equal monthly installments through December 2023. The note is secured by a mortgage on our real property in Arkansas. The current portion of long-term debt on the consolidated balance sheet as of December 31, 2022, reflects the terms of the January 2023 modification.

Future principal maturities of long-term debt outstanding as of  June 30, 2023, follow (in thousands).

2023 (six months ended December 31, 2023)	$626
2024	1,070
2025	54
Principal maturities	1,750
Debt issuance costs	(9)
Total long-term debt, net	$1,741

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10. EQUITY, SHARE-BASED COMPENSATION AND WARRANTS

A summary of equity activity for the three and six months ended June 30, 2023 and 2022, follows (in thousands, except share amounts).

	Shares
	Preferred		Preferred	Common	Accumulated
	Series G	Common	Stock	Stock	Deficit	Equity
Balance, December 31, 2022	150	6,309,509	$75	$328,551	$(315,717)	$12,909
Common stock awards under equity incentive plans	-	68,693	-	300	-	300
Stock units issued to vendor	-	6,132	-	23	-	23
Common stock issued to vendor	-	600	-	1	-	1
Net loss	-	-	-	-	(2,028)	(2,028)
Balance, March 31, 2023	150	6,384,934	75	328,875	(317,745)	11,205
Common stock awards under equity incentive plans	-	221,742	-	(12)	-	(12)
Stock units issued to vendor	-	-	-	19	-	19
Common stock issued to vendor	-	600	-	1	-	1
Net loss	-	-	-	-	(10,331)	(10,331)
Balance, June 30, 2023	150	6,607,276	$75	$328,883	$(328,076)	$882

	Shares
	Preferred		Preferred	Common	Accumulated
	Series G	Common	Stock	Stock	Deficit	Equity
Balance, December 31, 2021	150	5,158,967	$75	$326,279	$(307,859)	$18,495
Common stock awards under equity incentive plans	-	22,475	-	241	-	241
Common stock issued to vendor	-	600	-	5	-	5
Net loss	-	-	-	-	(1,516)	(1,516)
Balance, March 31, 2022	150	5,182,042	75	326,525	(309,375)	17,225
Common stock awards under equity incentive plans	-	48,388	-	146	-	146
Common stock issued to vendor	-	600	-	1	-	1
Net loss	-	-	-	-	(2,621)	(2,621)
Balance, June 30, 2022	150	5,231,030	$75	$326,672	$(311,996)	$14,751

Share-based compensation by type of award, follows (in thousands).

	Three Months Ended
	June 30, 2023	March 31, 2023
Stock options	$-	$27
Restricted stock units	(12)	273
Compensation expense (expense reversal) related to common stock awards issued under equity incentive plans	$(12)	$300

We have outstanding (i) restricted stock units issued under our 2014 Equity Incentive Plan (RSUs) to employees and directors and (ii) other restricted stock units held by a service provider (SUs). Each RSU and SU represents a contingent right to receive one share of common stock. Summaries of nonvested and vested restricted stock unit activity follow.

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

	RSUs				SUs
	Number of Units	Unrecognized Compensation (in thousands)	Average Grant Date Fair Value per share	Weighted Average Expense Period (Years)	Number of Units	Unrecognized Compensation (in thousands)	Average Grant Date Fair Value per share	Weighted Average Expense Period (Years)
Nonvested at December 31, 2022	366,818	$1,024	$2.79	2.8	160,000	$201	$1.26	$3
Granted	76,088	70	0.93	-	6,132	5	0.75	-
Forfeited	(646)	(3)	5.15	0.6	-	-	-	-
Vested with service	(164,781)	-	-	-	(6,132)	-	-	-
Expense	-	(274)	-	-	-	(24)	-	-
Nonvested at March 31, 2023	277,479	817	2.95	2.6	160,000	182	1.14	2.5
Granted	60,196	60	1.00	-	-	-	-	-
Forfeited	(231,413)	(881)	3.81	1.3	-	-	-	-
Vested with service	(60,196)	-	-	-	-	-	-	-
Vested upon involuntary termination	(16,750)	-	-	-	-	-	-	-
Expense reversal (expense)	-	12	-	-	-	(19)	-	-
Nonvested at June 30, 2023	29,316	$8	$0.29	0.1	160,000	$163	$1.02	2.2

Number of RSUs
Vested at December 31, 2022	224,725
Vested with service	170,913
Issued at vesting	(74,825)
Vested at March 31, 2023	320,813
Vested with service	60,196
Vested upon involuntary termination	16,750
Issued at vesting	(221,742)
Vested at March 31, 2023	176,017

As of June 30, 2023, issuance of 202,333 shares of common stock subject to certain RSUs, 176,017 of which are vested, is deferred to the date the holder is no longer providing service to our company.

Under the original terms of certain RSUs outstanding during the periods presented, the nonvested portion of an RSU is vested upon the without-cause involuntary termination of the holder’s service. Under the original terms of all RSUs outstanding during the periods presented, upon voluntary or with-cause termination of the holder’s service, the nonvested portion of an RSU is forfeited and any previously recognized compensation related to the nonvested portion of an RSU is reversed because our policy is to recognize forfeitures as they occur.

In July 2023, we issued an option for the purchase of up to 100,000 shares of our common stock at an exercise price of $1.05 per share.  The option was immediately vested and had a grant date fair value of $73 thousand.

Preferred Stock and Tax Benefits Preservation Plan (Rights Agreement)

In July 2023, in connection with the Rights Agreement described below, we designated an eighth series of preferred stock, Series H Junior Participating Preferred Stock, no par value (Series H Preferred Shares). Series H Preferred shares will be entitled, if declared, to a preferential per share quarterly dividend payment equal to the greater of (i) $1.00 per share or (ii) an amount equal to 1,000 times the dividend declared per share of our common stock. Each share of Series H Preferred Stock entitles the holder to 1,000 votes on all matters submitted to a vote of our shareholders. In the event of any merger, consolidation or other transaction in which shares of common stock are converted or exchanged, each share of Series H Preferred Stock will be entitled to receive 1,000 times the amount received per one share of our common stock.

In July 2023, we entered into the Rights Agreement designed to reduce the likelihood that we will experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, by (i) discouraging any person or group of persons from becoming an “Acquiring Person”, which is defined in the Rights Agreement generally as a person or group of affiliated or associated persons that, at any time after the date of the Rights Agreement, has acquired, or obtained the right to acquire, beneficial ownership of 4.95% or more of the shares of our then-outstanding common stock and (ii) discouraging any existing shareholder currently beneficially holding 4.95% or more of the shares of our common stock from acquiring more shares of our common stock. In connection therewith, the Board declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock to shareholders of record at the close of business on July 17, 2023. Each Right entitles the holder to purchase one one-thousandth of a share of our Series H Preferred Stock at a price of $6.00, subject to certain adjustments.

The Rights will separate and begin trading separately from our common stock generally (i) when a person or group of affiliated or associated persons has become an Acquiring Person or (ii) following the commencement, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person becoming an Acquiring Person. If issued, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void) will become exercisable for common stock having a value equal to two times the exercise price of the Right. Prior to exercise, a Right does not give its holder any dividend, voting or liquidation rights. If not otherwise redeemed, exchanged or terminated, the Rights will expire in July 2026, or at such later date as may be established by the Board.

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11. INCOME TAXES

Our tax expense for the three months and six months ended  June 30, 2023 and 2022, differs from the tax expense computed by applying the U.S. statutory tax rate to loss from continuing operations before income taxes as no tax benefits were recorded for tax losses generated in the U.S. As of June 30, 2023, we had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards. We provided a full valuation allowance against our deferred tax assets as future realization of such assets is not more likely than not to occur.

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

We calculate diluted EPS by dividing our loss from continuing operations by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the impact of assumed exercises and conversions is dilutive. We calculate the dilutive effects of outstanding options, warrants and nonvested restricted stock units that vest solely on the basis of a service condition using the treasury stock method. We calculate the dilutive effects of outstanding preferred stock using the if-converted method.

Reconciliations of the numerators and denominators in the EPS computations for continuing operations follow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NUMERATOR (in thousands):
Basic and diluted - loss from continuing operations	$(1,836)	$(2,174)	$(3,350)	$(3,889)

DENOMINATOR:
Weighted average number of shares of shares of common stock outstanding	6,438,331	5,208,264	6,387,961	5,187,493
Weighted average number of shares of common stock underlying vested RSUs and SUs	284,607	77,900	257,925	82,179
Basic and diluted EPS - weighted average number of shares outstanding	6,722,938	5,286,164	6,645,886	5,269,672

No effects of potentially dilutive securities outstanding were included in the calculation of diluted EPS for continuing operations for the three and six months ended June 30, 2023 and 2022, because to do so would be antidilutive because of our net loss from continuing operations. Potentially dilutive securities outstanding at June 30, 2023, included our outstanding convertible preferred stock, options, warrants, nonvested RSUs and nonvested SUs.

NOTE 13. FAIR VALUE MEASUREMENTS

The fair value of cash and cash equivalents, accounts receivable, accounts payable. commodities payable and short-term debt approximates their carrying value due to shorter maturities. As of June 30, 2023, the fair values of our operating lease liability, long-term debt and finance lease liabilities approximated their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements).

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

	Level 1	Level 2	Level 3	Total

Total liabilities at fair value as of June 30, 2023 - Derivative warrant liability	$-	$-	$108	$108
Total liabilities at fair value as of December 31, 2022 - Derivative warrant liability	$-	$-	$69	$69

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis for the three and six months ended June 30, 2023, (in thousands):

	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
Three months ended June 30, 2023
Total Level 3 fair value - Derivative warrant liability	$97	$(11)	$-	$-	$108	$(11)
Six months ended June 30, 2023:
Total Level 3 fair value - Derivative warrant liability	$69	$(39)	$-	$-	$108	$(39)

Three months ended June 30, 2022
Total Level 3 fair value - Derivative warrant liability	$429	$(417)	$-	$-	$846	$(417)
Six months ended June 30, 2022:
Total Level 3 fair value - Derivative warrant liability	$258	$(588)	$-	$-	$846	$(588)

The derivative warrant liability relates to a warrant issued in September 2021 for the purchase of up to 230,769 shares of common stock (Warrant A), The current $2.72 per share exercise price of Warrant A is subject to adjustment in September 2023 to 110% of the 5-day volume weighted average price of our common stock if that price is less than $2.72 per share. We classify Warrant A in our consolidated balance sheets as derivative warrant liability because the holder may elect cash settlement of this warrant in the event of a change of control. We estimated the fair value of Warrant A as of June 30, 2023, and December 31, 2022, using the Black-Scholes value of a warrant with an exercise price of $2.72 per share. The changes in the estimated fair value of Warrant A are included in other income (loss) in our consolidated statements of operations. The assumptions used in valuing Warrant A follow.

	June 30, 2023	December 31, 2022
Assumed exercise price	$2.72	$2.72
Assumed volatility	91.1%	92.2%
Assumed risk free interest rate	3.8%	4.3%
Expected life of options (in years)	3.2	3.7
Expected dividends	-	-

The fair value of Warrant A approximates the cash settlement the holder could elect to be paid in the event of a change of control. At June 30, 2023, if we had estimated the fair value of Warrant A using our stock price as of June 30, 2023, the fair value of Warrant A would have been less than $0.1 million higher.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Employment Contracts and Severance Payments

In the normal course of business, we periodically enter into agreements which incorporate indemnification provisions. While the maximum amount to which we may be exposed under such agreements cannot be reasonably estimated, we maintain insurance coverage, which we believe will effectively mitigate our obligations under these indemnification provisions. No amounts have been recorded in our financial statements with respect to any obligations under such agreements.

RiceBran Technologies

Notes to Unaudited Condensed Consolidated Financial Statements

Vesting of certain outstanding nonvested equity grants would accelerate following a change in control.

Legal Matters

From time to time, we are involved in litigation incidental to the conduct of our business. These matters may relate to employment and labor claims, patent and intellectual property claims, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations. When applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations. We expense defense as incurred. Defense costs, when incurred, are included in selling, general and administrative expenses.

In  January 2023, we received $0.3 million in restitution payments from a former employee. The payments were ordered by a federal court in 2012. Other income in the six months ended June 30, 2023, includes a $0.3 million gain as a result of collecting the restitution payment.

NOTE 15. NASDAQ STOCK MARKET LLC (NASDAQ) NOTICES

On July 10, 2023, Nasdaq notified us that we are not in compliance with Nasdaq’s audit committee composition requirements which require that our Board’s audit committee be comprised of at least three independent directors, as defined in Nasdaq Listing Rule 5605(a)(2). Our audit committee is currently comprised of two independent directors and one vacancy. Pursuant to Nasdaq Listing Rule 5605(c)(4), we have until (i) the earlier of our next annual meeting of stockholders or June 12, 2024; or (ii) December 11, 2023, if the next annual meeting of stockholders is held before December 11, 2023. We intend to comply fully with Nasdaq’s audit committee composition requirements by or before the end of the cure period described above.

On  June 13, 2023, Nasdaq notified us that we are not in compliance with Nasdaq’s minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2) which requires us to maintain a minimum bid price of $1.00 per share. To regain compliance with this listing rule, the closing bid price of our common stock has to be at least $1.00 per share for a period of Nasdaq’s discretion, of at least 10, but not to exceed 20, consecutive business days. We have until December 11, 2023, to regain compliance under Nasdaq’s Listing Rules. As of the date of this filing, we have not regained compliance with the minimum bid price requirement. We may be eligible for and obtain from Nasdaq an additional compliance period. We are committed to taking actions that would enable us to regain compliance, including, if necessary, completing a reverse split of our common stock to increase the per share price of our common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On June 23, 2023, we completed the sale of assets related to the production of stabilized rice bran and the processing of stabilized rice bran into stabilized rice bran derivatives at facilities located in West Sacramento, California, Mermentau, Louisiana, Lake Charles, Louisiana and Dillon, Montana (the SRB Business). The SRB Business’s results are presented as discontinued operations in our consolidated statements of operations and are excluded from continuing operations for all periods presented. See Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of our discontinued operations.

Our continuing operations include the results of operating our rice mill located in Wynne, Arkansas (Golden Ridge) and our barley and oats mill located in East Grand Forks, Minnesota (MGI).

Results of Continuing Operations – Three Months Ended June 30, 2023 and 2022

Revenues of $6.3 million in the second quarter of 2023 decreased $0.3 million, or 4.7%, from $6.6 million in the second quarter of 2022. A $0.4 million decrease in MGI milling revenues was offset by a $0.8 million increase in Golden Ridge milling revenues. MGI revenues declined due to lower commodity prices. Golden Ridge revenues increased mainly because of higher commodity prices.

Our second quarter 2023 gross profit of $24 thousand compares to a gross loss of $0.4 million in the second quarter of 2022. Both MGI’s and Golden Ridge’s gross profit (loss) improved between quarters. MGI’s gross profit improved due to the elimination of certain operating inefficiencies in 2022. Golden Ridge’s gross loss lowered because of increased volume.

Selling, general and administrative (SG&A) expenses of $1.6 million in the second quarter of 2023 increased $0.4 million from $1.2 million in the second quarter of 2022. The increase primarily relates to increased legal costs incurred in the second quarter of 2023 as we continue to explore strategic alternatives.

Loss from continuing operations before other income (expense) was $1.6 million in the second quarter of 2023, consistent with the second quarter of 2022, because the impact of improved gross margins was offset by increased SG&A expenses.

Other income (expense), net, decreased $0.3 million in the second quarter of 2023 compared to the second quarter of 2022. A $0.4 million reduction in the loss from the change in the fair value of our derivative warrant liability was offset by higher interest and other borrowing costs.

As a result of the above, our second quarter 2023 loss from continuing operations was $1.8 million, or $0.27 per share, compared to $2.2 million, or $0.41 per share, in the second quarter of 2022.

Results of Continuing Operations – Six Months Ended June 30, 2023 and 2022

Primarily due to the same commodity input pricing changes noted above for the three months ended June 30, 2023, revenues of $12.1 million in the first half of 2023 decreased $0.5 million, or 3.7%, from $12.6 million in the first half of 2022. This decrease included a $1.4 million decrease in MGI revenues, offset by a $0.9 million increase in Golden Ridge revenues.

Similarly, our gross loss of $34 thousand in the first half of 2023 improved from a gross loss of $0.4 million in the first half of 2022. MGI’s gross profit improved due to the elimination of certain operating inefficiencies in 2022. Golden Ridge’s gross loss lowered because of increased volume.

SG&A expenses of $3.1 million in the first half of 2023 increased $0.5 million compared to $2.6 million in the first half 2022. The increase primarily relates to increased legal costs incurred in the second quarter of 2023 as we continue to explore strategic alternatives.

Loss from continuing operations before other income (expense) was $3.1 million in the first half of 2023, compared to $3.0 million in the first half of 2022, because the impact of improved gross margins was more than offset by increased SG&A expenses.

Other income (expense), net, decreased $0.5 million from the first half of 2022 compared to the first half of 2023.The favorable impacts of a $0.3 million restitution payment from a former employee, which had been ordered by a federal court in 2012, and a $0.5 million reduction in the change in the fair value of our derivative warrant liability were offset by higher interest and other borrowing costs.

As a result of the above our loss from continuing operations in the first half of 2023 was $3.4 million, or $0.50 per share, compared to $3.9 million, or $0.74 per share, in the first half of 2022.

Liquidity, Going Concern and Capital Resources

We had $0.3 million in cash and equivalents as of June 30, 2023, a decline of $0.6 million from December 31, 2022, after considering repayments of $3.0 million on our factoring, line of credit, long term debt and finance lease liabilities. In our continuing operations, during the first half of 2023, we used $1.3 million of cash to fund operations and $0.3 million to fund capital expenditures. This was offset by $1.0 million of net cash provided by the operation and disposition of our SRB Business in the first half of 2023.

The buyer of the SRB business did not acquire accounts receivable generated by the operation of the SRB Business assets and generally did not assume any accounts payable or accrued expenses related to the operation of the SRB Business through the June 23, 2023, date of sale. We continue to manage collections of those accounts receivable and payments of those liabilities.

Management believes that despite the multi-year history of operating losses and negative operating cash flows from continuing operations, there is no substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements included in this Quarterly Report are issued. Factors alleviating this concern include the expected continuing improvement in profitability of our milling operations and our ability to procure additional capital if needed through a variety of sources, most notably through the disposition, or borrowing against, our owned facilities.

On March 30, 2020, we entered into a sales agreement with respect to an at-the-market (ATM) offering program, under which we may offer and sell shares of our common stock having an aggregate offering price of up to $6.0 million, which we currently have $2.8 million remaining. Under the terms of the securities purchase agreement related to a September 2021 offering, we are prohibited from entering into an agreement to effect any at-the-market issuance until September 13, 2023. Under the terms of the securities purchase agreement related to the October 2022 offerings, we are generally prohibited from entering into a variable rate transaction, as defined in the agreement, until October 20, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. As of June 30, 2023, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2022 Annual Report on Form 10-K.

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

An “ownership change” could limit our ability to utilize our net operating loss (NOL) carryforwards and other tax attributes, which could result in increased future tax liability to us. We have entered into a rights agreement (Rights Agreement) to reduce the likelihood of an “ownership change” occurring in the future.

We have significant U.S. federal and state NOL carryforwards. Federal tax laws impose restrictions on the utilization of NOL carryforwards and other tax attributes in the event of an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (Tax Code). A corporation generally will experience an “ownership change” if the percentage of the corporation’s stock owned by its “5-percent shareholders,” as defined in Section 382 of the Tax Code (Section 382), increases by more than 50 percentage points over their lowest ownership percentage within the “testing period” as defined in Section 382, which is generally a rolling three-year period. Under Section 382, if a corporation undergoes an “ownership change,” such corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.” If an “ownership change” occurs in the future, utilization of our NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us.

Accordingly, we have adopted the Rights Agreement. The Rights Agreement is designed to reduce the likelihood that we will experience an “ownership change” under Section 382 by discouraging any person or group of persons from acquiring beneficial ownership of 4.95% or more of the shares of our common stock then outstanding or from acquiring additional shares of our common stock. Although the Rights Agreement is intended to reduce the likelihood of an “ownership change” that could adversely affect the utilization of our NOL carryforwards and other tax attributes, we cannot provide assurance that these restrictions on transferability will prevent all transfers that could result in such an “ownership change.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2023, we issued the securities described below without registration under the Securities Act of 1933, as amended. The description below does not include issuances that we disclosed previously on Current Reports on Form 8-K. Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended. All issuances below were made without any public solicitation, to a limited number of sophisticated persons and were acquired for investment purposes only.

On June 30, 2023, we issued 600 shares of common stock to a service provider, that is not a natural person, as compensation for service provided. The shares were valued at an aggregate of $444.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached hereto and filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Here- with
10.1	Asset Purchase Agreement with Stabil Nutrition, LLC, dated as of June 23, 2023	8-K	001-36245	2.1	June 28, 2023
10.2	Letter Agreement with Continental Republic Capital, LLC d/b/a Republic Business Credit, dated as of June 23, 2023	8-K	001-36245	10.1	June 28, 2023
10.3	Consulting Services Agreement with CXO Partners dated as of April 6, 2023	S-1/A	001-36245	10.1	April 11, 2023
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS (1)	Inline XBRL Instance Document					X
101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF (1)	Inline XBRL Taxonomy Extension Calculation Definition Linkbase Document					X
101.LAB (1)	Inline XBRL Taxonomy Extension Calculation Label Linkbase Document					X
101.PRE (1)	Inline XBRL Taxonomy Extension Calculation Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: August 21, 2023

/s/ Eric Tompkins
Eric Tompkins
Director and Executive Chairman

/s/ William J. Keneally
William J. Keneally
Interim Chief Financial Officer