Form 10-Q
period 2023-09-30
RiceBran Technologies
filed 2023-12-20
CIK 1063537

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, no par value per share	RIBT	OTC Markets (Pinks)

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

As of December 13, 2023, there were 9,512,741 shares of common stock outstanding.

RiceBran Technologies

Index

Form 10-Q

Cautionary Note about Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” concerning our operations, economic performance and financial condition. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue, liquidity or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services, products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. The forward-looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those projected in such forward-looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023. Forward-looking statements speak only as of the date on which they are made, and we disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report.

Unless the context requires otherwise, references to “we,” “us,” “our” and “the Company” refer to RiceBran Technologies and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RiceBran Technologies

Condensed Consolidated Statements of Operations

(Unaudited) (in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$4,857	$6,637	$16,970	$19,209
Cost of goods sold	5,337	7,199	17,484	20,192
Gross loss	(480)	(562)	(514)	(983)
Selling, general and administrative expenses	1,250	1,436	4,352	4,021
Loss from continuing operations before other income (expense)	(1,730)	(1,998)	(4,866)	(5,004)
Interest income	(1)	7	26	9
Interest expense	(123)	(125)	(476)	(343)
Change in fair value of derivative warrant liability	53	612	14	24
Other expense	106	(39)	(3)	(111)
Other income	(87)	-	178	5
Loss from continuing operations before income taxes	(1,782)	(1,543)	(5,121)	(5,420)
Income tax expense	-	(8)	(11)	(20)
Loss from continuing operations	(1,782)	(1,551)	(5,132)	(5,440)
Loss from discontinued operations	-	(491)	(9,009)	(739)
Net loss	$(1,782)	$(2,042)	$(14,141)	$(6,179)

Basic and diluted loss per common share:
Continuing operations	$(0.26)	$(0.29)	$(0.77)	$(1.03)
Discontinued operations	-	(0.09)	(1.34)	(0.14)
	$(0.26)	$(0.38)	$(2.11)	$(1.17)

Weighted average number of shares outstanding:
Basic	6,806,353	5,332,308	6,699,963	5,290,780
Diluted	6,806,353	5,332,308	6,699,963	5,290,780

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies

Condensed Consolidated Balance Sheets

(Unaudited) (in thousands, except share amounts)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$466	$3,941
Accounts receivable, net of allowance for credit losses of $49 and $27	2,620	3,703
Inventories	514	465
Other current assets	515	735
Current assets held for sale	-	2,224
Total current assets	4,115	11,068
Property and equipment, net	5,937	6,020
Operating lease right-of-use assets	-	77
Intangible assets	295	380
Long-term assets held for sale	-	9,888
Total assets	$10,347	$27,433

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,414	$1,232
Commodities payable	2,538	1,546
Accrued salary, wages and benefits	438	489
Accrued legal	1,545	595
Accrued expenses	590	500
Operating lease liabilities, current portion	-	107
Due under bank line of credit	-	1,832
Due under factoring agreement	1,910	3,150
Due under insurance premium finance agreements	195	185
Finance lease liabilities, current portion	136	113
Long-term debt, current portion	1,273	988
Current liabilities held for sale	-	540
Total current liabilities	10,039	11,277
Finance lease liabilities, less current portion	434	320
Long-term debt, less current portion	603	836
Derivative warrant liability	55	69
Long-term liabilities held for sale	-	2,022
Total liabilities	11,131	14,524
Commitments and contingencies
Shareholders' equity (deficit):
Preferred stock, 20,000,000 shares authorized: Series G, convertible, 3,000 shares authorized, stated value $150, 150 shares, issued and outstanding	75	75
Common stock, no par value, 15,000,000 shares authorized, 6,608,376 shares and 6,309,509 shares, issued and outstanding	328,999	328,551
Accumulated deficit	(329,858)	(315,717)
Total shareholders' equity (deficit)	(784)	12,909
Total liabilities and shareholders' equity	$10,347	$27,433

See Notes to Unaudited Condensed Consolidated Financial Statements

RiceBran Technologies

Condensed Consolidated Statements of Cash Flows

(Unaudited) (in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities:
Net loss	(14,141)	(6,179)
Loss from discontinued operations	(9,009)	(739)
Loss from continuing operations	(5,132)	(5,440)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations
Depreciation	694	671
Amortization	85	116
Stock and share-based compensation	448	817
Change in fair value of derivative warrant liability	(14)	(24)
Other	-	10
Changes in operating assets and liabilities:
Accounts receivable	1,083	(977)
Inventories	(49)	106
Accounts payable and accrued liabilities	1,173	822
Commodities payable	993	258
Assets held for sale	-	(827)
Other	(63)	(691)
Net cash used in operating activities of continuing operations	(782)	(4,652)
Net cash provided by (used in) operating activities of discontinued operations	(211)	880
Net cash used in operating activities	(993)	(3,772)
Cash flows from investing activities:
Purchases of property and equipment	(611)	(494)
Net cash used in investing activities of continuing operations	(611)	(494)
Net cash provided by (used in) investing activities of discontinued operations	1,679	(180)
Net cash provided by (used in) investing activities	1,068	(674)
Cash flows from financing activities:
Advances on factoring agreement	21,447	28,936
Payments on factoring agreement	(22,687)	(27,389)
Advances on bank line of credit	37	1,846
Payments on bank line of credit	(1,869)	-
Advances on insurance premium finance agreements	263	794
Payments on insurance premium finance agreements	(253)	(493)
Capitalized loan costs	(6)	-
Advances on debt and finance lease agreements	-	377
Payments of debt and finance lease liabilities	(22)	(967)
Net cash provided by (used in) financing activities of continuing operations	(3,090)	3,104
Net cash used in financing activities of discontinued operations	(460)	(109)
Net cash provided by (used in) financing activities	(3,550)	2,995
Net change in cash and cash equivalents	$(3,475)	$(1,451)

Cash and cash equivalents, beginning of period	$3,941	$5,825
Net change in cash and cash equivalents	3,475	1,451
Cash and cash equivalents, end of period	$466	$4,374

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

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

NOTE 2. LIQUIDITY AND MANAGEMENT’S PLANS

The Company has incurred losses and generated negative cash flows from operations since its inception. As of September 30, 2023, the Company had an accumulated deficit of $329.9 million and cash and cash equivalents of $0.5 million.

Our history of operating losses and negative operating cash flows from continuing operations raised substantial doubt about our ability to continue as a going concern before consideration of management’s plans, however after consideration of management’s recently completed refinancing, we believe substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued has been alleviated. The factors that alleviated the substantial doubt are summarized below:

On December 1, 2023, an entity owned by Cable Car Capital LLC, Funicular Funds, LP (Funicular), purchased 0.4 million of shares of common stock of the Company and lent the Company $4.0 million, less an original issue discount of $0.4 million.

Related to this financing, Funicular was also granted warrants to purchase up to 5.0 million shares of common stock of the Company.  If Funicular exercised all its warrants, it would own 49.8% of the Company.  The Company also exchanged existing warrants with other investors to purchase an aggregate 2.2 million shares of common stock of the Company for an aggregate of approximately 0.6 million shares of common stock of the Company and new warrants to purchase 1.2 million shares of common stock of the Company.

With the proceeds of this financing, the Company repaid its $1.5 million mortgage note (see Note 9) and will use the remaining balance to fund its current and future general working capital and operating, investing and financing cash flow needs.

The Company also believes additional cash can be secured through other debt or structured equity financing, if necessary. However, there can be no assurance that equity or debt financing will be available to the Company should it need it or, if available, that the terms will be satisfactory to the Company and not dilutive to existing shareholders. The Company’s failure to raise capital as and when needed could have significant negative consequences for its business, financial condition, and results of consolidated operations.

NOTE 3. DISCONTINUED OPERATIONS

We continuously assess the composition of our portfolio to ensure it is aligned with our strategic objectives and positioned to maximize return to our shareholders. On June 23, 2023, we completed the sale of our assets related to the SRB Business for $1.8 million in cash and the assumption of $1.7 million of real estate operating leases and other liabilities. The sale agreement contained customary representations, warranties and covenants.

The proceeds, net of expenses, of $1.4 million, and the net carrying value of the SRB Business assets and liabilities assumed as of the date of sale at $10.0 million resulted in our recognition of a loss on sale of $8.6 million. The estimated loss on sale includes no provision for income taxes as it is anticipated the tax benefit for the expected tax loss on disposition will not be realized based on our current U.S. valuation allowance position.

In consideration of the Lender’s (as defined below) consent to the sale and release of securities interests and liens on SRB Business assets, we paid a portion of the amount outstanding on our mortgage promissory note, not exclusively related to the SRB Business, from proceeds of the sale. In addition, we paid liabilities for accumulated paid time off to the employees of the SRB Business. The following table summarizes the initial distribution of proceeds (in thousands).

Purchase price	$1,800
Estimated expenses, accrued as of June 30, 2023	(375)
Net proceeds	$1,425

Repayment of mortgage promissory note	$450
Payment of paid time off liabilities	215
$665

The following table summarizes the estimated carrying amounts of the SRB Business as of June 23, 2023, the date of sale (in thousands).

Inventories	$2,252
Other current assets	185
Property and equipment	7,710
Operating lease right of use assets	1,566
Total assets	11,713
Accrued expenses	9
Operating lease liabilities	1,668
Finance lease liabilities	12
Long-term debt	14
Total liabilities	1,703
Net assets sold	$10,010

The buyer of the SRB Business did not acquire accounts receivable generated by the operation of the SRB Business assets and generally did not assume any accounts payable or accrued expenses related to the operation of the SRB Business through the June 23, 2023, date of sale. We continue to manage collections of those accounts receivable and payments of those liabilities.

We determined that the disposal met the criteria for presentation as discontinued operations in the second quarter of 2023. Accordingly, SRB Business results are presented as discontinued operations in our consolidated statements of operations and are excluded from continuing operations for all periods presented. In addition, the SRB Business assets and liabilities are classified as held for sale in our consolidated balance sheets for December 31, 2022. The operations of the SRB Business are included in our results through the June 23, 2023, date of sale. The following two tables represent activity up to the date of sale.

The following table summarizes the major line items included in loss from discontinued operations related to the SRB Business and divestiture (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$-	3,615	$6,857	$11,792
Cost of goods sold	-	(3,750)	(6,796)	(11,334)
Selling, general and administrative expenses	-	(329)	(457)	(1,144)
Interest expense	-	(27)	(28)	(53)
Loss from operations of discontinued operations	-	(491)	(424)	(739)
Loss on sale	-	-	(8,585)	-
Loss from discontinued operations	$-	$(491)	$(9,009)	$(739)

Depreciation included in cost of goods sold	$-	$315	$646	$921
Capital expenditures	$-	$433	$111	$722

The following table summarizes the major line items included in cash flows from discontinued operations related to the SRB Business and divestiture (in thousands).

	Nine Months Ended September 30,
	2023	2022

Net cash provided by (used in) operating activities	$(211)	$880
Net cash provided by (used in) investing activities	1,679	(180)
Net cash used in financing activities	(460)	(109)
Net cash provided to continuing operations	$(4,483)	$(2,042)

In the nine months ended September 2023, net cash provided by investing activities in the table above is presented in our consolidated statements of cash flows in net cash provided by investing activities of discontinued operations and includes the $1.4 million net proceeds from the sale of the SRB Business. In the nine months ended September 2023, net cash used in financing activities in the table above is presented in our consolidated statements of cash flows used in financing activities of discontinued operations and includes the $0.5 million repayment of our mortgage promissory note from the initial proceeds from the sale.

The following table summarizes the carrying amounts of major classes of SRB Business assets and liabilities classified as held for sale as of December 31, 2022 (in thousands).

Inventories	$1,913
Other current assets	311
Property and equipment	8,187
Operating lease right of use assets	1,701
Total assets held for sale	$12,112
Accrued expenses, including paid time off liabilities of employees of the SRB business	236
Operating lease liabilities	1,841
Finance lease liabilities	17
Long-term debt, including $450 of mortgage promissory note, not exclusively related to the SRB Business	468
Total liabilities held for sale	$2,562

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent accounting standards not yet adopted

There are no accounting standards not yet adopted that have resulted, or are expected to result in a significant change in practice or have a significant financial impact on our financial position, results of operations or cash flows.

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

	Customer
	A	B	C	D
% of revenues, three months ended September 30, 2023	26%	20%	12%	4%
% of revenues, three months ended September 30, 2022	15%	5%	11%	-%

% of revenues, nine months ended September 30, 2023	28%	12%	10%	3%
% of revenues, nine months ended September 30, 2022	13%	8%	5%	2%

% of accounts receivable, as of September 30, 2023	1%	39%	16%	10%
% of accounts receivable, as of December 31, 2022	12%	19%	-%	-%

The following table presents disaggregated revenues (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Rice products	$3,439	$4,497	$11,530	$11,672
Barley products	1,192	1,481	4,466	5,411
Other	226	659	974	2,126
Revenues	$4,857	$6,637	$16,970	$19,209

NOTE 6. INVENTORIES

The following table details the components of inventories (in thousands).

	September 30,	December 31,
	2023	2022
Finished goods	$270	$228
Raw materials	225	212
Packaging	19	25
Inventories	$514	$465

NOTE 7. PROPERTY AND EQUIPMENT

The following table details the components of property and equipment (amounts in thousands).

	September 30,	December 31,	Estimated Useful Lives
	2023	2022	(in years)
Land	$493	$493
Furniture and fixtures	-	71	7	-	10
Plant	3,444	3,440	20	-	40 or life of lease
Computer and software	27	382	3	-	5
Leasehold improvements	-	152	5	-	6
Machinery and equipment	6,436	5,758	5	-	15
Property and equipment, cost	10,310	10,296
Less accumulated depreciation	4,373	4,276
Property and equipment, net	$5,937	$6,020

NOTE 8. LEASES

The components of lease expense and cash flows from leases (in thousands) follow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets, included in cost of goods sold	$36	$20	$85	$59
Interest on lease liabilities	14	6	41	11
Operating lease cost, included in selling, general and administrative expenses:
Fixed leases cost	26	129	80	387
Variable lease cost	20	39	61	125
Short-term lease cost	20	41	96	62
Total lease cost	$116	$235	$363	$644

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$14	$6	$41	$11
Operating cash flows from operating leases	$26	$129	$80	$387
Financing cash flows from finance leases	$35	$22	$113	$68

As of September 30, 2023, variable lease payments do not depend on a rate or index. As of September 30, 2023, property and equipment, net, includes $0.7 million of finance lease right-of-use-assets, with an original cost of $0.9 million. As of December 31, 2022, property and equipment, net, includes $0.8 million of finance lease right-of-use-assets, with an original cost of $0.9 million. During the nine months ended September 30, 2023, we financed the purchase of $0.2 million of property and equipment in noncash finance lease transactions. During the three and nine months ended September 30, 2022, we financed the purchase of $0.1 million and $0.3 million of property and equipment in noncash finance lease transactions.

As of September 30, 2023, we do not believe it is certain that we will exercise any renewal options. The remaining terms of our leases and the discount rates used in the calculation of our lease liabilities as of September 30, 2023, follows.

	Operating Leases	Finance Leases
Remaining leases terms (in years)	-	0.4	-	4.3
Weighted average remaining lease terms (in years)	-	3.9
Discount rates	-	2.8%	-	11.6%
Weighted average discount rate	-	9.6%

Maturities of lease liabilities as of September 30, 2023, follow (in thousands).

	Operating	Finance
	Leases	Leases
2023	-	$57
2024	-	177
2025	-	167
2026	-	165
2027	-	126
Thereafter	-	4
Total lease payments	-	696
Amounts representing interest		(126)
Present value of lease obligations	$-	$570

NOTE 9. DEBT

We finance certain amounts owed for annual insurance premiums under financing agreements. As of September 30, 2023, amounts due under insurance premium financing agreements are due in monthly installments of principal and interest through March 2024, at an average annual interest rate of 7.5%.

We borrow under a factoring agreement with a lender (the Lender), which provides a $7.0 million credit facility. We may only borrow to the extent we have qualifying accounts receivable to use as collateral as defined in the agreement. The facility had an initial two-year term and automatically renews for successive annual periods until delivery of a proper termination notice. The facility term automatically extended to October 2024. We incur recurring fees under the agreement, including a funding fee of 0.5% above the prime rate, in no event to be less than 5.5%, on any advances, and a service fee on average net funds borrowed. The Lender has a security interest in our assets and the right to demand repayment of the advances at any time.

The Lender also advanced us $0.9 million effective September 30, 2022 (the Over-advance), pending restructuring of our mortgage promissory note with the Lender. The Over-advance accrued interest at an annual rate which was the greater of 7.0% above the Lender’s prime rate (14.5% at December 31, 2022) and 10.3% until it was repaid in January 2023. As of December 31, 2022, the Over-advance was classified as long-term debt in our consolidated balance sheet as it was refinanced on a long-term basis in January 2023, as discussed below.

Additional information related to our factoring obligation (exclusive of the Over-advance) follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average borrowings outstanding	$1,293	$3,150	$2,355	$3,036
Interest paid on borrowings	34	51	168	142
Fees paid on borrowings	26	51	131	114

During the nine months ended September 30, 2023, we borrowed under a line of credit with a bank. The borrowing was secured by our cash on deposit with the bank and bore interest at prime. There were no stipulated repayment terms for the line as long as we maintained sufficient cash collateral. We repaid the amounts borrowed under the line of credit in full in April 2023. Our borrowings under the line of credit averaged $0.6 million in the nine months ended September 30, 2023. During the nine months ended September 30, 2023, the average annual interest rate on borrowings was 6.7%.

Long-term debt consists of the following (in thousands).

	September 30,	December 31,
	2023	2022
Mortgage promissory note - Originally dated July 2020. As subsequently modified, interest accrues at an annual rate which is the greater of 7.0% above the Lender's prime rate (15.3% at June 30, 2023) and 10.3% and payable in monthly installments through September 2024. Face amount $2.5 million. Secured by certain real property in Arkansas. December 31, 2022, excludes $450 thousand allocated to discontinued operations.	$1,730	$1,761
Equipment note - Dated May 2021. Original principal $46 thousand. Due in monthly installments through June 2025. Interest accrues at the effective discount rate of 3.6% per year.	17	24
Equipment note - Dated June 2023. Original principal $144 thousand. Due in monthly installments through August 2025. Interest accrues at the effective discount rate of 14.0% per year.	129	-
Progress payment agreement - Dated August 2022. Original principal $37 thousand. Interest was payable monthly at the rate of 25.2% per year until obligation was transferred to a finance lease in February 2023.	-	39
Total long-term debt, net	$1,876	$1,824

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

Future principal maturities of long-term debt outstanding as of  September 30, 2023, follow (in thousands).

2023	$321
2024	1,403
2025	158
Principal maturities	1,882
Debt issuance costs	(6)
Total long-term debt, net	$1,876

NOTE 10. EQUITY, SHARE-BASED COMPENSATION AND WARRANTS

A summary of equity activity for the three and nine months ended September 30, 2023 and 2022, follows (in thousands, except share amounts).

	Shares
	Preferred		Preferred	Common	Accumulated
	Series G	Common	Stock	Stock	Deficit	Equity
Balance, December 31, 2022	150	6,309,509	$75	$328,551	$(315,717)	$12,909
Common stock awards under equity incentive plans	-	68,693	-	300	-	300
Stock units issued to vendor	-	6,132	-	23	-	23
Common stock issued to vendor	-	600	-	1	-	1
Net loss	-	-	-	-	(2,028)	(2,028)
Balance, March 31, 2023	150	6,384,934	75	328,875	(317,745)	11,205
Common stock awards under equity incentive plans	-	221,742	-	(12)	-	(12)
Stock units issued to vendor	-	-	-	19	-	19
Common stock issued to vendor	-	600	-	1	-	1
Net loss	-	-	-	-	(10,331)	(10,331)
Balance, June 30, 2023	150	6,607,276	$75	$328,883	$(328,076)	$882
Common stock awards under equity incentive plans	-	500	-	96	-	96
Stock units issued to vendor	-	-	-	19	-	19
Common stock issued to vendor	-	600	-	1	-	1
Net loss	-	-	-	-	(1,782)	(1,782)
Balance, September 30, 2023	150	6,608,376	$75	$328,999	$(329,858)	$(784)

Balance, December 31, 2021	150	5,158,967	$75	$326,279	$(307,859)	$18,495
Common stock awards under equity incentive plans	-	22,475	-	241	-	241
Common stock issued to vendor	-	600	-	5	-	5
Net loss	-	-	-	-	(1,516)	(1,516)
Balance, March 31, 2022	150	5,182,042	75	326,525	(309,375)	17,225
Common stock awards under equity incentive plans	-	48,388	-	146	-	146
Common stock issued to vendor	-	600	-	1	-	1
Net loss	-	-	-	-	(2,621)	(2,621)
Balance, June 30, 2022	150	5,231,030	$75	$326,672	$(311,996)	$14,751
Common stock awards under equity incentive plans	-	-	-	492	-	492
Common stock issued to vendor	-	600	-	2	-	2
Other	-	10,447	-	-	-	-
Net loss	-	-	-	-	(2,042)	(2,042)
Balance, September 30, 2022	150	5,242,077	$75	$327,166	$(314,038)	$13,203

Share-based compensation by type of award, follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$69	$(54)	$3	$(74)
Restricted stock units	27	464	288	801
Compensation expense related to common stock awards issued under equity incentive plans	$96	$410	$291	727

We have outstanding (i) restricted stock units issued under our 2014 Equity Incentive Plan (RSUs) to employees and directors and (ii) other restricted stock units held by a service provider (SUs). Each RSU and SU represents a contingent right to receive one share of common stock. Summaries of nonvested and vested restricted stock unit activity follows.

	RSUs				SUs
	Number of Units	Unrecognized Compensation (in thousands)	Average Grant Date Fair Value per share	Weighted Average Expense Period (Years)	Number of Units	Unrecognized Compensation (in thousands)	Average Grant Date Fair Value per share	Weighted Average Expense Period (Years)
Nonvested at December 31, 2022	366,818	$1,024	$2.79	2.8	160,000	$201	$1.26	$3
Granted	76,088	70	0.93	-	6,132	5	0.75	-
Forfeited	(646)	(3)	5.15	0.6	-	-	-	-
Vested with service	(164,781)	-	-	-	(6,132)	-	-	-
Expense	-	(274)	-	-	-	(24)	-	-
Nonvested at March 31, 2023	277,479	817	2.95	2.6	160,000	182	1.14	2.5
Granted	60,196	60	1.00	-	-	-	-	-
Forfeited	(231,413)	(881)	3.81	1.3	-	-	-	-
Vested with service	(60,196)	-	-	-	-	-	-	-
Vested upon involuntary termination	(16,750)	-	-	-	-	-	-	-
Expense reversal (expense)	-	12	-	-	-	(19)	-	-
Nonvested at June 30, 2023	29,316	$8	$0.29	0.1	160,000	$163	$1.02	2.2
Granted	66,280	29	0.43	-	-	-	-	-
Forfeited	(2,000)	(8)	4.00	0.4	-	-	-	-
Vested with service	(92,596)	-	-	-	-	-	-	-
Vested upon involuntary termination	(500)	-	-	-	-	-	-	-
Expense reversal (expense)	-	(28)	-	-	-	(19)	-	-
Nonvested at September 30, 2023	500	$1	$4.12	-	160,000	$144	$0.90	2.0

Number of RSUs
Vested at December 31, 2022	224,725
Vested with service	170,913
Issued at vesting	(74,825)
Vested at March 31, 2023	320,813
Vested with service	60,196
Vested upon involuntary termination	16,750
Issued at vesting	(221,742)
Vested at June 30, 2023	176,017
Vested with service	92,596
Vested upon involuntary termination	500
Issued at vesting	(500)
Vested at September 30, 2023	268,613

As of September 30, 2023, issuance of 268,613 shares of common stock subject to certain RSUs which are vested, is deferred to the date the holder is no longer providing service to our Company.

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

In July 2023, we entered into the Rights Agreement designed to reduce the likelihood that we will experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, by (i) discouraging any person or group of persons from becoming an “Acquiring Person”, which is defined in the Rights Agreement generally as a person or group of affiliated or associated persons that, at any time after the date of the Rights Agreement, has acquired, or obtained the right to acquire, beneficial ownership of 4.95% or more of the shares of our then outstanding common stock and (ii) discouraging any existing shareholder currently beneficially holding 4.95% or more of the shares of our common stock from acquiring more shares of our common stock. In connection therewith, the Board declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock to shareholders of record at the close of business on July 17, 2023. Each Right entitles the holder to purchase one one-thousandth of a share of our Series H Preferred Stock at a price of $6.00, subject to certain adjustments.

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

NOTE 11. INCOME TAXES

Our tax expense for the three and nine months ended  September 30, 2023 and 2022, differs from the tax expense computed by applying the U.S. statutory tax rate to loss from continuing operations before income taxes as no tax benefits were recorded for tax losses generated in the U.S. As of September 30, 2023, we had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards. We provided a full valuation allowance against our deferred tax assets as future realization of such assets is not more likely than not to occur.

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

Reconciliations of the numerators and denominators in the EPS computations for continuing operations follow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NUMERATOR (in thousands):
Basic and diluted - loss from continuing operations	$(1,782)	$(1,551)	$(5,132)	$(5,440)

DENOMINATOR:
Weighted average number of shares of shares of common stock outstanding	6,607,738	5,235,005	6,462,025	5,203,504
Weighted average number of shares of common stock underlying vested RSUs and SUs	198,615	97,303	237,938	87,276
Basic and diluted EPS - weighted average number of shares outstanding	6,806,353	5,332,308	6,699,963	5,290,780

No effects of potentially dilutive securities outstanding were included in the calculation of diluted EPS for continuing operations for the three and nine months ended September 30, 2023 and 2022, because to do so would be antidilutive because of our net loss from continuing operations. Potentially dilutive securities outstanding at September 30, 2023, included our outstanding convertible preferred stock, options, warrants, nonvested RSUs and nonvested SUs.

NOTE 13. FAIR VALUE MEASUREMENTS

The fair value of cash and cash equivalents, accounts receivable, accounts payable, commodities payable and short-term debt approximates their carrying value due to shorter maturities. As of September 30, 2023, the fair values of our operating lease liability, long-term debt and finance lease liabilities approximated their carrying values, based on current market rates for similar debt and leases with similar maturities (Level 3 measurements).

The following tables summarize the fair values by input hierarchy of items measured at fair value on a recurring basis on our consolidated balance sheets (in thousands):

	Level 1	Level 2	Level 3	Total

Total liabilities at fair value as of September 30, 2023 - Derivative warrant liability			55	$55
Total liabilities at fair value as of December 31, 2022 - Derivative warrant liability	$-	$-	$69	$69

The following tables summarize the changes in level 3 items measured at fair value on a recurring basis for the three and nine months ended September 30, 2023, (in thousands):

	Fair Value as of Beginning of Period	Total Realized and Unrealized Gains (Losses)	Issuance of New Instruments	Net Transfers (Into) Out of Level 3	Fair Value, at End of Period	Change in Unrealized Gains (Losses) on Instruments Still Held
Three months ended September 30, 2023
Total Level 3 fair value - Derivative warrant liability	$108	$53	$-	$-	$55	$53
Nine months ended September 30, 2023:
Total Level 3 fair value - Derivative warrant liability	$69	$14	$-	$-	$55	$14

Three months ended September 30, 2022
Total Level 3 fair value - Derivative warrant liability	$846	$612	$-	$-	$234	$612
Nine months ended September 30, 2022:
Total Level 3 fair value - Derivative warrant liability	$258	$24	$-	$-	$234	$24

The derivative warrant liability relates to a warrant issued in September 2021 for the purchase of up to 230,769 shares of common stock (Warrant A). The current $2.72 per share exercise price of Warrant A adjusted in September 2023 to $0.57 per share, 110% of the 5-day volume weighted average price of our common stock. We classify Warrant A in our consolidated balance sheets as derivative warrant liability because the holder may elect cash settlement of this warrant in the event of a change of control. We estimated the fair value of Warrant A as of September 30, 2023, and December 31, 2022, using Black-Scholes which approximates the cash settlement the holder could elect to be paid in the event of a change of control. The changes in the estimated fair value of Warrant A are included in other income (loss) in our consolidated statements of operations. The assumptions used in valuing Warrant A follow.

	September 2023	December 31, 2022
Assumed exercise price	$0.57	$2.72
Assumed volatility	93.3%	92.2%
Assumed risk free interest rate	5.4%	4.3%
Expected life of options (in years)	3.0	3.7
Expected dividends	-	-

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

Legal Matters

From time to time, we are involved in litigation incidental to the conduct of our business. These matters may relate to employment and labor claims, patent and intellectual property claims, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations. When applicable, we record accruals for contingencies when it is probable that liability will be incurred and the amount of loss can be reasonably estimated. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations. We expense defense as incurred. Defense costs, when incurred, are included in selling, general and administrative expenses.

In  January 2023, we received $0.3 million in restitution payments from a former employee. The payments were ordered by a federal court in 2012. Other income in the nine months ended September 30, 2023, includes a $0.3 million gain as a result of collecting the restitution payment.

NOTE 15. SUBSEQUENT EVENTS

On November 8, 2023, the Nasdaq Stock Market LLC (Nasdaq) delisted the Company. The Company’s stock is now traded on the OTC Pink Market under the symbol “RIBT.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On June 23, 2023, we completed the sale of our assets related to the production of stabilized rice bran and the processing of stabilized rice bran into stabilized rice bran derivatives at facilities located in West Sacramento, California, Mermentau, Louisiana, Lake Charles, Louisiana and Dillon, Montana (the SRB Business). The SRB Business’s results are presented as discontinued operations in our consolidated statements of operations and are excluded from continuing operations for all periods presented. See Note 3 in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of our discontinued operations.

As of September 30, 2023, continuing operations included the results of operating our rice mill located in Wynne, Arkansas (Golden Ridge) and our barley and oats mill located in East Grand Forks, Minnesota (MGI).

Results of Continuing Operations – Three Months Ended September 30, 2023 and 2022

Revenues of $4.8 million in the third quarter of 2023 decreased $ 1.8 million, or 26.8%, from $6.6 million in the third quarter of 2022. $1.2 million of this decrease related to Golden Ridge mainly due a lack of availably of end of the season crop leading to lower volumes.  The remaining $0.6 million revenue decrease at MGI Grain was mainly due to lower commodity prices.

The third quarter 2023 gross loss at both MGI Grain Incorporated (MGI Grain) and Golden Ridge Rice Mills, Inc. (Golden Ridge) decreased compared to the third quarter of 2022 by $0.1 million in total or 15.5% due to the rationalization of less profitable business due to the commodity supply changes noted above.

Despite increased legal and consulting costs incurred in the third quarter of 2023 as we continue to explore all our strategic alternatives, selling, general and administrative (SG&A) expenses of $1.2 million in the third quarter of 2023 still decreased $0.2 million or 12.7% from $1.4 million in the third quarter of 2022 due to continued control of other overhead expenses, mainly staff.

Loss from continuing operations before other income (expense) was $1.7 million in the third quarter of 2023, $0.3 million or 13.5% less than the third quarter of 2022 because of the improved gross margin and decreased SG&A expenses noted above.

Other expense, net, increased $0.5 million in the third quarter of 2023 compared to the third quarter of 2022 mainly due to the reduction in the gain from the change in the fair value of our derivative warrant liability.

As a result of the above, our third quarter 2023 loss from continuing operations was $1.8 million, or $0.26 per share, compared to $2.0 million, or $0.29 per share, in the third quarter of 2022.

Results of Continuing Operations – Nine Months Ended September 30, 2023 and 2022

Primarily due to commodity input pricing changes, revenues of $17.0 million in the first nine months of 2023 decreased $2.2 million, or 11.7%, from $19.2 million in the first nine months of 2022. This decrease included a $1.9 million decrease in MGI Grain revenues and $0.3 million decrease in Golden Ridge revenues.

However, our gross loss of $0.5 million in the first nine months of 2023 improved 47.9% from a gross loss of $1,0 million in the first nine months of 2022 about equally at both MGI Grain and Golden Ridge gross due to the elimination of certain operating inefficiencies.

SG&A expenses of $4.3 million in the first nine months of 2023 increased $0.3 million or 8.3% compared to $4.0 million in the first nine months 2022 due to increased legal and consulting costs incurred as we continue to explore all our strategic alternatives.

Loss from continuing operations before other income (expense) was $4.8 million in the first nine months of 2023, compared to $5.0 million for the same period of 2022 because of, as noted above, the impact of our improved gross margin offset by increased SG&A expenses.

Other income, net, increased $0.2 million from the nine months of 2023 compared to same period of 2022 mainly due to the favorable impact of a $0.3 million restitution payment from a former employee, which had been ordered by a federal court in 2012.

As a result of the above our loss from continuing operations in the first nine months of 2023 was $5.1 million, or $0.77 per share, compared to $5.4 million, or $1.03 per share, in the first nine months of 2022.

Liquidity, Going Concern and Capital Resources

We had $0.5 million in cash and equivalents as of September 30, 2023, a decline of $0.6 million from December 31, 2022, after considering repayments of $3.0 million on our factoring, line of credit, long term debt and finance lease liabilities. In our continuing operations, during the first nine months of 2023, we used $0.5 million of cash to fund operations and $1.1 million to fund capital expenditures. This was offset by $0.5 million of net cash provided by the operation and disposition of our SRB Business in the first nine months of 2023.

On December 1, 2023, an entity owned by Cable Car Capital LLC, Funicular Funds, LP (Funicular), purchased $0.4 million of shares of common stock of the Company and lent the Company $4.0 million, less an original issue discount of $0.4 million.

Related to this financing, Funicular was also granted warrants to purchase up to 5.0 million shares of common stock of the Company.  If Funicular exercised all its warrants, it would own 49.8% of the Company.  The Company also exchanged existing warrants with other investors to purchase an aggregate 2.2 million shares of common stock of the Company for an aggregate of approximately 0.6 million shares of common stock of the Company and new warrants to purchase 1.2 million shares of common stock of the Company.

With the proceeds of this financing, the Company repaid its $1.5 million mortgage note (see Note 9) and will use the remaining balance to fund its current and future general working capital and operating, investing and financing cash flow needs.

The Company believes this financing will be adequate to fund the Company’s planned operations over the next twelve months from the issuance of these Unaudited Condensed Consolidated Financial Statements.

The Company also believes additional cash can be secured through other debt or structured equity financing, if necessary. However, there can be no assurance that equity or debt financing will be available to the Company should it need it or, if available, that the terms will be satisfactory to the Company and not dilutive to existing shareholders. The Company’s failure to raise capital as and when needed could have significant negative consequences for its business, financial condition, and results of consolidated operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. As of September 30, 2023, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in our 2022 Annual Report on Form 10-K.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position, results of operations or cash flows. We record accruals for contingencies when it is probable that liability will be incurred, and the amount of loss can be reasonably estimated.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and the factor discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2023, which could materially affect our business, financial condition, liquidity or future results. The risks described in our Annual Report on Form 10-K, Quarterly Report on Form 10-Q and below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Our common stock was delisted from Nasdaq, which may adversely affect our stock price and the liquidity of our stock and could impact our ability to obtain financing could be impaired.

On October 30, 2023, we received a Staff Delisting Determination (the Staff Determination) from the Nasdaq Listing Qualifications Department (the Staff). The Staff Determination was issued as a result of the Company failing to comply with the minimum $2,500,000 stockholders’ equity requirement for continued listing as set forth in Nasdaq Listing Rule 5550(b) (the Listing Requirement). On the basis of the Staff’s review and materials submitted by the Company to Nasdaq on October 9, 2023 and October 23, 2023, the Staff determined that the Company did not provide a definitive plan evidencing its ability to achieve near term compliance with the Listing Requirement or sustain such compliance over an extended period of time. Accordingly, trading in the Company’s common stock was suspended at the open of business on November 8, 2023 removing the Company’s securities from listing and registration on Nasdaq. We have transferred the quotation of our common stock to the over-the-counter markets operated by OTC Markets Group Inc. The shares of the Company’s common stock are currently trading under the symbol of “RIBT” on OTC Pink Market.

The delisting of our common stock from Nasdaq may negatively impact our Company and holders of our common stock, including the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. There can be no guarantee that a broker will continue to make a market in our common stock and that trading will continue on the OTC Pink Market. The delisting from Nasdaq may further adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and business partners, and limit our access to debt and equity financing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2023, we issued the securities described below without registration under the Securities Act of 1933, as amended (the Securities Act). The description below does not include issuances that we disclosed previously on Current Reports on Form 8-K.

Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act. All issuances below were made without any public solicitation, to a limited number of sophisticated persons and were acquired for investment purposes only.

On September 30, 2023, we issued 600 shares of common stock to a service provider, that is not a natural person, as compensation for service provided. These shares were valued at an aggregate of $444.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are attached hereto and filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing / Effective Date	Filed Here-with
3.1	Certificate of Determination of Series H Junior Participating Preferred Stock					X
3.2	Amendment to Bylaws, effective August 30, 2023	8-K	001-36245	3.1	August 30, 2023
4.1	Tax Benefits Preservation Plan, dated as of July 6, 2023, with American Stock Transfer & Trust Company, LLC, as Rights Agent.	8-K	001-36245	4.1	July 6, 2023
10.1	Agreement for Purchase And Sale with Republic Business Credit, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 1, 2019).	8-K	001-36245	10.1	September 14, 2023
16.1	Letter from RSM US LLP to the Securities and Exchange Commission, dated August 23, 2023.	8-K	001-36245	16.1	August 23, 2023
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS (1)	Inline XBRL Instance Document					X
101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF (1)	Inline XBRL Taxonomy Extension Calculation Definition Linkbase Document					X
101.LAB (1)	Inline XBRL Taxonomy Extension Calculation Label Linkbase Document					X
101.PRE (1)	Inline XBRL Taxonomy Extension Calculation Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: December 20, 2023

/s/ Eric Tompkins
Eric Tompkins
Director and Executive Chairman

/s/ William J. Keneally
William J. Keneally
Interim Chief Financial Officer